Form 10-Q
period 1996-03-31
FIRST DATA CORP
filed 1996-05-13
CIK 883980

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended          MARCH 31, 1996
                                     ---------------------------------------

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the transition period from _________________ to _________________

                  Commission file number     1-11073
                                           -----------

                            FIRST DATA CORPORATION
            -------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           DELAWARE                                   47-0731996
- - -------------------------------                 ---------------------
(State or other jurisdiction of                    (I.R.S.Employer
 incorporation or organization)                  Identification No.)


    401 HACKENSACK AVENUE, HACKENSACK, NEW JERSEY            07601
 ---------------------------------------------------   ---------------
      (Address of principal executive offices)            (Zip Code)


    Registrant's telephone number, including area code    (201) 525-4700
                                                         ----------------

                                NOT APPLICABLE
          -------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----    -----

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                  Number of Shares Outstanding
         Title of each class                           as of May 1, 1996
- - -------------------------------------           -------------------------------
    Common Stock, $.01 par value                           223,711,953

                             FIRST DATA CORPORATION



                                     INDEX
                                     -----


                                                           PAGE
PART I.  FINANCIAL INFORMATION                            NUMBER
                                                          ------

Item 1   Consolidated Financial Statements:

         Consolidated Statements of Income for the
         three months ended March 31, 1996 and 1995......    3

         Consolidated Balance Sheets at March 31, 1996
         and December 31, 1995...........................    4

         Consolidated Statements of Cash Flows for the
         three months ended March 31, 1996 and 1995......    5

         Notes to Consolidated Financial Statements......    6


Item 2   Management's Discussion and Analysis of
         Financial Condition and
         Results of Operations...........................    9



PART II. OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K...............    13


                            FIRST DATA CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                    (In millions, except per share amounts)
                                 (Unaudited)


                                             Three Months Ended March 31,
                                             ----------------------------
                                                 1996            1995
                                             ------------    ------------
REVENUES
Operating revenues                             $1,129.7         $900.4
Other income                                        ---            3.0
                                             ----------      ---------
                                                1,129.7          903.4
                                             ----------      ---------

EXPENSES
Operating                                         722.0          574.0
Selling, general and administrative               193.1          165.2
Merger, integration and impairment                 16.3            ---
Interest expense                                   26.0           26.9
                                             ----------      ---------
                                                  957.4          766.1
                                             ----------      ---------

Income before income taxes                        172.3          137.3

Income taxes                                       66.5           53.4
                                             ----------      ---------

Net income                                       $105.8          $83.9
                                             ==========      =========
Earnings per common share                         $0.46          $0.39
                                             ==========      =========



See notes to consolidated financial statements.

                            FIRST DATA CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (In millions)
                                  (Unaudited)



                                                    March 31,    December  31,
                                                      1996           1995
                                                  ------------   ------------
                    ASSETS

Cash and cash equivalents                             $215.8         $231.0
Settlement assets                                    6,402.8        6,210.6
Accounts receivable, net of allowance for
  doubtful accounts of $18.4 (1996) and
  $20.9 (1995)                                         879.6          835.9
Property and equipment, net                            622.6          571.4
Goodwill, less accumulated amortization
     of $324.9 (1996) and $298.1 (1995)              3,395.0        3,246.1
Other intangibles, less accumulated amortization
     of $261.7 (1996) and $237.0 (1995)                732.6          720.0
Other assets                                           488.7          402.8
                                                   ---------      ---------
                                                   $12,737.1      $12,217.8
                                                   =========      =========

       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Settlement obligations                         $6,342.5       $6,119.4
     Accounts payable and other liabilities          1,374.2        1,378.5
     Borrowings                                      1,352.5        1,127.7
     Senior convertible debentures                     447.1          447.1
                                                   ---------      ---------
           Total Liabilities                         9,516.3        9,072.7
                                                   ---------      ---------

Commitments and contingencies
Stockholders' Equity:
     Common Stock, $.01 par value; authorized
         600.0 shares, issued 224.0 shares               2.2            2.2
     Additional paid-in capital                      2,052.4        2,021.0
                                                   ---------      ---------
     Paid-in capital                                 2,054.6        2,023.2
     Retained earnings                               1,196.8        1,148.8
     Other                                              (7.0)          18.7
     Less treasury stock at cost, 0.4 shares
         (1996) and 0.7 shares (1995)                  (23.6)         (45.6)
                                                   ---------      ---------
           Total Stockholders' Equity                3,220.8        3,145.1
                                                   ---------      ---------
                                                   $12,737.1      $12,217.8
                                                   =========      =========

See notes to consolidated financial statements.

                            FIRST DATA CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In millions)
                                  (Unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                         ------------------
                                                           1996       1995
                                                         -------    -------
Cash and cash equivalents at beginning of
   period                                                 $231.0     $350.5
                                                          ------     ------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                              105.8       83.9
   Adjustments to reconcile to net cash provided
     by operating activities:
        Depreciation and amortization                       94.8       77.3
        Non-cash portion of merger, intergration and
               impairment charge                            13.4        ---
        Gains on sales of businesses, net of taxes           ---       (1.8)
        Other non-cash items                                 3.6       (2.0)
        Increase (decrease) in cash, excluding the
           effects of acquisitions, resulting from
           changes in:
             Accounts receivable                           (26.5)      31.7
             Other assets                                   (4.5)       3.0
             Accounts payable and other liabilities        (53.3)     (63.6)
             Income tax accounts                            32.3      125.5
                                                          ------     ------
        Net cash provided by operating activities          165.6      254.0
                                                          ------     ------

CASH FLOWS FROM INVESTING ACTIVITIES
   Current year acquisitions, net of cash acquired        (249.1)    (173.0)
   Payment of deferred cash purchase consideration
      related to the Western Union acquisition               ---     (300.0)
   Payments related to other businesses previously
      acquired                                             (15.7)     (47.1)
   Proceeds from dispositions, net of expenses
      and taxes paid                                         5.1        6.3
   Additions to property and equipment, net                (86.5)     (50.1)
   Payments to secure customer service contracts,
      including outlays for conversion and
      capitalized systems development costs                (46.5)     (33.4)
   Other investing activities                               (0.5)      (1.0)
                                                          ------     ------
        Net cash used in investing activities             (393.2)    (598.3)
                                                          ------     ------

CASH FLOWS FROM FINANCING ACTIVITIES
   Short-term borrowings, net                              231.4      235.0
   Principal payments on long-term debt                     (8.7)      (2.8)
   Proceeds from issuance of common stock                   59.3        8.0
   Purchase of treasury shares                             (63.6)     (22.4)
   Cash dividends and other distributions                   (6.0)      (6.3)
                                                          ------     ------
        Net cash provided by financing activities          212.4      211.5
                                                          ------     ------

Change in cash and cash equivalents                        (15.2)    (132.8)
                                                          ------     ------

Cash and cash equivalents at end of period                $215.8     $217.7
                                                          ======     ======

See notes to consolidated financial statements.

                             FIRST DATA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. The consolidated financial statements of First Data Corporation ("FDC" or "the Company") should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1995. Significant accounting policies disclosed therein have not changed. The Company completed its merger with First Financial Management Corporation ("FFMC") in October 1995, which was accounted for as a pooling of interests. Accordingly, the consolidated financial statements included herein give retroactive effect to this transaction and include the combined operations of FDC and FFMC for all periods presented. Certain prior year amounts have been reclassified to conform to the current year presentation.

    The consolidated financial statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial position of the Company at March 31, 1996 and the consolidated results of its operations and cash flows for the three months ended March 31, 1996 and 1995. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

    FDC operates in a single business segment, providing a variety of information services primarily to financial institutions and commercial establishments. The largest category of services involves information processing and funds transfer related to payment transactions, including credit and debit cards, checks and other types of payment instruments (such as money transfers, money orders, and official checks). These services include the authorization, processing and settlement of credit and debit card transactions, verification or guarantee of check transactions, and worldwide nonbank money transfers. Other service areas include information processing for investment companies, health care claims processing, and data imaging and related information management services.

    FDC recognizes revenues from its information processing services as such services are performed, recording revenues net of certain costs not controlled by the Company (primarily interchange fees charged by credit card associations of $430.0 million in the first quarter of 1996 and $267.3 million in 1995's first quarter).

2. In the fourth quarter of 1995, the Company recorded a $645.7 million merger, integration and impairment charge and disclosed that plans for the integration of operations would continue to be implemented during 1996. The 1996 first quarter results include a $16.3 million merger, integration and impairment charge, which reduced net income by $10.0 million ($.04 per share), related primarily to integration processes in certain of the Company's businesses. The charge included $12.0 million of restructuring and integration costs consisting principally of accruals for personnel severance (involving approximately 800 employees) with additional charges for lease termination costs and incurred employee relocations. For the fourth quarter of 1995 and the first quarter of 1996, restructuring and integration accruals totaled $133.2 million, against which $48.7 million of cash expenditures have been charged. The remaining $4.3 million of the first quarter charge is impairment costs, principally related to exiting certain locations and business activities.

                             FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (UNAUDITED)


3. FDC has guaranteed the $447.1 million of 5% senior convertible debentures issued by FFMC in December 1994.

    FFMC is not required to file periodic reports with the Securities and Exchange Commission with respect to the outstanding senior convertible debentures so long as such reports for FDC contain summarized financial information concerning FFMC. Subsequent to the merger, certain FDC businesses were merged into certain FFMC subsidiaries, therefore the current year results are not comparable with the prior year. The summarized financial information for FFMC and its subsidiaries is as follows :


    Three months ended March 31,         1996          1995
    --------------------------------------------------------------
    (In millions)

    Revenues                          $  613.4      $  457.8
    Income before income taxes           121.1          57.2
    Net income                            73.5          33.7

                                      March 31,      December 31,
                                        1996            1995
    --------------------------------------------------------------
    (In millions)

    Goodwill                          $2,001.2      $1,794.8
    Total assets                       4,010.6       3,330.2
    Borrowings                            12.9          24.0
    Senior convertible debentures        447.1         447.1
    Total liabilities                  2,382.2       1,816.6

4. In January, 1996, FDC paid $162 million to purchase the remaining interest in a joint venture relating to Western Union's money transfer services between the U.S. and Mexico. The purchase price has been classified as goodwill and, consistent with the Company's accounting for its 1994 acquisition of Western Union, is being amortized over forty years.

    During the first quarter, the Company also acquired a business expanding FDC's markets and service offerings in its payment instruments business and made additional payments relating to a number of its alliance programs with bank clients involving merchant business.

5. The Company's commercial paper borrowings at March 31, 1996 were $920.7 million under its $1 billion commercial paper program. In April 1996, the Company issued $100 million in Medium-Term Notes with two and three year maturities and utilized the proceeds to reduce its commercial paper borrowings.

                             FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (UNAUDITED)


6. Earnings per common share amounts are computed by dividing net income amounts by weighted average common and common equivalent shares (when dilutive) outstanding during the period. Weighted average shares outstanding totaled 237.7 million and 222.1 million in the first quarter of 1996 and 1995, respectively, including common stock equivalents of 13.9 million and
    14.2 million, respectively. Common stock equivalents consist of shares issuable under FDC's stock option plans, shares issuable in connection with previously outstanding FFMC common stock warrants, and an assumed conversion into common stock of FFMC's senior convertible debentures. The after tax interest expense and issue cost amortization on these debentures (approximately $3.5 million in both quarters) is added back to net income when common stock equivalents are included in computing earnings per common share.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


First Data Corporation ("FDC" or "the Company") completed its merger with First Financial Management Corporation ("FFMC") in October 1995. This business combination was accounted for as a pooling of interests and, accordingly, the results of FFMC are included in the Company's results for all periods presented in the accompanying consolidated financial statements and in the following discussions.

Results of Operations
- - ---------------------

Operating revenues for the quarter ended March 31, 1996 were up 25% to $1.13 billion, compared with $900 million in 1995's first quarter. The Company's internal growth rate in revenues over the prior year quarter (excluding the effect of acquisitions and divested businesses) was approximately 20%. Growth in existing businesses, principally due to strong underlying volume increases from existing clients and the addition of new clients, accounted for a substantial majority of the revenue increase. The Company's performance reflects, in particular, continuing strong growth in the domestic card issuance, merchant processing, and payment instruments business areas. The internal growth rate includes the negative impact of a decrease in FDC's health care administrative services area due to the Company's deemphasis of certain aspects of this business primarily related to government programs.

The Company derives revenues in its primary service areas based on a unit price per transaction, on a percentage of dollar volume, or on a combination thereof. The overall 1996 first quarter growth of FDC is demonstrated by the following key indicators (along with the percentage growth compared to first quarter
1995): 128 million card accounts on file at March 31, 1996 (+35%), 1.2 billion merchant transactions (+53%, including the impact of the March 1995 acquisition of CES), and 110 million payment instrument transactions, excluding MoneyGram money transfers (+14%).

Operating expenses for the 1996 first quarter increased 26% to $722 million compared with $574 million in 1995, one percentage point higher than the increase in operating revenues. This compares favorably with annual 1995 results, in which operating expenses increased four percentage points more than the growth in operating revenues, as a result of several factors. The Company experienced growth in certain businesses which have a lower ratio of operating expenses to revenue than the overall Company average, and also began to enjoy some of the benefits of integration activities. These positive impacts were partially offset by the impact of FFMC's health care acquisition in 1995, which has relatively higher operating expenses compared with its revenues, and the continued impact of signing certain new business and renewing larger customers at lower rates.

Selling, general and administrative expenses for the quarter ended March 31, 1996 increased to $193.1 million, up 17% from $165.2 million in 1995. Selling costs increased at rates approximating revenue growth as the Company continues to devote resources and expenditures to marketing and advertising programs aimed at attracting new customers and increasing business levels. General and administrative expense increases were much lower, particularly with the benefit of the synergy savings from the merger with FFMC.

Although the Company's borrowings increased in 1996, interest expense is slightly lower compared to the 1995 first quarter due to $5.3 million in reduced costs related to assumed pension obligations in

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

connection with the Western Union acquisition (which has been classified as interest expense since it is a suspended plan for which service credits are no longer being earned), as well as more favorable short-term rates and the replacement of certain fixed rate debt obligations that carried substantially higher rates with commercial paper borrowings in 1995.

In the fourth quarter of 1995, the Company recorded a $645.7 million merger, integration and impairment charge and disclosed that plans for the integration of operations would continue to be implemented during 1996. The 1996 first quarter results include a $16.3 million merger, integration and impairment charge, which reduced net income by $10.0 million ($.04 per share), related primarily to integration processes in certain of the Company's businesses.

Excluding the 1996 merger, integration and impairment charge, net income in the quarter rose 38% to $115.8 million in the quarter ended March 31, 1996 compared with $83.9 million in the prior year quarter and net income margins increased to 10.3% from 9.3%, respectively. This margin increase is due to strong growth in the merchant services and payment instruments businesses (which experienced higher margins than the overall FDC margin) and realization of merger synergies from the consolidation of corporate functions and the Company's collections business, partially offset by the impact of pricing for larger customers as previously discussed.

FDC's effective income tax rate of 38.6% in the 1996 first quarter was comparable to 38.9% in the 1995 first quarter, declining slightly as a result of increased nontaxable earnings from investments of settlement assets.

Earnings per common share were up 18% to $0.46 from $0.39 in the first quarter of 1995. Excluding the 1996 merger, integration and impairment charge, earnings per share in the first quarter of 1996 equaled $0.50, up 28% from the prior years' first quarter.

Capital Resources and Liquidity
- - -------------------------------

FDC's cash generated from operating activities of $165.6 million exceeded net income principally due to a net cash outflow attributable to net working capital items (principally accounts receivable, accounts payable, and income taxes) of $52 million in 1996. The amount generated from operating activities is $88.4 million less than the amount generated in the first quarter of 1995 due principally to a net cash inflow attributable to net working capital items of $96.6 million in 1995. This 1995 cash inflow was created largely by a $68 million refund of 1994 taxes (received in 1995's first quarter) for an anticipated advance funding in 1995 of the pension plan obligations assumed as a part of the Western Union acquisition.

FDC reinvests cash in its existing businesses, principally to expand its processing capabilities through property and equipment additions and to establish customer processing relationships through contract payments and costs for conversion and systems development. These cash outlays totaled $133.0 million in the 1996 first quarter compared with $83.5 million in the same 1995 quarter.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Cash outlays for acquisitions in the 1996 first quarter consists principally of a $162 million payment to purchase the remaining interest in a joint venture relating to Western Union's money transfer services between the U.S. and Mexico. The remainder consists of additional payments relating to the Company's alliance programs with bank clients involving merchant business, as well as an acquisition which expands the Company's payment instruments markets and service offerings.

FDC generated net proceeds of $231.4 million from its commercial paper program to fund the excess of cash used in investing activities over cash provided by operating activities. FDC continues its pattern of paying quarterly cash dividends of $.03 per share to the Company's common stockholders, resulting in cash outlays totaling $6.0 million in the 1996 first quarter.

Included in cash equivalents on the consolidated balance sheet at March 31, 1996 is $70.0 million related to required investments of cash in connection with the Company's merchant card settlement operation. FDC's remaining cash and cash equivalents of $145.8 million is available for acquisitions and general corporate purposes. Also, FDC had available short-term borrowing capability of approximately $80 million at March 31, 1996 under the Company's $1 billion commercial paper program. In April 1996, the Company issued $100 million in Medium-Term Notes and used the cash proceeds of $99.7 million to pay down the Company's borrowings under its commercial paper program. In addition, the Company filed a preliminary shelf registration statement in April 1996, providing for the future issuance of debt and equity securities up to $500 million in the aggregate.

The Company believes that its current level of cash and financing capability along with future cash flows from operations are sufficient to meet the needs of its existing businesses. However, the Company may from time to time seek longer-term financing to support additional cash needs or reduce its short-term borrowings.

FDC is actively pursuing the divestiture of its MoneyGram operation in 1996 to comply with the Company's agreement with the Federal Trade Commission as a part of the merger with FFMC. The Company expects to utilize the proceeds from the MoneyGram divestiture to reduce borrowings under its commercial paper program and for other general corporate purposes.

                    Independent Accountants' Review Report

The Stockholders and Board of Directors
First Data Corporation

We have reviewed the accompanying consolidated balance sheet of First Data Corporation as of March 31, 1996, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of First Data Corporation as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated February 5, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                     /s/ Ernst & Young LLP
                                     ----------------------------
                                     Ernst & Young LLP


New York, New York
May 10, 1996

                          PART II.  OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a)   Exhibits
      --------

      12    Computation of Ratio of Earnings to Fixed Charges

      15 Letter from Ernst & Young LLP Regarding Unaudited Interim Financial Information

      27.1  Financial Data Schedule (for SEC use only)

(b)   Reports on Form 8-K
      -------------------

      (i) Item 5, Form 8-K, dated January 30, 1996, reporting the registrant's earnings for the year ended December 31, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             FIRST DATA CORPORATION
                                       ----------------------------------
                                                (Registrant)



Date: May 13, 1996                  By    /s/ Lee Adrean
     -----------------------           ---------------------------------------
                                       Lee Adrean
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer)


Date: May 13, 1996                  By    /s/ Richard Macchia
     -----------------------           ---------------------------------------
                                       Richard Macchia
                                       Senior Vice President - Finance
                                       (Principal Accounting Officer)