Form 10-Q
period 1996-06-30
FIRST DATA CORP
filed 1996-08-13
CIK 883980

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended    JUNE 30, 1996
                                   -----------------------

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the transition period from _________________ to _________________

                  Commission file number   1-11073
                                         -----------


                            FIRST DATA CORPORATION
             -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

             DELAWARE                                     47-0731996
   -------------------------------                   --------------------
   (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                    Identification No.)


401 HACKENSACK AVENUE, HACKENSACK, NEW JERSEY               07601
- --------------------------------------------             ----------
(Address of principal executive offices)                 (Zip Code)

    Registrant's telephone number, including area code   (201) 525-4700
                                                        ----------------


                                NOT APPLICABLE
        -------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----    ------

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                  Number of Shares Outstanding
      Title of each class                             as of July 1, 1996
- --------------------------------                  ----------------------------
  Common Stock, $.01 par value                            223,909,790

                            FIRST DATA CORPORATION



                                     INDEX
                                     -----


                                                                       PAGE
PART I.    FINANCIAL INFORMATION                                     NUMBER
                                                                     ------

Item 1     Consolidated Financial Statements:

           Consolidated Statements of Income for the
           three and six months ended
           June 30, 1996 and 1995....................................  3

           Consolidated Balance Sheets at June 30, 1996
           and December 31, 1995.....................................  4


           Consolidated Statements of Cash Flows for the
           six months ended June 30, 1996 and 1995...................  5

           Notes to Consolidated
           Financial Statements......................................  6



Item 2     Management's Discussion and Analysis of
           Financial Condition and
           Results of Operations....................................  9

PART II    OTHER INFORMATION

Item 4     Submission of Matters to a Vote of Securities Holders...  14

Item 6     Exhibits and Reports on Form 8-K........................  15

                            FIRST DATA CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                    (In millions, except per share amounts)
                                  (Unaudited)


                                     Three Months Ended June 30,    Six Months Ended June 30,
                                     ---------------------------    -------------------------
                                         1996           1995           1996           1995
                                     -----------     -----------    -----------    ----------
REVENUES
Operating revenues                     $1,200.4       $1,014.6        $2,330.1      $1,915.0
Other income                                ---           77.9             ---          80.9
                                     -----------     -----------    -----------    ----------
                                        1,200.4        1,092.5         2,330.1       1,995.9
                                     -----------     -----------    -----------    ----------

EXPENSES
Operating                                 761.7          653.9         1,483.7       1,227.9
Selling, general & administrative         185.6          178.9           378.8         344.1
Merger, integration and impairment          ---            ---            16.3           ---
Interest expense                           25.4           27.6            51.4          54.5
                                     -----------     -----------    -----------    ----------
                                          972.7          860.4         1,930.2       1,626.5
                                     -----------     -----------    ----------     ----------

Income before income taxes                227.7          232.1           399.9         369.4

Income taxes                               87.9          132.4           154.3         185.8
                                     -----------     -----------    ------------     --------

Net income                             $  139.8       $   99.7        $  245.6      $  183.6
                                     ===========     ===========    ============   ==========

Earnings per common share              $   0.60       $   0.45       $    1.06     $    0.84
                                     ===========     ===========    ===========   ===========

See notes to consolidated financial statements.

                            FIRST DATA CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (In millions)
                                  (Unaudited)



                                                                          June 30,      December  31,
                           ASSETS                                           1996             1995
                                                                       --------------  --------------
Cash and cash equivalents                                                  $   190.0       $   231.0
Settlement assets                                                            6,676.6         6,210.6
Accounts receivable, net of allowance for doubtful accounts
      of $15.3 (1996) and $20.9 (1995)                                         934.3           835.9
Property and equipment, net                                                    667.3           571.4
Goodwill, less accumulated amortization
     of $350.1 (1996) and $298.1 (1995)                                      3,385.5         3,246.1
Other intangibles, less accumulated amortization
     of $290.6 (1996) and $237.0 (1995)                                        831.3           720.0
Other assets                                                                   482.2           402.8
                                                                       --------------  --------------
                                                                           $13,167.2       $12,217.8
                                                                       ==============  ==============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Settlement obligations                                                $ 6,631.9       $ 6,119.4
     Accounts payable and other liabilities                                  1,444.3         1,378.5
     Borrowings                                                              1,321.7         1,127.7
     Senior convertible debentures                                             447.1           447.1
                                                                       --------------  -------------
           Total Liabilities                                                 9,845.0         9,072.7
                                                                       --------------  --------------

Commitments and contingencies
Stockholders' Equity:
     Common Stock, $.01 par value; authorized 600.0 shares,
         issued 224.0 shares                                                     2.2             2.2
     Additional paid-in capital                                              2,052.4         2,021.0
                                                                       --------------  --------------
     Paid-in capital                                                         2,054.6         2,023.2
     Retained earnings                                                       1,298.8         1,148.8
     Other                                                                     (16.4)           18.7
     Less treasury stock at cost, 0.2 shares (1996) and
         0.7 shares (1995)                                                     (14.8)          (45.6)
                                                                       --------------  -------------
           Total Stockholders' Equity                                        3,322.2         3,145.1
                                                                       --------------  --------------
                                                                           $13,167.2       $12,217.8
                                                                       ==============  ==============

See notes to consolidated financial statements.

                            FIRST DATA CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In millions)
                                  (Unaudited)

                                                                            Six Months Ended
                                                                                 June 30,
                                                                          --------------------
                                                                            1996       1995
                                                                          --------   ---------

Cash and cash equivalents at beginning of period                            $231.0     $350.5
                                                                          ---------  ---------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                245.6      183.6
   Adjustments to reconcile to net cash provided by operating activities:
        Depreciation and amortization                                        195.6      165.4
        Non-cash portion of merger, integration and
               impairment charge                                              13.4        ---
        Gains on sales of businesses, net of taxes                             ---       (8.4)
        Other non-cash items                                                  11.0       14.6
        Increase (decrease) in cash, excluding the effects of acquisitions, resulting from changes in:
            Accounts receivable                                              (92.8)      19.3
            Other assets                                                     (10.1)     (44.9)
            Accounts payable and other liabilities                             5.0        2.9
             Income tax accounts                                              54.1      107.3
                                                                          ---------  ---------
        Net cash provided by operating activities                            421.8      439.8
                                                                          ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Current year acquisitions, net of cash acquired                          (257.4)    (408.4)
   Payments related to the Western Union acquisition:
        Payment of deferred cash purchase consideration                        ---     (300.0)
        Funding of assumed pension obligations for a suspended plan            ---     (154.1)
   Payments related to other businesses previously acquired                  (39.1)     (34.2)
   Proceeds from dispositions, net of expenses and taxes paid                  7.1       10.5
   Additions to property and equipment, net                                 (180.0)    (112.1)
   Payments to secure customer service contracts, including outlays for
        conversion and capitalized systems development costs                 (96.1)     (87.2)
   Other investing activities                                                 (0.9)      (1.0)
                                                                          ---------  ---------
        Net cash used in investing activities                               (566.4)  (1,086.5)
                                                                          ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Short-term borrowings, net                                                 82.0      505.4
   Issuance of long-term debt                                                 99.7        ---
   Principal payments on long-term debt                                      (11.4)      (8.5)
   Proceeds from issuance of common stock                                     75.6       54.4
   Purchase of treasury shares                                              (129.6)     (32.8)
   Cash dividends and other distributions                                    (12.7)      (9.8)
                                                                          ---------  ---------
        Net cash provided by financing activities                            103.6      508.7
                                                                          ---------  ---------

Change in cash and cash equivalents                                          (41.0)    (138.0)
                                                                          ---------  ---------

Cash and cash equivalents at end of period                                  $190.0     $212.5
                                                                           ========   ========

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

    The consolidated financial statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial position of the Company at June 30, 1996 and the consolidated results of its operations for the three and six months ended June 30, 1996 and 1995 and cash flows for the six months ended June 30, 1996 and 1995. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

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

    FDC recognizes revenues from its information processing services as such services are performed, recording revenues net of certain costs not controlled by the Company (primarily interchange fees charged by credit card associations of $522.7 million and $441.6 million for three months ended June 30, 1996 and 1995, respectively, and $952.7 million and $708.9 million for the six months ended June 30, 1996 and 1995, respectively).

2. In the fourth quarter of 1995, the Company recorded a $645.7 million merger, integration and impairment charge and disclosed that plans for the integration of operations would continue to be implemented during 1996. The 1996 first quarter results include a $16.3 million merger, integration and impairment charge, which reduced net income by $10.0 million ($.04 per share), related primarily to integration processes in certain of the Company's businesses. The charge included $12.0 million of restructuring and integration costs consisting principally of accruals for personnel severance (involving approximately 800 employees) with additional charges for lease termination costs and incurred employee relocations. The remaining $4.3 million of the first quarter charge is impairment costs, principally related to exiting certain locations and business activities. For the fourth quarter of 1995 and the first quarter of 1996, restructuring and integration accruals totaled $133.2 million, against which $60.7 million of cash expenditures have been charged through June 30, 1996.

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (UNAUDITED)



3. FDC has guaranteed the $447.1 million of 5% senior convertible debentures issued by FFMC in December 1994.

    FFMC is not required to file periodic reports with the Securities and Exchange Commission with respect to the outstanding senior convertible debentures so long as such reports for FDC contain summarized financial information concerning FFMC. Subsequent to the merger, certain FDC businesses were merged into certain FFMC subsidiaries, therefore, the current year results are not comparable with the prior year. The summarized financial information for FFMC and its subsidiaries is as follows:

                                     Three months ended    Six months ended
                                     ------------------    ----------------
For the periods ended June 30,         1996       1995      1996      1995
- ---------------------------------------------------------------------------
(In millions)

 Revenues                             $702.5  $  502.2  $1,315.9   $  960.0
 Income before income taxes            188.5      71.0     309.6      128.2
 Net income                            116.6      41.8     190.1       75.5

                                              June 30,        December 31,
                                                1996              1995
- --------------------------------------------------------------------------
(In millions)

  Goodwill                                    $2,696.1          $1,794.8
  Total assets                                 5,898.3           3,330.2
  Borrowings                                       6.0              24.0
  Senior convertible debentures                  447.1             447.1
  Total liabilities                            2,906.0           1,816.6

4. In January, 1996, FDC paid $162 million to purchase the remaining interest in a joint venture relating to Western Union's money transfer services between the U.S. and Mexico. The purchase price has been classified as goodwill and, consistent with the Company's accounting for its 1994 acquisition of Western Union, is being amortized over forty years.

    In 1996, the Company also acquired two businesses expanding FDC's markets and service offerings in its payment instruments and its information management services businesses and made additional payments relating to a number of its alliance programs with bank clients involving merchant business.

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (UNAUDITED)


5. In April 1996, the Company issued $100 million in Medium-Term Notes with two and three year maturities and utilized the proceeds to reduce its commercial paper borrowings. The Company's commercial paper borrowings at June 30, 1996 were $771.3 million under its $1 billion commercial paper program.

    In August 1996, the Company issued an additional $200 million in Medium-Term Notes with two and three year maturities and will utilize the proceeds to reduce its commercial paper borrowings.

6. Earnings per common share amounts are computed by dividing net income amounts by weighted average common and common equivalent shares (when dilutive) outstanding during the period. Amounts utilized in per share computations are as follows:

                                         Three months ended   Six months ended
                                         ------------------   ----------------
For the periods ended June 30,             1996      1995      1996      1995
- ------------------------------------------------------------------------------
(In millions)
 Weighted average shares outstanding:
  Simple weighted average shares            223.8     217.4   223.8     212.6
  Common stock equivalents                   14.2      12.7    14.0      13.5
                                           ------    ------  ------    ------
                                            238.0     230.1   237.8     226.1
                                           ------    ------  ------    ------

 Earnings add back related to senior
  convertible debentures                   $  3.5    $  3.5  $  7.0    $  7.0

    Common stock equivalents consist of shares issuable under FDC's stock option plans, shares issuable in connection with previously outstanding FFMC common stock warrants, and an assumed conversion into common stock of FFMC's senior convertible debentures. The after tax interest expense and issue cost amortization on these debentures is added back to net income when common stock equivalents are included in computing earnings per common share.

7. During the 1995 second quarter, the Company completed the sale of its health systems business resulting in a pretax gain of $68.9 million which is included in "Other income" on the Company's Consolidated Statements of Income. This pretax gain was substantially offset by income taxes of $67.7 million relating thereto.

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

Results of Operations

Operating revenues for the quarter ended June 30, 1996 were up 18% to $1.20 billion, compared with $1.01 billion in 1995's second quarter. The Company's internal growth rate in revenues over the prior year quarter (excluding the effect of acquisitions and divested businesses) was approximately 17%. Operating revenues for the six months ended June 30, 1996 were up 22% to $2.33 billion, compared with $1.92 billion in the prior year period. The Company's internal growth rate in revenue for the six month period over the prior year (excluding the effect of acquisitions and divested businesses) was approximately 19%.

Growth in existing businesses, principally due to strong underlying volume increases from existing clients and the addition of new clients, accounted for a substantial majority of the revenue increase. The Company's performance reflects, in particular, continuing strong growth in the domestic card issuance, merchant processing, and payment instruments business areas. Though still growing strongly, there has been some moderation in the growth rate of international money transfer business due to the stabilization of the economy and currency exchange rates in Mexico, which has lessened the urgency to use rapid money transfer services. The internal growth rate includes the negative impact of a slight revenue decrease in FDC's health care administrative services area due principally to the Company's deemphasis of certain aspects of this business primarily related to government programs.

The Company derives revenues in its primary service areas based principally on a unit price per transaction, on a percentage of dollar volume, or on a combination thereof. Lesser amounts of revenue are generated from foreign currency exchange on money transfer transactions and sharing in interest earned on fiduciary funds. The overall 1996 second quarter growth of FDC is demonstrated by the following key indicators (along with the percentage growth compared to second quarter 1995): 132 million card accounts on file at June 30, 1996 (+23%), 1.4 billion merchant transactions (+28%) and 115 million payment instrument transactions, excluding MoneyGram money transfers (+14%). These growth indicators are a continuation of the first quarter trend, producing the following 1996 six month growth in key indicators (along with the percentage growth compared to the 1995 period): 2.6 billion merchant transactions (+39%, including the impact of the March 1995 acquisition of CES) and 226 million payment instrument transactions, excluding MoneyGram money transfers (+14%).

Operating expenses for the 1996 second quarter increased 16% to $761.7 million compared with $653.9 million in 1995 and increased 21% for the six months ended June 30, 1996 to $1.5 billion compared with $1.2 billion in the same 1995 period. The percentage increases are less than the operating revenue increases for the same periods and reverses a trend in 1995 when operating expenses were rising at a rate of four percentage points higher than operating revenue growth. The reversal occurred as a result of several factors. The Company experienced growth in certain business units which have a lower ratio of operating expenses to revenue than the overall Company average, and business units enjoyed the benefits of integration activities. These positive impacts were somewhat offset by the continued impact of signing certain new business and

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

renewing larger customers at lower rates and the impact of FFMC's health care acquisition in 1995, which has relatively higher operating expenses compared with its revenues.

Selling, general and administrative expenses for the quarter ended June 30, 1996 increased to $185.6 million, up 4% from $178.9 million in 1995. Selling costs increased at rates slightly above revenue growth as the Company continues to devote resources and expenditures to marketing and advertising programs aimed at attracting new customers and increasing business levels. General and administrative expenses decreased compared with 1995 primarily due to the benefit of the synergy savings from the merger with FFMC.

Selling, general and administrative expenses for the six months ended June 30, 1996 increased to $378.8 million, up 10% from $344.1 million in 1995. This year-to-date increase is higher than the quarter increase primarily due to the inclusion of the March 1995 CES acquisition, which created growth in expenses when comparing first quarter 1996 and 1995.

Although the Company's borrowings increased in 1996, interest expense is slightly lower compared with the 1995 second quarter. This decrease was created by $3.4 million ($8.7 million for the six months ended June 30, 1995) in reduced costs related to assumed pension obligations in connection with the Western Union acquisition (which has been classified as interest expense since it is a suspended plan for which service credits are no longer being earned).

In the fourth quarter of 1995, the Company recorded a $645.7 million merger, integration and impairment charge and disclosed that plans for the integration of operations would continue to be implemented during 1996. The 1996 results include a first quarter $16.3 million merger, integration and impairment charge, which reduced net income by $10.0 million ($.04 per share), related primarily to integration processes in certain of the Company's businesses. No additional charge was recorded in the second quarter of 1996.

During the 1995 second quarter, the Company completed the sale of its health systems business resulting in a pretax gain of $68.9 million which is included in "Other income" on the Company's Consolidated Statements of Income. This pretax gain was substantially offset by income taxes of $67.7 million relating thereto.

FDC's effective income tax rate of 38.6% in 1996 was down from 39.6% and 39.3% (excluding the impact of the divestiture discussed above) in the 1995 second quarter and six months, respectively, declining as a result of increased nontaxable earnings from investments of settlement assets.

Net income rose 40% to $139.8 million in the quarter ended June 30, 1996 compared with $99.7 million in the prior year quarter and net income margins increased to 11.6% from 9.8%, respectively. This margin increase is due to strong growth in the merchant services and payment instruments businesses (which experienced higher margins than the overall FDC margin) and realization of merger synergies from the consolidation of corporate functions and certain business units, partially offset by the impact of pricing for larger customers as previously discussed.

The impact of these items is also evident in the results for the first six months of 1996 where net income, excluding the 1996 merger, integration and impairment charge rose 39% to $255.6 million compared

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

with $183.6 million in the prior year period and net income margins increased to 11.0% from 9.6%, respectively.

Earnings per common share were up 33% to $0.60 from $0.45 in 1995. Earnings per common share for the six months ended June 30, 1996 were up 26% to $1.06 from $0.84 in the first half of 1995. Excluding the 1996 merger, integration and impairment charge, earnings per share in the first half of 1996 equaled $1.10, up 31% from the same period in 1995.

Capital Resources and Liquidity

FDC's cash generated from operating activities during 1996's first six months of $421.8 million exceeded net income principally due to depreciation and amortization of $195.6 million offset by a net cash outflow attributable to net working capital items (principally accounts receivable, accounts payable, and income taxes) of $43.8 million in 1996. The amount generated from operating activities is $18.0 million less than the amount generated in the first half of 1995 due principally to a net cash inflow attributable to net working capital items of $84.6 million in 1995. This 1995 cash inflow was created largely by a $68 million refund of 1994 taxes (received in 1995's first quarter) for an anticipated advance funding in 1995 of the pension plan obligations assumed as a part of the Western Union acquisition.

FDC reinvests cash in its existing businesses, principally to expand its processing capabilities through property and equipment additions and systems development, and to establish customer processing relationships through contract payments and costs for conversion. These cash outlays totaled $276.1 million in 1996's first six months compared with $199.3 million in the same 1995 period.

Cash outlays for acquisitions in the first half of 1996 consists principally of a $162 million payment to purchase the remaining interest in a joint venture relating to Western Union's money transfer services between the U.S. and Mexico. The remainder consists of additional payments relating to the Company's alliance programs with bank clients involving merchant business, as well as an acquisition which expands the Company's payment instruments markets and service offerings.

FDC continues its pattern of paying quarterly cash dividends of $.03 per share to the Company's common stockholders, resulting in cash outlays totaling $12.7 million in the first half of 1996.

During the six months ended June 30, 1996, the Company repurchased 1.7 million shares of common stock in the open market for $129.6 million. These purchases are pursuant to a formal plan approved by FDC's Board of Directors for use in conjunction with certain employee benefit plans.

During the 1996 second quarter, the Company issued $100 million in Medium-Term Notes and used the cash proceeds of $99.7 million to pay down the Company's borrowings under its commercial paper program. As a result, the Company only increased commercial paper borrowings by $82 million during the first six months of 1996 to fund its investing activities. In addition, the Company filed a shelf registration statement in June 1996, providing for the future issuance of debt and equity securities up to $500 million in the aggregate.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Included in cash equivalents on the consolidated balance sheet at June 30, 1996 is $70.0 million related to required investments of cash in connection with the Company's merchant card settlement operation. FDC's remaining cash and cash equivalents of $120.0 million is available for acquisitions and general corporate purposes. Also, FDC had available short-term borrowing capability of approximately $229 million at June 30, 1996 under the Company's $1 billion commercial paper program.

The Company believes that its current level of cash and financing capability along with future cash flows from operations are sufficient to meet the needs of its existing businesses. However, the Company may from time to time seek longer-term financing to support additional cash needs or reduce its short-term borrowings. In August 1996, the Company issued $200 million in Medium-Term Notes and will use the proceeds to pay down the Company's borrowings under its commercial paper program.

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

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT



The Stockholders and Board of Directors
First Data Corporation


We have reviewed the accompanying consolidated balance sheet of First Data Corporation as of June 30, 1996, and the related consolidated statements of income for the three-month and six-months periods ended June 30, 1996 and 1995, and the consolidated statements of cash flows for the six-month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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





                                                  Ernst & Young LLP



New York, New York
August 9, 1996

                          PART II.  OTHER INFORMATION

ITEM 4.  Submission Of Matters To A Vote Of Securities Holders:
         -----------------------------------------------------

The Company held its Annual Meeting of Stockholders on May 15, 1996. Five matters were voted upon and approved at the meeting.

Proposal 1             Election of Directors
- ----------             ---------------------

The terms of office of three current directors, James D. Robinson III, Bernard
L. Schwartz and Garen K. Staglin, expired at the 1996 Annual Meeting. The re-election of Messrs. Robinson, Schwartz and Staglin was voted on at the Annual Meeting. The results of the voting were as follows:

                             FOR      WITHHELD
James D. Robinson III    188,283,764  1,039,886
Bernard L. Schwartz      186,295,649  3,028,001
Garen K. Staglin         188,460,211    863,439

Other directors whose terms continued after the meeting are Ben Burdetsky, Henry
C. Duques, Courtney F. Jones, Robert J. Levenson and Charles T. Russell.

Proposal 2     Approval of the First Data Corporation Employee Stock Purchase
- ----------     --------------------------------------------------------------
               Plan
               ----

The results of the voting were as follows:
                                                                  BROKER
FOR   184,674,677     AGAINST  2,170,812     ABSTAIN  2,478,161  NON-VOTE 0

Proposal 3     Approval of an amendment to the Company's 1992 Long-Term
               --------------------------------------------------------
               Incentive Plan, as amended, to provide for a 90-day period in
               -------------------------------------------------------------
               which employees may exercise options following certain
               ------------------------------------------------------
               terminations of employment
               --------------------------


The results of the voting were as follows:
                                                                   BROKER
FOR    183,392,051    AGAINST   3,373,741    ABSTAIN  2,557,858  NON-VOTE 0

Proposal 4     Approval of the Company's Shareholder Value Plan long-term
               -----------------------------------------------------------
               incentive program
               ------------------

The results of the voting were as follows:
                                                                  BROKER
FOR    185,206,814     AGAINST   1,496,737   ABSTAIN  2,620,099  NON-VOTE 0

Proposal 5     Ratification of the selection of Ernst & Young LLP as independent
               -----------------------------------------------------------------
               auditors of the Company for 1996
               --------------------------------

The results of the voting were as follows:
                                                                  BROKER
FOR    188,872,400     AGAINST      86,250   ABSTAIN   365,000   NON-VOTE 0

ITEM 6.    Exhibits and Reports on Form 8-K
           --------------------------------

(a)                    Exhibits
                       --------

           12    Computation of Ratio of Earnings to Fixed Charges

           15 Letter from Ernst & Young LLP Regarding Unaudited Interim Financial Information

           27.1  Financial Data Schedule (for SEC use only)

           99    Private Securities Litigation Reform Act of 1995
                 Safe Harbor Compliance Statement for Forward-Looking Statements

(b)        Reports on Form 8-K
           -------------------

           None.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  FIRST DATA CORPORATION
                                            ----------------------------------
                                                       (Registrant)



Date: August  13, 1996              By /S/ Lee Adrean
     ---------------------------       ---------------------------------------
                                       Lee Adrean
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer)


Date: August  13, 1996              By /S/ Richard Macchia
     ---------------------------       ---------------------------------------
                                       Richard Macchia
                                       Senior Vice President - Finance
                                       (Principal Accounting Officer)