Form 10-Q
period 1996-09-30
FIRST DATA CORP
filed 1996-11-13
CIK 883980

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended    SEPTEMBER 30, 1996
                                   ----------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _________________ to _________________

                  Commission file number     1-11073
                                         -----------

                             FIRST DATA CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       DELAWARE                                              47-0731996
  -------------------------------                        -------------------
  (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                         Identification No.)

  401 HACKENSACK AVENUE, HACKENSACK, NEW JERSEY                  07601
-----------------------------------------------------------------------------
     (Address of principal executive offices)                  (Zip Code)

    Registrant's telephone number, including area code    (201) 525-4700
                                                       -----------------

                                 NOT APPLICABLE
-----------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----   -----

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                Number of Shares Outstanding
        Title of each class                        as of November 1,1996
-----------------------------------              ----------------------------
   Common Stock, $.01 par value                           223,785,123

                            FIRST DATA CORPORATION



                                     INDEX
                                     -----
                                                                      PAGE
PART I.    FINANCIAL INFORMATION                                    NUMBER
                                                                    ------

Item 1     Consolidated Financial Statements:

           Consolidated Statements of Income for the
           three and nine months ended September 30, 1996 and 1995...... 3

           Consolidated Balance Sheets at September 30, 1996
           and December 31, 1995........................................ 4

           Consolidated Statements of Cash Flows for the
           nine months ended September 30, 1996 and 1995................ 5

           Notes to Consolidated Financial Statements................... 6


Item 2     Management's Discussion and Analysis of
           Financial Condition and Results of Operations............... 10

PART II.   OTHER INFORMATION

Item 6     Exhibits and Reports on Form 8-K............................ 16

                            FIRST DATA CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                       THREE MONTHS ENDED SEPTEMBER 30,         NINE MONTHS ENDED SEPTEMBER 30,
                                       --------------------------------         -------------------------------
                                            1996              1995                   1996              1995
                                       --------------    --------------         -------------    --------------
REVENUES
Operating revenues                           $1,254.4          $1,047.1              $3,584.5          $2,962.1
Other income                                      4.0              24.1                   4.0             105.0
                                       --------------    --------------         -------------    --------------
                                              1,258.4           1,071.2               3,588.5           3,067.1
                                       --------------    --------------         -------------    --------------


EXPENSES
Operating                                       778.1             676.5               2,267.0           1,917.8
Selling, general & administrative               180.2             164.5                 553.8             495.2
Merger, integration and impairment                ---               ---                  16.3               ---
Interest expense                                 30.3              27.2                  81.7              81.7
                                       --------------    --------------         -------------    --------------
                                                988.6             868.2               2,918.8           2,494.7
                                       --------------    --------------         -------------    --------------

Income before inome taxes                       269.8             203.0                 669.7             572.4

Income taxes                                    103.2              81.1                 257.5             266.9
                                       --------------    --------------         -------------    --------------

Net income                                   $  166.6          $  121.9              $  412.2          $  305.5
                                       ==============    ==============         =============    ==============

Earnings per common share:
   as reported                               $   0.72          $   0.54              $   1.78          $   1.38
                                       ==============    ==============         =============    ==============

Earnings per common share:
   restated for November 15, 1996
   100% stock dividend                       $   0.36          $   0.27              $   0.89          $   0.69
                                       ==============    ==============         =============    ==============

See notes to consolidated financial statements.

                            FIRST DATA CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                        SEPTEMBER 30,      DECEMBER 31,
                             ASSETS                                          1996               1995
                                                                        -------------      ------------
Cash and cash equivalents                                                 $     319.7       $     231.0
Settlement assets                                                             6,533.1           6,210.6
Accounts receivable, net of allowance for doubtful accounts
   of $19.0 (1996) and $20.9 (1995)                                             905.8             835.9
Property and equipment, net                                                     732.8             571.4
Goodwill, less accumulated amortization
   of $379.2 (1996) and $298.1 (1995)                                         3,518.7           3,246.1
Other intangibles, less accumulated amortization
   of $322.2 (1996) and $237.0 (1995)                                           969.4             720.0
Other assets                                                                    526.8             402.8
                                                                        -------------      ------------
                                                                          $  13,506.3       $  12,217.8
                                                                        =============      ============

               LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Settlement obiligations                                                $  6,480.5        $   6,119.4
   Accounts payable and other liabilities                                    1,508.9            1,378.5
   Borrowings                                                                1,565.7            1,127.7
   Senior convertible debentures                                               447.1              447.1
                                                                        -------------      ------------
      Total Liabilities                                                     10,002.2            9,072.7
                                                                        -------------      ------------

Commitments and contingencies
Stockholders' Equity:
   Common Stock, $.01 par value, authorized 600.0 shares,
      issued 224.0 shares                                                         2.2               2.2
   Additional paid-in capital                                                 2,078.9           2,021.0
                                                                        -------------      ------------
   Paid-in capital                                                            2,081.1           2,023.2
   Retained earnings                                                          1,432.1           1,148.8
   Other                                                                         (0.5)             18.7
   Less treasury stock at cost, 0.1 shares (1996) and 0.7 shares (1995)          (8.6)            (45.6)
                                                                        -------------      ------------
      Total Stockholder's Equity                                              3,504.1           3,145.1
                                                                        -------------      ------------
                                                                          $  13,506.3       $  12,217.8
                                                                        =============      ============
See notes to consolidated financial statements.


                            FIRST DATA CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)


                                                                                       NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                --------------------------------
                                                                                      1996              1995
                                                                                --------------     -------------
Cash and cash equivalents at beginning of period                                    $    231.0         $   350.5
                                                                                --------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                           412.2             305.5
    Adjustments to reconcile to net cash provided by operating activities:
       Depreciation and amortization                                                     304.9             252.2
       Non-cash portion of merger, integration and
          impairment charge                                                                9.9               ---
       Gains on sales of businesses, net of taxes                                         (2.4)            (23.3)
       Other non-cash items                                                               14.0              39.6
       Increase (decrease) in cash, excluding the effects of acquistions, resulting from changes in:
             Accounts receivable                                                         (59.6)            (61.1)
             Other assets                                                                (54.2)            (40.7)
             Accounts payable and other liabilities                                      (34.3)             (4.5)
             Income tax accounts                                                         118.4             107.3
                                                                                --------------     -------------
       Net cash provided by operating activities                                         708.9             575.0
                                                                                --------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Current year acquisitions, net of cash acquired                                     (481.1)           (411.3)
    Payments related to the Western Union acquisition:
       Payment of deferred cash purchase consideration                                     ---            (300.0)
       Funding of assumed pension obligations for a suspended plan                         ---            (199.0)
    Payments related to other businesses previously acquired                             (40.3)            (58.5)
    Proceeds from dispositions, net of expenses and taxes paid                            11.2              10.2
    Additions to property and equipment, net                                            (300.7)           (184.2)
    Payments to secure customer service contracts, including outlays for
       conversion and capitalized systems development costs                             (171.3)           (156.6)
    Other investing activities                                                            10.1              (1.0)
                                                                                --------------     -------------
       Net cash used in investing activities                                            (972.1)         (1,300.4)
                                                                                --------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Short-term borrowings, net                                                            86.6             380.5
    Net proceeds from issuance of long-term debt                                         348.8             197.3
    Principal payments on long-term debt                                                 (16.0)            (39.3)
    Proceeds from issuance of common stock                                               130.4              71.1
    Purchase of treasury shares                                                         (178.4)            (54.7)
    Cash dividends and other distributions                                               (19.5)            (17.7)
                                                                                --------------     -------------
       Net cash provided by financing activities                                         351.9             537.2
                                                                                --------------     -------------
Change in cash and cash equivalents                                                       88.7            (188.2)
                                                                                --------------     -------------
Cash and cash equivalents at end of period                                          $    319.7         $   162.3
                                                                                ==============     =============

See notes to consolidated financial statements.

                            FIRST DATA CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. The accompanying consolidated financial statements of First Data Corporation ("FDC" or "the Company") should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1995. Significant accounting policies disclosed therein have not changed. The Company completed its merger with First Financial Management Corporation ("FFMC") in October 1995, which was accounted for as a pooling of interests. Accordingly, the consolidated financial statements included herein give retroactive effect to this transaction and include the combined operations of FDC and FFMC for all periods presented. Certain amounts have been reclassified to conform to the current presentation.

   The accompanying consolidated financial statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial position of the Company at September 30, 1996 and the consolidated results of its operations for the three and nine months ended September 30, 1996 and 1995 and cash flows for the nine months ended September 30, 1996 and 1995. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

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

   FDC recognizes revenues from its information processing services as such services are performed, recording revenues net of certain costs not controlled by the Company (primarily interchange fees charged by credit card associations of $547.2 million and $462.0 million for the three months ended September 30, 1996 and 1995, respectively, and $1,499.9 million and $1,170.9 million for the nine months ended September 30, 1996 and 1995, respectively).

2. In the fourth quarter of 1995, the Company recorded a $645.7 million merger, integration and impairment charge and disclosed that plans for the integration of operations would continue to be implemented during 1996. The 1996 first quarter results include a $16.3 million merger, integration and impairment charge, which reduced net income by $10.0 million ($.04 per share), related primarily to integration processes in certain of the Company's businesses. The charge included $12.0 million of restructuring and integration costs consisting principally of accruals for personnel severance (involving approximately 800 employees) with additional charges for lease termination costs and incurred employee relocations. The remaining $4.3 million of the first quarter charge is impairment costs, principally related to exiting certain locations and business activities. For the fourth quarter of 1995 and the first quarter of 1996 restructuring and integration accrued liabilities totaled $133.2 million, against which $77.7 million of cash expenditures have been charged through September 30, 1996.

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


                                             Three months ended       Nine months ended
                                             ------------------      ------------------
For the periods ended September 30,          1996          1995       1996      1995
---------------------------------------------------------------------------------------
(In millions)

Revenues                                  $744.4      $  537.3       $2,060.3  $1,497.3
Income before income taxes                 192.5          87.8          502.1     216.0
Net income                                 118.9          51.8          309.0     127.3

                                                   September 30,       December 31,
                                                       1996                1995
---------------------------------------------------------------------------------------
(In millions)

Goodwill                                            $2,685.0            $1,794.8
Total assets                                         5,952.1             3,330.2
Borrowings                                               6.0                24.0
Senior convertible debentures                          447.1               447.1
Total liabilities                                    2,837.3             1,816.6

4. In January 1996, FDC paid $162.0 million to purchase the remaining interest in a joint venture relating to Western Union's money transfer services between the U.S. and Mexico. The purchase price has been classified as goodwill and, consistent with the Company's accounting for its 1994 acquisition of Western Union, is being amortized over forty years.

   In September 1996, FDC completed the acquisition of Donnelley Marketing, Inc., one of the nation's largest direct marketing firms, for $188.9 million in cash (net of cash acquired). Based on preliminary allocations of purchase price, this transaction resulted in approximately $190 million attributable to goodwill, acquired database and software which will be amortized over periods ranging from 7 to 30 years.

   The Company also acquired three businesses during 1996 expanding FDC's markets and service offerings in its payment instruments and its information management services businesses for a total of $69.8 million in cash (net of

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (UNAUDITED)



   cash acquired) and the issuance of $22.1 million in notes payable. In addition, the Company has made payments relating to a number of its alliance programs with bank clients involving merchant business. All current year acquisitions have been accounted for as purchases and their results are included with the Company's results from the effective date of each acquisition. No pro forma financial information with respect to the above acquisitions is presented as the aggregate impact is not material.

5. In 1996, the Company issued $350 million in Medium-Term Notes with maturities ranging from two to five years. The Company also obtained new uncommitted credit lines of $250 million, under which $75 million is outstanding at September 30, 1996. The Company used the proceeds to reduce its commercial paper borrowings. The Company's commercial paper borrowings at September 30, 1996 were $701.0 million under its $1 billion commercial paper program which was initiated in 1995.

6. Earnings per common share amounts are computed by dividing net income amounts by weighted average common and common equivalent shares (when dilutive) outstanding during the period. Amounts utilized in per share computations are as follows:

                                          Three months ended  Nine months ended
                                          ------------------  -----------------
For the periods ended September 30,         1996      1995      1996     1995
-------------------------------------------------------------------------------
(In millions)

Weighted average shares outstanding:
     Simple weighted average shares          223.8     220.1     223.8    215.2
     Common stock equivalents                 14.0      13.1      14.0     13.3
                                            ------    ------    ------   ------
                                             237.8     233.2     237.8    228.5
                                            ------    ------    ------   ------
Earnings add back related to senior
     convertible debentures                 $  3.5    $  3.5    $ 10.5   $ 10.5

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

7. During the 1995 second quarter, the Company completed the sale of its health systems business to HBO & Company (HBOC) in exchange for 4 million shares of HBOC common stock, resulting in a pretax gain of $68.9 million. This pretax gain was substantially offset by income taxes of $67.7 million relating thereto. In the 1995 third quarter, the Company sold its investment in HBOC common stock for $231 million producing pretax and after tax gains of $24.1 million and $15.1 million, respectively. These pretax gains have been included in "Other Income" on the Company's Consolidated Statements of Income.

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (UNAUDITED)



8. In September 1996, the Company's Board of Directors declared a two-for-one stock split, effected in the form of a stock dividend to be distributed on November 15, 1996 to shareholders of record on November 1, 1996. Pro forma earnings per common share giving effect to such split for the September 30, 1996 and 1995 periods reported are included on the face of the accompanying Consolidated Statements of Income. The issued shares and treasury stock, giving effect to such split, will be restated to 448.0 million and 0.3 million shares, respectively.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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


Results of Operations

Operating revenues for the quarter ended September 30, 1996 were up 20% to $1.25 billion, compared with $1.05 billion in 1995's third quarter. The Company's internal growth rate in revenues over the prior year quarter (excluding the effect of acquisitions and divested businesses) was approximately 16%. Operating revenues for the nine months ended September 30, 1996 were up 21% to $3.58 billion, compared with $2.96 billion in the prior year period. The Company's internal growth rate in revenue for the nine month period over the prior year (excluding the effect of acquisitions and divested businesses) was approximately 18%.

Growth in existing businesses, principally due to the addition of new clients along with volume increases from existing clients and enhanced services to such clients, accounted for a substantial majority of the revenue increase. The Company's performance reflects, in particular, continuing strong growth in the payment instruments, merchant processing, and domestic card issuance business areas. Though still growing strongly, there continues to be moderation in the growth rate of international money transfer business due to the stabilization of the economy and currency exchange rates in Mexico, which has lessened the urgency to use rapid money transfer services. The internal growth rate includes the negative impact of a revenue decrease in FDC's health care administrative services area due principally to the Company's deemphasis of certain aspects of this business.

The Company derives revenues in its primary service areas based principally on a unit price per transaction, on a percentage of dollar volume processed, or on a combination thereof. Lesser amounts of revenue are generated from foreign currency exchange on money transfer transactions and from sharing in interest earned on fiduciary funds. The overall 1996 third quarter growth of FDC is demonstrated by the following key indicators (along with the percentage growth compared to third quarter 1995): 137 million card accounts on file at September 30, 1996 (+18%), 1.5 billion merchant transactions (+29%) and 115 million payment instrument transactions, excluding MoneyGram money transfers (+16%). These growth indicators are a continuation of the second quarter trend, producing the following 1996 nine month growth in key indicators (along with the percentage growth compared to the 1995 period): 4.2 billion merchant transactions (+35%, including the impact of the March 1995 acquisition of CES) and 340 million payment instrument transactions, excluding MoneyGram money transfers (+14%).

During the 1995 second quarter, the Company completed the sale of its health systems business to HBO & Company (HBOC) in exchange for 4 million shares of HBOC common stock, resulting in a pretax gain of $68.9 million. This pretax gain was substantially offset by income taxes of $67.7 million relating thereto. In the 1995 third quarter, the Company sold its investment in HBOC common stock for $231 million producing pretax and after tax gains of $24.1 million and $15.1

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)


million, respectively. These pretax gains have been included in "Other Income" on the Company's Consolidated Statements of Income. The Company also recorded third quarter 1995 charges of $17.3 million ($11 million after tax) relating principally to the writedown of certain intangible assets, excess facility and severance costs.

Operating expenses for the 1996 third quarter increased 15% to $778.1 million compared with $676.5 million in 1995 and increased 18% for the nine months ended September 30, 1996 to $2.3 billion compared with $1.9 billion in the same 1995 period. The growth rates in operating expenses, after excluding the $17.3 million 1995 third quarter charges, as discussed in the preceding paragraph were 18% and 19%, respectively. These percentage increases continue to be less than the operating revenue increases for the same periods, reversing a 1995 trend when operating expenses for the year rose at a rate of four percentage points higher than operating revenue growth. The reversal occurred as a result of several factors. High growth in certain business units which have a lower ratio of operating expenses to revenue than the overall Company average, and the benefits of integration activities which have slowed the rate of growth in operating expenses, improved the comparison. These positive impacts were somewhat offset by the continued impact of signing certain new business and renewing larger customers at lower rates and the impact of FFMC's health care acquisition in October 1995, which has relatively higher operating expenses compared with its revenues.

Selling, general and administrative expenses for the quarter ended September 30, 1996 increased to $180.2 million, up 10% from $164.5 million in 1995. The increase is principally associated with the Company's efforts to attract customers and increase business levels by devoting resources and expenditures to marketing and advertising programs for the Company businesses, including its alliance programs with banks for its merchant processing services. General and administrative expense increases for the quarter were largely offset by synergy savings from the merger with FFMC.

Selling, general and administrative expenses for the nine months ended September 30, 1996 increased to $553.8 million, up 12% from $495.2 million in 1995. This year-to-date increase is higher than the quarter increase primarily due to the inclusion of the March 1995 CES acquisition, which created unusually high growth in expenses when comparing first quarter 1996 and 1995.

Interest expense for the 1996 third quarter increased 11% to $30.3 million compared with $27.2 million in 1995 primarily due to increased borrowings for acquisitions. Year-to-date interest expense is comparable with 1995 despite increased borrowing levels, principally due to reduced costs related to assumed pension obligations in connection with the Western Union acquisition (which has been classified as interest expense since it is a suspended plan for which service credits are no longer being earned). In addition, the Company is currently experiencing lower rates due to the short-term rate environment and use of the commercial paper program.

In the fourth quarter of 1995, the Company recorded a $645.7 million merger, integration and impairment charge and disclosed that plans for the integration of operations would continue to be implemented during 1996. The 1996 results include a first quarter $16.3 million merger, integration and impairment charge,

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)


which reduced net income by $10.0 million ($.04 per share), related primarily to integration processes in certain of the Company's businesses.

FDC's effective income tax rate of 38.2% and 38.4% in 1996 third quarter and nine months, respectively, was down from 40.0% and 39.6% (excluding the second quarter impact of the divestiture discussed above) in the 1995 third quarter and nine months, respectively. This decline results from the shift in the Company's revenues in certain of its payment instrument business from taxable processing income to nontaxable investment income from settlement assets, a trend which is expected to continue into 1997.

Net income rose 37% to $166.6 million in the quarter ended September 30, 1996 compared with $121.9 million in the prior year quarter and net income margins increased to 13.2% from 11.4%. This margin increase is due to strong growth in the merchant services business (which experience higher margins than the overall FDC margin) and realization of merger synergies from the consolidation of corporate functions and certain business units, partially offset by the impact of pricing for larger customers as previously discussed. The impact of these items is also evident in the results for the 1996 nine months where net income, (excluding the 1996 merger, integration and impairment charge) rose 38% to $422.2 million compared with $305.5 million in the prior year period and net income margins increased to 11.8% from 10.0%, respectively.

Earnings per common share for the quarter were up 33% to $0.72 from $0.54 in 1995. Earnings per common share for the nine months ended September 30, 1996 were up 29% to $1.78 from $1.38. Excluding the 1996 merger, integration and impairment charge, earnings per share for the nine months ended September 30, 1996 were $1.82, up 32% from the same period in 1995.

On September 18, 1996, the Company's Board of Directors declared a two-for-one stock split, effected in the form of a stock dividend to be distributed on November 15, 1996 to shareholders of record on November 1, 1996. Pro forma earnings per common share giving effect to the stock split, would have been $0.36 and $0.89 in the 1996 third quarter and nine months, respectively. Excluding the 1996 merger, integration and impairment charge, earnings per share for the nine months ended September 30, 1996 would have been $0.91. Earnings per share for the 1995 third quarter and nine months would have been $0.27 and $0.69, respectively.


Capital Resources and Liquidity

FDC generated $133.9 million more cash from operating activities during the nine months of 1996 than the amount generated in the comparable 1995 period, due principally to higher net income and depreciation and amortization, slightly offset by a net cash outflow attributable to net working capital items (principally accounts receivable, accounts payable, and income taxes) in 1996.

FDC reinvests cash in its existing businesses principally to expand its processing capabilities through property and equipment additions and systems development, and to establish customer processing relationships through contract payments and costs for conversion. These cash outlays totaled $472.0 million in

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

the nine months of 1996 compared with $340.8 million in the same 1995 period.

Cash outlays of $481.1 million for acquisitions in the nine months of 1996 consist principally of two acquisitions. A $162 million payment was made in the first quarter to purchase the remaining interest in a joint venture relating to Western Union's money transfer services between the U.S. and Mexico. In the third quarter, a $188.9 million payment was made to purchase Donnelley Marketing, Inc., a large direct marketing firm. The remainder consists of payments relating to the Company's alliance programs with bank clients involving merchant business, and two acquisitions which expanded the Company's markets and service offerings in its payment instruments business. FDC continues its pattern of paying quarterly cash dividends, resulting in total cash outlays of $19.5 million for the 1996 nine months.

During the nine months ended September 30, 1996, the Company repurchased 2.4 million shares of common stock in the open market for $178.4 million, pursuant to a formal plan approved by FDC's Board of Directors. These shares were substantially all reissued as a result of the exercise of employee stock options as the Company had only 0.1 million shares in treasury at September 30, 1996.

The Company chose to fund its investing activities through cash from operating activities and increased borrowings. During 1996, the Company issued $350 million in Medium-Term Notes (with maturities ranging from two to five years) rather than significantly increase its dependence on short-term borrowings. The Company obtained $250 million in uncommitted bank lines during 1996 under which $75 million is outstanding at September 30, 1996 and increased its commercial paper borrowings slightly during 1996.

The Company has $299 million of available short-term borrowing capacity at September 30, 1996 under its $1 billion commercial paper program which was initiated in 1995. Also, the Company has an outstanding shelf registration statement providing for the future issuance of debt and equity securities up to $250 million in the aggregate.

Included in cash equivalents on the consolidated balance sheet at September 30, 1996 is $70.0 million related to required investments of cash in connection with the Company's merchant card settlement operation. FDC's remaining cash and cash equivalents of $249.7 million is available for general corporate purposes.

The Company believes that its current level of cash and financing capability along with future cash flows from operations are sufficient to meet the needs of its existing businesses. However, the Company may from time to time seek longer-term financing to support additional cash needs or reduce its short-term borrowings.

FDC is actively pursuing the divestiture of its MoneyGram operation in 1996 to comply with the Company's agreement with the Federal Trade Commission (FTC) as a part of the merger with FFMC. On November 4, 1996 the Company received approval from the FTC to divest the MoneyGram operation through an initial public

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

offering of common stock. On November 7, 1996 an amended registration with respect to such offering was filed with the Securities and Exchange Commission. The Company expects to utilize the proceeds from the MoneyGram divestiture to reduce borrowings under its commercial paper program and for other general corporate purposes.

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Stockholders and Board of Directors
First Data Corporation


We have reviewed the accompanying consolidated balance sheet of First Data Corporation as of September 30, 1996, and the related consolidated statements of income for the three-month and nine-months periods ended September 30, 1996 and 1995, and the consolidated statements of cash flows for the nine-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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



New York, New York
November 8, 1996

                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a)      Exhibits
         --------

        10.1(1)(2)   Form of First Data Corporation 1992 Long-Term Incentive
                     Plan, as amended

        10.2(1)(2)   Form of First Data Corporation 1993 Director's Stock Option
                     Plan, as amended

        12           Computation of Ratio of Earnings to Fixed Charges

        15 Letter from Ernst & Young LLP Regarding Unaudited Interim Financial Information

        27.1         Financial Data Schedule (for SEC use only)

        99 Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements

(b)     Reports on Form 8-K
        -------------------

        None.



        (1) Filed herewith.

        (2) Constitutes a management contract or compensatory plan, contract or arrangement described under 601(b)(10)(iii)(A) of Regulation S-K.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               FIRST DATA CORPORATION
                                         ----------------------------------
                                                (Registrant)



Date: November 13, 1996               By    /s/ Lee Adrean
     -------------------------------     -----------------------------------
                                         Lee Adrean
                                         Executive Vice President and
                                         Chief Financial Officer
                                         (Principal Financial Officer)


Date: November 13, 1996               By    /s/ Richard Macchia
     -------------------------------     -----------------------------------
                                         Richard Macchia
                                         Senior Vice President - Finance
                                         (Principal Accounting Officer)