Form 10-K
period 1996-12-31
FIRST DATA CORP
filed 1997-03-19
CIK 883980

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

          [x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR
          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________

                         Commission File Number 1-11073

                             FIRST DATA CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                             47-0731996
  (State or other jurisdiction                              (I.R.S. Employer
  of incorporation or organization)                         Identification No.)

   401 Hackensack Avenue
   Hackensack, New Jersey                                          07601
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:    (201) 525-4700

Securities registered pursuant to Section 12(b) of the Act:
                                                   Name of each exchange
          Title of each class                       on which registered
          -------------------                      ---------------------
COMMON STOCK (PAR VALUE $.01 PER SHARE)          NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:  None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes x   No
                                              ---    ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  Common shares of the registrant outstanding at February 28, 1997 were 448,693,250. The aggregate market value, as of February 28, 1997, of such common shares held by non-affiliates of the registrant was approximately $16.49 billion. (Aggregate market value estimated solely for the purposes of this report. This shall not be construed as an admission for the purposes of determining affiliate status.)

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------
   Part III: Portions of Registrant's Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 14, 1997.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

          First Data Corporation ("FDC" or "the Company") operates in a single business segment providing high-quality, high-volume information processing and related services to several market sectors. The Company has focused particularly on its services related to payment transactions (which include transaction card issuer services, merchant card and check processing services, and processing services related to payment instruments), representing approximately two-thirds of FDC's operating revenues in both 1996 and 1995. In this area, the Company is emphasizing growth in electronic commerce, information management and international expansion.

          FDC's business strategy is to generate recurring revenue by developing long-term contractual relationships with clients that have decided to outsource various transaction and information processing services. The Company's training and development efforts for its managers and service representatives are focused on the "lifetime value" of these client relationships. FDC's ongoing objective is to promote client retention and loyalty by providing services of superior quality that consistently exceed client expectations. Specifically, FDC focuses on a "service-profit-chain" model, whereby the Company's growth and profitability are linked to satisfied and loyal employees who deliver services of exceptional quality that promote the success of their clients.

          The Company continues to pursue revenue growth through five primary sources: internal growth, which consists primarily of increased transaction processing for existing clients; sales of ancillary products and enhanced services to existing clients; the addition of new clients in existing service areas; expansion into adjacent markets where FDC can provide similar information processing services to new client groups; and acquisitions. In addition, certain of the Company's payment instruments are marketed directly to individual consumers.

          FDC's operations in the United States provide the vast majority of the Company's transaction processing services, and generate a substantial majority of FDC's revenues and earnings. Currently, FDC's processing units in the United Kingdom and Australia represent the Company's only foreign operations of significance. Excluding these two foreign units, domestic facilities process all money transfer, merchant card and merchant check acceptance transactions that are settled outside of the United States. The Company presently is emphasizing international expansion as evidenced by its recent announcements of long-term agreements with a German bank to provide credit card, information processing and cardholder services and with Hong Kong and Shanghai Banking Corporation ("HSBC") to provide credit card processing services to four members of the HSBC group.

          Portions of the Company's business are seasonal. FDC's revenues and earnings are affected favorably by increased card and check volume during the holiday shopping period in the fourth quarter and, to a lesser extent, during the back-to-school buying period in the third quarter. Higher money transfer volume during the summer months in FDC's payment instruments area also affects revenues and earnings.

          FDC regularly considers acquisition opportunities to supplement the Company's internal efforts to access new markets and client groups.
Divestitures also are considered if a business unit lacks sufficient growth prospects or does not enhance the Company's transaction processing competencies. No assurance can be given with respect to the timing, likelihood or the financial or business effect of any possible transaction.

          FDC is incorporated in Delaware, and its principal executive offices are located at 401 Hackensack Avenue, Hackensack, New Jersey 07601, telephone
(201) 525-4700.

Strategic Transactions and Developments

          During 1996, the Company substantially completed the integration of First Financial Management Corporation's ("FFMC") operations with those of FDC. The October 1995 merger of the two companies was accounted for as a pooling of interests, and the results of the two entities have been combined for all periods presented in the accompanying consolidated financial statements and in this discussion. In addition, the Company divested its MoneyGram operation in December 1996 through an initial public offering of its common stock to comply with the Company's agreement with the Federal Trade Commission ("FTC") as part of the merger with FFMC. MoneyGram represented approximately 3% of 1996 consolidated operating revenues and pretax earnings.

          The Company formed First Data Solutions ("FDS") in 1996 to coordinate its information management businesses and enhance current product and service offerings to the Company's existing and potential clients. Subsequent product expansion occurred through the Company's acquisitions of Donnelley Marketing, Inc., a consumer information and direct marketing firm, in September 1996 and a public record information business in June 1996. In addition, the Company introduced the U$A Value Exchange product which offers its merchant base the opportunity for targeted promotional programs to the cardholders of FDC's issuing bank clients. The Company's technology allows merchants to target consumers who are most likely to purchase their products based on historical buying patterns.

          During 1996, FDC implemented a number of additional alliance programs with bank clients. The alliances are designed to preserve each bank's existing merchant relationships while allowing both FDC and the bank to share in profit opportunities with respect to the existing merchant business of both FDC and the bank, namely in the form of cost efficiencies and expanded product offerings. The structure of the alliances varies depending on the needs of each bank client and FDC, as well as applicable tax, regulatory and other considerations; however, each alliance involves the bank and FDC contributing some of their merchant contracts, cash or a combination thereof. Additionally, cost efficiencies and product offerings have benefited the alliances in generating new merchant business.

          In the fourth quarter, the Company also entered into several agreements enhancing its merchant processing area, the most significant being with Wal-Mart and Chase Manhattan Bank ("Chase"). The Company entered into a 10-year agreement with Wal-Mart to process all of their electronic payments. In addition, use of the Company's check acceptance product, which is currently used by certain Wal-Mart locations, will be expanded. The Company entered into an agreement with Chase to form an alliance which initially will focus on national level merchants. This venture is expected to become operational in the first quarter of 1997.

          In the payment instruments area, during 1996 the Company acquired the remaining outside interest in the Western Union Mexican money transfer business. The Company also acquired two fleet service operations which offers the trucking industry various types of payment products. These fleet service acquisitions offered an adjacent market for the Company's payment services.

          During the 1996 third quarter, the Company's Board of Directors declared a two-for-one stock split, effected in the form of a stock dividend, distributed on November 15, 1996 to shareholders of record on November 1, 1996. Accordingly, all earnings (loss) per common share amounts and related share amounts have been retroactively restated.

Dispositions

          The Company continues to scrutinize its businesses and their related fit into FDC's long-term plans. During the past few years, FDC completed the sale of several business units: the Company's MoneyGram operations as discussed above, the Company's health systems business in June 1995 and its cable billing services and hotel reservations businesses in November 1994. Collectively, these businesses represented approximately 3% of FDC's operating revenues in 1996, compared with 5% in 1995 and 10% in 1994.

          In February 1997, the Company completed the sale of its GENEX subsidiary. GENEX performs workers compensation cost containment management services and was a division of the Company's health care administration services area.

SERVICE AREAS

Domestic Card Issuer Services

          FDC's Card Services Group, based in Omaha, Nebraska, provides a variety of processing and related services to financial institutions issuing VISA and MasterCard credit cards, debit cards and oil company and retail store credit cards. Financial institution clients include a wide variety of banks, savings and loan associations and credit unions. First Data Solutions provides information and solutions to the financial, retail, collections and insurance industries, including customized card promotion services, target marketing and credit risk decision modeling services. Credit Performance Services provides back-office support through application processing, credit support, customer service and delinquent account processing, including pre-chargeoff collection outsourcing services. Collectively, these services constituted approximately 18% of the Company's total operating revenues for 1996 and 16% in both 1995 and 1994.

          Several large card issuing clients were converted onto FDC's processing systems in 1996, which was the principal reason for the 26% increase in the Company's total card accounts on file. Card accounts on file at year end 1996 (including FDC's card issuing business in the United Kingdom) were 153 million, compared with 121 million and 92 million, respectively, at December 31, 1995 and 1994. These amounts exclude certain card accounts for which FDC provides limited services.

          Services include embossing, transaction reporting, settlement and billing, and certain security and related services. The Company has the capability to provide a full array of services throughout the period of each card's use, starting from the moment a card issuing client accepts an application for a transaction card. FDC is able to monitor the status of the cardholder's application throughout the approval process and to provide a means for "scoring" the application using criteria furnished by the client. The Company's in-house embossing facility can issue cards for new accounts and at renewal dates (established by the client) for existing card accounts. FDC's fraud management services monitor the unauthorized use of cards which have been reported to be lost, stolen, or which are exceeding credit limits. The Company's fraud detection systems help identify fraudulent transactions by monitoring each cardholder's purchasing patterns and flagging unusual purchases. In addition, the Company will coordinate with the efforts of investigative and enforcement authorities (at the card issuing client's request) in preventing unauthorized card use. Billing statements are prepared and mailed directly to cardholders using the Company's in-house mail facility.

          Increasingly, the Company is utilizing its information processing resources and its card issuing services expertise to offer enhanced services and full-service outsourcing solutions to its card issuing clients. Examples of enhanced services include cardholder database analysis, cardholder behavior scoring, customized communications to cardholders and proprietary oil card processing services such as PetroCash, a proprietary prepaid oil card. Full-service outsourcing involves providing card issuing clients with the complete infrastructure for a credit card program including credit application services, account management and customer service.

          Revenues for card issuing services are derived from fees payable under contracts that primarily depend on the number of accounts or transactions processed. FDC provides over one hundred transaction-based services which are separately priced and negotiated with clients. Most contracts provide for the payment of minimum annual processing fees, payable without regard to transaction volume, and for price increases during the contract term. In some instances, FDC may make an advance payment to a client upon the signing of a processing contract with the Company. FDC makes these payments to compensate new clients for dedicating the resources to change service providers or to outsource an internal service function.

          FDS provides a variety of information solutions as described above and has increased its product and service offerings through the two 1996 acquisitions as previously described. FDS is working on improving the accuracy of the decision making within the credit granting marketplace and developing target marketing programs. In 1996 FDS introduced ProfitSight which enables FDS' clients to analyze the profitability of individual cardholder accounts.

Domestic Merchant Processing Services

          The Company and its joint-venture bank alliances contract directly with merchants to provide processing services related to the merchant's acceptance of cards and checks at the point-of-sale. Services include the authorization, processing and settlement of credit and debit card transactions, and the verification or guarantee of check transactions. The percentages of FDC's operating revenues from these services were 23%, 22% and 18%, respectively, during the years ended December 31, 1996, 1995 and 1994.

          In 1996, the Company created First Data Merchant Services Corporation ("FDMS") by combining the operations of NaBANCO (owned by FFMC) and CES (owned by FDC). The Company has not yet combined FDMS back-office platforms but anticipates beginning this process during 1997. In addition, FDMS has contributed much of its merchant contract relationships into the bank alliances. FDMS is the largest provider of merchant credit and debit card transaction processing services in the United States. The substantial majority of these services pertain to transactions in which payment is made through MasterCard or VISA bank cards.

          Fees for full service merchant sales and processing (which consists of merchant sales and support, authorization, settlement and back office services) directly for merchant and for bank alliances constitute a substantial majority of FDC's revenues related to merchant card processing, which generally are based on dollar volume of transactions processed. The Company provided full service merchant card processing on transaction dollar volume totaling $215 billion in 1996, compared with $144 billion in 1995 and $74 billion in 1994. The addition of new clients in 1996 and the acquisition of CES in March 1995 were major factors behind the large dollar volume increases in 1996 and 1995 compared with the respective prior years.

          The Company's primary merchant card processing centers are located in Hagerstown, Maryland and Sunrise, Florida with additional volumes of merchant card transactions being processed at FDC's card issuing processing center in Omaha, Nebraska. These centers support merchant electronic cash registers and dial up point-of-sale authorization and draft capture terminals. Virtually all of FDC's credit card authorizations are performed electronically, with responses to customers typically in less than ten seconds. Also, voice authorization services are provided to merchants without electronic authorization capabilities and in the event that electronic authorization capabilities are interrupted. Transaction information is transmitted electronically through the MasterCard and VISA networks, and may be posted to a cardholder account maintained by FDC's card issuing services area.

          The Company provides its card processing services for merchant clients under agreements as an agent for sponsoring member banks in the VISA and MasterCard systems, as required by their rules. Starting in June 1993, NaBANCO began providing most of its services under an agreement as agent for and in conjunction with First Financial Bank ("FFB"), a special purpose credit card bank formed by FFMC for the primary purpose of supporting NaBANCO's credit card processing and settlement operations. FFB's activity will decrease in 1997 due to the new agreement with Chase (as previously discussed) which forms the nation's largest merchant processing business, Chase Merchant Services. Chase will be the primary processing agent for the clearing and settlement of credit-based merchant transactions.

          TeleCheck provides check guarantee and check verification services. Check guarantee services involve buying the approved check at face value from the merchant if it is subsequently dishonored, subject to a pre-established maximum. Check verification services help merchants reduce bad check write-offs and control the costs of check acceptance by providing access to payment databases and activity monitoring systems. These services allow merchants to maintain a liberal check acceptance program to increase sales and profits. Fees charged to customers for check guarantee services are generally based on the dollar volume of transactions processed, whereas verification fees are based on the number of transactions. TeleCheck also offers collection services in conjunction with its check verification services.

International Card Services

          Currently, FDC's operations in the United Kingdom and Australia are the Company's principal processing facilities located outside the United States. FDC is the largest third-party provider of card processing services in the United Kingdom, with over 14 million card accounts on file at December 31, 1996. Services provided generally mirror the Company's domestic card issuing and merchant processing services provided to financial institutions. The Company also is providing third-party bankcard processing servicing Mexico and Latin America. In addition, FDC operates the largest independent funds transfer network in Australia, providing funds transfer, debit card and automated teller machine services. The network extends to all of Australia's principal cities, and is used primarily by credit unions, banks and building societies. The percentages of FDC's operating revenues from these services were 5%, 5% and 6% during the years ended December 31, 1996, 1995 and 1994, respectively.

Payment Instruments

          FDC is the leading provider of nonbank money transfer and bill payment services, utilizing an agent network (excluding MoneyGram agents) of over 21,000 domestic and 14,000 international agent locations to provide payment instrument transaction services to consumers in over 130 countries. The primary market for these services is comprised of people who periodically need to send or receive cash quickly to meet emergency situations, to send funds to family in other locations or to use nonbank financial services to pay bills or meet other obligations. Payment instruments revenues include primarily consumer money transfers, bill or debt payment money transfers, money orders and official checks. Official checks serve as an alternative to a bank's own disbursement items such as teller's or cashier's checks. Payment instrument transactions totaled 458 million in 1996, compared with 401 million in 1995 and 318 million in 1994. However, transaction counts are not necessarily indicators of revenue growth as revenue per transaction varies greatly among the Company's product offerings.

          The Company derives its revenues primarily from transaction processing fees and, to a lesser extent, from the investment of funds received by FDC from the sale of payment instruments (primarily official checks and money orders),
net of commissions paid to certain selling agents.   These investments are the
primary component of settlement assets on the Company's consolidated balance sheets. Payment instrument revenues (excluding MoneyGram revenues) comprised 22% of FDC's operating revenues in 1996, compared with 20% in 1995 and 8% in 1994. The acquisition of Western Union in November 1994 is the primary reason for the significant percentage increase in 1995.

          A significant but declining percentage of FDC's payment instrument services is generated from official checks, money orders and money transfers issued under an agreement with an entity affiliated with American Express Company ("American Express"). Under the agreement, FDC earns transaction fees paid by the selling agents and net earnings on the investment securities, with such amounts totaling approximately 5% of the Company's operating revenues in 1996, 6% in 1995 and 7% in 1994. The Company manages this business and indemnifies American Express against any losses in connection with this business, thus assuming the risks and rewards of ownership. Accordingly, the assets and liabilities related to these transactions are included with settlement assets and obligations on the Company's consolidated balance sheets. Settlement assets related to these payment instruments represented approximately 24% of FDC's settlement assets at December 31, 1996 compared with 38% at December 31, 1995. FDC began issuing payment instruments under its own name in 1994, and plans to phase out those issued under the American Express name prior to the end of the current agreement in April 1997.

          In 1996, the Company substantially combined the business operations of Western Union(R) and FDC's Integrated Payment Systems unit. FDC plans to utilize the well recognized Western Union name extensively in its plans to migrate from the American Express name for its payment instrument products.

          To initiate a money transfer transaction, the sender presents funds to one of the Company's third-party agents. Data is entered into the money transfer system by an agent. Funds are available throughout the agent network for individual recipients or at a specified commercial establishment in the case of a bill payment. The information processing and transfer is completed such that money is available to the intended recipient generally within minutes. FDC's revenues are derived from the transfer fee, which typically is paid by the sender based on a graduated schedule that varies with the principal amount of the money transfer. Money transfers typically are handled by agents, a significant portion of which are located in supermarkets and convenience stores in the United States. Customers also can call toll-free to a Company service center and charge the transfer and related fee to their credit card account. Commercial customers also can send money transfers to traveling employees or clients. Substantially all money transfers to recipients outside the United States are settled by FDC with the agent in U.S. dollars. In addition, the Company also earns foreign exchange fees from its international money transfer business.

          FDC offers bill payment services to utility companies, collection agencies, finance companies and other financial institutions. The debtor pays a transaction fee to settle their account via a money transfer initiated at an agent location, with the Company's commercial client benefiting from a convenient collection tool that results in immediately available funds.

          The Company also acquired two fleet service operations which provide fuel procurement, parts and maintenance programs, ATM funds disbursement and money-transfer services to the trucking industry. The Company also has started to expand other payment services into this market.

Investment Processing Services

          First Data Investor Services Group, based in Boston, Massachusetts, provides a variety of back office processing services to the mutual fund industry, including transfer agent services, fund administration and accounting services, fulfillment and proxy services, and retirement account record keeping and transaction services. The Company markets these services to mutual fund organizations, banks and other investment organizations desiring to outsource one or more of their back office processing functions. The percentage of FDC's operating revenues from these services were 5.6%, 6.0% and 6.9% respectively, during the years ended December 31, 1996, 1995 and 1994.

          Transfer agent services principally consist of annual fees paid in monthly installments based on the number of shareholder accounts. The number of mutual fund shareholder accounts serviced by FDC totaled 15.1 million at December 31, 1996, 13.3 million at December 31, 1995, and 12.1 million at December 31, 1994. Revenues received by FDC for fund administration and accounting services primarily consist of annual fees paid in monthly installments based on mutual fund asset levels. Mutual fund assets serviced at December 31, 1996 totaled $429 billion, compared with $360 billion and $277 billion, respectively, at December 31, 1995 and 1994. Fees for printing, mailing and proxy solicitations are charged by volume for each job, whereas retirement plan servicing fees consist of monthly billings based on contractual agreements, the number of plan participants or asset levels.

Health Care Administrative Services

          FDC, through its FIRST HEALTH(R) unit, provides health care administrative services, which include primarily data processing and information management services related to health care claims and resulting payments. FIRST HEALTH markets its services principally to private sector employers to help control their health care costs and to monitor the quality of health care provided. These services comprised approximately 10% of the Company's operating revenues in both 1996 and 1995, compared with 13% in 1994. The percentage comparison between years are impacted by a fourth quarter 1995 acquisition.

          The health care administration services area has experienced a decline in business levels in 1996 as FDC has shifted away from government-related and other low margin products, and focused on data processing and information management related to employee claims and the resulting payment, including completing the development of a new claims administration processing system, Act3, which is entering the critical period of operational implementation.

          FIRST HEALTH Strategies ("Strategies"), based in Salt Lake City, Utah, is the nation's largest third party (non-insurance company) processor of private sector health care claims. Its services include claims administration, utilization management, insurance brokerage and data analysis and reporting. This unit is responsible for the Act3 project. During 1996, the claims administration and processing business of Employee Benefit Plans, Inc. ("EBP"), which was acquired in October 1995, was transfered to Strategies in order to gain operating efficiencies. In addition, EBP offers a series of insurance product lines through its life insurance subsidiary. In 1996 FDC reduced the insurance product offerings, retaining only those that complement FIRST HEALTH's existing health plan administrative services. The Company believes that its ability to offer insurance coverages will assist in attracting and retaining clients that are unable or choose not to self insure all of the aspects of their employee health plans.

          FIRST HEALTH Services, based in Glen Allen, Virginia, provides pharmaceutical claims processing, drug utilization review services, and management services for mental health, substance abuse, and preventive care programs.

          In February 1997, FDC completed the sale of its GENEX subsidiary, which provides workers compensation and cost containment services.

Specialty Services

          FDC has a variety of services that complement its transaction processing service areas. Collectively, these services accounted for 14% of FDC's operating revenues in 1996, compared with 16% in 1995 and 23% in 1994.

          First Image Management Company ("First Image") provides a full array of information management services, including data capture, data imaging, micrographics, electronic database management, and output printing and distribution. First Image is headquartered in Norcross, Georgia.

          First Image markets its services under a "total solution" approach with the objective of improving the utility of a user's database through ease of access and efficient information output. In addition, services offered by First Image reduce the need for its clients to devote substantial capital investments to create, maintain and access large databases. Fees for First Image's services are based on the volume and complexity of the information management services as well as other factors such as required turnaround time, volume and duration of contract. The majority of First Image's revenues are derived from contracts two to three years in duration.

          International Banking Technologies ("IBT") is headquartered in Norcross, Georgia, and is a leader in developing in-store branch banking programs in supermarkets and other high traffic retail superstores. IBT provides a comprehensive array of services for its financial institution customers, with the objective of developing a profitable financial services outlet while achieving a value added arrangement for the retailer. IBT derives its revenues from fees earned during the design and installation phases, and also from the ongoing management of the in-store program between the financial institution and the retailer.

          FDC's Teleservices unit is the sole external provider of operator and customer support services to one of the nation's leading long distance telephone companies. In addition, its Call Interactive unit is a leading provider of customized 800 telephone interactive voice services that gather, process and disseminate information for client marketing needs. Revenues from these services consist of fees paid by clients which generally are based on call volume, duration and the number of transactions.

          Nationwide Credit, Inc. ("Nationwide") is based in Atlanta, Georgia and provides debt collection and accounts receivable management ("collection") services from offices located throughout the United States. In 1996, the Company integrated and consolidated the operations of ACB Business Services into those of Nationwide. Nationwide is one of the nation's largest collection services, with over $4 billion in annualized placement volume. Collection services are provided to a wide variety of clients comprised of financial institutions (including FDC card issuing clients), retailers, health care providers, and government agencies.

American Express is a significant client within FDC's collection services area, as the Company provides services related to certain types of American Express(R) cards.

          Revenues are derived principally through fees charged to clients based on the dollar amount of the monies collected. FDC's collection services are performed using paperless collection systems (including on-line skiptracing) featuring automated dialing capabilities.

MARKETING

          FDC markets its services through a variety of channels including direct solicitation and general advertising. The Company's employees are utilized in the direct solicitation of new clients and the cross-selling of additional FDC services to existing clients. Direct sales efforts in the domestic merchant processing services area have been effective in signing new merchant clients in the past few years.

          General advertising of the Company's services is accomplished through industry and trade publications, direct mail, telemarketing, participation in trade conventions and Company-sponsored seminars as well as direct sales. Western Union maintains a broad based advertising and marketing program supporting the Western Union brand name and the public's awareness of Western Union's services.

          In addition, FDC believes that its ongoing business acquisition program is an important complement to direct marketing efforts in entering new markets and expanding its service offerings.

SYSTEMS DEVELOPMENT

          The Company internally develops certain operating system platforms and data capture terminal equipment to facilitate the delivery of FDC's processing services to its clients. These platforms and equipment are designed to help clients connect with the Company's information transfer network, and to make the completion of transactions more convenient and efficient. These internal development activities are in addition to ongoing investments by the Company to maintain and enhance existing systems.

          FIRST HEALTH is finalizing the development of a new health care claims administration processing system, Act3. In connection with the development of Act3, the Company has incurred capitalized software development costs of $53.9 million at December 31, 1996. Act3 has been in development for several years. This development is entering the critical period of operational implementation and planned roll-out to many existing customers as well as new clients in 1997.

          In 1997, the Company expects to expense approximately $30 million of expenditures in connection with preparing its processing systems for the year 2000.

          Capitalized costs for systems development activities (not including recurring operating expenditures for systems maintenance and enhancements which are expensed as incurred) totaled $53.7 million in 1996, $30 million in 1995 and $35 million in 1994.

REGULATION

          Various aspects of FDC's service areas are subject to federal and state regulation which, depending on the nature of any noncompliance, may result in the suspension or revocation of any license or registration at issue, as well as the imposition of civil fines and criminal penalties. To date, the Company has experienced no material difficulties in complying with the various laws and regulations affecting its business.

          As a provider of electronic data processing services directly to governmental agencies and to banks and other regulated financial institutions, the Company is subject to regulatory oversight and examination by the Federal Financial Institutions Examination Council, as well as review by various other federal and state regulatory agencies.

          Certain activities of FDMS are subject to examination and regulation related to merchant credit card processing. In addition, FFB acts as a sponsor to and clearing bank for a portion of the Company's merchant card processing business. FFB is subject to examination and regulation by the Georgia

Department of Banking and Finance ("GDB&F") and applicable federal regulatory agencies, including the Federal Deposit Insurance Corporation ("FDIC") which approved FFB's application for FDIC deposit insurance in 1993. FFB must maintain certain minimum capital ratios imposed by the GDB&F and FDIC and operates under certain activity limitations under the Federal Bank Holding Company Act, as amended. In addition, FFB and FDMS continue to be subject to rules of the VISA and MasterCard organizations, including a requirement that FFB maintain adequate capital (currently $70 million) based on the merchant credit card processing volume settled through FFB. Finally, each corporate entity in the chain of ownership of FFB (e.g., FDMS, CESI Holdings, Inc., FFMC and the Company) is a bank holding company under Georgia law and is subject to certain examination, reporting, registration and capital requirements.

          Most states license issuers of payment instruments and many require, among other things, that proceeds from the sales of such instruments be invested in high-quality marketable securities prior to the settlement of the transactions. Such licensing laws also may cover matters such as regulatory approval of agent locations and the filing of periodic reports by the licensee.

          The Company's services related to debt collection are governed by the Fair Debt Collection Practices Act and certain of the Company's services are governed by the Fair Credit Reporting Act, both of which delegate regulatory authority to the Federal Trade Commission. In addition, the Company's services related to debt collection, health care claims administration and money transfers also are regulated at the state level by banking or insurance commissions or similar authorities. The Company is required to obtain and maintain licenses to conduct such operations, which generally require the Company or the licensed subsidiary to demonstrate and maintain minimum levels of net worth and/or liquidity.

          FDC's investment processing services area also is subject to federal securities laws relating to, among other things, the regulation of transfer agents.

          An EBP subsidiary is licensed throughout the United States as a life and health insurance company, and is subject to the insurance laws and regulations of Oklahoma (where it is domiciled). These laws and regulations include requirements of the entity to maintain minimum capital and surplus
ratios and minimum reserves.   Regulations also require the filing of annual and
other reports related to the insurance entity's operation and financial condition.

          The Employee Retirement Income Security Act of 1974 ("ERISA") regulates, among other things, the relationships between benefit plans and other parties. The business practices of FDC's health care administrative services area are structured to minimize the applicability of ERISA, and to comply with provisions that management believes applicable to the Company. Regulatory and judicial interpretation regarding ERISA's applicability to the Company continues to evolve. There can be no assurance that either this evolving interpretation or future legislation will not adversely affect FDC's health care administrative services area.

COMPETITION

          The most significant competitive factors related to the Company's services are price, quality, features and functionality, and reliability of service.

          FDC is not aware of any single competitor which provides the same range of services; however, the information services industry is highly fragmented and FDC faces significant competitors in each of its service areas. The Company also competes with companies that internally perform processing or other related services offered by FDC. In addition, the Company believes that recently enacted changes in telecommunications and other laws and developments regarding the Internet and other new technologies related to electronic commerce may result in competition from entities with access to significant capital and management resources.

          FDC creates a differentiated competitive position in its service areas by offering a menu of enhanced services to clients. These enhanced services often involve technologically sophisticated reporting features that add value to information derived from the Company's transaction processing databases.

          The Company's domestic merchant card processing service area competes against several other national service providers, and against banks that continue to provide these services to their merchant customers. FDC's check acceptance area is in competition principally with two other national companies.

          FDC's card issuing services area competes with other third-party cardholder processors as well as banks that process their accounts internally. In its collection services area, FDC promotes its nationwide presence and highly automated process as competitive advantages in pursuing business with large commercial accounts. This industry is highly fragmented, with many smaller local and regional competitors, as well as several other national competitors.

          In the payment instruments area, FDC's money transfer services compete with MoneyGram Payment Systems, which the Company divested pursuant to an initial public offering in 1996, as well as other niche providers. The Company also competes with bank wire transfer services (primarily available to commercial users). In addition, the Company faces several established competitors in providing commercial money transfer and electronic bill payment
services.   FDC's money order services primarily compete with postal money orders and those of one other national provider.

          FDC's investment processing services area competes with numerous other service providers, as well as with in-house service areas within mutual fund organizations.

          The health care administrative services market continues to be fragmented among numerous independent, non-insurance companies. First Image is the largest provider in the data imaging market, a market composed primarily of local area providers.

INDUSTRY TRENDS

          Technological capabilities required for the rapid and efficient creation, processing, handling, storage and retrieval of information are becoming increasingly complex. These capabilities require large development and capital expenditures and processing expertise, and have contributed to a trend toward the outsourcing of processing services that benefits the Company. In addition, the evolution of these capabilities is creating new competitors with innovative solutions, and also is driving an industry-wide consolidation which is creating more established competitors.

          Bank industry consolidation impacts existing and potential clients in FDC's service areas, primarily relating to card issuing and payment instruments services. Consolidation in the mutual fund industry similarly could impact the Company's investment processing services business. In the aggregate, bank and mutual fund mergers have not significantly affected the Company to date. However, FDC could lose business in connection with future client mergers if the surviving or acquiring entity utilizes in-house processing services or those of a competitor of the Company.

EMPLOYEES AND LABOR RELATIONS

          At December 31, 1996, the Company employed approximately 40,000 employees, over 95 percent of whom were full-time employees. A significant portion of FDC's 1,900 employees in the United Kingdom are members of the Banking Insurance & Finance Union. In addition, Western Union has two three-year labor contracts (expiring August 6, 1997) with the Communications Workers of America, AFL-CIO and its local 1177, representing approximately 1,200 employees. The Company's employees are not otherwise represented by any labor organization. The Company believes that its relations with its employees and the labor organizations identified above generally to be good.

BACKGROUND OF THE COMPANY

          The Company was a wholly-owned subsidiary of American Express prior to its initial public offering in April 1992 (the "IPO"). In connection with the IPO, the Company's Delaware Certificate of Incorporation was amended to change
the name of the Company to First Data Corporation.   In October 1996, American
Express delivered a substantial majority of its remaining FDC shares to holders of its 6 1/4% Exchangeable Notes in lieu of a cash redemption, reducing its ownership interest in the Company to less than 5%.

EXECUTIVE OFFICERS OF THE REGISTRANT

          See item 10 of this Form 10-K.

ITEM 2.  PROPERTIES

          The Company leases executive office space at 401 Hackensack Avenue, Hackensack, New Jersey, and at 5660 New Northside Drive, Atlanta, Georgia. The Company and its subsidiaries own or lease approximately 750 properties which range in size from approximately 271,000 square feet to less than 200 square feet. The following table describes the principal facilities used in connection with the Company's operations. Unless otherwise indicated by an asterisk (*), such facilities are leased.

                                                                               Approximate
Business Unit                                   Location                      Square Footage
-------------                                   --------                      --------------
     Domestic Card Issuer Services              Omaha, NE (3 facilities)*         502,000
                                                Omaha, NE (9 facilities)          860,000
                                                Tulsa, OK*                        188,000
                                                Tulsa, OK                         176,000

     Domestic Merchant Processing               Aurora, CO                         78,000
     Services                                   Coral Springs, FL                  97,000
                                                Hagerstown, MD                    120,000
                                                Houston, TX                       154,000
                                                Melville, NY                      131,000
                                                Sunrise, FL                       102,000

     International Card Services                Australia (5 facilities)           25,000
                                                Basildon, England
                                                  (4 facilities)*                 262,000
                                                Southend-on-Sea, England
                                                  (3 facilities)                  203,000

     Payment Instruments                        Bridgeton, MO                      78,000
                                                Englewood, CO                     271,000
                                                Paramus, NJ                       132,000

     Investment Processing Services             Boston, MA                        201,000
                                                Providence, RI                    114,000
                                                Westborough, MA                    75,000

     Health Care Administrative                 Glen Allen, VA                     70,000
     Services                                   Minneapolis, MN                    71,000
                                                Salt Lake City, UT                173,000

     Specialty Services                         Atlanta, GA                        90,000
                                                London, KY (6 facilities)*        108,000
                                                Lynnfield, MA                     185,000
                                                Marietta, GA                       70,000
                                                Nashville, TN                     122,000
                                                Nevada, IA                        232,000
                                                Norcross, GA                       90,000
                                                Pensacola, FL                      58,000
                                                Tucson, AZ                         49,000

     The Company owns or leases a number of additional facilities in the United States and foreign countries which are used for operational, sales and administrative purposes. The Company's lease obligations generally include customary provisions regarding increases in rent and related costs, such as property taxes. The Company believes that its facilities are suitable and adequate for its businesses; however, the Company periodically reviews its space requirements to consolidate and dispose of or sublet facilities which are no longer required in connection with its businesses and to acquire new space to meet the needs of its businesses.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time the Company is involved in various litigation matters arising in the ordinary course of its business, none of which, either individually or in the aggregate, currently is material to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The principal market for the Company's common stock is the New York Stock Exchange ("NYSE"). The following table sets forth, for the indicated calendar periods, the reported high and low sales prices of the common stock on the NYSE Composite Tape and the cash dividends per share of common stock. At March 17, 1997, the registrant had 4,650 common stockholders of record.

1995                    High       Low         Dividend
----                   -------     -------     --------
 First Quarter........ $27         $23         $.015
 Second Quarter.......  29 1/4      25 5/8      .015
 Third Quarter........  31 1/4      27 5/8      .015
 Fourth Quarter.......  35 5/8      30 1/2      .015

1996
----

 First Quarter........  37 7/8      30 3/8      .015
 Second Quarter.......  40 7/8      34          .015
 Third Quarter........  41 3/8      34 3/8      .015
 Fourth Quarter.......  44          35 1/4      .02

The timing and amount of future dividends will be (i) dependent upon the Company's results of operations, financial condition, cash requirements and other relevant factors, (ii) subject to the discretion of the Board of Directors of the Company and (iii) payable only out of the Company's surplus or current net profits in accordance with the General Corporation Law of the State of Delaware. In addition, the terms of the Company's debt facilities limit the Company's ability to pay dividends through a minimum net worth covenant requiring the Company to maintain its consolidated net worth, as defined, at a minimum level of $2.25 billion plus 25 percent of consolidated net income, as defined, earned subsequent to July 1, 1995 and plus the aggregate amount of all net cash proceeds received by the Company in respect of all capital stock issued after June 30, 1995. As of December 31, 1996, approximately $1 billion was available for the payment of dividends under these restrictions.

RECENT SALES OF UNREGISTERED SECURITIES

          On November 8, 1996, 917,437 shares of the Company's common stock were issued to the shareholders of Southern Telecheck, Inc. ("STI") in a merger transaction pursuant to which FDC acquired 100% of the stock of STI. No underwriter or placement agent was involved in the transaction. The issuance of the FDC shares was not registered under the Securities Act of 1933 (the "Act") in reliance upon the exemption from registration provided by Section 4(2) of the Act and regulations enacted by the Securities and Exchange Commission under
Section 4(2).

          A warrant, dated November 16, 1996, was issued by a wholly-owned subsidiary of the Company to a customer of that subsidiary. The warrant was issued in consideration of certain contractual agreements between the subsidiary, certain affiliates of the subsidiary and the customer. The warrant is exercisable during the period from October 21, 2001 through October 20, 2003, subject to acceleration and extension upon the occurrence of certain events specified in the warrant. When exercisable, the warrant permits the holder to purchase up to 2,000,000 shares of the Company's common stock at a purchase price of $70 per share, subject to adjustment upon the occurrence of certain events specified in the warrant. No underwriter or placement agent was involved in the transaction. The issuance of the warrant was not registered under the Act in reliance upon the exemption from registration provided by Section 4(2) of the Act.

ITEM 6. SELECTED FINANCIAL DATA

The following data should be read in conjunction with the consolidated financial statements and related notes thereto and management's discussion and analysis of financial condition and results of operations included elsewhere in this annual report. The notes to the consolidated financial statements contain additional information about various acquisitions (accounted for as purchases) and dispositions which affect the comparability of information presented. Amounts in 1992 excluded First Financial Management Corporation's financial services business segment that was sold in 1992. Certain prior years' amounts have been restated to conform to the current year's presentation.

Year Ended December 31,                                      1996            1995          1994           1993           1992
---------------------------------------------------------------------------------------------------------------------------------
                                                     (In millions, except per share amounts)
Income statement data:
---------------------
  Revenues                                                $4,938.1         $4,186.2       $3,080.5       $2,658.2      $2,228.9
  Expenses                                                 3,906.3 (a)      4,018.6 (a)    2,469.2        2,161.1       1,945.1 (b)
                                                        ----------        ---------      ---------      ---------     ---------
  Income from continuing operations
       before income taxes                                 1,031.8            167.6          611.3          497.1         283.8
  Income taxes                                               395.3            251.8          251.0          200.7         130.5
                                                        ----------        ---------      ---------      ---------     ---------
  Income (loss) from continuing operations                  $636.5           ($84.2)        $360.3         $296.4        $153.3
                                                        ==========        =========      =========      =========     =========

  Depreciation and amortization                             $423.6           $346.8         $242.5         $199.7        $184.3

Per share data: (c)
---------------
  Income (loss) per share - continuing operations            $1.37 (a)       ($0.19)(a)      $0.85          $0.71         $0.38 (b)
  Cash dividends per share                                   0.065             0.06           0.06           0.06          0.03 (d)

Balance sheet data (at year end):
  Total assets                                           $14,340.1        $12,217.8       $8,433.1       $5,538.4      $5,365.9
                                                        ----------        ---------      ---------      ---------     ---------
       Settlement assets  (e)                              7,641.5          6,210.6        3,554.0        2,060.3       2,152.5
       Goodwill                                            3,490.4          3,246.1        2,572.9        1,459.2       1,335.1
                                                        ----------        ---------      ---------      ---------     ---------
  Total liabilities                                       10,630.3          9,072.7        6,032.2        3,366.6       3,474.6
                                                        ----------        ---------      ---------      ---------     ---------
       Settlement obligations  (e)                         7,389.9          6,119.4        3,564.1        2,060.3       2,152.5
       Borrowings                                          1,261.4          1,127.7          572.1          538.5         510.0
       Senior convertible debentures                         447.1            447.1          447.1            ---           ---
                                                        ----------        ---------      ---------      ---------     ---------
  Total stockholders' equity                               3,709.8          3,145.1        2,400.9        2,171.8       1,891.3
                                                        ----------        ---------      ---------      ---------     ---------

Summary operating data:
-----------------------
  At year end -
       Card accounts on file  (in millions) (f)              152.9            121.4           92.2           70.0          58.9
       Mutual fund assets serviced (in billions)            $429.0           $360.1         $277.0         $259.0        $221.0
  For the year -
       Merchant dollar volume (in billions)  (g)            $214.5           $144.1          $74.2          $54.5         $42.8
       Merchant transactions (in billions)                     5.9              4.5            2.8            2.3           1.8
       Payment instrument transactions (in millions)         457.8            401.0          318.2          262.6         238.5

  (a)  Includes merger, integration and impairment charge of $32.5 million and $46.0 million gain on the MoneyGram disposition together totalling $13.5 million ($8.3 million after tax, or $0.02 per share after tax) for 1996, and charges of $645.7 million ($539.9 million loss after tax benefits, or $1.21 after tax loss per share) for 1995.
  (b)  Includes loss in FFMC business unit sold of $79.6 million ($64.7 million after tax benefits, or $0.16 after tax loss per share).
  (c)  Per share data have been restated for the November 15, 1996 stock split effected as a 100% stock dividend.
  (d)  Excludes cash dividends  paid to FDC's former parent company of $0.075 per share in 1992.
  (e)  Settlement asset and obligation totals differ due to the accounting for unrealized net investment gains and losses under
       SFAS 115 (adopted in 1994).
  (f)  Excludes certain bankcard accounts for which the Company does not provide full processing.
  (g)  Includes only those merchant transactions for which FDC performed authorization, settlement and back office processing.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          First Data Corporation ("FDC" or "the Company") operates in a single business segment providing high-quality, high-volume information processing and related services to several market sectors. The Company has focused particularly on its services related to payment transactions (which include transaction card issuer services, merchant card and check processing services, and processing services related to payment instruments), representing approximately two-thirds of FDC's operating revenues in both 1996 and 1995. In this area, the Company is emphasizing growth in electronic commerce, information management and international expansion.

          The Company continues to pursue revenue growth through five primary sources: internal growth, which consists primarily of increased transaction processing for existing clients; sales of ancillary products and enhanced services to existing clients; the addition of new clients in existing service areas; expansion into adjacent markets where FDC can provide similar information processing services to new client groups; and acquisitions.

          FDC continues to consider acquisition opportunities as well as other forms of business combinations and divestitures. Acquisitions supplement FDC's internal efforts to access new markets and client groups, while divestitures are contemplated for business units lacking sufficient growth prospects or for units not enhancing the Company's transaction processing competencies. However, no assurance can be given with respect to the timing, likelihood or the financial or business effect of any possible transaction.

Strategic Transactions and Developments

          During 1996, the Company substantially completed the integration of First Financial Management Corporation's ("FFMC") operations with those of FDC. The October 1995 merger of the two companies was accounted for as a pooling of interests, and the results of the two entities have been combined for all periods presented in the accompanying consolidated financial statements and in this discussion and analysis. In addition, the Company divested its MoneyGram operation in December 1996 through an initial public offering of its common stock to comply with the Company's agreement with the Federal Trade Commission ("FTC") as part of the merger with FFMC. MoneyGram represented approximately 3% of 1996 consolidated operating revenues and pretax earnings.

          The Company formed First Data Solutions in 1996 from its information management businesses to enhance current product and service offerings to the Company's existing and potential clients. Subsequent product expansion occurred through the Company's acquisition of Donnelley Marketing, Inc., a consumer information and direct marketing firm, in September 1996 and a public record information business in June 1996. These business combinations were accounted for as purchases, and their results have been included from the effective dates of each acquisition. In addition, the Company introduced the U$A Value Exchange product which offers its merchant base the opportunity for targeted promotional programs to the cardholders of FDC's issuing bank clients.

          During 1996, FDC implemented a number of additional alliance programs with bank clients. The alliances are designed to preserve each bank's existing merchant relationships while allowing both FDC and the bank to share in profit opportunities with respect to the existing merchant business of both FDC and the bank, namely in the form of cost efficiencies and expanded product offerings. The structure of the alliances varies depending on the needs of each bank client and FDC, as well as applicable tax, regulatory and other considerations; however, each alliance involves the bank and FDC contributing some of their
merchant contracts, cash or a combination thereof.   Additionally, cost
efficiencies and product offerings have benefited the alliances in generating new merchant business.

          In the fourth quarter, the Company also entered into several agreements enhancing its merchant processing area, the most significant being with Wal-Mart and Chase Manhattan Bank ("Chase"). The Company entered into a 10-year agreement with Wal-Mart to process all of its electronic payments. In addition, use of the Company's check acceptance product, which is currently used by certain Wal-Mart locations, will be expanded. The Company entered into an agreement with Chase to form an alliance which initially will focus principally on national level merchants. This venture is expected to become operational in the first quarter of 1997.

          In the payment instruments area, the Company acquired the remaining outside interest in the Western Union Mexican money transfer business. During 1996, the Company also acquired two fleet service operations which offers the trucking industry various types of payment products. These acquisitions offered an adjacent market for the Company's payment services.

          The Company continues to scrutinize its businesses and their related fit into FDC's long-term plans. During the past few years, FDC completed the sale of several business units: the Company's MoneyGram operations as discussed above, the Company's health systems business in June 1995 and its cable billing services and hotel reservations businesses in November 1994. In February 1997, the Company completed the sale of its GENEX subsidiary. GENEX was a division of the Company's health care administration services area and performs workers compensation cost containment and management services. The remainder of the health care administration services area has experienced a decline in business levels over the past year as FDC has shifted away from government-related and other low margin products, and focused on data processing and information management related to employee claims and the resulting payment, including completing the development of a new claims administration processing system, Act3, for which the Company has incurred capitalized software development costs of $53.9 million at December 31, 1996. Act3 has been in development for several years. This development is entering the critical period of operational implementation and planned roll-out to many existing customers as well as new clients in 1997.

          During the 1996 third quarter, the Company's Board of Directors declared a two-for-one stock split, effected in the form of a stock dividend, distributed on November 15, 1996 to shareholders of record on November 1, 1996. Accordingly, all earnings (loss) per common share amounts and related share amounts have been retroactively restated in the accompanying consolidated financial statements and in this discussion and analysis.

RESULTS OF OPERATIONS
1996 Compared with 1995

          Operating revenues in 1996 increased 21% to $4.9 billion, compared with $4.1 billion in the prior year. The Company's internal growth rate in revenues over the prior year (excluding the effect of acquisitions and divested businesses) was approximately 18%. Growth in existing businesses, principally due to the addition of new clients along with strong underlying volume increases from existing clients and enhanced services to such clients, accounted for a
substantial majority of the revenue increase.   The Company's performance
reflects, in particular, continuing strong growth in the payment instruments, merchant processing, and domestic card issuer services business areas.

          A substantial portion of the Company's operating revenues is generated from payment and other transactions occurring entirely within the United States. Transactions outside the United States arise principally within the Company's card services operation in the United Kingdom, and from nonbank money transfers settled outside the United States, but originating and processed within the United States. Both of these international transaction volume sources had double digit growth in 1996.

          The Company derives revenues in its primary service areas principally based on the number of accounts or transactions processed, a percentage of dollar volume processed, or on a combination thereof. Lesser amounts of revenue are generated from foreign currency exchange on money transfer transactions and from sharing in investment earnings on fiduciary funds. These payment instrument investment revenues from fiduciary funds (before commissions to certain selling agents) increased from $244.0 million in 1995 to $285.9 million in 1996. The overall growth of FDC is demonstrated by the following key indicators (along with the percentage growth compared to 1995): 153 million card accounts on file at December 31, 1996 (+26%), 5.9 billion merchant transactions (+33%) and 458 million payment instrument transactions, excluding MoneyGram money transfers (+14%).

          Operating expenses increased 18% to $3.1 billion from $2.6 billion in 1995. The percentage increase was less than the operating revenue percentage increase for the year, reversing the 1995 trend when operating expenses for the year rose at a rate of four percentage points higher than operating revenue growth. This reversal primarily was due to high growth in certain business areas which have a lower ratio of operating expenses to revenue than the overall Company average and the benefits of integration activities which have slowed the rate of growth in operating expenses. These positive benefits were somewhat offset by the continued impact of signing certain new business and renewing larger customers at lower rates and the impact of a FFMC health care acquisition in October 1995 (prior to FFMC's merger with the Company), which has relatively higher operating expenses compared with its revenues.

          Selling, general and administrative expenses increased to $724.7 million, up 10% from $660.3 million in 1995. The increase is associated principally with the Company's efforts to attract customers and increase business levels by devoting resources and expenditures to marketing and advertising programs for the Company's businesses, including its alliance programs with banks for its merchant processing services. General and administrative increases for the year, which were driven primarily by the merchant processing business and certain acquisitions, substantially were offset by synergy savings from the merger with FFMC.

          Interest expense increased modestly despite increased borrowing levels, principally due to reduced costs related to assumed pension obligations in connection with the Western Union acquisition (which has been classified as interest expense since it is a suspended plan for which service credits are no longer being earned by participants). In addition, the Company currently is experiencing lower rates due to the short-term rate environment and use of its commercial paper program.

          Earnings comparisons between 1996 and 1995 are impacted significantly by merger, integration and impairment amounts. The 1996 merger, integration and impairment amount consists of a $46.0 million gain on the sale of the Company's MoneyGram operation through an initial public offering of 100% of its common stock. This divestiture was ordered by the FTC as part of the FFMC merger. In addition, the 1996 amount includes $32.5 million of integration and impairment charges. These items, net, increased after tax income by $8.3 million ($0.02 per share). The 1995 $645.7 million merger, integration and impairment charge included $221.7 million in direct costs of the FFMC merger, primarily payments pursuant to preexisting change in control agreements with FFMC management. As a result of the FFMC merger, the Company conducted a strategic reevaluation of its businesses, reviewing overall trends and developments in relation to its business investments and industry concentrations. In addition to identifying duplicate and overlapping operations, this process identified certain insignificant business lines for disposition or discontinuance and highlighted other business lines and customer relationships which had diminished future value. As a result, the Company recorded restructuring and integration costs of $121.2 million and impairment charges of $283.6 million. The impairment charge included a $114.7 million write off of ENVOY goodwill caused by the subsequent agreements that added CES and NaBANCO to FDC's operations. These additions caused the Company not to pursue the business plans driving the assumptions used to originally value ENVOY in August 1994 when the agreement to acquire ENVOY was executed. Finally, the charge included a $19.2 million expense related to the prepayment of certain long-term borrowings. After considering tax benefits of only $105.8 million due to the nondeductibility of certain items, the 1995 charge reduced after tax earnings by $539.9 million ($1.21 per share). For a more complete description of these charges, see Note 2 to the consolidated financial statements.

          Excluding merger, integration and impairment amounts and the 1995 second quarter impact of the divestiture of the health systems business (which produced a pretax gain of $68.9 million and offsetting income taxes of $67.7 million), pretax income for the year was $1,018.3 million, up 37% from 1995's $744.4 million. Pretax margins, as a percentage of total revenues, increased to 20.6% in 1996 from 18.1% in 1995. This margin improvement indicates the ongoing realization of synergies, cost containment efforts and operating efficiencies. In addition, margin improvements were experienced in the merchant processing area due to the increased number of alliances accounted for under the equity method and in the payment instruments area due to strong transaction growth in high margin products. These improvements partially were offset by a decline in margin in the Company's health care administration business.

          FDC's effective income tax rate of 38.3% in 1996 decreased from 38.9% in 1995 (excluding the impact of the 1995 merger, integration and impairment charge and the health systems divestiture discussed above) due to increased earnings from nontaxable investments of settlement assets, partially offset by an increase in state taxes as a larger percentage of business was conducted in states with higher tax rates than the Company's prior average rate.

          After tax earnings increased from a net loss of $84.2 million in 1995 to a net income of $636.5 million in 1996. Excluding merger, integration and impairment amounts in both years, after tax earnings increased 38% to $628.2 million in 1996 from $455.7 million in 1995. Earnings per common share (again excluding the above amounts in both years) increased 32% to $1.35 in 1996 compared with $1.02 per share in 1995. The lower percentage increase in per share earnings compared with after tax earnings principally results from the issuance of common stock during 1995 to complete business combinations.

1995 Compared with 1994

          Operating revenues in 1995 increased 35% to $4.1 billion, compared with $3.0 billion in the prior year. Growth in existing businesses, principally from new clients and strong underlying volume increases from existing clients, accounted for approximately half of the revenue increase. The balance of the growth in operating revenues primarily resulted from the effect of acquisitions, net of the impact of revenue lost from divested businesses. Growth in existing businesses was particularly strong in the Company's card issuer and merchant processing as well as payment instrument services, with these service groups experiencing 1995 internal revenue growth exceeding 20% compared with the prior year. Other service areas experienced various lower growth rates or declines in revenue, in certain instances either as a result of product development cycles or a deemphasis of certain aspects of the business.

          Expenses (excluding 1995's merger, integration and impairment charge of $645.7 million) increased 37%, slightly higher than the rate of increase of operating revenues. Operating expenses increased by 39% primarily due to outlays to expand facilities and increase staffing to grow the Company's infrastructure. Selling, general and administrative expenses grew at a lesser rate of 22%. Accordingly, income before income taxes (excluding the 1995 merger, integration and impairment charge and the impact of the divestiture of the health systems business as previously discussed) increased 22% to $744.4 million in 1995 compared with $611.3 million in 1994. The Company's pretax margin on total revenues of 18.1% in 1995, down from 19.8% in 1994 due to the Company's infrastructure expenses incurred and the impact of pricing for larger clients in 1995.

          FDC's effective income tax rate of 150.2% in 1995 increased from 41.1% in 1994 principally from the nondeductibility of a large portion of the merger, integration and impairment charge. Excluding the impact of the charge on 1995's rate, the Company's effective income tax rate increased 2.9% in 1995 to 44.0%, primarily from the impact of $67.7 million in taxes (a 98.3% tax rate) on the gain from the sale of the Company's health systems business. Excluding the 1995 health systems divestiture, FDC's effective rate in 1995 of 38.9% decreased from 41.1% in 1994 due primarily to increased earnings from nontaxable investments of settlement assets.

          After tax earnings decreased from $360.3 million in 1994 to a net loss of $84.2 million in 1995 as a result of the merger, integration and impairment charge, which impacted per share amounts in a similar manner. Excluding the impact of the charge, after tax earnings increased 26% to $455.7 million from $360.3 million in 1994. Earnings per common share (again excluding the 1995 merger, integration and impairment charge) increased 20% to $1.02 in 1995 compared with $0.85 per share in 1994.

Economic Fluctuations

          FDC's business is somewhat insulated from economic fluctuations due to recurring service revenues from long-term relationships, and the fact that the Company's services often result in cost savings for its customers. In addition, its card issuing and merchant processing service areas are benefiting from higher overall card use and, in particular, growing card use for recurring transactions at outlets such as supermarkets and gas stations.

          Portions of the Company's business are seasonal. FDC's revenues and earnings are favorably affected by increased card and check volume during the holiday shopping period in the fourth quarter and, to a lesser extent, during the back-to-school buying period in the third quarter. Higher money transfer volume during the summer months in FDC's payment instruments area also affects revenues and earnings.

          Although FDC cannot precisely determine the impact of inflation on its operations, the Company has not been significantly affected by inflation. For the most part, the Company has looked to operating efficiencies from scale and technology, as well as decreases in technology and communications costs to offset increased costs of employee compensation and other operating expenses.
In addition, a portion of FDC's service revenues are based on a percentage of dollar volume processed, partially insulating operating margins on these services from the effects of inflation.

Forward Looking Statement

          The Company has a long-term objective to grow revenues, net income and earnings per share at a compound annual rate of approximately 20%. Growth in any one year may be modestly above or below this objective, reflecting changes in business mix, investment in future growth opportunities, and/or acquisition activities. In 1997, First Data expects earnings per share to be approximately $1.60. Earnings of $1.60 per share would result in a five-year compound annual growth rate of approximately 20% since the initial public offering in 1992. The Company expects earnings growth in the first half of 1997 to be slightly lower, and in the second half to be slightly higher, than the year as a whole due to the timing of revenues and expenses related to new client and product initiatives.

          All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties which could cause actual events or results to differ materially from those projected.

          Important factors upon which the Company's forward-looking statements are premised include the following:

          . Continued growth at rates approximating recent levels for card-based payment transactions, consumer money transfer transactions, and other product markets.

          . Successful implementation of the Act3 health care claims administration processing system into the Company's existing customer base as well as overall market appeal for the service.

          . Successful implementation and achievement of expected growth of the U$A Value Exchange program and other information product initiatives.

          . Absence of consolidation among client financial institutions or other client groups which has a significant impact on FDC client relationships.

          . Successful management of pricing pressures through cost efficiencies.

          . No imposition of a Value Added Tax on third-party credit card processing services by the European Community, which could put credit card processing outsourcers at a competitive disadvantage to in-house solutions in the European Community.

          . No unanticipated changes in laws, regulations, credit card association rules or other industry standards affecting FDC's businesses which require significant product redevelopment efforts or render products obsolete.

          . No dispositions of significant businesses, which could have a short-term dilutive impact if other appropriate investment opportunities are not immediately available.

          . Continuation of the existing interest rate environment, avoiding increases in agent fees related to a portion of the Company's payments instruments business and in the Company's short-term borrowing costs.

          . Absence of significant changes in retail foreign exchange spreads on retail money transfer transactions, particularly between the United States and Mexico.

          . No significant increase in the cost of maintaining a role for FDC's credit card processing, merchant processing and money transfer businesses in connection with new payment technologies being developed.

          . Successfully managing the potential both for patent protection and patent liability in the context of rapidly developing legal framework for expansive software patent protection.

          Variations from these assumptions or failure to achieve these objectives could cause actual results to differ from those projected in the forward-looking statement. Due to the uncertainties inherent in forward-looking statements, readers are urged not to place undue reliance on these statements. In addition, FDC undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events, or changes to projections over time.

CAPITAL RESOURCES AND LIQUIDITY

          FDC continues to generate significant cash flow from operations, aggregating $1,053.8 million in 1996. This cash flow was produced principally from $636.5 million of net income and $423.6 million of non-cash depreciation and amortization expense. Working capital items (principally accounts receivable, accounts payable and income taxes) did not use cash as the deferral of income tax payments offset the increase in receivables associated with the overall revenue growth of the business. FDC utilized this cash flow to reinvest in its existing businesses, to meet its dividend requirements, to fund purchases of treasury shares and to contribute to the financing of business expansion.

          Cash flow from operations in 1996 exceeded the comparable 1995 amount by $344.7 million. Due to the 1995 merger, integration and impairment charge not using a large amount of cash, this increase is significantly different than the increase in net income between the two periods.

          FDC reinvests cash in its existing businesses primarily to expand its processing capabilities through property and equipment additions and to establish customer processing relationships through initial contract payments and costs for conversion and systems development. These cash outlays totaled $670.8 million in 1996 compared with $466.7 million in the prior year. This increase is primarily due to the Company's expansion of its overall processing capacity to continue to meet growing transaction volumes and the conversion of new customers onto the Company's processing systems. The Company expects that these outlays will be slightly lower in 1997 due to 1996 investment in the Company's processing systems. In 1997, the Company also expects to expense approximately $30 million of expenditures in connection with preparing its processing systems to handle the year 2000 issues.

          Overall, FDC's operating cash flow in 1996 exceeded its non-acquisition investing activities by $383.0 million. The Company also received cash of $211.9 million during 1996 relating to dispositions, which is primarily attributable to the December 1996 divestiture of MoneyGram, proceeds from the formation of joint ventures in furtherance of FDC's bank alliance program and the sale of a retail credit card receivables portfolio. These cash sources contributed to funds utilized for acquisitions and treasury stock purchases. During 1996, the Company invested $495.5 million of cash in several acquisitions and ongoing investments in the bank alliance program. A $162 million payment was made in the 1996 first quarter to purchase the remaining interest in a joint venture relating to Western Union's money transfer services between the U.S. and Mexico. In the third quarter, a $188.9 million payment was made to purchase Donnelley Marketing, Inc., a consumer information and direct marketing firm.
The remainder consists principally of payments relating to the Company's alliance programs with bank clients involving merchant business, and two acquisitions which expanded the Company's markets and service offerings in its payment instruments business.

          The Company's financing activities include net borrowings, share repurchases, and dividend payments. Net cash provided by financing activities was $11.0 million in 1996, as compared to $480.0 million in 1995. The significant decline is due to lower net borrowings ($114.6 million in 1996 versus $501.6 million in 1995) and higher net share repurchase activity.

          During 1996, the Company issued $350 million in Medium-Term Notes (with maturities ranging from two to five years), reducing its dependence on short-term borrowings. The proceeds from these notes were used to reduce outstanding commercial paper, which declined from $689.3 million at December 31, 1995 to $441.1 million at December 31, 1996. Also the Company obtained $250 million in uncommitted bank lines from several financial institutions during 1996, under which $34.8 million was outstanding at December 31, 1996.

          The Company made cash outlays totaling $254.9 million in 1996 to buy back shares of its common stock which were reissued primarily in connection with the Company's stock compensation plans. Proceeds from option exercises and related tax benefits of $177.5 million partially offset these outlays. In addition, FDC continued its pattern of paying quarterly cash dividends of $0.015 per share to the Company's common stockholders, resulting in cash outlays totaling $26.2 million and $13.8 million in 1996 and 1995, respectively. Following the November 1996 stock split, the Company increased the fourth quarter 1996 dividend to $0.02 per share which was paid in January 1997.

          As an integral part of FDC's information processing services for payment transactions, FDC receives funds from instruments sold in advance of settlement with payment recipients. These funds (referred to as "settlement assets" on FDC's consolidated balance sheets) are not utilized to support the Company's operations. However, the Company does have the opportunity to earn income from investing a portion of these funds. The Company maintains a portion of its settlement assets in highly liquid investments (classified as cash equivalents within settlement assets) to fund settlement obligations.

          The Company uses conventional interest rate swap and cap agreements (off-balance sheet) to partially hedge specific exposures related to certain commission expenses of its payment instruments business which are tied to short-term variable rates. The impact of these instruments is not material to the Company's overall financial position or results of operations. A more detailed description of these financial instruments is contained in Note 7 to the consolidated financial statements.

          At December 31, 1996, the Company held cash and cash equivalents of $271.7 million, an increase of 18% over 1995's $231.0 million. These amounts include $70.0 million related to required investments in connection with the Company's merchant card settlement operations, additional amounts used to support the operations of certain business units, and the remainder available for general corporate purposes. Also, FDC has available short-term borrowing capability of $774.1 million at December 31, 1996 under the Company's commercial paper program and through its uncommitted credit lines. In addition, at December 31, 1996 the Company had an outstanding shelf registration statement providing for the future issuance of debt and equity securities up to $250 million in the aggregate.

          The Company believes that its current level of cash and borrowing capability along with future cash flows from operations are sufficient to meet the needs of its existing businesses. However, to achieve its objectives, the Company may, when necessary, supplement its available cash resources by seeking funds in the equity or debt markets. To provide additional flexibility, the Company anticipates expanding its existing commercial paper program to $1.5 billion and has been authorized by its board of directors to file an additional $750 million shelf registration.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 See Index to Consolidated Financial Statements at Item 14.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH
           ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None.

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

          The following table sets forth certain information regarding the executive officers and directors of the Company:

NAME                     AGE                        POSITION
-----------------------  ---  ----------------------------------------------------

Henry C. Duques........   53  Chairman of the Board and Chief Executive Officer
Lee Adrean.............   45  Executive Vice President and Chief Financial Officer
Henry T. DeNero........   51  Executive Vice President
Charles T. Fote........   48  Executive Vice President
Walter M. Hoff.........   44  Executive Vice President
Robert J. Levenson.....   55  Executive Vice President and Director
Edward C. Nafus........   56  Executive Vice President
David P. Bailis........   41  Executive Vice President and General Counsel
Ben Burdetsky..........   68  Director
Courtney F. Jones......   57  Director
James D. Robinson III..   61  Director
Charles T. Russell.....   67  Director
Bernard L. Schwartz....   71  Director
Garen K. Staglin.......   52  Director

          The Board of Directors of the Company is divided into three classes serving staggered three-year terms. The terms of office of Mr. Jones, Mr. Levenson and Mr. Russell will expire in 1997, the terms of office of Mr. Burdetsky and Mr. Duques will expire in 1998 and the terms of office of Mr. Robinson, Mr. Schwartz and Mr. Staglin expire in 1999. Officers of the Company serve at the discretion of the Board of Directors. Mr. Duques, Mr. Jones, and Mr. Robinson (Chairman) serve on the Executive Committee of the Board of Directors. Mr. Burdetsky, Mr. Jones (Chairman) and Mr. Staglin serve on the Audit Committee of the Board of Directors. Mr. Burdetsky, Mr. Schwartz, Mr. Russell and Mr. Staglin (Chairman) serve on the Compensation and Benefits Committee of the Board of Directors (the "Compensation Committee").

          HENRY C. DUQUES has served as Chairman of the Board and Chief Executive Officer since April 1989. He joined American Express in September 1987 as President and Chief Executive Officer of the Data Based Services Group of American Express Travel Related Services Company, Inc. ("TRS"), the predecessor of the Company, and served in that capacity until April 1989. Mr. Duques was Group President Financial Services and a member of the Board of Directors of Automatic Data Processing, Inc. ("ADP") from 1984 to 1987.

          LEE ADREAN joined the Company in May 1995 as Executive Vice President and Chief Financial Officer. Mr. Adrean was President of Providian Agency Group from 1993 to the time he joined the Company. From 1991 to 1993 he was Senior Vice President and Chief Financial Officer of Providian Corporation and from 1990 to 1991 he was Senior Vice President, Corporate Development and Strategic Planning at Providian Corporation.

          HENRY T. DENERO joined the Company in July 1995 as Executive Vice President. From 1992 to 1994 Mr. DeNero was Vice Chairman and Chief Financial Officer at Dayton Hudson Corporation. From 1973 to 1992, he was employed by the management consulting firm of McKinsey & Company, Inc. Mr. DeNero is a director of Banta Corporation.

          CHARLES T. FOTE has been an Executive Vice President of the Company since its initial public offering in April 1992. He was a Director of the Company from the time of its formation in April 1989 as a subsidiary of American Express Company until its initial public offering. Mr. Fote also served as President of

Integrated Payment Systems ("IPS") from December 1989 through December 1991. From 1985 until 1989, he was Executive Vice President of the Payment Products division of TRS, the predecessor of IPS.

          WALTER M. HOFF has been an Executive Vice President of the Company since its initial public offering in April 1992. He was a Director of the Company from the time of its formation in April 1989 as a subsidiary of American Express Company until its initial public offering. From 1989 until April 1992 and from July 1993 until May 1995 Mr. Hoff also served as Chief Financial Officer of the Company. He joined the Company in 1989 from ADP's Brokerage Information Services Group, where he had been Chief Financial and Administrative Officer since 1985.

          ROBERT J. LEVENSON has been a Director of the Company since April 1992 and he joined the Company as an Executive Vice President in July 1993. He formerly served as Senior Executive Vice President, Chief Operating Officer, and Member of the Office of the President of Medco Containment Services, Inc., a provider of managed care prescription benefits. Mr. Levenson was a Director of Medco Containment Services, Inc. from October 1990 until December 1992. From 1985 until October 1990, Mr. Levenson was Group President and Director of ADP. Mr. Levenson is a director of Superior Telecom, Inc. and Broadway & Seymour, Inc.

          EDWARD C. NAFUS has been an Executive Vice President of the Company since its initial public offering in April 1992. He was a Director of the Company from the time of its formation in April 1989 as a subsidiary of American Express Company until its initial public offering. He also served as President of First Data Resources ("FDR") from December 1988 to February 1992. Mr. Nafus has been with FDR since 1978, when he joined the Company as a customer service manager and thereafter held progressively senior management positions. Mr. Nafus has announced his intention to retire from the Company effective at the end of 1997.

          DAVID P. BAILIS was promoted in September 1996 to Executive Vice President and General Counsel of the Company. He joined the Company in June 1989 and advised the Health Systems Group and First Data Resources business units on legal matters prior to his promotion to General Counsel of the Company in July 1992. From January 1988, until joining the Company, Mr. Bailis was a partner at the law firm of Peper, Martin, Jensen, Maichel and Hetlage in St. Louis, Missouri.

          BEN BURDETSKY has been a Director of the Company since April 1992. He is a Professor Emeritus of the School of Business and Public Management of The George Washington University since 1995 and Director of the Burdetsky Labor-Management Institute at the University. Dr. Burdetsky was a member of the full-time faculty from January 1977 to 1994. From June 1988 until 1992, he served as Dean, and from March 1984 to June 1988 he served as an Associate Dean, of the School of Business and Public Management of The George Washington University. Dr. Burdetsky is a director of National Capital Preferred Provider Organization.

          COURTNEY F. JONES has been a Director of the Company since April 1992. He was a Managing Director in Merrill Lynch's Investment Banking Division from July 1989 to December 1990. Prior thereto, Mr. Jones served as Chief Financial Officer, Executive Vice President and a member of the Board of Directors for Merrill Lynch & Co. Inc. from October 1985. From February 1982 to September 1985, Mr. Jones served as Treasurer and Secretary of the Finance Committee of the Board of Directors of General Motors Corporation. He also was formerly a Director of General Motors Acceptance Corporation and General Motors Insurance Company.

          JAMES D. ROBINSON III has been a Director of the Company since April 1992. He is the Chairman and Chief Executive Officer of RRE Investors, LLC, a private venture investment firm, and President of J.D. Robinson Inc., a strategic advisory company. Mr. Robinson also is Chairman of Violy Byorum & Partners and Senior Advisor to Trust Company of the West. He previously served as Chairman and Chief Executive Officer and as a Director of American Express from 1977 until February 1993. Mr. Robinson is a Director of Bristol-Myers Squibb Company, The Coca-Cola Company, Cambridge Technology Partners, and Union Pacific Corporation.

          CHARLES T. RUSSELL has been a Director of the Company since May 1994. He served as President and Chief Executive Officer of Visa International from 1984 to January 1994. Mr. Russell joined Visa in 1971. Mr. Russell serves on the Board of Visitors at the University of Pittsburgh's Joseph M. Katz School of Business. Mr. Russell also is a Director of First USA Corp., E-Funds Corp., a check processing company, the Janol-Hydro Corp., a manufacturer of automobile and truck braking equipment, and Card Issuer Program Management Corporation, which provides management services to credit card issuers.

          BERNARD L. SCHWARTZ has been a Director of the Company since April 1992. He is Chairman of the Board of Directors and Chief Executive Officer of Loral Space & Communications Ltd., a high-technology company concentrating on satellite manufacturing and satellite-based services. He served as Chairman of the Board of Directors and Chief Executive Officer of Loral Corporation, a manufacturer of components for information systems, from 1972 to 1996. Mr. Schwartz is Chairman of the Board of Directors and Chief Executive Officer of both Globalstar Telecommunications Limited, which is developing a world-wide, low-earth-orbit satellite-based digital telecommunications service and K&F Industries Inc., a world-wide supplier of aircraft braking systems. He also is Chairman of Space Systems/Loral, a manufacturer of telecommunications and environmental satellites. In addition, Mr. Schwartz is a Director of Reliance Group Holdings, Inc., Vice Chairman of Lockheed Martin Corp. and a trustee of New York University Medical Center.

          GAREN K. STAGLIN has been a Director of the Company since April 1992. He has served as the Chairman of the Board of Directors and Chief Executive Officer of Safelite Glass Corporation since August 1991. From April 1980 until August 1991 Mr. Staglin served as the Corporate Vice President and General Manager of ADP's Automotive Services Group. He serves as a Director of Quick Response Services, Inc., Cyber Cash, Inc. and Grimes Aerospace Corp. Mr. Staglin is a member of the Advisory Council of the Stanford Graduate School of Business.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

          Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own more than ten percent of the Company's Common Stock ("Section 16 Persons") to file reports of ownership and changes in ownership in the Company's Common Stock with the Securities and Exchange Commission and the New York Stock Exchange. Based on the Company's records and other information, the Company believes that all
Section 16(a) filing requirements for the Section 16 Persons have been complied with during or with respect to the fiscal year ended December 31, 1996 except as described below. In each of 1995 and 1996, each of the Company's Directors Jones, Staglin and Robinson filed a Section 16(a) report reflecting a grant of options on the Company's stock made to them in lieu of cash payment of their Director's fees for those years. Due to an error by the Company, each of these reports understated by ten percent the actual number of shares subject to those option grants.

ITEM 11.  EXECUTIVE COMPENSATION

          See the Proxy Statement for the Company's 1997 Annual Meeting of Stockholders, which information is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          See the Proxy Statement for the Company's 1997 Annual Meeting of Stockholders, which information is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          See the Proxy Statement for the Company's 1997 Annual Meeting of Stockholders, which information is incorporated herein by reference.

                                 PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:


1        Financial Statements
         --------------------

         See Index to Financial Statements on page F-1

2        Financial Statement Schedules
         -----------------------------

         See Index to Financial Statements on page F-1

3 The following exhibits are filed as part of this Annual Report or, where indicated, were heretofore filed and are hereby incorporated by reference:


EXHIBIT NO.  DESCRIPTION
----------   -----------

3(i) Registrant's Restated Certificate of Incorporation, as amended to date (incorporated by reference to Exhibit 3 of the registrant's Quarterly Report on Form 10-Q for the Quarterly period ended September 30, 1995).

3(ii) Registrant's By-Laws, as amended to date (incorporated by reference to Exhibit 3(ii) of the registrant's Annual Report on Form 10-K for the year ended December 31, 1995).

4.1 The instruments defining the rights of holders of long-term debt securities of the registrant and its subsidiaries are omitted pursuant to Item 601(b) (4)(iii)(A) of Regulation S-K. The registrant hereby agrees to furnish copies of these instruments to the SEC upon request.

10.1/(1)/   Form of First Data Corporation 1992 Long-Term Incentive Plan, as
            amended (incorporated by reference to Exhibit 10.2 of the registrant's Annual Report on Form 10-K for the year ended December
            31, 1995).

10.2 /(1)/  1992 Long-Term Incentive Plan Performance Grant Agreement dated
            January 1, 1993 between the Registrant and Henry C. Duques (incorporated by reference to Exhibit 10.16 to the Company's registration statement on Form S-1 (File No. 33-59440)).

10.3 /(1)/  Letter agreement dated March 4, 1993 between the Registrant and
            Edward C. Nafus (incorporated by reference to Exhibit 10.16 to the Registrant's registration statement on Form S-1 (File No. 33-59440)).

10.4/(1)/   Amended form of 1992 Long-Term Incentive Plan Performance Grant
            Agreement dated January 1, 1994 between the Registrant and its executive vice presidents (incorporated by reference to Exhibit 10.5 of the registrant's Annual Report on Form 10-K for the year ended
            December 31, 1995).

EXHIBIT NO.  DESCRIPTION
----------   -----------

10.5/(1)/   Form of 1992 Long-Term Incentive Plan Performance Grant Agreement
            between the Registrant and its executive vice presidents for the performance period beginning January 1, 1995 (incorporated by reference to Exhibit 10.6 of the registrant's Annual Report on Form
            10-K for the year ended Decembr 31, 1995).

10.6/(1)/   Form of 1992 Long-Term Incentive Plan Performance Grant Agreement
            between the Registrant and its executive vice presidents for the performance period beginning January 1, 1996 (incorporated by reference to Exhibit 10.7 of the registrant's Annual Report on Form
            10-K for the year ended Decembr 31, 1995).

10.7/(1)/   Amended form of First Data Corporation 1993 Director's Stock Option
            Plan (incorporated by reference to Exhibit 10.8 of the registrant's
            Annual Report on Form 10-K for the year ended Decembr 31, 1995).

10.8 364 Day Credit Agreement, dated as of October 1, 1995, among the registrant, Chemical Bank, as administrative agent, and the Banks and Other Financial Institutions Parties Thereto (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the Quarterly period ended September 30, 1995).

10.9 5 Year Credit Agreement, dated as of October 1, 1995, among the registrant, Chemical Bank, as administrative agent, and the Banks and Other Financial Institutions Parties Thereto (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the Quarterly period ended September 30, 1995).

12 /(2)/    Computation in Support of Ratio of Earnings to Fixed Charges.

21 /(2)/    Subsidiaries of the registrant.

23.1/(2)/   Consent of Ernst & Young LLP.

23.2/(2)/   Consent of Deloitte & Touche LLP.

(b)  Reports filed on Form 8-K during the fourth quarter of fiscal 1996:

     None.

-----------------

(1) Constitutes a management contract or compensatory plan, contract or arrangement described under Item 601 (b)(10)(iii)(A) of Regulation S-K.

(2) Filed herewith.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                               FIRST DATA CORPORATION
                               (Registrant)

                               By    /s/ HENRY C. DUQUES
                                 ------------------------------
                                 Henry C. Duques
                                 Chairman of the Board
                                 Chief Executive Officer
                                 March 18, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name                                       Title                           Date
-----------------------------  ------------------------------  -----------------------------

  /s/ HENRY C. DUQUES          Chairman of the Board and       March 18, 1997
-----------------------------  Chief Executive Officer
  Henry C. Duques

  /s/ LEE ADREAN               Executive Vice President and    March 18, 1997
-----------------------------  Chief Financial Officer
  Lee Adrean                   (Principal Financial Officer)


  /s/ RICHARD MACCHIA          Senior Vice President-Finance   March 18, 1997
-----------------------------  (Principal Accounting Officer)
  Richard Macchia

  /s/ BEN BURDETSKY            Director                        March 18, 1997
-----------------------------
  Ben Burdetsky

  /s/ COURTNEY F. JONES        Director                        March 18, 1997
-----------------------------
  Courtney F. Jones

  /s/ ROBERT J. LEVENSON       Director                        March 18, 1997
-----------------------------
  Robert J. Levenson

  /s/ JAMES D. ROBINSON III    Director                        March 18, 1997
-----------------------------
  James D. Robinson III

  /s/ CHARLES T. RUSSELL       Director                        March 18, 1997
-----------------------------
  Charles T. Russell

  /s/ BERNARD L. SCHWARTZ      Director                        March 18, 1997
-----------------------------
  Bernard L. Schwartz

  /s/ GAREN K. STAGLIN         Director                        March 18, 1997
-----------------------------
  Garen K. Staglin

                             FIRST DATA CORPORATION
                         INDEX TO FINANCIAL STATEMENTS
                   COVERED BY REPORT OF INDEPENDENT AUDITORS

                                  (Item 14(a))

                                                                         PAGE
                                                                         ----
First Data Corporation and Subsidiaries:

     Consolidated Financial Statements:

        Report of Ernst & Young LLP Independent Auditors................. F-2

        Report of Deloitte & Touche LLP Independent Auditors............. F-3

        Consolidated Statements of Operations for the Years ended
           December 31, 1996, 1995 and 1994.............................. F-4

        Consolidated Balance Sheets at December 31, 1996 and 1995........ F-5

        Consolidated Statements of Cash Flows for the Years ended
           December 31, 1996, 1995 and 1994.............................. F-6

        Consolidated Statements of Stockholders' Equity for the Years
           ended December 31, 1996, 1995 and 1994........................ F-7

        Notes to Consolidated Financial Statements....................... F-8

Schedule:

        Schedule VIII--Valuation and Qualifying Accounts................. F-29

     All other schedules for First Data Corporation and subsidiaries have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the respective financial statements or notes thereto.

               REPORT OF ERNST & YOUNG LLP INDEPENDENT AUDITORS

The Stockholders and Board of Directors of First Data Corporation

We have audited the accompanying consolidated balance sheets of First Data Corporation as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the 1994 financial statements and schedule of First Financial Management Corporation, a company merged with and into the Company in a business combination accounted for as a pooling of interests, as described in Note 2 to the consolidated financial statements, which First Financial Management Corporation financial statements reflect total revenues constituting 44% of consolidated 1994 revenues. Those statements and schedule were audited by other auditors whose report is included herein, and our opinion, insofar as it relates to the 1994 amounts included for First Financial Management Corporation, is based solely upon the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Data Corporation at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                         /s/ Ernst & Young LLP
                                         ---------------------------
                                         Ernst & Young LLP

New York, New York
February 5, 1997

                         INDEPENDENT AUDITORS' REPORT



Board of Directors and Shareholders
First Financial Management Corporation
Atlanta, Georgia

We have audited the consolidated statements of income, shareholders' equity and cash flows of First Financial Management Corporation and subsidiaries for the year ended December 31, 1994 (not presented separately herein). Those financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on those financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of First Financial Management Corporation and subsidiaries for the year ended December 31, 1994 in conformity with generally accepted accounting principles.

Our audit also included the financial statement schedule, "Valuation and Qualifying Accounts" for the year ended December 31, 1994 (not presented separately herein). That financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ Deloitte & Touche LLP
Deloitte & Touche LLP

Atlanta, Georgia
January 27, 1995

                            FIRST DATA CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS



Year Ended December 31,                   1996         1995         1994
--------------------------------------------------------------------------
(In millions, except per share amounts)

REVENUES
Operating revenues                      $4,934.1      $4,081.2    $3,030.3
Other income                                 4.0         105.0        50.2
                                        --------      --------    --------
                                         4,938.1       4,186.2     3,080.5
                                        --------      --------    --------
EXPENSES
Operating                                3,084.8       2,606.2     1,874.3
Selling, general and administrative        724.7         660.3       542.5
Merger, integration and impairment         (13.5)        645.7          --
Interest                                   110.3         106.4        52.4
                                        --------      --------    --------
                                         3,906.3       4,018.6     2,469.2
                                        --------      --------    --------

Income before income taxes               1,031.8         167.6       611.3

Income taxes                               395.3         251.8       251.0
                                        --------      --------    --------

Net income (loss)                       $  636.5      $  (84.2)   $  360.3
                                        ========      ========    ========

Earnings (loss) per share               $   1.37      $  (0.19)   $   0.85
                                        ========      ========    ========


See notes to consolidated financial statements.

                            FIRST DATA CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (In millions)

                                                        December 31,     December 31,
                   ASSETS                                  1996              1995
                                                        ------------     ------------
Cash and cash equivalents                                $   271.7        $   231.0
Settlement assets                                          7,461.5          6,210.6
Accounts receivable, net of allowance for doubtful
  accounts of $25.2 (1996) and $20.9 (1995)                  958.1            835.9
Property and equipment, net                                  757.1            571.4
Goodwill, less accumulated amortization
  of $409.6 (1996) and $298.1 (1995)                       3,490.4          3,246.1
Other intangibles, less accumulated amortization
  of $336.8 (1996) and $237.0 (1995)                       1,003.1            720.0
Other assets                                                 398.2            402.8
                                                         ---------        ---------
                                                         $14,340.1        $12,217.8
                                                         =========        =========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Settlement obligations                              $ 7,389.9        $ 6,119.4
     Accounts payable and other liabilities                1,531.9          1,378.5
     Borrowings                                            1,261.4          1,127.7
     Senior convertible debentures                           447.1            447.1
                                                         ---------        ---------
           Total Liabilities                              10,630.3          9,072.7
                                                         ---------        ---------

Commitments and contingencies
Stockholders' Equity:
     Common Stock, $.01 par value; authorized
       600.0 shares, issued 448.9 shares (1996)
       and 448.0 shares (1995)                                 4.5              4.5
     Additional paid-in capital                            2,101.8          2,021.0
                                                         ---------        ---------
     Paid-in capital                                       2,106.3          2,025.5
     Retained earnings                                     1,610.7          1,146.5
     Other                                                    26.3             18.7
     Less treasury stock at cost, 0.9 shares (1996)
       and 1.4 shares (1995)                                 (33.5)           (45.6)
                                                         ---------        ---------
           Total Stockholders' Equity                      3,709.8          3,145.1
                                                         ---------        ---------
                                                         $14,340.1        $12,217.8
                                                         =========        =========

See notes to consolidated financial statements.

                            FIRST DATA CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Year Ended December 31,
                                 (In millions)

                                                                               1996        1995       1994
                                                                            ---------   ---------   ---------
Cash and cash equivalents at beginning of January 1                         $   231.0   $   350.5   $   476.3
                                                                            ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                            636.5       (84.2)      360.3
   Adjustments to reconcile to net cash provided by
     operating activities:
        Depreciation and amortization                                           423.6       346.8       242.5
        Non-cash portion of merger, integration and
               impairment charge                                                (24.1)      492.3         ---
        Gains on sales of businesses, net of taxes                               (2.4)      (23.3)      (27.6)
        Other non-cash items                                                      4.7        34.0        35.6
        Increase (decrease) in cash, excluding the effects
          of acquisitions and dispositions, resulting
          from changes in:
            Accounts receivable                                                (183.2)     (146.8)     (133.9)
            Other assets                                                        (17.0)      (31.0)      (28.8)
            Accounts payable and other liabilities                                4.9         3.1        74.2
             Income tax accounts                                                210.8       118.2        45.8
                                                                            ---------   ---------   ---------
                Net cash provided by operating activities                     1,053.8       709.1       568.1
                                                                            ---------   ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Current year acquisitions, net of cash acquired                             (495.5)     (422.3)     (698.8)
   Payments related to the Western Union acquisition:
        Payment of deferred cash purchase consideration                           ---      (300.0)        ---
        Funding of assumed pension obligations for a suspended plan               ---      (199.0)        ---
   Payments related to other businesses previously acquired                     (69.7)      (85.3)      (94.9)
   Proceeds from dispositions, net of expenses and taxes paid                   211.9       164.7       120.0
   Additions to property and equipment, net                                    (392.6)     (261.5)     (182.4)
   Payments to secure customer service contracts, including outlays
     for conversion and capitalized systems development costs                  (278.2)     (205.2)     (143.6)
   Other investing activities                                                     ---         ---       (17.4)
                                                                            ---------   ---------   ---------
               Net cash used in investing activities                         (1,024.1)   (1,308.6)   (1,017.1)
                                                                            ---------   ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Short-term borrowings, net                                                  (213.4)      609.2        80.1
   Net proceeds from issuance of long-term debt                                 348.4       198.1         ---
   Principal payments on long-term debt                                         (20.4)     (305.7)      (55.1)
   Net proceeds from issuance of senior convertible debentures                    ---                   441.6
   Proceeds from issuance of common stock                                       177.5        93.5        19.1
   Purchase of treasury shares                                                 (254.9)      (92.7)     (142.5)
   Cash dividends and other distributions                                       (26.2)      (22.4)      (20.0)
                                                                            ---------   ---------   ---------
               Net cash provided by financing activities                         11.0       480.0       323.2
                                                                            ---------   ---------   ---------

Change in cash and cash equivalents                                              40.7      (119.5)     (125.8)
                                                                            ---------   ---------   ---------

Cash and cash equivalents at December 31                                    $   271.7   $   231.0   $   350.5
                                                                            =========   =========   =========

See notes to consolidated financial statements.

                            FIRST DATA CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                           Treasury Stock
                                                   Common    Paid-in    Retained          ----------------
                                                   Shares    Capital    Earnings   Other   Shares    Cost     Total
---------------------------------------------------------------------------------------------------------------------
(in millions)
Balance, January 1, 1994                            414.0    $1,255.0    $940.7   $17.9    (0.2)     ($3.9)  $2,209.7
  Purchase of treasury shares                                                              (6.0)    (142.5)    (142.5)
  Stock issued for:
    Additional acquisition consideration                                                    0.2        1.6        1.6
    Compensation and benefit plans                    1.0       17.5       (6.5)            0.6       14.2       25.2
    FFMC warrant exercises                            1.0        8.1                                              8.1
  Other adjustments                                                               (41.5)                        (41.5)
  Cash dividends declared ($0.06 per share)                               (13.1)                                (13.1)
  Cash dividends and distributions by
    merged entities                                                        (6.9)                                 (6.9)
  Net income                                                              360.3                                 360.3
                                                  -------------------------------------------------------------------

Balance, December 31, 1994                          416.0    1,280.6    1,274.5   (23.6)   (5.4)    (130.6)   2,400.9
  Purchase of treasury shares                                                              (3.2)     (92.7)     (92.7)
  Stock issued for:
    Acquisitions, including additional
      consideration                                  23.6      642.6                        4.2      100.8      743.4
    Compensation and benefit plans                    4.2       67.3      (23.4)            3.0       76.9      120.8
    FFMC warrant exercises                            4.2       35.0                                             35.0
  Other adjustments                                                                42.3                          42.3
  Cash dividends declared ($0.06 per share)                               (17.3)                                (17.3)
  Cash dividends by merged entity                                          (3.1)                                 (3.1)
  Net loss                                                                (84.2)                                (84.2)
                                                  -------------------------------------------------------------------
Balance, December 31, 1995                          448.0    2,025.5    1,146.5    18.7    (1.4)     (45.6)   3,145.1
  Purchase of treasury shares                                                              (6.7)    (254.9)    (254.9)
  Stock issued for:
    Acquisitions, including additional
      consideration                                   0.9                                   0.5       20.1       20.1
    Compensation and benefit plans                              74.6     (139.7)            6.5      238.4      173.3
    Convertible Debentures                                                 (3.5)            0.2       10.2        6.7
  Other transactions and adjustments                             6.2                7.6               (1.7)      12.1
  Cash dividends declared ($0.065 per share)                              (29.1)                                (29.1)
  Net Income                                                              636.5                                 636.5
                                                  -------------------------------------------------------------------
Balance, December 31, 1996                          448.9   $2,106.3   $1,610.7   $26.3    (0.9)    ($33.5)  $3,709.8
                                                  ===================================================================


See notes to consolidated financial statements.

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation and Basis of Preparation

The accompanying consolidated financial statements include the accounts of First Data Corporation and its majority-owned subsidiaries ("FDC" or "the Company"). All material intercompany accounts and transactions have been eliminated. Investments in unconsolidated affiliated companies are accounted for under the equity method, and are included in "other assets" on the accompanying consolidated balance sheets. Such investments are not material to the Company's consolidated financial position or results of operations.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Presentation

FDC's balance sheet presentation is unclassified due to the short-term nature of its settlement obligations, contrasted with the Company's ability to invest cash awaiting settlement in long-term investment securities. Certain prior years' amounts have been reclassified to conform to the current year's presentation.

Business Description

FDC operates in a single business segment, providing a variety of information services primarily to financial institutions and commercial establishments. The largest category of services involves information processing, information management and funds transfer related to payment transactions, including credit and debit cards, checks, and other types of payment instruments (such as money transfers, money orders, and official checks). These services include the authorization, processing and settlement of credit and debit card transactions, verification or guarantee of check transactions, and worldwide nonbank money transfers. Other service areas include information processing for investment companies, health care claims processing, and data imaging and other similar information management services.

The Company derives a substantial portion of its operating revenues from its services, which are based on the number of accounts or transactions processed, a percentage of dollar volume processed, or a combination thereof. The balance of FDC's operating revenues consists of investment earnings (primarily on certain settlement assets) and ancillary product sales (primarily sales and rentals of terminals enabling customers to receive the Company's services). FDC has made numerous acquisitions, primarily to expand its service offerings, to enter new markets, and to supplement internal growth.

FDC's operations in the United States provide the vast majority of the Company's transaction processing services, including the processing for almost all of the money transfers and credit card transactions that are ultimately settled outside of the U.S. Currently, FDC's processing centers in the United Kingdom and Australia are the only foreign operations of any significance. These units, collectively, accounted for 4% of FDC's total operating revenues in 1996 (compared with 5% in 1995 and 6% in 1994) and a comparable portion of FDC's assets and earnings (prior to the merger, integration and impairment charges).

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Cash and Cash Equivalents

Highly liquid investments (other than those included in settlement assets) with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents, and are stated at cost which approximates market value. Cash equivalents at December 31, 1996 and 1995 include $70.0 million of required investments in connection with FDC's merchant card settlement operation.

Investment Securities

FDC categorizes all of its investment securities as available-for-sale which are recorded at fair value. Unrealized gains and losses on available-for-sale securities are reported (net of tax effects) as adjustments to stockholders' equity. Realized gains and losses (and declines in value judged to be other than temporary) are included in FDC's results of operations. The cost of securities sold is based upon the specific identification method.

Off-Balance Sheet Financial Instruments

FDC, through the use of interest rate swap and cap agreements, hedges certain exposures to changes in variable rates that impact specific aspects of its overall business (see Note 7). Interest rate swap agreements involve the receipt of floating rate payments in exchange for fixed rate payments over the life of the agreement. The differential to be paid or received is accrued as rates change and is recognized as an adjustment of agent commission expense. Costs of variable rate cap agreements are amortized as an adjustment to agent commissions over the lives of the agreements, and amounts due FDC under these agreements are recognized as an adjustment of agent commissions as earned.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation or amortization which is computed using the straight-line method over the lesser of the estimated useful life of the related assets (generally three to 10 years for equipment, furniture and leasehold improvements, and 30 years for buildings) or the lease term. Amounts charged to expense for the depreciation and amortization of property and equipment were $185.0 million in 1996, $140.5 million in 1995 and $110.7 million in 1994.

Goodwill and Other Intangibles

Goodwill represents the excess of purchase price over tangible and other intangible assets acquired less liabilities assumed arising from business combinations and is being amortized on a straight-line basis over estimated useful lives ranging from 20 to 40 years. Other intangible assets consist primarily of contract costs (rights to provide processing services to customers, acquired directly or through acquisitions), capitalized conversion costs (systems and programming and other related costs to convert new client accounts to FDC's processing systems), and capitalized systems development costs (costs to create new platforms for certain of the Company's information processing services) of $102.3 million at December 31, 1996 and $48.6 at December 31, 1995. Client contracts for which costs are capitalized generally provide for the payment by the client of minimum annual fees and contract termination penalties. Other intangibles also include, to a lesser extent, databases, copyrights, patents, software and noncompete agreements acquired in business combinations. Other intangibles are amortized on either a straight-line basis or as a

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


percentage of expected revenues over the length of the contract or benefit period, which ranges from three to 20 years.

Goodwill and other intangible assets are reviewed for impairment whenever events indicate that their carrying amount may not be recoverable. In such reviews, estimated undiscounted future cash flows associated with these assets are compared with their carrying value to determine if a write-down to fair value (normally measured by discounting estimated future cash flows) is required.

Revenue Recognition

FDC recognizes revenues from its information processing services as such services are performed, recording revenues net of certain costs not controlled by the Company (primarily interchange fees charged by credit card associations of $2.1 billion in 1996, $1.7 billion in 1995 and $869 million in 1994).

Earnings (Loss) Per Common Share

In September 1996, the Company's Board of Directors declared a two-for-one stock split, effected in the form of a stock dividend distributed on November 15, 1996 to shareholders of record on November 1, 1996. Accordingly, all share and earnings (loss) per common share amounts have been retroactively restated for this 100% stock dividend. Earnings (loss) per common share amounts are computed by dividing income or loss amounts by the weighted average of common and common equivalent shares (when dilutive) outstanding during the period. Amounts utilized in per share computations are as follows:


Year Ended December 31,                  1996    1995    1994
---------------------------------------------------------------
(In millions)

Weighted average shares outstanding:
  Simple weighted average shares         447.7   434.0   415.6
  Common stock equivalents                28.0    27.2     6.8
                                        ------  ------  ------
                                         475.7   461.2   422.4
Earnings add back related to senior
    convertible debentures              $ 14.2  $ 14.2  $  0.7

Earnings per common share computations for 1996 and 1994 were computed based on weighted average shares outstanding including the dilutive impact of common stock equivalents which consist of outstanding stock options, warrants and convertible debt. The after tax interest expense and issue cost amortization on convertible debt is added back to net income when common stock equivalents are included in computing earnings per common share. The loss per common share in 1995 was computed based on FDC's simple weighted average shares outstanding for the year, as the impact of common stock equivalents is anti-dilutive. In computing the per share impact of the 1995 merger, integration and impairment charge, common stock equivalents were included since their impact would be dilutive on operating results before this charge.

Foreign Currency Translation

The U.S. dollar is the functional currency for all FDC businesses except its operations in the United Kingdom and Australia. Foreign currency denominated assets and liabilities for these units are translated into U.S. dollars based on

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


exchange rates prevailing at the end of each year, and revenues and expenses are translated at average exchange rates during the year. The effects of foreign exchange gains and losses arising from these translations of assets and liabilities are included as adjustments to stockholders' equity.

Stock Based Compensation

Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), establishes accounting and reporting standards for stock based employee compensation plans (see Note 13). As permitted by the standard, FDC continues to account for such arrangements under APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. Accordingly, adoption of the standard has not affected the Company's results of operations or financial position.



NOTE 2: FFMC BUSINESS COMBINATION AND MERGER, INTEGRATION AND IMPAIRMENT CHARGE

FFMC Business Combination

In October 1995, FDC merged with First Financial Management Corporation ("FFMC") by converting all of FFMC's outstanding shares into approximately 209.0 million shares of FDC common stock. The merger has been accounted for as a pooling of interests and, accordingly, the Company's financial statements and related notes include FFMC's accounts and operations for all periods presented. Information concerning common stock, stock compensation plans, and per share data has been restated on an equivalent share basis.

Operating results of FFMC included with FDC's consolidated results for the nine months ended September 30, 1995 and the year ended December 31, 1994, adjusted for conformity of accounting policies utilized by FDC and FFMC, are as follows (in millions):

                                          1995         1994
                                       ----------    --------
                                       (Unaudited)
Revenues                                $1,488.9     $1,352.3
Net income                                 127.3        152.2

Merger, Integration and Impairment Charge

Results in 1996 include a $46.0 million gain on the divestiture of MoneyGram (see Note 4) and $22.3 million of integration and $10.2 million of impairment charges, which increased net income by $8.3 million ($0.02 per share). During the fourth quarter of 1995, the Company recorded a merger, integration and impairment charge which reduced net income by $539.9 million ($1.21 per common share). The pretax components of the charge are as follows (in millions):

Transaction costs                      $221.7
Restructuring and integration costs     121.2
Impairment charges                      283.6
Early extinguishment of debt             19.2
                                       ------
                                       $645.7
                                       ======

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Transaction costs related to the merger and consisted primarily of payments pursuant to preexisting change in control agreements with FFMC management totaling $174.7 million, with the remainder comprised of professional fees and other expenses incurred in connection with the transaction. A large portion of these expenditures were not deductible for income tax purposes.

As a result of the FFMC merger, the Company conducted a strategic reevaluation of its businesses, reviewing overall trends and developments in relation to its business investments and industry concentrations. In addition to identifying duplicate and overlapping operations, this process identified certain insignificant business lines for disposition or discontinuance and highlighted other business lines and customer relationships which had diminished future value. As a result, the Company recorded restructuring and integration costs and impairment charges.

Restructuring and integration costs in 1995 and 1996 consist of accruals for personnel severance, lease termination costs for facilities and equipment, contract termination and modification costs for exit activities related to duplicate or overlapping operations and incurred employee relocations. Through December 31, 1996, cash expenditures of $85.2 million were charged against the accruals. Personnel severance in 1995 and 1996 included in the costs aggregated $34.8 million and involved approximately 1900 employees in the card issuing, merchant processing, collections, and corporate groups. In addition, asset write-downs in connection with these activities were recorded as a part of the impairment charges.

The Company measures the need for a reduction in the carrying amount of long-lived assets using Statement of Financial Accounting Standards No. 121 ("SFAS 121"). A discount rate of 15% is utilized for discounting estimated future cash flows for purposes of measuring fair market value. This process resulted in the substantial portion of the $283.6 million charge in 1995 for impairment. The charge included $136.1 million for goodwill, principally related to the ENVOY acquisition (see Note 3); $77.0 million for other long-lived assets, principally systems development and conversion costs and other intangibles; $30.3 million for other assets and $40.2 million for assets which were substantially disposed of during 1996.

On October 12, 1995, the Company exercised its prepayment option with respect to certain notes payable. The prepayment premium plus the write-off of related deferred issue costs resulted in an early extinguishment of debt cost of $19.2 million before income taxes ($12.5 million after tax). This was not reflected as an extraordinary item due to its immaterial effect.

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Note 3: Other Business Combinations and Asset Acquisitions

                                                                 Initial Consideration
                                                        -----------------------------------------
                                                                                 FDC Common Stock
                                                                                 ----------------
                                                                                 Dollar
Businesses and Assets Acquired               Month      Total (a)     Cash       Value   Shares
------------------------------              ---------   ---------   ----------   ------  --------
(In millions)
1996:
Donnelley Marketing, Inc. (Donnelley)       September   $  195.4       $188.9    $   --     --
Elektra (Mexican Joint Venture -
    remaining interest)                     January        162.0        162.0        --     --
Bank alliance programs                                     137.8         73.8        --     --
6 other acquisitions                                       144.7         83.1      36.2    0.9
                                                        --------       ------    ------   ----
                                                        $  639.9       $507.8    $ 36.2    0.9
                                                        ========       ======    ======   ====
1995:
Employee Benefit Plans, Inc. (EBP)          October     $  122.4(d)    $  1.8    $120.6    5.4
Merchant processing and point of
  sale unit of  ENVOY Corporation (ENVOY)   June           175.0          3.9     171.1    6.0
CESI Holdings, Inc. and its subsidiary
  Card Establishment Services Inc. (CES)    March          757.3        309.0(b)  448.3   16.4
Bank alliance programs                                      36.9         23.9
8 other acquisitions                                       124.9        116.7        --     --
                                                        --------       ------    ------   ----
                                                        $1,216.5       $455.3    $740.0   27.8
                                                        ========       ======    ======   ====
1994:
Western Union Financial Services, Inc.
  (Western Union)                           November    $  893.2(c)    $593.2    $   --     --
GENEX Services, Inc. (GENEX)                July            60.2(d)        --      60.2    3.4
13 other acquisitions                                      169.1        161.8        --     --
                                                        --------       ------    ------   ----
                                                        $1,122.5       $755.0    $ 60.2    3.4
                                                        ========       ======    ======   ====

(a) Other consideration, not separately listed in the table or described above, consists of promissory notes and other amounts payable of $95.9 million in 1996, $21.2 million in 1995 and $7.3 million in 1994.

(b)  Includes amounts infused to prepay CES debt obligations of $215.0 million.

(c) Deferred cash consideration of $300 million was paid in January 1995. FDC also assumed pension obligations of $304 million as part of the Western Union acquisition (see Note 14).

(d)  Does not include the assumption of stock options.


Donnelley provides marketing database and information based services and Elektra represents the balance of Western Union-Mexico money transfer services not owned by FDC. The Company continues to develop bank alliance programs (joint ventures) in the domestic merchant credit card processing area. EBP is a health care claims processor and plan administrator (with a life insurance subsidiary selling insurance products ancillary to its processing area), and ENVOY and CES are merchant payment transaction processors.  Western

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Union is a provider of nonbank money transfer and bill payment services in over 130 countries. GENEX provides workers' compensation cost containment and management services (see Note 4). Other acquisitions expanded the Company's markets and service offerings in various business categories.

The merger with GENEX was accounted for as a pooling of interests. Substantially all other business combinations and asset acquisitions have been accounted for as purchases, and their results have been included in the results of the Company's operations from the effective dates of acquisition. The following table outlines the assets acquired and liabilities assumed (at the date of acquisition) for FDC business combinations and asset acquisitions accounted for as purchases.

Year Ended December 31,                         1996      1995       1994
-----------------------------------------------------------------------------
(In millions)
Fair value of net assets acquired              $603.7   $1,216.5   $1,062.3
Less acquisition notes and accounts payable     (95.9)     (21.2)    (307.3)
Less value of common stock issued                 ---     (740.0)       ---
Less cash acquired                              (12.3)     (33.0)     (56.2)
                                               ------   --------   --------
Net cash paid for acquisitions                 $495.5   $  422.3   $  698.8
                                               ======   ========   ========

The fair value of net assets acquired includes initial goodwill and other intangible amounts aggregating $560 million in 1996, $1.1 billion in 1995 and $1.3 billion in 1994.

The terms of certain of the Company's acquisition agreements provide for additional consideration to be paid if the acquired entity's results of operations exceed certain targeted levels. Targeted levels are generally set substantially above the historical experience of the acquired entity at the time of acquisition. Such additional consideration is paid in cash and with shares of the Company's common stock, and is recorded when earned as additional purchase price. Additional consideration was paid totaling $26.6 million in 1996 (including 0.5 million shares of common stock valued at $21.0 million), $10.0 million in 1995 and $9.3 million in 1994. The maximum amount of other remaining contingent consideration is $13 million (payable through 2008).

The agreement to acquire ENVOY in August 1994 (almost one year prior to completion of the transaction in June 1995) was viewed at such time as a strategic expansion of FDC's merchant card processing area. The subsequent additions of CES and FFMC's merchant card processing operations, combined with industry trends toward consolidation, caused the Company not to pursue the ENVOY business plan. Accordingly, the Company recorded a $114.7 million impairment charge in the fourth quarter of 1995 to reduce the carrying amount of goodwill to its current estimated fair value under SFAS 121.

Note 4: Dispositions


                                                                  Pretax Gain on Sale
                                                   Cash      -----------------------------
Business Sold               Period               Proceeds     1996       1995       1994
------------------------------------------------------------------------------------------
(In millions)

MoneyGram                   December 1996         $199.5      $ 46.0     $ ---     $ ---
Health systems              June 1995              231.1         ---      93.0       ---
Cable services and hotel
   reservations             November 1994          143.4         ---      12.0      40.2

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Operating revenues from these businesses were approximately 3% of the Company's consolidated operating revenues in 1996, compared with 5% in 1995 and 10% in 1994, and a comparable percentage of FDC's earnings in each of the years (measured prior to the impact of the merger, integration and impairment charge in the case of 1995).

In December 1996, the Company divested its MoneyGram operation through an initial public offering of 100% of its common stock. Since the merger with FFMC required the divestiture of MoneyGram pursuant to an order by the Federal Trade Commission, the gain on the divestiture has been reflected as a component of the 1996 merger, integration and impairment amount.

The pretax gains on the 1995 and 1994 dispositions have been included in "other income" in the Company's consolidated statements of operations. The aggregate pretax gain in 1995 on the sale of the health systems business (which included a $24.0 million pretax gain on the September 1995 sale of the buyer's stock received as consideration in the sale) was substantially offset by income taxes related to the sale totaling $76.9 million. The Company also recorded pretax gains in 1995 resulting from the favorable resolution of certain indemnification issues related to the 1994 sale of the cable services business. In 1994, FDC also received $10.0 million in contingent proceeds from a business sold in 1993.

In February 1997, FDC completed the sale of its GENEX subsidiary (see Note 3). The transaction will produce a gain to the Company.


Note 5: Settlement Assets and Obligations

Settlement assets and obligations result from FDC's information processing services and associated settlement activities related to payment transactions. Settlement assets are generated principally from payment instrument sales (primarily official checks and money orders) and card transactions. FDC records corresponding settlement obligations for amounts payable to merchants and for payment instruments not yet presented for settlement. The difference in the aggregate amount of such assets and liabilities is due to unrealized net investment gains and losses, which are reported as adjustments to stockholders' equity. The principal components of FDC's settlement assets and obligations are as follows:

December 31,                           1996      1995
---------------------------------------------------------
(In millions)
Settlement assets:
Cash and cash equivalents            $2,115.8  $1,739.7
Investment securities                 4,291.0   3,235.6
Due from card associations              818.4     915.2
Due from selling agents                 236.3     320.1
                                     --------  --------
                                     $7,461.5  $6,210.6
                                     ========  ========

Settlement obligations:
Payment instruments outstanding      $5,361.0  $4,572.0
Card settlements due to merchants     1,263.5   1,092.5
Due to selling agents                   671.3     366.9
Other                                    94.1      88.0
                                     --------  --------
                                     $7,389.9  $6,119.4
                                     ========  ========

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Cash equivalents consist of short-term time deposits, reverse repurchase agreements, commercial paper and other highly liquid investments. See Note 6 for information concerning the Company's investment securities.

FDC generates operating revenues from its investment of certain settlement assets, a substantial majority of which are cash equivalents and investment securities within the Company's payment instruments business. Payment instrument investment portfolio balances averaged $4.5 billion in 1996, $3.3 billion in 1995 and $1.9 billion in 1994. Investment revenues (before commissions to certain selling agents) from payment instrument portfolios totaled $285.9 million in 1996, $244.0 million in 1995 and $192.6 million in 1994.

A significant but declining percentage of FDC's payment instruments services is generated from official checks, money orders and money transfers issued under an agreement with an entity affiliated with American Express Company ("American Express"), the state-licensed issuer of the instruments. Settlement assets (primarily cash equivalents, investment securities and amounts due from selling agents) resulting from payment instruments issued under the agreement with American Express represented approximately 24% of FDC's total settlement assets at December 31, 1996 compared with 38% at December 31, 1995. FDC began issuing payment instruments under its own name in 1994, and plans to phase out those issued under the American Express name prior to the end of the current agreement in April 1997.

FDC manages this business and indemnifies American Express against any losses in connection with this business, thus assuming the risks and rewards of ownership. Accordingly, the assets and liabilities related to these transactions are included with settlement assets and obligations on the Company's consolidated balance sheets. Under the agreement, the Company earns transaction fees paid by selling agents and net earnings on the investment securities, with such amounts totaling approximately 5% of FDC's operating revenues in 1996, 6% in 1995 and 7% in 1994.


Note 6: Investment Securities

Investment securities are a principal component of the Company's settlement assets, and represent the investment of funds received by FDC from the sale of payment instruments (principally official checks and money orders) by authorized agents. In addition, the Company has a separate portfolio of investment securities arising from the sale of insurance products ancillary to its health care claims processing services. These investment securities (totaling $93.2 million and $104.7 million at December 31, 1996 and 1995, respectively) are classified as available-for-sale, and are recorded at fair value in other assets in FDC's consolidated balance sheets.

Virtually all of FDC's investment securities are debt securities, all of which have maturities greater than one year. At December 31, 1996, 65% of these debt securities mature within five years and 90% within 10 years. Realized gains and losses from the sale of investment securities were not material.

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



The principal components of investment securities, which are carried at fair value, are as follows:

                                                                        Gross Unrealized
                                          Fair Value   Amortized Cost   Gains     Losses
-----------------------------------------------------------------------------------------
(In millions)
December 31, 1996:
  State and municipal obligations          $3,945.1       $3,876.7      $68.4
  Adjustable rate mortgage-backed
     securities                               313.6          311.0        2.6
  Other                                       125.5          125.2        0.3
                                           --------       --------      -----
      Totals                               $4,384.2       $4,312.9      $71.3
                                           ========       ========      =====

December 31, 1995:
  State and municipal obligations          $2,914.7       $2,824.2      $90.5
  Adjustable rate mortgage-backed
     securities                               261.9          261.2        0.7
  Other                                       163.7          162.5        1.2
                                           --------       --------      -----
      Totals                               $3,340.3       $3,247.9      $92.4
                                           ========       ========      =====

Note 7: Financial Instruments

Concentration of credit risk

FDC maintains cash and cash equivalents, investment securities and certain off-balance sheet hedging arrangements (for specified purposes) with various financial institutions. The Company limits its concentration of these financial instruments with any one institution, and periodically reviews the credit standings of these institutions. FDC has a large and diverse customer base across various industries, thereby minimizing the credit risk of any one customer to FDC's accounts receivable amounts. In addition, each of the Company's business units perform ongoing credit evaluations of their customers' financial condition.

Management of investment risks

FDC does not hold or issue financial instruments for trading purposes. FDC encounters credit and market risks related to the Company's financial instruments, principally its investment securities. The Company attempts to mitigate credit risk by making high quality investments. Substantially all of its long-term investment securities have credit ratings of "A" or better from a major rating agency. FDC maintains a significant portion of its settlement assets in cash and cash equivalents, thereby mitigating market risks (such as a reduction in the fair value of long-term investment securities due to rising interest rates) that could impact the Company's funding of its settlement obligations. Accordingly, FDC does not enter into hedging arrangements in connection with its investment securities. However, a reduction in the fair value of the Company's investment securities resulting from rising interest rates would be somewhat mitigated by increases in the fair value of the interest rate swap and cap agreements described below.

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



Off-balance sheet financial instruments

A portion of the Company's payment instruments business involves the payment of commissions to selling agents that are computed based on short-term variable rates. The Company has purchased variable rate caps (under agreements expiring at various dates through 1999) to partially insulate its sales commission amounts from increases in these rates. These agreements have effective notional amounts totaling $950 million at December 31, 1996 compared with $1.1 billion at December 31, 1995. The current impact of these agreements limits rates between 5-1/4% and 5-1/2%, and in certain instances provides for a minimum rate of 5-1/2%. In addition the Company has interest rate swap agreements which serve to effectively convert the variable rate commissions to agents to fixed rate amounts. These agreements have an aggregate notional amount of $772 million at December 31, 1996, expire between 1997 and 2006 and require the Company to pay based upon fixed rates of between 5.38% and 6.89% while the Company receives payments principally based on 3-month variable rates. The counterparties to these agreements are financial institutions with a major rating agency credit rating of "A" or better. The credit risk inherent in these cap and swap agreements represents the possibility that a loss may occur from the nonperformance of a counterparty to the agreements. The Company monitors the credit risk of these counterparties and the concentration of its contracts with any individual counterparty. FDC anticipates that the counterparties will be able to fully satisfy their obligations under the agreements.

Fair value of financial instruments

Carrying amounts for certain of FDC's financial instruments (cash and cash equivalents and short-term borrowings) approximate fair value due to their short maturities. These instruments are not in the following table, which provides the estimated fair values of other financial instruments.

December 31,                                       1996               1995
----------------------------------------------------------------------------------
(In millions)
                                            Carrying     Fair   Carrying    Fair
                                             Value      Value     Value    Value
                                            --------  --------  --------  --------
Balance sheet financial instruments:
Long-term investment securities             $4,384.2  $4,384.2  $3,340.3  $3,340.3
Long-term debt                                 785.5     782.4     438.4     457.5
Senior convertible debentures                  447.1     770.7     447.1     692.5

Off-balance sheet financial instruments:
Variable rate hedging arrangements,
principally rate swap and cap agreements    $   13.5  $    2.4  $   25.0  $    9.3
Foreign currency hedging arrangements,
principally currency swap agreements             ---       ---       7.6       6.9

The estimated fair values of balance sheet financial instruments are based primarily on market quotations, whereas the estimated fair values of off-balance sheet arrangements are based on dealer quotations. These estimated values may not be representative of actual values that could have been realized as of the year-end dates or that will be realized in the future.

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Note 8: Income Taxes



Year Ended December 31,           1996    1995    1994
-------------------------------------------------------
(In millions)
Components of pretax income:
  Domestic                        $999.0  $150.2  $601.2
  Foreign                           32.8    17.4    10.1
                                --------  ------  ------
                                $1,031.8  $167.6  $611.3
                                ========  ======  ======
Provision for income taxes:
  Federal                         $325.5  $203.0  $217.9
  State and local                   61.4    38.6    24.7
  Foreign                            8.4    10.2     8.4
                                  ------  ------  ------
                                  $395.3  $251.8  $251.0
                                  ======  ======  ======

The Company's effective tax rates differ from statutory rates as follows (1995 differences are calculated by excluding the impact of merger, integration and impairment charges, the impact of which is separately disclosed):


Year Ended December 31,                                               1996     1995     1994
---------------------------------------------------------------------------------------------
Federal statutory rate                                                35.0%    35.0%    35.0%
State income taxes, net of federal income tax benefit                  3.9      3.2      3.3
Nondeductible amortization of intangible assets                        2.6      2.8      2.5
Interest earned on municipal investments                              (3.0)    (2.0)    (0.1)
Book/tax basis differences related to businesses sold                  ---      5.4      0.8
Other                                                                 (0.2)    (0.4)    (0.4)
Nondeductible portion of merger, integration and
    impairment charge                                                  ---    106.2      ---
                                                                      ----    -----     ----
Effective tax rate                                                    38.3%   150.2%    41.1%
                                                                      ====    =====     ====

FDC's income tax provisions consist of the following components:


Year Ended December 31,                                               1996     1995     1994
----------------------------------------------------------------------------------------------
(In millions)
Current                                                             $259.5   $276.7   $236.4
Deferred                                                             135.8    (24.9)    14.6
                                                                    ------   ------   ------
                                                                    $395.3   $251.8   $251.0
                                                                    ======   ======   ======

Income tax payments of $77.6 million in 1996, $144.6 million in 1995 and $205.6 million in 1994 are less than current expense due primarily to tax benefits recorded directly to equity and reductions of goodwill. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the book and tax bases of the Company's assets and liabilities. There was no valuation allowance in 1996 or 1995. Net deferred tax assets are included in other assets and net deferred tax liabilities are included in accounts payable and other liabilities in FDC's consolidated balance sheets. The following table outlines the principal components of deferred tax items.

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



December 31,                                 1996       1995
------------------------------------------------------------
(In millions)
Deferred tax assets related to:
  Accrued expenses                         $  159.3   $ 211.3
  Pension obligations                          41.7      44.9
  Employee related liabilities                 48.8      35.6
  Deferred revenue                             (1.0)      4.3
                                           --------   -------
                                              248.8     296.1
                                           ========   =======
Deferred tax liabilities related to:
  Property, equipment and intangibles        (245.7)   (172.9)
  Unrealized securities gain                  (25.1)    (32.3)
  Foreign currency translation gains            ---      (3.5)
  Other                                       (31.9)    (11.4)
                                           --------   -------
                                             (302.7)   (220.1)
                                           --------   -------
  Net deferred tax assets (liabilities)    $  (53.9)  $  76.0
                                           ========   =======

Note 9: Borrowings


December 31,                                 1996      1995
-------------------------------------------------------------
(In millions)
Short-Term Borrowings:
  Commercial paper                         $  441.1   $ 689.3
  Uncommitted lines of credit                  34.8      ----

Long-Term Debt:
  Medium-Term Notes                           349.1      ----
  6-3/4% Notes due 2005                       198.8     198.6
  6-5/8% Notes due 2003                       199.4     199.2
  Term loan, 7.19% due 1997                     8.8      13.3
  Other                                        29.4      27.3
                                           --------  --------
                                           $1,261.4  $1,127.7
                                           ========  ========

The Company's commercial paper borrowings at December 31, 1996 and 1995 had weighted average interest rates of 5.6% and 5.9%, respectively.

In October 1995, FDC revised its short-term borrowing arrangement by establishing two revolving credit facilities ("the Facilities") to support a newly instituted commercial paper program with maximum borrowings of $1 billion. The maximum amount of borrowings possible under the Facilities, which consist of a $500 million 364 day facility and a $500 million five year facility at December 31, 1996, is reduced by outstanding commercial paper amounts. Interest rates for borrowings under the Facilities are based on market rates. FDC plans to increase the maximum borrowings under its existing commercial paper program and its Facilities to $1.5 billion. The Facilities contain customary covenants, none of which are expected to significantly affect FDC's operations. At December 31, 1996, the Company was in compliance with all of these covenants. Also, the Company obtained new uncommitted credit lines of $250 million from

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


several financial institutions during 1996. The interest rates for borrowings under the credit lines are based on market rates.

In 1996, FDC issued $350 million in Medium-Term Notes with maturities ranging from two to five years. The interest rates on the Medium-Term Notes are between 6.19% and 6.82%. Interest on the 6-3/4% and 6-5/8% term notes, which are public debt offerings, is payable semi-annually in arrears. These notes do not have sinking fund obligations, and they are not redeemable prior to maturity. Aggregate annual maturities of long-term debt are $33.9 million in 1997, $151.5 million in 1998, $151.6 million in 1999, $0.3 million in 2000, $49.9 in 2001 and
$398.3 million in all periods thereafter. The Company paid interest amounts totaling $95.6 million in 1996, $92.7 million in 1995 and $45.1 million in 1994.


Note 10: Supplemental Balance Sheet Information


December 31,                                     1996       1995
------------------------------------------------------------------
(In millions)
Property and equipment:
  Land                                         $   15.2  $   11.6
  Buildings                                       140.6     112.0
  Leasehold improvements                          130.7      81.9
  Equipment and furniture                       1,133.8     853.7
                                               --------  --------
                                                1,420.3   1,059.2
Less accumulated depreciation
 and amortization                                (663.2)   (487.8)
                                               --------  --------
                                               $  757.1  $  571.4
                                               ========  ========
Accounts payable and other liabilities:
  Accounts payable and accrued expenses        $  557.4  $  450.3
  Accrued merger and integration costs             74.0     144.2
  Compensation and benefit liabilities            175.2     137.6
  Assumed Western Union pension obligations       121.4     126.8
  Accrued costs of businesses acquired            147.7     159.1
  Income taxes payable                            190.1      83.8
  Other liabilities                               266.1     276.7
                                               --------  --------
                                               $1,531.9  $1,378.5
                                               ========  ========


Note 11: Commitments and Contingencies

The Company leases certain of its facilities and equipment under operating lease agreements, substantially all of which contain renewal options. Total rent expense for operating leases was $169.2 million in 1996, $166.6 million in 1995 and $141.1 million in 1994. Minimum aggregate rental commitments at December 31, 1996 under all noncancelable leases were $118.9 million in 1997, $93.8 million in 1998, $70.2 million in 1999, $53.4 million in 2000, $41.3 million in 2001, and $137.0 million for all periods thereafter. Additionally, one of the Company's businesses leases space which it concurrently leases to its customers with mirrored terms. Future lease rental income exceeds lease payments, with obligations at December 31, 1995 for remaining lease terms totaling $41.0 million.

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


In the normal course of business, the Company is subject to claims and litigation, including indemnification obligations to purchasers of former subsidiaries. Management of the Company believes that such matters involving a reasonably possible chance of loss would not, individually or in the aggregate, result in a materially adverse effect on the Company's results of operations, liquidity or financial condition.

Note 12: Stockholders' Equity and Senior Convertible Debentures

FDC has paid cash dividends of $0.015 per share on a quarterly basis to stockholders through the 1996 third quarter which was increased to $0.02 per share in the fourth quarter. The dividend payout rate is significantly below maximum levels permissible under FDC's revolving credit facilities. The Company's Articles of Incorporation authorizes 10.0 million shares of preferred stock, none of which are issued.

Other adjustments, net of income taxes, that increase (decrease) stockholders' equity are as follows (in millions):

                                                  Foreign      Net Unrealized     Minimum
                                                 Currency        Securities       Pension
                                                Translation    Gains (Losses)    Liability    Total
                                                -----------    --------------    ---------    ------
Cumulative balances, January 1, 1994              $(20.0)          $ 37.9          $   --     $ 17.9
   1994 adjustment                                   3.0            (44.5)             --      (41.5)
                                                  ------           ------          ------     ------
Cumulative balances, December 31, 1994             (17.0)            (6.6)             --      (23.6)
   1995 adjustment                                  (4.0)            66.7           (20.4)      42.3
                                                  ------           ------          ------     ------
Cumulative balances, December 31, 1995             (21.0)            60.1           (20.4)      18.7
    1996 adjustment                                 16.6            (13.7)            4.7        7.6
                                                  ------           ------          ------     ------
Cumulative balances, December 31, 1996            $ (4.4)          $ 46.4          $(15.7)    $ 26.3
                                                  ======           ======          ======     ======

FDC has guaranteed the $447.1 million of 5% senior convertible debentures issued by FFMC in December 1994. The debentures are convertible into 20.6 million shares of FDC common stock on or before December 15, 1999 based upon a conversion rate of $21.755 per share (subject to adjustment in certain events). The debentures are redeemable on at least 30 days' notice at the option of the Company (in whole or in part) at 102% during the 12-month period beginning December 15, 1997, at 101% during the 12-month period beginning December 15, 1998 and at 100% if redeemed at maturity.

FFMC is not required to file periodic reports with the Securities and Exchange Commission with respect to the outstanding senior convertible debentures so long as such reports for the Company contain summarized financial information concerning FFMC. Subsequent to the merger, certain FDC businesses were merged into certain FFMC subsidiaries; therefore, the current year results are not comparable with the prior years. The summarized financial information for FFMC and its consolidated subsidiaries is as follows:

Year Ended December 31,                 1996      1995       1994
--------------------------------------------------------------------
(In millions)
Revenues                              $2,860.8  $2,066.5   $1,352.3
Merger, integration and impairment        17.2     320.1        ---
Income before income taxes               690.3       2.5      255.2
Net income (loss)                        425.9     (89.2)     152.2

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



December 31,                              1996      1995
------------------------------------------------------------
(In millions)
Goodwill                              $2,650.8  $1,794.8
Total assets                           5,741.7   3,330.2
Borrowings                                 0.8      24.0
Senior convertible debentures            447.1     447.1
Total liabilities                      3,478.5   1,816.6

Other Stockholders' Equity Transactions

In June 1996, FDC converted EBP debentures (which were assumed through the October 1995 acquisition) by issuing 0.2 million shares of common stock. In November 1996, 0.9 million shares of the Company's common stock were issued to the shareholders of Southern TeleCheck, Inc. ("STI") in a merger transaction pursuant to which FDC acquired 100% of the stock of STI. In 1996, the Company also issued warrants to purchase up to two million shares of FDC common stock at a price of $70 per share. The warrants, which are generally exercisable from October 2001 through 2003, were issued as part of contractual agreements with a customer and their calculated fair value was recorded as paid-in-capital and is being expensed over the contract period.


Note 13: Stock Compensation Plans

FDC has a plan that provides for the granting of stock options to key employees and other key individuals who perform services for the Company. A total of 53.6 million shares of common stock have been reserved for issuance under the plan, of which 14.8 million shares remain available for future grant. The options have been issued at a price equivalent to the common stock's fair market value at the date of grant, and generally have ten year terms and are exercisable in four equal annual increments beginning 12 months after the date of grant.

In October 1996, the Company instituted an employee stock purchase plan for which a total of six million shares have been reserved for issuance. Monies accumulated through payroll deductions elected by eligible employees are used to effect quarterly purchases of FDC common stock at a 15% discount from the lower of the market price at the beginning or end of the quarter.

In addition, the Company maintains other stock option plans which were assumed in connection with the Company's business combinations. These options were converted to options to purchase shares of FDC common stock (at prices ranging from $0.005 to amounts substantially above current market prices for the Company's common stock) and are exercisable on specified conditions and at specified times not later than ten years from the date of grant.

The Company has elected to follow APB 25 for its employee stock options because, as discussed below, the alternative fair value accounting under SFAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by SFAS 123, assuming the Company has accounted for its employee stock options

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


granted subsequent to December 31, 1994 under the fair value method of SFAS 123. The fair value for options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995 and 1996, respectively: risk-free interest rate of 5.29% and 6.28%; a dividend yield of 0.22%; volatility factor of the expected market price of the Company's common stock of 17.6% and 16.9%; and an expected option life of 5 years. The weighted average fair value of these options granted are approximately $11 and $8 for the period ending December 31, 1996 and 1995, respectively. Assumptions for the stock purchase plan rights are as follows: dividend yield of 0.22 percent; an expected life of 0.25 years; expected volatility of 16.9%; and risk-free interest rate of 5.04%. The weighted-average fair value of those purchase rights granted during the fourth quarter of 1996 is approximately $7. The Company's pro forma information, amortizing the fair value of the options over their vesting period and the stock purchase rights, is as follows (because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1998):

                                         1996    1995
                                        ------  ------
Proforma net income (loss)(millions)    $618.2  $(89.0)
Proforma earnings (loss) per share        1.35   (0.21)

Because the Company's employee stock options have characteristics significantly different from those of traded options for which the Black-Scholes model was developed, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models, in management's opinion, do not necessarily provide a reliable single measure of the fair value of its employee stock options.

A summary of stock option activity is as follows (options in millions):

                                           1996                      1995                     1994
                                  -----------------------   -----------------------   -----------------------
                                             Weighted                  Weighted-                 Weighted-
                                             Average                   Average                   Average
                                  Options  Exercise Price   Options  Exercise Price   Options  Exercise Price
-------------------------------------------------------------------------------------------------------------
Outstanding at January 1            29.4       $  20          25.4         $16          21.0         $14
Granted                              6.7          37           9.8          29           6.6          22
Exercised                           (6.5)         15          (6.4)         12          (1.2)          8
Canceled                            (1.6)         26          (0.6)         22          (1.0)         18
Assumed                              ---         ---           1.2           3           ---         ---
                                    ----       -----          ----         ---          ----         ---
Outstanding at December 31          28.0       $  25          29.4         $20          25.4         $16
                                    ====       =====          ====         ===          ====         ===
Options exercisable at
      year-end                      13.5       $  18           8.6         $15           7.8         $12

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following summarizes information about stock options outstanding (options in millions):

                                   Options Outstanding                        Options Exercisable
                    -------------------------------------------------    -----------------------------
                                   Weighted-
Range of            Number         Average             Weighted-         Number         Weighted-
Exercise            Outstanding    Remaining           Average           Exercisable    Average
Prices              at 12/31/96    Contractual Life    Exercise Price    at 12/31/96    Exercise Price
------------------------------------------------------------------------------------------------------
$0.005 to 10.99         0.9           6 Years              $ 3                 0.8             $ 3
 11.00 to 35.00        20.7           8 Years               22                12.7              19
 35.01 to 69.84         6.4          10 Years               37                 ---             ---
                       ----          --------              ---                ----             ---
                       28.0           8 Years              $25                13.5             $18
                       ====          ========              ===                ====             ===

FFMC had plans that provided for the granting of restricted stock awards to certain officers, employees and non-employee members of its board of directors. The value of these awards was determined using closing prices of FFMC common stock on the grant dates, and was amortized to expense on a straight-line basis over the restriction periods of two to five years (with the unamortized portion of such awards reported as a reduction in paid-in capital). All remaining restrictions on these stock awards expired effective with the merger, and the unamortized value of the awards at the merger date ($62.4 million) was included in the 1995 merger, integration and impairment charge.


Note 14: Employee Benefit Plans

Defined Contribution Plans

FDC and certain of its subsidiaries maintain defined contribution savings plans covering virtually all of the Company's full-time employees. The plans provide tax deferred amounts for each participant, consisting of employee elective contributions and additional matching and discretionary Company contributions. The aggregate amounts charged to expense in connection with these plans were $29.1 million in 1996, $26.6 million in 1995 and $25.5 million in 1994.

Defined Benefit Plans

The acquisition of Western Union in 1994 included the assumption of $304 million of underfunded obligations related to a suspended defined benefit pension plan ("Western Union Plan"). Benefit accruals under this plan were suspended in 1988. The Company reduced these underfunded obligations by contributing $199.0 million in cash to the Western Union Plan during 1995.


The Company has two defined benefit pension plans covering certain full-time employees in the U.S. ("Other U.S. Plans") and a separate plan covering certain employees located in the United Kingdom ("U.K. Plan"). New employees do not participate in the Other U.S. Plans due to a past restructuring of benefit plans which allowed only existing participants to accrue benefits. The cost of retirement benefits for eligible employees, measured by length of service, compensation and other factors, is being funded through trusts established under the plans in accordance with laws and regulations of the respective countries. Plan assets consist of cash and a variety of investments in equity (U.S. and foreign) and fixed income securities.

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



A summary of the Company's defined benefit plans is as follows:

                                                   Western     Other
                                                    Union       U.S.     U.K.     Total
                                                    Plan       Plans     Plan   All Plans
------------------------------------------------------------------------------------------
(In millions)
December 31, 1996:
  Projected benefit obligation                       $(574.9)  $(77.1)  $(148.3)  $(800.3)
  Plan assets at fair value                            453.5     80.0     156.6     690.1
                                                     -------   ------   -------   -------
  Projected benefit obligation less than
   (in excess) of plan assets                         (121.4)     2.9       8.3    (110.2)
  Unrecognized amounts, primarily net (gain) loss       14.6      1.6      (8.8)      7.4
  Minimum pension liability adjustment                 (14.6)    (1.1)      ---     (15.7)
                                                     -------   ------   -------   -------
       Net prepaid (accrued) pension cost            $(121.4)  $  3.4   $  (0.5)  $(118.5)
                                                     =======   ======   =======   =======
December 31, 1995:
  Projected benefit obligation                       $(583.7)  $(76.6)  $(120.7)  $(781.0)
  Plan assets at fair value                            456.9     73.6     124.5     655.0
                                                     -------   ------   -------   -------
  Projected benefit obligation less than
    (in excess) of plan assets                        (126.8)    (3.0)      3.8    (126.0)
  Unrecognized amounts, primarily net (gain) loss       19.5     10.1      (5.4)     24.2
  Minimum pension liability adjustment                 (19.5)    (0.9)      ---     (20.4)
                                                     -------   ------   -------   -------
       Net prepaid (accrued) pension cost            $(126.8)  $  6.2   $  (1.6)  $(122.2)
                                                     =======   ======   =======   =======
Net periodic pension cost:
  1996                                               $  (0.4)  $  4.6   $   5.3   $   9.5
  1995                                                  11.3      4.6       4.7      20.6
  1994                                                   2.3      4.9       4.2      11.4

Net periodic pension costs consisted of the following components:


Year Ended December 31,                                 1996     1995      1994
---------------------------------------------------------------------------------
(In millions)
Service cost-benefit earned during period             $ 10.3   $ 10.0   $ 10.8
Interest cost on projected benefit obligations          56.9     58.3     17.6
Actual return on plan assets                           (82.0)   (82.1)    (6.7)
Net amortization and deferral                           24.3     34.4    (10.3)
                                                      ------   ------   ------
                                                        $9.5   $ 20.6   $ 11.4
                                                      ======   ======   ======

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Reconciliations of the funded status of FDC's defined benefit plans to obligations recognized in the Company's consolidated balance sheets are as follows:


December 31,                                         1996      1995
-----------------------------------------------------------------------
(In millions)
Actuarial present value of benefit obligations:
     Vested benefit obligation                     $(763.2)  $(746.6)
     Accumulated benefit obligation                 (770.5)   (753.2)
     Projected benefit obligation                   (800.3)   (781.0)
     Plan assets at fair value                       690.1     655.0
                                                    ------   -------
     Projected benefit obligation in excess
 of plan assets                                     (110.2)   (126.0)
Unrecognized net loss                                  6.1      23.5
Unrecognized net asset at transition                  (0.2)     (0.7)
Unrecognized prior service cost                        1.5       1.4
Minimum pension liability adjustment                 (15.7)    (20.4)
                                                   -------   -------
                                                   $(118.5)  $(122.2)
                                                   =======   =======

The primary assumptions used in computing amounts for FDC's defined benefit plans follow. Changes in interest rates are the primary factor behind year-to-year fluctuations in discount rates.

December 31,                                             1996                1995                1994
-------------------------------------------------------------------------------------------------------------
Discount rates                                     7.50%  to  8.00%     7.25%  to  8.50%    8.25%  to   9.00%
Rates of increase in compensation levels           5.50%  to  6.00%     5.50%  to  6.00%    5.50%  to   6.50%
Expected long-term rate of return on assets        9.00%  to  9.50%     9.00%  to  9.50%    9.00%  to  10.00%

The Company does not offer post-retirement health care or other insurance benefits for retired employees; however, the Company is required to continue such plans that were in effect when FFMC acquired Western Union. Generally, retiring Western Union employees bear the entire cost of the premiums and Western Union's former owner is obligated by agreement through 1997 to pay FDC for its administrative services in continuing these coverages.

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Note 15: Quarterly Financial Results (Unaudited)

Summarized quarterly results for the two years ended December 31, 1996 are as follows (in millions, except per share amounts):


1996 By Quarter:                         First    Second (a)   Third     Fourth
                                        --------  ---------   --------  --------
Revenues                                $1,129.7   $1,200.4   $1,258.4  $1,349.6
Merger, integration and impairment          16.3                           (29.8)
Other expenses                             941.1      972.8      988.6   1,017.3
                                        --------   --------   --------  --------
Income before income taxes                 172.3      227.6      269.8     362.1
Income tax expense                          66.5       87.8      103.2     137.8
                                        --------   --------   --------  --------
Net income                              $  105.8   $  139.8   $  166.6  $  224.3
                                        ========   ========   ========  ========
Earnings per common share (c)           $   0.23   $   0.30   $   0.36  $   0.48
                                        ========   ========   ========  ========
1995 By Quarter:
Revenues                                $  903.4   $1,092.6   $1,071.1  $1,119.1
Merger, integration and impairment                                         645.7
Other expenses                             766.1      860.5      868.1     878.2
                                        --------   --------   --------  --------
Income (loss) before income taxes          137.3      232.1      203.0    (404.8)
Income tax expense (benefit) (b)            53.4      132.4       81.1     (15.1)
                                        --------   --------   --------  --------
Net income (loss)                       $   83.9   $   99.7   $  121.9  $ (389.7)
                                        ========   ========   ========  ========
Earnings (loss) per common share (c)    $   0.20   $   0.22   $   0.27  $  (0.88)
                                        ========   ========   ========  ========


(a) Revenues in 1995's second quarter include a gain on the sale of FDC's health systems business of $68.9 million, and income tax expense in the quarter includes $67.7 million in income taxes associated with this gain.

(b) The Company recorded income tax benefits totaling $105.8 million related to the merger, integration and impairment charge.

(c) The fourth quarter 1995 loss per common share was computed based on FDC's simple weighted average shares outstanding, as the impact of common stock equivalents is anti-dilutive. Earnings per common share computations for all other quarters were computed based on weighted average shares outstanding which include the dilutive impact of common stock equivalents (see Note 1).

                            FIRST DATA CORPORATION
              SCHEDULE VIII -- Valuation and Qualifying Accounts
                             (dollars in millions)

                                                                 Additions
                                                          ----------------------
                                             Balance at   Charged to  Charged to                   Balance
                                             Beginning    Costs and     Other                      at End
                Description                  of Period    Expenses     Accounts     Deductions    of Period
                -----------                  ---------    ----------  ----------    ----------    ---------
Year Ended December 31, 1994
     Deducted from Receivables                $13.6        $ 9.1       $2.4 (a)     $ 8.7 (c)      $16.4

Year Ended December 31, 1995
     Deducted from Receivables                 16.4         19.9        7.9 (b)      23.3 (c)       20.9

Year Ended December 31, 1996
     Deducted from Receivables                 20.9         15.8        4.4 (b)      15.9 (c)       25.2

----------------
(a)  Amounts related to business acquisitions.
(b)  Primarily due to acquisitions.
(c)  Amounts related to business divestitures and write-offs against assets.