Form 10-Q
period 1997-03-31
FIRST DATA CORP
filed 1997-05-09
CIK 883980

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended     MARCH 31, 1997
                                    ---------------------

                                      OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the transition period from  _________________ to _________________

                      Commission file number     1-11073
                                             --------------

                             FIRST DATA CORPORATION
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


              DELAWARE                                      47-0731996
    -------------------------------                      ------------------
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                       Identification No.)

      401 HACKENSACK AVENUE, HACKENSACK, NEW JERSEY          07601
----------------------------------------------------------------------------
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)


      Registrant's telephone number, including area code   (201) 525-4700
                                                        ---- --------------

                                 NOT APPLICABLE
       ---------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                    Number of Shares Outstanding
   Title of each class                                    as of May 1, 1997
----------------------------                        ----------------------------
Common Stock, $.01 par value                                 448,504,727

                            FIRST DATA CORPORATION



                                     INDEX
                                     -----

                                                                        PAGE
PART I.   FINANCIAL INFORMATION                                        NUMBER
                                                                       ------

Item 1    Consolidated Financial Statements:

          Consolidated Statements of Income for the
          three months ended March 31, 1997 and 1996................      3

          Consolidated Balance Sheets at March 31, 1997
          and December 31, 1996.....................................      4

          Consolidated Statements of Cash Flows for the
          three months ended March 31, 1997 and 1996................      5

          Notes to Consolidated Financial Statements................      6


Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations.............      9

PART II.  OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K..........................     14

                            FIRST DATA CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                    (In millions, except per share amounts)
                                  (Unaudited)

                                              Three Months Ended March 31,
                                              ----------------------------
                                                1997                1996
                                              --------            --------
REVENUES
Operating revenues                            $1,243.3            $1,129.7
Other income                                      50.5                ---
                                              --------            --------
                                               1,293.8             1,129.7
                                              --------            --------

EXPENSES
Operating                                        813.9               728.0
Selling, general & administrative                195.4               187.1
Merger, restructuring and impairment              46.4                16.3
Interest expense                                  25.3                26.0
                                              --------            --------
                                               1,081.0               957.4
                                              --------            --------

Income before income taxes                       212.8               172.3

Income taxes                                      76.6                66.5
                                              --------            --------

Net income                                    $  136.2            $  105.8
                                              ========            ========

Earnings per common share                     $   0.29            $   0.23
                                              ========            ========



See notes to consolidated financial statements.

                            FIRST DATA CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (In millions)
                                  (Unaudited)

                                                                       March 31,      December 31,
               ASSETS                                                    1997            1996
                                                                      ----------      -----------
Cash and cash equivalents                                             $   453.5       $   271.7
Settlement assets                                                       7,284.0         7,461.5
Accounts receivable, net of allowance for doubtful accounts
      of $22.9 (1997) and $25.2 (1996)                                    974.6           958.1
Property and equipment, net                                               773.9           757.1
Goodwill, less accumulated amortization
     of $436.4 (1997) and $409.6 (1996)                                 3,467.0         3,490.4
Other intangibles, less accumulated amortization
     of $360.3 (1997) and $336.8 (1996)                                 1,041.8         1,003.1
Other assets                                                              405.7           398.2
                                                                      ---------       ---------
                                                                      $14,400.5       $14,340.1
                                                                      =========       =========
   LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Settlement obligations                                            $7,248.4        $7,389.9
     Accounts payable and other liabilities                             1,469.7         1,531.9
     Borrowings                                                         1,436.2         1,261.4
     Senior convertible debentures                                        443.1           447.1
                                                                      ---------       ---------
           Total Liabilities                                           10,597.4        10,630.3
                                                                      ---------       ---------
Commitments and contingencies
Stockholders' Equity:
     Common Stock, $.01 par value; authorized 600.0 shares,
         issued 448.9 shares (1997) and 448.9 shares (1996)                 4.5             4.5
     Additional paid-in capital                                         2,111.0         2,101.8
                                                                      ---------       ---------
     Paid-in capital                                                    2,115.5         2,106.3
     Retained earnings                                                  1,709.6         1,610.7
     Other                                                                 (1.1)           26.3
     Less treasury stock at cost, 0.6 shares (1997) and
        0.9 shares (1996)                                                 (20.9)          (33.5)
                                                                      ---------       ---------

           Total Stockholders' Equity                                   3,803.1         3,709.8
                                                                      ---------       ---------
                                                                      $14,400.5       $14,340.1
                                                                      =========       =========

See notes to consolidated financial statements.

                            FIRST DATA CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In millions)
                                  (Unaudited)

                                                                           Three Months Ended
                                                                                March 31,
                                                                          ---------------------
                                                                            1997         1996
                                                                          ---------------------
Cash and cash equivalents at beginning of period                          $  271.7      $ 231.0
                                                                          --------      -------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                  136.2        105.8
 Adjustments to reconcile to net cash provided by operating activities:
      Depreciation and amortization                                          121.5         94.8
      Noncash portion of merger, restructuring and
             impairment charge                                                43.7         13.4
      Gain on sale of business, net of taxes                                 (32.3)         ---
      Other noncash items                                                      2.0          3.6
      Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
          Accounts receivable                                                (24.2)       (26.5)
          Other assets                                                         9.2         (4.5)
          Accounts payable and other liabilities                             (50.6)       (53.3)
          Income tax accounts                                                 (5.9)        32.3
                                                                          --------       ------
              Net cash provided by operating activities                      199.6        165.6
                                                                          --------       ------

CASH FLOWS FROM INVESTING ACTIVITIES
 Current year acquisitions, net of cash acquired                             (38.0)      (249.1)
 Payments related to Western Union acquisition:
      Funding of assumed pension obligations for a suspended plan            (35.0)         ---
 Payments related to other businesses previously acquired                    (43.2)       (16.2)
 Proceeds from dispositions, net of expenses paid                             68.0          5.1
 Additions to property and equipment, net                                    (73.4)       (86.5)
 Payments to secure customer service contracts, including outlays
      for conversion and capitalized systems development costs               (49.8)       (46.5)
                                                                          --------      -------
             Net cash used in investing activities                          (171.4)      (393.2)
                                                                          --------      -------

CASH FLOWS FROM FINANCING ACTIVITIES
 Short-term borrowings, net                                                  174.6        231.4
 Principal payments on long-term debt                                         (2.1)        (8.7)
 Proceeds from issuance of common stock                                       33.9         59.3
 Purchase of treasury shares                                                 (43.8)       (63.6)
 Cash dividends                                                               (9.0)        (6.0)
                                                                          --------      -------
             Net cash provided by financing activities                       153.6        212.4
                                                                          --------      -------
Change in cash and cash equivalents                                          181.8        (15.2)
                                                                          --------      -------
Cash and cash equivalents at end of period                                $  453.5      $ 215.8
                                                                          ========      =======

See notes to consolidated financial statements.

                            FIRST DATA CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. The accompanying consolidated financial statements of First Data Corporation ("FDC" or "the Company") should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1996. Significant accounting policies disclosed therein have not changed.

    The accompanying consolidated financial statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial position of the Company at March 31, 1997 and the consolidated results of its operations and cash flows for the three months ended March 31, 1997 and 1996. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

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

    FDC recognizes revenues from its information processing services as such services are performed, recording revenues net of certain costs not controlled by the Company (primarily interchange fees charged by credit card associations of $457.4 million and $430.0 million for the three months ended March 31, 1997 and 1996, respectively).


2. During the first quarter of 1997 the Company completed the sale of its GENEX subsidiary, a workers' compensation cost containment business, for $70.0 million in cash resulting in a pretax gain of $50.5 million which has been included in "Other income" on the Company's Consolidated Statement of Income. GENEX represented approximately two percent of FDC's total operating revenues in 1996.

    Substantially offsetting the impact of the gain were restructuring charges of $46.4 million, involving most business areas and including severance accruals for approximately 2,100 employees of $29.1 million, facility closure costs of $5.5 million and other exit costs of $11.8 million. The total remaining accrued liabilities for the 1997 restructuring charges and the merger related integration charges recorded in 1996 and 1995 are $104.2 million.

    The 1996 first quarter results included a $16.3 million merger, restructuring and impairment charge, which reduced net income by $10.0 million ($.02 per share), related primarily to integration processes in certain of the Company's businesses in connection with the 1995 merger with First Financial Management Corporation ("FFMC").


3. FDC has guaranteed the $447.1 million of 5% senior convertible debentures issued by FFMC in December 1994. During the first quarter of 1997, debenture

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (UNAUDITED)


    holders converted $4.0 million of debentures into 0.2 million shares of FDC common stock.

    FFMC is not required to file periodic reports with the Securities and Exchange Commission with respect to the outstanding senior convertible debentures so long as such reports for FDC contain summarized financial information concerning FFMC. Subsequent to the merger, certain FDC businesses were merged into certain FFMC subsidiaries; also, ongoing business activities have further eroded the distinction between the FDC and FFMC businesses. Therefore, the current year results are not comparable with the prior year. The summarized financial information for FFMC and its subsidiaries is as follows:



    For the periods ended March 31,                1997       1996
    -------------------------------------------------------------------

    (In millions)

    Revenues                                    $  796.0    $  613.4
    Merger, restructuring and impairment            14.5         0.2
    Income before income taxes                     201.8       121.1
    Net income                                     128.3        73.5


                                                March 31,  December 31,
                                                  1997        1996
    -------------------------------------------------------------------
    (In millions)

    Goodwill                                    $2,642.0    $2,650.8
    Total assets                                 6,052.8     5,741.7
    Borrowings                                       0.8         0.8
    Senior convertible debentures                  443.1       447.1
    Total liabilities                            3,731.6     3,478.5


4. During the 1997 first quarter, the Company acquired three businesses expanding FDC's markets and service offerings in its collection and data imaging businesses for a total of $38.0 million in cash (net of cash acquired). All current year acquisitions have been accounted for as purchases and their results are included with the Company's results from the effective date of each acquisition. No pro forma financial information with respect to the above acquisitions is presented as the aggregate impact is not material.


5. The Company's commercial paper borrowings at March 31, 1997 were $650.5 million. In April 1997, FDC expanded the maximum amount of its commercial paper and supporting facilities arrangements from $1.0 billion to $1.5 billion. Also during April 1997, the Company filed a shelf registration statement providing for the further issuance of debt and equity securities up to $750.0 million, increasing the total available under its shelf registration statements to $1.0 billion. Further, the Company has $250.0 million available under its uncommitted bank lines.

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (UNAUDITED)


6. Earnings per common share amounts are computed by dividing net income amounts by weighted average common and common equivalent shares (when dilutive) outstanding during the period. All share and per share amounts have been retroactively restated for the November 1996 two-for-one stock split effected as a 100% stock dividend. Amounts utilized in per share computations are as follows:


    For the periods ended March 31,            1997    1996
    --------------------------------------------------------------------------
    (In millions)

    Weighted average shares outstanding:
      Simple weighted average shares          448.2   447.5
      Common stock equivalents                 26.1    27.8
                                              ------  ------
                                              474.3   475.3
                                              =====   =====
    Earnings add back related to senior
    convertible debentures                   $  3.5  $  3.5


    Common stock equivalents consist of outstanding stock options, warrants and convertible debentures. The after tax interest expense and issue cost amortization on the debentures is added back to net income when common stock equivalents are included in computing earnings per common share.

7. In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), was issued and has a December 1997 effective date. At such time, the Company will change the method currently used to compute earnings per share and restate all prior periods. Under the new requirements, basic earnings per share will replace primary earnings per share and will not include the dilutive effect of convertible debentures and stock options. Under SFAS 128, basic earnings per share would have been $0.30 per share and $0.24 per share for the three months ended March 31, 1997 and 1996, respectively. SFAS 128 has replaced fully diluted earnings per share with diluted earnings per share which includes the dilutive effect of the debentures and stock options. Diluted earnings per share would not have changed from the reported amounts of $0.29 per share and $0.23 per share for the three months ending March 31, 1997 and 1996, respectively.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS



STRATEGIC TRANSACTIONS

First Data Corporation ("FDC" or "the Company") continues to focus its resources on services related to payment transactions, emphasizing growth in three key areas: electronic commerce, information management and international expansion, as evidenced by the completion of several strategic transactions in the first quarter of 1997. Internationally, FDC signed a global credit card processing agreement with HSBC Holdings Plc. ("HSBC") to support its business in the Hong Kong market as well as to expand services to HSBC operations in London and the United States. This agreement will result in the establishment of an FDC card processing center in Hong Kong. FDC also acquired a major ownership interest in Negocios Informaticos, SA which provides bank and oil card processing in Spain, broadening FDC's presence in Europe.

Domestically, FDC signed a major agreement to provide bank card processing for BancOne following its announced acquisition of First USA and to joint venture with BancOne in providing services to the retail private label card market.
This agreement allows FDC to retain the First USA processing business and add several million BancOne accounts, but at pricing below the prior First USA processing agreement. In addition, the existing BancOne merchant alliance will continue under its present structure. The Company also signed a 10-year agreement in April 1997 with the Orlandi Valuta companies ("Orlandi") under which FDC will provide Orlandi with data processing services and certain Orlandi agents will be allowed to sell Western Union branded services. The agreement also gives FDC the option to purchase Orlandi at stipulated prices over the next three years.

In addition, the Company completed the acquisition of a 50% interest in Cardservice International in April 1997, an electronic transaction service provider serving more than 80,000 merchants nationwide. Also in April, the Company completed its acquisition of Consumer Credit Associates, Inc. a provider of on-line consumer credit reporting services to complement its existing information management services.

As the Company continues to remain focused on maximizing its core competencies in the above key areas, each business and its strategic fit into FDC's long-term plans continues to be scrutinized. In February 1997, the Company completed the sale of its GENEX subsidiary. GENEX was a division of the Company's health care administration services area and provided workers' compensation cost containment and management services. As expected, the remainder of the health care administration services area continues to experience a decline in business levels due to the Company's decision to discontinue certain low-margin products, as well as shifting away from certain government-related products. The Company is currently evaluating alternatives for its health care businesses.

The Company also took a first quarter 1997 restructuring charge totaling $46.4 million involving most business areas. The charge consisted primarily of severance for approximately 2,100 employees (which includes steps taken to downsize certain non-core businesses in line with planned revenue reductions), certain facility closures and other exit costs. The benefits from these activities are expected to be realized in subsequent quarters and years.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)




RESULTS OF OPERATIONS

Operating revenues for the quarter ended March 31, 1997 were up 10% to $1.24 billion from $1.13 billion in the prior year quarter. Revenue growth in the quarter was impacted by the divestitures of MoneyGram in late 1996 and GENEX in February 1997. The Company's internal growth rate in revenues over the 1996 first quarter (excluding the effects of divestitures, acquisitions and the planned wind-down of certain EBP Life insurance products) was approximately 15%. Growth in existing businesses, principally due to the addition of new clients and strong underlying volume increases from existing clients, accounted for a substantial majority of the revenue increase. The Company's performance reflects continuing strong growth in the domestic card issuer, payment instruments and merchant processing business areas.

The Company derives revenues in its primary service areas based principally on the number of accounts or transactions processed, a percentage of dollar volume processed, or on a combination thereof. Lesser amounts of revenue are generated from foreign currency exchange on money transfer transactions and from sharing in investment earnings on fiduciary funds. The overall 1997 first quarter growth of FDC is demonstrated by the following key indicators (along with the percentage growth compared to first quarter 1996): 155.0 million total card accounts on file (21%), with domestic cards representing 136.1 million of the total (22%); 1,486.4 million total merchant transactions (23%), with 1,345.3 million representing domestic merchant transactions (24%); and money transfer transactions of 10.6 million (41%).

During the first quarter of 1997, the Company sold its GENEX subsidiary resulting in a pretax gain of $50.5 million which has been included in "Other income" on the Company's Consolidated Statements of Income. GENEX represented approximately two percent of FDC's total operating revenue for 1996. As previously discussed, the Company also recorded restructuring charges in the first quarter totaling $46.4 million. The net effect of these two items had no impact on earnings per share of $0.29 reported by FDC for the first quarter of 1997. In the first quarter of 1996, the Company recorded a $16.3 million merger, restructuring and impairment charge, which reduced net income by $10.0 million ($0.02 per share), related primarily to integration processes in certain of the Company's businesses associated with the 1995 FFMC merger.

Operating expenses for the 1997 first quarter increased 12% to $813.9 million, two percentage points higher than the increase in operating revenues. This is partially explained by the negative impact on revenue growth resulting from the conversion of American Express Travel Related Services ("TRS") payment products to the Company's own payment products line. Although settlement assets relating to the sale of TRS payment products were largely invested in tax-exempt securities, TRS compensated the Company on a pre-tax equivalent basis. The conversion to the Company's own payment products and investment of settlement assets in tax exempt securities, while having no impact on net income, lowered the Company's revenue growth rate by approximately 1%. The remainder of the percentage difference was primarily due to higher costs associated with the development of new products in the Company's information management services area, as well as a slower rate of reduction in operating expenses versus revenue declines in the Company's health care administration and collections businesses.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)



Selling, general and administrative expenses for the quarter ended March 31, 1997 increased to $195.4 million, up 4% from $187.1 million in 1996. This increase is primarily attributable to higher costs associated with the start-up of the First Data Solutions group, higher selling and advertising costs in the payment instruments group and higher costs in the merchant processing business corresponding to the increased levels of growth in the alliance program. These increases were partially offset by lower costs which were experienced across all units including corporate which continue to realize synergy savings from the FFMC merger.

Interest expense in the 1997 first quarter decreased three percent to $25.3 million compared with $26.0 million in 1996 primarily due to the mix of outstanding debt balances and interest rates. Due to increases in short-term rates and additional borrowings, the Company expects that interest expense will increase during the remainder of 1997 compared with 1996.

FDC's effective income tax rate of 36% in the 1997 first quarter decreased considerably from 38.6% in the 1996 quarter principally due to increased tax-exempt earnings of settlement assets caused by the shift from TRS payment products, as previously discussed.

Net margins, excluding the divestiture gain on GENEX and all merger, restructuring and impairment charges, were 10.7% in the current quarter versus 10.3% in the comparable 1996 quarter, due to merger related synergy savings and other cost management initiatives of the Company.

Earnings per common share were up 26% to $0.29 from $0.23 in the first quarter 1996. Excluding the 1996 merger, restructuring and impairment charge, earnings per common share would have increased 16% compared with the 1996 first quarter of $0.25.

CAPITAL RESOURCES AND LIQUIDITY

FDC continues to generate significant cash flow from operations, aggregating $199.6 million in the 1997 first quarter. This cash flow was produced primarily from net income of $136.2 million and depreciation and amortization of $121.5 million which was partially offset by increases in working capital items (principally accounts receivable, accounts payable and other liabilities). FDC utilized this cash flow to reinvest in its existing businesses, to fund treasury stock purchases and to contribute to the financing of business expansion.

FDC reinvests cash in its existing businesses, principally to expand its processing capabilities through property and equipment additions and to establish customer processing relationships through contract payments and costs for conversion and systems development. These cash outlays decreased to $123.2 million in the 1997 first quarter compared with $133.0 million in the same 1996 quarter, a trend which the Company expects to continue for the remainder of 1997.

Overall, FDC's operating cash flow in 1997 exceeded its nonacquistion and disposition investing activities by $76.4 million. The Company also received cash of $70.0 million in the first quarter from its GENEX divestiture. These cash sources contributed to funds utilized for acquisitions and treasury stock purchases. During the first quarter of 1997, the Company expanded its

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)


collection and data imaging business areas through smaller acquisitions resulting in cash outlays totaling $38.0 million and made payments relating to businesses previously acquired totaling $31.0 million. The Company also paid $12.2 million relating to certain of its alliance programs with bank clients in merchant processing. In addition, the Company funded $35.0 million of its assumed pension obligations for the Western Union suspended defined benefit plan.

The Company's financing activities include net borrowings, stock option exercises, share repurchases and dividend payments. Net cash provided by financing activities was $153.6 million, as compared to $212.4 million in the 1996 first quarter, due to lower net borrowings.

The Company made cash outlays totaling $43.8 million in the 1997 first quarter to buy back shares of its common stock which were reissued in connection with the Company's stock compensation plans. Proceeds from stock option exercises and related tax benefits of $33.9 million partially offset these outlays. In addition, the Company continued its pattern of paying quarterly cash dividends, resulting in $9.0 million of cash payments to the Company's common stockholders.

During 1997, the Company expanded the maximum amount under its existing commercial paper program to $1.5 billion and increased the maximum borrowing capacity under its primary credit facilities to $1.5 billion. In addition, the Company has two outstanding shelf registration facilities, one providing for the issuance of debt and equity securities up to $1 billion in the aggregate and the other providing for the issuance of up to 10 million shares of the Company's common stock in connection with certain types of acquisitions.

Included in cash and cash equivalents on the Consolidated Balance Sheet at March 31, 1997 is $70.0 million related to required investments of cash in connection with the Company's merchant card settlement operation and additional amounts used to support the operations of certain business areas; the remainder is available for general corporate purposes. Also, FDC has available short-term borrowing capability of $1,099.5 million at March 31, 1997 under the Company's commercial paper program and through its uncommitted bank credit lines, which reflects the increase in available funds as a result of the April 1997 expansion of the Company's commercial paper program, as previously discussed.

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

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Stockholders and Board of Directors
First Data Corporation


We have reviewed the accompanying consolidated balance sheet of First Data Corporation as of March 31, 1997, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of First Data Corporation as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated February 5, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.





                                                 Ernst & Young LLP



New York, New York
May 7, 1997

                          PART II.  OTHER INFORMATION

6.    EXHIBITS AND REPORTS ON FORM 8-K
      --------------------------------

(a)   Exhibits
      --------

      10.1 Revolving Credit Agreement, dated April 1, 1997, First Data Corporation, Filed Chase Manhattan Bank, as Administrative Agent, and the Banks, Swing Line Banks and Other Financial Institutions Parties Thereto.

      10.2 364 Day Credit Agreement, dated April 1, 1997, First Data Corporation, Filed Chase Manhattan Bank, as Administrative Agent, and the Banks, Swing Line Banks and Other Financial Institutions Parties Thereto.

      10.3(1) Form of Performance Grant Agreement under the 1992 Long-Term Incentive Plan for the Award period beginning January 1, 1997.

      12       Computation of Ratio of Earnings to Fixed Charges

      15 Letter from Ernst & Young LLP Regarding Unaudited Interim Financial Information

      27.1     Financial Data Schedule (for SEC use only)

      99 Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements

(b)   Reports on Form 8-K
      -------------------

      Item 5, Form 8-K, dated January 30, 1997, reporting the registrant's "forward looking statements".



       (1) Constitutes a management contract or compensatory plan, contract or arrangement described under 601(b)(10)(iii)(A) of Regulation S-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               FIRST DATA CORPORATION
                                         ----------------------------------
                                                    (Registrant)



Date:  May 9, 1997                      By    /S/ Lee Adrean
       --------------------                --------------------------------
                                              Lee Adrean
                                              Executive Vice President and
                                              Chief Financial Officer
                                              (Principal Financial Officer)


Date:  May 9, 1997                      By    /S/ Richard Macchia
       --------------------                --------------------------------
                                              Richard Macchia
                                              Senior Vice President - Finance
                                              (Principal Accounting Officer)