Form 10-Q
period 1997-06-30
FIRST DATA CORP
filed 1997-08-08
CIK 883980

                                   FORM 10-Q



                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549



(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended          JUNE 30, 1997
                                   ----------------------------



                                 OR



[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from _________________ to _________________



                  Commission file number     1-11073
                                         -----------------



                             FIRST DATA CORPORATION
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)



            DELAWARE                                 47-0731996
---------------------------------               ---------------------
  (State or other jurisdiction of                (I.R.S. Employer
  incorporation or organization)                 Identification No.)



401 HACKENSACK AVENUE, HACKENSACK, NEW JERSEY              07601
---------------------------------------------------------------------------
   (Address of principal executive offices)             (Zip Code)




    Registrant's telephone number, including area code    (201) 525-4700
                                                        -------------------


                                 NOT APPLICABLE
                ----------------------------------------------
                (Former name, former address and former fiscal
                     year, if changed since last report.)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             ----     ----



     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                 Number of Shares Outstanding
    Title of each class                               as of August 1, 1997
------------------------------                   ----------------------------
 Common Stock, $.01 par value                             443,694,902

                            FIRST DATA CORPORATION



                                     INDEX
                                     -----



                                                                   PAGE
PART I.   FINANCIAL INFORMATION                                   NUMBER
                                                                  ------

Item 1    Consolidated Financial Statements:

          Consolidated Statements of Operations for the
          three and six months ended June 30, 1997 and 1996........   3

          Consolidated Balance Sheets at June 30, 1997
          and December 31, 1996....................................   4

          Consolidated Statements of Cash Flows for the
          six months ended June 30, 1997 and 1996..................   5

          Notes to Consolidated Financial Statements...............   6


Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations............  11


PART II.  OTHER INFORMATION

Item 4    Submission of Matters to a Vote of Securities Holders....  17


Item 6    Exhibits and Reports on Form 8-K.........................  18

                            FIRST DATA CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In millions, except per share amountS)
                                  (Unaudited)

                                                        Three Months Ended June 30,        Six Months Ended June 30,
                                                        ---------------------------        -------------------------
                                                          1997              1996             1997             1996
                                                        --------          --------         --------         --------
REVENUES
Operating revenues                                      $1,318.2          $1,200.4         $2,561.5         $2,330.1


EXPENSES
Operating                                                  852.9             769.0          1,666.8          1,497.0
Selling, general & administrative                          182.6             178.4              378            365.5
Restructuring, loss on business divestitures
      and impairment, net                                  215.7                 -            211.6             16.3
Interest                                                    30.3              25.4             55.6             51.4
                                                        --------          --------         --------         --------
                                                         1,281.5             972.8          2,312.0          1,930.2
                                                        --------          --------         --------         --------

Income before income taxes                                  36.7             227.6            249.5            399.9

Income taxes                                                65.1              87.8            141.7            154.3

Net income (Loss)                                       $  (28.4)         $  139.8         $  107.8         $  245.6
                                                        ========          ========         ========         ========

Earnings/(Loss) per common share                        $  (0.06)         $   0.30         $   0.24         $   0.53
                                                        ========          ========         ========         ========

See notes to consolidated financial statements.

                            FIRST DATA CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (In millions)
                                  (Unaudited)

                                                                       June 30,        December 31,
               ASSETS                                                    1997             1996
                                                                      ---------        ------------
Cash and cash equivalents                                             $   393.9         $   271.7
Settlement assets                                                       7,482.0           7,461.5
Accounts receivable, net of allowance for doubtful
 accounts of $27.4 (1997) and $25.2 (1996)                                939.0             958.1
Property and equipment, net                                               787.0             757.1
Goodwill, less accumulated amortization
 of $465.1 (1997) and $409.6 (1996)                                     3,341.5           3,490.4
Other intangibles, less accumulated amortization
 of $393.8 (1997) and $336.8 (1996)                                     1,110.0           1,003.1
Other assets                                                              577.3             398.2
                                                                      ---------         ---------
                                                                      $14,630.7         $14,340.1
                                                                      =========         =========
   LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Settlement obligations                                              $ 7,413.4         $ 7,389.9
  Accounts payable and other liabilities                                1,490.9           1,531.9
  Borrowings                                                            1,713.9           1,261.4
  Senior convertible debentures                                           443.1             447.1
                                                                      ---------         ---------
           Total Liabilities                                           11,061.3          10,630.3
                                                                      ---------         ---------
Commitments and contingencies

Put Options                                                                53.3                --
                                                                      ---------         ---------
Stockholders' Equity:
  Common Stock, $.01 par value; authorized 600.0 shares,
   issued 449.0 shares (1997) and 448.9 shares (1996)                       4.5               4.5
  Additional paid-in capital                                            2,127.8           2,101.8
                                                                      ---------         ---------
  Paid-in capital                                                       2,132.3           2,106.3
  Retained earnings                                                     1,592.5           1,610.7
  Other                                                                    22.9              26.3
  Less treasury stock at cost, 5.9 shares (1997)
   and 0.9 shares (1996)                                                 (231.6)            (33.5)
                                                                      ---------         ---------
           Total Stockholders' Equity                                   3,516.1           3,709.8
                                                                      ---------         ---------
                                                                      $14,630.7         $14,340.1
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

                                               FIRST DATA CORPORATION
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (In millions)
                                                     (Unaudited)

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                              --------------------------------------
                                                                                    1997                   1996
                                                                              ---------------        ---------------
Cash and cash equivalents at beginning of period                                      $ 271.7                $ 231.0
                                                                              ---------------        ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                          107.8                  245.6
    Adjustments to reconcile to net cash provided by operating activities:
     Depreciation and amortization                                                      253.0                  195.6
     Noncash portion of restructuring, loss on business
      divestitures and impairment, net                                                  187.6                   13.4
     Other noncash items                                                                  7.9                   11.0
     Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
       Accounts receivable                                                               (2.7)                 (92.8)
       Other assets                                                                     (32.4)                 (10.1)
       Accounts payable and other liabilities                                            10.9                    5.0
       Income tax accounts                                                              (22.1)                  54.1
                                                                              ---------------        ---------------
         Net cash provided by operating activities                                      510.0                  421.8
                                                                              ---------------        ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Current year acquisitions, net of cash acquired                                    (277.6)                (257.4)
    Payments related to other businesses previously acquired                            (52.1)                 (39.1)
    Proceeds from dispositions, net of expenses paid                                     68.0                    7.1
    Additions to property and equipment, net                                           (139.9)                (180.0)
    Payments to secure customer service contracts, including outlays
     for conversion, and capitalized systems development costs                         (121.9)                 (96.1)
    Payments related to Western Union acquisition:
     Funding of assumed pension obligations for a suspended plan                        (35.0)                    --
    Other investing activities                                                          (11.2)                  (0.9)
                                                                              ---------------        ---------------
         Net cash used in investing activities                                         (569.7)                (566.4)
                                                                              ---------------        ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Short-term borrowings, net                                                          339.2                   82.0
    Issuance of long-term debt                                                          124.6                   99.7
    Principal payments on long-term debt                                                (25.4)                 (11.4)
    Proceeds from issuance of common stock                                               99.7                   75.6
    Proceeds from sale of put options                                                     3.2                     --
    Purchase of treasury shares                                                        (341.5)                (129.6)
    Cash dividends                                                                      (17.9)                 (12.7)
                                                                              ---------------        ---------------
         Net cash provided by financing activities                                      181.9                  103.6
                                                                              ---------------        ---------------
Change in cash and cash equivalents                                                     122.2                  (41.0)
                                                                              ---------------        ---------------
Cash and cash equivalents at end of period                                            $ 393.9                $ 190.0
                                                                              ===============        ===============

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

    The accompanying consolidated financial statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial position of the Company at June 30, 1997 and the consolidated results of its operations for the three and six months ended June 30, 1997 and 1996 and cash flows for the six months ended June 30, 1997 and 1996. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

    FDC operates in a single business segment, providing a variety of information services primarily to financial institutions and commercial establishments. The largest category of services involves information processing and funds transfer related to payment transactions, including credit and debit cards, checks and other types of payment instruments (such as money transfers, money orders, and official checks). These services include the authorization, processing and settlement of credit and debit card transactions, verification or guarantee of check transactions, and worldwide nonbank money transfers. Other service areas include information processing for investment companies, data imaging and related information management services.

    FDC recognizes revenues from its information processing services as such services are performed, recording revenues net of certain costs not controlled by the Company (primarily interchange fees and assessments charged by credit card associations of $324.0 million and $522.7 million for the three months ended June 30, 1997 and 1996, respectively and $781.4 million and $952.7 million for the six months ended June 30, 1997 and 1996, respectively). The amounts for 1997 are less than 1996 due to the contribution of merchant contracts to alliances which are accounted for under the equity method of accounting by the Company.

2. During the first six months of 1997, the Company completed dispositions of three business units, incurred an impairment charge and incurred restructuring charges involving most business areas, as detailed below. These activities, which are reported on the "Restructuring, loss on business divestitures and impairment, net" line in the Consolidated Statements of Operations, resulted in a net pretax loss of $211.6 million. Primarily because much of the impairment included in the charge is nondeductible goodwill for tax purposes, the tax benefit on this loss was only $24.3 million (a 11.5% effective rate) and the impact of these activities was to reduce net income by $187.3 million, or $0.40 per share for the six months ending June 30, 1997.

    During the first quarter of 1997 the Company completed the sale of its GENEX subsidiary, a workers' compensation cost containment business, for $70.0 million in cash resulting in a pretax gain of $50.5 million (which was previously reported as other income on the Company's Consolidated Statements of Operations).

    Substantially offsetting the impact of the gain were restructuring charges of $46.4 million in the first quarter involving most business areas and including severance accruals for approximately 2,100 employees of $29.1 million, facility closure costs of $5.5 million and other exit costs of $11.8 million.

    On July 1, 1997 the Company completed the sale of its FIRST HEALTH Strategies and FIRST HEALTH Services businesses for cash proceeds of approximately $200 million

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (UNAUDITED)



    and recorded a pretax loss on the divestiture of $93.8 million during the quarter ending June 30, 1997. As a consequence of the Company's decision to divest these FIRST HEALTH business units, the future value of the remaining health care administration services businesses was diminished and, as a result, the Company recorded impairment charges related to such businesses of $118.4 million and other exit related costs of $3.5 million. FIRST HEALTH Strategies and Services and GENEX represented, in the aggregate, approximately seven percent of FDC's total operating revenues in 1996 and a lesser percentage of net income in 1996.

    The 1996 first quarter results included a $16.3 million merger, restructuring and impairment charge, which reduced net income by $10.0 million ($.02 per share), related primarily to integration processes in certain of the Company's businesses in connection with the 1995 merger with First Financial Management Corporation ("FFMC").

    At June 30, 1997, total remaining accrued liabilities for the 1997 restructuring charges and FFMC merger related integration charges recorded in 1996 and 1995 were $75.6 million.


3. FDC has guaranteed the $447.1 million of 5% senior convertible debentures issued by FFMC in December 1994. For the first six months of 1997, debenture holders converted $4.0 million of debentures into 0.2 million shares of FDC common stock.

    FFMC is not required to file periodic reports with the Securities and Exchange Commission with respect to the outstanding senior convertible debentures so long as such reports for FDC contain summarized financial information concerning FFMC. Subsequent to the merger, certain FDC businesses were merged into certain FFMC subsidiaries; also, ongoing business activities have further eroded the distinction between the FDC and FFMC businesses. Therefore, the current year results of FFMC are not comparable with the prior year. The summarized financial information for FFMC and its subsidiaries is as follows:

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (UNAUDITED)



                                    Three Months Ended     Six Months Ended
                                    ------------------     -----------------

  For the periods ended June 30,      1997       1996        1997     1996
  --------------------------------------------------------------------------
  (In millions)

  Revenues                             $773.2   $702.5    $1,518.7  $1,315.9
  Restructuring, loss on business
    divestitures and impairment         215.7      --        179.7       0.2
  Income (loss) before income taxes     (28.5)   188.5       173.3     309.6
  Net income (loss)                     (90.6)   116.6        37.7     190.1



                                              June 30,         December 31,
                                                1997              1996
  --------------------------------------------------------------------------
  (In millions)

  Goodwill                                    $2,503.8            $2,650.8
  Total assets                                 6,252.7             5,741.7
  Borrowings                                       0.3                 0.8
  Senior convertible debentures                  443.1               447.1
  Total liabilities                            3,951.8             3,478.5


   The debentures are redeemable at the option of the Company beginning December 15, 1997 and are convertible by the debenture holder into FDC common stock based upon a conversion rate of $21.755 per share. In anticipation of meeting the conversion requirements of the remaining $443.1 million of the senior convertible debentures, the Board of Directors authorized management to repurchase up to 20.4 million shares of FDC common stock. As part of this repurchase program, the Company has sold put options representing a potential obligation at June 30, 1997 to buy back 1.25 million shares of its common stock at an aggregate price of $53.3 million, or an average price of approximately $43 per share.

4. Through the first six months of 1997, the company acquired all or a portion of several businesses. In April 1997 the Company acquired Consumer Credit Associates, a provider of online consumer credit reporting, for $87.0 million in cash (net of cash acquired). The Company also acquired a 50% ownership interest in CardService International, Inc., an electronic transaction service provider, for $60.0 million in cash (April). Seven other businesses or ownership interests totaling $87.8 million in cash and stock were acquired which expanded FDC's markets and service offerings in its international card processing, data imaging, payments instruments, messaging, and collections businesses.

   In addition, the Company made payments in April totaling $53.0 million relating to several agreements with Orlandi Valuta companies ("Orlandi"), a provider of U.S. to Mexico money transfer services. Under these agreements, FDC will provide Orlandi with data processing services, Orlandi agents will be allowed to sell Western Union branded products and services, and FDC obtained an option to acquire Orlandi. During June, the Company exercised this option, signing a definitive agreement to acquire Orlandi for nominal additional consideration, which is expected to close in the third quarter.

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (UNAUDITED)





   All current year acquisitions have been accounted for as purchases and their results are included with the Company's results from the effective date of each acquisition or have been carried on the equity method of accounting if the Company's ownership is not greater than 50%. No pro forma financial information with respect to the above acquisitions is presented as the aggregate impact is not material.

   Certain of the Company's acquisition agreements provide for additional consideration to be paid if the acquired entity's results of operations exceed certain targeted levels. Targeted levels are generally set substantially above the historical experience of the acquired entity at the time of acquisition. Such additional consideration is paid in cash and with shares of the Company's common stock, and is recorded as additional purchase price when earned. The maximum amount of contingent consideration on the above acquisitions is $55 million and one million shares of FDC common stock (payable through the year 2000).


5. The Company's commercial paper borrowings at June 30, 1997 were $815.1 million. In April 1997, FDC expanded the maximum amount of its commercial paper and supporting facilities arrangements from $1.0 billion to $1.5 billion. In addition, the Company has $250.0 million available under its uncommitted bank lines.

   In April 1997, the Company also filed a shelf registration statement providing for the further issuance of debt and equity securities up to $750.0 million. In June the Company issued a $125 million Medium-Term Note at an interest rate of 6.61% and a three-year maturity, reducing the total available under its shelf registration at June 30, 1997 to $875 million.

6. Earnings per common share amounts are computed by dividing net income amounts by weighted average common and common equivalent shares (when dilutive) outstanding during the period. All share and per share amounts have been retroactively restated for the November 1996 two-for-one stock split effected as a 100% stock dividend. Amounts utilized in per share computations are as follows:



                                      Three months ended   Six months ended
                                      ------------------   ----------------
  For the periods ended June 30,        1997     1996        1997    1996
  -------------------------------------------------------------------------
  (In millions)


  Weighted average shares outstanding:

    Simple weighted average shares       446.7   447.6      447.5   447.6

    Common stock equivalents              27.8    28.4       26.9    28.1
                                        ------  ------     ------  ------
                                         474.5   476.0      474.4   475.7
                                        ======  ======     ======  ======

  Earnings add back related to senior
  convertible debentures                $  3.5  $  3.5     $  7.0  $  7.0


  The loss per common share for the second quarter ending June 30, 1997 was computed based on FDC's simple weighted average shares outstanding for the quarter, as the impact of common stock equivalents is anti-dilutive. In computing the per share impact of the net restructuring, loss on business divestitures and impairment charge, the 1997 weighted average common stock

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (UNAUDITED)


   equivalents were included since their impact would be dilutive on operating results before this charge. Earnings per common share for all other periods were computed based on weighted average shares outstanding including the dilutive impact of common stock equivalents. Common stock equivalents consist of outstanding stock options, warrants and convertible debentures. The after tax interest expense and issue cost amortization on the debentures is added back to net income when common stock equivalents are included in computing earnings per common share.

7. In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), was issued and has a December 1997 effective date. At such time, the Company will change the method currently used to compute earnings per share and restate all prior periods. Under the new requirements, basic earnings per share will replace primary earnings per share and will not include the dilutive effect of convertible debentures and stock options. Under SFAS 128, basic earnings per share would have been ($0.06) per share and $0.31 per share for the three months ended June 30, 1997 and 1996, respectively and $0.24 per share and $0.55 per share for the six months ended June 30, 1997 and 1996, respectively. SFAS 128 has replaced fully diluted earnings per share with diluted earnings per share which includes the dilutive effect of the debentures and stock options. Diluted earnings per share would not have changed from the reported amounts of ($0.06) per share and $0.30 per share for the three months ending June 30, 1997 and 1996, respectively, and $0.24 per share and $0.53 per share for the six months ended June 30, 1997, and 1996, respectively.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


STRATEGIC TRANSACTIONS

First Data Corporation ("FDC" or "the Company") continues to focus its resources on services related to payment transactions, emphasizing growth in three key areas: electronic commerce, information management and international expansion, as evidenced by the completion of several strategic transactions in the first half of 1997, including new business relationships, joint ventures, and acquisitions and divestitures.

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

Domestically, FDC established or enhanced several key relationships, including signing a major agreement to provide bank card processing for BancOne following its announced acquisition of First USA and to joint venture with BancOne in providing services to the retail private label card market. This agreement added several million BancOne accounts and allows FDC to retain the First USA processing business at pricing below the prior First USA processing agreement. In addition, the existing BancOne merchant alliance will continue under its present structure. The Company also signed agreements with the Orlandi Valuta companies ("Orlandi"), a provider of U.S. to Mexico money transfer services, under which FDC provides Orlandi with data processing services, Orlandi agents are allowed to sell Western Union branded services, and FDC obtained an option to acquire Orlandi. During June, the Company exercised this option, signing a definitive agreement to acquire Orlandi, for nominal additional consideration, which is scheduled to close during the third quarter, subject to certain state regulatory approvals.

During the second quarter, the Company announced MSFDC, a joint venture with Microsoft Corporation which furthers FDC's role in the evolving electronic commerce market. In 1998, MSFDC plans to introduce a service that enables companies to use the Internet to send bills to, and receive payments from, consumers. In addition, the Company expanded the scope of its bank alliance program through the addition of TeleCheck Services as a partner in the program.

Also during the second quarter, the Company acquired a 50% interest in CardService International ("CSI"), a provider of electronic transaction services to more than 80,000 merchants nationwide. In April, the Company acquired Consumer Credit Associates, Inc. ("CCA"), a provider of online consumer credit reporting services. CCA will operate as a unit of First Data Solutions, the Company's information management services business, and will be integral to the Company's plans to provide enhanced decision making and risk management products to credit grantors and other FDC clients. Finally, the Company made several other small acquisitions to complement and enhance its product offerings in the data imaging, collection, messaging and payment instruments businesses.

In connection with its efforts to focus on its core competencies in transaction and information processing, the Company divested three units of its health care administration services area during the first six months of 1997. The Company

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


completed the sale of its GENEX subsidiary, which provides workers' compensation cost containment and management services in February 1997. On July 1, 1997, FDC completed the divestiture of FIRST HEALTH Strategies and FIRST HEALTH Services which provide independent health care administration services such as claims administration and associated health care management services to the self-insured corporate and government markets.

The Company also took first quarter restructuring actions involving most business areas. These actions consisted primarily of severing approximately 2,100 employees (which includes steps taken to downsize certain non-core businesses in line with planned revenue reductions), certain facility closures and exiting other activities. The benefits from these activities are expected to be realized in subsequent quarters and years.

RESULTS OF OPERATIONS

Operating revenues for the quarter ended June 30, 1997 were up 9.8% to $1.32 billion from $1.20 billion in the prior year quarter. Operating revenues for the six months ended June 30, 1997 were up 9.9% to $2.56 billion, compared with $2.33 billion in the prior year period. Revenue growth in the quarter and the year was impacted by the divestitures of MoneyGram in late 1996 and GENEX in February 1997. The Company's internal growth rate in revenues over both the 1996 second quarter and six month periods (excluding the effects of acquisitions, divestitures and the refocus of EBP Life on a narrower target market) was approximately 15%. Growth in existing businesses occurred both from the addition of new clients and strong underlying volume increases from existing
clients.   The Company's performance reflects continuing strong growth in the domestic card issuer and payment instruments business areas. Growth in domestic merchant processing revenue slowed somewhat, but the underlying trends remain strong, as seen in the merchant transaction statistics below.

The Company derives revenues in its primary services areas principally on the number of accounts or transactions processed, a percentage of dollar volume processed, or on a combination thereof. Lesser amounts of revenue are generated from foreign currency exchange on money transfer transactions and sharing in investment earnings on fiduciary funds. The overall 1997 second quarter growth of FDC is demonstrated by the following key indicators (along with the percentage growth compared to second quarter 1996): 161.2 million total card accounts on file (22%), with domestic cards representing 142.1 million of the total (24%); 1.69 billion total merchant transactions (19%), with 1.52 billion representing domestic merchant transactions (20%); and money transfer transactions of 11.3 million (35%). These growth indicators are a continuation of the first quarter trend, producing the following 1997 six month growth in key indicators (along with the percentage growth compared to the 1996 period): 3.17 billion total merchant transactions (21%), with 2.87 billion representing domestic merchant transactions (22%); and money transfer transactions of 21.9 million (38%).

During the first quarter of 1997, the Company sold its GENEX subsidiary resulting in a pretax gain of $50.5 million. The Company also recorded restructuring charges in the first quarter totaling $46.4 million. On July 1, 1997, the Company completed the divestitures of its FIRST HEALTH Strategies and FIRST HEALTH Services businesses and recorded a 1997 second quarter pretax loss of $93.8 million. These three business entities represented approximately seven percent of the Company's consolidated operating revenues for 1996 and a lesser percentage of consolidated earnings. As a consequence of the Company's decision to divest of these FIRST HEALTH business units, the future value of the

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


remaining health care administration services businesses was diminished and, as a result, the Company recorded impairment charges related to such businesses of $118.4 million and other exit related costs of $3.5 million.

These transactions have been included in the "Restructuring, loss on business divestitures and impairment, net" line on the Company's Consolidated Statements of Operations. Primarily because much of the impairment charge is nondeductible goodwill for tax purposes, the tax benefit on these activities was only $25.8 million and $24.3 million for the second quarter and six month period, respectively. As a result, the above items reduced 1997 second quarter and six month earnings by $189.9 million ($0.41 per share), and $187.3 million ($0.40 per share), respectively. In the first quarter of 1996, the Company recorded a $16.3 million merger, restructuring and impairment charge, which reduced net income by $10.0 million ($0.02 per share), related primarily to integration processes in certain of the Company's businesses associated with the 1995 FFMC merger.

Operating expenses for the 1997 second quarter and six months ended June 30, 1997 increased 11% to $852.9 million and $1,666.8 million, respectively, one percentage point higher than the increase in operating revenues. This is explained by the negative impact on revenue growth resulting from the conversion of American Express Travel Related Services ("TRS") payment products sold and managed by the Company to FDC's own payment products line. Although settlement assets relating to the sale of TRS payment products were largely invested in tax-exempt securities, TRS compensated the Company on a pre-tax equivalent basis. The conversion to the Company's own payment products and investment of settlement assets in tax-exempt securities, while having no impact on net income, lowered the Company's revenue growth rate by approximately one percent and lowered the Company's effective tax rate.

Selling, general and administrative expenses for the quarter ended June 30, 1997 increased to $182.6 million, up 2% from $178.4 million in 1996. These same expenses for the six months ended June 30, 1997 increased to $378.0 million, up 3% from $365.5 million in the prior year period. The increase is primarily attributable to increased selling costs and start-up costs of the First Data Solutions group and higher sales and advertising costs in the payment instruments business. These increases were partially offset by lower selling costs due to the MoneyGram divestiture and lower general and administrative costs across most business units, including corporate, which continue to realize synergy savings from the FFMC merger.

Interest expense in the 1997 second quarter increased 19% to $30.3 million compared with $25.4 million in 1996, primarily due to increased outstanding debt balances resulting from several acquisitions, treasury stock repurchases and higher interest rates on medium term notes compared to commercial paper borrowing rates.

FDC's effective income tax rate (excluding the impact of the restructuring, loss on divestitures and impairment charges) of 36% for the second quarter and the six months ended June 30, 1997 decreased considerably from 38.6% in the same 1996 periods principally due to increased tax-exempt earnings of settlement assets caused by the shift from TRS payment products, as previously discussed.

The Company reported a net loss for the 1997 second quarter of $28.4 million and
net income of $107.8 million for the six months ended June 30, 1997.   Net
income (before the restructuring, loss on divestitures and impairment charges) rose 16% to $161.5 million in the quarter ended June 30, 1997 compared with $139.8 million in the prior year quarter and net income margins increased to

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



12.3% from 11.6%, respectively. Net income (before the net restructuring, loss on divestitures and impairment charges) rose 15% to $295.1 million for the six months ended June 30, 1997 compared with $255.6 million in the prior year period and net income margins increased to 11.5% from 11.0%, respectively.

The Company reported a loss per common share for the 1997 second quarter of $0.06 per share and earnings per share of $0.24 for the six months ended June 30, 1997. Excluding the above mentioned charges, earnings per share would have increased 17% to $0.35 for the second quarter from $0.30 in the 1996 comparable period and 16% to $0.64 for the six months ended June 30, 1997, from $0.55 for the 1996 period.

CAPITAL RESOURCES AND LIQUIDITY

FDC continues to generate significant cash flow from operating activities, aggregating $510.0 million for the six months ended June 30, 1997. This cash flow was produced primarily from net income of $107.8 million, depreciation and amortization of $253.0 million, and other noncash charges totaling $195.5 million (primarily the impairment charges and net loss on divestitures of business units). Slightly offsetting these sources were changes in working capital items. FDC utilized this cash flow to reinvest in its existing businesses, to fund treasury stock purchases and to contribute to the financing of business expansion.

FDC reinvests cash in its existing businesses principally to expand its processing capabilities through property and equipment additions and to establish customer processing relationships through contract payments and costs for conversion and systems development. These cash outlays decreased to $261.8 million in the first half of 1997 compared with $276.1 million in the same 1996 period. The Company expects that these outlays for the 1997 full year will be comparable to 1996.

Overall, FDC's operating cash flow for the first half of 1997 exceeded its nonacquistion investing activities by $248.2 million. Additionally, the Company received cash of $70.0 million in the first quarter from its GENEX divestiture. These cash sources contributed to funds utilized for acquisitions and treasury stock purchases.

Cash outlays for acquisitions in the first half of 1997 as previously discussed consists of a $60.0 million payment to purchase a 50% interest in CSI, an electronic transaction service provider; an $87.0 million payment to purchase CCA, a provider of online consumer credit reporting; a $53.0 million payment related to several agreements with Orlandi, a U.S.-Mexico money transfer business; $77.6 million for six other businesses expanding the Company's international card processing, data imaging, payment instruments and collection businesses. The Company also paid $35.9 million relating to businesses previously acquired and $16.2 million relating to certain of its alliance programs with bank clients in merchant processing. In addition, the Company funded $35.0 million of its assumed pension obligations for the Western Union suspended defined benefit plan.

Net cash provided by financing activities for the six months ended June 30, 1997 was $181.9 million compared to $103.6 million in the same 1996 period. The increase is due primarily to increased net borrowings and the June 1997 issuance of a $125 million Medium-Term Note. These borrowings were used primarily for

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


repurchases of the Company's common stock. Cash outlays for stock purchases totaled $341.5 million for the six months ended June 30, 1997, which was partially offset by proceeds from option exercises and related tax benefits of $99.7 million.

In May, the Company's Board of Directors authorized management to repurchase up to 20.4 million shares of FDC common stock in anticipation of meeting the conversion requirements of $443.1 million in senior convertible debentures which were guaranteed by FDC following the 1995 merger with FFMC. The debentures are redeemable at the option of the Company beginning December 15, 1997 and are convertible by the debenture holder into FDC common stock based upon a conversion rate of $21.755 per share. To date, 5.4 million shares have been repurchased for this purpose. The purchase of additional shares will be subject to several factors including the price of FDC stock and market conditions. The Company plans to fund any further acquisition of these shares with borrowings and the FIRST HEALTH Strategies and Services sale proceeds.

The above repurchases are in addition to the Company's 3.1 million shares of common stock purchased in the open market pursuant to a formal plan approved by FDC's Board of Directors for use in conjunction with certain employee benefit plans. As part of the Company's authorized stock repurchase program for the future conversion of senior convertible debentures, the Company has sold put options representing a potential obligation at June 30, 1997, to buy back 1.25 million shares of common stock at an aggregate price of $53.3 million or an average price of approximately $43 per share.

During 1997, the Company expanded the maximum amount under its existing commercial paper program to $1.5 billion and increased the maximum borrowing capacity under its primary credit facilities to $1.5 billion. In addition, the Company has two outstanding shelf registration facilities, one providing for the issuance of debt and equity securities up to $875 million in the aggregate and the other providing for the issuance of up to 10 million shares of the Company's common stock in connection with certain types of acquisitions.

Included in cash and cash equivalents on the Consolidated Balance Sheet at June 30, 1997 is $70.0 million related to required investments of cash in connection with the Company's merchant card settlement operation and additional amounts used to support the operations of certain business areas; the remainder is available for general corporate purposes. Also, FDC has available short-term borrowing capability of $934.9 million at June 30, 1997 under the Company's commercial paper program and through its uncommitted bank credit lines.

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

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Stockholders and Board of Directors
First Data Corporation


We have reviewed the accompanying consolidated balance sheet of First Data Corporation as of June 30, 1997, and the related consolidated statements of operations for the three-month and six-months periods ended June 30, 1997 and 1996, and the consolidated statements of cash flows for the six-month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of First Data Corporation as of December 31, 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated February 5, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.





                                                       Ernst & Young LLP



New York, New York
August 4, 1997

                          PART II.  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
         -----------------------------------------------------

The Company held its Annual Meeting of Stockholders on May 14, 1997. Two matters were voted upon and approved at the meeting.


Proposal 1           Election of Directors
----------           ---------------------

The terms of office of three current directors, Courtney F. Jones, Robert J. Levenson and Charles T. Russell, expired at the 1997 Annual Meeting. The re-election of Messrs. Jones, Levenson and Russell was voted on at the Annual Meeting. The results of the voting were as follows:


                              FOR           WITHHELD

Courtney F. Jones         374,307,513       1,750,744
Robert J. Levenson        374,520,035       1,538,222
Charles T. Russell        374,422,497       1,635,760


Other directors whose terms continued after the meeting are Ben Burdetsky, Henry
C. Duques, James D. Robinson III, Bernard L. Schwartz and Garen K. Staglin.



Proposal 2  Ratification of the selection of Ernst & Young LLP as independent
----------  -----------------------------------------------------------------
            auditors of the Company for 1997
            --------------------------------

The results of the voting were as follows:

                                                           BROKER
FOR  374,524,908  AGAINST  1,070,667  ABSTAIN  462,682    NON-VOTE    0

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

         15 Letter from Ernst & Young LLP Regarding Unaudited Interim Financial Information

         27.1   Financial Data Schedule (for SEC use only)

         99     Private Securities Litigation Reform Act of 1995
                Safe Harbor Compliance Statement for Forward-Looking Statements



(b)     Reports on Form 8-K
        -------------------

        Item 5, Form 8-K, dated May 23, 1997, reporting the registrant's "forward looking statements".

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       FIRST DATA CORPORATION
                                       ----------------------
                                             (Registrant)



Date:  August  8, 1997               By    /s/ Lee Adrean
       ----------------------           ---------------------------------
                                           Lee Adrean
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)



Date:  August 8, 1997                By    /s/ Richard Macchia
       ----------------------           ---------------------------------
                                           Richard Macchia
                                           Senior Vice President - Finance
                                           (Principal Accounting Officer)