Form 10-Q
period 1997-09-30
FIRST DATA CORP
filed 1997-11-13
CIK 883980

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended    SEPTEMBER 30, 1997
                                          ------------------
                                      OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                   to
                                       -----------------    -----------------

                        Commission file number  1-11073
                                                -------


                             FIRST DATA CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          DELAWARE                                             47-0731996
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)


         401 HACKENSACK AVENUE, HACKENSACK, NEW JERSEY             07601
         ---------------------------------------------           ----------
           (Address of principal executive offices)              (Zip Code)


    Registrant's telephone number, including area code    (201) 525-4700
                                                          --------------

                                 NOT APPLICABLE
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report.)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----     ----

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                              Number of Shares Outstanding
         Title of each class                     as of November 1, 1997
     ----------------------------             ----------------------------
     Common Stock, $.01 par value                     428,042,721

                            FIRST DATA CORPORATION

                                     INDEX
                                     -----
                                                                      PAGE
PART I.   FINANCIAL INFORMATION                                      NUMBER
                                                                     ------
Item 1    Consolidated Financial Statements:

          Consolidated Statements of Income for the
          three and nine months ended September 30, 1997 and 1996....    3

          Consolidated Balance Sheets at September 30, 1997
          and December 31, 1996......................................    4

          Consolidated Statements of Cash Flows for the
          nine months ended September 30, 1997 and 1996..............    5

          Notes to Consolidated Financial Statements.................    6


Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations..............   11


PART II.  OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K...........................   19

                            FIRST DATA CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                    (In millions, except per share amounts)
                                  (Unaudited)

                                      Three Months Ended September 30,   Nine Months Ended September 30,
                                      --------------------------------   -------------------------------
                                           1997             1996             1997            1996
                                         --------         --------         --------        --------
REVENUES
Operating revenues                       $1,278.3         $1,254.4         $3,839.8        $3,584.5
Other income                                 15.0              4.0             15.0             4.0
                                         --------         --------         --------        --------
                                          1,293.3          1,258.4          3,854.8         3,588.5
                                         --------         --------         --------        --------
EXPENSES
Operating                                   775.1            778.1          2,441.9         2,275.1
Selling, general & administrative           185.3            180.2            563.3           545.7
Restructuring, loss on business
    divestitures and impairment, net            -                -            211.6            16.3
Interest expense                             29.7             30.3             85.3            81.7
                                         --------         --------         --------        --------
                                            990.1            988.6          3,302.1         2,918.8
                                         --------         --------         --------        --------

Income before income taxes                  303.2            269.8            552.7           669.7

Income taxes                                109.2            103.2            250.9           257.5
                                         --------         --------         --------        --------

Net income                                 $194.0           $166.6           $301.8          $412.2
                                           ======           ======           ======          ======

Earnings per common share                   $0.42            $0.36            $0.66           $0.89
                                           ======           ======           ======          ======

See notes to consolidated financial statements.

                            FIRST DATA CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (In millions)
                                  (Unaudited)

                                                                         September 30,    December 31,
                         ASSETS                                              1997            1996
                                                                         ------------    ------------
Cash and cash equivalents                                                  $   419.6       $   271.7
Settlement assets                                                            8,024.9         7,461.5
Accounts receivable, net of allowance for doubtful accounts
  of $27.8 (1997) and $25.2 (1996)                                             912.5           958.1
Property and equipment, net                                                    766.8           757.1
Goodwill, less accumulated amortization
  of $465.1 (1997) and $409.6 (1996)                                         3,405.8         3,490.4
Other intangibles, less accumulated amortization
  of $402.3 (1997) and $336.8 (1996)                                         1,048.1         1,003.1
Other assets                                                                   535.1           398.2
                                                                           ---------       ---------
                                                                           $15,112.8       $14,340.1
                                                                           =========       =========
        LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Settlement obligations                                                   $ 7,938.1       $ 7,389.9
  Accounts payable and other liabilities                                     1,626.3         1,531.9
  Borrowings                                                                 1,692.6         1,261.4
  Senior convertible debentures                                                443.0           447.1
                                                                           ---------       ---------
      Total Liabilities                                                     11,700.0        10,630.3
                                                                           ---------       ---------

Commitments and contingencies

Put Options                                                                    119.3              --
                                                                           ---------       ---------
Stockholders' Equity:
  Common Stock, $.01 par value; authorized 600.0 shares,
    issued 448.9 shares (1997) and 448.9 shares (1996)                           4.5             4.5
    Additional paid-in capital                                               2,136.9         2,101.8
                                                                           ---------       ---------
    Paid-in capital                                                          2,141.4         2,106.3
    Retained earnings                                                        1,687.9         1,610.7
    Other                                                                       28.3            26.3
    Less treasury stock at cost, 14.4 shares (1997)
      and 0.9 shares (1996)                                                   (564.1)          (33.5)
                                                                           ---------       ---------
      Total Stockholders' Equity                                             3,293.5         3,709.8
                                                                           ---------       ---------
                                                                           $15,112.8       $14,340.1
                                                                           =========       =========

See notes to consolidated financial statements.

                            FIRST DATA CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In millions)
                                  (Unaudited)

                                                                               Nine Months Ended
                                                                                  September 30,
                                                                               ------------------
                                                                                1997       1996
                                                                               ------     -------
Cash and cash equivalents at beginning of period                              $ 271.7     $ 231.0
                                                                              -------     -------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                     301.8       412.2
 Adjustments to reconcile to net cash provided by operating activities:
      Depreciation and amortization                                             389.5       304.9
      Noncash portion of restructuring, loss on business
             divestitures and impairment, net                                   180.2         9.9
      Other noncash items                                                        (4.6)       11.6
      Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
          Accounts receivable                                                   (30.2)      (59.6)
          Other assets                                                          (32.5)      (54.2)
          Accounts payable and other liabilities                                 31.8       (34.3)
          Income tax accounts                                                   106.3       118.4
                                                                              -------     -------
              Net cash provided by operating activities                         942.3       708.9
                                                                              -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES
 Current year acquisitions, net of cash acquired                               (318.5)     (481.1)
 Payments related to other businesses previously acquired                       (57.8)      (40.3)
 Proceeds from dispositions, net of expenses paid                               262.9        11.2
 Additions to property and equipment, net                                      (210.7)     (300.7)
 Payments to secure customer service contracts, including outlays
      for conversion, and capitalized systems development costs                (208.7)     (171.3)
 Payments related to Western Union acquisition -
      Funding of assumed pension obligations for a suspended plan               (35.6)        ---
 Other investing activities                                                     (31.7)       10.1
                                                                              -------     -------
             Net cash used in investing activities                             (600.1)     (972.1)
                                                                              -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES
 Short-term borrowings, net                                                     319.0        86.6
 Issuance of long-term debt                                                     124.6       348.8
 Principal payments on long-term debt                                           (26.5)      (16.0)
 Proceeds from issuance of common stock                                         136.4       130.4
 Proceeds from sale of put options                                                2.9         ---
 Purchase of treasury shares                                                   (723.9)     (178.4)
 Cash dividends                                                                 (26.8)      (19.5)
                                                                              -------     -------
             Net cash (used for) provided by financing activities              (194.3)      351.9
                                                                              -------     -------

Change in cash and cash equivalents                                             147.9        88.7
                                                                              -------     -------

Cash and cash equivalents at end of period                                    $ 419.6     $ 319.7
                                                                              =======     =======

See notes to consolidated financial statements.

                            FIRST DATA CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. The accompanying consolidated financial statements of First Data Corporation ("FDC" or the "Company") should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1996. Significant accounting policies disclosed therein have not changed.

   The accompanying consolidated financial statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial position of the Company at September 30, 1997 and the consolidated results of its operations for the three and nine months ended September 30, 1997 and 1996 and cash flows for the nine months ended September 30, 1997 and 1996. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

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

   FDC recognizes revenues from its information processing services as such services are performed, recording revenues net of certain costs not controlled by the Company (primarily interchange fees and assessments charged by credit card associations of $361.3 million and $547.2 million for the three months ended September 30, 1997 and 1996, respectively and $1,142.7 million and $1,499.9 million for the nine months ended September 30, 1997 and 1996, respectively). The amounts for 1997 are less than 1996 due to the contribution of merchant contracts to alliances which are accounted for under the equity method of accounting by the Company.

2. During the first nine months of 1997, the Company completed dispositions of three business units, incurred an impairment charge and incurred restructuring charges involving most business areas, as detailed below.
   These activities, which are reported on the "Restructuring, loss on business divestitures and impairment, net" line in the Consolidated Statements of Income, resulted in a net pretax loss of $211.6 million. Because much of the impairment included in the charge is nondeductible goodwill for tax purposes, the tax benefit on this loss was only $24.3 million (an 11.5% effective rate) and the after-tax impact of these activities was to reduce net income by $187.3 million, or $0.40 per share, for the nine months ending September 30, 1997.

   During the first quarter of 1997 the Company completed the sale of its GENEX subsidiary, a workers' compensation cost containment business, for $70.0 million in cash resulting in a pretax gain of $50.5 million. Substantially offsetting the impact of the gain were restructuring charges of $46.4 million in the first quarter involving most business areas and including severance accruals for approximately 2,100 employees of $29.1 million, facility closure costs of $5.5 million and other exit costs of $11.8 million.

   On July 1, 1997 the Company completed the sale of its FIRST HEALTH Strategies and FIRST HEALTH Services businesses for cash proceeds of approximately $200 million and recorded a pretax loss on the divestiture of $93.8 million during

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (UNAUDITED)

   the quarter ending June 30, 1997. As a consequence of the Company's decision to divest these FIRST HEALTH business units, the future value of the remaining health care administration services businesses (EBP and VIPS) was diminished and, accordingly, the Company recorded impairment charges related to such businesses of $118.4 million and other exit related costs of $3.5 million. FIRST HEALTH Strategies and Services and GENEX represented, in the aggregate, approximately seven percent of FDC's total operating revenues in 1996 and a lesser percentage of net income in 1996.

   The 1996 first quarter results included a $16.3 million merger, restructuring and impairment charge, which reduced net income by $10.0 million ($.02 per share), related primarily to integration processes in certain of the Company's businesses in connection with the 1995 merger with First Financial Management Corporation ("FFMC").

   At September 30, 1997, total remaining accrued liabilities for the 1997 restructuring charges and FFMC merger related integration charges recorded in 1996 and 1995 were $61.1 million.

   In conjunction with its merchant alliance program strategy, the Company periodically sells some of its merchant portfolios. In September 1997, the Company completed the sale of merchant contracts for cash proceeds of $17.6 million and recorded a gain of $15.0 million which is reported as other income in the Consolidated Statements of Income.

3. FDC has guaranteed the $447.1 million of 5% senior convertible debentures issued by FFMC in December 1994. During the first nine months of 1997, debenture holders converted $4.1 million of debentures into 0.2 million shares of FDC common stock.

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

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (UNAUDITED)


                                      Three months ended    Nine months ended
                                      ------------------    -----------------
  For the periods ended September 30,      1997     1996      1997     1996
  -----------------------------------------------------------------------------
  (In millions)

  Revenues                                 $742.0  $744.4   $2,260.7  $2,060.3
  Restructuring, loss on business
    divestitures and impairment               ---     ---      179.7       0.2
  Income (loss) before income taxes         214.1   192.5      387.4     502.1
  Net income (loss)                         124.2   118.9      161.9     309.0


                                                September 30,      December 31,
                                                    1997               1996
  -----------------------------------------------------------------------------
  (In millions)

  Goodwill                                        $2,441.2            $2,650.8
  Total assets                                     5,689.8             5,741.7
  Borrowings                                           0.3                 0.8
  Senior convertible debentures                      443.0               447.1
  Total liabilities                                3,264.7             3,478.5


   On November 3, 1997, FDC issued a notice of redemption of all debentures outstanding on December 15, 1997. Debentures may be converted into shares of FDC common stock (based upon a conversion rate of $21.755 per share) through December 15. Any debentures not properly presented for conversion by the close of business on December 15 will be redeemed at 102% of face value. In anticipation of meeting the conversion requirements of the remaining $443.0 million of the senior convertible debentures, the Board of Directors authorized management to repurchase up to 20.4 million shares of FDC common stock. As part of this repurchase program, the Company sold put options representing a potential obligation at September 30, 1997 to buy back 2.76 million shares of its common stock at an aggregate price of $119.3 million, or an average price, net of put option proceeds, of approximately $41 per share.

4. Through the first nine months of 1997, the Company acquired all or a portion of several businesses. In April 1997 the Company acquired Consumer Credit Associates, a provider of online consumer credit reporting, for $84.9 million in cash (net of cash acquired). Also in April, the Company acquired a 50% ownership interest in CardService International, Inc., an electronic transaction service provider, for $60.0 million in cash. During the 1997 third quarter the Company exercised the option obtained in the second quarter to acquire the remaining interest in the Orlandi Valuta companies ("Orlandi"), a provider of U.S. to Mexico money transfer services. The Company paid a total of $67.2 million to acquire Orlandi. In addition, ten other businesses or ownership interests totaling $117.9 million in cash and stock were acquired which expanded FDC's markets and service offerings in its international card processing, data imaging, payment instruments, messaging, and collection businesses.

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (UNAUDITED)

   All current year acquisitions have been accounted for as purchases and their results are included with the Company's results from the effective date of each acquisition or have been accounted for using the equity method of accounting if the Company's ownership is not greater than 50%. No pro forma financial information with respect to the above acquisitions is presented as the aggregate impact is not material.

   Certain of the Company's acquisition agreements provide for additional consideration to be paid if the acquired entity's results of operations exceed certain targeted levels. Targeted levels are generally set substantially above the historical experience of the acquired entity at the time of acquisition. Such additional consideration is paid in cash and with shares of the Company's common stock, and is recorded as additional purchase price when earned. The maximum amount of contingent consideration on the above acquisitions is $65.0 million and one million shares of FDC common stock (payable through the year 2000).

5. The Company's commercial paper borrowings at September 30, 1997 were $795.0 million. In April 1997, FDC expanded the maximum amount of its commercial paper program and supporting banking facilities from $1.0 billion to $1.5 billion. In addition, the Company has $250.0 million available under its uncommitted bank lines.

   In April 1997, the Company also filed a shelf registration statement providing for the further issuance of debt and equity securities up to $750.0 million. In June, the Company issued a $125 million Medium-Term Note bearing interest at 6.61% with a three-year maturity, reducing the total available under its shelf registration to $875 million at September 30, 1997.

6. Earnings per common share amounts are computed by dividing net income amounts by weighted average common and common equivalent shares (when dilutive) outstanding during the period. All share and per share amounts have been retroactively restated for the November 1996 two-for-one stock split effected as a 100% stock dividend. Amounts utilized in per share computations are as follows:

                                       Three months ended     Nine months ended
                                       ------------------     -----------------
  For the periods ended September 30,      1997    1996          1997   1996
  -----------------------------------------------------------------------------
  (In millions)

  Weighted average shares outstanding:
    Simple weighted average shares         441.1   447.6        445.4   447.6
    Common stock equivalents                26.7    28.0         26.8    28.0
                                          ------  ------       ------  ------
                                           467.8   475.6        472.2   475.6
                                          ======  ======       ======  ======
  Earnings add back related to senior
  convertible debentures                  $  3.5  $  3.5       $ 10.5  $ 10.5


   Common stock equivalents consist of outstanding stock options, warrants and convertible debentures. The after-tax interest expense and issue cost amortization on the debentures is added back to net income when common stock equivalents are included in computing earnings per common share.

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (UNAUDITED)

7. In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), was issued and has a December 1997 effective date. At such time, the Company will change the method currently used to compute earnings per share and restate all prior periods. Under the new requirements, basic earnings per share will replace primary earnings per share and will not include the dilutive effect of convertible debentures and stock options. SFAS 128 has replaced fully diluted earnings per share with diluted earnings per share which includes the dilutive effect of the debentures and stock options. Under SFAS 128, basic and diluted earnings per share would have been the following:


                                Three Months Ended    Nine Months Ended
                                  1997       1996       1997      1996
                                 -----      -----      -----     -----
                     Basic       $0.44      $0.37      $0.68     $0.92
                     Diluted     $0.42      $0.36      $0.66     $0.89

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


STRATEGIC TRANSACTIONS

First Data Corporation ("FDC" or the "Company") continues to focus its resources on services related to payment transactions, emphasizing growth in three key areas: electronic commerce, information management and international expansion, as evidenced by the completion of several strategic transactions during 1997, including new business relationships, joint ventures, acquisitions and divestitures and restructuring activities.

Internationally, FDC signed a global credit card processing agreement with HSBC Holdings Plc. ("HSBC") to support its business in the Hong Kong market as well as to expand services to HSBC operations in London and the United States. This agreement will result in the establishment of an FDC card processing center in Hong Kong. FDC also acquired a major ownership interest in Negocios Informaticos, SA which provides bank and oil card processing in Spain, broadening FDC's presence in Europe. In August 1997, the Company completed the acquisition of Orlandi Valuta companies ("Orlandi"), a provider of U.S. to Mexico money transfer services. Certain Orlandi agents are allowed to sell Western Union branded services. In October 1997, FDC announced the signing of a long-term agreement with Lloyd's TSB Group Plc which extends and expands an existing processing relationship. The expanded agreement is expected to add approximately 4 million card accounts on file with conversion expected to occur by the end of the 1998 first quarter.

Domestically, FDC established or enhanced several key relationships, including signing a major agreement, during the first quarter, to provide bank card processing for BancOne following its announced acquisition of First USA and to joint venture with BancOne in providing services to the retail private label card market. This agreement will add several million BancOne accounts and allows FDC to retain the First USA processing business, though at pricing below the prior First USA processing agreement. In addition, the existing BancOne merchant alliance will continue under its present structure.

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

Also during the second quarter, the Company acquired a 50% interest in CardService International ("CSI"), a provider of electronic transaction services to more than 80,000 merchants nationwide. In April 1997, the Company acquired Consumer Credit Associates, Inc. ("CCA"), a provider of online consumer credit reporting services. CCA will operate as a unit of First Data Information Management Group, the Company's information management services business, and will be integral to the Company's plans to provide enhanced decision making and risk management products to credit grantors and other FDC clients.

In September 1997 the Company acquired Funds Associates Ltd., a provider of technical solutions for the financial services industry. Finally, the Company throughout 1997 has made several other small acquisitions to complement and enhance its product offerings in the international card processing, data imaging, messaging, collection and payment instruments businesses.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In connection with its efforts to focus on its core competencies in transaction and information processing, the Company divested three units of its health care administration services area during the first half of 1997. The Company completed the sale of its GENEX subsidiary, which provides workers' compensation cost containment and management services in February 1997. On July 1, 1997, FDC completed the divestiture of FIRST HEALTH Strategies and FIRST HEALTH Services which provide independent health care administration services such as claims administration and associated health care management services to the self-insured corporate and government markets.

In October 1997, the Company signed an agreement whereby another publicly traded insurance company will begin a process of renewing EBP policies on its own paper. Subject to regulatory approval, this transaction will allow EBP Life to begin the process of exiting the insurance business and will allow FDC to extract a majority of invested capital of approximately $85.0 million over the course of the next 12 to 24 months.

Lastly, the Company took first quarter restructuring actions involving most business areas. These actions consisted primarily of severing approximately 2,100 employees, certain facility closures and exiting other activities (which includes steps taken to downsize certain non-core businesses in line with planned revenue reductions). The benefits from these activities are expected to be realized in subsequent quarters and years.

RESULTS OF OPERATIONS

Operating revenues for the quarter ended September 30, 1997 were up 2.0% to $1.28 billion from $1.25 billion in the prior year quarter. Operating revenues for the nine months ended September 30, 1997 were up 7% to $3.84 billion, compared with $3.58 billion in the prior year period. Revenue growth in the quarter and the nine months ended September 30, 1997 was impacted by the divestitures of MoneyGram in late 1996, GENEX in February 1997 and FIRST HEALTH Strategies and FIRST HEALTH Services in July 1997. The Company's internal growth rate in revenues over the 1996 third quarter and nine month period (excluding the effects of acquisitions, divestitures and the refocus of EBP Life on a narrower target market) was 12% and 15%, respectively. Growth in existing businesses occurred both from the addition of new clients and strong underlying volume increases from existing clients. The Company's performance reflects continuing strong growth in the domestic card issuer and payment instruments business areas. Growth in domestic merchant processing revenue slowed as strong revenue growth in the regional bank alliances was partially offset by declines in business processed for other acquirers and in certain purchased portfolios with no active sales support. Merchant growth was also negatively impacted by the sale and transfer of business to the Chase alliance, which is reported using the equity method of accounting.

The Company derives revenues in its primary services areas principally on the number of accounts or transactions processed, a percentage of dollar volume processed, or on a combination thereof. Lesser amounts of revenue are generated from foreign currency exchange on money transfer transactions and sharing in investment earnings on fiduciary funds. The overall 1997 third quarter growth of FDC is demonstrated by the following key indicators (along with the percentage growth compared to third quarter 1996): 169.2 million total card accounts on file (24%), with domestic cards representing 150.0 million of the total (26%); $65.4 billion in domestic merchant dollar volume (20%), and money transfer transactions of 12.5 million (33%). These growth indicators are generally a continuation of the second quarter trend, producing the following 1997 nine month growth in key indicators (along with the percentage growth

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

compared to the 1996 period): $184.5 billion representing domestic merchant dollar volume (23%) and money transfer transactions of 34.4 million (36%). Certain 1996 quarter key indicators have been restated to conform to the current year classifications.

During the first quarter of 1997, the Company sold its GENEX subsidiary resulting in a pretax gain of $50.5 million. The Company also recorded restructuring charges in the first quarter totaling $46.4 million. On July 1, 1997, the Company completed the divestitures of its FIRST HEALTH Strategies and FIRST HEALTH Services businesses and recorded a 1997 second quarter pretax loss of $93.8 million. These three business entities represented approximately 7% of the Company's consolidated operating revenues for 1996 and a lesser percentage of consolidated earnings. As a consequence of the Company's decision to divest of these FIRST HEALTH business units, the future value of the remaining health care administration services businesses was diminished and, as a result, the Company recorded impairment charges related to such businesses of $118.4 million and other exit related costs of $3.5 million. In October 1997, the Company signed an agreement, subject to regulatory approval, which provides an exit strategy for EBP Life's remaining insurance business.

These transactions have been included in the "Restructuring, loss on business divestitures and impairment, net" line on the Company's Consolidated Statements of Income. Primarily because much of the impairment charge is nondeductible goodwill for tax purposes, the tax benefit on these activities was only $24.3 million for the nine month period. As a result, the above items reduced 1997 nine month earnings by $187.3 million ($0.40 per share). In the first quarter of 1996, the Company recorded a $16.3 million merger, restructuring and impairment charge, which reduced net income by $10.0 million ($0.02 per share), related primarily to integration processes in certain of the Company's businesses associated with the 1995 FFMC merger.

Operating expenses for the 1997 third quarter remained flat as compared to the prior year's third quarter, while operating revenues increased 2% for the same time period. Operating expenses and operating revenues for the nine months ended September 30, 1997 increased 7% as compared to the same period in the prior year. These comparisons would be more favorable as revenue growth is negatively impacted by the conversion of American Express Travel Related Services ("TRS") payment products sold and managed by the Company to FDC's own payment products line largely during the latter half of 1996 and first half of 1997. Although settlement assets relating to the sale of TRS payment products were largely invested in tax-exempt securities, TRS compensated the Company on a pre-tax equivalent basis. The conversion to the Company's own payment products and investment of settlement assets in tax-exempt securities, while having no impact on net income, lowered the Company's revenue growth rate and effective tax rate in 1997.

Selling, general and administrative expenses for the quarter ended September 30, 1997 increased to $185.3 million, up 3% from $180.2 million in 1996. These same expenses for the nine months ended September 30, 1997 increased to $563.3 million, up 3% from $545.7 million in the prior year period. The increase is primarily attributable to increased selling costs and start-up costs of the

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

First Data Information Management Group and higher sales and advertising costs in the payment instruments business. These increases were partially offset by lower selling costs due to the MoneyGram divestiture and lower general and administrative costs across most business units, including corporate.

Interest expense for the quarter decreased 2% to $29.7 million versus $30.3 million in 1996 primarily due to lower average borrowings during the period.

FDC's 36.0% effective income tax rate for the third quarter decreased 2.2 percentage points from the prior year's third quarter. This decrease is substantially due to higher nontaxable interest income on settlement assets in 1997 caused by the shift from TRS payment products, as previously discussed. FDC's year to date effective tax rate increased 7.0 percentage points to 45.4% due to the FIRST HEALTH Strategies and FIRST HEALTH Services divestiture and the related impairment charges which were largely nondeductible for tax purposes.

Net income rose 16% to $194.0 million in the quarter ended September 30, 1997 compared with $166.6 million in the prior year quarter and net income margins increased to 15.0% from 13.2%. The Company reported net income of $301.8 million for the nine months ended September 30, 1997. Year-to-date net income in 1997 (before the restructuring, loss on divestitures and impairment charge) increased 15.9% to $489.1 million from $422.2 million for the same period in 1996 and net income margins increased to 12.7% from 11.8%.

The Company reported earnings per common share of $0.42 for the 1997 third quarter and $0.66 for the nine months ended September 30, 1997. Excluding the above mentioned charges, earnings per share would have increased 16.5% to $1.06 for the nine months ended September 30, 1997, from $0.91 for the same period in 1996.

FORWARD LOOKING STATEMENT

The Company has provided estimates of its 1997 earnings in its annual report and subsequent press releases. After reviewing current results and expectations, the Company is revising this outlook and expects earnings for the year to be in the range of $1.51-$1.56 per share (exclusive of any loss from divestitures and related impairment charges during 1997). The revised outlook reflects the lower current rate of revenue growth in domestic merchant processing, the absence of sustained growth in certain non-core businesses and the level of investment being made in the development of new services. In addressing these causes of lower earnings, the Company is actively evaluating certain slow growing, non-core businesses which may result in their divestiture, if market conditions permit an orderly sale at terms acceptable to the Company.

All forward looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties which could cause actual events or results to differ materially from those projected.

Important factors upon which the Company's forward-looking statement is premised include the following:

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

 . Continued growth at rates approximating recent levels for card-based payment transactions, consumer money transfer transactions, and other product markets. . Successful implementation and achievement of expected growth of the U$A Value
  Exchange program and other information product initiatives.
 . Absence of consolidation among client financial institutions or other client groups which has a significant impact on FDC client relationships.
 . Successful management of pricing pressures through cost efficiencies.
 . Continuation of the existing interest rate environment, avoiding increases in agent fees related to a portion of the Company's payment instruments business and in the Company's short-term borrowing costs.
 . Absence of significant changes in retail foreign exchange spreads on retail money transfer transactions, particularly between the United States and Mexico.

Variations from these assumptions or failure to achieve these objectives could cause results to differ from those projected in the forward looking statement. Due to the uncertainties inherent in forward looking statements, readers are urged not to place undue reliance on these statements. In addition, FDC undertakes no obligation to update or revise forward looking statements to reflect changed assumptions, the occurrence of unanticipated events, or changes to projections over time.

CAPITAL RESOURCES AND LIQUIDITY

FDC continues to generate significant cash flow from operating activities, aggregating $942.3 million for the nine months ended September 30, 1997. This cash flow was produced primarily from net income of $301.8 million, depreciation and amortization of $389.5 million, other noncash charges totaling $175.6 million (primarily the impairment charges and net loss on divestitures of business units) and a net decrease in working capital items. FDC utilized this cash flow to reinvest in its existing businesses, to fund treasury stock purchases and to contribute to the financing of business expansion.

FDC reinvests cash in its existing businesses primarily to expand its processing capabilities through property and equipment additions and to establish customer processing relationships through initial contract payments and costs for conversion and systems development. These cash outlays decreased to $419.4 million for the nine months ended September 30, 1997 compared with $472.0 million in the same 1996 period. Also, the Company is incurring significant expenditures to ensure that all processing systems are Year 2000 compliant and anticipates Year 2000 expenses in the range of $30.0 million to $40.0 million in 1997 with continuing expenditures occurring in 1998.

Overall, FDC's operating cash flow for the nine months of 1997 exceeded these nonacquistion investing activities by $522.9 million. Additionally, the Company received cash of $70.0 million in the first quarter and approximately $200 million in the third quarter from the GENEX and FIRST HEALTH divestitures, respectively. These cash sources contributed to funds utilized for acquisitions and treasury stock purchases.

Year-to-date cash outlays for acquisitions in 1997 totaled $318.5 million consisting of a $60.0 million payment to purchase a 50% interest in CSI, an electronic transaction service provider; an $84.9 million payment to purchase CCA, a provider of online consumer credit reporting; a $67.2 million payment to

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

purchase Orlandi Valuta, a U.S.-Mexico money transfer business; and $106.4 million for nine other businesses expanding the Company's international card processing, data imaging, payment instruments and collection businesses. The Company also paid $41.6 million relating to businesses previously acquired and $16.2 million relating to certain of its alliance programs with bank clients in merchant processing. In addition, the Company funded $35.6 million of its assumed pension obligations for the Western Union suspended defined benefit plan.

Net cash used for financing activities for the nine months ended September 30, 1997 was $194.3 million due primarily to treasury stock repurchases relating to the buy-back program discussed below ($723.9 million), partially offset by increased short-term borrowings, the June 1997 issuance of a $125 million Medium-Term note and proceeds from option exercises and related tax benefits totaling $136.4 million.

In May, the Company's Board of Directors authorized management to repurchase up to 20.4 million shares of FDC common stock in anticipation of meeting the conversion requirements of $443.0 million in senior convertible debentures which were guaranteed by FDC following the 1995 merger with FFMC. On November 3, 1997, FDC issued a notice of redemption of all debentures outstanding on December 15, 1997. Debentures may be converted into shares of FDC common stock (based upon a conversion rate of $21.755 per share) through December 15. Any debentures not properly presented for conversion by close of business on December 15 will be redeemed at 102% of face value. As of September 30, 1997, 13.3 million shares have been repurchased for this purpose. During October 1997, the Company purchased an additional 4.3 million shares. As part of the Company's authorized stock repurchase program for the future conversion of senior convertible debentures, the Company has sold put options representing a potential obligation to buy back 2.76 million shares of common stock at an aggregate price of $119.3 million or an average price, net of put option proceeds, of approximately $41 per share. Considering the outstanding put obligations and the shares already purchased, the Company has sufficient shares to meet the conversion requirements of the senior convertible debentures.

The above repurchases during the nine month period ended September 30, 1997 are in addition to the Company's 5.0 million shares of common stock purchased during 1997 in the open market and used in conjunction with certain employee benefit plans pursuant to a formal ongoing plan approved by FDC's Board of Directors.

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

Included in cash and cash equivalents on the Consolidated Balance Sheet at September 30, 1997 is $70.0 million related to required investments of cash in connection with the Company's merchant card settlement operation, and additional amounts used to support the operations of certain business areas; the remainder is available for general corporate purposes. Also, FDC has available short-term borrowing capability of $955.0 million at September 30, 1997 under the Company's commercial paper program and through its uncommitted bank credit lines.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Stockholders and Board of Directors
First Data Corporation


We have reviewed the accompanying consolidated balance sheet of First Data Corporation as of September 30, 1997, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 1997 and 1996, and the consolidated statements of cash flows for the nine-month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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


New York, New York
November 11, 1997

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

         12       Computation of Ratio of Earnings to Fixed Charges

         15 Letter from Ernst & Young LLP Regarding Unaudited Interim Financial Information

         27.1     Financial Data Schedule (for SEC use only)


   (b)   Reports on Form 8-K
         -------------------

         Item 5, Form 8-K, dated October 22, 1997, reporting the registrant's "forward looking statements".

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FIRST DATA CORPORATION
                                       ----------------------
                                            (Registrant)



Date:  November 13, 1997               By /s/ Lee Adrean
       -----------------                  --------------
                                          Lee Adrean
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)


Date:  November 13, 1997               By /s/ Richard Macchia
       -----------------                  -------------------
                                          Richard Macchia
                                          Senior Vice President - Finance
                                          (Principal Accounting Officer)