Form 10-K405
period 1997-12-31
FIRST DATA CORP
filed 1998-03-20
CIK 883980

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM      TO
                                  ------   ------

                        COMMISSION FILE NUMBER 1-11073

                               ----------------
                            FIRST DATA CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                       47-0731996
        (STATE OR OTHER JURISDICTION                          (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

              401 HACKENSACK AVENUE, HACKENSACK, NEW JERSEY 07601
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                (201) 525-4700
              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

                               ----------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

      TITLE OF EACH CLASS         NAME OF EACH EXCHANGE ON WHICH REGISTERED
      -------------------         -----------------------------------------
COMMON STOCK                      NEW YORK STOCK EXCHANGE
 (PAR VALUE $.01 PER SHARE)

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  Common shares of the registrant outstanding at February 2, 1998 were 448,957,141. The aggregate market value, as of February 2, 1998 of such common shares held by non-affiliates of the registrant was approximately $13.87 billion. (Aggregate market value estimated solely for the purposes of this report. This shall not be construed as an admission for the purposes of determining affiliate status.)

                      DOCUMENTS INCORPORATED BY REFERENCE

   Part III: Portions of Registrant's Proxy Statement relating to the Annual
              Meeting of Stockholders to be held on May 13, 1998

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL



  First Data Corporation ("FDC" or "the Company") operates in a single business segment providing high-quality, high-volume information processing and related services to several market sectors. The Company has focused on its services related to payment transactions (which include transaction card issuer services, merchant card and check processing services, and processing services related to payment instruments), representing approximately 80% and 70% of FDC's revenues in 1997 and 1996, respectively. In this area, the Company is emphasizing growth in electronic commerce, information management and international opportunities, as evidenced by its 1997 activities described below.



  FDC's business strategy is to generate recurring revenue by developing long-term contractual relationships with clients who have decided to outsource various transaction and information processing services. The Company's training and development efforts for its managers and service representatives are focused on the "lifetime value" of these client relationships. FDC's ongoing objective is to promote client retention and loyalty by providing services of superior quality that consistently exceed client expectations. Specifically, FDC focuses on a "service-profit-chain" model, whereby the Company's growth and profitability are linked to satisfied and loyal employees who deliver services of exceptional quality that promote the success of their clients.



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



  FDC's operations in the United States provide the vast majority of the Company's transaction processing services, and generate a substantial majority of FDC's revenues and earnings. Currently, FDC's processing units in the United Kingdom and Australia represent the Company's only foreign operations of significance. Excluding these two foreign units, domestic facilities process substantially all money transfer, merchant card and merchant check acceptance transactions that are settled outside of the United States.



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



Strategic Transactions and Developments

  Domestically, FDC established or enhanced several key relationships, including signing an agreement, during the first quarter, to provide bank card processing for Banc One following its announced acquisition of First USA. This agreement has added approximately six million Banc One accounts and allows FDC to retain the First USA processing business, though at pricing below the prior First USA processing agreement. In addition, the existing Banc One merchant alliance will continue under its present structure.

  During the second quarter, the Company announced the formation of MSFDC, a joint venture with Microsoft Corporation which furthers FDC's role in the evolving electronic commerce market. In 1998, MSFDC plans to introduce a service that enables companies to use the Internet to send bills to and receive payments from consumers.

  Also during the second quarter, the Company acquired a 50% interest in CardService International ("CSI"), a provider of electronic transaction services to more than 80,000 merchants nationwide. In April 1997, the Company acquired Consumer Credit Associates, Inc. ("CCA"), a provider of online consumer credit reporting services. CCA operates as a unit of First Data Information Management Group, the Company's information management services business, and will further the Company's plans to provide enhanced decision making and risk management products to credit grantors and other FDC clients.

  Internationally, FDC signed a global credit card processing agreement with HSBC Holdings plc. ("HSBC") to support business in the Hong Kong market as well as to extend and expand services to HSBC operations in the United Kingdom and the United States. This agreement will result in the establishment of an FDC card processing center in Hong Kong. FDC also acquired an ownership interest in Negocios Informaticos, SA which provides bank and oil card processing in Spain, broadening FDC's presence in Europe. In August 1997, the Company completed the acquisition of Orlandi Valuta companies ("Orlandi"), a provider of U.S. to Mexico money transfer services. In October 1997, FDC announced the signing of a long-term agreement with Lloyd's TSB Group Plc which extends and expands an existing processing relationship. The expanded agreement is expected to add approximately 4 million card accounts on file with conversion expected to occur by the end of the 1998 second quarter.

  Finally, throughout 1997 the Company has made several other small acquisitions to complement and enhance its product offerings in the international card processing, data imaging, messaging and payment instruments businesses and has expanded the scope of its bank alliance program through the addition of TeleCheck Services as a partner in the program.

  In connection with its efforts to focus on its continuing businesses in transaction and information processing, the Company divested four units during 1997, three of which were in the health care administration services area, and in January 1998 announced its intention to divest another. The Company completed the sale of its GENEX subsidiary, which provides workers' compensation cost containment and management services, in February 1997. On July 1, 1997, FDC completed the divestiture of FIRST HEALTH Strategies and FIRST HEALTH Services which provide independent health care administration services, such as claims administration and associated health care management services, to the self-insured corporate and government markets. On December 31, 1997, the Company completed the sale of its Nationwide Credit subsidiary, a provider of debt collection and accounts receivable management services. In December 1997, the Company signed an agreement whereby a publicly traded insurance company will begin a process of renewing insurance policies issued by EBP Life Insurance Company, Inc. ("EBP Life") on its own paper. This transaction will allow EBP Life to begin the process of exiting the insurance business and will allow FDC to extract a majority of invested capital of approximately $85.0 million over the course of the next 12 to 24 months. Collectively, the four divested units and EBP Life represented approximately 6%, 12% and 13% of total revenues for 1997, 1996 and 1995, respectively.

  In January 1998, the Company announced its intent to sell First Image, its imaging and document management business, and sold its NTS transportation-services unit ("NTS"). These two units represented 6% of total revenues for 1997 and 5% of total revenues for 1996 and 1995, respectively. NTS provides transaction services related to fund transfers, fuel purchases and permits to the trucking industry. In conjunction with the sale of NTS, FDC simultaneously purchased (from the company that acquired NTS) a gaming services business which provides credit card, debit card and money transfer services to gaming establishments and their customers.


  Lastly, the Company took restructuring actions in the first quarter of 1997 involving most business areas. These actions consisted primarily of severing approximately 2,100 employees, closing certain facilities and exiting other activities.



SERVICE AREAS

Domestic Card Issuer Services


  FDC's Card Services Group ("FDCSG"), with its principal operating facilities in Omaha, Nebraska, provides a comprehensive line of products and processing and related services to financial institutions issuing VISA and MasterCard credit cards, debit cards and oil company and retail store credit cards. Financial institution clients include a wide variety of banks, savings and loan associations and credit unions. First Data Issuer Services provides back-office support through application processing, chargeback services, credit and customer support, and delinquent account processing, including pre-chargeoff collection outsourcing services. The First Data Information Management Group provides information and solutions to the financial, retail, collections and insurance industries, including customized card promotion services, target marketing and credit risk decision modeling services. The Company expanded its product offerings during 1997 in the Information Management Group through the acquisition of CCA, which provides consumer credit information products and decision-making tools for credit and risk management. Collectively, these services constituted approximately 22% of the Company's total revenues in 1997, 18% in 1996 and 16% in 1995.



  In addition to growth in existing clients' card accounts on file, several new card issuing clients were converted onto FDCSG's processing systems in 1997, which was the principal reason for the 18% increase in the Company's total card accounts on file. Card accounts on file at year end 1997 (including FDCSG's card issuing business in the United Kingdom) were 180 million, compared with 153 million and 121 million, respectively, at December 31, 1996 and 1995. These amounts exclude certain card accounts for which FDCSG provides limited services.



  Full-service outsourcing involves providing card issuing clients with the complete infrastructure for a credit card program including credit application services, account management and customer service. Processing services include embossing, transaction reporting, settlement and billing, and certain security and related services. The Company has the capability to provide a full array of services throughout the period of each card's use, starting from the moment a card issuing client accepts an application for a transaction card. FDCSG is able to monitor the status of the cardholder's application throughout the approval process and to provide a means for "scoring" the application using criteria furnished by the client. The Company's in-house embossing facility can issue cards for new accounts and at renewal dates (established by the client) for existing card accounts. FDCSG's fraud management services monitor the unauthorized use of cards which have been reported to be lost, stolen, or which are exceeding credit limits. The Company's fraud detection systems help identify fraudulent transactions by monitoring each cardholder's purchasing patterns and flagging unusual purchases. In addition, the Company will coordinate with the efforts of investigative and enforcement authorities (at the card issuing client's request) in preventing unauthorized card use. Billing statements are prepared and mailed directly to cardholders using the Company's in-house mail facility. Examples of other service offerings include cardholder database analysis, cardholder behavior scoring, customized communications to cardholders and proprietary oil card processing services.



  Revenues for card issuing services are derived from fees payable under contracts that primarily depend on the number of accounts or transactions processed. FDCSG provides over one hundred transaction-based services which are separately priced and negotiated with clients. Most contracts provide for the payment of minimum annual processing fees, payable without regard to transaction volume, and for price increases during the contract term. In some instances, FDC may make an advance payment to a client upon the signing of a processing contract with the Company. FDC makes these payments to compensate new clients for dedicating the resources to change service providers or to outsource an internal service function.



Domestic Merchant Processing Services


  First Data Merchant Services ("FDMS"), is the largest provider of merchant credit and debit card transaction processing services in the United States. Services include authorization, transaction capture, settlement, chargeback handling, and Internet-based transaction processing. The substantial majority of these services pertain to transactions in which payment is made through MasterCard or VISA bank cards. TeleCheck provides check guarantee and check verification services. Check guarantee services involve buying the approved check at face value from the merchant if it is subsequently dishonored, subject to a pre-established maximum. Check verification services help merchants reduce bad check write-offs and control the costs of check acceptance by providing access to payment databases and activity monitoring systems. These services allow merchants to maintain a liberal check acceptance program to increase sales and profits. The percentages of FDC's revenues from these services were 25%, 23%, and 22%, respectively, during the years ended December 31, 1997, 1996 and 1995.



  A key element of FDC's strategy in the merchant processing area involves joint-venture alliances with bank partners. Under this program, FDC and a bank create a joint venture into which merchant contracts are contributed. FDMS benefits by continuing to provide point-of-sale card processing for the contributed merchants and new merchants signed up by either the bank's or the
venture's dedicated sales force.   The bank benefits by maintaining the merchant
banking relationship. Alliance partner banks provide cash clearing and settlement functions, while FDC provides card processing and certain back-office functions. Earnings from the joint venture are split according to percentage ownership of FDC and its bank partner. FDMS has contributed a significant portion of its merchant contract relationships into the bank alliances, with 12 participating banks currently in the program. In 1998, the Company intends to move its remaining owned and managed merchant contracts into its alliances.



  FDMS's revenues are generated from fees charged for full service merchant processing performed directly for merchants and for the alliances, and fees are based on a percentage of dollar volume processed or on a per-transaction basis. The Company provided full service merchant card processing on transaction dollar volume totaling $259 billion in 1997, compared with $215 billion in 1996, and
$144 billion in 1995.   Merchant transactions processed totaled 5.4 billion in
1997, compared to 4.8 billion in 1996 and 3.7 billion in 1995. Fees charged to customers for check guarantee services are generally based on the dollar volume of transactions processed, whereas verification fees are based on the number of transactions. TeleCheck also offers collection services in conjunction with its check verification services.



  The Company's primary merchant card processing centers are located in Hagerstown, Maryland and Sunrise, Florida with additional volumes of merchant card transactions being processed at FDCSG's card issuing processing center in Omaha, Nebraska. These centers support merchant electronic cash registers and dial up point-of-sale authorization and draft capture terminals. Virtually all of FDCSG's credit card authorizations are performed electronically, with responses to customers typically in less than ten seconds. Also, voice authorization services are provided to merchants without electronic authorization capabilities and in the event that electronic authorization capabilities are interrupted. Transaction information is transmitted electronically through the MasterCard and VISA networks, and may be posted to a cardholder account maintained by FDC's card issuing services area.



  The Company provides its card processing services for merchant clients under agreements as an agent for sponsoring member banks in the VISA and MasterCard systems, as required by their rules. Starting in June 1993, FDMS began providing a portion of its services under an agreement as agent for and in conjunction with its subsidiary First Financial Bank ("FFB"), a special purpose credit card bank formed for the primary purpose of supporting certain of the Company's merchant credit card processing and settlement operations. In connection with the formation of a merchant processing alliance with Chase Manhattan Bank (Chase Merchant Services) in 1996, FFB's activity will decrease during 1998 as the merchant contracts contributed to the alliance are transferred to Chase Merchant Services' processing system. Chase will be the primary processing agent for the clearing and settlement of credit card-based merchant transactions now handled by FFB.



  In January 1998, FDC acquired the Gaming Services unit of Ceridian Corporation, and, in a simultaneous transaction, Ceridian acquired substantially all of the Company's NTS transportation services unit. This new subsidiary, named First Data Financial Services, provides a full range of funds transfer and other services to gaming establishments and their patrons. First Data Financial Services will complement and enhance TeleCheck's product offerings to the gaming industry.



International Card Services


  Currently, FDC's operations in the United Kingdom and Australia are the Company's principal processing facilities located outside the United States.
FDC is the largest third-party provider of card processing services in the United Kingdom, with over 16 million card accounts on file at December 31, 1997. As mentioned earlier, FDC is increasing its services in the United Kingdom by signing a long-term agreement with Lloyd's TSB Group Plc. Services provided generally mirror the Company's domestic card issuing and merchant processing services provided to financial institutions. The Company also provides third-party bankcard processing servicing Mexico and portions of Latin America. In addition, FDC operates the largest independent funds transfer network in Australia, providing funds transfer, debit card and automated teller machine services. The network extends to all of Australia's principal cities, and is used primarily by credit unions, banks and building societies. As noted above, during 1997 the Company expanded its international presence through the acquisition of an ownership interest in Negocios Informaticos, SA which provides bank and oil card processing in Spain, and signing a global credit card processing agreement with HSBC to support its business in the Hong Kong market as well as to expand services to HSBC operations in London and the United States. The HSBC agreement will result in the establishment of an FDC card processing center in Hong Kong.



  The percentages of FDC's revenues from these services were 5% for each of the three years ended December 31, 1997.



Payment Instruments


  FDC is the leading provider of nonbank money transfer and bill payment services, utilizing an agent network of over 26,000 domestic and 17,000 international agent locations to provide payment instrument transaction services to consumers in over 150 countries. The primary market for these services is comprised of people who periodically need to send or receive cash quickly to meet emergency situations, to send funds to family in other locations or to use nonbank financial services to pay bills or meet other obligations. Payment instruments revenues are generated primarily from consumer money transfers, bill or debt payment money transfers, money orders and official checks. Official checks serve as an alternative to a bank's own disbursement items such as teller's or cashier's checks. Payment instrument transactions totaled 502 million in 1997, compared to 458 million in

1996, and 401 million in 1995. However, transaction counts are not necessarily indicators of revenue growth as revenue per transaction varies greatly among the Company's product offerings.



  The Company derives its revenues from transaction processing fees and from the investment of funds received by FDC from the sale of payment instruments (primarily official checks and money orders), net of commissions paid to certain
selling agents.   These investments are the primary component of settlement
assets on the Company's consolidated balance sheets. On a pretax equivalent basis, payment instrument revenues comprised 26% of FDC's total revenues in 1997, compared with 23% in 1996 and 20% in 1995.



  Prior to April 1997, a portion of FDC's payment instrument services was generated from official checks, money orders and money transfers issued under an agreement with an entity affiliated with American Express Company ("American Express"). Under the agreement, FDC earned transaction fees paid by the selling agents and net earnings on the investment securities, with such amounts totaling approximately 1% of the Company's operating revenues in 1997, 5% in 1996, and 6% in 1995. The Company managed this business and indemnified American Express against any losses in connection with this business, thus assuming the risks and rewards of ownership. Accordingly, the assets and liabilities related to these transactions are included with settlement assets and obligations on the Company's consolidated balance sheets. FDC began issuing payment instruments under its own name in 1994, and completed the phase out of those issued under the American Express name in 1996 and 1997 (utilizing the well recognized Western Union name extensively). Settlement assets related to the American Express branded payment instruments represented approximately 4% of FDC's settlement assets at December 31, 1997, compared with 24% at December 31, 1996 and are expected to continue declining as the instruments issued under the American Express name are cashed or otherwise settled.



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



  During 1997, the Company expanded its money transfer product offerings to the Mexican market through the acquisition of Orlandi, a provider of U.S. to Mexico money transfer services. Certain Orlandi agents are selling Western Union branded services in addition to Orlandi's own products and services.



  FDC offers bill payment services to utility companies, collection agencies, finance companies and other financial institutions. The debtor pays a transaction fee to settle their account via a money transfer initiated at an agent location, with the Company's commercial client benefiting from a convenient collection tool that results in immediately available funds.

Investment Processing Services



  First Data Investor Services Group ("FDISG"), based in Westborough, Massachusetts, provides a variety of back-office processing services to the mutual fund industry, including transfer agent services, fund administration and accounting services, fulfillment and proxy services, and retirement account record keeping and transaction services. The Company markets these services to mutual fund organizations, banks and other investment organizations desiring to outsource one or more of their back-office processing functions. The percentages of FDC's operating revenues from these services were 5% in both 1997 and 1996 and 6% in 1995.



  Transfer agent services principally consist of annual fees paid in monthly installments based on the number of shareholder accounts. The number of mutual fund shareholder accounts serviced by FDISG totaled 17.2 million at December 31, 1997, 15.1 million at December 31, 1996, and 13.3 million at December 31, 1995. Revenues received by FDISG for fund administration and accounting services primarily consist of annual fees paid in monthly installments based on mutual fund asset levels. Mutual fund assets serviced at December 31, 1997 totaled $572 billion, compared with $429 billion and $360 billion, respectively, at December 31, 1996 and 1995. Fees for printing, mailing and proxy solicitations are charged by volume for each job, whereas retirement plan servicing fees consist of monthly billings based on contractual agreements, the number of plan participants or asset levels.



Specialty Services


  FDC has a variety of services that complement its transaction processing service areas. Collectively, these services accounted for approximately 7% of FDC's revenues in both 1997 and 1996, compared with 16% in 1995. On December 31, 1997, the Company completed the divestiture of its Nationwide Credit subsidiary, which provides debt collection and accounts receivable management services. In January 1998, the Company announced its intention to divest its First Image Management Company division, which provides information management services, including data capture, data imaging, micrographics, electronic database management, and output printing and distribution.



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






Health Care Administrative Services



  FDC divested substantially all of its health care administrative services businesses during 1997. These businesses comprised approximately 3% of the Company's revenues in 1997, 7% in 1996 and 8% in 1995.


MARKETING


  FDC markets its services through a variety of channels including direct solicitation and general advertising. The Company's employees are utilized in the direct solicitation of new clients and the cross-selling of additional FDC services to existing clients. Direct sales efforts by both Company employees and bank alliance partner employees in the domestic merchant processing services area have been effective in signing new merchant clients in the past few years.



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



SYSTEMS DEVELOPMENT AND YEAR 2000 REMEDIATION


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


  Most of the Company's business units are faced with "Year 2000" remediation issues. Many computer programs were written with a two digit date field and if these programs are not made Year 2000 compliant, they will be unable to correctly process date information on or after the Year 2000. While these issues impact all of the Company's data processing systems to some extent, they are most significant in connection with various mainframe "legacy" computer programs. Moreover, remediation efforts go beyond the Company's internal computer systems and require coordination with clients, vendors, government entities and other third parties to assure that their systems and related interfaces are compliant. Given the different computer systems operated by the Company's business units, the type and extent of the Year 2000 issues and the cost of remediation vary significantly among the Company's business units. Failure to achieve timely remediation of business units' computer systems that process client information and transactions would have a material adverse effect on the Company's business, operations and financial results.


  In response to the Year 2000 concerns, the Company created a Year 2000 Task Force to coordinate and monitor the business units' progress in their Year 2000 remediation efforts. The Task Force reports directly to the Company's executive management and also provides regular reports to the Board of Directors. In addition, at the direction of the Audit Committee of the Board of Directors the Company engaged the Gartner Group to provide an independent analysis and assessment of its Year 2000 remediation efforts. The Gartner Group provides regular progress reports to executive management and the Board of Directors and regularly meets with the Audit Committee to discuss its reports.


  The Company's plans call for all mission critical systems to be renovated and compliance testing underway by the end of 1998. Acceptance testing with clients and other third parties will take place between late 1998 and mid-1999 with time frames differing by business unit. Completion of all third party interface testing is dependent upon those third parties completing their own internal remediation. The Company could be adversely affected to the extent third parties with which it interfaces have not properly addressed their Year 2000 issues.

  In 1997, the Company spent approximately $32 million on its Year 2000 remediation efforts. The Company currently anticipates expenditures for Year 2000 remediation efforts and testing in the range of $75 million to $90 million in 1998 and in the range of $35 million to $45 million in 1999.


  The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.



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



  Certain activities of FDMS are subject to examination and regulation related to merchant credit card processing. In addition, FFB acts as a sponsor to and clearing bank for a portion of the Company's merchant card processing business. FFB is subject to examination and regulation by the Georgia Department of Banking and Finance ("GDB&F") and applicable federal regulatory agencies, including the Federal Deposit Insurance Corporation ("FDIC") which approved FFB's application for FDIC deposit insurance in 1993. FFB must maintain certain minimum capital ratios imposed by the GDB&F and FDIC and operates under certain activity limitations under the Federal Bank Holding Company Act, as amended. In addition, FFB and FDMS continue to be subject to rules of the VISA and MasterCard organizations, including a requirement that FFB maintain adequate capital (currently $85.3 million) based on the merchant credit card processing volume settled through FFB. Finally, each corporate entity in the chain of ownership of FFB (e.g., FDMS and FDC) is a bank holding company under Georgia law and is subject to certain examination, reporting, registration and capital requirements.



  Most states license issuers of payment instruments and many require, among other things, that proceeds from the sales of such instruments be invested in high-quality marketable securities prior to the settlement of the transactions. Such licensing laws also may cover matters such as regulatory approval of agent locations and the filing of periodic reports by the licensee. The Company is required to obtain and maintain licenses to conduct such operations, which generally require the Company or the licensed subsidiary to demonstrate and maintain levels of net worth and/or liquidity. In addition, the Company's services related to money transfers also are regulated at the state level by banking commissions or similar authorities.



  Certain of the Company's services are governed by the Fair Credit Reporting Act and the Fair Debt Collection Practices Act, with regulatory authority delegated to the Federal Trade Commission.



  FDC's investment processing services area also is subject to federal securities laws relating to, among other things, the regulation of transfer agents.



  EBP Life is licensed throughout the United States as a life and health insurance company, and is subject to the insurance laws and regulations of Oklahoma (where it is domiciled). These laws and regulations include requirements of the entity to maintain minimum capital and surplus ratios and minimum reserves. Regulations also require the filing of annual and other reports related to the insurance entity's operation and financial condition.



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



  FDC's Information Management Group competes with national credit reporting agencies and other national information database companies.



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



EMPLOYEES AND LABOR RELATIONS


  At December 31, 1997, the Company employed approximately 36,000 employees, over 94 percent of whom were full-time employees. About 25% of FDC's approximately 2,000 employees in the United Kingdom are members of the Banking Insurance & Finance Union. In addition, Western Union has two three-year labor contracts (expiring August 6, 2000) with the Communications Workers of America, AFL-CIO and its local 1177, representing approximately 1,100 employees. The Company's employees are not otherwise represented by any labor organization. The Company believes that its relations with its employees and the labor organizations identified above generally to be good.



EXECUTIVE OFFICERS OF THE REGISTRANT


 See Item 10 of this Form 10-K.

ITEM 2.  PROPERTIES



  The Company leases executive office space at 401 Hackensack Avenue, Hackensack, New Jersey, and at 5660 New Northside Drive, Atlanta, Georgia. The Company and its subsidiaries own or lease approximately 600 properties which range in size from approximately 304,000 square feet to less than 200 square feet. The following table describes the principal facilities used in connection with the Company's operations. Unless otherwise indicated by an asterisk (*), such facilities are leased.

                                                                     Approximate
 Business Unit                         Location                    Square Footage
--------------                         --------                    --------------
 Domestic Card Issuer Services         Nevada, IA*                        232,000
                                       Omaha, NE (4 facilities)*          700,000
                                       Omaha, NE (9 facilities)           860,000
                                       Tulsa, OK*                         188,000
                                       Tulsa, OK                          176,000

 Domestic Merchant Processing          Aurora, CO                          78,000
 Services                              Coral Springs, FL*                  97,000
                                       Hagerstown, MD                     120,000
                                       Houston, TX                        154,000
                                       Melville, NY                       140,000
                                       Sunnyvale, CA                       80,000
                                       Sunrise, FL                        102,000

 International Card Services           Australia (5 facilities)            25,000
                                       Basildon, England (4 facilities)*  262,000
                                       Southend-on-Sea, England
                                         (3 facilities)                   203,000

 Payment Instruments                   Bridgeton, MO                       78,000
                                       Englewood, CO                      271,000
                                       Paramus, NJ                        132,000

 Investor Services                     Boston, MA                         114,000
                                       Providence, RI                     114,000
                                       Westborough, MA                    304,000

 Specialty Services                    Daytona, FL*                        87,000
                                       London, KY (6 facilities)*         108,000
                                       Lynnfield, MA                      185,000
                                       Nashville, TN                      122,000
                                       Norcross, GA                        90,000
                                       Pensacola, FL*                      58,000
                                       Tucson, AZ                          49,000

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

ITEM 3.  LEGAL PROCEEDINGS



  On November 3, 1997, plaintiff Raul Garcia brought a putative class action in the United States District Court for the Central District of California against, among others, the Company's subsidiary Western Union Financial Services, Inc. Plaintiff claims that Western Union charges an undisclosed "commission" when consumers transmit money to foreign countries, in that the exchange rate used in these transactions is less favorable than the exchange rate that Western Union receives when it trades dollars in the international money market. Plaintiff asserts that Western Union's failure to disclose this "commission" in its advertising and in the transactions violates federal and state law. Plaintiff seeks a declaratory judgment, imposition of a constructive trust, an accounting, compensatory and statutory damages alleged to be in excess of $1,000,000,000, and punitive damages. Plaintiff also has made a claim under the Racketeer Influenced and Corrupt Organizations Act which provides for treble damages. Western Union has filed a motion to dismiss the plaintiff's federal claims, which motion is pending with the court, and intends to vigorously defend the action.



  From time to time the Company is involved in various other litigation matters arising in the ordinary course of its business, none of which either individually or in the aggregate currently is material to the Company.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


 None.

                                    PART II



ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


  The principal market for the Company's common stock is the New York Stock Exchange ("NYSE"). The following table sets forth, for the indicated calendar periods, the reported intraday high and low sales prices of the common stock on the NYSE Composite Tape and the cash dividends per share of common stock. At March 16, 1998 the registrant had 4,916 common stockholders of record.


1997                  High         Low        Dividend
----                  ----         ---        --------
  First Quarter....   $  39 5/8   $ 32 1/4   $0.02
  Second Quarter...      44 1/4     31 1/4    0.02
  Third Quarter....      46 1/8    35 9/16    0.02
  Fourth Quarter...    39 15/16    25         0.02

1996
----

  First Quarter....      37 7/8     30 3/8    0.015
  Second Quarter...      40 7/8     34        0.015
  Third Quarter....      41 3/8     34 7/8    0.015
  Fourth Quarter...      44         35 1/4    0.02

The timing and amount of future dividends will be (i) dependent upon the Company's results of operations, financial condition, cash requirements and other relevant factors, (ii) subject to the discretion of the Board of Directors of the Company and (iii) payable only out of the Company's surplus or current net profits in accordance with the General Corporation Law of the State of Delaware.

Recent Sales of Unregistered Securities

 None.

ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA

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

YEAR ENDED DECEMBER 31,                                   1997           1996            1995           1994           1993
----------------------------------------------------------------------------------------------------------------------------------
                              (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
----------------------
  Revenues                                              $5,234.5       $4,938.1       $4,186.2        $3,080.5       $2,658.2
  Expenses                                               4,528.1 (a)    3,906.3 (a)    4,018.6 (a)     2,469.2        2,161.1
                                                      ----------     ----------      ---------       ---------      ---------
  Income before income taxes                               706.4        1,031.8          167.6           611.3          497.1
  Income taxes                                             349.7          395.3          251.8           251.0          200.7
                                                      ----------     ----------      ---------       ---------      ---------
  Net income (loss)                                       $356.7         $636.5         ($84.2)         $360.3         $296.4
                                                      ==========     ==========      =========       =========      =========
  Depreciation and amortization                           $534.2         $423.6         $346.8          $242.5         $199.7

PER SHARE DATA: (b)
---------------
  Earnings (loss) per share - basic                        $0.81 (a)      $1.42 (a)     ($0.19) (a)      $0.87          $0.72
  Earnings (loss) per share - diluted                      $0.79 (a)      $1.37 (a)     ($0.19) (a)      $0.85          $0.71
  Cash dividends per share                                 $0.08         $0.065          $0.06           $0.06          $0.06

BALANCE SHEET DATA (AT YEAR-END):
--------------------------------                      ----------     ----------      ---------       ---------      ---------
  Total assets                                         $15,315.2      $14,340.1      $12,217.8        $8,433.1       $5,538.4
                                                      ----------     ----------      ---------       ---------      ---------
      Settlement assets (c)                              8,364.7        7,461.5        6,210.6         3,554.0        2,060.3
      Goodwill                                           3,101.6        3,490.4        3,246.1         2,572.9        1,459.2
                                                      ----------     ----------      ---------       ---------      ---------
  Total liabilities                                     11,657.9       10,630.3        9,072.7         6,032.2        3,366.6
                                                      ----------     ----------      ---------       ---------      ---------
       Settlement obligations (c)                        8,249.8        7,389.9        6,119.4         3,564.1        2,060.3
       Borrowings                                        1,750.7        1,261.4        1,127.7           572.1          538.5
       Senior convertible debentures                           -          447.1          447.1           447.1              -
                                                      ----------     ----------      ---------       ---------      ---------
  Total stockholders' equity                             3,657.3        3,709.8        3,145.1         2,400.9        2,171.8
                                                      ----------     ----------      ---------       ---------      ---------

SUMMARY OPERATING DATA:
-----------------------
  At year end -
       Card accounts on file (in millions) (d)             180.4          152.9          121.4            92.2           70.0
       Mutual fund assets serviced (in billions)          $572.0         $429.0         $360.1          $277.0         $259.0
  For the year -
       Merchant dollar volume (in billions) (e)           $258.8         $214.5         $144.1           $74.2          $54.5
       Merchant transactions (in billions)                   5.4            4.8            3.7             2.5            2.3
       Payment instrument transactions (in millions)       502.2          457.8          401.0             6.0          262.6

(a) Includes restructuring, loss on business divestitures and impairment charge of $369.3 million ($333.9 million after tax, or $0.72 after tax loss per share) for 1997, a gain, net of integration and impairment charges, on divestiture of $13.5 million ($8.3 million after tax, or $0.02 per share after tax) for 1996, and merger, integration and impairment charges of $645.7 million ($539.9 million after tax or $1.21 per share) for 1995.
(b) Per share data have been restated for the adoption of SFAS 128 and for the November 15, 1996 stock split effected as a 100% stock dividend.
(c) Settlement asset and obligation totals differ due to the accounting for unrealized net investment gains and losses under SFAS 115 (adopted in 1994).
(d) Excludes certain bankcard accounts for which the Company does not provide full processing.
(e) Includes only those merchant transactions for which FDC performed authorization, settlement and back-office processing.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  First Data Corporation ("FDC" or "the Company") operates in a single business segment providing high-quality, high-volume information processing and related services to several market sectors. The Company has focused on its services related to payment transactions (which include transaction card issuer services, merchant card and check processing services, and processing services related to payment instruments), representing approximately 80% and 70% of FDC's revenues in 1997 and 1996, respectively. In this area, the Company's objective is to help make electronic payments the payment method of choice worldwide. In particular, the Company is emphasizing growth in three key areas: electronic commerce, information management, and international opportunities, as evidenced by the completion of several strategic transactions during 1997, including new business relationships, joint ventures, acquisitions and divestitures and restructuring activities, as more fully discussed below.

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

  FDC continues to consider acquisition opportunities as well as other forms of business combinations and divestitures. Acquisitions supplement FDC's internal efforts to access new markets and client groups, while divestitures are contemplated for business units lacking sufficient financial prospects or for units not enhancing the Company's transaction processing competencies. However, no assurance can be given with respect to the timing, likelihood or the financial or business effect of any possible transaction.

Strategic Transactions and Developments

  Domestically, FDC established or enhanced several key relationships, including signing an agreement, during the first quarter, to provide bankcard processing for Banc One following its announced acquisition of First USA. This agreement has added approximately six million Banc One card accounts and allows FDC to retain the First USA processing business, though at pricing below the prior First USA processing agreement. In addition, the existing Banc One merchant alliance will continue under its present structure.

  During the second quarter, the Company announced the formation of MSFDC, a joint venture with Microsoft Corporation which furthers FDC's role in the evolving electronic commerce market. In 1998, MSFDC plans to introduce a service that enables companies to use the Internet to send bills to and receive payments from consumers.

  Also during the second quarter, the Company acquired a 50% interest in CardService International ("CSI"), a provider of electronic transaction services to more than 80,000 merchants nationwide. In April 1997, the Company acquired Consumer Credit Associates, Inc. ("CCA"), a provider of online consumer credit reporting services. CCA operates as a unit of First Data Information Management Group, the Company's information management services business, and will further the Company's plans to provide enhanced decision making and risk management products to credit grantors and other FDC clients.

  Internationally, FDC signed a global credit card processing agreement with HSBC Holdings plc ("HSBC") to support its business in the Hong Kong market as well as to extend and expand services to HSBC operations in the United Kingdom and the United States. This agreement will result in the establishment of a FDC card processing center in Hong Kong. FDC also acquired an ownership interest in Negocios Informaticos, SA which provides bank and oil card processing in Spain, broadening FDC's presence in Europe. In August 1997, the Company completed the acquisition of Orlandi Valuta companies ("Orlandi"), a provider of U.S. to Mexico money transfer services. In October 1997, FDC announced the signing of a long-term agreement with Lloyd's TSB Group Plc which extends and expands an existing processing relationship. The expanded agreement is expected to add approximately four million card accounts on file with conversion expected to occur by the end of the 1998 second quarter.

  Finally, throughout 1997 the Company has made several other small acquisitions to complement and enhance its product offerings in the international card processing, data imaging, messaging, and payment instruments businesses and has expanded the scope of its bank alliance program through the addition of TeleCheck Services as a partner in the program.

  In connection with its efforts to focus on its continuing businesses in transaction and information processing, the Company divested four units during 1997, three of which were in the health care administration services area, and in January 1998 announced its intention to divest another. The Company completed the sale of its GENEX subsidiary, which provides workers' compensation cost containment and management services, in February 1997. On July 1, 1997, FDC completed the divestitures of FIRST HEALTH Strategies and FIRST HEALTH Services which provide independent health care administration services, such as claims administration and associated health care management services, to the self-insured corporate and government markets. On December 31, 1997, the Company completed the sale of its Nationwide Credit subsidiary, a provider of debt collection and accounts receivable management services. In December 1997, the Company signed an agreement whereby a publicly traded insurance company will begin a process of renewing insurance policies issued by EBP Life Insurance Company, Inc. ("EBP Life") on its own paper. This transaction will allow EBP Life to begin the process of exiting the insurance business and will allow FDC to extract a majority of invested capital of approximately $85.0 million over the course of the next 12 to 24 months. Collectively, the four divested units and EBP Life represented approximately 6%, 12% and 13% of total revenues for 1997, 1996 and 1995, respectively.

  In January 1998, the Company announced its intent to sell First Image, its imaging and document management business, and sold its NTS transportation services unit ("NTS"). These two units represented 6% of total revenues for 1997 and 5% of total revenues for 1996 and 1995, respectively. NTS provides transaction services related to fund transfers, fuel purchases and permits to the trucking industry. In conjunction with the sale of NTS, FDC simultaneously purchased (from the company that acquired NTS) a gaming services business which provides credit card, debit card and money transfer services to gaming establishments and their customers.

  Lastly, the Company took restructuring actions in the first quarter of 1997 involving most business areas. These actions consisted primarily of severing approximately 2,100 employees, closing certain facilities and exiting other activities.

RESULTS OF OPERATIONS

1997 Compared with 1996

  Effective with the quarter ended December 31, 1997, the Company changed its revenue presentation to report "Service revenues" and "Product sales and other" versus "Operating revenues" and "Other income." Product sales and other includes certain items formerly reported in operating revenues as well as other income. The Company adopted this presentation in order to separate recurring transaction and related service processing revenues, including investment income and equity earnings, from all other revenues. Product sales and other includes sales of the Company's products (which are generally ancillary to service revenues), software, and other items which recur but which fluctuate as to amount and timing. This category also includes nonrecurring gains, which are separately described below.

  Total revenues in 1997 increased 6% to $5.2 billion, compared with $4.9 billion in the prior year. Revenue growth during the year was impacted by the divestitures of MoneyGram in late 1996, GENEX in February 1997 and FIRST HEALTH Strategies and FIRST HEALTH Services in July 1997. The Company's internal growth rate in revenues over 1996 (excluding the effects of acquisitions, divestitures and the planned divestiture of First Image) was 16%. Growth in existing businesses occurred principally from the addition of new clients and strong underlying volume increases from existing clients. The Company's performance reflects continuing strong growth in the domestic card issuer and payment instruments business areas. Growth in domestic merchant processing revenue slowed as strong revenue growth in most of the regional bank alliances was partially offset by declines in business processed for other acquirers and in certain owned portfolios with no active sales support. Merchant growth also was impacted negatively by lower market growth in credit card charge volume, a decline in net revenue per transaction and the sale and transfer of business to the Chase Manhattan alliance, which is reported using the equity method of accounting. Other service areas experienced approximately the same or slightly lower revenue growth rates in 1997 as compared to 1996, although their overall percentage of total FDC revenues remained approximately the same as in 1996.

  A substantial portion of the Company's service revenues is generated from payment and other transactions occurring entirely within the United States. Transactions outside the United States arise principally within the Company's card services operation in the United Kingdom, and from nonbank money transfers settled outside the United States, but originating and processed within the United States. Consistent with the trend in 1996, both of these international transaction volume sources had double digit growth in 1997.

  The Company derives revenues in its primary services areas principally on the number of accounts or transactions processed, a percentage of dollar volume processed, or on a combination thereof. Lesser amounts of revenue are generated from foreign currency exchange on money transfer transactions and sharing in investment earnings on fiduciary funds. These payment instrument investment revenues from fiduciary funds (before commission to certain selling agents) increased from $285.9 million in 1996 to $289.4 million in 1997 ($386.8 million for 1997 versus $333.9 million for 1996 on a pretax equivalent basis). The overall growth of FDC is demonstrated by the following key indicators (along with the percentage growth compared to 1996): 180.4 million total card accounts on file (18%), with domestic cards representing 160.8 million of the total (20%); $258.8 billion in domestic merchant dollar volume (20%), and money transfer transactions of 47.8 million (36%). Certain 1996 key indicators have been restated to conform to the current year classifications.

  Product sales and other increased approximately 40% in 1997 as compared to 1996, from $180.7 million to $256.0 million, attributable to several items for which there were no similar amounts in 1996 or amounts of much lesser significance. The largest component of this increase relates to 1997 gains on sale of merchant contracts. In connection with its merchant alliance program, the Company periodically sells some of its merchant contracts. During the year ended December 31, 1997, the Company completed sales of merchant contracts for cash proceeds of $87.6 million and recorded a gain of approximately $43.5 million, of which $26.5 million was in the fourth quarter. (The most significant component of these transactions was the fourth quarter gain on the sale of the Company's 40% interest in a merchant alliance to its alliance partner.) During the fourth quarter of 1997, the Company also disposed of a small product line and recorded a gain of approximately $3.5 million. Other increases include contingent payments associated with a recently formed merchant alliance and gains arising from the termination of certain contracts as a result of continued consolidation in the bankcard industry. Although there were no such termination gains in 1996, client terminations do occur periodically and gains related thereto are recorded as a component of product sales and other.

The above items were somewhat offset by decreases in product and software sales and in-store branch bank installations .

  Operating expenses increased 7% to $3.3 billion from $3.1 billion in 1996, while revenues for the year ended December 31, 1997 increased 6% as compared to the same period in the prior year. However, such a comparison is unfavorably affected (due to its impact on revenue growth) by the conversion of American Express Travel Related Services ("TRS") payment products sold and managed by the Company to FDC's own payment products line largely during the latter half of 1996 and first quarter of 1997. Although settlement assets relating to the sale of TRS payment products were largely invested in tax-exempt securities, TRS compensated the Company on a pretax equivalent basis. The conversion to the Company's own payment products and investment of settlement assets in tax-exempt securities, while having no impact on net income, lowered the Company's revenue growth rate and effective tax rate in 1997. On a pretax equivalent basis the Company's revenue growth rate in 1997 was 7%.

  Operating expenses for the year were impacted by $30 million of charges incurred during the fourth quarter to write down the book value of certain intangible assets, principally in the oil card services business, and to terminate a contract with a software supplier. In addition, the Company incurred higher data center costs in 1997, including costs for its Year 2000 remediation program (discussed more fully below under "Impact of Year 2000").

  Selling, general and administrative expenses increased to $745.9 million, up 3% from $724.7 million in 1996. The increase is primarily attributable to increased selling costs and start-up costs of the First Data Information Management Group and administrative costs related to managing the international business units. These increases were partially offset by lower selling and marketing costs due to the MoneyGram divestiture.

  Interest expense for the year increased 6% to $116.5 million versus $110.3 million in 1996 primarily due to higher average borrowings to fund the repurchase of 20.4 million shares of FDC common stock for the December redemption of the convertible debentures.

  Earnings comparisons between 1997 and 1996 are significantly impacted by restructuring, divestitures and impairment charges. The 1997 restructuring, divestitures and impairment charge totals $369.3 million and includes $46.4 million of restructuring charges, the loss on the FIRST HEALTH Strategies and FIRST HEALTH Services divestitures of $93.8 million, the loss on the Nationwide divestiture of $51.0 million and impairment charges relating to other health care administrative services businesses of $121.9 million and First Image of $106.7 million. These charges were slightly offset by a $50.5 million gain on the sale of GENEX. Because much of the losses on business divestitures and related impairment charges are nondeductible for income tax purposes, the tax benefit on these items was only $35.4 million. These items, net, decreased after tax income by $333.9 million ($0.72 per share). The 1996 restructuring, divestitures and impairment amount consists of a $46.0 million gain on the sale of the Company's MoneyGram operation and $32.5 million of integration and impairment charges. These items, net, increased pretax income by $13.5 million and after tax income by $8.3 million ($0.02 per share) .

  FDC's full year effective tax rate of 49.5% (an increase of 11.2 percentage points compared to 1996) was negatively affected by the losses on divestitures of Nationwide, FIRST HEALTH Strategies and FIRST HEALTH Services, and the impairment losses recorded on First Image, EBP and VIPS which were largely nondeductible for tax purposes. Excluding the effect of these items, and the 1996 net merger and restructuring items, FDC's effective tax rate in 1997 was 35.8% as compared to 38.3% in the previous year. This decrease is explained by the effect of higher nontaxable interest income on settlement assets in 1997 caused by the shift from TRS payment products, as previously discussed, which lowered the effective tax rate by 2.8 percentage points over 1996.

  Net income of $356.7 million in 1997 decreased from $636.5 million in 1996. Excluding restructuring, divestiture and impairment amounts in both years, 1997's net income of $690.6 million increased approximately 10% over 1996's net income of $628.2 million and net income margins increased to 13.2% from 12.7%.

  Effective for the quarter ended December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. Accordingly, all 1995, 1996 and 1997 earnings per share and weighted-average share amounts have been computed under the provisions of SFAS No. 128. Diluted earnings per common share (again excluding restructuring, divestiture and impairment amounts in both years) increased approximately 12% to $1.51 in 1997 compared with $1.35 per share in 1996 and $1.02 in 1995.

1996 Compared with 1995

  Total revenues in 1996 increased 18% to $4.9 billion, compared with $4.2 billion in the prior year. The Company's internal growth rate in revenues over the prior year (excluding the effect of acquisitions and divested businesses) was also 18%. Growth in existing businesses, principally due to the addition of new clients along with strong underlying volume increases from existing clients and enhanced services to such clients, accounted for a substantial majority of
the revenue increase.   The Company's performance reflected, in particular,
continuing strong growth in the payment instruments, merchant processing and domestic card issuer services business areas.

  Expenses (excluding restructuring, divestiture and impairment amounts) increased 16%, somewhat lower than the rate of increase of revenues. Operating expenses increased by 18% while selling, general and administrative expenses grew at a lesser rate of 10%. Accordingly, income before income taxes (excluding restructuring, divestiture and impairment amounts and the 1995 second quarter impact of the divestiture of the health systems business which produced a pretax gain of $68.9 million and offsetting income taxes of $67.7 million) increased 37% to $1,018.3 million in 1996 compared with $744.4 million in 1995. The Company's pretax margin on total revenues increased to 20.6% in 1996 from 18.1% in 1995. This margin improvement indicates the ongoing realization of synergies, cost containment efforts and operating efficiencies.

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

  After tax earnings increased from a net loss of $84.2 million in 1995 to net income of $636.5 million in 1996. Excluding restructuring, divestiture and impairment amounts in both years, after tax earnings increased 38% to $628.2 million in 1996 from $455.7 million in 1995. Diluted earnings per common share (again excluding the above amounts in both years) increased 32% to $1.35 in 1996 compared with $1.02 per share in 1995. The lower percentage increase in per share earnings compared with after tax earnings principally results from the issuance of common stock during 1995 to complete business combinations.

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

  Although FDC cannot precisely determine the impact of inflation on its operations, the Company has not been significantly affected by inflation. For the most part, the Company has looked to operating efficiencies from scale and technology, as well as decreases in technology and communication costs to offset increased costs of employee compensation and other operating expenses. In addition, a portion of FDC's service revenues are based on a percentage of dollar volume processed, partially insulating operating margins on these services from the effects of inflation.

Forward-Looking Statement

  The Company has a long-term objective to achieve internally-driven growth in revenues, net income and earnings per share of 13% - 16% per year, compounded. In addition, acquisitions are an important part of the Company's strategy. The Company expects acquisitions to add several percentage points to its compounded growth rate over time, although such additional growth may not come equally in each year. In 1998, as a result of divestitures of noncore businesses, First Data expects 1998 earnings per share to be in the range of $1.60 - $1.70.

  All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties which could cause actual events or results to differ materially from those projected. Important factors upon which the Company's forward-looking statements are premised include: (a) continued growth at rates approximating recent levels for card-based payment transactions, consumer money transfer transactions and other product markets; (b) successful implementation of the Company's Year 2000 remediation plans substantially as scheduled and budgeted; (c) successful conversions under service contracts with HSBC and other major client conversions; (d) timely and successful implementation of processing systems to provide new products, improved functionality and increased efficiencies; (e) successful launch of new payment product initiatives including those related to electronic bill presentment and payment, card-based money transfer products and retail foreign exchange services; (f) achievement of expected growth of CCA, the U$A Value Exchange program and other information product initiatives; (g) absence of consolidation among client financial institutions or other client groups which has a significant impact on FDC client relationships; (h) achieving planned revenue growth throughout the Company, including in the merchant alliance program which requires a cooperative effort between the Company and its merchant alliance partners, and successful management of pricing pressures through cost efficiencies and other cost management initiatives; (i) no imposition of a Value Added Tax on third-party credit card processing services by the European Community ("EC"), which could put credit card processing outsourcers at a competitive disadvantage to in-house solutions in the EC; (j) no unanticipated changes in laws, regulations, credit card association rules or other industry standards affecting FDC's businesses which require significant product redevelopment efforts, reduce the market for or value of its products, or render products obsolete; (k) continuation of the existing interest rate environment, avoiding increases in agent fees related to the Company's consumer payment instrument products and the Company's short-term borrowing costs (see discussion of market risk in ITEM 7a); (l) absence of significant changes in foreign exchange spreads on retail money transfer transactions, particularly between the United States and Mexico; and (m) successfully managing the potential both for patent protection and patent liability in the context of rapidly developing legal framework for expansive software patent protection.

  Variations from these assumptions or failure to achieve these objectives could cause actual results to differ from those projected in the forward-looking statements. Due to the uncertainties inherent in forward-looking statements, readers are urged not to place undue reliance on these statements. In addition, FDC undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events, or changes to projections over time.

CAPITAL RESOURCES AND LIQUIDITY

  FDC continues to generate significant cash flow from operating activities, aggregating $1,171.5 million in 1997, as compared to $1,053.8 million in 1996. This cash flow was produced primarily from net income of $356.7 million, depreciation and amortization of $534.2 million, and noncash charges totaling $341.2 million (primarily the impairment charges and net loss on divestitures of business units). FDC utilized this cash flow to reinvest in its existing businesses, to fund treasury stock purchases and to contribute to the financing of business expansion.

  FDC reinvests cash in its existing businesses primarily to expand its processing capabilities through property and equipment additions and to establish customer processing relationships through initial contract payments and costs for conversion and systems development. Capitalized amounts for these cash outlays totaled $616.9 million in 1997 compared with $670.8 million in 1996. FDC expects expenditures for systems development in 1998 to approximate the amounts spent in 1996 and 1997, as growth in the amount needed to support growing businesses and larger continuing businesses is partially offset by divestitures and lower per unit costs for data processing equipment. In addition, the Company expects increased systems related spending, which will be expensed as incurred, in conjunction with its Year 2000 remediation program (discussed more fully below).

  Overall, FDC's operating cash flow for 1997 exceeded nonacquisition investing activities by $519.6 million. Additionally, the Company received cash of $70.0 million in the first quarter from the GENEX divestiture, $200 million in the third quarter from the FIRST HEALTH divestitures and approximately $155 million in the fourth quarter from the Nationwide divestiture. Also, the Company received approximately $87.6 million in cash related to sales of merchant contracts in conjunction with its merchant alliance program. These cash sources contributed to funds utilized for acquisitions and treasury stock purchases.

  Year-to-date cash outlays for acquisitions in 1997 totaled $366.8 million consisting of a $60.0 million payment to purchase a 50% interest in CSI, an electronic transaction service provider; an $84.9 million payment to purchase CCA, a provider of online consumer credit reporting; a $55.9 million payment to purchase Orlandi Valuta, a U.S.-Mexico money transfer business; and $166.0 million for 12 other businesses expanding the Company's international card processing, data imaging and payment instruments businesses. The Company also paid $53.1 million relating to businesses previously acquired and $38.1 million relating to certain of its alliance programs with bank clients in merchant processing.

  Net cash used for financing activities in 1997 was $428.5 million compared to net cash provided by financing activities of $11.0 million in 1996. During 1997, the Company made treasury stock repurchases of $1.0 billion primarily related to conversion of the senior convertible debentures discussed below. These repurchases were partially funded by cash generated from the activities described above, short-term borrowings, proceeds from option exercises and related tax benefits totaling $149.0 million, and the issuance of a $125 million Medium-Term note in June 1997.

  In December 1997, the Company issued $250 million in Medium-Term notes and used the proceeds to refinance its short-term debt with longer maturities in order to take advantage of attractive market interest rates.

In addition, FDC continued its pattern of paying quarterly cash dividends to the Company's common stockholders. Quarterly dividend payments in 1997 were $0.02 per share as compared to $0.015 per share in the prior year. The Company increased dividends following the November 1996 stock split.

  In May 1997, the Company's Board of Directors authorized management to repurchase up to 20.4 million shares of FDC common stock in anticipation of meeting the conversion requirements of $443.0 million in senior convertible debentures. On November 3, 1997, FDC issued a notice of redemption of all debentures outstanding on December 15, 1997. Between November 3 and December 15, $443.0 million in face value of debentures were converted into 20,360,835 shares of FDC common stock.

  The above repurchases during 1997 are in addition to the Company's 6.7 million shares of common stock purchased during 1997 in the open market and used in conjunction with certain employee benefit plans pursuant to a formal ongoing plan approved by FDC's Board of Directors.

  During 1997, the Company expanded the maximum amount under its existing commercial paper program to $1.5 billion and increased the maximum borrowing capacity under its primary credit facilities to $1.5 billion. In addition, the Company has two outstanding shelf registration facilities, one providing for the issuance of debt and equity securities up to $625 million in the aggregate and the other providing for the issuance of up to 10 million shares of the Company's common stock in connection with certain types of acquisitions.

  As an integral part of FDC's information processing services for payment transactions, FDC receives funds from instruments sold in advance of settlement with payment recipients. These funds (referred to as "settlement assets" on FDC's consolidated balance sheet) are not utilized to support the Company's operations. However, the Company does have the opportunity to earn income from investing a portion of these funds. The Company maintains a portion of its settlement assets in highly liquid investments (classified as cash equivalents within settlement assets) to fund settlement obligations.

  Included in cash and cash equivalents on the consolidated balance sheet at December 31, 1997 is $85.3 million related to required investments of cash in connection with the Company's merchant card settlement operation, and additional amounts used to support the operations of certain business areas; the remainder is available for general corporate purposes. Also, FDC has available borrowing capacity of $1,058.7 million at December 31, 1997 under the Company's commercial paper program and through its $175.0 million of uncommitted bank credit lines.

  The Company believes that its current level of cash and financing capability along with future cash flows from operations are sufficient to meet the needs of its existing businesses. However, the Company may from time to time seek longer-term financing to support additional cash needs or reduce its short-term borrowings.

IMPACT OF YEAR 2000

  Most of the Company's business units are faced with "Year 2000" remediation issues. Many computer programs were written with a two digit date field and if these programs are not made Year 2000 compliant, they will be unable to correctly process date information on or after the Year 2000. While these issues impact all of the Company's data processing systems to some extent, they are most significant in connection with various mainframe "legacy" computer programs. Moreover, remediation efforts go beyond the Company's internal computer systems and require coordination with clients, vendors, government entities and other third parties to assure that their systems and related interfaces are compliant. Given the different computer systems operated by the Company's business units, the type and extent of the Year 2000 issues and the cost of remediation vary significantly among the Company's business units.

Failure to achieve timely remediation of business units' computer systems that process client information and transactions would have a material adverse effect on the Company's business, operations and financial results.

  In response to the Year 2000 concerns, the Company created a Year 2000 Task Force to coordinate and monitor the business units' progress in their Year 2000 remediation efforts. The Task Force reports directly to the Company's executive management and also provides regular reports to the Board of Directors. In addition, at the direction of the Audit Committee of the Board of Directors the Company engaged the Gartner Group to provide an independent analysis and assessment of its Year 2000 remediation efforts. The Gartner Group provides regular progress reports to executive management and the Board of Directors and regularly meets with the Audit Committee to discuss its reports.

  The Company's plans call for all mission critical systems to be renovated and for compliance testing underway by the end of 1998. Acceptance testing with clients and other third parties will take place between late 1998 and mid-1999 with time frames differing by business unit. Completion of all third party interface testing is dependent upon those third parties completing their own internal remediation. The Company could be adversely affected to the extent third parties with which it interfaces have not properly addressed their Year 2000 issues.

  In 1997, the Company spent approximately $32 million on its Year 2000 remediation efforts. The Company currently anticipates expenditures for Year 2000 remediation efforts and testing in the range of $75 million to $90 million in 1998 and in the range of $35 million to $45 million in 1999.

  The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

NEW ACCOUNTING PRONOUNCEMENTS

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt the new requirements retroactively in 1998.


ITEM 7A.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company is exposed to market risk from changes in interest rates. The Company's assets consist of both fixed and floating rate interest bearing securities. These investments arise primarily from the Company's sale of payment instruments (principally official checks and money orders). The Company invests the proceeds from the sale of these instruments, pending the settlement of the payment instrument obligation. The Company has classified these investments as available-for-sale. Accordingly, they are carried in the Company's consolidated balance sheet at fair market value. A portion of the Company's payment instruments business involves the payment of commissions to selling agents that are computed based on short-term variable rates.

  To the extent that the Company does not pay commissions to its selling agents, or invests the proceeds from the sale of payment instruments in floating rate investments, interest rate risk is nonexistent or minimal. The unmatched position, which is the amount of fixed income investments upon which the Company also pays the selling agent a commission based on short-term interest rates, is the amount which subjects the Company to interest rate risk arising from changes in short-term interest rates.

  The Company's objective in managing interest rate risk is to mitigate the risk that earnings and the market value of the investments could be adversely impacted by changes in interest rates. The Company has developed a risk management program to quantify this risk utilizing advanced portfolio modeling techniques.

  The Company has hedged a portion of this risk through the purchase of interest rate cap agreements which effectively limit the commission payments to selling agents, and through the use of interest rate swap agreements which transform the variable rate commission payments to a fixed rate.

  The Company's interest sensitive liabilities are its debt instruments consisting of commercial paper, fixed rate medium-term notes, and long-term debt securities.

  A 10% proportionate increase in interest rates in 1998, as compared to the average level of interest rates in 1997, would result in a decrease to pretax income of approximately $10.0 million (thus far in 1998, interest rates have actually trended lower than rates experienced in the latter portion of 1997). This decrease takes into consideration expected investment positions and debt balances, commissions paid to selling agents, growth in new business, and the effects of interest rate cap and swap agreements. Conversely, a corresponding decrease in interest rates would result in a comparable improvement to pretax earnings.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

  The following table sets forth certain information regarding the executive officers and directors of the Company:

NAME                       AGE                         POSITION
------------------------   ---   ----------------------------------------------------
Henry C. Duques.........    54   Chairman of the Board and Chief Executive Officer
Lee Adrean..............    46   Executive Vice President and Chief Financial Officer
David P. Bailis.........    42   Executive Vice President
Henry T. DeNero.........    52   Executive Vice President
Charles T. Fote.........    49   Executive Vice President
Walter M. Hoff..........    45   Executive Vice President
Robert J. Levenson......    56   Executive Vice President and Director
Michael T. Whealy.......    45   Executive Vice President and General Counsel
Ben Burdetsky...........    69   Director
Courtney F. Jones.......    58   Director
James D. Robinson III...    62   Director
Charles T. Russell......    68   Director
Bernard L. Schwartz.....    72   Director
Joan E. Spero...........    53   Director
Garen K. Staglin........    53   Director

  The Board of Directors of the Company is divided into three classes serving staggered three-year terms. The terms of office of Mr. Burdetsky, Mr. Duques and Ms. Spero will expire in 1998, the terms of office of Mr. Robinson, Mr. Schwartz and Mr. Staglin expire in 1999 and the terms of office of Mr. Jones, Mr. Levenson and Mr. Russell will expire in 2000. Officers of the Company serve at the discretion of the Board of Directors. Mr. Duques, Mr. Jones, and Mr. Robinson (Chairman) serve on the Executive Committee of the Board of Directors. Mr. Burdetsky, Mr. Jones (Chairman) and Mr. Staglin serve on the Audit Committee of the Board of Directors. Mr. Burdetsky, Mr. Schwartz, Mr. Russell and Mr. Staglin (Chairman) serve on the Compensation and Benefits Committee of the Board of Directors (the "Compensation Committee").

  HENRY C. DUQUES has served as Chairman of the Board and Chief Executive Officer since April 1989. He joined American Express in September 1987 as President and Chief Executive Officer of the Data Based Services Group of American Express Travel Related Services Company, Inc. ("TRS"), the predecessor of the Company, and served in that capacity until April 1989. Mr. Duques was Group President Financial Services and a member of the Board of Directors of Automatic Data Processing, Inc. ("ADP") from 1984 to 1987. Mr. Duques is a director of Unisys Corporation.

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

  DAVID P. BAILIS was appointed to Executive Vice President in September 1996. He holds responsibility for overseeing the Business Information Systems, Corporate Communications and Security functions at the FDC corporate level. He also services as Chief Operating Officer for First Data's Card Services Group.

Mr. Bailis joined the Company in June 1989 and advised the Health Systems Group and First Data Resources business units on legal matters prior to his promotion to General Counsel of the Company in July 1992. He served as General Counsel for First Data until 1998 with responsibility for Legal, Human Resources, Procurement, Real Estate, Business Information Services, Corporate Communications and Security at the FDC Corporate level. Before joining the Company, Mr. Bailis served in a variety of positions at Peper, Martin, Jensen, Maichel and Hetlage. Mr. Bailis earned an L.L.M. in Taxation from the New York University and his J.D. from Washington University School of Law in St. Louis.

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

  MICHAEL T. WHEALY was promoted in March 1998 to Executive Vice President and General Counsel of the Company. He joined the Company in April 1991 as Counsel of the WATS Marketing and Teleservices business units. Mr. Whealy served as General Counsel for First Data Resources Inc. from April 1992 until his promotion to General Counsel of Card Services Group in 1994. Mr. Whealy previously served as a partner with the law firm of Kutak Rock and prior to that as an Assistant to the General Counsel of the Department of the Army. Mr. Whealy is a graduate of Harvard Law School and S.D. School of Mines and Technology.

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

  COURTNEY F. JONES has been a Director of the Company since April 1992. He is a Director of Medical Manager Corporation. Mr. Jones was a Managing Director in Merrill Lynch's Investment Banking Division from July 1989 to December 1990. Prior thereto, Mr. Jones served as Chief Financial Officer, Executive Vice President and a member of the Board of Directors for Merrill Lynch & Co. Inc. from October 1985. From February 1982 to September 1985, Mr. Jones served as Treasurer and Secretary of the Finance Committee of the Board of Directors of General Motors Corporation. He also was formerly a Director of General Motors Acceptance Corporation and General Motors Insurance Company.

  JAMES D. ROBINSON III has been a Director of the Company since April 1992. He is the Chairman and Chief Executive Officer of RRE Investors, LLC, a private venture investment firm, and Chairman of Violy Byorum & Partners Holding LLC, a private firm specializing in financial advisory and investment banking activities in Latin America. He previously served as Chairman and Chief Executive Officer and as a Director of American Express from 1977 until February 1993. Mr. Robinson is a Director of Bristol-Myers Squibb Company, The Coca-Cola Company, Cambridge Technology Partners, Union Pacific Corporation, and The Coleman Company.

  CHARLES T. RUSSELL has been a Director of the Company since May 1994. He served as President and Chief Executive Officer of Visa International from 1984 to January 1994. Mr. Russell joined Visa in 1971. Mr. Russell serves on the Board of Visitors at the University of Pittsburgh's Joseph M. Katz School of Business. Mr. Russell also is a Director of CyberCash, Inc., E-Funds Corp., a check processing company, the Janol-Hydro Corp., a manufacturer of automobile and truck braking equipment, and InfiStar Corporation, which provides management services to credit card issuers.

  BERNARD L. SCHWARTZ has been a Director of the Company since April 1992. He is Chairman of the Board of Directors and Chief Executive Officer of Loral Space & Communications Ltd., a high-technology company concentrating on satellite manufacturing and satellite-based services. He served as Chairman of the Board of Directors and Chief Executive Officer of Loral Corporation, a manufacturer of components for information systems, from 1972 to 1996. Mr. Schwartz is Chairman of the Board of Directors and Chief Executive Officer of both Globalstar Telecommunications Limited, which is developing a world-wide, low-earth-orbit satellite-based digital telecommunications service and K&F Industries Inc., a world-wide supplier of aircraft braking systems. He also is Chairman of Space Systems/Loral, a manufacturer of telecommunications and environmental satellites. In addition, Mr. Schwartz is a Director of Reliance Group Holdings, Inc., a trustee of New York University Medical Center, and a trustee of Thirteen/WNET.

  JOAN E. SPERO was elected a Director of the Company by the Board in March 1998 to fill the vacancy created when the Board increased the number of Directors from eight to nine. She has served as President of the Doris Duke Charitable Foundation since 1997. Ms. Spero was Undersecretary of State for Economic, Business and Agricultural Affairs from 1993 to 1997. From 1981 to 1993, Ms. Spero held several offices with American Express Company, the last being Executive Vice President, Corporate Affairs and Communications. Prior to that Ms. Spero was Ambassador to the United Nations for Economic and Social Affairs from 1980 to 1981 and she was an Assistant Professor at Columbia University from 1973 to 1979. Ms. Spero is a member of the Board of Trustees of the Brookings Institution and the Wisconsin Alumni Research Foundation. She was a member of the Board of Directors of Hercules Incorporated from 1985 to 1993 and acted as Chair of the Audit and Compensation Committees for periods of 1988 to 1993 and she was a member of the Board of Directors of the French-American Foundation from 1988 to 1993.

  GAREN K. STAGLIN has been a Director of the Company since April 1992. He has served as the Chairman of the Board of Directors of Safelite Glass Corporation since August 1991 and he was the Chief Executive Officer of Safelite Glass Corporation from August 1991 until April 1997. From April 1980 until August 1991 Mr. Staglin served as the Corporate Vice President and General Manager of ADP's Automotive Services Group. He serves as a Director of Quick Response Services, Inc., CyberCash, Inc. and Specialized Bicycle Corp. Mr. Staglin is a member of the Advisory Council of the Stanford Graduate School of Business.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

  Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own more than ten percent of the Company's Common Stock ("Section 16 Persons") to file reports of ownership and changes in ownership in the Company's Common Stock with the Securities and Exchange Commission and the New York Stock Exchange. Based on the Company's records and other information, the Company believes that all Section 16(a) filing requirements for the Section 16 Persons have been complied with during or with respect to the fiscal year ended December 31, 1997.


ITEM 11.  EXECUTIVE COMPENSATION

  See the Proxy Statement for the Company's 1998 Annual Meeting of Stockholders, which information is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  See the Proxy Statement for the Company's 1998 Annual Meeting of Stockholders, which information is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  See the Proxy Statement for the Company's 1998 Annual Meeting of Stockholders, which information is incorporated herein by reference.

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

(a) The following documents are filed as part of this report:

    1    Financial Statements
         --------------------

         See Index to Financial Statements on page F-1

    2    Financial Statement Schedules
         -----------------------------

         See Index to Financial Statements on page F-1

    3 The following exhibits are filed as part of this Annual Report or, where indicated, were previously filed and are hereby incorporated by reference:

EXHIBIT NO.     DESCRIPTION
-----------     -----------

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

  4.1 The instruments defining the rights of holders of long-term debt securities of the registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The registrant hereby agrees to furnish copies of these instruments to the SEC upon request.

  10.1/(1)/     Form of First Data Corporation 1992 Long-Term Incentive Plan, as
                amended incorporated by reference to Exhibit 10.2 of the registrant's Annual Report on Form 10-K for the year ended
                December 31, 1995).

  10.2/(1)/     1992 Long-Term Incentive Plan Performance Grant Agreement dated
                January 1, 1993 between the Registrant and Henry C. Duques
                (incorporated by reference to Exhibit 10.16 to the Company's registration statement on Form S-1 (File No. 33-59440)).

  10.3/(1)/     Amended form of Performance Grant Agreement under the 1992 Long-
                Term Incentive Plan for the period beginning January 1, 1994
                (incorporated by reference to Exhibit 10.5 of the registrant's
                Annual Report on Form 10-K for the year ended December 31,
                1995).

  10.4/(1)/     Form of Performance Grant Agreement under the 1992 Long-Term
                Incentive Plan for the period beginning January 1, 1995
                (incorporated by reference to Exhibit 10.6 of the registrant's
                Annual Report on Form 10-K for the year ended December 31,
                1995).

EXHIBIT NO.        DESCRIPTION
-----------        -----------

  10.5/(1)/        Form of Performance Grant Agreement under the 1992 Long-Term
                   Incentive Plan for the period beginning January 1, 1996
                   (incorporated by reference to Exhibit 10.7 of the
                   registrant's Annual Report on Form 10-K for the year ended
                   December 31, 1995).

  10.6/(1)/        Form of Performance Grant Agreement under the 1992 Long-Term
                   Incentive Plan for the period beginning January 1, 1997
                   (incorporated by reference to Exhibit 10.3 of the
                   registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997).

  10.7/(1)//(2)/   Form of Performance Grant Agreement under the 1992 Long-Term
                   Incentive Plan for the period beginning January 1, 1998.

  10.8/(1)/        Amended form of First Data Corporation 1993 Director's Stock
                   Option Plan (incorporated by reference to Exhibit 10.2 of the registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996).

  10.9/(1)//(2)/   First Data Corporation Salary Deferral Plan.

  10.10/(1)//(2)/  Compensation Committee Minutes Regarding Quality Improvement
                   Performance Award for Walter Hoff.

  10.11 364 Day Credit Agreement, dated as of April 1, 1997, among the registrant, The Chase Manhattan Bank, as administrative agent, and the Banks, Swing-Line Banks and Other Financial
                   Institutions Parties Thereto (incorporated by reference to
                   Exhibit 10.2 of the Registrant's Quarterly Report on Form
                   10-Q for the quarterly period ended March 31, 1997).

  10.12 Revolving Credit Agreement, dated as of April 1, 1997, among the registrant, The Chase Manhattan Bank, as administrative agent, and the Banks, Swing-Line Banks and Other Financial
                   Institutions Parties Thereto (incorporated by reference to
                   Exhibit 10.1 of the Registrant's Quarterly Report on Form10-Q for the quarterly period ended March 31, 1997).

  12/(2)/          Computation in Support of Ratio of Earnings to Fixed Charges.

  21/(2)/          Subsidiaries of the registrant.

  23.1/(2)/        Consent of Ernst & Young LLP.

  27.1/(2)/        Financial Data Schedule (for SEC use only).

(b) Reports filed on Form 8-K during the fourth quarter of fiscal 1997:

  Item 5, Form 8-K, dated October 22, 1997, reporting the registrant's earnings for the third quarter and nine months ended September 30, 1997 and revising the registrant's forward-looking statement.
-----------------

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

                                   FIRST DATA CORPORATION
                                   (Registrant)

                         By    /s/ HENRY C. DUQUES
                           ------------------------------
                          Henry C. Duques
                          Chairman of the Board
                          Chief Executive Officer
                          March 20, 1998

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name                                                            Title                           Date
-----                                                           -----                           ----

  /s/ HENRY C. DUQUES                                           Chairman of the Board and        March 20, 1998
------------------------------------                            Chief Executive Officer
  Henry C. Duques

  /s/ LEE ADREAN                                                Executive Vice President and     March 20, 1998
------------------------------------                            Chief Financial Officer
  Lee Adrean                                                    (Principal Financial Officer)


 /s/ J. ALLEN BERRYMAN                                          Vice President and Corporate     March 20, 1998
------------------------------------                            Controller
J. Allen Berryman                                               (Principal Accounting Officer)


/s/ BEN BURDETSKY                                               Director                         March 20, 1998
------------------------------------
  Ben Burdetsky

  /s/ COURTNEY F. JONES                                         Director                         March 20, 1998
------------------------------------
  Courtney F. Jones

  /s/ ROBERT J. LEVENSON                                        Director                         March 20, 1998
------------------------------------
  Robert J. Levenson

  /s/ JAMES D. ROBINSON III                                     Director                         March 20, 1998
------------------------------------
  James D. Robinson III

/s/ CHARLES T. RUSSELL                                          Director                         March 20, 1998
------------------------------------
   Charles T. Russell

  /s/ BERNARD L. SCHWARTZ                                       Director                         March 20, 1998
------------------------------------
  Bernard L. Schwartz

   /s/ JOAN E. SPERO                                            Director                         March 20, 1998
------------------------------------
   Joan E. Spero

  /s/ GAREN K. STAGLIN                                          Director                         March 20, 1998
------------------------------------
  Garen K. Staglin

                             FIRST DATA CORPORATION

                         INDEX TO FINANCIAL STATEMENTS
                   COVERED BY REPORT OF INDEPENDENT AUDITORS

                                  (ITEM 14(a))

                                                                                     PAGE
                                                                                     ----
First Data Corporation and Subsidiaries:

  Consolidated Financial Statements:
     Report of Ernst & Young LLP Independent Auditors.............................    F-2

     Consolidated Statements of Operations for the Years ended December 31,
     1997, 1996 and 1995..........................................................    F-3

     Consolidated Balance Sheets at December 31, 1997 and 1996....................    F-4

     Consolidated Statements of Cash Flows for the Years ended December 31,
     1997, 1996 and 1995..........................................................    F-5

     Consolidated Statements of Stockholders' Equity for the Years ended
     December 31, 1997, 1996 and 1995.............................................    F-6

     Notes to Consolidated Financial Statements...................................    F-7

Schedule:

     Schedule VIII--Valuation and Qualifying Accounts.............................   F-30


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

                REPORT OF ERNST & YOUNG LLP INDEPENDENT AUDITORS


The Stockholders and Board of Directors of First Data Corporation

We have audited the accompanying consolidated balance sheets of First Data Corporation as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Data Corporation at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                     Ernst & Young LLP
New York, New York
February 5, 1998

                            FIRST DATA CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

YEAR ENDED DECEMBER 31,                                                                 1997             1996           1995
------------------------------------------------------------------------------------------------------------------------------------
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
REVENUES
Service revenues                                                                      $ 4,978.5       $ 4,757.4      $ 3,946.0
Product sales and other                                                                   256.0           180.7          240.2
                                                                                    --------------------------------------------
                                                                                        5,234.5         4,938.1        4,186.2
                                                                                    --------------------------------------------

EXPENSES
Operating                                                                               3,296.4         3,084.8         2,606.2
Selling, general and administrative                                                       745.9           724.7           660.3
Restructuring, loss on business divestitures and impairment, net                          369.3           (13.5)          645.7
Interest                                                                                  116.5           110.3           106.4
                                                                                    ---------------------------------------------
                                                                                        4,528.1         3,906.3         4,018.6
                                                                                    ---------------------------------------------

Income before income taxes                                                                706.4         1,031.8           167.6

Income taxes                                                                              349.7           395.3           251.8
                                                                                    ---------------------------------------------

Net income (loss)                                                                     $   356.7       $   636.5      $    (84.2)
                                                                                    =============================================


Earnings (loss) per share - basic                                                     $   0.81        $    1.42      $    (0.19)
Earnings (loss) per share - diluted                                                   $   0.79        $    1.37      $    (0.19)
                                                                                    =============================================

See notes to consolidated financial statements

                            FIRST DATES CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                                (In millions)


ASSETS                                                                              December 31,    December 31,
                                                                                        1997            1996
                                                                                    ------------    ------------
Cash and cash equivalents                                                              $410.5           $271.7
Settlement assets                                                                     8,364.7          7,461.5
Accounts receivable, net of allowance for doubtful accounts of
$29.1 (1997) and $25.2 (1996)                                                           984.2            958.1
Property and equipment, net                                                             774.9            757.1
Goodwill,less accumulated amortization of
$470.1 (1997) and $409.6 (1996)                                                       3,101.6          3,490.4
Other intangibles, less accumulated amortization of
$420.7 (1997) and $336.8 (1996)                                                       1,100.5          1,003.1
Other assets                                                                            578.8            398.2
                                                                                  -----------       ----------
                                                                                    $15,315.2        $14,340.1
                                                                                  ===========       ==========

   LIABILITES AND STOCKHOLDERS' EQUITY

Liabilities:
  Settlement obligations                                                             $8,249.8         $7,389.9
  Accounts payable and other liabilites                                               1,657.4          1,531.9
  Borrowings                                                                          1,750.7          1.261.4
  Senior convertible debentures                                                            --            447.1
                                                                                  -----------       ----------
     Total Liabilities                                                               11,657.9         10,630.3
                                                                                  -----------       ----------

Stockholders' Equity:
  Common Stock, $.01 par value; authorized 600.0 shares,
    issued 448.9 shares (1997) and 448.9 shares (1996)                                    4.5              4.5
  Additional paid-in capital                                                          2,132.9          2,101.8
                                                                                  -----------       ----------

  Paid-in capital                                                                     2,137.4          2,106.3
  Retained earnings                                                                   1,509.9          1,610.7
  Accumulated other comprehensive income                                                 65.8             26.3
  Less treasury stock at cost, 2.0 shares (1997) and 0.9 shares (1996)                  (55.8)          (33.5)
                                                                                  -----------       ----------
      Total Stockholders' Equity                                                      3,657.3         3,709.8
                                                                                  -----------       ----------
                                                                                    $15,315.2       $14,340.1
                                                                                  ===========       =========

See notes to consolidated financial statements.

                            FIRST DATA CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            YEAR ENDED DECEMBER 31,
                                 (IN MILLIONS)

                                                                         1997           1996           1995
                                                                         ----           ----           ----
Cash and cash equivalents at January 1                                  $271.7         $231.0         $350.5
                                                                      --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (loss)                                                      356.7          636.5          (84.2)
  Adjustments to reconcile to net cash provided by operating activities:
    Depreciation and amortization                                        534.2          423.6          346.8
    Noncash portion of restructuring, loss (gain) on business
    divestitures and impairment, net                                     332.9          (26.5)         469.0
    Other noncash items                                                    8.3            4.7           34.0
    Increase (decrease) in cash, excluding the effects of
    acquisitions and dispositions, resulting from changes in:
      Accounts receivable                                               (111.2)        (183.2)        (146.8)
      Other assets                                                      (109.4)         (17.0)         (31.0)
      Accounts payable and other liabilities                              (5.2)           4.9            3.1
      Income tax accounts                                                165.2          210.8          118.2
                                                                      --------       --------       --------
        Net cash provided by operating activities                      1,171.5        1,053.8          709.1
                                                                      --------       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Current year acquisitions, net of cash acquired                       (366.8)        (495.5)        (422.3)
  Payments related to other businesses previously acquired               (91.2)         (69.7)         (85.3)
  Proceeds from dispositions, net of expenses paid                       505.7          211.9          164.7
  Additions to property and equipment, net                              (297.3)        (392.6)        (261.5)
  Payments to secure customer service contracts, including outlays
    for conversion, and capitalized systems development costs           (319.6)        (278.2)        (205.2)
  Payments related to Western Union acquisition:
    Payment of deferred cash purchase consideration                         --             --         (300.0)
    Funding of assumed pension obligations for a suspended plan          (35.0)            --         (199.0)
                                                                      --------       --------       --------
      Net cash used in investing activities                             (604.2)      (1,024.1)      (1,308.6)
                                                                      --------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Short-term borrowings, net                                             140.4         (213.4)         609.2
  Issuance of long-term debt                                             371.6          348.4          198.1
  Principal payments on long-term debt                                   (37.0)         (20.4)        (305.7)
  Proceeds from issuance of common stock                                 149.0          177.5           93.5
  Purchase of treasury shares                                         (1,017.0)        (254.9)         (92.7)
  Cash dividends                                                         (35.5)         (26.2)         (22.4)
                                                                      --------       --------       --------
    Net cash (used for) provided by financing activities                (428.5)          11.0          480.0
                                                                      --------       --------       --------
Change in cash and cash equivalents                                      138.8           40.7         (119.5)
                                                                      --------       --------       --------
Cash and cash equivalents at December 31                                $410.5         $271.7         $231.0
                                                                      ========       ========       ========

See notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            FIRST DATA CORPORATION

                                                                              ACCUMULATED
                                                                                OTHER
                                              COMPREHENSIVE    RETAINED      COMPREHENSIVE     COMMON    PAID-IN    TREASURY STOCK
                                                                                                                    --------------
 (IN MILLIONS)                   TOTAL           INCOME        EARNINGS         INCOME          SHARES   CAPITAL   SHARES     COST
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1995      $2,400.9                         $1,274.5       $(23.6)          416.0    $1,280.6    (5.4)  $(130.6)
Comprehensive income
  Net loss                       (84.2)       $(84.2)             (84.2)
  Other comprehensive
    income:
    Unrealized gains on
      securities                  66.7          66.7
    Foreign currency
      translation
      adjustment                  (4.0)         (4.0)
    Minimum pension
      liability adjustment       (20.4)        (20.4)
                                       --------------
  Other comprehensive income                    42.3                            42.3
                                       --------------
Comprehensive income                          $(41.9)
                                       ==============
Purchase of treasury shares      (92.7)                                                                             (3.2)   (92.7)
Stock issued for:
  Acquisitions, including
    additional consideration     743.4                                                          23.6       642.6     4.2    100.8
  Compensation and benefit
    plans                        120.8                            (23.4)                         4.2        67.3     3.0     76.9
  FFMC warrant exercises          35.0                                                           4.2        35.0
Cash dividends declared
  ($0.06 per share)              (17.3)                           (17.3)
Cash dividends by merged
  entity                          (3.1)                            (3.1)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995     3,145.1                          1,146.5         18.7           448.0     2,025.5    (1.4)   (45.6)
Comprehensive income
  Net income                     636.5        $636.5              636.5
  Other comprehensive
    income:
    Unrealized losses on
      securities                 (13.7)        (13.7)
    Foreign currency
      translation adjustment      16.6          16.6
    Minimum pension
      liability adjustment         4.7           4.7
                                       --------------
  Other comprehensive
      income                                     7.6                             7.6
                                       --------------
Comprehensive income                          $644.1
                                       ==============
Purchase of treasury shares     (254.9)                                                                             (6.7) (254.9)
Stock issued for:
    Acquisitions, including
      additional
      consideration               20.1                                                           0.9                 0.5    20.1
    Compensation and benefit
      plans                      173.3                           (139.7)                                    74.6     6.5   238.4
    Convertible debentures         6.7                             (3.5)                                             0.2    10.2
 Other transactions and
   adjustments                     4.5                                                                       6.2            (1.7)
 Cash dividends declared
   ($0.065 per share)            (29.1)                           (29.1)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996     3,709.8                          1,610.7         26.3           448.9     2,106.3    (0.9)  (33.5)
Comprehensive income
  Net income                     356.7        $356.7              356.7
  Other comprehensive
    income:
    Unrealized gains on
      securities                  25.8          25.8
    Foreign currency
      translation adjustment      (1.4)         (1.4)
    Minimum pension liability
      adjustment                  15.1          15.1
                                       --------------
    Other comprehensive
      income                                    39.5                             39.5
                                       --------------
Comprehensive income                          $396.2
                                       ==============
Purchase of treasury shares   (1,017.0)                           (34.6)                                           (27.0) (982.4)
Stock issued for:
    Acquisitions, including
      additional
      consideration               10.2                                                                               0.3    10.2
    Compensation and benefit
      plans                      149.0                            (79.3)                                    31.4     5.2   196.9
    Convertible debentures       444.8                           (308.2)                                            20.4   753.0
Other transactions and
  adjustments                     (0.2)                             0.1                                     (0.3)
Cash dividends declared
  ($0.08 per share)              (35.5)                           (35.5)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997    $3,657.3                         $1,509.9         $65.8          448.9    $2,137.4    (2.0) $(55.8)
-----------------------------------------------------------------------------------------------------------------------------------

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

  Effective with the quarter ended December 31, 1997, the Company changed its revenue presentation to report "Service revenues" and "Product sales and other" versus "Operating revenues" and "Other income." Product sales and other includes certain items formerly reported in operating revenues as well as other income. The Company adopted this presentation in order to separate recurring transaction and related service processing revenues from all other revenues. The Company's service revenues are principally based on the number of accounts or transactions processed, a percentage of dollar volume processed, or a combination thereof. Service revenues also include investment earnings (primarily on certain settlement assets related to payment instruments) and FDC's equity in earnings of unconsolidated affiliated companies. Product sales and other includes sales of the Company's products (which are generally ancillary to service revenues), software, and other items which recur but which fluctuate as to amount and timing. This category also includes nonrecurring gains. Prior year amounts have been reclassified to conform to the current year's presentation.

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

  FDC's operations in the United States provide the vast majority of the Company's transaction processing services, including the processing for almost all of the money transfers and credit card transactions that are ultimately settled outside of the U.S. Currently, FDC's processing centers in the United Kingdom and Australia are the only foreign operations of any significance. These units, collectively, accounted for 5% of FDC's total revenues in 1997 (compared with 5% in 1996 and 1995) and a comparable portion of FDC's assets and earnings

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(prior to the restructuring, loss on business divestitures and impairment charges).

Cash and Cash Equivalents

  Highly liquid investments (other than those included in settlement assets) with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents, and are stated at cost which approximates market value. Cash equivalents at December 31, 1997 and 1996 include $85.3 million of required investments in connection with FDC's merchant card settlement operation.

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

Off-Balance Sheet Financial Instruments

  FDC, through the use of interest rate swap and cap agreements, hedges certain exposures to changes in variable rates that impact commissions paid to certain of its payment instruments selling agents (see Note 7). The interest rate indices specified by the agreements have been and are expected to be highly correlated with the commission rates paid to these selling agents. Interest rate swap agreements involve the receipt of floating rate payments in exchange for fixed rate payments over the life of the agreement. The differential to be paid or received is accrued as rates change and is recognized as an adjustment of agent commission expense. Costs of variable rate cap agreements, which are included in other assets, are amortized as an adjustment to agent commissions over the lives of the agreements, and amounts due FDC under these agreements are recognized as an adjustment of agent commissions as earned. The fair value of these agreements and changes to their fair value resulting from changes in market interest rates are not recognized in the financial statements.

Property and Equipment

  Property and equipment are stated at cost, less accumulated depreciation or amortization which is computed using the straight-line method over the lesser of the estimated useful life of the related assets (generally three to 10 years for equipment, furniture and leasehold improvements, and 30 years for buildings) or the lease term. Amounts charged to expense for the depreciation and amortization of property and equipment were $236.7 million in 1997, $185.0 million in 1996 and $143.9 million in 1995.

Goodwill and Other Intangibles

  Goodwill represents the excess of purchase price over tangible and other intangible assets acquired less liabilities assumed arising from business combinations and is being amortized on a straight-line basis over estimated useful lives ranging from 20 to 40 years. Goodwill amortization expense totaled $109.7 million in 1997, $110.6 million in 1996, and $101.7 million in 1995.

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other intangible assets consist primarily of contract costs (rights to provide processing services to customers, acquired directly or through acquisitions), capitalized conversion costs (systems and programming and other related costs to convert new client accounts to FDC's processing systems), and capitalized systems development costs (costs to create new platforms for certain of the Company's information processing services of $135.4 million at December 31, 1997 and $102.3 million at December 31, 1996). Client contracts for which costs are capitalized generally provide for the payment by the client of minimum annual fees and contract termination penalties. Other intangibles also include, to a lesser extent, databases, copyrights, patents, software and noncompete agreements acquired in business combinations. Other intangibles are amortized on either a straight-line basis or as a percentage of expected revenues over the length of the contract or benefit period, which generally ranges from three to 20 years. Other intangibles amortization expense totaled $187.8 million in 1997, $128.0 million in 1996, and $101.2 million in 1995.

  Goodwill and other intangible assets are reviewed for impairment whenever events indicate that their carrying amount may not be recoverable. In such reviews, estimated undiscounted future cash flows associated with these assets are compared with their carrying value to determine if a write-down to fair value (normally measured by discounting estimated future cash flows) is required.

Revenue Recognition

  FDC recognizes revenues from its information processing services as such services are performed, recording revenues net of certain costs not controlled by the Company (primarily interchange fees charged by credit card associations of $1.5 billion in 1997, $2.1 billion in 1996 and $1.7 billion in 1995).

Earnings (Loss) Per Common Share

  In September 1996, the Company's Board of Directors declared a two-for-one stock split, effected in the form of a stock dividend distributed on November 15, 1996 to shareholders of record on November 1, 1996. Accordingly, all share and earnings (loss) per common share amounts have been retroactively restated for this 100% stock dividend.

  Effective December 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which changes the method used to compute earnings per share. Under the new requirements, basic earnings per share replaces primary earnings per share and does not include the dilutive effect of convertible debentures and stock options. SFAS 128 has replaced fully diluted earnings per share with diluted earnings per share which includes the dilutive effect of the debentures and stock options. The Company has restated all prior period earnings per share amounts in accordance with SFAS 128. Amounts utilized in per share computations are as follows:


Year Ended December 31,                    1997     1996     1995
-------------------------------------------------------------------
(In millions)

Weighted-average shares outstanding:
  Basic weighted-average shares            442.3    447.7    434.0
  Stock options                              5.3      7.3      6.1
  Senior convertible debentures             19.3     20.6     20.6
                                          ------   ------   ------
                                           466.9    475.6    460.7
Earnings add back related to senior

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


    convertible debentures                $ 12.8   $ 14.2   $ 14.2

  Diluted earnings per common share computations for 1997 and 1996 were computed based on weighted-average shares outstanding including the dilutive impact of common stock equivalents which consist of outstanding stock options, warrants and convertible debt. The after tax interest expense and issue cost amortization on convertible debt is added back to net income when common stock equivalents are included in computing diluted earnings per common share. The loss per common share in 1995 was computed based on FDC's basic weighted-average shares outstanding for the year, as the impact of common stock equivalents is anti-dilutive. In computing the per share impact of the 1995 merger, integration and impairment charge, common stock equivalents were included since their impact would be dilutive on operating results before this charge.

Foreign Currency Translation

  The U.S. dollar is the functional currency for all FDC businesses except its operations in the United Kingdom and Australia. Foreign currency denominated assets and liabilities for these units are translated into U.S. dollars based on exchange rates prevailing at the end of each year, and revenues and expenses are translated at average exchange rates during the year. The effects of foreign exchange gains and losses arising from these translations of assets and liabilities are included as a component of other comprehensive income.

Stock Based Compensation

  Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), establishes accounting and reporting standards for stock based employee compensation plans (see Note 13). As permitted by the standard, FDC continues to account for such arrangements under APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. Accordingly, adoption of the standard has not affected the Company's results of operations or financial position.

Comprehensive Income

  Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption had no impact on the Company's net income or stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities, currency translation adjustments, and minimum pension liability, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.


NOTE 2: FFMC BUSINESS COMBINATION AND RESTRUCTURING, LOSS ON BUSINESS DIVESTITURES AND IMPAIRMENT CHARGES

FFMC Business Combination

  In October 1995, FDC merged with First Financial Management Corporation ("FFMC") by converting all of FFMC's outstanding shares into approximately 209.0 million shares of FDC common stock. The merger has been accounted for as a

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

pooling of interests and, accordingly, the Company's financial statements and related notes include FFMC's accounts and operations for all periods presented.

  Operating results, unaudited, of FFMC included with FDC's consolidated results for the nine months ended September 30, 1995, adjusted for conformity of accounting policies utilized by FDC and FFMC, were $1,488.9 million in revenues and net income of $127.3 million.

Restructuring, Loss on Business Divestitures and Impairment Charges

  During 1997, the Company completed dispositions of four business units and incurred impairment and restructuring charges involving most business areas, as detailed in Note 4 and following. These activities, which are reported on the "Restructuring, loss on business divestitures and impairment, net" line in the consolidated statements of operations, resulted in a net pretax charge of $369.3 million. Because much of the impairment included in the charge is nondeductible goodwill for tax purposes, the tax benefit on this loss was only $35.4 million (a 9.6% effective rate) and the after tax impact of these activities was to reduce net income by $333.9 million, or $0.72 per share.

  During the first quarter of 1997 the Company completed the sale of its GENEX subsidiary, resulting in a pretax gain of $50.5 million. On July 1, 1997 the Company completed the sale of its FIRST HEALTH Strategies and FIRST HEALTH Services businesses and recorded a pretax loss on the divestiture of $93.8 million. As a consequence of the Company's decision to divest these FIRST HEALTH business units, the future value of the remaining health care administration services businesses (EBP and VIPS) was diminished and, accordingly, the Company recorded impairment charges related to such businesses of $118.4 million and other exit related costs of $3.5 million. On December 31, 1997 the Company completed the sale of its Nationwide Credit subsidiary and recorded a pretax loss on the divestiture of $51.0 million.

  In January 1998, the Company announced its intention to sell First Image Management Company, its imaging and document management business, and recorded a 1997 pretax impairment charge of $106.7 million, reflecting the anticipated loss on the disposition. Such impairment charge was recorded as a reduction of goodwill.

  Restructuring costs in 1997 involved most business areas and include severance accruals for approximately 2,100 employees of $29.1 million, facility closure costs of $5.5 million and other exit costs of $11.8 million. Through December 31, 1997, cash expenditures of $34.4 million were charged against these accruals.

  1996 results include $22.3 million of restructuring costs primarily related to integration activities associated with the FFMC merger, impairment charges of $10.2 million and a $46.0 million gain on the MoneyGram disposition (see Note
4), which increased net income by $8.3 million ($0.02 per share). Through December 31, 1997, substantially all cash expenditures have been incurred.

  During the fourth quarter of 1995 the Company recorded a $645.7 million merger, integration and impairment charge which reduced net income by $539.9 million ($1.21 per common share). The charge consisted of transaction costs ($221.7 million), restructuring and integration costs ($121.2 million), impairment charges ($283.6 million) and an early extinguishment of debt ($19.2 million). Through December 31, 1997, substantially all cash expenditures have been incurred.

  Transaction costs related to the merger and consisted primarily of payments pursuant to preexisting change in control agreements with FFMC management totaling $174.7 million, with the remainder comprised of professional fees and other expenses incurred in connection with the transaction.

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


  As a result of the FFMC merger, the Company conducted a strategic reevaluation of its businesses, reviewing overall trends and developments in relation to its business investments and industry concentrations. Consequently, the Company recorded restructuring and integration costs and impairment charges.

  Restructuring and integration costs in 1995 and 1996 consist of accruals for personnel severance of $34.8 million involving 1900 employees, lease termination costs for facilities and equipment, contract termination and modification costs and costs for exit activities related to duplicate or overlapping operations and incurred employee relocations.

  The Company measures the need for a reduction in the carrying amount of long-lived assets using Statement of Financial Accounting Standards No. 121 ("SFAS 121"). A discount rate of 15% is utilized for discounting estimated future cash flows for purposes of measuring fair market value. This process resulted in the substantial portion of the $283.6 million charge in 1995 for impairment. The charge included $136.1 million for goodwill, principally related to the ENVOY acquisition; $77.0 million for other long-lived assets, principally systems development and conversion costs and other intangibles; $30.3 million for other assets and $40.2 million for assets which were substantially disposed of during 1996. The agreement to acquire ENVOY in August 1994 (almost one year prior to completion of the transaction in June 1995) was viewed at such time as a strategic expansion of FDC's merchant card processing area. The subsequent additions of CES and FFMC's merchant card processing operations, combined with industry trends toward consolidation, caused the Company not to pursue the ENVOY business plan.

  On October 12, 1995, the Company exercised its prepayment option with respect to certain notes payable which was not reflected as an extraordinary item due to its immaterial effect.

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 3: OTHER BUSINESS COMBINATIONS AND ASSET ACQUISITIONS

                                                               Initial Consideration
                                                ----------------------------------------------------
                                                                                    FDC Common Stock
                                                                                    ----------------
                                                                                     Dollar
Businesses and Assets Acquired                 Month       Total (a)     Cash        Value    Shares
------------------------------                 -----       -----         ----        -----    ------
(In millions)

1997:
Consumer Credit Associates                     April       $   93.0      $ 90.2      $   --       --
CardService International (Joint Venture)      April           60.0        60.0          --       --
Orlandi Valuta                                 August          66.5        66.5          --       --
Bank alliance programs                                         58.0        58.0          --       --
11 other acquisitions                                         120.6       109.1        10.2      0.3
                                                           --------      ------      ------   ------
                                                           $  398.1      $383.8      $ 10.2      0.3
                                                           ========      ======      ======   ======

1996:
Donnelley Marketing, Inc. (Donnelley)          September   $  195.4      $188.9      $   --       --
Elektra (Mexican Joint Venture -
 remaining interest)                           January        162.0       162.0          --       --
Bank alliance programs                                        137.8        73.8          --       --
6 other acquisitions                                          144.7        83.1        36.2      0.9
                                                           --------      ------      ------   ------
                                                           $  639.9      $507.8      $ 36.2      0.9
                                                           ========      ======      ======   ======

1995 (b):
Employee Benefit Plans, Inc. (EBP)             October     $  122.4(c)   $  1.8      $120.6      5.4
Merchant processing and point of
 sale unit of ENVOY Corporation (ENVOY)        June           175.0         3.9       171.1      6.0
CESI Holdings, Inc. and its subsidiary
 Card Establishment Services (CES)             March          757.3       309.0(d)    448.3     16.4
Bank alliance programs                                         36.9        23.9          --       --
8 other acquisitions                                          124.9       116.7          --       --
                                                           --------      ------      ------   ------
                                                           $1,216.5      $455.3      $740.0     27.8
                                                           ========      ======      ======   ======

(a) Other consideration, not separately listed in the table or described above, consists of promissory notes and other amounts payable of $4.1 million in 1997, $95.9 million in 1996 and $21.2 million in 1995.

(b) See Note 2 with regard to FFMC merger.

(c) Does not include the assumption of stock options.

(d) Includes amounts infused to prepay CES debt obligations of $215.0 million.

  Consumer Credit Associates is a provider of consumer credit information; CardService International, Inc. is an electronic transaction service provider (in which FDC acquired a 50% ownership interest); and Orlandi Valuta companies ("Orlandi") is a provider of U.S. to Mexico money transfer services. The Company continues to develop bank alliance programs (joint ventures) in the domestic merchant credit card processing area.

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Donnelley provides marketing database and information based services and Elektra represents the balance of Western Union-Mexico money transfer services that was not owned by FDC. EBP is a health care claims processor and plan administrator (with a life insurance subsidiary selling insurance products ancillary to its processing area), and ENVOY and CES are merchant payment transaction processors. Other acquisitions expanded the Company's markets and service offerings in various business categories.

  Except for one transaction in 1996 involving the issuance of approximately 900,000 shares of FDC common stock, all of the above business combinations and asset acquisitions have been accounted for as purchases, and their results have been included in the Company's results of operations from the effective dates of acquisition. The following table outlines the assets acquired and liabilities assumed (at date of acquisition):

Year Ended December 31,                           1997      1996       1995
------------------------------------------------------------------------------
(In millions)

Fair value of net assets acquired                $398.1    $603.7    $1,216.5
Less acquisition notes and accounts payable        (4.1)    (95.9)      (21.2)
Less value of common stock issued                 (10.2)      ---      (740.0)
Less cash acquired                                (17.0)    (12.3)      (33.0)
                                                 ------    ------    --------
Net cash paid for acquisitions                   $366.8    $495.5    $  422.3
                                                 ======    ======    ========

  The fair value of net assets acquired includes initial goodwill and other intangible amounts aggregating $371 million in 1997, $560 million in 1996 and $1.1 billion in 1995.

  The terms of certain of the Company's acquisition agreements provide for additional consideration to be paid if the acquired entity's results of operations exceed certain targeted levels. Targeted levels are generally set substantially above the historical experience of the acquired entity at the time of acquisition. Such additional consideration is paid in cash and with shares of the Company's common stock, and is recorded when earned as additional purchase price. Additional consideration was paid totaling $2.7 million in 1997, $26.6 million in 1996 (including 0.5 million shares of common stock valued at $21.0 million), and $10.0 million in 1995. The maximum amount of remaining contingent consideration is $105.6 million (payable through 2001).

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      NOTE 4: DISPOSITIONS
                                                          Pretax Gain (Loss) on Sale
                                                Cash      --------------------------
Business Sold                    Period       Proceeds     1997     1996    1995
------------------------------------------------------------------------------------
(In millions)

Nationwide Credit            December 1997       $155.2   $(51.0)   $ ---   $ ---
FIRST HEALTH Strategies
    and Services             July 1997            200.0    (93.8)
GENEX                        February 1997         70.0     50.5
MoneyGram                    December 1996        199.5              46.0
Health Systems               June 1995            231.1                      93.0
Cable Services               November 1994        143.4                      12.0

  Revenues from these businesses were approximately 5% of the Company's consolidated revenues in 1997, compared with 13% in 1996 and 17% in 1995.

  A description of 1997 divestitures is contained in Note 2.

  In December 1996, the Company divested its MoneyGram operation through an initial public offering of 100% of its common stock. Since the merger with FFMC required the divestiture of MoneyGram pursuant to an order by the Federal Trade Commission, the gain on the divestiture has been reflected as a component of the 1996 restructuring, loss on business divestitures and impairment amount.

  The pretax gains on the 1995 dispositions have been included in "Product sales and other" in the Company's consolidated statements of operations. The aggregate pretax gain in 1995 on the sale of the health systems business (which included a $24.0 million pretax gain on the September 1995 sale of the buyer's stock received as consideration in the sale) was substantially offset by income taxes related to the sale totaling $76.9 million. The Company also recorded pretax gains in 1995 resulting from the favorable resolution of certain indemnification issues related to the 1994 sale of the cable services business.


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

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31,                             1997       1996
--------------------------------------------------------
(In millions)

Settlement assets:
------------------------------------
Cash and cash equivalents              $2,175.7   $2,115.8
Investment securities                   4,885.0    4,291.0
Due from card associations                650.6      818.4
Due from selling agents                   653.4      236.3
                                       --------   --------
                                       $8,364.7   $7,461.5
                                       ========   ========
Settlement obligations:
------------------------------------
Payment instruments outstanding        $6,416.5   $5,361.0
Card settlements due to merchants         902.1    1,263.5
Due to selling agents                     801.5      671.3
Other                                     129.7       94.1
                                       --------   --------
                                       $8,249.8   $7,389.9
                                      =========   ========

  Cash equivalents consist of short-term time deposits, reverse repurchase agreements, commercial paper and other highly liquid investments. See Note 6 for information concerning the Company's investment securities.

  FDC generates revenues from its investment of certain settlement assets, a substantial majority of which are cash equivalents and investment securities within the Company's payment instruments business. Payment instrument investment portfolio balances averaged $5.3 billion in 1997, $4.5 billion in 1996 and $3.3 billion in 1995. Investment revenues (before commissions to certain selling agents) from payment instrument portfolios totaled $289.4 million in 1997, $285.9 million in 1996 and $244.0 million in 1995 ($386.8 million, $333.9 million and $270.2 million, respectively, on a pretax equivalent basis).

  Prior to 1997, a portion of FDC's payment instruments services was generated from official checks, money orders and money transfers issued under an agreement with an entity affiliated with American Express Company ("American Express"), the state-licensed issuer of the instruments. Settlement assets (primarily cash equivalents, investment securities and amounts due from selling agents) resulting from payment instruments issued under the agreement with American Express represented approximately 4% of FDC's total settlement assets at December 31, 1997 compared with 24% at December 31, 1996. FDC began issuing payment instruments under its own name in 1994, and phased out those issued under the American Express name in April 1997.

NOTE 6: INVESTMENT SECURITIES

  Investment securities are a principal component of the Company's settlement assets, and represent the investment of funds received by FDC from the sale of payment instruments (principally official checks and money orders) by authorized agents. In addition, the Company had a separate portfolio of investment securities arising from the sale of insurance products ancillary to its health care claims processing services. This portfolio was liquidated in December 1997 and the proceeds were invested in short-term instruments. At December 31, 1997 and 1996, these investment securities totaled $93.8 million and $93.2 million, respectively, are classified as available-for-sale, and are recorded at fair value in other assets in FDC's consolidated balance sheets.

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Virtually all of FDC's investment securities are debt securities, most of which have maturities greater than one year. At December 31, 1997, 64% of these debt securities mature within five years and 89% within 10 years. Realized gains and losses from the sale of investment securities were not material.

  The principal components of investment securities, which are carried at fair value, are as follows:

                                          Fair Value  Amortized Cost  Net Unrealized Gains
------------------------------------------------------------------------------------------
(In millions)

December 31, 1997:
     State and municipal obligations      $4,378.3        $4,269.3          $109.0
     Adjustable rate mortgage-backed
        securities                           442.9           440.3             2.6
     Other                                    63.8            60.5             3.3
                                          --------        --------          ------
         Totals                           $4,885.0        $4,770.1          $114.9
                                          ========        ========          ======

December 31, 1996:
     State and municipal obligations      $3,945.1        $3,876.7          $ 68.4
     Adjustable rate mortgage-backed
        securities                           313.6           311.0             2.6
     Other                                   125.5           125.2             0.3
                                          --------        --------          ------
         Totals                           $4,384.2        $4,312.9          $ 71.3
                                          ========        ========          ======

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

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Off-balance sheet financial instruments

  A portion of the Company's payment instruments business involves the payment of commissions to selling agents that are computed based on short-term variable rates. The Company has purchased variable rate caps (under agreements expiring at various dates through 2000) to partially insulate its sales commission amounts from increases in these rates. These agreements have effective notional amounts totaling $600 million at December 31, 1997 compared with $950 million at December 31, 1996. The majority of these agreements provide the Company protection in the event that short-term interest rates exceed 5 1/4% and 5 1/2%, and the one remaining agreement becomes effective in the event that short-term interest rates exceed 6 1/2%. In addition, the Company has interest rate swap agreements which serve to effectively convert the variable rate commissions to agents to fixed rate amounts. These agreements have an aggregate notional amount of $1.1 billion at December 31, 1997, expire between 1998 and 2012 and require the Company to pay based upon fixed rates of between 5.81% and 6.94% while the Company receives payments principally based on three month variable rates. At December 31, 1996 the notional amount of these swaps was $0.8 billion with fixed rates of between 5.38% and 6.89%. The counterparties to these agreements are financial institutions with a major rating agency credit rating of "A" or better. The credit risk inherent in these cap and swap agreements represents the possibility that a loss may occur from the nonperformance of a counterparty to the agreements. The Company monitors the credit risk of these counterparties and the concentration of its contracts with any individual counterparty. FDC anticipates that the counterparties will be able to fully satisfy their obligations under the agreements.

Fair value of financial instruments

  Carrying amounts for certain of FDC's financial instruments (cash and cash equivalents and short-term borrowings) approximate fair value due to their short maturities. These instruments are not in the following table, which provides the estimated fair values of other financial instruments.

December 31,                                      1997       1996
-----------------------------------------------------------------------------------------
(In millions)
                                                Carrying   Fair        Carrying   Fair
                                                Value      Value       Value      Value
                                                --------   --------    --------   --------
Balance sheet financial instruments:
----------------------------------------------
 Long-term investment securities                $4,885.0   $4,885.0    $4,384.2   $4,384.2
 Long-term debt                                  1,134.4    1,192.1       785.5      782.4
 Senior convertible debentures                        --         --       447.1      770.7

Off-balance sheet financial instruments:
---------------------------------------------
 Variable rate hedging arrangements,
  principally rate swap and cap agreements      $    6.3   $  (28.3)   $   13.5   $    2.4

  The estimated fair values of balance sheet financial instruments are based primarily on market quotations, whereas the estimated fair values of off-balance sheet arrangements are based on dealer quotations. These estimated values may not be representative of actual values that could have been realized as of the year-end dates or that will be realized in the future.

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8: INCOME TAXES

Year Ended December 31,               1997     1996     1995
------------------------------------------------------------
(In millions)

Components of pretax income:
 Domestic                         $  667.5     $999.0   $150.2
 Foreign                              38.9       32.8     17.4
                                  --------   --------   ------
                                    $706.4   $1,031.8   $167.6
                                  ========   ========   ======
Provision for income taxes:
 Federal                          $  277.1     $325.5   $203.0
 State and local                      57.5       61.4     38.6
 Foreign                              15.1        8.4     10.2
                                  --------   --------   ------
                                    $349.7   $  395.3   $251.8
                                  ========   ========   ======

  The Company's effective tax rates differ from statutory rates as follows (1997 and 1995 differences are calculated by excluding the impact of restructuring, business divestitures and impairment charges, the impact of which is separately disclosed):


Year Ended December 31,                                                1997      1996      1995
------------------------------------------------------------------------------------------------


Federal statutory rate                                                  35.0%     35.0%     35.0%
 State income taxes, net of federal income tax benefit                   3.8       3.9       3.2
 Nondeductible amortization of intangible assets                         2.3       2.6       2.8
 Interest earned on municipal investments                               (5.8)     (3.0)     (2.0)
 Restructuring, business divestitures and impairment charge             13.7       ---     111.6
 Other                                                                   0.5      (0.2)     (0.4)
                                                                      ------    ------    ------
Effective tax rate                                                      49.5%     38.3%    150.2%
                                                                      ======    ======    ======
FDC's income tax provisions consist of the following components:

Year Ended December 31,                                                 1997      1996      1995
------------------------------------------------------------------------------------------------
(In millions)
Current                                                               $190.1    $259.5    $276.7
Deferred                                                               159.6     135.8     (24.9)
                                                                      ------    ------    ------
                                                                      $349.7    $395.3    $251.8
                                                                      ======    ======    ======

  Income tax payments of $144.0 million in 1997, $77.6 million in 1996 and $144.6 million in 1995 are less than current expense due primarily to tax benefits recorded directly to equity and reductions of goodwill. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the book and tax bases of the Company's assets and liabilities. There was no valuation allowance in 1997 or 1996. Net deferred tax liabilities are included in accounts payable and other liabilities in FDC's consolidated balance sheets. The following table outlines the principal components of deferred tax items.

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31,                                1997        1996
-------------------------------------------------------------
(In millions)

Deferred tax assets related to:
 Accrued expenses                         $  122.0    $ 159.3
 Pension obligations                          27.3       41.7
 Employee related liabilities                 35.0       48.8
                                          --------    -------
                                             184.3      249.8
                                          --------    -------
Deferred tax liabilities related to:
 Property, equipment and intangibles        (305.5)    (245.7)
 Unrealized securities gain                  (38.8)     (25.1)
 Other                                       (27.4)     (32.9)
                                          --------    -------
                                            (371.7)    (303.7)
                                          --------    -------
 Net deferred tax liabilities             $ (187.4)   $ (53.9)
                                          ========    =======


NOTE 9: BORROWINGS

December 31,                                  1997       1996
-------------------------------------------------------------
(In millions)
Short-Term Borrowings:
---------------------
 Commercial paper                         $  616.3    $ 441.1
 Uncommitted lines of credit                   ---       34.8

Long-Term Debt:
--------------
 Medium-Term Notes                           724.1      349.1
 6 3/4% Notes due 2005                       196.0      198.8
 6 5/8% Notes due 2003                       199.4      199.4
 Term loan, 7.19% due 1997                     ---        8.8
 Other                                        14.9       29.4
                                          --------   --------
                                          $1,750.7   $1,261.4
                                          ========   ========


  The Company's commercial paper borrowings at December 31, 1997 and 1996 had weighted-average interest rates of 5.9% and 5.6%, respectively.

  FDC has established two revolving credit facilities ("the Facilities") for its short-term borrowings to support its commercial paper program with maximum borrowings of $1.5 billion. The maximum amount of borrowings possible under the Facilities, which consist of a $500 million 364-day facility and a $1 billion five-year facility at December 31, 1997, is reduced by outstanding commercial paper amounts. Interest rates for borrowings under the Facilities are based on market rates. The Facilities contain customary covenants, none of which are expected to significantly affect FDC's operations. At December 31, 1997, the Company was in compliance with all of these covenants.

  In 1997, FDC expanded the maximum amount of its commercial paper program and supporting banking facilities from $1.0 billion to $1.5 billion. Also, the Company obtained new uncommitted bank credit lines of $175.0 million from several financial institutions during 1997. The interest rates for borrowings under the credit lines are based on market rates. Through the Facilities and the uncommitted bank credit lines, the Company had available borrowing capacity of $1,058.7 million at December 31, 1997.

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


  During 1997, the Company issued $375 million in Medium-Term Notes with maturities ranging from 3 to 10 years and interest rates between 6.38% and 6.61%.

  In 1996, FDC issued $350 million in Medium-Term Notes with maturities ranging from two to five years. The interest rates on the Medium-Term Notes are between 6.19% and 6.82%. Interest on the 6 3/4% and 6 5/8% term notes, which are public debt offerings, is payable semi-annually in arrears. These notes do not have sinking fund obligations, and they are not redeemable prior to maturity.

  Aggregate annual maturities of long-term debt are $154.9 million in 1998, $154.7 million in 1999, $127.7 million in 2000, $51.6 million in 2001, $0.1 in
2002 and $645.4 million in all periods thereafter. The Company paid interest amounts totaling $102.6 million in 1997, $95.6 million in 1996 and $92.7 million in 1995.


NOTE 10: SUPPLEMENTAL BALANCE SHEET INFORMATION


December 31,                                       1997        1996
---------------------------------------------------------------------
(In millions)

Property and equipment:
----------------------
  Land                                           $   18.9    $   15.2
  Buildings                                         157.6       140.6
  Leasehold improvements                            135.3       130.7
  Equipment and furniture                         1,255.6     1,133.8
                                                 --------    --------
                                                  1,567.4     1,420.3
 Less accumulated depreciation
  and amortization                                 (792.5)     (663.2)
                                                 --------    --------
                                                 $  774.9    $  757.1
                                                 ========    ========

Accounts payable and other liabilities:
--------------------------------------
  Accounts payable and accrued expenses          $  650.3    $  557.4
  Compensation and benefit liabilities              159.4       175.2
  Assumed Western Union pension obligations          70.7       121.4
  Accrued costs of businesses acquired               92.5       147.7
  Income taxes payable                              190.4       190.1
  Deferred income taxes                             187.4        53.9
  Other liabilities                                 306.7       286.2
                                                 --------    --------
                                                 $1,657.4    $1,531.9
                                                 ========    ========

NOTE 11: COMMITMENTS AND CONTINGENCIES

  The Company leases certain of its facilities and equipment under operating lease agreements, substantially all of which contain renewal options. Total rent expense for operating leases was $162.4 million in 1997, $169.2 million in 1996, and $166.6 million in 1995. Minimum aggregate rental commitments at December 31, 1997 under all noncancelable leases were $91.3 million in 1998, $77.3 million in 1999, $55.7 million in 2000, $43.1 million in 2001, $33.3 million in 2002, and $104.7 million for all periods thereafter.

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2000, $43.1 million in 2001, $33.3 million in 2002, and $104.7 million for all periods thereafter. Additionally, one of the Company's businesses leases space which it concurrently leases to its customers with mirrored terms. Future lease rental income exceeds lease payments, with obligations at December 31, 1997 for remaining lease terms totaling $44.8 million.

  In connection with FDC's money transfer business, the Company has entered into a minimum purchase agreement with one of its data processing vendors. Under this agreement, the Company is required to purchase at least $100 million in goods and services over a period of 66 months commencing January 1, 1998.

  On November 3, 1997, a putative class action against, among others, the Company's Western Union Financial Services, Inc. subsidiary was filed. The plaintiff claims that Western Union charges an undisclosed "commission" when consumers transmit money to foreign countries, in that the exchange rate used in these transactions is less favorable than the exchange rate that Western Union receives when it trades dollars in the international money market. The plaintiff asserts that Western Union's failure to disclose this "commission" in its advertising and in the transactions violates federal and state law. The plaintiff seeks, among other things, a declaratory judgment, compensatory and statutory damages alleged to be in excess of $1 billion, and punitive damages. The plaintiff also has made a claim under the Racketeer Influenced and Corrupt Organizations Act which provides for treble damages. Western Union has filed a motion to dismiss the plaintiff's federal claims, which motion is pending with the court, and intends to vigorously defend the action.

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


NOTE 12: STOCKHOLDERS' EQUITY AND SENIOR CONVERTIBLE DEBENTURES

Dividends

  FDC continued paying cash dividends of $0.02 per share on a quarterly basis to stockholders during 1997. The Company's Articles of Incorporation authorizes
10.0 million shares of preferred stock, none of which are issued.

Other Comprehensive Income

  The income tax effects allocated to and the cumulative balance of each component of other comprehensive income are as follows (in millions):

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                                         Tax
                                              Beginning    Pretax    (Benefit)/    Net-of-Tax     Ending
                                               Balance     Amount      Expense       Amount      Balance
                                              ----------   -------   -----------   -----------   --------
December 31, 1997
 Unrealized gains on securities                  $ 46.4    $ 39.5        $ 13.7        $ 25.8     $ 72.2
 Currency translation adjustment                   (4.4)     (2.2)         (0.8)         (1.4)      (5.8)
 Minimum pension liability                        (15.7)     23.2           8.1          15.1       (0.6)
                                                 ------    ------        ------        ------     ------
                                                   26.3      60.5          21.0          39.5       65.8
December 31, 1996
 Unrealized gains (losses) on securities           60.1     (21.1)         (7.4)        (13.7)      46.4
 Currency translation adjustment                  (21.0)     25.5           8.9          16.6       (4.4)
 Minimum pension liability                        (20.4)      7.2           2.5           4.7      (15.7)
                                                 ------    ------        ------        ------     ------
                                                   18.7      11.6           4.0           7.6       26.3
December 31, 1995
 Unrealized gains (losses) on securities           (6.6)    102.6          35.9          66.7       60.1
 Currency translation adjustment                  (17.0)     (6.2)         (2.2)         (4.0)     (21.0)
 Minimum pension liability                           --     (31.4)        (11.0)        (20.4)     (20.4)
                                                 ------    ------        ------        ------     ------
                                                 $(23.6)   $ 65.0        $ 22.7        $ 42.3     $ 18.7
                                                 ======    ======        ======        ======     ======

Convertible Debentures

  On November 3, 1997 FDC issued a notice of redemption of all senior convertible debentures outstanding on December 15, 1997. Between November 3 and December 15, $443 million in face value of debentures were converted into 20,360,835 shares of FDC common stock. In anticipation of meeting the conversion requirements of the senior convertible debentures, the Company repurchased 20.4 million shares of FDC common stock pursuant to the Board of Directors' authorization.

Other Stockholders' Equity Transactions

  In May 1997, 0.3 million shares of the Company's common stock were issued to the shareholders of Technology Solutions International, Inc. ("TSI") in a merger transaction pursuant to which FDC acquired 100% of the stock of TSI. In June 1996, FDC converted EBP debentures (which were assumed through the October 1995 acquisition) by issuing 0.2 million shares of common stock. In November 1996,
0.9 million shares of the Company's common stock were issued to the shareholders of Southern TeleCheck, Inc. ("STI") in a merger transaction pursuant to which FDC acquired 100% of the stock of STI.

  In June 1996, the Company issued warrants to purchase up to two million shares of FDC common stock at a price of $70 per share. The warrants, which are generally exercisable from October 2001 through 2003, were issued as part of contractual agreements with a customer. The calculated fair value was recorded as paid-in capital and is being expensed over the contract period.


NOTE 13: STOCK COMPENSATION PLANS

  FDC has a plan that provides for the granting of stock options to key employees and other key individuals who perform services for the Company. A total of 53.7 million shares of common stock have been reserved for issuance under the plan, of which 7.6 million shares remain available for future grant. The options have been issued at a price equivalent to the common stock's fair market value at the date of grant, generally have ten year terms and become exercisable in three or four equal annual increments beginning 12 months after the date of grant.

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


  In December 1997, the Company instituted a restricted stock award program for key technical employees. A total of 247,660 restricted shares were granted under this program. These awards have a three year restriction period from the date of grant. The restricted stock award is subject to forfeiture unless certain conditions are met. The fair value of the shares awarded, as determined on the grant date, was $6.8 million and is being amortized to expense on a straight-line basis over the restriction period. The unamortized portion of such awards is reported as a reduction of paid-in capital.

  In October 1996, the Company instituted an employee stock purchase plan for which a total of six million shares have been reserved for issuance, of which
4.8 million shares remain available for future grant. Monies accumulated through payroll deductions elected by eligible employees are used to effect quarterly purchases of FDC common stock at a 15% discount from the lower of the market price at the beginning or end of the quarter.

  In addition, the Company maintains other stock option plans which were assumed in connection with the Company's business combinations. These options were converted to options to purchase shares of FDC common stock (at prices ranging from $0.46 to amounts substantially above current market prices for the Company's common stock) and are exercisable at specified times not later than ten years from the date of grant.

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

  Pro forma information regarding net income and earnings per share is required by SFAS 123, assuming the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of SFAS 123. The fair value for options and employee stock purchase plan rights was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

                                                                      1997       1996       1995
                                                                    --------   --------   --------

 Risk-free interest rate - options                                     6.23%      6.28%      5.29%
 Risk-free interest rate - employee stock purchase rights              6.23%      5.04%       ---
 Dividend yield                                                        0.22%      0.22%      0.22%
 Volatility                                                            18.9%      16.9%      17.6%
 Expected option life                                               5 years    5 years    5 years
 Expected employee stock purchase right life (in years)                0.25       0.25        ---
 Weighted-average fair value of options granted                    $     11   $     11   $      8
 Weighted-average fair value of employee stock purchase rights     $      7   $      7        ---

  The Company's pro forma information, amortizing the fair value of the options over their vesting period and the stock purchase rights, is as follows (because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1999):

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



(In millions, except per share amounts)                  1997     1996     1995
-----------------------------------------------------   ------   ------   -------
     Pro forma net income (loss)                        $320.1   $618.2   $(89.0)
     Pro forma earnings (loss) per share - basic          0.72     1.38    (0.21)
     Pro forma earnings (loss) per share - diluted        0.72     1.35    (0.21)

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

 A summary of stock option activity is as follows (options in millions):

                                               1997                                1996                        1995
                                   ---------------------------        ----------------------------    -------------------------
                                                   Weighted-                           Weighted-                   Weighted-
                                                    Average                             Average                     Average
                                   Options       Exercise Price        Options       Exercise Price   Options    Exercise Price
-------------------------------------------------------------------------------------------------------------------------------
Outstanding at January 1            28.0              $25               29.4              $  20         25.4          $  16
Granted                              9.2               36                6.7                 37          9.8             29
Exercised                           (4.0)              21               (6.5)                15         (6.4)            12
Canceled                            (2.0)              35               (1.6)                26         (0.6)            22
Assumed                               --               --                 --                 --          1.2              3
                                    ----                               -----                            ----
Outstanding at December 31          31.2              $28               28.0              $  25         29.4          $  20
                                    ====                               =====                            ====

Options exercisable at
  year-end                          14.0              $21               13.5              $  18          8.6          $  15

 The following summarizes information about stock options outstanding (options in millions):

                                              Options Outstanding                          Options Exercisable
                              --------------------------------------------------  ------------------------------------
                                                 Weighted-
Range of                         Number           Average          Weighted-           Number           Weighted-
Exercise                       Outstanding       Remaining          Average         Exercisable          Average
Prices                         at 12/31/97    Contractual Life   Exercise Price     at 12/31/97       Exercise Price
--------------------------------------------------------------------------------   ------------------------------------
$0.46 to $11.00                    3.6             4 Years            $  10               3.6            $  10
$12.10 to $28.25                  11.8             6 Years               23               7.9               22
$28.53 to $63.46                  15.8             9 Years               37               2.5               34
                                  ----                                                  -----
                                  31.2             7 Years            $  28              14.0            $  21
                                  ====                                                  =====


                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14: EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

  FDC and certain of its subsidiaries maintain defined contribution savings plans covering virtually all of the Company's full-time employees. The plans provide tax deferred amounts for each participant, consisting of employee elective contributions and additional matching and discretionary Company contributions. In addition, the Company provides a supplemental savings plan for certain highly compensated employees. The plan provides tax deferred contributions, matching and the restoration of Company contributions under the defined contribution plans otherwise limited by the IRS. The aggregate amounts charged to expense in connection with these plans were $39.3 million in 1997, $29.1 million in 1996 and $26.6 million in 1995.

Defined Benefit Plans

  The acquisition of Western Union in 1994 included the assumption of $304 million of underfunded obligations related to a suspended defined benefit pension plan ("Western Union Plan"). Benefit accruals under this plan were suspended in 1988. The Company reduced these underfunded obligations by contributing $35.0 million in cash to the Western Union Plan during 1997 and $199.0 million in 1995.


The Company has three defined benefit pension plans covering certain full-time employees in the U.S. ("other U.S. Plans") and a separate plan covering certain employees located in the United Kingdom ("U.K. Plan"). New employees do not participate in the other U.S. Plans due to a past restructuring of benefit plans which allowed only existing participants to accrue benefits. Benefits under the largest of the other U.S. plans were frozen as of December 31, 1997, resulting in the recognition of a $12.2 million curtailment gain. As a result, participants of this plan were given enhanced benefits under the defined contribution plan. The cost of retirement benefits for eligible employees, measured by length of service, compensation and other factors, is being funded through trusts established under the plans in accordance with laws and regulations of the respective countries. Plan assets consist of cash and a variety of investments in equity (U.S. and foreign) and fixed income securities.

  The Western Union Plan has accumulated benefit obligations in excess of plan assets. The remaining plans have assets in excess of accumulated benefits. A summary of the Company's defined benefit plans and a reconciliation of the funded status to obligations recognized in the Company's consolidated balance sheet are as follows:

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                      Western     Other
                                                       Union      U.S.       U.K.       Total
                                                        Plan      Plans      Plan     All Plans
------------------------------------------------------------------------------------------------
(In millions)

December 31, 1997:
-----------------

 Projected benefit obligation                         $(582.4)   $(86.7)   $(171.4)     $(840.5)
 Plan assets at fair value                              530.0     102.8      194.1        826.9
                                                      -------    ------    -------      -------
 Projected benefit obligation less than
  (in excess of) plan assets                            (52.4)     16.1       22.7        (13.6)
 Unrecognized amounts, primarily net loss (gain)        (18.3)     (0.4)     (20.2)       (38.9)
 Minimum pension liability adjustment                      --      (0.6)        --         (0.6)
                                                      -------    ------    -------      -------
  Net prepaid (accrued) pension cost                  $ (70.7)   $ 15.1    $   2.5      $ (53.1)
                                                      =======    ======    =======      =======

December 31, 1996:
-----------------

 Projected benefit obligation                         $(574.9)   $(77.1)   $(148.3)     $(800.3)
 Plan assets at fair value                              453.5      80.0      156.6        690.1
                                                      -------    ------    -------      -------
 Projected benefit obligation less than
  (in excess of) plan assets                           (121.4)      2.9        8.3       (110.2)
 Unrecognized amounts, primarily net loss (gain)         14.6       1.6       (8.8)         7.4
 Minimum pension liability adjustment                   (14.6)     (1.1)        --        (15.7)
                                                      -------    ------    -------      -------
  Net prepaid (accrued) pension cost                  $(121.4)   $  3.4    $  (0.5)     $(118.5)
                                                      =======    ======    =======      =======

The aggregate accumulated benefit obligation represented greater than 95% of the projected benefit obligation at December 31, 1997 and 1996.

Excluding the 1997 curtailment gain, net periodic pension costs consisted of the following components:

Year Ended December 31,                               1997      1996      1995
------------------------------------------------------------------------------
(In millions)

Service cost-benefit earned during period           $  10.8    $ 10.3    $ 10.0
Interest cost on projected benefit obligations         59.6      56.9      58.3
Actual return on plan assets                         (151.4)    (82.0)    (82.1)
Net amortization and deferral                          86.9      24.3      34.4
                                                    -------    ------    ------
                                                    $   5.9    $  9.5    $ 20.6
                                                    =======    ======    ======

  The primary assumptions used in computing amounts for FDC's defined benefit plans follow. Changes in interest rates are the primary factor behind year-to-year fluctuations in discount rates.










                 December 31,                                     1997         1996               1995
------------------------------------------------------------------------------------------------------
Discount rates                                         6.50% to 7.50%    7.50% to 8.00%   7.25%  to 8.50%
Rates of increase in compensation levels               4.50%             5.50% to 6.00%   5.50%  to 6.00%
Expected long-term rate of return on assets            7.00% to 9.50%    9.00% to 9.50%   9.00%  to 9.50%

  The Company does not offer post-retirement health care or other insurance benefits for retired employees; however, the Company is required to continue such plans that were in effect when it acquired Western Union.

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Generally, retiring Western Union employees bear the entire cost of the premiums and Western Union's former owner is obligated by agreement through 1997 to pay FDC for its administrative services in continuing these coverages.

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15: QUARTERLY FINANCIAL RESULTS (UNAUDITED)

  Summarized quarterly results for the two years ended December 31, 1997 are as follows (in millions, except per share amounts):

1997 By Quarter:                                    First      Second      Third      Fourth
                                                  ---------   ---------   --------   ---------
Revenues                                          $1,243.3    $1,318.2    $1,293.3   $1,379.7
Restructuring, loss on business
  divestitures and impairment, net (a)                (4.1)      215.7        ----      157.7
Other expenses                                     1,034.6     1,065.8       990.1    1,068.3
                                                  --------    --------    --------   --------
Income before income taxes                           212.8        36.7       303.2      153.7
Income tax expense                                    76.6        65.1       109.2       98.8
                                                  --------    --------    --------   --------
Net income (loss)                                 $  136.2    $  (28.4)   $  194.0   $   54.9
                                                  ========    ========    ========   ========

Basic earnings (loss) per common share (b)        $   0.30    $  (0.06)   $   0.44   $   0.13

Diluted earnings (loss) per common share (b)      $   0.29    $  (0.06)   $   0.42   $   0.13
                                                  ========    ========    ========   ========

1996 By Quarter:
Revenues                                          $1,129.7    $1,200.4    $1,258.4   $1,349.6
Restructuring, loss on business
  and impairment, net (c)                             16.3         ---         ---      (29.8)
Other expenses                                       941.1       972.8       988.6    1,017.3
                                                  --------    --------    --------   --------
Income before income taxes                           172.3       227.6       269.8      362.1
Income tax expense                                    66.5        87.8       103.2      137.8
                                                  --------    --------    --------   --------
Net income                                        $  105.8    $  139.8    $  166.6   $  224.3
                                                  ========    ========    ========   ========

Basic earnings per common share (b)               $   0.24    $   0.31    $   0.37   $   0.50

Diluted earnings per common share (b)             $   0.23    $   0.30    $   0.36   $   0.48
                                                  ========    ========    ========   ========

(a) Results for 1997 include a second quarter loss on the FIRST HEALTH Services and Strategies divestitures of $93.8 million, a fourth quarter loss on the Nationwide divestiture of $51.0 million, second quarter impairment charges relating to other health care administrative services businesses of $121.9 million, fourth quarter impairment charges related to First Image of $106.7 million, and $46.4 million of first quarter restructuring charges. These charges were slightly offset by a $50.5 million gain on the first quarter sale of GENEX. The after tax effect of these items was $333.9 million ($0.72 per share).

(b) Effective for the quarter ended December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. Accordingly, all 1996 and 1997 earnings per share and weighted-average share amounts have been computed in accordance with SFAS 128.

(c) Results for 1996 include merger, restructuring and impairment charges of $32.5 million and a $46.0 million fourth quarter gain on the MoneyGram disposition, which increased net income by $8.3 million ($0.02 per share).

                            FIRST DATA CORPORATION
               SCHEDULE VIII - Valuation and Qualifying Accounts
                             (dollars in millions)

                                                         Additions
                                                 ------------------------
                                    Balance at   Charged to     Charged                             Balance
                                    Beginning    Costs and      to Other                           at End of
          Description               of Period     Expenses      Accounts         Deductions         Period
--------------------------------   -----------   -----------   ----------        -----------       ---------
Year Ended December 31, 1997
  Deducted from Receivables              $25.2         $18.9         $5.3 (a)          $20.3 (b)       $29.1

Year Ended December 31, 1996
  Deducted from Receivables               20.9          15.8          4.4 (a)           15.9 (b)        25.2

Year Ended December 31, 1995
  Deducted from Receivables               16.4          19.9          7.9 (a)           23.3 (b)        20.9

--------------------------------
(a)  Primarily due to acquisitions.
(b)  Amounts related to business divestitures and write-offs against assets.