Form 10-Q
period 1998-03-31
FIRST DATA CORP
filed 1998-05-11
CIK 883980

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended MARCH 31, 1998
                                    --------------

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
                                                        --------------

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----   -----

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                 Number of Shares Outstanding
           Title of each class                         as of May 1, 1998
----------------------------------------         ------------------------------
       Common Stock, $.01 par value                         446,476,486

                            FIRST DATA CORPORATION



                                     INDEX
                                     -----


                                                            PAGE
PART I    FINANCIAL INFORMATION                            NUMBER
                                                           ------

Item 1.   Consolidated Financial Statements:

          Consolidated Statements of Income for the
          three months ended March 31, 1998 and 1997..........3


          Consolidated Balance Sheets at March 31, 1998
          and December 31, 1997...............................4


          Consolidated Statements of Cash Flows for the
          three months ended March 31, 1998 and 1997..........5


          Notes to Consolidated Financial Statements..........6



Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.......10


Item 3.   Quantitative and Qualitative Disclosures
          About Market Risk...................................14


PART II   OTHER INFORMATION


Item 1.   Legal Proceedings...................................16

Item 6.   Exhibits and Reports on Form 8-K....................16


                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                            FIRST DATA CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                   (In millions, except per share amounts)
                                  (Unaudited)


                                                 Three Months Ended March,
                                                ----------------------------
                                                   1998              1997
                                                ----------        ----------
REVENUES
Service revenues                                 $1,204.1          $1,198.0
Product sales and other                              28.2              45.3
                                                 --------          --------
                                                  1,232.3           1,243.3
                                                 --------          --------

EXPENSES
Operating                                           811.6             813.9
Selling, general & administrative                   198.4             195.4
Restructuring, business divestitures
     and impairment, net                              0.4              (4.1)
Interest expense                                     26.9              25.3
                                                 --------          --------
                                                  1,037.3           1,030.5
                                                 --------          --------

Income before income taxes                          195.0             212.8

Income taxes                                         64.3              76.6
                                                 --------          --------

Net income                                       $  130.7          $  136.2
                                                 ========          ========

Earnings per common share - basic                $  0.29           $   0.30
                                                 ========          ========
Earnings per common share - diluted              $  0.29           $   0.29
                                                 ========          ========


See notes to consolidated financial statements.



                            FIRST DATA CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (In millions)
                                  (Unaudited)

                                                                        March 31,          December 31,
                         ASSETS                                           1998                1997
                                                                       ----------          ------------
Cash and cash equivalents                                               $   327.9            $   410.5
Settlement assets                                                         8,527.5              8,364.7
Accounts receivable, net of allowance for doubtful accounts
     of $27.7 (1998) and $29.1 (1997)                                       930.3                984.2
Property and equipment, net                                                 837.3                774.9
Goodwill, less accumulated amortization
     of $498.6 (1998) and $470.1 (1997)                                   3,182.1              3,101.6
Other intangibles, less accumulated amortization
     of $455.1 (1998) and $420.7 (1997)                                   1,164.1              1,100.5
Other assets                                                                591.0                578.8
                                                                        ---------            ---------
                                                                        $15,560.2            $15,315.2
                                                                        =========            =========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Settlement obligations                                             $ 8,419.7            $ 8,249.8
     Accounts payable and other liabilities                               1,644.3              1,657.4
     Borrowings                                                           1,737.8              1,750.7
                                                                        ---------            ---------
           Total Liabilities                                             11,801.8             11,657.9
                                                                        ---------            ---------

Commitments and contingencies
Stockholders' Equity:
     Common Stock, $.01 par value; authorized 600.0 shares,
         issued 448.9 shares in 1998 and 1997                                 4.5                  4.5
     Additional paid-in capital                                           2,137.4              2,132.9
                                                                        ---------            ---------
     Paid-in capital                                                      2,141.9              2,137.4
     Retained earnings                                                    1,621.2              1,509.9
     Accumulated other comprehensive income                                  65.1                 65.8
     Less treasury stock at cost, 2.4 shares (1998) and
       2.0 shares (1997)                                                    (69.8)               (55.8)
                                                                        ---------            ---------
           Total Stockholders' Equity                                     3,758.4              3,657.3
                                                                        ---------            ---------
                                                                        $15,560.2            $15,315.2
                                                                        =========            =========

See notes to consolidated financial statements.


                                                      FIRST DATA CORPORATION
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   Three Months Ended March 31,
                                                           (In millions)
                                                            (Unaudited)

                                                                                 1998            1997
                                                                               --------        --------
Cash and cash equivalents at beginning of period                                $410.5          $271.7
                                                                               --------        --------

CASH FLOWS FROM OPERATING ACTIVITIES
        Net income                                                               130.7           136.2
        Adjustments to reconcile to net cash provided by operating activities:
             Depreciation and amortization                                       142.7           121.5
             Noncash portion of restructuring, business
             divestitures and impairment, net                                     (6.8)           11.4
             Other noncash items                                                   5.9             2.0
             Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
                 Accounts receivable                                             (11.8)          (24.2)
                 Other assets                                                     12.5             9.2
                 Accounts payable and other liabilities                            2.8           (50.6)
                 Income tax accounts                                               5.3            (5.9)
                                                                               --------        --------
                     Net cash provided by operating activities                   281.3           199.6
                                                                               --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
        Current year acquisitions, net of cash acquired                          (61.3)          (38.0)
        Payments related to other businesses previously acquired                 (34.2)          (43.2)
        Proceeds from dispositions, net of expenses paid                           ---            68.0
        Additions to property and equipment, net                                (125.0)          (73.4)
        Payments to secure customer service contracts, including outlays
             for conversion, and capitalized systems development costs           (98.0)          (49.8)
        Payments related to Western Union acquisition:
             Funding of assumed pension obligations for a suspended plan           ---           (35.0)
        Other investing activities                                                 0.4             ---
                                                                               --------        --------
                    Net cash used in investing activities                       (318.1)         (171.4)
                                                                               --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
        Short-term borrowings, net                                               (12.9)          174.6
        Principal payments on long-term debt                                      (0.5)           (2.1)
        Proceeds from issuance of common stock                                    23.0            33.9
        Purchase of treasury shares                                              (46.5)          (43.8)
        Cash dividends                                                            (8.9)           (9.0)
                                                                               --------        --------
                    Net cash (used for) provided by financing activities         (45.8)          153.6
                                                                               --------        --------

Change in cash and cash equivalents                                              (82.6)          181.8
                                                                               --------        --------

Cash and cash equivalents at end of period                                      $327.9          $453.5
                                                                                =======         =======

See notes to consolidated financial statements.

                            FIRST DATA CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. The accompanying consolidated financial statements of First Data Corporation ("FDC" or the "Company") should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1997. Significant accounting policies disclosed therein have not changed.


    Effective with the quarter ended December 31, 1997, the Company changed its revenue presentation to report "Service revenues" and "Product sales and other" versus "Operating revenues" and "Other income." Product sales and other includes certain items formerly reported in operating revenues as well as other income. The Company adopted this presentation in order to separate recurring transaction and related service processing revenues, including investment income and equity earnings, from all other revenues. Product sales and other includes sales of the Company's products (which are generally ancillary to service revenues), software and other items which recur but which fluctuate as to amount and timing.


    The accompanying consolidated financial statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial position of the Company at March 31, 1998 and the consolidated results of its operations and cash flows for the three months ended March 31, 1998 and 1997. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.


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


    FDC recognizes revenues from its information processing services as such services are performed, recording revenues net of certain costs not controlled by the Company (primarily interchange fees and assessments charged by credit card associations of $319.1 million and $457.4 million for the three months ended March 31, 1998 and 1997, respectively). The amounts for 1998 are less than 1997 due to the contribution of merchant contracts to alliances which are accounted for under the equity method of accounting by the Company.


2. During the first quarter of 1998, the Company sold its NTS transportation services unit ("NTS") and incurred restructuring charges related principally to staff reductions in Domestic Merchant Processing Services. These activities, which are reported on the "Restructuring, business divestitures and impairment, net" line in the Consolidated Statements of Income, resulted in a minimal net pretax loss and had no impact on earnings per share.


    In January 1998, NTS was sold which resulted in a pretax gain of $28.5 million. NTS provides transaction services related to fund transfers, fuel purchases and permits to the trucking industry. NTS represented 0.8% of total FDC revenues in 1997. In addition, the Company incurred restructuring charges of $28.9 million consisting principally of severance accruals for approximately 579 employees of $13.3 million, facility closure costs of $9.8 million, and other exit costs of $5.8 million.

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


    The 1997 first quarter results include a $50.5 million gain on the sale of GENEX which was substantially offset by charges of $46.4 million consisting principally of severance and other exit costs. The net effect of these two items had no impact on earnings per share.


    At March 31, 1998, total remaining accrued liabilities for the 1998 and 1997 restructuring charges were $21.6 million and $8.4 million, respectively.



3. During the 1998 first quarter, the Company acquired two businesses expanding FDC's markets and services. In conjunction with the sale of NTS, FDC simultaneously purchased (from the Company that acquired NTS) a gaming services business (now called First Data Financial Services, or "FDFS"), for $50.5 million (net of cash acquired) plus the fair market value of the NTS net assets of $65.0 million. FDFS provides credit card, debit card and money transfer services to gaming establishments and their customers. In February 1998 the Company acquired FPS Services, a provider of fund accounting to more than 30 small retirement plans.

    All current year acquisitions have been accounted for as purchases and their results are included with the Company's results from the effective date of each acquisition. No pro forma financial information with respect to the above acquisitions is presented as the aggregate impact is not material.


4. The Company's commercial paper borrowings at March 31, 1998 were $603.4 million under its $1.5 billion commercial paper program and supporting revolving credit facilities. Pursuant to a 1998 agreement between FDC and VISA USA, $175.0 million of the supporting banking facilities has been designated to be used solely for the purpose of meeting the Company's VISA related bankcard settlement obligations, if necessary.


    The Company also has an approved shelf registration providing for issuance of debt and equity securities of up to $1.4 billion. The Company currently has $725 million of Medium-Term Notes outstanding bearing an average interest rate of 6.43%, reducing the total available under its shelf registration to $625 million at March 31, 1998. In addition, the Company has $210.0 million available under its uncommitted bank lines.

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


5. Earnings per common share amounts are computed by dividing net income amounts by weighted average common and common equivalent shares (when dilutive) outstanding during the period. Amounts utilized in per share computations are as follows:



    For the periods ended March 31,            1998           1997
    ----------------------------------------------------------------------------

    (In millions)

    Weighted average shares outstanding:

         Basic weighted average shares         447.3          448.2
         Stock Options                           3.7            5.7
         Senior Convertible  Debentures           --           20.4
                                               -----          -----
                                               451.0          474.3
                                               =====          =====
    Earnings add back related to senior
    convertible debentures                         -         $  3.5


    Diluted earnings per common share was calculated based on weighted-average shares outstanding including the dilutive impact of common stock equivalents which consist of outstanding stock options, warrants, restricted stock awards and convertible debentures. The after-tax interest expense and issue cost amortization on the debentures is added back to net income when common stock equivalents are included in computing earnings per common share.


6. Comprehensive income for the three months ended March 31, 1998 and 1997 is as follows:

                                      Three months ended March 31,
                                      ----------------------------
                                             (In millions)

                                            1998         1997
                                           ------       ------
    Net Income                             $130.7       $136.2

    Foreign Exchange Effect                   (.7)        (2.0)
    Unrealized Gain (Loss) on Securities        -        (25.5)
                                           ------       ------

    Total Comprehensive Income             $130.0       $108.7
                                           ======       ======

7. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


    the Company will adopt its requirements in connection with its annual reporting for the year ending December 31, 1998.



    In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The SOP is effective for the Company beginning on January 1, 1999; however, earlier adoption is permitted. The SOP will require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The Company currently expenses internal development costs for internal use software as incurred. The Company is evaluating the impact of the SOP on the Company's future earnings or financial position, but does not expect it to be material.

                            FIRST DATA CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations.
-------------

STRATEGIC TRANSACTIONS

  During 1997, First Data Corporation ("FDC" or "the Company") took steps to focus its resources on three primary lines of service within the United States and around the world: domestic and international card issuer and information services, merchant processing services and payment instruments services. In the first quarter of 1998, the Company continued this emphasis to further its overarching strategic objective: to help make electronic payments the payment method of choice worldwide.


  The first three months of 1998 saw several strategic accomplishments in merchant processing services, including executing agreements with two of its bank alliance partners which, in substance, places the majority of FDC's owned merchant portfolios into management arrangements with those alliances, providing economic upside for the alliances and thereby providing the Company with increased referrals and lower attrition. FDC and domestic merchant VISA and MasterCard volume increased 22% over the prior year's first quarter largely due to the cross-selling and referrals provided by the alliance partners. During 1998's first quarter the Company added First Security Bank as a merchant alliance partner giving FDC an increased presence in the mountain states and signed a new full-service agreement with Harris Bank providing additional annual volume of more than $5.0 billion in merchant processing. Lastly, the Company took restructuring actions (more fully described below) in March 1998 in this area in order to better focus on client needs and reduce costs.


  In the payment instrument services area during the first quarter of 1998, Western Union obtained an exclusive, worldwide license to use a patent developed by EDS for consumer initiated cash and cash equivalent transfers through participating ATM machines. The Western Union-branded system will allow consumers to access online, real-time money transfer services to and from Western Union agent locations and participating ATMs. This new system will be piloted in 1999 and will enable Western Union agents to further enhance the customer service they can provide by adding the convenience of an ATM as a supplemental distribution channel. Western Union also experienced continued strong growth in its agent network, a leading indicator of future growth.


  In conjunction with its efforts to focus on its continuing businesses in transaction and information processing, the Company completed a transaction, during the first quarter of 1998, with Ceridian Corporation. FDC acquired Ceridian's Gaming Services division (now called First Data Financial Services, or "FDFS") and simultaneously sold to Ceridian its NTS transportation services unit ("NTS"). FDFS provides credit card, debit card and money transfer services to gaming establishments and their customers. NTS provides transaction services related to fund transfers, fuel purchases and permits to the trucking industry. In addition, in January 1998, the Company announced its intent to sell First Image, its imaging and document management business (an impairment charge, reflecting the anticipated loss on the disposition, was recorded in the fourth quarter of 1997). In May 1998, the Company announced an agreement to sell First Image for cash proceeds of approximately $150 million, and expects no material gain or loss on the divestiture. The transaction, which is subject to, among other things, compliance with regulatory requirements, is expected to close in June 1998.

                            FIRST DATA CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

  The Company will continue to focus on its core business areas throughout 1998 and will continue to assess how best to serve its customer base. This continued focus and assessment could result in the Company taking actions to alter its product and service offerings as well as actions to further streamline operations and reduce costs. These actions could result in further charges against income, the timing and magnitude of which is not presently determinable.

  RESULTS OF OPERATIONS

  Effective with the quarter ended December 31, 1997, the Company changed its revenue presentation to report "Service revenues" and "Product sales and other" versus "Operating revenues" and "Other income." Product sales and other includes certain items formerly reported in operating revenues as well as other income. The Company adopted this presentation in order to separate recurring transaction and related service processing revenues, including investment income and equity earnings, from all other revenues. Product sales and other includes sales of the Company's products (which are generally ancillary to service revenues), software and other items which recur but which fluctuate as to amount and timing.


  Results of operations comparisons to the first quarter of 1997 are significantly impacted by the divestitures completed in 1997: GENEX in February 1997, FIRST HEALTH Services and FIRST HEALTH Strategies in July 1997 and Nationwide Credit in December 1997. Also in December 1997, the Company signed an agreement whereby another publicly traded insurance company began a process of renewing insurance policies issued by EBP Life Insurance Company, Inc. ("EBP Life") on its own paper. This transaction allows EBP Life to substantively exit the insurance business. Collectively, the four divested units and EBP Life represented approximately 6% of total 1997 revenues.


  Total revenues for the quarter ended March 31, 1998 decreased 1% to $1.23 billion from $1.24 billion in the prior year quarter. Revenue growth of continuing businesses was 13% as compared to the first quarter of 1997, while internal growth (excluding the effects of acquisitions in continuing businesses) was 9% on a tax-equivalent basis. Growth in underlying volumes continued to be strong in the card issuing services area, and the first quarter of 1998 saw large increases in debit cards and bank cards on file. However, revenues grew more slowly due to the large amount of contract renewals at lower pricing during 1997 and due to exiting certain unprofitable contracts in the back office servicing business. Revenues in the merchant processing services area grew 10%, due principally to the acquisition of FDFS in January 1998. Revenues in the core merchant processing business grew at a slower rate than volume and transactions processed, continuing the slow down in growth noted in prior quarters.


  Payment instruments services revenues grew 21% (on a tax equivalent basis), reflecting continuing strong underlying volume increases.


  The Company derives revenues in its primary services areas principally on the number of accounts or transactions processed, a percentage of dollar volume processed, or on a combination thereof. Lesser amounts of revenue are generated from foreign currency exchange on money transfer transactions and sharing in investment earnings on fiduciary funds. The overall 1998 first quarter growth of FDC is

                            FIRST DATA CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


  demonstrated by the following key indicators (along with the percentage growth compared to first quarter 1997): 189.6 million total card accounts on file (22%), with domestic cards representing 169.6 million of the total (25%); $52.8 billion in domestic merchant dollar volume (22%), and money transfer transactions of 14.2 million (34%).


  Product sales and other for the 1998 first quarter decreased 38% to $28.2 million from $45.3 million in the prior year quarter, principally due to the prior year quarter containing higher contingent payments associated with the formation of merchant alliances and a 1997 gain arising from the termination of a processing contract.


  Operating expenses of $811.6 million during the first quarter of 1998 were down slightly as compared to $813.9 million during the same period in the prior year. The Company's systematic and aggressive cost reduction initiatives helped offset first quarter Year 2000 expenses of approximately $11.8 million.


  Selling, general and administrative expenses for the 1998 first quarter increased 2% to $198.4 million from $195.4 million for the same period in the prior year. This increase is primarily attributable to the continued start-up activities of the First Data Information Management Group, increased advertising expense at Western Union and the impact of 1997 acquisitions. Offsetting these increases was the impact of the 1997 business unit divestitures.


  During the first quarter of 1998, the Company sold its NTS subsidiary, resulting in a pretax gain of $28.5 million. NTS represented approximately 0.8% of FDC's total revenues for 1997. The Company also recorded restructuring charges in the first quarter totaling $28.9 million, principally relating to employee severance and facility closure costs in the merchant processing services area. These activities, which are reported on the "Restructuring, business divestitures and impairment, net" line in the Consolidated Statement of Income, resulted in a minimal net pretax loss and had no impact on earnings per share. In the first quarter of 1997, the Company sold its GENEX subsidiary which resulted in a pretax gain of $50.5 million and also recorded restructuring charges totaling $46.4 million. The net effect of these two items had no impact on earnings per share.


  Interest expense for the 1998 first quarter increased 6% to $26.9 million from $25.3 million for the same period in the prior year due to higher average medium term note balances and higher average rates on short-term borrowings.


  FDC's effective income tax rate of 33% in the 1998 first quarter decreased considerably from 36% in the 1997 quarter due primarily to higher tax-exempt interest earnings on fiduciary funds in the investment portfolio.


  Net income of $130.7 million for the first three months of 1998 decreased 4% from $136.2 million for the same period in the prior year. Excluding restructuring and divestiture items in both years, net income decreased 2%. Net income margins of 10.6% and 10.7% (again excluding restructuring and divestiture items) for the three months ended March 31, 1998 and 1997, respectively, remained essentially unchanged.

                            FIRST DATA CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


  The Company reported diluted earnings per common share of $0.29 for the first quarters of both 1998 and 1997.


  CAPITAL RESOURCES AND LIQUIDITY

  FDC continues to generate significant cash flow from operations, aggregating $281.3 million in the 1998 first quarter. This cash flow was produced primarily from net income of $130.7 million and depreciation and amortization of $142.7 million. FDC utilized this cash flow to reinvest in its existing businesses, to contribute to the financing of business expansion and to fund treasury stock purchases.


  FDC reinvests cash in its existing businesses principally to expand its processing capabilities through property and equipment additions and to establish customer processing relationships through contract payments and costs for conversion and systems development. These cash outlays increased to $223.0 million in the 1998 first quarter compared with $123.2 million in the 1997 first quarter. FDC expects total expenditures for systems and development and customer conversions in 1998 to be somewhat higher than in 1997 due to growth in the amount needed to support growing businesses and larger continuing businesses and entries into new markets. This growth will be partially offset by the effect of divestitures and lower per unit costs for data processing equipment. In addition, the Company expects total Year 2000 related systems spending for the full year 1998, which will be expensed as incurred, to be in the range of $75 million to $90 million, as compared to $32 million incurred for the full year 1997. (See the Company's Annual Report on Form 10-K for additional information regarding Year 2000 spending.)


  Overall, FDC's operating cash flow in 1998 exceeded its nonacquisition and disposition investing activities by $58.7 million. These cash sources contributed to funds utilized for acquisitions and treasury stock purchases.


  The 1998 first quarter cash outlays for acquisitions totaled $61.3 million consisting primarily of a $50.5 million payment to purchase FDFS, a provider of credit card, debit card and money transfer services to gaming establishments and their customers. The Company also paid $6.0 million relating to businesses previously acquired and $28.2 million relating to certain of its alliance programs with bank clients in merchant processing.


  The Company's financing activities include net borrowings, proceeds from stock option exercises, share repurchases and dividend payments. Net cash used in financing activities was $45.8 million during the 1998 first quarter, as compared to $153.6 million provided by financing activities in the prior year first quarter. The large change is due to the high level of commercial paper borrowings in 1997 to support FDC's investing activities, while such activities were largely funded by cash flow from operating activities in 1998.


  The Company made cash outlays totaling $46.5 million in the 1998 first quarter to buy back shares of its common stock which were largely reissued in connection with the Company's stock compensation plans. Proceeds from stock option exercises and related tax benefits of $23.0 million partially offset these outlays. In addition, the Company continued its pattern of paying quarterly cash dividends, resulting in $8.9 million of cash payments to the Company's common stockholders.

                            FIRST DATA CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


  The Company has two outstanding shelf registration facilities, one providing for the issuance of debt and equity securities up to $1.4 billion in the aggregate (of which $625 million remains available) and the other providing for the issuance of up to 10 million shares of the Company's common stock in connection with certain types of acquisitions.


  Included in cash and cash equivalents on the Consolidated Balance Sheet at March 31, 1998 is $87.0 million related to required investments of cash in connection with the Company's merchant card settlement operation and additional amounts used to support the operations of certain business areas; the remainder is available for general corporate purposes. Also, FDC has available short-term borrowing capability of $932 million at March 31, 1998 under the Company's commercial paper program and through its bank credit lines.


  The Company believes that its current level of cash and financing capability along with future cash flows from operations are sufficient to meet the needs of its existing businesses. However, the Company may from time to time seek longer-term financing to support additional cash needs or reduce its short-term borrowings.



Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

There have been no material changes from the 1997 Annual Report on Form 10-K related to the Company's exposure to market risk from interest rates.

                    Independent Accountants' Review Report


The Stockholders and Board of Directors
First Data Corporation


We have reviewed the accompanying consolidated balance sheet of First Data Corporation as of March 31, 1998, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of First Data Corporation as of December 31, 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated February 5, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.





                                                       Ernst & Young LLP



New York, New York
May 7, 1998

                          PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
            -----------------

      On February 20, 1998 an original complaint was filed and on March 3, 1998 a first amended complaint was filed in the District Court of Morris County, Texas, individually and on behalf of all others similarly situated within the State against the Company's subsidiary Western Union Financial Services, Inc. Plaintiffs claim that Western Union charges an undisclosed "commission" when consumers transmit money by wire to Mexico, in that the exchange rate used in these transactions is less favorable than the exchange rate that Western Union receives when it trades dollars in the international money market. Plaintiffs assert that Western Union's failure to disclose this "commission" in its advertising and in the transactions violates state law. While limited to allegations of violation of Texas law, this complaint makes claim substantially similar to those made in the November 3, 1997 complaint filed in the United States District Court for the Central District of California as previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The Texas complaint asserts claims on behalf of a putative statewide class asserting the following causes of action: Fraudulent Accounting and Restitution Resulting from Unjust Enrichment, Breach of Contract and Violation of Texas Finance Code Section 153.205, which regulates advertisements relating to the transmission of currency. Plaintiffs' seek to recover the purported damage suffered by each class member, i.e., each individual who utilized Western Union's "Dinero en Minutos" service to wire funds to Mexico during the past four years, which amount is to be proven at trial. Western Union has filed a general denial and a motion to change venue and intends to vigorously defend the action.

      On April 20, 1998, a complaint was filed in the United States District Court for the Northern District of Illinois against the Company's subsidiary Western Union Financial Services, Inc. Plaintiffs claim that Western Union charges an undisclosed "commission" when consumers transmit money by wire to Mexico, in that the exchange rate used in these transactions is less favorable than the exchange rate that Western Union receives when it trades dollars in the international money market. Plaintiffs further assert that Western Union's failure to disclose this "commission" in its advertising and in the transactions violates federal and state law. This complaint makes substantially the same claims as those made in the November 3, 1997 complaint filed in the United States District Court for the Central District of California as previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The Illinois complaint asserts a claim on behalf of a putative nationwide class based on violation of federal law as well as on behalf of a putative statewide class based on violation of Illinois law. Plaintiffs seek declaratory and injunctive relief, compensatory damages in an amount to be proven at trial, and punitive damages. Plaintiffs' federal claims includes a claim under the Racketeer Influenced and Corrupt Organizations Act which provides for treble damages. Western Union's answer to the complaint is due on May 11, 1998 and Western Union intends to vigorously defend the action.


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



                                               FIRST DATA CORPORATION
                                         ----------------------------------
                                                    (Registrant)



Date:     May  11, 1998          By    /s/ Lee Adrean
       -----------------------         ------------------
                                       Lee Adrean
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer)


Date:     May  11, 1998          By    /s/ J. Allen Berryman
       -----------------------         ------------------------
                                       J. Allen Berryman
                                       Vice President  and
                                       Corporate Controller
                                       (Principal Accounting Officer)

                            FIRST DATA CORPORATION



                               INDEX TO EXHIBITS
                               -----------------



Exhibit
Number    Description
------    --------------------------------------------------------------------


 12       Statement Regarding Computation of Ratio Earnings to Fixed Charges

 15       Letter regarding Unaudited Interim Financial Information

 27.1     Financial Data Schedule (for SEC use only)

 99       Private Securities Litigation Reform Act of 1995
          Safe Harbor Compliance Statement for Forward-Looking Statements