Form 10-Q
period 1998-06-30
FIRST DATA CORP
filed 1998-08-12
CIK 883980

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  JUNE 30, 1998
                                   ---------------

                                 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                   to
                                    -----------------    -----------------


                  Commission file number     1-11073
                                         ------------------------


                             FIRST DATA CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                               47-0731996
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

401 HACKENSACK AVENUE, HACKENSACK, NEW JERSEY                       07601
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)


    Registrant's telephone number, including area code   (201) 525-4700
                                                       ------------------------

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----   -----


     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                 Number of Shares Outstanding
          Title of each class                        as of August 3, 1998
----------------------------------------         ----------------------------
    Common Stock, $.01 par value                          446,808,295


                      DOCUMENTS INCORPORATED BY REFERENCE
       Part II: Portions of Registrant's Proxy Statement relating to the
              Annual Meeting of Stockholders held on May 13, 1998

                                 INDEX
                                 -----

                                                                       PAGE
PART I    FINANCIAL INFORMATION                                       NUMBER
                                                                      ------
Item 1.   Consolidated Financial Statements:

          Consolidated Statements of Operations for the
          three and six months ended June 30, 1998 and 1997............  3

          Consolidated Balance Sheets at June 30, 1998
          and December 31, 1997........................................  4

          Consolidated Statements of Cash Flows for the
          six months ended June 30, 1998 and 1997......................  5

          Notes to Consolidated Financial Statements...................  6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations................ 10

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk.................................................. 16

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings............................................ 18

Item 2.   Changes in Securities........................................ 18

Item 4.   Submission of Matters to a Vote of Security Holders.......... 18

Item 6.   Exhibits and Reports on Form 8-K............................. 19

                         PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------
                            FIRST DATA CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In millions, except per share amounts)
                                  (Unaudited)

                                               Three Months Ended June 30,              Six Months Ended June 30,
                                         --------------------------------------     ----------------------------------
                                               1998                   1997                1998                1997
                                         ---------------       ----------------     --------------       -------------
REVENUES
Service revenues                                $1,273.5               $1,269.6           $2,477.6            $2,467.6
Product sales and other                             31.3                   48.6               59.5                93.9
                                                --------               --------           --------            --------
                                                 1,304.8                1,318.2            2,537.1             2,561.5
                                                --------               --------           --------            --------

EXPENSES
Operating                                          844.3                  852.9            1,655.9             1,666.8
Selling, general & administrative                  186.2                  182.6              384.6               378.0
Provision for loss on contract                     125.2                    ---              125.2                 ---
Restructuring, business divestitures
     and impairment, net                            38.5                  215.7               38.9               211.6
Interest expense                                    27.9                   30.3               54.8                55.6
                                                --------               --------           --------            --------
                                                 1,222.1                1,281.5            2,259.4             2,312.0
                                                --------               --------           --------            --------

Income before income taxes                          82.7                   36.7              277.7               249.5

Income taxes                                        37.3                   65.1              101.7               141.7
                                                --------               --------           --------            --------

Net income (loss)                               $   45.4               $  (28.4)          $  176.0            $  107.8
                                                ========               ========           ========            ========

Earnings/(loss) per common share-basic          $   0.10               $  (0.06)          $   0.39            $   0.24
                                                ========               ========           ========            ========

Earnings/(loss) per common share-diluted        $   0.10               $  (0.06)          $   0.39            $   0.24
                                                ========               ========           ========            ========

See notes to consolidated financial statements.

                             FIRST DATA CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (IN MILLIONS)
                                  (Unaudited)

                                                                         JUNE 30,         DECEMBER 31,
ASSETS                                                                     1998               1997
                                                                     -------------    ------------------
Cash and cash equivalents                                                $   371.8             $   410.5
Settlement assets                                                          8,627.5               8,364.7
Accounts receivable, net of allowance for doubtful accounts
     of $30.3 (1998) and $29.1 (1997)                                        880.5                 984.2
Property and equipment, net                                                  822.2                 774.9
Goodwill, less accumulated amortization
     of $492.2 (1998) and $470.1 (1997)                                    3,149.8               3,101.6
Other intangibles, less accumulated amortization
     of $478.0 (1998) and $420.7 (1997)                                    1,190.2               1,100.5
Other assets                                                                 573.1                 578.8
                                                                         ---------             ---------
                                                                         $15,615.1             $15,315.2
                                                                         =========             =========

Liabilities:
     Settlement obligations                                              $ 8,525.1             $ 8,249.8
     Accounts payable and other liabilities                                1,721.4               1,657.4
     Borrowings                                                            1,584.1               1,750.7
                                                                         ---------             ---------
           Total Liabilities                                              11,830.6              11,657.9
                                                                         ---------             ---------

Stockholders' Equity:
     Common Stock, $.01 par value; authorized 600.0 shares,
         issued 448.9 shares in 1998 and 1997                                  4.5                   4.5
     Additional paid-in capital                                            2,138.8               2,132.9
                                                                         ---------             ---------
     Paid-in capital                                                       2,143.3               2,137.4
     Retained earnings                                                     1,655.8               1,509.9
     Accumulated other comprehensive income                                   63.9                  65.8
     Less treasury stock at cost, 2.6 shares (1998) and 2.0 shares
      (1997)                                                                 (78.5)                (55.8)
                                                                         ---------             ---------
           Total Stockholders' Equity                                      3,784.5               3,657.3
                                                                         ---------             ---------
                                                                         $15,615.1             $15,315.2
                                                                         =========             =========

See notes to consolidated financial statements.

                             FIRST DATA CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                                    SIX MONTHS ENDED JUNE 30,
                                                                               -----------------------------------
                                                                                     1998                 1997
                                                                               -------------       ---------------
Cash and cash equivalents at beginning of period                                     $ 410.5             $ 271.7
                                                                                     -------             -------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                         176.0               107.8
    Adjustments to reconcile to net cash provided by operating activities:
      Depreciation and amortization                                                    291.5               253.0
      Provision for loss on contract                                                   125.2                 ---
      Noncash portion of restructuring, business
      divestitures and impairment, net                                                  28.7               187.6
      Other noncash items                                                               35.3                 7.9
      Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
          Accounts receivable                                                           (1.9)               (2.7)
          Other assets                                                                 (16.6)              (32.4)
          Accounts payable and other liabilities                                        44.8                10.9
          Income tax accounts                                                          (62.9)              (22.1)
                                                                                     -------             -------
             Net cash provided by operating activities                                 620.1              510 .0
                                                                                     -------             -------

CASH FLOWS FROM INVESTING ACTIVITIES
    Current year acquisitions, net of cash acquired                                    (79.9)             (277.6)
    Payments related to other businesses previously acquired                           (51.0)              (52.1)
    Proceeds from dispositions, net of expenses paid                                   150.0                68.0
    Additions to property and equipment, net                                          (202.2)             (139.9)
    Payments to secure customer service contracts, including outlays
      for conversion, and capitalized systems development costs                       (191.6)             (121.9)
    Other investing activities                                                          (5.1)              (46.2)
                                                                                     -------             -------
          Net cash used in investing activities                                       (379.8)             (569.7)
                                                                                     -------             -------

CASH FLOWS FROM FINANCING ACTIVITIES
    Short-term borrowings, net                                                        (171.9)              339.2
    Issuance of long-term debt                                                           ---               124.6
    Principal payments on long-term debt                                               (52.0)              (25.4)
    Proceeds from issuance of common stock                                              55.5                99.7
    Purchase of treasury shares                                                        (92.7)             (341.5)
    Cash dividends                                                                     (17.9)              (17.9)
    Other financing activities                                                           ---                 3.2
                                                                                     -------             -------
          Net cash (used for) provided by financing activities                        (279.0)              181.9
                                                                                     -------             -------

Change in cash and cash equivalents                                                    (38.7)              122.2
                                                                                     -------             -------
Cash and cash equivalents at end of period                                           $ 371.8             $ 393.9
                                                                                     =======             =======

See notes to consolidated financial statements

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

   The accompanying consolidated financial statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial position of the Company at June 30, 1998 and the consolidated results of its operations for the three and six months ended June 30, 1998 and 1997 and cash flows for the six months ended June 30, 1998 and 1997. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

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

   FDC recognizes revenues from its information processing services as such services are performed, recording revenues net of certain costs not controlled by the Company (primarily interchange fees and assessments charged by credit card associations of $399.1 million and $324.0 million for the three months ended June 30, 1998 and 1997, respectively, and $718.2 million and $781.4 million for the six months ended June 30, 1998 and 1997, respectively). Although these cost increased for the second quarter (due primarily to increase in the volume of transactions processed), the amounts for the first half of 1998 are less than 1997 due to the contribution of merchant contracts to alliances which are accounted for under the equity method of accounting by the Company.

2. During 1998's second quarter, the Company amended its agreement with HSBC Holdings, plc ("HSBC") which revised the scope of services to be provided to HSBC. As a result of this amendment, and because of difficulties in the development process in Hong Kong which will delay the conversion date and result in significant unanticipated costs, the Company determined that total estimated costs under the amended contract will exceed anticipated revenues. Accordingly, the Company recorded a pretax provision of $125.2 million for such estimated losses. This amount is reported on the "Provision for loss on contract" line in the Consolidated Statements of Operations. In addition, the Company determined that approximately $38.5 million of platform development costs related to the HSBC project and other potential non-U.S. clients may not be recoverable in the near to medium term, and thus were written off. This amount is reported on the "Restructuring, business divestitures and impairment, net" line. The impact of both these transactions was an after-tax charge of $120.8 million or $0.27 per share for the quarter and year.

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (UNAUDITED)

   Also reported on the "Restructuring, business divestitures and impairment, net" line in the Consolidated Statements of Operations is a 1998 first quarter $28.5 million pretax gain on the sale of the NTS transportation services unit. This gain was offset by $28.9 million in restructuring charges consisting principally of severance, facility closure and other activity exit costs primarily related to the first quarter restructuring of the Company's domestic merchant processing business unit.

   In June 1998 the Company completed the sale of First Image Management Company ("First Image"), its imaging and document management business, for $150.0 million in cash. In January 1998, the Company announced its intention to sell First Image, and recorded a 1997 pretax impairment charge of $106.7 million, reflecting the anticipated loss on the disposition. The finalization of the transaction resulted in no significant adjustment to the previously recorded loss. First Image represented 4.3% of FDC revenues for the six months ended June 30, 1998 and 5.2% of FDC revenues in 1997.

   During the first six months of 1997, the Company completed dispositions of three business units, incurred a related impairment charge and incurred restructuring charges (consisting principally of employee severance, facility closures and other exit costs) involving most business areas. These activities, which are reported on the "Restructuring, business divestitures and impairment, net" line in the Consolidated Statements of Operations, reduced net income by $187.3 million, or $0.40 per share.

   At June 30, 1998, total remaining accrued liabilities for the 1998 and 1997 restructuring charges were $18.5 million and $6.6 million, respectively.

3. During the 1998 first half, the Company acquired three businesses expanding FDC's markets and services. In conjunction with the sale of NTS, FDC simultaneously purchased (from the Company that acquired NTS) a gaming services business (now called First Data Financial Services, or "FDFS") for $50.5 million (net of cash acquired) plus the fair market value of the NTS net assets of $65.0 million. FDFS provides credit card, debit card and money transfer services to gaming establishments and their customers. The Company also made two other acquisitions expanding the product and service offerings of the investor services group for total consideration of $16 million in cash and approximately 183,000 shares of FDC common stock.

   All current year acquisitions have been accounted for as purchases and their results are included with the Company's results from the effective date of each acquisition. No pro forma financial information with respect to the above acquisitions is presented as the aggregate impact is not material.

4. The Company's commercial paper borrowings at June 30, 1998 were $502.0 million under its $1.5 billion commercial paper program and supporting revolving credit facilities. Pursuant to a 1998 agreement between FDC and VISA USA, $175.0 million of the supporting banking facilities has been designated to be used solely for the purpose of meeting the Company's VISA related bankcard settlement obligations, if necessary.

   The Company also has an effective shelf registration providing for issuance of debt and equity securities of up to $1.35 billion. The Company currently has $675 million of Medium-Term Notes outstanding bearing an average interest rate of 6.44%, reducing the total available under its shelf registration to $675 million at June 30, 1998. In addition, the Company has $210.0 million available under its uncommitted bank lines.

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (UNAUDITED)

5. Earnings per common share amounts are computed by dividing net income amounts by weighted average common and common equivalent shares (when dilutive) outstanding during the period. Amounts utilized in per share computations are as follows:


                                                    Three months ended                     Six months ended
                                                         June 30,                               June 30,
                                            -------------------------------        -------------------------------
                                                    1998             1997                  1998              1997
------------------------------------------------------------------------------------------------------------------
(In millions)
Weighted average shares outstanding:
     Basic weighted average shares                 446.5            446.7                 446.9              447.5
     Stock options                                   4.0              7.4                   3.8                6.5
     Senior convertible debentures                     -             20.4                     -               20.4
     Restricted stock awards                         0.1                -                   0.1                  -
                                                   -----            -----                 -----              -----
                                                   450.6            474.5                 450.8              474.4
                                                   =====            =====                 =====              =====
Earnings add back related to senior
convertible debentures                                 -           $  3.5                     -             $  7.0


   Diluted earnings per common share was calculated based on weighted-average shares outstanding including the dilutive impact of common stock equivalents which consist of outstanding stock options, warrants, restricted stock awards and convertible debentures (1997). The after-tax interest expense and issue cost amortization on the debentures is added back to net income when common stock equivalents are included in computing earnings per common share.

   The loss per common share for the three months ended June 30, 1997 was computed by dividing the net loss of $28.4 million for the quarter by basic weighted average shares. Earnings per common share before nonrecurring charges for the three months ended June 30, 1997 was computed by adding $3.5 million of after-tax interest expense attributable to the Company's senior convertible debentures and dividing the resulting total by diluted weighted average shares.

6. The components of comprehensive income are as follows (in millions):

                                              Three months ended June 30,               Six months ended June 30,
                                          ----------------------------------         -------------------------------
                                                1998                1997                   1998              1997
                                          --------------     ---------------         -------------     -------------
Net income (loss)                               $45.4              $(28.4)               $176.0            $107.8

Foreign exchange effect                          (0.2)                1.9                  (0.9)             (0.1)
Unrealized gain (loss) on
 securities                                      (1.0)               75.6                  (1.0)             50.1
                                                -----              ------                ------            ------
Total comprehensive income                      $44.2              $ 49.1                $174.1            $157.8
                                                =====              ======                ======            ======

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (UNAUDITED)

7. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131, establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt its requirements in connection with its annual reporting for the year ending December 31, 1998.

   In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The SOP is effective for the Company beginning on January 1, 1999; however, earlier adoption is permitted. The SOP will require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The Company currently expenses internal development costs for internal use software as incurred. The Company is evaluating the impact of the SOP on the Company's future earnings and financial position, but does not expect it to be material.

   In April 1998, the AICPA issued SOP 98-5, "Reporting the Costs of Start-up Activities". The SOP is effective beginning on January 1, 1999, and requires that start-up costs capitalized prior to January 1, 1999 be written-off and any future start-up costs be expensed as incurred. The Company is evaluating the impact of the SOP on the Company's future earnings and financial position.

   In June 1998, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 133 "Accounting for Derivative and Hedging Activities" (SFAS 133). SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities at fair value. It is effective for financial statements for fiscal years beginning after June 15, 1999. The Company is evaluating the impact of SFAS 133 on the Company's future earnings and financial position, but does not expect it to be material.

                            FIRST DATA CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

STRATEGIC TRANSACTIONS AND SIGNIFICANT DEVELOPMENTS

  During the first half of 1998, First Data Corporation ("FDC" or "the Company") continued the emphasis begun in 1997 on its three primary lines of service within the United States and around the world: domestic and international card issuer and information services, merchant processing services and payment instruments services. The Company has continued this emphasis to further its overarching strategic objective: to help make electronic payments the payment method of choice worldwide.

  During the second quarter, a number of developments relating to the Company's efforts to establish a data processing center in Hong Kong and to provide credit card processing services to the Hongkong and Shanghai Banking Corporation resulted in a reassessment of the related long-term contract's expected results of operations. These developments included signing an amendment to its agreement with HSBC Holdings plc ("HSBC"), which revised the scope of services to be provided to HSBC, and missing certain development and conversion milestone dates contained in the contract. As a result of not meeting these milestones, the Company incurred penalty payments and reassessed the timetable to complete the conversion of HSBC's cardholder accounts to the Company's processing systems. Based on an internal evaluation of an appropriate timetable, the Company expects to incur significant unanticipated costs to complete the conversion effort. Such costs plus estimated costs of operation over the life of the contract are projected to exceed anticipated revenues under the amended contract. Accordingly, a provision of $125.2 million has been recorded in the second quarter for such estimated net losses. The Company expects to discuss a revised timetable for conversion with HSBC during the third quarter of 1998. Should the negotiations fail to produce a timeframe acceptable to both parties, HSBC may choose to terminate the contract. In that event, the provision is believed to be sufficient to cover the costs of termination.

  In conjunction with the HSBC project, and to provide a processing platform for other future non-U.S. clients, the Company has been developing a new processing platform and as of June 30, 1998 had capitalized $38.5 million of costs related thereto. Although the Company plans to complete those portions of this platform required by its obligations to HSBC, due to the developments described above and fewer expected market opportunities in Asia in light of current economic conditions in that region, the Company believes that such capitalized costs may not be recoverable in the near to medium term, and thus they were written off.

  Notwithstanding the developments with HSBC, FDC has a long-term commitment to grow internationally. Currently, 12% of FDC's revenues are derived from international business, 7% of which come from Western Union International. Western Union International, which is not impacted by the HSBC contract, is experiencing 60% revenue growth in 1998 and is expected to continue to experience above average revenue growth rates in 1999. Substantially all of the remaining 5% of the international business relates to card and merchant processing business in the United Kingdom and FDC expects some of its U.S. clients to expand into that market. FDC's operation in the U.K. has experienced significant growth in cardholder accounts on file, primarily due to the successful conversion of the new Lloyd's/TSB accounts in May 1998 which added over 4.5 million accounts. The growth in the Asia Pacific area will not be as significant as expected due to the combination of the delay in the HSBC conversion and the economic issues occurring in that region.

                            FIRST DATA CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

  Domestically, the Company continues to sign new clients, such as First Union, and existing clients are growing their account base. As an indication of expected future growth, nine and a half million new card accounts are scheduled for conversion in the second half of 1998. The information management services area has not performed as anticipated, with revenues essentially flat as compared to the second quarter of 1997, and up slightly for the first six months of 1998. The divestiture of the lettershop operations, a large project in 1997 which ended in first quarter 1998, a delay in the introduction of a new product in the consumer credit reporting business, and delays in closing new sales have impacted revenue growth. The Company has taken numerous actions intended to restore profitable growth to this business, including the addition of new sales management, an aggressive cost reduction program, workforce reduction, and the introduction of new decision support and risk management products. However, there can be no assurances that these actions will achieve the desired results.

  Merchant processing services is a stable and improving business. The Company introduced electronic check acceptance as a new method of point of sale payment during 1998, and believes it has good growth potential in 1999. The Company continues to expand the scope of its bank alliance program with the addition of First Security Corporation as a new alliance partner and has recently announced a new alliance in the gaming business.

  In the payment instrument services area, Western Union continues to experience strong growth. With the addition of both Kmart and Safeway Stores during 1998's second quarter, Western Union now offers money transfer services at more than 47,000 agent locations in 157 countries worldwide. In addition, Western Union is experiencing rapid growth in money transfers from one foreign country to another, whereas previously most transfers had been between the United States and a foreign country.

  FDC remains the market leader in its three major business groups: card issuer processing, merchant processing and payment instruments. The Company will continue to focus on these core business areas throughout 1998 and will continue to assess how best to serve its customer base. This continued focus and assessment could result in the Company taking future actions to alter its product and service offerings as well as actions to further streamline operations and reduce costs. These actions could result in further charges against income, the timing and magnitude of which is not presently determinable.

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

                            FIRST DATA CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

  Results of operations comparisons to the first half of 1997 are significantly impacted by the divestitures completed in 1997: GENEX in February 1997, FIRST HEALTH Services and FIRST HEALTH Strategies in July 1997 and Nationwide Credit in December 1997. Also in December 1997, the Company signed an agreement whereby another publicly traded insurance company began a process of renewing insurance policies issued by EBP Life Insurance Company, Inc. ("EBP Life") on its own paper. This transaction allows EBP Life to substantively exit the insurance business. Collectively, the four divested units and EBP Life represented approximately 6% of total 1997 revenues.

  The Company derives revenues in its primary services areas principally on the number of accounts or transactions processed, a percentage of dollar volume processed, or on a combination thereof. Lesser amounts of revenue are generated from foreign currency exchange on money transfer transactions and sharing in investment earnings on fiduciary funds. Total revenues for the quarter ended June 30, 1998 decreased 1% to $1.30 billion from $1.32 billion in the prior year quarter and for the six months were also down 1%, to $2.54 billion. Revenue growth of continuing businesses was 11% for the quarter and 12% year-to-date. Internal revenue growth on a tax-equivalent basis (excluding the effects of acquisitions and divestitures on continuing businesses) was approximately 7% for the quarter and 8% year-to-date.

  Growth in underlying volumes continued to be strong in the card issuing services area, and the second quarter of 1998 saw large increases in accounts on file. Total card accounts on file grew 24% (to 199.7 million) over second quarter 1997 with domestic card accounts growing to 174.4 million (23% growth). However, revenues grew more slowly due to the large amount of contract renewals at lower pricing during 1997, a lower ratio of active accounts to total accounts on file, and exiting certain unprofitable contracts in the back office servicing business.

  Revenues in the merchant processing services area grew 14%, due principally to the acquisition of FDFS in January 1998. Revenues in core merchant processing, while continuing to grow at a slower rate than volume and transactions processed, showed a slight increase during the second quarter of 1998 versus a small decrease during the first quarter. Adjusted for revenues associated with merchant contracts sold in 1997 and the effect of changes in revenue reporting due to the consolidation of two alliances in 1998 formerly reported on the equity method, revenue growth was 5% for the quarter and 6% year-to-date. While pricing continues to be very competitive in merchant card processing, it remained on average approximately the same during the second quarter when compared with the first quarter of 1998. During the second quarter, the Company formed a new merchant alliance with First Security Corporation. Overall, the merchant alliance program continues to show progress with respect to volume growth, the number of sales referrals from the bank partners and in expense control. Domestic merchant card dollar volume grew 14% over the second quarter of 1997 to $60.6 billion, while domestic merchant card transactions processed increased 15% to 2.07 billion over the first half of 1997. Total merchant transactions processed were up 11% over the first half of 1997 to 2.34 billion.

                            FIRST DATA CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

  Payment instruments services revenues grew 20% (on a tax equivalent basis), reflecting continuing strong underlying volume increases. In particular, the Company continues to experience strong growth in international and commercial money transfer volumes. The Mexico market continues to be price competitive, with indications of slowing overall growth in the market. Nonetheless, aggregate money transfer transactions grew 32% (to 14.9 million) and 33% (to
  29.1 million), respectively, over the second quarter and first six months of 1997. (Excluding the impact of the Orlandi Valuta acquisition in August 1997, total money transfer transactions grew approximately 27% for the quarter and 28% year-to-date.) At June 30, 1998, the agent base had grown 26% as compared to a year ago, with over 47,000 agents in 157 countries.


  Product sales and other for the 1998 second quarter decreased 36% to $31.3 million from $48.6 million in the prior year quarter, continuing the trend noted in the first quarter. The largest component of this decline is due to the prior year quarter containing higher contingent payments associated with the formation of a merchant alliance.

  Operating expenses decreased 1% for both the 1998 second quarter and six months ended June 30, 1998 to $844.3 million and $1,655.9 million, respectively, compared to $852.9 million and $1,666.8 million in the same periods in the prior year. Excluding the impact of divested businesses, operating expenses grew at a rate generally consistent with the revenue growth of continuing businesses. The Company has incurred Year 2000 expenses of approximately $16.7 million for the quarter and $30.2 million for the six months ended June 30, 1998.

  Selling, general and administrative expenses increased 2% for both the 1998 second quarter and six months ended June 30, 1998 to $186.2 million and $384.6 million, respectively, compared to $182.6 million and $378.0 million for the same periods in the prior year. Advertising expense increases at Western Union combined with acquisitions were offset by the impact of the divested companies, resulting in flat sales and marketing expenses. General and administrative expenses increased 5% for the quarter and 4% year-to-date due to continued focus on building a sales infrastructure in the information services area in order to accelerate revenue growth.

  During the second quarter of 1998, the Company recorded a $125.2 million provision related to estimated net losses associated with the HSBC contract (see "Strategic Transactions and Significant Developments" herein). This amount is reported on the "Provision for loss on contract" line in the Company's Consolidated Statements of Operations.

  During the first quarter of 1998, the Company sold its NTS subsidiary, resulting in a pretax gain of $28.5 million. NTS represented less than 1% of FDC's total revenues for 1997. The Company also recorded restructuring charges in the first quarter totaling $28.9 million, principally relating to employee severance and facility closure costs in the merchant processing services area. During the second quarter of 1998, the Company wrote off $38.5 million of capitalized platform development costs related primarily to the HSBC processing agreement and other potential non-U.S. clients. In the first quarter of 1997, the Company sold its GENEX subsidiary which resulted in a pretax gain of $50.5 million and also recorded restructuring charges totaling $46.4 million. On July 1, 1997, the Company completed the divestiture of its FIRST HEALTH Strategies and FIRST HEALTH Services businesses and recorded a 1997 second quarter pretax loss of $93.8 million. As a consequence of the Company's

                            FIRST DATA CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

  decision to divest of these FIRST HEALTH business units, the future value of the remaining health care administration services businesses was diminished and, as a result, the Company recorded impairment charges related to such businesses of $118.4 million and other exit related costs of $3.5 million. These items reduced 1997 second quarter and six month earnings by $189.9
  million ($0.41 per share) and $187.3 million ($0.40 per share).   All of these
  1998 and 1997 items are reported on the "Restructuring, business divestitures and impairment, net" line in the Company's Consolidated Statements of Operations.

  Interest expense for the 1998 second quarter decreased 8% to $27.9 million compared to $30.3 million in the 1997 second quarter. The decrease in interest expense is attributable to proceeds from divestitures and fewer acquisitions which resulted in lower average debt balances.

  FDC's effective income tax rate (excluding the impact of the loss contract provision and restructuring, divestitures and impairment charges) of 32.5% and 32.7% for the second quarter and the six months ended June 30, 1998 decreased from 36% in the same 1997 periods due to increased tax-exempt interest earnings on fiduciary funds in the investment portfolios (as a result of the conversion of American Express Travel Related Services payment products to the Company's own payment products) and the growth of the business giving rise to fiduciary funds at a rate faster than the Company as a whole.

  The Company reported net income of $45.4 million and $176.0 million for the second quarter and six months ended June 30, 1998. Net income (before the loss contract provision and restructuring, divestitures and impairment charges) rose 3% to $166.2 million in the quarter ended June 30, 1998 compared with $161.5 million in the prior year quarter and net income margins increased to 12.7% from 12.3% in the prior year period. Net income (before the loss contract provision and restructuring, divestitures and impairment charges) was up 1% to $297.1 million for the six months ended June 30, 1998 compared to $295.1 in the prior year period. Net income margins (before the loss contract provision and restructuring, divestitures and impairment charges) for the 1998 and 1997 six month periods were 11.7% and 11.5%, respectively.

  The Company reported diluted earnings per common share of $0.10 and $0.39 per share for the second quarter and six months ended June 30, 1998, respectively. Excluding the above mentioned charges, earnings per share would have increased 6% to $0.37 for the second quarter from $0.35 in the 1997 comparable period and 3% to $0.66 for the six months ended June 30, 1998 from $0.64 for the 1997 period.

CAPITAL RESOURCES AND LIQUIDITY

  FDC continues to generate significant cash flow from operations, aggregating $620.1 million in the six months ended June 30, 1998, as compared to $510.0 for the six months ended June 30, 1997. FDC utilized this cash flow to reinvest in its existing businesses, to contribute to the financing of business expansion, to fund treasury stock purchases, and to repay borrowings.

                            FIRST DATA CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

  FDC reinvests cash in its existing businesses principally to expand its processing capabilities through property and equipment additions and to establish customer processing relationships through contract payments and costs for conversion and systems development. These cash outlays increased to $393.8 million in the 1998 six months compared with $261.8 million in the 1997 six months. FDC expects total expenditures for systems and development and customer conversions in 1998 to be somewhat higher than in 1997 due to growth in the amount needed to support growing businesses and larger continuing businesses and entries into new markets. This growth will be partially offset by the effect of divestitures and lower per unit costs for data processing equipment. In addition, the Company expects total Year 2000 related systems spending for the full year 1998, which will be expensed as incurred, to be in the range of $75 million to $90 million, as compared to $32 million incurred for the full year 1997. (See the Company's Annual Report on Form 10-K for additional information regarding Year 2000 spending.) On July 29, 1998, the Securities and Exchange Commission issued a release providing detailed guidance to public companies concerning disclosure of information regarding Year 2000 issues (the "Release"). The Company has not had sufficient time to prepare disclosure information responsive to the Release for inclusion in this Report on Form 10-Q and the Company intends to provide responsive disclosure in a future report.

  Overall, FDC's operating cash flow for the six months ended June 30, 1998 exceeded its nonacquisition and disposition investing activities by $221.2 million. These cash sources contributed to funds utilized for acquisitions, short-term borrowing repayments and treasury stock purchases.

  The 1998 six months cash outlays for acquisitions totaled $79.9 million consisting primarily of a $50.5 million payment to purchase FDFS, a provider of credit card, debit card and money transfer services to gaming establishments and their customers. The Company also paid $7.3 million relating to businesses previously acquired and $43.7 million relating primarily to certain of its alliance programs with bank clients in merchant processing.

  The Company's financing activities include net borrowings, proceeds from stock option exercises, share repurchases for purposes of meeting requirements of employee benefit programs and dividend payments. Net cash used in financing activities was $279.0 million during the 1998 six months, as compared to $181.9 million provided by financing activities in the prior year period. During 1997, the Company utilized funds from commercial paper borrowings to support its investing activities, whereas in 1998 cash generated from operations and proceeds from the First Image disposition funded such activities and enabled the Company to reduce commercial paper outstanding.

  The Company made cash outlays totaling $92.7 million in the six months ended June 30, 1998 to buy back shares of its common stock which were largely reissued in connection with the Company's stock compensation plans. Proceeds from stock option exercises and related tax benefits totaling $55.5 million partially offset these outlays. In addition, the Company continued its practice of paying quarterly cash dividends, resulting in $17.9 million of cash payments to the Company's common stockholders.

                            FIRST DATA CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

  The Company has two outstanding shelf registration facilities, one providing for the issuance of debt and equity securities up to $1.35 billion in the aggregate (of which $675 million remains available) and the other providing for the issuance of approximately 10 million shares of the Company's common stock in connection with certain types of acquisitions.

  Included in cash and cash equivalents on the Consolidated Balance Sheet at June 30, 1998 is $88.9 million related to required investments of cash in connection with the Company's merchant card settlement operation and additional amounts used to support the operations of certain business areas; the remainder is available for general corporate purposes. Also, FDC has available short-term borrowing capability of $1.0 billion at June 30, 1998 under the Company's commercial paper program and through its bank credit lines.

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

                    INDEPENDENT ACCOUNTANT'S REVIEW REPORT

The Stockholders and Board of Directors
First Data Corporation


We have reviewed the accompanying consolidated balance sheet of First Data Corporation as of June 30, 1998 and the related consolidated statements of income and cash flows for the three-month and six-month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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


                                        Ernst & Young LLP

New York, New York
August 10, 1998

                          PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
            -----------------

      From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. None of these matters, either individually or in the aggregate, currently is material to the Company except for the matters reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998. There were no material developments to litigation matters previously disclosed except as follows. On August 4, 1998, the United States District Court for the Central District of California granted the Company's motion to dismiss the Plaintiff's complaint in the Garcia litigation previously described in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The Court found that the Plaintiff failed to allege sufficient facts to sustain the federal claims and the Court declined to retain supplemental jurisdiction over Plaintiff's state law claims. The dismissal was with leave to amend within thirty days.


ITEM 2.     CHANGES IN SECURITIES
            ---------------------

      On May 6, 1998, 182,662 shares of the Company's common stock were issued to the shareholders of United States Benefits Service, Inc. ("USBS") in a merger transaction pursuant to which FDC acquired 100% of the stock of USBS. No underwriter or placement agent was involved in the transaction. The issuance of the FDC shares was not registered under the Securities Act of 1933 (the "Act") in reliance upon the exemption from registration provided by Section 4(2) of the Act and regulations enacted by the Securities and Exchange Commission under
Section 4(2).


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            ---------------------------------------------------

     The Company held its Annual Meeting of Stockholders on May 13, 1998. Three matters were voted upon and approved at the meeting.

Proposal 1  Election of Directors
----------  ---------------------

The terms of office of three current directors, Ben Burdetsky, Henry C. Duques and Joan E. Spero, expired at the 1998 Annual Meeting. The re-election of Mr. Burdetsky, Mr. Duques and Ms. Spero was voted on at the Annual Meeting. The results of the voting were as follows:

                       FOR      WITHHELD
Ben Burdetsky      373,411,596  9,544,519
Henry C. Duques    373,191,181  9,764,907
Joan E. Spero      373,288,402  9,667,686


Other directors whose terms continued after the meeting are Courtney F. Jones, Robert J. Levenson, James D. Robinson III, Charles T. Russell, Bernard L. Schwartz and Garen K. Staglin.


Proposal 2  Approval of an increase in the number of shares issuable under the
----------  ------------------------------------------------------------------
            Company's 1992 Long-Term Incentive Plan by 22,000,000 shares of the
            -------------------------------------------------------------------
            Company's Common Stock
            ----------------------

The results of the voting were as follows:

                                                                 BROKER
FOR 247,167,059   AGAINST  133,409,156    ABSTAIN  2,379,873    NON-VOTE    0

See the Proxy Statement for the Company's 1998 Annual Meeting of Stockholders, which information is incorporated herein by reference.

                          PART II. OTHER INFORMATION



Proposal 3  Ratification of the selection of Ernst & Young LLP as independent
----------  -----------------------------------------------------------------
            auditors of the Company for 1998
            --------------------------------

The results of the voting were as follows:

                                                           BROKER
FOR 381,141,764   AGAINST  863,330    ABSTAIN  950,994    NON-VOTE    0

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

                                               FIRST DATA CORPORATION
                                         ----------------------------------
                                                   (Registrant)


Date:     August 12, 1998           By    /s/ Lee Adrean
       --------------------------      ----------------------------------------
                                       Lee Adrean
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer)


Date:     August 12, 1998           By    /s/ J. Allen Berryman
       --------------------------      ----------------------------------------
                                       J. Allen Berryman
                                       Vice President and
                                       Corporate Controller
                                       (Principal Accounting Officer)

                            FIRST DATA CORPORATION
                               INDEX TO EXHIBITS
                               -----------------

Exhibit
Number    Description
------    -----------

 12       Statement Regarding Computation of Ratio of Earnings to Fixed Charges

 15       Letter regarding Unaudited Interim Financial Information

 27.1     Financial Data Schedule (for SEC use only)

 99       Private Securities Litigation Reform Act of 1995
          Safe Harbor Compliance Statement for Forward-Looking Statements