Form 10-Q
period 1998-09-30
FIRST DATA CORP
filed 1998-11-16
CIK 883980

                            FIRST DATA CORPORATION

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     SEPTEMBER 30, 1998
                                        ------------------

                                 OR


[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the transition period from            to
                                    ----------    ----------


                  Commission file number   1-11073
                                           -------


                            FIRST DATA CORPORATION
                            ----------------------
            (Exact name of registrant as specified in its charter)


             DELAWARE                                     47-0731996
             --------                                     ----------
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                     Identification No.)

         5660 NEW NORTHSIDE DRIVE, SUITE 1400, ATLANTA, GA  30328-5800
         -------------------------------------------------------------
             (Address of principal executive offices)       (Zip Code)


Registrant's telephone number, including area code  (770) 857-0001
                                                    --------------
                                NOT APPLICABLE
                                --------------
             (Former name, former address and former fiscal year,
                        if changed since last report.)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             ----     ----


     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


             Title of each class
             -------------------           Number of Shares Outstanding
         Common Stock, $.01 par value         as of November 2, 1998
                                              ----------------------
                                                   442,643,300

                            FIRST DATA CORPORATION


                                     INDEX
                                     -----

                                                                      PAGE
PART I    FINANCIAL INFORMATION                                      NUMBER
                                                                     ------
Item 1.   Consolidated Financial Statements:

          Consolidated Statements of Income for the
          three and nine months ended September 30, 1998 and 1997...    3

          Consolidated Balance Sheets at September 30, 1998
          and December 31, 1997.....................................    4

          Consolidated Statements of Cash Flows for the
          nine months ended September 30, 1998 and 1997.............    5

          Notes to Consolidated Financial Statements................    6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.............   10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk   20



PART II   OTHER INFORMATION

Item 1.   Legal Proceedings.........................................   22

Item 5.   Other Information.........................................   22

Item 6.   Exhibits and Reports on Form 8-K..........................   23

                        PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                            FIRST DATA CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                    (In millions, except per share amounts)
                                  (Unaudited)

                                                   Three Months Ended                  Nine Months Ended
                                                      September 30,                      September 30,
                                                -------------------------          ------------------------
                                                  1998             1997               1998            1997
                                                  ----             ----               ----            ----
REVENUES
Service revenues                                $1,253.2         $1,231.3          $3,677.1        $3,698.9
Product sales and other                             26.3             62.0              85.8           155.9
                                                --------         --------          --------        --------
                                                 1,279.5          1,293.3           3,762.9         3,854.8
                                                --------         --------          --------        --------

EXPENSES
Operating                                          796.8            775.1           2,409.9         2,441.9
Selling, general & administrative                  181.3            185.3             555.0           563.3
Provision for loss on contract                        --               --             125.2              --
Restructuring, business divestitures
     and impairment, net                              --               --              38.9           211.6
Interest                                            25.5             29.7              80.3            85.3
                                                --------         --------          --------        --------
                                                 1,003.6            990.1           3,209.3         3,302.1
                                                --------         --------          --------        --------

Income before income taxes                         275.9            303.2             553.6           552.7

Income taxes                                        88.7            109.2             190.3           250.9
                                                --------         --------          --------        --------

Net income                                      $  187.2         $  194.0          $  363.3        $  301.8
                                                ========         ========          ========        ========

Earnings per common share-basic                 $   0.42         $   0.44          $   0.81        $   0.68
                                                ========         ========          ========        ========

Earnings per common share-diluted               $   0.42         $   0.42          $   0.81        $   0.66
                                                ========         ========          ========        ========

See notes to consolidated financial statements.

                            FIRST DATA CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (IN MILLIONS)
                                  (Unaudited)

                                                                         SEPTEMBER 30,        DECEMBER 31,
                                                                             1998                1997
                                                                         -------------        ------------
ASSETS
Cash and cash equivalents                                                 $    510.9          $   410.5
Settlement assets                                                            8,131.8            8,364.7
Accounts receivable, net of allowance for doubtful accounts
     of $31.0 (1998) and $29.1 (1997)                                          866.5              984.2
Property and equipment, net                                                    834.0              774.9
Goodwill, less accumulated amortization
of $517.8 (1998) and $470.1 (1997)                                           3,020.3            3,101.6
Other intangibles, less accumulated amortization
     of $525.5 (1998) and $420.7 (1997)                                      1,143.7            1,100.5
Other assets                                                                   698.2              578.8
                                                                          ----------          ---------
                                                                          $ 15,205.4          $15,315.2
                                                                          ==========          =========

LIABILITIES
     Settlement obligations                                               $  7,964.7          $ 8,249.8
     Accounts payable and other liabilities                                  1,707.8            1,657.4
     Borrowings                                                              1,602.3            1,750.7
                                                                          ----------          ---------
           Total Liabilities                                                11,274.8           11,657.9
                                                                          ----------          ---------

STOCKHOLDERS' EQUITY
     Common Stock, $.01 par value; authorized 600.0 shares,
         issued 448.9 shares in 1998 and 1997                                    4.5                4.5
     Additional paid-in capital                                              2,144.2            2,132.9
                                                                          ----------          ---------
     Paid-in capital                                                         2,148.7            2,137.4
     Retained earnings                                                       1,816.5            1,509.9
     Accumulated other comprehensive income                                     97.0               65.8
     Less treasury stock at cost, 4.8 shares (1998) and 2.0 shares
      (1997)                                                                  (131.6)             (55.8)
                                                                          ----------         ----------
           Total Stockholders' Equity                                        3,930.6            3,657.3
                                                                          ----------          ---------
                                                                          $ 15,205.4          $15,315.2
                                                                          ==========          =========

See notes to consolidated financial statements.

                            FIRST DATA CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                                           NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                     -----------------------------
                                                                                       1998                1997
                                                                                       ----                ----

Cash and cash equivalents at beginning of period                                     $ 410.5               $ 271.7
                                                                                     -------               -------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                          363.3                 301.8
   Adjustments to reconcile to net cash provided by operating activities:
     Depreciation and amortization                                                     433.6                 389.5
     Provision for loss on contract                                                    125.2                    --
     Noncash portion of  restructuring,  business
     divestitures and impairment, net                                                   28.7                 180.2
     Other noncash items                                                                23.0                  (4.6)
     Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
       Accounts receivable                                                             (38.4)                (30.2)
       Other assets                                                                    (41.0)                (32.5)
       Accounts payable and other liabilities                                           11.6                  31.8
       Income tax accounts                                                              15.4                 106.3
                                                                                     -------               -------
          Net cash provided by operating activities                                    921.4                 942.3
                                                                                     -------               -------

CASH FLOWS FROM INVESTING ACTIVITIES
   Current year acquisitions, net of cash acquired                                     (97.2)               (318.5)
   Payments related to other businesses previously acquired                            (53.9)                (57.8)
   Proceeds from dispositions, net of expenses paid                                    150.0                 262.9
   Additions to property and equipment, net                                           (272.6)               (210.7)
   Payments to secure customer service contracts, including outlays
     for conversion, and capitalized systems development costs                        (256.5)               (208.7)
   Other investing activities                                                           (7.3)                (67.3)
                                                                                     -------               -------
          Net cash used in investing activities                                       (537.5)               (600.1)
                                                                                     -------               -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Short-term borrowings, net                                                            4.5                 319.0
   Issuance of long-term debt                                                             --                 124.6
   Principal payments on long-term debt                                               (153.6)                (26.5)
   Proceeds from issuance of common stock                                               72.7                 136.4
   Purchase of treasury shares                                                        (179.7)               (723.9)
   Cash dividends                                                                      (26.8)                (26.8)
   Other financing activities                                                           (0.6)                  2.9
                                                                                     -------               -------
          Net cash used for financing activities                                      (283.5)               (194.3)
                                                                                     -------               -------

Change in cash and cash equivalents                                                    100.4                 147.9
                                                                                     -------               -------
Cash and cash equivalents at end of period                                           $ 510.9               $ 419.6
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

   Effective with the quarter ended December 31, 1997, the Company changed its revenue presentation to report "Service revenues" and "Product sales and other" versus "Operating revenues" and "Other income." Product sales and other includes certain items formerly reported in operating revenues as well as other income. The Company adopted this presentation in order to separate recurring transaction and related service processing revenues, including investment income and equity earnings, from all other revenues. Product sales and other includes sales of the Company's products (which are generally ancillary to service revenues), and other items which recur but which fluctuate as to amount and timing.

   The accompanying consolidated financial statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial position of the Company at September 30, 1998 and the consolidated results of its operations for the three and nine months ended September 30, 1998 and 1997 and cash flows for the nine months ended September 30, 1998 and 1997. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

   FDC's provides a variety of information services primarily to financial institutions and commercial establishments. The largest category of services involves information processing and funds transfer related to payment transactions, including credit and debit cards, checks and other types of payment instruments (such as money transfers, money orders, and official checks). These services include the authorization, processing and settlement of credit and debit card transactions, verification or guarantee of check transactions, and worldwide nonbank money transfers.

   FDC recognizes revenues from its information processing services as such services are performed, recording revenues net of certain costs not controlled by the Company (primarily interchange fees and assessments charged by credit card associations of $415.8 million and $361.3 million for the three months ended September 30, 1998 and 1997, respectively, and $1,134.0 million and $1,142.7 million for the nine months ended September 30, 1998 and 1997, respectively). Although these costs increased for the third quarter (due primarily to increase in the volume of transactions processed), the amounts for the first nine months of 1998 are less than 1997 due primarily to the first quarter 1997 contribution of merchant contracts to alliances which are accounted for under the equity method of accounting by the Company.

2. During the second quarter of 1998, the Company amended its agreement with HSBC Holdings plc ("HSBC") which revised the scope of services to be provided to HSBC. As a result of this amendment and because of difficulties in the conversion process in Hong Kong which resulted in delays to the conversion date and, consequently, significant unanticipated costs, the Company determined that total estimated costs under the amended contract exceeded anticipated revenues. Accordingly, a provision of $125.2 million was recorded in the second quarter for such estimated net losses (reported on the "Provision for loss on contract" line in the Consolidated Statements of Income). Also, the Company determined that approximately $38.5 million of platform development costs related to the HSBC project and other potential non-US clients may not be recoverable in the near to medium term, and thus were written off (reported on the "Restructuring, business divestitures and impairment, net" line in the Consolidated Statement of Income). These two charges totaled

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)


   $120.8 million after-tax or $0.27 per share. In September 1998, the Company announced the termination of its Hong Kong card processing contract with HSBC. Management is currently evaluating its alternatives with respect to the Company's Hong Kong based operations, but does not anticipate significant adjustment of the previously recorded provision.

   Also reported on the "Restructuring, business divestitures and impairment, net" line in the Consolidated Statements of Income is a 1998 first quarter $28.5 million pretax gain on the sale of the NTS transportation services unit. This gain was offset by $28.9 million in restructuring charges consisting principally of severance, facility closure and other activity exit costs primarily related to the first quarter restructuring of the Company's domestic merchant processing business unit.

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

   During the first nine months of 1997, the Company completed dispositions of three business units, incurred a related impairment charge and incurred restructuring charges (consisting principally of employee severance, facility closures and other exit costs) involving several business areas. These activities, which are reported on the "Restructuring, business divestitures and impairment, net" line in the Consolidated Statements of Income, reduced net income by $187.3 million, or $0.40 per share.

   At September 30, 1998, total remaining accrued liabilities for the 1998 and 1997 restructuring charges were $13.6 million and $5.8 million, respectively.

3. During the first nine months of 1998 the Company acquired all or a portion of several businesses. In conjunction with the sale of NTS, FDC simultaneously purchased (from the Company that acquired NTS) a gaming services business (now called First Data Financial Services, or "FDFS") for $50.5 million (net of cash acquired) plus the fair market value of the NTS net assets of $65.0 million. FDFS provides credit card, debit card and money transfer services to gaming establishments and their customers. The assets of FDFS were contributed to a joint venture in July, 1998, and accordingly, first and second quarter 1998 results have been restated to reflect FDFS under the equity method of accounting. Prior to its contribution, FDFS was accounted for as a consolidated subsidiary. In addition, eight other businesses or additional ownership interests were acquired in 1998 for a total of $46.7 million in cash and approximately 183,000 shares of FDC common stock, expanding the product and service offerings of the investment processing services, card issuer services, and payment instruments business.


   All current year acquisitions have been accounted for as purchases and their results are included with the Company's results from the effective date of each acquisition. No pro forma financial information with respect to the above acquisitions is presented as the aggregate impact is not material.

4. The Company's commercial paper borrowings at September 30, 1998 were $620.9 million under its $1.5 billion commercial paper program and supporting revolving credit facilities. Pursuant to a 1998 agreement between FDC and VISA USA, $175.0 million of the supporting banking facilities has been designated to be used solely for the purpose of meeting the Company's VISA related bankcard settlement obligations, if necessary. In addition, the Company currently has $575 million of Medium-Term Notes outstanding bearing an average interest rate of 6.48%.

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)


   At September 30, 1998, the Company still has $625 million available under shelf registrations providing for the issuance of debt and equity securities and $210.0 million available under its uncommitted bank lines.

5. Earnings per common share amounts are computed by dividing net income amounts by weighted average common and common equivalent shares (when dilutive) outstanding during the period. Amounts utilized in per share computations are as follows:

                                                     Three Months Ended                      Nine Months Ended
                                                        September 30,                          September 30,
                                                 -------------------------              --------------------------
                                                   1998             1997                   1998              1997
   ---------------------------------------------------------------------------------------------------------------
   (In millions)
   Weighted average shares outstanding:
       Basic weighted average shares               446.5            441.1                 446.8            445.4
       Stock options                                 2.4              6.2                   3.3              5.8
       Put options                                    --              0.1                                     --
       Senior convertible debentures                  --             20.4                    --             20.4
       Restricted stock awards                       0.1               --                   0.1               --
                                                   -----            -----                 -----            -----
                                                   449.0            467.8                 450.2            471.6
                                                   =====            =====                 =====            =====
   Earnings add back related to senior
       convertible debentures                         --            $ 3.5                    --            $10.5

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

6. The components of comprehensive income are as follows (in millions):

                                                Three Months Ended                   Nine Months Ended
                                                   September 30,                        September 30,
                                               --------------------                ------------------------
                                               1998          1997                   1998              1997
                                               ----          ----                   ----              ----
Net income                                     $187.2        $194.0                $363.3            $301.8

Foreign exchange effect                          (2.5)         (5.4)                 (3.4)             (5.5)
Unrealized gain on
  securities                                     35.6          10.5                  34.6               7.2
                                               ------        ------                ------            ------
Total comprehensive income                     $220.3        $199.1                $394.5            $303.5
                                               ======        ======                ======            ======

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (Unaudited)


7. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore, the Company will adopt its requirements in connection with its annual reporting for the year ending December 31, 1998.

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

   In June 1998, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 133 "Accounting for Derivative and Hedging Activities" ("SFAS 133"). SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities at fair value. It is effective for financial statements for fiscal years beginning after June 15, 1999. The Company is evaluating the impact of SFAS 133 on the Company's future earnings and financial position, but does not expect it to be material.

                            FIRST DATA CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
of Operations
-------------

SIGNIFICANT DEVELOPMENTS

First Data Corporation ("FDC" or "the Company") continues the emphasis begun in 1997 on its three primary lines of service within the United States and around the world: domestic and international card issuer and information services, merchant processing services and payment instruments services. The Company has continued this emphasis to further its overarching strategic objective: to help make electronic payments the payment method of choice worldwide. FDC is keenly focused on improving execution of strategic plans, identifying operational efficiencies and building on the fundamental strengths of its business.

During 1998's third quarter, the Company announced the promotion of one of its senior executives to the position of President and Chief Operating Officer, a new position for the Company. In addition, the Company created the new position of Chief Information Officer. The position of president and chief operating officer provides more focused leadership and facilitates the meeting and exceeding of operating and financial goals. The position of chief information officer provides more focused leadership on critical systems issues and projects throughout the Company.

In conjunction with the above actions, the Company initiated plans to merge certain critical operations functions common to several business units-specifically the Print/Mail/Plastics and Voice Center/Automatic Response Unit areas. By combining such functions, the Company expects to lower expenses and improve service quality by achieving greater production efficiencies and improving processes.

Card issuer services continues to sign new clients; during the 1998 third quarter, First Consumers National Bank, whose private label portfolio includes Spiegel Catalog, Eddie Bauer and Newport News, was signed. This client is scheduled for conversion in 1999. The Company also converted the Wells Fargo bankcard portfolio during the third quarter. In addition, the information management services area showed improved revenues over second quarter 1998 during 1998's third quarter as a result of increased sales activity.

In the merchant processing services area, electronic check acceptance, which was introduced as a new point of sale payment method during 1998, is now in 5,000 locations. In addition, in July 1998 a new gaming services joint venture was formed among FDC, BA Merchant Services, Inc. and USA Processing ("BMCF") into which the Company contributed First Data Financial Services.

In the payment instrument services area, Western Union continues to experience strong growth. Western Union now offers money transfer services at more than 50,000 agent locations, up 26 percent from last year, in 162 countries worldwide.

In October 1998 the Company completed the sale of VIPS Healthcare Information Solutions for $48.0 million cash, marking the completion of FDC's exit from the health care administrative services and software business. This transaction will result in a 1998 fourth quarter pretax gain of approximately $20 million. VIPS accounted for less than 1% of FDC's revenues in 1997 and year to date 1998.

FDC remains the market leader in its three major business groups: card issuer processing, merchant processing and payment instruments. The Company will continue to focus on these core business areas throughout 1998 and will continue to assess how best to serve its customer base. This continued focus and assessment could result in the Company taking future actions to alter its product and service offerings

                            FIRST DATA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (Continued)

as well as action to further streamline operations and reduce costs. These actions could result in further charges against income, the timing and magnitude of which are not presently determinable.

RESULTS OF OPERATIONS

Effective with the quarter ended December 31, 1997, the Company changed its revenue presentation to report "Service revenues" and "Product sales and other" versus "Operating revenues" and "Other income." Product sales and other includes certain items formerly reported in operating revenues as well as other income. The Company adopted this presentation in order to separate recurring transaction and related service processing revenues, including investment income and equity earnings, from all other revenues. Product sales and other includes sales of the Company's products (which are generally ancillary to service revenues) and other items which recur but which fluctuate as to amount and timing.

Results of operations comparisons to the first nine months of 1997 are significantly impacted by the divestitures completed in 1997 and 1998: GENEX in February 1997, FIRST HEALTH Services and FIRST HEALTH Strategies in July 1997, Nationwide Credit in December 1997 and First Image Management Company in June 1998. Also in December 1997, the Company signed an agreement whereby another publicly traded insurance company began a process of renewing insurance policies issued by EBP Life Insurance Company, Inc. ("EBP Life") on its own paper. This transaction allowed EBP Life to substantively exit the insurance business. Collectively, the four units divested in 1997 and EBP Life represented approximately 6% of total 1997 revenues. First Image represented approximately 5% of 1997 revenues and 3% of year-to-date 1998 revenues.

The Company derives revenues in its primary service areas principally on the number of accounts or transactions processed, a percentage of dollar volume processed, or on a combination thereof. Lesser amounts of revenue are generated from foreign currency exchange on money transfer transactions and sharing in investment earnings on fiduciary funds. Total revenues for the quarter ended September 30, 1998 decreased 1% to $1.28 billion from $1.29 billion in the prior year quarter and for the nine months were down 2%, to $3.76 billion. Revenues continued to be impacted by significant divestiture activity over the last year as the Company has focused on its core payment services business. Revenue also was affected by the contribution of First Data Financial Services ("FDFS") to a gaming services joint venture in July 1998. First and second quarter 1998 revenues have been restated by a total of $54.0 million to reflect FDFS being reported under the equity method of accounting. Prior to its contribution, FDFS was accounted for as a consolidated subsidiary. Revenue growth of continuing businesses was 9% for the quarter and year-to-date.

Domestic card issuer revenues increased by 6% for both the quarter and year-to-date periods to $309.8 million and $887.6 million, respectively. Growth in underlying volumes continued to be strong, and the third quarter of 1998 saw a large increase in accounts on file. Total card accounts on file grew 24% (to
210.1 million) over third quarter 1997 with domestic card accounts growing to
184.6 million (23% growth). Revenues, however, grew more slowly than accounts on file due to the large number of contract renewals at lower pricing during 1997, a lower ratio of active accounts to total accounts on file, and exiting certain unprofitable contracts in the back office servicing business. Revenues in the domestic card issuer area will be below the prior year in the fourth quarter due to difficult comparisons to strong prior year fourth quarter results in back-office servicing and information management as well as somewhat lower growth in core processing revenues. Consolidation among the financial institutions has led to an increasingly concentrated client base, which results in a changing client mix towards larger, highly sophisticated customers. The affects on pricing, client mix, and product mix of providing services to this increasingly concentrated industry will continue to cause revenues to grow more slowly than accounts on file.

Revenues in the domestic merchant processing services area grew 2% to $330.7 million for the third quarter and 3% to $947.4 million year-to-date excluding revenue from the gaming services venture now reported on the equity method of accounting. Including revenues from the gaming services venture,

                            FIRST DATA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (Continued)

reported revenues would have increased 15% for the quarter and 13% for the year-to-date. Domestic merchant card dollar volume grew 13% over the third quarter of 1997 to $62.4 billion and domestic merchant card transactions processed increased 12.4% to 1.1 billion over 1997's third quarter. Adjusted for revenues associated with merchant contracts sold in 1997 and the effect of changes in revenue reporting due to the consolidation of two alliances in 1998 formerly reported on the equity method, merchant card processing revenue growth was 6% for the quarter. Third quarter growth exceeded second quarter growth of 5%, despite slightly lower volume growth, reflecting some moderation in pricing trends. Total merchant transactions processed were up 10% over the first nine months of 1997 to 3.6 billion and dollar volume increased 16% to $175.8 billion. TeleCheck's revenues grew 13% in the quarter and 14% year-to-date (excluding from the comparison in the current and prior year gaming revenues now contributed to the new gaming services joint venture).

Payment instruments services revenues grew 20% (on a tax equivalent basis) to $430.8 million for the quarter and $1.1 billion year-to-date reflecting continuing strong underlying volume increases. In particular, the Company continues to experience strong growth in international and commercial money transfer volumes. Aggregate money transfer transactions grew 27% (to 15.9 million) and 31% (to 45.0 million), respectively, over the third quarter and first nine months of 1997. At September 30, 1998, the agent base had grown 26% as compared to a year ago, with over 50,000 agents in 162 countries.

Product sales and other for the 1998 third quarter decreased 58% to $26.3 million from $62.0 million in the prior year quarter, continuing the trend noted in the first half of 1998. This decline is due primarily to the prior year quarter containing gains arising from the sales of certain merchant portfolios of $15.0 million and fees associated with the termination of certain contracts. In-store branch bank installations also declined from the prior year quarter. Product sales and other declined 45% to $85.8 million year-to-date.

Operating expenses increased 3% to $796.8 million in the 1998 third quarter over 1997 and decreased 1% to $2,409.9 million. Year 2000 expenses for the 1998 third quarter approximated $20 million and approximated $50 million year-to-date. Expenses associated with several start-up businesses increased approximately $7 million over 1997's third quarter.

Selling, general and administrative expenses decreased 2% for the 1998 third quarter and 1% for the nine months ended September 30, 1998 to $181.3 million and $555.0 million, respectively, compared to $185.3 million and $563.3 million for the same periods in the prior year. Increases in advertising expense at Western Union and increased sales expenses at First Data Solutions resulted in a 4% increase in selling and marketing expenses for the quarter which were offset by a 3% decrease in general and administrative expenses due primarily to cost reduction initiatives implemented in the second quarter of 1998 at the Information Management Group.

During the second quarter of 1998, the Company recorded a $125.2 million provision related to estimated net losses associated with the HSBC contract which was subsequently terminated. This amount is reported on the "Provision for loss on contract" line in the Company's Consolidated Statements of Income. Management is currently evaluating its alternatives with respect to the Company's Hong Kong based operations, but does not anticipate significant adjustment of the previously recorded provision.

                            FIRST DATA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (Continued)

During the first quarter of 1998, the Company sold its NTS subsidiary, resulting in a pretax gain of $28.5 million. NTS represented less than 1% of FDC's total revenues for 1997. The Company also recorded restructuring charges in the first quarter totaling $28.9 million, principally relating to employee severance and facility closure costs in the merchant processing services area. During the second quarter of 1998, the Company wrote off $38.5 million of capitalized platform development costs related primarily to the HSBC processing agreement and other potential non-U.S. clients. In the first quarter of 1997, the Company sold its GENEX subsidiary which resulted in a pretax gain of $50.5 million and also recorded restructuring charges totaling $46.4 million. On July 1, 1997, the Company completed the divestiture of its FIRST HEALTH Strategies and FIRST HEALTH Services businesses and recorded a 1997 second quarter pretax loss of $93.8 million. As a consequence of the Company's decision to divest these FIRST HEALTH business units, the future value of the remaining health care administration services businesses was diminished and the Company recorded impairment charges related to such businesses of $118.4 million and other exit related costs of $3.5 million. These items reduced 1997 nine month earnings by $187.3 million ($0.40 per share). All of these 1998 and 1997 items are reported on the "Restructuring, business divestitures and impairment, net" line in the Company's Consolidated Statements of Income.

Interest expense for the 1998 third quarter decreased 14% to $25.5 million compared to $29.7 million in the 1997 third quarter. On a year-to-date basis interest expense decreased 6% to $80.3 million. The decrease in interest expense is attributable to proceeds from divestitures and fewer acquisitions which resulted in lower average debt balances.

FDC's effective income tax rate (excluding the impact of the provision for loss on contract and restructuring, divestitures and impairment charges) of 32.1% and 32.5% for the third quarter and the nine months ended September 30, 1998 decreased from 36% in the same 1997 periods due primarily to increased tax-exempt interest earnings on fiduciary funds in the investment portfolios (as a result of growth in the businesses giving rise to the investment portfolios and the conversion of American Express Travel Related Services payment products to the Company's own payment products).

The Company reported net income of $187.2 million and $363.3 million for the third quarter and nine months ended September 30, 1998, respectively. Excluding the $15.0 million pretax gain on the sale of merchant processing portfolios in the prior year quarter, net income rose 2% to $187.2 million in the quarter ended September 30, 1998 compared to $184.4 million in the prior year quarter and net income margins increased to 14.6% from 14.4% in the prior year period. Net income for the nine months ended September 30, 1998 (before the 1998 loss on contract provision and restructuring, divestitures, impairment charges in both years and the 1997 gain on sale of merchant portfolios) was up 1% to $484.4 million compared to $479.5 million in the prior year period. Net income margins (before the aforementioned charges) for the 1998 and 1997 nine month periods were 12.9% and 12.5%, respectively.

The Company reported diluted earnings per common share of $0.42 and $0.81 per share for the third quarter and nine months ended September 30, 1998, respectively. Without the items referred to in the preceding paragraph, third quarter earnings per share of $0.42 represented a 5% increase over $0.40 for 1997. On a year-to-date basis, earnings per share increased 4% from $1.04 to $1.08.

                            FIRST DATA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (Continued)

CAPITAL RESOURCES AND LIQUIDITY

FDC continues to generate significant cash flow from operations, aggregating $921.4 million in the nine months ended September 30, 1998, as compared to $942.3 million for the nine months ended September 30, 1997. FDC utilized this cash flow to reinvest in its existing businesses, to contribute to the financing of business expansion, to fund treasury stock purchases, and to repay borrowings.

FDC reinvests cash in its existing businesses principally to expand its processing capabilities through property and equipment additions and to establish customer processing relationships through contract payments and costs for conversion and systems development. These cash outlays increased to $529.1 million in the 1998 nine months compared with $419.4 million in the 1997 nine months. FDC expects total expenditures for systems and development and customer conversions in 1998 to be somewhat higher than in 1997 due to growth in the amount needed to support growing businesses and larger continuing businesses and entries into new markets. This growth will be partially offset by the effect of divestitures and lower per unit costs for data processing equipment. In addition, the Company expects total Year 2000 related systems spending for the full year 1998, which will be expensed as incurred, to be approximately $75 million, as compared to $32 million incurred for the full year 1997. (See the Year 2000 section following Capital Resources and Liquidity for additional information).

Overall, FDC's operating cash flow for the nine months ended September 30, 1998 exceeded its nonacquisition and disposition investing activities by $385.0 million. These cash sources contributed to funds utilized for acquisitions, short-term borrowing repayments and treasury stock purchases.

The 1998 nine months cash outlays for acquisitions totaled $97.2 million, the largest component of which was a $50.5 million payment to purchase FDFS, a provider of credit card, debit card and money transfer services to gaming establishments and their customers. The Company also paid $10.5 million relating to businesses previously acquired and $43.4 million relating primarily to certain of its alliance programs with bank clients in merchant processing.

The Company's financing activities include net borrowings, proceeds from stock option exercises, share repurchases under the Board authorized program described below and for purposes of meeting requirements of employee benefit programs, and dividend payments. Net cash used in financing activities was $283.5 million during the 1998 nine months, as compared to $194.3 million in the prior year period. During 1997, the Company utilized funds from commercial paper borrowings to support its investing activities, whereas in 1998 cash generated from operations and proceeds from the First Image disposition funded such activities and enabled the Company to reduce commercial paper outstanding.

The Company made cash outlays totaling $179.7 million in the nine months ended September 30, 1998 to buy back shares of its common stock. Proceeds from stock option exercises and related tax benefits totaling $72.7 million partially offset these outlays. In addition, the Company continued its practice of paying quarterly cash dividends, resulting in $26.8 million of cash payments to the Company's common stockholders.

In September 1998, the Company announced that its Board of Directors authorized management to purchase up to $500 million of its outstanding common stock. Purchases are to be made in the open market or in privately negotiated transactions and will depend on market conditions and other factors. The Company expects funding for the program will come from operating cash flow and existing bank facilities. As of November 2, 1998, the Company had repurchased
3.8 million shares under this program.

                            FIRST DATA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (Continued)

The Company has two outstanding shelf registration facilities, one providing for the issuance of debt and equity securities up to $1.0 billion in the aggregate (of which $625 million remains available) and the other providing for the issuance of approximately 10 million shares of the Company's common stock in connection with certain types of acquisitions.

Included in cash and cash equivalents on the Consolidated Balance Sheet at September 30, 1998 is $88.5 million related to required investments of cash in connection with the Company's merchant card settlement operation and additional amounts used to support the operations of certain business areas; the remainder is available for general corporate purposes. Also, FDC has available short-term borrowing capability of $914.1 million at September 30, 1998 under the Company's commercial paper program and through its bank credit lines.

The Company believes that its current level of cash and financing capability along with future cash flows from operations are sufficient to meet the needs of its existing businesses. However, the Company may from time to time seek longer-term financing to support additional cash needs or reduce its short-term borrowings.


YEAR 2000

The Company's business units provide information / transaction processing and related services through computer systems running proprietary and third-party software. While several units began Year 2000 (Y2K) readiness efforts prior to 1997, in June of 1997 the Company created a Year 2000 Task Force (the "Task Force") to coordinate, monitor and assist the units in their Y2K efforts. The Task Force developed a common planning process with specific planning phases and timeline goals and monitors the progress of each unit toward those goals. The Task Force regularly reports to executive management and the Board of Directors. In addition, in August 1997, the Audit Committee of the Board of Directors engaged the Gartner Group to provide independent analysis and assessment of the Company's Y2K efforts.

     SAFE HARBOR FOR YEAR 2000 FORWARD-LOOKING STATEMENTS. All forward-looking statements regarding Y2K readiness, including estimates, forecasts and expectations, are inherently uncertain as they are based on various expectations and assumptions concerning future events and are subject to numerous risks and uncertainties which could cause actual events or results to differ materially from those projected. Important factors upon which the Company's Y2K forward-looking statements are premised include: (a) retention of employees and contractors working on Y2K projects; (b) customers' remediation of their internal systems to be Y2K ready and their cooperation in timely testing; (c) no material disruption of telecommunication, data transmission networks, payment networks, government services, utilities or other infrastructure services and no unexpected failure of third-party products; (d) no unexpected failures by third-parties providing services to the Company; (e) no undiscovered sabotage of systems or program code affecting the Company's systems; and (f) no undiscovered material flaws in the Company's test processes. The Company undertakes no obligation to update forward-looking statements.

                            FIRST DATA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (Continued)

     STATE OF READINESS. The Company's Y2K preparedness efforts are differentiated between information technology ("IT") systems and non-IT systems. Non-IT systems are embedded systems that support facilities infrastructures, such as microcontrollers in lighting, heating / ventilation / air conditioning, security, elevator, fire, uninterrupted power supply, and other infrastructure systems. All units are upgrading their facilities and have identified facilities champions who are reviewing these non-IT systems that could affect the work environment. Task Force guidelines are for each facility to have its non-IT systems upgraded by December 31, 1998, although certain leased facilities will continue to be upgraded through the first half of 1999.

     IT systems include primarily computer hardware and software and related systems. Described below are simplified explanations of the phases of the Y2K readiness plan being implemented by the Task Force. Target dates for completion of each phase as to all mission-critical systems are reflected in the chart below.

     Phase 1- Impact Analysis and Inventory. Define and survey Y2K issues. Perform automated code surveys, work-process reviews, risk analysis, business case development, etc., to determine approach and strategy. Identify all required changes regarding applications, platforms, connectivity, clients and vendors.

     Phase 2- Code Renovation / Operating System Upgrade. Complete code renovation and regression testing so systems can process both current and future-dated data.

     Phase 3- Data-Aged Test Execution. Test all changes made to various components in a Y2K data-aged test environment, including appropriate hardware, system software, and application software. At the completion of Phase 3, the Company's systems will be Y2K ready subject to production implementation in Phase 5.

     Phase 4- Client Test Execution. Test with clients in the Y2K data-aged test environment. Although there have been minimal changes to data interface formats, this phase is to ensure that client systems can continue to interface with the Company's systems in a Y2K environment. The Company's computer services business focus and Y2K regulatory requirements applicable to a large portion of the Company's client base result in extensive client testing requirements. While Phase 4 is to be completed by June 30, 1999, many business units anticipate continuing tests with clients past this date.

     Phase 5- Production Implementation. Transition hardware, system / operating software, application software and business processes into a production / live environment. Phase 5 to be completed by June 30, 1999. While management anticipates that most mission-critical software will be in production by December 31, 1998, the June 30, 1999 date allows for changes responsive to test results from Phases 3 and 4.

                            FIRST DATA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (Continued)

     The following Status Chart identifies the status of each phase of the Company's Y2K plan for the mission-critical systems of the following material business units as of October 31, 1998. Mission-critical systems are those directly serving clients or clients' customers, and having a material impact on client service in a normative mode of operation if not working properly. Status is indicated as the approximate percentage of work completed for each phase. Various business units have planned completion dates for certain phases prior to the specified target dates. Management believes that its Y2K effort is on schedule and that its mission-critical systems will be Y2K ready in a timely manner.

Business Unit                      Phase 1    Phase 2   Phase 3   Phase 4   Phase 5
--------------------------------  --------  ---------  --------  --------  --------
Target Date                                 12/31/98   3/31/99   6/30/99   6/30/99
Card Issuer Units
  First Data Resources                100%        99%       50%        5%       99%
  First Data Australia                100%       100%       95%        0%      100%
  First Data Resources Limited        100%        95%       60%        0%       75%
  First Data Oil Services             100%       100%       55%       50%       99%
  First Data Solutions                100%        99%       45%       20%       60%
  Hogan Information Services          100%       100%       75%        0%       85%
Merchant Acquiring Units
  First Data Merchant Services        100%        95%       45%        0%       80%
  BMCF Gaming JV                      100%       100%      100%       20%       20%
  TeleCheck                           100%        50%       10%        0%       50%
Payment Instruments Units
  Western Union                       100%        99%       90%       50%       90%
  Orlandi Valuta                      100%        85%        0%        0%        0%
  Integrated Payment Systems          100%        70%       10%        0%       50%
  CashTax                             100%       100%       25%       25%       90%
Specialty Services Units
  Call Interactive                    100%        80%       80%       80%       70%
  First Data POS (MicroBilt)          100%        90%        0%        0%       90%
  Investor Services Group             100%        99%       99%        0%       60%
  Teleservices                        100%        95%       75%       75%       90%

     Material Relationships. The Company's material third-party relationships include: (i) providers of hardware/software products, (ii) service / network / gateway providers, and (iii) clients. The Company's remediation plan addresses third party readiness by requiring an inventory of client and vendor issues,
identifying required changes, and testing with material third parties.   The
status of assessment and testing with respect to third-party risks is reflected in the Status Chart. Coordination with third parties regarding Y2K issues will continue to the Year 2000 and beyond and the Company is working with material third parties to minimize service interruptions that could occur in connection with the Year 2000. Notwithstanding these efforts, unexpected third-party failures could occur and, despite testing procedures, erroneous or corrupted data received from third parties could impact internal systems and cause material service disruptions.

     Third-party relationships currently believed to be most material to the Company are described below. (i) Clients- The Company does not control clients' remediation efforts or timely testing on the Company's systems. However, many of the Company's material clients are financial institutions subject to supervision and regulation by banking regulatory agencies or the Securities and Exchange Commission. These regulated entities are subject to Y2K compliance requirements and supervisory examinations

                            FIRST DATA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (Continued)

focusing on Y2K readiness. (ii) Telecommunications- The Company has contracts for telecommunication services with AT&T, MCI and Sprint in the U.S. and is reliant on regional bell operating companies and other local service providers. Several of the Company's businesses are similarly reliant upon telecommunication providers in foreign countries. Telecommunication services are critical to all of the Company's businesses. Two of the three U.S. based long-distance carriers used by the Company have provided contractual agreements that they will be Y2K ready in a timely manner. (iii) Postal Service- The Company is one of the largest first-class mailers using the U.S. Postal Service. Postal services are critical to many of the Company's businesses. By law, no alternative for first-class mail service is available. The Postal Service has provided assurances that it will be Y2K ready in a timely manner. (iv) Electronic Money Transfer Networks- Most of the Company's businesses require settlement of financial transactions through various electronic networks, primarily the Federal Reserve Board's Fedwire(R) Funds Transfer System ("FedWire"), the Automated Clearing House ("ACH"), the Bank Automated Clearing Services in the U.K. and other similar settlement networks. The Federal Reserve has provided assurances regarding their readiness and has provided testing dates for both FedWire and ACH transfers. (v) Association Networks and Similar Proprietary Third-Party Networks- Several of the Company's business units provide services related to credit and debit card transactions which occur over the VISA, MasterCard, Discover, American Express and EuroPay networks, regional Automated Teller Machine networks, and various other proprietary third-party networks in the United States and abroad. VISA has published a testing schedule and the Company is coordinating testing with VISA. MasterCard has provided a test schedule and the Company is working with MasterCard to align testing efforts. (vi) Utilities- All businesses are reliant upon utilities for electricity, gas, water, and sewers. The Company's readiness plan requires business units to work with utility providers to confirm Y2K readiness and to coordinate contingency plans in case of unanticipated events. The Company's major data centers have power generation systems to provide electrical backup for reasonable periods of time based on accepted business practices for the relevant business unit. (vii) Internal Revenue Service- CashTax processes EFTPS transactions for the IRS. CashTax is subject to oversight by the IRS, the Treasury Department and the Inspector General, each of which regularly reviews its systems and operations and all of which have performed specific Y2K inspections. CashTax has tested its systems with the IRS using future-dated test data. (viii) EDS- Electronic Data Systems provides data center services for Western Union including application development and maintenance. In addition, EDS provides debit gateway services to First Data Resources. (ix) Internet- Numerous of the Company's businesses offer internet-based products and services. Moreover, an increasing amount of corporate communication occurs over the internet. The internet is reliant upon telecommunication and data transmission services and, therefore, it is subject to the telecommunication risks noted above. The decentralized nature of the internet makes it difficult to obtain assurances concerning Y2K compliance. (x) SIAC- Investor Services Group has a relationship with the Securities Industry Automation Corporation ("SIAC") which provides clearing services for mutual fund trading. Any failure in Y2K readiness on the part of the SIAC could have a material impact upon the revenue of ISG which would not be able to process all transactions manually. SIAC is testing its systems for Y2K readiness and ISG plans to start testing with SIAC in December of 1998. (xi) Credit Bureaus-Several of the Company's business units and most of the Company's financial institution clients use the services of one of the three national credit reporting bureaus. Failure of credit bureau services for an extended period of time could adversely affect the Company's ability to deliver certain services to clients.

     YEAR 2000 RISKS. Management believes that the most likely Y2K risks relate to third parties with which it has material relationships. A failure or disruption of (i) the Company's mission-critical computer systems caused by third-party hardware / software, (ii) third-party service / network / gateway providers, or (iii) significant clients for an extended period, could adversely affect the financial condition and results of operations of the Company. Moreover, while management believes that its internal "State of

                            FIRST DATA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (Continued)

Readiness" as reflected in the Status Chart indicates that the Company's mission-critical systems will be Y2K ready in a timely manner, failure to achieve timely remediation of business units' computer systems that process client information and transactions would have a material adverse effect on the Company's business, operations and financial results. However, based on currently available information, while management anticipates there could be isolated and intermittent disruptions of various services and interfaces at its businesses, there is no expectation of extensive or protracted systemic failures that would have a material adverse effect on the financial condition or results of operations of the Company.

     CONTINGENCY PLANS. Each business unit is developing its own contingency plans pursuant to Task Force guidelines. There are two types of plans. All of the Company's major business units have hardware/software contingency plans in case a supplier of hardware/software product or internally developed systems used in a business does not have a Y2K ready version in time for implementation and testing. A second type of contingency plan focuses on business contingency plans to support the date change event. The Company's units have existing business contingency plans and other support plans which will be reviewed and modified as appropriate to support the Y2K date change event. Business contingency plans for the date change event will be published internally for all business units by December 31, 1998. It is expected that these plans will be revised throughout 1999, as the Company completes testing with clients and gains a better understanding of external third party risks.

     REGULATORY SUPERVISION; INDEPENDENT VALIDATION/VERIFICATION. Certain FDC business units are subject to regulatory oversight and examination with detailed Y2K requirements and examination processes as described below. (i) FFIEC- The First Data Resources, First Data Merchant Services and Investor Services Group units are examined regularly by the Federal Financial Institutions Examination Council. These examinations occur as part of the FFIEC's Multiregional Data Processing Servicer program. Recently, the FFIEC has begun including a special focus on Y2K issues in these general MDPS examinations. In addition to the general MDPS examinations, the federal banking agencies are conducting separate supervisory reviews of Y2K planning and conversion efforts by financial institutions, data processing service providers and third-party software vendors to financial institutions. FDR, FDMS and ISG have been reviewed by the FFIEC under these procedures and these reviews will continue on a quarterly basis.
The FFIEC publishes a summary of its results to the financial institution clients of the business units; however, the Company is prohibited by law from disclosing the reports, or any conclusions, findings or ratings contained in such reports. (ii) IRS / Treasury / Inspector General- The Company's Electronic Funds Tax Processing Services business (part of the CashTax unit) is subject to oversight and inspection by the IRS, the Treasury Department and the Inspector General each of which has performed specific Y2K inspections regarding the EFTPS business. (iii) SEC- Certain corporate entities in the Company's Investor Services Group business are subject to regulation by the Securities and Exchange Commission as a Transfer Agent and/or as a Broker-Dealer. ISG has filed interim status reports with the SEC regarding Y2K compliance.

     The Audit Committee of the Board of Directors engaged the Gartner Group to
(i) provide an independent analysis of the Company's Y2K preparedness and the adequacy of its project plans, including project organization, tools, methodology, implementation strategies and test plan / environment; (ii) examine the Y2K project progress of each unit; and (iii) regularly report its findings to executive management and the Board of Directors. The Gartner Group reviews, among numerous other criteria, whether adequate resources and funding are committed to the readiness plan and whether the Company has mitigated the risk of revenue-interrupting failures in their IT systems. Management believes the Gartner Group's independent evaluations of the Company's Y2K readiness are consistent with the Status Chart and management's belief that mission-critical systems will be Y2K ready in a timely manner.

                            FIRST DATA CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (Continued)


     COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES. Through September 30, 1998, the Company has spent in aggregate approximately $83 million in connection with preparing for the Year 2000, of which approximately $50 million was spent in the first three quarters of 1998. The Company anticipates that Y2K expenditures for the remainder of 1998 will be approximately $25 million. Of the 1998 spending, approximately 87% has been spent on software remediation and testing and approximately 13% has been spent to replace systems and equipment and to add testing capacity. The Company anticipates that Y2K expenses will be approximately 10% of the IT budget for 1998. The Company anticipates that Y2K expenditures for 1999 will be approximately $80-95 million, most of which is budgeted to support client testing. The increase in anticipated 1999 Y2K spending from prior estimates reflects increased client testing requirements and resulting increases in the Company's client testing support infrastructure. To date, the Company has financed its Y2K expenses from cash flow and expects to continue to do so.

     The Company's Y2K efforts have impacted finite IT resources and some portion of the Company's IT personnel have been dedicated to the Y2K project who otherwise could have worked on other system enhancements, client conversions and new products. However, the Company has leveraged its IT resources by engaging off-shore contract programmers to perform a substantial portion of this work and, throughout the Company, every effort has been made to prioritize IT projects and to focus available IT resources on the most critical projects. The Company has reviewed new business opportunities, product launches and conversions and either accelerated or deferred these developments, as appropriate, in response to Y2K efforts.

EURO CURRENCY CONVERSION DISCLOSURE

     The Company's First Data Resources Limited ("FDRL") and Western Union business units provide services in the European Community.

     Over ninety percent of FDRL's business relates to credit card issuer and merchant processing of transactions that occur in the United Kingdom. The United Kingdom will not be a "participating country" with respect to the January 1, 1999 "euro" currency conversion and it currently is not known when or if the United Kingdom will elect to convert to the euro. Nonetheless, FDRL's card issuer system is capable of processing euro-denominated transactions and its merchant processing system is expected to be ready to process such transactions in November 1998. Various alternatives are available to convert card issuing and merchant processing clients to euro-denominated transaction systems. The Company does not believe that FDRL's costs in connection with the euro conversion will be material. FDRL currently does not believe that the conversion will have a competitive impact on its business, though over the long-term the conversion may present opportunities for FDRL to enter new markets.

     Western Union is making minor system modifications to accommodate the euro conversion which currently are expected to be completed in December 1998.
Costs of these modifications will not be material. While Western Union may experience a decrease in foreign exchange revenue from money transfers between countries participating in the euro conversion, any such impact will be immaterial. Western Union does not anticipate any competitive impact resulting from the euro conversion.


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

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT



The Stockholders and Board of Directors
First Data Corporation


We have reviewed the accompanying consolidated balance sheet of First Data Corporation as of September 30, 1998 and the related consolidated statements of income and cash flows for the three-month and nine-month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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



Atlanta, Georgia
November 11, 1998

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
        -----------------

From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. None of these matters, either individually or in the aggregate, currently is material to the Company except for the matters reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "Annual Report"), and the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998. There were no material developments in the litigation matters previously disclosed except as follows.

As previously reported in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, The United States District Court for the Central District of California granted the Company's motion to dismiss the Plaintiff's complaint in the Garcia litigation previously described in the Annual Report. The dismissal was with leave to amend within thirty days. Rather than amend the pleading, the Plaintiff filed a revised complaint on September 14, 1998, in the Superior Court of the State of California for the County of Los Angeles based on the same factual allegations described in the Annual Report. The Plaintiff seeks a preliminary and permanent injunction, the imposition of a constructive trust, an accounting, restitution, statutory damages, exemplary damages, punitive damages, compensatory damages alleged to be in excess of $500,000,000, attorneys' fees, cost of suit, and prejudgment interest.

On October 19, 1998, another Plaintiff filed a putative class action against the Company's subsidiary Western Union Financial Services, Inc. on behalf of himself and others similarly situated within the State of Texas in the District Court of Hidalgo County, Texas. Plaintiff alleged that Western Union charges an undisclosed "commission" when they transmit consumers' money by wire to International locations, in that the exchange rate used in these transactions is less favorable than the exchange rate that Western Union receives when it trades dollars in the international money market. Plaintiff also alleged that Western Union failed to disclose this "commission" in their advertising and in the transactions in violation of state law. Plaintiff seeks declaratory, equitable, and injunctive relief; all purported general and specific damages suffered by each class member; punitive damages; attorneys' fees; and costs of suit. While the allegations are violations of state law for transfers to any international location, the claims made in the complaint are similar to the claims made in the legal proceedings previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, all as updated herein and in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

ITEM 5. OTHER INFORMATION
        -----------------

Pursuant to rules adopted by the Securities and Exchange Commission ("SEC"), the Company must receive a shareholder proposal by November 26, 1998 to be considered for inclusion in the Company's 1999 Proxy Statement. The Company's Bylaws also establish an advance notice procedure for matters intended to be presented at an annual meeting of shareholders. Pursuant to the Company's Bylaws, only those shareholder proposals and nominations of persons for election to the Board of Directors properly presented in accordance with the Bylaws between January 13, 1999 and February 12, 1999 may be considered at the 1999 Annual Meeting of Shareholders. If a proper shareholder proposal is received by the Company during this period, and the proposal is not included in the 1999 proxy statement as a matter to be considered by shareholders subject to certain exceptions, the Company may exercise discretionary authority when voting on the proposal if it advises shareholders on the nature of the proposal and how it intends to exercise its discretion in voting on the proposal.

                          PART II. OTHER INFORMATION

All proposals and nominations should be directed to Michael T. Whealy, Corporate Secretary, First Data Corporation, 5660 New Northside Drive, Suite 1400, Atlanta, Georgia, 30328.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------


(a)     Exhibits
        --------


        3     By-Laws of First Data Corporation, dated September 23, 1998

       12     Computation of Ratio of Earnings to Fixed Charges

       15 Letter from Ernst & Young LLP Regarding Unaudited Interim Financial Information

       27.1   Financial Data Schedule (for SEC use only)

       99.1   Private Securities Litigation Reform Act of 1995
              Safe Harbor Compliance Statement for Forward-Looking Statements

       99.2 Amendment No. 1 to the First Data Corporation Supplemental Savings Plan (the Supplemental Savings Plan was previously filed as an exhibit to the Company's Registration Statement on Form S-8 filed on July 29, 1996 (File Number 333-9031))

       99.3 Amendment No. 2 to the First Data Corporation Supplemental Savings Plan (the Supplemental Savings Plan was previously filed as an exhibit to the Company's Registration Statement on Form S-8 filed on July 29, 1996 (File Number 333-9031))


(b)   Reports on Form 8-K
      -------------------

      None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               FIRST DATA CORPORATION
                                               ----------------------
                                                     (Registrant)



Date: November 16, 1998              By  /s/ Lee Adrean
      ------------------                ---------------
                                         Lee Adrean
                                         Executive Vice President and
                                         Chief Financial Officer
                                         (Principal Financial Officer)


Date: November 16, 1998               By  /s/ J. Allen Berryman
      -----------------                  ----------------------
                                         J. Allen Berryman
                                         Vice President and
                                         Corporate Controller
                                         (Principal Accounting Officer)

                            FIRST DATA CORPORATION


                               INDEX TO EXHIBITS
                               -----------------
Exhibit
Number    Description
------    -----------
 3        By-Laws of First Data Corporation, dated September 23, 1998

12        Statement Regarding Computation of Ratio of Earnings to Fixed Charges

15        Letter regarding Unaudited Interim Financial Information

27.1      Financial Data Schedule (for SEC use only)

99.1      Private Securities Litigation Reform Act of 1995
          Safe Harbor Compliance Statement for Forward-Looking Statements

99.2 Amendment No. 1 to the First Data Corporation Supplemental Savings Plan (the Supplemental Savings Plan was previously filed as an exhibit to the Company's Registration Statement Form S-8 filed on July 29, 1996 (File Number 333-9031)).

99.3 Amendment No. 2 to the First Data Corporation Supplemental Savings Plan (the Supplemental Savings Plan was previously filed as an exhibit to the Company's Registration Statement Form S-8 filed on July 29, 1996 (File Number 333-9031)).