Form 10-K405
period 1998-12-31
FIRST DATA CORP
filed 1999-03-24
CIK 883980

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                           _________________________

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _________________ to _________________


                       Commission file number   1-11073
                         ____________________________

                            FIRST DATA CORPORATION
            (Exact name of registrant as specified in its charter)

          DELAWARE                                              47-0731996
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

   5660 NEW NORTHSIDE DRIVE, SUITE 1400, ATLANTA, GEORGIA              30328
         (Address of principal executive offices)                   (ZIP CODE)
                                (770) 857-0001
              Registrant's telephone number, including area code
                          _____________________________

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

   Title of each class                 Name of each exchange on which registered
---------------------------            -----------------------------------------
COMMON STOCK, $.01 PAR VALUE                     NEW YORK STOCK EXCHANGE


          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                     NONE
                          _____________________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No____
                                             -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Common shares of the registrant outstanding at February 28, 1999 (excluding treasury shares) were 434,608,051. The aggregate market value, as of March 1, 1999 of such common shares held by non-affiliates of the registrant was approximately $16.624 billion. (Aggregate market value estimated solely for the purposes of this report. This shall not be construed as an admission for the purposes of determining affiliate status.)

                      DOCUMENTS INCORPORATED BY REFERENCE
   Part III: Portions of Registrant's Proxy Statement relating to the Annual
                                  Meeting of
                    Stockholders to be held on May 12, 1999

                                    PART I

ITEM 1.  BUSINESS

GENERAL

First Data Corporation ("FDC" or "the Company") operates in three principal business segments providing high-quality, high-volume information processing and related services with respect to several market sectors: payment instruments, card issuer services, and merchant processing services, representing approximately 90% and 80% of FDC's revenues in 1998 and 1997, respectively. The Company's business strategy is to generate recurring revenue by developing long-term contractual relationships with clients who have decided to outsource various transaction and information processing services. The Company's training and development efforts for its managers and service representatives are focused on the "lifetime value" of these client relationships. FDC's ongoing objective is to promote client retention and loyalty by providing services of superior quality that consistently exceed client expectations. Specifically, FDC focuses on a "service-profit-chain" model, whereby the Company's growth and profitability are linked to satisfied and loyal employees who deliver services of exceptional quality that promote the success of their clients.

FDC's operations in the United States provide the vast majority of the Company's transaction processing services, and generate a substantial majority of FDC's revenues and earnings. Currently, FDC's processing units in the United Kingdom and Australia represent the Company's only foreign operations of significance. Excluding these two foreign units, the Company's domestic facilities process substantially all money transfer, merchant card and merchant check acceptance transactions that are settled outside of the United States.

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

FDC considers acquisition opportunities as well as other forms of business combinations and divestitures. Acquisitions supplement FDC's internal efforts to access new markets and client groups, while divestitures have been completed for business units lacking sufficient financial prospects or for units not enhancing the Company's transaction processing competencies. No assurance can be given with respect to the timing, likelihood or the financial or business effect of any possible acquisition or divestiture transaction.

FDC is incorporated in Delaware, and its principal executive offices are located at 5660 New Northside Drive, Suite 1400, Atlanta, Georgia 30328-5800, telephone
(770) 857-0001.

SIGNIFICANT DEVELOPMENTS

In 1998, the Company continued the emphasis begun in 1997 on its three principal business segments. The Company has continued this emphasis to further its strategic objective: to process every electronic payment worldwide from the point of occurrence to the point of settlement. FDC is keenly focused on improving execution of strategic plans, enhancing sales and marketing activities, identifying operational efficiencies and building on the fundamental strengths of its business.

During 1998's third quarter, the Company announced the promotion of Charles T. Fote to President and Chief Operating Officer, a new position for the Company. Mr. Fote has twenty-five years of experience with the Company involved in many of FDC's businesses. His promotion to President and COO is intended to provide a stronger operating focus on meeting and exceeding operating and financial goals. In addition, the Company has refocused its management in the individual business units, including strengthening financial management at the business unit level. The Company also initiated plans to merge certain critical operations functions common to several business units - specifically the Print/Mail/Plastics and Voice Center/Automatic Response Unit areas. By combining such functions, the Company expects to lower expenses and improve service quality by achieving greater production efficiencies and improving processes.

In the payment instruments segment, Western Union continues to experience strong growth. Western Union now offers money transfer services at more than 55,000 agent locations, up 27 percent from last year, in 168 countries worldwide. Development efforts continued on several new products and services, including TransPoint, the Company's Internet-based bill presentment and payment service joint venture, which is scheduled for introduction in 1999.

Card issuer services signed several significant new clients in 1998, including GE Capital, First Consumers National Bank (whose private label portfolio includes Spiegel Catalog, Eddie Bauer and Newport News), First Union, Partners First, and, shortly after year-end, the First Chicago/NBD card holder accounts of First USA/BancOne. The Company also addressed profitability issues in the back office servicing and information management service lines of this segment. Bankcard collections activities were reorganized under new management after being transferred to the TeleCheck business unit of the merchant processing services segment, and the remaining back office servicing business showed improvement in both revenues and profits in 1998. On December 31, 1998, the Company announced the closure of Innovis, Inc., its credit bureau reporting business. This action was taken after the Company concluded that it could not achieve an acceptable return on the investment necessary to make Innovis' technology platform commercially competitive.

During the second quarter of 1998, the Company amended its agreement with HSBC Holdings, plc ("HSBC") which revised the scope of services to be provided to HSBC. As a result of this amendment and because of difficulties in the development process in Hong Kong which resulted in delays to the conversion date and, consequently, significant unanticipated costs, the Company determined that total estimated costs under the amended contract would exceed anticipated
revenues.   In September 1998, the Company announced the termination of its Hong
Kong card processing contract with HSBC.

In the merchant processing services segment, the Company focused on operational execution and expanding its e-commerce and Internet capabilities. During 1998's fourth quarter, the Company acquired an equity position in iMall, Inc., and together the companies are marketing a variety of Internet commerce services to merchants. Also, electronic check acceptance, which was introduced as a new point of sale payment method during 1998, is now in over 7,500 locations. In July 1998, a new gaming services joint venture was formed among FDC, BA Merchant Services, Inc. and USA Processing ("BMCF") into which the Company contributed the assets of First Data Financial Services ("FDFS"), a gaming services business it acquired early in 1998. With respect to its merchant alliance program, the Company added First Security Corporation to the program, and acquired the remaining 20% interest in the NationsBank alliance following NationsBank's merger with Bank of America. The Company is pursuing new business partners for the former NationsBank alliance merchant portfolio, and expects to place this portfolio with new or existing alliance partners during 1999.

During 1998's first quarter, the Company sold NTS, its transportation services unit, to Ceridian Corporation in a transaction in which it simultaneously acquired Ceridian's gaming services division (FDFS which was contributed to the BMCF joint venture during July 1998). During the second quarter, the Company completed the sale of First Image Management Company, its imaging and document management business. In October 1998, the Company sold VIPS Healthcare Information Solutions, marking the completion of FDC's exit from the health care administrative services and software business. These transactions resulted in a net pretax gain of approximately $60 million. NTS, First Image, and VIPS represented approximately 6% of FDC's revenues in 1997 and 3% in 1998.

FDC remains the market leader in its three major segments: payment instruments, card issuer services and merchant processing services. The Company will continue to focus on these core business areas throughout 1999 and will continue to assess how best to serve its customer base. This continued focus and assessment could result in the Company taking future actions to enhance its product and service offerings as well as action to further streamline operations and reduce costs.

OPERATING SEGMENTS

FDC operates in three principal business segments providing high-quality, high-volume information processing and related services to several market sectors: payment instruments, card issuer services and merchant processing services.

Payment Instruments

The payment instruments segment includes Western Union, Integrated Payment Systems ("IPS"), Orlandi Valuta Companies ("Orlandi") and TransPoint and is the leading provider of nonbank money transfer and payment services to consumers and commercial entities, including money transfer, official check and money order. As the leading provider of nonbank money transfer and bill payment services, FDC utilizes an agent network of over 30,000 domestic and 25,000 international agent locations to provide payment instrument transaction services to consumers in over 168 countries. The primary market for these services is comprised of people who periodically need to send or receive cash quickly to meet emergency situations, to send funds to family in other locations or to use nonbank financial services to pay bills or meet other obligations. The TransPoint joint venture will provide a seamless, end-to-end system for delivery and payment of richly formatted bills, statements, or notices. Payment instruments revenues are generated primarily from consumer money transfers, bill or debt payment money transfers, money orders and official checks. Official checks serve as an alternative to a bank's own disbursement items such as teller's or cashier's checks. Payment instrument transactions (adjusted for the disposition of NTS) totaled 651 million in 1998, compared to 482 million in 1997, and 451 million in 1996. However, transaction counts are not necessarily indicators of revenue growth as revenue per transaction varies greatly among the Company's product offerings.

The Company derives its revenues from transaction processing fees and from the investment of funds received by FDC from the sale of payment instruments (primarily official checks and money orders), net of commissions paid to certain selling agents. These investments are the primary component of settlement assets on the Company's Consolidated Balance Sheets. On a pretax equivalent basis, payment instrument revenues comprised 33% of FDC's total revenues in 1998, compared with 27% in 1997 and 23% in 1996.

Prior to April 1997, a portion of FDC's payment instrument services was generated from official checks, money orders and money transfers issued under an agreement with an entity affiliated with American Express Company ("American Express"). Under the agreement, FDC earned transaction fees paid by the selling agents and net earnings on the investment securities, with such amounts totaling approximately 1% of the Company's operating revenues in 1998, 1% in 1997 and 5% in 1996. The Company managed this business and indemnified American Express against any losses in connection with this business, thus assuming the risks and rewards of ownership. Accordingly, the assets and liabilities related to these transactions are included with settlement assets and obligations on the Company's consolidated balance sheets. FDC began issuing payment instruments under its own name in 1994, and completed the phase out of those issued under the American Express name in 1996 and 1997 (utilizing the well recognized Western Union name extensively). Settlement assets related to the American Express branded payment instruments represented approximately 3% of FDC's settlement assets at December 31, 1998, compared with 4% at December 31, 1997 and are expected to continue declining as the instruments issued under the American Express name are cashed or otherwise settled.

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

During 1997, the Company expanded its money transfer product offerings in the Mexican market through the acquisition of Orlandi, a provider of U.S. to Mexico money transfer services. Certain Orlandi agents are selling Western Union branded services in addition to Orlandi's own products and services.

FDC offers bill payment services to utility companies, collection agencies, finance companies and other financial institutions. The debtor pays a transaction fee to settle their account via a money transfer initiated at an agent location, with the Company's commercial client benefiting from a convenient collection tool that results in immediately available funds.

Card Issuer Services

The card issuer services segment encompasses domestic and international card processing, bankcard customer servicing, and certain information based services. This segment provides a comprehensive line of processing and related services to financial institutions issuing credit and debit cards and to issuers of oil and private label credit cards, including information-based products for enhanced decision making and marketing. Within this segment, FDC's Card Services Group ("FDCSG"), (with its principal operating facilities in Omaha, Nebraska) provides a comprehensive line of products and processing and related services to financial institutions issuing VISA and MasterCard credit cards, debit cards and oil company and retail store credit cards. Financial institution clients include a wide variety of banks, savings and loan associations and credit unions. First Data Credit and Customer Services provides back-office support through application processing, chargeback services and credit and customer support. The information management services area provides information and solutions to the financial, retail, collections and insurance industries, including customized card promotion services, target marketing and credit risk decision modeling services. Collectively, this segment's services constituted approximately 28% of the Company's total revenues in 1998, 26% in 1997 and 22% in 1996.

In addition to growth in existing clients' card accounts on file, several new card issuing clients were converted onto FDCSG's processing systems in 1998 which was the principal reason for the 18% increase in the Company's total card accounts on file. Card accounts on file at year-end 1998 (including FDCSG's card issuing business in the United Kingdom) were 212 million, compared with 180 million and 153 million, respectively, at December 31, 1997 and 1996. These amounts exclude certain card accounts for which FDCSG provides limited services.

Full-service outsourcing involves providing card issuing clients with the complete infrastructure for a credit card program including credit application services, account management and customer service. Processing services include embossing, transaction reporting, settlement and billing, and certain security and related services. The Company has the capability to provide a full array of services throughout the period of each card's use, starting from the moment a card issuing client accepts an application for a transaction card. FDCSG is able to monitor the status of the card holder's application throughout the approval process and to provide a means for "scoring" the application using criteria furnished by the client. The Company's in-house embossing facility can issue cards for new accounts and at renewal dates (established by the client) for existing card accounts. FDCSG's fraud management services monitor the unauthorized use of cards which have been reported to be lost, stolen, or which exceed credit limits. The Company's fraud detection systems help identify fraudulent transactions by monitoring each card holder's purchasing patterns and flagging unusual purchases. In addition, the Company will coordinate with the efforts of investigative and enforcement authorities (at the card issuing client's request) in preventing unauthorized card use. Billing statements are prepared and mailed directly to card holders using the Company's in-house mail facility. Examples of other service offerings include card holder database analysis, card holder behavior scoring, customized communications to card holders and proprietary oil card processing services.

Revenues for card issuing services are derived from fees payable under contracts that primarily depend on the number of accounts or transactions processed.
FDCSG provides over one hundred transaction-based services which are separately priced and negotiated with clients. Most contracts provide for the payment of minimum annual processing fees. In some instances, FDC may make an advance payment to a client upon the signing of a processing contract with the Company. FDC makes these payments to compensate new clients for dedicating the resources to change service providers or to outsource an internal service function.

Currently, FDC's operations in the United Kingdom and Australia are the Company's principal processing facilities located outside the United States.
FDC is the largest third-party provider of card processing services in the United Kingdom, with over 16 million card accounts on file at December 31, 1998. Services provided generally mirror the Company's domestic card issuing and merchant processing services provided to financial institutions. In addition, FDC operates the largest independent funds transfer network in Australia, providing funds transfer, debit card and automated teller machine services. The network extends to all of Australia's principal cities, and is used primarily by credit unions, banks and building societies. The percentages of FDC's revenues from the international service areas were 5% for 1998 and 4% for both years ended December 31, 1997 and 1996. The Company also provides third-party bankcard processing to clients in Mexico and portions of Latin America.

Merchant Processing Services

The Merchant processing services segment is comprised of First Data Merchant Services, TeleCheck, the Company's check and bankcard collections business, First Data POS and its joint venture interests in BMCF and CardService International, Inc. ("CSI"). The segment provides merchants with credit and debit card transaction processing services, including authorization, transaction capture, settlement, Internet-based transaction processing, check verification and guarantee and collection services. FDC's First Data Merchant Services ("FDMS"), together with the Company's joint venture interest in CSI, is the largest provider of merchant credit and debit card transaction processing services in the United States. Its services include authorization, transaction capture, settlement, chargeback handling, and Internet-based transaction processing. The substantial majority of these services pertain to transactions in which payment is made through MasterCard or VISA bank cards. Check guarantee services involve buying the approved check at face value from the merchant if it is subsequently dishonored, subject to a pre-established maximum. Check verification services help merchants reduce bad check write-offs and control the costs of check acceptance by providing access to payment databases and activity monitoring systems. These services allow merchants to maintain a liberal check acceptance program to increase sales and profits. TeleCheck Collections (formerly CPS) provides delinquent account processing, including pre-chargeoff collection outsourcing services. BMCF provides credit card, debit card and money transfer services to gaming establishments and their customers. The percentages of FDC's revenues from this segment's services were 27%, 27%, and 25%, respectively, during the years ended December 31, 1998, 1997 and 1996.

A key element of FDC's strategy in the merchant processing area involves joint-venture alliances with bank partners. Under this program, FDC and a bank create a joint venture into which merchant contracts are contributed. FDMS benefits by continuing to provide point-of-sale card processing for the contributed merchants and new merchants signed up by either the bank's or the venture's dedicated sales force. The bank benefits by maintaining the merchant banking relationship. Alliance partner banks provide cash clearing and settlement functions, while FDC provides card processing and certain back-office functions. Earnings from the joint venture are split according to percentage ownership of FDC and its bank partner. FDMS has contributed a significant portion of its merchant contract relationships into the bank alliances, with 13 participating banks currently in the program.

FDMS's revenues are generated from fees charged for full service merchant processing performed directly for merchants and for the alliances, and fees are based on a percentage of dollar volume processed or on a per-transaction basis. The Company provided full service domestic merchant card processing on Visa and Mastercard transaction dollar volume totaling $247 billion in 1998, compared with $216 billion in 1997, and $185 billion in 1996. Merchant transactions processed totaled 5.0 billion in 1998, compared to 4.6 billion in 1997 and 3.6 billion in 1996. Fees charged to customers for check guarantee services are generally based on the dollar volume of transactions processed, whereas verification fees are based on the number of transactions. TeleCheck also offers collection services in conjunction with its check verification services. CPS, which was formerly part of card issuer services, was combined with TeleCheck and renamed TeleCheck Collections.

The Company's primary merchant card processing centers are located in Hagerstown, Maryland; Nashville, Tennessee and Sunrise, Florida with additional volumes of merchant card transactions being processed at FDMS's card issuing processing center in Omaha, Nebraska. These centers support merchant electronic cash registers and dial up point-of-sale authorization and draft capture terminals. Virtually all of FDMS's credit card authorizations are performed electronically, with responses to customers typically in less than ten seconds. Also, voice authorization services are provided to merchants without electronic authorization capabilities and in the event that electronic authorization capabilities are interrupted. Transaction information is transmitted electronically through the MasterCard and VISA networks, and may be posted to a card holder account maintained by FDC's card issuing services area.

The Company provides its card processing services for merchant clients under agreements as an agent for sponsoring member banks in the VISA and MasterCard systems, as required by their rules. Starting in June 1993, FDMS began providing a portion of its services under an agreement as agent for and in conjunction with its subsidiary First Financial Bank ("FFB"), a special purpose credit card bank formed for the primary purpose of supporting certain of the Company's merchant credit card processing and settlement operations. In connection with the formation of a merchant processing alliance with Chase Manhattan Bank (Chase Merchant Services) in 1996, FFB's activity decreased during 1998 as the merchant contracts contributed to the alliance are transferred to Chase Merchant Services' processing system. Chase will be the primary processing agent for the clearing and settlement of credit card-based merchant transactions now handled by FFB.

In January 1998, FDC acquired the Gaming Services unit of Ceridian Corporation, and, in a simultaneous transaction, Ceridian acquired substantially all of the Company's NTS transportation services unit. This new subsidiary, named First Data Financial Services, provides a full range of funds transfer and other services to gaming establishments and their patrons. The assets of this new subsidiary were contributed to the BMCF joint venture in 1998 in which FDC holds a 58% equity interest.

All Other and Corporate

The remainder of the Company's business units are grouped in the "All Other and Corporate" category, which includes the Investor Services Group, TeleServices, Call Interactive, International Banking Technologies ("IBT"), and Corporate operations. First Data Investor Services Group ("FDISG"), based in Westborough, Massachusetts, provides a variety of back-office processing services to the mutual fund industry, including transfer agent services, fund administration and accounting services, fulfillment and proxy services, and retirement account recordkeeping and transaction services. The Company markets these services to mutual fund organizations, banks and other investment organizations desiring to outsource one or more of their back-office processing functions. The percentages of FDC's revenues from these services were 7% in 1998 and 5% in 1997.

Transfer agent revenues principally consist of annual fees paid in monthly installments based on the number of shareholder accounts. The number of mutual fund shareholder accounts serviced by FDISG totaled 26.6 million at December 31, 1998, 17.2 million at December 31, 1997, and 15.1 million at December 31, 1996. Revenues received by FDISG for fund administration and accounting services primarily consist of annual fees paid in monthly installments based on mutual fund asset levels. Mutual fund assets serviced at December 31, 1998 totaled $815 billion, compared with $572 billion and $429 billion, respectively, at December 31, 1997 and 1996. Fees for printing, mailing and proxy solicitations are charged by volume for each job, whereas retirement plan servicing fees consist of monthly billings based on contractual agreements, the number of plan participants or asset levels.

IBT is headquartered in Norcross, Georgia, and is a leader in developing in-store branch banking programs in supermarkets and other high traffic retail superstores. IBT provides a comprehensive array of services for its financial institution customers, with the objective of developing a profitable financial services outlet while achieving a value added arrangement for the retailer. IBT derives its revenues from fees earned during the design and installation phases, and also from the ongoing management of the in-store program between the financial institution and the retailer.

FDC's Call Interactive and TeleServices units are leading providers of customized 800 telephone interactive voice services that gather, process and disseminate information for client marketing needs. Revenues from these services consist of fees paid by clients which generally are based on call volume, duration and the number of transactions.

MARKETING

FDC markets its services through a variety of channels including direct solicitation and general advertising. The Company's employees are utilized in the direct solicitation of new clients and the cross-selling of additional FDC services to existing clients. Direct sales efforts by both Company employees, CSI employees and bank alliance partner employees in the merchant processing segment have been effective in signing new merchant clients in the past few years.

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

Most of the Company's business units are faced with "Y2K" remediation issues. Many computer programs were written with a two digit date field and must be Y2K compliant in order to correctly process date information on or after the Year 2000. While these issues impact all of the Company's data processing systems to some extent, they are most significant in connection with various mainframe "legacy" computer programs. Moreover, remediation efforts go beyond the Company's internal computer systems and require coordination with clients, vendors, government entities and other third parties to assure that their systems and related interfaces are compliant. Given the different computer systems operated by the Company's business units, the type and extent of the Year 2000 issues and the cost of remediation vary significantly among the Company's business units. See Year 2000 discussions in Management's Discussion and Analysis for more detail.

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

Certain activities of FDMS are subject to examination and regulation related to merchant credit card processing. In addition, FFB acts as a sponsor to and clearing bank for a portion of the Company's merchant card processing business. FFB is subject to examination and regulation by the Georgia Department of Banking and Finance ("GDB&F") and applicable federal regulatory agencies, including the Federal Deposit Insurance Corporation ("FDIC") which approved FFB's application for FDIC deposit insurance in 1993. FFB must maintain certain minimum capital ratios imposed by the GDB&F and FDIC and operates under certain activity limitations under the Federal Bank Holding Company Act, as amended. In addition, FFB and FDMS continue to be subject to rules of the VISA and MasterCard organizations, including a requirement that FFB maintain adequate capital (currently $92.3 million) based on the merchant credit card processing volume settled through FFB. Finally, each corporate entity in the chain of ownership of FFB (e.g., FDMS and FDC) is a bank holding company under Georgia law and is subject to certain examination, reporting, registration and capital requirements.

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

In the payment instruments segment, FDC's money transfer services compete with one national provider, as well as other niche providers. The Company also competes with bank wire transfer services (primarily available to commercial users). In addition, the Company faces several established competitors in providing commercial money transfer and electronic bill payment services. FDC's money order services primarily compete with postal money orders and those of one other national provider.

The Company's merchant processing services segment competes against several other national service providers and against banks that continue to provide these services to their merchant customers. FDC's check acceptance area is in competition principally with two other national companies.

FDC's card issuer services segment competes with other third-party card holder processors as well as banks that process their accounts internally. FDC's information management services areas compete with other national information database companies.

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

Bank industry consolidation impacts existing and potential clients in FDC's service areas, primarily relating to card issuing and payment instruments services. In addition, certain merchant processing alliance relationships have been impacted as a result of consolidations. Consolidation in the mutual fund industry similarly could impact the Company's investment processing services business. In the aggregate, bank and mutual fund mergers have not significantly affected the Company to date. However, FDC could lose business in connection with future client mergers if the surviving or acquiring entity utilizes in-house processing services or those of a competitor of the Company.

EMPLOYEES AND LABOR RELATIONS

At December 31, 1998, the Company employed approximately 32,000 employees, over 94 percent of who were full-time employees. About 25% of FDC's approximately 2,000 employees in the United Kingdom are members of the Banking Insurance & Finance Union. In addition, Western Union has two three-year labor contracts (expiring August 6, 2000) with the Communications Workers of America, AFL-CIO and its local 1177, representing approximately 1,100 employees. The Company's employees are not otherwise represented by any labor organization. The Company believes that its relations with its employees and the labor organizations identified above are generally good.

EXECUTIVE OFFICERS OF THE REGISTRANT

See Item 10 of this Form 10-K.

ITEM 2.  PROPERTIES

The Company leases executive office space at 5660 New Northside Drive, Atlanta, Georgia. The Company and its subsidiaries own or lease approximately 380 properties totaling approximately 8.7 million square feet which range in size from approximately 330,000 square feet to less than 200 square feet. The following table describes the principal facilities being used in connection with the Company's operations. Unless otherwise indicated by an asterisk (*), such facilities are leased.


Business Segment                    Location(s)                                 Approximate Square Footage
----------------                    -----------                                 --------------------------
Card Issuer Services                Ames, IA                                                60,000
                                    Omaha, NE (5 facilities)*                              800,000
                                    Omaha, NE (24 facilities)                            1,200,000
                                    Tulsa, OK *                                            185,000
                                    Tulsa, OK                                              178,000
                                    Chesapeake, VA                                         118,000
                                    Chandler, AZ                                            83,000
                                    Houston, TX                                             72,000
                                    Australia (5 facilities)                                33,000
                                    Basildon, England (4 facilities)*                      270,000
                                    Basildon, England (2 facilities)                        87,000
                                    Southend-on-Sea, England (3 facilities)                260,000

Merchant Processing Services        Coral Springs, FL                                      203,000
                                    Hagerstown, MD (3 facilities)                          306,000
                                    Hunt Valley, MD                                         51,000
                                    Melville, NY (2 facilities)                            191,000
                                    Houston, TX (2 facilities)                             181,000
                                    Aurora, CO                                              55,000

Payment Instruments                 Englewood, CO (5 facilities)                           592,000
                                    St. Louis Area, MO (5 facilities)                      150,000
                                    Paramus, NJ                                            132,000

All Other                           Boston / Westborough, MA                               550,000
                                    Daytona, FL                                             87,000
                                    Norcross / Kennesaw, GA (3 facilities)                 178,000
                                    Pensacola, FL                                           58,000
                                    Tucson, AZ                                              64,000
                                    Corpus Christi, TX                                      58,000

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

ITEM 3.  LEGAL PROCEEDINGS

As previously reported, on November 3, 1997, Plaintiff Raul Garcia brought a putative class action in the United States District Court for the Central District of California against, among others, Western Union Financial Services, Inc. On August 4, 1998, the court issued an order granting defendants' motion to dismiss the claims asserted by the Plaintiff in their entirety. The court granted the Plaintiff leave to amend within thirty days, but the Plaintiff did not do so. On September 14, 1998, the Plaintiff filed a new putative class action in the Superior Court of the State of California for the County of Los Angeles alleging factual allegations similar to those alleged in the original action. Plaintiff claims that Western Union charges an undisclosed "commission" when it transmits consumers' money by wire from California to Mexico, in that the exchange rate used in these transactions is less favorable than the exchange rate that Western Union receives when it trades dollars for Mexican pesos in the international money market. Plaintiff asserts that Western Union's failure to disclose this so-called "commission" in its advertising and in the transactions violates state law. Plaintiff also asserts that Western Union has discriminated against persons who use Western Union to transmit money to Mexico, in that the difference between the market exchange rate and the exchange rate used by Western Union in the Mexico transactions is greater than the difference between the market and Western Union exchange rates when transmitting funds to other countries, The Plaintiff seeks injunctive relief, imposition of a constructive trust, an accounting, restitution, compensatory and statutory damages alleged to be in excess of $500 million, statutory penalties, punitive damages, attorneys' fees, prejudgment interest, and costs of suit. Western Union has filed a demurrer to all of the claims, which is pending with the court, and intends to vigorously defend the action.

Four other actions based on similar factual allegations have been filed subsequent to the original Garcia action. Plaintiffs Rita Sandoval and Andres
                           ------
Pena, individually and on behalf of all others similarly situated, filed an original complaint on February 20, 1998, and a first amended complaint on March 3, 1998, in the District Court of Morris County, Texas, against Western Union Financial Services, Inc. (the "Sandoval action"). Plaintiffs claim that Western
                               --------
Union charges an undisclosed "commission" when it transmits consumers' money by wire from Texas to Mexico, in that the exchange rate used in these transactions is less favorable than the exchange rate that Western Union receives when it trades dollars for Mexican pesos in the international money market. Plaintiffs assert that Western Union's failure to disclose this so-called "commission" in its advertising and in the transactions violates Texas state law. Plaintiffs seek to recover the purported damage suffered by each class member. Western Union has filed a motion to transfer venue and is engaged in discovery in this action. Western Union intends to vigorously defend this action.

On April 20, 1998, Plaintiffs Luis Pelayo and Oscar Perales brought a putative class action against Western Union Financial Services, Inc. in the United States District Court for the Northern District of Illinois. This complaint makes allegations substantially similar to those made in the Sandoval action described
                                                       --------
above, except that the Plaintiffs purported to assert their action on behalf of a nationwide class of persons who sent money from the United States to Mexico through Western Union's wire transfer service. Plaintiffs seek declaratory and injunctive relief, compensatory damages, treble damages, punitive damages, attorneys' fees, prejudgment interest, and costs of suit. Western Union intends to vigorously defend this action.

On October 19, 1998, Plaintiff Jesus Villalobos, individually and behalf of all others similarly situated, brought an action against Western Union Financial Services, Inc., among others, in the District Court of Hidalgo County, Texas. Although the claims were for violations of state law for transfers to any international location, the claims were similar to the claims made in the Sandoval action described above. Plaintiff sought a declaratory, equitable, and
--------
injunctive relief, general and specific damages, punitive damages, attorney
fees, and costs of the suit.   On December 23, 1998, the Plaintiff filed a
request for nonsuit which was granted by the Court on January 6, 1999. The Court's grant of the request for nonsuit dismissed this case.

On November 17, 1998, Plaintiffs Maria Rosa Ibarra, Rosa Maria Landin and Rigoberto Estrada brought a putative class action against the Company's Orlandi Valuta subsidiary in the United States District Court for the Central District of California seeking compensatory damages, treble damages, injunctive relief, attorneys' fees, and costs of suit. Plaintiffs filed an amended complaint on January 29, 1999, naming the Company as an additional defendant. The claims are based on factual allegations similar to those made in the Sandoval action
                                                          --------
described above, except that the Plaintiffs purported to assert their action on behalf of a nationwide class of persons who sent money from the United States to Mexico through Orlandi Valuta's wire transfer service. The Company intends to vigorously defend this action.

From time to time the Company is involved in various other litigation matters arising in the ordinary course of its business, none of which management believes, either individually or in the aggregate, currently is material to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The principal market for the Company's common stock is the New York Stock Exchange ("NYSE"). The following table sets forth, for the indicated calendar periods, the reported intraday high and low sales prices of the common stock on the NYSE Composite Tape and the cash dividends per share of common stock. At March 15, 1999, the registrant had 3,720 common stockholders of record.

1998                                            High       Low       Dividend
----                                            ----       ---       --------

     First Quarter...................        $35 13/16    $25 9/16     $0.02
     Second Quarter..................         36 1/16      30 5/8      $0.02
     Third Quarter...................         34 3/4       20          $0.02
     Fourth Quarter..................         32 1/4       19 11/16    $0.02

1997
----

     First Quarter...................        $39 5/8      $32 1/4      $0.02
     Second Quarter..................         44 1/4       31 1/4      $0.02
     Third Quarter...................         46 1/8       35 9/16     $0.02
     Fourth Quarter..................         39 15/16     25          $0.02

The timing and amount of future dividends will be (i) dependent upon the company's results of operations, financial condition, cash requirements and other relevant factors, (ii) subject to the discretion of the Board of Directors of the Company, and (iii) payable only out of the Company's surplus or current net profits in accordance with the General Corporation Law of the State of Delaware.

RECENT SALES OF UNREGISTERED SECURITIES


On December 22, 1998, the Company issued a 4.875% Convertible Note Due 2005 in the amount of $50,000,000 to a customer of one of its wholly-owned subsidiaries. The note was issued in consideration of $50,000,000, which was used by the Company to repurchase shares of the Company's common stock. No underwriter or placement agent was involved in the transaction.

The note establishes two separate periods during which portions of the note may be converted into the Company's common stock. The holder may convert $16,666,667 of the note amount from December 22, 2000 until December 22, 2005. The holder also may convert $33,333,333 of the note amount prior to December 22, 2005, upon the occurrence of certain events specified in the note. Upon conversion, the applicable note amount will be converted into shares of the Company's common stock at a purchase price of $36.45 per share. The conversion price and the above dates are subject to adjustment, acceleration or extension upon the occurrence of certain events specified in the note. The issuance of the convertible note was not registered under the Act in reliance upon the exemption from registration provided by
Section 4(2) of the Act.

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

    YEAR ENDED DECEMBER 31,                         1998             1997             1996              1995            1994
    ----------------------------------------------------------------------------------------------------------------------------
    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
    INCOME STATEMENT DATA:
    ----------------------
        Revenues                                  $ 5,117.6     $    5,234.5     $    4,938.1     $    4,186.2     $   3,080.5
        Expenses                                    4,405.7(a)       4,528.1(a)       3,906.3(a)       4,018.6(a)      2,469.2
                                                -----------     ------------     ------------     ------------     -----------
        Income before income taxes                    711.9            706.4          1,031.8            167.6           611.3
        Income taxes                                  246.2            349.7            395.3            251.8           251.0
                                                -----------     ------------     ------------     ------------     -----------
        Net income (loss)                         $   465.7     $      356.7     $      636.5     $      (84.2)    $     360.3
                                                ===========     ============     ============     ============     ===========
        Depreciation and amortization             $   591.1     $      534.2     $      423.6     $      346.8     $     242.5
    PER SHARE DATA:
    ---------------
        Earnings (loss) per share - basic         $    1.05(a)  $       0.81(a)  $       1.42(a)        ($0.19)(a) $      0.87
        Earnings (loss) per share - diluted            1.04(a)          0.79(a)          1.37(a)         (0.19)(a)        0.85
        Cash dividends per share                       0.08             0.08            0.065             0.06            0.06
    BALANCE SHEET DATA (AT YEAR-END):
    ---------------------------------
        Total assets                              $16,587.0     $   15,315.2     $   14,340.1     $   12,217.8     $   8,433.1
            Settlement assets                       9,758.0          8,364.7          7,461.5          6,210.6         3,554.0
        Total liabilities                          12,831.1         11,657.9         10,630.3          9,072.7         6,032.2
            Settlement obligations                  9,617.0          8,249.8          7,389.9          6,119.4         3,564.1
            Borrowings                              1,571.7          1,750.7          1,261.4          1,127.7           572.1
            Convertible debt                            ---              ---            447.1            447.1           447.1
        Total stockholders' equity                  3,755.9          3,657.3          3,709.8          3,145.1         2,400.9
    SUMMARY OPERATING DATA:
    -----------------------
        At year-end -
        Card accounts on file (in millions)           211.9            180.4            152.9            121.4            92.2
        For the year -
            Merchant dollar volume (in billions,
             domestic only) (b)                   $   247.0     $      216.0     $      185.0     $      119.5     $      61.7
        Merchant transactions (in billions)             5.0              4.6              3.6              1.7             0.9
        Payment instrument transactions
        (in millions)                                 650.8            481.8            450.5            401.0           318.2

   (a) Includes restructuring, net business divestiture and impairment charges totaling $319.1 million pretax, ($231.5 million after tax, or $0.52 per share) for 1998 (including a provision for termination of a card processing agreement); $369.3 million ($333.9 million after tax, or $0.72 per share) for 1997; a gain, net of integration and impairment charges, on divestiture of $13.5 million ($8.3 million after tax, or $0.02 per share) for 1996; and merger, integration and impairment charges of $645.7 million ($539.9 million after tax, or $1.21 per share) for 1995.

   (b) Includes Visa and Mastercard volume only from alliances and managed accounts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Data Corporation ("FDC" or "the Company") operates in three principal business segments providing high-quality, high-volume information processing and related services to several market sectors: payment instruments, card issuer services and merchant processing services. Payment instruments includes Western Union, Integrated Payment Systems ("IPS"), and TransPoint and is the leading provider of nonbank money transfer and payment services to consumers and commercial entities, including money transfer, official check and money order. Card issuer services encompasses domestic and international card processing, bankcard customer servicing, and certain information-based services. This segment provides a comprehensive line of processing and related services to financial institutions issuing credit and debit cards and to issuers of oil and private label credit cards, including information-based products for enhanced decision making and marketing. Merchant processing services is comprised of First Data Merchant Services, TeleCheck, the Company's check and bankcard collections business, First Data POS and a joint venture interest in a gaming services business. This segment provides merchants with credit and debit card transaction processing services, including authorization, transaction capture, settlement, Internet-based transaction processing, check verification and guarantee and collection services. The remainder of the Company's business units are grouped in the "All Other and Corporate" category, which includes the Investor Services Group, TeleServices, IBT, and Corporate operations.

FDC considers acquisition opportunities as well as other forms of business combinations and divestitures. Acquisitions supplement FDC's internal efforts to access new markets and client groups, while divestitures have been completed for business units lacking sufficient financial prospects or for units not enhancing the Company's transaction processing competencies. No assurance can be given with respect to the timing, likelihood or the financial or business effect of any possible acquisition or divestiture transaction.

SIGNIFICANT DEVELOPMENTS

In 1998, the Company continued the emphasis begun in 1997 on its three principal business segments. The Company has continued this emphasis to further its strategic objective: to process every electronic payment worldwide from the point of occurrence to the point of settlement. FDC is keenly focused on improving execution of strategic plans, enhancing sales and marketing activities, identifying operational efficiencies and building on the fundamental strengths of its business.

During 1998's third quarter, the Company announced the promotion of Charles T. Fote to President and Chief Operating Officer, a new position for the Company. Mr. Fote has 25 years of experience with the Company involved in many of FDC's businesses. His promotion to President and COO is intended to provide a stronger operating focus on meeting and exceeding operating and financial goals. In addition, the Company has refocused its management in the individual business units, including strengthening financial management at the business unit level. The Company also initiated plans to merge certain critical operations functions common to several business units - specifically the Print/Mail/Plastics and Voice Center/Automatic Response Unit areas. By combining such functions, the Company expects to lower expenses and improve service quality by achieving greater production efficiencies and improving processes.

In the payment instruments segment, Western Union continues to experience strong growth. Western Union now offers money transfer services at more than 55,000 agent locations, up 27 percent from last year, in 168 countries worldwide. Development efforts continued on several new products and services, including TransPoint, the Company's Internet-based bill presentment and payment service joint venture, which is scheduled for introduction in 1999.

Card issuer services signed several significant new clients in 1998, including GE Capital, First Consumers National Bank (whose private label portfolio includes Spiegel Catalog, Eddie Bauer and Newport News), First Union, Partners First, and, shortly after year-end, the First Chicago/NBD cardholder accounts of First USA/BancOne. The Company also addressed profitability issues in the back office servicing and information management service lines of this segment. Bankcard collections activities were reorganized under new management after being transferred to the TeleCheck business unit of the merchant processing services segment, and the remaining back office servicing business showed improvement in both revenues and profits in 1998. On December 31, 1998, the Company announced the closure of Innovis, Inc., its credit bureau reporting business. This action was taken after the Company concluded that it could not achieve an acceptable return on the investment necessary to make Innovis' technology platform commercially competitive.

During the second quarter of 1998, the Company amended its agreement with HSBC Holdings, plc ("HSBC") which revised the scope of services to be provided to HSBC. As a result of this amendment and because of difficulties in the development process in Hong Kong which resulted in delays to the conversion date and, consequently, significant unanticipated costs, the Company determined that total estimated costs under the amended contract would exceed anticipated
revenues.   In September 1998, the Company announced the termination of its Hong
Kong card processing contract with HSBC.

In the merchant processing services segment, the Company focused on operational execution and expanding its e-commerce and Internet capabilities. During 1998's fourth quarter, the Company acquired an equity position in iMall, Inc., and together the companies are marketing a variety of Internet commerce services to merchants. Also, electronic check acceptance, which was introduced as a new point of sale payment method during 1998, is now in over 7,500 locations. In July 1998, a new gaming services joint venture was formed among FDC, BA Merchant Services, Inc. and USA Processing ("BMCF") into which the Company contributed the assets of First Data Financial Services ("FDFS"), a gaming services business it acquired early in 1998. With respect to its merchant alliance program, the Company added First Security Corporation to the program, and acquired the remaining 20% interest in the NationsBank alliance following NationsBank's merger with Bank of America. The Company is pursuing new business partners for the former NationsBank alliance merchant portfolio, and expects to place this portfolio with new or existing alliance partners during 1999.

During 1998's first quarter, the Company sold NTS, its transportation services unit, to Ceridian Corporation in a transaction in which it simultaneously acquired Ceridian's gaming services division (FDFS which was contributed to the BMCF joint venture during July 1998). During the second quarter, the Company completed the sale of First Image Management Company, its imaging and document management business. In October 1998, the Company sold VIPS Healthcare Information Solutions, marking the completion of FDC's exit from the health care administrative services and software business. These transactions resulted in a net pretax gain of approximately $60 million. NTS, First Image, and VIPS represented approximately 6% of FDC's revenues in 1997 and 3% in 1998.

FDC remains the market leader in its three major segments: payment instruments, card issuer services, and merchant processing services. The Company will continue to focus on these core business areas throughout 1999 and will continue to assess how best to serve its customer base. Among the actions the Company believes is necessary to continue its leadership position is a focused effort to develop new products and services and to enhance its processing platforms in response to Company growth, client requirements and changing technology. In this regard, the Company also anticipates it will need to upgrade and redevelop its business continuity plans to reflect new systems and platforms developed to support these actions. Also, the Company may take future actions to further streamline operations and reduce costs.

RESULTS OF OPERATIONS

1998 Compared with 1997

The Company derives revenues in each of its reportable segments based principally on the number of transactions processed, a percentage of dollar volume processed, or on a combination thereof. Total revenues in 1998 decreased 2% to $5.1 billion, compared with $5.2 billion in 1997. Revenue growth during the year was significantly impacted by divestitures in 1997 and 1998. The Company's internal growth rate in revenues over 1997 (excluding the effects of business acquisitions and business and merchant portfolio divestitures) was 9%.

Product sales and other revenues decreased 52% from $256.0 million in 1997 to $123.7 million in 1998. The largest component of the decrease is attributable to 1997 gains on the sales of merchant contracts and an interest in a merchant alliance, which are recorded in the merchant processing services segment. These gains amounted to approximately $43.5 million, of which $26.5 million was
recorded in the fourth quarter 1997.   Also, lesser amounts of contingent
payments from a previously-formed merchant alliance were received in 1998 than 1997. Other decreases are attributable to payments arising from the termination of certain contracts as a result of consolidation in the bankcard industry, which are recorded in the card issuer services segment. Although such termination payments were insignificant in 1998, client terminations do occur periodically, and gains related thereto in 1997 were recorded as a component of product sales and other. Revenues from product and software sales occur in all segments to varying degrees but declined in 1998 principally due to business divestitures. Revenues from in-store branch installations are recorded in the "All Other and Corporate" category and declined due to fewer installations in 1998 than 1997.

Consolidated operating expenses declined 1% (to $3.3 billion) in 1998 as compared to 1997, and consolidated selling, general and administrative expenses decreased 2% during 1998 (to $732.4 million). Company-wide cost containment and reduction initiatives and profit improvement programs largely offset the effect of increased investment spending in the payment instruments segment (principally for TransPoint) and card issuer services segment and increased Year 2000 expenses. Year 2000 expenses for 1998 were approximately $75 million compared to $32 million in 1997.

Interest expense decreased 11% from $116.5 million in 1997 to $104.1 million in 1998 due primarily to reductions in debt balances made possible by strong cash flow, proceeds from divestitures, and lower acquisition spending. Year-end 1998 borrowings were $1.57 billion as compared to $1.75 billion at year-end 1997.

FDC's full year effective tax rate for 1998 was 34.6%, a decrease of 14.9 percentage points compared to 1997. The reduction in tax rate is attributable to 1997 losses on several divestitures and impairments which were largely nondeductible for tax purposes, while fewer such items occurred in 1998. Excluding the effects of the nonrecurring charges discussed below in both years, the effective tax rate decreased 3.4 percentage points to 32.4% in 1998 compared to 35.8% in 1997. This decrease is explained by an increase in the amount of nontaxable interest generated from investments in debt instruments issued by state and local governments.

Net income of $465.7 million in 1998 increased 31% from $356.7 million in 1997. Excluding nonrecurring charges in both years, 1998's net income of $697.2 million increased approximately 1% over 1997's net income of $690.6 million, and net income margins increased to 13.6% from 13.2%. Diluted earnings per common share increased from $0.79 in 1997 to $1.04 in 1998. Excluding nonrecurring charges in both years, diluted earnings per share increased approximately 3% to $1.56 in 1998 compared with $1.51 in 1997.

Payment Instruments

Total revenues in the payment instruments segment increased 21% in 1998 to $1.7 billion compared to $1.4 billion in 1997. This revenue growth reflects continuing strong underlying volume increases, as well as the full year effect of the August 1997 Orlandi Valuta acquisition. In particular, payment instruments continues to experience strong growth in international and commercial money transfer volumes. Aggregate money transfer transactions grew 29% to 61.4 million in 1998, while total money transfer revenues increased 23% to $1.3 billion in 1998. Revenue per transaction was somewhat lower in 1998 than 1997 due to competitive pricing in certain markets and a shift in product mix toward lower average revenue commercial products. At December 31, 1998 the agent base had grown 27% (as compared to December 31, 1997) to over 55,000 agents in 168 countries.

Transaction volume other than money transfer (excluding NTS) increased 36% to
589.4 million in 1998 compared to 1997. The increase in transaction volume was offset by a 15% decrease in revenue per transaction resulting in an increase in revenues of 15% (to $393.8 million). The decline in revenue per transaction was driven primarily by the 1998 start-up of check processing which has a comparatively low per item fee.

In addition to transaction processing revenues, the payment instruments segment generates revenue from foreign currency exchange on money transfer transactions and from sharing in investment earnings on fiduciary funds. The revenues from fiduciary funds (before commissions of certain selling agents) increased from $289.4 million in 1997 to $340.5 million in 1998 ($386.8 million and $462.2 million on a pretax equivalent basis for 1997 and 1998, respectively).

Operating profits for the year grew 20%, from $422.9 million in 1997 to $506.8 million, while operating margins were essentially unchanged from the prior year at 30%. Margins improved somewhat from 1997 in the North American, international, and commercial markets due to economies of scale and cost reduction initiatives but were offset by investments in new electronic payment services, primarily TransPoint, the Internet-based bill presentment and payment joint venture with Microsoft and Citicorp.

Card Issuer Services

Total revenues in the card issuer services segment grew 6% to $1.4 billion in 1998 as compared to $1.3 billion in 1997. Processing revenues increased 9% while information management services revenues declined 8%. Growth in underlying volumes in card processing continued to be strong and 1998 saw significant increases in accounts on file. Card accounts on file as of December 31, 1998 were 211.9 million (a 17% increase from December 31, 1997) with domestic card accounts growing to 186.2 million (16% growth) and international card accounts on file growing 31% to 25.7 million largely due to the mid-year conversion of Lloyds TSB cardholder accounts in the United Kingdom card processing operation. Revenues, however, grew more slowly than accounts on file due to the large number of contract renewals at lower pricing during 1997, market pricing trends for new business and a lower ratio of active accounts on file. Consolidation among financial institutions has led to an increasingly concentrated client base, which results in a changing client mix towards larger, highly sophisticated customers. The effects on pricing, client mix and product mix of providing services to this increasingly concentrated industry may continue to cause revenues to grow more slowly than accounts on file on a percentage basis.

Revenues in information management services declined due to the effect of certain nonrecurring contracts in 1997 and the closure of a lettershop operation in 1997.

Operating profits declined 4%, from $274.9 million in 1997 to $264.1 million, and operating margins were 18% in 1998 as compared to 20% in 1997. In 1997, the favorable impact of the gains arising from contract terminations were substantially offset by charges to write-down the book value of certain intangible assets primarily in the oil card services area and to terminate a contract with a software supplier. The decline in margins is due to significant declines in profitability in the information management services area. During 1998, the Company refocused this business by taking several actions, most notably the closure of Innovis, Inc. (formerly Consumer Credit Associates, Inc.), with the expectation of returning the information business area to profitable growth in 1999. Excluding the information management business and despite pricing pressures, processing operating profits increased in 1998 due to revenue growth and aggressive cost reduction initiatives.

Merchant Processing Services

Revenues in the domestic merchant processing services segment were essentially flat at $1.4 billion in 1998 and 1997. Merchant card dollar volume grew 14% to $247 billion. Merchant card processing revenues, adjusted for the effects of portfolio sales in 1997 and the dissolution of a bank alliance, grew approximately 5% on a comparable year over year basis. Revenues continue to grow more slowly than volume due to a continuing industry-wide trend of declining prices and due to a shift in the mix of the business toward lower priced, higher volume national merchants. However, pricing trends improved somewhat during 1998, and the fourth quarter 1998 revenue growth of 8% (adjusted for the aforementioned items) was the highest growth rate of any quarter of 1998. Traditional TeleCheck revenues grew 11% for the year, while revenue from bankcard collection activities, now combined with TeleCheck, declined $26 million from the prior year as a result of exiting certain unprofitable contracts.

Operating profits declined 16% to $329.1 million in 1998 as compared to $390.0 million in 1997. Operating margins were 24% in 1998 as compared to 28% in 1997. Year to year comparisons are adversely affected by operating profits and gains on merchant portfolios sold in 1997, the 1997 gain resulting from the dissolution of a merchant alliance, 1998 losses in the bankcard collections unit that was transferred to TeleCheck, and significantly increased Year 2000 spending in 1998. Excluding the effects of these items, operating profits grew approximately 8%.

Key elements of FDC's strategy in the merchant processing services segment involve its joint venture alliances with its bank partners and internet commerce. The joint venture alliances require close relationships and cooperative efforts between the Company and its bank partners, and could be affected by further consolidation among financial institutions. Internet commerce, while accounting for a very small portion of the segment's transactions currently, is growing rapidly. However, internet commerce is still evolving industry-wide, and its ultimate impact on merchant processors and acquirers is uncertain.

All Other and Corporate

Service revenues from all other continuing operations increased 10% in 1998 (to $585.4 million) compared to 1997. This increase is driven primarily by a 23% increase in revenues in the Investor Services Group due to the addition of several new contracts and acquisitions completed in 1998. In addition, Call Interactive revenue grew 16% due to strong growth in recurring business offset by a 13% decline in revenues at TeleServices due to the transition of a portion of MCI business from outsourcing to in-house. In-store bank branch installations declined from the prior year, resulting in a revenue decline for IBT.

Operating profits declined somewhat in 1998, from $146.1 million to $143.8 million. Operating profits increased in the investment processing services area due to strong revenue growth and cost reduction efforts, while they declined at IBT due to fewer branch installations.

Divestitures, Restructuring, Impairment, and Provision for Loss on Contract

During the first quarter of 1998, the Company acquired Ceridian Corporation's Gaming Services division (renamed FDFS) and simultaneously sold to Ceridian its NTS transportation services unit resulting in a pretax gain of $28.5 million. In the third quarter, the Company contributed the assets of FDFS to the BMCF gaming services joint venture. No gain or loss was recorded on this transaction.

During the second quarter of 1998, the Company amended its agreement with HSBC Holdings, plc ("HSBC") which revised the scope of services to be provided to HSBC. As a result of this amendment and because of difficulties in the development process in Hong Kong, which resulted in delays to the conversion date and, consequently, significant unanticipated costs, the Company determined that total estimated costs under the amended contract would exceed anticipated revenues. Accordingly, a provision of $125.2 million was recorded in the second quarter for these estimated net losses (reported on the "Provision for loss on contract" line in the Consolidated Statements of Income). In September 1998, the Company announced the termination of its Hong Kong card processing contract with HSBC. The loss contract provision will be fully utilized for costs associated with the contract termination. Such costs include the write-off of $72.5 million of intangible assets as of June 30, 1998, $14.5 million of costs incurred from June 30, 1998 to contract termination date in fulfillment of contractual obligations, $5.3 million of fixed asset write-offs, $8.9 million of wind down costs and $24 million designated for an Australian card processing contract. The $8.9 million of wind down costs include $5.9 million of salary and facility costs during the wind down period and $3.0 million of other exit type costs such as severance and lease exit costs. The termination of the HSBC contract resulted in an Australian card processing contract becoming a loss contract due to the Australian card processing contract now bearing the full cost of operating the Asian processing platform rather than sharing such costs with HSBC. The remaining HSBC provision covering the Australian loss contract, severance, lease and other commitments totaled $19.1 million at year-end 1998.

Also in the second quarter of 1998, the Company determined that approximately $38.5 million of platform development costs related to the HSBC project and other potential non-U.S. clients may not be recoverable in the near to medium term, and thus were written off (reported on the "Restructuring, business divestitures and impairment, net" line in the Consolidated Statements of Income). Recoverability became unlikely with the loss of the HSBC contract profitability and the diminished prospects for previously anticipated new non-U.S. clients.

During the fourth quarter of 1998 the Company recorded a $146.4 million charge to shut down Innovis, Inc. (formerly Consumer Credit Associates, Inc.), the Company's consumer credit reporting business (reported on the "Restructuring, business divestitures and impairment, net" line in the Consolidated Statements of Income). The decision to close Innovis was made in the fourth quarter after in-depth study resulted in the conclusion that the effort required to make the Innovis platform commercially competitive would not provide an adequate return on the Company's investment. All operations ceased on December 31, 1998 except for limited activities to fulfill contractual commitments. Shutdown activities, which include the anticipated selling of tangible and intangible assets, are planned to be completed by March 31, 1999. The charge includes writing off intangible assets of $133.1 million, fixed assets of $3.8 million, and accrued exit costs of $9.5 million. The accrued exit costs include severance for all 145 Innovis employees at a cost of $5.7 million and various other expenses such as facility lease costs (net of expected sublease revenue), obligations to fulfill vendor agreements or termination penalties and other shutdown activities. The Company terminated 81 of the 145 employees on December 31, 1998 and the remaining employees will be terminated over the first three months of 1999. There were no cash expenditures in 1998 related to this accrual. It is possible that the Company will be able to negotiate a transaction with a third party that will result in the Company receiving proceeds and tax benefits greater than have been anticipated to date. No assurances can be given that such a transaction will take place.

In addition to the above, the Company recorded 1998 restructuring charges of $35.7 million; $19.0 million related to merchant processing services, $10.7 million related to card issuer services and $6.0 million related to Corporate. The charges included a provision of $20.0 million for severance related to 810 employees, a provision of $9.7 million for facility closure and related costs and $6.0 million for settlement of a legal matter associated with the merger with FFMC. Through December 31, 1998, 609 employees have been terminated, the remaining severance accrual is $7.2 million and the other accrual balances are $7.3 million. It is anticipated that these restructuring actions will result in 1999 cost savings of $31.0 million. The Company also recorded 1998 impairment charges of $33.4 million of which $23.4 million related to software in the card issuer services segment and the remaining $10.0 million related primarily to merchant processing services and included assets that were impaired as a result of facility closures and terminated conversion efforts. Of the card issuer services software, $15.1 million related to the U$AVE product offering and was deemed impaired due to a change in strategic direction by certain of the Company's customers. Although the Company continues to offer the product to its customers, it currently does not expect cash flows from the product to be sufficient to recover the investment in the near to medium term. The remaining $8.3 million software impairment charge related to the abandonment of certain development efforts where the commercial viability of the planned product or service offering became doubtful. These charges were partially offset by gains of $31.6 million primarily related to the divestitures of First Image and VIPS.

The total of all the 1998 restructuring, impairment, and loss contract charges was $319.1 million pretax and $231.5 million after tax, or $0.52 per share.

RESULTS OF OPERATIONS
1997 Compared with 1996

Consolidated revenues in 1997 increased 6% to $5.2 billion compared with $4.9 billion in 1996. The Company's internal growth rate in revenues over 1996 (excluding the effects of acquisitions, divestitures and the planned divestiture of First Image) was 16%. Growth in existing businesses, principally due to the addition of new clients along with strong underlying volume increases from existing clients, accounted for a substantial majority of the revenue increase. The Company's performance reflected, in particular, strong growth in the card issuer services and payment instruments segments, while growth in the merchant processing services segment slowed from historical levels.

Consolidated expenses (excluding restructuring, divestiture, and impairment amounts discussed below) increased 6%, at generally the same rate as the increase in revenues. Operating expenses increased by 7%, while selling, general and administrative expenses grew at a lesser rate of 3%. Accordingly, income before income taxes (excluding the effects of restructuring, divestitures, and impairment charges of $369.3 million in 1997 and a net gain of $13.5 million in
1996) increased 6% to $1,075.7 million in 1997 compared to $1,018.3 million in 1996. The Company's pretax margins excluding restructuring, divestiture and impairment amounts for both 1997 and 1996 were 20.6%.

FDC's effective income tax rate of 35.8% in 1997 decreased from 38.3% in 1996 (excluding the impact of nonrecurring items in both years) due to increased nontaxable interest income on settlement assets in 1997 as a result of the conversion of American Express Travel Related Services payment products to the Company's own payment products.

Net income of $356.7 million in 1997 decreased from $636.5 million in 1996. Excluding restructuring, divestiture and impairment amounts in both years, 1997's net income of $690.6 million increased approximately 10% over 1996's net income of $628.2 million and net income margins increased to 13.2% from 12.7%. Diluted earnings per common share (again excluding restructuring, divestiture, and impairment amounts in both years) increased approximately 12% to $1.51 in 1997 compared with $1.35 per common share in 1996.

Payment Instruments

Total revenues in the payment instruments segment increased 23% to $1.4 billion in 1997 compared to $1.1 billion in 1996. This increase is attributable to strong transaction volume growth and the August 1997 acquisition of Orlandi Valuta in Mexico. Aggregate money transfer transactions increased 36% to 47.8 million in 1997 compared to 1996. In addition, the payment instruments agent base at December 31, 1997 had grown 24% (to 44,000) compared to December 31, 1996. Operating profits grew approximately 32% to $422.9 million, reflecting strong internal growth, the Orlandi Valuta acquisition, and lower selling and marketing costs due to the MoneyGram divestiture in December 1996.

Card Issuer Services

Revenues in the card issuer services segment increased 26% to $1.3 billion in 1997 compared to $1.1 billion in 1996. The overall revenue growth was principally driven by 20% growth in domestic card accounts on file to 160.8 million in 1997 and several acquisitions in the information services area in 1997 and 1996. Domestic card accounts on file grew primarily due to the conversion of new accounts of several large clients including BancOne, Marine Midland, National City and Chase debit. Revenues in 1997 also were favorably affected by payments arising from the termination of certain contracts as a result of consolidation in the bankcard industry. Although there were no such termination payments in 1996, client terminations do occur periodically and gains related thereto in 1997 were recorded as revenues. Operating profits grew approximately 21% to $274.9 million from 1996. Operating profits were negatively impacted by significant contract repricing covering over 40% of the client base, higher Year 2000 spending, and higher administrative costs associated with managing the international business. These increased costs were offset by the growth in revenue from higher accounts on file, acquisitions and cost reduction initiatives. In addition, the favorable 1997 impact of the contract termination gains was largely offset by charges to write-down the book value of certain intangible assets primarily in the oil card services area and to terminate a contract with a software supplier.

Merchant Processing Services

Merchant processing services revenues grew 14% to $1.4 billion in 1997 compared to $1.2 billion in 1996. This growth was driven by a 17% increase in merchant card volume and a 19% increase in check guarantee and verification dollar volume. Dollar volume growth was somewhat offset by a decline in revenue per transaction due to the continuing industry-wide trend of declining prices and to a shift in the mix of business toward lower priced, higher volume, national merchants. Operating profits grew 11% to $390.0 million from 1996. Both revenues and operating profits were favorably impacted by 1997 gains of $43.5 million from the sale of merchant contracts and the dissolution of an alliance.

All Other and Corporate

At $534 million, revenues from all other continuing operations declined slightly as compared to 1996's revenues of $538 million. However, operating profits increased from $137.6 million in 1996 to $146.1 million in 1997.

Divestitures, Restructuring and Impairment

The 1997 restructuring, divestitures and impairment charge totaled $369.3 million and includes $49.9 million of restructuring charges, the loss on the FIRST HEALTH Strategies and FIRST HEALTH Services divestitures of $93.8 million, the loss on Nationwide divestiture of $51.0 million and impairment charges relating to other health care administrative services businesses of $118.4 million and to First Image of $106.7 million. These charges were slightly offset by a $50.5 million gain on the sale of GENEX. Because much of the losses on business divestitures and related impairment charges are nondeductible for income tax purposes, the tax benefit on these items was only $35.4 million. The net impact of these items on after tax income was $333.9 million ($0.72 per share).

The $49.9 million restructuring charge included $23.9 million for card issuer services, $9.5 million for corporate and other, $8.1 million for merchant processing services, $5.4 million for divested businesses and $3.0 million for payment instruments. The charge included $30.0 million for severance related costs for 2,100 employees, $6.5 million for facility closure costs and $13.4 million of other exit costs, which consisted primarily of indemnification relating to a previously sold product line ($4.0 million), contract termination costs ($2.0 million) and obsolete inventory costs ($2.1 million). There were $3.3 million of accruals remaining at December 31, 1998.

Results for 1996 included a net gain of $13.5 million from restructuring, divestiture and impairment items. The net gain was the result of a $46.0 million gain on the divestiture of MoneyGram offset by $22.3 million of restructuring costs including $10.8 million of severance costs related to approximately 700 employees and $11.5 million of other integration costs. These restructuring actions represent a continuation of integration activities associated with the October 1995 merger with FFMC. In addition to the $22.3 million restructuring charge, the Company recorded a $10.2 million asset impairment charge which related, in part, to these integration activities, as well as abandoned product development and client conversion efforts. The total charge of $32.5 million included $18.5 million related to merchant processing services, $4.4 million related to card issuer services, $5.6 million related to corporate and other and the remaining $4.0 million related to divested businesses. There are no remaining accruals for these restructuring activities at December 31, 1998.

ECONOMIC FLUCTUATIONS

Although FDC cannot precisely determine the impact of inflation on its operations, the Company does not believe that it has been significantly affected by inflation. For the most part, the Company has looked to operating efficiencies from scale and technology, as well as decreases in technology and communication costs to offset increased costs of employee compensation and other operating expenses. In addition, a portion of FDC's service revenues are based on a percentage of dollar volume processed, partially insulating operating margins on these services from the effects of inflation.

The FDC business is somewhat insulated from economic fluctuations due to recurring service revenues from long-term relationships, and the fact that the Company's services often result in cost savings for its customers. Portions of the Company's business are seasonal. FDC's revenues and earnings are favorably affected by increased card and check volume during the holiday shopping period in the fourth quarter and, to a lesser extent, during the back-to-school buying period in the third quarter. Higher money transfer volume during the summer months in FDC's payment instruments area also affects revenues and earnings.

FORWARD-LOOKING STATEMENT

The Company has a long-term objective to achieve internally-driven growth in revenues, net income and earnings per share of 13% - 16% per year, compounded. In addition, acquisitions are an important part of the Company's strategy. The Company expects acquisitions to add several percentage points to its compounded growth rate over time, although such additional growth may not come equally in each year. First Data expects 1999 earnings per share to be in the range of $1.68 - $1.76.

All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties which could cause actual events or results to differ materially from those projected. Important factors upon which the Company's forward-looking statements are premised include: (a) continued growth at rates approximating recent levels for card-based payment transactions, consumer money transfer transactions and other product markets; (b) successful implementation of the Company's Year 2000 remediation plans substantially as scheduled and budgeted; (c) successful conversions under service contracts with major clients; (d) timely, successful and cost effective implementation of processing systems to provide new products, improved functionality and increased efficiencies; (e) maintenance of appropriate business continuity plans for the Company's processing systems based on the needs and risks relative to each such system; (f) successful launch of new payment product initiatives including those related to electronic bill presentment and payment, card-based money transfer products and retail foreign exchange services; (g) successful implementation of a strategy to improve operating results in the information management service lines of the Company;
(h) absence of consolidation among client financial institutions or other client groups which has a significant impact on FDC client relationships and no material loss of business resulting from significant customers of the Company involved in announced mergers; (i) achieving planned revenue growth throughout the Company, including in the merchant alliance program which requires a cooperative effort between the Company and its merchant alliance partners, and successful management of pricing pressures through cost efficiencies and other cost management initiatives; (j) anticipation of and response to technological changes, particularly with respect to e-commerce; (k) no imposition of a Value Added Tax on third-party credit card processing services by the European Community ("EC"), which could put credit card processing outsourcers at a competitive disadvantage to in-house solutions in the EC; (l) no unanticipated changes in laws, regulations, credit card association rules or other industry standards affecting FDC's businesses which require significant product redevelopment efforts, reduce the market for or value of its products, or render products obsolete; (m) continuation of the existing interest rate environment, avoiding increases in agent fees related to the Company's consumer money transfer products and the Company's short-term borrowing costs (see discussion of market risk in ITEM 7a); (n) absence of significant changes in foreign exchange spreads on retail money transfer transactions, particularly between the United States and Mexico, without a corresponding increase in volume or consumer fees; (o) no unanticipated developments relating to previously disclosed lawsuits against Western Union alleging, inter-alia violation of consumer protection laws in connection with advertising the cost of money transfers to Mexico; and (p) successfully managing the potential both for patent protection and patent liability in the context of rapidly developing legal framework for expansive software patent protection.

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

CAPITAL RESOURCES AND LIQUIDITY

FDC continues to generate significant cash flow from operating activities, aggregating $1.3 billion in 1998, as compared to $1.2 billion in 1997. This cash flow in 1998 was produced primarily from net income of $465.7 million, depreciation and amortization of $591.1 million, and noncash charges totaling $320.0 million (primarily the impairment and restructuring charges, loss contract provision and net loss on divestitures of business units), offset somewhat by an increase in working capital. FDC utilized this cash flow to reinvest in its existing businesses, to fund treasury stock purchases and to contribute to the financing of acquisitions.

FDC reinvests cash in its existing businesses primarily to expand its processing capabilities through property and equipment additions and to establish customer processing relationships through initial contract payments and costs for conversion and systems development. Capitalized amounts for these cash outlays totaled $649.8 million in 1998 compared with $616.9 million in 1997.

Overall, FDC's operating cash flow for 1998 exceeded nonacquisition investing activities by $604.4 million as compared to $519.6 million in 1997. Additionally, the Company received cash of $150.0 million in the second quarter from the First Image divestiture and $48.0 million in the fourth quarter from the VIPS divestiture. These cash sources contributed to funds utilized for acquisitions and other capital expenditures and treasury stock purchases.

Cash outlays for acquisitions in 1998 totaled $94.2 million (as compared to $366.8 million in 1997), the largest component of which was a $50.5 million payment to purchase FDFS. The Company also paid $107.7 million relating to businesses previously acquired including $93.2 million relating primarily to certain of its alliance programs with bank clients in merchant processing.

The Company's financing activities include net borrowings, proceeds from stock option exercises, share repurchases under the Board authorized program described below and for purposes of meeting employee benefit programs and dividend payments. Net cash used in financing activities was $551.5 million compared to $428.5 million in 1997.

In December 1998, the Company issued a $100 million Medium-Term note and a $50 million convertible note. The proceeds of the Medium-Term note were used to refinance shorter-term debt with debt at longer maturities to take advantage of attractive market interest rates. Additionally, the Company made treasury stock purchases of $419.4 million including purchases under the stock buy-back program discussed below. Proceeds of $50 million from the convertible note and from stock option exercises totaling $83.6 million partially offset these outlays. The Company also continued its practice of paying quarterly cash dividends, resulting in $35.7 million of cash payments for the year to the Company's common stockholders.

In September 1998, the Company announced that its Board of Directors had authorized management to purchase up to $500 million of its outstanding common stock. In December 1998, the Board increased the total authorization to $550 million in conjunction with the issuance of the convertible note. Through December 31, 1998 approximately 10 million shares had been repurchased for approximately $257 million under this program.

During 1997, the Company made treasury stock purchases of $1.0 billion primarily related to conversion of the senior convertible debentures. These repurchases were largely funded by cash generated from operating activities, proceeds from options exercises, and the issuance of a $125 million Medium-Term note in June 1997.

The Company has two outstanding shelf registration facilities, one providing for the issuance of debt and equity securities under which $525 million remains available and the other providing for the issuance of approximately 10 million shares of the Company's common stock in connection with certain types of acquisitions.

As an integral part of FDC information processing services for payment transactions, FDC receives funds from instruments sold in advance of settlement with payment recipients. These funds (referred to as "settlement assets" on FDC's Consolidated Balance Sheets) are not utilized to support the Company's operations. However, the Company does have the opportunity to earn income from investing a portion of these funds. The Company maintains a portion of its settlement assets in highly liquid investments (classified as cash equivalents within settlement assets) to fund settlement obligations.

Included in cash and cash equivalents on the Consolidated Balance Sheets at December 31, 1998 is $92.3 million related to required investments of cash in connection with the Company's merchant card settlement operation; the remainder is available for general corporate purposes. Also, FDC has available borrowing capacity of $1.1 billion at December 31, 1998 under the Company's commercial paper program and uncommitted bank credit lines.

The Company believes that its current level of cash and financing capability, along with future cash flows from operations are sufficient to meet the needs of its existing businesses. However, the Company may from time to time seek longer-term financing to support additional cash needs or reduce its short-term borrowings.

YEAR 2000

The Company's business units provide information/transaction processing and related services through computer systems running proprietary and third-party software. While several units began Year 2000 ("Y2K") readiness efforts prior to 1997, in June of 1997 the Company created a Year 2000 Task Force (the "Task Force") to coordinate, monitor and assist the units in their Y2K efforts. The Task Force developed a common planning process with specific planning phases and timeline goals and monitors the progress of each unit toward those goals. The Task Force regularly reports to executive management and the Board of Directors. In addition, in August 1997, the Audit Committee of the Board of Directors engaged the Gartner Group to provide independent analysis and assessment of the Company's Y2K efforts.

The Year 2000 Task Force is led on a day to day basis by the Company's Y2K champion. The Company's Y2K champion has recently accepted a senior management position outside of the Company and he anticipates leaving the Company in the second quarter of 1999. The Company has identified an executive with 27 years of experience in the credit card business as the new Y2K champion. He began his duties in January 1999, thereby providing for a several month transition period working cooperatively with the outgoing Y2K champion. A plan to transition the Y2K duties to the incoming champion has been implemented and will be completed by April 1999.

Safe Harbor for Year 2000 Forward-Looking Statements. All forward-looking statements regarding Y2K readiness, including estimates, forecasts and expectations, are inherently uncertain as they are based on various expectations and assumptions concerning future events and are subject to numerous risks and uncertainties which could cause actual events or results to differ materially from those projected. Important factors upon which the Company's Y2K forward-looking statements are premised include: (a) retention of employees and contractors working on Y2K projects; (b) customers' remediation of their internal systems to be Y2K ready and their cooperation in timely testing; (c) no material disruption of telecommunication, data transmission networks, payment networks, government services, utilities or other infrastructure services and no unexpected failure of third-party products; (d) no unexpected failures by third-parties providing services to the Company; (e) no undiscovered sabotage of systems or program code affecting the Company's systems; (f) no undiscovered material flaws in the Company's test processes; and (g) no unexpected difficulties in the transition of duties to the Company's new Y2K executive champion. The Company undertakes no obligation to update forward-looking statements.

State of Readiness. The Company's Y2K preparedness efforts are differentiated between information technology ("IT") systems and non-IT systems. Non-IT systems are embedded systems that support facilities infrastructures, such as microcontrollers in lighting, heating/ventilation/air conditioning, security, elevator, fire, uninterrupted power supply, and other infrastructure systems. All units are upgrading their facilities and have identified facilities champions who are reviewing these non-IT systems that could affect the work environment. The upgrade of non-IT systems for 94 of 111 mission critical buildings has been completed. The upgrade for other mission critical and non-mission critical buildings is expected to be completed by the second quarter of 1999.

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

     Phase 2- Code Renovation/Operating System Upgrade. Complete code renovation and regression testing so systems can process both current and future-dated data.

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

     Phase 5- Production Implementation. Transition hardware, system /operating software, application software and business processes into a production/live environment. Phase 5 to be completed by June 30, 1999. While management anticipates that most mission-critical software will be in production by December 31, 1998, the June 30, 1999 date allows for changes responsive to test results from Phases 3 and 4.

The following Status Chart identifies the status of each phase of the Company's Y2K plan for the mission-critical systems of the following material business units as of February 28, 1999. Mission-critical systems are those directly serving clients or clients' customers, and having a material impact on client service in a normative mode of operation if not working properly. Status is indicated as the approximate percentage of work completed for each phase as of February 28, 1999. Various business units have planned completion dates for certain phases prior to the specified target dates. Management believes that its Y2K effort is on schedule overall and that its mission-critical systems will be Y2K ready in a timely manner.

Business Unit                            Phase 1              Phase 2             Phase 3             Phase 4            Phase 5
-------------                          -------------      ---------------      --------------      -------------     ---------------
  Target Completion Date
    For each phase                        12/31/97            12/31/98             3/31/99             6/30/99           6/30/99

Card Issuer Units
  First Data Resources                      100%                 99%                 95%                25%                  90%
  First Data Australia                      100%                100%                 99%                20%                  99%
  First Data Resources Limited              100%                100%                 65%                35%                  80%
  First Data Oil Services                   100%                100%                 85%                80%                  99%
  First Data Solutions                      100%                100%                 99%                55%                  99%
  Hogan Information Services                100%                100%                100%                75%                  99%
Merchant Processing Units
  First Data Merchant Services*             100%                100%                 99%                25%                  99%
  BMCF Gaming joint venture                 100%                100%                100%                45%                  45%
  First Data POS (MicroBilt)                100%                100%                100%               100%                 100%
  TeleCheck                                 100%                100%                 99%                10%                  98%
Payment Instruments Units
  Western Union                             100%                100%                100%                70%                  95%
  Orlandi Valuta                            100%                100%                100%               100%                 100%
  Integrated Payment Systems                100%                100%                 70%                20%                  99%
  CashTax                                   100%                 99%                 50%                50%                  99%
Other
  Call Interactive                          100%                100%                100%               100%                 100%
  Investor Services Group                   100%                100%                100%                30%                  99%
  TeleServices                              100%                100%                100%                90%                  99%

     * The First Data Merchant Services business unit is converting one of its merchant capture systems (the "Nashville" system), representing approximately 9.2% of daily merchant authorization volume of FDMS, to a new Y2K compliant system (the "FDMS6000" system). Notwithstanding the Company's intention to convert from the Nashville system in accordance with its conversion plan, the Company has initiated remediation of this system as a contingency measure. Because of the anticipated conversion, progress on remediation of the Nashville system is not reflected in the Status Chart but the status of both the conversion and the remediation efforts are described below. The conversion from the Nashville system to the FDMS6000 system started in January 1999. The conversion involves three phases. The first phase involves the conversion of file delivery process from the Nashville system to the FDMS6000 system. This phase was completed in February. The second phase involves the conversion of bank and processor back-office processing functions to the FDMS6000 system. Clients began converting to the FDMS6000 system in February, and the certification process is ongoing. The anticipated completion date for phase 2 is in June. The final phase involves the conversion of merchants to the FDMS6000 system. Beta tests for merchant conversions and related certification procedures are in progress. It is anticipated that the merchant conversions will be completed in the third quarter. The remediation effort is proceeding on a parallel schedule. Code remediation of the Nashville system is expected to be completed by the end of April. Testing is expected to be completed by the end of July, and implementation of the Y2K compliant Nashville system is expected to be completed by the end of August.

As indicated in the Status Chart, some of our business units are reporting exceptions to the above FDC completion dates. These exceptions are being monitored closely, and management believes they will not affect the company's overall Y2K readiness.

Material Relationships. The Company's material third-party relationships include: (i) providers of hardware/software products, (ii) service/network/gateway providers, and (iii) clients. The Company's remediation plan addresses third party readiness by requiring an inventory of client and vendor issues, identifying required changes, and testing with material third parties. The Company also is monitoring the Y2K disclosures made in public filings by approximately 150 material third parties. The status of assessment and testing with respect to third-party risks is reflected in the Status Chart. Coordination with third parties regarding Y2K issues will continue to the Year 2000 and beyond and the Company is working with material third parties to minimize service interruptions that could occur in connection with the Year 2000. Notwithstanding these efforts, unexpected third-party failures could occur and, despite testing procedures, erroneous or corrupted data received from third parties could impact internal systems and cause material service disruptions.

Third-party relationships currently believed to be most material to the Company are described below. (i) Clients- The Company does not control clients' remediation efforts or timely testing on the Company's systems. However, many of the Company's largest clients are financial institutions subject to supervision and regulation by banking regulatory agencies or the Securities and Exchange Commission. These regulated entities are subject to Y2K compliance requirements and supervisory examinations focusing on Y2K readiness. (ii) Telecommunications-The Company has contracts for telecommunication services with AT&T, MCI and Sprint in the U.S. and is reliant on regional bell operating companies and other local service providers. Several of the Company's businesses are similarly reliant upon telecommunication providers in foreign countries. Telecommunication services are critical to all of the Company's businesses. Two of the three U.S. based long-distance carriers used by the Company have provided contractual agreements that they will be Y2K ready in a timely manner. We are in routine communication with the major telephone companies and will be participating in various Y2K testing programs in the first half of 1999. (iii) Postal Service-The Company is one of the largest first-class mailers using the U.S. Postal Service. Postal services are critical to many of the Company's businesses. By law, no alternative for first-class mail service is available. The Postal Service has provided assurances that it will be Y2K ready in a timely manner.
(iv) Electronic Money Transfer Networks- Most of the Company's businesses require settlement of financial transactions through various electronic networks, primarily the Federal Reserve Board's Fedwire (R) Funds Transfer System ("FedWire"), the Automated Clearing House ("ACH"), the Bank Automated Clearing Services in the U.K. and other similar settlement networks. The Federal Reserve has provided assurances regarding their readiness and the Company is engaged in Y2K testing for ACH transfers. FedWires are initiated and are being tested by Financial Institutions. (v) Association Networks and Similar Proprietary Third-Party Networks- Several of the Company's business units provide services related to credit and debit card transactions which occur over the VISA (R), MasterCard (R), Discover (R), American Express (R) and EuroPay networks, regional Automated Teller Machine networks, and various other proprietary third-party networks in the United States and abroad. MasterCard and VISA have established testing schedules and the Company is participating in testing with both networks. (vi) Utilities- All businesses are reliant upon utilities for electricity, gas, water, and sewers. The Company's readiness plan requires business units to work with utility providers to confirm Y2K readiness and to coordinate contingency plans in case of unanticipated events. The Company's major data centers have power generation systems to provide electrical backup for reasonable periods of time based on accepted business practices for the relevant business unit. In addition, each of our data centers are exploring keeping additional fuel reserves on site. (vii) Internal Revenue Service-CashTax processes EFTPS transactions for the IRS. CashTax is subject to oversight by the IRS, the Treasury Department and the Inspector General, each of which regularly reviews its systems and operations and all of which have performed specific Y2K inspections. CashTax has tested its systems with the IRS using future-dated test data. (viii) EDS- Electronic Data Systems provides data center services for Western Union including application development and maintenance. In addition, EDS provides debit gateway services to First Data Resources. (ix) Internet- Numerous of the Company's businesses offer Internet-based products and services. Moreover, an increasing amount of corporate communication occurs over the Internet. The Internet is reliant upon telecommunication and data transmission services and, therefore, it is subject to the telecommunication risks noted above. The decentralized nature of the Internet makes it difficult to obtain assurances concerning Y2K compliance. (x) SIAC- Investor Services Group has a relationship with the Securities Industry Automation Corporation ("SIAC") which provides clearing services for mutual fund trading. Any failure in Y2K readiness on the part of the SIAC could have a material impact upon the revenue of ISG which would not be able to process all transactions manually. SIAC is testing its systems for Y2K readiness and ISG is approximately 50% complete in the testing with an expected completion date by the end of April 1999. (xi) Credit Bureaus-Several of the Company's business units and most of the Company's financial institution clients use the services of one of the three national credit reporting bureaus. Failure of credit bureau services for an extended period of time could adversely affect the Company's ability to deliver certain services to clients.

Year 2000 Risks. Management believes that the most likely Y2K risks relate to third parties with which it has material relationships. A failure or disruption of (i) the Company's mission-critical computer systems caused by third-party hardware/software, (ii) third-party service/network/gateway providers, or (iii) significant clients for an extended period, could adversely affect the financial condition and results of operations of the Company. Moreover, while management believes that its internal "State of Readiness" as reflected in the Status Chart indicates that the Company's mission-critical systems will be Y2K ready in a timely manner, failure to achieve timely remediation of business units' computer systems that process client information and transactions would have a material adverse effect on the Company's business, operations and financial results. However, based on currently available information, while management anticipates there could be isolated and intermittent disruptions of various services and interfaces at its businesses, there is no expectation of extensive or protracted systemic failures that would have a material adverse effect on the financial condition or results of operations of the Company.

Contingency Plans. Each business unit is developing its own contingency plans pursuant to Task Force guidelines. There are two types of plans. All of the Company's major business units have hardware/software contingency plans in case a supplier of hardware/software products or internally developed systems used in a business does not have a Y2K ready version in time for implementation and testing. A second type of contingency plan focuses on business contingency plans to support the date change event. Although each business unit has its own unique business plan, the plans generally call for obtaining goods and services from alternative sources, utilizing alternative methods to perform functions, and acquiring additional reserves of goods, such as fuel for power generation at the Company's major data centers. In addition, the Company's units have developed preliminary staffing support plans to ensure that appropriate on-site staff are in place to implement any contingency plan and address any issues that may arise. It is expected that these plans will be revised throughout 1999, as the Company completes testing with clients and gains a better understanding of external third party risks.

Regulatory Supervision; Independent Validation/Verification. Certain FDC business units are subject to regulatory oversight and examination with detailed Y2K requirements and examination processes as described below. (i) FFIEC- The First Data Resources, First Data Merchant Services and Investor Services Group units are examined regularly by the Federal Financial Institutions Examination Council. These examinations occur as part of the FFIEC's Multiregional Data Processing Servicer ("MDPS") program. Recently, the FFIEC has begun including a special focus on Y2K issues in these general MDPS examinations. In addition to the general MDPS examinations, the federal banking agencies are conducting separate supervisory reviews of Y2K planning and conversion efforts by financial institutions, data processing service providers and third-party software vendors to financial institutions. FDR, FDMS and ISG have been reviewed by the FFIEC under these procedures and these reviews will continue on a quarterly basis. The FFIEC publishes a summary of its results to the financial institution clients of the business units; however, the Company is prohibited by law from disclosing the reports, or any conclusions, findings or ratings contained in such reports.
(ii) IRS/Treasury/Inspector General- The Company's Electronic Funds Tax Processing Services ("EFTPS") business (part of the CashTax unit) is subject to oversight and inspection by the IRS, the Treasury Department and the Inspector General each of which has performed specific Y2K inspections regarding the EFTPS business. (iii) SEC- Certain corporate entities in the Company's Investor Services Group business are subject to regulation by the Securities and Exchange Commission as a Transfer Agent and/or as a Broker-Dealer. ISG is filing routine status reports with the SEC regarding Y2K compliance.

The Audit Committee of the Board of Directors engaged the Gartner Group to (i) provide an independent analysis of the Company's Y2K preparedness and the adequacy of its project plans, including project organization, tools, methodology, implementation strategies and test plan/environment; (ii) examine the

Y2K project progress of each unit; and (iii) regularly report its findings to executive management and the Board of Directors. The Gartner Group reviews, among numerous other criteria, whether adequate resources and funding are committed to the readiness plan and whether the Company has mitigated the risk of revenue-interrupting failures in their IT systems. Management believes the Gartner Group's independent evaluations of the Company's Y2K readiness are consistent with the Status Chart and management's belief that mission-critical systems will be Y2K ready in a timely manner.

Costs to Address the Company's Year 2000 Issues. Through December 31, 1998, the Company has spent in aggregate approximately $108 million in connection with preparing for the Year 2000, of which approximately $75 million was spent in 1998. Of the 1998 spending, approximately 85% has been spent on software remediation and testing and approximately 15% has been spent to replace systems and equipment and to add testing capacity. The Company anticipates that Y2K expenditures for 1999 will be approximately $80-$95 million, most of which is budgeted to support client testing. The Y2K expenses were approximately 9% of the IT budget for 1998 and are anticipated to be approximately 10% of the 1999 IT budget. To date, the Company has financed its Y2K expenses from cash flow and expects to continue to do so.

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

EURO CURRENCY CONVERSION DISCLOSURE

The Company's First Data Resources Limited ("FDRL") and Western Union business units provide services in the European Community.

Over 90% of FDRL's business relates to credit card issuer and merchant processing of transactions that occur in the United Kingdom. The United Kingdom is not a "participating country" with respect to the January 1, 1999 "Euro" currency conversion and it currently is not known when or if the United Kingdom will elect to convert to the Euro. Nonetheless, FDRL's merchant processing and card issuer systems are now capable of processing Euro-denominated transactions, and the latter has been doing so successfully since January 1, 1999. FDRL also expects to complete its facility to convert pre-existing accounts designated in the currency of one of the participating countries into Euro denominated accounts within the next few months. FDRL's costs in connection with the Euro conversion are not expected to be material. FDRL does not believe that the conversion will have a competitive impact on its business, though over the long-term the conversion may present opportunities for FDRL to enter new markets.

Western Union made minor system modifications to accommodate the Euro conversion. The cost of those modifications was not material. While Western Union may experience a decrease in foreign exchange revenue from money transfers between countries participating in the Euro conversion, the Company does not expect that any such impact will be material. Western Union does not anticipate any competitive impact resulting from the Euro conversion.

NEW ACCOUNTING PRONOUNCEMENTS

In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The SOP is effective for the Company beginning on January 1, 1999. The SOP will require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The Company does not expect the impact of the SOP on the Company's future earnings and financial position to be material.

In April 1998, the AICPA issued SOP 98-5, "Reporting the Costs of Start-up Activities". The SOP is effective beginning on January 1, 1999, and requires that start-up costs be expensed as incurred. The Company does not expect the impact of the SOP on the Company's future earnings and financial position to be material.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities at fair value. It is effective for financial statements for fiscal years beginning after June 15, 1999. The Company is evaluating the impact of SFAS 133 on the Company's future earnings and financial position, but does not expect it to be material.

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

The Company has hedged a portion of this risk through the use of interest rate swap agreements which transform the variable rate commission payments to a fixed rate and through the purchase of interest rate cap agreements which effectively limit the commission payments to selling agents.

The Company's interest sensitive liabilities are its debt instruments consisting of commercial paper, fixed rate medium-term notes, and long-term debt securities.

A 10% proportionate increase in interest rates in 1999, as compared to the average level of interest rates in 1998, would result in a decrease to pretax income of approximately $10.5 million. Of this decrease $8.0 million takes into consideration expected investment positions, commissions paid to selling agents, growth in new business, and the effects of interest rate cap and swap agreements. The remaining $2.5 million decrease is caused by the Company's short-term variable rate commercial paper. Conversely, a corresponding decrease in interest rates would result in a comparable improvement to pretax earnings.

A 10% proportionate increase in interest rates in 1998, as compared to the average level of interest rates in 1997, would have resulted in a decrease to pretax income of approximately $10.0 million. Of this decrease $8.0 million takes into consideration expected investment positions, commissions paid to selling agents, growth in new business and the effects of interest rate cap and swap agreements. The remaining $2.0 million decrease is primarily caused by variable rate commercial paper. Conversely, a corresponding decrease in interest rates would result in a comparable improvement to pretax earnings.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information regarding the executive officers and directors of the Company:

         NAME                                         AGE                     POSITION
         ----                                         ---                     --------
Henry C. Duques.................................      55     Chairman of the Board and Chief Executive Officer
Eula Adams......................................      49     Executive Vice President
Lee Adrean......................................      47     Executive Vice President and Chief Financial Officer
David P. Bailis.................................      43     Executive Vice President
Charles T. Fote.................................      50     President and Chief Operating Officer
Robert J. Levenson..............................      57     Executive Vice President and Director
Michael T. Whealy...............................      46     Executive Vice President and Chief Administrative Officer
Ben Burdetsky...................................      70     Director
Courtney F. Jones...............................      59     Director
James D. Robinson III...........................      63     Director
Charles T. Russell..............................      69     Director
Bernard L. Schwartz.............................      73     Director
Joan E. Spero...................................      54     Director
Garen K. Staglin................................      54     Director

The Board of Directors of the Company is divided into three classes serving staggered three-year terms. The terms of office of Mr. Robinson, Mr. Schwartz and Mr. Staglin expire in 1999. The terms of office of Mr. Jones, Mr. Levenson and Mr. Russell will expire in 2000, and the terms of office of Mr. Burdetsky, Mr. Duques and Ms. Spero will expire in 2001. Officers of the Company serve at the discretion of the Board of Directors. Mr. Duques, Mr. Jones, and Mr. Robinson (Chairman) serve on the Executive Committee of the Board of Directors. Mr. Burdetsky, Mr. Jones (Chairman) and Mr. Staglin serve on the Audit Committee of the Board of Directors. Mr. Burdetsky, Mr. Schwartz, Mr. Russell and Mr. Staglin (Chairman) serve on the Compensation and Benefits Committee of the Board of Directors (the "Compensation Committee").

HENRY C. DUQUES has served as Chairman of the Board and Chief Executive Officer since April 1989. He joined American Express in September 1987 as President and Chief Executive Officer of the Data Based Services Group of American Express Travel Related Services Company, Inc. ("TRS"), the predecessor of the Company, and served in that capacity until April 1989. Mr. Duques was Group President Financial Services and a member of the Board of Directors of Automatic Data Processing, Inc. ("ADP") from 1984 to 1987. Mr. Duques is a director of theglobe.com and Unisys Corporation.

CHARLES T. FOTE has been President and Chief Operating Officer of the Company since September 1998. He served as Executive Vice President of the Company from its initial public offering in April 1992 until September 1998. He was a Director of the Company from the time of its formation in April 1989 as a subsidiary of American Express Company until its initial public offering. Mr. Fote also served as President of Integrated Payment Systems ("IPS") from December 1989 through December 1991. From 1985 until 1989, he was Executive Vice President of the Payment Products division of TRS, the predecessor of IPS.

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

DAVID P. BAILIS has been an Executive Vice President of the Company since September 1996. From July 1992 until March 1998 he served as General Counsel of the Company. He joined the Company in June 1989 and advised the Health Systems Group and First Data business units on legal matters prior to his promotion to General Counsel. From January 1988, until joining the Company, Mr. Bailis was a partner at the law firm of Peper, Martin, Jensen, Maichel and Hetlage in St. Louis.

ROBERT J. LEVENSON has been a Director of the Company since April 1992 and he joined the Company as an Executive Vice President in July 1993. He formerly served as Senior Executive Vice President, Chief Operating Officer, and Member of the Office of the President of Medco Containment Services, Inc., a provider of managed care prescription benefits. Mr. Levenson was a Director of Medco Containment Services, Inc. from October 1990 until December 1992. From 1985 until October 1990, Mr. Levenson was Group President and Director of ADP. Mr. Levenson is a director of Vestcom International, Inc., Superior Telecom, Inc. and Emisphere Technologies, Inc.

MICHAEL T. WHEALY was promoted in March 1998 to Executive Vice President and General Counsel of the Company and to Chief Administrative Officer in September 1998. He joined the Company in April 1991 as Counsel of the WATS Marketing and TeleServices business units. Mr. Whealy served as General Counsel for First Data Resources Inc. from April 1992 until his promotion to General Counsel of Card Services Group in 1994 where he served in that capacity until March 1998.

EULA L. ADAMS was promoted to Executive Vice President of the Company in September 1998. He joined the Company in 1991 and has led operations in numerous business units including Western Union, TeleServices and First Data Merchant Services. Prior to joining the Company, Mr. Adams was a partner with Deloitte & Touche.

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

COURTNEY F. JONES has been a Director of the Company since April 1992. He is Managing Director in charge of the New World Banking Group of Bankers Trust. Mr. Jones has been a director of RSP Manufacturing Corporation since March 1998, Outsourcing Solutions, Inc. since April 1998, and Medical Manager Corporation since April 1997. He was a Managing Director in Merrill Lynch's Investment Banking Division from July 1989 to December 1990. Prior thereto, he served as Chief Financial Officer, Executive Vice President and a member of the Board of Directors for Merrill Lynch & Co. Inc. from October 1985. From February 1982 to September 1985, Mr. Jones served as Treasurer and Secretary of the Finance Committee of the Board of Directors of General Motors Corporation. He also was formerly a Director of General Motors Acceptance Corporation and General Motors Insurance Company.

JAMES D. ROBINSON III has been a Director of the Company since April 1992. He is the Chairman and Chief Executive Officer of RRE Investors, LLC, a private information technology venture investment firm, and Chairman of Violy, Byorum & Partners Holdings, LLC. Mr. Robinson is Senior Advisor to Salomon Smith Barney, Inc. Mr. Robinson is a Director of Bristol-Myers Squibb Company, The Coca-Cola Company, Cambridge Technology Partners and Concur Technologies Inc. Mr. Robinson is a member of the Business Council and the Council on Foreign Relations. He is Honorary Co-Chairman of Memorial Sloan-Kettering Cancer Center, an Honorary Trustee of the Brookings Institution and Chairman Emeritus of the World Travel and Tourism Council.

CHARLES T. RUSSELL has been a Director of the Company since May 1994. He served as President and Chief Executive Officer of Visa International from 1984 to January 1994. Mr. Russell joined Visa in 1971. He serves on the Board of Visitors at the University of Pittsburgh's Joseph M. Katz School of Business. Mr. Russell also is a Director of CyberCash, Inc. and InfiStar Corporation (formerly Card Issuer Program Management Corporation), which provides management services to credit card issuers.

BERNARD L. SCHWARTZ has been a Director of the Company since April 1992. He is Chairman of the Board of Directors and Chief Executive Officer of Loral Space & Communications Ltd., a high-technology company concentrating on satellite manufacturing and satellite-based services. He served as Chairman of the Board of Directors and Chief Executive Officer of Loral Corporation, a manufacturer of components for information systems, from 1972 to 1996. Mr. Schwartz is Chairman of the Board of Directors and Chief Executive Officer of both Globalstar Telecommunications Limited, which is developing a world-wide, low-earth-orbit satellite-based digital telecommunications service and K&F Industries Inc., a world-wide supplier of aircraft braking systems. He also is Chairman of Space Systems/Loral, a manufacturer of telecommunications and environmental satellites. In addition, Mr. Schwartz is a Director of Reliance Group Holdings, Inc., a trustee of Mount Sinai-New York University Medical Center, and a trustee of Thirteen/WNET.

JOAN E. SPERO has been a Director of the Company since March 1998. She has been President of the Doris Duke Charitable Foundation since 1997. Ms. Spero was Undersecretary of State for Economic, Business and Agricultural Affairs from 1993 to 1997. From 1981 to 1993, Ms. Spero held several offices with American Express Company, the last being Executive Vice President, Corporate Affairs and Communications. Prior to that Ms. Spero was Ambassador to the United Nations for Economic and Social Affairs from 1980 to 1981 and she was an Assistant Professor at Columbia University from 1973 to 1979. She is a member of the Board of Trustees of the Brookings Institution, the Wisconsin Alumni Research Foundation and Columbia University. She serves as a Director/Trustee of certain Scudder Kemper Funds. Ms. Spero was a member of the Board of Directors of Hercules Incorporated from 1985 to 1993 and acted as Chair of the Audit and Compensation Committees for periods of 1988 to 1993.

GAREN K. STAGLIN has been a Director of the Company since April 1992. He has served as the Chairman of the Board of Directors of Safelite Glass Corporation, a manufacturer and retailer of auto glass, since August 1991 and he was the Chief Executive Officer of Safelite Glass Corporation from August 1991 until April 1997. From April 1980 until August 1991 Mr. Staglin served as the Corporate Vice President and General Manager of ADP's Automotive Services Group. He serves as a Director of Quick Response Services, Inc., CyberCash, Inc. and Specialized Bicycle Corp. Mr. Staglin is a member of the Advisory Council of the Stanford Graduate School of Business.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own more than ten percent of the Company's Common Stock ("Section 16 Persons") to file reports of ownership and changes in ownership in the Company's Common Stock with the Securities and Exchange Commission and the New York Stock Exchange. Based on the Company's records and other information, the Company believes that all Section 16(a) filing requirements for the Section 16 Persons have been complied with during or with respect to the fiscal year ended December 31, 1998.

ITEM 11.  EXECUTIVE COMPENSATION

See the Proxy Statement for the Company's 1999 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See the Proxy Statement for the Company's 1999 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See the Proxy Statement for the Company's 1999 Annual Meeting of Stockholders, which information is incorporated herein by reference.

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

      1        Financial Statements
               --------------------

               See Index to Financial Statements on page F-1

      2        Financial Statement Schedules
               -----------------------------

               See Index to Financial Statements on page F-1

      3 The following exhibits are filed as part of this Annual Report or, where indicated, were heretofore filed and are hereby incorporated by reference:

EXHIBIT NO.    DESCRIPTION
-----------    -----------

    3(i) Registrant's Restated Certificate of Incorporation, as amended to date (incorporated by reference to Exhibit 3 of the registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995) .

    3(ii) Registrant's By-Laws, as amended to date (incorporated by reference to Exhibit 3 of the registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998).

    4.1 The instruments defining the rights of holders of long-term debt securities of the registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The registrant hereby agrees to furnish copies of these instruments to the SEC upon request.

    10.1 364 Day Credit Agreement, dated as of April 1, 1997, among the registrant, The Chase Manhattan Bank, as administrative agent, and the Banks, Swing-Line Banks and Other Financial Institutions Parties Thereto (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997).

    10.2 Revolving Credit Agreement, dated as of April 1, 1997, among the registrant, The Chase Manhattan Bank, as administrative agent, and the Banks, Swing-Line Banks and Other Financial Institutions Parties Thereto (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997).

    10.3/(1)/  First Data Corporation Salary Deferral Plan (incorporated by reference to Exhibit 10.9 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1997).

    10.4/(1)/  Amended form of First Data Corporation 1993 Director's Stock
               Option Plan

                    (incorporated by reference to Exhibit 10.2 of the registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996).

     10.5/(1)/      Form of First Data Corporation 1992 Long-Term Incentive
                    Plan, as amended (incorporated by reference to Exhibit A of the registrant's Proxy Statement for the May 13, 1998 Annual
                    Meeting).

     10.6/(1)/      1992 Long-Term Incentive Plan Performance Grant Agreement
                    dated January 1, 1993 between the Registrant and Henry C.
                    Duques (incorporated by reference to Exhibit 10.16 to the Company's registration statement on Form S-1 (File No. 33-
                    59440)).

     10.7/(1)/      Amended form of Performance Grant Agreement under the 1992
                    Long-Term Incentive Plan for the period beginning January 1,
                    1994 (incorporated by reference to Exhibit 10.5 of the registrant's Annual Report on Form 10-K for the year ended
                    December 31, 1995).

     10.8/(1)/      Form of Performance Grant Agreement under the 1992 Long-Term
                    Incentive Plan for the period beginning January 1, 1995
                    (incorporated by reference to Exhibit 10.6 of the registrant's Annual Report on Form 10-K for the year ended
                    December 31, 1995).

     10.9/(1)/      Form of Performance Grant Agreement under the 1992 Long-Term
                    Incentive Plan for the period beginning January 1, 1996
                    (incorporated by reference to Exhibit 10.7 of the registrant's Annual Report on Form 10-K for the year ended
                    December 31, 1995).

     10.10/(1)/     Form of Performance Grant Agreement under the 1992 Long-Term
                    Incentive Plan for the period beginning January 1, 1997
                    (incorporated by reference to Exhibit 10.3 of the registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997).

     10.11/(1)/     Form of Performance Grant Agreement under the 1992 Long-Term
                    Incentive Plan for the period beginning January 1, 1998
                    (incorporated by reference to Exhibit 10.7 of the registrant's Annual Report on Form 10-K for the year ended
                    December 31, 1997).

     10.12/(1)/(2)/ Form of Performance Grant Agreement under the 1992 Long-Term
                    Incentive Plan for the period beginning January 1, 1999.

     12/(2)/        Computation in Support of Ratio of Earnings to Fixed
                    Charges.

     21/(2)/        Subsidiaries of the registrant.

     23.1/(2)/      Consent of Ernst & Young LLP.

     27.1/(2)/      Financial Data Schedule.

(b) Reports filed on Form 8-K during the fourth quarter of fiscal 1998:
          None.

     /(1)/ Constitutes a management contract or compensatory plan, contract or arrangement described under Item 601 (b)(10)(iii)(A) of Regulation S-K.

     /(2)/  Filed herewith.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                            FIRST DATA CORPORATION
                            (Registrant)

                         By    /s/ HENRY C. DUQUES
                           ------------------------------
                           Henry C. Duques
                           Chairman of the Board
                           Chief Executive Officer
                           March 24, 1999

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name                                                        Title                             Date
----                                                       -------                            ----

  /s/ HENRY C. DUQUES                              Chairman of the Board and                  March 24, 1999
-----------------------------------
  Henry C. Duques                                  Chief Executive Officer

  /s/ LEE ADREAN                                   Executive Vice President and               March 24, 1999
-----------------------------------
  Lee Adrean                                       Chief Financial Officer
    (Principal Financial Officer)

 /s/ J. ALLEN BERRYMAN                             Vice President and Corporate
-----------------------------------
  J. Allen Berryman                                Controller                                 March 24, 1999
                                                   (Principal Accounting Officer)

/s/ BEN BURDETSKY                                  Director                                   March 24, 1999
-----------------------------------
  Ben Burdetsky

  /s/ COURTNEY F. JONES                            Director                                   March 24, 1999
-----------------------------------
  Courtney F. Jones

  /s/ ROBERT J. LEVENSON                           Director                                   March 24, 1999
-----------------------------------
  Robert J. Levenson

  /s/ JAMES D. ROBINSON III                        Director                                   March 24, 1999
-----------------------------------
  James D. Robinson III

/s/ CHARLES T. RUSSELL                             Director                                   March 24, 1999
----------------------
  Charles T. Russell

  /s/ BERNARD L. SCHWARTZ                          Director                                   March 24, 1999
-----------------------------------
  Bernard L. Schwartz

   /s/ JOAN E. SPERO                               Director                                   March 24, 1999
-----------------------------------
  Joan E. Spero

  /s/ GAREN K. STAGLIN                             Director                                   March 24, 1999
-----------------------------------
  Garen K. Staglin

                     [This Page Intentionally Left Blank]

                            FIRST DATA CORPORATION

                         INDEX TO FINANCIAL STATEMENTS
                   COVERED BY REPORT OF INDEPENDENT AUDITORS

                                 (ITEM 14(A))

                                                                                        PAGE
                                                                                        ----
First Data Corporation and Subsidiaries:

  Consolidated Financial Statements:

Report of Ernst & Young LLP Independent Auditors                                        F-2


     Consolidated Statements of Income for the Years ended December 31,
     1998, 1997 and 1996.....................................................           F-3

     Consolidated Balance Sheets at December 31, 1998 and 1997...............           F-4

     Consolidated Statements of Cash Flows for the Years ended December 31,
     1998, 1997 and 1996.....................................................           F-5

     Consolidated Statements of Stockholders' Equity for the Years ended
     December 31, 1998, 1997 and 1996........................................           F-6

     Notes to Consolidated Financial Statements..............................           F-7

Schedule:

     Schedule II--Valuation and Qualifying Accounts..........................          F-30

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

               REPORT OF ERNST & YOUNG LLP INDEPENDENT AUDITORS


The Stockholders and Board of Directors of First Data Corporation

We have audited the accompanying consolidated balance sheets of First Data Corporation as of December 31, 1998 and 1997 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Data Corporation at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                          Ernst & Young LLP

Atlanta, Georgia
January 28, 1999

                            FIRST DATA CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME

YEAR ENDED DECEMBER 31,                                                        1998                  1997                1996
------------------------------------------------------------------------------------------------------------------------------------
(In millions, except per share amounts)
REVENUES
Service revenues
Product sales and other                                                      $  4,993.9          $   4,978.5         $  4,757.4
                                                                                  123.7                256.0              180.7
                                                                           ----------------------------------------------------
                                                                                5,117.6              5,234.5            4,938.1
EXPENSES                                                                   ----------------------------------------------------
Operating
Selling, general and administrative                                             3,250.1              3,296.4            3,084.8
Provision for loss on contract                                                    732.4                745.9              724.7
Restructuring, business divestitures                                              125.2                 ----               ----
  and impairment, net
Interest                                                                          193.9                369.3              (13.5)
                                                                                  104.1                116.5              110.3
                                                                           ----------------------------------------------------
                                                                                4,405.7              4,528.1            3,906.3
Income before income taxes                                                 ----------------------------------------------------
Income taxes                                                                      711.9                706.4            1,031.8
                                                                                  246.2                349.7              395.3
Net income                                                                 ----------------------------------------------------
                                                                             $    465.7          $     356.7         $    636.5
Earnings  per share - basic                                                ====================================================
Earnings per share - diluted                                                 $     1.05          $      0.81         $     1.42
                                                                             $     1.04          $      0.79         $     1.37
                                                                           ====================================================

See notes to consolidated financial statements.

                            FIRST DATA CORPORATION
                          CONSOLIDATED BALANCE SHEETS

December 31,                                                                                       1998                    1997
------------------------------------------------------------------------------------------------------------------------------------
(in millions)
ASSETS
Cash and cash equivalents                                                                      $   459.5              $   410.5
Settlement assets                                                                                9,758.0                8,364.7
Accounts receivable, net of allowance for doubtful accounts of
         $27.9 (1998) and $29.1 (1997)                                                             940.1                  984.2
Property and equipment, net                                                                        781.0                  774.9
Goodwill, less accumulated amortization of $542.7  (1998) and $470.1 (1997)                      2,885.4                3,101.6
Other intangibles, less accumulated amortization of
          $548.5 (1998) and $420.7 (1997)                                                        1,107.9                1,100.5
Other assets                                                                                       655.1                  578.8
                                                                                      ------------------      -----------------
                                                                                               $16,587.0              $15,315.2
                                                                                      ==================      =================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
          Settlement obligations                                                               $ 9,617.0              $ 8,249.8
          Accounts payable and other liabilities                                                 1,642.4                1,657.4
          Borrowings                                                                             1,571.7                1,750.7
                                                                                      ------------------      -----------------
          Total Liabilities                                                                     12,831.1               11,657.9
                                                                                      ------------------      -----------------

Commitments and Contingencies
Stockholders' Equity:
          Common Stock, $.01 par value; authorized 600.0 shares,
              Issued 448.9 shares (1998) and 448.9 shares (1997)                                     4.5                    4.5
          Additional paid-in capital                                                             2,143.2                2,132.9
                                                                                      ------------------      -----------------
          Paid-in capital                                                                        2,147.7                2,137.4
          Retained earnings                                                                      1,893.9                1,509.9
          Accumulated other comprehensive income                                                    54.1                   65.8
          Less treasury stock at cost, 13.4 shares (1998)
              and 2.0 shares (1997)                                                               (339.8)                 (55.8)
                                                                                      ------------------      -----------------
                   Total Stockholders' Equity                                                    3,755.9                3,657.3
                                                                                      ------------------      -----------------
                                                                                               $16,587.0              $15,315.2
                                                                                      ==================      =================

See notes to consolidated financial statements.

                            FIRST DATA CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


  Year Ended December 31,                                                            1998          1997          1996
------------------------------------------------------------------------------------------------------------------------
  (In millions)
Cash and cash equivalents at January 1                                              $  410.6     $   271.7     $   231.0
                                                                                 -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                         465.7         356.7         636.5
    Adjustments to reconcile to net cash provided by operating activities:
       Depreciation and amortization                                                   591.1         534.2         423.6
       Noncash portion of provision for loss on contract, restructuring, loss (gain)
         on business divestitures and impairment, net                                  303.0         332.9         (26.5)
       Other noncash items                                                              17.0           8.3           4.7
       Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
         Accounts receivable                                                          (112.7)       (111.2)       (183.2)
         Other assets                                                                   23.9        (109.4)        (17.0)
         Accounts payable and other liabilities                                        (45.4)         (5.2)          4.9
         Income tax accounts                                                            26.3         165.2         210.8
                                                                                 -----------   -----------   -----------
           Net cash provided by operating activities                                 1,268.9       1,171.5       1,053.8
                                                                                 -----------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Current year acquisitions, net of cash acquired                                    (94.2)       (366.8)       (495.5)
    Payments related to other businesses previously acquired                          (107.7)        (91.2)        (69.7)
    Proceeds from dispositions, net of expenses paid                                   198.0         505.7         211.9
    Additions to property and equipment, net                                          (325.9)       (297.3)       (392.6)
    Payments to secure customer service contracts, including outlays
       for conversion, and capitalized systems development costs                      (323.9)       (319.6)       (278.2)
    Other investing activities                                                         (14.7)        (35.0)          ---
                                                                                 -----------   -----------   -----------
           Net cash used in investing activities                                      (668.4)       (604.2)     (1,024.1)
                                                                                 -----------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Short-term borrowings, net                                                        (174.0)        140.4        (213.4)
    Issuance of long-term debt                                                         148.9         371.6         348.4
    Principal payments on long-term debt                                              (154.9)        (37.0)        (20.4)
    Proceeds from issuance of common stock                                              83.6         149.0         177.5
    Purchase of treasury shares                                                       (419.4)     (1,017.0)       (254.9)
    Cash dividends                                                                     (35.7)        (35.5)        (26.2)
                                                                                 -----------   -----------   -----------
           Net cash (used for)  provided by financing activities                      (551.5)       (428.5)         11.0
                                                                                 -----------   -----------   -----------
Change in cash and cash equivalents                                                     49.0         138.8          40.7
                                                                                 -----------   -----------   -----------
Cash and cash equivalents at December 31                                            $  459.5     $   410.5     $   271.7
                                                                                 ===========   ===========   ===========

See notes to consolidated financial statements.

                            FIRST DATA CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                                              ACCUMULATED
                                                                                                 OTHER
                                                             COMPREHENSIVE      RETAINED      COMPREHENSIVE     COMMON    PAID-IN
 (In millions)                                    TOTAL         INCOME          EARNINGS         INCOME         SHARES    CAPITAL
-----------------------------------------------------------------------------------------------------------------------------------
 Balance, December 31, 1995                    $ 3,145.1                         $1,146.5        $  18.7        448.0     $2,025.5
 Comprehensive income
    Net income                                     636.5         $  636.5           636.5
    Other comprehensive income:
        Unrealized losses on securities            (13.7)           (13.7)
        Foreign currency translation
        adjustment                                  16.6             16.6
        Minimum pension liability
        adjustment                                   4.7              4.7
                                                            -------------
    Other comprehensive income                                        7.6                            7.6
                                                            -------------
 Comprehensive income                                            $  644.1
                                                            =============
 Purchase of treasury shares                      (254.9)
 Stock issued for:
        Acquisitions, including additional
        consideration                               20.1                                                          0.9
        Compensation and benefit plans             173.3                           (139.7)                                    74.6
        Convertible debentures                       6.7                             (3.5)
 Other transactions and adjustments                  4.5                                                                       6.2
 Cash dividends declared ($0.065 per share)        (29.1)                           (29.1)
-----------------------------------------------------------------------------------------------------------------------------------
 Balance, December 31, 1996                      3,709.8                          1,610.7           26.3        448.9      2,106.3
 Comprehensive income
    Net income                                     356.7         $  356.7           356.7
    Other comprehensive income:
        Unrealized gains on securities              25.8             25.8
        Foreign currency translation
        adjustment                                  (1.4)            (1.4)
        Minimum pension liability
        adjustment                                  15.1             15.1
                                                            -------------
    Other comprehensive income                                       39.5                           39.5
                                                            -------------
 Comprehensive income                                            $  396.2
                                                            =============
Purchase of treasury shares                     (1,017.0)                           (34.6)
 Stock issued for:
        Acquisitions, including additional
        consideration                               10.2
        Compensation and benefit plans             149.0                            (79.3)                                    31.4
        Convertible debentures                     444.8                           (308.2)
 Other transactions and adjustments                 (0.2)                             0.1                                     (0.3)
 Cash dividends declared ($0.08 per share)         (35.5)                           (35.5)
-----------------------------------------------------------------------------------------------------------------------------------
 Balance, December 31, 1997                      3,657.3                          1,509.9           65.8        448.9      2,137.4
 Comprehensive income
    Net income                                     465.7         $  465.7           465.7
    Other comprehensive income:
        Unrealized gains on securities              35.6             35.6
        Foreign currency translation
        Adjustment                                   1.0              1.0
        Minimum pension liability
        adjustment                                 (48.3)           (48.3)
                                                            -------------
    Other comprehensive income                                      (11.7)                         (11.7)
                                                            -------------
 Comprehensive income                                            $  454.0
                                                            =============
 Purchase of treasury shares                      (419.4)
 Stock issued for:
        Acquisitions, including additional
        consideration                                6.2                              0.1
        Compensation and benefit plans              91.8                            (45.1)                                     7.6
 Other transactions and adjustments                  1.7                             (1.0)                                     2.7
 Cash dividends declared ($0.08 per share)         (35.7)                           (35.7)
-----------------------------------------------------------------------------------------------------------------------------------
 Balance, December 31, 1998                    $ 3,755.9                         $1,893.9        $  54.1        448.9     $2,147.7
===================================================================================================================================

                                                                TREASURY STOCK
                                                                --------------
                                                               SHARES       COST
---------------------------------------------------------------------------------------
 Balance, December 31, 1995                                      (1.4)      $  (45.6)
 Comprehensive income
    Net Income
    Other comprehensive income:
        Unrealized losses on securities
        Foreign currency translation
        adjustment
        Minimum pension liability
        adjustment

    Other comprehensive income

 Comprehensive income

 Purchase of treasury shares                                     (6.7)        (254.9)
 Stock issued for:
        Acquisitions, including additional
        consideration                                             0.5           20.1
        Compensation and benefit plans                            6.5          238.4
        Convertible debentures                                    0.2           10.2
 Other transactions and adjustments                                             (1.7)
 Cash dividends declared ($0.065 per share)
---------------------------------------------------------------------------------------
 Balance, December 31, 1996                                      (0.9)         (33.5)
 Comprehensive income
    Net income
    Other comprehensive income:
        Unrealized gains on securities
        Foreign currency translation
        adjustment
        Minimum pension liability
        adjustment

    Other comprehensive income

 Comprehensive income

Purchase of treasury shares                                     (27.0)        (982.4)
 Stock issued for:
        Acquisitions, including additional
        consideration                                             0.3           10.2
        Compensation and benefit plans                            5.2          196.9
        Convertible debentures                                   20.4          753.0
 Other transactions and adjustments
 Cash dividends declared ($0.08 per share)
---------------------------------------------------------------------------------------
 Balance, December 31, 1997                                      (2.0)         (55.8)
 Comprehensive income
    Net income
    Other comprehensive income:
        Unrealized gains on securities
        Foreign currency translation
        Adjustment
        Minimum pension liability
        adjustment
    Other comprehensive income

 Comprehensive income

 Purchase of treasury shares                                    (15.4)        (419.4)
 Stock issued for:
        Acquisitions, including additional
        consideration                                             0.2            6.1
        Compensation and benefit plans                            3.8          129.3
 Other transactions and adjustments
 Cash dividends declared ($0.08 per share)
---------------------------------------------------------------------------------------
 Balance, December 31, 1998                                     (13.4)      $ (339.8)
=======================================================================================

See notes to consolidated financial statement

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

The presentation of service revenues and product sales and other revenues separates recurring transaction and related service processing revenues from all other revenues. The Company's service revenues are principally based on the number of accounts or transactions processed, a percentage of dollar volume processed, or a combination thereof. Service revenues also include investment earnings (primarily on certain settlement assets related to payment instruments) and FDC's equity in earnings of unconsolidated affiliated companies. Product sales and other includes sales of the Company's products (which are generally ancillary to service revenues), software, and other items which recur but which fluctuate as to amount and timing. This category also includes nonrecurring gains.

Business Description

FDC provides a variety of transaction processing services and money transfer and payment services to financial institutions, commercial establishments and consumers. The Company classifies its operations into three reportable segments: payment instruments, card issuer services, and merchant processing services (see
Note 14).

FDC operations in the United States provide the vast majority of the Company's transaction processing services, including the processing for almost all of the money transfers and credit card transactions that are ultimately settled outside of the U.S. Currently, FDC's processing centers in the United Kingdom and Australia are the only foreign operations of any significance. These units, collectively, accounted for 5% of FDC's total revenues for all periods presented and a comparable portion of FDC's assets and earnings (prior to the charges discussed in Note 2).

Cash and Cash Equivalents

Highly liquid investments (other than those included in settlement assets) with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents, and are stated at cost, which approximates market value. Cash equivalents at December 31, 1998 and 1997 include $92.3 and $85.3 million, respectively, of required investments in connection with FDC's merchant card settlement operation.

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

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Off-Balance Sheet Financial Instruments

FDC, through the use of interest rate swap and cap agreements, hedges certain exposures to changes in variable rates that impact commissions paid to certain of its payment instruments selling agents (see Note 6). The interest rate indices specified by the agreements have been and are expected to be highly correlated with the commission rates paid to these selling agents. Interest rate swap agreements involve the receipt of floating rate payments in exchange for fixed rate payments over the life of the agreement. The differential to be paid or received is accrued as rates change and is recognized as an adjustment of agent commission expense. Costs of variable rate cap agreements, which are included in other assets, are amortized as an adjustment to agent commissions over the lives of the agreements, and amounts due FDC under these agreements are recognized as an adjustment of agent commissions as earned. The fair value of these agreements and changes to their fair value resulting from changes in market interest rates are not recognized in the financial statements.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation or amortization which is computed using the straight-line method over the lesser of the estimated useful life of the related assets (generally three to 10 years for equipment, furniture and leasehold improvements, and 30 years for buildings) or the lease term. Amounts charged to expense for the depreciation and amortization of property and equipment were $266.7 million in 1998, $236.7 million in 1997 and $185.0 million in 1996.

Goodwill and Other Intangibles

Goodwill represents the excess of purchase price over tangible and other intangible assets acquired less liabilities assumed arising from business combinations and is being amortized on a straight-line basis over estimated useful lives ranging from 20 to 40 years. Goodwill amortization expense totaled $105.9 million in 1998, $109.7 million in 1997, and $110.6 million in 1996.
Other intangible assets consist primarily of contract costs (rights to provide processing services to customers, acquired directly or through acquisitions) and capitalized conversion costs (systems and programming and other related costs to convert new client accounts to FDC processing systems). Other intangible assets also include capitalized systems development costs (costs to create new platforms for certain of the Company's information processing services) of $102.0 million at December 31, 1998 and $135.4 million at December 31, 1997. Other intangibles further include, to a lesser extent, databases, copyrights, patents, software and noncompete agreements acquired in business combinations. Client contracts for which costs are capitalized generally provide for the payment by the client of minimum annual fees and contract termination penalties. Other intangibles are amortized on either a straight-line basis or as a percentage of expected revenues over the length of the contract or benefit period, which generally ranges from three to 20 years. Other intangibles amortization expense totaled $218.5 million in 1998, $187.8 million in 1997, and $128.0 million in 1996.

Goodwill and other intangible assets are reviewed for impairment whenever events indicate that their carrying amount may not be recoverable. In such reviews, estimated undiscounted future cash flows associated with these assets are compared with their carrying value to determine if a write-down to fair value (normally measured by discounting estimated future cash flows) is required.

Revenue Recognition

FDC recognizes revenues from its information and transaction processing services as such services are performed, recording revenues net of certain costs not controlled by the Company (primarily interchange fees charged by credit card associations of $1.6 billion in 1998, $1.5 billion in 1997, and $2.1 billion in
1996).

Earnings Per Common Share

In September 1996, the Company's Board of Directors declared a two-for-one stock split effected in the form of a stock dividend distributed on November 15, 1996 to shareholders of record on November 1, 1996. Accordingly, all share and earnings per common share amounts have been retroactively restated for this 100% stock dividend.

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Earnings per common share amounts are computed by dividing net income amounts by weighted-average common stock and common stock equivalent shares (when dilutive) outstanding during the period. Amounts utilized in per share computations are as follows:

Year Ended December 31,                                    1998                       1997                            1996
----------------------------------------------------------------------------------------------------------------------------------
(In millions)
Weighted-average shares outstanding:
     Basic weighted-average shares                              445.2                         442.3                          447.7
     Stock options                                                3.1                           5.3                            7.3
     Senior convertible debentures                                ---                          19.3                           20.6
                                                    -----------------       -----------------------         ----------------------
                                                                448.3                         466.9                          475.6

Earnings add back related to senior
      Convertible debentures                                      ---                        $ 12.8                         $ 14.2

Diluted earnings per common share are computed based on weighted-average shares outstanding including the dilutive impact of common stock equivalents which consist of outstanding stock options, warrants and convertible debt (1997 and 1996). The after tax interest expense and issue cost amortization on convertible debt is added back to net income when common stock equivalents are included in computing diluted earnings per common share.

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

Stock Based Compensation

Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), establishes accounting and reporting standards for stock based employee compensation plans (see Note 12). As permitted by the standard, FDC continues to account for such arrangements under APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. Accordingly, adoption of the standard has not affected the Company's results of operations or financial position.

Segment Information

Effective December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The new rules establish revised standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. The adoption of SFAS 131 did not have any effect on FDC's primary financial statements, but did affect the disclosure of segment information contained elsewhere herein.

Pension Disclosures

FDC adopted Statement of Financial Accounting Standards No. 132, "Employer's Disclosures about Pensions and Other Post-retirement Benefits" ("SFAS 132"), effective December 31, 1998. The standard provides new guidelines for pension disclosures (See Note 13) but does not address measurement or recognition. The Company continues to account for pension plans in accordance with Statement of Financial Accounting Standards No. 87, "Employer's Accounting for Pensions" ("SFAS 87"). The adoption of SFAS 132 has not affected the Company's results of operations or financial position.

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2: DIVESTITURES, RESTRUCTURING, IMPAIRMENT AND PROVISION FOR LOSS ON
CONTRACT

In each of the three years ended December 31, 1998, the company divested certain businesses and incurred restructuring and impairment charges related both to its ongoing operations and divestitures. In addition, during 1998 the Company recorded a provision for an anticipated loss on an overseas processing contract. A summary of these charges follows:

                                                                         Pretax Charge (Gain)
                                                    ----------------------------------------------------------
Year Ended December 31,                                      1998               1997                1996
--------------------------------------------------------------------------------------------------------------
(in millions)

(Gain) loss on business divestitures and
   associated impairments                                        $(60.1)             $319.4             $(46.0)
Other impairments                                                  71.9                ----               10.2
Restructuring                                                      35.7                49.9               22.3
Business closure                                                  146.4                ----               ----
                                                    ----------------------------------------------------------
Total pretax charge (gain) for divestitures,
   Restructuring, and impairment                                 $193.9              $369.3             $(13.5)
                                                    ==========================================================

Provision for loss on contract                                   $125.2
                                                    ===================

1998 Activities

Business Divestitures and Associated Impairments - In February 1998, the Company sold NTS, its transportation services unit, and simultaneously acquired a gaming services business from the company that acquired NTS. The acquisition price of the gaming services business was equal to the fair market value of NTS's assets plus approximately $50.5 million in cash. The disposition of NTS resulted in a pretax gain of $28.5 million.

In June 1998, the Company completed the sale of First Image Management Company ("First Image") for $150.0 million in cash. In January 1998, the Company announced its intention to sell First Image, and recorded a 1997 pretax impairment charge of $106.7 million, reflecting the anticipated loss on the disposition. The finalization of this transaction resulted in the reversal of $9.8 million of the 1997 impairment charge.

In October 1998, the Company completed the sale of VIPS for $48 million in cash and recorded a gain of $21.8 million.

Other Impairments - In the second quarter 1998, the Company determined that approximately $38.5 million of platform development costs related to the HSBC Holdings, plc ("HSBC") project (see "Provision for Loss on Contract" below) and other potential non-U.S. clients would not be recoverable in the near to medium
term, and thus were written off.   Recoverability became unlikely with the loss
of the HSBC contract profitability and the diminished prospects for previously anticipated new non-U.S. clients. The Company had other impairment charges of $33.4 million of which $23.4 million related to software in the card issuer services segment and the remaining $10.0 million related to merchant processing services and included assets that were impaired as a result of facility closures and terminated conversion efforts. The card issuer services software was deemed impaired due to a change in strategic direction by certain of the Company's customers which resulted in $15.1 million of software not being recoverable in the near to medium term. The remaining $8.3 million software impairment charge related to the abandonment of certain development efforts where the commercial viability of the planned product or service offering became doubtful.

Restructuring - The Company recorded restructuring charges of $35.7 million; $19.0 million related to merchant processing services, $10.7 million related to card issuer services and $6.0 related to corporate. The charges included a provision of $20.0 million for severance related to 810 employees, a provision of $9.7 million for facility closure and related costs and $6.0 million for settlement of a legal matter associated with the

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

merger with FFMC. Through December 31, 1998 the Company had utilized $21.2 million of the accrual; $12.8 million for severance, $2.4 million for facility closure and $6.0 million for the FFMC legal matter.

Business Shut Down - During the fourth quarter the Company recorded a $146.4 million charge to shut down Innovis, Inc. (formerly Consumer Credit Associates, Inc.), the Company's consumer credit reporting business. All operations ceased on December 31, 1998 except for limited activities to fulfill contractual commitments. Shutdown activities, which include the anticipated selling of tangible and intangible assets, are planned to be completed by March 31, 1999. The charge includes writing off intangible assets of $133.1 million, fixed assets of $3.8 million, severance of $5.7 million and other accrued exit costs of $3.8 million. At December 31, 1998 the accrual remained at $9.5 million.

Provision for Loss on Contract - During the second quarter of 1998, the Company amended its agreement with HSBC Holdings, plc ("HSBC") which revised the scope of services to be provided to HSBC. As a result of this amendment and because of difficulties in the development process in Hong Kong which resulted in delays to the conversion date and, consequently, significant unanticipated costs, the Company determined that total estimated costs under the amended contract would exceed anticipated revenues. Accordingly, a provision of $125.2 million was
recorded in the second quarter for these estimated net losses.   In September
1998, the Company announced the termination of its Hong Kong card processing contract with HSBC. The loss contract provision will be fully utilized for costs associated with the contract termination. Such costs include the write-off of $72.5 million of intangible assets as of June 30, 1998, $14.5 million of costs incurred from June 30, 1998 to contract termination date in fulfillment of contractual obligations, $5.3 million of fixed asset write-offs, $8.9 million of wind down costs and $24.0 million designated for an Australian card processing contract. The $8.9 million of wind down costs include $5.9 million of salary and facility costs during the wind down period and $3.0 million of other exit type costs such as severance and lease exit costs. The termination of the HSBC contract resulted in an Australian card processing contract becoming a loss contract due to the Australian card processing contract now bearing the full cost of operating the Asian processing platform rather than sharing such costs with HSBC. The remaining HSBC provision covering the Australian loss contract, severance, lease and other commitments totaled $19.1 million at year-end 1998.

1997 Activities

Business Divestitures and Associated Impairments - In February 1997, the Company sold its GENEX health care administrative services subsidiary for cash proceeds of $70 million which resulted in a pretax gain of $50.5 million. In July 1997, the Company completed the divestiture of FIRST HEALTH Strategies and FIRST HEALTH Services for cash proceeds of $200 million which generated a 1997 second quarter pretax loss of $93.8 million. As a consequence of the Company's decision to divest the FIRST HEALTH business units, the future value of the remaining health care administration services businesses (EBP and VIPS) was diminished and, accordingly, the Company recorded impairment charges related to such businesses of $118.4 million. In December 1997, the Company sold Nationwide Credit for cash proceeds of $155.2 million which generated a pretax loss of $51.0 million. In addition, the Company recorded a $106.7 million pretax impairment charge in conjunction with the planned 1998 divestiture of First Image.

Restructuring - Restructuring costs of $49.9 million were recorded and included severance accruals for approximately 2,100 employees of $30.0 million, facility closure costs of $6.5 million and other exit costs of $13.4 million. Other exit costs consisted primarily of indemnification relating to a previous sold product line ($4.0 million), contract termination costs ($2.0 million) and obsolete inventory costs ($2.1 million). The $49.9 million charge included $23.9 million for card issuer services, $9.5 million for Corporate and other, $8.1 million for merchant processing services, $5.4 million for divested businesses and $3.0 million for payment instruments. During 1997 and 1998 the Company utilized $38.0 million and $8.6 million, respectively, of the accrual; $29.3 million for severance, $5.9 million for facility closure and $11.4 for exit costs leaving an accrual at December 31, 1998 of $3.3 million; $0.7 million for severance, $0.6 million for facility closure and $2.0 million for exit costs.

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1996 Activities

Business Divestitures and Associated Impairment - In December 1996, the Company divested its MoneyGram operation through an initial public offering of 100% of its stock for net cash proceeds of $199.5 million which generated a gain of $46.0 million.

Other Impairments - The Company recorded impairment charges of $10.2 million related to software and other assets. These charges included $6.5 million of asset writeoffs related to merchant processing services, $2.5 million related to corporate and other and the remainder related to divested businesses. The $6.5 million write-off in merchant processing services was due, in part, to the restructuring activities outlined below which had the effect of altering the plans for the future use of certain assets.

Restructuring - The Company recorded a $22.3 million restructuring charge primarily related to integration activities associated with the October 1995 FFMC merger: $10.8 million for severance related to approximately 700 employees and $11.5 million for other integration activities including facility closures and related costs. The charge included $12.0 million for merchant processing services, $4.4 million for card issuer services, $3.2 million for corporate and other and $2.7 million for divested businesses. Usage of this accrual was $18.2 million in 1996, $3.4 million in 1997 and $0.7 million in 1998.

The following summarizes activity with respect to the Company's restructuring activities for the years ended December 31:

                                                     1998(A)                     1997                   1996
                                             ---------------------------------------------------------------------
EXPENSE  PROVISION:
                           Employee severance              $20.0                      $30.0                  $10.8
                             Facility closure                9.7                        6.5
                             Other exit costs                6.0                       13.4                   11.5
                                             ---------------------------------------------------------------------
                                                            35.7                       49.9                   22.3
CASH PAYMENTS AND OTHER CHARGES (B):
                                         1998               21.2                        8.6                    0.7
                                         1997                ---                       38.0                    3.4
                                         1996                ---                        ---                   18.2
                                             ---------------------------------------------------------------------
                                                            21.2                       46.6                   22.3
REMAINING ACCRUAL AT DECEMBER 31, 1998:
                           Employee severance                7.2                        0.7                    ---
                             Facility closure                7.3                        0.6                    ---
                             Other exit costs                ---                        2.0                    ---
                                             ---------------------------------------------------------------------
                                                           $14.5                      $ 3.3                  $ ---
                                             =====================================================================

(a)  Excludes Hong Kong and Innovis activities described above
(b)  Other charges include changes in estimate which were insignificant

                            FIRST DATA CORPORATION

NOTE 3: OTHER BUSINESS COMBINATIONS AND ASSET ACQUISITIONS

                                                                                   Initial Consideration
                                                            ----------------------------------------------------------------
                                                                                                          FDC Common Stock
                                                                                                       ---------------------
                                                                                                        Dollar
Businesses and Assets Acquired                                 Month         Total   (a)      Cash      Value       Shares
                                                            ----------     ---------       ----------  --------    ---------
(In millions)
1998: (b)
First Data Financial Services                               January           $115.5           $ 50.5    ----         ----
FPS Services                                                February            12.0             12.0    ----         ----
US Benefits Services                                        May                 11.7              5.5   $ 6.2          0.2
Bank alliance programs                                                          12.2             12.2    ----         ----
4 other acquisitions                                                            18.7             16.4    ----         ----
                                                                            --------       ----------  -------------------
                                                                              $170.1           $ 96.6   $ 6.2          0.2
                                                                            ========       ==========  ===================

1997:
Innovis (formerly Consumer Credit                           April             $ 93.0           $ 90.2      --           --
 Associates)
CardService International (Joint Venture)                   April               60.0             60.0      --           --
Orlandi Valuta                                              August              66.5             66.5      --           --
Bank alliance programs                                                          58.0             58.0      --           --
11 other acquisitions                                                          120.6            109.1   $10.2          0.3
                                                                            --------       ----------  -------------------
                                                                              $398.1           $383.8   $10.2          0.3
                                                                            ========       ==========  ===================

1996:
Donnelley Marketing, Inc                                    September         $195.4           $188.9      --           --
Elecktra (Mexican Joint Venture-
    Remaining interest)                                     January            162.0            162.0      --           --
Bank alliance programs                                                         137.8             73.8      --           --
6 other acquisitions                                                           144.7             83.1   $36.2          0.9
                                                                            --------       ----------  -------------------
                                                                              $639.9           $507.8   $36.2          0.9
                                                                            ========        =========   ==================

(a) Other consideration, not separately listed in the table or described above, consists of promissory notes and other amounts payable of $2.3 million in 1998, $4.1 million in 1997 and $95.9 million in 1996. In addition, total consideration for First Data Financial Services includes $65.0 million representing the fair market value of NTS's assets (see below).

(b) FPS Services is a full service mutual fund servicing organization providing fund accounting to more than 30 small retirement plans. United States Benefits Services, Inc. is a third-party daily and traditional retirement plan administrator (providing recordkeeping and compliance services). In conjunction with the sale of its NTS subsidiary, FDC simultaneously purchased (from the company that acquired NTS) a gaming services business (renamed First Data Financial Services or "FDFS") for $50.5 million (net of cash acquired) plus the fair market value of the NTS net assets of $65.0 million. The assets of FDFS were contributed to a joint venture formed among FDC, BA Merchant Services, Inc., and USA Processing ("BMCF") in July 1998 and the Company utilizes the equity method to account for its investment in the venture. BMCF provides credit card, debit card and money transfer services to gaming establishments and their customers.

                            FIRST DATA CORPORATION

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

Year Ended December 31,                                     1998                     1997                     1996
---------------------------------------------------------------------------------------------------------------------
(In millions)
Fair value of net assets acquired                            $170.1                   $398.1                   $603.7
Less acquisition notes and accounts payable                    (2.3)                    (4.1)                   (95.9)
Less value of common stock issued                              (6.2)                   (10.2)                      --
Less fair value of assets sold                                (65.0)                      --                       --
Less cash acquired                                             (2.4)                   (17.0)                   (12.3)
                                                      -------------            =============            =============
Net cash paid for acquisitions                               $ 94.2                   $366.8                   $495.5
                                                      =============            =============            =============

The fair value of net assets acquired includes initial goodwill and other intangible amounts aggregating $168.2 million in 1998, $371.0 million in 1997 and $560.0 million in 1996. In connection with the above noted acquisitions FDC recorded exit liabilities of $6.3 million, $5.7 million and $9.9 million in 1998, 1997, and 1996, respectively. The exit liabilities related primarily to facility shutdown, severance, unfavorable lease commitments, and legal costs. At December 31, 1998 FDC had remaining acquisition reserves of $20.4 million. A significant portion of the acquisition reserves consists of long-term related costs and pre-acquisition contingent liabilities. FDC does not anticipate any significant adjustment to the purchase price allocations.

The terms of certain of the Company's acquisition agreements provide for additional consideration to be paid if the acquired entity's results of operations exceed certain targeted levels. Targeted levels are generally set substantially above the historical experience of the acquired entity at the time of acquisition. Such additional consideration is paid in cash and with shares of the Company's common stock, and is recorded when earned as additional purchase price. Additional consideration was paid totaling $2.3 million in 1998, $2.7 million in 1997 and $26.6 million in 1996 (including 0.5 million shares of common stock valued at $21.0 million). The maximum amount of remaining contingent consideration is $99.8 million (payable through 2002).

                            FIRST DATA CORPORATION

NOTE 4: SETTLEMENT ASSETS AND OBLIGATIONS

Settlement assets and obligations result from FDC information processing services and associated settlement activities, including settlement of payment transactions. Settlement assets are generated principally from payment instrument sales (primarily official checks and money orders) and card transactions. FDC records corresponding settlement obligations for amounts payable to merchants and for payment instruments not yet presented for settlement. The difference in the aggregate amount of such assets and liabilities is due to unrealized net investment gains and losses, which are reported as adjustments to stockholders' equity. The principal components of FDC's settlement assets and obligations are as follows:

December 31,                                                                         1998                      1997
----------------------------------------------------------------------------------------------------------------------
(In millions)
Settlement assets:
-------------------
Cash and cash equivalents                                                          $3,253.9                   $2,175.7
Investment securities                                                               5,864.6                    4,885.0
Due from card associations                                                            322.5                      650.6
Due from selling agents                                                               317.0                      653.4
                                                                             ==============            ===============
                                                                                   $9,758.0                   $8,364.7
                                                                             ==============            ===============
Settlement obligations:
-----------------------
Payment instruments outstanding                                                    $7,846.0                   $6,416.5
Card settlements due to merchants                                                     580.3                      902.1
Due to selling agents                                                               1,067.1                      801.5
Other                                                                                 123.6                      129.7
                                                                             --------------            ---------------
                                                                                   $9,617.0                   $8,249.8
                                                                             ==============            ===============

Cash equivalents consist of short-term time deposits, reverse repurchase agreements, commercial paper and other highly liquid investments. See Note 5 for information concerning the Company's investment securities.

FDC generates revenues from its investment of certain settlement assets, a substantial majority of which are cash equivalents and investment securities within the Company's payment instruments business. Payment instrument investment portfolio balances averaged $6.6 billion in 1998, $5.3 billion in 1997 and $4.5 billion in 1996. Investment revenues (before commissions to certain selling agents) from payment instrument portfolios totaled $340.5 million in 1998, $289.4 million in 1997 and $285.9 million in 1996 ($462.2 million, $386.8 million and $333.9 million, respectively, on a pretax equivalent basis).

Prior to 1997, a portion of FDC payment instruments services was generated from official checks, money orders and money transfers issued under an agreement with an entity affiliated with American Express Company ("American Express"), the state-licensed issuer of the instruments. Settlement assets (primarily cash equivalents, investment securities and amounts due from selling agents) resulting from payment instruments issued under the agreement with American Express represented approximately 3% of FDC's total settlement assets at December 31, 1998 compared with 4% at December 31, 1997. FDC began issuing payment instruments under its own name in 1994, and phased out those issued under the American Express name in April 1997.

NOTE 5: INVESTMENT SECURITIES

Investment securities are a principal component of the Company's settlement assets, and represent the investment of funds received by FDC from the sale of payment instruments (principally official checks and money orders) by authorized agents. In addition, the Company had a separate portfolio of investment securities arising from the sale of insurance products ancillary to its health care claims processing services. This portfolio was liquidated in December 1997 and the proceeds were invested in short-term instruments. At December 31, 1998 and 1997, these investment securities totaled $10.5 million and $93.8 million, respectively, are classified as available-for-sale, and are recorded at fair value in other assets in FDC's consolidated balance sheets. The Company also maintains various other investments, primarily equity

                            FIRST DATA CORPORATION
securities, which are classified as available for sale and carried at fair market value of $38.1 million at December 31, 1998.

Virtually all of FDC investment securities are debt securities, most of which have maturities greater than one year. At December 31, 1998, 65% of these debt securities mature within five years and 88% within 10 years. Realized gains and losses from the sale of investment securities were not material.

The principal components of investment securities, which are carried at fair value, are as follows:


                                                   Fair Value         Amortized Cost      Net Unrealized Gain (Loss)
-----------------------------------------------------------------------------------------------------------------------
(In millions)
December 31, 1998:
          State and municipal obligations             $5,436.9             $5,294.1                       $142.8
          Adjustable rate mortgage-backed
              Securities                                 288.3                290.9                         (2.6)
          Other                                          203.2                177.6                         25.6
                                                --------------       --------------               --------------
              Totals                                  $5,928.4             $5,762.6                       $165.8
                                                ==============       ==============               ==============

December 31, 1997:
          State and municipal obligations             $4,378.3             $4,269.3                       $109.0
          Adjustable rate mortgage-backed
              securities                                 442.9                440.3                          2.6
          Other                                           63.8                 60.5                          3.3
                                                --------------       --------------               --------------
              Totals                                  $4,885.0             $4,770.1                       $114.9
                                                ==============       ==============               ==============


NOTE 6: FINANCIAL INSTRUMENTS

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

Management of investment risks

FDC does not hold or issue financial instruments for trading purposes. FDC encounters credit and market risks related to the Company's financial instruments, principally its investment securities. The Company attempts to mitigate credit risk by making high quality investments. Substantially all of its long-term investment securities have credit ratings of "A" or better from a major rating agency. FDC maintains a large portion of its settlement assets in cash and cash equivalents, thereby mitigating market risks (such as a reduction in the fair value of long-term investment securities due to rising interest rates) that could impact the Company's funding of its settlement obligations. Accordingly, FDC does not generally enter into hedging arrangements in connection with its investment securities. However, a reduction in the fair value of the Company's investment securities resulting from rising interest rates would be somewhat mitigated by increases in the fair value of the interest rate swap and cap agreements described below.

Off-balance sheet financial instruments

A portion of the Company's payment instruments business involves the payment of commissions to selling agents that are computed based on short-term variable rates. From time to time the Company purchases variable rate caps to partially insulate its sales commission amounts from increases in these rates. At

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 1997 these agreements had effective notional amounts totaling $600 million. There were no such agreements outstanding at December 31, 1998. In addition, the Company has interest rate swap agreements which serve to effectively convert the variable rate commissions to agents to fixed rate amounts. These agreements have an aggregate notional amount of $2.3 billion at December 31, 1998, expire between 1999 and 2012 and require the Company to pay based upon fixed rates of between 5.00% and 6.94% while the Company receives payments principally based on three month variable rates. At December 31, 1997 the notional amount of these swaps was $1.1 billion with fixed rates of between 5.81% and 6.94%. The counterparties to these agreements are financial institutions with a major rating agency credit rating of "A" or better. The credit risk inherent in these cap and swap agreements represents the possibility that a loss may occur from the nonperformance of a counterparty to the agreements. The Company monitors the credit risk of these counterparties and the concentration of its contracts with any individual counterparty. FDC anticipates that the counterparties will be able to fully satisfy their obligations under the agreements.

Fair value of financial instruments

Carrying amounts for certain of FDC financial instruments (cash and cash equivalents and short-term borrowings) approximate fair value due to their short maturities. These instruments are not in the following table, which provides the estimated fair values of other financial instruments.

December 31,                                                         1998                            1997
-------------------------------------------------------------------------------------------------------------------------
(In millions)
                                                           Carrying          Fair         Carrying         Fair
                                                             Value          Value          Value           Value
-------------------------------------------------------------------------------------------------------------------------
Balance sheet financial instruments:
------------------------------------
   Long-term investment securities                        $5,789.0        $5,789.0       $4,885.0          $4,885.0
   Long-term debt                                          1,129.4         1,164.0        1,134.4           1,150.6


Off-balance sheet financial instruments:
----------------------------------------
   Variable rate hedging arrangements,
      Principally rate swap and cap agreements                 ---        $ (111.8)      $    6.3          $  (28.3)

The estimated fair values of balance sheet financial instruments are based primarily on market quotations, whereas the estimated fair values of off-balance sheet arrangements are based on dealer quotations. These estimated values may not be representative of actual values that could have been realized as of the year-end dates or that will be realized in the future.

NOTE 7: INCOME TAXES

Year Ended December 31,                                                1998                  1997               1996
------------------------------------------------------------------------------------------------------------------------------------
(In millions)
Components of pretax income:
   Domestic                                                          $690.1                $667.5           $  999.0
   Foreign                                                             21.8                  38.9               32.8
                                                                 ----------            ----------         ----------
                                                                     $711.9                $706.4           $1,031.8
                                                                 ==========            ==========         ==========
Provision for income taxes:
   Federal                                                           $194.1                $277.1           $  325.5
   State and local                                                     43.3                  57.5               61.4
   Foreign                                                              8.8                  15.1                8.4
                                                                 ----------            ----------         ----------
                                                                     $246.2                $349.7           $  395.3
                                                                 ==========            ==========         ==========

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


The Company's effective tax rates differ from statutory rates as follows :

Year Ended December 31,                                                       1998                1997             1996
----------------------------------------------------------------------------------------------------------------------------------
Federal statutory rate                                                       35.0%                35.0%            35.0%
   State income taxes, net of federal income tax benefit                      3.3                  3.8              3.9
   Nondeductible amortization of intangible assets                            2.1                  2.3              2.6
   Interest earned on municipal investments                                  (7.8)                (5.8)            (3.0)
   Restructuring, business divestitures and impairment
     Charges                                                                  2.2                 13.7                -
   Other                                                                     (0.2)                 0.5             (0.2)
                                                                       ----------           ----------       ----------
Effective tax rate                                                           34.6%                49.5%            38.3%
                                                                       ==========           ==========       ==========

FDC's income tax provisions consist of the following components:

Year Ended December 31,                                              1998                 1997              1996
-------------------------------------------------------------------------------------------------------------------------------
(In millions)
Current                                                             $ 347.1               $190.1            $259.5
Deferred                                                             (100.9)               159.6             135.8
                                                                    -------               ------            ------
                                                                    $ 246.2               $349.7            $395.3
                                                                    =======               ======            ======

Income tax payments of $234.2 million in 1998, $144.0 million in 1997 and $77.6 million in 1996 are less than current expense due primarily to tax benefits recorded directly to equity and reductions of goodwill. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the book and tax bases of the Company's assets and liabilities. There was no valuation allowance in 1998 or 1997. Net deferred tax liabilities are included in accounts payable and other liabilities in FDC's consolidated balance sheets. The following table outlines the principal components of deferred tax items.

December 31,                                                    1998                              1997
-----------------------------------------------------------------------------------------------------------------------------
(In millions)
Deferred tax assets related to:
   Accrued expenses                                          $ 191.3                            $ 122.0
   Pension obligations                                          49.3                               27.3
   Employee related liabilities                                 29.6                               35.0
   Deferred revenues                                             5.9                                ---
                                                           ---------                            -------
                                                               276.1                              184.3
                                                           ---------                            -------

Deferred tax liabilities related to:
   Property, equipment and intangibles                        (282.1)                            (305.5)
   Unrealized securities gain                                  (58.0)                             (38.8)
   Other                                                       (20.5)                             (27.4)
                                                           ---------                            -------
                                                              (360.6)                            (371.7)
                                                           ---------                            -------
Net deferred tax liabilities                                 $ (84.5)                           $(187.4)
                                                           ==========                           ========

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8:   BORROWINGS

December 31,                                        1998              1997
--------------------------------------------------------------------------------
(In millions)
Short-Term Borrowings:
----------------------
   Commercial paper                                 $  442.3          $  616.3

Long-Term Debt:
---------------
   Medium-Term Notes                                   670.8             724.1
   6 3/4% Notes due 2005                               199.0             196.0
   6 5/8% Notes due 2003                               199.6             199.4
   4 7/8% Convertible Note due 2005                     50.0                 -
   Other                                                10.0              14.9
                                              --------------    --------------
                                                    $1,571.7          $1,750.7
                                              ==============    ==============

The Company's commercial paper borrowings at December 31, 1998 and 1997 had weighted-average interest rates of 5.3% and 5.9%, respectively.

FDC maintains two revolving credit facilities ("the Facilities") providing up to a maximum of $1.5 billion of short-term borrowings to support its commercial paper program. The maximum amount of borrowings possible under the Facilities is reduced by outstanding commercial paper amounts. Interest rates for borrowings under the Facilities are based on market rates. The Facilities contain customary covenants, none of which are expected to significantly affect FDC's operations. At December 31, 1998, the Company was in compliance with all of these covenants. Pursuant to a 1998 agreement between FDC and VISA USA, $175.0 million of the Facilities has been designated to be used solely for the purpose of meeting the Company's VISA related bankcard settlement obligations, if necessary.

In 1998, the amount available under FDC's uncommitted bank credit lines was increased from $175.0 million to $210.0 million. The interest rates for borrowings under the credit lines are based on market rates. Through the Facilities and the uncommitted bank credit lines, the Company had available borrowing capacity of $1.1 billion at December 31, 1998.

The Company has an effective shelf registration facility providing for the issuance of debt and equity securities up to $1.0 billion in the aggregate (of which $525 million remains available). During 1998, the Company issued a 10-year $100 million Medium-Term Note at an interest rate of 5.80% under this facility. In 1997, the Company issued $375 million in Medium-Term Notes with maturities ranging from 3 to 10 years and interest rates between 6.38% and 6.61%. In 1996, FDC issued $350 million in Medium-Term Notes with maturities ranging from 2 to 5 years and interest rates between 6.19% and 6.82%. During 1998, $150 million of these Medium-Term Notes matured. The outstanding Medium-Term Notes have interest rates ranging from 5.80% to 6.82% and are due at various dates through 2008. Interest on the 6 3/4% and 6 5/8% term notes, which are public debt offerings, is payable semi-annually in arrears. These notes do not have sinking fund obligations, and they are not redeemable prior to maturity.

In December 1998, in conjunction with the execution of a card issuer services processing contract, the Company issued a 7-year $50 million convertible debenture at an interest rate of 4.875%. Subject to customary covenants and conditions, the note is not redeemable prior to maturity. The conversion feature of the note becomes exercisable upon the achievement of certain contract milestones, at a conversion price of $36.45 (approximately 1.37 million shares).

Aggregate annual maturities of long-term debt are $154.9 million in 1999, $127.9 million in 2000, $51.7 million in 2001, $0.1 million in 2002, $199.6 million in 2003 and $595.2 million in all periods thereafter. The Company paid interest amounts totaling $107.2 million in 1998, $102.6 million in 1997 and $95.6 million in 1996.

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



NOTE 9: SUPPLEMENTAL BALANCE SHEET INFORMATION

December 31,                                             1998                               1997
-----------------------------------------------------------------------------------------------------
(In millions)
Property and equipment:
-----------------------
   Land                                                     $   18.8                         $   18.9
   Buildings                                                   200.8                            157.6
   Leasehold improvements                                      143.2                            135.3
   Equipment and furniture                                   1,270.0                          1,255.6
                                                    ----------------                 ----------------
                                                             1,632.8                          1,567.4
Less accumulated depreciation
  and amortization                                            (851.8)                          (792.5)
                                                    ----------------                 ----------------
                                                            $  781.0                         $  774.9
                                                    ================                 ================

Accounts payable and other liabilities:
---------------------------------------
   Accounts payable and accrued expenses                    $  607.9                         $  650.3
   Compensation and benefit liabilities                        162.6                            159.4
   Assumed Western Union pension obligations                   122.5                             70.7
   Accrued costs of businesses acquired
     (including deferred acquisition consideration)             52.9                             92.5
   Income taxes payable                                        291.9                            190.4
   Deferred income taxes                                        84.5                            187.4
   Other liabilities                                           320.1                            306.7
                                                    ----------------                 ----------------
                                                            $1,642.4                         $1,657.4
                                                    ================                 ================

NOTE 10: COMMITMENTS AND CONTINGENCIES

The Company leases certain of its facilities and equipment under operating lease agreements, substantially all of which contain renewal options. Total rent expense for operating leases was $138.8 million in 1998, $162.4 million in 1997, and $169.2 million in 1996. Minimum aggregate rental commitments at December 31, 1998 under all noncancelable leases were $96.3 million in 1999, $85.0 million in 2000, $71.2 million in 2001, $38.7 million in 2002, $38.9 million in 2003, and
$111.5 million for all periods thereafter. Additionally, one of the Company's businesses leases space which it concurrently subleases to its customers with mirrored time periods. Future lease rental income exceeds lease payments, with obligations at December 31, 1998 for remaining lease terms totaling $43.9 million.

In connection with the FDC money transfer business, the Company has entered into a minimum purchase agreement with one of its data processing vendors. Under this agreement, the Company is required to purchase at least $100 million in goods and services over a period of 66 months commencing January 1, 1998. As of December 31, 1998 approximately $93 million in goods and services remained to be purchased under this agreement.

In November 1997, a putative class action against, among others, the Company's Western Union Financial Services, Inc. subsidiary was filed in U.S. District Court. The plaintiff claims that Western Union charges an undisclosed "commission" when consumers transmit money to Mexico, in that the exchange rate used in these transactions is less favorable than the exchange rate that Western Union receives when it trades dollars in the international money market. The plaintiff asserts that Western Union's failure to disclose this "commission" in its advertising and in the transactions violates federal and state law. Plaintiff also asserts that Western Union has discriminated against persons who use Western Union to transmit money to Mexico, in that the difference between the market exchange rate and the exchange rate used by Western Union in the Mexico transactions is greater than the difference between the market and Western Union exchange rates when transmitting funds to other countries. In August 1998, the federal court issued an order granting Western Union's motion to dismiss the claims. In September 1998, the plantiff filed a new putative class action in California state court making the same basic factual allegations as alleged in the original complaint. The plantiff seeks, among other things,

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

injunctive relief, imposition of a constructive trust, restitution, compensatory and statutory damages alleged to be in excess of $500 million, statutory penalties and punitive damages. Western Union has filed a demurrer to all of the claims, and intends to continue to vigorously defend the action. In addition, subsequent to the original action, four other class actions based on similar factual allegations have been filed against the Company or its subsidiaries in United States District Court, Texas state courts and California state court. The Court granted the plaintiff's request for nonsuit in one of the Texas state court actions on January 6, 1999. All of the remaining actions are being vigorously defended by Western Union.

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

NOTE 11: STOCKHOLDERS' EQUITY

Dividends

FDC continued paying cash dividends of $0.02 per share on a quarterly basis to stockholders during 1998. The Company's Articles of Incorporation authorizes
10.0 million shares of preferred stock, none of which are issued.

Other Comprehensive Income

The income tax effects allocated to and the cumulative balance of each component of other comprehensive income are as follows (in millions):

                                                 BEGINNING        PRETAX           TAX            NET-OF-TAX           ENDING
                                                  BALANCE         AMOUNT         (BENEFIT)/         AMOUNT             BALANCE
                                                                                  EXPENSE
                                              --------------   --------------   --------------   ---------------    --------------
December 31, 1998
    Unrealized gains on securities                    $ 72.2           $ 54.8           $ 19.2            $ 35.6            $107.8
    Currency translation adjustment                     (5.8)             1.5              0.5               1.0              (4.8)
    Minimum pension liability                           (0.6)           (74.3)           (26.0)            (48.3)            (48.9)
                                              --------------   --------------   --------------   ---------------    --------------
                                                        65.8            (18.0)            (6.3)            (11.7)             54.1
December 31, 1997
    Unrealized gains on securities                      46.4             39.5             13.7              25.8              72.2
    Currency translation adjustment                     (4.4)            (2.2)            (0.8)             (1.4)             (5.8)
    Minimum pension liability                          (15.7)            23.2              8.1              15.1              (0.6)
                                              --------------   --------------   --------------   ---------------    --------------
                                                        26.3             60.5             21.0              39.5              65.8
December 31, 1996
    Unrealized gains (losses) on securities             60.1            (21.1)            (7.4)            (13.7)             46.4
    Currency translation adjustment                    (21.0)            25.5              8.9              16.6              (4.4)
    Minimum pension liability                          (20.4)             7.2              2.5               4.7             (15.7)
                                              --------------   --------------   --------------   ---------------    --------------
                                                      $ 18.7           $ 11.6           $  4.0            $  7.6            $ 26.3
                                              ==============   ==============   ==============   ===============    ==============

Other Stockholders' Equity Transactions

In May 1998, 0.2 million shares of the Company's common stock were issued to the shareholders of United States Benefits Service, Inc. ("USBS") in a merger transaction pursuant to which FDC acquired 100% of the stock of USBS.

In September 1998, the Company announced that its Board of Directors had authorized management to purchase up to $500 million of its outstanding common stock. In December 1998, the Board increased the total authorization to $550 million. As of December 31, 1998, the Company had repurchased approximately 10 million shares under this program for approximately $257 million.

                            FIRST DATE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The Company has available an outstanding shelf registration facility providing for the issuance of approximately 10 million shares of the Company's common stock in connection with certain types of acquisitions.

NOTE 12: STOCK COMPENSATION PLANS

FDC has a plan that provides for the granting of stock options to key employees and other key individuals who perform services for the Company. A total of 69.6 million shares of common stock have been reserved for issuance under the plan, and an additional 6.1 million shares are reserved for issuance in conjunction with certain business combinations. A total of 21.0 million shares remain available for future grant. The options have been issued at a price equivalent to the common stock's fair market value at the date of grant, generally have ten year terms and become exercisable in three or four equal annual increments beginning 12 months after the date of grant.

In December 1997, the Company instituted a restricted stock award program for key technical systems and related employees. As of December 31, 1998, a total of
0.5 million restricted shares had been granted under this program. These awards have a three year restriction period from the date of grant. The restricted stock award is subject to forfeiture unless certain conditions are met. The fair value of the shares awarded, as determined on the grant dates, totaled $13.0 million and is being amortized to expense on a straight-line basis over the restriction period. The unamortized portion of such awards is reported as a reduction of paid-in capital.

In October 1996, the Company instituted an employee stock purchase plan for which a total of six million shares have been reserved for issuance, of which
3.8 million shares remain available for future grant. Monies accumulated through payroll deductions elected by eligible employees are used to make quarterly purchases of FDC common stock at a 15% discount from the lower of the market price at the beginning or end of the quarter.

Stock options related to plans which were assumed in connection with the Company's business combinations were converted to options to purchase shares of FDC common stock (at prices ranging from $0.88 to amounts substantially above current market prices for the Company's common stock) and are exercisable at specified times not later than ten years from the date of grant.

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

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

                                                                             1998              1997              1996
                                                                       --------------    --------------    --------------
   Risk-free interest rate - options                                             4.54%             6.23%             6.28%
   Risk-free interest rate - employee stock purchase rights                      4.54%             6.23%             5.04%
   Dividend yield                                                                0.27%             0.22%             0.22%
   Volatility                                                                    24.0%             18.9%             16.9%
   Expected option life                                                       5 years           5 years           5 years
   Expected employee stock purchase right life (in years)                        0.25              0.25              0.25
   Weighted-average fair value of options granted                               $   8             $  11             $  11
   Weighted-average fair value of employee stock purchase rights                $   6             $   7             $   7

The Company's pro forma information, amortizing the fair value of the options over their vesting period and including the stock purchase rights, is as follows (because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1999):

     (In millions, except per share amounts)                            1998          1997          1996
     ------------------------------------------------------------------------------------------------------
     Pro forma net income                                                $417.6        $320.1        $618.2
     Pro forma earnings per share - basic                                  0.94          0.72          1.38
     Pro forma earnings per share - diluted                                0.94          0.72          1.35

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

A summary of stock option activity is as follows (options in millions):

                                              1998                       1997                          1996
---------------------------------------------------------------------------------------------------------------------------
                                  Options         Weighted-                  Weighted-                     Weighted-
                                                   Average                    Average                       Average
                                                Exercise Price   Options   Exercise Price      Options   Exercise Price
---------------------------------------------------------------------------------------------------------------------------
Outstanding at January 1              31.2           $28              28.0      $25                 29.4      $20
Granted                               14.7            31               9.2       36                  6.7       37
Exercised                             (2.7)           20              (4.0)      21                 (6.5)      15
Canceled                              (6.1)           33              (2.0)      35                 (1.6)      26
                                 ---------                       ---------                   -----------
Outstanding at December 31            37.1            29              31.2       28                 28.0       25
                                 =========                       =========                   ===========

Options exercisable at
       Year-end                       14.3           $23              14.0      $21                 13.5      $18

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following summarizes information about stock options outstanding (options in millions):

                                        Options Outstanding                                       Options Exercisable
                      --------------------------------------------------------------------------------------------------------------
                                             Weighted-
Range of                    Number            Average              Weighted-                Number                    Weighted-
Exercise                Outstanding at       Remaining              Average             Exercisable at                 Average
Prices                     12/31/98       Contractual Life       Exercise Price            12/31/98                Exercise Price
------------------------------------------------------------------------------------------------------------------------------------

$0.88 to $20.16              6.8             3 Years                        $15                 6.6                       $15
$20.38 to $31.84            15.7             8 Years                         27                 4.9                        27
$32.69 to $63.46            14.6             8 Years                         37                 2.8                        37
                      -----------------                                                 ------------------
                            37.1             7 Years                         29                14.3                        23
                      =================                                                 ==================

NOTE 13: EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

FDC and certain of its subsidiaries maintain defined contribution savings plans covering virtually all of the Company's full-time employees. The plans provide tax deferred amounts for each participant, consisting of employee elective contributions and additional matching and discretionary Company contributions. In addition, the Company provides a supplemental savings plan for certain highly compensated employees. The plan provides tax deferred contributions, matching and the restoration of Company contributions under the defined contribution plans otherwise limited by the IRS. The aggregate amounts charged to expense in connection with these plans were $45.6 million in 1998, $39.3 million in 1997 and $29.1 million in 1996.

Defined Benefit Plans

The acquisition of Western Union in 1994 included the assumption of $304 million of underfunded obligations related to a suspended defined benefit pension plan. Benefit accruals under this plan were suspended in 1988. The Company reduced these underfunded obligations by contributing $35.0 million in cash to the Western Union Plan during 1997 and $199.0 million in 1995.

The Company has three other defined benefit pension plans covering certain full-time employees in the U.S. ("other U.S. Plans") and a separate plan covering certain employees located in the United Kingdom ("U.K. Plan"). New employees do not participate in the other U.S. Plans due to a past restructuring of benefit plans which allowed only existing participants to accrue benefits. Benefits under the largest of the other U.S. plans were frozen as of December 31, 1997, resulting in the recognition of a $12.2 million curtailment gain. As a result, participants of this plan were given enhanced benefits under the defined contribution plan. The cost of retirement benefits for eligible employees, measured by length of service, compensation and other factors, is being funded through trusts established under the plans in accordance with laws and regulations of the respective countries. Plan assets consist of cash and a variety of investments in equity (U.S. and foreign) and fixed income securities.

                            FIRST DATA CORPORATION
             NOTES TO CONSOLIDATE FINANCIAL STATEMENTS (CONTINUED)

The following table provides a reconciliation of the changes in the plans' benefit obligation and fair value of assets over the two-year period ending December 31, 1998 and a statement of the funded status as of December 31 for both years:

               DECEMBER 31,                                        1998            1997
               --------------------------------------------------------------------------
               (IN MILLIONS)
               CHANGE IN BENEFIT OBLIGATION
                  Benefit obligation at January 1                  $ 852.4         $817.4
                  Service costs                                        8.0           10.8
                  Interest costs                                      56.4           59.6
                  Actuarial loss                                      60.1           42.2
                  Benefits paid                                      (63.8)         (64.7)
                  Other                                               (0.3)         (12.9)
                                                                 ---------       --------
                  Benefit obligation at December 31                  912.8          852.4

               CHANGE IN PLAN ASSETS
                  Fair value of plan assets at January 1             826.9          696.1
                  Actual return on plan assets                        12.7          151.4
                  Company contributions                                6.3           43.3
                  Plan participant contributions                       0.4            0.2
                  Benefits paid                                      (63.8)         (64.7)
                  Other                                               (0.8)           0.6
                                                                 ---------       --------
                  Fair value of plan assets at December 31           781.7          826.9
                                                                 ---------       --------

                  Funded status of the plan                         (131.1)         (25.5)
                  Unrecognized amounts, principally net loss
                    (gain)                                            78.8          (38.8)
                                                                 ---------       --------
               Total recognized                                    $ (52.3)        $(64.3)
                                                                 =========       ========

The following table provides the amounts recognized in the statement of financial position:

December 31                                         1998                1997
------------------------------------------------------------------------------------
(in millions)
Prepaid benefit                                        $   4.0             $ 18.8
Accrued benefit liability                               (131.1)             (83.7)
Accumulated other comprehensive income                    74.8                0.6
                                              ----------------    ---------------
Net amount recognized                                  $ (52.3)            $(64.3)
                                              ================    ===============

The benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets, were $721.1 million and $585.4 million as of December 31, 1998 and $586.5 million and $532.9 million as of December 31, 1997, respectively.

The following table provides the components of net periodic benefit cost for the plans:

Year-ended December 31,                                              1998                     1997                      1996
---------------------------------------------------------------------------------------------------------------------------------
(in millions)
Service costs                                                           $  8.0                   $ 10.8                  $ 10.3
Interest cost                                                             56.4                     59.6                    56.9
Expected return on plan assets                                           (71.2)                   (64.5)                  (60.4)
Amortization                                                               1.0                      ---                     2.7
                                                            ------------------      -------------------      ------------------
Net periodic benefit cost (income)                                        (5.8)                     5.9                     9.5
Curtailment gain                                                            --                    (12.2)                    0.1
                                                            ------------------      -------------------      ------------------
Net periodic benefit cost (income) after curtailment                    $ (5.8)                  $ (6.3)                 $  9.6
                                                            ==================      ===================      ==================

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The weighted average rate assumptions used in the measurement of the Company's benefit obligation are shown as follows:

                                                     1998         1997
                                                -------------------------
       Discount rate                                 6.27%        6.95%
       Expected return on plan assets                8.76%        8.90%
       Rate of compensation increase                 4.00%        4.81%

Pension plan assets include 8,300 and 22,200 shares of FDC stock as of December 31, 1998 and 1997 with fair market values of $264,562 and $649,350, respectively.

The Company does not offer post-retirement health care or other insurance benefits for retired employees; however, the Company is required to continue such plans that were in effect when it acquired Western Union. Generally, retiring Western Union employees bear the entire cost of the premiums and Western Union's former owner was obligated by agreement through 1997 to pay FDC for its administrative services in continuing these coverages.

NOTE 14:  SEGMENT INFORMATION

Operating segments are defined by SFAS 131 as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. FDC's chief operating decision-making group is the Executive Committee, which consists of the Chairman of the Board and Chief Executive Officer, the President and Chief Operating Officer, and the Executive Vice Presidents. The operating segments are reviewed separately because each operating segment represents a strategic business unit that generally offers different products and serves different markets.

First Data Corporation classifies its businesses into three fundamental segments: payment instruments, card issuer services and merchant processing services. Payment instruments is the leading provider of nonbank money transfer and payment services to consumers and commercial entities, including money transfer, official check and money order. Card issuer services provides a comprehensive line of processing and related services to financial institutions issuing credit and debit cards and to issuers of oil and private label credit cards, including information-based products for enhanced decision making and marketing. Merchant processing services provides merchant credit and debit card transaction processing services, including authorization, transaction capture, settlement and Internet-based transaction processing. Merchant services also includes check verification and guarantee and check and other collection services. The "All Other and Corporate" category includes a provider of back-office processing services to the mutual fund industry, a leader in developing in-store branch banking programs in supermarkets and other retail superstores, an external provider of operator and customer support services and corporate operations.

The accounting policies of the operating segments are generally the same as those described in the summary of significant accounting policies. Corporate overhead is allocated to the segments based on a percentage of the segment's revenues. Gains or losses arising from business divestitures, restructuring and loss contract provisions, asset impairment charges, interest expense, and income taxes are not allocated to the segments in the computation of segment operating profit for internal evaluation purposes. Revenues and operating profit of the payment instruments segment are stated on a tax-equivalent basis (i.e., as if investment earnings on settlement assets, which are substantially all nontaxable, were fully taxable at FDC's marginal tax rate). Inter-segment sales and transfers are not material to any reported segment. Revenues are attributed to geographic areas based on the location of the unit processing the underlying transactions. No individual foreign country accounted for more than 10% of consolidated revenues in any period presented. SFAS 131 requires disclosure of investments in and equity in earnings of unconsolidated affiliated companies; however, such information, in isolation, is generally not considered by the Executive Committee to be relevant in evaluating segment performance.

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEAR ENDED DECEMBER 31, 1998                                            Card       Merchant         All Other
($ millions)                                          Payment          Issuer     Processing          and
                                                    Instruments       Services     Services         Corporate       Totals
                                                --------------------------------------------------------------------------------
Revenues                                              $ 1,696.6       $1,433.6      $1,394.2            $585.4    $ 5,109.8
Depreciation and amortization                              94.8          249.4         188.4              45.7        578.3
Operating profit (as defined)                             506.8          264.1         329.1             143.8      1,243.8
Segment Assets                                         10,875.3        1,813.1       3,153.8             724.6     16,566.8
Expenditures for long-lived assets                         96.1          380.6         179.9              84.4        741.0
Equity in earnings of unconsolidated
   Affiliates                                             (22.5)           6.3          70.3               ---         54.3
Investment in unconsolidated affiliates                    14.7           13.6         311.7               ---        340.3

YEAR ENDED DECEMBER 31, 1997                                                Card       Merchant         All Other
                                                          Payment          Issuer     Processing          and
                                                        Instruments       Services     Services         Corporate       Totals
                                                --------------------------------------------------------------------------------
Revenues                                                   $1,406.1        $1,349.4     $1,392.6             $533.6   $ 4,681.7
Depreciation and amortization                                  87.9           199.5        154.0               42.3       483.7
Operating profit (as defined)                                 422.9           274.9        390.0              146.1     1,233.9
Segment Assets                                              9,095.9         1,953.9      3,174.1              679.6    14,903.5
Expenditures for long-lived assets                            125.5           488.6        211.1               64.2       889.4
Equity in earnings of unconsolidated
   Affiliates                                                  (0.4)           17.2         54.0                ---        70.8
Investment in unconsolidated affiliates                        14.4             9.1        180.7                ---       204.2

YEAR ENDED DECEMBER 31, 1996                                                Card       Merchant        All Other
                                                          Payment          Issuer     Processing         and
                                                        Instruments       Services     Services        Corporate    Totals
                                                --------------------------------------------------------------------------------
Revenues                                                   $1,144.7        $1,072.7     $1,218.6             $537.8   $ 3,973.8
Depreciation and amortization                                  78.2           144.0        112.7               38.5       373.4
Operating profit (as defined)                                 320.5           227.5        350.9              137.6     1,036.5
Segment Assets                                              7,744.9         1,568.7      3,375.9              577.0    13,266.5
Expenditures for long-lived assets                            279.8           463.4        268.5               35.3     1,047.0
Equity in earnings of unconsolidated
   Affiliates                                                   ---             ---         21.9                ---        21.9
Investment in unconsolidated affiliates                         ---             ---         75.5                ---        75.5

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A reconciliation of reportable segment amounts to the Company's consolidated balances is as follows:

                                                        1998                    1997                     1996
                                               -------------------      -----------------      ---------------------
Revenues:
   Total reported segments                               $ 4,524.4              $ 4,148.1                  $ 3,436.0
   All other and corporate                                   585.4                  533.6                      537.8
   Divested                                                  131.5                  651.3                    1,012.6
   Eliminations*                                            (123.7)                 (98.5)                     (48.3)
                                               -------------------      -----------------      ---------------------

   Consolidated                                          $ 5,117.6              $ 5,234.5                  $ 4,938.1
                                               ===================      =================      =====================

Income before income taxes:
   Total reported segments                               $ 1,100.0              $ 1,087.8                  $   898.9
   All other and corporate                                   143.8                  146.1                      137.6
   Corporate interest expense                               (104.1)                (116.5)                    (110.3)
   Divested                                                   15.0                   56.8                      140.4
   Restructuring, business
    Divestitures , and impairment, net                      (319.1)                (369.3)                      13.5
   Eliminations*                                            (123.7)                 (98.5)                     (48.3)
                                               -------------------      -----------------      ---------------------

   Consolidated                                          $   711.9              $   706.4                  $ 1,031.8
                                               ===================      =================      =====================

Assets:
   Total reported segments                               $15,842.2              $14,223.9                  $12,689.5
   All other and corporate                                   724.6                  679.6                      577.0
   Divested                                                   20.2                  411.7                    1,073.6
                                               -------------------      -----------------      ---------------------

   Consolidated                                          $16,587.0              $15,315.2                  $14,340.1
                                               ===================      =================      =====================

Depreciation and amortization:
   Total reported segments                               $   532.6              $   441.4                  $   334.9
   All other and corporate                                    45.7                   42.3                       38.5
   Divested                                                   12.8                   50.5                       50.2
                                               -------------------      -----------------      ---------------------

   Consolidated                                          $   591.1              $   534.2                  $   423.6
                                               ===================      =================      =====================

Expenditures for long-lived assets:
   Total reported segments                               $   656.6              $   825.2                  $ 1,011.7
   All other and corporate                                    84.4                   64.2                       35.3
   Divested                                                    3.0                   94.3                      119.3
                                               -------------------      -----------------      ---------------------

   Consolidated                                          $   744.0              $   983.7                  $ 1,166.3
                                               ===================      =================      =====================

* Represents elimination of adjustment to record revenues (primarily payment instruments) on a pretax equivalent basis.

                             FIRST DATE CORPORTION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Information concerning principal geographic areas is as follows:

                             United States       Rest of World          Total
                         --------------------   ----------------    --------------
Revenues
    1998                            $4,850.2             $267.4         $5,117.6
    1997                             4,999.9              234.6          5,234.5
    1996                             4,734.0              204.1          4,938.1

Long-Lived Assets
    1998                            $4,419.3             $355.0         $4,774.3
    1997                             4,586.3              390.7          4,977.0
    1996                             4,904.0              346.6          5,250.6

NOTE 15:  QUARTERLY FINANCIAL RESULTS (UNAUDITED)

Summarized quarterly results for the two years ended December 31, 1998 are as follows (in millions, except per share amounts):

1998 By Quarter:                                           First               Second               Third              Fourth
                                                       -------------       --------------      ---------------     --------------
Revenues                                                    $1,209.5 (a)         $1,277.1 (a)         $1,282.1           $1,348.9
Restructuring, business divestitures,
    impairments and provision for loss on
     contract, net (b)                                           0.4                163.7                  ---              155.0
Other expenses                                               1,014.1 (a)          1,030.7 (a)          1,006.2            1,035.6
                                                       -------------       --------------       --------------      -------------
Income before income taxes                                     195.0                 82.7                275.9              158.3
Income tax expense                                              64.3                 37.3                 88.7               55.9
                                                       -------------       --------------       --------------      -------------
Net income                                                  $  130.7             $   45.4             $  187.2           $  102.4
                                                       =============       ==============       ==============      =============

Basic earnings per common share                             $   0.29             $   0.10             $   0.42           $   0.24

Diluted earnings per common share                           $   0.29             $   0.10             $   0.42           $   0.23

1997 By Quarter:
Revenues                                                    $1,243.3             $1,318.2             $1,293.3           $1,379.7
Restructuring, business
   divestitures and impairment, net (c)                         (4.1)               215.7                  ---              157.7
Other expenses                                               1,034.6              1,065.8                990.1            1,068.3
                                                       -------------       --------------       --------------      -------------
Income before income taxes                                     212.8                 36.7                303.2              153.7
Income tax expense                                              76.6                 65.1                109.2               98.8
                                                       -------------       --------------       --------------      -------------
Net income (loss)                                           $  136.2             $  (28.4)            $  194.0           $   54.9
                                                       =============       ==============       ==============      =============

Basic earnings (loss) per common share                      $   0.30             $  (0.06)            $   0.44           $   0.13

Diluted earnings (loss) per common share                    $   0.29             $  (0.06)            $   0.42           $   0.13
                                                       =============       ==============       ==============      =============

a) The assets of First Data Financial Services ("FDFS") were contributed to a joint venture in July 1998. Revenues and expenses have been restated to reflect this joint venture under the equity method of accounting

b) Results for 1998 include fourth quarter costs relating to the closure of Innovis (formerly Consumer Credit Associates) and other restructuring charges totaling $179.4 million; second quarter loss resulting from the termination of a card processing agreement in the amount of $125.2 million and a $38.5 million write-off of related capitalized platform development costs; and $28.9 million of first quarter restructuring charges. These charges were slightly offset by a first quarter $28.5 million gain on the sale of NTS and a fourth quarter gain on the disposition of VIPS and the resolution of matters from prior divestitures totaling $24.4 million. The after-tax effect of these items was $231.5 million or $0.52 per share.

c) Results for 1997 include a second quarter loss on the FIRST HEALTH Services and Strategies divestitures of $93.8 million, a fourth quarter loss on the Nationwide divestiture of $51.0 million, second quarter impairment charges relating to other health care administrative services businesses of $121.9 million, fourth quarter impairment charges related to First Image of $106.7 million, and $46.4 million of first quarter restructuring charges. These charges were slightly offset by a $50.5 million gain on the first quarter sale of GENEX. The after tax effect of these items was $333.9 million ($0.72 per share).

                            FIRST DATA CORPORATION
                SCHEDULE II - Valuation and Qualifying Accounts
                             (dollars in millions)


                                                                     ADDITIONS
                                                       -------------------------------------
                                                          CHARGED
                                          BALANCE           TO           CHARGED
                                            AT            COSTS             TO                     BALANCE AT
                                         BEGINNING         AND            OTHER                      END OF
          DESCRIPTION                    OF PERIOD       EXPENSES        ACCOUNTS    DEDUCTIONS      PERIOD
----------------------------------       ------------------------------------------------------  --------------
Year Ended December 31, 1998
  Deducted from Receivables               $29.1          $27.4           $0.8  (a)    $29.4  (b)     $27.9
Year Ended December 31, 1997
  Deducted from Receivables                25.2           18.9            5.3  (a)     20.3  (b)      29.1
Year Ended December 31, 1996
  Deducted from Receivables                20.9           15.8            4.4  (a)     15.9  (b)      25.2

------------
(a) Primarily due to acquisitions
(b) Amounts related to business divestitures and write-offs against assets.