Form 10-Q
period 1999-03-31
FIRST DATA CORP
filed 1999-05-07
CIK 883980

                             FIRST DATA CORPORATION

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended          March 31, 1999
                                   ---------------------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _________________ to _________________

                         Commission file number 1-11073

                             FIRST DATA CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                   47-0731996
--------------------------------------------------------------------------------
    (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                   Identification No.)

          5660 NEW NORTHSIDE DRIVE, SUITE 1400, ATLANTA, GA 30328-5800
--------------------------------------------------------------------------------
          (Address of principal executive offices)          (Zip Code)

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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                           Number of Shares Outstanding
    Title of each class                         as of May 3, 1999
    -------------------                    ----------------------------
Common Stock, $.01 par value                        431,917,678

                                      INDEX

                                                                     PAGE
PART I   FINANCIAL INFORMATION                                      NUMBER
                                                                    ------
Item 1.  Consolidated Financial Statements:

         Consolidated Statements of Income for the
         three months ended March 31, 1999 and 1998................... 3

         Consolidated Balance Sheets at March 31, 1999
         and December 31, 1998........................................ 4

         Consolidated Statements of Cash Flows for the
         three months ended March 31, 1999 and 1998................... 5

         Notes to Consolidated Financial Statements................... 6

Item 2.  Management's Discussion and Analysis of

         Financial Condition and Results of Operations................11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...19


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings............................................21

Item 6.  Exhibits and Reports on Form 8-K.............................21

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                             FIRST DATA CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In millions, except per share amounts)
                                   (Unaudited)

                                               Three Months Ended March 31,
                                               ----------------------------
                                                   1999            1998
                                                ---------        ---------
REVENUES
Service revenues                                 $1,251.4        $1,181.3
Product sales and other                              18.2            28.2
                                                 --------        --------
                                                  1,269.6         1,209.5
                                                 --------        --------

EXPENSES
Operating                                           846.5           788.6
Selling, general & administrative                   197.4           198.6
Restructuring, business divestitures
     and impairment, net                               --             0.4
Interest                                             24.2            26.9
                                                 --------        --------
                                                  1,068.1         1,014.5
                                                 --------        --------

Income before income taxes                          201.5           195.0

Income taxes                                         60.5            64.3
                                                 --------        --------

Net income                                       $  141.0        $  130.7
                                                 ========        ========

Earnings per common share - basic                $   0.32        $   0.29
                                                 ========        ========

Earnings per common share - diluted              $   0.32        $   0.29
                                                 ========        ========

See notes to consolidated financial statements.

                             FIRST DATA CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                  (In millions)
                                   (Unaudited)

                                                                       March 31,         December 31,
          ASSETS                                                        1999                 1998
                                                                       ---------         ------------
Cash and cash equivalents                                              $   469.3          $   459.5
Settlement assets                                                        9,445.5            9,758.0
Accounts receivable, net of allowance for doubtful accounts
     of $32.3 (1999) and $27.9 (1998)                                      854.6              940.1
Property and equipment, net                                                753.0              781.0
Goodwill, less accumulated amortization
     of $561.5 (1999) and $542.7 (1998)                                  2,865.9            2,885.4
Other intangibles, less accumulated amortization
     of $590.8 (1999) and $548.5 (1998)                                  1,103.7            1,107.9
Other assets                                                               728.1              655.1
                                                                       ---------          ---------
                                                                       $16,220.1          $16,587.0
                                                                       =========          =========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Settlement obligations                                            $ 9,296.7          $ 9,617.0
     Accounts payable and other liabilities                              1,656.8            1,642.4
     Borrowings                                                          1,507.0            1,571.7
                                                                       ---------          ---------
           Total Liabilities                                            12,460.5           12,831.1
                                                                       ---------          ---------

Commitments and contingencies
Stockholders' Equity:
     Common Stock, $.01 par value; authorized 600.0 shares,
         issued 448.9 shares in 1999 and 1998                                4.5                4.5
     Additional paid-in capital                                          2,153.9            2,143.2
                                                                       ---------          ---------
     Paid-in capital                                                     2,158.4            2,147.7
     Retained earnings                                                   2,008.4            1,893.9
     Accumulated other comprehensive income                                 32.9               54.1
     Less treasury stock at cost, 15.3 shares (1999)
         and 13.4 shares (1998)                                           (440.1)            (339.8)
                                                                       ---------          ---------
           Total Stockholders' Equity                                    3,759.6            3,755.9
                                                                       ---------          ---------
                                                                       $16,220.1          $16,587.0
                                                                       =========          =========

See notes to consolidated financial statements.

                             FIRST DATA CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)
                                   (Unaudited)

                                                                                 Three Months Ended March 31,
                                                                                 ----------------------------
                                                                                      1999         1998
                                                                                     -------      -------
Cash and cash equivalents at beginning of period                                     $ 459.5      $ 410.5
                                                                                     -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                         141.0        130.7
    Adjustments to reconcile to net cash provided by operating activities:
         Depreciation and amortization                                                 144.9        141.4
         Other noncash items                                                             6.5          5.9
         Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
             Accounts receivable                                                        85.1         (2.3)
             Other assets                                                              (72.9)         7.0
             Accounts payable and other liabilities                                     38.5        (23.3)
             Income tax accounts                                                        (1.0)         5.3
                                                                                     -------      -------
                 Net cash provided by operating activities                             342.1        264.7
                                                                                     -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES
    Current year acquisitions, net of cash acquired                                     (4.2)       (61.3)
    Payments related to other businesses previously acquired                           (30.6)       (34.2)
    Additions to property and equipment, net                                           (39.5)      (120.3)
    Payments to secure customer service contracts, including outlays
         for conversion, and capitalized systems development costs                     (58.7)       (97.0)
    Other investing activities                                                          (7.8)         0.4
                                                                                     -------      -------
                Net cash used in investing activities                                 (140.8)      (312.4)
                                                                                     -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES
    Short-term borrowings, net                                                        (163.6)       (12.9)
    Borrowings (payments) on long-term debt                                             98.9         (0.5)
    Proceeds from issuance of common stock                                              52.9         23.0
    Purchase of treasury shares                                                       (170.9)       (46.5)
    Cash dividends                                                                      (8.8)        (8.9)
                                                                                     -------      -------
              Net cash used for financing activities                                  (191.5)       (45.8)
                                                                                     -------      -------

Change in cash and cash equivalents                                                      9.8        (93.5)
                                                                                     -------      -------
Cash and cash equivalents at end of period                                           $ 469.3      $ 317.0
                                                                                     =======      =======

See notes to consolidated financial statements

                             FIRST DATA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The accompanying consolidated financial statements of First Data Corporation ("FDC" or the "Company") should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1998. Significant accounting policies disclosed therein have not changed.

     The accompanying consolidated financial statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial position of the Company at March 31, 1999 and the consolidated results of its operations and cash flows for the three months ended March 31, 1999 and 1998. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

     In July 1998, the assets of First Data Financial Services ("FDFS") were contributed to a joint venture. As a result, the consolidated financial statements for the three months ended March 31, 1998 have been restated to reflect FDFS operating results under the equity method of accounting.

     FDC recognizes revenues from its information processing services as such services are performed, recording revenues net of certain costs not controlled by the Company (primarily interchange fees and assessments charged by credit card associations of $391.3 million and $319.1 million for the three months ended March 31, 1999 and 1998, respectively).

2. Innovis, Inc. (formerly Consumer Credit Associates, Inc.) operations, other than those included in the sale to CBC Companies, Inc. as described in Note 9 were substantially shut down by March 31, 1999. Innovis utilized $4.3 million of the $9.5 million December 31, 1998 reserve balance for severance and other costs during the first quarter. The remaining reserve of $5.2 million, which includes $3.7 million for severance and $1.5 million for other exit costs, will be utilized to cover the remaining shutdown costs.

     During the second quarter of 1998, the Company amended its agreement with HSBC Holdings, plc ("HSBC") and recorded a $125.2 million loss contract provision. In September 1998, the Company announced the termination of its Hong Kong card-processing contract with HSBC. Such termination caused an Australian card-processing contract to become a loss contract. Of the $19.1 million HSBC accrual at December 31, 1998, $4.7 million was utilized during the first quarter 1999, $3.3 million for the Australian loss contract and $1.4 million for Hong Kong wind down costs. The remaining accrual of $14.4 million is expected to be utilized throughout the remainder of 1999 primarily for losses related to the Australian contract.

     During the first quarter of 1998, the Company incurred restructuring charges of $23.1 million; $19.1 million related to merchant processing services and $4.0 million relating to card issuer services. The charges consisted of severance accruals for approximately 579 employees of $13.3 million and facility closure costs and related costs of $9.8 million. Through March 31, 1999 the Company had

                             FIRST DATA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     utilized $14.4 million of the accrual; $11.8 for severance and $2.6 for facility closure and related costs. During the first quarter of 1998, the Company also recorded impairment charges of $5.8 million related to merchant processing services as a result of facility closures and terminated conversion efforts.

     In February 1998, the Company sold its NTS transportation services unit and simultaneously acquired a gaming services business from the company that acquired NTS. The acquisition price of the gaming services business was equal to the fair market value of NTS's assets plus approximately $50.5 million in cash. The disposition of NTS resulted in a pretax gain of $28.5 million.

     The following table summarizes the Company's utilization of restructuring accruals for the quarter ended March 31, 1999:

                                    Employee       Facility       Other Exit
                                    Severance      Closure           Costs

     Remaining Accrual at
     December 31, 1998                 $7.9         $7.9             $2.0

     Cash Payments and
     Other Charges                      2.3          0.2              ---
                                       ----         ----             ----

     Remaining Accrual at
     March 31, 1999*                   $5.6         $7.7             $2.0
                                       ====         ====             ====

         *Excludes Hong Kong and Innovis activities described previously.

3. In March 1999, the Company announced definitive agreements with Bank One Corporation and Paymentech, Inc. for the acquisition of Paymentech's 16 million publicly held shares (45% of total shares outstanding) at a price of $25.50 per share and for the combination of Paymentech's operations with the existing Bank One/First Data merchant alliance. This transaction is subject to regulatory approval and certain other conditions and is expected to be completed in the third quarter of 1999, assuming receipt of necessary regulatory approvals.

4. The Company's commercial paper borrowings at March 31, 1999 were $278.7 million under its $1.5 billion commercial paper program and supporting revolving credit facilities. At March 31, 1999, the Company has $525 million available under shelf registrations providing for the issuance of debt and equity securities and $210 million available under its uncommitted bank lines.

     During March 1999, the Company entered into a $100 million, 5-year bullet maturity debt financing with a floating interest rate. The effective interest rate on this borrowing is based on 1.46% below the 90-day U.S. LIBOR rate, which as of March 31, 1999 was approximately 3.44%. Under certain circumstances the financing may be prepaid.

5. Earnings per common share amounts are computed by dividing net income amounts by weighted average common and common equivalent shares (when dilutive) outstanding during the period.

                             FIRST DATA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Amounts utilized in per share computations are as follows:

     For the three months ended March 31,            1999             1998
     --------------------------------------------------------------------------

     (In millions)

     Weighted average shares outstanding:
          Basic weighted average shares              434.4           447.3
          Stock options                                6.5             3.7
          Restricted stock awards                      0.2             ---
                                                     -----           -----
                                                     441.1           451.0
                                                     =====           =====

     Diluted earnings per common share was calculated based on weighted-average shares outstanding including the dilutive impact of common stock equivalents which consist of outstanding stock options, warrants and restricted stock awards.

6. The components of comprehensive income are as follows (in millions):

                                                   Three months ended
                                                        March 31,
                                                 ------------------------

                                                  1999              1998
                                                 ------            ------
     Net income                                  $141.0            $130.7

     Foreign exchange effect                      (11.5)              (.7)
     Unrealized loss on
       Securities                                  (9.7)              ---
                                                 ------            ------
     Total comprehensive income                  $119.8            $130.0
                                                 ======            ======

7. First Data Corporation classifies its businesses into three segments: payment instruments, card issuer services and merchant processing services. See the Company's 1998 Annual Report on Form 10-K for a detailed description of each segment and the accounting policies of the operating segments.

                             FIRST DATA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     The following table presents the Company's operating segment results for the three months ended March 31, 1999 and 1998 (in millions):

                                                Three Months Ended
                                                     March 31,
                                               --------------------
                                                 1999         1998
                                               --------    --------
Revenues:
     Payment Instruments                       $  459.0    $  382.6
     Card Issuer Services                         350.8       334.7
     Merchant Processing Services                 345.6       313.1
     All Other and Corporate                      150.2       138.8
                                               --------    --------
          Subtotal                              1,305.6     1,169.2
                                               --------    --------

     Divested Operations                           --          68.1
     Eliminations (a)                             (36.0)      (27.8)
                                               --------    --------
          Consolidated                         $1,269.6    $1,209.5
                                               ========    ========
Operating Profit:
     Payment Instruments                       $  116.6    $   97.8
     Card Issuer Services                          59.8        57.0
     Merchant Processing Services                  69.5        55.1
     All Other and Corporate                       15.8        34.3
                                               --------    --------
          Subtotal                                261.7       244.2
                                               --------    --------

     Divested Operations                           --           5.9
     Corporate Interest Expense, net              (24.2)      (26.9)
     Restructuring, Business Divestitures
        and Impairments, net                       --          (0.4)
     Eliminations (a)                             (36.0)      (27.8)
                                               --------    --------
          Consolidated                         $  201.5    $  195.0
                                               ========    ========
Depreciation & Amortization:
     Payment Instruments                       $   25.0    $   22.1
     Card Issuer Services                          59.6        58.9
     Merchant Processing Services                  48.1        44.7
     All Other and Corporate                       12.2         9.5
                                               --------    --------
          Subtotal                                144.9       135.2

     Divested Operations                           --           6.2
                                               --------    --------
          Consolidated                         $  144.9    $  141.4
                                               ========    ========

(a) Represents elimination of adjustment to record tax-exempt revenues (primarily in Payment Instruments) on a pretax equivalent basis.

                             FIRST DATA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

8. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities at fair value. It is effective for financial statements for fiscal years beginning after June 15, 1999. The Company is evaluating the impact of SFAS 133 on the Company's future earnings and financial position, but does not expect it to be material.

9. Subsequent Event - In April 1999, the Company entered into an agreement to sell Innovis, Inc. (formerly Consumer Credit Associates, Inc.) to CBC Companies, Inc. This transaction closed April 23, 1999 and resulted in the Company receiving net proceeds of approximately $20 million. As a result of selling Innovis, rather than only shutting down operations, certain tax benefits not previously available will be realized; consequently, the after-tax benefit, which will be recorded in the second quarter, will be approximately $37 million.

                             FIRST DATA CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Significant Developments

During the first three months of 1999, First Data Corporation ("FDC" or the "Company") continued to emphasize its three principal business segments: payment instruments, card issuer services and merchant processing services. The Company has continued this emphasis to further its overarching strategic objective: to process every electronic transaction worldwide from the point of occurrence to the point of settlement. FDC is keenly focused on improving execution of strategic plans, enhancing sales and marketing activities, identifying operational efficiencies and building on the fundamental strengths of its business.

In the payment instruments segment, Western Union continues to experience strong growth. Western Union now offers money transfer services at more than 58,000 agent locations (a 28% increase since March 31, 1998) in 169 countries worldwide. Development efforts continued on several new products and services, including TransPoint, the Company's Internet-based bill presentment and payment service joint venture, which is scheduled for introduction in the second quarter 1999.

Card issuer services volume trends remained positive in the first quarter of 1999 with total accounts on file growing to 215 million - up 13% from the prior year first quarter. The Company also signed an agreement with Dresdner Bank in Germany and renewed its contract with Fleet Bank for an additional 10 years.

Revenues in the merchant processing services segment grew 10% in the first three months of 1999 compared to the first three months of 1998. This growth was driven primarily by increases in dollar volume processed (17% growth) and the impact of 1998 revenue enhancement initiatives.

In March 1999, the Company announced the signing of a definitive agreement with Bank One Corporation and Paymentech, Inc. for the acquisition of Paymentech, Inc.'s publicly held shares (approximately 16 million shares) at a cost of $25.50 per share (Bank One owns the remaining 20 million shares of Paymentech). Subsequent to the share acquisition, the operations of Paymentech and Banc One Payment Services, LLC, FDC's merchant bank alliance with Bank One, will be combined. Pending approval by the shareholders of Paymentech as well as certain regulatory agencies, this transaction will be completed during the third quarter of 1999. The transaction, when completed, is expected to be approximately one cent dilutive to First Data's earnings per share and to have an immediate accretive impact to cash flow. The potential for this transaction was considered in the Company's previously stated 1999 financial outlook and the Company remains comfortable with its earnings per share guidance of $1.68 to $1.76.

FDC continues to aggressively expand its e-commerce activities. In the first three months of 1999, the Company launched several new marketplace tools including MerchantStuff.com and VirtualApp.com. At the MerchantStuff.com website, a merchant can get everything needed to do business on the internet from setting up a storefront to securing the necessary payment software. VirtualApp.com is a fully automated merchant activation website wherein a merchant is able to obtain all the authorization codes and gateway connections needed to accept payments on the Internet. In addition to introducing new e-commerce marketplace tools, the Company also began building critical relationships with several Internet-related companies including Yahoo!store, Register.com and recently, Verio.

                             FIRST DATA CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                   (Continued)

The Company continues its national rollout of TeleCheck's electronic check acceptance service. At March 31, 1999 this service was being offered at 10,000 merchant locations (up from 7,500 locations at December 31, 1998).

In April 1999, the Company entered into an agreement to sell Innovis, Inc. (formerly Consumer Credit Associates, Inc.) to CBC Companies, Inc. This transaction closed April 23, 1999 and resulted in the Company receiving net proceeds of approximately $20 million. As a result of selling Innovis, rather than only shutting down operations, certain tax benefits not previously available will be realized; consequently, the after-tax benefit, which will be recorded in the second quarter, will be approximately $37 million.

Innovis operations, other than those included in the sale to CBC, were substantially shutdown by March 31, 1999. Innovis utilized $4.3 million of the $9.5 million December 31, 1998 reserve balance for severance and other exit costs during the first quarter. The remaining reserve of $5.2 million, which includes $3.7 million for severance and $1.5 million for other exit costs, will be utilized to cover the remaining shutdown costs.

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

Results of Operations

The Company derives revenues in each of its reportable segments based principally on the number of transactions processed, a percentage of dollar volume processed, or on a combination thereof. Lesser amounts of revenue are generated from foreign currency exchange on money transfer transactions and sharing in investment earnings on fiduciary funds. Total revenues for the quarter ended March 31, 1999 increased 5% to $1.27 billion from $1.21 billion in the prior year quarter. Revenues continued to be impacted by significant divestiture activity over the last year as the Company has focused on its core payment services business. The Company's internal growth rate in revenues over first quarter 1998 (excluding the effects of business acquisitions and business divestitures) was 11%.

Product sales and other revenues decreased 35% from $28.2 million in the first quarter of 1998 to $18.2 million in first quarter 1999. The largest component of the decline is attributable to decreases in IBT branch installations. Also, lesser amounts of contingent payments from a previously-formed merchant alliance were received in the first quarter of 1999 compared to the same period in 1998.

Operating expenses for the first quarter of 1999 increased 7% to $846.5 million compared to $788.6 million in the 1998 first quarter. Year 2000 ("Y2K") readiness expenses for the 1999 first quarter approximated $21 million as compared to $14 million in 1998's first quarter. Expense associated with investment spending (principally in the payment instruments segment) increased approximately $7 million over 1998's first quarter. In addition, the Company has undertaken certain corporate initiatives

                             FIRST DATA CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                   (Continued)

which will improve the effectiveness of the Company overall but which results in increased costs in the short-term.

Selling, general and administrative expenses declined 1% to $197.4 million in 1999's first quarter compared to $198.6 million for the same period in 1998. This decrease is attributable mainly to the impact of business unit divestitures in 1998.

Interest expense decreased 10% to $24.2 million in 1999 from $26.9 in the first quarter of 1998 due primarily to reductions in debt balances achieved through strong cash flow from operations and significantly reduced capital expenditures. Borrowings at March 31, 1999 were $1.51 billion as compared to $1.57 billion at the end of 1998.

FDC's effective tax rate for the first quarter of 1999 was 30%, a decrease of 3 percentage points from 1998's first quarter rate. This decrease is primarily due to an increase in the amount of non-taxable interest generated from investments in debt instruments issued by state and local governments.

Net income of $141.0 million for the first quarter of 1999 increased 8% from $130.7 million in 1998, and net income margins increased to 11.1% from 10.8%. Margin improvement in the core businesses and a lower tax rate were the primary factors in this increase. Basic and diluted earnings per share increased approximately 10% to $0.32 in 1999 from $0.29 in 1998, as a result of higher net income and fewer weighted average shares outstanding.

Payment Instruments

Total revenues in the payment instruments segment increased by 20% (on a tax-equivalent basis) to $459.0 million in the first quarter of 1999, as compared to $382.6 million in 1998. This increase reflects continuing strong underlying volume increases principally related to international and commercial money transfer. Aggregate money transfer transactions grew 23% (to 17.5 million) over the first quarter of 1998. At March 31, 1999, the agent base had grown 28% as compared to a year ago, with over 58,000 agents in 169 countries.

Operating profits for the first quarter of 1999 grew 19% over last year's first quarter, from $97.8 million to $116.6 million, while margins remained steady at 25%. Mature businesses continue to gain operating leverage through cost efficiencies and price increases in certain markets, offset by price declines in the Mexican market and by investment in new businesses and products.

Card Issuer Services

Total revenues in the card issuer services segment grew 5% for the first quarter of 1999 to $350.8 million as compared to $334.7 million for 1998's first quarter. Card accounts on file as of March 31, 1999 were 214.6 million ( a 13% increase from March 31, 1998) with domestic card accounts growing to 188.3 million (11% growth) and international card accounts growing to 26.3 million (32% growth). Revenues continue to grow more slowly than accounts on file due to a lower ratio of active accounts to total accounts on file and market pricing trends for new business.

During the quarter, the card issuer services segment entered into several new agreements to provide processing services and renewed certain existing processing agreements. The Company also anticipates deconversion of several clients, the most significant which was due to the acquisition of a client by a

                             FIRST DATA CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                   (Continued)

financial institution which processes its card portfolio in-house. None of these terminations, individually or in the aggregate, are expected to have a significant impact on the Company's results of operations. Overall, the Company expects accounts on file to grow approximately 21% for the full year 1999.

Operating profit for the card issuer services segment increased 5% from $57.0 million in 1998's first quarter to $59.8 million in 1999, while operating margins remained flat at 17%.

For several years, it has been uncertain whether the U.K. could impose a value added tax (VAT) on the processing services provided by the Company's First Data Resources Limited (FDRL) business unit. Imposition of a VAT could put FDRL at a competitive disadvantage to in-house credit card processing solutions, which would not be subject to the tax. FDRL recently received a favorable opinion in a pending legal matter that held that the VAT tax could not be imposed by the U.K. taxing authorities in that case. However, the U.K. recently adopted new legislation that purports to impose VAT on third-party credit card processors such as FDRL. Although the imposition of a VAT in the U.K. remains uncertain, the decision received by FDRL indicates that the European Community doctrines prevent the U.K. from imposing a VAT on processing services such as those provided by FDRL.

Merchant Processing Services

Revenues in the domestic merchant processing services segment grew 10% to $345.6 million for the first quarter of 1999 compared to first quarter 1998. Total merchant card dollar volume grew 17% as compared to the first quarter of 1998. Revenue growth was driven by growth in the dollar volume processed and the impact of 1998 revenue enhancement initiatives; however, revenues may not continue to grow at this level due to annualization of these initiatives.

Operating profits increased 26% to $69.5 million for the first quarter of 1999 from $55.1 million for last year's first quarter. Operating margins improved to 20.1% in first quarter 1999 as compared to 17.6% in last year's first quarter. This improvement is reflective of the impact of significant cost reduction and revenue enhancement initiatives implemented in the last year, somewhat offset by an increase in Y2K expenses.

Key elements of FDC's strategy in the merchant processing services segment involve its joint venture alliances with its bank partners and internet commerce. The joint venture alliances require close relationships and cooperative efforts between the Company and its bank partners and could be affected by further consolidation among financial institutions. Internet commerce, while accounting for a very small portion of the segment's transactions currently, is growing rapidly. However, internet commerce is still evolving industry-wide and its ultimate impact on merchant processors and acquirers is uncertain.

All Other and Corporate

Revenues from all other continuing operations increased 8% to $150.2 million for the first quarter of 1999 from $138.8 million in first quarter 1998. This increase is primarily attributable to a 16% increase in revenues in the Investor Services Group due to the addition of new contracts and acquisitions completed in 1998. IBT revenues were down approximately $8 million from the prior year first quarter due to a decline in branch installations, while Call Interactive and TeleServices revenues were up over last year.

                             FIRST DATA CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                   (Continued)

Operating profits declined 54% in 1999, from $34.3 million to $15.8 million. Operating profit for the Investor Services Group was relatively flat primarily as a result of expense relating to new business and the integration of 1998 acquisitions. Operating profit declined at IBT as a result of lower revenues. Additionally, the extent and timing of certain Corporate initiatives focused on improving the effectiveness of the Company's overall operations increased Corporate expenses.

Capital Resources and Liquidity

FDC continues to generate significant cash flow from operations, aggregating $342.1 million in the three months ended March 31, 1999, as compared to $264.7 million for the three months ended March 31, 1998. FDC utilized this cash flow to reinvest in its existing businesses, to contribute to the financing of business expansion, to fund treasury stock purchases and to repay borrowings.

FDC reinvests cash in its existing businesses principally to expand its processing capabilities through property and equipment additions and to establish customer-processing relationships through contract payments and costs for conversion and systems development. These cash outlays decreased to $98.2 million for the first quarter of 1999 as compared to $217.3 million for the first quarter of 1998. For the full year 1999, the Company expects such total non-acquisition spending to be less than 1998's full year total of $649.8 million. The Company currently expects total Year 2000 related systems spending for the full year 1999, which will be expensed as incurred, to be approximately $85-$95 million, as compared to $75 million incurred for the full year 1998. (See the Year 2000 section following Capital Resources and Liquidity for additional information.) Although some of the Company's Year 2000 spending is incremental, the Company expects to redeploy much of its Year 2000 spending to make significant investments in new and enhanced operating platforms after completion of its Year 2000 program. Such investments will encompass all segments, but are likely to be concentrated in the merchant processing services and card issuer services segments.

Overall, FDC's operating cash flow for the three months ended March 31, 1999 exceeded its non-acquisition investing activities by $236.1 million. These cash sources contributed to funds utilized for short-term borrowing repayments and treasury stock purchases.

The Company's financing activities include net borrowings, proceeds from stock option exercises, share repurchases under the Board authorized program described below and for purposes of meeting requirements of employee benefit programs, and dividend payments. Net cash used in financing activities was $191.5 million during the first three months of 1999, as compared to $45.8 million in the 1998 period.

The Company made cash outlays totaling $170.9 million in the three months ended March 31, 1999 to buy back shares of its common stock. Proceeds from stock option exercises totaling $52.9 million partially offset these outlays. In addition, the Company continued its practice of paying quarterly cash dividends, resulting in $8.8 million of cash payments to the Company's common stockholders.

In September 1998, the Company announced that its Board of Directors authorized management to purchase up to $500 million of its outstanding common stock. The Company expects funding for the program will come from operating cash flow and existing bank facilities. In December 1998, the Board increased the total authorization to $550 million in conjunction with the issuance of a convertible note. Through March 31, 1999, the Company had repurchased 13.1 million shares under this program. Approximately $173 million remains available for share repurchase under the current authorization.

                             FIRST DATA CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                   (Continued)

The Company has two outstanding shelf registration facilities, one providing for the issuance of debt and equity securities up to $1.0 billion in the aggregate (of which $525 million remains available) and the other providing for the issuance of approximately 10 million shares of the Company's common stock in connection with certain types of acquisitions. During March 1999, the Company entered into a $100 million, 5-year, bullet maturity debt financing with a floating interest rate. The effective interest rate on this borrowing is based on 1.46% below the 90-day U.S. LIBOR rate, which as of March 31, 1999 was approximately 3.44%. Under certain circumstances the financing may be prepaid.

Included in cash and cash equivalents on the Consolidated Balance Sheet at March 31, 1999 is $90.4 million related to required investments of cash in connection with the Company's merchant card settlement operation and additional amounts used to support the operations of certain business areas; the remainder is available for general corporate purposes. Also, FDC has remaining available short-term borrowing capability of $1.3 billion at March 31, 1999 under the Company's commercial paper program and through its bank credit lines.

The Company believes that its current level of cash and financing capability along with future cash flows from operations are sufficient to meet the needs of its existing businesses. However, the Company may from time to time seek longer-term financing to support additional cash needs or reduce its short-term borrowings.

Year 2000

See pages 23-28 of the Company's 1998 Annual Report on Form 10-K for additional information regarding the Company's Year 2000 program.

State of Readiness. The Company's Y2K preparedness efforts are differentiated between information technology ("IT") systems and non-IT systems. Non-IT systems are embedded systems that support facilities infrastructures. The upgrade of non-IT systems for 105 of 110 mission critical buildings has been completed. The upgrade for other mission critical and non-mission critical buildings is expected to be completed during the second quarter of 1999.

 IT systems include primarily computer hardware and software and related systems. The Company is implementing a five phase Y2K readiness plan for IT systems: (i) Phase 1- Impact Analysis and Inventory, (ii) Phase 2- Code Renovation/Operating System Upgrade, (iii) Phase 3- Data-Aged Test Execution,
(iv) Phase 4- Client Test Execution, and (v) Phase 5- Production Implementation. A description of each phase may be found on page 24 of the Company's 1998 Annual Report on Form 10-K. The following Status Chart indicates the approximate percentage of work completed for the mission-critical systems of the following material business units by phase as of April 30, 1999.


Business Unit                      Phase 1   Phase 2   Phase 3  Phase 4  Phase 5
-------------                      --------  --------  -------  -------  -------
  Target Completion Date
    For each phase                 12/31/97  12/31/98  3/31/99  6/30/99  6/30/99

Card Issuer Units
  First Data Resources               100%      100%      100%    90%       96%
  First Data Australia               100%      100%      100%    35%       97%
  First Data Resources Limited*      100%      100%       65%    49%       80%
  First Data Oil Services            100%      100%       95%    90%       99%

                             FIRST DATA CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                   (Continued)

  Donnelley Marketing**               100%      100%      100%    80%      100%
  Hogan Information Services          100%      100%      100%   100%      100%
Merchant Processing Units
  First Data Merchant Services***     100%      100%       91%    79%       95%
  BMCF Gaming joint venture           100%      100%      100%    75%       75%
  First Data POS (MicroBilt)          100%      100%      100%   100%      100%
  TeleCheck                           100%      100%      100%    35%      100%
Payment Instruments Units
  Western Union                       100%      100%      100%    94%       99%
  Orlandi Valuta                      100%      100%      100%   100%      100%
  Integrated Payment Systems          100%      100%      100%    56%      100%
  CashTax*                            100%      100%       75%    67%      100%
Other
  Call Interactive                    100%      100%      100%   100%      100%
  Investor Services Group             100%      100%      100%    58%      100%
  TeleServices                        100%      100%      100%   100%      100%

         * The First Data Resources Limited and CashTax business units are conducting a portion of their internal testing in Phase 3 and client testing in Phase 4 in segments rather than completing each phase independently. Under the segment method, both phase 3 and phase 4 are conducted on segments of the IT system at the same time. This method increases the time period for completion of phase 3 but does not affect the time period to complete both phases. Both business units are being closely monitored and management anticipates that both business units will complete phases 3 and 4 by June 30, 1999.

         **Formerly reported as First Data Solutions.

         *** Original Year 2000 plans called for the First Data Merchant Services business unit to convert one of its merchant capture systems (the "Nashville" system), representing approximately 9.2% of daily merchant authorization volume of FDMS, to a new Y2K compliant system (the "FDMS 6000" system). Due to delays in the conversion of the Nashville platform to the FDMS 6000 system, the Company decided to remediate the Nashville front-end platform. Code renovation of the Nashville system is complete and the Company is currently in the testing phase. Future-dated testing is expected to be completed by the end of June and the code is expected to be in full production by July 1999. The Company and the federal banking agencies that comprise the Federal Financial Institutions Examination Council (FFIEC) entered into an agreement confirming the Company's commitment to the completion dates for testing and implementation into production of the Nashville system. Remediation of the Nashville system is reflected in the Status Chart.

As indicated in the Status Chart, some of our business units are reporting exceptions to the above FDC completion dates. These exceptions are being monitored closely, and management believes that its mission-critical systems will be Y2K ready in a timely manner.

                             FIRST DATA CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                   (Continued)

Material Relationships. The Company continues to coordinate with third parties regarding Y2K issues. The status of assessment and testing with respect to third-party risks is reflected in the Status Chart. Notwithstanding these efforts, unexpected third-party failures could occur and, despite testing procedures, erroneous or corrupted data received from third parties could impact internal systems and cause material service disruptions.

The Company identified third-party relationships believed to be most material to the Company on pages 26 and 27 of the Company's 1998 Annual Report on Form 10-K. The information in the Annual Report on Form 10-K concerning the status of assessment and testing regarding those relationships is updated as follows: (i) Telecommunications- The Company is participating in Y2K testing programs with various telecommunication companies; the testing is expected to be completed by the end of the second quarter of 1999; and (ii) SIAC- Investor Services Group has completed its testing with the Securities Industry Automation Corporation
(SIAC) and no Year 2000 issues were reported as a result of the SIAC testing.

Contingency Plans. Each business unit is developing its own contingency plans pursuant to Task Force guidelines. There are two types of plans. All of the Company's major business units have hardware/software contingency plans in case a supplier of hardware/software products or internally developed systems used in a business does not have a Y2K ready version in time for implementation and testing. A second type of contingency plan focuses on business contingency plans to support the date change event. Although each business unit has its own unique business plan, the plans generally call for obtaining goods and services from alternative sources, utilizing alternative methods to perform functions, and establishing command centers and communication procedures to manage the actual rollover to the Year 2000. The Company's units have developed preliminary staffing support plans to ensure that appropriate on-site staff are in place to implement any contingency plan and address any issues that may arise. The Company's major data centers also have power generation systems to provide electrical backup for reasonable periods of time based on accepted business practices for the relevant business unit. Each data center is exploring keeping additional fuel reserves on site as part of its contingency plan. It is expected that these plans will be revised throughout 1999, as the Company completes testing with clients and gains a better understanding of external third party risks.

Costs to Address the Company's Year 2000 Issues. Through March 31, 1999, the Company has spent in aggregate approximately $130 million in connection with preparing for the Year 2000, of which approximately $21 million was spent in the first quarter of 1999. The Company anticipates that Y2K expenditures for the remainder of 1999 will be approximately $64-$74 million. Of the 1999 spending, approximately 98% has been spent on software remediation and testing and approximately 2% has been spent to replace systems and equipment and to add testing capacity. The Company anticipates that Y2K expenses will be approximately 10% of the IT budget for 1999. To date, the Company has financed its Y2K expenses from cash flow and expects to continue to do so.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the 1998 Annual Report on Form 10-K related to the Company's exposure to market risk from interest rates.

                     Independent Accountants' Review Report

The Stockholders and Board of Directors
First Data Corporation

We have reviewed the accompanying consolidated balance sheet of First Data Corporation as of March 31, 1999, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of First Data Corporation as of December 31, 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated January 28, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                       Ernst & Young LLP

Atlanta, Georgia
April 23, 1999

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. None of these matters, either individually or in the aggregate, currently is material to the Company except for the matters reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "Annual Report"). There were no material developments in the litigation matters previously disclosed. In connection with the Company's acquisition of the outstanding public ownership of Paymentech, Inc. (PTI), representing approximately 45% of the outstanding shares of PTI, three suits have been filed which management does not expect to be material to the Company.

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits

         2.1 Agreement and Plan of Merger dated as of March 22, 1999, among First Data Corporation FB Merging Corporation and Paymentech, Inc. (incorporated by reference to 99(a) of the registrant's
                  Schedule 13D filed on April 1, 1999).

         2.2 Stockholder Agreement, dated as of March 22, 1999, among First Data Corporation, FDC Offer Corporation, FB Merging Corporation, BANK ONE CORPORATION and First USA Financial, Inc. (incorporated by reference to Exhibit 99(b) of the registrant's Schedule 13D filed on April 1, 1999).

         2.3 Contribution Agreement, dated as of March 22, 1999, between First Data Corporation and BANK ONE CORPORATION (incorporated by reference to Exhibit 99(c) of the registrant's Schedule 13D filed on April 1, 1999).

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

                                               FIRST DATA CORPORATION
                                             --------------------------------
                                                    (Registrant)

Date:    May 6, 1999                      By    /s/ Lee Adrean
       --------------                        ----------------------------------
                                                 Lee Adrean
                                                 Executive Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)

Date:    May 6, 1999                      By    /s/ J. Allen Berryman
       --------------                        ----------------------------------
                                                 J. Allen Berryman
                                                 Vice President and
                                                 Corporate Controller
                                                 (Principal Accounting Officer)

                             FIRST DATA CORPORATION

                                INDEX TO EXHIBITS
                                -----------------

Exhibit
Number            Description
------            --------------------------------------------------------------

2.1 Agreement and Plan of Merger dated as of March 22, 1999, among First Data Corporation FB Merging Corporation and Paymentech, Inc. (incorporated by reference to 99(a) of the registrant's
                  Schedule 13D filed on April 1, 1999).

2.2 Stockholder Agreement, dated as of March 22, 1999, among First Data Corporation, FDC Offer Corporation, FB Merging Corporation, BANK ONE CORPORATION and First USA Financial, Inc. (incorporated by reference to Exhibit 99(b) of the registrant's Schedule 13D filed on April 1, 1999).

2.3 Contribution Agreement, dated as of March 22, 1999, between First Data Corporation and BANK ONE CORPORATION (incorporated by reference to Exhibit 99(c) of the registrant's Schedule 13D filed on April 1, 1999).

 12               Computation of Ratio of Earnings to Fixed Charges

 15               Letter regarding Unaudited Interim Financial Information

27.1              Financial Data Schedule (for SEC use only)

99.1 Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements