Form 10-Q
period 1999-06-30
FIRST DATA CORP
filed 1999-08-10
CIK 883980

                            FIRST DATA CORPORATION

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended  June 30, 1999
                                           -------------

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _________________ to _________________


                        Commission file number 1-11073
                                               -------


                            FIRST DATA CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)



                 DELAWARE                                        47-0731996
  -------------------------------                           -------------------
  (State or other jurisdiction of                            (I.R.S. Employer
   incorporation or organization)                           Identification No.)



         5660 NEW NORTHSIDE DRIVE, SUITE 1400, ATLANTA, GA       30328-5800
         ------------------------------------------------------------------
             (Address of principal executive offices)            (Zip Code)



      Registrant's telephone number, including area code  (770) 857-0001
                                                          --------------



                                 NOT APPLICABLE
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report.)



   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X     No
                                              ------      ----


   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                 Number of Shares Outstanding
       Title of each class                           as of August 2, 1999
   ----------------------------                  ----------------------------
   Common Stock, $.01 par value                           429,038,474

                                     INDEX
                                     -----

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I   FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

         Consolidated Statements of Income for the three and six
         months ended June 30, 1999 and 1998..............................   3

         Consolidated Balance Sheets at June 30, 1999 and
         December 31, 1998................................................   4

         Consolidated Statements of Cash Flows for the
         six months ended June 30, 1999 and 1998..........................   5

         Notes to Consolidated Financial Statements.......................   6


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................  12


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......  22


PART II  OTHER INFORMATION


Item 1.  Legal Proceedings................................................  24


Item 4.  Submission of Matters to a Vote of Security Holders..............  25


Item 6.  Exhibits and Reports on Form 8-K.................................  26

                        PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                            FIRST DATA CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                    (In millions, except per share amounts)
                                  (Unaudited)

                                           Three months ended June 30,          Six months ended June 30,
                                           ---------------------------          -------------------------
                                                1999          1998                  1999          1998
                                              --------      --------              --------      --------
REVENUES
Service revenues                              $1,367.0      $1,245.8              $2,618.4      $2,427.1
Product sales and other                           30.9          31.3                  49.1          59.5
                                              --------      --------              --------      --------
                                               1,397.9       1,277.1               2,667.5       2,486.6
                                              --------      --------              --------      --------
EXPENSES
Operating                                        899.7         818.2               1,746.2       1,606.8
Selling, general & administrative                208.7         184.6                 406.1         383.2
Provision for loss on contract                     -           125.2                   -           125.2
Restructuring, business divestitures,
 litigation and impairment, net                   34.9          38.5                  34.9          38.9
Interest                                          22.8          27.9                  47.0          54.8
                                              --------      --------              --------      --------
                                               1,166.1       1,194.4               2,234.2       2,208.9
                                              --------      --------              --------      --------

Income before income taxes                       231.8          82.7                 433.3         277.7

Income taxes                                      38.5          37.3                  99.0         101.6
                                              --------      --------              --------      --------
Net income                                    $  193.3      $   45.4              $  334.3      $  176.1
                                              ========      ========              ========      ========

Earnings per common share  basic              $   0.45      $   0.10              $   0.77      $   0.39
                                              ========      ========              ========      ========

Earnings per common share  diluted            $   0.44      $   0.10              $   0.76      $   0.39
                                              ========      ========              ========      ========

See notes to consolidated financial statements.

                            FIRST DATA CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (In millions)
                                  (Unaudited)

                                                                            June 30,                  December 31,
                                                                              1999                       1998
                                                                           ---------                  -----------
                        ASSETS
Cash and cash equivalents                                                  $   464.6                    $   459.5
Settlement assets                                                           10,065.7                      9,758.0
Accounts receivable, net of allowance for doubtful accounts
 of $34.2 (1999) and $27.9 (1998)                                              871.8                        940.1
Property and equipment, net                                                    755.2                        781.0
Goodwill, less accumulated amortization of $587.3 (1999) and
 $542.7 (1998)                                                               2,852.4                      2,885.4
Other intangibles, less accumulated amortization of $647.5
 (1999) and $548.5 (1998)                                                    1,105.4                      1,107.9
Other assets                                                                   772.7                        655.1
                                                                           ---------                    ---------
                                                                           $16,887.8                    $16,587.0
                                                                           =========                    =========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Settlement obligations                                                    $10,080.9                    $ 9,617.0
 Accounts payable and other liabilities                                      1,614.9                      1,642.4
 Borrowings                                                                  1,485.3                      1,571.7
                                                                           ---------                    ---------
  Total Liabilities                                                         13,181.1                     12,831.1
                                                                           ---------                    ---------
Commitments and contingencies
Stockholders' Equity:
 Common Stock, $.01 par value; authorized 600.0 shares,
  issued 448.9 shares in 1999 and 1998                                           4.5                          4.5
 Additional paid-in capital                                                  2,165.1                      2,143.2
                                                                           ---------                    ---------
 Paid-in capital                                                             2,169.6                      2,147.7
 Retained earnings                                                           2,168.9                      1,893.9
 Accumulated other comprehensive income                                        (56.2)                        54.1
 Less treasury stock at cost, 18.6 shares (1999) and 13.4
  shares (1998)                                                               (575.6)                      (339.8)
                                                                           ---------                    ---------
 Total Stockholders' Equity                                                  3,706.7                      3,755.9
                                                                           ---------                    ---------
                                                                           $16,887.8                    $16,587.0
                                                                           =========                    =========

See notes to consolidated financial statements.

                             FIRST DATA CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In millions)
                                  (Unaudited)

                                                                         Six months ended June 30,
                                                                         -------------------------
                                                                          1999              1998
                                                                         -------           -------
Cash and cash equivalents at beginning of period                         $ 459.5           $ 410.5
                                                                         -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                334.3             176.1
 Adjustments to reconcile to net cash provided by operating
  activities:
  Depreciation and amortization                                            308.2             287.5
  Noncash portion of provision for loss on contract, restructuring,
    business divestitures, litigation and impairment, net                   33.2             153.9
  Other noncash items                                                       15.7              35.3
  Increase (decrease) in cash, excluding the effects of
   acquisitions and dispositions, resulting from changes in:
     Accounts receivable                                                    66.1              14.2
     Other assets                                                           10.4              (3.3)
     Accounts payable and other liabilities                                 54.8             (15.7)
     Income tax accounts                                                  (106.4)            (62.9)
                                                                         -------           -------
      Net cash provided by operating activities                            716.3             585.1
                                                                         -------           -------
CASH FLOWS FROM INVESTING ACTIVITIES
 Current year acquisitions, net of cash acquired                           (23.5)            (79.9)
 Payments related to other businesses previously acquired                  (34.3)            (51.0)
 Proceeds from dispositions, net of expenses paid                           42.2             150.0
 Additions to property and equipment, net                                 (108.0)           (197.4)
 Payments to secure customer service contracts, including
  outlays for conversion, and capitalized systems development costs       (132.2)           (190.8)
 Other investing activities                                                (75.4)             (5.1)
                                                                         -------           -------
  Net cash used in investing activities                                   (331.2)           (374.2)
                                                                         -------           -------
CASH FLOWS FROM FINANCING ACTIVITIES
 Short-term borrowings, net                                               (128.9)           (171.9)
 Long-term debt borrowings                                                 100.0                --
 Payments on long-term debt                                                (57.7)            (52.0)
 Proceeds from issuance of common stock                                    108.3              55.5
 Purchase of treasury shares                                              (384.3)            (92.7)
 Cash dividends                                                            (17.4)            (17.9)
                                                                         -------           -------
  Net cash used for financing activities                                  (380.0)           (279.0)
                                                                         -------           -------
Change in cash and cash equivalents                                          5.1             (68.1)
                                                                         -------           -------
Cash and cash equivalents at end of period                               $ 464.6           $ 342.4
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

    The accompanying consolidated financial statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial position of the Company at June 30, 1999 and the consolidated results of its operations for the three and six months ended June 30, 1999 and 1998 and cash flows for the six months ended June 30, 1999 and 1998. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

    FDC recognizes revenues from its information processing services as such services are performed, recording revenues net of certain costs not controlled by the Company (primarily interchange fees and assessments charged by credit card associations of $477.3 million and $399.1 million for the three months ended June 30, 1999 and 1998, respectively, and $868.5 million and $718.2 million for the six months ended June 30, 1999 and 1998, respectively).

 2. In April 1999, the Company sold Innovis Inc. (formerly Consumer Credit Associates, Inc.) to CBC Companies, Inc. for $20 million. As a result of selling Innovis certain tax benefits will be realized. Results for second quarter 1999 include recognition of a pre-tax benefit of $24.5 million ($40 million after tax) for Innovis that relates primarily to the receipt of the net proceeds from its sale. The remaining shutdown reserve at June 30, 1999 of $4.4 million includes $3.5 million for severance and $0.9 million for other exit costs.

    In May 1999, the Company announced that its Western Union business unit received preliminary approval for a proposed settlement of all claims in several class action lawsuits pertaining to the Company's U.S.-to-Mexico money transfer business. Under the terms of the settlement, FDC will establish a charitable fund for the advancement of Mexican and Mexican-American causes in the amount of $2 million. In addition, Western Union will issue discount coupons for future money transfer transactions to Mexico to its customers who transferred money from the U.S. to Mexico after January 1, 1987. Discount coupons for future Western Union transactions will also be issued to MoneyGram (previously an FDC subsidiary) customers who transferred money to Mexico from January 1, 1988 to December 10, 1996. FDC recorded a second quarter pre-tax charge of $34.1 million ($21.1 million after tax) to reflect legal fees, the charitable fund and other outside administrative costs in connection with the settlement. Future discounts related to coupon redemption will be recorded as incurred.

    In May 1999, the Company sold its EBP Life business unit for $14.5 million cash. As a result of this transaction FDC recorded a pre-tax gain of $4.5 million ($3.9 million after tax) in the second quarter of 1999. Included in this pre-tax gain amount is $2.9 million related to the reversal of an impairment charge previously recorded by the Company in anticipation of its exit from the insurance line of business.

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

    Also in June 1999, the Company announced the signing of a definitive agreement to divest its Donnelley Marketing subsidiary to infoUSA for approximately $200 million in cash. The transaction closed on July 23, 1999. As a result of this transaction, FDC recorded a pre-tax loss of $29.8 million ($14.7 million after tax) in the second quarter.

    During the second quarter of 1998, the Company amended its agreement with HSBC Holdings, plc ("HSBC") and recorded a $125.2 million loss contract provision. In September 1998, the Company announced the termination of its Hong Kong card-processing contract with HSBC. Such termination caused an Australian card-processing contract to become a loss contract. Of the $19.1 million HSBC accrual at December 31, 1998, $10.8 million was utilized during the first six months of 1999; $8.7 million for the Australian loss contract and $2.1 million for Hong Kong wind down costs.

    In January 1998, the Company announced its intention to sell First Image Management Company ("First Image"), its imaging and document management business, and recorded a 1997 pre-tax impairment charge of $106.7 million, reflecting the anticipated loss on the disposition. In June 1998, the Company completed the sale of First Image for $150.0 million in cash.The finalization of the transaction resulted in the reversal of $9.8 million of the 1997 impairment charge in the second quarter of 1998.

    Also reported on the "Restructuring, business divestitures, litigation and impairment, net" line in the Consolidated Statements of Income is a 1998 first quarter $28.5 million pre-tax gain on the sale of the NTS transportation services unit.

    During the first six months of 1998, the Company incurred restructuring charges of $30.9 million ($7.8 million in the second quarter); $19.1 million related to merchant processing services, $4.7 million related to card issuer services and $7.1 million related to all other and corporate. The charges consisted of severance accruals for approximately 681 employees of $15.1 million, facility closure and related costs of $9.8 million and $6.0 million for settlement of a legal matter associated with the merger with FFMC. During the first six months of 1998, the Company also recorded impairment charges totaling $46.3 million ($40.5 million in the second quarter); approximately $38.5 million of platform development costs related to the HSBC project and other potential non-U.S. clients that may not be recoverable in the near to medium term, and thus were written off in the second quarter of 1998, $7.1 million related to merchant processing services as a result of facility closures and terminated conversion efforts, and $0.7 million related to all other and corporate.

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

 3. The following table summarizes the Company's utilization of restructuring accruals for the six months ended June 30, 1999 (in millions):

                                                   Employee       Facility     Other Exit
                                                   Severance      Closure        Costs
                                                   ---------      --------     ----------
    Remaining Accrual at December 31, 1998            $7.9          $7.9          $2.0
    Cash Payments and Other Charges                    4.2           0.4            --
                                                      ----          ----          ----
    Remaining Accrual at June 30, 1999*               $3.7          $7.5          $2.0
                                                      ====          ====          ====

    * Excludes Hong Kong and Innovis activities described previously.

 4. During the first six months of 1999 the Company acquired four businesses expanding FDC's markets and services. All of these acquisitions have been accounted for as purchases and their results are included in the Company's results from the effective date of each acquisition. No pro forma financial information with respect to the above acquisitions is presented as the aggregate impact is not material.

    In March 1999, the Company announced definitive agreements with Bank One Corporation and Paymentech, Inc. for the acquisition of Paymentech's 16.4 million publicly held shares (45% of total shares outstanding) at a price of $25.50 per share and for the combination of Paymentech's operations with the existing Bank One/First Data merchant alliance. These transactions closed on July 26, 1999 with First Data paying approximately $430 million for Paymentech's publicly owned shares and for the cancellation of outstanding options to purchase shares of Paymentech's common stock. Paymentech provides full-service electronic payment solutions for merchants and third-party transaction processing.

 5. The Company's commercial paper borrowings at June 30, 1999 were $305.2 million under its $1.5 billion commercial paper program and supporting revolving credit facilities. Pursuant to a 1998 agreement, $175.0 million of the facilities have been designated to be used solely for the purpose of meeting certain of the Company's settlement obligations, if necessary. At June 30, 1999, the Company also had $525 million available under shelf registrations providing for the issuance of debt and equity securities and $210 million available under its uncommitted bank lines.

    During March 1999, the Company entered into a $100 million, 5-year bullet maturity debt financing with a floating interest rate. Under certain circumstances the financing may be prepaid.

 6. Earnings per common share amounts are computed by dividing net income amounts by weighted average common and common equivalent shares (when dilutive) outstanding during the period.

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

    Amounts utilized in per share computations are as follows (in millions):

                                           Three months ended      Six months ended
                                                 June 30,               June 30,
                                           ------------------      ----------------
                                             1999       1998         1999     1998
                                             -----     -----        -----    -----
    Weighted average shares outstanding:
     Basic weighted average shares           431.8     446.5        433.1    446.9
     Stock options                             7.7       4.0          7.1      3.8
     Restricted stock awards                   0.2       0.1          0.2      0.1
                                             -----     -----        -----    -----
                                             439.7     450.6        440.4    450.8
                                             =====     =====        =====    =====

    Diluted earnings per common share was calculated based on weighted-average shares outstanding including the dilutive impact of common stock equivalents which consist of outstanding stock options, warrants and restricted stock awards.

 7. The components of comprehensive income are as follows (in millions):

                                           Three months ended      Six months ended
                                                 June 30,               June 30,
                                           ------------------      ----------------
                                              1999      1998         1999     1998
                                             ------    -----        ------   ------
    Net income                               $193.3    $45.4        $334.3   $176.1
    Foreign exchange effect                    (1.1)    (0.2)        (12.6)    (0.9)
    Unrealized loss on securities             (88.0)    (1.0)        (97.7)    (1.0)
                                              -----    -----         -----   -----
    Total comprehensive income               $104.2    $44.2        $224.0   $174.2
                                             ======    =====        ======   ======

 8. First Data Corporation classifies its businesses into three principal segments: payment instruments, card issuer services and merchant processing services. See the Company's 1998 Annual Report on Form 10-K for a detailed description of each segment and the accounting policies of the operating segments.

    As stated in Notes 2 and 10, the Company sold its Donnelley Marketing business unit and has announced the impending sale of its Investor Services Group business unit. To appropriately reflect these divestitures, segment information has been restated to represent the move of Donnelley Marketing and Investor Services Group to "divested or to be divested" from the "card issuer services" and "all other and corporate" segment, respectively. Additionally, other small information businesses were moved to "all other and corporate" from the "card issuer services" segment to reflect current management reporting relationships.

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

    The following table presents the Company's operating segment results for the three months and six months ended June 30, 1999 and 1998 (in millions):

                                        Three months ended June 30,        Six months ended June 30,
                                        ---------------------------        -------------------------
                                             1999          1998                1999          1998
                                           --------      --------            --------      --------
    Revenues:
     Payment Instruments                   $  503.2      $  417.9            $  962.2      $  800.5
     Card Issuer Services                     338.0         308.2               645.6         602.4
     Merchant Processing Services             392.5         344.3               738.1         657.4
     All Other and Corporate                   81.8          85.0               159.5         162.6
                                           --------      --------            --------      --------
      Subtotal                              1,315.5       1,155.4             2,505.4       2,222.9
                                           --------      --------            --------      --------

     Divested or To Be Divested               122.6         154.0               238.3         323.8
     Eliminations (a)                         (40.2)        (32.3)              (76.2)        (60.1)
                                           --------      --------            --------      --------
      Consolidated                         $1,397.9      $1,277.1            $2,667.5      $2,486.6
                                           ========      ========            ========      ========

    Operating Profit:
     Payment Instruments                   $  137.1      $  115.9            $  253.7      $  213.7
     Card Issuer Services                      62.5          59.8               114.3         110.4
     Merchant Processing Services              98.2          78.9               167.7         134.0
     All Other and Corporate                   12.5          34.1                23.2          61.8
                                           --------      --------            --------      --------
      Subtotal                                310.3         288.7               558.9         519.9
                                           --------      --------            --------      --------

     Divested or To Be Divested                19.4          17.9                32.5          36.8
     Corporate Interest Expense, net          (22.8)        (27.9)              (47.0)        (54.8)
     Restructuring, Business
      Divestitures, Litigation and
      Impairments, net                        (34.9)       (163.7)              (34.9)       (164.1)
     Eliminations (a)                         (40.2)        (32.3)              (76.2)        (60.1)
                                           --------      --------            --------      --------
      Consolidated                         $  231.8      $   82.7            $  433.3      $  277.7
                                           ========      ========            ========      ========

    Depreciation & Amortization:
     Payment Instruments                   $   26.8      $   23.7            $   51.8      $   45.8
     Card Issuer Services                      70.5          55.3               125.0         109.5
     Merchant Processing Services              47.4          45.9                95.6          90.6
     All Other and Corporate                    5.6           3.2                10.1           7.4
                                           --------      --------            --------      --------
      Subtotal                                150.3         128.1               282.5         253.3
     Divested or To Be Divested                13.0          17.4                25.7          34.2
                                           --------      --------            --------      --------
      Consolidated                         $  163.3      $  145.5            $  308.2      $  287.5
                                           ========      ========            ========      ========

    (a) Represents principally the elimination of an adjustment to record tax-exempt revenues (primarily in Payment Instruments) on a pretax equivalent basis.

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

                                                     June 30, 1999       December 31, 1998
                                                     -------------       -----------------
    Segment Assets (in millions):
    Payment Instruments                                $11,027.5             $10,875.3

    Card Issuer Services                                 1,536.9               1,537.5

    Merchant Processing Services                         3,249.9               3,153.8

    All Other and Corporate                                337.3                 330.7
                                                       ---------             ---------

     Subtotal                                           16,151.6              15,897.3

    Divested or To Be Divested                             736.2                 689.7
                                                       ---------             ---------

     Consolidated                                      $16,887.8             $16,587.0
                                                       =========             =========

 9. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities at fair value. SFAS 137 "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement
    No. 133--an Amendment of FASB Statement No. 133" was issued in June 1999, which delayed the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. The Company is evaluating the impact of SFAS 133 on the Company's future earnings and financial position, but does not expect it to be material.

10. In July 1999, the Company announced that it has entered into a definitive agreement with PNC Bank Corp. to sell its Investor Services Group business unit for approximately $1.1 billion in cash. This sale allows FDC to further concentrate its efforts on electronic payment services and e-commerce solutions. Upon completion of the sale, the Company will record a one-time pre-tax gain of approximately $700 million (approximately $370 after tax) and will realize net after tax cash proceeds of approximately $700 million. This transaction, which is subject to customary regulatory approvals, is expected to be completed during the fourth quarter of 1999.

                            FIRST DATA CORPORATION
           Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Significant Developments

During the first six months of 1999, First Data Corporation ("FDC" or the "Company") continued to emphasize its three principal business segments: payment instruments, card issuer services and merchant processing services. The Company has continued this emphasis to further its overarching strategic objective: to process every electronic transaction worldwide from the point of occurrence to the point of settlement. FDC is keenly focused on improving execution of strategic plans, enhancing sales and marketing activities, identifying operational efficiencies and building on the fundamental strengths of its business.

In the payment instruments segment, Western Union continues to experience strong growth. Western Union now offers money transfer services at more than 74,000 agent locations (a 57% increase since June 30, 1998) in 172 countries worldwide. The dramatic growth in agent locations from first quarter 1999 (27%) is primarily due to the signing of the Postbank of Germany -- which added 12,000 locations in the second quarter of 1999. Development efforts continued on several new products and services, including TransPoint, the Company's Internet-based bill presentment and payment service joint venture, of which service went live with a limited number of billers in the second quarter of 1999.

In May 1999, the Company announced that its Western Union business unit has received preliminary approval for a proposed settlement of all claims in several class action lawsuits pertaining to the Company's U.S.-to-Mexico money transfer business. Under the terms of the settlement, FDC will establish a charitable fund for the advancement of Mexican and Mexican-American causes in the amount of $2 million. In addition, Western Union will issue coupons to its customers who transferred money from the U.S. to Mexico after January 1, 1987. These coupons will be for future money transfers to Mexico. Discount coupons for future Western Union transactions will also be issued to MoneyGram (previously an FDC subsidiary) customers who transferred money to Mexico from January 1, 1988 to December 10, 1996. FDC recorded a second quarter pre-tax charge of $34.1 million ($21.1 million after tax) to reflect legal fees, the charitable fund and other outside administrative costs in connection with the settlement. Future discounts related to coupon redemption will be recorded as incurred.

Card issuer services volume trends remained positive in the first half of 1999 with total accounts on file growing to 225 million -- up 13% from June 30, 1998. During the second quarter, the Company announced a new Internet Account Acquisition Service. This new service will allow Card Issuer Services' bank clients to give their customers "instant" credit and is consistent with the industry-wide growth in internet services.

The Company also announced the opening of the Asia Pacific Regional Data Center in Sydney, Australia. FDC is currently the primary ATM network processor in Australia. The establishment of this new, broader data center affords FDC the opportunity to grow its credit card processing business in the Asia Pacific Region.

Revenues in the merchant processing services segment grew 14% and 12% in the quarter and six months ended June 30, 1999, respectively, as compared to the same periods in 1998. This growth was driven primarily by increases in dollar volume processed of 20% for the quarter and 19% for the six month period and the impact of 1998 revenue enhancement initiatives.

                            FIRST DATA CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)


In March 1999, the Company announced the signing of a definitive agreement with Bank One Corporation and Paymentech, Inc. for the acquisition of Paymentech, Inc.'s publicly held shares (approximately 16 million shares) at a cost of $25.50 per share (Bank One owns the remaining 20 million shares of Paymentech). Paymentech provides full service electronic payment solutions for merchants and third-party transaction processing. As a result of this agreement the operations of Paymentech and Banc One Payment Services, LLC, FDC's merchant bank alliance with BankOne Corporation, will be combined, resulting in a larger alliance with a greater market presence. This transaction was completed on July 26, 1999 and is expected to be approximately one cent dilutive to First Data's earnings per share in 1999 and to have an immediate accretive impact to cash flow. The potential for this transaction was considered in the Company's previously stated 1999 financial outlook and the Company remains comfortable with its earnings per share guidance of $1.68 to $1.76.

FDC continues to aggressively expand its merchant processing e-commerce activities by building critical relationships with Internet-related companies. In the second quarter of 1999, the Company announced that it had reached an agreement with Verio, a Web-hosting company with customers in more than 170 countries, to aggressively market FDC's e-commerce solutions to Verio's customer base and offer it as part of their web-hosting services. Also in the second quarter, the Company, along with IBM, announced its plans to deliver a suite of comprehensive e-commerce services to enable small and medium-sized businesses to build online storefronts and begin transacting Internet commerce -- complete with online payment -- within a matter of hours.

More recently, the Company announced a strategic marketing agreement between Excite@Home and FDC to enable merchants to quickly establish an online commerce
-----------
storefront with transaction capabilities and access to Excite's daily users. This agreement coincided with Excite's agreement to acquire iMall, Inc. in which FDC currently holds an 11% ownership stake.

Several significant actions were taken in the 1999 second quarter as the Company continues to streamline its operations and focus on its three primary lines of business.

In April 1999, the Company sold Innovis, Inc. (formerly Consumer Credit Associates, Inc.) to CBC Companies, Inc. for $20 million. As a result of selling Innovis certain tax benefits will be realized. Results for the second quarter 1999 include recognition of a pre-tax benefit of $24.5 million ($40 million after tax) for Innovis that relates primarily to the receipt of the net proceeds from its sale. The remaining shutdown reserve at June 30, 1999 of $4.4 million includes $3.5 million for severance and $0.9 million for other exit costs.

In May 1999, the Company sold its EBP Life business unit for $14.5 million cash. As a result of this transaction FDC recorded a pre-tax gain of $4.5 million ($3.9 million after tax) in the second quarter of 1999. Included in this pre-tax gain amount is $2.9 million related to the reversal of an impairment charge previously recorded by the Company in anticipation of its exit from the insurance line of business.

In June 1999, the Company announced the signing of a definitive agreement to divest its Donnelley Marketing subsidiary to infoUSA for approximately $200 million in cash. The transaction closed on July 23, 1999. As a result of this transaction, FDC recorded a pre-tax loss of $29.8 million ($14.7 million after tax) in the second quarter.

                            FIRST DATA CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)


In July 1999, the Company announced that it had entered into a definitive agreement with PNC Bank Corp. to sell its Investor Services Group business unit for approximately $1.1 billion in cash. This sale allows FDC to further concentrate its efforts on electronic payment services and e-commerce solutions. Upon completion of the sale, the Company will record a one-time pre-tax gain of approximately $700 million (approximately $370 million after tax) and will realize net after tax cash proceeds of approximately $700 million. This transaction, which is subject to customary regulatory approvals, is expected to be completed during the fourth quarter of 1999.

FDC remains the market leader in its three major segments: payment instruments, card issuer services and merchant processing services. The Company will continue to focus on these core business areas throughout 1999 and will continue to assess how best to serve its customer base. Among the actions the Company believes are necessary to continue its leadership position is a focused effort to develop new products and services and to enhance its processing platforms in response to Company growth, client requirements and changing technology. In this regard, the Company also anticipates it will need to upgrade and redevelop its business continuity plans to reflect new systems and platforms developed to support these actions. Also, the Company may take future actions to further streamline operations and reduce costs.

Results of Operations

The Company derives revenues in each of its reportable segments based principally on the number of transactions processed, a percentage of dollar volume processed or on a combination thereof. Lesser amounts of revenue are generated from foreign currency exchange on money transfer transactions and sharing in investment earnings on fiduciary funds. For the quarter ended June 30, 1999, total revenues increased 9% to $1.40 billion from $1.28 billion in the prior year quarter, and for the six months ended June 30, 1999, total revenues increased 7% to $2.67 billion from $2.49 billion in the prior year six months. Revenues continued to be impacted by significant divestiture activity over the last year as the Company has focused on its core payment services businesses. The Company's internal growth rate (excluding the effects of business acquisitions and business divestitures) in revenues for second quarter 1999 was 13% and for the first six months of 1999 was 12%.

Product sales and other revenues decreased 17% from $59.5 million in the first six months of 1998 to $49.1 million in the first six months of 1999. Product sales and other revenues decreased 1% from $31.3 million in the second quarter 1998 to $30.9 million in the second quarter of 1999. The largest component of these declines is attributable to decreases in IBT branch installations.

For the second quarter of 1999, operating expenses increased 10% to $899.7 million compared to $818.2 million in the 1998 second quarter. For the six months ended June 30, 1999, operating expenses increased 9% to $1,746.2 million from $1,606.8 million in the six month period in 1998. The increase in operating expenses as a percent of revenue over 1998 was driven primarily by an increase in Year 2000 ("Y2K") readiness expenses which for the 1999 second quarter approximated $25 million as compared to $19 million in 1998's second quarter. Y2K expenses were $46 million and $33 million for the six months ended June 30, 1999 and 1998, respectively.

Selling, general and administrative expenses increased 13% to $208.7 million in 1999's second quarter compared to $184.6 million for the same period in 1998. For the first six month period, selling, general and administrative expenses increased 6% to $406.1 million in 1999 from $383.2 million in 1998. The increase as a percent of revenue is attributable primarily to increases in advertising and promotion spending, especially in the payment instruments segment.

                            FIRST DATA CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)


Interest expense decreased 18% to $22.8 million in the second quarter of 1999 from $27.9 in the second quarter of 1998, and 14% to $47.0 million for the first six month period of 1999 from $54.8 million for the six month period of 1998, due primarily to reductions in debt balances achieved through strong cash flow from operations and significantly reduced capital expenditures.

FDC's effective tax rate (excluding the impact of divestitures and restructuring) for the second quarter of 1999 was 30.6%, a decrease of 1.9 percentage points from 1998's second quarter rate. Similarly, the 1999 year-to-date effective tax rate excluding divestitures and restructuring was 30.3%, down
2.4 percentage points from 1998. This decrease is primarily due to an increase in the amount of non-taxable interest generated from investments in debt instruments issued by state and local governments and a lower effective state tax rate.

Net income of $193.3 million and $334.3 million for the second quarter and six months ended June 30, 1999, respectively, was up from $45.4 million and $176.1 million in the comparable periods of 1998. These increases were primarily the result of margin improvement in the core businesses and the provision for loss on contract which impacted the results for the 1998 periods.

Diluted earnings per share ("EPS") increased significantly to $0.44 and $0.76 for the second quarter and first half of 1999, respectively. Excluding the impact of restructuring, impairments and other one-time items, diluted EPS increased 14% to $0.42 in the second quarter and 12% to $0.74 for the six month period of 1999. This growth in EPS was driven by strong performance in the core businesses, the divestiture of less profitable businesses and the implementation of cost reduction and profit improvement programs.

Payment Instruments

Total revenues in the payment instruments segment increased by 20% (on a tax-equivalent basis) to $503.2 million in the second quarter of 1999, as compared to $417.9 million in the same period of 1998. Year-to-date revenues also increased by 20% to $962.2 million in 1999 from $800.5 million in 1998. This increase reflects continuing strong underlying volume increases principally related to international and commercial money transfer. Aggregate money transfer transactions grew 20% (to 17.9 million) over the second quarter of 1998. At June 30, 1999, the agent base had grown 57% as compared to a year ago, with over 74,000 agents in 172 countries. The dramatic growth in agent locations during the second quarter (27%) of 1999 is due to the signing of Postbank of Germany -- which added 12,000 locations.

Operating profits for the second quarter of 1999 grew 18% over last year's second quarter, from $115.9 million to $137.1 million. For the six month period, operating profits grew by 19% from the prior year, from $213.7 million to $253.7 million. Mature businesses continue to gain operating leverage through cost efficiencies and price increases in certain markets, offset by price declines in the Mexican markets, increased Y2K spending and investment in new businesses and products.

                            FIRST DATA CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)


Card Issuer Services


Total revenues in the card issuer services segment grew 10% for the second quarter of 1999 to $338.0 million as compared to $308.2 million for 1998's second quarter. For the six month period, card issuer services segment revenues grew 7% to $645.6 million in 1999 from $602.4 million in 1998. Card accounts on file as of June 30, 1999 were 224.9 million (a 13% increase from June 30, 1998) with domestic card accounts growing to 199.0 million (14% growth) and international card accounts growing to 25.9 million. Revenues continue to grow more slowly than accounts on file due to a lower ratio of active accounts to total accounts on file, market pricing trends for new business and growth in debit card accounts on file which generate lower revenue per account.

Operating profit for the card issuer services segment increased 5% from $59.8 million in 1998's second quarter to $62.5 million in 1999. Year-to-date profit increased 4% to $114.3 million in 1999 from $110.4 million in 1998. Improved performance driven by strong volume trends was partially offset by increased systems investments and non-capitalized expenses incurred in preparation for third quarter 1999 client conversions.

During the quarter, the card issuer services segment entered into several new agreements to provide processing services. The Company also anticipates deconversion of several clients, the most significant of which was due to the acquisition of a client by a financial institution which processes its card portfolio in-house. None of these terminations, individually or in the aggregate, are expected to have a significant impact on the Company's results of operations.

For several years, it has been uncertain whether the U.K. could impose a value added tax (VAT) on the processing services provided by the Company's First Data Resources Limited (FDRL) business unit. Imposition of a VAT could put FDRL at a competitive disadvantage to in-house credit card processing solutions, which would not be subject to the tax. FDRL recently received a favorable opinion in a pending legal matter that held that the VAT could not be imposed by the U.K. taxing authorities in that case. However, the U.K. recently adopted new legislation that purports to impose a VAT on third-party credit card processors such as FDRL. The decision received by FDRL indicates that the European Community doctrines prevent the U.K. from imposing a VAT on processing services such as those provided by FDRL. U.K. authorities are appealing the decision; therefore, the imposition of a VAT in the U.K. remains uncertain.

Merchant Processing Services

Revenues in the merchant processing services segment grew 14% to $392.5 million for the second quarter of 1999 compared to $344.3 million for second quarter 1998. Total merchant card dollar volume processed grew 20% to $74 billion as compared to the second quarter of 1998. Revenues grew 12% to $738.1 million for the first six months of 1999 compared to $657.4 million for the same period in 1998. Total merchant card dollar volume grew 19% over the first six month period of 1998 to $137.3 billion. Revenue growth was driven by growth in the dollar volume processed and the impact of revenue enhancement initiatives implemented in the second half of 1998; however, revenues may not continue to grow at this level as these initiatives anniversary.

                            FIRST DATA CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

Operating profits increased 24% to $98.2 million for the second quarter of 1999 from $78.9 million for the 1998 second quarter. Operating profits increased 25% to $167.7 million for the first six month period of 1999 as compared to $134.0 million for the same period last year. This improvement is reflective of strong volume and the impact of significant cost reduction and revenue enhancement initiatives implemented in 1998, somewhat offset by an increase in Y2K expenses.

Key elements of FDC's strategy in the merchant processing services segment involve its joint venture alliances with its bank partners and its internet commerce initiatives. The joint venture alliances require close relationships and cooperative efforts between the Company and its bank partners and could be affected by further consolidation among financial institutions. Internet commerce, while accounting for a very small portion of the segment's transactions currently, is growing rapidly. However, internet commerce is still evolving industry-wide and its ultimate impact on merchant processors and acquirers is uncertain.

All Other and Corporate

Revenues from this segment decreased 4% to $81.8 million for the second quarter of 1999 from $85.0 million in second quarter 1998. For the first six month period, revenues decreased 2% to $159.5 million in 1999 from $162.6 million in 1998. IBT revenues were down approximately $15 million from the prior year six months due to a decline in branch installations, while Call Interactive and First Data Solutions revenues increased over last year's six month period.

Operating profits declined 63% and 62% in the second quarter and first six months of 1999, respectively, from $34.1 million and $61.8 million in the second quarter and first six months of 1998 to $12.5 million and $23.2 million in 1999. Operating profit declined at IBT as a result of lower revenues and at Teleservices due to expenses associated with a start-up contract. Additionally, the extent and timing of certain corporate initiatives focused on improving the effectiveness of the Company's overall operations increased corporate expenses.

Capital Resources and Liquidity

FDC continues to generate significant cash flow from operations, aggregating $716.3 million in the six months ended June 30, 1999, as compared to $585.1 million for the six months ended June 30, 1998. FDC utilized this cash flow to reinvest in its existing businesses, to contribute to the financing of business expansion, to fund treasury stock purchases and to repay borrowings.

FDC reinvests cash in its existing businesses principally to expand its processing capabilities through property and equipment additions and to establish customer-processing relationships through contract payments and costs for conversion and systems development. These cash outlays decreased to $240.2 million for the first half of 1999 as compared to $388.2 million for the first half of 1998. For the full year 1999, the Company expects such total non-acquisition spending to be less than 1998's full year total of $649.8 million. The Company currently expects total Year 2000 related systems spending for the full year 1999, which will be expensed as incurred, to be approximately $85-$95 million, as compared to $75 million incurred for the full year 1998. (See the Year 2000 section following Capital Resources and Liquidity for additional information.) Although some of the Company's Year 2000 spending is incremental, the Company expects to redeploy much of its Year 2000 spending to make significant investments in new and enhanced operating platforms after completion of its Year 2000 program. Such investments will encompass all segments, but are likely to be concentrated in the merchant processing services and card issuer services segments.

                            FIRST DATA CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)


Overall, FDC's operating cash flow for the six months ended June 30, 1999 exceeded its non-acquisition investing activities by $400.7 million. These cash sources contributed to funds utilized for short-term borrowing repayments and treasury stock purchases.

In the first six months of 1999, the Company had net expenditures of $15.6 million on acquisitions and divestitures including $34.3 million in cash outlays for businesses previously acquired. There were also net proceeds of $42.2 million for 1999 dispositions. During the comparable period of 1998, proceeds from dispositions were $150.0 million, with a total of net $130.9 million in cash spending on acquisitions and businesses previously acquired.

The Company's net use of cash for financing activities was due to net repayments of debt, share repurchases under the Company's $550 million share repurchase program and dividend payments partially offset by proceeds from stock option exercises and other employee stock benefit programs. Net cash used in financing activities was $380.0 million during the first six months of 1999, as compared to $279.0 million in the 1998 period.

The Company made cash outlays totaling $384.3 million in the six months ended June 30, 1999 to buy back shares of its common stock. Proceeds from stock option exercises totaling $108.3 million partially offset these outlays. In addition, the Company continued its practice of paying quarterly cash dividends, resulting in $17.4 million of cash payments to the Company's common stockholders during the first half of 1999.

As a part of its repurchase programs (totaling $550 million), the Company purchased 2.7 million shares of its stock during the second quarter. As of August 2, 1999 the Company had completely utilized the $550 million dollars provided for repurchases under the September and December 1998 authorizations. A total of 16.9 million shares were repurchased under these programs.

In July 1999, the Company announced that its Board of Directors authorized management to purchase an additional $750 million of its outstanding common stock. The Company expects funding for the program will come from operating cash flow and the proceeds from its current year divestitures. As of August 2, 1999, approximately 0.2 million shares had been repurchased under this program at a cost of approximately $10.8 million.

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

Included in cash and cash equivalents on the Consolidated Balance Sheet at June 30, 1999 is $90.6 million related to required investments of cash in connection with the Company's merchant card settlement operation and additional amounts used to support the operations of certain business areas; the remainder is available for general corporate purposes. Also, FDC has remaining available short-term borrowing capability of $1.2 billion at June 30, 1999 under the Company's commercial paper program and through its bank credit lines.

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

                            FIRST DATA CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)


Year 2000

See pages 24-29 of the Company's 1998 Annual Report on Form 10-K for additional information regarding the Company's Year 2000 ("Y2K") program.

State of Readiness. The Company's Y2K preparedness efforts are differentiated between information technology ("IT") systems and non-IT systems. Non-IT systems are embedded systems that support facilities infrastructures. The upgrade of non-IT systems for 112 out of 116 of the Company's mission critical buildings has been completed. The four mission critical buildings that are not completed are either under construction or recently acquired. The Company is assessing and upgrading these buildings and expects to complete the upgrade in a timely manner. The Company has also completed upgrades for most of the non-mission critical buildings. The Company expects to complete the upgrade for the remainder of the non-mission critical buildings by October 1, 1999. However, new facilities may be added in 1999 that will be assessed and upgraded in the fourth quarter of 1999.

IT systems include primarily computer hardware and software and related systems. The Company has implemented a five phase Y2K readiness plan for IT systems: (i) Phase 1- Impact Analysis and Inventory, (ii) Phase 2- Code Renovation/Operating System Upgrade, (iii) Phase 3- Data-Aged Test Execution, (iv) Phase 4- Client Test Execution and (v) Phase 5- Production Implementation. A description of each phase may be found on page 25 of the Company's 1998 Annual Report on Form 10- K. The following Status Chart indicates the approximate percentage of work completed for the mission-critical systems of the following material business units by phase as of July 30, 1999.

                            FIRST DATA CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)



Business Unit                        Phase 1        Phase 2       Phase 3       Phase 4      Phase 5
-------------                        ----------------------------------------------------------------
Target Completion Date for
each phase                          12/31/97       12/31/98       3/31/99      6/30/99      6/30/99

Card Issuer Units
 First Data Resources                 100%           100%          100%         100%          100%
 First Data Australia                 100%           100%          100%         100%          100%
 First Data Resources Limited         100%           100%          100%         100%          100%
 First Data Oil Services              100%           100%          100%         100%          100%

Merchant Processing Units
 First Data Merchant Services         100%           100%          100%         100%          100%
 BMCF Gaming joint venture*           100%           100%          100%         100%           87%
 First Data POS (Microbilt)           100%           100%          100%         100%          100%
 TeleCheck                            100%           100%          100%         100%          100%

Payment Instruments Units
  Western Union                       100%           100%          100%         100%          100%
  Orlandi Valuta                      100%           100%          100%         100%          100%
  Integrated Payment Systems          100%           100%          100%         100%          100%
  CashTax                             100%           100%          100%         100%          100%

Other
 Hogan Information Services           100%           100%          100%         100%          100%
 Call Interactive                     100%           100%          100%         100%          100%
 TeleServices                         100%           100%          100%         100%          100%

To Be Divested
 Investor Services Group              100%           100%          100%         100%          100%



     *There has been a delay in completing Phase 5 for certain clients of the BMCF Gaming joint venture. Management expects that Phase 5 will be completed by August 15, 1999. However, approximately 2% of BMCF Gaming's clients are not prepared for implementation because they operate a seasonal business that is not open at this time or cruise ships whose travel schedules have not allowed for completion of implementation. For these clients, Phase 5 will be completed as soon as scheduling will allow. Management is closely monitoring the implementation for these clients and does not expect any material adverse impact due to the delays.



Phase 4 client testing was conducted with a representative sample of the Company's clients to provide adequate testing of the Company's IT systems interface. However, the sample only included a portion of the Company's clients. The Company expects to do additional client testing during the second half of 1999.

Although the five phases for the mission critical systems are complete, except as noted above, the Company will continue its efforts to prepare for the Year 2000 date change. For the remainder of 1999, the company expects to (i) perform additional selected client testing and internal testing, (ii) employ an outside party to independently validate and verify the Company's source code to insure that it is Year 2000 ready, (iii) test and refine its business contingency plans, (iv) continue to coordinate with third parties regarding Year 2000 issues, (v) assess and upgrade the four

                            FIRST DATA CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)


remaining mission critical buildings and (vi) intensify its readiness efforts for non-mission critical systems, facilities and business processes.

Material Relationships. The status of assessment and testing with respect to material third-party risks is reflected in the Status Chart. Although assessment and testing is substantially complete, coordination with third parties regarding Y2K issues will continue to the Year 2000 and beyond and the Company will continue to work with material third parties to minimize service interruptions that could occur in connection with the Year 2000. Notwithstanding these efforts, unexpected third-party failures could occur and, despite testing procedures, erroneous or corrupted data received from third parties could impact internal systems and cause material service disruptions.

The Company identified third-party relationships believed to be most material to the Company on pages 27 and 28 of the Company's 1998 Annual Report on Form 10-K. The information in the Annual Report on Form 10-K concerning the status of assessment and testing regarding those relationships is updated as follows: (i) Telecommunications -- The Company participated in Y2K testing programs with various telecommunication companies. The testing has been completed and all issues discovered during the testing have been addressed; and (ii) Association Networks and Similar Proprietary Third-Party Networks -- The Company successfully participated in an end-to-end testing program from the point of sale to the card issuer using the VISA network.

Contingency Plans. The business contingency plans are substantially complete and the Company will test these plans in the third quarter. Although each business unit has its own unique plan, the plans generally call for obtaining goods and services from alternative sources, utilizing alternative methods to perform functions and establishing command centers and communication procedures to manage the actual rollover to the Year 2000. The business units have developed preliminary staffing support plans to ensure that appropriate on-site staff are in place to implement any contingency plan and address any issues that may arise. The Company's major data centers also have power generation systems to provide electrical backup for reasonable periods of time based on accepted business practices for the relevant business unit. Each data center is exploring keeping additional fuel reserves on site as part of its contingency plan. The plans will be revised throughout 1999 as needed.

Costs to Address the Company's Year 2000 Issues. Through June 30, 1999, the Company has spent in aggregate approximately $154 million in connection with preparing for the Year 2000, of which approximately $25 million was spent in the second quarter of 1999. The Company anticipates that Y2K expenditures for the remainder of 1999 will be approximately $39-$49 million. Of the 1999 spending, approximately 93% has been spent on software remediation and testing and approximately 7% has been spent to replace systems and equipment and to add testing capacity. The Company anticipates that Y2K expenses will be approximately 9% of the IT budget for 1999. To date, the Company has financed its Y2K expenses from cash flow and expects to continue to do so.

Regulatory Supervision; Independent Validation/Verification. In addition to engaging the Gartner Group to assist with Year 2000 issues, in May 1999, the Company engaged Silverline Technologies, Inc. to perform an independent verification and validation of all of the source code used by the Company to insure that the code is Year 2000 ready. Silverline Technologies, Inc. will be reviewing the approximately 167 million lines of source code used by the Company and reporting its findings by mid-August 1999. The Company anticipates that Silverline Technologies, Inc. will perform a second verification and validation review of the source code later in the year.

                            FIRST DATA CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)


Safe Harbor for Year 2000 Forward-Looking Statements. All forward-looking statements regarding Y2K readiness, including estimates, forecasts and expectations, are inherently uncertain, as they are based on various expectations and assumptions concerning future events and are subject to numerous risks and uncertainties which could cause actual events or results to differ materially from those projected. Important factors upon which the Company's Y2K forward-looking statements are premised include: (a) retention of employees and contractors working on Y2K projects; (b) customer's remediation of their internal systems to be Y2K ready and their cooperation in timely testing;
(c) no material disruption of telecommunication, data transmission networks, payment networks, government services, utilities or other infrastructure services and no unexpected failure of third-party products; (d) no unexpected failures by third-parties providing services to the Company; (e) no undiscovered sabotage of systems or program code affecting the Company's systems; and (f) no undiscovered material flaws in the Company's test processes. The Company undertakes no obligation to update forward-looking statements.

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

                    Independent Accountants' Review Report



The Stockholders and Board of Directors
First Data Corporation


We have reviewed the accompanying consolidated balance sheet of First Data Corporation as of June 30, 1999 and the related consolidated statements of income and cash flows for the three-month and six-month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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



Atlanta, Georgia
July 26, 1999

                          PART II. OTHER INFORMATION



Item 1. Legal Proceedings
        -----------------

From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. None of these matters, either individually or in the aggregate, currently is material to the Company except as reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. There were no material developments in the litigation matters previously disclosed except for the following developments.

The parties in the putative class action brought by Luis Pelayo, Oscar Perales, and Marcelo Garcia against Western Union Financial Services, Inc. and others (the "Pelayo action") reached a proposed settlement. Under the proposed
      ------
settlement, the Company will establish a charitable fund for the advancement of Mexican and Mexican-American causes in the amount of $2 million. Western Union also will issue coupons for discounts on future money transfer transactions to Mexico to its customers who transferred money from the U.S. to Mexico after January 1, 1987. In addition, the Company will issue coupons for discounts on future Western Union transactions to customers who transferred money to Mexico from January 1, 1988 to December 10, 1996 using the MoneyGram service because MoneyGram was previously operated by a subsidiary of the Company. The proposed settlement also includes reasonable attorney fees, expenses and costs.

On May 12, 1999, the United States District Court for the Northern District of Illinois issued a Preliminary Settlement Order in the Pelayo action, inter alia
                                                      ------         ----- ----
preliminarily approving the proposed settlement and scheduling a Fairness Hearing to determine the fairness, reasonableness, and adequacy of the proposed settlement. The Court also barred and enjoined the continued prosecution of the putative class action brought by Raul Garcia against Western Union Financial Services, Inc. and others (the "Garcia action"), the putative class action
                                ------
brought by Rita Sandoval and Andres Pena against Western Union Financial Services, Inc. and others (the "Sandoval action") and the putative class action
                                --------
brought by Maria Rosa Ibarra, Rosa Maria Landin and Rigoberto Estrada against Orlandi Valuta the "Ibarra action"). Finally, the Court barred the commencement of any new actions in any state or federal court that assert any claims that would be released and discharged upon final approval of the settlement.

In light of the Preliminary Settlement Order, the plaintiffs and defendants in the Sandoval action filed a Joint Request for Temporary Abatement of the
    --------
Sandoval action, pending the decision of the Court as to the fairness of the
--------
proposed settlement in the Pelavo action which was granted on June 25, 1999. The
                           ------
plaintiffs and defendants in the Ibarra action filed a Stipulation and Proposed
                                 ------
Order for Temporary Stay of the Ibarra action which was granted on May 26, 1999.
                                ------
Several weeks prior to the court entering the temporary stay in the Ibarra
                                                                    ------
action the court dismissed the federal statutory claims in the amended complaint with leave to amend but declined to dismiss plaintiffs' state law claims.

In the Garcia action, the defendants provided notice of the Preliminary
       ------
Settlement Order to the Court. Shortly thereafter, a status conference hearing in the Garcia action was scheduled for December 1, 1999.
       ------

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

The Company held its Annual Meeting of Stockholders on May 12, 1999. Four matters were voted upon and approved at the meeting.

Proposal 1  Election of Directors
----------  ---------------------

The terms of office of three current directors, James D. Robinson III, Bernard
L. Schwartz and Garen K. Staglin, expired at the 1999 Annual Meeting. The re-election of Messrs. Robinson, Schwartz and Staglin was voted on at the Annual Meeting. The results of the voting were as follows:


                                 FOR               WITHHELD

James D. Robinson III        371,586,908          4,201,042
Bernard L. Schwartz          286,147,863         89,640,087
Garen K. Staglin             371,817,729          3,970,221


Other directors whose terms continued after the meeting are Ben Burdetsky, Henry
C. Duques, Courtney F. Jones, Robert J. Levenson, Charles T. Russell and Joan E. Spero.

Proposal 2  Approval of an amendment to the Company's Shareholder Value Plan to
----------  -------------------------------------------------------------------
            establish a maximum unit value for the Chief Operating Officer
            --------------------------------------------------------------

The results of the voting were as follows:

                                                                   BROKER
FOR   290,921,145    AGAINST  83,442,114    ABSTAIN   1,424,691    NON-VOTE   0



Proposal 3  Approval of the Senior Executive Incentive Plan
----------  -----------------------------------------------

The results of the voting were as follows:



                                                                   BROKER
FOR   367,483,592    AGAINST   6,794,927    ABSTAIN   1,509,431    NON-VOTE   0


Proposal 4  Ratification of the selection of Ernst & Young LLP as
----------  -----------------------------------------------------
            independent auditors of the Company for 1999
            --------------------------------------------

The results of voting were as follows:

                                                                   BROKER
FOR   374,529,722    AGAINST     323,882    ABSTAIN     934,346    NON-VOTE   0


See the Proxy Statement for the Company's 1999 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K
        ------------ -------------------

(a)  Exhibits
---  --------

     12    Computation of Ratio of Earnings to Fixed Charges

     15 Letter from Ernst & Young LLP Regarding Unaudited Interim Financial Information

     27.1  Financial Data Schedule (for SEC use only)

     99.1  Private Securities Litigation Reform Act of 1995
           Safe Harbor Compliance Statement for Forward-Looking Statements


(b)  Reports on Form 8-K
---  -------------------

     None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                FIRST DATA CORPORATION
                                                ----------------------
                                                    (Registrant)




Date:  August 10, 1999                    By  /s/ Lee Adrean
       ---------------                        --------------
                                             Lee Adrean
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)

Date: August 10, 1999                     By  /s/ Jeffrey W. Holtz
      ---------------                         --------------------
                                             Jeffrey W. Holtz
                                             Vice President and
                                             Corporate Controller
                                             (Principal Accounting Officer)

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