Form 10-Q
period 1999-09-30
FIRST DATA CORP
filed 1999-11-12
CIK 883980

                            FIRST DATA CORPORATION

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended  September 30, 1999
                                     ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _________________ to _________________

                         Commission file number 1-11073
                                                -------

                             FIRST DATA CORPORATION
                             ----------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                  47-0731996
      -------------------                         ----------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)


5660 NEW NORTHSIDE DRIVE, SUITE 1400, ATLANTA, GA 30328-5800
--------------------------------------------------------------------------------
               (Address of principal executive offices)           (Zip Code)

       Registrant's telephone number, including area code    (770) 857-0001
                                                     ___________________________

                                 NOT APPLICABLE
      -------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report.)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X     No____
                                              ------

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

      Title of each class                        Number of Shares Outstanding
   -------------------------                        as of November 1, 1999
  Common Stock, $.01 par value                      ----------------------
                                                          419,068,488
                                                          -----------

                            FIRST DATA CORPORATION

                                     INDEX
                                     -----

                                                                         PAGE
PART I FINANCIAL INFORMATION                                            NUMBER
                                                                        ------
Item 1.   Financial Statements:

          Consolidated Statements of Income for the three and
           nine months ended September 30, 1999 and 1998................   3

          Consolidated Balance Sheets at September 30, 1999
           and December 31, 1998........................................   4

          Consolidated Statements of Cash Flows for the nine
           months ended September 30, 1999 and 1998.....................   5

          Notes to Consolidated Financial Statements....................   6

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations..........................  12

Item 3.   Quantitative and Qualitative Disclosures About
           Market Risk..................................................  22


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings.............................................  24

Item 6.   Exhibits and Reports on Form 8-K..............................  25

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                             FIRST DATA CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                    (In millions, except per share amounts)
                                  (Unaudited)


                                          Three months ended September 30,        Nine months ended September 30,
                                        -----------------------------------     ----------------------------------
                                              1999               1998                 1999               1998
                                        --------------    -----------------     ---------------    ---------------
REVENUES
Service revenues                              $1,373.5             $1,255.8            $3,991.9           $3,682.9
Product sales and other                           26.7                 26.3                75.8               85.8
                                        --------------    -----------------     ---------------    ---------------
                                               1,400.2              1,282.1             4,067.7            3,768.7
                                        --------------    -----------------     ---------------    ---------------
EXPENSES
Operating                                        883.7                799.4             2,629.9            2,406.2
Selling, general & administrative                197.6                181.3               603.7              564.5
Provision for loss on contract                     ---                  ---                 ---              125.2
Restructuring, business divestitures,
 litigation and impairment, net                    6.1                  ---                41.0               38.9
Interest                                          27.4                 25.5                74.4               80.3
                                        --------------    -----------------     ---------------    ---------------
                                               1,114.8              1,006.2             3,349.0            3,215.1
                                        --------------    -----------------     ---------------    ---------------

Income before income taxes                       285.4                275.9               718.7              553.6

Income taxes                                      78.3                 88.7               177.3              190.3
                                        --------------    -----------------     ---------------    ---------------
Net income                                    $  207.1             $  187.2            $  541.4           $  363.3
                                        ==============    =================     ===============    ===============
Earnings per common share-basic               $   0.49             $   0.42            $   1.26           $   0.81
                                        ==============    =================     ===============    ===============
Earnings per common share-diluted             $   0.48             $   0.42            $   1.24           $   0.81
                                        ==============    =================     ===============    ===============

Weighted Average Shares Outstanding:

    Basic                                        425.8                446.5               430.7              446.8
                                        ==============    =================     ===============    ===============
    Diluted                                      433.8                449.0               438.2              450.2
                                        ==============    =================     ===============    ===============

See notes to consolidated financial statements.

                            FIRST DATA CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (In millions)
                                  (Unaudited)

                                                                    September 30,                  December 31,
                                                                        1999                           1998
                                                                 -------------------            ------------------
                    ASSETS
Cash and cash equivalents                                               $   520.6                     $   459.5
Settlement assets                                                         8,987.4                       9,758.0
Accounts receivable, net of allowance for doubtful accounts
 of $32.2 (1999) and $27.9 (1998)                                           889.1                         940.1
Property and equipment, net                                                 740.3                         781.0
Goodwill, less accumulated amortization of $584.8 (1999) and
 $542.7 (1998)                                                            2,694.3                       2,885.4
Other intangibles, less accumulated amortization of $673.2
 (1999) and $548.5 (1998)                                                 1,062.9                       1,107.9
Other assets                                                              1,236.8                         655.1
                                                                 ----------------               ---------------
                                                                        $16,131.4                     $16,587.0
                                                                 ================               ===============
        LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Settlement obligations                                                $ 9,032.7                     $ 9,617.0
  Accounts payable and other liabilities                                  1,486.7                       1,642.4
  Borrowings                                                              2,194.6                       1,571.7
                                                                 ----------------               ---------------
    Total Liabilities                                                    12,714.0                      12,831.1
                                                                 ----------------               ---------------

Commitments and contingencies
Stockholders' Equity:
 Common Stock, $.01 par value; authorized 600.0 shares,
   issued 448.9 shares in 1999 and 1998                                       4.5                           4.5
 Additional paid-in capital                                               2,174.5                       2,143.2
                                                                 ----------------               ---------------
 Paid-in capital                                                          2,179.0                       2,147.7
 Retained earnings                                                        2,342.4                       1,893.9
 Accumulated other comprehensive income                                     (59.4)                         54.1
 Less treasury stock at cost, 28.6 shares (1999) and 13.4
  shares (1998)                                                          (1,044.6)                       (339.8)
                                                                 ----------------               ---------------
 Total Stockholders' Equity                                               3,417.4                       3,755.9
                                                                 ----------------               ---------------
                                                                        $16,131.4                     $16,587.0
                                                                 ================               ===============

See notes to consolidated financial statements.

                             FIRST DATA CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In millions)
                                  (Unaudited)

                                                                      Nine months ended September 30,
                                                                  ---------------------------------------
                                                                          1999                  1998
                                                                  ------------------     ----------------

Cash and cash equivalents at beginning of period                             $ 459.5              $ 410.5
                                                                  ------------------     ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                    541.4                363.3
 Adjustments to reconcile to net cash provided by operating
  activities:
  Depreciation and amortization                                                462.5                433.7
  Noncash portion of provision for loss on contract,
   restructuring, business divestitures, litigation and
   impairment, net                                                              41.0                153.9
  Other noncash items                                                           41.8                 23.0
  Increase (decrease) in cash, excluding the effects of
   acquisitions and dispositions, resulting from changes in:
     Accounts receivable                                                        36.6                (38.4)
     Other assets                                                                9.4                (41.1)
     Accounts payable and other liabilities                                   (101.9)                11.6
     Income tax accounts                                                       (91.4)                15.4
                                                                  ------------------     ----------------
      Net cash provided by operating activities                                939.4                921.4
                                                                  ------------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Current year acquisitions, net of cash acquired                              (459.8)               (97.2)
 Payments related to other businesses previously acquired                      (40.3)               (53.9)
 Proceeds from dispositions, net of expenses paid                              242.2                150.0
 Additions to property and equipment, net                                     (163.6)              (272.6)
 Payments to secure customer service contracts, including
  outlays for conversion, and capitalized systems
  development costs                                                           (177.3)              (256.5)
 Other investing activities                                                   (102.8)                (7.3)
                                                                  ------------------     ----------------
  Net cash used in investing activities                                       (701.6)              (537.5)
                                                                  ------------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Short-term borrowings, net                                                    680.4                  4.5
 Long-term debt borrowings                                                     100.0                  ---
 Payments on long-term debt                                                   (158.1)              (153.6)
 Proceeds from issuance of common stock                                        144.1                 72.7
 Purchase of treasury shares                                                  (917.0)              (179.7)
 Cash dividends                                                                (26.1)               (26.8)
 Other financing activities                                                      ---                 (0.6)
                                                                  ------------------     ----------------
  Net cash used for financing activities                                      (176.7)              (283.5)
                                                                  ------------------     ----------------

Change in cash and cash equivalents                                             61.1                100.4
                                                                  ------------------     ----------------
Cash and cash equivalents at end of period                                   $ 520.6              $ 510.9
                                                                  ==================     ================

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

    The accompanying consolidated financial statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial position of the Company at September 30, 1999 and the consolidated results of its operations for the three and nine months ended September 30, 1999 and 1998 and cash flows for the nine months ended September 30, 1999 and 1998. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

    FDC recognizes revenues from its information processing services as such services are performed, recording revenues net of certain costs not controlled by the Company (primarily interchange fees and assessments charged by credit card associations of $492.9 million and $415.8 million for the three months ended September 30, 1999 and 1998, respectively, and $1,361.4 million and $1,134.0 million for the nine months ended September 30, 1999 and 1998, respectively).

2. In September 1999, the Company recorded a pre-tax loss of $13.5 million ($8.4 million after tax) related to the termination of a specialty services joint venture. The charge represents the funding required for the joint venture shutdown and payment of a customer termination fee. Also in September 1999, a $7.4 million merger accrual related to the 1995 merger of FDC and First Financial Management Corporation (with no tax effect) was reversed due to the favorable resolution of a contingency in the third quarter.

    In July 1999, the Company announced that it had entered into a definitive agreement with PNC Bank Corp. to sell its Investor Services Group subsidiary for approximately $1.1 billion in cash. This sale allows FDC to further concentrate its efforts on electronic payment services and e-commerce solutions. Upon completion of the sale, the Company will record a one-time pre-tax gain of approximately $700 million (approximately $370 million after tax) and will realize net after tax cash proceeds of approximately $700 million. This transaction, which is subject to customary regulatory approvals, is expected to be completed during the fourth quarter of 1999.

    In July 1999, the Company completed the sale of its Donnelley Marketing subsidiary to infoUSA for approximately $200 million in cash. As a result of this transaction a pre-tax loss of $29.8 million ($14.7 million after tax) was recorded in the second quarter of 1999 upon the signing of a definitive purchase agreement in June 1999.

    In May 1999, the Company announced that its Western Union business unit received preliminary approval for a proposed settlement of all claims in several class action lawsuits pertaining to the Company's U.S.-to-Mexico money transfer business. Under the terms of the settlement, FDC will establish a charitable fund for the advancement of Mexican and Mexican-American causes in the amount of $2 million. In addition, Western Union will issue discount coupons to its customers who transferred money from the U.S. to Mexico after January 1, 1987. These coupons will be for future money transfers to Mexico. Discount coupons for future Western Union transactions will also be issued to MoneyGram (previously an FDC subsidiary) customers who transferred money to Mexico from January 1,

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

    1988 to December 10, 1996. FDC recorded a second quarter pre-tax charge of $34.1 million ($21.1 million after tax) to reflect legal fees, the charitable fund and other outside administrative costs in connection with the settlement. Future discounts related to coupon redemption will be recorded as incurred.

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

    In April 1999, the Company sold Innovis Inc. (formerly Consumer Credit Associates, Inc.) to CBC Companies, Inc. for $20 million. As a result of selling Innovis certain tax benefits will be realized. Results for second quarter 1999 include recognition of a pre-tax benefit of $24.5 million ($40 million after tax) for Innovis that relates primarily to the receipt of the net proceeds from its sale. The remaining shutdown reserve at September 30, 1999 of $6.4 million includes $2.1 million for severance and $4.3 million for other exit costs.

    During the second quarter of 1998, the Company amended its agreement with HSBC Holdings, plc ("HSBC") and recorded a $125.2 million loss contract provision. In September 1998, the Company announced the termination of its Hong Kong card-processing contract with HSBC. Such termination caused an Australian card-processing contract to become a loss contract. Of the $19.1 million HSBC accrual at December 31, 1998, $14.9 million was utilized during the first nine months of 1999, including $12.4 million for the Australian loss contract and $2.5 million for Hong Kong wind down costs.

    In January 1998, the Company announced its intention to sell First Image Management Company ("First Image"), its imaging and document management business, and recorded a 1997 pre-tax impairment charge of $106.7 million, reflecting the anticipated loss on the disposition. In June 1998, the Company completed the sale of First Image for $150.0 million in cash. The finalization of the transaction resulted in the reversal of $9.8 million of the 1997 impairment charge in the second quarter of 1998.

    Also reported on the "Restructuring, business divestitures, litigation and impairment, net" line in the Consolidated Statements of Income is a 1998 first quarter $28.5 million pre-tax gain on the sale of the NTS transportation services unit.

    During the first nine months of 1998, the Company incurred restructuring charges of $30.9 million ($7.8 million in the second quarter and $23.1 million in the first quarter); $19.1 million related to merchant processing services, $4.7 million related to card issuer services and $7.1 million related to all other and corporate. The charges consisted of severance accruals for approximately 681 employees of $15.1 million, facility closure and related costs of $9.8 million and $6.0 million for settlement of a legal matter associated with the merger with FFMC. During the first nine months of 1998, the Company also recorded impairment charges totaling $46.3 million ($40.5 million in the second quarter and $5.8 million in the first quarter). These charges consisted of $38.5 million of platform development costs related to the HSBC project and other potential non-U.S. clients that may not be recoverable in the near to medium term, and thus were written off in the second quarter of 1998, $7.1 million related to merchant processing services as a result of facility closures and terminated conversion efforts and $0.7 million related to all other and corporate.

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


3. The following table summarizes the Company's utilization of restructuring accruals for the nine months ended September 30, 1999 (in millions):

                                                              Employee           Facility          Other Exit
                                                             Severance            Closure             Costs
                                                        ----------------    ---------------    ---------------
     Remaining Accrual at December 31, 1998                         $7.9               $7.9               $2.0

     Cash Payments and Other Charges                                 5.4                0.9                ---
                                                        ----------------    ---------------    ---------------

     Remaining Accrual at September 30, 1999*                       $2.5               $7.0               $2.0
                                                        ================    ===============    ===============

     *Excludes Hong Kong and Innovis activities.


4.  In July 1999, the Company completed the acquisition of Paymentech, Inc.'s
    16.4 million publicly held shares (45% of total outstanding shares) for a cash payment of approximately $430 million. This payment included consideration for the cancellation of outstanding options to purchase shares of Paymentech's common stock. In conjunction with this transaction, Paymentech's operations were combined with the existing Bank One/First Data alliance, BancOne Payment Services, LLC, resulting in a larger alliance with greater market presence. Paymentech provides full-service electronic payment solutions for merchants and third-party transaction processing.

    Additionally, during the first nine months of 1999 the Company acquired four other businesses expanding FDC's markets and services. All 1999 acquisitions, including the investment in Paymentech which is accounted for under the equity method of accounting as part of the Bank One alliance, have been accounted for as purchases and their results are included in the Company's results from the effective date of each acquisition. No pro forma financial information with respect to the above acquisitions is presented as the aggregate impact is not material.

5. The Company's commercial paper borrowings at September 30, 1999 were $1.1 billion under its $1.5 billion commercial paper program and supporting revolving credit facilities. Pursuant to a 1998 agreement, $175.0 million of the facilities have been designated to be used solely for the purpose of meeting certain of the Company's settlement obligations, if necessary. At September 30, 1999, the Company also had $525 million available under shelf registrations providing for the issuance of debt and equity securities and $235 million available under its uncommitted bank lines.

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

    Amounts utilized in per share computations are as follows (in millions):

                                                    Three months ended                  Nine months ended
                                                       September 30,                      September 30,
                                             -------------------------------    -------------------------------
                                                   1999             1998             1999              1998
                                             --------------    -------------    -------------    --------------
    Weighted average shares outstanding:
      Basic weighted average shares                  425.8            446.5            430.7             446.8
      Stock options                                    7.8              2.4              7.3               3.3
      Restricted stock awards                          0.2              0.1              0.2               0.1
                                            --------------    -------------    -------------    --------------
                                                     433.8            449.0            438.2             450.2
                                            ==============    =============    =============    ==============

    Diluted earnings per common share was calculated based on weighted-average shares outstanding including the dilutive impact of common stock equivalents which consist of outstanding stock options and restricted stock awards.

7.  The components of comprehensive income are as follows (in millions):

                                                   Three months ended                     Nine months ended
                                                      September 30,                         September 30,
                                           --------------------------------     -----------------------------------
                                                 1999               1998               1999                1998
                                           --------------     -------------     ---------------     ---------------
    Net income                                     $207.1            $187.2             $ 541.4              $363.3

    Foreign exchange effect                          15.5              (2.5)                2.9                (3.4)
    Unrealized (loss) gain on securities            (18.7)             35.6              (116.4)               34.6
                                           --------------     -------------     ---------------     ---------------
    Total comprehensive income                     $203.9            $220.3             $ 427.9              $394.5
                                           ==============     =============     ===============     ===============


8. First Data Corporation classifies its businesses into three principal segments: payment instruments, card issuer services and merchant processing services. See the Company's 1998 Annual Report on Form 10-K for a detailed description of each segment and the accounting policies of the operating segments.

    As stated in Note 2, the Company sold its Donnelley Marketing business unit and has announced the impending sale of its Investor Services Group business unit. To appropriately reflect these divestitures, segment information has been restated to represent the move of Donnelley Marketing and Investor Services Group to "divested or to be divested" from the "card issuer services" and "all other and corporate" segment, respectively. Additionally, other small information businesses were moved to "all other and corporate" from the "card issuer services" segment to reflect current management reporting relationships.

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

    The following table presents the Company's operating segment results for the three months and nine months ended September 30, 1999 and 1998 (in millions):

                                        Three months ended September 30,          Nine months ended September 30,
                                    --------------------------------------     -----------------------------------
                                            1999                 1998                 1999                1998
                                    -----------------     ----------------     ---------------     ---------------
Revenues:
 Payment Instruments                         $  521.2             $  440.3            $1,483.4            $1,240.8
 Card Issuer Services                           360.0                322.9             1,005.6               925.3
 Merchant Processing Services                   387.9                347.6             1,126.0             1,005.0
 All Other and Corporate                         79.5                 83.9               239.0               246.5
                                    -----------------     ----------------     ---------------     ---------------
  Subtotal                                    1,348.6              1,194.7             3,854.0             3,417.6
                                    -----------------     ----------------     ---------------     ---------------

 Divested or To Be Divested                      93.0                117.2               331.3               441.0
 Eliminations (a)                               (41.4)               (29.8)             (117.6)              (89.9)
                                    -----------------     ----------------     ---------------     ---------------
  Consolidated                               $1,400.2             $1,282.1            $4,067.7            $3,768.7
                                    =================     ================     ===============     ===============

Operating Profit:
 Payment Instruments                         $  163.1             $  139.6            $  416.8            $  353.3
 Card Issuer Services                            60.3                 63.0               174.6               173.4
 Merchant Processing Services                   108.0                 78.9               275.8               212.9
 All Other and Corporate                         12.4                 29.0                35.5                90.8
                                    -----------------     ----------------     ---------------     ---------------
  Subtotal                                      343.8                310.5               902.7               830.4
                                    -----------------     ----------------     ---------------     ---------------

 Divested or To Be Divested                      16.5                 20.7                49.0                57.5
 Corporate Interest Expense, net                (27.4)               (25.5)              (74.4)              (80.3)
 Restructuring, Business
  Divestitures, Litigation and
  Impairments, net                               (6.1)                 ---               (41.0)             (164.1)
 Eliminations (a)                               (41.4)               (29.8)             (117.6)              (89.9)
                                    -----------------     ----------------     ---------------     ---------------
  Consolidated                               $  285.4             $  275.9            $  718.7            $  553.6
                                    =================     ================     ===============     ===============

Depreciation & Amortization:
 Payment Instruments                         $   28.4             $   24.7            $   80.2            $   70.5
 Card Issuer Services                            63.2                 56.2               187.3               165.7
 Merchant Processing Services                    48.2                 47.3               145.9               137.9
 All Other and Corporate                          4.9                  4.3                13.8                12.3
                                    -----------------     ----------------     ---------------     ---------------
  Subtotal                                      144.7                132.5               427.2               386.4

 Divested or To Be Divested                       9.6                 13.0                35.3                47.3
                                    -----------------     ----------------     ---------------     ---------------
  Consolidated                               $  154.3             $  145.5            $  462.5            $  433.7
                                    =================     ================     ===============     ===============

(a) Represents principally the elimination of an adjustment to record tax-exempt revenues (primarily in Payment Instruments) on a pre-tax equivalent basis.

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

                                                September 30, 1999             December 31, 1998
                                           --------------------------     --------------------------
Segment Assets (in millions):
Payment Instruments                                         $10,277.4                      $10,875.3
Card Issuer Services                                          1,515.0                        1,537.5
Merchant Processing Services                                  3,415.5                        3,153.8
All Other and Corporate                                         468.9                          330.7
                                           --------------------------     --------------------------
     Subtotal                                                15,676.8                       15,897.3
Divested or To Be Divested                                      454.6                          689.7
                                           --------------------------     --------------------------
     Consolidated                                           $16,131.4                      $16,587.0
                                           ==========================     ==========================

9. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities at fair value. SFAS 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of FASB Statement No. 133" was issued in June 1999, which delayed the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. The Company is evaluating the impact of SFAS 133 on the Company's future earnings and financial position, but does not expect it to be material.

                            FIRST DATA CORPORATION
Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
---------------------------------------------------------------------
                           AND RESULTS OF OPERATIONS
                           -------------------------

Significant Developments

During the first nine months of 1999, First Data Corporation ("FDC" or the "Company") continued to emphasize its three principal business segments: payment instruments, card issuer services and merchant processing services. The Company has continued this emphasis to further its overarching strategic objective: to process every electronic transaction worldwide from the point of occurrence to the point of settlement. FDC is keenly focused on improving execution of strategic plans, enhancing sales and marketing activities, identifying operational efficiencies and building on the fundamental strengths of its business.

In the payment instruments segment, Western Union continues to experience strong growth. Western Union now offers money transfer services at nearly 78,000 agent locations (a 48% increase since September 30, 1998) in 176 countries worldwide. The dramatic growth in agent locations is due in part to the signing of Postbank of Germany - which added 12,000 locations in the second quarter of 1999. Development efforts continued on several new products and services, including TransPoint, the Company's Internet-based bill presentment and payment service joint venture, of which service went live with a limited number of billers in the second quarter of 1999. During the third quarter of 1999, TransPoint continued to sign new billers and has scheduled additional companies to go "live" during the fourth quarter of 1999.

In May 1999, the Company announced that its Western Union business unit had received preliminary approval for a proposed settlement of all claims in several class action lawsuits pertaining to the Company's U.S.-to-Mexico money transfer business. Under the terms of the settlement, FDC will establish a charitable fund for the advancement of Mexican and Mexican-American causes in the amount of $2 million. In addition, Western Union will issue discount coupons to its customers who transferred money from the U.S. to Mexico after January 1, 1987. These coupons will be for future money transfers to Mexico. Discount coupons for future Western Union transactions will also be issued to MoneyGram (previously an FDC subsidiary) customers who transferred money to Mexico from January 1, 1988 to December 10, 1996. FDC recorded a second quarter pre-tax charge of $34.1 million ($21.1 million after tax) to reflect legal fees, the charitable fund and other outside administrative costs in connection with the settlement. Future discounts related to coupon redemption will be recorded as incurred.

Card issuer services volume trends remained positive in the first nine months of 1999 with total accounts on file growing to 260 million -- up 24% from September 30, 1998. This growth was fueled by the conversion of a record number of accounts in the third quarter of 1999 (approximately 38 million accounts) including the First Chicago bankcard portfolio now owned by BankOne, the First Consumers retail card portfolio (featuring the Spiegel and Eddie Bauer brands) and First Union.

The merchant processing segment continued to experience strong revenue growth in the third quarter and first nine months of 1999 (12%) compared to the same periods in 1998. This growth in revenues is attributable to significant increases in merchant dollar volume processed which grew 36% in the third quarter of 1999 (19% excluding the impact of the Paymentech acquisition discussed below) and 25% in the first nine months of 1999 (18% excluding Paymentech) compared to the third quarter and first nine months of 1998.

In July 1999, the Company completed the acquisition of Paymentech, Inc.'s 16.4 million publicly held shares (45% of total outstanding shares) for a cash payment of approximately $430 million. This payment included consideration for the cancellation of outstanding options to purchase shares of Paymentech's common stock. In conjunction with this transaction, Paymentech's operations were combined with the existing Bank One/ First Data alliance, BancOne Payment Services, LLC, resulting in a larger alliance with greater market presence. Paymentech provides full-service electronic payment solutions for merchants and third party transaction processing. This transaction is expected to be approximately one cent dilutive to First Data's earnings per share in 1999 and to have an immediate accretive impact to cash flow. The impact of this transaction was considered in the Company's previously stated 1999 financial outlook and the Company remains comfortable with its earnings per share guidance of $1.68 to $1.76.

                            FIRST DATA CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

FDC continues to aggressively expand its e-commerce activities. During the third quarter 1999, the Company announced the creation of an Internet Commerce group to focus on development and management of Internet-based electronic commerce solutions and related initiatives across all First Data subsidiaries. At the same time, the Company unveiled the industry's first stand-alone payment gateway
- SurePay (SM) - supporting credit card, check and cash payments over the Internet.

The Company also continues to build critical relationships with Internet-related companies. In the third quarter of 1999, the Company announced a strategic marketing agreement between Excite@Home and FDC to enable merchants to quickly
                            -----------
establish an online commerce storefront with transaction capabilities and access to Excite's daily users. This agreement coincided with Excite's agreement to acquire iMall, Inc. in which FDC held an 11% ownership stake before the transaction, which closed on October 27, 1999. As a result of this transaction FDC will recognize a gain of approximately $20 million ($12 million after tax) in fourth quarter 1999 results.

Also in third quarter of 1999, the Company (along with Wells Fargo & Co.) announced the launch of the One-Stop e-Store, an extensive, affordable e-commerce solution for small and mid-sized businesses. The One-Stop e-Store package provides all the tools for businesses to create a virtual storefront, from Web design, development and hosting, to payment processing and traffic building. The bundled solution allows a business to create a secure dynamic, sales-ready Internet presence in a matter of days.

More recently, the Company announced an agreement with Passlogix, Inc. to develop advanced electronic wallet technology for Web merchants, credit card issuers and online consumers. The wallet technology will enable users to register and shop online with one click and instantly logon to all of their websites and applications. This results in decreased work for users and a complete identity management system, providing them with enhanced security and privacy while generating greater revenues for e-commerce sites. Passlogix creates software that enables businesses to manage and verify electronic identities of their customers and employees.

Several significant actions were taken in the first nine months of 1999 as the Company continues to streamline its operations and focus on its three primary lines of business.

In April 1999, the Company sold Innovis, Inc. (formerly Consumer Credit Associates, Inc.) to CBC Companies, Inc. for $20 million. As a result of selling Innovis certain tax benefits will be realized. Results for the second quarter 1999 include recognition of a pre-tax benefit of $24.5 million ($40 million after tax) for Innovis that relates primarily to the receipt of the net proceeds from its sale. The remaining shutdown reserve at September 30, 1999 of $6.4 million includes $2.1 million for severance and $4.3 million for other exit costs.

In May 1999, the Company sold its EBP Life business unit for $14.5 million cash. As a result of this transaction FDC recorded a pre-tax gain amount of $4.5 million ($3.9 million after tax) in the second quarter of 1999. Included in this pre-tax gain amount is $2.9 million related to the reversal of an impairment charge previously recorded by the Company in anticipation of its exit from the insurance line of business.

In July 1999, the Company completed the sale of its Donnelley Marketing subsidiary to infoUSA for approximately $200 million in cash. As a result of this transaction a pre-tax loss of $29.8 million ($14.7 million after tax) was recorded in the second quarter of 1999 upon the signing of a definitive purchase agreement. Also in July 1999, the Company announced a definitive agreement with PNC Bank Corp. to sell its Investor Services Group business unit for approximately $1.1 billion in cash. This sale allows FDC to further concentrate its efforts on electronic payment services and e-commerce solutions. Upon completion of the sale, the Company will record a one-time pre-tax gain of approximately $700 million (approximately $370 million after tax) and will realize net after tax cash proceeds of approximately $700 million. This transaction, which is subject to customary regulatory approvals, is expected to be completed during the fourth quarter of 1999.

                            FIRST DATA CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

In September 1999, the Company recorded a pre-tax loss of $13.5 million ($8.4 million after tax) related to the termination of a specialty services joint venture. The charge represents the funding required for the joint venture shutdown and payment of a customer termination fee. Also in September 1999, a $7.4 million merger accrual related to the 1995 merger of FDC and First Financial Management Corporation (with no tax effect) was reversed due to the favorable resolution of a contingency in the third quarter.

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

Results of Operations

The Company derives revenues in each of its reportable segments based principally on the number of transactions processed, a percentage of dollar volume processed or on a combination thereof. Lesser amounts of revenue are generated from foreign currency exchange on money transfer transactions and sharing in investment earnings on fiduciary funds. For the quarter ended September 30, 1999, total revenues increased 9% to $1.40 billion from $1.28 billion in the prior year quarter, and for the nine months ended September 30, 1999, total revenues increased 8% to $4.07 billion from $3.77 billion in the prior year nine months. Revenues continued to be impacted by significant divestiture activity over the last year as the Company has focused on its core payment services businesses. The Company's internal growth rate (excluding the effects of business acquisitions and business divestitures) in revenues for third quarter 1999 was 11% and for the first nine months of 1999 was 12%.

Product sales and other revenues increased 2% from $26.3 million in the third quarter 1998 to $26.7 million in the third quarter of 1999. This increase is due primarily to an increase in incentive payments received from one of the Company's merchant alliance partners partially offset by a decline in IBT branch installations. Product sales and other revenues decreased 12% from $85.8 million in the first nine months of 1998 to $75.8 million in the first nine months of 1999. The largest component of the decline for the nine month period is attributable to decreases in IBT branch installations.

For the third quarter of 1999, operating expenses increased 11% to $883.7 million compared to $799.4 million in the 1998 third quarter. For the nine months ended September 30, 1999, operating expenses increased 9% to $2,629.9 million from $2,406.2 million in the nine month period in 1998. The increase in operating expenses as a percent of revenue over 1998 was driven in part by an increase in Year 2000 ("Y2K") readiness expenses which for the 1999 third quarter approximated $24.2 million as compared to $20.7 million in 1998's third quarter. Y2K expenses were $74.3 million and $53.2 million for the nine months ended September 30, 1999 and 1998, respectively. An increase in non-capitalized systems investment was also a factor in the increase in operating expenses as a percent of revenue for the quarter and nine month period ended September 30, 1999 compared to the same periods in 1998.

Selling, general and administrative expenses increased 9% to $197.6 million in 1999's third quarter compared to $181.3 million for the same period in 1998. For the nine month period, selling, general and administrative expenses increased 7% to $603.7 million in 1999 from $564.5 million in 1998. As a percentage of revenue, selling, general and administrative expenses were flat on a quarter to date and year to date basis. The dollar increase for both periods reflects increased advertising and promotion spending, especially in the payment instruments segment, and increased general and administrative costs to support higher overall revenue.

Interest expense increased 7% to $27.4 million in the third quarter of 1999 from $25.5 million in the third quarter of 1998, and decreased 7% to $74.4 million for the nine month period of 1999 from $80.3 million for the first nine month

                            FIRST DATA CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

period of 1998. The third quarter 1999 increase is attributable to an increase in short term borrowings as the Company began the repurchase of its stock under its $750 million stock buyback program. The decrease for the nine month period is due primarily to overall reductions in debt balances during the first six months of 1999 achieved through strong cash flow from operations and reduced capital expenditures.

FDC's effective tax rate (excluding the impact of divestitures, restructuring charges and other one-time items) for the third quarter of 1999 was 28.6%, a decrease of 3.5 percentage points from 1998's third quarter rate. Similarly, the 1999 year-to-date effective tax rate excluding the items mentioned above was 29.7%, down 2.8 percentage points from 1998. This decrease is primarily due to an increase in the amount of non-taxable interest generated from investments in debt instruments issued by state and local governments and a lower effective state tax rate.

Net income of $207.1 million and $541.4 million for the third quarter and nine months ended September 30, 1999, respectively, was up from $187.2 million and $363.3 million in the comparable periods of 1998. These increases were primarily the result of margin improvement in the combined core businesses and the provision for loss on contract which impacted the results for the 1998 nine month period.

Diluted earnings per share ("EPS") increased significantly to $0.48 and $1.24 for the third quarter and first nine months of 1999, respectively. Excluding the impact of restructuring, impairment charges and other one-time items, diluted EPS increased 14% to $0.48 in the third quarter and 13% to $1.22 for the nine month period of 1999. This growth in EPS was driven by strong performance in the core businesses, the divestiture of less profitable businesses and the implementation of cost reduction and profit improvement programs.

Payment Instruments

Total revenues in the payment instruments segment increased by 18% (on a tax-equivalent basis) to $521.2 million in the third quarter of 1999, as compared to $440.3 million in the same period of 1998. Year-to-date revenues increased by 20% to $1,483.4 million in 1999 from $1,240.8 million in 1998. This increase reflects continuing strong underlying volume increases principally related to international and commercial money transfer. Aggregate money transfer transactions grew 18% (to 18.7 million) over the third quarter of 1998. At September 30, 1999, the agent base had grown 48% as compared to a year ago, with nearly 78,000 agents in 176 countries. The dramatic growth in agent locations is due in part to signing of Postbank of Germany - which added 12,000 locations in the second quarter of 1999.

Operating profits for the third quarter of 1999 grew 17% over last year's third quarter, from $139.6 million to $163.1 million. For the nine month period, operating profits grew by 18% from the prior year, from $353.3 million to $416.8 million. Established product lines continue to gain operating leverage through cost efficiencies and price increases in certain markets, offset by price declines in the Mexican markets, increased Y2K spending and investment in new businesses and products.

Card Issuer Services

Total revenues in the card issuer services segment grew 11% for the third quarter of 1999 to $360.0 million as compared to $322.9 million for 1998's third quarter. For the nine month period, card issuer services segment revenues grew 9% to $1,005.6 million in 1999 from $925.3 million in 1998. Card accounts on file as of September 30, 1999 were 260 million (a 24% increase from September 30, 1998) with domestic card accounts growing to 233 million (26% growth) and international card accounts growing to 27 million. Revenues continue to grow more slowly than accounts on file due to an increased proportion of accounts processed for large issuers with lower than average prices and growth in debit and retail card accounts on file which generate lower revenue per account.

Operating profit for the card issuer services segment decreased 4% from $63.0 million in 1998's third quarter to $60.3 million in 1999. Year-to-date operating profit increased 1% to $174.6 million in 1999 from $173.4 million in 1998.

                            FIRST DATA CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

Improved performance driven by strong volume trends was offset by increased systems investments and non-capitalized expenses incurred as a result of a record number of third quarter 1999 client conversions (approximately 38 million accounts). These non-capitalized expenses had a significant impact on both the third quarter and year-to-date 1999 operating profit.

During the first nine months of 1999, the card issuer services segment entered into several new agreements to provide processing services. The Company also anticipates deconversion of several clients, the most significant of which were due to the acquisition of clients by financial institutions which process card portfolios in-house. None of these terminations, individually or in the aggregate, are expected to have a significant impact on the Company's results of operations.

For several years, it has been uncertain whether the U.K. could impose a value added tax (VAT) on the processing services provided by the Company's First Data Resources Limited (FDRL) business unit. Imposition of a VAT could put FDRL at a competitive disadvantage to in-house credit card processing solutions, which would not be subject to the tax. FDRL recently received a favorable opinion in a pending legal matter that held that the VAT could not be imposed by the U.K. taxing authorities in that case. However, the U.K. recently adopted new legislation that purports to impose a VAT on third-party credit card processors such as FDRL. The court decision received by FDRL indicates that the European Community doctrines prevent the U.K. from imposing a VAT on processing services such as those provided by FDRL. U.K. authorities are appealing the decision; therefore, the imposition of a VAT in the U.K. remains uncertain.

Merchant Processing Services

Revenues in the merchant processing services segment grew 12% to $387.9 million for the third quarter of 1999 compared to $347.6 million for third quarter 1998. Total merchant dollar volume processed grew 36% (19% excluding the results for Paymentech) to $86.6 billion as compared to the third quarter of 1998. Revenues grew 12% to $1,126.0 million for the first nine months of 1999 compared to $1,005.0 million for the same period in 1998. Total merchant dollar volume grew 25% (18% excluding Paymentech) over the first nine month period of 1998 to $223.9 billion. Revenue growth was driven by growth in the dollar volume processed and the impact of revenue enhancement initiatives implemented in the second half of 1998; however, revenues may not continue to grow at this level as these initiatives anniversary. Note that revenues grew more slowly than dollar volume processed because the increased dollar volume also includes volume of the Company's alliances, which are generally accounted for under the equity method of accounting.

Operating profits increased 37% to $108.0 million for the third quarter of 1999 from $78.9 million for the 1998 third quarter. Operating profits increased 30% to $275.8 million for the first nine month period of 1999 as compared to $212.9 million for the same period last year. This improvement is reflective of strong volume and the impact of significant cost reduction and revenue enhancement initiatives implemented in 1998, somewhat offset by an increase in Y2K expenses.

Key elements of FDC's strategy in the merchant processing services segment involve its joint venture alliances with its bank partners and its internet commerce initiatives. Each joint venture alliance is a separately managed business that requires a close relationship and a cooperative effort between the Company and the bank partner and could be affected by further consolidation among financial institutions. Internet commerce, while accounting for a very small portion of the segment's transactions currently, is growing rapidly. However, internet commerce is still evolving industry-wide and its ultimate impact on merchant processors and acquirers is uncertain.

All Other and Corporate

Revenues from these operations decreased 5% to $79.5 million for the third quarter of 1999 from $83.9 million in third quarter 1998. For the first nine month period, revenues decreased 3% to $239.0 million in 1999 from $246.5 million in

                            FIRST DATA CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

1998. IBT revenues were down approximately $18.0 million from the prior year nine months due to a decline in branch installations, while Call Interactive and First Data Solutions revenues increased over last year's nine month period.

Operating profits declined 57% and 61% in the third quarter and first nine months of 1999, respectively, from $29.0 million and $90.8 million in the third quarter and first nine months of 1998 to $12.4 million and $35.5 million in 1999. Operating profit declined at IBT as a result of lower revenues and at Teleservices due to expenses associated with a start-up contract. Additionally, the extent and timing of certain corporate initiatives focused on improving the effectiveness of the Company's overall operations increased corporate expenses.

Capital Resources and Liquidity

FDC continues to generate significant cash flow from operations, aggregating $939.4 million in the nine months ended September 30, 1999, as compared to $921.4 million for the nine months ended September 30, 1998. FDC utilized this cash flow to reinvest in its existing businesses, to contribute to the financing of business expansion and to fund treasury stock purchases.

FDC reinvests cash in its existing businesses principally to expand its processing capabilities through property and equipment additions, to establish customer-processing relationships through contract payments and costs for conversion and to acquire or develop software for use in its operations. These cash outlays decreased to $340.9 million for the first nine months of 1999 as compared to $529.1 million for the first nine months of 1998. For the full year 1999, the Company expects such total non-acquisition spending to be less than 1998's full year total of $649.8 million. The Company currently expects total Year 2000 related systems spending for the full year 1999, which will be expensed as incurred, to be approximately $90-$100 million, as compared to $75 million incurred for the full year 1998. (See the Year 2000 section following Capital Resources and Liquidity for additional information.) Although some of the Company's Year 2000 spending is incremental, the Company expects to redeploy much of its Year 2000 spending to make significant investments in new and enhanced operating platforms after completion of its Year 2000 program. Such investments will encompass all segments, but are likely to be concentrated in the card issuer services segment.

Overall, FDC's operating cash flow for the nine months ended September 30, 1999 exceeded its investing activities associated with additions to property and equipment and capitalized contract and systems development costs by $598.5 million. These cash sources contributed to funds utilized for treasury stock purchases.

In the first nine months of 1999, the Company had net expenditures of $257.9 million on acquisitions and divestitures including $40.3 million in cash outlays for businesses previously acquired and proceeds of $242.2 million for 1999 dispositions. During the comparable period of 1998, proceeds from dispositions were $150.0 million, with a net total of $151.1 million in cash spending on acquisitions and businesses previously acquired.

The Company's net use of cash for financing activities was due to share repurchases under the Company's $750 million and $550 million share repurchase programs discussed below and dividend payments partially offset by proceeds from stock option exercises and other employee stock benefit programs. Net cash used in financing activities was $176.7 million during the first nine months of 1999, as compared to $283.5 million in the 1998 period.

The Company made cash outlays totaling $917.0 million in the nine months ended September 30, 1999 to buy back shares of its common stock. Proceeds from stock option exercises totaling $144.1 million partially offset these outlays. The Company had a net cash inflow of $622.3 million in its borrowings during the first nine months of 1999 as compared to a net cash outflow of $149.1 million in the same 1998 period. In addition, the Company continued its practice of paying quarterly cash dividends, resulting in $26.1 million of cash payments to the Company's common stockholders during the first nine months of 1999.

In September 1998, the Company announced that its Board of Directors authorized management to purchase up to $500 million of its outstanding common stock. In December 1998, the Board increased the total authorization to $550 million in conjunction with the issuance of a convertible note. In July 1999, the Board of Directors authorized management to purchase an additional $750 million of the Company's outstanding common stock. Funding for these purchases is expected to come from operating cash flow and proceeds from current year divestitures.

                            FIRST DATA CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

During the third quarter 1999, the Company purchased a total of 9.5 million of its common shares at a cost of $446 million. Included in this total were purchases of 2.0 million shares at a cost of $95 million under the $550 million authorization and 7.5 million shares at a cost of $351 million under the $750 million authorization. Note that in July 1999, the Company completed the utilization of the $550 million provided for repurchases under the 1998 authorization. A total of 15.1 million shares were repurchased under this program.

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

Included in cash and cash equivalents on the Consolidated Balance Sheet at September 30, 1999 is $92.1 million related to required investments of cash in connection with the Company's merchant card settlement operation and additional amounts used to support the operations of certain business areas; the remainder is available for general corporate purposes. Also, FDC has remaining available short-term borrowing capability of approximately $401 million at September 30, 1999 under the Company's commercial paper program and through its bank credit lines.

In November 1999, the Company established an extendible commercial note program in the amount of $300 million. These additional funds will be used to fund the Company's stock repurchases and investing activities.

The Company believes that its current level of cash and financing capability along with future cash flows from operations are sufficient to meet the needs of its existing businesses. However, the Company may from time to time seek longer-term financing to support additional cash needs or reduce its short-term borrowings.

Year 2000

State of Readiness. The Company's Y2K preparedness efforts are differentiated between information technology ("IT") systems and non-IT systems. Non-IT systems are embedded systems that support facilities infrastructures. The Company has completed the upgrade of non-IT systems for the Company's mission critical buildings and has substantially completed the upgrade for non-mission critical buildings. However, new facilities may be added that will be assessed and upgraded in the fourth quarter.

IT systems include primarily computer hardware and software and related systems. The Company has implemented a five phase Y2K readiness plan for IT systems: (i) Phase 1- Impact Analysis and Inventory, (ii) Phase 2- Code Renovation/Operating System Upgrade, (iii) Phase 3- Data-Aged Test Execution, (iv) Phase 4- Client Test Execution, and (v) Phase 5- Production Implementation. A description of each phase may be found on page 25 of the Company's 1998 Annual Report on Form 10-K. The following Status Chart indicates the approximate percentage of work completed for the mission-critical systems of the following material business units by phase as of September 30, 1999.

                            FIRST DATA CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)


Business Unit                           Phase 1      Phase 2      Phase 3      Phase 4*      Phase 5
-------------                          --------     --------     --------     ---------     --------
  Target Completion Date
    For each phase                     12/31/97     12/31/98     3/31/99       6/30/99       6/30/99

Card Issuer Units
  First Data Resources                   100%         100%         100%          100%          100%
  First Data Australia                   100%         100%         100%          100%          100%
  First Data Resources Limited           100%         100%         100%          100%          100%
  First Data Oil Services                100%         100%         100%          100%          100%
  Hogan Information Services             100%         100%         100%          100%          100%
Merchant Processing Units
  First Data Merchant Services           100%         100%         100%          100%          100%
  BMCF Gaming joint venture              100%         100%         100%          100%          100%
  First Data POS (MicroBilt)             100%         100%         100%          100%          100%
  TeleCheck                              100%         100%         100%          100%          100%
Payment Instruments Units
  Western Union                          100%         100%         100%          100%          100%
  Orlandi Valuta                         100%         100%         100%          100%          100%
  Integrated Payment Systems             100%         100%         100%          100%          100%
  CashTax                                100%         100%         100%          100%          100%
Other
  Call Interactive                       100%         100%         100%          100%          100%
  Investor Services Group                100%         100%         100%          100%          100%
  TeleServices                           100%         100%         100%          100%          100%

 *Phase 4 client testing was conducted with a representative sample of the Company's clients and transactions to test the Company's IT systems interface. However, the sample only included a portion of the Company's clients.

Although the five phases for the mission critical systems are complete, the Company will continue its efforts to prepare for the Year 2000 date change. For the remainder of 1999, the Company expects to (i) perform additional selected client testing and internal testing, (ii) employ an outside party to perform a second independent validation and verification of the Company's source code to insure that it is Year 2000 ready, (iii) further test and refine its business contingency plans, and (iv) continue to coordinate with third parties regarding Year 2000 issues. The Company also has delayed all changes to the source code for new business initiatives until after January 1, 2000 and has established a clean management program for any essential programming changes that may be needed prior to that date. The clean management program includes an internal review of any proposed change but depending upon the timing of such changes full testing of the code prior to the Year 2000 date change may not be possible.

Material Relationships. The Company's material third-party relationships include: (i) providers of hardware/software products, (ii) service / network /gateway providers, and (iii) clients. The Company has assessed client and vendor issues, identified required changes, and tested with material third parties when possible. Coordination with third parties regarding Y2K issues will continue to the Year 2000 and beyond and the Company is working with material third parties to minimize service interruptions that could occur in connection with the Year 2000. Notwithstanding these efforts, unexpected third-party failures could occur and, despite testing procedures, erroneous or corrupted data received from third parties could impact internal systems and cause material service disruptions.

Third-party relationships believed to be most material to the Company are described below. (i) Clients- The Company does not control clients' remediation efforts or whether they test on the Company's systems. The Company offered to test with all material clients but, although substantially all of the card issuer clients tested with the

                            FIRST DATA CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

Company, the number of clients that accepted the offer to test varied among other business units. However, the Company believes it has tested a representative sample of each type of transaction it conducts with material clients. (ii) Telecommunications -Domestic- Telecommunication services are critical to all of the Company's businesses. The Company has contracts for telecommunication services with AT&T, MCI and Sprint and is reliant on regional bell operating companies and other local service providers. The Company has participated in Y2K testing programs with various telecommunication companies and all issues discovered during the testing have been addressed. Two of the three U.S. based long-distance carriers used by the Company also have provided contractual agreements that they will be Y2K ready in a timely manner. The third U.S. based long distance carrier has provided assurance that it has completed all five phases of its Year 2000 program. (iii) Telecommunications - International- Several of the Company's businesses are similarly reliant upon telecommunication providers in foreign countries. The assurance provided by those providers varies from country to country. Based on the assurances that were obtained, the Western Union International business unit identified 43 countries as presenting a high risk for telecommunication Y2K problems and the Company has established satellite phones in a number of foreign locations as part of its contingency planning; (iv) Postal Service- Postal services are critical to many of the Company's businesses. By law, no alternative for first-class mail service is available. The Postal Service has provided assurances that it will be Y2K ready in a timely manner. (v) Electronic Money Transfer Networks-Most of the Company's businesses require settlement of financial transactions through various electronic networks. Transfers using the Federal Reserve Board's Fedwire(R) Funds Transfer System and the Automated Clearing House have been tested through the Company's clearing banks. The Company has also participated in tests with the Bank Automated Clearing Services in the U.K. (vi) Association Networks and Similar Proprietary Third-Party Networks- Several of the Company's business units provide services related to credit and debit card transactions which occur over association and proprietary third-party networks. The Company has tested with VISA, MasterCard, Discover, American Express and EuroPay networks and has indirectly tested regional Automated Teller Machine networks through VISA and MasterCard. (vii) Utilities- All businesses are reliant upon utilities for electricity, gas, water, and sewers. The Company has been working with utility providers to assess their Y2K readiness and has made contingency plans based on these assessments. The Company's major data centers have power generation systems to provide electrical backup for reasonable periods of time based on accepted business practices for the relevant business unit and the Company expects to have additional fuel reserves on site to power the generators. (viii) Internal Revenue Service- CashTax processes EFTPS transactions for the IRS and has tested its systems with the IRS using future-dated test data. (ix) EDS-Electronic Data Systems provides data center services for Western Union including application development and maintenance. In addition, EDS provides certain gateway services to First Data Resources. The Company has tested its systems with EDS. (x) Internet- Numerous of the Company's businesses offer Internet-based products and services. Moreover, an increasing amount of corporate communication occurs over the Internet. The Internet is reliant upon telecommunication and data transmission services and, therefore, it is subject to the telecommunication risks noted above. The decentralized nature of the Internet makes it difficult to obtain assurances concerning Y2K compliance. (xi) SIAC- Investor Services Group has a relationship with the Securities Industry Automation Corporation ("SIAC") which provides clearing services for mutual fund trading. ISG has completed its testing with the Securities Industry Automation Corporation (SIAC) and no Year 2000 issues were reported as a result of the testing. (xii) Credit Bureaus-Several of the Company's business units and most of the Company's financial institution clients use the services of one of the three national credit reporting bureaus. Failure of credit bureau services for an extended period of time could adversely affect the Company's ability to deliver certain services to clients. The Company has conducted tests with all three national credit reporting bureaus.

Year 2000 Risks. Management believes that the most likely Y2K risks relate to third parties with which it has material relationships. A failure or disruption of (i) the Company's mission-critical computer systems caused by third-party hardware / software, (ii) third-party service / network / gateway providers, or
(iii) significant clients for an extended period, could adversely affect the financial condition and results of operations of the Company. Moreover, any mass public reaction to events surrounding Y2K, such as a mass testing of the availability of the credit card or telecommunication networks, could overwhelm these systems and create a service disruption that would have an adverse effect on the Company's business, operations and financial results. In addition, the Company's Y2K contingency staffing plans could be adversely affected in specific locations if utility or other Y2K interruptions

                            FIRST DATA CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

occurred in those locations, although the Company has tried to address this issue by including consideration of employees' families in its contingency plans. However, based on currently available information, while management anticipates there could be isolated and intermittent disruptions of various services and interfaces at its businesses, there is no expectation of extensive or protracted systemic failures that would have a material adverse effect on the financial condition or results of operations of the Company.

Contingency Plans. The business contingency plans have been completed and tested. The Company is currently updating the plans based on the test results and expects to revise the plans throughout 1999 as needed. Although each business unit has its own unique plan, the plans generally call for obtaining goods and services from alternative sources and utilizing alternative methods to perform functions. The Company's five major data centers have power generation systems to provide electrical backup for reasonable periods of time based on accepted business practices for the relevant business unit. The Company expects to have additional fuel reserves on site to power the generators. The Company may also establish additional short-term liquidity facilities as part of its contingency plan for any disruptions in the settlement networks.

To manage the actual rollover to the Year 2000, the Company has established approximately thirty-eight command centers that will be in operation before December 31, 1999 and will continue as needed. The corporate and seven major command centers will report to senior executive management of the Company who will be available to assist in managing the actual rollover. The business units also have developed staffing support plans to ensure that appropriate on-site staff are in place and have established procedures to implement any contingency plan and address issues that may arise.

Costs to Address the Company's Year 2000 Issues. Through September 30, 1999, the Company has spent in aggregate approximately $182.5 million in connection with preparing for the Year 2000, of which approximately $24.2 million was spent in the third quarter of 1999. The Company anticipates that Y2K expenditures for the remainder of 1999 will be approximately $20-$30 million. Y2K expenditures for 1999 are slightly more than originally projected due to additional efforts to prepare for the Year 2000, including the two independent verifications and validations of the Company's source code. Of the 1999 spending, approximately 92% has been spent on software remediation and testing and approximately 8% has been spent to replace systems and equipment and to add testing capacity. The Company anticipates that Y2K expenses will be approximately 11% of the IT budget for 1999. To date, the Company has financed its Y2K expenses from cash flow and expects to continue to do so.

Regulatory Supervision; Independent Validation/Verification. In addition to engaging the Gartner Group to assist with Year 2000 issues, in May 1999, the Company engaged Silverline Technologies, Inc. to perform an independent verification and validation of all of the approximately 172 million lines of source code used by the Company to ensure that the code is Year 2000 ready. The Company has reviewed all suspect code identified by Silverline Technologies, Inc. and remediated the suspect code that was determined to be flawed. Silverline Technologies, Inc. is now performing a second verification and validation review of the source code.

Safe Harbor for Year 2000 Forward-Looking Statements. All forward-looking statements regarding Y2K readiness, including estimates, forecasts and expectations, are inherently uncertain as they are based on various expectations and assumptions concerning future events and are subject to numerous risks and uncertainties which could cause actual events or results to differ materially from those projected. Important factors upon which the Company's Y2K forward-looking statements are premised include: (a) retention of employees and contractors working on Y2K projects; (b) customers' remediation of their internal systems to be Y2K ready and their cooperation in timely testing; (c) no material disruption of telecommunication, data transmission networks, payment networks, government services, utilities or other infrastructure services and no unexpected failure of third-party products; (d) no unexpected failures by third-parties providing services to the Company; (e) no unanticipated material flaws in the Company's business contingency plans; (f) no undiscovered sabotage of systems or program code affecting the Company's systems; and (g) no undiscovered material flaws in the Company's test, validation and verification processes.
The Company undertakes no obligation to update forward-looking statements.

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

                     Independent Accountants' Review Report


The Stockholders and Board of Directors
First Data Corporation


We have reviewed the accompanying consolidated balance sheet of First Data Corporation as of September 30, 1999 and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 1999 and 1998, and the consolidated statements of cash flows for the nine-month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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



Atlanta, Georgia
October 21, 1999

                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings
        -----------------

From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. None of these matters, either individually or in the aggregate, currently is material to the Company except as reported below and in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and the Company's Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 1999 and June 30, 1999. There were no material developments in the litigation matters previously disclosed except for the developments discussed below.

Integrated Payment Systems, Inc. ("IPS"), a subsidiary of the Company, has been added as a defendant in an action in which claims are asserted that are similar to the claims asserted in the actions previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. In April 1998, Plaintiff Raul Ross Pineda, individually and on behalf of all others similarly situated, filed a putative class action in the United States District Court for the Northern District of Illinois naming MoneyGram Payment Systems, Inc. as the defendant (the "Pineda action"). IPS subsequently has been added as a defendant
                ------
in that action.   IPS operated an electronic money transfer service under the
name "MoneyGram" prior to December 1996.   Mr. Pineda claimed that the
defendants charged an undisclosed commission when they transmitted consumers' money by wire to Mexico, in that the exchange rate used in these transactions was less favorable than the exchange rate that defendants received when they traded dollars in the international money market. Mr. Pineda further asserted that the defendants' failure to disclose this so called commission in their
advertising and in the transactions violated federal and state law.    Mr.
Pineda seeks declaratory and injunctive relief, damages in an amount to be proven at trial, treble damages, punitive damages, attorneys fees, and cost of suit.

The parties in the Pineda action reached a tentative settlement as part of the
                   ------
proposed settlement of the action filed by Luis Pelayo that was previously reported in the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999 (the "Pelayo action"). The Court in Pelayo and Pineda
                    ------                         ------     ------
preliminarily approved the proposed settlement and a fairness hearing is scheduled for December 10, 1999, to determine the fairness, reasonableness, and adequacy of the proposed settlement. The Court also barred the continued prosecution and commencement of any new actions in any state or federal court that assert any claims that would be released and discharged upon final approval of the settlement. On September 7, 1999, the Company began to give notice of the settlement to the members of the settlement class.

On July 22, 1999, Raul Garcia, a class member residing in California who had filed an action previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the Garcia action), and Lydia Bueno, a
                                          ------
class member residing in California who had filed a similar action against MoneyGram Payment Systems, Inc., filed motions to intervene in the Pelayo and
                                                                   ------
Pineda actions.  The motions to intervene were subsequently granted. They also
------
filed motions to vacate the preliminary injunction staying the Garcia action but
                                                               ------
the motions were denied.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

(a)   Exhibits
----  --------

       12    Computation of Ratio of Earnings to Fixed Charges

       15 Letter from Ernst & Young LLP Regarding Unaudited Interim Financial Information

       27.1  Financial Data Schedule (for SEC use only)

       99.1  Private Securities Litigation Reform Act of 1995
             Safe Harbor Compliance Statement for Forward-Looking Statements

(b)   Reports on Form 8-K
----  --------------------

      None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             FIRST DATA CORPORATION
                                           ---------------------------
                                                  (Registrant)




Date:  November 11, 1999                 By  /s/ Lee Adrean
       -----------------                     --------------
                                             Lee Adrean
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)

Date: November 11, 1999                  By  /s/ Jeffrey W. Holtz
      -----------------                      --------------------
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