Form 10-K
period 1999-12-31
FIRST DATA CORP
filed 2000-03-24
CIK 883980

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                              ___________________

                                   FORM 10-K

      [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1999

                                       OR

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the transition period from          to

                         Commission file number 1-11073

                             FIRST DATA CORPORATION
             (Exact name of registrant as specified in its charter)

          DELAWARE                                           47-0731996
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

     5660 NEW NORTHSIDE DRIVE, SUITE 1400, ATLANTA, GEORGIA        30328
             (Address of principal executive offices)            (Zip Code)
                                 (770) 857-0001
               Registrant's telephone number, including area code
                              ___________________

          Securities registered pursuant to Section 12(b) of the Act:

        Title of each class            Name of each exchange on which registered
        -------------------            -----------------------------------------
    Common Stock, $.01 par value                  New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                     None
                              ___________________

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

  Common shares of the registrant outstanding at February 29, 2000 (excluding treasury shares) were 416,626,399. The aggregate market value, as of March 1,
    2000 of such common shares held by non-affiliates of the registrant was approximately $19 billion. (Aggregate market value estimated solely for the purposes of this report. This shall not be construed as an admission for the purposes of determining affiliate status.)

                      DOCUMENTS INCORPORATED BY REFERENCE
   Part III: Portions of Registrant's Proxy Statement relating to the Annual
              Meeting of Stockholders to be held on May 10, 2000

                                      PART I
ITEM 1. BUSINESS

General

First Data Corporation ("FDC" or "the Company") operates in three principal business segments: payment instruments, card issuer services, and merchant processing services representing approximately 93% of FDC's revenues from continuing operations in 1999 and 1998. Payment instruments includes Western Union, Integrated Payment Systems ("IPS"), and Orlandi Valuta Companies and is the leading provider of nonbank money transfer and payment services to consumers and commercial entities, including money transfer, official check and money order services. Card issuer services encompasses domestic and international card processing. This segment provides a comprehensive line of processing and related services to financial institutions issuing credit and debit cards and to issuers of oil and private label credit cards, including information-based products for enhanced decision making and marketing. Merchant processing services is comprised of First Data Merchant Services, TeleCheck, the Company's check and bankcard collections business and First Data Financial Services ("FDFS"). This segment provides merchants with credit and debit card transaction processing services, including authorization, transaction capture, settlement, Internet-based transaction processing, check verification and guarantee and collection services. The remainder of the Company's business units are grouped in the "all other and corporate" category, which includes TeleServices, Call Interactive, IBT, First Data Solutions and Corporate operations. The Company's business strategy is to generate recurring revenue by developing long-term contractual relationships with clients who have decided to outsource various transaction and information processing services.

FDC's facilities in the United States provide the vast majority of the Company's transaction processing services. Currently, FDC's processing units in the United Kingdom and Australia represent the Company's only foreign operations of significance. Excluding these two foreign units, domestic facilities process substantially all money transfer, merchant card and merchant check acceptance transactions that are settled outside of the United States.

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

FDC considers acquisition opportunities as well as other forms of business combinations and divestitures. Acquisitions supplement FDC's internal efforts to access new markets and client groups, while divestitures have been completed for business units lacking sufficient financial prospects or for units not enhancing the Company's transaction processing competencies. No assurance can be given with respect to the timing, likelihood or the financial or business effect of any possible acquisitions or divestitures.

FDC is incorporated in Delaware, and its principal executive offices are located at 5660 New Northside Drive, Suite 1400, Atlanta, Georgia 30328-5800, telephone
(770) 857-0001.

Significant Developments

In 1999, the Company continued the emphasis on its three principal business segments. The Company has continued this emphasis to further its strategic objective: to process every electronic payment worldwide from the point of occurrence to the point of settlement. FDC is focused on improving execution of strategic plans, identifying operational efficiencies and building on the fundamental strengths of its business.

The payment instruments segment continues to experience strong growth. Payment instruments now offers money transfer services at more than 82,000 agent locations (a 48% increase since December 31, 1998) in 176 countries and territories worldwide. The dramatic growth in agent locations is due in part to the addition of 11,000 locations for Postbank of Germany in 1999.

In 1999, the Company announced that its Western Union business unit had received preliminary approval for a proposed settlement of all claims in several class action lawsuits pertaining to the Company's U.S.-to-Mexico money transfer business. Under the terms of the proposed settlement, FDC will establish a charitable fund for the advancement of Mexican and Mexican-American causes in the amount of $4 million. In addition, Western Union will issue discount coupons to its customers who transferred money from the U.S. to Mexico between January 1, 1987 and August 31, 1999. These coupons will be for future money transfers to Mexico. Discount coupons for future Western Union transactions also will be issued to MoneyGram (previously an FDC subsidiary) customers who transferred money to Mexico from January 1, 1988 to December 10, 1996.

Card issuer services volume trends remained positive in 1999 with total accounts on file growing to 260 million -- up 23% from December 31, 1998. This growth was fueled by the conversion of a record number of accounts in 1999 (approximately 42 million accounts) including the First Chicago bankcard portfolio now owned by Bank One, the First Consumers retail card portfolio (including the Spiegel and Eddie Bauer brands) and First Union.

The merchant processing segment experienced strong revenue growth in 1999 (11%) compared to 1998. This growth in revenues is attributable to significant increases in merchant dollar volume processed which grew 30% in 1999. Including results for Paymentech (see discussion of the Paymentech acquisition below) comparably for the last five months in both years, merchant dollar volume growth would have been 18% in 1999 compared to 1998.

In July 1999, the Company completed the acquisition of Paymentech, Inc.'s 16.4 million publicly held shares (45% of total outstanding shares). Bank One owns all of the remaining shares (55% of the outstanding shares). In conjunction with this transaction, Paymentech's operations were combined with the existing Bank One/First Data alliance, BancOne Payment Services, LLC. Paymentech provides full-service electronic payment solutions for merchants and third-party transaction processing.

FDC also is aggressively expanding its e-commerce activities. During the third quarter 1999, the Company announced the creation of an Internet Commerce group to focus on development and management of Internet-based electronic commerce solutions and related initiatives across all First Data subsidiaries. In addition, the Company announced a strategic marketing agreement between Excite@Home and FDC. This agreement coincided with Excite's agreement to acquire iMall,Inc. in which FDC held an 11% ownership stake before the transaction closed in October 1999.

Several significant actions were taken in 1999 and early 2000 as the Company continues to streamline its operations and focus on its three primary lines of business.

In April 1999, the Company sold Innovis, Inc. (formerly Consumer Credit Associates, Inc.) to CBC Companies, Inc. In May 1999, the Company sold its EBP Life business unit. In July 1999, the Company completed the sale of its Donnelley Marketing subsidiary to InfoUSA. In December 1999, the Company sold its Investor Services Group business unit to PNC Bank Corporation. In January 2000, the Company completed the sale of its Hogan Information Services business unit. In February 2000, FDC and its partners signed a definitive agreement to sell their interests in Transpoint, LLC to Checkfree Holdings Corporation ("Checkfree"). FDC will receive consideration of 6.6 million shares of Checkfree stock and is expected to recognize a gain upon consummation of the transaction.

FDC remains the market leader in its three major segments: payment instruments, card issuer services and merchant processing services. The Company will continue to focus on these core business areas throughout 2000 and will continue to assess how best to serve its customer base. Among the actions the Company believes are necessary to continue its leadership position is a focused effort to develop new products and services and to enhance its processing platforms in response to Company growth, client requirements and changing technology. In this regard, the Company also anticipates it will need to upgrade and redevelop its business continuity plans to reflect new systems and platforms being developed to support these actions.

Operating Segments

The Company operates in three principal business segments: payment instruments, card issuer services and merchant processing services.

Payment Instruments

The payment instruments segment includes Western Union, Integrated Payment Systems ("IPS"), CashTax and Orlandi Valuta Companies ("Orlandi") and is the leading provider of nonbank money transfer and payment services to consumers and commercial entities, including money transfer, official check and money order. As the leading provider of nonbank money transfer and bill payment services, FDC utilizes an agent network of over 39,900 agent locations in North America (United States, Canada and Mexico) and 42,400 international agent locations to provide payment instrument transaction services to consumers in 176 countries and territories. The primary market for these services is comprised of people who periodically need to send or receive cash quickly to meet emergency situations, to send funds to family in other locations or to use nonbank financial services to pay bills or meet other obligations. Through Western Union's Easy Pay and Quick Collect services, FDC also offers bill payment services to utility companies, collection agencies, finance companies and other institutions. The Company's CashTax subsidiary provides electronic tax processing services to banks and government agencies. Official checks serve as an alternative to a bank's own disbursement items such as teller's or bank checks. Money transfer transactions totaled 73.5 million in 1999, compared to 61.4 million in 1998 and 47.8 million in 1997.

In the payment instruments segment, the Company derives its revenues from transaction processing fees and from the investment of funds received by FDC from the sale of payment instruments (primarily official checks and money orders), net of commissions paid to certain selling agents. These investments are the primary component of settlement assets on the Company's consolidated balance sheets. In addition, the Company earns foreign exchange fees from its international money transfer business. On a pre-tax equivalent basis, payment instrument revenues comprised 37% of FDC's total revenues in 1999, compared with 33% in 1998 and 27% in 1997.

Card Issuer Services

The card issuer services segment encompasses domestic and international card processing. This segment provides a comprehensive line of processing and related services to financial institutions issuing credit and debit cards and to issuers of oil and private label credit cards. Within this segment, First Data Resources ("FDR") (with its principal operating facilities in Omaha, Nebraska) provides a comprehensive line of products and processing and related services to financial institutions issuing VISA and MasterCard credit cards, debit cards and oil company and retail store credit cards. Financial institution clients include a wide variety of banks, savings and loan associations and credit unions. Collectively, this segment's services constituted approximately 25% of the Company's total revenues in 1999 and 1998 and 22% in 1997.

In addition to growth in existing clients' card accounts on file, a record number of new cards were converted onto FDR's processing systems in 1999 which was the principal reason for the 23% increase in the Company's total card accounts on file. Card accounts on file at year-end 1999 (including FDR's card issuing business in the United Kingdom) were 260 million, compared with 212 million and 180 million, respectively, at December 31, 1998 and 1997. These amounts exclude certain card accounts for which FDR provides limited services.

Processing services includes embossing, transaction reporting, settlement and billing, and certain security and related services. The Company has the capability to provide a full array of services throughout the period of each card's use, starting from the moment a card-issuing client accepts an application for a transaction card. The Company's in-house embossing facility can issue cards for new accounts and at renewal dates (established by the client) for existing card accounts. FDR's fraud management services monitor the unauthorized use of cards which have been reported to be lost, stolen, or which exceed credit limits. The Company's fraud detection systems help identify fraudulent transactions by monitoring each cardholder's purchasing patterns and flagging unusual purchases. Billing statements are prepared and mailed directly to cardholders using the Company's in-house mail facilities. Examples of other service offerings include cardholder database analysis, cardholder behavior scoring, customized communications to cardholders and proprietary oil card processing services.

Currently, FDC's operations in the United Kingdom and Australia are the Company's principal processing facilities located outside the United States. FDC is the largest third-party provider of card processing services in the United Kingdom, with over 24 million card accounts on file at December 31, 1999. Services provided generally mirror the Company's domestic card issuing and merchant processing services provided to financial institutions. The Company also provides third-party bankcard processing in Mexico and portions of Latin America. In addition, FDC operates the largest independent funds transfer network in Australia, providing ATM, EFTPOS, smartcard, pay-by-phone and internet payment processing services to over 300 financial institutions and merchant clients. During early 1999 the Company relocated its Asia-Pacific card and merchant account processing data center to Australia and is now capable of providing full front end and back office transaction processing services to the Australian and Asia-Pacific markets.

Revenues for card issuing services are derived from fees payable under contracts that primarily depend on the number of accounts or transactions processed. FDR provides over one hundred transaction-based services, which are separately priced and negotiated with clients. Most contracts provide for the payment of minimum annual processing fees, payable without regard to transaction volume. In some instances, FDR may make an advance payment to a client upon the signing of a processing contract with the Company. FDR makes these payments to compensate new clients for dedicating the resources to change service providers or to outsource an internal service function.

Merchant Processing Services

The merchant processing services segment is comprised of First Data Merchant Services ("FDMS"), TeleCheck, the Company's check and bankcard collections business and First Data Financial Services ("FDFS"). This segment provides merchants with credit and debit card transaction processing services, including authorization, transaction capture, settlement, Internet-based transaction processing, check verification and guarantee and collection services. FDMS is the largest provider of merchant credit and debit card transaction processing services in the United States. Its services include authorization, transaction capture, settlement, chargeback handling, and Internet-based transaction processing. The substantial majority of these services pertain to transactions in which payment is made through MasterCard or VISA bank cards. TeleCheck, a check acceptance company, provides electronic check conversion, check guarantee, check verification and collections services. TeleCheck Collections (formerly Credit Performance Services) provides delinquent account processing, including pre-charge off collection outsourcing services. FDFS, through a joint venture, provides credit card, debit card and money transfer services to gaming establishments and their customers. The percentages of FDC's revenues from this segment's services were 28%, 27%, and 27%, respectively, during the years ended December 31, 1999, 1998 and 1997.

A key element of FDC's strategy in the merchant processing area involves joint-venture alliances with bank partners. Under this program, FDC and a bank create a joint venture into which merchant contracts are contributed. Each joint venture alliance requires successful management of the relationship between the Company and the bank partner in that alliance. FDMS benefits by continuing to provide point-of-sale card processing for the contributed merchants and new merchants signed up by either the bank's or the venture's dedicated sales force. The bank benefits by maintaining the merchant banking relationship. Alliance partner banks provide cash clearing and settlement functions, while FDC provides transaction processing and certain back-office functions. There were eleven participating banks in the program as of December 31, 1999.

The Company's primary merchant card processing center is located in Hagerstown, Maryland with additional volumes of merchant card transactions being processed at FDMS's card issuing processing center in Omaha, Nebraska. These centers support merchant electronic cash registers and dial up point-of-sale authorization and draft capture terminals. Also, voice authorization services are provided to merchants without electronic authorization capabilities and in the event that electronic authorization capabilities are interrupted. Transaction information is transmitted electronically through the MasterCard and VISA networks, and may be posted to a cardholder account maintained by FDC's card issuing services area.

FDMS's revenues are generated from fees charged for full service merchant processing performed directly for merchants and for the alliances, and fees are based on a percentage of dollar volume processed or on a per transaction basis. The Company provided full service domestic merchant card processing on Visa and MasterCard transaction dollar volume totaling $328 billion in 1999, compared with $252 billion in 1998 and $216 billion in 1997. Merchant transactions processed totaled 6.4 billion in 1999, compared to 5.0 billion in 1998 and 4.6 billion in 1997. Fees charged to customers for check guarantee services are generally based on the dollar volume of transactions processed, whereas verification fees are based on the number of transactions. TeleCheck also offers collection services in conjunction with its check verification services.

All Other and Corporate

The remainder of the Company's business units are grouped in the all other and corporate category, which includes TeleServices, IBT, Call Interactive, First Data Solutions and Corporate operations.

International Banking Technologies ("IBT") develops in-store branch banking programs and derives its revenues from fees earned during the design and installation phases, and the ongoing management of the in-store program. FDC's Call Interactive is a provider of customized 800 telephone interactive voice services that gather, process and disseminate information for client needs. TeleServices is a provider of voice-center services to telecommunications and financial services industries. First Data Solutions is a provider of consumer and business solutions in the areas of risk and fraud management and information verification associated with granting of credit, collecting debt and customer service. Revenues from these services consist of fees paid by clients which generally are based on call volume, duration and the number of transactions.

Marketing

FDC markets its services through a variety of channels including direct solicitation and general advertising. The Company's employees are utilized in the direct solicitation of new clients and the cross selling of additional FDC services to existing clients. Direct sales efforts by both Company employees and bank alliance partner employees in the merchant processing segment have been effective in signing new merchant clients in the past few years.

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

Most of the Company's business units were faced with "Y2K" remediation issues. As of March 1, 2000, the Company has not experienced any material issues or problems related to the rollover to the year 2000. However, the Company still may encounter Year 2000 issues. Management believes that if Year 2000 issues do arise, they mostly likely would relate to the readiness of third parties with which the Company has a relationship. In this regard, the Company's contingency plans address the readiness of third parties as discussed in Year 2000 disclosures in the Company's prior Form 10-K/10-Q filings. At this time, the Company has no reason to believe that any material Year 2000 issues will be encountered.

Through December 31, 1999, the Company has spent, in aggregate, approximately $206 million to prepare for the Year 2000, all of which was financed from operating cash flows. Of the $206 million, $98 million was incurred in 1999, which represented approximately 11% of the 1999 IT budget. Approximately 94% of the 1999 expenditures was spent on software remediation and testing and approximately 6% was spent to replace systems and equipment and to add testing capacity. The Company does not anticipate material Year 2000 expenditures in 2000.

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

As a provider of electronic data processing services directly to governmental agencies and to banks and other regulated financial institutions, the Company is subject to regulatory oversight and examination by the Federal Financial Institutions Examination Council, as well as review by various other federal and state regulatory agencies. The Company's First Financial Bank ("FFB") and Western Union Industrial Bank subsidiaries are subject to regulation by various state and federal banking agencies. In addition, FFB and FDMS continue to be subject to the rules of VISA and MasterCard, including a requirement that FFB maintain adequate capital (currently $70.0 million) based on the merchant credit card processing volume settled through FFB.

Most states license issuers of payment instruments and many require, among other things, that proceeds from the sales of such instruments be invested in high-quality marketable securities prior to the settlement of the transactions. Such licensing laws may also cover matters such as regulatory approval of agent locations and the filing of periodic reports by the licensee. The Company is required to obtain and maintain licenses to conduct such operations, which generally require the Company or the licensed subsidiary to demonstrate and maintain levels of net worth and/or liquidity. In addition, the Company's services related to money transfers also are regulated at the state level by banking commissions or similar authorities.

The Company also provides certain services in compliance with (i) international and United States anti-money laundering laws such as the Bank Secrecy Act, (ii) privacy regulations such as the Gramm-Leach-Bliley Act which provides for notices to be given to consumers of financial services, (iii) the Fair Debt Collection Practices Act, and (iv) the Fair Credit Reporting Act.

Competition

The most significant competitive factors related to the Company's services are price, quality, features and functionality, and reliability of service.

FDC is not aware of any single competitor that provides the same range of services; however, the information services industry is highly fragmented and FDC faces significant competitors in each of its service areas. The Company also competes with companies that internally perform processing or other related services offered by FDC. In addition, the Company believes that recently enacted changes in telecommunications and other laws and developments regarding the Internet and other new technologies related to electronic commerce may result in competition from entities with access to significant capital and management resources.

FDC creates a differentiated competitive position in its service areas by offering a menu of enhanced services to clients. These enhanced services often involve technologically sophisticated reporting features that add value to information derived from the Company's transaction processing databases.

In the payment instruments segment, FDC's money transfer services compete with one international provider, as well as numerous other niche providers. The Company also competes with bank wire transfer services (primarily available to commercial users). In addition, the Company faces several established competitors in providing commercial money transfer services. FDC's money order services primarily compete with postal money orders and those of one other international provider.

The Company's merchant processing service areas compete against several other national service providers, and against banks that continue to provide these services to their merchant customers. FDC's check acceptance area is in competition principally with two other national companies.

FDC's card issuer segment competes with other third-party cardholder processors as well as banks that process their accounts internally.

In addition, many of the Company's businesses are involved in internet e-commerce or have internet applications. This internet e-commerce nexus presents growth opportunities that the Company is pursuing through the newly created Internet Commerce Group. Internet e-commerce is characterized by both rapid growth as well as rapid technological change and presents, in addition to significant opportunities for the Company, the potential for other internet companies to enter the Company's markets.

Industry Trends

Technological capabilities required for the rapid and efficient creation, processing, handling, storage and retrieval of information are becoming increasingly complex. These capabilities require large development and capital expenditures and processing expertise, and have contributed to a trend toward the outsourcing of processing services that benefits the Company. In addition, the evolution of these capabilities is creating new competitors with innovative solutions, and also is driving an industry-wide consolidation which is creating more established competitors. Also refer to the preceding paragraph regarding Internet products and companies.

Bank industry consolidation impacts existing and potential clients in FDC's service areas, primarily relating to card issuer services and payment instruments. In addition, certain merchant processing alliance relationships have been impacted as a result of consolidations. In the aggregate, bank mergers have not significantly affected the Company to date. However, FDC could lose business in connection with future client mergers if the surviving or acquiring entity utilizes in-house processing services or those of a competitor of the Company.

Employees and Labor Relations

At December 31, 1999, the Company employed approximately 31,000 employees, approximately 92 percent of whom were full-time employees. A portion of FDC's approximately 2,700 employees in the United Kingdom are members of UNIFI (formerly the Banking Insurance & Finance Union). In addition, Western Union has two three-year labor contracts (expiring August 6, 2000) with the Communications Workers of America, AFL-CIO and its local 1177, representing 48% of approximately 2,300 employees. The Company's employees are not otherwise represented by any labor organization. The Company believes that its relations with its employees and the labor organizations identified above are generally good.

Executive Officers of the Registrant

See Item 10 of this Form 10-K.

ITEM 2.  PROPERTIES

As of December 31, 1999, the Company and its subsidiaries own or lease approximately 330 properties, totaling approximately 7.4 million square feet. These facilities are used for operational, sales and administrative purposes. The following table describes the facilities which contain more than 10,000 square feet that are used in connection with the Company's operations.

                                                                                           Facilities Leased
                                        Leased Facilities          Owned Facilities        with Option to Buy
                                     -----------------------    ---------------------    ----------------------
                                      No.      Appr. Sq. Ft.     No.    Appr. Sq. Ft.     No.     Appr. Sq. Ft.
                                     ----      -------------    ----    -------------    -----    -------------

Facilities in the United States
       Card Issuer Services           31        1,663,000        5        969,000          2       281,000
       Merchant Processing
       Services                        9        1,239,000       --             --          1        96,000
       Payment Instruments            14          938,000       --             --          1       155,000
       Corporate and Other             7          441,000       --             --         -             --

International Facilities
       Card Issuer Services           11          395,000        1        270,000         -             --
       Merchant Processing
       Services                       --               --       --             --         -             --
       Payment Instruments             1           13,000       --             --         -             --
       Corporate and Other            --               --       --             --         -             --

The Company conducts operations domestically and internationally. The principal operations for card issuer services are located in Omaha, Nebraska; England and Australia. Merchant processing services principal operations are conducted in Melville, New York; Hagerstown, Maryland; Coral Springs, Florida; and Houston, Texas. Payment instruments has principal operations in Englewood, Colorado and Paramus, New Jersey. Corporate and Other includes the Company's corporate offices in Atlanta, Georgia and other principal facilities in Englewood, Colorado and Omaha, Nebraska.

The Company believes that its facilities are suitable and adequate for its businesses; however, the Company periodically reviews its space requirements and may acquire new space to meet the needs of its businesses or consolidate and dispose of or sublet facilities which are no longer required.

ITEM 3.  LEGAL PROCEEDINGS

As previously reported, on February 20, 1998, Plaintiffs Rita Sandoval and Andres Pena, individually and on behalf of all others similarly situated, filed a complaint in the District Court of Morris County, Texas, against Western Union Financial Services, Inc. (the "Sandoval action"). Plaintiffs claim that Western
                               --------
Union charges an undisclosed "commission" when it transmits consumers' money by wire from Texas to Mexico, in that the exchange rate used in these transactions is less favorable than the exchange rate that Western Union receives when it trades dollars for Mexican pesos in the international money market. Plaintiffs assert that Western Union's failure to disclose this so-called "commission" in its advertising and in the transactions violates state law. Plaintiffs seek to recover the purported damage suffered by each class member.

As previously reported, on April 20, 1998, Plaintiffs Luis Pelayo and Oscar Perales brought a putative class action against Western Union Financial Services, Inc. in the United States District Court for the Northern District of
Illinois (the "Pelayo action").   The Plaintiffs make allegations substantially
               ------
similar to those made in the Sandoval action described above, except that the
                             --------
Plaintiffs purported to assert their action on behalf of a nationwide class of persons who sent money from the United States to Mexico through Western Union's wire transfer service. Plaintiffs seek declaratory and injunctive relief, compensatory damages, treble damages, punitive damages, attorneys' fees, prejudgment interest, and costs of suit.

As previously reported, on September 14, 1998, Plaintiff Raul Garcia filed a putative class action in the Superior Court of the State of California for the County of Los Angeles against, among others, the Company's subsidiary, Western Union Financial Services, Inc. (the "Garcia" action). The Plaintiff asserts
                                     ------
claims based on factual allegations similar to those made in the Sandoval action
                                                                 --------
described above, except that the Plaintiff purported to assert the action on behalf of persons who sent money from California to Mexico. Plaintiff also asserts that Western Union has discriminated against persons who use Western Union to transmit money to Mexico, in that the difference between the exchange rate at which Western Union purchased Mexican pesos and the exchange rate provided by Western Union to its customers transmitting funds to Mexico is greater than the difference between the exchange rate at which Western Union purchased foreign currency and the exchange rate provided by Western Union to its customers transmitting funds to other countries. The Plaintiff seeks injunctive relief, imposition of a constructive trust, an accounting, restitution, compensatory and statutory damages, statutory penalties, punitive damages, attorneys' fees, prejudgment interest, and costs of suit.

As previously reported, on November 17, 1998, Plaintiffs Maria Rosa Ibarra, Rosa Maria Landin and Rigoberto Estrada brought a putative class action against the Company's Orlandi Valuta subsidiary in the United States District Court for the Central District of California seeking compensatory damages, treble damages, injunctive relief, attorneys' fees, and costs of suit. Plaintiffs filed an amended complaint on January 29, 1999, naming the Company as an additional defendant. The claims are based on factual allegations similar to those made in the Sandoval action described above, except that the Plaintiffs purported to
    --------
assert their action on behalf of a nationwide class of persons who sent money from the United States to Mexico through Orlandi Valuta's wire transfer service. On May 3, 1999, the Court dismissed the federal statutory claims in the amended complaint, but not the state claims, and granted the Plaintiffs leave to amend the federal claims within 20 days.

As previously reported, in April 1998, Plaintiff Raul Ross Pineda, individually and on behalf of all others similarly situated, filed a putative class action in the United States District Court for the Northern District of Illinois naming MoneyGram Payment Systems, Inc. as the defendant (the "Pineda action").
                                                       ------
Integrated Payment Systems, Inc. ("IPS"), a subsidiary of the Company,
subsequently was added as a defendant in that action.   IPS operated an
electronic money transfer service under the name "MoneyGram" prior to December 1996. The claims are based on factual allegations similar to those made in the

Pelayo action described above.  Mr. Pineda seeks declaratory and injunctive
------
relief, damages in an amount to be proven at trial, treble damages, punitive damages, attorneys' fees, and cost of suit.

The parties in the Pelayo and Pineda actions have reached a proposed settlement
                   ------     ------
that the Company believes would also extinguish the claims in the Garcia,
                                                                  ------
Sandoval and Ibarra actions.  Under the proposed settlement, the Company will
--------     ------
establish a charitable fund for the advancement of Mexican and Mexican-American causes in the amount of $4 million. Western Union also will issue coupons for discounts on future money transfer transactions to Mexico to its customers who transferred money from the U.S. to Mexico between January 1, 1987 and August 31, 1999. In addition, the Company will issue coupons for discounts on future Western Union transactions to customers who transferred money to Mexico from January 1, 1988 to December 10, 1996 using the MoneyGram service because MoneyGram was previously operated by a subsidiary of the Company. The proposed settlement also includes reasonable attorneys' fees, expenses and costs.

On May 12, 1999, Plaintiffs in the Pelayo and Pineda actions filed First Amended
                                   ------     ------
Complaints alleging additional causes of action and naming additional defendants. On that same day, the United States District Court for the Northern District of Illinois issued a Preliminary Settlement Order in the Pelayo and
                                                                  ------
Pineda actions, inter alia, preliminarily approving the proposed settlement.
------          ----- ----
The Court also barred and enjoined the continued prosecution of the Garcia,
                                                                    ------
Sandoval and Ibarra actions.  Further, the Court barred the commencement of any
--------     ------
new actions in any state or federal court that assert any claims that would be released and discharged upon final approval of the settlement. The Court has conducted a Fairness Hearing to determine the fairness, reasonableness, and adequacy of the proposed settlement and the parties await the Court's ruling.

On January 11, 2000, Plaintiffs Julieta Amorsolo and Apolonio Ezequiel Viruel Torres brought a putative class action against First Data Corporation and its subsidiaries Western Union Financial Services, Inc. and Orlandi Valuta in the Superior Court of the State of California for the County of Los Angeles. The putative class consists of those persons who have used Western Union or Orlandi Valuta's services after August 31, 1999 to transmit money from California to Mexico, or who have used the Western Union money transfer service to transmit money from California to Mexico and have opted out of the nationwide settlement pending approval in the Pelayo Action. Approximately 2,100 individuals
                        ------
purporting to be class members in the Pelayo action submitted requests to opt
                                      ------
out of the proposed settlement. Plaintiffs assert claims similar to the claims in the Garcia action and seek injunctive relief, imposition of a constructive
       ------
trust, an accounting, restitution, compensatory and statutory damages alleged to be in excess of $500,000,000, statutory penalties in an amount of $1,000 for each offense, punitive damages, attorneys' fees, prejudgment interest, and costs of suit. The Company is formulating its response in this matter.

From time to time the Company is involved in various other litigation matters arising in the ordinary course of its business, none of which management believes, either individually or in the aggregate, currently is material to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The principal market for the Company's common stock is the New York Stock Exchange ("NYSE"). The following table sets forth, for the indicated calendar periods, the reported intraday high and low sales prices of the common stock on the NYSE Composite Tape and the cash dividends per share of common stock. At March 13, 2000, the registrant had 3,343 common stockholders of record.

1999                                       High              Low                Dividend
----                                       ----              ---                --------
    First Quarter ...............       44 1/2             31 5/16               $0.02
    Second Quarter...............       49 15/16           38 7/8                $0.02
    Third Quarter................       51 1/2             42 11/16              $0.02
    Fourth Quarter...............       50 7/8             40                    $0.02

1998
----

    First Quarter ...............       35 13/16           25 9/16               $0.02
    Second Quarter...............       36 1/16            30 5/8                $0.02
    Third Quarter................       34 3/4             20                    $0.02
    Fourth Quarter...............       32 1/4             19 11/16              $0.02

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

The notes to the consolidated financial statements contain additional information about various acquisitions (accounted for as purchases) and dispositions, which affect the comparability of information presented. Certain prior years' amounts have been restated to conform to the current year's presentation.

Year Ended December 31,                              1999            1998            1997            1996             1995
---------------------------------------------------------------------------------------------------------------------------------
(in millions, except share amounts or
otherwise noted)
Income statement data:
----------------------
     Revenues                                      $ 5,539.8  (a)  $ 5,117.6       $ 5,234.5       $ 4,938.1       $ 4,186.2
     Expenses                                        3,714.4  (b)    4,405.7  (b)    4,528.1  (b)    3,906.3  (b)    4,018.6   (b)
                                                   ---------       ---------       ---------       ---------       ---------
     Income before income taxes                      1,825.4           711.9           706.4         1,031.8           167.6
     Income taxes                                      625.7           246.2           349.7           395.3           251.8
                                                   ---------       ---------       ---------       ---------       ---------
     Net income (loss)                             $ 1,199.7       $   465.7       $   356.7       $   636.5       $   (84.2)
                                                   =========       =========       =========       =========       =========
     Depreciation and amortization                 $   617.8       $   591.1       $   534.2       $   423.6       $   346.8
Per share data:
---------------
     Earnings (loss) per share - basic             $    2.81  (b)  $    1.05  (b)  $    0.81  (b)  $    1.42  (b)  $   (0.19)  (b)
     Earnings (loss) per share - diluted                2.76  (b)       1.04  (b)       0.79  (b)       1.37  (b)      (0.19)  (b)
     Cash dividends per share                           0.08            0.08            0.08           0.065            0.06
Balance sheet data (at year-end):
---------------------------------
      Total assets                                 $17,004.8       $16,587.0       $15,315.2       $14,340.1       $12,217.8
            Settlement assets                        9,585.6         9,758.0         8,364.7         7,461.5         6,210.6
      Total liabilities                             13,097.1        12,831.1        11,657.9        10,630.3         9,072.7
            Settlement obligations                   9,694.6         9,617.0         8,249.8         7,389.9         6,119.4
            Borrowings                               1,528.1         1,521.7         1,750.7         1,261.4         1,127.7
            Convertible debt                            50.0            50.0             ---           447.1           447.1
      Total stockholders' equity                     3,907.7         3,755.9         3,657.3         3,709.8         3,145.1
Summary operating data:
-----------------------
     At year-end-
       Card accounts on file (in millions)             259.8           211.9           180.4           152.9           121.4
     For the year-
       Merchant dollar volume (in billions,
          domestic only) (c)                       $   328.3       $   252.2       $   216.0       $   185.0       $   119.5
       Merchant transactions (in billions)               6.4             5.0             4.6             3.6             1.7
       Money transfer transactions (in
         millions)                                      73.5            61.4            47.8            35.2            26.9

(a) Includes a $19.8 million gain recognized upon the merger exchange of Excite@Home stock for iMall stock in which FDC held an 11% ownership interest.

(b) Includes restructuring, business divestiture, litigation and impairment items: A net benefit of $715.8 million pre-tax ($417.6 million after tax, or $0.96 benefit per share, $0.99 benefit per share including the iMall gain discussed above) for 1999; a net charge of $319.1 million pre-tax, ($231.5 million after tax, or $0.52 loss per share) for 1998 (including a provision for termination of a card processing agreement); a net charge of $369.3 million ($333.9 million after tax, or $0.72 loss per share) for 1997; a net benefit of $13.5 million ($8.3 million after tax, or $0.02 gain per share) for 1996; and net charges of $645.7 million ($539.9 million after tax, or $1.21 loss per share) for 1995.

(c) Includes Visa and Master Card volume only from alliances and managed accounts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Data Corporation ("FDC" or "the Company") operates in three principal business segments : payment instruments, card issuer services and merchant processing services. Payment instruments includes Western Union, Integrated Payment Systems ("IPS"), and Orlandi Valuta Companies and is the leading provider of nonbank money transfer and payment services to consumers and commercial entities, including money transfer, official check and money order services. Card issuer services encompasses domestic and international card processing. This segment provides a comprehensive line of processing and related services to financial institutions issuing credit and debit cards and to issuers of oil and private label credit cards, including information-based products for enhanced decision making and marketing. Merchant processing services is comprised of First Data Merchant Services, TeleCheck, the Company's check and bankcard collections business and First Data Financial Services ("FDFS"). This segment provides merchants with credit and debit card transaction processing services, including authorization, transaction capture, settlement, Internet-based transaction processing, check verification and guarantee and collection services. The remainder of the Company's business units are grouped in the "All Other and Corporate" category, which includes TeleServices, Call Interactive, IBT, First Data Solutions and Corporate operations.

FDC considers acquisition opportunities as well as other forms of business combinations and divestitures. Acquisitions supplement FDC's internal efforts to access new markets and client groups, while divestitures have been completed for business units lacking sufficient financial prospects or for units not enhancing the Company's transaction processing competencies. No assurance can be given with respect to the timing, likelihood or the financial or business effect of any possible acquisitions or divestitures.

Significant Developments

In 1999, the Company continued the emphasis on its three principal business segments. The Company has continued this emphasis to further its strategic objective: to process every electronic payment worldwide from the point of occurrence to the point of settlement. FDC is keenly focused on improving execution of strategic plans, identifying operational efficiencies and building on the fundamental strengths of its businesses.

FDC continues to aggressively expand its e-commerce activities. During the third quarter 1999, the Company announced the creation of an Internet commerce group to focus on development and management of Internet-based electronic commerce solutions and related initiatives across all First Data subsidiaries.

In the payment instruments segment, Western Union continues to experience strong growth. Western Union now offers money transfer services at more than 39,900 locations in North America (United States, Canada and Mexico) and 42,400 International agent locations (in total, a 48% increase since December 31, 1998) in 176 countries and territories worldwide. North America consumer money transfer revenue increased 5% to $698 million in 1999 from $665 million in 1998. International money transfer revenue (a transfer either sent to or received from an international location) increased 52% to $579 million in 1999 from $381 million in 1998. The dramatic growth in agent locations is due in part to the addition of 11,000 locations for Postbank of Germany in 1999.

In 1999, the Company announced that its Western Union business unit had received preliminary approval for a proposed settlement of all claims in several class action lawsuits pertaining to the Company's U.S.-to-Mexico money transfer business. Under the terms of the settlement, FDC will establish a charitable fund for the advancement of Mexican and Mexican-American causes in the amount of $4 million. In addition, Western Union will issue discount coupons to its customers who transferred money from the U.S. to Mexico after January 1, 1987. These coupons will be for future money transfers to Mexico. Discount coupons for future Western Union transactions will also be issued to MoneyGram (previously an FDC subsidiary) customers who transferred money to Mexico from January 1, 1988 to December 10, 1996. FDC recorded a pre-tax charge of $36.1 million ($22.4 million after tax) in 1999 to reflect legal fees, the charitable fund and other outside administrative costs in connection with the settlement. Future discounts related to coupon redemption will be recorded as incurred.

Card issuer services' volume trends remained positive in 1999 with total accounts on file growing to 260 million -- up 23% from December 31, 1998. This growth was fueled by the conversion of a record number of accounts in 1999 (approximately 42 million accounts) including the First Chicago bankcard portfolio now owned by Bank One, the First Consumers retail card portfolio (including the Spiegel and Eddie Bauer brands) and First Union. Client consolidation has benefited the Company's growth in card accounts on file, as in the case of the Bank One acquisition of First Chicago. The credit card issuer market continues to consolidate and future consolidations could positively or negatively affect the Company's card accounts on file. The loss of one of the Company's largest card issuer clients could have a material adverse impact upon the card issuer services business, but should such an event occur, the lengthy conversion process should provide this business with sufficient time to adjust its cost structure accordingly. The increasingly concentrated and competitive credit card issuer market has increased client expectations regarding pricing, technology, conversion, functionality and flexibility. In the GE contract, for example, conversion is made contingent upon implementation of specific core system developments. In order to be responsive to these market and contractual demands, the Company continues to reassess its worldwide card issuer systems to determine what hardware and software technology, system structure and management/ production processes can maintain the Company's competitiveness in response to market demands. In addition to its ongoing investment in systems development, FDC expects to make incremental investments of approximately 3% to 5% of card issuer services revenues annually in each of the next several years to be used for system development and initiatives to enhance the architectural foundation of the card issuer services platforms.

In 1999, card issuer services also reached several major milestones including processing over one billion off-line debit card transactions domestically in a single year, and adding its one-millionth smart card on file in its European operation. Building on this leading position in off-line debit processing, First Data accelerated efforts to enter the on-line debit arena and provide end-to-end debit card services to clients. In September 1999, the Company acquired U.S. Processing, LLC, a provider of transaction processing services for the electronic funds transfer industry, including on-line debit processing, to further this objective.

The merchant processing segment experienced strong revenue growth in 1999 (11%) compared to 1998. This growth in revenues is attributable to significant increases in merchant dollar volume processed which grew 30% in 1999. Including results for Paymentech (see discussion of Paymentech below) comparably for the last 5 months in both years, dollar volume growth would have been 18% in 1999 compared to 1998.

In July 1999, the Company completed the acquisition of Paymentech, Inc.'s 16.4 million publicly held shares (45% of total outstanding shares) for a cash payment of approximately $420 million. Bank One owns all of the remaining shares (55% of the outstanding shares). In conjunction with this transaction, Paymentech's operations were combined with the existing Bank One/First Data alliance, BancOne Payment Services, LLC. Paymentech provides full-service electronic payment solutions for merchants and third-party transaction processing.

Several significant actions were taken in 1999 as the Company continues to streamline its operations and focus on its three primary lines of business.

In April 1999, the Company sold Innovis, Inc. (formerly Consumer Credit Associates, Inc.) to CBC Companies, Inc. for $20 million. Results for 1999 included recognition of a pre-tax benefit of $24.5 million ($40.0 million after tax) for Innovis that relates primarily to the receipt of the net proceeds from its sale and the tax benefits realized.

In May 1999, the Company sold its EBP Life business unit for cash proceeds of $14.5 million. As a result of this transaction FDC recorded a pre-tax gain amount of $4.5 million ($3.9 million after tax) in 1999.

In July 1999, the Company completed the sale of its Donnelley Marketing subsidiary to infoUSA for cash proceeds of approximately $200 million. As a result of this transaction a pre-tax loss of $29.8 million ($14.7 million after tax) was recognized.

In September 1999, the Company recorded a pre-tax loss of $13.5 million ($8.4 million after tax) related to the termination of a specialty services joint venture. The charge represents the funding required for the joint venture shutdown and payment of a customer termination fee. Also in September 1999, a $7.4 million merger accrual related to the 1995 merger of FDC and First Financial Management Corporation was reversed (with no tax effect) due to the favorable resolution of a contingency.

In December 1999, the Company sold its Investor Services Group business unit to PNC Bank Corp for cash proceeds of approximately $1.1 billion. Upon completion of the sale, the Company recorded a pre-tax gain of $744.6 million ($403.0 million after tax) and will realize net after tax cash proceeds of approximately $725.0 million.

In February 2000, FDC and its partners signed a definitive agreement to sell their interests in Transpoint, LLC to Checkfree Holdings Corporation ("Checkfree"). FDC will receive consideration of 6.6 million shares of Checkfree stock and is expected to recognize a gain upon consummation of the transaction.

FDC remains the market leader in its three major segments: payment instruments, card issuer services and merchant processing services. The Company will continue to focus on these core business areas throughout 2000 and will continue to assess how best to serve its customer base. Among the actions the Company believes are necessary to continue its leadership position is a focused effort to develop new products and services and to enhance its processing platforms in response to Company growth, client requirements and changing technology and expanding e-commerce initiatives. In this regard, the Company also anticipates it will need to upgrade and redevelop its business continuity plans to reflect new systems and platforms being developed to support these actions. Also, the Company may take future actions to further streamline operations and reduce costs.

Results of Operations

1999 Compared with 1998

The Company derives revenues in each of its reportable segments based principally on the number of transactions processed, a percentage of dollar volume processed, or on a combination thereof. Total revenues in 1999 increased 8% to $5.5 billion, compared with $5.1 billion in 1998. The Company's internal growth rate in revenues over 1998 (excluding the effects of the iMall/Excite@Home merger-related gain and business acquisitions and divestitures) was 11%.

Product sales and other revenues increased 7% from $123.7 million in 1998 to $132.9 million in 1999. The largest component of the increase for the year is attributable to an increase in incentive payments received from one of the Company's merchant alliance partners and the recognition of a merger exchange gain related to the iMall/Excite@Home transaction mentioned above. These increases were partially offset by a reduction in the number of branch installations at IBT. Revenues from product and software sales occur in all segments, and the aggregate of such revenues declined in 1999 principally due to business divestitures.

Consolidated operating expenses increased 9% (to $3.5 billion) in 1999 as compared to 1998, consistent with the growth in revenues. Consolidated selling, general and administrative expenses increased 8% during 1999 (to $794.2 million). Company-wide cost containment and reduction initiatives and profit improvement programs largely offset the effect of increased investment spending in the payment instruments and card issuer services segments and increased Year 2000 ("Y2K") expenses. Y2K expenses for 1999 were approximately $98 million compared to $75 million in 1998.

Interest expense remained flat at $104 million in 1999 and 1998 reflecting a decrease in the average interest rate offset by an increase in the average debt balance in 1999 compared to 1998. Year-end 1999 borrowings were $1.58 billion as compared to $1.57 billion at year-end 1998.

FDC's full year effective tax rate for 1999 was 34.3%, compared to 34.6% in 1998. Excluding the effects of the nonrecurring items (i.e., restructuring, divestitures, litigation, impairment and iMall gain) in both years, the effective tax rate decreased 3.0 percentage points to 29.4% in 1999 compared to 32.4% in 1998. This decrease resulted from an increase in the amount of nontaxable interest generated from investments in debt instruments issued by state and local governments and a lower effective state tax rate.

Net income of $1,199.7 million in 1999 increased from $465.7 million in 1998. Excluding nonrecurring items in both years, 1999's net income of $769.9 million increased approximately 10% over 1998's net income of $697.2 million, and net income margins increased to 13.9% from 13.6%. Diluted earnings per common share increased from $1.04 in 1998 to $2.76 in 1999. Excluding nonrecurring items in both years, diluted earnings per share increased approximately 13% to $1.77 in 1999 compared with $1.56 in 1998.

Payment Instruments

Total revenues in the payment instruments operating segment increased 19% in 1999 to $2.0 billion compared to $1.7 billion in 1998 on a pre-tax equivalent basis. This revenue growth reflects continuing strong underlying volume increases principally related to international and commercial money transfer. Total money transfer revenues increased 22% to $1.6 billion in 1999, driven by aggregate money transfer transaction growth of 20% to 73.5 million combined with an increase in revenue per money transfer transaction. At December 31, 1999 the agent base had grown 48% (as compared to December 31, 1998) to over 82,000 agents in 176 countries and territories.

In addition to transaction processing revenues, the payment instruments segment generates revenue from foreign currency exchange on money transfer transactions and from sharing in investment earnings on fiduciary funds. The revenues from fiduciary funds (before commissions of certain selling agents) increased from $340.5 million in 1998 to $387.4 million in 1999 ($462.2 million and $538.9 million on a pre-tax equivalent basis for 1998 and 1999, respectively).

Operating profits for the year grew 18%, from $506.8 million in 1998 to $596.3 million in 1999. Established product lines continued to gain operating leverage through cost efficiencies and price increases in certain markets, offset by price declines in the Mexican markets, increased Y2K spending and investment in new businesses and products.

Card Issuer Services

Total revenues in the card issuer services segment grew 10% to $1.4 billion in 1999 as compared to $1.3 billion in 1998. Growth in underlying volumes continued to be strong and 1999 saw significant increases in accounts on file. Card accounts on file as of December 31, 1999 were 260 million (a 23% increase from December 31, 1998). Domestic card accounts grew to 233 million (25% growth) largely due to the conversion of a record number of accounts in 1999 (approximately 42 million accounts) including the First Chicago bankcard portfolio now owned by Bank One, the First Consumers retail card portfolio (including the Spiegel and Eddie Bauer brands) and First Union. International card accounts on file grew 6% to 27 million. Revenues grew more slowly than accounts on file due to an increased proportion of accounts processed for large issuers with lower than average prices and growth in debit and retail card accounts on file which generate lower revenue per account. Consolidation among financial institutions has led to an increasingly concentrated client base, which results in a changing client mix towards larger, highly sophisticated customers. The effects on pricing, client mix and product mix of providing services to this increasingly concentrated industry will most likely continue to cause revenues to grow more slowly than accounts on file.

Operating profits increased 4%, from $231.9 million in 1998 to $242.0 million in 1999, and operating margins were 17.5% in 1999 as compared to 18.4% in 1998. Increased systems investments and non-capitalizable expenses incurred as a result of 1999's record number of client conversions was partially offset by operating leverage gained from strong volume trends.

Merchant Processing Services

Revenues in the merchant processing services segment grew 11% in 1999 to $1.5 billion from $1.4 billion in 1998. This growth in revenues is attributable to significant increases in merchant dollar volume processed, which grew 30% to $328 billion in 1999. Including results for Paymentech (see discussion of the Paymentech acquisition above) comparably for the last five months in both years, dollar volume growth would have been 18% in 1999 compared to 1998. Revenue growth was driven by the growth in dollar volume processed and the impact of revenue enhancement initiatives implemented in the second half of 1998 and early 1999. Revenues grew more slowly than dollar volume processed because the increased dollar volume also includes volume of the Company's alliances, which are generally accounted for under the equity method of accounting. If all bank alliances were consolidated and if Paymentech (acquired in July 1999) was owned during the last five months of 1998 also, on a proforma basis, merchant processing services segment revenue would have increased 15% from 1998 to 1999. Traditional TeleCheck revenues grew 6% for the year (10% if adjusted for the transfer of gaming revenues to the FDFS gaming joint venture during 1998), while revenue from bankcard collection activities declined $6.8 million from the prior year as a result of exiting certain unprofitable contracts.

Operating profits grew 24% to $407.7 million in 1999 as compared to $329.1 million in 1998. Operating margins were 26.3% in 1999 as compared to 23.6% in 1998. This improvement is reflective of strong volume and the impact of revenue enhancement initiatives implemented in late 1998 and early 1999 and significant cost reduction, somewhat offset by an increase in Y2K expenses.

Key elements of FDC's strategy in the merchant processing services segment involve its joint venture alliances with its bank partners and implementation of Internet commerce initiatives. Each joint venture alliance requires successful management of the relationship between the Company and the bank partner in that alliance. Moreover, the alliance strategy could be affected by further consolidation among financial institutions. Internet commerce presents a growth opportunity for the merchant processing services segment. While Internet commerce currently accounts for a small portion of the segment's transactions it is growing rapidly. However, Internet commerce is still evolving industry-wide, and its ultimate impact on merchant processors and acquirers is uncertain.

All Other and Corporate

Revenues from all other continuing operations increased 4% in 1999 (to $348.8 million) compared to $336.1 million in 1998. Excluding the gain on iMall (discussed below), revenues declined 2% to $329.0 million. Call Interactive revenue grew 9%, and First Data Solutions revenue increased 9% due to strong growth in recurring business which was offset by a 17% decline in revenues at IBT due to a decline in in-store bank branch installations.

Operating profits declined in 1999 from $115.6 million in 1998 to $69.8 million and, excluding the gain on iMall, operating profit declined to $50 million in 1999. Operating profit declined at TeleServices due to increased expenses associated with the ramp up of business related to a start-up contract. Additionally, the extent and timing of certain corporate initiatives focused on improving the effectiveness of the Company's overall operations increased corporate expenses. Lastly, the Company recorded its proportionate share of losses associated with a specialty services joint venture.

In the third quarter of 1999, the Company announced a strategic marketing agreement between Excite@Home and FDC to enable merchants to quickly establish an online commerce storefront with transaction capabilities and access to Excite's daily users. This agreement coincided with Excite's agreement to acquire iMall, Inc., in which FDC held an 11% ownership stake before the closing of this transaction. As a result of this transaction FDC recognized a gain of $19.8 million ($12.2 million after tax) in fourth quarter 1999 results.

In January 2000, the Company completed the sale of its Hogan Information Services business unit to Dolan Media Company for $30.1 million in cash.

Restructuring, Business Divestitures, Litigation and Impairment

In April 1999, the Company sold Innovis Inc. (formerly Consumer Credit Associates, Inc.) to CBC Companies, Inc. for $20 million. Results for second quarter 1999 include recognition of a pre-tax benefit of $24.5 million ($40.0 million after tax) for Innovis that relates primarily to the receipt of the net proceeds from its sale.

In May 1999, the Company sold its EBP Life business unit for cash proceeds of $14.5 million. As a result of this transaction FDC recorded a pre-tax gain of $4.5 million ($3.9 million after tax) in the second quarter of 1999.

In July 1999, the Company completed the sale of its Donnelley Marketing subsidiary to infoUSA for cash proceeds of approximately $200 million. As a result of this transaction a pre-tax loss of $29.8 million ($14.7 million after tax) was recognized.

In May 1999, the Company announced that its Western Union business unit received preliminary approval for a proposed settlement of all claims in several class action lawsuits pertaining to the Company's U.S.-to-Mexico money transfer business. Under the terms of the proposed settlement, FDC will establish a charitable fund for the advancement of Mexican and Mexican-American causes in the amount of $4 million. In addition, Western Union will issue discount coupons to its customers who transferred money to Mexico from January 1, 1988 to December 10, 1996. FDC recorded a pre-tax charge of $36.1 million ($22.4 million after tax) in 1999 to reflect legal fees, the charitable fund and other outside administrative costs in connection with the settlement. Future discounts related to coupon redemption will be recorded as incurred. At December 31, 1999, the remaining accrual is $22.5 million.

In September 1999, the Company recorded a pre-tax loss of $13.5 million ($8.4 million after tax) related to the termination of a specialty services joint venture. The charge consisted of severance accruals for approximately 60 employees of $7.0 million and other accrued exit costs (primarily a termination fee) of approximately $6.5 million. At December 31, 1999, the remaining accrual is $0.8 million.

In December 1999, the Company sold its Investor Services Group subsidiary to PNC Bank Corp for cash proceeds of approximately $1.1 billion. This sale allows FDC to further concentrate its efforts on electronic payment services and e-commerce solutions. As a result of this sale, the Company recorded a pre-tax gain of $744.6 million ($403.0 million after tax) and will realize net after tax cash proceeds of approximately $725.0 million.

In 1999, the Company recorded a pre-tax benefit of $21.6 million ($16.2 million after tax) resulting from the reversal of restructuring, merger and divestiture accruals (reported on the "Restructuring, Business Divestitures, Litigation and Impairment" line on the Consolidated Statements of Income). Restructuring, merger and divestiture accruals are reviewed each period. As with the above, balances in excess of anticipated requirements are reversed through the same Statement of Income caption in which they were originally recorded. In 1999, the reversals resulted from favorable resolution of contingencies and changes in facts and circumstances.

The net total effect of all the 1999 restructuring, business divestitures, litigation and impairment items was a benefit of $715.8 million on pre-tax profit and $417.6 million on after tax profit, or $0.96 per share.

Results of Operations

1998 Compared with 1997

Total revenues in 1998 decreased 2% to $5.1 billion, compared with $5.2 billion in 1997. Revenue growth during the year was significantly impacted by divestitures in 1997 and 1998. The Company's internal growth rate in revenues over 1997 (excluding the effects of business acquisitions and business and merchant portfolio divestitures) was 9%.

Product sales and other revenues decreased 52% from $256.0 million in 1997 to $123.7 million in 1998. The largest component of the decrease was attributable to 1997 gains on the sales of merchant contracts and an interest in a merchant alliance, which are recorded in the merchant processing services segment. These gains amounted to approximately $43.5 million, of which $26.5 million was recorded in the fourth quarter 1997. Also, lesser amounts of contingent payments from a previously-formed merchant alliance were received in 1998 than 1997. Other decreases are attributable to fees arising from the termination of certain contracts as a result of consolidation in the bankcard industry, which are recorded in the card issuer services segment. Although such termination fees were insignificant in 1998, client terminations do occur periodically and gains related thereto in 1997 were recorded as a component of product sales and other. Revenues from product and software sales occur in all segments to varying degrees but declined in 1998 principally due to business divestitures. Revenues from in-store branch installations are recorded in the "All Other and Corporate" category and declined due to fewer installations in 1998 than 1997.

Consolidated operating expenses (excluding restructuring, business divestitures and impairment) declined 1% (to $3.3 billion) in 1998 as compared to 1997, and consolidated selling, general and administrative expenses decreased 2% during 1998 (to $732.4 million). Company-wide cost containment and reduction initiatives and profit improvement programs largely offset the effect of increased investment spending in the payment instruments and card issuer services segments and increased Y2K expenses. Y2K expenses for 1998 were approximately $75 million compared to $32 million in 1997.

Interest expense decreased 11% from $116.5 million in 1997 to $104.1 million in 1998 due primarily to reductions in debt balances made possible by strong cash flow, proceeds from divestitures and lower acquisition spending. Year-end 1998 borrowings were $1.57 billion as compared to $1.75 billion at year-end 1997.

FDC's full year effective tax rate for 1998 was 34.6%, a decrease of 14.9 percentage points compared to 1997. The reduction in tax rate is attributable to 1997 losses on several divestitures and impairments, which were largely nondeductible for tax purposes, while fewer such items occurred in 1998. Excluding the effects of the nonrecurring items discussed below in both years, the effective tax rate decreased 3.4 percentage points to 32.4% in 1998 compared to 35.8% in 1997. This decrease is explained by an increase in the amount of nontaxable interest generated from investments in debt instruments issued by state and local governments.

Net income of $465.7 million in 1998 increased 31% from $356.7 million in 1997. Excluding nonrecurring items in both years, 1998's net income of $697.2 million increased approximately 1% over 1997's net income of $690.6 million, and net income margins increased to 13.6% from 13.2%. Diluted earnings per common share increased from $0.79 in 1997 to $1.04 in 1998. Excluding nonrecurring items in both years, diluted earnings per share increased approximately 3% to $1.56 in 1998 compared with $1.51 in 1997.

Payment Instruments

Total revenues in the payment instruments segment increased 21% in 1998 to $1.7 billion compared to $1.4 billion in 1997. This revenue growth reflects continuing strong underlying volume increases as well as the full year effect of the August 1997 Orlandi Valuta acquisition. In particular, payment instruments continued to experience strong growth in international and commercial money transfer volumes. Aggregate money transfer transactions grew 29% to 61.4 million in 1998, while total money transfer revenues increased 23% to $1.3 billion in 1998. Revenue per transaction was somewhat lower in 1998 than 1997 due to competitive pricing in certain markets and a shift in product mix toward lower average revenue commercial products. At December 31, 1998 the agent base had grown 27% (as compared to December 31, 1997) to over 55,000 agents in 168 countries and territories.

Operating profits for 1998 grew 20%, from $422.9 million in 1997 to $506.8 million, while operating margins were essentially unchanged from the prior year at 30%. Margins improved somewhat from 1997 in the North American, international, and commercial markets due to economies of scale and cost reduction initiatives but were offset by investments in new electronic payment services, primarily TransPoint, the Internet-based bill presentment and payment joint venture with Microsoft and Citicorp.

Card Issuer Services

Total revenues in the card issuer services segment grew 9% to $1.3 billion in 1998 as compared to $1.2 billion in 1997. Growth in underlying volumes continued to be strong and 1998 saw significant increases in accounts on file. Card accounts on file as of December 31, 1998 were 211.9 million (a 17% increase from December 31, 1997) with domestic card accounts growing to 186.2 million (16% growth) and international card accounts on file growing 31% to 25.7 million largely due to the mid-year conversion of Lloyds TSB cardholder accounts in the United Kingdom card processing operation. Revenues, however, grew more slowly than accounts on file due to the large number of contract renewals at lower pricing during 1997, market pricing trends for new business and a lower ratio of active accounts on file.

Operating profits increased 12%, from $206.2 million in 1997 to $231.9 million in 1998, and operating margins were 18% in 1998 and 1997. In 1997, the favorable impact of the gains arising from contract terminations were substantially offset by charges to write down the book value of certain intangible assets primarily in the oil card services area and to terminate a contract with a software supplier. Processing operating profits also increased in 1998 due to revenue growth and aggressive cost reduction initiatives.

Merchant Processing Services

Revenues in the domestic merchant processing services segment were essentially flat at $1.4 billion in 1998 and 1997. Merchant card dollar volume grew 17% to $252 billion. Merchant card processing revenues, adjusted for the effects of portfolio sales in 1997 and the dissolution of a bank alliance, grew approximately 5% on a comparable year over year basis. Revenues continue to grow more slowly than volume due to a continuing industry wide trend of declining prices and due to a shift in the mix of the business toward lower priced, higher volume national merchants. However, pricing trends improved somewhat during 1998, and the fourth quarter 1998 revenue growth of 8% (adjusted for the aforementioned items) was the highest growth rate of any quarter of 1998. Traditional TeleCheck revenues grew 11% for the year, while revenue from bankcard collection activities declined $26 million from the prior year as a result of exiting certain unprofitable contracts.

Operating profits declined 16% to $329.1 million in 1998 as compared to $390.0 million in 1997. Operating margins were 24% in 1998 as compared to 28% in 1997. Year to year comparisons were adversely affected by operating profits and gains on merchant portfolios sold in 1997, the 1997 gain resulting from the dissolution of a merchant alliance, losses in bankcard collections in 1998 and significantly increased Y2K spending in 1998. Excluding the effects of these items, operating profits grew approximately 8%.

All Other and Corporate

Revenues from all other continuing operations decreased 5% in 1998 to $336.1 million compared to $354.4 million in 1997. This decrease was driven primarily by a 13% decline in revenues at TeleServices due to the transition of a portion of MCI business from outsourcing to in-house and offset by growth in Call Interactive revenue of 16% due to strong growth in recurring business. In-store bank branch installations also declined from the prior year, resulting in a revenue decline for IBT.

Operating profits declined in 1998, from $140.8 million in 1997 to $115.6 million. This decrease was primarily driven by a decline in operating profits at IBT due to fewer branch installations.

Restructuring, Business Divestitures, Impairments, and Provision for Loss on Contract

During the first quarter 1998, the Company acquired Ceridian Corporation's Gaming Services division (renamed FDFS) and simultaneously sold to Ceridian its NTS transportation services unit resulting in a pre-tax gain of $28.5 million. In the third quarter, the Company contributed the assets of FDFS to a gaming services joint venture formed among FDC, BA Merchant Services, Inc. and USA Processing ("BMCF"). No gain or loss was recorded on this transaction.

During the second quarter of 1998, the Company amended its agreement with HSBC Holdings, plc ("HSBC") which revised the scope of services to be provided to HSBC. As a result of this amendment and because of difficulties in the development process in Hong Kong, which resulted in delays to the conversion date and, consequently, significant unanticipated costs, the Company determined that total estimated costs under the amended contract would exceed anticipated revenues. Accordingly, a provision of $125.2 million was recorded in the second quarter for these estimated net losses (reported on the "Provision for loss on contract" line in the Consolidated Statements of Income). In September 1998, the Company announced the termination of its Hong Kong card processing contract with HSBC. The loss contract provision will be fully utilized for costs associated with the contract termination. Such costs include the write-off of $72.5 million of intangible assets as of June 30, 1998, $14.5 million of costs incurred from June 30, 1998 to contract termination date in fulfillment of contractual obligations, $5.3 million of fixed asset write-offs, $8.9 million of wind down costs and $24 million designated for an Australian card processing contract. The $8.9 million of wind down costs included $5.9 million of salary and facility cost during the wind down period and $3.0 million of other exit type costs such as severance and lease exit costs. The termination of the HSBC contract resulted in an Australian card processing contract becoming a loss contract due to the Australian card processing contract now bearing the full cost of operating the Asian processing platform rather than sharing such costs with HSBC. The remaining HSBC provision was $19.1 million at year-end 1998 and $1.1 million at year-end 1999 and will be utilized in the first quarter 2000.

Also in the second quarter of 1998, the Company determined that approximately $38.5 million of platform development costs related to the HSBC project and other potential non-U.S. clients may not be recoverable in the near to medium term, and thus were written off (reported on the "Restructuring, business divestitures, litigation and impairment, net" line in the Consolidated Statements of Income). Recoverability became unlikely with the loss of the HSBC contract profitability and the diminished prospects for previously anticipated new non-U.S. clients.

During the fourth quarter of 1998 the Company recorded a $146.4 million charge to shut down Innovis, Inc. (formerly Consumer Credit Associates, Inc.), the Company's consumer credit reporting business (reported on the "Restructuring, business divestitures, litigation and impairment, net" line in the Consolidated Statements of Income). The decision to close Innovis was made in the fourth quarter after an in-depth study resulted in the conclusion that the effort required to make the Innovis platform commercially competitive would not provide an adequate return on the Company's investment. All operations ceased on December 31, 1998 except for limited activities to fulfill contractual commitments. The charge included writing off intangible assets of $133.1 million, fixed assets of $3.8 million and accrued exit costs of $9.5 million. The accrued exit costs included severance for all 145 Innovis employees at a cost of $5.7 million and various other expenses such as facility lease costs (net of expected sublease revenue), obligations to fulfill vendor agreements or termination penalties and other shutdown activities. No charges were made against the exit cost accrual in 1998. The remaining exit cost accrual at December 31, 1999 was $6.2 million.

In addition to the above, the Company recorded 1998 restructuring charges of $35.7 million; $19.0 million related to merchant processing services, $9.6 million related to card issuer services and $7.1 million related to Corporate. The charges included a provision of $20.0 million for severance related to 810 employees, a provision of $9.7 million for facility closure and related costs and $6.0 million for settlement of a legal matter associated with the merger with FFMC. As of December 31, 1999 the remaining severance accrual was $0.8 million and the facility closure accrual balance was $3.9 million versus balances of $7.2 million and $7.3 million at December 31, 1998, respectively. The Company had other impairment charges of $33.4 million of which $2.2 million related to card issuer services, $10.0 million related to facility closures and terminated conversion efforts in merchant processing services and $21.2 million related to software in the corporate and other category. A change in strategic direction by certain of the Company's customers resulted in $15.1 million of software not being recoverable in the near to medium term. The remaining $6.1 million software impairment related to the abandonment of certain development efforts where the commercial viability of the planned product or service offering became doubtful. These charges were partially offset by gains of $31.6 million primarily related to the divestitures of First Image and VIPS.

The net total effect of all the 1998 restructuring, business divestitures, litigation, impairment and loss contract items was a charge of $319.1 million on pre-tax profit and $231.5 million on after tax profit, or $0.52 per share.

In February 1997, the Company sold its GENEX health care administrative services subsidiary for cash proceeds of $70 million which resulted in a pre-tax gain of $50.5 million. In July 1997, the Company completed the divestiture of FIRST HEALTH Strategies and FIRST HEALTH Services for cash proceeds of $200 million which generated a pre-tax loss of $93.8 million. As a consequence of the Company's decision to divest the FIRST HEALTH business units, the future value of the remaining health care administration services businesses (EBP and VIPS) was diminished and, accordingly, the Company recorded impairment charges related to such businesses of $118.4 million. In December 1997, the Company sold Nationwide Credit for cash proceeds of $155.2 million which generated a pre-tax loss of $51.0 million. In addition, the Company recorded a $106.7 million pre-tax impairment charge in conjunction with the planned 1998 divestiture of First Image.

In addition to the above, the Company recorded 1997 restructuring charges of $49.9 million, which included severance accruals for approximately 2,100 employees of $30.0 million, facility closure costs of $6.5 million and other exit costs of $13.4 million. Other exit costs consisted primarily of indemnification relating to a previously sold product line ($4.0 million), contract termination costs ($2.0 million) and obsolete inventory costs ($2.1 million). The $49.9 million charge included $23.4 million for card issuer services, $5.3 million for Corporate and other, $8.1 million for merchant processing services, $10.1 million for divested businesses and $3.0 million for payment instruments. During 1997, 1998 and 1999 the Company utilized $38.0 million, $8.6 million and $0.1 million, respectively, of the accrual; $28.8 million for severance, $6.5 million for facility closure and $11.4 million for exit costs leaving an accrual at December 31, 1999 of $0.2 million for the remaining severance after reversing $3.0 million of the accrual in 1999.

The net total effect of the 1997 restructuring, business divestitures and impairment items was a charge of $369.3 million on pre-tax profit and $333.9 million on after tax profit, or $0.72 per share.

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

Forward-Looking Statement

The Company has a long-term objective to achieve internally-driven growth in revenues, net income and earnings per share of 13% - 16% per year, compounded. The Company expects to deliver earnings per share in 2000 in the range of $1.95 to $2.02. In addition, acquisitions are an important part of the Company's strategy. The Company expects acquisitions to add several percentage points to its compounded growth rate over time, although such additional growth may not come equally in each year.

All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties which could cause actual events or results to differ materially from those projected. Important factors upon which the Company's forward-looking statements are premised include: (a) continued growth at rates approximating recent levels for card-based payment transactions, consumer money transfer transactions and other product markets; (b) no undiscovered Y2K computer errors and no unanticipated post-Y2K date-related computer disruptions; (c) successful conversions under service contracts with major clients; (d) renewal of material contracts in the Company's business units consistent with past experience; (e) timely, successful and cost-effective implementation of processing systems to provide new products, improved functionality and increased efficiencies particularly in the card issuer services segment; (f) continuing development and maintenance of appropriate business continuity plans for the Company's processing systems based on the needs and risks relative to each such system; (g) absence of consolidation among client financial institutions or other client groups which has a significant impact on FDC client relationships and no material loss of business resulting from significant customers of the Company involved in announced mergers; (h) achieving planned revenue growth throughout the Company, including in the merchant alliance program which involves several joint ventures not under the sole control of the Company and each of which acts independently of the others, and successful management of pricing pressures through cost efficiencies and other cost management initiatives; (i) anticipation of and response to technological changes, particularly with respect to e-commerce; (j) no imposition of a Value Added Tax on third-party credit card processing services by the European Community ("EC"), which could put credit card processing outsourcers at a competitive disadvantage to in-house solutions in the EC; (k) no unanticipated changes in laws, regulations, credit card association rules or other industry standards affecting FDC's businesses which require significant product redevelopment efforts, reduce the market for or value of its products or render products obsolete; (l) continuation of the existing interest rate environment, avoiding increases in agent fees related to the Company's consumer money transfer products and the Company's short-term borrowing costs (see discussion of market risk in ITEM 7a); (m) absence of significant changes in foreign exchange spreads on retail money transfer transactions, particularly between the United States and Mexico, without a corresponding increase in volume or consumer fees; (n) no unanticipated developments relating to previously disclosed lawsuits against Western Union inter alia, violation of consumer protection laws in connection with advertising the cost of money transfers to Mexico; (o) successfully managing the potential both for patent protection and patent liability in the context of rapidly developing legal framework for expansive software patent protection and (p) continued political stability in countries in which Western Union has material operations.

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

Capital Resources and Liquidity

FDC continues to generate significant cash flow from operating activities, aggregating $1.3 billion in 1999 and 1998. The 1999 operating cash flow was produced primarily from net income of $1,199.7 million adjusted for depreciation and amortization expense of $617.8 million, offset somewhat by non-cash and non-operating items totaling $733.5 million (primarily restructuring, business divestitures, litigation and impairment items). FDC utilized this cash flow primarily to reinvest in its existing businesses, to fund treasury stock purchases and to contribute to the financing of acquisitions.

FDC reinvests cash in its existing businesses primarily to expand its processing capabilities through property and equipment additions and to establish customer processing relationships through initial contract payments and costs for conversion and systems development. Capitalized amounts for these cash outlays totaled $430.3 million in 1999 compared with $649.8 million in 1998.

Overall, FDC's operating cash flow for 1999 exceeded its investing activities associated with additions to property and equipment and capitalized contract and systems development costs by $889.1 million as compared to $619.1 million in 1998. Additionally, the Company received cash of $1,316.3 million in 1999 for divestitures. These cash sources contributed to funds utilized for capital expenditures, business acquisitions and treasury stock purchases.

Cash outlays for acquisitions in 1999 totaled $479.8 million (as compared to $94.2 million in 1998), the largest component of which was a payment of $420 million for the outstanding shares of Paymentech, Inc. The Company also paid $102.9 million relating to businesses previously acquired including $26.5 million relating primarily to certain of its alliance programs with bank clients in merchant processing.

The Company's financing activities include net borrowings, proceeds from stock option exercises, share repurchases under the Board authorized programs described below and for purposes of meeting employee benefit programs and dividend payments. Net cash used in financing activities was $943.6 million compared to $551.5 million in 1998.

In 1999, the Company made treasury stock purchases of $1,104.7 million including purchases under the stock buyback programs discussed below. Proceeds from stock option exercises totaling $189.7 million partially offset these outlays. The Company also continued its practice of paying quarterly cash dividends, resulting in $34.5 million of cash payments for the year to the Company's common stockholders.

In September 1998, the Board of Directors authorized management to purchase up to $500 million of its outstanding common stock. In December 1998, the Board increased the total authorization to $550 million. The Company completed utilization of the $550 million authorization during the third quarter of 1999. A total of 16.9 million shares were purchased under the 1998 authorizations including 7.0 million shares for $293.4 million in 1999. In July 1999, the Board of Directors authorized management to purchase an additional $750 million of its outstanding common stock. As a part of this authorization, the Company purchased 10.7 million shares of its stock in 1999 at a cost of approximately $485 million. Funding for additional purchases under this authorization will come from operating cash flow and the proceeds from divestitures.

The Company has two outstanding shelf registration facilities, one providing for the issuance of debt and equity securities up to $1.0 billion in the aggregate (of which $525 million remains available) and the other providing for the issuance of approximately 10 million shares of the Company's common stock in connection with certain types of acquisitions.

In March 1999, the Company entered into a $100 million, 5-year, bullet maturity
debt financing with a floating interest rate based on LIBOR.   Under certain
circumstances this financing may be pre-paid. Additionally, in November 1999, the Company established an extendible commercial note program in the amount of $300 million. These additional funds and funding will be used for the Company's stock repurchases and investing activities.

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

Cash and cash equivalents at December 31, 1999 included a significant amount of liquidity on hand in preparation for any Y2K related funding needs. Such cash will be utilized in the first quarter 2000 to pay down borrowings. Also, FDC has available borrowing capacity of $1.3 billion at December 31, 1999 under the Company's commercial paper program and uncommitted bank credit lines. To provide additional liquidity in early 2000 in the event of a business disruption due to Y2K problems, the Company established a $1 billion credit facility that became effective on January 3, 2000. This facility was not used and was cancelled on January 31, 2000. Also included in cash and cash equivalents is $70 million related to required investments of cash in connection with the Company's merchant card settlement operation.

The Company believes that its current level of cash and financing capability along with future cash flows from operations are sufficient to meet the needs of its existing businesses. However, the Company may from time to time seek longer-term financing to support additional cash needs or reduce its short-term borrowings.

Year 2000

As of March 1, 2000, the Company has not experienced any material issues or problems related to the rollover to the year 2000. However, the Company still may encounter Y2K issues. Management believes that if Y2K issues do arise, they most likely would relate to the readiness of third parties with which the Company has a relationship. In this regard, the Company's contingency plans address the readiness of third parties as discussed in Y2K disclosures in the Company's prior Form 10-K/10-Q filings. At this time, the Company has no reason to believe that any material Y2K issues will be encountered.

Through December 31, 1999, the Company has spent, in aggregate, approximately $206 million to prepare for Y2K, all of which was financed from operating cash flows. Of the $206 million, $98 million was incurred in 1999, which represented approximately 11% of the 1999 IT operating budget. Approximately 94% of the 1999 expenditures was spent on software remediation and testing and approximately 6% was spent to replace systems and equipment and to add testing capacity. The Company does not anticipate material Y2K expenditures in 2000.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities at fair value. SFAS 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Data of FASB Statement No. 133 - an Amendment of FASB Statement No. 133" was issued in June 1999, which delayed the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. The Company is evaluating the impact of SFAS 133 on the Company's future earnings and financial position but does not expect it to be material.

ITEM 7a. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates. The Company's assets include both fixed and floating rate interest bearing securities. These investments arise primarily from the Company's sale of payment instruments (principally official checks and money orders). The Company invests the proceeds from the sale of these instruments, pending the settlement of the payment instrument obligation. The Company has classified these investments as available-for-sale. Accordingly, they are carried in the Company's consolidated balance sheet at fair market value. A portion of the Company's payment instruments business involves the payment of commissions to selling agents that are computed based on short-term variable rates.

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

A 10% proportionate increase in interest rates in 2000, as compared to the average level of interest rates in 1999, would result in a decrease to pre-tax income of approximately $10.6 million. Of this decrease $8.0 million takes into consideration expected investment positions and debt balances, commissions paid to selling agents, growth in new business, and the effects of interest rate cap and swap agreements. The remaining $2.6 million decrease is primarily caused by the Company's short-term variable rate commercial paper. Conversely, a corresponding decrease in interest rates would result in a comparable improvement to pre-tax earnings.

A 10% proportionate increase in interest rates in 1999, as compared to the average level of interest rates in 1998, would result in a decrease to pre-tax income of approximately $10.5 million. Of this decrease $8.0 million takes into consideration expected investment positions and debt balances, commissions paid to selling agents, growth in new business, and the effects of interest rate cap and swap agreements. The remaining $2.5 million decrease is primarily caused by the Company's short-term variable rate commercial paper. Conversely, a corresponding decrease in interest rates would result in a comparable improvement to pre-tax earnings.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The following table sets forth certain information regarding the executive officers and directors of the Company:

Name                     Age                       Position
----                     ---                       --------
Henry C. Duques........   56  Chairman of the Board and Chief Executive Officer
Eula L. Adams..........   50  Executive Vice President
David P. Bailis........   44  Executive Vice President
Charles T. Fote........   51  President and Chief Operating Officer
Kimberly S. Patmore....   43  Executive Vice President and Chief Financial Officer
Pamela H. Patsley......   43  Executive Vice President
Alan M. Silberstein....   52  Executive Vice President
Michael T. Whealy......   47  Executive Vice President, Secretary, General
                               Counsel and Chief Administrative Officer
Ben Burdetsky..........   71  Director
Courtney F. Jones......   60  Director
Robert J. Levenson.....   58  Director
James D. Robinson III..   64  Director
Charles T. Russell.....   70  Director
Bernard L. Schwartz....   74  Director
Joan E. Spero..........   55  Director
Garen K. Staglin.......   55  Director

The Board of Directors of the Company is divided into three classes serving staggered three-year terms. The terms of office of Mr. Jones, Mr. Levenson and Mr. Russell will expire in 2000, the terms of office of Mr. Burdetsky, Mr. Duques and Ms. Spero expire in 2001 and the terms of office of Mr. Robinson, Mr. Schwartz and Mr. Staglin will expire in 2002. Officers of the Company serve at the discretion of the Board of Directors. Mr. Duques, Mr. Jones, and Mr. Robinson (Chairman) serve on the Executive Committee of the Board of Directors. Mr. Burdetsky, Mr. Jones (Chairman) and Ms. Spero serve on the Audit Committee of the Board of Directors. Mr. Russell (Chairman) and Mr. Schwartz serve on the Compensation and Benefits Committee of the Board of Directors (the "Compensation Committee").

Henry C. Duques has served as Chairman of the Board and Chief Executive Officer since April 1989. He joined American Express in September 1987 as President and Chief Executive Officer of the Data Based Services Group of American Express Travel Related Services Company, Inc. ("TRS"), the predecessor of the Company, and served in that capacity until April 1989. Mr. Duques was Group President Financial Services and a member of the Board of Directors of Automatic Data Processing, Inc. ("ADP") from 1984 to 1987. He is a director of theglobe.com and Unisys Corporation.

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

Kimberly S. Patmore was promoted to Executive Vice President and Chief Financial Officer of the Company in February 2000. She joined the Company in 1992 and most recently served as Senior Vice President and Chief Financial Officer of First Data Payment Businesses, which includes Western Union, First Data Merchant Services and First Data Resources. Prior to joining the Company, Ms. Patmore was with Ernst & Young.

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

Michael T. Whealy was promoted in March 1998 to Executive Vice President, Secretary and General Counsel of the Company and to Chief Administrative Officer in September 1998. He joined the Company in April 1991 as Counsel of the WATS Marketing and Teleservices business units. Mr. Whealy served as General Counsel of First Data Resources Inc. from April 1992 until his promotion to General Counsel of Card Services Group in 1994. Prior to joining the Company, Mr. Whealy was a partner in the law firm of Kutak Rock in Omaha, Nebraska.

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

Courtney F. Jones has been a Director of the Company since April 1992. He served as Managing Director in charge of the New World Banking Group of Bankers Trust from December 1997 to July 1999. Mr. Jones has been a director of RSP Manufacturing Corporation since March 1998, and Medical Manager Corporation since April 1997. He was a Managing Director in Merrill Lynch's Investment Banking Division from July 1989 to December 1990. Prior thereto, he served as Chief Financial Officer, Executive Vice President and a member of the Board of Directors for Merrill Lynch & Co. Inc. From February 1982 to September 1985, Mr. Jones served as Treasurer and Secretary of the Finance Committee of the Board of Directors of General Motors Corporation. He also was formerly a Director of General Motors Acceptance Corporation and General Motors Insurance Company.

Robert J. Levenson has been a Director of the Company since April 1992. He is the Managing General Partner of the Lenox Capital Group. From 1993 to 2000, he was an Executive Vice President of the Company. Prior to joining the Company, he served as Senior Executive Vice President, Chief Operating Officer, and Member of the Office of the President of Medco Containment Services, Inc., a provider of managed care prescription benefits. Mr. Levenson was a Director of Medco Containment Services, Inc. from October 1990 until December 1992. From 1985 until October 1990, Mr. Levenson was Group President and Director of ADP. Mr. Levenson is a director of Emisphere Technologies, Inc., Superior Telecom, Inc., Vestcom International, Inc., and Virtual Communities, Inc.

James D. Robinson III has been a Director of the Company since April 1992. He is the Chairman and Chief Executive Officer of RRE Investors, LLC, a private information technology venture investment firm, and a General Partner of RRE Ventures, L.P. He is also non-executive Chairman of Violy, Byorum & Partners Holdings, LLC, a private investment firm specializing in financial advisory and investment banking activities in Latin America. Mr. Robinson previously served as Chairman and Chief Executive Officer and as a Director of American Express from 1977 until February 1993. He is a Director of Bristol-Myers Squibb Company, The Coca-Cola Company, Cambridge Technology Partners, and Concur Technologies Inc. Mr. Robinson is a member of the Business Council and the Council on Foreign Relations. He is Honorary Co-Chairman of Memorial Sloan-Kettering Cancer Center, an Honorary Trustee of the Brookings Institution, and Chairman Emeritus of the World Travel and Tourism Council Institution.

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

Joan E. Spero has been a Director of the Company since March 1998. She has been President of the Doris Duke Charitable Foundation since January 1997. Ms. Spero was Undersecretary of State for Economic, Business and Agricultural Affairs from 1993 to 1997. From 1981 to 1993, Ms. Spero held several offices with American Express Company, the last being Executive Vice President, Corporate Affairs and Communications. Prior to that Ms. Spero was Ambassador to the United Nations for Economic and Social Affairs from 1980 to 1981 and she was an Assistant Professor at Columbia University from 1973 to 1979. She is a member of the Board of Trustees of the Brookings Institution, the Wisconsin Alumni Research Foundation, and Columbia University. She serves as a Director/Trustee of certain Scudder Kemper Funds. Ms. Spero was a member of the Board of Directors of Hercules Incorporated from 1985 to 1993 and acted as Chair of the Audit and Compensation Committees for periods of that time.

Garen K. Staglin has been a Director of the Company since April 1992. Mr. Staglin is Managing Director of the Rutherford Fund, a private venture capital fund. He has served as the Chairman of the Board of Directors of Safelite Glass Corporation, a manufacturer and retailer of auto glass, since August 1991 and as Chief Executive Officer of Safelite Glass Corporation from August 1991 to April 1997. From April 1980 until August 1991 Mr. Staglin served as the Corporate Vice President and General Manager of ADP's Automotive Services Group. He serves as a Director of Quick Response Services, Inc., CyberCash, Inc. and Specialized Bicycle Corp. Mr. Staglin is on the Advisory Council of the Stanford Graduate School of Business.

Pamela H. Patsley joined the Company as Executive Vice President in February 2000. Prior to joining the Company, Ms. Patsley served as President and Chief Executive Officer of Paymentech, Inc., one of the largest processors of bankcard transactions and a leading issuer of commercial cards in the nation from 1991 to February 2000. She is a director of Adolph Coors Company and MessageMedia Inc.

Alan M. Silberstein joined the Company as Executive Vice President in February 2000. Mr. Silberstein has served as a consultant to Western Union since October 1998. Prior to that, he was Chairman and Chief Executive Officer of Claim Services (from 1996) and Executive Vice President of Travelers Property Casualty Corp. From 1992 to 1995, Mr. Silberstein was Executive Vice President and Director of Retail Banking of Midlantic Corporation which has since merged into PNC Bank Corp.

Compliance with Section 16(a) of the Exchange Act

See the Proxy Statement for the Company's 2000 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

See the Proxy Statement for the Company's 2000 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See the Proxy Statement for the Company's 2000 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See the Proxy Statement for the Company's 2000 Annual Meeting of Stockholders, which information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

1          Financial Statements

           See Index to Financial Statements on page F-1

2          Financial Statement Schedules

           See Index to Financial Statements on page F-1

3 The following exhibits are filed as part of this Annual Report or, where indicated, were heretofore filed and are hereby incorporated by reference:

EXHIBIT NO.      DESCRIPTION
------------     -----------

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

4.1 The instruments defining the rights of holders of long-term debt securities of the registrant and its subsidiaries are omitted pursuant to Item 601 (b)(4)(iii)(A) of Regulation S-K. The registrant hereby agrees to furnish copies of these instruments to the SEC upon request.

10.1 364 Day Credit Agreement, dated as of April 1, 1997, among the registrant, The Chase Manhattan Bank, as administrative agent, and the Banks, Swing-Line Banks and Other Financial Institutions Parties Thereto (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997).

10.2 Revolving Credit Agreement, dated as of April 1, 1997, among the registrant, The Chase Manhattan Bank, as administrative agent, and the Banks, Swing-Line Banks and Other Financial Institutions Parties Thereto (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 1997).

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

10.5/(1)/     Form of First Data Corporation 1992 Long-Term Incentive Plan, as
              amended (incorporated by reference to Exhibit A of the registrant's Proxy Statement for its May 12, 1999 Annual Meeting).

10.6/(1)/     1992 Long-Term Incentive Plan Performance Grant Agreement dated
              January 1, 1993 between the Registrant and Henry C. Duques
              (incorporated by reference to Exhibit 10.16 to the Company's registration statement on Form S-1 (File No. 33-59440)).

10.7/(1)/     Amended form of Performance Grant Agreement under the 1992 Long-
              Term Incentive Plan for the period beginning January 1, 1994
              (incorporated by reference to Exhibit 10.5 of the registrant's
              Annual Report on Form 10-K for the year ended December 31, 1995).

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

10.12/(1)/    Form of Performance Grant Agreement under the 1992 Long-Term
              Incentive Plan for the period beginning January 1, 1999
              (incorporated by reference to Exhibit 10.12 of the registrant's
              Annual Report on Form 10-K for the year ended December 31, 1998).

10.13/(1)(2)/ Form of Performance Grant Agreement under the terms of the 1992
              Long-Term Incentive Plan for the period beginning January 1, 2000.

10.14/(1)/    Registrant's Senior Executive Incentive Plan (incorporated by reference to Exhibit B of the registrant's Proxy Statement for its May 12, 1999 Annual Meeting).

10.15/(1)/    Registrant's Supplemental Savings Plan 2000 (incorporated by reference to Exhibit 4 of the Form S-8 filed by the registrant on November 10, 1999).

12/(2)/       Computation in Support of Ratio of Earnings to Fixed Charges.
21/(2)/       Subsidiaries of the registrant.
23.1/(2)/     Consent of Ernst & Young LLP.
27.1/(2)/     Financial Data Schedule.



 (b) Reports filed on Form 8-K during the fourth quarter of fiscal 1999:
      None.

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

                               FIRST DATA CORPORATION
                               (Registrant)

                            By /s/ HENRY C. DUQUES
                               -------------------
                            Henry C. Duques
                            Chairman of the Board
                            Chief Executive Officer
                            March 24, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name                                     Title                   Date
----                                     -----                   ----

/s/ HENRY C. DUQUES          Chairman of the Board and       March 24, 2000
---------------------------  Chief Executive Officer
Henry C. Duques

/s/ CHARLES T. FOTE          President and Chief             March 24, 2000
---------------------------  Operating Officer
Charles T. Fote

/s/ KIMBERLY S. PATMORE      Executive Vice President and    March 24, 2000
---------------------------  Chief Financial Officer
Kimberly S. Patmore          (Principal Financial Officer)


/s/ JEFFREY W. HOLTZ         Vice President and Corporate    March 24, 2000
---------------------------  Controller
Jeffrey W. Holtz             (Principal Accounting Officer)


/s/ BEN BURDETSKY            Director                        March 24, 2000
---------------------------
Ben Burdetsky

/s/ COURTNEY F. JONES        Director                        March 24, 2000
---------------------------
Courtney F. Jones

/s/ ROBERT J. LEVENSON       Director                        March 24, 2000
---------------------------
Robert J. Levenson

/s/ JAMES D. ROBINSON III    Director                        March 24, 2000
---------------------------
James D. Robinson III

/s/ CHARLES T. RUSSELL       Director                        March 24, 2000
---------------------------
Charles T. Russell

/s/ BERNARD L. SCHWARTZ      Director                        March 24, 2000
---------------------------
Bernard L. Schwartz

/s/ JOAN E. SPERO            Director                        March 24, 2000
---------------------------
Joan E. Spero

/s/ GAREN K. STAGLIN         Director                        March 24, 2000
---------------------------
Garen K. Staglin

                     [THIS PAGE INTENTIONALLY LEFT BLANK]

                             FIRST DATA CORPORATION

                        INDEX TO FINANCIAL STATEMENTS
                   COVERED BY REPORT OF INDEPENDENT AUDITORS

                                 (Item 14(a))

                                                                               Page
                                                                               ----
First Data Corporation and Subsidiaries:

   Consolidated Financial Statements:

      Report of Ernst & Young LLP Independent Auditors........................  F-2

      Consolidated Statements of Income for the Years ended December 31,
      1999, 1998 and 1997.....................................................  F-3

      Consolidated Balance Sheets at December 31, 1999 and 1998...............  F-4

      Consolidated Statements of Cash Flows for the Years ended December 31,
      1999, 1998 and 1997.....................................................  F-5

      Consolidated Statements of Stockholders' Equity for the Years ended
      December 31, 1999, 1998 and 1997........................................  F-6

      Notes to Consolidated Financial Statements..............................  F-7

Schedule:

      Schedule II-Valuation and Qualifying Accounts...........................  F-34

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

               Report of Ernst & Young LLP Independent Auditors


The Stockholders and Board of Directors of First Data Corporation


We have audited the accompanying consolidated balance sheets of First Data Corporation as of December 31, 1999 and 1998 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Data Corporation at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.



                                         Ernst & Young LLP

Atlanta, Georgia
January 27, 2000

                            FIRST DATA CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME


Year Ended December 31,                                                        1999       1998      1997
----------------------------------------------------------------------------------------------------------
(in millions, except per share amounts)

REVENUES
Service revenues                                                             $5,406.9   $4,993.9  $4,978.5
Product sales and other                                                         132.9      123.7     256.0
                                                                           -------------------------------
                                                                              5,539.8    5,117.6   5,234.5
                                                                           -------------------------------

EXPENSES
Operating                                                                     3,532.2    3,250.1   3,296.4
Selling, general and administrative                                             794.2      732.4     745.9
Provision for loss on contract                                                   ----      125.2      ----
Restructuring, business divestitures, litigation
     and impairment, net                                                       (715.8)     193.9     369.3
Interest                                                                        103.8      104.1     116.5
                                                                           -------------------------------
                                                                              3,714.4    4,405.7   4,528.1
                                                                           -------------------------------

Income before income taxes                                                    1,825.4      711.9     706.4
Income taxes                                                                    625.7      246.2     349.7
                                                                           -------------------------------
Net income                                                                   $1,199.7   $  465.7  $  356.7
                                                                           ===============================

Earnings per share - basic                                                   $   2.81   $   1.05  $   0.81
Earnings per share - diluted                                                 $   2.76   $   1.04  $   0.79
                                                                           ===============================

Weighted-average Shares Outstanding:
     Basic                                                                      427.7      445.2     442.3
     Diluted                                                                    435.1      448.3     466.9

See notes to consolidated financial statements.

                            FIRST DATA CORPORATION
                          CONSOLIDATED BALANCE SHEETS

December 31,                                                                                        1999        1998
----------------------------------------------------------------------------------------------------------------------
(in millions)

ASSETS
Cash and cash equivalents                                                                        $ 1,044.0   $   459.5
Settlement assets                                                                                  9,585.6     9,758.0
Accounts receivable, net of allowance for doubtful accounts of
      $31.3 (1999) and $27.9 (1998)                                                                  908.5       940.1
Property and equipment, net                                                                          710.6       781.0
Goodwill, less accumulated amortization of $560.1 (1999) and $542.7 (1998)                         2,480.2     2,885.4
Other  intangibles, less accumulated amortization of $664.9 (1999) and $548.5 (1998)               1,002.3     1,107.9
Investment in affiliates                                                                             891.3       340.0
Other assets                                                                                         382.3       315.1
                                                                                               -----------------------
                                                                                                 $17,004.8   $16,587.0
                                                                                               =======================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Settlement obligations                                                                      $ 9,694.6   $ 9,617.0
     Accounts payable and other liabilities                                                        1,824.4     1,642.4
     Borrowings                                                                                    1,578.1     1,571.7
                                                                                               -----------------------
                Total Liabilities                                                                 13,097.1    12,831.1
                                                                                               -----------------------



Commitments and Contingencies
Stockholders' Equity:
     Common Stock, $.01 par value; authorized 600.0 shares,
         issued 448.9 shares (1999 and 1998)                                                           4.5         4.5
     Additional paid-in capital                                                                    2,180.7     2,143.2
                                                                                               -----------------------

     Paid-in capital                                                                               2,185.2     2,147.7
     Retained earnings                                                                             2,964.1     1,893.9
     Accumulated other comprehensive income                                                          (87.7)       54.1
     Less treasury stock at cost, 31.0 shares (1999)
          and 13.4 shares (1998)                                                                  (1,153.9)     (339.8)
                                                                                               -----------------------

                Total Stockholders' Equity                                                         3,907.7     3,755.9
                                                                                               ------------------------
                                                                                                 $17,004.8   $16,587.0
                                                                                               =======================

See notes to consolidated financial statements.

                            FIRST DATA CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,                                                                 1999       1998        1997
---------------------------------------------------------------------------------------------------------------------
(in millions)

Cash and cash equivalents at January 1                                               $   459.5   $  410.5   $   271.7
                                                                                   ----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net  income                                                                           1,199.7      465.7       356.7
 Adjustments to reconcile to net cash provided by operating activities:
       Depreciation and amortization                                                     617.8      591.1       534.2
       Non-operating and non-cash portion of provision for loss on contract,
           restructuring, business divestitures, litigation and impairment, net         (715.8)     303.0       332.9
       Other non-cash items, net                                                         (17.7)      17.0         8.3
       Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
           Accounts receivable                                                           (63.1)    (112.7)     (111.2)
           Other assets                                                                   16.8       23.9      (109.4)
           Accounts payable and other liabilities                                        (56.9)     (45.4)       (5.2)
           Income tax accounts                                                           338.6       26.3       165.2
                                                                                   ----------------------------------
             Net cash provided by operating activities                                 1,319.4    1,268.9     1,171.5
                                                                                   ----------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Current year acquisitions, net of cash acquired                                        (479.8)     (94.2)     (366.8)
 Payments related to other businesses previously acquired                               (102.9)    (107.7)      (91.2)
 Proceeds from dispositions, net of expenses paid                                      1,316.3      198.0       505.7
 Additions to property and equipment, net                                               (243.8)    (325.9)     (297.3)
 Payments to secure customer service contracts, including outlays
     for conversion, and capitalized systems development costs                          (186.5)    (323.9)     (319.6)
 Other investing activities                                                              (94.6)     (14.7)      (35.0)
                                                                                   ----------------------------------
             Net cash provided (used) in investing activities                            208.7     (668.4)     (604.2)
                                                                                   ----------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Short-term borrowings, net                                                               63.9     (174.0)      140.4
 Issuance of long-term debt                                                              100.0      148.9       371.6
 Principal payments on long-term debt                                                   (158.0)    (154.9)      (37.0)
 Proceeds from issuance of common stock                                                  189.7       83.6       149.0
 Purchase of treasury shares                                                          (1,104.7)    (419.4)   (1,017.0)
 Cash dividends                                                                          (34.5)     (35.7)      (35.5)
                                                                                   ----------------------------------

             Net cash used for financing activities                                     (943.6)    (551.5)     (428.5)
                                                                                   ----------------------------------
Change in cash and cash equivalents                                                      584.5       49.0       138.8
                                                                                   ----------------------------------
Cash and cash equivalents at December 31                                             $ 1,044.0   $  459.5   $   410.5
                                                                                   ==================================

See notes to consolidated financial statements.

                            FIRST DATA CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                            Accumulated
                                                                               Other                              Treasury Stock
                                                   Comprehensive  Retained Comprehensive   Common     Paid-In     -----------------
(in millions)                               Total      Income     Earnings     Income      Shares     Capital     Shares      Cost
-----------------------------------------------------------------------------------------------------------------------------------
 Balance, December 31, 1996              $  3,709.8                $1,610.7    $  26.3      448.9     $2,106.3     (0.9) $   (33.5)
 Comprehensive income
   Net Income                                 356.7   $ 356.7         356.7
  Other comprehensive income:
     Unrealized gains on securities            25.8      25.8
     Foreign currency translation
        adjustment                             (1.4)     (1.4)
     Minimum pension liability
        adjustment                             15.1      15.1
                                                      -------
  Other comprehensive income                             39.5                     39.5
                                                      -------
Comprehensive income                                  $ 396.2
                                                      =======
Purchase of treasury shares                (1,017.0)                  (34.6)                                      (27.0)    (982.4)
Stock issued for:
     Acquisitions, including
        additional consideration               10.2                                                                 0.3       10.2
     Compensation and benefit plans           149.0                   (79.3)                              31.4      5.2      196.9
     Convertible debentures                   444.8                  (308.2)                                       20.4      753.0
Other transactions and adjustments             (0.2)                    0.1                               (0.3)
Cash dividends declared ($0.08 per
 share)                                       (35.5)                  (35.5)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                  3,657.3                 1,509.9       65.8      448.9      2,137.4     (2.0)     (55.8)
Comprehensive income
  Net Income                                  465.7   $ 465.7         465.7
  Other comprehensive income:
     Unrealized gains on securities            35.6      35.6
     Foreign currency translation
        adjustment                              1.0       1.0
     Minimum pension liability
        adjustment                            (48.3)    (48.3)
                                                      -------
  Other comprehensive income                            (11.7)                   (11.7)
                                                      -------
Comprehensive income                                  $ 454.0
                                                      =======
Purchase of treasury shares                  (419.4)                                                              (15.4)    (419.4)
Stock issued for:
     Acquisitions, including
        additional consideration                6.2                     0.1                                         0.2        6.1
     Compensation and benefit plans            91.8                   (45.1)                               7.6      3.8      129.3
Other transactions and adjustments              1.7                    (1.0)                               2.7
Cash dividends declared ($0.08 per
 share)                                       (35.7)                  (35.7)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                  3,755.9                 1,893.9       54.1      448.9      2,147.7    (13.4)    (339.8)
Comprehensive income
  Net Income                                1,199.7  $1,199.7       1,199.7
  Other comprehensive income:
     Unrealized losses on securities         (175.1)   (175.1)
     Foreign currency translation
        adjustment                            (11.3)    (11.3)
     Minimum pension liability
        adjustment                             44.6      44.6
                                                     --------
  Other comprehensive income                           (141.8)                  (141.8)
                                                     --------
Comprehensive income                                 $1,057.9
                                                     ========
Purchase of treasury shares                (1,104.7)                                                              (25.0)  (1,104.7)
Stock issued for compensation and
  benefit plans                               233.5                   (94.9)                              37.8      7.4      290.6
Other transactions and adjustments             (0.5)                   (0.2)                              (0.3)
Cash dividends declared ($0.08 per
 share)                                       (34.4)                  (34.4)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                $ 3,907.7                $2,964.1    $ (87.7)     448.9     $2,185.2    (31.0) $(1,153.9)
====================================================================================================================================

See notes to consolidated financial statements.

                            FIRST DATA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1:   Summary of Significant Accounting Policies

Consolidation and Basis of Preparation

The accompanying consolidated financial statements include the accounts of First Data Corporation and its majority-owned subsidiaries ("FDC" or "the Company"). All material intercompany accounts and transactions have been eliminated. Investments in unconsolidated affiliated companies are accounted for under the equity method and are included in "investments in affiliates" on the accompanying consolidated balance sheets.

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

The presentation of service revenues and product sales and other revenues separates recurring transaction and related service processing revenues from all other revenues. The Company's service revenues are principally based on the number of accounts or transactions processed, a percentage of dollar volume processed, or a combination thereof. Service revenues also include investment earnings (primarily on certain settlement assets related to payment instruments) and FDC's equity in earnings of unconsolidated affiliated companies. Product sales and other includes sales of the Company's products (which are generally ancillary to service revenues), software and other items which recur but which fluctuate as to amount and timing. This category also includes certain nonrecurring gains.

Certain amounts from prior years have been reclassified to conform to the current presentation.

Business Description

FDC provides a variety of transaction processing services and money transfer and payment services to financial institutions, commercial establishments and consumers. The Company classifies its operations into three reportable segments: payment instruments, card issuer services and merchant processing services (see
Note 15).

FDC operations in the United States provide the vast majority of the Company's transaction processing services, including the processing for almost all of the money transfers and credit card transactions that are ultimately settled outside of the U.S. Currently, FDC's processing centers in the United Kingdom and Australia are the only foreign operations of any significance which have local currency as their functional currency. These units, collectively, accounted for 5%, 5% and 4% of FDC's total revenues for the years ended December 31, 1999, 1998 and 1997, respectively, and a comparable portion of FDC's assets and earnings (prior to the nonrecurring items discussed in Note 2).

Cash and Cash Equivalents

Highly liquid investments (other than those included in settlement assets) with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates market value. Cash equivalents at December 31, 1999 and 1998 include $70.0 million of required investments in connection with FDC's merchant card settlement operation.

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

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued}

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation which is computed using the straight-line method over the lesser of the estimated useful life of the related assets (generally three to ten years for equipment, furniture and leasehold improvements, and 30 years for buildings) or the lease term. Amounts charged to expense for the depreciation and amortization of property and equipment were $249.1 million in 1999, $266.7 million in 1998 and $236.7 million in 1997.

Goodwill and Other Intangibles

Goodwill represents the excess of purchase price over tangible and other intangible assets acquired less liabilities assumed arising from business combinations and is being amortized on a straight-line basis over estimated useful lives ranging from ten to 40 years. Goodwill amortization expense totaled $99.2 million in 1999, $105.9 million in 1998, and $109.7 million in 1997. Other intangible assets consist primarily of contract costs (rights to provide processing services to customers, acquired directly or through acquisitions) and capitalized conversion costs (contractually required systems and programming and other related costs to convert client accounts to FDC's processing systems). Other intangible assets also include capitalized systems development costs (costs to create new platforms for certain of the Company's information processing services) of $128.1 million at December 31, 1999 and $102.0 million at December 31, 1998. Other intangibles also include, to a lesser extent, databases, copyrights, patents, software and noncompete agreements acquired in business combinations. Client contracts for which costs are capitalized generally provide for the payment by the client of minimum annual fees and contract termination penalties. Other intangibles are amortized on either a straight-line basis or as a percentage of expected revenues over the length of the contract or benefit period, which generally ranges from three to 20 years. Other intangibles amortization expense totaled $269.5 million in 1999, $218.5 million in 1998, and $187.8 million in 1997.

In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), long-lived assets are reviewed for impairment whenever events indicate that their carrying amount may not be recoverable. In accordance with APB Opinion No. 17 "Intangible Assets", enterprise goodwill is assessed for impairment when events, such as a significant decline in the profitability of an operating unit to which goodwill is associated, occur. In such reviews, estimated undiscounted future cash flows associated with these assets or operations are compared with their carrying value to determine if a write-down to fair value (normally measured by discounting estimated future cash flows) is required.

Revenue Recognition

FDC recognizes revenues from its information and transaction processing services as such services are performed, recording revenues net of certain costs not controlled by the Company (primarily interchange fees charged by credit card associations of $1.9 billion in 1999, $1.6 billion in 1998 and $1.5 billion in
1997).

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



Earnings Per Common Share

Earnings per common share amounts are computed by dividing net income amounts by weighted-average common stock and common stock equivalent shares (when dilutive) outstanding during the period. Amounts utilized in per share computations are as follows:

Year Ended December 31,                                    1999                          1998                            1997
----------------------------------------------------------------------------------------------------------------------------------
(in millions)

Weighted-average shares outstanding:
       Basic weighted-average shares                          427.7                        445.2                      442.3
       Common stock equivalents                                 7.4                          3.1                        5.3
       Senior convertible debentures                           ----                         ----                       19.3
                                                            -------                      -------                   --------
                                                              435.1                        448.3                      466.9
Earnings add back related to senior
      convertible debentures                                   ----                         ----                     $ 12.8


Diluted earnings per common share are computed based on weighted-average shares outstanding including the dilutive impact of common stock equivalents which consist of outstanding stock options, warrants, restricted stock awards and convertible debt (1997). The after tax interest expense and issue cost amortization on convertible debt is added back to net income when common stock equivalents are included in computing diluted earnings per common share.

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

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Note 2: Divestitures, Restructuring, Litigation, Impairment and Provision for Loss on Contract

The company divested and closed certain businesses and recorded restructuring and impairment charges related both to ongoing operations and divestitures in the three years ended December 31, 1999 in order to focus on core businesses.
In addition, during 1999 the Company recorded a charge for costs associated with the proposed settlement of Western Union litigation and reversed excess restructuring, merger and divestiture accruals. Restructuring, merger and divestiture accruals are reviewed each period and balances in excess of anticipated requirements are reversed through the same Statement of Income caption in which they were originally recorded. In 1999, the reversals resulted from the favorable resolution of contingencies and changes in facts and circumstances. During 1998, the Company recorded a provision for an anticipated loss on an overseas processing contract. A summary of these items follows:

                                                                                Pretax (Gain) Charge
                                                    --------------------------------------------------------------------------
Year Ended December 31,                                     1999                         1998                      1997
------------------------------------------------------------------------------------------------------------------------------
(in millions)

(Gain) loss on business divestitures and
     associated impairments                                    $(743.8)                      $(60.1)                    $319.4
Other impairments                                                  ---                         71.9                         --
Restructuring                                                      ---                         35.7                       49.9
Business closure                                                  13.5                        146.4                         --
Litigation settlement                                             36.1                           --                         --
Reversal of restructuring,
     merger and divestiture accruals                             (21.6)                          --                         --
                                                    --------------------------------------------------------------------------
Total pre-tax (gain)  charge for restructuring,
 divestitures, litigation and
 impairment, net                                               $(715.8)                      $193.9                     $369.3
                                                    ==========================================================================
Provision for loss on contract                                                               $125.2
                                                                                ===================

1999 Activities

Business Divestitures and Associated Impairments - In April 1999, the Company sold Innovis Inc. (formerly Consumer Credit Associates, Inc.) to CBC Companies, Inc. for $20 million. Results for second quarter 1999 include recognition of a pre-tax benefit of $24.5 million for Innovis that relates primarily to the receipt of the net proceeds from its sale.

In May 1999, the Company sold its EBP Life business unit for $14.5 million in cash. As a result of this transaction FDC recorded a pre-tax gain of $4.5 million in 1999. In July 1999, the Company completed the sale of its Donnelley Marketing subsidiary to infoUSA for cash proceeds of approximately $200 million. As a result of this transaction a pre-tax loss of $29.8 million was recognized in 1999.

In December 1999, the Company sold its Investor Services Group subsidiary to PNC Bank Corp. for cash proceeds of approximately $1.1 billion. This sale allows FDC to further concentrate its efforts on electronic payment services and e-commerce solutions. As a result of this sale, the Company recorded a pre-tax gain of $744.6 million and will realize net after tax cash proceeds of approximately $725.0 million.

In January 2000, the Company completed the sale of its Hogan Information Services business unit to Dolan Media Company for cash proceeds of $30.1 million.

Business Closure - In September 1999, the Company recorded a pre-tax loss of $13.5 million related to the termination of a specialty services joint venture. The charge consisted of severance accruals for approximately 60 employees of $7.0 million and other accrued exit costs (primarily a termination fee) of approximately $6.5 million. At December 31, 1999, the remaining accrual was $0.8 million.

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Litigation Settlement - In May 1999, the Company announced that its Western Union business unit received preliminary approval for a proposed settlement of all claims in several class action lawsuits pertaining to the Company's U.S.-to-Mexico money transfer business. Under the terms of the proposed settlement, FDC will establish a charitable fund for the advancement of Mexican and Mexican-American causes in the amount of $4 million. In addition, Western Union will issue discount coupons to its customers who transferred money to Mexico from January 1, 1988 to December 10, 1996. FDC recorded pre-tax charges of $36.1 million in 1999 to reflect legal fees, the charitable fund and other outside administrative costs in connection with the settlement. Future discounts related to coupon redemption will be recorded as incurred. At December 31, 1999, the remaining accrual was $22.5 million.

Reversal of Restructuring, Merger and Divestiture Accruals - The Company reversed $6.5 million restructuring, $9.6 million merger and $5.5 million divestiture reserves in 1999. These reversals resulted primarily from the favorable resolution of a contingency related to the 1995 merger with First Financial Management Corporation and a delay in closure of a leased operating facility.

Other - In February 2000, FDC and its partners signed a definitive agreement to sell their interests in Transpoint, LLC to Checkfree Holdings Corporation ("Checkfree"). FDC will receive consideration of 6.6 million shares of Checkfree stock and is expected to recognize a gain upon consummation of the transaction.

1998 Activities

Business Divestitures and Associated Impairments - In February 1998, the Company sold NTS, its transportation services unit, and simultaneously acquired a gaming services business from the company that acquired NTS. The acquisition price of the gaming services business was equal to the fair market value of NTS's assets plus approximately $50.5 million in cash. The disposition of NTS resulted in a pre-tax gain of $28.5 million.

In June 1998, the Company completed the sale of First Image Management Company ("First Image") for cash proceeds of $150.0 million. In January 1998, the Company announced its intention to sell First Image, and recorded a 1997 pre-tax impairment charge of $106.7 million, reflecting the anticipated loss on the disposition. The finalization of this transaction resulted in the reversal of $9.8 million of the 1997 impairment charge.

In October 1998, the Company completed the sale of VIPS for cash proceeds of $48 million and recorded a pre-tax gain of $21.8 million.

Other Impairments - In the second quarter 1998, the Company determined that approximately $38.5 million of platform development costs related to the HSBC Holdings, plc ("HSBC") project (see "Provision for Loss on Contract" below) and other potential non-U.S. clients would not be recoverable in the near to medium term, and thus were written off. Recoverability became unlikely with the loss of the HSBC contract profitability and the diminished prospects for previously anticipated new non-U.S. clients. The Company had other impairment charges of $33.4 million of which $2.2 million related to card issuer services, $10.0 million related to facility closures and terminated conversion efforts in merchant processing services and $21.2 million related to software in the corporate and other category. A change in strategic direction by certain of the Company's customers resulted in $15.1 million of software not being recoverable in the near to medium term. The remaining $6.1 million software impairment related to the abandonment of certain development efforts where the commercial viability of the planned product or service offering became doubtful.

Restructuring - Restructuring charges of $35.7 million were recorded; $19.0 million related to merchant processing services, $9.6 million related to card issuer services and $7.1 million related to corporate and other. The charges included a provision of $20.0 million for severance related to 810 employees, a provision of $9.7 million for facility closure and related costs and $6.0 million for settlement of a legal matter associated with the merger with FFMC. During 1998 and 1999, respectively, the Company utilized $21.2 million and $6.3 million of the accrual; $18.5 million for severance, $3.0 million for facility closure and $6.0 million for the FFMC legal matter. After the reversal of $3.5 million of this accrual in 1999, the remaining accrual was $4.7 million at December 31, 1999 versus $14.5 million at December 31, 1998. The reversal and the continued balance in the accrual was primarily caused by a delay in the closure of the Nashville facility required by the Federal Financial Institutions Examination Council because of Year 2000 concerns. The facility is scheduled for closure in November 2000.

                            FIRST DATA CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Business Shut Down - During the fourth quarter the Company recorded a $146.4 million charge to shut down Innovis, Inc. (formerly Consumer Credit Associates, Inc.), the Company's consumer credit reporting business. All operations ceased on December 31, 1998 except for limited activities to fulfill contractual commitments. The charge included writing off intangible assets of $133.1 million, fixed assets of $3.8 million, severance of $5.7 million and other accrued exit costs of $3.8 million. At December 31, 1998 the accrual was $9.5 million and at December 31, 1999 was $6.2 million.

Provision for Loss on Contract - During the second quarter of 1998, the Company amended its agreement with HSBC Holdings, plc ("HSBC") which revised the scope of service to be provided to HSBC. As a result of this amendment and because of difficulties in the development process in Hong Kong which resulted in delays to the conversion date and, consequently, significant unanticipated costs, the Company determined that total estimated costs under the amended contract would exceed anticipated revenues. Accordingly, a provision of $125.2 million was recorded in the second quarter for such estimated net losses (reported on the "Provision for loss on contract" line in the Consolidated Statements of Income). In September of 1998, the Company announced the termination of its Hong Kong card processing contract with HSBC. The loss contract provision will be fully utilized for costs associated with the contract termination. Such costs include the write-off of $72.5 million of intangible assets as of June 30, 1998, $14.5 million of costs incurred from June 30, 1998 to contract termination date in fulfillment of contractual obligations, $5.3 million of fixed asset write-offs, $8.9 million of wind down costs and $24.0 million designated for an Australian card processing contract. The $8.9 million of wind down costs include $5.9 million of salary and facility costs during the wind down period and $3.0 million of other exit type costs such as severance and lease exit costs. The termination of the HSBC contract resulted in an Australian card processing contract becoming a loss contract due to the Australian card processing contract now bearing the full cost of operating the Asian processing platform rather than sharing such costs with HSBC. At December 31, 1998, the remaining loss accrual was $19.1 million. During 1999, the Company utilized $18.0 million of the HSBC provision leaving a provision of $1.1 million at year-end 1999 which will be utilized in the first quarter 2000.

1997 Activities

Business Divestitures and Associated Impairment - In February 1997, the Company sold its GENEX health care administrative services subsidiary for cash proceeds of $70 million which resulted in a pretax gain of $50.5 million. In July 1997, the Company completed the divestiture of FIRST HEALTH Strategies and FIRST HEALTH Services for cash proceeds of $200 million which generated a pretax loss of $93.8 million. As a consequence of the Company's decision to divest the FIRST HEALTH business units, the future value of the remaining health care administration services businesses (EBP and VIPS) was diminished and, accordingly, the Company recorded impairment charges related to such businesses of $118.4 million. In December 1997, the Company sold Nationwide Credit for cash proceeds of $155.2 million which generated a pretax loss of $51.0 million. In addition, the Company recorded a $106.7 million pretax impairment charge in conjunction with the planned 1998 divestiture of First Image.

Restructuring - Restructuring costs of $49.9 million were recorded and included severance accruals for approximately 2,100 employees of $30.0 million, facility closure costs of $6.5 million and other exit costs of $13.4 million. Other exit costs consisted primarily of indemnification relating to a previous sold product line ($4.0 million), contract termination costs ($2.0 million) and obsolete inventory costs ($2.1 million). The $49.9 million charge included $23.4 million for card issuer services, $5.3 million for Corporate and other, $8.1 million for merchant processing services, $10.1 million for divested businesses and $3.0 million for payment instruments. During 1997, 1998 and 1999 the Company utilized $38.0 million, $8.6 million and $0.1 million, respectively, of the accrual; $28.8 million for severance, $6.5 million for facility closure and $11.4 million for exit costs leaving an accrual at December 31, 1999 of $0.2 million for the remaining severance after reversing $3.0 million of the accrual in 1999.

                            FIRST DATA CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following summarizes activity with respect to the Company's restructuring activities for the years ended December 31 (in millions):

                                                                   1998 (a)                1997
                                                             -----------------      -----------------
Expense Provision:
    Employee severance                                                   $20.0                  $30.0
    Facility closure                                                       9.7                    6.5
    Other exit costs                                                       6.0                   13.4
                                                             -----------------      -----------------
                                                                          35.7                   49.9
                                                             -----------------      -----------------


Cash Payments:
    1999                                                                   6.3                    0.1
    1998                                                                  21.2                    8.6
    1997                                                                   ---                   38.0
                                                             -----------------      -----------------
                                                                          27.5                   46.7
Reversals:
    1999                                                                   3.5                    3.0
                                                             -----------------      -----------------
                                                                           3.5                    3.0
Remaining accrual at December 31, 1999:
    Employee severance                                                     0.8                    0.2
    Facility closure                                                       3.9                    ---
    Other exit costs                                                       ---                    ---
                                                             -----------------      -----------------
                                                                         $ 4.7                  $ 0.2
                                                             =================      =================

        (a) Excludes Hong Kong and Innovis activities described above.

There were not any restructuring activities for 1999.

                            FIRST DATA CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Note 3:   Business Combinations and Asset Acquisitions

                                                                  Initial Consideration
                                                ------------------------------------------------------
                                                                                     FDC Common Stock
                                                                                   --------------------
(in millions)                                                                                   Dollar
Businesses and Assets Acquired                        Month    Total (a)   Cash      Value      Shares
                                                ------------------------------------------------------
1999:
Transaction Processing Services                     April        $  8.0   $  8.0
State Street Global Advisors (b)                    April          13.0     13.0           ---     ---
Paymentech, Inc                                     July          420.0    420.0           ---     ---
U.S. Processing, LLC                                September      10.1     10.1           ---     ---
Six other acquisitions                                             29.6     29.2           ---     ---
                                                              ----------------------------------------
                                                                 $480.7   $480.3
                                                              ========================================

1998:
First Data Financial Services                       January      $115.5   $ 50.5           ---     ---
FPS Services (b)                                    February       12.0     12.0           ---     ---
U.S. Benefits Services (b)                          May            11.7      5.5         $ 6.2     0.2
Bank alliance programs                                             12.2     12.2           ---     ---
Four other acquisitions                                            18.7     16.4           ---     ---
                                                              ----------------------------------------
                                                                 $170.1   $ 96.6         $ 6.2     0.2
                                                              ========================================

1997:
Innovis (formerly Consumer Credit
 Associates)                                        April        $ 93.0   $ 90.2           ---     ---
CardService International (Joint Venture)           April          60.0     60.0           ---     ---
Orlandi Valuta                                      August         66.5     66.5           ---     ---
Bank alliance programs                                             58.0     58.0           ---     ---
Eleven other acquisitions                                         120.6    109.1         $10.2     0.3
                                                             -----------------------------------------
                                                                 $398.1   $383.8         $10.2     0.3
                                                             =========================================

(a) Other consideration, not separately listed in the table or described above, consists of promissory notes and other amounts payable of $0.4 million in 1999, $2.3 million in 1998 and $4.1 million in 1997. In addition, total consideration for First Data Financial Services included $65.0 million representing the fair market value of the Company's NTS subsidiary's net assets which were sold as part of the transaction.

(b)  Acquired by Investor Services Group which was sold in December 1999.

Transaction Processing Services performs check and off-line debit card processing for broker cash management accounts and credit card and merchant processing for small community banks and group service providers. State Street Global Advisors is a retirement services business which has been subsequently sold in conjunction with the sale of the Investor Services Group subsidiary. Paymentech provides full-service electronic payment solutions for merchants and third-party transaction processing (see additional discussion below). U.S. Processing, LLC, provides transaction processing services for the electronic funds transfer industry.

In July 1999, the Company completed the acquisition of Paymentech, Inc's 16.4 million publicly held shares (45% of total outstanding shares) for a cash payment of approximately $420 million. Bank One owns all of the remaining shares (55% of outstanding shares). In conjunction with this transaction, Paymentech's operations were combined with the existing Bank One/First Data alliance, BancOne Payment Services, LLC.

In July 1998, a gaming services joint venture was formed among FDC, BA Merchant Services, Inc. and USA Processing ("BMCF") into which the Company contributed the assets of First Data Financial Services ("FDFS"), a gaming services business unit acquired in early 1998.

                            FIRST DATA CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


All of the above business combinations and asset acquisitions have been accounted for as purchases, and their results have been included in the Company's results of operations from the effective dates of acquisition. The following table outlines the assets acquired and liabilities assumed (at date of acquisition):


Year Ended December 31,                                 1999               1998               1997
----------------------------------------------------------------------------------------------------
(in millions)
Fair value of net assets acquired                      $480.7             $170.1             $398.1
Less acquisition notes and accounts payable              (0.4)              (2.3)              (4.1)
Less value of common stock issued                         ---               (6.2)             (10.2)
Less fair value of assets sold                            ---              (65.0)               ---
Less cash acquired                                       (0.5)              (2.4)             (17.0)
                                                 ---------------------------------------------------
Net cash paid for acquisitions                         $479.8             $ 94.2             $366.8
                                                 ===================================================


The acquisition of Paymentech has been reflected as a $420.0 million Investment in Affiliate, accounted for under the equity method. The $416.7 million excess of purchase price over FDC's 45% interest in the tangible net assets of Paymentech is being amortized over the estimated remaining life of the underlying intangibles, including goodwill. The remaining fair value of net assets acquired includes initial goodwill and other intangible amounts aggregating $50.3 million in 1999, $168.2 million in 1998 and $371.0 million in 1997. In connection with the above noted acquisitions FDC recorded exit liabilities of $0.1 million, $6.3 million and $5.7 million in 1999, 1998 and 1997, respectively. The exit liabilities related primarily to facility shutdown, severance, unfavorable lease commitments, and legal costs. At December 31, 1999 and 1998, FDC had remaining acquisition reserves of $8.5 million and $20.4 million, respectively, pertaining to these acquisitions. FDC does not anticipate any significant adjustment to the purchase price allocations.

The terms of certain of the Company's acquisition agreements provide for additional consideration to be paid if the acquired entity's results of operations exceed certain targeted levels. Targeted levels are generally set substantially above the historical experience of the acquired entity at the time of acquisition. Such additional consideration is paid in cash and with shares of the Company's common stock, and is recorded when earned as additional purchase price. Additional consideration was paid totaling $32.3 million in 1999, $2.3 million in 1998 and $2.7 million in 1997 (including 0.5 million shares of common stock valued at $21.0 million). The maximum amount of remaining contingent consideration is $86.0 million (payable through 2001).

Note 4:   Investments in Affiliates

Operating results include the Company's proportionate share of income from affiliates, which consist of unconsolidated investments and joint ventures accounted for under the equity method of accounting. The most significant of these affiliates are related to the Company's merchant alliance program.

A merchant bank alliance is a joint venture between FDC and a financial institution that combines the expertise of the Company with the visibility and distribution of the bank. The joint ventures sell processing services to merchants. At December 31, 1999, there were seven such joint ventures accounted for under the equity method of accounting.

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of financial information for the merchant alliances and other affiliates accounted for under the equity method of accounting is as follows:


December 31,                                        1999                       1998
---------------------------------------------------------------------------------------
(in millions)
Total Assets                                      $2,475.3                     $1,172.0
Total Liabilities                                  1,599.2                        969.1


Year Ended December 31,                             1999                         1998                         1997
--------------------------------------------------------------------------------------------------------------------
(in millions)
Net Operating Revenues                            $1,046.8                     $  758.4                       $533.3
Operating Expenses                                   837.5                        646.2                        387.3
Operating Income                                     209.3                        112.2                        146.0
Net Income                                           177.4                        106.7                        143.5
FDC Share of net income                              110.8                         54.3                         70.8

The primary components of assets and liabilities are settlement related accounts as described in Note 5 below.

Amounts presented herein do not include amortization of $26.4 million, $18.2 million and $7.8 million for the years ended December 31, 1999, 1998, and 1997, respectively, related to the excess of FDC's investment over its proportionate interest in the net assets of the joint venture. This difference, which amounted to $635.0 and $183.6 million at December 31, 1999 and 1998, respectively, is amortized over the estimated useful lives of the underlying intangible assets.


Note 5:   Settlement Assets and Obligations

Settlement assets and obligations result from FDC's information processing services and associated settlement activities, including settlement of payment transactions. Settlement assets are generated principally from payment instrument sales (primarily official checks and money orders) and card transactions. FDC records corresponding settlement obligations for amounts payable to merchants and for payment instruments not yet presented for settlement. The difference in the aggregate amount of such assets and liabilities is primarily due to unrealized net investment gains and losses, which are reported as other comprehensive income in stockholders' equity. The principal components of FDC's settlement assets and obligations are as follows:



December 31,                                                       1999                            1998
---------------------------------------------------------------------------------------------------------
(In millions)

Settlement assets:
------------------
Cash and cash equivalents                                        $2,280.3                        $3,253.9
Investment securities                                             6,980.9                         5,864.6
Due from card associations                                          188.6                           322.5
Due from selling agents                                             135.8                           317.0
                                                    ---------------------           ---------------------
                                                                 $9,585.6                        $9,758.0
                                                    =====================           =====================
Settlement obligations:
-----------------------
Payment instruments outstanding                                  $8,203.8                        $7,846.0
Card settlements due to merchants                                   429.0                           580.3
Due to selling agents                                             1,061.8                         1,067.1
Other                                                                 ---                           123.6
                                                    ---------------------           ---------------------
                                                                 $9,694.6                        $9,617.0
                                                    =====================           =====================

                            FIRST DATA CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Continued)


Cash equivalents consist of short-term time deposits, reverse repurchase agreements, commercial paper and other highly liquid investments. See Note 6 for information concerning the Company's investment securities.

FDC generates revenues from its investment of certain settlement assets, a substantial majority of which are cash equivalents and investment securities within the Company's payment instruments business. Payment instrument investment portfolio balances averaged $7.8 billion in 1999, $6.6 billion in 1998 and $5.3 billion in 1997. Investment revenues (before commissions to certain selling agents) from payment instrument portfolios totaled $387.4 million in 1999, $340.5 million in 1998 and $289.4 million in 1997 ($538.9 million, $462.2 million and $386.8 million, respectively, on a pre-tax equivalent basis).

Note 6:   Investment Securities

Investment securities are a principal component of the Company's settlement assets, and represent the investment of funds received by FDC from the sale of payment instruments (principally official checks and money orders) by authorized agents. The Company also maintains various other investments, primarily equity securities, which are classified as available for sale and carried at fair market value of $41.3 million at December 31, 1999 and $38.1 million at December 31, 1998. Such investments include Excite@Home. Excite@Home acquired iMall, Inc. in which FDC held an 11% ownership interest in 1999. FDC received Excite shares for its iMall shares and, as a result of this transaction recognized a gain of $19.8 million. In addition, the Company has investments in equity securities that are not publicly traded which are carried at cost.

Virtually all of FDC's investment securities are debt securities, most of which have maturities greater than one year. At December 31, 1999, 60% of these debt securities mature within five years and 93% within 10 years. Realized gains and losses from the sale of investment securities were not material.

The principal components of investment securities, which are carried at fair value, are as follows:

                                                         Fair Value        Amortized Cost      Net Unrealized
                                                                                                 Gain (Loss)
---------------------------------------------------------------------------------------------------------------
(In millions)

December 31, 1999
    State and municipal obligations                            $6,206.1            $6,297.0             $ (90.9)
    Adjustable rate mortgage-backed securities                    208.1               210.1                (2.0)
    Corporate bonds                                               407.1               420.8               (13.7)
    Other                                                         215.7               212.6                 3.1
                                                   ------------------------------------------------------------
      Totals                                                   $7,037.0            $7,140.5             $(103.5)
                                                   ============================================================

December 31, 1998
    State and municipal obligations                            $5,436.9            $5,294.1             $ 142.8
    Adjustable rate mortgage-backed securities                    288.3               290.9                (2.6)
    Other                                                         203.2               177.6                25.6
                                                   ------------------------------------------------------------
      Totals                                                   $5,928.4            $5,762.6             $ 165.8
                                                   ============================================================

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

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


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

Off-balance sheet financial instruments

A portion of the Company's payment instruments business involves the payment of commissions to selling agents that are computed based on short-term variable rates. From time to time the Company purchases variable rate caps to partially insulate its sales commission amounts from increases in these rates. At December 31, 1999, these agreements had effective notional amounts totaling $800 million ($400 million become effective mid-2000) with cap rates ranging from 6.00% to 6.50% and maturities ranging from December 2000 through July 2001. There were no such agreements outstanding at December 31, 1998. In addition, the Company has interest rate swap agreements which serve to effectively convert the variable rate commissions to agents to fixed rate amounts. These agreements have an aggregate notional amount of $4.1 billion at December 31, 1999, expire between 2000 and 2012 and require the Company to pay based upon fixed rates between 5.00% and 6.94% (weighted average of 6.01%) while the Company receives payments principally based on three month variable rates. At December 31, 1998 the notional amount of these swaps was $2.3 billion with fixed rates between 5.00% and 6.94%. The counterparties to these agreements are financial institutions with a major rating agency credit rating of "A" or better. The credit risk inherent in these cap and swap agreements represents the possibility that a loss may occur from the nonperformance of a counterparty to the agreements. The Company monitors the credit risk of these counterparties and the concentration of its contracts with any individual counterparty. FDC anticipates that the counterparties will be able to fully satisfy their obligations under the agreements.

Fair value of financial instruments

Carrying amounts for certain of FDC's financial instruments (cash and cash equivalents and short-term borrowings) approximate fair value due to their short maturities. These instruments are not in the following table, which provides the estimated fair values of other financial instruments.


December 31,                                                  1999                  1998
-----------------------------------------------------------------------------------------------
(In millions)                                          Carrying    Fair      Carrying    Fair
                                                        Value     Value       Value      Value
-----------------------------------------------------------------------------------------------

Balance sheet financial instruments:
------------------------------------
   Long-term investment securities                     $7,037.0  $7,037.0    $5,928.4  $5,928.4
   Long-term debt                                       1,072.0   1,033.6     1,129.4   1,164.0

Off-balance sheet financial instruments:
----------------------------------------
   Variable rate hedging arrangements,
       principally rate swap and cap agreements        $    3.7  $  104.3        ----  $ (111.8)


The estimated fair values of balance sheet financial instruments are based primarily on market quotations, whereas the estimated fair values of off-balance sheet arrangements are based on dealer quotations. These estimated values may not be representative of actual values that could have been realized as of the year-end dates or that will be realized in the future.

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Note 8:   Income Taxes

Year Ended December 31,                                            1999             1998              1997
----------------------------------------------------------------------------------------------------------------

(In millions)

Components of pretax income:
      Domestic                                                       $1,767.6           $690.1            $667.5
      Foreign                                                            57.8             21.8              38.9
                                                            ----------------------------------------------------
                                                                     $1,825.4           $711.9            $706.4
                                                            ====================================================
Provision for income taxes:
      Federal                                                        $  494.2           $194.1            $277.1
      State and local                                                   114.7             43.3              57.5
      Foreign                                                            16.8              8.8              15.1
                                                            ----------------------------------------------------
                                                                     $  625.7           $246.2            $349.7
                                                            ====================================================


The Company's effective tax rates differ from statutory rates as follows (differences are calculated by excluding the impact of restructuring, business divestitures, litigation and impairment items, the impact of which is separately disclosed):

Year Ended December 31,                                                  1999            1998          1997
-----------------------------------------------------------------------------------------------------------------

Federal statutory rate                                                   35.0%           35.0%            35.0%
      State income taxes, net of federal income tax benefit               2.7             3.3              3.8
      Nondeductible amortization of intangible assets                     2.0             2.1              2.3
      Interest earned on municipal investments                           (9.3)           (7.8)            (5.8)
      Restructuring, business divestitures, litigation and
            impairment items                                              4.9             2.2             13.7
      Other                                                              (1.0)           (0.2)             0.5
                                                                       ------------------------------------------
Effective tax  rate                                                      34.3%           34.6%            49.5%
                                                                       ==========================================



FDC's income tax provisions consist of the following components:

Year Ended December 31,                                                       1999                 1998             1997
----------------------------------------------------------------------------------------------------------------------------
(in millions)

Current                                                                       $620.8              $ 347.1            $190.1
Deferred                                                                         4.9               (100.9)            159.6
                                                                       ----------------------------------------------------
                                                                              $625.7              $ 246.2            $349.7
                                                                       ====================================================

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income tax payments of $266.6 million in 1999 are less than current expense primarily because tax on the disposition of First Data Investor Services Group is not due until the first quarter of 2000. Income tax payments of $234.2 million in 1998, and $144.0 million in 1997 are less than current expense due primarily to tax benefits recorded directly to equity and reductions of goodwill.

Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the book and tax bases of the Company's assets and liabilities. There was no valuation allowance in 1999 or 1998. Net deferred tax liabilities are included in accounts payable and other liabilities in FDC's consolidated balance sheets. The following table outlines the principal components of deferred tax items:

December 31,                                                                                    1999            1998
-----------------------------------------------------------------------------------------------------------------------
(in millions)
Deferred tax assets related to:
    Accrued expenses                                                                           $ 176.6         $ 191.3
    Pension obligations                                                                           19.1            49.3
    Employee related liabilities                                                                  26.1            29.6
    Deferred revenues                                                                             10.4             5.9
    Unrealized securities loss                                                                    36.2              --
                                                                                          ----------------------------
                                                                                                 268.4           276.1
                                                                                          ----------------------------
Deferred tax liabilities related to:
    Property, equipment and intangibles                                                         (272.0)         (282.1)
    Unrealized securities gain                                                                      --           (58.0)
    Other                                                                                        (15.5)          (20.5)
                                                                                          ----------------------------
                                                                                                (287.5)         (360.6)
                                                                                          ----------------------------
Net deferred tax liabilities                                                                   $ (19.1)        $ (84.5)
                                                                                          ============================


Note 9:  Borrowings

December 31,                                                                                    1999            1998
-----------------------------------------------------------------------------------------------------------------------
(in millions)
Short-Term Borrowings:
----------------------
     Commercial paper                                                                         $  207.5        $  442.3
     Extendable Commercial Notes                                                                 148.8              --
     Other short-term borrowings                                                                 149.8              --

Long-Term Debt:
---------------
     Medium-Term Notes                                                                           521.5           670.8
     6 3/4% Notes due 2005                                                                       199.1           199.0
     6 5/8% Notes due 2003                                                                       199.7           199.6
     4 7/8% Convertible Note due 2005                                                             50.0            50.0
     Floating Rate Note                                                                          100.0              --
     Other                                                                                         1.7            10.0
                                                                                          ----------------------------
                                                                                              $1,578.1        $1,571.7
                                                                                          ============================


The Company's commercial paper borrowings at December 31, 1999 and 1998 had weighted-average interest rates of 5.9% and 5.3%, respectively.

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FDC maintains two revolving credit facilities ("the Facilities") providing up to a maximum of $1.5 billion of short-term borrowings to support its commercial paper program. Interest rates for borrowings under the Facilities are based on market rates. The Facilities contain customary covenants which are not expected to significantly affect FDC's operations. At December 31, 1999, the Company was in compliance with all of these covenants. Pursuant to a 1998 agreement, $175.0 million of the Facilities has been designated to be used solely for the purpose of meeting certain of the Company's settlement obligations, if necessary. To provide additional liquidity in early 2000 in the event of a business disruption due to Y2K problems, the company established a $1 billion credit facility that became effective on January 3, 2000. This facility was not used and was cancelled on January 31, 2000.

In November 1999, the Company established a $300 million extendable commercial notes ("ECN") program. As of December 31, 1999, $148.8 million of commercial notes were outstanding under the ECN program.

In 1999, the amount available under FDC's uncommitted bank credit lines was initially increased from $210.0 million to $235.0 million and was subsequently decreased to $200.0 million in conjunction with the sale of ISG. The interest rates for borrowings under the credit lines are based on market rates. As of December 31, 1999, $149.8 million of unsecured bank loans were outstanding at an average interest rate of 6.2%. Through the Facilities, the ECN Program and the uncommitted bank credit lines, the Company had available borrowing capacity of $1.3 billion at December 31, 1999.

The Company has an effective shelf registration facility providing for the issuance of debt and equity securities up to $1.0 billion in the aggregate (of which $525 million remains available). During March 1999, the Company entered into a $100 million, 5-year maturity debt financing (Floating Rate Note) with a floating interest rate based on LIBOR. Under certain circumstances the financing may be prepaid. The debt and interest are denominated in Australian and New Zealand dollars, respectively. Through a series of currency swap agreements the Company's obligations have been effectively converted to U.S. dollar denomination. During 1998, the Company issued a 10-year $100 million Medium-Term Note at an interest rate of 5.80%. The outstanding Medium-Term Notes have interest rates ranging from 5.80% to 6.82% and are due at various dates through 2008. Interest on the 6 3/4% and 6 5/8% term notes, which are public debt offerings, is payable semi-annually in arrears. These notes do not have sinking fund obligations, and they are not redeemable prior to maturity.

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

Aggregate annual maturities of long-term debt are $126.0 million in 2000, $50.2 million in 2001, $0.2 million in 2002, $199.8 million in 2003, $100.0 million in 2004 and $595.8 million in all periods thereafter. The Company paid interest amounts totaling $103.1 million in 1999, $107.2 million in 1998 and $102.6 million in 1997.

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10:  Supplemental Balance Sheet Information

December 31,                                                                                    1999            1998
-----------------------------------------------------------------------------------------------------------------------
(in millions)
Property and equipment:
    Land                                                                                      $   25.2        $   18.8
    Buildings                                                                                    195.4           200.8
    Leasehold improvements                                                                       125.1           143.2
    Equipment and furniture                                                                    1,284.0         1,270.0
                                                                                          ----------------------------
                                                                                               1,629.7         1,632.8

Less accumulated depreciation and amortization                                                 (919.1)         (851.8)
                                                                                          ----------------------------
                                                                                             $  710.6         $  781.0
                                                                                          ============================

Accounts Payable and other liabilities:
    Accounts payable and accrued expenses                                                    $  560.5         $  607.9
    Compensation and benefit liabilities                                                        188.4            162.6
    Assumed Western Union pension obligations                                                    54.4            122.5
    Accrued costs of businesses acquired (including deferred                                     86.1             52.9
        acquisition consideration)
    Income taxes payable                                                                        586.1            291.9
    Deferred income taxes                                                                        19.1             84.5
    Other liabilities                                                                           329.8            320.1
                                                                                          ----------------------------
                                                                                             $1,824.4         $1,642.4
                                                                                          ============================

Note 11:  Commitments and Contingencies

The Company leases certain of its facilities and equipment under operating lease agreements, substantially all of which contain renewal options. Total rent expense for operating leases, net of sublease income, was $133.6 million in 1999, $123.1 million in 1998 and $148.7 million in 1997. Minimum aggregate rental commitments at December 31, 1999 under all noncancelable leases, net of sublease income, were $97.9 million in 2000, $86.0 million in 2001, $46.6 million in 2002, $35.0 million in 2003, $35.1 million in 2004 and $97.0 million for all periods thereafter. The sublease income is earned from leased space which FDC concurrently subleases to its customers with mirrored time periods. Future lease rental income exceeds lease payments, with FDC's obligations at December 31, 1999 for remaining lease terms totaling $45.2 million.

In connection with FDC's money transfer business, the Company has entered into a minimum purchase agreement with one of its data processing vendors. Under this agreement, the Company is required to purchase at least $100 million in goods and services over a period of 66 months commencing January 1, 1998. As of December 31, 1999 approximately $58 million in goods and services remained to be purchased under this agreement.

In 1998, a putative class action was filed against, among others, the Company's Western Union Financial Services, Inc. subsidiary in a California state court. The plaintiff claims that Western Union charges an undisclosed "commission" when consumers transmit money to Mexico, in that the exchange rate used in these transactions is less favorable than the exchange rate that Western Union receives when it trades dollars in the international money market. The plaintiff asserts that Western Union violates the law in failing to disclose this "commission" in its advertising and in the transactions. The plaintiff also asserts that Western Union has discriminated against persons who use Western Union to transmit money to Mexico, in that the difference between the market exchange rate and the exchange rate used by Western Union in the Mexico transactions is greater than the difference between the market and Western Union
exchange rates when transmitting funds to other countries.   The plaintiff
seeks, among other things, injunctive relief, imposition of a constructive trust, restitution, compensatory and statutory damages, statutory penalties and punitive damages. In addition, four other class actions based on similar factual allegations were pending in United States District Courts and a Texas state court on December 31, 1999, against, among others, subsidiaries of the Company.

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The parties to some of these actions reached a proposed settlement that the Company believes would also extinguish the claims made in the other actions. Under the proposed settlement, the Company will establish a charitable fund for the advancement of Mexican and Mexican-American causes in the amount of $4 million. Western Union also will issue coupons for discounts on future money transfer transactions to Mexico to its customers who transferred money from the U.S. to Mexico between January 1, 1987 and August 31, 1999. In addition, the Company will issue coupons for discounts on future Western Union transactions to customers who transferred money to Mexico from January 1, 1988 to December 10, 1996 using the MoneyGram service because MoneyGram was previously operated by a subsidiary of the Company. The proposed settlement also includes reasonable attorneys' fees, expenses and costs.

On May 12, 1999, the United States District Court for the Northern District of Illinois issued a Preliminary Settlement Order in two of the actions, inter alia, preliminarily approving the proposed settlement. The Court also barred and enjoined the continued prosecution of the other actions. Further, the Court barred the commencement of any new actions in any state or federal court that assert any claims that would be released and discharged upon final approval of the settlement. The Court has conducted a Fairness Hearing to determine the fairness, reasonableness, and adequacy of the proposed settlement and the parties await the Court's ruling.

A subsequent putative class action which makes allegations similar to the allegations described above was filed in a California state court in January 2000 against the Company and its subsidiaries, Western Union Financial Services, Inc. and Orlandi Valuta. The putative class consists of those persons who have used Western Union or Orlandi Valuta's services after August 31, 1999 to transmit money from California to Mexico, or who have used the Western Union money transfer service to transmit money from California to Mexico and have opted out of the pending nationwide settlement discussed above. The Company is formulating its response in this matter.

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


Note 12:  Stockholders' Equity

Dividends

FDC continued paying cash dividends of $0.02 per share on a quarterly basis to stockholders during 1999. The Company's Articles of Incorporation authorizes
10.0 million shares of preferred stock, none of which are issued.

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Other Comprehensive Income

The income tax effects allocated to and the cumulative balance of each component of other comprehensive income are as follows (in millions):

                                                                                             Tax           Net-of-
                                                          Beginning       Pre-tax         (Benefit)/         Tax          Ending
                                                           Balance        Amount           Expense          Amount       Balance
                                                     ---------------------------------------------------------------------------
December 31, 1999
     Unrealized gains(losses) on securities                $107.8        $(269.3)         $ (94.2)        $(175.1)        $(67.3)
     Currency translation adjustment                         (4.8)         (17.4)            (6.1)          (11.3)         (16.1)
     Minimum pension liability                              (48.9)          68.2             23.6            44.6           (4.3)
                                                      --------------------------------------------------------------------------
                                                           $ 54.1        $(218.5)         $ (76.7)        $(141.8)        $(87.7)
                                                     ===========================================================================


December 31, 1998
     Unrealized gains on securities                        $ 72.2        $  54.8          $  19.2         $  35.6         $107.8
     Currency translation adjustment                         (5.8)           1.5              0.5             1.0           (4.8)
     Minimum pension liability                               (0.6)         (74.3)           (26.0)          (48.3)         (48.9)
                                                      --------------------------------------------------------------------------
                                                           $ 65.8        $ (18.0)         $  (6.3)        $ (11.7)        $ 54.1
                                                      ==========================================================================


December 31, 1997
     Unrealized gains on securities                        $ 46.4        $  39.5          $  13.7         $  25.8         $ 72.2
     Currency translation adjustment                         (4.4)          (2.2)            (0.8)           (1.4)          (5.8)
     Minimum pension liability                              (15.7)          23.2              8.1            15.1           (0.6)
                                                      --------------------------------------------------------------------------
                                                           $ 26.3        $  60.5          $  21.0         $  39.5         $ 65.8
                                                      ==========================================================================


Other Stockholders' Equity Transactions

In July 1999, the Board of Directors authorized management to purchase an additional $750 million of the Company's outstanding common stock. As of December 31, 1999, the Company had repurchased approximately 10.7 million shares under the program for approximately $485 million.

In September 1998, the Board of Directors authorized management to purchase up to $500 million of its outstanding common stock. In December 1998, the Board increased the total authorization to $550 million. The Company completed the utilization of the $550 million provided for repurchases under the 1998 authorization in July 1999. A total of 16.9 million shares were repurchased under this program.

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

Note 13:  Stock Compensation Plans

FDC has a plan that provides for the granting of stock options to key employees and other key individuals who perform services for the Company. A total of 69.6 million shares of common stock have been reserved for issuance under the plan, and an additional 6.1 million shares are reserved for issuance in conjunction with certain business combinations. A total of 17.6 million shares remain available for future grant. The options have been issued at a price equivalent to the common stock's fair market value at the date of grant, generally have ten year terms and become exercisable in three or four equal annual increments beginning 12 months after the date of grant.

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In December 1997, the Company instituted a restricted stock award program for key technical systems and related employees. As of December 31, 1999, a total of
0.7 million restricted shares had been granted under this program. These awards have a three year restriction period from the date of grant. The restricted stock award is subject to forfeiture unless certain conditions are met. The fair value of the shares awarded, as determined on the grant dates, totaled $22.4 million ($19.8 million net of cancellations as of December 31, 1999) and is being amortized on a straight-line basis over the restriction period. The unamortized portion of such awards is reported as a reduction of paid-in capital.

In October 1996, the Company instituted an employee stock purchase plan for which a total of six million shares have been reserved for issuance, of which
2.8 million shares remain available for future grant. Monies accumulated through payroll deductions elected by eligible employees are used to make quarterly purchases of FDC common stock at a 15% discount from the lower of the market price at the beginning or end of the quarter.

Stock options related to plans which were assumed in connection with the Company's business combinations were converted to options to purchase shares of FDC common stock (at prices ranging from $0.88 to amounts substantially above current market prices for the Company's common stock) and are exercisable at specified times not later than ten years from the date of grant.

The Company has elected to follow APB 25 for its employee stock options because, as discussed below, the alternative fair value accounting under SFAS 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

                                                                                     1999               1998               1997
                                                                          ---------------------------------------------------------
Risk-free interest rate                                                                6.34%              4.54%              6.23%
Dividend yield                                                                         0.17%              0.27%              0.22%
Volatility                                                                             25.4%              24.0%              18.9%
Expected option life                                                                5 years            5 years            5 years
Expected employee stock purchase right life (in years)                                 0.25               0.25               0.25
Weighted-average fair value of options granted                                        $  15              $   8              $  11
Weighted-average fair value of employee stock purchase rights                         $   8              $   6              $   7

The Company's pro forma information, amortizing the fair value of the options over their vesting period and including the stock purchase rights, is as follows (because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect is not fully reflected until 1999):

(In millions, except per share amounts)                                          1999               1998               1997
                                                                          ---------------------------------------------------------
Pro forma net income                                                              $1,140.8            $417.6             $320.1
Pro forma earnings per share -- basic                                                 2.67              0.94               0.72
Pro forma earnings per share -- diluted                                               2.64              0.94               0.72

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

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of stock option activity is as follows (options in millions):

-------------------------------------------------------------------------------------------------------------------------
                                                     1999                     1998                     1997
                                                         Weighted-                 Weighted-                 Weighted-
                                                          Average                   Average                   Average
                                             Options   Exercise Price  Options   Exercise Price  Options   Exercise Price
-------------------------------------------------------------------------------------------------------------------------
Outstanding at January 1                      37.1         $29           31.2         $28          28.0         $25
Granted                                        7.7          46           14.7          31           9.2          36
Exercised                                     (6.1)         27           (2.7)         20          (4.0)         21
Canceled                                      (4.4)         33           (6.1)         33          (2.0)         35
                                            ------                     ------                    ------
Outstanding at December 31                    34.3          33           37.1          29          31.2          28
                                            ======                     ======                    ======

Options exercisable at
   Year-end                                   15.0         $27           14.3         $23          14.0         $21
===========================================================================================================================

The following summarizes information about stock options outstanding (options in millions):


                                      Options Outstanding                                     Options Exercisable
                        ---------------------------------------------------------------------------------------------------
                                                        Weighted-
Range of                        Number                  Average          Weighted-         Number          Weighted-
Exercise                    Outstanding at             Remaining         Average       Exercisable at      Average
Prices                        12/31/99              Contractual Life  Exercise Price      12/31/99       Exercise Price
----------------------------------------------------------------------------------------------------------------------------
$0.88 to $26.75                   8.7                   4 years             $19               6.7              $17
$26.19 to $39.56                 17.3                   8 years              33               6.6               34
$39.63 to $70.00                  8.3                   9 years              46               1.7               45
                            -------------                                              --------------
                                 34.3                   7 years              33              15.0               27
                            =============                                              ==============


Note 14:  Employee Benefit Plans

Defined Contribution Plans

FDC and certain of its subsidiaries maintain defined contribution savings plans covering virtually all of the Company's full-time employees. The plans provide tax deferred amounts for each participant, consisting of employee elective contributions and additional matching and discretionary Company contributions. In addition, the Company provides a supplemental savings plan for certain highly compensated employees. The plan provides tax deferred contributions, matching and the restoration of Company contributions under the defined contribution plans otherwise limited by the IRS. The aggregate amounts charged to expense in connection with these plans were $49.4 million in 1999, $45.6 million in 1998 and $39.3 million in 1997.

Defined Benefit Plans

The acquisition of Western Union in 1994 included the assumption of $304 million of underfunded obligations related to a suspended defined benefit pension plan. Benefit accruals under this plan were suspended in 1988. The Company reduced these underfunded obligations by contributing $35.0 million in cash to the Western Union Plan during 1997 and $199.0 million in 1995.

The Company has three other defined benefit pension plans covering certain full-time employees in the U.S. and a separate plan covering certain employees located in the United Kingdom. New employees do not participate in the other U.S. Plans due to a past restructuring of benefit plans which allowed only existing participants to accrue benefits. Benefits

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

under the largest of the other U.S. plans were frozen as of December 31, 1997, resulting in the recognition of a $12.2 million curtailment gain. As a result, participants of this plan were given enhanced benefits under the defined contribution plan. The cost of retirement benefits for eligible employees, measured by length of service, compensation and other factors, is being funded through trusts established under the plans in accordance with laws and regulations of the respective countries. Plan assets consist of cash and a variety of investments in equity (U.S. and foreign) and fixed income securities.

The following table provides a reconciliation of the changes in the plans' benefit obligation and fair value of assets over the two-year period ending December 31, 1999 and a statement of the funded status as of December 31 for both years:

          December 31,                                                           1999            1998
          -----------------------------------------------------------------------------------------------
          (in millions)
          Change in benefit obligation
                  Benefit obligation at January 1,                             $912.8         $ 852.4
                  Service costs                                                   8.7             8.0
                  Interest costs                                                 55.0            56.4
                  Actuarial (gain) loss                                         (52.0)           60.1
                  Benefits paid                                                 (73.1)          (63.8)
                  Foreign currency translation                                   (6.3)           (0.7)
                  Other                                                           0.7             0.4
                                                                          -------------------------------
                  Benefit obligation at December 31,                            845.8           912.8

          Change in plan assets
                  Fair value of plan assets at January 1,                       781.7           826.9
                  Actual return on plan assets                                  116.4            12.7
                  Company contributions                                           6.9             6.3
                  Plan participant contributions                                  0.6             0.4
                  Benefits paid                                                 (73.1)          (63.8)
                  Foreign currency translation                                   (6.9)           (0.8)
                                                                          -------------------------------
                  Fair value of plan assets at December 31,                     825.6           781.7
                                                                          -------------------------------
                  Funded status of the plan                                     (20.2)         (131.1)
                  Unrecognized amounts, principally net (gain) loss             (22.9)           78.8
                                                                          -------------------------------
                  Total recognized                                             $(43.1)        $ (52.3)
                                                                          ===============================

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides the amounts recognized in the statement of financial position:

          December 31                                                               1999                     1998
          -------------------------------------------------------------------------------------------------------------
          (in millions)
          Prepaid benefit                                                          $  2.4                    $   4.0
          Accrued benefit liability                                                 (52.2)                    (131.1)
          Accumulated other comprehensive income                                      6.7                       74.8
                                                                               -----------------------------------------
          Net amount recognized                                                    $(43.1)                   $ (52.3)
                                                                               =========================================

The benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets, were $656.1 and $605.3 million as of December 31, 1999 and $721.1 and $585.4 million as of December 31, 1998, respectively.

The following table provides the components of net periodic benefit cost for the plans:

          Year-ended December 31,                                                       1999             1998             1997
          -------------------------------------------------------------------------------------------------------------------------
          (in millions)
          Service costs                                                                $  8.7           $  8.0           $ 10.8
          Interest costs                                                                 55.0             56.4             59.6
          Expected return on plan assets                                                (68.5)           (71.2)           (64.5)
          Amortization                                                                    1.4              1.0               --
                                                                                    -----------------------------------------------
          Net periodic benefit cost (income)                                             (3.4)            (5.8)             5.9
          Curtailment (gain)                                                               --               --            (12.2)
          Settlement loss                                                                 1.0               --               --
                                                                                    -----------------------------------------------
          Net periodic benefit income after curtailment                                $ (2.4)          $ (5.8)          $ (6.3)
                                                                                    ===============================================


The weighted average rate assumptions used in the measurement of the Company's benefit obligation are shown as follows:

                                                                                       1999               1998
                                                                               -------------------------------------
         Discount Rate                                                                6.81%               6.27%
         Expected return on plan assets                                               8.70%               8.76%
         Rate of compensation increase                                                4.00%               4.00%

Pension plan assets include 8,300 shares of FDC stock as of December 31, 1999 and 1998 with fair market values of $409,294 and $264,562, respectively.

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

Note 15:  Segment Information

Operating segments are defined by Statement of Financial Accounting Standards No. 131 - "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131") as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. FDC's chief operating decision-making group is the Executive Committee, which consists of the Chairman of the Board and Chief Executive Officer, the President and Chief Operating Officer, the Executive Vice Presidents and certain key management. The operating segments are reviewed separately because each operating segment represents a strategic business unit that generally offers different products and serves different markets.

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

First Data Corporation classifies its businesses into three fundamental segments: payment instruments, card issuer services and merchant processing services. Payment instruments is the leading provider of nonbank money transfer and payment services to consumers and commercial entities, including money transfer, official check and money order. Card issuer services provides a comprehensive line of processing and related services to financial institutions issuing credit and debit cards and to issuers of oil and private label credit cards, including information-based products for enhanced decision making and marketing. Merchant processing services provides merchant credit and debit card transaction processing services, including authorization, transaction capture, settlement and Internet-based transaction processing. Merchant services also include check verification and guarantee and check and other collection services. The "all other and corporate" category includes a leader in developing in-store branch banking programs in supermarkets and other retail superstores, an external provider of operator and customer support services, a provider of consumer and business solutions in the areas of risk and fraud management and information verification and corporate operations.

The accounting policies of the operating segments are generally the same as those described in the summary of significant accounting policies. Corporate overhead is allocated to the segments based on a percentage of the segment's revenues. Gains or losses arising from business divestitures, restructuring and loss contract provisions, significant litigation, asset impairment charges, interest expense and income taxes are not allocated to the segments for internal evaluation purposes. Revenues and operating profit of the payment instruments segment are stated on a tax-equivalent basis (i.e., as if investment earnings on settlement assets, which are substantially all nontaxable, were fully taxable at FDC's marginal tax rate). Intersegment sales and transfers are not material to any reported segment. Revenues are attributed to geographic areas based on the location of the unit processing the underlying transactions. No individual foreign country accounted for more than 10% of consolidated revenues in any period presented. SFAS 131 requires disclosure of investments in and equity in earnings of unconsolidated affiliated companies; however, such information, in isolation, is generally not considered by the Executive Committee to be relevant in evaluating segment performance.

As stated in Note 2, the Company sold its Donnelley Marketing and Investor Services Group business units. To appropriately reflect these divestitures, segment information has been restated to represent the move of Donnelley Marketing and Investor Services Group to "divested or to be divested" from the "card issuer services" and "all other and corporate" segment, respectively. Additionally, other small information businesses were moved to "all other and corporate" from the card issuer services segment to reflect the current management reporting relationships.

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in Millions)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                        Merchant
                                                      Payment        Card Issuer       Processing      All Other and
Year Ended December 31, 1999                        Instruments       Services          Services         Corporate      Totals
----------------------------------------------------------------------------------------------------------------------------------
Revenues                                             $ 2,023.7        $1,383.0          $1,547.7            $348.8      $ 5,303.2
Depreciation and amortization                            111.4           246.9             198.9              18.9          576.1
Operating profit                                         596.3           242.0             407.7              69.8        1,315.8
Segment assets                                        11,096.1         1,554.1           3,379.4             975.1       17,004.7
Expenditures for long-lived assets                       105.1           217.5             533.4              29.3          885.3
Equity in earnings of unconsolidated affiliates           (6.8)             --             126.1              (8.5)         110.8
Investment in unconsolidated affiliates                    7.1              --             884.2                --          891.3

                                                                                        Merchant
                                                      Payment        Card Issuer       Processing      All Other and
Year Ended December 31, 1998                        Instruments       Services          Services         Corporate      Totals
----------------------------------------------------------------------------------------------------------------------------------
Revenues                                             $ 1,696.6         $1,260.2         $1,394.2            $336.1      $ 4,687.1
Depreciation and amortization                             94.8            228.3            188.4              20.3          531.8
Operating profit                                         506.8            231.9            329.1             115.6        1,183.4
Segment assets                                        10,875.3          1,537.5          3,153.8             330.7       15,897.3
Expenditures for long-lived assets                        96.1            371.6            179.9              46.4          694.0
Equity in earnings of unconsolidated affiliates          (22.5)              --             70.3               6.5           54.3
Investment in unconsolidated affiliates                   14.7               --            311.7              13.6          340.0

                                                                                        Merchant
                                                      Payment        Card Issuer       Processing      All Other and
Year Ended December 31, 1997                        Instruments       Services          Services         Corporate      Totals
----------------------------------------------------------------------------------------------------------------------------------
Revenues                                             $ 1,406.1         $1,152.3         $1,392.6            $354.4      $ 4,305.4
Depreciation and amortization                             87.9            185.3            154.0              18.8          446.0
Operating profit                                         422.9            206.2            390.0             140.8        1,159.9
Segment assets                                         9,095.9          1,651.5          3,174.1             351.8       14,273.3
Expenditures for long-lived assets                       125.5            475.8            211.1              41.0          853.4
Equity in earnings of unconsolidated affiliates           (0.4)              --             54.0              17.2           70.8
Investment in unconsolidated affiliates                   14.4               --            180.7               9.1          204.2

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of reportable segment amounts to the Company's consolidated balances is as follows (in millions):

                                                                                               1999         1998          1997
      -----------------------------------------------------------------------------------------------------------------------------
      Revenues:
           Total reported segments                                                          $ 4,954.4      $ 4,351.0      $ 3,951.0
           All other and corporate                                                              348.8          336.1          354.4
           Divested or to be divested                                                           394.5          554.2        1,027.6
           Eliminations*                                                                       (157.9)        (123.7)         (98.5)
     -------------------------------------------------------------------------------------------------------------------------------
           Consolidated                                                                     $ 5,539.8      $ 5,117.6      $ 5,234.5
     ===============================================================================================================================

     Income before income taxes:
           Total reported segments                                                          $ 1,246.0       $ 1,067.8     $ 1,019.1
           All other and corporate                                                               69.8           115.6         140.8
           Corporate interest expense                                                          (103.8)         (104.1)       (116.5)
           Divested or to be divested                                                            55.5            75.4         130.8
           Restructuring, business divestitures, litigation,
               impairment and provision for
               loss on contract, net                                                            715.8          (319.1)       (369.3)
           Eliminations*                                                                       (157.9)         (123.7)        (98.5)
     -------------------------------------------------------------------------------------------------------------------------------
           Consolidated                                                                     $ 1,825.4       $   711.9     $   706.4
     ===============================================================================================================================


     Assets:
           Total reported segments                                                          $16,029.6       $15,566.6     $13,921.5
           All other and corporate                                                              975.1           330.7         351.8
           Divested or to be divested                                                             0.1           689.7       1,041.9
     -------------------------------------------------------------------------------------------------------------------------------
           Consolidated                                                                     $17,004.8       $16,587.0     $15,315.2
     ===============================================================================================================================

     Depreciation and amortization:
           Total reported segments                                                          $   557.2       $   511.5     $   427.2
           All other and corporate                                                               18.9            20.3          18.8
           Divested or to be divested                                                            41.7            59.3          88.2
     -------------------------------------------------------------------------------------------------------------------------------
           Consolidated                                                                     $   617.8       $   591.1     $   534.2
     ===============================================================================================================================

     Expenditures for long-lived assets:
           Total reported segments                                                          $   856.0       $   647.6     $   812.4
           All other and corporate                                                               29.3            46.4          41.0
           Divested or to be divested                                                            24.8            50.0         130.3
     -------------------------------------------------------------------------------------------------------------------------------
           Consolidated                                                                     $   910.1       $   744.0     $   983.7
     ===============================================================================================================================

-----------
*Represents elimination of adjustment to record payment instruments revenues on a pre-tax equivalent basis.

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Information concerning principal geographic areas was as follows (in millions):


                                   United States        Rest of World            Total
                              ---------------------------------------------------------------
Revenues
     1999                            $5,251.5                $288.3               $5,539.8
     1998                             4,850.2                 267.4                5,117.6
     1997                             4,999.9                 234.6                5,234.5

Long-Lived Assets
     1999                            $3,865.6                $327.5                $4,193.1
     1998                             4,419.3                 355.0                 4,774.3
     1997                             4,586.3                 390.7                 4,977.0

"Rest of World" represents businesses of significance which have local currency as their functional currency.

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16:  Quarterly Financial Results (Unaudited)

Summarized quarterly results for the two years ended December 31, 1999 are as follows (in millions, except per share amounts):

                                                First                   Second                   Third              Fourth
                                              ---------                --------                 --------           ---------
1999 by Quarter:
Revenues (a)                                  $1,269.6                 $1,397.9                 $1,400.2            $1,472.1
Restructuring, business divestitures,
     litigation and impairments, net (b)           --                      34.9                      6.1              (756.8)
Other expenses                                 1,068.1                  1,131.2                  1,108.7             1,122.2
                                          ---------------------------------------------------------------------------------------
Income before income taxes                       201.5                    231.8                    285.4             1,106.7
Income tax expense                                60.5                     38.5                     78.3               448.4
                                          ---------------------------------------------------------------------------------------
Net income                                    $  141.0                 $  193.3                 $  207.1            $  658.3
                                          =======================================================================================
Basic earnings per common share               $   0.32                 $   0.45                 $   0.49            $   1.57

Diluted earnings per common share             $   0.32                 $   0.44                 $   0.48            $   1.55

1998 By Quarter:
Revenues                                      $1,209.5 (d)             $1,277.1 (d)             $1,282.1            $1,348.9
Restructuring, business divestitures,
     impairments and provision for
     loss on contract, net (c)                     0.4                    163.7                       --               155.0
Other expenses                                 1,014.1 (d)              1,030.7 (d)              1,006.2             1,035.6
                                          ---------------------------------------------------------------------------------------
Income before income taxes                       195.0                     82.7                    275.9               158.3
Income tax expense                                64.3                     37.3                     88.7                55.9
                                          ---------------------------------------------------------------------------------------
Net income                                    $  130.7                 $   45.4                 $  187.2            $  102.4
                                          =======================================================================================

Basic earnings per common share               $   0.29                 $   0.10                 $   0.42            $   0.24

Diluted earnings per common share             $   0.29                 $   0.10                 $   0.42            $   0.23

----------

(a) Includes a $19.8 million gain recognized in the fourth quarter upon the merger exchange of Excite@Home stock for iMall stock, in which FDC held an 11% ownership interest. The after tax effect of this gain was $12.2 million ($0.03 per share)

(b) Results for 1999 include fourth quarter benefits resulting from the sale of Investor Services Group in the amount of $744.6 million and a $14.2 million reversal of restructuring, merger and divestiture accruals; a third quarter reversal of a $7.4 million merger accrual related to the 1995 merger of FDC and First Financial Management Corp.; and a second quarter gain resulting from the sale of Innovis in the amount of $24.5 million and a $4.5 million gain from the divestiture of EBP Life. These gains were slightly offset by a fourth quarter addition to the Western Union litigation settlement accrual in the amount of $2 million; a third quarter joint venture termination loss in the amount of $13.5 million; and a second quarter loss on the sale of Donnelley of $29.8 million and settlement of Western Union litigation of $34.1 million. The after tax effect of these items was $417.6 million ($0.96 per share).

(c) Results for 1998 include fourth quarter costs relating to the closure of Innovis (formerly Consumer Credit Associates) and other restructuring charges totaling $179.4 million, a second quarter net loss resulting from the termination of a card processing agreement in the amount of $125.2 million and a $38.5 million write-off of related capitalized platform development costs; and $28.9 million of first quarter restructuring charges. These charges were slightly offset by a fourth quarter gain on the disposition of VIPS and the resolution of matters from prior divestitures totaling $24.4 million and a first quarter $28.5 million gain on the sale of NTS. The after tax effect of these items was $231.5 million or $0.52 per share.

(d) The assets of First Data Financial Services ("FDFS") was contributed to a joint venture in July 1998. Revenues and expenses have been restated to reflect FDFS under the equity method of accounting.

                SCHEDULE II - Valuation and Qualifying Accounts
                             (dollars in millions)

                                                                      Additions
                                                         ------------------------------------
                                           Balance at         Charged          Charged to                        Balance at
                                           Beginning          to Costs            other                            End of
Description                                of Period        and Expenses        accounts        Deductions         Period
-----------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1999
     Deducted from Receivables               $27.9             $32.0             $0.3              $28.9 (b)          $31.3
Year Ended December 31, 1998
     Deducted from Receivables                29.1              27.4              0.8 (a)           29.4 (b)           27.9
Year Ended December 31, 1997
     Deducted from Receivables                25.2              18.9              5.3 (a)           20.3 (b)           29.1


----------

(a) Primarily due to acquisitions.

(b) Amounts related to business divestitures and write-offs against assets.