Form 10-Q
period 2000-03-31
FIRST DATA CORP
filed 2000-05-10
CIK 883980

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended   March 31, 2000
                                      --------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _________________ to _________________

     Commission file number 1-11073
                            -------

                            FIRST DATA CORPORATION
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               DELAWARE                                47-0731996
     -------------------------------              --------------------
     (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)               Identification No.)


   5660 NEW NORTHSIDE DRIVE, SUITE 1400, ATLANTA, GA          30328-5800
-------------------------------------------------------------------------------
       (Address of principal executive offices)               (Zip Code)

   Registrant's telephone number, including area code  (770) 857-0001
                                                       --------------


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X    No
                                              ------     ------

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                Number of Shares
           Title of each class             Outstanding at May 3, 2000
      ------------------------------       --------------------------
      (Common stock, $.01 par value)               412,269,663

                             FIRST DATA CORPORATION

                                     INDEX
                                     -----


                                                               PAGE
PART I  FINANCIAL INFORMATION                                 NUMBER
                                                              ------

Item 1.   Financial Statements:

          Consolidated Statements of Income for the three
          months ended March 31, 2000 and 1999.................  3

          Consolidated Balance Sheets at March 31, 2000 and
          December 31, 1999....................................  4

          Consolidated Statements of Cash Flows for the three
          months ended March 31, 2000 and 1999.................  5

          Notes to Consolidated Financial Statements...........  6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations..................  12

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk..........................................  17

PART II OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.....................  19

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                             FIRST DATA CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                    (In millions, except per share amounts)
                                  (Unaudited)

                                              Three months ended March 31,
                                              ----------------------------
                                                     2000         1999
                                                  --------     --------
REVENUES
Service revenues                                  $1,290.7     $1,251.4
Product sales and other                               27.1         18.2
                                                  --------     --------
                                                   1,317.8      1,269.6
                                                  --------     --------
EXPENSES
Operating                                            848.5        846.5
Selling, general & administrative                    209.8        197.4
Restructuring and business divestitures, net           9.5          ---
Interest                                              20.4         24.2
                                                  --------     --------
                                                   1,088.2      1,068.1
                                                  --------     --------

Income before income taxes                           229.6        201.5
Income taxes                                          64.6         60.5
                                                  --------     --------
Net income                                        $  165.0     $  141.0
                                                  ========     ========

Earnings per share - basic                        $   0.40     $   0.32
Earnings per share - diluted                      $   0.39     $   0.32
                                                  ========     ========

Weighted average shares outstanding:
     Basic                                           416.6        434.4
     Diluted                                         423.4        441.1


See notes to consolidated financial statements.

                             FIRST DATA CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (In millions)
                                  (Unaudited)

                                                      March 31,    December 31,
                                                        2000          1999
                                                     ---------     -----------
   ASSETS
Cash and cash equivalents                            $   403.0      $ 1,044.0
Settlement assets                                      8,855.9        9,585.6
Accounts receivable, net of allowance for doubtful
 accounts of $29.3 (2000) and $31.3 (1999)               760.6          908.5
Property and equipment, net                              694.2          710.6
Goodwill, less accumulated amortization of $578.6
 (2000) and $560.1 (1999)                              2,444.5        2,480.2
Other intangibles, less accumulated amortization of
 $672.8 (2000) and $664.9 (1999)                         954.1        1,002.3
Investment in affiliates                                 931.1          891.3
Other assets                                             341.7          382.3
                                                     ---------      ---------
                                                     $15,385.1      $17,004.8
                                                     =========      =========

   LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Settlement obligations                              $ 8,958.2      $ 9,694.6
 Accounts payable and other liabilities                1,463.6        1,824.4
 Borrowings                                            1,171.8        1,578.1
                                                     ---------      ---------
 Total Liabilities                                    11,593.6       13,097.1
                                                     ---------      ---------

Commitments and contingencies

Stockholders' Equity:
 Common Stock, $.01 par value; authorized 600.0
  shares, issued 448.9 shares (2000 and 1999)              4.5            4.5
 Additional paid-in capital                            2,198.3        2,180.7
                                                     ---------      ---------
 Paid-in capital                                       2,202.8        2,185.2
 Retained earnings                                     3,079.4        2,964.1
 Accumulated other comprehensive income                  (99.8)         (87.7)
 Less treasury stock at cost, 36.2 shares
  (2000) and 31.0 shares (1999)                       (1,390.9)      (1,153.9)
                                                     ---------      ---------
 Total Stockholders' Equity                            3,791.5        3,907.7
                                                     ---------      ---------
                                                     $15,385.1      $17,004.8
                                                     =========      =========

See notes to consolidated financial statements.

                             FIRST DATA CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In millions)
                                  (Unaudited)

                                                                                      Three Months Ended March 31,
                                                                                      ---------------------------
                                                                                           2000         1999
                                                                                         --------      -------

Cash and cash equivalents at beginning of period                                         $1,044.0      $ 459.5
                                                                                         --------      -------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                                 165.0        141.0
 Adjustments to reconcile to net cash provided by operating
  activities:
  Depreciation and amortization                                                             147.1        144.9
  Non-operating and non-cash portion of restructuring and
   business divestitures, net                                                                 9.5          ---
  Other noncash items, net                                                                  (27.9)         6.5
  Increase (decrease) in cash, excluding the effects of
   acquisitions and dispositions, resulting from changes in:
     Accounts receivable                                                                    189.4         85.1
     Other assets                                                                            34.7        (72.9)
     Accounts payable and other liabilities                                                (128.1)        38.5
     Income tax accounts                                                                   (273.2)        (1.0)
                                                                                         --------      -------
      Net cash provided by operating activities                                             116.5        342.1
                                                                                         --------      -------

CASH FLOWS FROM INVESTING ACTIVITIES
   Current year acquisitions, net of cash acquired                                          (10.2)        (4.2)
   Payments related to other businesses previously acquired                                 (29.6)       (30.6)
   Proceeds from dispositions, net of expenses paid                                          30.5          ---
   Additions to property and equipment, net                                                 (44.5)       (39.5)
   Payments to secure customer service contracts, including
    outlays for conversion, and capitalized systems
    development costs                                                                       (31.2)       (58.7)
   Other investing activities                                                                21.7         (7.8)
                                                                                         --------      -------
    Net cash used in investing activities                                                   (63.3)      (140.8)
                                                                                         --------      -------

CASH FLOWS FROM FINANCING ACTIVITIES
 Short-term borrowings, net                                                                (408.2)      (163.6)
 Borrowings on long-term debt                                                                 ---         98.9
 Proceeds from issuance of common stock                                                      75.2         52.9
 Purchase of treasury shares                                                               (352.8)      (170.9)
 Cash dividends                                                                              (8.4)        (8.8)
                                                                                         --------      -------
  Net cash used for financing activities                                                   (694.2)      (191.5)
                                                                                         --------      -------

Change in cash and cash equivalents                                                        (641.0)         9.8
                                                                                         --------      -------
Cash and cash equivalents at end of period                                               $  403.0      $ 469.3
                                                                                         ========      =======

See notes to consolidated financial statements.

                             FIRST DATA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. The accompanying consolidated financial statements of First Data Corporation ("FDC" or the "Company") should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1999. Significant accounting policies disclosed therein have not changed.

   The accompanying consolidated financial statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial position of the Company at March 31, 2000 and the consolidated results of its operations and cash flows for the three months ended March 31, 2000 and 1999. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

   FDC recognizes revenues from its information processing services as such services are performed, recording revenues net of certain costs not controlled by the Company (primarily interchange fees and assessments charged by credit card associations of $343.2 million and $391.3 million for the three months ended March 31, 2000 and 1999, respectively).

2. In January 2000, the Company completed the sale of its Hogan Information Services business unit to Dolan Media Company for cash proceeds of $30.5 million. As a result of this transaction, a pre-tax gain of $3.2 million was recognized in the first quarter of 2000.

   In February 2000, FDC and its partners signed a definitive agreement to sell their interests in Transpoint, LLC to Checkfree Holdings Corporation ("Checkfree"). FDC will receive consideration of 6.6 million shares of Checkfree stock and is expected to recognize a gain upon consummation of the transaction. Additionally, First Data will provide at least $60 million in revenue and/or cost savings to CheckFree. Immediately prior to closing the transaction, the Company will contribute approximately $43 million to TransPoint, which will be transferred to CheckFree at closing. The merger is expected to occur in the second or third quarter.

3. During the three months ended March 31, 2000, the Company recorded restructuring charges of $12.7 million; $1.1 million related to payment instruments, $9.0 million related to card issuer services, $0.3 million related to merchant processing services and $2.3 million related to all other and corporate. All charges represent severance accruals for approximately 700 employees resulting from the downsizing and relocation of various departments. Savings realized through the remainder of the year from this reorganization are expected to approximate the amount of the restructuring charge.

                             FIRST DATA CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


   The following table summarizes the Company's utilization of restructuring accruals for the three months ended March 31, 2000 (in millions):

                                                         Employee       Facility
                                                         Severance      Closure
                                                         ---------      --------

          Remaining Accrual at December 31, 1999           $ 1.0          $3.9
          Current Period Expense Provision                  12.7           ---
          Cash Payments and Other (a)                       (2.9)           .1
                                                           -----          ----
          Remaining Accrual at March 31, 2000              $10.8          $4.0
                                                           =====          ====

      (a) Other includes net sub-lease income on facilities which will fund a lease buyout.

4. Operating results include the Company's proportionate share of income from affiliates, which consist of unconsolidated investments and joint ventures accounted for under the equity method of accounting. The most significant of these affiliates are related to the Company's merchant alliance program.

    A merchant bank alliance is a joint venture between FDC and a financial institution that combines the expertise of the Company with the visibility and distribution of the bank. The joint ventures sell processing services to merchants. At March 31, 2000, there were eight such joint ventures accounted for under the equity method of accounting.

    A summary of financial information for the merchant alliances and other affiliates accounted for under the equity method of accounting is as follows (in millions):

                                    March 31, 2000      December 31, 1999
                                    --------------      -----------------

    Total Assets                      $2,723.9               $2,475.3
    Total Liabilities                  1,730.5                1,599.2

                                          Three months ended March 31,
                                    -------------------------------------
                                        2000                     1999
                                    ----------               ------------

    Net Operating Revenues            $  344.3               $  354.7
    Operating Expenses                   254.2                  315.5
    Operating Income                      89.7                   38.8
    Net Income                            86.6                   37.3
    FDC Share of Net Income               47.2                   16.6


    Amounts presented herein do not include amortization of $15.1 million and $5.6 million for the three months ended March 31, 2000 and 1999, respectively, related to the excess of FDC's investment over its proportionate interest in the net assets of the joint venture. This difference, which amounted to $688.4 and $635.0 million at March 31, 2000 and December 31, 1999, respectively, is amortized over the estimated useful lives of the underlying intangible assets.

5. The Company's commercial paper borrowings at March 31, 2000 were $100 million. The Company's commercial paper program is supported by a $1 billion revolving credit facility. Pursuant to a 1998 agreement, $175 million of the facility has been designated to be used solely for the purpose of meeting

                             FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


    certain of the Company's settlement obligations, if necessary. At March 31, 2000, the Company also had $525 million available under shelf registrations providing for the issuance of debt and equity securities and $200 million available under its uncommitted bank lines.

6. Earnings per common share amounts are computed by dividing net income amounts by weighted average common and common equivalent shares (when dilutive) outstanding during the period.

    Amounts utilized in per share computations are as follows (in millions):


                                            Three months ended March 31,
                                            ----------------------------
                                                2000            1999
                                               -----           -----
      Weighted average shares outstanding:
       Basic weighted average shares           416.6           434.4
       Stock options                             6.5             6.5
       Restricted stock awards                   0.3             0.2
                                               -----           -----
                                               423.4           441.1
                                               =====           =====

    Diluted earnings per common share was calculated based on weighted-average shares outstanding including the dilutive impact of common stock equivalents which consist of outstanding stock options and restricted stock awards.

7.  The components of comprehensive income are as follows (in millions):

                                            Three months ended March 31,
                                            ----------------------------
                                               2000            1999
                                              ------          ------

      Net income                              $165.0          $141.0
      Foreign exchange effect                   (9.6)          (11.5)
      Unrealized loss on securities             (2.5)           (9.7)
                                              ------          ------
      Total comprehensive income              $152.9          $119.8
                                              ======          ======

8. First Data Corporation classifies its businesses into three principal segments: payment instruments, card issuer services and merchant processing services. See the Company's 1999 Annual Report on Form 10-K for a detailed description of each segment and the accounting policies of the operating segments.

    As stated in the Company's 1999 Annual Report on Form 10-K, the Company sold its Donnelley Marketing and Investor Services Group business units in 1999. To appropriately reflect those divestitures, segment information has been restated to represent the move of Donnelley Marketing and Investor Services Group to "divested or to be divested" from the "card issuer services" and "all other and corporate" segment, respectively. Additionally, other small business units were moved to "all other and corporate" from the "card issuer services" segment to reflect the current management reporting relationships.

                             FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

  The following table presents the Company's operating segment results for the three months ended March 31, 2000 and 1999 (in millions):

                                                Three months ended March 31,
                                           ------------------------------------
                                               2000                    1999
                                           ------------            ------------
Revenues:
---------
 Payment Instruments                        $  550.0                $  459.0
 Card Issuer Services                          356.1                   307.6
 Merchant Processing Services                  371.2                   345.6
 All Other and Corporate                        77.9                    77.7
                                            --------                --------
  Subtotal                                   1,355.2                 1,189.9

 Divested or To Be Divested                      ---                   115.7
 Eliminations (a)                              (37.4)                  (36.0)
                                            --------                --------
  Consolidated                              $1,317.8                $1,269.6
                                            ========                ========

Operating Profit:
-----------------
 Payment Instruments                        $  139.9                $  116.6
 Card Issuer Services                           62.9                    51.8
 Merchant Processing Services                   87.4                    69.5
 All Other and Corporate                         6.7                    10.7
                                            --------                --------
  Subtotal                                     296.9                   248.6

 Divested or To Be Divested                      ---                    13.1
 Corporate Interest Expense                    (20.4)                  (24.2)
 Restructuring and Business
  Divestitures, net                             (9.5)                    ---
 Eliminations (a)                              (37.4)                  (36.0)
                                            --------                --------
  Consolidated                              $  229.6                $  201.5
                                            ========                ========

Depreciation & Amortization:
----------------------------
 Payment Instruments                        $   31.0                $   25.0
 Card Issuer Services                           55.8                    54.5
 Merchant Processing Services                   56.2                    48.1
 All Other and Corporate                         4.1                     4.6
                                            --------                --------
  Subtotal                                     147.1                   132.2

 Divested or To Be Divested                      ---                    12.7
                                            --------                --------
  Consolidated                              $  147.1                $  144.9
                                            ========                ========

(a) Represents elimination of adjustment to record payment instruments revenues on a pre-tax equivalent basis.

                             FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


                                        March 31, 2000   December 31, 1999
                                        --------------   -----------------
Segment Assets (in millions):
Payment Instruments                        $10,472.1          $11,096.1
Card Issuer Services                         1,516.5            1,554.1
Merchant Processing Services                 3,128.2            3,379.4
All Other and Corporate                        268.3              975.1
                                           ---------          ---------
  Subtotal                                  15,385.1           17,004.7
Divested or To Be Divested                       ---                0.1
                                           ---------          ---------
  Consolidated                             $15,385.1          $17,004.8
                                           =========          =========

9. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities at fair value. SFAS 137 "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133 an Amendment of FASB Statement No. 133" was issued in June 1999, which delayed the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. The Company is evaluating the impact of SFAS 133 on the Company's future earnings and financial position, but does not expect it to be material.

    In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the commission. The Company is in the process of reviewing its revenue recognition policies and will adopt the provisions of SAB 101 in the second quarter 2000 effective January 1, 2000; however, the Company does not expect the SAB 101 guidance to have a material impact on its revenue recognition practices.

10. In 1998, a putative class action was filed against, among others, the Company's Western Union Financial Services, Inc. subsidiary in a California state court. The plaintiff claims that Western Union charges an undisclosed "commission" when consumers transmit money to Mexico, in that the exchange rate used in these transactions is less favorable than the exchange rate that Western Union receives when it trades dollars in the international money market. The plaintiff asserts that Western Union violates the law in failing to disclose this "commission" in its advertising and in the transactions. The plaintiff also asserts that Western Union has discriminated against persons who use Western Union to transmit money to Mexico, in that the difference between the market exchange rate and the exchange rate used by Western Union in the Mexico transactions is greater than the difference between the market and Western Union exchange rates when transmitting funds to other countries. The plaintiff seeks, among other things, injunctive relief, imposition of a constructive trust, restitution, compensatory and statutory damages, statutory penalties and punitive damages. In addition, four other class actions based on similar factual allegations were pending in United States District Courts and a Texas state court on December 31, 1999, against, among others, subsidiaries of the Company.

    The parties to some of these actions reached a proposed settlement that the Company believes would also extinguish the claims made in the other actions. Under the proposed settlement, the Company will establish a charitable fund for the advancement of Mexican and Mexican-American causes in the amount of $4 million. Western Union also will issue coupons for discounts on future money transfer transactions to Mexico to its customers who transferred money from the U.S. to Mexico between January 1, 1987 and August 31, 1999. In addition, the Company will issue coupons for discounts on future Western Union transactions to customers who transferred money to Mexico from January 1, 1988 to December 10, 1996 using the MoneyGram service because the MoneyGram service was previously operated by a subsidiary of the Company. The proposed settlement also included reasonable attorneys' fees, expenses and costs.

    On May 12, 1999, the United States District Court for the Northern District of Illinois issued a Preliminary Settlement Order in two of the actions, inter alia, preliminarily approving the proposed settlement. The

                             FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


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

                             FIRST DATA CORPORATION
      Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              -----------------------------------------------------------
                           AND RESULTS OF OPERATIONS
                           -------------------------

Significant Developments

During the first three months of 2000, First Data Corporation ("FDC" or the "Company") continued to emphasize its three principal business segments: payment instruments, card issuer services and merchant processing services. The Company has continued this emphasis to further its overarching strategic objective: to process every electronic transaction worldwide from the point of occurrence to the point of settlement. FDC is keenly focused on improving execution of strategic plans, enhancing sales and marketing activities, identifying operational efficiencies and building on the fundamental strengths of its business.

FDC continues to make strategic investments and develop partnerships with emerging Internet companies that the Company believes will drive electronic payments to FDC. In January 2000, FDC announced it had taken a 16% equity position and entered into a strategic marketing agreement with Yclip.com, a developer of advertising technology for the Internet. Also in January 2000, the Company made an investment in Meetchina.com, a business-to-business e-commerce portal. In March 2000, FDC announced it had taken an equity position and formed a marketing agreement with Coolsavings.com, a provider of online coupons and loyalty programs to registered members.

In the payment instruments segment, growth continues to be fueled by increases in international money transfers (a transfer either sent to or received from an international location). International money transfer revenue increased 48% over 1999's first quarter to $170.9 million for the first quarter of 2000, while transaction growth for first quarter 2000 was 57% over last year's first quarter. Overall, first quarter 2000 money transfer revenue grew 20% over last year's first quarter, while money transfer transaction growth for the first quarter of 2000 was 19% when compared to last year's first quarter.
Development efforts continued on new products and services, including the upcoming launch of the new Western Union.com and a Person-to-Person Internet payment service.

Card issuer services volume trends remained positive in the first three months of 2000 with total accounts on file growing to over 256 million -- up 20% from March 31, 1999. This growth was fueled by the conversion of a record number of accounts in the third quarter of 1999 (approximately 38 million accounts) including the First Chicago bankcard portfolio now owned by BankOne, the First Consumers retail card portfolio (including the Spiegel and Eddie Bauer brands) and First Union. Card issuer services continues to establish its role as the leader in the electronic funds industry. In March 2000, FDC announced it had become the first in the industry to be registered to personalize all VISA financial chip card products.

With respect to the Company's U.K. card processing business ("FDRL"), the Royal Bank of Scotland ("RBS") informed FDRL of its intention to enter into exclusive negotiations with a third party to provide card issuer processing services for RBS and NatWest. FDRL's existing processing agreements with RBS and NatWest expire at the end of July 2001. The Company does not expect this development to have any impact to earnings in 2000.

The merchant processing segment experienced revenue growth in the first quarter of 2000 (7%) compared to the same period in 1999. This growth in revenue is attributable to significant increases in merchant dollar volume processed, which grew 49% in the first quarter of 2000 compared to last year's first quarter. Including the results for Paymentech, Inc. (acquired in July, 1999) and Norwest (contributed to the Wells Fargo alliance in January 2000) comparably for the first quarter in 2000 and 1999, dollar volume growth in 2000 would have been 17%.

Significant actions were taken in the first three months of 2000 as the Company continues to streamline its operations and focus on its three primary lines of business.

                            FIRST DATA CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)


In January 2000, the Company completed the sale of its Hogan Information Services business unit to Dolan Media Company for cash proceeds of $30.5 million. As a result of this transaction, a pre-tax gain of $3.2 million ($1.9 million after tax) was recorded in the first quarter of 2000.

In February 2000, FDC announced the merger of its joint venture, Transpoint, LLC, with Checkfree Holdings Corporation ("Checkfree") to accelerate moving the bill payment and presentment market to the Internet. FDC will receive consideration of 6.6 million shares of Checkfree stock and is expected to recognize a gain upon consummation of the transaction, which is expected to occur in the second or third quarter. Additionally, First Data will provide at least $60 million in revenue and/or cost savings to CheckFree. Immediately prior to closing the transaction, the Company will contribute approximately $43 million to TransPoint, which will be transferred to CheckFree at closing. The merger is expected to occur in the second or third quarter.

During the three months ended March 31, 2000, the Company incurred restructuring charges of $12.7 million ($7.9 million after tax); $1.1 million related to payment instruments, $9.0 million related to card issuer services, $0.3 million related to merchant processing services and $2.3 million related to all other and corporate. All charges represent severance accruals for approximately 700 employees resulting from the downsizing and relocation of various departments. Savings realized through the remainder of the year from this reorganization are expected to approximate the amount of the restructuring charge.

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

Results of Operations

The Company derives revenues in each of its reportable segments based principally on the number of transactions processed, a percentage of dollar volume processed or on a combination thereof. For the three months ended March 31, 2000, total revenues increased 4% to $1.32 billion from $1.27 billion in the prior year quarter. The Company's growth rate from continuing operations in revenues for first quarter 2000 was 14%.

Product sales and other revenues increased 49% from $18.2 million in the first three months of 1999 to $27.1 million in the same period of 2000. This increase is due primarily to an increase in incentive payments earned from one of the Company's merchant alliance partners.

For the three months ended March 31, 2000, operating expenses increased slightly to $848.5 million from $846.5 million in the same period of 1999. This reflects a general increase in operating expense offset by a decline in Year 2000 ("Y2K") readiness expenses, which for the 2000 first quarter approximated $8.3 million as compared to approximately $21 million in 1999's first quarter. This slight increase resulted in a decline in operating expenses as a percent of revenue in the first quarter of 2000 as compared to the 1999 first quarter.

Selling, general and administrative expenses increased 6% to $209.8 million in 2000's first quarter compared to $197.4 million for the same period in 1999. As a percentage of revenue, selling, general and administrative expenses were relatively flat on a quarter to date basis. The dollar increase reflects increased advertising and

                            FIRST DATA CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)



promotion spending, especially in the payment instruments segment, and increased general and administrative costs to support higher overall revenue.

Interest expense decreased 16% to $20.4 million for the first quarter of 2000 from $24.2 million for the first quarter of 1999. The decrease is due principally to overall reductions in debt balances funded primarily with strong cash flow from operations and the proceeds from the sale of Investor Services Group in the fourth quarter of 1999.

FDC's effective tax rate for the first quarter of 2000 was 28.1%, compared with 1999's first quarter rate of 30.0%. Excluding the impact of restructuring and business divestitures, the effective tax rate decreased 1.5 percentage points to 28.5% in the first quarter of 2000 compared to 30.0% in 1999's first quarter. This decrease is primarily due to an increase in the amount of non-taxable interest generated from investments in debt instruments issued by state and local governments and lower nondeductible goodwill.

Net income of $165.0 million for the three months ended March 31, 2000 was up from $141.0 million in the comparable period of 1999. Excluding restructuring and business divestitures, net income for the three months ended March 31, 2000 of $171.0 million increased approximately 21% over 1999's first quarter net income of $141.0 million. These increases were primarily the result of margin improvements in the combined core businesses, driven primarily by strong volume trends and the impact of significant cost reduction initiatives. Diluted earnings per share ("EPS") increased 22% to $0.39 for the first three months of 2000. Excluding the impact of restructuring and business divestitures, diluted EPS increased 25% to $0.40 in the first three months of 2000.

Payment Instruments

Total revenues in the payment instruments segment increased by 20% (on a tax-equivalent basis) to $550.0 million in the first quarter of 2000, as compared to $459.0 million in the same period of 1999. This increase reflects continuing strong underlying volume increases in total worldwide money transfer transactions. Total money transfer revenue increased 20% to $429.2 million in the first quarter of 2000 compared to the same quarter in 1999, driven by aggregate money transfer transaction growth of 19% (to 20.8 million). At March 31, 2000, the agent base had grown 47% as compared to a year ago, with nearly 86,000 agents in 178 countries and territories. The dramatic growth in agent locations is due in part to the addition of 11,000 locations for Postbank of Germany in the second quarter of 1999.

Operating profits for the first quarter of 2000 grew 20% over last year's first quarter, from $116.6 million to $139.9 million. Established product lines continue to gain operating leverage through cost efficiencies. The improvement also was the result of price increases in certain markets and, to a lesser extent, a decline in Y2K readiness expenses, offset by lower volumes and price declines in the Mexican markets and investment in new businesses and products.

Card Issuer Services

Total revenues in the card issuer services segment grew 16% for the first quarter of 2000 to $356.1 million as compared to $307.6 million for 1999's first quarter. Growth in underlying volumes continued to be strong and increases in accounts on file for 2000 was significant as compared to the first quarter of 1999. Card accounts on file as of March 31, 2000 were over 256 million (a 20% increase from March 31, 1999) with domestic card accounts growing to 228 million (21% growth) and international card accounts growing to 28 million (8% growth). Revenues continue to grow more slowly than accounts on file due to an increased proportion of

                            FIRST DATA CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)


accounts processed for large issuers with lower than average prices and growth in debit and retail card accounts on file which generate lower revenue per account. Consolidation among financial institutions has led to an increasingly concentrated client base, which results in a changing client mix towards larger, highly sophisticated customers. The effects of pricing, client mix and product mix of providing services to this increasingly concentrated industry will most likely continue to cause revenues to grow more slowly than accounts on file.

Operating profit for the card issuer services segment increased 21% to $62.9 million in 2000's first quarter from $51.8 million in 1999. Improved performance was driven by strong volume trends combined with a decline in Y2K readiness expenses, which was partially offset by increased non-capitalizable systems investments.

Merchant Processing Services

Revenues in the merchant processing services segment grew 7% to $371.2 million for the first quarter of 2000 compared to $345.6 million for first quarter 1999. Total merchant dollar volume grew 49% (17% adjusted for Paymentech and Norwest) over the first quarter of 1999 to $94.1 billion in 2000. Revenue growth was driven by growth in the dollar volume processed. Note that revenues grew more slowly than dollar volume processed because the increased dollar volume also includes volume of the Company's alliances, which are generally accounted for under the equity method of accounting. If all bank alliances were consolidated and if Paymentech (acquired in July 1999) and Norwest (contributed to the Wells Fargo alliance in January 2000) were owned during the first three months of 1999 also, on a proforma basis, merchant processing service segment revenue would have increased 13% from 1999 to 2000.

Operating profits increased 26% to $87.4 million for the first quarter of 2000 from $69.5 million for the 1999 first quarter. This improvement is reflective of strong volume, the impact of significant cost reduction initiatives and, to a lesser extent, a decline in Y2K readiness expenses.

Key elements of FDC's strategy in the merchant processing services segment involve its joint venture alliances with its bank partners and implementation of Internet commerce initiatives. Each joint venture alliance requires successful management of the relationship between the Company and the bank partner in that alliance. Moreover, the alliance strategy could be affected by further consolidation among financial institutions. Internet commerce presents a growth opportunity for the merchant processing services segment. While Internet commerce currently accounts for a small portion of the segment's transactions, it is growing rapidly. However, Internet commerce is still evolving industry-wide, and its ultimate impact on merchant processors and acquirers is uncertain.

All Other and Corporate

Revenues from these operations increased slightly to $77.9 million for the first quarter of 2000 from $77.7 million in first quarter 1999. Stronger revenue at First Data Solutions and TeleServices helped to offset a revenue decline at Call Interactive.

Operating profits declined 37% in the first quarter of 2000, from $10.7 million in the first quarter of 1999 to $6.7 million in 2000. The decline was due primarily to lower volumes at Call Interactive and increased e-Commerce investments.

                            FIRST DATA CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

Restructuring and Business Divestitures

During the three months ended March 31, 2000, the Company incurred restructuring charges of $12.7 million ($7.9 million after tax); $1.1 million related to payment instruments, $9.0 million related to card issuer services, $0.3 million related to merchant processing services and $2.3 million related to all other and corporate. All charges represent severance accruals for approximately 700 employees resulting from the downsizing and relocation of various departments. Savings realized through the remainder of the year from this reorganization are expected to approximate the amount of the restructuring charge.

In January 2000, the Company completed the sale of its Hogan Information Services business unit to Dolan Media Company for cash proceeds of $30.5 million. As a result of this transaction, a pre-tax gain of $3.2 million ($1.9 million after tax) was recorded in the first quarter of 2000.

Capital Resources and Liquidity

FDC maintained a strong financial position in the first quarter of 2000. Cash and cash equivalents were $403.0 million at March 31, 2000 compared to $1,044.0 million at December 31, 1999. Cash and cash equivalents at December 31, 1999 included a significant amount of liquidity on hand in preparation for any potential Y2K related funding needs. These funds were utilized in the first quarter of 2000 to pay down borrowings and taxes related to the sale of Investor Services Group in the fourth quarter of 1999. FDC utilized cash flows from operating activities to reinvest in its existing businesses, contribute to the financing of business expansion, pay down short term borrowings and fund treasury stock purchases.

Operating activities generated cash of $116.5 million for the three months ended March 31, 2000 compared to $342.1 million for 1999's first quarter. This decrease is primarily due to the first quarter 2000 tax payments associated with the fourth quarter 1999 sale of Investor Services Group offset somewhat by the net source of cash resulting from changes in working capital.

FDC reinvests cash in its existing businesses principally to expand its processing capabilities through property and equipment additions, to establish customer-processing relationships through contract payments and costs for conversion and to acquire or develop software for use in its operations. Capitalized amounts of these cash outlays decreased to $75.7 million for the first three months of 2000 as compared to $98.2 million for the first three months of 1999.

Overall, FDC's operating cash flow for the three months ended March 31, 2000 exceeded its investing activities associated with additions to property and equipment and capitalized contract and systems development costs by $40.8 million. These cash sources contributed to funds utilized for short term borrowing repayments and treasury stock purchases.

In the first three months of 2000, the Company had net cash outlays of $10.2 million for acquisitions (as compared to $4.2 million in 1999). The Company also paid $29.6 million relating to businesses previously acquired, compared to $30.6 million in the first quarter of 1999.

The Company's net use of cash for financing activities was due to debt reduction, share repurchases under the Company's $750 million share repurchase program discussed below and dividend payments partially offset by proceeds from stock option exercises and other employee stock benefit programs. Net cash used in financing activities was $694.2 million during the first three months of 2000, as compared to $191.5 million in the same

                            FIRST DATA CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)


1999 period.

The Company made cash outlays totaling $352.8 million in the three months ended March 31, 2000 to buy back shares of its common stock. Proceeds from stock option exercises totaling $75.2 million partially offset these outlays. The Company had a net cash outflow of $409.3 million for the repayment of its borrowings during the first three months of 2000 as compared to $64.7 million in the same 1999 period. In addition, the Company continued its practice of paying quarterly cash dividends, resulting in $8.4 million of cash payments to the Company's common stockholders during the first three months of 2000.

The Company completed the $750 million stock repurchase authorized by the Board of Directors in July 1999 by purchasing 6.1 million of its common shares at a cost of $265 million during the first quarter of 2000. A total of 16.7 million shares were repurchased under this program.

The Company has two outstanding shelf registration facilities, one providing for the issuance of debt and equity securities up to $1.0 billion in the aggregate (of which $525 million remains available) and the other providing for the issuance of approximately 10 million shares of the Company's common stock in connection with certain types of acquisitions.

Included in cash and cash equivalents on the Consolidated Balance Sheet at March 31, 2000 is $70 million related to required investments of cash in connection with the Company's merchant card settlement operation. FDC has remaining available short-term borrowing capability of approximately $1.2 billion at March 31, 2000 under the Company's commercial paper program, uncommitted bank credit lines and its $300 million extendable commercial notes program. The Company believes that its current level of cash and financing capability along with future cash flows from operations are sufficient to meet the needs of its existing businesses. However, the Company may from time to time seek longer-term financing to support additional cash needs or reduce its short-term borrowings.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
        ----------------------------------------------------------

There have been no material changes from the 1999 Annual Report on Form 10-K related to the Company's exposure to market risk from interest rates.

                     Independent Accountants' Review Report

The Stockholders and Board of Directors
First Data Corporation


We have reviewed the accompanying consolidated balance sheet of First Data Corporation as of March 31, 2000 and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of First Data Corporation as of December 31, 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated January 27, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                 Ernst & Young LLP



Atlanta, Georgia
April 17, 2000

                           PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

(a) Exhibits
------------

     12       Computation of Ratio of Earnings to Fixed Charges

     15 Letter from Ernst & Young LLP Regarding Unaudited Interim Financial Information

     27.1     Financial Data Schedule (for SEC use only)

     99.1     Private Securities Litigation Reform Act of 1995
              Safe Harbor Compliance Statement for Forward-Looking Statements

(b) Reports on Form 8-K
------------------------

   None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      FIRST DATA CORPORATION
                                      ----------------------
                                           (Registrant)



Date:  May 10, 2000                   By /s/ Kimberly S. Patmore
       ------------                      -----------------------------
                                         Kimberly S. Patmore
                                         Executive Vice President and
                                         Chief Financial Officer
                                         (Principal Financial Officer)


Date:  May 10, 2000                   By /s/ Jeffrey W. Holtz
       ------------                      -----------------------------
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