Form 10-Q
period 2000-06-30
FIRST DATA CORP
filed 2000-08-08
CIK 883980

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(a) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended  June 30, 2000
                                     --------------------

                                                     OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _____________ to ____________

     Commission file number 1-11073
                            -------

                            FIRST DATA CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


      DELAWARE                                             47-0731996
  ----------------------                               -------------------
   (State or other                                     (I.R.S Employer
    jurisdiction of                                     Identification No.)
    incorporation of
    organization


         5660 NEW a DRIVE, SUITE 1400, ATLANTA, GA         30328-5800
-------------------------------------------------------------------------------
               (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code   (770) 857-0001
                                                   ----------------------


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X    No_____
                                               -----

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


                                                        Number of Shares
      Title of each class                         Outstanding at August 3, 2000
   ------------------------                       -----------------------------
   (Common stock, $.01 par                                 405,439,042
   value

                            FIRST DATA CORPORATION

                                     INDEX
                                     -----

                                                                                PAGE
PART I    FINANCIAL INFORMATION                                                NUMBER
                                                                               ------
Item 1. Financial Statements:

        Consolidated Statements of Income for the three
        and six months ended June 30, 2000 and 1999..........................    3

        Consolidated Balance Sheets at June 30, 2000 and
        December 31, 1999....................................................    4

        Consolidated Statements of Cash Flows for the six
        months ended June 30, 2000 and 1999..................................    5

        Notes to Consolidated Financial Statements...........................    6

        Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations..................................   13

        Item 3. Quantitative and Qualitative Disclosures About Market Risk...   19


PART II OTHER INFORMATION

Item 1. Legal Proceedings....................................................   21

Item 4. Submission of Matters to a Vote of Securities Holders................   21

Item 6. Exhibits and Reports on Form 8-K.....................................   22

                         PART I. FINANCIAL INFORMATION


Item 1. Financial Statements
        --------------------

                             FIRST DATA CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                    (In millions, except per share amounts)
                                  (Unaudited)


                                              Three months ended June 30,                  Six months ended June 30,
                                           -----------------------------------    ----------------------------------------
                                                 2000                 1999                   2000                  1999
                                           --------------    -----------------    ------------------    ------------------
REVENUES
Service revenues                                 $1,349.9              $1,367.0              $2,640.6              $2,618.4
Product sales and other                              33.9                  30.9                  61.0                  49.1
                                                 ---------             ---------              -------               --------
                                                  1,383.8               1,397.9               2,701.6               2,667.5
                                                 ---------             ---------              --------              --------
EXPENSES
Operating                                           838.6                 899.7               1,687.1               1,746.2
Selling, general & administrative                   221.1                 208.7                 430.9                 406.1
Restructuring, business divestitures,
 litigation and impairment, net                       2.8                  34.9                  12.3                  34.9
Interest                                             18.9                  22.8                  39.3                  47.0
                                                 ---------             ---------             ---------             ---------
                                                  1,081.4               1,166.1               2,169.6               2,234.2
                                                 ---------             ---------             ---------             ---------

Income before income taxes                          302.4                 231.8                 532.0                 433.3
Income taxes                                         86.0                  38.5                 150.6                  99.0
                                                 ---------             ---------              --------             --------
Net income                                       $  216.4              $  193.3              $  381.4              $  334.3
                                                 =========             =========             =========             =========

Earnings per share-basic                         $   0.53              $   0.45              $   0.92              $   0.77
Earnings per share-diluted                       $   0.52              $   0.44              $   0.91              $   0.76
                                                 =========             =========            ==========             =========

Weighted average shares outstanding:
     Basic                                          412.0                 431.8                 414.3                 433.1
     Diluted                                        419.0                 439.7                 421.2                 440.4


See notes to consolidated financial statements.

                            FIRST DATA CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (In millions)
                                  (Unaudited)

                                                                       June 30,                  December 31,
                                                                        2000                         1999
                                                                   ------------                  -----------
   ASSETS
Cash and cash equivalents                                          $   532.7                     $ 1,044.0
Settlement assets                                                    9,186.1                       9,585.6
Accounts receivable, net of allowance for doubtful
 accounts of $30.6 (2000) and $31.3 (1999)                             773.0                         908.5
Property and equipment, net                                            662.2                         710.6
Goodwill, less accumulated amortization of $598.0
 (2000) and $560.1 (1999)                                            2,416.3                       2,480.2
Other intangibles, less accumulated amortization of
 $685.1 (2000) and $664.9 (1999)                                       939.4                       1,002.3
Investment in affiliates                                               931.7                         891.3
Other assets                                                           357.6                         382.3
                                                                   ---------                     ---------
                                                                   $15,799.0                     $17,004.8
                                                                   =========                     =========

   LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Settlement obligations                                            $ 9,276.5                     $ 9,694.6
 Accounts payable and other liabilities                              1,509.1                       1,824.4
 Borrowings                                                          1,197.2                       1,578.1
                                                                   ---------                     ---------
 Total Liabilities                                                  11,982.8                      13,097.1
                                                                   ---------                     ---------

Commitments and contingencies

Stockholders' Equity:
 Common Stock, $.01 par value; authorized 600.0
  shares, issued 448.9 shares (2000 and 1999)                            4.5                           4.5
 Additional paid-in capital                                          2,216.0                       2,180.7
                                                                   ---------                     ---------
 Paid-in capital                                                     2,220.5                       2,185.2
 Retained earnings                                                   3,249.6                       2,964.1
 Accumulated other comprehensive income                               (120.0)                        (87.7)
 Less treasury stock at cost, 39.0 shares (2000) and
  31.0 shares (1999)                                                (1,533.9)                     (1,153.9)
                                                                   ---------                     ---------
 Total Stockholders' Equity                                          3,816.2                       3,907.7
                                                                   ---------                     ---------
                                                                   $15,799.0                     $17,004.8
                                                                   =========                     =========

See notes to consolidated financial statements.

                            FIRST DATA CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In millions)
                                  (Unaudited)

                                                                                Six months ended June 30,
                                                                           ---------------------------------
                                                                             2000                      1999
                                                                           --------                  -------
Cash and cash equivalents at beginning of period                           $1,044.0                  $ 459.5
                                                                           --------                  -------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                   381.4                    334.3
 Adjustments to reconcile to net cash provided by operating
  activities:
  Depreciation and amortization                                               290.1                    308.2
  Non-operating and non-cash portion of restructuring,
   business divestitures, litigation and impairment, net                       12.3                     33.2
  Other noncash items, net                                                    (41.8)                    15.7
  Increase (decrease) in cash, excluding the effects of
   acquisitions and dispositions, resulting from changes in:
     Accounts receivable                                                      175.9                     66.1
     Other assets                                                              53.2                     10.4
     Accounts payable and other liabilities                                  (117.6)                    54.8
     Income tax accounts                                                     (235.5)                  (106.4)
                                                                           --------                  -------
      Net cash provided by operating activities                               518.0                    716.3
                                                                           --------                  -------

CASH FLOWS FROM INVESTING ACTIVITIES
 Current year acquisitions, net of cash acquired                              (18.2)                   (23.5)
 Payments related to other businesses previously acquired                     (30.5)                   (34.3)
 Proceeds from dispositions, net of expenses paid                              35.7                     42.2
 Additions to property and equipment, net                                     (74.1)                  (108.0)
 Payments to secure customer service contracts, including
   outlays for conversion, and capitalized systems
   development costs                                                          (58.0)                  (132.2)
 Other investing activities                                                   (23.4)                   (75.4)
                                                                           --------                  -------
     Net cash used in investing activities                                   (168.5)                  (331.2)
                                                                           --------                  -------

CASH FLOWS FROM FINANCING ACTIVITIES
 Short-term borrowings, net                                                  (259.3)                  (128.9)
 Issuance of long-term debt                                                       -                    100.0
 Principal payments on long-term debt                                        (125.0)                   (57.7)
 Proceeds from issuance of common stock                                       154.0                    108.3
 Purchase of treasury shares                                                 (614.3)                  (384.3)
 Cash dividends                                                               (16.2)                   (17.4)
                                                                           --------                  -------
     Net cash used for financing activities                                  (860.8)                  (380.0)
                                                                           --------                  -------

Change in cash and cash equivalents                                          (511.3)                     5.1
                                                                           --------                  -------
Cash and cash equivalents at end of period                                 $  532.7                  $ 464.6
                                                                           ========                  =======

See notes to consolidated financial statements.

                            FIRST DATA CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1: Basis of Presentation

The accompanying consolidated financial statements of First Data Corporation ("FDC" or the "Company") should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1999. Significant accounting policies disclosed therein have not changed.

The accompanying consolidated financial statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial position of the Company at June 30, 2000 and the consolidated results of its operations for the three and six months ended June 30, 2000 and 1999 and cash flows for the six months ended June 30, 2000 and 1999. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

FDC recognizes revenues from its information processing services as such services are performed, recording revenues net of certain costs not controlled by the Company (primarily interchange fees and assessments charged by credit card associations of $378.7 million and $477.3 million for the three months ended June 30, 2000 and 1999, respectively, and $721.9 million and $868.5 million for the six months ended June 30, 2000 and 1999, respectively).

Note 2: Divestitures and Litigation Settlement

In January 2000, the Company completed the sale of its Hogan Information Services business unit to Dolan Media Company for cash proceeds of $30.5 million. As a result of this transaction and the second quarter sale of another small business, the Company recognized a pre-tax gain of $5.4 million in the first six months of 2000.

In February 2000, FDC and its partners signed a definitive agreement to sell their interests in Transpoint LLC to Checkfree Holdings Corporation ("Checkfree"). FDC will receive consideration of 6.6 million shares of Checkfree stock and is expected to recognize a gain upon consummation of the transaction, which is expected to occur in the third quarter. Additionally, First Data agreed to provide at least $60 million in revenue and/or cost savings to CheckFree. Immediately prior to closing the transaction, the Company will contribute approximately $43 million to TransPoint LLC, which will be transferred to CheckFree at closing.

In July 2000, the Company announced that it will close part of the operations at its Teleservices unit by the end of the year. An estimated charge of $5.0 million will be recorded in the third quarter.

In April 1999, the company sold Innovis, Inc. (formerly Consumer Credit Associates, Inc.) to CBC Companies, Inc. for $20.0 million. As a result of selling Innovis, rather than only shutting down operations, certain tax benefits not previously available have been realized. Results for second quarter 1999 include recognition of a pre-tax benefit of $24.5 million for Innovis that relates primarily to the receipt of the net proceeds from the sale.

In May 1999, the Company announced that its Western Union business unit received preliminary approval for a proposed settlement of all claims in several class action lawsuits pertaining to the Company's U.S.-to-Mexico money transfer business. Under the terms of the proposed settlement, FDC will establish a charitable fund for the advancement of Mexican and Mexican-American causes in the amount of $4 million. Western Union will also issue discount coupons to its customers who transferred money to Mexico from January 1, 1987 to August 31, 1999. In addition, the Company will issue coupons for discounts on future Western Union transactions to customers who transferred money to Mexico from January 1, 1988 to December 10, 1996 using the MoneyGram Service because the MoneyGram Service was previously operated by a subsidiary of the Company. FDC recorded a second quarter pre-tax charge of $34.1 million and a fourth quarter 1999 charge of $2 million to reflect legal fees, the charitable fund and other

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


outside administrative costs in connection with the settlement. Future discounts related to coupon redemption will be recorded as incurred. At June 30, 2000 the remaining accrual was $18.3 million. The Company is awaiting the Court's determination as to the fairness and adequacy of the proposed settlement.

In May 1999, the Company sold its EBP Life business unit for cash proceeds of $14.5 million. As a result of this transaction FDC recorded a pre-tax gain of $4.5 million in the second quarter of 1999.

In June 1999, the Company announced the signing of a definitive agreement to divest its Donnelley Marketing subsidiary to infoUSA for cash proceeds of approximately $200 million. The transaction closed in July 1999. As a result of this transaction, a pre-tax loss of $29.8 million was recognized in the second quarter of 1999.

Note 3: Restructuring and Impairment

During the six months ended June 30, 2000, the Company recorded restructuring charges of $15.4 million; $2.3 million related to payment instruments, $10.5 million related to card issuer services, $0.3 million related to merchant processing services and $2.3 million related to all other and corporate. All charges represent severance accruals for approximately 900 employees resulting from the downsizing and relocation of various departments. Savings realized through the remainder of the year from these reorganizations are expected to substantially offset the restructuring charges.

The following table summarizes the Company's utilization of restructuring accruals for the six months ended June 30, 2000 (in millions):



                                                  Employee        Facility
                                                  Severance       Closure
                                                 -----------     --------

     Remaining Accrual at December 31, 1999         $ 1.0            $3.9
     Current Period Expense Provision                15.4              --
     Cash Payments and Other (a)                     (7.0)             .2
                                                    -----            ----
     Remaining Accrual at June 30, 2000             $ 9.4            $4.1
                                                    =====            ====


(a) Other includes net sub-lease income on facilities which will fund a lease buyout.

In addition to the restructuring charges, during the three months ended June 30, 2000, the Company also recorded a net charge of $2.3 million. The net charge was comprised of a $2.8 million asset impairment charge related to a customer contract and a net benefit of $0.5 million related to the true-up of certain previously recorded divestiture related accruals.

Note 4: Investments In Affiliates

Operating results include the Company's proportionate share of income from affiliates, which consist of unconsolidated investments and joint ventures accounted for under the equity method of accounting. The most significant of these affiliates are related to the Company's merchant alliance program.

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


A merchant bank alliance is a joint venture between FDC and a financial institution that combines the expertise of the Company with the visibility and distribution of the bank. The joint ventures sell processing services to merchants. At June 30, 2000, there were eight such joint ventures accounted for under the equity method of accounting.

A summary of financial information for the merchant alliances and other affiliates accounted for under the equity method of accounting is as follows (in millions):


                                    June 30, 2000         December 31, 1999
                                 ------------------     ---------------------

  Total Assets                         $2,813.3               $2,475.3
  Total Liabilities                     1,813.8                1,599.2


                                          Three months ended June 30,                    Six months ended June 30,
                                ---------------------------------------------     -------------------------------------
                                         2000                    1999                    2000                1999
                                -------------------    ----------------------     -----------------    ----------------
  Net Operating Revenues              $  406.7                 $  241.7                 $780.7               $444.5
  Operating Expenses                     294.0                    182.7                  577.6                346.7
  Operating Income                       112.7                     58.9                  203.1                 97.8
  Net Income                              97.7                     53.8                  175.4                 87.3
  FDC Share of Net Income                 50.7                     25.5                   89.5                 42.2

Amounts presented herein do not include amortization of $12.4 million and $8.1 million for the three months ended June 30, 2000 and 1999, respectively, related to the excess of FDC's investment over its proportionate interest in the net assets of the joint venture. Amortization for the six months ended June 30, 2000 and June 30, 1999 was $27.5 million and $13.7 million respectively. This difference, which amounted to $676.3 and $635.0 million at June 30, 2000 and December 31, 1999, respectively, is amortized over the estimated useful lives of the underlying intangible assets. The 1999 amounts do not include the Wells Fargo Alliance since it was consolidated in 1999 and not accounted for under the equity method of accounting.


Note 5: Borrowings

The Company's commercial paper borrowings at June 30, 2000 were $250 million. The Company's commercial paper program is supported by a $1 billion revolving credit facility. Pursuant to a 1998 agreement, $175 million of the facility has been designated to be used solely for the purpose of meeting certain of the Company's settlement obligations, if necessary. At June 30, 2000, the Company also had $525 million available under a shelf registration providing for the issuance of debt and equity securities and $250 million available under its uncommitted bank lines.

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


Note 6: Earnings Per Share

Earnings per common share amounts are computed by dividing net income amounts by weighted average common and common equivalent shares (when dilutive) outstanding during the period.

Amounts utilized in per share computations are as follows (in millions):


                                                   Three months ended                      Six months ended
                                                        June 30,                               June 30,
                                           ---------------------------------      --------------------------------
                                                  2000              1999                2000              1999
                                           ---------------    --------------      --------------    --------------
Weighted average shares outstanding:
 Basic weighted average shares                   412.0             431.8               414.3             433.1
 Stock options                                     6.7               7.7                 6.6               7.1
 Restricted stock awards                           0.3               0.2                 0.3               0.2
                                           -----------        ----------          ----------        ----------
                                                 419.0             439.7               421.2             440.4
                                           ===========        ==========          ==========        ==========

Diluted earnings per common share was calculated based on weighted-average shares outstanding including the dilutive impact of common stock equivalents which consist of outstanding stock options and restricted stock awards.

Note 7: Accumulated Other Comprehensive Income

The components of comprehensive income are as follows (in millions)

                                                    Three months ended                        Six months ended
                                                         June 30,                                 June 30,
                                           ----------------------------------       ---------------------------------
                                                 2000               1999                 2000               1999
                                           ---------------     --------------       --------------     --------------
Net income:                                $    216.4          $   193.3            $   381.4          $   334.3
Foreign exchange effect                         (18.7)              (1.1)               (28.3)             (12.6)
Unrealized loss on securities                    (2.4)             (88.0)                (4.9)             (97.7)
Minimum pension liability adjustment              0.9                  -                  0.9                  -
                                           ----------          ---------            ---------          ---------
Total comprehensive income                 $    196.2          $   104.2            $   349.1          $   224.0
                                           ==========          =========            =========          =========

Note 8: Segment Information

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

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

The following table presents the Company's operating segment results for the three and six months ended June 30, 2000 and 1999 (in millions):

                                      Three months ended June 30,          Six months ended June 30,
                                      ------------------------------       ---------------------------
                                            2000            1999              2000              1999
                                      ------------      ------------       -----------     -----------
Revenues:
---------
 Payment Instruments                  $      586.6      $      503.2       $   1,136.6     $     962.2
 Card Issuer Services                        360.9             338.0             717.0           645.6
 Merchant Processing Services                409.5             392.5             780.7           738.1
 All Other and Corporate                      66.1              81.8             144.0           159.5
                                      ------------      ------------       -----------     -----------
  Subtotal                                 1,423.1           1,315.5           2,778.3         2,505.4
                                      ------------      ------------       -----------     -----------

 Divested or To Be Divested                    -               122.6               -             238.3
 Eliminations (a)                            (39.3)            (40.2)            (76.7)          (76.2)
                                      ------------      ------------       -----------     -----------
  Consolidated                        $    1,383.8      $    1,397.9           2,701.6         2,667.5
                                      ============      ============       ===========     ===========

Operating Profit:
-----------------
 Payment Instruments                  $      163.9      $      137.1       $     303.8     $     253.7
 Card Issuer Services                         75.1              62.5             138.0           114.3
 Merchant Processing Services                125.8              98.2             213.2           167.7
 All Other and Corporate                      (1.4)             12.5               5.3            23.2
                                      ------------      ------------       -----------     -----------
  Subtotal                                   363.4             310.3             660.3           558.9
                                      ------------      ------------       -----------     -----------

 Divested or To Be Divested                    -                19.4               -              32.5
 Corporate Interest Expense                  (18.9)            (22.8)            (39.3)          (47.0)
 Restructuring, Business
  Divestitures, Litigation and
  Impariments, net                            (2.8)            (34.9)            (12.3)          (34.9)
 Eliminations (a)                            (39.3)            (40.2)            (76.7)          (76.2)
                                      ------------      ------------       -----------     -----------
  Consolidated                        $      302.4      $      231.8       $     532.0           433.3
                                      ============      ============       ===========     ===========

Depreciation & Amortization:
----------------------------
 Payment Instruments                  $       30.2      $       26.8       $      61.2     $      51.8
 Card Issuer Services                         53.7              70.5             109.5           125.0
 Merchant Processing Services                 55.1              47.4             111.3            95.6
 All Other and Corporate                       4.0               5.6               8.1            10.1
                                      ------------      ------------       -----------     -----------
  Subtotal                                   143.0             150.3             290.1           282.5
                                      ------------      ------------       -----------     -----------

 Divested or To Be Divested                    -                13.0               -              25.7
                                      ------------      ------------       -----------     -----------
  Consolidated                        $      143.0      $      163.3       $     290.1     $     308.2
                                      ============      ============       ===========     ===========

(a) Represents elimination of adjustment to record payment instruments revenues on a pre-tax equivalent basis.

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATION FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

                                    June 30, 2000        December 31, 1999
                                  -----------------     --------------------
Segment Assets (in millions):
Payment Instruments                   $10,774.7               $11,096.1
Card Issuer Services                    1,525.5                 1,554.1
Merchant Processing Services            3,135.6                 3,379.4
All Other and Corporate                   363.2                   975.1
                                  -----------------     --------------------
     Subtotal                          15,799.0                17,004.7
Divested or To Be Divested                  -                       0.1
                                  -----------------     --------------------
     Consolidated                     $15,799.0               $17,004.8
                                  =================     ====================

Note 9:  Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities at fair value. SFAS 137 "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133 an Amendment of FASB Statement No. 133" was issued in June 1999, which delayed the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. SFAS No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities - an Amendment of FASB Statement No. 133" was issued in June 2000 and amends certain accounting and reporting standards of SFAS 133. The Company is evaluating the impact of SFAS 133, as amended, on the Company's future earnings and financial position, but does not expect it to be material.

  In December 1999, the Securities and Exchange Commission (the "SEC") released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the commission. In June 2000, the SEC released Staff Accounting Bulletin No. 101B that delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company is in the process of reviewing its revenue recognition policies and will adopt the provisions of SAB 101 in the fourth quarter 2000; however, the Company does not expect the SAB 101 guidance to have a material impact on its revenue recognition practices.

  Note 10:  Commitments and Contingencies

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

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

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

  On May 12, 1999, the United States District Court for the Northern District of Illinois issued a Preliminary Settlement Order in two of the actions, inter alia, preliminarily approving the proposed settlement. The Court also barred and enjoined the continued prosecution of the other actions. Further, the Court barred the commencement of any new actions in any state or federal court that assert any claims that would be released and discharged upon final approval of the settlement. The Court has scheduled a supplemental Fairness Hearing to determine the fairness, reasonableness, and adequacy of the proposed settlement as amended.

  A subsequent putative class action which makes allegations similar to the allegations described above was filed in a California state court in January 2000 against the Company and its subsidiaries, Western Union Financial Services, Inc. and Orlandi Valuta. The putative class consists of those persons who have used Western Union or Orlandi Valuta's services after August 31, 1999 to transmit money from California to Mexico, or who have used the Western Union money transfer service to transmit money from California to Mexico and have opted out of the pending nationwide settlement discussed above. The Company is vigorously defending this action.

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

                             FIRST DATA CORPORATION
      Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              -----------------------------------------------------------
                           AND RESULTS OF OPERATIONS
                           -------------------------


Significant Developments

During the first six months of 2000, First Data Corporation ("FDC" or the "Company") continued to emphasize its three principal business segments: payment instruments, card issuer services and merchant processing services. The Company also continues to emphasize profitable growth, cost management and execution of core strategies. Additionally, FDC is seeking to realize growth from Internet opportunities by 1) enabling new and existing clients to do business on the Internet, 2) entering into adjacent business-to-business and person-to-person Internet marketplaces and 3) increasing investments in emerging Internet payment companies and related technologies as well as expanding marketing agreements.

FDC continues to make strategic investments and develop partnerships with emerging Internet companies that the Company believes will drive electronic payments to FDC. In January 2000, FDC announced it had taken a 16% equity position and entered into a strategic marketing agreement with Yclip.com, a developer of advertising technology for the Internet. Also in January 2000, the Company made an investment in Meetchina.com, a business-to-business e-commerce portal. In March 2000, FDC announced it had taken an equity position and formed a marketing agreement with Coolsavings.com, a provider of online coupons and loyalty programs to registered members. In May 2000, FDC and Entrust Technologies Inc. announced the formation of a new company, PaymentWave, a business-to-business Internet payment platform.

In the payment instruments segment, growth continues to be fueled by increases in international money transfers (a transfer either sent to or received from an international location [other than Mexico] and Canadian transactions that do not touch the United States). International money transfer revenue increased 43% and 46% in the quarter and six months ended June 30, 2000, respectively, as compared to the same periods in 1999. This growth was driven primarily by transaction growth of 51% for the quarter and 54% for the six months ended June 30, 2000. Development efforts continued on new services, including the June 2000 launch of the new Western Union.com, an Internet money transfer service, and the launch of Western Union MoneyZap.com, a Person-to-Person Internet payment service, in July 2000.

In March 2000, card issuer services announced it had become the first in the industry to be registered to personalize all VISA financial chip card products. In May 2000, FDC announced it will form a joint venture to offer card and merchant processing services in Japan.

With respect to the Company's U.K. card processing business ("FDRL"), the Royal Bank of Scotland ("RBS") informed FDRL that it did not intend to renew its contract in July 2001 for processing services. The Company does not expect this development to have any impact to earnings in 2000. The loss of RBS and NatWest (NatWest was recently acquired by RBS) business represents approximately 2% of the segment's current annualized revenue, however the Company believes it can adjust its cost structure to maintain current margins.

The merchant processing segment experienced merchant dollar volume processed growth of 43% and 46% for the quarter and six months ending June 30, 2000, respectively, as compared to the same periods in 1999. Including the results for Paymentech, Inc. (acquired in July 1999) and Norwest (contributed to the Wells Fargo alliance in January 2000) comparably for the quarter and six months ended in 2000 and 1999, dollar volume growth in 2000 would have been 15% and 16%, respectively. In June 2000 FDC announced its

                            FIRST DATA CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

intent to purchase the Canada Trust MasterCard merchant acquiring portfolio. In addition, in July 2000 First Data Loan Company Canada (the "Loan Company") received approval to commence business from the Office of Superintendent of Financial Institutions and will serve as the acquiring entity for the Canada Trust portfolio. Additionally, the MasterCard Board approved the Loan Company's membership.

Several significant actions were taken in the first six months of 2000 as the Company continues to streamline its operations and focus on its three primary lines of business.

In January 2000, the Company completed the sale of its Hogan Information Services business unit to Dolan Media Company for cash proceeds of $30.5 million. As a result of this transaction, a pre-tax gain of $3.2 million ($1.9 million after tax) was recorded in the first quarter of 2000.

In February 2000, FDC announced the merger of its joint venture, Transpoint, LLC, with Checkfree Holdings Corporation ("Checkfree") to accelerate moving the bill payment and presentment market to the Internet. FDC will receive consideration of 6.6 million shares of Checkfree stock and is expected to recognize a gain upon consummation of the transaction, which is expected to occur in the third quarter. Additionally, First Data agreed to provide at least $60 million in revenue and/or cost savings to CheckFree. Immediately prior to closing the transaction, the Company will contribute approximately $43 million to TransPoint LLC, which will be transferred to CheckFree at closing.

During the six months ended June 30, 2000, the Company incurred restructuring charges of $15.4 million ($9.5 million after tax). All charges represent severance accruals for approximately 900 employees resulting from the downsizing and relocation of various departments. Savings realized through the remainder of the year from these reorganizations are expected to substantially offset the restructuring charges.

FDC remains the market leader in its three major segments: payment instruments, card issuer services and merchant processing services. The Company will continue to focus on these core business areas throughout 2000 and will continue to assess how best to serve its customer base. Among the actions the Company believes are necessary to continue its leadership position is a focused effort to develop new products and services and to enhance its processing platforms in response to Company growth, client requirements and changing technology and expanding e-commerce initiatives. In this regard, the Company is in the process of upgrading and redeveloping its business continuity plans to reflect new systems and platforms developed to support these actions. Also, the Company may take future actions to further streamline operations and reduce costs.

Results of Operations


The Company derives revenues in each of its reportable segments based principally on the number of transactions processed, a percentage of dollar volume processed or on a combination thereof. For the three months ended June 30, 2000, total revenues decreased 1% to $1.38 billion from $1.40 billion in the prior year quarter, and for the six months ended June 30, 2000, total revenues increased 1% to $2.70 billion from $2.67 billion in the prior year six months. Excluding the impact of business divestitures, the Company's revenue growth rate for the second quarter 2000 was 9% and for the first six months of 2000 was 11%.

Product sales and other revenues increased 10% from $30.9 million in the second quarter of 1999 to $33.9 million in the same period of 2000. Product sales and other revenues increased 24% from $49.1 million in the first six months of 1999 to $61.0 million for the first six months of 2000. This increase is due primarily to an

                            FIRST DATA CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

increase in incentive payments received from a partner in a previously-formed merchant alliance.

For the second quarter of 2000, operating expenses decreased 7% to $838.6 million from $899.7 million in the same period of 1999. For the six months ended June 30, 2000, operating expenses decreased 3% to $1,687.1 million from $1,746.2 in the six month period in 1999. Increases in operating expenses were more than offset by a decline due to business divestitures and reduced Y2K readiness expense for the six months ended June 30, 2000. This decrease resulted in a decline in operating expenses as a percent of revenue in the second quarter and six months ended June 30, 2000 as compared to the same periods in 1999.

Selling, general and administrative expenses increased 6% to $221.1 million in 2000's second quarter compared to $208.7 million for the same period in 1999. For the six month period, selling, general and administrative expenses increased 6% to $430.9 million in 2000 from $406.1 million in 1999. As a percentage of revenue from continuing operations, selling, general and administrative expenses were relatively flat on a quarter and year to date basis. The dollar increase primarily reflects increased advertising and promotion spending, especially in the payment instruments segment. The increase was partially offset by the impact of business divestitures.

Interest expense decreased 17% to $18.9 million in the second quarter of 2000 from $22.8 million in the second quarter 1999, and 16% to $39.3 million for the six months period of 2000 from $47.0 million for the six month period of 1999. The decrease is due principally to overall reductions in debt balances funded by strong cash flow from operations and the proceeds from the sale of Investor Services Group in the fourth quarter of 1999.

FDC's effective tax rate for the second quarter of 2000 was 28.4%, compared with 1999's second quarter rate of 16.6%. Excluding the impact of restructuring and business divestitures, the effective tax rate decreased 2.1 percentage points to 28.5% in the second quarter of 2000 compared to 30.6% in 1999's second quarter. Comparable rates for the six month periods were 28.5% and 30.3% for 2000 and 1999, respectively. This decrease is primarily due to an increase in previously taxed equity earnings and various other changes to items such as non-deductible goodwill and the Company's effective state tax rate.

Net income of $216.4 million and $381.4 million for the second quarter and six months ended June 30, 2000, respectively, was up from $193.3 million and $334.3 million in the comparable periods of 1999. Excluding restructuring, business divestitures, and other one-time items, net income increased 18% to $218.1 million from $185.2 million for the second quarter and net income increased 19% to $389.1 million from $326.2 for the six months ended June 30, 2000. These increases were primarily the result of margin improvements in the combined core businesses, driven primarily by strong volume trends and the impact of significant cost management initiatives. Diluted earnings per share ("EPS") increased 18% to $0.52 for the second quarter and 20% to $0.91 for the six months ended June 30, 2000. Excluding the impact of restructuring and business divestitures and other one-time items, diluted EPS increased 24% to $0.52 for the second quarter and 24% to $0.92 for the six months ended June 30, 2000.

Payment Instruments

Total revenues in the payment instruments segment increased by 17% (on a tax-equivalent basis) to $586.6 million in the second quarter of 2000, as compared to $503.2 million in the same period of 1999. Year-to-date revenues increased by 18% to $1,136.6 million in 2000 from $962.2 million in 1999. The increase in revenues reflects continued strong underlying transaction increases in international money transfer transactions which was partially offset by the impact of a weaker Euro on revenue. Total money transfer revenue increased 17% to

                            FIRST DATA CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

$461.5 million from $395.5 million in the second quarter of 2000 compared to the same period in 1999 and increased 18% to $890.7 million from $754.6 million for the six months ended June 30, 2000 compared to the same period in 1999. At June 30, 2000, the agent base grew 22% as compared to a year ago, with over 90,000 agents in 184 countries and territories. The dramatic growth in agent locations is primarily due to a significant number of new location openings under contracts signed in the second half of 1999.

Operating profits for the second quarter of 2000 grew 20% over the same period in 1999, from $137.1 million to $163.9 million. Operating profits increased 20% to $303.8 million for the first six month period of 2000 as compared to $253.7 for the same period last year. Results were fueled by 19% growth in total worldwide money transfer transactions for both the quarter and six months ended June 30, 2000. The improvement also was the result of operating leverage through cost efficiencies and, to a lesser extent, a decline in Y2K readiness expenses, offset by investments in new services and lower revenue from the Mexico money transfer business.

Card Issuer Services

Total revenues in the card issuer services segment grew 7% for the second quarter of 2000 to $360.9 million as compared to $338.0 million for 1999's second quarter. For the six month period, card issuer services segment revenues grew 11% to $717.0 million in 2000 from $645.6 million in 1999. Card accounts on file as of June 30, 2000 were over 260 million (a 16% increase from June 30, 1999) with domestic card accounts at 232 million (an increase of 16%) and international card accounts at 29 million (an increase of 12%) primarily related to significant conversions in the third quarter of 1999. Revenue growth in the near term is not expected to be as robust as prior quarters primarily due to the annualization of the large number of new accounts converted in third quarter 1999. Revenue growth associated with the conversion of the JC Penney portfolio, scheduled for the second half of 2000, is expected to substantially offset deconversions over the same period.

Operating profit for the card issuer services segment increased 20% to $75.1 million in 2000's second quarter from $62.5 million in 1999. Year-to-date profit increased 21% to $138.0 million in 2000 from $114.3 million in 1999. Improved performance was driven by cost management initiatives including a workforce reduction in the first quarter of 2000 and productivity improvements that resulted in significant operating margin improvements (from 18.5% to 20.8% for the quarter and from 17.7% to 19.2% year to date).

Merchant Processing Services

Revenues in the merchant processing services segment grew 4% to $409.5 million for the second quarter of 2000 compared to $392.5 million for second quarter 1999. Total merchant dollar volume grew 43% (15% adjusted for Paymentech and Norwest) over the second quarter of 1999 to $105.9 billion in 2000. Revenue growth was driven by growth in the dollar volume processed. Revenues grew 6% to $780.7 million for the first six months of 2000 compared to $738.1 million for the same period in 1999. Revenues grew more slowly than dollar volume processed because the increased dollar volume also includes volume of the Company's alliances, which are generally accounted for under the equity method of accounting. If all bank alliances were consolidated and if Paymentech (acquired in July 1999) and Norwest (contributed to the Wells Fargo alliance in January
2000) were owned during the first six months of 1999, on a proforma basis, merchant processing service segment revenue would have increased 11% and 12% for the three and six months ended June 30, 2000, respectively.

Operating profits increased 28% to $125.8 million for the second quarter of 2000 from $98.2 million for the 1999 second quarter. Operating profits increased 27% to $213.2 million for the first six month period of 2000 as

                            FIRST DATA CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

compared to $167.7 million for the same period last year. This improvement is reflective of strong volume and increased margins due to the impact of significant cost reduction initiatives.

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

All Other and Corporate

Revenues from other operations decreased 19% from the second quarter of 1999 to $66.1 million. Year-to-date revenues decreased 10% to $144.0 million from $159.5 million in 1999. This decline resulted from lower revenues from several operating units and the discontinuance of a specialty services joint venture in
the third quarter 1999.    Operating profits decreased $13.9 million to a $1.4
million loss for the three months ended June 30, 2000 and decreased $17.9 million to $5.3 million for the six months ended June 30, 2000. In addition to the disposition of certain businesses, decreased volumes at Call Interactive and increased expenditures related to e-Commerce contributed to the decline in operating profits.

Restructuring, Business Divestitures, Impairment and Litigation

During the six months ended June 30, 2000, the Company incurred restructuring charges of $15.4 million ($9.5 million after tax), $2.3 million related to payment instruments, $10.5 million related to card issuer services, $0.3 million related to merchant processing services and $2.3 million related to all other and corporate. All charges represent severance accruals for approximately 900 employees resulting from the downsizing and relocation of various departments. Savings realized through the remainder of the year from these reorganizations are expected to substantially offset the restructuring charges.

In the second quarter of 2000, the Company recorded a pre-tax benefit of $0.5 million ($0.2 million after tax) related to the true-up of certain previously recorded divestiture related accruals (reported on the "Restructuring, Business Divestitures, Litigation and Impairment" line on the Consolidated Statements of Income). Restructuring, merger and divestiture accruals are reviewed each period. As with the above, balances in excess of anticipated requirements are reversed through the same Statement of Income caption in which they were originally recorded. In addition, an impairment to a customer contract of $2.8 million in the card issuer services segment was recorded in the second quarter of 2000.

In July 2000, the Company announced that it will close part of the operations at its Teleservices unit by the end of the year. An estimated charge of $5.0 million will be recorded in the third quarter.

In January 2000, the Company completed the sale of its Hogan Information Services business unit to Dolan Media Company for cash proceeds of $30.5 million. As a result of this transaction and the sale of another small business, the Company recognized a pre-tax gain totaling $5.4 million ($3.3 million after tax) in the first six months of 2000.

                            FIRST DATA CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

Capital Resources and Liquidity

FDC maintained a strong financial position in the second quarter of 2000. Cash and cash equivalents were $532.7 million at June 30, 2000 compared to $1,044.0 million at December 31, 1999. Cash and cash equivalents at December 31, 1999 included a significant amount of liquidity on hand in preparation for any potential Y2K related funding needs. These funds were utilized in 2000 to pay down borrowings and pay taxes related to the sale of Investor Services Group in the fourth quarter of 1999. FDC utilized cash flows from operating activities to reinvest in its existing businesses, contribute to the financing of business expansion, pay down short-term and long term-borrowings and fund treasury stock purchases.

Operating activities generated cash of $518.0 million for the six months ended June 30, 2000 compared to $716.3 million for the six months ended June 30, 1999. This decrease is primarily due to the first quarter 2000 tax payments associated with the fourth quarter 1999 sale of Investor Services Group which was partially offset by the net source of cash resulting from changes in working capital.

FDC reinvests cash in its existing businesses principally to expand its processing capabilities through property and equipment additions, to establish customer-processing relationships through contract payments and costs for conversion and to acquire or develop software for use in its operations. Capitalized amounts of these cash outlays decreased to $132.1 million for the first half of 2000 as compared to $240.2 million for the first half of 1999. For the full year 2000, the Company expects such total non-acquisition spending to be less than 1999's full year total of $430.3 million.

Overall, FDC's operating cash flow for the six months ended June 30, 2000 exceeded its investing activities associated with additions to property and equipment and capitalized contract and systems development costs by $385.9 million. These cash sources contributed to funds utilized for short-term and long-term borrowing repayments and treasury stock purchases.

In the first six months of 2000, the Company had net cash outlays of $48.7 million for acquisitions and payments relating to businesses previously acquired (as compared to $57.8 million in 1999). The Company also received proceeds of $35.7 million relating to dispositions during the six months ended June 30, 2000 as compared to $42.2 million for the same period in 1999.

The Company's net use of cash for financing activities was due to debt reduction, share repurchases under the Company's $1 billion and $750 million share repurchase programs discussed below, share repurchases in connection with the exercise of stock options and dividend payments partially offset by proceeds from stock option exercises and other employee stock benefit programs. Net cash used in financing activities was $860.8 million during the first six months of 2000, as compared to $380.0 million in the same 1999 period.

The Company made cash outlays totaling $614.3 million in the six months ended June 30, 2000 to repurchase shares of its common stock under common stock repurchase plans and to cover stock option exercises. Proceeds from stock option exercises totaling $154.0 million partially offset these outlays. In addition, the Company continued its practice of paying quarterly cash dividends, resulting in $16.2 million of cash payments to the Company's common stockholders during the first six months of 2000.

The Company completed the $750 million stock repurchase authorized by the Board of Directors in July 1999 by purchasing 6.1 million of its common shares at a cost of $265 million during the first quarter of 2000. A

                            FIRST DATA CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

total of 16.7 million shares were repurchased under this program. In May 2000, the Board of Directors authorized a $1 billion stock repurchase. The Company has repurchased 1.9 million of its common shares at a cost of $99 million during the second quarter of 2000 under this new authorization.

The Company has two outstanding shelf registration facilities, one providing for the issuance of debt and equity securities under which $525 million remains available and the other providing for the issuance of approximately 10 million shares of the Company's common stock in connection with certain types of acquisitions.

Included in cash and cash equivalents on the Consolidated Balance Sheet at June 30, 2000 is $70 million related to required investments of cash in connection with the Company's merchant card settlement operation. FDC has remaining available short-term borrowing capability of approximately $1.1 billion at June 30, 2000 under the Company's commercial paper program, uncommitted bank credit lines and its $300 million extendable commercial notes program. The Company believes that its current level of cash and financing capability along with future cash flows from operations are sufficient to meet the needs of its existing businesses. However, the Company may from time to time seek longer-term financing to support additional cash needs or reduce its short-term borrowings.


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

                     Independent Accountants' Review Report


The Stockholders and Board of Directors
First Data Corporation


We have reviewed the accompanying consolidated balance sheet of First Data Corporation as of June 30, 2000 and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2000 and 1999, and the consolidated statements of cash flows for the six month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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



Atlanta, Georgia
July 12, 2000

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. None of these matters, either individually or in the aggregate, currently is material to the Company except as reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. There were no material developments in the litigation matters previously disclosed except for the developments discussed below.

In the actions filed by Luis Pelayo (Pelayo) and Raul Pineda (Pineda) that were
                                     ------                   ------
previously reported in the Company's Annual Report on Form 10-K for the period ended December 31, 1999, the Court issued orders granting the parties joint motions for preliminary approval of an amendment to the proposed settlement. Pursuant to the orders, the Company gave notice of the settlement, as amended, to class members who had excluded themselves from the settlement, and to certain other class members in the Pelayo action to whom direct mail notice
                           ------
inadvertently had not been sent. The Court further required that requests to rejoin the class in Pelayo or Pineda by members who had excluded themselves be
                    ------    ------
postmarked by July 25, 2000 and any objections or opts-outs from the proposed settlement by the Pelayo class members to whom direct mail notice had
                  ------
inadvertently not been sent also be postmarked by July 25, 2000. A supplemental hearing on the fairness of the proposed settlement has been scheduled for August 11, 2000.

In the action filed by Julieta Amorsolo and Apolonio Ezequiel Viruel Torres that was previously reported in the Company's Annual Report on Form 10-K for the period ended December 31, 1999, the Company and other defendants filed a demurrer to many of the plaintiffs' claims and a motion to strike portions of the plaintiffs' complaint. Both sides have filed briefs and the parties await a hearing date to be scheduled by the Court.


Item 4.  Submission of Matters to a Vote of Securities Holders:
         -----------------------------------------------------

The Company held its Annual Meeting of Stockholders on May 10, 2000. Two matters were voted upon and approved at the meeting.

Proposal 1  Election of Directors
---------------------------------

The terms of office of three current directors, Courtney F. Jones, Robert J. Levenson and Charles T. Russell, expired at the 2000 Annual Meeting. The re-election of Messrs. Jones, Levenson and Russell was voted on at the Annual Meeting. The results of the voting were as follows:

                          FOR           WITHHELD
Courtney F. Jones     362,231,441       4,553,688
Robert J. Levenson    362,217,628       4,567,501
Charles T. Russell    362,168,365       4,616,764

Other directors whose terms continued after the meeting are Henry C. Duques, James D. Robinson III, Bernard L. Schwartz, Joan E. Spero, and Garen K. Staglin. Tribute was paid to director Ben Burdetsky, who passed away in April, 2000.


Proposal 2  Ratification of the selection of Ernst & Young LLP as independent
-----------------------------------------------------------------------------
            auditors of the Company for 2000
            --------------------------------

The results of the voting were as follows:
                                                              BROKER
FOR   365,505,693    AGAINST  292,899     ABSTAIN  986,537   NON-VOTE    0


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

(a)   Exhibits
--------------

10.1 Amendment No. 1 to the First Data Corporation 1993 Director's Stock Option Plan dated May 10, 2000.

10.2 Agreement and Release between Robert Levenson and First Data Corporation and related exhibits A, B, and C.

10.3  Description of Oral Contract with Garen Staglin

12    Computation of Ratio of Earnings to Fixed Charges

15    Letter from Ernst & Young LLP Regarding Unaudited Interim Financial
      Information

27.1  Financial Data Schedule (for SEC use only)

99.1  Private Securities Litigation Reform Act of 1995
      Safe Harbor Compliance Statement for Forward-Looking Statements


(b)   Reports on Form 8-K
-------------------------

  None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         FIRST DATA CORPORATION
                                         ----------------------
                                             (Registrant)




Date:  August 8, 2000                    By  /s/ Kimberly S. Patmore
       --------------                       ----------------------------
                                            Kimberly S. Patmore
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)


Date:  August 8, 2000                    By  /s/ Brian Mooney
       --------------                       --------------------------
                                            Brian Mooney
                                            Vice President Finance
                                            (Principal Accounting Officer)

                            FIRST DATA CORPORATION


                               INDEX TO EXHIBITS
                               -----------------



Exhibit
Number    Description
-------

10.1 Amendment No. 1 to the First Data Corporation 1993 Director's Stock Option Plan dated May 10, 2000.

10.2 Agreement and Release between Robert Levenson and First Data Corporation and related exhibits A, B, and C.

10.3      Description of Oral Contract with Garin Staglin

12        Computation of Ratio of Earnings to Fixed Charges

15        Letter from Ernst & Young LLP Regarding Unaudited Interim Financial
          Information

27.1      Financial Data Schedule (for SEC use only)

99.1      Private Securities Litigation Reform Act of 1995
          Safe Harbor Compliance Statement for Forward-Looking Statements