Form 10-Q
period 2000-09-30
FIRST DATA CORP
filed 2000-11-14
CIK 883980

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended   September 30, 2000
                                      ------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _________________ to _________________

     Commission file number 1-11073
                            -------

                            FIRST DATA CORPORATION
     ---------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                     DELAWARE                           47-0731996
                                                     ----------------
         (State or other jurisdiction of             (I.R.S. Employer
          incorporation or organization)            Identification No.)



    5660 NEW NORTHSIDE DRIVE, SUITE 1400, ATLANTA, GA         30328-5800
-------------------------------------------------------------------------------
         (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code    (770) 857-0001
                                                   -------------------------


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

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                       Number of Shares
               Title of each class             Outstanding at November 7, 2000
        --------------------------------       -------------------------------
         (Common stock, $.01 par value)                  395,030,961

                             FIRST DATA CORPORATION

                                      INDEX
                                      -----

                                                                                                               PAGE
PART I      FINANCIAL INFORMATION                                                                            NUMBER
                                                                                                             ------
Item 1.           Financial Statements:

                  Consolidated Statements of Income for the three and nine
                  months ended September 30, 2000 and 1999........................................................3

                  Consolidated Balance Sheets at September 30, 2000 and

                  December 31, 1999...............................................................................4

                  Consolidated Statements of Cash Flows for the nine
                  months ended September 30, 2000 and 1999........................................................5

                  Notes to Consolidated Financial Statements......................................................6

Item 2.           Management's Discussion and Analysis of Financial

                  Condition and Results of Operations............................................................16

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.....................................23


PART II           OTHER INFORMATION

Item 1.           Legal Proceedings..............................................................................25

Item 6.           Exhibits and Reports on Form 8-K...............................................................25

                         PART I. FINANCIAL INFORMATION


Item 1. Financial Statements
        --------------------

                            FIRST DATA CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                    (In millions, except per share amounts)
                                  (Unaudited)

                                           Three months ended September 30,               Nine months ended September 30,
                                    --------------------------------------------    ------------------------------------------
                                            2000                    1999                   2000                   1999
                                    --------------------      ------------------    -------------------     ------------------
REVENUES
Service revenues                                $1,405.7                $1,356.3               $4,101.8               $3,948.1
Product sales and other                             34.6                    26.7                   95.6                   75.8
                                    --------------------      ------------------    -------------------     ------------------
                                                 1,440.3                 1,383.0                4,197.4                4,023.9
                                    --------------------      ------------------    -------------------     ------------------
EXPENSES
Operating                                          875.6                   866.5                2,618.4                2,586.1
Selling, general & administrative                  208.0                   197.6                  638.8                  603.7
Restructuring, business divestitures,
litigation and impairment, net                    (112.9)                    6.1                 (100.6)                  41.0
Interest                                            26.1                    27.4                   65.4                   74.4
                                    --------------------      ------------------    -------------------     ------------------
                                                   996.8                 1,097.6                3,222.0                3,305.2
                                    --------------------      ------------------    -------------------     ------------------

Income before income taxes                         443.5                   285.4                  975.4                  718.7
Income taxes                                       135.2                    78.3                  285.7                  177.3
                                    --------------------      ------------------    -------------------     ------------------
Net income                                      $  308.3                $  207.1               $  689.7               $  541.4
                                    ====================      ==================    ===================     ==================

Earnings per share  basic                       $   0.76                $   0.49               $   1.68               $   1.26
Earnings per share  diluted                     $   0.75                $   0.48               $   1.65               $   1.24
                                    ====================      ==================    ===================     ==================

Weighted average shares outstanding:
     Basic                                         404.2                   425.8                  410.9                  430.7
     Diluted                                       409.8                   433.8                  417.4                  438.2

See notes to consolidated financial statements.

                            FIRST DATA CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (In millions)
                                  (Unaudited)

                                                              September 30,                  December 31,
                                                                   2000                          1999
                                                         -----------------------      ------------------------
   ASSETS
Cash and cash equivalents                                              $   592.3                     $ 1,044.0
Settlement assets                                                        9,224.7                       9,585.6
Accounts receivable, net of allowance for doubtful
 accounts of $32.9 (2000) and $31.3 (1999)                                 855.9                         908.5
Property and equipment, net                                                641.7                         710.6
Goodwill, less accumulated amortization of $628.8
 (2000) and $560.1 (1999)                                                2,596.3                       2,480.2
Other intangibles, less accumulated amortization of
 $734.7 (2000) and $664.9 (1999)                                           966.3                       1,002.3
Investment in affiliates                                                   796.9                         891.3
Other assets                                                               694.9                         382.3
                                                         -----------------------      ------------------------
                                                                       $16,369.0                     $17,004.8
                                                         =======================      ========================

   LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Settlement obligations                                               $ 9,259.3                     $ 9,694.6
  Accounts payable and other liabilities                                 1,746.8                       1,824.4
  Borrowings                                                             1,871.9                       1,578.1
                                                         -----------------------      ------------------------
  Total Liabilities                                                     12,878.0                      13,097.1
                                                         -----------------------      ------------------------

Stockholders' Equity:
  Common Stock, $.01 par value; authorized 600.0
   shares, issued 448.9 shares (2000 and 1999)                               4.5                           4.5
  Additional paid-in capital                                             2,223.7                       2,180.7
                                                         -----------------------      ------------------------
  Paid-in capital                                                        2,228.2                       2,185.2
  Retained earnings                                                      3,519.1                       2,964.1
  Accumulated other comprehensive income                                  (126.2)                        (87.7)
  Less treasury stock at cost, 52.9 shares (2000) and
   31.0 shares (1999)                                                   (2,130.1)                     (1,153.9)
                                                         -----------------------      ------------------------
  Total Stockholders' Equity                                             3,491.0                       3,907.7
                                                         -----------------------      ------------------------
                                                                       $16,369.0                     $17,004.8
                                                         =======================      ========================

See notes to consolidated financial statements.

                            FIRST DATA CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In millions)
                                  (Unaudited)

                                                                       Nine months ended September 30,
                                                               ---------------------------------------------
                                                                               2000                     1999
                                                               --------------------      -------------------
Cash and cash equivalents at beginning of period                          $ 1,044.0                  $ 459.5
                                                               --------------------      -------------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                   689.7                    541.4
 Adjustments to reconcile to net cash provided by operating
  activities:
  Depreciation and amortization                                               437.4                    462.5
  Non-operating and non-cash portion of restructuring,                                                  41.0
   business divestitures, litigation and impairment, net                     (100.6)
  Other noncash items, net                                                    (46.9)                    41.8
  Increase (decrease) in cash, excluding the effects of
   acquisitions and dispositions, resulting from changes in:
     Accounts receivable                                                       95.2                     36.6
     Other assets                                                             (65.6)                     9.4
     Accounts payable and other liabilities                                  (132.8)                  (101.9)
     Income tax accounts                                                     (211.4)                   (91.4)
                                                               --------------------      -------------------
      Net cash provided by operating activities                               665.0                    939.4
                                                               --------------------      -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Current year acquisitions, net of cash acquired                            (64.4)                  (459.8)
   Payments related to other businesses previously acquired                   (30.8)                   (40.3)
   Proceeds from dispositions, net of expenses paid                            35.7                    242.2
   Additions to property and equipment, net                                  (106.0)                  (163.6)
   Payments to secure customer service contracts, including
    outlays for conversion, and capitalized systems
    development costs                                                         (84.6)                  (177.3)

 Other investing activities                                                   (45.0)                  (102.8)
                                                               --------------------      -------------------
  Net cash used in investing activities                                      (295.1)                  (701.6)
                                                               --------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Short-term borrowings, net                                                   415.1                    680.4
 Issuance of long-term debt                                                     0.0                    100.0
 Principal payments on long-term debt                                        (125.0)                  (158.1)
 Proceeds from issuance of common stock                                       188.3                    144.1
 Purchase of treasury shares                                               (1,275.6)                  (917.0)
 Cash dividends                                                               (24.4)                   (26.1)
                                                               --------------------      -------------------
  Net cash used for financing activities                                     (821.6)                  (176.7)
                                                               --------------------      -------------------

Change in cash and cash equivalents                                          (451.7)                    61.1
                                                               --------------------      -------------------
Cash and cash equivalents at end of period                                $   592.3                  $ 520.6
                                                               ====================      ===================

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

  The accompanying consolidated financial statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial position of the Company at September 30, 2000 and the consolidated results of its operations for the three and nine months ended September 30, 2000 and 1999 and cash flows for the nine months ended September 30, 2000 and 1999. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

  FDC recognizes revenues from its information processing services as such services are performed, recording revenues net of certain costs not controlled by the Company (primarily interchange fees and assessments charged by credit card associations of $408.5 million and $492.9 million for the three months ended September 30, 2000 and 1999, respectively, and $1,159.8 million and $1,361.4 million for the nine months ended September 30, 2000 and 1999, respectively).

  The Company adopted the provisions of the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") in the third quarter of 2000. SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. Upon adoption, the Company restated prior periods to reflect the netting of certain revenues and expenses that were previously presented gross. The restatement had the effect of reducing revenues and operating expenses for the three and nine months ended September 30, 2000 by $6.2 million and $25.9 million, respectively. The reduction for the three and nine months ended September 30, 1999 was $17.2 million and $43.8 million, respectively. The adoption of SAB 101 had no impact on income from continuing operations, net income, or related per share amounts.


  Note 2:  Divestitures and Litigation Settlement

  In January 2000, the Company completed the sale of its Hogan Information Services business unit to Dolan Media Company for cash proceeds of $30.5 million. As a result of this transaction and the second quarter sale of another small business, the Company recognized a pre-tax gain of $5.4 million.

  In August 2000, the Company accrued $12.0 million based on the preliminary settlement of a pending lawsuit. In September 2000, the Company signed a letter of intent to sell a small subsidiary and, as a result, recorded an impairment charge of approximately $5.4 million. During the three and nine months ended September 30, 2000 the Company also recorded net benefits of $8.7 million and $9.2 million, respectively, related to the true-up of certain previously recorded divestiture related accruals.

  In September 2000, FDC completed the merger of its joint venture, TransPoint LLC ("TransPoint"), with Checkfree Holdings Corporation ("Checkfree"). The merger resulted in FDC receiving consideration of 6.6

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

  million shares of Checkfree stock and recognizing a pre-tax gain of $186.0 million in the third quarter. The pre-tax gain reflects a $42 million cash contribution from FDC to TransPoint immediately prior to the merger.

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

  In May 1999, the Company announced that its Western Union business unit received preliminary approval for a proposed settlement of all claims in several class action lawsuits pertaining to the Company's U.S.-to-Mexico money transfer business. Under the terms of the proposed settlement, FDC will establish a charitable fund for the advancement of Mexican and Mexican-American causes in the amount of $4 million. Western Union will also issue discount coupons to its customers who transferred money to Mexico from January 1, 1987 to August 31, 1999. In addition, the Company will issue coupons for discounts on future Western Union transactions to customers who transferred money to Mexico from January 1, 1988 to December 10, 1996 using the MoneyGram service because the MoneyGram service was previously operated by a subsidiary of the Company. FDC recorded a second quarter 1999 pre-tax charge of $34.1 million and a fourth quarter 1999 charge of $2 million to reflect legal fees, the charitable fund and other outside administrative costs in connection with the settlement. Future discounts related to coupon redemption will be recorded as incurred. At September 30, 2000, the remaining accrual was $18.3 million. The Company is awaiting the Court's determination as to the fairness and adequacy of the proposed settlement.

  In May 1999, the Company sold its EBP Life business unit for cash proceeds of $14.5 million. As a result of this transaction FDC recorded a pre-tax gain of $4.5 million in the second quarter of 1999.

  In July 1999, the Company completed the sale of its Donnelley Marketing subsidiary to infoUSA for approximately $200 million in cash. As a result of this transaction a pre-tax loss of $29.8 million was recorded in the second quarter of 1999 upon the signing of a definitive purchase agreement in June 1999.

  In September 1999, the Company recorded a pre-tax loss of $13.5 million related to the termination of a specialty services joint venture. The charge represents the funding required for the joint venture shutdown and payment of a customer termination fee. Also in September 1999, a $7.4 million merger accrual related to the 1995 merger of FDC with First Financial Management Corporation (with no tax effect) was reversed due to the favorable resolution of a contingency in the third quarter.


  Note 3:  Restructuring and Impairment

  During the three and nine months ended September 30, 2000, the Company recorded restructuring charges of $64.4 million and $79.8 million, respectively, (reported on the "Restructuring, Business Divestitures, Litigation, and Impairment" line on the Consolidated Statements of Income); $0.3 million and $2.6 million related to payment instruments, $59.1 million and $69.6 million related to card issuer services and $5.0 million and $7.6 million related to all other and corporate. The charges represent facility closure costs of $9.6 million and severance accruals of $70.2

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

  million for approximately 3,800 employees resulting from the downsizing of certain operations.

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

  The following table summarizes the Company's utilization of restructuring accruals for the nine months ended September 30, 2000 (in millions):

                                                        Employee             Facility
                                                        Severance            Closure
                                                   ----------------     ----------------

     Remaining Accrual at December 31, 1999                  $  1.0                $ 3.9
     Current Period Expense Provision                          70.2                  9.6
     Cash Payments and Other (a)                              (10.5)                 0.2
                                                   ----------------     ----------------
     Remaining Accrual at September 30, 2000                 $ 60.7                $13.7
                                                   ================     ================

  (a) Other includes net sub-lease income on facilities which will fund a lease buyout.

  In addition to the restructuring charges, during the nine months ended September 30, 2000, the Company also recorded a $2.8 million asset impairment charge related to a customer contract.


  Note 4:  Investments In Affiliates

  Operating results include the Company's proportionate share of income from affiliates, which consists of unconsolidated investments and joint ventures accounted for under the equity method of accounting. The most significant of these affiliates are related to the Company's merchant alliance program.

  A merchant bank alliance is a joint venture between FDC and a financial institution that combines the expertise of the Company with the visibility and distribution of the bank. The joint ventures sell processing services to merchants. At September 30, 2000, there were eight such joint ventures accounted for under the equity method of accounting.

  In September 2000, the Company gained a controlling interest in one of its merchant alliances. Revenues and expenses for the merchant processing services segment have been restated to the beginning of 2000 to reflect this alliance as a consolidated subsidiary. This restatement caused revenues to increase by $112.3 million for the nine months ended September 30, 2000. There was no impact on reported earnings.

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

  A summary of financial information for the merchant alliances and other affiliates accounted for under the equity method of accounting is as follows (in millions):

                              September 30, 2000        December 31, 1999
                            ----------------------    ---------------------
Total Assets                      $  3,256.9                 $2,475.3
Total Liabilities                    2,406.3                  1,599.2

                                        Three months ended September 30,                      Nine months ended September 30,
                                ---------------------------------------------            --------------------------------------
                                        2000                    1999                            2000                1999
                                -------------------    ----------------------            -----------------    -----------------
Net Operating Revenues                 $373.9                  $281.3                         $1,075.1              $725.8
Operating Expenses                      278.9                   233.6                            801.6               580.3
Operating Income                         95.0                    47.8                            273.5               145.5
Net Income                               79.7                    41.6                            230.4               128.9
FDC Share of Net Income                  41.5                    17.1                            117.1                59.3

  Amounts presented herein do not include amortization of $12.2 million and $7.9 million for the three months ended September 30, 2000 and 1999, respectively, related to the excess of FDC's investment over its proportionate interest in the net assets of the joint venture. Amortization for the nine months ended September 30, 2000 and September 30, 1999 was $39.7 million and $21.6 million, respectively. This difference, which amounted to $664.8 million and $635.0 million at September 30, 2000 and December 31, 1999, respectively, is amortized over the estimated useful lives of the underlying intangible assets. The 1999 amounts do not include the Wells Fargo Alliance since it was consolidated in 1999 and not accounted for under the equity method of accounting.


  Note 5:  Borrowings

  The Company's commercial paper borrowings at September 30, 2000 were $855 million. The Company's commercial paper program is supported by a $1 billion revolving credit facility. At September 30, 2000, the Company also had $525 million available under a shelf registration providing for the issuance of debt and equity securities and $250 million available under its uncommitted bank lines.

                             FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


  Note 6:  Earnings Per Share

  Earnings per common share amounts are computed by dividing net income amounts by weighted average common and common equivalent shares (when dilutive) outstanding during the period.

  Amounts utilized in per share computations are as follows (in millions):

                                                   Three months ended                     Nine months ended
                                                      September 30,                         September 30,
                                           ---------------------------------      --------------------------------
                                                 2000              1999                2000              1999
                                           ---------------    --------------      --------------    --------------
Weighted average shares outstanding:
 Basic weighted average shares                       404.2             425.8               410.9             430.7
 Stock options                                         5.3               7.8                 6.2               7.3
 Restricted stock awards                               0.3               0.2                 0.3               0.2
                                           ---------------    --------------      --------------    --------------
                                                     409.8             433.8               417.4             438.2
                                           ===============    ==============      ==============    ==============

  Diluted earnings per common share was calculated based on weighted-average shares outstanding including the dilutive impact of common stock equivalents which consist of outstanding stock options and restricted stock awards.


   Note 7:  Accumulated Other Comprehensive Income

   The components of comprehensive income are as follows (in millions):

                                                    Three months ended                        Nine months ended
                                                       September 30,                            September 30,
                                           ----------------------------------       ----------------------------------
                                                 2000               1999                 2000                1999
                                           ---------------     --------------       --------------     ---------------
Net income                                          $308.3             $207.1               $689.7             $ 541.4
Foreign exchange effect                              (19.6)              15.5                (48.0)                2.9
Unrealized gain (loss) on securities                  29.2              (18.7)                24.3              (116.4)
Minimum pension liability adjustment                     -                  -                  0.9                   -
                                           ---------------     --------------       --------------     ---------------
Total comprehensive income                          $317.9             $203.9               $666.9             $ 427.9
                                           ===============     ==============       ==============     ===============

  Note 8:  Formation of eOne Global

  In October 2000, the Company announced the launch of eOne Global, a business focused on identifying, developing, commercializing and operating emerging payment systems and related technologies supporting e-commerce and Internet payment products. The Company is contributing operating businesses and interests in Internet payment-related ventures to eOne Global. In addition, an outside investor group will invest $135 million in eOne Global in exchange for a 25% equity interest therein and a warrant to purchase 1,750,000 shares of FDC common stock at a 20-day average per share price as outlined in the agreement. This transaction is expected to close in the fourth quarter of 2000 and the resulting gain will be recorded in equity.

                             FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


  Note 9:  Segment Information

  First Data Corporation classifies its businesses into four segments: payment instruments, card issuer services, merchant processing services, and emerging payments. See the Company's 1999 Annual Report on Form 10-K for a detailed description of each segment and the accounting policies of the operating segments except for the new emerging payments segment noted below. In the third quarter of 2000, the Company created a new segment, emerging payments, in anticipation of the formation of eOne Global, as discussed in Note 8. The segments have been restated to reflect the movement of the operations of CashTax from payment instruments and non-core e-commerce related activity and investments from the other segments, to emerging payments. In addition, a small information business from all other and corporate was moved to card issuer services which reflects current management reporting relationships.

  The following table presents the Company's restated operating segment results (as noted above) for the three and nine months ended September 30, 2000 and 1999 (in millions):

                                          Three months ended September 30,                     Nine months ended September 30,
                                  ------------------------------------------------  -----------------------------------------------
                                            2000                     1999                     2000                     1999
                                  ----------------------     ---------------------  ----------------------    ---------------------
Revenues:
---------
 Payment Instruments                        $      596.4              $      503.7        $        1,695.3         $        1,431.0
 Card Issuer Services                              363.2                     361.1                 1,099.1                  1,016.0
 Merchant Processing Services                      454.9                     387.9                 1,311.2                  1,126.0
 Emerging Payments                                  16.4                      17.5                    55.0                     52.9
 All Other and Corporate                            46.7                      61.2                   150.8                    184.3
                                  ----------------------     ---------------------  ----------------------    ---------------------
  Subtotal                                       1,477.6                   1,331.4                 4,311.4                  3,810.2
                                  ----------------------     ---------------------  ----------------------    ---------------------

 Divested or To Be Divested                            -                      93.0                       -                    331.3
 Eliminations (a)                                  (37.3)                    (41.4)                 (114.0)                  (117.6)
                                  ----------------------     ---------------------  ----------------------    ---------------------
  Consolidated                              $    1,440.3              $    1,383.0        $        4,197.4         $        4,023.9
                                  ======================     =====================  ======================    =====================

Operating Profit:
-----------------
 Payment Instruments                        $      190.2              $      160.0        $          481.5         $          408.6
 Card Issuer Services                               73.5                      64.7                   223.8                    193.0
 Merchant Processing Services                      137.3                     108.9                   347.6                    277.8
 Emerging Payments                                  (0.4)                      2.2                     8.1                      6.6
 All Other and Corporate                            (6.6)                      8.0                    (6.8)                    16.7
                                  ----------------------     ---------------------  ----------------------    ---------------------
  Subtotal                                         394.0                     343.8                 1,054.2                    902.7
                                  ----------------------     ---------------------  ----------------------    ---------------------

 Divested or To Be Divested                            -                      16.5                       -                     49.0
 Corporate Interest Expense                        (26.1)                    (27.4)                  (65.4)                   (74.4)
 Restructuring, Business                                                                             100.6                    (41.0)
  Divestitures, Litigation and
  Impariments, net                                 112.9                      (6.1)
 Eliminations (a)                                  (37.3)                    (41.4)                 (114.0)                  (117.6)
                                  ----------------------     ---------------------  ----------------------    ---------------------
  Consolidated                              $      443.5              $      285.4        $          975.4         $          718.7
                                  ======================     =====================  ======================    =====================

Depreciation & Amortization:
----------------------------
 Payment Instruments                        $       27.5              $       27.6        $           87.9         $           78.4
 Card Issuer Services                               52.7                      63.4                   162.6                    188.2
 Merchant Processing Services                       57.4                      48.2                   173.5                    145.9
 Emerging Payments                                   0.7                       0.8                     1.5                      1.8
 All Other and Corporate                             4.2                       4.7                    11.9                     12.9
                                  ----------------------     ---------------------  ----------------------    ---------------------
  Subtotal                                         142.5                     144.7                   437.4                    427.2
                                  ----------------------     ---------------------  ----------------------    ---------------------

 Divested or To Be Divested                            -                       9.6                       -                     35.3
                                  ----------------------     ---------------------  ----------------------    ---------------------
  Consolidated                              $      142.5              $      154.3        $          437.4         $          462.5
                                  ======================     =====================  ======================    =====================

(a) Represents elimination of adjustment to record payment instruments revenues on a pre-tax equivalent basis.

                             FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

                                                September 30, 2000             December 31, 1999
                                           --------------------------     --------------------------
Segment Assets (in millions):
Payment Instruments                                         $10,863.5                      $11,061.0
Card Issuer Services                                          1,512.9                        1,567.9
Merchant Processing Services                                  3,544.4                        3,372.9
Emerging Payments                                                73.2                           42.4
All Other and Corporate                                         363.2                          960.5
                                           --------------------------     --------------------------
     Subtotal                                                16,357.2                       17,004.7
Divested or To Be Divested                                          -                            0.1
                                           --------------------------     --------------------------
     Consolidated                                           $16,357.2                      $17,004.8
                                           ==========================     ==========================

  Note 10:  Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities at fair value. SFAS 137 "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133 an Amendment of FASB Statement No. 133" was issued in June 1999, which delayed the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. SFAS No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities - an Amendment of FASB Statement No. 133" was issued in June 2000 and amends certain accounting and reporting standards of SFAS 133. The Company has evaluated the impact of SFAS 133, as amended, on the Company's future earnings and financial position. The Company is in the process of modifying its hedging strategies to reduce potential ineffectiveness that would create earnings volatility and believes that the adoption of SFAS 133 will not have a material effect on earnings. The Company presently estimates that the initial adoption of SFAS 133 effective January 1, 2001 will result in a significant increase to the Accumulated Other Comprehensive Income component of stockholders equity.

  Note 11:  Commitments and Contingencies

  In 1998, a putative class action was filed against, among others, the Company's Western Union Financial Services, Inc. subsidiary in a California state court. The plaintiff claims that Western Union charges an undisclosed "commission" when consumers transmit money to Mexico, in that the exchange rate used in these transactions is less favorable than the exchange rate that Western Union receives when it trades dollars in the international money market. The plaintiff asserts that Western Union violates the law in failing to disclose this "commission" in its advertising and in the transactions. The plaintiff also asserts that Western Union has discriminated against persons who use Western Union to transmit money to Mexico, in that the difference between the market exchange rate and the exchange rate used by Western Union in the Mexico transactions is greater than the difference between the market and Western Union exchange rates when transmitting funds to other countries. The plaintiff seeks, among other things, injunctive relief, imposition of a constructive trust, restitution, compensatory and statutory damages, statutory penalties and punitive damages. In addition, four other class actions based on similar factual allegations remain pending in United States District Courts and a Texas state court on September 30, 2000, against, among others, subsidiaries of the Company.

                             FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


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

  On May 12, 1999, the United States District Court for the Northern District of Illinois issued a Preliminary Settlement Order in two of the actions, inter alia, preliminarily approving the proposed settlement. The Court also barred and enjoined the continued prosecution of the other actions. Further, the Court barred the commencement of any new actions in any state or federal court that assert any claims that would be released and discharged upon final approval of the settlement. The Court has conducted Fairness Hearings to determine the fairness, reasonableness, and adequacy of the proposed settlement and the parties await the Court's ruling.

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

                            FIRST DATA CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------


Significant Developments

During the first nine months of 2000, First Data Corporation ("FDC" or the "Company") continued to emphasize its three principal business segments: payment instruments, card issuer services and merchant processing services. The Company also continues to emphasize profitable growth, cost management and execution of core strategies. Additionally, FDC is seeking to realize growth from Internet opportunities by 1) enabling new and existing clients to do business on the Internet, 2) expanding into adjacent business-to-business and person-to-person Internet marketplaces and 3) making strategic investments in emerging Internet
and payment systems technologies.   The Company created a fourth segment in the
third quarter of 2000 to track these emerging payments businesses as noted below.

In the payment instruments segment, growth continues to be fueled by increases in international money transfers (a transfer either sent to or received from an international location [other than Mexico] and Canadian transactions that do not touch the United States). International money transfer revenues increased 41% (46% after adjusting for the weaker Euro) and 44% (50% after adjusting for the weaker Euro) in the quarter and nine months ended September 30, 2000, respectively, as compared to the same periods in 1999. This growth was driven primarily by transaction growth of 49% for the quarter and 52% for the nine months ended September 30, 2000.

In March 2000, card issuer services announced it had become the first in the industry to be registered to personalize all VISA financial chip card products. In May 2000, FDC announced it will form a joint venture to offer card and merchant processing services in Japan. In October 2000, card issuer services completed the largest account conversion in their history consisting of approximately 45 million JC Penney retail credit cards. Card issuer also recently signed a significant card production management contract covering plastics management, card creation, and card distribution.

With respect to the Company's U.K. card processing business ("FDRL"), the Royal Bank of Scotland ("RBS") informed FDRL that it did not intend to renew its contract in July 2001 for processing services. The loss of RBS and NatWest (NatWest was recently acquired by RBS) business represents approximately 2.7% of card issuers services' current annualized revenue, however, the Company has initiated restructuring activities to adjust its cost structure.

The merchant processing segment experienced merchant dollar volume processed growth of 24% and 37% for the quarter and nine months ending September 30, 2000, respectively, as compared to the same periods in 1999. Including the results for Paymentech, Inc. (acquired in July 1999) and Norwest (contributed to the Wells Fargo alliance in January 2000) comparably for the quarter and nine months ended in 2000 and 1999, dollar volume growth in 2000 would have been 14% and 15%, respectively. In June 2000, FDC announced its intent to purchase the Canada Trust MasterCard merchant acquiring portfolio. In addition, in July 2000 First Data Loan Company Canada (the "Loan Company") received approval to commence business from the Office of Superintendent of Financial Institutions and will serve as the acquiring entity for the Canada Trust portfolio. Additionally, the MasterCard Board approved the Loan Company's membership. In September 2000, the Company gained a controlling interest in one of the Company's merchant alliances. Revenues and expenses have been restated to the beginning of 2000 to reflect this alliance as a consolidated subsidiary.

In October 2000, the Company announced the launch of eOne Global, a business focused on identifying, developing, commercializing and operating emerging payment systems and related technologies supporting e-commerce and Internet payment products. eOne Global will be formed upon FDC's contribution of certain operating businesses and interests in Internet payment-related ventures and an outside investor's contribution of

                            FIRST DATA CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)


$135 million. FDC's contribution will include CashTax and equity positions and strategic marketing agreements including SurePay, Yclip.com, Meetchina.com, Coolsavings.com, Entrust Technologies Inc. into eOne Global. FDC will retain a 75% ownership interest in the new company. In order to facilitate the tracking of its emerging payments businesses, the Company established a new emerging payments segment in the third quarter. The agreements and investments noted above have been moved into and comprises the emerging payments segment in the third quarter of 2000.

In September 2000, FDC completed the merger of its joint venture, Transpoint, LLC, with Checkfree Holdings Corporation ("Checkfree"). The merger resulted in FDC receiving consideration of 6.6 million shares of Checkfree stock and recognizing a pre-tax gain of $186.0 million ($119.8 million after tax) upon consummation of the transaction.

During the nine months ended September 30, 2000, the Company incurred restructuring charges of $79.8 million ($49.7 million after tax). The charges represent facility closure costs and severance accruals for approximately 3,800 employees resulting from the downsizing and relocation of various departments.

In December 1999, the SEC released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. The Company adopted SAB 101 in the third quarter of 2000 and as a result, the Statements of Income for all prior periods have been restated to reflect the netting of certain revenues and expenses that were previously presented gross. The adoption of SAB 101 only impacted the card issuer services segment.

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


Results of Operations

The Company derives revenues in each of its reportable segments based principally on the number of transactions processed, a percentage of dollar volume processed or on a combination thereof. For the three months ended September 30, 2000, total revenues increased 4% to $1.44 billion from $1.38 billion in the prior year quarter, and for the nine months ended September 30, 2000, total revenues increased 4% to $4.20 billion from $4.02 billion in the prior year nine months. Excluding the impact of business divestitures, the Company's revenue growth rate for the third quarter 2000 was 12% and for the first nine months of 2000 was 14%.

Product sales and other revenues increased 30% from $26.7 million in the third quarter of 1999 to $34.6 million in the same period of 2000. Product sales and other revenues increased 26% from $75.8 million in the first nine months of 1999 to $95.6 million for the first nine months of 2000. This increase is due primarily to an increase in incentive payments received from a partner in a previously formed merchant alliance.

For the third quarter of 2000, operating expenses increased 1% to $875.6 million from $866.5 million in the same period of 1999. For the nine months ended September 30, 2000, operating expenses increased 1% to

                            FIRST DATA CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

$2,618.4 million from $2,586.1 million in the nine month period in 1999. Increases in operating expenses in the third quarter were primarily due to the consolidation of a merchant alliance. Other increases were more than offset by decreases due to business divestitures and reduced Y2K readiness expense for the nine months ended September 30, 2000. As a result, operating expenses as a percent of revenue decreased in the third quarter and nine months ended September 30, 2000 as compared to the same periods in 1999.

Selling, general and administrative expenses increased 5% to $208.0 million in 2000's third quarter compared to $197.6 million for the same period in 1999. For the nine month period, selling, general and administrative expenses increased 6% to $638.8 million in 2000 from $603.7 million in 1999. As a percentage of revenue from continuing operations, selling, general and administrative expenses were relatively flat on a quarter and year to date basis. The dollar increase primarily reflects increased employee costs and advertising and promotion spending. The increase was partially offset by the impact of business divestitures.

Interest expense decreased 5% to $26.1 million in the third quarter of 2000 from $27.4 million in the third quarter 1999, and 12% to $65.4 million for the nine month period of 2000 from $74.4 million for the nine month period of 1999. The decrease is due principally to overall reductions in average debt balances funded by strong cash flow from operations and the proceeds from the sale of Investor Services Group in the fourth quarter of 1999.

FDC's effective tax rate for the third quarter of 2000 was 30.5%, compared with 1999's third quarter rate of 27.4%. Excluding the impact of restructuring and business divestitures, and other one-time items, the effective tax rate decreased 0.1 percentage points to 28.5% in the third quarter of 2000 compared to 28.6% in 1999's third quarter. Comparable rates for the nine month periods were 28.5% and 29.7% for 2000 and 1999, respectively. This decrease is primarily due to an increase in previously taxed equity earnings and various other changes to items such as non-deductible goodwill and the Company's effective state tax rate.

Net income of $308.3 million and $689.7 million for the third quarter and nine months ended September 30, 2000, respectively, was up from $207.1 million and $541.4 million in the comparable periods of 1999. Excluding restructuring, business divestitures, and other one-time items, net income increased 14% to $236.4 million from $208.1 million for the third quarter and net income increased 17% to $625.5 million from $534.3 for the nine months ended September 30, 2000. These increases were primarily the result of margin improvements in the combined core businesses, driven primarily by strong volume trends and the impact of significant cost management initiatives. Diluted earnings per share ("EPS") increased 56% to $0.75 for the third quarter and 33% to $1.65 for the nine months ended September 30, 2000. Excluding the impact of restructuring and business divestitures and other one-time items, diluted EPS increased 21% to $0.58 for the third quarter and 23% to $1.50 for the nine months ended September 30, 2000.

Payment Instruments

Total revenues in the payment instruments segment increased by 18% (on a tax-equivalent basis) to $596.4 million in the third quarter of 2000, as compared to $503.7 million in the same period of 1999. Year-to-date revenues increased by 18% to $1,695.3 million in 2000 from $1,431.0 million in 1999. The increase in revenues was fueled by 23% and 20% growth in worldwide money transfer transactions in the third quarter and nine months of 2000, respectively. Total money transfer revenue increased 17% to $482.5 million in the third quarter of 2000 compared to the same period in 1999 and increased 18% to $1,373.3 million for the nine months ended September 30, 2000. International money transfer revenue grew 41% (46% after adjusting for the weaker Euro) for the three months ended September 30, 2000 with transaction growth of 49%. Payment Instruments continues to achieve market penetration with a 21% increase in agent locations over the third

                            FIRST DATA CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

quarter of 1999. At September 30, 2000 there were nearly 94,000 agent locations in 185 countries and territories.

Operating profits for the third quarter of 2000 grew 19% over the same period in 1999, from $160.0 million to $190.2 million. Operating profits increased 18% to $481.5 million for the first nine months of 2000 as compared to $408.6 for the same period last year. Results were fueled by the revenue growth noted above.

Card Issuer Services

Total revenues in the card issuer services segment grew 1% for the third quarter of 2000 to $363.2 million as compared to $361.1 million for 1999's third quarter. For the nine month period, card issuer services segment revenues grew 8% to $1,099.1 million in 2000 from $1,016.0 million in 1999. Card accounts on file as of September 30, 2000 were over 261 million, an increase of 0.7%. Revenue growth in the near term is not expected to be as robust as prior quarters primarily due to the annualization of the large number of new accounts converted in the third quarter of 1999 as well as certain deconversions. The Company has a pipeline of more than 54 million retail and bankcards to be converted, with most scheduled to convert in 2002 and 2003. Certain milestones for core system developments have been delayed due to, among other things, start-up of the Wal-Mart portfolio and conversion of the JC Penney portfolio, which have added approximately 46 million card accounts on file, and recent finalization of the plan for the future architectural foundation for the card issuer services platform. While management is confident that these system developments will be completed, some account conversions have been delayed from previously anticipated 2001 conversions. Management does not expect this delay will have any effect on revenue or earnings objectives for future years for either the card issuer services segment or the Company as a whole.

Due to the adoption of SAB 101 in the third quarter of 2000, card issuer services revenues and operating expenses were each reduced by $6.2 million and $17.2 million for the three months ended September 30, 2000 and 1999 respectively, and $25.9 million and $43.8 million for the nine months ended September 30, 2000 and 1999 respectively, to reflect certain transactions on a net versus gross basis.

Operating profit for the card issuer services segment increased 14% to $73.5 million in the third quarter of 2000 from $64.7 million in 1999. Year-to-date profit increased 16% to $223.8 million in 2000 from $193.0 million in 1999. Improved performance was driven by cost management initiatives, including a workforce reduction in the first quarter of 2000, and productivity improvements that resulted in significant operating margin improvements (from 17.9% to 20.2% for the quarter and from 19.0% to 20.4% year to date). Adoption of SAB 101 in the third quarter of 2000 had no impact on the reported operating profits for the card issuer services segment.

Merchant Processing Services

Revenues in the merchant processing services segment grew 17% and 16% to $454.9 million and 1,311.2 million for the third quarter and nine months of 2000 compared to $387.9 million 1,126.0 million for third quarter and nine months ended 1999, respectively. Revenues were positively impacted by FDC gaining a controlling interest in one of the Company's merchant alliances in the third quarter of 2000. Results for the first six months of 2000 have been restated to reflect the consolidation of the alliance. Total merchant dollar volume grew 24% (14% adjusted for Paymentech and Norwest as described below) over the third quarter of 1999 to $107.5 billion in 2000. Revenue growth was driven by growth in the dollar volume processed. Revenues grew more slowly than dollar volume processed because the increased dollar volume also includes volume of the Company's alliances, which are generally accounted for under the equity method of accounting. If all bank alliances were consolidated and if Paymentech (acquired in July 1999) and Norwest (contributed to the Wells Fargo alliance in January 2000) were owned during the first nine months of 1999, on a proforma basis, merchant processing service segment revenue would have increased 13% and 12% for the three and nine months ended September 30, 2000, respectively.

Operating profits increased 26% to $137.3 million for the third quarter of 2000 from $108.9 million for the

                            FIRST DATA CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

1999 third quarter. Operating profits increased 25% to $347.6 million for the first nine months of 2000 as compared to $277.8 million for the same period last year. This improvement is reflective of strong volume and increased margins due to the impact of significant cost reduction initiatives.

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

Emerging Payments

Revenues for the emerging payments segment were $16.4 million and $17.5 million for the three months ended September 30, 2000 and 1999, respectively, representing revenues of the CashTax operating company that will be contributed to the eOne Global venture, discussed previously. This operating company was previously reported in the Payment Instruments segment. Revenues for the nine months ended September 30, 2000 and 1999 were $55.0 million and $52.9 million, respectively.

For the three months ended September 30, 2000 operating loss was $0.4 million. Operating profit was $2.2 million for the three months ended September 30, 1999. Results reflect operating profits of the one operating unit in the segment offset by spending on e-commerce initiatives. Nine month results reflect operating profits of $8.1 million and $6.6 million for 2000 and 1999, respectively.


All Other and Corporate

Revenues from other operations decreased 24% from the third quarter of 1999 to $46.7 million. Year-to-date revenues decreased 18% to $150.8 million from $184.3 million in 1999. Operating profits decreased $14.6 million to a $6.6 million loss for the three months ended September 30, 2000 and decreased $23.5 million to a $6.8 million loss for the nine months ended September 30, 2000. This decline resulted from lower revenues from several operating units and the discontinuance of a specialty services joint venture in the third quarter of 1999.


Restructuring, Business Divestitures, Impairment and Litigation

During the three and nine months ended September 30, 2000, the Company incurred restructuring charges of $64.4 million ($40.2 million after tax) and $79.8 million ($49.7 million after tax), respectively; $0.3 million and $2.6 million related to payment instruments, $59.1 million and $69.6 million related to card issuer services and $5.0 million and $7.6 million related to all other and corporate. The charges represent facility closure costs of $9.6 million and severance accruals of $70.2 million for approximately 3,800 employees resulting from the downsizing of certain operations.

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

In September 2000, the Company signed a letter of intent to sell a small subsidiary and, as a result, recorded an impairment charge of approximately $5.4 million. During the three and nine months ended September 30, 2000 the Company also recorded net benefits of $8.7 million and $9.2 million, respectively, related to the true-up of certain previously recorded divestiture related accruals (reported on the "Restructuring, Business Divestitures, Litigation and Impairment" line on the Consolidated Statements of Income). Restructuring, merger and divestiture accruals are reviewed each period. As with the above, balances in excess of anticipated requirements are reversed through the same Statement of Income caption in which they were originally recorded. In addition to the restructuring charges, during the nine months ended September 30, 2000, the Company recorded a $2.8 million asset impairment charge related to a customer contract.

Also in September 2000, the Company completed the sale of their interests in TransPoint LLC to Checkfree Holdings Corporation ("Checkfree"). As a result of this transaction, FDC recognized a pre-tax gain of $186.0 million ($119.8 million after tax).

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

In May 1999, the Company announced that its Western Union business unit received preliminary approval for a proposed settlement of all claims in several class action lawsuits pertaining to the Company's U.S.-to-Mexico money transfer business. Under the terms of the proposed settlement, FDC will establish a charitable fund for the advancement of Mexican and Mexican-American causes in the amount of $4 million. Western Union will also issue discount coupons to its customers who transferred money to Mexico from January 1, 1987 to August 31, 1999. In addition, the Company will issue coupons for discounts on future Western Union transactions to customers who transferred money to Mexico from January 1, 1988 to December 10, 1996 using the MoneyGram service because the MoneyGram service was previously operated by a subsidiary of the Company. FDC recorded a second quarter 1999 pre-tax charge of $34.1 million and a fourth quarter 1999 charge of $2 million to reflect legal fees, the charitable fund and other outside administrative costs in connection with the settlement. Future discounts related to coupon redemption will be recorded as incurred. At September 30, 2000, the remaining accrual was $18.3 million. The Company is awaiting the Court's determination as to the fairness and adequacy of the proposed settlement.

In May 1999, the Company sold its EBP Life business unit for cash proceeds of $14.5 million. As a result of this transaction FDC recorded a pre-tax gain of $4.5 million in the second quarter of 1999.

In July 1999, the Company completed the sale of its Donnelley Marketing subsidiary to infoUSA for approximately $200 million in cash. As a result of this transaction a pre-tax loss of $29.8 was recorded in the second quarter of 1999 upon the signing of a definitive purchase agreement in June 1999.

In September 1999, the Company recorded a pre-tax loss of $13.5 million related to the termination of a specialty services joint venture. The charge represents the funding required for the joint venture shutdown and payment of a customer termination fee. Also in September 1999, a $7.4 million merger accrual related to the 1995 merger of FDC with First Financial Management Corporation (with no tax effect) was reversed due to the favorable resolution of a contingency in the third quarter.

                            FIRST DATA CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

Capital Resources and Liquidity

FDC maintained a strong financial position during the third quarter of 2000. Cash and cash equivalents were $592.3 million at September 30, 2000 compared to $1,044.0 million at December 31, 1999. Cash and cash equivalents at December 31, 1999 included a significant amount of liquidity on hand in preparation for any potential Y2K related funding needs. These funds were utilized in 2000 to pay down borrowings and pay taxes related to the sale of Investor Services Group in the fourth quarter of 1999. FDC utilized cash flows from operating activities to reinvest in its existing businesses, contribute to the financing of business expansion, pay down short-term and long-term borrowings and fund treasury stock purchases.

Operating activities generated cash of $665.0 million for the nine months ended September 30, 2000 compared to $939.4 million for the nine months ended September 30, 1999. This decrease is primarily due to the first quarter 2000 tax payments associated with the fourth quarter 1999 sale of Investor Services Group and an increased net use of cash resulting from changes in working capital.

FDC reinvests cash in its existing businesses principally to expand its processing capabilities through property and equipment additions, to establish customer-processing relationships through contract payments and costs for conversion and to acquire or develop software for use in its operations. Capitalized amounts of these cash outlays decreased to $190.6 million for the first nine months of 2000 as compared to $340.9 million for the first nine months of 1999. For the full year 2000, the Company expects such total non-acquisition spending to be less than 1999's full year total of $430.3 million.

Overall, FDC's operating cash flow for the nine months ended September 30, 2000 exceeded its investing activities associated with additions to property and equipment and capitalized contract and systems development costs by $474.4 million. These cash sources contributed to funds utilized for short-term and long-term borrowing repayments and treasury stock purchases.

In the first nine months of 2000, the Company had net cash outlays of $95.2 million for acquisitions and payments relating to businesses previously acquired as compared to $500.1 million in 1999. The Company also received cash proceeds of $35.7 million relating to dispositions during the nine months ended September 30, 2000 as compared to $242.2 million for the same period in 1999.

The Company's net use of cash for financing activities was due to share repurchases under the Company's $1 billion and $750 million share repurchase programs discussed below, share repurchases in connection with the exercise of stock options and dividend payments partially offset by proceeds from stock option exercises and other employee stock benefit programs and increases in short term borrowings. Net cash used in financing activities was $821.6 million during the first nine months of 2000, as compared to $176.7 million in the same period in 1999.

The Company made cash outlays totaling $1,275.6 million in the nine months ended September 30, 2000 to repurchase shares of its common stock under common stock repurchase plans and to cover stock option exercises. Proceeds from stock option exercises totaling $188.3 million partially offset these outlays. In addition, the Company continued its practice of paying quarterly cash dividends, resulting in $24.4 million of cash payments to the Company's common stockholders during the first nine months of 2000.

The Company completed the $750 million stock repurchase authorized by the Board of Directors in July 1999

                            FIRST DATA CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

by purchasing 6.1 million of its common shares at a cost of $265 million during the first quarter of 2000. A total of 16.7 million shares were repurchased under this program. In May 2000, the Board of Directors authorized a $1 billion stock repurchase. The Company repurchased 12.5 million of its common shares at a cost of $562.4 million during the third quarter and 14.5 million of its shares at a cost of $661.0 million during the first nine months of 2000 under this new authorization.

The Company has two outstanding shelf registration facilities, one providing for the issuance of debt and equity securities under which $525 million remains available and the other providing for the issuance of approximately 10 million shares of the Company's common stock in connection with certain types of acquisitions.

Included in cash and cash equivalents on the Consolidated Balance Sheet at September 30, 2000 is $70 million related to required investments of cash in connection with the Company's merchant card settlement operation. FDC has remaining available short-term borrowing capability of approximately $695.0 million at September 30, 2000 under the Company's commercial paper program, uncommitted bank credit lines and its $300 million extendable commercial notes program. The Company believes that its current level of cash and financing capability along with future cash flows from operations are sufficient to meet the needs of its existing businesses. However, the Company may from time to time seek longer-term financing to support additional cash needs or reduce its short-term borrowings.



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

                    Independent Accountants' Review Report


The Stockholders and Board of Directors
First Data Corporation


We have reviewed the accompanying consolidated balance sheet of First Data Corporation as of September 30, 2000 and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2000 and 1999, and the consolidated statements of cash flows for the nine month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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



Atlanta, Georgia
October 12, 2000

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. None of these matters, either individually or in the aggregate, currently is material to the Company except as reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (the "Annual Report"), and discussed in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (the "Quarterly Report').
There were no material developments in the litigation matters previously disclosed except for the developments discussed below.

In the action filed by Luis Pelayo that was previously reported in the Annual Report and discussed in the Quarterly Report, a small number of class members filed objections to, opted out of, or withdrew their request to be excluded from the proposed settlement. The parties filed responses to any newly filed objections. Judge Pallmeyer conducted the final day of proceedings in the Fairness Hearing in this action on August 11, 2000 and the parties submitted proposed Findings of Fact and Conclusions of Law as directed by the Court.

In the action filed by Raul Pineda that was previously reported in the Annual Report and discussed in the Quarterly Report, a small number of class members withdrew their request to be excluded from the proposed settlement. Judge Pallmeyer conducted the final day of proceedings in the Fairness Hearing in this action on August 11, 2000 and the parties submitted proposed Findings of Fact and Conclusions of Law as directed by the Court.

In July 2000, the action filed by Julieta Amorsolo and Apolonio Ezequiel Viruel Torres (the "Amorsolo action") and the action filed by Raul Garcia which were
             --------
previously reported in the Annual Report (the Amorsolo action also was discussed
                                              --------
in the Quarterly Report), were reassigned to the Complex Civil Litigation Pilot Program, the Honorable Victoria G. Chaney presiding. Judge Chaney conducted a status conference in these actions on September 14, 2000, and scheduled a further status conference in these actions and a hearing on the demurrer and motion to strike in the Amorsolo action for October.
                        --------


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

(b) Reports on Form 8-K
-----------------------

  None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                FIRST DATA CORPORATION
                                           ---------------------------
                                                    (Registrant)




Date:  November 14, 2000                   By /s/ Kimberly S. Patmore
       -----------------                     -----------------------------
                                              Kimberly S. Patmore
                                              Executive Vice President and
                                              Chief Financial Officer
                                              Principal Financial Officer)


Date:     November 14, 2000                By /s/ Brian Mooney
          -----------------                  -----------------------------
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