Form 10-K
period 2000-12-31
FIRST DATA CORP
filed 2001-03-22
CIK 883980

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2000

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from            to
                                   ------------  ----------------------

                        Commission file number 1-11073

                            FIRST DATA CORPORATION
            (Exact name of registrant as specified in its charter)

          DELAWARE                                    47-0731996
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification No.)

5660 NEW NORTHSIDE DRIVE, SUITE 1400, ATLANTA, GEORGIA   30328
--------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code  (770) 857-0001
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class                Name of each exchange on which registered
    -------------------                -----------------------------------------
Common Stock, $.01 par value                       New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                2% Senior Convertible Contingent Debt Securities
                          ----------------------
    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---    ---
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    Common shares of the registrant outstanding at February 28, 2001 (excluding treasury shares) were 394,836,354. The aggregate market value, as of March 1, 2001 of such common shares held by non-affiliates of the registrant was approximately $24 billion. (Aggregate market value estimated solely for the purposes of this report. This shall not be construed as an admission for the purposes of determining affiliate status.)

                      DOCUMENTS INCORPORATED BY REFERENCE
   Part III: Portions of Registrant's Proxy Statement relating to the Annual
               Meeting of Stockholders to be held on May 9, 2001

                                    PART I

ITEM 1. BUSINESS

General

First Data Corporation ("FDC" or "the Company") operates in four business segments: payment services, merchant services, card issuing services, and emerging payments representing approximately 97% and 95% of FDC's consolidated revenues from continuing operations in 2000 and 1999 respectively. Payment services includes Western Union, Integrated Payment Systems ("IPS"), and Orlandi Valuta Companies and is the leading provider of nonbank domestic and international money transfer and payment services to consumers and commercial entities, including money transfer, official check and money order services. Merchant services is comprised primarily of First Data Merchant Services, TeleCheck, the Company's check and bankcard collections business and First Data Financial Services ("FDFS"). This segment provides merchants with credit and debit card transaction processing services, including authorization, transaction capture, settlement, Internet-based transaction processing, check verification and guarantee and collection services. Card issuing services encompasses domestic and international card processing services. This segment provides a comprehensive line of processing and related services to financial institutions issuing credit and debit cards and to issuers of oil and private label credit cards, including information-based products for enhanced decision making and marketing. First Data Solutions also is included in the card issuing services segment, providing consumer and business solutions in the areas of risk and fraud management and information verification associated with granting of credit, customer service and debt collecting. The emerging payments segment, created in the third quarter of 2000, consists of eONE Global, a leader in identifying, commercializing and operating emerging payment technologies that support Internet and wireless payment products. The remainder of the Company's business units are grouped in the "All other and Corporate" category, which includes TeleServices, Call Interactive, International Banking Technologies ("IBT"), and Corporate operations. The Company's business strategy is to generate recurring revenue by developing long-term contractual relationships with clients who have decided to outsource various transaction and information processing services.

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

Significant Developments

In 2000, the Company continued to emphasize its three principal business segments: payment services, merchant services and card issuing services. The Company also continues to focus on revenue growth, cost management and execution of core strategies. FDC continues to seek growth in these core segments from Internet opportunities by enabling new and existing clients to do business on the Internet, and expanding into adjacent Internet marketplaces. In the third quarter 2000, the Company established its fourth segment, comprised of eONE Global, which was created to identify, develop, commercialize and operate innovative emerging payment businesses.

In the payment services segment, Western Union announced its intent to acquire a 25% equity interest in FEXCO in 2001, one of Ireland's largest financial services companies, expanding its opportunities in the European market. Western Union also signed a five-year agreement with the Government of India, Department of Posts, to expand the availability of Western Union Money Transfer services throughout India. The new agreement adds more than 3,000 new Western Union agent locations. In addition, Western Union signed a five-year contract with Rite Aid, expanding the availability of the Company's money transfer service to over 1,600 Rite Aid retail outlets in the United States. In January 2001, Western Union acquired Bidpay.com, a provider of web based payment services to online auction markets.

In September 2000, FDC completed the merger of its joint venture, TransPoint, LLC, with Checkfree Holdings Corporation

("Checkfree"). The merger resulted in FDC receiving consideration of 6.6 million shares of Checkfree stock and recognizing a pre-tax gain of $186.0 million upon consummation of the transaction.

In 2000, Merchant services increased its presence in Canada by purchasing the Canada Trust MasterCard merchant portfolio and First Data Loan Company Canada received approval to commence business as a merchant acquiring entity. In January 2000, Wells Fargo contributed its Norwest portfolio to the Wells Fargo alliance. In September 2000, the Company gained a controlling interest in one of the Company's merchant alliances. Revenues and expenses have been restated to the beginning of 2000 to reflect this alliance as a consolidated subsidiary.

In March 2000, card issuing services announced it had become the first in the industry to be registered to personalize all VISA financial chip card products. In May 2000, FDC announced the formation of a joint venture (finalized in February, 2001) to offer card and merchant services in Japan. In October 2000, card issuing services completed the largest account conversion in its history consisting of approximately 44 million JC Penney retail credit cards. Card issuing services extended its card production management contract covering plastics management, card creation, and card distribution with Chase Manhattan Bank to 2010. Also, card issuing services has signed a long-term agreement to continue to provide processing services for certain Citibank USA bankcard accounts and the Associates National Bank (Delaware) portfolio. During 2000 and January 2001, card issuing services renewed more than 25 long-term contracts ranging in terms of 5-7 years.

In November 2000, the Company launched eONE Global, a business focused on identifying, developing, commercializing and operating emerging payment systems and related technologies supporting e-commerce and Internet payment products. eONE Global was formed upon FDC's contribution of certain operating businesses and interests in Internet payment-related ventures and iFormation Group's (a strategic partner comprised of The Boston Consulting Group Inc., General Atlantic Partners LLC, and The Goldman Sachs Group) contribution of $135 million. FDC's contribution included CashTax and various equity investments and strategic marketing agreements, including SurePay, Yclip.com, Meetchina.com and Coolsavings.com. FDC has retained approximately a 75% ownership interest in the new company and iFormation Group received approximately a 25% ownership interest and a warrant to purchase 1.75 million shares of FDC common stock. The agreements and investments noted above have been moved into and comprise the emerging payments segment, established by the Company in the third quarter of 2000.

During 2000, the Company incurred net restructuring charges of $75.9 million ($47.2 million after tax). The charges represent net facility closure costs and severance accruals for approximately 3,800 employees resulting from the downsizing and relocation of various departments.

The Company wrote-down its investment in Excite@Home by recording a non-cash, non-operating $33.6 million charge at year-end. This investment arose from the 1999 merger-related exchange of the Company's investment in iMall shares for Excite@Home shares which resulted in a non-cash $19.8 million gain.

FDC is the market leader in its three major segments: payment services, merchant services and card issuing services. The Company continues to focus on enhancing these core business areas and to assess how best to serve its customer base as well as pursue opportunities to expand its emerging payments businesses. Among the actions the Company believes are necessary to continue its leadership position is a focused effort to develop new products and services and to enhance its processing platforms in response to Company growth, client requirements, changing technology and expanding e-commerce initiatives. In this regard, the Company continues to upgrade its business continuity plans to reflect new systems and platforms developed to support these actions. Also, the Company continues to take action to further streamline operations and reduce costs.

Operating Segments

The Company operates in four business segments: payment services, merchant services, card issuing services and emerging payments. Financial information relating to each of the Company's industry segments is set forth in Note 15 to the Company's consolidated financial statements contained in this report.

Payment Services

The payment services segment includes Western Union, Integrated Payment Systems ("IPS"), and Orlandi Valuta Companies and is the leading provider of nonbank money transfer and payment services to consumers and commercial entities, including money transfer, official check and money order. As the leading provider of nonbank money transfer services, Western Union utilizes an agent network of over 44,000 agent locations in North America (United States, Canada and Mexico) and 57,000 international agent locations to provide money transfer services to consumers in 186 countries and territories. The primary market for these services is comprised of people who periodically need to send or receive cash quickly to meet emergency situations, to send funds to family in other locations or to use nonbank financial services to pay bills or meet other obligations. Through Western Union's Easy Pay and Quick Collect services, FDC also offers bill payment services to utility companies, collection agencies, finance companies and other institutions. Official checks serve as an alternative to a bank's own disbursement items such as teller's or bank checks. Money transfer transactions totaled 88.9 million in 2000, compared to 73.5 million in 1999 and 61.4 million in 1998.

In the payment services segment, the Company derives its revenues from transaction processing fees and from the investment of funds received from the sale of payment instruments (primarily official checks and money orders), net of commissions paid to certain selling agents. These investments are the primary component of settlement assets on the Company's consolidated balance sheets. In addition, the Company has historically derived additional revenue from its management of currency exchange spreads in its international money transfer business. On a pre-tax equivalent basis, payment service revenues comprised 41% of FDC's total revenues in 2000, compared with 36% in 1999 and 32% in 1998.

Merchant Services

The merchant services segment is comprised of First Data Merchant Services ("FDMS"), TeleCheck, the Company's check and bankcard collections business, and First Data Financial Services ("FDFS"). This segment provides merchants with credit and debit card transaction processing services, including authorization, transaction capture, settlement, Internet-based transaction processing, check verification and guarantee and collection services. FDMS is the largest provider of merchant credit and debit card transaction processing services in the United States. Its services include authorization, transaction capture, settlement, chargeback handling, and Internet-based transaction processing. The substantial majority of these services pertain to transactions in which payment is made through MasterCard or VISA bank cards. TeleCheck, a check acceptance company, provides electronic check conversion, check guarantee, check verification and collections services. TeleCheck Collections provides delinquent account processing, including pre-charge off collection outsourcing services. FDFS, through a majority owned subsidiary, provides credit card, debit card and money transfer services to gaming establishments and their customers. The percentages of FDC's revenues from this segment's services were 32%, 28%, and 28%, respectively, during the years ended December 31, 2000, 1999 and 1998.

A key element of FDC's strategy in the merchant processing area involves joint-venture alliances with bank partners and implementation of International, debit and Internet commerce initiatives. Under the alliance program, FDC and a bank create a joint venture into which merchant contracts are contributed. Each joint venture alliance requires successful management of the relationship between the Company and the bank partner in that alliance. FDMS benefits by continuing to provide point-of-sale card processing for the contributed merchants and new merchants signed up by either the bank's or the venture's dedicated sales force. The bank benefits by maintaining the merchant banking relationship. Alliance partner banks provide cash clearing and settlement functions, while FDC provides transaction processing and certain back-office functions. There were seven participating banks in the program as of December 31, 2000.

The alliance strategy could be affected by further consolidation among financial institutions. Merchant Services expects that the shift in payment methods from cash and check to electronic and card based payments will continue to benefit the alliances' internal growth. Internet commerce also presents a growth opportunity for the Merchant Services segment. While Internet commerce currently accounts for a small portion of the segment's transactions, it is growing rapidly.

The Company's primary merchant card processing center is located in Hagerstown, Maryland with additional volumes of merchant card transactions being processed at FDMS's card issuing processing center in Omaha, Nebraska. These centers support merchant electronic cash registers, Internet commerce, and dial up point-of-sale authorization and draft capture terminals. Also, voice authorization services are provided to merchants without electronic authorization capabilities and in the event that electronic authorization capabilities are interrupted. Transaction information is transmitted electronically through the MasterCard and VISA networks, and may be posted to a cardholder account maintained by FDC's card issuing services area.

FDMS's revenues are generated from fees charged for full service merchant processing performed directly for merchants and for the alliances, and fees are based on a percentage of dollar volume processed or on a per transaction basis. The Company provided full service domestic merchant card processing on Visa and MasterCard transaction dollar volume totaling $425 billion in 2000, compared with $328 billion in 1999 and $252 billion in 1998. Merchant transactions processed totaled 8.0 billion in 2000, compared to 6.4 billion in 1999 and 5.0 billion in 1998. Fees charged to customers for check guarantee services are generally based on the dollar volume of transactions processed, whereas verification fees are based on the number of transactions. TeleCheck also offers collection services in conjunction with its check verification services.

Card Issuing Services

The card issuing services segment encompasses domestic and international card processing. This segment provides a comprehensive line of processing and related services to financial institutions issuing credit and debit cards and to issuers of oil and private label credit cards. Within this segment, First Data Resources ("FDR") (with its principal operating facilities in Omaha, Nebraska) provides a comprehensive line of products and processing and related services to financial institutions issuing VISA and MasterCard credit cards, debit cards and oil company and retail store credit cards. Financial institution clients include a wide variety of banks, savings and loan associations and credit unions. Also included in this segment is First Data Solutions, a provider of consumer and business solutions in the areas of risk and fraud management and information verification associated with granting of credit, collecting debt and customer service. This business was formerly a part of all other and corporate and was moved to card issuing to reflect current management reporting relationships. Collectively, this segment's services constituted approximately 26% of the Company's total revenues in 2000 and approximately 25% of the Company's total revenues in 1999 and 1998.

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

Currently, FDC's operations in the United Kingdom and Australia are the Company's principal processing facilities located outside the United States. FDC is the largest third-party provider of card processing services in the United Kingdom, with over 27 million card accounts on file at December 31, 2000. Services provided generally mirror the Company's domestic card issuing and merchant services provided to financial institutions. The Company also provides third-party bankcard processing in Mexico and portions of Latin America. In addition, FDC operates the largest independent electronic funds transfer network in Australia, providing ATM, EFTPOS, smartcard, pay-by-phone and internet payment processing services to over 400 financial institutions and merchant clients.

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

Emerging Payments

The Company established the emerging payments segment in the third quarter of 2000. The emerging payments segment is comprised solely of eONE Global as described above. The segments have been restated to reflect the movement of the operations of CashTax from payment services and equity positions and strategic marketing agreements including Yclip.com, Meetchina.com and Coolsavings.com from the other segments to emerging payments. CashTax is a provider of electronic tax processing services to banks and government agencies.

All Other and Corporate

The remainder of the Company's business units are grouped in the all other and corporate category, which includes TeleServices, IBT, Call Interactive and Corporate operations.

TeleServices is a provider of voice-center services to telecommunications and financial services industries. IBT develops in-store branch banking programs and derives its revenues from fees earned during the design and installation phases, and the ongoing management of the in-store program. Call Interactive is a provider of customized 800 telephone interactive voice services that gather, process and disseminate information for client needs. Revenues from these services consist of fees paid by clients which generally are based on call volume, duration and the number of transactions.

Marketing

FDC markets its services through a variety of channels including direct solicitation and general advertising. The Company's employees are utilized in the direct solicitation of new clients and the cross selling of additional FDC services to existing clients. Direct sales efforts by both Company employees and bank alliance partner employees in the merchant services segment have been effective in signing new merchant clients.

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

In the payment services segment, FDC's money transfer services compete with one international provider, as well as numerous other niche providers. The Company also competes with bank wire transfer services (primarily available to commercial users). In addition, the Company faces several established competitors in providing commercial money transfer services. FDC's money order services primarily compete with postal money orders and those of one other international provider.

The Company's merchant service areas compete against several other national service providers, and against banks that continue to provide these services to their merchant customers. FDC's check acceptance area is in competition principally with two other national companies.

FDC's card issuing segment competes with other third-party cardholder processors as well as banks that process their accounts internally.

In addition, many of the Company's businesses are involved in Internet e-commerce or have Internet applications. This Internet e-commerce nexus presents growth opportunities that the Company is pursuing through the newly created emerging payments segment. Internet e-commerce is characterized by both rapid growth as well as rapid technological change and presents, in addition to significant opportunities for the Company, the potential for other Internet companies to enter the Company's markets.

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

Bank industry consolidation impacts existing and potential clients in FDC's service areas, primarily relating to card issuing services and payment services. In addition, certain merchant processing alliance relationships have been impacted as a result of consolidations. However, merchant services expects that the shift from cash and check transactions to electronic and card transactions will continue to benefit the Alliance's internal growth. In the aggregate, bank mergers have not significantly affected the Company to date. However, FDC could lose business in connection with future client mergers if the surviving or acquiring entity utilizes in-house processing services or those of a competitor of the Company.

Employees and Labor Relations

At December 31, 2000, the Company employed approximately 27,000 employees, approximately 94% percent of whom were full-time employees. A portion of FDC's approximately 2,700 employees in the United Kingdom are members of UNIFI (formerly the Banking Insurance & Finance Union). In addition, Western Union has two three-year labor contracts (expiring August 6, 2004) with the Communications Workers of America, AFL-CIO and its local 1177, representing 45% of approximately 2,400 employees. The Company's employees are not otherwise represented by any labor organization. The Company believes that its relations with its employees and the labor organizations identified above are generally good.

Executive Officers of the Registrant

See Item 10 of this Form 10-K.

ITEM 2.  PROPERTIES

As of December 31, 2000, the Company and its subsidiaries own or lease approximately 300 properties, totaling approximately 6.8 million square feet. These facilities are used for operational, sales and administrative purposes. The following table describes the facilities which contain more than 10,000 square feet that are used in connection with the Company's operations.

                                                                              Facilities Leased
                                Leased Facilities        Owned Facilities     with Option to Buy
                             ----------------------   --------------------    -------------------
                               No.    Appr. Sq. Ft.     No.  Appr. Sq. Ft.     No.  Appr. Sq. Ft.
                             -----    -------------   -----  -------------    ----  -------------
Facilities in the United
 States

       Payment Services         13          870,000      --             --     1          162,000
       Merchant Services        14          923,000      --             --     1           97,000
       Card Issuing Services    30        1,583,000       7      1,084,000     2          281,000
       Emerging Payments        --               --      --             --     -               --
       Corporate and Other       5          303,000       2        164,000     -               --

International Facilities
       Payment Services          1           13,000      --             --     -               --
       Merchant Services        --               --      --             --     -               --
       Card Issuing Services    11          395,000       1        270,000     -               --
       Emerging Payments        --               --      --             --     -               --
       Corporate and Other      --               --      --             --     -               --

The Company conducts operations domestically and internationally. Payment services has principal operations in Englewood, Colorado; St. Charles, Missouri and Montvale, New Jersey. Merchant services' principal operations are conducted in Melville, New York; Hagerstown, Maryland; Coral Springs, Florida; and Houston, Texas. The principal operations for card issuing services are located in Omaha, Nebraska; England and Australia. The Company's Corporate and other operations include the Company's corporate offices in Atlanta, Georgia and other principal facilities in Englewood, Colorado and Omaha, Nebraska.

The Company believes that its facilities are suitable and adequate for its businesses; however, the Company periodically reviews its space requirements and may acquire new space to meet the needs of its businesses or consolidate and dispose of or sublet facilities which are no longer required.

ITEM 3.  LEGAL PROCEEDINGS

As previously reported, on February 20, 1998, Plaintiffs Rita Sandoval and Andres Pena, individually and on behalf of all others similarly situated in the State of Texas, filed a complaint in the District Court of Morris County, Texas, against Western Union Financial Services, Inc. ("Western Union") (the "Sandoval action") a wholly owned subsidiary of the Company. Plaintiffs claim that Western Union charges an undisclosed "commission" when it transmits consumers' money by wire to Mexico, in that the exchange rate used in these transactions is less favorable than the exchange rate that Western Union receives when it trades dollars in the international money market. Plaintiffs assert that Western Union's failure to disclose this "commission" in its advertising and in the transactions violates state law. Plaintiffs seek to recover the purported damage suffered by each class member.

As previously reported, on April 20, 1998, Plaintiffs Luis Pelayo and Oscar Perales brought a putative class action against Western Union Financial Services, Inc. in the United States District Court for the Northern District of Illinois (the "Pelayo action"). The Plaintiffs later amended the complaint to add the Company and its Orlandi Valuta and Orlandi Valuta Nacional subsidiaries as defendants. The Plaintiffs make allegations substantially similar to those made in the Sandoval action described above, except that the Plaintiffs purported to assert their action on behalf of a nationwide class of persons who sent money from the United States to Mexico through Western Union's or Orlandi Valuta's wire transfer services. Plaintiffs seek declaratory and injunctive relief, compensatory damages, treble damages, punitive damages, attorneys' fees, prejudgment interest, and costs of suit.

As previously reported, on September 14, 1998, Plaintiff Raul Garcia filed a putative class action in the Superior Court of the State of California for the County of Los Angeles against, among others, the Company's subsidiary, Western Union Financial Services, Inc. (the "Garcia" action). The Plaintiff asserts claims based on factual allegations similar to those made in the Sandoval action described above, except that the Plaintiff purported to assert the action on behalf of persons who sent money from California to Mexico. Plaintiff also asserts that Western Union has discriminated against persons who use Western Union to transmit money to Mexico, in that the difference between the exchange rate at which Western Union purchased Mexican pesos and the exchange rate provided by Western Union to its customers transmitting funds to Mexico is greater than the difference between the exchange rate at which Western Union purchased foreign currency and the exchange rate provided by Western Union to its customers transmitting funds to other countries. The Plaintiff seeks injunctive relief, imposition of a constructive trust, an accounting, restitution, compensatory and statutory damages alleged to be in excess of $500 million, statutory penalties in an amount of $1,000 for each offense, punitive damages, attorneys' fees, prejudgment interest, and costs of suit.

As previously reported, on November 17, 1998, Plaintiffs Maria Rosa Ibarra, Rosa Maria Landin and Rigoberto Estrada brought a putative class action against the Company's Orlandi Valuta subsidiary in the United States District Court for the Central District of California seeking compensatory damages, treble damages, injunctive relief, attorneys' fees, and costs of suit. Plaintiffs filed an amended complaint on January 29, 1999, naming the Company as an additional defendant. The claims are based on factual allegations similar to those made in the Sandoval action described above, except that the Plaintiffs purported to assert their action on behalf of a nationwide class of persons who sent money from the United States to Mexico through Orlandi Valuta's wire transfer service and apparently on behalf of a statewide class. On May 3, 1999, the Court dismissed the federal statutory claims in the amended complaint, but not the state claims, and granted the Plaintiffs leave to amend the federal claims within 20 days.

As previously reported, on April 28, 1998, Plaintiff Raul Ross Pineda, individually and on behalf of all others similarly situated, filed a putative class action in the United States District Court for the Northern District of Illinois naming MoneyGram Payment Systems, Inc. as the defendant (the "Pineda action"). Integrated Payment Systems, Inc. ("IPS"), a subsidiary of the Company, subsequently was added as a defendant in that action. IPS operated an electronic money transfer service under the name "MoneyGram" prior to December 1996. The claims are based on factual allegations similar to those made in the Pelayo action described above. Mr. Pineda seeks declaratory and injunctive relief, damages in an amount to be proven at trial, treble damages, punitive damages, attorneys' fees, and cost of suit.

The Court granted final approval of the proposed settlements reached by the parties in the Pelayo and Pineda actions and entered final judgements on December 21, 2000. In approving the settlements, the Court permanently enjoined the continued prosecution of the Garcia, Sandoval and Ibarra actions as well as the commencement of any new actions that assert any claims that were released or discharged by the settlements. Under the settlements, the Company will establish a charitable fund for the advancement of Mexican and Mexican-American causes in the amount of $4 million. Western Union also will issue coupons for discounts on future money transfer transactions to Mexico to its customers who transferred money from the U.S. to Mexico between January 1, 1987 and August 31, 1999. In addition, the Company will issue coupons for discounts on future Western Union transactions to customers who transferred money to Mexico from January 1, 1988 to December 10, 1996 using the MoneyGram service because MoneyGram was previously operated by a subsidiary of the Company. The settlements also include reasonable attorneys' fees and costs as well as the costs of settlement notice and administration. On January 18, 2001, a number of the class members in the Pelayo action who objected to the settlement filed a notice of appeal from the final judgment in that action. On January 19, 2001, a similar notice of appeal was filed in the Pineda action by several of the class members who objected to the settlement in that action.

As previously reported, on January 11, 2000, Plaintiffs Julieta Amorsolo and Apolonio Ezequiel Viruel Torres brought a putative class action against First Data Corporation and its subsidiaries Western Union Financial Services, Inc. and Orlandi Valuta in the Superior Court of the State of California for the County of Los Angeles. The putative class consists of those persons who have used Western Union's or Orlandi Valuta's services after August 31, 1999 to transmit money from California to Mexico, or who have used the Western Union money transfer service to transmit money from California to Mexico and have opted out of the nationwide settlement in the Pelayo Action. Plaintiffs assert claims based on actual allegations similar to those made in the Sandoval action described above and seek injunctive relief, imposition of a constructive trust, an accounting, restitution, compensatory and statutory damages alleged to be in excess of $500 million, statutory penalties in an amount of $1,000 for each offense, punitive damages, attorneys' fees, prejudgment interest, and costs of suit. The Company intends to vigorously defend this action.

As previously reported, on January 19, 2001, Plaintiff Ann Cruz filed a putative class action in the United States District Court for the Eastern District of New York against the Company and its subsidiary, Western Union Financial Services, Inc., asserting claims on behalf of a putative worldwide class (excluding those consumers who were members of the class certified by the U.S. District Court for the Northern District of Illinois in the Pelayo action). Ms. Cruz claims that the Company and Western Union impose an undisclosed "charge" when they transmit consumers' money by wire to international locations, in that the exchange rate used in these transactions is less favorable than the exchange rate that Western Union receives when it trades currency in the international money market. Plaintiff further asserts that Western Union's failure to disclose this "charge" in the transactions violates 18 U.S.C. section 1961 et seq. and state deceptive trade practices statutes, and also asserts claims for civil conspiracy. Plaintiff seeks injunctive relief, compensatory damages in an amount to be proven at trial, treble damages, punitive damages, attorney's fees, and costs of suit. The Company intends to vigorously defend this action.

From time to time the Company is involved in various other litigation matters arising in the ordinary course of its business, none of which management believes, either individually or in the aggregate, currently is material to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The principal market for the Company's common stock is the New York Stock Exchange ("NYSE"). The following table sets forth, for the indicated calendar periods, the reported intraday high and low sales prices of the common stock on the NYSE Composite Tape and the cash dividends per share of common stock. At March 12, 2001, the registrant had 3,185 common stockholders of record.



2000                                              High         Low     Dividend
----                                            ---------   ---------  --------
    First Quarter ...............               $54 1/4     $40 1/8     $0.02
    Second Quarter...............                57 11/16    38 15/16    0.02
    Third Quarter................                51 1/4      36 15/16    0.02
    Fourth Quarter...............                55 11/16    37 3/16     0.02

1999
----

    First Quarter ...............               $44 1/2     $31 5/16    $0.02
    Second Quarter...............                49 15/16    38 7/8      0.02
    Third Quarter................                51 1/2      42 11/16    0.02
    Fourth Quarter...............                50 7/8      40          0.02


The timing and amount of future dividends will be (i) dependent upon the Company's results of operations, financial condition, cash requirements and other relevant factors, (ii) subject to the discretion of the Board of Directors of the

Company, and (iii) payable only out of the Company's surplus or current net profits in accordance with the General Corporation Law of the State of Delaware.

Recent Sales of Unregistered Securities

In connection with the formation of eONE Global, LP, on November 16, 2000, the Company issued a warrant to purchase 1,750,000 shares of its common stock to iFormation Group Holdings, L.P. in exchange for $15 million. The warrant may be exercised from November 15, 2004 through November 15, 2006 at an exercise price of $80.05. The expiration of the exercise period is subject to acceleration upon the occurrence of certain events specified in the warrant. The issuance of the warrant was not registered under the Securities Act of 1933 (the "Act") in reliance upon the exemption from registration provided by Section 4(2) of the Act.

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



Year Ended December 31,                               2000            1999            1998            1997            1996
------------------------------------------------------------------------------------------------------------------------------
(in millions, except share amounts or
 otherwise noted)
Income statement data:
----------------------
     Revenues                                    $ 5,705.2       $ 5,479.9(a)    $ 5,047.1       $ 5,198.9       $ 4,911.3
     Expenses                                      4,396.9(b)      3,654.5(b)      4,335.2(b)      4,492.5(b)      3,879.5(b)
                                               -----------    ------------    ------------    ------------    ------------

     Income before income taxes                    1,308.3         1,825.4           711.9           706.4         1,031.8
     Income taxes                                    378.7           625.7           246.2           349.7           395.3
                                               -----------    ------------    ------------    ------------    ------------
     Net income                                  $   929.6       $ 1,199.7       $   465.7       $   356.7       $   636.5
                                               ===========    ============    ============    ============    ============

     Depreciation and amortization               $   588.8       $   617.8       $   591.1       $   534.2       $   423.6
Per share data:
---------------
     Earnings per share - basic                  $    2.28(b)    $    2.81(b)    $    1.05(b)    $    0.81(b)    $    1.42(b)
     Earnings per share - diluted                     2.25(b)         2.76(b)         1.04(b)         0.79(b)         1.37(b)
     Cash dividends per share                         0.08            0.08            0.08            0.08            0.07
Balance sheet data (at year-end):
---------------------------------
      Total assets                               $17,295.1       $17,004.8       $16,587.0       $15,315.2       $14,340.1
            Settlement assets                      9,816.6         9,585.6         9,758.0         8,364.7         7,461.5
      Total liabilities                           13,567.4        13,097.1        12,831.1        11,657.9        10,630.3
            Settlement obligations                 9,773.2         9,694.6         9,617.0         8,249.8         7,389.9
            Borrowings                             1,780.0         1,528.1         1,521.7         1,750.7         1,261.4
            Convertible debt                          50.0            50.0            50.0             ---           447.1
        Total stockholders' equity                 3,727.7         3,907.7         3,755.9         3,657.3         3,709.8
Summary operating data:
-----------------------
      At year-end-
            Card accounts on file (in
             millions)                               309.9           259.8           211.9           180.4           152.9
      For the year-
            Merchant dollar volume (in billions,
             domestic only) (c)                  $   425.2       $   328.3       $   252.2       $   216.0       $   185.0
            Merchant transactions (in
             billions)                                 8.0             6.4             5.0             4.6             3.6
            Money transfer transactions (in
             millions)                                88.9            73.5            61.4            47.8            35.2

(a) Includes a $19.8 million gain recognized upon the merger exchange of Excite@Home stock for iMall stock in which FDC held an 11% ownership interest.

(b) Includes restructuring, business divestiture, litigation, provision for loss on contract and impairment items: A net benefit of $71.3 million pre-tax ($46.0 million after tax, or $0.11 benefit per share) for 2000; net benefit of $715.8 million pre-tax ($417.6 million after tax, or $0.96 benefit per share, $0.99 benefit per share including the iMall gain discussed above) for 1999; a net charge of $319.1 million pre-tax, ($231.5 million after tax, or $0.52 loss per share) for 1998 (including a provision for termination of a card processing agreement); a net charge of $369.3 million ($333.9 million after tax, or $0.72 loss per share) for 1997 and a net benefit of $13.5 million ($8.3 million after tax, or $0.02 gain per share) for 1996.

(c) Includes Visa and Master Card volume only from alliances and managed accounts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Data Corporation ("FDC" or "the Company") operates in four business segments: payment services, merchant services, card issuing services and emerging payments. Payment services includes Western Union, Integrated Payment Systems ("IPS") and Orlandi Valuta Companies and is the leading provider of nonbank domestic and international money transfer and payment services to consumers and commercial entities, including money transfer, official check and money order services. Merchant services is comprised primarily of First Data Merchant Services, TeleCheck and First Data Financial Services. This segment provides merchants with credit and debit card transaction processing services, including authorization, transaction capture, settlement, Internet-based transaction processing, check verification and guarantee services. Card issuing services encompasses domestic and international card processing services. This segment provides a comprehensive line of processing and related services to financial institutions issuing credit and debit cards and to issuers of oil and private label credit cards, including information-based products for enhanced decision making and marketing. First Data Solutions is also included in the card issuing services segment, providing consumer and business solutions in the areas of risk and fraud management and information verification associated with granting of credit, customer service and debt collecting. The emerging payments segment, created in the third quarter of 2000, consists of eONE Global, a leader in identifying, commercializing and operating emerging payment technologies that support Internet and wireless payment products. The remainder of the Company's business units are grouped in the "All Other and Corporate" category, which includes TeleServices, Call Interactive, International Banking Technologies ("IBT") and Corporate operations.

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

Significant Developments

In 2000, the Company continued to emphasize its three principal business segments: payment services, merchant services and card issuing services. The Company also continues to focus on revenue growth, cost management and execution of core strategies. FDC continues to seek growth in these core segments from Internet opportunities by enabling new and existing clients to do business on the Internet and expanding into adjacent Internet marketplaces. In the third quarter 2000, the Company established its fourth segment, comprised of eONE Global, which was created to identify, develop, commercialize and operate innovative emerging payment businesses.

In the payment services segment, Western Union announced its intent to acquire a 25% equity interest in FEXCO in 2001, one of Ireland's largest financial services companies, expanding its opportunities in the European market. Western Union also signed a five-year agreement with the Government of India, Department of Posts, to expand the availability of Western Union Money Transfer services throughout India. The new agreement adds more than 3,000 new Western Union agent locations. In addition, Western Union signed a five-year contract with Rite Aid, expanding the availability of the Company's money transfer service to over 1,600 Rite Aid retail outlets in the United States. In January 2001, Western Union acquired Bidpay.com, a provider of web-based payment services to online auction markets.

In September 2000, FDC completed the merger of its joint venture, TransPoint, LLC, with Checkfree Holdings Corporation ("Checkfree"). The merger resulted in FDC receiving consideration of 6.6 million shares of Checkfree stock and recognizing a pre-tax gain of $186.0 million upon consummation of the transaction.

In 2000, merchant services increased its presence in Canada by purchasing the Canada Trust MasterCard merchant portfolio and First Data Loan Company Canada received approval to commence business as a merchant acquiring entity. In January 2000, Wells Fargo contributed its Norwest portfolio to the Wells Fargo alliance. In September 2000, the Company gained a controlling interest in one of the Company's merchant alliances. Revenues and expenses have been restated to the beginning of 2000 to reflect this alliance as a consolidated subsidiary.

In March 2000, card issuing services announced it had become the first in the industry to be registered to personalize all VISA financial chip card products. In May 2000, FDC announced the formation of a joint venture that was completed in February 2001 to offer card and merchant services in Japan. In October 2000, card issuing services completed the largest account conversion in its history consisting of approximately 44 million JCPenney retail credit cards. Card issuing services extended its card production management contract covering plastics management, card creation, and card distribution with Chase Manhattan Bank to 2010. Also, card issuing services has signed a long-term agreement to continue to provide processing services for certain Citibank USA bankcard accounts and the Associates National Bank (Delaware) portfolio.

During 2000 and January 2001, card issuing services renewed more than 25 long-term contracts ranging in terms of 5-7 years.

With respect to the Company's U.K. card processing business ("FDRL"), the Royal Bank of Scotland ("RBS") informed FDRL that it did not intend to renew its contract in July 2001 for processing services. The loss of RBS business represents approximately 3% of card issuing services' current annualized revenue. In response, the Company is restructuring certain activities to adjust its cost structure.

In November 2000, the Company launched eONE Global, a business focused on identifying, developing, commercializing and operating emerging payment systems and related technologies supporting e-commerce and Internet payment products. eONE Global was formed upon FDC's contribution of certain operating businesses and interests in Internet payment-related ventures and iFormation Group's (a strategic partner comprised of The Boston Consulting Group Inc., General Atlantic Partners LLC, and The Goldman Sachs Group) contribution of $135 million. FDC's contribution included CashTax and various equity investments and strategic marketing agreements, including SurePay, Yclip.com, Meetchina.com and Coolsavings.com. FDC has retained approximately a 75% ownership interest in the new company and iFormation Group received approximately a 25% ownership interest and a warrant to purchase 1.75 million shares of FDC common stock. The agreements and investments noted above have been moved into and comprise the emerging payments segment, established by the Company in the third quarter of 2000.

During 2000, the Company incurred net restructuring charges of $75.9 million. The charges represent net facility closure costs and severance accruals for approximately 3,800 employees resulting from the downsizing and relocation of various departments.

The Company wrote-down its investment in Excite@Home by recording a non-cash, non-operating $33.6 million charge at year-end. This investment arose from the 1999 merger-related exchange of the Company's investment in iMall shares for Excite@Home shares which resulted in a non-cash $19.8 million gain.

In December 1999, the SEC released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. The Company adopted SAB 101 in the third quarter of 2000 and as a result, the Statements of Income for all prior periods have been restated to reflect the netting of certain revenues and expenses that were previously presented gross. The adoption of SAB 101 only impacted the card issuing services segment.

FDC is the market leader in its three major segments: payment services, merchant services and card issuing services. The Company continues to focus on enhancing these core business areas and to assess how best to serve its customer base as well as pursue opportunities to expand its emerging payment businesses. Among the actions the Company believes are necessary to continue its leadership position is a focused effort to develop new products and services and to enhance its processing platforms in response to Company growth, client requirements, changing technology and expanding e-commerce initiatives. In this regard, the Company continues to upgrade its business continuity plans to reflect new systems and platforms developed to support these actions. Also, the Company continues to take action to further streamline operations and reduce costs.

Results of Operations

2000 Compared with 1999

The Company derives revenues in each of its reportable segments principally based on the number of transactions processed, a percentage of dollar volume processed or on a combination thereof. Total revenues in 2000 increased 4% to $5.7 billion compared to $5.5 billion in 1999. Excluding the impact of business divestitures, the Company's growth rate in revenues over 1999 (excluding the effects of the iMall/Excite@Home merger related gain) was 13%.

Product sales and other revenues increased 6% from $132.9 million in 1999 to $141.0 million. This increase is primarily due to an increase in incentive payments received from a partner in a previously formed merchant alliance and royalty payments.

Consolidated operating expenses for 2000 remained relatively flat at $3.5 billion (an increase of approximately 1%) compared to 1999. Increases in operating expenses primarily were due to the consolidation of a merchant alliance in 2000 upon obtaining a controlling interest in such alliance and increased business activities which were offset substantially by decreases due to business divestitures, reduced Y2K readiness expense and benefits realized from cost management initiatives. As a result, operating expenses as a percent of revenue decreased in 2000 as compared to 1999.

Selling, general and administrative expenses increased 9% to $867.3 million in 2000 compared to $794.2 million for 1999. As a percentage of revenue from continuing operations, selling, general and administrative expenses were relatively flat, 15.2% for 2000 compared to 14.5% for 1999. The dollar increase primarily reflects increased employee costs, advertising and promotion spending and the consolidation of a merchant alliance in 2000 due to the Company obtaining of a controlling interest. These increases were partially offset by the impact of business divestitures.

Interest expense decreased 4% to $99.2 million in 2000 from $103.8 million in 1999. The decrease is principally due to overall reductions in average debt balances funded by strong cash flow from operations and the proceeds from the sale of Investor Services Group ("ISG") in the fourth quarter of 1999.

FDC's full year effective tax rate for 2000 was 29.0%, compared to 34.3% in 1999. Excluding the impact of restructuring, business divestitures and other nonrecurring items, the effective tax rate decreased 0.8 percentage points to 28.6% in 2000 compared to 29.4% in 1999.

Net income of $929.6 million was down from $1,199.7 million in 1999. Excluding restructuring, business divestitures and other nonrecurring items, net income increased 15% to $883.6 million from $769.9 million in 1999. The increase was primarily the result of revenue growth and margin improvements in the combined core businesses, driven primarily by strong volume trends and the impact of significant cost management initiatives. Diluted earnings per share ("EPS") decreased 18% to $2.25 in 2000 compared to $2.76 in 1999. Excluding the impact of restructuring, business divestitures and other nonrecurring items, diluted EPS increased 21% to $2.14 compared to $1.77 in 1999.

Payment Services

Total revenues in the payment services segment increased by 19% (on a pre-tax equivalent basis) to $2.3 billion in 2000, compared to $2.0 billion in 1999. The increase in revenues was fueled by 21% growth in worldwide money transfer transactions to 89 million in 2000. Revenue for international money transfers (a transfer either sent to or received from an international location other than Mexico) grew 41% (47% after adjusting for the weaker euro) with transaction growth of 50%. Domestic money transfer and Quick Collect money transfer transactions grew near the 10% range in 2000. Western Union continues to achieve market penetration with a 22% increase in agent locations to nearly 101,000 agent locations in 186 countries and territories. Western Union is responding to pricing pressure from niche market competitors in certain international corridors and Mexico.

Operating profits for 2000 grew 18% over 1999, from $580.8 million to $684.1 million. Established businesses continued to gain operating leverage on fixed expenses through cost efficiencies, price increases in certain markets and a decrease in Y2K spending, which were offset by price reductions in certain markets and increased promotional and advertising spending.

Merchant Services

Revenues in the merchant services segment grew 17% to $1.8 billion in 2000 compared to $1.5 billion for 1999. Revenues were impacted positively by FDC gaining a controlling interest in one of the Company's merchant alliances in the third quarter of 2000, partially offset by the deconsolidation of one of the Company's merchant alliances in the first quarter of 2000. Results for 2000 have been adjusted to reflect the consolidation of the alliance for the full year. Total merchant dollar volume grew 30% (14% adjusted for Paymentech [acquired in July 1999] and Norwest [contributed to the Wells Fargo alliance in January 2000]) over 1999 to $425 billion in 2000. Revenue growth was driven by growth in the dollar volume and transactions processed. Revenues grew more slowly than dollar volume processed because the increased dollar volume also includes volume of the Company's alliances, which generally are accounted for under the equity method of accounting.

Operating profits increased 23% to $507.9 million for 2000 from $411.8 million for 1999. This improvement is reflective of strong volume and increased margins due to the impact of significant cost reduction initiatives and a significant decrease related to Y2K spending.

Key elements of FDC's strategy in the merchant services segment involve its joint venture alliances with its bank partners and implementation of International, debit and Internet commerce initiatives. Each joint venture alliance requires successful management of the relationship between the Company and the bank partner in that alliance. The alliance strategy could be affected by further consolidation among financial institutions. Merchant services expects that the shift from cash and check transactions to electronic and card transactions will continue to benefit the alliances' internal growth. Internet commerce also presents a growth opportunity for the merchant services segment. While Internet commerce currently accounts for a small portion of the segment's transactions, it is growing rapidly.

Card Issuing Services

Total revenues in the card issuing services segment grew 6% for 2000 to $1.5 billion as compared to $1.4 billion for 1999. Card accounts on file as of December 31, 2000 were approximately 310 million, an increase of 19%. Revenue growth is expected to be relatively flat in 2001 due in part to deconversions and pricing concessions, which often result in term extensions, offset by the increase in accounts on file due to internal growth and scheduled conversions. The Company has a pipeline of more than 40 million retail and bankcards to be converted, with most scheduled to convert in 2002 and 2003. Certain milestones for core system developments have been delayed due to, among other things, start-up of the Wal-Mart portfolio and conversion of the JCPenney portfolio, which have added approximately 45 million card accounts on file, and recent finalization of the plan for the future architectural foundation for the card issuing services platform. While management is confident that these system developments will be completed, the delay in system development has delayed certain conversions, which are contingent on such system development, and may impact the continuation of performance on certain significant contracts. Management has considered the conversion delays in its stated revenue and earnings objectives and does not expect that the conversion delays will have any effect on revenue or earnings objectives for future years for either the card issuing services segment or the Company as a whole.

Due to the adoption of SAB 101 in 2000, card issuing services revenues and operating expenses each were reduced by $32.9 and $59.9 million for 2000 and 1999, respectively, to reflect certain transactions on a net versus gross basis.

Operating profit for the card issuing services segment increased 15% to $307.1 million in 2000 from $266.0 million in 1999. Improved performance was driven by cost management initiatives, including workforce reductions in the first and third quarters of 2000, and productivity improvements that resulted in significant operating margin improvements (from 19.1% in 1999 to 20.7% for 2000). Adoption of SAB 101 in 2000 had no impact on the reported operating profits for the card issuing services segment.

Emerging Payments

Revenues for the emerging payments segment were $74.9 million and $70.9 million for 2000 and 1999, respectively, representing revenues of the CashTax operating company that was contributed to the eONE Global venture, discussed previously. This operating company was previously reported in the payment services segment.

The full year operating profit was $5.3 million for 2000 and $11.2 million for 1999. Results primarily reflect operating profits of CashTax offset by increased spending on e-commerce initiatives in 2000 over 1999.


All Other and Corporate

Revenues from other operations decreased 33% from 1999 to $184.3 million. Excluding the iMall/Excite@Home gain (discussed below), revenue declined 28%. Much of the decrease was attributed to a reduction in in-store bank branch installations, price and volume declines and the loss of a significant contract at IBT, Call Interactive and Teleservices, respectively.

Operating profits decreased in 2000 from $46.0 million profit in 1999 to a $14.3 million loss for 2000. This decline resulted from lower revenues from several operating units, the discontinuance of a significant contract and increased spending on certain corporate initiatives.


Restructuring, Business Divestitures, Impairment and Litigation

During 2000, the Company incurred net restructuring charges of $75.9 million; $2.6 million related to payment services, $69.6 million related to card issuing services and $3.7 million related to all other and corporate. The charges represent net facility closure costs of $5.7 million and severance accruals of $70.2 million for approximately 3,800 employees resulting from the downsizing of certain operations. These restructuring activities resulted in cost savings of approximately $40 million in 2000. The full amount of the annualized savings is expected to be approximately $85 million with realization expected to commence in the third quarter of 2001. These cost savings are expected to be substantially offset by reductions in revenues as previously discussed.

In January 2000, the Company completed the sale of its Hogan Information Services business unit to Dolan Media Company for cash proceeds of $30.5 million. As a result of this transaction and the sale of another small business, the Company recognized a gain totaling $5.4 million in 2000.

In August 2000, the Company accrued $12.0 million based on the preliminary settlement of a pending lawsuit.

In September 2000, the Company signed a letter of intent to sell a small subsidiary and, as a result, recorded an impairment charge of approximately $5.4 million. In addition, the Company recorded a $2.8 million asset impairment charge related to a customer contract. During 2000 the Company also recorded a benefit of $9.6 million related to the true-up of certain previously recorded divestiture-related accruals (reported on the "Restructuring, Business Divestitures, Litigation and Impairment" line on the Consolidated Statements of Income). Restructuring, merger and divestiture accruals are reviewed each period. As with the above, balances in excess of anticipated requirements are reversed through the same Statement of Income caption in which they were originally recorded.

Also in September 2000, the Company completed the sale of its interest in TransPoint LLC to Checkfree Holdings Corporation ("Checkfree"). As a result of this transaction, FDC recognized a pre-tax gain of $186.0 million.

The Company wrote-down its investment in Excite@Home by recording a non-cash, non-operating $33.6 million charge at year-end. This investment arose from the 1999 merger-related exchange of the Company's investment in iMall shares for Excite@Home shares which resulted in a non-cash $19.8 million gain.

The net total effect of all the 2000 restructuring, business divestitures, litigation and impairment items was a benefit of $71.3 million on pre-tax profit and $46.0 million on after-tax profit, or $0.11 per share.

Results of Operations

1999 Compared with 1998

The Company derives revenues in each of its reportable segments principally based on the number of transactions processed, a percentage of dollar volume processed or on a combination thereof. Total revenues in 1999 increased 9% to $5.5 billion, compared with $5.0 billion in 1998. The Company's internal growth rate in revenues over 1998 (excluding the effects of the iMall/Excite@Home merger-related gain and business acquisitions and divestitures) was 12%.

Product sales and other revenues increased 7% from $123.7 million in 1998 to $132.9 million in 1999. The largest component of the increase for the year was attributable to an increase in incentive payments received from one of the Company's merchant alliance partners and the recognition of a merger exchange gain related to the iMall/Excite@Home transaction discussed below. These increases were offset partially by a reduction in the number of branch installations at IBT. Revenues from product and software sales occur in all segments, and the aggregate of such revenues declined in 1999 principally due to business divestitures.

Consolidated operating expenses increased 9% (to $3.5 billion) in 1999 as compared to 1998, consistent with the growth in revenues. Consolidated selling, general and administrative expenses increased 8% during 1999 (to $794.2 million). Company-wide cost containment and reduction initiatives and profit improvement programs largely offset the effect of increased investment spending in the payment services and card issuing services segments and increased Year 2000 ("Y2K") expenses. Y2K expenses for 1999 were approximately $98 million compared to $75 million in 1998.

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

Net income of $1,199.7 million in 1999 increased from $465.7 million in 1998. Excluding nonrecurring items in both years, 1999's net income of $769.9 million increased approximately 10% over 1998's net income of $697.2 million, and net income margins increased to 13.9% from 13.6%. Diluted earnings per common share increased from $1.04 in 1998 to $2.76 in

1999. Excluding non-recurring items in both years, diluted earnings per share increased approximately 13% to $1.77 in 1999 compared with $1.56 in 1998.

Payment Services

Total revenues in the payment services operating segment increased 19% in 1999 to $2.0 billion compared to $1.6 billion in 1998 on a pre-tax equivalent basis. This revenue growth reflects continuing strong underlying volume increases principally related to international and commercial money transfers. Total money transfer revenues increased 22% to $1.6 billion in 1999, driven by aggregate money transfer transaction growth of 20% to 73.5 million combined with an increase in revenue per money transfer transaction. At December 31, 1999 the agent base had grown 48% (as compared to December 31, 1998) to over 82,000 agents in 176 countries and territories.


Operating profits for the year grew 18%, from $493.4 million in 1998 to $580.8 million in 1999. Established product lines continued to gain operating leverage through cost efficiencies and price increases in certain markets, offset by price declines in the Mexican markets, increased Y2K spending and investment in new businesses and products.

Merchant Services

Revenues in the merchant services segment grew 11% in 1999 to $1.5 billion from $1.4 billion in 1998. This growth in revenues is attributable to significant increases in merchant dollar volume processed, which grew 30% to $328 billion in 1999. Including results for Paymentech comparably for the last five months in both years, dollar volume growth would have been 18% in 1999 compared to 1998. Revenue growth was driven by the growth in dollar volume processed and the impact of revenue enhancement initiatives implemented in the second half of 1998 and early 1999. Revenues grew more slowly than dollar volume processed because the increased dollar volume also includes volume of the Company's alliances, which are generally accounted for under the equity method of accounting.

Operating profits grew 25% to $411.8 million in 1999 as compared to $329.1 million in 1998. Operating margins were 26.6% in 1999 as compared to 23.6% in 1998. This improvement is reflective of strong volume and the impact of revenue enhancement initiatives implemented in late 1998 and early 1999 and significant cost reduction, somewhat offset by an increase in Y2K expenses.

Key elements of FDC's strategy in the merchant services segment involve its joint venture alliances with its bank partners and implementation of Internet commerce initiatives. Each joint venture alliance requires successful management of the relationship between the Company and the bank partner in that alliance. Moreover, the alliance strategy could be affected by further consolidation among financial institutions. Internet commerce presents a growth opportunity for the merchant services segment. While Internet commerce currently accounts for a small portion of the segment's transactions it is growing rapidly.

Card Issuing Services

Total revenues in the card issuing services segment grew 11% to $1.4 billion in 1999 as compared to $1.3 billion in 1998. Growth in underlying volumes continued to be strong and 1999 saw significant increases in accounts on file. Card accounts on file as of December 31, 1999 were 260 million (a 23% increase from December 31, 1998). Domestic card accounts grew to 233 million (25% growth) largely due to the conversion of a record number of accounts in 1999 (approximately 42 million accounts) including the First Chicago bankcard portfolio now owned by Bank One, the First Consumers retail card portfolio (including the Spiegel and Eddie Bauer brands) and First Union. International card accounts on file grew 6% to 27 million. Revenues grew more slowly than accounts on file due to an increased proportion of accounts processed for large issuers with lower than average prices and growth in debit and retail card accounts on file which generate lower revenue per account. Consolidation among financial institutions has led to an increasingly concentrated client base, which results in a changing client mix towards larger, highly sophisticated customers. The effects on pricing, client mix and product mix of providing services to this increasingly concentrated industry will most likely continue to cause revenues to grow more slowly than accounts on file.

Operating profits increased 4%, from $255.5 million in 1998 to $266.0 million in 1999, and operating margins were 19.1% in 1999 as compared to 20.3% in 1998. Increased systems investments and non-capitalizable expenses incurred as a result of 1999's record number of client conversions was partially offset by operating leverage gained from strong volume trends.

Emerging Payments

Revenues for the emerging payments segment were $70.9 million and $57.6 million for 1999 and 1998, respectively, representing revenue growth of the CashTax operating company that was contributed to the eONE Global venture in 2000, discussed previously. This operating company was previously reported in the payment services segment.

The full year operating profit was $11.2 million for 1999 and $13.4 million for 1998. Results reflect operating profits of the CashTax operating company in the segment offset by spending on e-commerce initiatives.

All Other and Corporate

Revenues from all other continuing operations increased 2% in 1999 to $276.4 million compared to $270.4 million in 1998. Excluding the gain on iMall (discussed below), revenues declined 5% to $256.6 million. Call Interactive revenue grew 9% and was offset by a 17% decline in revenues at IBT due to a decline in in-store bank branch installations.

Operating profits declined in 1999 from $92.0 million in 1998 to $46.0 million and, excluding the gain on iMall, operating profit declined to $26.2 million in 1999. Operating profit declined at TeleServices due to increased expenses associated with the ramp up of business related to a start-up contract. Additionally, the extent and timing of certain corporate initiatives focused on improving the effectiveness of the Company's overall operations increased corporate expenses. Lastly, the Company recorded its proportionate share of losses associated with a specialty services joint venture.

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


Restructuring, Business Divestitures, Litigation and Impairment

In April 1999, the Company sold Innovis Inc. (formerly Consumer Credit Associates, Inc.) to CBC Companies, Inc. for $20 million. Results for second quarter 1999 included recognition of a pre-tax benefit of $24.5 million ($40.0 million after tax) for Innovis that related primarily to the receipt of the net proceeds from its sale.

In May 1999, the Company sold its EBP Life business unit for cash proceeds of $14.5 million. As a result of this transaction FDC recorded a gain of $4.5 million in the second quarter of 1999.

In July 1999, the Company completed the sale of its Donnelley Marketing subsidiary to infoUSA for cash proceeds of approximately $200 million. As a result of this transaction a loss of $29.8 million was recognized.

In May 1999, the Company announced that its Western Union business unit received preliminary approval for a proposed settlement of all claims in several class action lawsuits pertaining to the Company's U.S.-to-Mexico money transfer business. Under the terms of the proposed settlement, FDC will establish a charitable fund for the advancement of Mexican and Mexican-American causes in the amount of $4 million. In addition, Western Union will issue discount coupons to its customers who transferred money to Mexico from January 1, 1987 to August 31, 1999. FDC recorded a charge of $36.1 million in 1999 to reflect legal fees, the charitable fund and other outside administrative costs in connection with the settlement. Future discounts related to coupon redemption will be recorded as incurred. At December 31, 1999, the remaining accrual was $22.5 million and at December 31, 2000 it was $18.3 million.

In September 1999, the Company recorded a loss of $13.5 million related to the termination of a specialty services joint venture. The charge consisted of severance accruals for approximately 60 employees of $7.0 million and other accrued exit costs (primarily a termination fee) of approximately $6.5 million. At December 31, 1999, the remaining accrual was $0.8 million and at December 31, 2000 it was $1.0 million.

In December 1999, the Company sold its Investor Services Group subsidiary to PNC Bank Corp for cash proceeds of approximately $1.1 billion. This sale allows FDC to further concentrate its efforts on electronic payment services and e-commerce solutions. As a result of this sale, the Company recorded a gain of $744.6 million and realized net after-tax cash proceeds of approximately $725.0 million.

In 1999, the Company recorded a benefit of $21.6 million resulting from the reversal of restructuring, merger and divestiture accruals (reported on the "Restructuring, Business Divestitures, Litigation and Impairment" line on the Consolidated Statements of Income). Restructuring, merger and divestiture accruals are reviewed each period. As with the above, balances in excess of anticipated requirements are reversed through the same Statement of Income caption in which they were originally recorded. In 1999, the reversals resulted from favorable resolution of contingencies and changes in facts and circumstances.

The net total effect of all the 1999 business divestitures, litigation and impairment items was a benefit of $715.8 million on pre-tax profit and $417.6 million on after tax profit, or $0.96 per share.

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

During the second quarter of 1998, the Company amended its agreement with HSBC Holdings, plc ("HSBC") which revised the scope of services to be provided to HSBC. As a result of this amendment and because of difficulties in the development process in Hong Kong, which resulted in delays to the conversion date and, consequently, significant unanticipated costs, the Company determined that total estimated costs under the amended contract would exceed anticipated revenues. Accordingly, a provision of $125.2 million was recorded in the second quarter for these estimated net losses (reported on the "Provision for loss on contract" line in the Consolidated Statements of Income). In September 1998, the Company announced the termination of its Hong Kong card processing contract with HSBC. The loss contract provision was fully utilized for costs associated with the contract termination. Such costs include the write-off of $72.5 million of intangible assets as of June 30, 1998, $14.5 million of costs incurred from June 30, 1998 to contract termination date in fulfillment of contractual obligations, $5.3 million of fixed asset write-offs, $8.9 million of wind down costs and $24.0 million designated for an Australian card processing contract. The $8.9 million of wind down costs included $5.9 million of salary and facility cost during the wind down period and $3.0 million of other exit type costs such as severance and lease exit costs. The termination of the HSBC contract resulted in an Australian card processing contract becoming a loss contract due to the Australian card processing contract now bearing the full cost of operating the Asian processing platform rather than sharing such costs with HSBC. The remaining HSBC provision was $19.1 million at year-end 1998, $1.1 million at year-end 1999 and zero at year-end 2000.

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

During the fourth quarter of 1998 the Company recorded a $146.4 million charge to shut down Innovis, Inc. (formerly Consumer Credit Associates, Inc.), the Company's consumer credit reporting business (reported on the "Restructuring, business divestitures, litigation and impairment, net" line in the Consolidated Statements of Income). The decision to close Innovis was made in the fourth quarter after an in-depth study resulted in the conclusion that the effort required to make the Innovis platform commercially competitive would not provide an adequate return on the Company's investment. All operations ceased on December 31, 1998 except for limited activities to fulfill contractual commitments. The charge included writing off intangible assets of $133.1 million, fixed assets of $3.8 million and accrued exit costs of $9.5 million. The accrued exit costs included severance for all 145 Innovis employees at a cost of $5.7 million and various other expenses such as facility lease costs (net of expected sublease revenue), obligations to fulfill vendor agreements or termination penalties and other shutdown activities. No charges were made against the exit cost accrual in 1998. The remaining exit cost accrual at December 31, 1999 was $6.2 million and at December 31, 2000 was $4.2 million.

In addition to the above, the Company recorded 1998 restructuring charges of $35.7 million; $19.0 million related to merchant services, $9.6 million related to card issuing services and $7.1 million related to Corporate. The charges included a provision of $20.0 million for severance related to 810 employees, a provision of $9.7 million for facility closure and related costs and $6.0 million for settlement of a legal matter associated with the merger with FFMC. As of December 31, 2000 the remaining severance accrual was $0.7 million and the facility closure accrual balance was $4.4 million versus balances of $0.8 million and $3.9 million at December 31, 1999, respectively and $7.2 million and $7.3 million at December 31, 1998, respectively. The Company had other impairment charges of $33.4 million of which $2.2 million related to card issuing services, $10.0 million related to facility closures and terminated conversion efforts in merchant services and $21.2 million related to software in the corporate and other category. A change in strategic direction by certain of the Company's customers resulted in $15.1 million of software not being recoverable in the near to medium term. The remaining $6.1 million software impairment related to the abandonment of certain development efforts where the commercial viability of the planned product or service offering became doubtful. These charges were partially offset by gains of $31.6 million primarily related to the divestitures of First Image and VIPS.

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

FDC's business is somewhat insulated from economic fluctuations due to recurring service revenues from long-term relationships. The Merchant business is the least insulated from economic slow downs as its revenue is driven by both dollar volume and transactions and a severe downturn of the economy could reduce both dollar volume and transactions processed. However, the Company has noted, and the December 2000 Nilson report shows, a secular trend in the shift in payment methods from cash and check to electronic and card based payments. The secular trend is accelerating on a year over year comparison. This continuing shift is expected to help offset the effects of an economic slowdown. Portions of the Company's businesses are seasonal. FDC's revenues and earnings are favorably affected by increased card and check volume during the holiday shopping period in the fourth quarter and, to a lesser extent, during the back-to-school buying period in the third quarter.

Forward-Looking Statement

The Company has a long-term objective to achieve growth in revenues of 13% - 16% and earnings per share of 14% - 17% per year, compounded. The Company expects to deliver earnings per share in 2001 in the range of $2.44 to $2.50. In addition, acquisitions are an important part of the Company's strategy. The Company expects acquisitions to add several percentage points to its compounded growth rate over time, although such additional growth may not come equally in each year.

All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties which could cause actual events or results to differ materially from those projected. Important factors upon which the Company's forward-looking statements are premised include: (a) continued growth at rates approximating recent levels for card-based payment transactions, consumer money transfer transactions and other product markets; (b) successful conversions under service contracts with major clients; (c) renewal of material contracts in the Company's business units consistent with past experience; (d) timely, successful and cost-effective implementation of processing systems to provide new products, improved functionality and increased efficiencies particularly in the card issuing services segment; (e) continuing development and maintenance of appropriate business continuity plans for the Company's processing systems based on the needs and risks relative to each such system; (f) absence of consolidation among client financial institutions or other client groups which has a significant impact on FDC client relationships and no material loss of business from significant customers of the Company; (g) achieving planned revenue growth throughout the Company, including in the merchant alliance program which involves several joint ventures not under the sole control of the Company and each of which acts independently of the others, and successful management of pricing pressures through cost efficiencies and other cost management initiatives; (h) no material slowing of economic conditions or consumer spending; (i) anticipation of and response to technological changes, particularly with respect to e-commerce; (j) attracting and retaining qualified key employees; (k) no imposition of a Value Added Tax on third-party credit card processing services by the European Union ("EU"), which could put credit card processing outsourcers at a competitive disadvantage to in-house solutions in the EC; (l) no unanticipated changes in laws, regulations, credit card association rules or other industry standards affecting FDC's businesses which require significant product redevelopment efforts, reduce the market for or value of its products or render products obsolete; (m) continuation of the existing interest rate environment, avoiding increases in agent fees related to the Company's consumer money transfer products and the Company's short-term borrowing costs (see discussion of market risk in ITEM 7a); (n) absence of significant changes in foreign exchange spreads on retail money transfer transactions, particularly between the United States and Mexico, without a corresponding increase in volume or consumer fees; (o) no unanticipated developments relating to previously disclosed lawsuits against Western Union inter alia, violation of consumer protection laws in connection with advertising the cost of money transfers to Mexico; (p) successfully managing the potential both for patent protection and patent liability in the context of rapidly developing legal framework for expansive software patent protection and (q) continued political stability in countries in which Western Union has material operations.

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

Capital Resources and Liquidity

FDC continues to generate significant cash flow from operating activities, aggregating $1.2 billion in 2000 and $1.3 billion in 1999. The 2000 operating cash flow was produced primarily from net income of $929.6 million adjusted for depreciation and amortization expense of $588.8 million, offset by tax payments of approximately $300 million related to the sale of ISG in the fourth quarter of 1999 and by non-cash and non-operating items totaling $122.4 million (primarily restructuring, business divestitures, litigation and impairment items). Excluding the impact of the ISG related tax payment, cash flow from operations increased in 2000 over 1999. FDC utilized this cash flow primarily to reinvest in its existing businesses, to fund treasury stock purchases and to contribute to the financing of acquisitions.

FDC reinvests cash in its existing businesses primarily to expand its processing capabilities through property and equipment additions and to establish customer processing relationships through initial contract payments and costs for conversion and systems development. Capitalized amounts for these cash outlays totaled $292.4 million in 2000 compared with $430.3 million in 1999. The Company expects that these outlays will increase in 2001 to a level approaching 1999 expenditures.

Overall, FDC's operating cash flow for 2000 exceeded its investing activities associated with additions to property and equipment and capitalized contract and systems development costs by $888.8 million as compared to $889.1 million in 1999. This cash source contributed to funds utilized for business acquisitions and treasury stock purchases.

Cash outlays for acquisitions in 2000 totaled $52.9 million (compared to $479.8 million in 1999). The Company also paid $47.3 million relating primarily to certain of its alliance programs with bank clients in merchant processing.

The Company's financing activities include net borrowings, proceeds from stock option exercises, share repurchases under the Board authorized programs described below and for purposes of meeting employee benefit programs and dividend payments. Net cash used in financing activities was $931.6 million compared to $943.6 million in 1999.

In 2000, the Company made treasury stock purchases of $1,509.8 million including purchases under the stock buyback programs discussed below. Proceeds from stock option exercises totaling $251.9 million and a $135 million cash infusion from iFormation Group related to the formation of eONE Global, a consolidated subsidiary, partially offset these outlays. The Company also continued its practice of paying quarterly cash dividends, resulting in $32.3 million of cash payments for the year to the Company's common stockholders.

In July 1999, the Board of Directors authorized management to purchase $750 million of its outstanding common stock. The Company completed utilization of the $750 million authorization during the first quarter of 2000. A total of
16.7 million shares were repurchased under this program. In May 2000, the Board of Directors authorized a $1 billion stock repurchase. The Company repurchased
18.1 million of its common shares at a cost of approximately $836.9 million during 2000 under this program. In December, the Board of Directors authorized an additional $500 million stock repurchase. Funding for additional purchases under this authorization will come from operating cash flows.

The Company has two outstanding shelf registration facilities, one providing for the issuance of debt and equity securities up to $1.0 billion in the aggregate (of which $525 million was available at year-end, see discussion below) and the other providing for the issuance of approximately 10 million shares of the Company's common stock in connection with certain types of acquisitions.

Included in cash and cash equivalents on the Consolidated Balance Sheet at December 31, 2000 is $70 million related to required investments of cash in connection with the Company's merchant card settlement operation. FDC has remaining available short-term borrowing capability of approximately $569.9 million at December 31, 2000 under the Company's commercial paper program and uncommitted bank credit lines. To provide additional liquidity in early 2000 in the event of a business disruption due to Y2K problems, the Company established a $1 billion credit facility that became effective on January 3, 2000. This facility was not used and was cancelled on January 31, 2000.

On February 28, 2001, the Company issued $525 million of 2% Senior Convertible Contingent Debt Securities due 2008. The net proceeds of the sale will be used to repay outstanding commercial paper and for general corporate purposes. This issuance reduced the amount available under shelf registrations to zero.


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

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended. SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities at fair value. The Company has evaluated the impact of SFAS 133, as amended, on the Company's future earnings and financial position. The Company modified its hedging strategies to reduce potential ineffectiveness that would create earnings volatility and believes that the adoption of SFAS 133 will not have a material effect on earnings. The adoption of SFAS 133 on January 1, 2001 resulted in a net of tax transition adjustment loss of $24.8 million recognized in the Accumulated Other Comprehensive Income component of stockholders' equity and a net of tax loss of $1.7 million recognized in the Statement of Income.

In December 1999, the SEC released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. The Company adopted SAB 101 in the third quarter of 2000 and, as a result, the Statements of Income for all prior periods have been restated to reflect the netting of certain revenues and expenses that were previously presented gross. The adoption of SAB 101 only impacted the card issuing services segment.


ITEM 7a. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates. The Company's assets include both fixed and floating rate interest bearing securities. These investments arise primarily from the Company's sale of payment instruments (principally official checks and money orders). The Company invests the proceeds from the sale of these instruments, pending the settlement of the payment instrument obligation. The Company has classified these investments as available-for-sale. Accordingly, they are carried in the Company's consolidated balance sheet at fair market value. A portion of the Company's payment services business involves the payment of commissions to selling agents that are computed based on short-term variable rates.

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

A 10% proportionate increase in interest rates in 2001, as compared to the average level of interest rates in 2000, would result in a decrease to pre-tax income of approximately $14.1 million. Of this decrease, $8.0 million relates to expected investment positions, commissions paid to selling agents, growth in new business, and the effects of swap agreements. The remaining $6.1 million decrease primarily relates to the Company's expected balance of short-term variable rate commercial paper. Conversely, a corresponding decrease in interest rates would result in a comparable improvement to pre-tax earnings.

A 10% proportionate increase in interest rates in 2000, as compared to the average level of interest rates in 1999, would have resulted in a decrease to pre-tax income of approximately $10.6 million. Of this decrease, $8.0 million takes into consideration expected investment positions, commissions paid to selling agents, growth in new business and the effects of swap agreements. The remaining $2.6 million decrease is primarily caused by the Company's expected balance of short-term variable rate commercial paper. Conversely, a corresponding decrease in interest rates would have resulted in a comparable improvement to pre-tax earnings.

ITEM 8. FINANCIAL STATEMENT AND SUPPLEMENTARY DATA.  See pages F1 - F38

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The following table sets forth certain information regarding the executive officers and directors of the Company:

Name                                Age  Position
----                                ---  --------
Henry C. Duques                      57  Chairman of the Board and Chief Executive Officer
Eula L. Adams                        51  Senior Executive Vice President
David P. Bailis                      45  Executive Vice President
Charles T. Fote                      52  President, Chief Operating Officer and Director
Kimberly S. Patmore                  44  Executive Vice President and Chief Financial Officer
Pamela H. Patsley                    44  Senior Executive Vice President
Alan M. Silberstein                  53  Executive Vice President
Michael T. Whealy                    48  Executive Vice President, Secretary, General Counsel
                                           and Chief Administrative Officer
Courtney F. Jones                    61  Director
Robert J. Levenson                   59  Director
James D. Robinson III                65  Director
Charles T. Russell                   71  Director
Bernard L. Schwartz                  75  Director
Joan E. Spero                        56  Director
Garen K. Staglin                     56  Director
Arthur F. Weinbach                   57  Director

The Board of Directors of the Company is divided into three classes serving staggered three-year terms. The terms of office of Mr. Duques, Mr. Fote and Ms. Spero will expire in 2001, the terms of office of Mr. Robinson, Mr. Schwartz, Mr. Staglin and Mr. Weinbach will expire in 2002, and the terms of office of Mr. Jones, Mr. Levenson and Mr. Russell will expire in 2003. Officers of the Company serve at the discretion of the Board of Directors. Mr. Duques, Mr. Jones, and Mr. Robinson (Chairman) serve on the Executive Committee of the Board of Directors. Mr. Jones (Chairman), Ms. Spero, and Mr. Weinbach serve on the Audit Committee of the Board of Directors. Mr. Russell (Chairman), Mr. Schwartz, and Ms. Spero serve on the Compensation and Benefits Committee of the Board of Directors (the "Compensation Committee").

Henry C. Duques has served as Chairman of the Board and Chief Executive Officer since April 1989 and Chairman of the Board of eONE Global, LLC, a majority-owned subsidiary of the Company, since November 2000. He joined American Express in September 1987 as President and Chief Executive Officer of the Data Based Services Group of American Express Travel Related Services Company, Inc. ("TRS"), the predecessor of the Company, and served in that capacity until April 1989. Mr. Duques was Group President Financial Services and a member of the Board of Directors of Automatic Data Processing, Inc. ("ADP") from 1984 to 1987. He is a director of theglobe.com, Unisys Corporation and Checkfree Corporation, as well as a member of the Board of Trustees of The George Washington University.

Charles T. Fote has been a Director of the Company since May 2000 and President and Chief Operating Officer of the Company since September 1998. He served as Executive Vice President of the Company from its initial public offering in April 1992 until September 1998. He was a Director of the Company from the time of its formation in April 1989 as a subsidiary of American Express Company until its initial public offering. Mr. Fote also served as President of Integrated Payment Systems ("IPS") from December 1989 through December 1991. From 1985 until 1989, he was Executive Vice President of the Payment Products division of TRS, the predecessor of IPS.

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

Robert J. Levenson has been a Director of the Company since April 1992 and he continues to perform certain functions for the Company under the Agreement dated June 6, 2000. He is a Managing Member of the Lenox Capital Group L.L.C.. From 1993 to 2000, Mr. Levenson was an Executive Vice President of the Company. Prior to joining the Company, he served as Senior Executive Vice President, Chief Operating Officer, and Member of the Office of the President of Medco Containment Services, Inc., a provider of managed care prescription benefits. Mr. Levenson was a Director of Medco Containment Services, Inc. from October 1990 until December 1992. From 1985 until October 1990, he was Group President and Director of ADP. Mr. Levenson is a director of Emisphere Technologies, Inc., Superior Telecom, Inc. and Vestcom International, Inc.

James D. Robinson III has been a Director of the Company since April 1992 and a Director of eONE Global, LLC, a majority-owned subsidiary of the Company, since November 2000. He is the Chairman and Chief Executive Officer of RRE Investors, LLC, a private information technology venture investment firm, and a General Partner of RRE Ventures, L.P. He is also non-executive Chairman of Violy, Byorum & Partners Holdings, LLC, a private investment firm specializing in financial advisory and investment banking activities in Latin America. Mr. Robinson previously served as Chairman and Chief Executive Officer and as a Director of American Express from 1977 until February 1993. He is a Director of Bristol-Myers Squibb Company, The Coca-Cola Company, Cambridge Technology Partners, Sunbeam Corporation, and ScreamingMedia Inc. Mr. Robinson is a member of the Business Council and the Council on Foreign Relations. He is Honorary Co-Chairman of Memorial Sloan-Kettering Cancer Center, an honorary Trustee of the Brookings Institution and Chairman Emeritus of the World Travel and Tourism Council Institution.

Charles T. Russell has been a Director of the Company since May 1994 and a Director of eONE Global, LLC, a majority-owned subsidiary of the Company since November 2000. He served as President and Chief Executive Officer of Visa International from 1984 to January 1994. Mr. Russell joined Visa in 1971. He serves on the Board of Visitors at the University of Pittsburgh's Joseph M. Katz School of Business.

Bernard L. Schwartz has been a Director of the Company since April 1992. He is Chairman of the Board of Directors and Chief Executive Officer of Loral Space & Communications Ltd., a high-technology company concentrating on satellite manufacturing and satellite-based services. He served as Chairman of the Board of Directors and Chief Executive Officer of Loral Corporation, a leading defense electronics business from 1972 to 1996. Mr. Schwartz is a member of the Board of Directors of both Globalstar Telecommunications Limited, which offers global, mobil satellite-based digital telecommunications services. In addition, Mr. Schwartz is a member of the Advisory Council at the Paul H. Nitze School of Advanced International Studies at Johns Hopkins University where he established a chair in political economy, Director of Reliance Group Holdings, Inc., a trustee of Mount Sinai-New York University Medical Center, a trustee of Thirteen/WNET and vice chairman of the New York Film Society.

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

Garen K. Staglin has been a Director of the Company since April 1992. He has been President and Chief Executive Officer of eONE Global, LLC, a majority-owned subsidiary of the Company since November 2000. Mr. Staglin served as the Chairman of the Board of Directors of Safelite Glass Corporation, a manufacturer and retailer of auto glass, from August 1991 to September 2000 and he was the Chief Executive Officer of Safelite Glass Corporation from August 1991 to April 1997. From April 1980 until August 1991 Mr. Staglin served as the Corporate Vice President and General Manager of ADP's Automotive Services Group. He serves as a Director of Quick Response Services, Inc. and several private companies. Mr. Staglin serves on the Advisory Council of the Stanford Graduate School of Business and as Vice President - Trustee of the American Center for Wine, Food and the Arts.

Arthur F. Weinbach has been a Director of the Company since September 2000. He has served as Chairman and Chief Executive Officer of Automatic Data Processing Inc. ("ADP") since 1998. Mr. Weinbach joined ADP in 1980 and has served as an ADP Director since 1989. He is also a Director of HealthPlan Services and Schering-Plough Corp. as well as serving on the boards of Boys Hope, New Jersey Seeds and the United Way of Tri-State.

Eula L. Adams was promoted to Senior Executive Vice President of the Company in December 2000. He joined the Company in 1991 and has led operations in numerous business units including Western Union, Teleservices and First Data Merchant Services. Prior to joining the Company, Mr. Adams was a partner with Deloitte & Touche.

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

Guy A. Battista was promoted to Executive Vice President of the Company in March 2001. Mr. Battista joined the Company in 1990 and most recently held the position of Senior Vice President & Chief Information Officer for multiple divisions of First Data Corporation. He serves on the Board of Advisors for the University of Colorado at Denver helping to develop a masters program in Information Technology.

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

Pamela H. Patsley was promoted to Senior Executive Vice President of the Company in December 2000. Prior to joining the Company, Ms. Patsley served as President and Chief Executive Officer of Paymentech, Inc., one of the largest processors of bankcard transactions and a leading issuer of commercial cards in the nation, from 1991 to February 2000. She is a director of Adolph Coors Company and MessageMedia Inc.

Alan M. Silberstein joined the Company as Executive Vice President in February 2000. Mr. Silberstein previously served as a consultant to Western Union since October 1998. Prior to that, he was Chairman and Chief Executive Officer of Claim Services (from 1996) and Executive Vice President of Travelers Property Casualty Corp. From 1992 to 1995, Mr. Silberstein was Executive Vice President and Director of Retail Banking of Midlantic Corporation which has since merged into PNC Bank Corp.

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


Compliance with Section 16(a) of the Exchange Act

See the Proxy Statement for the Company's 2001 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

See the Proxy Statement for the Company's 2001 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See the Proxy Statement for the Company's 2001 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See the Proxy Statement for the Company's 2001 Annual Meeting of Stockholders, which information is incorporated herein by reference.

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

  10.1 Revolving Credit Agreement, dated as of November 3, 2000, among the registrant, The Chase Manhattan Bank, as administrative agent, and the Syndication Agents, Banks, Swing-Line Banks and Other Financial Institutions Parties Thereto (incorporated by reference to Exhibit 10-1 of the registrant's Current Report on Form 8-K filed on February 21,
         2001).

 10.2 First Data Corporation Salary Deferral Plan (incorporated by reference to Exhibit 10.9 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1997).

 10.3 First Data Corporation 1993 Director's Stock Option Plan (incorporated by reference to Exhibit 10.2 of the registrant's Quarterly Report on Form 10-K for the quarterly period ended September 30, 1996).

 10.4 Amendment No. 1 to the First Data Corporation 1993 Director's Stock Option Plan dated May 10, 2000 (incorporated by reference to Exhibit
         10.1 of the registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000).

 10.5 Registrant's Senior Executive Incentive Plan (incorporated by reference to Exhibit B of the registrant's Proxy Statement for its May 12, 1999 Annual Meeting).

 10.6 Registrant's Supplemental Savings Plan 2000 (incorporated by reference to Exhibit 4 of the Form S-8 filed by the registrant on November 10,
         1999).

 10.7 Form of First Data Corporation 1992 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit A of the registrant's Proxy Statement for its May 12, 1999 Annual Meeting).

 10.8 1992 Long-Term Incentive Plan Performance Grant Agreement dated January 1, 1993 between the Registrant and Henry C. Duques (incorporated by reference to Exhibit 10.16 to the Company's registration statement on Form S-1 (File No. 33-59440)).

 10.9 Form of Performance Grant Agreement under the 1992 Long-Term Incentive Plan for the period beginning January 1, 1998 (incorporated by reference to Exhibit 10.7 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1997).

 10.10 Form of Performance Grant Agreement under the 1992 Long-Term Incentive Plan for the period beginning January 1, 1999 (incorporated by reference to Exhibit 10.12 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1998).

 10.11 Form of Performance Grant Agreement under the terms of the 1992 Long-Term Incentive Plan for the period beginning January 1, 2000 (incorporated by reference to Exhibit 10.13 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1999).

10.12(1) Form of Performance Grant Agreement under the terms of the 1992
         Long-Term Incentive Plan for the period beginning January 1, 2001.

 10.13 Agreement and Release between Robert Levenson and First Data Corporation and related exhibits A, B, and C (incorporated by reference to Exhibit 10.2 of the registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000).

 10.14 Description of Oral Contract with Garin Staglin (incorporated by reference to Exhibit 10.3 of the registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000).

10.15(1) Promissory note dated November 10, 2000 issued by Charles T. Fote in favor of First Data Corporation.

10.16(1) eONE Global, LP Long-Term Incentive Plan (the eONE Global, LP
         California Long-Term Incentive Plan is identical in all material respects and details to the eONE Global, LP Long-Term Incentive Plan and is omitted pursuant to Instruction 2 to Item 601 of Regulation S-
         K).

10.17(1) Exercise Notice and Share Repurchase Agreement dated as of February
         1, 2001 between Garin Staglin and eONE Global, LP.

10.18(1) Secured Recourse Promissory Note dated February 1, 2001 issued by
         Garen K. Staglin in favor of eONE Global, LP.

 12(1)   Computation in Support of Ratio of Earnings to Fixed Charges.

 21 (1)  Subsidiaries of the registrant.

 23.1(1) Consent of Ernst & Young LLP.

(b)         Reports filed on Form 8-K during the fourth quarter of fiscal 2000:

     None.

   (1)  Filed herewith.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                               FIRST DATA CORPORATION
                               (Registrant)


                            By /s/ HENRY C. DUQUES
                               -------------------
                            Henry C. Duques
                            Chairman of the Board
                            Chief Executive Officer
                            March 22, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name                                Title                      Date
----                                -----                      ----

/s/ HENRY C. DUQUES          Chairman of the Board and     March 22, 2001
---------------------------
Henry C. Duques              Chief Executive Officer

/s/ CHARLES T. FOTE          President and Chief           March 22, 2001
---------------------------
Charles T. Fote              Operating Officer

/s/ KIMBERLY S. PATMORE      Executive Vice President and  March 22, 2001
---------------------------
Kimberly S. Patmore          Chief Financial Officer
                             (Principal Financial Officer)

/s/ TOM MOORE                Vice President and Corporate  March 22, 2001
---------------------------
TOM MOORE                    Chief Financial Officer
                             (Principal Accounting Officer)


/s/ COURTNEY F. JONES        Director                      March 22, 2001
---------------------------
Courtney F. Jones

/s/ ROBERT J. LEVENSON       Director                      March 22, 2001
---------------------------
Robert J. Levenson

/s/ JAMES D. ROBINSON III    Director                      March 22, 2001
---------------------------
James D. Robinson III

/s/ CHARLES T. RUSSELL       Director                      March 22, 2001
---------------------------
Charles T. Russell

/s/ BERNARD L. SCHWARTZ      Director                      March 22, 2001
---------------------------
Bernard L. Schwartz

/s/ JOAN E. SPERO            Director                      March 22, 2001
---------------------------
Joan E. Spero

/s/ GAREN K. STAGLIN         Director                      March 22, 2001
---------------------------
Garen K. Staglin

/s/ ARTHUR WEINBACH          Director                      March 22, 2001
---------------------------
Arthur F. Weinbach

                     [This Page Intentionally Left Blank]

                            FIRST DATA CORPORATION

                         INDEX TO FINANCIAL STATEMENTS
                   COVERED BY REPORT OF INDEPENDENT AUDITORS


                                (Item 14(a))

                                                                            Page
                                                                            ----
First Data Corporation and Subsidiaries:

  Consolidated Financial Statements:

    Report of Ernst & Young LLP Independent Auditors.......................  F-2


    Consolidated Statements of Income for the Years ended December 31,
    2000, 1999 and 1998....................................................  F-3

    Consolidated Balance Sheets at December 31, 2000 and 1999..............  F-4

    Consolidated Statements of Cash Flows for the Years ended December 31,
    2000, 1999 and 1998....................................................  F-5

    Consolidated Statements of Stockholders' Equity for the Years ended
    December 31, 2000, 1999 and 1998.......................................  F-6

    Notes to Consolidated Financial Statements.............................  F-7

Schedule:

    Schedule II-Valuation and Qualifying Accounts.......................... F-37


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

               Report of Ernst & Young LLP Independent Auditors

The Stockholders and Board of Directors of First Data Corporation


We have audited the accompanying consolidated balance sheets of First Data Corporation as of December 31, 2000 and 1999 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Data Corporation at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.



                                         Ernst & Young LLP




Denver, Colorado
January 24, 2001

                            FIRST DATA CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME


Year Ended December 31,                                                   2000                   1999                   1998
------------------------------------------------------------------------------------------------------------------------------------
(in millions, except per share amounts)
REVENUES
Service revenues                                                             $5,564.2               $5,347.0               $4,923.4
Product sales and other                                                         141.0                  132.9                  123.7
                                                                      ---------------        ---------------        ---------------
                                                                              5,705.2                5,479.9                5,047.1
                                                                      ---------------        ---------------        ---------------

EXPENSES
Operating                                                                    3,501.7                3,472.3                3,179.6
Selling, general and administrative                                            867.3                  794.2                  732.4
Provision for loss on contract                                                  ----                   ----                  125.2
Restructuring, business divestitures, litigation
     and impairment, net                                                       (71.3)                (715.8)                 193.9
Interest                                                                        99.2                  103.8                  104.1
                                                                     ---------------        ---------------        ---------------
                                                                             4,396.9                3,654.5                4,335.2
                                                                     ---------------        ---------------        ---------------

Income before income taxes                                                   1,308.3                1,825.4                  711.9
Income taxes                                                                   378.7                  625.7                  246.2
                                                                     ---------------        ---------------        ---------------
Net income                                                                  $  929.6               $1,199.7               $  465.7
                                                                     ===============        ===============        ===============

Earnings per share - basic                                                  $   2.28               $   2.81               $   1.05
Earnings per share - diluted                                                $   2.25               $   2.76               $   1.04
                                                                     ===============        ===============        ===============

Weighted-average Shares Outstanding:
     Basic                                                                     406.9                  427.7                  445.2
     Diluted                                                                   414.1                  435.1                  448.3


See notes to consolidated financial statements.

                            FIRST DATA CORPORATION
                          CONSOLIDATED BALANCE SHEETS



December 31,                                                                                       2000          1999
------------------------------------------------------------------------------------------------------------------------
(in millions)
ASSETS
Cash and cash equivalents                                                                        $   853.3     $ 1,044.0
Settlement assets                                                                                  9,816.6       9,585.6
Accounts receivable, net of allowance for doubtful accounts of
      $34.4 (2000) and $31.3 (1999)                                                                  970.7         908.5
Property and equipment, net                                                                          624.3         710.6
Goodwill, less accumulated amortization of $656.6 (2000) and $560.1 (1999)                         2,563.3       2,480.2
Other intangibles, less accumulated amortization of $727.7 (2000) and $664.9 (1999)                1,005.6       1,002.3
Investment in affiliates                                                                             806.4         891.3
Other assets                                                                                         654.9         382.3
                                                                                               -----------  ------------
                                                                                                 $17,295.1     $17,004.8
                                                                                               ===========  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Settlement obligations                                                                      $ 9,773.2     $ 9,694.6
     Accounts payable and other liabilities                                                        1,964.2       1,824.4
     Borrowings                                                                                    1,830.0       1,578.1
                                                                                               -----------  ------------
                Total Liabilities                                                                 13,567.4      13,097.1
                                                                                               -----------  ------------



Commitments and Contingencies
Stockholders' Equity:
     Common Stock, $.01 par value; authorized 600.0 shares,
         issued 448.9 shares (2000 and 1999)                                                           4.5           4.5
     Additional paid-in capital                                                                    2,292.7       2,180.7
                                                                                               -----------  ------------
     Paid-in capital                                                                               2,297.2       2,185.2
     Retained earnings                                                                             3,717.1       2,964.1
     Accumulated other comprehensive income                                                          (18.9)        (87.7)
     Less treasury stock at cost, 55.6 (2000)
          and 31.0 shares (1999)                                                                  (2,267.7)     (1,153.9)
                                                                                               -----------  ------------
                Total Stockholders' Equity                                                         3,727.7       3,907.7
                                                                                               -----------  ------------
                                                                                                 $17,295.1     $17,004.8
                                                                                               ===========  ============

See notes to consolidated financial statements.

                            FIRST DATA CORPORATION
                     COSOLIDATED STATEMENTS OF CASH FLOWS



Year Ended December 31,                                                                   2000          1999         1998
-------------------------------------------------------------------------------------------------------------------------
(in millions)
Cash and cash equivalents at January 1                                               $ 1,044.0     $   459.5     $  410.5
                                                                                   -----------  ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net  income                                                                             929.6       1,199.7        465.7
 Adjustments to reconcile to net cash provided by operating activities:
       Depreciation and amortization                                                     588.8         617.8        591.1
       Non-operating and non-cash portion of provision for loss on contract,
           restructuring, business divestitures, litigation and impairment, net          (71.3)       (715.8)       303.0
       Other non-cash items, net                                                         (51.1)        (17.7)        17.0
       Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
           Accounts receivable                                                           (16.1)        (63.1)      (112.7)
           Other assets                                                                    9.7          16.8         23.9
           Accounts payable and other liabilities                                         39.2         (56.9)       (45.4)
           Income tax accounts                                                          (247.6)        338.6         26.3
                                                                                   -----------  ------------  -----------
       Net cash provided by operating activities                                       1,181.2       1,319.4      1,268.9
                                                                                   -----------  ------------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Current year acquisitions, net of cash acquired                                         (52.9)       (479.8)       (94.2)
 Payments related to other businesses previously acquired                                (47.3)       (102.9)      (107.7)
 Proceeds from dispositions, net of expenses paid                                         35.7       1,316.3        198.0
 Additions to property and equipment, net                                               (148.8)       (243.8)      (325.9)
 Payments to secure customer service contracts, including outlays
     for conversion, and capitalized systems development costs                          (143.6)       (186.5)      (323.9)
 Other investing activities                                                              (83.4)        (94.6)       (14.7)
                                                                                   -----------  ------------  -----------
       Net cash provided (used) in investing activities                                 (440.3)        208.7       (668.4)
                                                                                   -----------  ------------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Short-term borrowings, net                                                          348.6          63.9       (174.0)
     Issuance of long-term debt                                                            ---         100.0        148.9
     Principal payments on long-term debt                                               (125.0)       (158.0)      (154.9)
     Proceeds from issuance of common stock                                              251.9         189.7         83.6
     Proceeds from formation of eONE Global                                              135.0           ---          ---
     Purchase of treasury shares                                                      (1,509.8)     (1,104.7)      (419.4)
     Cash dividends                                                                      (32.3)        (34.5)       (35.7)
                                                                                   -----------  ------------  -----------
       Net cash used for financing activities                                           (931.6)       (943.6)      (551.5)
                                                                                   -----------  ------------  -----------
Change in cash and cash equivalents                                                     (190.7)        584.5         49.0
                                                                                   -----------  ------------  -----------
Cash and cash equivalents at December 31                                             $   853.3     $ 1,044.0     $  459.5
                                                                                   ===========  ============  ===========

See notes to consolidated financial statements.

                            FIRST DATA CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                    Accumulated
                                                                                       Other                         Treasury Stock
                                                        Comprehensive   Retained   Comprehensive   Common   Paid-In  --------------
(in millions)                                 Total         Income      Earnings      Income       Shares   Capital  Shares   Cost
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                  $ 3,657.3                   $1,509.9            65.8    448.9  $2,137.4  (2.0)$   (55.8)
Comprehensive income
     Net Income                                 465.7        $  465.7      465.7
     Other comprehensive income:
          Unrealized gains on securities         35.6            35.6
          Foreign currency translation
             adjustment                           1.0             1.0
          Minimum pension liability
              adjustment                        (48.3)          (48.3)
                                                     ----------------
   Other comprehensive income                                   (11.7)                     (11.7)
                                                     ----------------
Comprehensive income                                         $  454.0
                                                     ================
Purchase of treasury shares                    (419.4)                                                              (15.4)   (419.4)
Stock issued for:
         Acquisitions, including
                 additional consideration         6.2                        0.1                                      0.2       6.1
            Compensation and benefit plans       91.8                      (45.1)                               7.6   3.8     129.3
Other transactions and adjustments                1.7                       (1.0)                               2.7
Cash dividends declared ($0.08 per
  share)                                        (35.7)                     (35.7)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                    3,755.9                    1,893.9            54.1    448.9   2,147.7 (13.4)   (339.8)
Comprehensive income
     Net Income                               1,199.7        $1,199.7    1,199.7
     Other comprehensive income:
          Unrealized losses on securities      (175.1)         (175.1)
          Foreign currency translation
             adjustment                         (11.3)          (11.3)
          Minimum pension liability
              adjustment                         44.6            44.6
                                                      ---------------
   Other comprehensive income                                  (141.8)                    (141.8)
                                                     ----------------
Comprehensive income                                         $1,057.9
                                                     ================
Purchase of treasury shares                  (1,104.7)                                                              (25.0) (1,104.7)
Stock issued for compensation and
  benefit plans                                 233.5                      (94.9)                              37.8   7.4     290.6
Other transactions and adjustments               (0.5)                      (0.2)                              (0.3)
Cash dividends declared ($0.08 per
  share)                                        (34.4)                     (34.4)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                    3,907.7                    2,964.1           (87.7)   448.9   2,185.2 (31.0) (1,153.9)
Comprehensive income
     Net Income                                 929.6        $  929.6      929.6
     Other comprehensive income:
          Unrealized gains on securities         81.7            81.7
          Foreign currency translation
             adjustment                         (17.2)          (17.2)
          Minimum pension liability
             adjustment                           4.3             4.3
                                                     ----------------
   Other comprehensive income                                    68.8                       68.8
                                                     ----------------
Comprehensive income                                         $  998.4
                                                     ================

Purchase of treasury shares                  (1,509.8)                                                              (32.8) (1,509.8)
Stock issued for compensation and
  benefit plans                                 311.9                     (144.6)                              60.5   8.2     396.0
Gain on sale of minority interest in
   eONE Global, net                              36.5                                                          36.5
Issuance of Common Stock Warrant                 15.0                                                          15.0
Cash dividends declared ($0.08 per
  Share)                                        (32.0)                     (32.0)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                  $ 3,727.7                   $3,717.1         $ (18.9)   448.9  $2,297.2 (55.6)$(2,267.7)
===================================================================================================================================

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

Business Description

FDC provides a variety of transaction processing services and money transfer and payment services to financial institutions, commercial establishments and consumers. The Company classifies its operations into four reportable segments: payment services, merchant services, card issuing services, and emerging payments (see Note 15).

FDC operations in the United States provide the vast majority of the Company's transaction processing services, including the processing for almost all of the money transfers and credit card transactions that are ultimately settled outside of the U.S. Currently, FDC's processing centers in the United Kingdom and Australia are the only foreign operations of any significance which have local currency as their functional currency. These units, collectively, accounted for 6%, 5%, and 5% of FDC's total revenues for the years ended December 31, 2000, 1999 and 1998, respectively, and a comparable portion of FDC's assets and earnings (prior to the non-recurring items discussed in Note 2).

Cash and Cash Equivalents

Highly liquid investments (other than those included in settlement assets) with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates market value. Cash equivalents at December 31, 2000 and 1999 include $70.0 million of required investments in connection with FDC's merchant card settlement operation.

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

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Off-Balance Sheet Financial Instruments

FDC, through the use of interest rate swap and cap agreements, hedges certain exposures to changes in variable rates that impact commissions paid to certain of its payment services selling agents (see Note 7). The interest rate indices specified by the agreements have been and are expected to be highly correlated with the commission rates paid to these selling agents. Interest rate swap agreements involve the receipt of floating rate payments in exchange for fixed rate payments over the life of the agreement. The differential to be paid or received is accrued as rates change and is recognized as an adjustment of agent commission expense. Costs of variable rate cap agreements, which are included in other assets, are amortized as an adjustment to agent commissions over the lives of the agreements, and amounts due FDC under these agreements are recognized as an adjustment of agent commissions as earned.

In addition, the Company utilizes purchased foreign currency options and forward exchange contracts which qualify as cash flow hedges. These are intended to offset the effect of exchange rate fluctuations on forecasted sales and intercompany royalties expected to occur over the next 12 months. Gains and losses on the derivative are intended to offset losses and gains on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuating foreign currency exchange rates.

The fair value of these agreements and changes to their fair value resulting from changes in market rates are not recognized in the financial statements. Effective January 1, 2001, these agreements will be recognized in the financial statements in connection with the Company's required adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation which is computed using the straight-line method over the lesser of the estimated useful life of the related assets (generally three to ten years for equipment, furniture and leasehold improvements, and 30 years for buildings) or the lease term. Amounts charged to expense for the depreciation and amortization of property and equipment were $229.4 million in 2000, $249.1 million in 1999, and $266.7 million in 1998.

Goodwill and Other Intangibles

Goodwill represents the excess of purchase price over tangible and other intangible assets acquired less liabilities assumed arising from business combinations and is being amortized on a straight-line basis over estimated useful lives ranging from seven to 40 years. Goodwill amortization expense totaled $97.5 million in 2000, $99.2 million in 1999, and $105.9 million in 1998. Other intangible assets consist primarily of contract costs (rights to provide processing services to customers, acquired directly or through acquisitions) and capitalized conversion costs (contractually required systems and programming and other related costs to convert client accounts to FDC's processing systems). Other intangible assets also include capitalized systems development costs (costs to create new platforms for certain of the Company's information processing services) of $133.4 million at December 31, 2000 and $128.1 million at December 31, 1999. Other intangibles also include, to a lesser extent, databases, copyrights, patents, software and noncompete agreements acquired in business combinations. Client contracts for which costs are capitalized generally provide for the payment by the client of minimum annual fees and contract termination penalties. Other intangibles are amortized on either a straight-line basis or as a percentage of expected revenues over the length of the contract or benefit period, which generally ranges from three to 20 years. Other intangibles amortization expense totaled $261.9 million in 2000, $269.5 million in 1999, and $218.5 million in 1998.

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

Revenue Recognition

FDC recognizes revenues from its information and transaction processing services as such services are performed, recording revenues net of certain costs not controlled by the Company (primarily interchange fees charged by credit card associations of $1.6 billion in 2000, $1.9 billion in 1999, and $1.6 billion in
1998). The Company adopted the provisions of the

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") in the third quarter of 2000. SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. Upon adoption, the Company restated prior periods to reflect the netting of certain revenues and expenses that were previously presented gross. The restatement had the effect of reducing revenues and operating expenses by $32.9 million in 2000, $59.9 million in 1999, and $70.5 million in 1998. The adoption of SAB 101 had no impact on income from continuing operations, net income, or related per share amounts.

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Earnings Per Common Share

Earnings per common share amounts are computed by dividing net income amounts by weighted-average common stock and common stock equivalent shares (when dilutive) outstanding during the period. Amounts utilized in per share computations are as follows:


Year Ended December 31,                      2000                             1999                             1998
----------------------------------------------------------------------------------------------------------------------
(in millions)
Weighted-average shares outstanding:
       Basic weighted-average shares          406.9                            427.7                            445.2
       Common stock equivalents                 6.3                              7.4                              3.1
       Convertible debentures                   0.9                              ---                              ---
                                           --------                         --------                         --------
                                              414.1                            435.1                            448.3
Earnings add back related to
      convertible debentures                 $  1.2                              ---                              ---


Diluted earnings per common share are computed based on weighted-average shares outstanding including the dilutive impact of common stock equivalents which consist of outstanding stock options, warrants and restricted stock. The after tax interest expense and issue cost amortization on convertible debt is added back to net income when common stock equivalents are included in computing diluted earnings per common share.

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

Advertising Costs

Advertising costs, included in "selling, general, and administrative" expenses, are expensed as incurred or at the first time the advertising takes place. Advertising expense for 2000, 1999 and 1998 was $153.2 million, $135.2 million, and $120.3 million, respectively.

Gains on Issuance of Stock by Subsidiaries

At the time a subsidiary sells its stock to unrelated parties at a price in excess of its book value, the Company's net investment in that subsidiary increases. If at that time, the subsidiary is not a newly-formed, non-operating entity, nor a research and development, start-up or development stage company, nor is there question as to the subsidiary's ability to continue in existence, the Company records the increase in its Consolidated Statements of Income. Otherwise, the increase is reflected in additional paid in capital in the Company's Consolidated Statements of Stockholders' Equity.

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2: Divestitures, Restructuring, Litigation, Impairment and Provision for Loss on Contract

The Company divested and closed certain businesses and recorded restructuring, litigation settlements and impairment charges related both to ongoing operations and divestitures in the three years ended December 31, 2000 in order to focus on core businesses and to manage costs. Restructuring, merger and divestiture accruals are reviewed each period and balances in excess of anticipated requirements are reversed through the same Statement of Income caption in which they were originally recorded. Such reversals resulted from the favorable resolution of contingencies and changes in facts and circumstances. During 1998, the Company recorded a provision for an anticipated loss on an overseas processing contract. A summary of these items follows:

                                                                                      Pre-tax (Gain) Charge
Year Ended December 31,                                           2000                        1999                        1998
------------------------------------------------------------------------------------------------------------------------------------
(in millions)
Net gain on business divestitures and
     associated impairments                                     $(186.0)                      $(743.8)                      $(60.1)
Other impairments                                                  36.4                           ---                         71.9
Restructuring                                                      75.9                           ---                         35.7
Business closure                                                    ---                          13.5                        146.4
Litigation settlement                                              12.0                          36.1                          ---
Reversal of restructuring,
     merger and divestiture accruals                               (9.6)                        (21.6)                         ---
                                                  ---------------------         ---------------------        ---------------------

Total pre-tax (gain)  charge for restructuring,
     divestitures, litigation and
     impairment, net                                             $ (71.3)                     $(715.8)                      $193.9
                                                  ======================        =====================        =====================
Provision for loss on contract                                                                                              $125.2


2000 Activities

Business Divestitures and Associated Impairments - In January 2000, the Company completed the sale of its Hogan Information Services business unit to Dolan Media Company for cash proceeds of $30.5 million. As a result of this transaction and the second quarter sale of another small business, the Company recognized a pre-tax gain of $5.4 million. In September 2000, the Company signed a letter of intent to sell a small subsidiary and, as a result, recorded an impairment charge of approximately $5.4 million. The sale was completed in January 2001.

In September 2000, FDC completed the merger of its joint venture, TransPoint, LLC, with Checkfree Holdings Corporation ("Checkfree"). The merger resulted in FDC receiving consideration of 6.6 million shares of Checkfree stock and recognizing a pre-tax gain of $186.0 million. The pre-tax gain reflects a $42 million cash contribution from FDC to TransPoint immediately prior to the merger.

Other Impairments - In June 2000, the Company recorded an impairment charge of $2.8 million related to a customer contract. In December 2000, the Company recorded a $33.6 million write-down of its investment in Excite@Home due to a decline in the market value that was considered other than temporary.

Restructuring - Net restructuring charges of $75.9 million were recorded; $2.6 million related to payment services, $69.6 million related to card issuing services and $3.7 million related to all other and corporate. These charges represent net facility closure costs of $5.7 million (including a $3.9 million gain on the sale of a closed facility) and severance accruals of $70.2 million for approximately 3,800 employees resulting from the downsizing of certain operations. During 2000, the Company utilized $19.2 million of the accrual for severance, leaving an accrual at December 31, 2000 of $60.6 million.

Litigation, and Reversal of Restructuring, Merger and Divestiture Accruals - In August 2000, the Company accrued $12.0 million based on the preliminary settlement of a pending lawsuit. During 2000 the Company also recorded net benefits of $9.6 million, related to the true-up and reversals of certain previously recorded divestiture related accruals.

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


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

In December 1999, the Company sold its Investor Services Group subsidiary to PNC Bank Corp. for cash proceeds of approximately $1.1 billion. This sale allows FDC to further concentrate its efforts on electronic payment services and e-commerce solutions. As a result of this sale, the Company recorded a pre-tax gain of $744.6 million and realized net after tax cash proceeds of approximately $725.0 million.

Business Closure - In September 1999, the Company recorded a pre-tax loss of $13.5 million related to the termination of a specialty services joint venture. The charge consisted of severance accruals for approximately 60 employees of $7.0 million and other accrued exit costs (primarily a termination fee) of approximately $6.5 million. At December 31, 1999, the remaining accrual was $0.8 million and at December 31, 2000 was $1.0 million.

Litigation Settlement - In May 1999, the Company announced that its Western Union business unit received approval for a proposed settlement of all claims in several class action lawsuits pertaining to the Company's U.S.-to-Mexico money transfer business. Under the terms of the proposed settlement, FDC will establish a charitable fund for the advancement of Mexican and Mexican-American causes in the amount of $4 million. In addition, Western Union will issue discount coupons to its customers who transferred money to Mexico from January 1, 1987 to August 31, 1999. FDC recorded pre-tax charges of $36.1 million in 1999 to reflect legal fees, the charitable fund and other outside administrative costs in connection with the settlement. Future discounts related to coupon redemption will be recorded as incurred. This settlement received final approval and judgment in December 2000. At December 31, 1999, the remaining accrual was $22.5 million and at December 31, 2000 was $18.3 million.

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

In June 1998, the Company completed the sale of First Image Management Company ("First Image") for cash proceeds of $150.0 million. In January 1998, the Company announced its intention to sell First Image and recorded a 1997 pre-tax impairment charge of $106.7 million, reflecting the anticipated loss on the disposition. The finalization of this transaction resulted in the reversal of $9.8 million of the 1997 impairment charge.

In October 1998, the Company completed the sale of VIPS for cash proceeds of $48 million and recorded a pre-tax gain of $21.8 million.

Other Impairments - In the second quarter 1998, the Company determined that approximately $38.5 million of platform development costs related to the HSBC Holdings, plc ("HSBC") project (see "Provision for Loss on Contract" below) and other potential non-U.S. clients would not be recoverable in the near to medium term, and thus were written off. Recoverability became unlikely with the loss of the HSBC contract profitability and the diminished prospects for previously anticipated new non-U.S. clients. The Company had other impairment charges of $33.4 million of which $2.2 million related to card issuing services, $10.0 million related to facility closures and terminated conversion efforts in merchant services and

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


$21.2 million related to software in the corporate and other category. A change in strategic direction by certain of the Company's customers resulted in $15.1 million of software not being recoverable in the near to medium term. The remaining $6.1 million software impairment related to the abandonment of certain development efforts where the commercial viability of the planned product or service offering became doubtful.

Restructuring - Restructuring charges of $35.7 million were recorded; $19.0 million related to merchant services, $9.6 million related to card issuing services and $7.1 million related to corporate and other. The charges included a provision of $20.0 million for severance related to 810 employees, a provision of $9.7 million for facility closure and related costs and $6.0 million for settlement of a legal matter associated with the merger with FFMC. During 1998, 1999 and 2000, respectively, the Company utilized $21.2 million, $6.3 million and $0.7 million of the accrual; $18.6 million for severance, $3.6 million for facility closure and $6.0 million for the FFMC legal matter. Including 2000 sub-lease income of $1.1 million on facilities and a 1999 reversal of $3.5 million, the remaining accrual was $5.1 million at December 31, 2000 versus $4.7 million at December 31, 1999 and $14.5 million at December 31, 1998. The 1999 reversal and the continued balance in the accrual was primarily caused by a delay in the closure of the Nashville facility required by the Federal Financial Institutions Examination Council because of Year 2000 concerns. The facility is scheduled for closure in May 2001.

Business Shut Down - During the fourth quarter the Company recorded a $146.4 million charge to shut down Innovis, Inc. (formerly Consumer Credit Associates, Inc.), the Company's consumer credit reporting business. All operations ceased on December 31, 1998 except for limited activities to fulfill contractual commitments. The charge included writing off intangible assets of $133.1 million, fixed assets of $3.8 million, severance of $5.7 million and other accrued exit costs of $3.8 million. At December 31, 1998, 1999 and 2000 the remaining accrual was $9.5 million, $6.2 million and $4.2 million, respectively.

Provision for Loss on Contract - During the second quarter of 1998, the Company amended its agreement with HSBC Holdings, plc ("HSBC") which revised the scope of service to be provided to HSBC. As a result of this amendment and because of difficulties in the development process in Hong Kong which resulted in delays to the conversion date and, consequently, significant unanticipated costs, the Company determined that total estimated costs under the amended contract would exceed anticipated revenues. Accordingly, a provision of $125.2 million was recorded in the second quarter for such estimated net losses (reported on the "Provision for loss on contract" line in the Consolidated Statements of Income). In September of 1998, the Company announced the termination of its Hong Kong card processing contract with HSBC. The loss contract provision was fully utilized for costs associated with the contract termination. Such costs include the write-off of $72.5 million of intangible assets as of June 30, 1998, $14.5 million of costs incurred from June 30, 1998 to contract termination date in fulfillment of contractual obligations, $5.3 million of fixed asset write-offs, $8.9 million of wind down costs and $24.0 million designated for an Australian card processing contract. The $8.9 million of wind down costs include $5.9 million of salary and facility costs during the wind down period and $3.0 million of other exit type costs such as severance and lease exit costs. The termination of the HSBC contract resulted in an Australian card processing contract becoming a loss contract due to the Australian card processing contract now bearing the full cost of operating the Asian processing platform rather than sharing such costs with HSBC. At December 31, 1998, the remaining loss accrual was $19.1 million. During 1999, the Company utilized $18.0 million of the HSBC provision leaving a provision of $1.1 million at year-end 1999. During 2000 the Company utilized $0.7 million of the provision and reversed the remaining $0.4 million accrual as a component of the $9.6 million included in the table above.

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following summarizes activity with respect to the Company's restructuring activities for the years ended December 31 (in millions):


                                                                          2000               1998 (a)
                                                             -----------------     -----------------
Expense Provision:
    Employee severance                                                   $70.2                 $20.0
    Facility closure                                                       9.6                   9.7
    Other exit costs                                                       ---                   6.0
                                                             -----------------     -----------------
                                                                          79.8                  35.7
                                                             -----------------     -----------------


Cash Payments and Other (b):
    2000                                                                  19.2                  (0.4)
    1999                                                                   ---                   6.3
    1998                                                                   ---                  21.2
                                                             -----------------     -----------------
                                                                          19.2                  27.1
Reversals:
    1999                                                                   ---                   3.5
                                                             -----------------     -----------------
                                                                           ---                   3.5
Remaining accrual at December 31, 2000:
    Employee severance                                                    51.0                   0.7
    Facility closure                                                       9.6                   4.4
    Other exit costs                                                       ---                   ---
                                                             -----------------     -----------------
                                                                         $60.6                 $ 5.1
                                                             =================     =================

   (a)  Excludes Hong Kong and Innovis activities described above.
   (b) Other includes net sub-lease income on facilities which will fund a lease buyout.

There were no restructuring activities in 1999.

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Note 3: Business Combinations and Asset Acquisitions

                                                                  Initial Consideration
                                                ------------------------------------------------------
                                                                                   FDC Common Stock
                                                                                ----------------------
                                                                                     Dollar
Businesses and Assets Acquired                        Month    Total (a)   Cash      Value      Shares
                                                ------------------------------------------------------
(in millions)
2000:
Canada Trust merchant portfolio                     August       $ 22.7   $ 22.7           ---     ---
Bank alliance programs                                             63.1     38.6           ---     ---
Two other acquisitions                                             13.5     13.5           ---     ---
                                                             -----------------------------------------
                                                                 $ 99.3   $ 74.8           ---     ---
                                                             =========================================

1999:
Transaction Processing Services                     April        $  8.0   $  8.0           ---     ---
State Street Global Advisors (b)                    April          13.0     13.0           ---     ---
Paymentech, Inc                                     July          420.0    420.0           ---     ---
U.S. Processing, LLC                                September      10.1     10.1           ---     ---
Six other acquisitions                                             29.6     29.2           ---     ---
                                                             -----------------------------------------
                                                                 $480.7   $480.3           ---     ---
                                                             =========================================

1998:
First Data Financial Services                       January      $115.5   $ 50.5           ---     ---
FPS Services (b)                                    February       12.0     12.0           ---     ---
U.S. Benefits Services (b)                          May            11.7      5.5          $6.2     0.2
Bank alliance programs                                             12.2     12.2           ---     ---
Four other acquisitions                                            18.7     16.4           ---     ---
                                                             -----------------------------------------
                                                                 $170.1   $ 96.6          $6.2     0.2
                                                             =========================================

(a) Other consideration, not separately listed in the table or described above, consists of promissory notes and other amounts payable of $24.5 million in 2000, $0.4 million in 1999, and $2.3 million in 1998. In addition, total consideration for First Data Financial Services included $65.0 million representing the fair market value of the Company's NTS subsidiary's net assets which were sold as part of the transaction.

(b)  Acquired by Investor Services Group which was sold in December 1999.

First Data Loan Company Canada will serve as the acquiring entity for the Canada Trust merchant portfolio, which was acquired in 2000. In addition, other acquisitions for 2000 include the acquisition of a remittance processing business.

In September 2000, FDC obtained a controlling interest in the joint venture formed in 1998 among FDC, BA Merchant Services, Inc. and USA Processing ("BMCF") into which the Company contributed the assets of First Data Financial Services ("FDFS") acquired in early 1998. The Company increased its ownership interest in this joint venture to 67%. The $45 million cost of the additional ownership interest (of which $24.5 million is in the form of a promissory note) is included within the $63.1 million for bank alliance programs in the foregoing table. The remaining $18.1 million relates to the Company's purchase of a bank alliance partner's 50% interest in a merchant portfolio.

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

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


All of the above business combinations and asset acquisitions have been accounted for as purchases, and their results have been included in the Company's results of operations from the effective dates of acquisition. The following table outlines the assets acquired and liabilities assumed (at date of acquisition):



Year Ended December 31,                                                2000                       1999                       1998
-----------------------------------------------------------------------------------------------------------------------------------
(in millions)
Fair value of net assets acquired                                      $ 99.3                     $480.7                     $170.1
Less acquisition notes and accounts payable                             (24.5)                      (0.4)                      (2.3)
Less value of common stock issued                                         ---                        ---                       (6.2)
Less fair value of assets sold                                            ---                        ---                      (65.0)
Less cash acquired                                                      (21.9)                      (0.5)                      (2.4)
                                                         --------------------------------------------------------------------------
Net cash paid for acquisitions                                         $ 52.9                     $479.8                     $ 94.2
                                                         ==========================================================================


The acquisition of Paymentech has been reflected as a $420.0 million Investment in Affiliate, accounted for under the equity method. The $416.7 million excess of purchase price over FDC's 45% interest in the tangible net assets of Paymentech is being amortized over the estimated remaining life of the underlying intangibles, including goodwill. The remaining fair value of net assets acquired includes initial goodwill and other intangible amounts aggregating $95.8 million in 2000, $50.3 million in 1999, and $168.2 million in 1998. In connection with the above noted acquisitions, FDC recorded exit liabilities of $0.2 million, $0.1 million, and $6.3 million in 2000, 1999 and 1998, respectively. The exit liabilities related primarily to facility shutdown, severance, unfavorable lease commitments, and legal costs. At December 31, 2000 and 1999, FDC had total remaining acquisition reserves of $8.1 million and $8.5 million. FDC does not anticipate any significant adjustment to the purchase price allocations.

The terms of certain of the Company's acquisition agreements provide for additional consideration to be paid if the acquired entity's results of operations exceed certain targeted levels. Targeted levels are generally set substantially above the historical experience of the acquired entity at the time of acquisition. Such additional consideration is paid in cash and with shares of the Company's common stock, and is recorded when earned as additional purchase price. Additional consideration was paid totaling $47.2 million in 2000, $32.3 million in 1999, and $2.3 million in 1998. The maximum amount of remaining contingent consideration is $142.8 million (payable through 2003), of which $15.3 million was earned in 2000 and accrued at December 31, 2000.

Note 4: Investments in Affiliates

Operating results include the Company's proportionate share of income from affiliates, which consist of unconsolidated investments and joint ventures accounted for under the equity method of accounting. The most significant of these affiliates are related to the Company's merchant alliance program.

A merchant bank alliance is a joint venture between FDC and a financial institution that combines the expertise of the Company with the visibility and distribution of the bank. The joint ventures sell processing services to merchants. At December 31, 2000, there were seven such joint ventures accounted for under the equity method of accounting.

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of financial information for the merchant alliances and other affiliates accounted for under the equity method of accounting is as follows:



December 31,                                          2000                         1999
---------------------------------------------------------------------------------------
(in millions)
Total Assets                                      $3,446.0                     $2,475.3
Total Liabilities                                  2,594.5                      1,599.2


Year Ended December 31,                               2000                         1999                       1998
--------------------------------------------------------------------------------------------------------------------
(in millions)
Net Operating Revenues                            $1,403.0                     $1,046.8                       $758.4
Operating Expenses                                   966.6                        837.5                        646.2
Operating Income                                     436.4                        209.3                        112.2
Net Income                                           377.9                        177.4                        106.7
FDC Share of Net Income                              186.2                        110.8                         54.3

The primary components of assets and liabilities are settlement related accounts as described in Note 5 below.

Amounts presented herein do not include amortization of $50.9 million, $26.4 million and $18.2 million for the years ended December 31, 2000, 1999 and 1998, respectively, related to the excess of FDC's investment over its proportionate interest in the net assets of the joint venture. This difference, which amounted to $655.3 million and $635.0 million at December 31, 2000 and 1999, respectively, is amortized over the estimated useful lives of the underlying intangible assets. In addition, the 1999 amounts do not include the Wells Fargo Alliance since it was consolidated in 1999 and not accounted for under the equity method of accounting.


Note 5: Settlement Assets and Obligations

Settlement assets and obligations result from FDC's processing services and associated settlement activities, including settlement of payment transactions. Settlement assets are generated principally from payment instrument sales (primarily official checks and money orders) and card transactions. FDC records corresponding settlement obligations for amounts payable to merchants and for payment instruments not yet presented for settlement. The difference in the aggregate amount of such assets and liabilities is primarily due to unrealized net investment gains and losses, which are reported as other comprehensive income in stockholders' equity. The principal components of FDC's settlement assets and obligations are as follows:


December 31,                                                         2000                            1999
---------------------------------------------------------------------------------------------------------
(In millions)
Settlement assets:
------------------
Cash and cash equivalents                                        $2,568.1                        $2,280.3
Investment securities                                             6,613.9                         6,980.9
Due from card associations                                          319.3                           188.6
Due from selling agents                                             315.3                           135.8
                                                    ---------------------           ---------------------
                                                                 $9,816.6                        $9,585.6
                                                    =====================           =====================
Settlement obligations:
-----------------------
Payment instruments outstanding                                  $8,235.3                        $8,203.8
Card settlements due to merchants                                   529.8                           429.0
Due to selling agents                                             1,008.1                         1,061.8
                                                    ---------------------           ---------------------
                                                                 $9,773.2                        $9,694.6
                                                    =====================           =====================




s                                      F-17

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Cash equivalents consist of short-term time deposits, reverse repurchase agreements, commercial paper and other highly liquid investments. See Note 6 for information concerning the Company's investment securities.

FDC generates revenues from its investment of certain settlement assets, a substantial majority of which are cash equivalents and investment securities within the Company's payment services business. Payment services investment portfolio balances averaged $7.8 billion in 2000, $7.8 billion in 1999, and $6.6 billion in 1998. Investment revenues (before commissions to certain selling agents) from payment services portfolios totaled $411.7 million in 2000, $387.4 million in 1999 and $340.5 million in 1998 ($564.2 million, $538.9 million, and $462.2 million, respectively, on a pre-tax equivalent basis).

Note 6: Investment Securities

Investment securities are a principal component of the Company's settlement assets, and represent the investment of funds received by FDC from the sale of payment instruments (principally official checks and money orders) by authorized agents. The Company also maintains various other investments, primarily equity securities, which are classified as available-for-sale and carried at fair market value of $345.2 million at December 31, 2000 and $41.3 million at December 31, 1999. Such investments include Checkfree and Excite@Home. During 2000 FDC completed the merger of its joint venture, TransPoint, LLC, with Checkfree. The merger resulted in FDC receiving consideration of 6.6 million shares of Checkfree stock. Excite@Home acquired iMall, Inc. in which FDC held an 11% ownership interest in 1999. FDC received Excite@Home shares for its iMall shares. In addition, the Company has investments in equity securities and other investments that are not publicly traded which are carried at cost of $71.7 million and $92.5 million at December 31, 2000 and 1999, respectively.

Within settlement assets, virtually all of FDC's investment securities are debt securities, most of which have maturities greater than one year. At December 31, 2000, 68% of these debt securities mature within five years and 97% within 10 years.

The principal components of investment securities, which are carried at fair value, are as follows:

                                                                                               Net Unrealized
                                                         Fair Value        Amortized Cost        Gain (Loss)
---------------------------------------------------------------------------------------------------------------
(In millions)
December 31, 2000
    State and municipal obligations                            $5,769.9            $5,716.6             $  53.3
    Corporate bonds                                               502.6               505.9                (3.3)
    Adjustable rate mortgage-backed securities                    168.1               170.3                (2.2)
    Other                                                         590.2               616.1               (25.9)
                                                   ------------------------------------------------------------
    Totals                                                     $7,030.8            $7,008.9             $  21.9
                                                   ============================================================

December 31, 1999
    State and municipal obligations                            $6,206.1            $6,297.0             $ (90.9)
    Corporate bonds                                               407.1               420.8               (13.7)
    Adjustable rate mortgage-backed securities                    208.1               210.1                (2.0)
    Other                                                         215.7               212.6                 3.1
                                                   ------------------------------------------------------------
    Totals                                                     $7,037.0            $7,140.5             $(103.5)
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

Off-balance sheet financial instruments

A portion of the Company's payment services business involves the payment of commissions to selling agents that are computed based on short-term variable rates. From time to time the Company has purchased variable rate caps to partially insulate its sales commission amounts from increases in these rates. There were no such agreements at December 31, 2000. At December 31, 1999, these agreements had effective notional amounts totaling $800 million ($400 million becoming effective mid-2000) with cap rates ranging from 6.00% to 6.50% and maturities ranging from December 2000 through July 2001. In addition, the Company has interest rate swap agreements which serve to effectively convert the variable rate commissions to agents to fixed rate amounts. These agreements have an aggregate notional amount of $3.9 billion at December 31, 2000, expire between 2001 and 2012 and require the Company to pay based upon fixed rates between 4.38% and 6.94% (weighted average of 5.99%) while the Company receives payments principally based on three month variable rates. At December 31, 1999 the notional amount of these swaps was $4.1 billion with fixed rates between 5.00% and 6.94%. The counterparties to these agreements are financial institutions with a major rating agency credit rating of "A" or better. The credit risk inherent in these cap and swap agreements represents the possibility that a loss may occur from the nonperformance of a counterparty to the agreements. The Company monitors the credit risk of these counterparties and the concentration of its contracts with any individual counterparty. FDC anticipates that the counterparties will be able to fully satisfy their obligations under the agreements.

In addition, the Company utilizes purchased foreign currency options and forward exchange contracts which qualify as cash flow hedges. These are intended to offset the effect of exchange rate fluctuations on forecasted sales and intercompany royalties expected to occur over the next 12 months. Gains and losses on the derivative are intended to offset losses and gains on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuating foreign currency exchange rates. The primary currencies hedged by the Company are the European euro and British pound. At December 31, 2000 the Company had purchased put options totaling 175 million euros and 30 million pounds and forward sale contracts for 16 million euros. These agreements expire between January and December 2001. At December 31, 1999 the Company had purchased put options totaling 89 million euros, 5 million Australian dollars, 22 million Canadian dollars and forward sale contracts for 40 million pounds expiring between January and June 2000.

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair value of financial instruments

Carrying amounts for certain of FDC's financial instruments (cash and cash equivalents and short-term borrowings) approximate fair value due to their short maturities. These instruments are not in the following table, which provides the estimated fair values of other financial instruments.



December 31,                                                   2000                   1999
------------------------------------------------------------------------------------------------
(In millions)                                          Carrying    Fair       Carrying    Fair
                                                        Value     Value        Value     Value
------------------------------------------------------------------------------------------------
Balance sheet financial instruments:
------------------------------------
   Long-term investment securities                     $7,030.8  $7,030.8     $7,037.0  $7,037.0
   Long-term debt                                         975.3     969.1      1,072.0   1,033.6
Off-balance sheet financial instruments:
----------------------------------------
   Variable rate hedging arrangements,
       Principally rate swap and cap agreements        $    9.9  $  (29.8)    $    3.7  $  104.3
   Foreign currency options and forward
       contracts                                            5.8       4.7          2.1       6.0


The estimated fair values of balance sheet financial instruments are based primarily on market quotations, whereas the estimated fair values of off-balance sheet arrangements are based on dealer quotations. These estimated values may not be representative of actual values that could have been realized as of the year-end dates or that will be realized in the future.

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8: Income Taxes


Year Ended December 31,                                                  2000             1999              1998
----------------------------------------------------------------------------------------------------------------
(In millions)
Components of pre-tax income:
      Domestic                                                       $1,262.8         $1,767.6            $690.1
      Foreign                                                            45.5             57.8              21.8
                                                            ----------------------------------------------------
                                                                     $1,308.3         $1,825.4            $711.9
                                                            ====================================================
Provision for income taxes:
      Federal                                                        $  329.5         $  494.2            $194.1
      State and local                                                    42.5            114.7              43.3
      Foreign                                                             6.7             16.8               8.8
                                                            ----------------------------------------------------
                                                                     $  378.7         $  625.7            $246.2
                                                            ====================================================


The Company's effective tax rates differ from statutory rates as follows (differences are calculated by excluding the impact of restructuring, business divestitures, litigation and impairment items, the impact of which is separately disclosed):


Year Ended December 31,                                            2000                 1999                1998
-----------------------------------------------------------------------------------------------------------------
Federal statutory rate                                            35.0%                 35.0%                35.0%
  State income taxes, net of federal income tax benefit            2.4                  2.7                   3.3
  Nondeductible amortization of intangible assets                  1.9                  2.0                   2.1
  Interest earned on municipal investments                        (8.0)                (9.3)                 (7.8)
  Restructuring, business divestitures, litigation
    and impairment items                                           0.4                  4.9                   2.2
  Other                                                           (2.7)                (1.0)                 (0.2)
                                                                -------------------------------------------------
Effective tax rate                                                29.0%                34.3%                 34.6%
                                                                =================================================



FDC's income tax provisions consist of the following components:



Year Ended December 31,                                                     2000                1999                  1998
-----------------------------------------------------------------------------------------------------------------------------------
(in millions)
Current                                                                            $327.1              $620.8               $ 347.1
Deferred                                                                             51.6                 4.9                (100.9)
                                                                     --------------------------------------------------------------
                                                                                   $378.7              $625.7               $ 246.2
                                                                     ==============================================================



Income tax payments of $569.9 million in 2000 are greater than current expenses and income tax payments of $266.6 million in 1999 are less than current expense primarily because tax on the disposition of First Data Investor Services Group was not due until the first quarter of 2000. Income tax payments of $234.2 million in 1998 are less than current expense due primarily to tax benefits recorded directly to equity and reductions of goodwill.

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the book and tax bases of the Company's assets and liabilities. There was no valuation allowance in 2000 or 1999. Net deferred tax liabilities are included in accounts payable and other liabilities in FDC's consolidated balance sheets. The following table outlines the principal components of deferred tax items:


December 31,                                                   2000             1999
----------------------------------------------------------------------------------------
(in millions)
Deferred tax assets related to:
  Accrued expenses                                           $ 184.9         $ 176.6
  Pension obligations                                           16.2            19.1
  Employee related liabilities                                  51.8            26.1
  Deferred revenues                                              4.4            10.4
  Unrealized securities loss                                     5.7            36.2
  Other                                                         17.9             ---
                                                        --------------------------------
                                                               280.9           268.4
                                                        --------------------------------
Deferred tax liabilities related to:
  Property, equipment and intangibles                         (297.4)         (272.0)
  Sale/exchange of equity interest in affiliates               (78.7)            ---
  Other                                                        (26.1)          (15.5)
                                                        --------------------------------
                                                              (402.2)         (287.5)
                                                        --------------------------------
Net deferred tax liabilities                                 $(121.3)        $ (19.1)
                                                        ================================


Note 9: Borrowings


December 31,                                                             2000            1999
------------------------------------------------------------------------------------------------
(in millions)
Short-Term Borrowings:
----------------------
     Commercial paper                                                 $  780.1        $  207.5
     Extendable Commercial Notes                                          74.7           148.8
     Other short-term borrowings                                           ---           149.8

Long-Term Debt:
---------------
     Medium-Term Notes                                                   397.0           521.5
     6 3/4% Notes due 2005                                               199.2           199.1
     6 5/8% Notes due 2003                                               199.8           199.7
     4 7/8% Convertible Note due 2005                                     50.0            50.0
     Floating Rate Note                                                  100.0           100.0
     Other                                                                29.2             1.7
                                                              ----------------------------------
                                                                      $1,830.0        $1,578.1
                                                              ==================================


The Company's commercial paper borrowings during December 31, 2000 and 1999 had weighted-average interest rates of 6.5% and 5.9%, respectively.

The Company has a $1.5 billion commercial paper program that is supported by a $1.1 billion revolving credit facility. Interest rates for borrowings under the Facility are based on market rates. The Facility contains customary covenants which are not expected to significantly affect FDC's operations. At December 31, 2000, the Company was in compliance with all of these covenants. To provide additional liquidity in early 2000 in the event of a business disruption due to Y2K problems, the Company established a $1.0 billion credit facility that became effective on January 3, 2000. This facility was not used and was cancelled on January 31, 2000.

In November 1999, the Company established a $300 million extendable commercial notes ("ECN") program. As of December 31, 2000, $74.7 million of commercial notes were outstanding under the ECN program.

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In 2000, the amount available under FDC's uncommitted bank credit lines was increased from $200.0 million to $250.0 million. The interest rates for borrowings under the credit lines are based on market rates. As of December 31, 2000, there were no unsecured bank loans outstanding. Through the Facility and the uncommitted bank credit lines, the Company had available borrowing capacity of $569.9 million at December 31, 2000.

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

In December 1998, in conjunction with the execution of a card issuing services processing contract, the Company issued a 7-year $50 million convertible debenture at an interest rate of 4.875%. Subject to customary covenants and conditions, the note is not redeemable prior to maturity. The conversion feature of the note becomes exercisable upon the achievement of certain contract milestones into approximately 1.37 million shares. As of December 31, 2000, 914,495 shares are exercisable.

Aggregate annual maturities of long-term debt are $75.2 million in 2001, $2.1 million in 2002, $200.6 million in 2003, $100.1 million in 2004, $249.2 million in 2005 and $348.0 million in all periods thereafter. The Company paid interest amounts totaling $97.2 million in 2000, $103.1 million in 1999 and $107.2 million in 1998.

Note 10: Supplemental Balance Sheet Information


December 31,                                                                        2000              1999
------------------------------------------------------------------------------------------------------------------
(in millions)
Property and equipment:
   Land                                                                          $    26.6          $   25.2
   Buildings                                                                         190.6             195.4
   Leasehold improvements                                                            138.0             125.1
   Equipment and furniture                                                         1,323.1           1,284.0
                                                                            --------------------------------------
                                                                                   1,678.3           1,629.7

Less accumulated depreciation and amortization                                    (1,054.0)           (919.1)
                                                                            --------------------------------------
                                                                                 $   624.3          $  710.6
                                                                            ======================================

Other assets:
   Investments                                                                   $   416.9          $  133.8
   Prepaid expenses                                                                   58.9              32.8
   Inventory                                                                          47.6              57.7
   Other                                                                             131.5             158.0
                                                                            --------------------------------------
                                                                                 $   654.9          $  382.3
                                                                            ======================================

Accounts payable and other liabilities:
   Accounts payable and accrued expenses                                         $   742.7          $  560.5
   Compensation and benefit liabilities                                              202.7             188.4
   Assumed Western Union pension obligations                                          43.5              54.4
   Accrued costs of businesses acquired (including deferred                           83.5              86.1
    acquisition consideration)
   Income taxes payable                                                              286.4             586.1
   Deferred income taxes                                                             121.3              19.1
   Other liabilities                                                                 484.1             329.8
                                                                            --------------------------------------
                                                                                 $ 1,964.2          $1,824.4
                                                                            ======================================

Note 11: Commitments and Contingencies

The Company leases certain of its facilities and equipment under operating lease agreements, substantially all of which contain renewal options. Total rent expense for operating leases, net of sublease income, was $117.6 million in 2000, $133.6 million in 1999, and $123.1 million in 1998. Minimum aggregate rental commitments at December 31, 2000 under all noncancelable leases, net of sublease income, were $96.7 million in 2001, $61.7 million in 2002, $45.4 million in 2003, $36.2 million in 2004, $32.0 million in 2005, and $84.0 million for all periods thereafter. The sublease income is earned from leased space which FDC concurrently subleases to its customers with mirrored time periods. Future lease rental income exceeds lease payments, with FDC's obligations at December 31, 2000 for remaining lease terms totaling $44.6 million.

In connection with FDC's money transfer business, the Company has entered into a minimum purchase agreement with one of its data processing vendors. Under this agreement, the Company is required to purchase at least $100 million in goods and services over a period of 66 months commencing January 1, 1998. As of December 31, 2000 approximately $49 million in goods and services remained to be purchased under this agreement.

In 1998, five putative class actions based on similar factual allegations were filed in United States District Courts, a California state court and a Texas state court against, among others, the Company or its subsidiaries, including its Western Union Financial Services, Inc. subsidiary. The plaintiffs in these actions claim that an undisclosed "commission" is charged by the Company or its subsidiaries when consumers transmit money to Mexico, in that the exchange rate used in these transactions is less favorable than the exchange rate that the Company or its subsidiaries receive when they trade dollars in the international money market. The plaintiffs assert that the Company and its subsidiaries violated the law by failing to disclose this "commission" in advertising and in the transactions. Some of the plaintiffs also assert that the Company or its subsidiaries have discriminated against persons who use their services to transmit money to Mexico, in that the difference between the market exchange rate and the exchange rate used by Western Union in the Mexico transactions is greater than

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the difference between the market and exchange rates used by the Company or its subsidiaries when transmitting funds to other countries. The plaintiffs seek, among other things, injunctive relief, imposition of a constructive trust, restitution, compensatory and statutory damages, statutory penalties and punitive damages.

The parties to some of these actions reached proposed settlements. Under the proposed settlement, the Company will establish a charitable fund for the advancement of Mexican and Mexican-American causes in the amount of $4 million. Western Union also will issue coupons for discounts on future money transfer transactions to Mexico to its customers who transferred money from the U.S. to Mexico between January 1, 1987 and August 31, 1999. In addition, the Company will issue coupons for discounts on future Western Union transactions to customers who transferred money to Mexico from January 1, 1988 to December 10, 1996 using the MoneyGram service because MoneyGram was previously operated by a subsidiary of the Company. The proposed settlement also includes reasonable attorneys' fees and costs as well as the costs of settlement notice and administration.

On December 21, 2000, the United States District Court for the Northern District of Illinois granted final approval of the proposed settlement and entered a final judgment. In approving the settlement, the Court permanently enjoined the continued prosecution of the other actions. In January 2001, notices of appeal from the final judgment were filed in two of the actions by some of the class members who objected to the settlement in the respective action.

On January 11, 2000, a subsequent putative class action that makes allegations similar to the allegations described above was filed in a California state court against the Company and its subsidiaries, Western Union Financial Services, Inc. and Orlandi Valuta. The putative class consists of those persons who have used Western Union's or Orlandi Valuta's services after August 31, 1999 to transmit money from California to Mexico, or who have used the Western Union or Orlandi Valuta money transfer services to transmit money from California to Mexico and have opted out of one of the nationwide settlements discussed above. The plaintiffs seek injunctive relief, imposition of a constructive trust, an accounting, restitution, compensatory and statutory damages alleged to be in excess of $500,000,000, statutory penalties in an amount of $1,000 for each offense, punitive damages, attorneys' fees, prejudgment interest, and costs of suit. The Company is vigorously defending this action.

On January 19, 2001, another putative class was filed in the United States District Court for the Eastern District of New York against the Company and its subsidiary, Western Union Financial Services, Inc. asserting claims on behalf of a putative worldwide class (excluding members of the settlement class certified in one of the above actions). The plaintiff claims that the Company and Western Union impose an undisclosed "charge" when they transmit consumers' money by wire to international locations, in that the exchange rate used in these transactions is less favorable than the exchange rate that Western Union receives when it trades currency in the international money market. Plaintiff further asserts that Western Union's failure to disclose this "charge" in the transactions violates 18 U.S.C. section 1961 et seq. and state deceptive trade practices statutes, and also asserts claims for civil conspiracy. Plaintiff seeks injunctive relief, compensatory damages in an amount to be proven at trial, treble damages, punitive damages, attorneys' fees, and costs of suit. The Company intends to vigorously defend this action.

In the normal course of business, the Company is subject to claims and litigation, including indemnification obligations to purchasers of former subsidiaries. Management of the Company believes that such matters will not have a material adverse effect on the Company's results of operations, liquidity or financial condition.

Note 12: Stockholders' Equity

Dividends

FDC continued paying cash dividends of $0.02 per share on a quarterly basis to stockholders during 2000. The Company's Articles of Incorporation authorizes
10.0 million shares of preferred stock, none of which are issued.

Other Comprehensive Income

The income tax effects allocated to and the cumulative balance of each component of other comprehensive income are as follows (in millions):

                                                                             Tax                 Net-of-
                                           Beginning        Pre-tax       (Benefit)               Tax         Ending
                                            Balance          Amount       /Expense               Amount      Balance
                                       ------------------------------------------------------------------------------
December 31, 2000
     Unrealized gains(losses) on
      securities                               $(67.3)       $ 125.7       $  44.0             $  81.7        $  14.4
     Currency translation adjustment            (16.1)         (35.1)        (17.9)              (17.2)         (33.3)
     Minimum pension liability                   (4.3)           6.7           2.4                 4.3            ---
                                       ------------------------------------------------------------------------------
                                               $(87.7)       $  97.3       $  28.5             $  68.8        $ (18.9)
                                       ==============================================================================


December 31, 1999
     Unrealized gains(losses) on
      securities                               $107.8        $(269.3)      $ (94.2)            $(175.1)       $ (67.3)
     Currency translation adjustment             (4.8)         (17.4)         (6.1)              (11.3)         (16.1)
     Minimum pension liability                  (48.9)          68.2          23.6                44.6           (4.3)
                                       ------------------------------------------------------------------------------
                                               $ 54.1        $(218.5)      $ (76.7)            $(141.8)       $ (87.7)
                                       ==============================================================================


December 31, 1998
     Unrealized gains on securities            $ 72.2        $  54.8       $  19.2             $  35.6        $ 107.8
     Currency translation adjustment             (5.8)           1.5           0.5                 1.0           (4.8)
     Minimum pension liability                   (0.6)         (74.3)        (26.0)              (48.3)         (48.9)
                                       ------------------------------------------------------------------------------
                                               $ 65.8        $ (18.0)      $  (6.3)            $ (11.7)       $  54.1
                                       ==============================================================================


Other Stockholders' Equity Transactions

In May 2000, the Board of Directors authorized a $1 billion stock repurchase. The Company repurchased 18.1 million of its common shares at a cost of approximately $836.9 million during 2000 under this new authorization.

In November 2000, the Company and iFormation Group completed the formation of eONE Global ("eONE"). Under the terms of the formation agreements, the Company has approximately a 75% interest in eONE. The Company contributed cash, operating assets, and Internet venture interests, and iFormation Group contributed cash of $135 million for approximately a 25% interest and a warrant to purchase 1,750,000 shares of FDC common stock. In connection with the transaction, the Company recognized an after-tax gain of $36.5 million (pre-tax $58.2 million), which has been reflected in additional paid-in capital.

In December 2000, the Board of Directors authorized a $500 million stock repurchase. No purchases have been made under this authorization.

In July 1999, the Board of Directors authorized management to purchase an additional $750 million of the Company's outstanding common stock. The Company completed the utilization of the $750 million provided for repurchase under the 1999 authorization during the first quarter of 2000. A total of 16.7 million shares were repurchased under this program at a cost of approximately $750 million during 1999 and 2000.

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

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13: Stock Compensation Plans

FDC has a plan that provides for the granting of stock options to key employees and other key individuals who perform services for the Company. A total of 69.6 million shares of common stock have been reserved for issuance under the plan, and an additional 6.1 million shares are reserved for issuance in conjunction with certain business combinations and other issuances. A total of 16.9 million shares remain available for future grant. The options have been issued at a price equivalent to or in excess of the common stock's fair market value at the date of grant, generally have ten year terms and become exercisable in three or four equal annual increments beginning 12 months after the date of grant.

In December 1997, the Company instituted a restricted stock award program for key technical systems and related employees. As of December 31, 2000, a total of
0.8 million restricted shares had been granted under this program. These awards have a three-year restriction period from the date of grant. The restricted stock award is subject to forfeiture unless certain conditions are met. The fair value of the shares awarded, as determined on the grant dates, totaled $18.1 million ($14.6 million net of cancellations as of December 31, 2000) and is being amortized on a straight-line basis over the restriction period. The unamortized portion of such awards is reported as a reduction of paid-in capital.

In October 1996, the Company instituted an employee stock purchase plan for which a total of 6.0 million shares have been reserved for issuance, of which
2.0 million shares remain available for future grant. Monies accumulated through payroll deductions elected by eligible employees are used to make quarterly purchases of FDC common stock at a 15% discount from the lower of the market price at the beginning or end of the quarter.

Stock options related to plans which were assumed in connection with the Company's business combinations were converted to options to purchase shares of FDC common stock (at prices ranging from $0.88 to amounts substantially above current market prices for the Company's common stock) and are exercisable at specified times not later than ten years from the date of grant.

In November 2000, eONE and its two subsidiaries, SurePay, LLP ("SurePay") and CashTax, LLP ("CashTax"), instituted long-term incentive plans that provide for the granting of partnership interests to employees and other key individuals. The options have been issued at a price equivalent to the fair market value of the interests at the date of grant, generally have ten-year terms and become exercisable over a four-year vesting period. Following is a detail of partnership interests reserved for issuance under the respective plans and the interests that remain available for future grant (in millions).

                           Reserved for             Available for Future
                             Issuance                     Grant
                           ------------             --------------------
         eONE                  13.1                         4.3
         SurePay               13.2                         7.4
         CashTax                7.5                         3.1


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


FDC:                                                                 2000                1999               1998
                                                               ---------------------------------------------------------
   Risk-free interest rate                                           4.98%              6.34%              4.54%
   Dividend yield                                                    0.17%              0.17%              0.27%
   Volatility                                                        35.3%              25.4%              24.0%
   Expected option life                                             5 years            5 years            5 years
   Expected employee stock purchase right life (in years)             0.25              0.25               0.25

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


eONE, SurePay and CashTax:                                                 2000
                                                                   -------------------
   Risk-free interest rate                                                 4.98%
   Dividend yield                                                           0.0%
   eONE volatility                                                         50.0%
   SurePay volatility                                                     103.0%
   CashTax volatility                                                      35.3%
   Expected option life                                                  5 years

Weighted-average fair value:                                               2000                1999               1998
                                                                   ----------------------------------------------------------
   FDC options granted                                                   $   19               $  15              $   8
   FDC employee stock purchase rights                                         9                   8                  6
   eONE options granted                                                       2                 ---                ---
   SurePay options granted                                                    1                 ---                ---
   CashTax options granted                                                    1                 ---                ---

On December 31, 2000, eONE granted 240,000 options to non-employees. Compensation expense related to these options will be recorded in future periods.

The Company's pro forma information, amortizing the fair value of the options over their vesting period and including the stock purchase rights, is as follows (because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect is not fully reflected until 1999):

(In millions, except per share amounts)                                           2000      1999    1998
---------------------------------------------------------------------------------------------------------
Pro forma net income                                                             $883.1  $1,157.5  $429.2
Pro forma earnings per share - basic                                               2.17      2.71    0.96
Pro forma earnings per share - diluted                                             2.14      2.67    0.96

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

A summary of FDC stock option activity is as follows (options in millions):

                                                                 2000                      1999                      1998
-------------------------------------------------------------------------------------------------------------------------
                                                         Weighted-                 Weighted-                 Weighted-
                                                          Average                   Average                   Average
                                             Options   Exercise Price  Options   Exercise Price  Options   Exercise Price
-------------------------------------------------------------------------------------------------------------------------
Outstanding at January 1                        34.3        $33           37.1        $29           31.2         28
Granted                                          3.2         48            7.7         46           14.7         31
Exercised                                       (7.4)        30 )         (6.1         27           (2.7)        20
Canceled                                        (2.6)        36 )         (4.4         33           (6.1)        33
                                           ---------                  --------                  --------
Outstanding at December 31                      27.5         35           34.3         33           37.1         29
                                           =========                  ========                  ========

Options exercisable at
        Year-end                                13.1        $30           15.0        $27           14.3        $23
=========================================================================================================================

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


The following summarizes information about FDC stock options outstanding (options in millions):

                            Options Outstanding                              Options Exercisable
                    ----------------------------------------------------------------------------------
                                         Weighted-
Range of                  Number          Average         Weighted-         Number        Weighted-
Exercise              Outstanding at     Remaining         Average      Exercisable at     Average
Prices                   12/31/00    Contractual Life   Exercise Price      12/31/00   Exercise Price
------------------------------------------------------------------------------------------------------
$0.88 to $26.75             5.8           3 years             $19              4.6          $17
$27.18 to $37.06           10.1           7 years              32              5.0           32
$37.41 to $44.88            7.3           8 years              43              2.3           42
$46.00 to $70.00            4.3           9 years              51              1.2           46
                        -------                                            --------
                           27.5           7 years              35             13.1           30
                        =======                                            ========


The following summarizes the information regarding the Company's subsidiaries' stock options granted during 2000 and outstanding as of December 31, 2000, all of which remain unexercisable at year-end (options in millions).

                                                                                                       Remaining
                                              Options                  Exercise Price              Contractual Life
                                     -----------------------      -----------------------      -----------------------
    eONE                                        8.8                           $4                       10 years
    SurePay                                     5.8                           $1                       10 years
    CashTax                                     4.4                           $3                       10 years

Note 14: Employee Benefit Plans

Defined Contribution Plans

FDC and certain of its subsidiaries maintain defined contribution savings plans covering virtually all of the Company's full-time employees. The plans provide tax deferred amounts for each participant, consisting of employee elective contributions and additional matching and discretionary Company contributions. In addition, the Company provides a supplemental savings plan for certain highly compensated employees. The plan provides tax deferred contributions, matching and the restoration of Company contributions under the defined contribution plans otherwise limited by the IRS. The aggregate amounts charged to expense in connection with these plans were $41.9 million in 2000, $49.4 million in 1999 and $45.6 million in 1998.

Defined Benefit Plans

The acquisition of Western Union in 1994 included the assumption of $304 million of underfunded obligations related to a suspended defined benefit pension plan. Benefit accruals under this plan were suspended in 1988. The Company reduced these underfunded obligations by contributing $35.0 million in cash to the Western Union Plan during 1997 and $199.0 million in 1995.

The Company has three other defined benefit pension plans covering certain full-time employees in the U.S. and a separate plan covering certain employees located in the United Kingdom. New employees do not participate in the other U.S. Plans due to a past restructuring of benefit plans which allowed only existing participants to accrue benefits. Benefits under the largest of the other U.S. plans were frozen as of December 31, 1997. As a result, participants of this plan were given enhanced benefits under the defined contribution plan. The cost of retirement benefits for eligible employees, measured by length of service, compensation and other factors, is being funded through trusts established under the plans in accordance with laws and regulations of the respective countries. Plan assets consist of cash and a variety of investments in equity (U.S. and foreign) and fixed income securities.

The following table provides a reconciliation of the changes in the plans' benefit obligation and fair value of assets over the two-year period ending December 31, 2000 and a statement of the funded status as of December 31 for both years:


December 31,                                                                2000              1999
--------------------------------------------------------------------------------------------------
(in millions)
Change in benefit obligation
                   Benefit obligation at January 1,                       $845.8            $912.8
                   Service costs                                             8.6               8.7
                   Interest costs                                           55.0              55.0
                   Actuarial (gain)loss                                     14.5             (52.0)
                   Benefits paid                                           (64.2)            (73.1)
                   Foreign currency translation                            (16.0)             (6.3)
                   Other                                                     0.7               0.7
                                                                 ---------------    --------------
                   Benefit obligation at December 31,                      844.4             845.8

Change in plan assets
                   Fair value of plan assets at January 1,                 825.6             781.7
                   Actual return on plan assets                            128.8             116.4
                   Company contributions                                     6.8               6.9
                   Plan participant contributions                            0.7               0.6
                   Benefits paid                                           (64.2)            (73.1)
                   Foreign currency translation                            (17.9)             (6.9)
                                                                 ---------------    --------------
                   Fair value of plan assets at December 31,               879.8             825.6
                                                                 ---------------    --------------
                   Funded status of the plan                                35.4             (20.2)
                   Unrecognized amounts, principally net (gain)
                     loss                                                  (67.5)            (22.9)
                                                                 ---------------    --------------
                   Total recognized                                       $(32.1)           $(43.1)
                                                                 ===============    ==============

The following table provides the amounts recognized in the statement of financial position:


December 31                                                                           2000              1999
------------------------------------------------------------------------------------------------------------
(in millions)
Prepaid benefit                                                                     $ 10.8            $  2.4
Accrued benefit liability                                                            (42.9)            (52.2)
Accumulated other comprehensive income                                                 ---               6.7
                                                                      --------------------------------------
Net amount recognized                                                               $(32.1)           $(43.1)
                                                                      ======================================

As of December 31, 2000, plan assets were in excess of accumulated benefit obligations for all pension plans. The benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets, were $656.1 and $605.3 million as of December 31, 1999, respectively.

The following table provides the components of net periodic benefit cost for the plans:

Year-ended December 31,                                   2000                    1999                 1998

--------------------------------------------------------------------------------------------------------------

(in millions)
Service costs                                                 $  8.6               $  8.7               $  8.0

Interest costs                                                  55.0                 55.0                 56.4

Expected return on plan assets                                 (69.2)               (68.5)               (71.2)
Amortization                                                     1.1                  1.4                  1.0

                                                   -----------------    -----------------    -----------------
Net periodic benefit income                                     (4.5)                (3.4)                (5.8)
Settlement loss                                                  ---                  1.0                  ---
                                                   -----------------    -----------------    -----------------
Net periodic benefit income after settlement                  $ (4.5)              $ (2.4)              $ (5.8)
                                                   =================    =================    =================




The weighted-average rate assumptions used in the measurement of the Company's benefit obligation are shown as follows:



                                               2000                 1999
                                       --------------------------------------
Discount Rate                                  6.79%                6.81%
Expected return on plan assets                 8.75%                8.70%
Rate of compensation increase                  4.00%                4.00%

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pension plan assets include 42,100 and 8,300 shares of FDC stock as of December 31, 2000 and 1999 with fair market values of $2.2 million and $0.4 million respectively.

The Company does not offer post-retirement health care or other insurance benefits for retired employees; however, the Company is required to continue such plans that were in effect when it acquired Western Union. Generally, retiring Western Union employees bear the entire cost of the premiums.

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

First Data Corporation classifies its businesses into four segments: payment services, merchant services, card issuing services, and emerging payments. Payment services is the leading provider of nonbank money transfer and payment services to consumers and commercial entities, including money transfer, official check and money order. Merchant services provides merchant credit and debit card transaction processing services, including authorization, transaction capture, settlement and Internet-based transaction processing. Merchant services also include check verification and guarantee and check and other collection services. Card issuing services provides a comprehensive line of processing and related services to financial institutions issuing credit and debit cards and to issuers of oil and private label credit cards, including information-based products for enhanced decision making and marketing and a provider of consumer and business solutions in the areas of risk and fraud management and information verification. Emerging payments was established in the third quarter of 2000 and is comprised solely of eONE; a business focused on identifying, developing, commercializing, and operating innovative emerging payment systems businesses. The segments have been restated to reflect the movement of the operations of CashTax from payment services and non-core e-commerce related activity and investments from the other segments, to emerging payments. In addition, a small information business from all other and corporate was moved to card issuing services which reflects current management reporting relationships. The "all other and corporate" category includes a leader in developing in-store branch banking programs in supermarkets and other retail superstores, an external provider of operator and customer support services and corporate operations.

The accounting policies of the operating segments are generally the same as those described in the summary of significant accounting policies. A majority of corporate overhead is allocated to the segments based on a percentage of the segment's revenues. Gains or losses arising from business divestitures, restructuring and loss contract provisions, significant litigation, asset impairment charges, interest expense and income taxes are not allocated to the segments for internal evaluation purposes. Revenues and operating profit of the payment services segment are stated on a tax-equivalent basis (i.e., as if investment earnings on settlement assets, which are substantially all nontaxable, were fully taxable at FDC's marginal tax rate). Revenues are attributed to geographic areas based on the location of the unit processing the underlying transactions. No individual foreign country accounted for more than 10% of consolidated revenues in any period presented. SFAS 131 requires disclosure of investments in and equity in earnings of unconsolidated affiliated companies; however, such information, in isolation, is generally not considered by the Executive Committee to be relevant in evaluating segment performance.

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


(in Millions)
---------------------------------------------------------------------------------------------------------------

                                         Payment     Merchant Card Issuing  Emerging  All Other and
Year Ended December 31, 2000             Services    Services   Services    Payments    Corporate      Totals
---------------------------------------------------------------------------------------------------------------
Revenues                                 $ 2,315.2   $1,811.7     $1,480.4    $ 74.9         $184.3   $ 5,866.5
Depreciation and amortization                120.5      233.1        216.9       4.9           13.4       588.8
Operating profit                             684.1      507.9        307.1       5.3          (14.3)    1,490.1
Segment assets                            11,437.1    3,686.4      1,525.6     235.9          410.1    17,295.1
Expenditures for long-lived
   assets                                     76.7      124.5        112.9      20.5           10.7       345.3
Equity in earnings of
 unconsolidated affiliates                   (14.2)     201.0          ---       ---           (0.6)      186.2
Investment in unconsolidated
   affiliates                                  4.4      802.0          ---       ---            ---       806.4


                                         Payment     Merchant Card Issuing  Emerging  All Other and
Year Ended December 31, 1999             Services    Services   Services    Payments    Corporate      Totals
---------------------------------------------------------------------------------------------------------------
Revenues                                 $ 1,953.3   $1,547.7     $1,395.0    $ 70.9         $276.4   $ 5,243.3
Depreciation and amortization                108.8      198.9        247.9       2.6           17.9       576.1
Operating profit                             580.8      411.8        266.0      11.2           46.0     1,315.8
Segment assets                            11,065.1    3,384.9      1,583.1      25.6          946.1    17,004.8
Expenditures for long-lived
   assets                                     84.0      538.5        218.4      16.0           28.4       885.3
Equity in earnings of
 unconsolidated affiliates                    (6.8)     126.1          ---       ---           (8.5)      110.8
Investment in unconsolidated
   affiliates                                  7.1      884.2          ---       ---            ---       891.3


                                         Payment     Merchant  Card Issuing Emerging  All Other and
Year Ended December 31, 1998             Services    Services   Services    Payments    Corporate      Totals
---------------------------------------------------------------------------------------------------------------
Revenues                                 $ 1,639.0   $1,394.2     $1,255.4    $ 57.6         $270.4   $ 4,616.6
Depreciation and amortization                 92.3      188.4        230.3       2.5           18.3       531.8
Operating profit                             493.4      329.1        255.5      13.4           92.0     1,183.4
Segment assets                            10,849.1    3,153.8      1,555.0      26.2          313.2    15,897.3
Expenditures for long-lived
   assets                                     94.9      179.9        368.6       1.2           49.4       694.0
Equity in earnings of
 unconsolidated affiliates                   (22.5)      70.3          ---       ---            6.5        54.3
Investment in unconsolidated
   affiliates                                 14.7      311.7          ---       ---           13.6       340.0


                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of reportable segment amounts to the Company's consolidated balances is as follows (in millions):

                                                                      2000           1999           1998
-----------------------------------------------------------------------------------------------------------
Revenues:
        Total reported segments                                    $ 5,682.2       $ 4,966.9      $ 4,346.2
        All other and corporate                                        184.3           276.4          270.4
        Divested or to be divested                                       ---           394.5          554.2
        Eliminations *                                                (161.3)         (157.9)        (123.7)
-----------------------------------------------------------------------------------------------------------
        Consolidated                                               $ 5,705.2       $ 5,479.9      $ 5,047.1
===========================================================================================================

Income before income taxes:
        Total reported segments                                    $ 1,504.4       $ 1,269.8      $ 1,091.4
        All other and corporate                                        (14.3)           46.0           92.0
        Corporate interest expense                                     (99.2)         (103.8)        (104.1)
        Divested or to be divested                                       ---            55.5           75.4
        Restructuring, business
        divestitures, litigation,
        impairment and provision for
        loss on contract, net                                           71.3           715.8         (319.1)
        Eliminations *                                                (153.9)         (157.9)        (123.7)
-----------------------------------------------------------------------------------------------------------
        Consolidated                                               $ 1,308.3       $ 1,825.4      $   711.9
===========================================================================================================

Assets:
        Total reported segments                                    $16,885.0       $16,058.7      $15,584.1
        All other and corporate                                        410.1           946.1          313.2
        Divested or to be divested                                       ---             ---          689.7
-----------------------------------------------------------------------------------------------------------
        Consolidated                                               $17,295.1       $17,004.8      $16,587.0
===========================================================================================================

Depreciation and amortization:
        Total reported segments                                    $   575.4        $  558.2       $  513.5
        All other and corporate                                         13.4            17.9           18.3
        Divested or to be divested                                       ---            41.7           59.3
-----------------------------------------------------------------------------------------------------------
        Consolidated                                               $   588.8        $  617.8       $  591.1
===========================================================================================================

Expenditures for long-lived assets:
        Total reported segments                                    $   334.6        $  856.9       $  644.6
        All other and corporate                                         10.7            28.4           49.4
        Divested or to be divested                                       ---            24.8           50.0
-----------------------------------------------------------------------------------------------------------
        Consolidated                                               $   345.3        $  910.1       $  744.0
===========================================================================================================

*Represents elimination of adjustment to record payment services revenues on a pre-tax equivalent basis and elimination of intersegment revenue.

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information concerning principal geographic areas was as follows (in millions):



                  United States        Rest of World          Total
                ---------------------------------------------------------
Revenues
  2000             $5,390.0                $315.2            $5,705.2
  1999              5,191.6                 288.3             5,479.9
  1998              4,779.7                 267.4             5,047.1

Long-Lived Assets
  2000              3,902.4                 290.8             4,193.2
  1999              3,865.6                 327.5             4,193.1
  1998              4,419.3                 355.0             4,774.3


"Rest of World" represents businesses of significance which have local currency as their functional currency.

Note 16: Quarterly Financial Results (Unaudited)

Restated summarized quarterly results for the two years ended December 31, 2000 are as follows (in millions, except per share amounts):


2000 by Quarter:                                      First                  Second             Third             Fourth
                                                -----------------       ---------------      -----------    ---------------
Revenues                                                 $1,343.2              $1,413.9         $1,440.3        $1,507.8
Restructuring, business divestitures,
   litigation and impairments, net (a)                        9.5                   2.8           (112.9)           29.3
Other expenses                                            1,104.1               1,108.8          1,109.7         1,145.6
                                                ----------------------------------------------------------------------------
Income before
   income taxes                                             229.6                 302.3            443.5           332.9
Income tax expense                                           64.6                  86.0            135.2            93.0
                                                ----------------------------------------------------------------------------
Net income                                               $  165.0              $  216.3         $  308.3        $  239.9
                                                ============================================================================

Basic earnings per common share                          $   0.40             $   0.53          $   0.76        $   0.61

Diluted earnings per common share                        $   0.39             $   0.52          $   0.75        $   0.60

1999 by Quarter:
Revenues (b)                                             $1,257.9             $1,383.0          $1,383.0        $1,456.0
Restructuring, business divestitures,
   litigation and impairments, net (c)                        ---                 34.9               6.1          (756.8)
Other expenses                                            1,056.4              1,116.3           1,091.5         1,106.1
                                                ----------------------------------------------------------------------------
Income before
   income taxes                                             201.5                231.8             285.4         1,106.7
Income tax expense                                           60.5                 38.5              78.3           448.4
                                                ----------------------------------------------------------------------------
Net income                                               $  141.0             $  193.3          $  207.1        $  658.3
                                                ============================================================================


Basic earnings per common share                          $   0.32             $   0.45          $   0.49        $   1.57

Diluted earnings per common share                        $   0.32             $   0.44          $   0.48        $   1.55


(a) Results for 2000 include a fourth quarter impairment charge of $33.6 million related to the Company's investment in Excite@Home, $0.4 million of a loss contract reserve reversal and a $3.9 million gain on the sale of a facility; a third quarter gain of $186.0 million related to the Company's sale of its investment in TransPoint, $8.7 million of divestiture reserve reversals, a $12.0 million litigation charge, a $5.4 million divestiture related impairment charge and a $64.4 million restructuring provision; second quarter impairment and restructuring charges of $2.8 million and $2.7 million, respectively, partially offset by a divestiture gain of $2.2 million and a divestiture reserve reversal of $0.5 million; and first quarter restructuring charges of $12.7 million partially offset by a divestiture gain of $3.2 million. The after-tax effect of these items was a benefit of $46.0 million ($0.11 per share).

(b) Includes a $19.8 million gain recognized in the fourth quarter upon the merger exchange of Excite@Home stock for iMall stock, in which FDC held an 11% ownership interest. The after-tax effect of this gain was $12.2 million ($0.03 per share).

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


(c) Results for 1999 include fourth quarter benefits resulting from the sale of Investor Services Group in the amount of $744.6 million and a $14.2 million reversal of restructuring, merger and divestiture accruals; a third quarter reversal of a $7.4 million merger accrual related to the 1995 merger of FDC and First Financial Management Corp.; and a second quarter gain resulting from the sale of Innovis in the amount of $24.5 million and a $4.5 million gain from the divestiture of EBP Life. These gains were slightly offset by a fourth quarter addition to the Western Union litigation settlement accrual in the amount of $2 million; a third quarter joint venture termination loss in the amount of $13.5 million; and a second quarter loss on the sale of Donnelley of $29.8 million and settlement of Western Union litigation of $34.1 million. The after-tax effect of these items was $417.6 million ($0.96 per share).

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


                             FIRST DATA CORPORATION
                SCHEDULE II - Valuation and Qualifying Accounts
                             (dollars in millions)

                                                                          Additions
                                                           ------------------------------------
                                               Balance at         Charged          Charged to                           Balance at
                                               Beginning          to Costs            Other                               End of
Description                                    of Period        and Expenses        Accounts        Deductions            Period
----------------------------------------   ---------------------------------------------------------------------    ----------------
Year Ended December 31, 2000
     Deducted from Receivables                  $31.3               $27.4                             $24.3 (b)            $34.4
Year Ended December 31, 1999
     Deducted from Receivables                   27.9                32.0             0.3              28.9 (b)             31.3
Year Ended December 31, 1998
     Deducted from Receivables                   29.1                27.4             0.8 (a)          29.4 (b)             27.9

(a) Primarily due to acquisitions.

(b) Amounts related to business divestitures and write-offs against assets.