Form 10-Q
period 2001-03-31
FIRST DATA CORP
filed 2001-05-14
CIK 883980

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _________________ to _________________

     Commission file number 1-11073

                             FIRST DATA CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                      47-0731996
   ----------------------------------                  -------------------
    (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                    Identification No.)


      6200 SOUTH QUEBEC STREET, GREENWOOD VILLAGE, COLORADO           80111
      -----------------------------------------------------          -------
       (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code          (303) 488-8000
                                                   -----------------------------

          5660 NEW NORTHSIDE DRIVE, SUITE 1400, ATLANTA, GA 30328-5800
--------------------------------------------------------------------------------
               (Former address)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                           Number of Shares
           Title of each class                     Outstanding at April 30, 2001
    -------------------------------                -----------------------------
    (Common stock, $.01 par value)                          391,766,311

                             FIRST DATA CORPORATION

                                      INDEX
                                      -----

                                                                            PAGE
PART I FINANCIAL INFORMATION                                              NUMBER
                                                                          ------


Item 1.   Financial Statements:

          Consolidated Statements of Income for the three
          months ended March 31, 2001 and 2000 ................................3

          Consolidated Balance Sheets at March 31, 2001 and
          December 31, 2000....................................................4

          Consolidated Statements of Cash Flows for the three
          months ended March 31, 2001 and 2000.................................5

          Notes to Consolidated Financial Statements...........................6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.................................15

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..........20


PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K....................................22

                         PART I. FINANCIAL INFORMATION


Item 1. Financial Statements
----------------------------

                             FIRST DATA CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In millions, except per share amounts)
                                   (Unaudited)


                                                          Three months ended March 31,
                                                        ------------------------------
                                                            2001               2000
                                                        -----------       -----------
REVENUES
Service revenues                                        $   1,427.3       $   1,316.1
Product sales and other                                        43.9              27.1
                                                        -----------       -----------
                                                            1,471.2           1,343.2
                                                        -----------       -----------
EXPENSES
Operating                                                     914.1             873.9
Selling, general & administrative                             259.5             209.8
Restructuring, business divestitures,
   litigation and impairment, net                                --               9.5
Interest expense                                               31.5              20.4
                                                        -----------       -----------
                                                            1,205.1           1,113.6
                                                        -----------       -----------

Income before cumulative effect of a change
   in accounting principle and income taxes                   266.1             229.6
Income taxes                                                   75.9              64.6
                                                        -----------       -----------
Income before cumulative effect of a change
   in accounting principle                                    190.2             165.0
Cumulative effect of a change in accounting
   principle, net of $1.6 income tax benefit                   (2.7)               --
                                                        -----------       -----------
Net income                                              $     187.5       $     165.0
                                                        ===========       ===========

Earnings per share - basic                              $      0.48       $      0.40
Earnings per share - diluted                            $      0.47       $      0.39
                                                        ===========       ===========

Weighted average shares outstanding:
     Basic                                                    394.4             416.6
     Diluted                                                  402.2             423.4


See notes to consolidated financial statements.

                             FIRST DATA CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                  (In millions)
                                   (Unaudited)


                                                                                  March 31,        December 31,
                                                                                    2001              2000
                                                                                -----------       ------------
       ASSETS
Cash and cash equivalents                                                       $     799.5       $     853.3
Settlement assets                                                                  10,864.1           9,816.6
Accounts receivable, net of allowance for doubtful accounts
   of $38.3 (2001) and $34.4 (2000)                                                   912.4             970.7
Property and equipment, net                                                           622.6             624.3
Goodwill, less accumulated amortization of $675.0 (2001) and
   $656.6 (2000)                                                                    2,693.5           2,563.3
Other intangibles, less accumulated amortization of $768.2
   (2001) and $727.7 (2000)                                                         1,047.7           1,005.6
Investment in affiliates                                                              918.9             806.4
Other assets                                                                          631.0             654.9
                                                                                -----------       ------------
                                                                                $  18,489.7       $  17,295.1
                                                                                ===========       ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Settlement obligations                                                       $  10,735.4       $   9,773.2
   Accounts payable and other liabilities                                           1,924.5           1,964.2
   Borrowings                                                                       2,169.2           1,830.0
                                                                                -----------       ------------
   Total Liabilities                                                               14,829.1          13,567.4
                                                                                -----------       ------------

Stockholders' Equity:
   Common Stock, $.01 par value; authorized 600.0 shares, issued 448.9 shares
     (2001 and 2000)                                                                    4.5               4.5
   Additional paid-in capital                                                       2,356.0           2,292.7
                                                                                -----------       ------------
   Paid-in capital                                                                  2,360.5           2,297.2
   Retained earnings                                                                3,829.4           3,717.1
   Accumulated other comprehensive income (loss)                                     (119.2)            (18.9)
   Less treasury stock at cost, 56.8 shares (2001) and 55.6
     shares (2000)                                                                 (2,410.1)         (2,267.7)
                                                                                -----------       ------------
   Total Stockholders' Equity                                                       3,660.6           3,727.7
                                                                                -----------       ------------
                                                                                $  18,489.7       $  17,295.1
                                                                                ===========       ===========

See notes to consolidated financial statements.

                             FIRST DATA CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)
                                   (Unaudited)

                                                                                       Three Months Ended March 31,
                                                                                  ------------------------------------
                                                                                     2001                     2000
                                                                                  -----------              -----------
Cash and cash equivalents at beginning of period                                  $    853.3               $  1,044.0
                                                                                  -----------              -----------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                          187.5                    165.0
   Adjustments to reconcile to net cash provided by operating activities:
     Depreciation and amortization                                                     148.9                    149.5
     Non-operating and non-cash portion of restructuring and business
       divestitures, net                                                                   -                      9.5
     Other noncash items, net                                                           15.2                    (27.9)
     Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
         Accounts receivable                                                            64.2                    189.4
         Other assets                                                                  (47.9)                    32.3
         Accounts payable and other liabilities                                       (160.5)                  (128.1)
         Income tax accounts                                                            62.5                   (273.2)
                                                                                  -----------              -----------
           Net cash provided by operating activities                                   269.9                    116.5
                                                                                  -----------              -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Current year acquisitions, net of cash acquired                                    (281.6)                   (10.2)
   Payments related to other businesses previously acquired                            (16.8)                   (29.6)
   Proceeds from dispositions, net of expenses paid                                      1.8                     30.5
   Additions to property and equipment, net                                            (42.5)                   (44.5)
   Payments to secure customer service contracts, including outlays for
     conversion, and capitalized systems development costs                             (57.5)                   (31.2)
   Other investing activities                                                          (18.8)                    21.7
                                                                                  -----------              -----------
     Net cash used in investing activities                                            (415.4)                   (63.3)
                                                                                  -----------              -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Short-term borrowings, net                                                         (198.5)                  (408.2)
   Proceeds from issuance of long-term debt                                            534.0                      --
   Proceeds from issuance of common stock                                              109.9                     75.2
   Purchase of treasury shares                                                        (345.9)                  (352.8)
   Cash dividends                                                                       (7.8)                    (8.4)
                                                                                  -----------              -----------
     Net cash provided by (used in) financing activities                                91.7                   (694.2)
                                                                                  -----------              -----------

Change in cash and cash equivalents                                                    (53.8)                  (641.0)
                                                                                  -----------              -----------
Cash and cash equivalents at end of period                                        $    799.5               $    403.0
                                                                                  ===========              ===========

See notes to consolidated financial statements.

                             FIRST DATA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1: Basis of Presentation

The accompanying consolidated financial statements of First Data Corporation ("FDC" or the "Company") should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2000. Significant accounting policies disclosed therein have not changed except as discussed below with respect to the Company's accounting for its derivatives and hedging activities.

The accompanying consolidated financial statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial position of the Company at March 31, 2001 and the consolidated results of its operations and cash flows for the three months ended March 31, 2001 and 2000. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

FDC recognizes revenues from its information processing services as such services are performed, recording revenues net of certain costs not controlled by the Company (primarily interchange fees and assessments charged by credit card associations of $407.4 million and $358.4 million for the three months ended March 31, 2001 and 2000, respectively).

The Company adopted the provisions of the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") in the third quarter of 2000. SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. Upon adoption, the Company restated prior periods to reflect the netting of certain revenues and expenses that were previously presented gross. The restatement had the effect of reducing revenues and operating expenses for the three months ended March 31, 2000 by $11.7 million. The adoption of SAB 101 had no impact on income from continuing operations, net income, or related per share amounts.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended. SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities at fair value. The adoption of SFAS 133 on January 1, 2001 resulted in a net of tax transition adjustment loss of $24.8 million recognized in the Accumulated Other Comprehensive Income component of stockholders' equity and a net of tax loss of $2.7 million recognized in the Statement of Income for the three months ended March 31, 2001.

Note 2: Divestitures

In January 2000, the Company completed the sale of its Hogan Information Services business unit to Dolan Media Company for cash proceeds of $30.5 million. As a result of this transaction, a pre-tax gain of $3.2 million was recognized in the first quarter of 2000.

                             FIRST DATA CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

Note 3: Acquisitions

In January 2001, the Company entered into a joint venture and formed Nihon Card Processing Co. Ltd., providing third party credit card processing services, by contributing cash of approximately $15 million. The Company is accounting for this investment under the equity method of accounting.

In February 2001, the Company acquired Bidpay.com for approximately $24 million in cash. Bidpay.com is a provider of web-based payment services to online auction markets. The purchase price has been initially allocated to goodwill and is being amortized over seven years.

In March 2001, the Company acquired a majority interest in TASQ Technology, Inc. for approximately $176 million in cash. TASQ Technology, Inc. is an industry leader in point-of-sale (POS) deployment operations. The preliminary purchase price allocation resulted in identifiable intangible assets of $34.8 million which are being amortized over periods of 5 to 10 years and goodwill of $137.8 million which is being amortized over 20 years. Also, the Company acquired a 25% equity interest in FEXCO, one of Ireland's largest financial services companies, for approximately $68 million in cash. The Company is accounting for this investment under the equity method of accounting.

Each of these acquisitions have been accounted for as purchases and their respective results are included with the Company's results from the effective date of each acquisition. No pro forma financial information with respect to the above acquisitions is presented as the aggregate impact is not material.

In addition, the Company issued 1 million shares of its common stock, valued at approximately $53 million, to a merchant alliance partner pursuant to the terms of an earnout agreement entered into in connection with the Company's acquiring its 50% ownership interest in 1997.

Note 4:  Restructuring and Impairment

There were no restructuring charges incurred during the first three months of 2001.

During the three months ended March 31, 2000, the Company recorded restructuring charges of $12.7 million; $1.1 million related to payment services, $9.0 million related to card issuing services, $0.3 million related to merchant services and $2.3 million related to all other and corporate. All charges represent severance accruals for approximately 700 employees resulting from the downsizing of certain operations.

The following table summarizes the Company's utilization of restructuring accruals for the three months ended March 31, 2001 (in millions):

                                                        Employee      Facility
                                                       Severance       Closure
                                                     -----------    -----------
        Remaining Accrual at December 31, 2000            $51.7        $14.0
        Current Period Expense Provision                    ---          ---
        Cash Payments and Other (a)                        (8.5)        (0.3)
                                                     -----------    -----------
        Remaining Accrual at March 31, 2001               $43.2        $13.7
                                                     ===========    ===========

(a) Other includes net sub-lease income on facilities which will fund a lease buyout.

Note 5: Investments In Affiliates

Operating results include the Company's proportionate share of income from affiliates, which consist of unconsolidated investments and joint ventures accounted for under the equity method of accounting. The most significant of these affiliates are related to the Company's merchant bank alliance program.

A merchant bank alliance is a joint venture between FDC and a financial institution that combines the expertise of the Company with the visibility and distribution of the bank. The joint ventures sell processing services to merchants. At March 31, 2001, there were seven such joint ventures accounted for under the equity method of accounting.

                             FIRST DATA CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

In September 2000, the Company gained a controlling interest in one of its merchant alliances. Revenues and expenses for the merchant services segment have been restated to the beginning of 2000 to reflect this alliance as a consolidated subsidiary.

A summary of financial information for the merchant alliances and other affiliates accounted for under the equity method of accounting is as follows (in millions):
                                        March 31, 2001       December 31, 2000
                                       ----------------     -------------------

     Total Assets                         $ 3,221.3             $ 3,446.0
     Total Liabilities                      2,393.7               2,594.5

                                             Three months ended March 31,
                                       ----------------------------------------
                                             2001                  2000
                                       ----------------     -------------------

     Net Operating Revenues               $   369.1             $   308.2
     Operating Expenses                       244.6                 225.2
     Operating Income                         124.5                  82.7
     Net Income                               108.0                  79.6
     FDC Share of Net Income                   51.9                  43.5

Amounts presented herein do not include amortization of $13.4 million and $12.9 million for the three months ended March 31, 2001 and 2000, respectively, related to the excess of FDC's investment over its proportionate interest in the net assets of the joint venture. This difference, which amounted to $706.1 and $655.3 million at March 31, 2001 and December 31, 2000, respectively, is amortized over the estimated useful lives of the underlying intangible assets.

Note 6:  Borrowings

The Company's commercial paper borrowings at March 31, 2001 were $645 million. The Company's commercial paper program is supported by a $1.1 billion revolving credit facility. In the first quarter of 2001, the Company filed a $1.5 billion shelf registration providing for the issuance of debt and equity securities. The Company has $1.5 billion available under this registration, $250 million available under its uncommitted bank lines, and $300 million available under its extendable commercial notes ("ECN") program.

In the first quarter 2001, the Company issued $542 million of 2% Senior Convertible Contingent Debt Securities due 2008 ("CODES"), and received net proceeds of $534 million. The securities are contingently convertible into approximately 6.62 million shares once certain conditions are satisfied based upon the trading price of the Company's common stock and/or the CODES. The CODES are redeemable at the option of the Company commencing March 1, 2004 and at the option of holders of the CODES on March 1, 2004 and 2006.

Note 7:  Earnings Per Share

Earnings per common share amounts are computed by dividing net income amounts by weighted average common and common equivalent shares (when dilutive) outstanding during the period.

Amounts utilized in per share computations are as follows (in millions):

                             FIRST DATA CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

                                                    Three months ended March 31,
                                                    ----------------------------
                                                       2001             2000
                                                    ----------       -----------
        Weighted average shares outstanding:
        Basic weighted average shares                   394.4            416.6
        Common stock equivalents                          6.9              6.8
        4 7/8% convertible note due 2005                  0.9               --
                                                    ----------       -----------
                                                        402.2            423.4
                                                    ==========       ===========
        Earnings add back related to
        convertible note                                $ 0.3               --

Diluted earnings per common share was calculated based on weighted-average shares outstanding including the dilutive impact of shares issuable upon conversion of convertible debt and common stock equivalents which consist of outstanding stock options, warrants and restricted stock. The after tax interest expense and issue cost amortization on convertible debt is added back to net income when common stock equivalents are included in computing diluted earnings per common share. The "if converted" method is utilized in calculating diluted earnings per common share only when conversion is not conditional upon the occurrence of certain events.

Note 8: Comprehensive Income

The components of comprehensive income are as follows (in millions):

                                                   Three months ended March 31,
                                                   ----------------------------
                                                      2001               2000
                                                   ------------     -----------

      Net income                                    $ 187.5            $ 165.0
      Foreign exchange effect                         (33.9)              (9.6)
      Unrealized loss on hedging activities (a)       (69.7)                --
      Unrealized gain (loss) on securities              3.3               (2.5)
                                                   ------------     -----------
      Total comprehensive income                    $  87.2            $ 152.9
                                                   ============     ===========

     (a) includes the ($24.8) million cumulative effect of adopting SFAS 133 on January 1, 2001.

Note 9: Derivative Financial Instruments

Adoption of SFAS 133

The Company adopted SFAS 133, on January 1, 2001. SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities at fair value. SFAS 133 requires that upon adoption the transition adjustment be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. In accordance with the transition provisions of SFAS 133, the Company recorded a net-of-tax transition adjustment loss of $24.8 million in other comprehensive income and a net-of-tax transition adjustment loss of $2.7 million in earnings. Management does not believe that ongoing application of SFAS 133 will significantly alter the Company's hedging strategies or impact its net income. However, its application may increase the volatility of other comprehensive income.

                             FIRST DATA CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

The transition adjustment recorded in other comprehensive income represented the recognition of all derivatives that are designated cash flow hedging instruments at fair value. The transition adjustment recorded in earnings represented purchased option costs that were derecognized from the balance sheet upon adoption.

Accounting for Derivatives and Hedging Activities

The Company utilizes certain derivative financial instruments to enhance its ability to manage risks which exist as part of ongoing business operations. Derivative instruments are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company does not enter into contracts for speculative purposes.

The Company recognizes all derivatives on the balance sheet at their fair value. The estimated fair value of the derivatives is based primarily on dealer quotations. The Company presently uses derivatives only to mitigate cash flow risks with respect to forecasted transactions. On the date the derivative contract is entered into, the Company designates the derivative as a hedge of a forecasted transaction (cash flow hedge). Changes in the fair value of a derivative that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Changes in the fair value of a derivative that is not designated as a hedge would be recorded immediately in earnings.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to forecasted transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. If it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, the Company will discontinue hedge accounting prospectively.

Insert Rate Derivatives

A portion of the Company's payment services business involves the payment of commissions to selling agents that are computed based on short-term variable rates. The Company has interest rate swap agreements, which serve to effectively convert the variable rate commissions to agents to fixed rate amounts. These agreements have an aggregate notional amount of $3.9 billion at March 31, 2001, expire between 2001 and 2012 and require the Company to pay based upon fixed rates between 4.38% and 6.94% (weighted average of 5.99%) while the Company receives payments principally based on three month variable rates. The counterparties to these agreements are financial institutions with a major rating agency credit rating of "A" or better. The credit risk inherent in these swap agreements represents the possibility that a loss may occur from the nonperformance of a counterparty to the agreements. The Company monitors the credit risk of these counterparties and the concentration of its contracts with any individual counterparty. FDC anticipates that the counterparties will be able to fully satisfy their obligations under the agreements.

Foreign Currency Derivatives

The Company's cash flows are exposed to foreign currency risk from transactions denominated in foreign currencies, primarily the euro and british pound. It is the policy of the company to minimize its cash flow exposure to adverse changes in currency exchange rates. This is accomplished by identifying and evaluating the risk that the Company's cash flows will decline in value due to

                             FIRST DATA CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

changes in exchange rates and by determining the appropriate strategies necessary to manage such exposures. The Company's objective is to maintain economically balanced currency risk management strategies that provide adequate downside protection.

The Company utilizes purchased foreign currency options and forward exchange contracts, which qualify as cash flow hedges to mitigate some of this risk. These are intended to offset the effect of exchange rate fluctuations on forecasted sales and intercompany royalties expected to occur over the next 12 months. Gains and losses on the derivatives are intended to offset losses and gains on the hedged transactions in an effort to reduce the earnings volatility resulting from fluctuating foreign currency exchange rates. The primary currencies hedged by the Company are the European euro and British pound. At March 31, 2001 the Company had purchased put options totaling 138 million euros and 20 million pounds and forward sale contracts for 16 million euros. These agreements expire between April and January 2002.

Other Cash Flow Hedges

The Company holds investments in equity securities of certain publicly traded Companies and has hedged the anticipted future cash flows related to certain of these investments, having an aggregate cost of $91.1 million, through the use of costless collars (the sale of a call option on the investment shares, combined with the purchase of a put option on the same amount of shares). Based upon the Company's intent to sell the underlying shares upon the maturities of the collars, the collars qualify, and have been designated, as cash flow hedges. These agreements have aggregate notional amounts of $70.5 million with respect to the put and $97.4 million with respect to the call. The collars expire at various times from 2004 through 2006.

Accumulated Derivative Gains or Losses

The following table summarizes activity in other comprehensive income related to derivatives classified as cash flow hedges held by the Company during the period of January 1, 2001 (the date of adoption of SFAS 133) through March 31, 2001:

 Cumulative effect of adopting FAS 133 as of January 1,                 ($ 24.8)
 2001
 Less: Reclassifications into earnings from other comprehensive
   income                                                                   3.7
                                                                      ----------
                                                                          (21.1)
 Changes in fair value of derivatives - loss                              (48.6)
                                                                      ----------
 Accumulated loss included in other comprehensive income                ($ 69.7)
                                                                      ==========

The $3.7 million reclassification into earnings from other comprehensive income was primarily recorded to revenues in the consolidated statement of income.

Approximately $18 million of the $24.8 million loss recognized in other comprehensive income relating to the adoption of SFAS 133 will be reclassified into earnings during 2001.

Note 10: Segment Information

First Data Corporation classifies its businesses into four segments: payment services, merchant services, card issuing services and emerging payments. See the Company's 2000 Annual Report on Form 10-K for a detailed description of each segment and the accounting policies of the operating segments.

As stated in the Company's 2000 Annual Report on Form 10-K, the Company established the emerging payments segment

                             FIRST DATA CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

in the third quarter of 2000. The segments have been restated to reflect the movement of the operations of CashTax from payment services and non-core e-commerce related activity and investments from the all other and corporate segment, to emerging payments. In addition, a small information business from all other and corporate was moved to card issuing services which reflects current management reporting relationships.

The following table presents the Company's operating segment results for the three months ended March 31, 2001 and 2000 (in millions):

                                                    Three months ended March 31,
                                                  ----------------------------------
                                                       2001                 2000
                                                  --------------       -------------
     Revenues:
     --------
     Payment Services                               $    625.6           $    530.5
     Merchant Services                                   476.2                408.3
     Card Issuing Services                               361.8                364.0
     Emerging Payments                                    21.4                 20.4
     All Other and Corporate                              38.6                 57.4
                                                  --------------       -------------
     Subtotal                                          1,523.6              1,380.6

     Eliminations (a)                                    (52.4)               (37.4)
                                                  --------------       -------------
     Consolidated                                   $  1,471.2           $  1,343.2
                                                  ==============       =============

     Operating Profit:
     ----------------
     Payment Services                               $    161.3           $    134.4
     Merchant Services                                   103.4                 85.7
     Card Issuing Services                                72.7                 68.9
     Emerging Payments                                     0.2                  3.2
     All Other and Corporate                              (1.2)                 4.7
                                                  --------------       -------------
     Subtotal                                            336.4                296.9

     Corporate Interest Expense                          (31.5)               (20.4)
     Restructuring, Business
     Divestitures, Litigation and
     Impairments, net                                       --                 (9.5)
     Eliminations (a)                                    (38.8)               (37.4)
                                                  --------------       -------------
     Consolidated                                    $   266.1            $   229.6
                                                  ==============       =============

     Depreciation & Amortization:
     ---------------------------
     Payment Services                                $    30.2            $    30.3
     Merchant Services                                    64.6                 58.6
     Card Issuing Services                                50.1                 56.0
     Emerging Payments                                     0.7                  0.7
     All Other and Corporate                               3.3                  3.9
                                                  --------------       -------------

     Consolidated                                    $   148.9            $   149.5
                                                  ==============       =============

(a) Represents elimination of adjustment to record payment services revenues on a pre-tax equivalent basis and elimination of inter-segment revenue.

                             FIRST DATA CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

                                               March 31,            December 31,
                                                 2001                  2000
                                              -----------           -----------
Segment Assets (in millions):
Payment Services                              $  12,677.6           $  11,437.1
Merchant Services                                 3,824.4               3,686.4
Card Issuing Services                             1,462.7               1,525.6
Emerging Payments                                   260.0                 235.9
All Other and Corporate                             265.0                 410.1
                                              -----------           -----------

     Consolidated                             $  18,489.7           $  17,295.1
                                              ===========           ===========

Note 11: Commitments and Contingencies

In 1998, five putative class actions based on similar factual allegations were filed in United States District Courts, a California state court and a Texas state court against, among others, the Company or its subsidiaries, including its Western Union Financial Services, Inc. subsidiary. The plaintiffs in these actions claim that an undisclosed "commission" is charged by the Company or its subsidiaries when consumers transmit money to Mexico, in that the exchange rate used in these transactions is less favorable than the exchange rate that the Company or its subsidiaries receive when they trade dollars in the international money market. The plaintiffs assert that the Company and its subsidiaries violated the law by failing to disclose this "commission" in advertising and in the transactions. Some of the plaintiffs also assert that the Company or its subsidiaries have discriminated against persons who use their services to transmit money to Mexico, in that the difference between the market exchange rate and the exchange rate used by Western Union in the Mexico transactions is greater than the difference between the market and exchange rates used by the Company or its subsidiaries when transmitting funds to other countries. The plaintiffs seek, among other things, injunctive relief, imposition of a constructive trust, restitution, compensatory and statutory damages, statutory penalties and punitive damages.

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

                             FIRST DATA CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

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

                             FIRST DATA CORPORATION
       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------


Significant Developments

During the first three months of 2001, First Data Corporation ("FDC" or the "Company") continued to emphasize its three principal business segments: payment services, merchant services and card issuing services. The Company's focus is on revenue growth, cost management and execution of core strategies. FDC also continues to seek Internet growth opportunities in these core segments as well as in its fourth segment, emerging payments.

In the payment services segment, Western Union signed a number of agreements to expand availability of Western Union Money Transfer services. In January 2001, Western Union signed a five-year agreement with the India Department of Posts, to expand the availability of Western Union Money Transfer services throughout India, which the company anticipates will add 5,000 new Western Union agent locations throughout India in the next three years. Western Union also signed an agreement with the China Department of Posts, as a money transfer agent, which is expected to add 1,000 new agent locations in the next year. Additionally, Western Union signed an agreement with 7-Eleven to offer automated money transfer services to potentially 5,000 new locations, and signed a five-year agreement with Publix supermarkets to increase its presence throughout the Southeast United States, with 650 new locations. Another agreement with Rite-Aid drugstores is expected to add 1,600 money transfer locations during 2001. In January 2001, Western Union acquired Bidpay.com, a provider of web-based payment services to online auction markets. In March 2001, Western Union acquired a 25% equity interest in FEXCO, one of Ireland's largest financial services companies, expanding its opportunities in the European market.

In the merchant services segment, the Company acquired a majority interest in TASQ Technology, Inc., an industry leader in point-of-sale (POS) technologies that will complement First Data Merchant Services' POS deployment operations. The acquisition was effective March 1, 2001.

In April 2001, card issuing services acquired PaySys International Inc., which provides card processing in more than 35 countries for bank, retail, and private label cards. Also, card issuing services entered into a joint venture and formed Nihon Card Processing Co. Ltd., the first company in Japan to provide third-party credit card processing services.

With respect to the Company's U.K. card processing business ("FDR Europe"), card issuing services will deconvert the Royal Bank of Scotland ("RBS") in July 2001. The RBS business currently represents approximately 3% of card issuing services' annualized revenue. In response, the Company is restructuring certain activities to adjust its cost structure.

In March 2001, eONE Global launched govONE Solutions, combining CashTax with the recently acquired transaction processing business of govWorks to augment payment solutions for local, state and federal governmental entities. Also, eONE Global announced a partnership with Verisign to co-market each other's products and to develop solutions to increase secure payment options in B2B and B2C marketplaces.

FDC is a market leader in its three major segments: payment services, merchant services and card issuing services. The Company continues to focus on enhancing these core business areas and to assess how best to serve its customer base as well as pursue opportunities to expand its emerging payment businesses. Among the actions the Company believes are necessary to continue its leadership position is a focused effort to expand

                             FIRST DATA CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

internationally, develop new products and services and to enhance its processing platforms in response to Company growth, client requirements, changing technology and expanding e-commerce initiatives. In this regard, the Company continues to upgrade its business continuity plans to reflect new systems and platforms developed to support these actions. Also, the Company continues to take action to further streamline operations and reduce costs.

Results of Operations

The Company derives revenues in each of its reportable segments based principally on the number of transactions processed, a percentage of dollar volume processed or on a combination thereof. For the three months ended March 31, 2001, total revenues increased 10% to $1.47 billion from $1.34 billion in the prior year quarter.

Product sales and other revenues increased 62% from $27.1 million in the first three months of 2000 to $43.9 million in the same period of 2001. This increase is due primarily to an increase in incentive payments received from a partner in a previously formed merchant alliance and royalty payments.

For the three months ended March 31, 2001, operating expenses increased 5% to $914.1 million from $873.9 million in the same period of 2000. This increase resulted from growth in business, primarily offset by cost management initiatives implemented in 2000. As a result, operating expenses as a percent of revenue decreased in the first quarter of 2001 as compared to the same period in 2000.

Selling, general and administrative expenses increased 24% to $259.5 million in 2001's first quarter compared to $209.8 million for the same period in 2000. As a percentage of revenue, selling, general and administrative expenses increased 2% attributable to increased advertising and promotional spending in the payment services segment to drive revenue growth, and increased spending on system advisory services for a specific project.

Interest expense increased 54% to $31.5 million for the first quarter of 2001 from $20.4 million for the first quarter of 2000. The increase is attributed to an increase in average total debt balances as the Company continued the repurchase of its stock under its buyback programs.

FDC's effective tax rate for the first quarter of 2001 was 28.5%, compared with 2000's first quarter rate of 28.1%. Excluding the impact of restructuring and business divestitures, the effective tax rate remained flat at 28.5% for both periods.

Net income of $187.5 million for the three months ended March 31, 2001 was up from $165.0 million in the comparable period of 2000. Excluding restructuring, business divestitures and a change in accounting principle, net income for the three months ended March 31, 2001 of $190.2 million increased approximately 11% over 2000's first quarter net income of $171.0 million. These increases were primarily the result of margin improvements in the combined core businesses, driven primarily by strong volume trends and the impact of cost reduction initiatives. Diluted earnings per share ("EPS") increased 21% to $0.47 for the first three months of 2001. Excluding the impact of restructuring, business divestitures and a change in accounting principle, diluted EPS increased 18% to $0.47 in the first three months of 2001.

Payment Services

Total revenues in the payment services segment increased by 18% (on a tax-equivalent basis) to $625.6 million

                             FIRST DATA CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

in the first quarter of 2001, as compared to $530.5 million in the same period of 2000. This increase reflects continuing strong underlying volume increases in total worldwide money transfer transactions, which increased by 23% to 25.6 million. Revenue for international money transfers (a transfer either sent to or received from an international location other than Mexico) grew 36% (40% after adjusting for the weaker euro) with transaction growth of 46%. Domestic money transfer and Quick Collect money transfer transactions grew near 10% in the first quarter 2001 compared to 2000. At March 31, 2001, the agent base had grown 21% as compared to a year ago, with nearly 104,000 agents in 186 countries and territories.

Operating profits for the first quarter of 2001 grew 20% over last year's first quarter, from $134.4 million to $161.3 million. Established businesses continued to gain operating leverage on fixed expenses through cost efficiencies, which were offset by price reductions in certain markets and increased promotional and advertising spending.

Merchant Services

Revenues in the merchant services segment grew 17% to $476.2 million for the first quarter of 2001 compared to $408.3 million for first quarter 2000. North America merchant dollar volume and transactions grew 10% over the first quarter of 2000 with merchant dollar volume increasing to $110.1 billion in 2001. Revenue growth was driven by growth in the dollar volume and transactions processed, an increase of 62% in revenue from its gaming merchant alliance, as well as an increase in incentive payments received from a partner in a previously formed merchant alliance and royalty payments.

Operating profits increased 21% to $103.4 million for the first quarter of 2001 from $85.7 million for the 2000 first quarter. This improvement is reflective of increased volume and transactions and increased margins due to the continuation of cost reduction initiatives.

Key elements of FDC's strategy in the merchant services segment involve its joint venture alliances with its bank partners and implementation of International, debit and Internet commerce initiatives. Each joint venture alliance requires successful management of the relationship between the Company and the bank partner in that alliance. The alliance strategy could be affected by further consolidation among financial institutions. Merchant services expects that the shift from cash and check transactions to electronic and card transactions will continue to benefit the alliances' internal growth. Internet commerce and an increased number of debit transactions present growth opportunities for the merchant services segment. While Internet commerce and debit transactions currently account for a small portion of the segment's transactions, they are growing rapidly.

The merchant services segment is the least insulated from economic slow downs as its revenue is driven by both dollar volume and transactions processed and a severe downturn of the economy could reduce both. However, the Company has noted, and the December 2000 Nilson report shows, a secular trend in the shift in payment methods from cash and check to electronic and card based payments. The secular trend is accelerating on a year over year comparison. This continuing shift is expected to help offset the effects of an economic slowdown.

Card Issuing Services

Total revenues in the card issuing services segment remained relatively flat at $361.8 million for the first quarter of 2001 as compared to $364.0 million for 2000's first quarter. Growth in underlying volumes continued to be strong and increases in accounts on file for 2001 was significant as compared to the first quarter of 2000, offset in part by certain deconversions and pricing concessions. Card accounts on file as of March 31,

                             FIRST DATA CORPORATION
          MANAGMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

2001 were 311 million (a 21% increase from March 31, 2000) with domestic card accounts growing to 282 million (22% growth) and international card accounts growing to 29 million (12% growth). The increase is attributed to the addition of the Wal-Mart portfolio and conversion of the JCPenney portfolio in the third quarter of 2000, which have added approximately 45 million card accounts on file. Accounts on file continue to grow faster than revenues due to an increased proportion of accounts processed for large issuers with lower than average prices and growth in debit and retail card accounts on file which generate lower revenue per account.

Consolidation among financial institutions has led to an increasingly concentrated client base, which results in a changing client mix towards larger, highly sophisticated customers. The effects of pricing, client mix and product mix of providing services to this increasingly concentrated industry will most likely cause prospective revenues to grow more slowly than accounts on file.

Operating profit for the card issuing services segment increased 6% to $72.7 million in 2001's first quarter from $68.9 million in 2000. Improved performance was driven by cost management initiatives, including workforce reductions in 2000 and productivity improvements that resulted in significant operating margin improvements (from 18.9% in 2000 to 20.1% for 2001).

Emerging Payments

Revenues for the emerging payments segment increased 5% to $21.4 million in the first quarter of 2001 from $20.4 million for 2000, representing revenues of the govONE Solutions operating company, formerly CashTax.

Operating profit was $0.2 million for 2001 and $3.2 million for 2000. Results primarily reflect operating profits of govONE Solutions offset by increased spending on e-commerce initiatives in 2001 over 2000.

All Other and Corporate

Revenues from other operations decreased to $38.6 million for the first quarter of 2001 from $57.4 million in first quarter 2000. Much of the decline was attributed to a reduction in in-store bank branch installations at IBT, price and volume declines at Call Interactive and the loss of a significant contract at Teleservices. These items, along with an increase in spending on certain corporate initiatives, lead to a decline in operating profits in the first quarter of 2001, from $4.7 million profit in the first quarter of 2000 to a $1.2 million loss for 2001.

Capital Resources and Liquidity

FDC maintained a strong financial position in the first quarter of 2001. Cash and cash equivalents were $799.5 million at March 31, 2001 compared to $853.3 million at December 31, 2000. FDC utilized cash flows from operating activities to reinvest in its existing businesses, contribute to the financing of business expansion and fund treasury stock purchases.

Operating activities generated cash of $269.9 million for the three months ended March 31, 2001 compared to $116.5 million for 2000's first quarter. This increase is primarily due to the first quarter 2000 tax payments associated with the fourth quarter 1999 sale of Investor Services Group offset somewhat by the net use of cash resulting from changes in working capital.

FDC reinvests cash in its existing businesses principally to expand its processing capabilities through property and equipment additions, to establish customer-processing relationships through contract payments and costs

                             FIRST DATA CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

for conversion and to acquire or develop software for use in its operations. Capitalized amounts of these cash outlays increased to $100.0 million for the first three months of 2001 as compared to $75.7 million for the first three months of 2000.

Overall, FDC's operating cash flow for the three months ended March 31, 2001 exceeded its investing activities associated with additions to property and equipment and capitalized contract and systems development costs by $169.9 million. These cash sources contributed to funds utilized for business acquisitions and treasury stock purchases.

In the first three months of 2001, the Company had net cash outlays of $281.6 million for acquisitions (as compared to $10.2 million in 2000). The Company also paid $16.8 million relating to businesses previously acquired, compared to $29.6 million in the first quarter of 2000. In addition, the Company issued 1 million of its common shares, valued at $53 million, as part of an earnout agreement relating to the acquisition of one of its equity method investments.

The Company's financing activities included the issuance of $542 million of 2% Senior Convertible Contingent Debt Securities due 2008, which generated net cash proceeds of $534 million. Offsetting this cash inflow were repayments of short-term debt, and share repurchases under the Company's $1 billion and $500 million share repurchase programs discussed below and dividend payments partially offset by proceeds from stock option exercises and other employee stock benefit programs. Net cash generated from financing activities was $91.7 million during the first three months of 2001, as compared to a use of cash of $694.2 million in the same 2000 period.

The Company made cash outlays totaling $345.9 million in the three months ended March 31, 2001 to buy back shares of its common stock. Proceeds from stock option exercises totaling $109.9 million partially offset these outlays. In addition, the Company continued its practice of paying quarterly cash dividends, resulting in $7.8 million of cash payments to the Company's common stockholders during the first three months of 2001.

The Company completed the $1 billion stock repurchase authorized by the Board of Directors in May 2000 by purchasing 2.9 million of its common shares at a cost of $164 million during the first quarter of 2001. A total of 21.0 million common shares were repurchased under this program. Additionally, the Company repurchased 0.4 million shares of its common stock for $21 million under the $500 million stock repurchase program authorized in December 2000.

The Company filed a new $1.5 billion shelf registration in the first quarter 2001, all of which was available at quarter end, providing for the issuance of up to $1.5 billion of debt and equity securities of the Company. The Company has another shelf registration providing for the issuance of approximately 10 million shares of the Company's common stock in connection with certain types of acquisitions, all of which was available at quarter end.

Included in cash and cash equivalents on the Consolidated Balance Sheet at March 31, 2001 is $70 million related to required investments of cash in connection with the Company's merchant card settlement operation. FDC has remaining available short-term borrowing capability of approximately $1.0 billion at March 31, 2001 under the Company's commercial paper program, uncommitted bank credit lines and its $300 million extendable commercial notes program. The Company believes that its current level of cash and financing capability along with future cash flows from operations are sufficient to meet the needs of its existing businesses. However, the Company may from time to time seek longer-term financing to support additional cash needs or reduce its short-term borrowings.

                             FIRST DATA CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

Item 3. Quantitative and Qualitative Disclosures About Market Risk
        ----------------------------------------------------------

There have been no material changes from the 2000 Annual Report on Form 10-K related to the Company's exposure to market risk from interest rates.

                     Independent Accountants' Review Report

The Stockholders and Board of Directors
First Data Corporation


We have reviewed the accompanying consolidated balance sheet of First Data Corporation as of March 31, 2001 and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of First Data Corporation as of December 31, 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated January 24, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                                Ernst & Young LLP



Denver, Colorado
April 11, 2001

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------

From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. None of these matters, either individually or in the aggregate, currently is material to the Company except as reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (the "Annual Report"). There were no material developments in the litigation matters previously disclosed except that, in the action filed by Julieta Amorsolo that was previously reported in the Annual Report, the California Superior Court sustained defendants' demurrer to plaintiffs' claim for violation of California Financial Code section 1810.5(a) and granted defendants' motion to strike portions of the Corrected First Amended Complaint. The plaintiffs filed a writ with the California Court of Appeals requesting that it review the decision to sustain the defendant's demurrer. The California Court of Appeals summarily denied the writ.

Item 2. Changes in Securities and Use of Proceeds
        -----------------------------------------

In January 2001, the Company issued 1 million shares of its common stock to fulfill certain obligations under a 1997 stock purchase agreement in which the Company acquired 50% of the outstanding equity of another company. The shares were issued to a shareholder of the company in which the interest was acquired. The issuance of the common stock was not registered under the Act in reliance upon the exemption from registration provided by Section 4(2) of the Act.

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

       12     Computation of Ratio of Earnings to Fixed Charges

       15 Letter from Ernst & Young LLP Regarding Unaudited Interim Financial Information

       99.1   Private Securities Litigation Reform Act of 1995
              Safe Harbor Compliance Statement for Forward-Looking Statements

(b) Reports on Form 8-K
-----------------------

     During the quarter, the Company filed the following Current Reports on Form 8-K.

     (a) On January 25, 2001, the Company filed a Current Report on Form 8-K reporting recent developments in litigation involving the Company.

     (b) On February 21, 2001, the Company filed a Current Report on Form 8-K reporting the Revolving Credit Agreement dated November 3, 2000 entered into by the Company and the January 25, 2001 press release relating to the Company's earnings for fiscal year 2000.

     (c) On February 22, 2001, the Company filed a Current Report on Form 8-K reporting a February 21, 2001 press release regarding the Company's offering of Convertible Senior Notes.

     (d) On February 28, 2001, the Company filed a Current Report on Form 8-K reporting an Underwriting Agreement Basic Provisions, 2001 First Supplemental Indenture and Form of Global Note related to the Company's offering of Convertible Senior Notes.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                FIRST DATA CORPORATION
                                           ---------------------------
                                                         (Registrant)




Date:  May 14, 2001                        By  /s/ Kimberly S. Patmore
       ------------                           ----------------------------------
                                               Kimberly S. Patmore
                                               Executive Vice President and
                                               Chief Financial Officer
                                               (Principal Financial Officer)


Date:  May 14, 2001                        By  /s/ Tom Moore
       ------------                           ----------------------------------
                                               Tom Moore
                                               Vice President and
                                               Corporate Chief Financial Officer
                                               (Principal Accounting Officer)

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