Form 10-Q
period 2001-06-30
FIRST DATA CORP
filed 2001-07-30
CIK 883980

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended   June 30, 2001
                                      -------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _________________ to _________________

     Commission file number 1-11073
                            -------

                            FIRST DATA CORPORATION
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               DELAWARE                                47-0731996
   -------------------------------                -------------------
   (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)                Identification No.)


  6200 SOUTH QUEBEC STREET, GREENWOOD VILLAGE, COLORADO             80111
  --------------------------------------------------------------------------
          (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code   (303) 488-8000
                                                   -----------------------


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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                       Number of Shares
        Title of each class                     Outstanding at July 20, 2001
  ------------------------------                ----------------------------
  (Common stock, $.01 par value)                         391,266,727

                             FIRST DATA CORPORATION

                                     INDEX
                                     -----


                                                                           PAGE
PART I    FINANCIAL INFORMATION                                          NUMBER
                                                                         ------
Item 1.   Financial Statements:

          Consolidated Statements of Income for the three and six
          months ended June 30, 2001 and 2000..............................   3

          Consolidated Balance Sheets at June 30, 2001 and
          December 31, 2000................................................   4

          Consolidated Statements of Cash Flows for the six
          months ended June 30, 2001 and 2000..............................   5

          Notes to Consolidated Financial Statements.......................   6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............................  14

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.......  20


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings................................................  22

Item 4.   Submission of Matters to a Vote of Securities Holders............  22

Item 6.   Exhibits and Reports on Form 8-K.................................  27

                         PART I. FINANCIAL INFORMATION
                         -----------------------------


Item 1. Financial Statements
        --------------------

                            FIRST DATA CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                    (In millions, except per share amounts)
                                  (Unaudited)

                                              Three months ended June 30,               Six months ended June 30,
                                             ----------------------------            -------------------------------
                                                 2001            2000                      2001           2000
                                             -------------  -------------            --------------   --------------
REVENUES
Service revenues                               $1,479.7         $1,380.0                $2,907.0          $2,696.1
Product sales and other                            88.9             33.9                   132.8              61.0
                                               --------         --------                --------          --------
                                                1,568.6          1,413.9                 3,039.8           2,757.1
                                               --------         --------                --------          --------
EXPENSES
Operating                                         952.3            864.5                 1,866.4           1,738.4
Selling, general & administrative                 247.1            225.3                   506.6             435.1
Restructuring, business divestitures,
 litigation and impairment, net                    (5.7)             2.8                    (5.7)             12.3
Interest                                           31.3             18.9                    62.8              39.3
                                               --------         --------                --------          --------
                                                1,225.0          1,111.5                 2,430.1           2,225.1
                                               --------         --------                --------          --------

Income before cumulative effect of a
 change in accounting principle and
 income taxes                                     343.6            302.4                   609.7             532.0
Income taxes                                       98.2             86.0                   174.1             150.6
                                               --------         --------                --------          --------
Income before cumulative effect of a
 change in accounting principle                   245.4            216.4                   435.6             381.4

Cumulative effect of a change in
 accounting principle, net of $1.6
 income tax benefit                                 -                -                      (2.7)              -
                                               --------         --------                --------          --------
Net income                                     $  245.4         $  216.4                $  432.9          $  381.4
                                               ========         ========                ========          ========

Earnings per share - basic                     $   0.63         $   0.53                $   1.10          $   0.92
Earnings per share - diluted                   $   0.61         $   0.52                $   1.08          $   0.91
                                               ========         ========                ========          ========

Weighted average shares outstanding:
     Basic                                        391.3            412.0                   392.9             414.3
     Diluted                                      400.3            419.0                   401.5             421.2


See notes to consolidated financial statements.

                            FIRST DATA CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (In millions)
                                  (Unaudited)

                                                                    June 30,                    December 31,
                                                                     2001                          2000
                                                                --------------                ---------------
   ASSETS
Cash and cash equivalents                                          $   880.6                     $   853.3
Settlement assets                                                   11,648.2                       9,816.6
Accounts receivable, net of allowance for doubtful
 accounts of $47.0 (2001) and $34.4 (2000)                             959.5                         970.7
Property and equipment, net                                            611.6                         624.3
Goodwill, less accumulated amortization of $700.1
 (2001) and $656.6 (2000)                                            2,759.8                       2,563.3
Other intangibles, less accumulated amortization of
 $812.7 (2001) and $727.7 (2000)                                     1,078.9                       1,005.6
Investment in affiliates                                               937.0                         806.4
Other assets                                                           670.6                         654.9
                                                                   ---------                     ---------
                                                                   $19,546.2                     $17,295.1
                                                                   =========                     =========

  LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Settlement obligations                                            $11,540.1                     $ 9,773.2
 Accounts payable and other liabilities                              1,867.1                       1,964.2
 Borrowings                                                          2,292.2                       1,830.0
                                                                   ---------                     ---------
 Total Liabilities                                                  15,699.4                      13,567.4
                                                                   ---------                     ---------
Stockholders' Equity:
 Common Stock, $.01 par value; authorized 600.0
  shares, issued 448.9 shares (2001 and 2000)                            4.5                           4.5
 Additional paid-in capital                                          2,394.6                       2,292.7
                                                                   ---------                     ---------
 Paid-in capital                                                     2,399.1                       2,297.2
 Retained earnings                                                   4,019.1                       3,717.1
 Accumulated other comprehensive income (loss)                         (85.1)                        (18.9)
 Less treasury stock at cost, 58.2 shares (2001) and
  55.6 shares (2000)                                                (2,486.3)                     (2,267.7)
                                                                   ---------                     ---------
 Total Stockholders' Equity                                          3,846.8                       3,727.7
                                                                   ---------                     ---------
                                                                   $19,546.2                     $17,295.1
                                                                   =========                     =========

See notes to consolidated financial statements.

                            FIRST DATA CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In millions)
                                  (Unaudited)

                                                                                 Six months ended June 30,
                                                                            ---------------------------------
                                                                                2001                 2000
                                                                            -----------          ------------
Cash and cash equivalents at beginning of period                              $ 853.3               $1,044.0
                                                                              -------               --------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                     432.9                  381.4
 Adjustments to reconcile to net cash provided by operating
  activities:
  Depreciation and amortization                                                 312.8                  294.9
  Non-operating and non-cash portion of restructuring, business
   divestitures, litigation and impairment, net                                  (5.7)                  12.3
  Other noncash items, net                                                        5.4                  (41.8)
  Increase (decrease) in cash, excluding the effects of
   acquisitions and dispositions, resulting from changes in:
     Accounts receivable                                                         38.7                  175.9
     Other assets                                                               (54.9)                  53.2
     Accounts payable and other liabilities                                    (195.1)                (122.4)
     Income tax accounts                                                         53.4                 (235.5)
                                                                              -------               --------
       Net cash provided by operating activities                                587.5                  518.0
                                                                              -------               --------
CASH FLOWS FROM INVESTING ACTIVITIES
 Current year acquisitions, net of cash acquired                               (421.9)                 (18.2)
 Payments related to other businesses previously acquired                       (25.1)                 (30.5)
 Proceeds from dispositions, net of expenses paid                                 1.8                   35.7
 Additions to property and equipment, net                                       (84.3)                 (74.1)
 Payments to secure customer service contracts, including
  outlays for conversion, and capitalized systems
  development costs                                                            (109.6)                 (58.0)
 Other investing activities                                                     (24.7)                 (23.4)
                                                                              -------               --------
  Net cash used in investing activities                                        (663.8)                (168.5)
                                                                              -------               --------
CASH FLOWS FROM FINANCING ACTIVITIES
 Short-term borrowings, net                                                     (76.9)                (259.3)
 Proceeds from issuance of long-term debt                                       534.0                      -
 Principal payments on long-term debt                                               -                 (125.0)
 Proceeds from issuance of common stock                                         148.3                  154.0
 Proceeds from issuance of subsidiary stock                                      22.2                      -
 Purchase of treasury shares                                                   (508.3)                (614.3)
 Cash dividends                                                                 (15.7)                 (16.2)
                                                                              -------               --------
  Net cash provided by (used in) financing activities                           103.6                 (860.8)
                                                                              -------               --------
Change in cash and cash equivalents                                              27.3                 (511.3)
                                                                              -------               --------
Cash and cash equivalents at end of period                                    $ 880.6               $  532.7
                                                                              =======               ========

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

The accompanying consolidated financial statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial position of the Company at June 30, 2001 and the consolidated results of its operations for the three and six months ended June 30, 2001 and 2000 and cash flows for the six months ended June 30, 2001 and 2000. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

FDC recognizes revenues from its information processing services as such services are performed, recording revenues net of certain costs not controlled by the Company (primarily interchange fees and assessments charged by credit card associations of $433.8 million and $392.8 million for the three months ended June 30, 2001 and 2000, respectively, and $841.2 million and $751.2 million for the six months ended June 30, 2001 and 2000, respectively).

The Company adopted the provisions of the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") in the third quarter of 2000. SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. Upon adoption, the Company restated prior periods to reflect the netting of certain revenues and expenses that were previously presented gross. The restatement had the effect of reducing revenues and operating expenses for the three months and six months ended June 30, 2000 by $8.1 million and $19.8 million. The adoption of SAB 101 had no impact on income from continuing operations, net income, or related per share amounts.

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

In March 2001, the Company acquired a 90% ownership interest in TASQ Technology, Inc. for approximately $176 million in cash. TASQ Technology, Inc. is an industry leader in point-of-sale (POS) deployment operations. The purchase price allocation resulted in identifiable intangible assets of $34.8 million which are

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

being amortized over periods of 5 to 10 years and goodwill of $137.1 million which is being amortized over 20 years.

Also, the Company acquired a 23% equity interest in its agent FEXCO, one of Ireland's largest financial services companies, for approximately $68 million in cash. The Company is accounting for this investment under the equity method of accounting.

In April 2001, the Company acquired PaySys International Inc., for approximately $136 million in cash. PaySys International Inc. provides card processing software in more than 35 countries for bank, retail, and private label cards. The preliminary purchase price allocation resulted in identifiable intangible assets of $39.8 million, which are being amortized over 5 years and goodwill of $92.8 million which is being amortized over 20 years.

Each of these acquisitions has been accounted for as a purchase and their respective results are included with the Company's results from the effective date of each acquisition. No pro forma financial information with respect to the above acquisitions is presented as the aggregate impact is not material.

In addition, the Company issued 1 million shares of its common stock, valued at approximately $53 million, to a merchant alliance partner pursuant to the terms of an earnout agreement entered into in connection with the Company's acquiring its 50% ownership interest in 1997.

Note 3:  Restructuring, Asset Impairments and Divestitures

During the six months ended June 30, 2001, the Company recorded restructuring charges of $15.7 million; $8.4 million of charges related to payment services, $5.6 million of charges related to merchant services, $0.8 million of charges related to card issuing services, and $0.9 million of charges related to all other and corporate. These charges were comprised of severance totaling $14.8 million, and $0.9 million related to losses on lease terminations and a customer contract. Severance charges are for approximately 425 employees, representing approximately 1.5% of the Company's workforce, resulting from the downsizing of various departments. Savings realized through the remainder of the year from these reorganizations are expected to be approximately $13 million. Offsetting these charges were prior period restructuring reserve reversals resulting from changes in estimates totaling $4.2 million.

In addition, the Company announced the planned third quarter 2001 discontinuance of a collection business. As a result of the planned discontinuance, the Company recorded a pre-tax loss of $11.4 million in the second quarter 2001 relating to the closure. The charge includes $4.1 million for employee severance, $2.6 million for facility exit costs and an asset impairment charge of $4.7 million.

The following table summarizes the Company's utilization of restructuring accruals for the six months ended June 30, 2001 (in millions):

                                                 Employee       Facility
                                                Severance       Closure
                                               -----------     ----------

     Remaining Accrual at December 31, 2000       $51.7          $14.0
     Current Period Expense Provision              18.9            3.5
     Cash Payments and Other (a)                  (15.1)          (1.1)
     Changes in Estimates                          (3.0)          (1.2)
                                               --------------------------
     Remaining Accrual at June 30, 2001           $52.5          $15.2
                                               ===========     ==========

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


(a) Other includes net sub-lease income on facilities which will fund a lease buyout.

In addition to the restructuring charges, during the six months ended June 30, 2001, the Company also recorded asset impairment charges of $7.9 million. The charge was primarily comprised of a $7.4 million write-down of the Company's investment in Excite@Home due to a decline in market value that was considered other than temporary.

Also, during the first six months of 2001, the Company reversed various divestiture reserves totaling $36.5 million, due to the passage of certain contractual indemnification provisions. These reversals related primarily to the divestiture of Investor Services Group which was sold in the fourth quarter of 1999.

During the six months ended June 30, 2000, the Company recorded restructuring charges of $15.4 million; $2.3 million related to payment services, $10.5 million related to card issuing services, $0.3 million related to merchant services and $2.3 million related to all other and corporate. All charges represent severance accruals for approximately 900 employees resulting from the downsizing and relocation of various departments.

In addition to the restructuring charges, during the six months ended June 30, 2000, the Company also recorded a net charge of $2.3 million. The net charge was comprised of a $2.8 million asset impairment charge related to a customer contract and a net benefit of $0.5 million related to the true-up of certain previously recorded divestiture related accruals.

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

A merchant bank alliance is a joint venture between FDC and a financial institution that combines the expertise of the Company with the visibility and distribution of the bank. The joint ventures sell processing services to merchants. At June 30, 2001, there were seven such joint ventures accounted for under the equity method of accounting.

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

A summary of financial information for the merchant alliances and other affiliates accounted for under the equity method of accounting is as follows (in millions):

                                  June 30,            December 31,
                                   2001                  2000
                               --------------      ------------------

     Total Assets                $ 3,417.0              $ 3,446.0
     Total Liabilities             2,411.8                2,594.5

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


                                      Three months ended June 30,               Six months ended June 30,
                                  -------------------------------------    -------------------------------------
                                       2001                  2000               2001                   2000
                                  ---------------       ---------------    ---------------       ---------------
     Net Operating Revenues         $   384.0            $   363.2            $  753.1               $  701.2
     Operating Expenses                 241.9                268.2               486.5                  522.7
     Operating Income                   142.1                 95.0               266.6                  178.5
     Net Income                         126.5                 80.1               234.5                  150.7
     FDC Share of Net Income             61.9                 40.6               113.8                   75.6

Amounts presented herein do not include amortization, recorded by the Company, of $14.4 million and $12.4 million for the three months ended June 30, 2001 and 2000, respectively, related to the excess of FDC's investment over its proportionate interest in the net assets of the joint ventures. Amortization for the six months ended June 30, 2001 and June 30, 2000 was $27.8 million and $25.3 million, respectively. This difference, which amounted to $699.1 and $676.3 million at June 30, 2001 and December 31, 2000, respectively, is amortized over the estimated useful lives of the underlying intangible assets.

Note 5:  Borrowings

The Company's commercial paper borrowings at June 30, 2001 were $790 million. The Company's commercial paper program is supported by a $1.1 billion revolving credit facility. During the first quarter of 2001, the Company filed a $1.5 billion shelf registration providing for the issuance of debt and equity securities. At June 30, 2001, the Company had $1.5 billion available under this registration, $250 million available under its uncommitted bank lines and a $300 million extendable commercial notes ("ECN") program.

In the first quarter of 2001, the Company issued $542 million of 2% Senior Convertible Contingent Debt Securities due 2008 ("CODES"), and received net proceeds of $534 million. The securities are contingently convertible into approximately 6.62 million shares once certain conditions are satisfied based upon the trading price of the Company's common stock and/or the CODES. The CODES are redeemable at the option of the Company commencing March 1, 2004 and at the option of holders of the CODES on March 1, 2004 and 2006.

Note 6:  Earnings Per Share

Earnings per common share amounts are computed by dividing net income amounts by weighted average common and common equivalent shares (when dilutive) outstanding during the period.

Amounts utilized in per share computations are as follows (in millions):

                                                     Three months ended                  Six months ended
                                                          June 30,                           June 30,
                                              --------------------------------   -------------------------------
                                                   2001              2000             2001              2000
                                              -------------      -------------   -------------     -------------
     Weighted average shares outstanding:
     Basic weighted average shares                391.3              412.0           392.9             414.3
     Common stock equivalents                       7.6                7.0             7.2               6.9
     4 7/8% convertible note due 2005               1.4                  -             1.4                 -
                                              -------------      -------------   -------------     -------------
                                                  400.3              419.0           401.5             421.2
                                              =============      =============   =============     =============

     Earnings add back related to
     convertible note                                .4                  -              .9                 -

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

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

Note 7: Accumulated Other Comprehensive Income

The components of comprehensive income are as follows (in millions):

                                                    Three months ended                  Six months ended
                                                         June 30,                           June 30,
                                              -------------------------------    -------------------------------
                                                  2001              2000              2001              2000
                                              -------------     -------------    -------------     -------------
     Net income:                                 $245.4            $216.4            $432.9            $381.4
     Foreign exchange effect                       (2.4)            (18.7)            (36.3)            (28.3)
     Unrealized gain (loss) on hedging
     activities (a)                                28.7                 -             (41.0)                -
     Unrealized gain (loss) on securities           7.8              (2.4)             11.1              (4.9)
     Minimum pension liability adjustment             -               0.9                 -               0.9
                                              -------------     -------------    -------------     -------------
     Total comprehensive income                  $279.5            $196.2            $366.7            $349.1
                                              =============     =============    =============     =============

(a) includes the ($24.8) million cumulative effect of adopting SFAS 133 on January 1, 2001.

Note 8: Derivative Financial Instruments

Adoption of SFAS 133

The Company adopted SFAS 133 on January 1, 2001. SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities at fair value. SFAS 133 requires that, upon adoption, the transition adjustment be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. In accordance with the transition provisions of SFAS 133, the Company recorded a net-of-tax transition adjustment loss of $24.8 million in other comprehensive income and a net-of-tax transition adjustment loss of $2.7 million in earnings. Management does not believe that ongoing application of SFAS 133 will significantly alter the Company's hedging strategies or impact its net income. However, its application may increase the volatility of other comprehensive income.

The transition adjustment recorded in other comprehensive income represented the recognition of all derivatives that are designated cash flow hedging instruments at fair value. The transition adjustment recorded in earnings represented purchased option costs that were derecognized from the balance sheet upon adoption.

Note 9: Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), which is effective for all business combinations initiated after June 30, 2001. SFAS 141 requires companies to account for all business combinations using the purchase method of accounting, recognize intangible assets if certain criteria are met, as well as provide additional disclosures regarding business combinations and allocation of purchase price.

                            FIRST DATA CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which requires nonamortization of goodwill and intangible assets that have indefinite useful lives and annual tests of impairments of those assets. The statement also provides specific guidance about how to determine and measure goodwill and intangible asset impairments, and requires additional disclosure of information about goodwill and other intangible assets. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001 and applied to all goodwill and other intangible assets recognized in its financial statements at that date. Goodwill and intangible assets acquired after June 30, 2001 will be subject to the nonamortization provisions of the statement. Annualized amortization of goodwill attributable to acquisitions occurring prior to July 1, 2001 is approximately $140 million (less tax benefit of approximately $20 million).

Note 10: Segment Information

First Data Corporation classifies its businesses into four segments: payment services, merchant services, card issuing services and emerging payments. See the Company's 2000 Annual Report on Form 10-K for a detailed description of each segment and the accounting policies of the operating segments.

As stated in the Company's 2000 Annual Report on Form 10-K, the Company established the emerging payments segment in the third quarter of 2000. The segments have been restated to reflect the movement of the operations of govONE Solutions, formerly CashTax, from payment services and non-core e-commerce related activity and investments from the all other and corporate segment, to emerging payments. In addition, a small information business from all other and corporate was moved to card issuing services which reflects current management reporting relationships.

The Company announced its plans to discontinue the operations of a collection business in the merchant services segment in the third quarter of 2001. Operations of the business were moved to the discontinued business line. All periods were restated.

The following table presents the Company's operating segment results for the three and six months ended June 30, 2001 and 2000 (in millions):


                                     Three months ended June 30,                 Six months ended June 30,
                               ---------------------------------------    --------------------------------------
                                     2001                   2000                2001                  2000
                               ----------------       ----------------    ----------------      ----------------
  Revenues:
  --------
  Payment Services                $   668.1             $   568.4            $  1,293.7            $  1,098.9
  Merchant Services                   524.5                 437.4                 994.0                 834.9
  Card Issuing Services               376.3                 371.9                 738.1                 735.9
  Emerging Payments                    20.5                  18.2                  41.9                  38.6
  All Other and Corporate              31.9                  46.7                  70.5                 104.1
                               ----------------       ----------------    ----------------      ----------------
  Subtotal                          1,621.3               1,442.6               3,138.2               2,812.4
                               ----------------       ----------------    ----------------      ----------------

  Eliminations (a)                    (57.4)                (39.3)               (109.8)                (76.7)
  Discontinued Business                 4.7                  10.6                  11.4                  21.4
                               ----------------       ----------------    ----------------      ----------------
  Consolidated                    $ 1,568.6             $ 1,413.9            $  3,039.8            $  2,757.1
                               ================       ================    ================      ================

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

                                            Three months ended June 30,          Six months ended June 30,
                                         -------------------------------      ------------------------------
                                             2001               2000              2001               2000
                                         ------------       ------------      ------------      ------------
Operating Profit:
-----------------
Payment Services                         $      192.0       $      156.9      $      353.3      $      291.3
Merchant Services                               149.0              125.6             255.7             210.9
Card Issuing Services                            85.2               81.5             157.9             150.4
Emerging Payments                                (5.9)               5.3              (5.7)              8.5
All Other and Corporate                          (2.7)              (4.9)             (3.9)             (0.2)
                                         ------------       ------------      ------------      ------------
Subtotal                                        417.6              364.4             757.3             660.9
                                         ------------       ------------      ------------      ------------

Corporate Interest Expense, net                 (31.3)             (18.9)            (62.8)            (39.3)
Restructuring, Business
Divestitures, Litigation and
Impairments, net                                  5.7               (2.8)              5.7             (12.3)
Eliminations (a)                                (44.6)             (39.3)            (83.4)            (76.7)
Discontinued Business                            (3.8)              (1.0)             (7.1)             (0.6)
                                         ------------       ------------      ------------      ------------
Consolidated                             $      343.6       $      302.4      $      609.7      $      532.0
                                         ============       ============      ============      ============

Depreciation & Amortization:
----------------------------
Payment Services                         $       33.3       $       30.1      $       63.5      $       60.4
Merchant Services                                69.2               56.0             132.7             113.2
Card Issuing Services                            54.8               53.9             104.9             109.9
Emerging Payments                                 0.8                0.1               1.5               0.8
All Other and Corporate                           4.7                3.8               8.0               7.7
Discontinued Business                             1.1                1.5               2.2               2.9
                                         ------------       ------------      ------------      ------------
Consolidated                             $      163.9       $      145.4      $      312.8      $      294.9
                                         ============       ============      ============      ============

(a) Represents elimination of adjustment to record payment services revenues on a pre-tax equivalent basis and elimination of inter-segment revenue.

                                        June 30,        December 31,
                                          2001              2000
                                     ------------       ------------
Segment Assets (in millions):
Payment Services                     $   13,327.4       $   11,437.1
Merchant Services                         3,950.0            3,672.2
Card Issuing Services                     1,606.1            1,525.6
Emerging Payments                           256.7              235.9
All Other and Corporate                     394.5              410.1
Discontinued Business                        11.5               14.2
                                     ------------       ------------
     Consolidated                    $   19,546.2       $   17,295.1
                                     ============       ============

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

                            FIRST DATA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

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

In 2001, two putative class actions based on similar factual allegations were filed in the United States District Court for the Eastern District of New York against the Company and its subsidiary, Western Union Financial Services, Inc. asserting claims on behalf of a putative worldwide class (excluding members of the settlement class certified in one of the above actions). The plaintiffs claim that the Company and Western Union impose an undisclosed "charge" when they transmit consumers' money by wire to international locations, in that the exchange rate used in these transactions is less favorable than the exchange rate that Western Union receives when it trades currency in the international money market. They further assert that Western Union's failure to disclose this "charge" in the transactions violates 18 U.S.C. section 1961 et seq. and state deceptive trade practices statutes, and also asserts claims for civil conspiracy. The plaintiffs seek injunctive relief, compensatory damages in an amount to be proven at trial, treble damages, punitive damages, attorneys' fees, and costs of suit. The Company intends to vigorously defend these actions.

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

                            FIRST DATA CORPORATION
      Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              -----------------------------------------------------------
                           AND RESULTS OF OPERATIONS
                           -------------------------

Significant Developments

During the first six months of 2001, First Data Corporation ("FDC" or the "Company") continued to emphasize its three principal business segments: payment services, merchant services and card issuing services. The Company's focus is on revenue growth, cost management and execution of core strategies. FDC also continues to seek Internet growth opportunities in these core segments as well as in its fourth segment, emerging payments.

During the first six months of the year in the payment services segment, Western Union signed agreements with the respective Departments of Post in India, China, Thailand and the Ukraine. These agreements are expected to add over 14,000 new agent locations within the next three years. Additionally, Western Union signed an agreement with 7-Eleven to offer automated money transfer services to potentially 5,000 new locations, signed a five-year agreement with Publix supermarkets to increase its presence throughout the Southeast United States with 650 new locations and signed an agreement with Rite-Aid drugstores to add 1,600 money transfer locations during 2001. Further, Western Union signed additional agreements in South Korea, through an agreement with Kookmin Bank, which has over 500 branches, and in Yugoslavia, which will have more than 300 agent locations by year-end 2001. Lastly, Western Union has a newly signed agreement to provide money transfer services to as many as 10,000 locations in the next three years through the Agriculture Bank of China.

Western Union and Orlandi Valuta signed agreements with Banco Nacional de Mexico, S.A. (Banamex), in which Banamex has become the principal agent in Mexico for consumer money transfers. As Mexico's leading bank, Banamex is now offering these services at its 1,700 branch and retail locations. In January 2001, Western Union acquired Bidpay.com, a provider of web-based payment services to online auction markets. In March 2001, Western Union acquired a 23% equity interest in its agent FEXCO, one of Ireland's largest financial services companies, expanding its opportunities in the European market.

In the merchant services segment, the Company acquired a majority interest in TASQ Technology, Inc., an industry leader in point-of-sale (POS) technologies that will complement First Data Merchant Services' POS deployment operations. The acquisition was effective March 1, 2001. Also, merchant services formed an alliance with the Postbank, the largest retail bank in Germany. This relationship will expand merchant services' international presence through electronic financial services such as online banking services and web hosting. Merchant services also successfully completed the largest merchant conversion to its platform, moving 120,000 Paymentech alliance merchants.

In April 2001, card issuing services acquired PaySys International Inc., which provides card processing software in more than 35 countries for bank, retail, and private label cards. Also, card issuing services entered into a joint venture and formed Nihon Card Processing Co. Ltd., the first company in Japan to provide third-party credit card processing services.

With respect to the Company's U.K. card processing business ("FDR Europe"), card issuing services deconverted part of the Royal Bank of Scotland ("RBS") accounts during the second quarter of 2001. The remainder of the RBS business is expected to be deconverted during the third quarter of 2001.

In March 2001, eONE Global launched govONE Solutions, combining CashTax with the recently acquired transaction processing business of govWorks to augment payment solutions for local, state and federal governmental entities. Also, eONE Global announced alliances with Verisign and IBM during the first six months. eONE will partner with Verisign to co-market products and to develop solutions to

                             FIRST DATA CORPORATION
            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

increase secure payment options in business to business and business to consumer marketplaces. IBM's global sales force will market and sell the SurePay business-to-business eProcurement solution and govONE Solutions' payment services to enterprises, trading networks, financial institutions and merchants.

In June 2001, the company announced plans to acquire a 60-65% equity interest in NYCE, which services 48 million cardholders through 44,000 ATMs and 270,000 point-of-sale locations. The deal is expected to close in the third quarter 2001. The partnership greatly accelerates First Data's opportunities in the fast growing online, point-of-sale debit markets. It also adds to the company's existing position in the ATM market.

In July 2001, the Company announced the acquisition of Achex Inc., an online payments provider. The acquisition provides First Data a new Internet technology infrastructure that will integrate with many of its online payment services, offering new merchant integration capabilities and expanding the Company's Internet payments presence.

FDC announced the launch of First Data Net, a proprietary payment system that maximizes the efficiency and speed of payment processing for card issuers and the company's 2.6 million merchant locations.

FDC is a market leader in its three major segments: payment services, merchant services and card issuing services. The Company continues to focus on enhancing these core business areas and to assess how best to serve its customer base as well as pursue opportunities to expand its emerging payment businesses. Among the actions the Company believes are necessary to continue its leadership position is a focused effort to expand internationally, develop new products and services and to enhance its processing platforms in response to Company growth, client requirements, changing technology and expanding e-commerce initiatives. In this regard, the Company continues to upgrade its business continuity plans to reflect new systems and platforms developed to support these actions. Also, the Company continues to take action to further streamline operations and reduce costs.

Results of Operations

The Company derives revenues in each of its reportable segments based principally on the number of transactions processed, a percentage of dollar volume processed or on a combination thereof. For the three months ended June 30, 2001, total revenues increased 11% to $1.57 billion from $1.41 billion in the prior year quarter, and for the six months ended June 30, 2001, total revenues increased 10% to $3.04 billion from $2.76 billion in the prior year six months.

Product sales and other revenues increased 162% from $33.9 million in the second quarter of 2000 to $88.9 million in the same period of 2001. Product sales and other revenues increased 118% during the first six months of 2001 from $61.0 million in the first six months of 2000 to $132.8 million in the same period of 2001. This increase is due primarily to the sales of products by TASQ Technology, Inc., which was acquired at the end of the first quarter 2001, an increase in incentive payments received from a partner in a previously-formed merchant alliance, and royalty payments.

For the second quarter of 2001, operating expenses increased 10% to $952.3 million from $864.5 million in the same period of 2000. For the six months ended June 30, 2001, operating expenses increased 7% to $1,866.4 million from $1,738.4 million in the same period in 2000. This increase resulted from growth in business, partially offset by cost reduction initatives. As a result, operating expenses as a percent of revenue remained relatively flat during the second quarter and first six months of 2001 as compared to the same periods in 2000.

Selling, general and administrative expenses increased 10% to $247.1 million in 2001's second quarter compared to $225.3 million for the same period in 2000. For the six month period, selling, general and

                             FIRST DATA CORPORATION
            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

administrative expenses increased 16% to $506.6 million in 2001 from $435.1 million in 2000. As a percentage of revenue from continuing operations, selling, general and administrative expenses were relatively flat on a quarterly basis. The dollar increase is primarily attributable to increased advertising and promotional spending in the payment services segment to drive revenue growth, and increased spending on system advisory services for re-architecture initiatives in card issuing services. These same factors also caused selling, general and administrative expenses as a percentage of revenue to increase by 1% on a year to date basis.

Interest expense increased 66% to $31.3 million in the second quarter of 2001 from $18.9 million in the second quarter of 2000, and 60% to $62.8 million for the six month period of 2001 from $39.3 million for the six month period of 2000. The increase is attributed to an increase in average total debt balances, partially offset by lower interest rates.

FDC's effective tax rate for the second quarter of 2001 was 28.6%, compared with 2000's second quarter rate of 28.4% and for the six months ended June 30, 2001 the effective tax rate increased to 28.4% from 28.3% for the same period in 2000. Excluding the impact of restructuring, business divestitures and impairments the effective tax rate decreased 0.3 percentage points to 28.2% in the second quarter of 2001. Comparable rates for the six month periods were 28.3% and 28.5% for 2001 and 2000, respectively.

Net income of $245.4 million and $432.9 million for the second quarter and six months ended June 30, 2001, respectively, were up from $216.4 million and $381.4 million in the comparable periods of 2000. Excluding restructuring, business divestitures, and other non-recurring items, net income increased 11% to $242.6 million from $218.1 million for the second quarter and net income increased 11% to $432.8 million from $389.1 million for the six months ended June 30, 2001. These increases were primarily driven by revenue growth in the combined core businesses, and the impact of cost reduction initiatives. Diluted earnings per share ("EPS") increased 17% to $0.61 for the second quarter and 19% to $1.08 for the six months ended June 30, 2001. Excluding the impact of restructuring and business divestitures and other non-recurring items, diluted EPS increased 17% to $0.61 for the second quarter and 17% to $1.08 for the six months ended June 30, 2001.

Payment Services

Total revenues in the payment services segment increased 18% (on a tax-equivalent basis) to $668.1 million in the second quarter of 2001, as compared to $568.4 million in the same period of 2000. Year-to-date revenues increased 18% to $1,293.7 million in 2001 from $1,098.9 million in 2000. The increase in revenues reflects continuing strong underlying volume increases in total worldwide money transfer transactions, which increased by 23% to 26.3 million for the second quarter of 2001 and 24% to 51.9 million for the six months ended June 30, 2001. Revenue for international money transfers (a transfer either sent to or received from an international location other than Mexico) grew 32% (36% after adjusting for foreign currency exchange rates) for the second quarter 2001 compared to the same period in 2000, and 33% (37% after adjusting for foreign currency exchange rates) for the six months ended June 30, 2001 compared to the same period in 2000, with transaction growth of 45% for the second quarter and first six months of 2001. Domestic money transfer and Quick Collect money transfer transactions grew approximately 10% in the second quarter 2001 and the six months ended June 30, 2001 compared to the same period in 2000. At June 30, 2001, the agent base grew 20% as compared to a year ago, with approximately 109,000 agents in 186 countries and territories.

Operating profits for the second quarter of 2001 grew 22% over the same period in 2000, from $156.9 million to $192.0 million. Operating profits increased 21% to $353.3 million for the first six months of 2001 compared to $291.3 million for the same period last year. The segment continued to gain operating leverage on fixed expenses through cost efficiencies, which were offset by price reductions in certain markets and increased promotional and advertising spending.

                             FIRST DATA CORPORATION
            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

Western Union's revenue growth is driven by its worldwide network of roughly 15,000 "corridors" - country-to-country money-transfer pairs. Within these corridors, immigration patterns, economic conditions and the introduction of corridor specific competition can impact both transactions and revenues.

Merchant Services

Revenues in the merchant services segment grew 20% to $524.5 million for the second quarter of 2001 compared to $437.4 million for second quarter 2000. Revenues grew 19% to $994.0 million for the first six months of 2001 compared to $834.9 million for the same period in 2000. North America merchant dollar volume and transactions grew 10% over the second quarter and first six months of 2000 with merchant dollar volume increasing to $123.3 billion in second quarter and $233.4 billion during the six months ended June 30, 2001. Revenue growth for the quarter and six months ended June 30, 2001 was driven by growth in dollar volume and transactions processed, an increase in revenue from the gaming merchant alliance, the addition of TASQ Technology, Inc., acquired in March 2001, an increase in incentive payments received from a partner in a previously formed merchant alliance and royalty payments. In the fourth quarter of 2000, merchant services acquired an ATM business, which is reported in its gaming merchant alliance.

Operating profits increased 19% to $149.0 million for the second quarter of 2001 from $125.6 million for the second quarter of 2000. Operating profits increased 21% to $255.7 million for the first six month period of 2001 as compared to $210.9 million for the same period last year. This improvement is driven by the revenue growth noted above and is reflective of increased volume and transactions, and the continuation of cost reduction initiatives.

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

The merchant services segment is the least insulated segment from economic slow downs as its revenue is driven by both dollar volume and transactions processed and a severe downturn of the economy could reduce both. However, the Company has noted, and the December 2000 Nilson Report shows, an accelerating secular trend in the shift in payment methods from cash and check to electronic and card based payments. This continuing shift is expected to help offset some of the effects of an economic slowdown.

Internet commerce and an increased number of debit transactions also present growth opportunities for the merchant services segment. While Internet commerce and debit transactions currently account for a small portion of the segment's transactions, they are growing rapidly. The Company will continue to develop new credit and fraud detection systems to address the risks attributed to Internet commerce.

Card Issuing Services

Total revenues in the card issuing services segment remained relatively flat at $376.3 million for the second quarter of 2001 and $738.1 million for the six months ended June 30, 2001 as compared to $371.9 million and $735.9 million for the respective periods in 2000. Card accounts on file as of June 30, 2001 were over 297 million (a 14% increase from June 30, 2000) with domestic card accounts at approximately 274 million (an increase of 17%) and international card accounts at 23 million (a decrease of 10%). The increase is attributed to the addition of the Wal-Mart portfolio and conversion of the JCPenney portfolio in the third quarter of 2000, which have added approximately 45 million card accounts on file, slightly offset by certain deconversions. Accounts on file have decreased during the six months ended June 30, 2001, due to certain deconversions. The Company expects the level of accounts on file to remain relatively flat through the end of the year. During the second quarter the

                             FIRST DATA CORPORATION
            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

Company added three major tactical enhancements to the transaction processing system that will provide better customer service and operational efficiencies. Management is confident that current system developments will be completed timely, but delay in system development could delay certain conversions, which are contingent on such system development, and may impact the continuation of performance on certain significant contracts. Management expects to invest approximately 3-5% of card issuing services revenues for the current year into this re-architecture of its systems.

Consolidation among financial institutions has led to an increasingly concentrated client base, which results in a changing client mix towards larger, highly sophisticated customers. The effects of pricing, client mix and product mix of providing services to this increasingly concentrated industry will most likely cause prospective revenues to grow more slowly than accounts on file.

Operating profit for the card issuing services segment increased 5% to $85.2 million in the second quarter of 2001 from $81.5 million in 2000. Year-to-date profit increased 5% to $157.9 million in 2001 from $150.4 million in 2000. Operating profit remained positive against pricing pressures due to cost reduction initiatives, including workforce reductions in 2000, productivity improvements, and certain liquidated damages relating to account deconversions.

Emerging Payments

Revenues for the emerging payments segment increased 13% to $20.5 million in the second quarter of 2001 compared to $18.2 million for the same period in 2000, and increased 9% for the six months ended June 30, 2001 to $41.9 million from $38.6 million in 2000. The increase in revenue is mainly attributed to investment income.

The emerging payments segment had an operating loss of $5.9 million for second quarter of 2001 and a profit of $5.3 million for 2000. For the six months ended June 30, 2001, the operating loss was $5.7 million and for the same period in 2000 there was an operating profit of $8.5 million. Results primarily reflect a decrease in operating profits of govONE Solutions, increased spending on e-commerce initiatives in 2001 over 2000 and the launch of the SurePay gateway during the second quarter of 2001.

All Other and Corporate

Revenues from other operations decreased 32% from $46.7 million in the second quarter of 2000 to $31.9 million. Year-to-date revenues decreased 32% to $70.5 million from $104.1 million in 2000. Much of the decline was attributed to a reduction in in-store bank branch installations at IBT and the loss of a significant contract at Teleservices.

Operating losses decreased to $2.7 million in the second quarter of 2001 from a $4.9 million loss in 2000. The decrease in the operating loss is mainly attributable to an increase in investment income. For the six months ended June 30, 2001, operating losses increased to $3.9 million from $0.2 million in 2000. The increase in the operating loss is attributed to the loss of a significant contract at Teleservices during the third quarter of 2000 and increased spending on certain corporate initiatives.

Restructuring, Asset Impairments and Divestitures

During the quarter and six months ended June 30, 2001, the Company recorded a net benefit of $5.7 million related to restructuring charges, prior period restructuring reserve reversals, the discontinuance of a business, asset impairments, and the reversal of divestiture reserves as detailed below and presented on the restructuring, business divestitures, litigation and impairment line in the income statement.

                             FIRST DATA CORPORATION
            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

The Company recorded restructuring charges of $15.7 million; $8.4 million of charges related to payment services, $5.6 million of charges related to merchant services, $0.8 million of charges related to card issuing services, and $0.9 million of charges related to all other and corporate. These charges were comprised of severance totaling $14.8 million, and $0.9 million related to losses on lease terminations and a customer contract. Severance charges resulted from the termination of approximately 425 employees, representing approximately 1.5% of the Company's workforce, due to the reorganization of various departments. Savings realized through the remainder of the year from these reorganizations are expected to be approximately $13 million. Offsetting these charges were prior period restructuring reserve reversals resulting from changes in estimates totaling $4.2 million.

In addition, the Company announced the planned third quarter 2001 discontinuance of a collection business. As a result of the planned discontinuance, the Company recorded a pre-tax loss of $11.4 million in the second quarter 2001 relating to the closure. The charge includes $4.1 million for employee severance, $2.6 million for facility exit costs and an asset impairment charge of $4.7 million.

In addition to the restructuring charges, during the six months ended June 30, 2001, the Company also recorded asset impairment charges of $7.9 million. The charge was primarily comprised of a $7.4 million write-down of the Company's investment in Excite@Home due to a decline in market value that was considered other than temporary.

Also, during the six months ended June 30, 2001, the Company reversed various divestiture reserves totaling $36.5 million, due to the passage of certain contractual indemnification provisions. These reversals related primarily to the divestiture of Investor Services Group, which was sold in the fourth quarter of 1999.

Capital Resources and Liquidity

FDC maintained a strong financial position during the first six months of 2001. Cash and cash equivalents were $880.6 million at June 30, 2001 compared to $853.3 million at December 31, 2000. FDC utilized cash flows from operating activities primarily to reinvest in its existing businesses, fund treasury stock purchases and to contribute to the financing of acquisitions.

Operating activities generated cash of $587.5 million for the six months ended June 30, 2001 compared to $518.0 million for the six months ended June 30, 2000. This increase in 2001 is primarily due to increased net income and the first quarter 2000 tax payments associated with the fourth quarter 1999 sale of the Investor Services Group offset somewhat by the net use of cash resulting from changes in working capital.

FDC reinvests cash in its existing businesses principally to expand its processing capabilities through property and equipment additions, to establish customer-processing relationships through contract payments and costs for conversion and to acquire or develop software for use in its operations. Capitalized amounts of these cash outlays increased to $193.9 million for the first half of 2001 as compared to $132.1 million for the first half of 2000.

Overall, FDC's operating cash flow for the six months ended June 30, 2001 exceeded its investing activities associated with additions to property and equipment and capitalized contract and systems development costs by $393.6 million. These cash sources contributed to funds utilized for short-term borrowing repayments, treasury stock purchases and the financing of acquisitions.

In the first six months of 2001, the Company had net cash outlays of $421.9 million for acquisitions (as compared to $18.2 million in 2000). The Company also paid $25.1 million during the six months ended June

                             FIRST DATA CORPORATION
            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

30, 2001 relating to businesses previously acquired, compared to $30.5 million during the same period of 2000. In addition, the Company issued 1 million of its common shares, valued at $53 million, as part of an earnout agreement relating to the acquisition of one of its equity method investments.

The Company's financing activities included the issuance of $542 million of 2% Senior Convertible Contingent Debt Securities due 2008, which generated net cash proceeds of $534 million. Also, the Company received proceeds from stock option exercises and other employee stock benefit programs. Offsetting these cash inflows were repayments of short-term debt, and share repurchases under the Company's $1 billion and $500 million share repurchase programs discussed below and dividend payments. Net cash generated from financing activities was $103.6 million during the first six months of 2001, as compared to a use of cash of $860.8 million in the same period of 2000.

The Company made cash outlays totaling $508.3 million in the six months ended June 30, 2001 to buy back shares of its common stock. Proceeds from stock option exercises totaling $148.3 million partially offset these outlays. eONE Global raised $22.2 million through the issuance of additional equity interests. In addition, the Company continued its practice of paying quarterly cash dividends, resulting in $15.7 million of cash payments to the Company's common stockholders during the first six months of 2001.

The Company completed the $1 billion stock repurchase authorized by the Board of Directors in May 2000 by purchasing 2.9 million of its common shares at a cost of $164 million during the first quarter of 2001. A total of 21.0 million common shares were repurchased under this program. Additionally, during the first quarter of 2001, the Company repurchased 0.4 million shares of its common stock for $21 million under the $500 million stock repurchase program authorized in December 2000 leaving $479 million available under the program as of June 30, 2001. The remaining $323 million of treasury stock purchases during the six months ended June 30, 2001 related to the exercise of stock options and share issuances under the Company's employee stock purchase program.

The Company filed a new $1.5 billion shelf registration in the first quarter 2001, all of which was available at quarter end, providing for the issuance of up to $1.5 billion of debt and equity securities of the Company. The Company has another shelf registration providing for the issuance of approximately 10 million shares of the Company's common stock in connection with certain types of acquisitions, of which approximately 10 million shares are available at quarter end.

Included in cash and cash equivalents on the Consolidated Balance Sheet at June 30, 2001 is $70 million related to required investments of cash in connection with the Company's merchant card settlement operation. FDC has remaining available short-term borrowing capability of approximately $860 million at June 30, 2001 under the Company's commercial paper program, uncommitted bank credit lines and its $300 million extendable commercial notes program. The Company believes that its current level of cash and financing capability along with future cash flows from operations are sufficient to meet the needs of its existing businesses. However, the Company may from time to time seek longer-term financing to support additional cash needs or reduce its short-term borrowings.

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

                    Independent Accountants' Review Report


The Stockholders and Board of Directors
First Data Corporation


We have reviewed the accompanying consolidated balance sheet of First Data Corporation as of June 30, 2001 and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2001 and 2000, and the consolidated statements of cash flows for the six month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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


Denver, Colorado
July 11, 2001

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. None of these matters, either individually or in the aggregate, currently is material to the Company except as reported below and in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (the "Annual Report") and the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001 (the "Quarterly Report"). There were no material developments in the litigation matters previously disclosed except for the developments discussed below.

In the action filed by Julieta Amorsolo and Apolonio Ezequiel Viruel Torres that was previously reported in the Annual Report and Quarterly Report, plaintiffs petitioned the California Court of Appeal for a Writ of Mandate directing the trial court to reverse and vacate its order sustaining defendants' demurrer as to plaintiffs' claim for violation of California Financial Code section 1810.5(a). On May 1, 2001, the Court of Appeal summarily denied plaintiffs' Petition for a Writ of Mandate. Plaintiffs then filed a petition in the California Supreme Court seeking review of the Court of Appeal's order but the petition was denied. On June 13, 2001, plaintiffs filed and served a Second Amended Complaint in which they abandoned their claim for violation of California Financial Code section 1810.5(a).

On April 20, 2001, Nubia Godoy, on behalf of herself and all other similarly situated persons, filed an action in the United States District Court for the Eastern District of New York against the Company and its subsidiary Western Union Financial Services, Inc. Ms. Godoy's claims are essentially identical to those alleged in the action filed by Ana Cruz which was previously reported in the Annual Report. Ms. Godoy claims that the defendants impose an undisclosed "charge" when they transmit consumers' money by wire to international locations, in that the exchange rate used in these transactions is less favorable than the exchange rate that the defendants receive when they trade dollars in the international money market. Ms. Godoy further asserts that the failure to disclose this "charge" in the transactions violates federal and state law. Ms. Godoy asserts the claims on behalf of a putative worldwide class (excluding those consumers who used revised send forms adopted in August 1999 and those consumers who were members of the class certified in the action filed by Luis Pelayo and Oscar Perales which was previously reported in the Annual Report) based on violation of 18 U.S.C. section 1961 et seq., violations of state deceptive trade practices statutes, and civil conspiracy. Ms. Godoy seeks injunctive relief, compensatory damages in an amount to be proven at trial, treble damages, punitive damages, attorneys' fees, and costs of suit. The Company intends to vigorously defend this action.

In the action filed by Luis Pelayo and Oscar Perales and the action filed by Raul Ross Pineda which were previously reported in the Annual Report, all of the parties have filed their appellate briefs and oral argument for the appeals has been scheduled for September 7, 2001.

Item 4. Submission of Matters to a Vote of Securities Holders:
        -----------------------------------------------------

The Company held its Annual Meeting of Stockholders on May 9, 2001. Five matters were voted upon and approved at the meeting.

Proposal 1         Election of Directors.
----------------------------------------

The terms of office of three current directors, Henry C. Duques, Charles T. Fote and Joan E. Spero, expired at the 2001 Annual Meeting and all were re-elected. The results of the voting were as follows:

                                 FOR             WITHHELD
Henry C. Duques              319,828,604         5,021,344
Charles T. Fote              319,849,938         5,000,010
Joan E. Spero                319,696,406         5,153,542

Other directors whose terms continued after the meeting are Courtney F. Jones, Robert J. Levenson, James D. Robinson III, Charles T. Russell, Bernard L. Schwartz, Garen K. Staglin and Arthur F. Weinbach.

Proposal 2  Approval of an amendment to the Company's Shareholder Value Plan to
-------------------------------------------------------------------------------
            establish a new maximum unit value for Senior Executive Vice
            ------------------------------------------------------------
            Presidents.
            ----------

The results of the voting were as follows:
                                                                     BROKER
FOR  317,295,578      AGAINST   6,117,566     ABSTAIN  1,436,804     NON-VOTE 0

Proposal 3  Approval of an amendment to the Company's Senior Executive
----------------------------------------------------------------------
            Incentive Plan to establish new maximum annual awards.
            -----------------------------------------------------

The results of the voting
 were as follows:
                                                                     BROKER
FOR  307,454,471      AGAINST  15,808,761     ABSTAIN  1,586,716     NON-VOTE 0

Proposal 4  Approval of amendments to the 1993 Director's Stock Option Plan and
-------------------------------------------------------------------------------
            allocation of 1,000,000 shares of the Company's common stock to the
            -------------------------------------------------------------------
            Plan.
            ----

The results of the voting were as follows:
                                                                     BROKER
FOR  282,164,873      AGAINST  41,161,902     ABSTAIN  1,523,173     NON-VOTE 0

Proposal 5  Ratification of the selection of Ernst & Young LLP as independent
-----------------------------------------------------------------------------
            auditors of the Company for 2001.
            --------------------------------

The results of the voting were as follows:
                                                                     BROKER
FOR  321,637,078      AGAINST   2,151,495     ABSTAIN  1,061,375     NON-VOTE 0


See the Proxy Statement for the Company's 2001 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

(a)  Exhibits
-------------

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



                                            FIRST DATA CORPORATION
                                           -----------------------
                                                (Registrant)




Date:     July 30, 2001                     By /s/ Kimberly S. Patmore
          -------------                       ------------------------------
                                               Kimberly S. Patmore
                                               Executive Vice President and
                                               Chief Financial Officer
                                               (Principal Financial Officer)


Date:     July 30, 2001                     By /s/ Tom Moore
          -------------                       -----------------------------
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