Form 10-Q
period 2001-09-30
FIRST DATA CORP
filed 2001-10-31
CIK 883980

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2001
                                    ---------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _________________ to _________________

     Commission file number 1-11073
                            -------

                             FIRST DATA CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                 47-0731996
     ----------------------------------                -------------------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                  Identification No.)


        6200 SOUTH QUEBEC STREET, GREENWOOD VILLAGE, COLORADO          80111
--------------------------------------------------------------------------------
              (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code      (303) 488-8000
                                                   -----------------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____
                                              ---

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                  Number of Shares
           Title of each class            Outstanding at October 22, 2001
     ------------------------------       -------------------------------
     (Common stock, $.01 par value)                 381,503,180

                             FIRST DATA CORPORATION

                                      INDEX
                                      -----


                                                                                                       PAGE
PART I  FINANCIAL INFORMATION                                                                        NUMBER
                                                                                                     ------
Item 1.   Financial Statements:

          Consolidated Statements of Income for the three and nine
          months ended September 30, 2001 and 2000....................................................    3

          Consolidated Balance Sheets at September 30, 2001 and
          December 31, 2000...........................................................................    4

          Consolidated Statements of Cash Flows for the nine
          months ended September 30, 2001 and 2000....................................................    5

          Notes to Consolidated Financial Statements..................................................    6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.........................................................   16

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..................................   24


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings...........................................................................   26

Item 6.   Exhibits and Reports on Form 8-K............................................................   26

                          PART I. FINANCIAL INFORMATION


Item 1.   Financial Statements
          --------------------

                             FIRST DATA CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In millions, except per share amounts)
                                   (Unaudited)


                                                 Three months ended September 30,               Nine months ended September 30,
                                            -------------------------------------------     ----------------------------------------
                                                    2001                    2000                  2001                   2000
                                            --------------------      -----------------     ------------------     -----------------
REVENUES
Service revenues                                     $  1,524.2             $  1,405.7             $  4,431.2           $  4,101.8
Product sales and other                                    88.5                   34.6                  221.3                 95.6
                                            --------------------      -----------------     ------------------     -----------------
                                                        1,612.7                1,440.3                4,652.5              4,197.4
                                            --------------------      -----------------     ------------------     -----------------
EXPENSES
Operating                                                 956.6                  871.2                2,823.0              2,605.4
Selling, general & administrative                         246.8                  212.4                  753.4                651.8
Restructuring, business divestitures,
   litigation and impairment, net                         185.9                 (112.9)                 180.2               (100.6)
Interest                                                   28.2                   26.1                   91.0                 65.4
                                            --------------------      -----------------     ------------------     -----------------
                                                        1,417.5                  996.8                3,847.6              3,222.0
                                            --------------------      -----------------     ------------------     -----------------

Income before cumulative effect of a
   change in accounting principle and
   income taxes                                           195.2                  443.5                  804.9                975.4
Income taxes                                               44.0                  135.2                  218.1                285.7
                                            --------------------      -----------------     ------------------     -----------------

Income before cumulative effect of a
   change in accounting principle                         151.2                  308.3                  586.8                689.7

Cumulative effect of a change in
   accounting principle, net of $1.6
   income tax benefit                                        --                     --                   (2.7)                  --
                                            --------------------      -----------------     ------------------     -----------------
Net income                                         $      151.2             $    308.3             $    584.1           $    689.7
                                            ====================      =================     ==================     =================

Earnings per share - basic                         $       0.39             $     0.76             $     1.49           $     1.68
Earnings per share - diluted                       $       0.38             $     0.75             $     1.46           $     1.65
                                            ====================      =================     ==================     =================

Weighted average shares outstanding:
     Basic                                                389.4                  404.2                  391.7                410.9
     Diluted                                              397.7                  409.8                  400.1                417.4


See notes to consolidated financial statements.

                             FIRST DATA CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                  (In millions)
                                   (Unaudited)



                                                                    September 30,                 December 31,
                                                                         2001                         2000
                                                                -----------------------      ------------------------
       ASSETS
Cash and cash equivalents                                               $     774.5                  $     853.3
Settlement assets                                                          12,434.6                      9,816.6
Accounts receivable, net of allowance for doubtful accounts
   of $46.9 (2001) and $34.4 (2000)                                           968.7                        970.7
Property and equipment, net                                                   622.1                        624.3
Goodwill, less accumulated amortization of $727.2 (2001) and
   $656.6 (2000)                                                            3,077.2                      2,563.3
Other intangibles, less accumulated amortization of $814.3
   (2001) and $727.7 (2000)                                                 1,198.5                      1,005.6
Investment in affiliates                                                      930.8                        806.4
Other assets                                                                  567.9                        654.9
                                                                -----------------------      ------------------------
                                                                        $  20,574.3                  $  17,295.1
                                                                =======================      ========================


       LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Settlement obligations                                               $  12,235.5                  $   9,773.2
   Accounts payable and other liabilities                                   2,283.1                      1,964.2
   Borrowings                                                               2,643.6                      1,830.0
                                                                -----------------------      ------------------------
   Total Liabilities                                                       17,162.2                     13,567.4
                                                                -----------------------      ------------------------

Stockholders' Equity:
   Common Stock, $.01 par value; authorized 600.0 shares,
     issued 448.9 shares (2001 and 2000)                                        4.5                          4.5
   Additional paid-in capital                                               2,404.3                      2,292.7
                                                                -----------------------      ------------------------
   Paid-in capital                                                          2,408.8                      2,297.2
   Retained earnings                                                        4,157.1                      3,717.1
   Accumulated other comprehensive income                                     (78.6)                       (18.9)
   Less treasury stock at cost, 67.9 shares (2001) and 55.6
     shares (2000)                                                         (3,075.2)                    (2,267.7)
                                                                -----------------------      ------------------------
   Total Stockholders' Equity                                               3,412.1                      3,727.7
                                                                -----------------------      ------------------------
                                                                        $  20,574.3                  $  17,295.1
                                                                =======================      ========================

See notes to consolidated financial statements.

                             FIRST DATA CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)
                                   (Unaudited)

                                                                                 Nine months ended September 30,
                                                                           --------------------------------------------
                                                                                  2001                     2000
                                                                           --------------------     -------------------
Cash and cash equivalents at beginning of period                                     $   853.3              $  1,044.0
                                                                           --------------------     -------------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                            584.1                   689.7
   Adjustments to reconcile to net cash provided by operating activities:
     Depreciation and amortization                                                       475.2                   437.4
     Non-operating and non-cash portion of restructuring, business
       divestitures, litigation and impairment, net                                      180.2                  (100.6)
     Other noncash items, net                                                             34.6                   (46.9)
     Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
         Accounts receivable                                                              39.5                    95.2
         Other assets                                                                    (79.2)                  (65.6)
         Accounts payable and other liabilities                                          (80.2)                 (132.8)
         Income tax accounts                                                              80.4                  (211.4)
                                                                           --------------------     -------------------
           Net cash provided by operating activities                                   1,234.6                   665.0
                                                                           --------------------     -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Current year acquisitions, net of cash acquired                                      (811.5)                  (64.4)
   Payments related to other businesses previously acquired                              (31.5)                  (30.8)
   Proceeds from dispositions, net of expenses paid                                        1.8                    35.7
   Additions to property and equipment, net                                             (136.0)                 (106.0)
   Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs
                                                                                        (145.0)                  (84.6)
   Other investing activities                                                            (32.6)                  (45.0)
                                                                           --------------------     -------------------
     Net cash used in investing activities                                            (1,154.8)                 (295.1)
                                                                           --------------------     -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Short-term borrowings, net                                                            313.3                   415.1
   Issuance of long-term debt                                                            534.0                      --
   Principal payments on long-term debt                                                  (50.0)                 (125.0)
   Proceeds from issuance of common stock                                                186.0                   188.3
   Proceeds from issuance of subsidiary stock                                             22.2                      --
   Purchase of treasury shares                                                        (1,140.6)               (1,275.6)
   Cash dividends                                                                        (23.5)                  (24.4)
                                                                           --------------------     -------------------
     Net cash used for financing activities                                             (158.6)                 (821.6)
                                                                           --------------------     -------------------

Change in cash and cash equivalents                                                      (78.8)                 (451.7)
                                                                           --------------------     -------------------
Cash and cash equivalents at end of period                                           $   774.5              $    592.3
                                                                           ====================     ===================

See notes to consolidated financial statements.

                             FIRST DATA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1: Basis of Presentation

The accompanying consolidated financial statements of First Data Corporation ("FDC" or the "Company") should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2000. Significant accounting policies disclosed therein have not changed except as discussed below with respect to the Company's accounting for its derivative and hedging activity.

The accompanying consolidated financial statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial position of the Company at September 30, 2001 and the consolidated results of its operations for the three and nine months ended September 30, 2001 and 2000 and cash flows for the nine months ended September 30, 2001 and 2000. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

FDC recognizes revenues from its information processing services as such services are performed, recording revenues net of certain costs not controlled by the Company (primarily interchange fees and assessments charged by credit card associations of $441.1 million and $408.5 million for the three months ended September 30, 2001 and 2000, respectively, and $1,282.3 million and $1,159.8 million for the nine months ended September 30, 2001 and 2000, respectively).

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

Certain amounts from prior year have been reclassified to conform to the current presentation.

Note 2: Acquisitions

In January 2001, the Company entered into a joint venture and formed Nihon Card Processing Co., Ltd., providing third party credit card processing services, by contributing cash of approximately $15 million. The Company is accounting for this investment under the equity method of accounting.

In February 2001, the Company acquired Bidpay.com, Inc. for approximately $26 million in cash. Bidpay.com, Inc. is a provider of internet payment services to online auction markets. The purchase price allocation resulted in identifiable intangible assets of $1.6 million which are being amortized over 3 years and goodwill of $26.1 million which is being amortized over 7 years.

In March 2001, the Company acquired a 90% ownership interest in TASQ Technology, Inc. for approximately $176 million in cash. TASQ Technology, Inc. is an industry leader in point-of-sale (POS) deployment operations. The purchase price allocation resulted in identifiable intangible assets of $36.5 million which are being amortized over periods of 5 to 10 years and goodwill of $138.4 million which is being amortized over 20 years.

Also, the Company acquired a 23% equity interest in its money transfer agent, FEXCO, one of Ireland's

                             FIRST DATA CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

largest financial services companies, for approximately $68 million in cash. The Company is accounting for this investment under the equity method of accounting.

In April 2001, the Company acquired PaySys International Inc., for approximately $136 million in cash. PaySys International Inc. provides card processing software in more than 35 countries for bank, retail, and private label cards. The preliminary purchase price allocation resulted in identifiable intangible assets of $39.8 million, which are being amortized over 5 years and goodwill of $101.6 million which is being amortized over 20 years.

In July 2001, the Company acquired Achex, Inc., for approximately $32 million in cash. Achex, Inc. is an internet payment services provider. The preliminary purchase price allocation resulted in identifiable intangible assets of $3.5 million, which are being amortized over 3 years and goodwill of $27.9 million.

In August 2001, the Company acquired approximately a 63% interest in NYCE Corporation ("NYCE"), for approximately $350 million in cash. NYCE is a debit card processor that serves 48 million cardholders through 44,000 ATM's and 270,000 point-of-sale locations. The preliminary purchase price allocation resulted in identifiable intangible assets of $149.5 million, which are being amortized over 3 to 10 years and goodwill of $275.1 million. Also, eONE Global acquired TAXWARE International, Inc. for approximately $32 million in cash and an equity interest of approximately 3% in govONE Solutions LP. TAXWARE International, Inc. is a provider of worldwide commercial tax compliance systems. The preliminary purchase price allocation resulted in identifiable intangible assets of $11.0 million, which are being amortized over 10 years and goodwill of $30.2 million.

Pursuant to SFAS No. 142 "Goodwill and Other Intangible Assets", goodwill associated with acquisitions occurring subsequent to June 30, 2001 is not being amortized.

The purchase price allocations are preliminary pending receipt of third party reports related to the fair values of assets acquired and liabilities assumed.

Each of these acquisitions has been accounted for as a purchase and their respective results are included with the Company's results from the effective date of each acquisition. No pro forma financial information with respect to the above acquisitions is presented, as the aggregate impact is not material.

In addition, the Company issued 1 million shares of its common stock, valued at approximately $53 million, to a merchant alliance partner pursuant to the terms of an earnout agreement entered into in connection with the Company's acquiring its 50% ownership interest in 1997.

Note 3: Restructuring, Asset Impairment and Divestitures

The Company recorded restructuring charges of $6.0 million and $21.7 million for the three and nine months ended September 30, 2001; $0.4 million and $8.8 million of charges related to payment services, $2.6 million and $8.2 million of charges related to merchant services, $2.0 million and $2.8 million of charges related to card issuing services, and $1.0 million and $1.9 million of charges related to all other and corporate. These charges were comprised of severance totaling $4.1 million and $18.9 million for the three and nine months ended September 30, 2001, respectively, and $1.9 million and $2.8 million related to losses on lease terminations and a customer contract for the three and nine months ended September 30, 2001. Severance charges resulted from the termination of approximately 560 employees for the nine months ended September 30, 2001, representing approximately 2% of the Company's workforce, due to the reorganization of various departments and the shutdown of certain facilities. Savings realized for the current year from these reorganizations are expected to be approximately $15 million. Offsetting these charges were prior period restructuring reserve reversals resulting from changes in estimates totaling $1.9

                             FIRST DATA CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

million and $6.1 million for the three and nine months ended September 30, 2001, respectively.

In August 2001, the Company sold its in-store branch banking business. There was no gain or loss realized on the sale.

The Company discontinued a collection business, which resulted in the Company recording a pre-tax loss of $11.4 million in the second quarter 2001 relating to the closure. The charge includes $4.1 million for employee severance, $2.6 million for facility exit costs and an asset impairment charge of $4.7 million.

The following table summarizes the Company's utilization of restructuring accruals for the nine months ended September 30, 2001 (in millions):

                                                  Employee          Facility
                                                 Severance           Closure
                                              ---------------   ----------------

     Remaining Accrual at December 31, 2000        $  51.7             $ 14.0
     Current Period Expense Provision                 23.0                5.4
     Cash Payments and Other (a)                     (34.2)              (3.4)
     Changes in Estimates                             (4.9)              (1.2)
                                              ---------------   ----------------
     Remaining Accrual at September 30, 2001       $  35.6              $ 14.8
                                              ===============   ================

(a) Other includes net sub-lease income on facilities which will fund a lease buyout.

In addition to the restructuring charges, the Company also recorded asset impairment charges of $182.6 million and $190.5 million for the three and nine months ended September 30, 2001, respectively. The third quarter charge was primarily comprised of a $142.8 million write-down of the Company's investment in Checkfree Corporation and a $39.8 million write-down of other investments and goodwill, primarily related to investments in e-commerce businesses and the Skyteller business. Additionally, the Company wrote-down $7.4 million of it's investment in Excite@Home during the second quarter and an additional $0.5 million of other impairment charges. The investment write-downs were based on a decline in market value that was considered other than temporary.

Also, during the three and nine months ended September 30, 2001, the Company reversed various divestiture reserves totaling $0.8 million and $37.3 million, respectively, due to the passage of certain contractual indemnification provisions. These reversals related primarily to the divestiture of Investor Services Group, which was sold in the fourth quarter of 1999.

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

In September 2000, FDC completed the merger of its joint venture, TransPoint LLC ("TransPoint"), with

                             FIRST DATA CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

Checkfree Holdings Corporation ("Checkfree"). The merger resulted in FDC receiving consideration of 6.6 million shares of Checkfree stock and recognizing a pre-tax gain of $186.0 million in the third quarter. The pre-tax gain reflects a $42 million cash contribution from FDC to TransPoint immediately prior to the merger.

During the three and nine months ended September 30, 2000, the Company recorded restructuring charges of $64.4 million and $79.8 million, respectively; $0.3 million and $2.6 million related to payment services, $59.1 million and $69.6 million related to card issuing services and $5.0 million and $7.6 million related to all other and corporate. The charges represent facility closure costs of $9.6 million and severance accruals of $70.2 million for approximately 3,800 employees resulting from the downsizing of certain operations.

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

A merchant bank alliance is a joint venture between FDC and a financial institution that combines the expertise of the Company with the visibility and distribution of the bank. The joint ventures sell processing services to merchants. At September 30, 2001, there were seven such joint ventures accounted for under the equity method of accounting.

A summary of financial information for the merchant alliances and other affiliates accounted for under the equity method of accounting is as follows (in millions):

                                      September 30,           December 31,
                                          2001                    2000
                                  --------------------    --------------------

Total Assets                           $ 3,674.4               $ 3,446.0
Total Liabilities                        2,719.2                 2,594.5


                                            Three months ended September 30,                Nine months ended September 30,
                                       --------------------------------------------     ----------------------------------------
                                             2001                     2000                    2001                  2000
                                       ------------------     ---------------------     ------------------    ------------------
     Net Operating Revenues                 $ 402.1                 $ 373.9                  $ 1,155.2            $ 1,075.1
     Operating Expenses                       262.1                   278.9                      748.6                801.6
     Operating Income                         140.0                    95.0                      406.6                273.5
     Net Income                               122.7                    79.7                      357.2                230.4
     FDC Share of Net Income                   59.1                    41.5                      172.9                117.1

Amounts presented herein do not include amortization of $14.1 million and $12.2 million for the three months ended September 30, 2001 and 2000, respectively, related to the excess of FDC's investment over its proportionate interest in the net assets of the joint venture. Amortization for the nine months ended September 30, 2001 and September 30, 2000 was $42.0 million and $39.7 million, respectively. This

                             FIRST DATA CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

difference, which amounted to $686.1 million and $655.3 million at September 30, 2001 and December 31, 2000, respectively, is amortized over the estimated useful lives of the underlying intangible assets.

Note 5: Borrowings

The Company's commercial paper borrowings at September 30, 2001 were $1.2 billion. The Company's commercial paper program is partially supported by a $1.1 billion revolving credit facility. During the first quarter of 2001, the Company filed a $1.5 billion shelf registration providing for the issuance of debt and equity securities. At September 30, 2001, the Company had $1.5 billion available under this registration, $250 million available under its uncommitted bank lines and a $300 million extendable commercial notes ("ECN") program.

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

Amounts utilized in per share computations are as follows (in millions):

                                                  Three months ended                    Nine months ended
                                                     September 30,                        September 30,
                                            --------------------------------      -------------------------------
                                                2001              2000                2001              2000
                                            --------------    --------------      -------------     -------------
Weighted average shares outstanding:
 Basic weighted average shares                   389.4             404.2              391.7             410.9
 Common stock equivalents                          6.9               5.6                7.0               6.5
 4 7/8% convertible note due 2005                  1.4                --                1.4                --
                                            --------------    --------------      -------------     -------------
                                                 397.7             409.8              400.1             417.4
                                            ==============    ==============      =============     =============

 Earnings add back related to
 convertible note                                   .4                --                1.3                --

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

                             FIRST DATA CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

Note 7: Accumulated Other Comprehensive Income

The components of comprehensive income are as follows (in millions):


                                                         Three months ended                    Nine months ended
                                                            September 30,                        September 30,
                                                   --------------------------------      -------------------------------
                                                        2001              2000                2001              2000
                                                   --------------    --------------      -------------     -------------
     Net income                                        $  151.2          $  308.3            $ 584.1           $ 689.7
     Foreign exchange effect                               12.9             (19.6)             (23.1)            (48.0)
     Unrealized gain (loss) on hedging
     activities (a)                                       (82.8)               --             (123.7)               --
     Unrealized gain (loss) on securities                  76.4              13.4               87.1               8.5
     Minimum pension liability adjustment                    --                --                 --               0.9
                                                   --------------    --------------      -------------     -------------
     Total comprehensive income                        $  157.7          $  302.1            $ 524.4           $ 651.1
                                                   ==============    ==============      =============     =============

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

The Company announced in the second quarter of 2001, the discontinuance of a collection business in Merchant Services and in the third quarter of 2001, the Company divested an in-store branch banking business in All Other and Corporate. Operations of the businesses were moved to the divested and discontinued business line. All periods were restated.

                             FIRST DATA CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

The following table presents the Company's restated operating segment results (as noted above) for the three and nine months ended September 30, 2001 and 2000 (in millions):

                                            Three months ended September 30,               Nine months ended September 30,
                                       -------------------------------------------    -------------------------------------------
                                              2001                    2000                   2001                    2000
                                       --------------------     ------------------    --------------------    -------------------
Revenues:
--------
   Payment Services                         $       689.0            $     596.4           $     1,982.7           $    1,695.3
   Merchant Services                                543.4                  447.4                 1,537.4                1,282.3
   Card Issuing Services                            383.7                  363.2                 1,121.8                1,099.1
   Emerging Payments                                 24.9                   16.4                    66.8                   55.0
   All Other and Corporate                           25.3                   40.5                    85.9                  133.3
                                       --------------------     ------------------    --------------------    -------------------
     Subtotal                                     1,666.3                1,463.9                 4,794.6                4,265.0
                                       --------------------     ------------------    --------------------    -------------------

   Divested and Discontinued
      Businesses                                      2.8                   13.7                    24.1                   46.4
   Eliminations (a)                                 (56.4)                 (37.3)                 (166.2)                (114.0)
                                       --------------------     ------------------    --------------------    -------------------
     Consolidated                           $     1,612.7            $   1,440.3           $     4,652.5           $    4,197.4
                                       ====================     ==================    ====================    ===================

Operating Profit:
----------------
   Payment Services                         $       225.5            $     190.2           $       578.8           $      481.5
   Merchant Services                                158.7                  140.7                   414.4                  351.6
   Card Issuing Services                             88.5                   73.5                   246.4                  223.8
   Emerging Payments                                  1.9                   (0.4)                   (3.8)                   8.1
   All Other and Corporate                          (17.3)                  (6.7)                  (22.2)                  (6.0)
                                       --------------------     ------------------    --------------------    -------------------
     Subtotal                                       457.3                  397.3                 1,213.6                1,059.0
                                       --------------------     ------------------    --------------------    -------------------

   Divested and Discontinued
       Businesses                                    (4.7)                  (3.3)                  (10.8)                  (4.8)
   Corporate Interest Expense                       (28.2)                 (26.1)                  (91.0)                 (65.4)
   Restructuring, Business
     Divestitures, Litigation and
     Impariments, net                              (185.9)                 112.9                  (180.2)                 100.6
   Eliminations (b)                                 (43.3)                 (37.3)                 (126.7)                (114.0)
                                       --------------------     ------------------    --------------------    -------------------
     Consolidated                           $       195.2            $     443.5           $       804.9           $      975.4
                                       ====================     ==================    ====================    ===================

Depreciation & Amortization:
---------------------------
   Payment Services                         $        32.6            $      27.5           $        96.1           $       87.9
   Merchant Services                                 72.2                   55.9                   204.9                  169.1
   Card Issuing Services                             49.2                   52.7                   154.1                  162.6
   Emerging Payments                                  1.2                    1.3                     2.7                    3.3
   All Other and Corporate                            6.4                    3.5                    14.4                    9.9
                                       --------------------     ------------------    --------------------    -------------------
     Subtotal                                       161.6                  140.9                   472.2                  432.8
                                       --------------------     ------------------    --------------------    -------------------

   Divested and Discontinued
       Businesses                                     0.8                    1.6                     3.0                    4.6
                                       --------------------     ------------------    --------------------    -------------------
     Consolidated                           $       162.4            $     142.5           $       475.2           $      437.4
                                       ====================     ==================    ====================    ===================

                             FIRST DATA CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

(a) Represents elimination of adjustment to record payment services revenues on a pre-tax equivalent basis and elimination of inter-segment revenue.
(b) Represents elimination of adjustment to record payment services revenues on a pre-tax equivalent basis.


                                                      September 30, 2001              December 31, 2000
                                                   --------------------------     --------------------------
     Segment Assets (in millions):
     Payment Services                                      $  13,948.7                    $  11,437.1
     Merchant Services                                         4,488.8                        3,672.2
     Card Issuing Services                                     1,479.7                        1,525.6
     Emerging Payments                                           256.4                          235.9
     All Other and Corporate                                     391.7                          405.8
                                                   --------------------------     --------------------------
          Subtotal                                            20,565.3                       17,276.6
     Divested and Discontinued
          Businesses                                               9.0                           18.5
                                                   --------------------------     --------------------------
          Consolidated                                     $  20,574.3                    $  17,295.1
                                                   ==========================     ==========================

Note 10: Recent Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144, "Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets. The Company is in process of determining the impact, if any, of adopting SFAS 144.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" ("SFAS 141"), which is effective for all business combinations initiated after June 30, 2001. SFAS 141 requires companies to account for all business combinations using the purchase method of accounting, recognize intangible assets if certain criteria are met, as well as provide additional disclosures regarding business combinations and allocation of purchase price.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which requires nonamortization of goodwill and intangible assets that have indefinite useful lives and annual tests of impairments of those assets. The statement also provides specific guidance about how to determine and measure goodwill and intangible asset impairments, and requires additional disclosure of information about goodwill and other intangible assets. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001 and applied to all goodwill and other intangible assets recognized in its financial statements at that date. Goodwill and intangible assets acquired after June 30, 2001 are subject to the nonamortization provisions of the statement. Annualized amortization of goodwill attributable to acquisitions occurring prior to July 1, 2001 is approximately $137 million (less tax benefit of approximately $20 million).

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

                             FIRST DATA CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

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

The parties to some of these actions reached a proposed settlement. Under the proposed settlement, the Company will establish a charitable fund for the advancement of Mexican and Mexican-American causes in the amount of $4 million. Western Union also will issue coupons for discounts on future money transfer transactions to Mexico to its customers who transferred money from the U.S. to Mexico between January 1, 1987 and August 31, 1999. In addition, the Company will issue coupons for discounts on future Western Union transactions to customers who transferred money to Mexico from January 1, 1988 to December 10, 1996 using the MoneyGram service because MoneyGram was previously operated by a subsidiary of the Company. The proposed settlement also includes reasonable attorneys' fees and costs as well as the costs of settlement notice and administration.

On December 21, 2000, the United States District Court for the Northern District of Illinois granted final approval of the proposed settlement and entered a final judgment. In approving the settlement, the Court permanently enjoined the continued prosecution of the other actions. Some of the class members who objected to the settlement in the respective actions appealed the judgment. On October 4, 2001, the United States Court of Appeals for the Seventh Circuit affirmed the judgment of the District Court. The class members who filed the appeal subsequently petitioned for a rehearing of this matter but the petition was denied by the Court of Appeals.

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

                             FIRST DATA CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

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

                             FIRST DATA CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

Significant Developments

During the first nine months of 2001, First Data Corporation ("FDC" or the "Company") continued to emphasize its three principal business segments: payment services, merchant services and card issuing services. The Company's focus is on revenue growth, cost management and execution of core strategies. FDC also continues to seek Internet growth opportunities in these core segments as well as in its fourth segment, emerging payments.

During the first nine months of the year in the payment services segment, Western Union signed agreements with various organizations in India, China, Thailand, South Korea, Yugoslavia and the Ukraine. Additionally, Western Union signed an agreement with 7-Eleven to offer automated money transfer services to potentially 5,000 new locations and signed a five-year agreement with Publix supermarkets to increase its presence throughout the Southeast United States with 650 new locations. These agreements are expected to add over 30,000 new agent locations by the end of 2003. In addition, Western Union signed an agreement with Rite-Aid and has opened 1,700 money transfer locations during 2001.

Western Union and Orlandi Valuta signed agreements with Banco Nacional de Mexico, S.A. (Banamex), for Banamex to become an agent in Mexico for consumer money transfers. As Mexico's leading bank, Banamex is now offering these services at approximately 1,700 branch and retail locations. In January 2001, Western Union acquired Bidpay.com, Inc., a provider of web-based payment services to online auction markets. In March 2001, Western Union acquired a 23% equity interest in its money transfer agent FEXCO, one of Ireland's largest financial services companies, expanding its opportunities in the European market.

In the merchant services segment, the Company acquired a 63% interest in NYCE, Inc. in August 2001, which services 48 million cardholders through 44,000 ATMs and 270,000 point-of-sale locations. The acquisition will provide First Data opportunities in the on-line point-of-sale debit market and adds to the Company's existing position in the ATM market.

Also, in March 2001, the Company acquired a majority interest in TASQ Technology, Inc., an industry leader in point-of-sale (POS) technologies that will complement First Data Merchant Services' POS deployment operations. In addition, merchant services formed an alliance with Deutsche Postbank, a subsidiary of the German postal service. This relationship will expand merchant services' international presence through electronic financial services such as online banking services and web hosting. Merchant services also successfully completed the largest merchant conversion to its platform, moving approximately 120,000 Paymentech alliance merchants.

In April 2001, card issuing services acquired PaySys International, Inc., which provides card processing software in more than 35 countries for bank, retail, and private label cards. Also, card issuing services entered into a joint venture and formed Nihon Card Processing Co., Ltd., the first company in Japan to provide third-party credit card processing services. With respect to the Company's U.K. card processing business ("FDR Europe"), card issuing services deconverted the Royal Bank of Scotland ("RBS") in the second and third quarter of 2001.

During the third quarter, emerging payments announced two acquisitions. The first was the acquisition of the assets of TAXWARE International, Inc., a leading provider of worldwide commercial tax compliance

                             FIRST DATA CORPORATION
            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

systems. This acquisition, completed in August 2001, enhances govONE Solutions by adding transaction tax capabilities. The second is an acquisition of the mobile commerce business unit of Brokat Technologies, to be part of Encorus Technologies. Pending final negotiations, this acquisition is expected to be completed in the fourth quarter of 2001.

In March 2001, eONE Global launched govONE Solutions, combining CashTax with the recently acquired transaction processing business of govWorks to augment payment solutions for local, state and federal governmental entities. Also, eONE Global announced alliances with Verisign and IBM during the first nine months. eONE will partner with Verisign to co-market products and to develop solutions to increase secure payment options in business-to-business and business-to-consumer marketplaces. IBM's global sales force will market and sell the SurePay business-to-business eProcurement solution and govONE Solutions' payment services to enterprises, trading networks, financial institutions and merchants.

In July 2001, the Company acquired Achex, Inc., an online payments provider. The acquisition provides First Data with a new Internet technology infrastructure that will integrate with many of its online payment services, offering new merchant integration capabilities and expanding the Company's Internet payments presence.

FDC announced the launch of First Data Net, a proprietary payment system that maximizes the efficiency and speed of payment processing for card issuers and the company's 2.6 million merchant locations.

The September 11, 2001 tragedy impacted the Company's transaction volumes across all businesses for about ten days ending on September 21, 2001. These ten days represented approximately 11% of the quarter. The degree of impact from the tragedy varied from segment to segment in terms of the business that was lost. Overall, the Company believes that the revenue impact from the September 11, 2001 tragedy was approximately 1% of revenues for the quarter ended September 30, 2001. By the end of the quarter, transaction volumes had returned to early September 2001 levels.

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

Results of Operations

The Company derives revenues in each of its operating segments based principally on the number of transactions processed, a percentage of dollar volume processed, accounts on file or some combination thereof. For the three months ended September 30, 2001, total revenues increased 12% to $1.61 billion from $1.44 billion in the prior year quarter, and for the nine months ended September 30, 2001, total revenues increased 11% to $4.65 billion from $4.20 billion in the prior year nine months. Excluding the impact of divested and discontinued businesses, the Company's revenue growth rate for the third quarter 2001 was 13% and for the first nine months of 2001 it was 12%.

                             FIRST DATA CORPORATION
            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

Product sales and other revenues increased 156% from $34.6 million in the third quarter of 2000 to $88.5 million in the same period of 2001. Product sales and other revenues increased 131% from $95.6 million in the first nine months of 2000 to $221.3 million for the first nine months of 2001. These increases are due primarily to the sales of products by TASQ Technology, Inc., which was acquired at the end of the first quarter 2001, an increase in incentive payments received from a partner in a previously-formed merchant alliance, royalty payments, and contract termination fees.

For the third quarter of 2001, operating expenses increased 10% to $956.6 million from $871.2 million in the same period of 2000. For the nine months ended September 30, 2001, operating expenses increased 8% to $2,823.0 million from $2,605.4 million in the nine-month period in 2000. These increases resulted from growth in business and business acquisitions, partially offset by cost reduction initatives. As a result, operating expenses as a percent of revenue decreased during the third quarter and first nine months of 2001 as compared to the same periods in 2000.

Selling, general and administrative expenses increased 16% to $246.8 million in 2001's third quarter compared to $212.4 million for the same period in 2000. For the nine-month period, selling, general and administrative expenses increased 16% to $753.4 million in 2001 from $651.8 million in 2000. As a percentage of revenue from continuing operations, selling, general and administrative expenses increased slightly for the quarter and nine month period ended September 30, 2001. The dollar increase is primarily attributable to increased advertising and promotional spending in the payment services segment to drive revenue growth, increased spending on system advisory services for re-architecture initiatives in card issuing services, business acquisitions, and increased spending on corporate initiatives.

Interest expense increased 8% to $28.2 million in the third quarter of 2001 from $26.1 million in the third quarter 2000, and 39% to $91.0 million for the nine-month period of 2001 from $65.4 million for the nine-month period of 2000. The increases are attributable to an increase in average total debt balances, partially offset by lower interest rates.

FDC's effective tax rate for the third quarter of 2001 was 22.5%, compared with 2000's third quarter rate of 30.5% and for the nine months ended September 30, 2001 the effective tax rate decreased to 27.1% from 29.3% for the same period in 2000. Excluding the impact of restructuring, business divestitures and impairments the effective tax rate increased 0.6 percentage points to 29.1% in the third quarter of 2001. Comparable rates for the nine-month periods were 28.6% and 28.5% for 2001 and 2000, respectively.

Net income of $151.2 million and $584.1 million for the third quarter and nine months ended September 30, 2001, respectively, was down 51% and 15% from $308.3 million and $689.7 million in the comparable periods of 2000. Excluding restructuring, business divestitures, and other non-recurring items, net income increased 14% to $270.2 million from $236.4 million for the third quarter 2001 and net income increased 12% to $703.0 million from $625.5 million for the nine months ended September 30, 2001. These increases were primarily driven by revenue growth in the combined core businesses, and the impact of cost reduction initiatives. Diluted earnings per share ("EPS") decreased 49% to $0.38 for the third quarter and 12% to $1.46 for the nine months ended September 30, 2001. Excluding the impact of restructuring and business divestitures and other non-recurring items, diluted EPS increased 17% to $0.68 for the third quarter and 17% to $1.76 for the nine months ended September 30, 2001.

Payment Services

Total revenues in the payment services segment increased 16% (on a tax-equivalent basis) to $689.0 million

                             FIRST DATA CORPORATION
            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

in the third quarter of 2001, as compared to $596.4 million in the same period of 2000. Year-to-date revenues increased 17% to $1,982.7 million in 2001 from $1,695.3 million in 2000. These increases in revenues reflect continuing strong underlying volume increases in total worldwide money transfer transactions, which increased by 20% to 27.6 million for the third quarter of 2001 and 22% to
79.6 million for the nine months ended September 30, 2001. Revenue for international money transfers (a transfer either sent to or received from an international location other than Mexico) grew 30% (32% after adjusting for foreign currency exchange rates) for the third quarter 2001 compared to the same period in 2000, and 32% (35% after adjusting for foreign currency exchange rates) for the nine months ended September 30, 2001 compared to the same period in 2000, with transaction growth of 40% for the third quarter and 43% for the first nine months of 2001. Domestic money transfer and Quick Collect money transfer transactions grew in the low double digits for the quarter and nine months ended September 30, 2001 compared to the same period in 2000. At September 30, 2001, the agent base grew 25% as compared to a year ago, with approximately 117,000 agent locations in 187 countries and territories.

Operating profits for the third quarter of 2001 grew 19% over the same period in 2000, from $190.2 million to $225.5 million. Operating profits increased 20% to $578.8 million for the first nine months of 2001 compared to $481.5 million for the same period last year. The segment continued to gain operating leverage on fixed expenses through cost efficiencies, which were offset by price reductions in certain markets and increased promotional and advertising spending.

Western Union's revenue growth is driven by its worldwide network of roughly 15,000 "corridors" - country-to-country money-transfer pairs. Within these corridors, immigration patterns, economic conditions, competition and other factors can impact both transactions and revenues.

Merchant Services

Revenues in the merchant services segment grew 21% to $543.4 million for the third quarter of 2001 compared to $447.4 million for third quarter 2000. Revenues grew 20% to $1,537.4 million for the first nine months of 2001 compared to $1,282.3 million for the same period in 2000. North America merchant dollar volume and transactions grew 8% over the third quarter and 9% over the first nine months of 2000 with merchant dollar volume increasing to $123.4 billion in the third quarter and $356.8 billion in the nine months ended September 30, 2001. Revenue growth for the quarter and nine-months ended September 30, 2001 was driven by growth in dollar volume and transactions processed, an increase in revenue from the gaming merchant alliance, the addition of TASQ Technology, Inc. and NYCE, Inc., acquired in March and August 2001, respectively, an increase in incentive payments received from a partner in a previously formed merchant alliance and royalty payments. In the fourth quarter of 2000, merchant services acquired an ATM business, which is reported in its gaming merchant alliance. Acquisitions completed in 2001 accounted for the majority of the segment's revenue growth for the quarter ended September 30, 2001.

Operating profits increased 13% to $158.7 million for the third quarter of 2001 from $140.7 million for the third quarter of 2000. Operating profits increased 18% to $414.4 million for the first nine-month period of 2001 as compared to $351.6 million for the same period last year. Operating profits grew slower than revenues for the quarter ended September 30, 2001. This is attributed to acquisitions, where synergies are not expected to take place until early next year, and an increase in uncollectible guaranteed checks in the Telecheck business. The merchant services segment continues to experience benefits from the continuation of cost reduction initiatives.

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

The merchant services segment is the least insulated segment from economic slow downs as its revenue is driven by transactions processed, and to a lesser degree, dollar volume processed; a severe downturn of the economy could reduce both and negatively impact the financial performance of this segment. However, the Company has noted, and the December 2000 Nilson Report shows, an accelerating secular trend in the shift in payment methods from cash and check to electronic and card based payments. This continuing shift is expected to help offset some of the effects of an economic slowdown. An economic slowdown, including the potential effects from the September 11, 2001 tragedy, may also increase merchant credit deterioration which could pose a further financial risk for this segment. The Company actively monitors merchant credit status and manages merchant credit risk pursuant to established policies and procedures. Any future catastrophic event outside of the ordinary course of business could impact merchant credit quality or transactions and revenues.

Internet commerce, international expansion, and an increased number of debit transactions also present growth opportunities for the merchant services segment. While Internet commerce, international transactions, and debit transactions currently account for a small portion of the segment's transactions, they are growing rapidly. The Company will continue to develop new credit and fraud detection systems to address the risks attributed to Internet commerce.

Card Issuing Services

Revenues in the card issuing services segment grew 6% to $383.7 million for the third quarter of 2001 compared to $363.2 million for the third quarter 2000. For the nine months ended September 30, 2001, revenues grew 2% to $1,121.8 million from $1,099.1 million for the comparable period in 2000. Revenue increased due to contract termination fees, the acceleration of new product revenue, the addition of PaySys International, Inc., and the effect of pricing pressures being offset by an increase in accounts on file. Card accounts on file as of September 30, 2001 were approximately 304 million (a 16% increase from September 30, 2000) with domestic card accounts at approximately 286 million (an increase of 22%) and international card accounts at 18 million (a decrease of 31%). The increase in accounts on file is primarily attributed to the conversion of the JCPenney portfolio in the fourth quarter of 2000, which added approximately 48 million card accounts and the addition of 8 million offline debit accounts added during the quarter ended September 2001, slightly offset by certain deconversions. Accounts on file have decreased slightly during the nine months ended September 30, 2001, due to certain deconversions. The Company expects the level of accounts on file at year-end 2001 to equal or exceed the number of accounts on file at year-end 2000.

During the first nine months of 2001, the Company delivered on interim milestones for four functionality-driven initiatives and met all milestones scheduled with respect to the system design and enhancement during the quarter ended September 30, 2001. Clients are already realizing benefits associated with the system design and enhancement efforts implemented in the current year. Delay in future system development could delay certain conversions, which are contingent on such system development, and may impact the continuation of performance on certain significant contracts. Management expects to invest an incremental 3-5% of card issuing services revenues into this system design and enhancement.

Consolidation among financial institutions has led to an increasingly concentrated client base, which results in a changing client mix towards larger, highly sophisticated customers. The effects of pricing, client mix

                             FIRST DATA CORPORATION
            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

and product mix of providing services to this increasingly concentrated industry will most likely cause revenues to grow more slowly than accounts on file.

Operating profit for the card issuing services segment increased 20% to $88.5 million in the third quarter of 2001 from $73.5 million in 2000. Year-to-date profit increased 10% to $246.4 million in 2001 from $223.8 million in 2000. The increase in operating profit is largely attributable to contract termination fees. The negative impact of pricing pressures was offset by six sigma initiatives, including workforce reductions in 2000 and productivity improvements.

Emerging Payments

Revenues for the emerging payments segment increased 52% to $24.9 million in the third quarter of 2001 compared to $16.4 million for the same period in 2000, and increased 21% for the nine months ended September 30, 2001 to $66.8 million from $55.0 million in 2000. The increase in revenue is mainly attributed to govONE Solutions, which includes TAXWARE, acquired in August 2001, and investment income.

The emerging payments segment had a profit of $1.9 million for third quarter of 2001 and an operating loss of $0.4 million for 2000. For the nine months ended September 30, 2001, the operating loss was $3.8 million and for the same period in 2000 there was an operating profit of $8.1 million. Results primarily reflect increased spending on e-commerce initiatives in 2001 over 2000.

All Other and Corporate

Revenues from other operations decreased 38% from $40.5 million in the third quarter of 2000 to $25.3 million. Year-to-date revenues decreased 36% from $133.3 million to $85.9 million in 2001. Much of the decline was attributed to the loss of a significant contract at Teleservices in the fourth quarter of 2000.

Operating losses increased to $17.3 million in the third quarter of 2001 from a $6.7 million loss in 2000. The increase in the operating loss is mainly attributable to increased spending on certain corporate initiatives, the loss of a significant contract at Teleservices, spending on MoneyZap and the acquisition of Achex, Inc. in July 2001. For the nine months ended September 30, 2001, operating losses increased to $22.2 million from $6.0 million in 2000. The increase in the operating loss is mainly attributable to increased spending on certain corporate initiatives, the loss of a significant contract at Teleservices, a full nine months spending on MoneyZap and the acquisition of Achex, Inc.

Restructuring, Business Divestitures, Impairment and Litigation

During the three and nine months ended September 30, 2001, the Company incurred net charges of $185.9 million and $180.2 million, respectively, related to restructuring charges, prior period restructuring reserve reversals, the discontinuance of a business, asset impairments, and the reversal of divestiture reserves as detailed below and presented on the restructuring, business divestitures, litigation and impairment line in the income statement.

The Company recorded restructuring charges of $6.0 million and $21.7 million for the three and nine months ended September 30, 2001; $0.4 million and $8.8 million of charges related to payment services, $2.6 million and $8.2 million of charges related to merchant services, $2.0 million and $2.8 million of

                             FIRST DATA CORPORATION
            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

charges related to card issuing services, and $1.0 million and $1.9 million of charges related to all other and corporate. These charges were comprised of severance totaling $4.1 million and $18.9 million for the three and nine months ended September 30, 2001, respectively, and $1.9 million and $2.8 million related to losses on lease terminations and a customer contract for the three and nine months ended September 30, 2001. Severance charges resulted from the termination of approximately 560 employees for the nine months ended September 30, 2001, representing approximately 2% of the Company's workforce, due to the reorganization of various departments and the shutdown of certain facilities. Savings realized for the current year from these reorganizations are expected to be approximately $15 million. Offsetting these charges were prior period restructuring reserve reversals, resulting from changes in estimates, totaling $1.9 million and $6.1 million for the three and nine months ended September 30, 2001, respectively.

The Company discontinued a collection business, which resulted in the Company recording a pre-tax loss of $11.4 million in the second quarter 2001 relating to the closure. The charge includes $4.1 million for employee severance, $2.6 million for facility exit costs and an asset impairment charge of $4.7 million.

In addition to the restructuring charges, the Company also recorded asset impairment charges of $182.6 million and $190.5 million for the three and nine months ended September 30, 2001, respectively. The third quarter charge was primarily comprised of a $142.8 million write-down of the Company's investment in Checkfree Corporation and a $39.8 million write-down of other investments and goodwill, primarily related to investments in e-commerce businesses and the Skyteller business. Additionally, the Company wrote-down $7.4 million of it's investment in Excite@Home during the second quarter and recorded an additional $0.5 million of other impairment charges. The investment write-downs were based on declines in market value that were considered other than temporary.

Also, during the three and nine months ended September 30, 2001, the Company reversed various divestiture reserves totaling $0.8 million and $37.3 million, respectively, due to the passage of certain contractual indemnification provisions. These reversals related primarily to the divestiture of Investor Services Group, which was sold in the fourth quarter of 1999.

During the three and nine months ended September 30, 2000, the Company incurred restructuring charges of $64.4 million and $79.8 million, respectively; $0.3 million and $2.6 million related to payment services, $59.1 million and $69.6 million related to card issuing services and $5.0 million and $7.6 million related to all other and corporate. The charges represent facility closure costs of $9.6 million and severance accruals of $70.2 million for approximately 3,800 employees resulting from the downsizing of certain operations.

In January 2000, the Company completed the sale of its Hogan Information Services business unit to Dolan Media Company for cash proceeds of $30.5 million. As a result of this transaction and the sale of another small business, the Company recognized a pre-tax gain totaling $5.4 million in the first six months of 2000.

In August of 2000, the Company accrued $12.0 million based on the preliminary settlement of a pending lawsuit.

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

Capital Resources and Liquidity

FDC maintained a strong financial position during the first nine months of 2001. Cash and cash equivalents were $774.5 million at September 30, 2001 compared to $853.3 million at December 31, 2000. FDC utilized cash flows from operating activities primarily to reinvest in its existing businesses, fund treasury stock purchases and to contribute to the financing of acquisitions.

Operating activities generated cash of $1,234.6 million for the nine months ended September 30, 2001 compared to $665.0 million for the nine months ended September 30, 2000. This increase in 2001 is primarily due to the increase in net income before nonrecurring items and the first quarter 2000 tax payments associated with the fourth quarter 1999 sale of the Investor Services Group.

FDC reinvests cash in its existing businesses principally to expand its processing capabilities through property and equipment additions, to establish customer-processing relationships through contract payments and costs for conversion and to acquire or develop software for use in its operations. Capitalized amounts of these cash outlays increased to $281.0 million for the first nine months of 2001 as compared to $190.6 million for the first nine months of 2000.

Overall, FDC's operating cash flow for the nine months ended September 30, 2001 exceeded its investing activities associated with additions to property and equipment and capitalized contract and systems development costs by $953.6 million. These cash sources contributed to funds utilized for treasury stock purchases and the financing of acquisitions.

In the first nine months of 2001, the Company had net cash outlays of $811.5 million for acquisitions (as compared to $64.4 million in 2000). The Company also paid $31.5 million during the nine months ended September 30, 2001 relating to businesses previously acquired, compared to $30.8 million during the same period of 2000. In addition, the Company issued 1 million of its common shares, valued at $53 million, as part of an earnout agreement relating to the acquisition of one of its equity method investments.

The Company's financing activities included the issuance of $542 million of 2% Senior Convertible Contingent Debt Securities due 2008, which generated net cash proceeds of $534 million. Also, the Company received proceeds from stock option exercises and other employee stock benefit programs. Offsetting these cash inflows was share repurchases under the Company's $1 billion, $500 million and $700 million share repurchase programs discussed below and dividend payments. Net cash used for financing activities was $158.6 million during the first nine months of 2001, as compared to $821.6 million in the same period of 2000.

The Company made cash outlays totaling $1,140.6 million in the nine months ended September 30, 2001 to buy back shares of its common stock. Proceeds from stock option exercises totaling $186.0 million partially offset these outlays. eONE Global raised $22.2 million through the issuance of additional equity interests. In addition, the Company continued its practice of paying quarterly cash dividends, resulting in $23.5 million of cash payments to the Company's common stockholders during the first nine months of 2001.

The Company completed the $1 billion stock repurchase authorized by the Board of Directors in May 2000

                             FIRST DATA CORPORATION
            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

by purchasing 2.9 million of its common shares at a cost of $164 million during the first quarter of 2001. A total of 21.0 million common shares were repurchased under this program. Additionally, during the nine months ended September 30, 2001, the Company completed the $500 million stock repurchase program, authorized by the Board of Directors in December 2000, by purchasing
8.4 million shares of its common stock at a cost of $500 million. Also, the Board of Directors authorized a $700 million stock repurchase in September 2001. The Company repurchased 1.8 million shares of its common stock for approximately $100 million under this program in September 2001. The remaining $377 million of treasury stock purchases during the nine months ended September 30, 2001 related to the exercise of stock options and share issuances under the Company's employee stock purchase program.

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

Included in cash and cash equivalents on the Consolidated Balance Sheet at September 30, 2001 is $70 million related to required investments of cash in connection with the Company's merchant card settlement operation. FDC has remaining available short-term borrowing capability of approximately $450 million at September 30, 2001 under the Company's commercial paper program, uncommitted bank credit lines and its $300 million extendable commercial notes program. The Company believes that its current level of cash and financing capability along with future cash flows from operations are sufficient to meet the needs of its existing businesses. However, the Company may from time to time seek longer-term financing to support additional cash needs or reduce its short-term borrowings.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
        ----------------------------------------------------------

There have been no material changes from the 2000 Annual Report on Form 10-K related to the Company's exposure to market risk from interest rates.

Independent Accountants' Review Report


The Stockholders and Board of Directors
First Data Corporation


We have reviewed the accompanying consolidated balance sheet of First Data Corporation as of September 30, 2001 and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2001 and 2000, and the consolidated statements of cash flows for the nine month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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



Denver, Colorado
October 8, 2001

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. None of these matters, either individually or in the aggregate, currently is material to the Company except as reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (the "Annual Report") and the Company's Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2001 and June 30, 2001 (the "Second Quarter Report"). There were no material developments in the litigation matters previously disclosed except for the developments discussed below.

In the Pelayo and Pineda actions (both previously reported in the Annual Report
       ------     ------
and the Second Quarter Report), on October 4, 2001, the United States Court of Appeals for the Seventh Circuit affirmed the trial court's ruling approving the settlement of these actions. The class members who appealed the trial court's ruling subsequently petitioned for a rehearing of this matter but the petition was denied by the Court of Appeals.

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



                                          FIRST DATA CORPORATION
                                       -------------------------
                                               (Registrant)




Date:  October 31, 2001                    By  /s/ Kimberly S. Patmore
       ----------------                       ----------------------------------
                                               Kimberly S. Patmore
                                               Executive Vice President and
                                               Chief Financial Officer
                                               (Principal Financial Officer)


Date:  October 31, 2001                    By  /s/ Thomas L. Moore
       ----------------                       ----------------------------------
                                               Thomas L. Moore
                                               Vice President and
                                               Corporate Chief Financial Officer
                                               (Principal Accounting Officer)

FIRST DATA CORPORATION


INDEX TO EXHIBITS
-----------------


Exhibit
Number    Description
------    -----------
12        Computation of Ratio of Earnings to Fixed Charges

15        Letter from Ernst & Young LLP Regarding Unaudited Interim Financial
          Information

99.1 Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements