Form 10-K
period 2001-12-31
FIRST DATA CORP
filed 2002-03-22
CIK 883980

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission file number 1–11073

FIRST DATA CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	47–0731996
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6200 SOUTH QUEBEC STREET
GREENWOOD VILLAGE, COLORADO 80111
(Address, including zip code, or Registrant’s principal executive offices)

(303) 967-8000
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
2% Senior Convertible Contingent Debt Securities

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S–K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10–K or any amendment to this Form 10–K.    ☐

        Common shares of the registrant outstanding at February 15, 2002 (excluding treasury shares) were 381,211,408. The aggregate market value, as of February 15, 2002 of such common shares held by non–affiliates of the registrant was approximately $31 billion. (Aggregate market value estimated solely for the purposes of this report. This shall not be construed as an admission for the purposes of determining affiliate status.)

DOCUMENTS INCORPORATED BY REFERENCE
Part III:  Portions of Registrant’s Proxy Statement relating to the Annual Meeting of
Stockholders to be held on May 8, 2002

PART I

ITEM 1.    BUSINESS

General

First Data Corporation (“FDC” or “the Company”) operates in four business segments: payment services, merchant services, card issuing services and emerging payments. Payment services primarily consists of Western Union, Integrated Payment Systems, Orlandi Valuta and ValueLink companies and is the leading provider of nonbank domestic and international money transfer and payment services to consumers and commercial entities, including money transfer, official check and money order services. Merchant services is comprised primarily of First Data Merchant Services, TeleCheck, NYCE Corporation, TASQ Technologies, Inc. and First Data Financial Services. This segment provides merchants with credit and debit card transaction processing services, including authorization, transaction capture, settlement, Internet–based transaction processing, check verification and guarantee services. The segment also provides processing services to debit card issuers and operates an automated teller machine network. Card issuing services, including First Data Resources, First Data Europe, First Data Solutions and PaySys International, Inc., primarily encompasses domestic and international card processing services. This segment provides a comprehensive line of processing and related services to financial institutions issuing credit and debit cards and to issuers of oil and private label credit cards, including information–based products for enhanced decision making and marketing. The emerging payments segment, created in the third quarter of 2000, consists of eONE Global, a leader in identifying, commercializing and operating emerging payment technologies that support Internet and wireless payment products. The remainder of the Company’s business units are grouped in the “all other and corporate” category, which includes Teleservices, Call Interactive, Achex, Inc. and Corporate operations. The Company’s business strategy is to generate recurring revenue by developing long–term contractual relationships with clients who have decided to outsource various transaction and information processing services.

FDC’s facilities in the United States provide the vast majority of the Company’s transaction processing services. Currently, FDC’s processing units in the United Kingdom and Australia represent the Company’s only foreign operations of significance. Excluding these two foreign units, domestic facilities process substantially all money transfer, merchant card and merchant check acceptance transactions that are settled outside of the United States.

Portions of the Company’s business are seasonal. FDC’s revenues and earnings are affected favorably by increased card and check volume during the holiday shopping period in the fourth quarter and, to a lesser extent, during the back–to–school buying period in the third quarter.

FDC considers strategic investment and acquisition opportunities as well as divestitures. Acquisitions supplement FDC’s internal efforts to access new markets and client groups, while divestitures have been completed for business units lacking sufficient financial prospects or for units not enhancing the Company’s transaction processing competencies. No assurance can be given with respect to the timing, likelihood or the financial or business effect of any possible acquisitions or divestitures.

FDC is incorporated in Delaware, and its principal executive offices are located at 6200 S. Quebec Street, Greenwood Village, CO 80111, telephone (303) 967-8000.

Significant Developments

In 2001, the Company continued to emphasize its three principal business segments: payment services, merchant services and card issuing services. The Company is focused on revenue growth, cost management and execution of core strategies. FDC also continues to seek Internet growth opportunities in these core segments as well as in its fourth segment, emerging payments.

In the payment services segment, Western Union International signed agreements with various organizations in India, China, Thailand, South Korea, Yugoslavia and the Ukraine. Domestically, Western Union signed agreements with 7-Eleven to offer automated money transfer services to potentially 5,000 new locations, with Rite-Aid which has opened approximately 1,700 money transfer locations during 2001, and with Publix supermarkets to increase its presence throughout the Southeast United States with 650 new locations. These agreements and other agreements signed in 2001 are expected to add approximately 30,000 new agent locations by the end of 2003. Additionally, Western Union and Orlandi Valuta signed agreements with Banco Nacional de México, S.A. (Banamex CitiGroup) in 2001, for Banamex CitiGroup to become an agent in Mexico for consumer money transfers. As Mexico’s leading bank, Banamex CitiGroup is now offering these services at approximately 1,700 branch and retail locations.

In January 2002, Western Union acquired a 25% interest in Varvias, the company’s primary agent in Greece with nearly 600 locations. In December 2001, the Company acquired Gift Card Services, Inc., a provider of gift card solutions that complements the Company’s stored-value business, ValueLink. In March 2001, Western Union acquired a 23% equity interest in its money transfer agent FEXCO, one of Ireland’s largest financial services companies, expanding its opportunities in the European market through its channel of nearly 4,200 agents in five countries. In January 2001, Western Union acquired Bidpay.com, Inc., a provider of web-based payment services to online auction markets.

In the merchant services segment, the Company acquired the remaining 50% ownership interest in Cardservice International (“CSI”) in December 2001. Revenues and expenses have been restated to the beginning of 2001 to reflect CSI, which was previously accounted for under the equity method of accounting, as a consolidated subsidiary for the full year. In August 2001, the Company acquired a 64% interest in NYCE, Inc., which services 48 million debit cardholders through 44,000 ATMs and 270,000 point-of-sale locations. The acquisition provides the Company with opportunities in the on-line point-of-sale debit market and adds to the Company’s existing position in the ATM market.

Merchant services formed an alliance with Deutsche Postbank, a subsidiary of the German postal service, in June 2001. This relationship will expand merchant services’ international presence through electronic financial services such as online banking services and web hosting. Merchant services also successfully completed the largest merchant conversion to its platform, moving approximately 120,000 Paymentech alliance merchants in the third quarter of 2001. Also, in March 2001, the Company acquired a majority interest in TASQ Technology, Inc., an industry leader in point-of-sale (POS) technologies that will complement First Data Merchant Services’ POS deployment operations.

In the card issuing services segment, the Company announced a number of significant agreements that will positively affect the Company’s financial performance in 2002 and beyond. In January 2002, the Company announced an agreement to process more than 3 million cardholder accounts that JP Morgan Chase recently acquired from Providian Master Trust. Those accounts will convert around mid-year 2002. Additionally, the Company announced that it had signed a new multi-year contract with Citi Commerce Solutions (“Citi”), Citibank Cards’ private-label credit card division, to handle processing and ancillary services for all of Citi’s current private-label accounts in the U.S. and Canada.

In April 2001, card issuing services acquired PaySys International, Inc., which provides card processing software in more than 35 countries for bank, retail, and private label cards. Also, in March 2001, card issuing services entered into a joint venture and formed Nihon Card Processing Co., Ltd., the first company in Japan to provide third-party credit card processing services. With respect to the Company’s U.K. card processing business (“First Data Europe”), card issuing services deconverted the Royal Bank of Scotland (“RBS”) in the second and third quarter of 2001.

In the emerging payments segment, eONE Global completed the acquisition of Brokat A.G.’s mobile commerce business unit in November 2001. Now named Encorus Technologies, the third operating unit of eONE Global has commenced efforts in Europe to facilitate mobile payments through a global standard. eONE Global also announced alliances with Verisign and IBM during 2001. eONE Global will partner with Verisign to co-market products and to develop solutions to increase secure payment options in business-to-business and business-to-consumer marketplaces. IBM’s global sales force will market and sell the business-to-business eProcurement solution and govONE Solutions’ payment services to enterprises, trading networks, financial institutions and merchants.

In March 2001, eONE Global launched govONE Solutions, combining CashTax with the acquired transaction processing business of govWorks to augment payment solutions for local, state and federal governmental entities. In August 2001, the Company acquired the assets of Taxware International, Inc., a leading provider of worldwide commercial tax compliance systems, thereby enhancing govONE Solutions by adding transaction tax capabilities.

In July 2001, the Company acquired Achex, Inc., an online payments provider. The acquisition provides FDC with a new Internet technology infrastructure that will integrate with many of its online payment services, offering new merchant integration capabilities and expanding the Company’s Internet payments presence.

In the second quarter of 2001, FDC announced the launch of First Data Net, a proprietary payment system that maximizes the efficiency and speed of payment processing for card issuers and the Company’s 2.8 million merchant locations.

FDC is a market leader in its three major segments: payment services, merchant services and card issuing services. The Company continues to focus on enhancing these core business areas and to assess how best to serve its customer base as well as pursue opportunities to expand its emerging payment businesses. Among the actions the Company believes are necessary to continue its leadership position is a focused effort to expand internationally, develop new products and services and to enhance its processing platforms in response to Company growth, client requirements, changing technology and expanding e-commerce initiatives. The Company also will continue to streamline operations and reduce costs. Additionally, the Company continues to upgrade its business continuity plans to reflect new systems and platforms developed to support these actions and security around its systems and facilities.

Operating Segments

The Company operates in four business segments: payment services, merchant services, card issuing services and emerging payments. Financial information relating to each of the Company’s industry segments is set forth in Note 16 to the Company’s consolidated financial statements contained in this report.

Payment Services

The payment services segment primarily consists of Western Union, Integrated Payment Systems, Orlandi Valuta and ValueLink companies and is the leading provider of nonbank money transfer and payment services to consumers and commercial entities, including money transfer, official check and money order. As the leading provider of nonbank money transfer services, Western Union utilizes an agent network of over 50,900 agent locations in North America (United States, Canada and Mexico) and 68,800 international agent locations to provide money transfer services to consumers in 186 countries and territories. The primary market for these services is comprised of people who periodically need to send or receive cash quickly to meet emergency situations, to send funds to family in other locations or to use nonbank financial services to pay bills or meet other obligations. Through Western Union’s Easy Pay and Quick Collect services, FDC also offers bill payment services to utility companies, collection agencies, finance companies and other institutions. Official checks serve as an alternative to a bank’s own disbursement items such as teller’s or bank checks. Money transfer transactions totaled 108.8 million in 2001, compared to 88.9 million in 2000 and 73.5 million in 1999. ValueLink develops, implements and manages pre-paid stored-value gift card programs with brick and mortar, Internet, business-to-business and international applications for more than 100 major national retail, restaurant and grocery brands.

In the payment services segment, the Company derives its revenues from transaction processing fees and from the investment of funds received from the sale of payment instruments (primarily official checks and money orders), net of commissions paid to certain selling agents. These investments are the primary component of settlement assets on the Company’s consolidated balance sheets. In addition, the Company has historically derived additional revenue from its management of currency exchange spreads in its international money transfer business. On a pre-tax equivalent basis, payment services revenues comprised 42% of FDC’s total revenues in 2001, compared with 41% in 2000 and 36% in 1999.

Merchant Services

The merchant services segment is primarily comprised of First Data Merchant Services (“FDMS”), TeleCheck, NYCE Corporation (“NYCE”), TASQ Technologies, Inc. (“TASQ”) and First Data Financial Services (“FDFS”). This segment provides merchants with credit and debit card transaction processing services, including authorization, transaction capture, settlement, Internet–based transaction processing, check verification and guarantee services. This segment also provides processing services to debit card issuers and operates an automated teller machine network. FDMS is the largest provider of merchant credit and debit card transaction processing services in the United States. Its services include authorization, transaction capture, settlement, chargeback handling, and Internet–based transaction processing. The vast majority of these services pertain to transactions in which payment is made through MasterCard or VISA bank cards. TeleCheck, a check acceptance company, provides electronic check conversion, check guarantee, check verification and collections services. NYCE operates an automated teller machine (“ATM”) network, provides on-line debit point-of-sale services and provides real-time payment solutions such as ATM management and monitoring services, and debit card issuance and authorization solutions. TASQ is a leading outsource provider of credit, debit, ATM, check, Internet and smart card technology. FDFS, through a majority owned subsidiary, provides credit card, debit card and money transfer services to gaming establishments and their customers. The percentages of FDC’s revenues from this segment’s services were 35%, 31%, and 28%, respectively, during the years ended December 31, 2001, 2000 and 1999.

A key element of FDC’s strategy in the merchant processing area involves joint–venture alliances with bank partners and implementation of International, debit and Internet commerce initiatives. Under the alliance program, FDC and a bank create a joint venture into which merchant contracts are contributed. Each joint venture alliance requires successful management of the relationship between the Company and the bank partner in that alliance. FDMS benefits by continuing to provide point–of–sale card processing for the contributed merchants and new merchants signed up by either the bank’s or the venture’s dedicated sales force, while the bank benefits by maintaining the merchant banking relationship. Alliance partner banks provide cash clearing and settlement functions, while FDC provides transaction processing and certain back–office functions. There were eight participating banks in the program as of December 31, 2001.

The alliance strategy could be affected by further consolidation among financial institutions. Merchant services expects that the shift in payment methods from cash and check to electronic and card based payments will continue to benefit the alliances’ internal growth. Internet commerce, international expansion, and an increased number of debit transactions present growth opportunities for the merchant services segment. While Internet commerce, international transactions, and debit transactions currently account for a small portion of the segment’s transactions, they are growing rapidly.

        The Company’s primary merchant card processing center is located in Hagerstown, Maryland with additional volumes of merchant card transactions being processed at FDMS’s card issuing processing center in Omaha, Nebraska. These centers support merchant electronic cash registers, Internet commerce, and dial up point–of–sale authorization and draft capture terminals. Also, voice authorization services are provided to merchants without electronic authorization capabilities and in the event that electronic authorization capabilities are interrupted. Transaction information is transmitted electronically through the MasterCard and VISA networks, and may be posted to a cardholder account maintained by FDC’s card issuing services area. Transaction information is also transmitted through First Data Net, which provides direct routing, funding & settlement of payment transactions.

FDMS’s revenues are generated from fees charged for full service merchant processing performed directly for merchants and for the alliances, and fees are based on a percentage of dollar volume processed or on a per transaction basis. The Company provided full service North America merchant card processing on Visa and MasterCard transaction dollar volume and, off-line debit and on-line debit at the point-of-sale in 2001 and 2000, totaling $491 billion in 2001, compared with $452 billion in 2000 and $328 billion in 1999. Merchant transactions processed totaled 8.8 billion in 2001, compared to 8.0 billion in 2000 and 6.4 billion in 1999. Fees charged to customers for check guarantee services are generally based on the dollar volume of transactions processed, whereas verification fees are based on the number of transactions.

Card Issuing Services

The card issuing services segment primarily encompasses domestic and international card processing. This segment provides a comprehensive line of processing and related services to financial institutions issuing credit and debit cards and to issuers of oil and private label credit cards. Within this segment, First Data Resources (“FDR”) (with its principal operating facilities in Omaha, Nebraska) and First Data Europe (“FDE”) (with its principal operating facilities in the United Kingdom) provide a comprehensive line of products and processing and related services to financial institutions issuing Visa and MasterCard credit cards, debit cards and oil company and retail store credit cards. Financial institution clients include a wide variety of banks, savings and loan associations and credit unions. Also included in this segment is First Data Solutions, a provider of consumer and business solutions in the areas of risk and fraud management and information verification associated with granting of credit, collecting debt and customer service. Additionally, PaySys International, Inc. (“PaySys”), acquired in April 2001, a global provider of credit card transaction processing software to banks, retailers and third party processors, is included. Collectively, this segment’s services constituted 23% of the Company’s total revenues in 2001, 26% in 2000 and 25% in 1999.

Processing services includes embossing, transaction reporting, settlement and billing, and certain security and related services. The Company has the capability to provide a full array of services throughout the period of each card’s use, starting from the moment a card-issuing client accepts an application for a transaction card. The Company’s in–house embossing facility can issue cards for new accounts and at renewal dates (established by the client) for existing card accounts. FDR’s fraud management services monitor the unauthorized use of cards which have been reported to be lost, stolen, or which exceed credit limits. The Company’s fraud detection systems help identify fraudulent transactions by monitoring each cardholder’s purchasing patterns and flagging unusual purchases. Billing statements are prepared and mailed directly to cardholders using the Company’s in-house mail facilities. Examples of other service offerings include cardholder database analysis, cardholder behavior scoring, customized communications to cardholders and proprietary oil card processing services.

Currently, FDC’s operations in the United Kingdom and Australia are the Company’s principal processing facilities located outside the United States. FDC provides card processing services in the United Kingdom, with 18.0 million card accounts on file at December 31, 2001. Services provided generally mirror the Company’s domestic card issuing and merchant services provided to financial institutions. The Company also provides third–party bankcard processing in Mexico and portions of Latin America. In addition, FDC operates the largest independent electronic funds transfer network in Australia, providing ATM, EFTPOS, smartcard, pay-by-phone and internet payment processing services to over 400 financial institutions and merchant clients.

Revenues for card issuing services are derived from fees payable under contracts that primarily depend on the number of accounts or transactions processed. FDR provides over one hundred transaction–based services, which are separately priced and negotiated with clients. Most contracts provide for the payment of minimum annual processing fees, payable without regard to transaction volume. In some instances, FDR may make an advance payment to a client upon the signing or extension of a processing contract with the Company. FDR makes these payments to compensate new clients for dedicating the resources to change service providers or to outsource an internal service function.

Emerging Payments

The Company established the emerging payments segment in the third quarter of 2000. The emerging payments segment is comprised of a majority interest in eONE Global. The Company holds over 70% of the outstanding equity in eONE Global. eONE Global is comprised of, govONE Solutions, which provides electronic tax processing services to banks and governmental agencies, and other developmental companies focused on business-to-business eProcurement solutions, including the August 2001 acquisition of Taxware, a provider of worldwide commercial tax compliance systems, and the addition of Encorus Technologies in November 2001, which is a provider of mobile payment products.

All Other and Corporate

The remainder of the Company’s business units are grouped in the all other and corporate category, which includes Teleservices, Call Interactive, Achex, Inc. and Corporate operations.

Teleservices is a provider of voice-center services to telecommunications and financial services industries. Call Interactive is a provider of customized 800 telephone interactive voice services that gather, process and disseminate information for client needs. Revenues from these services consist of fees paid by clients which generally are based on call volume, duration and the number of transactions. Achex, Inc. is an online payments provider.

Marketing

FDC markets its services through a variety of channels including direct solicitation and general advertising. The Company’s employees are utilized in the direct solicitation of new clients and the cross selling of additional FDC services to existing clients. Direct sales efforts by both Company employees and bank alliance partner employees in the merchant services segment have been effective in signing new merchant clients.

General advertising of the Company’s services is accomplished through industry and trade publications, direct mail, telemarketing, participation in trade conventions and Company–sponsored seminars as well as direct sales. Western Union maintains a broad based advertising and marketing program supporting the Western Union brand name and the public’s awareness of Western Union’s services.

Regulation

Various aspects of FDC’s service areas are subject to federal and state regulation which, depending on the nature of any noncompliance, may result in the suspension or revocation of any license or registration at issue, as well as the imposition of civil fines and criminal penalties. To date, the Company has experienced no material difficulties in complying with the various laws and regulations affecting its business.

As a provider of electronic data processing services directly to governmental agencies and to banks and other regulated financial institutions, the Company is subject to regulatory oversight and examination by the Federal Financial Institutions Examination Council, as well as review by various other federal and state regulatory agencies. The Company’s First Financial Bank (“FFB”) and Western Union Bank subsidiaries are subject to regulation by various state and federal banking agencies. In addition, FFB and FDMS continue to be subject to the rules of VISA and MasterCard, including a requirement that FFB maintain adequate capital (currently $70.0 million) based on the merchant credit card processing volume settled through FFB.

Most states license issuers of payment instruments and many require, among other things, that proceeds from the sales of such instruments be invested in high–quality marketable securities prior to the settlement of the transactions. Such licensing laws may also cover matters such as regulatory approval of agent locations and the filing of periodic reports by the licensee. The Company is required to obtain and maintain licenses to conduct such operations, which generally require the Company or the licensed subsidiary to demonstrate and maintain levels of net worth and/or liquidity. In addition, the Company’s services related to money transfers also are regulated at the state level by banking commissions or similar authorities.

The Company also provides certain services in compliance with (i) international and United States anti-money laundering laws such as the Bank Secrecy Act, (ii) privacy regulations such as the Gramm-Leach-Bliley Act which provides for notices to be given to consumers of financial services, (iii) the Fair Debt Collection Practices Act, and (iv) the Fair Credit Reporting Act.

Competition

The most significant competitive factors related to the Company’s services are quality, features and functionality, reliability of service and price.

FDC is not aware of any single competitor that provides the same range of services; however, the information services industry is highly fragmented and FDC faces significant competitors in each of its service areas. The Company also competes with companies that internally perform processing or other related services offered by FDC. In addition, the Company believes that enacted changes in telecommunications and other laws and developments regarding the Internet and other new technologies related to electronic commerce may result in competition from entities with access to significant capital and management resources.

FDC creates a differentiated competitive position in its service areas by offering a menu of enhanced services to clients. These enhanced services often involve technologically sophisticated reporting features that add value to information derived from the Company’s transaction processing databases.

In the payment services segment, FDC’s money transfer services compete with one international provider, as well as numerous other niche providers. The Company also competes with bank wire transfer services (primarily available to commercial users). In addition, the Company faces several established competitors in providing commercial money transfer services. FDC’s money order services primarily compete with postal money orders and those of one other provider.

The Company’s merchant service segment competes against several other national service providers, and banks that continue to provide these services to their merchant customers. FDC’s check acceptance area is in competition principally with two other national companies. The Company also faces significant competition from regional and national operators of automated teller machine networks.

FDC’s card issuing segment competes with other third–party cardholder processors as well as banks that process their accounts internally.

In addition, many of the Company’s businesses are involved in Internet e-commerce or have Internet applications. This Internet e-commerce nexus presents growth opportunities for the Company. Internet e-commerce is characterized by accelerating growth and technological change and presents, in addition to significant opportunities for the Company, the potential for other Internet companies to enter the Company’s markets.

Industry Trends

Technological capabilities required for the rapid and efficient creation, processing, handling, storage and retrieval of information are becoming increasingly complex. These capabilities require large development and capital expenditures and processing expertise, and have contributed to a trend toward the outsourcing of processing services that benefits the Company. In addition, the evolution of these capabilities is creating new competitors with innovative solutions, and also is driving an industry–wide consolidation, which is creating more established competitors. Also refer to the preceding paragraph regarding Internet products and companies.

Merchant services expects that the shift from cash and check transactions to electronic and card transactions will continue to benefit the Alliance’s internal growth. Bank industry consolidation impacts existing and potential clients in FDC’s service areas, primarily relating to card issuing services and payment services. In addition, certain merchant processing alliance relationships have been impacted as a result of consolidations. In the aggregate, bank mergers have not significantly affected the Company to date. However, FDC could lose business in connection with future client mergers if the surviving or acquiring entity utilizes in–house processing services or those of a competitor of the Company.

Employees and Labor Relations

At December 31, 2001, the Company employed approximately 29,000 employees, approximately 95 percent of whom were full–time employees. A portion of FDC’s approximately 1,900 employees in the United Kingdom are members of UNIFI (formerly the Banking Insurance & Finance Union). In addition, Western Union has two four–year labor contracts (expiring August 6, 2004) with the Communications Workers of America, AFL–CIO and its local 1177, representing 45% of approximately 2,700 employees. The Company’s employees are not otherwise represented by any labor organization. The Company believes that its relations with its employees and the labor organizations identified above are generally good.

Executive Officers of the Registrant

See Item 10 of this Form 10-K.

ITEM 2.    PROPERTIES

As of December 31, 2001, the Company and its subsidiaries own or lease approximately 232 properties in the United States, totaling approximately 6 million square feet, and approximately 32 properties internationally, totaling approximately 861,000 square feet. These facilities are used for operational, sales and administrative purposes.

	Leased Facilities		Owned Facilities		Facilities Leased with Option to Buy
	No.	Appr. Sq. Ft.	No.	Appr. Sq. Ft.	No.	Appr. Sq. Ft.
Facilities in the United States
Payment Services	59	962,000	1	26,000	1	176,000
Merchant Services	120	1,340,000	1	125,000	—	—
Card Issuing Services	28	1,265,000	9	1,279,000	3	387,000
Emerging Payments	4	29,000	—	—	—	—
All Other and Corporate	4	209,000	2	155,000	—	—

International Facilities
Payment Services	17	261,000	—	—	—	—
Merchant Services	7	35,000	—	—	—	—
Card Issuing Services	6	290,000	1	270,000	—	—
Emerging Payments	1	5,000	—	—	—	—
All Other and Corporate	—	—	—	—	—	—

Payment services has principal operations in Greenwood Village, Colorado; St. Charles, Missouri and Montvale, New Jersey. Merchant services’ principal operations are conducted in Melville, New York; Hagerstown, Maryland; Coral Springs, Florida; and Houston, Texas. The principal operations for card issuing services are located in Omaha, Nebraska; United Kingdom and Australia. Emerging payments’ principal operations are located in Greenwood Village, Colorado; New York City, New York; Salem, Massachusetts; Melville, New York; Napa, California; and Stuttgart, Germany. The Company’s all other and corporate facilities include the Company’s corporate offices in Greenwood Village, Colorado and other facilities in Atlanta, Georgia and Omaha, Nebraska.

The Company believes that its facilities are suitable and adequate for its businesses but is consolidating facilities in certain locations to reduce costs. In 2001, after including the additional facilities from 2001 acquisitions, the Company’s consolidation plans resulted in a net decrease of 36 facilities. The Company continues to review its space requirements and may acquire new space to meet the needs of its businesses or consolidate and dispose of or sublet facilities which are no longer required.

ITEM 3.    LEGAL PROCEEDINGS

As previously reported, on February 20, 1998, Plaintiffs Rita Sandoval and Andres Peña, individually and on behalf of all others similarly situated in the State of Texas, filed a complaint in the District Court of Morris County, Texas, against Western Union Financial Services, Inc. (“Western Union”) (the “Sandoval action”) a wholly owned subsidiary of the Company. Plaintiffs claim that Western Union charges an undisclosed “commission” when it transmits consumers’ money by wire to Mexico, in that the exchange rate used in these transactions is less favorable than the exchange rate that Western Union receives when it trades dollars in the international money market. Plaintiffs assert that Western Union’s failure to disclose this “commission” in its advertising and in the transactions violates state law. Plaintiffs seek to recover the purported damage suffered by each class member.

As previously reported, on April 20, 1998, Plaintiffs Luis Pelayo and Oscar Perales brought a putative class action against Western Union Financial Services, Inc. in the United States District Court for the Northern District of Illinois (the “Pelayo action”). The Plaintiffs later amended the complaint to add the Company and its Orlandi Valuta and Orlandi Valuta Nacional subsidiaries as defendants. The Plaintiffs make allegations substantially similar to those made in the Sandoval action described above, except that the Plaintiffs purported to assert their action on behalf of a nationwide class of persons who sent money from the United States to Mexico through Western Union’s or Orlandi Valuta’s wire transfer services. Plaintiffs seek declaratory and injunctive relief, compensatory damages, treble damages, punitive damages, attorneys’ fees, prejudgment interest, and costs of suit.

As previously reported, on September 14, 1998, Plaintiff Raul Garcia filed a putative class action in the Superior Court of the State of California for the County of Los Angeles against, among others, the Company’s subsidiary, Western Union Financial Services, Inc. (the “Garcia” action). The Plaintiff asserts claims based on factual allegations similar to those made in the Sandoval action described above, except that the Plaintiff purported to assert the action on behalf of persons who sent money from California to Mexico. Plaintiff also asserts that Western Union has discriminated against persons who use Western Union to transmit money to Mexico, in that the difference between the exchange rate at which Western Union purchased Mexican pesos and the exchange rate provided by Western Union to its customers transmitting funds to Mexico is greater than the difference between the exchange rate at which Western Union purchased foreign currency and the exchange rate provided by Western Union to its customers transmitting funds to other countries. The Plaintiff seeks injunctive relief, imposition of a constructive trust, an accounting, restitution, compensatory and statutory damages alleged to be in excess of $500 million, statutory penalties in an amount of $1,000 for each offense, punitive damages, attorneys’ fees, prejudgment interest, and costs of suit.

As previously reported, on November 17, 1998, Plaintiffs Maria Rosa Ibarra, Rosa Maria Landin and Rigoberto Estrada brought a putative class action against the Company’s Orlandi Valuta subsidiary in the United States District Court for the Central District of California seeking compensatory damages, treble damages, injunctive relief, attorneys’ fees, and costs of suit.

Plaintiffs filed an amended complaint on January 29, 1999, naming the Company as an additional defendant. The claims are based on factual allegations similar to those made in the Sandoval action described above, except that the Plaintiffs purported to assert their action on behalf of a nationwide class of persons who sent money from the United States to Mexico through Orlandi Valuta’s wire transfer service and apparently on behalf of a statewide class. On May 3, 1999, the Court dismissed the federal statutory claims in the amended complaint, but not the state claims, and granted the Plaintiffs leave to amend the federal claims within 20 days.

As previously reported, on April 28, 1998, Plaintiff Raul Ross Pineda, individually and on behalf of all others similarly situated, filed a putative class action in the United States District Court for the Northern District of Illinois naming MoneyGram Payment Systems, Inc. as the defendant (the “Pineda action”). Integrated Payment Systems, Inc. (“IPS”), a subsidiary of the Company, subsequently was added as a defendant in that action. IPS operated an electronic money transfer service under the name “MoneyGram” prior to December 1996. The claims are based on factual allegations similar to those made in the Pelayo action described above. Mr. Pineda seeks declaratory and injunctive relief, damages in an amount to be proven at trial, treble damages, punitive damages, attorneys’ fees, and cost of suit.

The Court granted final approval of the proposed settlements reached by the parties in the Pelayo and Pineda actions and entered final judgements on December 21, 2000. In approving the settlements, the Court permanently enjoined the continued prosecution of the Garcia, Sandoval and Ibarra actions as well as the commencement of any new actions that assert any claims that were released or discharged by the settlements. Under the settlements, the Company established a charitable fund for the advancement of Mexican and Mexican-American causes in the amount of $4 million. Western Union also will issue coupons for discounts on future money transfer transactions to Mexico to its customers who transferred money from the U.S. to Mexico between January 1, 1987 and August 31, 1999. In addition, the Company will issue coupons for discounts on future Western Union transactions to customers who transferred money to Mexico from January 1, 1988 to December 10, 1996 using the MoneyGram service because MoneyGram was previously operated by a subsidiary of the Company. The settlements also include reasonable attorneys’ fees and costs as well as the costs of settlement notice and administration. On January 18, 2001, a number of the class members in the Pelayo action who objected to the settlement filed a notice of appeal from the final judgment in that action. On January 19, 2001, a similar notice of appeal was filed in the Pineda action by several of the class members who objected to the settlement in that action.

As previously reported, on January 11, 2000, Plaintiffs Julieta Amorsolo and Apolonio Ezequiel Viruel Torres brought a putative class action against First Data Corporation and its subsidiaries Western Union Financial Services, Inc. and Orlandi Valuta in the Superior Court of the State of California for the County of Los Angeles. The putative class consists of those persons who have used Western Union’s or Orlandi Valuta’s services after August 31, 1999 to transmit money from California to Mexico, or who have used the Western Union money transfer service to transmit money from California to Mexico and have opted out of the nationwide settlement in the Pelayo Action. Plaintiffs assert claims based on actual allegations similar to those made in the Sandoval action described above and seek injunctive relief, imposition of a constructive trust, an accounting, restitution, compensatory and statutory damages alleged to be in excess of $500 million, statutory penalties in an amount of $1,000 for each offense, punitive damages, attorneys’ fees, prejudgment interest, and costs of suit. The Company intends to vigorously defend this action.

As previously reported, on January 19, 2001, Plaintiff Ann Cruz filed a putative class action in the United States District Court for the Eastern District of New York against the Company and its subsidiary, Western Union Financial Services, Inc., asserting claims on behalf of a putative worldwide class (excluding those consumers who were members of the class certified by the U.S. District Court for the Northern District of Illinois in the Pelayo action). Ms. Cruz claims that the Company and Western Union impose an undisclosed “charge” when they transmit consumers’ money by wire to international locations, in that the exchange rate used in these transactions is less favorable than the exchange rate that Western Union receives when it trades currency in the international money market. Plaintiff further asserts that Western Union’s failure to disclose this “charge” in the transactions violates 18 U.S.C. section 1961 et seq. and state deceptive trade practices statutes, and also asserts claims for civil conspiracy. Plaintiff seeks injunctive relief, compensatory damages in an amount to be proven at trial, treble damages, punitive damages, attorney’s fees, and costs of suit. The Company intends to vigorously defend this action.

The Office of Inspector General of the District of Columbia (the “OIG”) and the United States Attorney’s office for the District of Columbia are conducting a review of alleged overpayments to Medicaid recipients from 1993 to 1996. During that time period, First Health Services Corporation (“First Health”) acted as the fiscal intermediary for the program. The OIG has issued a report that alleges that First Health improperly allowed Medicaid payments to be made to ineligible recipients. In May 1997, the Company sold its interest in First Health to First Health Group Corp. and agreed to indemnify First Health Group Corp. for certain amounts. If the matter is not settled, any litigation may include a claim for treble damages. The Company is working actively with First Health to respond to the OIG allegations.

From time to time the Company is involved in various other litigation matters arising in the ordinary course of its business, none of which management believes, either individually or in the aggregate, currently is material to the Company.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The principal market for the Company’s common stock is the New York Stock Exchange (“NYSE”). The following table sets forth, for the indicated calendar periods, the reported intraday high and low sales prices of the common stock on the NYSE Composite Tape and the cash dividends per share of common stock. At February 15, 2001, the registrant had 2,966 common stockholders of record.

2001	High	Low	Dividend
First Quarter	$64.10	$49.75	$0.02
Second Quarter	68.85	57.50	0.02
Third Quarter	72.25	52.65	0.02
Fourth Quarter	80.20	54.78	0.02

2000
First Quarter	$54.25	$40.125	$0.02
Second Quarter	57.6875	38.9375	0.02
Third Quarter	51.25	36.9375	0.02
Fourth Quarter	55.6875	37.1875	0.02

The timing and amount of future dividends will be (i) dependent upon the Company’s results of operations, financial condition, cash requirements and other relevant factors, (ii) subject to the discretion of the Board of Directors of the Company, and (iii) payable only out of the Company’s surplus or current net profits in accordance with the General Corporation Law of the State of Delaware.

ITEM 6.    SELECTED FINANCIAL AND OPERATING DATA

The following data should be read in conjunction with the consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations included elsewhere in this annual report.

The notes to the consolidated financial statements contain additional information about various acquisitions (accounted for as purchases) and dispositions, which affect the comparability of information presented. Certain prior years’ amounts have been restated to conform to the current year’s presentation.

	Year Ended December 31,
	2001		2000		1999		1998		1997

	(in millions, except share amounts or otherwise noted)
Income statement data:
Revenues	$6,450.8		$5,705.2		$5,479.9	(a)	$5,047.1		$5,198.9
Expenses	5,239.4	(b)	4,396.9	(b)	3,654.5	(b)	4,335.2	(b)	4,492.5	(b)

Income before cumulative effect of a change in accounting principle and income taxes	1,211.4		1,308.3		1,825.4		711.9		706.4
Income taxes	336.8		378.7		625.7		246.2		349.7

Income before cumulative effect of a change in accounting principle	874.6		929.6		1,199.7		465.7		356.7
Cumulative effect of a change in accounting principle, net of $1.6 income tax benefit	(2.7	)(c)	—		—		—		—

Net income	$871.9		$929.6		$1,199.7		$465.7		$356.7

Depreciation and amortization	$638.4		$588.8		$617.8		$591.1		$534.2
Per share data:
Earnings per share – basic	$2.24	(b)	$2.28	(b)	$2.81	(b)	$1.05	(b)	$0.81	(b)
Earnings per share – diluted	2.20	(b)	2.25	(b)	2.76	(b)	1.04	(b)	0.79	(b)
Cash dividends per share	0.08		0.08		0.08		0.08		0.08
Balance sheet data (at year-end):
Total assets	$21,912.2		$17,295.1		$17,004.8		$16,587.0		$15,315.2
Settlement assets	13,166.9		9,816.6		9,585.6		9,758.0		8,364.7
Total liabilities	18,392.3		13,567.4		13,097.1		12,831.1		11,657.9
Settlement obligations	13,100.6		9,773.2		9,694.6		9,617.0		8,249.8
Borrowings	2,517.3		1,780.0		1,528.1		1,521.7		1,750.7
Convertible debt	584.8		50.0		50.0		50.0		—
Total stockholders’ equity	3,519.9		3,727.7		3,907.7		3,755.9		3,657.3
Summary operating data:
At year-end—Card accounts on file (in millions)	312.2		309.9		259.8		211.9		180.4
For the year—North America Merchant dollar volume (in billions)	$491.1	(d)	$451.7	(d)	$328.3	(e)	$252.2	(e)	$216.0	(e)
North America Merchant transactions (in billions)	8.8	(d)	8.0	(d)	6.4	(e)	5.0	(e)	4.6	(e)
Money Transfer transactions (in millions)	108.8		88.9		73.5		61.4		47.8

(a)	Includes a $19.8 million gain recognized upon the merger exchange of Excite@Home stock for iMall stock in which FDC held an 11% ownership interest.

(b)
Includes restructuring, business divestiture, litigation, provision for loss on contract and impairment items: A net loss of $184.8 million pre-tax ($119.1 million after tax, or $0.29 loss per share) for 2001; a net benefit of $71.3 million pre-tax ($46.0 million after tax, or $0.11 benefit per share) for 2000; a net benefit of $715.8 million pre-tax ($417.6 million after tax, or $0.96 benefit per share, $0.99 benefit per share including the iMall gain discussed above) for 1999; a net charge of $319.1 million pre-tax, ($231.5 million after tax, or $0.52 loss per share) for 1998 (including a provision for termination of a card processing agreement); and a net charge of $369.3 million ($333.9 million after tax, or $0.72 loss per share) for 1997.

(c)
Represents the transition adjustment for the adoption of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended January 1, 2001.

(d)
North America merchant dollar volume includes Visa and MasterCard credit and off-line debit and on-line debit at the point-of-sale. North America merchant transactions includes Visa and MasterCard credit and off-line debit, processed-only customer transactions and on-line debit at the point-of-sale.

(e)	Includes Visa and MasterCard volume only from alliances and managed accounts.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

First Data Corporation (“FDC” or “the Company”) operates in four business segments: payment services, merchant services, card issuing services and emerging payments. Payment services primarily includes Western Union, Integrated Payment Systems (“IPS”), and Orlandi Valuta companies and is the leading provider of nonbank domestic and international money transfer and payment services to consumers and commercial entities, including money transfer, official check and money order services. Merchant services is comprised primarily of First Data Merchant Services (“FDMS”), TeleCheck, NYCE Corporation (“NYCE”), TASQ Technologies, Inc. (“TASQ”) and First Data Financial Services. This segment provides merchants with credit and debit card transaction processing services, including authorization, transaction capture, settlement, Internet–based transaction processing, check verification and guarantee services. The segment also provides processing services to debit card issuers and operates an automated teller machine network. Card issuing services, including First Data Resources, First Data Europe, First Data Solutions and PaySys International, Inc. (“PaySys”), primarily encompasses domestic and international card processing services. This segment provides a comprehensive line of processing and related services to financial institutions issuing credit and debit cards and to issuers of oil and private label credit cards, including information–based products for enhanced decision making and marketing. The emerging payments segment, created in the third quarter of 2000, consists of eONE Global (“eONE”), a leader in identifying, commercializing and operating emerging payment technologies that support Internet and wireless payment products. The remainder of the Company’s business units are grouped in the “all other and corporate” category, which includes Teleservices, Call Interactive, Achex, Inc. and Corporate operations.

FDC considers strategic investment and acquisition opportunities as well as divestitures. Acquisitions supplement FDC’s internal efforts to access new markets and client groups, while divestitures have been completed for business units lacking sufficient financial prospects or for units not enhancing the Company’s transaction processing competencies. No assurance can be given with respect to the timing, likelihood or the financial or business effect of any possible acquisitions or divestitures.

Significant Developments

In 2001, the Company continued to emphasize its three principal business segments: payment services, merchant services and card issuing services. The Company is focused on revenue growth, cost management and execution of core strategies. FDC also continues to seek Internet growth opportunities in these core segments as well as in its fourth segment, emerging payments.

In the payment services segment, Western Union International signed agreements with various organizations in India, China, Thailand, South Korea, Yugoslavia and the Ukraine. Domestically, Western Union signed agreements with 7-Eleven to offer automated money transfer services to potentially 5,000 new locations, with Rite-Aid which has opened approximately 1,700 money transfer locations during 2001, and with Publix supermarkets to increase its presence throughout the Southeast United States with 650 new locations. These agreements and other agreements signed in 2001 are expected to add approximately 30,000 new agent locations by the end of 2003. Additionally, Western Union and Orlandi Valuta signed agreements with Banco Nacional de México, S.A. (Banamex CitiGroup) in 2001, for Banamex CitiGroup to become an agent in Mexico for consumer money transfers. As Mexico’s leading bank, Banamex CitiGroup is now offering these services at approximately 1,700 branch and retail locations.

In January 2002, Western Union acquired a 25% interest in Varvias, the Company’s primary agent in Greece with nearly 600 locations. In December 2001, the Company acquired Gift Card Services, Inc., a provider of gift card solutions that complements the Company’s stored-value business, ValueLink. In March 2001, Western Union acquired a 23% equity interest in its money transfer agent FEXCO, one of Ireland’s largest financial services companies, expanding its opportunities in the European market through its channel of nearly 4,200 agents in five countries. In January 2001, Western Union acquired Bidpay.com, Inc., a provider of web-based payment services to online auction markets.

In the merchant services segment, the Company acquired the remaining 50% ownership interest in Cardservice International, Inc. (“CSI”) in December 2001. Revenues and expenses have been restated to the beginning of 2001 to reflect CSI, which was previously accounted for under the equity method of accounting, as a consolidated subsidiary for the full year. In August 2001, the Company acquired a 64% interest in NYCE, which services 48 million debit cardholders through 44,000 ATMs and 270,000 point-of-sale locations. The acquisition provides the Company with opportunities in the on-line point-of-sale debit market and adds to the Company’s existing position in the ATM market.

Merchant services formed an alliance with Deutsche Postbank, a subsidiary of the German postal service, in June 2001. This relationship will expand merchant services’ international presence through electronic financial services such as online banking services and web hosting. Merchant services also successfully completed the largest merchant conversion to its platform, moving approximately 120,000 Paymentech alliance merchants in the third quarter of 2001. Also, in March 2001, the Company acquired a majority interest in TASQ, an industry leader in point-of-sale (POS) technologies that will complement First Data Merchant Services’ POS deployment operations.

In the card issuing services segment, the Company announced a number of significant agreements that will positively affect the Company’s financial performance in 2002 and beyond. In January 2002, the Company announced an agreement to process more than 3 million cardholder accounts that JP Morgan Chase recently acquired from Providian Master Trust. Those accounts will convert around mid-year 2002. Additionally, the Company announced that it had signed a new multi-year contract with Citi Commerce Solutions (“Citi”), Citibank Cards’ private-label credit card division, to handle processing and ancillary services for all of Citi’s current private-label accounts in the U.S. and Canada.

In April 2001, card issuing services acquired PaySys, which provides card processing software in more than 35 countries for bank, retail, and private label cards. Also, in March 2001, card issuing services entered into a joint venture and formed Nihon Card Processing Co., Ltd., the first company in Japan to provide third-party credit card processing services. With respect to the Company’s U.K. card processing business (“First Data Europe”), card issuing services deconverted the Royal Bank of Scotland (“RBS”) in the second and third quarter of 2001.

In the emerging payments segment, eONE completed the acquisition of Brokat A.G.’s mobile commerce business unit in November 2001. Now named Encorus Technologies, the third operating unit of eONE has commenced efforts in Europe to facilitate mobile payments through a global standard. eONE also announced alliances with Verisign and IBM during 2001. eONE will partner with Verisign to co-market products and to develop solutions to increase secure payment options in business-to-business and business-to-consumer marketplaces. IBM’s global sales force will market and sell the business-to-business eProcurement solution and govONE Solutions’ payment services to enterprises, trading networks, financial institutions and merchants.

In March 2001, eONE launched govONE Solutions, combining CashTax with the acquired transaction processing business of govWorks to augment payment solutions for local, state and federal governmental entities. In August 2001, the Company acquired the assets of Taxware International, Inc. (“Taxware”), a leading provider of worldwide commercial tax compliance systems, thereby enhancing govONE Solutions by adding transaction tax capabilities.

In July 2001, the Company acquired Achex, Inc., an online payments provider. The acquisition provides FDC with a new Internet technology infrastructure that will integrate with many of its online payment services, offering new merchant integration capabilities and expanding the Company’s Internet payments presence.

In the second quarter of 2001, FDC announced the launch of First Data Net, a proprietary payment system that maximizes the efficiency and speed of payment processing for card issuers and the Company’s 2.8 million merchant locations.

FDC is a market leader in its three major segments: payment services, merchant services and card issuing services. The Company continues to focus on enhancing these core business areas and to assess how best to serve its customer base as well as pursue opportunities to expand its emerging payment businesses. Among the actions the Company believes are necessary to continue its leadership position is a focused effort to expand internationally, develop new products and services and to enhance its processing platforms in response to Company growth, client requirements, changing technology and expanding e-commerce initiatives. The Company also will continue to streamline operations and reduce costs. Additionally, the Company continues to upgrade its business continuity plans to reflect new systems and platforms developed to support these actions and continues to enhance security around its systems and facilities.

Results of Operations

2001 Compared with 2000

The Company derives revenues in each of its reportable segments principally based on the number of transactions processed, a percentage of dollar volume processed, accounts on file or some combination thereof. Total revenues in 2001 increased 13% to $6.5 billion compared to $5.7 billion in 2000. Excluding the impact of divested and discontinued businesses, the Company’s growth rate in revenues over 2000 was 14%. Approximately one-half of this growth rate was attributable to business acquisitions, which primarily were in the merchant services segment.

Product sales and other revenues increased 112% from $141.0 million in 2000 to $299.0 million. The majority of the increase was attributable to acquisitions in 2001.

Consolidated operating expenses for 2001 increased 10% to $3.9 billion from $3.5 billion in 2000. Increases in operating expenses primarily were due to the acquisitions of NYCE, CSI, TASQ, and PaySys and business growth that were partially offset by benefits realized from cost reduction initiatives. Operating expenses as a percent of revenue decreased 1.7 percentage points in 2001 as compared to 2000 to 59.7% from 61.4%.

Selling, general and administrative expenses increased 25% to $1.1 billion in 2001 compared to $867.3 million for 2000. As a percentage of revenue, selling, general and administrative expenses increased 1.6 percentage points to 16.8% for 2001. The increase as a percentage of revenues is primarily attributable to consolidating the results of CSI, which has its own sales force. The majority of merchant services’ sales force resides within the merchant alliances, most of which are accounted for under the equity method. The dollar increase also reflects other acquisitions noted above, increased employee costs, proportionate advertising and promotion spending in relation to revenues and spending on corporate initiatives.

Interest expense increased 21% to $119.6 million in 2001 from $99.2 million in 2000. The increase is principally due to a 69% overall increase in average debt balances, offset by significantly lower interest rates.

FDC’s full year effective tax rate for 2001 was 27.8%, compared to 29.0% in 2000. Excluding the impact of restructuring, business divestitures, and other nonrecurring items, the effective tax rate increased 0.3 percentage points to 28.9% in 2001 compared to 28.6% in 2000.

Net income of $871.9 million was down from $929.6 million in 2000. Excluding divested and discontinued businesses and nonrecurring items, net income increased 13% to $1,001.0 million from $888.3 million in 2000. The increase primarily was the result of revenue growth and strong margins in the combined core businesses, and the impact of significant cost reduction initiatives. Diluted earnings per share (“EPS”) decreased 2% to $2.20 in 2001 compared to $2.25 in 2000. Excluding the impact of divested and discontinued businesses and nonrecurring items, diluted EPS increased 17% to $2.52 compared to $2.15 in 2000.

Payment Services

Total revenues in the payment services segment increased by 17% (on a pre-tax equivalent basis) to $2.7 billion in 2001 from $2.3 billion in 2000. The increase in revenues reflects continuing strong underlying volume increases in worldwide money transfer transactions, which increased by 22% to 109 million in 2001. Revenue for international money transfers (a transfer either sent to or received from an international location other than Mexico) grew 32% (34% after adjusting for the weaker euro) with money transfer transaction growth of 43%. Domestic money transfer transactions, including Quick Collect, grew by over 10% in 2001. Western Union continues to achieve market penetration with a 19% increase in agent locations to nearly 120,000 agent locations in 186 countries and territories as of December 31, 2001. Additionally, the segment’s stored-value card business contributed to the growth.

Operating profits for 2001 grew 20% over 2000, from $684.1 million to $818.1 million. As a percentage of revenue, operating profits increased from 29.5% in 2000 to 30.2% in 2001. The segment continued to gain operating leverage on fixed expenses through cost efficiencies, which were partially offset by price reductions in certain markets and increased promotional and advertising spending.

Western Union’s revenue growth is driven by its worldwide network of roughly 15,000 “corridors” – country-to-country money-transfer pairs. Within these corridors, immigration patterns, regulations, economic conditions, competition and other factors can impact both transactions and revenues.

In response to the events of September 11, 2001, certain governmental agencies are considering additional regulations related to money transfer and money order transactions. The Company is working with these agencies to develop effective regulations. Unexpectedly onerous regulations could have an adverse effect on both revenues and profits.

Merchant Services

Revenues in the merchant services segment grew 27% to $2.3 billion in 2001 from $1.8 billion in 2000. Revenue growth was driven by growth in dollar volume and transactions processed; an increase in revenue from the gaming merchant alliance; royalty payments; the acquisitions of a majority ownership interest in TASQ and NYCE, in March and August 2001, respectively; and the acquisition of the remaining 50% ownership interest in CSI in December 2001, and the consolidation of its results retroactive to the beginning of the year. Acquisitions completed in 2001 accounted for the majority of the segment’s revenue growth. North America merchant dollar volume and transactions grew 9% to $491.1 billion and 10% to 8.8 billion, respectively.

Operating profits increased 15% to $591.2 million for 2001 from $516.3 million for 2000. Operating profits grew slower than revenues for the year ended December 31, 2001. This is attributed to acquisitions, where synergies are expected to begin to take place in 2002, the minority interest expense associated with NYCE and CSI and an increase in uncollectible guaranteed checks in the TeleCheck business. The merchant services segment continues to experience benefits from the continuation of cost reduction initiatives.

The merchant services segment is the least insulated segment from economic slow downs as its revenue is driven by transactions processed, and to a lesser degree, dollar volume processed; a downturn in the economy could reduce both and negatively impact the financial performance of this segment. However, the Company continues to experience a shift in payment methods from cash and check to electronic and card based payments. This continuing shift is expected to partially offset the effects of an economic slowdown.

The merchant services segment experienced increased merchant related credit losses during 2001. These credit losses were largely associated with the travel industry, which has suffered a downturn since the events of September 11th and the bankruptcy of certain Internet merchants. See additional discussion regarding credit losses in the “Critical Accounting Policies” section of MD&A. Any future catastrophic event or significant economic downturn could impact merchant credit quality, transaction volumes and/or revenues.

Internet commerce, international expansion, and an increased number of debit transactions present growth opportunities for the merchant services segment. While Internet commerce, international transactions, and debit transactions currently account for a small portion of the segment’s transactions, they are growing rapidly. The Company will continue to enhance credit and fraud detection systems to address the risks attributed to Internet commerce. Key elements of FDC’s strategy in the merchant services segment involve its joint venture alliances with its bank partners and implementation of international, debit and Internet commerce initiatives. Each joint venture alliance requires successful management of the relationship between the Company and the bank partner in that alliance. The alliance strategy could be negatively affected by further consolidation among financial institutions.

Card Issuing Services

Total revenues in the card issuing services segment remained relatively flat at $1.5 billion (an increase of approximately 1%) compared to 2000. Contract termination fees, the acceleration of new product revenue, and the addition of PaySys, helped maintain revenue at the same level. Card accounts on file as of December 31, 2001 were over 312 million, an increase of 1% over the prior year. The Company has a pipeline of nearly 70 million retail, debit and bankcards to be converted, with most scheduled to be converted in 2002 and 2003.

During 2001, the Company delivered on interim milestones for system redesign initiatives and met all related objectives. Clients are already realizing benefits associated with the system design and enhancement efforts implemented in the current year. Delay in system development scheduled for delivery in 2002 could postpone certain conversions scheduled for the third quarter of 2002 and might impact the continuation of performance on certain significant contracts, resulting in penalty payments and other potential remedies for these customers. Management expects to invest an incremental 3-5% of card issuing services revenues into this system design and enhancement effort, which is expected to be substantially completed in 2003.

Consolidation among financial institutions has led to an increasingly concentrated client base, which results in a changing client mix towards larger, highly sophisticated customers. The effects of client mix, and the card type mix shifting more heavily towards retail versus bankcards, will most likely cause revenues to grow more slowly than accounts on file.

Operating profit for the card issuing services segment increased 13% to $346.6 million in 2001 from $307.1 million in 2000. The increase in operating profit is largely attributable to contract termination fees. The negative impact of client and card mix noted above was offset by cost savings from six sigma initiatives, as well as workforce reductions in 2000 and productivity improvements.

Emerging Payments

Revenues for the emerging payments segment increased 21% to $90.8 million in 2001 from $74.9 million in 2000. The increase in revenue is mainly attributable to govONE Solutions’ August 2001 acquisition of Taxware and investment income.

The full year operating loss was $11.8 million for 2001 compared to a profit of $5.3 million for 2000. The increased spending in 2001 over 2000 primarily reflects the establishment of a core management team, the operating losses of Encorus Technologies, and increased spending on e-commerce initiatives.

All Other and Corporate

Revenues from other operations decreased 33% from 2000 to $106.4 million. The decrease was attributed to the loss of a significant contract at Teleservices in the fourth quarter of 2000.

Operating losses increased in 2001 from a $15.2 million loss in 2000 to a $40.8 million loss for 2001. The increase in the operating loss is mainly attributable to increased spending on certain corporate initiatives, the loss of a significant contract at Teleservices, spending on the development of MoneyZap and operating losses relating to Achex, Inc. which was acquired in July 2001.

Restructuring, Business Divestitures, Impairment and Litigation

During 2001, the Company incurred restructuring charges of $26.8 million; $8.8 million related to payment services, $12.2 million related to merchant services, $2.8 million related to card issuing services, $1.1 million related to emerging payments and $1.9 million related to all other and corporate. These charges were comprised of severance totaling $24.0 million and $2.8 million related to losses on lease terminations and a customer contract. Severance charges resulted from the termination of approximately 790 employees, representing approximately 3% of the Company’s workforce, due to the reorganization of various departments and the shutdown of certain facilities. These restructuring activities resulted in cost savings of approximately $16 million in 2001. The full amount of the annualized savings is approximately $24 million. Offsetting these charges were prior period restructuring reserve reversals, resulting from changes in estimates, totaling $6.7 million. The Company discontinued a collection business, which resulted in the Company recording a pre-tax loss of $11.4 million in the second quarter 2001 relating to the closure. The charge included $4.1 million for employee severance, $2.6 million for facility exit costs and an asset impairment charge of $4.7 million.

In addition, the Company also recorded asset impairment charges of $192.9 million for the year ended December 31, 2001. These asset impairment charges consisted of a $142.8 million write-down of the Company’s investment in CheckFree Corporation (“CheckFree”) and a $50.1 million write-down of other investments, assets and goodwill, primarily related to investments in Excite@Home, e-commerce businesses and the SkyTeller business. The investment write-downs were based on declines in market value that were considered other than temporary.

Also, the Company reversed various divestiture reserves totaling $39.6 million, due to the expiration of certain contractual indemnification provisions. These reversals related primarily to the divestiture of Investor Services Group, which was sold in the fourth quarter of 1999.

The net total effect of all the 2001 restructuring, business divestitures, litigation and impairment items was a pre-tax loss of $184.8 million and an after-tax loss of $119.1 million, or $(0.29) per share.

Results of Operations

2000 Compared with 1999

Total revenues in 2000 increased 4% to $5.7 billion, compared with $5.5 billion in 1999. Excluding the impact of business divestitures, the Company’s growth rate in revenues over 1999 (excluding the effects of the iMall/Excite@Home merger related gain) was 13%.

Product sales and other revenues increased 6% from $132.9 million in 1999 to $141.0 million. This increase is primarily due to an increase in incentive payments received from a partner in a previously formed merchant alliance and royalty payments.

Consolidated operating expenses for 2000 remained relatively flat at $3.5 billion (an increase of approximately 1%) compared to 1999. Increases in operating expenses primarily were due to the consolidation of a merchant alliance in 2000 upon obtaining a controlling interest in such alliance and increased business activities which were substantially offset by decreases due to business divestitures, reduced Y2K readiness expense and benefits realized from cost management initiatives. As a result, operating expenses as a percent of revenue decreased in 2000 as compared to 1999.

Selling, general and administrative expenses increased 9% to $867.3 million in 2000 compared to $794.2 million for 1999. As a percentage of revenue from continuing operations, selling, general and administrative expenses were relatively flat, 15.2% for 2000 compared to 14.5% for 1999. The dollar increase primarily reflects increased employee costs, advertising and promotion spending and the consolidation of a merchant alliance in 2000 due to the Company obtaining a controlling interest. These increases were partially offset by the impact of business divestitures.

Interest expense decreased 4% to $99.2 million in 2000 from $103.8 million in 1999. The decrease is principally due to overall reductions in average debt balances funded by strong cash flow from operations and the proceeds from the sale of Investor Services Group (“ISG”) in the fourth quarter of 1999.

FDC’s full year effective tax rate for 2000 was 29.0%, compared to 34.3% in 1999. Excluding the impact of restructuring, business divestitures, and other nonrecurring items, the effective tax rate decreased 0.8 percentage points to 28.6% in 2000 compared to 29.4% in 1999.

Net income of $929.6 million was down from $1,199.7 million in 1999. Excluding restructuring, business divestitures and other nonrecurring items, net income increased 15% to $883.6 million from $769.9 million in 1999. The increase was primarily the result of revenue growth and margin improvements in the combined core businesses, driven primarily by strong volume trends and the impact of significant cost management initiatives. Diluted earnings per share (“EPS”) decreased 18% to $2.25 in 2000 compared to $2.76 in 1999. Excluding the impact of restructuring, business divestitures and other nonrecurring items, diluted EPS increased 21% to $2.14 compared to $1.77 in 1999.

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

Merchant Services

Revenues in the merchant services segment grew 18% to $1.8 billion in 2000 compared to $1.5 billion for 1999. Revenues were impacted positively by FDC gaining a controlling interest in one of the Company’s merchant alliances in the third quarter of 2000, partially offset by the deconsolidation of one of the Company’s merchant alliances in the first quarter of 2000. Results for 2000 have been adjusted to reflect the consolidation of the alliance for the full year. North America merchant dollar volume grew 38%, adjusted for off-line and on-line debit at the point of sale in 2000, (22% adjusted for Paymentech [acquired in July 1999] and Norwest [contributed to the Wells Fargo alliance in January 2000]) over 1999 to $452 billion in 2000. Revenue growth was driven by growth in the dollar volume and transactions processed. Revenues grew more slowly than dollar volume processed because the increased dollar volume also includes volume of the Company’s alliances, which generally are accounted for under the equity method of accounting.

Operating profits increased 26% to $516.3 million for 2000 from $410.8 million for 1999. This improvement is reflective of strong volume and increased margins due to the impact of significant cost reduction initiatives and a significant decrease related to Y2K spending.

Key elements of FDC’s strategy in the merchant services segment involve its joint venture alliances with its bank partners and implementation of International, debit and Internet commerce initiatives. Each joint venture alliance requires successful management of the relationship between the Company and the bank partner in that alliance. The alliance strategy could be affected by further consolidation among financial institutions. Merchant services expects that the shift from cash and check transactions to electronic and card transactions will continue to benefit the alliances’ internal growth. Internet commerce also presents a growth opportunity for the merchant services segment. While Internet commerce currently accounts for a small portion of the segment’s transactions, it is growing rapidly.

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

Due to the adoption of SAB 101 in 2000, card issuing services revenues and operating expenses each were reduced by $32.9 million and $59.9 million for 2000 and 1999, respectively, to reflect certain transactions on a net versus gross basis.

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

Emerging Payments

Revenues for the emerging payments segment were $74.9 million and $70.9 million for 2000 and 1999, respectively, representing revenues of the CashTax operating company that was contributed to the eONE Global venture.

The full year operating profit was $5.3 million for 2000 and $11.2 million for 1999. Results primarily reflect operating profits of CashTax offset by increased spending on e-commerce initiatives in 2000 over 1999.

All Other and Corporate

Revenues from other operations decreased 35% from 1999 to $159.1 million. Excluding the iMall/Excite@Home gain (discussed below), revenue declined 29%. Much of the decrease was attributed to price and volume declines and the loss of a significant contract at Call Interactive and Teleservices, respectively.

Operating profits decreased in 2000 from $41.9 million profit in 1999 to a $15.2 million loss for 2000. This decline resulted from lower revenues from several operating units, the discontinuance of a significant contract and increased spending on certain corporate initiatives.

Restructuring, Business Divestitures, Litigation and Impairment

During 2000, the Company incurred net restructuring charges of $75.9 million; $2.6 million related to payment services, $69.6 million related to card issuing services and $3.7 million related to all other and corporate. The charges represent net facility closure costs of $5.7 million and severance accruals of $70.2 million for approximately 3,800 employees resulting from the downsizing of certain operations. These restructuring activities resulted in cost savings of approximately $40 million in 2000. The full amount of the annualized savings is expected to be approximately $85 million with realization expected to commence in the third quarter of 2001. These cost savings are expected to be substantially offset by reductions in revenues attributable to the planned 2001 deconversion of RBS accounts by First Data Europe.

In January 2000, the Company completed the sale of its Hogan Information Services business unit to Dolan Media Company for cash proceeds of $30.5 million. As a result of this transaction and the sale of another small business, the Company recognized a gain totaling $5.4 million in 2000.

In August 2000, the Company accrued $12.0 million based on the preliminary settlement of a pending lawsuit.

In September 2000, the Company signed a letter of intent to sell a small subsidiary and, as a result, recorded an impairment charge of approximately $5.4 million. In addition, the Company recorded a $2.8 million asset impairment charge related to a customer contract. During 2000 the Company also recorded a benefit of $9.6 million related to the true-up of certain previously recorded divestiture-related accruals (reported on the “Restructuring, Business Divestitures, Litigation and Impairment” line on the Consolidated Statements of Income). Restructuring, merger and divestiture accruals are reviewed each period. As with the above, balances in excess of anticipated requirements are reversed through the same Statement of Income caption in which they were originally recorded.

Also in September 2000, the Company completed the sale of its interest in TransPoint LLC to CheckFree. As a result of this transaction, FDC recognized a pre-tax gain of $186.0 million.

The Company wrote-down its investment in Excite@Home by recording a non-cash $33.6 million charge at year-end. This investment arose from the 1999 merger-related exchange of the Company’s investment in iMall shares for Excite@Home shares which resulted in a non-cash $19.8 million gain.

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

In May 1999, the Company announced that its Western Union business unit received preliminary approval for a proposed settlement of all claims in several class action lawsuits pertaining to the Company’s U.S.-to-Mexico money transfer business. Under the terms of the proposed settlement, FDC will establish a charitable fund for the advancement of Mexican and Mexican-American causes in the amount of $4 million. In addition, Western Union will issue discount coupons to its customers who transferred money to Mexico from January 1, 1987 to August 31, 1999. FDC recorded a charge of $36.1 million in 1999 to reflect legal fees, the charitable fund and other outside administrative costs in connection with the settlement. Future discounts related to coupon redemption will be recorded as incurred. At December 31, 1999, 2000 and 2001, the remaining accrual was $22.5 million, $18.3 million and $19.5 million, respectively.

In September 1999, the Company recorded a loss of $13.5 million related to the termination of a joint venture. The charge consisted of severance accruals for approximately 60 employees of $7.0 million and other accrued exit costs (primarily a termination fee) of approximately $6.5 million. At December 31, 1999, the remaining accrual was $0.8 million and at December 31, 2000 it was $1.0 million. The accrual was fully utilized during 2001.

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

In 1999, the Company recorded a benefit of $21.6 million resulting from the reversal of restructuring, merger and divestiture accruals (reported on the “Restructuring, Business Divestitures, Litigation and Impairment” line on the Consolidated Statements of Income). Restructuring, merger and divestiture accruals are reviewed each period. As with the above, balances in excess of anticipated requirements are reversed through the same Statement of Income caption in which they were originally recorded. In 1999, the reversals resulted from favorable resolution of contingencies and changes in facts and circumstances.

The net total effect of all the 1999 business divestitures, litigation and impairment items was a benefit of $715.8 million on pre-tax profit and $417.6 million on after-tax profit, or $0.96 per share.

Economic Fluctuations

Although FDC cannot precisely determine the impact of inflation on its operations, the Company does not believe that it has been significantly affected by inflation. For the most part, the Company has looked to operating efficiencies from scale and technology, as well as decreases in technology and communication costs to offset increased costs of employee compensation and other operating expenses. In addition, a portion of FDC’s service revenues are based on a percentage of dollar volume processed, partially insulating operating margins on these services from the effects of inflation.

FDC’s business is somewhat insulated from economic fluctuations due to recurring service revenues from long–term relationships. The merchant services segment is the least insulated segment from economic slowdowns as its revenue is driven by transactions processed, and to a lesser degree, dollar volume processed; a downturn of the economy could reduce both and negatively impact the financial performance of this segment. However, the Company continues to experience a shift in payment methods from cash and check to electronic and card based payments. This continuing shift is expected to partially offset the effects of an economic slowdown. An economic slowdown also might cause an increase in merchant credit deterioration that could pose a further financial risk for this segment. The Company actively monitors merchant credit status and manages merchant credit risk pursuant to established policies and procedures, which include obtaining collateral from certain merchants. Any future catastrophic event, similar to the events of September 11, 2001, also could impact merchant credit quality, transaction volumes and/or revenues.

Payment Services is exposed to credit risk with its agents and investments in its settlement asset portfolio. Agent credit risk results when an agent does not or is unable to remit funds to the Company. The Company has processes in place to monitor its agents’ financial condition and performance to limit its exposure. Agents identified as high risk are more closely monitored. In certain instances, the Company obtains collateral from agents to mitigate credit exposure.

Payment Services also manages an investment portfolio associated with its settlement assets. These investments are of a fiduciary nature and are managed under the tight constraints of state banking regulations which require that these assets be invested in high quality investments carrying a single-A or better credit rating from S&P or Moody’s. Periodically the Company’s Investment Committee will review the quality of the portfolio taking into account any potential effect of a weakening economy. The Company will sell certain investments to reposition the profile of the portfolio as it pertains to attributes such as credit quality, sector and asset/liability management objectives. In light of the cautious economic outlook in 2001, additional emphasis was placed on further upgrading the credit portfolio to insulate it from the impacts of potential credit rating downgrades. At December 31, 2001, 99% of the payment services portfolio was invested in AA or above rated securities.

Portions of the Company’s businesses are seasonal. FDC’s revenues and earnings are favorably affected by increased card and check volume during the holiday shopping period in the fourth quarter and, to a lesser extent, during the back–to–school buying period in the third quarter.

Forward–Looking Statements

The Company has a long–term objective to achieve growth in revenues and earnings per share of 14% – 17% per year, compounded. Acquisitions are an important part of the Company’s growth strategy. Included in the Company’s long-term objective is the impact of acquisitions, which are expected to contribute several percentage points to its compounded growth rate over time, although such acquisition growth may not come equally in each year.

The Company expects to deliver earnings per share in 2002 in the range of $3.24 to $3.33. This range reflects the cessation of goodwill amortization effective January 1, 2002, such amortization amounted to $0.30 for the year ended December 31, 2001. In connection with the Company’s earnings per share projection for 2002, management of the Company undertakes to update the projection at any time management has determined that the projection is materially inaccurate. The Company does not undertake to update, and does not intend to comment on, segment-level projections during the year.

All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties that could cause actual events or results to differ materially from those projected. Important factors upon which the Company’s forward-looking statements are premised include: (a) continued growth at rates approximating recent levels for card–based payment transactions, consumer money transfer transactions and other product markets; (b) successful conversions under service contracts with major clients; (c) renewal of material contracts in the Company’s business units consistent with past experience; (d) timely, successful and cost-effective implementation of processing systems to provide new products, improved functionality and increased efficiencies particularly in the card issuing services segment; (e) successful and timely integration of significant businesses and technologies acquired by the Company and realization of anticipated synergies; (f) continuing development and maintenance of appropriate business continuity plans for the Company’s processing systems based on the needs and risks relative to each such system; (g) absence of consolidation among client financial institutions or other client groups which has a significant impact on FDC client relationships and no material loss of business from significant customers of the Company; (h) achieving planned revenue growth throughout the Company, including in the merchant alliance program which involves several joint ventures not under the sole control of the Company and each of which acts independently of the others, and successful management of pricing pressures through cost efficiencies and other cost management initiatives; (i) successfully managing the credit and fraud risks in the Company’s business units and the merchant alliances, particularly in the context of the developing e-commerce markets and difficulties in the travel industry due to the events of September 11, 2001; (j) anticipation of and response to technological changes, particularly with respect to e-commerce; (k) attracting and retaining qualified key employees; (l) no unanticipated changes in laws, regulations, credit card association rules or other industry standards affecting FDC’s businesses that require significant product redevelopment efforts, reduce the market for or value of its products or render products obsolete; (m) continuation of the existing interest rate environment, avoiding increases in agent fees related to the Company’s consumer money transfer products and increases in interest on the Company’s short–term borrowings; (n) absence of significant changes in foreign exchange spreads on retail money transfer transactions, particularly between the United States and Mexico, without a corresponding increase in volume or consumer fees; (o) continued political stability in countries in which Western Union has material operations; (p) implementation of Western Union agent agreements with governmental entities according to schedule and no interruption of relations with countries in which Western Union has or is implementing material agent agreements; (q) no unanticipated developments relating to previously disclosed lawsuits; (r) successful management of any impact from slowing economic conditions or consumer spending; (s) no catastrophic events that could impact the Company’s or its major customer’s operating facilities, communication systems and technology or that has a material negative impact on current economic conditions or levels of consumer spending; (t) no material breach of security of any of our systems; and (u) successfully managing the potential both for patent protection and patent liability in the context of rapidly developing legal framework for expansive software patent protection.

Variations from these assumptions or failure to achieve these objectives could cause actual results to differ from those projected in the forward–looking statements. Due to the uncertainties inherent in forward–looking statements, readers are urged not to place undue reliance on these statements. Except for the undertaking to update the 2002 earnings per share projection discussed above, FDC undertakes no obligation to update or revise forward–looking statements to reflect changed assumptions, the occurrence of unanticipated events, or changes to projections over time.

Capital Resources and Liquidity

FDC continues to generate significant cash flow from operating activities, aggregating approximately $1.4 billion in 2001 and $1.2 billion in 2000. The 2001 operating cash flow was primarily produced from net income of $871.9 million adjusted for depreciation and amortization expense of $638.4 million and non-cash items totaling $233.6 million (primarily restructuring and impairment items). These operating inflows were partially offset by an outflow of $336.2 million related to working capital items. Cash flow from operations increased $226.5 million in 2001 over 2000. FDC utilized this cash flow primarily to reinvest in its existing businesses, to fund treasury stock purchases and to contribute to the financing of acquisitions.

FDC reinvests cash in its existing businesses primarily to expand its processing capabilities through property and equipment additions and to establish customer processing relationships through initial contract payments, conversion costs and systems development. Capitalized amounts for these cash outlays totaled $365.9 million in 2001 compared with $292.4 million in 2000.

Overall, FDC’s operating cash flow for 2001 exceeded its investing activities associated with additions to property and equipment and capitalized contract and systems development costs by $1,041.8 million as compared to $888.8 million in 2000. This cash source contributed to funds utilized for business acquisitions and treasury stock purchases.

Cash outlays for acquisitions in 2001 totaled $954.5 million, compared to $52.9 million in 2000. The Company also paid $32.9 million for prior year acquisitions relating primarily to certain of its alliance programs with bank clients in the merchant services segment. In addition, the Company issued 1 million of its common shares, valued at approximately $53 million, as part of an earnout agreement relating to a previous acquisition.

The Company’s financing activities included the issuance of $542 million of 2% Senior Convertible Contingent Debt Securities due 2008 during the first quarter of 2001, which generated net cash proceeds of $534 million. In addition, during the fourth quarter of 2001 the Company issued $650 million of 4.70% Senior Notes due 2006 and $650 million of 5.625% Senior Notes due 2011, which generated $646 million and $644 million, respectively, of proceeds to the Company. The net proceeds of these issuances were used to repay outstanding commercial paper, fund acquisitions and repurchase common stock. This issuance reduced the amount available under shelf registrations to $200 million.

A change in one of the Company’s credit ratings could result in higher borrowing rates for its commercial paper program and any future debt issuances. The Company closely monitors the factors that influence such ratings and works with the respective credit rating agencies to maintain its credit ratings. The Company also has entered into debt agreements that require the Company to maintain a minimum interest coverage ratio of 2.5 to 1 and satisfy certain other restrictive covenants as discussed in Note 9 to our consolidated financial statements. The Company’s current interest coverage ratio is approximately 11 to 1. The Company expects to continue to comply with all of its debt covenants. However, such continued compliance cannot be assured.

Also, the Company received proceeds from the sale of stock through stock option exercises and other employee stock benefit programs. Offsetting these cash inflows were share repurchases under the Company’s $1 billion, $500 million and $700 million share repurchase programs discussed below, purchases of stock under various employee benefit programs as well as dividend payments. Net cash provided by financing activities was $93.5 million in 2001, as compared to a use of cash of $931.6 million in 2000.

The Company made cash outlays totaling $1,318.5 million in 2001 to buy back shares of its common stock as discussed below. Proceeds from stock option exercises and other employee stock purchases totaling $251.2 million partially offset these outlays. eONE Global raised $22.2 million through the issuance of additional equity interests. In addition, the Company continued its practice of paying quarterly cash dividends, resulting in $31.2 million of cash payments to the Company’s common stockholders during 2001.

During the first quarter of 2001, the Company completed the $1 billion stock repurchase authorized by the Board of Directors in May 2000 by purchasing 2.9 million of its common shares at a cost of $164 million. A total of 21.0 million common shares were repurchased under this program. Additionally, during 2001, the Company completed the $500 million stock repurchase program, authorized by the Board of Directors in December 2000, by purchasing 8.4 million shares of its common stock at a cost of $500 million. Also, the Board of Directors authorized a $700 million stock repurchase in September 2001. The Company repurchased 3.0 million shares of its common stock for approximately $187 million under this program in 2001. The remaining $467.5 million of treasury stock purchases during 2001 related to shares repurchased for issuances upon the exercise of stock options and share issuances under the Company’s employee stock purchase program.

The Company filed a new shelf registration in the first quarter 2001, providing for the issuance of up to $1.5 billion of debt and equity securities of the Company, of which $200 million was available at December 31, 2001. The Company has another shelf registration providing for the issuance of approximately 10 million shares of the Company’s common stock in connection with certain types of acquisitions, of which approximately 10 million shares are available at December 31, 2001.

Included in cash and cash equivalents on the Consolidated Balance Sheet at December 31, 2001 is $70 million related to required investments of cash in connection with the Company’s merchant card settlement operation. FDC has remaining available short-term borrowing authorization of approximately $1.7 billion at December 31, 2001 under the Company’s commercial paper program, extendable commercial note program and uncommitted bank credit lines.

As an integral part of FDC’s information processing services for payment transactions, FDC receives funds from instruments sold in advance of settlement with payment recipients. These funds (referred to as “settlement assets” on FDC’s Consolidated Balance Sheets) are not utilized to support the Company’s operations. However, the Company does have the opportunity to earn income from investing a portion of these funds. The Company maintains a portion of its settlement assets in highly liquid investments (classified as cash equivalents within settlement assets) to fund settlement obligations.

The Company believes that its current level of cash and short-term financing capability along with future cash flows from operations are sufficient to meet the needs of its existing businesses. However, the Company may from time to time seek longer–term financing to support additional cash needs or reduce its short–term borrowings.

Other than facility and equipment leasing arrangements, the Company does not engage in off-balance sheet financing activities. FDC entered into two synthetic operating leases during 2001. The synthetic operating leases were entered into to give FDC favorable financing arrangements with regard to the facilities subject to the leases. The first synthetic operating lease of $95 million was used to refinance existing synthetic operating leases for five existing properties occupied by FDC. The new synthetic operating lease is for a five-year period and is renewable for two five-year periods at the option of FDC. The second synthetic operating lease of $25 million was entered into to fund the construction of a new office building. This lease is for a five-year occupancy period after construction and is renewable for one year at FDC’s option. Under both leases, FDC has the option to renew the leases, purchase the property or sell the properties under the leases to a third party. Furthermore, FDC has guaranteed the residual value of the underlying properties to the lessor.

In connection with certain business combinations, lease agreements, bankcard association agreements and agent settlement agreements, the Company has $68 million in letters of credit most of which expire in 2002.

The Company’s Contractual Obligations as of December 31, 2001 are as follows:

Contractual Obligations	Payments Due by Period
(in millions)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long Term Debt	$2,735.8	—	$313.7	$895.7	$1,526.4
Capital Lease Obligations	1.7	$1.5	0.1	0.1	—
Operating Leases	365.4	87.1	119.2	75.6	83.5
Unconditional Purchase Obligations	31.0	—	31.0	—	—
Other Obligations	9.0	—	9.0	—	—

Total Contractual Cash Obligations	$3,142.9	$88.6	$473.0	$971.4	$1,609.9

Note:	Excluded from the above table are guaranteed residual values aggregating $102 million related to the synthetic operating leases.

Critical Accounting Policies

Reserve for Merchant Credit Losses and Check Guarantee

The Company and its merchant alliances establish reserves for merchant credit losses, which arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant and the purchase price is refunded to the customer by the merchant. If the merchant is unable to grant a refund, the Company or, under limited circumstances, the Company and the processing bank, must bear the credit risk for the full amount of the transaction. Merchants may be unable to grant refunds due to their severe financial problems or bankruptcy. The Company estimates its potential loss for chargebacks based primarily on historical experience and other relevant factors. The risk of loss is often mitigated by obtaining collateral from merchants considered higher risk. Economic downturns and events such as those of September 11, 2001 may result in significant increases in credit related losses. Including the merchant alliance credit loss reserves, the Company had aggregate merchant credit loss reserves of $28.0 million and $23.4 million at December 31, 2001 and 2000, respectively.

The majority of TeleCheck’s business involves the guarantee of checks received by merchants for a period of 30 days from the check date. Upon obtaining approval from TeleCheck to accept the check, the merchant will deposit the check in its bank account. TeleCheck earns a fee for each check it guarantees which is generally determined as a percentage of the check amount. If the check is returned, TeleCheck is required to purchase the check from the merchant at its face value and pursue collection from the check writer. At the time TeleCheck recognizes revenue, based on recent past history, a provision for estimated check returns net of anticipated recoveries is recorded. To illustrate, if TeleCheck guaranteed $1,000 of checks, earned a 2% fee from the merchant and had recent history of a 2% return rate and a 75% recovery rate, revenue of $20 would be recorded along with a net guarantee expense of $5. The estimated check returns and recovery amounts are subject to the risk that actual amounts returned and recovered in the future may not be consistent with recent past history. The accrued warranty and accrued recovery balances were $28.3 million and $55.4 million, respectively, at December 31, 2001 and $23.2 million and $29.7 million, respectively at December 31, 2000.

Derivatives

The Company uses derivative instruments to hedge foreign exchange rate risk related to foreign currency denominated revenues and firm commitments, interest rate risk associated with commissions to Official Check agents and certain other risks. As required, such instruments are reflected in the Company’s Consolidated Balance Sheets. These derivatives qualify for hedge accounting as discussed in detail in Note 7 to the Company’s Consolidated Financial Statements. The Company does not participate in speculative derivatives trading. While the Company intends to continue to meet the conditions for hedge accounting, if hedges did not qualify as highly effective or if the Company did not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected in earnings. The Company does not believe it is exposed to more than a nominal amount of credit risk in its hedging activities as the counterparties are established, well capitalized financial institutions.

Capitalized Costs

FDC capitalizes initial contract payments and conversion costs associated with customer processing relationships and system development costs. Capitalization of such costs is subject to strict accounting policy criteria and requires management judgment as to the appropriate time to initiate capitalization. Capitalization of initial contract payments and conversion costs only occurs when management is satisfied that such costs are recoverable through future operations, minimums and/or penalties in case of early termination. Capitalization of internally developed software, primarily associated with operating platforms, occurs only upon management’s estimation that the likelihood of successful development and implementation reaches a probable level.

The Company’s accounting policy is to limit the amount of capitalized costs for a given contract to the lesser of the estimated ongoing future cash flows from the contract or the termination fees the Company would receive in the event of early termination of the contract by the customer. The Company’s entitlement to termination fees may, however, be subject to challenge if a customer were to allege that the Company was in breach of contract. Certain customer contracts require the Company to complete various system enhancements during 2002. While not anticipated, failure to complete these enhancements by their contractual due date could subject the Company to various penalties and could cause the impairment of certain capitalized contract costs.

Currently unforeseen circumstances in software development could require the Company to implement alternative plans with respect to a particular effort, which could result in the impairment of previously capitalized software development costs.

The Company had aggregate net book values for initial contract payments, conversion costs and software development of $183.0 million, $191.0 million and $146.7 million, respectively, at December 31, 2001.

Investment Securities

The Company has investments in the equity securities of both public and private companies where it does not have the ability to exercise significant influence over the investee’s business. Investments in public companies are carried at fair value based on quoted market prices with changes in fair value recorded through the “other comprehensive income” component of stockholders’ equity. Investments in private companies are recorded at cost.

In the case of either investment type, declines in the fair value of the investments are reviewed to determine whether they are other than temporary in nature. Declines in value that are judged to be other than temporary in nature are recognized in the Consolidated Statements of Income. For public company investments, the Company’s policy is to treat a decline in the investment’s quoted market value that has lasted for more than six months as an other than temporary decline in value. The Company’s policy is the same for private company investments, however, their fair value is estimated. In estimating fair value, the Company considers market conditions, offering prices, trends of earnings/losses, price multiples, financial position, new financing and other key measures. The Company believes its estimates result in a reasonable reflection of the fair value of these investments.

At December 31, 2001 and 2000, the Company’s investments in publicly traded and private companies were $230.8 million and $54.1 million, respectively, and $345.2 million and $71.7 million, respectively. During the year ended December 31, 2001, the Company recorded impairment charges of $176.9 million related to other than temporary declines in the fair value of its investments. These charges were comprised of $142.8 million for the Company’s investment in CheckFree, $9.2 million for the Company’s investment in Excite@Home and $24.9 million for investments in private companies, primarily investments of eONE Global in e-commerce businesses. During the year ended December 31, 2000, the Company recorded an impairment charge of $33.6 million related to the other than temporary decline in the fair value of its investment in Excite@Home.

Transactions with Related Parties as defined by SFAS No. 57

A substantial portion of the Company’s business within the merchant services segment is conducted through merchant alliances. These alliances are joint ventures between the Company and financial institutions. No directors or officers of the Company have ownership interests in any of the alliances. The formation of each alliance generally involves each of the Company and its partner contributing contractual merchant relationships to the alliance and a cash payment from one partner to the other to achieve the desired ownership percentage for each partner. Concurrent with the negotiations surrounding this process, the Company and its partner negotiate a long term processing services agreement. This agreement governs the Company’s provision of transaction processing services to the alliance. The Company, therefore, has two revenue streams from these alliances, it’s share of the alliance’s net income and the processing fees it charges to the alliance. The processing fees are based on transaction volumes and unit pricing as contained in the processing services agreement negotiated with the alliance partner.

If the Company has majority ownership and control over an alliance, the alliance’s financial statements are consolidated with those of the Company and the processing fee is treated as an intercompany transaction that is eliminated in consolidation. If the Company does not have a controlling ownership interest in an alliance, it uses the equity method of accounting to account for its investment in the alliance. As a result, the Company’s consolidated revenues include processing fees charged to alliances accounted for under the equity method as well as the Company’s proportionate share of the alliance’s net income.

Based upon the fact that the Company negotiated all agreements with each alliance partner, all transactions between the Company and its alliances were conducted at arms length. SFAS No. 57, Related Party Disclosures, however, defines a transaction between a Company and an investee accounted for under the equity method to be a related party transaction requiring separate disclosure in the financial statements, which the Company has provided.

The eONE Global business was formed in November 2000 by the Company and iFormation Group. iFormation Group is a partnership of The Boston Consulting Group, General Atlantic Partners, LLC and the Goldman Sachs Group. At the time eONE Global was formed, the Company contributed assets valued at approximately $360 million, iFormation Group contributed $120 million, and the Company and iFormation also committed approximately $100 million in cash, proportionate to their ownership levels, for future business development. The Company owns the majority of the outstanding equity in eONE Global. Henry C. Duques, James D. Robinson III, and Charles T. Russell, directors of the Company, are members of the Board of Directors of eONE Global. Garen K. Staglin, a director of the Company until his resignation on March 6, 2002, also is a director and Chief Executive Officer of eONE Global and the owner of 4,221,657 Class B Common Limited Partnership Interests in eONE Global. The Company and its subsidiaries are involved from time to time in transactions with eONE Global and its subsidiaries. The Oversight Committee of the Board of Directors reviews these transactions to confirm that procedures established by the Oversight Committee were followed which procedures are intended to ensure that the transactions are commercially reasonable and fair to the Company.

The Company has investments in investment funds managed by a member of the Board of Directors. The Company also pays an annual management fee to the fund. Such investment was made with the approval of the Board and is of such amount that is not considered material to the Company. The funds, managed by a member of the Board of Directors noted above, held a 22% ownership interest in a company that was acquired by FDC during 2001. The fund received the same per share rate as other nonaffiliated shareholders. See Note 11 to the Company’s Consolidated Financial Statements for a more detailed discussion.

New Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 144, “Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which is applicable to the Company’s consolidated financial statements effective January 1, 2002. The provisions of this statement provide a single accounting model for impairment of long-lived assets. The Company will not be impacted by the adoption of SFAS 144.

In July 2001, the FASB issued SFAS No. 141, “Business Combinations” (“SFAS 141”), which was effective for all business combinations initiated after June 30, 2001. SFAS 141 requires companies to account for all business combinations using the purchase method of accounting, recognize intangible assets if certain criteria are met, as well as provide additional disclosures regarding business combinations and allocation of purchase price.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which requires nonamortization of goodwill and intangible assets that have indefinite useful lives and annual tests of impairments of those assets. The statement also provides specific guidance about how to determine and measure goodwill and intangible asset impairments, and requires additional disclosure of information about goodwill and other intangible assets. The provisions of this statement are required to be adopted by the Company effective January 1, 2002 and applied to all goodwill and other intangible assets recognized in its financial statements at that date. Goodwill and intangible assets with indefinite lives acquired after June 30, 2001 are subject to the nonamortization provisions of the statement. Annualized amortization of goodwill attributable to acquisitions occurring prior to July 1, 2001 is approximately $138 million (less tax benefit of approximately $19.5 million). Goodwill attributed to acquisitions occurring after July 1, 2001 amounted to $593.3 million.

ITEM 7a.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is exposed to market risk from changes in interest rates. The Company’s assets include both fixed and floating rate interest bearing securities. These investments arise primarily from the Company’s sale of payment instruments (principally official checks and money orders). The Company invests the proceeds from the sale of these instruments, pending the settlement of the payment instrument obligation. The Company has classified these investments as available–for–sale. Accordingly, they are carried in the Company’s Consolidated Balance Sheets at fair market value. A portion of the Company’s payment services business involves the payment of commissions to selling agents that are computed based on short–term variable rates.

To the extent that the Company does not pay commissions to its selling agents, or invests the proceeds from the sale of payment instruments in floating rate investments, interest rate risk is nonexistent or minimal. The unmatched position, which is the amount of fixed income investments upon which the Company also pays the selling agent a commission based on short–term interest rates, is the amount that subjects the Company to interest rate risk arising from changes in short–term interest rates.

The Company’s objective in managing interest rate risk is to mitigate the risk that earnings and the market value of the investments could be adversely impacted by changes in interest rates. The Company has developed a risk management program to quantify this risk utilizing advanced portfolio modeling techniques. The Company has hedged a portion of this risk through the use of interest rate swap agreements which transform the variable rate commission payments to a fixed rate.

The Company’s interest sensitive liabilities are its debt instruments consisting of commercial paper, fixed rate medium–term notes, and long–term debt securities.

A 10% proportionate increase in interest rates in 2002, as compared to the average level of interest rates in 2001, would result in a decrease to pre-tax income of approximately $16.5 million. Of this decrease, $7.8 million relates to expected investment positions, commissions paid to selling agents, growth in new business, and the effects of swap agreements. The remaining $8.7 million decrease primarily relates to the Company’s expected balance of short-term variable rate commercial paper and variable interest rate debt. Conversely, a corresponding decrease in interest rates would result in a comparable improvement to pre-tax earnings.

A 10% proportionate increase in interest rates in 2001, as compared to the average level of interest rates in 2000, would have resulted in a decrease to pre-tax income of approximately $14.1 million. Of this decrease, $8.0 million takes into consideration expected investment positions, commissions paid to selling agents, growth in new business and the effects of swap agreements. The remaining $6.1 million decrease is primarily caused by the Company’s expected balance of short-term variable rate commercial paper. Conversely, a corresponding decrease in interest rates would have resulted in a comparable improvement to pre-tax earnings.

Foreign Currency Risk

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately the euro, the British pound and the Australian dollar as a result of Western Union’s euro denominated revenues and card issuing services operations in Britain and Australia. Purchased foreign currency put options and forward sale contracts are used to hedge certain of these risks. A uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which the Company’s revenues and profits are denominated would be immaterial to the Company’s financial position, results of operations and cash flows. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

ITEM 8.    FINANCIAL STATEMENT AND SUPPLEMENTARY DATA. See pages F1 – F37

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The following table sets forth certain information regarding the executive officers and directors of the Company:

Name	Age	Position
Charles T. Fote	53	President, Chief Executive Officer and Director
Eula L. Adams	52	Senior Executive Vice President
Guy Battista	53	Executive Vice President
Kimberly S. Patmore	45	Executive Vice President and Chief Financial Officer
Pamela H. Patsley	46	Senior Executive Vice President
Michael T. Whealy	49	Executive Vice President, Secretary, General Counsel and Chief Administrative Officer
Alison Davis	40	Director
Henry C. Duques	58	Chairman of the Board
Courtney F. Jones	62	Director
Robert J. Levenson	60	Director
James D. Robinson III	66	Director
Charles T. Russell	72	Director
Bernard L. Schwartz	76	Director
Joan E. Spero	57	Director
Arthur F. Weinbach	58	Director

The Board of Directors of the Company is divided into three classes serving staggered three–year terms. The terms of office of Ms. Davis, Mr. Robinson, Mr. Schwartz, and Mr. Weinbach will expire in 2002, the terms of office of Mr. Jones, Mr. Levenson and Mr. Russell will expire in 2003, and the terms of office of Mr. Duques, Mr. Fote and Ms. Spero will expire in 2004. Officers of the Company serve at the discretion of the Board of Directors. Mr. Duques, Mr. Jones, and Mr. Robinson (Chairman) serve on the Executive Committee of the Board of Directors. Mr. Jones (Chairman), Ms. Spero, and Mr. Weinbach serve on the Audit Committee of the Board of Directors. Ms. Davis, Mr. Russell (Chairman), and Mr. Schwartz serve on the Compensation and Benefits Committee of the Board of Directors (the “Compensation Committee”). Mr. Jones (Chairman) serves on the Oversight Committee of the Board of Directors.

Alison Davis was elected as a Director of the Company on March 6, 2002 and has served as Chief Financial Officer and Head of Strategy, Managing Director of Barclays Global Investors since June 2000. From 1993 to 2000, she served with A.T. Kearney, Inc., most recently leading the West Coast practice and between 1984 to 1993 she held several positions with McKinsey & Company. Ms. Davis is a director of the Philharmonia Baroque Orchestra and the San Francisco Committee on Jobs.

Henry C. Duques has served as Chairman of the Board since April 1989 and Chief Executive Officer from April 1989 to January 2002. He will continue to perform certain functions as a non-executive employee of the Company until April 2003. Mr. Duques also has served as the Chairman of the Board of eONE Global, LLC, a majority-owned subsidiary of the Company, since November 2000. He joined American Express in September 1987 as President and Chief Executive Officer of the Data Based Services Group of American Express Travel Related Services Company, Inc. (“TRS”), the predecessor of the Company, and served in that capacity until April 1989. Mr. Duques was Group President Financial Services and a member of the Board of Directors of Automatic Data Processing, Inc. from 1984 to 1987. He is a director of Unisys Corporation, CheckFree Corporation, and SunGard Data Systems, Inc., as well as a member of the Board of Trustees of The George Washington University.

Charles T. Fote has been a Director of the Company since May 2000 and President and Chief Executive Officer since January 2002. Mr. Fote served as President and Chief Operating Officer of the Company from September 1998 to January 2002. He served as Executive Vice President of the Company from its initial public offering in April 1992 until September 1998. He was a Director of the Company from the time of its formation in April 1989 as a subsidiary of American Express Company until its initial public offering. Mr. Fote also served as President of Integrated Payment Systems (“IPS”) from December 1989 through December 1991. From 1985 until 1989, he was Executive Vice President of the Payment Products division of TRS, the predecessor of IPS.

Courtney F. Jones has been a Director of the Company since April 1992. He served as Managing Director in charge of the New World Banking Group of Bankers Trust from December 1997 to July 1999. He was a Managing Director in Merrill Lynch’s Investment Banking Division from July 1989 to December 1990. Prior thereto, he served as Chief Financial Officer, Executive Vice President and a member of the Board of Directors for Merrill Lynch & Co. Inc. From February 1982 to September 1985, Mr. Jones served as Treasurer and Secretary of the Finance Committee of the Board of Directors of General Motors Corporation. He also was formerly a Director of General Motors Acceptance Corporation and General Motors Insurance Company.

Robert J. Levenson has been a Director of the Company since April 1992 and he continues to perform certain functions for the Company under the Agreement dated June 6, 2000. He is a Managing Member of the Lenox Capital Group L.L.C. From 1993 to 2000, Mr. Levenson was an Executive Vice President of the Company. Prior to joining the Company, he served as Senior Executive Vice President, Chief Operating Officer, and Member of the Office of the President of Medco Containment Services, Inc., a provider of managed care prescription benefits. Mr. Levenson was a Director of Medco Containment Services, Inc. from October 1990 until December 1992. From 1985 until October 1990, he was Group President and Director of Automated Data Processing, Inc. Mr. Levenson is a director of Emisphere Technologies, Inc., Superior Telecom, Inc., Vestcom International, Inc., and several privately owned companies. Mr. Levenson is a trustee of the Washington Institute, the Jewish Community Federation, and the Jewish Community Foundation of Metrowest New Jersey.

James D. Robinson III has been a Director of the Company since April 1992 and a Director of eONE Global, LLC, a majority-owned subsidiary of the Company, since November 2000. He is a General Partner and co-founder of RRE Ventures, a private information technology venture investment firm. He is also Chairman of Violy, Byorum & Partners Holdings, LLC, a private investment firm specializing in financial advisory and investment banking activities in Latin America. Mr. Robinson previously served as Chairman and Chief Executive Officer and as a Director of American Express from 1977 until February 1993. He is a Director of Bristol–Myers Squibb Company, The Coca–Cola Company, Novell, Inc., Sunbeam Corporation, Screaming Media and several privately owned companies. Mr. Robinson is a member of the Business Council and the Council on Foreign Relations. He is Honorary Co-Chairman of Memorial Sloan-Kettering Cancer Center, an honorary Trustee of the Brookings Institution and Chairman Emeritus of the World Travel and Tourism Council Institution.

Charles T. Russell has been a Director of the Company since May 1994 and a Director of eONE Global, LLC, a majority-owned subsidiary of the Company, since November 2000. He served as President and Chief Executive Officer of VISA International from 1984 to January 1994. Mr. Russell joined VISA in 1971. He serves on the Board of Visitors at the University of Pittsburgh’s Joseph M. Katz School of Business.

Bernard L. Schwartz has been a Director of the Company since April 1992. He is Chairman of the Board of Directors and Chief Executive Officer of Loral Space & Communications Ltd., a high-technology company concentrating on satellite manufacturing and satellite-based services. He served as Chairman of the Board of Directors and Chief Executive Officer of Loral Corporation, a leading defense electronics business, from 1972 to 1996. Mr. Schwartz also serves as Chairman and Chief Executive Officer of K&F Industries, Inc., a worldwide supplier of aircraft braking systems. In addition, Mr. Schwartz is a member of the Advisory Council at the Paul H. Nitze School of Advanced International Studies at John Hopkins University where he established a chair in political economy, a trustee of Mount Sinai-New York University Medical Center, a trustee of Thirteen/WNET and vice chairman of the New York Film Society.

Joan E. Spero has been a Director of the Company since March 1998. She has been President of the Doris Duke Charitable Foundation since January 1997. Ms. Spero was Undersecretary of State for Economic, Business and Agricultural Affairs from 1993 to 1997. From 1981 to 1993, Ms. Spero held several offices with American Express Company, the last being Executive Vice President, Corporate Affairs and Communications. Prior to that Ms. Spero was Ambassador to the United Nations for Economic and Social Affairs from 1980 to 1981 and she was an Assistant Professor at Columbia University from 1973 to 1979. She is a member of the Board of Trustees of the Brookings Institution, the Wisconsin Alumni Research Foundation, the Council on Foreign Relations and Columbia University. Ms. Spero was a member of the Board of Directors of Hercules Incorporated from 1985 to 1993 and acted as Chair of the Audit and Compensation Committees for periods of that time.

Arthur F. Weinbach has been a Director of the Company since September 2000. He has served as Chairman and Chief Executive Officer of Automatic Data Processing Inc. (“ADP”) since 1998. Mr. Weinbach joined ADP in 1980 and has served as an ADP Director since 1989. He is also a Director of Schering-Plough Corp. as well as serving on the boards of Boys Hope, New Jersey Seeds and the United Way of Tri-State.

Eula L. Adams has been a Senior Executive Vice President of the Company since December 2000. He joined the Company in 1991 and has led operations in numerous business units including Western Union, Teleservices and First Data Merchant Services. Prior to joining the Company, Mr. Adams was a partner with Deloitte & Touche.

Guy A. Battista has been an Executive Vice President of the Company since March 2001. Mr. Battista joined the Company in 1990 and served as Senior Vice President & Chief Information Officer for multiple divisions of First Data Corporation.

Kimberly S. Patmore has been Executive Vice President and Chief Financial Officer of the Company since February 2000. She joined the Company in 1992 and served as Senior Vice President and Chief Financial Officer of First Data Payment Businesses, which includes Western Union, First Data Merchant Services and First Data Resources. Prior to joining the Company, Ms. Patmore was with Ernst & Young. She is a director of CoorsTek, Inc.

Pamela H. Patsley has been a Senior Executive Vice President of the Company since December 2000. She is President of First Data Merchant Services, which also includes the TeleCheck business. Prior to joining the Company in February 2000, Ms. Patsley served as President and Chief Executive Officer of Paymentech, Inc., one of the largest processors of bankcard transactions and a leading issuer of commercial cards in the nation from 1991 to February 2000. She is a director of Adolph Coors Company.

Michael T. Whealy has been Executive Vice President, Secretary and General Counsel of the Company since March 1998 and Chief Administrative Officer since September 1998. He joined the Company in April 1991 as Counsel of the WATS Marketing and Teleservices business units. Mr. Whealy served as General Counsel of First Data Resources Inc. from April 1992 until his promotion to General Counsel of Card Services Group in 1994. Prior to joining the Company, Mr. Whealy was a partner in the law firm of Kutak Rock in Omaha, Nebraska.

Compliance with Section 16(a) of the Exchange Act

See the Proxy Statement for the Company’s 2002 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

See the Proxy Statement for the Company’s 2002 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See the Proxy Statement for the Company’s 2002 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See the Proxy Statement for the Company’s 2002 Annual Meeting of Stockholders, which information is incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8–K

(a) The	following documents are filed as part of this report:

1 Financial	Statements

  See Index to Financial Statements on page F–1

2 Financial	Statement Schedules

  See Index to Financial Statements on page F–1

3      The following exhibits are filed as part of this Annual Report or, where indicated, were heretofore filed and are hereby incorporated by reference:

EXHIBIT NO.	DESCRIPTION

3(i)
Registrant’s Restated Certificate of Incorporation, as amended to date (incorporated by reference to Exhibit 3 of the registrant’s Quarterly Report on Form 10–Q for the quarterly period ended September 30, 1995).

3(ii)	Registrant’s By–Laws, as amended to date (incorporated by reference to Exhibit 3 of the registrant’s Quarterly Report on Form 10–Q for the quarterly period ended September 30, 1998).

4.1
The instruments defining the rights of holders of long–term debt securities of the registrant and its subsidiaries are omitted pursuant to Item 601 (b)(4)(iii)(A) of Regulation S–K. The registrant hereby agrees to furnish copies of these instruments to the SEC upon request.

10.1
Revolving Credit Agreement, dated as of November 3, 2000, among the registrant, The Chase Manhattan Bank, as administrative agent, and the Syndication Agents, Banks, Swing–Line Banks and Other Financial Institutions Parties Thereto (incorporated by reference to Exhibit 10-1 of the registrant’s Current Report on Form 8-K filed on February 21, 2001).

10.2	First Data Corporation Salary Deferral Plan (incorporated by reference to Exhibit 10.9 of the registrant’s Annual Report on Form 10–K for the year ended December 31, 1997).

10.3	First Data Corporation 1993 Director’s Stock Option Plan (incorporated by reference to Exhibit B of the registrant’s Proxy Statement for its May 9, 2001 Annual Meeting).

10.4	Registrant’s Senior Executive Incentive Plan (incorporated by reference to Exhibit A of the registrant’s Proxy Statement for its May 9, 2001 Annual Meeting).

10.5	Registrant’s Supplemental Savings Plan 2000 (incorporated by reference to Exhibit 4 of the Form S-8 filed by the registrant on November 10, 1999).

10.6	Form of First Data Corporation 1992 Long–Term Incentive Plan, as amended (incorporated by reference to Exhibit A of the registrant’s Proxy Statement for its May 12, 1999 Annual Meeting).

10.7
Form of Performance Grant Agreement under the 1992 Long–Term Incentive Plan for the period beginning January 1, 1999 (incorporated by reference to Exhibit 10.12 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.8
Form of Performance Grant Agreement under the terms of the 1992 Long-Term Incentive Plan for the period beginning January 1, 2000 (incorporated by reference to Exhibit 10.13 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.9
Form of Performance Grant Agreement under the terms of the 1992 Long-Term Incentive Plan for the period beginning January 1, 2001 (incorporated by reference to Exhibit 10.7 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.10(1)	Form of Performance Grant Agreement under the 1992 Long–Term Incentive Plan for the period beginning January 1, 2001.

10.11
Agreement and Release between Robert Levenson and First Data Corporation and related exhibits A, B, and C (incorporated by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000).

10.12
Promissory note dated November 10, 2000 issued by Charles T. Fote in favor of First Data Corporation (incorporated by reference to Exhibit 10.15 of the registrant’s Annual Report on Form 10–K for the year ended December 31, 2000).

12(1)	Computation in Support of Ratio of Earnings to Fixed Charges.

21(1)	Subsidiaries of the registrant.
23(1)	Consent of Ernst & Young LLP.

(1)    Filed herewith.

(b)    Reports filed on Form 8–K during the fourth quarter of fiscal 2001:

(1)	On November 13, 2001 the Company filed a Current Report on Form 8-K reporting a Statement of Calculation of Pro Forma Ratio of Earnings to Fixed Charges.

(2)
On November 8, 2001, the Company filed a Current Report on Form 8-K reporting a Statement of Calculation of Pro Forma Ratio of Earnings to Fixed Charges and the Forms of Notes related to the Company’s offering of 4.70% Senior Note due 2006 and 5.625% Senior Note due 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10–K to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST DATA CORPORATION (Registrant)

By:	/s/ CHARLES T. FOTE
President and Chief Executive Officer

March 22, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ CHARLES T. FOTE Charles T. Fote	President and Chief Executive Officer	March 22, 2002

/s/ KIMBERLY S. PATMORE Kimberly S. Patmore	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 22, 2002

/s/ TOM L. MOORE Tom L. Moore	Vice President and Corporate Chief Financial Officer (Principal Accounting Officer)	March 22, 2002

/s/ HENRY C. DUQUES Henry C. Duques	Chairman of the Board	March 22, 2002

/s/ ALISON DAVIS Alison Davis	Director	March 22, 2002

/s/ COURTNEY F. JONES Courtney F. Jones	Director	March 22, 2002

/s/ ROBERT J. LEVENSON Robert J. Levenson	Director	March 22, 2002

/s/ JAMES D. ROBINSON III James D. Robinson III	Director	March 22, 2002

/s/ CHARLES T. RUSSELL Charles T. Russell	Director	March 22, 2002

/s/ BERNARD L. SCHWARTZ Bernard L. Schwartz	Director	March 22, 2002

/s/ JOAN E. SPERO Joan E. Spero	Director	March 22, 2002

/s/ ARTHUR F. WEINBACH Arthur F. Weinbach	Director	March 22, 2002

FIRST DATA CORPORATION

INDEX TO FINANCIAL STATEMENTS
COVERED BY REPORT OF INDEPENDENT AUDITORS

(Item 14(a))
Page
First Data Corporation and Subsidiaries:
Consolidated Financial Statements:
Report of Ernst & Young LLP Independent Auditors	F–2
Consolidated Statements of Income for the Years ended December 31, 2001, 2000 and 1999	F–3
Consolidated Balance Sheets at December 31, 2001 and 2000	F–4
Consolidated Statements of Cash Flows for the Years ended December 31, 2001, 2000 and 1999	F–5
Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2001, 2000 and 1999	F–6
Notes to Consolidated Financial Statements	F–7
Schedule:
Schedule II–Valuation and Qualifying Accounts	F–37

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

Report of Ernst & Young LLP Independent Auditors

The Stockholders and Board of Directors of First Data Corporation

We have audited the accompanying consolidated balance sheets of First Data Corporation as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Data Corporation at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ern	st & Young LLP

Denver, Colorado
January 23, 2002

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2001	2000	1999

	(in millions, except per share amounts)
REVENUES
Service revenues *	$6,151.8	$5,564.2	$5,347.0
Product sales and other	299.0	141.0	132.9

	6,450.8	5,705.2	5,479.9

EXPENSES
Operating	3,850.7	3,501.7	3,472.3
Selling, general and administrative	1,084.3	867.3	794.2
Restructuring, business divestitures, litigation and impairment, net	184.8	(71.3)	(715.8)
Interest	119.6	99.2	103.8

	5,239.4	4,396.9	3,654.5

Income before cumulative effect of a change in accounting principle and income taxes	1,211.4	1,308.3	1,825.4
Income taxes	336.8	378.7	625.7

Income before cumulative effect of a change in accounting principle	874.6	929.6	1,199.7
Cumulative effect of a change in accounting principle, net of $1.6 million income tax benefit	(2.7)	—	—

Net income	$871.9	$929.6	$1,199.7

Earnings per share – basic	$2.24	$2.28	$2.81
Earnings per share – diluted	$2.20	$2.25	$2.76

Weighted-average shares outstanding:
Basic	389.1	406.9	427.7
Diluted	397.5	414.1	435.1

*
Includes processing fees, administrative service fees and other fees charged to merchant alliances accounted for under the equity method of $262.7 million, $301.5 million, and $230.4 million in 2001, 2000 and 1999, respectively.

See notes to consolidated financial statements.

FIRST DATA CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2001	2000

	(in millions)
ASSETS
Cash and cash equivalents	$917.5	$853.3
Settlement assets	13,166.9	9,816.6
Accounts receivable, net of allowance for doubtful accounts of $54.6 (2001) and $34.4 (2000)	1,051.0	970.7
Property and equipment, net	654.9	624.3
Goodwill, less accumulated amortization of $755.2 (2001) and $656.6 (2000)	3,439.0	2,563.3
Other intangibles, less accumulated amortization of $833.9 (2001) and $727.7 (2000)	1,231.5	1,005.6
Investment in affiliates	778.5	806.4
Other assets	672.9	654.9

	$21,912.2	$17,295.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Settlement obligations	$13,100.6	$9,773.2
Accounts payable and other liabilities	2,189.6	1,964.2
Borrowings	3,102.1	1,830.0

Total Liabilities	18,392.3	13,567.4

Stockholders’ Equity:
Common Stock, $.01 par value; authorized 600.0 shares, issued 448.9 shares (2001 and 2000)	4.5	4.5
Additional paid-in capital	2,415.6	2,292.7

Paid-in capital	2,420.1	2,297.2
Retained earnings	4,365.2	3,717.1
Accumulated other comprehensive income	(143.3)	(18.9)
Less treasury stock at cost, 68.4 (2001) and 55.6 shares (2000)	(3,122.1)	(2,267.7)

Total Stockholders’ Equity	3,519.9	3,727.7

	$21,912.2	$17,295.1

See notes to consolidated financial statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2001	2000	1999

	(in millions)

Cash and cash equivalents at January 1	$853.3	$1,044.0	$459.5

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	871.9	929.6	1,199.7
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	638.4	588.8	617.8
Non-cash portion of charges (gains) related to restructuring, business divestitures, litigation and impairment, net	184.8	(71.3)	(715.8)
Other non-cash items, net	48.8	(51.1)	(17.7)
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable	(52.4)	(16.1)	(63.1)
Other assets	(67.5)	9.7	16.8
Accounts payable and other liabilities	(282.9)	39.2	(56.9)
Income tax accounts	66.6	(247.6)	338.6

Net cash provided by operating activities	1,407.7	1,181.2	1,319.4

CASH FLOWS FROM INVESTING ACTIVITIES
Current year acquisitions, net of cash acquired	(954.5)	(52.9)	(479.8)
Payments related to other businesses previously acquired	(32.9)	(47.3)	(102.9)
Proceeds from dispositions, net of expenses paid	1.8	35.7	1,316.3
Additions to property and equipment, net	(187.1)	(148.8)	(243.8)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(178.8)	(143.6)	(186.5)
Other investing activities	(85.5)	(83.4)	(94.6)

Net cash provided by (used in) investing activities	(1,437.0)	(440.3)	208.7

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	(578.4)	348.6	63.9
Issuance of long-term debt	1,839.3	—	100.0
Principal payments on long-term debt	(91.1)	(125.0)	(158.0)
Proceeds from issuance of common stock	251.2	251.9	189.7
Proceeds from issuance of subsidiary stock	22.2	135.0	—
Purchase of treasury shares	(1,318.5)	(1,509.8)	(1,104.7)
Cash dividends	(31.2)	(32.3)	(34.5)

Net cash provided by (used in) financing activities	93.5	(931.6)	(943.6)

Change in cash and cash equivalents	64.2	(190.7)	584.5

Cash and cash equivalents at December 31	$917.5	$853.3	$1,044.0

See notes to consolidated financial statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Total	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Common Shares	Paid-In Capital	Treasury Stock
							Shares	Cost

	(in millions)

Balance, December 31, 1998	$3,755.9		$1,893.9	$54.1	448.9	$2,147.7	(13.4)	$(339.8)
Comprehensive income
Net Income	1,199.7	$1,199.7	1,199.7
Other comprehensive income:
Unrealized losses on securities	(175.1)	(175.1)
Foreign currency translation adjustment	(11.3)	(11.3)
Minimum pension liability adjustment	44.6	44.6

Other comprehensive income		(141.8)		(141.8)

Comprehensive income		$1,057.9

Purchase of treasury shares	(1,104.7)						(25.0)	(1,104.7)
Stock issued for compensation and benefit plans	233.5		(94.9)			37.8	7.4	290.6
Other transactions and adjustments	(0.5)		(0.2)			(0.3)
Cash dividends declared ($0.08 per share)	(34.4)		(34.4)

Balance, December 31, 1999	3,907.7		2,964.1	(87.7)	448.9	2,185.2	(31.0)	(1,153.9)
Comprehensive income
Net Income	929.6	$929.6	929.6
Other comprehensive income:
Unrealized gains on securities	81.7	81.7
Foreign currency translation adjustment	(17.2)	(17.2)
Minimum pension liability adjustment	4.3	4.3

Other comprehensive income		68.8		68.8

Comprehensive income		$998.4

Purchase of treasury shares	(1,509.8)						(32.8)	(1,509.8)
Stock issued for compensation and benefit plans	311.9		(144.6)			60.5	8.2	396.0
Gain on sale of minority interest in eONE Global, net	36.5					36.5
Issuance of Common Stock Warrant	15.0					15.0
Cash dividends declared ($0.08 per share)	(32.0)		(32.0)

Balance, December 31, 2000	3,727.7		3,717.1	(18.9)	448.9	2,297.2	(55.6)	(2,267.7)
Comprehensive income
Net Income	871.9	$871.9	871.9
Other comprehensive income:
Unrealized gains on securities	4.9	4.9
Unrealized losses on hedging activities*	(69.1)	(69.1)
Foreign currency translation adjustment	(27.2)	(27.2)
Minimum pension liability adjustment	(33.0)	(33.0)

Other comprehensive income		(124.4)		(124.4)

Comprehensive income		$747.5

Purchase of treasury shares	(1,318.6)						(21.7)	(1,318.6)
Stock issued for compensation and benefit plans	340.0		(194.2)			94.9	7.9	439.3
Stock issued for business previously acquired	52.9					28.0	1.0	24.9
Cash dividends declared ($0.08 per share)	(29.6)		(29.6)

Balance, December 31, 2001	$3,519.9		$4,365.2	$(143.3)	448.9	$2,420.1	(68.4)	$(3,122.1)

*	Includes cumulative net of tax loss of $24.8 million relating to the adoption of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, on January 1, 2001.

See notes to consolidated financial statements.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:    Summary of Significant Accounting Policies

Consolidation and Basis of Preparation

The accompanying consolidated financial statements include the accounts of First Data Corporation and its majority–owned subsidiaries (“FDC” or “the Company”). All material intercompany accounts and transactions have been eliminated. Investments in unconsolidated affiliated companies are accounted for under the equity method and are included in “investments in affiliates” on the accompanying Consolidated Balance Sheets.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Presentation

FDC’s balance sheet presentation is unclassified due to the short–term nature of its settlement obligations, contrasted with the Company’s ability to invest cash awaiting settlement in long–term investment securities.

The presentation of service revenues and product sales and other revenues separates recurring transaction and related service processing revenues from all other revenues. The Company’s service revenues are principally based on the number of transactions processed, a percentage of dollar volume processed, accounts on file or a combination thereof. Service revenues also include investment earnings (primarily on certain settlement assets related to payment instruments) and FDC’s equity in earnings of unconsolidated affiliated companies. Product sales and other includes sales of the Company’s products (which are generally ancillary to service revenues), software and other items which recur but which fluctuate as to amount and timing. This category also includes certain nonrecurring gains considered part of normal operations.

Certain amounts from prior years have been reclassified to conform to the current presentation.

Business Description

FDC provides a variety of transaction processing services and money transfer and payment services to financial institutions, commercial establishments and consumers. The Company classifies its operations into four reportable segments: payment services, merchant services, card issuing services, and emerging payments (see Note 16).

FDC operations in the United States provide the vast majority of the Company’s transaction processing services, including the processing for almost all of the money transfers and credit card transactions that are ultimately settled outside of the U.S. Currently, FDC’s processing centers in the United Kingdom and Australia are the only foreign operations of any significance which have local currency as their functional currency. These units, collectively, accounted for 4%, 6%, and 5% of FDC’s total revenues for the years ended December 31, 2001, 2000 and 1999, respectively, and a comparable portion of FDC’s assets and earnings (prior to the non-recurring items discussed in Note 2).

Cash and Cash Equivalents

Highly liquid investments (other than those included in settlement assets) with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates market value. Cash equivalents at December 31, 2001 and 2000 include $70.0 million of required investments in connection with FDC’s merchant card settlement operation.

Investment Securities

The Company’s investments are comprised of state and municipal government obligations; corporate debt securities and publicly traded corporate equity securities. Investments are primarily held in the Company’s name and custodied with a major financial institution. The specific identification method is used to determine the cost basis of securities sold. At December 31, 2001 and December 31, 2000, substantially all of the Company’s investments were classified as available-for-sale. Unrealized gains and losses on these investments are included as a separate component of accumulated other comprehensive income (loss), net of any related tax effect. The Company also has equity securities of private companies. These investments are included in other assets on the Company’s balance sheet and are carried at cost.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Declines in value that are judged to be other than temporary in nature are recognized in the Consolidated Statements of Income. For public company investments, a decline in the investment’s quoted market value that has lasted for more than six months is considered an other than temporary decline in value. The Company’s policy is the same for private company investments, however, their fair value is estimated. In estimating fair value, market conditions, offering prices, trends of earnings/losses, price multiples, financial position, new financing and other key measures are considered. The Company believes the estimates result in a reasonable reflection of the fair value of these investments.

Reserve for Merchant Credit Losses and Check Guarantee

The Company and its merchant alliances establish reserves for merchant credit losses, which arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant and the purchase price is refunded to the customer by the merchant. If the merchant is unable to grant a refund, the Company or, under limited circumstances, the Company and the processing bank, must bear the credit risk for the full amount of the transaction. Merchants may be unable to grant refunds due to their severe financial problems or bankruptcy. The Company estimates its potential loss for chargebacks based primarily on historical experience and other relevant factors. The risk of loss is often mitigated by obtaining collateral from merchants considered higher risk. At December 31, 2001 and 2000, the Company and its alliances had aggregate merchant credit loss reserves of $28.0 million and $23.4 million, respectively.

The majority of TeleCheck’s business involves the guarantee of checks received by merchants for a period of 30 days from the check date. Upon obtaining approval from TeleCheck to accept the check, the merchant will deposit the check in its bank account. TeleCheck earns a fee for each check it guarantees which is generally determined as a percentage of the check amount. If the check is returned, TeleCheck is required to purchase the check from the merchant at its face value and pursue collection from the check writer. At the time TeleCheck recognizes revenue, based on recent past history, a provision for estimated check returns net of anticipated recoveries is recorded. The estimated check returns and recovery amounts are subject to the risk that actual amounts returned and recovered in the future may not be consistent with recent past history. At December 31, 2001 and 2000, the Company had accrued warranty and accrued recovery balances of $28.3 million and $55.4 million, and $23.2 million and $29.7 million, respectively.

Derivative Financial Instruments

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities”, on January 1, 2001. The Company utilizes derivative instruments to mitigate interest rate, market and foreign currency risk, as discussed below and in Note 7. As a result of the adoption of SFAS 133, the Company recognizes all derivative financial instruments on the Consolidated Balance Sheets as assets or liabilities at fair value. Such amounts are recorded in either the “other assets” or “accounts payable and other liabilities” captions on the Consolidated Balance Sheets. Generally, changes in fair value are recognized immediately in earnings, unless the derivative qualifies as a hedge of future cash flows. For derivatives that qualify as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in stockholders’ equity as a component of other comprehensive income (OCI) then recognized in earnings in the period or periods the hedged item affects earnings.

SFAS 133 requires that, upon adoption, the transition adjustment be reported in net income or OCI, as appropriate, as the cumulative effect of a change in accounting principle. In accordance with the transition provisions of SFAS 133, the Company recorded a net-of-tax transition adjustment loss of $24.8 million in OCI and a net-of-tax transition adjustment loss of $2.7 million in earnings. Management does not believe that ongoing application of SFAS 133 will significantly alter the Company’s hedging strategies or impact its net income. However, its application will increase the volatility of OCI.

The transition adjustment recorded in OCI represented the recognition of all derivatives that are designated cash flow hedging instruments at fair value. The transition adjustment recorded in earnings represented purchased option costs that were derecognized from the balance sheet upon adoption.

        Prior to January 1, 2001, the Company also used interest rate swap and cap agreements and foreign currency options and forward exchange and swap contracts for hedging purposes. The interest rate swap and cap agreements were used to hedge certain exposures to changes in variable rates paid to certain payment services selling agents. For interest rate swaps and cap agreements, the net amounts paid or received and net amounts accrued through the end of the accounting period were included in revenue. Unrealized gains or losses on interest rate swap and cap contracts were not recognized in income. Gains or losses on any contracts terminated early were deferred and amortized to income over the remaining

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

average life of the terminated contracts. For foreign currency options and forward and swap contracts hedging forecasted transactions or firm commitments, respectively, the effects of movements in currency exchange rates on those instruments were recognized when the related operating revenue was recognized. Gains and losses on the foreign currency swap are offset by gains and losses on the foreign currency denominated debt. The discounts or premiums on the instruments were amortized to income over the lives of the contracts using the straight-line method. Realized gains and losses were included in other assets and accounts payable and other liabilities and recognized in income when the future transaction occurred or at the time the transaction was no longer expected to occur.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation which is computed using the straight–line method over the lesser of the estimated useful life of the related assets (generally three to ten years for equipment, furniture and leasehold improvements, and 30 years for buildings) or the lease term. Amounts charged to expense for the depreciation and amortization of property and equipment were $216.8 million in 2001, $229.4 million in 2000, and $249.1 million in 1999.

Goodwill and Other Intangibles

Goodwill represents the excess of purchase price over tangible and other intangible assets acquired less liabilities assumed arising from business combinations and is being amortized on a straight–line basis over estimated useful lives ranging from seven to 40 years except for goodwill acquired in business combinations consummated subsequent to June 30, 2001. SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), issued in June 2001, requires that goodwill acquired in a business combination after June 30, 2001, shall not be amortized. Goodwill attributable to such acquisitions amounted to $593.3 million. SFAS 142 requires that all other goodwill will cease to be amortized as of January 1, 2002. Goodwill amortization expense totaled $113.3 million in 2001, $97.5 million in 2000, and $99.2 million in 1999.

Other intangible assets consist primarily of contract costs and acquired contracts (rights to provide processing services to customers, acquired directly or through acquisitions) and capitalized conversion costs (contractually required systems and programming and other related costs to convert client accounts to FDC’s processing systems). Other intangible assets also include capitalized systems development costs (costs to create new platforms for certain of the Company’s information processing services) and, to a lesser extent, databases, copyrights, patents, acquired software, trademarks and noncompete agreements acquired in business combinations. Client contracts for which costs are capitalized generally provide for the payment by the client of minimum annual fees and contract termination penalties. Other intangibles are amortized on a straight–line basis over the length of the contract or benefit period, which generally ranges from three to 20 years. Other intangibles amortization expense totaled $308.3 million in 2001, $261.9 million in 2000, and $269.5 million in 1999.

The following table provides the components of other intangibles:

	Year Ended December 31,
	2001	2000

	(in millions)

Acquired contracts	$734.4	$509.1
Conversion costs	346.4	433.4
Contract costs	316.1	305.7
Developed software	285.9	219.2
Purchased or acquired software	190.0	115.5
Other	192.6	150.4

Gross other intangibles	2,065.4	1,733.3
Less accumulated amortization	(833.9)	(727.7)

Other intangibles, less accumulated amortization	$1,231.5	$1,005.6

        In accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long–Lived Assets to be Disposed Of” (“SFAS 121”), long-lived assets are reviewed for impairment whenever events indicate that their carrying amount may not be recoverable. In accordance with APB Opinion No. 17 “Intangible Assets”, enterprise goodwill is assessed for impairment when events, such as a significant decline in the profitability of an operating unit to which goodwill is associated, occur. In such reviews, estimated undiscounted future cash flows associated with these assets or operations

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

are compared with their carrying value to determine if a write–down to fair value (normally measured by discounting estimated future cash flows) is required.

Revenue Recognition

FDC recognizes revenues from its information and transaction processing services as such services are performed, recording revenues net of certain costs not controlled by the Company (primarily interchange fees charged by credit card associations of $1.9 billion in 2001, $1.6 billion in 2000, and $1.9 billion in 1999). Revenue from sales of other products and software are recognized upon delivery of the software and related documentation when the fees are fixed and determinable, collectibility is assessed as probable, and the Company has no ongoing obligations. In instances where the Company has ongoing obligations, the Company’s policy is to recognize revenue over the performance period.

Earnings Per Common Share

Earnings per common share amounts are computed by dividing net income amounts by weighted-average common stock and common stock equivalent shares (when dilutive) outstanding during the period. Amounts utilized in per share computations are as follows:

	Year Ended December 31,
	2001	2000	1999

	(in millions)
Weighted-average shares outstanding:
Basic weighted-average shares	389.1	406.9	427.7
Common stock equivalents	7.0	6.3	7.4
Convertible debentures	1.4	0.9	—

	397.5	414.1	435.1

Earnings add back related to convertible debentures	$1.8	$1.2	—

Diluted earnings per common share are computed based on weighted–average shares outstanding including the dilutive impact of shares issuable upon conversion of convertible debt and common stock equivalents which consist of outstanding stock options, warrants and restricted stock. The after-tax interest expense and issue cost amortization on convertible debt is added back to net income when common stock equivalents are included in computing diluted earnings per common share. The “if converted “ method is utilized in calculating diluted earnings per common share only when conversion is not conditional upon the occurrence of certain events

Foreign Currency Translation

The U.S. dollar is the functional currency for all FDC businesses except its operations in the United Kingdom and Australia and certain other smaller international operations. Foreign currency denominated assets and liabilities for these units are translated into U.S. dollars based on exchange rates prevailing at the end of each year, and revenues and expenses are translated at average exchange rates during the year. The effects of foreign exchange gains and losses arising from these translations of assets and liabilities are included as a component of OCI.

Stock Based Compensation

SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”), establishes accounting and reporting standards for stock based employee compensation plans (see Note 14). As permitted by the standard, FDC continues to account for such arrangements under APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and its related interpretations.

Advertising Costs

Advertising costs, included in “selling, general, and administrative” expenses, are expensed as incurred or at the first time the advertising takes place. Advertising expense for 2001, 2000 and 1999 was $182.5 million, $153.2 million, and $135.2 million, respectively.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gains on Issuance of Stock by Subsidiaries

At the time a subsidiary sells its stock to unrelated parties at a price in excess of its book value, the Company’s net investment in that subsidiary increases. If at that time, the subsidiary is not a newly-formed, non-operating entity, nor a research and development, start-up or development stage company, nor is there a question as to the subsidiary’s ability to continue in existence, the Company records the increase in its Consolidated Statements of Income. Otherwise, the increase is reflected in additional paid in capital in the Company’s Consolidated Statements of Stockholders’ Equity.

Note 2:    Divestitures, Restructuring, Litigation and Impairments

The Company divested and closed certain businesses and recorded restructuring, litigation settlements and impairment charges related both to ongoing operations and divestitures in the three years ended December 31, 2001 in order to focus on core businesses and to manage costs. Restructuring, merger and divestiture accruals are reviewed each period and balances in excess of anticipated requirements are reversed through the same Statement of Income caption in which they were originally recorded. Such reversals resulted from the favorable resolution of contingencies and changes in facts and circumstances. A summary of these items follows:

	Pre-tax (Gain) Charge Year Ended December 31,
	2001	2000	1999

	(in millions)

Net gain on business divestitures and associated impairments	—	$(186.0)	$(743.8)
Other impairment charges	$192.9	36.4	—
Restructuring	26.8	75.9	—
Business closure	11.4	—	13.5
Litigation settlement	—	12.0	36.1
Reversal of restructuring, merger and divestiture accruals	(46.3)	(9.6)	(21.6)

Total pre-tax (gain) charge, net	$184.8	$(71.3)	$(715.8)

2001 Activities

Business Divestitures and Associated Impairments—The Company sold its in-store branch banking business and a small technology solutions company in August and January 2001, respectively. There was no gain or loss realized on these sales in 2001.

Business Closure—During 2001, the Company discontinued a collection business, which resulted in a pre-tax loss of $11.4 million in June 2001 relating to the closure. The charge included $4.1 million for employee severance, $2.6 million for facility exit costs and an asset impairment charge of $4.7 million.

Other Impairment Charges—During 2001, the Company recorded a $142.8 million write-down of the Company’s investment in CheckFree Corporation (“CheckFree”) and a $50.1 million write-down of other investments, assets and goodwill, primarily related to investments in Excite@Home, e-commerce businesses and the SkyTeller business. The investment write-downs were based on declines in market value that were considered other than temporary. In estimating market value for the Company’s investments in non-publicly traded e-commerce businesses, the Company considered market conditions, offering prices, trends of earnings/losses, price multiples, financial position, new financing, and other key measures.

Restructuring—During 2001, the Company incurred restructuring charges of $26.8 million; $8.8 million related to payment services, $12.2 million related to merchant services, $2.8 million related to card issuing services, $1.1 million related to emerging payments and $1.9 million related to all other and corporate. These charges represent severance totaling $24.0 million and $2.8 million related to losses on lease terminations and a customer contract. Severance charges resulted from the termination of approximately 790 employees, representing approximately 3% of the Company’s workforce, due to the reorganization of various departments and the shutdown of certain facilities. During 2001, the Company utilized $12.9 million of the accrual, leaving a balance at December 31, 2001 of $13.9 million.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reversal of Restructuring, Merger and Divestiture Accruals—The Company reversed various divestiture reserves totaling $39.6 million, due to the passage of certain contractual indemnification provisions. These reversals related primarily to the divestiture of Investor Services Group, which was sold in the fourth quarter of 1999. During 2001 the Company recorded a benefit of $6.7 million related to certain excess restructuring reserves.

2000 Activities

Business Divestitures and Associated Impairments—In January 2000, the Company completed the sale of its Hogan Information Services business unit to Dolan Media Company for cash proceeds of $30.5 million. As a result of this transaction and the second quarter sale of another small business, the Company recognized a pre-tax gain of $5.4 million. In September 2000, the Company signed a letter of intent to sell a small subsidiary and, as a result, recorded an impairment charge of approximately $5.4 million. The sale was completed in January 2001.

In September 2000, FDC completed the merger of its joint venture, TransPoint, LLC, with CheckFree. The merger resulted in FDC receiving consideration of 6.6 million shares of CheckFree stock and recognizing a pre-tax gain of $186.0 million. The pre-tax gain reflects a $42 million cash contribution from FDC to TransPoint immediately prior to the merger.

Other Impairment Charges—In June 2000, the Company recorded an impairment charge of $2.8 million related to a customer contract. In December 2000, the Company recorded a $33.6 million write-down of its investment in Excite@Home due to a decline in the market value that was considered other than temporary.

Restructuring—Net restructuring charges of $75.9 million were recorded; $2.6 million related to payment services, $69.6 million related to card issuing services and $3.7 million related to all other and corporate. These charges represent net facility closure costs of $5.7 million (including a $3.9 million gain on the sale of a closed facility) and severance accruals of $70.2 million for approximately 3,800 employees resulting from the downsizing of certain operations. During 2001 and 2000, respectively, the Company utilized $41.8 million and $19.2 million of the accrual and, in 2001, recorded a $5.1 million reversal, leaving a balance at December 31, 2001 of $13.7 million versus $60.6 million at December 31, 2000.

Litigation, and Reversal of Restructuring, Merger and Divestiture Accruals—In August 2000, the Company accrued $12.0 million based on the preliminary settlement of a pending lawsuit. During 2000 the Company also recorded net benefits of $9.6 million, related to the true-up and reversals of certain previously recorded divestiture related accruals due to the passage of certain contractual indemnification provisions.

1999 Activities

Business Divestitures and Associated Impairments—In April 1999, the Company sold Innovis, Inc. (formerly Consumer Credit Associates, Inc.) to CBC Companies, Inc. for $20 million. Results for second quarter 1999 include recognition of a pre-tax benefit of $24.5 million for Innovis that relates primarily to the receipt of the net proceeds from its sale.

In May 1999, the Company sold its EBP Life business unit for $14.5 million in cash. As a result of this transaction, FDC recorded a pre-tax gain of $4.5 million in 1999. In July 1999, the Company completed the sale of its Donnelley Marketing subsidiary to infoUSA for cash proceeds of approximately $200 million. As a result of this transaction a pre-tax loss of $29.8 million was recognized in 1999.

In December 1999, the Company sold its Investor Services Group subsidiary to PNC Bank Corp. for cash proceeds of approximately $1.1 billion. This sale allows FDC to further concentrate its efforts on electronic payment services and e-commerce solutions. As a result of this sale, the Company recorded a pre-tax gain of $744.6 million and realized net after-tax cash proceeds of approximately $725.0 million.

Business Closure—In September 1999, the Company recorded a pre-tax loss of $13.5 million related to the termination of a joint venture. The charge consisted of severance accruals for approximately 60 employees of $7.0 million and other accrued exit costs (primarily a termination fee) of approximately $6.5 million. At December 31, 1999, the remaining accrual was $0.8 million and at December 31, 2000 it was $1.0 million. The accrual was fully utilized during 2001.

Litigation Settlement—In May 1999, the Company announced that its Western Union business unit received approval for a proposed settlement of all claims in several class action lawsuits pertaining to the Company’s U.S.-to-Mexico money transfer business. Under the terms of the proposed settlement, FDC established a charitable fund for the advancement of Mexican

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and Mexican-American causes in the amount of $4 million. In addition, Western Union will issue discount coupons to its customers who transferred money to Mexico from January 1, 1987 to August 31, 1999. FDC recorded pre-tax charges of $36.1 million in 1999 to reflect legal fees, the charitable fund and other outside administrative costs in connection with the settlement. Future discounts related to coupon redemption will be recorded as incurred. This settlement received final approval and judgment in December 2000. At December 31, 1999, 2000 and 2001 the remaining accrual was $22.5 million, $18.3 million and $19.5 million, respectively.

Reversal of Restructuring, Merger and Divestiture Accruals—The Company reversed $9.6 million of merger reserves, $6.5 million of restructuring reserves and $5.5 million of divestiture reserves in 1999. These reversals resulted primarily from the favorable resolution of a contingency related to the 1995 merger with First Financial Management Corporation, a delay in closure of a leased operating facility and the expiration of contractual indemnification provisions.

The following summarizes activity with respect to the Company’s restructuring activities for the years ended December 31 (in millions):

	2001	2000
Expense Provision:
Employee severance	$24.0	$70.2
Facility closure	2.5	9.6
Other exit costs	0.3	—

	26.8	79.8

Cash Payments and Other:
2001	12.9	41.8
2000	—	19.2

	12.9	61.0

Reversals:
2001 *	—	5.1

Remaining accrual at December 31, 2001:
Employee severance	12.0	8.9
Facility closure	1.9	4.8

	$13.9	$13.7

*    Does not include $1.6 million of reversals in 2001 relating to 1998 restructuring reserves.

There were no restructuring activities in 1999.

Note 3:    Business Combinations and Asset Acquisitions

	Initial Consideration
Businesses and Assets Acquired	Month	Total(a)	Cash

(in millions)

2001:
Nihon joint venture	January	$15.2	$15.2
BidPay.com	February	27.0	27.0
TASQ Technology, Inc.	March	176.1	176.1
FEXCO	March	65.0	65.0
PaySys International, Inc.	April	135.7	135.7
Achex, Inc.	July	32.0	32.0
NYCE Corporation	August	353.1	353.1
Taxware International, Inc.	August	39.6	32.1
Encorus Technologies	November	21.3	21.3
Cardservice International, Inc.	December	282.5	123.8
Five other acquisitions		15.8	15.8

		$1,163.3	$997.1

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2000:
Canada Trust merchant portfolio	August	$22.7	$22.7
Bank alliance programs		63.1	38.6
Two other acquisitions		13.5	13.5

		$99.3	$74.8

1999:
Transaction Processing Services	April	$8.0	$8.0
State Street Global Advisors (b)	April	13.0	13.0
Paymentech, Inc.	July	420.0	420.0
U.S. Processing, LLC	September	10.1	10.1
Six other acquisitions		29.6	29.2

		$480.7	$480.3

(a)
Other consideration, not separately listed in the table or described above, consists of subsidiary equity, promissory notes and other amounts payable of $166.2 million in 2001, $24.5 million in 2000 and $0.4 million in 1999.

(b)	Acquired by Investor Services Group which was sold in December 1999.

2001 Acquisitions

The Nihon joint venture, in which the Company has a 35% ownership interest, provides third party credit card processing services. Bidpay.com, Inc. is a provider of Internet payment services to online auction markets. The Company acquired a 90% ownership interest in TASQ Technology, Inc., an industry leader in point-of-sale (POS) deployment operations. The Company acquired a 23% ownership interest in FEXCO, a money transfer agent and one of Ireland’s largest financial services companies. PaySys International, Inc. (“PaySys”) sells card processing software in more than 35 countries for bank, retail, and private label cards. Achex, Inc. is an internet payment services provider. The Company acquired approximately a 64% ownership interest in NYCE, which is a debit card processor that serves 48 million cardholders through 44,000 ATM’s and 270,000 point-of-sale locations. Taxware International, Inc. (“Taxware”) is a provider of worldwide commercial tax compliance systems. Consideration given for Taxware included a 3% ownership interest in govONE Solutions LP valued at $7.5 million. Encorus Technologies is a provider of mobile payment services.

In December 2001, FDC acquired the remaining 50% ownership interest in Cardservice International, Inc. (“CSI”), for approximately $282.5 million, $123.8 million in cash, $123.8 million in a promissory note and $34.9 million in deferred purchase price. CSI markets and services electronic credit and debit card authorization and payment systems to retail merchants. Revenue and expenses have been restated to the beginning of 2001 to reflect CSI, which was previously accounted for under the equity method of accounting, as a consolidated subsidiary for the full year.

Other acquisitions for 2001 include the acquisition of four merchant portfolios, a gift card services company, an online payments provider and a transaction processing business for local, state and federal governmental entities.

The pro forma impact of all 2001 acquisitions on net income would not be material. Revenues attributable to these acquisitions, including the impact of retroactively consolidating the results of CSI, was $329.2 million for 2001.

2000 Acquisitions

First Data Loan Company Canada serves as the acquiring entity for the Canada Trust merchant portfolio, which was acquired in 2000. In addition, other acquisitions for 2000 include the acquisition of a remittance processing business.

        In September 2000, FDC obtained a controlling interest in the joint venture formed in 1998 among FDC, BA Merchant Services, Inc. and USA Processing (“BMCF”) into which the Company contributed the assets of First Data Financial Services (“FDFS”) acquired in early 1998. The Company increased its ownership interest in this joint venture to 67%. The $45 million cost of the additional ownership interest (of which $24.5 million is in the form of a promissory note) is included within the $63.1 million for bank alliance programs in the foregoing table. The remaining $18.1 million relates to the Company’s purchase of a bank alliance partner’s 50% interest in a merchant portfolio.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1999 Acquisitions

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

In July 1999, the Company completed the acquisition of Paymentech, Inc’s 16.4 million publicly held shares (45% of total outstanding shares) for a cash payment of approximately $420 million. Bank One owns all of the remaining shares (55% of outstanding shares). In conjunction with this transaction, Paymentech’s operations were combined with the existing Bank One/First Data alliance, BancOne Payment Services, LLC.

All of the above business combinations and asset acquisitions have been accounted for as either purchases or investments in affiliates accounted for using the equity method of accounting. The following table outlines the assets acquired and liabilities assumed (at date of acquisition):

	Year Ended December 31,
	2001	2000	1999

	(in millions)

Fair value of net assets acquired	$1,163.3	$99.3	$480.7
Less non-cash consideration	(166.2)	(24.5)	(0.4)
Less cash acquired	(42.6)	(21.9)	(0.5)

Net cash paid for acquisitions	$954.5	$52.9	$479.8

The acquisition of FEXCO has been reflected as a $65.0 million investment in affiliate, accounted for under the equity method. The $54.9 million excess of purchase price over FDC’s 23% interest in the tangible net assets of FEXCO is being amortized over the estimated 15 year remaining life of the underlying intangibles, including goodwill. The acquisition of Paymentech has been reflected as a $420.0 million investment in affiliate, accounted for under the equity method. The $416.7 million excess of purchase price over FDC’s 45% interest in the tangible net assets of Paymentech is being amortized over the estimated 20 year remaining life of the underlying intangibles, including goodwill.

The remaining fair value of net assets acquired in 2001, excluding the equity method investments noted above, includes initial amortizable goodwill of $278.8 million, with useful lives of 7 to 25 years, non-amortizable goodwill associated with acquisitions occurring after June 30, 2001 of $593.3 million and other intangibles of $313.8 million (primarily acquired contracts and tradenames), with useful lives of 3 to 25 years. The aggregate amount of goodwill and other intangibles for 2000 and 1999 was $95.8 million and $50.3 million, respectively. The initial goodwill in 2001 consists of deductible goodwill of $64.9 million and nondeductible goodwill of $807.2 million. The payment services segment recorded deductible and nondeductible goodwill of $26.2 million and $3.9 million, respectively. The emerging payments segment recorded deductible and nondeductible goodwill of $38.7 million and $19.5 million, respectively. The remaining nondeductible goodwill was recorded as follows; merchant services segment $658.1 million, card issuing segment $98.3 million and all other and corporate $27.4 million. FDC recorded exit liabilities of $0.2 million and $0.1 million in 2000 and 1999, respectively. No exit liabilities were recorded in 2001. At December 31, 2001 and 2000, FDC had total remaining acquisition reserves of $7.6 million and $8.1 million, respectively. Some of the purchase price allocations are preliminary. The Company does not expect any significant adjustments to the preliminary purchase price allocations.

The terms of certain of the Company’s acquisition agreements provide for additional consideration to be paid if the acquired entity’s results of operations exceed certain targeted levels. Targeted levels are generally set substantially above the historical experience of the acquired entity at the time of acquisition. Such additional consideration is paid in cash and with shares of the Company’s common stock or subsidiary equity, and is recorded when earned as additional purchase price. Additional consideration was paid totaling $85.8 million in 2001 (including $52.9 million in the form of FDC common stock), $47.2 million in 2000, and $32.3 million in 1999. The maximum amount of remaining contingent consideration consists of 3 million shares of a subsidiary’s common equity (current value of $7.5 million) and $59.6 million (payable through 2005), of which $31.7 million was earned in 2001 and accrued at December 31, 2001.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4:    Investments in Affiliates

Operating results include the Company’s proportionate share of income from affiliates, which consist of unconsolidated investments and joint ventures accounted for under the equity method of accounting. The most significant of these affiliates are related to the Company’s merchant alliance program.

A merchant bank alliance is a joint venture between FDC and a financial institution that combines the expertise of the Company with the visibility and distribution of the bank. The joint ventures acquire credit and debit card transactions from merchants. The Company provides processing and other services to the joint ventures and charges fees to the joint venture primarily based on contractual transaction based pricing. These fees have been separately identified on the face of the Consolidated Statements of Income. See Note 11 for further discussion of the relationship between the Company, the alliances and the alliance partners. At December 31, 2001, there were twelve affiliates, including eight merchant alliances, accounted for under the equity method of accounting.

A summary of financial information for the merchant alliances and other affiliates accounted for under the equity method of accounting is as follows:

	December 31,
	2001	2000

	(in millions)

Total assets	$4,552.6	$3,446.0
Total liabilities	3,638.6	2,594.5

	Year Ended December 31,
	2001	2000	1999

	(in millions)

Net operating revenues	$1,480.7	$1,403.0	$1,046.8
Operating expenses	948.3	966.6	837.5
Operating income	532.4	436.4	209.3
Net income	463.5	377.9	177.4
FDC share of net income	225.8	186.2	110.8

The primary components of assets and liabilities are settlement related accounts as described in Note 5 below.

Amounts presented herein do not include amortization of $41.9 million, $50.9 million, and $26.4 million for the years ended December 31, 2001, 2000 and 1999, respectively, related to the excess of FDC’s investment over its proportionate interest in the net assets of the joint venture. This difference, which amounted to $614.7 million and $655.3 million at December 31, 2001 and 2000, respectively, is amortized over the estimated useful lives of the underlying intangible assets. The 2001 amounts do not include the former CSI alliance as it was consolidated for all of 2001.

Note 5:    Settlement Assets and Obligations

Settlement assets and obligations result from FDC’s processing services and associated settlement activities, including settlement of payment transactions. Settlement assets are generated principally from payment instrument sales (primarily official checks and money orders) and merchant services transactions. FDC records corresponding settlement obligations for amounts payable to merchants and for payment instruments not yet presented for settlement. The difference in the aggregate amount of such assets and liabilities is primarily due to unrealized net investment gains and losses, which are reported as OCI in stockholders’ equity. The principal components of FDC’s settlement assets and obligations are as follows:

	December 31,
	2001	2000

	(in millions)
Settlement assets:
Cash and cash equivalents	$3,893.1	$2,568.1
Investment securities	8,434.8	6,613.9
Due from card associations	344.5	319.3
Due from selling agents	494.5	315.3

	$13,166.9	$9,816.6

Settlement obligations:
Payment instruments outstanding	$10,659.7	$8,235.3
Card settlements due to merchants	836.5	529.8
Due to selling agents	1,604.4	1,008.1

	$13,100.6	$9,773.2

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash equivalents consist of short–term time deposits, commercial paper and other highly liquid investments. See Note 6 for information concerning the Company’s investment securities.

FDC generates revenues from its investment of certain settlement assets, a substantial majority of which are cash equivalents and investment securities within the Company’s payment services business. Payment services investment portfolio balances averaged $10.0 billion in 2001, $7.8 billion in 2000, and $7.8 billion in 1999. Investment revenues (before commissions to certain selling agents) from payment services portfolios totaled $466.3 million in 2001, $411.7 million in 2000, and $387.4 million in 1999 ($637.3 million, $564.2 million, and $538.9 million, respectively, on a pre-tax equivalent basis).

Note 6:    Investment Securities

Investment securities are a principal component of the Company’s settlement assets, and represent the investment of funds received by FDC from the sale of payment instruments (principally official checks and money orders) by authorized agents. The Company also maintains various other investments, primarily equity securities, which are classified as available-for-sale and carried at fair market value of $230.8 million at December 31, 2001 and $345.2 million at December 31, 2000. During 2000 FDC completed the merger of its joint venture, TransPoint, LLC, with CheckFree. The merger resulted in FDC receiving consideration of 6.6 million shares of CheckFree stock and recognizing a pre-tax gain of $186.0 million. In September 2001, the Company recorded a $142.8 million impairment charge for the Company’s investment in CheckFree due to a decline in market value that was considered other than temporary. In addition, the Company has investments in equity securities and other investments that are not publicly traded which are carried at cost of $54.1 million and $71.7 million at December 31, 2001 and 2000, respectively. See Note 2 for additional discussion of write-down of investments.

Within settlement assets, virtually all of FDC’s investment securities are debt securities, most of which have maturities greater than one year. At December 31, 2001, 54% of these debt securities mature within five years and 97% within 10 years. Realized pre-tax gains from the sale of these investment securities were $34.4 million for 2001, $12.3 million for 2000 and $0.4 million for 1999. The Company received proceeds from these sales of $1,324.3 million, $853.5 million and $28.4 million in 2001, 2000 and 1999, respectively.

The principal components of investment securities, which are carried at fair value, are as follows:

	Fair Value	Amortized Cost	Net Unrealized Gain (Loss)

		(in millions)
December 31, 2001
State and municipal obligations	$8,123.0	$8,052.9	$70.1
Corporate bonds	27.8	29.0	(1.2)
Adjustable rate mortgage-backed securities	117.7	119.6	(1.9)
Other	454.2	491.2	(37.0)

Totals	$8,722.7	$8,692.7	$30.0

December 31, 2000
State and municipal obligations	$5,769.9	$5,716.6	$53.3
Corporate bonds	502.6	505.9	(3.3)
Adjustable rate mortgage-backed securities	168.1	170.3	(2.2)
Other	590.2	616.1	(25.9)

Totals	$7,030.8	$7,008.9	$21.9

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7:    Nonderivative and Derivative Financial Instruments

Nonderivative financial instruments

Concentration of credit risk

FDC maintains cash and cash equivalents, investment securities and certain hedging arrangements (for specified purposes) with various financial institutions. The Company limits its concentration of these financial instruments with any one institution, and periodically reviews the credit standings of these institutions. FDC has a large and diverse customer base across various industries, thereby minimizing the credit risk of any one customer to FDC’s accounts receivable amounts. In addition, each of the Company’s business units perform ongoing credit evaluations of their customers’ financial condition.

Management of nonderivative financial instrument risks

FDC does not hold or issue financial instruments for trading purposes. FDC encounters credit and market risks related to the Company’s financial instruments, principally its investment securities. The Company attempts to mitigate credit risk by making high quality investments. Substantially all of its long–term debt investment securities have credit ratings of “AA” or better from a major rating agency. FDC maintains a large portion of its settlement assets in cash and cash equivalents, thereby mitigating market risks (such as a reduction in the fair value of long–term investment securities due to rising interest rates) that could impact the Company’s funding of its settlement obligations.

Hedge of a net investment in a foreign operation

The Company has a net investment of approximately $13.3 million in a Japanese entity. In order to eliminate the impact of foreign currency movements on the Company’s financial position, the Company hedged its Japanese yen (yen) exposure with a nonderivative debt instrument denominated in yen having a value of approximately $13 million at December 31, 2001.

The notional amount of the debt matches the notional amount of the net investment in the Japanese entity. The Company designated the nonderivative debt instrument as a hedge of the net investment in the Japanese entity. Accordingly, no hedge ineffectiveness results from the transaction. The amount the Company realized in OCI for the year ended December 31, 2001 offsetting the foreign currency translation loss on the investment was immaterial.

Fair value of financial instruments

Carrying amounts for certain of FDC’s financial instruments (cash and cash equivalents and short–term borrowings) approximate fair value due to their short maturities. These instruments are not in the following table, which provides the estimated fair values of other nonderivative financial instruments.

	December 31,
	2001		2000 *
	Carrying Value	Fair Value	Carrying Value		Fair Value

	(in millions)
Nonderivative financial instruments:
Long-term investment securities	$8,722.7	$8,722.7		$7,030.8	$7,030.8
Long-term debt	2,684.8	2,786.5		975.2	969.1
Derivative financial instruments:
Interest rate swaps related to commissions payable, net	$(135.5)	$(135.5)	$		$(29.8)
Interest rate and foreign currency swaps related to fixed rate debt	(52.7)	(52.7)		—	(16.9)
Costless collars used to hedge investment in certain equity securities	39.6	39.6		—	—
Foreign currency options and forward contracts	(9.1)	(9.1)		5.8	4.7

*	Prior to the adoption of SFAS 133, the Company’s derivative instruments were off-balance sheet.

The estimated fair values of nonderivative financial instruments are based primarily on market quotations whereas the estimated fair values of derivative financial instruments are based on dealer quotations. Accordingly, these estimated values may not be representative of actual values that could have been realized as of the year–end dates or that will be realized in the future.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivative financial instruments

Accounting for Derivative Instruments and Hedging Activities

The Company utilizes certain derivative financial instruments to enhance its ability to manage risks that exist as part of ongoing business operations. Effective January 1, 2001, with the adoption of SFAS 133, the Company recognizes all derivatives on the balance sheet at their fair value. The estimated fair value of the derivatives is based primarily on dealer quotations. The Company presently uses derivatives to mitigate cash flow risks with respect to forecasted transactions and changes in interest rates and fair value risk related to changes in foreign exchange and interest rates. On the date the derivative contract is entered into, the Company designates the derivative as a hedge of a forecasted transaction (cash flow hedge) or as a hedge of a change in fair value (fair value hedge). Changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge are recorded in OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge are generally recorded immediately in earnings along with the corresponding change in fair value of the hedged item. Changes in the fair value of a derivative that is not designated as a hedge would be recorded immediately in earnings.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to forecasted transactions and linking the fair value hedge to the existing liability. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows or fair value of the hedged items. If it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, the Company will discontinue hedge accounting prospectively for such derivative.

Risk Management Objectives and Strategies

The Company is exposed to various financial and market risks, including those related to changes in interest rates, foreign currency rates and equity prices that exist as part of ongoing business operations. The Company utilizes certain derivative financial instruments to enhance its ability to manage these risks. Derivative instruments are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company does not enter into contracts for speculative purposes.

The Company’s policy is to minimize its cash flow exposure to adverse changes in interest rates, foreign currency exchange rates and equity prices. The Company’s objective is to engage in risk management strategies that provide adequate downside protection.

Credit Risk

FDC does not believe that its derivative financial instruments expose it to more than a nominal amount of credit risk, as the counterparties are established, well-capitalized financial institutions with a major rating agency credit rating of “A” or better. The credit risk inherent in these agreements represents the possibility that a loss may occur from the nonperformance of a counterparty to the agreements. The Company monitors the credit risk of these counterparties and the concentration of its contracts with any individual counterparty. FDC anticipates that the counterparties will be able to fully satisfy their obligations under the agreements. FDC’s exposures are in liquid currencies (euros, British pounds and Australian dollars) and active equity markets, so there is minimal risk that appropriate derivatives to maintain the hedging program would not be available in the future.

Cash Flow Hedges

Interest Rate Derivatives

A portion of the Company’s payment services business involves the payment of commissions to selling agents that are computed based on short–term, primarily three-month, interest rates. These agreements expose the Company to variability in commission expense due to changes in interest rates. The Company has interest rate swap agreements, which serve to effectively convert the variable rate commissions paid to agents to fixed rate amounts while the Company receives payments principally based on three-month variable rates. The aggregate notional amount of these interest rate swap agreements was $4.8 billion and $3.9 billion at December 31, 2001 and 2000, respectively. The notional amount represents the portion of future agent commissions hedged by these interest rate swaps.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The critical terms of the interest rate swap and the hedged commission payment obligation are the same. Accordingly, no ineffectiveness arises relating to these cash flow hedges. Changes in the fair value of interest rate swaps designated as hedging instruments of the variability of cash flows associated with floating rate, commission payment obligations are reported in OCI. These amounts subsequently are reclassified into revenue in the same period in which the commissions are paid. As of December 31, 2001, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with interest rate risk is 11 years. More than 97% of these interest rate swaps expire in 7 years or less. During the year ending December 31, 2002, approximately $10.2 million of losses in OCI related to the interest rate swaps are expected to be reclassified into revenue. However, the loss recognized on the interest rate swaps is expected to be offset by a decrease in commission expense.

Foreign Currency Derivatives

The Company’s cash flows are exposed to foreign currency risk from transactions denominated in foreign currencies, primarily the euro, British pound (pound) and Australian dollar. The Company utilizes foreign currency options, forward exchange contracts and currency swaps, which qualify as cash flow hedges to mitigate some of this risk. These are intended to offset the effect of exchange rate fluctuations on forecasted sales, intercompany royalties expected to occur over the next 12 months and long-term debt that matures March 11, 2004. Gains and losses on the derivatives are intended to offset losses and gains on the hedged transactions in an effort to reduce the earnings volatility resulting from fluctuating foreign currency exchange rates.

The aggregate notional amount of the foreign currency put options was 10.0 million euros and 175.0 million euros and 12.0 million pounds and 30.0 million pounds at December 31, 2001 and 2000, respectively. The aggregate notional amount of the euro foreign currency forward sale contracts was 180.8 million euros and 16.0 million euros at December 31, 2001 and 2000, respectively. The aggregate notional amount of the pounds foreign currency forward sale contracts was 12.0 million pounds at December 31, 2001. The Company did not have any foreign currency forward sale contracts denominated in pounds at December 31, 2000. The aggregate notional amount of the foreign currency swap was $158.4 million Australian dollars at December 31, 2001 and 2000. The notional amount represents the portion of forecasted foreign currency denominated revenues, intercompany royalties or long-term debt hedged by the option and forward and swap contracts.

Since the critical terms of the options, forward and swap contracts and the hedged transactions are the same, the amount of ineffectiveness relating to these cash flow hedges is immaterial. Changes in the fair value of the options and forward contracts designated as hedging instruments of the variability of cash flows associated with foreign currency risk are reported in OCI. These amounts subsequently are reclassified into revenue or expense in the same period in which the foreign currency transactions occur. As of December 31, 2001, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with foreign currency risk is one year for revenues and intercompany royalties and 27 months with respect to the long-term debt. During the year ending December 31, 2002, approximately $9.1 million of losses in OCI related to the options and forward contracts are expected to be reclassified into revenue.

Other Cash Flow Hedges

The Company holds investments in equity securities of certain publicly traded companies and has hedged the anticipated future cash flows related to certain of these investments through the use of costless collars (the sale of a call option on the investment shares, combined with the purchase of a put option on the same amount of shares). At December 31, 2001, the fair value of the underlying shares subject to the collars was $52.2 million as compared to the aggregate put value of $97.9 million. The Company did not have any costless collars at December 31, 2000. Based upon the Company’s intent to sell the underlying shares upon the maturities of the collars, the collars qualify, and have been designated, as cash flow hedges. Since the critical terms of the costless collars match the critical terms of the investment, any mark-to-market changes in the underlying shares are recorded as an adjustment to OCI and will subsequently be reclassified into earnings in the periods the costless collar settle.

As of December 31, 2001, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with certain equity securities is five years. The costless collars begin to settle at various dates beginning in 2004. Accordingly, no amounts are expected to be reclassified into income or expense during the year ended December 31, 2002.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value Hedges

Interest Rate Swaps

During 2001, the Company entered into certain interest rate swap agreements to hedge the exposure of changes in fair value resulting from certain fixed rate debt. Under these agreements, the Company swapped certain fixed rate debt to floating rate debt. Changes in the fair value of the interest rate swap will offset changes in the fair value of the debt. Accordingly, there is no ineffectiveness related to these interest rate swaps.

The aggregate notional amount of these interest rate swaps was $1.15 billion and $100 million at December 31, 2001 and 2000, respectively. The notional amount represents the amount of long-term debt, subject to the interest rate swaps.

Accumulated Derivative Gains or Losses

The following table summarizes activity in other comprehensive income related to derivatives classified as cash flow hedges held by the Company during the period from January 1, 2001 (the date of adoption of SFAS 133) through December 31, 2001:

Cumulative effect of adopting SFAS 133 as of January 1, 2001	$(24.8)
Less: Reclassifications into earnings from other comprehensive income	46.3

21.5
Changes in fair value of derivatives – loss	(90.6)

Accumulated loss included in other comprehensive income	$(69.1)

Note 8:    Income Taxes

	Year Ended December 31,
	2001	2000	1999

	(in millions)
Components of pre-tax income before cumulative effect of a change in accounting principle:
Domestic	$1,181.4	$1,262.8	$1,767.6
Foreign	30.0	45.5	57.8

	$1,211.4	$1,308.3	$1,825.4

Provision for income taxes before cumulative effect of a change in accounting principle:
Federal	$281.6	$329.5	$494.2
State and local	49.1	42.5	114.7
Foreign	6.1	6.7	16.8

	$336.8	$378.7	$625.7

The Company’s effective tax rates differ from statutory rates as follows (differences are calculated by excluding the impact of restructuring, business divestitures, litigation and impairment items, the impact of which is separately disclosed):

	Year Ended December 31,
	2001	2000	1999
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.4	2.4	2.7
Nondeductible amortization of intangible assets	2.0	1.9	2.0
Interest earned on municipal investments	(7.8)	(8.0)	(9.3)
Restructuring, business divestitures, litigation and impairment items	(1.2)	0.4	4.9
Other	(2.6)	(2.7)	(1.0)

Effective tax rate	27.8%	29.0%	34.3%

FDC’s income tax provisions consist of the following components:

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31,
	2001	2000	1999

	(in millions)

Current	$307.6	$327.1	$620.8
Deferred	29.2	51.6	4.9

	$336.8	$378.7	$625.7

Income tax payments of $270.7 million in 2001 are less than current expense primarily due to tax benefits recorded directly to equity for the exercise of stock options in 2001. Income tax payments of $569.9 million in 2000 are greater than current expenses and income tax payments of $266.6 million in 1999 are less than current expense primarily because tax on the disposition of First Data Investor Services Group was not due until the first quarter of 2000.

Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the book and tax bases of the Company’s assets and liabilities. There was no valuation allowance in 2001 or 2000. Net deferred tax liabilities are included in accounts payable and other liabilities in FDC’s Consolidated Balance Sheets. The following table outlines the principal components of deferred tax items:

	December 31,
	2001	2000

	(in millions)

Deferred tax assets related to:
Accrued expenses	$181.4	$184.9
Pension obligations	31.3	16.2
Employee related liabilities	51.7	51.8
Deferred revenues	5.0	4.4
Unrealized hedging and securities loss, net	40.8	5.7
Other	32.6	17.9

	342.8	280.9

Deferred tax liabilities related to:
Property, equipment and intangibles	(385.3)	(297.4)
Sale/exchange of equity interest in affiliates	(90.8)	(78.7)
Other	(54.3)	(26.1)

	(530.4)	(402.2)

Net deferred tax liabilities	$(187.6)	$(121.3)

Note 9:    Borrowings

	December 31,
	2001	2000

	(in millions)

Short-Term Borrowings:
Commercial paper	$278.4	$780.1
Extendable commercial notes	—	74.7
Other short-term borrowings	138.9	—

Long-Term Debt:
Medium-term notes	347.5	397.0
6 3/4% Notes due 2005	199.4	199.2
6 5/8% Notes due 2003	199.9	199.8
5 5/8% Notes due 2011	644.1	—
4 7/10% Notes due 2006	646.3	—
4 7/8% Convertible notes due 2005	50.0	50.0
2% Senior convertible notes due 2008	534.8	—
Floating rate note	100.0	100.0
Other long-term debt	15.5	29.2
Adjustments to carrying value for mark-to-market of interest rate and foreign currency swaps	(52.7)	—

	$3,102.1	$1,830.0

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s commercial paper borrowings during the years ended December 31, 2001 and 2000 had weighted–average interest rates of 2.0% and 6.5%, respectively.

The Company has a $1.5 billion commercial paper program that is supported by a $1.1 billion revolving credit facility (“the facility”), which expires on November 3, 2005. As of December 31, 2001, the Company had $278.4 million of commercial paper borrowings outstanding under the program. Interest rates for borrowings under the facility are based on market rates. The facility contains customary covenants which are not expected to significantly affect FDC’s operations. At December 31, 2001, the Company was in compliance with all of these covenants.

In November 1999, the Company established a $300 million extendable commercial notes (“ECN”) program. As of December 31, 2001, there were no outstanding notes under the ECN program.

In conjunction with the purchase of the remaining 50% ownership in Cardservice International in December 2001, the Company issued a promissory note in the amount of $123.8 million that was paid in January 2002.

In addition, FDC has uncommitted bank credit lines of $250.0 million. The interest rates for borrowings under the credit lines are based on market rates. As of December 31, 2001, there were no borrowings outstanding under these credit lines.

In November 2001, the Company issued $650 million of 4 7/10% senior notes due 2006 and $650 million of 5 5/8% senior notes due 2011 and received net proceeds of $646 million and $644 million, respectively. The proceeds from these offerings were used to repay outstanding commercial paper, fund acquisitions and repurchase common stock. Interest on the notes, which are public debt offerings, is payable semi-annually in arrears. The notes do not have sinking fund obligations. In conjunction with the November 2001 debt offerings, the Company entered into several five-year interest rate swaps to receive interest at a fixed rate of 4 7/10% and to pay interest at a variable rate equal to LIBOR plus 0.1738%. The Company expects the change in the fair value of the interest rate swaps to offset changes in the fair value of the fixed rate debt due to market interest rate changes. At December 31, 2001, the interest rate swap effectively decreased the fair value of the $646.3 million 4 7/10% term notes by $25.5 million.

In the first quarter of 2001, the Company issued $542 million of 2% Senior Convertible Contingent Debt Securities due 2008 (“CODES”), and received net proceeds of $534 million. The securities are contingently convertible into approximately 6.62 million shares once certain conditions are satisfied based upon the trading price of the Company’s common stock and/or the CODES. The CODES are redeemable at the option of the Company commencing March 1, 2004 and at the option of holders of the CODES on March 1, 2004 and 2006. Interest is payable semi-annually in arrears. The securities do not have sinking fund obligations.

The available shelf registration at December 31, 2000 was fully utilized in 2001. During 2001 the Company filed a $1.5 billion shelf registration facility providing for the issuance of debt and equity securities (of which $200 million remained available as of December 31, 2001).

During March 1999, the Company entered into a $100 million, 5-year maturity debt financing (“Floating rate note”) with a floating interest rate based on LIBOR. Under certain circumstances the financing may be prepaid. The debt and interest are denominated in Australian and New Zealand dollars, respectively. Through a series of currency swap agreements the Company’s obligations have been effectively converted to U.S. dollar denomination. At December 31, 2001, the foreign currency swap decreased the fair value of the $100 million floating rate note by $21.1 million.

The outstanding medium–term notes have interest rates ranging from 5.80% to 6.38% and are due at various dates through 2008. Interest on the 6 5/8% and 6 3/4% term notes, which are public debt offerings, is payable semi–annually in arrears. These notes do not have sinking fund obligations and they are not redeemable prior to maturity.

In 2001, the Company entered into two interest rate swaps to receive interest at the fixed rates of 6 5/8% and 6 3/4%, respectively, and to pay interest at variable rates equal to LIBOR plus 3.52% and 2.415%, respectively. The Company expects the changes in the fair value of the interest rate swaps to offset changes in the fair value of the fixed rate debt due to market interest rate changes. At December 31, 2001, the interest rate swaps effectively decreased the fair value of the $199.9 million 6 5/8% term notes and $199.4 million 6 3/4% term notes by $1.4 million and $4.7 million, respectively.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 1998, in conjunction with the execution of a card issuing services processing contract, the Company issued a seven-year $50 million convertible debenture at an interest rate of 4 7/8%. Subject to customary covenants and conditions, the note is not redeemable prior to maturity. The note is convertible into approximately 1.37 million shares.

Aggregate annual maturities of long–term debt are $1.5 million in 2002, $199.9 million in 2003, $114.3 million in 2004, $249.4 million in 2005, $646.3 million in 2006 and $1,526.1 million in all periods thereafter. The Company paid interest amounts totaling $111.5 million in 2001, $97.2 million in 2000, and $103.1 million in 1999.

Some of the Company’s borrowing agreements have certain restrictive covenants which may include limitations on the amount of subsidiary indebtedness, the allowance of liens, entering sale and leaseback transactions, the declaration of dividends by the Company’s subsidiaries, and certain fundamental changes by the Company. The Company would also be in default if the Company failed to pay certain obligations or failed to maintain an interest coverage ratio of not less than 2.5 to 1. The Company’s current interest coverage ratio is 11.1 to 1. The Company expects to continue to comply with all of its debt covenants.

Note 10:    Supplemental Balance Sheet Information

	December 31,
	2001	2000

	(in millions)
Property and equipment:
Land	$32.2	$26.6
Buildings	203.3	190.6
Leasehold improvements	142.8	138.0
Equipment and furniture	1,468.8	1,323.1

	1,847.1	1,678.3

Less accumulated depreciation and amortization	(1,192.2)	(1,054.0)

	$654.9	$624.3

Other assets:
Investments	284.9	$416.9
Derivative financial instruments	65.6	—
Prepaid expenses	121.6	58.9
Invent ory	79.3	47.6
Other	121.5	131.5

	$672.9	$654.9

Accounts payable and other liabilities:
Accounts payable and accrued expenses
Compensation and benefit liabilities	237.3	202.7
Assumed Western Union pension obligations	67.3	43.5
Accrued costs of businesses acquired (including deferred acquisition consideration)	104.7	83.5
Income taxes payable	216.2	286.4
Deferred income taxes	187.6	121.3
Minority interest	198.4	126.3
Derivative financial instruments	223.3	—
Other liabilities	310.1	357.8

	$2,189.6	$1,964.2

Note 11:    Related Party Transactions

Merchant Alliances

A substantial portion of the Company’s business within the merchant services segment is conducted through merchant alliances. These alliances are joint ventures between the Company and financial institutions. No directors or officers of the Company have ownership interests in any of the alliances. The formation of each alliance generally involves each of the

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company and its partner contributing contractual merchant relationships to the alliance and a cash payment from one partner to the other to achieve the desired ownership percentage for each partner. Concurrent with the negotiations surrounding this process, the Company and its partner negotiate a long-term processing services agreement. This agreement governs the Company’s provision of transaction processing services to the alliance. The Company, therefore, has two revenue streams from these alliances, its share of the alliance’s net income and the processing fees it charges to the alliance. The processing fees are based on transaction volumes and unit pricing as contained in the processing services agreement negotiated with the alliance partner.

If the Company has majority ownership and control over an alliance, the alliance’s financial statements are consolidated with those of the Company and the processing fee is treated as an intercompany transaction that is eliminated upon consolidation. If the Company does not have a controlling ownership interest in an alliance, it uses the equity method of accounting to account for its investment in the alliance. As a result, the Company’s consolidated revenues include processing fees charged to alliances accounted for under the equity method, as well as the Company’s proportionate share of the alliance’s net income.

Based upon the fact that the Company negotiated all agreements with each alliance partner, all transactions between the Company and its alliances were conducted at arms length. SFAS No. 57, “Related Party Disclosures”, however, defines a transaction between a Company and an investee accounted for under the equity method to be a related party transaction requiring the separate disclosure in the financial statements provided by the Company.

Other Affiliates

The Company acquired a 23% interest in its Ireland based money transfer agent FEXCO in March 2001. The Company pays FEXCO, as it does its other agents, commissions for money transfer and other services they provide on Western Union’s behalf. These commissions are negotiated at arms length. Commissions paid to FEXCO, its only affiliate agent during 2001, totaled $74.0 million.

The Company owns a 25% interest in Cards Etc. which provides smart card technology to the Company’s card issuing business. FDC paid Cards Etc. $1.4 million for transaction services in 2001 and loaned $1.7 million at prime plus 2% interest. The loan will be repaid during 2002 by providing certain other services requested by FDC.

Subsidiaries

The Company has intercompany transactions with less than wholly owned subsidiaries. The most significant of such transactions are between the Company and eONE Global (“eONE”) and its subsidiaries. The Company provides eONE with services such as transaction processing, administrative, legal, and accounting services. Such transactions are typically done at arm’s length, and are subject to oversight by a committee of the Company’s Board of Directors, and such transactions are eliminated upon consolidation.

The Company also has limited transactions between its segments. These transactions are also eliminated upon consolidation.

Transactions and Balances Involving Directors and Company Executives

Mr. Robinson, a member of the Board of Directors, and members of his family control and have equity interests in RRE Investors, L.P.; RRE Ventures II, L.P.; RRE Partners LLC; RRE Advisors, LLC; RRE Ventures Fund II, L.P. and RRE Ventures III, L.P. Prior to authorizing the investments as described below, Mr. Robinson’s interests in the transactions were disclosed to the Board or the Executive Committee of the Board and the Board or Executive Committee unanimously approved the transactions. The Company or eONE made commitments of $3 million, $5 million, and $1 million in 1996, 1999, and 2001, respectively, to the above noted RRE partnerships. The Company is required to pay the RRE partnerships an annual management fee of between 2.0% and 2.5% of its capital commitment. Such fees totaled $0.3 million, $0.1 million, and $0.1 million in 2001, 2000, and 1999, respectively.

In July 2001, the Company acquired all of the outstanding equity interests in Achex, Inc. RRE Ventures Fund II, L.P. and RRE Ventures II, L.P. held approximately 22% of the outstanding shares of preferred stock in Achex, Inc. at the time of the acquisition and received payment for its shares at the same per share rate paid to the other preferred share holders. The total purchase price for the preferred shares held by RRE Ventures Fund II, L.P. and RRE Ventures II, L.P. were $0.8 million

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and $4.8 million, respectively. At December 31, 2001 and 2000 the carrying value of eONE’s investment in the RRE entities was $5.7 million and $5.2 million, respectively.

The Company, RRE Ventures II, L.P. and other third party investors purchased equity securities issued by e-Duction Inc. In connection with that financing, certain existing equity security holders, including RRE Ventures II, L.P., received warrants to purchase e-Duction common stock.

On November 10, 2000, the Company loaned Mr. Fote, an executive officer and director of the Company, $2.0 million for six months at 6.10% interest to allow Mr. Fote to exercise options to purchase and hold Common Stock of the Company which were expiring. The loan was approved by the Executive Committee of the Board of Directors. On May 10, 2001, with the approval of the Compensation and Benefits Committee of the Board of Directors, the loan was extended for an additional six months at 6.01% interest. On November 8, 2001, Mr. Fote repaid the loan in full including $0.1 million of interest.

On February 1, 2001, eONE loaned Mr. Staglin, a director of the Company through March 6, 2002 and Chief Executive Officer of eONE, $16.9 million at 7.4% interest. The loan is secured by Mr. Staglin’s eONE stock and has 100% recourse as to interest and 50% recourse as to principal, and was made to allow Mr. Staglin to exercise his options to purchase Class B Common Limited Partnership Interests of eONE.

Note 12:    Commitments and Contingencies

The Company leases certain of its facilities and equipment under operating lease agreements, substantially all of which contain renewal options. Total rent expense for operating leases was $131.0 million in 2001, $117.6 million in 2000, and $133.6 million in 1999. Minimum aggregate rental commitments at December 31, 2001 under all noncancelable leases, net of sublease income, were $87.1 million in 2002, $67.7 million in 2003, $51.5 million in 2004, $40.3 million in 2005, $35.3 million in 2006, and $83.5 million for all periods thereafter. The sublease income is earned from leased space which FDC concurrently subleases to its customers with comparable time periods. Certain future lease rental income exceeds lease payments, and was excluded from the rental commitment amounts above. At December 31, 2001, these amounts totaled $40.1 million in FDC obligations. The Company has guaranteed residual values aggregating $102 million related to synthetic operating leases.

In connection with FDC’s money transfer business, the Company has entered into a minimum purchase agreement with one of its data processing vendors. Under this agreement, the Company is required to purchase at least $100 million in goods and services over a period of 66 months commencing January 1, 1998. As of December 31, 2001 approximately $31 million in goods and services remained to be purchased under this agreement.

In 1998, five putative class actions based on similar factual allegations were filed in United States District Courts, a California state court and a Texas state court against, among others, the Company or its subsidiaries, including its Western Union Financial Services, Inc. subsidiary. The plaintiffs in these actions claim that an undisclosed “commission” is charged by the Company or its subsidiaries when consumers transmit money to Mexico, in that the exchange rate used in these transactions is less favorable than the exchange rate that the Company or its subsidiaries receive when they trade dollars in the international money market. The plaintiffs assert that the Company and its subsidiaries violated the law by failing to disclose this “commission” in advertising and in the transactions. Some of the plaintiffs also assert that the Company or its subsidiaries have discriminated against persons who use their services to transmit money to Mexico, in that the difference between the market exchange rate and the exchange rate used by Western Union in the Mexico transactions is greater than the difference between the market and exchange rates used by the Company or its subsidiaries when transmitting funds to other countries. The plaintiffs seek, among other things, injunctive relief, imposition of a constructive trust, restitution, compensatory and statutory damages, statutory penalties and punitive damages.

The parties to some of these actions reached a proposed settlement. Under the proposed settlement, the Company will establish a charitable fund for the advancement of Mexican and Mexican-American causes in the amount of $4 million. Western Union also will issue coupons for discounts on future money transfer transactions to Mexico to its customers who transferred money from the U.S. to Mexico between January 1, 1987 and August 31, 1999. In addition, the Company will issue coupons for discounts on future Western Union transactions to customers who transferred money to Mexico from January 1, 1988 to December 10, 1996 using the MoneyGram service because MoneyGram was previously operated by a subsidiary of the Company. The proposed settlement also includes reasonable attorneys’ fees and costs as well as the costs of settlement notice and administration.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On December 21, 2000, the United States District Court for the Northern District of Illinois granted final approval of the proposed settlement and entered a final judgment. In approving the settlement, the Court permanently enjoined the continued prosecution of the other actions. Some of the class members who objected to the settlement in the respective actions appealed the final judgment approving the settlement. On October 4, 2001, the United States Court of Appeals for the Seventh Circuit affirmed the judgment of the District Court. The class members who filed the appeal subsequently filed a petition for rehearing and petition for rehearing en banc in the Court of Appeals. The petitions were denied. On or about January 28, 2002, the same class members who appealed the judgment petitioned the United States Supreme Court for a writ of certiorari seeking review of the judgment approving the settlement.

On January 11, 2000, a subsequent putative class action that makes allegations similar to the allegations described above was filed in a California state court against the Company and its subsidiaries, Western Union Financial Services, Inc. and Orlandi Valuta. The putative class consists of those persons who have used Western Union’s or Orlandi Valuta’s services after August 31, 1999 to transmit money from California to Mexico, or who have used the Western Union or Orlandi Valuta money transfer services to transmit money from California to Mexico and have opted out of one of the nationwide settlements discussed above. The plaintiffs seek injunctive relief, imposition of a constructive trust, an accounting, restitution, compensatory and statutory damages alleged to be in excess of $500,000,000, statutory penalties in an amount of $1,000 for each offense, punitive damages, attorneys’ fees, prejudgment interest, and costs of suit. The Company is vigorously defending this action.

In 2001, two putative class actions based on similar factual allegations were filed in the United States District Court for the Eastern District of New York against the Company and its subsidiary, Western Union Financial Services, Inc. asserting claims on behalf of a putative worldwide class (excluding members of the settlement class certified in one of the above actions). These actions have been consolidated into a single action. The plaintiffs claim that the Company and Western Union impose an undisclosed “charge” when they transmit consumers’ money by wire either from the United States to international locations or from international locations to the United States, in that the exchange rate used in these transactions is less favorable than the exchange rate that Western Union receives when it trades currency in the international money market. Plaintiffs further assert that Western Union’s failure to disclose this “charge” in the transactions violates 18 U.S.C. section 1961 etseq. and state deceptive trade practices statutes, and also asserts claims for civil conspiracy. The plaintiffs seek injunctive relief, compensatory damages in an amount to be proven at trial, treble damages, punitive damages, attorneys’ fees, and costs of suit. The Company intends to vigorously defend these actions.

The Office of Inspector General of the District of Columbia (the “OIG”) and the United States Attorney’s office for the District of Columbia are conducting a review of alleged overpayments to Medicaid recipients from 1993 to 1996. During that time period, First Health Services Corporation (“First Health”) acted as the fiscal intermediary for the program. The OIG has issued a report that alleges that First Health improperly allowed Medicaid payments to be made to ineligible recipients. In May 1997, the Company sold its interest in First Health to First Health Group Corp. and agreed to indemnify First Health Group Corp. for certain amounts. If the matter is not settled, any litigation may include a claim for treble damages. The Company is working actively with First Health to respond to the OIG allegations.

In the normal course of business, the Company is subject to claims and litigation, including indemnification obligations to purchasers of former subsidiaries. Management of the Company believes that such matters will not have a material adverse effect on the Company’s results of operations, liquidity or financial condition.

Note 13:    Stockholders’ Equity

Dividends

FDC continued paying cash dividends of $0.02 per share on a quarterly basis to stockholders during 2001. The Company’s Articles of Incorporation authorizes 10.0 million shares of preferred stock, none of which are issued.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Comprehensive Income

The income tax effects allocated to and the cumulative balance of each component of other comprehensive income are as follows (in millions):

	Beginning Balance	Pre-tax Amount	Tax (Benefit)/ Expense	Net-of- Tax Amount	Ending Balance

December 31, 2001
Unrealized gains (losses) on securities	$14.4	$5.5	$0.6	$4.9	$19.3
Unrealized gains (losses) on hedging activities	—	(104.9)*	(35.8)*	(69.1)	(69.1)
Currency translation adjustment	(33.3)	(41.9)	(14.7)	(27.2)	(60.5)
Minimum pension liability	—	(52.6)	(19.6)	(33.0)	(33.0)

	$(18.9)	$(193.9)	$(69.5)	$(124.4)	$(143.3)

December 31, 2000
Unrealized gains (losses) on securities	$(67.3)	$125.7	$44.0	$81.7	$14.4
Currency translation adjustment	(16.1)	(35.1)	(17.9)	(17.2)	(33.3)
Minimum pension liability	(4.3)	6.7	2.4	4.3	—

	$(87.7)	$97.3	$28.5	$68.8	$(18.9)

December 31, 1999
Unrealized gains (losses) on securities	$107.8	$(269.3)	$(94.2)	$(175.1)	$(67.3)
Currency translation adjustment	(4.8)	(17.4)	(6.1)	(11.3)	(16.1)
Minimum pension liability	(48.9)	68.2	23.6	44.6	(4.3)

	$54.1	$(218.5)	$(76.7)	$(141.8)	$(87.7)

*	Includes cumulative effect of adopting SFAS 133 effective January 1, 2001 (pretax $38.1 million and tax benefit of $13.3 million).

Other Stockholders’ Equity Transactions

In September 2001, the Board of Directors authorized a $700 million stock repurchase. The Company repurchased 3.0 million of its common shares at a cost of approximately $187.2 million during 2001 under the authorization.

In May 2000, the Board of Directors authorized a $1 billion stock repurchase, which was completed in 2001. During 2000 and 2001, the Company repurchased 18.1 million and 2.9 million of its common shares, respectively, at a cost of approximately $836.9 million and $163.6 million, respectively.

In November 2000, the Company and iFormation Group completed the formation of eONE Global (“eONE”). Under the terms of the formation agreements, the Company has approximately a 75% interest in eONE. The Company contributed cash, operating assets, and Internet venture interests, and iFormation Group contributed cash of $135 million for approximately a 25% interest and a warrant to purchase 1,750,000 shares of FDC common stock. In connection with the transaction, the Company recognized an after-tax gain of $36.5 million (pre-tax $58.2 million), which has been reflected in additional paid-in capital.

In December 2000, the Board of Directors authorized a $500 million stock repurchase, which was completed in 2001. The Company repurchased 8.4 million of its common shares at a cost of approximately $500 million during 2001 under the authorization.

        In July 1999, the Board of Directors authorized management to purchase $750 million of the Company’s outstanding common stock. The Company completed the utilization of the $750 million provided for repurchase under the 1999 authorization during the first quarter of 2000. A total of 16.7 million shares were repurchased under this program at a cost of approximately $750 million during 1999 and 2000.

The Company has available an outstanding shelf registration facility providing for the issuance of approximately 10 million shares of the Company’s common stock in connection with certain types of acquisitions.

Note 14:    Stock Compensation Plans

FDC has a plan that provides for the granting of stock options to key employees and other key individuals who perform services for the Company. A total of 69.6 million shares of common stock have been reserved for issuance under the plan,

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and an additional 7.1 million shares are reserved for issuance in conjunction with certain business combinations and other issuances. A total of 10.3 million shares remain available for future grant. The options have been issued at a price equivalent to or in excess of the common stock’s fair market value at the date of grant, generally have ten-year terms and become exercisable in three or four equal annual increments beginning 12 months after the date of grant.

In December 1997, the Company instituted a restricted stock award program for key technical systems and related employees. As of December 31, 2001, a total of 0.2 million restricted shares remain outstanding under this program. The 0.8 million restricted shares originally granted had a two or three-year restriction period from the date of grant. The restricted stock award is subject to forfeiture unless certain conditions are met. The value of the granted shares, adjusted for cancellations, totaled $9.4 million, as of December 31, 2001 and is being amortized on a straight–line basis over the restriction period. The $2.4 million unamortized portion of such awards is reported as a reduction of paid–in capital.

In October 1996, the Company instituted an employee stock purchase plan for which a total of 6.0 million shares have been reserved for issuance, of which 1.2 million shares remain available for future purchase. Monies accumulated through payroll deductions elected by eligible employees are used to make quarterly purchases of FDC common stock at a 15% discount from the lower of the market price at the beginning or end of the quarter.

Stock options related to plans which were assumed in connection with the Company’s business combinations were converted to options to purchase shares of FDC common stock (at prices ranging from $1.80 to $21.64) and are exercisable at specified times not later than ten years from the date of grant.

In November 2000, eONE and its two subsidiaries, SurePay, LLP (“SurePay”) and govONE Solutions, LLP (“govONE”), instituted long-term incentive plans that provide for the granting of partnership interests to employees and other key individuals. The options have been issued at a price equivalent to the fair market value of the interests at the date of grant, generally have ten-year terms and become exercisable over a three- or four-year vesting period. Following is a detail of partnership interests reserved for issuance under the respective plans and the interests that remain available for future grant (in millions).

	Reserved for Issuance	Available for Future Grant
eONE	12.8	0.7
SurePay	9.0	2.4
govONE	10.2	2.6

The Company has elected to follow APB 25 for its employee stock options because, as discussed below, the alternative fair value accounting under SFAS 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by SFAS 123, assuming the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of SFAS 123. The fair value for options and employee stock purchase plan rights was estimated at the date of grant using a Black–Scholes option pricing model with the following assumptions:

	2001	2000	1999
FDC:
Risk-free interest rate	4.39%	4.98%	6.34%
Dividend yield	0.12%	0.17%	0.17%
Volatility	37.2%	35.3%	25.4%
Expected option life	5 years	5 years	5 years
Expected employee stock purchase right life (in years)	0.25	0.25	0.25

	2001	2000
eONE, SurePay and govONE:
Risk-free interest rate	4.39%	4.98%
Dividend yield	0.0%	0.0%
eONE volatility	55.0%	50.0%
SurePay volatility	170.0%	103.0%
govONE volatility	40.0%	35.3%
Expected option life	5 years	5 years

	2001	2000	1999
Weighted-average fair value:
FDC options granted	$25	$19	$15
FDC employee stock purchase rights	12	9	8
eONE options granted	2	2	—
SurePay options granted	1	1	—
govONE options granted	1	1	—

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s pro forma information, amortizing the fair value of the options over their vesting period and including the stock purchase rights, is as follows:

	2001	2000	1999

	(in millions, except per share amounts)

Pro forma net income	$801.3	$883.1	$1,157.5
Pro forma earnings per share—basic	2.06	2.17	2.71
Pro forma earnings per share—diluted	2.02	2.14	2.67

Because the Company’s employee stock options have characteristics significantly different from those of traded options for which the Black–Scholes model was developed, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models, in management’s opinion, do not necessarily provide a reliable single measure of the fair value of its employee stock options.

A summary of FDC stock option activity is as follows (options in millions):

	2001		2000		1999

	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price

Outstanding at January 1	27.5	$35	34.3	$33	37.1	$29
Granted	9.5	63	3.2	48	7.7	46
Exercised	(6.7)	32	(7.4)	30	(6.1)	27
Canceled	(1.9)	47	(2.6)	36	(4.4)	33

Outstanding at December 31	28.4	44	27.5	35	34.3	33

Options exercisable at year-end	11.5	$33	13.1	$30	15.0	$27

The following summarizes information about FDC stock options outstanding at December 31, 2001 (options in millions):

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding at 12/31/01	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/01	Weighted- Average Exercise Price

$1.80 to $26.72	3.5	2 years	$16	2.9	$14
$26.75 to $37.06	7.3	6 years	32	4.3	31
$37.41 to $54.97	8.3	8 years	46	3.7	44
$56.15 to $76.38	9.3	9 years	63	0.6	68

	28.4	7 years	44	11.5	33

A summary of eONE, SurePay and govONE stock option activity is as follows (options in millions):

	2001		2001		2001

	eONE		SurePay		govONE

	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price

Outstanding at January 1	8.8	$4	5.8	$1	4.4	$3
Granted	3.5	4	3.5	1	3.7	3
Exercised	0.0	—	0.0	—	0.0	—
Canceled	(0.2)	4	(2.7)	1	(0.5)	3

Outstanding at December 31	12.1	4	6.6	1	7.6	3

Options exercisable at year-end	2.6	$4	1.2	$1	1.1	$3

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2000, options granted and outstanding were 8.8 million, 5.8 million and 4.4 million with exercise prices of $4, $1 and $3 for eONE, SurePay and govONE, respectively. All options at December 31, 2000 remained unexercisable.

The following summarizes information about eONE, SurePay and govONE stock options outstanding at December 31, 2001 (options in millions):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/01	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/01	Weighted- Average Exercise Price
eONE $4.00	12.1	9 years	$4	2.6	$4
SurePay $1.00 to $1.30	6.6	9 years	1	1.2	1
govONE $2.50	7.6	9 years	3	1.1	3

In 2001, eONE loaned $20.1 million to three employees in connection with the exercise of options to purchase 5 million eONE partnership interests. The loans, which bear a 7.4% interest rate, are 50% recourse as to principal and 100% recourse as to interest and mature upon the earlier of the sale of any of the interests or ten years from the date of the related notes. The notes are reflected as a reduction of paid in capital in the accompanying Consolidated Balance Sheets.

Note 15:    Employee Benefit Plans

Defined Contribution Plans

FDC and certain of its subsidiaries maintain defined contribution savings plans covering virtually all of the Company’s full–time employees. The plans provide tax deferred amounts for each participant, consisting of employee elective contributions and additional matching and discretionary Company contributions. In addition, the Company provides a supplemental savings plan for certain highly compensated employees. The plan provides tax deferred contributions, matching and the restoration of Company contributions under the defined contribution plans otherwise limited by the IRS. The aggregate amounts charged to expense in connection with these plans were $42.4 million in 2001, $41.9 million in 2000, and $49.4 million in 1999.

Defined Benefit Plans

The acquisition of Western Union in 1994 included the assumption of $304 million of underfunded obligations related to a suspended defined benefit pension plan. Benefit accruals under this plan were suspended in 1988. The Company reduced these underfunded obligations by contributing $35.0 million in cash to the Western Union Plan during 1997 and $199.0 million in 1995.

The Company has another defined benefit pension plan, which is frozen and covers certain full–time employees in the U.S., and a separate plan covering certain employees located in the United Kingdom. Two of the previous defined benefit pension plans were terminated in 2001. The cost of retirement benefits for eligible employees, measured by length of service, compensation and other factors, is being funded through trusts established under the plans in accordance with laws and regulations of the respective countries. Plan assets consist of cash and a variety of investments in equity securities (U.S. and foreign) and fixed income securities.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a reconciliation of the changes in the plans’ benefit obligation and fair value of assets over the two–year period ending December 31, 2001 and a statement of the funded status as of December 31 for both years:

	December 31,
	2001	2000

	(in millions)
Change in benefit obligation
Benefit obligation at January 1,	$844.4	$845.8
Service costs	7.3	8.6
Interest costs	55.2	55.0
Actuarial (gain) loss	(25.4)	14.5
Termination benefits *	12.7	—
Benefits paid	(67.4)	(64.2)
Foreign currency translation	(5.0)	(16.0)
Other	0.7	0.7

Benefit obligation at December 31,	822.5	844.4

Change in plan assets
Fair value of plan assets at January 1,	879.8	825.6
Actual return on plan assets	(95.5)	128.8
Company contributions	20.4	6.8
Plan participant contributions	0.7	0.7
Benefits paid	(67.4)	(64.2)
Foreign currency translation	(5.0)	(17.9)

Fair value of plan assets at December 31,	733.0	879.8

Funded status of the plan	(89.5)	35.4
Unrecognized amounts, principally net (gain) loss	70.1	(67.5)

Total recognized	$(19.4)	$(32.1)

*	The First Data Europe restructuring activities resulted in an increase in the projected benefit obligation.

The following table provides the amounts recognized in the statement of financial position:

	December 31,
	2001	2000

	(in millions)

Prepaid benefit	$5.4	$10.8
Intangible asset	1.1	—
Accrued benefit liability	(78.5)	(42.9)
Accumulated other comprehensive income	52.6	—

Net amount recognized	$(19.4)	$(32.1)

As of December 31, 2001, the benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets, were $822.5 million and $733.0 million, respectively.

The following table provides the components of net periodic benefit cost for the plans:

	Year-ended December 31,
	2001	2000	1999

	(in millions)

Service costs	$7.3	$8.6	$8.7
Interest costs	55.2	55.0	55.0
Expected return on plan assets	(70.5)	(69.2)	(68.5)
Amortization	1.1	1.1	1.4

Net periodic benefit income	(6.9)	(4.5)	(3.4)
Settlement loss	—	—	1.0

Net periodic benefit income after settlement	$(6.9)	$(4.5)	$(2.4)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average rate assumptions used in the measurement of the Company’s benefit obligation are shown as follows:

	2001	2000
Discount rate	6.91%	6.79%
Expected return on plan assets	8.49%	8.75%
Rate of compensation increase	4.00%	4.00%

Pension plan assets include 35,900 and 42,100 shares of FDC common stock as of December 31, 2001 and 2000 with fair market values of $2.8 million and $2.2 million, respectively.

The Company does not offer post–retirement health care or other insurance benefits for retired employees; however, the Company is required to continue such plans that were in effect when it acquired Western Union. Generally, retiring Western Union employees bear the entire cost of the premiums.

Note 16:    Segment Information

Operating segments are defined by SFAS No. 131—“Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”) as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. FDC’s chief operating decision-making group during 2001 was the Executive Committee, which consisted of the Chairman of the Board and Chief Executive Officer, the President and Chief Operating Officer, the Executive Vice Presidents and certain key management. The operating segments are reviewed separately because each operating segment represents a strategic business unit that generally offers different products and serves different markets.

FDC classifies its businesses into four segments: payment services, merchant services, card issuing services, and emerging payments. Payment services is the leading provider of nonbank money transfer and payment services to consumers and commercial entities, including money transfer, official check and money order. Merchant services provides merchant credit and debit card transaction processing services, including authorization, transaction capture, settlement and Internet–based transaction processing. Merchant services also includes check verification, guarantee and check collection services and also provides processing services to debit card issuers and operates automated teller machine networks. Card issuing services provides a comprehensive line of processing and related services to financial institutions issuing credit and debit cards and to issuers of oil and private label credit cards. Emerging payments was established in the third quarter of 2000 and is comprised solely of eONE; a business focused on identifying, developing, commercializing, and operating innovative emerging payment systems businesses. The “all other and corporate” category includes an external provider of operator and customer support services and corporate operations. The Company divested and discontinued two businesses in 2001, a collection business in merchant services and an in-store branch banking business in all other and corporate. Operations of the businesses were moved to the divested and discontinued businesses line. All periods were restated.

The accounting policies of the operating segments are generally the same as those described in the summary of significant accounting policies. A majority of corporate overhead is allocated to the segments based on a percentage of the segment’s revenues. Gains or losses arising from business divestitures, restructuring, significant litigation, asset impairment charges, interest expense and income taxes are not allocated to the segments for internal evaluation purposes. Revenues and operating profit of the payment services segment are stated on a tax–equivalent basis (i.e., as if investment earnings on settlement assets, which are substantially all nontaxable, were fully taxable at FDC’s marginal tax rate). Revenues are attributed to geographic areas based on the location of the unit processing the underlying transactions. No individual foreign country accounted for more than 10% of consolidated revenues in any period presented. SFAS 131 requires disclosure of investments in and equity in earnings of unconsolidated affiliated companies; however, such information, in isolation, is generally not considered by the Executive Committee to be relevant in evaluating segment performance.

	Year Ended December 31, 2001
	Payment Services	Merchant Services	Card Issuing Services	Emerging Payments	All Other and Corporate	Totals

	(in millions)

Revenues	$2,705.7	$2,256.0	$1,497.0	$90.8	$106.4	$6,655.9
Depreciation and amortization	128.3	283.0	199.7	5.5	18.9	635.4
Operating profit	818.1	591.2	346.6	(11.8)	(40.8)	1,703.3
Segment assets	14,663.6	4,912.1	1,425.8	259.0	645.2	21,905.7
Expenditures for long-lived Assets	140.9	719.2	348.5	66.0	45.8	1,320.4
Equity in earnings of unconsolidated affiliates	4.5	222.7	0.4	(1.8)	—	225.8
Investment in unconsolidated Affiliates	70.2	692.6	13.6	2.1	—	778.5

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year Ended December 31, 2000	Payment Services	Merchant Services	Card Issuing Services	Emerging Payments	All Other and Corporate	Totals

Revenues	$2,315.2	$1,775.9	$1,480.4	$74.9	$159.1	$5,805.5
Depreciation and amortization	120.5	227.5	216.9	4.9	13.2	583.0
Operating profit	684.1	516.3	307.1	5.3	(15.2)	1,497.6
Segment assets	11,437.1	3,672.2	1,525.6	235.9	405.7	17,276.5
Expenditures for long-lived assets	76.7	122.4	112.9	20.5	10.6	343.1
Equity in earnings of unconsolidated affiliates	(14.2)	201.0	—	—	(0.6)	186.2
Investment in unconsolidated affiliates	4.4	802.0	—	—	—	806.4

Year Ended December 31, 1999	Payment Services	Merchant Services	Card Issuing Services	Emerging Payments	All Other and Corporate	Totals

Revenues	$1,953.3	$1,501.7	$1,395.0	$70.9	$243.8	$5,164.7
Depreciation and amortization	108.8	193.5	247.9	2.6	17.7	570.5
Operating profit	580.8	410.8	266.0	11.2	41.9	1,310.7
Segment assets	11,065.1	3,368.4	1,583.1	25.6	938.0	16,980.2
Expenditures for long-lived assets	84.0	534.8	218.4	16.0	28.2	881.4
Equity in earnings of unconsolidated affiliates	(6.8)	126.1	—	—	(8.5)	110.8
Investment in unconsolidated affiliates	7.1	884.2	—	—	—	891.3

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows (in millions):

	2001	2000	1999

Revenues:
Total reported segments	$6,549.5	$5,646.4	$4,920.9
All other and corporate	106.4	159.1	243.8
Divested and discontinued businesses	24.1	61.0	473.1
Eliminations*	(229.2)	(161.3)	(157.9)

Consolidated	$6,450.8	$5,705.2	$5,479.9

Income before income taxes:
Total reported segments	$1,744.1	$1,512.8	$1,268.8
All other and corporate	(40.8)	(15.2)	41.9
Corporate interest expense	(119.6)	(99.2)	(103.8)
Divested and discontinued businesses	(11.6)	(7.5)	60.6
Restructuring, business divestitures, litigation, and impairment, net	(184.8)	71.3	715.8
Eliminations*	(175.9)	(153.9)	(157.9)

Consolidated	$1,211.4	$1,308.3	$1,825.4

Assets:
Total reported segments	$21,260.5	$16,870.8	$16,042.2
All other and corporate	645.2	405.7	938.0
Divested and discontinued businesses	6.5	18.6	24.6

Consolidated	$21,912.2	$17,295.1	$17,004.8

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation and amortization:
Total reported segments	$616.5	$569.8	$552.8
All other and corporate	18.9	13.2	17.7
Divested and discontinued businesses	3.0	5.8	47.3

Consolidated	$638.4	$588.8	$617.8

Expenditures for long-lived assets:
Total reported segments	$1,274.6	$332.5	$853.2
All other and corporate	45.8	10.6	28.2
Divested and discontinued businesses	—	2.2	28.7

Consolidated	$1,320.4	$345.3	$910.1

*  Represents elimination of adjustment to record payment services revenues on a pre–tax equivalent basis and elimination of intersegment revenue.

Information concerning principal geographic areas was as follows (in millions):

	United States	Rest of World	Total
Revenues
2001	$6,185.7	$265.1	$6,450.8
2000	5,390.0	315.2	5,705.2
1999	5,191.6	288.3	5,479.9
Long-Lived Assets
2001	$5,052.8	$272.6	$5,325.4
2000	3,902.4	290.8	4,193.2
1999	3,865.6	327.5	4,193.1

“Rest of World” represents businesses of significance which have local currency as their functional currency.

Note 17: Quarterly Financial Results (Unaudited)

Restated summarized quarterly results for the two years ended December 31, 2001 are as follows (in millions, except per share amounts):

2001 by Quarter:	First (c)	Second (c)	Third (c)	Fourth
Revenues	$1,508.6	$1,607.9	$1,652.2	$1,682.1
Restructuring, business divestitures, litigation and impairments, net (a)	—	(5.7)	185.9	4.6
Other expenses	1,241.5	1,268.3	1,270.3	1,274.5

Income before income taxes	267.1	345.3	196.0	403.0
Income tax expense	76.9	99.9	44.8	115.2

Income before cumulative effect of a change in accounting principle	190.2	245.4	151.2	287.8
Cumulative effect of a change in accounting principle, net of $1.6 million income tax benefit	(2.7)	—	—	—

Net Income	$187.5	$245.4	$151.2	$287.8

Basic earnings per common share	$0.48	$0.63	$0.39	$0.76
Diluted earnings per common share	$0.47	$0.61	$0.38	$0.74

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2000 by Quarter:	First (d)	Second(d)	Third	Fourth

Revenues	$1,343.2	$1,413.9	$1,440.3	$1,507.8
Restructuring, business divestitures, litigation and impairments, net (b)	9.5	2.8	(112.9)	29.3
Other expenses	1,104.1	1,108.8	1,109.7	1,145.6

Income before income taxes	229.6	302.3	443.5	332.9
Income tax expense	64.6	86.0	135.2	93.0

Net income	$165.0	$216.3	$308.3	$239.9

Basic earnings per common share	$0.40	$0.53	$0.76	$0.61
Diluted earnings per common share	$0.39	$0.52	$0.75	$0.60

(a)
Results for 2001 include fourth quarter restructuring charges of $5.1 million and asset impairment charges of $2.4 million offset by $2.9 million of divestiture and prior period restructuring reserve reversals; third quarter restructuring charges of $6.0 million, a $142.8 million ($92.0 million net of tax) write-down of the Company’s investment in CheckFree and a $39.8 million write-down of other investments and goodwill, primarily related to investments in e-commerce businesses and the SkyTeller business offset by $2.7 million of divestiture and restructuring reserve reversals; second quarter restructuring charges of $15.7 million, an $11.4 million charge related to the planned third quarter 2001 discontinuance of a collection business, $0.5 million of asset impairment charges, and a $7.4 million write-down of the Company’s investment in Excite@Home offset by $36.5 million of divestiture reserve reversals and $4.2 million of prior period restructuring reserve reversals. The after-tax effect of these items was a loss of $119.1 million ($0.29 per share).

(b)
Results for 2000 include a fourth quarter impairment charge of $33.6 million related to the Company’s investment in Excite@Home, $0.4 million of a loss contract reserve reversal and a $3.9 million gain on the sale of a facility; a third quarter gain of $186.0 million related to the Company’s sale of its investment in TransPoint, $8.7 million of divestiture reserve reversals, a $12.0 million litigation charge, a $5.4 million divestiture related impairment charge and a $64.4 million restructuring provision; second quarter impairment and restructuring charges of $2.8 million and $2.7 million, respectively, partially offset by a divestiture gain of $2.2 million and a divestiture reserve reversal of $0.5 million; and first quarter restructuring charges of $12.7 million partially offset by a divestiture gain of $3.2 million. The after-tax effect of these items was a benefit of $46.0 million ($0.11 per share).

(c)
In the fourth quarter of 2001, the Company acquired the remaining 50% ownership interest in Cardservice International. Revenues and expenses have been restated to the beginning of 2001 to reflect Cardservice, which was previously accounted for under the equity method of accounting, as a consolidated subsidiary for the full year.

(d)
In the third quarter of 2000, the Company gained a controlling interest in a merchant alliance. Revenues and expenses have been restated to the beginning of 2000 to reflect this venture, which was previously accounted for under the equity method of accounting, as a consolidated subsidiary for the full year.

FIRST DATA CORPORATION
SCHEDULE II – Valuation and Qualifying Accounts
(dollars in millions)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
Year-Ended December 31, 2001
Deducted from Receivables	$34.4	$44.9	$17.5	(a)	$42.2	(b)	$54.6
Year-Ended December 31, 2000
Deducted from Receivables	31.3	27.4	—		24.3	(b)	34.4
Year-Ended December 31, 1999
Deducted from Receivables	27.9	32.0	0.3		28.9	(b)	31.3

(a)	Primarily due to acquisitions.

(b)	Amounts related to business divestitures and write–offs against assets.