Form 10-Q
period 2002-03-31
FIRST DATA CORP
filed 2002-05-13
CIK 883980

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-11073

FIRST DATA CORPORATION

Exact name of registrant as specified in its charter)

DELAWARE	47-0731996
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6200 SOUTH QUEBEC STREET, GREENWOOD VILLAGE, COLORADO	80111
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code                     (303) 967-8000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes     X        No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of each class	Number of Shares Outstanding at March 31, 2002
(Common stock, $.01 par value)	382,324,471

FIRST DATA CORPORATION

PART I.   FINANCIAL INFORMATION

Item 1.    Financial Statements

FIRST DATA CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2002	2001
REVENUES
Service revenues*	$1,652.5	$1,570.4
Product sales and other	74.8	47.4

	1,727.3	1,617.8

EXPENSES
Operating	1,051.4	1,040.7
Selling, general & administrative	298.1	278.5
Restructuring and impairments	12.9	—
Interest expense	30.7	31.5

	1,393.1	1,350.7

Income before cumulative effect of a change in accounting principle and income taxes	334.2	267.1
Income taxes	89.9	76.9

Income before cumulative effect of a change in accounting principle	244.3	190.2
Cumulative effect of a change in accounting principle, net of $1.6 income tax benefit	—	(2.7)

Net income	$244.3	$187.5

Earnings per share — basic	$0.64	$0.48
Earnings per share — diluted	$0.63	$0.47

Weighted-average shares outstanding:
Basic	381.3	394.4
Diluted	390.4	402.2

*
Includes processing fees, administrative service fees and other fees charged to merchant alliances accounted for under the equity method of $72.1 million and $65.3 million in 2002 and 2001, respectively.

See notes to consolidated financial statements.

FIRST DATA CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	March 31, 2002	December 31, 2001
ASSETS
Cash and cash equivalents	$800.9	$917.5
Settlement assets	13,121.0	13,166.9
Accounts receivable, net of allowance for doubtful accounts of $60.6 (2002) and $54.6 (2001)	1,047.6	1,051.0
Property and equipment, net	663.0	654.9
Goodwill	3,444.7	3,439.0
Other intangibles, less accumulated amortization of $889.0 (2002) and $833.9 (2001)	1,269.9	1,231.5
Investment in affiliates	774.7	778.5
Other assets	597.8	672.9

	$21,719.6	$21,912.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Settlement obligations	$13,106.4	$13,100.6
Accounts payable and other liabilities	2,128.1	2,189.6
Borrowings	2,734.5	3,102.1

Total Liabilities	17,969.0	18,392.3

Stockholders’ Equity:
Common Stock, $.01 par value; authorized 600.0 shares, issued 448.9 shares (2002 and 2001)	4.5	4.5
Additional paid-in capital	2,506.1	2,415.6

Paid-in capital	2,510.6	2,420.1
Retained earnings	4,393.4	4,365.2
Accumulated other comprehensive income (loss)	(137.3)	(143.3)
Less treasury stock at cost, 66.6 shares (2002) and 68.4 shares (2001)	(3,016.1)	(3,122.1)

Total Stockholders’ Equity	3,750.6	3,519.9

	$21,719.6	$21,912.2

See notes to consolidated financial statements.

FIRST DATA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
Cash and cash equivalents at beginning of period	$917.5	$853.3

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	244.3	187.5
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	125.5	150.6
Non-cash portion of charges related to restructuring and impairment	12.9	—
Other non-cash items, net	9.0	15.2
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable	(10.7)	64.2
Other assets	6.4	(47.9)
Accounts payable and other liabilities	(26.8)	(162.2)
Income tax accounts	87.2	62.5

Net cash provided by operating activities	447.8	269.9

CASH FLOWS FROM INVESTING ACTIVITIES
Current year acquisitions, net of cash acquired	(30.4)	(281.6)
Payments related to other businesses previously acquired	(140.3)	(16.8)
Proceeds from dispositions, net of expenses paid	—	1.8
Additions to property and equipment, net	(68.6)	(42.5)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(41.6)	(57.5)
Other investing activities	65.4	(18.8)

Net cash used in investing activities	(215.5)	(415.4)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	(238.4)	(198.5)
Proceeds from issuance of long-term debt	—	534.0
Principal payments on long-term debt	(0.8)	—
Proceeds from issuance of common stock	120.2	109.9
Purchase of treasury shares	(222.3)	(345.9)
Cash dividends	(7.6)	(7.8)

Net cash provided by (used in) financing activities	(348.9)	91.7

Change in cash and cash equivalents	(116.6)	(53.8)

Cash and cash equivalents at end of period	$800.9	$799.5

See notes to consolidated financial statements.

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note	1: Basis of Presentation

The accompanying consolidated financial statements of First Data Corporation (“FDC” or the “Company”) should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2001. Significant accounting policies disclosed therein have not changed except as discussed in Note 9, with respect to the Company’s adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) and below.

In January 2002, First Data Corporation adopted EITF 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred”, which requires that reimbursements received for “out-of-pocket” expenses be characterized as revenue. Upon adoption on January 1, 2002, results for all prior periods were restated. The restatement increased revenues and operating expenses in the first quarter 2001 by $109.2 million, primarily for telecommunication and postage costs. The adoption had no impact on net income.

The accompanying consolidated financial statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial position of the Company at March 31, 2002 and the consolidated results of its operations and cash flows for the three months ended March 31, 2002 and 2001. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

FDC recognizes revenues from its information processing services as such services are performed, recording revenues net of certain costs not controlled by the Company (primarily interchange fees and assessments charged by credit card associations of $468.5 million and $444.5 million for the three months ended March 31, 2002 and 2001, respectively).

Certain amounts from prior year have been reclassified to conform to the current presentation.

Note 2:    Acquisitions

In January 2002, the Company acquired approximately 25% ownership interest in Christopher C. Varvias & Associates S.A., its money transfer agent in Greece.

In March 2002, the Company and SunTrust Banks, Inc. (SunTrust) formed an alliance, SunTrust Merchant Services, LLC. The Company contributed a merchant portfolio to the alliance and paid SunTrust for the contribution of their merchant portfolio to the alliance. The payment to SunTrust has been treated as an acquired contract cost and is being amortized over a ten-year period. First Data will consolidate the alliance and be responsible for management, operations, risk management and sales activities for the new alliance. SunTrust will support marketing efforts through its sales channels, including its 1,200 retail branch locations and treasury management groups.

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 3:    Restructuring and Asset Impairment

During the three months ended March 31, 2002, the Company incurred charges of $12.9 million related to restructuring activities and asset impairments.

The Company recorded restructuring charges of $8.1 million for the three months ended March 31, 2002; $6.0 million related to merchant services, $1.5 million related to emerging payments, $0.3 million related to card issuing services and $0.3 million related to corporate and all other. These charges were comprised of severance totaling $7.8 million and $0.3 million related to lease terminations. Severance charges resulted from the termination of approximately 280 employees, representing less than 1% of the Company’s workforce, due to the reorganization of various departments and closing of certain facilities. Savings realized for the current year from these restructurings are expected to be approximately $15.9 million. The full amount of the annualized savings is expected to be approximately $17.9 million.

In addition to the restructuring charges, the Company also recorded asset impairment charges of $4.8 million for the three months ended March 31, 2002. These impairments primarily related to investments in e-commerce and software businesses.

The following table summarizes the Company’s utilization of restructuring accruals for the three months ended March 31, 2002 (in millions):

	Employee Severance	Facility Closure
Remaining Accrual at December 31, 2001	$20.9	$6.7
Current Period Expense Provision	7.8	0.3
Cash Payments and Other	(9.4)	(0.3)

Remaining Accrual at March 31, 2002	$19.3	$6.7

Note 4:    Investments In Affiliates

Operating results include the Company’s proportionate share of income from affiliates, which consist of unconsolidated investments and joint ventures accounted for under the equity method of accounting. The most significant of these affiliates are related to the Company’s merchant bank alliance program.

A merchant bank alliance is a joint venture between FDC and a financial institution that combines the expertise of the Company with the visibility and distribution of the bank. The joint ventures acquire credit and debit card transactions from merchants. The Company provides processing and other services to the joint ventures and charges fees to the joint venture primarily based on contractual transaction based pricing. These fees have been separately identified on the face of the Consolidated Statements of Income. At March 31, 2002, there were fourteen affiliates, including eight merchant alliances, accounted for under the equity method of accounting. The 2001 amounts reflect the retroactive treatment of the former Cardservice International alliance as a consolidated subsidiary based upon the Company increasing its ownership interest to 100% in December 2001.

A summary of financial information for the merchant alliances and international joint ventures in all three primary segments accounted for under the equity method of accounting is as follows (in millions):

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	March 31, 2002	December 31, 2001
Total Assets	$4,057.7	$4,552.6
Total Liabilities	3,106.9	3,638.6

	Three months ended March 31,
	2002	2001
Net Operating Revenues	$355.2	$325.9
Operating Expenses	241.5	206.0
Operating Income	113.7	119.9
Net Income	100.7	105.5
FDC Share of Net Income	48.6	50.6

The formation of a merchant alliance generally involves each of the Company and its partner contributing contractual merchant relationships to the alliance and a cash payment from one partner to the other to achieve the desired ownership percentage for each partner. The asset amounts reflected above are owned by the alliances and other equity method investees and do not include any of such payments made by the Company. The total of the Company’s investments in its joint ventures over its proportionate share of the joint ventures’ net assets totaled $605.6 million and $614.7 million at March 31, 2002 and December 31, 2001, respectively. Prior to 2002, the entire excess was being amortized and for the three months ended March 31, 2001 amortization expense amounted to $9.0 million. In connection with the January 1, 2002 adoption of SFAS 142, the Company ceased amortizing the $369.2 million portion of the excess deemed to be goodwill. Amortization expense for the three months ended March 31, 2002 was $7.9 million. The income statement amounts reflected above do not include these amortization amounts.

Note 5:    Borrowings

The Company’s commercial paper borrowings at March 31, 2002 were $25.0 million. The Company’s commercial paper program is supported by a $1.1 billion revolving credit facility. In the first quarter of 2001, the Company filed a $1.5 billion shelf registration providing for the issuance of debt and equity securities. The Company has $200 million available under this registration, $250 million available under its uncommitted bank lines, and $300 million available under its extendable commercial note (“ECN”) program.

Note	6: Earnings Per Share

Earnings per common share amounts are computed by dividing net income amounts by weighted-average common and common equivalent shares (when dilutive) outstanding during the period.

Amounts utilized in per share computations are as follows (in millions):

	Three months ended March 31,
	2002	2001
Weighted-average shares outstanding:
Basic weighted-average shares	381.3	394.4
Common stock equivalents	7.7	6.9
4 7/8% convertible note due 2005	1.4	0.9

	390.4	402.2

Earnings add back related to convertible note	$0.4	$0.3

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Diluted earnings per common share was calculated based on weighted-average shares outstanding including the impact of shares issuable upon conversion of convertible debt and in the money common stock equivalents which consist of outstanding stock options, warrants and restricted stock. The after tax interest expense and issue cost amortization on convertible debt is added back to net income when common stock equivalents are included in computing diluted earnings per common share. The “if converted” method is utilized in calculating diluted earnings per common share only when conversion is not conditional upon the occurrence of certain events.

Note 7:    Comprehensive Income

The components of comprehensive income are as follows (in millions):

	Three months ended March 31,
	2002	2001
Net income	$244.3	$187.5
Currency translation adjustment	(1.6)	(33.9)
Unrealized gain (loss) on hedging activities (a)	53.0	(69.7)
Unrealized gain (loss) on securities (b)	(45.4)	3.3

Total comprehensive income	$250.3	$87.2

(a)	includes the ($24.8) million cumulative effect of adopting SFAS 133 on January 1, 2001.
(b)	net of reclassification adjustment for realized gains included in net income of $10.3 million in the first quarter of 2002 and $3.2 million in the first quarter of 2001.

Note 8:    Derivative Financial Instruments

Adoption of SFAS 133

The Company adopted SFAS 133 on January 1, 2001. SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities at fair value. SFAS 133 requires that, upon adoption, the transition adjustment be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. In accordance with the transition provisions of SFAS 133, the Company recorded a net-of-tax transition adjustment loss of $24.8 million in other comprehensive income and a net-of-tax transition adjustment loss of $2.7 million in earnings. Management does not believe that ongoing application of SFAS 133 will significantly alter the Company’s hedging strategies or impact its net income. However, its application will increase the volatility of other comprehensive income.

The transition adjustment recorded in other comprehensive income represented the recognition of all derivatives that are designated cash flow hedging instruments at fair value. The transition adjustment recorded in earnings represented purchased option costs that were derecognized from the balance sheet upon adoption.

Accounting for Derivatives and Hedging Activities

The Company is exposed to various financial and market risks, including those related to changes in interest rates, foreign currency rates and equity prices that exist as part of ongoing business operations. As discussed in notes 1 and 7 of the 2001 Annual Report on Form 10-K, the Company uses derivative financial instruments to mitigate certain of those risks.

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 9:    Adoption of SFAS 142

The Company adopted SFAS 142 for acquisitions occurring prior to July 1, 2001 on January 1, 2002. SFAS 142 requires nonamortization of goodwill and intangible assets that have indefinite useful lives and annual impairment tests of those assets. The statement also provides specific guidance about how to determine and measure goodwill and intangible asset impairments, and requires additional disclosure of information about goodwill and other intangible assets. Goodwill and intangible assets acquired after June 30, 2001 were subject to the nonamortization provisions of the statement. The Company is in the process of performing the transitional goodwill impairment test required by SFAS 142 and expects this to be completed by June 30, 2002. The following presents March 31, 2001 net income and per share amounts exclusive of goodwill amortization as required by SFAS 142:

For the Quarter Ended March 31, 2001
(in millions except per share amounts)	Net income	Basic	Diluted
Reported net income and earnings per share	$187.5	$0.48	$0.47
Add back: goodwill amortization	26.3	0.06	0.06

Adjusted net income and earnings per share	$213.8	$0.54	$0.53

The following table provides the components of other intangibles:

As of December 31,	2001
(in millions)
Acquired contracts, less accumulated amortization of $244.0 million	$490.4
Conversion costs, less accumulated amortization of $155.4 million	191.0
Contract costs, less accumulated amortization of $133.1 million	183.0
Developed software, less accumulated amortization of $139.1 million	146.7
Purchased or acquired software, less accumulated amortization of $102.3 million	87.8
Other, less accumulated amortization of $60.0 million	132.6

Other intangibles, less accumulated amortization	$1,231.5

The estimated future aggregate amortization expense for existing other intangibles as of December 31, 2001 is $262.9 million in 2002, $229.2 million in 2003, $196.3 million in 2004, $169.3 million in 2005 and $138.7 million in 2006.

At December 31, 2001, goodwill recorded at the segment reporting level was $1,150.7 million in payment services, $1,793.2 million in merchant services, $400.8 million in card issuing services, $66.6 million in emerging payments and $27.7 million in all other and corporate.

Note 10:    Segment Information

First Data Corporation classifies its businesses into four segments: payment services, merchant services, card issuing services and emerging payments. See the Company’s 2001 Annual Report on Form 10-K for a detailed description of each segment and the accounting policies of the operating segments.

The following table presents the Company’s operating segment results for the three months ended March 31, 2002 and 2001 (in millions):

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
	Three months ended March 31,
	2002	2001
Revenues:
Payment Services	$719.1	$625.6
Merchant Services	578.3	506.9
Card Issuing Services	452.3	472.8
Emerging Payments	26.9	21.4
All Other and Corporate	22.7	32.5

Subtotal	1,799.3	1,659.2

Eliminations (a)	(72.0)	(54.2)
Divested and Discontinued Businesses	—	12.8

Consolidated	$1,727.3	$1,617.8

Operating Profit:
Payment Services	$230.3	$161.3
Merchant Services	143.3	107.7
Card Issuing Services	84.5	72.7
Emerging Payments	(8.4)	0.2
All Other and Corporate	(20.7)	(2.2)

Subtotal	429.0	339.7

Corporate Interest Expense	(30.7)	(31.5)
Restructuring and Impairments	(12.9)	—
Eliminations (a)	(51.2)	(38.8)
Divested and Discontinued Businesses	—	(2.3)

Consolidated	$334.2	$267.1

Depreciation & Amortization:
Payment Services	$20.3	$30.2
Merchant Services	57.0	65.2
Card Issuing Services	40.2	50.1
Emerging Payments	3.1	0.7
All Other and Corporate	4.9	3.3

Subtotal	125.5	149.5

Divested and Discontinued Businesses	—	1.1

Consolidated	$125.5	$150.6

(a)	Represents elimination of adjustment to record payment services revenues on a pre-tax equivalent basis and elimination of inter-segment revenue.

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	March 31, 2002	December 31, 2001
Segment Assets (in millions):
Payment Services	$14,600.6	$14,663.6
Merchant Services	4,828.4	4,912.1
Card Issuing Services	1,437.8	1,425.8
Emerging Payments	246.8	259.0
All Other and Corporate	606.0	645.2

Subtotal	21,719.6	21,905.7

Divested and Discontinued Businesses	—	6.5

Consolidated	$21,719.6	$21,912.2

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

The parties to some of these actions reached a proposed settlement. Under the proposed settlement, the Company established a charitable fund for the advancement of Mexican and Mexican-American causes in the amount of $4 million. Western Union also will issue coupons for discounts on future money transfer transactions to Mexico to its customers who transferred money from the U.S. to Mexico between January 1, 1987 and August 31, 1999. In addition, the Company will issue coupons for discounts on future Western Union transactions to customers who transferred money to Mexico from January 1, 1988 to December 10, 1996 using the MoneyGram service because MoneyGram was previously operated by a subsidiary of the Company. The proposed settlement also includes reasonable attorneys’ fees and costs as well as the costs of settlement notice and administration.

On December 21, 2000, the United States District Court for the Northern District of Illinois granted final approval of the proposed settlement and entered a final judgment. In approving the settlement, the Court permanently enjoined the continued prosecution of the other actions. Some of the class members who objected to the settlement in the respective actions appealed the final judgment approving the settlement. On October 4, 2001, the United States Court of Appeals for the Seventh Circuit affirmed the judgment of the District Court. The class members who filed the appeal subsequently filed a petition for rehearing and petition for rehearing en banc in the Court of Appeals. The petitions were denied. On or about January 28, 2002, the same class members who appealed the judgment petitioned the United States Supreme Court for a writ of certiorari seeking

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

review of the judgment approving the settlement. On April 22, 2002, the United States Supreme Court denied the petition for a writ of certiorari.

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

FIRST DATA CORPORATION
Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Significant Developments

During the first three months of 2002, First Data Corporation (“FDC” or the “Company”) continued to emphasize its three principal business segments: payment services, merchant services and card issuing services. The Company’s focus is on revenue growth, cost management and execution of core strategies. FDC continues to seek Internet and other new technological growth opportunities in these core segments as well as in its fourth segment, emerging payments.

During the quarter in the payment services segment, Western Union purchased a 25% equity interest in Christopher C. Varvias & Associates S.A., its money transfer agent in Greece with a network of more than 540 locations in 80 cities throughout the country.

In April 2002, Western Union acquired 100% of Paymap Inc., a financial services company that develops and markets innovative electronic payment services. Western Union will leverage its existing commercial distribution network and brand equity to offer Paymap’s innovative services to Western Union customers.

In the merchant services segment, First Data entered into a merchant alliance agreement with SunTrust Banks, Inc. This agreement expands a long-standing relationship with SunTrust, strengthening First Data’s presence in the Southeast and Mid-Atlantic States. Also, the United States Postal Service extended its debit and credit processing relationship with First Data Merchant Services through 2005 through an agreement with one of its bank partners.

During 2002 merchant services continues to expand into the debit market having signed agreements with various petroleum, fast food and supermarket merchants.

First Data’s card issuing services segment had significant new contract signings, renewals and extensions including: Citi Commerce Solutions, National City Bank, Direct Merchants Credit Card Bank, N.A., Advanta, PREMIER Bankcard, The Dunlap Company and a number of international agreements through its PaySys division.

In April of 2002 in the emerging payments segment, govONE Solutions, an operating company of eONE Global, acquired GovConnect. GovConnect provides electronic service delivery, consulting and technology solutions to the government marketplace. The acquisition enhances govONE’s current product offering, depth of capabilities, and adds continuous access to payment information and transaction processing to governments.

On March 6, 2002, the Board of Directors declared a two-for-one common stock split which will be effected in the form of a stock dividend of one additional share of common stock for each share of common stock outstanding to holders of record on May 20, 2002, with distribution of the shares on June 4, 2002. The common stock split is subject to shareholder approval of an increase in authorized shares of the Company’s common stock at the 2002 annual shareholders’ meeting, and accordingly, earnings per share calculations in this Form 10-Q have not been restated to reflect this stock split.

FDC is a market leader in its three major segments: payment services, merchant services and card issuing services. The Company continues to focus on enhancing these core business areas and to assess how best to serve its customer base as well as pursue opportunities to expand its emerging payment businesses. Among the

FIRST DATA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

actions the Company believes are necessary to continue its leadership position is a focused effort to expand internationally, develop new products and services and enhance its processing platforms in response to Company growth, client requirements, changing technology and expanding e-commerce initiatives. The Company also will continue to streamline operations and reduce costs.

Additionally, the Company continues to upgrade its business continuity plans to reflect new systems and platforms developed to support these actions. The Company also continues to enhance security around its systems and facilities.

Results of Operations

The Company derives revenues in each of its reportable segments principally based on the number of transactions processed, a percentage of dollar volume processed, accounts on file or some combination thereof. For the three months ended March 31, 2002, total revenues increased 7% to $1.73 billion from $1.62 billion in the prior year quarter. Approximately one-half of this growth was attributable to business acquisitions occurring in 2001, which primarily were in the merchant services segment. Excluding the impact of divested and discontinued businesses, the Company’s revenue growth rate for the first quarter of 2002 was 8%. In January 2002, First Data Corporation adopted Emerging Issues Task Force Issue No. 01-14, (EITF 01-14), formerly Topic No. D-103, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” which requires that reimbursements received for “out-of-pocket” expenses be characterized as revenue. Upon adoption on January 1, 2002, results for all prior periods were restated. Revenues and operating expenses in the first quarter of 2001 have been restated, resulting in an increase of $109.2 million, primarily for telecommunication and postage costs.

Product sales and other revenues increased 58% from $47.4 million in the first three months of 2001 to $74.8 million in the same period of 2002. This increase is due primarily to the sales of products by TASQ Technology, Inc., which was acquired in March 2001, and gains on the sale of portfolio investments.

For the three months ended March 31, 2002, operating expenses increased 1% to $1,051.4 million from $1,040.7 million on a reported basis, which have been restated for the adoption of EITF 01-14, and 4% on a pro forma basis in the same period of 2001. The pro forma results noted in the preceding sentence, and throughout the rest of this discussion and analysis, represent 2001 reported amounts adjusted for the impact of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (SFAS 142) which resulted in the elimination of goodwill amortization effective January 1, 2002. The increase in operating expenses resulted from growth in business and business acquisitions made in 2001, partially offset by cost reduction initiatives implemented in late 2001 and into 2002. Reported and pro forma operating expenses as a percent of revenue decreased in the first quarter of 2002 as compared to the same period in 2001. This decline was attributable to the items noted above.

Selling, general and administrative expenses increased 7% to $298.1 million in 2002’s first quarter compared to $278.5 million for the same period in 2001. As a percentage of revenue, selling, general and administrative expenses remained relatively flat on a quarter over quarter basis. The dollar increase primarily relates to the impact of business acquisitions made in 2001 and increased spending on specific initiatives. The increases were slightly offset by the impact of cost reduction initiatives and the timing of advertising expenditures at Western Union.

During the three months ended March 31, 2002, the Company incurred charges of $12.9 million, $8.1 million net of tax, related to restructuring activities and asset impairments. The Company recorded restructuring charges of $8.1 million for the three months ended March 31, 2002; $6.0 million related to merchant services,

FIRST DATA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

$1.5 million related to emerging payments, $0.3 million related to card issuing services and $0.3 million related to all other and corporate. These charges were comprised of severance totaling $7.8 million and $0.3 million related to lease terminations. Severance charges resulted from the termination of approximately 280 employees, representing less than 1% of the Company’s workforce, due to the reorganization of various departments and closing of certain facilities. Savings realized for the current year from these restructurings are expected to be approximately $15.9 million. The full amount of the annualized savings is expected to be approximately $17.9 million.

In addition to the restructuring charges, the Company also recorded asset impairment charges of $4.8 million for the three months ended March 31, 2002. These impairments primarily related to investments in e-commerce and software businesses.

Interest expense decreased 3% to $30.7 million for the first quarter of 2002 from $31.5 million for the first quarter of 2001. The decrease is attributable to significantly lower interest rates, partially offset by the impact of a 34% increase in the average total debt balance.

FDC’s effective tax rate for the first quarter of 2002 was 26.9%, compared with 2001’s first quarter reported rate of 28.8% and pro forma rate of 27.4%. Excluding the impact of restructuring and asset impairment charges, the effective tax rate was 27.3% in 2002.

The $2.7 million cumulative effect of a change in accounting principle in the 2001 first quarter related to the Company’s adoption of SFAS No. 133 for its derivative and hedging activities.

Net income of $244.3 million for the three months ended March 31, 2002 was up from the reported and pro forma net income amounts of $187.5 million and $213.8 million, respectively, in the comparable period of 2001. Excluding restructuring and asset impairment charges, divested and discontinued businesses and a change in accounting principle, net income for the three months ended March 31, 2002 of $252.4 million increased 32% and 16% over 2001’s first quarter reported and pro forma net income of $191.6 million and $217.9 million, respectively. The increase from 2001 pro forma net income was primarily the result of margin improvements in the combined core businesses, primarily driven by continued strength in transactions and volume trends, an increase in revenues and the impact of cost reduction initiatives. Diluted earnings per share (“EPS”) increased 34% from reported first quarter 2001 EPS and 19% from pro forma first quarter 2001 EPS to $0.63 for the first three months of 2002. Excluding the impact of restructuring and asset impairment charges, divested and discontinued businesses and a change in accounting principle, diluted EPS increased 35% from reported first quarter 2001 EPS and 20% from pro forma first quarter 2001 EPS to $0.65 in the first three months of 2002.

Payment Services

Total revenues in the payment services segment increased by 15% to $719.1 million (on a tax-equivalent basis and 16% after adjusting for currency fluctuations) in the first quarter of 2002, as compared to $625.6 million in the same period of 2001. This increase reflects continuing strong underlying volume increases in total worldwide money transfer transactions, which increased by 17% to 30.0 million. Revenue for international money transfers (a transfer either sent to or received from an international location other than Mexico) grew 23% (26% after adjusting for currency fluctuations) with transaction growth of 33%. At March 31, 2002, the agent base had grown 20% as compared to a year ago, with nearly 124,000 agents in more than 185 countries and territories. Valuelink, the Company’s stored-value service, increased transactions by 60% in the first quarter 2002 to more than 149 million transactions. Also contributing to this growth was increased revenue from the investment portfolio due to lower interest rates, which resulted in lower commissions paid to selling

FIRST DATA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

agents, and gains realized on the liquidation of certain portfolio investments. The investment portfolio balance is driven largely from sales of official checks by selling agents. The sales volume of official checks and related investment portfolio balances vary by use of checks. The Company considers the composition of portfolio balances when addressing liquidity needs of the official check business. Periodically the Company’s Investment Committee will review the quality of the portfolio and will sell certain investments to reposition the profile of the portfolio as it pertains to attributes such as credit quality, sector and asset/liability management objectives.

Operating profits for the first quarter of 2002 grew 43% and 35% over last year’s first quarter reported and pro forma operating profits, respectively, from $161.3 million and $171.2 million, respectively, to $230.3 million. The increase in operating profits is attributable to the revenue growth described above, focused expense management, including Six Sigma initiatives, the timing of advertising expenditures and reduced development spending.

Western Union’s revenue growth is driven by its worldwide network of roughly 15,000 “corridors” – country-to-country money-transfer pairs. Within these corridors, immigration patterns, regulations, economic conditions, competition and other factors can impact both transactions and revenues.

Certain governmental agencies in the U.S. and abroad are considering additional regulations related to money transfer and money order transactions. The Company is working with these agencies to develop effective regulations. Unexpectedly onerous regulations could have an adverse effect on both revenues and profits.

Merchant Services

Revenues in the merchant services segment grew 14% to $578.3 million for the first quarter of 2002 compared to $506.9 million for first quarter 2001. First quarter 2001 revenues have been restated to reflect Cardservice International, Inc. (“CSI”) as a consolidated subsidiary. In the fourth quarter of 2001, the Company acquired the 50% interest in CSI it previously did not own and retroactively accounted for CSI as a consolidated subsidiary back to January 1, 2001. North America merchant dollar volume and transactions grew 11% and 13%, respectively, over the first quarter of 2001 with North America merchant dollar volume and transactions increasing to $121.9 billion and 2.2 billion, respectively, in 2002. Revenue growth was driven by growth in both the dollar volume and number of transactions processed and the business acquisitions of NYCE Corporation and TASQ Technology, Inc. in 2001. Approximately two-thirds of the segment’s revenue growth was attributable to these acquisitions.

Operating profits increased 33% and 15% on a reported and pro forma basis, respectively, to $143.3 million for the first quarter of 2002 from a reported operating profit of $107.7 million and pro forma operating profit of $124.9 million for the 2001 first quarter. This improvement is reflective of increased volume and transactions, focused expense management and Six Sigma initiatives and benefits realized from a reduction in force in January 2002.

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

FIRST DATA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

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

Card Issuing Services

Total revenues in the card issuing services segment decreased 4% to $452.3 million for the first quarter of 2002 as compared to $472.8 million for 2001’s first quarter. The 2001 results have been restated for the adoption of EITF 01-14 in January 2002. The decline in revenue is attributable to certain deconversions in 2001. The April 2001 business acquisition of PaySys International, Inc. had the impact of partially offsetting the revenue reduction resulting from the deconversions. Card accounts on file as of March 31, 2002 were 317 million (a 2% increase from March 31, 2001) with domestic card accounts growing to 298 million (6% growth) and international card accounts declining to 19 million (34% decline), due to the deconversion of the Royal Bank of Scotland and NatWest in 2001. The Company has a pipeline of nearly 70 million retail, debit and bankcards to be converted, with 12 million scheduled to be converted in 2002.

The re-design of the North American card system continues on schedule, with several projects being implemented for customers during the first quarter of 2002. During the quarter, two system upgrades were completed on or ahead of schedule, one enhances fraud detection and the other improves card re-issuance capabilities. Delay in system development scheduled for delivery in 2002 could postpone certain conversions scheduled for the third quarter of 2002 and might impact the continuation of performance on certain significant contracts, resulting in penalty payments and other potential remedies for these customers. Management expects to invest $40 million to $70 million in 2002 into this re-design effort.

Consolidation among financial institutions has led to an increasingly concentrated client base, which results in a changing client mix towards larger, highly sophisticated customers. The effects of client mix, and the card type mix shifting more heavily towards retail versus bankcards, most likely will cause revenues to grow more slowly than accounts on file.

Operating profit for the card issuing services segment increased 16% on a reported basis and 10% on a pro forma basis to $84.5 million in 2002’s first quarter from a reported operating profit of $72.7 million and a pro forma operating profit of $76.7 million in 2001. Improved performance was driven by cost management initiatives, including Six Sigma initiatives, and productivity improvements that resulted in significant operating margin improvements.

Emerging Payments

Revenues for the emerging payments segment increased 26% to $26.9 million in the first quarter of 2002 from $21.4 million for 2001, attributable to the business acquisitions of Taxware and Encorus in 2001.

The segment had an operating loss of $8.4 million for 2002 versus an operating profit of $0.2 million for 2001. The operating losses primarily reflect the additional spending relating to the establishment of a core management team and the addition of Encorus.

All Other and Corporate

Revenues from other operations decreased to $22.7 million for the first quarter of 2002 from $32.5 million in

FIRST DATA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

first quarter 2001. Almost three-quarters of the decline was attributable to a decline in interest income.

Operating losses increased in 2002 from a $2.2 million loss in 2001 to a $20.7 million loss for 2002. The increase in the operating loss is mainly attributable to increased spending on certain corporate initiatives and a decline in interest income.

Capital Resources and Liquidity

FDC continues to generate significant cash flow from operating activities, aggregating approximately $447.8 million in 2002, an increase of $177.9 million over 2001’s amount of $269.9 million. The 2002 operating cash flow was primarily produced from net income of $244.3 million adjusted for depreciation and amortization expense of $125.5 million and non-cash items totaling $21.9 million. These operating inflows included $56.1 million related to working capital items. FDC utilized this cash flow primarily to reinvest in its existing businesses, to fund treasury stock purchases and to contribute to the financing of acquisitions.

FDC reinvests cash in its existing businesses primarily to expand its processing capabilities through property and equipment additions and to establish customer processing relationships through initial contract payments, conversion costs and systems development. Capitalized amounts for these cash outlays totaled $110.2 million in 2002 compared with $100.0 million in 2001.

Overall, FDC’s operating cash flow for the first three months of 2002 exceeded its investing activities associated with additions to property and equipment and capitalized contract and systems development costs by $337.6 million as compared to $169.9 million in 2001. This cash source contributed to funds utilized for payments related to businesses previously acquired and treasury stock purchases.

Cash outlays for acquisitions in the first three months of 2002 totaled $30.4 million, compared to $281.6 million in 2001. The Company also paid $140.3 million for prior year acquisitions due primarily to the payment of a promissory note related to the acquisition of CSI.

The Company’s financing activities in the first quarter of 2001 included the issuance of $542 million of 2% Senior Convertible Contingent Debt Securities due 2008, which generated net cash proceeds of $534 million.

The Company received proceeds of $120.2 million from the sale of stock through stock option exercises and other employee stock benefit programs in 2002. Offsetting these cash inflows were share repurchases of $222.3 million under the Company’s $700 million share repurchase program discussed below and purchases of stock for various employee benefit programs as well as $7.6 million of dividend payments. Additionally, the Company paid down $238.4 million of its short-term borrowings. Net cash used in financing activities was $348.9 million in 2002 compared to a cash inflow of $91.7 million in 2001.

During the first quarter of 2002, the Company purchased 0.2 million of its common stock at a cost of approximately $11.6 million, under the Board of Directors authorized $700 million stock repurchase in September 2001. Through May 8, 2002, the Company has purchased 6.2 million of its common stock at a cost of approximately $440 million under this authorization. On May 8, 2002 the Board of Directors approved an additional $500 million repurchase program. The Company has approximately $760 million in available funds under these programs. The remaining $210.7 million of treasury stock purchases during 2002 related to shares repurchased for issuances upon the exercise of stock options and share issuances under the Company’s employee stock purchase program.

The Company filed a new shelf registration in the first quarter 2001, providing for the issuance of up to $1.5 billion of debt and equity securities of the Company, of which $200 million was available at March 31, 2002. The Company has another shelf registration providing for the issuance of approximately 10 million shares of the

FIRST DATA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Company’s common stock in connection with certain types of acquisitions, of which approximately 10 million shares are available at March 31, 2002.

Included in cash and cash equivalents on the Consolidated Balance Sheet at March 31, 2002 is $70 million related to required investments of cash in connection with the Company’s merchant card settlement operation. FDC has remaining available short-term borrowing authorization of approximately $1.7 billion at March 31, 2002 under the Company’s commercial paper program, extendable commercial note program and uncommitted bank credit lines.

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

In connection with certain business combinations, lease arrangements, bankcard association agreements and agent settlement agreements, the Company has $68 million in outstanding letters of credit, most of which expire in 2002.

The Company’s contractual obligations as of March 31, 2002 have not changed materially from the amounts disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2001 Annual Report on Form 10-K.

The Company’s critical accounting policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2001 Annual Report on Form 10-K.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the 2001 Annual Report on Form 10-K related to the Company’s exposure to market risk from interest rates.

Independent Accountants’ Review Report

The Stockholders and Board of Directors
First Data Corporation

We have reviewed the accompanying consolidated balance sheet of First Data Corporation as of March 31, 2002 and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of First Data Corporation as of December 31, 2001, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein) and in our report dated January 23, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Ern	st & Young LLP

Denver, Colorado
April 10, 2002

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. None of these matters, either individually or in the aggregate, currently is material to the Company except as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “Annual Report”). There were no material developments in the litigation matters previously disclosed except for the following developments.

On April 22, 2002, the United States Supreme Court denied the petition for a writ of certiorari in the actions filed by Raul Ross Pineda (“Pineda”) and by Luis Pelayo and Oscar Perales (“Pelayo”) that were previously reported in the Annual Report. The actions filed by Raul Garcia (“Garcia”); Rita Sandoval and Andres Peña (“Sandoval”); and Maria Rosa Ibarra, Rosa Maria Landin and Rigoberto Estrada (“Ibarra”) that were previously reported in the Annual Report remain enjoined and the Company expects that they will be dismissed. If the Garcia, Sandoval, and Ibarra actions are dismissed, and are not subsequently appealed, the Company will implement the settlement as described in the Annual Report, which will result in the resolution of all claims asserted against the Company in the Pelayo, Pineda, Garcia, Sandoval, and Ibarra actions. Additionally, the Company will be released from all claims for indemnity by MoneyGram that arise or relate to the claims asserted by the settlements in the Pelayo and Pineda actions.

On April 15, 2002, VISA U.S.A. Inc. filed a complaint in the United States District Court for the Northern District of California, San Francisco Division, against the Corporation and its subsidiaries First Data Resources, Inc. and First Data Merchant Services Corporation. With Visa’s knowledge, these subsidiaries have been internally authorizing and settling certain VISA credit card transactions without the use of the Visa network for a number of years. Visa alleges that, although its Operating Rules allow members to authorize and settle VISA credit card transactions without the use of the Visa network, Visa must be notified of and approve the arrangement. Visa alleges that the two subsidiaries did not provide adequate notice and failed to obtain Visa’s permission prior to expanding its arrangement to internally authorize and settle VISA credit card transactions. Visa also alleges that these actions violate contractual commitments between the parties and infringe on Visa’s trademark since it is unable to determine if the authorization and settlement procedures used by the Corporation meet Visa’s quality control requirements. Visa seeks a declaratory judgment, an injunction, damages in an amount to be proven at trial, costs of suit, and attorney fees. The Corporation believes that it has complied with all of its obligations to Visa and intends to vigorously defend this action.

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits

12	Computation of Ratio of Earnings to Fixed Charges

15	Letter from Ernst & Young LLP Regarding Unaudited Interim Financial Information

99	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements

(b)	Reports on Form 8-K

None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST DATA CORPORATION
(Registrant)

Date: May 13, 2002	By	/s/ Kimberly S. Patmore
Kimberly S. Patmore Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 13, 2002	By	/s/ Tom L. Moore
Tom L. Moore Vice President and Corporate Chief Financial Officer (Principal Accounting Officer)

FIRST DATA CORPORATION

INDEX TO EXHIBITS

Exhibit Number	Description
12	Computation of Ratio of Earnings to Fixed Charges

15	Letter from Ernst & Young LLP Regarding Unaudited Interim Financial Information

99	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements