Form 10-Q
period 2002-06-30
FIRST DATA CORP
filed 2002-08-13
CIK 883980

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________ to _________________

Commission file number 1-11073

FIRST DATA CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	47-0731996

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6200 SOUTH QUEBEC STREET, GREENWOOD VILLAGE, COLORADO	80111

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code     (303) 967-8000

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X     No

       Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares
Title of each class	Outstanding at June 30, 2002

(Common stock, $.01 par value)	757,128,488

FIRST DATA CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST DATA CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,

	2002	2001	2002	2001

REVENUES
Service revenues *	$1,793.2	$1,624.6	$3,445.7	$3,195.0
Product sales and other	81.8	92.7	156.6	140.1

	1,875.0	1,717.3	3,602.3	3,335.1

EXPENSES
Operating	1,095.4	1,081.6	2,146.8	2,122.3
Selling, general & administrative	318.2	264.8	616.3	543.3
Restructuring, business divestitures, litigation and impairment, net	28.0	(5.7)	40.9	(5.7)
Interest expense	28.6	31.3	59.3	62.8

	1,470.2	1,372.0	2,863.3	2,722.7

Income before cumulative effect of a change in accounting
principle and income taxes	404.8	345.3	739.0	612.4
Income taxes	106.2	99.9	196.1	176.8

Income before cumulative effect of a change in
accounting principle	298.6	245.4	542.9	435.6
Cumulative effect of a change in accounting principle, net of $1.6
income tax benefit	–	–	–	(2.7)

Net income	$298.6	$245.4	$542.9	$432.9

Earnings per share – basic	$0.39	$0.31	$0.71	$0.55
Earnings per share – diluted	$0.39	$0.31	$0.70	$0.54

Weighted-average shares outstanding:
Basic	760.0	782.7	761.3	785.8
Diluted	775.7	800.6	778.3	803.0

*Includes processing fees, administrative service fees and other fees charged to merchant alliances accounted for under the equity method of $77.4 million and $149.5 million for the three and six months ended June 30, 2002, respectively, and $53.8 million and $119.1 million for the comparable periods in 2001.

See notes to consolidated financial statements.

FIRST DATA CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	June 30,	December 31,
	2002	2001

ASSETS
Cash and cash equivalents	$833.6	$917.5
Settlement assets	13,636.8	13,166.9
Accounts receivable, net of allowance for doubtful accounts of $67.0 (2002) and $54.6 (2001)	1,158.0	1,051.0
Property and equipment, net	682.3	654.9
Goodwill	3,625.1	3,439.0
Other intangibles, less accumulated amortization of $956.2 (2002) and $833.9 (2001)	1,325.0	1,231.5
Investment in affiliates	784.5	778.5
Other assets	584.9	672.9

	$22,630.2	$21,912.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Settlement obligations	$13,399.4	$13,100.6
Accounts payable and other liabilities	2,470.8	2,189.6
Borrowings	2,967.2	3,102.1

Total Liabilities	18,837.4	18,392.3

Stockholders’ Equity:
Common Stock, $.01 par value; authorized 2,000.0 shares, issued 897.9 (2002 and 2001)	9.0	9.0
Additional paid-in capital	2,508.5	2,411.1

Paid-in capital	2,517.5	2,420.1
Retained earnings	4,685.6	4,365.2
Accumulated other comprehensive income (loss)	(68.7)	(143.3)

Less treasury stock at cost, 140.8 shares (2002) and 136.8 shares (2001)	(3,341.6)	(3,122.1)

Total Stockholders’ Equity	3,792.8	3,519.9

	$22,630.2	$21,912.2

See notes to consolidated financial statements.

FIRST DATA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,

	2002	2001

Cash and cash equivalents at beginning of period	$917.5	$853.3

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	542.9	432.9
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	257.1	316.3
Non-cash portion of charges (gains) related to restructuring, business divestitures, litigation and impairment, net	40.9	(5.7)
Other non-cash items, net	(12.3)	5.4
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable	(70.2)	38.7
Other assets	1.7	(54.9)
Accounts payable and other liabilities	22.0	(198.6)
Income tax accounts	169.2	53.4

Net cash provided by operating activities	951.3	587.5

CASH FLOWS FROM INVESTING ACTIVITIES
Current year acquisitions, net of cash acquired	(273.8)	(421.9)
Payments related to other businesses previously acquired	(146.0)	(25.1)
Proceeds from dispositions, net of expenses paid	–	1.8
Additions to property and equipment, net	(121.8)	(84.3)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(100.0)	(109.6)
Other investing activities	105.4	(24.7)

Net cash used in investing activities	(536.2)	(663.8)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	(63.6)	(76.9)
Proceeds from issuance of long-term debt	–	534.0
Principal payments on long-term debt	(1.7)	–
Proceeds from issuance of common stock	148.3	148.3
Proceeds from issuance of subsidiary stock	–	22.2
Purchase of treasury shares	(566.7)	(508.3)
Cash dividends	(15.3)	(15.7)

Net cash provided by (used in) financing activities	(499.0)	103.6

Change in cash and cash equivalents	(83.9)	27.3

Cash and cash equivalents at end of period	$833.6	$880.6

See notes to consolidated financial statements.

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Basis of Presentation

The accompanying consolidated financial statements of First Data Corporation (“FDC” or the “Company”) should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2001. Significant accounting policies disclosed therein have not changed except as discussed in Note 9, with respect to the Company’s adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), and below.

In January 2002, First Data Corporation adopted EITF 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” which requires that reimbursements received for “out-of-pocket” expenses be characterized as revenue. As a result of the adoption, results for the three and six months ended June 30, 2001 were restated to increase revenues and operating expenses by $109.4 million and $218.6 million, respectively, primarily for telecommunication and postage costs. The adoption had no impact on net income.

In the fourth quarter of 2001, the Company acquired the remaining 50% ownership interest in Cardservice International (CSI). 2001 revenues and expenses have been restated to reflect CSI as a consolidated subsidiary retroactive to January 1, 2001. It was previously accounted for under the equity method of accounting.

The accompanying consolidated financial statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial position of the Company at June 30, 2002, and the consolidated results of its operations for the three and six months ended June 30, 2002 and 2001, and cash flows for the six months ended June 30, 2002 and 2001. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

FDC recognizes revenues from its information processing services as such services are performed, recording revenues net of certain costs not controlled by the Company (primarily interchange fees and assessments charged by credit card associations of $548.5 million and $474.6 million for the three months ended June 30, 2002 and 2001, respectively, and $1,017.0 million and $919.1 million for the six months ended June 30, 2002 and 2001, respectively).

Certain amounts from the prior year have been reclassified to conform to the current presentation.

Note 2: Acquisitions

In January 2002, the Company acquired an ownership interest of approximately 25% in Christopher C. Varvias & Associates S.A., its money transfer agent in Greece.

In March 2002, the Company and SunTrust Banks, Inc. (SunTrust) formed an alliance, SunTrust Merchant Services, LLC. The Company and SunTrust contributed a merchant portfolio to the alliance. Following the contribution, the Company acquired a portion of SunTrust's equity interest in the alliance for cash. The payment to SunTrust has been treated as an acquired contract cost and is being amortized over a ten-year period. First Data is consolidating the alliance and is responsible for management, operations,

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

risk management and sales activities. SunTrust is supporting marketing efforts through its sales channels, including its 1,200 retail branch locations and treasury management groups.

In April 2002, the Company acquired Paymap Inc. for an initial purchase price of approximately $82 million in cash. Additional consideration of up to $26 million may be paid if certain operational targets are met. Paymap Inc. is a financial services company that develops and markets electronic payment services such as a mortgage payment accelerator. The preliminary purchase price allocation resulted in identifiable intangible assets of $22.4 million, which are being amortized over five to six years, and goodwill of $60.3 million.

Also in April 2002, TeleCheck Services, Inc., a wholly owned subsidiary of the Company, acquired substantially all of the assets of International Check Services, Inc (ICS). ICS is a check acceptance company that provides both traditional and electronic check products.

Additionally in April 2002, govONE Solutions, LP, an operating company of eONE Global, acquired GovConnect, Inc., a provider of electronic service delivery, consulting and technology solutions to the government marketplace.

In May 2002, the Company completed an acquisition of a front-end authorization and capture business.

In June 2002, the Company acquired E Commerce Group Products, Inc. for an initial purchase price of approximately $71 million in cash. Additional consideration of up to $50 million may be paid if certain operational targets are met. E Commerce Group Products, Inc. provides e-commerce offerings, including technology that allows companies to receive electronic bill payments through multiple sources. The preliminary purchase price allocation resulted in identifiable intangible assets of $19.0 million which are being amortized over one to five years and goodwill of $47.5 million.

The aggregate consideration paid for acquisitions completed during the six months ended June 30, 2002 was $279.3 million. The aggregate preliminary purchase price allocation for these acquisitions resulted in $112.6 million of identifiable intangible assets, which are being amortized over one to ten years, and goodwill of $157.2 million.

Note 3: Restructuring, Litigation and Asset Impairment

During the three months and six months ended June 30, 2002, the Company incurred net charges of $28.0 million, $17.6 million net of tax, and $40.9 million, $25.7 million net of tax, respectively, related to asset impairments, restructuring activities, and anticipated litigation settlements, offset by prior period restructuring and divestiture reserve reversals and a gain on the sale of CheckFree Corporation stock, which were reported on the restructuring, litigation and impairments line of the income statement.

The Company recorded restructuring charges of $8.1 million for the first three months of 2002; $6.0 million related to merchant services, $1.5 million related to emerging payments, $0.3 million related to card issuing services and $0.3 million related to corporate and all other. These charges were comprised of severance totaling $7.8 million and $0.3 million related to lease terminations. Severance charges resulted from the termination of approximately 280 employees, representing less than 1% of the Company’s workforce, due to the reorganization of various departments and closing of certain facilities. Savings realized for the current year from these restructurings are expected to be approximately $15.9 million. The full amount of the annualized savings is expected to be approximately $17.9 million. The Company did not record any restructuring charges during the three months ended June 30, 2002.

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company recorded asset impairment charges of $10.4 million and $15.2 million for the three and six months ended June 30, 2002, respectively. These charges were primarily comprised of $8.5 million related to the cessation of the SurePay platform development efforts and the write-down of investments in e-commerce and software businesses.

Additionally, the Company recorded a charge of $30.0 million relating to the anticipated settlement of various class action lawsuits pertaining to the Company’s money transfer business, including legal fees and other outside administrative costs. Refer to Note 11 for additional information regarding these class action lawsuits.

Partially offsetting the charges noted above was a gain on the sale of a portion of the Company’s investment in CheckFree Corporation, totaling $8.1 million, and the reversal of various prior period restructuring and divestiture reserves totaling $4.3 million, due to changes in estimates and the release of amounts previously held in escrow.

The following table summarizes the Company’s utilization of restructuring accruals for the six months ended June 30, 2002 (in millions):

	Employee	Facility
	Severance	Closure

Remaining Accrual at December 31, 2001	$20.9	$6.7
Current Period Expense Provision	7.8	0.3

Cash Payments and Other	(16.4)	(1.4)
Changes in Estimates	(1.8)	–

Remaining Accrual at June 30, 2002	$10.5	$5.6

During the six months ended June 30, 2001, the Company recorded restructuring charges of $15.7 million; $8.4 million of charges related to payment services, $5.6 million of charges related to merchant services, $0.8 million of charges related to card issuing services, and $0.9 million of charges related to all other and corporate. These charges were comprised of severance totaling $14.8 million, and $0.9 million related to losses on lease terminations and a customer contract. Severance charges were for approximately 425 employees, representing approximately 1.5% of the Company’s workforce, resulting from the downsizing of various departments. The Company also recorded asset impairment charges of $7.9 million in the second quarter of 2001 primarily related to a $7.4 million writedown of an investment in Excite@Home.

In addition, the Company announced in the second quarter of 2001, the planned third quarter 2001 discontinuance of a collection business. As a result of the planned discontinuance, the Company recorded a pre-tax loss of $11.4 million in the second quarter 2001 relating to the closure. The charge included $4.1 million for employee severance, $2.6 million for facility exit costs and an asset impairment charge of $4.7 million.

Offsetting these charges in the second quarter of 2001 were prior period restructuring reserve reversals resulting from changes in estimates totaling $4.2 million, and $36.5 million of divestiture reserve reversals resulting from the expiration of contractual indemnities.

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

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

A merchant bank alliance is a joint venture between FDC and a financial institution that combines the expertise of the Company with the visibility and distribution of the bank. The joint ventures acquire credit and debit card transactions from merchants. The Company provides processing and other services to the joint ventures and charges fees to the joint venture primarily based on contractual transaction based pricing. These fees have been separately identified on the face of the Consolidated Statements of Income. At June 30, 2002, there were sixteen affiliates, including eight merchant alliances, accounted for under the equity method of accounting. Subsequent to June 30, 2002, the Company has acquired additional ownership interests in two merchant alliances, and will retroactively restate 2002 revenues and expenses back to January 1, 2002 to reflect these alliances as consolidated subsidiaries (refer to Note 10 for the financial impact on the Consolidated and Merchant Services results for 2002). The 2001 amounts reflect the retroactive treatment of the former Cardservice International alliance as a consolidated subsidiary based upon the Company increasing its ownership interest to 100% in December 2001.

A summary of financial information for the unconsolidated merchant alliances and international joint ventures accounted for under the equity method of accounting is as follows (in millions):

	June 30, 2002	December 31, 2001

Total Assets	$4,237.0	$4,552.6
Total Liabilities	3,252.5	3,638.6

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Net Operating Revenues	$404.6	$352.7	$759.8	$687.5
Operating Expenses	268.5	216.2	510.0	428.5
Operating Income	136.1	136.5	249.8	259.0
Net Income	116.3	124.3	217.0	232.3
FDC Share of Net Income	57.8	59.4	106.4	110.0

The formation of a merchant alliance generally involves each of the Company and its partner contributing contractual merchant relationships to the alliance and a cash payment from one partner to the other to achieve the desired ownership percentage for each partner. The asset amounts reflected above are owned by the alliances and other equity method investees and do not include any of such payments made by the Company. The amount by which the total of the Company’s investments in its joint ventures exceeded its proportionate share of the joint ventures’ net assets totaled $620.1 million and $614.7 million at June 30, 2002 and December 31, 2001, respectively. Prior to 2002, the entire excess was being amortized, and for the three and six months ended June 30, 2001, amortization expense amounted to $10.0 million and $19.0 million. In connection with the January 1, 2002 adoption of SFAS 142, the Company ceased amortizing the $369.2 million portion of the excess deemed to be goodwill. Amortization expense for the three and six months ended June 30, 2002 was $8.5 million and $16.4 million. The income statement amounts reflected above do not include these amortization amounts.

Note 5: Borrowings

The Company’s commercial paper borrowings at June 30, 2002 were $214.8 million. The Company’s commercial paper program is supported by a $1.1 billion revolving credit facility. In the first quarter of 2001, the Company filed a $1.5 billion shelf registration providing for the issuance of debt and equity securities. The Company has $200 million available under this registration, $250 million available under its uncommitted bank lines, and $300 million available under its extendable commercial note (“ECN”) program.

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 6: Earnings Per Share

Earnings per common share amounts are computed by dividing net income amounts by weighted-average common and common equivalent shares (when dilutive) outstanding during the period.

Amounts utilized in per share computations are as follows (in millions):

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Weighted-average shares outstanding:
Basic weighted-average shares	760.0	782.7	761.3	785.8
Common stock equivalents	13.0	15.2	14.3	14.5
4 7/8% convertible note due 2005	2.7	2.7	2.7	2.7

	775.7	800.6	778.3	803.0

Earnings add back related to convertible note	$0.4	$0.4	$0.9	$0.9

Diluted earnings per common share was calculated based on weighted-average shares outstanding, including the impact of shares issuable upon conversion of convertible debt and in the money common stock equivalents, which consist of outstanding stock options, warrants and restricted stock. The after tax interest expense and issue cost amortization on convertible debt is added back to net income when common stock equivalents are included in computing diluted earnings per common share. The “if converted” method is utilized in calculating diluted earnings per common share only when conversion is not conditional upon the occurrence of certain events.

In March 2002, the Company’s Board of Directors declared a 2-for-1 stock split of the Company’s common stock to be effected in the form of a stock dividend. Shareholders of record on May 20, 2002 received one share of the Company’s common stock for each share owned. The distribution of the shares occurred after the close of business on June 4, 2002. All share and per share amounts have been retroactively restated for all periods to reflect the impact of the stock split.

Note 7: Comprehensive Income

The components of comprehensive income are as follows (in millions):

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Net income:	$298.6	$245.4	$542.9	$432.9
Foreign exchange effect	32.2	(2.4)	30.6	(36.3)
Unrealized gain (loss) on hedging activities (a)	(109.3)	28.7	(56.3)	(41.0)
Unrealized gain on securities (b)	145.6	7.8	100.3	11.1

Total comprehensive income	$367.1	$279.5	$617.5	$366.7

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(a)	includes the ($24.8) million cumulative effect of adopting SFAS 133 on January 1, 2001.
(b)

net of reclassification adjustment for realized gains included in net income of $10.7 million and $21.0 million for the three and six months ended June 30, 2002 and $6.3 million and $9.5 million for the three and six months ended June 30, 2001.

Note 8: Derivative Financial Instruments

Adoption of SFAS 133

The Company adopted SFAS 133 on January 1, 2001. SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities at fair value. SFAS 133 requires that, upon adoption, the transition adjustment be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. In accordance with the transition provisions of SFAS 133, the Company recorded a net-of-tax transition adjustment loss of $24.8 million in other comprehensive income and a net-of-tax transition adjustment loss of $2.7 million in earnings. The ongoing application of SFAS 133 has not significantly altered the Company’s hedging strategies or impacted its net income. However, its application increased the volatility of other comprehensive income, other assets and other liabilities.

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

Note 9: Adoption of SFAS 142

The Company adopted SFAS 142 for acquisitions occurring prior to July 1, 2001 on January 1, 2002. SFAS 142 requires nonamortization of goodwill and intangible assets that have indefinite useful lives and annual impairment tests of those assets. The statement also provides specific guidance about how to determine and measure goodwill and intangible asset impairments, and requires additional disclosure of information about goodwill and other intangible assets. Goodwill and intangible assets acquired after June 30, 2001 were subject to the nonamortization provisions of the statement. The Company has completed the transitional goodwill impairment test required by SFAS 142 and did not identify any impairments.

The following presents net income and per share amounts exclusive of goodwill amortization, as required by SFAS 142:

For the Quarter Ended June 30, 2001

(in millions except per share amounts)	Net income	Basic	Diluted

Reported net income and earnings per share	$245.4	$0.31	$0.31
Add back: goodwill amortization	30.4	0.04	0.04

Adjusted net income and earnings per share	$275.8	$0.35	$0.35

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

For the Six Months Ended June 30, 2001

(in millions except per share amounts)	Net income	Basic	Diluted

Reported net income and earnings per share	$432.9	$0.55	$0.54
Add back: goodwill amortization	57.3	0.07	0.07

Adjusted net income and earnings per share	$490.2	$0.62	$0.61

The following table provides the components of other intangibles:

As of December 31,	2001

(in millions)

Acquired contracts, less accumulated amortization of $244.0 million	$490.4
Conversion costs, less accumulated amortization of $155.4 million	191.0
Contract costs, less accumulated amortization of $133.1 million	183.0
Developed software, less accumulated amortization of $139.1 million	146.7
Purchased or acquired software, less accumulated amortization of $102.3 million	87.8
Other, less accumulated amortization of $60.0 million	132.6

Other intangibles, less accumulated amortization	$1,231.5

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

The following table presents the Company’s operating segment results for the three and six months ended June 30, 2002 and 2001 (in millions):

	Three months ended June 30,		Six months ended June 30,

	2002	2001	2002	2001

Revenues:
Payment Services	$779.6	$668.1	$1,498.7	$1,293.7
Merchant Services	647.3	563.8	1,225.6	1,070.7
Card Issuing Services	462.3	488.3	914.6	961.1
Emerging Payments	40.6	20.5	67.5	41.9
All Other and Corporate	23.6	28.1	46.3	60.6

Subtotal	1,953.4	1,768.8	3,752.7	3,428.0

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Eliminations (a)	(78.4)	(60.0)	(150.4)	(114.2)
Divested and Discontinued Businesses	–	8.5	–	21.3

Consolidated	$1,875.0	$1,717.3	$3,602.3	$3,335.1

Operating Profit:
Payment Services	$245.7	$192.0	$476.0	$353.3
Merchant Services	194.0	150.7	337.3	258.4
Card Issuing Services	90.5	85.2	175.0	157.9
Emerging Payments	(4.0)	(5.9)	(12.4)	(5.7)
All Other and Corporate	(10.7)	(2.7)	(31.4)	(4.9)

Subtotal	515.5	419.3	944.5	759.0

Corporate Interest Expense	(28.6)	(31.3)	(59.3)	(62.8)
Restructuring, Litigation and Impairments, net	(28.0)	5.7	(40.9)	5.7
Eliminations (a)	(54.1)	(44.6)	(105.3)	(83.4)
Divested and Discontinued Businesses	–	(3.8)	–	(6.1)

Consolidated	$404.8	$345.3	$739.0	$612.4

Depreciation & Amortization:
Payment Services	$22.2	$33.3	$42.5	$63.5
Merchant Services	59.2	71.0	116.2	136.2
Card Issuing Services	41.4	54.8	81.6	104.9
Emerging Payments	4.4	0.8	7.5	1.5
All Other and Corporate	4.4	4.7	9.3	8.0

Subtotal	131.6	164.6	257.1	314.1

Divested and Discontinued Businesses	–	1.1	–	2.2

Consolidated	$131.6	$165.7	$257.1	$316.3

(a)	Represents elimination of adjustment to record payment services revenues on a pre-tax equivalent basis and elimination of inter-segment revenue.

	June 30, 2002	December 31, 2001

Segment Assets (in millions):
Payment Services	$15,310.2	$14,663.6
Merchant Services	4,773.7	4,912.1
Card Issuing Services	1,547.6	1,425.8
Emerging Payments	216.6	259.0
All Other and Corporate	782.1	645.2

Subtotal	22,630.2	21,905.7

Divested and Discontinued Businesses	–	6.5

Consolidated	$22,630.2	$21,912.2

Subsequent to June 30, 2002, the Company has acquired additional ownership interests in two merchant

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

alliances, and will retroactively restate 2002 revenues and expenses back to January 1, 2002, to reflect these alliances as consolidated subsidiaries. The restatement had no impact on net income. These alliances were previously accounted for under the equity method of accounting. The following table presents the restated Consolidated and Merchant Services revenues for 2002:

(in millions)	Quarter Ended,		Six Months Ended
	March 31, 2002	June 30, 2002	June 30, 2002

Revenues
Consolidated	$1,735.7	$1,884.7	$3,620.4
Merchant Services	586.7	657.0	1,243.7

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

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

settlement. On April 22, 2002, the United States Supreme Court denied the petition for a writ of certiorari.

In light of the United States Supreme Court’s denial of the petition for a writ of certiorari, the courts in the remaining three actions above have entered orders dismissing the actions. If the dismissals are not appealed, the Company will implement the proposed settlement which will result in the resolution of all claims asserted against the Company in all five of the above actions.

On January 11, 2000, a subsequent putative class action that makes allegations similar to the allegations described above was filed in a California state court against the Company and its subsidiaries, Western Union Financial Services, Inc. and Orlandi Valuta. The putative class consists of those persons who have used Western Union’s or Orlandi Valuta’s services after August 31, 1999 to transmit money from California to Mexico, or who have used the Western Union or Orlandi Valuta money transfer services to transmit money from California to Mexico and have opted out of one of the nationwide settlements discussed above. The plaintiffs seek injunctive relief, imposition of a constructive trust, an accounting, restitution, compensatory and statutory damages alleged to be in excess of $500,000,000, statutory penalties in an amount of $1,000 for each offense, punitive damages, attorneys’ fees, prejudgment interest, and costs of suit. The parties to this action have executed a memorandum of understanding regarding a proposed settlement of all claims. The proposed settlement, which is subject to further negotiation between the parties, is expected to provide the following: (1) Western Union and Orlandi Valuta will issue coupons for discounts on future money transfer transactions from California to Mexico to their respective customers who transferred money from the U.S. to Mexico between January 1, 1987 and March 31, 2000; (2) the Company also will make a cy pres payment of $1.5 million to be distributed to charitable organizations that assist the Mexican and Mexican-American communities in the State of California; (3) injunctive relief requiring Western Union and Orlandi Valuta to make additional disclosures regarding their foreign exchange practices and to include a provision in new and renewed contracts with agents in Mexico prohibiting the imposition of an undisclosed charge on recipients of money transfers; and (4) reasonable attorneys’ fees, expenses and costs as well as the costs of settlement notice and administration. If the parties reach a final agreement as to a proposed settlement, it will be submitted to the Court for approval.

In 2001, two putative class actions based on similar factual allegations were filed in the United States District Court for the Eastern District of New York against the Company and its subsidiary, Western Union Financial Services, Inc. asserting claims on behalf of a putative worldwide class (excluding members of the settlement class certified in one of the above actions). These actions have been consolidated into a single action. The plaintiffs claim that the Company and Western Union impose an undisclosed “charge” when they transmit consumers’ money by wire either from the United States to international locations or from international locations to the United States, in that the exchange rate used in these transactions is less favorable than the exchange rate that Western Union receives when it trades currency in the international money market. Plaintiffs further assert that Western Union’s failure to disclose this “charge” in the transactions violates 18 U.S.C. section 1961 et seq. and state deceptive trade practices statutes, and also asserts claims for civil conspiracy. The plaintiffs seek injunctive relief, compensatory damages in an amount to be proven at trial, treble damages, punitive damages, attorneys’ fees, and costs of suit. The parties to this action have executed a memorandum of understanding regarding a proposed settlement of all claims. The proposed settlement, which is subject to further negotiation between the parties, is expected to provide the following: (1) Western Union (and, with respect to money transfer transactions from the U.S. other than California to Mexico, Orlandi Valuta) will issue coupons for discounts on future international money transfer transactions to customers who transferred money from the U.S. to certain countries other than Mexico between January 1, 1995 and approximately March 31, 2000 (for certain services, Western Union will issue coupons for transactions conducted as late as December 31, 2001), from anywhere in the U.S. other than California to Mexico between September 1, 1999 and March 31, 2000 (again, for certain services, Western Union will issue coupons for

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

transactions conducted as late as December 31, 2001), from countries other than Canada to the U.S. between January 1, 1995 and March 31, 2000, and from Canada to the U.S. between January 1, 1995 and approximately July 31, 2002; (2) injunctive relief requiring Western Union and Orlandi Valuta to make additional disclosures regarding their foreign exchange practices; and (3) reasonable attorneys’ fees, expenses and costs as well as the costs of settlement notice and administration. If the parties reach a final agreement as to a proposed settlement, it will be submitted to the Court for approval.

During the three months ended June 30, 2002, the Company accrued $30 million as the estimated cost of settling the matters discussed in the preceding two paragraphs. The discounts on future money transfer transactions will be recognized as incurred.

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

FIRST DATA CORPORATION
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

During the first six months of 2002, First Data Corporation (“FDC” or the “Company”) continued to emphasize its three principal business segments: payment services, merchant services and card issuing services. The Company’s focus is on revenue growth, cost management and execution of core strategies. FDC continues to seek Internet and other new technological growth opportunities in these core segments as well as in its fourth segment, emerging payments. Among the actions the Company believes are necessary to continue its leadership position in its three principal business segments, is a focused effort to expand internationally, develop new products and services and enhance its processing platforms in response to Company growth, client requirements, changing technology and expanding e-commerce initiatives. The Company also will continue to streamline operations and reduce costs.

Additionally, the Company continues to upgrade its business continuity plans to reflect new systems and platforms developed to support these actions. The Company also continues to enhance security around its systems and facilities.

Significant Developments

During the first six months of 2002 in the payment services segment, Western Union made various acquisitions. Western Union purchased a 25% equity interest in Christopher C. Varvias & Associates S.A. in January of 2002, its money transfer agent in Greece with a network of approximately 500 locations in approximately 80 cities throughout the country. Western Union acquired Paymap Inc. in April 2002, a financial services company that develops and markets innovative electronic payment services such as a mortgage payment accelerator. Western Union will leverage its existing commercial distribution network and brand equity to offer Paymap’s innovative services to Western Union customers. Additionally, the Company acquired E Commerce Group Products, Inc. in June 2002, a provider of a comprehensive suite of e-commerce offerings including Speedpay, a proprietary technology that allows companies to receive electronic bill payments through multiple sources.

In the merchant services segment, the Company entered into a merchant alliance agreement with SunTrust Banks, Inc. in March 2002. This agreement expands a long-standing relationship with SunTrust, strengthening First Data’s presence in the Southeast and Mid-Atlantic States. Also, the United States Postal Service extended its debit and credit processing relationship with First Data Merchant Services through an agreement with one of its bank partners. Merchant services also expanded into the debit market with the signing of agreements with various petroleum, fast food and supermarket merchants. Additionally, merchant services sold its interest in a small merchant alliance portfolio in June 2002. Also in the merchant services segment, in April 2002, Telecheck acquired International Check Services, Inc. (ICS), a check acceptance company and provider of traditional and electronic check products.

Additionally, in July 2002, the Company restructured one of its existing merchant alliances, thereby acquiring a majority and controlling interest in the alliance. Also, the Company acquired an additional 50% ownership interest its Wachovia merchant services alliance in August 2002. 2002 revenues and expenses will be retroactively restated to January 1, 2002, in the third quarter of 2002 to reflect these two alliances as consolidated subsidiaries (refer to Note 10 for the financial impact on the Consolidated and Merchant Services results for 2002). Both of these alliances were previously accounted for under the equity method of accounting.

In August 2002, the Company paid approximately $250 million to acquire PayPoint Electronic Payment Systems (PayPoint), a leader in electronic commerce and payment services. PayPoint is one of the largest point-of-sale (POS) transaction processors of personal identification number (PIN)-based debit and a leading national electronic payment processor.

FIRST DATA CORPORATION
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

First Data’s card issuing services segment had significant new contract signings with JP Morgan Chase, Bank of America, Citi Commerce Solutions and others. Through its PaySys division, the segment also entered into a number of international agreements, including agreements with Samsung Card Co., Ltd., a card processing company based in South Korea, and Lukas, a leading Consumer Finance Company in Poland. Additionally, the Company renewed its contract with Advanta and signed extensions with National City Bank, Direct Merchants Credit Card Bank, N.A., and PREMIER Bankcard.

In April of 2002 in the emerging payments segment, govONE Solutions, an operating company of eONE Global, acquired GovConnect. GovConnect provides professional services, technology system solutions, and transaction processing to state and local government agencies. The acquisition enhances govONE’s current product offering, depth of capabilities, and adds continuous access to payment information and transaction processing to governments.

Shareholders approved a two-for-one common stock split which was effected in the form of a stock dividend of one additional share of common stock for each share of common stock outstanding to holders of record on May 20, 2002, with distribution of the shares on June 4, 2002. All share and per share amounts have been retroactively restated for the share split.

Results of Operations

The Company derives revenues in each of its reportable segments principally based on the number of transactions processed, a percentage of dollar volume processed, accounts on file or some combination thereof. For the three months ended June 30, 2002, total revenues increased 9% to $1.88 billion from $1.72 billion in the prior year quarter and for the six months ended June 30, 2002, total revenues increased 8% to $3.60 billion from $3.34 billion. Approximately one-half of this growth was attributable to business acquisitions occurring subsequent to June 30, 2001, which primarily were in the merchant services and emerging payments segments. Excluding the impact of divested and discontinued businesses, the Company’s revenue growth rates for the second quarter of 2002 and six months ended June 30, 2002 were 10% and 9%, respectively. In January 2002, First Data Corporation adopted Emerging Issues Task Force Issue No. 01-14, (EITF 01-14), “Income Statement Characterization of Reimbursements Received for ’Out-of-Pocket’ Expenses Incurred,” which requires that reimbursements received for “out-of-pocket” expenses be characterized as revenue. Upon adoption on January 1, 2002, results for all prior periods were restated. Revenues and operating expenses in the second quarter of 2001 and six months ended June 30, 2001 have been restated, resulting in an increase of $109.4 million and $218.6 million, respectively, primarily for telecommunication and postage costs.

Product sales and other revenues decreased 12% to $81.8 million in the second quarter of 2002 from $92.7 million in the same period of 2001. This decrease is due primarily to incentive payments received from a partner in a previously formed merchant alliance during the second quarter of 2001, partially offset by the second quarter 2002 sale of a small merchant alliance portfolio and increased gains on the sale of investments in its payment instruments portfolio. Product sales and other revenues increased 12% to $156.6 million for the six months ended June 30, 2002 from $140.1 million in the same period of 2001. This increase is attributable to the net impact of the items noted above and the sales of products by TASQ Technology, Inc. during the first quarter of 2002 compared to 2001, as it was acquired in March of 2001.

For the three months ended June 30, 2002, operating expenses increased 1% to $1,095.4 million from $1,081.6 million on a reported basis, which have been restated for the adoption of EITF 01-14, and 5% on a pro forma basis in the same period of 2001. The pro forma results noted in the preceding sentence, and throughout the rest of this discussion and analysis, represent 2001 reported amounts adjusted for the impact of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), which

FIRST DATA CORPORATION
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

resulted in the elimination of goodwill amortization effective January 1, 2002. Year-to-date operating expenses increased 1% on a reported basis and 4% on a pro forma basis, to $2,146.8 million in 2002. Reported and pro forma operating expenses as a percent of revenue decreased during the three and six months ended June 30, 2002 as compared to the same periods in 2001. The increase in the amount of operating expenses resulted from growth in business and business acquisitions made during 2001 and 2002, partially offset by cost reduction initiatives implemented in late 2001 and into 2002.

Selling, general and administrative expenses increased 20% to $318.2 million during the second quarter of 2002, compared to $264.8 million for the same period in 2001. Year-to-date selling, general and administrative expenses increased 13% to $616.3 million during 2002. As a percentage of revenue, selling, general and administrative expenses slightly increased on a quarter over quarter and year-to-date over year-to-date basis. The dollar increase primarily relates to increased spending on specific initiatives, the impact of business acquisitions made during 2001 and 2002, and increased advertising expenditures at Western Union.

During the three months and six months ended June 30, 2002, the Company incurred net charges of $28.0 million, $17.6 million net of tax, and $40.9 million, $25.7 million net of tax, respectively, related to asset impairments, restructuring activities, and anticipated litigation settlements, offset by prior period restructuring and divestiture reserve reversals and a gain on the sale of CheckFree Corporation stock, which were reported on the restructuring, litigation and impairments line of the income statement. The Company recorded restructuring charges of $8.1 million the first three months of 2002; $6.0 million related to merchant services, $1.5 million related to emerging payments, $0.3 million related to card issuing services and $0.3 million related to corporate and all other. These charges were comprised of severance totaling $7.8 million and $0.3 million related to lease terminations. Severance charges resulted from the termination of approximately 280 employees, representing less than 1% of the Company’s workforce, due to the reorganization of various departments and closing of certain facilities. Savings realized for the current year from these restructurings are expected to be approximately $15.9 million. The full amount of the annualized savings is expected to be approximately $17.9 million. The Company did not record any restructuring charges during the three months ended June 30, 2002.

The Company recorded asset impairment charges of $10.4 million and $15.2 million for the three and six months ended June 30, 2002, respectively. These charges were primarily comprised of $8.5 million related to the cessation of the SurePay platform development efforts and the write-down of investments in e-commerce and software businesses.

Additionally, the Company recorded a charge of $30.0 million relating to the anticipated settlements of various class action lawsuits pertaining to the Company’s money transfer business, including legal fees and other outside administrative costs.

Also, the Company recorded a gain on the sale of a portion of its investment in CheckFree Corporation, totaling $8.1 million and reversed various prior period restructuring and divestiture reserves totaling $4.3 million, due to changes in estimates and the release of amounts previously held in escrow.

During the six months ended June 30, 2001, the Company recorded restructuring charges of $15.7 million; $8.4 million of charges related to payment services, $5.6 million of charges related to merchant services, $0.8 million of charges related to card issuing services, and $0.9 million of charges related to all other and corporate. These charges were comprised of severance totaling $14.8 million, and $0.9 million related to losses on lease terminations and a customer contract. Severance charges were for approximately 425 employees, representing approximately 1.5% of the Company’s workforce, resulting from the downsizing of various departments. The Company also recorded asset impairment charges of $7.9 million in the second quarter of 2001 primarily related to a $7.4 million writedown of an investment in Excite@Home.

FIRST DATA CORPORATION
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

In addition, the Company announced in the second quarter of 2001, the planned third quarter 2001 discontinuance of a collection business. As a result of the planned discontinuance, the Company recorded a pre-tax loss of $11.4 million in the second quarter 2001 relating to the closure. The charge included $4.1 million for employee severance, $2.6 million for facility exit costs and an asset impairment charge of $4.7 million.

Offsetting these charges in the second quarter of 2001 were prior period restructuring reserve reversals resulting from changes in estimates totaling $4.2 million, and $36.5 million of divestiture reserve reversals resulting from the expiration of contractual indemnities.

Interest expense decreased 9% to $28.6 million for the three months ended June 30, 2002 from $31.3 million for the second quarter of 2001, and decreased 6% to $59.3 million for the six months ended June 30, 2002, from $62.8 million for 2001. The decrease is attributable to significantly lower interest rates, partially offset by the impact of a 16% increase in the average total debt balance.

FDC’s effective tax rate for the second quarter of 2002 was 26.2%, compared with 2001’s second quarter reported rate of 28.9% and pro forma rate of 27.6%. Excluding the impact of discontinued businesses, restructuring, litigation and asset impairment charges, the effective tax rate was 26.9% during the second quarter of 2002 compared to a reported rate of 28.7% and a pro forma rate of 27.4% for the second quarter of 2001. For the six months ended June 30, 2002, the effective tax rate was 26.5%, compared with 28.9% on a reported basis and 27.5% on a pro forma basis for the same period in 2001. Excluding the impact of discontinued businesses, restructuring, litigation and asset impairment charges, the effective tax rate was 27.1% for the six months ended June 30, 2002 compared to 28.8% on a reported basis and 27.4% on a pro forma basis during 2001.

The $2.7 million cumulative effect of a change in accounting principle in the 2001 first quarter related to the Company’s adoption of SFAS No. 133 for its derivative and hedging activities.

Net income of $298.6 million and $542.9 million for the three and six months ended June 30, 2002, respectively, were up 22% and 25%, respectively, from the reported amounts of $245.4 million and $432.9 million, respectively, and an increase of 8% and 11%, respectively, from pro forma net income amounts of $275.8 million and $490.2 million, respectively, in the comparable periods of 2001. Excluding restructuring, litigation, asset impairment charges, divested and discontinued businesses and a change in accounting principle, net income of $316.2 million and $568.6 million for the three and six months ended June 30, 2002, respectively, increased 29% and 30%, respectively, over 2001’s reported amounts of $245.0 million and $436.6 million, respectively, and 15% over pro forma net income amounts of $275.4 million and $493.9 million, respectively. The increase from 2001 pro forma net income was the result of an increase in revenues and margin improvements in the combined core businesses, driven by continued strength in transactions and volume trends and the impact of cost reduction initiatives.

Diluted earnings per share (“EPS”) increased 26% and 30% from reported second quarter and six months ended June 30, 2001 EPS, respectively, and 11% and 15% from pro forma second quarter and six months ended June 30, 2001 EPS, respectively, to $0.39 and $0.70 for the second quarter and six months ended June 30, 2002. Excluding the impact of restructuring, litigation and asset impairment charges, divested and discontinued businesses and a change in accounting principle, diluted EPS increased 32% and 35% from reported three and six months ended June 30, 2001 EPS, respectively, and 21% and 18% from pro forma three and six months ended June 30, 2001 EPS, respectively, to $0.41 and $0.73 during the three and six months ended June 30, 2002. The increase in EPS is attributable to the increase in net income and the Company’s stock buyback programs.

FIRST DATA CORPORATION
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Payment Services

Total revenues in the payment services segment increased 17% to $779.6 million (on a tax-equivalent basis) in the second quarter of 2002, as compared to $668.1 million in the same period of 2001. Year-to-date revenues increased 16% to $1,498.7 million in 2002 from $1,293.7 million in 2001. This increase reflects continuing strong underlying volume increases in total worldwide money transfer transactions, which increased 18% to 30.9 million for the three months ended June 30, 2002, and increased 17% to 60.9 million for the six months ended June 30, 2002, excluding the acquisitions of Paymap Inc. and E Commerce Group Products, Inc. Including those acquisitions, worldwide money transfer transactions increased 43% to 37.5 million for the second quarter of 2002 and 30% to 67.5 million for the six months ended June 30, 2002. The increase in transactions is enhanced by the growth in the agent base which increased 20% at June 30, 2002, as compared to a year ago, to approximately 130,000 worldwide agent locations. Revenue for international money transfers (a transfer either sent to or received from an international location other than Mexico) grew 25% with transaction growth of 32% during the second quarter of 2002 compared to the same period in 2001, and grew 24% with transaction growth of 33% for the first six months of 2002, compared to the same period in 2001.

Valuelink, the Company’s prepaid stored-value service, increased transactions by 70% in the second quarter 2002 to nearly 140 million transactions, and 66% for the six months ended June 30, 2002 to nearly 288 million transactions. Also contributing to the segment’s growth was increased revenue from the investment portfolio due to lower interest rates, which resulted in lower commissions paid to selling agents, and gains realized on the liquidation of certain portfolio investments. The investment portfolio balance is driven largely from sales of official checks by selling agents. The Company considers the composition of portfolio balances when addressing liquidity needs of the official check business. Periodically, the Company’s Investment Committee will review the quality of the portfolio and will sell certain investments to reposition the profile of the portfolio as it pertains to attributes such as credit quality, sector and asset/liability management objectives.

Operating profits for the second quarter of 2002 grew 28% and 21% over last year’s second quarter reported and pro forma operating profits, respectively, from $192.0 million and $203.6 million, respectively, to $245.7 million. Year-to-date operating profits grew 35% on a reported basis and 27% on a pro forma basis to $476.0 million in 2002. The increase in operating profits is attributable to the revenue growth described above, along with focused expense management, including Six Sigma initiatives and other expense reductions.

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

Merchant Services

Revenues in the merchant services segment grew 15% to $647.3 million for the second quarter of 2002 compared to $563.8 million for second quarter of 2001. Revenues grew 14% to $1,225.6 million for the first six months of 2002 compared to $1,070.7 million for the same period in 2001. 2001 revenues have been restated to reflect Cardservice International, Inc. (“CSI”) as a consolidated subsidiary. In the fourth quarter of 2001, the Company acquired the 50% interest in CSI it previously did not own and retroactively accounted for CSI as a consolidated subsidiary back to January 1, 2001.

FIRST DATA CORPORATION
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

North America merchant dollar volume and transactions grew 12% and 14%, respectively, over the second quarter of 2001 with North America merchant dollar volume and transactions increasing to $137.5 billion and 2.5 billion, respectively, in the second quarter of 2002. North America merchant dollar volume and transactions grew 11% and 13%, respectively, over the six months ended June 30, 2001 with North America merchant dollar volume and transactions increasing to $259.4 billion and 4.7 billion, respectively, in the six months ended June 30, 2002. Revenue growth was driven by growth in both the dollar volume and number of transactions processed, including strong growth in the online debit market, the business acquisitions of TASQ Technology, Inc. and NYCE Corporation in March and August of 2001, respectively, and International Check Services, Inc. in April of 2002, and $15 million recognized on the sale of a small merchant alliance portfolio in the second quarter of 2002. Approximately one-half of the segment’s revenue growth was attributable to the acquisitions noted above during the three and six months ended June 30, 2002.

Operating profits increased 29% and 14% on a reported and pro forma basis, respectively, to $194.0 million for the second quarter of 2002 from a reported operating profit of $150.7 million and pro forma operating profit of $170.2 million for the second quarter of 2001. For the six months ended June 30, 2002, operating profits increased 31% and 14% on a reported and pro forma basis, respectively, to $337.3 million in 2002 from a reported operating profit of $258.4 million and pro forma operating profit of $295.1 million for the six months ended June 30, 2001. This improvement is reflective of increased volume and transactions, focused expense management, improved risk management practices within the Telecheck business, Six Sigma initiatives, and the sale of a small merchant alliance portfolio.

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

Internet commerce, international expansion, and an increased number of debit transactions present growth opportunities for the merchant services segment. While Internet commerce, international transactions, and debit transactions currently account for a small portion of the segment’s transactions, they are growing rapidly. The Company will continue to enhance credit and fraud detection systems to address the risks attributed to Internet commerce. Key elements of FDC’s strategy in the merchant services segment continues to involve its alliances with its bank partners and implementation of international, debit and Internet commerce initiatives. Each alliance requires successful management of the relationship between the Company and the bank partner in that alliance. The Company is committed to the alliance strategy and focuses on creating value for the alliance partners and the Company, either through a majority or minority interest in the alliances. The Company will continue to invest in, strengthen and extend its alliance relationships. The alliance strategy could be negatively affected by further consolidation among financial institutions.

Card Issuing Services

Total revenues in the card issuing services segment decreased 5% to $462.3 million for the second quarter of 2002 as compared to $488.3 million for 2001’s second quarter. Revenues declined 5% to $914.6 million for the six months ended June 30, 2002. The 2001 results have been restated for the adoption of EITF 01-14 in January 2002. The decline in revenue is attributable to certain deconversions in 2001, reduced pricing on contract renewals, and slower internal account growth in the subprime market. The April 2001 business acquisition of PaySys International, Inc. had the impact of partially offsetting the revenue reduction resulting from the deconversions. Card accounts on file as of June 30, 2002 were 315 million (a 6% increase from June 30, 2001) with domestic card accounts growing to 296 million

FIRST DATA CORPORATION
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

(8% growth) and international card accounts declining to 19 million (17% decline), due to the deconversion of the Royal Bank of Scotland in 2001. The Company has a pipeline of more than 70 million retail, debit and bankcards to be converted, with approximately 13 million expected to be converted in 2002.

Card issuing services continues the Multi-Year system redesign of the North American card system, with several system upgrades and enhancements being completed in the first six months of 2002. Delay in system development scheduled for delivery in 2002 could postpone certain conversions scheduled for 2002 and 2003, and might impact the continuation of performance on certain significant contracts, resulting in penalty payments and other potential remedies for these customers. Management expects to invest $40 million to $70 million in 2002 into this re-design effort.

Consolidation among financial institutions has led to an increasingly concentrated client base, which results in a changing client mix towards larger, highly sophisticated customers. The effects of client mix, and the card type mix shifting more heavily towards retail versus bankcards, most likely will cause revenues to grow more slowly than accounts on file. Additionally, although the Company generally has long-term contracts with its card-issuing customers, some contracts may be terminated early upon providing adequate notice and the payment of termination fees or the occurrence of certain events.

Operating profit for the card issuing services segment increased 6% on a reported basis and 1% on a pro forma basis to $90.5 million in 2002’s second quarter from a reported operating profit of $85.2 million and a pro forma operating profit of $90.0 million in 2001. Year-to-date operating profit increased 11% on a reported basis and 5% on a pro forma basis to $175.0 million in 2002 from a reported operating profit of $157.9 million and a pro forma operating profit of $166.7 million for 2001. The increase in operating profit was driven by cost management initiatives, including Six Sigma initiatives, productivity improvements, and the impact of increased capitalization of internally developed software costs due to multi-year system redesign implementations, that resulted in operating margin improvements.

Emerging Payments

Revenues for the emerging payments segment increased 98% to $40.6 million in the second quarter of 2002 from $20.5 million for 2001, attributable to the business acquisitions of Taxware and Encorus in 2001, and GovConnect, Inc. during the second quarter of 2002. Year-to-date revenues increased 61% to $67.5 million in 2002 from $41.9 million for 2001. The increase is attributable to the acquisitions noted above.

The segment had operating losses of $4.0 million and $12.4 million for the three and six months ended June 30, 2002 versus losses of $5.9 million and $5.7 million for comparable periods in 2001. The operating losses primarily reflect the additional spending relating to the establishment of a core management team and the addition of Encorus.

All Other and Corporate

Revenues from other operations decreased to $23.6 million for the second quarter of 2002 from $28.1 million in second quarter 2001. Year-to-date revenues decreased 24% to $46.3 million in 2002 from $60.6 million in 2001. This decline was attributable to a decrease in business at the operating units reported in this segment, and a decline in interest income.

Operating losses increased in the second quarter of 2002 from a $2.7 million loss in the second quarter of 2001 to a $10.7 million loss for 2002. Year-to-date operating losses increased to $31.4 million in 2002 from a loss of $4.9 million in 2001. The increase in the

FIRST DATA CORPORATION
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

operating loss is mainly attributable to increased spending on certain corporate initiatives, increased headcount, a decline in revenue noted above and a decline in interest income.

Capital Resources and Liquidity

FDC continues to generate significant cash flow from operating activities, aggregating approximately $951.3 million during the first six months of 2002, an increase of $363.8 million over 2001’s amount of $587.5 million. The 2002 operating cash flow was primarily produced from net income of $542.9 million adjusted for depreciation and amortization expense of $257.1 million and non-cash items totaling $28.6 million. These operating inflows included $122.7 million related to working capital items. FDC utilized this cash flow primarily to reinvest in its existing businesses, to contribute to the financing of acquisitions and to fund treasury stock purchases.

FDC reinvests cash in its existing businesses primarily to expand its processing capabilities through property and equipment additions and to establish customer processing relationships through initial contract payments, conversion costs and systems development. Capitalized amounts for these cash outlays totaled $221.8 million for the first six months of 2002 compared with $193.9 million for the first six months of 2001.

Overall, FDC’s operating cash flow for the first six months of 2002 exceeded its investing activities associated with additions to property and equipment and capitalized contract and systems development costs by $729.5 million as compared to $393.6 million in 2001. This cash source contributed to funds utilized for payments related to businesses previously acquired, financing of acquisitions and treasury stock purchases.

Cash outlays for acquisitions in the first six months of 2002 totaled $273.8 million, compared to $421.9 million in 2001. The Company also paid $146.0 million for prior year acquisitions due primarily to the payment of a promissory note related to the acquisition of CSI.

The Company’s financing activities in the first half of 2001 included the issuance of $542 million of 2% Senior Convertible Contingent Debt Securities due 2008, which generated net cash proceeds of $534 million.

The Company received proceeds of $148.3 million from the sale of stock through stock option exercises and other employee stock benefit programs in 2002. Offsetting these cash inflows were share repurchases of $566.7 million under the Company’s $700 million share repurchase program discussed below and purchases of stock for various employee benefit programs as well as $15.3 million of dividend payments. Additionally, the Company paid down $63.6 million of its short-term borrowings. Net cash used in financing activities was $499.0 million in 2002 compared to a cash inflow of $103.6 million in 2001.

During the first six months of 2002, the Company purchased 9.0 million shares of its common stock at a cost of approximately $355.9 million, under the Board of Directors authorized $700 million stock repurchase in September 2001. On May 8, 2002 the Board of Directors approved an additional $500 million repurchase program. The Company has approximately $657 million available under these authorized programs. The remaining $210.8 million of treasury stock purchases during 2002 related to shares repurchased for issuances upon the exercise of stock options and share issuances under the Company’s employee stock purchase program.

The Company filed a new shelf registration in the first quarter of 2001, providing for the issuance of up to $1.5 billion of debt and equity securities of the Company, of which $200 million was available at June 30, 2002. The Company has another shelf registration providing for the issuance of approximately 10 million shares of the Company’s common stock in connection with certain types of acquisitions, of which approximately 10 million shares are available at June 30, 2002.

FIRST DATA CORPORATION
MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Included in cash and cash equivalents on the Consolidated Balance Sheet at June 30, 2002 is $70 million related to required investments of cash in connection with the Company’s merchant card settlement operation. FDC has remaining available short-term borrowing authorization of approximately $1.4 billion at June 30, 2002 under the Company’s commercial paper program, extendable commercial note program and uncommitted bank credit lines.

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

Other than facility and equipment leasing arrangements, the Company does not engage in off-balance sheet financing activities. FDC entered into two synthetic operating leases during 2001. The synthetic operating leases were entered into to give FDC favorable financing arrangements with regard to the facilities subject to the leases. The first synthetic operating lease of $95 million was used to refinance existing synthetic operating leases for five existing properties occupied by FDC. The new synthetic operating lease is for a five-year period and is renewable for two five-year periods at the option of FDC. The second synthetic operating lease of $25 million was entered into to fund the construction of a new office building. This lease is for a five-year occupancy period after construction and is renewable for one year at FDC’s option. During the second quarter of 2002, the Company terminated the construction contract for the new office building. The Company incurred approximately $1.9 million in construction costs and termination fees under this contract. The Company is currently assessing its alternatives for the $25 million synthetic operating lease. Under both leases, FDC has the option to renew the leases, purchase the property or sell the properties under the leases to a third party. Furthermore, FDC has guaranteed the residual value of the underlying properties to the lessor.

In connection with certain business combinations, lease arrangements, bankcard association agreements and agent settlement agreements, the Company has $73 million in outstanding letters of credit, most of which expire in 2003.

The Company’s contractual obligations as of June 30, 2002 have not changed materially from the amounts disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2001 Annual Report on Form 10-K.

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

Independent Accountants’ Review Report

The Stockholders and Board of Directors
First Data Corporation

We have reviewed the accompanying consolidated balance sheet of First Data Corporation as of June 30, 2002 and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2002 and 2001, and cash flows for the six-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

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

Ernst & Young LLP

Denver, Colorado
July 10, 2002

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. None of these matters, either individually or in the aggregate, currently is material to the Company except as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “Annual Report”) and Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 (the “Quarterly Report”). There were no material developments in the litigation matters previously disclosed except for the following developments.

In light of the United States Supreme Court’s denial of the petition for a writ of certiorari in the actions filed by Raul Ross Pineda (“Pineda”) and by Luis Pelayo and Oscar Perales (“Pelayo”), the parties in the actions filed by Raul Garcia (“Garcia”) and Maria Rosa Ibarra, Rosa Maria Landin and Rigoberto Estrada (“Ibarra”) filed Stipulations and Proposed Orders to dismiss the actions in their entirety with prejudice. The request to dismiss was granted by the court in the Garcia action on May 31, 2002 and by the court in the Ibarra action on July 2, 2002. If the dismissal is not appealed, these rulings terminate the Garcia and Ibarra actions. In the action filed by Rita Sandoval and Andres Peña (“Sandoval”), the plaintiffs filed a motion to dismiss with prejudice, which was granted by the Court on April 22, 2002. The ruling terminates this action.

If the Garcia and Ibarra actions are not appealed, the Company will implement the settlement in the Pelayo and Pineda actions as described in the Annual Report, which will result in the resolution of all claims asserted against the Company in the Pelayo, Pineda, Garcia, Sandoval, and Ibarra actions. Additionally, the Company will be released from all claims for indemnity by MoneyGram that arise or relate to the claims asserted by the settlements in the Pelayo and Pineda actions.

The parties to the actions filed by Julieta Amorsolo and Apolonio Ezequiel Viruel Torres (“Amorsolo”) and Ana Cruz and Nubia Godoy (“Cruz”) have executed memorandums of understanding regarding proposed settlements of all claims in those actions. The proposed settlement in Amorsolo, which is subject to further negotiation between the parties, is expected to provide the following: (1) Western Union and Orlandi Valuta will issue coupons for discounts on future money transfer transactions from California to Mexico to their respective customers who transferred money from the U.S. to Mexico between January 1, 1987 and March 31, 2000; (2) the Company also will make a cy pres payment of $1.5 million to be distributed to charitable organizations that assist the Mexican and Mexican-American communities in the State of California; (3) injunctive relief requiring Western Union and Orlandi Valuta to make additional disclosures regarding their foreign exchange practices and to include a provision in new and renewed contracts with agents in Mexico prohibiting the imposition of an undisclosed charge on recipients of money transfers; and (4) reasonable attorneys’ fees, expenses and costs as well as the costs of settlement notice and administration. If the parties reach a final agreement as to a proposed settlement, it will be submitted to the Court for approval.

The proposed settlement in Cruz, which is subject to further negotiation between the parties, is expected to provide the following: (1) Western Union (and, with respect to money transfer transactions from the U.S. (excluding California) to Mexico, Orlandi Valuta) will issue coupons for discounts on future international money transfer transactions to customers who transferred money from the U.S. to certain countries other than Mexico between January 1, 1995 and approximately March 31, 2000 (for certain services, Western Union will issue coupons for transactions conducted as late as December 31, 2001), from anywhere in the U.S. other than California to Mexico between September 1, 1999 and March 31, 2000 (again, for certain services, Western Union will issue coupons for transactions conducted as late as December 31, 2001), from countries other than Canada to the U.S. between January 1, 1995 and March 31, 2000, and from Canada to the U.S. between January 1, 1995 and approximately July 31, 2002; (2) injunctive relief requiring Western Union and Orlandi Valuta to make additional disclosures regarding their foreign exchange practices; and (3) reasonable attorneys’ fees, expenses and costs as well as the costs of settlement notice and administration. The proposed settlement must be submitted to the Court for approval. If the parties reach a final agreement as to a proposed settlement, it will be submitted to the Court for approval.

Item 4.       Submission of Matters to a Vote of Securities Holders:

The Company held its Annual Meeting of Stockholders on May 8, 2002. Five matters were voted upon and approved at the meeting.

Proposal 1	Election of Directors.

The terms of office of four current directors, Alison Davis, James D. Robinson III, Bernard L. Schwartz and Arthur F. Weinbach, expired at the 2002 Annual Meeting and all were re-elected. The results of the voting were as follows:

	FOR	WITHHELD
Alison Davis	327,974,725	2,613,618
James D. Robinson III	326,274,440	4,313,903
Bernard L. Schwartz	327,818,347	2,769,996
Arthur F. Weinbach	326,430,508	4,157,835

Other directors whose terms continued after the meeting are Henry C. Duques, Charles T. Fote, Courtney F. Jones, Robert J. Levenson, Charles T. Russell and Joan E. Spero.

Proposal 2	Approval of an amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s Common Stock from 600,000,000 to 2,000,000,000.

The results of the voting were as follows:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
280,786,857	47,877,589	1,923,897	0

Proposal 3	Approval of the First Data Corporation 2002 Long-Term Incentive Plan and the allocation of 32,000,000 shares of the Company’s Common Stock to the Plan.

The results of the voting were as follows:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
221,964,281	73,951,357	2,262,016	32,410,689

Proposal 4	Approval of an increase in the number of shares issued under the Company’s Employee Stock Purchase Plan by 3,000,000 shares of the Company’s Common Stock.

The results of the voting were as follows:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
288,970,486	7,101,845	2,105,323	32,410,689

Proposal 5	Ratification of the selection of Ernst & Young LLP as independent auditors of the Company for 2002.

The results of the voting were as follows:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
318,400,788	10,856,454	1,331,101	0

See the Proxy Statement for the Company’s 2001 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 6.       Exhibits and Reports on Form 8-K

(a)  Exhibits
3.1	Articles of Incorporation
3.2	By-laws
10	Material Contracts
12	Computation of Ratio of Earnings to Fixed Charges
15	Letter from Ernst & Young LLP Regarding Unaudited Interim Financial Information
99	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements
99.1	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
99.2	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
(b)  Reports on Form 8-K

        None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST DATA CORPORATION
(Registrant)

Date: August 13, 2002	By /s/ Kimberly S. Patmore
Kimberly S. Patmore
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
Date: August 13, 2002	By /s/ Thomas L. Moore
Thomas L. Moore
Vice President and
Corporate Chief Financial Officer
(Principal Accounting Officer)

FIRST DATA CORPORATION

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Registrant’s Second Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 4.1 of the Registrant’s Form S-8 for the First Data Corporation 2002 Long-Term Incentive Plan filed on June 10, 2002, Commission File No. 1-11073).
3.2	Registrant’s By-laws (Incorporated by reference to Exhibit 4.2 of the Registrant’s Form S-8 for the First Data Corporation 2002 Long-Term Incentive Plan filed on June 10, 2002, Commission File No. 1-11073).
10	Form of First Data Corporation 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit A of the registrant’s Proxy Statement for its May 8, 2002 Annual Meeting).
12	Computation of Ratio of Earnings to Fixed Charges
15	Letter from Ernst & Young LLP Regarding Unaudited Interim Financial Information
99	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements
99.1	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
99.2	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code