Form 10-Q
period 2002-09-30
FIRST DATA CORP
filed 2002-11-15
CIK 883980

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-11073

FIRST DATA CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	47-0731996 (I.R.S. Employer Identification No.)

6200 SOUTH QUEBEC STREET, GREENWOOD VILLAGE, COLORADO (Address of principal executive offices)	80111 (Zip Code)

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

             Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of each class (Common stock, $.01 par value)	Number of Shares Outstanding at September 30, 2002 752,140,425

FIRST DATA CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST DATA CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Revenues:
Transaction and Processing Service Fees:
Payment Services	$734.3	$614.4	$2,055.6	$1,770.7
Merchant Services *	490.0	364.5	1,387.2	1,012.4
Check verification and guarantee services	95.5	84.8	276.4	248.8
Card Issuing Services	326.3	334.8	956.2	1,030.1
All Other	38.3	41.9	121.0	140.4
Investment Income, net	22.1	23.1	77.7	66.9
Professional Services	33.5	24.0	82.8	52.2
Software Licensing and Maintenance	13.4	8.7	41.3	11.8
Product Sales and Other	61.5	93.5	209.2	245.6
Reimbursable Postage and Other	132.6	112.7	370.3	331.3

	1,947.5	1,702.4	5,577.7	4,910.2

Expenses:
Cost of Services	958.7	911.6	2,802.0	2,710.9
Cost of Products Sold	46.8	45.5	140.5	111.6
Selling, general and administrative	323.2	262.7	942.3	806.0
Reimbursable Postage and Other	132.6	112.7	370.3	331.3
Other operating expenses:
Restructuring, net	—	4.1	7.1	15.7
Impairments	—	12.2	11.3	12.7
Litigation	—	—	30.0	—

	1,461.3	1,348.8	4,303.5	3,988.2

Operating profit	486.2	353.6	1,274.2	922.0

Other income (expense):
Interest income	1.1	5.6	3.9	22.9
Interest expense	(28.7)	(28.2)	(88.0)	(91.0)
Investment gains and (losses)	—	(176.4)	—	(183.7)
Divestitures, net	—	0.8	2.4	25.9

	(27.6)	(198.2)	(81.7)	(225.9)

Income before income taxes, minority interest, equity earnings in affiliates and cumulative effect of a change in accounting principle	458.6	155.4	1,192.5	696.1

Income taxes	123.5	44.8	319.6	221.6

Minority interest	(26.2)	(4.4)	(73.2)	(23.7)
Equity earnings in affiliates	33.6	45.0	85.7	136.0

Income before cumulative effect of a change in accounting principle	342.5	151.2	885.4	586.8

Cumulative effect of a change in accounting principle, net of $1.6 million income tax benefit	—	—	—	(2.7)

Net income	$342.5	$151.2	$885.4	$584.1

Earnings per share – basic	$0.45	$0.19	$1.17	$0.75
Earnings per share – diluted	$0.45	$0.19	$1.14	$0.73

Weighted-average shares outstanding:

Basic	755.5	778.7	759.4	783.4
Diluted	767.4	795.4	774.6	800.2

*	Includes processing fees, administrative service fees and other fees charged to merchant alliances accounted for under the equity method of $50.0 million and $146.5 million for the three and nine months ended September 30, 2002, respectively, and $71.4 million and $190.5 million for the comparable periods in 2001. Amounts for 2002 were retroactively restated to January 1, 2002 for the consolidation of three alliances previously accounted for under the equity method as discussed in Notes 1 and 4.

See notes to consolidated financial statements.

FIRST DATA CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	September 30, 2002	December 31, 2001

ASSETS
Cash and cash equivalents	$801.7	$917.5
Settlement assets	15,969.3	13,166.9
Accounts receivable, net of allowance for doubtful accounts of $68.0 (2002) and $54.6 (2001)	1,345.3	1,051.0
Property and equipment, net	729.3	654.9
Goodwill	3,826.0	3,439.0
Other intangibles, less accumulated amortization of $1,045.7 (2002) and $833.9 (2001)	1,499.7	1,231.5
Investment in affiliates	721.6	778.5
Other assets	627.5	672.9

	$25,520.4	$21,912.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Settlement obligations	$15,544.9	$13,100.6
Accounts payable and other liabilities	2,882.9	2,189.6
Borrowings	3,160.0	3,102.1

Total Liabilities	21,587.8	18,392.3

Stockholders’ Equity:
Common Stock, $.01 par value; authorized 2,000.0 shares, issued 897.9 (2002 and 2001)	9.0	9.0
Additional paid-in capital	2,512.9	2,411.1

Paid-in capital	2,521.9	2,420.1
Retained earnings	5,027.1	4,365.2
Accumulated other comprehensive income (loss)	(97.6)	(143.3)
Less treasury stock at cost, 145.8 shares (2002) and 136.8 shares (2001)	(3,518.8)	(3,122.1)

Total Stockholders’ Equity	3,932.6	3,519.9

	$25,520.4	$21,912.2

See notes to consolidated financial statements.

FIRST DATA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,

	2002	2001

Cash and cash equivalents at beginning of period	$917.5	$853.3

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	885.4	584.1
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	394.6	480.5
Non-cash portion of charges (gains) related to restructuring, impairments and divestitures, litigation and investment (gains) and losses	46.0	186.2
Other non-cash items, net	75.6	28.6
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable	(121.3)	39.5
Other assets	8.8	(84.5)
Accounts payable and other liabilities	(126.0)	(80.2)
Income tax accounts	279.8	80.4

Net cash provided by operating activities	1,442.9	1,234.6

CASH FLOWS FROM INVESTING ACTIVITIES
Current year acquisitions, net of cash acquired	(585.5)	(811.5)
Payments related to other businesses previously acquired	(157.9)	(31.5)
Proceeds from dispositions, net of expenses paid	—	1.8
Additions to property and equipment, net	(184.4)	(136.0)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(155.0)	(145.0)
Other investing activities	71.7	(32.6)

Net cash used in investing activities	(1,011.1)	(1,154.8)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	76.4	313.3
Proceeds from issuance of long-term debt	—	534.0
Principal payments on long-term debt	(10.0)	(50.0)
Proceeds from issuance of common stock	173.3	186.0
Proceeds from issuance of subsidiary stock	—	22.2
Purchase of treasury shares	(756.9)	(1,140.6)
Cash dividends	(30.4)	(23.5)

Net cash used in financing activities	(547.6)	(158.6)

Change in cash and cash equivalents	(115.8)	(78.8)

Cash and cash equivalents at end of period	$801.7	$774.5

See notes to consolidated financial statements.

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Summary of Significant Accounting Policies

The accompanying consolidated financial statements of First Data Corporation (“FDC” or the “Company”) should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2001. As more fully discussed below, the Company has reformatted the presentation of its consolidated statements of income.

Consolidation

The accompanying consolidated financial statements include the accounts of FDC and its majority–owned subsidiaries. All material intercompany accounts and transactions have been eliminated. Investments in unconsolidated affiliated companies are accounted for under the equity method and are included in “investment in affiliates” on the accompanying consolidated balance sheets. The Company generally utilizes the equity method of accounting when it has an ownership interest of between 20% and 50% in an entity, providing the Company is able to exercise significant influence over the investee’s operations.

In circumstances where the Company has a greater than 50% ownership interest in a subsidiary, the Company generally consolidates that subsidiary’s financial statements. The exception to this would occur in a situation where the Company does not exercise control over the subsidiary as a result of other investors having rights over the management and operations of the subsidiary. When this is the case, the Company accounts for the subsidiary under the equity method. As of September 30, 2002, there were no greater than 50% owned subsidiaries whose financial statements were not consolidated. At December 31, 2001, there was one such subsidiary and the Company’s ownership interest in it was 50.1%.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Presentation

The Company has been in communication with The Securities and Exchange Commission (Division of Corporation Finance) regarding its Form 10-K for the year ended December 31, 2001 and Form 10-Q’s for both the first and second quarter 2002. These communications have focused on expanded and supplemental disclosures. Therefore, based on the Company's disciplined operating practices along with these communications beginning with this filing the line items on the face of the consolidated statement of income have been expanded. Equity earnings in affiliates, net of related amortization expense, minority interest and a portion of interest income are now presented as separate line items. Correspondingly, the Company increased its disclosure within Managements’ Discussion and Analysis of Financial Condition and Results of Operations. Also, for this Form 10-Q the Company has provided, this full accounting policies note, its critical accounting policies in Managements’ Discussion and Analysis of Financial Condition and Results of Operations, and Item 3., Quantitative and Qualitative Disclosures About Market Risk. On a go forward basis, absent any significant quarterly changes in accounting policy or market risk, these last three items will only be included in the Annual Report on Form 10-K. This format will be utilized in all future periods. Prior year amounts are consistent with the current presentation.

FDC’s balance sheet presentation is unclassified due to the short–term nature of its settlement obligations, contrasted with the Company’s ability to invest cash awaiting settlement in long–term investment securities.

In January 2002, the Company adopted EITF 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” which requires that reimbursements received for “out-of-pocket” expenses be characterized as revenue. As a result of the adoption, results for the three and nine months ended September 30, 2001 were restated to increase revenues from external customers and operating expenses by $112.7 million and $331.3 million, respectively, primarily for telecommunication and postage costs. The adoption had no impact on net income.

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In the third quarter of 2002, the Company acquired a controlling interest in each of three merchant alliances, Huntington Merchant Services, Wachovia Merchant Services and Wells Fargo Merchant Services. Revenues and expenses have been retroactively restated back to January 1, 2002 to reflect the merchant alliances, which were previously accounted for under the equity method of accounting, as consolidated subsidiaries. The restatement had no impact on net income. A summary of the retroactive consolidation of these entities is included in Note 2.

In the fourth quarter of 2001, the Company acquired the remaining 50 percent ownership interest in Cardservice International (CSI). Revenues and expenses for 2001 were previously restated to reflect CSI as a consolidated subsidiary retroactive to January 1, 2001. CSI was previously accounted for under the equity method of accounting.

The accompanying consolidated financial statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial position of the Company at September 30, 2002, and the consolidated results of its operations for the three and nine months ended September 30, 2002 and 2001, and cash flows for the nine months ended September 30, 2002 and 2001. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

Business Description

FDC provides a variety of transaction processing services and money transfer and payment services to financial institutions, commercial establishments and consumers. The Company classifies its operations into four reportable segments: payment services, merchant services, card issuing services and emerging payments (see Note 9).

FDC’s facilities in the United States provide the vast majority of transaction processing services for each of the Company’s business segments. FDC’s processing units in the United Kingdom and Australia represent the Company’s only foreign operating locations of significance and they process transactions for card issuing services clients located outside of North America. These units also represent the only foreign operations of any significance which have local currency as their functional currency. Domestic facilities process substantially all international payment and merchant services transactions. While these international transactions originate and settle outside of the United States, they are electronically routed to, and processed by the Company’s United States based infrastructure. Each of the Company’s business segments has an international presence through various regional or country offices where sales, customer service and/or administrative personnel are based. Revenues generated from processing transactions outside of the United States, primarily in Australia and the United Kingdom for the card issuing segment, represented 4% of FDC’s total revenues for the nine months ended September 30, 2002 and 2001, respectively, and a comparable portion of FDC’s assets and earnings (excluding the non-recurring items discussed in Note 3).

Cash and Cash Equivalents

Highly liquid investments (other than those included in settlement assets) with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates market value. Cash equivalents at September 30, 2002 and December 31, 2001 include $70.0 million of required investments in connection with FDC’s merchant card settlement operation.

Investment Securities

The Company’s investments are comprised of state and municipal government obligations and corporate debt

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

securities which represent a majority of settlement assets. To a much lesser extent, the Company has investments in publicly traded corporate equity securities with the most significant investment being the common stock of Checkfree Holdings, which the Company received in 2000 in exchange for its ownership interest in the Transpoint joint venture. Investments are primarily held in the Company’s name, and in custody of, a major financial institution. The specific identification method is used to determine the cost basis of securities sold. At September 30, 2002 and December 31, 2001, substantially all of the Company’s investments were classified as available-for-sale. Unrealized gains and losses on these investments are included as a separate component of accumulated other comprehensive income (loss), net of any related tax effect. The Company also has equity securities of private companies for strategic purposes. These investments are included in “other assets” on the Company’s consolidated balance sheet and are carried at cost.

Declines in value that are judged to be other than temporary in nature are recognized in the consolidated statements of income. For public company investments, absent any other indications of a decline in value being other than temporary in nature, the Company’s policy is to treat a decline in the investment’s quoted market value that has lasted for more than six months as an other than temporary decline in value. The Company’s policy is the same for private company investments, however, their fair values are estimated. In estimating fair value, market conditions, offering prices, trends of earnings/losses, price multiples, financial position, new financing and other key measures are considered. The Company believes the estimates result in a reasonable reflection of the fair values of these investments.

Realized gains and losses and losses resulting from other than temporary declines in value relating to investments held in the Company’s payment services investment portfolio are included in the “investment income, net” component of revenues in the consolidated statements of income. These gains and losses are classified as such because they are recurring in nature as they are part of the Company’s investment portfolio management process and the management of this portfolio is a core component of the payment services business. Realized gains and losses and losses resulting from other than temporary declines in value relating to the Company’s other investments are classified within the “investment gains and (losses)” caption in the consolidated statements of income.

Reserve for Merchant Credit Losses and Check Guarantee

The merchant services segment conducts its business through both consolidated subsidiaries and alliances accounted for under the equity method. Under the rules of the credit card associations, the Company and/or its alliance partnerships have certain contingent liabilities for credit card transactions acquired from merchants. This contingent liability arises in the event of a billing dispute between the merchant and a cardholder that is not ultimately resolved in the merchant’s favor. In such a case, the Company or the alliance charges the transaction back to the merchant and the disputed amount is credited or otherwise refunded to the cardholder. If the Company or alliance is unable to collect this amount from the merchant, due to the merchant’s bankruptcy or other reasons, the Company or alliance will bear the loss for the amount of the refund paid to the cardholder. In most cases, this contingent liability situation is unlikely to arise because most products or services are delivered when purchased, and credits are issued on returned items. However, where the product or service is not provided until some later time following the purchase, the contingent liability could be more likely. The Company mitigates its risk by obtaining collateral from merchants considered higher risk.

The credit loss reserve recorded on the Company’s consolidated balance sheet only relates to the business conducted by its consolidated subsidiaries. The credit loss reserves for unconsolidated alliances are only recorded in the alliance’s financial statements. The Company has not recorded any reserves for estimated losses in excess of reserves recorded by the alliances nor has the Company identified needs to do so. At September 30, 2002 and December 31, 2001, the Company and its alliances had aggregate merchant credit loss reserves of $28.5 million and

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

$28.0 million, respectively. The foregoing disclosure presents merchant credit loss reserves in the aggregate without regard to whether the reserve relates to merchant contracts held by entities consolidated by the Company or alliances accounted for under the equity method. The amount of reserve attributable to entities consolidated by the Company was $19.9 million and $20.3 million at September 30, 2002 and December 31, 2001, respectively. This reserve is included in the allowance for doubtful accounts component of accounts receivable on the consolidated balance sheet.

The credit loss reserves, both for the unconsolidated alliances and the Company, are comprised of amounts for known losses and a provision for losses incurred but not reported (“IBNR”). Credit loss reserves are primarily determined by performing a historical analysis of chargeback loss experience. Other factors are considered that could affect that experience in the future. Such items include the general economy and economic challenges in a specific industry (such as the travel industry after September 11, 2001) or those affecting certain types of clients. Once these factors are considered, the Company or the unconsolidated alliance establishes a rate (percentage) that is calculated by dividing the expected chargeback (credit) losses by dollar volume processed. This rate is then applied against the dollar volume processed each month and charged against earnings. The resulting accrual balance is then compared to requirements for known losses and estimates for IBNR items. Historically, the Company’s estimation process in this area has proven to be materially accurate.

The majority of TeleCheck’s business involves the guarantee of checks received by merchants for a period of 90 days from the check date. Upon obtaining approval from TeleCheck to accept the check, the merchant will deposit the check in its bank account. TeleCheck earns a fee for each check it guarantees which is generally determined as a percentage of the check amount. If the check is returned, TeleCheck is required to purchase the check from the merchant at its face value and pursue collection from the check writer. At the time TeleCheck recognizes revenue, based on recent past history, a provision for estimated check returns net of anticipated recoveries is recorded. The estimated check returns and recovery amounts are subject to the risk that actual amounts returned and recovered in the future may not be consistent with recent past history. At September 30, 2002 and December 31, 2001, the Company had accrued warranty and accrued recovery balances of $22.5 million and $51.1 million, and $28.3 million and $55.4 million, respectively. Accrued warranties are included in accounts payable and other liabilities on the consolidated balance sheet and accrued recoveries are included in accounts receivable.

Derivative Financial Instruments

The Company adopted Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities”, on January 1, 2001. The Company utilizes derivative instruments primarily to mitigate interest rate risk. To a much lesser extent, derivative instruments are utilized to mitigate market and foreign currency risk. As a result of the adoption of SFAS 133, the Company recognizes all derivative financial instruments on the consolidated balance sheet as assets or liabilities at fair value. Such amounts are recorded in either the “other assets” or “accounts payable and other liabilities” captions on the consolidated balance sheet. Generally, changes in fair value are recognized immediately in earnings, unless the derivative qualifies as a hedge of future cash flows. For derivatives that qualify as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in stockholders’ equity as a component of other comprehensive income (“OCI”) and then recognized in earnings in the period or periods the hedged item affects earnings.

SFAS 133 requires that, upon adoption, the transition adjustment be reported in net income or OCI, as appropriate, as the cumulative effect of a change in accounting principle. In accordance with the transition provisions of SFAS 133, the Company recorded a net-of-tax transition adjustment loss of $24.8 million in OCI and a net-of-tax transition adjustment loss of $2.7 million in earnings in 2001. Management does not believe that ongoing application of SFAS 133 will significantly alter the Company’s hedging strategies or impact its net income.

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

However, its application will increase the volatility of OCI.

The transition adjustment recorded in OCI represented the recognition of all derivatives that are designated cash flow hedging instruments at fair value. The transition adjustment recorded in earnings represented purchased option costs that were derecognized from the balance sheet upon adoption.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation which is computed using the straight–line method over the lesser of the estimated useful life of the related assets (generally three to ten years for equipment, furniture and leasehold improvements, and 30 years for buildings) or the lease term. Amounts charged to expense for the depreciation of property and equipment were $51.7 million and $54.8 million for the three months ended September 30, 2002 and 2001, respectively, and $150.8 million and $164.2 million for the comparable nine-month periods.

Goodwill and Other Intangibles

Goodwill represents the excess of purchase price over tangible and other intangible assets acquired less liabilities assumed arising from business combinations. SFAS No. 142, “Goodwill and Other Intangible Assets”, (“SFAS 142”), issued in June 2001, requires that goodwill acquired in a business combination after June 30, 2001, shall not be amortized. In addition, as required by SFAS 142, the Company ceased amortizing all goodwill effective January 1, 2002. Prior to the adoption of SFAS 142, goodwill was amortized on a straight–line basis over estimated useful lives ranging from seven to 40 years. Goodwill attributable to 2001 acquisitions, occurring subsequent to June 30, 2001, amounted to $593.3 million. Goodwill acquired in business combinations during the nine months ended September 30, 2002 totaled $358.2 million. Information concerning the Company’s adoption of SFAS 142 on January 1, 2002 is contained in Note 8 to these consolidated financial statements. Goodwill amortization expense totaled $35.0 million and $102.0 million for the three and nine months ended September 30, 2001, respectively.

FDC capitalizes initial contract payments and conversion costs associated with customer processing relationships. Capitalization of initial contract payments and conversion costs only occurs when management is satisfied that such costs are recoverable through future operations, contractual minimums and/or penalties in case of early termination.

The Company’s accounting policy is to limit the amount of capitalized costs for a given contract to the lesser of the estimated ongoing future cash flows from the contract or the termination fees the Company would receive in the event of early termination of the contract by the customer.

The Company develops software that is used in providing processing services to customers. To a much lesser extent, the Company also develops software to be sold or licensed to customers. Software development costs are capitalized once technological feasibility of the software has been established. Costs incurred prior to establishing technological feasibility are expensed as incurred. Technological feasibility is established when the Company has completed all planning, designing, coding and testing activities that are necessary to determine that a product can be produced to meet its design specifications, including functions, features and technical performance requirements. Capitalization of costs ceases when the product is available for general use. Software development costs are amortized using the straight-line method over the estimated useful life of the software, which is generally five years.

In addition to capitalized contract and software development costs, other intangibles include databases, copyrights, patents, acquired software, trademarks and noncompete agreements acquired in business combinations. Other

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

intangibles are amortized on a straight–line basis over the length of the contract or benefit period, which generally ranges from three to 20 years. Other intangibles amortization expense totaled $85.6 million and $80.4 million for the three months ended September 30, 2002 and 2001, respectively, and $243.8 million and $233.2 million for the comparable nine month periods.

The following table provides the components of other intangibles (in millions):

	September 30, 2002	December 31, 2001

Acquired contracts	$980.2	$734.4
Conversion costs	377.4	346.4
Contract costs	345.7	316.1
Developed software	362.2	285.9
Purchased or acquired software	264.7	190.0
Other	215.2	192.6

Gross other intangibles	2,545.4	2,065.4
Less accumulated amortization	(1,045.7)	(833.9)

Other intangibles, less accumulated amortization	$1,499.7	$1,231.5

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (“SFAS 144”), effective January 1, 2002, and its predecessor SFAS No. 121 prior thereto, long-lived assets are reviewed for impairment on an annual basis and whenever events indicate that their carrying amount may not be recoverable. In such reviews, estimated undiscounted future cash flows associated with these assets or operations are compared with their carrying value to determine if a write–down to fair value (normally measured by discounting estimated future cash flows) is required.

A discussion of impairment testing for goodwill is contained in Note 8 to these consolidated financial statements.

Revenue Recognition

The majority of the Company’s revenues are comprised of transaction based fees. Product sales and other includes sales of the Company’s products (which are generally ancillary to service revenues and primarily relate to point-of-sale devices in the merchant services segment), gains considered part of normal operations, and other items which recur but which fluctuate as to amount and timing. A description of the major components of revenue, by business segment, is as follows:

Payment services- revenue is primarily derived from two sources, transaction fees charged to consumers and investment income earned on the investment of funds received from the sale of payment instruments (primarily official checks and money orders). These investments are the primary component of settlement assets on the Company’s consolidated balance sheets.

In a typical money transfer transaction, a consumer will go to one of the Company’s domestic or international agent locations and pay the agent a fee. The fee is generally based on the dollar amount of the transaction and the location of where the funds are to be transferred. This transaction fee is set by the Company and is recorded as revenue by the Company at the time-of-sale. In addition, in certain money transfer transactions involving different send and receive currencies, Western Union generates revenue by acquiring currency at wholesale exchange rates

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

and providing the currency to consumers at retail exchange rates.

There are generally two agent locations involved in a money transfer transaction, the agent initiating the transaction (the “send agent”) and the agent disbursing funds (the “receive agent”). The send and receive agents each earn a per transaction commission generally based on a percentage of the fee charged to the customer. These commissions are included in cost of services in the consolidated statements of income and are recorded at the time-of-sale.

The Company’s money order and official check products generate revenue primarily through the Company’s ability to invest funds pending settlement. The Company invests most of these funds in high quality investments issued by municipalities to minimize its exposure to credit risks. In a money order transaction, a consumer purchases a money order from an agent. The agent selling the money order generally remits the funds collected from the consumer to the Company within a matter of days of the transaction date. An agent generally does not receive a commission on the sale of a money order. In an official check transaction, a consumer will procure an official check from one of the Company’s agents, typically a financial institution. The official check agent is generally required to remit the funds collected from the consumer to the Company the following day. The Company pays its official check agents commissions based on short-term variable rates and the balance of outstanding official checks. The Company considers this to be a revenue sharing arrangement and, therefore, nets the commissions paid to official check agents against the revenues it earns from its investments.

Merchant services - in the case of merchant contracts that the Company owns and manages, revenue is primarily comprised of fees charged to the merchant, net of interchange and assessments charged by the credit card associations. The Company has no control over interchange fees and assessments charged by credit card associations and believes its presentation of revenue, net of these fees and assessments, more accurately depicts the revenue earned by the Company. This net revenue is recognized by the Company at the time-of-sale. The fees charged to the merchant are a percentage of the credit card transaction’s dollar value, a fixed amount or a combination of the two.

Interchange and assessments amounted to $830.8 million and $481.4 million for the three months ended September 30, 2002 and 2001, respectively, and $2,325.6 million and $1,400.5 million for the comparable nine month periods.

The Company charges processing fees to its merchant alliance joint ventures. In situations where an alliance is accounted for under the equity method, the Company’s consolidated revenues include the processing fees charged to the alliance, as disclosed on the face of the consolidated statements of income.

Revenue from check verification and guarantee services is also recognized at the time-of-sale. Check verification fees generally are a fixed amount per transaction. Check guarantee fees generally are a percentage of the check amount. At the time-of-sale, the Company also recognizes an estimate of the net cost of honoring the guarantees, which is reflected within cost of services in the consolidated statements of income.

Card issuing services – revenue is primarily comprised of fees based on cardholder accounts on file, and to a lesser extent, transaction volumes processed. As described above under “Presentation”, effective January 1, 2002, the Company adopted EITF 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred,” which requires that reimbursements received for “out-of-pocket” expenses be characterized as revenue. As a result of the adoption, telecommunication and postage costs charged to clients are recorded in revenue. Revenue is recognized at the time an account on file amount is earned or at the time a transaction is processed. Professional service revenues are comprised of custom programming services and are recorded as work is performed.

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

PaySys International, acquired by the Company in April 2001, is in the business of licensing credit card processing software. The Company follows the requirements of AICPA Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), in its accounting for PaySys’ revenue. In following SOP 97-2 revenue is not recognized until each of the following four criteria are met:

•	evidence of an agreement exists,

•	delivery and acceptance has occurred or services have been rendered,

•	the selling price is fixed or determinable; and

•	collection of the selling price is reasonably assured.

Emerging payments - revenue is primarily comprised of fees based on transaction volumes processed. Revenue is recognized at the time a transaction is processed. This segment also provides professional services, primarily to governmental entities. Revenue from these services is recognized as work is performed.

Acquisitions occurring during 2001 and 2002 have resulted in the segment’s business including the licensing of software. The Company follows the requirements of SOP 97-2, as outlined above, in its accounting for software related revenue.

Earnings Per Common Share

Earnings per common share amounts are computed by dividing net income amounts by weighted-average common and common equivalent shares (when dilutive) outstanding during the period. Amounts utilized in per share computations are as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Weighted-average shares outstanding:
Basic weighted-average shares	755.5	778.7	759.4	783.4
Common stock equivalents	9.2	14.0	12.5	14.1
4 7/8% convertible note due 2005	2.7	2.7	2.7	2.7

	767.4	795.4	774.6	800.2

Earnings add back related to convertible note	$0.4	$0.4	$1.3	$1.3

Diluted earnings per common share was calculated based on weighted-average shares outstanding, including the impact of shares issuable upon conversion of convertible debt and in-the-money common stock equivalents, which consist of outstanding stock options, warrants and restricted stock. The after-tax interest expense and issue cost amortization on convertible debt is added back to net income when common stock equivalents are included in computing diluted earnings per common share. The “if converted” method is utilized in calculating diluted earnings per common share only when conversion is not conditional upon the occurrence of certain events.

The diluted earnings per share calculation excludes stock options, warrants and convertible debt to purchase, or that are convertible into, 41.1 million common shares and 35.1 million common shares for the three and nine month periods ended September 30, 2002, respectively, and 26.4 million common shares and 26.6 million common shares for the three and nine month periods ended September 30, 2001, respectively, because the exercise or conversion price of these instruments was greater than the average market price of the common stock, and their inclusion would have been anti-dilutive.

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

Foreign Currency Translation

The U.S. dollar is the functional currency for all FDC businesses except its operations in the United Kingdom and Australia and certain other smaller international operations. Foreign currency denominated assets and liabilities for these units are translated into U.S. dollars based on exchange rates prevailing at the end of the period, and revenues and expenses are translated at average exchange rates during the period. The effects of foreign exchange gains and losses arising from the translation of assets and liabilities of those entities where the functional currency is not the U.S. dollar are included as a component of OCI.

Gains and losses attributable to foreign currency hedging included in the consolidated income statements amounted to a $7.1 million loss and a $1.7 million gain for the three-months ended September 30, 2002 and 2001, respectively, and an $11.4 million loss and a $4.6 million gain for the comparable nine-month periods. Other foreign currency transaction gains and losses were immaterial for each of the periods. This results from the Company’s daily settlement of most of its foreign currency denominated transactions.

Stock Based Compensation

SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”), establishes accounting and reporting standards for stock based employee compensation plans. As permitted by the standard, FDC continues to account for such arrangements under APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and its related interpretations.

Advertising and Marketing Costs

Advertising and marketing costs, included in “selling, general and administrative” expenses, are expensed as incurred or at the first time the advertising takes place. Advertising and marketing expense for the three months ended September 30, 2002 and 2001 amounted to $49.4 million and $41.8 million, respectively, and $153.5 million and $140.2 million for the comparable nine-month periods.

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

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 2: Acquisitions

In January 2002, the Company acquired an ownership interest of approximately 25 percent in Christopher C. Varvias & Associates S.A., its money transfer agent in Greece.

In March 2002, the Company and SunTrust Banks, Inc. (“SunTrust”) formed an alliance, SunTrust Merchant Services, LLC. The Company and SunTrust each contributed a merchant portfolio to the alliance. Following the contribution, the Company acquired a portion of SunTrust’s equity interest in the alliance for cash. The payment to SunTrust has been treated as an acquired contract cost and is being amortized over a ten-year period. FDC has majority ownership of and management control over the alliance and is consolidating its financial statements.

In April 2002, the Company acquired Paymap Inc. for an initial purchase price of approximately $82 million in cash. Additional consideration of up to $26 million may be paid if certain operational targets are met. Paymap Inc. is a financial services company that develops and markets electronic payment services such as a mortgage payment accelerator. The preliminary purchase price allocation resulted in identifiable intangible assets of $20.6 million, which are being amortized over five to six years, and goodwill of $62.5 million.

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

In May 2002, the Company completed an acquisition of a front-end authorization and capture business within the merchant services segment.

In June 2002, the Company acquired E Commerce Group Products, Inc. for an initial purchase price of approximately $71 million in cash. Additional consideration of up to $50 million may be paid if certain operational targets are met. E Commerce Group Products, Inc. provides e-commerce offerings, including technology that allows companies to receive electronic bill payments through multiple sources. The preliminary purchase price allocation resulted in identifiable intangible assets of $6.7 million which are being amortized over one to five years and goodwill of $57.5 million.

In July 2002, the Company paid cash to acquire substantially all of the remaining 50 percent ownership interest in the Huntington Merchant Services (“Huntington”) alliance. As a result of the purchase, FDC finalized a new ten-year merchant referral agreement with Huntington Bancshares Incorporated. In August 2002, the Company paid cash to acquire the remaining 50 percent ownership interest in the Wachovia Merchant Services (“Wachovia”) alliance. The payments to the alliance partners have been treated as acquired contract costs and are being amortized over a ten-year period.

In August 2002, the Company acquired PayPoint Electronic Payment Systems for approximately $251 million in cash. PayPoint is a leader in electronic commerce and payment services, processing credit and debit transactions, and one of the largest point-of-sale (POS) transaction processors of personal identification number (PIN)-based debit transactions and a leading national electronic payment processor. The preliminary purchase price allocation resulted in identifiable intangible assets of $61.7 million, which are being amortized over ten years, except for trademarks which are amortized over 25 years, and goodwill of $185.8 million.

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In September 2002, the Company obtained an additional ownership interest in the Wells Fargo Merchant Services (“Wells Fargo”) alliance by contributing non-bank-allied merchants from its Unified Merchant Services portfolio to the alliance. Additionally, the alliance arrangement was restructured resulting in the Company gaining management control over the alliance.

Revenues and expenses have been retroactively restated to the beginning of 2002 to reflect the Huntington, Wachovia and Wells Fargo alliances, which were previously accounted for under the equity method of accounting, as consolidated subsidiaries for the nine months ended September 30, 2002. As a result of the transactions, the Company recorded acquired contracts of $54.5 million, which are being amortized over ten years. In addition, approximately $62.1 million was reclassified from investment in affiliates to acquired contracts. The following summarizes the impact of retroactively consolidating the results of these alliances back to January 1, 2002:

	Consolidated Results

	Six months ended 6/30/02 as previously reported	Consolidating entries	Six months ended 6/30/02 as consolidated

(in millions)
Revenue	$3,493.1	$137.1	$3,630.2
Operating profit	704.0	84.0	788.0
Pre-tax income	649.9	84.0	733.9
Minority interest	(5.0)	(42.0)	(47.0)
Equity earnings in affiliates	94.1	(42.0)	52.1
Net income	542.9	—	542.9

In September 2002, the Company acquired a controlling interest in OMNIPAY, an international payment processor that provides foreign currency applications at the point of sale and back-office settlement operations.

In September 2002, the Company entered into two partnerships with CU Electronic Transaction Services (CUETS), a Canadian card processing company. FDC will have a 50 percent ownership interest in a merchant processing business which will be accounted for using the equity method of accounting and a controlling interest in a merchant acquiring business that will be consolidated.

The aggregate consideration paid, net of cash acquired, for acquisitions completed during the nine months ended September 30, 2002 was $585.5 million. The aggregate preliminary purchase price allocation for these acquisitions resulted in $224.1 million of identifiable intangible assets, which are being amortized over one to ten years (average of 8 years), except for trademarks of $12.3 million which are amortized over 25 years, and goodwill of $358.2 million.

Note 3: Restructuring, Impairments, Litigation and Investment Gains and Losses and Divestitures

During the nine months ended September 30, 2002, the Company incurred net charges of $46.0 million, related to restructuring activities, asset impairments, anticipated litigation settlements and investment losses, offset by prior period restructuring and divestiture reserve reversals. The Company did not record any such charges or benefits during the three months ended September 30, 2002.

During the nine months ended September 30, 2002, the Company recorded restructuring charges of $9.0 million. These charges were comprised of severance totaling $8.5 million and $0.5 million related to lease termination

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

losses. Severance charges resulted from the termination of 281 employees, representing all levels of employees and less than 1% of the Company’s workforce. Merchant services charges were $6.0 million for the nine months ended September 30, 2002. The charges related to streamlining the span of management control and elimination of job redundancies across many departments at most employee levels within the merchant acquiring business. The restructuring plans were completed in the second quarter of 2002. Emerging payments charges were $2.4 million for the nine months ended September 30, 2002, which related to a reduction in force and closure of a leased facility for the SurePay business to adjust its employee base to match the slower than expected participation in the business to business exchange market place. The restructuring plans were completed in the first quarter of 2002. Card issuing charges were $0.3 million for the nine months ended September 30, 2002 as a result of consolidating Tulsa data center operations. The restructuring plans were completed in the first quarter of 2002. All other and corporate charges were $0.3 million for the nine months ended September 30, 2002, which related to the elimination of duplicative positions due to the integration of the Achex acquisition. The restructuring plans were completed in the first quarter of 2002. Offsetting these charges were prior period restructuring reserve reversals resulting from changes in estimates totaling $1.9 million. The majority of these reversals related to the third quarter 2000 restructuring charge related to the United Kingdom based operations of the card issuing services segment. The change in estimate related to this charge was caused primarily by pension obligations associated with severed employees being less than anticipated.

The following table summarizes the Company’s utilization of restructuring accruals for the nine months ended September 30, 2002 (in millions):

	Employee Severance	Facility Closure

Remaining Accrual at December 31, 2001	$20.9	$6.7
Expense Provision for the Nine Month Period	8.5	0.5
Cash Payments	(21.3)	(2.1)
Changes in Estimates	(1.9)	—

Remaining Accrual at September 30, 2002	$6.2	$5.1

During the nine months ended September 30, 2002, the Company recorded an $11.3 million asset impairment charge in emerging payments related to SurePay’s capitalized business to business software development costs. The impairment resulted from the second quarter 2002 decision to cease SurePay platform development efforts.

During the second quarter of 2002, the Company recorded a payment services charge of $30.0 million relating to the anticipated settlements of various class action lawsuits pertaining to the Company’s money transfer business, including legal fees and other outside administrative costs. See Note 10 for additional discussion.

During the nine months ended September 30, 2002, the Company recorded a gain on the sale of a portion of the Company’s investment in CheckFree Corporation, totaling $8.1 million, offset by $5.6 million of investment impairments in the emerging payments segment relating to e-commerce companies. The remaining impairment charge of $2.5 million related to an investment in a software business held by the card issuing services segment. These investments were written-down to fair value based on quoted market prices for public companies, and for privately held companies, by considering market conditions, offering prices, trends of earnings/losses, price multiples, financial position, new financing or other measures.

During the nine months ended September 30, 2002, the Company released $2.4 million of prior period divestiture reserves related primarily to Investor Services Group due to the passage of certain contractual indemnification

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

provisions and the release of amounts previously held in escrow. Investor Services Group was divested in the fourth quarter of 1999.

During the three and nine months ended September 30, 2001, the Company recorded $6.0 million and $21.7 million relating to restructuring charges. These charges were comprised of severance totaling $4.1 million and $18.9 million for the three and nine months ended September 30, 2001, respectively, and $1.9 million and $2.8 million related to lease termination losses and a customer contract for the three and nine months ended September 30, 2001. Severance charges resulted from the termination of 562 employees for the nine months ended September 30, 2001, representing all levels of employees and approximately 2% of the Company’s workforce. Amounts attributable to payment services were $0.4 million and $8.8 million for the three and nine months ended September 30, 2001. The charges were a result of the discontinuance of the Payment Card Solutions and Skyteller operations, consolidation of international support functions and transition of a Mexico call center and operations support to a third party provider. The restructuring plans were completed in the second quarter of 2002. Amounts attributable to merchant services were $2.6 million and $8.2 million for the three and nine months ended September 30, 2001. The charges related to closing facilities in Nashville, Tennessee, Louisville, Kentucky, Belmont, California, Reston, Virginia and Lakewood, Ohio to eliminate job redundancies related to front end system support, relationship management and quality assurance. The restructuring plan was completed in the third quarter of 2001. In addition, TeleCheck restructured under new management and eliminated management positions at several levels within the organization. The restructuring plans were completed in the second quarter of 2001. Amounts attributable to card issuing services were $2.0 million and $2.8 million for the three and nine months ended September 30, 2001, which related to the closure of a facility and terminations associated with converting certain debit operations to the NYCE platform and other department reorganizations. The restructuring plans were completed in the first quarter of 2002. Amounts attributable to all other and corporate were $1.0 million and $1.9 million for the three and nine months ended September 30, 2001, which related to consolidating corporate functions to the Denver office and elimination of redundant functions. The restructuring plans were completed in the third quarter 2001.

Offsetting these charges were prior period restructuring reserve reversals totaling $1.9 million and $6.0 million for the three and nine months ended September 30, 2001, respectively. The largest component of these reversals related to the third quarter 2000 restructuring of the United Kingdom based operations. The change in estimate related to this charge was caused primarily by the unanticipated voluntary separation of a large number of employees resulting in a lesser amount of severance being paid than anticipated.

During the three months ended September 30, 2001, the Company recorded an asset impairment charge of $12.2 million, of which $10.7 million related to the payment services segment, $1.1 million related to the card issuing segment and $0.4 million related to the merchant services segment. The $10.7 million payment services charge related to goodwill and other assets associated with the discontinuance of the Skyteller service offering. The $1.1 million card issuing charge related to a $0.8 million software impairment, as well as fixed assets associated with the card issuing facility closures discussed in restructurings above. The $0.4 million related to the merchant services segment also related to fixed assets associated with the facility closures discussed in restructurings above. The Company’s results for the nine months ended September 30, 2001 also include a $0.5 million charge for fixed assets associated with the restructurings discussed above.

During the three and nine months ended September 30, 2001, the Company released prior period divestiture reserves of $0.8 million and $37.3 million related primarily to Investor Services Group due to the passage of certain contractual indemnification provisions. Investor Services Group was divested in the fourth quarter of 1999.

During the second quarter of 2001, the Company announced the discontinuance of a collections business resulting in a charge of $11.4 million, which included $4.1 million for employee severance, $2.6 million for facility exit costs and a $4.7 million asset impairment charge for leasehold improvements and fixed assets.

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

During the three months ended September 30, 2001, the Company recorded $176.4 million of investment losses, of which $142.8 million related to payment services, $6.7 million related to merchant services, $21.7 million related to emerging payments and $5.2 million related to corporate and other. The $142.8 million payment service charge related to the write-down of the Company’s investment in CheckFree Corporation due to CheckFree’s stock trading below the Company’s cost basis for more than six months. The $6.7 million merchant services charge related to a $1.8 million charge to fully write-down the Company’s investment in Excite@Home, and a $4.9 million write-down of investments in other e-commerce related businesses. The $21.7 million emerging payments charge and $5.2 million corporate and other charge also related to investments in e-commerce businesses. The $183.7 million of investment losses for the nine months ended September 30, 2001 also included a $7.3 million charge for Excite@Home. These investments were written-down to fair value based on quoted market prices for public companies and for privately held companies by considering market conditions, offering prices, trends of earnings/losses, price multiples, financial position, new financing or other measures.

Note 4: Investments In Affiliates

Operating results include the Company’s proportionate share of income from affiliates, which consist of unconsolidated investments and joint ventures accounted for under the equity method of accounting. The most significant of these affiliates are related to the Company’s merchant bank alliance program.

A merchant bank alliance is a joint venture between FDC and a financial institution that combines the expertise of the Company with the visibility and distribution of the bank. The joint ventures acquire credit and debit card transactions from merchants. The Company provides processing and other services to the joint ventures and charges fees to the joint venture primarily based on contractual transaction based pricing. These fees have been separately identified on the face of the consolidated statements of income. At September 30, 2002, there were fourteen affiliates accounted for under the equity method of accounting, comprised of six merchant alliances and eight strategic investments in companies in related markets, including Western Union agents. As discussed in Note 2, the 2002 amounts reflect the retroactive consolidations back to January 1, 2002, of the Huntington Merchant Services, Wachovia Merchant Services and Wells Fargo Merchant Services alliances based on the Company gaining a controlling interest in each of these alliances in the third quarter of 2002. The presentation below, therefore, excludes results and balances for these three entities for 2002. The 2001 amounts and balances include the results of the three alliances consolidated in 2002 but exclude the results and balances of CSI. The Company increased its ownership interest in CSI to 100% in December 2001 and retroactively consolidated CSI back to January 1, 2001.

A summary of financial information for the unconsolidated merchant alliances and international joint ventures accounted for under the equity method of accounting is as follows (in millions):

	September 30, 2002	December 31, 2001

Total Assets	$4,034.3	$4,552.6
Total Liabilities	3,025.6	3,638.6

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Net Operating Revenues	$324.2	$370.8	$893.8	$1,058.3
Operating Expenses	224.5	237.6	627.8	666.1

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Operating Income	100.2	133.2	266.0	392.2
Net Income	88.2	118.8	221.3	351.1
FDC Share of Net Income	40.0	56.9	104.4	166.9
Amortization Expense	6.4	11.9	18.7	30.9
FDC Equity Earnings	33.6	45.0	85.7	136.0

The formation of a merchant alliance generally involves each of the Company and its partner contributing contractual merchant relationships to the alliance and a cash payment from one partner to the other to achieve the desired ownership percentage for each partner. The asset amounts reflected above are owned by the alliances and other equity method investees and do not include any of such payments made by the Company. The amount by which the total of the Company’s investments in its joint ventures exceeded its proportionate share of the joint ventures’ net assets totaled $556.2 million and $614.7 million at September 30, 2002 and December 31, 2001, respectively. Prior to 2002, the entire excess was being amortized, however, in connection with the January 1, 2002 adoption of SFAS 142, the Company ceased amortizing the $369.2 million portion of the excess deemed to be goodwill.

Note 5: Borrowings

The Company’s commercial paper borrowings at September 30, 2002 were $355.0 million. The Company’s $1.5 billion commercial paper program is supported by a $1.1 billion revolving credit facility. At September 30, 2002, the Company has $200 million available under the $1.5 billion shelf registration filed in the first quarter of 2001, $250 million available under its uncommitted bank lines, and $300 million available under its extendable commercial note (“ECN”) program. FDC has remaining available short-term borrowing authorization of approximately $1.7 billion at September 30, 2002 under the Company’s commercial paper program, extendable commercial note program and uncommitted bank credit lines.

During the first nine months of 2002 the Company entered into capital lease agreements to finance the purchase of equipment and software. The terms of the capital leases range from two to three years and resulted in the Company recording $17.0 million in short-term and $18.0 million in long-term borrowings. Payments on the lease obligations will be made from cash provided by operating activities.

Note 6: Comprehensive Income

The components of comprehensive income, net of tax, are as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Net income	$342.5	$151.2	$885.4	$584.1
Foreign exchange effect	7.9	12.9	38.6	(23.1)
Unrealized gain (loss) on hedging activities (a)	(136.2)	(82.8)	(192.5)	(123.7)
Unrealized gain on securities (b)	99.4	76.4	199.6	87.1

Total comprehensive income	$313.6	$157.7	$931.1	$524.4

(a)	includes the ($24.8) million cumulative effect of adopting Statement of Financial Accounting Standards No.

FIRST DATA CORPORATION
NOTES CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

133, (SFAS 133) “Accounting for Derivative Instruments and Hedging Activities”, on January 1, 2001.

(b) net of reclassification adjustment for realized gains included in the investment income, net component of revenues and net income of $15.5 million and $9.7 million, and $49.0 million and $30.7 million for the three and nine months ended September 30, 2002, respectively, and $10.4 million and $6.5 million, and $25.5 million and $16.0 million for the three and nine months ended September 30, 2001, respectively.

Note 7: Derivative Financial Instruments

Adoption of SFAS 133

The Company adopted SFAS 133 on January 1, 2001. SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities at fair value. SFAS 133 requires that, upon adoption, the transition adjustment be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. In accordance with the transition provisions of SFAS 133, the Company recorded a net-of-tax transition adjustment loss of $24.8 million in other comprehensive income and a net-of-tax transition adjustment loss of $2.7 million in earnings in the first quarter 2001. The ongoing application of SFAS 133 has not significantly altered the Company’s hedging strategies or impacted its net income. However, its application increased the volatility of other comprehensive income, other assets and other liabilities.

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

Note 8: Adoption of SFAS 142 and Other New Accounting Pronouncements

The Company adopted SFAS 142 for acquisitions occurring prior to July 1, 2001 on January 1, 2002. SFAS 142 prohibits amortization of goodwill and intangible assets that have indefinite useful lives and requires annual impairment tests of those assets. The statement also provides specific guidance about how to determine and measure goodwill and intangible asset impairment, and requires additional disclosure of information about goodwill and other intangible assets. Goodwill and intangible assets acquired after June 30, 2001 were subject to the non-amortization provisions of the statement. The Company has completed the transitional goodwill impairment test required by SFAS 142 and did not identify any impairments.

The following presents net income and per share amounts exclusive of goodwill amortization, as required by SFAS 142:

For the Quarter Ended September 30, 2001

(in millions except per share amounts)	Net income	Basic	Diluted

Reported net income and earnings per share	$151.2	$0.19	$0.19
Add back: goodwill amortization	30.0	0.04	0.04

Adjusted net income and earnings per share	$181.2	$0.23	$0.23

FIRST DATA CORPORATION
NOTES CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

For the Nine Months Ended September 30, 2001

(in millions except per share amounts)	Net income	Basic	Diluted

Reported net income and earnings per share	$584.1	$0.75	$0.73
Add back: goodwill amortization	87.3	0.11	0.11

Adjusted net income and earnings per share	$671.4	$0.86	$0.84

The following table provides the components of other intangibles:

As of December 31,	2001

(in millions)

Acquired contracts, less accumulated amortization of $244.0 million	$490.4
Conversion costs, less accumulated amortization of $155.4 million	191.0
Contract costs, less accumulated amortization of $133.1 million	183.0
Developed software, less accumulated amortization of $139.1 million	146.7
Purchased or acquired software, less accumulated amortization of $102.3 million	87.8
Other, less accumulated amortization of $60.0 million	132.6

Other intangibles, less accumulated amortization	$1,231.5

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

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which applies to exit or disposal activities initiated after December 31, 2002. The statement requires that a liability for a cost associated with an exit or disposal activity be recognized only when the liability is incurred versus when the commitment is made.

Note 9: Segment Information

Operating segments are defined by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”), as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. FDC’s CODM is its Executive Committee, which consists of the Company’s President and Chief Executive Officer, Executive Vice Presidents and certain other senior executives. The operating segments are reviewed separately because each operating segment represents a strategic business unit that generally offers different products and serves different markets.

FDC classifies its businesses into four segments: payment services, merchant services, card issuing services, and emerging payments. Payment services is a leading provider of money transfer and payment services to consumers and commercial entities, including money transfer, official check, bill payment and money order. Merchant services

FIRST DATA CORPORATION
NOTES CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

provides merchant credit and debit card transaction processing services, including authorization, transaction capture, settlement and Internet-based transaction processing. Merchant services also includes check verification, guarantee and check collection services and also provides processing services to debit card issuers and operates automated teller machine networks. Card issuing services provides a comprehensive line of processing and related services to financial institutions issuing credit and debit cards and to issuers of oil and private label credit cards. Emerging payments was established in the third quarter of 2000 and is comprised solely of eONE, a business focused on identifying, developing, commercializing, and operating innovative emerging payment systems businesses. The “all other and corporate” category includes external providers of operator and customer support services and corporate operations.

The Company divested and discontinued two businesses in 2001, a collection business included in merchant services and an in-store branch banking business included in all other and corporate. Operations of the businesses were moved to the divested and discontinued businesses line. All periods were restated.

The business segment measurements provided to, and evaluated by, the Company’s CODM are computed in accordance with the following principles:

•	The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

•	Segment revenue includes interest income and equity in the earnings of unconsolidated affiliates.

•	A majority of corporate overhead is allocated to the segments based on a percentage of the segments' revenues.

•	Segment operating profit includes interest income, minority interest and equity in the earnings of unconsolidated affiliates net of its related amortization expense.

•
Segment operating profit excludes restructuring charges, asset impairment charges, significant litigation charges, interest expense, investment gains and losses, business divestiture gains and losses and income taxes since they are not allocated to the segments for internal evaluation purposes. While these items are identifiable to the business segments, they are not included in the measurement of segment operating profit provided to the CODM for purposes of assessing segment performance and decision-making with respect to resource allocation.

•
Revenues and operating profit of the payment services segment are stated on a pre-tax equivalent basis (i.e., as if investment earnings on nontaxable investments were fully taxable at FDC’s marginal tax rate).

The following tables present the Company’s operating segment results for the three and nine months ended September 30, 2002 and 2001 (in millions):

Three months ended September 30, 2002	Payment Services	Merchant Services	Card Issuing Services	Emerging Payments	All Other and Corporate	Totals

Revenues:
Transaction and Processing Service Fees	$743.9	$490.5	$329.0	$16.6	$21.7	$1,601.7
Check verification and guarantee services	—	95.5	—	—	—	95.5
Investment income, net	72.0	3.6	—	—	—	75.6
Professional Services	—	8.2	16.7	14.4	0.6	39.9
Software licensing and maintenance	—	1.4	5.6	6.4	—	13.4
Product Sales and Other	1.1	62.4	0.1	—	—	63.6
Reimbursable Postage and Other	1.3	3.0	133.5	—	—	137.8
Equity earnings in affiliates	2.2	37.8	—	—	—	40.0
Interest income	—	0.2	0.2	0.3	0.4	1.1

FIRST DATA CORPORATION
NOTES CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Total segment reporting revenues	$820.5	$702.6	$485.1	$37.7	$22.7	$2,068.6

Internal revenue and pre-tax equivalency	63.0	9.0	8.0	—	—	80.0
External revenue	757.5	693.6	477.1	37.7	22.7	1,988.6
Depreciation and amortization	24.0	60.4	45.0	2.7	5.2	137.3
Operating profit	285.0	196.0	97.0	(4.9)	(24.2)	548.9

Three months ended September 30, 2001	Payment Services	Merchant Services	Card Issuing Services	Emerging Payments	All Other and Corporate	Totals

Revenues:
Transaction and Processing Service Fees	$625.1	$364.5	$338.2	$18.1	$22.8	$1,368.7
Check verification and guarantee services	—	84.8	—	—	—	84.8
Investment income, net	60.9	4.5	—	—	—	65.4
Professional Services	—	1.7	18.3	3.3	0.7	24.0
Software licensing and maintenance	—	1.6	5.3	1.8	—	8.7
Product Sales and Other	1.2	69.0	21.5	—	—	91.7
Reimbursable Postage and Other	—	—	117.2	—	—	117.2
Equity earnings in affiliates	1.8	56.6	0.1	—	(1.6)	56.9
Interest income	—	0.2	0.3	1.7	3.4	5.6

Total segment reporting revenues	$689.0	$582.9	$500.9	$24.9	$25.3	$1,823.0

Internal revenue and pre-tax equivalency	54.0	—	6.9	—	—	60.9
External revenue	635.0	582.9	494.0	24.9	25.3	1,762.1
Depreciation and amortization	32.6	74.0	49.2	1.2	6.4	163.4
Operating profit	225.5	159.5	88.5	1.9	(17.3)	458.1

Nine months ended September 30, 2002	Payment Services	Merchant Services	Card Issuing Services	Emerging Payments	All Other and Corporate	Totals

Revenues:
Transaction and Processing Service Fees	$2,085.5	$1,388.1	$963.5	$55.4	$65.6	$4,558.1
Check verification and guarantee services	—	276.4	—	—	—	276.4
Investment income, net	224.5	10.4	—	—	—	234.9
Professional Services	—	21.3	49.3	26.8	1.8	99.2
Software licensing and maintenance	—	4.3	15.5	21.5	—	41.3
Product Sales and Other	3.5	209.1	0.2	—	—	212.8
Reimbursable Postage and Other	4.1	8.9	372.4	—	—	385.4
Equity earnings in affiliates	1.6	104.4	(1.6)	—	—	104.4
Interest income	—	0.4	0.4	1.5	1.6	3.9

Total segment reporting revenues	$2,319.2	$2,023.3	$1,399.7	$105.2	$69.0	$5,916.4

Internal revenue and pre-tax equivalency	187.0	21.0	22.4	—	—	230.4
External revenue	2,132.2	2,002.3	1,377.3	105.2	69.0	5,686.0
Depreciation and amortization	66.5	176.8	126.6	10.2	14.5	394.6
Operating profit	761.0	533.3	272.0	(17.3)	(55.6)	1,493.4

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Nine months ended September 30, 2001	Payment Services	Merchant Services	Card Issuing Services	Emerging Payments	All Other and Corporate	Totals

Revenues:
Transaction and Processing Service Fees	$1,803.1	$1,012.4	$1,039.9	$54.7	$69.7	$3,979.8
Check verification and guarantee	—	248.8	—	—	—	248.8
Investment income, net	172.6	18.1	—	—	—	190.7
Professional Services	—	4.9	40.9	4.3	2.1	52.2
Software licensing and maintenance	—	2.5	7.5	1.8	—	11.8
Product Sales and Other	3.7	201.4	32.6	—	—	237.7
Reimbursable Postage and Other	—	—	340.2	—	—	340.2
Equity earnings in affiliates	3.3	164.6	0.1	—	(1.1)	166.9
Interest income	—	0.9	0.8	6.0	15.2	22.9

Total segment reporting revenues	$1,982.7	$1,653.6	$1,462.0	$66.8	$85.9	$5,251.0

Internal revenue and pre-tax equivalency	159.2	—	15.9	—	—	175.1
External revenue	1,823.5	1,653.6	1,446.1	66.8	85.9	5,075.9
Depreciation and amortization	96.1	210.2	154.1	2.7	14.4	477.5
Operating profit	578.8	417.9	246.4	(3.8)	(22.2)	1,217.1

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Revenues:
Total reported segments	$2,045.9	$1,797.7	$5,847.4	$5,165.1
All other and corporate	22.7	25.3	69.0	85.9
Divested and discontinued businesses	—	2.8	—	24.1
Equity earnings in affiliates (a)	(40.0)	(56.9)	(104.4)	(166.9)
Interest Income	(1.1)	(5.6)	(3.9)	(22.9)
Eliminations (b)	(80.0)	(60.9)	(230.4)	(175.1)

Consolidated	$1,947.5	$1,702.4	$5,577.7	$4,910.2

Income before income taxes, minority interest, equity earnings in affiliates and cumulative effect of a change in accounting principle:
Total reported segments	$573.1	$475.4	$1,549.0	$1,239.3
All other and corporate	(24.2)	(17.3)	(55.6)	(22.2)
Divested and discontinued businesses	—	(4.7)	—	(10.8)
Interest expense	(28.7)	(28.2)	(88.0)	(91.0)
Minority interest from segment operations	26.2	10.4	78.3	29.7
Equity earnings in affiliates	(33.6)	(45.0)	(85.7)	(136.0)
Restructuring, net	—	(4.1)	(7.1)	(15.7)
Impairments	—	(12.2)	(11.3)	(12.7)
Litigation	—	—	(30.0)	—
Investment gains and (losses)	—	(176.4)	—	(183.7)
Divestitures, net	—	0.8	2.4	25.9
Eliminations (c)	(54.2)	(43.3)	(159.5)	(126.7)

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Consolidated	$458.6	$155.4	$1,192.5	$696.1

Depreciation and amortization:
Total reported segments	$132.1	$157.0	$380.1	$463.1
All other and Corporate	5.2	6.4	14.5	14.4
Divested and discontinued businesses	—	0.8	—	3.0

Consolidated	$137.3	$164.2	$394.6	$480.5

(a) Prior to amortization of excess of investment balance over FDC’s proportionate share of the investee’s net book value.

(b) Represents elimination of adjustment to record payment services revenues on a pre-tax equivalent basis and elimination of intersegment revenue.

(c) Primarily represents elimination of adjustment to record payment services profits on a pre-tax equivalent basis.

	September 30, 2002	December 31, 2001

Segment Assets (in millions):
Payment Services	$17,181.0	$14,663.6
Merchant Services	6,001.6	4,912.1
Card Issuing Services	1,621.5	1,425.8
Emerging Payments	196.4	259.0
All Other and Corporate	519.9	645.2

Subtotal	25,520.4	21,905.7

Divested and Discontinued
Businesses	—	6.5

Consolidated	$25,520.4	$21,912.2

Note 10: Commitments and Contingencies

In 1998, five putative class actions based on similar factual allegations were filed in United States District Courts, a California state court and a Texas state court against, among others, the Company or its subsidiaries, including its Western Union Financial Services, Inc. subsidiary. The plaintiffs in these actions claimed that an undisclosed “commission” is charged by the Company or its subsidiaries when consumers transmit money to Mexico, in that the exchange rate used in these transactions is less favorable than the exchange rate that the Company or its subsidiaries receive when they trade dollars in the international money market. The plaintiffs asserted that the Company and its subsidiaries violated the law by failing to disclose this “commission” in advertising and in the transactions. Some of the plaintiffs also asserted that the Company or its subsidiaries have discriminated against persons who use their services to transmit money to Mexico, in that the difference between the market exchange rate and the exchange rate used by Western Union in the Mexico transactions is greater than the difference between the market and exchange rates used by the Company or its subsidiaries when transmitting funds to other countries. The plaintiffs sought, among other things, injunctive relief, imposition of a constructive trust, restitution, compensatory and statutory damages, statutory penalties and punitive damages.

The parties to some of these actions reached a settlement under which (i) the Company established a charitable fund for the advancement of Mexican and Mexican-American causes in the amount of $4 million, (ii) Western Union and Orlandi Valuta will issue coupons for discounts on future money transfer transactions to Mexico to their customers who transferred money from the U.S. to Mexico between January 1, 1987 and August 31, 1999, (iii) the Company will issue coupons for discounts on future Western Union transactions to customers who transferred money to

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Mexico from January 1, 1988 to December 10, 1996 using the MoneyGram service because MoneyGram was previously operated by a subsidiary of the Company, and (iv) the Company will pay reasonable attorneys’ fees and costs as well as the costs of settlement notice and administration. The Company currently is implementing the final settlement which resolves all claims asserted against the Company in all five of the above actions.

On January 11, 2000, a subsequent putative class action that makes allegations similar to the allegations described above was filed in a California state court against the Company and its subsidiaries, Western Union Financial Services, Inc. and Orlandi Valuta. The putative class consists of those persons who have used Western Union’s or Orlandi Valuta’s services after August 31, 1999 to transmit money from California to Mexico, or who have used the Western Union or Orlandi Valuta money transfer services to transmit money from California to Mexico and have opted out of one of the nationwide settlements discussed above. The plaintiffs seek injunctive relief, imposition of a constructive trust, an accounting, restitution, compensatory and statutory damages alleged to be in excess of $500,000,000, statutory penalties in an amount of $1,000 for each offense, punitive damages, attorneys’ fees, prejudgment interest, and costs of suit. The parties to this action have reached a proposed settlement of all claims which includes the following: (1) Western Union and Orlandi Valuta will issue coupons for discounts on future money transfer transactions from California to Mexico to their respective customers who transferred money from the U.S. to Mexico between January 1, 1987 and March 31, 2000; (2) the Company also will make a cy pres payment of $1.5 million to be distributed to charitable organizations that assist the Mexican and Mexican-American communities in the State of California; (3) injunctive relief requiring Western Union and Orlandi Valuta to make additional disclosures regarding their foreign exchange practices and to include a provision in new and renewed contracts with agents in Mexico prohibiting the agents from imposing of an undisclosed charge on recipients of money transfers; and (4) reasonable attorneys’ fees, expenses and costs as well as the costs of settlement notice and administration. On October 7, 2002, the court issued an order preliminarily approving the proposed settlement and enjoining the prosecution of any action that asserts claims that would be resolved by the settlement.

In 2001, two putative class actions based on similar factual allegations were filed in the United States District Court for the Eastern District of New York against the Company and its subsidiary, Western Union Financial Services, Inc. asserting claims on behalf of a putative worldwide class (excluding members of the settlement class certified in one of the above actions). These actions have been consolidated into a single action, and Orlandi Valuta has been added as a defendant. The plaintiffs claim that the Company and Western Union impose an undisclosed “charge” when they transmit consumers’ money by wire either from the United States to international locations or from international locations to the United States, in that the exchange rate used in these transactions is less favorable than the exchange rate that Western Union receives when it trades currency in the international money market. Plaintiffs further assert that Western Union’s failure to disclose this “charge” in the transactions violates 18 U.S.C. section 1961 et seq. and state deceptive trade practices statutes, and also asserts claims for civil conspiracy. The plaintiffs seek injunctive relief, compensatory damages in an amount to be proven at trial, treble damages, punitive damages, attorneys’ fees, and costs of suit. The parties to this action reached a proposed settlement of all claims which includes the following: (1) Defendants will issue coupons for discounts on future international money transfer transactions to customers who transferred money (a) from the U.S. to certain countries other than Mexico between January 1, 1995 and approximately March 31, 2000 (for certain services, Western Union will issue coupons for transactions conducted as late as December 31, 2001), (b) from anywhere in the U.S. other than California to Mexico between September 1, 1999 and March 31, 2000 (again, for certain services, Western Union will issue coupons for transactions conducted as late as December 31, 2001), (c) from countries other than Canada to the U.S. between January 1, 1995 and March 31, 2000, and (d) from Canada to the U.S. between January 1, 1995 and approximately July 31, 2002; (2) injunctive relief requiring Western Union and Orlandi Valuta to make additional disclosures regarding their foreign exchange practices; and (3) reasonable attorneys’ fees, expenses and costs as well as the costs of settlement notice and administration. The proposed settlement has been submitted to the Court for approval.

FIRST DATA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

On April 15, 2002, VISA U.S.A. Inc. filed a complaint in the United States District Court for the Northern District of California, San Francisco Division, against the Company and its subsidiaries, First Data Resources Inc. and First Data Merchant Services Corporation. With VISA’s knowledge, these subsidiaries have been internally authorizing and settling certain VISA credit card transactions without the use of the VISA network for a number of years. In its complaint, VISA alleged that its rules require that it be notified of and approve such arrangements. VISA also alleged that the two subsidiaries did not provide adequate notice and failed to obtain VISA’s permission prior to expanding its arrangement to internally authorize and settle VISA credit card transactions. Further, VISA alleged that these actions violate contractual commitments between the parties and infringe on VISA’s trademark since it is unable to determine if the authorization and settlement procedures used by the Company meet VISA’s quality control requirements. VISA seeks a declaratory judgment, an injunction, damages in an amount to be proven at trial, costs of suit, and attorney fees. On August 28, 2002, VISA’s Board enacted a new rule, prohibiting all so-called “private arrangements”, which VISA considers to include the Company internal processing, as described above. In connection with that new rule, VISA directed the Company to terminate a test of its expanded internal processing that the Company implemented in April 2002; VISA also asserts that Company will not be allowed to expand the size and scope of its internal processing beyond the current transaction volume which VISA has grandfathered in the correspondence communicating the new rule. The Company intends to vigorously defend this action.

On November 5, 2002, the Company filed a counterclaim against VISA asserting that VISA has abused its market power to prevent the Company from internally processing VISA credit card transactions outside of the VISA network. The Company also alleges that VISA (i) has required the Company’s customers to pay for VISA’s network services regardless of whether the customers use those services, (ii) uses its fee structure to raise the costs of rivals and potential rivals, (iii) imposes unreasonable conditions on rivals’ access to their network and (iv) deters and prevents its members from using more efficient providers of network services such as the Company. The Company’s counterclaim asserts claims of monopolization, attempt to monopolize, tying, unfair competition, violations of the Cartwright Act, defamation, trade libel, interference with prospective trade advantage and breach of contract and the Company seeks as remedies trebled and punitive damages, attorney’s fees and costs, restitution and disgorgement, and injunctive relief. The Company believes that it has complied with all of its obligations to VISA and that the allegations in its counterclaim are well founded. The Company intends to vigorously pursue this action.

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

FIRST DATA CORPORATION
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

During the first nine months of 2002, First Data Corporation (“FDC” or the “Company”) continued to emphasize its three principal business segments: payment services, merchant services and card issuing services. The Company’s focus is on revenue growth, cost management and execution of core strategies. FDC continues to seek other new technological growth opportunities in these core segments as well as in its fourth segment, emerging payments. Among the actions the Company believes are necessary to continue its leadership position in its three principal business segments, is a focused effort to expand internationally, develop new products and services and enhance its processing platforms in response to Company growth, client requirements, changing technology and expanding e-commerce initiatives. Additionally, the Company continues to upgrade its business continuity plans to reflect new systems and platforms developed to support these actions.

Significant Developments

During the first nine months of 2002, in the payment services segment, Western Union made various investments and acquisitions. In January 2002 Western Union purchased a 25% equity interest in Christopher C. Varvias & Associates S.A., its money transfer agent in Greece with a network of approximately 500 locations in approximately 80 cities throughout the country. Western Union acquired Paymap Inc. in April 2002, a financial services company that develops and markets innovative electronic payment services such as a mortgage payment accelerator. Western Union will leverage its existing commercial distribution network to offer Paymap’s innovative services to Western Union customers. Additionally, the Company acquired E Commerce Group Products, Inc. in June 2002, a provider of a comprehensive suite of e-commerce offerings including Speedpay, a proprietary technology that allows companies to receive electronic bill payments through multiple sources.

In the merchant services segment, the Company entered into a merchant alliance agreement with SunTrust Banks, Inc. (“Suntrust”) in March 2002. This agreement expands a long-standing relationship with SunTrust, strengthening the Company’s presence in the Southeast and Mid-Atlantic States. Also, the United States Postal Service extended its debit and credit processing relationship with First Data Merchant Services through an agreement with one of its bank partners. Merchant services also expanded into the debit market with the signing of agreements with various petroleum, fast food and supermarket merchants. Additionally, merchant services sold its interest in a small merchant alliance portfolio in June 2002. In April 2002, TeleCheck acquired International Check Services, Inc. (ICS), a check acceptance company and provider of traditional and electronic check products.

In the third quarter of 2002, the Company acquired a controlling interest in each of three merchant alliances. In July 2002, the Company acquired substantially all of its partner’s 50% ownership interest in the Huntington Merchant Services alliance. In August 2002, the Company acquired the remaining 50% ownership interest in the Wachovia Merchant Services alliance. In September 2002, the Company obtained an additional ownership interest in the Wells Fargo Merchant Services alliance by contributing non-bank-allied merchants from its Unified Merchant Services portfolio to the alliance. Additionally, the alliance arrangement was restructured resulting in the Company gaining management control over the alliance. In the third quarter of 2002, revenues and expenses were retroactively restated to January 1, 2002, to reflect these three alliances as consolidated subsidiaries. These alliances were previously accounted for under the equity method of accounting.

The following summarizes the impact of retroactively consolidating the results of these alliances back to January 1, 2002:

	Consolidated Results

	Six months ended 6/30/02 as previously reported	Consolidating entries	Six months ended 6/30/02 as consolidated

(in millions)
Revenue	$3,493.1	$137.1	$3,630.2
Operating profit	704.0	84.0	788.0
Pre-tax income	649.9	84.0	733.9
Minority interest	(5.0)	(42.0)	(47.0)
Equity earnings in affiliates	94.1	(42.0)	52.1
Net income	542.9	—	542.9

In August 2002, the Company acquired PayPoint Electronic Payment Systems (PayPoint), a leader in electronic commerce and payment services, processing credit and debit transactions, and one of the largest point-of-sale (POS) transaction processors of personal identification number (PIN)-based debit transactions and a leading national electronic payment processor. Additionally, in August 2002, the Company acquired a controlling interest in OMNIPAY, a Dublin, Ireland based international payment processor that provides foreign currency applications at the point of sale and back-office settlement operations.

The Company’s card issuing services segment had new contract signings during the first nine months of 2002 with, among others, JP Morgan Chase, Bank of America, Citi Commerce Solutions and CUETS, a Canadian card processing company. Through its PaySys division, the segment also entered into a number of international agreements, including agreements with Samsung Card Co., Ltd., a card processing company based in South Korea, Lukas, a leading Consumer Finance Company in Poland, and Westpac Banking Corporation in Australia. Additionally, the Company renewed its contract with Advanta and signed extensions with National City Bank, Direct Merchants Credit Card Bank, N.A., and PREMIER Bankcard.

In April 2002 in the emerging payments segment, govONE Solutions, an operating company of eONE Global, acquired GovConnect. GovConnect provides professional services, technology system solutions, and transaction processing to state and local government agencies. The acquisition enhances govONE’s current product offering, depth of capabilities, and adds continuous access to payment information and transaction processing to governments.

As more fully described in Part II, Item 1, Legal Proceedings, of this Form 10-Q, on November 5, 2002 the Company filed a counterclaim against VISA U.S.A., Inc. (VISA). The counterclaim asserts that VISA has abused its market power to prevent the Company from internally processing VISA credit card transactions outside of the VISA network. The Company also alleges that VISA (i) has required the Company’s customers to pay for VISA’s network services regardless of whether the customers use those services, (ii) uses its fee structure to raise the costs of rivals and potential rivals, (iii) imposes unreasonable conditions on rivals’ access to their network and (iv) deters and prevents its members from using more efficient providers of network services such as the Company. The Company’s counterclaim asserts claims of monopolization, attempt to monopolize, tying, unfair competition, violations of the Cartwright Act, defamation, trade libel, interference with prospective trade advantage and breach of contract and the Company seeks as remedies trebled and punitive damages, attorney’s fees and costs, restitution and disgorgement, and injunctive relief.

VISA is an association of financial institutions, many of which are current and prospective customers of the Company. Several of these financial institutions are participants in long-term relationships with the Company, including merchant alliance relationships and card processing relationships, both of which usually are governed under long-term contracts. The Company believes that the allegations in its counterclaim are well founded and necessary to protect the Company’s legitimate business interests; however, the likelihood and possible extent of any impact of the above on the Company’s business and these relationships are uncertain.

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

Results of Operations

As discussed in Note 1 to the consolidated financial statements, the face of the consolidated statements of income have been expanded. Equity earnings in affiliates, net of related amortization expense, minority interest and a portion of interest income is now presented as separate line items. The following discussion on the results of operations is presented in line with the new format.

The Company derives revenues in each of its reportable segments principally based on the number of transactions processed, a percentage of dollar volume processed, accounts on file or some combination thereof. In addition, revenues are derived to a lesser degree from investment income from settlement assets, professional services, product sales and software licensing and maintenance.

The following discussion for both results of operations and segment results refers to the three-month period ended September 30, 2002 versus the same period in 2001. Additionally, the nine-month period refers to the nine months ended September 30, 2002 versus the same period in 2001. Consolidated results should be read in conjunction with the segment results which provides more detailed discussions around certain consolidated statement of income components.

	Three months ended September 30,		Change

	2002	2001	Amount	Percentage

Revenues:
Transaction and Processing Service Fees	$1,684.4	$1,440.4	$244.0	17%
Investment Income, net	22.1	23.1	(1.0)	(4%)
Professional Services	33.5	24.0	9.5	40%
Software Licensing and Maintenance	13.4	8.7	4.7	54%
Product Sales and Other	61.5	93.5	(32.0)	(34%)
Reimbursable Postage and Other	132.6	112.7	19.9	18%

	$1,947.5	$1,702.4	$245.1	14%

Expenses:
Cost of Services	$958.7	$911.6	$47.1	5%
Cost of Products Sold	46.8	45.5	1.3	3%
Selling, general and administrative	323.2	262.7	60.5	23%
Reimbursable Postage and Other	132.6	112.7	19.9	18%

	Nine months ended September 30,		Change

	2002	2001	Amount	Percentage

Revenues:
Transaction and Processing Service Fees	$4,796.4	$4,202.4	$594.0	14%
Investment Income, net	77.7	66.9	10.8	16%
Professional Services	82.8	52.2	30.6	59%
Software Licensing and Maintenance	41.3	11.8	29.5	250%
Product Sales and Other	209.2	245.6	(36.4)	(15%)
Reimbursable Postage and Other	370.3	331.3	39.0	12%

	$5,577.7	$4,910.2	$667.5	14%

Expenses:

FIRST DATA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Cost of Services	$2,802.0	$2,710.9	$91.1	3%
Cost of Products Sold	140.5	111.6	28.9	26%
Selling, general and administrative	942.3	806.0	136.3	17%
Reimbursable Postage and Other	370.3	331.3	39.0	12%

Total revenues increased 14% for the three months to $1,947.5 million from $1,702.4 million and for the nine months, total revenues increased 14% to $5,577.7 million from $4,910.2 million. Excluding the impact of divested and discontinued businesses, the Company’s revenue growth rates for the three and nine-month periods were 15% and 14%, respectively. The strength of the payment services and merchant services segments was partially mitigated by a decline in revenue in the card issuing services segment. Also contributing to the growth were the current period acquisitions, acquisitions made in 2001 and the realignment of certain merchant alliances.

FDC makes acquisitions that complement existing products and services, enhance the Company’s product lines and/or expand its customer base. The Company leverages its existing brands, alliance branding relationships and infrastructure (e.g., established sales force, distribution channels, including its 135,000 worldwide Western Union agent locations and 2.8 million merchant locations, etc.) to complement and introduce the acquired company’s products to new markets, customers and geographic areas. Due to the complementary nature of the acquisitions, FDC expects to enhance the revenue and earnings potential of acquired companies soon after acquisition.

The increase in transaction and processing service fees is primarily attributable to growth in consumer-to-consumer money transfer transactions of 22% and 21%, consumer-to-business money transfer transactions of 21% and 23%, merchant dollar volume growth of 17% and 13%, and merchant transaction volume growth of 18% and 15% for the three and nine month periods, respectively. As noted above, this strong growth was mitigated by a decline in processing revenue in the card issuing services segment. The realignment of the three merchant alliances and acquisitions contributed to the transaction and processing service fee growth as discussed in segment results below.

On a consolidated basis the 4% decline in investment income for the three months was caused by a significant decline in interest rates related to short-term investments and a greater proportion of the payment services investment portfolio being invested in tax exempt investments, mostly offset by incremental realized gains of $5 million on the liquidation of certain portfolio investments. On a pre-tax equivalent basis, investment income increased by 16% for the three months from $65.4 million to $75.6 million. Investment income grew 16% for the nine-month period attributed to incremental realized gains of $24 million on the liquidation of certain portfolio investments, slightly offset by a significant decline in interest rates related to short-term investments. On a pretax equivalent basis investment income increased 23% for the nine months from $190.7 million to $234.9 million.

The growth in professional services revenues was substantially driven by consulting service from govConnect that was acquired in April 2002 and contributed $12.9 million and $23.6 million for the three months and nine months, respectively. PaySys contributed an incremental $9.5 million for the nine-month period.

The increase in software licensing and maintenance revenue for the three months was primarily due to Taxware and Encorus, which contributed $3.0 million and $1.1 million, respectively, during the three-month period. Both Taxware and Encorus were acquired within the past year in August 2001 and November 2001, respectively. The nine-month increase was driven by PaySys, Taxware and Encorus which contributed an incremental $8.0 million, $12.1 million, and $6.7 million, respectively.

The decrease in product sales and other revenues for the three months was primarily attributable to a significant decline in incentive payments of $21.1 million related to a previously formed merchant alliance and contract termination fees of $21.5 received in 2001. No incentive payment or significant termination fees were received in

FIRST DATA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

2002. These declines were partially offset by an increase in royalty income of $9.4 million and an increase of $5.9 million in sales of products, mainly point-of-sale devices. The decrease for the nine months was primarily attributable to the same factors as the third quarter, with 2001 incentive payments of $58.1 million, 2001 contract termination fees of $31.1 million and revenue from a divested business of $7.9 million partially offset by an increase in royalty income of $9.5 million. Additionally, a $15.0 million gain from the sale of a small merchant alliance portfolio and a $39.8 million increase in the sale of products, mainly by TASQ Technology, Inc. (acquired in March 2001) helped offset the declines noted above.

The increase for both the three and nine month periods in reimbursable postage and other items was attributable to volume and postage rates having increased in the current periods. In January 2002, the Company adopted Emerging Issues Task Force Issue No. 01-14, (EITF 01-14), “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” which requires that reimbursements received for “out-of-pocket” expenses be characterized as revenue.

Cost of services as a percent of service revenues (transaction and processing revenue and professional services) decreased approximately 7 percentage points on a reported basis and approximately 4 percentage points on a pro forma basis during both the three-month and nine-month periods. The pro forma results noted in the preceding sentence, and throughout the rest of this discussion and analysis, represent 2001 reported amounts adjusted for the impact of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which resulted in the elimination of goodwill amortization effective January 1, 2002. The increase in the dollar amount of cost of services resulted from growth in core business, business acquisitions and an increase in agent commissions, partially offset by focused expense management, cost reduction initiatives implemented in late 2001 and into 2002, and continued Six Sigma initiatives. Cost of services also increased during the three and nine-month periods as a result of retroactively consolidating the results of operations of three merchant alliances back to January 1, 2002.

The increase in cost of product sales for the three and nine-month periods relates to the increase in sales of the Company’s point of sale devices, merchant services terminal leasing and software licensing and maintenance. The acquisition of TASQ Technology, Inc. in March of 2001 and an increased number of merchant services terminal lease signings attributed to the significant increase for the nine-month period in 2002.

The increase for the three and nine month period in selling, general and administrative expenses primarily relates to the impact of business acquisitions and increased spending on specific corporate initiatives. As a percentage of total revenue, selling, general and administrative expenses increased approximately 1.2 percentage points to 16.6% for the three-month period and increased 0.5 percentage points to 16.9% for the nine-month period.

During the nine months ended September 30, 2002, the Company incurred net charges of $46.0 million, related to restructuring activities, asset impairments, anticipated litigation settlements and investment losses, offset by prior period restructuring and divestiture reserve reversals. The Company did not record any such charges or benefits during the three months ended September 30, 2002.

During the nine months ended September 30, 2002, the Company recorded restructuring charges of $9.0 million. These charges were comprised of severance totaling $8.5 million, and $0.5 million related to lease termination losses. Severance charges resulted from the termination of 281 employees, representing all levels of employees and less than 1% of the Company’s workforce. Merchant services charges were $6.0 million for the nine months ended September 30, 2002. The charges related to streamlining the span of management control and elimination of job redundancies across many departments at most employee levels within the merchant acquiring business. The restructuring plans were completed in the second quarter of 2002. Emerging payments charges were $2.4 million for the nine months ended September 30, 2002, which related to a reduction in force and closure of a leased facility for

FIRST DATA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

the SurePay business to adjust its employee base to match the slower than expected participation in the business to business exchange market place. The restructuring plans were completed in the first quarter of 2002. Card issuing charges were $0.3 million for the nine months ended September 30, 2002 as a result of consolidating Tulsa data center operations. The restructuring plans were completed in the first quarter of 2002. All other and corporate charges were $0.3 million for the nine months ended September 30, 2002, which related to the elimination of duplicative positions due to the integration of the Achex acquisition. The restructuring plans were completed in the first quarter of 2002. Savings realized for the current year from these restructurings has been $11.3 million through September 30, 2002 versus planned savings of $11.4 million. The Company expects savings of $4.5 million in the fourth quarter of 2002. Offsetting these charges were prior period restructuring reserve reversals resulting from changes in estimates totaling $1.9 million. The majority of these reversals related to the third quarter 2000 restructuring charge related to the United Kingdom based operations of the card issuing services segment. The change in estimate related to this charge was caused primarily by pension obligations associated with severed employees being less than anticipated.

The following table summarizes the Company’s utilization of restructuring accruals for the nine months ended September 30, 2002 (in millions):

	Employee Severance	Facility Closure

Remaining Accrual at December 31, 2001	$20.9	$6.7
Expense Provision for the Nine Month Period	8.5	0.5
Cash Payments	(21.3)	(2.1)
Changes in Estimates	(1.9)	—

Remaining Accrual at September 30, 2002	$6.2	$5.1

During the nine months ended September 30, 2002, the Company recorded a $11.3 million asset impairment charge in emerging payments related to SurePay’s capitalized business to business software development costs. The impairment resulted from the second quarter 2002 decision to cease the SurePay platform development efforts.

During the second quarter of 2002, the Company recorded a payment services charge of $30.0 million relating to the anticipated settlements of various class action lawsuits pertaining to the Company’s money transfer business, including legal fees and other outside administrative costs. See Note 10 for additional discussion.

During the nine months ended September 30, 2002, the Company recorded a gain on the sale of a portion of the Company’s investment in CheckFree Corporation, totaling $8.1 million, offset by $5.6 million of investment impairments in the emerging payments segment relating to e-commerce companies. The remaining impairment charge of $2.5 million related to an investment in a software business held by the card issuing services segment. These investments were written-down to fair value based on quoted market prices for public companies, and for privately held companies, by considering market conditions, offering prices, trends of earnings/losses, price multiples, financial position, new financing or other measures.

During the nine months ended September 30, 2002, the Company recognized $2.4 million related to Investor Services Group due to the release of amounts previously held in escrow. Investor Services Group was divested in the fourth quarter of 1999.

During the three and nine months ended September 30, 2001, the Company recorded $6.0 million and $21.7 million relating to restructuring charges. These charges were comprised of severance totaling $4.1 million and $18.9 million

FIRST DATA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

for the three and nine months ended September 30, 2001, respectively, and $1.9 million and $2.8 million related to lease termination losses and a customer contract for the three and nine months ended September 30, 2001. Severance charges resulted from the termination of 562 employees for the nine months ended September 30, 2001, representing all levels of employees and approximately 2% of the Company’s workforce. Amounts attributable to payment services were $0.4 million and $8.8 million for the three and nine months ended September 30, 2001. The charges were a result of the discontinuance of the Payment Card Solutions and Skyteller operations, consolidation of international support functions and transition of a Mexico call center and operations support to a third party provider. The restructuring plans were completed in the second quarter of 2002. Amounts attributable to merchant services were $2.6 million and $8.2 million for the three and nine months ended September 30, 2001. The charges related to closing facilities in Nashville, Tennessee, Louisville, Kentucky, Belmont, California, Reston, Virginia and Lakewood, Ohio to eliminate job redundancies related to front end system support, relationship management and quality assurance. The restructuring plan was completed in the third quarter of 2001. In addition, TeleCheck restructured under new management and eliminated management positions at several levels within the organization. The restructuring plans were completed in the second quarter of 2001. Card issuing services charges were $2.0 million and $2.8 million for the three and nine months ended September 30, 2001, which related to the closure of a facility and terminations associated with converting certain debit operations to the NYCE platform and other department reorganizations. The restructuring plans were completed in the first quarter of 2002. Amounts attributed to all other and corporate were $1.0 million and $1.9 million for the three and nine months ended September 30, 2001, which related to consolidating corporate functions to the Denver office and elimination of redundant functions. The restructuring plans were completed in the third quarter 2001. Cost savings realized from these events were $7.1 million for the nine months ended September 30, 2001 and $15.5 million for the year ended December 31, 2001, compared to planned savings of $7.1 million and $15.0 million for the same periods.

Offsetting these charges were prior period restructuring reserve reversals totaling $1.9 million and $6.0 million for the three and nine months ended September 30, 2001, respectively. The largest component of these reversals related to the third quarter restructuring of the United Kingdom based operations. The change in estimate related to this charge was caused primarily by the unanticipated voluntary separation of a large number of employees resulting in a lesser amount of severance being paid than anticipated.

During the three months ended September 30, 2001, the Company recorded an asset impairment charge of $12.2 million, of which $10.7 million was in the payment services segment, $1.1 million in the card issuing segment and $0.4 million in the merchant services segment. The $10.7 million payment services charge related to goodwill and other assets associated with the discontinuance of the Skyteller service offering. The $1.1 million card issuing charge related to a $0.8 million software impairment, as well as fixed assets associated with the card issuing facility closures discussed in restructurings above. The $0.4 million in the merchant services segment also related to fixed assets associated with the facility closures discussed in restructurings above. The Company’s results for the nine months ended September 30, 2001 also include a $0.5 million charge for fixed assets associated with the restructurings discussed above.

During the three and nine months ended September 30, 2001, the Company released prior period divestiture reserves of $0.8 million and $37.3 million related primarily to Investor Services Group due to the passage of certain contractual indemnification provisions. Investor Services Group was divested in the fourth quarter of 1999.

During the second quarter of 2001 the Company announced the discontinuance of a collections business resulting in a charge of $11.4 million, which included $4.1 million for employee severance, $2.6 million for facility exit costs and a $4.7 million asset impairment charge for leasehold improvements and fixed assets.

FIRST DATA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

During the three months ended September 30, 2001, the Company recorded $176.4 million of investment losses, of which $142.8 million related to payment services, $6.7 million related to merchant services, $21.7 million related to emerging payments and $5.2 million in corporate and other. The $142.8 million payment service charge related to the write-down of the Company’s investment in CheckFree Corporation due to CheckFree’s stock trading below the Company’s cost basis for more than six months. The $6.7 million merchant services charge related to a $1.8 million charge to fully write-down the Company’s investment in Excite@Home, and a $4.9 million write-down of other investments in e-commerce related businesses. The $21.7 million emerging payments charge and $5.2 million corporate and other charge also related to investments in e-commerce businesses. The $183.7 million of investment losses for the nine months ended September 30, 2001 also included a $7.3 million charge for Excite@Home. These investments were written-down to fair value based on quoted market prices for public companies and for privately held companies by considering market conditions, offering prices, trends of earnings/losses, price multiples, financial position, new financing or other measures.

The decline in interest income for the three and nine-month periods was attributable to lower interest rates and the maturity of certain investments early in 2002.

Interest expense increased 2% to $28.7 million for the three months ended September 30, 2002 from $28.2 million for the third quarter of 2001, and decreased 3% to $88.0 million for the nine months ended September 30, 2002, from $91.0 million for 2001. The increase for the third quarter is attributable to a 20% increase in the average total debt balance, partially offset by significantly lower interest rates. The nine-month decrease relates to significantly lower interest rates, partially offset by the increase in the average total debt balance.

FDC’s effective tax rate for the third quarter of 2002 was 26.5%, compared with 2001’s third quarter reported rate of 22.9% and pro forma rate of 21.6%. The calculation of the effective tax rate includes equity earnings and minority interest in pre-tax income. Excluding the impact of discontinued businesses, restructuring, litigation and asset impairment charges, the reported effective tax rate was 29.3% and the pro forma rate was 28.1% for the third quarter of 2001. For the nine months ended September 30, 2002, the effective tax rate was 26.5%, compared with 27.4% on a reported basis and 26.3% on a pro forma basis for the same period in 2001. Excluding the impact of discontinued businesses, restructuring, litigation and asset impairment charges, the effective tax rate was 26.9% for the nine months ended September 30, 2002 compared to 29.0% on a reported basis and 27.6% on a pro forma basis during 2001. The decrease in the effective tax rate is attributed to changes in various permanent items including an increase in the exempt interest income and the utilization of certain tax attribute carryforwards.

The increase in minority interest expense for the three and nine-month periods is attributable to the previously discussed consolidation of three merchant services alliances retroactive to January 1, 2002.

The decrease in equity earnings in affiliates for the three and nine month periods is likewise attributable to the retroactive consolidation of the three merchant services alliances.

The $2.7 million cumulative effect of a change in accounting principle in the 2001 first quarter related to the Company’s adoption of SFAS 133 for its derivative and hedging activities.

Net income of $342.5 million for the three months ended September 30, 2002, increased 127% from the reported amount of $151.2 million and 89% from pro forma net income amount of $181.2 million, in the comparable period of 2001. Excluding restructuring, asset impairment charges, investment losses, divestitures, divested and discontinued businesses and a change in accounting principle, net income of $342.5 million for the three months ended September 30, 2002 increased 25% over 2001’s reported amount of $273.2 million and 13% over the pro forma net income amount of $303.2 million. For the nine months ended September 30, 2002, net income of $885.4 million increased 52% from reported net income of $584.1 million and 32% from pro forma net income of $671.4 million, in the comparable

FIRST DATA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

period of 2001. Excluding restructuring, litigation, asset impairment charges, investment losses, divestitures, divested and discontinued businesses and a change in accounting principle, net income of $911.1 million for the nine months ended September 30, 2002, increased 28% over 2001’s reported net income of $709.8 million and 14% over 2001’s pro forma net income of $797.1 million. The increase from 2001 pro forma net income was the result of an increase in revenues and margin improvements in the combined core businesses, driven by continued strength in transactions and volume trends and the impact of cost reduction initiatives.

Diluted earnings per share (“EPS”) increased 137% and 56% from reported third quarter and nine months ended September 30, 2001 EPS, respectively, and 96% and 36% from pro forma third quarter and nine months ended September 30, 2001 EPS, respectively, to $0.45 and $1.14 for the third quarter and nine months ended September 30, 2002. Excluding the impact of restructuring, litigation and asset impairment charges, investment losses, divestitures, divested and discontinued businesses and a change in accounting principle, diluted EPS increased 32% and 33% from reported three and nine months ended September 30, 2001 EPS, respectively, and 18% from pro forma three and nine months ended September 30, 2001 EPS, to $0.45 and $1.18 during the three and nine months ended September 30, 2002.

Segment Results

Operating segments are defined by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”) as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. FDC’s CODM is its Executive Committee, which consists of the Company’s President and Chief Executive Officer, Executive Vice Presidents and certain other senior executives. The operating segments are reviewed separately because each operating segment represents a strategic business unit that generally offers different products and serves different markets.

FDC classifies its businesses into four segments: payment services, merchant services, card issuing services, and emerging payments. Payment services is a leading provider of money transfer and payment services to consumers and commercial entities, including money transfer, official check and money order. Merchant services provides merchant credit and debit card transaction processing services, including authorization, transaction capture, settlement and Internet-based transaction processing. Merchant services also includes check verification, guarantee and check collection services and also provides processing services to debit card issuers and operates automated teller machine networks. Card issuing services provides a comprehensive line of processing and related services to financial institutions issuing credit and debit cards and to issuers of oil and private label credit cards. Emerging payments was established in the third quarter of 2000 and is comprised solely of eONE, a business focused on identifying, developing, commercializing, and operating innovative emerging payment systems businesses. The “all other and corporate” category includes external providers of operator and customer support services and corporate operations.

The Company divested and discontinued two businesses in 2001, a collection business included in merchant services and an in-store branch banking business included in all other and corporate. Operations of the businesses were moved to the divested and discontinued businesses line. All periods were restated.

The business segment measurements provided to, and evaluated by, the Company’s CODM are computed in accordance with the following principles:

•	The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

•	Segment revenue includes interest income and equity in the earnings of unconsolidated affiliates.

FIRST DATA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

•	A majority of corporate overhead is allocated to the segments based on a percentage of the segments' revenues.

•	Segment operating profit includes interest income, minority interest and equity in the earnings of unconsolidated affiliates net of its related amortization expense.

•
Segment operating profit excludes restructuring charges, asset impairment charges, significant litigation charges, interest expense, investment gains and losses, business divestiture gains and losses and income taxes since they are not allocated to the segments for internal evaluation purposes. While these items are identifiable to the business segments, they are not included in the measurement of segment operating profit provided to the CODM for purposes of assessing segment performance and decision-making with respect to resource allocation.

•
Revenues and operating profit of the payment services segment are stated on a pre-tax equivalent basis (i.e., as if investment earnings on nontaxable investments were fully taxable at FDC’s marginal tax rate).

Payment Services

	Three months ended September 30,		Change

	2002	2001	Amount	Percentage

Revenues:
Transaction and Processing Service Fees	$743.9	$625.1	$118.8	19%
Investment Income, net	72.0	60.9	11.1	18%
Product Sales and Other	1.1	1.2	(0.1)	(8%)
Reimbursable Postage and Other	1.3	—	1.3	—
Equity earnings in affiliates	2.2	1.8	0.4	22%

	$820.5	$689.0	$131.5	19%

Operating Profit	$285.0	$225.5	$59.5	26%
Pro Forma Operating Profit	$285.0	$236.4	$48.6	21%

	Nine months ended September 30,		Change

	2002	2001	Amount	Percentage

Revenues:
Transaction and Processing Service Fees	$2,085.5	$1,803.1	$282.4	16%
Investment Income, net	224.5	172.6	51.9	30%
Product Sales and Other	3.5	3.7	(0.2)	(5%)
Reimbursable Postage and Other	4.1	—	4.1	—
Equity earnings in affiliates	1.6	3.3	(1.7)	(52%)

	$2,319.2	$1,982.7	$336.5	17%

Operating Profit	$761.0	$578.8	$182.2	31%
Pro Forma Operating Profit *	$761.0	$611.2	$149.8	25%
*	Throughout this section Pro Forma Operating profit for 2001 reflects reported operating profit without goodwill amortization.

FIRST DATA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Revenue growth for the three and nine-month periods was attributable to the payment services segment delivering strong operating results by continuing to execute on its key strategies of increasing the global distribution network; growing Western Union branded products and services, and accelerating efforts to build a strong global brand. This growth reflects continued strong underlying volume increases in these markets: traditional consumer-to-consumer, which includes North America and International consumer money transfers; consumer-to-business, which includes Quick Collect, Easy Pay, Phone Pay, Convenience Pay, Paymap’s Just In Time and Equity Accelerator services, and E Commerce Group’s Speedpay, the prepaid stored-value market, which includes ValueLink and SwiftPay, and lastly the issuance and processing of payment instruments issued by Integrated Payment Systems Inc. Also, the acquisitions of Paymap and E Commerce Group in April and June of 2002, respectively, contributed to the segment’s revenue growth for the three and nine-month periods.

Transaction and processing service fee revenue improvement was primarily driven by total Western Union worldwide money transfer transaction growth, including both consumer-to-consumer and consumer-to-business transactions. The integration of Paymap and E Commerce Group acquisition contributed marginally to the revenue growth for the three and nine-month periods.

Money transfer transactions generated 82% and 81% of the segment’s revenues for the three months ended September 30, 2002 and 2001, respectively. For the three months ended September 30, 2002, international, domestic (including Canada) and Mexico consumer-to-consumer money transfers represented 52%, 21% and 7%, respectively, of total money transfer revenue. For the three months ended September 30, 2001, international, domestic (including Canada) and Mexico consumer-to-consumer money transfers represented 50%, 24% and 9%, respectively, of total money transfer revenue.

Money transfer transactions generated 80% of the segment’s revenues for each of the nine months ended September 30, 2002 and 2001. For the nine months ended September 30, 2002, international, domestic (including Canada) and Mexico consumer-to-consumer money transfers represented 51%, 22% and 7% of total money transfer revenue. For the nine months ended September 30, 2001, international, domestic (including Canada) and Mexico consumer-to-consumer money transfers represented 48%, 24% and 9% of total money transfer revenue.

For both the three and nine-month periods, the remaining money transfer revenue is attributable to consumer-to-business money transfer transactions. International money transfer revenue includes U.S. outbound transactions destined for foreign countries other than Mexico.

For the three and nine months ended September 30, 2002, consumer-to-consumer money transfer transactions grew 22% and 21%, respectively, to 17.8 million and 49.4 million transactions, respectively, over the same period in 2001. International money transfers drove much of this growth. Revenue for international money transfers (a transfer either sent to or received from an international location other than Mexico) grew 25% with transaction growth of 33% during the third quarter of 2002 compared to the same period in 2001, and grew 24% with transaction growth of 33% for the first nine months of 2002, compared to the same period in 2001. There was no effect on the segment revenue growth rate from currency fluctuations for the quarter and year-to-date. International money transfer revenue represented approximately 40% of the total payment services segment revenue for the three and nine months ended September 30, 2002, and September 30, 2001.

The increase in transactions is enhanced by the growth in the agent base, which increased 16% at September 30, 2002, as compared to a year ago, to approximately 135,000 worldwide agent locations. Western Union expects to finish the year with at least 145,000 locations worldwide, with about two-thirds of these agent locations based

FIRST DATA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

outside of the United States. The Western Union pipeline of locations signed and scheduled for installation before year-end 2003 is approximately 29,000. Much of this pipeline relates to signings in China, India, Eastern Europe and the Commonwealth of Independent States.

Consumer-to-business transactions grew 21% and 23% for the three and nine months ended September 30, 2002, respectively, to 43.7 million and 127.7 million transactions, respectively, over the same periods in 2001. Transactions for 2001 include E Commerce Group and Paymap as if they were consolidated subsidiaries as of January 1, 2001, to provide a more meaningful comparison. The growth in this market was driven by strong selling and marketing efforts and by the diversification of product offerings through the acquisitions of E Commerce Group and Paymap.

Prepaid stored-value transactions grew 70% and 67% for the three and nine months ended September 30, 2002, respectively. Growth in this market was driven by new customer signings with ValueLink and an increase in the number of cellular subscribers who have access to the SwiftPay service.

The increase in investment income for the three and nine month periods is primarily due to average investable balances growing 17% and 22% for the three and nine month periods, lower short-term rates which resulted in lower commissions paid to selling agents, and incremental realized gains of $5 million and $24 million for the three and nine month periods, respectively, on the liquidation of certain portfolio investments. These benefits were offset by lower yields on certain investments and realized losses on derivative instruments used to hedge commissions paid to selling agents. The investment portfolio balance is driven largely from sales of official checks by selling agents. Payment services reports investment income and operating profit on a pre-tax equivalent basis (i.e., as if investment earnings on settlement assets, which are substantially all nontaxable, were fully taxable at FDC’s marginal tax rate). The revenue and income reported in payment services related to the aforementioned pre-tax equivalent basis is eliminated upon consolidation.

Operating profits (on a pre-tax equivalent basis) for the third quarter of 2002 grew 26% and 21% over last year’s third quarter reported and pro forma operating profits, respectively, from $225.5 million and $236.4 million, respectively, to $285.0 million. Year-to-date operating profits grew 31% on a reported basis and 25% on a pro forma basis to $761.0 million in 2002. The increase in operating profits is attributable to the transaction and processing service fee and investment income growth described above, along with focused expense management, Six Sigma initiatives and other expense reductions.

Western Union’s revenue growth is driven by its worldwide network of roughly 15,000 “corridors” – country-to-country money-transfer pairs. Within these corridors, immigration patterns, regulations, economic conditions, geo-political environment, competition and other factors can impact both transactions and revenues. Consistent with prior quarters in 2002, revenues and transaction growth were negatively impacted in the quarter and nine months ended September 30, 2002 by the political and economic climates in Argentina, Venezuela and the Middle East as well as the closure of Western Union’s agent in South Africa. Although these situations had a negative impact, performance of individual countries typically do not materially affect the Company’s performance. Forty-eight of Western Union International’s top 50 countries had positive revenue growth and 49 had positive transaction growth in the current year.

The money transfer and payment instrument businesses are subject to extensive regulation in the U.S. and abroad. The U.S. government, various state governments and a number of foreign countries have implemented, or are considering, new laws regulating money transfer and payment instrument businesses, including: (i) new or increased customer identification requirements, (ii) stricter requirements for reporting transactions to government authorities; (iii) limitations on the types of entities that can offer money transfer services; (iv) requirements that

FIRST DATA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

locations offering money transfer services register with governmental authorities and (v) limitations on the number, value or type of money transfer transactions a customer can send or receive. In addition, some jurisdictions are increasing the number and types of disclosures that money transfer companies must make to their customers. The Company has been involved in the consideration and drafting of many of these regulatory initiatives to help develop effective regulations. In addition, some jurisdictions are exercising increased supervisory and examination activities to enforce compliance with money transfer laws. The Company’s compliance efforts responsive to these developments have resulted in nominal additional costs associated with its money transfer / money order business. Implementation of unexpectedly onerous regulations by a jurisdiction with a high volume of money transfer activity could have an adverse effect on both revenues and profits.

Merchant Services

	Three months ended September 30,		Change

	2002	2001	Amount	Percentage

Revenues:
Transaction and Processing Service Fees	$490.5	$364.5	$126.0	35%
Check verification and guarantee services	95.5	84.8	10.7	13%
Investment Income, net	3.6	4.5	(0.9)	(20%)
Professional Services	8.2	1.7	6.5	382%
Software Licensing and Maintenance	1.4	1.6	(0.2)	(13%)
Product Sales and Other	62.4	69.0	(6.6)	(10%)
Reimbursable Postage and Other	3.0	—	3.0	100%
Equity earnings in affiliates	37.8	56.6	(18.8)	(33%)
Interest income	0.2	0.2	—	—

	$702.6	$582.9	$119.7	21%

Operating Profit	$196.0	$159.5	$36.5	23%
Pro Forma Operating Profit	$196.0	$178.4	$17.6	10%

	Nine months ended September 30,		Change

	2002	2001	Amount	Percentage

Revenues:
Transaction and Processing Service Fees	$1,388.1	$1,012.4	$375.7	37%
Check verification and guarantee services	276.4	248.8	27.6	11%
Investment Income, net	10.4	18.1	(7.7)	(43%)
Professional Services	21.3	4.9	16.4	335%
Software Licensing and Maintenance	4.3	2.5	1.8	72%
Product Sales and Other	209.1	201.4	7.7	4%
Reimbursable Postage and Other	8.9	—	8.9	100%
Equity earnings in affiliates	104.4	164.6	(60.2)	(37%)
Interest income	0.4	0.9	(0.5)	(56%)

	$2,023.3	$1,653.6	$369.7	22%

FIRST DATA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Operating Profit	$533.3	$417.9	$115.4	28%
Pro Forma Operating Profit	$533.3	$473.5	$ 59.8	13%

Transaction and processing service fee growth was driven by growth in both the dollar volume and number of transactions processed, including strong growth in the online debit market, business acquisitions and the previously described consolidation of three merchant alliances. North America merchant dollar volume and transactions grew 17% and 18%, respectively, over the third quarter of 2001 with North America merchant dollar volume and transactions increasing to $143.9 billion and 2,609.1 million, respectively, in the third quarter of 2002. North America merchant dollar volume and transactions grew 13% and 15%, respectively, over the nine months ended September 30, 2001 with North America merchant dollar volume and transactions increasing to $403.4 billion and 7,302.8 million, respectively, for the nine months ended September 30, 2002. The focus on expanding debit processing, new vertical markets and related products has directly led to both new merchant signings and increased volumes with some of the segment’s largest merchants. The addition of PayPoint enhances this strategic focus by bringing significant new merchant relationships and new products to FDC in these markets.

Contributing to the transaction and processing service fee revenue growth for the three months was the consolidation of the three merchant alliances, contributing 13% to the growth or $49 million in incremental revenue. SunTrust, acquired in March 2002, PayPoint, in August 2002 and NYCE Corporation in August 2001 combined contributed another 9% to the transaction and processing service fee growth for the segment. For the nine-month period the merchant alliance consolidations contributed 14% to the growth while the acquisitions of SunTrust, PayPoint and NYCE combined added 10% of incremental growth for the segment. The growth from acquisitions includes enhanced growth from the integration of such acquisitions into FDC’s infrastructure from the date of acquisition. Without the benefit of the alliance consolidations and acquisitions, the core transaction and processing service fee revenue growth was 13% and 13% for the three and nine month periods, respectively.

Merchant services continues to actively strengthen and expand the merchant business by capitalizing on its successful alliance strategy, while investing in the point-of-sale (POS) business and technologies. With its bank-centric alliance approach, FDC gains the ability to better align merchants with local bank branches within specific geographic footprints. This increases customer service quality, improves retention rates, and allows for more focused sales efforts, which result in better financial performance. Merchant alliance realignments during the quarter emphasized this effort, reaffirming FDC’s long-standing commitment to and participation in this merchant alliance strategy.

Check verification and guarantee services revenue growth for the three and nine months was attributable equally to growth in the ECA product and the additional revenue from the acquisition of ICS in April of 2002. These increases were offset by a slight decline in the paper check verification and guarantee activity.

The decrease in investment income for the three and nine-month periods is attributable to significantly lower interest rates during the periods.

The increase in professional services revenue for both the three and nine months ended September 30, 2002 is attributable to merchant services having performed certain programming and consulting services for one of the payment services operating units. The intercompany revenues have been eliminated on a consolidated basis.

The decrease in product sales and other revenue for the three-month period was attributable to $21.1 million of 2001 incentive payments related to a previously formed merchant alliance partially offset by a $9.4 million increase in royalty income and a $5.9 million increase in the sale of products, primarily point-of-sale devices. The increase in product sales and other revenues for the nine-month period was attributable to $39.8 million increase in product

FIRST DATA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

sales due largely to the March 2001 acquisition of TASQ Technology, Inc, a $9.5 million increase in royalty income and a $15.0 million gain from the sale of a small merchant alliance portfolio, partially offset by $58.1 million of 2001 incentive payments related to a previously formed merchant alliance.

The purchase and sale of merchant contracts is an ordinary element of the Company’s merchant services business as is the movement of merchant contracts between the Company and its merchant alliances. The Company or a merchant alliance may purchase or sell a portfolio of contracts outright. Other times a partner may purchase the Company’s interest in a merchant alliance. This gives the partner 100% ownership in the underlying merchant contracts as compared to a 50% interest in a joint venture alliance that owns the contracts. Other times the formation of a merchant alliance will involve the sale of an interest in a portfolio of the Company’s merchant contracts to the joint venture partner for cash. Management considers these transactions to be in the ordinary course of managing the Company’s business and, therefore, the gains from selling these revenue-generating assets are included within the product sales and other component of revenues.

The incentive payments received from a merchant alliance partner relate to a merchant alliance formed in the fourth quarter of 1996. The formation of this alliance involved the Company contributing merchant contracts to the merchant alliance joint venture in exchange for a cash payment from the partner. The joint venture agreements were negotiated to provide the Company with contingent consideration over each of the following five years. This arrangement is equivalent to retaining a residual interest in the contributed portfolio. The driver of the amount the Company was to receive each year was the profitability of the merchant contracts originally contributed by the Company to the merchant alliance. This profitability was going to be driven, in significant part, by the recurring processing services the Company provided to the joint venture. Classification of these payments within the product sales and other component of revenue was based on the recurring nature of the payments to be received and the factors determining their amount.

The decrease in equity earnings in affiliates for the three and nine month periods is primarily attributable to the previously discussed consolidation of three merchant services alliances during the current year.

Operating profits increased 23% and 10% on a reported and pro forma basis, respectively, to $196.0 million for the third quarter of 2002 from a reported operating profit of $159.5 million and pro forma operating profit of $178.4 million for the third quarter of 2001. For the nine months ended September 30, 2002, operating profits increased 28% and 13% on a reported and pro forma basis, respectively, to $533.3 million in 2002 from a reported operating profit of $417.9 million and pro forma operating profit of $473.5 million for the nine months ended September 30, 2001. This improvement is reflective of increased dollar volume and transactions, focused expense management, improved risk management practices within the TeleCheck business, Six Sigma initiatives, and the impact of the items contained in the discussion of product sales and other revenues.

The merchant services segment is the least insulated segment from economic slow downs as its revenue is driven by transactions processed, and to a lesser degree, dollar volume processed; a downturn in the economy could reduce both and negatively impact the financial performance of this segment. However, the Company continues to benefit from a shift in payment methods from cash and check to electronic and card based payments. This continuing shift is expected to partially offset the effects of an economic slowdown. Additionally, the mix of merchant customers could negatively impact margins.

International expansion and an increased number of debit transactions present growth opportunities for the merchant services segment. While international transactions, internet transactions and debit transactions currently account for a small portion of the segment’s transactions, they are growing rapidly. The Company will continue to enhance credit and fraud detection systems to address the risks attributed to internet commerce. A key element of

FIRST DATA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

FDC’s strategy in the merchant services segment continues to involve its alliances with its bank partners and implementation of international, debit and internet commerce initiatives. Each alliance requires successful management of the relationship between the Company and the bank partner in that alliance. The Company is committed to the alliance strategy and focuses on creating value for the alliance partners and the Company, either through a majority or minority interest in the alliances. The Company will continue to invest in, strengthen and extend its alliance relationships. The alliance strategy could be positively or negatively affected by further consolidation among financial institutions.

Card Issuing Services

	Three months ended September 30,		Change

	2002	2001	Amount	Percentage

Transaction and Processing Service Fees	$329.0	$338.2	$(9.2)	(3%)
Professional Services	16.7	18.3	(1.6)	(9%)
Software Licensing and Maintenance	5.6	5.3	0.3	6%
Product Sales and Other	0.1	21.5	(21.4)	(100%)
Reimbursable Postage and Other	133.5	117.2	16.3	14%
Equity earnings in affiliates	—	0.1	(0.1)	—
Interest income	0.2	0.3	(0.1)	—

	$485.1	$500.9	$(15.8)	(3%)

Operating Profit	$97.0	$88.5	$8.5	10%
Pro Forma Operating Profit	$97.0	$93.7	$3.3	4%

	Nine months ended September 30,		Change

	2002	2001	Amount	Percentage

Revenues:
Transaction and Processing Service Fees	$963.5	$1,039.9	$(76.4)	(7%)
Professional Services	49.3	40.9	8.4	21%
Software Licensing and Maintenance	15.5	7.5	8.0	107%
Product Sales and Other	0.2	32.6	(32.4)	(99%)
Reimbursable Postage and Other	372.4	340.2	32.2	9%
Equity earnings in affiliates	(1.6)	0.1	(1.7)	—
Interest income	0.4	0.8	(0.4)	—

	$1,399.7	$1,462.0	$(62.3)	(4%)

Operating Profit	$272.0	$246.4	$25.6	10%
Pro Forma Operating Profit	$272.0	$260.4	$11.6	4%

The decrease in transaction and processing service fees for the three and nine-month periods was attributable to reduced pricing on contract renewals and continued deterioration in internal growth in the subprime market. In addition to the above, the nine month decline in revenue is attributable to certain deconversions in 2001 partially offset by the current year increase in card accounts on file. Card accounts on file as of September 30, 2002 were approximately 325 million (a 7% increase from September 30,

FIRST DATA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

2001) with domestic card accounts growing to 304 million (6% growth) and international card accounts increasing to approximately 21 million (13% growth). The Company converted approximately 6 million accounts during the third quarter of 2002 and has a pipeline of more than 84 million accounts, most of which are retail. The Company expects to convert approximately 2 million accounts in the fourth quarter of 2002. An additional 6 million accounts scheduled to be converted in the fourth quarter will now convert in January 2003. An additional 31 million accounts of the backlog will be converted next year.

Card issuing services continues the Multi-Year system redesign of the North American card system, with several system upgrades and enhancements being completed and installed in the first nine months of 2002 with the third quarter implementation of a significant enhancement. An unexpected delay in system development scheduled for delivery in 2003 could postpone certain conversions scheduled for 2003. Management expects to invest a total of approximately $60 million in 2002 into this redesign effort.

Consolidation among financial institutions has led to an increasingly concentrated client base, which results in a changing client mix towards larger, highly sophisticated customers. The effects of client mix, and the card type mix shifting more heavily towards retail versus bankcards, most likely will cause revenues to grow more slowly than accounts on file. Additionally, the Company generally has long-term contracts with its card-issuing customers, which require a notice period prior to the end of the contract if a client chooses not to renew its contract. Some contracts may be terminated early upon providing adequate notice and the payment of termination fees or the occurrence of certain events. A significant client notified the Company that over a period of time, beginning in July 2003, it will move their output services business in-house which will result in a positive impact on the Company's earnings.

Revenue growth will also be adversely affected by a general deterioration of the subprime market which currently makes up approximately 6% of card issuing’s account base. Historically, the Company has experienced strong growth in this market. Although it continues to service customers who are growing despite these conditions, the Company experienced negative growth in this market in the third quarter of 2002. Furthermore, heightened regulatory requirements (including increased capital and reserve requirements), material increases in delinquencies and charged off accounts and general economic conditions will constrain the ability of many customers in this market to grow in the near term.

Professional service revenues are comprised of custom programming services for First Data Resources (“FDR”), PaySys and First Data Europe (“FDE”). The decrease for the three-month period is attributable to a decline in custom programming at FDR. The increase for the nine-month period is partially attributable to the acquisition of PaySys in April 2001, which accounted for a $9.5 million increase.

Software licensing and maintenance revenue is comprised primarily of maintenance fees associated with PaySys’ VisionPlus™ software. PaySys was acquired in April 2001.

The decrease in product sales and other revenues for the three and nine months is attributable to contract termination fees of $21.5 million and $31.1 million, respectively, received in 2001. No significant termination fees were received in 2002.

The increase in reimbursable postage and other is attributable to increased postage rates and mailing volumes.

Operating profit for the card issuing services segment increased 10% on a reported basis and 4% on a pro forma basis to $97.0 million in the third quarter of 2002 from a reported operating profit of $88.5 million and a pro forma operating profit of $93.7 million in 2001. Year-to-date operating profit increased 10% on a reported basis and 4% on a pro forma basis to $272.0 million in 2002 from a reported operating profit of $246.4 million and a pro forma operating profit of $260.4 million for 2001. The increase in operating profit was driven by operational improvements including, focused expense

FIRST DATA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

management, Six Sigma initiatives, productivity improvements and other expense reductions. Additionally, the favorable resolution of a contract issue, increased capitalization of software development costs and the impact of termination fees received in 2001 led to a combined decrease of $2.9 million in the three months operating profit and a combined increase of $8.7 million for the nine-months. The increase in the capitalization of software development costs is attributable to the Company reaching the capitalization phase of the Multi-year system redesign. The Company's expenditures for this system redesign are in line with the previously disclosed 3% to 5% of segment revenue (excluding reimbursable postage and other). In the future, operating margins may be adversely affected due to the gross up of expenses according to EITF 01-14 as the Company signs new contracts in the print/mail and plastics business.

Emerging Payments

	Three months ended September 30,		Change

	2002	2001	Amount

Transaction and Processing Service Fees	$16.6	$18.1	$(1.5)
Professional Services	14.4	3.3	11.1
Software Licensing and Maintenance	6.4	1.8	4.6
Interest income	0.3	1.7	(1.4)

	$37.7	$24.9	$12.8

Operating Profit (Loss)	$(4.9)	$1.9	$(6.8)
Pro Forma Operating Profit (Loss)	$(4.9)	$2.0	$(6.9)

	Nine months ended September 30,		Change

	2002	2001	Amount

Revenues:
Transaction and Processing Service Fees	$55.4	$54.7	$0.7
Professional Services	26.8	4.3	22.5
Software Licensing and Maintenance	21.5	1.8	19.7
Interest income	1.5	6.0	(4.5)

	$105.2	$66.8	$38.4

Operating (Loss)	$(17.3)	$(3.8)	$(13.5)
Pro Forma Operating (Loss)	$(17.3)	$(3.6)	$(13.7)

Transaction and processing service fees remained relatively consistent for the three and nine-month periods due to govOne Solution’s core tax payment processing operations.

The increases in professional service revenue for the three and nine-month periods were due to the acquisition of govConnect in April 2002.

The increases in software licensing and maintenance revenue for the three and nine-month periods were attributable to the acquisitions of Taxware, acquired in August 2001 and Encorus, acquired in November 2001.

FIRST DATA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The decline in interest income for the three and nine-months was due to lower cash balances as a result of the business acquisitions described above.

The segment had operating losses of $4.9 million and $17.3 million for the three and nine months ended September 30, 2002 versus a profit of $1.9 million on a reported basis and a profit of $2.0 million on a pro forma basis for the three months ended September 30, 2001 and losses of $3.8 million on a reported basis and $3.6 million on a pro forma basis for the nine months ended September 30, 2001. The operating losses primarily reflect the product development efforts with the addition of Encorus.

All Other and Corporate

	Three months ended September 30,		Change

	2002	2001	Amount

Revenues:
Transaction and Processing Service Fees	$21.7	$22.8	$(1.1)
Professional Services	0.6	0.7	(0.1)
Equity earnings in unconsolidated affiliates	—	(1.6)	1.6
Interest income	0.4	3.4	(3.0)

	$22.7	$25.3	$(2.6)

Operating (Loss)	$(24.2)	$(17.3)	$(6.9)
Pro Forma Operating (Loss)	$(24.2)	$(17.4)	$(6.8)

	Nine months ended September 30,		Change

	2002	2001	Amount

Revenues:
Transaction and Processing Service Fees	$65.6	$69.7	$(4.1)
Professional Services	1.8	2.1	(0.3)
Equity earnings in unconsolidated affiliates	—	(1.1)	1.1
Interest income	1.6	15.2	(13.6)

	$69.0	$85.9	$(16.9)

Operating (Loss)	$(55.6)	$(22.2)	$(33.4)
Pro Forma Operating (Loss)	$(55.6)	$(22.4)	$(33.2)

Transaction and processing service fees remained flat for the three-month period and declined during the nine-month period as a result of lost business and a decrease in volume with existing clients at Teleservices and Call Interactive.

The decline in interest income for the three and nine-month periods was attributable to lower interest rates and the maturity of certain investments early in 2002.

Operating losses increased in the third quarter of 2002 from a $17.3 million reported loss and $17.4 million pro forma loss in the third quarter of 2001 to a $24.2 million loss for 2002. Year-to-date operating losses increased to $55.6 million in 2002 from losses of $22.2 million on a reported basis and $22.4 million on a pro forma basis in

FIRST DATA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

2001. The increase in the operating loss is mainly attributable to increased spending on certain corporate initiatives increased headcount, a decline in revenue noted above and a decline in interest income.

Capital Resources and Liquidity

FDC continues to generate significant cash flow from operating activities, aggregating approximately $1,442.9 million during the first nine months of 2002, an increase of $208.3 million over $1,234.6 million in 2001. The 2002 operating cash flow was primarily produced from net income of $885.4 million adjusted for depreciation and amortization expense of $394.6 million and other non-cash items totaling $121.6 million. These 2002 operating inflows also included $41.3 million related to net working capital items.

The working capital items include accounts receivable and accounts payable and other liabilities on the balance sheet. The increase in these balances on the balance sheet is primarily attributable to acquisitions made in the current year rather than operating activities and with respect to liabilities also is attributable to derivative hedging instruments.

FDC utilized the cash flow from operating activities primarily to reinvest in its existing businesses, to fund acquisitions and to fund treasury stock purchases. FDC reinvests cash in its existing businesses primarily to expand its processing capabilities through property and equipment additions and to establish customer processing relationships through initial contract payments, conversion costs and systems development. Capitalized amounts for these cash outlays totaled $339.4 million for the first nine months of 2002 compared with $281.0 million for the first nine months of 2001. Amounts capitalized in 2002 for property and equipment primarily relate to electronic data processing equipment, building and improvements and other equipment including terminals and production equipment. Payments capitalized in 2002 for contract costs, conversion cost, systems development and other intangible assets totaled $33.3 million, $26.0 million, $95.1 million and $0.6 million, respectively. The majority of amounts capitalized for systems development relate to the multi-year plan in the card issuing services segment.

Overall, FDC’s operating cash flow for the first nine months of 2002 exceeded its investing activities associated with additions to property and equipment and capitalized contract and systems development costs by $1,103.5 million as compared to $953.6 million in 2001. This cash source contributed to funds utilized for payments related to businesses previously acquired, business acquisitions and treasury stock purchases.

Cash outlays for acquisitions in the first nine months of 2002 totaled $585.5 million, compared to $811.5 million in 2001. The Company finances acquisitions through a combination of internally generated funds and short-term commercial paper borrowings. The Company believes that its cash flow from operating activities together with other available sources of funds will be adequate to meet its funding requirements.

The Company paid $157.9 million for prior year acquisitions due primarily to the payment of a promissory note related to the December 2001 acquisition of CSI as well as contingent payments related to previous acquisitions.

The Company received $71.7 million in proceeds from other investing activities in the first nine months of 2002 compared to a cash outlay of $32.6 million for investments in 2001. The proceeds primarily relate to the maturity of investments as well as the sale of a portion of the Company’s investment in CheckFree stock.

The Company’s financing activities during the first nine months of 2002 include proceeds of $76.4 million from the issuance of commercial paper to bring the balance outstanding as of September 30, 2002 to $355.0 million.

Borrowings at September 30, 2002 remained relatively flat at $3.2 billion in comparison to the December 31, 2001 balance of $3.1 billion. Operating cash flows were sufficient to fund most of the Company’s acquisitions, capital

FIRST DATA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

expenditures and stock repurchases during the nine-month period thus limiting the need to increase borrowings significantly.

The Company’s financing activities in the first nine months of 2001 included the issuance of $542 million of 2% Senior Convertible Contingent Debt Securities due 2008 (“CODES”), which generated net cash proceeds of $534 million. The securities are contingently convertible into approximately 13.2 million shares once certain conditions are satisfied based upon the trading price of the Company’s common stock and/or the CODES.

During the first nine months of 2002 the Company entered into capital lease agreements to finance the purchase of equipment and software. The terms of the capital leases range from two to three years and resulted in the Company recording $17 million in short-term and $18 million in long-term borrowings. Payments on the lease obligations will be made from cash provided by operating activities.

The Company received proceeds of $173.3 million from the sale of stock through stock option exercises and other employee stock benefit programs during the first nine months of 2002. Offsetting these cash inflows were share repurchases of $756.9 million under the Company’s $700 million share repurchase program and employee benefit programs discussed below. In addition the Company paid $30.4 million in dividend payments. Net cash used in financing activities was $547.6 million in 2002 and $158.6 million in 2001.

During the first nine months of 2002, the Company purchased 13.4 million shares of its common stock at a cost of approximately $491.5 million, under the Board of Directors authorized $700 million stock repurchase in September 2001. On May 8, 2002 the Board of Directors approved an additional $500 million repurchase program. The Company has approximately $521 million available under these authorized programs. The remaining $265.4 million of treasury stock purchases during 2002 related to shares repurchased for issuances upon the exercise of stock options and share issuances under the Company’s employee stock purchase program. All purchases of treasury stock have taken place through purchases in the open market and the Company does not use any equity derivative contracts in connection with these repurchases.

The Company filed a shelf registration in the first quarter of 2001, providing for the issuance of up to $1.5 billion of debt and equity securities of the Company, of which $200 million was available at September 30, 2002. The Company has another shelf registration providing for the issuance of approximately 10 million shares of the Company’s common stock in connection with certain types of acquisitions, of which approximately 10 million shares are available at September 30, 2002.

Included in cash and cash equivalents on the consolidated balance sheet at September 30, 2002 is $70 million related to required investments of cash in connection with the Company’s merchant card settlement operation. FDC has remaining available short-term borrowing authorization of approximately $1.7 billion at September 30, 2002 under the Company’s commercial paper program, extendable commercial note program and uncommitted bank credit lines.

As an integral part of FDC’s information processing services for payment transactions, FDC receives funds from instruments sold in advance of settlement with payment recipients. These funds (referred to as “settlement assets” on FDC’s consolidated balance sheets) are not utilized to support the Company’s operations. However, the Company does have the opportunity to earn income from investing these funds. The Company maintains a portion of its settlement assets in highly liquid investments (classified as cash equivalents within settlement assets) to fund settlement obligations.

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

Other than facility and equipment leasing arrangements, the Company does not engage in off-balance sheet financing activities. FDC entered into two synthetic operating leases during 2001. A synthetic lease is a form of operating lease wherein a third party lessor funds the acquisition or construction costs relating to one or more properties to be leased to a lessee. The lessor is the owner of the leased property and must provide at least 3% of the required funds in the form of at-risk equity. The lessor generally borrows the balance of the funds necessary to fund the acquisition or construction. For the synthetic leases entered into by the Company, the lessor’s borrowings were from parties unrelated to FDC. The synthetic operating leases were entered into to give FDC favorable financing arrangements with regard to the facilities subject to the leases. Rent expense related to the synthetic leases was $0.6 million and $1.6 million for the quarter and $1.7 million and $5.9 million for the nine months ended September 30, 2002 and 2001, respectively.

The first synthetic operating lease of $95 million was used to refinance existing synthetic operating leases for five existing properties occupied by FDC. The new synthetic operating lease is for a five-year period and is renewable for two five-year periods at the option of FDC. The second synthetic operating lease of $25 million was entered into to fund the construction of a new office building. This lease is for a five-year occupancy period after construction and is renewable for one year at FDC’s option. During the second quarter of 2002, the Company terminated the construction contract for the new office building. The Company incurred approximately $1.9 million in construction costs and termination fees under this contract. The Company is currently assessing its alternatives for the $25 million synthetic operating lease. Under both leases, FDC has the option to renew the leases, purchase the property or sell the properties under the leases to a third party. Furthermore, FDC has guaranteed a $102 million residual value of the underlying properties to the lessor. FDC must maintain compliance with certain restrictive covenants consistent with the Company’s borrowings. As of September 30 2002, the Company was in compliance with these restrictive covenants.

In connection with certain business combinations, lease arrangements, bankcard association agreements and agent settlement agreements, the Company has $73 million in outstanding letters of credit, most of which expire in 2003.

The Company’s contractual obligations as of September 30, 2002 have not changed materially from the amounts disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2001 Annual Report on Form 10-K.

Critical Accounting Policies

Reserve for Merchant Credit Losses and Check Guarantee

The merchant services segment conducts its business through both consolidated subsidiaries and alliances accounted for under the equity method. Under the rules of the credit card associations, the Company and/or its alliance partnerships have certain contingent liabilities for credit card transactions acquired from merchants. This contingent liability arises in the event of a billing dispute between the merchant and a cardholder that is not ultimately resolved in the merchant’s favor. In such a case, the Company or the alliance charges the transaction back to the merchant and the disputed amount is credited or otherwise refunded to the cardholder. If the Company or alliance is unable to collect this amount from the merchant, due to the merchant’s bankruptcy or other reasons, the Company or alliance will bear the loss for the amount of the refund paid to the cardholder. In most cases, this contingent liability situation is unlikely to arise because most products or services are delivered when purchased,

FIRST DATA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

and credits are issued on returned items. However, where the product or service is not provided until some later time following the purchase, the contingent liability could be more likely. The Company mitigates its risk by obtaining collateral from merchants considered higher risk.

The credit loss reserve recorded on the Company’s consolidated balance sheet only relates to the business conducted by its consolidated subsidiaries. The credit loss reserves for unconsolidated alliances are only recorded in the alliance’s financial statements. The Company has not recorded any reserves for estimated losses in excess of reserves recorded by the alliances nor has the Company identified needs to do so. At September 30, 2002 and December 31, 2001, the Company and its alliances had aggregate merchant credit loss reserves of $28.5 million and $28.0 million, respectively. The foregoing disclosure presents merchant credit loss reserves in the aggregate without regard to whether the reserve relates to merchant contracts held by entities consolidated by the Company or alliances accounted for under the equity method. The amount of reserve attributable to entities consolidated by the Company was $19.9 million and $20.3 million at September 30, 2002 and December 31, 2001, respectively. This reserve is included in the allowance for doubtful accounts component of accounts receivable on the consolidated balance sheet.

The credit loss reserves, both for the unconsolidated alliances and the Company, are comprised of amounts for known losses and a provision for losses incurred but not reported (“IBNR”). Credit loss reserves are primarily determined by performing a historical analysis of chargeback loss experience. Other factors are considered that could affect that experience in the future. Such items include the general economy and economic challenges in a specific industry (such as the travel industry after September 11, 2001) or those affecting certain types of clients. Once these factors are considered, the Company or the unconsolidated alliance establishes a rate (percentage) that is calculated by dividing the expected chargeback (credit) losses by dollar volume processed. This rate is then applied against the dollar volume processed each month and charged against earnings. The resulting accrual balance is then compared to requirements for known losses and estimates for IBNR items. Historically, the Company’s estimation process in this area has proven to be materially accurate.

The majority of TeleCheck’s business involves the guarantee of checks received by merchants for a period of 90 days from the check date. Upon obtaining approval from TeleCheck to accept the check, the merchant will deposit the check in its bank account. TeleCheck earns a fee for each check it guarantees which is generally determined as a percentage of the check amount. If the check is returned, TeleCheck is required to purchase the check from the merchant at its face value and pursue collection from the check writer. At the time TeleCheck recognizes revenue, based on recent past history and a provision for estimated check returns net of anticipated recoveries is recorded. The estimated check returns and recovery amounts are subject to the risk that actual amounts returned and recovered in the future may not be consistent with recent past history. At September 30, 2002 and December 31, 2001, the Company had accrued warranty and accrued recovery balances of $22.5 million and $51.1 million, and $28.3 million and $55.4 million, respectively. Accrued warranties are included in accounts payable and other liabilities on the consolidated balance sheet and accrued recoveries are included in accounts receivable.

Derivatives

The Company uses derivative instruments primarily to hedge the risk associated fluctuations with the Treasury-bill rate based commissions payable to official check agents. To a much lesser extent, the Company uses derivative instruments to hedge foreign exchange rate risk related to foreign currency denominated revenues and firm commitments, and certain other risks. As required, such instruments are reflected in the company’s consolidated balance sheet. These derivatives qualify for hedge accounting. The Company does not participate in speculative derivatives trading. While the Company intends to continue to meet the conditions for hedge accounting, if hedges did not qualify as highly effective or if the Company did not believe that forecasted transactions would occur, the changes in the fair value of the

FIRST DATA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

derivatives used as hedges would be reflected in earnings. The Company does not believe it is exposed to more than a nominal amount of credit risk in its hedging activities, as the counterparties are established, well-capitalized financial institutions.

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

Card issuing services continues the Multi-Year system redesign of the North American card system, with several system upgrades and enhancements being completed and installed in the first nine months of 2002, including the third quarter implementation of a significant enhancement. An unexpected delay in system development scheduled for delivery in 2003 could postpone certain conversions scheduled for 2003.

Currently unforeseen circumstances in software development could require the Company to implement alternative plans with respect to a particular effort, which could result in the impairment of previously capitalized software development costs.

The Company had aggregate net book values for initial contract payments, conversion costs and software development of $195.3 million, $190.0 million and $178.5 million, respectively, at September 30, 2002.

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

In the case of either investment type, declines in the fair value of the investments are reviewed to determine whether they are other than temporary in nature. Declines in value that are judged to be other than temporary in nature are recognized in the consolidated statements of income. For public company investments, absent any other indications of a decline in value being other than temporary in nature, the Company’s policy is to treat a decline in the investment’s quoted market value that has lasted for more than six months as an other than temporary decline in value. The Company’s policy is the same for private company investments, however, their fair values are estimated. In estimating fair value, the Company considers market conditions, offering prices, trends of earnings/losses, price multiples, financial position, new financing and other key measures. The Company believes its estimates result in a reasonable reflection of the fair values of these investments.

FIRST DATA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

At September 30, 2002 and December 31, 2001, the Company’s investments in publicly traded and private companies were $144.9 million and $22.6 million, respectively and $230.8 million and $54.1 million, respectively. During the nine months ended September 30, 2002, the Company recorded impairment charges of $8.1 million related to other than temporary declines in the fair value of its investments. These charges were offset by a gain of $8.1 million on the sale of shares of CheckFree common stock. The majority of the impairment charges were for investments in private companies, primarily investments of eONE Global in e-commerce businesses. During the nine months ended September 30, 2001, the Company recorded investment impairment charges of $183.7 million. The largest component of these charges, $142.8 million, related to the write-down of the Company’s investment in Checkfree Corporation. The rest of the charges related to the write-down of $9.2 million for the Company’s investment in Excite@Home and $31.7 million for investments in private companies, primarily investments of eONE Global in e-commerce businesses. These gains and losses are classified within the “investment gains and (losses)” caption in the consolidated statement of income.

Transactions with Related Parties as defined by SFAS No. 57

A substantial portion of the Company’s business within the merchant services segment is conducted through merchant alliances. These alliances are joint ventures between the Company and financial institutions. No directors or officers of the Company have ownership interests in any of the alliances. The formation of each alliance generally involves each of the Company and its partner contributing contractual merchant relationships to the alliance and a cash payment from one partner to the other to achieve the desired ownership percentage for each partner. Concurrent with the negotiations surrounding this process, the Company and its partner negotiate a long term processing services agreement. This agreement governs the Company’s provision of transaction processing services to the alliance. The Company may own a majority interest in, and have management control over, the alliance in which case the alliance’s financial statements are consolidated with those of the Company. If the alliance is not consolidated it is accounted for under the equity method. In the case of alliances accounted for under the equity method, the Company has two income streams from these alliances—its share of the alliance’s net income, which is reflected in “equity earnings in affiliates”, and the processing fees it charges to the alliance, which are included in “transaction and processing service fees.” The Company’s recognition of processing service fees as revenue is concurrent with the alliance’s recognition of the fee as an expense. The processing fees are based on transaction volumes and unit pricing as contained in the processing services agreement negotiated with the alliance partner.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company is exposed to market risk from changes in interest rates. The Company’s assets include both fixed and floating rate interest bearing securities. These investments arise primarily from the Company’s sale of payment instruments (principally official checks and money orders). The Company invests the proceeds from the sale of these instruments, pending the settlement of the payment instrument obligation. The Company has classified these investments as available-for-sale. Accordingly, they are carried on the Company’s consolidated balance sheets at fair market value. A portion of the Company’s payment services business involves the payment of commissions to selling agents that are computed based on short-term variable rates.

To the extent the Company does not pay commissions to its selling agents, or to the extent it invests the proceeds from the sale of payment instruments in floating rate investments, interest rate risk is nonexistent or minimal providing the investments are held to maturity. The unmatched position, which is the amount of fixed income investments upon which the Company also pays the selling agent a commission based on short-term interest rates, is the amount that subjects the Company to interest rate risk arising from changes in short-term interest rates.

The Company’s objective in managing interest rate risk is to mitigate the risk that earnings and the market value of the investments could be adversely impacted by changes in interest rates. The Company has developed a risk management program to quantify this risk utilizing advanced portfolio modeling techniques. The Company has hedged a majority of this risk through the use of interest rate swap agreements, which transform the variable rate commission payments to a fixed rate.

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

Foreign Currency Risk

FIRST DATA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately the euro, the British pound and the Australian dollar as a result of Western Union’s euro denominated revenues and card issuing services operations in United Kingdom and Australia.

Western Union provides money transfer services in 190 countries and territories. Foreign exchange risk is managed through the structure of the business and an active risk management process. In the substantial majority of its transactions, Western Union settles with its agents in U.S. dollars or euros, and requires the agent to obtain settlement currency to provide to recipients. Thus, Western Union is generally not reliant on international currency markets to obtain and pay illiquid currencies. The foreign currency exposure that does exist is limited by the fact that the majority of transactions are paid shortly after they are initiated. In addition, in money transfer transactions involving different send and receive currencies, Western Union generates revenue by receiving a foreign currency spread based on the difference between buying currency at wholesale exchange rates and providing the currency to consumers at retail exchange rates. This spread provides some protection against currency fluctuations. Western Union’s policy is not to speculate in foreign currencies and it promptly buys and sells foreign currencies as necessary to cover its net payables and receivables, which are denominated in foreign currencies.

The Company utilizes foreign currency options, forward exchange contracts and currency swaps, which qualify as cash flow hedges to mitigate the foreign currency risks arising from cash flows denominated in foreign currencies, primarily the euro, British pound (pound) and Australian dollar. These are intended to offset the effect of exchange rate fluctuations on forecasted sales and intercompany royalties expected to occur over the next 12 months and long-term debt that matures March 11, 2004. Gains and losses on the derivatives are intended to offset losses and gains on the hedged transactions in an effort to reduce the earnings volatility resulting from fluctuating foreign currency exchange rates.

Since the critical terms of the options, forward and swap contracts, and the hedged transactions are the same, the hedges are highly effective. Changes in the fair value of the options and forward contracts designated as hedging instruments of the variability of cash flows associated with foreign currency risk are generally reported in the other comprehensive income component of stockholders’ equity. These amounts subsequently are reclassified into revenue or expense in the same period in which the foreign currency transactions occur. As of December 31, 2001, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with foreign currency risk is one year for revenues and intercompany royalties and 27 months with respect to long-term debt.

A uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which the Company’s revenues and profits are denominated would be immaterial to the Company’s financial position, results of operations and cash flows.

Regulatory

Western Union’s international agents have and maintain all licenses necessary to provide money transfer services in their countries. It is their responsibility to comply with all local rules, regulations and licensing requirements. These agents operate in approximately 190 different countries; therefore, we have limited exposure with respect to an individual country. Approximately 70% of Western Union’s agents outside the United States are banks or national post offices. In some countries, only fully licensed banks and the national post office are permitted to provide cross-border money transfer service to the general public.

State, federal and foreign jurisdictions may impose regulations that could impact Western Union’s foreign exchange risk by, among other possibilities, imposing regulations that limit Western Union’s ability to obtain the benefit of

FIRST DATA CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

the exchange rate spread between wholesale and retail currency rates or imposing banking moratoriums or other actions that could affect currency liquidity. Western Union has successfully managed the risks outlined above in the past and believes that the breadth and scope of its network makes it unlikely that these risks will have a material adverse impact on its business.

In those few countries with significant foreign exchange controls, Western Union offers ‘inbound only’ service and does not accept funds in these countries for remittance abroad.

Banking moratoria have been very rare and, to date, they have not had an appreciable impact on our business. When such a moratorium is imposed by a country, the Company may temporarily discontinue its services in that country.

Item 4.	Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective in causing information to be recorded, processed, summarized, and reported to ensure that the quality and timeliness of the Company’s public disclosures complies with its SEC disclosure obligations. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Independent Accountants’ Review Report

The Stockholders and Board of Directors
First Data Corporation

We have reviewed the accompanying consolidated balance sheet of First Data Corporation as of September 30, 2002 and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2002 and 2001, and cash flows for the nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

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

Denver, Colorado October 9, 2002

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. None of these matters, either individually or in the aggregate, currently is material to the Company except as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “Annual Report”) and Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2002 and June 30, 2002 (the “Quarterly Reports”). There were no material developments in the litigation matters previously disclosed except for the following developments.

The Company is implementing the settlement in the actions filed by Raul Ross Pineda and by Luis Pelayo and Oscar Perales to finally resolve all claims in those actions as well as the actions filed by Raul Garcia (“Garcia”); Rita Sandoval and Andres PeÑa (“Sandoval”); and Maria Rosa Ibarra, Rosa Maria Landin and Rigoberto Estrada (“Ibarra”). All of these actions were previously reported in the Annual Report and Quarterly Reports. The Company is implementing the settlement since the parties in the Garcia, Sandoval and Ibarra actions did not appeal the court’s order dismissing those actions. Under the terms of the settlement, (i) the Company established a charitable fund for the advancement of Mexican and Mexican-American causes in the amount of $4 million, (ii) Western Union and Orlandi Valuta will issue coupons for discounts on future money transfer transactions to Mexico to their customers who transferred money from the U.S. to Mexico between January 1, 1987 and August 31, 1999, (iii) the Company will issue coupons for discounts on future Western Union transactions to customers who transferred money to Mexico from January 1, 1988 to December 10, 1996 using the MoneyGram service because MoneyGram was previously operated by a subsidiary of the Company, and (iv) the Company will pay reasonable attorneys’ fees and costs as well as the costs of settlement notice and administration.

On October 3, 2002, in the action filed by Julieta Amorsolo and Apolonio Ezequiel Viruel Torres (“Amorsolo”) and, on September 30, 2002, in the action filed by Ana Cruz and Nubia Godoy, both of which were previously reported in the Annual Report and Quarterly Reports, the parties submitted the proposed settlements discussed in the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, to the respective courts for approval. On October 7, 2002, the court in Amorsolo issued an order preliminarily approving the settlement and enjoining the prosecution of any action that asserts claims that would be resolved by the settlement.

On September 4, 2002, the Company and two of its subsidiaries filed an answer denying all claims of wrongdoing alleged by VISA U.S.A. Inc. in the action previously reported in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2002. On November 5, 2002, the Company and two of its subsidiaries also filed counterclaims in the action. In the counterclaim, First Data alleges that VISA U.S.A., Inc. (VISA), has abused their market power to prevent First Data from internally processing VISA credit card transactions outside of the VISA network through private arrangements. First Data also alleges that VISA has barred First Data and its customers from using private arrangements to bypass the VISA network, required First Data’s customers to pay for VISA’s network services regardless of whether the customers use those services, uses its fee structure to raise the costs of rivals and potential rivals, imposes unreasonable conditions on rivals’ access to their network and deters and prevents its members from using more efficient providers of network services such as First Data. Based on this and other conduct, the counterclaim asserts claims of monopolization, attempt to monopolize, tying, unfair competition, violations of the Cartwright Act, defamation, trade libel, interference with prospective economic advantage, and breach of contract. First Data seeks trebled and punitive damages, attorneys fees and costs, restitution and disgorgement, and injunctive relief.

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

(b)      Reports on Form 8-K

On August 13, 2002, the Company filed a Current Report on Form 8-K to disclose pursuant to Item 9 of Form 8-K, the sworn statements required by the Commission’s June 27, 2002 Order Requiring the Filing of Sworn Statements Pursuant to Section 21(a)(1) of the Securities Exchange Act of 1934 (File No. 4-460).

On September 5, 2002, the Company filed a Current Report on Form 8-K to disclose, pursuant to Item 5 of Form 8-K, developments with regard to pending legal proceedings.

On September 16, 2002, the Company filed a Current Report on Form 8-K to disclose, pursuant to Item 9 of Form 8-K, the expansion of the Wells Fargo Merchant Services alliance.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST DATA CORPORATION
(Registrant)

Date: November 14, 2002	By:	/s/ KIMBERLY S. PATMORE

Kimberly S. Patmore Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 14, 2002	By:	/s/ THOMAS L. MOORE

Thomas L. Moore Vice President and Corporate Chief Financial Officer (Principal Accounting Officer)

CERTIFICATIONS

I, Charles T. Fote, President and Chief Executive Officer of First Data Corporation, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of First Data Corporation;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
/s/ Charles T. Fote
Charles T. Fote President and Chief Executive Officer

I, Kimberly S. Patmore, Executive Vice President and Chief Financial Officer of First Data Corporation, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of First Data Corporation;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
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