Form 10-K
period 2002-12-31
FIRST DATA CORP
filed 2003-03-18
CIK 883980

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes_X No

Common shares of the registrant outstanding at February 14, 2003 (excluding treasury shares) were 748,751,051. The aggregate market value, as of December 31, 2002 of such common shares held by non-affiliates of the registrant was approximately $26.7 billion. (Aggregate market value estimated solely for the purposes of this report. This shall not be construed as an admission for the purposes of determining affiliate status.)

DOCUMENTS INCORPORATED BY REFERENCE

Part III: Portions of Registrant’s Proxy Statement relating to the Annual Meeting of

Stockholders to be held on May 21, 2003

PART I

ITEM 1.    BUSINESS

General

First Data Corporation (“FDC” or “the Company”) was established in its current form in 1992 through an initial public offering in connection with a spin-off from American Express. In 1995, FDC merged with First Financial Management Corporation, which included Western Union Financial Services, Inc. (“Western Union”) and much of what is now First Data Merchant Services (“FDMS”). The Company operates in four business segments: payment services, merchant services, card issuing services and emerging payments. The Company provides money transfer, official check, money order, electronic payment and stored-value card services in its payment services segment; credit and debit card transaction processing services on behalf of merchants, check verification and guarantee services and also operates an automated teller machine (“ATM”) network in the merchant services segment; card issuing and processing services for financial institutions issuing credit and debit cards and to issuers of oil/fuel, retail/private label, stored-value and smart cards in its card issuing services segment; and mobile payments, government payments and enterprise payment solutions in its emerging payments segment.

The Company’s business strategy is to generate recurring revenue by developing long-term contractual relationships with clients to support the Company’s core businesses going forward.

FDC’s facilities in the United States provide the vast majority of transaction processing services for each of the Company’s business segments. FDC’s processing units in the United Kingdom and Australia represent the Company’s only foreign operating locations of significance and they process transactions for card issuing services clients located outside of North America. These units also represent the only foreign operations of any significance which have local currency as their functional currency. Domestic facilities process substantially all international payment services and merchant services transactions. While these international transactions originate and settle outside of the United States, they are electronically routed to, and processed by, the Company’s United States based infrastructure. Each of the Company’s business segments has an international presence through various regional or country offices where sales, customer service and/or administrative personnel are based. Revenues generated from processing transactions outside of the United States, primarily in Australia and the United Kingdom for the card issuing segment, represented 3%, 4% and 5% of FDC’s total revenue for the years ended December 31, 2002, 2001 and 2000, respectively, and a comparable portion of FDC’s assets and earnings.

FDC considers strategic investment and acquisition opportunities, as well as divestitures. Acquisitions supplement FDC’s internal efforts to access new markets and client groups, while divestitures have been completed for business units lacking sufficient financial prospects or strategic importance. No assurance can be given with respect to the timing, likelihood or the financial or business effect of any possible acquisitions or divestitures.

FDC is incorporated in Delaware, and its principal executive offices are located at 6200 S. Quebec Street, Greenwood Village, CO 80111, telephone (303) 967-8000, Internet address - firstdatacorp.com. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge on the “Invest” portion of the Company’s web site, firstdatacorp.com shortly after they are filed with the Securities and Exchange Commission.

Significant Developments

The following discusses significant business developments that occurred during 2002.

In the payment services segment, Western Union made various investments and acquisitions. In January 2002, Western Union purchased a 25% equity interest in Christopher C. Varvias & Associates S.A., its money transfer agent in Greece with a network of approximately 500 locations in approximately 80 cities throughout the country. In April 2002, the Company acquired Paymap Inc. (“Paymap”), a financial services company that develops and markets innovative electronic payment services such as a mortgage payment accelerator. Western Union is leveraging its existing commercial distribution network to offer Paymap’s services to Western Union customers. Additionally, in June 2002, the Company acquired E Commerce Group Products Inc. (“E Commerce Group”), the provider of Speedpay, a proprietary technology that allows customers to initiate electronic bill payments to companies by phone, Interactive voice response (“IVR”) or the Internet. In December 2002, Western Union concluded a joint venture agreement with a subsidiary of the French Post Office. The joint venture holds a limited-purpose financial services license and will enable the Company to expand its network and product offerings in France.

In the merchant services segment, the Company entered into a merchant alliance agreement with SunTrust Banks, Inc. (“SunTrust”) in March 2002. This agreement expands a long-standing relationship with SunTrust, strengthening the Company’s presence in the southeast and mid-Atlantic states. In April 2002, TeleCheck Services, Inc. (“TeleCheck”), a wholly owned subsidiary of the Company, acquired substantially all of the assets of International Check Services, Inc. (“ICS”), a check acceptance company and provider of traditional and electronic check products.

In the third quarter of 2002, the Company acquired a controlling interest in each of three merchant alliances. In July 2002, the Company acquired substantially all of its partner’s 50% ownership interest in the Huntington Merchant Services alliance. In August 2002, the Company acquired the remaining 50% ownership interest in the Wachovia Merchant Services alliance. In September 2002, the Company obtained an additional ownership interest in the Wells Fargo Merchant Services alliance by contributing non-bank-allied merchants from its Unified Merchant Services portfolio to the alliance. Additionally, the Wells Fargo alliance arrangement was restructured, resulting in the Company gaining management control over the alliance. In the third quarter of 2002, revenues and expenses were retroactively restated to January 1, 2002, to reflect these three alliances as consolidated subsidiaries. These alliances were previously accounted for under the equity method of accounting.

Also in merchant services, the Company acquired PayPoint Electronic Payment Systems (“PayPoint”) in August 2002. PayPoint is a leader in electronic commerce and payment services, processing credit and debit transactions. PayPoint is one of the largest point-of-sale (“POS”) transaction processors of personal identification number based online debit (“PIN-based debit”) transactions and a leading national electronic payment processor. Additionally, in August 2002, the Company acquired a controlling interest in OMNIPAY, a Dublin, Ireland based international payment processor that provides foreign currency applications at the point-of-sale and back-office settlement operations. In September 2002, the Company entered into two ventures with CU Electronic Transaction Services (“CUETS”), a Canadian card processing company serving several credit unions. The Company has a 50% ownership interest in one of these ventures which is a merchant processing business that is accounted for using the equity method of accounting and a controlling interest in the other venture which is a merchant acquiring business that is consolidated. In the fourth quarter 2002, the Canadian merchant business of the Bank of Nova Scotia (“ScotiaBank”) was effectively acquired by Paymentech, which is jointly owned by FDC and Bank One. In November 2002, the Company entered into a contractual alliance with the Halifax Bank of Scotland (“HBOS”) under which the Company will process its merchant transactions and receive a substantial majority of HBOS’s merchant processing revenues.

In the card issuing services segment the Company acquired Active Resources in November 2002, which is a provider of payment managed services and outsourcing based in the United Kingdom. The acquisition enables the segment to expand into the United Kingdom payment market, specifically with data capture.

In April 2002, govONE Solutions, LP (“govONE”), an operating company of eONE Global (“eONE”), acquired GovConnect, Inc. (“GovConnect”), which provides consulting and design services to government customers seeking to migrate to or optimize existing electronic processing and payment environments. This acquisition complements govONE’s current product offering. eONE acquired BillingZone, LLC (“BillingZone”) in December 2002. BillingZone provides business-to-business electronic invoice presentment and payment solutions for enterprises and will serve as the basis for the development and distribution of a fully integrated financial processing and payments business.

Segment Information

The Company operates in four business segments: payment services, merchant services, card issuing services and emerging payments. Financial information relating to each of the Company’s industry segments is set forth in Note 16 to the Company’s Consolidated Financial Statements contained in this report.

Payment Services

Payment services primarily consists of its consumer-to-consumer money transfer business, which includes: Western Union Financial Services, Inc. (“Western Union”), which provides domestic and international money transfer services, Orlandi Valuta, which provides money transfer services from the United States to Mexico and certain other countries in Latin America, and its consumer-to-business bill payment services that includes: Paymap Inc. (“Paymap”), which transmits mortgage payments from a customer’s account directly to their mortgage lender; E Commerce Group Products Inc. (“E Commerce Group”), known for its Speedpay service, which allows companies to receive electronic bill payments and other services such as transferring payments from consumers to utility companies, collection agencies, financial companies and other institutions. Also included in the segment are Integrated Payment Systems (“IPS”), a leading provider of official checks and money orders to the financial services industry, and ValueLink and Gift Card

Services, which offer prepaid stored-value card issuance and processing services. Consumer-to-consumer money transfer transactions totaled 67.8 million in 2002, compared to 55.8 million in 2001 and 44.6 million in 2000 while its consumer-to-business transactions totaled 173.1 million in 2002, compared to 141.0 million in 2001 and 100.9 million in 2000. The consumer-to-business transactions for 2002, 2001 and 2000 include E Commerce Group and Paymap as if they were consolidated subsidiaries as of January 1, 2000, to provide a more meaningful comparison. Payment services revenues from external customers comprised 38% of FDC’s total revenues in 2002, compared with 37% in 2001 and 36% in 2000.

As a leading provider of nonbank money transfer services, Western Union and its subsidiaries have an agent network of more than 56,000 agent locations in North America (United States, Canada and Mexico) and more than 95,000 international agent locations to provide money transfer services to consumers in more than 195 countries and territories. The primary market for these services is comprised of people who periodically need to send or receive cash quickly to meet emergency situations, to send funds to family in other locations or to use nonbank financial services to pay bills or meet other obligations. Western Union offers several bill payment services, including transferring payments from consumers to utility companies, collection agencies, finance companies and other institutions; initiating e-commerce bill payments through multiple sources; and remitting mortgage payments from a customer’s account directly to their mortgage lender. Additionally, Western Union sells money orders issued by IPS as part of its service offerings.

IPS issues official checks, which are primarily sold through financial institutions and money orders, which are sold at financial institutions and Western Union agent locations. Official checks serve as an alternative to a bank’s own disbursement items such as teller’s or bank checks.

ValueLink and Gift Card Services develop, implement and manage prepaid stored-value card programs with brick and mortar, Internet and international applications for national, regional and local retailers.

In the payment services segment, the Company primarily derives its revenues from three sources; transaction fees charged to consumers; investment income earned on the investment of funds received from the sale of payment instruments (primarily official checks and money orders); and in certain transactions the Company generates revenue by acquiring currency at wholesale exchange rates and providing the currency to consumers at retail exchange rates.

The majority of the segment’s revenues are derived from money transfer transactions. Money transfer transactions generated 80%, 80% and 81% of the segment’s revenues for the years ended December 31, 2002, 2001 and 2000, respectively. For the year ended December 31, 2002, international, domestic (including Canada) and Mexico consumer-to-consumer money transfers represented 52%, 21% and 7%, respectively, of total money transfer revenue. For the year ended December 31, 2001, international, domestic (including Canada) and Mexico consumer-to-consumer money transfers represented 50%, 23% and 9%, respectively, of total money transfer revenue. For the year ended December 31, 2000, international, domestic (including Canada) and Mexico consumer-to-consumer money transfers represented 44%, 25% and 12%, respectively, of total money transfer revenue. For those same three years, the remaining money transfer revenue is attributable to consumer-to-business transactions. International money transfer revenue includes U.S. outbound transactions destined for foreign countries other than Mexico.

The Company enters into agency agreements with third parties to provide its money transfer services. Outside the United States, many of the agreements are with banks and national post offices, whose networks currently represent approximately 70% of the international agent locations. Certain agents outside the United States enter into sub-agency agreements with other parties referred to as sub-agents. In a typical consumer-to-consumer money transfer transaction, a consumer goes to one of the Company’s third-party agent locations, completes a form and pays the agent a fee. The sending agent enters the transaction data into the Company’s data processing system, from which it is processed by the Company and made available for payment at agent locations throughout the Company’s network. The fee paid by the sender is based on the principal amount of the transaction and the location to which the funds are to be transferred. This transaction fee is set by the Company and is recorded as revenue. The Company derives additional revenue from currency exchange spreads in its international and Mexico money transfer business. These spreads are the difference between the retail currency exchange rate provided to the consumer and the more favorable rate received when Western Union trades dollars in the international money market. Generally, there are two agent locations involved in a money transfer transaction, the agent initiating the transaction (the “send agent”) and the agent disbursing funds (the “receive agent”). The send and receive agents each earn a commission generally based on a percentage of the fee charged to the customer. These commissions are included in “cost of services” in the Consolidated Statements of Income. Outside the United States, some agents also share in the foreign exchange revenue associated with money transfer transactions.

Western Union settles with the vast majority of its agents in U.S. dollars and euros. The Company utilizes derivatives, primarily forward contracts and purchased put options, to hedge against the risks associated with currency fluctuations. Limited foreign currency risk arises with respect to the agent settlement process. The foreign currency exchange risk is limited because the majority of money transfer transactions are paid shortly after they are initiated and agent settlements occur daily in most instances.

IPS’s money order and official check services generate revenue primarily through IPS’s ability to invest funds pending settlement. IPS invests these funds in high–quality, lower-yielding investments to minimize its exposure to credit risks. These investments are primarily in high quality municipal bonds. In a money order transaction, a consumer purchases a money order from an agent. The agent selling the money order generally remits the funds collected from the consumer to IPS within a matter of days of the transaction date. An agent generally does not receive a commission on the sale of a money order, but is compensated by charging a fee to the consumer. In an official check transaction, a consumer will procure an official check from one of IPS’s agents, typically a financial institution. The official check agent generally is required to remit the funds collected from the consumer to IPS the following day. IPS pays its official check agents commissions based on short-term variable rates and the balance of outstanding official checks. IPS considers this to be a revenue sharing arrangement and, therefore, nets the commissions paid to official check agents against the revenues it earns from its investments.

Revenues from external customers attributable to transactions originating in the United States accounted for 79%, 81% and 84% of payment services’ revenues from external customers for the years ended December 31, 2002, 2001 and 2000, respectively. The balance of the segment’s revenues from external customers is attributable to transactions originating outside of the United States. No individual foreign country accounted for more than 6%, 7% and 11% of the segment’s revenues from external customers for the years ended December 31, 2002, 2001 and 2000, respectively. Revenues generated from foreign currency spreads represented 10%, 11% and 12% of payment services revenues for the years ended December 31, 2002, 2001 and 2000, respectively.

Merchant Services

The merchant services segment is primarily comprised of FDMS, including TASQ Technology Inc. (“TASQ”), and PayPoint. Additionally, TeleCheck, NYCE Corporation (“NYCE”), and First Data Financial Services (“FDFS”) are included in the merchant services segment. This segment provides merchants with credit and debit card transaction processing services, including authorization, transaction capture, settlement, Internet-based transaction processing, stored-value and loyalty card transaction processing, and check verification and guarantee services. This segment also provides processing services to debit card issuers and operates an ATM network. The percentages of FDC’s revenues from this segment’s services from external customers were 34%, 31%, and 27% during the years ended December 31, 2002, 2001 and 2000, respectively.

FDMS provides merchant credit and debit card transaction processing services and, along with TASQ and PayPoint, accounts for approximately 68% of the merchant segment’s revenue. Its services include authorization, transaction capture, settlement, chargeback handling, and Internet-based transaction processing. The vast majority of these services pertain to transactions in which payment to merchants is made through MasterCard or VISA bankcards. TASQ provides point-of-sale devices and other equipment necessary to capture credit, debit, ATM, check, Internet and smart card transactions for the Company’s merchant business and other third parties. PayPoint is one of the largest POS transaction processors of PIN-based debit transactions and a leading national electronic payment processor.

TeleCheck, a check acceptance company, provides electronic check conversion, check guarantee, check verification and collections services. NYCE operates an ATM network, provides PIN-based debit point-of-sale services and provides real-time payment solutions such as ATM management and monitoring services, and debit card issuance and authorization solutions. FDFS, through a majority owned subsidiary, provides credit card, debit card and ATM services to gaming establishments and their customers.

A key element of FDMS’s strategy in the merchant services segment continues to involve its alliances with banks and other financial institutions and implementation of international, debit and Internet commerce initiatives. Under the alliance program, FDMS and a bank create a joint venture, either contractually or through a separate legal entity. Merchant contracts are contributed to the venture by the Company and/or the bank. New merchant business is solicited by the alliance’s (and in some cases, the financial institution’s) sales force. Each alliance requires successful management of the relationship between the Company and the financial institution owner of that alliance. FDMS benefits by providing processing services for the alliance and its merchant customers, while the bank benefits by maintaining the merchant banking relationship. Alliance financial institutions provide card association sponsorship, clearing, and settlement services, while FDMS provides transaction processing and related functions; both owners may provide management, marketing, and other administrative services. As of December 31, 2002, there were 24 participating banks in the program.

The alliance strategy could be affected by further consolidation among financial institutions. Merchant services expects that the shift in payment methods from cash and check to electronic and card-based payments will continue to benefit the Company’s internal growth. Internet commerce, international expansion, and an increased number of debit transactions present growth opportunities for the merchant services segment.

During 2002, merchant services focused on three market centric investment strategies. First, merchant services made significant product and service investments in POS and back-office technologies. The acquisition of PayPoint solidified FDC’s position as a leader in online debit processing and drove FDC’s growth in key vertical markets traditionally served by PIN-based debit transactions. FDC also introduced PIN-based debit dispute capability to reduce back-office costs and meet merchant needs for efficient dispute resolution and also implemented multi-currency functionality. Secondly, merchant services strengthened its successful alliance strategy by increasing ownership of a number of merchant alliances, extending referral relationships, and aligning merchants with local branches within specific geographic footprints. The alliance strategy continues to meet the market needs by lowering attrition, increasing the value proposition for the merchant, and maximizing the financial performance of the segment. Lastly, merchant services continued the expansion into international markets. Investments and alliance partnerships were established with CUETS, HBOS and ScotiaBank.

FDMS’s revenues are generated from fees charged for processing and related services performed for the alliances and other merchant acquirers; fees are generally based on a percentage of dollar volume processed or on a per transaction basis. The Company provided merchant processing services to approximately 3 million merchant locations in 2002. The Company provided full service North America merchant card processing primarily on Visa and MasterCard transaction dollar volume and PIN-based debit at the point-of-sale totaling $562.5 billion in 2002, compared with $491.1 billion in 2001 and $451.7 billion in 2000. Merchant transactions processed totaled 10.2 billion in 2002, compared to 8.8 billion in 2001 and 8.0 billion in 2000.

The following describes the steps involved in processing a credit or debit card transaction.

There are a number of different entities involved in a merchant transaction including the cardholder, card issuer, merchant, merchant acquirer, electronic processor and card association or debit network. The card issuer is the financial institution that issues the credit or debit card, authorizes transactions after determining whether the cardholder has sufficient available credit or funds for the transaction, and provides funds for the transaction. Some of these functions may be performed by an electronic processor (such as First Data Resources) on behalf of the issuer. The card association is Visa or MasterCard or a debit network that routes the transactions between FDMS and the card issuer. The merchant is a business from which a product or service is purchased by a cardholder. The acquirer contracts with merchants to facilitate their acceptance of transaction cards. The merchant acquirer may do its own processing or, more commonly, may outsource those functions to an electronic processor such as FDMS. The acquirer/processor serves as an intermediary between the merchant and the card issuer by, first obtaining authorization from the card issuer, second transmitting the transaction to the card issuer through the applicable card association, and third paying the merchant for the transaction. As a processor, FDMS typically receives the funds from the issuer via the card association prior to paying the merchant.

A transaction occurs when a cardholder purchases something from a merchant who has contracted with an alliance or other FDMS processing customer. When the merchant swipes the card through the point-of-sale terminal (which is often sold or leased, and serviced by FDMS), FDMS obtains authorization for the transaction from the card issuer, verifying that the cardholder has sufficient credit or adequate funds for a PIN-based debit transaction. Once the card issuer approves the transaction, FDMS or the alliance “acquires” the transaction from the merchant and then transmits it to the applicable card association or debit network, which then routes the transaction information to the card issuer. Upon receipt of the transaction, the card issuer delivers funds to FDMS via the association. Generally, FDMS funds the merchant after it receives the money from the association. Each participant in the transaction receives compensation for processing the transaction. For example, in a transaction for $500.00 with a merchant “discount rate” (i.e. fee) of 2%, the card issuer will fund the association $492.50 and bill the cardholder $500.00 on its monthly statement. The association will retain assessment fees of $0.50 and forward $492.00 to FDMS. FDMS will retain $2.00 and pay the merchant $490.00. The card issuer retains the remaining $7.50 of the merchant discount, referred to as interchange.

The Company and its alliances, as merchant acquirers, have certain contingent liabilities for the transactions acquired from merchants. This contingent liability arises in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder’s favor. In such a case, the transaction is “charged back” to the merchant and the disputed amount is credited or otherwise refunded to the cardholder. If the Company or alliance is unable to collect this amount from the merchant, due to the merchant’s insolvency or other reasons, the Company or alliance will bear the loss for the amount of the refund paid to the cardholder. In most cases, this contingent liability situation is unlikely to arise because most products or services are delivered when purchased, and credits are issued on returned items. However, where the product or service is not provided until sometime following the purchase (e.g. airline or cruise ship tickets), the contingent liability is more likely. The Company mitigates its risk by attempting to obtain collateral from merchants considered higher risk because they have a time delay in the delivery of services, operate in industries that experience chargebacks or are less creditworthy.

TeleCheck revenues are primarily earned by charging merchant fees for check verification or guarantee services. The majority of TeleCheck’s business involves providing check guarantee services for checks received by merchants. Under the guarantee service, when a merchant receives a check in payment for goods and services, the transaction is submitted to and analyzed by TeleCheck. TeleCheck will either approve or decline to approve the check for warranty coverage under its guarantee service. If TeleCheck approves the check for warranty coverage and the merchant accepts the check, the merchant will deposit the check in its bank account. If the check is returned unpaid by the merchant’s bank and the returned check meets the requirements for warranty coverage, TeleCheck is required to purchase the check from the merchant at its face value. TeleCheck then owns the purchased check and pursues collection of the check from the check writer. As a result, TeleCheck bears the risk of loss if it is unable to collect the returned check from the check writer. TeleCheck earns a fee for each check it guarantees, which is generally determined as a percentage of the check amount. TeleCheck guarantee services are also offered utilizing TeleCheck’s Electronic Check Acceptance® service (“ECA®”), which converts a paper check written at the point-of-sale into an electronic item, and processes the transaction electronically. Funds are moved from the check writer’s account into the merchant’s account electronically. Under the verification service, when a merchant receives a check in payment for goods or services, the transaction is submitted to and analyzed by TeleCheck, which will either recommend the merchant accept or decline the check. If the merchant accepts the check, the merchant will deposit the check in its bank account. If the check is returned unpaid by the merchant’s bank, TeleCheck is not required to purchase the check from the merchant and the merchant bears all risk of loss on the check. TeleCheck earns a fee for each check submitted for verification, which is generally a fixed amount per check.

NYCE is a debit card processor that serves more than 54 million cardholders through 88,000 ATMs and 517,000 point-of-sale locations. FDC owns approximately 64% of NYCE. Revenue is primarily earned on a fee-per-transaction basis.

FDFS is a majority owner of Global Cash Access, LLC (“GCA”), a joint venture formed in 1998, and fully consolidated in 2000. GCA provides cash access, financial management and customer relationship marketing technologies to the gaming industry at approximately 1,000 gaming properties. GCA processes approximately $11.0 billion in funds through 56.9 million ATM, credit and debit cash advance and check guarantee transactions annually. Revenues are primarily earned on a per transaction basis.

The segment generates revenue from other sources such as the sale and leasing of point-of-sale devices, mainly by FDMS and royalty income.

The Company has significant alliance relationships with two financial institutions in the merchant services segment. Revenues associated with the alliance relationships with these two institutions combined represent approximately 12% of the merchant services segment revenues. The Company has the first right to purchase the respective merchant alliance portfolio upon termination of an alliance; as such, termination of the alliance relationships, combined or individually, would not have a material impact on the revenues or earnings if such right were exercised.

Revenues from external customers attributable to transactions originating in the United States accounted for 97% of merchant services’ revenues for the years ended December 31, 2002, 2001 and 2000. The balance of the segment’s revenues from external customers is attributable to transactions originating outside of the United States. No individual foreign country accounted for more than 2% of the segment’s revenues for any of the three years in the period ended December 31, 2002.

Card Issuing Services

The card issuing services segment primarily encompasses domestic and international card processing. Within this segment, First Data Resources (“FDR”) (with its principal operating facilities in Omaha, Nebraska), First Data Europe (“FDE”) (with its principal operating facilities in the United Kingdom) and First Data Resources Australia (“FDRA”) (with its principal operating facilities in Australia) provide a comprehensive line of products and processing services to financial institutions issuing Visa and MasterCard credit cards, debit cards and oil/fuel cards, retail/private label cards, stored-value cards and smart cards. Financial institution clients include a wide variety of banks, savings and loan associations and credit unions. Other services in this segment include business solutions in the areas of risk and fraud management and information verification associated with granting of credit, debt collection and customer service. Additionally, PaySys International, Inc. (“PaySys”), a global provider of credit card transaction processing software and processing services to banks, retailers and third party processors, is included in the segment.

At December 31, 2002, the segment had more than 325 million card accounts on file and a pipeline of more than 82 million accounts. The Company expects to convert nearly 37 million of the 82 million accounts in 2003. The remaining accounts are expected to be converted in 2004. Collectively, this segment’s revenues from external customers constituted 25% of the Company’s total revenues in 2002, 29% in 2001 and 32% in 2000. These percentages are enhanced as revenues and expenses include reimbursable postage and other costs.

Processing services includes account maintenance, transaction authorizing and posting, statement generation and printing, embossing, fraud and risk management services and settlement. The Company has the capability to provide a full array of services throughout the period of each card’s use, starting from the moment a card-issuing client accepts an application for a transaction card. The Company’s in-house embossing facility can issue cards for new accounts and at renewal dates (established by the client) for existing card accounts. FDR’s fraud management services monitor the unauthorized use of cards which have been reported to be lost, stolen, or which exceed credit limits. The Company’s fraud detection systems help identify fraudulent transactions by monitoring each cardholder’s purchasing patterns and flagging unusual purchases. Cardholder statements are prepared and mailed directly to cardholders using the Company’s in-house mail facilities. Examples of other service offerings include cardholder database analysis, cardholder behavior scoring, customized communications to cardholders and proprietary oil card processing services.

Currently, FDC’s operations in the United Kingdom and Australia are the Company’s principal processing facilities located outside the United States. FDC provides card processing services in the United Kingdom, with 22.8 million card accounts on file at December 31, 2002 compared to 18.0 million at December 31, 2001. Services provided generally mirror the Company’s domestic services. The Company also provides third-party bankcard processing to customers in Canada and portions of Latin America. In Australia, FDC operates the largest independent electronic funds transfer network in that country, providing ATM, Electronic Funds Transfer (“EFT”), POS, smartcard, pay-by-phone and Internet payment processing services to more than 400 financial institutions, card issuers and merchant clients, as well as providing credit and merchant account processing services similar to the domestic operations.

The Company also generates revenue from programming requests for certain customers and from software licensing and maintenance fees from PaySys’ VisionPLUS software.

Revenues for card issuing services are derived from fees payable under contracts that primarily depend on the number of accounts maintained or transactions processed. FDR provides a multitude of transaction-based services, which are separately priced and negotiated with clients. Most contracts provide for the payment of minimum annual processing fees, payable without regard to transaction volume. In some instances, FDR may make an advance payment to a client upon the signing or extension of a processing contract with the Company. FDR makes these payments primarily to compensate new clients for dedicating the resources to change service providers or to outsource an internal service function.

The Company has significant customer relationships with two financial institutions in the card issuing services segment. Combined, these institutions represent approximately 19% of the card issuing services segment revenue. One of these institutions notified the Company of its intention to deconvert its accounts on file as discussed in Item 7 of this Form 10-K.

Revenues from external customers attributable to transactions originating in the United States accounted for 83% of card issuing services revenues for each of the years ended December 31, 2002, 2001 and 2000. The balance of the segment’s revenues from external customers is attributable to transactions originating outside of the United States. Revenues derived from external customers of the Company’s processing subsidiary in the United Kingdom represented 10%, 12% and 15% of card issuing services revenues for the years ended December 31, 2002, 2001 and 2000, respectively. Other than the United Kingdom, no individual foreign country accounted for more than 2% of the segment’s revenues from external customers for any of the three years in the period ended December 31, 2002.

Emerging Payments

The Company established the emerging payments segment in the third quarter of 2000. The emerging payments segment consists of a majority interest in eONE and its subsidiaries discussed herein, which includes govONE, a provider of electronic tax processing services to governmental agencies directly and through banks. GovConnect offers professional services, service delivery technologies, operational support and payment processing for government entities. Taxware, a provider of worldwide commercial tax compliance systems, provides a simplified business tax calculation and compliance process with solutions for sales and use taxes. Encorus Technologies (“Encorus”), a provider of mobile payment products, is a software company working in the wireless payments market. Working with mobile network operators, Encorus is developing an open, inter-operable, global payment network. BillingZone is a provider of electronic invoice presentment and payment services for businesses. eONE is focused on identifying, developing, commercializing and operating emerging payment systems and related technologies in three areas: mobile payments, government payments and enterprise payments. FDC owns approximately 75% of eONE.

The largest revenue source is comprised of fees based on transaction volumes processed and is recognized at the time a transaction is processed. This segment also provides professional services, primarily to governmental entities. Revenue from these services is recognized as work is performed. In addition, this segment has software license revenue, recognized when all delivery criteria have been fulfilled, and maintenance revenue, recognized on an as earned basis.

All Other and Corporate

The remainder of the Company’s business units are grouped in the all other and corporate category, which includes Teleservices, Call Interactive and corporate operations.

Teleservices is a provider of voice-center services to telecommunications and financial services industries. The Company operates two sophisticated voice operations centers in the United States that provide a full range of high-volume, inbound telephone operator services, including customer support, long-distance service, directory assistance and multilingual customer service. Call Interactive is a provider of IVR services. Call Interactive offers customized toll-free telephone interactive voice services that gather, process and distribute information for client needs for both promotional and long-term projects. Revenues from these services consist of fees paid by clients, which are generally based on call volume, duration and the number of transactions.

Marketing

FDC markets its services through a variety of channels including direct solicitation and general advertising. The Company’s employees are utilized in the direct solicitation of new clients and the cross selling of additional FDC services to existing clients. Generally, each business unit has a separate dedicated sales force that, in addition to its own product offerings, may also market services of the other business units to provide a full suite of services. The Company markets on a nationwide basis for card issuing services products and a combination of worldwide, nationwide and regionally for its payment services products. Most of the merchant services businesses are marketed regionally by sales forces associated with the bank alliances.

Direct sales efforts by Company employees, bank alliance partner employees and independent sales organizations have been effective in signing new merchant clients in the merchant services segment. Additionally, alliance partners provide referrals to their respective alliance’s dedicated sales force from their bank branches. For example, when a merchant opens a new account at a bank, the bank will refer it to the alliance to obtain transaction processing services.

General advertising of the Company’s services is accomplished through industry and trade publications, direct mail, telemarketing, participation in trade conventions and Company-sponsored seminars. Western Union maintains a broad based advertising and marketing program supporting the Western Union brand name and public awareness of Western Union’s services. These advertising programs include the use of television, radio and print media.

Intellectual Property

FDC owns many trademarks, patents and other intellectual property that are very important to its future success. Many of these items provide the Company with a competitive advantage and therefore must be safeguarded.

Protecting and maintaining the status of the Company’s trademarks is extremely important to the Company. Of particular importance is the Western Union trademark that is widely recognized and is associated with quality and reliable service. Loss of the proprietary use of the Western Union trademark or a diminution in the perceived quality associated with that name would potentially cause significant harm to the Company’s growth in the money transfer business. Other trademarks of importance include TeleCheck and VisionPLUS. These names are also critical to the success of the respective business units and, to a lesser degree, to the overall health of FDC.

Most of the segments’ services and products are based on proprietary software that is updated to meet customer needs and remain competitive. Protecting the Company’s rights to its proprietary software and the patents related to them is critical, as it allows the Company to offer distinctive services and products to customers, which differentiates it from competitors. The patent protection associated with the Company’s systems and software expires at different times over the next one to 20 years. Since technology continues to develop at a rapid pace, the Company does not foresee any critical software becoming unprotected during a timeframe that would hurt its competitive advantage.

Seasonality

Portions of the Company’s business are seasonal. FDC’s revenues and earnings are affected favorably by increased card and check volume during the holiday shopping period in the fourth quarter and, to a lesser extent, during the back-to-school buying period in the third quarter.

Regulation

In the United States, various aspects of FDC’s service areas are subject to federal and state regulation which, depending on the nature of any noncompliance, may result in the suspension or revocation of any license or registration at issue, as well as the imposition of civil fines and criminal penalties. Certain of the Company’s services also are subject to regulation by various foreign jurisdictions as more fully described below.

As a provider of electronic data processing services directly to governmental agencies, the Company is subject to review by various federal and state regulatory agencies. The Company’s First Financial Bank (“FFB”) and Western Union Bank subsidiaries are limited purpose banks which conduct limited banking functions in connection with affiliated Company businesses. They are subject to regulation and examination by the FDIC and applicable state and federal banking agencies. These two banks were consolidated at year-end and, beginning in 2003, will operate as a combined business as FFB in the state of Colorado. First Data Loan Company Canada (“FDLCC”), through which the Company conducts its merchant acquiring activities in Canada, is subject to regulation and examination by the Office of the Superintendent of Financial Institutions and to various provincial registration and licensing requirements. These financial institution subsidiaries are also subject to various national and local banking and consumer protection laws and regulations that apply to the activities they conduct in their respective jurisdictions. In addition, FFB is a member of VISA and MasterCard and is subject to the rules of those associations, including a capital requirement based on the merchant credit card processing volume and risk profile of the merchant transactions cleared through FFB. FDLCC is a member of MasterCard in Canada and subject to MasterCard rules. Both FDR and FDMS are registered with Visa and MasterCard as service providers for member institutions. As such, the Company is subject to applicable card association rules, which could subject it to a variety of fines or penalties that may be levied by the card associations for certain acts and/or omissions on the part of the Company, its acquirer customers and/or their merchants. The Company mitigates this risk by maintaining an extensive card association compliance function.

Because FDR and FDMS provide data processing services for financial institutions, they are subject to examination by the Federal Financial Institutions Examination Council, an interagency body comprised of the federal bank and thrift regulators and the National Credit Union Association.

Certain TeleCheck activities are subject to the Federal Fair Credit Reporting Act, various similar state laws and the Gramm-Leach-Bliley Act based on TeleCheck’s maintenance of a database containing the check-writing histories of consumers and the use of that information in connection with its check verification and guarantee services. The collection business within TeleCheck is subject to the Fair Debt Collection Practices Act and various similar state laws.

TeleCheck may become subject to further regulation in the future as legislatures, both federal and state, enact additional legislation aimed at regulating the collection, storage and use of data and databases regarding consumers. In particular, legislation reducing or eliminating access to and use of information on drivers licenses, requiring blocking of access to credit reports or scores or mandating score or scoring methodology disclosure could reduce the effectiveness of TeleCheck’s risk management tools or otherwise increase its costs of doing business.

The Company also provides certain services that are subject to (i) international and United States anti-money laundering laws such as the Bank Secrecy Act, (ii) privacy regulations such as the Gramm-Leach-Bliley Act, which provides for certain notices of privacy policies and the right to opt out of certain uses of nonpublic personal information to be given to consumers and customers of financial institutions, and limits the use, reuse and disclosure of certain nonpublic personal information, and (iii) the Fair Debt Collection Practices Act. Additionally, the Company and its subsidiaries are subject to various state and federal laws, which regulate competition. The Company continues to implement policies and programs as well as adapt its business practices and strategies to help it comply with these laws and regulations.

In the United States, most states license money transfer services providers and issuers of payment instruments (such as official checks and money orders) and many require, among other things, that proceeds from the sales of such instruments be invested in high-quality marketable securities prior to the settlement of the transactions. Such licensing laws also may cover matters such as regulatory approval of agent locations and the filing of periodic reports by the licensee. The Company is required to obtain and maintain licenses to conduct such operations, which generally require the Company or the licensed subsidiary to demonstrate and maintain levels of net worth and/or liquidity. In addition, the Company’s services related to money transfers also are regulated at the state level by banking commissions or similar authorities, which impose similar requirements.

The Company’s payment services business also is subject to regulation in the United States by the federal government. In addition, the money transfer business is subject to some form of regulation in each of the 195 countries and territories in which such services are offered. The Company has developed compliance programs to monitor regulatory requirements and developments, and to implement policies and procedures to help satisfy these requirements. It is important to recognize, however, that the Company’s money transfer network operates through independent agents in most countries, and the Company’s ability to directly control such agents’ compliance activities is limited. However, the Company has developed compliance programs focused on agent training and monitoring to help ensure legal and regulatory compliance by its agents. Additionally, the Company continues to enhance its compliance policies and programs to help augment its compliance efforts.

Notwithstanding these efforts, the number and complexity of regulatory regimes around the world pose a significant challenge to the Company’s money transfer business. A violation of law may result in civil or criminal penalties or a prohibition against a money transmitter and/or its agents from providing money transfer services in a particular jurisdiction. Following the events of September 11, 2001, the United States and many other countries have imposed or are considering a variety of new regulations focused on the detection and prevention of money transfers to or from terrorists and other criminals. The Company participated in drafting some of these regulatory plans and continues to implement policies and procedures to help satisfy these requirements. These additional efforts increase the Company’s cost of doing business. Competitors who may not satisfy these regulatory requirements but who continue to operate may pose a competitive disadvantage to the Company’s money transfer business. The Company believes that the trend toward additional regulation will continue.

During the course of an examination of Western Union by the New York State Banking Department (the “Banking Department”), the Banking Department identified alleged deficiencies relating to the federal Bank Secrecy Act, 30 USC §5311 et. seq. and its implementing regulations (the “BSA”), the Official Compilation of Codes, Rules and Regulations of the State of New York, title 3, Part 300.1(c) (“Part 300”), and the supervision of agents required under New York Banking Law Section 651-b and Part 406.3(g), as well as alleged failures to make certain filings under the BSA and Part 300 and to maintain a satisfactory compliance program. The alleged deficiencies were due in part to the limitations of a cumbersome legacy compliance system and in part to difficulties encountered in the ongoing migration from that legacy system to a more automated compliance system and the centralization of the compliance function in connection with the system change.

To resolve the matter without further action, and without an admission of wrongdoing by Western Union, on December 18, 2002, Western Union and the Banking Department entered an agreement related to Western Union’s enhanced regulatory compliance program. The agreement required a monetary payment of $8 million to the Banking Department. As part of the agreement, Western Union submitted its enhanced compliance program to the Banking Department for approval. Western Union also has been working with the U.S. Department of the Treasury (the “Treasury Department”) regarding the Treasury Department’s determinations related to filings required under the BSA for transactions occurring throughout the United States. Without admitting or denying the Treasury Department’s determinations, on March 6, 2003, Western Union entered into a Consent to the Assessment of Civil Money Penalty and Undertakings with the Treasury Department (the “Consent Agreement”) to achieve a nationwide resolution of Western Union’s liability under the BSA arising out of the facts set forth in the Consent Agreement. Pursuant to the Consent Agreement, Western Union agreed to pay a monetary payment of $3 million to the Treasury Department and, by June 30, 2003, to (i) conduct additional testing of its systems by conducting further research to identify suspicious activity in 2002 reportable under the BSA and file additional reports as appropriate, (ii) file additional reports of certain currency transactions that occurred in 2002 that have been identified by Western Union, (iii) ensure that all of its money services business products will be subject to an effective system of review for reporting suspicious transactions under the BSA, and (iv) establish an enhanced nationwide due diligence policy to monitor its agents for BSA compliance. Western Union continues to coordinate with certain state regulators which may result in additional filings or monetary assessments.

Foreign and domestic governments may impose new rules on money transfers, including regulations which (i) prohibit transactions to or from certain individuals, entities or countries; (ii) impose additional reporting requirements in connection with money transfers; (iii) limit the entities capable of providing money transfer services; (iv) limit or restrict the revenue which may be generated from money transfers, including revenue derived from foreign exchange; (v) require additional consumer disclosures; or (vi) limit the number or principal amount of money transfers which may be sent to or from the jurisdiction.

The Company is also subject to various state escheat laws which require the Company to turn over to the appropriate state certain property of others held by the Company that has been unclaimed for a specified period of time. A number of the Company’s subsidiaries hold property subject to state escheat laws and the Company has an ongoing program to comply with those laws. Periodically, the Company is subject to audits with regard to escheatment. In 2002, nineteen states notified the Company of their intent to conduct an audit of the Company’s escheatment of unclaimed property.

Competition

Each of the Company’s business segments face significant competition. The most significant competitive factors related to the Company’s services are agent network, quality, data security, breadth of features and functionality, technical expertise, reliability and speed of service, scalability and flexibility of infrastructure, development and launch of new products and services, customer service and price.

FDC is not aware of any single competitor that provides the same range of services; however, FDC faces significant competitors in each of its service areas. The Company also competes with companies that internally perform processing or other related services offered by FDC. In addition, the Company believes that enacted changes in telecommunications and other laws, and developments regarding the Internet and other new technologies related to electronic commerce may result in increased competition.

FDC creates a differentiated competitive position in its service areas by offering a menu of enhanced services to clients. These enhanced services often involve technologically sophisticated reporting features that add value to information derived from the Company’s transaction processing databases.

In the payment services segment, Western Union’s money transfer business competes with established financial institutions, international and regional providers and numerous niche or corridor providers. The Company also competes with bank wire transfer services. Recently, emerging technology associated with the Internet, ATMs and other media have begun to provide money transfer services in ways that compete with Western Union. In addition, the Company faces several smaller established competitors in providing commercial money transfer services. FDC’s official check and money order businesses compete primarily with financial institutions with in-house check products and with postal money orders and money orders of other providers, respectively.

The Company’s merchant services processing business and its alliances compete against several smaller national service providers and banks that continue to provide these services to their merchant customers. In many cases, those alliances also compete against each other for the same business. FDC’s check acceptance area is in competition principally with two other national companies. The Company also faces significant competition from regional and national operators of ATM networks.

FDC’s card issuing segment competes with smaller third-party cardholder processors as well as banks that issue and process their accounts internally.

In both the merchant services and card issuing segments, the card associations—Visa and MasterCard—are increasingly offering products and services that compete with those of the Company. Visa, in particular, has expressed its ambition to be an electronic payments company, not just a credit card company. As discussed more fully in Item 3 (“Legal Proceedings”) below, the Company has countersued Visa for using its market power and rule making ability to prevent the Company from competing with Visa for certain network services. It is not possible to determine at this time how and to what extent that litigation, and the card associations’ increased interest in electronic payment services, may affect the Company’s competitive position.

The emerging payments segment’s eONE businesses each have its own set of competitors. eONE’s businesses all have numerous competitors due to the emerging nature of the respective markets, and no competitor is considered dominant.

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

Significance of Certain Customer Relationships

The Company does not have any significant customers that account for 10% or more of total revenues.

Industry Trends

Technological capabilities required for the rapid and efficient creation, processing, handling, storage and retrieval of information are becoming increasingly complex. These capabilities require significant development efforts, capital expenditures and processing expertise, and have contributed to a trend toward the outsourcing of processing services, which benefits the Company. In addition, the evolution of these capabilities is creating new competitors with innovative solutions, and also is driving an industry-wide consolidation, which is creating more established competitors. The Company has witnessed and is involved with emerging technologies, such as wireless paperless products, stored-value cards and other custom payment solutions. These emerging technologies will continue to be a significant factor when considering the growth of the Company with respect to the continued conversion from paper processing to electronic transaction processing.

Merchant services expects that the shift from cash and check transactions to electronic and card transactions will continue to create growth opportunities. Bank industry consolidation impacts existing and potential clients in FDC’s service areas, primarily relating to card issuing services and merchant services. In addition, certain merchant processing alliance relationships have been impacted as a result of consolidations. In the aggregate, bank mergers have not significantly affected the Company to date. However, FDC could lose business in connection with future client mergers if the surviving or acquiring entity utilizes in-house processing services or those of a competitor of the Company.

Employees and Labor Relations

At December 31, 2002, the Company employed approximately 29,000 employees, approximately 95% of which were full-time employees. FDC has approximately 2,600 employees in the United Kingdom, a portion of which are members of UNIFI (formerly the Banking Insurance & Finance Union). In addition, Western Union has two four-year labor contracts (expiring August 6, 2004) with the Communications Workers of America, and AFL-CIO and its local 1177, both representing employees in the United States, representing 42% of approximately 2,900 worldwide Western Union employees. The majority of the Company’s employees are not otherwise represented by any labor organization. The Company believes that its relations with its employees and the labor organizations identified above are good.

Executive Officers of the Registrant

See Item 10 of this Form 10-K.

ITEM 2.    PROPERTIES

As of December 31, 2002, the Company and its subsidiaries owned or leased approximately 243 domestic (U.S. & Canada) properties, totaling approximately 6.5 million square feet, and approximately 50 properties internationally, totaling approximately 954,000 square feet. These facilities are used for operational, sales and administrative purposes.

	Leased Facilities		Owned Facilities		Facilities Leased with Option to Buy
	No.	Appr. Sq. Ft.	No.	Appr. Sq. Ft.	No.	Appr. Sq. Ft.
Facilities in the United States
Payment Services	59	1,082,000	—	—	1	167,000
Merchant Services	126	1,553,000	1	97,000	1	106,000
Card Issuing Services	21	1,141,000	9	1,337,000	2	281,000
Emerging Payments	14	168,000	—	—	—	—
All Other and Corporate	8	390,000	1	155,000	—	—
International Facilities
Payment Services	20	181,000	—	—	—	—
Merchant Services	8	35,000	—	—	—	—
Card Issuing Services	15	310,000	2	325,000	—	—
Emerging Payments	5	103,000	—	—	—	—
All Other and Corporate	—	—	—	—	—	—

Payment services has principal operations in Greenwood Village, Colorado; St. Charles, Missouri; Montvale, New Jersey and France. Merchant services’ principal operations are conducted in Melville, New York; Hagerstown, Maryland; Coral Springs, Florida; Houston, Texas and Australia. The principal operations for card issuing services are located in Omaha, Nebraska; Orlando, Florida; United Kingdom and Australia. Emerging payments’ principal operations are located in Greenwood Village, Colorado; New York City, New York; Salem, Massachusetts; Napa, California and Germany. The Company’s all other and corporate facilities include the Company’s corporate offices in Greenwood Village, Colorado and other principal facilities in Omaha, Nebraska; Daytona, Florida and Corpus Christi, Texas.

The Company believes that its facilities are suitable and adequate for its business; however, the Company periodically reviews its space requirements and may acquire new space to meet the needs of its businesses or consolidate and dispose of or sublet facilities which are no longer required. In 2002, after including the additional facilities from 2002 acquisitions, the Company’s property portfolio resulted in a net increase of 29 facilities and approximately 593,000 square feet.

ITEM 3.    LEGAL PROCEEDINGS

As previously reported, on January 11, 2000, Plaintiffs Julieta Amorsolo and Apolonio Ezequiel Viruel Torres brought a putative class action against the Company and its subsidiaries Western Union Financial Services, Inc. and Orlandi Valuta in the Superior Court of the State of California for the County of Los Angeles (the Amorsolo action). The putative class consists of those persons who have used Western Union’s or Orlandi Valuta’s services after August 31, 1999 to transmit money from California to Mexico, or who have used the Western Union or Orlandi Valuta money transfer services to transmit money from California to Mexico and have opted out of the nationwide settlement in the putative class action filed by Luis Pelayo and Oscar Perales against Western Union Financial Services, Inc., Orlandi Valuta and Orlandi Valuta Nacional in the United States District Court for the Northern District of Illinois (the Pelayo action). Plaintiffs claim that Western Union and Orlandi Valuta charge an undisclosed “commission” when they transmit consumers’ money by wire to Mexico, in that the exchange rate used in these transactions is less favorable than the exchange rate that Western Union receives when it trades dollars in the international money market. Plaintiffs assert that Western Union’s failure to disclose this “commission” in its advertising and in the transactions violates state law. Plaintiffs seek injunctive relief, imposition of a constructive trust, an accounting, restitution, compensatory and statutory damages alleged to be in excess of $500 million, statutory penalties in an amount of $1,000 for each offense, punitive damages, attorneys’ fees, prejudgment interest, and costs of suit.

On October 3, 2002, the parties in the Amorsolo action submitted a proposed settlement to the court for approval. The proposed settlement, which is subject to preliminary and final approval by the court, provides for the following: (1) Western Union and Orlandi Valuta will issue coupons for discounts on future money transfer transactions from California to Mexico to class members who transferred money from California to Mexico between January 1, 1987 and March 31, 2000; (2) the Company also will make a cy pres payment of $1.5 million to be distributed to charitable organizations that assist the Mexican and Mexican-American communities in the State of California; (3) injunctive relief requiring Western Union and Orlandi Valuta to make additional disclosures regarding their foreign exchange practices and to include a provision in new and renewed contracts with agents in Mexico prohibiting the imposition of an undisclosed charge on recipients of money transfers; and (4) reasonable attorneys’ fees, expenses and costs as well as the costs of settlement notice and administration. On October 7, 2002, the court issued an order preliminarily approving the settlement and enjoining the prosecution of any action that asserts claims that would be resolved by the settlement. The court also has scheduled a fairness hearing for August 4, 2003. If the settlement is not approved, the Company intends to vigorously defend this action.

As previously reported, in 2001, Ana Cruz and Nubia Godoy each filed class actions lawsuits based on similar factual allegations in the United States District Court for the Eastern District of New York against the Company and its subsidiary, Western Union Financial Services, Inc. These actions have been consolidated into a single action in which plaintiffs Ana Cruz, Ramata Sly, Clare Sambrook and Albert Lewis Vale filed a Second Consolidated Amended Class Action Complaint asserting claims on behalf of a putative worldwide class (the Cruz action). The putative class includes all consumers who used the services of Western Union or Orlandi Valuta to transmit money by wire (a) from the United States to a foreign country or territory (excluding Mexico) from January 1, 1995 to the date when defendants modified their send forms or receipts consistent with the Pelayo settlement; (b) from the United States to a foreign country or territory (excluding Mexico) from the date when defendants had modified their send forms or receipts consistent with the Pelayo settlement to December 31, 2002; (c) from the United States (excluding California) to Mexico from September 1, 1999 to the date when defendants modified their send forms or receipts consistent with the Pelayo settlement; (d) from the United States (excluding California) to Mexico from the date when defendants had modified their send forms or receipts consistent with the Pelayo settlement to December 31, 2002; (e) from foreign country or territory to the United States from January 1, 1995 to the date when defendants modified their send forms or receipts consistent with the Pelayo settlement; and (f) from a foreign country or territory to the United States from the date when defendants had modified their send forms or receipts consistent with the Pelayo settlement to December 31, 2002, provided that the international money transfer transaction sent by the consumer during each of these periods referenced above involved a currency exchange and was within a country corridor that produced an average foreign exchange revenue per transaction gain of at least $1.00.

Plaintiffs in the Cruz action assert that defendants impose an undisclosed “charge” when they transmit consumers’ money by wire to international locations, in that the exchange rate used in these transactions is less favorable than the exchange rate that Western Union receives when it trades dollars in the international money market. Plaintiffs further assert that Western Union’s failure to disclose this “charge” in the transactions violates 18 U.S.C. section 1961 et seq., state deceptive trade practices statutes, and civil conspiracy. Plaintiffs seek injunctive relief, compensatory damages in an amount to be proven at trial, treble damages, punitive damages, attorneys’ fees, and costs of suit.

On September 30, 2002, the parties in the Cruz action jointly filed papers seeking an order preliminarily approving a proposed settlement. The proposed settlement, which is subject to preliminary and final approval by the court, includes the following terms: (1) Western Union (and, with respect to money transfer transactions from the U.S. other than California to Mexico, Orlandi Valuta) will issue coupons for discounts on future international money transfer transactions to customers who transferred money from the U.S. to certain countries other than Mexico between January 1, 1995 and approximately March 31, 2000 (for certain services, Western Union will issue coupons for transactions conducted as late as December 31, 2001), from anywhere in the U.S. other than California to Mexico between September 1, 1999 and March 31, 2000 (again, for certain services, Western Union will issue coupons for transactions conducted as late as December 31, 2001), from countries other than Canada to the U.S. between January 1, 1995 and approximately March 31, 2000, and from Canada to the U.S. between January 1, 1995 and approximately July 31, 2002; (2) injunctive relief requiring Western Union and Orlandi Valuta to make additional disclosures regarding their foreign exchange practices; (3) defendants will pay plaintiffs’ reasonable attorneys’ fees, expenses and costs; and (4) defendants will pay the costs of notice to the class and settlement administration. If the settlement is not approved, the Company intends to vigorously defend this action.

As previously reported, the Office of Inspector General of the District of Columbia (the “OIG”) and the United States Attorney’s office for the District of Columbia are conducting a review of alleged overpayments to Medicaid recipients from 1993 to 1996. During that time period, First Health Services Corporation (“First Health”) acted as the fiscal intermediary for the program. The OIG has issued a report that alleges that First Health improperly allowed Medicaid payments to be made to ineligible recipients. In May 1997, the Company sold its interest in First Health to First Health Group Corp. and agreed to indemnify First Health Group Corp. for certain amounts, which may include a portion of any improper payments or treble damages in this matter. The Company is working with First Health in its attempts to resolve this dispute.

As previously reported, on April 15, 2002, VISA U.S.A. Inc. filed a complaint in the United States District Court for the Northern District of California, San Francisco Division, against the Company and its subsidiaries First Data Resources, Inc. and First Data Merchant Services Corporation (the VISA action). With Visa’s knowledge, these subsidiaries have been internally authorizing and settling certain VISA credit card transactions without the use of the VISA network for a number of years. VISA U.S.A. Inc. alleged that these actions constitute federal trademark infringement, federal trademark dilution, false designation of origin and false impression of association, breach of contract and breach of the covenant of good faith and fair dealing. VISA U.S.A. Inc. seeks a declaratory judgment, an injunction, damages in an amount to be proven at trial, costs of suit, and attorney fees. The Company intends to vigorously defend this action.

On November 5, 2002, the Company and two of its subsidiaries filed counterclaims in the Visa action. In the counterclaim, the Company alleges that VISA International and VISA U.S.A., Inc. (collectively “VISA”), have abused their market power to prevent the Company from internally processing VISA credit card transactions outside of the VISA network through private arrangements. The Company also alleges that VISA has barred the Company and its customers from using private arrangements to bypass the VISA network, required the Company’s customers to pay for VISA’s network services regardless of whether the customers use those services, uses its fee structure to raise the costs of rivals and potential rivals, imposes unreasonable conditions on rivals’ access to their network and deters and prevents its members from using more efficient providers of network services such as the Company. Based on this and other conduct, the counterclaim asserts claims of monopolization, attempt to monopolize, tying, unfair competition, violations of the Cartwright Act, defamation, trade libel, interference with prospective economic advantage, and breach of contract. The Company seeks trebled and punitive damages, attorneys’ fees and costs, restitution and disgorgement, and injunctive relief.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The principal market for the Company’s common stock is the New York Stock Exchange (“NYSE”). The following table sets forth, for the indicated calendar periods, the reported intraday high and low sales prices of the common stock on the NYSE Composite Tape and the cash dividends per share of common stock. The sales prices and dividends noted below have been retroactively restated for all periods to reflect the impact of a stock split that was distributed on June 4, 2002. At February 14, 2003, the registrant had 2,988 common stockholders of record.

2002	High	Low	Dividend
First Quarter	$44.05	$37.98	$0.01
Second Quarter	45.08	35.15	0.02
Third Quarter	39.24	26.84	0.02
Fourth Quarter	37.74	23.75	0.02

2001
First Quarter	$32.05	$24.88	$0.01
Second Quarter	34.43	28.75	0.01
Third Quarter	36.13	26.33	0.01
Fourth Quarter	40.10	27.39	0.01

The timing and amount of future dividends will be (i) dependent upon the Company’s results of operations, financial condition, cash requirements and other relevant factors, (ii) subject to the discretion of the Board of Directors of the Company, and (iii) payable only out of the Company’s surplus or current net profits in accordance with the General Corporation Law of the State of Delaware.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans, excluding securities reflected in column (a)
	(a)		(b)	(c)
Equity compensation plans approved by security holders(1)	59,117,370		$28.30	77,433,528	(2)
Equity compensation plans not approved by security holders(3)	8,502,411	(4)	$34.99	131,040

Total	67,619,781		$29.14	77,564,568

(1)	Consists of the Company’s 1992 Long-Term Incentive Plan, 2002 Long-Term Incentive Plan, Employee Stock Purchase Plan and 1993 Director’s Stock Option Plan.
(2)	Includes the Company’s Employee Stock Purchase Plan which has 6.6 million shares available for future issuance.
(3)	87,916 of the securities in column (a) and 131,040 of the securities in column (c) are the subject of options or plans that were assumed in connection with a merger, consolidation or other acquisition transaction.
(4)	Includes the following warrants and rights to acquire common stock of the Company issued to non-employees in connection with certain transactions: (i) a warrant to purchase 4,000,000 shares of common stock at an exercise price of $35.00 per share which may be exercised at any time up to October 20, 2003, (ii) a warrant to purchase 3,500,000 shares of common stock at an exercise price of $40.03 which may be exercised from November 15, 2004 through November 15, 2006, and (iii) a convertible note with a remaining principal balance of $16,666,667 which may be converted into shares of the Company’s common stock at a purchase price of $18.23 per share until December 22, 2005. The above prices and dates are subject to adjustment, acceleration or extension upon the occurrence of certain events.

Recent Sales of Unregistered Securities

On December 30, 2002, the Company issued 1,828,989 shares of its common stock to a customer of one of its wholly owned subsidiaries in connect with the conversion of $33,333,333 of the Company’s 4.875% Convertible Note due in 2005. The shares were not registered under the Securities Act of 1933 (the “Act”) in reliance upon the exemption from registration provided by Section 4(2) of the Act.

ITEM 6.    SELECTED FINANCIAL AND OPERATING DATA

The following data should be read in conjunction with the Consolidated Financial Statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations included elsewhere in this annual report.

The Notes to the Consolidated Financial Statements contain additional information about various acquisitions (accounted for as purchases), dispositions and certain charges and benefits resulting from restructurings, impairments, litigation and regulatory settlements, investment gains and losses and divestitures, which affect the comparability of information presented. Certain prior years’ amounts have been restated to conform to the current year presentation.

Year Ended December 31,	2002	2001		2000	1999	1998
(in millions, except share amounts or otherwise noted)
Income statement data:
Revenues (a)	$7,636.2	$6,651.6		$5,922.1	$5,776.4	$5,309.5
Expenses, net of other income/expense (a)	5,981.9	5,591.7		4,724.6	3,996.7	4,597.9

Income before income taxes, minority interest, equity earnings in affiliates and cumulative effect of a change in accounting principle	1,654.3	1,059.9		1,197.5	1,779.7	711.6

Income taxes	432.2	336.8		378.7	625.7	246.2
Minority interest	(102.8)	(32.4)		(24.5)	(38.7)	(35.8)
Equity earnings in affiliates	118.6	183.9		135.3	84.4	36.1
Income before cumulative effect of a change in accounting principle	1,237.9	874.6		929.6	1,199.7	465.7
Cumulative effect of a change in accounting principle, net of $1.6 income tax benefit	—	(2.7	)(b)	—	—	—

Net income	$1,237.9	$871.9		$929.6	$1,199.7	$465.7

Depreciation and amortization	$538.5	$638.4		$588.8	$617.8	$591.1
Per share data:
Earnings per share – basic (c)	$1.63	$1.12		$1.14	$1.40	$0.52
Earnings per share – diluted (c)	1.61	1.10		1.12	1.38	0.52
Cash dividends per share (c)	0.07	0.04		0.04	0.04	0.04
Balance sheet data (at year-end):
Total assets	$26,591.2	$21,912.2		$17,295.1	$17,004.8	$16,587.0
Settlement assets	16,688.5	13,166.9		9,816.6	9,585.6	9,758.0

	2002		2001		2000		1999		1998
Total liabilities	22,434.9		18,392.3		13,567.4		13,097.1		12,831.1
Settlement obligations	16,294.3		13,100.6		9,773.2		9,694.6		9,617.0
Borrowings	2,581.8		2,517.3		1,780.0		1,528.1		1,521.7
Convertible debt	552.7		584.8		50.0		50.0		50.0
Total stockholders’ equity	4,156.3		3,519.9		3,727.7		3,907.7		3,755.9
Summary operating data:
At year-end-
Card accounts on file (in millions)	325.2		312.2		309.9		259.8		211.9
For the year—
North America Merchant dollar volume (in billions)	$562.5	(d)	$491.1	(d)	$451.7	(d)	$328.3	(e)	$252.2	(e)
North America Merchant transactions (in billions)	10.2	(d)	8.8	(d)	8.0	(d)	6.4	(e)	5.0	(e)
Money Transfer transactions (in millions) (f)	—		—		—		73.5		61.4
Consumer-to-consumer money transfer transactions (g)	67.8		55.8		44.6		—		—
Consumer-to-business transactions (h)	173.1		141.0		100.9		—		—

(a)	In January 2002, the Company adopted Emerging Issues Task Force (“EITF”) 01-14 (“EITF 01-14”), “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” which requires that reimbursements received for “out-of-pocket” expenses be characterized as revenue. All periods presented have been restated for the adoption.
(b)	Represents the transition adjustment for the adoption of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”
(c)	In March 2002, the Company’s Board of Directors declared a 2-for-1 stock split of the Company’s common stock to be effected in the form of a stock dividend. Shareholders of record on May 20, 2002 received one share of the Company’s common stock for each share owned. The distribution of the shares occurred after the close of business on June 4, 2002. All share and per share amounts have been retroactively restated for all periods to reflect the impact of the stock split.
(d)	North America merchant dollar volume includes Visa and MasterCard credit and off-line debit and PIN-based debit at point-of-sale. North America merchant transactions include Visa and MasterCard credit and off-line debit, processed-only customer transactions, and PIN-based debit at point-of-sale.
(e)	Includes Visa and MasterCard volume only from alliances and managed accounts.
(f)	Beginning in 2002, the Company began analyzing results due to the acquisitions of Paymap and E Commerce Group as described in (g) and (h) below. Prior to 2000, reliable information was not available, as such, 1999 and 1998 amounts were not restated to conform to the presentation noted below.
(g)	Consumer-to-consumer money transfer transactions include North America and International consumer money transfer services.
(h)	Consumer-to-business transactions include Quick Collect, Easy Pay, Phone Pay, Paymap’s Just-in-Time and Equity Accelerator services, and E Commerce Group’s Speedpay. The amounts for 2002, 2001 and 2000 include transactions for E Commerce Group and Paymap as if they were consolidated subsidiaries as of January 1, 2000, to provide a more meaningful comparison.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

First Data Corporation (“FDC” or “the Company”) operates in four business segments: payment services, merchant services, card issuing services and emerging payments. The Company continues to focus on enhancing these core business areas and to assess how best to serve its customer base. Among the actions the Company believes are necessary to continue its leadership position is a focused effort to expand internationally, develop new products and services and to enhance its processing platforms in response to Company growth, client requirements, changing technology and expanding e-commerce initiatives.

Payment services primarily consists of its consumer-to-consumer money transfer business, which includes: Western Union Financial Services, Inc. (“Western Union”), a provider of domestic and international money transfer services, Orlandi Valuta, which provides money transfer services from the United States to Mexico and certain other countries in Latin America, and its consumer-to-business bill payment services that includes: Paymap Inc. (“Paymap”), which transmits mortgage payments from a customer’s account directly to their mortgage lender; E Commerce Group Products Inc. (“E Commerce Group”), known for it’s Speedpay service, which allows companies to receive electronic bill payments and other services such as transferring payments from consumers to utility companies, collection agencies, financial companies and other institutions. Also included in the segment are Integrated Payment Systems (“IPS”), a leading provider of official checks and money orders to the financial services industry, and ValueLink and Gift Card Services, which offer prepaid stored-value card issuance and processing services.

The merchant services segment is comprised of: First Data Merchant Services (“FDMS”), a provider of merchant credit and debit card transaction processing services in the United States, including: TASQ Technology Inc. (“TASQ”), a leading provider of point-of-sale (“POS”) devices and other products and services used by merchants to accept transactions; PayPoint Electronic Payment Systems (“PayPoint”), a leading POS transaction processor of online debit card transactions, i.e., those requiring use of a personal identification number (PIN); TeleCheck Services, Inc. (“TeleCheck”), a leading check acceptance company that provides electronic check acceptance, check guarantee, check verification and collection services; NYCE Corporation (“NYCE”), an operator of an ATM network and provider of PIN-based debit services; and First Data Financial Services (“FDFS”), the majority owner of Global Cash Access, which provides credit card, debit card and cash availability services to gaming establishments and their customers.

Card issuing services consists of First Data Resources (“FDR”), First Data Europe (“FDE”) and First Data Resources Australia (“FDRA”), which provide a comprehensive line of products and processing services to financial institutions and others issuing Visa and MasterCard credit cards, debit cards and oil/fuel cards, retail/private label cards, stored-value cards and smart cards; PaySys International, Inc. (“PaySys”), a global provider of credit card transaction processing software and transaction processing services to banks, retailers and third-party processors; and other services including business solutions in the areas of risk and fraud management and information verification services.

The emerging payments segment consists of a majority interest in eONE Global (“eONE”), which includes govONE Solutions, LP (“govONE”), a provider of electronic payment services for governments; GovConnect, Inc. (“GovConnect”), a provider of professional consulting services, service delivery technologies, operational support and payment processing for government customers; Encorus Technologies (“Encorus”), which provides software for the mobile payments industry and is developing an interoperable global mobile payment standard and related payment processing platform; and BillingZone, LLC (“BillingZone”), which provides outsourcing for invoice presentment and payment services for businesses.

The remainder of the Company’s business units are grouped in the “all other and corporate” category, which includes Teleservices, a provider of voice-center services to telecommunications and financial services industries, Call Interactive, a provider of Interactive Voice Response (“IVR”) services, and Corporate operations.

Business Developments

The Company’s growth strategy is focused on internal revenue growth, supplemented by acquisitions. The strategy calls for the Company to continue extending its global reach, leveraging its enterprise capability, and continuing to introduce new products and technologies to the marketplaces the Company serves around the world. The Company also seeks strategic acquisitions that fit within its core competencies, allow expansion into adjacent markets, or provide entry into new international markets.

Part of leveraging the Company’s enterprise capabilities includes growth through cross-selling opportunities. For example, a new enterprise agreement between TeleCheck and Grace, Kennedy Remittance Services, Western Union’s agent in Jamaica, expands the relationship with one of the Company’s long-standing agents. This agent will be a reseller of TeleCheck verification services to affiliates and other companies in Jamaica.

A significant portion of the Company’s internal growth comes from growth in transactions and dollar volumes generated by existing customers. This internal growth, combined with long-standing client relationships and contracts, generates the recurring revenues on which the Company’s business model largely is based. The length of contracts varies across the Company’s business units, but most are for multiple years. Western Union agent contracts generally run from three to five years; most alliance agreements, which account for a significant portion of the Company’s merchant services business, have terms between five and ten years; and card issuing services contracts generally have terms between five and ten years. A majority of the Company’s contracts are renewed and many significant business relationships have extended far past their initial terms.

FDC makes acquisitions that complement existing products and services, enhance the Company’s product lines and/or expand its customer base. The Company leverages its existing brands, alliance branding relationships and infrastructure (e.g., established sales force, distribution channels, including its 151,000 worldwide Western Union agent locations and approximately 3.0 million merchant locations, etc.) to complement and introduce the acquired company’s products to new markets, customers and geographic areas. Due to the complementary nature of the acquisitions, FDC expects to enhance the revenue and earnings potential of acquired companies soon after acquisition.

Payment Services

Payment services, which primarily is comprised of Western Union, continues to focus on international growth through agent network expansion around the world. A significant portion of Western Union’s growth centers around this expansion by adding locations in areas of the world where money transfer services were not available in the scope offered by Western Union. However, the Company’s strategy goes beyond agent location expansion; it also encompasses new products, increased brand awareness, and creation of unique delivery channels. The Company has been successful with internal development of new products and the successful integration of strategic acquisitions completed during 2002.

Western Union currently has approximately 151,000 agent locations in more than 195 countries and territories. During 2002, Western Union signed several significant new international agents, including Wal-Mart in Argentina, and renewed important contracts such as First Bank of Nigeria, Agricultural Bank in Ghana, the German PostBank and Telecomunicaciones de Mexico. In December 2002, Western Union concluded a joint venture agreement with a subsidiary of the French Post Office, which will allow a significantly expanded presence of Western Union’s services throughout France. In January 2003, Western Union concluded a global agreement with American Express Travel Related Services, pursuant to which American Express offices will offer Western Union money transfer services throughout their network in over 20 countries. Two countries with significant long-term potential for the Company are China and India. Western Union has agreements with the post offices in both China and India, as well as agreements with a number of other banks in China and banks and retail locations in India. Currently, Western Union has approximately 5,000 agent locations in China and 10,000 agent locations in India. Like most other Western Union international locations, these typically require between three to five years to realize their potential.

The Company continues to drive new product development. SwiftPay, a prepaid payment service, is an example of this product development. It was launched in November 2000 and experienced strong growth in 2002. In addition, the launch of ValueLink in 1998 continues to be a catalyst for growth in the future. The Company has other new product offerings that have succeeded in reaching the marketplace, and others that are currently in the developmental stage.

Western Union continues to expand its delivery channels, now allowing customers to perform money transfer transactions at an agent location over the Internet, direct to a bank account, through an ATM or over the telephone. In addition to the above, payment services also completed strategic acquisitions of Paymap and E Commerce Group

(discussed in the next section) during the year, which provide additional products and services that can be offered to existing Western Union customers.

Western Union operates in a very competitive environment. The Company continues to experience vigorous competition in the traditional money transfer arena and also is encountering expanded competition from banks and ATM providers that are targeting money transfer services with new product offerings. To effectively compete with these new channels, the Company continues to develop new services and distribution channels as noted above. The Company continues to invest significant amounts in advertising and marketing to build the Western Union brand.

The Company’s U.S. domestic money transfer business remains very strong. Recently a multi-year contract extension was signed with Western Union’s largest agent, Kroger, which includes the addition of approximately 500 locations in Texas, California and Indiana.

During the course of an examination of Western Union by the New York State Banking Department (the “Banking Department”), the Banking Department identified alleged deficiencies relating to transaction reporting and agent supervision requirements under federal and state regulations. The alleged deficiencies were due in part to the limitations of a cumbersome legacy compliance system and in part to difficulties encountered in the ongoing migration from that legacy system to a more automated compliance system and the centralization of the compliance function in connection with the system change. To resolve the matter without further action and without an admission of wrongdoing by Western Union, on December 18, 2002, Western Union and the Banking Department entered an agreement related to Western Union’s enhanced regulatory compliance program requiring a monetary payment of $8.0 million to the Banking Department. As part of the agreement, Western Union submitted its enhanced compliance program to the Banking Department for approval. Western Union also has been working with the U.S. Department of the Treasury (the “Treasury Department”) regarding the Treasury Department’s determinations related to filings required under the BSA for transactions occurring throughout the United States. Without admitting or denying the Treasury Department’s determinations, on March 6, 2003, Western Union entered into a Consent to the Assessment of Civil Money Penalty and Undertakings with the Treasury Department (the “Consent Agreement”) to achieve a nationwide resolution of Western Union’s liability under the BSA arising out of the facts set forth in the Consent Agreement. Pursuant to the Consent Agreement, Western Union agreed to pay a monetary payment of $3.0 million to the Treasury Department and, by June 30, 2003, to (i) conduct additional testing of its systems by conducting further research to identify suspicious activity in 2002 reportable under the BSA and file additional reports as appropriate, (ii) file additional reports of certain currency transactions that occurred in 2002 that have been identified by Western Union, (iii) ensure that all of its money services business products will be subject to an effective system of review for reporting suspicious transactions under the BSA, and (iv) establish an enhanced nationwide due diligence policy to monitor its agents for BSA compliance. Western Union continues to coordinate with certain state regulators which may result in additional filings or monetary assessments.

Western Union’s money transfer business to, from or within a country may be affected by a number of political and economic factors. From time to time, transactions within or between countries may be limited or prohibited by law. Additionally, economic or political instability may make money transfers to, from or within a particular country impracticable, as when banks are closed, devaluation of the currency makes it difficult to manage exchange rates, or civil unrest makes access to or from Western Union agent locations unsafe.

Foreign and domestic governments may impose new rules on payment instruments, including regulations that (i) prohibit transactions with, to or from certain individuals, entities or countries; (ii) impose additional reporting requirements; (iii) limit the entities capable of providing the services; (iv) limit or restrict the revenue that may be generated from transactions, including revenue derived from foreign exchange; or (v) limit the number or value of money transfers that may be sent to or from the jurisdiction.

The Company’s money transfer business is subject to regulation in the United States by the federal government and most of the states. In addition, the money transfer business is subject to some form of regulation in each of the over 195 countries and territories in which such services are offered. The Company has developed compliance programs to monitor regulatory requirements and developments, and to implement policies and procedures to help satisfy these requirements. It is important to recognize, however, that the Company’s money transfer network operates through independent agents in most countries, and the Company’s ability to directly control such agents’ compliance activities is limited. However, the Company has developed compliance programs focused on agent training and monitoring to help ensure legal and regulatory compliance by its agents. Additionally, the Company continues to enhance its compliance policies and programs to help augment its compliance efforts.

Notwithstanding these efforts, the number and complexity of regulatory regimes around the world pose a significant challenge to the Company’s money transfer business. A violation of law may result in civil or criminal penalties or a prohibition against a money transmitter and/or its agents from providing money transfer services in a particular jurisdiction. Following the events of September 11, 2001, the United States and certain other countries have imposed or are considering a variety of new regulations focused on the detection and prevention of money transfers to or from terrorists and other criminals. The Company participated in drafting some of these regulatory plans and continues to implement policies and procedures to help satisfy these requirements. These additional efforts increase the Company’s costs of doing business. In addition, competitors who may not satisfy these regulatory requirements but who continue to operate may pose a competitive disadvantage to the Company. The Company believes that the trend toward additional regulation will continue.

Merchant Services

Within merchant services, the Company continues its commitment to its merchant alliance strategy, growing the international business and expanding into adjacent markets. This strategy was strengthened during the year through changes to some existing alliances and the formation of several new alliances. As further discussed below under “Acquisitions,” the Company acquired a controlling interest in three existing merchant alliances and entered into a new agreement with SunTrust Banks, Inc. (“SunTrust”). This previously existing agreement expands a long-standing relationship with SunTrust, strengthening the Company’s presence in the southeast and mid-Atlantic states.

The banking industry has seen dynamic changes during the past few years; these developments are expected to continue. Further consolidation among financial institutions could negatively impact FDC’s alliance strategy, especially where the banks involved are committed to merchant processing businesses that compete with the Company. On the other hand, the acquisition of new merchant business by an existing alliance bank can also result in such business being contributed to the alliance.

New merchant alliances with CU Electronic Transaction Services (“CUETS”) in Canada and Halifax Bank of Scotland (“HBOS”) expanded the Company’s international merchant services business. The Company’s international expansion was also furthered by the acquisition of the Bank of Nova Scotia’s (“ScotiaBank”) Canadian merchant business by Paymentech, an existing alliance between FDMS and Bank One.

The Company continues to make other investments in its international merchant business, e.g., the acquisition of a controlling interest in OMNIPAY, whose multi-currency processing software enhances the Company’s international processing capabilities through Dynamic Currency Conversion and other products.

The Company continues to strengthen its merchant services segment through investments in adjacent markets such as POS business and technology. One such investment is PayPoint. It expands the Company’s capability to serve several growing transaction processing markets, including gas stations, supermarkets, quick service restaurants and various PIN-based debit merchants. These expanded capabilities complement the capture of debit transactions through the NYCE network, which is majority-owned by the Company. An increasingly competitive environment for PIN-based debit transactions has created pricing competition, which could negatively impact margins.

Merchant services segment revenues largely are driven by the number of transactions (and, to a lesser degree, dollar volumes) processed by the Company; therefore, this segment is the least insulated from economic slowdowns. Continued softness in consumer spending will negatively impact the financial performance of this segment. Counterbalancing this negative impact is consumers’ increased use of credit, debit and stored-value cards in place of cash and checks, although decreased use of checks could negatively affect TeleCheck’s business.

Other trends in consumer spending, along with changes in the mix of merchant customers, can have an effect on the Company’s merchant services business. For example, a significant increase in the number or dollar volume of transactions processed by the segment for large, national merchants could reduce the Company’s profit margins.

Along with international expansion and an increased number of credit and debit transactions, payments processed over the Internet represent a growth opportunity for the merchant services segment. The international and Internet payments continue to account for a portion of the segment’s transactions. Transactions over the Internet may involve increased risk; however, the Company continues to enhance its fraud detection and other systems to address such risks.

The Company continues to invest in new product offerings and new approaches to the business. A good example is First Data Network (“FDN”), which links the processing capabilities of the Company’s merchant services and card issuing services segments. FDN provides the most efficient way to settle transactions by routing them directly from the merchant to the card issuer, when both are customers of the Company. This innovative development has been challenged by Visa in the litigation described below.

As more fully described in Note 12 of the Consolidated Financial Statements, Visa brought an action against the Company in April 2002, challenging the Company’s use of FDN to more efficiently complete transactions without the need to access Visa’s network. The complaint seeks injunctive relief against the Company, plus unspecified (but allegedly substantial) damages, costs and attorneys’ fees. On November 5, 2002, the Company filed a counterclaim against Visa, asserting that Visa has abused its market power to prevent the Company from internally processing Visa card transactions without accessing of the Visa network. The Company also alleges that Visa (i) requires the Company’s customers to pay for Visa’s network services regardless of whether the customers use those services, (ii) uses the Visa fee structure to raise the costs of its rivals and potential rivals, (iii) imposes unreasonable conditions on rivals’ access to Visa’s network and (iv) deters and prevents its members from using more efficient providers of network services such as the Company. The Company’s counterclaim asserts claims of actual and attempted monopolization, tying, unfair competition, violations of California’s Cartwright Act, defamation, trade libel, interference with prospective trade advantage, and breach of contract. The remedies sought by the Company against Visa include trebled compensatory damages, punitive damages, attorneys’ fees and costs, restitution and disgorgement of wrongfully obtained profits, and injunctive relief.

Visa is an association of financial institutions, many of which are current and prospective customers of the Company. Several of these financial institutions are participants in long-term relationships with the Company, including merchant alliance and card processing relationships, both of which usually are governed under long-term contracts. The Company believes that the allegations in its counterclaim are well founded and necessary to protect the Company’s legitimate business interests; however, the likelihood and possible extent of any impact of the above on the Company’s business and these relationships are uncertain.

Card Issuing Services

The Company continues to obtain scale and leverage in the card issuing business by making the best use of its existing capacity. The four key initiatives in the segment are as follows: convert the 82 million retail accounts in the pipeline, leverage the cash flows of the business, maximize utilization of system capacity, and as in both payment and merchant services, focus on growing internationally.

The Company has strong relationships and many long-term customer contracts with approximately 1,400 card issuing customers. Domestically, the segment had new contract signings and renewals during 2002 with, among others, JPMorgan Chase Bank, Bank of America, Citi Commerce Solutions and Advanta. Extensions were also signed with National City Bank, Direct Merchants Credit Card Bank, N.A., and PREMIER Bankcard.

As part of its international growth strategy, the Company entered into a processing agreement with CUETS, a card processing company for Canadian credit unions. In the Asia Pacific and Latin American regions, the Company continued leveraging software solutions, most notably the VisionPLUS software from PaySys. PaySys continues to expand internationally with the distribution and licensing of its VisionPLUS software and it has begun to process transactions with certain international financial institutions. Through PaySys, the Company entered into a number of international agreements, including agreements with Samsung Card Co., Ltd., a card processing company based in South Korea; Lukas, a leading consumer finance company in Poland; and Westpac Banking Corporation in Australia. Additionally in 2002, the Company established a Chinese Data Center in Shanghai.

The Company continues to increase its card accounts on file. As of December 31, 2002, the Company had a total of 325.2 million accounts on file. Of this total, 302.4 million were domestic and 22.8 million were international. As previously noted, the Company has a pipeline of 82 million accounts, which are primarily retail accounts that generate approximately 38% of the revenue of a bankcard account. Approximately 37 million of those retail accounts will be converted in 2003, with the majority being converted in the second half of the year. In connection with a customer’s acquisition of a portfolio, the customer decided to take approximately 19 million bankcard accounts to its in-house systems and convert approximately the same number of retail accounts onto the Company’s card system in 2003. In addition, as discussed below, Bank One Corp. notified the Company that it does not intend to renew its contract for processing services, which will result in approximately 42 million card accounts currently on file being deconverted by June 30, 2004. Additionally, as discussed below, a customer’s March 2003 notification that it will no longer accept its private label credit cards will reduce card accounts on file by approximately 8 million accounts by the year-end 2004. Based on the above and internal growth from its existing card account base, which takes into account the subprime market discussed in the segment results, the Company expects to have approximately 340 million accounts on file by year-end 2004.

In March 2003, Bank One Corp. notified the Company that it does not intend to renew its contract for processing services, which is scheduled to expire in June 2004. The loss of the Bank One business will result in approximately 42 million card accounts currently on file being deconverted by June 30, 2004. Additionally, in 2002, Bank One Corp. notified the Company that it will move its print/mail and plastics business in-house by mid 2004. Although there will be a reduction of revenue for the segment, the Company will restructure certain activities to adjust its cost structure and does not expect the loss of the Bank One business to have a material affect on the segment’s profit.

On March 11, 2003 a customer of the card issuing business announced that it will no longer accept its private-label credit cards at its merchant businesses as a result of financial difficulties. Due to this customer’s severe liquidity issues, the Company believes there is substantial risk on its ability to collect contracted minimum payments. Accordingly, the Company has recorded a non-cash impairment charge of $16.5 million related to capitalized costs associated with this contract. This non-cash charge was recorded in the 2002 results of operations.

Card issuing services made substantial progress in its multi-year system redesign of the North American Card System with several major system upgrades and enhancements being installed during 2002 and February 2003. Ongoing client specific system development is scheduled for 2003, supporting growth in cardholder account conversions. Any unexpected delay in contracted client specific system development could postpone certain conversions scheduled for 2003 and affect the segment’s revenue.

Consolidation among financial institutions has led to an increasingly concentrated client base, which results in a changing client mix toward larger customers. The effects of client mix, and the card type mix shifting more heavily towards retail versus bankcards, most likely will cause revenues to grow more slowly than accounts on file. Additionally, the Company generally has long-term contracts with its card-issuing customers, which require a notice period prior to the end of the contract if a client chooses not to renew its contract. Some contracts may be terminated early upon providing adequate notice and the payment of termination fees or the occurrence of certain events.

As previously noted, Visa has brought an action against the Company, which also could impact the card issuing services segment, as its business also involves the use of the Visa network.

Emerging Payments

Emerging payments is focused on developing, commercializing and operating emerging payment technology companies in the business, government and mobile marketplace. In the mobile market, the Company is growing the next generation of mobile payments platform through its strategic relationships with Vodafone, Sprint, T-Mobile and others. During the year, the Company acquired GovConnect to enhance its tax payment processing and government businesses. GovConnect provides professional services, technology system solutions, and transaction processing to state and local government agencies. In August, the Company acquired TaxSolver, which integrates tax data and tax form preparation, and integrated it into the Taxware business. During the year, the Company also acquired BillingZone, an entry vehicle into the business market, providing enterprise payment outsourcing services. The Company continues to develop new product offerings through strategic acquisitions. In June 2002, eONE substantially shutdown SurePay, it’s business-to-business gateway operations and wrote-off the related software development costs.

Other

Management continues to look for ways to eliminate barriers across all lines of business to more efficiently and effectively operate the business as one company. The Company is beginning to more effectively cross sell products within the First Data family and continues to look for new and more effective ways to leverage its market presence across the enterprise. The Company also continues to streamline operations and reduce costs as it continues to enhance its business model. The Company has been successful with the implementation of Six Sigma initiatives and streamlining operational costs across the Company through the development of shared services functions. Additionally, the Company continues to upgrade its business continuity plans to address new systems and platforms developed to support these actions. The Company continues to focus on security around its systems and facilities.

Shareholders approved a two-for-one common stock split, which was effected in the form of a stock dividend of one additional share of common stock for each share of common stock outstanding to holders of record on May 20, 2002, with distribution of the shares on June 4, 2002. All share and per share amounts have been retroactively restated for the share split.

Acquisitions

During 2002, the Company completed numerous strategic acquisitions and investments to enhance the Company’s internal efforts to access new markets and client groups.

Payment Services

In January 2002, Western Union purchased a 25% equity interest in Christopher C. Varvias & Associates S.A., its money transfer agent in Greece with a network of approximately 500 locations in approximately 80 cities throughout the country. In April 2002, the Company acquired Paymap, a financial services company that develops and markets innovative electronic payment services such as a mortgage payment accelerator. Additionally, in June 2002, the Company acquired E Commerce Group, a provider of a comprehensive suite of e-commerce offerings including Speedpay, a proprietary technology that allows companies to receive electronic bill payments.

Merchant Services

In March 2002, the Company and SunTrust formed a new alliance, SunTrust Merchant Services, LLC. The Company and SunTrust each contributed a merchant portfolio to the alliance. The Company has majority ownership of and management control over the alliance and is consolidating its financial statements. In April 2002, TeleCheck acquired substantially all of the assets of International Check Services, Inc. (“ICS”), a check acceptance company and provider of traditional and electronic check products.

In the third quarter of 2002, the Company acquired a controlling interest in three existing merchant alliances. In July 2002, the Company acquired substantially all of the bank’s 50% ownership interest in Huntington Merchant Services. In August 2002, the Company acquired the bank’s 50% ownership interest in Wachovia Merchant Services. In September 2002, the Company obtained an increased ownership interest in its alliance with Wells Fargo Bank by contributing merchants from its Unified Merchant Services portfolio. Additionally, the Wells Fargo alliance was restructured to give the Company management control over the business. In the third quarter of 2002, revenues and expenses were retroactively restated to January 1, 2002, to reflect these three alliances as consolidated subsidiaries. These alliances were previously accounted for under the equity method of accounting. The following summarizes the impact of retroactively consolidating the results of these alliances back to January 1, 2002:

	Consolidated Results
	Six months ended June 30, 2002 as previously reported	Consolidating entries	Six months ended June 30, 2002 consolidated
(in millions)
Revenue	$3,493.1	$137.1	$3,630.2
Operating profit	704.0	84.0	788.0
Pre-tax income	649.9	84.0	733.9
Minority interest	(5.0)	(42.0)	(47.0)
Equity earnings in affiliates	94.1	(42.0)	52.1
Net income	542.9	—	542.9

In August 2002, the Company acquired PayPoint, a leader in electronic commerce and payment services. PayPoint processes credit and debit transactions, and is one of the largest processors of PIN-based debit payments. Also in August 2002, the Company acquired a controlling interest in OMNIPAY, a Dublin, Ireland-based international payment processor that provides foreign currency applications at the point-of-sale and back-office settlement operations.

In September 2002, the Company entered into two partnerships with CUETS, a Canadian card processing company serving several credit unions. The Company acquired a 50% ownership interest in a merchant processing business which is accounted for using the equity method of accounting and a controlling interest in a merchant acquiring business that is consolidated. In the fourth quarter 2002, the Canadian merchant business of the Bank of Nova Scotia (“ScotiaBank”) was effectively acquired by Paymentech, which is jointly owned by FDC and Bank One and is part of the Bank One alliance. In November 2002, the Company entered into a contractual alliance with HBOS under which the Company will process its merchant transactions and receive a substantial majority of HBOS’ merchant processing revenues and referrals from HBOS’ banking centers.

Card Issuing Services

In November 2002, the Company acquired Active Resources, a provider of payment managed services and outsourcing based in the United Kingdom. The acquisition enables the segment to expand into the United Kingdom payment market, specifically with data capture.

Emerging Payments

In April 2002, govONE, an operating company of eONE, acquired GovConnect, which provides consulting and design services to government customers seeking to migrate to or optimize existing electronic processing and payment environments. This acquisition complements govONE’s current product offering. In August 2002, the Company acquired TaxSolver, which integrates tax data and tax form preparation, and integrated it into the Taxware business. eONE acquired BillingZone in December 2002. BillingZone provides business-to-business electronic invoice presentment and payment solutions for enterprises.

Components of Revenue and Expenses

The following briefly describes the components of operating revenue and expenses as presented in the Consolidated Statements of Income. Descriptions of the revenue recognition policies are included in Note 1 of the Consolidated Financial Statements.

Transaction and processing service fees – Revenues are based on a per transaction fee, a percentage of dollar volume processed, accounts on file or some combination thereof. These revenues represent more than 85% of FDC’s revenues and are most reflective of the Company’s core business performance. Payment services segment revenue is primarily earned from transaction fees charged to consumers sending money transfers. Within the merchant services segment, revenue is primarily comprised of fees charged to merchants and processing fees charged to alliances accounted for under the equity method. Merchant discount revenue from credit card and off-line debit card transactions acquired from merchants is recorded net of interchange and assessments charged by the credit card associations and revenue from personal identification number based online debit (“PIN-based debit”) card transactions are recorded gross with the associated network fee recorded in cost of services. Merchant services revenue also include amounts attributable to check verification fees, which generally are a fixed amount per transaction, while check guarantee fees generally are a percentage of the check amount. Card issuing services revenue is primarily comprised of fees charged to the issuing bank based on cardholder accounts on file, both active and inactive, and to a lesser extent, transaction volumes processed.

Investment income, net – Revenue is primarily derived from interest generated by settlement assets within the payment services and merchant services segments, and realized net gains and losses from such assets. This revenue is recorded net of commissions to official check agents and associated hedges.

Professional services – Revenue is recognized from programming requests from clients and system consulting services provided by the card issuing business and PaySys, and professional services performed for governmental entities by GovConnect.

Software licensing and maintenance – Software licensing and maintenance revenue is primarily generated from PaySys’ VisionPLUS software in the card issuing segment and from Taxware and Encorus in the emerging payments segment.

Product sales and other – Sales and leasing of point-of-sale devices in the merchant services segment are the primary drivers of this revenue component, providing a recurring revenue stream. This component also includes incentive payments, contract termination fees, royalty income and gain/loss from the sale of merchant alliance portfolios, which occur less frequently but are considered part of ongoing operations.

Reimbursable postage and other – This component and the off-setting expense caption represent postage, telecom and similar costs that are passed through to customers. This recognition is in compliance with Emerging Issues Task Force Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (“EITF 01-14”).

Cost of services – This caption includes the costs directly associated with providing services to customers and includes the following: telecommunications costs, personnel and infrastructure costs to develop and maintain applications and operate computer networks and associated customer support, PIN-based debit network fees, losses on check guarantee services and merchant chargebacks, commissions paid to money transfer agents, depreciation and amortization expense, and other operating expenses.

Cost of products sold – These costs include those directly associated with product and software sales such as cost of point-of-sale devices, merchant terminal leasing costs, and software licensing and maintenance costs and associated amortization and depreciation.

Selling, general and administrative – This caption primarily consists of salaries, wages, and related expenses paid to sales personnel, administrative employees and management, advertising and promotional costs and other selling expenses.

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

The following discussion for both results of operations and segment results refers to the twelve-month period ended December 31, 2002 versus the same period in 2001. Consolidated results should be read in conjunction with segment results, which provide more detailed discussions around certain Consolidated Statements of Income components.

2002 Compared with 2001			Change
(in millions)	2002	2001	Amount	Percentage
Revenues:
Transaction and processing service fees	$6,566.2	$5,701.8	$864.4	15%
Investment income, net	97.3	86.5	10.8	12%
Professional services	115.5	71.2	44.3	62%
Software licensing and maintenance	62.9	23.4	39.5	169%
Product sales and other	275.3	315.7	(40.4)	(13%)
Reimbursable postage and other	519.0	453.0	66.0	15%

	$7,636.2	$6,651.6	$984.6	15%

Expenses:
Cost of services	$3,809.6	$3,612.5	$197.1	5%
Cost of products sold	189.5	157.2	32.3	21%
Selling, general and administrative	1,282.7	1,084.3	198.4	18%
Reimbursable postage and other	519.0	453.0	66.0	15%

Total revenues in 2002 increased 15% to $7,636.2 million from $6,651.6 million in 2001. The strength of the payment services and merchant services segments was partially mitigated by a decline in revenue in the card issuing services segment and all other and corporate.

The increase in transaction and processing service fees is primarily attributable to growth in consumer-to-consumer transactions of 22%, consumer-to-business transactions of 23%, North America merchant dollar volume growth of 15%, and North America merchant transaction volume growth of 16% in 2002. The consumer-to-business transactions for 2001 include transactions for E Commerce Group and Paymap as if they were consolidated subsidiaries to provide a more meaningful comparison. Although card accounts on file increased 4%, processing revenue declined in the card issuing services segment due to pricing pressures and the impact of certain 2001 deconversions. The realignment of three merchant alliances and acquisitions contributed to the transaction and processing service fee growth, as discussed in segment results below.

The investment income growth of 12% was primarily attributable to a significant increase in average investable balances in 2002, lower short-term rates, which resulted in lower commissions paid to selling agents and incremental realized net gains of $31.0 million on the liquidation of certain portfolio investments, partially offset by lower yields on certain investments and realized losses on derivative instruments used to hedge commissions paid to selling agents. On a pre-tax equivalent basis (i.e., as if investment earnings on nontaxable investments were fully taxable at FDC’s marginal tax rate), investment income increased 20% in 2002 from $259.5 million to $312.5 million.

The growth in professional services revenue was substantially driven by consulting services of GovConnect, which was acquired in April 2002 and contributed $34.9 million, and PaySys, which was acquired in April 2001 and contributed an incremental $9.7 million.

The increase in software licensing and maintenance revenue was primarily due to Taxware, PaySys and Encorus, which incrementally contributed $13.5 million, $11.9 million and $10.5 million, respectively, over prior year results. Taxware, PaySys and Encorus were acquired in August 2001, April 2001 and November 2001, respectively.

The decrease in product sales and other revenues was primarily attributable to incentive payments of $58.1 million received in 2001 related to a previously formed merchant alliance, contract termination fees of $36.8 million received in 2001 and revenue from a divested business of $7.9 million in 2001. No incentive payments or significant termination fees were received in 2002. These declines were partially offset by an increase of $43.1 million in sales and leasing of products, mainly point-of-sale devices by TASQ (acquired in March 2001), a $15.0 million gain from the sale of a small merchant alliance portfolio and an increase in royalty income of $7.1 million.

The increase in reimbursable postage and other revenue and the offsetting expense was attributable to volume increases and a postage rate increase in the second quarter of 2002. In January 2002, the Company adopted EITF 01-14.

Cost of services as a percentage of service revenues (transaction and processing service fees and professional services) decreased approximately 6 percentage points on a reported basis and approximately 4 percentage points on a pro forma basis. The pro forma results noted in the preceding sentence, and throughout the rest of this discussion and analysis, represent 2001 reported amounts adjusted for the impact of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which resulted in the elimination of goodwill amortization effective January 1, 2002. The increase in the dollar amount of cost of services resulted from growth in core businesses, business acquisitions and an increase in agent commissions. The decrease as a percentage of revenue related to focused expense management, cost reduction initiatives implemented in late 2001 and into 2002, and continued Six Sigma initiatives. Additionally, the retroactive consolidation of three merchant alliances back to January 1, 2002 increased cost of services for the year ended December 31, 2002, as a higher percentage of the alliances costs are processing related versus selling, general and administrative, thereby increasing the dollar amount of cost of services.

The increase in cost of products sold for 2002 relates to the increase in sales of the Company’s point-of-sale devices, merchant services terminal leasing and software licensing and maintenance. The acquisition of TASQ in March of 2001 and an increased number of merchant services terminal lease signings contributed to the significant increase.

The increase in selling, general and administrative expenses during 2002 primarily relates to the impact of business acquisitions, increased spending on specific corporate initiatives and an increase in advertising expenditures. As a percentage of total revenue, selling, general and administrative expenses increased approximately 0.5 percentage points to 16.8%.

During 2002, the Company recorded restructuring charges of $9.0 million. These charges were comprised of severance totaling $8.5 million and $0.5 million related to lease termination losses. Severance charges resulted from the termination of 281 employees, representing all levels of employees and less than 1% of the Company’s workforce. Merchant services charges were $6.0 million for the year ended December 31, 2002. The charges related to streamlining the span of management control and elimination of job redundancies across many departments at most employee levels within the merchant acquiring business. The merchant services restructuring plans were completed in the second quarter of 2002. Emerging payments charges were $2.4 million for the year ended December 31, 2002, which related to a reduction in force and closure of a leased facility for the SurePay business to adjust its employee base to match the slower-than-expected participation in the business-to-business exchange marketplace. The emerging payments restructuring plans were completed in the first quarter of 2002. Card issuing charges were $0.3 million for the year ended December 31, 2002 as a result of consolidating the Tulsa data center operations. The card issuing restructuring plans were completed in the first quarter of 2002. All other and corporate charges were $0.3 million for the year ended December 31, 2002, which related to the elimination of duplicative positions due to the integration of the Achex, Inc. (“Achex”) acquisition. The all other and corporate restructuring plans were completed in the first quarter of 2002. Savings realized from these restructurings were $15.8 million for the year versus planned savings of $15.9 million.

During 2002, the Company reversed prior period restructuring reserves resulting from changes in estimates totaling $3.9 million. The majority of these reversals related to the third quarter 2000 restructuring charge related to the United Kingdom-based operations of the card issuing services segment. The change in estimate related to this charge was caused primarily by pension obligations associated with severed employees being less than anticipated.

During 2001, the Company recorded $27.5 million relating to restructuring charges. These charges were comprised of severance totaling $24.7 million and $2.8 million related to lease termination losses and a customer contract. Severance charges resulted from the termination of 790 employees representing all levels of employees and approximately 3% of the Company’s workforce. Amounts attributable to payment services were $8.8 million as a result of the discontinuance of the Payment Card Solutions and SkyTeller operations, consolidation of international support functions and transition of a Mexico call center and operations support to a third-party provider. The payment services restructuring plans were completed in the second quarter of 2002. Amounts attributable to merchant services were $12.2 million. The charges related to closing facilities in Nashville, Tennessee; Louisville, Kentucky; Belmont, California; Reston, Virginia; and Lakewood, Ohio to eliminate job redundancies related to front-end system support, relationship management and quality assurance. The merchant services restructuring plan was completed in the third quarter of 2001. In addition, TeleCheck restructured under new management and eliminated management positions at several levels within the organization. The restructuring plans were completed in the second and fourth quarters of 2001. Additionally, gaming call center services were transitioned to a single facility, which was completed in the fourth quarter of 2001. Amounts attributable to card issuing services were $2.8 million, which related to the closure of a facility and terminations associated with converting certain debit operations to the NYCE platform and other department reorganizations. The card issuing restructuring plans were completed in the first quarter of 2002. Amounts attributable to emerging payments were $1.8 million related to a reduction in force for the SurePay business to adjust its employee base to match the slower-than-expected participation in the business-to-business exchange marketplace. Amounts attributable to all other and corporate were $1.9 million, which related to consolidating corporate functions to the Denver office and elimination of redundant functions. The all other and corporate restructuring plans were completed in the third quarter 2001. Cost savings realized from these events were $15.5 million for the year ended December 31, 2001, compared to planned savings of $15.0 million.

During 2001, the Company reversed prior period restructuring reserves resulting from changes in estimates totaling $6.7 million. The majority of these reversals related to the third quarter 2000 restructuring charge related to the United Kingdom-based operations of the card issuing services segment and the 1998 merchant services Nashville data center closure. The change in estimate related to the United Kingdom charge was caused primarily by pension obligations associated with severed employees being less than anticipated.

The following summarizes activity with respect to the Company’s restructuring activities for the years ended December 31, (in millions):

	2002	2001	2000
Expense Provision:
Employee severance	$8.5	$24.7	$70.2
Facility closure	0.5	2.5	9.6
Other exit costs	—	0.3	—

	9.0	27.5	79.8

Cash Payments and Other:
2002	7.9	11.7	7.2
2001	—	13.6	41.8
2000	—	—	19.2

	7.9	25.3	68.2

Reversals:
2002	0.2	1.2	2.5
2001 *	—	—	5.1

	0.2	1.2	7.6

Remaining accrual at December 31, 2002:
Employee severance	0.2	0.7	0.6
Facility closure	0.7	0.3	3.4

	$0.9	$1.0	$4.0

*	Does not include $1.6 million of reversals in 2001 relating to 1998 restructuring reserves.

During 2002, the Company recorded asset impairment charges of $27.8 million, of which $16.5 million related to card issuing services and $11.3 related to emerging payments. The $16.5 million card issuing services charge related to impairment of capitalized customer contract costs associated with one of its customers. On March 11, 2003 this customer announced that it would no longer accept its private-label credit cards at its merchant businesses as a result of financial difficulties. Due to this customer’s severe liquidity issues, the Company believes there is substantial risk on its ability to collect contracted minimum payments. The $11.3 million asset impairment charge in emerging payments related to SurePay’s capitalized business-to-business software development costs. The impairment resulted from the second quarter 2002 decision to cease SurePay platform development efforts.

During 2001, the Company recorded asset impairment charges of $14.7 million, of which $11.2 million related to payment services, $1.1 million related to card issuing, $0.4 million related to merchant services and $2.0 million related to corporate and other. The $11.2 million payment services charge related to goodwill and other assets associated with the discontinuance of the SkyTeller service offering. The $1.1 million card issuing charge related to a $0.8 million software impairment, as well as fixed assets associated with the card issuing facility closures discussed in restructurings above. The $0.4 million related to the merchant services segment also related to fixed assets associated with the facility closures discussed in restructurings above. The $2.0 million all other and corporate charge related to the impairment of internally developed software due to functionality acquired through the acquisition of Achex in the third quarter of 2001. The Company’s results also include a $0.5 million charge for fixed assets associated with the restructuring discussed above.

During 2002, the Company recorded $41.0 million in litigation and regulatory settlement charges which are more fully explained in Note 12 of the Consolidated Financial Statements. These charges related to the payment services segment. Of these charges, $30.0 million related to the anticipated settlements of various class action lawsuits pertaining to the Company’s money transfer business, including legal fees and other outside administrative costs. The additional $11.0 million relates to an $8.0 million settlement with the New York State Banking Department and a $3.0 million settlement with the U.S. Department of Treasury over alleged infractions of certain regulations related to Western Union’s money transfer business. It is possible that other regulatory bodies may make similar claims against the Company.

During 2002, the Company recorded a gain on the sale of a portion of the Company’s investment in CheckFree Corporation (“CheckFree”), totaling $9.6 million, offset by $6.4 million of investment impairment charges related to emerging payments segment investments in e-commerce companies. The remaining impairment charge of $2.5 million related to an investment in a software business held by the card issuing services segment. These investments were written-down to fair value based on quoted market prices for public companies, and for privately held companies, by considering market conditions, offering prices, trends of earnings/losses, price multiples, financial position, new financing or other measures.

During 2001, the Company recorded $184.2 million of investment losses, of which $148.0 million related to all other and corporate, $14.1 million related to merchant services, $0.3 million related to card issuing and $21.8 million related to emerging payments. The $148.0 million all other and corporate charge related to the $142.8 million write-down of the Company’s investment in CheckFree due to CheckFree’s stock trading below the Company’s cost basis for more than six months and $5.2 million related to write-downs of investments in e-commerce businesses. The $14.1 million merchant services charge related to a $9.2 million charge to fully write-down the Company’s investment in Excite@Home, and a $4.9 million write-down of investments in other e-commerce-related businesses. The $0.3 million card issuing charge, the $21.8 million emerging payments charge and the $5.2 million all other and corporate charge also relate to write-downs of investments in e-commerce businesses. These investments were written-down to fair value based on quoted market prices for public companies and for privately held companies by considering market conditions, offering prices, trends of earnings/losses, price multiples, financial position, new financing or other measures.

During 2002, the Company released $4.5 million of prior period divestiture reserves related primarily to Investor Services Group and TransPoint LLC (“TransPoint”) due to the passage of certain contractual indemnification provisions and the release of amounts previously held in escrow. Investor Services Group was divested in the fourth quarter of 1999 and TransPoint was merged with CheckFree in the fourth quarter of 2000. Additionally in 2002, the Company recorded an additional charge of $0.3 million related to the discontinuance of a collections business in the second quarter of 2001.

The Company sold a small technology solutions company and an in-store branch banking business in January and August 2001, respectively. There was no gain or loss realized on these sales in 2001. Additionally, in 2001 the Company discontinued a collection business, which resulted in a pre-tax loss of $11.4 million in June 2001 relating to the closure. The charge included $4.1 million for employee severance, $2.6 million for facility exit costs and an asset impairment charge of $4.7 million.

During 2001, the Company released prior period divestiture reserves of $39.6 million related primarily to Investor Services Group due to the passage of certain contractual indemnification provisions.

The decline in interest income during 2002 was attributable to lower interest rates and the maturity of certain investments early in 2002 that were not reinvested in similar products.

Interest expense decreased 2% to $117.1 million for 2002 from $119.6 million for 2001. The decrease was attributable to the average interest rate decreasing 0.8 percentage points, offset by an 18% increase in the average total debt balance.

FDC’s effective tax rate for 2002 was 25.9%, compared with 2001’s reported rate of 27.8% and pro forma rate of 26.4%. The calculation of the effective tax rate includes equity earnings in affiliates and minority interest in pre-tax income. Minority interest relates primarily to entities that are considered pass-through entities for income tax purposes. The decrease in the effective tax rate is primarily attributable to changes in various permanent items including an increase in tax-exempt interest income related to an increase in settlement assets and related tax-exempt portfolio, and the utilization of certain tax attribute carryforwards. The restructuring, asset impairment, litigation and regulatory settlement charges, investment gains and losses, and divestiture items caused the effective tax rate for 2002, 2001 and 2001 pro forma to be lower by 0.4%, 1.2% and 1.3%, respectively. Divested and discontinued businesses and a change in accounting principle also caused the effective tax rate to decrease in 2001 due to the tax benefits realized from the charges.

The increase in minority interest expense in 2002 is attributable to the previously discussed consolidation of three merchant services alliances retroactive to January 1, 2002.

The decrease in equity earnings in affiliates in 2002 is also attributable to the retroactive consolidation of the three merchant services alliances.

The $2.7 million cumulative effect of a change in accounting principle in the first quarter of 2001 related to the Company’s adoption of SFAS No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” for its derivative and hedging activities.

Net income of $1,237.9 million in 2002 increased 42% from the reported amount of $871.9 million and 25% from pro forma net income amount of $990.4 million in 2001. Restructuring, asset impairment charges, litigation and regulatory settlement charges, investment gains and losses and divestitures, which fluctuate significantly from period to period, reduced 2001 net income by $121.8 million compared with the 2002 charges of $40.0 million. Two businesses that were divested and discontinued in 2001 reduced net income by $7.3 million in 2001.

Diluted earnings per share (“EPS”) increased 46% to $1.61 from 2001 reported EPS of $1.10 and 29% from 2001 pro forma EPS of $1.25. The increase primarily is due to the items noted above and, to a lesser extent, the purchase of treasury stock.

Segment Results

Operating segments are defined by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”) as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. FDC’s CODM is its Executive Committee, which consists of the Company’s Chairman and Chief Executive Officer, Executive Vice Presidents and certain other senior executives. The operating segments are reviewed separately because each operating segment represents a strategic business unit that generally offers different products and serves different markets.

FDC classifies its businesses into four segments: payment services, merchant services, card issuing services, and emerging payments. Payment services is a leading provider of nonbank money transfer and payment services to consumers and commercial entities, including money transfer, official check, money order, electronic payments and stored-value card services. Merchant services provides merchant credit and debit card transaction processing services, including authorization, transaction capture, settlement and Internet-based transaction processing. Merchant services also includes check verification, guarantee and check collection services and also provides processing services to debit card issuers and operates automated teller machine networks. Card issuing services provides a comprehensive line of processing and related services to financial institutions issuing credit and debit cards and to issuers of oil and private label credit cards. Emerging payments was established in the third quarter of 2000 and is comprised solely of eONE, a business focused on identifying, developing, commercializing, and operating innovative emerging payment systems businesses. The all other and corporate category includes external providers of operator and customer support services and corporate operations.

The Company divested and discontinued two businesses in 2001, a collection business included in merchant services and an in-store branch banking business included in all other and corporate. Operations of the businesses were moved to the divested and discontinued businesses line. All periods were restated.

The business segment measurements provided to, and evaluated by, the Company’s CODM are computed in accordance with the following principles:

•	The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

•	Segment revenue includes interest income, equity earnings in affiliates and intersegment revenue.

•	A majority of corporate overhead is allocated to the segments based on a percentage of the segments’ revenues.

•	Segment operating profit includes interest income, minority interest and equity earnings in affiliates net of related amortization expense.

•	Segment operating profit excludes restructuring charges, asset impairment charges, significant litigation and regulatory settlement charges, interest expense, investment gains and losses, business divestiture gains and losses and income taxes since they are not allocated to the segments for internal evaluation purposes. While these items are identifiable to the business segments, they are not included in the measurement of segment operating profit provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation.

•	Revenues and operating profit of the payment services segment are stated on a pre-tax equivalent basis (i.e., as if investment earnings on nontaxable investments were fully taxable at FDC’s marginal tax rate).

Payment Services			Change
(in millions)	2002	2001	Amount	Percentage
Revenues:
Transaction and processing service fees	$2,868.4	$2,459.8	$408.6	17%
Investment income, net	299.2	236.5	62.7	27%
Product sales and other	5.2	4.9	0.3	6%
Reimbursable postage and other	5.9	—	5.9	—
Equity earnings in affiliates	3.1	4.5	(1.4)	(31%)

	$3,181.8	$2,705.7	$476.1	18%

Operating profit	$1,047.9	$818.1	$229.8	28%
Pro forma operating profit *	$1,047.9	$861.2	$186.7	22%

*	Throughout this section pro forma operating profit for 2001 reflects reported operating profit without goodwill amortization in accordance with SFAS 142.

Revenue growth during 2002 was attributable to the payment services segment delivering strong operating results by continuing to execute on its key strategies of increasing Western Union’s global distribution network; growing Western Union branded products and services; and accelerating efforts to build a strong global brand. This growth reflects continued strong underlying volume increases in these markets: traditional consumer-to-consumer, which includes North America and International consumer money transfers; consumer-to-business bill payment services, which includes the transfer of payments from consumers to utility companies, collection agencies, finance companies and other institutions, initiating e-commerce bill payments and remitting monthly mortgage payments from a customer’s account directly to their mortgage lender; prepaid stored-value market; and lastly, the issuance and processing of official checks and money orders. Also, the acquisitions of Paymap and E Commerce Group in April and June of 2002, respectively, contributed marginally to the segment’s revenue growth for 2002.

Transaction and processing service fee revenue improvement was primarily driven by total Western Union worldwide money transfer transaction growth, including both consumer-to-consumer and consumer-to-business transactions.

Money transfer transactions generated approximately 80% of the segment’s revenues for 2002 and 2001. International, domestic (including Canada) and Mexico consumer-to-consumer money transfers represented 52%, 21% and 7% of total money transfer revenue during 2002. For 2001, international, domestic (including Canada) and Mexico consumer-to-

consumer money transfers represented 50%, 23% and 9%, respectively, of total money transfer revenue. The remaining money transfer revenue is attributable to consumer-to-business transactions. International money transfer revenue includes U.S. outbound transactions destined for foreign countries other than Mexico.

For 2002, consumer-to-consumer money transfer transactions increased 22% to 67.8 million from 55.8 million in 2001. Consumer-to-consumer money transfer revenues account for approximately 80% of the total money transfer revenues. International money transfers drove much of this growth. Revenue for international money transfers (a transfer either sent to or received from an international location other than Mexico and Canada) grew 24% with transaction growth of 32% for 2002 compared with 2001. There was no effect on the segment revenue growth rate from currency fluctuations for the year. International money transfer revenue represented approximately 40% of the total payment services segment revenue for 2002 and 2001.

The increase in transactions is enhanced by the growth in the agent base, which increased 26% over 2001, to approximately 151,000 worldwide agent locations. The Western Union pipeline of locations signed and scheduled for installation before year-end 2003 is approximately 23,000. Much of this pipeline relates to signings in China and India.

Western Union’s revenue growth is driven by its worldwide network of roughly 15,000 “corridors” – country-to-country money-transfer pairs. Within these corridors, immigration patterns, new regulations, changing economic conditions, the geo-political environment, competition and other factors can impact both transactions and revenues. In 2002, revenues and transaction growth were negatively impacted by political and economic climates in Western Europe, Argentina, Venezuela and the Middle East as well as the closure of Western Union’s agent in South Africa. Although these situations had a negative impact, performance of individual countries typically does not materially affect the Company’s performance. Forty-nine and 48 of Western Union International’s top 50 countries had positive transaction and revenue growth, respectively, in 2002.

Consumer-to-business transactions grew 23% in 2002 to 173.1 million transactions compared to 141.0 million transactions in 2001. Transactions for 2002 and 2001 include E Commerce Group and Paymap as if they were consolidated subsidiaries as of January 1, 2001, to provide a more meaningful comparison. The growth in this market was driven by strong selling and marketing efforts and by the diversification of product offerings through the acquisitions of E Commerce Group and Paymap.

Prepaid stored-value revenue grew 30% on increased transactions of 58% in 2002. Growth in this market was driven by new customer signings with ValueLink.

The increase in investment income in 2002 is due primarily to average investable balances growing 21%, lower short-term rates, which resulted in lower commissions paid to selling agents, and incremental realized net gains of $31.0 million on the liquidation of certain portfolio investments. These benefits were offset by lower yields on certain investments and realized losses on derivative instruments used to hedge commissions paid to selling agents. The investment portfolio balance is driven largely from sales of official checks by selling agents. Payment services reports investment income and operating profit on a pre-tax equivalent basis (i.e., as if investment earnings on settlement assets, which are substantially all nontaxable, were fully taxable at FDC’s marginal tax rate). The revenue and operating profit impact reported in payment services related to the aforementioned pre-tax equivalent basis is eliminated upon consolidation.

Operating profit (on a pre-tax equivalent basis) increased due to the transaction and processing service fee and investment income growth described above, along with focused expense management, Six Sigma initiatives and other expense reductions, which have helped to improve margins, partially offset by price reductions in certain markets and increased promotional and advertising spending.

The money transfer and payment instrument businesses are subject to extensive regulation in the U.S. and abroad. As more fully explained in Note 12 of the Consolidated Financial Statements, the Company reached an $8.0 million settlement with the New York State Banking Department and a $3.0 million settlement with the U.S. Department of Treasury over alleged infractions of certain regulations related to Western Union’s money transfer business. It is possible that other regulatory bodies may make similar claims against the Company. These settlements are included as a charge against operating profit of the consolidated Company but not in the results of the segment discussed above.

Merchant Services			Change
(in millions)	2002	2001	Amount	Percentage
Revenues:
Transaction and processing service fees	$1,904.3	$1,393.0	$511.3	37%
Check verification and guarantee services	375.6	342.1	33.5	10%
Investment income, net	13.3	23.0	(9.7)	(42%)
Professional services	30.3	6.5	23.8	366%
Software licensing and maintenance	5.9	3.8	2.1	55%
Product sales and other	274.9	263.2	11.7	4%
Reimbursable postage and other	12.5	—	12.5	—
Equity earnings in affiliates	141.8	222.7	(80.9)	(36%)
Interest income	0.7	1.7	(1.0)	(59%)

	$2,759.3	$2,256.0	$503.3	22%

Operating profit	$737.1	$591.2	$145.9	25%
Pro forma operating profit	$737.1	$666.5	$70.6	11%

Merchant services revenue growth for 2002 was attributable to strong transaction and volume growth in the merchant acquiring business through strong sales efforts of the merchant alliances. The check verification and guarantee business also continued to show growth during the year. On top of the strong operating performance, a significant amount of the growth resulted from the previously discussed consolidation of three merchant alliances and the integration of 2002 and 2001 acquisitions.

Transaction and processing service fee growth was driven by growth in both the dollar volume and number of transactions processed, including strong growth in the PIN-based debit market, business acquisitions and the previously described consolidation of three merchant alliances. North America merchant dollar volume and transactions grew 15% and 16%, respectively, over 2001, with North America merchant dollar volume and transactions increasing to $562.5 billion and 10.2 billion, respectively, in 2002. The focus on expanding debit processing, new vertical markets and related products has directly led to both new merchant signings and increased volumes with some of the segment’s largest merchants. The addition of PayPoint enhances this strategic focus by bringing significant new merchant relationships and new products to FDC in these markets.

Core merchant businesses, which contributed 84% of total transaction and processing revenue, including the PayPoint and NYCE businesses, are the primary drivers of transaction and processing service fee growth. Revenue from these core businesses grew 45% from $1,103.5 million in 2001 to $1,602.5 million in 2002. The consolidation of the three merchant alliances, whose results were included in equity earnings in 2001, contributed 23% to the growth. The SunTrust alliance, which was formed in March 2002, PayPoint, acquired in August 2002, and the incremental results of NYCE, acquired in August 2001, combined, contributed approximately another 10% to the core transaction and processing service fee growth for the segment. The growth from acquisitions includes enhanced growth from the integration of such acquisitions into FDC’s infrastructure from the date of acquisition. Without the benefit of the alliance consolidations and acquisitions, the core transaction and processing services fee revenue growth was approximately 12% for 2002.

Check verification and guarantee services revenue growth in 2002 was attributable equally to growth in the Electronic Check Acceptance® service (“ECA®”) product and the additional revenue from the acquisition of ICS in April of 2002. These increases were offset by a slight decline in the paper check verification and guarantee activity.

The decrease in investment income in 2002 is attributable to significantly lower interest rates on comparable investable balances in 2002.

The increase in professional services revenue in 2002 was attributable to merchant services having performed certain programming and consulting services for one of the payment services operating units. The intercompany revenues have been eliminated on a consolidated basis.

The increase in product sales and other revenues in 2002 was attributable to a $42.8 million increase in the sales and leasing of products due largely to the March 2001 acquisition of TASQ, a $15.0 million gain from the sale of a small merchant alliance portfolio and a $7.1 million increase in royalty income, partially offset by $58.1 million of 2001 incentive payments related to a previously formed merchant alliance.

The purchase and sale of merchant contracts is an ordinary element of the Company’s merchant services business as is the movement of merchant contracts between the Company and its merchant alliances. The Company or a merchant alliance may purchase or sell a portfolio of contracts outright. Other times a partner may purchase the Company’s interest in a merchant alliance. This gives the partner 100% ownership in the underlying merchant contracts as compared to a partial interest in a joint venture alliance that owns the contracts. Other times the formation of a merchant alliance will involve the sale of an interest in a portfolio of the Company’s merchant contracts to the joint venture partner for cash. Management considers these transactions to be in the ordinary course of managing the Company’s business, and therefore, the gains from selling these revenue-generating assets are included within the product sales and other component of revenues.

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

The decrease in equity earnings in affiliates in 2002 is primarily attributable to the previously discussed consolidation of three merchant services alliances during the current year.

The increase in operating profits is reflective of increased dollar volume and transactions, focused expense management, improved risk management practices within the TeleCheck business, Six Sigma initiatives, and the impact of the items contained in the discussion of product sales and other revenues. The decline in operating margins as a percentage of revenue is attributable to acquisitions, a 2% impact related to the retroactive consolidation of the three merchant alliances and increased investment spending for international expansion, product development and system feature and functionality.

Card Issuing Services			Change
(in millions)	2002	2001	Amount	Percentage
Revenues:
Transaction and processing service fees	$1,312.8	$1,386.4	$(73.6)	(5%)
Professional services	64.8	55.8	9.0	16%
Software licensing and maintenance	25.5	13.6	11.9	88%
Product sales and other	1.7	39.7	(38.0)	(96%)
Reimbursable postage and other	521.4	466.6	54.8	12%
Equity earnings in affiliates	(1.5)	0.4	(1.9)	NM
Interest income	0.6	1.1	(0.5)	(45%)

	$1,925.3	$1,963.6	$(38.3)	(2%)

Operating profit	$373.0	$346.6	$26.4	8%
Pro forma operating profit	$373.0	$366.0	$7.0	2%

Overall revenues decreased in 2002 due to the carryover of certain 2001 price concessions, deconversions and continued price compression. Such pricing items were partially offset by the conversion of new accounts in the second half of the year. In addition, the termination fees received in 2001 had a negative impact on revenue growth for 2002.

The decrease in transaction and processing service fees in 2002 was attributable to the factors noted above and deterioration in internal growth in the subprime market, partially offset by the current year increase in card accounts on file. Card accounts on file at December 31, 2002 were approximately 325 million (a 4% increase from 2001) with domestic card accounts growing to approximately 302 million (3% growth) and international card accounts increasing to approximately 23 million (27% growth). The Company converted approximately 8 million accounts during 2002 and has a pipeline of more than 82 million accounts, most of which are retail. Approximately 37 million of those accounts will be converted in 2003 with the majority being converted in the second half of the year.

As noted above, revenue growth was adversely affected by a general deterioration of the subprime market, with the top six subprime customers accounting for approximately 6% of the card issuing account base. Historically, the Company has experienced strong growth in this market. Although it continues to service customers that are growing despite these conditions, the Company experienced negative growth in this market in 2002. Furthermore, heightened regulatory requirements (including increased capital and reserve requirements), material increases in delinquencies and charged off accounts and general economic conditions will constrain the ability of many customers in this market to maintain their existing account base in the near term.

Professional service revenues are comprised of custom programming services. The increase in 2002 was attributable to the acquisition of PaySys in April 2001, which accounted for a $9.7 million increase.

The increase in software licensing and maintenance revenue in 2002 was attributable to maintenance fees associated with PaySys’ VisionPLUS software.

The decrease in product sales and other revenues in 2002 was attributable to contract termination fees of $36.8 million received in 2001. No significant termination fees were received in 2002.

The increase in reimbursable postage and other is attributable to increased postage rates and mailing volumes.

The operating profit increase for the card issuing services segment was driven by operational improvements including focused expense management, Six Sigma initiatives, productivity improvements and other expense reductions, which helped improve margins. Additionally, the favorable resolution of a contract issue and increased capitalization of software development costs, offset by the impact of contract termination fees received in 2001 and additional 2002 expenses related to the system redesign, led to a net operating profit increase of approximately $11 million. The increase in the capitalization of software development costs is attributable to the Company reaching the capitalization phase of the multi-year system redesign. The Company’s capital expenditures for this system redesign are in line with the previously disclosed 3% to 5% of segment revenue (excluding reimbursable postage and other). In the future, operating margins may be adversely affected due to the gross up of reimbursable expenses according to EITF 01-14 as the Company signs new contracts in the print/mail and plastics business.

Emerging Payments			Change
(in millions)	2002	2001	Amount	Percentage
Revenues:
Transaction and processing service fees	$72.5	$71.4	$1.1	2%
Professional services	41.5	6.2	35.3	NM
Software licensing and maintenance	31.5	6.0	25.5	NM
Interest income	1.7	7.2	(5.5)	(76%)

	$147.2	$90.8	$56.4	62%

Operating loss	$(16.6)	$(11.8)	$(4.8)	(41%)
Pro forma operating loss	$(16.6)	$(11.5)	$(5.1)	(44%)

Transaction and processing service fees remained relatively consistent for 2002 due to govONE’s core tax payment processing operations.

The increase in professional services revenue in 2002 was due to the acquisition of GovConnect in April 2002.

The increase in software licensing and maintenance revenue in 2002 was attributable to the acquisitions of Taxware and Encorus, acquired in August 2001 and November 2001, respectively.

The decline in interest income in 2002 was due to lower cash balances as a result of the business acquisitions described above and lower interest rates in 2002.

The segment’s increase in operating losses primarily reflects the product development efforts within Encorus.

All Other and Corporate			Change
(in millions)	2002	2001	Amount	Percentage
Revenues:
Transaction and processing service fees	$86.4	$89.1	$(2.7)	(3%)
Professional services	2.7	2.7	—	—
Equity earnings in affiliates	—	(1.8)	1.8	—
Interest income	2.0	16.4	(14.4)	(88%)

	$91.1	$106.4	$(15.3)	(14%)

Operating loss	$(72.6)	$(40.8)	$(31.8)	(78%)
Pro forma operating loss	$(72.6)	$(40.9)	$(31.7)	(78%)

Transaction and processing service fees slightly declined in 2002 as a result of lost business and a decrease in volume with existing clients at Teleservices and Call Interactive.

The decline in interest income in 2002 was attributable to lower interest rates and the maturity of certain investments early in 2002.

The increase in the operating loss is mainly attributable to increased spending on certain corporate initiatives, increased headcount, a decline in revenue noted above and a decline in interest income.

Results of Operations

The following discussion for both results of operations and segment results refers to the twelve-month period ended December 31, 2001 versus the same period in 2000. Consolidated results should be read in conjunction with the segment results, which provide more detailed discussions around certain Consolidated Statements of Income components.

2001 Compared with 2000			Change
(in millions)	2001	2000	Amount	Percentage
Revenues:
Transaction and processing service fees	$5,701.8	$5,216.2	$485.6	9%
Investment income, net	86.5	45.9	40.6	88%
Professional services	71.2	44.0	27.2	62%
Software licensing and maintenance	23.4	—	23.4	—
Product sales and other	315.7	178.8	136.9	77%
Reimbursable postage and other	453.0	437.2	15.8	4%

	$6,651.6	$5,922.1	$729.5	12%

Expenses:
Cost of services	$3,612.5	$3,340.2	$272.3	8%
Cost of products sold	157.2	71.9	85.3	119%
Selling, general and administrative	1,084.3	867.3	217.0	25%
Reimbursable postage and other	453.0	437.2	15.8	4%

Total revenues in 2001 increased 12% to $6,651.6 million from $5,922.1 million in 2000. The growth was driven by the strength of the payment services and merchant services segments and business acquisitions, primarily in the merchant services segment, which are discussed in the segment results below.

The increase in transaction and processing service fees is primarily attributable to growth in consumer-to-consumer money transfer transactions of 25%, consumer-to-business transactions of 19%, North America merchant dollar volume growth of 9%, and North America merchant transaction volume growth of 10% for 2001. The acquisitions of NYCE and the retroactive consolidation of Cardservice International, Inc. (“CSI”) enhanced this strong growth, as did other acquisitions discussed in the segment results below.

Investment income grew 88% in 2001 attributable to a significant increase in average investable balances in 2001 and incremental realized net gains of $22.1 million on the liquidation of certain portfolio investments, partially offset by a significant decline in interest rates related to short-term investments and realized losses on derivative instruments used to hedge commission paid to selling agents. On a pre-tax equivalent basis investment income increased 30% in 2001 from $199.8 million in 2000 to $259.5 million.

The growth in professional services revenues was substantially driven by PaySys, which contributed $21.0 million for 2001, as it was acquired in April 2001, and the remaining increase related to increased programming requests from clients at FDE and govONE.

Software licensing and maintenance revenue for 2001 was primarily due to PaySys and Taxware, which contributed $13.6 million and $5.7 million, respectively. PaySys and Taxware were acquired in April 2001 and August 2001, respectively.

The increase in product sales and other revenues in 2001 was primarily attributable to an increase of $85.4 million in sales and leasing of products, mainly point-of-sale devices by TASQ (acquired in March 2001), contract termination fees of $36.8 million received in 2001 and an increase in royalty income of $18.6 million, slightly offset by a decline in revenue from a divested business of $10.5 million in 2001.

The increase in reimbursable postage and other items was attributable to increased volume and postage rates having increased in January 2001.

Cost of services as a percentage of service revenues (transaction and processing service fees and professional services) decreased approximately 0.9 percentage points in 2001. The increase in the dollar amount of cost of services resulted from growth in core businesses, business acquisitions and an increase in agent commissions, partially offset by benefits realized from cost reduction initiatives, focused expense management and Six Sigma initiatives.

The increase in cost of products sold for 2001 relates to the increase in sales of the Company’s point-of-sale devices, merchant services terminal leasing and software licensing and maintenance. The acquisition of TASQ in March of 2001 and the retroactive consolidation of CSI drove the increases noted above.

The increase in selling, general and administrative expenses during 2001 primarily relates to consolidating the results of CSI, which has its own sales force, other acquisitions previously noted, increased employee costs, proportionate advertising and promotion spending in relation to revenues and spending on corporate initiatives. As a percentage of total revenue, selling, general and administrative expenses increased approximately 1.7 percentage points to 16.3% in 2001.

During 2001, the Company recorded $27.5 million relating to restructuring charges. Refer to the comparison of 2002 to 2001 for a detailed description of these charges. These restructurings resulted in cost savings of approximately $15.5 million in 2001.

During 2001, the Company reversed prior period restructuring reserves resulting from changes in estimates totaling $6.7 million. The majority of these reversals related to the third quarter 2000 restructuring charge related to the United Kingdom-based operations of the card issuing services segment and the 1998 merchant services Nashville data center closure. The change in estimate related to the United Kingdom charge was caused primarily by pension obligations associated with severed employees being less than anticipated.

During 2000, the Company recorded restructuring charges of $79.8 million. These charges were comprised of severance totaling $70.2 million and $9.6 million in lease termination losses. Severance charges resulted from the termination of approximately 3,800 employees representing all levels of employees and 12% of the Company’s workforce. Payment services charges were $2.6 million. The charges represented the elimination of an operating center in Ft. Worth, Texas, as the functions were moved to an operating center in California and the relocation of certain Western Union International finance functions from Paramus, New Jersey to Denver, Colorado. The payment services restructuring plans were completed in the second and third quarters of 2001. Card issuing services charges were $69.6 million for the year ended December 31, 2000 as a result of downsizing FDE operations due to the loss of two major customers, reorganization of all levels of the domestic operations to reflect a new business model concept, loss of a processing contract due to a customer eliminating the service offering, and the consolidation of FDRA facilities and elimination of job redundancies. The card issuing services restructuring plans were completed throughout fiscal 2000 and 2001. All other and corporate charges were $7.6 million for the year ended December 31, 2000, due to the closure of two call centers as a result of the loss of a Teleservices customer contract and consolidation of corporate functions to the Denver office. The all other and corporate restructuring plans were completed in the second quarter of 2002 and the third quarter of 2000. These restructuring activities resulted in cost savings of approximately $85 million.

During 2000, the Company released a prior period card issuing contract loss reserve of $0.4 million.

During 2001, the Company recorded asset impairment charges of $14.7 million. Refer to the comparison of 2002 to 2001 for a detailed description of theses charges.

In June 2000, the Company recorded an impairment charge of $2.8 million related to the loss of a card issuing processing contract due to a customer eliminating the service offering.

In August 2000, the Company accrued $12.0 million based on the preliminary settlement of a pending lawsuit pertaining to the Company’s money transfer business.

During 2001, the Company recorded $184.2 million of investment losses. Refer to the comparison of 2002 to 2001 for a detailed description of these losses.

In December 2000, the Company recorded a $33.6 million write-down of its investment in Excite@Home due to a decline in the market value that was considered other than temporary.

The Company sold a small technology solutions company and its in-store branch banking business in January and August 2001, respectively. There was no gain or loss realized on these sales in 2001. During 2001, the Company discontinued a collection business, which resulted in a pre-tax loss of $11.4 million in June 2001 relating to the closure. The charge included $4.1 million for employee severance, $2.6 million for facility exit costs and an asset impairment charge of $4.7 million.

During 2001, the Company released prior period divestiture reserves of $39.6 million related primarily to the Investor Services Group due to the passage of certain contractual indemnification provisions. The Investor Services Group was divested in the fourth quarter of 1999.

In January 2000, the Company completed the sale of its Hogan Information Services business unit to Dolan Media Company for cash proceeds of $30.5 million. As a result of this transaction and the second quarter sale of another small business, the Company recognized a pre-tax gain of $5.4 million. In September 2000, the Company signed a letter of intent to sell a small subsidiary and, as a result, recorded a goodwill impairment charge of approximately $5.4 million. The sale was completed in January 2001.

In September 2000, FDC completed the merger of its joint venture, TransPoint, with CheckFree. The merger resulted in FDC receiving consideration of 6.6 million shares of CheckFree stock and recognizing a pre-tax gain of $186.0 million. The pre-tax gain reflects a $42 million cash contribution from FDC to TransPoint immediately prior to the merger.

As a result of the loss of the Teleservices customer contract in 2000, the Company sold the Pensacola facility and recognized a $3.9 million gain.

During 2000, the Company released prior period divestiture reserves of $9.2 million related primarily to Donnelly Marketing due to the passage of certain contractual indemnification provisions. Donnelly Marketing was divested in the third quarter 1999.

The increase in interest income during 2001 was attributable to higher cash balances on hand, mainly within the emerging payments segment.

The increase in interest expense during 2001 was attributable to a 69% overall increase in average total debt balances, partially offset by significantly lower interest rates.

The full year effective tax rate for 2001 was 27.8%, compared with 29.0% in 2000. The decrease in the effective tax rate in 2001 was primarily attributable to the tax effect of restructuring, impairments, litigation and regulatory settlements, investment gains and losses and divestitures items caused the effective tax rate for 2001 and 2000 to be lower by 1.2% and higher by 0.4%, respectively.

The increase in minority interest expense in 2001 is attributable to the retroactive consolidation of CSI.

The increase in equity earnings in affiliates in 2001 is attributable to an increase in earnings with the Company’s merchant alliances accounted for under the equity method of accounting and the sale of an equity method investment in September 2000 that was incurring losses.

The $2.7 million cumulative effect of a change in accounting principle in the first quarter of 2001 related to the Company’s adoption of SFAS 133 for its derivative and hedging activities.

Net income of $871.9 million was down from $929.6 million in 2000. Restructuring, impairments, litigation and regulatory settlement, divestitures and investment gains and losses, which fluctuate significantly from period to period, reduced 2001 net income by $121.8 million compared to the 2000 benefit of $46.0 million.

Diluted earnings per share (“EPS”) decreased 2% to $1.10 in 2001 compared with $1.12 in 2000. The decrease is due to the items noted above, partially offset by the impact of treasury stock purchases.

Segment Results Payment Services			Change
(in millions)	2001	2000	Amount	Percentage
Revenues:
Transaction and processing service fees	$2,459.8	$2,132.7	$327.1	15%
Investment income, net	236.5	177.7	58.8	33%
Product sales and other	4.9	4.8	0.1	2%
Equity earnings in affiliates	4.5	—	4.5	—

	$2,705.7	$2,315.2	$390.5	17%

Operating profit	$818.1	$684.1	$134.0	20%
Pro forma operating profit	$861.2	$721.7	$139.5	19%

Transaction and processing service fee revenue improvement was primarily driven by total Western Union worldwide money transfer transaction growth, including both consumer-to-consumer and consumer-to-business transactions.

Money transfer transactions generated 80% and 81% of the segment’s revenues in 2001 and 2000, respectively. For 2001, international, domestic (including Canada) and Mexico consumer-to-consumer money transfers represented 50%, 23% and 9%, respectively, of total money transfer revenue. For 2000, international, domestic (including Canada) and Mexico consumer-to-consumer money transfers represented 44%, 25% and 12%, respectively, of total money transfer revenue. The remaining money transfer revenue is attributable to consumer-to-business money transfer transactions. International money transfer revenue includes U.S. outbound transactions destined for foreign countries other than Mexico.

For 2001, consumer-to-consumer money transfer transactions grew 25% to 55.8 million from 44.6 million in 2000. International money transfers drove much of this growth. Revenue for international money transfers (a transfer either sent to or received from an international location other than Mexico and Canada) grew 32% with transaction growth of 43% for 2001 compared with 2000. Assuming a constant exchange ratio between the euro and the U.S. dollar, international money transfer revenues would have increased by 34%. International money transfer revenue represented approximately 40% and 35% of the total payment services segment revenue for 2001 and 2000, respectively. Consumer-to-business transactions also contributed to the revenue growth, but to a lesser extent.

The increase in transactions is enhanced by the growth in the agent base, which increased 19% during 2001, to approximately 120,000 worldwide agent locations.

Prepaid stored-value transactions grew 67% in 2001. Growth in this market was driven by new customer signings with ValueLink.

The increase in investment income in 2001 is primarily due to average investable balances growing 26%, lower short-term rates which resulted in lower commissions paid to selling agents, and incremental realized gains of $22.1 million on the liquidation of certain portfolio investments. These benefits were offset by lower yields on certain investments and realized losses on derivative instruments used to hedge commissions paid to selling agents. The investment portfolio balance is driven largely from sales of official checks by selling agents. Payment services reports investment income and operating profit on a pre-tax equivalent basis (i.e., as if investment earnings on settlement assets, which are substantially all nontaxable, were fully taxable at FDC’s marginal tax rate). The revenue and income reported in payment services related to the aforementioned pre-tax equivalent basis is eliminated upon consolidation.

Operating profits (on a pre-tax equivalent basis) increased due to the transaction and processing service fee and investment income growth described above, partially offset by price reductions in certain markets and increased promotional and advertising spending.

Merchant Services			Change
(in millions)	2001	2000	Amount	Percentage
Revenues:
Transaction and processing service fees	$1,393.0	$1,064.6	$328.4	31%
Check verification and guarantee services	342.1	325.0	17.1	5%
Investment income, net	23.0	22.1	0.9	4%
Professional services	6.5	5.2	1.3	25%
Software licensing and maintenance	3.8	—	3.8	—
Product sales and other	263.2	155.4	107.8	69%
Equity earnings in affiliates	222.7	201.4	21.3	11%
Interest income	1.7	2.2	(0.5)	(23%)

	$2,256.0	$1,775.9	$480.1	27%

Operating profit	$591.2	$516.3	$74.9	15%
Pro forma operating profit	$666.5	$578.4	$88.1	15%

Transaction and processing service fee growth was driven by growth in both the dollar volume and the number of transactions processed, including strong growth in the PIN-based debit market and growth from business acquisitions. North America merchant dollar volume and transactions grew 9% and 10%, respectively, over 2000 with North America merchant dollar volume and transactions increasing to $491.1 billion and 8.8 billion, respectively, in 2001.

Core merchant businesses, which contributed 79% of total transaction and processing revenue, including the NYCE business, are the primary drivers of transaction and processing service fee growth. Revenue from these core businesses grew 28% from $860.1 million in 2000 to $1,103.5 million in 2001. The consolidation of CSI, whose results were included in equity earnings in 2000, contributed 18% to the growth. NYCE, which the Company acquired in August 2001, contributed approximately another 6% to the core transaction and processing service fee growth for the segment. Without the benefit of the CSI consolidation and the NYCE acquisition, the core transaction and processing services fee revenue growth was approximately 4% for 2001.

Check verification and guarantee services revenue growth in 2001 was attributable to growth in ECA products.

Investment income remained constant in 2001, as the increase in investable balances was offset by declining interest rates.

The increase in professional services revenue in 2001 was attributable to merchant services performing certain services for some of the unconsolidated merchant alliances during 2001.

The increase in product sales and other revenues in 2001 was attributable to an $83.8 million increase in product sales, mostly point-of-sale devices, due mainly to the March 2001 acquisition of TASQ and an $18.6 million increase in royalty income.

The increase in equity earnings in affiliates in 2001 is primarily attributable to increased earnings with the Company’s merchant alliances, partially offset by the impact of consolidating the results of CSI retroactive to January 1, 2001.

Operating profits grew slower than revenues for 2001 due to acquisitions with lower margins, the minority interest expense associated with NYCE and CSI and an increase in uncollectible guaranteed checks in the TeleCheck business. The merchant services segment continues to experience benefits from the continuation of cost-reduction initiatives, which partially offset the items noted above.

Card Issuing Services			Change
(in millions)	2001	2000	Amount	Percentage
Revenues:
Transaction and processing service fees	$1,386.4	$1,446.8	$(60.4)	(4%)
Professional services	55.8	32.5	23.3	72%
Software licensing and maintenance	13.6	—	13.6	—
Product sales and other	39.7	0.2	39.5	NM
Reimbursable postage and other	466.6	440.5	26.1	6%
Equity earnings in affiliates	0.4	—	0.4	—
Interest income	1.1	0.9	0.2	22%

	$1,963.6	$1,920.9	$42.7	2%

Operating profit	$346.6	$307.1	$39.5	13%
Pro forma operating profit	$366.0	$323.5	$42.5	13%

The decrease in transaction and processing service fees in 2001 was attributable to reduced pricing on contract renewals and certain deconversions in 2001 partially offset by the increase in card accounts on file. Card accounts on file at December 31, 2001 were approximately 312 million (a 1% increase from 2000) with domestic card accounts growing to approximately 294 million (4% growth) and international card accounts decreasing to approximately 18 million (35% decline). The decline in international card accounts on file and associated revenue resulted from the deconversion of the Royal Bank of Scotland and National Westminster Bank accounts.

Professional services revenue was comprised of custom programming services. The increase in 2001 was attributable to the acquisition of PaySys in April 2001, which accounted for $21.0 million of the increase.

Software licensing and maintenance revenue in 2001 was attributable to maintenance fees associated with PaySys’ VisionPLUS software.

The increase in product sales and other revenues in 2001 was attributable to contract termination fees of $36.8 million received in 2001. No significant termination fees were received in 2000.

The increase in reimbursable postage and other is attributable to increased postage rates in January 2001 and mailing volumes.

Operating profit for the card issuing services segment increased largely due to contract termination fees. The negative impact of client and card mix noted above was offset by cost savings from Six Sigma initiatives, as well as workforce reductions in 2000 and productivity improvements.

Emerging Payments			Change
(in millions)	2001	2000	Amount	Percentage
Revenues:
Transaction and processing service fees	$71.4	$70.3	$1.1	2%
Professional services	6.2	3.3	2.9	88%
Software licensing and maintenance	6.0	—	6.0	NM
Interest income	7.2	1.3	5.9	NM

	$90.8	$74.9	$15.9	21%

Operating profit (loss)	$(11.8)	$5.3	$(17.1)	NM
Pro forma operating profit (loss)	$(11.5)	$5.3	$(16.8)	NM

Transaction and processing service fees remained relatively consistent for 2001 and relate to govONE’s core tax payment processing operations.

The increase in professional service revenue in 2001 was due to govONE having performed additional services in 2001 for certain governmental entities.

The increase in software licensing and maintenance revenue in 2001 was attributable to the acquisitions of Taxware and Encorus, acquired in August 2001 and November 2001, respectively.

The increase in interest income in 2001 was due to the investment of the cash contribution made in November 2000 for the formation of eONE.

The operating loss for 2001 resulted from the increased spending in 2001 over 2000 for the establishment of a core management team, the operating losses of Encorus, and increased spending on e-commerce initiatives.

All Other and Corporate			Change
(in millions)	2001	2000	Amount	Percentage
Revenues:
Transaction and processing service fees	$89.1	$141.4	$(52.3)	(37%)
Professional services	2.7	3.0	(0.3)	(10%)
Equity earnings in affiliates	(1.8)	(0.8)	(1.0)	(125%)
Interest income	16.4	15.5	0.9	6%

	$106.4	$159.1	$(52.7)	(33%)

Operating loss	$(40.8)	$(15.2)	$(25.6)	(168%)
Pro forma operating loss	$(40.9)	$(15.6)	$(25.3)	(162%)

Transaction and processing service fees declined in 2001 as a result of lost business and a decrease in volume with existing clients at Teleservices and Call Interactive.

The operating loss is mainly attributable to increased spending on certain corporate initiatives, the loss of a significant contract at Teleservices, spending on the development of MoneyZap and operating losses relating to Achex, which was acquired in July 2001.

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

FDC’s business is somewhat insulated from economic fluctuations due to recurring service revenues from long-term relationships. Merchant services segment revenues are largely driven by the number of transactions (and, to a lesser degree, dollar volumes) processed by the Company; therefore, this segment is the least insulated from economic slowdowns. Continued softness in consumer spending could negatively impact the financial performance of this segment. Counterbalancing this negative impact is consumers’ increased use of credit, debit and stored-value cards in place of cash and checks, although decreased use of checks could negatively affect TeleCheck’s business. Other trends in consumer spending, along with changes in the mix of merchant customers, can have an effect on the Company’s merchant services business. For example, a significant increase in the number or dollar volume of transactions processed by the segment for large, national merchants could reduce the Company’s profit margins. An economic slowdown also might cause an increase in merchant credit deterioration that could pose a further financial risk for this segment. The Company actively monitors merchant credit status and manages merchant credit risk pursuant to established policies and procedures, which include obtaining collateral from certain merchants. Any future catastrophic event, similar to the events of September 11, 2001, also could impact merchant credit quality, transaction volumes and/or revenues.

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

Payment services also manages an investment portfolio associated with its settlement assets. These investments are of a fiduciary nature and are managed under the tight constraints of state banking regulations, which require that these assets be invested in high-quality investments carrying a single A or better credit rating from S&P or Moody’s. Periodically, the Company’s Investment Committee will review the quality of the portfolio taking into account any potential effect of a weakening economy. The Company will sell certain investments to reposition the profile of the portfolio as it pertains to attributes such as credit quality, sector and asset/liability management objectives. At December 31, 2002, 99% of the payment services portfolio was invested in AA or above-rated securities.

Portions of the Company’s businesses are seasonal. FDC’s revenues and earnings are favorably affected by increased card and check volume during the holiday shopping period in the fourth quarter and, to a lesser extent, during the back-to-school buying period in the third quarter.

Capital Resources and Liquidity

FDC continues to generate significant cash flow from operating activities, aggregating approximately $1.9 billion in 2002, $1.4 billion in 2001 and $1.2 billion in 2000. Cash flow from operations increased $505.1 million in 2002 over 2001 and $226.5 million in 2001 over 2000. The 2002 operating cash flow was primarily produced from net income of $1,237.9 million, adjusted for depreciation and amortization expense of $538.5 million and non-cash items totaling $154.5 million. These 2002 operating inflows were partially offset by an outflow of $18.1 million related to working capital items. The 2001 operating cash flow was primarily produced from net income of $871.9 million, adjusted for depreciation and amortization expense of $638.4 million and non-cash items totaling $240.3 million. The 2001 operating inflows were partially offset by an outflow of $342.9 million related to working capital items. The 2000 operating cash flow was produced from net income of $929.6 million, adjusted for depreciation and amortization expense of $588.8 million offset by non-cash items totaling $122.4 million and working capital outflows totaling $214.8 million.

The working capital items include “accounts receivable,” “other assets” and “accounts payable and other liabilities” on the Consolidated Balance Sheets. The changes in these balance sheet line items are primarily attributable to acquisitions made in the current year as well as operating activities. The increase in “accounts payable and other liabilities” is also attributable to derivative hedging instruments. Changes in the fair values of these instruments are primarily recorded in the “other comprehensive income” component of stockholders’ equity and such changes are not included in the computation of cash flow from operations.

FDC utilized the cash flow from operating activities primarily to reinvest in its existing businesses, to fund acquisitions and to fund treasury stock purchases. FDC reinvests cash in its existing businesses primarily to expand its processing capabilities through property and equipment additions and to establish customer processing relationships through initial payments for contracts, conversion costs and systems development. Capitalized amounts for these cash outlays totaled $418.3 million, $365.9 million and $292.4 million in 2002, 2001 and 2000, respectively. Amounts capitalized for property and equipment primarily relate to electronic data processing equipment, building and improvements and other equipment including terminals and production equipment. The following table discloses amounts capitalized related to customer contracts, conversion costs, systems development and other intangible assets. The majority of amounts capitalized for systems development in 2002 relate to the multi-year plan in the card issuing services segment, which was substantially completed by year-end from a development perspective.

	December 31,
	2002	2001	2000
(in millions)
Customer contracts	$53.8	$60.4	$29.2
Conversion costs	36.2	38.8	40.0
Systems development	115.9	79.0	74.2
Other intangible assets	0.5	0.6	0.2

	$206.4	$178.8	$143.6

Overall, FDC’s operating cash flow exceeded its investing activities associated with additions to property and equipment and capitalized contract and systems development costs by $1,494.5 million in 2002, $1,041.8 million in 2001 and $888.8 million in 2000. These cash sources contributed to funds utilized for payments related to businesses previously acquired, business acquisitions and treasury stock purchases.

Cash outlays for acquisitions totaled $619.4 million in 2002, $954.5 million in 2001 and $52.9 million in 2000. The Company finances acquisitions through a combination of internally generated funds and short-term commercial paper borrowings. The Company believes that its cash flow from operations together with other available sources of funds will be adequate to meet its funding requirements (refer to Note 3 of the Consolidated Financial Statements for a discussion of business combinations).

The Company paid $208.1 million, $32.9 million and $47.3 million in 2002, 2001 and 2000, respectively, related to prior year acquisitions, which in 2002 consisted primarily of the payment of a promissory note related to the December 2001 acquisition of CSI. The remainder for 2002 and for prior years related to funding of a merchant alliance as well as contingent payments related to previous acquisitions.

The Company received $79.3 million in net proceeds from other investing activities in 2002 compared with net cash outlays of $153.3 million in 2001 and net proceeds of $5.1 million in 2000. The source of cash in 2002 relates to the change in regulatory cash requirements, the maturity of investments as well as the sale of a portion of the Company’s investment in CheckFree stock. The use of cash in 2001 results from the change in regulatory cash requirements as well as the purchase of investments. The source of cash in 2000 is due to the change in regulatory cash requirements offset by the purchase of investments.

The Company’s financing activities include net proceeds and cash outlays related to the issuance and paydown of commercial paper. The Company had net proceeds of $71.5 million in 2002, net cash outlays of $578.4 million in 2001 and net proceeds of $348.6 million in 2000. The commercial paper balance outstanding as of December 31, 2002 and 2001 was $349.9 million and $278.4 million, respectively.

The Company’s financing activities in 2001 included the issuance of $542 million of 2% Senior Convertible Contingent Debt Securities due 2008 (“CODES”) which generated net cash proceeds of approximately $535 million. The securities are contingently convertible into approximately 13.2 million shares, at $40.95 a share, once certain conditions are satisfied based upon the trading price of the Company’s common stock at a premium and/or the CODES. In addition, the Company issued $650 million of 4.70% Senior Notes due 2006 and $650 million of 5.625% Senior Notes due 2011, which generated $646 million and $644 million, respectively, of proceeds to the Company.

A change in one of the Company’s credit ratings could result in higher borrowing rates for its commercial paper program and any future debt issuances. The Company closely monitors the factors that influence such ratings and works with the respective credit rating agencies to maintain its credit ratings. The Company also has entered into debt agreements that require the Company to maintain a minimum interest coverage ratio of 2.5 to 1 and satisfy certain other restrictive covenants as discussed in Note 9 to the Consolidated Financial Statements. The Company’s current interest coverage ratio is approximately 15 to 1. The Company expects to continue to comply with all of its debt covenants. However, such continued compliance cannot be assured.

The following table presents stock repurchase programs authorized by the Board of Directors from 1999 through 2002, disclosing total shares purchased under each program and the associated cost:

	2002		2001		2000
	Shares (a)	Cost	Shares (a)	Cost	Shares (a)	Cost
(in millions)
$750 million, authorized July 1999	—	—	—	—	12.1	$265.1
$1 billion, authorized May 2000	—	—	5.9	$163.5	36.2	836.5
$500 million, authorized December 2000	—	—	16.8	500.0	—	—
$700 million, authorized September 2001	14.1	$512.8	6.1	187.2	—	—
$500 million, authorized May 2002	1.1	38.3	—	—	—	—

	15.2	$551.1	28.8	$850.7	48.3	$1,101.6

(a)	Share amounts have been retroactively restated for all periods to reflect the impact of the stock split.

Additionally, the Company purchased $298.0 million, $467.8 million and $408.2 million of treasury stock in 2002, 2001 and 2000, respectively, for issuances upon the exercise of stock options and share issuances under the Company’s employee stock purchase plan.

Significant non-cash transactions in 2002 included a $33.3 million note that was converted into 1.83 million shares. In addition, the Company entered into $33.2 million in capital lease agreements in 2002 to finance the purchase of equipment and software. There were no material non-cash transactions in 2001 or 2000.

FDC has remaining available short-term borrowing authorization of approximately $1.7 billion at December 31, 2002 under the Company’s commercial paper program, extendable commercial note program and uncommitted bank credit lines. The Company filed a shelf registration in the first quarter of 2001, providing for the issuance of up to $1.5 billion of debt and equity securities of the Company, of which $200 million was available at December 31, 2002. The Company has another shelf registration providing for the issuance of approximately 10 million shares of the Company’s common stock in connection with certain types of acquisitions, of which approximately 10 million shares are available at December 31, 2002.

Highly liquid investments (other than those included in settlement assets) with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates market value. ATM operating cash included in cash and cash equivalents at December 31, 2002 and 2001 was $233.4 million and $85.3 million, respectively. Excluded from cash and cash equivalents at December 31, 2002 and 2001 was $160.5 million and $126.8 million, respectively, of regulatory required investments in connection with the money transfer operations and $70.0 million and $70.0 million, respectively, of required investments in connection with FDC’s merchant card settlement operations. At various times, amounts classified as cash and cash equivalents are required to be held in order to meet certain covenants associated with the official check business. At December 31, 2002 and 2001, no amounts were required to be held to satisfy the covenants. Also excluded from cash and cash equivalents were escrow funds of $27.7 million and $16.3 million at December 31, 2002 and 2001, respectively. The escrowed funds relate primarily to installment payments on acquisitions and a money transfer litigation settlement. The amounts excluded from cash and cash equivalents are included in “other assets” in the Consolidated Balance Sheets.

As an integral part of FDC’s payment instrument services, FDC receives funds from instruments sold in advance of settlement with payment recipients. These funds (referred to as “settlement assets” on FDC’s Consolidated Balance Sheets) are not utilized to support the Company’s operations. However, the Company does have the opportunity to earn income from investing these funds. The Company maintains a portion of its settlement assets in highly liquid investments (classified as cash equivalents within settlement assets) to fund settlement obligations.

The Company believes that its current level of cash and short-term financing capability along with future cash flows from operations are sufficient to meet the needs of its existing businesses. However, the Company may from time to time seek longer-term financing to support additional cash needs or reduce its short-term borrowings.

Other than facility and equipment leasing arrangements, the Company does not engage in off-balance sheet financing activities. FDC entered into two synthetic operating leases during 2001. A synthetic lease is a form of operating lease wherein a third-party lessor funds the acquisition or construction costs relating to one or more properties to be leased to a lessee. The lessor is the owner of the leased property and must provide at least 3% of the required funds in the form of at-risk equity. The lessor generally borrows the balance of the funds necessary to fund the acquisition or construction. For the synthetic leases entered into by the Company, the lessor’s borrowings were from parties unrelated to FDC. The synthetic operating leases were entered into to give FDC favorable financing arrangements with regard to the facilities subject to the leases. Rent expense related to the synthetic leases was $2.3 million, $6.8 million and $8.0 million in 2002, 2001 and 2000, respectively.

The Company entered into two synthetic operating leases during 2001. The first synthetic operating lease of $95 million was used to refinance existing synthetic operating leases for five existing properties occupied by FDC. The synthetic operating lease is for a five-year period and is renewable for two five-year periods at the option of FDC. The second synthetic operating lease of $25 million was entered into to fund the construction of a new office building. This lease is for a five-year occupancy period after construction and is renewable for one year at FDC’s option. During 2002, the Company terminated the construction contract for the new office building. The Company expensed approximately $1.9 million in construction costs and termination fees under this contract. The Company is currently assessing its alternatives for the $25 million synthetic operating lease. Under both leases, FDC has the option to renew the leases, purchase the property or sell the properties under the leases to a third party. Furthermore, FDC has guaranteed an $80.8 million residual value of the underlying properties to the lessor. FDC must maintain compliance with certain restrictive covenants consistent with the Company’s borrowings. As of December 31, 2002, the Company was in compliance with these restrictive covenants.

In connection with certain business combinations, lease agreements, bankcard association agreements and agent settlement agreements, the Company has $54.3 million in letters of credit, most of which expire in 2003.

The Company’s Contractual Obligations as of December 31, 2002 are as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
(in millions)
Debt	$3,058.7	$551.2	$330.0	$896.5	$1,281.0
Capital lease obligations	37.9	21.5	16.4	—	—
Operating leases *	383.7	90.3	129.6	79.6	84.2
Unconditional purchase obligations	5.9	5.9	—	—	—
Other obligations	9.0	—	9.0	—	—

	$3,495.2	$668.9	$485.0	$976.1	$1,365.2

*	Does not include guaranteed residual value of $80.8 million associated with synthetic operating leases.

Critical Accounting Policies

Reserve for Merchant Credit Losses and Check Guarantees

The merchant services segment conducts its business through both consolidated subsidiaries and alliances accounted for under the equity method. Under the rules of the credit card associations, the Company and/or its alliance partnerships have certain contingent liabilities for credit card transactions acquired from merchants. This contingent liability arises in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder’s favor. In such a case, the Company or the alliance charges the transaction back (“chargeback”) to the merchant and the disputed amount is credited or otherwise refunded to the cardholder. If the Company or alliance is unable to collect this amount from the merchant, due to the merchant’s insolvency or other reasons, the Company or alliance will bear the loss for the amount of the refund paid to the cardholder. In most cases, this contingent liability situation is unlikely to arise because most products or services are delivered when purchased, and credits are issued by the merchant on returned items. However, where the product or service is not provided until some time following the purchase, the contingent liability is more likely. The Company mitigates its risk by obtaining collateral from merchants considered higher risk because they have a time delay in the delivery of services, operate in industries that experience chargebacks or are less creditworthy.

The credit loss exposure is within the scope of the initial recognition and initial measurement provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). Being within the scope of FIN 45 means the Company is required to recognize a liability (such as a credit loss reserve) in the amount of the fair value of what is considered a guarantee to the consumer in the event the merchant is unable to perform as described above. The liability in the amount of the fair value of the guarantee is required to be maintained until the settlement or expiration of the guarantee for transactions occurring after December 31, 2002. As noted above, the credit risk is partially mitigated by the collateral the Company obtains from those merchants considered at risk. During the years ended December 31, 2002, 2001 and 2000, the Company and its alliances incurred aggregate credit losses of $39.8 million, $67.6 million and $23.9 million, respectively, on $562.5 billion, $491.1 billion and $451.7 billion, respectively, of aggregate bankcard dollar volume processed. At December 31, 2002 and 2001, the Company and its alliances had $367.3 million and $267.7 million, respectively, in cash collateral and $56.0 million and $42.2 million of collateral in the form of letters of credit. The Company also has other forms of less liquid collateral. The $194.7 million and $91.8 million of cash collateral attributable to consolidated subsidiaries are included in “settlement assets” and “settlement obligations” on the Consolidated Balance Sheets at December 31, 2002 and 2001, respectively. The Company believes that, based on its historical experience, ongoing credit risk assessments and the collateral held, the fair value of the guarantee would not be materially different from the credit loss reserves discussed below.

The credit loss reserve recorded on the Company’s Consolidated Balance Sheets only relates to the business conducted by its consolidated subsidiaries. The credit loss reserves for unconsolidated alliances are only recorded in the alliances’ financial statements. The Company has not recorded any reserves for estimated losses in excess of reserves recorded by the unconsolidated alliances nor has the Company identified needs to do so. At December 31, 2002 and 2001, the Company and its consolidated and unconsolidated alliances had aggregate merchant credit loss reserves of $27.6 million and $53.2 million, respectively. The foregoing disclosure presents merchant credit loss reserves in the aggregate without regard to whether the reserve relates to merchant contracts held by entities consolidated by the Company or alliances accounted for under the equity method. The amount of reserve attributable to entities consolidated by the Company was $17.9 million and $19.1 million at December 31, 2002 and 2001, respectively. This reserve is included in the “allowance for doubtful accounts” component of “accounts receivable” on the Consolidated Balance Sheets.

The credit loss reserves, both for the unconsolidated alliances and the Company, are comprised of amounts for known losses and a provision for losses incurred but not reported (“IBNR”). Credit loss reserves are primarily determined by performing a historical analysis of chargeback loss experience. Other factors are considered that could affect that experience in the future. Such items include the general economy and economic challenges in a specific industry (such as the travel industry after September 11, 2001) or those affecting certain types of clients. Once these factors are considered, the Company or the unconsolidated alliance establishes a rate (percentage) that is calculated by dividing the expected chargeback (credit) losses by dollar volume processed. This rate is then applied against the dollar volume processed each month and charged against earnings. The resulting accrual balance is then compared to requirements for known losses and estimates for IBNR items. Historically, such an estimation process has proven to be materially accurate.

The majority of TeleCheck’s business involves the guarantee of checks received by merchants for a period of 90 days from the check date. Upon obtaining approval from TeleCheck to accept the check, the merchant will deposit the check in its bank account. TeleCheck earns a fee for each check it guarantees, which is generally determined as a percentage of the check amount. This fee is recognized as revenue at the time TeleCheck guarantees the check. If the check is returned, TeleCheck is required to purchase the check from the merchant at its face value and pursue collection from the check writer. At the time TeleCheck recognizes revenue, based on recent past history, a provision for estimated check returns net of anticipated recoveries is recorded. The estimated check returns and recovery amounts are subject to the risk that actual amounts returned and recovered in the future may not be consistent with recent past history. At December 31, 2002 and 2001, the Company had accrued warranty and accrued recovery balances of $22.9 million and $56.0 million, and $28.3 million and $55.4 million, respectively. Accrued warranties are included in “accounts payable and other liabilities” on the Consolidated Balance Sheets and accrued recoveries are included in “accounts receivable.”

In light of FIN 45, with regard to TeleCheck’s guarantee business, the Company will be required to maintain a liability for each check guarantee (and correspondingly defer revenue) in the amount of the fair value of the guarantee until the settlement (the check clears or is presented to TeleCheck) or expiration of the guarantee for transactions occurring after December 31, 2002. An incremental liability of $5.6 million would have been recorded at December 31, 2002 had FIN 45 been effective. The majority of the guarantees are typically settled within 10 days of the transaction and virtually all guarantees are settled within 30 days. The aggregate face value of all checks guaranteed during the years ended December 31, 2002, 2001 and 2000 was $23.7 billion, $21.8 billion and $20.0 billion, of which $287.7 million, $295.8 million and $230.7 million, respectively, were returned to merchants and presented to Telecheck. The Company incurred $77.5 million, $75.8 million and $59.7 million in warranty losses, net of recoveries from check writers, for the years ended December 31, 2002, 2001 and 2000, respectively. The maximum potential future payments under the guarantees was approximately $1.5 billion at December 31, 2002.

Derivative Financial Instruments

The Company uses derivative instruments primarily to hedge the risk associated with fluctuations in the Treasury-bill rate-based commissions payable to official check agents. To a much lesser extent, the Company uses derivative instruments to hedge foreign exchange rate risk related to foreign currency denominated revenues and firm commitments, and certain other risks. As required, such instruments are reflected in the Company’s Consolidated Balance Sheets. These derivatives qualify for hedge accounting. The Company does not participate in speculative derivatives trading. While the Company expects that its derivative instruments will continue to meet the conditions for hedge accounting, if hedges did not qualify as highly effective or if the Company did not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected in earnings. The Company does not believe it is exposed to more than a nominal amount of credit risk in its hedging activities, as the counterparties are established, well-capitalized financial institutions.

Capitalized Costs

FDC capitalizes initial payments for contracts and conversion costs associated with customer contracts and system development costs. Capitalization of such costs is subject to strict accounting policy criteria and requires management judgment as to the appropriate time to initiate capitalization. Capitalization of initial payments for contracts and conversion costs only occurs when management is satisfied that such costs are recoverable through future operations, minimums and/or penalties in case of early termination. Capitalization of internally developed software, primarily associated with operating platforms, occurs only upon management’s estimation that the likelihood of successful development and implementation reaches a probable level. Currently unforeseen circumstances in software development could require the Company to implement alternative plans with respect to a particular effort, which could result in the impairment of previously capitalized software development costs.

The Company’s accounting policy is to limit the amount of capitalized costs for a given contract to the lesser of the estimated ongoing future cash flows from the contract or the termination fees the Company would receive in the event of early termination of the contract by the customer. The Company’s entitlement to termination fees may, however, be subject to challenge if a customer were to allege that the Company was in breach of contract. This entitlement is also subject to the customer’s ability to pay.

Card issuing services made substantial progress in its multi-year system redesign of the North American Card System with several major system upgrades and enhancements being installed during 2002 and February 2003. Ongoing client specific system development is scheduled in 2003, supporting growth in cardholder account conversions. Any unexpected delay in contracted client specific system development could postpone certain conversions scheduled for 2003 and affect the segment’s revenue.

The Company had aggregate net book values for initial payments for contracts, conversion costs and software development of $193.7 million, $182.8 million and $176.7 million, respectively, at December 31, 2002 and $183.0 million, $191.0 million and $146.7 million, respectively, at December 31, 2001.

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

At December 31, 2002 and 2001, the Company’s investments in publicly traded and private companies were $114.9 million and $53.0 million, respectively and $230.8 million and $54.1 million, respectively. During 2002, the Company recorded impairment charges of $8.9 million related to other than temporary declines in the fair value of its investments. These charges were offset by a gain of $9.6 million on the sale of shares of CheckFree common stock. The majority of the impairment charges were for investments in private companies, primarily investments of eONE in e-commerce businesses. During 2001, the Company recorded investment impairment charges of $184.2 million. The largest component of these charges, $142.8 million, related to the write-down of the Company’s investment in CheckFree. The rest of the charges related to the write-down of $9.2 million for the Company’s investment in Excite@Home and $32.2 million for investments in private companies, primarily investments of eONE in e-commerce businesses. These gains and losses are classified within the “investment gains and (losses)” caption in the Consolidated Statements of Income.

Transactions with Related Parties as defined by SFAS No. 57

A substantial portion of the Company’s business within the merchant services segment is conducted through merchant alliances. These alliances are joint ventures between the Company and financial institutions. No directors or officers of the Company have ownership interests in any of the alliances. The formation of these alliances generally involves each of the Company and its partner contributing contractual merchant relationships to the alliance and a cash payment from one partner to the other to achieve the desired ownership percentage for each partner. Concurrent with the negotiations surrounding this process, the Company and its partner negotiate a long-term processing services agreement. This agreement governs the Company’s provision of transaction processing services to the alliance. The Company may own a majority interest in and have management control over the alliance, in which case the alliance’s financial statements are consolidated with those of the Company. If the alliance is not consolidated it is accounted for under the equity method. In the case of alliances accounted for under the equity method, the Company has two income streams from these alliances—its share of the alliance’s net income, which is reflected in “equity earnings in affiliates” in the Consolidated Statements of Income, and the processing fees it charges to the alliance, which are included in “transaction and processing service fees” in the Consolidated Statements of Income. The Company’s recognition of processing service fees as revenue is concurrent with the alliance’s recognition of the fee as an expense. The processing fees are based on transaction volumes and unit pricing as contained in the processing services agreement negotiated with the alliance partner.

Based upon the fact that the Company negotiated all agreements with each alliance partner, all transactions between the Company and its alliances were conducted at arms length. SFAS No. 57, “Related Party Disclosures,” however, defines a transaction between a Company and an investee accounted for under the equity method to be a related party transaction requiring separate disclosure in the financial statements, which the Company has provided.

The eONE business was formed in November 2000 by the Company and iFormation Group. iFormation Group is a partnership of The Boston Consulting Group, General Atlantic Partners, LLC and the Goldman Sachs Group. At the time eONE was formed, the Company contributed assets having a fair value of approximately $360 million, iFormation Group contributed $120 million in cash, and the Company and iFormation also committed approximately $100 million in cash, proportionate to their ownership levels, for future business development. At December 31, 2002, $95 million remains under this commitment. The Company owns the majority of the outstanding equity in eONE. Henry C. Duques, James D. Robinson III, and Charles T. Russell, directors of the Company, are members of the Board of Directors of eONE. Garen K. Staglin, a director of the Company until his resignation on March 6, 2002, also is a director and Chief Executive Officer of eONE and the owner of 4,221,657 Class B Common Limited Partnership Interests in eONE. The Company and its subsidiaries are involved from time to time in transactions with eONE and its subsidiaries. The Oversight Committee of the Board of Directors reviews these transactions to confirm that procedures established by the Oversight Committee were followed, which procedures are intended to ensure that the transactions are commercially reasonable and fair to the Company.

The Company has investments in investment funds managed by a member of the Board of Directors. The Company also pays an annual management fee to the fund. Such investment was made with the approval of the Board and is of such amount that is not considered material to the Company. The funds, managed by a member of the Board of Directors noted above, held a 22% ownership interest in a company that was acquired by FDC during 2001. The fund received the same per share rate as other nonaffiliated shareholders. Additionally, one of the investment funds and the Company both hold minority equity interests in e-Duction Inc.

New Accounting Pronouncements

SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) supercedes Statement No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”). SFAS 144 retains the basic requirements of SFAS 121 regarding when to record an impairment loss and provides additional guidance on how to measure an impairment loss. SFAS 144 excludes goodwill and intangibles not being amortized from its scope. SFAS 144 also supercedes the provisions of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations,” pertaining to discontinued operations. This statement is effective for the Company beginning January 1, 2002. The implementation of SFAS 144 did not have an effect on the Company’s financial position, results of operations or liquidity.

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities and nullifies EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under SFAS 146, the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company commits to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material impact on the Company’s financial position, results of operations or liquidity.

SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”), amends SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide alternative methods of transition to the SFAS 123 fair value method of accounting for stock-based compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Company has implemented all required disclosures of SFAS 148 in the Consolidated Financial Statements.

FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” clarifies and elaborates on the requirement for entities to recognize a liability and provide disclosures relating to the fair value of the obligation undertaken in a guarantee. Under FIN 45, the Company will record a liability at the inception of a transaction representing the fair value of the guarantee and maintain such liability until it is relieved of the obligation to “stand ready” to perform. The interpretation does not apply to guarantees such as product warranty and guarantees addressed by other pronouncements. The Company believes the initial recognition and initial measurement provision of FIN 45 are applicable to the merchant acquiring and check guarantee businesses. FIN 45 requires the fair value of the guarantee to be recorded for all guarantees issued or modified after December 31, 2002. The recognition of this liability results in delayed recognition of revenue until the guarantee has been settled or expired. See the discussion in the Critical Accounting Policies above and the Significant Accounting Policies note to the Consolidated Financial Statements. The adoption of FIN 45 is expected to decrease revenue and net income by approximately $6.0 million and $3.8 million, respectively, for the year ending December 31, 2003. The disclosure requirements are effective immediately and have been included in the accompanying financial statements.

FIN 46 “Consolidation of Variable Interest Entities” (“VIE”) was issued in January 2003 to address the consolidation issues around certain types of entities, including special purpose entities (“SPE”). FIN 46 requires a variable interest entity to be consolidated if the Company’s variable interest (i.e., investment in the entity) will absorb a majority of the entity’s expected losses and/or residual returns if they occur. FIN 46 is applicable immediately to any VIE formed after January 31, 2003 and must be applied in the third quarter 2003 to any such entity created before February 1, 2003. The Company is reviewing the provisions of FIN 46 and does not expect its implementation to have a material effect on the Company’s financial position or results of operations.

Forward-Looking Statements

The Company has a long-term objective to achieve growth in revenues and earnings per share of 14%—17% per year, compounded. Acquisitions are an important part of the Company’s growth strategy. Included in the Company’s long-term objective is the impact of acquisitions, which are expected to contribute several percentage points to its compounded growth rate over time, although such acquisition growth may not come equally in each year.

The Company expects to deliver earnings per share in 2003 in the range of $1.87 to $1.93. In connection with the Company’s earnings per share projection for 2003, management of the Company undertakes to update the projection at any time management has determined that the projection is materially inaccurate. The Company does not undertake to update, and does not intend to comment on, segment-level projections during the year.

All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties that could cause actual events or results to differ materially from those projected. Important factors upon which the Company’s forward-looking statements are premised include: (a) continued growth at rates approximating recent levels for card-based payment transactions, consumer money transfer transactions and other product markets; (b) successful conversions under service contracts with major clients; (c) renewal of material contracts in the Company’s business units consistent with past experience; (d) timely, successful and cost-effective implementation of processing systems to provide new products, improved functionality and increased efficiencies, particularly in the card issuing services segment; (e) successful and timely integration of significant businesses and technologies acquired by the Company and realization of anticipated synergies; (f) continuing development and maintenance of appropriate business continuity plans for the Company’s processing systems based on the needs and risks relative to each such system; (g) absence of consolidation among client financial institutions or other client groups, which has a significant impact on FDC client relationships and no material loss of business from significant customers of the Company; (h) achieving planned revenue growth throughout the Company, including in the merchant alliance program, which includes some joint ventures not under the sole control of the Company and which act independently of each other, and successful management of pricing pressures through cost efficiencies and other cost-management initiatives; (i) successfully managing the credit and fraud risks in the Company’s business units and the merchant alliances, particularly in the context of the developing e-commerce markets; (j) anticipation of and response to technological changes, particularly with respect to e-commerce; (k) attracting and retaining qualified key employees; (l) no unanticipated changes in laws, regulations, credit card association rules or other industry standards affecting FDC’s businesses that require significant product redevelopment efforts, reduce the market for or value of its products or render products obsolete; (m) continuation of the existing interest rate environment so as to avoid increases in agent fees and corresponding decreases in revenue related to Payment Services’ products, and increases in interest on the Company’s borrowings; (n) absence of significant changes in foreign exchange spreads on retail money transfer transactions, particularly in high-volume corridors, without a corresponding increase in volume or consumer fees; (o) continued political stability in countries in which Western Union has material operations; (p) implementation of Western Union agent agreements with governmental entities according to schedule and no interruption of relations or loss of license in countries in which Western Union has or is implementing material agent agreements; (q) no unanticipated developments relating to previously disclosed lawsuits, investigations or similar matters; (r) successful management of any impact from slowing economic conditions or consumer spending; (s) no catastrophic events that could impact the Company’s or its major customer’s operating facilities, communication systems and technology or that has a material negative impact on current economic conditions or levels of consumer spending; (t) no material breach of security of any of our systems; and (u) successfully managing the potential both for patent protection and patent liability in the context of rapidly developing legal framework for expansive software patent protection.

Variations from these assumptions or failure to achieve these objectives could cause actual results to differ from those projected in the forward-looking statements. Due to the uncertainties inherent in forward-looking statements, readers are urged not to place undue reliance on these statements. Except for the undertaking to update the 2003 revenue and earnings per share projection discussed above, FDC undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events, or changes to projections over time.

ITEM 7a.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is exposed to market risk from changes in interest rates. The Company’s assets include both fixed and floating rate interest-bearing securities. These investments arise primarily from the Company’s sale of payment instruments (principally official checks and money orders). The Company invests the proceeds from the sale of these instruments, pending the settlement of the payment instrument obligation. The Company has classified these investments as available-for-sale. Accordingly, they are carried on the Company’s Consolidated Balance Sheets at fair market value. A portion of the Company’s payment services business involves the payment of commissions to selling agents that are computed based on short-term variable rates.

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

The Company’s objective in managing interest rate risk is to mitigate the risk that earnings and the market value of the investments could be adversely impacted by changes in interest rates. The Company has developed a risk management program to quantify this risk utilizing advanced portfolio modeling techniques. The Company has hedged a majority of this risk through the use of interest rate swap agreements, which converts the variable rate commission payments to a fixed rate.

The Company’s interest rate-sensitive liabilities are its debt instruments consisting of commercial paper, fixed rate medium-term notes and long-term debt securities.

A 10% proportionate increase in interest rates in 2003, as compared with the average level of interest rates in 2002, would result in a decrease to pre-tax income of approximately $6.8 million. Of this decrease, $2.9 million relates to expected investment positions, commissions paid to selling agents, growth in new business and the effects of swap agreements. The remaining $3.9 million decrease primarily relates to the Company’s expected balance of short-term variable rate commercial paper and variable interest rate debt. Conversely, a corresponding decrease in interest rates would result in a comparable improvement to pre-tax earnings. The 10% proportionate increase in interest rates discussed above is used to show the relative impact to a change in interest rates. Actual interest rates could change significantly more than 10%.

Foreign Currency Risk

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar as compared with foreign currencies, predominately the euro, the British pound and the Australian dollar as a result of Western Union’s euro denominated revenues and card issuing services operations in the United Kingdom and Australia.

Western Union provides money transfer services in more than 195 countries and territories. Foreign exchange risk is managed through the structure of the business and an active risk management process. In the substantial majority of its transactions, Western Union settles with its agents in U.S. dollars or euros, and requires the agent to obtain settlement currency to provide to recipients. Thus, Western Union is generally not reliant on international currency markets to obtain and pay illiquid currencies. The foreign currency exposure that does exist is limited by the fact that the majority of transactions are paid shortly after they are initiated. In addition, in money transfer transactions involving different send and receive currencies, Western Union generates revenue by receiving a foreign currency spread based on the difference between buying currency at wholesale exchange rates and providing the currency to consumers at retail exchange rates. This spread provides some protection against currency fluctuations. Western Union’s policy is not to speculate in foreign currencies and it promptly buys and sells foreign currencies as necessary to cover its net payables and receivables, which are denominated in foreign currencies.

The Company utilizes foreign currency options, forward exchange contracts and currency swaps, which qualify as cash flow hedges to mitigate the foreign currency risks arising from cash flows denominated in foreign currencies, primarily the euro, British pound and Australian dollar. These are intended to offset the effect of exchange rate fluctuations on forecasted sales and intercompany royalties expected to occur over the next 12 months and long-term debt that matures March 11, 2004. Gains and losses on the derivatives are intended to offset losses and gains on the hedged transactions in an effort to reduce the earnings volatility resulting from fluctuating foreign currency exchange rates.

Since the critical terms of the options, forward and swap contracts, and the hedged transactions are the same, the hedges are highly effective. Changes in the fair value of the options and forward contracts designated as hedging instruments of the variability of cash flows associated with foreign currency risk are generally reported in the “other comprehensive income” component of stockholders’ equity. These amounts subsequently are reclassified into revenue or expense in the same period in which the foreign currency transactions occur. As of December 31, 2002, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with foreign currency risk is one year for revenues and intercompany royalties and 15 months with respect to long-term debt.

A uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which the Company’s revenues and profits are denominated would be immaterial to the Company’s financial position, results of operations and cash flows.

Regulatory

Western Union’s international agents have and maintain all licenses necessary to provide money transfer services in their countries. It is their responsibility to comply with all local rules, regulations and licensing requirements. These agents operate in more than 195 countries and territories, therefore, Western Union has limited exposure with respect to an individual country. Approximately 70% of Western Union’s agents outside the United States are banks or national post offices. In some countries, only fully licensed banks and the national post office are permitted to provide cross-border money transfer service to the general public.

State, federal and foreign jurisdictions may impose regulations that could impact Western Union’s foreign exchange risk by, among other possibilities, imposing regulations that limit Western Union’s ability to obtain the benefit of the exchange rate spread between wholesale and retail currency rates or imposing banking moratoriums or other actions that could affect currency liquidity. Western Union has successfully managed the risks outlined above in the past and believes that the breadth and scope of its network makes it unlikely that these risks will have a material adverse impact on its business.

In those few countries with significant foreign exchange controls, Western Union offers ‘inbound only” service and does not accept funds in these countries for remittance abroad.

Banking moratoria have been very rare and, to date, they have not had an appreciable impact on Western Union’s business. When such a moratorium is imposed by a country, the Company may temporarily discontinue its services in that country.

FDMS occupies a unique position in its industry; through its alliances, FDMS holds an ownership interest in a significant portion of the merchant acquiring market while serving as the electronic processor for those businesses. As such, FDMS is subject to a variety of state and federal antitrust requirements. The Company actively maintains an antitrust compliance program to help it meet these requirements.

ITEM 8.    FINANCIAL STATEMENT AND SUPPLEMENTARY DATA. See pages F1 – F54

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The following table sets forth certain information regarding the executive officers and directors of the Company:

Name	Age	Position
Charles T. Fote	54	Chief Executive Officer and Chairman of the Board
Guy A. Battista	54	Executive Vice President and Chief Information Officer
Scott H. Betts	48	Executive Vice President
Christina A. Gold	55	Senior Executive Vice President
Kimberly S. Patmore	46	Executive Vice President and Chief Financial Officer
Pamela H. Patsley	45	Senior Executive Vice President
Jack Van Berkel	42	Executive Vice President
Michael T. Whealy	50	Executive Vice President, Secretary, General Counsel and Chief Administrative Officer
Alison Davis	41	Director
Henry C. Duques	59	Director
Courtney F. Jones	63	Director
Robert J. Levenson	61	Director
James D. Robinson III	67	Director
Charles T. Russell	73	Director
Bernard L. Schwartz	77	Director
Joan E. Spero	58	Director
Arthur F. Weinbach	59	Director

The Board of Directors of the Company is divided into three classes serving staggered three-year terms. The terms of office of Mr. Jones, Mr. Levenson and Mr. Russell will expire in 2003, and the terms of office of Mr. Duques, Mr. Fote and Ms. Spero will expire in 2004, and the terms of office of Ms. Davis, Mr. Robinson, Mr. Schwartz, and Mr. Weinbach will expire in 2005. Officers of the Company serve at the discretion of the Board of Directors. Mr. Duques, Mr. Jones, and Mr. Robinson (Chairman) serve on the Executive Committee of the Board of Directors. Mr. Jones (Chairman), Ms. Spero, and Mr. Weinbach serve on the Audit Committee of the Board of Directors. Ms. Davis, Mr. Russell (Chairman), and Mr. Schwartz serve on the Compensation and Benefits Committee of the Board of Directors (the “Compensation Committee”). Mr. Jones (Chairman) serves on the Oversight Committee of the Board of Directors.

Alison Davis has been a Director of the Company since March 2002. Ms. Davis served as Chief Financial Officer and Head of Strategy, Managing Director of Barclays Global Investors from June 2000 to October 2002. From

1993 to 2000, she served with A.T. Kearney, Inc., most recently leading the West Coast practice and, from 1984 to 1993, she held several positions with McKinsey & Company. Ms. Davis is a Director of Les Concierges.

Henry C. Duques has been a Director of the Company since April 1989 and continues to perform certain functions as a non-executive employee of the Company. He also has been Chairman of the Board of eONE Global, LLC, a majority-owned subsidiary of the Company, since November 2000. Mr. Duques previously served as Chairman of the Board of the Company from April 1989 to January 2003 and Chief Executive Officer of the Company from April 1989 to January 2002. He joined American Express in September 1987 as President and Chief Executive Officer of the Data Based Services Group of American Express Travel Related Services Company, Inc. (“TRS”), the predecessor of the Company, and served in that capacity until April 1989. Mr. Duques was Group President Financial Services and a member of the Board of Directors of Automatic Data Processing, Inc. (“ADP”) from 1984 to 1987. He is a Director of Unisys Corporation, CheckFree Corporation, and SunGard Data Systems, Inc., as well as a member of the Board of Trustees of The George Washington University.

Charles T. Fote has served as Chief Executive Officer since January 2002, Chairman of the Board since January 2003 and has been a Director of the Company since May 2000. Mr. Fote previously served as President and Chief Operating Officer of the Company from September 1998 to January 2002 and as Executive Vice President of the Company from its initial public offering in April 1992 until September 1998. Mr. Fote also served as President of Integrated Payment Systems (“IPS”) from December 1989 through December 1991. From 1985 until 1989, he was Executive Vice President of the Payment Products division of TRS, the predecessor of IPS.

Courtney F. Jones has been a Director of the Company since April 1992. He currently provides consulting services for various companies. He served as Managing Director in charge of the New World Banking Group of Bankers Trust from December 1997 to July 1999. He was a Managing Director in Merrill Lynch’s Investment Banking Division from July 1989 to December 1990. Prior to that time, he served as Chief Financial Officer, Executive Vice President and a member of the Board of Directors for Merrill Lynch & Co. Inc. From February 1982 to September 1985, Mr. Jones served as Treasurer and Secretary of the Finance Committee of the Board of Directors of General Motors Corporation. He also was formerly a Director of General Motors Acceptance Corporation and General Motors Insurance Company.

Robert J. Levenson has been a Director of the Company since April 1992 and he continues to perform certain functions for the Company under the Agreement dated June 6, 2000. He is a Managing Member of the Lenox Capital Group L.L.C. From 1993 to 2000, Mr. Levenson was an Executive Vice President of the Company. Prior to joining the Company, he served as Senior Executive Vice President, Chief Operating Officer, and Member of the Office of the President of Medco Containment Services, Inc., a provider of managed care prescription benefits. Mr. Levenson was a Director of Medco Containment Services, Inc. from October 1990 until December 1992. From 1985 until October 1990, he was Group President and Director of ADP. Mr. Levenson is a Director of Emisphere Technologies, Inc. and Superior Telecom, Inc.

James D. RobinsonIII has been a Director of the Company since April 1992 and a Director of eONE Global, LLC, a majority-owned subsidiary of the Company, since November 2000. He is a General Partner and co-founder of RRE Ventures, a private information technology venture investment firm. Mr. Robinson previously served as Chairman and Chief Executive Officer and as a Director of American Express from 1977 until February 1993. He is a Director of Bristol-Myers Squibb Company, The Coca-Cola Company, Novell, Inc., and Pinnacor, Inc. and several privately owned companies. Mr. Robinson is a member of the Business Council and the Council on Foreign Relations. He is Honorary Co-Chairman of Memorial Sloan-Kettering Cancer Center, an honorary Trustee of the Brookings Institution and Chairman Emeritus of the World Travel and Tourism Council Institution.

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

Bernard L. Schwartz has been a Director of the Company since April 1992. He is Chairman of the Board of Directors and Chief Executive Officer of Loral Space & Communications Ltd., a high-technology company concentrating on satellite manufacturing and satellite-based services. He served as Chairman of the Board of Directors and Chief Executive Officer of Loral Corporation, a leading defense electronics business, from 1972 to 1996. Mr. Schwartz also serves as Chairman and Chief Executive Officer of K&F Industries, Inc., a worldwide supplier of aircraft braking systems. In addition, Mr. Schwartz is a member of the Advisory Council at the Paul H. Nitze School of Advanced International Studies at Johns Hopkins University where he established a chair in political economy, a trustee of Mount Sinai-New York University Medical Center, a trustee of Thirteen/WNET and vice chairman of the New York Film Society.

Joan E. Spero has been a Director of the Company since March 1998. She has been President of the Doris Duke Charitable Foundation since January 1997. Ms. Spero was Undersecretary of State for Economic, Business and Agricultural Affairs from 1993 to 1997. From 1981 to 1993, Ms. Spero held several offices with American Express Company, the last being Executive Vice President, Corporate Affairs and Communications. Prior to that Ms. Spero was Ambassador to the United Nations for Economic and Social Affairs from 1980 to 1981 and she was an Assistant Professor at Columbia University from 1973 to 1979. Ms. Spero is a Director of Delta Air Lines. She is a member of the Board of Trustees of the Brookings Institution, the Wisconsin Alumni Research Foundation, the Council on Foreign Relations and Columbia University. Ms. Spero was a member of the Board of Directors of Hercules Incorporated from 1985 to 1993 and acted as Chair of the Audit and Compensation Committees for periods of that time.

Arthur F. Weinbach has been a Director of the Company since September 2000. He has served as Chairman and Chief Executive Officer of Automatic Data Processing, Inc. (“ADP”) since 1998. Mr. Weinbach joined ADP in 1980 and has served as an ADP Director since 1989. He is also a Director of Schering-Plough Corp. as well as serving on the boards of Boys Hope, New Jersey Seeds, New Jersey Institute of Technology and the United Way of Tri-State.

Guy A. Battista has been an Executive Vice President of the Company since March 2001. Mr. Battista joined the Company in 1990 and served as Senior Vice President & Chief Information Officer for multiple divisions of First Data Corporation.

Scott H. Betts has been Executive Vice President of the Company since May 2002. He joined the Company as Senior Vice President of Strategic Planning in October 2001. He is President of First Data Merchant Services, which also includes the TeleCheck business. Mr. Betts joined Procter and Gamble in 1977 and most recently served as General Manager/Vice President of North America Fem Care and Global Tampax from 1997 to 2001.

Christina A. Gold joined the Company as Senior Executive Vice President and President of Western Union in May 2002. From October 1999 to May 2002 she was Chairman, President and Chief Executive Officer of Excel Communications, Inc. Ms. Gold served as President and Chief Executive Officer of The Beaconsfield Group from March 1998 to October 1999. In 1969 she joined Avon Products, Inc, serving as President and Chief Executive Officer of Avon Canada from 1989 to 1993 and President of Avon North America from 1993 to 1998. Ms. Gold is a Director of ITT Industries, Torstar Corporation and New York Life.

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

Pamela H. Patsley has been a Senior Executive Vice President of the Company since December 2000. She is President of First Data International, responsible for all operations and activities outside the U.S. within the Card Issuing and Merchant Services businesses. Prior to joining the Company in February 2000, Ms. Patsley served as President and Chief Executive Officer of Paymentech, Inc., one of the largest processors of bankcard transactions and a leading issuer of commercial cards in the nation from 1991 to February 2000. She is a Director of Adolph Coors Company and Pegasus Solutions, Inc.

Jack Van Berkel joined the Company as Executive Vice President of Human Resources in November 2002. Prior to joining the Company, he served as Senior Vice President of Human Resources of Gateway Corporation from January 2001 to November 2002. From 1999 to 2001, Mr. Van Berkel served as a Senior Vice President of Netigy Corporation and, from 1995 to 1999, as a Vice President of Western Digital Corporation.

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

Compliance with Section 16(a) of the Exchange Act

See the Proxy Statement for the Company’s 2003 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

See the Proxy Statement for the Company’s 2003 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See the Proxy Statement for the Company’s 2003 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See the Proxy Statement for the Company’s 2003 Annual Meeting of Stockholders, which information is incorporated herein by reference.

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

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

3(ii)

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

10.2	First Data Corporation 1993 Director’s Stock Option Plan (incorporated by reference to Exhibit B of the registrant’s Proxy Statement for its May 9, 2001 Annual Meeting).

10.3	Registrant’s Senior Executive Incentive Plan (incorporated by reference to Exhibit A of the registrant’s Proxy Statement for its May 9, 2001 Annual Meeting).

10.4	Registrant’s Supplemental Incentive Savings Plan (incorporated by reference to Exhibit 4 of the Form S-8 filed by the registrant on December 16, 2002).

10.5

Form of First Data Corporation 1992 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit A of the registrant’s Proxy Statement for its May 12, 1999 Annual Meeting). Registrant’s Senior Executive Incentive Plan (incorporated by reference to Exhibit A of the registrant’s Proxy Statement for its May 9, 2001 Annual Meeting).

10.6	Form of First Data Corporation 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit A of the registrant’s Proxy Statement for its May 8, 2002 Annual Meeting).

10.7

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

10.9

Form of Performance Grant Agreement under the terms of the 1992 Long-Term Incentive Plan for the period beginning January 1, 2002 (incorporated by reference to Exhibit 10.10 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.10(1)	Form of Performance Grant Agreement under the 1992 Long-Term Incentive Plan for the period beginning January 1, 2003.

10.11

Agreement and Release between Robert Levenson and First Data Corporation and related exhibits A, B, and C (incorporated by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000).

12(1)	Computation in Support of Ratio of Earnings to Fixed Charges.

21(1)	Subsidiaries of the registrant.

23(1)	Consent of Ernst & Young LLP.

99.1(1)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

99.2(1)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

(b)	Reports filed on Form 8-K during the fourth quarter of fiscal 2002:

On November 6, 2002, the Company filed a Current Report on Form 8-K to disclose, pursuant to Item 5 of Form 8-K, developments with regard to pending legal proceedings.

On December 19, 2002, the Company filed a Current Report on Form 8-k to disclose, pursuant to Item 9 of Form 8-K, regulatory settlements with regard to the federal Bank Secrecy Act, 30 USC §5311 et. seq. and its implementing regulations (the “BSA”), the Official Compilation of Codes, Rules and Regulations of the State of New York, title 3, Part 300.1(c) (“Part 300”), and the supervision of agents required under New York Banking Law Section 651-b and Part 406.3(g), as well as alleged failures to make certain filings under the BSA and Part 300 and to maintain a satisfactory compliance program.

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST DATA CORPORATION (Registrant)

By	/s/ Charles T. Fote
Chief Executive Officer and Chairman of the Board March 18, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ CHARLES T. FOTE Charles T. Fote	Chief Executive Officer and Chairman of the Board	March 18, 2003

/s/ KIMBERLY S. PATMORE Kimberly S. Patmore	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 18, 2003

/s/ THOMAS L. MOORE Thomas L. Moore	Vice President and Corporate Chief Financial Officer (Principal Accounting Officer)	March 18, 2003

/s/ HENRY C. DUQUES Henry C. Duques	Director	March 18, 2003

/s/ ALISON DAVIS Alison Davis	Director	March 18, 2003

/s/ COURTNEY F. JONES Courtney F. Jones	Director	March 18, 2003

/s/ ROBERT J. LEVENSON Robert J. Levenson	Director	March 18, 2003

/s/ JAMES D. ROBINSON III James D. Robinson III	Director	March 18, 2003

/s/ CHARLES T. RUSSELL Charles T. Russell	Director	March 18, 2003

/s/ BERNARD L. SCHWARTZ Bernard L. Schwartz	Director	March 18, 2003

/s/ JOAN E. SPERO Joan E. Spero	Director	March 18, 2003

/s/ ARTHUR WEINBACH Arthur F. Weinbach	Director	March 18, 2003

CERTIFICATIONS

I, Charles T. Fote, President and Chief Executive Officer of First Data Corporation, certify that:

1.	I have reviewed this annual report on Form 10-K of First Data Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003

/s/ Charles T. Fote

Charles T. Fote

President and Chief Executive Officer

I, Kimberly S. Patmore, Executive Vice President and Chief Financial Officer of First Data Corporation, certify that:

1.	I have reviewed this annual report on Form 10-K of First Data Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003

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

Report of Ernst & Young LLP Independent Auditors

The Stockholders and Board of Directors of First Data Corporation

We have audited the accompanying consolidated balance sheets of First Data Corporation as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Data Corporation at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company ceased amortizing goodwill in accordance with the requirements of Statement of Financial Accounting Standards No. 142.

Ernst & Young LLP

Denver, Colorado

January 22, 2003

except for Note 18, as to which the date is March 11, 2003

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2002	2001	2000
(in millions, except per share amounts)
Revenues:
Transaction and processing service fees:
Payment services	$2,829.6	$2,416.7	$2,127.7
Merchant services *	1,903.1	1,393.0	1,064.7
Check verification and guarantee services	375.6	342.1	325.0
Card issuing services	1,302.0	1,374.2	1,444.5
All other	155.9	175.8	254.3
Investment income, net	97.3	86.5	45.9
Professional services	115.5	71.2	44.0
Software licensing and maintenance	62.9	23.4	—
Product sales and other	275.3	315.7	178.8
Reimbursable postage and other	519.0	453.0	437.2

	7,636.2	6,651.6	5,922.1

Expenses:
Cost of services	3,809.6	3,612.5	3,340.2
Cost of products sold	189.5	157.2	71.9
Selling, general and administrative	1,282.7	1,084.3	867.3
Reimbursable postage and other	519.0	453.0	437.2
Other operating expenses:
Restructuring, net	5.1	20.8	79.4
Impairments	27.8	14.7	2.8
Litigation and regulatory settlements	41.0	—	12.0

	5,874.7	5,342.5	4,810.8

Operating profit	1,761.5	1,309.1	1,111.3

Other income (expense):
Interest income	5.0	26.4	19.9
Interest expense	(117.1)	(119.6)	(99.2)
Investment gains and (losses)	0.7	(184.2)	(33.6)
Divestitures, net	4.2	28.2	199.1

	(107.2)	(249.2)	86.2

Income before income taxes, minority interest, equity earnings in affiliates and cumulative effect of a change in accounting principle	1,654.3	1,059.9	1,197.5

Income taxes	432.2	336.8	378.7
Minority interest	(102.8)	(32.4)	(24.5)
Equity earnings in affiliates	118.6	183.9	135.3

Income before cumulative effect of a change in accounting principle	1,237.9	874.6	929.6

Cumulative effect of a change in accounting principle, net of $1.6 million income tax benefit	—	(2.7)	—

Net income	$1,237.9	$871.9	$929.6

Earnings per share – basic	$1.63	$1.12	$1.14
Earnings per share – diluted	$1.61	$1.10	$1.12

Weighted-average shares outstanding:
Basic	757.5	778.1	813.9
Diluted	771.8	795.0	828.2

*	Includes processing fees, administrative service fees and other fees charged to merchant alliances accounted for under the equity method of $199.6 million, $262.7 million and $301.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
(in millions)

ASSETS
Cash and cash equivalents	$819.4	$704.4
Settlement assets	16,688.5	13,166.9
Accounts receivable, net of allowance for doubtful accounts of $66.5 (2002) and $54.6 (2001)	1,397.0	1,051.0
Property and equipment, net	750.6	654.9
Goodwill	3,859.0	3,439.0
Other intangibles, less accumulated amortization of $1,071.7 (2002) and $833.9 (2001)	1,490.5	1,231.5
Investment in affiliates	766.0	778.5
Other assets	820.2	886.0

Total Assets	$26,591.2	$21,912.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Settlement obligations	$16,294.3	$13,100.6
Accounts payable and other liabilities	3,006.1	2,189.6
Borrowings	3,134.5	3,102.1

Total Liabilities	22,434.9	18,392.3

Commitments and contingencies (See Note 12)
Stockholders’ Equity:
Common stock, $.01 par value; authorized 2,000.0 shares, issued 897.9 shares (2002 and 2001)	9.0	9.0
Additional paid-in capital	2,525.4	2,411.1

Paid-in capital	2,534.4	2,420.1
Retained earnings	5,362.6	4,365.2
Accumulated other comprehensive income	(197.6)	(143.3)
Less treasury stock at cost, 145.1 (2002) and 136.8 shares (2001)	(3,543.1)	(3,122.1)

Total Stockholders’ Equity	4,156.3	3,519.9

Total Liabilities and Stockholders’ Equity	$26,591.2	$21,912.2

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2002	2001	2000
(in millions)

Cash and cash equivalents at January 1	$704.4	$708.0	$810.2

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	1,237.9	871.9	929.6
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	538.5	638.4	588.8
Non-cash portion of charges (gains) related to restructuring, impairments, litigation, investment (gains)
and losses and divestitures, net	61.0	191.5	(71.3)
Other non-cash items, net	93.5	48.8	(51.1)
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable	(177.0)	(52.4)	(16.1)
Other assets	10.2	(67.5)	9.7
Accounts payable and other liabilities	(167.2)	(289.6)	39.2
Income tax accounts	315.9	66.6	(247.6)

Net cash provided by operating activities	1,912.8	1,407.7	1,181.2

CASH FLOWS FROM INVESTING ACTIVITIES
Current year acquisitions, net of cash acquired	(619.4)	(954.5)	(52.9)
Payments related to other businesses previously acquired	(208.1)	(32.9)	(47.3)
Proceeds from dispositions, net of expenses paid	—	1.8	35.7
Additions to property and equipment, net	(211.9)	(187.1)	(148.8)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(206.4)	(178.8)	(143.6)
Other investing activities	79.3	(153.3)	5.1

Net cash used in investing activities	(1,166.5)	(1,504.8)	(351.8)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	71.5	(578.4)	348.6
Proceeds from issuance of long-term debt	—	1,839.3	—
Principal payments on long-term debt	(14.7)	(91.1)	(125.0)
Proceeds from issuance of common stock	206.4	251.2	251.9
Proceeds from issuance of subsidiary stock	—	22.2	135.0
Purchase of treasury shares	(849.1)	(1,318.5)	(1,509.8)
Cash dividends	(45.4)	(31.2)	(32.3)

Net cash (used in) provided by financing activities	(631.3)	93.5	(931.6)

Change in cash and cash equivalents	115.0	(3.6)	(102.2)

Cash and cash equivalents at December 31	$819.4	$704.4	$708.0

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Total	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Common Shares	Paid-In Capital	Treasury Stock
							Shares	Cost
(in millions)
Balance, December 31, 1999	$3,907.7		$2,964.1	$(87.7)	897.9	$2,185.2	(62.0)	$(1,153.9)
Comprehensive income
Net income	929.6	$929.6	929.6
Other comprehensive income:
Unrealized gains on securities	81.7	81.7
Foreign currency translation adjustment	(17.2)	(17.2)
Minimum pension liability adjustment	4.3	4.3

Other comprehensive income		68.8		68.8

Comprehensive income		$998.4

Purchase of treasury shares	(1,509.8)						(65.6)	(1,509.8)
Stock issued for compensation and benefit plans	311.9		(144.6)			60.5	16.4	396.0
Gain on sale of minority interest in eONE Global, net	36.5					36.5
Issuance of common stock warrant	15.0					15.0
Cash dividends declared ($0.04 per share)	(32.0)		(32.0)

Balance, December 31, 2000	3,727.7		3,717.1	(18.9)	897.9	2,297.2	(111.2)	(2,267.7)
Comprehensive income
Net income	871.9	$871.9	871.9
Other comprehensive income:
Unrealized gains on securities	4.9	4.9
Unrealized losses on hedging activities *	(69.1)	(69.1)
Foreign currency translation adjustment	(27.2)	(27.2)
Minimum pension liability adjustment	(33.0)	(33.0)

Other comprehensive income		(124.4)		(124.4)

Comprehensive income		$747.5

Purchase of treasury shares	(1,318.5)						(43.4)	(1,318.5)
Stock issued for compensation and benefit plans	339.9		(194.2)			94.9	15.8	439.2
Stock issued for business previously acquired	52.9					28.0	2.0	24.9
Cash dividends declared ($0.04 per share)	(29.6)		(29.6)

Balance, December 31, 2001	3,519.9		4,365.2	(143.3)	897.9	2,420.1	(136.8)	(3,122.1)
Comprehensive income
Net income	1,237.9	$1,237.9	1,237.9
Other comprehensive income:
Unrealized gains on securities	196.1	196.1
Unrealized losses on hedging activities	(212.5)	(212.5)
Foreign currency translation adjustment	34.0	34.0
Minimum pension liability adjustment	(71.9)	(71.9)

Other comprehensive income		(54.3)		(54.3)

Comprehensive income		$1,183.6

Purchase of treasury shares	(849.1)						(22.9)	(849.1)
Stock issued for compensation and benefit plans	321.5		(195.5)			114.3	12.8	402.7
Stock issued for conversion of debt	33.3		7.9				1.8	25.4
Cash dividends declared ($0.07 per share)	(52.9)		(52.9)

Balance, December 31, 2002	$4,156.3		$5,362.6	$(197.6)	897.9	$2,534.4	(145.1)	$(3,543.1)

*	Includes cumulative net of tax loss of $24.8 million relating to the adoption of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” on January 1, 2001.

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:    Summary of Significant Accounting Policies

Consolidation

The accompanying Consolidated Financial Statements of First Data Corporation (“FDC” or the “Company”) include the accounts of FDC and its majority–owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in unconsolidated affiliated companies are accounted for under the equity method and are included in “investment in affiliates” on the accompanying Consolidated Balance Sheets. The Company generally utilizes the equity method of accounting when it has an ownership interest of between 20% and 50% in an entity, providing the Company is able to exercise significant influence over the investee’s operations.

In circumstances where the Company has a greater than 50% ownership interest in a subsidiary, the Company generally consolidates that subsidiary’s financial statements. The exception to this would occur in a situation where the Company does not exercise control over the subsidiary as a result of other investors having rights over the management and operations of the subsidiary. When this is the case, the Company accounts for the subsidiary under the equity method. As of December 31, 2002, there were no greater-than-50%-owned affiliates whose financial statements were not consolidated. At December 31, 2001, there was one such subsidiary and the Company’s ownership interest in it was 50.1%.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results could differ from those estimates.

Presentation

The Company has communicated with the Securities and Exchange Commission (Division of Corporation Finance) regarding its Form 10-K for the year ended December 31, 2001 and Form 10-Q’s filed in 2002. These communications focused on expanded and supplemental disclosures. Beginning in the third quarter of 2002, the line items on the face of the Consolidated Statements of Income were expanded. Equity earnings in affiliates, net of related amortization expense, minority interest and a portion of interest income are now presented as separate line items. Correspondingly, the Company increased its disclosure within Management’s Discussion and Analysis of Financial Condition and Results of Operations. Prior year amounts have been reclassified to conform with the current year presentation.

The Company’s balance sheet presentation is unclassified due to the short–term nature of its settlement obligations, contrasted with the Company’s ability to invest cash awaiting settlement in long–term investment securities.

In January 2002, the Company adopted Emerging Issues Task Force 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred (“EITF 01-14”),” which requires that reimbursements received for “out-of-pocket” expenses be characterized as revenue. As a result of the adoption, results for the years ended December 31, 2001 and 2000 were restated to increase revenues from external customers and operating expenses by $453.0 million and $437.2 million, respectively, primarily for telecommunication and postage costs. The adoption had no impact on net income.

In the third quarter of 2002, the Company acquired a controlling interest in each of three merchant alliances, Huntington Merchant Services, Wachovia Merchant Services and Wells Fargo Merchant Services. Revenues and expenses have been retroactively restated back to January 1, 2002 to reflect the merchant alliances, which were previously accounted for under the equity method of accounting, as consolidated subsidiaries. The restatement had no impact on net income. A summary of the retroactive consolidation of these entities is included in Note 3.

In the fourth quarter of 2001, the Company acquired the remaining 50% ownership interest in Cardservice International, Inc. (“CSI”). Revenues and expenses for 2001 were restated to reflect CSI as a consolidated subsidiary retroactive to January 1, 2001. CSI was previously accounted for under the equity method of accounting.

In the third quarter of 2000, the Company acquired a controlling interest in Global Cash Access, LLC (“GCA”), formerly BMCF Gaming, LLC, a joint venture formed July 9, 1998, which is majority owned by First Data Financial Services,

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inc. and FDFS Holdings, LLC (collectively “FDFS”). Revenues and expenses for 2000 were restated to reflect the joint venture as a consolidated subsidiary retroactive to January 1, 2000. The joint venture was previously accounted for under the equity method of accounting.

Business Description

FDC provides a variety of transaction processing services and money transfer and payment services to financial institutions, commercial establishments and consumers. The Company classifies its operations into four reportable segments: payment services, merchant services, card issuing services and emerging payments (see Note 16).

FDC’s facilities in the United States provide the vast majority of transaction processing services for each of the Company’s business segments. FDC’s processing units in the United Kingdom and Australia represent the Company’s only foreign operating locations of significance and they process transactions for card issuing services clients located outside of North America. These units also represent the only foreign operations of any significance, which have local currency as their functional currency. Domestic facilities process substantially all international payment and merchant services transactions. While these international transactions originate and settle outside of the United States, they are electronically routed to and processed by the Company’s United States-based infrastructure. Each of the Company’s business segments has an international presence through various regional or country offices where sales, customer service and/or administrative personnel are based. Revenues generated from processing transactions outside of the United States, primarily in Australia and the United Kingdom for the card issuing segment, represented 3%, 4% and 5% of FDC’s total revenues for the years ended December 31, 2002, 2001 and 2000, respectively, and a comparable portion of FDC’s assets and earnings.

Cash and Cash Equivalents

Highly liquid investments (other than those included in settlement assets) with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates market value. ATM operating cash included in cash and cash equivalents at December 31, 2002 and 2001 was $233.4 million and $85.3 million, respectively. Excluded from cash and cash equivalents at December 31, 2002 and 2001 was $160.5 million and $126.8 million of regulatory required investments in connection with the money transfer operations and $70.0 million and $70.0 million of required investments in connection with FDC’s merchant card settlement operations, respectively. At various times, amounts classified as cash and cash equivalents are required to be held in order to meet certain covenants associated with the official check business. At December 31, 2002 and 2001, no amounts were required to be held to satisfy the covenants. Also excluded from cash and cash equivalents were escrow funds of $27.7 million and $16.3 million at December 31, 2002 and 2001, respectively. The escrowed funds relate primarily to installment payments on acquisitions and a money transfer litigation settlement. Amounts excluded from cash and cash equivalents are included in “other assets” on the Consolidated Balance Sheets.

Investment Securities

The Company’s investments are primarily comprised of state and municipal government obligations and corporate debt securities that represent a majority of settlement assets. To a much lesser extent, the Company has investments in publicly traded corporate equity securities with the most significant being the common stock of CheckFree Corporation (“CheckFree”), which the Company received in 2000 in exchange for its ownership interest in the TransPoint LLC (“TransPoint”) joint venture. Investments are primarily held in the Company’s name and in the custody of a major financial institution. The specific identification method is used to determine the cost basis of securities sold. At December 31, 2002 and 2001, all of the Company’s investments were classified as available-for-sale. Unrealized gains and losses on these investments are included as a separate component of “accumulated other comprehensive income,” net of any related tax effect. The Company also has equity securities of private companies for strategic purposes, which are included in “other assets” on the Company’s Consolidated Balance Sheets and are carried at cost.

Declines in value that are judged to be other than temporary in nature are recognized in the Consolidated Statements of Income. For public company investments, absent any other indications of a decline in value being other than temporary in nature, the Company’s policy is to treat a decline in the investment’s quoted market value that has lasted for more than six months as an other than temporary decline in value. The Company’s policy is the same for private company investments; however, their fair values are estimated. In estimating fair value, market conditions, offering prices, trends of earnings/losses, price multiples, financial position, new financing and other key measures are considered. The Company believes the estimates result in a reasonable reflection of the fair values of these investments.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Realized gains and losses and losses resulting from other than temporary declines in value relating to investments held in the Company’s payment services investment portfolio are included in the “investment income, net” component of revenues on the Consolidated Statements of Income. These gains and losses are classified as such because they are recurring in nature as they are part of the Company’s investment portfolio management process and the management of this portfolio is a core component of the payment services business. Realized gains and losses and losses resulting from other than temporary declines in value relating to the Company’s other investments are classified within the “investment gains and (losses)” caption on the Consolidated Statements of Income.

Reserve for Merchant Credit Losses and Check Guarantees

The merchant services segment conducts its business through both consolidated subsidiaries and alliances accounted for under the equity method. Under the rules of the credit card associations, the Company and/or its alliance partnerships have certain contingent liabilities for credit card transactions acquired from merchants. This contingent liability arises in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder’s favor. In such a case, the Company or the alliance charges the transaction back (“chargeback”) to the merchant and the disputed amount is credited or otherwise refunded to the cardholder. If the Company or alliance is unable to collect this amount from the merchant, due to the merchant’s insolvency or other reasons, the Company or alliance will bear the loss for the amount of the refund paid to the cardholder. In most cases, this contingent liability situation is unlikely to arise because most products or services are delivered when purchased, and credits are issued by the merchant on returned items. However, where the product or service is not provided until some time following the purchase, the contingent liability is more likely. The Company mitigates its risk by obtaining collateral from merchants considered higher risk because they have a time delay in the delivery of services, operate in industries that experience chargebacks or are less creditworthy.

The credit loss exposure is within the scope of the initial recognition and initial measurement provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). Being within the scope of FIN 45 means the Company is required to recognize a liability (such as a credit loss reserve) in the amount of the fair value of what is considered a guarantee to the consumer in the event the merchant is unable to perform as described above. The liability in the amount of the fair value of the guarantee is required to be maintained until the settlement or expiration of the guarantee for transactions occurring after December 31, 2002. As noted above, the credit risk is partially mitigated by the collateral the Company obtains from those merchants considered at risk. During the years ended December 31, 2002, 2001 and 2000, the Company and its alliances incurred aggregate credit losses of $39.8 million, $67.6 million and $23.9 million, respectively, on $562.5 billion, $491.1 billion and $451.7 billion, respectively, of aggregate bankcard dollar volume processed. At December 31, 2002 and 2001, the Company and its alliances had $367.3 million and $267.7 million, respectively, in cash collateral and $56.0 million and $42.2 million of collateral in the form of letters of credit. The Company also has other forms of less liquid collateral. The $194.7 million and $91.8 million of cash collateral attributable to consolidated subsidiaries are included in “settlement assets” and “settlement obligations” on the Consolidated Balance Sheets at December 31, 2002 and 2001, respectively. The Company believes that, based on its historical experience, ongoing credit risk assessments and the collateral held, the fair value of the guarantee would not be materially different from the credit loss reserves discussed below.

The credit loss reserve recorded on the Company’s Consolidated Balance Sheets only relates to the business conducted by its consolidated subsidiaries. The credit loss reserves for unconsolidated alliances are only recorded in the alliances’ financial statements. The Company has not recorded any reserves for estimated losses in excess of reserves recorded by the unconsolidated alliances nor has the Company identified needs to do so. At December 31, 2002 and 2001, the Company and its consolidated and unconsolidated alliances had aggregate merchant credit loss reserves of $27.6 million and $53.2 million, respectively. The foregoing disclosure presents merchant credit loss reserves in the aggregate without regard to whether the reserve relates to merchant contracts held by entities consolidated by the Company or alliances accounted for under the equity method. The amount of reserve attributable to entities consolidated by the Company was $17.9 million and $19.1 million at December 31, 2002 and 2001, respectively. This reserve is included in the “allowance for doubtful accounts” component of “accounts receivable” on the Consolidated Balance Sheets.

The credit loss reserves, both for the unconsolidated alliances and the Company, are comprised of amounts for known losses and a provision for losses incurred but not reported (“IBNR”). Credit loss reserves are primarily determined by performing a historical analysis of chargeback loss experience. Other factors are considered that could affect that experience in the future. Such items include the general economy and economic challenges in a specific industry (such as the travel industry after September 11, 2001) or those affecting certain types of clients. Once these factors are considered,

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the Company or the unconsolidated alliance establishes a rate (percentage) that is calculated by dividing the expected chargeback (credit) losses by dollar volume processed. This rate is then applied against the dollar volume processed each month and charged against earnings. The resulting accrual balance is then compared to requirements for known losses and estimates for IBNR items. Historically, such an estimation process has proven to be materially accurate.

The majority of the TeleCheck Services, Inc. (“TeleCheck) business involves the guarantee of checks received by merchants for a period of 90 days from the check date. Upon obtaining approval from TeleCheck to accept the check, the merchant will deposit the check in its bank account. TeleCheck earns a fee for each check it guarantees, which is generally determined as a percentage of the check amount. This fee is recognized as revenue at the time TeleCheck guarantees the check. If the check is returned, TeleCheck is required to purchase the check from the merchant at its face value and pursue collection from the check writer. At the time TeleCheck recognizes revenue, based on recent past history, a provision for estimated check returns net of anticipated recoveries is recorded. The estimated check returns and recovery amounts are subject to the risk that actual amounts returned and recovered in the future may not be consistent with recent past history. At December 31, 2002 and 2001, the Company had accrued warranty and accrued recovery balances of $22.9 million and $56.0 million, and $28.3 million and $55.4 million, respectively. Accrued warranties are included in “accounts payable and other liabilities” and accrued recoveries are included in “accounts receivable” on the Consolidated Balance Sheets.

In light of FIN 45, with regards to TeleCheck’s guarantee business, the Company will be required to maintain a liability for each check guarantee (and correspondingly defer revenue) in the amount of the fair value of the guarantee until the settlement (the check clears or is presented to TeleCheck) or expiration of the guarantee for transactions occurring after December 31, 2002. An incremental liability of $5.6 million would have been recorded at December 31, 2002 had FIN 45 been effective. The majority of the guarantees are typically settled within 10 days of the transaction and virtually all guarantees are settled within 30 days. The aggregate face value of all checks guaranteed during the years ended December 31, 2002, 2001 and 2000 was $23.7 billion, $21.8 billion and $20.0 billion, of which $287.7 million, $295.8 million and $230.7 million, respectively, were returned to merchants and presented to TeleCheck. The Company recorded $77.5 million, $75.8 million and $59.7 million in warranty losses, net of recoveries from check writers, for the years ended December 31, 2002, 2001 and 2000, respectively The maximum potential future payments under the guarantees was approximately $1.5 billion at December 31, 2002.

Derivative Financial Instruments

The Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), on January 1, 2001. The Company utilizes derivative instruments primarily to mitigate interest rate risk. To a much lesser extent, derivative instruments are utilized to mitigate market and foreign currency risk. As a result of the adoption of SFAS 133, the Company recognizes all derivative financial instruments on the Consolidated Balance Sheets as assets or liabilities at fair value. Such amounts are recorded in either the “other assets” or “accounts payable and other liabilities” captions on the Consolidated Balance Sheets. Generally, changes in fair value are recognized immediately in earnings, unless the derivative qualifies as a hedge of future cash flows. For derivatives that qualify as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in “Stockholders’ Equity” as a component of “accumulated other comprehensive income” (“OCI”) and then recognized in earnings in the period or periods the hedged item affects earnings.

SFAS 133 requires that, upon adoption, the transition adjustment be reported in net income or OCI, as appropriate, as a cumulative effect of a change in accounting principle. In accordance with the transition provisions of SFAS 133, the Company recorded a net-of-tax transition adjustment loss of $24.8 million in OCI and a net-of-tax transition adjustment loss of $2.7 million in earnings in 2001. Management does not believe that ongoing application of SFAS 133 will significantly alter the Company’s hedging strategies or impact its net income. However, its application will increase the volatility of OCI.

The transition adjustment recorded in OCI represented the recognition of all derivatives that are designated cash flow hedging instruments at fair value. The transition adjustment recorded in earnings represented purchased option costs that were derecognized from the balance sheet upon adoption.

Prior to January 1, 2001, the Company also used interest rate swap and cap agreements and foreign currency options and forward exchange and swap contracts for hedging purposes. The interest rate swap and cap agreements were used to hedge certain exposures to changes in variable rates paid to certain payment services selling agents. For interest rate swaps and cap agreements, the net amounts paid or received and net amounts accrued through the end of the accounting

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

period were included in revenue. Unrealized gains or losses on interest rate swap and cap agreements were not recognized in income. Gains or losses on any contracts terminated early were deferred and amortized to income over the remaining average life of the terminated contracts. For foreign currency options and forward exchange and swap contracts hedging forecasted transactions or firm commitments, respectively, the effects of movements in currency exchange rates on those instruments were recognized when the related operating revenue was recognized. Gains and losses on the foreign currency swap were offset by gains and losses on the foreign currency denominated debt. The discounts or premiums on the instruments were amortized to income over the lives of the contracts using the straight-line method. Realized gains and losses were included in “other assets” and “accounts payable and other liabilities” on the Consolidated Balance Sheets and recognized in income when the future transaction occurred or at the time the transaction was no longer expected to occur.

Accounts Receivable

The Company’s client base consists of financial institutions, associations, retailers and non-consolidating merchant alliances. Accounts receivable balances are stated net of allowance for doubtful accounts. Historically, the Company has not encountered significant write-offs. The Company records allowances for doubtful accounts when it is probable that the accounts receivable balance will not be collected.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation, which is computed using the straight-line method over the lesser of the estimated useful life of the related assets (generally three to ten years for equipment, furniture and leasehold improvements, and 30 years for buildings) or the lease term. Amounts charged to expense for the depreciation and amortization of property and equipment, including equipment under capital lease, were $205.5 million in 2002, $216.8 million in 2001 and $229.4 million in 2000.

Goodwill and Other Intangibles

Goodwill represents the excess of purchase price over tangible and other intangible assets acquired less liabilities assumed arising from business combinations. SFAS No. 142, “Goodwill and Other Intangible Assets”, (“SFAS 142”), issued in June 2001, requires that goodwill acquired in a business combination after June 30, 2001, shall not be amortized. In addition, as required by SFAS 142, the Company ceased amortizing all goodwill effective January 1, 2002. Prior to the adoption of SFAS 142, goodwill was amortized on a straight–line basis over estimated useful lives ranging from seven to 40 years. The statement also provides specific guidance about how to determine and measure goodwill and intangible asset impairment, and requires additional disclosure of information about goodwill and other intangible assets. The Company has completed the annual goodwill impairment test required by SFAS 142 and did not identify any impairments. Goodwill attributable to 2001 acquisitions, occurring subsequent to June 30, 2001, amounted to $593.3 million. Goodwill acquired in business combinations during the year ended December 31, 2002 totaled $375.6 million. The allocation by segment of the goodwill acquired in business combinations during 2002 is as follows: $122.0 million in payment services, $211.8 million in merchant services, $8.3 million in card issuing services and $33.5 million in emerging payments. Additionally, the Company completed final purchase price allocations during 2002 related to business combinations occurring during 2001, adjusting goodwill by $33.5 million, of which $(0.1) million was in payment services, $31.6 million in merchant services, $4.2 million in card issuing services and $(2.2) million in emerging payments. Also, foreign currency translation increased goodwill by $11.1 million in 2002. Goodwill amortization expense totaled $113.3 million and $97.5 million for the years ended December 31, 2001 and 2000, respectively. In addition, equity earnings in affiliates for the years ended December 31, 2001 and 2000 includes $24.7 million and $18.2 million of amortization related to goodwill classified within “investment in affiliates” on the Consolidated Balance Sheets.

At December 31, 2002 and 2001, goodwill recorded at the segment reporting level was $1,272.6 million and $1,150.7 million in payment services, $2,036.7 million and $1,793.2 million in merchant services, $420.3 million and $400.8 million in card issuing services, $97.6 million and $66.6 million in emerging payments and $31.8 million and $27.7 million in all other and corporate.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following presents net income and per share amounts exclusive of goodwill amortization, as required by SFAS 142:

	For the Year Ended December 31, 2001
	Net income	Basic	Diluted
(in millions except per share amounts)
Reported net income and earnings per share	$871.9	$1.12	$1.10
Add back: goodwill amortization, net of tax	118.5	0.15	0.15

Adjusted net income and earnings per share	$990.4	$1.27	$1.25

	For the Year Ended December 31, 2000
	Net income	Basic	Diluted
(in millions except per share amounts)
Reported net income and earnings per share	$929.6	$1.14	$1.12
Add back: goodwill amortization, net of tax	97.3	0.12	0.12

Adjusted net income and earnings per share	$1,026.9	$1.26	$1.24

FDC capitalizes initial payments for contracts and conversion costs associated with customer processing relationships. Capitalization of initial contract payments and conversion costs only occurs when management is satisfied that such costs are recoverable through future operations, contractual minimums and/or penalties in case of early termination.

The Company’s accounting policy is to limit the amount of capitalized costs for a given contract to the lesser of the estimated ongoing future cash flows from the contract or the termination fees the Company would receive in the event of early termination of the contract by the customer.

The Company develops software that is used in providing processing services to customers. To a lesser extent, the Company also develops software to be sold or licensed to customers. Software development costs are capitalized once technological feasibility of the software has been established. Costs incurred prior to establishing technological feasibility are expensed as incurred. Technological feasibility is established when the Company has completed all planning, designing, coding and testing activities that are necessary to determine that a product can be produced to meet its design specifications, including functions, features and technical performance requirements. Capitalization of costs ceases when the product is available for general use. Software development costs are amortized using the straight-line method over the estimated useful life of the software, which is generally five years.

In addition to capitalized contract and software development costs, other intangibles include databases, copyrights, patents, acquired software, trademarks and noncompete agreements acquired in business combinations. Other intangibles are amortized on a straight–line basis over the length of the contract or benefit period, which generally ranges from three to 25 years. Other intangible amortization expense totaled $333.0 million, $308.3 million and $261.9 million for the years ended December 31, 2002, 2001 and 2000, respectively.

The following table provides the components of other intangibles:

Year Ended December 31,	Weighted-Average Amortization Period (in years)	2002 Cost	2002 Net of accumulated amortization	2001 Cost	2001 Net of accumulated amortization
(in millions)
Acquired contracts	12.0	$947.2	$594.2	$734.4	$490.4
Conversion costs	8.0	371.0	182.8	346.4	191.0
Contract costs	8.0	347.6	193.7	316.1	183.0
Developed software	5.0	343.2	176.7	285.9	146.7
Purchased or acquired software	4.0	269.8	130.8	190.0	87.8
Other	13.0	283.4	212.3	192.6	132.6

Total other intangibles	9.0	$2,562.2	$1,490.5	$2,065.4	$1,231.5

The estimated future aggregate amortization expense for existing other intangibles as of December 31, 2002 is $317.5 million in 2003, $287.4 million in 2004, $267.6 million in 2005, $228.5 million in 2006 and $191.5 million in 2007.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), effective January 1, 2002, and its predecessor SFAS No. 121 prior thereto, long-lived assets are reviewed for impairment on an annual basis and whenever events indicate that their carrying amount may not be recoverable. In such reviews, estimated undiscounted future cash flows associated with these assets or operations are compared with their carrying value to determine if a write–down to fair value (normally measured by the expected present value technique) is required.

Inventory

Inventories are stated at lower of cost or market and consist primarily of point-of-sale (“POS”) terminals, forms and blank financial paper. The cost of inventory is determined using average cost for POS terminals and blank financial paper, and first-in first-out (“FIFO”) for forms.

Minority Interest

Minority interests in earnings of consolidated subsidiaries represent the minority shareholders’ share of the equity and after-tax net income or loss of consolidated subsidiaries. Minority interest is presented pre-tax in the Consolidated Statements of Income since the substantial majority of the Company’s non-wholly owned consolidated subsidiaries are flow through entities for tax purposes. The minority interest included in “accounts payable and other liabilities” on the Consolidated Balance Sheets reflects the original investments by these minority shareholders in the consolidated subsidiaries, along with their proportionate share of the earnings or losses of the subsidiaries, net of dividends.

Treasury Stock

The Company records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. The FIFO method is used on the subsequent reissuance of shares and any resulting gains or losses are credited or charged to retained earnings.

Revenue Recognition

The majority of the Company’s revenues are comprised of transaction-based fees. “Product sales and other” includes sales of the Company’s products (which are generally ancillary to service revenues and primarily relate to POS devices in the merchant services segment), gains considered part of normal operations and other items that generally recur but that fluctuate as to amount and timing. A description of the major components of revenue, by business segment, is as follows:

Payment services - Revenue is primarily derived from three sources; transaction fees charged to consumers, investment income earned on the investment of funds received from the sale of payment instruments (primarily official checks and money orders), and in certain transactions, the Company generates revenue by acquiring currency at wholesale exchange rates and providing the currency to consumers at retail exchange rates. Investments are the primary component of “settlement assets” on the Company’s Consolidated Balance Sheets.

In a typical money transfer transaction, a consumer will go to one of the Company’s domestic or international agent locations and pay the agent a fee. The fee is generally based on the dollar amount of the transaction and the location of where the funds are to be transferred. This transaction fee is set by the Company and is recorded as revenue by the Company at the time of sale. In addition, in certain money transfer transactions involving different send and receive currencies, Western Union generates revenue by acquiring currency at wholesale exchange rates and providing the currency to consumers at retail exchange rates.

There are generally two agent locations involved in a money transfer transaction, the agent initiating the transaction (the “send agent”) and the agent disbursing funds (the “receive agent”). The send and receive agents each earn a commission generally based on a percentage of the fee charged to the customer. These commissions are included in “cost of services” on the Consolidated Statements of Income and are recorded at the time of sale.

The Company’s money order and official check products generate revenue primarily through the Company’s ability to invest funds pending settlement. The Company invests most of these funds in high-quality investments issued by municipalities to

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

minimize its exposure to credit risks. In a money order transaction, a consumer purchases a money order from an agent. The agent selling the money order generally remits the funds collected from the consumer to the Company within a matter of days of the transaction date. An agent generally does not receive a commission on the sale of a money order, but is compensated by charging a fee to the consumer. In an official check transaction, a consumer will procure an official check from one of the Company’s agents, typically a financial institution. The official check agent is generally required to remit the funds collected from the consumer to the Company the following day. The Company pays its official check agents commissions based on short-term variable rates and the balance of outstanding official checks. The Company considers this to be a revenue-sharing arrangement and, therefore, nets the commissions paid to official check agents against the revenues it earns from its investments.

Merchant services - In the case of merchant contracts that the Company owns and manages, revenue is primarily comprised of fees charged to the merchant, net of interchange and assessments charged by the credit card associations. The Company has no control over interchange fees and assessments charged by credit card associations and believes its presentation of revenue, net of these fees and assessments, more accurately depicts the revenue earned by the Company. This net revenue is recognized by the Company at the time of sale. The fees charged to the merchant are a percentage of the credit card and off-line debit card transaction’s dollar value, a fixed amount or a combination of the two. Personal identification number based online debit (“PIN-based debit”) network fees are recognized in “cost of services” on the Consolidated Statements of Income, as the fees are invoiced by the networks periodically and paid directly by the Company, versus credit card associations interchange fees and assessments, which are settled on a net basis.

Interchange and assessments charged by credit card associations to the Company’s consolidated subsidiaries amounted to $3.2 billion in 2002, $1.9 billion in 2001 and $1.6 billion in 2000.

The Company charges processing fees to its merchant alliance joint ventures. In situations where an alliance is accounted for under the equity method, the Company’s consolidated revenues include the processing fees charged to the alliance, as presented on the face of the Consolidated Statements of Income.

Revenue from check verification and guarantee services is recognized at the time of sale. Check verification fees generally are a fixed amount per transaction. Check guarantee fees generally are a percentage of the check amount. At the time of sale, the Company recognizes an estimate of the net cost of honoring the guarantees, which is reflected within “cost of services” on the Consolidated Statements of Income. See “Reserve for merchant credit losses and check guarantee.”

Card issuing services – Revenue is primarily comprised of fees based on cardholder accounts on file, and to a lesser extent, transaction volumes processed. As described above under “Presentation,” effective January 1, 2002, the Company adopted EITF 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” which requires that reimbursements received for “out-of-pocket” expenses be characterized as revenue. As a result of the adoption, telecommunication and postage costs charged to clients are recorded in revenue. Revenue is recognized at the time an account on file amount is earned or at the time a transaction is processed. “Professional services” revenues are comprised of custom programming services and are recorded as work is performed.

PaySys International, Inc. (“PaySys”) acquired by the Company in April 2001, is in the business of licensing credit card processing software. The Company follows the requirements of the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), in its accounting for PaySys’ revenue. In following SOP 97-2, revenue is not recognized until each of the following four criteria are met:

•	evidence of an agreement exists,

•	delivery and acceptance has occurred or services have been rendered,

•	the selling price is fixed or determinable, and

•	collection of the selling price is reasonably assured.

Emerging payments - Revenue is primarily comprised of fees based on transaction volumes processed. Revenue is recognized at the time a transaction is processed. This segment also provides professional services, primarily to governmental entities. Revenue from these services is recognized as work is performed.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Acquisitions occurring during 2002 and 2001 have resulted in the segment’s business including the licensing of software. The Company follows the requirements of SOP 97-2, as outlined above, in its accounting for software-related revenue.

Earnings Per Common Share

Earnings per common share amounts are computed by dividing net income by weighted-average common stock and common stock equivalent shares (when dilutive) outstanding during the period. Amounts utilized in per share computations are as follows:

Year Ended December 31,	2002	2001	2000
(in millions)
Weighted-average shares outstanding:
Basic weighted-average shares	757.5	778.1	813.9
Common stock equivalents	11.4	14.1	12.5
Convertible debentures	2.9	2.8	1.8

	771.8	795.0	828.2

Earnings add back related to convertible debentures	$1.7	$1.8	$1.2

Diluted earnings per common share was calculated based on weighted-average shares outstanding, including the impact of shares issuable upon conversion of convertible debt and in-the-money common stock equivalents, which consist of outstanding stock options, warrants and restricted stock. The after-tax interest expense and issue cost amortization on convertible debt is added back to net income when common stock equivalents are included in computing diluted earnings per common share. The “if converted” method is utilized in calculating diluted earnings per common share only when conversion is not conditional upon the occurrence of certain events. The “if converted” method has not been utilized for the Company’s 2% Senior Convertible Contingent Debt Securities due 2008, as conversion into 13.2 million shares is conditional upon certain events that have not yet occurred.

The diluted earnings per share calculation excludes stock options, warrants and convertible debt to purchase, or that are convertible into, 34.5 million common shares, 23.3 million common shares and 8.3 million common shares for the years ended December 31, 2002, 2001 and 2000, respectively, because the exercise or conversion price of these instruments was greater than the average market price of the common stock, and their inclusion would have been anti-dilutive.

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

Gains and losses attributable to foreign currency hedging included in “transaction and processing service fees” on the Consolidated Statements of Income amounted to a $20.1 million loss, a $3.0 million gain and a $9.7 million gain for 2002, 2001 and 2000, respectively. Other foreign currency transaction gains and losses were immaterial for each of the periods. This results from the Company’s daily settlement of most of its foreign currency denominated transactions.

Stock Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), establishes accounting and reporting standards for stock based employee compensation plans, as amended, (see Note 14). As permitted by the standards, FDC continues

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to account for such arrangements under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and its related interpretations.

The Company’s pro forma information, amortizing the fair value of the options over their vesting period and including the stock purchase rights, is as follows:

	2002	2001	2000
(in millions, except per share amounts)
Reported net income	$1,237.9	$871.9	$929.6
SFAS 123 expense	109.5	70.6	46.5

Pro forma net income	$1,128.4	$801.3	$883.1

Reported earnings per share – basic	$1.63	$1.12	$1.14
Reported earnings per share – diluted	1.61	1.10	1.12

Pro forma earnings per share – basic	$1.49	$1.03	$1.09
Pro forma earnings per share – diluted	1.46	1.01	1.07

Advertising Costs

Advertising costs, included in “selling, general and administrative” expenses on the Consolidated Statements of Income, are expensed as incurred or at the first time the advertising takes place. Advertising expense for 2002, 2001 and 2000 was $199.8 million, $182.5 million and $153.2 million, respectively.

Gains on Issuance of Stock by Subsidiaries

At the time a subsidiary sells its stock to unrelated parties at a price in excess of its book value, the Company’s net investment in that subsidiary increases. If at that time, the subsidiary is not a newly formed, non-operating entity, nor a research and development, start-up or development stage company, nor is there a question as to the subsidiary’s ability to continue in existence, the Company records the increase in its Consolidated Statements of Income. Otherwise, the increase is reflected in “additional paid-in capital” on the Company’s Consolidated Statements of Stockholders’ Equity.

Supplemental Cash Flow Information

Supplemental cash flow information for the years ended December 31, 2002, 2001 and 2000 are summarized as follows:

Year Ended December 31,	2002	2001	2000
(in millions)
Income taxes paid	$105.0	$270.7	$569.9
Interest paid	119.6	111.5	97.2

Significant non-cash transactions in 2002 included a $33.3 million note that was converted into 1.83 million shares. In addition, the Company entered into $33.2 million in capital lease agreements to finance the purchase of equipment and software.

Note 2:    Restructuring, Impairments, Litigation and Regulatory Settlements, Investment Gains and Losses and Divestitures

The Company recorded restructuring, impairments, litigation and regulatory settlements and investment gains and losses related both to ongoing operations and divestitures in the three years ended December 31, 2002. Restructuring and divestiture accruals are reviewed each period and balances in excess of anticipated requirements are reversed through the same Consolidated Statements of Income caption in which they were originally recorded. Such reversals resulted from the favorable resolution of contingencies and changes in facts and circumstances.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company recognized restructuring charges in accordance with EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), effective for exit or disposal activities after December 31, 2002. SFAS 146 nullifies EITF 94-3 and requires that a liability for a cost associated with an exit or disposal activity be recognized only when the liability is incurred versus when the commitment is made.

A summary of these items follows:

	Pre-tax (Benefit) Charge
Year Ended December 31,	2002	2001	2000
(in millions)
Restructuring charges	$9.0	$27.5	$79.8
Restructuring reserve reversals	(3.9)	(6.7)	(0.4)
Impairment charges	27.8	14.7	2.8
Litigation and regulatory settlement charges	41.0	—	12.0
Investment (gains) and losses	(0.7)	184.2	33.6
Business divestitures (gains) and losses	0.3	11.4	(189.9)
Divestiture reserve reversals	(4.5)	(39.6)	(9.2)

Total pre-tax (benefit) charge, net of reversals	$69.0	$191.5	$(71.3)

2002 Activities

Restructuring Charges

During 2002, the Company recorded restructuring charges of $9.0 million. These charges were comprised of severance totaling $8.5 million and $0.5 million related to lease termination losses. Severance charges resulted from the termination of 281 employees, representing all levels of employees and less than 1% of the Company’s workforce. Merchant services charges were $6.0 million for the year ended December 31, 2002. The charges related to streamlining the span of management control and elimination of job redundancies across many departments at most employee levels within the merchant acquiring business. The merchant services restructuring plans were completed in the second quarter of 2002. Emerging payments charges were $2.4 million for the year ended December 31, 2002, which related to a reduction in force and closure of a leased facility for the SurePay business to adjust its employee base to match the slower-than-expected participation in the business-to-business exchange marketplace. The emerging payments restructuring plans were completed in the first quarter of 2002. Card issuing charges were $0.3 million for the year ended December 31, 2002 as a result of consolidating the Tulsa data center operations. The card issuing restructuring plans were completed in the first quarter of 2002. All other and corporate charges were $0.3 million for the year ended December 31, 2002, which related to the elimination of duplicative positions due to the integration of the Achex, Inc. (“Achex”) acquisition. The all other and corporate restructuring plans were completed in the first quarter of 2002.

Impairment Charges

During 2002, the Company recorded asset impairment charges of $27.8 million, of which $16.5 million related to card issuing services and $11.3 related to emerging payments. The $16.5 million card issuing services charge related to impairment of capitalized customer contract costs associated with one of its customers. On March 11, 2003 this customer announced that it would no longer accept its private-label credit cards at its merchant businesses as a result of financial difficulties. Due to this customer’s severe liquidity issues, the Company believes there is substantial risk on its ability to collect contracted minimum payments. The $11.3 million asset impairment charge in emerging payments related to SurePay’s capitalized business-to-business software development costs. The impairment resulted from the second quarter 2002 decision to cease SurePay platform development efforts.

Litigation and Regulatory Settlement Charges

During 2002, the Company recorded $41.0 million in litigation and regulatory settlement charges, which are more fully explained in Note 12 of the Consolidated Financial Statements. The charges related to the payment services segment. Of this charge, $30.0 million related to the anticipated settlements of various class action lawsuits pertaining to the Company’s money transfer business, including legal fees and other outside administrative costs. The remaining $11.0 million relates to

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

an $8.0 million settlement with the New York State Banking Department and a $3.0 million settlement with the U.S. Department of Treasury over alleged infractions of certain regulations related to Western Union’s money transfer business.

Investment Gains and Losses

During 2002, the Company recorded a gain on the sale of a portion of the Company’s investment in CheckFree, totaling $9.6 million, offset by $6.4 million of investment impairment charges related to emerging payments segment investments in e-commerce companies. The remaining impairment charge of $2.5 million related to an investment in a software business held by the card issuing services segment. These investments were written-down to fair value based on quoted market prices for public companies, and for privately held companies, by considering market conditions, offering prices, trends of earnings/losses, price multiples, financial position, new financing or other measures.

Business Divestiture Gains and Losses

During 2002, the Company recorded an additional charge of $0.3 million related to the discontinuance of a collections business in the second quarter of 2001.

Reversal of Restructuring, Merger and Divestiture Accruals

During 2002, the Company reversed prior period restructuring reserves resulting from changes in estimates totaling $3.9 million. The majority of these reversals related to the third quarter 2000 restructuring charge related to the United Kingdom-based operations of the card issuing services segment. The change in estimate related to this charge was caused primarily by pension obligations associated with severed employees being less than anticipated.

During 2002, the Company released $4.5 million of prior period divestiture reserves related primarily to Investor Services Group and TransPoint due to the passage of certain contractual indemnification provisions and the release of amounts previously held in escrow. Investor Services Group was divested in the fourth quarter of 1999 and TransPoint was merged with CheckFree in the fourth quarter of 2000.

2001 Activities

Restructuring Charges

During 2001, the Company recorded $27.5 million relating to restructuring charges. These charges were comprised of severance totaling $24.7 million and $2.8 million related to lease termination losses and a customer contract. Severance charges resulted from the termination of 790 employees representing all levels of employees and approximately 3% of the Company’s workforce. Amounts attributable to payment services were $8.8 million as a result of the discontinuance of the Payment Card Solutions and SkyTeller operations, consolidation of international support functions and transition of a Mexico call center and operations support to a third-party provider. The payment services restructuring plans were completed in the second quarter of 2002. Amounts attributable to merchant services were $12.2 million. The charges related to closing facilities in Nashville, Tennessee; Louisville, Kentucky; Belmont, California; Reston, Virginia; and Lakewood, Ohio to eliminate job redundancies related to front-end system support, relationship management and quality assurance. The merchant services restructuring plan was completed in the third quarter of 2001. In addition, TeleCheck restructured under new management and eliminated management positions at several levels within the organization. The restructuring plans were completed in the second and fourth quarters of 2001. Additionally, gaming call center services were transitioned to a single facility, which was completed in the fourth quarter of 2001. Amounts attributable to card issuing services were $2.8 million, which related to the closure of a facility and terminations associated with converting certain debit operations to the NYCE platform and other department reorganizations. The card issuing restructuring plans were completed in the first quarter of 2002. Amounts attributable to emerging payments were $1.8 million related to a reduction in force for the SurePay business to adjust its employee base to match the slower-than-expected participation in the business-to-business exchange marketplace. Amounts attributable to all other and corporate were $1.9 million, which related to consolidating corporate functions to the Denver office and elimination of redundant functions. The all other and corporate restructuring plans were completed in the third quarter 2001.

Impairment Charges

During 2001, the Company recorded asset impairment charges of $14.7 million, of which $11.2 million related to payment services, $1.1 million related to card issuing services, $0.4 million related to merchant services and $2.0 million related to all other and corporate. The $11.2 million payment services charge related to goodwill and other assets associated with the discontinuance of the SkyTeller service offering. The $1.1 million card issuing charge related to a $0.8 million software impairment, as well as fixed assets associated with the card issuing facility closures discussed in restructurings above. The $0.4 million related to the merchant services segment also related to fixed assets associated with the facility closures

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

discussed in restructurings above. The $2.0 million all other and corporate charge related to the impairment of internally developed software due to functionality acquired through the acquisition of Achex in the third quarter of 2001. The Company’s results also include a $0.5 million charge for fixed assets associated with the restructurings discussed above.

Investment Gains and Losses

During 2001, the Company recorded $184.2 million of investment losses, of which $148.0 million related to all other and corporate, $14.1 million related to merchant services, $0.3 million related to card issuing services and $21.8 million related to emerging payments. The $148.0 million all other and corporate charge related to the $142.8 million write-down of the Company’s investment in CheckFree due to CheckFree’s stock trading below the Company’s cost basis for more than six months and $5.2 million related to write-downs of investments in e-commerce businesses. The $14.1 million merchant services charge related to a $9.2 million charge to fully write-down the Company’s investment in Excite@Home, and a $4.9 million write-down of investments in other e-commerce related businesses. The $0.3 million card issuing charge, the $21.8 million emerging payments charge and the $5.2 million all other and corporate charge also relate to write-downs of investments in e-commerce businesses. These investments were written-down to fair value based on quoted market prices for public companies and for privately held companies by considering market conditions, offering prices, trends of earnings/losses, price multiples, financial position, new financing or other measures.

Business Divestiture Gain and Losses

The Company sold a small technology solutions company and an in-store branch banking business in January and August 2001, respectively. There was no gain or loss realized on these sales in 2001.

During 2001, the Company discontinued a collection business, which resulted in a pre-tax loss of $11.4 million in June 2001 relating to the closure. The charge included $4.1 million for employee severance, $2.6 million for facility exit costs and an asset impairment charge of $4.7 million.

Reversal of Restructuring, Merger and Divestiture Accruals

During 2001, the Company reversed prior period restructuring reserves resulting from changes in estimates totaling $6.7 million. The majority of these reversals related to the third quarter 2000 restructuring charge related to the United Kingdom-based operations of the card issuing services segment and the 1998 merchant services Nashville data center closure. The change in estimate related to the United Kingdom charge was caused primarily by pension obligations associated with severed employees being less than anticipated.

During 2001, the Company released prior period divestiture reserves of $39.6 million related primarily to Investor Services Group due to the passage of certain contractual indemnification provisions. Investor Services Group was divested in the fourth quarter of 1999.

2000 Activities

Restructuring Charges

During 2000, the Company recorded restructuring charges of $79.8 million. These charges were comprised of severance totaling $70.2 million and $9.6 million in lease termination losses. Severance charges resulted from the termination of approximately 3,800 employees representing all levels of employees and 12% of the Company’s workforce. Payment services charges were $2.6 million. The charges represented the elimination of an operating center in Ft. Worth, Texas as the functions were moved to an operating center in California and the relocation of certain Western Union International finance functions from Paramus, New Jersey to Denver, Colorado. The payment services restructuring plans were completed in the second and third quarters of 2001. Card issuing charges were $69.6 million for the year ended December 31, 2000, as a result of downsizing First Data Europe operations due to the loss of two major customers, reorganization of all levels of the domestic operations to reflect a new business model concept, loss of a processing contract due to a customer eliminating the service offering, and the consolidation of First Data Resources Australia facilities and elimination of job redundancies. The card issuing restructuring plans were completed throughout 2000 and 2001. All other and corporate charges were $7.6 million for the year ended December 31, 2000, due to the closure of two call centers as a result of the loss of a Teleservices customer contract and consolidation of corporate functions to the Denver office. The all other and corporate restructuring plans were completed in the second quarter of 2002 and the third quarter of 2000.

Impairment Charges

In June 2000, the Company recorded an impairment charge of $2.8 million related to the loss of a card issuing processing contract due to a customer eliminating the service offering.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Litigation and Regulatory Settlement Charges

In August 2000, the Company accrued $12.0 million based on the preliminary settlement of a pending lawsuit pertaining to the Company’s money transfer business.

Investment Gains and Losses

In December 2000, the Company recorded a $33.6 million write-down of its investment in Excite@Home due to a decline in the market value that was considered other than temporary.

Business Divestiture Gain and Losses

In January 2000, the Company completed the sale of its Hogan Information Services business unit to Dolan Media Company for cash proceeds of $30.5 million. As a result of this transaction and the second quarter sale of another small business, the Company recognized a pre-tax gain of $5.4 million. In September 2000, the Company signed a letter of intent to sell a small subsidiary and, as a result, recorded a goodwill impairment charge of approximately $5.4 million. The sale was completed in January 2001.

In September 2000, FDC completed the merger of its joint venture, TransPoint, with CheckFree. The merger resulted in FDC receiving consideration of 6.6 million shares of CheckFree stock and recognizing a pre-tax gain of $186.0 million. The pre-tax gain reflects a $42 million cash contribution from FDC to TransPoint immediately prior to the merger.

As a result of the loss of the Teleservices customer contract, the Company sold the Pensacola facility and recognized a $3.9 million gain.

Reversal of restructuring, merger and divestiture accruals

During 2000, the Company released prior period divestiture reserves of $9.2 million related primarily to Donnelly Marketing due to the passage of certain contractual indemnification provisions. Donnelly Marketing was divested in the third quarter 1999.

During 2000, the Company released a prior period card issuing contract loss reserve of $0.4 million.

The following summarizes activity with respect to the Company’s restructuring activities for the years ended December 31 (in millions):

	2002	2001	2000
Expense Provision:
Employee severance	$8.5	$24.7	$70.2
Facility closure	0.5	2.5	9.6
Other exit costs	—	0.3	—

	9.0	27.5	79.8

Cash Payments and Other:
2002	7.9	11.7	7.2
2001	—	13.6	41.8
2000	—	—	19.2

	7.9	25.3	68.2

Reversals:
2002	0.2	1.2	2.5
2001 *	—	—	5.1

	0.2	1.2	7.6

Remaining accrual at December 31, 2002:
Employee severance	0.2	0.7	0.6
Facility closure	0.7	0.3	3.4

	$0.9	$1.0	$4.0

*	Does not include $1.6 million of reversals in 2001 relating to 1998 restructuring reserves.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3:    Business Combinations and Asset Acquisitions

	Initial Consideration
Businesses and Assets Acquired	Month	Total (a)	Cash
(in millions)
2002:
Paymap Inc.	April	$82.0	$82.0
International Check Services, Inc.	April	29.2	29.2
GovConnect, Inc.	April	47.5	47.5
E Commerce Group Products Inc.	June	71.2	71.2
PayPoint Electronic Payment Systems	August	250.9	250.9
Merchant alliance and portfolio acquisitions(b)		146.1	122.5
Six other acquisitions		40.8	39.2

		$667.7	$642.5

2001:
Nihon joint venture	January	$15.2	$15.2
BidPay.com, Inc.	February	27.0	27.0
TASQ Technology Inc.	March	176.1	176.1
FEXCO	March	65.0	65.0
PaySys International, Inc.	April	135.7	135.7
Achex, Inc.	July	32.0	32.0
NYCE Corporation	August	353.1	353.1
TAXWARE International, Inc.	August	39.6	32.1
Encorus Technologies	November	21.3	21.3
Cardservice International, Inc.	December	282.5	123.8
Seven other acquisitions		15.8	15.8

		$1,163.3	$997.1

2000:
Canada Trust merchant portfolio	August	$22.7	$22.7
Bank alliance programs		63.1	38.6
Two other acquisitions		13.5	13.5

		$99.3	$74.8

(a)	Other consideration, not separately listed in the table or described above, consists of subsidiary equity, promissory notes and other amounts payable of $25.2 million in 2002, $166.2 million in 2001 and $24.5 million in 2000.
(b)	The Company contributed merchant contracts with a net book value of $72.8 million to the alliances as part of the consideration, which are not included in the above table.

2002 Acquisitions

In April 2002, the Company acquired Paymap Inc. (“Paymap”) for an initial purchase price of approximately $82 million in cash. Additional consideration of $26.0 million may be paid if certain operational targets are met. Paymap is a financial services company that develops and markets innovative electronic payment services such as a mortgage payment accelerator. The preliminary purchase price allocation resulted in identifiable intangible assets of $19.7 million, which are being amortized over three to six years, and goodwill of $62.2 million.

Also in April 2002, TeleCheck, a wholly owned subsidiary of the Company, acquired substantially all of the assets of International Check Services, Inc. (“ICS”). ICS is a check acceptance company that provides both traditional and electronic check products. The preliminary purchase price allocation resulted in identifiable intangible assets of $8.5 million, which are being amortized over five to ten years, and goodwill of $25.8 million.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Additionally in April 2002, govONE Solutions, LP (“govONE”), an operationg company of eONE Global (“eONE”), acquired GovConnect, Inc. (“GovConnect”), a provider of electronic service delivery, consulting and technology solutions to the government marketplace. The preliminary purchase price allocation resulted in identifiable intangible assets of $5.2 million, which are being amortized over five years, and goodwill of $33.5 million.

In June 2002, the Company acquired E Commerce Group Products Inc. (“E Commerce Group”) for an initial purchase price of approximately $71 million in cash. Additional consideration of up to $50.0 million may be paid if certain operational targets are met. E Commerce Group provides e-commerce offerings, including technology that allows companies to receive electronic bill payments. The preliminary purchase price allocation resulted in identifiable intangible assets of $6.7 million, which are being amortized over one to five years, and goodwill of $59.8 million.

In August 2002, the Company acquired PayPoint Electronic Payment Systems (“PayPoint”) for approximately $251 million in cash. PayPoint is a leader in electronic commerce and payment services, processing credit and debit transactions, and is one of the largest point-of-sale transaction processors of personal identification number-based debit transactions. The preliminary purchase price allocation resulted in identifiable intangible assets of $61.7 million, which are being amortized over ten years, except for trademarks which are amortized over 25 years, and goodwill of $186.0 million.

During 2002, the Company acquired interests in several merchant alliances and portfolios: SunTrust Merchant Services, LLC, a front-end authorization and capture business, Huntington Merchant Services, Wachovia Merchant Services, Wells Fargo Merchant Services, CU Electronic Transaction Services (“CUETS”), Halifax Bank of Scotland (“HBOS”) and two other portfolios. The aggregate cash paid for the merchant alliance and portfolio acquisitions was approximately $123 million. The Company contributed merchant contracts to the alliances, with a net book value of $72.8 million, as part of the consideration. Descriptions of these acquisitions follow.

In March 2002, the Company and SunTrust Banks, Inc. (“SunTrust”) formed a new alliance, SunTrust Merchant Services, LLC. The Company and SunTrust each contributed a merchant portfolio to the alliance. Following the contribution, the Company acquired a portion of SunTrust’s equity interest in the alliance for cash. The payment to SunTrust has been treated as an acquired contract cost and is being amortized over a ten-year period. FDC has majority ownership of and management control over the alliance and is consolidating its financial results.

In July 2002, the Company paid cash to acquire substantially all of the bank’s 50% ownership interest in Huntington Merchant Services (“Huntington”). As a result of the purchase, FDC entered into a new ten-year merchant referral agreement with Huntington Bancshares Incorporated. In August 2002, the Company paid cash to acquire the bank’s 50% ownership interest in Wachovia Merchant Services (“Wachovia”). The payments to the alliance banks have been treated as acquired contract costs and are being amortized over a ten-year period.

In September 2002, the Company obtained an increased ownership interest in its alliance with Wells Fargo Bank (“Wells Fargo”) by contributing merchants from its Unified Merchant Services portfolio. Additionally, the alliance was restructured to give the Company management control over the business.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenues and expenses have been retroactively restated to the beginning of 2002 to reflect the Huntington, Wachovia and Wells Fargo alliances, which were previously accounted for under the equity method of accounting, as consolidated subsidiaries for the year ended December 31, 2002. As a result of the transactions, the Company recorded acquired contracts of $54.7 million, which are being amortized over ten years. In addition, approximately $68.9 million was reclassified from investment in affiliates to acquired contracts. The following summarizes the impact of retroactively consolidating the results of these alliances back to January 1, 2002:

	Consolidated Results
	Six months ended June 30, 2002 as previously reported	Consolidating entries	Six months ended June 30, 2002 as consolidated
(in millions)
Revenue	$3,493.1	$137.1	$3,630.2
Operating profit	704.0	84.0	788.0
Pre-tax income	649.9	84.0	733.9
Minority interest	(5.0)	(42.0)	(47.0)
Equity earnings in affiliates	94.1	(42.0)	52.1
Net income	542.9	—	542.9

In September 2002, the Company entered into a partnership with CUETS, a Canadian card processing company. FDC will have a controlling interest in a merchant acquiring business that will be consolidated.

In November 2002, the Company entered into a contractual alliance with HBOS under which the Company will receive a substantial majority of HBOS’ merchant processing revenues. The preliminary purchase price allocation resulted in identifiable intangible assets of $39.4 million, which are being amortized over ten to 20 years.

Other acquisitions for 2002 include BillingZone, LLC, a provider of outsourcing services for accounts payable and accounts receivable; OMNIPAY, a Dublin, Ireland-based international payment processor; Christopher C. Varvias & Associates S.A., an investment in a money transfer agent accounted for under the equity method of accounting; Active Resources, a provider of managed services and outsourcing based in the United Kingdom; TaxSolver, a provider of tax data and tax form integration software; and an additional partnership with CUETS. FDC obtained a 50% ownership interest in a merchant processing business which is accounted for under the equity method of accounting.

The pro forma impact of all 2002 acquisitions on net income was not material.

2001 Acquisitions

In January 2001, the Company entered into a joint venture and formed Nihon Card Processing Co. Ltd., providing third-party credit card processing services, by contributing cash of approximately $15 million. The Company is accounting for this investment under the equity method of accounting.

In February 2001, the Company acquired Bidpay.com, Inc. (“Bidpay.com”) for approximately $27 million in cash. Bidpay.com is a provider of Internet payment services to online auction markets. The purchase price allocation resulted in identifiable intangible assets of $1.6 million, which are being amortized over three years, and goodwill of $26.5 million.

In March 2001, the Company acquired a 90% ownership interest in TASQ Technology Inc. (“TASQ”) for approximately $176 million in cash. TASQ is an industry leader in the sale and servicing of point-of-sale terminals and related products. The purchase price allocation resulted in identifiable intangible assets of $39.1 million, which are being amortized over five to ten years, and goodwill of $156.5 million.

Also, the Company acquired a 23% equity interest in its money transfer agent, FEXCO, one of Ireland’s largest financial services companies, for approximately $65 million in cash. The Company is accounting for this investment under the equity method of accounting.

In April 2001, the Company acquired PaySys, for approximately $136 million in cash. PaySys provides card processing software in more than 35 countries for bank, retail and private label cards. The purchase price allocation resulted in identifiable intangible assets of $41.5 million, which are being amortized over five years, and goodwill of $102.4 million.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In July 2001, the Company acquired Achex for approximately $32 million in cash. Achex is an Internet payment services provider. The purchase price allocation resulted in identifiable intangible assets of $1.3 million, which are being amortized over three years, and goodwill of $27.4 million.

In August 2001, the Company acquired approximately a 64% interest in NYCE Corporation (“NYCE”), for approximately $353 million in cash. NYCE is a debit card processor that serves 54 million cardholders through 88,000 ATMs and 517,000 point-of-sale locations. The purchase price allocation resulted in identifiable intangible assets of $115.4 million, which are being amortized over three to ten years and goodwill of $309.9 million.

Also in August 2001, eONE acquired Taxware International, Inc. (“Taxware”), for approximately $32 million in cash and an equity interest of approximately 3% in govONE. Taxware is a provider of worldwide commercial tax compliance systems. The purchase price allocation resulted in identifiable intangible assets of $10.6 million, which are being amortized over four to five years, and goodwill of $37.5 million.

In November 2001, eONE acquired the mobile business division of Brokat Technologies, Encorus Technologies (“Encorus”). Encorus will focus on driving the acceptance and usage of mobile payments worldwide. The purchase price allocation resulted in identifiable intangible assets of $7.0 million, which are being amortized over five years, and goodwill of $21.2 million.

In December 2001, FDC acquired the remaining 50% ownership interest in CSI, for approximately $283 million, $123.8 million in cash, $123.8 million in a promissory note and $35.0 million in deferred purchase price. CSI markets electronic credit and debit card processing services to retail merchants. Revenue and expenses have been restated to the beginning of 2001 to reflect CSI, which was previously accounted for under the equity method of accounting, as a consolidated subsidiary for the full year. The purchase price allocation resulted in identifiable intangible assets of $69.2 million, which are being amortized over three to ten years, and goodwill of $222.6 million.

Other acquisitions for 2001 include the acquisition of four merchant portfolios, a gift card services company, an online payments provider and a transaction processing business for local, state and federal governmental entities.

The pro forma impact of all 2001 acquisitions on net income was not material.

2000 Acquisitions

First Data Loan Company Canada serves as the acquiring entity for the Canada Trust MasterCard merchant portfolio, which was acquired in 2000. In addition, other acquisitions for 2000 include the acquisition of a remittance processing business.

In September 2000, FDC obtained a controlling interest in the GCA joint venture formed in 1998 pursuant to FDC contributing the assets of FDFS acquired in early 1998. The Company increased its ownership interest in this joint venture to 67%. The $45.0 million cost of the additional ownership interest (of which $24.5 million was in the form of a promissory note, subsequently paid off in 2001) is included within the $63.1 million for bank alliance programs in the foregoing table. The remaining $18.1 million relates to the Company’s purchase of a bank alliance partner’s 50% interest in a merchant portfolio.

All of the above business combinations and asset acquisitions have been accounted for as either purchases or investments in affiliates accounted for using the equity method of accounting.

The following table outlines the net assets acquired to the net cash paid for acquisitions (at date of acquisition):

Year Ended December 31,	2002	2001	2000
(in millions)
Fair value of net assets acquired	$667.7	$1,163.3	$99.3
Less non-cash consideration	(25.2)	(166.2)	(24.5)
Less cash acquired	(23.1)	(42.6)	(21.9)

Net cash paid for acquisitions	$619.4	$954.5	$52.9

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The acquisition of a 50% interest in the CUETS merchant processing business and the investment in a money transfer agent in 2002 have been reflected as a $9.4 million investment in affiliates, accounted for under the equity method.

The acquisition of a partial interest in FEXCO in 2001 has been reflected as a $65.0 million investment in affiliates, accounted for under the equity method. The $54.9 million excess of purchase price over FDC’s 23% interest in the tangible net assets of FEXCO was allocated to goodwill and software.

The remaining fair value of net assets acquired in 2002, excluding the equity method investments noted above, includes goodwill of $375.6 million and other intangibles of $260.8 million (primarily acquired contracts, non-compete agreements and software), with useful lives of one to 25 years (average of ten years). The aggregate amount of goodwill and other intangibles, including purchase accounting adjustments, for 2001 and 2000 was $1,251.7 million and $95.8 million, respectively. Initial goodwill in 2002 was recorded as follows; payment services $122.0 million, merchant services $211.8 million, card issuing services $8.3 million, and emerging payments $33.5 million. FDC recorded exit liabilities of $3.7 million and $0.2 million in 2002 and 2000, respectively. No exit liabilities were recorded in 2001. At December 31, 2002 and 2001, FDC had total remaining acquisition reserves of $7.1 million and $7.6 million, respectively. Some of the purchase price allocations are preliminary. The Company does not expect any significant adjustments to the preliminary purchase price allocations.

The terms of certain of the Company’s acquisition agreements provide for additional consideration to be paid if the acquired entity’s results of operations exceed certain targeted levels or if certain other conditions are met, as well as other payments or receipts of cash related to certain events that transpired subsequent to the acquisition of certain companies. Targeted levels are generally set substantially above the historical experience of the acquired entity at the time of acquisition. Such additional consideration is paid in cash and with shares of the Company’s common stock or subsidiary equity, and is recorded when earned as additional purchase price. Additional consideration was paid totaling $42.4 million in 2002, $85.8 million in 2001 (including $52.9 million in the form of FDC common stock), and $47.3 million in 2000. The maximum amount of remaining contingent consideration consists of 3 million shares of a subsidiary’s common equity (current value of $8.1 million) and $104.1 million, none of which was earned in 2002 and accrued at December 31, 2002.

Note 4:    Investments in Affiliates

Operating results include the Company’s proportionate share of income from affiliates, which consist of unconsolidated investments and joint ventures accounted for under the equity method of accounting. The most significant of these affiliates are related to the Company’s merchant bank alliance program.

A merchant bank alliance, as it pertains to investments accounted for under the equity method, is a joint venture between FDC and a financial institution that combines the processing capabilities and management expertise of the Company with the visibility and distribution channel of the bank. The joint ventures acquire credit and debit card transactions from merchants. The Company provides processing and other services to the joint ventures and charges fees to the joint venture primarily based on contractual pricing. These fees have been separately identified on the face of the Consolidated Statements of Income. At December 31, 2002, there were 15 affiliates accounted for under the equity method of accounting, comprised of six merchant alliances and nine strategic investments in companies in related markets, including Western Union agents. As discussed in Note 3, the 2002 amounts reflect the retroactive consolidations back to January 1, 2002, of the Huntington Merchant Services, Wachovia Merchant Services and Wells Fargo Merchant Services alliances based on the Company gaining a controlling interest in each of these alliances in the third quarter of 2002. The presentation below, therefore, excludes results and balances for these three entities for 2002. In the fourth quarter of 2002, the Company increased its investment in one of its merchant alliances by $41.9 million as the Company funded it’s proportionate share of the purchase of the Canadian merchant business of the Bank of Nova Scotia (“ScotiaBank”) by Paymentech, which is jointly owned by FDC and Bank One and is part of the Bank One alliance. The additional investment is included in “payments related to other businesses previously acquired” on the Consolidated Statements of Cash Flows. The 2001 amounts and balances include the results of the three alliances consolidated in 2002 but exclude the results and balances of CSI. The Company increased its ownership interest in CSI to 100% in the fourth quarter of 2001 and retroactively consolidated CSI back to January 1, 2001.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of financial information for the merchant alliances and other affiliates accounted for under the equity method of accounting is as follows:

December 31,	2002	2001
(in millions)
Total assets	$3,406.2	$4,552.6
Total liabilities	2,326.2	3,638.6

Year Ended December 31,	2002	2001	2000
(in millions)
Net operating revenues	$1,254.9	$1,480.7	$1,403.0
Operating expenses	873.4	948.3	966.6

Operating income	381.5	532.4	436.4

Net income	311.3	463.5	377.9

FDC share of net income	143.4	225.8	186.2
Amortization expense	24.8	41.9	50.9

FDC equity earnings	$118.6	$183.9	$135.3

The primary components of assets and liabilities are settlement-related accounts as described in Note 5 below.

The formation of a merchant alliance generally involves each of the Company and a financial institution contributing merchant contracts to the alliance and a cash payment from one owner to the other to achieve the desired ownership percentage for each. The asset amounts reflected above are owned by the alliances and other equity method investees and do not include any of such payments made by the Company. The amount by which the total of the Company’s investments in its joint ventures exceeded its proportionate share of the joint ventures’ net assets totaled $544.6 million and $614.7 million at December 31, 2002 and 2001, respectively. Prior to 2002, the entire excess was being amortized, however, in connection with the January 1, 2002 adoption of SFAS 142, the Company ceased amortizing the $369.2 million portion of the excess deemed to be goodwill.

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

December 31,	2002	2001
(in millions)
Settlement assets:
Cash and cash equivalents	$5,536.8	$3,893.1
Investment securities	10,141.2	8,434.8
Due from card associations	513.4	344.5
Due from selling agents	497.1	494.5

	$16,688.5	$13,166.9

Settlement obligations:
Payment instruments outstanding	$13,090.6	$10,659.7
Card settlements due to merchants	1,077.2	836.5
Due to selling agents	2,126.5	1,604.4

	$16,294.3	$13,100.6

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash equivalents consist of short-term time deposits, commercial paper and other highly liquid investments. See Note 6 for information concerning the Company’s investment securities. Due from selling agents includes transactions with certain non-consolidated affiliates of $31.3 million and $21.1 million at December 31, 2002 and 2001, respectively.

FDC generates revenues from its investment of certain settlement assets, a substantial majority of which are cash equivalents and investment securities within the Company’s payment services business. At December 31, 2002, 99% of the payment services portfolio was invested in AA or above-rated securities. Payment services investment portfolio balances averaged $12.0 billion in 2002, $10.0 billion in 2001, and $7.8 billion in 2000. Investment revenues (before commissions to certain selling agents) from payment services portfolios totaled $482.0 million in 2002, $466.3 million in 2001 and $411.7 million in 2000 ($698.6 million, $637.3 million and $564.2 million, respectively, on a pre-tax equivalent basis).

Note 6:    Investment Securities

Investment securities are a principal component of the Company’s settlement assets, and represent the investment of funds received by FDC from the sale of payment instruments (principally official checks and money orders) by authorized agents. The Company also maintains various other investments, primarily equity securities, which are classified as available-for-sale and carried at fair market value of $114.9 million at December 31, 2002 and $230.8 million at December 31, 2001. During 2000 FDC completed the merger of its joint venture, TransPoint with CheckFree. The merger resulted in FDC receiving consideration of 6.6 million shares of CheckFree stock and recognizing a pre-tax gain of $186.0 million. In September 2001, the Company recorded a $142.8 million impairment charge for the Company’s investment in CheckFree due to a decline in market value that was considered other than temporary. During 2002, the Company recorded a $9.6 million gain on the sale of a portion of the Company’s investment in CheckFree. In addition, the Company has investments in equity securities and other investments that are not publicly traded which are carried at cost of $53.0 million and $54.1 million at December 31, 2002 and 2001, respectively. See Note 2 for additional discussion pertaining to write-down of investments.

Within settlement assets, virtually all of FDC’s investment securities are debt securities, most of which have maturities greater than one year. At December 31, 2002, 61% of these debt securities mature within five years and nearly 100% within 10 years. Realized pre-tax gains from the sale of these investment securities were $65.4 million for 2002, $34.4 million for 2001 and $12.3 million for 2000. The net of tax amount of the realized gains that the Company reclassified out of “other comprehensive income” into investment income for the years ended December 31, 2002, 2001 and 2000 were $42.5 million, $22.4 million and $8.0 million, respectively. The Company uses specific identification to determine the cost of a security sold and the amount of gains and losses reclassified out of other comprehensive income. The Company received proceeds from these sales of $1,961.3 million, $1,324.3 million and $853.5 million in 2002, 2001 and 2000, respectively.

The principal components of investment securities, which are carried at fair value, are as follows:

	Fair Value	Amortized Cost	Net Unrealized Gain (Loss)
(in millions)
December 31, 2002
State and municipal obligations	$9,925.8	$9,530.6	$395.2
Corporate bonds	4.9	5.0	(0.1)
Adjustable rate mortgage-backed securities	85.5	85.3	0.2
Other	292.9	356.4	(63.5)

Totals	$10,309.1	$9,977.3	$331.8

December 31, 2001
State and municipal obligations	$8,123.0	$8,052.9	$70.1
Corporate bonds	27.8	29.0	(1.2)
Adjustable rate mortgage-backed securities	117.7	119.6	(1.9)
Other	454.2	491.2	(37.0)

Totals	$8,722.7	$8,692.7	$30.0

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Management of nonderivative financial instrument risks

FDC does not hold or issue financial instruments for trading purposes. FDC encounters credit and market risks related to the Company’s financial instruments, principally its investment securities. The Company attempts to mitigate credit risk by making high-quality investments. Substantially all of its long-term debt investment securities have credit ratings of “AA” or better from a major rating agency. FDC maintains a large portion of its settlement assets in cash and cash equivalents, thereby mitigating market risks (such as a reduction in the fair value of long-term investment securities due to rising interest rates) that could impact the Company’s funding of its settlement obligations.

Hedge of a net investment in a foreign operation

The Company has a net investment in a Japanese entity of approximately $14.3 million and $13.3 million at December 31, 2002 and 2001, respectively. In order to eliminate the impact of foreign currency movements on the Company’s financial position, the Company hedged its Japanese yen (“yen”) exposure with a nonderivative debt instrument denominated in yen having a value of approximately $13.8 million and $13.0 million at December 31, 2002 and 2001, respectively.

The amount of the debt approximates the amount of the net investment in the Japanese entity. The Company designated the nonderivative debt instrument as a hedge of the net investment in the Japanese entity. Accordingly, no hedge ineffectiveness results from the transaction. The amount the Company realized in OCI for the years ended December 31, 2002 and 2001 offsetting the foreign currency translation loss on the investment was immaterial.

Fair value of financial instruments

Carrying amounts for certain of FDC’s financial instruments (cash and cash equivalents and short-term borrowings) approximate fair value due to their short maturities. These instruments are not in the following table, which provides the estimated fair values of other nonderivative financial instruments and derivative financial instruments.

	2002		2001
December 31,	Carrying Value	Fair Value	Carrying Value	Fair Value
(in millions)
Nonderivative financial instruments:
Long-term investment securities	$10,309.1	$10,309.1	$8,722.7	$8,722.7
Long-term debt	2,561.8	2,794.4	2,684.8	2,786.5

Derivative financial instruments:
Interest rate swaps related to commissions payable, net	$(466.6)	$(466.6)	$(135.5)	$(135.5)
Interest rate and foreign currency swaps related to fixed rate debt	37.9	37.9	(52.7)	(52.7)
Costless collars used to hedge investment in certain equity securities	53.6	53.6	39.6	39.6
Foreign currency options and forward contracts	(16.4)	(16.4)	(9.1)	(9.1)

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

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivative financial instruments

Accounting for Derivative Instruments and Hedging Activities

The Company utilizes certain derivative financial instruments to enhance its ability to manage risks that exist as part of ongoing business operations. The Company recognizes all derivatives on the Consolidated Balance Sheets at their fair value. The estimated fair value of the derivatives is based primarily on dealer quotations. The Company presently uses derivatives to mitigate cash flow risks with respect to forecasted transactions and changes in interest rates and fair value risk related to changes in foreign exchange and interest rates. On the date the derivative contract is entered into, the Company designates the derivative as a hedge of a forecasted transaction (cash flow hedge) or as a hedge of a change in fair value (fair value hedge). Changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge are recorded in OCI and reclassified into earnings in the same period or periods the hedged transaction affects earnings. Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge are generally recorded immediately in earnings along with the corresponding change in fair value of the hedged item. Although the Company did not have any derivative instruments that were not designated as a hedge at December 31, 2002 or 2001, if the Company had such instruments the changes in their fair value would be recorded immediately in earnings.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to forecasted transactions and linking the fair value hedge to the existing liability. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows or fair value of the hedged items. If it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, the Company will discontinue hedge accounting prospectively for such derivative.

Risk Management Objectives and Strategies

The Company is exposed to various financial and market risks, including those related to changes in interest rates, foreign currency rates and equity prices that exist as part of its ongoing business operations. The Company utilizes certain derivative financial instruments to enhance its ability to manage these risks. Derivative instruments are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company does not enter into contracts for speculative purposes.

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

Cash Flow Hedges

Interest Rate Derivatives

A portion of the Company’s payment services business involves the payment of commissions to selling agents that are computed based on short-term, primarily three-month, interest rates. These agreements expose the Company to variability in commission payments due to changes in interest rates. The Company has interest rate swap agreements, which serve to effectively convert the variable rate commissions paid to agents to fixed rate amounts while the Company receives payments principally based on three-month variable rates. The aggregate notional amount of these interest rate swap agreements was $6.0 billion and $4.8 billion at December 31, 2002 and 2001, respectively. The notional amount represents the portion of future agent commissions hedged by these interest rate swaps.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The critical terms of the interest rate swap and the hedged commission payment obligation are the same. Accordingly, no ineffectiveness arises relating to these cash flow hedges. Changes in the fair value of interest rate swaps designated as hedging instruments of the variability of cash flows associated with floating rate commission payment obligations, are reported in OCI. These amounts subsequently are reclassified into revenue in the same period in which the commissions are paid. As of December 31, 2002, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with interest rate risk is ten years. More than 97% of these interest rate swaps expire in seven years or less. During the year ending December 31, 2003, approximately $200 million of losses in OCI related to the interest rate swaps are expected to be reclassified into revenue. However, the loss recognized on the interest rate swaps is expected to be offset by lower commission expense charged against revenues.

Foreign Currency Derivatives

The Company’s cash flows are exposed to foreign currency risk from transactions denominated in foreign currencies, primarily the euro, British pound and the Australian dollar. The Company utilizes foreign currency options, forward exchange contracts and currency swaps, which qualify as cash flow hedges to mitigate some of this risk. These are intended to offset the effect of exchange rate fluctuations on forecasted sales and intercompany royalties for the next twelve months, and long-term debt that matures on March 11, 2004. Gains and losses on the derivatives are intended to offset losses and gains on the hedged transactions in an effort to reduce the earnings volatility resulting from fluctuating foreign currency exchange rates.

The Company did not have any foreign currency put options denominated in euros or British pounds (“pounds”) at December 31, 2002. The aggregate notional amount of the foreign currency put options at December 31, 2001 was 10.0 million euros and 12.0 million pounds. The aggregate notional amount of the euro foreign currency forward sale contracts was 138.2 million euros and 180.8 million euros at December 31, 2002 and 2001, respectively. The Company did not have any foreign currency forward sale contracts denominated in pounds at December 31, 2002. The aggregate notional amount of the pounds foreign currency forward sale contracts at December 31, 2001 was 12.0 million pounds. The aggregate notional amount of the foreign currency swaps was 10.0 million euros at December 31, 2002 and $158.4 million Australian dollars at December 31, 2002 and 2001. The notional amount represents the portion of forecasted foreign currency denominated revenues, intercompany royalties or long-term debt hedged by the option, forward and swap contracts.

Since the critical terms of the options, forward and swap contracts and the hedged transactions are the same, the amount of ineffectiveness relating to these cash flow hedges is immaterial. Changes in the fair value of the options and forward contracts designated as hedging instruments of the variability of cash flows associated with foreign currency risk are reported in OCI. These amounts subsequently are reclassified into revenue or expense in the same period in which the foreign currency transactions occur. As of December 31, 2002, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with foreign currency risk is one year for revenues and 15 months with respect to the long-term debt. During the year ending December 31, 2003, approximately $15.4 million of losses in OCI related to the options and forward contracts are expected to be reclassified into revenue.

Other Cash Flow Hedges

The Company holds investments in equity securities of certain publicly traded companies and has hedged the anticipated future cash flows related to certain of these investments through the use of costless collars (the sale of a call option on the investment shares, combined with the purchase of a put option on the same amount of shares). The fair value of the underlying shares subject to the collars was $62.6 million and $52.2 million as compared with the aggregate put value of $115.9 million and $97.9 million at December 31, 2002 and 2001, respectively. Based upon the Company’s intent to sell the underlying shares upon the maturities of the collars, the collars qualify, and have been designated, as cash flow hedges. Since the critical terms of the costless collars match the critical terms of the investment, any mark-to-market changes in the underlying shares are recorded as an adjustment to OCI and will subsequently be reclassified into earnings in the periods the costless collars settle.

As of December 31, 2002, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with certain equity securities is five years. The costless collars begin to settle at various dates beginning in 2004. Accordingly, no amounts are expected to be reclassified into income or expense during the year ended December 31, 2003.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The aggregate notional amount of these interest rate swaps was $1.2 billion at December 31, 2002 and 2001. The notional amount represents the amount of long-term debt subject to the interest rate swaps.

Accumulated Derivative Gains or Losses

The following table summarizes activity in other comprehensive income for the years ended December 31, 2002 and 2001, related to derivative instruments classified as cash flow hedges held by the Company:

	2002	2001
Accumulated loss included in other comprehensive income at January 1	$(69.1)	—
Cumulative effect of adopting SFAS 133 as of January 1, 2001	—	$(24.8)
Less: Reclassifications into earnings from other comprehensive income	119.6	46.3

	50.5	21.5
Changes in fair value of derivatives – loss	(332.1)	(90.6)

Accumulated loss included in other comprehensive income at December 31	$(281.6)	$(69.1)

Note 8:    Income Taxes

Year Ended December 31,	2002	2001	2000
(in millions)
Components of pre-tax income before cumulative effect of a change in accounting principle:
Domestic	$1,609.8	$1,181.4	$1,262.8
Foreign	60.3	30.0	45.5

	$1,670.1	$1,211.4	$1,308.3

Provision for income taxes before cumulative effect of a change in accounting principle:
Federal	$374.9	$281.6	$329.5
State and local	58.0	49.1	42.5
Foreign	(0.7)	6.1	6.7

	$432.2	$336.8	$378.7

The Company’s effective tax rates differ from statutory rates as follows (the tax rate differences are calculated by excluding the impact of restructuring, impairments, litigation and regulatory settlements, investment gains and losses and divestiture items, from pre-tax income. The impact of these items is separately disclosed):

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Year Ended December 31,	2002	2001	2000
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.2	2.4	2.4
Nondeductible amortization of intangible assets	—	2.0	1.9
Interest earned on municipal investments	(7.8)	(7.8)	(8.0)
Restructuring, impairments, litigation and regulatory settlement, investment gains and losses, divestitures net	(0.4)	(1.2)	0.4
Tax credits	(0.6)	(0.7)	(0.7)
Dividend exclusion	(0.6)	(0.6)	(0.9)
Other	(1.9)	(1.3)	(1.1)

Effective tax rate	25.9%	27.8%	29.0%

FDC’s income tax provisions consist of the following components:

Year Ended December 31,	2002	2001	2000
(in millions)
Current	$369.2	$307.6	$327.1
Deferred	63.0	29.2	51.6

	$432.2	$336.8	$378.7

Income tax payments of $105.0 million in 2002 are less than current expense primarily due to tax benefits associated with exercise of stock options recorded directly to equity for 2002 and an overpayment of 2001 tax applied to the 2002 tax liability. Income tax payments in 2001 of $270.7 million are less than current expense primarily due to tax benefits recorded directly to equity for the exercise of stock options in 2001. Income tax payments of $569.9 million in 2000 are greater than current expenses due to tax on the 1999 disposition of First Data Investor Services Group not due until first quarter of 2000.

Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the book and tax basis of the Company’s assets and liabilities. There was no valuation allowance in 2002 or 2001. Net deferred tax liabilities are included in “accounts payable and other liabilities” on the Consolidated Balance Sheets. The following table outlines the principal components of deferred tax items:

December 31,	2002	2001
(in millions)
Deferred tax assets related to:
Accrued expenses	$137.6	$181.4
Pension obligations	64.7	31.3
Employee related liabilities	37.7	51.7
Deferred revenues	8.9	5.0
Unrealized hedging and securities loss, net	35.6	40.8
Other	14.3	32.6

	298.8	342.8

Deferred tax liabilities related to:
Property, equipment and intangibles	(411.6)	(385.3)
Sale/exchange of equity interest in affiliates	(87.8)	(90.8)
Other	(51.1)	(54.3)

	(550.5)	(530.4)

Net deferred tax liabilities	$(251.7)	$(187.6)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9:    Borrowings

December 31,	2002	2001
(in millions)
Short-Term Borrowings:
Commercial paper	$349.9	$278.4
6 5/8% Notes due 2003	200.0	—
Capital lease obligations	21.5	1.5
Other short-term borrowings	1.3	137.4
Long-Term Debt:
Medium-term notes	347.9	347.5
6 3/4% Notes due 2005	199.5	199.4
6 5/8% Notes due 2003	—	199.9
5 5/8% Notes due 2011	644.7	644.1
4 7/10% Notes due 2006	647.1	646.3
4 7/8% Convertible notes due 2005	16.7	50.0
2% Senior convertible notes due 2008	536.0	534.8
Floating rate note	100.0	100.0
Capital lease obligations	16.4	0.2
Other long-term debt	15.6	15.3
Adjustments to carrying value for mark-to-market of interest rate and foreign currency swaps	37.9	(52.7)

	$3,134.5	$3,102.1

The Company’s commercial paper borrowings during the years ended December 31, 2002 and 2001 had weighted-average interest rates of 1.7% and 2.0%, respectively.

The Company has a $1.5 billion commercial paper program that is supported by a $1.1 billion revolving credit facility (“the facility”), which expires on November 3, 2005. As of December 31, 2002, the Company had $349.9 million of commercial paper borrowings outstanding under the program. Interest rates for borrowings under the facility are based on market rates. The facility contains customary covenants, which are not expected to significantly affect FDC’s operations. At December 31, 2002, the Company was in compliance with all of these covenants.

During 2002, the Company entered into capital lease agreements to finance the purchase of equipment and software. The terms of the capital leases range from two to three years and resulted in the Company recording an additional $18.6 million in short-term and $14.6 million in long-term borrowings at December 31, 2002. Payments on the lease obligations will be made from cash provided by operating activities.

In November 1999, the Company established a $300 million extendable commercial notes (“ECN”) program. As of December 31, 2002 and 2001, there were no outstanding notes under the ECN program.

In conjunction with the purchase of the remaining 50% ownership in CSI in December 2001, the Company issued a promissory note in the amount of $123.8 million that was paid in January 2002.

In addition, FDC has bank credit lines of $250 million. The interest rates for borrowings under the credit lines are based on market rates. As of December 31, 2002, there were no borrowings outstanding under these credit lines.

In November 2001, the Company issued $650 million of 4 7/10% senior notes due 2006 and $650 million of 5 5/8% senior notes due 2011 and received net proceeds of $646 million and $644 million, respectively. The proceeds from these offerings were used to repay outstanding commercial paper, fund acquisitions and repurchase common stock. Interest on the notes, which are public debt offerings, is payable semi-annually in arrears. The notes do not have sinking fund obligations. In conjunction with the November 2001 debt offerings, the Company entered into several five-year interest rate swaps to receive interest at a fixed rate of 4 7/10% and to pay interest at a variable rate equal to LIBOR plus 0.1738%. The Company expects the change in the fair value of the interest rate swaps to offset changes in the fair value of the fixed rate debt due to market interest rate changes. At December 31, 2002, the interest rate swap effectively increased the fair value

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of the $647.1 million 4 7/10% term notes by $30.1 million. At December 31, 2001, the interest rate swap effectively decreased the fair value of the $646.3 million 4 7/10% term notes by $25.5 million.

In the first quarter of 2001, the Company issued $542 million of 2% Senior Convertible Contingent Debt Securities due 2008 (“CODES”), and received net proceeds of approximately $535 million. The securities are contingently convertible into approximately 13.2 million shares, at $40.95 a share, once certain conditions are satisfied based upon the trading price of the Company’s common stock at a premium and/or the CODES. The CODES are redeemable at the option of the Company commencing March 1, 2004 and at the option of holders of the CODES on March 1, 2004 and 2006. Interest is payable semi-annually in arrears. The securities do not have sinking fund obligations.

The available shelf registration at December 31, 2000 was fully utilized in 2001. During 2001, the Company filed a $1.5 billion shelf registration facility providing for the issuance of debt and equity securities (of which $200 million remained available as of December 31, 2002).

During March 1999, the Company entered into a $100 million, five-year maturity debt financing (“Floating rate note”) with a floating interest rate based on LIBOR. Under certain circumstances the financing may be prepaid. The debt and interest are denominated in Australian and New Zealand dollars, respectively. Through a series of currency swap agreements the Company’s obligations have been effectively converted to U.S. dollar denomination. At December 31, 2002, the foreign currency swap decreased the fair value of the $100 million floating rate note by $0.5 million. At December 31, 2001, the foreign currency swap decreased the fair value of the $100 million floating rate note by $21.1 million.

The outstanding medium-term notes have interest rates ranging from 5.80% to 6.38% and are due at various dates through 2008. Interest on the 6 5/8% and 6 3/4% term notes, which are public debt offerings, is payable semi-annually in arrears. These notes do not have sinking fund obligations and they are not redeemable prior to maturity.

In 2001, the Company entered into two interest rate swaps to receive interest at the fixed rates of 6 5/8% and 6 3/4%, respectively, and to pay interest at variable rates equal to LIBOR plus 3.52% and 2.415%, respectively. The Company expects the changes in the fair value of the interest rate swaps to offset changes in the fair value of the fixed rate debt due to market interest rate changes. At December 31, 2002, the interest rate swaps effectively increased the fair value of the $200 million 6 5/8% term notes and $199.5 million 6 3/4% term notes by $0.1 million and $8.2 million, respectively. At December 31, 2001, the interest rate swaps effectively decreased the fair value of the $199.9 million 6 5/8% term notes and $199.4 million 6 3/4% term notes by $1.4 million and $4.7 million, respectively.

In December 1998, in conjunction with the execution of a card issuing services processing contract, the Company issued a seven-year $50 million convertible debenture at an interest rate of 4 7/8%. Subject to customary covenants and conditions,the note is not redeemable prior to maturity. In December 2002, $33.3 million of the note was converted into 1.83 million shares. The remaining $16.7 million note is convertible into approximately .91 million shares.

Aggregate annual maturities of long-term debt are $124.5 million in 2004, $222 million in 2005, $648 million in 2006, and $248.5 million in 2007 and $1,280.9 million in all periods thereafter.

Some of the Company’s borrowing agreements have certain restrictive covenants that may include limitations on the amount of subsidiary indebtedness, the allowance of liens, entering sale and leaseback transactions, the declaration of dividends by the Company’s subsidiaries, and certain fundamental changes by the Company. The Company would also be in default if the Company failed to pay certain obligations or failed to maintain an interest coverage ratio of not less than 2.5 to 1. The Company’s current interest coverage ratio is 15.4 to 1.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10:    Supplemental Balance Sheet Information

December 31,	2002	2001
(in millions)
Accounts receivable:
Customers	$1,181.4	$869.3
Unconsolidated merchant alliances	80.8	59.8
Interest and other receivables	201.3	176.5

	1,463.5	1,105.6
Less allowance for doubtful accounts	(66.5)	(54.6)

	$1,397.0	$1,051.0

Property and equipment:
Land	$38.9	$32.2
Buildings	259.4	203.3
Leasehold improvements	159.7	142.8
Equipment and furniture	1,651.7	1,463.4
Equipment under capital lease	38.9	5.4

	2,148.6	1,847.1
Less accumulated depreciation and amortization	(1,398.0)	(1,192.2)

	$750.6	$654.9

Other assets:
Investments	$167.9	$284.9
Regulatory and escrowed cash	258.2	213.1
Derivative financial instruments	140.0	65.6
Prepaid expenses	123.0	121.6
Inventory	75.3	79.3
Other	55.8	121.5

	$820.2	$886.0

Accounts payable and other liabilities:
Accounts payable and accrued expenses	$749.4	$583.8
Compensation and benefit liabilities	264.4	237.3
Pension obligations	172.7	67.3
Accrued costs of businesses acquired (including deferred acquisition consideration)	105.9	104.7
Income taxes payable	331.1	216.2
Deferred income taxes	251.7	187.6
Minority interest	203.3	198.4
Derivative financial instruments	531.5	223.3
Other liabilities	396.1	371.0

	$3,006.1	$2,189.6

Note 11:    Related Party Transactions

Merchant Alliances

A substantial portion of the Company’s business within the merchant services segment is conducted through merchant alliances. Certain merchant alliances, as it pertains to investments accounted for under the equity method, are joint ventures between the Company and financial institutions. No directors or officers of the Company have ownership interests in any of the alliances. The formation of these alliances generally involves each of the Company and the bank contributing contractual merchant relationships to the alliance and a cash payment from one owner to the other to achieve the desired ownership percentage for each. Concurrent with the negotiations surrounding this process, the Company and the bank negotiate a long-term processing services agreement. This agreement governs the Company’s provision of transaction processing services to the alliance. The Company, therefore, has two income streams from these alliances, its share of the alliance’s net income (classified as “equity earnings in affiliates”) and the processing fees it charges to the alliance (classified as

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

“transaction processing and service fees”). The processing fees are based on transaction volumes and unit pricing as contained in the processing services agreement negotiated with the alliance partner.

If the Company has majority ownership and management control over an alliance, the alliance’s financial statements are consolidated with those of the Company and the processing fee is treated as an intercompany transaction that is eliminated upon consolidation. If the Company does not have a controlling ownership interest in an alliance, it uses the equity method of accounting to account for its investment in the alliance. As a result, the Company’s consolidated revenues include processing fees charged to alliances accounted for under the equity method.

Based upon the fact that the Company negotiated all agreements with each alliance bank, all transactions between the Company and its alliances were conducted at arms length. However, SFAS No. 57, “Related Party Disclosures,” defines a transaction between a Company and an investee accounted for under the equity method to be a related party transaction requiring the separate disclosure in the financial statements provided by the Company.

Other Affiliates

The Company has an ownership interest in three international agents, which are accounted for under the equity method of accounting. The Company pays these agents, as it does its other agents, commissions for money transfer and other services they provide on Western Union’s behalf. These commissions are negotiated at arms length. Commissions paid to these agents for the years ended December 31, 2002 and 2001 totaled $58.2 million and $48.0 million, respectively.

Subsidiaries

The Company has intercompany transactions with less than wholly owned subsidiaries. The most significant of such transactions are between the Company and eONE and its subsidiaries. The Company provides eONE with services such as transaction processing, administrative, legal and accounting services. Such transactions are typically done at arm’s length, are subject to oversight by a committee of the Company’s Board of Directors, and are eliminated upon consolidation.

The Company also has limited transactions between its segments. These transactions are also eliminated upon consolidation.

Transactions and Balances Involving Directors and Company Executives

Mr. Robinson, a member of the Board of Directors, and members of his family control and have equity interests in RRE Investors, L.P.; RRE Ventures II, L.P.; RRE Partners LLC; RRE Advisors, LLC; RRE Ventures Fund II, L.P. and RRE Ventures III, L.P. Prior to authorizing the investments as described below, Mr. Robinson’s interests in the transactions were disclosed to the Board or the Executive Committee of the Board and the Board or Executive Committee unanimously approved the transactions. The Company or eONE made commitments of $3 million, $5 million, and $1 million in 1996, 1999, and 2001, respectively, to the above noted RRE partnerships. eONE is required to pay the RRE partnerships an annual management fee of between 2.0% and 2.5% of its capital commitment. Such fees totaled $0.2 million, $0.3 million and $0.1 million in 2002, 2001 and 2000, respectively.

In July 2001, the Company acquired all of the outstanding equity interests in Achex. RRE Ventures Fund II, L.P. and RRE Ventures II, L.P. held approximately 22% of the outstanding shares of preferred stock in Achex, Inc. at the time of the acquisition and received payment for its shares at the same per share rate paid to the other preferred shareholders. The total purchase price for the preferred shares held by RRE Ventures Fund II, L.P. and RRE Ventures II, L.P. were $0.8 million and $4.8 million, respectively. At December 31, 2002 and 2001 the carrying value of eONE’s investment in the RRE entities was $2.9 million and $5.7 million, respectively.

The Company, RRE Ventures II, L.P. and other third-party investors purchased equity securities issued by e-Duction Inc. In connection with that financing, certain existing equity security holders, including RRE Ventures II, L.P., received warrants to purchase e-Duction common stock.

On November 10, 2000, the Company loaned Mr. Fote, chairman and chief executive officer of the Company, $2.0 million for six months at 6.10% interest to allow Mr. Fote to exercise options to purchase and hold common stock of the Company that were expiring. The loan was approved by the Executive Committee of the Board of Directors. On May 10, 2001, with the approval of the Compensation and Benefits Committee of the Board of Directors, the loan was extended for an

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

additional six months at 6.01% interest. On November 8, 2001, Mr. Fote repaid the loan in full including $0.1 million of interest.

On February 1, 2001, eONE loaned Mr. Staglin, a director of the Company through March 6, 2002 and Chief Executive Officer of eONE, $16.9 million at 7.4% interest. Effective April 1, 2002, the interest rate on the note was amended to make it annually variable with an initial rate of 5.37%. The loan is secured by Mr. Staglin’s eONE stock and has 100% recourse as to interest and 50% recourse as to principal, and was made to allow Mr. Staglin to exercise his options to purchase Class B Common Limited Partnership Interests of eONE.

Note 12:    Commitments and Contingencies

The Company leases certain of its facilities and equipment under operating lease agreements, substantially all of which contain renewal options. Total rent expense for operating leases was $141.1 million in 2002, $131.0 million in 2001 and $117.6 million in 2000.

Future minimum aggregate rental commitments at December 31, 2002 under all noncancelable leases, net of sublease income, are as follows (in millions):

Year	Amount
2003	$90.3
2004	73.0
2005	56.6
2006	45.6
2007	34.0
Thereafter	84.2

Total future lease payments	$383.7

The sublease income is earned from leased space, which FDC concurrently subleases to its customers with comparable time periods. Certain future lease rental income exceeds lease payments, and was excluded from the rental commitment amounts above. At December 31, 2002, these amounts totaled $43.2 million in FDC obligations. The Company has guaranteed residual values aggregating $80.8 million related to synthetic operating leases.

In addition, the Company has certain guarantees imbedded in leases and other agreements wherein the Company is required to relieve the counterparty in the event of changes in the tax code or rates. The Company has not quantified the amount of such guarantees due to the impracticality of predicting the likelihood or extent of the potential changes.

In connection with FDC’s money transfer business, the Company entered into a minimum purchase agreement with one of its data processing vendors. Under this agreement, the Company is required to purchase at least $100 million in goods and services over a period of 66 months commencing January 1, 1998. At December 31, 2002, approximately $5.9 million in goods remained to be purchased under this agreement, which has been satisfied in 2003. The Company has since entered into a new agreement under which it is required to purchase at least $70 million in goods and services over a period of 66 months commencing January 1, 2003.

In 1998, five putative class actions based on similar factual allegations were filed in United States District Courts, a California state court and a Texas state court against, among others, the Company or its subsidiaries, including its Western Union Financial Services, Inc. subsidiary. The plaintiffs in these actions claimed that an undisclosed “commission” is charged by the Company or its subsidiaries when consumers transmit money to Mexico, in that the exchange rate used in these transactions is less favorable than the exchange rate that the Company or its subsidiaries receive when they trade dollars in the international money market. The plaintiffs asserted that the Company and its subsidiaries violated the law by failing to disclose this “commission” in advertising and in the transactions. Some of the plaintiffs also asserted that the Company or its subsidiaries have discriminated against persons who use their services to transmit money to Mexico, in that the difference between the wholesale exchange rate and the exchange rate used by Western Union in the Mexico transactions is greater than the difference between the wholesale and exchange rates used by the Company or its subsidiaries when transmitting funds to other countries. The plaintiffs sought, among other things, injunctive relief, imposition of a constructive trust, restitution, compensatory and statutory damages, statutory penalties and punitive damages.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The parties to some of these actions reached a settlement under which (i) the Company established a charitable fund for the advancement of Mexican and Mexican-American causes in the amount of $4 million, (ii) Western Union and Orlandi Valuta will issue coupons for discounts on future money transfer transactions to Mexico to their customers who transferred money from the U.S. to Mexico between January 1, 1987 and August 31, 1999, (iii) the Company will issue coupons for discounts on future Western Union transactions to customers who transferred money to Mexico from January 1, 1988 to December 10, 1996 using the MoneyGram service because MoneyGram was previously operated by a subsidiary of the Company, and (iv) the Company will pay reasonable attorneys’ fees and costs as well as the costs of settlement notice and administration. The Company is implementing the final settlement, which resolves all claims asserted against the Company in all five of the above actions.

On January 11, 2000, a subsequent putative class action that makes allegations similar to the allegations described above was filed in a California state court against the Company and its subsidiaries, Western Union Financial Services, Inc. and Orlandi Valuta. The putative class consists of those persons who have used Western Union’s or Orlandi Valuta’s services after August 31, 1999 to transmit money from California to Mexico, or who have used the Western Union or Orlandi Valuta money transfer services to transmit money from California to Mexico and have opted out of one of the nationwide settlements discussed above. The plaintiffs seek injunctive relief, imposition of a constructive trust, an accounting, restitution, compensatory and statutory damages alleged to be in excess of $500,000,000, statutory penalties in an amount of $1,000 for each offense, punitive damages, attorneys’ fees, prejudgment interest, and costs of suit. The parties to this action have reached a proposed settlement of all claims that includes the following: (1) Western Union and Orlandi Valuta will issue coupons for discounts on future money transfer transactions from California to Mexico to class members who transferred money from California to Mexico between January 1, 1987 and March 31, 2000; (2) the Company also will make a payment of $1.5 million to be distributed to charitable organizations that assist the Mexican and Mexican-American communities in the State of California; (3) injunctive relief requiring Western Union and Orlandi Valuta to make additional disclosures regarding their foreign exchange practices and to include a provision in new and renewed contracts with agents in Mexico prohibiting the imposition of an undisclosed charge on recipients of money transfers; and (4) reasonable attorneys’ fees, expenses and costs as well as the costs of settlement notice and administration. On October 7, 2002, the court issued an order preliminarily approving the proposed settlement and enjoining the prosecution of any action that asserts claims that would be resolved by the settlement. The court also has scheduled a fairness hearing for August 4, 2003. If the settlement is not approved, the Company intends to vigorously defend this action.

In 2001, two putative class actions based on similar factual allegations were filed in the United States District Court for the Eastern District of New York against the Company and its subsidiary, Western Union Financial Services, Inc. asserting claims on behalf of a putative worldwide class (excluding members of the settlement class certified in one of the above actions). These actions have been consolidated into a single action. The plaintiffs claim that the Company, Western Union and Orlandi Valuta impose an undisclosed “charge” when they transmit consumers’ money by wire either from the United States to international locations or from international locations to the United States, in that the exchange rate used in these transactions is less favorable than the exchange rate that Western Union and Orlandi Valuta receives when it trades currency in the international money market. Plaintiffs further assert that Western Union’s failure to disclose this “charge” in the transactions violates 18 U.S.C. section 1961 et seq. and state deceptive trade practices statutes, and also asserts claims for civil conspiracy. The plaintiffs seek injunctive relief, compensatory damages in an amount to be proven at trial, treble damages, punitive damages, attorneys’ fees, and costs of suit. The parties to this action reached a proposed settlement of all claims that includes the following: (1) Western Union (and, with respect to money transfer transactions from the U.S. other than California to Mexico, Orlandi Valuta) will issue coupons for discounts on future international money transfer transactions to customers who transferred money from the U.S. to certain countries other than Mexico between January 1, 1995 and approximately March 31, 2000 (for certain services, Western Union will issue coupons for transactions conducted as late as December 31, 2001), from anywhere in the U.S. other than California to Mexico between September 1, 1999 and March 31, 2000 (again, for certain services, Western Union will issue coupons for transactions conducted as late as December 31, 2001), from countries other than Canada to the U.S. between January 1, 1995 and March 31, 2000, and from Canada to the U.S. between January 1, 1995 and approximately July 31, 2002; (2) injunctive relief requiring Western Union and Orlandi Valuta to make additional disclosures regarding their foreign exchange practices; and (3) reasonable attorneys’ fees, expenses and costs as well as the costs of settlement notice and administration. The proposed settlement has been submitted to the Court for approval. If the settlement is not approved, the Company intends to vigorously defend this action.

During the three months ended June 30, 2002, the Company accrued $30.0 million as the estimated cost of settling the matters discussed in the preceding two paragraphs. The discounts on future money transfer transactions will be recognized as incurred.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the course of an examination of Western Union by the New York State Banking Department (the “Banking Department”), the Banking Department identified alleged deficiencies relating to the Federal Bank Secrecy Act, 30 USC §5311 et. seq. and its implementing regulations (the “BSA”), the Official Compilation of Codes, Rules and Regulations of the State of New York, title 3, Part 300.1(c) (“Part 300”), and the supervision of agents required under New York Banking Law Section 651-b and Part 406.3(g), as well as alleged failures to make certain filings under the BSA and Part 300 and to maintain a satisfactory compliance program. The alleged deficiencies were due in part to the limitations of a cumbersome legacy compliance system and in part to difficulties encountered in the ongoing migration from that legacy system to a more automated compliance system and the centralization of the compliance function in connection with the system change.

To resolve the matter without further action and without an admission of wrongdoing by Western Union, on December 18, 2002, Western Union and the Banking Department entered an agreement related to Western Union’s enhanced regulatory compliance program and requiring a monetary payment of $8.0 million to the Banking Department. As part of the agreement, Western Union submitted its enhanced compliance program to the Banking Department for approval. Western Union also has been working with the U.S. Department of the Treasury (the “Treasury Department”) regarding the Treasury Department’s determinations related to filings required under the BSA for transactions occurring throughout the United States. Without admitting or denying the Treasury Department’s determinations, on March 6, 2003, Western Union entered into a Consent to the Assessment of Civil Money Penalty and Undertakings with the Treasury Department (the “Consent Agreement”) to achieve a nationwide resolution of Western Union’s liability under the BSA arising out of the facts set forth in the Consent Agreement. Pursuant to the Consent Agreement, Western Union agreed to pay a monetary payment of $3.0 million to the Treasury Department and, by June 30, 2003, to (i) conduct additional testing of its systems by conducting further research to identify suspicious activity in 2002 reportable under the BSA and file additional reports as appropriate, (ii) file additional reports of certain currency transactions that occurred in 2002 that have been identified by Western Union, (iii) ensure that all of its money services business products will be subject to an effective system of review for reporting suspicious transactions under the BSA, and (iv) establish an enhanced nationwide due diligence policy to monitor its agents for BSA compliance. Western Union continues to coordinate with certain state regulators which may result in additional filings or monetary assessments.

The Office of Inspector General of the District of Columbia (the “OIG”) and the United States Attorney’s office for the District of Columbia are conducting a review of alleged overpayments to Medicaid recipients from 1993 to 1996. During that time period, First Health Services Corporation (“First Health”) acted as the fiscal intermediary for the program. The OIG has issued a report that alleges that First Health improperly allowed Medicaid payments to be made to ineligible recipients. In May 1997, the Company sold its interest in First Health to First Health Group Corp. and agreed to indemnify First Health Group Corp. for certain amounts. If the matter is not settled, any litigation may include a claim for treble damages. The Company is working with First Health in its attempts to resolve this dispute.

On April 15, 2002, VISA U.S.A. Inc. filed a complaint in the United States District Court for the Northern District of California, San Francisco Division, against the Company and its subsidiaries First Data Resources, Inc. and First Data Merchant Services Corporation (the VISA action). With Visa’s knowledge, these subsidiaries have been internally authorizing and settling certain VISA credit card transactions without the use of the VISA network for a number of years. VISA U.S.A. Inc. alleged that these actions constitute federal trademark infringement, federal trademark dilution, false designation of origin and false impression of association, breach of contract and breach of the covenant of good faith and fair dealing. VISA U.S.A. Inc. seeks a declaratory judgment, an injunction, damages in an amount to be proven at trial, costs of suit, and attorney fees. The Company intends to vigorously defend this action.

On November 5, 2002, the Company and two of its subsidiaries filed counterclaims in the Visa action. In the counterclaim, the Company alleges that VISA International and VISA U.S.A., Inc. (collectively “VISA”), have abused their market power to prevent the Company from internally processing VISA credit card transactions outside of the VISA network through private arrangements. The Company also alleges that VISA has barred the Company and its customers from using private arrangements to bypass the VISA network, required the Company’s customers to pay for VISA’s network services regardless of whether the customers use those services, uses its fee structure to raise the costs of rivals and potential rivals, imposes unreasonable conditions on rivals’ access to its network and deters and prevents its members from using more efficient providers of network services such as the Company. Based on this and other conduct, the counterclaim asserts claims of monopolization, attempt to monopolize, tying, unfair competition, violations of the Cartwright Act, defamation, trade libel, interference with prospective economic advantage, and breach of contract. The Company seeks trebled and punitive damages, attorneys’ fees and costs, restitution and disgorgement, and injunctive relief. The Company

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

believes that it has complied with all of its obligations to VISA and that the allegations in its counterclaim are well founded.

In the normal course of business, the Company is subject to claims and litigation, including indemnification obligations to purchasers of former subsidiaries. Management of the Company believes that such matters will not have a material adverse effect on the Company’s results of operations, liquidity or financial condition.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13:    Stockholders’ Equity

Dividends

FDC increased it’s dividend from $0.01 to $0.02 per share on a quarterly basis to stockholders during the second quarter of 2002. The Company’s Articles of Incorporation authorizes 10.0 million shares of preferred stock, none of which are issued.

Other Comprehensive Income

The income tax effects allocated to and the cumulative balance of each component of other comprehensive income are as follows (in millions):

	Beginning Balance	Pre-tax Amount	Tax (Benefit)/Expense	Net-of- Tax Amount	Ending Balance
December 31, 2002
Unrealized gains (losses) on securities	$19.3	$301.8	$105.7	$196.1	$215.4
Unrealized gains (losses) on hedging activities	(69.1)	(324.4)	(111.9)	(212.5)	(281.6)
Currency translation adjustment	(60.5)	52.2	18.2	34.0	(26.5)
Minimum pension liability	(33.0)	(108.8)	(36.9)	(71.9)	(104.9)

	$(143.3)	$(79.2)	$(24.9)	$(54.3)	$(197.6)

December 31, 2001
Unrealized gains (losses) on securities	$14.4	$5.5	$0.6	$4.9	$19.3
Unrealized gains (losses) on hedging activities	—	(104.9)*	(35.8)*	(69.1)	(69.1)
Currency translation adjustment	(33.3)	(41.9)	(14.7)	(27.2)	(60.5)
Minimum pension liability	—	(52.6)	(19.6)	(33.0)	(33.0)

	$(18.9)	$(193.9)	$(69.5)	$(124.4)	$(143.3)

December 31, 2000
Unrealized gains (losses) on securities	$(67.3)	$125.7	$44.0	$81.7	$14.4
Currency translation adjustment	(16.1)	(35.1)	(17.9)	(17.2)	(33.3)
Minimum pension liability	(4.3)	6.7	2.4	4.3	—

	$(87.7)	$97.3	$28.5	$68.8	$(18.9)

*	Includes cumulative effect of adopting SFAS 133 effective January 1, 2001 (pretax $38.1 million and tax benefit of $13.3 million).

Other Stockholders’ Equity Transactions

In March 2002, the Board of Directors declared a 2-for-1 stock split of the Company’s common stock to be effected in the form of a stock dividend. Shareholders of record on May 20, 2002 received one share of the Company’s common stock for each share owned. The distribution of the shares occurred after the close of business on June 4, 2002. All share amounts have been retroactively restated for all periods to reflect the impact of the stock split.

In December 2002, $33.3 million of the Company’s seven-year $50 million convertible debentures were converted into 1.83 million shares at an exercise price of $18.23 per share. The remaining $16.7 million note is convertible into approximately .91 million shares.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents stock repurchase programs authorized by the Board of Directors from 1999 through 2002, disclosing total shares purchased under each program and the associated cost:

	2002		2001		2000
	Shares (a)	Cost	Shares (a)	Cost	Shares (a)	Cost
	(in millions)
$750 million, authorized July 1999	—	—	—	—	12.1	$265.1
$1 billion, authorized May 2000	—	—	5.9	$163.5	36.2	836.5
$500 million, authorized December 2000	—	—	16.8	500.0	—	—
$700 million, authorized September 2001	14.1	$512.8	6.1	187.2	—	—
$500 million, authorized May 2002	1.1	38.3	—	—	—	—

	15.2	$551.1	28.8	$850.7	48.3	$1,101.6

(a)	Share amounts have been retroactively restated for all periods to reflect the impact of the stock split.

Additionally, the Company purchased $298.0 million, $467.8 million and $408.2 million of treasury stock in 2002, 2001 and 2000, respectively for issuance upon the exercise of stock options and share issuances under the Company’s employee stock purchase program.

In November 2000, the Company and iFormation Group completed the formation of eONE. Under the terms of the formation agreements, the Company has approximately a 75% interest in eONE. The Company contributed cash, operating assets, and Internet venture interests, and iFormation Group contributed cash of $135 million for approximately a 25% interest and a warrant to purchase 3.5 million shares of FDC common stock. In connection with the transaction, the Company recognized an after-tax gain of $36.5 million (pre-tax $58.2 million), which has been reflected in additional paid-in capital.

The Company has available an outstanding shelf registration facility providing for the issuance of approximately 10 million shares of the Company’s common stock in connection with certain types of acquisitions.

Common Stock Warrants

Upon the formation of eONE in 2000, the Company issued a warrant to iFormation Group to purchase 3.5 million shares of FDC common stock at a price of $40.03 per share. The warrant is exercisable after November 15, 2004 or upon the event of certain circumstances.

In 1996, the Company issued warrants to purchase up to 4.0 million shares of FDC common stock at a price of $35.00 per share. The warrants, which are generally exercisable from October 2001 through October 2003, were issued as part of contractual agreements with a customer and their calculated fair value was recorded as paid-in capital and is being expensed over the contract period.

In connection with a service agreement executed in 2002, the Company will issue a warrant to purchase 200,000 shares of FDC common stock at a price of $50.00 per share.

Note 14:    Stock Compensation Plans

FDC has a plan that provides for the granting of stock options to employees and other key individuals who perform services for the Company. A total of 217.3 million shares of common stock have been reserved for issuance under the plan and a total of 71.0 million shares remain available for future grant. The options have been issued at a price equivalent to or in excess of the common stock’s fair market value at the date of grant, generally have ten-year terms and become exercisable in three or four equal annual increments beginning 12 months after the date of grant.

In December 1997, the Company instituted a restricted stock award program for key technical systems and related employees. As of December 31, 2002, no shares remain outstanding under this program. The 1.5 million restricted shares originally granted had a two- or three-year restriction period from the date of grant, with the last grant date being December 2000.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In October 1996, the Company instituted an employee stock purchase plan for which a total of 18.0 million shares have been reserved for issuance, of which 6.6 million shares remain available for future purchase. Monies accumulated through payroll deductions elected by eligible employees are used to make quarterly purchases of FDC common stock at a 15% discount from the lower of the market price at the beginning or end of the quarter.

Stock options related to plans that were assumed in connection with the Company’s business combinations were converted to options to purchase shares of FDC common stock (at prices ranging from $2.25 to $9.89) and are exercisable at specified times not later than ten years from the date of grant.

eONE and its three subsidiaries, SurePay, govONE and Encorus, instituted long-term incentive plans that provide for the granting of partnership interests to employees and other key individuals. The options have been issued at a price equivalent to the fair market value of the interests at the date of grant, generally have ten-year terms and become exercisable over a three- or four-year vesting period. Following is a detail of partnership interests reserved for issuance under the respective plans and the interests that remain available for future grant (in millions of shares).

	Reserved for Issuance	Available for Future Grant
eONE	10.7	0.6
SurePay	9.0	5.7
govONE	11.0	0.6
Encorus	1.3	0.6

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

FDC:	2002	2001	2000
Risk-free interest rate	4.18%	4.39%	4.98%
Dividend yield	0.21%	0.12%	0.17%
Volatility	40.0%	37.2%	35.3%
Expected option life	5 years	5 years	5 years
Expected employee stock purchase right life (in years)	0.25	0.25	0.25

eONE, SurePay, govONE and Encorus:	2002	2001	2000
Risk-free interest rate	4.04%	4.39%	4.98%
Dividend yield	0.0%	0.0%	0.0%
eONE volatility	47.0%	55.0%	50.0%
SurePay volatility	120.0%	170.0%	103.0%
govONE volatility	43.0%	40.0%	35.3%
Encorus volatility	72.0%	N/A	N/A
Expected option life	5 years	5 years	5 years

Weighted-average fair value:	2002	2001	2000
FDC options granted	$17	$12	$9
FDC employee stock purchase rights	7	6	5
eONE options granted	2	2	2
SurePay options granted	—	1	1
govONE options granted	1	1	1
Encorus options granted	3	—	—

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s pro forma information, amortizing the fair value of the options over their vesting period and including the stock purchase rights, is as follows:

	2002	2001	2000
	(in millions, except per share amounts)
Reported net income	$1,237.9	$871.9	$929.6
SFAS 123 expense, net of tax	109.5	70.6	46.5

Pro forma net income	$1,128.4	$801.3	$883.1

Reported earnings per share - basic	$1.63	$1.12	$1.14
Reported earnings per share - diluted	1.61	1.10	1.12

Pro forma earnings per share - basic	$1.49	$1.03	$1.09
Pro forma earnings per share - diluted	1.46	1.01	1.07

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

A summary of FDC stock option activity is as follows (options in millions):

	2002		2001		2000
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at January 1	56.7	$22	55.1	$17	68.7	$16
Granted	16.2	41	19.2	31	6.3	24
Exercised	(11.1)	14	(13.5)	16	(14.8)	15
Canceled	(2.6)	30	(4.1)	23	(5.1)	18

Outstanding at December 31	59.2	28	56.7	22	55.1	17

Options exercisable at year-end	24.9	$21	23.1	$17	26.2	$15

The following summarizes information about FDC stock options outstanding at December 31, 2002 (options in millions):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$2.25 to $13.59	6.1	5 years	$13	6.0	$13
$13.80 to $18.53	7.3	4 years	17	5.4	17
$18.71 to $27.48	13.6	7 years	23	8.9	23
$28.07 to $41.21	31.2	9 years	36	4.6	33
$41.40 to $43.39	1.0	9 years	42	—	43

	59.2	7 years	$28	24.9	$21

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of eONE, SurePay, govONE and Encorus stock option activity is as follows (options in millions):

	2002		2002		2002		2002
	eONE		SurePay		govONE		Encorus
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Outstanding at January 1	12.1	$4	6.6	$1	7.6	$3	—	$—
Granted	0.4	4	—	—	4.7	3	0.7	$5
Exercised	—	—	—	—	—	—	—	—
Canceled	(2.4)	4	(3.3)	1	(1.9)	3	—	—

Outstanding at December 31	10.1	4	3.3	1	10.4	3	0.7	5

Options exercisable at year-end	4.9	$4	1.5	$1	3.1	$3	—	$—

	2001		2001		2001
	eONE		SurePay		govONE
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Outstanding at January 1	8.8	$4	5.8	$1	4.4	$3
Granted	3.5	4	3.5	1	3.7	3
Exercised	—	—	—	—	—	—
Canceled	(0.2)	4	(2.7)	1	(0.5)	3

Outstanding at December 31	12.1	4	6.6	1	7.6	3

Options exercisable at year-end	2.6	$4	1.2	$1	1.1	$3

At December 31, 2000, options granted and outstanding were 8.8 million, 5.8 million and 4.4 million with exercise prices of $4, $1 and $3 for eONE, SurePay and govONE, respectively.

The following summarizes information about eONE, SurePay, govONE and Encorus stock options outstanding at December 31, 2002 (options in millions):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
eONE $4.00	10.1	8 years	$4	4.9	$4
SurePay $1.00 to $1.30	3.3	8 years	1	1.5	1
govONE $2.50	10.4	9 years	3	3.1	3
Encorus $4.76	0.7	10 years	5	—	—

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In 2001, eONE loaned $20.1 million to three employees in connection with the exercise of options to purchase 5 million eONE partnership interests. The loans, which bear a 7.4% interest rate, are 50% recourse as to principal and 100% recourse as to interest and mature upon the earlier of the sale of any of the interests or ten years from the date of the related notes. Effective April 1, 2002, the interest rate on the notes was amended to make it annually variable with an initial rate of 5.37%.

Note 15:    Employee Benefit Plans

Defined Contribution Plans

FDC and certain of its subsidiaries maintain defined contribution savings plans covering virtually all of the Company’s full-time U.S. employees. The plans provide tax-deferred amounts for each participant, consisting of employee elective contributions, Company matching and discretionary Company contributions. In addition, the Company provides non-qualified deferred compensation plans for certain highly compensated employees. The plans provide tax-deferred contributions, matching and the restoration of Company contributions under the defined contribution plans otherwise limited by the IRS or plan limits. The aggregate amounts charged to expense in connection with these plans were $47.3 million in 2002, $42.4 million in 2001 and $41.9 million in 2000.

Defined Benefit Plans

The acquisition of Western Union in 1994 included the assumption of $304 million of underfunded obligations related to a suspended defined benefit pension plan. Benefit accruals under this plan were suspended in 1988. The Company reduced these underfunded obligations by contributing $35.0 million in cash to the Western Union Plan during 1997 and $199.0 million in 1995.

The Company has another defined benefit pension plan, which is frozen and covers certain full-time employees in the U.S., and a separate plan covering certain employees located in the United Kingdom. The cost of retirement benefits for eligible employees, measured by length of service, compensation and other factors, is being funded through trusts established under the plans in accordance with laws and regulations of the respective countries. Plan assets consist of cash, a variety of investments in equity securities (U.S. and foreign) and fixed income securities.

The following table provides a reconciliation of the changes in the plans’ benefit obligation and fair value of assets over the two-year period ending December 31, 2002 and a statement of the funded status as of December 31 for both years:

	December 31,
	2002	2001
	(in millions)
Change in benefit obligation
Benefit obligation at January 1,	$822.5	$844.4
Service costs	6.9	7.3
Interest costs	55.9	55.2
Actuarial (gain) loss	45.6	(25.4)
Termination benefits *	2.5	12.7
Benefits paid	(61.7)	(67.4)
Foreign currency translation	22.3	(5.0)
Other	0.9	0.7

Benefit obligation at December 31,	894.9	822.5
Change in plan assets
Fair value of plan assets at January 1,	733.0	879.8
Actual return on plan assets	(25.0)	(95.5)
Company contributions	10.7	20.4
Plan participant contributions	0.9	0.7
Benefits paid	(61.7)	(67.4)
Foreign currency translation	17.6	(5.0)

Fair value of plan assets at December 31,	675.5	733.0

Funded status of the plan	(219.4)	(89.5)
Unrecognized amounts, principally net (gain) loss	208.0	70.1

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total recognized	$(11.4)	$(19.4)

*	The First Data Europe restructuring activities resulted in an increase in the projected benefit obligation.

According to SFAS No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”), the pension obligation and changes in the value of plan assets to meet those obligations are not recognized as they occur but are recognized systematically over subsequent periods. These differences are treated as an unrecognized net gain/loss and not an immediate recognized amount. The calculation to determine the Company’s recognition of those period pension costs includes management’s long-term expected return on plan assets versus the current year’s actual return on plan assets.

The following table provides the amounts recognized in the statement of financial position:

	December 31,
	2002	2001
	(in millions)
Prepaid benefit	$—	$5.4
Intangible asset	—	1.1
Accrued benefit liability	(172.7)	(78.5)
Accumulated other comprehensive income	161.3	52.6

Net amount recognized	$(11.4)	$(19.4)

The accrued benefit liability is included in “accounts payable and other liabilities” on the Consolidated Balance Sheets.

As of December 31, 2002, the benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets, were $645.7 million and $495.7 million, respectively. As of December 31, 2002, the benefit obligation, and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets (related to the United Kingdom pension plan), were $249.2 million and $179.8 million, respectively. All plans were underfunded as of December 31, 2002.

The following table provides the components of net periodic benefit cost for the plans:

	Year ended December 31,
	2002	2001	2000
	(in millions)
Service costs	$6.9	$7.3	$8.6
Interest costs	55.9	55.2	55.0
Expected return on plan assets	(64.2)	(70.5)	(69.2)
Amortization	1.8	1.1	1.1

Net periodic benefit (income) expense	$0.4	$(6.9)	$(4.5)

The weighted-average rate assumptions used in the measurement of the Company’s benefit obligation are shown as follows:

	2002	2001	2000
Discount rate	6.32%	6.91%	6.79%
Expected return on plan assets	7.87%	8.49%	8.75%
Rate of compensation increase	3.75%	4.00%	4.00%

Note that assumptions made in the current year have a delayed effect on the amounts that are recorded in the Company’s financial statements. The rates set in the current year will determine what is recognized by the Company in the following year, meaning the 2002 rates noted in the table above will be the assumptions applied for 2003.

SFAS 87 requires the sponsor of a defined benefit pension plan to measure the plan’s obligations and annual expense using assumptions that reflect best estimates and are consistent to the extent that each assumption reflects expectations of future economic conditions. As the bulk of pension benefits will not be paid for many years, the computation of pension expenses and benefits is based on these assumptions about future interest rates, estimates of annual increases in

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

compensation levels, and expected rates of return on plan assets. In general, pension obligations are most sensitive to the discount rate assumption, and it is set based on the rate at which the pension benefits could be settled effectively.

Pension plan assets include 68,300 and 71,800 shares of FDC common stock as of December 31, 2002 and 2001 with fair market values of $2.4 million and $2.8 million, respectively.

The Company does not offer post-retirement health care or other insurance benefits for retired employees; however, the Company is required to continue such plans that were in effect when it acquired Western Union. Generally, retiring Western Union employees bear the entire cost of the premiums.

Note 16:    Segment Information

Operating segments are defined by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”), as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. FDC’s CODM is its Executive Committee, which consists of the Company’s Chairman and Chief Executive Officer, Executive Vice Presidents and certain other senior executives. The operating segments are reviewed separately because each operating segment represents a strategic business unit that generally offers different products and serves different markets.

FDC classifies its businesses into four segments: payment services, merchant services, card issuing services, and emerging payments. Payment services is a leading provider of money transfer and payment services to consumers and commercial entities, including money transfer, official check, money order, electronic payments and stored-value card services. Merchant services provides merchant credit and debit card transaction processing services, including authorization, transaction capture, settlement and Internet-based transaction processing. Merchant services also includes check verification, guarantee and check collection services and also provides processing services to debit card issuers and operates automated teller machine networks. Card issuing services provides a comprehensive line of processing and related services to financial institutions issuing credit and debit cards and to issuers of oil and private label credit cards. Emerging payments was established in the third quarter of 2000 and is comprised solely of eONE, a business focused on identifying, developing, commercializing and operating innovative emerging payment systems businesses. The “all other and corporate” category includes external providers of operator and customer support services and corporate operations.

The Company divested and discontinued two businesses in 2001, a collection business included in merchant services and an in-store branch banking business included in all other and corporate. Operations of the businesses were moved to the divested and discontinued businesses line. All periods were restated.

The business segment measurements provided to, and evaluated by, the Company’s CODM are computed in accordance with the following principles:

•	The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

•	Segment revenue includes interest income, equity earnings in affiliates and intersegment revenue.

•	A majority of corporate overhead is allocated to the segments based on a percentage of the segments’ revenues.

•	Segment operating profit includes interest income, minority interest and equity earnings in affiliates net of related amortization expense.

•	Segment operating profit excludes restructuring charges, asset impairment charges, significant litigation and regulatory settlements, interest expense, investment gains and losses, business divestiture gains and losses and income taxes since they are not allocated to the segments for internal evaluation purposes. While these items are identifiable to the business segments, they are not included in the measurement of segment operating profit provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation.

•	Revenues and operating profit of the payment services segment are stated on a pre-tax equivalent basis (i.e., as if investment earnings on nontaxable investments were fully taxable at FDC’s marginal tax rate).

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present the Company’s operating segment results for the years ended December 31, 2002, 2001 and 2000:

	Year Ended December 31, 2002
	Payment Services	Merchant Services	Card Issuing Services	Emerging Payments	All Other and Corporate	Totals
(in millions)
Revenues:
Transaction and processing service fees	$2,868.4	$1,904.3	$1,312.8	$72.5	$86.4	$6,244.4
Check verification and guarantee services	—	375.6	—	—	—	375.6
Investment income, net	299.2	13.3	—	—	—	312.5
Professional services	—	30.3	64.8	41.5	2.7	139.3
Software licensing and maintenance	—	5.9	25.5	31.5	—	62.9
Product sales and other	5.2	274.9	1.7	—	—	281.8
Reimbursable postage and other	5.9	12.5	521.4	—	—	539.8
Equity earnings in affiliates (a)	3.1	141.8	(1.5)	—	—	143.4
Interest income	—	0.7	0.6	1.7	2.0	5.0

Total segment reporting revenues	$3,181.8	$2,759.3	$1,925.3	$147.2	$91.1	$8,104.7

Internal revenue and pre-tax equivalency	254.1	31.6	31.6	—	2.8	320.1
External revenue	2,927.7	2,727.7	1,893.7	147.2	88.3	7,784.6
Depreciation and amortization	94.4	237.5	173.6	13.3	19.7	538.5
Operating profit	1,047.9	737.1	373.0	(16.6)	(72.6)	2,068.8
Restructuring, impairments, litigation and regulatory settlements, investment gains and losses, net	(40.9)	(5.5)	(16.1)	(20.0)	9.3	(73.2)
Segment assets	18,105.9	6,059.0	1,636.0	206.6	583.7	26,591.2
Expenditures for long-lived assets	249.3	486.9	217.9	59.6	24.0	1,037.7
Equity earnings in affiliates	2.5	117.6	(1.5)	—	—	118.6
Investment in unconsolidated affiliates	99.1	647.9	14.4	—	4.6	766.0

	Year Ended December 31, 2001
	Payment Services	Merchant Services	Card Issuing Services	Emerging Payments	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$2,459.8	$1,393.0	$1,386.4	$71.4	$89.1	$5,399.7
Check verification and guarantee services	—	342.1	—	—	—	342.1
Investment income, net	236.5	23.0	—	—	—	259.5
Professional services	—	6.5	55.8	6.2	2.7	71.2
Software licensing and maintenance	—	3.8	13.6	6.0	—	23.4
Product sales and other	4.9	263.2	39.7	—	—	307.8
Reimbursable postage and other	—	—	466.6	—	—	466.6
Equity earnings in affiliates (a)	4.5	222.7	0.4	—	(1.8)	225.8
Interest income	—	1.7	1.1	7.2	16.4	26.4

Total segment reporting revenues	$2,705.7	$2,256.0	$1,963.6	$90.8	$106.4	$7,122.5

Internal revenue and pre-tax equivalency	218.9	—	23.1	—	0.8	242.8
External revenue	2,486.8	2,256.0	1,940.5	90.8	105.6	6,879.7
Depreciation and amortization	128.3	283.0	199.7	5.5	18.9	635.4

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Operating profit	818.1	591.2	346.6	(11.8)	(40.8)	1,703.3
Restructuring, impairments, litigation and regulatory settlements, investment gains and losses, net	(19.4)	(25.0)	(0.3)	(23.7)	(151.3)	(219.7)
Segment assets	14,663.6	4,912.1	1,425.8	259.0	645.2	21,905.7
Expenditures for long-lived assets	140.9	719.2	348.5	66.0	45.8	1,320.4
Equity earnings in affiliates	1.8	183.5	0.4	—	(1.8)	183.9
Investment in unconsolidated affiliates	70.2	692.6	13.6	—	2.1	778.5
	Year Ended December 31, 2000
	Payment Services	Merchant Services	Card Issuing Services	Emerging Payments	All Other and Corporate	Totals
(in millions)
Revenues:
Transaction and processing service fees	$2,132.7	$1,064.6	$1,446.8	$70.3	$141.4	$4,855.8
Check verification and guarantee services	—	325.0	—	—	—	325.0
Investment income, net	177.7	22.1	—	—	—	199.8
Professional services	—	5.2	32.5	3.3	3.0	44.0
Software licensing and maintenance	—	—	—	—	—	—
Product sales and other	4.8	155.4	0.2	—	—	160.4
Reimbursable postage and other	—	—	440.5	—	—	440.5
Equity earnings in affiliates (a)	—	201.4	—	—	(0.8)	200.6
Interest income	—	2.2	0.9	1.3	15.5	19.9

Total segment reporting revenues	$2,315.2	$1,775.9	$1,920.9	$74.9	$159.1	$6,246.0

Internal revenue and pre-tax equivalency	161.1	—	3.3	—	—	164.4
External revenue	2,154.1	1,775.9	1,917.6	74.9	159.1	6,081.6
Depreciation and amortization	120.5	227.5	216.9	4.9	13.2	583.0
Operating profit	684.1	516.3	307.1	5.3	(15.2)	1,497.6
Restructuring, impairments, litigation and regulatory settlements, investment gains and losses, net	(14.8)	(33.6)	(71.9)	—	(7.5)	(127.8)
Segment assets	11,437.1	3,672.2	1,525.6	235.9	405.7	17,276.5
Expenditures for long-lived assets	76.7	122.4	112.9	20.5	10.6	343.1
Equity earnings in affiliates	(14.2)	150.1	—	—	(0.6)	135.3
Investment in unconsolidated affiliates	4.4	802.0	—	—	—	806.4

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows (in millions):

	2002	2001	2000
Revenues:
Total reported segments	$8,013.6	$7,016.1	$6,086.9
All other and corporate	91.1	106.4	159.1

Subtotal	8,104.7	7,122.5	6,246.0

Divested and discontinued businesses	—	24.1	61.0
Equity earnings in affiliates (a)	(143.4)	(225.8)	(200.6)
Interest income	(5.0)	(26.4)	(19.9)
Eliminations (b)	(320.1)	(242.8)	(164.4)

Consolidated	$7,636.2	$6,651.6	$5,922.1

Income before income taxes, minority interest, equity earnings in affiliates and cumulative effect of a change in accounting principle:
Total reported segments	$2,141.4	$1,744.1	$1,512.8
All other and corporate	(72.6)	(40.8)	(15.2)

Subtotal	2,068.8	1,703.3	1,497.6

Divested and discontinued businesses	—	(11.6)	(7.5)
Interest expense	(117.1)	(119.6)	(99.2)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Minority interest from segment operations(c)	107.9	39.1	24.5
Equity earnings in affiliates	(118.6)	(183.9)	(135.3)
Restructuring, net	(5.1)	(20.8)	(79.4)
Impairments	(27.8)	(14.7)	(2.8)
Litigation and regulatory settlements	(41.0)	—	(12.0)
Investment gains and (losses)	0.7	(184.2)	(33.6)
Divestitures, net	4.2	28.2	199.1
Eliminations (d)	(217.7)	(175.9)	(153.9)

Consolidated	$1,654.3	$1,059.9	$1,197.5

(a)	Excludes equity losses that were recorded in expense of $14.4 million for the year ended December 31, 2000 and excludes the amortization expense related to the excess of the investment balance over FDC’s proportionate share of the investee’s net book value for 2002, 2001 and 2000.
(b)	Represents elimination of adjustment to record payment services revenues on a pre-tax equivalent basis and elimination of intersegment revenue.
(c)	Excludes minority interest attributed to items excluded from segment operations, as noted above.
(d)	Primarily represents elimination of adjustment to record payment services profits on a pre-tax equivalent basis.

	2002	2001	2000
Assets:
Total reported segments	$26,007.5	$21,260.5	$16,870.8
All other and corporate	583.7	645.2	405.7
Divested and discontinued businesses	—	6.5	18.6

Consolidated	$26,591.2	$21,912.2	$17,295.1

Depreciation and amortization:
Total reported segments	$518.8	$616.5	$569.8
All other and corporate	19.7	18.9	13.2
Divested and discontinued businesses	—	3.0	5.8

Consolidated	$538.5	$638.4	$588.8

Expenditures for long-lived assets:
Total reported segments	$1,013.7	$1,274.6	$332.5
All other and corporate	24.0	45.8	10.6
Divested and discontinued businesses	—	—	2.2

Consolidated	$1,037.7	$1,320.4	$345.3

Information concerning principal geographic areas was as follows (in millions):

	United States	Rest of World	Total
Revenues
2002	$7,401.5	$234.7	$7,636.2
2001	6,381.1	270.5	6,651.6
2000	5,601.1	321.0	5,922.1
Long-Lived Assets
2002	$5,796.1	$304.0	$6,100.1
2001	5,052.8	272.6	5,325.4
2000	3,902.4	290.8	4,193.2

“Rest of World” represents businesses of significance, which have local currency as their functional currency.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17:    Quarterly Financial Results (Unaudited)

Restated summarized quarterly results for the two years ended December 31, 2002 are as follows (in millions, except per share amounts):

	2002 by Quarter:
	First (a)	Second (a)	Third	Fourth
Revenues	$1,740.3	$1,889.9	$1,947.5	$2,058.5
Expenses	1,374.8	1,467.4	1,461.3	1,571.2
Other income (expense), net	(34.8)	(19.3)	(27.6)	(25.5)

Income before income taxes, minority interest and equity earnings in affiliates	330.7	403.2	458.6	461.8
Income tax expense	89.9	106.2	123.5	112.6
Minority interest	(20.6)	(26.4)	(26.2)	(29.6)
Equity earnings in affiliates	24.1	28.0	33.6	32.9

Net income	$244.3	$298.6	$342.5	$352.5

Basic earnings per common share	$0.32	$0.39	$0.45	$0.47
Diluted earnings per common share	$0.31	$0.39	$0.45	$0.46

	2001 by Quarter:
	First (b)	Second (b)	Third (b)	Fourth
Revenues (c)	$1,556.7	$1,651.1	$1,702.4	$1,741.4
Expenses (c)	1,303.1	1,336.3	1,348.8	1,354.3
Other income (expense), net	(20.9)	(6.8)	(198.2)	(23.3)

Income before income taxes, minority interest, equity earnings in affiliates and cumulative effect of a change in accounting principle	232.7	308.0	155.4	363.8
Income tax expense	76.9	99.9	44.8	115.2
Minority interest	(7.2)	(12.1)	(4.4)	(8.7)
Equity earnings in affiliates	41.6	49.4	45.0	47.9

Income before cumulative effect of a change in accounting principle	190.2	245.4	151.2	287.8
Cumulative effect of a change in accounting principle, net of $1.6 million income tax benefit	(2.7)	—	—	—

Net income	$187.5	$245.4	$151.2	$287.8

Basic earnings per common share	$0.24	$0.31	$0.19	$0.38
Diluted earnings per common share	$0.23	$0.31	$0.19	$0.37

Beginning in the third quarter of 2002 the line items on the face of the Consolidated Statements of Income were expanded. Equity earnings in affiliates, net of related amortization expense, minority interest and a portion of interest income are now presented as separate line items. All periods have been reclassified to correspond to this new presentation.

(a)	In the third quarter of 2002, the Company acquired a majority interest in three merchant alliances, Huntington Merchant Services, Wachovia Merchant Services and Wells Fargo Merchant Services. Revenues and expenses have been

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

retroactively restated back to January 1, 2002 to reflect the merchant alliances, which were previously accounted for under the equity method of accounting, as consolidated subsidiaries.

(b)	In the fourth quarter of 2001, the Company acquired the remaining 50% ownership interest in CSI. Revenues and expenses were restated to the beginning of 2001 to reflect CSI, which was previously accounted for under the equity method of accounting, as a consolidated subsidiary for the full year.

(c)	In January 2002, First Data Corporation adopted EITF 01-14, which requires that reimbursements received for “out-of-pocket” expenses be characterized as revenue. As a result of the adoption, results for 2001 have been restated to increase revenues and expenses, primarily for telecommunication and postage costs. The adoption had no impact on net income.

Note 18:    Subsequent Events

On March 6, 2003 Western Union entered into a Consent to the Assessment of Civil Money Penalty and Undertakings with the United States Department of Treasury related to alleged deficiencies relating to the Federal Bank Secrecy Act. The Company agreed to make a monetary payment of $3.0 million to the Treasury Department and recorded this payment as a charge in the 2002 results of operations. See Note 12 for additional discussion.

On March 11, 2003 a customer of the card issuing business announced that it would no longer accept its private-label credit cards at its merchant businesses as a result of financial difficulties. Due to this customer’s severe liquidity issues, the Company believes there is substantial risk on its ability to collect contracted minimum payments. Accordingly, the Company has recorded a non-cash impairment charge of $16.5 million related to capitalized costs associated with this contract. This non-cash charge was recorded in the 2002 results of operations.

FIRST DATA CORPORATION

SCHEDULE II - Valuation and Qualifying Accounts

(dollars in millions)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
Year-ended December 31, 2002 deducted from receivables	$54.6	$62.8	$9.2	(a)	$60.1	(b)	$66.5
Year-ended December 31, 2001 deducted from receivables	34.4	44.9	17.5	(a)	42.2	(b)	54.6
Year-ended December 31, 2000 deducted from receivables	31.3	27.4	—		24.3	(b)	34.4

(a)	Primarily due to acquisitions.
(b)	Amounts related to business divestitures and write-offs against assets.