Form 10-Q
period 2003-03-31
FIRST DATA CORP
filed 2003-05-09
CIK 883980

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of each class	Number of Shares Outstanding at March 31, 2003

(Common stock, $.01 par value)	747,957,303

FIRST DATA CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share amounts)

(unaudited)

	Three months ended March 31,
	2003	2002
Revenues:
Transaction and processing service fees:
Payment services	$758.2	$630.2
Merchant services*	482.3	423.3
Check verification and guarantee services	92.4	84.6
Card issuing services	336.9	314.3
All other	36.5	40.3
Investment income, net	29.9	29.9
Professional services	26.3	20.0
Software licensing and maintenance	11.2	10.4
Product sales and other	68.8	71.8
Reimbursable postage and other	166.5	115.5

	2,009.0	1,740.3

Expenses:
Cost of services	1,034.5	904.2
Cost of products sold	44.4	46.4
Selling, general and administrative	338.9	299.8
Reimbursable postage and other	166.5	115.5
Other operating expenses:
Restructuring charges	—	8.9

	1,584.3	1,374.8

Operating profit	424.7	365.5

Other income (expense):
Interest income	1.3	1.6
Interest expense	(26.4)	(30.7)
Investment losses	(0.1)	(5.7)

	(25.2)	(34.8)

Income before income taxes, minority interest and equity earnings in affiliates	399.5	330.7

Income taxes	111.0	89.9
Minority interest	(24.9)	(20.6)
Equity earnings in affiliates	29.0	24.1

Net income	$292.6	$244.3

Earnings per share—basic	$0.39	$0.32
Earnings per share—diluted	$0.39	$0.31

Weighted-average shares outstanding:
Basic	750.2	762.7

Diluted	760.0	780.9

*	Includes processing fees, administrative service fees and other fees charged to merchant alliances accounted for under the equity method of $39.3 million and $45.9 million for the three months ended March 31, 2003 and 2002, respectively.

See notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions)

	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS
Cash and cash equivalents	$839.0	$819.4
Settlement assets	16,405.0	16,688.5
Accounts receivable, net of allowance for doubtful accounts of $69.0 (2003) and $66.5 (2002)	1,382.5	1,397.0
Property and equipment, net of accumulated depreciation of $1,446.8 (2003) and $1,398.0 (2002)	739.8	750.6
Goodwill	3,943.9	3,859.0
Other intangibles, net of accumulated amortization of $1,123.2 (2003) and $1,071.7 (2002)	1,545.7	1,490.5
Investment in affiliates	774.9	766.0
Other assets	819.0	820.2

Total Assets	$26,449.8	$26,591.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Settlement obligations	$16,014.6	$16,294.3
Accounts payable and other liabilities	3,021.5	3,006.1
Borrowings	3,146.6	3,134.5

Total Liabilities	22,182.7	22,434.9

Commitments and contingencies (see Note 7)

Stockholders’ Equity:
Common stock, $.01 par value; authorized 2,000.0 shares, issued 897.9 shares (2003 and 2002)	9.0	9.0
Additional paid-in capital	2,540.8	2,525.4

Paid-in capital	2,549.8	2,534.4
Retained earnings	5,600.1	5,362.6
Accumulated other comprehensive loss	(172.9)	(197.6)
Less treasury stock at cost, 150.0 shares (2003) and 145.1 shares (2002)	(3,709.9)	(3,543.1)

Total Stockholders’ Equity	4,267.1	4,156.3

Total Liabilities and Stockholders’ Equity	$26,449.8	$26,591.2

See notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Three Months Ended March 31,
	2003	2002
Cash and cash equivalents at beginning of period	$819.4	$704.4

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	292.6	244.3
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	143.4	125.6
Charges related to restructuring and investment losses	0.1	14.6
Other non-cash items, net	(3.0)	(3.0)
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable	43.4	23.8
Other assets	53.3	50.8
Accounts payable and other liabilities	(74.5)	(95.5)
Income tax accounts	54.2	87.2

Net cash provided by operating activities	509.5	447.8

CASH FLOWS FROM INVESTING ACTIVITIES
Current year acquisitions, net of cash acquired	(108.1)	(30.4)
Payments related to other businesses previously acquired	(7.3)	(140.3)
Additions to property and equipment, net	(47.7)	(68.6)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(90.3)	(41.6)
Other investing activities	(8.7)	128.3

Net cash used in investing activities	(262.1)	(152.6)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	—	(238.4)
Principal payments on long-term debt	(5.7)	(0.8)
Proceeds from issuance of common stock	51.3	120.2
Purchase of treasury shares	(258.4)	(222.3)
Cash dividends	(15.0)	(7.6)

Net cash used in financing activities	(227.8)	(348.9)

Change in cash and cash equivalents	19.6	(53.7)

Cash and cash equivalents at end of period	$839.0	$650.7

See notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Basis of Presentation

The accompanying Consolidated Financial Statements of First Data Corporation (“FDC” or the “Company”) should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Except for the adoption of Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) as described below under Revenue Recognition, significant accounting policies disclosed therein have not changed.

The accompanying Consolidated Financial Statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial position of the Company at March 31, 2003, and the consolidated results of its operations and cash flows for the three months ended March 31, 2003 and 2002. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

Consolidation

The accompanying Consolidated Financial Statements include the accounts of FDC and its majority–owned subsidiaries. All material intercompany accounts and transactions have been eliminated. Investments in unconsolidated affiliated companies are accounted for under the equity method and are included in “investment in affiliates” on the accompanying Consolidated Balance Sheets. The Company generally utilizes the equity method of accounting when it has an ownership interest of between 20% and 50% in an entity, provided the Company is able to exercise significant influence over the investee’s operations.

In circumstances where the Company has a greater than 50% ownership interest in a subsidiary, the Company generally consolidates that subsidiary’s financial statements. The exception to this would occur in a situation where the Company does not exercise control over the subsidiary as a result of other investors having rights over the management and operations of the subsidiary. When this is the case, the Company accounts for the subsidiary under the equity method. As of March 31, 2003, there was one greater-than-50%-owned affiliate whose financial statements were not consolidated. The Company’s ownership interest in the entity is 51%. As of December 31, 2002, there were no such subsidiaries.

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

In the third quarter of 2002, the Company acquired a controlling interest in each of three merchant alliances: Huntington Merchant Services, Wachovia Merchant Services and Wells Fargo Merchant Services. Revenues and expenses were retroactively restated back to January 1, 2002 to reflect the merchant alliances, which were previously accounted for under the equity method of accounting, as consolidated subsidiaries. The restatement had no impact on net income.

Certain amounts from prior year have been reclassified to conform to the current presentation.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Earnings Per Common Share

Earnings per common share amounts are computed by dividing net income by the weighted-average common and common equivalent shares (when dilutive) outstanding during the period. Amounts utilized in per share computations are as follows (in millions):

	Three months ended March 31,
	2003	2002
Weighted-average shares outstanding:
Basic weighted-average shares	750.2	762.7
Common stock equivalents	8.9	15.5
4 7/8% convertible note due 2005	0.9	2.7

Diluted weighted-average shares	760.0	780.9

Earnings add back related to convertible note	$0.1	$0.4

Diluted earnings per common share are calculated based on weighted-average shares outstanding, including the impact of shares issuable upon conversion of convertible debt and in-the-money common stock equivalents, which consist of outstanding stock options, warrants and restricted stock. The after-tax interest expense and issue cost amortization on convertible debt is added back to net income when the related common stock equivalents are included in computing diluted earnings per common share. The “if converted” method is utilized in calculating diluted earnings per common share only when conversion is not conditional upon the occurrence of certain events.

The diluted earnings per share calculation excludes stock options, warrants and convertible debt to purchase, or that are convertible into, 39.5 million common shares for the three month period ended March 31, 2003, and 27.5 million common shares for the three month period ended March 31, 2002, because the exercise or conversion price of these instruments was greater than the average market price of the common stock, and their inclusion would have been anti-dilutive.

In March 2002, the Company’s Board of Directors declared a 2-for-1 stock split of the Company’s common stock to be effected in the form of a stock dividend. Shareholders of record on May 20, 2002 received one share of the Company’s common stock for each share owned. The distribution of the shares occurred after the close of business on June 4, 2002. All 2002 share and per share amounts have been retroactively restated to reflect the impact of the stock split.

Stock Based Compensation

Statement of Financial Accounting Standards (“SFAS”) No. 123, as amended, “Accounting for Stock-Based Compensation” (“SFAS 123”), establishes accounting and reporting standards for stock based employee compensation plans. As permitted by the standards, FDC continues to account for such arrangements under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and its related interpretations. The Company has elected to follow APB 25 for its employee stock options, because as discussed below, the alternative fair value accounting under SFAS 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Pro forma net income, had compensation expense been recorded for the Company’s stock-based employee compensation plans, is as follows:

	Three-months ended March 31,
	2003	2002
	(in millions, except per share amounts)
Reported net income	$292.6	$244.3
SFAS 123 expense, net of tax	29.6	24.0

Pro forma net income	$263.0	$220.3

Reported earnings per share—basic	$0.39	$0.32
Reported earnings per share—diluted	0.39	0.31

Pro forma earnings per share—basic	$0.35	$0.29
Pro forma earnings per share—diluted	0.35	0.28

For a detailed description regarding the assumptions used to calculate the compensation expense noted above, refer to Note 14 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The Company has changed the weighted-average risk-free interest rate to 2.96% and the dividend yield to 0.22% used in the calculation for the three months ended March 31, 2003 from what was disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

Revenue Recognition

FDC recognizes revenues from its information processing services as such services are performed, recording revenues net of certain costs not controlled by the Company (primarily interchange fees and assessments charged by credit card associations of $840.1 million and $697.2 million for the three months ended March 31, 2003 and 2002, respectively).

FIN 45 clarifies and elaborates on the requirement for entities to recognize a liability and provide disclosures relating to the fair value of the obligation undertaken in a guarantee. The Company believes the initial recognition and initial measurement provisions of FIN 45 are applicable to the merchant acquiring and check guarantee businesses. With respect to check guarantees, the Company records a liability representing the fair value of the guarantee undertaken, which results in delayed recognition of revenue until the guarantee has been settled (the check clears or is presented to TeleCheck) or has expired. With respect to the merchant acquiring business, the Company is liable to the consumer in the event the merchant is unable to perform the services purchased and is also not able to credit the cardholder. The Company believes that, based on historical experience, ongoing credit risk assessments and the collateral held, the fair value of the guarantee would not be materially different than the credit loss reserves established upon transaction initiation. The adoption of FIN 45 decreased revenue and net income by $5.2 million and $3.3 million, respectively, for the three months ended March 31, 2003.

Note 2: Acquisitions

On March 24, 2003, the Company acquired TeleCash Kommunikations-Service GmbH (“TeleCash”) for approximately $120 million in cash and acquired $17.1 million in cash for a net cash outlay of approximately $103 million. TeleCash

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

is an electronic payment network operator that enables merchants to accept a variety of electronic payment types through a network of point-of-sale terminals. The preliminary purchase price allocation resulted in identifiable intangible assets of $30.7 million, which are being amortized over five to eight years, except for $6.0 million allocated to a tradename which is amortized over 25 years, and goodwill of $92.5 million.

Other acquisitions include the purchase of an interest in a joint venture related to the money transfer business that will be accounted for using the equity method of accounting and the purchase of a merchant portfolio.

The aggregate consideration paid, net of $17.1 million cash acquired, for acquisitions completed during the three months ended March 31, 2003 was $108.1 million. The aggregate preliminary purchase price allocation for these acquisitions resulted in $34.1 million in identifiable intangible assets, which are being amortized over five to ten years, except for a tradename of $6 million which is amortized over 25 years, and goodwill of $92.5 million.

Note 3: Restructuring, Impairments, Litigation and Regulatory Settlements, Investment Gains and Losses and Divestitures

	For the three-months ended March 31,
	2003	2002
	(in millions)
Restructuring charges	—	$8.9
Investment losses	$0.1	5.7

Total pretax charges	$0.1	$14.6

The Company recorded $8.9 million in restructuring charges for the three months ended March 31, 2002. These charges were comprised of employee severance costs totaling $8.4 million and $0.5 million related to lease termination losses. Severance charges resulted from the termination of 281 employees, representing all levels of employees and less than 1% of the Company’s workforce. The amount attributable to merchant services was $6.0 million. The charges related to streamlining the span of management control and elimination of job redundancies across many departments at most employee levels within the merchant acquiring business. The merchant services restructuring plans were completed in the second quarter of 2002. The amount attributable to emerging payments was $2.4 million, which related to a reduction in force and closure of a leased facility for the SurePay business to adjust its employee base to match the slower-than-expected participation in the business-to-business exchange marketplace. The emerging payments restructuring plans were completed in the first quarter of 2002. The amount attributable to card issuing was $0.3 million, related to consolidating the Tulsa data center operations and was completed in the first quarter of 2002. The amount attributable to all other and corporate was $0.2 million, related to the elimination of duplicative positions due to the integration of the Achex, Inc. (“Achex”) acquisition and was completed in the first quarter of 2002.

The Company recorded investment losses of $0.1 million attributable to the emerging payments segment for the three months ended March 31, 2003. During the three months ended March 31, 2002, the Company recorded investment losses of $5.7 million, of which $2.6 million was attributable to the card issuing segment and $3.1 million was attributable to the emerging payments segment. The charges related to the write-down of investments in e-commerce businesses. These investments were written-down to fair value based on quoted market prices for public companies and for privately held companies by considering market conditions, offering prices, trends of earnings/losses, price multiples, financial position, new financing or other measures.

The following table summarizes the Company’s utilization of restructuring accruals for the three months ended March 31, 2003 (in millions):

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Employee Severance	Facility Closure
Remaining accrual at December 31, 2002	$1.5	$4.4
Cash payments and other	(0.3)	(0.4)

Remaining accrual at March 31, 2003	$1.2	$4.0

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

At March 31, 2003, there were 14 affiliates accounted for under the equity method of accounting, comprised of six merchant alliances and eight strategic investments in companies in related markets, including Western Union agents. The 2002 amounts reflect the retroactive consolidations back to January 1, 2002, of the Huntington Merchant Services, Wachovia Merchant Services and Wells Fargo Merchant Services alliances based on the Company gaining a controlling interest in each of these alliances in the third quarter of 2002. The presentation below, therefore, excludes results and balances for these three entities for 2002.

A summary of financial information for the merchant alliances and other affiliates accounted for under the equity method of accounting is as follows:

	March 31, 2003	December 31, 2002
	(in millions)
Total assets	$4,566.1	$3,406.2
Total liabilities	3,470.0	2,326.2

	Three months ended March 31,
	2003	2002
	(in millions)
Net operating revenues	$327.0	$265.5
Operating expenses	244.2	189.1

Operating income	82.8	76.4

Net income	67.1	63.5

FDC share of net income	35.8	30.4
Amortization expense	6.8	6.3

FDC equity earnings	$29.0	$24.1

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The primary components of assets and liabilities are settlement-related accounts as described in Note 5 in the Company’s Annual Report on Form 10-K.

The formation of a merchant alliance generally involves each of the Company and a financial institution contributing merchant contracts to the alliance and a cash payment from one owner to the other to achieve the desired ownership percentage for each. The asset amounts reflected above are owned by the alliances and other equity method investees and do not include any of such payments made by the Company. The amount by which the total of the Company’s investments in its joint ventures exceeded its proportionate share of the joint ventures’ net assets totaled $541.5 million and $544.6 million at March 31, 2003 and December 31, 2002, respectively.

Note 5: Comprehensive Income

The components of comprehensive income are as follows (in millions):

	Three months ended March 31,
	2003	2002
Net income	$292.6	$244.3
Foreign exchange effect	9.6	(1.6)
Unrealized gain on hedging activities	0.6	53.0
Unrealized gain (loss) on securities(a)	14.5	(45.4)

Total comprehensive income	$317.3	$250.3

(a)	Net of reclassification adjustment for realized gains included in the “investment income, net” component of revenues and net income. The net income impact of the gains is $17.6 million and $10.3 million for the three months ended March 31, 2003 and 2002, respectively.

Note 6: Segment Information

For a detailed discussion of the Company’s principles regarding its operating segments as defined by SFAS No. 131 “Disclosures About Segments of an Enterprise and Related Information,” refer to Note 16 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

The following table presents the Company’s operating segment results for the three months ended March 31, 2003 and 2002:

	Three months ended March 31, 2003
	Payment Services	Merchant Services	Card Issuing Services	Emerging Payments	All Other and Corporate	Totals
	(in millions)
Revenues:
Transaction and processing service fees	$767.1	$482.6	$339.1	$19.6	$19.5	$1,627.9
Check verification and guarantee services	—	92.4	—	—	—	92.4
Investment income, net	83.2	2.3	—	—	—	85.5
Professional services	—	7.5	13.9	10.1	0.6	32.1
Software licensing and maintenance	—	1.3	3.3	6.6	—	11.2

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Product sales and other	1.1	70.2	—	—	—	71.3
Reimbursable postage and other	1.8	4.1	166.1	—	—	172.0
Equity earnings in affiliates (a)	(0.7)	36.9	0.5	—	—	36.7
Interest income	—	—	0.6	0.4	0.3	1.3

Total segment reporting revenues	$852.5	$697.3	$523.5	$36.7	$20.4	$2,130.4

Internal revenue and pretax equivalency	$64.4	$8.7	$7.7	—	$2.6	$83.4
External revenue	788.1	688.6	515.8	$36.7	17.8	2,047.0
Depreciation and amortization	29.0	61.6	45.6	2.8	4.4	143.4
Operating profit	280.7	154.4	75.7	(4.0)	(21.1)	485.7
Restructuring and investment losses	—	—	—	(0.1)	—	(0.1)

	Three months ended March 31, 2002
	Payment Services	Merchant Services	Card Issuing Services	Emerging Payments	All Other and Corporate	Totals
	(in millions)
Revenues:
Transaction and processing service fees	$639.5	$423.4	$316.5	$18.9	$21.7	$1,420.0
Check verification and guarantee services	—	84.6	—	—	—	84.6
Investment income, net	78.2	3.4	—	—	—	81.6
Professional services	—	6.3	16.5	1.5	0.5	24.8
Software licensing and maintenance	—	1.4	3.4	5.6	—	10.4
Product sales and other	1.2	70.7	—	—	—	71.9
Reimbursable postage and other	0.6	2.3	116.1	—	—	119.0
Equity earnings in affiliates(a)	(0.4)	31.1	(0.3)	—	—	30.4
Interest income	—	0.1	0.1	0.9	0.5	1.6

Total segment reporting revenues	$719.1	$623.3	$452.3	$26.9	$22.7	$1,844.3

Internal revenue and pretax equivalency	$61.4	$4.8	$5.8	—	—	$72.0
External revenue	657.7	618.5	446.5	$26.9	$22.7	1,772.3
Depreciation and amortization	20.3	57.1	40.2	3.1	4.9	125.6
Operating profit	230.3	143.3	84.5	(8.4)	(20.7)	429.0
Restructuring and investment losses	—	(6.0)	(2.8)	(5.6)	(0.2)	(14.6)

	Three months ended March 31,
	2003	2002
Revenues:
Total reported segments	$2,110.0	$1,821.6
All other and corporate	20.4	22.7

Subtotal	2,130.4	1,844.3

Adjustments for items included in segment operations:(b)
Equity earnings in affiliates(a)	(36.7)	(30.4)
Interest income	(1.3)	(1.6)
Eliminations(c)	(83.4)	(72.0)

Consolidated	$2,009.0	$1,740.3

Income before income taxes, minority interest and equity earnings in affiliates:

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Total reported segments	$506.8	$449.7
All other and corporate	(21.1)	(20.7)

Subtotal	485.7	429.0

Adjustments for items included in segment operating profit:(d)
Equity earnings in affiliates	(29.0)	(24.1)
Minority interest from segment operations(e)	24.9	22.3
Eliminations(f)	(55.6)	(51.2)
Interest expense	(26.4)	(30.7)
Restructuring, net	—	(8.9)
Investment losses	(0.1)	(5.7)

Consolidated	$399.5	$330.7

(a)	Excludes equity losses that were recorded in expense of $0.9 million for the three months ended March 31, 2003 and excludes the amortization related to the excess of the investment balance over FDC’s proportionate share of the investee’s net book value for 2003 and 2002.
(b)	Adjustments for items included in segment operations represent items that are included in segment revenues but are excluded from total revenues on the Consolidated Statements of Income.
(c)	Represents elimination of adjustment to record payment services revenues on a pretax equivalent basis and elimination of intersegment revenue.
(d)	Adjustments for items included in segment operating profit represent items that are included in segment operating profit but are excluded from “Income before income taxes, minority interest and equity earnings in affiliates” on the Consolidated Statements of Income.
(e)	Excludes minority interest attributable to items excluded from segment operations, as noted above.
(f)	Primarily represents elimination of adjustment to record payment services profits on a pretax equivalent basis.

	March 31, 2003	December 31, 2002
Assets (in millions):
Payment services	$17,619.8	$18,105.9
Merchant services	6,377.9	6,059.0
Card issuing services	1,647.3	1,636.0
Emerging payments	197.6	206.6
All other and corporate	607.2	583.7

Consolidated	$26,449.8	$26,591.2

Note 7: Commitments and Contingencies

On January 11, 2000, a putative class action was filed in a California state court against the Company and its subsidiaries, Western Union Financial Services, Inc. and Orlandi Valuta. The plaintiffs claimed that an undisclosed “commission” is charged by the Company or its subsidiaries when consumers transmit money to Mexico, in that the exchange rate used in these transactions is less favorable than the exchange rate that the Company or its subsidiaries receive when they trade dollars in the international money market. The plaintiffs asserted that the Company and its subsidiaries violated the law by failing to disclose this “commission” in advertising and in the transactions. The putative class consists of those persons who have used Western Union’s or

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Orlandi Valuta’s services after August 31, 1999 to transmit money from California to Mexico, or who have used the Western Union or Orlandi Valuta money transfer services to transmit money from California to Mexico and have opted out of one of the nationwide settlements of similar actions previously filed against the Company and its subsidiaries. The plaintiffs seek injunctive relief, imposition of a constructive trust, an accounting, restitution, compensatory and statutory damages alleged to be in excess of $500,000,000, statutory penalties in an amount of $1,000 for each offense, punitive damages, attorneys’ fees, prejudgment interest, and costs of suit. The parties to this action have reached a proposed settlement of all claims that includes the following: (1) Western Union and Orlandi Valuta will issue coupons for discounts on future money transfer transactions from California to Mexico to class members who transferred money from California to Mexico between January 1, 1987 and March 31, 2000; (2) the Company also will make a payment of $1.5 million to be distributed to charitable organizations that assist the Mexican and Mexican-American communities in the State of California; (3) injunctive relief requiring Western Union and Orlandi Valuta to make additional disclosures regarding their foreign exchange practices and to include a provision in new and renewed contracts with agents in Mexico prohibiting the imposition of an undisclosed charge on recipients of money transfers; and (4) reasonable attorneys’ fees, expenses and costs as well as the costs of settlement notice and administration. On October 7, 2002, the court issued an order preliminarily approving the proposed settlement and enjoining the prosecution of any action that asserts claims that would be resolved by the settlement. The court also has scheduled a fairness hearing for August 4, 2003. If the settlement is not approved, the Company intends to vigorously defend this action.

In 2001, two putative class actions based on similar factual allegations were filed in the United States District Court for the Eastern District of New York against the Company and its subsidiary, Western Union Financial Services, Inc. asserting claims on behalf of a putative worldwide class (excluding members of the settlement class of similar actions previously filed against the Company and its subsidiaries). These actions have been consolidated into a single action. The plaintiffs claim that the Company, Western Union and Orlandi Valuta impose an undisclosed “charge” when they transmit consumers’ money by wire either from the United States to international locations or from international locations to the United States, in that the exchange rate used in these transactions is less favorable than the exchange rate that Western Union and Orlandi Valuta receives when it trades currency in the international money market. Plaintiffs further assert that Western Union’s failure to disclose this “charge” in the transactions violates 18 U.S.C. section 1961 et seq. and state deceptive trade practices statutes, and also asserts claims for civil conspiracy. The plaintiffs seek injunctive relief, compensatory damages in an amount to be proven at trial, treble damages, punitive damages, attorneys’ fees, and costs of suit. The parties to this action reached a proposed settlement of all claims that includes the following: (1) Western Union (and, with respect to money transfer transactions from the U.S. other than California to Mexico, Orlandi Valuta) will issue coupons for discounts on future international money transfer transactions to customers who transferred money from the U.S. to certain countries other than Mexico between January 1, 1995 and approximately March 31, 2000 (for certain services, Western Union will issue coupons for transactions conducted as late as December 31, 2001), from anywhere in the U.S. other than California to Mexico between September 1, 1999 and March 31, 2000 (again, for certain services, Western Union will issue coupons for transactions conducted as late as December 31, 2001), from countries other than Canada to the U.S. between January 1, 1995 and March 31, 2000, and from Canada to the U.S. between January 1, 1995 and approximately July 31, 2002; (2) injunctive relief requiring Western Union and Orlandi Valuta to make additional disclosures regarding their foreign exchange practices; and (3) reasonable attorneys’ fees, expenses and costs as well as the costs of settlement notice and administration. The Court has granted conditional preliminary approval of the proposed settlement, granted conditional approval of the proposed form and manner of class notice, and scheduled a Fairness Hearing for April 9, 2004. If the settlement is not approved, the Company intends to vigorously defend this action.

During the three months ended June 30, 2002, the Company accrued $30.0 million as the estimated cost of

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

settling the matters discussed in the preceding two paragraphs. The discounts on future money transfer transactions will be recognized as incurred.

In April 2003, the Office of Inspector General of the District of Columbia (the “OIG”) and the United States Attorney’s office for the District of Columbia concluded a review of alleged overpayments to Medicaid recipients from 1993 to 1996. During that time period, First Health Services Corporation (“First Health”) acted as the fiscal intermediary for the program. The OIG had alleged that First Health improperly allowed Medicaid payments to be made to ineligible recipients. In May 1997, the Company sold its interest in First Health to First Health Group Corp. and agreed to indemnify First Health Group Corp. for certain amounts. On or about April 23, 2003, the Company agreed to pay approximately $7.5 million to resolve the issues involved in the investigation and receive a release from any further liability in the matter. In prior years, the Company had accrued for the estimated loss for this matter in an amount approximating the settlement amount.

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

FIRST DATA CORPORATION

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Business Overview

First Data Corporation (“FDC” or “the Company”) operates in four business segments: payment services, merchant services, card issuing services and emerging payments. The Company continues to focus on enhancing these core business areas. Among the actions the Company believes are necessary to continue its leadership position is a focused effort to expand internationally, develop new products and services and enhance its processing platforms in response to Company growth, client requirements, changing technology and expanding e-commerce initiatives.

For a detailed discussion regarding the Company’s segments, the businesses within each segment, the business strategies of the Company and each segment, business trends affecting the Company and certain risks inherent in the Company’s business, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Business Developments

In April 2003, the Company signed a definitive agreement to merge with Concord EFS, Inc. (“Concord”) in an all-stock transaction valued at approximately $7 billion at the date of the first public announcement. The Company will exchange 0.40 FDC common shares for every Concord common share. To complete the transaction, FDC will issue approximately 200 million common shares to Concord shareholders. Upon completion of the transaction based on the current shares outstanding, Concord shareholders will own approximately 21% of the outstanding shares of FDC. The exchange of shares in the merger is expected to qualify as a tax-free reorganization, allowing Concord shareholders to defer any gain on their shares for U.S. income tax purposes. The transaction is subject to approval by the stockholders of each company, regulatory approval and other customary closing conditions, and is expected to close in the third or fourth quarter of 2003. The Company has selected Scott Betts, Executive Vice President of FDC, to lead the FDC integration effort.

On April 29 and May 1, 2003, it was reported that MasterCard and VISA, respectively, entered into agreements to settle class action litigation brought on behalf of merchants that accept their cards, led by Wal-Mart Stores Inc. and Sears, Roebuck & Co. According to press reports, the proposed settlements include monetary damages as well as agreements relating to the operating rules and competitive practices of the MasterCard and VISA networks. Currently, given the limited information available regarding the proposed settlements and the complex competitive environment, the Company cannot assess the potential impact of these settlements on competing debit networks, including the NYCE debit network, majority owned by the Company, and the Star debit network, owned by Concord with which the Company announced on April 2, 2003 an agreement to merge.

Payment Services

During the quarter, the following significant developments occurred within the payment services segment: Western Union entered into a global agreement with American Express Travel Related Services Company, Inc., pursuant to which American Express offices will offer Western Union money transfer services throughout their network in over 20 countries, which is expected to add approximately 200 Western Union locations; Western Union completed the rollout of the Australia Post, adding approximately 3,000 locations; and Western Union signed renewal agreements with Delhaize America and The Kroger Co., which are expected to add approximately 1,500 Western Union locations. Western Union now has more than 17,000 agent locations in China and India.

The money transfer and payment instrument businesses are subject to extensive regulation in the U.S. and abroad. Western Union reached an agreement with the U.S. Department of the Treasury (the “Treasury Department”) regarding the Treasury Department’s determinations related to filings required under the Bank Secrecy Act (“BSA”)

FIRST DATA CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

for transactions occurring throughout the United States. Without admitting or denying the Treasury Department’s determinations, on March 6, 2003, Western Union entered into a Consent to the Assessment of Civil Money Penalty and Undertakings with the Treasury Department (the “Consent Agreement”) to achieve a nationwide resolution of Western Union’s liability under the BSA arising out of the facts set forth in the Consent Agreement. Pursuant to the Consent Agreement, Western Union agreed to a monetary payment of $3.0 million to the Treasury Department and, by June 30, 2003, to (i) conduct additional testing of its systems by conducting further research to identify suspicious activity in 2002 reportable under the BSA and file additional reports as appropriate, (ii) file additional reports of certain 2002 currency transactions that have been identified by Western Union, (iii) ensure that all of its money services business products will be subject to an effective system of review for reporting suspicious transactions under the BSA, and (iv) establish an enhanced nationwide due diligence policy to monitor its agents for BSA compliance. Western Union continues to coordinate with certain state regulators which may result in additional filings or monetary assessments. The monetary payment of $3.0 million was recorded as a regulatory settlement charge in the 2002 results of operations.

Western Union’s money transfer business to, from or within a country may be affected by a number of political and economic factors. From time to time, transactions within or between countries may be limited or prohibited by law. Additionally, economic or political instability may make money transfers to, from or within a particular country impracticable, as when banks are closed, devaluation of the currency makes it difficult to manage exchange rates, or civil unrest makes access to or from Western Union agent locations unsafe. Immigration patterns, new regulations, changing economic conditions, the geo-political environment, competition and other factors can impact both transactions and revenues. Events such as these that occurred in the first quarter included Western Union suspending its business in Venezuela for approximately two months due to new regulations imposed by the Venezuelan government. As of March 31, 2003, the largest agent in Venezuela began accepting inbound money transfers. The impact of the closure had approximately a 1% effect on Western Union’s international revenue and transaction growth for the first quarter 2003. The war in Iraq had a very minimal impact on Western Union’s international transactions and revenues during the first quarter 2003.

Merchant Services

Within merchant services, the Company continues its commitments to its merchant alliance strategy, growing the international business and expanding into adjacent markets.

The Company continued its growth in the international merchant business with the March 24, 2003 acquisition of TeleCash Kommunikations-Service GmbH (“TeleCash”). TeleCash is an electronic payment network operator, which will allow the Company to expand its commitment to meet the payment processing needs of banks and merchants across Europe. The acquisition had no impact on the results of operations during the quarter.

As with payment services, the war in Iraq has not materially affected merchant services financial results.

Card Issuing Services

The Company continues to focus on obtaining scale and leverage in the card issuing business by making the best use of its existing capacity. The four key initiatives in the segment are as follows: convert the nearly 90 million accounts, mostly retail, in the pipeline; leverage the cash flows of the business; maximize utilization of system capacity; and as in both payment and merchant services, focus on growing internationally.

The Company had a slight decline in its card accounts on file from December 31, 2002. This decline from year-end primarily related to account purges (including certain accounts of the customer noted below), mostly offset by internal growth and certain conversions. As of March 31, 2003, the Company had a total of 324.2 million accounts on file. Of

FIRST DATA CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

this total, 297.0 million were domestic and 27.2 million were international. As previously noted, the Company has a pipeline of nearly 90 million accounts, which are primarily retail accounts. On average, during the first quarter 2003, retail accounts generated approximately 34% of the revenue of a bankcard account depending upon the number of services outsourced to the Company. Approximately 37 million retail accounts will be converted in 2003, with the majority being converted in the second half of the year. In connection with a customer’s acquisition of a portfolio, the customer decided to take approximately 19 million bankcard accounts to its in-house systems and convert approximately the same number of retail accounts onto the Company’s card system in 2003.

In March 2003, Bank One Corp. notified the Company that it does not intend to renew its contract for processing services, which is scheduled to expire in June 2004. Additionally, in 2002, Bank One Corp. notified the Company that it will move its print/mail and plastics business in-house by mid 2004. Although there will be a reduction of revenue of approximately 12% for the segment, the Company will restructure certain activities to adjust its cost structure and does not expect the loss of the Bank One business to have a material effect on the segment’s profit.

In March 2003, a customer of the card issuing business announced its private-label credit cards were no longer being accepted at its related merchant businesses, resulting in an additional 8 million accounts on file reduction by the end of 2004. The customer’s related retail business subsequently filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As a result of these developments, the Company recorded a non-cash impairment charge of $16.5 million related to capitalized contract costs, as there is substantial risk on the Company’s ability to collect contractual minimum payments. This non-cash charge was recorded in the 2002 results of operations.

Based on the above accounts on file changes and internal growth from the existing card account base, which takes into account the continuing subprime market trends, the Company expects to have approximately 340 million accounts on file by year-end 2004.

In the first quarter 2003, card issuing services installed certain upgrades and enhancements in connection with its redesign of the North American Card System. The multi-year project is now substantially complete. Ongoing client specific system development is scheduled for 2003, supporting growth in cardholder account conversions. Any unexpected delay in contracted client specific system development could postpone certain conversions scheduled for 2003 and affect the segment’s revenue.

Acquisitions

During the first quarter 2003, the Company completed one strategic acquisition in the merchant services segment, the March 24, 2003 acquisition of TeleCash, described above.

In the third quarter of 2002, the Company acquired a controlling interest in three existing merchant alliances. In July 2002, the Company acquired substantially all of the bank’s 50% ownership interest in Huntington Merchant Services. In August 2002, the Company acquired the bank’s 50% ownership interest in Wachovia Merchant Services. In September 2002, the Company obtained an increased ownership interest in its alliance with Wells Fargo Bank by contributing merchants from its Unified Merchant Services portfolio. Additionally, the Wells Fargo alliance was restructured to give the Company management control over the business. In the third quarter of 2002, revenues and expenses were retroactively restated to January 1, 2002, to reflect these three alliances as consolidated subsidiaries. These alliances were previously accounted for under the equity method of accounting. The following summarizes the 2002 first quarter impact of retroactively consolidating the results of these alliances back to January 1, 2002:

FIRST DATA CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

	Consolidated Results
	Three months ended March 31, 2002 as previously reported	Consolidating entries	Three months ended March 31, 2002 consolidated
	(in millions)
Revenue	$1,676.6	$63.7	$1,740.3
Operating profit	328.1	37.4	365.5
Income before income taxes, minority interest and equity earnings in affiliates	293.3	37.4	330.7
Minority interest	(1.9)	(18.7)	(20.6)
Equity earnings in affiliates	42.8	(18.7)	24.1
Net income	244.3	—	244.3

Results of Operations

The following discussion for both results of operations and segment results refers to the three-month period ended March 31, 2003 versus the same period in 2002. Consolidated results should be read in conjunction with segment results, which provide more detailed discussions around certain Consolidated Statements of Income components.

For a detailed discussion of the Company’s components of revenue and expenses, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

2003 Compared with 2002

			Change
	2003	2002	Amount	Percentage
	(in millions)
Revenues:
Transaction and processing service fees	$1,706.3	$1,492.7	$213.6	14%
Investment income, net	29.9	29.9	—	—
Professional services	26.3	20.0	6.3	32%
Software licensing and maintenance	11.2	10.4	0.8	8%
Product sales and other	68.8	71.8	(3.0)	(4)%
Reimbursable postage and other	166.5	115.5	51.0	44%

	$2,009.0	$1,740.3	$268.7	15%

Expenses:
Cost of services	$1,034.5	$904.2	$130.3	14%
Cost of products sold	44.4	46.4	(2.0)	(4)%
Selling, general and administrative	338.9	299.8	39.1	13%
Reimbursable postage and other	166.5	115.5	51.0	44%

The increase in transaction and processing service fees is primarily attributable to: growth in Western Union’s consumer-to-consumer money transfer transactions of 23% and consumer-to-business transactions of 11%; and merchant services’ North America merchant dollar volume growth of 21% and North America merchant transaction growth of 23% in 2003. The consumer-to-business transactions for 2002 include transactions for E Commerce Group and Paymap, both acquired in 2002, as if they were consolidated subsidiaries as of January 1, 2002 to provide a more meaningful comparison. Although processing revenue increased in the card issuing services segment, it continues to

FIRST DATA CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

experience pricing pressure and declining volume from the subprime market. Acquisitions occurring during the later part of 2002 contributed to the transaction and processing service fee growth, as discussed in segment results below.

Investment income remained constant, primarily attributable to lower short-term rates, which also resulted in lower commissions paid to selling agents and incremental realized net gains of $11.7 million on the liquidation of certain portfolio investments, offset by lower yields on certain investments and realized losses on derivative instruments used to hedge commissions paid to selling agents. On a pretax equivalent basis (i.e., as if investment earnings on nontaxable investments were fully taxable at FDC’s marginal tax rate), investment income increased 5% in 2003 from $81.6 million to $85.5 million.

The growth in professional services revenue was attributable to $9.0 million of consulting revenue from GovConnect, acquired in April 2002, partially offset by fewer custom programming requests within the card issuing segment.

Software licensing and maintenance revenue remained constant and there were no significant fluctuations in any particular segment or product offering.

The decrease in product sales and other revenues was primarily attributable to sales and leasing of products, mainly point-of-sale devices, which declined $4.4 million, slightly offset by an increase in royalty income of $1.4 million.

The increase in reimbursable postage and other revenue and the offsetting expense was attributable to volume increases due to new print and mail customers and a postage rate increase in June 2002.

Cost of services as a percentage of service revenues (transaction and processing service fees and professional services) remained constant. The increase in the dollar amount of cost of services resulted from growth in core businesses, business acquisitions and an increase in agent commissions.

The decrease in cost of products sold for 2003 relates to the decreases in sales of the Company’s point-of-sale devices and merchant services terminal leasing revenue.

The increase in selling, general and administrative expenses during 2003 primarily relates to the impact of business acquisitions partially offset by focused expense management. As a percentage of total revenue, selling, general and administrative expenses decreased approximately 0.3 percentage points to 16.9%.

The Company recorded $8.9 million in restructuring charges in the first quarter of 2002. These charges were comprised of severance totaling $8.4 million and $0.5 million related to lease termination losses. Severance charges resulted from the termination of 281 employees, representing all levels of employees and less than 1% of the Company’s workforce. The amount attributable to merchant services was $6.0 million. The charges related to streamlining the span of management control and elimination of job redundancies across many departments at most employee levels within the merchant acquiring business. The merchant services restructuring plans were completed in the second quarter of 2002. The amount attributable to emerging payments was $2.4 million, which related to a reduction in force and closure of a leased facility for the SurePay business to adjust its employee base to match the slower-than-expected participation in the business-to-business exchange marketplace. The emerging payments restructuring plans were completed in the first quarter of 2002. The amount attributable to card issuing was $0.3 million, related to consolidating the Tulsa data center operations. The card issuing restructuring plans were completed in the first quarter of 2002. The amount attributable to all other and corporate was $0.2 million, related to the elimination of duplicative positions due to the integration of the Achex, Inc. (“Achex”) acquisition. The all other and corporate restructuring plans were completed in the first quarter of 2002.

FIRST DATA CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

The following table summarizes the Company’s utilization of restructuring accruals for the three months ended March 31, 2003 (in millions):

	Employee Severance	Facility Closure
Remaining accrual at December 31, 2002	$1.5	$4.4
Cash payments and other	(0.3)	(0.4)

Remaining accrual at March 31, 2003	$1.2	$4.0

The decline in interest income during 2003 was attributable to lower interest rates on comparable balances in 2002.

Interest expense decreased 14% to $26.4 million for 2003 from $30.7 million for 2002. The decrease was attributable to the average interest rate decreasing 0.6 percentage points, slightly offset by a 2% increase in the average total debt balance.

The Company recorded investment losses of $5.7 million in 2002 related to the write-down of investments in e-commerce businesses. These investments were written-down to fair value based on quoted market prices for public companies and for privately held companies by considering market conditions, offering prices, trends of earnings/losses, price multiples, financial position, new financing or other measures. Investments held in the emerging payments segment accounted for $3.1 million of the charge with the remainder being attributable to an investment in the card issuing services segment.

FDC’s effective tax rate for 2003 was 27.5%, compared with the 2002 rate of 26.9%. The calculation of the effective tax rate includes equity earnings in affiliates and minority interest in pretax income. Minority interest and equity earnings relate primarily to entities that are considered pass-through entities for income tax purposes. Restructuring charges and investment losses caused the effective tax rate for 2002 to be lower by 0.4%.

The increase in minority interest expense in 2003 is primarily attributable to increased profits and eONE having reduced operating losses, restructuring charges and investment losses in 2003 compared to 2002.

The increase in equity earnings in affiliates in 2003 is attributable to increased revenue and profit of certain merchant alliances.

Net income of $292.6 million in 2003 increased 20% from $244.3 million in 2002. Restructuring and investment losses, reduced 2002 net income by $8.1 million.

Diluted earnings per share (“EPS”) increased 26% to $0.39 from 2002 EPS of $0.31. The increase is primarily due to the items noted above and, to a lesser extent, the purchase of treasury stock and a reduction in the dilutive impact of common stock equivalents.

Segment Results

For a detailed discussion of the Company’s principles regarding its operating segments, refer to “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

FIRST DATA CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Payment Services

	Three months ended March 31,		Change
	2003	2002	Amount	Percentage
	(in millions)
Revenues:
Transaction and processing service fees	$767.1	$639.5	$127.6	20%
Investment income, net	83.2	78.2	5.0	6%
Product sales and other	1.1	1.2	(0.1)	(8)%
Reimbursable postage and other	1.8	0.6	1.2	200%
Equity earnings in affiliates	(0.7)	(0.4)	(0.3)	(75)%

	$852.5	$719.1	$133.4	19%

Operating profit	$280.7	$230.3	$50.4	22%

Transaction and processing service fee revenue improvement was primarily driven by total Western Union worldwide money transfer transaction growth, including both consumer-to-consumer and consumer-to-business transactions.

Money transfer transactions generated approximately 80% of the segment’s revenues for 2003 and 2002. International, domestic (including Canada) and Mexico consumer-to-consumer money transfers represented 53%, 20% and 6% of total money transfer revenue during the quarter ended March 31, 2003. For the quarter ended March 31, 2002, international, domestic (including Canada) and Mexico consumer-to-consumer money transfers represented 51%, 23% and 7%, respectively, of total money transfer revenue. The remaining money transfer revenue is attributable to consumer-to-business transactions, including those attributable to Paymap and E Commerce Group acquired in April 2002 and June 2002, respectively. International money transfer revenue includes U.S. outbound transactions destined for foreign countries other than Mexico and Canada.

For 2003, consumer-to-consumer money transfer transactions increased 23% to 18.03 million from 14.70 million in 2002. Consumer-to-consumer money transfer revenues account for approximately 80% of the total money transfer revenues. International money transfers drove much of this growth. Revenue for international money transfers (a transfer either sent to or received from an international location other than Mexico and Canada) grew 27% with transaction growth of 28% for 2003 compared with 2002. International money transfer revenue represented approximately 40% of the total payment services segment revenue for 2003 and 2002. Western Union money transfer revenues increased 22% for the quarter, and 18% assuming a constant exchange ratio between the euro and the U.S. dollar. Expenses are similarly affected by the exchange ratio with the euro, which mitigated the effect of the euro on operating profit.

The increase in transactions is enhanced by the growth in the agent base, which increased 28% over 2002, to approximately 159,000 worldwide agent locations. Western Union has a backlog of more than 20,000 agent locations and expects to finish the year with more than 180,000 worldwide agent locations.

Consumer-to-business transactions grew 11% in 2003 to 46.10 million transactions compared to 41.51 million transactions in 2002. Transactions for 2002 include E Commerce Group and Paymap as if they were consolidated subsidiaries as of January 1, 2002, to provide a more meaningful comparison. The growth in this market was driven by strong selling and marketing efforts and by the diversification of product offerings through the acquisitions of E Commerce Group and Paymap. The growth rates noted above were impacted by lower industry delinquency rates with mortgage payments, automotive payments and telecommunication payments, which could continue to adversely affect the consumer-to-business market.

FIRST DATA CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Prepaid stored-value transactions grew 43% in 2003. Growth in this market was driven by new customer signings with ValueLink.

The increase in investment income in 2003 is due primarily to average investable balances growing 15% and lower short-term rates, which resulted in lower commissions paid to selling agents and incremental realized pretax gains of $11.7 million on the liquidation of certain portfolio investments, offset by lower yields on certain investments and realized losses on derivative instruments used to hedge commissions paid to selling agents. The investment portfolio balance is driven largely from sales of official checks by selling agents. Payment services reports investment income and operating profit on a pretax equivalent basis (i.e., as if investment earnings on settlement assets, which are substantially all nontaxable, were fully taxable at FDC’s marginal tax rate). The revenue and operating profit impact reported in payment services, related to the aforementioned pretax equivalent basis, is eliminated upon consolidation.

Operating profit (on a pretax equivalent basis) increased primarily due to the increase in transaction and processing service fee revenue described above, along with focused expense management and Six Sigma initiatives, which have helped to improve margins. These improvements were partially offset by price reductions in certain markets.

Merchant Services

	Three months ended March 31,		Change
	2003	2002	Amount	Percentage
	(in millions)
Revenues:
Transaction and processing service fees	$482.6	$423.4	$59.2	14%
Check verification and guarantee services	92.4	84.6	7.8	9%
Investment income, net	2.3	3.4	(1.1)	(32)%
Professional services	7.5	6.3	1.2	19%
Software licensing and maintenance	1.3	1.4	(0.1)	(7)%
Product sales and other	70.2	70.7	(0.5)	(1)%
Reimbursable postage and other	4.1	2.3	1.8	78%
Equity earnings in affiliates	36.9	31.1	5.8	19%
Interest income	—	0.1	(0.1)	NM

	$697.3	$623.3	$74.0	12%

Operating profit	$154.4	$143.3	$11.1	8%

Transaction and processing service fee growth was driven by growth in both the dollar volume and number of transactions processed, including strong growth in the PIN-based debit market, and business acquisitions. North America merchant dollar volume and transactions grew 21% and 23%, respectively, over 2002, with North America merchant dollar volume and transactions increasing to $147.7 billion and 2.7 billion, respectively, in 2003.

Core merchant businesses, which contributed 85% of total transaction and processing revenue, including the PayPoint and NYCE businesses, are the primary drivers of transaction and processing service fee growth. Revenue from these core businesses grew 17% from $350.3 million in 2002 to $410.0 million in 2003. The acquisition of PayPoint, acquired in August 2002, contributed approximately 8% to the core transaction and processing service fee growth for the segment. The growth from acquisitions includes enhanced growth from the integration of such acquisitions into FDC’s infrastructure from the date of acquisition. Without the benefit of the PayPoint acquisition and other smaller strategic acquisitions, the core transaction and processing services fee revenue growth was approximately 8% for 2003.

Check verification and guarantee services revenue growth in 2003 was attributable equally to growth in the Electronic Check Acceptance® service (“ECA®”) product and the additional revenue from the acquisition of International Check

FIRST DATA CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Services, Inc. in April of 2002. These increases were offset by a decline in the paper check verification and guarantee activity and the effect of adopting Financial Accounting Standards Board (“FASB”) Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”).

Under FIN 45, the Company is required to defer revenue in the amount of the fair value of check guarantees until the settlement or expiration of the check guarantee for transactions occurring subsequent to December 31, 2002. The initial adoption reduced revenue and operating profit by $5.2 million for the first quarter of 2003. FIN 45 will have minimal or no impact in future periods.

The decrease in investment income in 2003 is attributable to lower interest rates on comparable investable balances compared to 2002.

The increase in professional services revenue in 2003 was attributable to merchant services having performed increased programming and consulting services for one of the payment services operating units compared to 2002. The intercompany revenues have been eliminated on a consolidated basis.

Product sales and other revenues remained relatively flat in 2003 compared to 2002 with a slight decline of $1.9 million in the sales and leasing of products, offset by a slight increase in royalty income of $1.4 million.

The increase in equity earnings in affiliates in 2003 is attributable to the increased revenue and profit of certain merchant alliances.

The increase in operating profit is reflective of increased dollar volume and transactions, focused expense management, improved risk management practices within the TeleCheck business and Six Sigma initiatives. The decline in operating margins as a percentage of revenue is attributable to acquisitions with lower margins, the initial impact of adopting FIN 45, increased investment spending for international expansion and product and system development.

Card Issuing Services

	Three months ended March 31,		Change
	2003	2002	Amount	Percentage
	(in millions)
Revenues:
Transaction and processing service fees	$339.1	$316.5	$22.6	7%
Professional services	13.9	16.5	(2.6)	(16)%
Software licensing and maintenance	3.3	3.4	(0.1)	(3)%
Reimbursable postage and other	166.1	116.1	50.0	43%
Equity earnings in affiliates	0.5	(0.3)	0.8	NM
Interest income	0.6	0.1	0.5	NM

	$523.5	$452.3	$71.2	16%

Operating profit	$75.7	$84.5	$(8.8)	(10)%

The increase in transaction and processing service fees in 2003 was attributable to new business in print/mail and plastics, account conversions in 2002 and a small acquisition in November 2002, slightly offset by a decrease in accounts on file for subprime customers and price concessions. Card accounts on file at March 31, 2003 were approximately 324 million (a 2% increase from 2002) with domestic card accounts growing to approximately 297 million (1% growth) and international card accounts increasing to approximately 27 million (19% growth).

As noted above, revenue growth was adversely affected by deterioration with subprime customers, which account for

FIRST DATA CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

approximately 7% of card issuing services revenue. Prior to 2002, the Company had experienced strong growth in this market, however, accounts on file for subprime customers continued to deteriorate in the first quarter 2003. Furthermore, heightened regulatory requirements (including increased capital and reserve requirements), material increases in delinquencies and charged off accounts and general economic conditions will constrain the ability of many customers in this market to maintain their existing account base in the near term.

Professional service revenues are comprised of custom programming services. The decrease in 2003 was attributable to a decline in custom programming requests from certain customers in 2003.

Software licensing and maintenance revenue remained constant, as sales of PaySys’ VisionPLUS software were flat.

The increase in reimbursable postage and other is attributable to postage rates increasing in June 2002, and an increase in mailing volumes primarily attributable to new business.

The operating profit decrease for the card issuing services segment is attributable to the previously noted impact of the subprime customers, increased depreciation and amortization relating to the recently completed system redesign and increased investments in international markets. Margins decreased from 18.7% in first quarter 2002 to 14.5% in 2003 primarily due to the above and the increase in reimbursable postage and other, which has no impact on operating profit but negatively impacts margins.

Emerging Payments

	Three months ended March 31,		Change
	2003	2002	Amount	Percentage
	(in millions)
Revenues:
Transaction and processing service fees	$19.6	$18.9	$0.7	4%
Professional services	10.1	1.5	8.6	NM
Software licensing and maintenance	6.6	5.6	1.0	18%
Interest income	0.4	0.9	(0.5)	(56)%

	$36.7	$26.9	$9.8	36%

Operating loss	$(4.0)	$(8.4)	$4.4	52%

Transaction and processing service fees slightly increased in 2003 due primarily to the acquisition of GovConnect in April 2002.

The increase in professional services revenue in 2003 was due to the acquisition of GovConnect.

The increase in software licensing and maintenance revenue in 2003 was primarily attributable to the Taxware operating unit.

The decline in interest income in 2003 was due to lower cash balances and lower interest rates in 2003.

The segment’s decrease in operating losses primarily reflects 2002 losses of the SurePay operating unit, the activities of which were substantially curtailed in mid-2002.

All Other and Corporate

FIRST DATA CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

	Three months ended March 31,		Change
	2003	2002	Amount	Percentage
	(in millions)
Revenues:
Transaction and processing service fees	$19.5	$21.7	$(2.2)	(10)%
Professional services	0.6	0.5	0.1	(20)%
Interest income	0.3	0.5	(0.2)	(40)%

	$20.4	$22.7	$(2.3)	(10)%

Operating loss	$(21.1)	$(20.7)	$(0.4)	(2)%

Transaction and processing service fees slightly declined in 2003 as a result of a decrease in volume with existing clients at Teleservices and Call Interactive.

The increase in the operating loss is attributable to the decline in revenue and profitability at Teleservices and Call Interactive.

Capital Resources and Liquidity

For a more detailed disclosure regarding certain aspects of the Company’s capital resources and liquidity see the “Capital Resources and Liquidity” section of “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

FDC’s primary sources of liquidity are the Company’s current cash and cash equivalents balance, cash flows from operating activities and proceeds from the issuance of commercial paper. The Company believes its current level of cash and short-term financing capability along with future cash flows from operations are sufficient to meet the needs of its existing businesses. The Company continues to generate significant cash flows from operations. In addition, the Company issues commercial paper to fund short-term liquidity needs. The Company may from time to time seek longer-term financing to support additional cash needs or reduce short-term borrowings. The following discussion defines cash and cash equivalents and highlights the Company’s cash flow activities during the first three months of 2003 and 2002. In addition, information is provided regarding significant acquisitions, including the pending merger with Concord, and capital expenditures occurring in the future that may impact capital resources and liquidity.

Cash and Cash Equivalents

Highly liquid investments (other than those included in settlement assets) with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates market value. At March 31, 2003 and December 31, 2002, the Company held $839.0 million and $819.4 million in cash and cash equivalents, respectively. Automated teller machine (“ATM”) operating cash included in cash and cash equivalents at March 31, 2003 and December 31, 2002, was $134.8 million and $233.4 million, respectively. The decrease in ATM operating cash relates to the seasonality with the funding of the ATM’s.

Excluded from cash and cash equivalents at March 31, 2003 and December 31, 2002, were $138.9 million and $160.5 million, respectively, of required investments in connection with the money transfer operations and $100.0 million and $70.0 million, respectively, of required investments in connection with FDC’s merchant card settlement operations. Also excluded from cash and cash equivalents were escrow funds of $27.7 million at March 31, 2003 and December 31, 2002. Amounts excluded from cash and cash equivalents are included in “other assets” on the Consolidated Balance Sheets.

Cash Flows from Operating Activities

FIRST DATA CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

The Company’s cash flows from operations for the three months ended March 31, 2003 were $509.5 million compared to $447.8 million for the comparable period in 2002. The $61.7 million increase in cash flows from operations results primarily from an increase in net income and working capital items.

Depreciation and amortization expense increased $17.8 million to $143.4 million for the first quarter of 2003 versus $125.6 million for the comparable period in 2002. The increase in depreciation and amortization expense results from intangibles associated with acquisitions and capital expenditures occurring after the first quarter of 2002. Other non-cash items totaled an outflow of $2.9 million for the first three months of 2003 compared to a source of $11.6 million for the first three months of 2002. Before considering working capital items, cash flows from operations increased $51.6 million.

Working capital items include “accounts receivable”, “other assets” and “accounts payable and other liabilities” on the Consolidated Balance Sheets. Working capital items increased $10.1 million in 2003 compared to 2002. The increase primarily results from timing of collections on accounts receivable, timing of payments on accounts payable and activity associated with acquisitions that occurred after the first quarter of 2002.

The Company utilizes cash flows from operating activities to reinvest in existing businesses, fund acquisitions, purchase treasury shares, pay dividends and repayment of debt.

Cash Flows from Investing Activities

FDC reinvests cash in its existing businesses primarily to expand its processing capabilities through property and equipment additions and to establish customer processing relationships through initial contract payments, conversion costs and systems development. Capitalized amounts for these cash outlays totaled $138.0 million and $110.2 million for the three months ended March 31, 2003 and 2002, respectively. Amounts capitalized for property and equipment primarily relate to land purchased for construction of a new facility for the merchant services segment as well as electronic data processing equipment and other equipment, including terminals and production equipment. The following table discloses amounts capitalized related to the above noted items.

	March 31,
	2003	2002
	(in millions)
Customer contracts	$55.1	$4.1
Conversion costs	15.8	8.4
Systems development	14.6	28.8
Other intangible assets	4.8	0.3

	90.3	41.6

Property and equipment	47.7	68.6

	$138.0	$110.2

The increase in customer contracts relates to initial contract payments. The decrease in systems development results from amounts capitalized in 2002 related to the redesign of the North American Card System, which is substantially complete. Capital expenditures for full year 2003 are expected to be approximately $400 million to $500 million compared to $418.3 million for 2002.

Cash outlays for acquisitions in the first three months of 2003 totaled $108.1 million, compared to $30.4 million in 2002. During the first quarter of 2003, the Company acquired TeleCash for $102.5 million, net of cash acquired, entered into a joint venture and purchased a merchant portfolio. During the first three months of 2002, the Company acquired a 25% ownership interest in Christopher C. Varvias & Associates S.A., its money transfer agent in Greece, and

FIRST DATA CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

formed an alliance, SunTrust Merchant Services, LLC, with SunTrust Banks, Inc. Refer to Note 2 of the Consolidated Financial Statements for additional information regarding acquisitions completed during the first quarter of 2003.

During the first three months of 2003, the Company had net cash outflows of $7.3 million related to prior year acquisitions primarily due to a $14 million contingent payment offset by a $6 million receipt of escrow cash related to a 2001 acquisition. The 2002 payments for prior year acquisitions primarily related to the payment of a promissory note associated with the December 2001 acquisition of Cardservice International, Inc. and contingent payments related to other previous acquisitions.

FDC had a net cash outlay of $8.7 million for other investing activities during the three months ended March 31, 2003 compared to net proceeds of $128.3 million for the comparable period in 2002. The use of cash in 2003 primarily results from changes in regulatory/restricted cash balances offset by corporate investment maturities. The source of cash in 2002 resulted from the change in regulatory/restricted cash as well as the maturity of corporate investments.

Cash Flows from Financing Activities

FDC’s financing activities include net proceeds and cash outlays related to the issuance and paydown of commercial paper. The Company had no change in its commercial paper balance at March 31, 2003 compared to December 31, 2002; the balance was $349.9 million for both periods. During the three months ended March 31, 2002, the Company paid $238.4 million for the maturity of short-term borrowings. Cash flows from operating activities for the first quarter of 2003 were used to meet short-term liquidity needs as well as contribute to funds used for acquisitions and the repurchase of common stock under the buyback program.

A change in one of the Company’s credit ratings could result in higher borrowing rates for its commercial paper program and any future debt issuances. The Company closely monitors the factors that influence such ratings and works with the respective credit rating agencies to maintain its credit ratings. Following the announcement of the Company’s pending merger with Concord, the credit rating agencies reaffirmed the Company’s credit ratings.

The Company paid $5.7 million and $0.8 million of long-term debt during the first three months of 2003 and 2002, respectively. The principal payments primarily relate to capital leases that the Company entered into during 2002. In April 2003, the Company’s $200 million 6 5/8% medium-term note reached maturity and the Company repaid the principal balance.

FDC has remaining available short-term borrowing authorization of approximately $1.7 billion at March 31, 2003 under the Company’s credit facility backed $1.1 billion commercial paper program, $300 million extendable commercial note program and $250 million in uncommitted bank credit lines. The Company has a shelf registration providing for the issuance of up to $1.5 billion of debt and equity securities of the Company, of which $200 million was available at March 31, 2003. The Company has another shelf registration providing for the issuance of approximately 10 million shares of the Company’s common stock in connection with certain types of acquisitions, of which approximately 10 million shares are available at March 31, 2003.

The Company received proceeds of $51.3 million and $120.2 million from the sale of stock through stock option exercises and its employee stock purchase plan during the first quarter of 2003 and 2002, respectively. Offsetting these cash inflows were share repurchases under the stock repurchase programs authorized by the Board of Directors as well as purchases of treasury stock for issuances upon the exercise of stock options and share issuances under the Company’s employee stock purchase plan. The following table presents the shares purchased along with the associated costs:

FIRST DATA CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

	Three months ended March 31,
	2003		2002
	Shares	Cost	Shares(a)	Cost
	(in millions)
Share repurchase programs:
$700 million, authorized September 2001	—	—	0.3	$11.6
$500 million, authorized May 2002	3.2	$107.2	—	—

	3.2	107.2	0.3	11.6
Treasury stock purchases related to employee benefit plans	4.4	151.2	5.2	210.7

Total stock repurchases	7.6	$258.4	5.5	$222.3

(a)	Share amounts have been retroactively restated to reflect the impact of the stock split that occurred in June 2002.

During the first three months of 2003, the Company paid $15.0 million in dividends compared to $7.6 million during the first three months of 2002. The increase in dividend payments results from the stock split that occurred in June 2002. The Company maintained the same per share payout after the split, which resulted in the doubling of the dividend payment.

The Company signed an agreement to merge with Concord in an all-stock transaction valued at approximately $7 billion at the date of the first public announcement. FDC will exchange 0.40 FDC common shares for every Concord common share. To complete the transaction, FDC will issue approximately 200 million common shares to Concord shareholders. Upon completion of the transaction based on the current shares outstanding, Concord shareholders will own approximately 21% of the outstanding shares of FDC.

In connection with certain business combinations, lease arrangements, bankcard association agreements and agent settlement agreements, the Company has $57.4 million in outstanding letters of credit, most of which expire in 2003.

Off-Balance Sheet Arrangements

Other than facility and equipment leasing arrangements, the Company does not engage in off-balance sheet financing activities. FDC entered into two synthetic operating leases during 2001. For a detailed discussion of the Company’s synthetic operating leases refer to “Capital Resources and Liquidity” in the Company’s 2002 Annual Report on Form 10-K. Rent expense related to the synthetic leases was $0.5 million and $0.6 million for the three months ended March 31, 2003 and 2002, respectively.

Contractual Obligations

The Company’s contractual obligations as of March 31, 2003 have not changed materially from the amounts disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2002 Annual Report on Form 10-K.

Critical Accounting Policies

The Company’s critical accounting policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2002 Annual Report on Form 10-K.

FIRST DATA CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

New Accounting Pronouncements

FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), an interpretation of Accounting Research Bulletin No. 51, was issued in January 2003 to address the consolidation issues around certain types of entities, including variable interest entities (“VIE”). FIN 46 requires a VIE to be consolidated if the Company’s variable interest (i.e., investment in the entity) will absorb a majority of the entity’s expected losses and/or residual returns if they occur. FIN 46 is applicable immediately to any VIE formed after January 31, 2003 and must be applied in the third quarter 2003 to any such entity created before February 1, 2003. The Company is reviewing the provisions of FIN 46 and does not expect its implementation to have a material effect on the Company’s financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the 2002 Annual Report on Form 10-K related to the Company’s exposure to market risk from interest rates.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Within 90 days prior to the filing date of this Quarterly Report on Form 10-Q (the “Evaluation Date”), the Company evaluated, under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

(b) Changes in internal controls. Subsequent to the Evaluation Date, there were no significant changes in our internal controls or in other factors that could significantly affect our internal controls.

Independent Accountants’ Review Report

The Stockholders and Board of Directors

First Data Corporation

We have reviewed the accompanying consolidated balance sheet of First Data Corporation as of March 31, 2003 and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of First Data Corporation as of December 31, 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein) and in our report dated January 22, 2003 except for Note 18, as to which the date was March 11, 2003, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph related to the Company’s adoption of Statement of Financial Accounting Standards No. 142 effective January 1, 2002. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Ernst & Young LLP

Denver, Colorado

April 9, 2003

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. None of these matters, either individually or in the aggregate, currently is material to the Company except as reported below and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “Annual Report”). There were no material developments in the litigation matters previously disclosed except for the developments discussed below.

The investigation by the Office of Inspector General of the District of Columbia of alleged overpayments to Medicaid recipients by a former subsidiary of the Company that was previously reported in the Annual Report has been concluded. On or about April 23, 2003, the Company agreed to pay approximately $7.5 million to resolve the issues involved in the investigation and receive a release from any further liability in the matter.

In the consolidated action filed by plaintiffs Ana Cruz, Ramata Sly, Clare Sambrook and Albert Lewis Vale asserting claims on behalf of a putative worldwide class that was previously reported in the Annual Report (the Cruz action), the Court granted conditional preliminary approval of the proposed settlement, granted conditional approval of the proposed form and manner of class notice, and scheduled a Fairness Hearing for April 9, 2004. The Court also denied without prejudice the motion for an injunction barring and enjoining the prosecution of any action that asserts claims that will be resolved by the settlement.

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

(b)    Reports on Form 8-K

On March 4, 2003, the Company filed a Current Report on Form 8-K to disclose, pursuant to Item 9 on Form 8-K, the loss of a significant customer in the card issuing services segment.

On March 6, 2003, the Company filed a Current Report on Form 8-K to disclose, pursuant to Item 9 on Form 8-K, Western Union’s agreement to pay a monetary payment of $3.0 million to the Treasury Department related to certain 2002 transactions occurring throughout the United States.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST DATA CORPORATION (Registrant)

Date:	May 9, 2003	By	/s/ KIMBERLY S. PATMORE
Kimberly S. Patmore Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 9, 2003	By	/s/ THOMAS L. MOORE
Thomas L. Moore Vice President and Corporate Chief Financial Officer (Principal Accounting Officer)

CERTIFICATIONS

I, Charles T. Fote, President and Chief Executive Officer of First Data Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of First Data Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 9, 2003

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

Date: May 9, 2003

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