Form 10-Q
period 2003-06-30
FIRST DATA CORP
filed 2003-08-14
CIK 883980

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☒    No  ☐

        Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of each class	Number of Shares Outstanding at June 30, 2003
(Common stock, $.01 par value)	740,238,497

FIRST DATA CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Revenues:
Transaction and processing service fees:
Payment services	$791.8	$691.1	$1,550.0	$1,321.3
Merchant services*	529.5	473.9	1,011.8	897.2
Check verification and guarantee services	101.6	96.3	194.0	180.9
Card issuing services	332.9	315.6	669.8	629.9
All other	36.4	42.4	72.9	82.7
Investment income, net	38.2	25.7	68.1	55.6
Professional services	24.7	29.3	51.0	49.3
Software licensing and maintenance	12.2	17.5	23.4	27.9
Product sales and other	95.1	75.9	163.9	147.7
Reimbursable postage and other	151.8	122.2	318.3	237.7

	2,114.2	1,889.9	4,123.2	3,630.2

Expenses:
Cost of services	1,049.0	939.1	2,083.5	1,843.3
Cost of products sold	55.0	47.3	99.4	93.7
Selling, general and administrative	355.4	319.3	694.3	619.1
Reimbursable postage and other	151.8	122.2	318.3	237.7
Other operating expenses:
Restructuring, net	—	(1.8)	—	7.1
Impairments	—	11.3	—	11.3
Litigation and regulatory settlements	—	30.0	—	30.0

	1,611.2	1,467.4	3,195.5	2,842.2

Operating profit	503.0	422.5	927.7	788.0

Other income (expense):
Interest income	1.4	1.2	2.7	2.8
Interest expense	(25.5)	(28.6)	(51.9)	(59.3)
Investment gains and (losses)	(0.1)	5.7	(0.2)	—
Divestitures, net	—	2.4	—	2.4

	(24.2)	(19.3)	(49.4)	(54.1)

Income before income taxes, minority interest and equity earnings in affiliates	478.8	403.2	878.3	733.9

Income taxes	131.7	106.2	242.7	196.1

Minority interest	(32.1)	(26.4)	(57.0)	(47.0)
Equity earnings in affiliates	38.8	28.0	67.8	52.1

Net income	$353.8	$298.6	$646.4	$542.9

Earnings per share – basic	$0.47	$0.39	$0.86	$0.71
Earnings per share – diluted	$0.47	$0.39	$0.85	$0.70

Weighted-average shares outstanding:
Basic	747.9	760.0	749.1	761.3
Diluted	759.4	775.7	759.6	778.3

*Includes processing fees, administrative service fees and other fees charged to merchant alliances accounted for under the equity method of $46.7 million and $87.1 million for the three and six months ended June 30, 2003, respectively and $50.6 million and $96.5 million for the comparable periods in 2002.

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions)

	June 30, 2003 (unaudited)	December 31, 2002
ASSETS
Cash and cash equivalents	$1,051.6	$819.4
Settlement assets	17,377.1	16,688.5
Accounts receivable, net of allowance for doubtful accounts of $51.9 (2003) and $66.5 (2002)	1,343.8	1,397.0
Property and equipment, net of accumulated depreciation of $1,510.7 (2003) and $1,398.0 (2002)	716.3	750.6
Goodwill	3,984.1	3,859.0
Other intangibles, net of accumulated amortization of $1,176.7 (2003) and $1,071.7 (2002)	1,525.1	1,490.5
Investment in affiliates	779.4	766.0
Other assets	925.6	820.2

Total Assets	$27,703.0	$26,591.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Settlement obligations	$16,924.7	$16,294.3
Accounts payable and other liabilities	3,073.9	3,006.1
Borrowings	3,430.7	3,134.5

Total Liabilities	23,429.3	22,434.9

Commitments and contingencies (see Note 8)

Stockholders’ Equity:
Common stock, $.01 par value; authorized 2,000.0 shares, issued 897.9 shares (2003 and 2002)	9.0	9.0
Additional paid-in capital	2,563.6	2,525.4

Paid-in capital	2,572.6	2,534.4
Retained earnings	5,906.2	5,362.6
Accumulated other comprehensive loss	(117.5)	(197.6)
Less treasury stock at cost, 157.7 shares (2003) and 145.1 shares (2002)	(4,087.6)	(3,543.1)

Total Stockholders’ Equity	4,273.7	4,156.3

Total Liabilities and Stockholders’ Equity	$27,703.0	$26,591.2

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Six Months Ended June 30,
	2003	2002
Cash and cash equivalents at beginning of period	$819.4	$704.4

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	646.4	542.9
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	288.4	257.3
Charges related to restructuring, litigation, impairments, investment (gains) and losses and divestitures, net	0.2	46.0
Other non-cash items, net	2.3	(13.8)
Increase (decrease) in cash, excluding the effects of acquisitions and divestitures, resulting from changes in:
Accounts receivable	90.3	(37.9)
Other assets	41.3	46.0
Accounts payable and other liabilities	(114.6)	(58.4)
Income tax accounts	52.4	169.2

Net cash provided by operating activities	1,006.7	951.3

CASH FLOWS FROM INVESTING ACTIVITIES
Current year acquisitions, net of cash acquired	(115.1)	(273.8)
Payments related to other businesses previously acquired	(28.7)	(146.0)
Additions to property and equipment, net	(81.7)	(121.8)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(137.2)	(100.0)
Other investing activities	(13.5)	192.1

Net cash used in investing activities	(376.2)	(449.5)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	488.9	(63.6)
Principal payments on long-term debt	(222.8)	(1.7)
Proceeds from issuance of common stock	126.1	148.3
Purchase of treasury shares	(760.5)	(566.7)
Cash dividends	(30.0)	(15.3)

Net cash used in financing activities	(398.3)	(499.0)

Change in cash and cash equivalents	232.2	2.8

Cash and cash equivalents at end of period	$1,051.6	$707.2

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

The accompanying Consolidated Financial Statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial position of the Company at June 30, 2003, the consolidated results of its operations for the three and six months ended June 30, 2003 and 2002 and its cash flows for the six months ended June 30, 2003 and 2002. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

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

Reserve for Merchant Credit Losses and Check Guarantees

FIN 45 clarifies and elaborates on the requirement for entities to recognize a liability and provide disclosures relating to the fair value of the obligation undertaken in a guarantee. The Company believes the initial recognition and initial measurement provisions of FIN 45 are applicable to the check guarantee and merchant acquiring businesses.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

With respect to check guarantees, the Company records a liability representing the fair value of the guarantee undertaken, which results in delayed recognition of revenue until the guarantee has been settled (the check clears or is presented to TeleCheck) or has expired. The adoption of FIN 45 for the Company’s check guarantee business decreased revenue and net income by $5.2 million and $3.3 million, respectively, for the three months ended March 31, 2003.

With respect to the merchant acquiring business, the Company’s merchant customers (or those of its unconsolidated alliances) have the liability for any charges properly reversed by the cardholder. In the event, however, that the Company is not able to collect such amount from the merchants, due to merchant fraud, insolvency, bankruptcy or another reason, the Company may be liable for any such reversed charges. The Company’s risk in this area primarily relates to situations where the cardholder has purchased goods or services to be delivered in the future such as airline tickets.

Under FIN 45, the Company’s obligation to stand ready to perform is minimal. The Company requires cash deposits, guarantees, letters of credit or other types of collateral by certain merchants to minimize its obligation. As of June 30, 2003 and December 31, 2002, the Company and its unconsolidated alliances had cash collateral of $573.0 million and $367.3 million, respectively. Collateral in the form of letters of credit amounted to $104.6 million and $73.7 million at June 30, 2003 and December 31, 2002, respectively. Collateral held by the Company is classified within “settlement liabilities” on the Company’s Consolidated Balance Sheet. The Company also utilizes a number of systems and procedures to manage merchant risk. Despite these efforts, the Company historically has experienced some level of losses due to merchant defaults.

The Company’s contingent obligation under FIN 45 relates to imprecision in its estimates of required collateral and a provision for this obligation is recorded based on recent history of credit losses. The provision for this obligation is based primarily on historical experience and other relevant factors such as economic downturns or increases in merchant fraud. For the three and six-month periods ended June 30, 2003, the Company and its unconsolidated alliances incurred aggregate merchant credit losses of $11.0 million and $21.9 million, respectively, on total dollar volumes processed of $168.5 billion and $316.2 billion respectively. For the three and six month periods ended June 30, 2002, the Company and its unconsolidated alliances incurred aggregate merchant credit losses of $9.3 million and $18.9 million, respectively, on total dollar volumes processed of $137.5 billion and $259.4 billion respectively. Merchant credit losses attributable to the Company and its consolidated subsidiaries amounted to $9.2 million and $17.0 million for the three and six-month periods ended June 30, 2003, respectively, and $6.1 million and $11.8 million for the comparable 2002 periods. Such amounts are included in “cost of services” in the Company’s Consolidated Statements of Income.

Effective June 30, 2003, the reserve for this obligation is included in “accounts payable and other liabilities” on the Company’s Consolidated Balance Sheets. Prior to June 30, 2003 the reserve was included as a component of the allowance for doubtful accounts. The reserve recorded on the Company’s Consolidated Balance Sheets only relates to the business conducted by its consolidated subsidiaries. The reserve for unconsolidated alliances is recorded only in the alliances’ financial statements. The Company has not recorded any reserve for estimated losses in excess of reserves recorded by the unconsolidated alliances nor has the Company identified needs to do so. At June 30, 2003 and December 31, 2002, the Company and its consolidated and unconsolidated alliances had aggregate merchant credit loss reserves of $30.8 million and $27.6 million, respectively. The foregoing disclosure presents merchant credit loss reserves in the aggregate without regard to whether the reserves relate to merchant contracts held by entities consolidated by the Company or alliances accounted for under the equity method. The amount of reserve attributable to entities consolidated by the Company was $18.6 million and $17.9 million at June 30, 2003 and December 31, 2002 respectively.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The credit loss reserve, both for the unconsolidated alliances and the Company, are comprised of amounts for known losses and a provision for losses incurred but not reported (“IBNR”). These reserves are primarily determined by performing a historical analysis of chargeback loss experience. Other factors are considered that could affect that experience in the future. Such items include the general economy and economic challenges in a specific industry (such as the travel industry after September 11, 2001) or those affecting certain types of clients. Once these factors are considered, the Company or the unconsolidated alliance establishes a rate (percentage) that is calculated by dividing the expected chargeback (credit) losses by dollar volume processed. This rate is then applied against the dollar volume processed each month and charged against earnings. The resulting reserve balance is then compared to requirements for known losses and estimates for IBNR items. Historically, this estimation process has proven to be materially accurate and the Company believes the recorded reserve approximates the fair value of the contingent obligation under FIN 45.

Revenue Recognition

FDC recognizes revenues from its information processing services as such services are performed, recording revenues net of certain costs not controlled by the Company (primarily credit and offline debit interchange fees and assessments charged by credit card associations of $941.4 million and $797.6 million for the three months ended June 30, 2003 and 2002, respectively, and $1,781.5 million and $1,494.8 million for the comparable six-month periods). Personal identification number based online debit (“PIN-based debit”) network fees are recognized in revenues and cost of services. The fees are invoiced by the networks periodically and paid directly by the Company. The fees were $43.0 million and $14.6 million for the three months ended June 30, 2003 and 2002, respectively, and $80.9 million and $24.6 million for the comparable six-month periods.

Earnings Per Common Share

Earnings per common share amounts are computed by dividing net income by the weighted-average common and common equivalent shares (when dilutive) outstanding during the period. Amounts utilized in per share computations are as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Weighted-average shares outstanding:
Basic weighted-average shares	747.9	760.0	749.1	761.3
Common stock equivalents	11.0	13.0	9.8	14.3
4 7/8% convertible note due 2005	0.5	2.7	0.7	2.7

	759.4	775.7	759.6	778.3

Earnings add back related to convertible note	$0.1	$0.4	$0.2	$0.9

Diluted earnings per common share are calculated using weighted-average shares outstanding, adjusted for the dilutive effect of shares issuable upon the assumed conversion of the Company’s convertible debt and common stock equivalents, which consist of outstanding stock options, warrants and restricted stock. The after-tax interest expense and issue cost amortization on convertible debt is added back to net income when the related common stock equivalents are included in computing diluted earnings per common share. The “if converted” method is utilized in calculating diluted earnings per common share only when conversion is not conditional upon the occurrence of certain events.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The diluted earnings per share calculation excludes stock options, warrants and convertible debt that are convertible into, 33.0 million and 36.2 million common shares for the three and six month periods ended June 30, 2003, respectively, and 33.1 million and 30.3 million common shares for the three and six month periods ended June 30, 2002, respectively. The exclusion occurs because the exercise price of these instruments was greater than the average market price of the Company’s common stock, and their inclusion would have been anti-dilutive or conversion is conditional upon the occurrence of certain events.

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

Pro forma net income, had compensation expense been recorded for the Company’s stock-based employee compensation plans, is as follows (in millions, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Reported net income	$353.8	$298.6	$646.4	$542.9
SFAS 123 expense, net of tax	32.1	29.5	61.7	53.5

Pro forma net income	$321.7	$269.1	$584.7	$489.4

Reported earnings per share – basic	$0.47	$0.39	$0.86	$0.71
Reported earnings per share – diluted	0.47	0.39	0.85	0.70

Pro forma earnings per share – basic	$0.43	$0.35	$0.78	$0.64
Pro forma earnings per share – diluted	0.42	0.35	0.77	0.63

For a detailed description regarding the assumptions used to calculate the compensation expense noted above, refer to Note 14 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The Company has changed the weighted-average risk-free interest rate to 2.58% and the dividend yield to 0.22% used in the calculation as of June 30, 2003 from what was disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Because the Company’s employee stock options have characteristics significantly different from those of traded options for which the Black-Scholes model was developed, and because changes in the subjective input assumptions

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

can materially affect the fair value estimate, the existing models, in management’s opinion, do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Supplemental Cash Flow Information

Significant non-cash transactions during the first six months of 2003 include a $16.7 million convertible debenture that was converted into 0.91 million shares of common stock.

On July 25, 2003, a customer exercised its 1996 warrant to purchase 4.0 million shares, which resulted in the Company issuing 0.6 million shares under a cashless exercise provision for the incremental fair value between the exercise price and the market price.

Note 2: Acquisitions

On March 24, 2003, the Company acquired TeleCash Kommunikations-Service GmbH (“TeleCash”) for approximately $102.5 million in cash, net of cash acquired of $17.1 million. TeleCash is a Germany-based electronic payment network operator that enables merchants to accept a variety of electronic payment types through a network of point-of-sale terminals. The preliminary purchase price allocation resulted in identifiable intangible assets of $30.8 million, which are being amortized over five to eight years, except for $6.0 million allocated to a tradename which is amortized over 25 years, and goodwill of $98.9 million.

Other acquisitions made during the first six months of 2003 include the purchase of the assets of Frank Solutions Inc., a provider of interactive voice response and web response systems and professional services for state and local governments, by govONE Solutions, LP, an eONE Global, LP operating company, an interest in a joint venture related to the money transfer business and the purchase of two merchant portfolios.

The aggregate consideration paid, net of $17.1 million cash acquired, for acquisitions completed during the six months ended June 30, 2003 was $115.1 million. The aggregate preliminary purchase price allocation for these acquisitions resulted in $36.7 million in identifiable intangible assets, which are being amortized over three to ten years, except for a tradename of $6.0 million which is amortized over 25 years, and goodwill of $101.6 million.

Note 3: Restructuring, Impairments, Litigation and Regulatory Settlements, Investment Gains and Losses and Divestitures

	Three months ended June 30,		Six months ended June 30,
Pre-tax (benefits) charges: (in millions)	2003	2002	2003	2002
Restructuring charges, net	—	$(1.8)	—	$7.1
Impairments	—	11.3	—	11.3
Litigation and regulatory settlement	—	30.0	—	30.0
Investment (gains) and losses	$0.1	(5.7)	$0.2	—
Divestitures, net	—	(2.4)	—	(2.4)

Total pre-tax charges	$0.1	$31.4	$0.2	$46.0

The Company recorded $8.9 million in restructuring charges for the three months ended March 31, 2002. These charges were comprised of employee severance costs totaling $8.4 million and $0.5 million related to lease

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

termination losses. Severance charges resulted from the termination of 281 employees, representing all levels of employees and less than 1% of the Company’s workforce. The amount attributable to merchant services was $6.0 million. The charges related to streamlining the span of management control and elimination of job redundancies across many departments at most employee levels within the merchant acquiring business. The merchant services restructuring plans were completed in the second quarter of 2002. The amount attributable to emerging payments was $2.4 million, which related to a reduction in force and closure of a leased facility for the SurePay business to adjust its employee base to match the slower-than-expected participation in the business-to-business exchange marketplace. The emerging payments restructuring plans were completed in the first quarter of 2002. The amount attributable to card issuing was $0.3 million, related to consolidating the Tulsa data center operations and was completed in the first quarter of 2002. The amount attributable to all other and corporate was $0.2 million, related to the elimination of duplicative positions due to the integration of the Achex, Inc. (“Achex”) acquisition, which was completed in the first quarter of 2002. The Company did not record any restructuring charges during the three months ended June 30, 2002 and the three and six months ended June 30, 2003.

The Company reversed prior period restructuring reserves of $1.8 million in the three-months ended June 30, 2002. Of the $1.8 million reversed, $1.5 million related to the third quarter 2000 restructuring charge related to the United Kingdom-based operations of the card issuing services segment. The change in estimate related to this charge was caused by pension obligations associated with severed employees being less than anticipated.

The Company recorded an asset impairment charge of $11.3 million during the three months ended June 30, 2002. The charge related to SurePay’s capitalized business-to-business software development costs in the emerging payments segment. The impairment resulted from the second quarter 2002 decision to cease SurePay platform development efforts. During 2003, the SurePay operations were ceased and its remaining assets were transferred to the merchant services segment.

The Company recorded a charge of $30.0 million during the three months ended June 30, 2002 related to the anticipated settlement of various class action lawsuits pertaining to the Company’s money transfer business, including plaintiffs’ legal fees and other outside administrative costs. Refer to Note 8 for additional information regarding these class action lawsuits.

The 2003 investment losses resulted from the write-down of investments in the emerging payments segment, offset by a second quarter $0.4 million dividend on an investment in all other and corporate. The Company recorded $5.7 million of net investment gains during the three-months ended June 30, 2002 relating to a $8.1 million gain on the sale of a portion of the Company’s investment in CheckFree Corporation offset by a $2.4 million write-down of investments in e-commerce businesses in the emerging payments segment. These gains were offset by investment losses of $5.7 million during the first quarter of 2002, of which $2.6 million was attributable to the card issuing segment and $3.1 million was attributable to the emerging payments segment. The charges related to the write-down of investments in e-commerce businesses. These investments were written-down to fair value based on quoted market prices for public companies and for privately held companies by considering market conditions, offering prices, trends of earnings/losses, price multiples, financial position, new financing or other measures.

During the second quarter of 2003, the Company paid approximately $7.5 million in connection with the resolution of the issues involved in the investigation by the Office of Inspector General of the District of Columbia of alleged overpayments to Medicaid recipients by a former subsidiary. The payment was applied against the corresponding divestiture reserve.

During the three and six months ended June 30, 2002, the Company reversed prior period divestiture reserves of $2.4 million related to Investor Services Group due to the passage of certain contractual indemnification provisions. Investor Services Group was divested in the fourth quarter of 1999.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table summarizes the Company’s utilization of restructuring accruals for the six months ended June 30, 2003:

(in millions)	Employee Severance	Facility Closure
Remaining accrual at December 31, 2002	$1.5	$4.4
Cash payments and other	(0.3)	(0.9)

Remaining accrual at June 30, 2003	$1.2	$3.5

Note 4: Investments in Affiliates

Operating results include the Company’s proportionate share of income from affiliates, which consist of unconsolidated investments and joint ventures accounted for under the equity method of accounting. The most significant of these affiliates are related to the Company’s merchant bank alliance program.

A merchant bank alliance, as it pertains to investments accounted for under the equity method, is a joint venture between FDC and a financial institution that combines the processing capabilities of the Company with the visibility and distribution channel of the bank. The joint ventures acquire credit and debit card transactions from merchants. The Company provides processing and other services to the joint ventures and charges fees to the joint venture primarily based on contractual pricing. These fees have been separately identified on the face of the Consolidated Statements of Income.

At June 30, 2003, there were twelve affiliates accounted for under the equity method of accounting, comprised of six merchant alliances and six strategic investments in companies in related markets, including Western Union agents. During the second quarter 2003, the Company sold a portion of its interest in the Nihon Card Processing Co. Ltd. joint venture decreasing the Company’s ownership from 35% to 9.5%. As a result, the joint venture is no longer accounted for under the equity method. The 2002 amounts reflect the retroactive consolidation, back to January 1, 2002, of the Huntington Merchant Services, Wachovia Merchant Services and Wells Fargo Merchant Services alliances based on the Company gaining a controlling interest in each of these alliances in the third quarter of 2002. The presentation below, therefore, excludes results and balances for these three entities for 2002.

A summary of financial information for the merchant alliances and other affiliates accounted for under the equity method of accounting is as follows:

(in millions)	June 30, 2003	December 31, 2002
Total assets	$4,669.1	$3,406.2
Total liabilities	3,581.6	2,326.2

	Three months ended June 30,		Six months ended June 30,
(in millions)	2003	2002	2003	2002
Net operating revenues	$339.8	$304.1	$666.8	$569.6
Operating expenses	236.4	214.7	480.6	403.8

Operating income	103.4	89.4	186.2	165.8

Net income	84.8	69.6	151.9	133.1

FDC share of net income	45.7	34.0	81.5	64.4
Amortization expense	6.9	6.0	13.7	12.3

FDC equity earnings	$38.8	$28.0	$67.8	$52.1

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The primary components of assets and liabilities are settlement-related accounts as described in Note 5 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2002.

The formation of a merchant alliance generally involves the Company and a financial institution each contributing merchant contracts to the alliance and a cash payment from one owner to the other to achieve the desired ownership percentage for each. The asset amounts reflected above are owned by the alliances and other equity method investees and do not include any of such payments made by the Company. The amount by which the Company’s total investments in joint ventures exceeded its proportionate share of the joint ventures’ net assets totaled $539.3 million and $544.6 million at June 30, 2003 and December 31, 2002, respectively.

Note 5: Borrowings

The Company’s commercial paper borrowings at June 30, 2003 and December 31, 2002 were $838.7 million and $349.9 million, respectively. The Company’s commercial paper program is supported by a $1.1 billion revolving credit facility.

During the second quarter of 2003, the Company filed a $1.8 billion shelf registration providing for the issuance of debt and equity securities. In addition, the Company had $200 million remaining available under the first quarter 2001 registration. On July 30, 2003, the Company issued $500 million of 3.375% senior notes due August 1, 2008 and $500 million of 4.7% senior notes due August 1, 2013 under these shelf registrations. The Company received net proceeds of $495.9 million and $496.7 million on these issuances, respectively, which will be used to repay a portion of outstanding commercial paper, and for general corporate purposes and repurchases of the Company’s common stock. In conjunction with the debt offering, the Company entered into five and 10 year interest rate swaps with notional amounts of $250 million each to receive interest at the coupon rate of the debt and to pay interest at a variable rate equal to LIBOR plus 0.03% and 0.20% respectively. The weighted average interest rate on the five and 10 year notes on July 30, 2003 was 2.4% and 3.2%, respectively. After the July 2003 issuance, $1 billion remained under the shelf registration.

The Company issued a seven-year $50 million convertible debenture in December 1998. In December 2002, $33.3 million of the note was converted into 1.83 million shares, and during May 2003 the remaining $16.7 million note was converted into approximately 0.91 million shares.

Note 6: Comprehensive Income

The components of comprehensive income are as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income	$353.8	$298.6	$646.4	$542.9
Foreign exchange effect	51.3	32.2	60.9	30.6
Unrealized (loss) on hedging activities	(50.6)	(109.3)	(50.0)	(56.3)

Unrealized gain on securities (a)	54.7	145.6	69.2	100.3

Total comprehensive income	$409.2	$367.1	$726.5	$617.5

(a)	Net of reclassification adjustment for realized gains included in the “investment income, net” component of revenues and net income. The net income impact of the gains is $22.5 million and $40.1 million for the three and six months ended June 30, 2003, respectively, and $10.7 million and $21.0 million for the comparable periods in 2002.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 7: Segment Information

For a detailed discussion of the Company’s principles regarding its operating segments as defined by SFAS No. 131 “Disclosures About Segments of an Enterprise and Related Information,” refer to Note 16 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

The following table presents the Company’s operating segment results for the three and six months ended June 30, 2003 and 2002:

Three months ended June 30, 2003	Payment Services	Merchant Services	Card Issuing Services	Emerging Payments	All Other and Corporate	Totals
(in millions)

Revenues:
Transaction and processing service fees	$801.0	$529.8	$335.2	$19.9	$18.6	$1,704.5
Check verification and guarantee services	—	101.6	—	—	—	101.6
Investment income, net	92.7	2.3	—	—	—	95.0
Professional services	—	8.3	11.0	11.0	1.0	31.3
Software licensing and maintenance	—	0.5	4.8	6.9	—	12.2
Product sales and other	0.9	91.5	4.7	—	—	97.1
Reimbursable postage and other	1.5	3.6	152.2	—	—	157.3
Equity earnings in affiliates (a)	0.2	45.4	0.3	—	—	45.9
Interest income	—	0.1	0.6	0.3	0.4	1.4

Total segment reporting revenues	$896.3	$783.1	$508.8	$38.1	$20.0	$2,246.3

Internal revenue and pretax equivalency	$66.0	$8.9	$7.8	—	$2.1	$84.8
External revenue	830.3	774.2	501.0	$38.1	17.9	2,161.5
Depreciation and amortization	28.8	63.1	46.2	2.7	4.2	145.0
Operating profit (loss)	304.8	216.9	73.8	(3.7)	(23.9)	567.9
Investment gains and (losses)	—	—	—	(0.5)	0.4	(0.1)

Three months ended June 30, 2002	Payment Services	Merchant Services	Card Issuing Services	Emerging Payments	All Other and Corporate	Totals
(in millions)

Revenues:
Transaction and processing service fees	$702.1	$474.2	$318.0	$19.9	$22.2	$1,536.4
Check verification and guarantee services	—	96.3	—	—	—	96.3
Investment income, net	74.3	3.4	—	—	—	77.7
Professional services	—	6.8	16.1	10.9	0.7	34.5
Software licensing and maintenance	—	1.5	6.5	9.5	—	17.5
Product sales and other	1.2	76.0	0.1	—	—	77.3
Reimbursable postage and other	2.2	3.6	122.8	—	—	128.6
Equity earnings in affiliates (a)	(0.2)	35.5	(1.3)	—	—	34.0
Interest income	—	0.1	0.1	0.3	0.7	1.2

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Total segment reporting revenues	$779.6	$697.4	$462.3	$40.6	$23.6	$2,003.5

Internal revenue and pretax equivalency	$62.7	$7.1	$8.6	—	—	$78.4
External revenue	716.9	690.3	453.7	$40.6	$23.6	1,925.1
Depreciation and amortization	22.2	59.3	41.4	4.4	4.4	131.7
Operating profit (loss)	245.7	194.0	90.5	(4.0)	(10.7)	515.5
Restructuring, impairments, litigation and regulatory settlements, investment gains and (losses) and divestitures, net	(30.0)	—	1.8	(13.7)	10.5	(31.4)

Six months ended June 30, 2003	Payment Services	Merchant Services	Card Issuing Services	Emerging Payments	All Other and Corporate	Totals
(in millions)

Revenues:
Transaction and processing service fees	$1,568.1	$1,012.4	$674.3	$39.5	$38.1	$3,332.4
Check verification and guarantee services	—	194.0	—	—	—	194.0
Investment income, net	175.9	4.6	—	—	—	180.5
Professional services	—	15.8	24.9	21.1	1.6	63.4
Software licensing and maintenance	—	1.8	8.1	13.5	—	23.4
Product sales and other	2.0	161.7	4.7	—	—	168.4
Reimbursable postage and other	3.3	7.7	318.3	—	—	329.3
Equity earnings in affiliates (a)	(0.5)	82.3	0.8	—	—	82.6
Interest income	—	0.1	1.2	0.7	0.7	2.7

Total segment reporting revenues	$1,748.8	$1,480.4	$1,032.3	$74.8	$40.4	$4,376.7

Internal revenue and pretax equivalency	$130.4	$17.6	$15.5	—	$4.7	$168.2
External revenue	1,618.4	1,462.8	1,016.8	$74.8	35.7	4,208.5
Depreciation and amortization	57.8	124.7	91.8	5.5	8.6	288.4
Operating profit (loss)	585.5	371.3	149.5	(7.7)	(45.0)	1,053.6
Investment gains and (losses)	—	—	—	(0.6)	0.4	(0.2)

Six months ended June 30, 2002	Payment Services	Merchant Services	Card Issuing Services	Emerging Payments	All Other and Corporate	Totals
(in millions)

Revenues:
Transaction and processing service fees	$1,341.6	$897.6	$634.5	$38.8	$43.9	$2,956.4
Check verification and guarantee services	—	180.9	—	—	—	180.9
Investment income, net	152.5	6.8	—	—	—	159.3
Professional services	—	13.1	32.6	12.4	1.2	59.3
Software licensing and maintenance	—	2.9	9.9	15.1	—	27.9
Product sales and other	2.4	146.7	0.1	—	—	149.2
Reimbursable postage and other	2.8	5.9	238.9	—	—	247.6
Equity earnings in affiliates (a)	(0.6)	66.6	(1.6)	—	—	64.4
Interest income	—	0.2	0.2	1.2	1.2	2.8

Total segment reporting revenues	$1,498.7	$1,320.7	$914.6	$67.5	$46.3	$3,847.8

Internal revenue and pretax equivalency	$124.1	$11.9	$14.4	—	—	$150.4
External revenue	1,374.6	1,308.8	900.2	$67.5	$46.3	3,697.4

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Depreciation and amortization	42.5	116.4	81.6	7.5	9.3	257.3
Operating profit (loss)	476.0	337.3	175.0	(12.4)	(31.4)	944.5
Restructuring, impairments, litigation and regulatory settlements, investment gains and (losses) and divestitures, net	(30.0)	(6.0)	(1.1)	(19.2)	10.3	(46.0)

The following table presents a reconciliation of the total segment and all other and corporate revenue to consolidated revenue, and reported segment and all other and corporate operating profit to income before income taxes, minority interest and equity earnings in affiliates as reported on the Consolidated Statements of Income.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2003	2002	2003	2002
Revenues:
Total reported segments	$2,226.3	$1,979.9	$4,336.3	$3,801.5
All other and corporate	20.0	23.6	40.4	46.3

Subtotal	2,246.3	2,003.5	4,376.7	3,847.8

Adjustments for items included in segment and all other and corporate revenues: (b)
Equity earnings in affiliates (a)	(45.9)	(34.0)	(82.6)	(64.4)
Interest income	(1.4)	(1.2)	(2.7)	(2.8)
Eliminations (c)	(84.8)	(78.4)	(168.2)	(150.4)

Consolidated revenue	$2,114.2	$1,889.9	$4,123.2	$3,630.2

Operating profit:
Total reported segments	$591.8	$526.2	$1,098.6	$975.9
All other and corporate	(23.9)	(10.7)	(45.0)	(31.4)

Subtotal	567.9	515.5	1,053.6	944.5

Adjustments for items included in segment and all other and corporate operating profit: (d)
Equity earnings in affiliates	(38.8)	(28.0)	(67.8)	(52.1)
Minority interest from segment operations (e)	32.3	29.8	57.2	52.1
Eliminations (f)	(57.0)	(54.1)	(112.6)	(105.3)
Interest expense	(25.5)	(28.6)	(51.9)	(59.3)
Restructuring, net	—	1.8	—	(7.1)
Impairments	—	(11.3)	—	(11.3)
Litigation and regulatory settlements	—	(30.0)	—	(30.0)
Investment gains and (losses)	(0.1)	5.7	(0.2)	—
Divestitures, net	—	2.4	—	2.4

Income before income taxes, minority interest and equity earnings in affiliates	$478.8	$403.2	$878.3	$733.9

(a)	Excludes equity losses that were recorded in expense of $0.2 million and $1.1 million for the three and six months ended June 30, 2003, respectively, and excludes the amortization related to the excess of the investment balance over FDC’s proportionate share of the investee’s net book value for 2003 and 2002.

(b)	Adjustments for items included in segment and all other and corporate revenues represent items that are included in segment and all other and corporate revenues but are excluded from total revenues on the Consolidated Statements of Income.
(c)	Represents elimination of adjustment to record payment services revenues on a pretax equivalent basis and elimination of intersegment revenue.
(d)	Adjustments for items included in segment and all other and corporate operating profit represent items that are included in segment operating profit but are excluded from “Income before income taxes, minority interest and equity earnings in affiliates” on the Consolidated Statements of Income.
(e)	Excludes minority interest attributable to items excluded from segment operations, as noted above.
(f)	Represents elimination of adjustment to record payment services profits on a pretax equivalent basis and elimination of intersegment operating profit.

	June 30, 2003	December 31, 2002
Assets (in millions):
Payment services	$18,675.7	$18,105.9
Merchant services	6,388.8	6,059.0
Card issuing services	1,631.4	1,636.0
Emerging payments	214.7	206.6
All other and corporate	792.4	583.7

Consolidated	$27,703.0	$26,591.2

Note 8: Commitments and Contingencies

On January 11, 2000, a putative class action was filed in a California state court against the Company and its subsidiaries, Western Union Financial Services, Inc. and Orlandi Valuta. The plaintiffs claimed that an undisclosed “commission” is charged by the Company or its subsidiaries when consumers transmit money to Mexico, in that the exchange rate used in these transactions is less favorable than the exchange rate that the Company or its subsidiaries receive when they trade dollars in the international money market. The plaintiffs asserted that the Company and its subsidiaries violated the law by failing to disclose this “commission” in advertising and in the transactions. The putative class consists of those persons who have used Western Union’s or Orlandi Valuta’s services after August 31, 1999 to transmit money from California to Mexico, or who have used the Western Union or Orlandi Valuta money transfer services to transmit money from California to Mexico and have opted out of one of the nationwide settlements of similar actions previously filed against the Company and its subsidiaries. The plaintiffs seek injunctive relief, imposition of a constructive trust, an accounting, restitution, compensatory and statutory damages alleged to be in excess of $500,000,000, statutory penalties in an amount of $1,000 for each offense, punitive damages, attorneys’ fees, prejudgment interest, and costs of suit. The parties to this action have reached a proposed settlement of all claims that includes the following: (1) Western Union and Orlandi Valuta will issue coupons for discounts on future money transfer transactions from California to Mexico to class members who transferred money from California to Mexico between January 1, 1987 and March 31, 2000; (2) the Company also will make a payment of $1.5 million to be distributed to charitable organizations that assist the Mexican and Mexican-American communities in the State of California; (3) injunctive relief requiring Western Union and Orlandi Valuta to make additional disclosures regarding their foreign exchange practices and to include a provision in new and renewed contracts with agents in Mexico prohibiting the imposition of an undisclosed charge on recipients of money transfers; and (4) reasonable attorneys’ fees, expenses and costs as well as the costs of settlement notice and administration. On October 7, 2002, the court issued an order preliminarily approving the proposed settlement and enjoining the prosecution of any action that asserts claims that would be resolved by the settlement. On August 4, 2003, the court issued an order granting final approval of the proposed settlement. If no appeal is filed, the settlement will become final, the terms of the settlement will be implemented, and all claims asserted against the Company, Western Union and Orlandi Valuta in the action will be resolved. If an appeal is filed and the judgment approving the settlement is reversed, the Company intends to vigorously defend this action.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

In 2001, two putative class actions based on similar factual allegations were filed in the United States District Court for the Eastern District of New York against the Company and its subsidiary, Western Union Financial Services, Inc. asserting claims on behalf of a putative worldwide class (excluding members of the settlement class of similar actions previously filed against the Company and its subsidiaries). These actions have been consolidated into a single action. The plaintiffs claim that the Company, Western Union and Orlandi Valuta impose an undisclosed “charge” when they transmit consumers’ money by wire either from the United States to international locations or from international locations to the United States, in that the exchange rate used in these transactions is less favorable than the exchange rate that Western Union and Orlandi Valuta receive when they trade currency in the international money market. Plaintiffs further assert that Western Union’s failure to disclose this “charge” in the transactions violates 18 U.S.C. section 1961 et seq. and state deceptive trade practices statutes, and also asserts claims for civil conspiracy. The plaintiffs seek injunctive relief, compensatory damages in an amount to be proven at trial, treble damages, punitive damages, attorneys’ fees, and costs of suit. The parties to this action reached a proposed settlement of all claims that includes the following: (1) Western Union (and, with respect to money transfer transactions from the U.S. other than California to Mexico, Orlandi Valuta) will issue coupons for discounts on future international money transfer transactions to customers who transferred money from the U.S. to certain countries other than Mexico between January 1, 1995 and approximately March 31, 2000 (for certain services, Western Union will issue coupons for transactions conducted as late as December 31, 2001), from anywhere in the U.S. other than California to Mexico between September 1, 1999 and March 31, 2000 (again, for certain services, Western Union will issue coupons for transactions conducted as late as December 31, 2001), from countries other than Canada to the U.S. between January 1, 1995 and March 31, 2000, and from Canada to the U.S. between January 1, 1995 and approximately July 31, 2002; (2) injunctive relief requiring Western Union and Orlandi Valuta to make additional disclosures regarding their foreign exchange practices; and (3) reasonable attorneys’ fees, expenses and costs as well as the costs of settlement notice and administration. The Court has granted conditional preliminary approval of the proposed settlement, granted conditional approval of the proposed form and manner of class notice, and scheduled a Fairness Hearing for April 9, 2004. If the settlement is not approved, the Company intends to vigorously defend this action.

During the three months ended June 30, 2002, the Company accrued $30.0 million as the estimated cost of settling the matters discussed in the preceding two paragraphs. The discounts on future money transfer transactions will be recognized as incurred.

In April 2003, the Office of Inspector General of the District of Columbia (the “OIG”) and the United States Attorney’s office for the District of Columbia concluded a review of alleged overpayments to Medicaid recipients from 1993 to 1996. During that time period, First Health Services Corporation (“First Health”) acted as the fiscal intermediary for the program. The OIG had alleged that First Health improperly allowed Medicaid payments to be made to ineligible recipients. In May 1997, the Company sold its interest in First Health to First Health Group Corp. and agreed to indemnify First Health Group Corp. for certain amounts. On or about April 23, 2003, the Company agreed to pay approximately $7.5 million in connection with the resolution of the issues involved in the investigation and received a release from any further liability in the matter. In prior years, the Company had accrued for the estimated loss for this matter in an amount approximating the settlement amount.

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

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

If the merger agreement with Concord EFS, Inc. is terminated by either party due to the entry of a government order prohibiting the merger on antitrust grounds or because the merger has not been completed by January 31, 2004 as a result of the failure to obtain necessary antitrust approvals, the Company will be required to pay Concord a termination fee of $25 million unless the parties otherwise agree.

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

FIRST DATA CORPORATION

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Business Overview

First Data Corporation (“FDC” or “the Company”) operates in four business segments: payment services, merchant services, card issuing services and emerging payments. The Company continues to focus on enhancing these core business areas. Among the actions the Company believes are necessary to maintain its market position is a focused effort to expand internationally, develop new products and services and enhance its processing platforms in response to Company growth, client requirements, changing technology and expanding e-commerce initiatives.

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

Business Developments

In April 2003, the Company signed a definitive agreement to merge with Concord EFS, Inc. (“Concord”) in an all-stock transaction valued at approximately $7 billion at the date of the first public announcement. The Company has agreed to exchange 0.40 FDC common shares for every Concord common share. To complete the transaction pursuant to the exchange ratio, FDC will issue approximately 200 million common shares to Concord shareholders. Upon completion of the merger, based on the number of FDC and Concord shares and options outstanding on April 30, 2003, FDC’s stockholders immediately prior to the merger will own approximately 79% of FDC’s outstanding shares on a fully diluted basis, and Concord’s former shareholders will own approximately 21%. The exchange of shares in the merger is expected to qualify as a tax-free reorganization, allowing Concord shareholders to defer any gain on their shares for U.S. income tax purposes. The transaction is subject to approval by the stockholders of each company, regulatory approval and other customary closing conditions.

The merger is subject to review by the Antitrust Division of the United States Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR”), as amended. FDC and Concord filed the required notification and report forms with the Federal Trade Commission and the Antitrust Division on April 10, 2003. On June 12, 2003, each of FDC and Concord received a request for additional information from the Antitrust Division in connection with the merger. This request effectively extends the waiting period for the merger under the Hart-Scott-Rodino Act until 30 days after both parties substantially comply with the request for additional information. The Company has been responding as expeditiously as possible to the request for additional information and is cooperating with the Antitrust Division in its investigation of the transaction. In addition, state antitrust authorities and private parties in certain circumstances could bring legal action under the antitrust laws seeking to enjoin the merger or seeking conditions to the completion of the merger.

The completion of the merger involving FDC and Concord depends upon the satisfaction of FDC that neither it nor any of its subsidiaries will become a bank holding company or financial holding company under the Bank Holding Company Act of 1956, as amended, on an ongoing basis as a result of the merger. In June 2003, the Company’s Colorado industrial bank subsidiary, First Financial Bank, along with Concord and its national bank subsidiary, Concord EFS National Bank, filed applications with the FDIC and the Colorado Division of Banking to transfer to First Financial Bank, through a series of transactions, certain assets and certain deposit and other liabilities of Concord EFS National Bank. Specifically, once all other conditions to the completion of the merger between the Company and Concord have been satisfied, Concord EFS National Bank will merge

FIRST DATA CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

into a newly formed interim Colorado industrial bank subsidiary of Concord, thereby terminating the charter of Concord EFS National Bank. Upon completion of the merger between the Company and Concord, the newly formed interim Colorado industrial bank will transfer certain assets, certain deposits and other liabilities to First Financial Bank and then merge into a nonbank affiliate. Certain of these transactions will be subject to the approval of federal and/or state banking regulators.

Subject to completion of the HSR clearance process and satisfaction of other regulatory and closing conditions contained in the merger agreement, the Company anticipates that the acquisition will close in the fourth quarter of 2003. The Company has selected Scott Betts, Executive Vice President of FDC, to lead the FDC integration effort.

On April 29, 2003 and May 1, 2003, it was reported that MasterCard and VISA, respectively, entered into agreements to settle class action litigation brought on behalf of merchants that accept their cards, led by Wal-Mart Stores Inc. and Sears, Roebuck & Co. According to the June 4, 2003 proposed settlement agreements, the settlements include monetary damages as well as agreements relating to the operating rules and competitive practices of the MasterCard and VISA networks. Currently, given the uncertainties regarding the proposed settlements and their effect on the complex competitive environment, the Company cannot assess the potential impact of these settlements on competing debit networks, including the NYCE debit network, majority owned by the Company, and the STARSM debit network, owned by Concord.

Payment Services

Western Union continued to expand its agent network with new global signings and renewals including, The Kroger Co., American Express Travel Related Services Company, Inc., Winn Dixie and certain other international agents.

The money transfer and payment instrument businesses are subject to extensive regulation in the U.S. and abroad. Western Union reached an agreement with the U.S. Department of the Treasury (the “Treasury Department”) regarding the Treasury Department’s determinations related to filings required under the Bank Secrecy Act (“BSA”) for transactions occurring throughout the United States. Without admitting to or denying the Treasury Department’s determinations, on March 6, 2003, Western Union entered into a Consent to the Assessment of Civil Money Penalty and Undertakings with the Treasury Department (the “Consent Agreement”) to achieve a nationwide resolution of Western Union’s liability under the BSA arising out of the facts set forth in the Consent Agreement. Pursuant to the Consent Agreement, Western Union agreed to make a monetary payment of $3.0 million to the Treasury Department and file additional reports and enhance its compliance program. The monetary payment of $3.0 million was recorded as a regulatory settlement charge in the 2002 results of operations.

Western Union’s money transfer business to, from or within a country may be affected by a number of political, regulatory compliance and economic factors. From time to time, transactions within or between countries may be limited or prohibited by law. Additionally, economic or political instability may make money transfers to, from or within a particular country impracticable, as when banks are closed, devaluation of the currency makes it difficult to manage exchange rates, or civil unrest makes access to Western Union agent locations unsafe. Immigration patterns, new regulations, changing economic conditions, the geo-political environment, competition and other factors can impact both transactions and revenues. Events such as these that occurred during the first six months of 2003 included Western Union suspending its business in Venezuela for approximately two months of the first quarter due to new regulations imposed by the Venezuelan government. The largest agent in Venezuela began paying inbound money transfers in late March 2003. However, outbound transfers remain suspended, and transaction volumes continue to be adversely impacted. The impact of the closure had less than a 1% effect on Western Union’s international revenue and transaction growth for the first six months of 2003.

FIRST DATA CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Card Issuing Services

As of June 30, 2003, the Company had a total of 315.5 million accounts on file, of which 287.8 million were domestic and 27.7 million were international. The Company experienced a decline in card accounts on file from 325.2 million at December 31, 2002 resulting from the deconversion of approximately 19 million bankcard accounts to a clients in-house system, partially offset by approximately 9 million account conversions. The deconversion of 19 million bankcard accounts was in connection with that client’s acquisition of a portfolio and its election to convert the bankcard accounts to its in-house systems. The client agreed to convert approximately the same number of retail accounts onto the Company’s system in 2003. Approximately 29 million retail accounts are expected to be converted in the second half of the year.

During the first six months of 2003, the average retail account generated approximately 28% of the revenue of a bankcard account depending upon the number of services outsourced to the Company. The decline in the retail account revenue as a percentage of a bankcard account resulted from the signing of a five-year extension of a long-term processing agreement with one of the segment’s largest customers, which is now under contract until 2016. This customer represents a significant portion of the retail card account pipeline. This signing had an adverse effect on the segment’s operating profit during the quarter.

As previously disclosed, in March 2003, Bank One Corp. notified the Company that it does not intend to renew its contract for processing services, which is scheduled to expire in June 2004. In order to facilitate the Bank’s deconversion schedule, the Company tentatively has agreed to continue providing processing services to the Bank up to September 2005 unless terminated earlier by Bank One upon six-months notice.

In March 2003, a customer of the card issuing business announced its private-label credit cards were no longer being accepted at its related merchant businesses, which will result in a reduction of 8 million accounts on file by the end of 2004. The customer’s related retail business subsequently filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As a result of these developments, the Company recorded a non-cash impairment charge of $16.5 million related to capitalized contract costs which were recorded in the 2002 results of operations, as there is substantial risk on the Company’s ability to collect contractual minimum payments. However, the Company intends to vigorously pursue collection of all payments due under the contract.

Based on the above changes to accounts on file and internal growth from the existing card account base, which takes into account the continued declines in the subprime market, the Company expects to have approximately 340 million accounts on file by year-end 2004.

During 2003, card issuing services installed certain system upgrades and enhancements in connection with its redesign of the North American card processing system, which was completed in the first quarter of 2003. Ongoing client specific system development will occur to support cardholder account conversions. Any unexpected delay in contracted client specific system development could postpone certain conversions and affect the segment’s revenue and operating profit.

Acquisitions

Merchant Services

On March 24, 2003 the Company acquired TeleCash Kommunikations-Service GmbH (“TeleCash”). TeleCash is a Germany-based electronic payment network operator that enables merchants to accept a variety of electronic payment types through a network of point-of-sale terminals. This acquisition allows the Company to expand its commitment to meet the international payment processing needs of banks and merchants.

FIRST DATA CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

In the third quarter of 2002, the Company acquired a controlling interest in three existing merchant alliances. In July 2002, the Company acquired substantially all of the bank’s 50% ownership interest in Huntington Merchant Services. In August 2002, the Company acquired the bank’s 50% ownership interest in Wachovia Merchant Services. In September 2002, the Company obtained an increased ownership interest in its alliance with Wells Fargo Bank by contributing merchants from its Unified Merchant Services portfolio. Additionally, the Wells Fargo alliance was restructured to give the Company management control over the business. In the third quarter of 2002, revenues and expenses were retroactively restated to January 1, 2002, to reflect these three alliances as consolidated subsidiaries. These alliances were previously accounted for under the equity method of accounting. The following summarizes the impact of retroactively consolidating the results of these alliances back to January 1, 2002 for the first six months of 2002:

Consolidated Results
(in millions)	Six months ended June 30, 2002 as previously reported	Consolidating entries	Six months ended June 30, 2002 consolidated
Revenue	$3,493.1	$137.1	$3,630.2
Operating profit	704.0	84.0	788.0
Income before income taxes, minority interest and equity earnings in affiliates	649.9	84.0	733.9
Minority interest	(5.0)	(42.0)	(47.0)
Equity earnings in affiliates	94.1	(42.0)	52.1
Net income	542.9	—	542.9

Emerging Payments

In June 2003, govONE Solutions, LP, an eONE Global, LP operating company, acquired the assets of Frank Solutions Inc. (“FSI”). FSI is a provider of interactive voice response and web response systems and professional services for state and local governments.

Results of Operations

The following discussion for both consolidated results of operations and segment results refers to the three and six-month periods ended June 30, 2003 versus the same periods in 2002. Consolidated results should be read in conjunction with segment results, which provide more detailed discussions around certain Consolidated Statement of Income components.

For a detailed discussion of the Company’s components of revenue and expenses, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Consolidated

	Three months ended June 30,		Change
(in millions)
	2003	2002	Amount	Percentage
Revenues:
Transaction and processing service fees	$1,792.2	$1,619.3	$172.9	11%
Investment income, net	38.2	25.7	12.5	49%
Professional services	24.7	29.3	(4.6)	(16)%
Software licensing and maintenance	12.2	17.5	(5.3)	(30)%

FIRST DATA CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Product sales and other	95.1	75.9	19.2	25%
Reimbursable postage and other	151.8	122.2	29.6	24%

	$2,114.2	$1,889.9	$224.3	12%

Expenses:
Cost of services	$1,049.0	$939.1	$109.9	12%
Cost of products sold	55.0	47.3	7.7	16%
Selling, general and administrative	355.4	319.3	36.1	11%
Reimbursable postage and other	151.8	122.2	29.6	24%
Other operating expenses, net	—	39.5	(39.5)	NM

	Six months ended June 30,		Change
(in millions)
	2003	2002	Amount	Percentage
Revenues:
Transaction and processing service fees	$3,498.5	$3,112.0	$386.5	12%
Investment income, net	68.1	55.6	12.5	22%
Professional services	51.0	49.3	1.7	3%
Software licensing and maintenance	23.4	27.9	(4.5)	(16)%
Product sales and other	163.9	147.7	16.2	11%
Reimbursable postage and other	318.3	237.7	80.6	34%

	$4,123.2	$3,630.2	$493.0	14%

Expenses:
Cost of services	$2,083.5	$1,843.3	$240.2	13%
Cost of products sold	99.4	93.7	5.7	6%
Selling, general and administrative	694.3	619.1	75.2	12%
Reimbursable postage and other	318.3	237.7	80.6	34%
Other operating expenses, net	—	48.4	(48.4)	NM

The increases in transaction and processing service fees for both the three and six-month periods are attributable to:

•	Western Union’s consumer-to-consumer money transfer transaction growth of 20% and 21%, respectively, and branded consumer-to-business transaction growth, which represent transactions directly processed by the Company, of 15% and 14%, respectively; and
•	Merchant service’s North America merchant dollar volume growth of 23% and 22%, respectively, and North America merchant transaction growth of 25% and 24%, respectively.

Branded consumer-to-business transactions for 2002 include transactions for E Commerce Group and Paymap, acquired in April 2002 and June 2002, respectively, as if they were consolidated subsidiaries as of January 1, 2002 to provide a more meaningful comparison. Although processing revenue increased in the card issuing services segment, it continued to experience pricing pressure and declining volume from the subprime market. Acquisitions that occurred during the latter part of 2002 contributed to the transaction and processing service fee growth, as discussed in segment results below.

The increase in investment income was attributable to lower commissions paid to selling agents resulting from lower short-term rates, and incremental realized net gains of approximately $19 million and $31 million for the three and six-month periods related to the liquidation of certain portfolio investments, offset by lower yields on certain

FIRST DATA CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

investments and realized losses on derivative instruments used to hedge commissions paid to selling agents. On a pretax equivalent basis (i.e., as if investment earnings on nontaxable investments were fully taxable at FDC’s marginal tax rate), investment income increased 22% for the three-month period from $77.7 million to $95.0 million and increased 13% for the six-month period from $159.3 million to $180.5 million.

The decline in professional services revenue for the three-month period is attributable to a decline in custom programming requests from certain card issuing services customers. The increase for the six-month period related to the April 2002 acquisition of GovConnect, which contributed an incremental $9.0 million because results were included for six months in 2003 versus three months in 2002. The $9.0 million increase was offset by the decline in custom programming requests from card issuing services customers.

The decline in software licensing and maintenance revenue related to fewer software license agreements in 2003 due to the completion of certain license agreements in 2002.

The increase in product sales and other revenue for the three and six-month periods is attributable to the acquisition of TeleCash at the end of March 2003, which contributed approximately $15 million in the second quarter, and 2003 contract termination fees of $4.7 million in the card issuing services segment. In addition, the Company recorded a $20 million pretax gain related to the termination of a merchant alliance in the second quarter of 2003, compared to a similar pretax gain of $15 million related to the sale of a merchant portfolio and contract termination fees of $5 million recognized in the same period in 2002.

The increase in reimbursable postage and other revenue and the corresponding expense for the three and six months is attributable to volume increases due to new print and mail customers and a postage rate increase in June 2002.

Cost of services as a percentage of service revenues (transaction and processing service fees and professional services) remained constant for both the three and six month periods. The increase in the dollar amount of cost of services resulted from growth in core businesses, business acquisitions and an increase in agent commissions, which correlates with increased revenue.

The increase in cost of products sold for the three and six month periods in 2003 is attributable to the acquisition of TeleCash.

The increase in selling, general and administrative expenses during the three and six month periods in 2003 relates to the impact of business acquisitions, increased costs at corporate to keep pace with Company growth and increased costs associated with the build-up of an international infrastructure to allow for continued growth, partially offset by focused expense management. As a percentage of total revenue, selling, general and administrative expenses remained constant at 17% for the three and six-month periods.

Other operating expenses related to restructuring, asset impairments and litigation and regulatory settlements totaled $39.5 million and $48.4 million for the three and six month periods in 2002. There were no net other operating expenses in 2003.

The Company recorded $8.9 million in restructuring charges for the three months ended March 31, 2002. These charges were comprised of employee severance costs totaling $8.4 million and $0.5 million related to lease termination losses. Severance charges resulted from the termination of 281 employees, representing all levels of employees and less than 1% of the Company’s workforce. The amount attributable to merchant services was $6.0 million. The charges related to streamlining the span of management control and elimination of job redundancies across many departments at most employee levels within the merchant acquiring business. The merchant services restructuring plans were completed in the second quarter of 2002. The amount attributable to emerging payments was

FIRST DATA CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

$2.4 million, which related to a reduction in force and closure of a leased facility for the SurePay business to adjust its employee base to match the slower-than-expected participation in the business-to-business exchange marketplace. The emerging payments restructuring plans were completed in the first quarter of 2002. The amount attributable to card issuing was $0.3 million, related to consolidating the Tulsa data center operations, which was completed in the first quarter of 2002. The amount attributable to all other and corporate was $0.2 million, related to the elimination of duplicative positions due to the integration of the Achex, Inc. (“Achex”) acquisition, which was completed in the first quarter of 2002. The Company did not record any restructuring charges during the three months ended June 30, 2002 and the three and six months ended June 30, 2003.

The Company reversed prior period restructuring reserves of $1.8 million for the three and six months ended June 30, 2002. Of the $1.8 million release, $1.5 million related to the third quarter 2000 restructuring charge related to the United Kingdom-based operations of the card issuing services segment. The change in estimate related to this charge was caused by pension obligations associated with severed employees being less than anticipated.

The Company recorded an asset impairment charge of $11.3 million during the three months ended June 30, 2002. The charge related to SurePay’s capitalized business-to-business software development costs in the emerging payments segment. The impairment resulted from the second quarter 2002 decision to cease SurePay platform development efforts. During 2003, the SurePay operations were ceased and the remaining assets were transferred to the merchant services segment.

The Company recorded a charge of $30.0 million during the three months ended June 30, 2002 related to the anticipated settlement of various class action lawsuits pertaining to the Company’s money transfer business, including plaintiffs’ legal fees and other outside administrative costs.

The following table summarizes the Company’s utilization of restructuring accruals for the six months ended June 30, 2003 (in millions):

	Employee Severance	Facility Closure
Remaining accrual at December 31, 2002	$1.5	$4.4
Cash payments and other	(0.3)	(0.9)

Remaining accrual at June 30, 2003	$1.2	$3.5

Interest expense decreased 11% to $25.5 million and 12% to $51.9 million for the three and six-month periods in 2003, respectively. The decrease was attributable to the average interest rate decreasing 0.35 percentage points on comparable average total debt balances.

The Company recorded $0.1 million and $0.2 million of net investment losses during the three-months and six-months ended June 30, 2003, respectively. The Company recorded $5.7 million of net investment gains during the three-months ended June 30, 2002 relating to an $8.1 million gain on the sale of a portion of the Company’s investment in CheckFree Holdings Corporation offset by a $2.4 million write-down to investments in e-commerce businesses in the emerging payments segment. These gains were offset by investment losses of $5.7 million during the first quarter of 2002, of which $2.6 million was attributable to the card issuing segment and $3.1 million was attributable to the emerging payments segment. The charges related to the write-down of investments in e-commerce businesses. These investments were written-down to fair value based on quoted market prices for public companies and for privately held companies by considering market conditions, offering prices, trends of earnings/losses, price multiples, financial position, new financing or other measures.

FIRST DATA CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

During the second quarter of 2003, the Company paid approximately $7.5 million in connection with the resolution of the issues involved in the investigation, by the Office of Inspector General of the District of Columbia, of alleged overpayments to Medicaid recipients by a former subsidiary. The Company received a release from any further liability in this matter. The payment was applied against the corresponding divestiture reserve.

During the three and six months ended June 30, 2002, the Company reversed prior period divestiture reserves of $2.4 million related to Investor Services Group due to the passage of certain contractual indemnification provisions. Investor Services Group was divested in the fourth quarter of 1999.

FDC’s effective tax rates for the three and six-month periods in 2003 were 27.1% and 27.3%, respectively, compared with 2002 rates of 26.2% and 26.5%. The calculation of the effective tax rate includes equity earnings in affiliates and minority interest in pretax income. The majority of minority interest and equity earnings relate to entities that are considered pass-through entities for income tax purposes. Restructuring charges and investment losses caused the effective tax rates for 2002 to be lower by 0.7% and 0.6% for the three and six-month periods, respectively.

The increase in minority interest expense for the three and six month periods in 2003 is attributable to eONE having reduced operating losses, restructuring charges and investment losses in 2003 compared to 2002.

The increase in equity earnings in affiliates for the three and six month periods in 2003 is attributable to increased revenue and profit of certain merchant alliances resulting from increased transaction volumes.

Net income of $353.8 million for the three-month period in 2003 increased 18% from $298.6 million in 2002. Restructuring, impairments, litigation and regulatory settlements, investment losses, and divestitures reduced 2002 net income for the three-month period by $17.6 million. Net income of $646.4 million for the six-month period in 2003 increased 19% from $542.9 million in 2002. Restructuring, impairments, litigation and regulatory settlements, investment losses, and divestitures reduced 2002 net income for the six-month period by $25.7 million.

Diluted earnings per share (“EPS”) increased 21% to $0.47 for the three-month period from 2002 EPS of $0.39. EPS increased 21% to $0.85 for the six-month period from 2002 EPS of $0.70. The increases are attributable to the increases in net income resulting from the items noted above and to a lesser extent, the reduction in weighted average shares outstanding.

Segment Results

For a detailed discussion of the Company’s principles regarding its operating segments, refer to “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Payment Services

	Three months ended June 30,		Change
(in millions)	2003	2002	Amount	Percentage
Revenues:
Transaction and processing service fees	$801.0	$702.1	$98.9	14%
Investment income, net	92.7	74.3	18.4	25%
Product sales and other	0.9	1.2	(0.3)	(25)%
Reimbursable postage and other	1.5	2.2	(0.7)	(32)%
Equity earnings in affiliates	0.2	(0.2)	0.4	NM

	$896.3	$779.6	$116.7	15%

FIRST DATA CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Operating profit	$304.8	$245.7	$59.1	24%
Operating margin	34.0%	31.5%	2.5 pts

Key indicators:
Consumer-to-consumer money transfer transactions (a)	20.0	16.6	3.4	20%
Branded consumer-to-business transactions (b)	33.1	28.9	4.2	15%

	Six months ended June 30,		Change
(in millions)	2003	2002	Amount	Percentage
Revenues:
Transaction and processing service fees	$1,568.1	$1,341.6	$226.5	17%
Investment income, net	175.9	152.5	23.4	15%
Product sales and other	2.0	2.4	(0.4)	(17)%
Reimbursable postage and other	3.3	2.8	0.5	18%
Equity earnings in affiliates	(0.5)	(0.6)	0.1	17%

	$1,748.8	$1,498.7	$250.1	17%

Operating profit	$585.5	$476.0	$109.5	23%
Operating margin	33.5%	31.8%	1.7 pts

Key indicators:
Consumer-to-consumer money transfer transactions (a)	38.0	31.3	6.7	21%
Branded consumer-to-business transactions (b)	66.5	58.3	8.2	14%

(a) Consumer-to-consumer money transfer transactions include North America and International consumer money transfer services.

(b) Branded consumer-to-business transactions include Quick Collect, EasyPay, PhonePay, Paymap’s Just-in-Time and Equity Accelerator services, and E Commerce Group’s SpeedPay transactions directly processed by E Commerce Group. Amounts for 2002 include transactions for E Commerce Group and Paymap as if they were consolidated subsidiaries for all periods to provide a more meaningful comparison.

During the first six months of 2003, Western Union continued to execute on its key strategies: expanding and diversifying global distribution; building and supporting the Western Union brand; and expanding Western Union product offerings and channels. Western Union continues to expand its agent network with new global signings and renewals. As of June 30, 2003, Western Union had approximately 164,000 locations. The current backlog contains more than 20,000 worldwide agent locations that have been signed and scheduled for installation within the next twelve months.

The improvement in transaction and processing service fee revenue was driven by total Western Union worldwide money transfer transaction growth, including both consumer-to-consumer and branded consumer-to-business transactions.

Money transfer transactions generated approximately 80% of the payment segment’s revenues for 2003 and 2002.

FIRST DATA CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Western Union money transfer revenues increased 17% and 19% for the three and six months ended June 30, 2003, respectively, and 13% and 15%, respectively, assuming a constant exchange ratio between the euro and the U.S. dollar. Expenses are similarly affected by the exchange ratio with the euro, which mitigated the effect of the euro on operating profit. International money transfer revenue drove much of this revenue growth, increasing 26% for both the three and six months ended June 30, 2003, with transaction growth of 27% for the three and six months ended June 30, 2003, compared with the same periods in 2002. International money transfer revenue includes U.S. outbound transactions destined for foreign countries other than Mexico and Canada. The table below presents the components of money transfer revenues by percentage of total money transfer revenue:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Consumer-to-consumer:
International	55%	52%	54%	51%
Domestic (including Canada)	19%	22%	19%	22%
Mexico	7%	7%	7%	7%
Consumer-to-business	19%	19%	20%	20%

The increase in consumer-to-consumer transactions resulted, in part, from the growth in the agent base, which increased 26% over 2002, to approximately 164,000 worldwide agent locations as of June 30, 2003. Western Union continued to expand its agent base through new signings domestically and internationally during the quarter. Western Union has a twelve-month backlog of more than 20,000 agent locations and expects to finish the year with more than 180,000 worldwide agent locations.

Branded consumer-to-business transactions are transactions directly processed by the Company. The growth in this market was driven by strong selling and marketing efforts and by the diversification of product offerings through the acquisitions of Paymap and E Commerce Group in April 2002 and June 2002, respectively. The growth rates noted above were impacted by lower industry delinquency rates with mortgage payments, automotive payments and telecommunication payments, which could continue to adversely affect the consumer-to-business market.

Prepaid stored-value transactions grew 34% and 38% for the three and six months ended June 30, 2003. Growth in this market was driven by ValueLink entering into agreements with several new and existing First Data clients.

The increase in investment income for both the three and six months ended June 30, 2003 is due to average investable balances growing 23% and 19%, respectively, and lower short-term rates, which resulted in lower commissions paid to selling agents, and incremental realized pretax gains of approximately $19 million and $31 million, respectively, on the liquidation of certain portfolio investments, offset by lower yields on certain investments and realized losses on derivative instruments used to hedge commissions paid to selling agents. The investment portfolio balance is driven largely from sales of official checks by selling agents. Payment services reports investment income and operating profit on a pretax equivalent basis (i.e., as if investment earnings on settlement assets, which are substantially all nontaxable, were fully taxable at FDC’s marginal tax rate). The impact of reporting segment revenue and operating profit on this basis is eliminated in consolidation.

Operating profit and margins (on a pretax equivalent basis) for the three and six months ended June 30, 2003, increased due to the increase in transaction and processing service fee revenue described above, increased investment income, focused expense management and Six Sigma initiatives, which have helped to improve margins. Six Sigma is a methodology to measure and improve a company’s operational performance by identifying and eliminating defects in the existing processes. These improvements were partially offset by increased headcount and increased spending on regulatory compliance.

FIRST DATA CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Merchant Services

	Three months ended June 30,		Change
(in millions)	2003	2002	Amount		Percentage
Revenues:
Transaction and processing service fees	$529.8	$474.2	$55.6		12%
Check verification and guarantee services	101.6	96.3	5.3		6%
Investment income, net	2.3	3.4	(1.1)		(32)%
Professional services	8.3	6.8	1.5		22%
Software licensing and maintenance	0.5	1.5	(1.0)		(67)%
Product sales and other	91.5	76.0	15.5		20%
Reimbursable postage and other	3.6	3.6	—		—
Equity earnings in affiliates	45.4	35.5	9.9		28%
Interest income	0.1	0.1	—		—

	$783.1	$697.4	$85.7		12%

Operating profit	$216.9	$194.0	$22.9		12%
Operating margin	27.7%	27.8%	(0.1	) pts

Key indicators:
North America merchant dollar volume (billions) (a)	$168.5	$137.5	$31.0		23%
North America merchant transactions (millions) (a)	3,111.3	2,481.4	629.9		25%

	Six months ended June 30,		Change
(in millions)	2003	2002	Amount		Percentage
Revenues:
Transaction and processing service fees	$1,012.4	$897.6	$114.8		13%
Check verification and guarantee services	194.0	180.9	13.1		7%
Investment income, net	4.6	6.8	(2.2)		(32)%
Professional services	15.8	13.1	2.7		21%
Software licensing and maintenance	1.8	2.9	(1.1)		(38)%
Product sales and other	161.7	146.7	15.0		10%
Reimbursable postage and other	7.7	5.9	1.8		31%
Equity earnings in affiliates	82.3	66.6	15.7		24%
Interest income	0.1	0.2	(0.1)		(50)%

	$1,480.4	$1,320.7	$159.7		12%

Operating profit	$371.3	$337.3	$34.0		10%
Operating margin	25.1%	25.5%	(0.4	) pts

Key indicators:
North America merchant dollar volume (billions) (a)	$316.2	$259.4	$56.8		22%
North America merchant transactions (millions) (a)	5,838.5	4,693.7	1,144.8		24%

FIRST DATA CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

(a)	North America merchant dollar volume includes Visa and MasterCard credit and off-line debit and PIN-based debit at point-of-sale. North America Merchant transactions include Visa and MasterCard credit and off-line debit, processed-only customer transactions and PIN-based debit at point-of-sale.

Transaction and processing service fee revenue growth in merchant services was driven by increased dollar volume and transactions processed, which included strong growth in the PIN-based debit market and the impact of business acquisitions.

Core merchant businesses, consisting of FDMS (including equity earnings from merchant alliances), PayPoint and NYCE, contributed 87% and 86% of the total transaction and processing service fee revenue and equity earnings for the three and six-month periods, respectively, and are the drivers of this revenue growth. Revenue from these core businesses grew 16% for the three and six-months ended June 30, 2003, from $431.4 million and $812.8 million, respectively, in 2002 to $499.8 million and $946.7 million, respectively, in 2003. PayPoint, acquired in August 2002, contributed approximately 8% to the core transaction and processing service fee and equity earnings growth for the segment for the three and six-month periods. The revenue growth from acquisitions is enhanced due to the integration of such acquisitions into FDC’s infrastructure from the date of acquisition. Without the benefit of the PayPoint acquisition and other smaller strategic acquisitions, the core merchant business revenue growth, was approximately 7% and 8% for the three and six-month periods in 2003, respectively.

Check verification and guarantee service revenue growth for the three-month period in 2003 is due to growth in the Electronic Check Acceptance® service (“ECA®”) product. Growth for the six-month period is attributable to growth in the ECA service product and revenue from the acquisition of International Check Services, Inc. in April of 2002. These increases were offset by a decline in the paper check verification and guarantee activity and the effect of adopting Financial Accounting Standards Board (“FASB”) Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”).

Under FIN 45, the Company is required to defer revenue in the amount of the fair value of check guarantees until the settlement or expiration of the check guarantee for transactions occurring subsequent to December 31, 2002. The initial adoption reduced revenue and operating profit by $5.2 million for the first quarter of 2003. FIN 45 had minimal impact in the second quarter and will have minimal impact in future periods assuming no dramatic change in check guarantee revenue.

The increase in product sales and other revenue for the three and six-month periods is due to increased sales and leasing of point-of-sale terminals and other related equipment attributable to the acquisition of TeleCash in March 2003. The Company also recorded a $20 million gain on the sale of a merchant portfolio related to the termination of a merchant alliance in the second quarter of 2003, compared to a similar pre-tax gain of $15 million related to the sale of a merchant portfolio and contract termination fees of $5 million recognized in the same period in 2002.

The increase in equity earnings in affiliates for the three and six-month periods in 2003 is attributable to the increased revenue and profit of certain merchant alliances resulting from increased transaction volumes.

The increase in operating profits for the three and six-month periods are reflective of increased dollar volume and transactions, increased earnings from equity alliances, focused expense management, improved risk management practices within the TeleCheck business, and Six Sigma initiatives. The slight decline in operating margins for the three-month period as a percentage of revenue is attributable to acquisitions with lower margins, increased investment spending for international expansion and product and system development. The decline in operating margin for the six month period is attributable to the above factors plus the initial impact of adopting FIN 45.

FIRST DATA CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Card Issuing Services

	Three months ended June 30,		Change
(in millions)	2003	2002	Amount		Percentage
Revenues:
Transaction and processing service fees	$335.2	$318.0	$17.2		5%
Professional services	11.0	16.1	(5.1)		(32)%
Software licensing and maintenance	4.8	6.5	(1.7)		(26)%
Product sales and other	4.7	0.1	4.6		NM
Reimbursable postage and other	152.2	122.8	29.4		24%
Equity earnings in affiliates	0.3	(1.3)	1.6		NM
Interest income	0.6	0.1	0.5		NM

	$508.8	$462.3	$46.5		10%

Operating profit	$73.8	$90.5	$(16.7)		(18)%
Operating margin	14.5%	19.6%	(5.1	) pts

	Six months ended June 30,		Change
(in millions)	2003	2002	Amount		Percentage
Revenues:
Transaction and processing service fees	$674.3	$634.5	$39.8		6%
Professional services	24.9	32.6	(7.7)		(24)%
Software licensing and maintenance	8.1	9.9	(1.8)		(18)%
Product sales and other	4.7	0.1	4.6		NM
Reimbursable postage and other	318.3	238.9	79.4		33%
Equity earnings in affiliates	0.8	(1.6)	2.4		NM
Interest income	1.2	0.2	1.0		NM

	$1,032.3	$914.6	$117.7		13%

Operating profit	$149.5	$175.0	$(25.5)		(15)%
Operating margin	14.5%	19.1%	(4.6	) pts
Key indicators:
Card accounts on file (millions)	As of June 30,
	2003	2002
Domestic	287.8	291.9	(4.1)		(1)%
International	27.7	23.1	4.6		20%

Total	315.5	315.0	0.5		0%

The increase in transaction and processing service fees for the three and six-month periods in 2003 relates to an increase of approximately $47 million and $90 million, respectively, attributable to the following: internal growth, new business in print/mail and plastics, account conversions and a small acquisition in November 2002. Offsetting these increases were decreases of approximately $30 million and $51 million, respectively, related to pricing adjustments to certain contracts, discontinued operations of a customer, First Consumers National Bank, the discontinuance of a service offering in the U.K., certain volume related activity and a decrease in accounts on file for subprime customers.

As noted above, revenue growth was adversely affected by deterioration of accounts on file for subprime customers, which accounted for approximately 7% of card issuing services revenue for the three months ended June 30, 2003 compared to 10% for the three months ended June 30, 2002. Prior to

FIRST DATA CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

2002, the Company had experienced strong growth in this market; however, accounts on file for subprime customers continued to deteriorate in the first six months of 2003. Furthermore, heightened regulatory requirements (including increased capital and reserve requirements), material increases in delinquencies and charged off accounts and general economic conditions likely will constrain the ability of many customers in this market to maintain their existing account base in the near term. The net book value of capitalized costs related to subprime customers were $24.5 million as of June 30, 2003.

Professional service revenues are comprised of custom programming services. The decrease for both the three and six-month periods in 2003 is attributable to a decline in custom programming requests from certain PaySys customers.

The increase in product sales and other relates to contract termination fees recorded in 2003 of $4.7 million.

The increase in reimbursable postage and other for the three and six-month periods is attributable to postage rates increasing in June 2002 and an increase in mailing volumes attributable to new business commencing in the second half of 2002.

The operating profit decrease for the three and six-month periods is attributable to declines of approximately $37 million and $65 million, respectively, related to the following: an increase in the proportion of software development costs that were expensed, increased depreciation and amortization relating to the system redesign, pricing adjustments related to certain contracts, the previously noted impact of the subprime customers, lost business related to discontinued operations of First Consumers National Bank, certain volume related activity and increased investments in international markets. Offsetting these declines were increases of approximately $21 million and $39 million, respectively, attributable to internal growth and new business.

The decline in margins for both the three and six months ended June 30, 2003 were due to the items noted above.

Emerging Payments

	Three months ended June 30,		Change
(in millions)	2003	2002	Amount	Percentage
Revenues:
Transaction and processing service fees	$19.9	$19.9	$—	—
Professional services	11.0	10.9	0.1	1%
Software licensing and maintenance	6.9	9.5	(2.6)	(27)%
Interest income	0.3	0.3	—	—

	$38.1	$40.6	$(2.5)	(6%)

Operating loss	$(3.7)	$(4.0)	$0.3	8%
Operating margin	(9.7)%	(9.9)%	0.2 pts

	Six months ended June 30,		Change
(in millions)	2003	2002	Amount	Percentage
Revenues:
Transaction and processing service fees	$39.5	$38.8	$0.7	2%
Professional services	21.1	12.4	8.7	70%
Software licensing and maintenance	13.5	15.1	(1.6)	(11)%
Interest income	0.7	1.2	(0.5)	(42)%

	$74.8	$67.5	$7.3	11%

Operating loss	$(7.7)	$(12.4)	$4.7	38%
Operating margin	(10.3)%	(18.4)%	8.1 pts

FIRST DATA CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Transaction and processing service fees remained constant for the three-month period and increased slightly for the six-month period due to the acquisition of GovConnect in April 2002.

Professional services revenue remained constant for the three-month period, and the increase for the six-month period is due to the acquisition of GovConnect.

Software licensing and maintenance revenue declined for the three-month period due to an Encorus software license agreement that was completed in the second quarter of 2002.

The decline in operating losses for the three and six-month periods reflect 2002 losses of the SurePay operating unit, the activities of which were ceased in 2003.

All Other and Corporate

(in millions)	Three months ended June 30,		Change
	2003	2002	Amount	Percentage
Revenues:
Transaction and processing service fees	$18.6	$22.2	$(3.6)	(16)%
Professional services	1.0	0.7	0.3	43%
Interest income	0.4	0.7	(0.3)	(43)%

	$20.0	$23.6	$(3.6)	(15)%

Operating loss	$(23.9)	$(10.7)	$(13.2)	(123)%

(in millions)	Six months ended June 30,		Change
	2003	2002	Amount	Percentage
Revenues:
Transaction and processing service fees	$38.1	$43.9	$(5.8)	(13)%
Professional services	1.6	1.2	0.4	33%
Interest income	0.7	1.2	(0.5)	(42)%

	$40.4	$46.3	$(5.9)	(13)%

Operating loss	$(45.0)	$(31.4)	$(13.6)	(43)%

The decline in transaction and processing service fees for the three and six-month periods in 2003 was attributable to a decrease in volume with existing clients at Teleservices and Call Interactive.

The increase in the operating loss for the three and six-month periods is attributable to the decline in revenue and profitability at Teleservices and Call Interactive and an increase in spending for certain corporate initiatives.

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

FIRST DATA CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

FDC’s sources of liquidity during 2003 continue to be the Company’s cash generated from operating activities and proceeds from the issuance of commercial paper. The Company believes its current level of cash and short-term financing capabilities along with future cash flows from operations are sufficient to meet the needs of its existing businesses. The Company may from time to time seek longer-term financing to support additional cash needs or reduce short-term borrowings. During the second quarter of 2003 the Company filed a $1.8 billion shelf registration. On July 30, 2003 the Company issued $1.0 billion of five and 10 year notes under the shelf registration. The shelf registration and subsequent debt issuance are discussed in Cash Flows from Financing Activities below. The following discussion defines cash and cash equivalents and highlights the Company’s cash flow activities during the six months ended June 30, 2003 and 2002. In addition, information is provided regarding significant acquisitions, including the pending merger with Concord, and capital expenditures occurring in the future that may impact capital resources and liquidity.

Cash and Cash Equivalents

Highly liquid investments (other than those included in settlement assets) with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates market value. At June 30, 2003 and December 31, 2002, the Company held $1,051.6 million and $819.4 million in cash and cash equivalents, respectively. Automated teller machine (“ATM”) operating cash included in cash and cash equivalents at June 30, 2003 and December 31, 2002, was $157.3 million and $233.4 million, respectively.

Excluded from cash and cash equivalents at June 30, 2003 and December 31, 2002, were $169.3 million and $160.5 million, respectively, of required investments in connection with money transfer operations and $100.0 million and $70.0 million, respectively, of required investments in connection with FDC’s merchant card settlement operations. The increase of $30.0 million in investments related to merchant card settlement operations results from new VISA rules effective March 2003 that increased the minimum capital requirements for certain banks. Also excluded from cash and cash equivalents were escrow funds of $34.6 million and $27.7 million at June 30, 2003 and December 31, 2002, respectively. Amounts excluded from cash and cash equivalents are included in “other assets” on the Consolidated Balance Sheets.

Cash Flows from Operating Activities

The Company’s cash flows from operations for the six months ended June 30, 2003 were $1,006.7 million compared to $951.3 million for the comparable period in 2002. The $55.4 million increase in cash flows from operations resulted from an increase in net income offset by a decrease in working capital items.

Depreciation and amortization expense was $288.4 million for the first six months of 2003 versus $257.3 million for the comparable period in 2002. The increase of $31.1 million is due to an $8.0 million increase resulting from acquisitions, a $2.6 million increase due to assets capitalized in 2002 related to the redesign of the North American card processing system and the remaining $20 million increase results from an overall increase in capitalized property, plant and equipment, payments to secure customer contracts and systems development costs.

Other non-cash items resulted in a source of $2.5 million for the six months ended June 30, 2003 compared to a source of $32.2 million for the first six months of 2002. The change in other non-cash items results from $0.2 million in net investment losses taken in 2003 compared to $46.0 million in net charges related to restructuring, business divestitures, litigation and impairment charges in 2002. Offsetting the decrease is an increase of $10.0 million in minority interest expense resulting from a decrease in operating losses associated with the emerging payments segment. Before considering working capital items, cash flows from operations increased $104.9 million.

FIRST DATA CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Working capital items include “accounts receivable”, “other assets” and “accounts payable and other liabilities” on the Consolidated Balance Sheets. The positive operating cash flow impact of working capital items decreased $49.5 million for the six months ended June 30, 2003 compared to the same period in 2002. The change in accounts receivable is a result of the timing of collections compared to billings. The increased use of cash from accounts payable results from timing of payments for vendor invoices. The decreased source of cash from income taxes results from increased estimated tax payments made in the current year compared to 2002.

The Company utilized cash flows from operating activities for the six months ended June 30, 2003 to reinvest in existing businesses through capital expenditures, fund acquisitions, purchase treasury shares and pay dividends.

Cash Flows from Investing Activities

The Company’s net cash used in investing activities for the six months ended June 30, 2003 was $376.2 million compared to $449.5 million for the comparable period in 2002. FDC reinvests cash in its existing businesses to expand its processing capabilities through property and equipment additions and to establish customer processing relationships through initial contract payments, conversion costs and systems development. The following table discloses amounts capitalized related to the above noted items.

	Six months ended June 30,
	2003	2002
(in millions)

Customer contracts	$70.1	$17.8
Conversion costs	31.5	19.0
Systems development	29.6	63.1
Other intangible assets	6.0	0.1

	137.2	100.0
Property and equipment	81.7	121.8

	$218.9	$221.8

The increase in amounts capitalized for customer contracts relates to initial contract payments. The increase in conversion costs relates to the card issuing services segment. The decrease in systems development expenditures results from amounts capitalized in 2002 related to the redesign of the North American card processing system, which is complete. Amounts capitalized for property and equipment primarily relate to land purchased for construction of a new facility for the merchant services segment as well as expenditures for electronic data processing equipment and other equipment, including terminals and production equipment. Capital expenditures for full year 2003 are expected to be approximately $450 million compared to $418.3 million for 2002.

Cash outlays for acquisitions totaled $115.1 million and $273.8 million for the six months ended June 30, 2003 and 2002, respectively. During 2003 the Company acquired TeleCash for $102.5 million, net of $17.1 million cash acquired; acquired Frank Solutions, Inc.; invested in a joint venture; and acquired two merchant portfolios. During 2002 the Company acquired Paymap Inc., International Check Services, Inc., GovConnect, Inc., E Commerce Group Products, Inc. and a front-end authorization and capture business. In addition during 2002, the Company acquired a 25% ownership interest in Christopher C. Varvias & Associates S.A., its money transfer agent in Greece, and formed an alliance, SunTrust Merchant Services, LLC, with SunTrust Banks, Inc.

During the first six months of 2003, the Company had net cash outflows of $28.7 million related to prior year acquisitions resulting from payments of $34.2 million for contingent consideration offset by a $6.0 million receipt of

FIRST DATA CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

escrow cash related to a 2001 acquisition. The 2002 payments for prior year acquisitions of $146.0 million related to the $123.8 million payment of a promissory note associated with the December 2001 acquisition of Cardservice International, Inc. and $18.1 million in contingent consideration payments related to three other previous acquisitions.

FDC had a net cash outlay of $13.5 million for other investing activities during the six months ended June 30, 2003 compared to net proceeds of $192.1 million for the comparable period in 2002. The use of cash in 2003 results from a $44.3 million increase in regulatory/restricted cash balances offset by $26.0 million in proceeds from the sale of a merchant portfolio, and $10.3 million in proceeds from the sale of a portion of the Company’s interest in the Nihon Card Processing Co. Ltd. joint venture. The source of cash in 2002 resulted from the $86.7 million change in regulatory/restricted cash, net proceeds of $60.9 million related to the maturity of corporate investments, $20.4 million in proceeds from the sale of a merchant portfolio as well as $24.1 million received from the sale of a portion of the Company’s investment in CheckFree stock.

Cash Flows from Financing Activities

FDC’s financing activities include net proceeds and cash outlays related to the issuance and paydown of commercial paper, as well as other long-term debt and capital leases. The Company had net proceeds related to commercial paper of $488.9 million during the first six months of 2003 compared to net cash outlays of $63.6 million for the comparable period in 2002. The commercial paper balance outstanding as of June 30, 2003 was $838.7 million compared to $349.9 million as of December 31, 2002. For the first six months of 2003, commercial paper was used to meet short-term liquidity needs.

FDC has remaining available short-term borrowing authorization of approximately $0.8 billion at June 30, 2003 under the Company’s credit facility backed $1.1 billion commercial paper program, $300 million extendable commercial note program and $250 million in uncommitted bank credit lines.

A change in one of the Company’s credit ratings could result in higher borrowing rates for its commercial paper program and any future debt issuances. The Company closely monitors the factors that influence such ratings and works with the respective credit rating agencies to maintain its credit ratings. The Company’s credit ratings remain at A1 for Moody and A+ for Standard and Poor’s.

The Company paid $222.8 million and $1.7 million of long-term debt during the first six months of 2003 and 2002, respectively. In April 2003, the Company’s $200 million 6 5/8% medium-term note reached maturity and the Company repaid the principal balance. The remaining principal payments relate to capital lease payments of $9.9 million on leases that the Company entered into during 2002 and other notes payable of $12.9 million.

During the second quarter of 2003, the Company filed a $1.8 billion shelf registration providing for the issuance of debt and equity securities. In addition, the Company had $200 million remaining available under the first quarter 2001 registration. On July 30, 2003, the Company issued $500 million of 3.375% senior notes due August 1, 2008 and $500 million of 4.7% senior notes due August 1, 2013 under these shelf registrations. The $992.6 million of net proceeds from this offering will be used to repay a portion of outstanding commercial paper, and for general corporate purposes and repurchases of the Company’s common stock. In conjunction with the debt offering, the Company entered into five and 10 year interest rate swaps with notional amounts of $250 million each to receive interest at the coupon rate of the debt and to pay interest at a variable rate equal to LIBOR plus 0.03% and 0.20% respectively. The weighted average interest rate on the five and 10 year notes on July 30, 2003 was 2.4% and 3.2%, respectively. After the July 2003 issuance, $1 billion remained available under the shelf registration. The Company has another shelf registration providing for the issuance of approximately 10 million shares of the Company’s common stock in connection with certain types of acquisitions, of which approximately 10 million shares were available at June 30, 2003.

FIRST DATA CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

The Company received proceeds of $126.1 million and $148.3 million from the sale of stock through stock option exercises and its employee stock purchase plan during the six months ended June 30, 2003 and 2002, respectively. Offsetting these cash inflows were share repurchases under the stock repurchase programs authorized by the Board of Directors as well as purchases of treasury stock for issuances upon the exercise of stock options and share issuances under the Company’s employee stock purchase plan. During the second quarter of 2003 the Company completed the $500 million repurchase program which was initiated in the second half of 2002. A total of 12.7 million shares were repurchased under this program. In May 2003 the Board of Directors authorized a $1.145 billion stock repurchase. The following table presents the shares purchased along with the associated costs:

	Six months ended June 30,
	2003		2002
(in millions)	Shares	Cost	Shares (a)	Cost
Share repurchase programs:
$700 million, authorized September 2001	—	—	9.0	$355.9
$500 million, authorized May 2002	11.5	$461.9	—	—
$1.145 billion, authorized May 2003	2.4	99.2

	13.9	561.1	9.0	355.9

Treasury stock purchases related to employee benefit plans	5.5	199.4	5.2	210.8

Total stock repurchases	19.4	$760.5	14.2	$566.7

(a) Share amounts have been retroactively restated to reflect the impact of the stock split that occurred in June 2002.

During the first six months of 2003, the Company paid $30.0 million in dividends compared to $15.3 million during the first six months of 2002. The increase in dividend payments results from the stock split that occurred in June 2002. The Company maintained the same per share dividend amount after the split, which resulted in the doubling of the dividend payment.

During the first quarter of 2003 the Company signed an agreement to merge with Concord EFS, Inc. in an all-stock transaction valued at approximately $7 billion at the date of the first public announcement. Pursuant to the merger agreement, FDC has agreed to exchange 0.40 FDC common shares for every Concord common share. Upon completion of the merger FDC will issue approximately 200 million common shares to Concord shareholders.

In connection with certain business combinations, lease arrangements, bankcard association agreements and agent settlement agreements, the Company has $89.5 million in outstanding letters of credit of which, approximately 41% expire in 2003 with the remainder expiring throughout 2004. The Company expects to renew the letters of credit prior to expiration.

Off-Balance Sheet Arrangements

Other than facility and equipment leasing arrangements, the Company does not engage in off-balance sheet financing activities. During the second quarter of 2003, the Company restructured its synthetic operating lease arrangements (the “Restructured Leases”). The lessor in the Restructured Leases is an unaffiliated entity, which has as its sole member a publicly traded corporation. The Company does not believe the lessor is a variable interest entity, as defined in Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities”

FIRST DATA CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

(FIN 46). In addition, the Company has verified that even if the lessor was determined to be a variable interest entity, the Company would not have to consolidate the lessor nor the assets and liabilities associated with assets leased to the Company. This is because the Company’s assets do not exceed 50% of the total fair value of the lessor’s assets excluding any assets that should be excluded from such calculation under FIN 46 nor did the lessor finance 95% or more of the leased balance with non-recourse debt, target equity or similar funding. Rent expense related to the synthetic operating leases was $0.9 million and $1.2 million for the six months ended June 30, 2003 and 2002, respectively.

Contractual Obligations

The Company’s contractual obligations as of June 30, 2003 have not changed materially from the amounts disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2002 Annual Report on Form 10-K.

Critical Accounting Policies

The Company’s critical accounting policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2002 Annual Report on Form 10-K. Provided below is an interim update of the reserve for merchant credit losses and check guarantees.

Reserve for merchant credit losses and check guarantees

FIN 45 clarifies and elaborates on the requirement for entities to recognize a liability and provide disclosures relating to the fair value of the obligation undertaken in a guarantee. The Company believes the initial recognition and initial measurement provisions of FIN 45 are applicable to the check guarantee and merchant acquiring businesses.

With respect to check guarantees, the Company records a liability representing the fair value of the guarantee undertaken, which results in delayed recognition of revenue until the guarantee has been settled (the check clears or is presented to TeleCheck) or has expired. The adoption of FIN 45 for the Company’s check guarantee business decreased revenue and net income by $5.2 million and $3.3 million, respectively, for the three months ended March 31, 2003.

With respect to the merchant acquiring business, the Company’s merchant customers (or those of its unconsolidated alliances) have the liability for any charges properly reversed by the cardholder. In the event, however, that the Company is not able to collect such amount from the merchants, due to merchant fraud, insolvency, bankruptcy or another reason, the Company may be liable for any such reversed charges. The Company’s risk in this area primarily relates to situations where the cardholder has purchased goods or services to be delivered in the future such as airline tickets.

Under FIN 45, the Company’s obligation to stand ready to perform is minimal. The Company requires cash deposits, guarantees, letters of credit or other types of collateral from certain merchants to minimize its obligation. As of June 30, 2003 and December 31, 2002, the Company and its unconsolidated alliances had cash collateral of $573.0 million and $367.3 million, respectively. Collateral in the form of letters of credit amounted to $104.6 million and $73.7 million at June 30, 2003 and December 31, 2002, respectively. Collateral held by the Company is classified within “settlement liabilities” on the Company’s Consolidated Balance Sheet. The Company also utilizes a number of systems and procedures to manage merchant risk. Despite these efforts, the Company historically has experienced some level of losses due to merchant defaults.

FIRST DATA CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

The Company’s contingent obligation under FIN 45 relates to imprecision in its estimates of required collateral and a provision for this obligation is recorded based on recent history of credit losses. The provision for this obligation is based primarily on historical experience and other relevant factors such as economic downturns or increases in merchant fraud. For the three and six month periods ended June 30, 2003, the Company and its unconsolidated alliances incurred aggregate merchant credit losses of $11.0 million and $21.9 million, respectively, on total dollar volumes processed of $168.5 billion and $316.2 billion respectively. For the three and six month periods ended June 30, 2002, the Company and its unconsolidated alliances incurred aggregate merchant credit losses of $9.3 million and $18.9 million, respectively, on total dollar volumes processed of $137.5 billion and $259.4 billion respectively. Merchant credit losses attributable to the Company and its consolidated subsidiaries amounted to $9.2 million and $17.0 million for the three and six-month periods ended June 30, 2003, respectively, and $6.1 million and $11.8 million for the comparable 2002 periods. Such amounts are included in “cost of services” in the Company’s Consolidated Statements of Income.

Effective June 30, 2003, the reserve for this obligation is included in “accounts payable and other liabilities” on the Company’s Consolidated Balance Sheets. Prior to June 30, 2003 the reserve was included as a component of the allowance for doubtful accounts. The reserve recorded on the Company’s Consolidated Balance Sheets only relates to the business conducted by its consolidated subsidiaries. The reserve for unconsolidated alliances is recorded only in the alliances’ financial statements. The Company has not recorded any reserve for estimated losses in excess of reserves recorded by the unconsolidated alliances nor has the Company identified needs to do so. At June 30, 2003 and December 31, 2002, the Company and its consolidated and unconsolidated alliances had aggregate merchant credit loss reserves of $30.8 million and $27.6 million, respectively. The foregoing disclosure presents merchant credit loss reserves in the aggregate without regard to whether the reserves relate to merchant contracts held by entities consolidated by the Company or alliances accounted for under the equity method. The amount of reserve attributable to entities consolidated by the Company was $18.6 million and $17.9 million at June 30, 2003 and December 31, 2002 respectively.

The credit loss reserve, both for the unconsolidated alliances and the Company, are comprised of amounts for known losses and a provision for losses incurred but not reported (“IBNR”). These reserves are primarily determined by performing a historical analysis of chargeback loss experience. Other factors are considered that could affect that experience in the future. Such items include the general economy and economic challenges in a specific industry (such as the travel industry after September 11, 2001) or those affecting certain types of clients. Once these factors are considered, the Company or the unconsolidated alliance establishes a rate (percentage) that is calculated by dividing the expected chargeback (credit) losses by dollar volume processed. This rate is then applied against the dollar volume processed each month and charged against earnings. The resulting reserve balance is then compared to requirements for known losses and estimates for IBNR items. Historically, this estimation process has proven to be materially accurate and the Company believes the recorded reserve approximates the fair value of the contingent obligation under FIN 45.

New Accounting Pronouncements

FIN 46 was issued in January 2003 to address the consolidation issues around certain types of entities, including variable interest entities (“VIE”). FIN 46 requires a VIE to be consolidated if the Company’s variable interest (i.e., investment in the entity) will absorb a majority of the entity’s expected losses and/or residual returns if they occur. FIN 46 is applicable immediately to any VIE formed after January 31, 2003 and must be applied in the third quarter 2003 to any such entity created before February 1, 2003. The Company is reviewing the provisions of FIN 46 and does not expect its implementation to have a material effect on the Company’s financial position or results of operations.

FIRST DATA CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the 2002 Annual Report on Form 10-K related to the Company’s exposure to market risk from interest rates.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company has evaluated, under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2003. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2003, to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the above evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Independent Accountants’ Review Report

The Stockholders and Board of Directors

First Data Corporation

We have reviewed the accompanying consolidated balance sheet of First Data Corporation as of June 30, 2003 and the related consolidated statements of income for the three and six-month periods ended June 30, 2003 and 2002 and the consolidated statements of cash flows for the six-month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

Ernst & Young LLP

Denver, Colorado

July 17, 2003

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. None of these matters, either individually or in the aggregate, currently is material to the Company except as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “Annual Report”) and Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003. There were no material developments in the litigation matters previously disclosed except for the following developments.

On August 4, 2003, the court issued an order granting final approval of the proposed settlement in the putative class action filed by Julieta Amorsolo and Apolonio Ezequiel Viruel Torres that was previously reported in the Annual Report. If no appeal is filed, the settlement will become final, the terms of the settlement will be implemented, and all claims asserted against the Company, Western Union and Orlandi Valuta in the action will be resolved. If an appeal is filed and the judgment approving the settlement is reversed, the Company intends to vigorously defend this action.

Item 2. Changes in Securities and Use of Proceeds

The Company issued a common stock purchase warrant, dated June 4, 2003, to a customer of its wholly-owned subsidiary in connection with certain contractual agreements between the subsidiary and the customer. The warrant is exercisable during the period from June 4, 2006 through June 4, 2009, subject to acceleration and extension upon the occurrence of certain events specified in the warrant. When exercisable, the warrant permits the holder to purchase up to 200,000 shares of the Company’s common stock at a purchase price of $50 per share, subject to adjustment upon the occurrence of certain events specified in the warrant. No underwriter or placement agent was involved in the transaction. The issuance of the warrant was not registered under the Act in reliance upon the exemption from registration provided by Section 4(2) of the Act.

On May 15, 2003, the Company issued 914,494 shares of its common stock to a customer of one of its wholly owned subsidiaries in connection with the conversion of $16,666,667 of the Company’s 4.875% Convertible Note due in 2005. The shares were not registered under the Securities Act of 1933 (the “Act”) in reliance upon the exemption from registration provided by Section 4(2) of the Act.

Item 4. Submission of Matters to a Vote of Securities Holders

The Company held its Annual Meeting of Stockholders on May 21, 2003. Two matters were voted upon and approved at the meeting.

Proposal 1 Election of Directors.

The terms of office of two current directors, Courtney F. Jones and Charles T. Russell, expired at the 2003 Annual Meeting and both were re-elected. The results of the voting were as follows:

	FOR	WITHHELD

Courtney F. Jones	637,774,275	14,692,549

Charles T. Russell	623,296,150	29,170,674

Other directors whose terms continued after the meeting are Alison Davis, Henry C. Duques, Charles T. Fote, James D. Robinson III, Bernard L. Schwartz, Joan E. Spero and Arthur F. Weinbach.

Proposal	2 Ratification of the selection of Ernst & Young LLP as independent auditors of the Company for 2003.

The results of the voting were as follows:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE

623,094,634	25,277,868	4,094,322	0

See the Proxy Statement for the Company’s 2003 Annual Meeting of Stockholders for additional information.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

12	Computation of Ratio of Earnings to Fixed Charges

15	Letter from Ernst & Young LLP Regarding Unaudited Interim Financial Information

31.1	Certification of Chairman and Chief Executive Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

99	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements

(b)	Reports on Form 8-K

On April 2, 2003, the Company filed a Current Report on Form 8-K to disclose, pursuant to Item 5 and Item 7 on Form 8-K, an Agreement and Plan of Merger with Concord EFS, Inc.

On April 10, 2003, the Company filed a Current Report of Form 8-K to disclose, pursuant to Item 5 and Item 12 on Form 8-K, the Company’s press release relating to the Company’s earnings for the first quarter of fiscal year 2003.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST DATA CORPORATION (Registrant)

Date:	August 14, 2003	By	/s/ Kimberly S. Patmore
Kimberly S. Patmore Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 14, 2003	By	/s/ Thomas L. Moore
Thomas L. Moore Vice President and Corporate Chief Financial Officer (Principal Accounting Officer)

FIRST DATA CORPORATION

INDEX TO EXHIBITS

Exhibit Number	Description

12	Computation of Ratio of Earnings to Fixed Charges

15	Letter from Ernst & Young LLP Regarding Unaudited Interim Financial Information

31.1	Certification of Chairman and Chief Executive Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

99	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements