Form 10-Q
period 2003-09-30
FIRST DATA CORP
filed 2003-10-31
CIK 883980

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 1-11073

FIRST DATA CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	47-0731996
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6200 SOUTH QUEBEC STREET, GREENWOOD VILLAGE, COLORADO	80111
(Address of principal excecutive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of each class	Number of Shares Outstanding at September 30, 2003
(Common stock, $.01 par value)	728,811,855

FIRST DATA CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenues:
Transaction and processing service fees:
Payment services	$832.6	$734.3	$2,382.6	$2,055.6
Merchant services*	545.6	490.0	1,557.4	1,387.2
Check verification and guarantee services	96.3	95.5	290.3	276.4
Card issuing services	323.8	326.3	993.6	956.2
All other	35.0	38.3	107.9	121.0
Investment income, net	37.7	22.1	105.8	77.7
Professional services	23.6	33.5	74.6	82.8
Software licensing and maintenance	14.0	13.4	37.4	41.3
Product sales and other	83.1	61.5	247.0	209.2
Reimbursable postage and other	147.9	132.6	466.2	370.3

	2,139.6	1,947.5	6,262.8	5,577.7

Expenses:
Cost of services	1,086.1	958.7	3,169.6	2,802.0
Cost of products sold	53.2	46.8	152.6	140.5
Selling, general and administrative	333.7	323.2	1,028.0	942.3
Reimbursable postage and other	147.9	132.6	466.2	370.3
Other operating expenses:
Restructuring, net	28.9	—	28.9	7.1
Impairments	0.8	—	0.8	11.3
Litigation and regulatory settlements	5.0	—	5.0	30.0

	1,655.6	1,461.3	4,851.1	4,303.5

Operating profit	484.0	486.2	1,411.7	1,274.2

Other income (expense):
Interest income	2.1	1.1	4.8	3.9
Interest expense	(29.1)	(28.7)	(81.0)	(88.0)
Investment gains and (losses)	(5.1)	—	(5.3)	—
Divestitures, net	6.8	—	6.8	2.4

	(25.3)	(27.6)	(74.7)	(81.7)

Income before income taxes, minority interest and equity earnings in affiliates	458.7	458.6	1,337.0	1,192.5

Income taxes	101.4	123.5	344.1	319.6
Minority interest	(32.3)	(26.2)	(89.3)	(73.2)
Equity earnings in affiliates	35.9	33.6	103.7	85.7

Net income	$360.9	$342.5	$1,007.3	$885.4

Earnings per share – basic	$0.49	$0.45	$1.36	$1.17
Earnings per share – diluted	$0.49	$0.45	$1.33	$1.14

Weighted-average shares outstanding:
Basic	731.9	755.5	743.3	759.4
Diluted	743.2	767.4	756.6	774.6

*	Includes processing fees, administrative service fees and other fees charged to merchant alliances accounted for under the equity method of $44.2 million and $131.3 million for the three and nine months ended September 30, 2003, respectively and $50.0 million and $146.5 million for the comparable periods in 2002.

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions)

	September 30, 2003 (unaudited)	December 31, 2002
ASSETS
Cash and cash equivalents	$1,066.1	$819.4
Settlement assets	15,952.1	16,688.5
Accounts receivable, net of allowance for doubtful accounts of $45.4 (2003) and $66.5 (2002)	1,392.8	1,397.0
Property and equipment, net of accumulated depreciation of $1,545.5 (2003) and $1,398.0 (2002)	691.3	750.6
Goodwill	3,997.3	3,859.0
Other intangibles, net of accumulated amortization of $1,248.8 (2003) and $1,071.7 (2002)	1,498.3	1,490.5
Investment in affiliates	767.6	766.0
Other assets	927.5	820.2

Total Assets	$26,293.0	$26,591.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Settlement obligations	$15,572.4	$16,294.3
Accounts payable and other liabilities	3,010.9	3,006.1
Borrowings	3,570.0	3,134.5

Total Liabilities	22,153.3	22,434.9

Commitments and contingencies (see Note 8)

Stockholders’ Equity:
Common stock, $.01 par value; authorized 2,000.0 shares, issued 897.9 shares (2003 and 2002)	9.0	9.0
Additional paid-in capital	2,570.6	2,525.4

Paid-in capital	2,579.6	2,534.4
Retained earnings	6,216.5	5,362.6
Accumulated other comprehensive loss	(105.3)	(197.6)
Less treasury stock at cost, 169.1 shares (2003) and 145.1 shares (2002)	(4,551.1)	(3,543.1)

Total Stockholders’ Equity	4,139.7	4,156.3

Total Liabilities and Stockholders’ Equity	$26,293.0	$26,591.2

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash and cash equivalents at beginning of period	$819.4	$704.4

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	1,007.3	885.4
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	432.9	394.6
Charges related to restructuring, litigation, impairments, investment (gains) and losses and divestitures, net	33.2	46.0
Other non-cash items, net	55.6	36.5
Increase (decrease) in cash, excluding the effects of acquisitions and divestitures, resulting from changes in:
Accounts receivable	70.3	(92.9)
Other assets	21.5	53.3
Accounts payable and other liabilities	(187.4)	(159.8)
Income tax accounts	51.8	279.8

Net cash provided by operating activities	1,485.2	1,442.9

CASH FLOWS FROM INVESTING ACTIVITIES
Current year acquisitions, net of cash acquired	(116.7)	(585.5)
Payments related to other businesses previously acquired	(24.2)	(157.9)
Additions to property and equipment, net	(115.4)	(184.4)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(191.0)	(155.0)
Other investing activities	(19.7)	182.6

Net cash used in investing activities	(467.0)	(900.2)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	(349.8)	76.4
Principal payments on long-term debt	(232.5)	(10.0)
Proceeds from issuance of long-term debt	992.6	—
Proceeds from issuance of common stock	169.9	173.3
Purchase of treasury shares	(1,306.9)	(756.9)
Cash dividends	(44.8)	(30.4)

Net cash used in financing activities	(771.5)	(547.6)

Change in cash and cash equivalents	246.7	(4.9)

Cash and cash equivalents at end of period	$1,066.1	$699.5

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

The accompanying Consolidated Financial Statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial position of the Company at September 30, 2003, the consolidated results of its operations for the three and nine months ended September 30, 2003 and 2002 and its cash flows for the nine months ended September 30, 2003 and 2002. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

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

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

Under FIN 45, the Company’s obligation to stand ready to perform is minimal. The Company requires cash deposits, guarantees, letters of credit or other types of collateral by certain merchants to minimize its obligation. As of September 30, 2003 and December 31, 2002, the Company and its unconsolidated alliances had cash collateral of $562.3 million and $367.3 million, respectively. Collateral in the form of letters of credit amounted to $98.7 million and $73.7 million at September 30, 2003 and December 31, 2002, respectively. Collateral held by the Company is classified within “settlement liabilities” on the Company’s Consolidated Balance Sheet. The Company also utilizes a number of systems and procedures to manage merchant risk. Despite these efforts, the Company historically has experienced some level of losses due to merchant defaults.

The Company’s contingent obligation under FIN 45 relates to imprecision in its estimates of required collateral and a provision for this obligation is recorded based on recent history of credit losses. The provision for this obligation is based primarily on historical experience and other relevant factors such as economic downturns or increases in merchant fraud. For the three and nine-month periods ended September 30, 2003, the Company and its unconsolidated alliances incurred aggregate merchant credit losses of $10.7 million and $32.3 million, respectively, on total dollar volumes processed of $175.6 billion and $491.8 billion respectively. For the three and nine-month periods ended September 30, 2002, the Company and its unconsolidated alliances incurred aggregate merchant credit losses of $8.1 million and $25.3 million, respectively, on total dollar volumes processed of $143.9 billion and $403.4 billion respectively. Merchant credit losses attributable to the Company and its consolidated subsidiaries amounted to $8.5 million and $25.4 million for the three and nine-month periods ended September 30, 2003, respectively, and $7.7 million and $19.5 million for the comparable 2002 periods. Such amounts are included in “cost of services” in the Company’s Consolidated Statements of Income.

Effective June 30, 2003, the reserve for this obligation is included in “accounts payable and other liabilities” on the Company’s Consolidated Balance Sheets. Prior to June 30, 2003, the reserve was included as a component of the allowance for doubtful accounts. The reserve recorded on the Company’s Consolidated Balance Sheets only relates to the business conducted by its consolidated subsidiaries. The reserve for unconsolidated alliances is recorded only in the alliances’ financial statements. The Company has not recorded any reserve for estimated losses in excess of reserves recorded by the unconsolidated alliances nor has the Company identified needs to do so. At September 30, 2003 and December 31, 2002, the Company and its consolidated and unconsolidated alliances had aggregate merchant credit loss reserves of $30.2 million and $27.6 million, respectively. The foregoing disclosure presents merchant credit loss reserves in the aggregate without regard to whether the reserves relate to merchant contracts held by entities consolidated by the Company or alliances accounted for under the equity method. The amounts of reserves attributable to entities consolidated by the Company were $21.1 million and $17.9 million at September 30, 2003 and December 31, 2002, respectively.

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

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

Revenue Recognition

FDC recognizes revenues from its information processing services as such services are performed, recording revenues net of certain costs not controlled by the Company (primarily credit and offline debit interchange fees and assessments charged by credit card associations of $935.4 million and $830.8 million for the three months ended September 30, 2003 and 2002, respectively, and $2,716.9 million and $2,325.6 million for the comparable nine-month periods). Network fees related to PIN-based debit transactions are recognized in revenues and cost of services. The fees are invoiced by the networks periodically and paid directly by the Company. The fees were $47.1 million and $25.4 million for the three months ended September 30, 2003 and 2002, respectively, and $128.0 million and $50.0 million for the comparable nine-month periods.

Earnings Per Common Share

Earnings per common share amounts are computed by dividing net income by the weighted-average common and common equivalent shares (when dilutive) outstanding during the period. Amounts utilized in per share computations are as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Weighted-average shares outstanding:
Basic weighted-average shares	731.9	755.5	743.3	759.4
Common stock equivalents	11.3	9.2	12.8	12.5
4 7/8% convertible note due 2005	—	2.7	0.5	2.7

	743.2	767.4	756.6	774.6

Earnings add-back related to convertible note	—	$0.4	$0.2	$1.3

Diluted earnings per common share are calculated using weighted-average shares outstanding, adjusted for the dilutive effect of shares issuable upon the assumed conversion of the Company’s convertible debt and common stock equivalents, which consist of outstanding stock options, warrants and restricted stock. The after-tax interest expense and issue cost amortization on convertible debt is added back to net income when the related common stock equivalents are included in computing diluted earnings per common share. The “if converted” method is utilized in calculating diluted earnings per common share only when conversion is not conditional upon the occurrence of certain events. The convertible debt that was outstanding and convertible in previous periods was converted in the second quarter 2003.

The diluted earnings per share calculation excludes stock options, warrants and convertible debt that are convertible into 29.3 million and 31.1 million common shares for the three and nine-month periods ended September 30, 2003, respectively, and 41.1 million and 35.1 million common shares for the three and nine-month periods ended September 30, 2002, respectively. The exclusion occurs because the exercise price of these instruments was greater than the

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

average market price of the Company’s common stock and their inclusion would have been anti-dilutive or conversion is conditional upon the occurrence of certain events.

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

Pro forma net income as if compensation expense had been recorded for the Company’s stock-based employee compensation plans, is as follows (in millions, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Reported net income	$360.9	$342.5	$1,007.3	$885.4
SFAS 123 expense, net of tax	28.7	28.4	90.4	81.9

Pro forma net income	$332.2	$314.1	$916.9	$803.5

Reported earnings per share – basic	$0.49	$0.45	$1.36	$1.17
Reported earnings per share – diluted	0.49	0.45	1.33	1.14

Pro forma earnings per share – basic	$0.45	$0.42	$1.23	$1.06
Pro forma earnings per share – diluted	0.45	0.41	1.21	1.04

For a detailed description regarding the assumptions used to calculate the compensation expense noted above, refer to Note 14 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The Company has changed the weighted-average risk-free interest rate to 3.10% and the dividend yield to 0.22% used in the calculation as of September 30, 2003 from what was disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

Supplemental Cash Flow Information

Significant non-cash transactions during the first nine months of 2003 include a $16.7 million convertible debenture that was converted into 0.91 million shares of common stock, as well as the exercise of a customer’s 1996 warrant to purchase 4.0 million shares, which resulted in the Company issuing 0.6 million shares under a cashless exercise provision for the incremental fair value between the exercise price and the market price.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 2: Acquisitions

In March 2003, the Company acquired TeleCash Kommunikations-Service GmbH (“TeleCash”) for approximately $102.6 million in cash, net of cash acquired of $17.1 million. TeleCash is a Germany-based electronic payment network operator that enables merchants to accept a variety of electronic payment types through a network of point-of-sale terminals. The preliminary purchase price allocation resulted in identifiable intangible assets of $30.8 million, which are being amortized over five to eight years, except for $6.0 million allocated to a tradename which is being amortized over 25 years, and goodwill of $98.9 million.

Other acquisitions made during the first nine months of 2003 include:

•	a 51% ownership interest in Eposs Limited (“Eposs”), a Cambridge, UK-based provider of cellular prepaid products in Europe and Asia, which is being accounted for as a consolidated subsidiary in the payment services segment;

•	the purchase of the assets of Frank Solutions Inc., a provider of interactive voice response and web response systems and professional services for state and local governments, in the emerging payments segment;

•	an interest in a joint venture related to the money transfer business in the payment services segment; and

•	a majority interest in a joint venture and the purchase of three merchant portfolios in the merchant services segment.

The aggregate consideration paid, net of $33.6 million cash acquired, for acquisitions completed during the nine months ended September 30, 2003 was $116.7 million. The aggregate preliminary purchase price allocation for these acquisitions resulted in $43.4 million in identifiable intangible assets, which are being amortized over three to ten years, except for a tradename of $6.0 million which is being amortized over 25 years, and goodwill of $117.3 million

In meetings held on October 28, 2003 the shareholders of FDC and the shareholders of Concord EFS, Inc. (“Concord”) each approved the merger of the two companies. Pursuant to the April 2003 merger agreement, the Company will exchange 0.40 FDC common shares for every Concord common share. To complete the transaction pursuant to the exchange ratio, FDC will issue approximately 211 million common shares to Concord shareholders. Upon completion of the merger, based on the number of FDC and Concord shares and options outstanding on September 8, 2003, FDC’s stockholders immediately prior to the merger will own approximately 79% of FDC’s outstanding shares on a fully diluted basis, and Concord’s former shareholders will own approximately 21%. The exchange of shares in the merger is expected to qualify as a tax-free reorganization, allowing Concord shareholders to defer any gain on their shares for U.S. income tax purposes. Consummation of the merger remains subject to the United States Department of Justice litigation discussed below.

On October 23, 2003, the United States Department of Justice, along with District of Columbia and seven states, filed a lawsuit against FDC and Concord in United States District Court for the District of Columbia, seeking a permanent injunction against the merger of the two companies. The Department of Justice alleges that FDC’s acquisition of Concord will substantially reduce competition among Personal Identification Number (“PIN”) debit networks for retail transactions in violation of Section 7 of the Clayton Act. FDC intends to vigorously oppose the action. On October 28, 2003, a scheduling order was entered in the litigation filed by the Department of Justice with respect to the proposed merger of the companies. Among other things, that order provides that a hearing on the government’s motion for a preliminary injunction will be consolidated with a trial on the merits and will begin on December 15, 2003. Each of FDC and Concord have certain rights to terminate the merger agreement after January 31, 2004. Such a termination could result in the Company being required to pay Concord a termination fee of $25 million.

Note 3: Restructuring, Impairments, Litigation and Regulatory Settlements, Investment Gains and Losses and Divestitures

2003 Activities

During the three and nine months ended September 30, 2003, the Company incurred net pretax charges of $33.0 million and $33.2 million, respectively, related to restructuring charges, impairments, litigation and regulatory settlements and investment gains and losses, offset by prior period restructuring and divestiture accrual reversals. A summary of net pretax charges, incurred by segment, for the nine months ended September 30, 2003 is as follows:

(in millions)	Pretax Benefit/(Charge)
Nine months ended September 30, 2003	Payment Services	Merchant Services	Card Issuing Services	Emerging Payments	All Other and Corporate	Totals
Restructuring charges	$(3.5)	$(6.7)	$(16.2)	$(3.1)	$(0.9)	$(30.4)
Restructuring accrual reversals	0.5	0.7	0.3	—	—	1.5
Impairments	—	—	(0.8)	—	—	(0.8)
Litigation and regulatory settlements	—	(5.0)	—	—	—	(5.0)
Investment gains and (losses)	—	—	0.1	(5.8)	0.4	(5.3)
Divestiture accrual reversals	—	—	—	—	6.8	6.8

Total pretax benefit/(charge), net of reversals	$(3.0)	$(11.0)	$(16.6)	$(8.9)	$6.3	$(33.2)

Restructuring charges

The restructuring charges were comprised of severance totaling $30.1 million and $0.3 million related to lease termination losses. Severance charges resulted from the termination of approximately 740 employees across the organization, representing all levels of employees and less than 3% of the Company’s workforce. The following describes the nature and timing of the restructuring plans by segment:

•	Payment services charges related to severance costs associated with the rebalancing of resources from domestic operations to international operations. The restructuring plan was completed in the third quarter of 2003, and no additional charges are expected to be incurred.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

•	Merchant services severance charges resulted from the consolidation of certain domestic sales and support functions and elimination of redundant positions in FDMS, TeleCheck, Cardservice International and TASQ. Severance charges were also incurred to integrate international support functions between the merchant services and card issuing services segments. As part of the integration, lease termination losses were recognized due to the closure of a TeleCheck facility. The domestic and international restructuring plans were completed in the third quarter, and no additional charges are expected to be incurred.

•	Card issuing services severance charges resulted from the streamlining of the domestic operations and realignment of operating expenses to address declining segment revenues. Charges were also incurred related to the integration of international support functions with merchant services as noted above. As part of this effort, a lease termination loss was recognized in the combination of facilities into one location in Australia. The domestic restructuring plans were completed in the third quarter 2003, and international plans will be completed towards the beginning of the fourth quarter 2003. No additional charges are expected to be incurred.

•	Emerging payments severance charges resulted from the consolidation of Encorus operations which will result in the closure of the Leipzig, Germany facility. The restructuring plan will be completed towards the beginning of the fourth quarter of 2003. Additional charges related to the facility closure are expected to be incurred in the fourth quarter of 2003. Charges were also incurred related to the combination of the BillingZone and Taxware operations under the Velosant structure. The restructuring plan was completed in the third quarter of 2003, and no additional charges are expected to be incurred.

•	All other and corporate charges related to the consolidation of certain human resource and payroll functions to the Denver and Omaha locations. The restructuring plan was completed in the third quarter of 2003, and no additional charges are expected to be incurred.

Reversal of restructuring accruals

The Company reversed $1.5 million of prior period restructuring accruals. The change in estimate was due to the favorable resolution of a customer contract related to the discontinuance of the Payment Card Solutions operations in second quarter 2001 and favorable terminations of lease agreements related to the third quarter 2000 card issuing services restructuring.

The following table summarizes the Company’s utilization of restructuring accruals for the nine months ended September 30, 2003 (in millions):

	Employee Severance	Facility Closure
Remaining accrual at December 31, 2002	$1.5	$4.4
Expense provision for the nine-month period	30.1	0.3
Cash payments and other	(2.7)	(0.9)
Changes in estimates	(0.9)	(0.6)

Remaining accrual at September 30, 2003	$28.0	$3.2

Impairments

The Company recognized an $0.8 million software impairment charge related to the discontinuance of a card issuing services product offering.

Litigation and regulatory settlements

A litigation charge of $5.0 million was recorded related to a lawsuit associated with the merchant services segment.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Investment gains and losses

The table below details the investment gains realized and losses incurred during the three and nine months ended September 30, 2003. Investments were written-down to fair value based on quoted market prices for public companies and for privately held companies by considering market conditions, offering prices, trends of earnings/losses, price multiples, financial position, new financing or other measures.

Gains/(losses) (in millions):	Three months ended September 30, 2003	Nine months ended September 30, 2003
Write down of investments related to e-commerce businesses	$(5.1)	$(5.7)
Dividend on investment in all other and corporate	—	0.4

Net investment losses	$(5.1)	$(5.3)

Divestitures, net

The Company reversed $6.8 million of divestiture accruals related to the divestitures of certain companies acquired as part of the 1995 merger with First Financial Management Corporation, related to the passage of certain exposures. Additionally, during the second quarter of 2003, the Company paid approximately $7.5 million in connection with the resolution of the issues involved in the investigation by the Office of Inspector General of the District of Columbia of alleged overpayments to Medicaid recipients by a former subsidiary. The payment was applied against the corresponding divestiture accrual.

2002 Activities

During the nine months ended September 30, 2002, the Company incurred net pretax charges of $46.0 million related to restructuring charges, impairments, litigation and regulatory settlements and investment gains and losses, offset by prior period restructuring and divestiture accrual reversals. The Company did not record any such charges or benefits during the three months ended September 30, 2002. A summary of net pretax charges, incurred by segment, for the nine months ended September 30, 2002 is as follows:

(in millions)	Pretax Benefit/(Charge)
Nine months ended September 30, 2002	Payment Services	Merchant Services	Card Issuing Services	Emerging Payments	All Other and Corporate	Totals
Restructuring charges	—	$(6.0)	$(0.3)	$(2.4)	$(0.3)	$(9.0)
Restructuring accrual reversals	—	—	1.9	—	—	1.9
Impairments	—	—	—	(11.3)	—	(11.3)
Litigation and regulatory settlements	$(30.0)	—	—	—	—	(30.0)
Investment gains and (losses)	—	—	(2.5)	(5.6)	8.1	—
Divestiture accrual reversals	—	—	—	—	2.4	2.4

Total pretax benefit/(charge), net of reversals	$(30.0)	$(6.0)	$(0.9)	$(19.3)	$10.2	$(46.0)

Restructuring charges

The restructuring charges were comprised of severance totaling $8.5 million and $0.5 million related to lease termination losses. Severance charges resulted from the termination of 281 employees, representing all levels of employees and less than 1% of the Company’s workforce.

•	Merchant services charges related to streamlining the span of management control and elimination of job redundancies across many departments at most employee levels within the merchant acquiring business. The restructuring plans were completed in the second quarter of 2002.

•	Card issuing services restructuring charges related to severance associated with consolidating Tulsa data center operations. The restructuring plans were completed in the first quarter of 2002.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

•	Emerging payments charges related to a reduction in force and closure of a leased facility for the SurePay business to adjust its employee base to match the slower than expected participation in the business-to-business exchange market place. The restructuring plans were completed in the first quarter of 2002.

•	All other and corporate charges related to the elimination of duplicative positions due to the integration of the Achex acquisition. The restructuring plans were completed in the first quarter of 2002.

Reversal of restructuring accruals

The Company reversed prior period restructuring accruals resulting from changes in estimates totaling $1.9 million. The majority of these reversals related to the third quarter 2000 restructuring charge related to the United Kingdom-based operations of the card issuing services segment. The change in estimate resulted primarily from pension obligations associated with severed employees being less than anticipated.

Impairments

The Company recorded an $11.3 million asset impairment charge related to emerging payments capitalized software development costs. The impairment resulted from the second quarter 2002 decision to cease SurePay business-to-business platform development efforts. During 2003, the SurePay operations were ceased and its remaining assets were transferred to the merchant services segment.

Litigation and regulatory settlements

The Company recorded a payment services charge of $30.0 million related to the anticipated settlements of various class action lawsuits pertaining to the Company’s money transfer business, including legal fees and other outside administrative costs.

Investment gains and losses

The table below details the investment gains realized and losses incurred during the three and nine months ended September 30, 2002. Investments were written-down to fair value based on quoted market prices for public companies and for privately held companies by considering market conditions, offering prices, trends of earnings/losses, price multiples, financial position, new financing or other measures.

Gains/(Losses) (in millions):	Nine months ended September 30, 2002
Write down of investments related to e-commerce businesses	$(5.6)
Write down of an investment related to the card issuing services segment	(2.5)
Gain on sale of a portion of the Company’s investment in CheckFree Corporation	8.1

Net investment gains and (losses)	$—

Divestitures, net

The Company reversed $2.4 million of divestiture accruals during the nine months ended September 30, 2002 related to Investor Services Group due to the passage of certain contractual indemnification provisions. Investor Services Group was divested in the fourth quarter of 1999.

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

At September 30, 2003, there were twelve affiliates accounted for under the equity method of accounting, comprised of six merchant alliances and six strategic investments in companies in related markets, including Western Union agents. During the second quarter 2003, the Company sold a portion of its interest in the Nihon Card Processing Co. Ltd. joint venture, decreasing the Company’s ownership from 35% to 9.5%. As a result, the joint venture is no longer accounted for under the equity method.

A summary of financial information for the merchant alliances and other affiliates accounted for under the equity method of accounting is as follows:

(in millions)	September 30, 2003	December 31, 2002
Total assets	$3,768.3	$3,406.2
Total liabilities	2,672.0	2,326.2

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2003	2002	2003	2002
Net operating revenues	$337.8	$324.2	$1,004.6	$893.8
Operating expenses	222.5	224.0	703.1	627.8

Operating income	115.3	100.2	301.5	266.0

Net income	95.6	88.2	247.5	221.3

FDC share of net income	42.8	40.0	124.3	104.4
Amortization expense	6.9	6.4	20.6	18.7

FDC equity earnings	$35.9	$33.6	$103.7	$85.7

The primary components of assets and liabilities are settlement-related accounts as described in Note 5 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

The formation of a merchant alliance generally involves the Company and a financial institution each contributing merchant contracts to the alliance and a cash payment from one owner to the other to achieve the desired ownership percentage for each. The asset amounts reflected above are owned by the alliances and other equity method investees and do not include any of such payments made by the Company. The amount by which the Company’s total investments in joint ventures exceeded its proportionate share of the joint ventures’ net assets totaled $531.5 million and $544.6 million at September 30, 2003 and December 31, 2002, respectively.

Note 5: Borrowings

At September 30, 2003 the Company did not have any amounts outstanding under the commercial paper program compared to $349.9 million at December 31, 2002. The Company’s commercial paper program is supported by a $1.1 billion revolving credit facility.

During the second quarter of 2003, the Company filed a $1.8 billion shelf registration providing for the issuance of debt and equity securities. In addition, the Company had $200 million remaining available under the first quarter 2001

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

registration. On July 30, 2003, the Company issued $500 million of 3.375% senior notes due August 1, 2008 and $500 million of 4.7% senior notes due August 1, 2013 under these shelf registrations. The Company received net proceeds of $496.7 million and $495.9 million from these issuances, respectively, which were used to repay a portion of outstanding commercial paper, repurchase the Company’s common stock and for general corporate purposes. In conjunction with the debt offering, the Company entered into five and ten year interest rate swaps with notional amounts of $250 million each to receive interest at the coupon rate of the debt and to pay interest at a variable rate equal to LIBOR plus 0.03% and 0.20% respectively. The weighted-average interest rate on the five and ten year notes on September 30, 2003 was 2.4% and 3.2%, respectively. After the July 2003 issuance, $1 billion remained available under the shelf registration.

The Company issued a seven-year $50 million convertible debenture in December 1998. In December 2002, $33.3 million of the note was converted into 1.83 million shares, and during May 2003 the remaining $16.7 million note was converted into approximately 0.91 million shares.

Note 6: Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income	$360.9	$342.5	$1,007.3	$885.4
Foreign exchange effect	(10.1)	7.9	50.7	38.6
Unrealized gain (loss) on hedging activities	90.2	(136.2)	40.2	(192.5)
Unrealized gain (loss) on securities (a)	(67.9)	99.4	1.4	199.6

Total comprehensive income	$373.1	$313.6	$1,099.6	$931.1

(a)	Net of reclassification adjustment for realized gains included in the “investment income, net” component of revenues and net income. The net income impact of the realized gains is $24.2 million and $64.4 million for the three and nine months ended September 30, 2003, respectively, and $9.7 million and $30.7 million for the comparable periods in 2002.

Note 7: Segment Information

For a detailed discussion of the Company’s principles regarding its operating segments as defined by SFAS No. 131 “Disclosures About Segments of an Enterprise and Related Information,” refer to Note 16 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table presents the Company’s operating segment results for the three and nine months ended September 30, 2003 and 2002:

Three months ended September 30, 2003	Payment Services	Merchant Services	Card Issuing Services	Emerging Payments	All Other and Corporate	Totals
(in millions)

Revenues:
Transaction and processing service fees	$840.6	$545.8	$327.4	$19.1	$19.0	$1,751.9
Check verification and guarantee services	—	96.3	—	—	—	96.3
Investment income, net	90.4	2.7	—	—	—	93.1
Professional services	—	7.6	10.5	11.7	0.7	30.5
Software licensing and maintenance	—	1.4	5.3	7.4	—	14.1
Product sales and other	1.1	83.9	—	—	—	85.0
Reimbursable postage and other	2.1	3.7	148.0	—	—	153.8
Equity earnings in affiliates (a)	0.6	43.3	0.1	—	—	44.0
Interest income	0.4	0.4	0.7	0.3	0.3	2.1

Total segment reporting revenues	$935.2	$785.1	$492.0	$38.5	$20.0	$2,270.8

Internal revenue and pretax equivalency	$63.4	$8.8	$9.7	—	$3.2	$85.1
External revenue	871.8	776.3	482.3	$38.5	16.8	2,185.7
Depreciation and amortization	30.8	61.5	45.5	2.7	4.0	144.5
Operating profit (loss)	323.7	215.0	72.7	(5.3)	(28.6)	577.5
Restructuring, impairments, litigation and regulatory settlements, investment gains and (losses) and divestitures, net	(3.0)	(11.0)	(16.6)	(8.3)	5.9	(33.0)

Three months ended September 30, 2002	Payment Services	Merchant Services	Card Issuing Services	Emerging Payments	All Other and Corporate	Totals
(in millions)

Revenues:
Transaction and processing service fees	$743.9	$490.5	$329.0	$16.6	$21.7	$1,601.7
Check verification and guarantee services	—	95.5	—	—	—	95.5
Investment income, net	72.0	3.6	—	—	—	75.6
Professional services	—	8.2	16.7	14.4	0.6	39.9
Software licensing and maintenance	—	1.4	5.6	6.4	—	13.4
Product sales and other	1.1	62.4	0.1	—	—	63.6
Reimbursable postage and other	1.3	3.0	133.5	—	—	137.8
Equity earnings in affiliates (a)	2.2	37.8	—	—	—	40.0
Interest income	—	0.2	0.2	0.3	0.4	1.1

Total segment reporting revenues	$820.5	$702.6	$485.1	$37.7	$22.7	$2,068.6

Internal revenue and pretax equivalency	$63.0	$9.0	$8.0	—	—	$80.0
External revenue	757.5	693.6	477.1	37.7	22.7	1,988.6
Depreciation and amortization	24.0	60.4	45.0	2.7	5.2	137.3
Operating profit (loss)	285.0	196.0	97.0	(4.9)	(24.2)	548.9

Nine months ended September 30, 2003	Payment Services	Merchant Services	Card Issuing Services	Emerging Payments	All Other and Corporate	Totals
(in millions)
Revenues:

Transaction and processing service fees	$2,408.7	$1,558.2	$1,001.7	$58.6	$57.1	$5,084.3
Check verification and guarantee services	—	290.3	—	—	—	290.3
Investment income, net	266.3	7.3	—	—	—	273.6
Professional services	—	23.4	35.4	32.8	2.3	93.9
Software licensing and maintenance	—	3.2	13.4	20.9	—	37.5
Product sales and other	3.1	245.6	4.7	—	—	253.4
Reimbursable postage and other	5.4	11.4	466.3	—	—	483.1
Equity earnings in affiliates (a)	0.1	125.6	0.9	—	—	126.6
Interest income	0.4	0.5	1.9	1.0	1.0	4.8

Total segment reporting revenues	$2,684.0	$2,265.5	$1,524.3	$113.3	$60.4	$6,647.5

Internal revenue and pretax equivalency	$193.8	$26.4	$25.2	—	$7.9	$253.3
External revenue	2,490.2	2,239.1	1,499.1	$113.3	52.5	6,394.2
Depreciation and amortization	88.6	186.2	137.3	8.2	12.6	432.9
Operating profit (loss)	909.2	586.3	222.2	(13.0)	(73.6)	1,631.1
Restructuring, impairments, litigation and regulatory settlements, investment gains and (losses) and divestitures, net	(3.0)	(11.0)	(16.6)	(8.9)	6.3	(33.2)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Nine months ended September 30, 2002	Payment Services	Merchant Services	Card Issuing Services	Emerging Payments	All Other and Corporate	Totals
(in millions)
Revenues:
Transaction and processing service fees	$2,085.5	$1,388.1	$963.5	$55.4	$65.6	$4,558.1
Check verification and guarantee services	—	276.4	—	—	—	276.4
Investment income, net	224.5	10.4	—	—	—	234.9
Professional services	—	21.3	49.3	26.8	1.8	99.2
Software licensing and maintenance	—	4.3	15.5	21.5	—	41.3
Product sales and other	3.5	209.1	0.2	—	—	212.8
Reimbursable postage and other	4.1	8.9	372.4	—	—	385.4
Equity earnings in affiliates (a)	1.6	104.4	(1.6)	—	—	104.4
Interest income	—	0.4	0.4	1.5	1.6	3.9

Total segment reporting revenues	$2,319.2	$2,023.3	$1,399.7	$105.2	$69.0	$5,916.4

Internal revenue and pretax equivalency	$187.0	$21.0	$22.4	—	—	$230.4
External revenue	2,132.2	2,002.3	1,377.3	105.2	69.0	5,686.0
Depreciation and amortization	66.5	176.8	126.6	10.2	14.5	394.6
Operating profit (loss)	761.0	533.3	272.0	(17.3)	(55.6)	1,493.4
Restructuring, impairments, litigation and regulatory settlements, investment gains and (losses) and divestitures, net	(30.0)	(6.0)	(0.9)	(19.3)	10.2	(46.0)

The following table presents a reconciliation of the total segment and all other and corporate revenue to consolidated revenue, and total segment and all other and corporate operating profit to income before income taxes, minority interest and equity earnings in affiliates as reported on the Consolidated Statements of Income.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2003	2002	2003	2002
Revenues:
Total reported segments	$2,250.8	$2,045.9	$6,587.1	$5,847.4
All other and corporate	20.0	22.7	60.4	69.0

Subtotal	2,270.8	2,068.6	6,647.5	5,916.4

Adjustments for items included in segment and all other and corporate revenues: (b)
Equity earnings in affiliates (a)	(44.0)	(40.0)	(126.6)	(104.4)
Interest income	(2.1)	(1.1)	(4.8)	(3.9)
Eliminations (c)	(85.1)	(80.0)	(253.3)	(230.4)

Consolidated revenue	$2,139.6	$1,947.5	$6,262.8	$5,577.7

Operating profit:
Total reported segments	$606.1	$573.1	$1,704.7	$1,549.0
All other and corporate	(28.6)	(24.2)	(73.6)	(55.6)

Subtotal	577.5	548.9	1,631.1	1,493.4

Adjustments for items included in segment and all other and corporate operating profit: (b)
Equity earnings in affiliates	(35.9)	(33.6)	(103.7)	(85.7)
Minority interest from segment operations (d)	34.3	26.2	91.5	78.3
Eliminations (c)	(55.1)	(54.2)	(167.7)	(159.5)
Interest expense	(29.1)	(28.7)	(81.0)	(88.0)
Restructuring, net	(28.9)	—	(28.9)	(7.1)
Impairments	(0.8)	—	(0.8)	(11.3)
Litigation and regulatory settlements	(5.0)	—	(5.0)	(30.0)
Investment gains and (losses)	(5.1)	—	(5.3)	—
Divestitures, net	6.8	—	6.8	2.4

Income before income taxes, minority interest and equity earnings in affiliates	$458.7	$458.6	$1,337.0	$1,192.5

(a)	Excludes equity losses that were recorded in expense of $1.2 million and $2.3 million for the three and nine months ended September 30, 2003, respectively, and excludes the amortization related to the excess of the investment balance over FDC’s proportionate share of the investee’s net book value for 2003 and 2002.

(b)	Reconciles the total segment and all other and corporate revenue to consolidated revenue or total segment and all other and corporate operating profit to “Income before income taxes, minority interest and equity earnings in affiliates” as reported on the Consolidated Statements of Income.

(c)	Represents elimination of adjustment to record payment services segment revenues and operating profit on a pretax equivalent basis and elimination of intersegment revenue.

(d)	Excludes minority interest attributable to items excluded from segment operations as noted above.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(
	September 30, 2003	December 31, 2002
Assets (in millions):
Payment services	$17,637.4	$18,105.9
Merchant services	5,987.6	6,059.0
Card issuing services	1,646.6	1,636.0
Emerging payments	212.2	206.6
All other and corporate	809.2	583.7

Consolidated	$26,293.0	$26,591.2

Note 8: Commitments and Contingencies

On January 11, 2000, a putative class action was filed in a California state court against the Company and its subsidiaries, Western Union Financial Services, Inc. and Orlandi Valuta. The plaintiffs claimed that an undisclosed “commission” is charged by the Company or its subsidiaries when consumers transmit money to Mexico, in that the exchange rate used in these transactions is less favorable than the exchange rate that the Company or its subsidiaries receive when they trade dollars in the international money market. The plaintiffs asserted that the Company and its subsidiaries violated the law by failing to disclose this “commission” in

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

advertising and in the transactions. The putative class consists of those persons who have used Western Union’s or Orlandi Valuta’s services after August 31, 1999 to transmit money from California to Mexico, or who have used the Western Union or Orlandi Valuta money transfer services to transmit money from California to Mexico and have opted out of one of the nationwide settlements of similar actions previously filed against the Company and its subsidiaries. The plaintiffs seek injunctive relief, imposition of a constructive trust, an accounting, restitution, compensatory and statutory damages alleged to be in excess of $500 million, statutory penalties in an amount of $1,000 for each offense, punitive damages, attorneys’ fees, prejudgment interest, and costs of suit. The parties to this action have reached a proposed settlement of all claims that includes the following: (1) Western Union and Orlandi Valuta will issue coupons for discounts on future money transfer transactions from California to Mexico to class members who transferred money from California to Mexico between January 1, 1987 and March 31, 2000; (2) the Company also will make a payment of $1.5 million to be distributed to charitable organizations that assist the Mexican and Mexican-American communities in the State of California; (3) injunctive relief requiring Western Union and Orlandi Valuta to make additional disclosures regarding their foreign exchange practices and to include a provision in new and renewed contracts with agents in Mexico prohibiting the imposition of an undisclosed charge on recipients of money transfers; and (4) reasonable attorneys’ fees, expenses and costs as well as the costs of settlement notice and administration. On October 7, 2002, the court issued an order preliminarily approving the proposed settlement and enjoining the prosecution of any action that asserts claims that would be resolved by the settlement. On August 4, 2003, the court issued an order granting final approval of the proposed settlement. On August 14, 2003, the court issued an order granting the award of the plaintiffs’ attorneys’ fees and costs and the award of individual benefits to the class representatives. The time to appeal the order granting final approval of the proposed settlement has expired, and no notice of appeal has been received. The terms of the settlement will now be implemented, and the implementation of the settlement will result in the resolution of all claims asserted against the Company, Western Union, and Orlandi Valuta.

In 2001, two putative class actions based on similar factual allegations were filed in the United States District Court for the Eastern District of New York against the Company and its subsidiary, Western Union Financial Services, Inc., asserting claims on behalf of a putative worldwide class (excluding members of the settlement class of similar actions previously filed against the Company and its subsidiaries). These actions have been consolidated into a single action. The plaintiffs claim that the Company, Western Union and Orlandi Valuta impose an undisclosed “charge” when they transmit consumers’ money by wire either from the United States to international locations or from international locations to the United States, in that the exchange rate used in these transactions is less favorable than the exchange rate that Western Union and Orlandi Valuta receive when they trade currency in the international money market. Plaintiffs further assert that Western Union’s failure to disclose this “charge” in the transactions violates 18 U.S.C. section 1961 et seq. and state deceptive trade practices statutes, and also asserts claims for civil conspiracy. The plaintiffs seek injunctive relief, compensatory damages in an amount to be proven at trial, treble damages, punitive damages, attorneys’ fees, and costs of suit. The parties to this action reached a proposed settlement of all claims that includes the following: (1) Western Union (and, with respect to money transfer transactions from the U.S. other than California to Mexico, Orlandi Valuta) will issue coupons for discounts on future international money transfer transactions to customers who transferred money from the U.S. to certain countries other than Mexico between January 1, 1995 and approximately March 31, 2000 (for certain services, Western Union will issue coupons for transactions conducted as late as December 31, 2001), from anywhere in the U.S. other than California to Mexico between September 1, 1999 and March 31, 2000 (again, for certain services, Western Union will issue coupons for transactions conducted as late as December 31, 2001), from countries other than Canada to the U.S. between January 1, 1995 and March 31, 2000, and from Canada to the U.S. between January 1, 1995 and approximately July 31, 2002; (2) injunctive relief requiring Western Union and Orlandi Valuta to make additional disclosures regarding their foreign exchange practices; and (3) reasonable attorneys’ fees, expenses and costs as well as the costs of settlement notice and administration. The Court has granted preliminary approval of the proposed settlement, granted approval of the proposed form and manner of class notice, and

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

scheduled a Fairness Hearing for April 9, 2004. If the settlement is not approved, the Company intends to vigorously defend this action.

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

On April 15, 2002, VISA U.S.A., Inc. filed a complaint in the United States District Court for the Northern District of California, San Francisco Division, against the Company and its subsidiaries First Data Resources, Inc. and First Data Merchant Services Corporation (the VISA action). With Visa’s knowledge, these subsidiaries have been internally authorizing and settling certain VISA credit card transactions without the use of the VISA network for a number of years. VISA U.S.A., Inc. alleged that these actions constitute federal trademark infringement, federal trademark dilution, false designation of origin and false impression of association, breach of contract and breach of the covenant of good faith and fair dealing. VISA U.S.A., Inc. seeks a declaratory judgment, an injunction, damages in an amount to be proven at trial, costs of suit, and attorney fees. The Company intends to vigorously defend this action.

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

On April 2, 2003, FDC and Concord EFS Inc. (“Concord”) announced a proposed merger of the companies in which the Company will exchange 0.40 FDC common shares for every Concord common share. On October 23, 2003, the United States Department of Justice, along with District of Columbia and seven states, filed a lawsuit against FDC and Concord in United States District Court for the District of Columbia, seeking a permanent injunction against the merger of the two companies. FDC intends to vigorously oppose the action. In meetings held on October 28, 2003 the shareholders of FDC and the shareholders of Concord each approved the merger of the two companies. Consummation of the merger remains subject to the Department of Justice litigation. Each of FDC and Concord have certain rights to terminate the merger agreement after January 31, 2004. Such a termination could result in the Company being required to pay Concord a termination fee of $25 million.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

Business Developments

In meetings held on October 28, 2003 the shareholders of FDC and the shareholders of Concord EFS, Inc. (“Concord”) each approved the merger of the two companies. Pursuant to the April 2003 merger agreement, the Company will exchange 0.40 FDC common shares for every Concord common share. To complete the transaction pursuant to the exchange ratio, FDC will issue approximately 211 million common shares to Concord shareholders. Upon completion of the merger, based on the number of FDC and Concord shares and options outstanding on September 8, 2003, FDC’s stockholders immediately prior to the merger will own approximately 79% of FDC’s outstanding shares on a fully diluted basis, and Concord’s former shareholders will own approximately 21%. The exchange of shares in the merger is expected to qualify as a tax-free reorganization, allowing Concord shareholders to defer any gain on their shares for U.S. income tax purposes. Consummation of the merger remains subject to the United States Department of Justice litigation discussed below.

On October 23, 2003, the United States Department of Justice, along with District of Columbia and seven states, filed a lawsuit against FDC and Concord in United States District Court for the District of Columbia, seeking a permanent injunction against the merger of the two companies. The Department of Justice alleges that FDC’s acquisition of Concord will substantially reduce competition among Personal Identification Number (“PIN”) debit networks for retail transactions in violation of Section 7 of the Clayton Act. FDC intends to vigorously oppose the action. On October 28, 2003, a scheduling order was entered in the litigation filed by the Department of Justice with respect to the proposed merger of the companies. Among other things, that order provides that a hearing on the government’s motion for a preliminary injunction will be consolidated with a trial on the merits and will begin on December 15, 2003. Each of FDC and Concord have certain rights to terminate the merger agreement after January 31, 2004. Such a termination could result in the Company being required to pay Concord a termination fee of $25 million.

The completion of the merger involving FDC and Concord depends upon the satisfaction of FDC that neither it nor any of its subsidiaries will become a bank holding company or financial holding company under the Bank Holding Company Act of 1956, as amended, on an ongoing basis as a result of the merger. The Company’s Colorado industrial bank subsidiary, First Financial Bank, along with Concord and its national bank subsidiary, Concord EFS National Bank, filed applications with the FDIC and the Colorado Division of Banking to transfer to First Financial Bank, through a series of transactions, certain assets and certain deposits and other liabilities of Concord EFS National Bank. The applications were approved by the Colorado Division of Banking on August 21, 2003 and by the Federal Deposit Insurance Company on October 14, 2003. Specifically, once all other conditions to the completion of the merger between the Company and Concord have been satisfied, Concord EFS National Bank will merge into a newly formed

FIRST DATA CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

interim Colorado industrial bank subsidiary of Concord, thereby terminating the charter of Concord EFS National Bank. Upon completion of the merger between the Company and Concord, the newly formed interim Colorado industrial bank will transfer certain assets, deposits and other liabilities to First Financial Bank and then merge into a non-bank affiliate.

Payment Services

Western Union continued to expand its agent network with new signings and renewals both domestically and internationally, including The Kroger Co., American Express Travel Related Services Company, Inc., Winn Dixie, POS Malaysia, Delhaize America, Hungarian Post and certain other domestic and international agents.

The money transfer and payment instrument businesses are subject to extensive regulation in the U.S. and abroad. Western Union reached an agreement with the U.S. Department of the Treasury (the “Treasury Department”) regarding the Treasury Department’s determinations related to filings required under the Bank Secrecy Act (“BSA”) for transactions occurring throughout the United States. Without admitting to or denying the Treasury Department’s determinations, on March 6, 2003, Western Union entered into a Consent to the Assessment of Civil Money Penalty and Undertakings with the Treasury Department (the “Consent Agreement”) to achieve a nationwide resolution of Western Union’s liability under the BSA arising out of the facts set forth in the Consent Agreement. Pursuant to the Consent Agreement, Western Union agreed to make a monetary payment of $3.0 million to the Treasury Department and file additional reports and enhance its compliance program. The monetary payment of $3.0 million was recorded as a regulatory settlement charge in the 2002 results of operations. On August 14, 2003, without any admission of wrongdoing, Western Union entered into a Consent Agreement with the California Department of Financial Institutions (“California Consent Agreement”) pursuant to which the Company agreed to enhance its compliance program in California to ensure compliance with the BSA and the California Financial Code relating to money transmission. Pursuant to the California Consent Agreement, Western Union agreed to: a) enhance its policies, procedures, internal controls and monitoring systems to ensure filings are made with respect to money transmissions as required by the BSA, b) enhance its agent supervision, training and monitoring procedures, c) enhance and train its independent compliance staff, and d) dedicate resources of at least $5 million through 2006 to its California compliance program, periodically test the program and report testing results to its Board of Directors. The Company continues to enhance its regulatory compliance activities and monitor transactions to ensure compliance with domestic and international regulations.

Western Union’s money transfer business to, from or within a country may be affected by a number of political, regulatory compliance and economic factors. From time to time, transactions within or between countries may be limited or prohibited by law. Additionally, economic or political instability may make money transfers to, from or within a particular country impracticable, as when banks are closed, devaluation of the currency makes it difficult to manage exchange rates, or civil unrest makes access to Western Union agent locations unsafe. Immigration patterns, new regulations, changing economic conditions, the geo-political environment, competition and other factors can impact both transactions and revenues. Events such as these that occurred during the first nine months of 2003 included Western Union suspending its business in Venezuela for approximately two months of the first quarter due to new regulations imposed by the Venezuelan government. The impact of the closures had less than a 1% effect on Western Union’s international revenue and transaction growth for the first nine months of 2003.

Merchant Services

In the third quarter 2003, merchant services successfully completed the conversion of British Petroleum to the Company’s Paypoint authorization platform, which had a favorable impact on transaction growth.

FIRST DATA CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

On April 29, 2003 and May 1, 2003, it was reported that MasterCard and VISA, respectively, entered into agreements to settle class action litigation brought on behalf of merchants that accept their cards, led by Wal-Mart Stores Inc. and Sears, Roebuck & Co. According to the June 4, 2003 settlement agreements, the proposed settlements include monetary damages as well as agreements relating to the operating rules and competitive practices of the MasterCard and VISA networks. VISA and MasterCard have published notification of additional changes on January 1, 2004 related to certain operating regulations and interchange qualification. The amount and nature of interchange modifications to be passed through to the issuing banks via the associations has yet to be announced.

Card Issuing Services

During the third quarter 2003 card issuing services signed the first full bankcard outsourcing agreement in China with China Everbright Bank.

The Company’s card accounts on file increased from 325.2 million at December 31, 2002 to 332.3 million at September 30, 2003. As of September 30, 2003 the Company had 302.2 million domestic card accounts and 30.1 million international card accounts on file. During the third quarter of 2003 the Company converted over 15 million accounts, more than 14 million of which related to Home Depot, bringing the total accounts converted during the nine months ended September 30, 2003 to 24 million. Offsetting the account conversions are deconversions of approximately 1 million and 22 million for the three and nine months ended September 30, 2003, respectively. Contributing to the 22 million were approximately 19 million bankcard accounts that were deconverted during the second quarter 2003 to a client’s in-house system. The client’s deconversion was in connection with that client’s acquisition of a portfolio and its election to convert the bankcard accounts to its in-house systems. The client agreed to convert more than the same number of retail accounts onto the Company’s system by the end of 2004. The Home Depot conversion mentioned above represents a portion of these retail accounts. At the end of the third quarter, the pipeline of accounts to be converted was 75 million. The Company converted approximately 11 million of these accounts in October 2003. The following table presents the components of card accounts on file (in millions):

	As of September 30, 2003		As of December 31, 2002
	Accounts	Percentage of total	Accounts	Percentage of total
Bankcard	168.0	51%	188.2	58%
Debit	61.0	18%	56.3	17%
Retail	103.3	31%	80.7	25%

Total	332.3		325.2

Based on the above changes to accounts on file and internal growth from the existing card account base, which takes into account the continued declines in the subprime market, the Company expects to have approximately 340 million accounts on file by year-end 2003.

During the first nine months of 2003, the average retail account generated approximately 26% of the revenue of a bankcard account depending upon the number of services outsourced to the Company. The decline in the retail account revenue as a percentage of a bankcard account resulted from the signing of a five-year extension of a long-term processing agreement with one of the segment’s largest customers, which is now under contract until 2016. This customer represents a significant portion of the retail card account pipeline. This signing had an adverse effect on the segment’s operating profit during the quarter.

In March 2003, Bank One Corp. notified the Company that it does not intend to renew its contract for processing services, which is scheduled to expire in June 2004. The Company and Bank One are now arbitrating, among other

FIRST DATA CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

matters, whether the Company must continue to offer processing services at current rates after the June 2004 expiration date.

In March 2003, a customer of the card issuing business announced its private-label credit cards were no longer being accepted at its related merchant businesses, which will result in a reduction of 8 million accounts on file by the end of 2004. The customer’s related retail business subsequently filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As a result of these developments, the Company recorded a non-cash impairment charge of $16.5 million related to capitalized contract costs which was recorded in the 2002 results of operations. The Company is pursuing collection of termination fees due under the contract.

During 2003, card issuing services installed certain system upgrades and enhancements in connection with its redesign of the North American card processing system, which was completed in the first quarter of 2003. Ongoing client specific system development will occur to support cardholder account conversions. Any unexpected delay in contracted client-specific system development could postpone certain conversions and affect the segment’s revenue and operating profit.

Emerging Payments

Through govONE Solutions, LP, a subsidiary of eONE Global, LP, the Company provides electronic tax processing services as a subcontractor for a partner bank which has contracted with the U.S. Department of the Treasury, Financial Management Service (FMS), to be a provider of the Electronic Federal Tax Payment Service (EFTPS). In October 2003, the FMS notified govONE Solution’s partner bank that it was unwilling to accept its pricing submission for renewal of the EFTPS contract. The current EFTPS contract has been extended for an indefinite period, not to exceed January 2004, as the FMS and the partner bank discuss alternative pricing structures. In connection with the formation of the eONE Global partnership in November 2000, the Company agreed to contribute up to $100 million to eONE Global, its 75% owned subsidiary, in the event that govONE Solutions’ contract with its partner bank related to the EFTPS contract is not renewed or is renewed on terms which are materially worse than the current contract and have a material adverse effect on the business of govONE Solutions. At this time, the Company does not know if conditions requiring a contribution will occur or, if a contribution is required, the amount of such contribution.

Acquisitions

Payment Services

In August 2003 Western Union purchased a majority interest in Eposs Limited (“Eposs”), a Cambridge, UK-based provider of cellular prepaid products in Europe and Asia. The Eposs acquisition will allow Western Union to accelerate the expansion of its prepaid services globally.

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

FIRST DATA CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Results of Operations

The following discussion for both consolidated results of operations and segment results refers to the three and nine-month periods ended September 30, 2003 versus the same periods in 2002. Consolidated results should be read in conjunction with segment results, which provide more detailed discussions around certain Consolidated Statement of Income components.

For a detailed discussion of the Company’s components of revenue and expenses, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Consolidated Results

	Three months ended September 30,		Change
(in millions)	2003	2002	Amount	Percentage
Revenues:
Transaction and processing service fees	$1,833.3	$1,684.4	$148.9	9%
Investment income, net	37.7	22.1	15.6	71%
Professional services	23.6	33.5	(9.9)	(30)%
Software licensing and maintenance	14.0	13.4	0.6	4%
Product sales and other	83.1	61.5	21.6	35%
Reimbursable postage and other	147.9	132.6	15.3	12%

	$2,139.6	$1,947.5	$192.1	10%

Expenses:
Cost of services	$1,086.1	$958.7	$127.4	13%
Cost of products sold	53.2	46.8	6.4	14%
Selling, general and administrative	333.7	323.2	10.5	3%
Reimbursable postage and other	147.9	132.6	15.3	12%
Other operating expenses, net	34.7	—	34.7	NM

	Nine months ended September 30,		Change
(in millions)	2003	2002	Amount	Percentage
Revenues:
Transaction and processing service fees	$5,331.8	$4,796.4	$535.4	11%
Investment income, net	105.8	77.7	28.1	36%
Professional services	74.6	82.8	(8.2)	(10)%
Software licensing and maintenance	37.4	41.3	(3.9)	(9)%
Product sales and other	247.0	209.2	37.8	18%
Reimbursable postage and other	466.2	370.3	95.9	26%

	$6,262.8	$5,577.7	$685.1	12%

Expenses:
Cost of services	$3,169.6	$2,802.0	$367.6	13%
Cost of products sold	152.6	140.5	12.1	9%
Selling, general and administrative	1,028.0	942.3	85.7	9%
Reimbursable postage and other	466.2	370.3	95.9	26%
Other operating expenses, net	34.7	48.4	(13.7)	NM

FIRST DATA CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Transaction and processing service fees

The increases in transaction and processing service fees for the three and nine-month periods resulted primarily from the following:

•	Western Union’s consumer-to-consumer money transfer transaction growth of 18% and 20% for the three and nine months ended September 30, 2003, respectively, driven by growth in the international money transfer business.

•	Branded consumer-to-business transactions grew 11% and 13% for the three and nine months, respectively, on a pro forma basis as described below in payment services segment results.

•	Merchant services’ North America merchant dollar volume grew 22% for both the three and nine-month periods and North America merchant transactions grew 26% and 25% for the three and nine months, respectively. These increases resulted from acquisitions, the signing of high volume merchants, and the increased use of cards at the point-of-sale.

Acquisitions that occurred after the second quarter of 2002 contributed to the transaction and processing service fee growth, as discussed in segment results below. Transaction and processing service fee revenues grew less than transactions and volumes due to pricing and product mix. Transaction and processing service fee revenue in the card issuing services segment was relatively flat for the three months and increased 4% for the nine months ended September 30, 2003. Card issuing services continued to experience pricing pressure, declining volume from the subprime market and account deconverions. Offsetting these decreases are internal growth of the Company’s existing client base, new print/mail and plastics business, a small acquisition in November 2002 and account conversions.

Investment income

The increases in investment income for the three and nine-month periods were attributable to average investable balances growing 19%, lower commissions paid to selling agents resulting from lower short-term rates, and incremental realized net gains of approximately $23 million and $54 million, respectively, related to the liquidation of certain portfolio investments. Offsetting these increases were lower yields on certain investments and realized losses on derivative instruments used to hedge commissions paid to selling agents.On a pretax equivalent basis (i.e., as if investment earnings on nontaxable investments were fully taxable at FDC’s marginal tax rate), consolidated investment income increased 23% for the three-month period from $75.6 million to $93.1 million and increased 16% for the nine-month period from $234.9 million to $273.6 million.

Professional services

The decline in professional services revenue for the three and nine-month periods is attributable to a decline in custom programming requests from certain card issuing services customers, as well as a similar decline in government contracts in the emerging payments segment. Offsetting the decrease for the nine-month period is the April 2002 acquisition of GovConnect, which contributed an incremental $9.0 million between the first of the year and the anniversary of the acquisition.

Software licensing and maintenance

The decline in software licensing and maintenance revenue for the nine-month period resulted from fewer software license agreements in 2003 and the completion of certain license agreements in 2002 in the emerging payments segment that did not repeat in 2003.

FIRST DATA CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Product sales and other

The increase in product sales and other revenue for the three and nine-month periods is attributable to the acquisition of TeleCash at the end of March 2003. In addition, during the second quarter 2003, contract termination fees of $4.7 million were recorded in the card issuing services segment. The Company also recorded a $20 million pretax gain related to the termination of a merchant alliance in the second quarter of 2003, compared to a similar pretax gain of $15 million related to the sale of a merchant portfolio and contract termination fees of $5 million recognized in the same period in 2002.

Reimbursable postage and other

Reimbursable postage and other revenue and the corresponding expense increased for the three and nine months due to volume increases resulting from new print and mail customers in the card issuing services segment. The postage rate increase in June 2002, to a lesser extent, also contributed to the increase for the nine months ended September 30, 2003.

Cost of services

Cost of services as a percentage of service revenues (transaction and processing service fees and professional services) remained relatively constant for both the three and nine-month periods. The increase in the dollar amount of cost of services resulted from growth in core businesses related to the merchant services and payment services segments, business acquisitions and an increase in agent commissions, which correlates with revenue growth.

Cost of products sold

The increases in cost of products sold for the three and nine-month periods in 2003 are attributable to the acquisition of TeleCash.

Selling, general and administrative

Selling, general and administrative expenses as a percentage of total revenues for the three and nine months ended September 30, 2003 decreased slightly to 16% compared to 17% for the three and nine months ended September 30, 2002. The dollar increase for the three and nine-month periods resulted from acquisitions, increased costs resulting from revenue growth and increased compliance costs.

Other operating expenses

Other operating expenses related to restructuring, asset impairments and litigation and regulatory settlements totaled $34.7 million for the three months ended September 30, 2003 with no such costs recorded during the comparable period in 2002. Other operating expenses for the nine-month periods were $34.7 million and $48.4 million in 2003 and 2002, respectively.

2003 Activities

(in millions)	Pretax Benefit/(Charge)
Nine months ended September 30, 2003	Payment Services	Merchant Services	Card Issuing Services	Emerging Payments	All Other and Corporate	Totals
Restructuring charges	$(3.5)	$(6.7)	$(16.2)	$(3.1)	$(0.9)	$(30.4)
Restructuring accrual reversals	0.5	0.7	0.3	—	—	1.5
Impairments	—	—	(0.8)	—	—	(0.8)
Litigation and regulatory settlements	—	(5.0)	—	—	—	(5.0)

Total pretax charges, net of reversals	$(3.0)	$(11.0)	$(16.7)	$(3.1)	$(0.9)	$(34.7)

FIRST DATA CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Restructuring charges

The restructuring charges were comprised of severance totaling $30.1 million and $0.3 million related to lease termination losses. Severance charges resulted from the termination of approximately 740 employees across the organization, representing all levels of employees and less than 3% of the Company’s workforce. Expected cost savings related to these restructurings is approximately $15 million for 2003. The Company expects savings of approximately $54 million during 2004. The following describes the nature and timing of the restructuring plans by segment:

•	Payment services charges related to severance costs associated with the rebalancing of resources from domestic operations to international operations. The restructuring plan was completed in the third quarter of 2003, and no additional charges are expected to be incurred.

•	Merchant services severance charges resulted from the consolidation of certain domestic sales and support functions and elimination of redundant positions in FDMS, TeleCheck, Cardservice International and TASQ. Severance charges were also incurred to integrate international support functions between the merchant services and card issuing services segments. As part of the integration, lease termination losses were recognized due to the closure of a TeleCheck facility. The domestic and international restructuring plans were completed in the third quarter, and no additional charges are expected to be incurred.

•	Card issuing services severance charges resulted from the streamlining of the domestic operations and realignment of operating expenses to address declining segment revenues. Charges were also incurred related to the integration of international support functions with merchant services noted above. As part of this effort, a lease termination loss was recognized in the combination of facilities into one location in Australia. The domestic restructuring plans were completed in the third quarter 2003, and international plans will be completed towards the beginning of the fourth quarter 2003. No additional charges are expected to be incurred.

•	Emerging payments severance charges resulted from the consolidation of Encorus operations, which will result in the closure of the Leipzig, Germany facility. The restructuring plan will be completed towards the beginning of the fourth quarter of 2003. Additional charges related to the facility closure are expected to be incurred in the fourth quarter of 2003. Charges were also incurred related to the combination of the BillingZone and Taxware operations under the Velosant structure. The restructuring plan was completed in the third quarter of 2003, and no additional charges are expected to be incurred.

•	All other and corporate charges related to the consolidation of certain human resource and payroll functions to the Denver and Omaha locations. The restructuring plan was completed in the third quarter of 2003, and no additional charges are expected to be incurred.

Reversal of restructuring accruals

The Company reversed $1.5 million of prior period restructuring accruals. The change in estimate was due to the favorable resolution of a customer contract related to the discontinuance of the Payment Card Solutions operations in second quarter 2001 and favorable terminations of lease agreements related to the third quarter 2000 card issuing services restructuring.

The following table summarizes the Company’s utilization of restructuring accruals for the nine months ended September 30, 2003 (in millions):

	Employee Severance	Facility Closure
Remaining accrual at December 31, 2002	$1.5	$4.4
Expense provision for the nine-month period	30.1	0.3
Cash payments and other	(2.7)	(0.9)
Changes in estimates	(0.9)	(0.6)

Remaining accrual at September 30, 2003	$28.0	$3.2

FIRST DATA CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Impairments

The Company recognized an $0.8 million software impairment charge related to the discontinuance of a card issuing services product offering.

Litigation and regulatory settlements

A litigation charge of $5.0 million was recorded related to a lawsuit associated with the merchant services segment.

2002 Activities

(in millions)	Pretax Benefit/(Charge)
Nine months ended September 30, 2002	Payment Services	Merchant Services	Card Issuing Services	Emerging Payments	All Other and Corporate	Totals
Restructuring charges	—	$(6.0)	$(0.3)	$(2.4)	$(0.3)	$(9.0)
Restructuring accrual reversals	—	—	1.9	—	—	1.9
Impairments	—	—	—	(11.3)	—	(11.3)
Litigation and regulatory settlements	$(30.0)	—	—	—	—	(30.0)

Total pretax benefit/(charge), net of reversals	$(30.0)	$(6.0)	$1.6	$(13.7)	$(0.3)	$(48.4)

Restructuring charges

The restructuring charges were comprised of severance totaling $8.5 million and $0.5 million related to lease termination losses. Severance charges resulted from the termination of 281 employees, representing all levels of employees and less than 1% of the Company’s workforce. Cost savings realized from these restructurings for the nine months ended September 30, 2002 were $11.3 million versus planned savings of $11.4 million.

•	Merchant services charges related to streamlining the span of management control and elimination of job redundancies across many departments at most employee levels within the merchant acquiring business. The restructuring plans were completed in the second quarter of 2002.

•	Card issuing services restructuring charges related to severance associated with consolidating Tulsa data center operations. The restructuring plans were completed in the first quarter of 2002.

•	Emerging payments charges related to a reduction in force and closure of a leased facility for the SurePay business to adjust its employee base to match the slower than expected participation in the business-to-business exchange market place. The restructuring plans were completed in the first quarter of 2002.

•	All other and corporate charges related to the elimination of duplicative positions due to the integration of the Achex acquisition. The restructuring plans were completed in the first quarter of 2002.

Reversal of restructuring accruals

The Company reversed prior period restructuring accruals resulting from changes in estimates totaling $1.9 million. The majority of these reversals related to the third quarter 2000 restructuring charge related to the United Kingdom-based operations of the card issuing services segment. The change in estimate resulted primarily from pension obligations associated with severed employees being less than anticipated.

Impairments

The Company recorded an $11.3 million asset impairment charge related to emerging payments capitalized software development costs. The impairment resulted from the second quarter 2002 decision to cease SurePay business-to-business platform development efforts. During 2003, the SurePay operations were ceased and its remaining assets were transferred to the merchant services segment.

Litigation and regulatory settlements

The Company recorded a payment services charge of $30.0 million related to the anticipated settlements of various class action lawsuits pertaining to the Company’s money transfer business, including legal fees and other outside administrative costs.

FIRST DATA CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Interest expense

Interest expense increased 1% to $29.1 million for the three-month period and decreased 8% to $81.0 million for the nine-month period in 2003, respectively. The increase during the third quarter 2003 resulted from the July issuance of $1.0 billion of senior notes offset by a decrease in the average interest rate of 32 basis points. The decrease in interest expense for the nine months was attributable to the decline in the average interest rate and decreases in the average debt balances offset by the issuance of debt in the third quarter of 2003.

Investment gains and losses

The table below details the investment gains realized and losses incurred during the three and nine months ended September 30, 2003 and 2002. Investments were written-down to fair value based on quoted market prices for public companies and for privately held companies by considering market conditions, offering prices, trends of earnings/losses, price multiples, financial position, new financing or other measures.

	Three months ended September 30,		Nine months ended September 30,
Gains/(losses) (in millions):	2003	2002	2003	2002
Write down of investments related to e-commerce businesses	$(5.1)	—	$(5.7)	$(5.6)
Dividend on investment in all other and corporate	—	—	0.4	—
Write down of an investment related to the card issuing services segment	—	—	—	(2.5)
Gain on sale of a portion of the Company’s investment in CheckFree Corporation	—	—	—	8.1

Net investment losses	$(5.1)	—	$(5.3)	—

Divestitures, net

During the three and nine months ended September 30, 2003, the Company reversed $6.8 million of divestiture accruals related to the divestitures of certain companies acquired as part of the 1995 merger with First Financial Management Corporation, related to the passage of certain exposures. Additionally, during the second quarter of 2003, the Company paid approximately $7.5 million in connection with the resolution of the issues involved in the investigation by the Office of Inspector General of the District of Columbia of alleged overpayments to Medicaid recipients by a former subsidiary. The payment was applied against the corresponding divestiture accrual. The Company reversed $2.4 million of divestiture accruals during the nine months ended September 30, 2002 related to Investor Services Group due to the passage of certain contractual indemnification provisions. Investor Services Group was divested in the fourth quarter of 1999.

Income taxes

FDC’s effective tax rates for the three and nine-month periods in 2003 were 21.9% and 25.5%, respectively, compared with 26.5% in both the three and nine-month periods in 2002. The calculation of the effective tax rate includes equity earnings in affiliates and minority interest in pretax income. The majority of minority interest and equity earnings relate to entities that are considered pass-through entities for income tax purposes. The reduction of the effective tax rate for the 2003 three and nine-month periods resulted from higher than anticipated tax-free municipal interest and, to a larger extent, the third quarter 2003 expiration of the statutory examination period for a prior tax year.

Minority interest

The increase in minority interest expense for the three and nine-month periods in 2003 is attributable to increased income related to consolidated merchant alliances, reduced operating losses in emerging payments for the nine-month period, and lesser amounts of restructuring charges and investment losses.

FIRST DATA CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Equity earnings in affiliates

The increase in equity earnings in affiliates for the three and nine-month periods in 2003 is attributable to increased revenue and profit of certain merchant alliances resulting from increased transaction volumes.

Net income

Net income of $360.9 million for the three-month period in 2003 increased 5% from $342.5 million in 2002. Net income of $1,007.3 million for the nine-month period in 2003 increased 14% from $885.4 million in 2002. The increases in net income for the three and nine-month periods result from the items noted above.

Diluted earnings per share

Diluted earnings per share (“EPS”) increased 9% to $0.49 for the three-month period from 2002 EPS of $0.45. EPS increased 17% to $1.33 for the nine-month period from 2002 EPS of $1.14. The increases are attributable to the increases in net income resulting from the items noted above and to a lesser extent, the reduction in weighted-average shares outstanding.

Segment Results

For a detailed discussion of the Company’s principles regarding its operating segments, refer to “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Payment Services Segment Results

	Three months ended September 30,		Change
(in millions)	2003	2002	Amount		Percentage
Revenues:
Transaction and processing service fees	$840.6	$743.9	$96.7		13%
Investment income, net	90.4	72.0	18.4		26%
Product sales and other	1.1	1.1	—		—
Reimbursable postage and other	2.1	1.3	0.8		62%
Equity earnings in affiliates	0.6	2.2	(1.6)		(73)%
Interest income	0.4	—	0.4		NM

	$935.2	$820.5	$114.7		14%

Operating profit	$323.7	$285.0	$38.7		14%
Operating margin	34.6%	34.7%	(0.1	) pts
Key indicators:
Consumer-to-consumer money transfer transactions (a)	20.9	17.7	3.2		18%
Branded consumer-to-business transactions (b)	33.6	30.2	3.4		11%

	Nine months ended September 30,		Change
(in millions)	2003	2002	Amount		Percentage
Revenues:
Transaction and processing service fees	$2,408.7	$2,085.5	$323.2		15%
Investment income, net	266.3	224.5	41.8		19%
Product sales and other	3.1	3.5	(0.4)		(11)%
Reimbursable postage and other	5.4	4.1	1.3		32%
Equity earnings in affiliates	0.1	1.6	(1.5)		(94)%
Interest income	0.4	—	0.4		NM

	$2,684.0	$2,319.2	$364.8		16%

Operating profit	$909.2	$761.0	$148.2		19%
Operating margin	33.9%	32.8%	1.1	pts
Key indicators:
Consumer-to-consumer money transfer transactions (a)	59.0	49.0	10.0		20%
Branded consumer-to-business transactions (b)	100.1	88.4	11.7		13%

(a)	Consumer-to-consumer money transfer transactions include North America and International consumer money transfer services.

(b)	Branded consumer-to-business transactions include Quick Collect, EasyPay, PhonePay, Paymap’s Just-in-Time and Equity Accelerator services, and E Commerce Group’s SpeedPay transactions directly processed by E Commerce Group. Amounts for 2002 include transactions for E Commerce Group and Paymap as if they were consolidated subsidiaries for all periods to provide a more meaningful comparison.

FIRST DATA CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

The increase in transaction and processing service fee revenue for the three and nine months was driven by total Western Union worldwide money transfer transaction growth, including both consumer-to-consumer and branded consumer-to-business transactions.

Money transfer transactions generated approximately 80% of the payment segment’s revenues for 2003 and 2002. Western Union money transfer revenues increased 14% and 17% for the three and nine months ended September 30, 2003, respectively, and 10% and 13%, respectively, assuming a constant exchange ratio between the euro and the U.S. dollar. The revenue growth is driven by increases in international money transfer revenue of 23% and 25% for the three and nine months ended September 30, 2003, respectively, with transaction growth of 24% and 26% for the three and nine months ended September 30, 2003, respectively, compared with the same periods in 2002. International money transfer revenue includes U.S. outbound transactions destined for foreign countries other than Mexico and Canada. The table below presents the components of money transfer revenues as a percentage of total money transfer revenue:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Consumer-to-consumer:
International	56%	52%	55%	51%
Domestic (including Canada)	19%	21%	19%	22%
Mexico	7%	7%	7%	7%
Consumer-to-business (including branded consumer-to-business)	18%	20%	19%	20%

The increase in consumer-to-consumer transactions resulted, in part, from the growth in the agent base, which increased 25% over 2002, to approximately 169,000 worldwide agent locations as of September 30, 2003. Western Union continued to expand its agent base through new signings domestically and internationally during the quarter. Western Union has a twelve-month backlog of more than 19,000 agent locations and expects to finish the year with more than 180,000 worldwide agent locations.

FIRST DATA CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

The growth in branded consumer-to-business transactions was driven by strong selling and marketing efforts and by the diversification of product offerings through the acquisitions of Paymap and E Commerce Group in April 2002 and June 2002, respectively.

Prepaid stored-value transactions grew 34% and 37% for the three and nine months ended September 30, 2003, respectively. Growth in this market was driven by ValueLink entering into agreements with several new and existing First Data clients and marginally by the acquisition of Eposs in August 2003.

The increase in investment income for both the three and nine months ended September 30, 2003 is due to average investable balances growing 19%, lower short-term rates, which resulted in lower commissions paid to selling agents, and incremental realized pretax gains of approximately $23 million and $54 million, respectively, on the liquidation of certain portfolio investments. Offsetting the increases were lower yields on certain investments and realized losses on derivative instruments used to hedge commissions paid to selling agents. The investment portfolio balance is driven largely from sales of official checks by selling agents. Payment services reports investment income and operating profit on a pretax equivalent basis (i.e., as if investment earnings on settlement assets, which are substantially all nontaxable, were fully taxable at FDC’s marginal tax rate). The impact of reporting segment revenue and operating profit on this basis is eliminated in consolidation.

Operating profit (on a pretax equivalent basis) for the three and nine months ended September 30, 2003, increased due to the increase in transaction and processing service fee revenue described above and increased investment income. These improvements were partially offset by increased spending on regulatory compliance, including additional headcount.

Merchant Services Segment Results

	Three months ended September 30,		Change
(in millions)	2003	2002	Amount		Percentage
Revenues:
Transaction and processing service fees	$545.8	$490.5	$55.3		11%
Check verification and guarantee services	96.3	95.5	0.8		1%
Investment income, net	2.7	3.6	(0.9)		(25)%
Professional services	7.6	8.2	(0.6)		(7)%
Software licensing and maintenance	1.4	1.4	—		—
Product sales and other	83.9	62.4	21.5		34%
Reimbursable postage and other	3.7	3.0	0.7		23%
Equity earnings in affiliates	43.3	37.8	5.5		15%
Interest income	0.4	0.2	0.2		100%

	$785.1	$702.6	$82.5		12%

Operating profit	$215.0	$196.0	$19.0		10%
Operating margin	27.4%	27.9%	(0.5	) pts
Key indicators:
North America merchant dollar volume (billions) (a)	$175.6	$143.9	$31.7		22%
North America merchant transactions (millions) (a)	3,274.6	2,609.0	665.6		26%

FIRST DATA CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

	Nine months ended September 30,		Change
(in millions)	2003	2002	Amount		Percentage
Revenues:
Transaction and processing service fees	$1,558.2	$1,388.1	$170.1		12%
Check verification and guarantee services	290.3	276.4	13.9		5%
Investment income, net	7.3	10.4	(3.1)		(30)%
Professional services	23.4	21.3	2.1		10%
Software licensing and maintenance	3.2	4.3	(1.1)		(26)%
Product sales and other	245.6	209.1	36.5		17%
Reimbursable postage and other	11.4	8.9	2.5		28%
Equity earnings in affiliates	125.6	104.4	21.2		20%
Interest income	0.5	0.4	0.1		25%

	$2,265.5	$2,023.3	$242.2		12%

Operating profit	$586.3	$533.3	$53.0		10%
Operating margin	25.9%	26.4%	(0.5	) pts
Key indicators:
North America merchant dollar volume (billions) (a)	$491.8	$403.4	$88.4		22%
North America merchant transactions (millions) (a)	9,113.1	7,302.7	1,801.4		25%

(a)	North America merchant dollar volume includes Visa and MasterCard credit and debit (signature and PIN-based) at point-of-sale. North America Merchant transactions include Visa and MasterCard credit and debit (signature and PIN-based transactions at the point-of-sale) and processed-only customer transactions.

The growth in merchant services transaction and processing service fee revenue was driven by increased dollar volume and transactions processed, the impact of acquisitions, and strong growth in the debit market, both signature and PIN-based.

Core merchant businesses, consisting of FDMS (including equity earnings from merchant alliances), PayPoint and NYCE, contributed 87% of the total transaction and processing service fee revenue and equity earnings for both the three and nine-month periods. Revenue from these core businesses grew 13% and 15% for the three and nine months ended September 30, 2003, respectively, from $450.2 million and $1,263.0 million, respectively, in 2002 to $510.9 million and $1,457.7 million, respectively, in 2003. PayPoint, acquired in August 2002, contributed approximately 3% and 6% for the three and nine months, respectively, to the core transaction and processing service fee and equity earnings growth for the segment between the first of the year and the anniversary date of the acquisition. The revenue growth from acquisitions is enhanced due to the integration of such acquisitions into FDC’s infrastructure from the date of acquisition. Without the benefit of the PayPoint acquisition and other smaller strategic acquisitions before their respective anniversary date, the core merchant business revenue growth was approximately 8% for the three and nine-month periods in 2003.

Check verification and guarantee service revenue growth for the three and nine-month periods in 2003 is attributable to growth in the Electronic Check Acceptance® service (“ECA®”) product. These increases were offset by a decline in the paper check verification and guarantee activity and the first quarter 2003 effect of adopting Financial Accounting Standards Board (“FASB”) Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The continued decline in paper check guarantee

FIRST DATA CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

and verification is a direct result of the increased trend by consumers to utilize debit cards at the point-of-sale. Debit cards access the consumer’s demand deposit account and can be either signature or PIN-based.

Under FIN 45, the Company is required to defer revenue in the amount of the fair value of check guarantees until the settlement or expiration of the check guarantee for transactions occurring subsequent to December 31, 2002. The initial adoption reduced revenue and operating profit by $5.2 million for the first quarter of 2003. FIN 45 had minimal impact in the second and third quarters and will have minimal impact in future periods assuming no dramatic change in check guarantee revenue.

The increase in product sales and other revenue is due to increased sales and leasing of point-of-sale terminals and other related equipment attributable to the acquisition of TeleCash in March 2003. The Company also recorded a $20 million gain on the sale of a merchant portfolio related to the termination of a merchant alliance in the second quarter of 2003, compared to a similar pretax gain of $15 million related to the sale of a merchant portfolio and contract termination fees of $5 million recognized in the same period in 2002.

The increase in equity earnings in affiliates for the three and nine-month periods in 2003 is attributable to the increased revenue and profit of certain merchant alliances resulting from increased transaction volumes.

The increases in operating profits for the three and nine-month periods are reflective of increased dollar volume and transactions, increased earnings from equity alliances, and focused expense management. The slight decline in operating margins for the three and nine-month periods as a percentage of revenue is attributable to acquisitions with lower margins, the initial first quarter 2003 impact of adopting FIN 45 related to check guarantees and a continuing trend for higher growth rates in larger national merchants.

Card Issuing Services Segment Results

	Three months ended September 30,		Change
(in millions)	2003	2002	Amount		Percentage
Revenues:
Transaction and processing service fees	$327.4	$329.0	$(1.6)		—
Professional services	10.5	16.7	(6.2)		(37)%
Software licensing and maintenance	5.3	5.6	(0.3)		(5)%
Product sales and other	—	0.1	(0.1)		(100)%
Reimbursable postage and other	148.0	133.5	14.5		11%
Equity earnings in affiliates	0.1	—	0.1		NM
Interest income	0.7	0.2	0.5		250%

	$492.0	$485.1	$6.9		1%

Operating profit	$72.7	$97.0	$(24.3)		(25)%
Operating margin	14.8%	20.0%	(5.2	) pts

FIRST DATA CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

	Nine-months ended September 30,		Change
(in millions)	2003	2002	Amount		Percentage
Revenues:
Transaction and processing service fees	$1,001.7	$963.5	$38.2		4%
Professional services	35.4	49.3	(13.9)		(28)%
Software licensing and maintenance	13.4	15.5	(2.1)		(14)%
Product sales and other	4.7	0.2	4.5		NM
Reimbursable postage and other	466.3	372.4	93.9		25%
Equity earnings in affiliates	0.9	(1.6)	2.5		156%
Interest income	1.9	0.4	1.5		375%

	$1,524.3	$1,399.7	$124.6		9%

Operating profit	$222.2	$272.0	$(49.8)		(18)%
Operating margin	14.6%	19.4%	(4.8	) pts

Key indicators:
Card accounts on file (in millions)	As of September 30,		Change
	2003	2002	Amount		Percentage
Domestic	302.2	299.7	2.5		1%
International	30.1	25.2	4.9		19%

Total	332.3	324.9	7.4		2%

Transaction and processing service fees continue to be negatively impacted by pricing pressures, deterioration of subprime customers and account deconversions. Offsetting these items are internal growth of the Company’s existing client base, new print/mail and plastics business, a small acquisition in November 2002 and account conversions.

As noted above, revenue growth was adversely affected by deterioration of accounts on file for subprime customers, which accounted for approximately 6% of card issuing services revenue for the three months ended September 30, 2003 compared to 9% for the three months ended September 30, 2002. Prior to 2002, the Company had experienced strong growth in this market; however, accounts on file for subprime customers continued to deteriorate in the first nine months of 2003. Furthermore, heightened regulatory requirements (including increased capital and reserve requirements), material increases in delinquencies and charged off accounts and general economic conditions likely will constrain the ability of many customers in this market to maintain their existing account base in the near term. The net book value of capitalized costs related to subprime customers were $23.5 million as of September 30, 2003.

Professional service revenues are comprised of custom programming services. The decrease for both the three and nine-month periods in 2003 is attributable to a decline in custom programming requests from certain PaySys customers.

The increase in product sales and other for the nine months relates to contract termination fees of $4.7 million recorded in the second quarter of 2003.

The increase in reimbursable postage and other for the three-month period is attributable to an increase in mailing volumes attributable to new business. The increase for the nine-month period results from postage rates increasing in June 2002 and the increased mailing volumes attributable to new business.

Operating profit continued to be adversely impacted by pricing pressures, deterioration of subprime customers and account deconversions. Additional decreases for the three and nine months result from lost business related to the discontinued operations of First Consumers National Bank, favorable resolution of a contract issue in 2002 and certain volume-related activity. Offsetting these items are internal growth of its existing clients, new print/mail and plastics business and account conversions.

During the third quarter 2003, card issuing services completed a significant restructuring to streamline its domestic operations and realign its operating expenses to address declines in segment revenues. Cost savings associated with the restructuring will be approximately $23 million on an annual basis.

FIRST DATA CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

The decline in margins for both the three and nine months ended September 30, 2003 resulted from the items impacting operating profit mentioned above. Additionally, investments in the business, including the redesign of the North American card processing system, have caused a slight decrease in margins.

Emerging Payments Segment Results

	Three months ended September 30,		Change
(in millions)	2003	2002	Amount		Percentage
Revenues:
Transaction and processing service fees	$19.1	$16.6	$2.5		15%
Professional services	11.7	14.4	(2.7)		(19)%
Software licensing and maintenance	7.4	6.4	1.0		16%
Interest income	0.3	0.3	—		—

	$38.5	$37.7	$0.8		2%

Operating loss	$(5.3)	$(4.9)	$(0.4)		(8)%
Operating margin	(13.8)%	(13.0)%	(0.8	) pts

	Nine months ended September 30,		Change
(in millions)	2003	2002	Amount	Percentage
Revenues:
Transaction and processing service fees	$58.6	$55.4	$3.2	6%
Professional services	32.8	26.8	6.0	22%
Software licensing and maintenance	20.9	21.5	(0.6)	(3)%
Interest income	1.0	1.5	(0.5)	(33)%

	$113.3	$105.2	$8.1	8%

Operating loss	$(13.0)	$(17.3)	$4.3	25%
Operating margin	(11.5)%	(16.4)%	4.9 pts

The increase in transaction and processing service fees for the three-month period results from increased transaction volume at govONE and GovConnect. The increase for the nine-month period is due to the acquisition of GovConnect in April 2002 as well as the factors mentioned above.

The decrease in professional services revenue for the three-month period results from a decline in government contracts offset by the acquisition of FSI during the second quarter of 2003. The increase for the nine-month period is due to the acquisitions of GovConnect and FSI.

Operating losses increased slightly for the three-month period and decreased for the nine-month period as a result of 2002 losses of the SurePay operating unit, the activities of which were ceased in 2003.

All Other and Corporate

	Three months ended September 30,		Change
(in millions)	2003	2002	Amount	Percentage
Revenues:
Transaction and processing service fees	$19.0	$21.7	$(2.7)	(12)%
Professional services	0.7	0.6	0.1	17%
Interest income	0.3	0.4	(0.1)	(25)%

	$20.0	$22.7	$(2.7)	(12)%

Operating loss	$(28.6)	$(24.2)	$(4.4)	(18)%

FIRST DATA CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

	Nine months ended September 30,		Change
(in millions)	2003	2002	Amount	Percentage
Revenues:
Transaction and processing service fees	$57.1	$65.6	$(8.5)	(13)%
Professional services	2.3	1.8	0.5	28%
Interest income	1.0	1.6	(0.6)	(38)%

	$60.4	$69.0	$(8.6)	(12)%

Operating loss	$(73.6)	$(55.6)	$(18.0)	(32%)

The decline in transaction and processing service fees for the three and nine-month periods in 2003 was attributable to a decrease in volume with existing clients at Teleservices and Call Interactive.

The increase in the operating loss for the three and nine-month periods is attributable to the decline in revenue and profitability at Teleservices and Call Interactive, an increase in spending for certain corporate initiatives and Concord integration costs.

The Company has recognized certain integration costs in the Consolidated Statement of Income for the three and nine months ended September 30, 2003 related to the pending merger with Concord. These costs primarily represent direct personnel costs associated with preparing for the combination of Concord and FDC operations. Integration costs will increase significantly upon completion of the merger. As of September 30, 2003, $16.7 million of direct transaction costs, such as legal, accountant and investment banking fees, were incurred and recorded in other assets on the Consolidated Balance Sheet.

Capital Resources and Liquidity

For a more detailed disclosure regarding certain aspects of the Company’s capital resources and liquidity see the “Capital Resources and Liquidity” section of “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

FDC’s sources of liquidity during 2003 continue to be the Company’s cash generated from operating activities and proceeds from the issuance of long-term debt. Proceeds from the issuance of long-term debt were used in part to repay the outstanding commercial paper balance. The Company believes its current level of cash and short-term financing capabilities along with future cash flows from operations are sufficient to meet the needs of its existing businesses. The Company may, from time to time, seek longer-term financing, as it did in the third quarter, to support additional cash needs or reduce short-term borrowings. During the second quarter of 2003 the Company filed a $1.8 billion shelf registration. On July 30, 2003 the Company issued $1.0 billion of five and ten year notes under the shelf registration. The shelf registration and subsequent debt issuance are discussed in Cash Flows from Financing Activities below. The following discussion highlights the Company’s cash flow activities during the nine months ended September 30, 2003 and 2002. In addition, information is provided regarding significant acquisitions, including the merger with Concord, and capital expenditures occurring in the future that may impact capital resources and liquidity.

Cash and Cash Equivalents

Highly liquid investments (other than those included in settlement assets) with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates market value. At September 30, 2003 and December 31, 2002, the Company held $1,066.1 million and

FIRST DATA CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

$819.4 million in cash and cash equivalents, respectively. Automated teller machine (“ATM”) operating cash included in cash and cash equivalents at September 30, 2003 and December 31, 2002, was $164.5 million and $233.4 million, respectively.

Excluded from cash and cash equivalents at September 30, 2003 and December 31, 2002, were $177.3 million and $160.5 million, respectively, of regulatory required investments in connection with money transfer operations and $100.0 million and $70.0 million, respectively, of required investments in connection with the Company’s First Financial Bank. The increase of $30.0 million in investments related to merchant card settlement operations results from VISA rules effective March 2003 that increased the minimum capital requirements for certain banks. Also excluded from cash and cash equivalents were escrow funds of $34.0 million and $27.7 million at September 30, 2003 and December 31, 2002, respectively. Amounts excluded from cash and cash equivalents are included in “other assets” on the Consolidated Balance Sheets.

Cash Flows from Operating Activities

	Nine Months Ended September 30,
Source/(use) (in millions)	2003	2002	Change
Net income	$1,007.3	$885.4	$121.9
Depreciation and amortization	432.9	394.6	38.3
Other non-cash items and charges, net	88.8	82.5	6.3
Working capital items	(43.8)	80.4	(124.2)

Net cash provided by operating activities	$1,485.2	$1,442.9	$42.3

The increase in depreciation and amortization expense is due to a $19.3 million increase resulting from acquisitions, increases in capitalized property, plant and equipment and capitalized payments to secure customer contracts and systems development costs.

The decrease in restructuring, litigation, impairments, investment gains and losses and divestitures of $12.8 million from the same period in 2002, was offset by an increase in other non-cash charges of $19.1 million. The other non-cash items are comprised of undistributed equity earnings in affiliates and minority interest.

Working capital items include “accounts receivable”, “other assets” and “accounts payable and other liabilities” on the Consolidated Balance Sheets. Accounts receivable was a source of $70.3 million in 2003 versus a use of $92.9 million in 2002 as a result of the timing of collections compared to billings. The increased use of cash from accounts payable and other liabilities results from timing of payments for vendor invoices and the funding of pension obligations. The decreased source of cash from income taxes results from increased estimated tax payments made in the current year compared to 2002.

The Company utilized cash flows from operating activities for the nine months ended September 30, 2003 to reinvest in existing businesses through capital expenditures, fund acquisitions, purchase treasury shares and pay dividends.

FIRST DATA CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Cash Flows from Investing Activities

	Nine Months Ended September 30,
Source/(use) (in millions)	2003	2002	Change
Current year acquisitions, net of cash acquired	$(116.7)	$(585.5)	$468.8
Payments related to other businesses previously acquired	(24.2)	(157.9)	133.7
Additions to property and equipment, net	(115.4)	(184.4)	69.0
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(191.0)	(155.0)	(36.0)
Other investing activities	(19.7)	182.6	(202.3)

Net cash used in investing activities	$(467.0)	$(900.2)	$433.2

The Company invests cash in its existing businesses to expand its processing capabilities through property and equipment additions and to establish customer processing relationships through initial contract payments, conversion costs and systems development. The following table discloses amounts capitalized related to the above noted items.

	Nine months ended September 30,
(in millions)	2003	2002
Customer contracts	$93.3	$33.3
Conversion costs	42.1	26.0
Systems development	49.6	95.0
Other intangible assets	6.0	0.7

	191.0	155.0
Property and equipment	115.4	184.4

	$306.4	$339.4

The increase in amounts capitalized for customer contracts relates to initial contract payments. The increase in conversion costs relates to the card issuing services segment. The decrease in systems development expenditures results from amounts capitalized in 2002 related to the redesign of the North American card processing system, which is now complete. Amounts capitalized for property and equipment relate to land purchased for construction of a new facility for the merchant services segment as well as expenditures for electronic data processing equipment and other equipment, including terminals and production equipment. Capital expenditures for full year 2003 are expected to be approximately $400 million compared to $418.3 million for 2002.

During 2003, the Company acquired TeleCash for approximately $102.6 million in cash, net of cash acquired of $17.1 million.

Other acquisitions made during the first nine months of 2003 include Eposs, Frank Solutions Inc., a joint venture in the money transfer business, a joint venture in the merchant services segment and the purchase of three merchant portfolios for the remaining $14.1 million.

During the first nine months of 2003, payments related to other businesses previously acquired included $34.1 million for contingent consideration offset by a $10.6 million receipt of escrow cash related to a 2001 acquisition. The 2002 payments for prior year acquisitions included the $123.8 million payment of a promissory note associated with the December 2001 acquisition of Cardservice International, Inc. and $28.1 million in contingent consideration payments related to four other previous acquisitions.

FIRST DATA CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

The use of cash in 2003 for other investing activities includes a $53.1 million increase in regulatory/restricted cash balances offset by $26.0 million in proceeds from the sale of a merchant portfolio, and $10.3 million in proceeds from the sale of a portion of the Company’s interest in the Nihon Card Processing Co. Ltd. joint venture. The source of cash in 2002 includes net proceeds of $60 million for the maturity of corporate investments as well as $24.1 million received from the sale of a portion of the Company’s investment in CheckFree stock and a $110.9 million decrease in restricted cash.

Cash Flows from Financing Activities

	Nine Months Ended September 30,
Source/(use) (in millions)	2003	2002	Change
Short-term borrowings, net	$(349.8)	$76.4	$(426.2)
Principal payments on long-term debt	(232.5)	(10.0)	(222.5)
Proceeds from issuance of long-term debt	992.6	—	992.6
Proceeds from issuance of common stock	169.9	173.3	(3.4)
Purchase of treasury shares	(1,306.9)	(756.9)	(550.0)
Cash dividends	(44.8)	(30.4)	(14.4)

Net cash used in financing activities	$(771.5)	$(547.6)	$(223.9)

FDC’s financing activities include net proceeds and cash outlays related to the issuance and paydown of commercial paper, as well as other long-term debt and capital leases. There was no commercial paper balance outstanding as of September 30, 2003 compared to $349.9 million as of December 31, 2002. For the first nine months of 2003, commercial paper was used to meet short-term liquidity needs and was paid down with the proceeds from the third quarter issuance of long-term debt.

FDC has remaining available short-term borrowing authorization of approximately $1.6 billion at September 30, 2003 under the Company’s credit facility backed $1.1 billion commercial paper program, $300 million extendable commercial note program and $250 million in uncommitted bank credit lines.

A change in one of the Company’s credit ratings could result in higher borrowing rates for its commercial paper program and any future debt issuances. The Company closely monitors the factors that influence such ratings and works with the respective credit rating agencies to maintain its credit ratings. The Company’s credit ratings remain at A1 for Moody and A+ for Standard and Poor’s.

In April 2003, the Company’s $200 million 6 5/8% medium-term note reached maturity and the Company repaid the principal balance. The remaining principal payments relate to payments on capital leases and other notes payable.

During the second quarter of 2003, the Company filed a $1.8 billion shelf registration providing for the issuance of debt and equity securities. In addition, the Company had $200 million remaining available under the first quarter 2001 registration. On July 30, 2003, the Company issued $500 million of 3.375% senior notes due August 1, 2008 and $500 million of 4.7% senior notes due August 1, 2013 under these shelf registrations. The $992.6 million of net proceeds from this offering were used to repay a portion of outstanding commercial paper, repurchase the Company’s common stock and for general corporate purposes. In conjunction with the debt offering, the Company entered into five and ten year interest rate swaps with notional amounts of $250 million each to receive interest at the coupon rate of the debt and to pay interest at a variable rate equal to LIBOR plus 0.03% and 0.20% respectively. The weighted average interest rate on the five and ten year notes on September 30, 2003 was 2.4% and 3.2%, respectively. After the July 2003 issuance, $1 billion remained available under the shelf registration. The Company has another shelf registration providing for the issuance of approximately 10 million shares of the Company’s common stock in connection with certain types of acquisitions, of which approximately 10 million shares were available at September 30, 2003.

FIRST DATA CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Proceeds from the issuance of common stock result from stock option exercises and purchases under the Company’s employee stock purchase plan. Offsetting these cash inflows were share repurchases under stock repurchase programs authorized by the Board of Directors as well as purchases of treasury stock for issuance upon the exercise of stock options and share issuances under the employee stock purchase plan. During the second quarter of 2003 the Company completed the $500 million repurchase program which was initiated in the fourth quarter of 2002. A total of 12.7 million shares were repurchased under this program. In May 2003 the Board of Directors authorized a $1.145 billion stock repurchase. The following table presents the shares purchased along with the associated costs (in millions):

	Nine months ended September 30,
	2003		2002
	Shares	Cost	Shares (a)	Cost
Share repurchase programs:
$700 million, authorized September 2001	—	—	13.4	$491.5
$500 million, authorized May 2002	11.5	$461.9	—	—
$1.145 billion, authorized May 2003	13.5	538.2

	25.0	1,001.1	13.4	491.5
Treasury stock purchases related to employee benefit plans	8.2	306.8	6.8	265.4

Total stock repurchases	33.2	$1,306.9	20.2	$756.9

(a)	Share amounts have been retroactively restated to reflect the impact of the stock split that occurred in June 2002.

The increase in dividend payments results from the stock split that occurred in June 2002. The Company maintained the same per share dividend amount after the split, which resulted in the doubling of the dividend payment.

During the first quarter of 2003 the Company signed an agreement to merge with Concord EFS, Inc. in an all-stock transaction valued at approximately $7 billion at the date of the first public announcement. Pursuant to the merger agreement, FDC has agreed to exchange 0.40 FDC common shares for every Concord common share. Upon completion of the merger FDC will issue approximately 211 million common shares to Concord shareholders.

The Company has $87.9 million in outstanding letters of credit, of which approximately 40% expire in 2003 with the remainder expiring throughout 2004, in connection with certain business combinations, lease arrangements, bankcard association agreements and agent settlement agreements. The Company expects to renew the letters of credit prior to expiration.

Off-Balance Sheet Arrangements

Other than facility and equipment leasing arrangements, the Company does not engage in off-balance sheet financing activities. During the second quarter of 2003, the Company restructured its synthetic operating lease arrangements (the “Restructured Leases”). The lessor in the Restructured Leases is an unaffiliated entity, which has as its sole member a publicly traded corporation. The Company does not believe the lessor is a variable interest entity, as defined in Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). In addition, the Company has verified that even if the lessor was determined to be a variable interest entity, the Company would not have to consolidate the lessor nor the assets and liabilities associated with assets leased to the Company. This is because the Company’s assets do not exceed 50% of the total fair value of the lessor’s assets

FIRST DATA CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

excluding any assets that should be excluded from such calculation under FIN 46 nor did the lessor finance 95% or more of the leased balance with non-recourse debt, target equity or similar funding. Rent expense related to the synthetic operating leases was $1.6 million and $1.7 million for the nine months ended September 30, 2003 and 2002, respectively.

Contractual Obligations

The Company’s contractual obligations as of September 30, 2003 have not changed materially, except for the $500 million of 3.375% senior notes due August 1, 2008 and the $500 million of 4.7% senior notes due August 1, 2013 issued on July 30, 2003, from the amounts disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2002 Annual Report on Form 10-K.

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

Under FIN 45, the Company’s obligation to stand ready to perform is minimal. The Company requires cash deposits, guarantees, letters of credit or other types of collateral from certain merchants to minimize its obligation. As of September 30, 2003 and December 31, 2002, the Company and its unconsolidated alliances had cash collateral of $562.3 million and $367.3 million, respectively. Collateral in the form of letters of credit amounted to $98.7 million and $73.7 million at September 30, 2003 and December 31, 2002, respectively. Collateral held by the Company is classified within “settlement liabilities” on the Company’s Consolidated Balance Sheet. The Company also utilizes a number of systems and procedures to manage merchant risk. Despite these efforts, the Company historically has experienced some level of losses due to merchant defaults.

The Company’s contingent obligation under FIN 45 relates to imprecision in its estimates of required collateral and a provision for this obligation is recorded based on recent history of credit losses. The provision for this obligation is based primarily on historical experience and other relevant factors such as economic downturns or increases in merchant fraud. For the three and nine month periods ended September 30, 2003, the Company and its unconsolidated

FIRST DATA CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

alliances incurred aggregate merchant credit losses of $10.7 million and $32.3 million, respectively, on total dollar volumes processed of $175.6 billion and $491.8 billion respectively. For the three and nine month periods ended September 30, 2002, the Company and its unconsolidated alliances incurred aggregate merchant credit losses of $8.1 million and $25.3 million, respectively, on total dollar volumes processed of $143.9 billion and $403.4 billion respectively. Merchant credit losses attributable to the Company and its consolidated subsidiaries amounted to $8.5 million and $25.4 million for the three and nine-month periods ended September 30, 2003, respectively, and $7.7 million and $19.5 million for the comparable 2002 periods. Such amounts are included in “cost of services” in the Company’s Consolidated Statements of Income.

Effective June 30, 2003, the reserve for this obligation is included in “accounts payable and other liabilities” on the Company’s Consolidated Balance Sheets. Prior to June 30, 2003 the reserve was included as a component of the allowance for doubtful accounts. The reserve recorded on the Company’s Consolidated Balance Sheets only relates to the business conducted by its consolidated subsidiaries. The reserve for unconsolidated alliances is recorded only in the alliances’ financial statements. The Company has not recorded any reserve for estimated losses in excess of reserves recorded by the unconsolidated alliances nor has the Company identified needs to do so. At September 30, 2003 and December 31, 2002, the Company and its consolidated and unconsolidated alliances had aggregate merchant credit loss reserves of $30.2 million and $27.6 million, respectively. The foregoing disclosure presents merchant credit loss reserves in the aggregate without regard to whether the reserves relate to merchant contracts held by entities consolidated by the Company or alliances accounted for under the equity method. The amounts of reserves attributable to entities consolidated by the Company were $21.1 million and $17.9 million at September 30, 2003 and December 31, 2002, respectively.

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

New Accounting Pronouncements

FIN 46 was issued in January 2003 to address the consolidation issues around certain types of entities, including variable interest entities (“VIE”). FIN 46 requires a VIE to be consolidated if the Company’s variable interest (i.e., investment in the entity) will absorb a majority of the entity’s expected losses and/or residual returns if they occur. FIN 46 is applicable immediately to any VIE formed after January 31, 2003 and was originally applicable for the Company for existing entities in the third quarter 2003. The FASB deferred the implementation date until January 1, 2004 for entities that existed prior to February 1, 2003. The Company has preliminarily completed its assessment of FIN 46, and does not believe its application will have a material effect on the Company’s financial position or results of operations.

SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”) establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. This statement became effective for the Company on July 1, 2003, and the implementation had no impact on the Company’s financial position, results of operations or liquidity.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the 2002 Annual Report on Form 10-K related to the Company’s exposure to market risk from interest rates.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company has evaluated, under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2003. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2003, to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the above evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Independent Accountants’ Review Report

The Stockholders and Board of Directors

First Data Corporation

We have reviewed the accompanying consolidated balance sheet of First Data Corporation as of September 30, 2003 and the related consolidated statements of income for the three and nine-month periods ended September 30, 2003 and 2002 and the consolidated statements of cash flows for the nine-month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

October 13, 2003

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. None of these matters, either individually or in the aggregate, currently is material to the Company except as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “Annual Report”) and Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2003 and June 30, 2003. There were no material developments in the litigation matters previously disclosed except for the following developments.

On August 14, 2003, the court issued an order granting the award of the plaintiffs’ attorneys’ fees and costs and the award of individual benefits to the class representatives in the putative class action filed by Julieta Amorsolo and Apolonio Ezequiel Viruel Torres that was previously reported in the Annual Report and Quarterly Report for the quarterly period ended June 30, 2003.

On October 23, 2003, the United States Department of Justice, along with District of Columbia and seven states, filed a lawsuit against the Company and Concord EFS, Inc. in the United States District Court for the District of Columbia. The plaintiffs allege that the Company’s proposed acquisition of Concord will substantially reduce competition among Personal Identification Number (“PIN”) debit networks for retail transactions in violation of Section 7 of the Clayton Act. The plaintiffs seek a permanent injunction against the merger of the two companies and costs of the action. The seven states and the District of Columbia also seek reasonable attorney fees. The Company intends to vigorously oppose the action. On October 28, 2003, a scheduling order was entered in the litigation which, among other things, provides that a hearing on the government’s motion for a preliminary injunction will be consolidated with a trial on the merits and will begin on December 15, 2003.

Additional information regarding litigation involving the Company is provided in Note 8 of Part I, Item 1.

Item 2.	Changes in Securities and Use of Proceeds

On July 31, 2003, the Company issued 622,110 shares of its common stock, par value $0.01 per share, to a customer of one of its wholly owned subsidiaries in connection with the cashless exercise of a warrant originally issued on November 16, 1996. The warrant permitted the holder to purchase up to 4,000,000 shares of the Company’s common stock at a purchase price of $35 per share, subject to adjustment upon the occurrence of certain events specified in the warrant. No underwriter or placement agent was involved in the transaction. The shares were not registered under the Securities Act of 1933 (the “Act”) in reliance upon the exemption from registration provided by Section 4(2) of the Act.

Item 4.	Submission of Matters to a Vote of Securities Holders

The Company held a Special Meeting of Stockholders on October 28, 2003. At the meeting, the stockholders approved the issuance of shares of First Data Corporation common stock as contemplated by the Agreement and Plan of Merger, dated as of April 1, 2003, among First Data Corporation, Monaco Subsidiary Corporation, a wholly owned subsidiary of First Data Corporation, and Concord EFS, Inc. The results of the voting were as follows:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
541,898,868	11,293,091	3,263,943	0

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

12	Computation of Ratio of Earnings to Fixed Charges

15	Letter from Ernst & Young LLP Regarding Unaudited Interim Financial Information

31.1	Certification of Chairman and Chief Executive Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

99	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements

(b)	Reports on Form 8-K

On July 17, 2003, the Company filed a Current Report on Form 8-K to furnish, pursuant to Item 12, the Company’s press release relating to the Company’s earnings for the second quarter of fiscal year 2003 and explain, pursuant to Item 5, the Company’s use of a non-GAAP measure in the press release.

On July 23, 2003, the Company filed a Current Report on Form 8-K to disclose, pursuant to Item 5, the unaudited pro forma condensed combined consolidated financial information of the Company and Concord EFS, Inc.

On July 28, 2003, the Company filed a Current Report on Form 8-K to disclose, pursuant to Item 7, the Terms Agreements dated as of July 23, 2003 among the Company and Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Representatives of the Underwriters named therein, relating to the Company’s 3.375% Notes due 2008 and the Company’s 4.70% Notes due 2013.

On August 26, 2003, the Company filed a Current Report on Form 8-K to disclose, pursuant to Item 5, the arbitration between the Company and Bank One.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST DATA CORPORATION (Registrant)

Date: October 31, 2003	By	/s/ Kimberly S. Patmore

Kimberly S. Patmore Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: October 31, 2003	By	/s/ Thomas L. Moore

Thomas L. Moore Vice President and Corporate Chief Financial Officer (Principal Accounting Officer)

FIRST DATA CORPORATION

INDEX TO EXHIBITS

Exhibit Number	Description

12	Computation of Ratio of Earnings to Fixed Charges

15	Letter from Ernst & Young LLP Regarding Unaudited Interim Financial Information

31.1	Certification of Chairman and Chief Executive Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

99	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements