Form 10-K
period 2003-12-31
FIRST DATA CORP
filed 2004-02-25
CIK 883980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 1-11073

FIRST DATA CORPORATION

www.firstdata.com

DELAWARE	47-0731996
(State of incorporation)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

Common shares of the registrant outstanding at January 31, 2004 (excluding treasury shares) were 717,762,498. The aggregate market value, as of June 30, 2003 of such common shares held by non-affiliates of the registrant was approximately $30.7 billion. (Aggregate market value estimated solely for the purposes of this report. This shall not be construed as an admission for the purposes of determining affiliate status.)

DOCUMENTS INCORPORATED BY REFERENCE

Part III: Portions of Registrant’s Proxy Statement relating to the Annual Meeting of

Stockholders to be held on May 21, 2003

PART I

ITEM 1.    BUSINESS

General

First Data Corporation (“FDC” or “the Company”) provides electronic commerce and payment services solutions for approximately 3.1 million merchant locations, 1,400 card issuers and millions of consumers, making it easy, fast and secure for people and businesses to buy goods and services using virtually any form of payment. The Company provides money transfer services through its Western Union and Orlandi Valuta money transfer agent networks that consist of approximately 182,000 agent locations in more than 195 countries and territories. The Company also provides credit, debit, private-label, smart and stored-value card issuing and merchant transaction processing services and check guarantee and verification services throughout the United States and on a more limited basis in the United Kingdom, Australia, Canada, Asia, Mexico, the Middle East and Western Europe.

FDC was established in its current form in 1992 through an initial public offering in connection with a spin-off from American Express. In 1995, the Company merged with First Financial Management Corporation, which included Western Union Financial Services, Inc. (“Western Union”) and much of what is now First Data Merchant Services (“FDMS”).

FDC is incorporated in Delaware, and its principal executive offices are located at 6200 S. Quebec Street, Greenwood Village, CO 80111, telephone (303) 967-8000, internet address www.firstdata.com. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge through the “Invest” portion of the Company’s web site, www.firstdata.com, as soon as reasonably practical after they are filed with the Securities and Exchange Commission. You may obtain a copy of the Company’s Audit Committee charter, Compensation and Benefits Committee Charter, Corporate Governance Committee Charter, Executive Committee Charter, Oversight Committee Charter and Code of Conduct, without charge through the “Governance” portion of the Company’s web site, listed above, or by writing attention to Investor Relations at the address listed above.

The Company operates in four business segments: payment services, merchant services, card issuing services and emerging payments. The following provides a brief overview of the segment operations:

Payment Services Segment

The payment services segment is comprised of businesses that provide money transfer services to consumers and businesses whether they be from one location to another or through the issuance of an official check or money order by a bank or other institution. It is headquartered in Denver, Colorado with significant operations in St. Charles, Missouri and has over 182,000 agent locations throughout the world. A brief explanation of the segment’s service offerings is presented below.

•	Consumer-to-consumer money transfers—Provides money transfer services to people who need to send or receive cash quickly to meet emergency situations, or to send funds to family and friends in other locations.

•	Consumer-to-business bill payment services—Provides services that facilitate transferring payments from consumers to utility companies, collection agencies, finance companies, mortgage lenders and other billers.

•	Official checks and money orders—Issues official checks that serve as an alternative to a bank’s own disbursement items such as cashier’s or bank checks, and sells money orders through an agent network of financial institutions and other entities.

•	Prepaid services—Develops, implements and manages prepaid stored-value card issuance and processing services for retailers (i.e., gift cards), and provides prepaid phone top-up services.

Merchant Services Segment

The merchant services segment is comprised of businesses that facilitate the acceptance of consumer transactions at the point of sale, whether it be transactions at a physical merchant location, over the Internet or at an ATM. It is headquartered in Melville, New York and has significant operations in Hagerstown, Maryland, Houston, Texas and Coral Springs, Florida. A brief explanation of the segment’s service offerings is presented below.

•	Merchant acquiring—Facilitates the merchants’ ability to accept credit and debit cards by authorizing, capturing and settling the merchants’ credit, debit, stored-valued and loyalty card transactions. Also provides point-of-sale (“POS”) devices and other equipment necessary to capture merchant transactions. A majority of these services are offered through joint ventures or alliance arrangements with major financial institutions.

•	Check verification and guarantee services—Verifies against the Company’s proprietary database systems, that a check writer does not have a history of writing bad checks, or guarantees that checks presented to merchants for payment will be collectible.

•	Automated teller machine (“ATM”) and personal identification number (“PIN”) based processing—Operates an ATM network and provides transaction processing services such as authorization and settlement to issuers of PIN-based debit cards. During 2003 these services were provided by the Company’s NYCE Corporation (“NYCE”) subsidiary. In conjunction with the United States Department of Justice (“DOJ”) approval of the Concord acquisition the Company agreed to divest its ownership interest in NYCE. In 2004 these services will be provided by NYCE until its disposition and by the STAR® network, which will be acquired through the Concord EFS, Inc. (“Concord”) acquisition (see Concord discussion below). Discontinued operations consist of NYCE’s results of operations.

•	Gaming services—Owns and manages ATMs in gaming establishments, provides credit card cash advance and debit card cash access services to customers of gaming establishments and guarantees or verifies check transactions for such establishments.

Card Issuing Services Segment

The card issuing services segment primarily encompasses domestic and international card processing for card issuers. Its headquarters and most significant operations are located in Omaha, Nebraska. A brief explanation of the segments’ service offerings is presented below.

•	Card processing—Provides credit, debit, and private label card processing services to financial institutions and other issuers of cards. Such services include account maintenance, transaction authorizing and posting, statement generation and printing, card embossing, fraud and risk management services and settlement.

•	Card processing software—Licenses and provides maintenance for the Company’s VisionPLUS card processing software to financial institutions, retailers and third party processors primarily in international markets.

Emerging Payments Segment

The emerging payments segment consists of a majority interest of approximately 75% in eONE Global, LP (“eONE”) and its subsidiaries discussed herein. eONE is focused on identifying, developing, commercializing and operating emerging payment systems and related technologies in three areas: government payments, mobile payments, and enterprise payments. It is headquartered in Napa, California with its most significant operations in Denver, Colorado. A brief explanation of the segments’ service offerings is presented below.

•	Government payments—Provides services to facilitate electronic tax payments to governmental agencies, provides systems and professional services to governmental agencies.

•	Mobile payments—Develops mobile payment software and services for the wireless payments market and is being structured to provide transaction processing services for mobile phone carriers opting to participate in the wireless payments marketplace.

•	Enterprise payments—Delivers accounts receivable and payable systems and processing services to businesses as well as providing worldwide commercial tax compliance systems and a simplified business tax calculation and compliance process with solutions for sales and use taxes.

The remainder of the Company’s business units are grouped in the “all other and corporate” category, which includes Teleservices, a provider of voice-center services to telecommunications and financial services industries, First Data Voice Services, a provider of Interactive Voice Response (“IVR”) services and Corporate operations.

FDC’s facilities in the United States provide the data center infrastructure that processes a majority of the Company’s transactions. FDC’s operations in the United Kingdom, Germany and Australia represent the Company’s most significant foreign transaction processing locations. The United Kingdom and Australia operations process transactions for card issuing services clients located outside of North America and the Germany operations sells and services POS devices throughout Europe. Merchant services and payment services domestic and international transactions are processed through the data centers located in the United States. Other than the electronic routing of transactions through these data centers, the merchant services and payment services international operations are managed and operate outside the United States. Each of the Company’s four business segments has an international presence through various regional or country offices where sales, customer service and/or administrative personnel are based. These international operations generate revenues from customers and consumers located and operating outside of the United States. Revenues generated from processing transactions at locations outside of the United States, primarily in Australia and the United Kingdom for the card issuing segment, and in Germany for the merchant segment, represented 6% or less of the Company’s consolidated revenues for each of the three years in the period ended December 31, 2003. Long-lived assets attributable to international operations with processing locations based outside of the United States represented approximately 9% and 5% of consolidated total long-lived assets at December 31, 2003 and 2002, respectively.

The Company’s business strategy continues to focus on enhancing its core businesses. Among the actions the Company believes are necessary to maintain its market position are focused efforts to expand internationally, develop new products and services and enhance its processing platforms in response to Company growth, client requirements, changing technology and expanding e-commerce initiatives. The Company also continues to generate recurring revenue by developing long-term contractual relationships with clients to support the Company’s core businesses.

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

Significant Business Developments

The following discusses significant business developments that occurred during 2003.

Proposed Merger with Concord EFS

In April 2003, the Company signed a definitive agreement to merge with Concord in an all stock transaction. Concord is an electronic transaction processor that operates in two segments, network services and payment services which provide services similar to FDC’s ATM and PIN-based businesses and the merchant acquiring business discussed above. Network services provides ATM processing, debit card processing, deposit risk management and STAR network access principally for financial institutions. Payment services provides point of sale processing, settlement and related services, with specialized systems focusing on supermarkets, major retailers, gas stations, convenience stores, restaurants and trucking companies.

In shareholder meetings held on October 28, 2003, the shareholders of FDC and the shareholders of Concord each approved the merger of the two companies. Prior to these meetings on October 23, 2003, the DOJ along with District of Columbia and eight states, filed a lawsuit against FDC and Concord in United States District Court for the District of Columbia, seeking a permanent injunction against the merger of the two companies. On December 15, 2003, FDC announced an agreement with the DOJ that will allow the Company to complete the pending merger with Concord. The agreement provides for FDC’s divestiture of its 64% ownership of NYCE. Concurrent with reaching agreement with the DOJ, the Company and Concord amended the merger agreement, modifying the exchange ratio from 0.40 to 0.365 FDC common shares for every Concord common share. Because the Company and Concord renegotiated the terms of the merger since the date of the first special shareholders meeting, including the consideration to be received by the shareholders, Concord shareholders must vote on whether to approve the terms of the amended merger agreement. Concord has scheduled this special shareholders meeting to be held on February 26, 2004. If approved by Concord shareholders, the Company expects the merger will close shortly thereafter. FDC is not required to hold a similar shareholder meeting.

In connection with the acquisition of Concord, FDC will issue approximately 170 million shares of FDC common stock to Concord shareholders, and issue options to purchase approximately 21 million shares of FDC common stock. This consideration equates to an approximate purchase price, including acquisition related costs, of $7 billion. Upon completion of the merger, based on the number of FDC and Concord shares and options outstanding on January 16, 2004, FDC’s shareholders immediately prior to the merger will own approximately 81% of FDC’s outstanding shares on a fully diluted basis, and Concord’s former shareholders will own approximately 19%. The exchange of shares in the merger is expected to qualify as a tax-free reorganization, allowing Concord shareholders to defer any gain on their shares for U.S. income tax purposes.

2003 Acquisitions

On March 24, 2003 the Company acquired TeleCash Kommunikations-Service GmbH (“TeleCash”). TeleCash is a Germany-based seller and servicer of POS terminals and an electronic payment network operator. This acquisition allows the Company to expand its commitment to meet the international payment processing needs of banks and merchants.

In August 2003 Western Union purchased a majority interest in Eposs Limited (“Eposs”), a Cambridge, UK-based seller of prepaid cellular telephone services in Europe and Asia.

Other acquisitions during 2003 include:

•	The purchase of the assets of Frank Solutions Inc. (“FSI”), a provider of interactive voice response and web response systems and professional services for state and local governments, in the emerging payments segment;

•	An interest in a joint venture related to the money transfer business in the payment services segment; and

•	The purchase of four merchant portfolios and a TeleCheck franchise in the merchant services segment.

On December 22, 2003 the Company announced it signed and entered into a Merger Implementation Agreement to acquire 100% of Cashcard Australia Limited, a provider of ATM services in the Australian marketplace. The transaction remains subject to Cashcard shareholder and judicial approval, as well as satisfaction of other closing conditions. The transaction will allow for FDC’s entry into the fast growing Australian merchant ATM deployment market. The transaction will create opportunities for FDC and Cashcard clients, expanding the delivery of services such as credit and debit POS processing, deployment of merchant ATM’s, check authorization and money transfer. In February 2004, the Australian Competition and Consumer Commission notified the Company that it would not oppose the acquisition. The Company anticipates closing the transaction during the second quarter of 2004.

First Data Products and Services Segment Information

The Company operates in four business segments: payment services, merchant services, card issuing services and emerging payments. Financial information relating to each of the Company’s segments is set forth in Note 16 to the Company’s Consolidated Financial Statements in Item 8, which is incorporated herein by reference. A discussion of factors potentially affecting the Company’s operations is set forth in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated herein by reference.

Payment Services Segment

The payment services segment consists of the Company’s consumer-to-consumer money transfer, consumer-to-business bill payment, official check and money order, prepaid services and other related product and service offerings. Payment services revenues from external customers, operating profit, and assets represent the following percentages of FDC’s consolidated revenues, total reported segment and all other and corporate operating profit and consolidated assets:

	2003	2002	2001
Revenue from external customers	40%	39%	38%
Operating profit	55%	51%	48%
Assets	66%	68%	67%

A brief explanation of the segment’s businesses is presented below.

Operations	Business Description
Consumer-to-consumer money transfers

Western Union—Provides domestic and international money transfer services.

Orlandi Valuta—Provides money transfer services from the United States to Mexico and certain other countries in Latin America.

Consumer-to-business bill payment services

Western Union—Allows consumers to make car, mortgage, utility and other payments through its Quick Collect and Convenience Pay products.

Paymap Inc. (“Paymap”)—Provides electronic mortgage payment solutions allowing consumers to accelerate or make last minute mortgage payments.

E Commerce Group Products Inc. (“E Commerce Group”)—Allows companies to receive electronic bill payments and enables consumers to make payments to utility companies, collection agencies, financial companies and other billers.

Official checks and money orders	Integrated Payment Systems (“IPS”)—Issues official checks and money orders through an agent network of financial institutions and other entities.

Prepaid services	ValueLink—Provides prepaid stored-value card issuance and processing services.

Description of Payment Services Segment Operations

In the payment services segment, the Company primarily derives its revenues from three sources: transaction fees charged to consumers; investment income earned on the investment of funds received from the sale of payment instruments (primarily official checks and money orders); and in certain transactions the Company generates revenue by acquiring foreign currency at wholesale exchange rates and providing the currency to consumers at retail exchange rates.

The majority of the segment’s revenues are derived from money transfer transactions. Money transfer transactions generated 81%, 80% and 80% of the segment’s revenues for the years ended December 31, 2003, 2002 and 2001, respectively. The table below presents the components of money transfer revenues as a percentage of total money transfer revenue:

	Year ended December 31,
	2003	2002	2001
Consumer-to-consumer:
International	56%	52%	50%
Domestic (including Canada)	19%	21%	23%
Mexico	7%	7%	9%
Consumer-to-business (including branded consumer-to-business)	18%	20%	18%

Consumer-to-consumer money transfer

As a provider of consumer-to-consumer nonbank money transfer services, Western Union and its subsidiaries have an agent network of more than 59,000 agent locations in North America (United States, Canada and Mexico) and more than 123,000 international agent locations that provide consumer-to-consumer money transfer services in more than 195 countries and territories. The primary users of this service are people who need to send or receive cash quickly to meet emergency situations or to send funds to family in other locations. Consumer-to-consumer money transfer transactions totaled 81.0 million in 2003 compared to 67.8 million in 2002, and 55.8 million in 2001.

The Company enters into agency agreements with third parties to provide its money transfer services. Outside North America, many of the agreements are with banks and national post offices, whose networks currently represent approximately 75% of the international agent locations. Certain agents of the Company maintain sub-agent networks within their territory. In a typical consumer-to-consumer money transfer transaction, a consumer goes to one of the Company’s third-party agent locations, completes a form and pays the agent a fee. The sending agent enters the transaction data into the Company’s data processing system, from which it is processed by the Company and made available for payment at agent locations throughout the Company’s network. The intended recipient of the money transfer can enter any Western Union agent location in the destination country and the agent pays out the transferred amount upon presentation of identification by the recipient. The fee paid by the sender is generally based on the principal amount of the transaction and the location to which the funds are to be transferred. This transaction fee is set by the Company and is recorded as revenue. The Company derives additional revenue from currency exchange spreads in its international and Mexico money transfer business. These spreads are the difference between the retail currency exchange rate provided to the individual consumer and the wholesale rate received when Western Union generally trades in larger blocks of dollars or other currencies in the international money market. Generally, there are two agent locations involved in a money transfer transaction, the agent initiating the transaction (the “send agent”) and the agent disbursing funds (the “receive agent”). The send and receive agents each earn a commission generally based on a percentage of the fee charged to the customer. These commissions are included in “cost of services” in the Consolidated Statements of Income. Outside the United States, some agents also share in the foreign exchange revenue associated with money transfer transactions.

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

Consumer-to-business bill payment services

Western Union offers several bill payment services, including transferring payments from consumers to utility companies, collection agencies, finance companies, mortgage lenders, and other billers; initiating e-commerce bill payments through multiple sources; and remitting mortgage payments from a customer’s account directly to their mortgage lender. The Company’s branded consumer-to-business transactions totaled 134.0 million in 2003, compared to 119.3 million in 2002 and 98.5 million in 2001. The consumer-to-business transactions for 2003, 2002, and 2001 include E Commerce Group and Paymap (both acquired in the second quarter 2002) as if they were consolidated subsidiaries as of January 1, 2001, to provide a more meaningful comparison.

Official checks and money orders

IPS issues official checks, which are primarily sold through financial institutions and money orders, which are sold at financial institutions and Western Union agent locations. Official checks serve as an alternative to a bank’s own disbursement items such as cashiers or bank checks.

IPS’s money order and official check services generate revenue primarily through IPS’s ability to invest funds pending settlement. IPS invests these funds in high–quality, lower-yielding investments to minimize its exposure to credit risks. These investments primarily are in high-quality municipal bonds. In a money order transaction, a consumer purchases a money order from an agent. The agent selling the money order generally remits the funds collected from the consumer to IPS within a matter of days of the transaction date. An agent generally does not receive a commission on the sale of a money order, but is compensated by charging a fee to the consumer. In an official check transaction, a consumer will procure an official check from one of IPS’s agents, typically a financial institution. The official check agent generally is required to remit the funds collected from the consumer to IPS the following day. IPS pays its official check agents commissions based on short-term variable rates and the balance of outstanding official checks. IPS considers this to be a revenue sharing arrangement and, therefore, nets the commissions paid to official check agents against the revenues it earns from its investments.

Prepaid services

ValueLink develops, implements and manages prepaid stored-value card programs (i.e, gift cards) with brick and mortar, Internet and international applications for national, regional and local retailers. The full-service stored value/gift card program offers transaction processing services, card acquisition and customer service for over 190 national brands.

Payment Services Seasonality

Payment services revenues and earnings generally tend to be highest in the fourth quarter due to the holiday season in the United States and other countries and lowest in the first quarter. Seasonality does not have a significant impact on the results of operations.

Payment Services Backlog

Western Union continued to expand its agent base through new signings domestically and internationally during the year. As of January 31, 2004, Western Union had a backlog of approximately 16,000 agent locations and expects to finish 2004 with more than 210,000 worldwide agent locations.

Payment Services Geographic Mix and Revenues

No individual foreign country accounted for more than 6%, 6% and 7% of the segment’s revenues from external customers for the years ended December 31, 2003, 2002 and 2001, respectively. Revenues generated from foreign currency spreads represented 10%, 10% and 11%, respectively, of payment services revenues for the years ended December 31, 2003, 2002 and 2001, respectively.

Payment Services Significant Customers

No individual consumer makes up greater than 10% of the payment services segment revenue. Certain Western Union agents facilitate a large number of transactions; however, no individual agent accounts for greater than 5% of payment services revenue.

Merchant Services Segment

The merchant services segment is comprised of businesses that facilitate the acceptance of consumer transactions at the point of sale, whether it be transactions at a physical merchant location, over the Internet or at an ATM.

Merchant services revenues from external customers, operating profit, and assets represent the following percentages of FDC’s consolidated revenues, total reported segment and all other and corporate operating profit and consolidated assets:

	2003	2002	2001
Revenue from external customers	33%	33%	30%
Operating profit	36%	35%	34%
Assets	21%	21%	20%

A brief explanation of the segment’s businesses is presented below.

Operations	Business Description
Merchant acquiring and processing

FDMS—Primarily through alliances with bank partners, provides merchants with credit, debit, stored-value and loyalty card transaction processing services, including authorization, transaction capture and settlement, call center assistance and dispute resolution.

TASQ Technology Inc. (“TASQ”)—Provides point-of-sale devices and other equipment necessary to capture credit, debit, ATM, check, Internet and smart card transactions for the Company’s merchant business and other third parties.

TeleCash—A Germany-based seller and servicer of point-of-sale terminals and an electronic payment network operator.

Check verification and guarantee services	TeleCheck Services, Inc. (“TeleCheck”)—Provides electronic check conversion, check guarantee, check verification and collection services.

ATM and PIN-based processing	During 2003 these services were provided by NYCE. In 2004, these services will be provided by NYCE until its disposition and the operations acquired through Concord upon consummation of the merger. In conjunction with the DOJ approval of the Concord merger, the Company agreed to divest its ownership interest in NYCE.

Gaming services	First Data Financial Services (“FDFS”)—Provides credit card, debit card and ATM services to gaming establishments and their customers.

Description of Merchant Services Segment Operations

In the merchant services segment, the Company primarily derives its revenues from transaction and processing service fees collected from merchant credit and debit card transactions.

Merchant Acquiring

FDMS provides merchant credit and debit card transaction processing services. Including the merchant alliances, TASQ and TeleCash, FDMS accounts for the majority of the merchant segment’s revenue. Its services include authorization, transaction capture, settlement, chargeback handling, and Internet-based transaction processing. The vast majority of these services pertain to transactions in which consumer payments to merchants are made through MasterCard or VISA.

FDMS’s revenues are generated from:

•	Discount fees charged to a merchant net of credit card interchange and assessment fees charged by the bankcard associations (MasterCard and VISA). The discount fee is either a percentage of the credit card transaction or the interchange fee plus a fixed dollar amount;

•	Processing fees charged to unconsolidated alliances discussed below;

•	Processing fees charged to merchant acquirers who have outsourced their transaction processing to FDMS;

•	Equity earnings from unconsolidated alliances; and

•	Selling or leasing point-of-sale devices.

The Company and its alliances provided merchant processing services to approximately 3.1 million merchant locations in 2003. The Company and its alliances provided full service merchant card processing primarily on VISA and MasterCard transactions and PIN-based debit at the point-of-sale. The North America merchant dollar volume totaled $664.7 billion in 2003, compared to $547.8 billion in 2002, and $485.6 billion in 2001, and North America merchant transactions processed totaled 12.2 billion in 2003, compared to 9.9 billion in 2002 and 8.7 billion in 2001.

Key elements of FDMS’s strategy in the merchant services segment continues to involve its alliances with banks and other financial institutions and implementation of international, debit and Internet commerce initiatives. Under the alliance program, FDMS and a bank form a joint venture, either contractually or through a separate legal entity. Merchant contracts are contributed to the venture by the Company and/or the bank. New merchant business is solicited by the alliance’s (and in some cases, the financial institution’s) sales force. Each alliance requires successful management of the relationship between the Company and the financial institution alliance partner. FDMS benefits by providing processing services for the alliance and its merchant customers, while the financial institution partner benefits by maintaining the merchant banking relationship. Alliance financial institutions provide card association sponsorship, clearing, and settlement services. FDMS provides transaction processing and related functions; both owners may provide management, marketing, and other administrative services. As of December 31, 2003, there were 31 participating banks in the program. These alliance structures take on different forms, including being consolidated subsidiaries, equity method investments and revenue sharing arrangements.

The alliance strategy could be affected by further consolidation among financial institutions. Two of the Company’s most significant alliance relationships are with J.P. Morgan Chase and Bank One, who have recently announced their intent to merge. Merchant services expects that the shift in payment methods from cash and check to electronic and card-based payments will continue to benefit the Company’s internal growth. Internet commerce, international expansion, and an increased number of debit transactions present growth opportunities for the merchant services segment.

During 2003, merchant services focused on the following market centric investment strategies:

•	Product and service investments in POS and back-office technologies;

•	International expansion through the acquisition of TeleCash; and

•	Strengthening the alliance program by extending referral relationships, replicating the domestic alliance strategy internationally and aligning merchants with local branches within specific geographic footprints.

The alliance strategy continues to be successful in reducing merchant attrition.

Processing services provided include transaction authorizing and posting, fraud and risk management services and settlement.

There are a number of different entities involved in a merchant transaction including the cardholder, card issuer, merchant, merchant acquirer, electronic processor and card association for credit and signature debit transactions, and debit network for PIN-based debit transactions. The card issuer is the financial institution that issues the credit or debit card, authorizes transactions after determining whether the cardholder has sufficient available credit or funds for the transaction, and provides funds for the transaction. Some of these functions may be performed by an electronic processor (such as First Data Resources) on behalf of the issuer. The card association is VISA or MasterCard or a debit network (such as STAR or NYCE) that routes the transactions between FDMS and the card issuer. The merchant is a business from which a product or service is purchased by a cardholder. The acquirer (such as FDMS or one of its alliances) contracts with merchants to facilitate their acceptance of transaction cards. A merchant acquirer may do its own processing or, more commonly, may outsource those functions to an electronic processor such as FDMS. The acquirer/processor serves as an intermediary between the merchant and the card issuer by:

•	Obtaining authorization from the card issuer through a card association or debit network;

•	Transmitting the transaction to the card issuer through the applicable card association or debit network; and

•	Paying the merchant for the transaction. FDMS typically receives the funds from the issuer via the card association or debit network prior to paying the merchant.

A transaction occurs when a cardholder purchases something from a merchant who has contracted with FDMS, an alliance or an FDMS processing customer. When the merchant swipes the card through the point-of-sale terminal (which is often sold or leased, and serviced by FDMS), FDMS obtains authorization for the transaction from the card issuer through the card association or debit network, verifying that the cardholder has sufficient credit or adequate funds for the transaction. Once the card issuer approves the transaction, FDMS or the alliance “acquires” the transaction from the merchant and then transmits it to the applicable debit network or card association, which then routes the transaction information to the card issuer. Upon receipt of the transaction, the card issuer delivers funds to FDMS via the card association or debit network. Generally, FDMS funds the merchant after it receives the money from the card association or debit network. Each participant in the transaction receives compensation for processing the transaction. For example, in a transaction using a VISA or MasterCard for $500.00 with a merchant “discount rate” (i.e., fee) of 2%, the card issuer will fund the association $492.50 and bill the cardholder $500.00 on its monthly statement. The card association will retain assessment fees of $0.50 and forward $492.00 to FDMS. FDMS will retain $2.00 and pay the merchant $490.00. The $7.50 retained by the card issuer is referred to as interchange and it, like assessment fees, is set by the card association.

FDMS and its alliances, as merchant acquirers, have certain contingent liabilities for the transactions acquired from merchants. This contingent liability arises in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder’s favor. In such a case, the transaction is “charged back” to the merchant and the disputed amount is credited or otherwise refunded to the cardholder. If the Company or alliance is unable to collect this amount from the merchant, due to the merchant’s insolvency or other reasons, the Company or alliance will bear the loss for the amount of the refund paid to the cardholder. In most cases, this contingent liability situation is unlikely to arise because most products or services are delivered when purchased, and credits are issued on returned items. However, where the product or service is not provided until sometime following the purchase (e.g., airline or cruise ship tickets), the risk is greater. The Company mitigates its risk by obtaining collateral from merchants considered higher risk because they have a time delay in the delivery of services, operate in industries that experience chargebacks or are less creditworthy.

Check verification and guarantee services

TeleCheck revenues are earned primarily by charging merchant fees for check verification or guarantee services. The majority of TeleCheck’s business involves providing check guarantee services for checks received by merchants. Under the guarantee service, when a merchant receives a check in payment for goods and services, the transaction is submitted to and analyzed by TeleCheck. TeleCheck will either accept or decline the check for warranty coverage under its guarantee service. If TeleCheck approves the check for warranty coverage and the merchant accepts the check, the merchant will deposit the check in its bank account. If the check is returned unpaid by the merchant’s bank and the returned check meets the requirements for warranty coverage, TeleCheck is required to purchase the check from the merchant at its face value. TeleCheck then owns the purchased check and pursues collection of the check from the check writer. As a result, TeleCheck bears the risk of loss if it is unable to collect the returned check from the check writer. TeleCheck earns a fee for each check it guarantees, which is generally determined as a percentage of the check amount. TeleCheck guarantee services are also offered utilizing TeleCheck’s Electronic Check Acceptance® service (“ECA®”), which converts a paper check written at the point-of-sale into an electronic item, enabling funds to be moved from the check writer’s account into the merchant’s account electronically.

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

ATM and PIN based processing

As noted above, the Company operated NYCE as its debit and ATM network business during 2003. Subsequent to consummating the acquisition of Concord and in accordance with the Company’s agreement with the DOJ, FDC’s interest in NYCE will be sold. NYCE’s results of operations in 2004 will be included in the Company’s results as a discontinued operation. In the merchant acquiring process flow described above, NYCE and STAR represent the debit network. Their fees differ from those presented in the example in that the debit network charge less for the transaction than do the card associations since there is substantially less risk involved in the transaction because the transaction is not approved unless there are sufficient funds in the customers’ bank account. Revenue is primarily earned on a fee-per-transaction basis.

Gaming Services

FDFS is a majority owner of Global Cash Access, LLC (“GCA”), and the Company consolidates its operations. GCA provides cash access, financial management and customer relationship marketing technologies to the gaming industry, and it has a presence in approximately 1,000 gaming properties. GCA processes approximately $11.7 billion in funds through 60.2 million ATM, credit and debit cash advance and check guarantee transactions annually. Revenues are primarily earned on a per transaction basis.

Other Services

The merchant segment generates revenue from other sources including the sale and leasing of point-of-sale devices and royalty income.

Merchant Services Seasonality

Merchant services revenues and earnings are impacted by the volume of consumer usage of credit cards, debit cards, and checks written at the point of sale. Merchant services experiences increased point of sale activity during the traditional holiday shopping period in the fourth quarter, the back to school buying period in the third quarter, and around other nationally recognized holidays.

Merchant Services Geographic Mix and Revenues

Revenues from external customers attributable to transactions originating in the United States accounted for 94% of merchant services’ revenues for the year ended December 31, 2003, and 97% for the years ended December 31, 2002 and 2001. The balance of the segment’s revenues from external customers is attributable to transactions originating outside of the United States. No individual foreign country accounted for more than 2% of the segment’s revenues for any of the three years in the period ended December 31, 2003.

Merchant Services Significant Customers

The Company has significant merchant alliance relationships with three financial institutions in the merchant services segment, of which two were accounted for under the equity method of accounting and the other was consolidated. Revenues associated with the alliance relationships with these three institutions combined represent approximately 24% of the merchant services segment revenues. Upon termination of these alliance relationships, the Company has certain rights to acquire all or a portion of the applicable merchant portfolios, depending on the circumstances of such termination.

Card Issuing Services Segment

The card issuing services segment primarily encompasses domestic and international card processing.

Card issuing services revenues from external customers, operating profit, and assets represent the following percentages of FDC’s consolidated revenues, total reported segment and all other and corporate operating profit and consolidated assets:

	2003	2002	2001
Revenue from external customers	24%	25%	29%
Operating profit	14%	18%	20%
Assets	7%	6%	7%

A brief explanation of the segment’s businesses is presented below.

Operations	Business Description
Card processing

First Data Resources (“FDR”)—Principally domestic operations

First Data Europe (“FDE”)—European operations

First Data Resources Australia (“FDRA”)—Australian and Asian operations

Provides card issuing and processing services to financial institutions and others issuing Visa and MasterCard credit cards, debit cards, oil/fuel cards, retail/private label cards, stored-value cards and smart cards. Processing services include embossing, mailing and activating cards, processing cardholder transactions, producing and mailing statements, fraud and risk management and settlement.

Card processing software	PaySys International, Inc. (“PaySys”) – Provides its VisionPLUS credit card transaction processing software and processing services to financial institutions, retailers and third party processors primarily in international markets.

Description of Card Issuing Services Segment Operations

Card Issuing and Processing Services

The card issuing services segment provides products and processing services to card issuers, including financial institutions, retailers, oil companies, consumer finance companies and other card issuers. Financial institution clients include a wide variety of banks, savings and loan associations and credit unions. Processing services provided include account maintenance, transaction authorizing and posting, statement generation and printing, embossing, fraud and risk management services and settlement. The Company’s card accounts on file were 347.8 million at December 31, 2003 and 325.2 million at December 31, 2002.

The Company provides a full array of services throughout the period of each card’s use, starting from the moment a card-issuing client processes an application for a transaction card. The Company’s in-house embossing facility produces cards for new accounts and at renewal dates (established by the client) for existing card accounts. FDR’s fraud management services monitor the unauthorized use of cards which have been reported to be lost, stolen, or which exceed credit limits. The Company’s fraud detection systems help identify fraudulent transactions by monitoring each cardholder’s purchasing patterns and flagging unusual purchases. Transactions are processed and posted to the cardholder’s account. Cardholder statements are prepared and mailed directly to cardholders using the Company’s in-house mail facilities. Other services provided include cardholder database analysis, cardholder behavior scoring, customized communications to cardholders and proprietary oil card processing services.

Currently, FDC’s operations in the United Kingdom and Australia are the Company’s principal processing facilities located outside the United States. FDC had 31.2 million international card accounts on file at December 31, 2003 compared to 27.2 million at December 31, 2002. Services provided generally mirror the Company’s domestic services. The Company also provides third-party bankcard processing to customers in Canada and portions of Latin America. In Australia, FDC operates the largest independent electronic funds transfer network in that country, providing ATM, Electronic Funds Transfer (“EFT”), POS, smartcard, pay-by-phone and Internet payment processing services to more than 400 financial institutions, card issuers and merchant clients, as well as providing credit and merchant account processing services similar to the domestic operations.

Revenues for card issuing and processing services are derived from fees payable under contracts that primarily depend on the number of cardholder accounts on file, both active and inactive, and to a lesser extent, transactions processed. FDR provides a multitude of transaction-based services, which are separately priced and negotiated with clients. Most contracts provide for the payment of minimum annual processing fees, payable without regard to transaction volume. In some instances, FDR may make an advance payment to a client upon the signing or extension of a processing contract with the Company. FDR makes these payments primarily to compensate new clients for dedicating the resources to change service providers or to outsource an internal service function.

Card Processing Software

The Company sells its VisionPLUS credit card transaction processing software to international financial institutions, retailers and third party processors. Additionally, the Company is beginning to use this software as its platform to provide processing services to international financial institutions. The Company also generates revenue from custom programming services for certain customers and from software licensing and maintenance fees from its VisionPLUS software. Most of the revenues are earned internationally.

Other Card Issuing Services

Other services provided by this segment include business solutions in the areas of risk and fraud management and information verification associated with granting of credit, debt collection and customer service.

Card Issuing Services Backlog

At January 31, 2004, the segment had a pipeline of 70 million accounts. The Company expects to convert its entire backlog of 70 million accounts in 2004.

Card Issuing Services Seasonality

Card issuing services results of operations are primarily driven by the number of accounts on file that remain fairly constant and are not affected by seasonality.

Card Issuing Services Geographic Mix and Revenues

Revenues from external customers attributable to transactions originating in the United States accounted for 82%, 83% and 84% of card issuing services revenues for each of the years ended December 31, 2003, 2002 and 2001. Revenues derived from external customers of the Company’s processing subsidiary in the United Kingdom represented 12%, 10% and 12% of card issuing services revenues for the years ended December 31, 2003, 2002 and 2001, respectively. Other than the United Kingdom, no individual foreign country accounted for more than 3% of the segment’s revenues from external customers for any of the three years in the period ended December 31, 2003.

Card Issuing Services Significant Customers

The Company has significant relationships with three customers in the card issuing services segment. Combined, these customers represent approximately 33% of the card issuing services segment revenue. One of these customers, Bank One Corp., has announced its intention to deconvert its accounts on file before the end of 2004 and has the option to continue to process through FDC’s system through September 2005. Another one of these customers, J.P. Morgan Chase, has announced plans to merge with Bank One Corp.

Emerging Payments Segment

The emerging payments segment consists of a majority ownership interest of approximately 75% in eONE and its subsidiaries discussed herein. eONE is focused on identifying, developing, commercializing and operating emerging payment systems and related technologies in three areas: government payments, mobile payments and enterprise payments.

Emerging payments revenues from external customers, operating profit, and assets represent the following percentages of FDC’s consolidated revenues, total reported segment and all other and corporate operating profit and consolidated assets:

	2003	2002	2001
Revenue from external customers	2%	2%	1%
Operating profit	(1)%	(1)%	(1)%
Assets	1%	1%	1%

A brief explanation of the segment’s businesses is presented below.

Operations	Business Description
Government payments

govONE Solutions, LP (“govONE”)—Provides electronic tax payment processing services to governmental agencies directly and through banks.

GovConnect—Offers professional services, service delivery technologies, operational support and payment processing for government entities.

Mobile payments	Encorus Technologies (“Encorus”)—Develops mobile payment software and services for the wireless payments market and is being structured to provide transaction processing services for mobile phone carriers opting to participate in the wireless payments marketplace principally in Europe.
Enterprise payments	Velosant—Provider of business-to-business electronic invoice presentation and payment services and offers an open and flexible one-stop service where businesses can issue, receive, review, adjust, schedule and pay invoices. Provides worldwide commercial tax compliance systems and a simplified business tax calculation and compliance process with solutions for sales and use taxes.

Description of Emerging Payments Segment Operations

In the segment services highlighted above, the Company incurs software and market development expenses to pursue emerging payment opportunities. The largest revenue source is comprised of fees based on transaction volumes processed and is recognized at the time a transaction is processed. This segment also provides professional services, primarily to governmental entities, project work and software.

Emerging Payments Seasonality

The Company does not believe the emerging payments segment is affected by seasonality.

Emerging Payments Geographic Mix and Revenues

The majority of revenue for the emerging payments business is derived from the govONE business that resides domestically.

Emerging Payments Significant Customers

Emerging payments has a significant customer relationship with one customer that represents approximately 41% of the segment’s revenue. Through govONE, a subsidiary of eONE, the Company provides electronic tax processing services as a subcontractor for a partner bank which has contracted with the U.S. Department of the Treasury, Financial Management Service (FMS), to be a provider of the Electronic Federal Tax Payment Service (“EFTPS”). In January 2004, govONE and its partner bank submitted a renewal proposal to FMS which indicated it would select a single provider of EFTPS services. govONE is currently one of the two providers. The current EFTPS contract has been extended for an indefinite period, not to exceed December 31, 2004.

All Other and Corporate

The remainder of the Company’s business units are grouped in the all other and corporate category, which includes Teleservices, First Data Voice Services and corporate operations.

Teleservices is a provider of voice-center services to telecommunications and financial services industries. The Company operates two sophisticated voice operations centers in the United States that provide a full range of high-volume, inbound telephone operator services, including customer support, directory assistance and multilingual customer service. First Data Voice Services is a provider of interactive voice services. First Data Voice Services offers customized toll-free telephone interactive voice services that gather, process and distribute information for client needs for both promotional and long-term projects. Revenues from these services consist of fees paid by clients, which are generally based on call volume, duration and the number of transactions.

Corporate operations include administrative and shared service functions such as the executive group, acquisitions group, legal, tax, treasury, human resources, information technology, and procurement. Costs incurred by corporate that are directly related to a segment are allocated to the respective segment. A majority of overhead costs, including shared services, is allocated to the segments based on a percentage of the segment’s revenue.

Marketing

FDC markets its services through a variety of channels including direct solicitation and general advertising. Generally, each business unit has a separate dedicated sales force that, in addition to its own product offerings may also cross sell services of the other business units to provide a full suite of product offerings. The Company markets on a worldwide and nationwide basis for card issuing services products and a combination of worldwide, nationwide and regionally for its payment services products. Most of the merchant services businesses are marketed regionally by sales forces associated with the merchant alliances.

The most significant marketing and advertising program supports the Western Union brand name and public awareness of Western Union’s services. These advertising programs include the use of television, radio and print media.

In the merchant services segment direct sales efforts by Company employees, bank alliance partner employees and independent sales organizations have been effective in signing new merchant clients. Additionally, alliance partners provide referrals to their respective alliance’s dedicated sales force from their bank branches. This often occurs when a merchant opens a new account at a bank and the bank refers the merchant to the alliance to obtain transaction-processing services.

Intellectual Property

FDC owns many trademarks, patents and other intellectual property that are important to its future success. The only intellectual property right which is individually material to the Company or any of its business segments is the Western Union trademark that is widely recognized and is associated with quality and reliable service. Loss of the proprietary use of the Western Union trademark or a diminution in the perceived quality associated with that name could harm the Company’s growth in the money transfer business.

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

Regulation

Various aspects of FDC’s service areas are subject to federal and state regulation, as well as regulation by foreign jurisdictions, which, depending on the nature of any noncompliance, may result in the suspension or revocation of any license or registration at issue, as well as the imposition of civil fines and criminal penalties. Certain of the Company’s services also are subject to rules promulgated by various payment networks, such as VISA and MasterCard as more fully described below.

Banking

The Company’s First Financial Bank (“FFB”) is a Colorado industrial bank which conducts limited banking functions in connection with affiliated Company businesses. It is subject to regulation and examination by the Federal Deposit Insurance Corporation and the Division of Banking of the Colorado Department of Regulatory Agencies. First Data Loan Company Canada (“FDLCC”), through which the Company conducts its merchant acquiring activities in Canada, is a Canadian loan company subject to regulation and examination by the Office of the Superintendent of Financial Institutions and to various provincial registration and licensing requirements. These financial institution subsidiaries are also subject to various national and local banking and consumer protection laws and regulations that apply to the activities they conduct in their respective jurisdictions.

Because the Company’s card issuing and merchant processing businesses provide data processing services for financial institutions, they are subject to examination by the Federal Financial Institutions Examination Council, an interagency body comprised of the federal bank and thrift regulators and the National Credit Union Association.

Association Rules

FFB is a member of VISA and MasterCard and is subject to the rules of those associations, including a capital requirement based on the merchant credit card processing volume and risk profile of the merchant transactions cleared through FFB. FDLCC is a member of MasterCard in Canada and subject to MasterCard rules. Both FDR and FDMS are registered with VISA and MasterCard as service providers for member institutions. As such, the Company is subject to applicable card association rules, which could subject it to a variety of fines or penalties that may be levied by the card associations for certain acts and/or omissions on the part of the Company, its acquirer customers and/or their merchants. The Company mitigates this risk by maintaining an extensive card association compliance function. The Company is also subject to rules promulgated by the National Automated Clearing House Association relating to payment transactions processed by the Company using the Automated Clearing House Network.

Credit Reporting Regulations

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

Money Transfer Licensing and Regulation

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

The Company’s payment services business also is subject to regulation in the United States by the federal government including anti-money laundering regulations and certain restrictions on transactions to or from certain individuals, entities or countries. In addition, the money transfer business is subject to some form of regulation in each of the 195 countries and territories in which such services are offered. These regulations include limitations on what types of entities may offer money transfer services, limitations on the amount of principal that can be moved into or out of a country, limitations on the number of money transfers that may be sent or received by a customer, agreements on the rates of exchange between currencies, and regulations intended to help detect and prevent money laundering. The Company has developed compliance programs to monitor regulatory requirements and developments, and to implement policies and procedures to help satisfy these requirements. The Company’s money transfer network operates through independent agents in most countries, and the Company’s ability to directly control such agents’ compliance activities is limited. However, the Company has developed compliance programs which include agent training and monitoring to assist such agents to meet legal and regulatory compliance requirements. Additionally, the Company continues to enhance its compliance policies and programs to help augment its compliance efforts.

Notwithstanding these efforts, the number and complexity of regulatory authorities around the world pose a significant challenge to the Company’s money transfer business. A violation of law may result in civil or criminal penalties or a prohibition against a money transmitter and/or its agents from providing money transfer services in a particular jurisdiction. Following the events of September 11, 2001, the United States and certain other countries have imposed or are considering a variety of new regulations focused on the detection and prevention of money transfers to or from terrorists and other criminals. The Company continues to implement policies and procedures to help satisfy these requirements. These additional efforts increase the Company’s cost of doing business. The Company believes that the trend toward additional regulation will continue.

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

Escheat Regulations

The Company is subject to escheat laws which require the Company to turn over to the states certain property of others held by the Company that has been unclaimed for a specified period of time, such as, in the payment services segment, money orders and other payment instruments that have not been presented for payment or, in the merchant services segment, account balances that cannot be returned to a merchant following discontinuation of its relationship with the Company. A number of the Company’s subsidiaries hold property subject to state escheat laws and the Company has an ongoing program to comply with those laws. The Company is subject to audit by the states with regard to its escheatment practices and, in 2002, nineteen states notified the Company of their intent to audit the Company’s escheatment practices. These audits by the states have not yet been initiated.

Other

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

Competition

First Data has a strong competitive position in each of the three main segments in which it competes; payment services, merchant services and card issuing services. FDC faces significant competition in each of its business segments. The Company also competes with companies that internally perform processing or other related services offered by FDC. In addition, the Company believes that changes in enacted regulations and other legislation as well as other new technologies related to electronic commerce may impact the competitive environment in which the Company operates.

The competitive environments in which each segment operates are described below:

Payment Services Segment—In the payment services segment, Western Union’s money transfer business competes with established financial institutions, international and regional money transfer providers and numerous niche or corridor providers as well as couriers, mail services and informal networks that deliver money. The Company also competes with bank wire transfer services. Companies using emerging technology associated with the Internet, ATMs and other media are also providing money transfer services in ways that compete with Western Union. In addition, the Company faces several smaller established competitors in providing commercial money transfer services. FDC’s official check and money order businesses compete primarily with financial institutions with in-house check products and with postal money orders and official checks and money orders of other providers, respectively.

The most significant competitive factors in the payment services segment relate to price, quality and reliability of service and agent locations.

Merchant Services Segment—The Company’s merchant services business and its alliances compete with several smaller national service providers and financial institutions that provide these services to their merchant customers. In many cases, the merchant alliances also compete against each other for the same business. FDC’s check guarantee and verification compete principally with two other national companies. The Company also faces significant competition from regional, national and international operators of ATM networks.

The most significant competitive factors relate to price, customer service, breadth of features and functionality, scalability and flexibility of infrastructure.

Card Issuing Services Segment—FDC’s card issuing segment competes with several other third-party cardholder processors in the United States, certain international processors as well as financial institutions that possess in-house operations to manage card issuance and maintenance.

The most significant competitive factors are price, system performance and reliability, breadth of features and functionality, disaster recovery capabilities and business continuity preparedness, data security, scalability and flexibility of infrastructure and customer service.

In both the merchant services and card issuing segments, the card associations—VISA and MasterCard—are increasingly offering products and services that compete with those of the Company. As discussed more fully in Item 3 (“Legal Proceedings”) below, the Company has counter sued VISA for using its market power and rule making ability to prevent the Company from competing with VISA for certain network services. It is not possible to determine at this time how and to what extent that litigation, and the card associations’ increased interest in electronic payment services, may affect the Company’s competitive position.

Emerging Payments Segment—govONE has one competitor of similar size in connection with the EFTPS government contract. eONE’s other businesses all have numerous competitors due to the emerging nature of the respective markets and no competitor is considered dominant.

Significance of Certain Customer Relationships

The Company does not have any significant customers that account for 10% or more of total consolidated revenues. Refer to the above segment discussions, which address significant customer relationships within the segments.

Industry Trends

Technological capabilities required for the rapid and efficient creation, processing, handling, storage and retrieval of information are becoming increasingly complex. These capabilities require significant development efforts, capital expenditures and processing expertise, and have contributed to a trend toward the outsourcing of processing services, which benefits the Company. The evolution of these capabilities is creating new competitors with innovative solutions, and also is driving an industry-wide consolidation, which is creating more established competitors. The Company is involved with payment solutions technologies, such as wireless paperless products, stored-value cards and other custom payment solutions. These technologies will continue to be a significant factor when considering the growth of the Company with respect to the continued conversion from paper processing to electronic transaction processing.

The merchant services segment expects that the shift from cash and check transactions to electronic and card transactions will continue to create growth opportunities. Bank industry consolidation impacts existing and potential clients in FDC’s service areas, primarily in card issuing services and merchant services. In addition, certain merchant processing alliance relationships have been impacted as a result of consolidations. In the aggregate, bank mergers have not significantly affected the Company to date. However, FDC could lose business in connection with future client mergers if the surviving or acquiring entity utilizes in-house processing services or those of a competitor of the Company. Currently there are two mergers that could have a significant impact to the Company. Those mergers are the J.P. Morgan Chase and Bank One Corp. merger and the Bank of America and FleetBoston merger.

Employees and Labor Relations

At January 31, 2004, the Company employed approximately 29,000 employees, approximately 95% of which were full-time employees. FDC has approximately 2,700 employees in the United Kingdom, a portion of which are members of UNIFI (formerly the Banking Insurance & Finance Union). In addition, Western Union has two four-year labor contracts (expiring August 6, 2004) with the Communications Workers of America, and AFL-CIO and its local 1177, both representing employees in the United States, which accounts for approximately 1,200 Western Union employees primarily located in Bridgeton and St. Charles, Missouri. The Company is currently renegotiating the labor contracts. The majority of the Company’s employees are not otherwise represented by any labor organization. The Company believes that its relations with its employees and the labor organizations identified above are good.

ITEM 2.	PROPERTIES

As of December 31, 2003, the Company and its subsidiaries owned or leased approximately 198 domestic (U.S.) properties, and approximately 95 properties internationally. These facilities are used for operational, sales and administrative purposes, and are all currently being utilized.

	Leased Facilities	Owned Facilities	Facilities Leased with Option to Buy
Facilities in the United States
Payment Services	48	1	—
Merchant Services	103	2	1
Card Issuing Services	16	11	2
Emerging Payments	9	—	—
All Other and Corporate	3	1	1

International Facilities
Payment Services	49	—	—
Merchant Services	11	—	—
Card Issuing Services	19	9	—
Emerging Payments	7	—	—
All Other and Corporate	—	—	—

Payment services has principal operations in Greenwood Village and Englewood, Colorado; Westerville, Ohio; Bridgeton and St. Charles, Missouri; Montvale, New Jersey; Dublin, Ireland and Paris, France. Merchant services’ principal operations are conducted in Melville, New York; Hagerstown, Maryland; Coral Springs,

Florida; Moorpark, California; Houston, Texas; Stuttgart, Germany and Sydney, Australia. The principal operations for card issuing services are located in Omaha, Nebraska; Orlando, Florida; Basildon, England; and Sydney, Australia. Emerging payments’ principal operations are located in Englewood, Colorado; Pittsburgh, Pennsylvania; Cincinnati, Ohio; San Francisco, California; Stuttgart and Frankfurt, Germany. The Company’s all other and corporate facilities include the Company’s corporate offices in Greenwood Village and Englewood, Colorado and other principal facilities in Atlanta, Georgia, Daytona, Florida, Corpus Christi, Texas and Omaha, Nebraska.

The Company believes that its facilities are suitable and adequate for its current business; however, the Company periodically reviews its space requirements and may acquire new space to meet the needs of its businesses or consolidate and dispose of or sublet facilities which are no longer required.

ITEM 3.	LEGAL PROCEEDINGS

VISA U.S.A. Inc. litigation

As previously reported, on April 15, 2002, VISA U.S.A. Inc. filed a complaint in the United States District Court for the Northern District of California, San Francisco Division, against the Company and its subsidiaries First Data Resources, Inc. and First Data Merchant Services Corporation (“the VISA action”).

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

On November 5, 2002, the Company and two of its subsidiaries filed counterclaims in the Visa action. In the counterclaim, the Company alleges that VISA International and VISA U.S.A., Inc. (collectively “VISA”), have abused their market power to prevent the Company from internally processing VISA credit card transactions outside of the VISA network through private arrangements. The Company also alleges that VISA has barred the Company and its customers from using private arrangements to bypass the VISA network, requiring the Company’s customers to pay for VISA’s network services regardless of whether the customers use those services, uses its fee structure to raise the costs of rivals and potential rivals, imposes unreasonable conditions on rivals’ access to their network and deters and prevents its members from using more efficient providers of network services such as the Company. Based on this and other conduct, the counterclaim asserts claims of monopolization, attempt to monopolize, tying, unfair competition, violations of the Cartwright Act, defamation, trade libel, interference with prospective economic advantage, and breach of contract. The Company seeks trebled and punitive damages, attorneys’ fees and costs, restitution and disgorgement, and injunctive relief.

Cruz action

As previously reported, in 2001, Ana Cruz and Nubia Godoy each filed class action lawsuits based on similar factual allegations in the United States District Court for the Eastern District of New York against the Company and its subsidiary, Western Union Financial Services, Inc. These actions have been consolidated into a single action in which plaintiffs Ana Cruz, Ramata Sly, Clare Sambrook and Albert Lewis Vale filed a Second Consolidated Amended Class Action Complaint asserting claims on behalf of a putative worldwide class (the Cruz action). The putative class includes all consumers who used the services of Western Union or Orlandi Valuta to transmit money by wire (a) from the United States to a foreign country or territory (excluding Mexico) from January 1, 1995 to the date when defendants modified their send forms or receipts consistent with the settlement in the putative class action filed by Luis Pelayo and Oscar Perales against Western Union Financial

Services, Inc. in the United States District Court for the Northern District of Illinois (the “Pelayo action”); (b) from the United States to a foreign country or territory (excluding Mexico) from the date when defendants had modified their send forms or receipts consistent with the Pelayo settlement to December 31, 2002; (c) from the United States (excluding California) to Mexico from September 1, 1999 to the date when defendants modified their send forms or receipts consistent with the Pelayo settlement; (d) from the United States (excluding California) to Mexico from the date when defendants had modified their send forms or receipts consistent with the Pelayo settlement to December 31, 2002; (e) from foreign country or territory to the United States from January 1, 1995 to the date when defendants modified their send forms or receipts consistent with the Pelayo settlement; and (f) from a foreign country or territory to the United States from the date when defendants had modified their send forms or receipts consistent with the Pelayo settlement to December 31, 2002, provided that the international money transfer transaction sent by the consumer during each of these periods referenced above involved a currency exchange and was within a country corridor that produced an average foreign exchange revenue per transaction gain of at least $1.00. Plaintiffs in the Cruz action assert that defendants impose an undisclosed “charge” when they transmit consumers’ money by wire to international locations, in that the exchange rate used in these transactions is less favorable than the exchange rate that Western Union receives when it trades dollars in the international money market. Plaintiffs further assert that Western Union’s failure to disclose this “charge” in the transactions violates 18 U.S.C. section 1961 et seq. and state deceptive trade practices statutes, and also assert claims for civil conspiracy. Plaintiffs seek injunctive relief, compensatory damages in an amount to be proven at trial, treble damages, punitive damages, attorneys’ fees, and costs of suit.

On September 30, 2002, the parties in the Cruz action jointly filed papers seeking an order preliminarily approving a proposed settlement. The proposed settlement, which is subject to preliminary and final approval by the court, includes the following terms: (1) Western Union (and, with respect to money transfer transactions from the U.S. other than California to Mexico, Orlandi Valuta) will issue coupons for discounts on future international money transfer transactions to customers who transferred money from the U.S. to certain countries other than Mexico between January 1, 1995 and approximately March 31, 2000 (for certain services, Western Union will issue coupons for transactions conducted as late as December 31, 2001), from anywhere in the U.S. other than California to Mexico between September 1, 1999 and March 31, 2000 (again, for certain services, Western Union will issue coupons for transactions conducted as late as December 31, 2001), from countries other than Canada to the U.S. between January 1, 1995 and approximately March 31, 2000, and from Canada to the U.S. between January 1, 1995 and approximately July 31, 2002; (2) injunctive relief requiring Western Union and Orlandi Valuta to make additional disclosures regarding their foreign exchange practices; (3) defendants will pay plaintiffs’ reasonable attorneys’ fees, expenses and costs; and (4) defendants will pay the costs of notice to the class and settlement administration. The Court granted preliminary approval of the proposed settlement, granted approval of the proposed form and manner of class notice, and scheduled a Fairness Hearing for April 9, 2004. The Court also denied without prejudice the motion for an injunction barring and enjoining the prosecution of any action that asserts claims that will be resolved by the settlement. If the settlement is not approved, the Company intends to vigorously defend this action.

Settlement of Department of Justice Merger Litigation

As previously reported, on October 23, 2003, the United States Department of Justice (“DOJ”), along with District of Columbia and eight states, filed a lawsuit against the Company and Concord EFS, Inc. (“Concord”) in the United States District Court for the District of Columbia. The plaintiffs alleged that the Company’s proposed acquisition of Concord will substantially reduce competition among Personal Identification Number (“PIN”) debit networks for retail transactions in violation of Section 7 of the Clayton Act. The plaintiffs sought a permanent injunction against the merger of the two companies and costs of the action. The eight states and the District of Columbia also sought reasonable attorney fees.

On December 14, 2003, the Company and Concord entered into an agreement with the DOJ, the eight states and the District of Columbia on terms that will allow the companies to complete their proposed merger. The agreement calls for the Company to divest its 64% ownership of NYCE Corporation (“NYCE”) within 150 days after the Court’s signing of the Hold Separate Stipulation and Order or five days after entry of a final judgment, whichever is later, to an acquirer acceptable to the Department of Justice. The time period may be extended for up to 90 days. If NYCE is not divested within that time period, the DOJ may apply for the appointment of a trustee selected by the DOJ to effect the divestiture of NYCE. The Stipulation requires that NYCE be operated as an independent, economically viable and competitive business concern, uninfluenced by FDC’s acquisition of Concord, while the divestiture of FDC’s interest in NYCE is pending. Following divestiture, the Company may not reacquire any ownership interest in NYCE for ten years from the date of the final judgment.

Department of Justice Investigation

On February 4, 2004, Western Union received a Civil Investigative Demand (“CID”) from the DOJ and has been informed that the civil antitrust investigation is focused on contractual relationships between the Company’s money transfer business and its money transfer agents. The Company also has been informed that several states have opened or are considering opening investigations concerning the competitive aspects of the company’s money transfer business. The investigations are at an early stage and there is no indication that any action will be taken as a result of the investigations.

Final Settlement of Amorsolo Action

As previously reported, on August 4, 2003, the court issued an order granting final approval of a settlement in the putative class action filed by Julieta Amorsolo and Apolonio Ezequiel Viruel Torres against the Company and its subsidiaries Western Union Financial Services, Inc. and Orlandi Valuta in the Superior Court of the State of California for the County of Los Angeles (the Amorsolo action). The court also issued an order on August 14, 2003, granting the award of the plaintiffs’ attorneys’ fees and costs and the award of individual benefits to the class representatives. The time to appeal these orders of the court has expired, and no notice of appeal has been received. The terms of the settlement will now be implemented, and the implementation of the settlement will result in the resolution of all claims asserted against the Company, Western Union, and Orlandi Valuta.

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

The settlement provides for the following: (1) Western Union and Orlandi Valuta will issue coupons for discounts on future money transfer transactions from California to Mexico to class members who transferred money from California to Mexico between January 1, 1987 and March 31, 2000; (2) the Company also will make a cy pres payment of $1.5 million to be distributed to charitable organizations that assist the Mexican and Mexican-American communities in the State of California; (3) injunctive relief requiring Western Union and Orlandi Valuta to make additional disclosures regarding their foreign exchange practices and to include a provision in new and renewed contracts with agents in Mexico prohibiting the imposition of an undisclosed charge on recipients of money transfers; and (4) reasonable attorneys’ fees, expenses and costs as well as the costs of settlement notice and administration.

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

FOR	AGAINST	ABSTAIN	BROKER NON- VOTE
541,898,868	11,293,091	3,263,943	0

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The principal market for the Company’s common stock is the New York Stock Exchange (“NYSE”), ticker symbol FDC. The following table sets forth, for the indicated calendar periods, the reported intraday high and low sales prices of the common stock on the NYSE Composite Tape and the cash dividends per share of common stock. The sales prices and dividends noted below have been retroactively restated for all periods to reflect the impact of a stock split that was distributed on June 4, 2002. At January 31, 2004, the registrant had 3,028 common stockholders of record.

	High	Low	Dividend
2003
First Quarter	$38.30	$30.90	$0.02
Second Quarter	44.90	32.50	0.02
Third Quarter	43.63	36.98	0.02
Fourth Quarter	41.60	33.26	0.02
2002
First Quarter	$44.05	$37.98	$0.01
Second Quarter	45.08	35.15	0.02
Third Quarter	39.24	26.84	0.02
Fourth Quarter	37.74	23.75	0.02

The timing and amount of future dividends will be (i) dependent upon the Company’s results of operations, financial condition, cash requirements and other relevant factors, (ii) subject to the discretion of the Board of Directors of the Company, and (iii) payable only out of the Company’s surplus or current net profits in accordance with the General Corporation Law of the State of Delaware.

The following table presents stock repurchase programs authorized by the Board of Directors from 2000 through 2003, disclosing total shares purchased under each program and the associated cost (in millions):

	Year Ended December 31,
	2003		2002		2001
	Shares	Cost	Shares (a)	Cost	Shares (a)	Cost
Share repurchase programs:
$1 billion, authorized May 2000	—	—	—	—	5.9	$163.5
$500 million, authorized December 2000	—	—	—	—	16.8	500.0
$700 million, authorized September 2001	—	—	14.1	$512.8	6.1	187.2
$500 million, authorized May 2002	11.5	$461.9	1.1	38.3	—	—
$1.145 billion, authorized May 2003	25.3	999.5	—	—	—	—

	36.8	$1,461.4	15.2	$551.1	28.8	$850.7
Treasury stock purchases related to employee benefit plans	9.7	363.6	7.7	298.0	14.6	467.8

Total stock repurchases	46.5	$1,825.0	22.9	$849.1	43.4	$1,318.5

(a)	Share amounts have been retroactively restated for all periods to reflect the impact of the stock split.

ITEM 6.    SELECTED FINANCIAL DATA

The following data should be read in conjunction with the Consolidated Financial Statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations included elsewhere in this annual report.

The Notes to the Consolidated Financial Statements contain additional information about various acquisitions (accounted for as purchases), dispositions and certain charges and benefits resulting from restructurings, impairments, litigation and regulatory settlements, investment gains and losses and divestitures, which affect the comparability of information presented. Certain prior years’ amounts have been restated to conform to the current year presentation. The Company classified NYCE as a discontinued operation in the fourth quarter 2003. The data below has been restated from historically reported results to reflect the impact.

	Year Ended December 31,
	2003		2002		2001		2000		1999
	(in millions, except per share amounts or otherwise noted)
Income statement data:
Revenues (a)	$8,400.2		$7,502.6		$6,602.2		$5,922.1		$5,776.4
Expenses, net of other income/expense (a)	6,561.4		5,870.1		5,550.2		4,724.6		3,996.7

Income before income taxes, minority interest, equity earnings in affiliates, discontinued operations and cumulative effect of a change in accounting principle	1,838.8		1,632.5		1,052.0		1,197.5		1,779.7
Income taxes	463.9		422.3		333.0		378.7		625.7
Minority interest	(119.6)		(96.6)		(31.5)		(24.5)		(38.7)
Equity earnings in affiliates	138.7		118.6		183.9		135.3		84.4

Income from continuing operations	1,394.0		1,232.2		871.4		929.6		1,199.7
Income from discontinued operations net of taxes of $17.6, $9.9 and $3.8, respectively	14.7		5.7		3.2		—		—
Cumulative effect of a change in accounting principle, net of $1.6 income tax benefit	—		—		(2.7	)(b)	—		—

Net income	$1,408.7		$1,237.9		$871.9		$929.6		$1,199.7

Depreciation and amortization	$569.3		$523.2		$631.4		$588.8		$617.8
Per share data for continuing operations:
Earnings per share—basic (c)	$1.89		$1.63		$1.12		$1.14		$1.40
Earnings per share—diluted (c)	1.86		1.60		1.10		1.12		1.38
Per share data for discontinued operations:
Earnings per share—basic (c)	0.02		—		—		—		—
Earnings per share—diluted (c)	0.02		0.01		—		—		—
Cash dividends per share (c)	0.08		0.07		0.04		0.04		0.04
Balance sheet data (at year-end):
Total assets	$25,585.6		$26,591.2		$21,912.2		$17,295.1		$17,004.8
Settlement assets	15,119.3		16,688.5		13,166.9		9,816.6		9,585.6
Total liabilities	21,538.3		22,434.9		18,392.3		13,567.4		13,097.1
Settlement obligations	14,833.2		16,294.3		13,100.6		9,773.2		9,694.6
Borrowings	3,037.8		2,581.8		2,517.3		1,780.0		1,528.1
Convertible debt	537.2		552.7		584.8		50.0		50.0
Total stockholders’ equity	4,047.3		4,156.3		3,519.9		3,727.7		3,907.7
Summary operating data:
At year-end—
Card accounts on file (in millions)	347.8		325.2		312.2		309.9		259.8
For the year—
North America merchant dollar volume (in billions)	$664.7	(d)	$547.8	(d)	$485.6	(d)	$451.7	(d)	$328.3	(e)
North America merchant transactions (in billions)	12.2	(d)	9.9	(d)	8.7	(d)	8.0	(d)	6.4	(e)
Money transfer transactions (in millions) (f)	—		—		—		—		73.5
Consumer-to-consumer money transfer transactions (g)	81.0		67.8		55.8		44.6		—
Branded consumer-to-business transactions (h)	134.0		119.3		98.5		63.3		—

(a)	In January 2002, the Company adopted Emerging Issues Task Force (“EITF”) 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” (EITF 01-14) which requires that reimbursements received for “out-of-pocket” expenses be characterized as revenue. All periods presented have been restated for the adoption.
(b)	Represents the transition adjustment for the adoption of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

(c)	In March 2002, the Company’s Board of Directors declared a 2-for-1 stock split of the Company’s common stock to be effected in the form of a stock dividend. Shareholders of record on May 20, 2002 received one share of the Company’s common stock for each share owned. The distribution of the shares occurred after the close of business on June 4, 2002. All per share amounts have been retroactively restated for all periods to reflect the impact of the stock split.
(d)	North America merchant dollar volume includes VISA and MasterCard credit and debit (signature and PIN-based) at point-of-sale. North America merchant transactions include VISA and MasterCard credit and debit (signature and PIN-based) at point-of-sale and processed-only customer transactions. Dollar volume and transactions for the years 2003, 2002 and 2001 have been restated to exclude the discontinued operations of the NYCE business.
(e)	Includes Visa and MasterCard volume only from alliances and managed accounts.
(f)	Beginning in 2002, the Company began analyzing results due to the acquisitions of Paymap and E Commerce Group as described in (g) and (h) below. Prior to 2000, reliable information was not available, as such, 1999 amounts were not restated to conform to the presentation noted above.
(g)	Consumer-to-consumer money transfer transactions include North America and international consumer money transfer services.
(h)	Branded consumer-to-business transactions include Quick Collect, EasyPay, PhonePay, Paymap’s Just-in-Time and Equity Accelerator services, and E Commerce Group’s Speedpay transactions directly processed by E Commerce Group. Amounts include transactions for E Commerce Group and Paymap as if they were consolidated subsidiaries as of January 1, 2000 to provide a more meaningful comparison.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Business Overview

First Data Corporation (“FDC” or “the Company”), with headquarters in Denver, Colorado, operates electronic commerce and payment services businesses that serve approximately 3.1 million merchant locations, 1,400 card issuers and millions of consumers. FDC operates in four business segments: payment services, merchant services, card issuing services and emerging payments. A brief description of each segment’s operations is provided below.

Payment Services Segment

The payment services segment is comprised of businesses that provide money transfer services to consumers and businesses whether they be electronically from one location to another or through the issuance of an official check or money order by a bank or other institution. It is headquartered in Denver, Colorado with significant operations in St. Charles, Missouri and has more than 182,000 agent locations throughout the world. A brief explanation of the segment’s service offerings is presented below.

•	Consumer-to-consumer money transfer—Provides money transfer services to people who periodically need to send or receive cash quickly to meet emergency situations or to send funds to family and friends in other locations.

•	Consumer-to-business bill payment services—Provides services that facilitate transferring payments from consumers to utility companies, collection agencies, finance companies, mortgage lenders and other billers.

•	Official checks and money orders—Issues official checks that serve as an alternative to a bank’s own disbursement items such as cashiers or bank checks, and sells money orders through an agent network of financial institutions and other entities.

•	Prepaid services—Develops, implements and manages prepaid stored-value card issuance and processing services for retailers (i.e., gift cards), and provides prepaid phone top-up services.

Merchant Services Segment

The merchant services segment is comprised of businesses that facilitate the acceptance of consumer transactions at the point of sale, whether it be transactions at a physical merchant location, over the Internet or at an automated teller machine (“ATM”). It is headquartered in Melville, New York and its significant operations are in Hagerstown, Maryland, Houston, Texas and Coral Springs, Florida. A brief explanation of the segment’s service offerings is presented below.

•	Merchant acquiring—Facilitates merchants’ ability to accept credit and debit cards by authorizing, capturing and settling merchants’ credit, debit, stored-value and loyalty card transactions. Also provides point-of-sale (“POS”) devices and other equipment necessary to capture merchant transactions. A majority of these services are offered through joint ventures or similar alliance arrangements with major financial institutions.

•	Check verification and guarantee services—Using the Company’s proprietary database system, verifies that a check writer does not have a history of writing bad checks, or guarantees that checks presented to merchants for payment will be collectible.

•	ATM and personal identification number (“PIN”) based processing—Operates an ATM network and provides processing services such as authorization and settlement to issuers of PIN-based debit cards. During 2003, these services were provided by NYCE Corporation (“NYCE”). In conjunction with the United States Department of Justice (“DOJ”) approval of the Concord acquisition the Company agreed to divest its 64% ownership interest in NYCE. Discontinued operations consists solely of NYCE’s results of operations. In 2004, these services will be provided by NYCE until its disposition and by the STAR® network which will be acquired through the acquisition of Concord EFS, Inc. (“Concord”) (see Concord discussion in “Business Developments” below).

•	Gaming services—Owns and manages ATMs in gaming establishments, provides credit card cash advance and debit card cash access services to customers of gaming establishments, and guarantees or verifies check transactions for such establishments.

Card Issuing Services Segment

The card issuing services segment primarily encompasses domestic and international card processing for card issuers. Its headquarters and most significant operations are located in Omaha, Nebraska. A brief explanation of the segment’s service offerings is presented below.

•	Card processing—Provides credit, debit, and private label card processing services to financial institutions and other issuers of cards. Such services include account maintenance, transaction authorizing and posting, statement generation and printing, card embossing, fraud and risk management services and settlement.

•	Card processing software—Licenses and provides maintenance for the Company’s VisionPLUS card processing software to financial institutions, retailers and third party processors primarily in international markets.

Emerging Payments Segment

The emerging payments segment consists of a majority ownership interest of approximately 75% in eONE Global, LP (“eONE”) and its subsidiaries discussed herein. eONE is focused on identifying, developing, commercializing and operating emerging payment systems and related technologies in three areas: government payments, mobile payments, and enterprise payments. It is headquartered in Napa, California with its most significant operations in Denver, Colorado. A brief explanation of the segment’s service offerings is presented below.

•	Government payments—Provides services to facilitate electronic tax payments to governmental agencies, provides systems and professional services to governmental agencies.

•	Mobile payments—Develops mobile payment software and services for the wireless payments market and is being structured to provide transaction processing services for mobile phone carriers opting to participate in the wireless payments marketplace.

•	Enterprise payments—Delivers accounts receivable and payable systems and processing services to businesses. Also provides worldwide commercial tax compliance systems and a simplified business tax calculation and compliance process with solutions for sales and use taxes.

The remainder of the Company’s business units are grouped in the “all other and corporate” category, which includes Teleservices, a provider of voice-center services to telecommunications and financial services industries, First Data Voice Services, a provider of Interactive Voice Response (“IVR”) services and corporate operations.

Business Developments

The Company’s growth strategy is focused on internal revenue growth, supplemented by acquisitions. The Company seeks strategic acquisitions that fit within its core competencies, allow expansion into adjacent markets, or provide entry into new international markets. The Company continues to extend its global reach, leveraging its enterprise capability, and continues to introduce new products and technologies to the marketplaces the Company serves around the world.

In April 2003, the Company signed a definitive agreement to merge with Concord in an all stock transaction. Concord is an electronic transaction processor that operates in two segments, network services and payment services, which provide services similar to FDC’s ATM and PIN-based debit businesses and the merchant acquiring business discussed above. Network services provides ATM processing, debit card processing, deposit risk management and STAR network access principally for financial institutions. Payment services provides point of sale processing, settlement and related services, with specialized systems focusing on supermarkets, major retailers, gas stations, convenience stores, restaurants and trucking companies.

In shareholder meetings held on October 28, 2003 the shareholders of FDC and the shareholders of Concord each approved the merger of the two companies. Prior to these meetings, on October 23, 2003, the DOJ along with District of Columbia and eight states, filed a lawsuit against FDC and Concord in United States District Court for the District of Columbia, seeking a permanent injunction against the merger of the two companies. On December 15, 2003, FDC announced an agreement with the DOJ that will allow the Company to complete the pending merger with Concord. The Stipulation requires that NYCE be operated as an independent, economically viable and competitive business concern, uninfluenced by FDC’s acquisition of Concord, while the divestiture of FDC’s interest in NYCE is pending. The agreement provides for FDC’s divestiture of its 64% ownership of NYCE. Concurrent with reaching agreement with the DOJ, the Company and Concord amended the merger agreement, modifying the exchange ratio from 0.40 to 0.365 FDC common shares for every Concord common share. Because the Company and Concord renegotiated the terms of the merger since the date of the first special shareholders meeting, including the consideration to be received by the shareholders, the law requires Concord shareholders to vote on whether to approve the terms of the amended merger agreement. Concord has scheduled a special shareholders meeting to be held on February 26, 2004. If approved by Concord shareholders, the Company expects the merger will close shortly thereafter. FDC is not required to hold a similar shareholder meeting.

To complete the transaction pursuant to the exchange ratio, FDC will issue approximately 170 million shares of FDC common stock to Concord shareholders, and issue options to purchase approximately 21 million shares of FDC common stock. This consideration equates to an approximate purchase price, including acquisition related costs, of $7 billion. Upon completion of the merger, based on the number of FDC and Concord shares and options outstanding on January 16, 2004, FDC’s stockholders immediately prior to the merger will own approximately 81% of FDC’s outstanding shares on a fully diluted basis, and Concord’s former shareholders will own approximately 19%. The exchange of shares in the merger is expected to qualify as a tax-free reorganization, allowing Concord shareholders to defer any gain on their shares for U.S. income tax purposes. Until closing of the Concord transaction, Concord and FDC remain competitors in their respective debit network and merchant processing businesses and FDC is subject to limitations on access to competitively sensitive information from Concord. However, it is public knowledge that several of Concord’s debit network customer contracts are coming up for renewal and that Concord recently announced that some of its debit network customers have given notice of intent to not renew their contracts. In addition, Concord is subject to various litigation matters, including pre-existing securities litigation, which are expected to continue following closing of the transaction.

With respect to the divestiture of FDC’s 64% ownership interest in NYCE, as required in connection with the Concord acquisition, the timing of this divestiture and the value ultimately received for its interest in NYCE may be subject to a number of variables outside of the control of the Company. While the Company has received numerous preliminary expressions of interest to purchase its interest in NYCE, the dynamics of a compelled divestiture, subject to DOJ approval, of a 64% ownership interest coupled with restrictions in the agreement with the DOJ on the Company’s exercise of control over NYCE pending completion of the divestiture and pre-existing rights of the minority owners, both as shareholders of NYCE and as NYCE network customers, all could act as constraints on the Company’s ability to maximize the value of its interest in NYCE in the divestiture process. If the Company’s interest in NYCE has not been divested by mid-May, subject to a right to extend until mid-August with the consent of the DOJ, the Court could appoint a trustee to effect the sale of the Company’s interest in NYCE.

A significant portion of the Company’s revenue growth comes from growth in transactions and dollar volumes generated by existing customers. This internal growth, combined with long-standing client relationships and contracts, generates the recurring revenues on which the Company’s business model is largely based. The length of contracts varies across the Company’s business units, but most are for multiple years. Western Union agent contracts generally run from three to five years; most merchant services alliance agreements, which account for a significant portion of the Company’s merchant services business, have terms between five and ten years; and card issuing services contracts generally have terms between five and ten years. A majority of the Company’s customer contracts are renewed and many significant business relationships have extended far past their initial terms.

FDC’s acquisitions typically complement existing products and services, enhance the Company’s product lines and/or expand its customer base. The Company leverages its existing brands, alliance branding relationships and infrastructure (e.g., established sales force, distribution channels, including its 182,000 worldwide Western Union agent locations and approximately 3.1 million merchant locations, etc.) to complement and introduce the acquired company’s products to new markets, customers and geographic areas. Due to the complementary nature of the Company’s acquisitions, FDC expects to enhance the revenue and earnings potential of acquired companies soon after acquisition.

Payment Services Segment

Payment services, which primarily is comprised of Western Union, continues to focus on international growth by 1) expanding and diversifying its global distribution network; 2) building the brand and enhancing the consumer experience; and 3) leveraging channels and diversifying product offerings. Western Union continues to execute against these key strategies outlined below to drive growth.

Expand and diversify the global distribution network:

Western Union currently has approximately 182,000 agent locations in more than 195 countries and territories with a backlog of 16,000 locations that are expected to be activated in the next 12 months. During 2003, Western Union signed several significant new international agents, which contributed to the increase of approximately 31,000 locations in 2003. Two countries with significant long-term potential for the Company are China and India. Western Union has agreements with the post offices in both countries, as well as agreements with a bank in China and banks and retail locations in India. Currently, Western Union has approximately 25,000 agent locations in China and India combined. In addition to China and India, Western Union added locations in Australia, Eastern Europe, and parts of the Middle East and Africa. Like most other Western Union international locations, these new locations will likely require between three to five years to realize their potential. The Company’s U.S. domestic money transfer business remains strong. New domestic locations are being strategically added to the network to match the international demand. During 2003, a multi-year contract extension was signed with one of Western Union’s key agents, which included the addition of approximately 500 locations in Texas, California and Indiana.

Build the brand and enhance the consumer experience:

Each year, Western Union makes marketing investments to build brand awareness and to support long term growth. In 2003, global marketing focused on building brand awareness, simplifying transactions at the point-of-

sale, increasing customer retention and transaction frequency through loyalty programs and other marketing programs to drive transaction growth. Western Union improved the consumer experience through a variety of initiatives, including simplifying the transaction at the point-of-sale and usage of loyalty cards.

Leverage channels and diversify product offerings:

Western Union offers a diverse portfolio of products serving the consumer-to-consumer, consumer-to-business, and prepaid markets. Today, transactions begin at the counter, by telephone, ATM, on-line at www.westernunion.com, or at one of the Company’s 6,000 direct connect locations, where consumers are guided through transactions in their native language by one of the Company’s customer service professionals. Western Union continues to test new services including Direct to Bank and Cash to Card, as well as assess additional strategic global acquisitions to continue to meet the needs of a diverse consumer base. The 2002 strategic acquisitions of Paymap and E Commerce Group have been integrated into Western Union, providing additional product and service offerings to existing Western Union customers. In addition, the 2003 acquisition of a majority ownership interest in Eposs Ltd, (“Eposs”), a Cambridge, U.K.-based seller of prepaid cellular services in Europe and Asia is expected to provide international expansion by leveraging the Western Union network already in place in many key countries.

Western Union operates in a very competitive environment. The Company continues to experience vigorous competition in the traditional money transfer business and is encountering expanded competition from banks and ATM providers that are targeting money transfer services with new product offerings. To effectively compete with these new channels, the Company continues to develop new services and distribution channels as noted above. The Company continues to invest significant amounts in its global advertising campaign to build the Western Union brand. Part of this campaign is the introduction of a variety of loyalty card programs, to enhance Western Union marketing efforts through proactively managing customer relationships. By using the cards, customers have the opportunity to gain benefits such as special merchandising offers, as well as a significant reduction in transaction time. These loyalty programs are designed to enhance the customer’s experience by consistently providing a higher quality of service, while not sacrificing the security and dependability of transactions.

Money transfers are affected by immigration and the ability of migrants to remit money home. While immigration growth could be slowed by tightened immigration requirements, immigration will continue as migrants from developing nations are attracted by the superior job opportunities in the developed world. Furthermore, low birthrates and an aging population in many European countries indicate that these countries will continue to have a need to attract migrant workers. The ongoing recovery in the U.S. and Europe suggests that in the near term migrant workers could enjoy rising employment and wage gains, boosting their ability to send money home.

Western Union’s money transfer business to, from or within a country may be affected by a number of political, regulatory compliance and economic factors. From time to time, transactions within or between countries may be limited or prohibited by law. Additionally, economic or political instability may make money transfers to, from or within a particular country impracticable, as when banks are closed, devaluation of the currency makes it difficult to manage exchange rates, or civil unrest makes access to Western Union agent locations unsafe. Immigration patterns, new regulations, changing economic conditions, the geo-political environment, competition and other factors can impact both transactions and revenues. Events such as these during 2003 included Western Union suspending its business in Venezuela for approximately two months of the first quarter due to new regulations imposed by the Venezuelan government. The impact of these events had less than a 1% effect on Western Union’s international revenue and transaction growth. Additionally, Israel’s growth rates continue to be negatively impacted due to political unrest.

The Company’s money transfer business is subject to regulation in the United States by the federal government and most of the states. In addition, the money transfer business is subject to some form of regulation in each of the more than 195 countries and territories in which such services are offered. The Company has developed compliance programs to monitor regulatory requirements and developments, and to implement policies and procedures to help satisfy these requirements. It is important to recognize, however, that the Company’s money transfer network operates through independent agents in most countries. The Company continues to enhance compliance programs focused on agent training and monitoring to help ensure legal and regulatory compliance by its agents.

Some of the compliance enhancements and policies have been developed in direct response to results from an examination of Western Union by the New York State Banking Department (the “Banking Department”) in 2002. The Banking Department identified alleged deficiencies relating to transaction reporting and agent supervision requirements under federal and state regulations. To resolve the matter, without any admission of wrongdoing, Western Union entered an agreement with the Banking Department related to Western Union’s enhanced regulatory compliance program requiring a monetary payment of $8.0 million to the Banking Department. Western Union also reached an agreement with the U.S. Department of the Treasury (the “Treasury Department”) on March 6, 2003 regarding the Treasury Department’s determinations related to filings required under the Bank Secrecy Act (“BSA”) for transactions occurring throughout the United States. Western Union agreed, without admitting or denying the Treasury Department’s determinations, to make a monetary payment of $3.0 million to the Treasury Department and also agreed to file additional reports and enhance its compliance program. The monetary payments of $11.0 million were recorded as litigation and regulatory settlement charges in the Company’s 2002 results of operations. Additionally, on August 14, 2003, without any admission of wrongdoing, Western Union entered into a Consent Agreement with the California Department of Financial Institutions (“California Consent Agreement”) pursuant to which the Company agreed to enhance its compliance program in California to ensure compliance with the BSA and the California Financial Code relating to money transmission. Pursuant to the California Consent Agreement, Western Union agreed to dedicate resources of at least $5 million through 2006 to its California compliance program. The Company continues to enhance its regulatory compliance activities and monitor transactions to ensure compliance with domestic and international regulations. During 2003, the Company spent an incremental $18.5 million on compliance activities compared to 2002.

Notwithstanding these efforts, the number and complexity of regulatory authorities around the world pose a significant challenge to the Company’s money transfer business. A violation of law may result in civil or criminal penalties or a prohibition against a money transmitter and/or its agents from providing money transfer services in a particular jurisdiction. Following the events of September 11, 2001, the United States and certain other countries have imposed, or are considering, a variety of new regulations focused on the detection and prevention of money transfers to or from terrorists and other criminals. The Company continues to implement policies and procedures to help satisfy these requirements. These additional efforts increase the Company’s costs of doing business. In addition, competitors who may not satisfy these regulatory requirements, but who continue to operate, may pose a competitive disadvantage to the Company. The Company believes that the trend toward additional regulation will continue.

On February 4, 2004, Western Union received a Civil Investigative Demand (“CID”) from the DOJ and has been informed that the civil antitrust investigation is focused on contractual relationships between the Company’s money transfer business and its money transfer agents. The Company also has been informed that several states have opened or are considering opening investigations concerning the competitive aspects of the Company’s money transfer business. Because the investigations are at an early stage, the Company cannot predict the outcome of the investigations and their effect on the Company’s business.

Merchant Services Segment

Within the merchant services segment, the Company will expand its position in the credit, signature and PIN-based debit processing market through the acquisition of Concord, if approved by Concord’s shareholders. The acquisition of Concord includes the STAR debit network, which is a national debit network in the United States. Concord also provides merchant processing services to approximately 450,000 merchants that will complement the existing merchant customer base. As noted above, FDC agreed to divest its 64% ownership of NYCE as part of its agreement with the DOJ to allow the merger with Concord.

The Company continues its commitment to its merchant alliance strategy, growing the international business and expanding into adjacent markets. The Company’s international expansion was furthered during 2003 by the acquisition of TeleCash Kommunikations—Service GmbH (“TeleCash”), which is a Germany-based seller and servicer of POS terminals and an electronic payment network operator. Additionally, the Company sold an agent bank portfolio and extended a long-term processing contract with the acquirer. This transaction aligned approximately 170 small agent banks with the acquirer and strengthened an existing strategic relationship. The transaction provides an enhanced channel for merchant services to expand processing services for new merchant accounts by matching a previously unaligned portfolio with a processing partner specializing in agent banks.

The banking industry has experienced dynamic changes during the past few years, which are expected to continue. Recently, J.P. Morgan Chase and Bank One Corp. and earlier in the year Bank of America and FleetBoston Financial Corp. announced their intent to merge. The Company currently is assessing the impact these mergers may have on its operations and the potential impact on ongoing relationships with these customers. Further consolidation among financial institutions could negatively impact FDC’s alliance strategy, especially where the banks involved are committed to merchant processing businesses that compete with the Company. On the other hand, the acquisition of new merchant business by an existing alliance bank can result in such business being contributed to the alliance.

There also have been developing trends in the competitive landscape with the emergence of VISA becoming a more predominate competitor. In addition to its role in the settlement of VISA transactions and its ownership of the Interlink branded debit network, VISA is expanding its suite of service offerings to merchants and financial institutions. Such services may result in VISA significantly expanding its presence in the merchant acquiring market. As previously noted, several of Concord’s STAR debit network customers have given notice of their intent to not renew their contracts. Several of these customers may convert to VISA’s Interlink debit network.

Merchant services segment revenues are driven largely by the number of transactions (and, to a lesser degree, dollar volumes) processed by the Company; therefore, this segment is the least insulated from economic slowdowns. Several economic indicators show consumer spending was relatively soft in 2003 until the summer, when consumer spending became more robust because of the ongoing recovery in the labor market and the general economy. Enhancing this growth and counterbalancing the future impacts of a soft economy is consumers’ increased use of credit, debit and stored-value cards in place of cash and checks, although decreased use of checks negatively affects the Company’s check guarantee and verification business. The Company expects that if consumer spending increases in correlation to an improved economy, the Company will experience a relatively proportionate increase in transactions.

The industry has seen a shift to the use of PIN-based debit cards from credit, signature debit, check and cash. The Company expects the growth in the PIN-based debit market to exceed the credit market and believes the acquisition of the STAR debit network, as part of the Concord merger, will firmly establish the Company within this market. The increased usage of debit cards at the point of sale may have a negative impact on the Company’s check guarantee and verification business as customers may shift away from the use of checks.

Trends in consumer spending between national, regional and boutique merchants impact revenue and operating margins. Revenue per transaction and operating margins from national merchants typically are less than regional and boutique merchants and have contributed significantly to the three to five percent price compression the Company has experienced. As consumers shift spending to national merchants and the Company accepts lower pricing for national merchant contracts, results of operations could be negatively impacted if increased transaction volume is not sufficient to compensate for the lower pricing. Merchant services’ client mix has the effect of mitigating the effects of movement of consumers from one category of merchant to another since it is well represented in each category and will be even better represented upon consummation of the pending Concord merger. The Company historically has mitigated price compression through expense reductions and enhanced product offerings.

Along with international expansion and an increased number of credit and debit transactions, payments processed over the Internet represent a growth opportunity for the merchant services segment. Internet payments continue to account for a small portion of the segment’s transactions. While transactions over the Internet may involve increased risk, the Company continues to enhance its fraud detection and other systems to address such risks.

Card Issuing Services Segment

The Company continues to obtain scale and leverage in the card issuing business by making the best use of its existing capacity. The key initiatives in the segment are as follows: convert the 70 million of primarily retail accounts in the pipeline, leverage the cash flows of the business, maximize productivity as well as system capacity in output services and plastics, and grow through expansion into adjacent markets.

The Company has strong relationships and many long-term customer contracts with approximately 1,400 card issuing customers. The average length of contracts with these customers is approximately seven years, with the top 15 customers averaging approximately 10 years. These long-term contracts generally require a notice period prior to the end of the contract if a client chooses not to renew. Additionally, some contracts may allow for early termination upon the occurrence of certain events such as a change in control. The termination fees paid upon the occurrence of such events are primarily designed to cover any balance sheet exposure associated with the contract and, in some cases, may cover a portion of lost future revenue and profit. However, the termination fees are not designed, in all instances, to cover the potential loss of future revenue and profit. Although these contracts may be terminated upon certain occasions, the contracts provide the segment with a steady revenue stream since a vast majority of the contracts are honored through the contracted termination date. The above noted merger between J.P. Morgan Chase and Bank One Corp. could result in Chase having the right to terminate the contract early based on certain provisions of the contract.

As part of its international growth strategy, the Company entered into a processing agreement with CUETS, a card processing company for Canadian credit unions. In the Asia Pacific and Latin American regions, the Company continued leveraging software solutions, most notably its VisionPLUS software. The VisionPLUS platform is operating in Shanghai, which will allow the Company to process for China Everbright Bank, a recently signed outsourcing contract. Additionally, the Company began processing for Westpac Banking Corporation in Australia on the VisionPLUS platform in 2003. In addition, the Company’s operations in the United Kingdom are expanding and have signed several agreements with new customers in Europe.

The underlying economic drivers of card issuance are population demographics and employment. New cardholders are predominantly people aged 18-24, a demographic segment that has been growing at a faster pace than the general population in recent years. Strengthening in the economy typically results in an improved credit risk profile, allowing card issuers to be more aggressive in their marketing campaigns to issue more cards.

The Company continues to increase its card accounts on file. As of December 31, 2003, the Company had a total of 347.8 million accounts on file. Of this total, 316.6 million were domestic and 31.2 million were international. As previously noted, the Company has a pipeline of 70 million accounts, which are primarily retail accounts, and all are to be converted by the end of 2004. During 2003, retail accounts generated approximately 26% of the revenue of a bankcard account. Due to expected changes in both bankcard and retail client mix and product usage from 2003 to 2004, retail accounts are expected to generate less than 26% of the revenue of a bankcard account in 2004 as noted above. The Company expects 2004 operating profit margins to be approximately the same as in 2003. The effects of client mix, and the card type mix shifting more heavily towards retail versus bankcards, will cause revenues to grow more slowly than accounts on file. As the client and card mix changes, the Company addresses its cost structure to maintain a relatively consistent operating profit margin.

The Company expects growth in accounts on file to exceed revenue growth due to the effects of client mix, the card type mix shifting more heavily towards retail versus bankcard, and the associated revenue per account on file. Over the last two years, the mix of accounts on file has moved towards retail. Retail accounts have increased from 25% to 34% of card issuing services’ total card accounts on file. Future growth in accounts on file is expected to continue from retail cards, which is discussed in more detail below in the segment’s results of operations discussion. Although there will be a reduction of revenue for the segment, the Company restructured certain activities in the third quarter of 2003 to adjust its cost structure and is pursuing opportunities to utilize capacity in the print/mail and plastic production areas, that will become available as a result of the planned upcoming deconversion.

In connection with a customer’s acquisition of a bankcard portfolio, a customer decided to take nearly 20 million bankcard accounts to a client’s in-house system. The client agreed to convert more than that number of retail accounts onto the Company’s system by the end of 2004. In addition, as previously announced, Bank One Corp. notified the Company of its intention not to renew its contract for processing services, which will result in approximately 42 million bankcard accounts currently on file being deconverted by what is anticipated to be the fourth quarter 2004. However, Bank One has the option of continuing to process through FDC’s system through September 2005. Based on the above and internal growth from its existing card account base, which takes into account the subprime market discussed in the segment results, the Company expects to have approximately 360 million accounts on file by year-end 2004.

Consolidation of card portfolios either via financial institution consolidation or sale, has led to an increasingly concentrated client base, which results in a changing client mix toward larger customers. In addition to the planned mergers of J.P. Morgan Chase and Bank One and Bank of America and FleetBoston, Citibank acquired the Sears portfolio and Royal Bank of Scotland acquired People’s portfolio. J.P. Morgan Chase, FleetBoston, People’s, Bank One Corp. and Citibank retail are all currently contracted customers of the Company and combined account for approximately 28% of the segment’s revenue.

During 2003, card issuing services installed certain system upgrades and enhancements in connection with its redesign of the North American card processing system, which was completed in the first quarter of 2003. Ongoing client specific system development will occur to support cardholder account conversions. Any unexpected delay in contracted client-specific system development could postpone certain conversions scheduled for 2004 and affect the segment’s revenue and operating profit.

Emerging Payments Segment

Through govONE Solutions, LP (“govONE”), a subsidiary of eONE Global, LP (“eONE”), the Company provides electronic tax processing services as a subcontractor for a partner bank, which has contracted with the Treasury Department, Financial Management Service (“FMS”), to be a provider of the Electronic Federal Tax Payment Service (“EFTPS”). In January 2004, govONE and its partner bank submitted a renewal proposal to FMS which indicated it would select a single provider of EFTPS services. govONE is currently one of only two providers of this service. The current EFTPS contract has been extended for an indefinite period, not to exceed December 31, 2004. In connection with the formation of the eONE partnership in November 2000, the Company agreed to contribute up to $100 million to eONE, its approximately 75% owned subsidiary, in the event that govONE’s contract with its partner bank related to the EFTPS contract is not renewed or is renewed on terms which are materially worse than the current contract and have a material adverse effect on the business of govONE. At this time, the Company does not know if a contribution will be required or, if required, the amount of such contribution.

Encorus is negotiating a long-term contract to provide mobile commerce transaction processing services to several international wireless phone providers. This contract is expected to be signed in the first quarter of 2004 with acceptance testing by the phone providers scheduled to be completed in the third quarter. Revenues from these services are subject to consumer market adoption. eONE’s balance sheet exposure related to Encorus Technologies (“Encorus”) goodwill and intangibles totaled approximately $33 million at December 31, 2003.

Other

Management continues to look for ways to eliminate barriers across all lines of business to more efficiently and effectively operate the business as one company. The Company is beginning to more effectively cross sell products within the FDC family and continues to look for new and more effective ways to leverage its market presence across the enterprise. To enhance this effort, the Company announced on January 30, 2004, the creation of the Domestic Enterprise Payments organization. This new organization will consist of a number of elements, including the existing merchant services business and certain departments within card issuing services. Upon closure of the merger, the majority of Concord’s operations also will be part of this organization. Additionally, two other new organizations, Enterprise Sales and Enterprise Utilities, will be part of the Domestic Enterprise Payments organization. The Enterprise Sales organization will focus on major customers and prospects across the organization. The Enterprise Utilities organization will consolidate common functions and activities, which now exist across certain segments and within Concord upon the closing of the merger. These functions and activities include call centers, customer service operations, output services and settlement operations. Transaction processing efforts, including First Data Net also will be part of Enterprise Utilities. This organization is expected to be in place by the end of the first quarter 2004 and may impact, along with the Concord integration, the reporting segments.

The Company continues to streamline operations and reduce costs as it continues to enhance its business model. The Company has been successful with the implementation of Six Sigma initiatives, a widely adopted methodology to measure and improve a company’s operations performance by identifying and eliminating the defects in processes, and streamlining operational costs across the Company through the development of shared services functions. Additionally, the Company continues to upgrade its business continuity plans to address new systems and platforms and continues to focus on security around its systems and facilities.

2003 Acquisitions

On March 24, 2003, the Company acquired TeleCash. TeleCash is a Germany-based seller and servicer of point-of-sale terminals and an electronic payment network operator. This acquisition allows the Company to expand its commitment to meet the international payment processing needs of banks and merchants.

In August 2003, Western Union purchased a majority interest in Eposs, a Cambridge, U.K.-based seller of prepaid cellular telephone services in Europe and Asia.

Other acquisitions during 2003 include:

•	The purchase of the assets of Frank Solutions Inc. (“FSI”), a provider of interactive voice response and web response systems and professional services for state and local governments, in the emerging payments segment;

•	An interest in a joint venture related to the money transfer business in the payment services segment; and

•	The purchase of four merchant portfolios and a TeleCheck franchise in the merchant services segment.

On December 22, 2003, the Company announced it signed and entered into a Merger Implementation Agreement to acquire 100% of Cashcard Australia Limited, a provider of ATM services in the Australian marketplace. The transaction remains subject to Cashcard shareholder and judicial approval, as well as satisfaction of other closing conditions. The transaction will allow for FDC’s entry into the fast growing Australian merchant ATM deployment market. The transaction will create opportunities for FDC and Cashcard clients, expanding the delivery of services such as credit and debit POS processing, deployment of merchant ATM’s, check authorization and money transfer. In February 2004, the Australian Competition and Consumer Commission notified the Company that it would not oppose the acquisition. The Company anticipates closing the transaction during the second quarter of 2004.

Components of Revenue and Expenses

The following briefly describes the components of operating revenue and expenses as presented in the Consolidated Statements of Income. Descriptions of the revenue recognition policies are included in Note 1 of the Consolidated Financial Statements.

Transaction and processing service fees—Revenues are based on a per transaction fee, a percentage of dollar volume processed, accounts on file or some combination thereof. These revenues represent 85% of FDC’s revenues and are most reflective of the Company’s core business performance. Payment services segment revenue is primarily earned from transaction fees charged to consumers sending money transfers. Within the merchant services segment, revenue is comprised primarily of fees charged to merchants and processing fees charged to alliances accounted for under the equity method. Merchant discount revenue from credit card and signature debit card transactions acquired from merchants is recorded net of interchange and assessments charged by the credit card associations. Revenue from PIN-based debit card transactions are recorded gross with the associated network fee recorded in cost of services. Merchant services revenues include check guarantee and verification fees which are charged on a per transaction basis or as a percentage of the face value of the check. Card issuing services revenue is comprised primarily of fees charged to the issuing bank based on cardholder accounts on file, both active and inactive, and to a lesser extent, transaction volumes processed.

Investment income, net—Revenue is derived primarily from interest generated by settlement assets within the payment services and merchant services segments, and realized net gains and losses from such assets. This revenue is recorded net of commissions to official check agents and associated hedges.

Professional services—Revenue is recognized from custom programming and system consulting services by the card issuing segment and by GovConnect in the emerging payments segment.

Software licensing and maintenance—Software licensing and maintenance revenue is generated primarily from the VisionPLUS software in the card issuing segment and from Velosant and Encorus in the emerging payments segment.

Product sales and other—Sales and leasing of point-of-sale devices in the merchant services segment are the primary drivers of this revenue component, providing a recurring revenue stream. This component also includes incentive payments, contract termination fees, royalty income and gain/loss from the sale of merchant alliance portfolios, which occur less frequently but are considered part of ongoing operations.

Reimbursable postage and other—This component and the off-setting expense caption represent postage, telecommunications and similar costs that are passed through to customers.

Cost of services—This caption includes the costs directly associated with providing services to customers and includes the following: telecommunications costs, personnel and infrastructure costs to develop and maintain applications and operate computer networks and associated customer support, PIN-based debit network fees, losses on check guarantee services and merchant chargebacks, commissions paid to money transfer agents, depreciation and amortization expense, and other operating expenses.

Cost of products sold—These costs include those directly associated with product and software sales such as cost of point-of-sale devices, merchant terminal leasing costs, and software licensing and maintenance costs and associated amortization and depreciation.

Selling, general and administrative—This caption primarily consists of salaries, wages, and related expenses paid to sales personnel, administrative employees and management, advertising and promotional costs and other selling expenses.

Results of Operations

The following discussion for both results of operations and segment results refers to the twelve-month period ended December 31, 2003 versus the same period in 2002. Consolidated results should be read in conjunction with segment results, which provide more detailed discussions around certain Consolidated Statements of Income components. As discussed above, the Company classified NYCE as a discontinued operation in the fourth quarter 2003. Results of Operations for 2003 and 2002 reflect NYCE as a discontinued operation. The 2002 Consolidated Results, Merchant Services Segment Results and Card Issuing Services Segment Results have been adjusted from those previously reported to exclude NYCE’s results of operations.

2003 Compared with 2002

Consolidated Results

(in millions)
	2003	% of Total Revenue	2002	% of Total Revenue	Change
					Amount	%
Revenues:
Transaction and processing service fees	$7,106.3	85%	$6,445.1	86%	$661.2	10%
Investment income, net	143.8	2%	97.3	1%	46.5	48%
Professional services	102.9	1%	115.5	2%	(12.6)	(11)%
Software licensing and maintenance	53.4	—	62.9	—	(9.5)	(15)%
Product sales and other	385.5	5%	275.3	4%	110.2	40%
Reimbursable postage and other	608.3	7%	506.5	7%	101.8	20%

	$8,400.2	100%	$7,502.6	100%	$897.6	12%

Expenses:
Cost of services	$4,235.1	51%	$3,728.8	50%	$506.3	14%
Cost of products sold	204.4	2%	189.5	3%	14.9	8%
Selling, general and administrative	1,375.0	17%	1,270.5	17%	104.5	8%
Reimbursable postage and other	608.3	7%	506.5	7%	101.8	20%
Other operating expenses, net	39.1	—	73.9	—	(34.8)	(47)%

	$6,461.9	77%	$5,769.2	77%	$692.7	12%

Operating revenues overview

The increase in total revenues was driven by all reported segments experiencing positive revenue growth in 2003, the strongest being the payment services and merchant services segments with growth rates of 15% and 14%, respectively. All other and corporate experienced a decline in revenue in 2003. Acquisitions contributed to reported total revenue growth, primarily related to the merchant services segment. The following provides highlights of revenue growth while a more detailed discussion is included in the Segment Results section below:

•

The payments services and merchant services segments account for 97% of the increase in transaction and processing service fees. The payment services segment had an increase of approximately 31,000 worldwide Western Union agent locations, thereby increasing the number of corridors available for money transfers. These additional agent locations along with the maturing of agent locations added in the past several years and increased money transfers at mature locations contributed to increased transaction volume internationally and domestically. The merchant services segment experienced transaction growth through continued penetration into debit markets, as consumers replace cash and check transactions with debit and credit transactions.

•	Substantially all investment income relates to the payments services segment’s official check product. The increase is attributable to income from higher investable balances and gains recognized on liquidation of certain portfolio investments, offset by realized losses on derivative instruments used to hedge commissions paid to selling agents.

•	The increase in product sales and other revenue is attributable to the March 2003 acquisition of TeleCash and incremental gains recognized on the sale of merchant contract portfolios.

•	Reimbursable postage and other revenue and the offsetting expense represent postage, telecommunications and similar costs passed to customers. Revenue and the corresponding expense growth is due to volume growth and a postage rate increase in June 2002 in the card issuing services segment.

Operating expenses overview

•	Total operating expenses and cost of services remained constant as a percentage of revenue. The increase in the dollar amount of cost of services resulted from growth in the Company’s core businesses and acquisitions. Increases in Western Union agent commissions and operating expense from the operations of recent acquisitions accounted for most of the dollar increase. Other expenses such as debit interchange fees, amortization and depreciation also contributed to the increase but to a lesser extent.

•	The increase in cost of products sold is attributable to the March 2003 acquisition of TeleCash in the merchant services segment as well as other costs that increase in proportion to the relevant revenue.

•	Selling, general and administrative expenses declined as a percentage of revenue. Selling and administrative costs decreased relative to revenue growth from the Company’s ability to leverage its overhead costs and shared services functions (i.e. accounting, payroll, legal etc.) as acquisitions continued to be integrated, as well as focused expense management.

•	Reimbursable postage and other revenue and the offsetting expense represent postage, telecommunications and similar costs passed to customers. Revenue and the corresponding expense growth is due to volume growth and a postage rate increase in June 2002 in the card issuing services segment.

Other operating expenses, net

Other operating expenses related to restructuring, asset impairments and litigation and regulatory settlements totaled $39.1 million and $73.9 million in 2003 and 2002 respectively. See detailed information provided below.

2003 Activities

	Pretax Benefit/(Charge)
Year ended December 31, 2003	Payment Services	Merchant Services	Card Issuing Services	Emerging Payments	All Other and Corporate	Totals
	(in millions)
Restructuring charges	$(3.5)	$(6.7)	$(16.2)	$(3.1)	$(0.9)	$(30.4)
Restructuring accrual reversals	0.5	0.7	1.0	0.3	—	2.5
Impairments	—	—	(5.0)	—	(1.2)	(6.2)
Litigation and regulatory settlements	—	(5.0)	—	—	—	(5.0)

Total pretax charge, net of reversals	$(3.0)	$(11.0)	$(20.2)	$(2.8)	$(2.1)	$(39.1)

Restructuring charges

The restructuring charges were comprised of severance totaling $30.1 million and $0.3 million related to lease termination losses. Severance charges resulted from the termination of approximately 740 employees across the organization, representing all levels of employees and less than 3% of the Company’s workforce. Cost savings related to these restructurings were approximately $15 million for 2003. The Company expects savings of approximately $54 million during 2004. The following describes the nature and timing of the restructuring plans by segment:

•	Payment services charges related to severance costs associated with the rebalancing of resources from domestic operations to international operations. This rebalancing was necessary to support the Company’s focus and success in international expansion of agents and increase its international transactions. The restructuring plan was completed in the third quarter of 2003.

•	Merchant services severance charges resulted from the consolidation of certain domestic sales and support functions and the elimination of redundant positions in the merchant acquiring and check verification and guarantee business. Severance charges also were incurred to integrate international support functions between the merchant services and card issuing services segments. As part of the integration, lease termination losses were recognized due to the closure of a TeleCheck facility. These actions were done to support the Company’s move towards obtaining operating efficiencies and consolidation of areas of expertise. These types of actions are expected to continue into 2004 as a result of the merger with Concord. The domestic and international restructuring plans were completed in the third quarter of 2003.

•	Card issuing services severance charges resulted from the streamlining of the domestic operations and realignment of operating expenses to address declining segment revenues. Charges also were incurred related to the integration of international support functions with merchant services as noted above. As part of this effort, a lease termination loss was recognized in the combination of facilities into one location in Australia. The domestic restructuring plans were completed in the third quarter of 2003, and international plans were completed in the fourth quarter of 2003.

•	Emerging payments severance charges resulted from the consolidation of Encorus operations, which resulted in the closure of the Leipzig, Germany facility. This consolidation was done in an effort to reduce fixed operating costs and to outsource software development activities. This portion of the restructuring plan was completed in the fourth quarter of 2003. Charges also were incurred related to the combination of the BillingZone and Taxware operations under the Velosant structure. This portion of the restructuring plan was completed in the third quarter of 2003. Additional restructuring activities have occurred in the first quarter of 2004 for these businesses.

•	All other and corporate charges related to the consolidation of certain human resource and payroll functions to the Denver and Omaha locations. The restructuring plan was completed in the third quarter of 2003.

Reversal of restructuring accruals

The Company reversed $2.5 million of prior period restructuring accruals. The change in estimate was due to the favorable resolution of a customer contract related to the discontinuance of the Payment Card Solutions operations in the second quarter 2001, favorable terminations of lease agreements related to the third quarter 2000 card issuing services restructuring and an adjustment of severance costs related to the first quarter 2002 emerging payments restructuring.

The following table summarizes the Company’s utilization of restructuring accruals for the years ended December 31, 2002 and 2003 (in millions):

	Employee Severance	Facility Closure
Remaining accrual at January 1, 2002	$20.9	$6.7
Expense provision	8.5	0.5
Cash payments and other	(24.4)	(2.4)
Changes in estimates	(3.5)	(0.4)

Remaining accrual at December 31, 2002	$1.5	$4.4
Expense provision	30.1	0.3
Cash payments and other	(12.8)	(1.2)
Changes in estimates	(0.9)	(1.6)

Remaining accrual at December 31, 2003	$17.9	$1.9

Impairments

The Company recognized $6.2 million of asset impairment charges, the majority of which related to the lack of sufficient demand to support the Company’s investment in its domestic micro-chip smart card product.

Litigation and regulatory settlements

A litigation charge of $5.0 million was recorded related to a lawsuit associated with the merchant services segment.

2002 Activities

	Pretax Benefit/(Charge)
Year ended December 31, 2002	Payment Services	Merchant Services	Card Issuing Services	Emerging Payments	All Other and Corporate	Totals
	(in millions)
Restructuring charges	—	$(6.0)	$(0.3)	$(2.4)	$(0.3)	$(9.0)
Restructuring accrual reversals	—	0.5	3.2	0.2	—	3.9
Impairments	—	—	(16.5)	(11.3)	—	(27.8)
Litigation and regulatory settlements	$(41.0)	—	—	—	—	(41.0)

Total pretax charge, net of reversals	$(41.0)	$(5.5)	$(13.6)	$(13.5)	$(0.3)	$(73.9)

Restructuring charges

The restructuring charges were comprised of severance totaling $8.5 million and $0.5 million related to lease termination losses. Severance charges resulted from the termination of 281 employees, representing all levels of employees and less than 1% of the Company’s workforce. Savings realized from these restructurings were $15.8 million for the year. The following describes the nature and timing of the restructuring plans by segment:

•	Merchant services charges related to streamlining the span of management control and elimination of job redundancies across many departments at most employee levels within the merchant acquiring business. The restructuring plans were completed in the second quarter of 2002.

•	Card issuing services restructuring charges related to severance associated with consolidating Tulsa data center operations and the elimination of duplicate positions. The restructuring plans were completed in the first quarter of 2002.

•	Emerging payments charges related to a reduction in force and closure of a leased facility for the SurePay business to adjust its employee base to match the slower than expected participation in the business-to-business exchange market place. The restructuring plans were completed in the first quarter of 2002.

•	All other and corporate charges related to the elimination of duplicative positions due to the integration of the Achex, Inc. acquisition. The restructuring plans were completed in the first quarter of 2002.

Reversal of restructuring accruals

The Company reversed prior period restructuring accruals resulting from changes in estimates totaling $3.9 million. The majority of these reversals related to the third quarter 2000 restructuring charge related to the United Kingdom-based operations of the card issuing services segment. The change in estimate resulted primarily from pension obligations associated with severed employees being less than anticipated.

Impairments

The following describes the asset impairment charges by segment:

•	An $11.3 million charge for the emerging payments segment’s capitalized software development costs. The impairment resulted from the second quarter 2002 decision to cease SurePay business-to-business platform development efforts. During 2003, SurePay’s operations were ceased and its remaining assets were transferred to the merchant services segment.

•	A $16.5 million charge for the card issuing services segment related to capitalized contract costs associated with a customer that announced it would no longer accept its private-label credit cards at its merchant businesses as a result of the customer’s financial difficulties.

Litigation and regulatory settlements

The Company recorded $41.0 million in litigation and regulatory settlement charges in its payment services segment. Of these charges $30.0 million related to the anticipated settlements of various class action lawsuits pertaining to the Company’s money transfer business, including plaintiffs’ legal fees and other outside administrative costs. The additional $11.0 million related to an $8.0 million settlement with the New York State Banking Department and a $3.0 million settlement with the U.S. Treasury Department over alleged infractions of certain regulations related to Western Union’s money transfer business.

Interest expense

Interest expense decreased by 3% to $107.1 million which was attributable to a 10% decline in the average interest rate partially offset by an increase in average debt balances.

Investment gains and losses, net

The table below details the investment gains realized and losses incurred during the years ended December 31, 2003 and 2002. Investments were written-down to fair value based on quoted market prices for public companies and for privately held companies by considering market conditions, offering prices, trends of earnings/losses, price multiples, financial position, new financing or other measures.

	Year ended December 31,
Gains/(Losses) (in millions):	2003	2002
Write down of investments related to e-commerce businesses	$(6.0)	$(6.4)
Gain (loss) on sale of investments and dividend income	(0.7)	—
Write down of an investment related to the card issuing services segment	—	(2.5)
Gain on sale of a portion of the Company’s investment in CheckFree Corporation	—	9.6

Net investment gains and (losses)	$(6.7)	$0.7

Divestitures, net

In 2003 the Company reversed $6.8 million of divestiture accruals related to the divestitures of certain companies acquired as part of the 1995 merger with First Financial Management Corporation (“FFMC”). The reversal related to the passage of time related to certain exposures. Additionally, the Company paid approximately $7.5 million in connection with the resolution of the issues involved in the investigation by the Office of Inspector General of the District of Columbia of alleged overpayments to Medicaid recipients by a former FFMC subsidiary. The payment was applied against the corresponding divestiture accrual.

The Company reversed $4.2 million, net of divestiture accruals in 2002 related primarily to Investor Services Group and TransPoint LLC (“TransPoint”), due to the passage of certain contractual indemnification provisions and the release of amounts previously held in escrow. Investor Services Group was divested in the fourth quarter of 1999 and TransPoint was merged with CheckFree in the fourth quarter of 2000.

Income taxes

FDC’s effective tax rates on pretax income from continuing operations were 25.0% and 25.5% for the years ended December 31, 2003 and 2002 respectively. The calculation of the effective tax rate includes equity earnings in affiliates and minority interest in pretax income. The majority of minority interest and equity earnings relate to entities that are considered pass-through entities for income tax purposes. The reduction of the effective tax rate for 2003 compared to 2002 resulted primarily from the expiration of a statutory examination period for a prior tax year. The completion of the acquisition of Concord in 2004 will increase the effective tax rate of the combined company in excess of FDC’s historical effective tax rate due to, among other potential factors, FDC’s tax exempt investment income representing a lesser portion of the combined company’s pretax income.

Minority interest

The majority of the increase in minority interest expense for 2003 is attributable to increased income related to consolidated merchant alliances and less minority benefit recognized due to lower impairment charges related to the emerging payments segment.

Equity earnings in affiliates

The increase in equity earnings in affiliates for the period is attributable to increased revenue and profit as a result of increased transaction volumes of certain merchant alliances.

Diluted earnings per share

Diluted earnings per share from continuing operations increased 16%, or $0.26, to $1.86 for 2003 from $1.60 per share in 2002. The increase is attributable to increases in net income resulting from items discussed above, and to a lesser extent, the reduction in weighted-average shares outstanding.

Segment Results

Operating segments are defined by Statement of Financial Accounting Standard (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”) as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. FDC’s CODM is its Executive Committee, which consists of the Company’s Chairman and Chief Executive Officer, Executive Vice Presidents and certain other senior executives. FDC classifies its businesses into four segments: payment services, merchant services, card issuing services, and emerging payments. The operating segments are reviewed separately below because each operating segment represents a strategic business unit that generally offers different products and serves different markets.

As discussed above, NYCE’s operations are being treated as discontinued operations. All periods were restated for the merchant services and card issuing segments to properly reflect these operations as discontinued.

The business segment measurements provided to, and evaluated by, the Company’s CODM are computed in accordance with the following principles:

•	The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

•	Segment revenue includes interest income, equity earnings in affiliates and intersegment revenue.

•	A majority of corporate overhead is allocated to the segments based on a percentage of the segments’ revenues.

•	Segment operating profit includes interest income, minority interest and equity earnings in affiliates net of related amortization expense.

•	Segment operating profit excludes restructuring charges, asset impairment charges, significant litigation and regulatory settlement charges, interest expense, investment gains and losses, business divestiture gains and losses and income taxes since they are not allocated to the segments for internal evaluation purposes. While these items are identifiable to the business segments, they are not included in the measurement of segment operating profit provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation.

•	Revenues and operating profit of the payment services segment are stated on a pretax equivalent basis (i.e., as if investment earnings on nontaxable investments were fully taxable at FDC’s marginal tax rate).

Payment Services Segment Results

	2003	% of Segment Revenue	2002	% of Segment Revenue	Change
					Amount	%
	(in millions)
Revenues:
Transaction and processing service fees	$3,283.6	90%	$2,868.4	90%	$415.2	14%
Investment income, net (a)	354.1	10%	299.2	10%	54.9	18%
Other revenues	18.8	—	14.2	—	4.6	32%

Total revenue	$3,656.5	100%	$3,181.8	100%	$474.7	15%

Operating profit (a)	$1,232.2		$1,047.9		$184.3	18%
Operating margin	34%		33%		1 pt
Key indicators:
Consumer-to-consumer money transfer transactions (b)	81.0		67.8		13.2	19%
Branded consumer-to-business transactions (c)	134.0		119.3		14.7	12%

(a)	For segment reporting purposes, payment services presents investment income and operating profit on a pretax equivalent basis (i.e., as if investment earnings on settlement assets, which are substantially all nontaxable, were fully taxable at FDC’s marginal tax rate). The revenue and operating profit impact of this presentation is eliminated in consolidation.
(b)	Consumer-to-consumer money transfer transactions include North America and international consumer money transfer services.
(c)	Branded consumer-to-business transactions include Quick Collect, EasyPay, PhonePay, Paymap’s Just-in-Time and Equity Accelerator services, and E Commerce Group’s SpeedPay transactions directly processed by E Commerce Group. Amounts include transactions for E Commerce Group and Paymap as if they were consolidated subsidiaries for all periods presented to provide a more meaningful comparison.

Transaction and processing service fee revenue

Western Union money transfer transactions, classified as either consumer-to-consumer or consumer-to-business, generated approximately 90% and 89% of the payment services segment’s transaction and processing service fee revenues for 2003 and 2002, respectively. Western Union money transfer revenues increased 16% on a reported basis, and 12% assuming a constant exchange ratio between the euro and the U.S. dollar.

Consumer-to-consumer

Transaction and processing service fee revenue from consumer-to-consumer transactions increased 18% in 2003, 13% adjusted for the euro. This compares to 16% growth in 2002 on both a reported and euro adjusted basis. These revenues were driven by growth in consumer-to-consumer transactions of 19%, 22% and 25% in 2003, 2002 and 2001, respectively. The main driver of consumer-to-consumer Western Union money transfer revenue growth is international money transfer transactions and the resulting revenues which include U.S. outbound transactions destined for foreign countries other than Mexico and Canada. Western Union international money transfer revenue increased 24% in 2003 on a reported basis which benefited by approximately $100 million from the euro. In 2002 international revenue grew 25% on a reported basis and 24% adjusted for the euro. The associated international transactions grew 25%, 32% and 43% in 2003, 2002 and 2001, respectively.

Key drivers of the Western Union consumer-to-consumer money transfer revenue growth are both the international and Mexico money transfer businesses. These two businesses added more than 12.1 million, 10.9 million and 9.5 million incremental transactions in 2003, 2002 and 2001, respectively. The table below presents the components of money transfer revenues as a percentage of total money transfer revenue:

	Year Ended December 31,
	2003	2002	2001
Consumer-to-consumer:
International	56%	52%	50%
Domestic (including Canada)	19%	21%	23%
Mexico	7%	7%	9%
Consumer-to-business (including branded consumer-to-business)	18%	20%	18%

	100%	100%	100%

The above table demonstrates the increasing importance of international money transfer revenue to the segment results. The reduction in international transaction growth rates was offset by strong growth in Mexico. In 2003, transaction growth to Mexico increased 22% compared to 14% in 2002. The strong growth in Mexico is due to strong consumer demand for the next-day service product, which is supported by the Western Union brand and solid distribution network in both the United States and Mexico. Domestic money transfer transaction growth was slightly less in 2003 compared to 2002 as new compliance initiatives may have impacted the business. In 2003, North America same store transaction sales growth was 14% compared to 13% in 2002. In addition, the trends related to consumer-to-consumer revenue per transaction, excluding the impact of the strong euro, have been relatively consistent during the last two years in spite of strong competition, particularly for transfers from the United States to Latin America.

The increase in international and Mexico transactions was caused in part by the growth in the agent locations, maturing locations and targeted ethnic locations. Agent locations grew to 182,000, which represents an increase of 21% over 2002 and continues the trend of high agent location growth of 26% in 2002 and 19% in 2001. Most new agent locations only marginally contribute to revenue growth in the year of establishment since, for example, it typically takes three to five years for an international location to mature. Most of the transaction and revenue growth is coming from more mature locations added over the last several years. The Company believes that the new locations continue to create a strong base that supports future growth as they mature. In

2003, nearly 1,000 new ethnic locations were added to the U.S. network providing an immediate impact to international transactions. In less than 12 months of service, these agents added more than 800,000 new international transactions, or 2% of international transaction growth. Transaction ramp up and growth rates from these agents are typically higher than network averages.

In addition to the strategies listed above, Western Union’s revenue growth is driven by its worldwide network of “corridors” – country-to-country money-transfer pairs. Within these corridors, immigration patterns, new regulations, changing economic conditions, the geo-political environment, competition and other factors can impact both transactions and revenues. In the last two to three years, revenues and transaction growth were negatively impacted (although not significantly) by political and economic climates in certain South America and Middle East countries as well as the closure of Western Union’s agent in South Africa. Although these situations had a negative impact, performance of individual countries typically does not materially affect the Company’s performance. During 2003, 49 of Western Union International’s top 50 countries had positive transaction growth.

Consumer-to-business

Branded consumer-to-business revenue represented approximately 97% of total consumer-to-business revenue for the year ended December 31, 2003. Branded consumer-to-business transactions grew 12% in 2003. Transactions for 2003 and 2002 include E Commerce Group and Paymap as if they were consolidated subsidiaries as of January 1, 2001, to provide a more meaningful comparison.

The growth in the branded consumer-to-business market was driven by strong selling and marketing efforts and by the diversification of product offerings through the acquisitions of E Commerce Group and Paymap. E Commerce Group transactions in 2003 increased more than 30% over prior year. Overall growth in total consumer-to-business transactions and revenues were impacted negatively by consumers switching from traditional cash products, including those provided by Quick Collect, to more convenient, price competitive products, such as those offered by Paymap and E Commerce Group. Western Union is well positioned to support the shift in consumer behavior by providing a full portfolio of electronic payment options. Excluding Quick Collect, transaction growth in Western Union’s remaining consumer-to-business products remain strong, with branded consumer-to-business transaction growth at 19% in 2003.

Investment Income

The increase in investment income in 2003 is due to several factors; investment revenue growing marginally as lower yields on certain investments were more than offset by higher investable balances, lower commissions paid to selling agents due to lower interest rates, and realized gains of $138.2 million in 2003, compared to $65.6 million in 2002, on the liquidation of certain portfolio investments. Partially offsetting the increases in investment income were realized losses on derivative instruments used to hedge commissions paid to selling agents. The investment portfolio balance is driven largely from sales of official checks by selling agents. The average investment portfolio balance grew 13% for 2003 due to mortgage refinancing balances driven by low interest rates and newly converted business. The payments services segment reports investment income and operating profit on a pretax equivalent basis (i.e., as if investment earnings on settlement assets, which are substantially all non-taxable, were fully taxable at FDC’s marginal tax rate). The impact of reporting segment revenue and operating profit on this basis is eliminated in consolidation.

Operating Profit

Payment services operating profit (on a pretax equivalent basis) increased 18% due to the transaction and processing service fee and investment income growth described above. These improvements were partially offset by increased agent commissions commensurate with revenue growth, increased spending on regulatory compliance, and increased investment in advertising and marketing expenses.

Merchant Services Segment Results

	2003	% of Segment Revenue	2002	% of Segment Revenue	Change
					Amount	%
	(in millions)
Revenues: (b)
Transaction and processing service fees	$1,998.5	67%	$1,790.4	68%	$208.1	12%
Check verification and guarantee services	389.2	13%	375.6	14%	13.6	4%
Product sales and other	384.8	13%	274.9	11%	109.9	40%
Equity earnings in affiliates	170.2	6%	141.8	5%	28.4	20%
Other revenue	48.0	1%	50.2	2%	(2.2)	(4)%

	$2,990.7	100%	$2,632.9	100%	$357.8	14%

Operating profit(b)	$806.7		$715.7		$91.0	13%
Operating margin(b)	27%		27%		—	—
Key indicators:(b)
North America merchant dollar volume (billions) (a)	$664.7		$547.8		$116.9	21%
North America merchant transactions (millions) (a)	12,216.2		9,901.4		2,314.8	23%

(a)	North America merchant dollar volume includes VISA and MasterCard credit and debit (signature and PIN-based) at point-of-sale. North America merchant transactions include VISA and MasterCard credit and debit (signature and PIN-based) at point-of-sale and processed-only customer transactions.
(b)	Amounts have been restated to exclude the discontinued operations of the NYCE business.

Transaction and processing revenue

Transaction and processing service fee growth was driven by growth in both the dollar volume and number of transactions processed. These increases result from increased usage, new merchant signings, strong growth in the debit market (both signature and PIN-based), the debit card enabling of existing merchants, and the impact of acquisitions. The focus on expanding debit processing, new vertical markets and related products has led to both new merchant signings and increased volumes with some of the segment’s largest merchants.

Core merchant businesses, consisting of FDMS (including equity earnings from merchant alliances) and PayPoint, accounted for 86% of total transaction and processing service fee revenue and equity earnings for the segment. Revenue, including equity earnings, from these core businesses grew 15% from 2002. PayPoint, acquired in August 2002, contributed approximately 4% for 2003 to the core transaction and processing service fee and equity earnings growth for the segment between the first of the year and the anniversary date of the acquisition. The revenue growth from acquisitions is enhanced due to the integration of such acquisitions into FDC’s infrastructure from the date of acquisition. Without the benefit of the PayPoint acquisition and other smaller strategic acquisitions before their respective anniversary date, the core merchant business growth in transaction and processing service fees and equity earnings was approximately 8% in 2003. Revenue growth on this same basis, and excluding the consolidation of Wells, Wachovia and Huntington, was 9% in 2002. Dollar volume and transaction growth trends driving the revenue discussed above were as follows:

	2003	2002	2001
North America merchant dollar volume	21%	13%	8%
North America merchant transactions	23%	14%	9%

Revenue growth does not follow the transaction trend because of price compression of 3% to 5% each year, the mix of the merchant base and the mix of card transaction types. The industry has seen a shift in the use of PIN-based debit cards from credit, signature debit, checks, and cash. The use of both PIN-based and signature debit cards accounted for 29% of industry volumes in 2003, up from 21% in 2002 based on the August 2003 Nilson report. The Company has experienced a similar trend in the mix of transactions. PIN-based debit transactions have been the fastest growing type of transaction, which along with the price compression and mix of merchants, accounts for the disparity between revenue and transaction growth.

The Company expects these trends to continue. Excluding acquisitions, transaction growth continued to be fueled by penetration into debit markets, resulting from both new merchant signings and debit enabling of existing customers and overall increased consumer spending. The acquisition of Concord and its STAR network is anticipated to further enhance the percentage of PIN-based debit transactions in the Company’s mix of card transaction processing growth experienced over the last several years.

Check verification and guarantee services revenue

The check verification and guarantee services revenue increase in 2003 was attributable to growth in the Electronic Check Acceptance® service (“ECA®”) product, offset by declines in the paper check verification and guarantee volumes from the loss of a major retailer in 2003, as well as the first quarter 2003 effect of adopting Financial Accounting Standards Board (“FASB”) Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The continued decline in paper check guarantee and verification is a direct result of the increased trend by consumers to utilize debit cards at the point-of-sale as discussed above.

Under FIN 45, the Company is required to defer revenue in the amount of the fair value of check guarantees until the settlement or expiration of the check guarantee for transactions occurring subsequent to December 31, 2002. The initial adoption reduced revenue and operating profit by $5.2 million for the first quarter of 2003. FIN 45 had minimal impact for the remainder of the year and will have minimal impact in future periods, assuming no dramatic change in check guarantee volumes.

Product sales and other revenue

The increase in product sales and other revenues in 2003 was attributable to a $50.8 million gain from the sale of a Domestic Agent Bank portfolio, a $20.3 million gain on the sale of a merchant portfolio related to the termination of a merchant alliance and sales of merchant POS terminals by TeleCash, which was acquired in March 2003. During 2002, a similar gain on the sale of a merchant portfolio of $15 million was recorded, as well as contract termination fees of $5 million. The purchase and sale of merchant contracts is an ordinary element of the Company’s merchant services business as is the movement of merchant contracts between the Company and its merchant alliances. The Company or a merchant alliance may purchase or sell a portfolio of contracts outright. Other times a partner may purchase the Company’s interest in a merchant alliance. This gives the partner 100% ownership in the underlying merchant contracts as compared to a partial interest in a joint venture alliance that owns the contracts. Other times the formation of a merchant alliance involves the sale of an interest in a portfolio of the Company’s merchant contracts to the joint venture partner for cash. Management considers these transactions to be in the ordinary course of managing the Company’s business, and therefore, the gains from selling these revenue-generating assets are included within the product sales and other component of revenues.

Equity earnings in affiliates

The increase in equity earnings in affiliates for the period is attributable to increased revenue and profit as a result of increased transaction volumes of certain merchant alliances for similar reasons discussed above for transaction and processing revenues. The nature of the transactions and trends are consistent with those discussed above in “Transactions and processing revenue.”

Operating profit

The increase in operating profit is reflective of increased dollar volume and transactions, the impact of the items discussed above related to the gains on sales of merchant portfolios, and increased earnings from equity alliances. Margins were impacted negatively by integration costs related to the pending Concord merger and the investments in enhanced product offerings and international expansion.

Card Issuing Services Segment Results

	2003	% of Segment Revenue	2002	% of Segment Revenue	Change
					Amount	%
	(in millions)
Revenues: (a)
Transaction and processing service fees	$1,339.2	66%	$1,304.8	68%	$34.4	3%
Professional services	50.1	2%	64.8	3%	(14.7)	(23)%
Reimbursable postage and other	617.2	30%	521.4	27%	95.8	18%
Other revenue	30.1	2%	26.3	2%	3.8	14%

	$2,036.6	100%	$1,917.3	100%	$119.3	6%

Operating profit (a)	$305.8		$372.2		$(66.4)	(18)%
Operating margin (a)	15%		19%		(4) pts

Key indicators:
Card accounts on file (in millions)

Domestic	316.6		298.0		18.6	6%
International	31.2		27.2		4.0	15%

Total	347.8		325.2		22.6	7%

(a)	Amounts have been restated to exclude the discontinued operations of the NYCE business.

Transaction and processing revenue

The increase in transaction and processing service fees in 2003 was attributable to the continued conversion of card accounts; product penetration with existing customers; the Active acquisition in Europe; and increased signing of international business, which was partially offset by a decline in revenue and accounts on file in the subprime business, the Citi bankcard deconversion, and the shutdown of First Consumers National Bank. The Company converted approximately 36 million accounts during 2003 and has a pipeline of approximately 70 million accounts, most of which are retail. The pipeline is scheduled to be converted by the end of 2004.

As noted previously, the mix in the types of accounts on file impacts revenue growth, with retail accounts and debit accounts not generating as much revenue per account as bankcard accounts. The trend of accounts toward retail, as shown below, is expected to continue into the near future since most of the accounts in the pipeline are retail accounts and Bank One’s bankcard accounts are scheduled to deconvert in the third and fourth quarters of 2004.

	2003	2002	2001
Bankcard	48%	58%	59%
Retail	34%	25%	24%
Signature debit	18%	17%	17%

Revenue per account on file for retail and debit was 26% and 40%, respectively, of bankcard accounts on file for 2003 and, as previously discussed, the retail revenue per account is expected to decrease in 2004. This decrease is due to the expected changes in both bankcard client mix and retail client mix towards larger customers and product usage from 2003 to 2004.

As noted above, transaction and processing revenue growth was affected adversely by a general deterioration of the subprime business, with the top six subprime card issuing customers accounting for approximately 7% and 10% of card issuing services revenue for 2003 and 2002, respectively. Through 2001, the Company experienced strong growth in the subprime business. Although it continues to service customers that are growing despite these conditions, the Company experienced an approximate 20% decline in revenue from this business in 2003. Furthermore, heightened regulatory requirements (including increased capital and reserve requirements), material increases in delinquencies and charged off accounts and general economic conditions will constrain the ability of many subprime issuers to maintain their existing account base in the near term.

Professional service revenue

Professional service revenues are comprised of custom programming services provided mostly to existing customers. The decrease is attributable to a decline in custom programming requests from certain VisionPLUS customers.

Reimbursable postage and other revenue

The increase in reimbursable postage and other is attributable to a June 2002 increase in postage rates and increased mailing volumes.

Operating profit

Operating profit continued to be impacted adversely by pricing pressures, deterioration of subprime issuers and account deconversions. Additional decreases resulted from lost business related to the discontinued business of First Consumers National Bank, favorable resolution of a contract issue in 2002 and certain investments in the business. Offsetting these items are internal growth from existing clients, new print/mail and plastics business and account conversions.

The decline in margins resulted from the items impacting operating profit mentioned above. Additionally, investments in the business, including the resulting amortization from the redesign of the North American card processing system completed early in the year, and the increase in reimbursable postage and other revenue at a zero margin have caused decreases in margins.

The Company expects 2004 margins to be approximately the same as 2003. During the third quarter 2003, card issuing services completed a significant restructuring to streamline its domestic operations and realign its operating expenses to address declines in segment revenues. Cost savings associated with the restructuring are expected to be approximately $23 million on an annual basis.

Emerging Payments Segment Results

	2003	% of Segment Revenue	2002	% of Segment Revenue	Change
					Amount		%
	(in millions)
Revenues:
Transaction and processing service fees	$78.2	52%	$72.5	49%	$5.7		8%
Professional services	44.2	29%	41.5	28%	2.7		7%
Software licensing and maintenance	27.7	18%	31.5	21%	(3.8)		(12)%
Other revenue	1.3	1%	1.7	2%	(0.4)		(24)%

	$151.4	100%	$147.2	100%	$4.2		3%

Operating loss	$(18.7)		$(16.6)		$(2.1)		(13)%
Operating margin	(12)%		(11)%		(1	) pt

Transaction and processing revenue

The increase in transaction and processing service fees for 2003 results from increased transaction volume at govONE and the acquisition of GovConnect in April 2002.

Professional services revenue

The increase in professional services revenue results from the acquisitions of GovConnect and FSI.

Software and licensing maintenance revenue

The decrease in software and licensing maintenance revenue in 2003 is due to a decrease in software sales at Encorus from its existing product line as Encorus focuses on development of a new software product. This decrease is partially offset by growth in software and licensing maintenance revenue at Velosant and GovConnect.

Operating profit

Operating losses increased due to the effort of developing the Velosant and Encorus product offerings and related operations. In the third and fourth quarter 2003 and during the first quarter of 2004, the segment took measures to reduce operating costs at Velosant and Encorus.

All Other and Corporate

	2003	% of Segment Revenue	2002	% of Segment Revenue	Change
					Amount	%
	(in millions)
Revenues:
Transaction and processing service fees	$77.2	94%	$86.4	95%	$(9.2)	(11)%
Professional services	3.1	4%	2.7	3%	0.4	15%
Other revenue	1.7	2%	2.0	2%	(0.3)	(15)%

	$82.0	100%	$91.1	100%	$(9.1)	(10)%

Operating loss	$(101.6)		$(72.6)		$(29.0)	(40)%

Transaction and processing revenue

The decline in transaction and processing service fees is attributable to a decrease in volume with existing clients at Teleservices and First Data Voice Services.

Operating profit

The increase in the operating loss is attributable to the decline in revenue and profitability at Teleservices and First Data Voice Services, an increase in spending for certain corporate initiatives, Concord integration costs, pension expense and legal fees.

The Company has recognized integration costs of $9.8 million in 2003 in the Consolidated Statements of Income related to the pending merger with Concord. These costs primarily represent direct personnel costs associated with preparing for the combination of Concord and FDC operations. Integration costs will increase significantly upon completion of the merger. As of December 31, 2003, $32.6 million of direct transaction costs, such as legal, accounting and investment banking fees, were incurred and recorded in other assets in the Consolidated Balance Sheets.

2002 Compared with 2001

Consolidated Results

		% of Total Revenue	2001	% of Total Revenue	Change
	2002				Amount	%
	(in millions)
Revenues:
Transaction and processing service fees	$6,445.1	86%	$5,652.4	86%	$792.7	14%
Investment income, net	97.3	1%	86.5	1%	10.8	12%
Professional services	115.5	2%	71.2	1%	44.3	62%
Software licensing and maintenance	62.9	—	23.4	—	39.5	169%
Product sales and other	275.3	4%	315.7	5%	(40.4)	(13)%
Reimbursable postage and other	506.5	7%	453.0	7%	53.5	12%

	$7,502.6	100%	$6,602.2	100%	$900.4	14%

Expenses:
Cost of services	$3,728.8	50%	$3,584.7	54%	$144.1	4%
Cost of products sold	189.5	3%	157.2	2%	32.3	21%
Selling, general and administrative	1,270.5	17%	1,073.1	16%	197.4	18%
Reimbursable postage and other	506.5	7%	453.0	7%	53.5	12%
Other operating expenses, net	73.9	—	35.5	1%	38.4	108%

	$5,769.2	77%	$5,303.5	80%	$465.7	9%

Operating revenues overview

Total revenues increased due to the strength of the payment services and merchant services segments which was partially mitigated by a decline in revenue in the card issuing services segment and all other and corporate.

•

The increase in transaction and processing service fees is attributable to growth in consumer-to-consumer transactions of 22%, branded consumer-to-business transactions of 21%, North America merchant dollar volume growth of 13%, and North America merchant transaction volume growth of 14% in 2002.

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

•	The investment income growth of 12% was attributable to a significant increase in average investable balances in 2002, lower short-term rates, which resulted in lower commissions paid to selling agents and incremental realized net gains on the liquidation of certain portfolio investments, partially offset by lower yields on certain investments and realized losses on derivative instruments used to hedge commissions paid to selling agents.

•	The growth in professional services revenue was driven by consulting services of GovConnect, Inc. which was acquired in April 2002 and contributed $34.9 million, and PaySys International, Inc. (“PaySys”), which was acquired in April 2001 and contributed an incremental $9.7 million.

•	The increase in software licensing and maintenance revenue was attributable due to Taxware, PaySys and Encorus, which incrementally contributed $13.5 million, $11.9 million and $10.5 million, respectively, over prior year results. Taxware International, Inc. (“Taxware”), PaySys and Encorus were acquired in August 2001, April 2001 and November 2001, respectively.

•	The decrease in product sales and other revenues was attributable to incentive payments of $58.1 million received in 2001 related to a previously formed merchant alliance, contract termination fees of $36.8 million received in 2001 and revenue from a divested business of $7.9 million in 2001. No incentive payments were received in 2002 and termination fees were $5 million. These declines were partially offset by an increase of $43.1 million in sales and leasing of products, mainly point-of-sale devices by TASQ Technology (“TASQ”) (acquired in March 2001), a $15.0 million gain from the sale of a small merchant alliance portfolio and an increase in royalty income of $7.1 million.

•	The increase in reimbursable postage and other revenue and the offsetting expense was attributable to volume increases and a postage rate increase in the second quarter of 2002. In January 2002, the Company adopted Emerging Issues Task Force (“EITF”) 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket Expenses’ Incurred,” (“EITF 01-14”) which requires that reimbursements received for “out-of-pocket” expenses be characterized as revenue.

Operating expenses overview

•	Cost of services as a percentage of service revenues (transaction and processing service fees and professional services) decreased approximately 6 percentage points on a reported basis and approximately 4 percentage points on a pro forma basis. The pro forma results noted in the preceding sentence, and throughout the rest of this discussion and analysis, represent 2001 reported amounts adjusted for the impact of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which resulted in the elimination of goodwill amortization effective January 1, 2002. The increase in the dollar amount of cost of services resulted from growth in core businesses, business acquisitions and an increase in agent commissions. The decrease as a percentage of revenue related to focused expense management, cost reduction initiatives implemented in late 2001 and into 2002, and continued Six Sigma initiatives. Additionally, the retroactive consolidation of three merchant alliances back to January 1, 2002 increased cost of services for the year ended December 31, 2002, as a higher percentage of the alliances costs are processing related versus selling, general and administrative, thereby increasing the dollar amount of cost of services.

•	The increase in cost of products sold for 2002 relates to the increase in sales of the Company’s POS devices, merchant services terminal leasing and software licensing and maintenance. The acquisition of TASQ in March of 2001 and an increased number of merchant services terminal lease signings contributed to the significant increase.

•	The increase in selling, general and administrative expenses during 2002 relates to the impact of business acquisitions, increased spending on specific corporate initiatives and an increase in advertising expenditures. As a percentage of total revenue, selling, general and administrative expenses increased approximately 0.6 percentage points to 16.9%.

Other operating expenses, net

Other operating expenses related to restructuring charges, asset impairment charges and litigation and regulatory settlements totaled $73.9 million and $35.5 million in 2002 and 2001, respectively. See detailed information related below.

2002 Activities

Refer to the comparison of 2003 to 2002 for discussion of other operating expenses by segment.

2001 Activities

	Pretax Benefit/(Charge)
Year ended December 31, 2001	Payment Services	Merchant Services	Card Issuing Services	Emerging Payments	All Other and Corporate	Totals
	(in millions)
Restructuring charges	$(8.8)	$(12.2)	$(2.8)	$(1.8)	$(1.9)	$(27.5)
Restructuring accrual reversals	0.6	1.7	3.9	—	0.5	6.7
Impairments	(11.2)	(0.4)	(1.1)	—	(2.0)	(14.7)

Total pretax charge, net of reversals	$(19.4)	$(10.9)	$—	$(1.8)	$(3.4)	$(35.5)

Restructuring charges

The restructuring charges were comprised of severance totaling $24.7 million and $2.8 million related to lease termination losses and a customer contract. Severance charges resulted from the termination of 790 employees, representing all levels of employees and approximately 3% of the Company’s workforce. The following describes the nature and timing of the restructuring plans by segment:

•	Payment services restructuring charges related to the discontinuance of the Payment Card Solutions and SkyTeller operations, consolidation of international support functions and transition of a Mexico call center and operations support to a third-party provider. The payment services restructuring plans were completed in the second quarter of 2002.

•	Merchant services charges related to closing facilities in Nashville, Tennessee; Louisville, Kentucky; Belmont, California; Reston, Virginia; and Lakewood, Ohio to eliminate job redundancies related to front-end system support, relationship management and quality assurance. The merchant services restructuring plan was completed in the third quarter of 2001. In addition, TeleCheck restructured under new management and eliminated management positions at several levels within the organization. The restructuring plans were completed in the second and fourth quarters of 2001. Finally, gaming call center services were transitioned to a single facility, which was completed in the fourth quarter of 2001.

•	Card issuing services restructuring charges related to the closure of a facility and terminations associated with converting certain debit operations to the NYCE platform and other department reorganizations. The card issuing restructuring plans were completed in the first quarter of 2002.

•	Emerging payments charges related to a reduction in force for the SurePay business to adjust its employee base to match the slower-than-expected participation in the business-to-business exchange marketplace.

•	All other and corporate charges related to consolidating corporate functions to the Denver office and elimination of redundant functions. The all other and corporate restructuring plans were completed in the third quarter 2001.

Reversal of restructuring accruals

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

Impairments

The Company recorded asset impairment charges of $14.7 million. The following describes the nature of the impairment charges by segment:

•	A payment services related charge of $11.2 million relating to goodwill and other assets associated with the discontinuance of the SkyTeller service offering.

•	A merchant services related charge for $0.4 million related to fixed assets associated with the facility closures discussed in the restructurings above.

•	A card issuing services related charge of $1.1 million related to a $0.8 million software impairment, as well as fixed assets associated with the card issuing facility closures discussed in restructurings above.

•	An all other and corporate impairment charge of $2.0 million related to internally developed software due to functionality acquired through the acquisition of Achex in the third quarter of 2001.

Interest Expense

Interest expense decreased 5% to $110.8 million for 2002 from $117.1 million for 2001. The decrease was attributable to the average interest rate decreasing 0.8 percentage points, offset by an 18% increase in the average total debt balance.

Investment gains and losses, net

The table below details the investment gains realized and losses incurred during the year ended December 31, 2001. Investments were written down to fair value based on quoted market prices for public companies and for privately held companies by considering market conditions, offering prices, trends of earnings/losses, price multiples, financial position, new financing or other measures.

(Losses) (in millions):	Year ended December 31, 2001
Write down of investments related to e-commerce businesses	$(32.2)
Write down of an investment in Excite@Home	(9.2)
Write down of an investment in CheckFree in the all other and corporate segment	(142.8)

Net investment losses	$(184.2)

Divestitures, net

The Company sold a small technology solutions company and an in-store branch banking business in January and August 2001, respectively. There was no gain or loss realized on these sales in 2001.

The Company discontinued a collection business, which resulted in a pretax loss of $11.4 million in June 2001 relating to the closure. A summary of the charges is as follows:

(Losses) (in millions):	Year ended December 31, 2001
Employee severance	$(4.1)
Facility exit costs	(2.6)
Asset impairment charge	(4.7)

Pretax loss	$(11.4)

In 2001 the Company released prior period divestiture reserves of $39.6 million related primarily to Investor Services Group due to the passage of certain contractual indemnification provisions. Investor Services Group was divested in the fourth quarter of 1999.

Income taxes

FDC’s effective tax rate from continuing operations for 2002 was 25.5%, compared with 2001’s reported rate of 27.6% and pro forma rate of 26.2%. The calculation of the effective tax rate includes equity earnings in affiliates and minority interest in pretax income. Minority interest relates primarily to entities that are considered pass-through entities for income tax purposes. The decrease in the effective tax rate is primarily attributable to changes in various permanent items including an increase in tax-exempt interest income related to an increase in settlement assets and related tax-exempt portfolio, and the utilization of certain tax attribute carryforwards.

Minority interest

The increase in minority interest expense in 2002 is attributable to the consolidation of three merchant services alliances retroactive to January 1, 2002 discussed below.

Equity earnings in affiliates

The decrease in equity earnings in affiliates in 2002 is also attributable to the retroactive consolidation of the three merchant services alliances discussed below.

Cumulative effect of a change in accounting principle

The $2.7 million cumulative effect of a change in accounting principle in the first quarter of 2001 related to the Company’s adoption of SFAS No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” for its derivative and hedging activities.

Diluted earnings per share

Diluted earnings per share (“EPS”) increased 46% to $1.61 from 2001 reported EPS of $1.10 and 29% from 2001 proforma EPS of $1.25. The increase is due to the items noted above and, to a lesser extent, the purchase of treasury stock.

Segment Results

In 2001, two businesses were divested, a collection business included in merchant services and an in-store branch banking business included in all other and corporate. 2001 operations of the businesses were moved to the divested businesses line in the segment presentation.

Payment Services Segment Results

	2002	% of Segment Revenue	2001	% of Segment Revenue	Change
					Amount	%
	(in millions)
Revenues:
Transaction and processing service fees	$2,868.4	90%	$2,459.8	91%	$408.6	17%
Investment income, net (a)	299.2	10%	236.5	9%	62.7	27%
Other revenues	14.2	—	9.4	—	4.8	51%

Total revenue	$3,181.8	100%	$2,705.7	100%	$476.1	18%

Operating profit	$1,047.9		$818.1		$229.8	28%
Operating margin	33%		30%		3 pts
Pro forma operating profit*	$1,047.9		$861.2		$186.7	22%
Pro forma operating margin	33%		32%		1 pt

Key indicators:
Consumer-to-consumer money transfer transactions (b)	67.8		55.8		12.0	22%
Branded consumer-to-business transactions (c)	119.3		98.5		20.8	21%

(a)	For segment reporting purposes, payment services reports investment income and operating profit on a pretax equivalent basis (i.e., as if investment earnings on settlement assets, which are substantially all nontaxable, were fully taxable at FDC’s marginal tax rate). The revenue and operating profit impact of this presentation is eliminated upon consolidation.
(b)	Consumer-to-consumer money transfer transactions include North America and International consumer money transfer services.
(c)	Branded consumer-to-business transactions include Quick Collect, EasyPay, PhonePay, Paymap’s Just-in-Time and Equity Accelerator services, and E Commerce Group’s SpeedPay transactions directly processed by E Commerce Group. Amounts include transactions for E Commerce Group and Paymap as if they were consolidated subsidiaries for all periods presented to provide a more meaningful comparison.

* Throughout segment results pro forma operating profit for 2001 reflects reported operating profit without goodwill amortization in accordance with SFAS 142.

Transaction and processing service fee revenue

Transaction and processing service fee revenue improvement was driven primarily by total Western Union worldwide money transfer transaction growth, including both consumer-to-consumer and consumer-to-business transactions.

Consumer-to-consumer and consumer-to-business—Money transfer transactions generated approximately 80% of the segment’s revenues for 2002 and 2001. International money transfer revenue includes U.S. outbound transactions destined for foreign countries other than Mexico.

	Year ended December 31,
	2002	2001
Consumer-to-consumer:
International	52%	50%
Domestic (including Canada)	21%	23%
Mexico	7%	9%
Consumer-to-business (including branded consumer-to-business)	20%	18%

Consumer-to-consumer

Consumer-to-consumer money transfer revenues account for approximately 80% of the total money transfer revenues. International money transfers drove much of this growth. Revenue for international money transfers (a transfer either sent to or received from an international location other than Mexico and Canada) grew 25% (24% adjusted for the euro) with transaction growth of 32% for 2002 compared with 2001. There was no significant effect on the segment revenue growth rate from currency fluctuations for the year. International money transfer revenue represented approximately 40% of the total payment services segment revenue for 2002 and 2001.

The increase in transactions is enhanced by the growth in the agent base, which increased 26% over 2001, to approximately 151,000 worldwide agent locations. The Western Union pipeline of locations signed and scheduled for installation before year-end 2003 was approximately 23,000. Much of this pipeline related to signings in China and India.

Western Union’s revenue growth is driven by its worldwide network of roughly 15,000 “corridors” – country-to-country money-transfer pairs. Within these corridors, immigration patterns, new regulations, changing economic conditions, the geo-political environment, competition and other factors can impact both transactions and revenues. In 2002, revenues and transaction growth were negatively impacted by political and economic climates in Western Europe, Argentina, Venezuela and the Middle East as well as the closure of Western Union’s agent in South Africa. Although these situations had a negative impact, performance of individual countries typically does not materially affect the Company’s performance. Of Western Union International’s top 50 countries, 49 and 48 of the countries had positive transaction and revenue growth, respectively, in 2002.

Consumer-to-business

Branded consumer-to-business revenue represented the vast majority of total consumer-to-business revenue for the year ended December 31, 2002.

Branded consumer-to-business transactions grew 21% in 2002 to 119.3 million transactions compared to 98.5 million transactions in 2001. Transactions for 2002 and 2001 include E Commerce Group and Paymap as if they were consolidated subsidiaries as of January 1, 2001, to provide a more meaningful comparison. The growth in this market was driven by strong selling and marketing efforts and by the diversification of product offerings through the acquisitions of E Commerce Group and Paymap.

Investment Income

The increase in investment income in 2002 is due to average investable balances growing 21%, lower short-term rates, which resulted in lower commissions paid to selling agents, and realized gains of $65.6 million in 2002, compared to $34.5 million in 2001, on the liquidation of certain portfolio investments. These benefits were offset by lower yields on certain investments and realized losses on derivative instruments used to hedge commissions paid to selling agents. The investment portfolio balance is driven largely from sales of official checks by selling agents. Payment services reports investment income and operating profit on a pretax equivalent basis (i.e., as if investment earnings on settlement assets, which are substantially all nontaxable, were fully taxable at FDC’s marginal tax rate). As discussed above, the impact of reporting segment revenue and operating profit on this basis is eliminated in consolidation.

Operating Profit

Operating profit (on a pretax equivalent basis) increased due to the transaction and processing service fee and investment income growth described above, along with focused expense management, Six Sigma initiatives and other expense reductions, which have helped to improve margins, partially offset by price reductions in certain markets and increased promotional and advertising spending.

As more fully explained in “Business Developments” above, the Company reached an $8.0 million settlement with the New York State Banking Department and a $3.0 million settlement with the U.S. Department of Treasury over alleged non-compliance with certain regulations related to Western Union’s money transfer business. These settlements are included as a charge against operating profit of the consolidated Company but not in the results of the segment discussed above.

Merchant Services Segment Results

	2002	% of Segment Revenue	2001	% of Segment Revenue	Change
					Amount	%
	(in millions)
Revenues: (b)
Transaction and processing service fees	$1,790.4	68%	$1,347.4	61%	$443.0	33%
Check verification and guarantee services	375.6	14%	342.1	15%	33.5	10%
Product sales and other	274.9	11%	263.2	12%	11.7	4%
Equity earnings in affiliates	141.8	5%	222.7	10%	(80.9)	(36)%
Other revenue	50.2	2%	35.0	2%	15.2	43%

	$2,632.9	100%	$2,210.4	100%	$422.5	19%

Operating profit (b)	$715.7		$583.1		$132.6	23%
Operating margin (b)	27%		26%		1 pt
Pro forma operating profit (b)	$715.7		$657.3		$58.4	9%
Pro forma operating margin (b)	27%		30%		(3) pts

Key indicators:
North America merchant dollar volume (billions) (a) (b)	$547.8		$485.6		$62.2	13%
North America merchant transactions (millions) (a) (b)	9,901.4		8,691.9		1,209.5	14%

(a)	North America merchant dollar volume includes VISA and MasterCard credit and debit (signature and PIN-based) at point-of-sale. North America merchant transactions include VISA and MasterCard credit and debit (signature and PIN-based) transactions at point-of-sale, and processed-only customer transactions.
(b)	Amounts have been restated to exclude the discontinued operations of the NYCE business.

Merchant services revenue growth for 2002 was attributable to strong transaction and volume growth in the merchant acquiring business through strong sales efforts of the merchant alliances. The check verification and guarantee business also continued to show growth during the year. On top of the strong operating performance, a significant amount of the growth resulted from the consolidation of three merchant alliances discussed below and the integration of 2002 and 2001 acquisitions.

Transaction and processing service fee revenue

Transaction and processing service fee growth was driven by growth in both the dollar volume and number of transactions processed, including strong growth in the PIN-based debit market, business acquisitions and the consolidation of three merchant alliances described below. The focus on expanding debit processing, new vertical markets and related products has directly led to both new merchant signings and increased volumes with some of the segment’s largest merchants. The addition of PayPoint enhanced this strategic focus by bringing significant new merchant relationships and new products to FDC in these markets.

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

Core merchant businesses, consisting of FDMS (including equity earnings from merchant alliances) and PayPoint, accounted for 84% of total transaction and processing service fee revenue and equity earnings for the segment. Revenue, including equity earnings, from these core businesses grew 28% from 2001. The consolidation of the three merchant alliances contributed 14% to the transaction and processing service fee revenue and equity earnings growth. The SunTrust alliance, which was formed in March 2002, and PayPoint, acquired in August 2002, combined, contributed approximately another 5% to the core transaction and processing service fee and equity earnings growth. The revenue growth from acquisitions is enhanced due to the integration of such acquisitions into FDC’s infrastructure from the date of acquisition. Without the benefit of the alliance consolidations and acquisitions, the core merchant business growth in transaction and processing service fees and equity earnings was approximately 9% in 2002.

Check verification and guarantee services revenue

Check verification and guarantee services revenue growth in 2002 was attributable equally to growth in the ECA product and the additional revenue from the acquisition of ICS in April of 2002. These increases were offset by a slight decline in the paper check verification and guarantee activity.

Product sales and other revenues

The increase in product sales and other revenues in 2002 was attributable to a $42.8 million increase in the sales and leasing of products due largely to the March 2001 acquisition of TASQ, a $15.0 million gain from the sale of a small merchant alliance portfolio, a $5.0 million contract termination fee and a $7.1 million increase in royalty income, partially offset by $58.1 million of 2001 incentive payments related to a previously formed merchant alliance. See discussion of the nature of merchant portfolio sales in the 2003 discussion of results of operations.

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

Equity earnings in affiliates

The decrease in equity earnings in affiliates in 2002 is attributable primarily to the previously discussed consolidation of three merchant services alliances during the current year.

Operating profit

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

Card Issuing Services Segment Results

	2002	% of Segment Revenue	2001	% of Segment Revenue	Change
					Amount	%
	(in millions)
Revenues: (a)
Transaction and processing service fees	$1,304.8	68%	$1,382.6	70%	$(77.8)	(6)%
Professional services	64.8	3%	55.8	3%	9.0	16%
Reimbursable postage and other	521.4	27%	466.6	24%	54.8	12%
Other revenue	26.3	2%	54.8	3%	(28.5)	(52)%

	$1,917.3	100%	$1,959.8	100%	$(42.5)	(2)%

Operating profit (a)	$372.2		$346.2		$26.0	8%
Operating margin (a)	19%		18%		1 pt
Pro forma operating profit (a)	$372.2		$365.6		$6.6	2%
Pro forma operating margin (a)	19%		19%		—

Key indicators:
Card accounts on file (in millions)

Domestic	298.0		294.2		3.8	1%
International	27.2		18.0		9.2	51%

Total	325.2		312.2		13.0	4%

(a)	Amounts have been restated to exclude the discontinued operations of the NYCE business.

Overall revenues decreased in 2002 due to the carryover of certain 2001 price concessions, deconversions and continued price compression. Such pricing items were partially offset by the conversion of new accounts in the second half of the year. In addition, the termination fees received in 2001 had a negative impact on revenue growth for 2002.

Transaction and processing service fee revenue

The decrease in transaction and processing service fees in 2002 was attributable to the factors noted above and deterioration in internal growth in the subprime market, partially offset by the current year increase in card accounts on file.

The top six subprime customers accounted for approximately 10% of card issuing services revenue in 2002. Historically, the Company has experienced strong growth in this market. Although it continues to service customers that are growing despite these conditions, the Company experienced negative growth in this market in 2002. Furthermore, heightened regulatory requirements (including increased capital and reserve requirements), material increases in delinquencies and charged off accounts and general economic conditions will constrain the ability of many customers in this market to maintain their existing account base in the near term.

Professional service revenues

Professional service revenues are comprised of custom programming services. The increase in 2002 was attributable to the acquisition of PaySys in April 2001, which accounted for a $9.7 million increase.

Reimbursable postage and other revenue

The increase in reimbursable postage and other is attributable to increased postage rates and mailing volumes.

Other revenue

The decrease in other revenue is primarily attributable to contract termination fees of $36.8 million in 2001.

Operating profit

The operating profit increase for the card issuing services segment was driven by operational improvements including focused expense management, Six Sigma initiatives, productivity improvements and other expense reductions, which helped improve margins. Additionally, the favorable resolution of a contract issue and increased capitalization of software development costs, offset by the impact of contract termination fees received in 2001 and additional 2002 expenses related to the system redesign, led to a net operating profit increase. The increase in the capitalization of software development costs is attributable to the Company reaching the capitalization phase of the North American card processing system redesign. The Company’s capital expenditures for this system redesign were in line with the previously disclosed 3% to 5% of segment revenue (excluding reimbursable postage and other). In the future, operating margins may be adversely affected due to the gross up of reimbursable expenses according to EITF 01-14 as the Company signs new contracts in the print/mail and plastics business.

Emerging Payments Segment Results

	2002	% of Segment Revenue	2001	% of Segment Revenue	Change
					Amount	%
	(in millions)
Revenues:
Transaction and processing service fees	$72.5	49%	$71.4	79%	$1.1	2%
Professional services	41.5	28%	6.2	7%	35.3	569%
Software licensing and maintenance	31.5	21%	6.0	7%	25.5	425%
Other revenue	1.7	2%	7.2	7%	(5.5)	(76)%

	$147.2	100%	$90.8	100%	$56.4	62%

Operating loss	$(16.6)		$(11.8)		$(4.8)	(41)%
Operating margin	(11)%		(13)%		2 pts
Pro forma operating loss	$(16.6)		$(11.5)		$(5.1)	(44)%
Pro forma operating margin	(11)%		(13)%		2 pts

Transaction and processing revenue

Transaction and processing service fees remained relatively consistent for 2002 due to govONE’s core tax payment processing operations.

Professional service revenue

The increase in professional services revenue in 2002 was due to the acquisition of GovConnect in April 2002.

Software licensing and maintenance revenue

The increase in software licensing and maintenance revenue in 2002 was attributable to the acquisitions of Taxware and Encorus, acquired in August 2001 and November 2001, respectively.

Operating profit

The segment’s increase in operating losses primarily reflects the product development efforts within Encorus.

All Other and Corporate

	2002	% of Segment Revenue	2001	% of Segment Revenue	Change
					Amount	%
	(in millions)
Revenues:
Transaction and processing service fees	$86.4	95%	$89.1	84%	$(2.7)	(3)%
Professional services	2.7	3%	2.7	2%	0.0	0%
Other revenue	2.0	2%	14.6	14%	(12.6)	(86)%

	$91.1	100%	$106.4	100%	$(15.3)	(14)%

Operating loss	$(72.6)		$(40.8)		$(31.8)	(78)%
Pro forma operating loss	$(72.6)		$(40.9)		$(31.7)	(78)%

Transaction and processing service fee revenue

Transaction and processing service fees slightly declined in 2002 as a result of lost business and a decrease in volume with existing clients at Teleservices and First Data Voice Services.

Operating profit

The increase in the operating loss mainly is attributable to increased spending on certain corporate initiatives, increased headcount, a decline in revenue noted above and a decline in interest income.

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

FDC’s business is somewhat insulated from economic fluctuations due to recurring service revenues from long-term relationships. Merchant services segment revenues are driven largely by the number of transactions (and, to a lesser degree, dollar volumes) processed by the Company; therefore, this segment is the least insulated from economic slowdowns. Continued softness in consumer spending could negatively impact the financial performance of this segment. Counterbalancing this negative impact is consumers’ increased use of credit, debit and stored-value cards in place of cash and checks, although decreased use of checks could negatively affect TeleCheck’s business. Other trends in consumer spending, along with changes in the mix of merchant customers, can have an effect on the Company’s merchant services business. For example, a significant increase in the number or dollar volume of transactions processed by the segment for large, national merchants could reduce the Company’s profit margins. An economic slowdown also might cause an increase in merchant credit deterioration that could pose a further financial risk for this segment. The Company actively monitors merchant credit status and manages merchant credit risk pursuant to established policies and procedures, which include obtaining collateral from certain merchants. Any future catastrophic event could impact merchant credit quality, transaction volumes and/or revenue.

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

Payment services also manages an investment portfolio associated with its settlement assets. These investments are of a fiduciary nature and are managed under the tight constraints of state banking regulations, which require that these assets be invested in high-quality investments carrying a single A or better credit rating from S&P or Moody’s. Periodically, the Company’s Investment Committee will review the quality of the portfolio taking into account any potential effect of a weakening economy. The Company will sell certain investments to reposition the profile of the portfolio as it pertains to attributes such as credit quality, sector and asset/liability management objectives. At December 31, 2003 99% of the payment services investable balance was invested in AA or above-rated securities.

Portions of the Company’s businesses are seasonal. FDC’s revenues and earnings are favorably affected by increased card and check volume during the holiday shopping period in fourth quarter and, to a lesser extent, during the back-to-school buying period in third quarter.

Capital Resources and Liquidity

The Company’s sources of liquidity during 2003 were cash generated from operating activities and proceeds from the July issuance of long-term debt. Proceeds from the issuance of long-term debt were used, in part, to repay the outstanding commercial paper balance. The Company believes its current level of cash and short-term financing capabilities along with future cash flows from operations are sufficient to meet the needs of its existing businesses. The Company may, from time to time, seek longer-term financing, as it did in the third quarter of 2003, to support additional cash needs or to reduce short-term borrowings. The Company filed a $1.8 billion shelf registration during the second quarter of 2003. On July 30, 2003 the Company issued $1.0 billion of five and ten year notes under the shelf registration. The shelf registration and subsequent debt issuance are discussed in Cash Flows from Financing Activities from continuing operations below. The following discussion highlights the Company’s cash flow activities from continuing operations during the years ended December 31, 2003, 2002 and 2001.

The Company and Concord entered into a merger agreement, dated as of April 1, 2003, and amended as of December 14, 2003, that will, subject to Concord shareholder approval on February 26, 2004, result in Concord becoming a wholly owned subsidiary of the Company in a transaction to be accounted for using the purchase method of accounting. This transaction will be an all-stock transaction valued at approximately $7 billion. Pursuant to the amended merger agreement, FDC has agreed to exchange 0.365 FDC common shares for every Concord common share. Upon completion of the merger FDC will issue approximately 170 million common shares to Concord shareholders. The Company is expecting cash outlays of approximately $150.0 million during 2004 for the restructuring and integration charges related to the Concord merger. Concord’s cash flows from operations are expected to finance the cost of the synergies, as well as provide an additional source of liquidity.

Cash and Cash Equivalents

Highly liquid investments (other than those included in settlement assets) with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates market value. At December 31, 2003 and 2002, the Company held $839.8 million and $790.4 million in cash and cash equivalents, respectively. ATM operating cash included in cash and cash equivalents at December 31, 2002 was $233.4 million. Effective December 2003, ATM operating cash was funded by a third party.

Excluded from cash and cash equivalents at December 31, 2003 and 2002 was $283.0 million and $160.5 million of regulatory required investments in connection with the money transfer operations and $100.0 million and $70.0 million, respectively, of required investments in connection with the Company’s First Financial Bank. The increase of $30.0 million in investments related to merchant card settlement operations results from VISA rules effective March 2003 that increased the minimum capital requirements for certain banks. Also excluded from cash and cash equivalents were escrow funds of $39.4 million and $27.7 million at December 31, 2003 and 2002, respectively. The escrowed funds primarily relate to installment payments on acquisitions and a money transfer litigation settlement. Amounts excluded from cash and cash equivalents are included in “other assets” in the Consolidated Balance Sheets.

Cash and cash equivalents held outside of the U.S. at December 31, 2003 and 2002 was $121.7 million and $53.0 million, respectively.

Cash Flows from Operating Activities from Continuing Operations

	Year ended December 31,
Source/(use) (in millions)	2003	2002	2001
Net income	$1,394.0	$1,232.2	$868.7
Depreciation and amortization	569.3	523.2	631.4
Other non-cash items and charges, net	88.3	108.4	199.5
Working capital items	(94.0)	24.9	(299.3)

Net cash provided by operating activities from continuing operations	$1,957.6	$1,888.7	$1,400.3

The Company uses the cash flow from operating activities to reinvest in the business. The Company also uses this cash flow to make strategic acquisitions and to meet capital structure needs such as purchasing treasury shares or reducing outstanding debt or payment of dividends. The changes in these balance sheet line items primarily are attributable to acquisitions made in the current year as well as operating activities.

The increase in depreciation and amortization expense from 2002 to 2003 is due to a $24.7 million increase resulting from acquisitions, increases in capitalized property, plant and equipment and capitalized payments to secure customer contracts and systems development costs. The decrease in amortization expense from 2001 to 2002 is due to ceasing the amortization of goodwill in 2002 in accordance with SFAS 142.

The decrease in restructuring, litigation, impairments, investment gains and losses and divestitures of $22.0 million in 2003 and $130.5 million in 2002 from the previous year, was partially offset by an increase in other non-cash charges of $1.9 million in 2003 and $39.5 million in 2002. The other non-cash items are primarily comprised of undistributed equity earnings in affiliates and minority interest.

Working capital items include “accounts receivable”, “other assets” and “accounts payable and other liabilities” in the Consolidated Balance Sheets. Accounts receivable was a use of $70.5 million in 2003, a use of $146.3 million in 2002, and a use of $56.4 million in 2001. The change between years are a result of the timing of collections compared to billings. The decreased use of cash from accounts payable and other liabilities results from timing of payments for vendor invoices and the funding of pension obligations. The decreased source of cash from income taxes results from increased estimated tax payments made in the current year compared to 2002. Income tax payments were $416.0 million in 2003, $98.0 million in 2002 and $270.7 million in 2001. The payments were lower in 2002 due to higher tax benefits associated with exercise of stock options recorded directly to equity for 2002 and an overpayment of 2001 tax applied to the 2002 tax liability, which resulted in lower estimated tax payments in 2002.

Cash Flows from Investing Activities from Continuing Operations

	Year Ended December 31,
Source/(use) (in millions)	2003	2002	2001
Current year acquisitions, net of cash acquired	$(130.9)	$(624.9)	$(981.2)
Payments related to other businesses previously acquired	(44.6)	(208.1)	(32.9)
Additions to property and equipment, net	(161.6)	(206.5)	(184.0)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(228.6)	(193.7)	(178.0)
Other investing activities	(61.5)	81.5	(151.1)

Net cash used in investing activities from continuing operations	$(627.2)	$(1,151.7)	$(1,527.2)

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

	Year Ended December 31,
	2003	2002	2001
	(in millions)
Customer contracts	$100.4	$42.8	$60.4
Conversion costs	52.5	36.2	38.8
Systems development	68.6	114.2	78.2
Other intangible assets	7.1	0.5	0.6

Subtotal	228.6	193.7	178.0
Property and equipment	161.6	206.5	184.0

Total amount capitalized	$390.2	$400.2	$362.0

The increase in amounts capitalized for customer contracts relates to initial contract payments in the payments services and card issuing segments. The increase in conversion costs relates to the card issuing services segment. The decrease in systems development expenditures results from amounts capitalized in 2002 related to the redesign of the North American card processing system, which was completed in the first quarter of 2003. Amounts capitalized for property and equipment relate to land purchased for construction of a new facility for the merchant services segment, as well as expenditures for electronic data processing equipment and other equipment, including terminals and production equipment. Capital expenditures are funded through cash flows from operating activities.

Overall, FDC’s operating cash flow exceeded its investing activities associated with the capital expenditures noted above by $1,567.4 million in 2003, $1,488.5 million in 2002 and $1,038.3 million in 2001. These cash sources contributed to funds utilized for payments related to businesses previously acquired, business acquisitions and treasury stock purchases.

The Company finances acquisitions through a combination of internally generated funds and short-term commercial paper borrowings. The Company believes that its cash flow from operations together with other available sources of funds will be adequate to meet its funding requirements.

In 2003, the Company focused its acquisition efforts on the Concord merger which was announced on April 2, 2003 and is expected to close shortly after the Concord shareholder vote on February 26, 2004. The Company once again is actively pursuing opportunities that strategically fit into the business. The Company continues to make investments overseas to help build the Company’s presence internationally. Additionally, the Company continues to manage its portfolio of businesses and evaluate the possible divestiture of businesses that do not match its long-term growth objectives.

Acquisitions made during 2003 include TeleCash for approximately $121.4 million in cash, the purchase of four merchant portfolios and four other acquisitions for $35.8 million.

On December 22, 2003, the Company announced it signed and entered into a Merger Implementation Agreement to acquire 100% of Cashcard Australia Limited, a provider of ATM services in the Australian marketplace. The transaction remains subject to Cashcard shareholder and judicial approval, as well as satisfaction of other closing conditions. The transaction will allow for FDC’s entry into the fast growing Australian merchant ATM deployment market. The transaction will create opportunities for FDC and Cashcard clients, expanding the delivery of services such as credit and debit POS processing, deployment of merchant ATM’s, check authorization and money transfer. In February 2004, the Australian Competition and Consumer Commission notified the Company that it would not oppose the acquisition. The Company anticipates closing the transaction in the second quarter of 2004.

Acquisitions made during 2002 include PayPoint for $250.9 million, merchant alliances and portfolio acquisitions of $146.1 million, Paymap for $82.0 million, E Commerce Group for $71.2 million, GovConnect for $47.5 million, International Check Services for $29.2 million and six other acquisitions for $46.3 million.

Acquisitions made during 2001 include NYCE for $353.1 million, Cardservice International, Inc. for $282.5 million (of which $123.8 million was payable in 2002), TASQ for $176.1 million, PaySys for $135.7 million, FEXCO for $65.0 million, TAXWARE for $39.6 million, Achex, Inc. for $32.0 million, BidPay.com, Inc. for $27.0 million, Encorus for $21.3 million and eight other acquisitions for $31.0 million.

During the year ended December 31, 2003, payments related to other businesses previously acquired primarily included $54.4 million for contingent consideration offset by $10.6 million receipt of escrow cash related to a 2001 acquisition.

The 2002 payments for prior year acquisitions primarily included $123.8 million payment of a promissory note associated with the December 2001 acquisition of Cardservice International, a $42.1 million payment to increase a merchant alliance investment as a result of a merchant portfolio purchase and $33.5 million in contingent consideration payments.

Payments related to businesses previously acquired in 2001 related to contingent payments. During 2001, $52.9 million was paid in the form of FDC common stock.

The use of cash in 2003 for other investing activities relates primarily to increases in regulatory/restricted cash balances of $158.2 million, $80.8 million in proceeds from the sale of merchant portfolios, $32.6 million of Concord acquisition expenses, $10.3 million in proceeds from the sale of a portion of the Company’s interest in the Nihon Card Processing Co. Ltd. joint venture and $38.9 million in proceeds from the sale of a corporate investment.

The source of cash in 2002 from other investing activities primarily includes an increase in regulatory/restricted cash balances of $45.0 million offset by $52.6 million of proceeds from the maturity of corporate investments, $52.0 million in proceeds from the sale of the Company’s investment in CheckFree stock and $20.4 million of proceeds from the sale of a merchant portfolio.

The use of cash in 2001 from other investing activities relates to a change in regulatory/restricted cash offset by the purchase of investments.

Cash Flows from Financing Activities from Continuing Operations

	Year Ended December 31,
Source/(use) (in millions)	2003	2002	2001
Short-term borrowings, net	$(349.8)	$76.6	$(573.4)
Principal payments on long-term debt	(236.9)	(14.7)	(91.1)
Proceeds from issuance of long-term debt	992.6	—	1,839.3
Proceeds from issuance of common stock	197.4	206.4	251.2
Purchase of treasury shares	(1,825.0)	(849.1)	(1,318.5)
Proceeds from issuance of subsidiary stock	—	—	22.2
Cash dividends	(59.3)	(45.4)	(31.2)

Net cash (used in)/provided by financing activities from continuing operations	$(1,281.0)	$(626.2)	$98.5

The Company’s financing activities include net proceeds and cash outlays related to the issuance and paydown of commercial paper, as well as other long-term debt and capital leases. There was no commercial paper balance outstanding as of December 31, 2003 compared to $349.9 million as of December 31, 2002. Commercial paper was used to meet short-term liquidity needs and was paid down with the proceeds from the third quarter issuance of long-term debt.

FDC has remaining available short-term borrowing authorization of approximately $1.7 billion at December 31, 2003 under the Company’s credit facility backed $1.1 billion commercial paper program, $300 million extendable commercial note program and $250 million in uncommitted bank credit lines.

A change in one of the Company’s credit ratings could result in higher borrowing rates for its commercial paper program and any future debt issuances. The Company closely monitors the factors that influence such ratings and works with the respective credit rating agencies to maintain its credit ratings. The Company’s credit ratings remain at A1 for Moody’s and A+ for Standard and Poor’s. The Company also has entered into debt agreements that require the Company to maintain a minimum interest coverage ratio of 2.5 to 1 and satisfy certain other restrictive covenants. The Company’s current interest coverage ratio is approximately 18.5 to 1. The Company expects to continue to comply with all of its debt covenants. The issuance of additional equity in the Concord transaction in 2004 may allow the Company to issue additional debt without a negative impact on its credit ratings.

In April 2003, the Company’s $200 million 6 5/8% medium-term note reached maturity and the Company repaid the principal balance. The remaining principal payments relate to payments on capital leases and other notes payable.

During the second quarter of 2003, the Company filed a $1.8 billion shelf registration providing for the issuance of debt and equity securities. In addition, the Company had $200 million remaining available under a first quarter 2001 shelf registration. On July 30, 2003, the Company issued $500 million of 3.375% senior notes due August 1, 2008 and $500 million of 4.7% senior notes due August 1, 2013 under these shelf registrations. The $992.6 million of net proceeds from this offering were used to repay a portion of outstanding commercial paper, repurchase the Company’s common stock and for general corporate purposes. In conjunction with the debt offering, the Company entered into five and ten-year interest rate swaps with notional amounts of $250 million each to receive interest at the coupon rate of the debt and to pay interest at a variable rate equal to LIBOR plus 0.03% and 0.20% respectively. The weighted average interest rate on the five and ten-year notes on December 31, 2003 was 2.4% and 3.1%, respectively. After the July 2003 debt issuance, $1 billion remained available under the shelf registration. The Company has another shelf registration providing for the issuance of approximately 10 million shares of the Company’s common stock in connection with certain types of acquisitions, of which approximately 10 million shares were available at December 31, 2003.

The Company’s financing activities in 2001 included the issuance of $542 million of 2% Senior Convertible Contingent Debt Securities due 2008 (“CODES”) which generated net cash proceeds of approximately $535 million. The securities are contingently convertible into approximately 13.2 million shares, at $40.95 a share, once certain conditions are satisfied based upon the trading price of the Company’s common stock at a premium and/or the CODES. On February 2, 2004, pursuant to its rights under the CODES agreement, the Company announced it would exercise its right to call the CODES on March 3, 2004. Bondholders will have the option of taking cash or common stock. In addition, during 2001, the Company issued $650 million of 4.70% Senior Notes due 2006 and $650 million of 5.625% Senior Notes due 2011, which generated $646 million and $644 million, respectively, of proceeds to the Company.

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

On February 2, 2004, the Company announced a $1 billion increase to the share repurchase program. Added to the Company’s remaining authorization, the additional authorization enables the Company to repurchase up to $1.1 billion of its outstanding common stock. The Company will continue to be aggressive and opportunistic in 2004 with the stock buyback program as long as the economics justify the use of cash and when allowable under applicable regulations.

The Company uses its cash flow to service debt obligations, reinvest in the business, make acquisitions, and repurchase stock. In anticipation of closing the Concord acquisition, the Company used cash to repurchase stock in order to reduce the dilutive effect of the shares to be issued. The Company was also unable to pursue other acquisition opportunities in 2003 as it was focused on the Concord acquisition.

The following table presents stock repurchase programs authorized by the Board of Directors from 2000 through 2003, disclosing total shares purchased under each program and the associated cost (in millions):

	Year Ended December 31,
	2003		2002		2001
	Shares	Cost	Shares (a)	Cost	Shares (a)	Cost
Share repurchase programs:
$1 billion, authorized May 2000	—	—	—	—	5.9	$163.5
$500 million, authorized December 2000	—	—	—	—	16.8	500.0
$700 million, authorized September 2001	—	—	14.1	$512.8	6.1	187.2
$500 million, authorized May 2002	11.5	$461.9	1.1	38.3	—	—
$1.145 billion, authorized May 2003	25.3	999.5	—	—	—	—

	36.8	$1,461.4	15.2	$551.1	28.8	$850.7
Treasury stock purchases related to employee benefit plans	9.7	363.6	7.7	298.0	14.6	467.8

Total stock repurchases	46.5	$1,825.0	22.9	$849.1	43.4	$1,318.5

(a)	Share amounts have been retroactively restated for all periods to reflect the impact of the stock split.

The increase in dividend payments results from the stock split that occurred in June 2002. The Company maintained the same per share dividend amount after the split, which resulted in the doubling of the aggregate dividends paid.

The Company has $55.0 million in outstanding letters of credit, of which approximately 100% expire in 2004, with a one-year renewal option. The letters of credit are held in connection with certain business combinations, lease arrangements, bankcard association agreements and agent settlement agreements. The Company expects to renew the letters of credit prior to expiration.

Significant non-cash transactions during 2003 include a $16.7 million convertible debenture that was converted into 0.91 million shares of common stock, as well as the exercise of a customer’s 1996 warrant to purchase 4.0 million shares, which resulted in the Company issuing 0.6 million shares under a cashless exercise provision for the incremental fair value between the exercise price and the market price. In addition, the Company entered into $18.8 million in capital lease agreements to finance the purchase of equipment and software.

Significant non-cash transactions in 2002 included a $33.3 million note that was converted into 1.83 million shares. In addition, the Company entered into $33.2 million of capital lease agreements in 2002 to finance the purchase of equipment and software.

There were no material non-cash transactions in 2001.

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

The acquisition of Concord in 2004 will provide additional cash flows from operations to meet short-term and long-term needs of the Company.

Off-Balance Sheet Arrangements

Other than facility and equipment leasing arrangements, the Company does not engage in off-balance sheet financing activities. During the second quarter of 2003, the Company restructured its synthetic operating lease arrangements (the “Restructured Leases”). The lessor in the Restructured Leases is an unaffiliated entity, which has as its sole member a publicly traded corporation. The Company does not believe the lessor is a variable interest entity, as defined in FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). In addition, the Company has verified that even, if the lessor was determined to be a variable interest entity, the Company would not have to consolidate the lessor nor the assets and liabilities associated with assets leased to the Company. This is because the Company’s assets do not exceed 50% of the total fair value of the lessor’s assets, excluding any assets that should be excluded from such calculation under FIN 46, nor did the lessor finance 95% or more of the leased balance with non-recourse debt, target equity or similar funding. Rent expense related to the synthetic operating leases was $2.0 million, $2.3 million and $6.8 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Contractual Obligations

The Company’s Contractual Obligations as of December 31, 2003 are as follows:

Contractual Obligations	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in millions)
Debt	$3,480.8	$637.2	$852.4	$846.8	$1,144.4
Capital lease obligations	46.1	21.9	24.1	0.1	—
Operating leases *	319.1	77.7	115.7	73.3	52.4
Purchase obligations (a):
Technology and telecommunications (b)	451.3	255.2	186.2	9.7	0.2
All other (c)	285.6	133.5	118.0	34.1	—
Other long-term liabilities	159.4	41.3	68.4	31.0	18.7

	$4,742.3	$1,166.8	$1,364.8	$995.0	$1,215.7

*	Does not include guaranteed residual value of $82.2 million associated with synthetic operating leases.
(a)	Many of the Company’s contracts contain clauses that allow the Company to terminate the contract with notice, and with or without a termination penalty. Termination penalties are generally an amount less than the original obligation. Certain contracts also have an automatic renewal clause if the Company does not provide written notification of its intent to terminate the contract. Obligations under certain contracts are usage-based and are, therefore, estimated in the above amounts. Historically, the Company has not had any significant defaults of its contractual obligations or incurred significant penalties for termination of its contractual obligations.
(b)	Technology and telecommunications includes obligations related to hardware purchases, software licenses, hardware and software maintenance and support, technical consulting services and telecommunications services.
(c)	Other includes obligations related to materials and data used in the card issuing services segment, non-technical contract services, facility security and maintenance and marketing promotions.

Critical Accounting Policies

Reserve for Merchant Credit Losses and Check Guarantees

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

During 2003, the Company adopted FIN 45. Under FIN 45, the Company’s obligation to stand ready to perform is minimal. The Company requires cash deposits, guarantees, letters of credit or other types of collateral by certain merchants to minimize its obligation. As of December 31, 2003 and December 31, 2002, the Company and its unconsolidated alliances had cash collateral of $503.7 million and $367.3 million, respectively. Collateral in the form of letters of credit amounted to $193.8 million and $73.7 million at December 31, 2003 and December 31, 2002, respectively. Collateral held by the Company is classified within “settlement obligations” on the Company’s Consolidated Balance Sheet. The Company also utilizes a number of systems and procedures to manage merchant risk. Despite these efforts, the Company historically has experienced some level of losses due to merchant defaults.

The Company’s contingent obligation under FIN 45 relates to imprecision in its estimates of required collateral and a provision for this obligation is recorded based on recent history of credit losses. The provision for this obligation is based primarily on historical experience and other relevant factors such as economic downturns or increases in merchant fraud. For the years ended December 31, 2003, 2002, and 2001 the Company and its unconsolidated alliances incurred aggregate merchant credit losses of $40.7 million, $39.8 million and $67.6 million, respectively, on total dollar volumes processed of $664.7 billion, $547.8 billion and $485.6 billion, respectively. Merchant credit losses attributable to the Company and its consolidated subsidiaries amounted to $32.1 million, $28.1 million and $15.9 million for the years ended December 31, 2003, 2002, and 2001, respectively. Such amounts are included in “cost of services” in the Company’s Consolidated Statements of Income.

The reserve recorded on the Company’s Consolidated Balance Sheets only relates to the business conducted by its consolidated subsidiaries. The reserve for unconsolidated alliances is recorded only in the alliances’ financial statements. The Company has not recorded any reserve for estimated losses in excess of reserves recorded by the unconsolidated alliances nor has the Company identified needs to do so. At December 31, 2003 and 2002, the Company and its consolidated and unconsolidated alliances had aggregate merchant credit loss reserves of $27.3 million and $27.2 million, respectively. The foregoing disclosure presents merchant credit loss reserves in the aggregate without regard to whether the reserves relate to merchant contracts held by entities consolidated by the Company or alliances accounted for under the equity method. The amounts of reserves attributable to entities consolidated by the Company were $19.4 million and $17.9 million at December 31, 2003 and 2002, respectively.

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

The majority of the TeleCheck business involves the guarantee of checks received by merchants for a period of 90 days from the check date. If the check is returned, TeleCheck is required to purchase the check from the merchant at its face value and pursue collection from the check writer. A provision for estimated check returns, net of anticipated recoveries, is recorded at the transaction inception based on recent history. At December 31, 2003 and 2002, the Company had accrued warranty and accrued recovery balances of $18.8 million and $59.5 million, and $22.9 million and $56.0 million, respectively. Accrued warranties are included in “accounts payable and other liabilities” and accrued recoveries are included in “accounts receivable” in the Consolidated Balance Sheets.

The adoption of FIN 45 resulted in the Company establishing an incremental liability (and deferring revenue) for the fair value of the check guarantee. The liability is relieved and revenue is recognized when the check clears, is presented to TeleCheck, or the guarantee period expires. The majority of the guarantees are typically settled within 10 days of the transaction and virtually all guarantees are settled within 30 days. An incremental liability of $5.2 million was recorded during the first quarter of 2003 and its balance was approximately $4.2 million at December 31, 2003. The aggregate face value of all checks guaranteed during the years ended December 31, 2003, 2002 and 2001 was $24.5 billion, $23.7 billion and $21.8 billion, of which $297.9 million, $287.7 million and $295.8 million, respectively, were returned to merchants and presented to TeleCheck. The net impact on operating income from warranty losses, net of recoveries from check writers was $64.3 million, $77.5 million and $75.8 million for the years ended December 31, 2003, 2002 and 2001, respectively. The maximum potential future payments under the guarantees was approximately $1.5 billion at December 31, 2003.

Derivative Financial Instruments

The Company uses derivative instruments primarily to hedge the risk associated with fluctuations in the short-term variable rate based commissions payable to official check agents primarily tied to the 3 month T-Bill, Federal Funds, 3 month and 1 month LIBOR rates. To a much lesser extent, the Company uses derivative instruments to hedge foreign exchange rate risk related to foreign currency denominated revenues and interest rate risk relating to certain fixed rate debt. As required, such instruments are reflected in the Company’s Consolidated Balance Sheets. These derivatives qualify for hedge accounting. The Company does not participate in speculative derivative trading. While the Company expects that its derivative instruments will continue to meet the conditions for hedge accounting, if hedges did not qualify as highly effective or if the Company did not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedging would be reflected in earnings. The Company does not believe it is exposed to more than a nominal amount of credit risk in its hedging activities, as the counter parties are established, well-capitalized financial institutions.

Capitalized Costs

FDC capitalizes initial payments for new contracts, contract renewals and conversion costs associated with customer contracts and system development costs. Capitalization of such costs is subject to strict accounting policy criteria and requires management judgment as to the appropriate time to initiate capitalization. Capitalization of initial payments for contracts and conversion costs only occurs when management is satisfied that such costs are recoverable through future operations, contractual minimums and/or penalties in case of early termination. Capitalization of internally developed software, primarily associated with operating platforms, occurs only upon management’s estimation that the likelihood of successful development and implementation reaches a probable level. Currently unforeseen circumstances in software development could require the Company to implement alternative plans with respect to a particular effort, which could result in the impairment of previously capitalized software development costs.

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

The Company had aggregate net book values for initial payments for contracts, conversion costs and software development of $227.8 million, $181.6 million and $184.5 million, respectively, at December 31, 2003 and $193.7 million, $182.8 million and $176.7 million, respectively, at December 31, 2002.

Investment Securities

The Company has investments in the equity securities of both public and private companies where it does not have the ability to exercise significant influence over the investee’s business. Investments in public companies and certain investment partnerships are carried at fair value based on quoted market prices with changes in fair value recorded through the “other comprehensive income” component of stockholders’ equity or for investment partnerships through investment income. Investments in private companies are recorded at cost.

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

At December 31, 2003 and 2002, the Company’s investments in equity securities of publicly traded and private companies were $119.1 million and $51.3 million, respectively and $113.1 million and $52.8 million, respectively. During 2003 and 2002, the Company recorded impairment charges and realized losses of $8.1 million and $8.9 million related to other than temporary declines in the fair value of its investments. The 2003 charges were partially offset by investment gains and dividend income of $1.4 million. These 2002 charges were offset by a gain of $9.6 million on the sale of shares of CheckFree common stock. The majority of the impairment charges were for investments in private companies, primarily investments of eONE in e-commerce businesses. During 2001, the Company recorded investment impairment charges of $184.2 million. The largest component of these charges, $142.8 million, related to the write-down of the Company’s investment in CheckFree. The rest of the charges related to the write- down of $9.2 million for the Company’s investment in Excite@Home and $32.2 million for investments in private companies, primarily investments of eONE in e-commerce businesses. These gains and losses are classified within the “investment gains and (losses)” caption in the Consolidated Statements of Income.

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

The eONE business was formed in November 2000 by the Company and iFormation Group. iFormation Group is a partnership of The Boston Consulting Group, General Atlantic Partners, LLC and the Goldman Sachs Group. At the time eONE was formed, the Company contributed assets having a fair value of approximately $360 million, iFormation Group contributed $120 million in cash, and the Company and iFormation also committed approximately $100 million in cash, proportionate to their ownership levels, for future business development. This commitment expired on November 15, 2003. The Company owns the majority of the outstanding equity of eONE. Henry C. Duques, James D. Robinson III, and Charles T. Russell, directors of the Company, are members of the Board of Directors of eONE. Garen K. Staglin, a director of the Company until his resignation on March 6, 2002, also is a director and Chief Executive Officer of eONE and the owner of 4,221,657 Class B Common Limited Partnership Interests in eONE. The Company and its subsidiaries are involved from time to time in transactions with eONE and its subsidiaries. The Oversight Committee of the Board of Directors reviews these transactions to confirm that procedures established by the Oversight Committee were followed. These procedures are intended to ensure that the transactions are commercially reasonable and fair to the Company.

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

New Accounting Pronouncements

FIN 46 was issued in January 2003 to address the consolidation issues around certain types of entities, including variable interest entities (“VIE”). FIN 46 requires a VIE to be consolidated if the Company’s variable interest (i.e., investment in the entity) will absorb a majority of the entity’s expected losses and/or residual returns if they occur. FIN 46 is applicable immediately to any VIE formed after January 31, 2003 and was originally applicable for the Company for existing entities in the third quarter 2003. The FASB deferred the implementation date until January 1, 2004 for special purpose entities and until March 31, 2004 for all other entities that existed prior to February 1, 2003. The Company has preliminarily completed its assessment of FIN 46, and does not believe its application will have a material effect on the Company’s financial position or results of operations.

Forward-Looking Statements

The Company has a long-term objective to achieve growth of 14%-17% in earnings per share and double digit growth in revenues. Acquisitions are an important part of the Company’s growth strategy and are included in the Company’s long-term objectives.

The Company expects to deliver earnings per share from continuing operations in 2004 in the range of $2.00 to $2.18. In connection with the Company’s earnings per share projection for 2004, management of the Company undertakes to update the projection at any time management has determined that the projection is materially inaccurate. The Company does not undertake to update, and does not intend to comment on, segment-level projections during the year.

All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties that could cause actual events or results to differ materially from those projected. Forward-looking statements can be identified by use of words such as “expect”, “estimate”, “project”, “forecast”, “anticipate”, “plan” and similar expressions. Important factors upon which the Company’s forward-looking statements are premised include: (a) no unanticipated developments that delay or negatively impact the integration of Concord EFS, Inc. according to the Company’s integration plans, including its plans to integrate IT systems, eliminate duplicative overhead and costs, and retain customers and critical employees; (b) receipt of Concord shareholder approval without any unexpected delay and no material deterioration in Concord’s business prior to closing; (c) the divestiture of NYCE Corporation within the time period allowed in the Company’s agreement with the Department of Justice on terms reasonable to the Company; (d) continued growth at rates approximating recent levels for card-based payment transactions, consumer money transfer transactions and other product markets; (e) successful conversions under service contracts with major clients; (f) renewal of material contracts in the Company’s business units consistent with past experience; (g) timely, successful and cost-effective implementation of processing systems to provide new products, improved functionality and increased efficiencies; (h) successful and timely integration of significant businesses and technologies acquired by the Company and realization of anticipated synergies; (i) continuing development and maintenance of appropriate business continuity plans for the Company’s processing systems based on the needs and risks relative to each such system; (j) absence of consolidation among client financial institutions or other client groups which has a significant impact on FDC client relationships and no material loss of business from significant customers of the Company; (k) achieving planned revenue growth throughout the Company, including in the merchant alliance program which involves several joint ventures not under the sole control of the Company and each of which acts independently of the others, and successful management of pricing pressures through cost efficiencies and other cost management initiatives; (l) successfully managing the credit and fraud risks in the Company’s business units and the merchant alliances, particularly in the context of the developing e-commerce markets; (m) anticipation of and response to technological changes, particularly with respect to e-commerce; (n) attracting and retaining qualified key employees; (o) no unanticipated changes in laws, regulations, credit card association rules or other industry standards affecting FDC’s businesses which require significant product redevelopment efforts, reduce the market for or value of its products or render products obsolete; (p) continuation of the existing interest rate environment so as to avoid increases in agent fees related to Payment Services’ products and increases in interest on the Company’s borrowings; (q) absence of significant changes in foreign exchange spreads on retail money transfer transactions, particularly in high-volume corridors, without a corresponding increase in volume or consumer fees; (r) continued political stability in countries in which Western Union has material operations; (s) implementation of Western Union agent agreements with governmental entities according to schedule and no interruption of relations with countries in which Western Union has or is implementing material agent agreements; (t) no unanticipated developments relating to previously disclosed lawsuits, investigations or similar matters; (u) no catastrophic events that could impact the Company’s or its major customer’s operating facilities, communication systems and technology or that has a material negative impact on current economic conditions or levels of consumer spending; (v) no material breach of security of any of our systems; and (w) successfully managing the potential both for patent protection and patent liability in the context of rapidly developing legal framework for expansive software patent protection.

Variations from these assumptions or failure to achieve these objectives could cause actual results to differ from those projected in the forward-looking statements. Due to the uncertainties inherent in forward-looking statements, readers are urged not to place undue reliance on these statements. Except for the undertaking to update the 2004 earnings per share projection discussed above, FDC undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events, or changes to projections over time.

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

A 10% proportionate increase in interest rates in 2004, as compared with the average level of interest rates in 2003, would result in a decrease to pre-tax income of approximately $8.2 million. Of this decrease, $1.3 million relates to expected investment positions, commissions paid to selling agents, growth in new business and the effects of swap agreements. The remaining $6.9 million decrease primarily relates to the Company’s expected balance of short-term variable rate commercial paper and variable interest rate debt. Conversely, a corresponding decrease in interest rates would result in a comparable improvement to pretax earnings. The 10% proportionate increase in interest rates discussed above is used to show the relative impact to a change in interest rates. Actual interest rates could change significantly more than 10%.

Foreign Currency Risk

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar as compared with foreign currencies, predominately the euro, the British pound and the Canadian and Australian dollar as a result of Western Union’s foreign currency denominated revenues and card issuing services foreign currency denominated revenue and foreign currency debt.

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

The Company utilizes foreign currency options, forward exchange contracts and currency swaps, which qualify as cash flow hedges to mitigate the cash flow or market value risks associated with foreign currency denominated transactions primarily due to the euro, Canadian dollar and Australian dollar. These are intended to offset the effect of exchange rate fluctuations on forecasted sales expected to occur over the next seven years and long-term debt that matures March 11, 2004. Gains and losses on the derivatives are intended to offset losses and gains on the hedged transactions in an effort to reduce the earnings volatility resulting from fluctuating foreign currency exchange rates.

Since the critical terms of the options, forward and swap contracts, and the hedged transactions are the same, the hedges are highly effective. Changes in the fair value of the options and forward contracts designated as hedging instruments of the variability of cash flows associated with foreign currency risk are generally reported in the “other comprehensive income” component of stockholders’ equity. These amounts subsequently are reclassified into revenue or expense in the same period in which the foreign currency transactions occur. Changes in the fair value of forward contracts designated as fair value hedges are recorded in earnings as are changes in fair value of the hedged item. As of December 31, 2003, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with foreign currency risk is seven years for revenues, although over 94% of the aggregate derivative notional amount expires within one year, and 3 months with respect to the long-term debt.

A uniform 10% strengthening or weakening in the value of the U.S. dollar relative to the currencies in which the Company’s revenues and profits are denominated would be immaterial to the Company’s financial position, results of operations and cash flows.

Regulatory

Western Union’s international agents have the responsibility to maintain all licenses necessary to provide money transfer services in their countries and to comply with all local rules, regulations and licensing requirements. These agents operate in more than 195 countries and territories, therefore, Western Union has limited exposure with respect to the business impact of regulatory noncompliance in any individual country. Approximately 75% of Western Union’s agents outside North America are banks or national post offices. In some countries, only fully licensed banks and the national post office are permitted to provide cross-border money transfer service to the general public.

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

In those few countries with significant foreign exchange controls, Western Union offers “inbound only” service and does not accept funds in these countries for remittance abroad.

Banking moratoriums have been very rare and, to date, they have not had an appreciable impact on Western Union’s business. When such a moratorium is imposed by a country, the Company may temporarily discontinue its services in that country.

Through its merchant alliances, FDMS holds an ownership interest in several competing merchant acquiring businesses while serving as the electronic processor for those businesses. In order to satisfy state and federal antitrust requirements, the Company actively maintains an antitrust compliance program.

ITEM 8.    FINANCIAL STATEMENT AND SUPPLEMENTARY DATA.

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

Report of Ernst & Young LLP Independent Auditors

The Stockholders and Board of Directors of First Data Corporation

We have audited the accompanying consolidated balance sheets of First Data Corporation as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Data Corporation at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company ceased amortizing goodwill in accordance with the requirements of Statement of Financial Accounting Standards No. 142.

Ernst & Young LLP

Denver, Colorado

February 2, 2004

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31,	2003	2002	2001
(in millions, except per share amounts)
Revenues:
Transaction and processing service fees:
Payment services	$3,249.9	$2,829.6	$2,416.7
Merchant services *	1,998.0	1,790.0	1,347.4
Check verification and guarantee services	389.2	375.6	342.1
Card issuing services	1,325.1	1,294.0	1,370.4
All other	144.1	155.9	175.8
Investment income, net	143.8	97.3	86.5
Professional services	102.9	115.5	71.2
Software licensing and maintenance	53.4	62.9	23.4
Product sales and other	385.5	275.3	315.7
Reimbursable postage and other	608.3	506.5	453.0

	8,400.2	7,502.6	6,602.2

Expenses:
Cost of services	4,235.1	3,728.8	3,584.7
Cost of products sold	204.4	189.5	157.2
Selling, general and administrative	1,375.0	1,270.5	1,073.1
Reimbursable postage and other	608.3	506.5	453.0
Other operating expenses:
Restructuring, net	27.9	5.1	20.8
Impairments	6.2	27.8	14.7
Litigation and regulatory settlements	5.0	41.0	—

	6,461.9	5,769.2	5,303.5

Operating profit	1,938.3	1,733.4	1,298.7

Other income (expense):
Interest income	7.5	5.0	26.4
Interest expense	(107.1)	(110.8)	(117.1)
Investment gains and (losses)	(6.7)	0.7	(184.2)
Divestitures, net	6.8	4.2	28.2

	(99.5)	(100.9)	(246.7)

Income before income taxes, minority interest, equity earnings in affiliates, discontinued operations and cumulative effect of a change in accounting principle	1,838.8	1,632.5	1,052.0

Income taxes	463.9	422.3	333.0
Minority interest	(119.6)	(96.6)	(31.5)
Equity earnings in affiliates	138.7	118.6	183.9

Income from continuing operations	1,394.0	1,232.2	871.4

Income from discontinued operations, net of taxes of $17.6, $9.9 and $3.8, respectively	14.7	5.7	3.2

Income before cumulative effect of a change in accounting principle	1,408.7	1,237.9	874.6
Cumulative effect of a change in accounting principle, net of $1.6 income tax benefit	—	—	(2.7)

Net income	$1,408.7	$1,237.9	$871.9

Earnings per share from continuing operations:
Basic	$1.89	$1.63	$1.12
Diluted	1.86	1.60	1.10
Earnings per share:
Basic	$1.91	$1.63	$1.12
Diluted	1.88	1.61	1.10
Weighted-average shares outstanding:
Basic	739.1	757.5	778.1
Diluted	749.2	771.8	795.0

*	Includes processing fees, administrative service fees and other fees charged to merchant alliances accounted for under the equity method of $181.8 million, $199.6 million and $262.7 million for the years ended December 31, 2003, 2002 and 2001, respectively.

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31,	2003	2002
(in millions)
ASSETS
Cash and cash equivalents	$839.8	$790.4
Settlement assets	15,119.3	16,688.5
Accounts receivable, net of allowance for doubtful accounts of $43.8 (2003) and $66.1 (2002)	1,524.9	1,385.5
Property and equipment, net of accumulated depreciation of $1,555.8 (2003) and $1,370.2 (2002)	692.3	740.3
Goodwill	3,731.0	3,549.1
Other intangibles, less accumulated amortization of $1,250.6 (2003) and $1,036.3 (2002)	1,394.0	1,382.3
Investment in affiliates	774.6	766.0
Other assets	1,006.4	816.5
Assets held for sale	503.3	472.6

Total Assets	$25,585.6	$26,591.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Settlement obligations	$14,833.2	$16,294.3
Accounts payable and other liabilities	2,993.6	2,897.2
Borrowings	3,575.0	3,134.5
Liabilities related to assets held for sale	136.5	108.9

Total Liabilities	21,538.3	22,434.9

Commitments and contingencies (See Note 12)
Stockholders’ Equity:
Common stock, $.01 par value; authorized 2,000.0 shares, issued 897.9 shares (2003 and 2002)	9.0	9.0
Additional paid-in capital	2,576.9	2,525.4

Paid-in capital	2,585.9	2,534.4
Retained earnings	6,589.3	5,362.6
Accumulated other comprehensive loss	(100.2)	(197.6)
Less treasury stock at cost, 181.4 (2003) and 145.1 shares (2002)	(5,027.7)	(3,543.1)

Total Stockholders’ Equity	4,047.3	4,156.3

Total Liabilities and Stockholders’ Equity	$25,585.6	$26,591.2

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,	2003	2002	2001
(in millions)
Cash and cash equivalents at January 1, attributable to continuing operations	$790.4	$679.6	$708.0
Cash and cash equivalents at January 1, attributable to discontinued operations	29.0	24.8	—

CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations	1,394.0	1,232.2	868.7
Net income from discontinued operations	14.7	5.7	3.2
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	569.3	523.2	631.4
Non-cash portion of charges (gains) related to restructuring, impairments, litigation and regulatory settlements, investment (gains) and losses and divestitures, net	39.0	61.0	191.5
Other non-cash items, net	49.3	47.4	8.0
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable	(70.5)	(146.3)	(56.4)
Other assets	7.9	54.4	(29.2)
Accounts payable and other liabilities	(68.4)	(201.5)	(282.9)
Income tax accounts	37.0	318.3	69.2

Net cash provided by operating activities from continuing operations	1,957.6	1,888.7	1,400.3
Net cash provided by operating activities from discontinued operations	38.4	24.1	7.4

Net cash provided by operating activities	1,996.0	1,912.8	1,407.7
CASH FLOWS FROM INVESTING ACTIVITIES
Current year acquisitions, net of cash acquired	(130.9)	(624.9)	(981.2)
Payments related to other businesses previously acquired	(44.6)	(208.1)	(32.9)
Proceeds from dispositions, net of expenses paid	—	—	1.8
Additions to property and equipment, net	(161.6)	(206.5)	(184.0)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(228.6)	(193.7)	(178.0)
Other investing activities	(61.5)	81.5	(152.9)

Net cash (used in) investing activities from continuing operations	(627.2)	(1,151.7)	(1,527.2)
Net cash (used in) provided by investing activities from discontinued operations *	(0.6)	(14.8)	22.4

Net cash used in investing activities	(627.8)	(1,166.5)	(1,504.8)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	(349.8)	76.6	(573.4)
Principal payments on long-term debt	(236.9)	(14.7)	(91.1)
Proceeds from issuance of long-term debt	992.6	—	1,839.3
Proceeds from issuance of common stock	197.4	206.4	251.2
Proceeds from issuance of subsidiary stock	—	—	22.2
Purchase of treasury shares	(1,825.0)	(849.1)	(1,318.5)
Cash dividends	(59.3)	(45.4)	(31.2)

Net cash provided by (used in) financing activities from continuing operations	(1,281.0)	(626.2)	98.5
Net cash provided by (used in) financing activities from discontinued operations	1.0	(5.1)	(5.0)

Net cash provided by (used in) financing activities	(1,280.0)	(631.3)	93.5
Change in cash and cash equivalents—continuing operations	49.4	110.8	(28.4)
Change in cash and cash equivalents—discontinued operations	38.8	4.2	24.8

Cash and cash equivalents at December 31, attributable to continuing operations	$839.8	$790.4	$679.6

Cash and cash equivalents at December 31, attributable to discontinued operations	$67.8	$29.0	$24.8

*	2001 source of cash from investing activities includes $26.7 million of cash acquired in the NYCE acquisition.

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Total	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Common Shares	Paid-In Capital	Treasury Stock
							Shares	Cost
(in millions)
Balance, December 31, 2000	$3,727.7		$3,717.1	$(18.9)	897.9	$2,297.2	(111.2)	$(2,267.7)
Comprehensive income
Net income	871.9	$871.9	871.9
Other comprehensive income:
Unrealized gains on securities	4.9	4.9
Unrealized losses on hedging activities *	(69.1)	(69.1)
Foreign currency translation adjustment	(27.2)	(27.2)
Minimum pension liability adjustment	(33.0)	(33.0)

Other comprehensive loss		(124.4)		(124.4)

Comprehensive income		$747.5

Purchase of treasury shares	(1,318.5)						(43.4)	(1,318.5)
Stock issued for compensation and benefit plans	339.9		(194.2)			94.9	15.8	439.2
Stock issued for business previously acquired	52.9					28.0	2.0	24.9
Cash dividends declared ($0.04 per share)	(29.6)		(29.6)

Balance, December 31, 2001	3,519.9		4,365.2	(143.3)	897.9	2,420.1	(136.8)	(3,122.1)
Comprehensive income
Net income	1,237.9	$1,237.9	1,237.9
Other comprehensive income:
Unrealized gains on securities	196.1	196.1
Unrealized losses on hedging activities	(212.5)	(212.5)
Foreign currency translation adjustment	34.0	34.0
Minimum pension liability adjustment	(71.9)	(71.9)

Other comprehensive loss		(54.3)		(54.3)

Comprehensive income		$1,183.6						.

Purchase of treasury shares	(849.1)						(22.9)	(849.1)
Stock issued for compensation and benefit plans	321.5		(195.5)			114.3	12.8	402.7
Stock issued for conversion of debt	33.3		7.9				1.8	25.4
Cash dividends declared ($0.07 per share)	(52.9)		(52.9)

Balance, December 31, 2002	4,156.3		5,362.6	(197.6)	897.9	2,534.4	(145.1)	(3,543.1)
Comprehensive income
Net income	1,408.7	$1,408.7	1,408.7
Other comprehensive income:
Unrealized losses on securities	(36.1)	(36.1)
Unrealized gains on hedging activities	72.3	72.3
Foreign currency translation adjustment	87.9	87.9
Minimum pension liability adjustment	(26.7)	(26.7)

Other comprehensive income		97.4		97.4

Comprehensive income		$1,506.1

Purchase of treasury shares	(1,825.0)						(46.5)	(1,825.0)
Stock issued for compensation and benefit plans	249.3		(121.4)			51.7	8.7	319.0
Stock issued for conversion of debt	16.7		4.0				0.9	12.7
Stock issued for conversion of warrants	2.6		(5.9)			(0.2)	0.6	8.7
Cash dividends declared ($0.08 per share)	(58.7)		(58.7)

Balance, December 31, 2003	$4,047.3		$6,589.3	$(100.2)	897.9	$2,585.9	(181.4)	$(5,027.7)

*	Includes cumulative net of tax loss of $24.8 million relating to the adoption of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” on January 1, 2001.

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:    Summary of Significant Accounting Policies

Consolidation

The accompanying consolidated financial statements of First Data Corporation (“FDC” or the “Company”) include the accounts of FDC and its controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in unconsolidated affiliated companies are accounted for under the equity method and are included in “investment in affiliates” in the accompanying Consolidated Balance Sheets. The Company generally utilizes the equity method of accounting when it has an ownership interest of between 20% and 50% in an entity, providing the Company is able to exercise significant influence over the investee’s operations.

The Company consolidates a subsidiary’s financial statements when the Company has the ability to exert control over the subsidiary. Normally, control is established with a greater than 50% ownership interest in a subsidiary. When the Company does not exercise control over a majority-owned subsidiary as a result of other investors having rights over the management and operations of the subsidiary, the Company accounts for the subsidiary under the equity method. As of December 31, 2003 and 2002, there were no greater-than-50%-owned affiliates whose financial statements were not consolidated. At December 31, 2001, there was one such subsidiary and the Company’s ownership interest in it was 50.1%.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results could differ from those estimates.

Presentation

The Company’s consolidated balance sheet presentation is unclassified due to the short–term nature of its settlement obligations, contrasted with the Company’s ability to invest cash awaiting settlement in long–term investment securities.

As discussed in Note 3, on December 15, 2003, the Company announced an agreement with the U.S. Department of Justice (“DOJ”) that will allow the company to complete its pending merger with Concord EFS, Inc. (“Concord”). The Company agreed to divest and is currently seeking a buyer for its 64% ownership of NYCE Corporation (“NYCE”), an electronic funds transfer network. The net assets and results of operations of NYCE have been reclassified as discontinued operations and, accordingly, prior periods have been restated. Amounts disclosed in the notes to the consolidated financial statements also exclude the impact of discontinued operations for all years presented (see Note 18).

Business Description

FDC provides a variety of transaction processing services and money transfer and payment services to financial institutions, commercial establishments and consumers. The Company classifies its operations into four reportable segments: payment services, merchant services, card issuing services and emerging payments (see Note 16).

FDC’s facilities in the United States provide the data center infrastructure that processes a majority of the Company’s transactions. FDC’s operations in the United Kingdom, Germany and Australia represent the Company’s most significant foreign transaction processing locations. The United Kingdom and Australia

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operations process transactions for card issuing services clients located outside of North America and the Germany operations sells and services POS devices throughout Europe. Merchant services and payment services domestic and international transactions are processed through the data centers located in the United States. Other than the electronic routing of transactions through these data centers, the merchant services and payment services international operations are managed and operate outside the United States. Each of the Company’s four business segments has an international presence through various regional or country offices where sales, customer service and/or administrative personnel are based. These international operations generate revenues from customers and consumers located and operating outside of the United States. Revenues generated from processing transactions at locations outside of the United States, primarily in Australia and the United Kingdom for the card issuing segment, and in Germany for the merchant segment, represented 6% or less of the Company’s consolidated revenues for each of the three years in the period ended December 31, 2003. Long-lived assets attributable to international operations with processing locations based outside of the United States represented approximately 9% and 5% of consolidated total long lived assets at December 31, 2003 and 2002, respectively.

Cash and Cash Equivalents

Highly liquid investments (other than those included in settlement assets) with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates market value. At December 31, 2003 and 2002, the Company held $839.8 million and $790.4 million in cash and cash equivalents, respectively. Automated teller machine (“ATM”) operating cash included in cash and cash equivalents at December 31, 2002 was $233.4 million. Effective December 2003, ATM operating cash was funded by a third party.

Excluded from cash and cash equivalents at December 31, 2003 and 2002 was $283.0 million and $160.5 million of regulatory required investments in connection with the Company’s money transfer operations and $100.0 million and $70.0 million, respectively, of required investments in connection with the Company’s First Financial Bank. Also excluded from cash and cash equivalents were escrow funds of $39.4 million and $27.7 million at December 31, 2003 and 2002, respectively. The escrowed funds relate primarily to installment payments on acquisitions and a money transfer litigation settlement. Amounts excluded from cash and cash equivalents are included in “other assets” in the Consolidated Balance Sheets.

Investment Securities

A majority of the Company’s settlement assets represent investments, which are primarily comprised of state and municipal government obligations and corporate debt securities. Additionally, the Company has investments in publicly-traded corporate equity securities, which are primarily held in the Company’s name and in the custody of a major financial institution. The Company also has investments in investment partnerships, for which the equity method of accounting is utilized. The specific identification method is used to determine the cost basis of securities sold. At December 31, 2003 and 2002, all of the Company’s investments were classified as available-for-sale. Unrealized gains and losses on these investments are included as a separate component of “accumulated other comprehensive income” (“OCI”), net of any related tax effect. The Company also has equity securities of private companies for strategic purposes, which are included in “other assets” in the Company’s Consolidated Balance Sheets and are carried at cost.

Declines in value that are judged to be other than temporary in nature are recognized in the Consolidated Statements of Income. For public company investments, the Company’s policy is to treat a decline in the investment’s quoted market value that has lasted for more than six months as an other than temporary decline in value. The Company also considers other qualitative and quantitative indicators in judging whether a decline in value is other than temporary in nature. The Company’s policy is the same for private company investments; however, their fair values are estimated. In estimating fair value, market conditions, offering prices, trends of

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

earnings/losses, price multiples, financial position, new financing and other key measures are considered. The Company believes the estimates result in a reasonable reflection of the fair values of these investments.

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

Reserve for Merchant Credit Losses and Check Guarantees

With respect to the merchant acquiring business, the Company’s merchant customers (or those of its unconsolidated alliances) have the liability for any charges properly reversed by the cardholder. In the event, however, that the Company is not able to collect such amounts from the merchants, due to merchant fraud, insolvency, bankruptcy or another reason, the Company may be liable for any such reversed charges. The Company’s risk in this area primarily relates to situations where the cardholder has purchased goods or services to be delivered in the future such as airline tickets.

During 2003, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). Under FIN 45, the Company’s obligation to stand ready to perform is minimal. The Company requires cash deposits, guarantees, letters of credit or other types of collateral by certain merchants to minimize its obligation. As of December 31, 2003 and December 31, 2002, the Company and its unconsolidated alliances had cash collateral of $503.7 million and $367.3 million, respectively. Collateral in the form of letters of credit amounted to $193.8 million and $73.7 million at December 31, 2003 and December 31, 2002, respectively. Collateral held by the Company is classified within “settlement obligations” on the Company’s Consolidated Balance Sheet. The Company also utilizes a number of systems and procedures to manage merchant risk. Despite these efforts, the Company historically has experienced some level of losses due to merchant defaults.

The Company’s contingent obligation under FIN 45 relates to imprecision in its estimates of required collateral and a provision for this obligation is recorded based on recent history of credit losses. The provision for this obligation is based primarily on historical experience and other relevant factors such as economic downturns or increases in merchant fraud. For the years ended December 31, 2003, 2002, and 2001 the Company and its unconsolidated alliances incurred aggregate merchant credit losses of $40.7 million, $39.8 million and $67.6 million, respectively, on total dollar volumes processed of $664.7 billion, $547.8 billion and $485.6 billion, respectively. Merchant credit losses attributable to the Company and its consolidated subsidiaries amounted to $32.1 million, $28.1 million and $15.9 million for the years ended December 31, 2003, 2002, and 2001, respectively. Such amounts are included in “cost of services” in the Company’s Consolidated Statements of Income.

The reserve recorded on the Company’s Consolidated Balance Sheets only relates to the business conducted by its consolidated subsidiaries. The reserve for unconsolidated alliances is recorded only in the alliances’ financial statements. The Company has not recorded any reserve for estimated losses in excess of reserves recorded by the unconsolidated alliances nor has the Company identified needs to do so. At December 31, 2003 and 2002, the Company and its consolidated and unconsolidated alliances had aggregate merchant credit loss

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reserves of $27.3 million and $27.2 million, respectively. The foregoing disclosure presents merchant credit loss reserves in the aggregate without regard to whether the reserves relate to merchant contracts held by entities consolidated by the Company or alliances accounted for under the equity method. The amount of reserves attributable to entities consolidated by the Company were $19.4 million and $17.9 million at December 31, 2003 and 2002, respectively.

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

The majority of the TeleCheck Services, Inc. (“TeleCheck”) business involves the guarantee of checks received by merchants for a period of 90 days from the check date. If the check is returned, TeleCheck is required to purchase the check from the merchant at its face value and pursue collection from the check writer. A provision for estimated check returns, net of anticipated recoveries, is recorded at the transaction inception based on recent history. At December 31, 2003 and 2002, the Company had accrued warranty and accrued recovery balances of $18.8 million and $59.5 million, and $22.9 million and $56.0 million, respectively. Accrued warranties are included in “accounts payable and other liabilities” and accrued recoveries are included in “accounts receivable” in the Consolidated Balance Sheets.

The adoption of FIN 45 resulted in the Company establishing an incremental liability (and deferring revenue) for the fair value of the check guarantee. The liability is relieved and revenue is recognized when the check clears, is presented to TeleCheck, or the guarantee period expires. The majority of the guarantees are typically settled within 10 days of the transaction and virtually all guarantees are settled within 30 days. An incremental liability of $5.2 million was recorded during the first quarter of 2003 and its balance was approximately $4.2 million at December 31, 2003. The aggregate face value of all checks guaranteed during the years ended December 31, 2003, 2002 and 2001 was $24.5 billion, $23.7 billion and $21.8 billion, of which $297.9 million, $287.7 million and $295.8 million, respectively, were returned to merchants and presented to TeleCheck. The net impact on operating income from warranty losses, net of recoveries from check writers was $64.3 million, $77.5 million and $75.8 million for the years ended December 31, 2003, 2002 and 2001, respectively. The maximum potential future payments under the guarantees was approximately $1.5 billion at December 31, 2003.

Derivative Financial Instruments

The Company adopted FASB Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), on January 1, 2001. The Company utilizes derivative instruments primarily to mitigate interest rate risk. To a much lesser extent, derivative instruments are utilized to mitigate market and foreign currency risk. As a result of the adoption of SFAS 133, the Company recognizes all derivative financial instruments in the Consolidated Balance Sheets as assets or liabilities at fair value. Such amounts are recorded in either the “other assets” or “accounts payable and other liabilities” captions in the Consolidated Balance Sheets. Generally, changes in fair value are recognized immediately in earnings, unless the derivative qualifies as a hedge of future cash flows. For derivatives that qualify as hedges of future

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

cash flows, the effective portion of changes in fair value is recorded temporarily in stockholders’ equity as a component of “OCI” and then recognized in earnings in the period or periods the hedged item affects earnings.

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

Accounts Receivable

Accounts receivable balances are stated net of allowance for doubtful accounts. Historically, the Company has not encountered significant write-offs. The Company records allowances for doubtful accounts when it is probable that the accounts receivable balance will not be collected.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation, which is computed using the straight-line method over the lesser of the estimated useful life of the related assets (generally three to 10 years for equipment, furniture and leasehold improvements, and 30 years for buildings) or the lease term. Maintenance and repairs which do not extend the useful life of the respective assets are charged to expense as incurred. Amounts charged to expense for the depreciation and amortization of property and equipment, including equipment under capital lease, were $214.0 million in 2003, $202.1 million in 2002 and $215.3 million in 2001.

Goodwill and Other Intangibles

Goodwill represents the excess of purchase price over tangible and other intangible assets acquired less liabilities assumed arising from business combinations. SFAS No. 142, “Goodwill and Other Intangible Assets”, (“SFAS 142”), issued in June 2001, requires that goodwill acquired in a business combination after June 30, 2001, shall not be amortized. In addition, as required by SFAS 142, the Company ceased amortizing all goodwill effective January 1, 2002. Prior to the adoption of SFAS 142, goodwill was amortized on a straight–line basis over estimated useful lives ranging from seven to 40 years. The Company’s annual goodwill impairment test did not identify any impairments in 2003 or 2002. Goodwill amortization expense totaled $112.2 million for the year ended December 31, 2001. In addition, equity earnings in affiliates for the year ended December 31, 2001 includes $24.7 million of amortization related to goodwill classified within “investment in affiliates” in the Consolidated Balance Sheets.

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

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FDC capitalizes initial payments for new contracts, contract renewals and conversion costs associated with customer processing relationships to the extent recoverable through future operations, contractual minimums and/or penalties in the case of early termination.

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

In addition to capitalized contract and software development costs, other intangibles include copyrights, patents, acquired software, trademarks and noncompete agreements acquired in business combinations. Other intangibles are amortized on a straight–line basis over the length of the contract or benefit period, which generally ranges from three to 25 years. Other intangible amortization expense totaled $355.3 million, $321.1 million and $303.9 million for the years ended December 31, 2003, 2002 and 2001, respectively.

The following table provides the components of other intangibles:

Year Ended December 31,	Weighted- Average Amortization Period	2003 Cost	2003 Net of accumulated amortization	2002 Cost	2002 Net of accumulated amortization
(in millions)	(in years)
Acquired contracts	12.0	$883.0	$492.9	$892.4	$559.6
Conversion costs	8.0	377.0	181.6	371.0	182.8
Contract costs	7.0	414.0	227.8	347.6	193.7
Developed software	5.0	389.2	184.5	343.2	176.7
Purchased or acquired software	4.0	286.9	120.2	261.2	127.4
Other	13.0	294.5	187.0	203.2	142.1

Total other intangibles	9.0	$2,644.6	$1,394.0	$2,418.6	$1,382.3

The estimated future aggregate amortization expense for existing other intangibles as of December 31, 2003 is $334.2 million in 2004, $255.4 million in 2005, $215.0 million in 2006, $164.2 million in 2007 and $92.2 million in 2008.

Certain long-lived assets are reviewed for impairment on an annual basis or whenever events indicate that their carrying amount may not be recoverable. In such reviews, estimated undiscounted future cash flows associated with these assets or operations are compared with their carrying value to determine if a write–down to fair value (normally measured by the expected present value technique) is required.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventory

Inventories are stated at lower of cost or market and consist primarily of point-of-sale (“POS”) terminals, forms and blank financial paper. The cost of inventory is determined using average cost for POS terminals and blank financial paper, and first-in first-out (“FIFO”) for forms.

Minority Interest

Minority interest in earnings of consolidated subsidiaries represent the minority shareholders’ share of the equity and after-tax net income or loss of consolidated subsidiaries. Minority interest is presented pretax in the Consolidated Statements of Income since the substantial majority of the Company’s non-wholly owned consolidated subsidiaries are flow through entities for tax purposes. The minority interest included in “accounts payable and other liabilities” in the Consolidated Balance Sheets reflects the original investments by these minority shareholders in the consolidated subsidiaries, along with their proportionate share of the earnings or losses of the subsidiaries, net of dividends, or at the fair value of the minority shareholders interest if it is considered mandatorily redeemable.

Treasury Stock

The Company records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. The FIFO method is used on the subsequent reissuance of shares and any resulting gains or losses are credited or charged to retained earnings.

Revenue Recognition

The majority of the Company’s revenues are comprised of transaction-based fees. “Product sales and other” in the Consolidated Statements of Income includes sales of the Company’s products (which are generally ancillary to service revenues and primarily relate to POS devices in the merchant services segment), gains considered part of normal operations and other items that generally recur but that fluctuate as to amount and timing. Revenue is allocated to the separate units of accounting in a multiple element transaction based on relative fair values, provided each element has stand alone value to the customer, the fair value of any undelivered items can be readily determined, and delivery of any undelivered items is probable and substantially within the Company’s control. A description of the major components of revenue, by business segment, is as follows:

Payment services—Revenue is primarily derived from three sources; transaction fees charged to consumers, income earned on the investment of funds received from the sale of payment instruments (primarily official checks and money orders), and to a lesser extent, in certain money transfer transactions involving different send and receive currencies, Western Union generates revenue by acquiring currency at wholesale exchange rates and providing the currency to consumers at retail exchange rates.

Fees from a typical money transfer are generally based on the principal amount of the transaction and the location where the funds are to be transferred. This transaction fee is set by the Company and is recorded as revenue at the time of sale. There are generally two agent locations involved in a money transfer transaction, the agent initiating the transaction (the “send agent”) and the agent disbursing funds (the “receive agent”). The send and receive agents each earn a commission generally based on a percentage of the fee charged to the customer. These commissions are included in “cost of services” in the Consolidated Statements of Income and are recorded at the time of sale.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s money order and official check services generate revenue primarily through the Company’s ability to invest funds pending settlement. The Company invests a majority of these funds in high quality investments issued by municipalities to minimize its exposure to credit risks. In a money order transaction, a consumer purchases a money order from an agent. The agent selling the money order generally remits the funds collected from the consumer to the Company within a matter of days of the transaction date. An agent generally does not receive a commission on the sale of a money order, but is compensated by charging a fee to the consumer. In an official check transaction, a consumer will procure an official check from one of the Company’s agents, typically a financial institution. The official check agent is generally required to remit the funds collected from the consumer to the Company the following day. The Company pays its official check agents commissions based on short-term variable rates and the balance of outstanding official checks (the “commissionable balance”). The Company considers this to be a revenue-sharing arrangement and, therefore, nets the commissions paid to official check agents against the revenues it earns from its investments.

Merchant services—In the case of merchant contracts that the Company owns and manages, revenue is primarily comprised of fees charged to the merchant, net of interchange and assessments charged by the credit card associations, and is recognized at the time of sale. The Company has no control over interchange fees and assessments charged by credit card associations and believes its presentation of revenue, net of these fees and assessments, more accurately depicts the revenue earned by the Company. The fees charged to the merchant are a percentage of the credit card and signature based debit card transaction’s dollar value, a fixed amount or a combination of the two. Personal identification number based online debit (“PIN-based debit”) network fees are recognized in “transaction and processing service fee” revenues and “cost of services” in the Consolidated Statements of Income, as the fees are generally invoiced by the networks and paid directly by the Company, versus credit card associations interchange fees and assessments, which are settled on a net basis.

Interchange fees and assessments charged by credit card associations to the Company’s consolidated subsidiaries amounted to $3.7 billion, $3.2 billion and $1.9 billion for the years ended December 31, 2003, 2002 and 2001, respectively. Network fees related to PIN-based debit transactions charged by debit networks were $163.4 million, $74.7 million and $23.7 million for the years ended December 31, 2003, 2002 and 2001, respectively.

The Company charges processing fees to its merchant alliance joint ventures. In situations where an alliance is accounted for under the equity method, the Company’s consolidated revenues include the processing fees charged to the alliance, as presented on the face of the Consolidated Statements of Income.

Revenue from check verification and guarantee services is recognized at the time of sale less the fair value of the guarantee as discussed above in “Reserve for merchant credit losses and check guarantees.” The fair value of the guarantee is deferred until the later of the Company being called upon to honor the guarantee or the expiration of the guarantee. Check verification fees generally are a fixed amount per transaction while check guarantee fees generally are a percentage of the check amount.

Card issuing services—Revenue is primarily comprised of fees based on cardholder accounts on file, both active and inactive, and to a lesser extent, transaction volumes processed and includes reimbursements received for “out-of-pocket” expenses such as telecommunication and postage. Revenue is recognized at the time an account on file amount is earned or at the time a transaction is processed. “Professional services” revenues in the Consolidated Statement of Income are comprised of custom programming services and are recorded as work is performed.

The Company follows the requirements of the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”) as amended, in its

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accounting for licensing its VisionPLUS software. In following SOP 97-2, revenue is not recognized until each of the following four criteria are met:

•	evidence of an agreement exists,

•	delivery and acceptance has occurred or services have been rendered,

•	the selling price is fixed or determinable, and

•	collection of the selling price is reasonably assured.

Emerging payments—Revenue is primarily comprised of fees based on transactions processed, professional services provided and software licensing and maintenance contracts. Transaction based fees are recognized at the time the transactions are processed. Professional service revenues are recognized as the work is performed. Software revenues are recognized in accordance with the requirements of SOP 97-2 as outlined above.

Earnings Per Common Share

Earnings per common share amounts are computed by dividing net income by weighted-average common stock and common stock equivalent shares (when dilutive) outstanding during the period. Amounts utilized in earnings per share computations are as follows:

Year Ended December 31,	2003	2002	2001
	(in millions)
Weighted-average shares outstanding:
Basic weighted-average shares	739.1	757.5	778.1
Common stock equivalents	9.6	11.4	14.1
Convertible debentures	0.5	2.9	2.8

	749.2	771.8	795.0

Earnings add back related to convertible debentures	$0.2	$1.7	$1.8

Diluted earnings per common share are calculated using weighted-average shares outstanding, adjusted for the dilutive effect of shares issuable upon the assumed conversion of the Company’s convertible debt and common stock equivalents, which consist of outstanding stock options, warrants and restricted stock. The after-tax interest expense and issue cost amortization on convertible debt is added back to net income when the related common stock equivalents are included in computing diluted earnings per common share. The “if converted” method is utilized in calculating diluted earnings per common share only when conversion is not conditional upon the occurrence of certain events. The convertible debt that was outstanding and convertible in previous periods was converted in the second quarter 2003. The “if converted” method has not been utilized for the Company’s 2% Senior Convertible Contingent Debt Securities due 2008 (“CODES”), as conversion into 13.2 million shares is conditional upon certain events that have not yet occurred.

The diluted earnings per share calculation excludes stock options, warrants and convertible debt that are convertible into 31.1 million common shares, 34.5 million common shares and 23.3 million common shares for the years ended December 31, 2003, 2002 and 2001, respectively. The exclusion occurs because the exercise price of these instruments was greater than the average market price of the Company’s common stock and their inclusion would have been anti-dilutive or conversion is conditional upon the occurrence of certain events. Excluded from the diluted earnings per share calculation are the 13.2 million shares related to the CODES. On February 2, 2004, pursuant to its rights under the CODES agreement, the Company announced it would exercise

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

its right to call the convertible bonds on March 1, 2004. Bondholders will have the option of taking cash or common stock.

Diluted earnings per share from discontinued operations for the three years ended December 31, 2003, 2002 and 2001 was $0.02, $0.01 and $0.00, respectively.

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

Foreign Currency Translation

The U.S. dollar is the functional currency for all FDC businesses except its operations in the United Kingdom, Australia, Germany and certain other smaller international operations. Foreign currency denominated assets and liabilities for these units are translated into U.S. dollars based on exchange rates prevailing at the end of the period, and revenues and expenses are translated at average exchange rates during the period. The effects of foreign exchange gains and losses arising from the translation of assets and liabilities of those entities where the functional currency is not the U.S. dollar are included as a component of OCI.

Gains and losses attributable to foreign currency hedging included in “transaction and processing service fees” in the Consolidated Statements of Income amounted to a $30.7 million loss, a $20.1 million loss and a $3.0 million gain for the years ended December 31, 2003, 2002 and 2001, respectively. Other foreign currency transaction gains and losses were immaterial for each of the periods since the Company settles most of its foreign currency denominated transactions daily.

Stock Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), establishes accounting and reporting standards for stock based employee compensation plans (see Note 14). As permitted by the standards, the Company continues to account for such arrangements under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and its related interpretations.

The Company’s pro forma information, amortizing the fair value of the options over their vesting period and including the stock purchase plan rights, is as follows:

	2003	2002	2001
	(in millions, except per share amounts)
Reported net income	$1,408.7	$1,237.9	$871.9
SFAS 123 expense, net of tax	114.0	109.5	70.6

Pro forma net income	$1,294.7	$1,128.4	$801.3

Reported earnings per share – basic	$1.91	$1.63	$1.12
Reported earnings per share – diluted	1.88	1.61	1.10
Pro forma earnings per share – basic	$1.75	$1.49	$1.03
Pro forma earnings per share – diluted	1.73	1.46	1.01

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising Costs

Advertising costs, included in “selling, general and administrative” expenses in the Consolidated Statements of Income, are expensed as incurred or at the first time the advertising takes place. Advertising expense for 2003, 2002 and 2001 was $205.2 million, $199.8 million and $182.5 million, respectively.

Gains on Issuance of Stock by Subsidiaries

At the time a subsidiary sells its stock to unrelated parties at a price in excess of its book value, the Company’s net investment in that subsidiary increases. If at that time, the subsidiary is not a newly formed, non-operating entity, nor a research and development, start-up or development stage company, nor is there a question as to the subsidiary’s ability to continue in existence, the Company records the increase in its Consolidated Statements of Income. Otherwise, the increase is reflected in “additional paid-in capital” in the Company’s Consolidated Statements of Stockholders’ Equity.

Supplemental Cash Flow Information

Supplemental cash flow information for the years ended December 31, 2003, 2002 and 2001 are summarized as follows:

Year Ended December 31,	2003	2002	2001
(in millions)
Income taxes paid	$416.0	$98.0	$270.7
Interest paid	104.5	119.0	111.0

Significant non-cash transactions during 2003 include a $16.7 million convertible debenture that was converted into 0.91 million shares of common stock, as well as the exercise of a customer’s 1996 warrant to purchase 4.0 million shares, which resulted in the Company issuing 0.6 million shares under a cashless exercise provision for the incremental fair value between the exercise price and the market price. In addition, the Company entered into $18.8 million in capital lease agreements to finance the purchase of equipment and software.

Significant non-cash transactions in 2002 included a $33.3 million note that was converted into 1.83 million shares. In addition, the Company entered into $33.2 million in capital lease agreements to finance the purchase of equipment and software.

There were no significant non-cash transactions in 2001.

Note 2:	Restructuring, Impairments, Litigation and Regulatory Settlements, Investment Gains and Losses and Divestitures

The Company recorded restructuring charges, impairment charges, litigation and regulatory settlements, investment gains and losses and divestiture related gains and losses, net in the three years ended December 31, 2003. Restructuring and divestiture accruals are reviewed each period and balances in excess of anticipated requirements are reversed through the same Consolidated Statement of Income caption in which they were originally recorded. Such reversals resulted from the favorable resolution of contingencies and changes in facts and circumstances.

The Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), effective for exit or disposal activities after December 31, 2002. SFAS 146 nullifies Emerging

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Issues Task Force (“EITF”) 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and requires that a liability for a cost associated with an exit or disposal activity be recognized only when the liability is incurred versus when the commitment is made.

2003 Activities

During the year ended December 31, 2003, the Company incurred net pretax charges of $39.0 million related to restructuring charges, impairments, litigation and regulatory settlements and investment gains and losses, offset by prior period restructuring and divestiture accrual reversals. A summary of net pretax charges, incurred by segment, for the year ended December 31, 2003 is as follows:

	Pretax Benefit/(Charge)
Year ended December 31, 2003	Payment Services	Merchant Services	Card Issuing Services	Emerging Payments	All Other and Corporate	Totals
	(in millions)
Restructuring charges	$(3.5)	$(6.7)	$(16.2)	$(3.1)	$(0.9)	$(30.4)
Restructuring accrual reversals	0.5	0.7	1.0	0.3	—	2.5
Impairments	—	—	(5.0)	—	(1.2)	(6.2)
Litigation and regulatory settlement	—	(5.0)	—	—	—	(5.0)
Net investment gains/(losses)	—	—	0.1	(5.1)	(1.7)	(6.7)
Divestiture accrual reversals	—	—	—	—	6.8	6.8

Total pretax charge, net of reversals	$(3.0)	$(11.0)	$(20.1)	$(7.9)	$3.0	$(39.0)

Restructuring charges

The restructuring charges were comprised of severance totaling $30.1 million and $0.3 million related to lease termination losses. Severance charges resulted from the termination of approximately 740 employees across the organization, representing all levels of employees and less than 3% of the Company’s workforce. The following describes the nature and timing of the restructuring plans by segment:

•	Payment services charges related to severance costs associated with the rebalancing of resources from domestic operations to international operations. This rebalancing was necessary to support the Company’s focus and success in international expansion of agents and increase its international transactions. The restructuring plan was completed in the third quarter of 2003.

•	Merchant services severance charges resulted from the consolidation of certain domestic sales and support functions and the elimination of redundant positions in the merchant acquiring and check verification and guarantee business. Severance charges were also incurred to integrate international support functions between the merchant services and card issuing services segments. As part of the integration, lease termination losses were recognized due to the closure of a TeleCheck facility. These actions were done to support the Company’s move towards obtaining operating efficiencies and consolidation of areas of expertise. These types of actions are expected to continue into 2004 as a result of the merger with Concord. The domestic and international restructuring plans were completed in the third quarter of 2003.

•	Card issuing services severance charges resulted from the streamlining of the domestic operations and realignment of operating expenses to address declining segment revenues. Charges were also incurred related to the integration of international support functions with merchant services as noted above. As part of this effort, a lease termination loss was recognized in the combination of facilities into one location in Australia. The domestic restructuring plans were completed in the third quarter 2003, and the international plans were completed in fourth quarter 2003.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Emerging payments severance charges resulted from the consolidation of Encorus operations, which resulted in the closure of the Leipzig, Germany facility. This consolidation was done in an effort to reduce fixed operating costs and to outsource software development activities. This portion of the restructuring plan was completed in the fourth quarter of 2003. Charges also were incurred related to the combination of the BillingZone and Taxware operations under the Velosant structure. This portion of the restructuring plan was completed in the third quarter of 2003. Additional restructuring activities have occurred in the first quarter of 2004 for these businesses.

•	All other and corporate charges related to the consolidation of certain human resource and payroll functions to the Denver and Omaha locations. The restructuring plan was completed in the third quarter of 2003.

Reversal of restructuring accruals

The Company reversed $2.5 million of prior period restructuring accruals. The change in estimate was due to the favorable resolution of a customer contract related to the discontinuance of the Payment Card Solutions operations in second quarter 2001, favorable terminations of lease agreements related to the third quarter 2000 card issuing services restructuring and an adjustment of severance costs related to the first quarter 2002 emerging payments restructuring.

The following table summarizes the Company’s utilization of restructuring accruals for the years ended December 31, 2002 and 2003 (in millions):

	Employee Severance	Facility Closure
Remaining accrual at January 1, 2002	$20.9	$6.7
Expense provision	8.5	0.5
Cash payments and other	(24.4)	(2.4)
Changes in estimates	(3.5)	(0.4)

Remaining accrual at December 31, 2002	$1.5	$4.4
Expense provision	30.1	0.3
Cash payments and other	(12.8)	(1.2)
Changes in estimates	(0.9)	(1.6)

Remaining accrual at December 31, 2003	$17.9	$1.9

Impairments

The Company recognized $6.2 million of asset impairment charges, the majority of which related to the lack of sufficient demand to support the Company’s investment in its domestic micro-chip smart card product.

Litigation and regulatory settlements

A litigation charge of $5.0 million was recorded related to a lawsuit associated with the merchant services segment.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investment gains and losses, net

The table below details the investment gains realized and losses incurred during the year ended December 31, 2003.

Gains/(losses) (in millions):	Year ended December 31, 2003
Write down of investments related to e-commerce businesses	$(6.0)
Gain (loss) on sale of investments and dividend income	(0.7)

Net investment losses	$(6.7)

Divestitures, net

The Company reversed $6.8 million of divestiture accruals related to the divestitures of certain companies acquired as part of the 1995 merger with First Financial Management Corporation (“FFMC”). The reversal related to the passage of time related to certain exposures. Additionally, the Company paid approximately $7.5 million in connection with the resolution of the issues involved in the investigation by the Office of Inspector General of the District of Columbia of alleged overpayments to Medicaid recipients by a former FFMC subsidiary. The payment was applied against the corresponding divestiture accrual.

2002 Activities

During the year ended December 31, 2002, the Company incurred net pretax charges of $69.0 million related to restructuring charges, impairments, litigation and regulatory settlements and investment gains and losses, offset by prior period restructuring and divestiture accrual reversals. A summary of net pretax charges, incurred by segment, for the year ended December 31, 2002 is as follows:

	Pretax Benefit/(Charge)
Year ended December 31, 2002	Payment Services	Merchant Services	Card Issuing Services	Emerging Payments	All Other and Corporate	Totals
	(in millions)
Restructuring charges	—	$(6.0)	$(0.3)	$(2.4)	$(0.3)	$(9.0)
Restructuring accrual reversals	—	0.5	3.2	0.2	—	3.9
Impairments	—	—	(16.5)	(11.3)	—	(27.8)
Litigation and regulatory settlements	$(41.0)	—	—	—	—	(41.0)
Net investment gains/(losses)	—	—	(2.5)	(6.4)	9.6	0.7
Divestiture accrual reversals, net	—	—	—	—	4.2	4.2

Total pretax benefit/(charge), net of reversals	$(41.0)	$(5.5)	$(16.1)	$(19.9)	$13.5	$(69.0)

Restructuring charges

The restructuring charges were comprised of severance totaling $8.5 million and $0.5 million related to lease termination losses. Severance charges resulted from the termination of 281 employees, representing all levels of employees and less than 1% of the Company’s workforce. The following describes the nature and timing of the restructuring plans by segment:

•	Merchant services charges related to streamlining the span of management control and elimination of job redundancies across many departments at most employee levels within the merchant acquiring business. The restructuring plans were completed in the second quarter of 2002.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Card issuing services restructuring charges related to severance associated with consolidating Tulsa data center operations and the elimination of duplicate positions. The restructuring plans were completed in the first quarter of 2002.

•	Emerging payments charges related to a reduction in force and closure of a leased facility for the SurePay business to adjust its employee base to match the slower than expected participation in the business-to-business exchange marketplace. The restructuring plans were completed in the first quarter of 2002.

•	All other and corporate charges related to the elimination of duplicative positions due to the integration of the Achex, Inc. acquisition. The restructuring plans were completed in the first quarter of 2002.

Reversal of restructuring accruals

The Company reversed prior period restructuring accruals resulting from changes in estimates totaling $3.9 million. The majority of these reversals related to the third quarter 2000 restructuring charge related to the United Kingdom-based operations of the card issuing services segment. The change in estimate resulted primarily from pension obligations associated with severed employees being less than anticipated.

Impairments

The following describes the asset impairment charges by segment:

•	An $11.3 million charge for emerging payments related to capitalized software development costs. The impairment resulted from the second quarter 2002 decision to cease SurePay business-to-business platform development efforts. During 2003, the SurePay operations were ceased and its remaining assets were transferred to the merchant services segment.

•	A $16.5 million charge for card issuing services segment related to capitalized contract costs associated with a customer that announced that it would no longer accept its private-label credit cards at its merchant businesses as a result of the customer’s financial difficulties.

Litigation and regulatory settlements

The Company recorded $41.0 million in litigation and regulatory settlement charges in its payment services segment. Of these charges $30.0 million related to the anticipated settlements of various class action lawsuits pertaining to the Company’s money transfer business, including plaintiffs’ legal fees and other outside administrative costs. The additional $11.0 million related to an $8.0 million settlement with the New York State Banking Department and a $3.0 million settlement with the U.S. Department of Treasury over alleged infractions of certain regulations related to Western Union’s money transfer business.

Investment gains and losses, net

The table below details the investment gains realized and losses incurred during the year ended December 31, 2002.

Gains/(Losses) (in millions):	Year ended December 31, 2002
Write down of investments related to e-commerce businesses	$(6.4)
Write down of an investment related to the card issuing services segment	(2.5)
Gain on sale of a portion of the Company’s investment in CheckFree Corporation	9.6

Net investment gains	$0.7

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Divestitures, net

The Company reversed $4.2 million net of divestiture accruals during the year ended December 31, 2002 related to Investor Services Group and TransPoint LLC (“TransPoint”), due to the passage of certain contractual indemnification provisions and the release of amounts previously held in escrow. Investor Services Group was divested in the fourth quarter of 1999 and TransPoint was merged with CheckFree in the fourth quarter of 2000.

2001 Activities

During the year ended December 31, 2001, the Company incurred net pretax charges of $191.5 million related to restructuring charges, impairments, litigation and regulatory settlements and investment gains and losses, offset by prior period restructuring and divestiture accrual reversals. A summary of net pretax charges, incurred by segment, for the year ended December 31, 2001 is as follows:

	Pretax Benefit/(Charge)
Year ended December 31, 2001	Payment Services	Merchant Services	Card Issuing Services	Emerging Payments	All Other and Corporate	Totals
	(in millions)
Restructuring charges	$(8.8)	$(12.2)	$(2.8)	$(1.8)	$(1.9)	$(27.5)
Restructuring accrual reversals	0.6	1.7	3.9	—	0.5	6.7
Impairments	(11.2)	(0.4)	(1.1)	—	(2.0)	(14.7)
Net investment gains/(losses)	—	(14.1)	(0.3)	(21.9)	(147.9)	(184.2)
Business divestitures losses	—	(11.4)	—	—	—	(11.4)
Divestiture accrual reversals	—	—	—	—	39.6	39.6

Total pretax benefit/(charge), net of reversals	$(19.4)	$(36.4)	$(0.3)	$(23.7)	$(111.7)	$(191.5)

Restructuring charges

The restructuring charges were comprised of severance totaling $24.7 million and $2.8 million related to lease termination losses and a customer contract. Severance charges resulted from the termination of 790 employees, representing all levels of employees and approximately 3% of the Company’s workforce. The following describes the nature and timing of the restructuring plans by segment:

•	Payment services restructuring charges related to the discontinuance of the Payment Card Solutions and SkyTeller operations, consolidation of international support functions and transition of a Mexico call center and operations support to a third-party provider. The payment services restructuring plans were completed in the second quarter of 2002.

•	Merchant services charges related to closing facilities in Nashville, Tennessee; Louisville, Kentucky; Belmont, California; Reston, Virginia; and Lakewood, Ohio to eliminate job redundancies related to front-end system support, relationship management and quality assurance. The merchant services restructuring plan was completed in the third quarter of 2001. In addition, TeleCheck restructured under new management and eliminated management positions at several levels within the organization. The restructuring plans were completed in the second and fourth quarters of 2001. Finally, gaming call center services were transitioned to a single facility, which was completed in the fourth quarter of 2001.

•	Card issuing services restructuring charges related to the closure of a facility and terminations associated with converting certain debit operations to the NYCE platform and other department reorganizations. The card issuing restructuring plans were completed in the first quarter of 2002.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Emerging payments charges related to a reduction in force for the SurePay business to adjust its employee base to match the slower-than-expected participation in the business-to-business exchange marketplace.

•	All other and corporate charges related to consolidating corporate functions to the Denver office and elimination of redundant functions. The all other and corporate restructuring plans were completed in the third quarter 2001.

Reversal of restructuring accruals

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

Impairment Charges

The Company recorded asset impairment charges of $14.7 million. The following describes the nature of the impairment charges by segment:

•	A payment services related charge of $11.2 million relating to goodwill and other assets associated with the discontinuance of the SkyTeller service offering.

•	A merchant services related charge for $0.4 million related to fixed assets associated with the facility closures discussed in the restructurings above.

•	A card issuing services related charge of $1.1 million related to a $0.8 million software impairment, as well as fixed assets associated with the card issuing facility closures discussed in the restructurings above.

•	An all other and corporate impairment charge of $2.0 million related to internally developed software due to functionality acquired through the acquisition of Achex in the third quarter of 2001.

Investment Gains and Losses, net

The table below details the investment gains realized and losses incurred during the year ended December 31, 2001.

Gains/(Losses) (in millions):	Year ended December 31, 2001
Write down of investments related to e-commerce businesses	$(32.2)
Write down of an investment in Excite@Home	(9.2)
Write-down of an investment in CheckFree in the all other and corporate segment	(142.8)

Net investment losses	$(184.2)

Divestitures, net

The Company sold a small technology solutions company and an in-store branch banking business in January and August 2001, respectively. There was no gain or loss realized on these sales in 2001.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company discontinued a collection business, which resulted in a pretax loss of $11.4 million in June 2001 relating to the closure. A summary of the charges is as follows:

Gains/(losses) (in millions):	Year ended December 31, 2001
Employee severance	$(4.1)
Facility exit costs	(2.6)
Asset impairment charge	(4.7)

Pre-tax loss	$(11.4)

The Company released prior period divestiture reserves of $39.6 million related primarily to Investor Services Group due to the passage of certain contractual indemnification provisions. Investor Services Group was divested in the fourth quarter of 1999.

Note 3:    Business Combinations and Asset Acquisitions

	Initial Consideration
Businesses and Assets Acquired	Month	Total (a)	Cash
	(in millions)
2003:
TeleCash Kommunikations-Service GmbH	March	$121.4	$121.4
Merchant portfolio acquisitions		4.9	4.9
Four other acquisitions		30.9	30.9

		$157.2	$157.2

2002:
Paymap Inc.	April	$82.0	$82.0
International Check Services, Inc.	April	29.2	29.2
GovConnect, Inc.	April	47.5	47.5
E Commerce Group Products Inc.	June	71.2	71.2
PayPoint Electronic Payment Systems	August	250.9	250.9
Merchant alliance and portfolio acquisitions(b)		146.1	122.5
Six other acquisitions		46.3	44.7

		$673.2	$648.0

2001:
Nihon joint venture	January	$15.2	$15.2
BidPay.com, Inc.	February	27.0	27.0
TASQ Technology Inc.	March	176.1	176.1
FEXCO	March	65.0	65.0
PaySys International, Inc.	April	135.7	135.7
Achex, Inc.	July	32.0	32.0
NYCE Corporation	August	353.1	353.1
TAXWARE International, Inc.	August	39.6	32.1
Encorus Technologies	November	21.3	21.3
Cardservice International, Inc.	December	282.5	123.8
Seven other acquisitions		15.8	15.8

		$1,163.3	$997.1

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(a)	Other consideration, not separately listed in the table above, consists of subsidiary equity, promissory notes and other amounts payable of $0 million in 2003, $25.2 million in 2002 and $166.2 million in 2001.
(b)	The Company contributed merchant contracts with a net book value of $72.8 million to the alliances as part of the consideration, which are not included in the above table.

2003 Acquisitions

On March 24, 2003, the Company acquired TeleCash Kommunikations-Service GmbH (“TeleCash”) for approximately $104.3 million, net of cash acquired of $17.1 million. TeleCash is a Germany-based seller and servicer of POS terminals and an electronic payment network operator. This acquisition allows the Company to expand its commitment to meet the international payment processing needs of banks and merchants.

The preliminary purchase price allocation resulted in identifiable intangible assets of $30.8 million, which are being amortized over five to eight years, except for $6.0 million allocated to a tradename which is amortized over 25 years, and goodwill of $100.5 million.

Other acquisitions made during 2003 include:

•	the purchase of the assets of Frank Solutions Inc., a provider of interactive voice response and web response systems and professional services for state and local governments, in the emerging payments segment;

•	a 51% ownership interest in Eposs Limited (“Eposs”), a Cambridge, UK-based seller of cellular prepaid products in Europe and Asia, which is being accounted for as a consolidated subsidiary in the payment services segment;

•	an interest in a joint venture related to the money transfer business in the payment services segment;

•	the purchase of four merchant portfolios and a TeleCheck franchise in the merchant services segment.

The aggregate consideration paid, net of $26.3 million cash acquired, for acquisitions completed during the twelve months ended December 31, 2003 was $130.9 million. The aggregate preliminary purchase price allocation for these acquisitions resulted in $46.4 million in identifiable intangible assets, which are being amortized over three to ten years, except for a tradename of $6.0 million which is being amortized over 25 years, and goodwill of $126.4 million.

The pro forma impact of all 2003 acquisitions on net income was not material.

In April 2003, the Company signed a definitive agreement to merge with Concord in an all stock transaction. Concord is an electronic transaction processor that operates in two segments, network services and payment services which provide services similar to FDC’s ATM and PIN-based businesses and the merchant acquiring business. Network services provides ATM processing, debit card processing, deposit risk management and STAR® network access principally for financial institutions. Payment services provides point of sale processing, settlement and related services, with specialized systems focusing on supermarkets, major retailers, gas stations, convenience stores, restaurants and trucking companies.

In shareholder meetings held on October 28, 2003 the shareholders of FDC and the shareholders of Concord each approved the merger of the two companies. Prior to these meetings on October 23, 2003, the DOJ along with District of Columbia and eight states, filed a lawsuit against FDC and Concord in United States District Court for the District of Columbia, seeking a permanent injunction against the merger of the two companies. On December 15, 2003, FDC announced an agreement with the DOJ that will allow the Company to complete the

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

pending merger with Concord. The agreement provides for FDC’s divestiture of its 64% ownership of NYCE. Concurrent with reaching agreement with the DOJ, the Company and Concord amended the merger agreement, modifying the exchange ratio from 0.40 to 0.365 FDC common shares for every Concord common share. Because the Company and Concord renegotiated the terms of the merger since the date of the first special shareholders meeting, including the consideration to be received by the shareholders, Concord shareholders must vote on whether to approve the terms of the amended merger agreement. Concord has scheduled this special shareholders meeting to be held on February 26, 2004. If approved by Concord shareholders, the Company expects the merger will close shortly thereafter. FDC is not required to hold a similar shareholder meeting.

To complete the transaction pursuant to the exchange ratio, FDC will issue approximately 170 million shares of FDC common stock to Concord shareholders, and issue options to purchase approximately 21 million shares of FDC common stock. This consideration equates to an approximate purchase price, including acquisition related costs, of $7 billion. Upon completion of the merger, based on the number of FDC and Concord shares and options outstanding on January 16, 2004, FDC’s stockholders immediately prior to the merger will own approximately 81% of FDC’s outstanding shares on a fully diluted basis, and Concord’s former shareholders will own approximately 19%. The exchange of shares in the merger is expected to qualify as a tax-free reorganization, allowing Concord shareholders to defer any gain on their shares for U.S. income tax purposes.

The Company’s cash expenditures of $32.6 million for acquisition costs related to the Concord merger have been deferred. These costs are included in other investing activities in the Consolidated Statement of Cash Flows.

2002 Acquisitions

In April 2002, the Company acquired Paymap Inc. (“Paymap”) for an initial purchase price of approximately $82 million in cash. Additional consideration of $19.4 million was paid in 2003 based on certain operational targets being met and $5.0 million was accrued at December 31, 2003. Paymap is a financial services company that develops and markets innovative electronic payment services such as a mortgage payment accelerator. The purchase price allocation resulted in identifiable intangible assets of $19.7 million, which are being amortized over three to six years, and goodwill of $86.7 million.

Also in April 2002, TeleCheck, a wholly owned subsidiary of the Company, acquired substantially all of the assets of International Check Services, Inc. (“ICS”). ICS is a check acceptance company that provides both traditional and electronic check products. The purchase price allocation resulted in identifiable intangible assets of $8.5 million, which are being amortized over five to 10 years, and goodwill of $21.2 million.

Additionally in April 2002, govONE Solutions, LP (“govONE”), an operating company of eONE Global (“eONE”), acquired GovConnect, Inc. (“GovConnect”), a provider of electronic service delivery, consulting and technology solutions to the government marketplace. The purchase price allocation resulted in identifiable intangible assets of $5.2 million, which are being amortized over five years, and goodwill of $35.3 million.

In June 2002, the Company acquired E Commerce Group Products Inc. (“E Commerce Group”) for an initial purchase price of approximately $71 million in cash. Additional consideration of up to $50.0 million may be paid if certain operational targets are met. As of December 31, 2003, $19.2 million was paid out as certain targets were achieved. E Commerce Group provides e-commerce offerings, including technology that allows companies to receive electronic bill payments. The purchase price allocation resulted in identifiable intangible assets of $21.3 million, which are being amortized over one to five years, and goodwill of $66.6 million.

In August 2002, the Company acquired PayPoint Electronic Payment Systems (“PayPoint”) for approximately $251 million in cash. PayPoint provides electronic commerce and payment services, processing

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

credit and debit transactions, and is one of the largest point-of-sale transaction processors of personal identification number-based debit transactions. The purchase price allocation resulted in identifiable intangible assets of $54.9 million, which are being amortized over five to 10 years, except for trademarks which are amortized over 25 years, and goodwill of $192.8 million.

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

In March 2002, the Company and SunTrust Banks, Inc. (“SunTrust”) formed a new alliance, SunTrust Merchant Services, LLC. The Company and SunTrust each contributed a merchant portfolio to the alliance. Following the contribution, the Company acquired a portion of SunTrust’s equity interest in the alliance for cash. The payment to SunTrust has been treated as an acquired contract cost and is being amortized over a 10-year period. FDC has majority ownership of and management control over the alliance and is consolidating its financial results.

In July 2002, the Company paid cash to acquire substantially all of the bank’s 50% ownership interest in Huntington Merchant Services (“Huntington”). As a result of the purchase, FDC entered into a new 10-year merchant referral agreement with Huntington Bancshares Incorporated. In August 2002, the Company paid cash to acquire the bank’s 50% ownership interest in Wachovia Merchant Services (“Wachovia”). The payments to the alliance banks have been treated as acquired contract costs and are being amortized over a 10-year period.

In September 2002, the Company obtained an increased ownership interest in its alliance with Wells Fargo Bank (“Wells Fargo”) by contributing merchants from its Unified Merchant Services portfolio. Additionally, the alliance was restructured to give the Company management control over the business. Revenues and expenses were retroactively restated to the beginning of 2002 to reflect the Huntington, Wachovia and Wells Fargo alliances, which were previously accounted for under the equity method of accounting, as consolidated subsidiaries for the year ended December 31, 2002. As a result of the transactions, the Company recorded acquired contracts of $54.7 million, which are being amortized over 10 years. In addition, approximately $68.9 million was reclassified from investment in affiliates to acquired contracts.

Other acquisitions made during 2002 include:

•	a partnership with CUETS, a Canadian card processing company, in which FDC has a controlling interest in a merchant acquiring business that is consolidated and a 50% ownership interest in a merchant processing business which is accounted for under the equity method of accounting,

•	the Company entered into a contractual alliance with HBOS under which the Company received a substantial majority of HBOS’ merchant processing revenues. The purchase price allocation resulted in identifiable intangible assets of $39.4 million, which are being amortized over 10 to 20 years,

•	BillingZone, LLC, a provider of outsourcing services for accounts payable and accounts receivable,

•	OMNIPAY, a Dublin, Ireland-based international payment processor,

•	Christopher C. Varvias & Associates S.A., an investment in a money transfer agent accounted for under the equity method of accounting,

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Active Resources, a provider of managed services and outsourcing based in the United Kingdom; and

•	TaxSolver, a provider of tax data and tax form integration software.

The aggregate consideration paid in 2002, net of $23.1 million cash acquired, for acquisitions completed during the twelve months ended December 31, 2002 was $624.9 million. The aggregate purchase price allocation for these acquisitions resulted in $247.3 million in identifiable intangible assets, which are being amortized over three to 10 years, except for a tradename of $12.3 million which is being amortized over 25 years, and goodwill of $407.2 million.

The pro forma impact of all 2002 acquisitions on net income was not material.

2001 Acquisitions

In January 2001, the Company entered into a joint venture and formed Nihon Card Processing Co. Ltd., providing third-party credit card processing services, by contributing cash of approximately $15 million. The Company accounted for this investment under the equity method of accounting through 2002. During 2003, the Company reduced its ownership interest in the joint venture and now accounts for it under the cost method.

In February 2001, the Company acquired Bidpay.com, Inc. (“Bidpay.com”) for approximately $27 million in cash. Bidpay.com is a provider of Internet payment services to online auction markets. The purchase price allocation resulted in identifiable intangible assets of $1.6 million, which are being amortized over three years, and goodwill of $26.5 million.

In March 2001, the Company acquired a 90% ownership interest in TASQ Technology Inc. (“TASQ”) for approximately $176 million in cash. TASQ sells and services point-of-sale terminals and related products. The purchase price allocation resulted in identifiable intangible assets of $39.1 million, which are being amortized over five to ten years, and goodwill of $156.5 million.

The Company acquired a 23% equity interest in its money transfer agent, FEXCO, one of Ireland’s largest financial services companies, for approximately $65 million in cash. The acquisition is reflected as a $65.0 million investment in affiliates, accounted for under the equity method. The $54.9 million excess of purchase price over FDC’s 23% interest in the tangible net assets of FEXCO was allocated to goodwill and software.

In April 2001, the Company acquired PaySys, for approximately $136 million in cash. At the time of acquisition, PaySys provided its VisionPLUS card processing software in more than 35 countries for bank, retail and private label cards. The purchase price allocation resulted in identifiable intangible assets of $41.5 million, which are being amortized over five years, and goodwill of $96.4 million.

In July 2001, the Company acquired Achex for approximately $32 million in cash. Achex was an Internet payment services provider and is being operated as a part of TeleCheck. The purchase price allocation resulted in identifiable intangible assets of $1.3 million, which are being amortized over three years, and goodwill of $27.4 million.

In August 2001, the Company acquired an ownership interest of approximately 64% in NYCE, for approximately $353 million in cash. The purchase price allocation resulted in identifiable intangible assets of $115.4 million, which are being amortized over three to 10 years and goodwill of $309.9 million. In conjunction with the DOJ approval of the Concord acquisition the Company agreed to divest of NYCE (see Note 18).

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In November 2001, eONE acquired the mobile business division of Brokat Technologies, Encorus Technologies (“Encorus”). Encorus provides mobile payment software and services for the wireless payments market. The purchase price allocation resulted in identifiable intangible assets of $7.0 million, which are being amortized over five years, and goodwill of $23.4 million.

In December 2001, FDC acquired the remaining 50% ownership interest in CSI, for approximately $283 million, $123.8 million in cash, $123.8 million in a promissory note that was paid in 2002 and $35.0 million in deferred purchase price. CSI markets electronic credit and debit card processing services to retail merchants. Revenue and expenses were restated to the beginning of 2001 to reflect CSI, which was previously accounted for under the equity method of accounting, as a consolidated subsidiary for the full year. The purchase price allocation resulted in identifiable intangible assets of $69.2 million, which are being amortized over three to 10 years, and goodwill of $223.8 million.

Other acquisitions made during 2001 include:

•	the acquisition of four merchant portfolios,

•	the purchase of a gift card services company, and

•	an online payments provider and a transaction processing business for local, state and federal governmental entities.

The pro forma impact of all 2001 acquisitions on net income was not material.

All of the above business combinations and asset acquisitions were initially accounted for as either purchases or investments in affiliates accounted for using the equity method of accounting.

The following table outlines the net assets acquired to the net cash paid for acquisitions (at date of acquisition):

Year Ended December 31,	2003	2002	2001
	(in millions)
Fair value of net assets acquired	$157.2	$673.2	$1,163.3
Less non-cash consideration	—	(25.2)	(166.2)
Less cash acquired	(26.3)	(23.1)	(15.9)

Net cash paid for acquisitions	$130.9	$624.9	$981.2

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents changes to goodwill for the years ended December 31, 2003 and 2002.

	Payment Services	Merchant Services	Card Issuing Services	Emerging Payments	All Other and Corporate	Totals
	(in millions)
December 31, 2001 balance	$1,150.7	$1,522.5	$400.9	$66.6	$0.2	$3,140.9
Acquisitions	122.0	211.8	8.3	33.5	—	375.6
Purchase price and allocation adjustments related to prior year acquisitions	1.0	19.7	4.2	(2.2)	—	22.7
Other adjustments	(1.0)	—	11.1	(0.2)	—	9.9

December 31, 2002 balance	1,272.7	1,754.0	424.5	97.7	0.2	3,549.1
Acquisitions	16.3	106.3	—	3.8	—	126.4
Purchase price and allocation adjustments related to prior year acquisitions	31.3	4.3	(10.9)	5.2	—	29.9
Other adjustments	0.6	10.2	10.6	4.2	—	25.6

December 31, 2003 balance	$1,320.9	$1,874.8	$424.2	$110.9	$0.2	$3,731.0

FDC recorded exit liabilities of $1.2 million and $3.7 million in 2003 and 2002, respectively, and no exit liabilities were recorded in 2001. At December 31, 2003 and 2002, FDC had total remaining acquisition reserves of $5.0 million and $7.1 million, respectively. Some of the purchase price allocations are preliminary. The Company does not expect any significant adjustments to the preliminary purchase price allocations.

The terms of certain of the Company’s acquisition agreements provide for additional consideration to be paid if the acquired entity’s results of operations exceed certain targeted levels or if certain other conditions are met, as well as other payments or receipts of cash related to certain events that transpired subsequent to the acquisition of certain companies. Targeted levels are generally set substantially above the historical experience of the acquired entity at the time of acquisition. Such additional consideration is paid in cash or with shares of the Company’s common stock or subsidiary equity, and is recorded when earned as additional purchase price. Additional consideration was paid totaling $44.6 million in 2003, $42.4 million in 2002, and $85.8 million in 2001 which included $52.9 million in the form of FDC common stock. The maximum amount of remaining contingent consideration consists of 3 million shares of a subsidiary’s common equity (current value of $8.6 million) and potential cash payments of $37.8 million, of which $5.0 million was earned in 2003 and accrued at December 31, 2003.

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

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2003, there were 12 affiliates accounted for under the equity method of accounting, comprised of six merchant alliances and six strategic investments in companies in related markets, including Western Union agents. During the second quarter 2003, the Company sold a portion of its interest in the Nihon Card Processing Co. Ltd. joint venture, decreasing the Company’s ownership from 35% to 9.5%. As a result, the joint venture is no longer accounted for under the equity method.

The 2002 amounts reflect the retroactive consolidations back to January 1, 2002, of the Huntington Merchant Services, Wachovia Merchant Services and Wells Fargo Merchant Services alliances based on the Company gaining a controlling interest in each of these alliances in the third quarter of 2002. The presentation below, therefore, excludes results and balances for these three entities for 2002. In the fourth quarter of 2002, the Company increased its investment in the Bank One merchant alliance by $42.1 million as the Company funded its proportionate share of the purchase of the Canadian merchant business of the Bank of Nova Scotia (“ScotiaBank”) by Paymentech, which is jointly owned by FDC and Bank One. The additional investment is included in “payments related to other businesses previously acquired” in the Consolidated Statements of Cash Flows. The 2001 amounts include the results of the three alliances consolidated in 2002 but exclude the results of CSI. The Company increased its ownership interest in CSI to 100% in the fourth quarter of 2001 and retroactively consolidated CSI back to January 1, 2001.

A summary of financial information for the merchant alliances and other affiliates accounted for under the equity method of accounting is as follows:

December 31,	2003	2002
	(in millions)
Total assets	$3,602.1	$3,406.2
Total liabilities	2,462.9	2,326.2

Year Ended December 31,	2003	2002	2001
	(in millions)
Net operating revenues	$1,387.0	$1,254.9	$1,480.7
Operating expenses	965.9	873.4	948.3

Operating income	421.1	381.5	532.4

Net income	339.3	311.3	463.5

FDC share of net income	166.6	143.4	225.8
Amortization expense	27.9	24.8	41.9

FDC equity earnings	$138.7	$118.6	$183.9

The primary components of assets and liabilities are settlement-related accounts as described in Note 5.

The formation of a merchant alliance generally involves each of the Company and a financial institution contributing merchant contracts to the alliance and a cash payment from one owner to the other to achieve the desired ownership percentage for each. The asset amounts reflected above are owned by the alliances and other equity method investees and do not include any of such payments made by the Company. The amount by which the total of the Company’s investments in its joint ventures exceeded its proportionate share of the joint ventures’ net assets totaled $530.6 million and $544.6 million at December 31, 2003 and 2002, respectively. Prior to 2002, the entire excess was being amortized, however, in connection with the January 1, 2002 adoption of SFAS 142, the Company ceased amortizing the $369.2 million portion of the excess deemed to be goodwill.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

December 31,	2003	2002
	(in millions)
Settlement assets:
Cash and cash equivalents	$4,095.5	$5,536.8
Investment securities	10,212.3	10,141.2
Due from card associations	438.2	513.4
Due from selling agents	373.3	497.1

	$15,119.3	$16,688.5

Settlement obligations:
Payment instruments outstanding	$11,670.6	$13,090.6
Card settlements due to merchants	974.7	1,077.2
Due to selling agents	2,187.9	2,126.5

	$14,833.2	$16,294.3

Cash equivalents consist of short-term time deposits, commercial paper and other highly liquid investments. See Note 6 for information concerning the Company’s investment securities. Due from selling agents includes transactions with certain non-consolidated affiliates of $33.3 million and $31.3 million at December 31, 2003 and 2002, respectively.

FDC generates revenues from its investment of certain settlement assets, a substantial majority of which are cash equivalents and investment securities within the Company’s payment services business. At December 31, 2003, 99% of the payment services portfolio was invested in AA or above-rated securities. Payment services investment portfolio balances averaged $13.5 billion in 2003, $12.0 billion in 2002, and $10.0 billion in 2001. Investment revenues (before commissions to certain selling agents) from payment services portfolios totaled $553.3 million in 2003, $482.0 million in 2002, and $466.3 million in 2001 ($782.4 million, $698.6 million, and $637.3 million, respectively, on a pretax equivalent basis).

Note 6:    Investment Securities

Investment securities are a principal component of the Company’s settlement assets, and represent the investment of funds received by FDC from the sale of payment instruments (principally official checks and money orders) by authorized agents. The Company also maintains various other investments, primarily equity securities, which are classified as available-for-sale and carried at fair market value of $119.1 million at December 31, 2003 and $113.1 million at December 31, 2002. In addition, the Company has investments in equity securities and other investments that are not publicly traded which are carried at cost of $51.3 million and $52.8 million at December 31, 2003 and 2002, respectively. See Note 2 for additional discussion pertaining to the write-down of investments.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Within settlement assets, virtually all of FDC’s investment securities are debt securities, most of which have maturities greater than one year. At December 31, 2003, 63% of these debt securities mature within five years and 100% within 10 years. Realized pretax gains from the sale of these investment securities were $138.2 million for 2003, $65.4 million for 2002, and $34.4 million for 2001. The net of tax amount of the realized gains that the Company reclassified out of “other comprehensive income” into investment income for the years ended December 31, 2003, 2002 and 2001 were $89.8 million, $42.5 million and $22.4 million, respectively. The Company uses specific identification to determine the cost of a security sold and the amount of gains and losses reclassified out of OCI. The Company received proceeds from these sales of $3,977.3 million, $1,961.3 million, and $1,324.3 million in 2003, 2002 and 2001, respectively.

The principal components of investment securities, which are carried at fair value, are as follows:

	Fair Value	Cost(1)	Net Unrealized Gain (Loss)
	(in millions)
December 31, 2003
State and municipal obligations *	$10,030.1	$9,742.0	$288.1
Adjustable rate mortgage-backed securities	61.2	61.1	0.1
Other securities:
Investment partnerships (2)	82.4	82.4	—
Cost-based investments	51.3	51.3	—
CheckFree common stock	108.3	114.1	(5.8)
Preferred stock	49.4	55.4	(6.0)

Total other	291.4	303.2	(11.8)

Totals	$10,382.7	$10,106.3	$276.4

December 31, 2002
State and municipal obligations *	$9,925.8	$9,530.6	$395.2
Corporate bonds	4.9	5.0	(0.1)
Adjustable rate mortgage-backed securities	85.5	85.3	0.2
Other securities:
Investment partnerships (2)	78.4	78.4	—
Cost-based investments	52.8	52.8	—
CheckFree common stock	62.6	114.1	(51.5)
Preferred stock	97.1	108.9	(11.8)

Total other	290.9	354.2	(63.3)

Totals	$10,307.1	$9,975.1	$332.0

*	Included in the net unrealized gain are losses of $8.7 million and $0.6 million for 2003 and 2002 due to declines in interest rates.
(1)	Represents amortized cost for debt securities.
(2)	Investments in investment partnerships are accounted for under the equity method of accounting.

During 2000 FDC completed the merger of its joint venture, TransPoint with CheckFree. The merger resulted in FDC receiving consideration of 6.6 million shares of CheckFree stock and recognizing a pre-tax gain of $186.0 million. In September 2001, the Company recorded a $142.8 million impairment charge for the Company’s investment in CheckFree due to a decline in market value that was considered other than temporary. During 2002, the Company recorded a $9.6 million gain on the sale of a portion of the Company’s investment in

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CheckFree. Included in the other net unrealized loss at December 31, 2003 and 2002 is $5.8 million and $51.5 million, respectively, related to CheckFree. Offsetting these unrealized losses are the unrealized gains on the costless collars the Company utilizes to hedge the exposure (see Note 7). The unrealized losses noted above for preferred stock are considered temporary in nature as the Company intends to hold one of the investments to redemption and other losses are due to declines in interest rates.

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

Hedge of a net investment in a foreign operation

The Company has a net investment in a Japanese entity of approximately $3.5 million and $14.3 million at December 31, 2003 and 2002, respectively. In order to eliminate the impact of foreign currency movements on the Company’s financial position, the Company hedged its Japanese yen (“yen”) exposure with a nonderivative debt instrument denominated in yen having a notional value of approximately $4.0 million and $13.8 million at December 31, 2003 and 2002, respectively.

The Company designated the nonderivative debt instrument as a hedge of the net investment in the Japanese entity. The hedge ineffectiveness for 2003 was immaterial and there was no hedge ineffectiveness in 2002. The amount the Company realized in OCI for the years ended December 31, 2003 and 2002 offsetting the foreign currency translation loss on the investment was immaterial.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair value of financial instruments

Carrying amounts for certain of FDC’s financial instruments (cash and cash equivalents and short-term borrowings) approximate fair value due to their short maturities. These instruments are not in the following table, which provides the estimated fair values of other nonderivative financial instruments and derivative financial instruments.

December 31,	2003		2002
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value

Nonderivative financial instruments:
Long-term investment securities	$10,382.7	$10,382.7	$10,307.1	$10,307.1
Long-term debt	2,915.9	3,045.7	2,561.8	2,794.4
Derivative financial instruments:
Interest rate swaps related to commissions payable, net	$(313.5)	$(313.5)	$(466.6)	$(466.6)
Interest rate and foreign currency swaps related to fixed rate debt	48.1	48.1	37.9	37.9
Costless collars used to hedge investment in certain equity securities	16.7	16.7	53.6	53.6
Foreign currency option and forward contracts	(24.5)	(24.5)	(16.4)	(16.4)

The estimated fair value of nonderivative financial instruments is based primarily on market quotations whereas the estimated fair value of derivative financial instruments is based on market and dealer quotations. Accordingly, these estimated values may not be representative of actual values that could have been realized as of the year-end dates or that will be realized in the future.

DERIVATIVE FINANCIAL INSTRUMENTS

Accounting for Derivative Instruments and Hedging Activities

The Company utilizes certain derivative financial instruments to enhance its ability to manage risks that exist as part of ongoing business operations. The Company recognizes all derivatives in the Consolidated Balance Sheets at their fair value. The estimated fair value of the derivatives is based on market and dealer quotations. The Company presently uses derivatives to mitigate cash flow risks with respect to forecasted transactions, changes in interest rates and changes in equity prices and fair value risk related to changes in interest rates. On the date the derivative contract is entered into, the Company designates the derivative as either a cash flow hedge or a fair value hedge depending on the asset, liability or forecasted transaction being hedged. Changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge are recorded in OCI and reclassified into earnings in the same period or periods the hedged transaction affects earnings. Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge are generally recorded immediately in earnings along with the corresponding change in fair value of the hedged item.

At December 31, 2003 and 2002, the Company had foreign currency forward contracts relating to settlement activities for its money transfer business. These derivative instruments are short-term, generally less than two weeks, and mitigate the Company’s foreign currency risk relating to the receipt and payment of money transfers. The Company does not designate these forward contracts as foreign currency hedges. Accordingly, any changes in fair value are recognized immediately in the Consolidated Statements of Income. Other than these contracts, the Company does not have any derivative instruments that were not designated and effective as a hedge at December 31, 2003 or 2002.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company formally documents all relationships between hedging instruments and the underlying hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to forecasted transactions or fair value hedges to the related underlying. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows or fair value of the hedged items. The Company also performs an assessment of the probability of the forecasted transaction on an ongoing basis. If it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge or if the forecasted transaction is no longer probable, the Company will discontinue hedge accounting prospectively for such derivative.

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

The Company’s policy is to minimize its cash flow and fair value exposure to adverse changes in interest rates and its cash flow exposure to foreign currency exchange rates and equity prices. The Company’s objective is to engage in risk management strategies that provide adequate downside protection.

CREDIT RISK

FDC does not believe that its derivative financial instruments expose it to more than a nominal amount of credit risk, as the counterparties are established, well-capitalized financial institutions with a major rating agency credit rating of “A” or better. The credit risk inherent in these agreements represents the possibility that a loss may occur from the nonperformance of a counterparty to the agreements. The Company monitors the credit risk of these counterparties and the concentration of its contracts with individual counterparties. FDC anticipates that the counterparties will be able to fully satisfy their obligations under the agreements. FDC’s exposures are in liquid currencies (primarily in U.S. dollars, euros, British pounds and Canadian and Australian dollars) and active equity markets, so there is minimal risk that appropriate derivatives to maintain the hedging program would not be available in the future.

CASH FLOW HEDGES

Interest Rate Derivatives

A portion of the Company’s payment services business involves the payment of commissions to selling agents that are computed based on short-term, one and three-month, interest rates. The portion of commissions to selling agents that are hedged are primarily based on three month interest rates. These agreements expose the Company to variability in commission payments due to changes in interest rates. The Company has interest rate swap agreements, which serve to effectively convert the variable rate commissions paid to agents to fixed rate amounts while the Company receives payments principally based on three-month variable rates. The aggregate notional amount of these interest rate swap agreements were $5.9 billion and $6.0 billion at December 31, 2003 and 2002, respectively. The notional amount represents the commissionable balance, on which agent commissions are paid, hedged by these interest rate swaps.

The critical terms of the interest rate swap and the hedged commission payment obligation are the same. Accordingly, no ineffectiveness arises relating to these cash flow hedges. Changes in the fair value of interest rate swaps designated as hedging instruments of the variability of cash flows associated with floating rate

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

commission payment obligations are reported in OCI. These amounts subsequently are reclassified into revenue in the same period in which the commissions are paid. As of December 31, 2003, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with interest rate risk is nine years. More than 97% of these interest rate swaps expire in seven years or less. During the year ending December 31, 2004, approximately $181 million of losses in OCI related to the interest rate swaps are expected to be reclassified into revenue. However, the loss recognized on the interest rate swaps is expected to be offset by lower commission expense charged against revenues.

Foreign Currency Derivatives

The Company’s cash flows are exposed to foreign currency risk from transactions denominated in foreign currencies, primarily the euro, British pound (“pounds”), Canadian and Australian dollar. The Company utilizes foreign currency forward exchange contracts and currency swaps, which qualify as cash flow hedges to mitigate some of this risk. These are intended to offset the effect of exchange rate fluctuations on forecasted sales for the next seven years and debt that matures on March 11, 2004. Gains and losses on the derivatives are intended to offset losses and gains on the hedged transactions in an effort to reduce the earnings volatility resulting from fluctuating foreign currency exchange rates.

The aggregate notional amount of the euro foreign currency forward sale contracts was 171 million euros and 138.2 million euros at December 31, 2003 and 2002, respectively. The aggregate notional amount of the pound foreign currency forward sale contracts was 22 million pounds at December 31, 2003. The Company did not have any foreign currency forward sale contracts denominated in pounds at December 31, 2002. The aggregate notional amount of the Canadian dollar foreign currency forward sale contracts was 41.5 million Canadian dollars at December 31, 2003. The Company did not have any foreign currency forward sale contracts denominated in Canadian dollars at December 31, 2002. The aggregate notional amount of the euro foreign currency swaps was 10.0 million euros at December 31, 2002. The aggregate notional amount of the Australian dollar foreign currency swaps was 158.4 million Australian dollars at December 31, 2003 and 2002. The notional amount represents the portion of forecasted foreign currency denominated revenues or long-term debt hedged by forward and swap contracts.

Since the critical terms of the forward and swap contracts and the hedged transactions are the same, the amount of ineffectiveness relating to these cash flow hedges is immaterial. Changes in the fair value of the forward contracts designated as hedging instruments of the variability of cash flows associated with foreign currency risk are reported in OCI. These amounts subsequently are reclassified into revenue or expense in the same period in which the foreign currency transaction occurs. As of December 31, 2003, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with foreign currency risk is seven years for revenues, although over 94% of the aggregate notional amount expires within one year, and 3 months with respect to the long-term debt. During the year ending December 31, 2004, approximately $22.2 million of losses in OCI related to the options and forward contracts are expected to be reclassified into revenue.

Other Cash Flow Hedges

The Company holds investments in equity securities of a certain publicly traded company and has hedged the anticipated future cash flows related to certain of these investments through the use of costless collars (the sale of a call option on the investment shares, combined with the purchase of a put option on the same amount of shares). The fair value of the underlying shares subject to the collars was $108.3 million and $62.6 million as compared with the aggregate put value of $115.9 million at December 31, 2003 and 2002, respectively. Based upon the Company’s intent to sell the underlying shares upon the maturities of the collars, the collars qualify, and have been designated, as cash flow hedges. Since the critical terms of the costless collars match the critical terms of the investment, any mark-to-market changes in the underlying shares are recorded as an adjustment to OCI and will subsequently be reclassified into earnings in the periods the costless collars settle.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2003, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with certain equity securities is four years. The costless collars begin to expire at various dates beginning in 2004. In 2001, the investment in CheckFree was written down to the put value of the collars. As they begin to settle in 2004 it is not anticipated that any amounts will be reclassified into income or expense upon expiration of the costless collars during the year ended December 31, 2004.

FAIR VALUE HEDGES

Interest Rate Swaps

During 2001 and 2003, the Company entered into certain interest rate swap agreements to hedge the exposure of changes in fair value resulting from certain fixed rate debt. Under these agreements, the Company swapped certain fixed rate debt to floating rate debt. Changes in the fair value of the interest rate swap will offset changes in the fair value of the debt. Accordingly, there is no ineffectiveness related to these interest rate swaps.

The aggregate notional amount of these interest rate swaps was $1.5 billion and $1.2 billion at December 31, 2003 and 2002, respectively. The notional amount represents the amount of long-term debt subject to the interest rate swaps.

Accumulated Derivative Gains or Losses

The following table summarizes activity in other comprehensive income for the years ended December 31, 2003 and 2002, related to derivative instruments classified as cash flow hedges held by the Company:

	2003	2002
	(in millions)
Accumulated loss included in other comprehensive income at January 1	$(281.6)	$(69.1)
Less: Reclassifications into earnings from other comprehensive income	163.6	119.6

	(118.0)	50.5
Changes in fair value of derivatives—loss	(91.3)	(332.1)

Accumulated loss included in other comprehensive income at December 31	$(209.3)	$(281.6)

Note 8:    Income Taxes

Year Ended December 31,	2003	2002	2001
	(in millions)
Components of pretax income before discontinued operations and cumulative effect of a change in accounting principle:
Domestic	$1,737.9	$1,594.2	$1,174.4
Foreign	120.0	60.3	30.0

	$1,857.9	$1,654.5	$1,204.4

Provision for income taxes:
Federal	$386.5	$372.0	$277.8
State and local	54.2	51.0	49.1
Foreign	23.2	(0.7)	6.1

	$463.9	$422.3	$333.0

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s effective tax rates from continuing operations differ from statutory rates as follows:

Year Ended December 31,	2003	2002	2001
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.9	2.0	2.5
Foreign rate differential	(0.7)	0.1	0.1
Nondeductible amortization of intangible assets	—	—	2.4
Interest earned on municipal investments	(7.5)	(8.2)	(9.1)
Tax credits	(0.6)	(0.7)	(0.8)
Dividend exclusion	(0.5)	(0.6)	(0.8)
Prior year statute expiration	(2.2)	(1.0)	(1.2)
Other	(0.4)	(1.1)	(0.5)

Effective tax rate	25.0%	25.5%	27.6%

FDC’s income tax provisions consist of the following components:

Year Ended December 31,	2003	2002	2001
	(in millions)
Current	$346.3	$367.5	$307.1
Deferred	117.6	54.8	25.9

	$463.9	$422.3	$333.0

Income tax payments of $416.0 million in 2003 are more than current expense primarily due to tax payments related to the prior year tax liability. Income tax payments of $98.0 million in 2002 are less than current expense primarily due to increased tax benefits associated with the exercise of stock options recorded directly to equity and an overpayment of 2001 tax applied to the 2002 tax liability. Income tax payments of $270.7 million in 2001 are less than current expense primarily due to tax benefits recorded directly to equity for 2001.

Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the book and tax basis of the Company’s assets and liabilities. Net deferred tax liabilities are included in accounts payable and other liabilities in the Consolidated Balance Sheets. The following table outlines the principal components of deferred tax items:

December 31,	2003	2002
	(in millions)
Deferred tax assets related to:
Accrued expenses	$100.5	$137.8
Pension obligations	65.0	64.7
Employee related liabilities	34.5	37.7
Deferred revenues	9.8	8.9
Unrealized hedging and investments, net	16.1	35.6
Foreign exchange gain/loss	(33.0)	14.3

	192.9	299.0

Deferred tax liabilities related to:
Property, equipment and intangibles	(441.5)	(411.6)
Sale/exchange of equity interest in affiliates	(103.7)	(50.9)
Other	(58.9)	(51.1)

	(604.1)	(513.6)

Net deferred tax liabilities	$(411.2)	$(214.6)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2003, no provision had been made for U.S. federal and state income taxes on approximately $96.1 million of foreign earnings, which are expected to be reinvested indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. tax liability is not practicable because of the complexities associated with its hypothetical calculation.

Note 9:    Borrowings

December 31,	2003	2002
	(in millions)
Short-Term Borrowings:
Commercial paper	—	$349.9
6 5/8% Notes due 2003	—	200.0
Capital lease obligations	$21.9	21.5
Floating rate note	100.0	—
2% Senior convertible notes due 2008	537.2	—
Other short-term borrowings	—	1.3
Long-Term Debt:
Medium-term notes	348.3	347.9
6 3/4% Notes due 2005	199.7	199.5
5 5/8% Notes due 2011	645.3	644.7
4 7/10% Notes due 2006	647.9	647.1
4 7/8% Convertible notes due 2005	—	16.7
2% Senior convertible notes due 2008	—	536.0
3 3/8% Notes due 2008	498.5	—
4 7/10% Notes due 2013	498.2	—
Floating rate note	—	100.0
Capital lease obligations	24.2	16.4
Other long-term debt	5.7	15.6
Adjustments to carrying value for mark-to-market of interest rate and foreign currency swaps	48.1	37.9

	$3,575.0	$3,134.5

The Company’s commercial paper borrowings during the years ended December 31, 2003 and 2002 had weighted-average interest rates of 1.2% and 1.7%, respectively.

The Company has a $1.5 billion commercial paper program that is supported by a $1.1 billion revolving credit facility (the “facility”), which expires on November 3, 2005. As of December 31, 2003, the Company did not have any commercial paper borrowings outstanding under the program. Interest rates for borrowings under the facility are based on market rates. The facility contains customary covenants, which are not expected to significantly affect FDC’s operations. At December 31, 2003, the Company was in compliance with all of these covenants.

During the second quarter of 2003, the Company filed a $1.8 billion shelf registration providing for the issuance of debt and equity securities. During the first quarter of 2001, the Company filed a $1.5 billion shelf registration facility providing for the issuance of debt and equity securities, of which the remaining $200 million

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

was utilized during 2003. On July 30, 2003, the Company issued $500 million of 3 3/8% senior notes due August 1, 2008 and $500 million of 4 7/10% senior notes due August 1, 2013 under these shelf registrations. The Company received net proceeds of $992.6 million from these issuances, which were used to repay a portion of outstanding commercial paper, repurchase the Company’s common stock and for general corporate purposes. In conjunction with the debt offering, the Company entered into five and ten year interest rate swaps with notional amounts of $250 million each to receive interest at the coupon rate of the debt and to pay interest at a variable rate equal to LIBOR plus 0.03% and 0.20%, respectively. The Company expects the change in the fair value of the interest rate swaps to offset changes in the fair value of the fixed rate debt due to market interest rate changes. At December 31, 2003, the interest rate swaps effectively decreased the fair value of the 3 3/8% term notes and the 4 7/10% term notes by $1.4 million and $1.9 million, respectively. The weighted average interest rate on the five and 10-year notes on December 31, 2003 was 2.4% and 3.1%, respectively. After the July 2003 issuance, $1 billion remained available under the 2003 shelf registration.

During 2003, the Company entered into capital lease agreements to finance the purchase of equipment and software. The terms of the capital leases range from one to three years and resulted in the Company recording an additional $7.5 million in short-term and $11.3 million in long-term borrowings at December 31, 2003.

In November 1999, the Company established a $300 million extendable commercial notes (“ECN”) program. As of December 31, 2003 and 2002, there were no outstanding notes under the ECN program.

In addition, FDC has bank credit lines of $250 million. The interest rates for borrowings under the credit lines are based on market rates. As of December 31, 2003, there were no borrowings outstanding under these credit lines.

In November 2001, the Company issued $650 million of 4 7/10% senior notes due 2006 and $650 million of 5 5/8% senior notes due 2011 and received net proceeds of $646 million and $644 million, respectively. The proceeds from these offerings were used to repay outstanding commercial paper, fund acquisitions and repurchase common stock. Interest on the notes, which are public debt offerings, is payable semi-annually in arrears. The notes do not have sinking fund obligations. In conjunction with the November 2001 debt offerings, the Company entered into several five-year interest rate swaps to receive interest at a fixed rate of 4 7/10% and to pay interest at a variable rate equal to LIBOR plus 0.1738%. At December 31, 2003, the interest rate swap effectively increased the fair value of the 4 7/10% term notes by $22.4 million. At December 31, 2002, the interest rate swap effectively increased the fair value of the 4 7/10% term notes by $30.1 million.

In the first quarter of 2001, the Company issued $542 million of 2% Senior Convertible Contingent Debt Securities due 2008, and received net proceeds of approximately $535 million. The securities are contingently convertible into approximately 13.2 million shares, at $40.95 a share, once certain conditions are satisfied based upon the trading price of the Company’s common stock at a premium and/or the CODES. Interest is payable semi-annually in arrears. The securities do not have sinking fund obligations. The CODES are redeemable at the option of the Company commencing March 1, 2004 and at the option of holders of the CODES on March 1, 2004 and 2006. On February 2, 2004, pursuant to its rights under the CODES agreement, the Company announced it would exercise its right to call the CODES on March 3, 2004. Bondholders will have the option of taking cash or common stock.

During March 1999, the Company entered into a $100 million, five-year maturity debt financing (“Floating rate note”) with a floating interest rate based on LIBOR. Under certain circumstances the financing may be prepaid. The debt and interest are denominated in Australian and New Zealand dollars, respectively. Through a

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

series of currency swap agreements the Company’s obligations have been effectively converted to U.S. dollar denomination. At December 31, 2003, the foreign currency swap increased the fair value of the Floating rate note by $23.5 million. At December 31, 2002, the foreign currency swap decreased the fair value of the Floating rate note by $0.5 million.

The outstanding medium-term notes have interest rates ranging from 5.80% to 6.38% and are due at various dates through 2008. Interest on the 6 3/4% term notes, which are public debt offerings, is payable semi-annually in arrears. These notes do not have sinking fund obligations and they are not redeemable prior to maturity.

In 2001, the Company entered into two interest rate swaps to receive interest at the fixed rates of 6 5/8% and 6 3/4%, respectively, and to pay interest at variable rates equal to LIBOR plus 3.52% and 2.415%, respectively. The Company expects the changes in the fair value of the interest rate swaps to offset changes in the fair value of the fixed rate debt due to market interest rate changes. The $200 million 6 5/8% term note and related swap both matured in 2003. At December 31, 2003, the interest rate swap effectively increased the fair value of the 6 3/4% term notes by $5.5 million, respectively. At December 31, 2002, the interest rate swaps effectively increased the fair value of the 6 5/8% term notes and 6 3/4% term notes by $0.1 million and $8.2 million, respectively.

In December 1998, in conjunction with the execution of a card issuing services processing contract, the Company issued a seven-year $50 million convertible debenture at an interest rate of 4 7/8%. In December 2002, $33.3 million of the note was converted into 1.83 million shares. The remaining $16.7 million of the note was converted into 0.91 million shares in the second quarter of 2003.

Aggregate annual maturities of long-term debt are $223.0 million in 2005, $653.5 million in 2006, $248.9 million in 2007, and $598.0 million in 2008 and $1,144.4 million in all periods thereafter.

Some of the Company’s borrowing agreements have certain restrictive covenants that may include limitations on the amount of subsidiary indebtedness, the allowance of liens, entering sale and leaseback transactions, the declaration of dividends by the Company’s subsidiaries, and certain fundamental changes by the Company. The Company would also be in default if the Company failed to pay certain obligations or failed to maintain an interest coverage ratio of not less than 2.5 to 1. The Company’s current interest coverage ratio is 18.5 to 1.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10:	Supplemental Balance Sheet Information

December 31,	2003	2002
	(in millions)
Accounts receivable:
Customers	$1,309.8	$1,169.5
Unconsolidated merchant alliances	55.5	80.8
Interest and other receivables	203.4	201.3

	1,568.7	1,451.6
Less allowance for doubtful accounts	(43.8)	(66.1)

	$1,524.9	$1,385.5

Property and equipment:
Land	$64.7	$38.9
Buildings	295.3	259.4
Leasehold improvements	161.8	155.0
Equipment and furniture	1,668.4	1,618.3
Equipment under capital lease	57.9	38.9

	2,248.1	2,110.5
Less accumulated depreciation and amortization	(1,555.8)	(1,370.2)

	$692.3	$740.3

Other assets:
Investments	$170.4	$165.9
Regulatory and escrowed cash	422.4	258.2
Derivative financial instruments	121.8	140.0
Prepaid expenses	172.4	121.4
Inventory	91.0	75.3
Other	28.4	55.7

	$1,006.4	$816.5

Accounts payable and other liabilities:
Accounts payable and accrued expenses	$830.4	$742.4
Compensation and benefit liabilities	265.9	254.8
Pension obligations	192.8	172.7
Accrued costs of businesses acquired (including deferred acquisition consideration)	127.1	105.9
Income taxes payable	169.3	328.8
Deferred income taxes	411.2	214.6
Minority interest	162.6	158.3
Derivative financial instruments	395.0	531.5
Other liabilities	439.3	388.2

	$2,993.6	$2,897.2

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11:	Related Party Transactions

Merchant Alliances

A substantial portion of the Company’s business within the merchant services segment is conducted through merchant alliances. Certain merchant alliances, as it pertains to investments accounted for under the equity method, are joint ventures between the Company and financial institutions. No directors or officers of the Company have ownership interests in any of the alliances. The formation of these alliances generally involves each of the Company and the bank contributing contractual merchant relationships to the alliance and a cash payment from one owner to the other to achieve the desired ownership percentage for each. Concurrent with the negotiations surrounding this process, the Company and the bank negotiate a long-term processing services agreement. This agreement governs the Company’s provision of transaction processing services to the alliance. The Company, therefore, has two income streams from these alliances, its share of the alliance’s net income (classified as “equity earnings in affiliates”) and the processing fees it charges to the alliance (classified as “transaction processing and service fees”). The processing fees are based on transaction volumes and unit pricing as contained in the processing services agreement negotiated with the alliance partner.

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

Based upon the fact that the Company negotiated all agreements with each alliance bank, all transactions between the Company and its alliances were conducted at arms length. However, SFAS No. 57, “Related Party Disclosures,” defines a transaction between a Company and an investee accounted for under the equity method to be a related party transaction requiring the separate disclosure in the financial statements provided by the Company. The amounts are presented on the face of the Consolidated Statements of Income.

Other Affiliates

The Company has an ownership interest in three international agents, which are accounted for under the equity method of accounting. The Company pays these agents, as it does its other agents, commissions for money transfer and other services they provide on Western Union’s behalf. These commissions are negotiated at arms length. Commissions paid to these agents for the years ended December 31, 2003, 2002 and 2001 totaled $68.8 million, $58.2 million and $48.0 million, respectively.

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

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Transactions and Balances Involving Directors and Company Executives

Mr. Robinson, a member of the Board of Directors, and members of his family control and/or have equity interests in RRE Investors, L.P.; RRE Ventures II, L.P.; RRE Ventures Fund II, L.P., RRE Ventures III-A, L.P. and RRE Advisors, LLC. Prior to authorizing the investments as described below, Mr. Robinson’s interests in the transactions were disclosed to the Board or the Executive Committee of the Board and the Board or Executive Committee unanimously approved the transactions. The Company or eONE made commitments of $3.0 million, $5.0 million, and $1.0 million in 1996, 1999, and 2001, respectively, to RRE Investors, L.P.; RRE Ventures II, L.P. and RRE Ventures III-A, L.P. eONE is required to pay RRE Advisors, LLC an annual management fee of between 1.0% and 2.5% of its capital commitment. Such fees totaled $0.2 million, $0.2 million and $0.2 million in 2003, 2002 and 2001, respectively. At December 31, 2003 and 2002 the carrying value of eONE’s investment in the RRE entities was $2.2 million and $2.9 million, respectively.

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

The Company, RRE Ventures II, L.P.; RRE Ventures Fund II, L.P. and other third-party investors purchased equity securities issued by e-Duction Inc. In connection with that financing, certain existing equity security holders, including RRE Ventures II, L.P., and RRE Ventures Fund II, L.P. received warrants to purchase e-Duction common stock. In March 2003 RRE Ventures II, L.P., FDC and other third parties purchased $6 million of senior secured convertible bridge notes from e-Duction and received warrants to purchase e-Duction common stock upon issuance of the notes. FDC’s portion of the note is $2.4 million.

On February 1, 2001, eONE loaned Mr. Staglin, a director of the Company through March 6, 2002 and Chief Executive Officer of eONE, $16.9 million at 7.4% interest. Effective April 1, 2002, the interest rate on the note was amended to make it annually variable with an initial rate of 5.37%. The outstanding balance at December 31, 2003 was $16.7 million and the interest rate was 4.62%. The loan is secured by Mr. Staglin’s eONE stock and has 100% recourse as to interest and 50% recourse as to principal, and was made to allow Mr. Staglin to exercise his options to purchase Class B Common Limited Partnership Interests of eONE.

Note 12:	Commitments and Contingencies

The Company leases certain of its facilities and equipment under operating lease agreements, substantially all of which contain renewal options. Total rent expense for operating leases was $134.8 million in 2003, $137.3 million in 2002 and $129.6 million in 2001.

Future minimum aggregate rental commitments at December 31, 2003 under all noncancelable leases, net of sublease income, are as follows (in millions):

Year	Amount
2004	$77.7
2005	62.6
2006	53.1
2007	41.7
2008	31.6
Thereafter	52.4

Total future lease payments	$319.1

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The sublease income is earned from leased space, which FDC concurrently subleases to its customers with comparable time periods. Certain future lease rental income exceeds lease payments, and was excluded from the rental commitment amounts above. At December 31, 2003, these amounts totaled $34.6 million in FDC obligations. The Company has guaranteed residual values aggregating $82.2 million related to synthetic operating leases.

In addition, the Company has certain guarantees imbedded in leases and other agreements wherein the Company is required to relieve the counterparty in the event of changes in the tax code or rates. The Company believes the fair value of such guarantees is insignificant due to the likelihood and extent of the potential changes.

In connection with FDC’s money transfer business, the Company entered into a minimum purchase agreement with one of its data processing vendors. Under this agreement, the Company is required to purchase at least $70 million in goods and services over a period of 66 months commencing January 1, 2003. At December 31, 2003, approximately $48.0 million in goods remained to be purchased under this agreement.

In 2001, two putative class actions based on similar factual allegations were filed in the United States District Court for the Eastern District of New York against the Company and its subsidiary, Western Union Financial Services, Inc., asserting claims on behalf of a putative worldwide class (excluding members of the settlement class of similar actions previously filed against the Company and its subsidiaries). These actions have been consolidated into a single action. The plaintiffs claim that the Company, Western Union and Orlandi Valuta impose an undisclosed “charge” when they transmit consumers’ money by wire either from the United States to international locations or from international locations to the United States, in that the exchange rate used in these transactions is less favorable than the exchange rate that Western Union and Orlandi Valuta receive when they trade currency in the international money market. Plaintiffs further assert that Western Union’s failure to disclose this “charge” in the transactions violates 18 U.S.C. section 1961 et seq. and state deceptive trade practices statutes, and also asserts claims for civil conspiracy. The plaintiffs seek injunctive relief, compensatory damages in an amount to be proven at trial, treble damages, punitive damages, attorneys’ fees, and costs of suit. The parties to this action reached a proposed settlement of all claims that includes the following: (1) Western Union (and, with respect to money transfer transactions from the U.S. other than California to Mexico, Orlandi Valuta) will issue coupons for discounts on future international money transfer transactions to customers who transferred money from the U.S. to certain countries other than Mexico between January 1, 1995 and approximately March 31, 2000 (for certain services, Western Union will issue coupons for transactions conducted as late as December 31, 2001), from anywhere in the U.S. other than California to Mexico between September 1, 1999 and March 31, 2000 (again, for certain services, Western Union will issue coupons for transactions conducted as late as December 31, 2001), from countries other than Canada to the U.S. between January 1, 1995 and March 31, 2000, and from Canada to the U.S. between January 1, 1995 and approximately July 31, 2002; (2) injunctive relief requiring Western Union and Orlandi Valuta to make additional disclosures regarding their foreign exchange practices; and (3) reasonable attorneys’ fees, expenses and costs as well as the costs of settlement notice and administration. The Court has granted preliminary approval of the proposed settlement, granted approval of the proposed form and manner of class notice, and scheduled a Fairness Hearing for April 9, 2004. If the settlement is not approved, the Company intends to vigorously defend this action.

During the three months ended June 30, 2002, the Company accrued $30.0 million as the estimated cost of settling money transfer litigation matters including those discussed in the preceding paragraph. The discounts on future money transfer transactions will be recognized as incurred.

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

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On April 2, 2003, FDC and Concord announced a proposed merger of the companies. On October 23, 2003, the United States Department of Justice (“DOJ”), along with District of Columbia and eight states, filed a lawsuit against FDC and Concord in United States District Court for the District of Columbia, seeking a permanent injunction against the merger of the two companies. On December 14, 2003, the Company and Concord entered into an agreement with the DOJ, the eight states and the District of Columbia on terms that will allow the companies to complete their proposed merger. The agreement calls for the Company to divest its 64% ownership of NYCE within 150 days after the Court’s signing of the Hold Separate Stipulation and Order or entry of a final judgment, whichever is later, to an acquirer acceptable to the DOJ. The time period may be extended for up to 90 days. If NYCE is not divested within that time period, the DOJ may apply for the appointment of a trustee selected by the DOJ to effect the divestiture of NYCE. The Company also is required to hold NYCE as a separate unit pending the divestiture. Following divestiture, the Company may not reacquire any ownership interest in NYCE for 10 years from the date of the final judgment. In meetings held on October 28, 2003 the shareholders of FDC and the shareholders of Concord each approved the merger of the two companies. A new meeting of the shareholders of Concord is scheduled for February 26, 2004 to approve the revised terms of the merger agreement. Consummation of the merger remains subject to approval of the Concord shareholders.

Through govONE, a subsidiary of eONE, the Company provides electronic tax processing services as a subcontractor for a partner bank which has contracted with the U.S. Department of the Treasury, Financial Management Service (FMS), to be a provider of the Electronic Federal Tax Payment Service (“EFTPS”). In January 2004, govONE and its partner bank submitted a renewal proposal to FMS which indicated it would select a single provider of EFTPS services. govONE is currently one of the two providers. The current EFTPS contract has been extended for an indefinite period, not to exceed December 31, 2004. In connection with the formation of the eONE partnership in November 2000, the Company agreed to contribute up to $100 million to eONE Global, its 75% owned subsidiary, in the event that govONE’s contract with its partner bank related to the EFTPS contract is not renewed or is renewed on terms which are materially worse than the current contract and there is a material adverse effect on the business of govONE. At this time, the Company does not know if a contribution will be required or, if required, the amount of such contribution.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the normal course of business, the Company is subject to claims and litigation, including indemnification obligations to purchasers of former subsidiaries. Management of the Company believes that such matters will not have a material adverse effect on the Company’s results of operations, liquidity or financial condition.

Note 13:    Stockholders’ Equity

Dividends

FDC increased its dividend from $0.01 to $0.02 per share on a quarterly basis to stockholders during the second quarter of 2002. The Company’s Articles of Incorporation authorizes 10.0 million shares of preferred stock, none of which are issued.

Other Comprehensive Income

The income tax effects allocated to and the cumulative balance of each component of other comprehensive income are as follows (in millions):

	Beginning Balance	Pretax Gain (Loss) Amount	Tax (Benefit)/ Expense	Net-of- Tax Amount	Ending Balance
December 31, 2003
Unrealized losses on investments	$215.4	$(55.5)	$(19.4)	$(36.1)	$179.3
Unrealized gains on hedging activities	(281.6)	111.2	38.9	72.3	(209.3)
Currency translation adjustment	(26.5)	135.2	47.3	87.9	61.4
Minimum pension liability	(104.9)	(41.1)	(14.4)	(26.7)	(131.6)

	$(197.6)	$149.8	$52.4	$97.4	$(100.2)

December 31, 2002
Unrealized gains on investments	$19.3	$301.8	$105.7	$196.1	$215.4
Unrealized losses on hedging activities	(69.1)	(324.4)	(111.9)	(212.5)	(281.6)
Currency translation adjustment	(60.5)	52.2	18.2	34.0	(26.5)
Minimum pension liability	(33.0)	(108.8)	(36.9)	(71.9)	(104.9)

	$(143.3)	$(79.2)	$(24.9)	$(54.3)	$(197.6)

December 31, 2001
Unrealized gains on investments	$14.4	$5.5	$0.6	$4.9	$19.3
Unrealized losses on hedging activities	—	(104.9)*	(35.8)*	(69.1)	(69.1)
Currency translation adjustment	(33.3)	(41.9)	(14.7)	(27.2)	(60.5)
Minimum pension liability	—	(52.6)	(19.6)	(33.0)	(33.0)

	$(18.9)	$(193.9)	$(69.5)	$(124.4)	$(143.3)

*	Includes cumulative effect of adopting SFAS 133 effective January 1, 2001 (pretax $38.1 million and tax benefit of $13.3 million).

Other Stockholders’ Equity Transactions

To complete the merger with Concord in 2004, FDC will issue approximately 170 million shares of FDC common stock to Concord shareholders.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2003, an eONE subsidiary issued 510,425 shares of subsidiary stock to a third party in exchange for relinquishing claims to intellectual property.

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

In December 2002, $33.3 million of the Company’s seven-year $50 million convertible debentures were converted into 1.83 million shares at an exercise price of $18.23 per share. The remaining $16.7 million of the note was converted into approximately 0.91 million shares in 2003.

The following table presents stock repurchase programs authorized by the Board of Directors from 2000 through 2003, disclosing total shares purchased under each program and the associated cost:

	2003		2002		2001
	Shares	Cost	Shares (a)	Cost	Shares (a)	Cost
	(in millions)
$1 billion, authorized May 2000	—	—	—	—	5.9	$163.5
$500 million, authorized December 2000	—	—	—	—	16.8	500.0
$700 million, authorized September 2001	—	—	14.1	$512.8	6.1	187.2
$500 million, authorized May 2002	11.5	$461.9	1.1	38.3	—	—
$1.145 billion, authorized May 2003	25.3	999.5	—	—	—	—

	36.8	$1,461.4	15.2	$551.1	28.8	$850.7

(a)	Share amounts have been retroactively restated for all periods to reflect the impact of the stock split.

Additionally, the Company purchased $363.6 million, $298.0 million and $467.8 million of treasury stock in 2003, 2002 and 2001, respectively for issuance upon the exercise of stock options and share issuances under the Company’s employee stock purchase program.

On February 2, 2004, the Company announced a $1 billion increase to the share repurchase program. Added to the Company’s remaining authorization, the additional authorization enables the Company to repurchase up to $1.1 billion of its outstanding common stock.

The Company has available an outstanding shelf registration facility providing for the issuance of approximately 10 million shares of the Company’s common stock in connection with certain types of acquisitions.

Common Stock Warrants

Upon the formation of eONE in 2000, the Company issued a warrant to iFormation Group to purchase 3.5 million shares of FDC common stock at a price of $40.03 per share. The warrant is exercisable after November 15, 2004 or upon the occurrence of certain events.

In 1996, the Company issued warrants to purchase up to 4.0 million shares of FDC common stock at a price of $35.00 per share as part of contractual agreements with a customer and their calculated fair value was

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recorded as paid-in capital and is being expensed over the contract period. The warrants were exercised during 2003, which resulted in the Company issuing 0.6 million shares under a cashless exercise provision for the incremental fair value between the exercise price and the market price.

In connection with a service agreement executed in 2003, the Company issued a warrant to purchase 200,000 shares of FDC common stock at a price of $50.00 per share.

Note 14:    Stock Compensation Plans

FDC has a plan that provides for the granting of stock options to employees and other key individuals who perform services for the Company. A total of 217.3 million shares of common stock have been reserved for issuance under the plan and a total of 63.2 million shares remain available for future grant. The options have been issued at a price equivalent to or in excess of the common stock’s fair market value at the date of grant, generally have ten-year terms and become exercisable in three or four equal annual increments beginning 12 months after the date of grant.

To complete the merger with Concord in 2004, FDC will issue options to purchase approximately 21 million shares of FDC common stock to Concord option holders.

In December 1997, the Company instituted a restricted stock award program for key technical systems and related employees. As of December 31, 2003 and 2002, no shares remain outstanding under this program. The 1.5 million restricted shares originally granted had a two- or three-year restriction period from the date of grant, with the last grant date being December 2000.

In October 1996, the Company instituted an employee stock purchase plan for which a total of 18.0 million shares have been reserved for issuance, of which 4.8 million shares remain available for future purchase. Monies accumulated through payroll deductions elected by eligible employees are used to make quarterly purchases of FDC common stock at a 15% discount from the lower of the market price at the beginning or end of the quarter.

eONE and its four subsidiaries, SurePay, govONE, Encorus and Velosant, instituted long-term incentive plans that provide for the granting of partnership interests to employees and other key individuals. During 2003, SurePay ceased operations and all outstanding options were cancelled. The options have been issued at a price equivalent to the fair market value of the interests at the date of grant, generally have 10-year terms and become exercisable over a three- or four-year vesting period. Following is a detail of partnership interests reserved for issuance under the respective plans and the interests that remain available for future grant (in millions of shares).

	Reserved for Issuance	Available for Future Grant
eONE	10.7	3.7
govONE	11.0	4.2
Encorus	1.3	0.2
Velosant	15.0	7.3

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

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	2003	2002	2001
FDC:
Weighted average risk-free interest rate	2.95%	4.18%	4.39%
Dividend yield	0.21%	0.21%	0.12%
Volatility	31.0%	40.0%	37.2%
Expected option life	5 years	5 years	5 years
Expected employee stock purchase right life (in years)	0.25	0.25	0.25

	2003	2002	2001
eONE, SurePay, govONE, Encorus and Velosant:
Weighted average risk-free interest rate	3.20%	4.04%	4.39%
Dividend yield	0.0%	0.0%	0.0%
eONE volatility	40.0%	47.0%	55.0%
SurePay volatility	N/A	N/A	170.0%
govONE volatility	39.0%	43.0%	40.0%
Encorus volatility	75.0%	72.0%	N/A
Velosant volatility	39.0%	N/A	N/A
Expected option life	5 years	5 years	5 years

	2003	2002	2001
Weighted-average fair value:
FDC options granted	$11	$17	$12
FDC employee stock purchase rights	7	7	6
eONE options granted	2	2	2
SurePay options granted	—	—	1
govONE options granted	1	1	1
Encorus options granted	3	3	—
Velosant options granted	1	—	—

The Company’s pro forma information, amortizing the fair value of the options over their vesting period and including the stock purchase rights, is as follows:

	2003	2002	2001
	(in millions, except per share amounts)
Reported net income	$1,408.7	$1,237.9	$871.9
SFAS 123 expense, net of tax	114.0	109.5	70.6

Pro forma net income	$1,294.7	$1,128.4	$801.3

Reported earnings per share—basic	$1.91	$1.63	$1.12
Reported earnings per share—diluted	1.88	1.61	1.10
Pro forma earnings per share—basic	$1.75	$1.49	$1.03
Pro forma earnings per share—diluted	1.73	1.46	1.01

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

A summary of FDC stock option activity is as follows (options in millions):

	2003		2002		2001
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at January 1	59.2	$28	56.7	$22	55.1	$17
Granted	10.8	35	16.2	41	19.2	31
Exercised	(6.9)	21	(11.1)	14	(13.5)	16
Canceled	(3.0)	35	(2.6)	30	(4.1)	23

Outstanding at December 31	60.1	30	59.2	28	56.7	22

Options exercisable at year-end	29.8	$24	24.9	$21	23.1	$17

The following summarizes information about FDC stock options outstanding at December 31, 2003 (options in millions):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$6.27 to $17.64	6.7	4 years	$14	6.6	$14
$17.69 to $22.44	9.9	5 years	21	9.6	21
$23.00 to $34.37	25.1	8 years	31	8.6	28
$34.70 to $41.21	17.2	8 years	40	4.9	39
$41.40 to $43.39	1.2	9 years	42	0.1	42

	60.1	7 years	$30	29.8	$24

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of eONE, SurePay, govONE, Encorus and Velosant stock option activity is as follows (options in millions):

	2003		2003		2003		2003
	eONE		govONE		Encorus		Velosant
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at January 1	10.1	$4	10.4	$3	0.7	$5	—	—
Granted	0.1	4	0.5	3	0.6	5	9.1	$1
Cancelled	(3.2)	4	(4.1)	3	(0.2)	5	(1.4)	2

Outstanding at December 31	7.0	4	6.8	3	1.1	5	7.7	1

Options exercisable at year-end	5.6	$4	4.5	$3	0.4	$5	0.4	$1

	2002		2002		2002		2002
	eONE		SurePay*		govONE		Encorus
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at January 1	12.1	$4	6.6	$1	7.6	$3	—	—
Granted	0.4	4	—	—	4.7	3	0.7	$5
Cancelled	(2.4)	4	(3.3)	1	(1.9)	3	—	—

Outstanding at December 31	10.1	4	3.3	1	10.4	3	0.7	5

Options exercisable at year-end	4.9	$4	1.5	$1	3.1	$3	—	$—

	2001		2001		2001
	eONE		SurePay*		govONE
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at January 1	8.8	$4	5.8	$1	4.4	$3
Granted	3.5	4	3.5	1	3.7	3
Canceled	(0.2)	4	(2.7)	1	(0.5)	3

Outstanding at December 31	12.1	4	6.6	1	7.6	3

Options exercisable at year-end	2.6	$4	1.2	$1	1.1	$3

*SurePay options were cancelled in 2003.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes information about eONE, govONE, Encorus and Velosant stock options outstanding at December 31, 2003 (options in millions):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
eONE $4.00	7.0	7 years	$4	5.6	$4
govONE $2.50	6.8	7 years	3	4.5	3
Encorus $4.76	1.1	9 years	5	0.4	5
Velosant $0.26 to $4.01	7.7	9 years	1	0.4	1

In 2001, eONE loaned $20.1 million to three employees in connection with the exercise of options to purchase five million eONE partnership interests. The loans, which bear a variable interest rate, are 50% recourse as to principal and 100% recourse as to interest and mature upon the earlier of the sale of any of the interests or ten years from the date of the related notes. The interest rate as of December 31, 2003 is 4.62% and the balance at December 31, 2003 was $19.9 million.

Note 15:    Employee Benefit Plans

Defined Contribution Plans

FDC and certain of its subsidiaries maintain defined contribution savings plans covering virtually all of the Company’s full-time U.S. employees. The plans provide tax-deferred amounts for each participant, consisting of employee elective contributions, Company matching and discretionary Company contributions. In addition, the Company provides non-qualified deferred compensation plans for certain highly compensated employees. The plans provide tax-deferred contributions, matching and the restoration of Company contributions under the defined contribution plans otherwise limited by the IRS or plan limits. The aggregate amounts charged to expense in connection with these plans were $55.8 million in 2003, $46.1 million in 2002 and $42.1 million in 2001.

Defined Benefit Plans

The acquisition of Western Union in 1994 included the assumption of $304 million of underfunded obligations related to a suspended defined benefit pension plan. Benefit accruals under this plan were suspended in 1988. The Company reduced these underfunded obligations by contributing $35.0 million in cash to the Western Union Plan during 1997, $199.0 million in 1995 and $20.0 million in 2003.

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

The Company uses a September 30 measurement date for all of its plans.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a reconciliation of the changes in the plans’ benefit obligation and fair value of assets over the two-year period ended September 30, 2003 and a statement of the funded status as of September 30 for both years:

September 30,	2003	2002
	(in millions)
Change in benefit obligation
Benefit obligation at October 1,	$894.9	$822.5
Service costs	8.1	6.9
Interest costs	56.0	55.9
Actuarial loss	75.7	45.6
Termination benefits*	0.8	2.5
Benefits paid	(63.1)	(61.7)
Foreign currency translation	27.8	22.3
Plan participant contributions	1.2	0.9

Benefit obligation at September 30,	1,001.4	894.9
Change in plan assets
Fair value of plan assets at October 1,	675.5	733.0
Actual return on plan assets	83.9	(25.0)
Company contributions	34.9	10.7
Plan participant contributions	1.2	0.9
Benefits paid	(63.1)	(61.7)
Foreign currency translation	19.8	17.6

Fair value of plan assets at September 30,	752.2	675.5

Funded status of the plan	(249.2)	(219.4)
Unrecognized amounts, principally net loss	258.8	208.0

Total recognized	$9.6	$(11.4)

*	The First Data Europe restructuring activities resulted in an increase in the projected benefit obligation.

According to SFAS No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”), the pension obligation and changes in the value of plan assets to meet those obligations are not recognized as actuarial gains and losses of the plan as they occur but are recognized systematically over subsequent periods. These differences are treated as an unrecognized net gain/loss and not an immediate recognized amount. The assumptions used to determine the Company’s recognition of those periodic pension costs includes management’s long-term expected return on plan assets.

The following table provides the amounts recognized in the Consolidated Balance Sheets:

December 31,	2003	2002
	(in millions)
Accrued benefit liability	$(192.8)	$(172.7)
Accumulated other comprehensive income	202.4	161.3

Net amount recognized	$9.6	$(11.4)

The accumulated benefit obligation for all defined benefit pension plans was $945.0 million and $848.2 million at September 30, 2003 and 2002, respectively.

The accrued benefit liability is included in “accounts payable and other liabilities” on the Consolidated Balance Sheets.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the year ended September 30, 2003 and 2002, the projected benefit obligation and the accumulated benefit obligation was in excess of the fair value of plan assets for all pension plans.

The following table provides the components of net periodic benefit cost for the plans:

Year ended December 31,	2003	2002	2001
	(in millions)
Service costs	$8.1	$6.9	$7.3
Interest costs	56.0	55.9	55.2
Expected return on plan assets	(57.3)	(64.2)	(70.5)
Amortization	6.5	1.8	1.1

Net periodic benefit (income) expense	$13.3	$0.4	$(6.9)

Additional information

Increase in minimum liability included in other comprehensive income	$41.1	$108.8	$52.6

Assumptions

The weighted-average rate assumptions used in the measurement of the Company’s benefit obligation are shown as follows:

	2003	2002
Discount rate	5.88%	6.32%
Rate of compensation increase	4.00%	3.75%

The weighted-average rate assumptions used in the measurement of the Company’s net cost are shown as follows:

	2003	2002	2001
Discount rate	6.32%	6.91%	6.79%
Expected long-term return on plan assets	7.87%	8.49%	8.75%
Rate of compensation increase	3.75%	4.00%	4.00%

SFAS 87 requires the sponsor of a defined benefit pension plan to measure the plan’s obligations and annual expense using assumptions that reflect best estimates and are consistent to the extent that each assumption reflects expectations of future economic conditions. As the bulk of pension benefits will not be paid for many years, the computation of pension expenses and benefits is based on assumptions about future interest rates, estimates of annual increases in compensation levels, and expected rates of return on plan assets. In general, pension obligations are most sensitive to the discount rate assumption, and it is set based on the rate at which the pension benefits could be settled effectively. Assumptions for the U.S. plans and the foreign plans are comparable in all of the above periods.

The Company employs a building block approach in determining the long-term rate of return for plan assets. Historical markets are studied and long-term historical relationships between equities and fixed-income securities are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

evaluated before long-term capital market assumptions are determined. The long-term portfolio return is established using a building block approach with proper consideration of diversification and re-balancing. Peer data and historical returns are reviewed to check for reasonableness and appropriateness.

Plan Assets

The Company’s pension plan asset allocation at September 30, 2003 and 2002, and target based on the investment policy are as follows:

Asset Category	Percentage of Plan Assets at Measurement Date
	2003	2002
Equity securities	53%	46%
Debt securities	42	50
Other	5	4

Total	100%	100%

Asset Category	Target allocation	Target allocation
	U.S. plans	Foreign plans
Equity securities	25-70%	80%
Debt securities	40-70	20
Other	0-10	0

Pension plan assets include 67,600 and 68,300 shares of FDC common stock as of September 30, 2003 and 2002 with fair market values of $2.7 million (0.36% of total plan assets) and $1.9 million (0.28% of total plan assets), respectively. Pension plan assets also include 34,000 shares of the plan trustee, Bank of New York common stock as of September 30, 2003 and 2002 with fair market values of $1.0 million (0.13% of total plan assets) and $1.0 million (0.15% of total plan assets ), respectively. Additionally, the pension plan assets include a certificate of deposit held with Bank of New York with a book value of $1.0 million as of September 30, 2003 and 2002 and a fair market value of $1.1 million (0.14% of total plan assets) and $1.0 million (0.15% of total plan assets) as of September 30, 2003 and 2002, respectively.

The maturities of debt securities at September 30, 2003 and 2002 range from 0 to 46 years with a weighted-average maturity of 15 years.

The Company employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities and plan funded status. The investment portfolio contains a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, as well as growth, value, and small and large capitalizations. Other assets, primarily private equity, are used judiciously to enhance long-term returns while improving portfolio diversification. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements, and periodic asset and liability studies.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Contributions

The Company cannot reasonably estimate the amount expected to be contributed to its pension plans in 2004 at this time.

The Company does not offer post-retirement health care or other insurance benefits for retired employees; however, the Company is required to continue such plans that were in effect when it acquired Western Union. Generally, retiring Western Union employees bear the entire cost of the premiums.

Note 16:    Segment Information

Operating segments are defined by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”) as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. FDC’s CODM is its Executive Committee, which consists of the Company’s Chairman and Chief Executive Officer, Executive Vice Presidents and certain other senior executives. FDC classifies its businesses into four segments: payment services, merchant services, card issuing services and emerging payments. The operating segments are reviewed separately below because each operating segment represents a strategic business unit that generally offers different products and serves different markets.

As discussed above, NYCE’s operations are being treated as discontinued operations. All periods were restated for the merchant services and card issuing segments to properly reflect these operations as discontinued.

The business segment measurements provided to, and evaluated by, the Company’s CODM are computed in accordance with the following principles:

•	The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

•	Segment revenue includes interest income, equity earnings in affiliates and intersegment revenue.

•	A majority of corporate overhead is allocated to the segments based on a percentage of the segments’ revenues.

•	Segment operating profit includes interest income, minority interest and equity earnings in affiliates, net of related amortization expense.

•	Segment operating profit excludes restructuring charges, asset impairment charges, significant litigation and regulatory settlement charges, interest expense, investment gains and losses, business divestiture gains and losses and income taxes since they are not allocated to the segments for internal evaluation purposes. While these items are identifiable to the business segments, they are not included in the measurement of segment operating profit provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation.

•	Revenues and operating profit of the payment services segment are stated on a pre-tax equivalent basis (i.e., as if investment earnings on nontaxable investments were fully taxable at FDC’s marginal tax rate).

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present the Company’s operating segment results for the years ended December 31, 2003, 2002 and 2001:

Year Ended December 31, 2003	Payment Services	Merchant Services	Card Issuing Services	Emerging Payments	All Other and Corporate	Totals
	(in millions)
Revenues:
Transaction and processing service fees	$3,283.6	$1,998.5	$1,339.2	$78.2	$77.2	$6,776.7
Check verification and guarantee services		389.2	—	—	—	389.2
Investment income, net	354.1	11.1	—	—	—	365.2
Professional services	—	31.9	50.1	44.2	3.1	129.3
Software licensing and maintenance	—	4.2	21.5	27.7	—	53.4
Product sales and other	3.8	384.8	5.7	—	—	394.3
Reimbursable postage and other	13.7	—	617.2	—	0.1	631.0
Equity earnings in affiliates (a)	0.4	170.2	—	—	—	170.6
Interest income	0.9	0.8	2.9	1.3	1.6	7.5

Total segment reporting revenues	$3,656.5	$2,990.7	$2,036.6	$151.4	$82.0	$8,917.2

Internal revenue and pre-tax equivalency	$255.1	$35.2	$37.3	$0.2	$11.1	$338.9
External revenue	3,401.4	2,955.5	1,999.3	151.2	70.9	8,578.3
Depreciation and amortization	119.2	236.5	185.7	11.2	16.7	569.3
Operating profit	1,232.2	806.7	305.8	(18.7)	(101.6)	2,224.4
Restructuring, impairments, litigation and regulatory settlements, investment gains and losses, net	(3.0)	(11.0)	(20.1)	(7.9)	(3.8)	(45.8)
Segment assets	16,880.8	5,435.2	1,715.0	218.9	832.4	25,082.3
Expenditures for long-lived assets	176.3	185.7	131.5	13.9	58.3	565.7
Equity earnings in affiliates	(1.8)	144.5	(1.7)	—	(2.3)	138.7
Investment in unconsolidated affiliates	110.0	564.0	98.1	—	2.5	774.6

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year Ended December 31, 2002	Payment Services	Merchant Services	Card Issuing Services	Emerging Payments	All Other and Corporate	Totals
	(in millions)
Revenues:
Transaction and processing service fees	$2,868.4	$1,790.4	$1,304.8	$72.5	$86.4	$6,122.5
Check verification and guarantee services	—	375.6	—	—	—	375.6
Investment income, net	299.2	13.3	—	—	—	312.5
Professional services	—	30.3	64.8	41.5	2.7	139.3
Software licensing and maintenance	—	5.9	25.5	31.5	—	62.9
Product sales and other	5.2	274.9	1.7	—	—	281.8
Reimbursable postage and other	5.9	—	521.4	—	—	527.3
Equity earnings in affiliates (a)	3.1	141.8	(1.5)	—	—	143.4
Interest income	—	0.7	0.6	1.7	2.0	5.0

Total segment reporting revenues	$3,181.8	$2,632.9	$1,917.3	$147.2	$91.1	$7,970.3

Internal revenue and pretax equivalency	254.1	30.8	31.6	—	2.8	319.3
External revenue	2,927.7	2,602.1	1,885.7	147.2	88.3	7,651.0
Depreciation and amortization	94.4	222.2	173.6	13.3	19.7	523.2
Operating profit	1,047.9	715.7	372.2	(16.6)	(72.6)	2,046.6
Restructuring, impairments, litigation and regulatory settlements, investment gains and losses, net	(41.0)	(5.5)	(16.1)	(19.9)	9.3	(73.2)
Segment assets	18,105.9	5,586.4	1,636.0	206.6	583.7	26,118.6
Expenditures for long-lived assets	260.7	661.0	224.2	62.9	24.4	1,233.2
Equity earnings in affiliates	2.5	117.6	(1.5)	—	—	118.6
Investment in unconsolidated affiliates	99.1	647.9	14.4	—	4.6	766.0

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year Ended December 31, 2001	Payment Services	Merchant Services	Card Issuing Services	Emerging Payments	All Other and Corporate	Totals
	(in millions)
Revenues:
Transaction and processing service fees	$2,459.8	$1,347.4	$1,382.6	$71.4	$89.1	$5,350.3
Check verification and guarantee services	—	342.1	—	—	—	342.1
Investment income, net	236.5	23.0	—	—	—	259.5
Professional services	—	6.5	55.8	6.2	2.7	71.2
Software licensing and maintenance	—	3.8	13.6	6.0	—	23.4
Product sales and other	4.9	263.2	39.7	—	—	307.8
Reimbursable postage and other	—	—	466.6	—	—	466.6
Equity earnings in affiliates (a)	4.5	222.7	0.4	—	(1.8)	225.8
Interest income	—	1.7	1.1	7.2	16.4	26.4

Total segment reporting revenues	$2,705.7	$2,210.4	$1,959.8	$90.8	$106.4	$7,073.1

Internal revenue and pretax equivalency	218.9	—	23.1	—	0.8	242.8
External revenue	2,486.8	2,210.4	1,936.7	90.8	105.6	6,830.3
Depreciation and amortization	128.3	276.0	199.7	5.5	18.9	628.4
Operating profit	818.1	583.1	346.2	(11.8)	(40.8)	1,694.8
Restructuring, impairments, litigation and regulatory settlements, investment gains and losses, net	(19.4)	(25.0)	(0.3)	(23.7)	(151.3)	(219.7)
Segment assets	14,663.6	4,446.3	1,425.8	259.0	645.2	21,439.9
Expenditures for long-lived assets	142.6	768.2	353.4	66.0	45.9	1,376.1
Equity earnings in affiliates	1.8	183.5	0.4	—	(1.8)	183.9
Investment in unconsolidated affiliates	70.2	692.6	13.6	—	2.1	778.5

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows (in millions):

	2003	2002	2001
Revenues:
Total reported segments	$8,835.2	$7,879.2	$6,966.7
All other and corporate	82.0	91.1	106.4

Subtotal	8,917.2	7,970.3	7,073.1

Divested businesses	—	—	24.1
Equity earnings in affiliates (a)	(170.6)	(143.4)	(225.8)
Interest income	(7.5)	(5.0)	(26.4)
Eliminations (b)	(338.9)	(319.3)	(242.8)

Consolidated	$8,400.2	$7,502.6	$6,602.2

Income before income taxes, minority interest, equity earnings in affiliates, discontinued operations and cumulative effect of a change in accounting principle:
Total reported segments	$2,326.0	$2,119.2	$1,735.6
All other and corporate	(101.6)	(72.6)	(40.8)

Subtotal	2,224.4	2,046.6	1,694.8

Divested businesses	—	—	(11.6)
Interest expense	(107.1)	(110.8)	(117.1)
Minority interest from segment operations(c)	122.0	101.7	37.2
Equity earnings in affiliates	(138.7)	(118.6)	(183.9)
Restructuring, net	(27.9)	(5.1)	(20.8)
Impairments	(6.2)	(27.8)	(14.7)
Litigation and regulatory settlements	(5.0)	(41.0)	—
Investment gains and (losses)	(6.7)	0.7	(184.2)
Divestitures, net	6.8	4.2	28.2
Eliminations (b)	(222.8)	(217.4)	(175.9)

Consolidated	$1,838.8	$1,632.5	$1,052.0

(a)	Excludes equity losses that were recorded in expense and the amortization expense related to the excess of the investment balance over FDC’s proportionate share of the investee’s net book value for 2003, 2002 and 2001.
(b)	Represents elimination of adjustment to record payment services revenues and operating profits on a pre-tax equivalent basis and elimination of intersegment revenue.
(c)	Excludes minority interest attributed to items excluded from segment operations, as noted above.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2003	2002	2001
Assets:
Total reported segments	$24,249.9	$25,534.9	$20,794.7
All other and corporate	832.4	583.7	645.2
Discontinued businesses	503.3	472.6	465.8
Divested businesses	—	—	6.5

Consolidated	$25,585.6	$26,591.2	$21,912.2

Depreciation and amortization:
Total reported segments	$552.6	$503.5	$609.5
All other and corporate	16.7	19.7	18.9
Divested businesses	—	—	3.0

Consolidated	$569.3	$523.2	$631.4

Expenditures for long-lived assets:
Total reported segments	$507.4	$1,208.8	$1,330.2
All other and corporate	58.3	24.4	45.9

Consolidated	$565.7	$1,233.2	$1,376.1

Information concerning principal geographic areas was as follows (in millions):

	United States	Rest of World	Total
Revenues
2003	$7,898.8	$501.4	$8,400.2
2002	7,267.9	234.7	7,502.6
2001	6,331.7	270.5	6,602.2

Long-Lived Assets
2003	$5,303.5	$513.8	$5,817.3
2002	5,367.7	304.0	5,671.7
2001	4,622.7	272.6	4,895.3

“Rest of World” represents businesses of significance, which have local currency as their functional currency.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17:    Quarterly Financial Results (Unaudited)

Restated summarized quarterly results for the two years ended December 31, 2003 are as follows (in millions, except per share amounts):

2003 by Quarter:	First	Second	Third	Fourth
Revenues	$1,974.4	$2,079.0	$2,103.1	$2,243.7
Expenses	1,556.5	1,587.5	1,634.2	1,683.7
Other income (expense), net	(23.7)	(22.8)	(23.9)	(29.1)

Income before income taxes, minority interest, equity earnings in affiliates and discontinued operations	394.2	468.7	445.0	530.9
Income tax expense	109.0	127.9	96.3	130.5
Minority interest	(23.4)	(29.5)	(29.0)	(37.7)
Equity earnings in affiliates	29.0	38.8	35.9	35.0
Discontinued operations, net of tax of $2.0, $3.8, $5.1, and $6.7 million respectively.	1.8	3.7	5.3	3.9

Net income	$292.6	$353.8	$360.9	$401.6

Earnings per share from continuing operations
Basic	$0.39	$0.47	$0.49	$0.55
Diluted	0.38	0.46	0.48	0.54
Earnings per share
Basic	$0.39	$0.47	$0.49	$0.55
Diluted	0.39	0.47	0.49	0.55

2002 by Quarter:	First	Second	Third	Fourth
Revenues	$1,710.7	$1,855.8	$1,912.8	$2,023.3
Expenses	1,348.5	1,440.6	1,436.1	1,544.0
Other income (expense), net	(33.3)	(17.6)	(25.9)	(24.1)

Income before income taxes, minority interest, equity earnings in affiliates and discontinued operations	328.9	397.6	450.8	455.2
Income tax expense	89.0	103.7	120.0	109.6
Minority interest	(19.8)	(24.8)	(24.3)	(27.7)
Equity earnings in affiliates	24.1	28.0	33.6	32.9
Discontinued operations, net of tax of $0.9, $2.6, $3.4, and $3.0 million respectively.	0.1	1.5	2.4	1.7

Net income	$244.3	$298.6	$342.5	$352.5

Earnings per share from continuing operations
Basic	$0.32	$0.39	$0.45	$0.47
Diluted	0.31	0.38	0.44	0.46
Earnings per share
Basic	$0.32	$0.39	$0.45	$0.47
Diluted	0.31	0.39	0.45	0.46

All periods have been restated to reflect NYCE as a discontinued operation.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18:	Assets Held for Sale and Discontinued Operations

Pursuant to the terms of its agreement with the DOJ, the Company has agreed to divest its 64% interest in NYCE, within 150 calendar days of the signing of the Hold Separate Stipulation and Order by the United States District Court, or within five days after notice of entry of the final judgment by the United States District Court, whichever is later. The DOJ, in consultation with the plaintiff states, may agree to one or more extensions of the time period for divestiture, with such extensions not to exceed 90 calendar days in total. The Company has agreed to use its best efforts to accomplish the divestiture as expeditiously as possible and within the specified time period.

The Company’s financial statements reflect NYCE as a discontinued operation due to the required divestiture under the agreement with the DOJ. The assets and liabilities of NYCE are classified under the captions “Assets held for sale” and “Liabilities related to assets held for sale” on the Consolidated Balance Sheets. The results of operations are treated as income from discontinued operations, net of tax, and separately stated on the Consolidated Statements of Income, below income from continuing operations.

Included in the discontinued operations calculation is allocated interest in accordance with Emerging Issues Task Force 87-24 “Allocation of Interest to Discontinued Operations” of $5.6 million, $5.8 million and $2.1 million for the years ending December 31, 2003, 2002, and 2001, respectively. The majority of NYCE operations were historically included in the merchant services segment.

In accordance with SFAS 144, the Company performed an asset impairment test as circumstances have arisen that now indicate NYCE will be sold. The Company completed the asset impairment test on NYCE and concluded that no impairment was necessary.

The following table presents the summarized results of operations for each of the years in the three-year period ended December 31, 2003 related to the Company’s assets held for sale.

	2003	2002	2001
	(in millions)
Revenue	$143.3	$133.6	$49.4
Expenses *	100.5	111.8	41.5

Income before income taxes	42.8	21.8	7.9
Income taxes	17.6	9.9	3.8
Minority interest expense, net of tax	10.5	6.2	0.9

Income from discontinued operations	$14.7	$5.7	$3.2

*	Included in expenses are amortization of the intangibles based on the 2001 purchase price and allocated interest as noted above.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the balance sheet related to the assets and liabilities held for sale as of December 31, 2003 and 2002.

	2003	2002
	(in millions)
Assets:
Cash and cash equivalents	$67.8	$29.0
Accounts receivable, net of allowance for doubtful accounts	13.0	11.5
Property and equipment, net of accumulated depreciation	11.6	10.3
Goodwill	309.9	309.9
Other intangibles, net of accumulated amortization	96.3	108.2
Other assets	4.7	3.7

Total assets held for sale	$503.3	$472.6

Liabilities:
Accounts payable and other liabilities	$135.4	$108.9
Borrowings	1.1	—

Total liabilities related to assets held for sale	$136.5	$108.9

FIRST DATA CORPORATION

SCHEDULE II—Valuation and Qualifying Accounts

(dollars in millions)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
Year-ended December 31, 2003 deducted from receivables	$66.1	$30.2	$0	(a)	$52.5	(c)	$43.8
Year-ended December 31, 2002 deducted from receivables	$54.2	$60.3	$9.2	(a)	$57.6	(b)	$66.1
Year-ended December 31, 2001 deducted from receivables	$34.4	$44.9	$17.5	(a)	$42.6	(b)	$54.2

(a)	Primarily due to acquisitions.
(b)	Amounts related to business divestitures and write-offs against assets.
(c)	Includes reclassification of “reserve for merchant credit losses” to “accounts payable and other liabilities.”

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

The Company has evaluated, under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2003. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2003, to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting identified in connection with the above evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The following table sets forth certain information regarding the executive officers and directors of the Company:

Name	Age	Position
Charles T. Fote	55	President, Chief Executive Officer and Chairman of the Board
Guy A. Battista	55	Executive Vice President and Chief Information Officer
Scott H. Betts	49	Executive Vice President
Michael D’Ambrose	46	Executive Vice President
Christina A. Gold	56	Senior Executive Vice President
Kimberly S. Patmore	47	Executive Vice President and Chief Financial Officer
Pamela H. Patsley	46	Senior Executive Vice President
James L. Schoedinger	45	Executive Vice President
William D. Thomas	51	Senior Vice President
Michael T. Whealy	51	Executive Vice President, Secretary, General Counsel and Chief Administrative Officer
Michael C. Yerington	55	Senior Vice President
Daniel P. Burnham	57	Director
Alison Davis	42	Director
Henry C. Duques	60	Director
Jack M. Greenberg	61	Director
Courtney F. Jones	63	Director
James D. Robinson III	68	Director
Charles T. Russell	74	Director
Bernard L. Schwartz	78	Director
Joan E. Spero	59	Director
Arthur F. Weinbach	60	Director

The Board of Directors of the Company is divided into three classes serving staggered three-year terms. The terms of office of Mr. Duques, Mr. Fote, and Ms. Spero will expire in 2004, the terms of office of Ms. Davis, Mr. Robinson, Mr. Schwartz, and Mr. Weinbach will expire in 2005 and the terms of office Mr. Burnham, Mr. Greenberg, Mr. Jones, and Mr. Russell will expire in 2006. Officers of the Company serve at the discretion of the Board of Directors. Mr. Fote, Mr. Jones, and Mr. Robinson (Chairman) serve on the Executive Committee of the Board of Directors. Mr. Jones (Chairman), Ms. Spero, and Mr. Weinbach serve on the Audit Committee of the Board of Directors. Mr. Burnham, Ms. Davis, Mr. Russell (Chairman), and Mr. Schwartz serve on the Compensation and Benefits Committee of the Board of Directors (the “Compensation Committee”). Ms. Davis, Ms. Spero (Chairman), and Mr. Schwartz serve on the Corporate Governance Committee of the Board of Directors. Mr. Jones (Chairman) serves on the Oversight Committee of the Board of Directors.

Daniel P. Burnham has been a Director of the Company since September 2003. He joined Raytheon Company as President and Chief Operating Officer in July 1998 and was appointed Chief Executive Officer in December 1998 and Chairman in August 1999. Mr. Burnham chose to step down as Chief Executive Officer in July 2003 and served as Chairman until January 2004. He is a Director of FleetBoston Financial Corporation and Green Hills Software, Inc. Mr. Burnham is a Trustee of the Logistics Management Institute (LMI) and a Member of The Business Council. He is past Chairman of both the President’s National Security Telecommunications Advisory Committee (NSTAC) and the National Minority Supplier Development Council.

Alison Davis has been a Director of the Company since March 2002. She is a managing partner of Tiburon Acquisition Partners, a private equity firm focused on investments in the financial services sector. Ms. Davis served as Chief Financial Officer and Head of Strategy, Managing Director of Barclays Global Investors from June 2000 to March 2003. From 1993 to 2000, she was a senior partner and practice leader with A. T. Kearney, Inc. and, from 1984 to 1993, she held several positions with McKinsey & Company. Ms. Davis is a Director of Les Concierges.

Henry C. Duques has been a Director of the Company since April 1989. He also has been a director of eONE Global, LLC, a majority-owned subsidiary of the Company, since November 2000. Mr. Duques previously served as Chairman of the Board of the Company from April 1989 to January 2003 and Chief Executive Officer of the Company from April 1989 to January 2002. He joined American Express in September 1987 as President and Chief Executive Officer of the Data Based Services Group of American Express Travel Related Services Company, Inc. (“TRS”), the predecessor of the Company, and served in that capacity until April 1989. Mr. Duques was Group President Financial Services and a member of the Board of Directors of Automatic Data Processing, Inc. (“ADP”) from 1984 to 1987. He is a Director of Unisys Corporation, CheckFree Corporation, SunGard Data Systems, Inc., and Northern Trust of Florida Corp. as well as a member of the Board of Trustees of The George Washington University.

Charles T. Fote has served as President and Chief Executive Officer since January 2002, Chairman of the Board since January 2003 and has been a Director of the Company since May 2000. Mr. Fote previously served as President and Chief Operating Officer of the Company from September 1998 to January 2002 and as Executive Vice President of the Company from its initial public offering in April 1992 until September 1998. Mr. Fote also served as President of Integrated Payment Systems (“IPS”) from December 1989 through December 1991. From 1985 until 1989, he was Executive Vice President of the Payment Products division of TRS, the predecessor of IPS.

Jack M. Greenberg has been a Director of the Company since September 2003. He retired from McDonald’s Corporation in December 2002 as Chairman and Chief Executive Officer. Mr. Greenberg joined McDonald’s Corporation as Executive Vice President and Chief Finance Officer and as a member of the Board of Directors in 1982. He served as McDonald’s Chairman since May 1999 and as its Chief Executive Officer since August 1998. Mr. Greenberg is a Director of Abbott Laboratories, The Allstate Corporation, Hasbro, Inc., Manpower Inc. and Quintiles Transnational, Corp.

Courtney F. Jones has been a Director of the Company since April 1992. He has periodically provides consulting services for various companies since 1999. He served as Managing Director in charge of the New World Banking Group of Bankers Trust from December 1997 to July 1999. He was a Managing Director in Merrill Lynch’s Investment Banking Division from July 1989 to December 1990. Prior to that time, he served as Chief Financial Officer, Executive Vice President and a member of the Board of Directors for Merrill Lynch & Co. Inc. From February 1982 to September 1985, Mr. Jones served as Treasurer and Secretary of the Finance Committee of the Board of Directors of General Motors Corporation. He also was formerly a Director of General Motors Acceptance Corporation and General Motors Insurance Company.

James D. Robinson III has been a Director of the Company since April 1992 and a Director of eONE Global, LLC, a majority-owned subsidiary of the Company, since November 2000. He is a General Partner and co-founder of RRE Ventures, a private information technology venture investment firm and President of J.D. Robinson, Inc., a strategic advisory firm. Mr. Robinson previously served as Chairman and Chief Executive Officer and as a Director of American Express from 1977 until February 1993. He is a Director of Bristol-Myers Squibb Company, The Coca-Cola Company, Novell, Inc. and several privately owned companies. Mr. Robinson is a member of the Business Council and the Council on Foreign Relations. He is Honorary Co-Chairman of Memorial Sloan-Kettering Cancer Center, an honorary Trustee of the Brookings Institution and Chairman Emeritus of the World Travel and Tourism Council Institution.

Charles T. Russell has been a Director of the Company since May 1994 and a Director of eONE Global, LLC, a majority-owned subsidiary of the Company, since November 2000. He served as President and Chief Executive Officer of both VISA International and VISA USA from 1984 to January 1994. Mr. Russell joined VISA in 1971. He serves on the Board of Visitors at the University of Pittsburgh’s Joseph M. Katz School of Business.

Bernard L. Schwartz has been a Director of the Company since April 1992. He is Chairman of the Board of Directors and Chief Executive Officer of Loral Space & Communications Ltd., a high-technology company concentrating on satellite manufacturing and satellite-based services. He served as Chairman of the Board of Directors and Chief Executive Officer of Loral Corporation, a leading defense electronics business, from 1972 to 1996. Mr. Schwartz serves as a trustee of Mount Sinai-New York University Medical Center, Thirteen/WNET Educational Broadcasting Corporation, Baruch College and the Democratic Leadership Council. In addition, Mr. Schwartz has established programs to promote constructive capitalism at the School of International Studies (SAIS) at The Johns Hopkins University, New School University and at the Council on Foreign Relations. Mr. Schwartz also is a member of the board of directors of K&F Industries, and Satelites Mexicanols, S.A.

Joan E. Spero has been a Director of the Company since March 1998. She has been President of the Doris Duke Charitable Foundation since January 1997. Ms. Spero was Undersecretary of State for Economic, Business and Agricultural Affairs from 1993 to 1997. From 1981 to 1993, Ms. Spero held several offices with American Express Company, the last being Executive Vice President, Corporate Affairs and Communications. Prior to that Ms. Spero was Ambassador to the United Nations for Economic and Social Affairs from 1980 to 1981 and she was an Assistant Professor at Columbia University from 1973 to 1979. Ms. Spero is a Director of Delta Air Lines, Inc. and IBM. She is a member of the Board of Trustees of the Wisconsin Alumni Research Foundation, the Council on Foreign Relations and Columbia University. Ms. Spero was a member of the Board of Directors of Hercules Incorporated from 1985 to 1993 and acted as Chair of the Audit and Compensation Committees for periods of that time.

Arthur F. Weinbach has been a Director of the Company since September 2000. He has served as Chairman and Chief Executive Officer of Automatic Data Processing, Inc. (“ADP”) since 1998. Mr. Weinbach joined ADP in 1980 and has served as an ADP Director since 1989. He is also a Director of Schering-Plough Corp. as well as serving on the boards of New Jersey Seeds, New Jersey Institute of Technology (NJIT) and the United Way of Tri-State.

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

Michael D’Ambrose joined the Company as Executive Vice President of Human Resources in September 2003. Prior to joining the Company, he served as Executive Vice President of Human Resources of Toys ‘R’ Us from April 2001 to May 2003. Mr. D’Ambrose was Senior Human Resources Officer for Citigroup Inc. from January 1997 to January 2001.

Christina A. Gold joined the Company as Senior Executive Vice President and President of Western Union in May 2002. From October 1999 to May 2002 she was Chairman, President and Chief Executive Officer of Excel Communications, Inc. Ms. Gold served as President and Chief Executive Officer of The Beaconsfield Group from March 1998 to October 1999. In 1969 she joined Avon Products, Inc, serving as President and Chief Executive Officer of Avon Canada from 1989 to 1993 and President of Avon North America from 1993 to 1997 and Executive Vice President of Global Development from 1997 to 1998. Ms. Gold is a Director of ITT Industries, Torstar Corporation and New York Life.

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

James L. Schoedinger joined the Company as Executive Vice President in February 2004. He is President of First Data Resources. Mr. Schoedinger joined Transamerica Corporation in 1996 as President of Transamerica Inventory Finance Company and most recently served as President of Transamerica Real Estate Information Services from December 2001 to January 2004.

William D. Thomas has been a Senior Vice President of the Company since March 2003. He is President of The Americas for Western Union. He joined the Company in September 2000 from Bristol-Meyers Squibb’s Mead Johnson Nutritional Division, where he spent 13 years and most recently held the position of President, International Operations.

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

Michael C. Yerington has been a Senior Vice President of the Company since March 2003. He is President of Global Business Development for Western Union, responsible for Commercial/Bill Payments, Prepaid Services, Stored Value, and Merger and Acquisitions. From April 2000 to March 2003 Mr. Yerington was President of Western Union North American Development. From 1988 to April 2000 he held titles of increasing responsibility at Western Union; from Regional Vice President to President of Commercial Services.

Code of Ethics for Senior Financial Officers

The Company has adopted a Code of Ethics for Senior Financial Officers which applies to its Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer. The Code is available on the “Governance” portion of our web site at www.firstdata.com.

Incorporation of Other Information by Reference

For information on Audit Committee financial experts, involvement in certain legal proceedings, and compliance with Section 16(a) of the Exchange Act, see the Proxy Statement for the Company’s 2004 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

See the Proxy Statement for the Company’s 2004 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 12. SECURITY	OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

See the Proxy Statement for the Company’s 2004 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See the Proxy Statement for the Company’s 2004 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

See the Proxy Statement for the Company’s 2004 Annual Meeting of Stockholders, which information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

1 Financial Statements

See Index to Financial Statements on page 80

2 Financial Statement Schedules

See Index to Financial Statements on page 80

3 The following exhibits are filed as part of this Annual Report or, where indicated, were heretofore filed and are hereby incorporated by reference:

EXHIBIT NO.	DESCRIPTION

2.1	Agreement and Plan of Merger, dated as of April 1, 2003, among the Registrant, Monaco Subsidiary Corporation and Concord EFS, Inc. (Incorporated by reference to Exhibit 2 of the Registrant’s Form S-4 filed May 21, 2003, Commission File No. 333-105432).

2.2	Amendment and Abeyance Agreement, dated as of December 14, 2003, among the Registrant, Monaco Subsidiary Corporation and Concord EFS, Inc. (Incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed December 15, 2003).

3(i)	Registrant’s Second Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 4.1 of the Registrant’s Form S-8 for the First Data Corporation 2002 Long-Term Incentive Plan filed on June 10, 2002, Commission File No. 1-11073).

3(ii)	Registrant’s By-laws (Incorporated by reference to Exhibit 4.2 of the Registrant’s Form S-8 for the First Data Corporation 2002 Long-Term Incentive Plan filed on June 10, 2002, Commission File No. 1-11073).

4.1	The instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601 (b)(4)(iii)(A) of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the SEC upon request.

10.1	Revolving Credit Agreement, dated as of November 3, 2000, among the Registrant, The Chase Manhattan Bank, as administrative agent, and the Syndication Agents, Banks, Swing-Line Banks and Other Financial Institutions Parties Thereto (incorporated by reference to Exhibit 10-1 of the Registrant’s Current Report on Form 8-K filed on February 21, 2001).

10.2	First Data Corporation 1993 Director’s Stock Option Plan (incorporated by reference to Exhibit B of the Registrant’s Proxy Statement for its May 9, 2001 Annual Meeting).

10.3	Registrant’s Senior Executive Incentive Plan (incorporated by reference to Exhibit A of the Registrant’s Proxy Statement for its May 9, 2001 Annual Meeting).

10.4	Registrant’s Supplemental Incentive Savings Plan (incorporated by reference to Exhibit 4 of the Form S-8 filed by the Registrant on December 16, 2002).

10.5	Form of First Data Corporation 1992 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit A of the Registrant’s Proxy Statement for its May 12, 1999 Annual Meeting).

10.6	Form of First Data Corporation 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit A of the Registrant’s Proxy Statement for its May 8, 2002 Annual Meeting).

10.7	Form of Performance Grant Agreement under the terms of the 1992 Long-Term Incentive Plan for the period beginning January 1, 2001 (incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.8	Form of Performance Grant Agreement under the 1992 Long-Term Incentive Plan for the period beginning January 1, 2003 (incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.9(1)	Form of Performance Grant Agreement under the 2002 Long-Term Incentive Plan for the period beginning January 1, 2004.

12(1)	Computation in Support of Ratio of Earnings to Fixed Charges.

21(1)	Subsidiaries of the Registrant.

23(1)	Consent of Ernst & Young LLP.

31.1(1)	Certification of CEO pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(1)	Certification of CFO pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Hold Separate Stipulation and Order issued by the Department of Justice, signed on December 14, 2003 (Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filed December 15, 2003).

(1)	Filed herewith.

(b) Reports filed on Form 8-K during the fourth quarter of fiscal 2003:

On October 14, 2003, the Company filed a Current Report on Form 8-K to furnish, pursuant to Item 12 of Form 8-K, a press release announcing the Company’s earnings for the third quarter of fiscal year 2003 and disclose, pursuant to Item 5 of Form 8-K, information regarding the use of non-GAAP information.

On October 21, 2003, the Company filed a Current Report on Form 8-K to disclose, pursuant to Items 5 and 7 of Form 8-K, the Company’s financial results for the three- and nine-month periods ended September 30, 2003.

On October 23, 2003, the Company filed a Current Report on Form 8-K to disclose, pursuant to Items 5 and 7 of Form 8-K, a press release announcing that the Company had been notified that the U.S. Department of Justice intended to file a lawsuit challenging the proposed merger involving the Company and Concord EFS, Inc.

On October 24, 2003, the Company filed a Current Report on Form 8-K to disclose, pursuant to Items 5 and 7 of Form 8-K, a press release in response to the complaint filed by the United States Department of Justice and eight states seeking to block the proposed merger of the Company and Concord EFS, Inc.

On October 24, 2003, the Company filed a Current Report on Form 8-K to disclose, pursuant to Items 5 and 7 of Form 8-K, the complaint filed by the U.S. Department of Justice and eight states seeking to block the proposed merger of the Company and Concord EFS, Inc.

On December 5, 2003, the Company filed a Current Report on Form 8-K to disclose, pursuant to Item 5 of Form 8-K, the Company’s expected revenue growth rate for 2003.

On December 15, 2003, the Company filed a Current Report on Form 8-K to disclose, pursuant to Item 5 of Form 8-K, that it and Concord EFS, Inc. had entered into an agreement with the U.S. Department of Justice, eight states and the District of Columbia on terms that would allow the companies to complete their proposed merger and the amendment of the merger agreement. The Company also disclosed, pursuant to Item 7 of Form 8-K, the Amendment and Abeyance Agreement, dated as of December 14, 2003, among First Data Corporation, Monaco Subsidiary Corporation and Concord EFS, Inc.; a Hold Separate Stipulation and Order, signed on December 14, 2003 (including the form of Final Judgment attached as Exhibit A); and a joint press release issued by First Data Corporation and Concord EFS, Inc. on December 15, 2003.

.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST DATA CORPORATION (Registrant)

By:	/s/ CHARLES T. FOTE

Charles T. Fote Chief Executive Officer and Chairman of the Board

Date: February 25, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ CHARLES T. FOTE Charles T. Fote	Chief Executive Officer and Chairman of the Board	February 25, 2004

/s/ KIMBERLY S. PATMORE Kimberly S. Patmore	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2004

/s/ THOMAS L. MOORE Thomas L. Moore	Vice President and Corporate Chief Financial Officer (Principal Accounting Officer)	February 25, 2004

/s/ DANIEL P. BURNHAM Daniel P. Burnham	Director	February 25, 2004

/s/ ALISON DAVIS Alison Davis	Director	February 25, 2004

/s/ HENRY C. DUQUES Henry C. Duques	Director	February 25, 2004

/s/ JACK M. GREENBERG Jack M. Greenberg	Director	February 25, 2004

/s/ COURTNEY F. JONES Courtney F. Jones	Director	February 25, 2004

/s/ JAMES D. ROBINSON III James D. Robinson III	Director	February 25, 2004

/s/ CHARLES T. RUSSELL Charles T. Russell	Director	February 25, 2004

/s/ BERNARD L. SCHWARTZ Bernard L. Schwartz	Director	February 25, 2004

/s/ JOAN E. SPERO Joan E. Spero	Director	February 25, 2004

/s/ ARTHUR F. WEINBACH Arthur F. Weinbach	Director	February 25, 2004