Form 10-Q
period 2004-03-31
FIRST DATA CORP
filed 2004-05-07
CIK 883980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 1-11073

FIRST DATA CORPORATION

(Exact name of registrant as specified in its charter)

www.firstdata.com

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of each class	Number of Shares Outstanding (excluding treasury shares) at March 31, 2004
(Common stock, $.01 par value)	872,473,790

FIRST DATA CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended March 31,
	2004	2003
Revenues:
Transaction and processing service fees:
Payment Services	$853.1	$749.4
Merchant Services*	574.9	453.6
Check Verification and Guarantee Services	97.8	92.4
Card Issuing Services	379.0	343.8
All Other	39.2	36.5
Investment income, net	49.9	29.9
Professional services	22.6	26.3
Software licensing and maintenance	15.7	11.2
Product sales and other	76.2	68.8
Reimbursable postage and other	150.0	162.5

	2,258.4	1,974.4

Expenses:
Cost of services	1,183.4	1,018.0
Cost of products sold	46.9	44.4
Selling, general and administrative	356.8	331.6
Reimbursable postage and other	150.0	162.5
Other operating expenses:
Restructuring, net	32.2	—
Impairments	5.7	—
Other	25.0	—

	1,800.0	1,556.5

Operating profit	458.4	417.9

Other income (expense):
Interest income	5.4	1.3
Interest expense	(31.1)	(24.9)
Investment gains and (losses)	(1.8)	(0.1)
Divestitures, net	265.1	—

	237.6	(23.7)

Income before income taxes, minority interest, equity earnings in affiliates and discontinued operations	696.0	394.2
Income taxes	218.6	109.0
Minority interest	(28.3)	(23.4)
Equity earnings in affiliates	30.8	29.0

Income from continuing operations	479.9	290.8
Income from discontinued operations, net of taxes of $2.7 and $2.0, respectively	3.6	1.8

Net income	$483.5	$292.6

Earnings per share from continuing operations:
Basic	$0.61	$0.39
Diluted	$0.61	$0.38
Earnings per share:
Basic	$0.62	$0.39
Diluted	$0.61	$0.39
Weighted-average shares outstanding:
Basic	780.8	750.2
Diluted	792.7	760.0

*	Includes processing fees, administrative service fees and other fees charged to merchant alliances accounted for under the equity method of $47.3 million for the three months ended March 31, 2004, and $39.3 million for the comparable period in 2003.

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,387.8	$839.8
Settlement assets	14,569.8	15,119.3
Accounts receivable, net of allowance for doubtful accounts of $45.9 (2004) and $43.8 (2003)	1,646.1	1,524.9
Property and equipment, net of accumulated depreciation of $1,591.5 (2004) and $1,555.8 (2003)	851.0	692.3
Goodwill	8,141.7	3,731.0
Other intangibles, net of accumulated amortization of $1,292.3 (2004) and $1,250.6 (2003)	2,853.4	1,394.0
Investment in affiliates	764.2	774.6
Other assets	1,240.1	1,006.4
Assets held for sale	509.0	503.3

Total Assets	$31,963.1	$25,585.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Settlement obligations	$14,317.2	$14,833.2
Accounts payable and other liabilities	3,845.9	2,993.6
Borrowings	2,970.7	3,575.0
Liabilities related to assets held for sale	140.4	136.5

Total Liabilities	21,274.2	21,538.3

Commitments and contingencies (see Note 8)
Stockholders’ Equity:
Common stock, $.01 par value; authorized 2,000.0 shares, issued 1,067.7 shares (2004) and 897.9 shares (2003)	10.7	9.0
Additional paid-in capital	9,444.7	2,576.9

Paid-in capital	9,455.4	2,585.9
Retained earnings	7,060.4	6,589.3
Accumulated other comprehensive loss	(141.2)	(100.2)
Less treasury stock at cost, 195.2 shares (2004) and 181.4 shares (2003)	(5,685.7)	(5,027.7)

Total Stockholders’ Equity	10,688.9	4,047.3

Total Liabilities and Stockholders’ Equity	$31,963.1	$25,585.6

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash and cash equivalents at beginning of period attributable to continuing operations	$839.8	$790.4
Cash and cash equivalents at beginning of period attributable to discontinued operations	67.8	29.0

CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations	479.9	290.8
Net income from discontinued operations	3.6	1.8
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	162.6	139.8
Non-cash portion of charges (gains) related to restructuring, impairments, investment (gains) and losses, divestitures and other, net	(202.8)	0.1
Other non-cash items, net	(2.5)	(4.4)
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable	53.6	45.7
Other assets	45.2	53.6
Accounts payable and other liabilities	(104.7)	(72.4)
Income tax accounts	173.8	50.9

Net cash provided by operating activities from continuing operations	605.1	504.1
Net cash provided by operating activities from discontinued operations	9.3	5.4

Net cash provided by operating activities	614.4	509.5
CASH FLOWS FROM INVESTING ACTIVITIES
Current year acquisitions, net of cash acquired	544.5	(108.1)
Payments related to other businesses previously acquired	(25.7)	(7.3)
Proceeds from dispositions, net of expenses paid	435.6	—
Additions to property and equipment, net	(37.9)	(47.3)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(37.2)	(90.2)
Proceeds from the sale of marketable securities	647.7	8.5
Other investing activities	(111.1)	(16.9)

Net cash provided by (used in) investing activities from continuing operations	1,415.9	(261.3)
Net cash (used in) investing activities from discontinued operations	(2.6)	(0.8)

Net cash provided by (used in) investing activities	1,413.3	(262.1)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(603.0)	(5.7)
Proceeds from issuance of common stock	100.7	51.3
Purchase of treasury shares	(956.3)	(258.4)
Cash dividends	(14.4)	(15.0)

Net cash (used in) financing activities from continuing operations	(1,473.0)	(227.8)
Net cash (used in) financing activities from discontinued operations	(0.1)	—

Net cash (used in) financing activities	(1,473.1)	(227.8)

Change in cash and cash equivalents – continuing operations	548.0	15.0
Change in cash and cash equivalents – discontinued operations	6.6	4.6

Cash and cash equivalents at end of period attributable to continuing operations	$1,387.8	$805.4

Cash and cash equivalents at end of period attributable to discontinued operations	$74.4	$33.6

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Basis of Presentation

The accompanying Consolidated Financial Statements of First Data Corporation (“FDC” or the “Company”) should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Significant accounting policies disclosed therein have not changed.

The accompanying Consolidated Financial Statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial position of the Company at March 31, 2004, the consolidated results of its operations for the three months ended March 31, 2004 and 2003 and its cash flows for the three months ended March 31, 2004 and 2003. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

Consolidation

The accompanying Consolidated Financial Statements include the accounts of FDC and its controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in unconsolidated affiliated companies are accounted for under the equity method and are included in “investment in affiliates” on the accompanying Consolidated Balance Sheets. The Company generally utilizes the equity method of accounting when it has an ownership interest of between 20% and 50% in an entity, providing the Company is able to exercise significant influence over the investee’s operations.

The Company consolidates a subsidiary’s financial statements when the Company has the ability to exert control over the subsidiary. Normally, control is established with a greater than 50% ownership interest in a subsidiary. When the Company does not exercise control over a majority-owned subsidiary as a result of other investors having rights over the management and operations of the subsidiary, the Company accounts for the subsidiary under the equity method. As of March 31, 2004 and December 31, 2003, all affiliates with a greater than 50% ownership were consolidated into the financial statements of the Company.

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

On February 26, 2004, FDC completed the acquisition of Concord EFS, Inc. (“Concord”). Prior to the merger on December 15, 2003, the Company announced an agreement with the U.S. Department of Justice (“DOJ”) that allowed the Company to complete its merger with Concord. The Company agreed to divest and is currently seeking a buyer for its 64% ownership of NYCE Corporation (“NYCE”), an electronic funds transfer network. The net assets and results of operations of NYCE have been reclassified as discontinued operations and, accordingly, prior periods have been restated. Amounts disclosed in the notes to the Consolidated Financial Statements also exclude the impact of discontinued operations for all periods presented (see Note 9).

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Certain prior period amounts have been reclassified to conform to the current period presentation.

Revenue Recognition

FDC recognizes revenues from its information processing services as such services are performed. Revenue is recorded net of certain costs not controlled by the Company such as credit and offline debit interchange fees and assessments charged by credit card associations which totaled $1,000.2 million and $840.1 million for the three months ended March 31, 2004 and 2003, respectively. Network fees related to PIN-based debit transactions are recognized in revenues and cost of services. The network fees are invoiced by the networks periodically and paid directly by the Company and totaled $76.9 million and $34.9 million for the three months ended March 31, 2004 and 2003, respectively.

Earnings Per Common Share

Earnings per common share amounts are computed by dividing net income by the weighted-average common and common equivalent shares (when dilutive) outstanding during the period. Amounts utilized in per share computations are as follows (in millions):

	Three months ended March 31,
	2004	2003
Weighted-average shares outstanding:
Basic weighted-average shares	780.8	750.2
Common stock equivalents	11.9	8.9
4 7/8% convertible note due 2005	—	0.9

	792.7	760.0

Earnings add-back related to convertible note	—	$0.1

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

The diluted earnings per share calculation excludes stock options, warrants and convertible debt that are convertible into 14.2 million common shares for the three month period ended March 31, 2004, and 39.5 million common shares for the three month period ended March 31, 2003. The exclusion occurs because the exercise price of these instruments was greater than the average market price of the Company’s common stock and their inclusion would have been anti-dilutive or conversion is conditional upon the occurrence of certain events.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Stock Based Compensation

Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, as amended, “Accounting for Stock-Based Compensation” (“SFAS 123”), establishes accounting and reporting standards for stock based employee compensation plans. As permitted by the standards, FDC continues to account for such arrangements under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and its related interpretations. The Company has elected to follow APB 25 for its employee stock options, because as discussed below, the alternative fair value accounting under SFAS 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma net income as if compensation expense had been recorded for the Company’s stock-based employee compensation plans, is as follows (in millions, except per share amounts):

	Three Months Ended March 31,
	2004	2003
Reported net income	$483.5	$292.6
SFAS 123 expense, net of tax	(28.8)	(29.6)

Pro forma net income	$454.7	$263.0

Reported earnings per share – basic	$0.62	$0.39
Reported earnings per share – diluted	0.61	0.39
Pro forma earnings per share – basic	$0.58	$0.35
Pro forma earnings per share – diluted	0.57	0.35

For a detailed description regarding the assumptions used to calculate the compensation expense noted above, refer to Note 14 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The Company has changed the weighted-average risk-free interest rate to 3.04% and the dividend yield to 0.20% used in the calculation as of March 31, 2004 from what was disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

In February 2004, the Company awarded 460,000 shares of restricted stock to officers and other executives. The stock awards vest if the executive is still employed by the Company at the time, on the earlier of (i) February 25, 2009 or (ii) at any time after February 25, 2007 if on each trading day during the previous 30-day period the highest intra-day trading price of the Company’s common stock on the New York Stock Exchange is equal to or greater than $70.00 per share. Vesting may be accelerated pursuant to the terms of the 2002 Long-Term Incentive Plan. The fair value of the restricted shares on the date of the grant is amortized ratably over the vesting period. Unearned compensation on the February 2004 grant of $18.8 million was recorded based on the market value of the shares on the date of grant and is being amortized over five years. The unamortized balance of unearned compensation on restricted stock is included as a component of additional paid-in capital in stockholders’ equity.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Supplemental Cash Flow Information

Significant non-cash transactions during the first three months of 2004 included the issuance of 169.8 million shares of FDC common stock to the Concord shareholders and the conversion of outstanding Concord options to options to purchase 20.5 million shares of FDC common stock as consideration in the acquisition.

The Company also awarded 460,000 shares of restricted stock to officers and other executives.

There were no significant non-cash transactions during the first three months of 2003.

Note 2: Acquisitions

Concord EFS, Inc.

On February 26, 2004 the Company completed its merger with Concord. FDC and Concord each have distinct strengths in product lines and markets that in combination will provide financial institutions, retailers, and consumers with a broader spectrum of payment options; greater input into the future direction of the electronic payments industry; and access to new technologies and global markets. The results of Concord’s operations are included in the Consolidated Statement of Income for the three months ended March 31, 2004 for the 35 days from the close date.

FDC issued 169.8 million shares of FDC common stock to Concord shareholders, and the outstanding Concord options were converted to options to purchase 20.5 million shares of FDC common stock pursuant to the exchange ratio of 0.365 FDC common shares for every Concord common share. The common shares issued and option conversion were based on the actual number of shares of Concord common stock and options outstanding on February 26, 2004. The average market price per share of FDC’s common stock of $38.82 is based on an average of trading days (December 11, December 12, December 16 and December 17) around the December 15, 2003 announcement date of the amended terms of the proposed merger. In accordance with the terms of the merger, Concord’s outstanding options that were granted prior to February 26, 2004 vested upon completion of the merger. Options assumed in conjunction with the acquisition had a weighted-average exercise price of $36.11 and a fair market value of $268.5 million based on the Black-Scholes option pricing model. The total purchase price of the merger was $6.9 billion, including acquisition-related costs.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The preliminary allocation of the $6.9 billion purchase price at the date of the acquisition was as follows:

(in millions)
ASSETS
Cash and cash equivalents	$546.0
Settlement assets	542.0
Accounts receivable	181.8
Property and equipment	158.5
Goodwill	4,599.1
Other intangibles	1,557.0
Investment in affiliates	3.1
Other assets	891.4

Total Assets	$8,478.9

LIABILITIES
Settlement obligations	$542.0
Accounts payable and other liabilities	899.3
Borrowings	131.6

Total Liabilities	$1,572.9

Total purchase price	$6,906.0

Based on the preliminary independent valuation prepared using estimates and assumptions provided by management, the $1,557.0 million preliminary fair market value assigned to Concord’s intangible assets represents $1,140.0 million of customer contracts, $320.0 million related to the STAR® trade name and $97.0 million of proprietary and third party software. The fair market value of the intangibles was based on a preliminary independent valuation, other than $35.9 million of purchased software for which book value approximates fair market value. These fair market values are subject to change pending receipt of the final independent valuation and other factors. The Company expects to complete the final valuation in the second quarter 2004. Customer contracts represent Concord’s contractual relationships with merchants and financial institutions. Certain of these contractual relationships are in various stages of being renegotiated. To the extent certain of these contractual relationships are not renewed, the value of such relationships in the final valuation will be different than the preliminary value. The estimated useful lives assigned to customer relationships range from six to 13 years (with a weighted average amortization period of 10 years). The estimated useful lives assigned to purchased software and proprietary software was five years and the STAR tradename was 25 years.

On October 23, 2003, the DOJ along with the District of Columbia and eight states filed a lawsuit against FDC and Concord in United States District Court for the District of Columbia, seeking a permanent injunction against the merger of the two companies. On December 15, 2003, FDC announced an agreement with the DOJ allowing the Company to complete the merger with Concord. The agreement provides for FDC’s divestiture of its 64% ownership of NYCE. The Company is currently seeking a buyer for its 64% ownership of NYCE, an electronic funds transfer network.

Of the total purchase price, approximately $4.6 billion has been allocated to goodwill, of which $2.9 billion and $1.7 billion was reflected in the Merchant Services and Card Issuing Services segments, respectively. Goodwill represents the excess of the purchase price for the acquired business over the fair value of the underlying net tangible and identifiable intangible assets. The goodwill is not deductible for tax purposes nor amortized for book purposes.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following unaudited pro forma condensed combined consolidated statements of income reflect the consolidated results of operations of the Company as if the acquisition of Concord had occurred at the beginning of each period presented. The historical financial information has been adjusted to give effect to events that are (1) directly attributed to the merger, (2) factually supportable, and (3) with respect to the income statement, expected to have a continuing impact on the combined results. Such items include additional amortization expense associated with the preliminary valuation of intangible assets. Due to the required divestiture under the agreement with the DOJ, NYCE’s results of operations are treated as income from discontinued operations, net of tax, and excluded from the unaudited pro forma condensed combined consolidated statements of income.

Unaudited Pro Forma Condensed Combined Consolidated

Statements of Income

	Three Months Ended March 31,
	2004	2003
	(in millions, except per share data)
REVENUES
Transaction and processing service fees	$2,117.6	$1,950.8
Other non-transaction based revenue	88.6	67.6
Product sales and other	84.2	78.0
Reimbursable postage and other	155.0	169.9

	2,445.4	2,266.3

EXPENSES
Cost of services	1,290.0	1,189.8
Cost of products sold	49.4	48.7
Selling, general and administrative	377.0	359.8
Reimbursable postage and other	155.0	169.9
Other operating expenses	62.9	—

	1,934.3	1,768.2

Operating profit	511.1	498.1

Other income / (expense)	276.5	14.4
Interest expense	(31.2)	(25.0)

Income before income taxes, minority interest and equity earnings in affiliates	756.4	487.5

Income taxes	197.2	141.0
Minority interest	(28.5)	(23.7)
Equity earning in affiliates	30.8	29.0

Net income from continuing operations	$561.5	$351.8

Earnings per share:
Basic earnings per share from continuing operations	$0.63	$0.38
Diluted earnings per share from continuing operations	$0.62	$0.37
Weighted average shares outstanding:
Basic	885.3	927.8
Diluted	899.8	940.7

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Concord Merger-related Restructuring Charges

An $11.1 million charge related to severance for 720 employees and a charge for $32.8 million related to facilities was recorded in connection with the planned closure of certain Concord facilities due to the consolidation of duplicative functions, including selected operations located in Maitland, Florida; Memphis, Tennessee and Amarillo, Texas. The operations in these locations included authorization, deployment, settlement and funding, customer service and administrative support functions. The restructuring plans will be completed throughout 2004 with all restructuring plans completed by June 2005. These costs were accounted for under Emerging Issues Task Force (“EITF”) No. 95-3 (“EITF 95-3”), “Recognition of Liabilities in Connection with a Purchase Business Combination.” These costs are recognized as a liability assumed in the purchase business combination and included in the allocation of the cost to acquire Concord. Restructuring charges related to FDC facilities and employees were expensed as incurred as discussed in Note 3.

The $32.8 million liability for facility exit costs relates to the guaranteed residual value for the Memphis headquarters and carrying costs associated with this facility. The Company is responsible for the difference between the assumed sale proceeds and the guarantee value of $50.5 million.

The Company is working to finalize its integration plans, which may result in additional severance and employee-related costs, facility exit costs and contractual termination costs.

Other

In April 2004, the Company acquired 100% of Cashcard Australia Limited (“Cashcard”), a provider of ATM services in the Australian marketplace, for approximately $260 million in cash and assumed debt. The transaction facilitated FDC’s entry into the Australian merchant ATM deployment market. The transaction creates opportunities for FDC and Cashcard clients, expanding the delivery of services such as credit and debit POS processing, deployment of merchant ATMs, check authorization and money transfer. A majority of Cashcard’s operations will be aligned with the Merchant Services segment, with the remainder aligned in the Card Issuing Services segment.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 3: Restructuring, Impairments, Investment Gains and Losses, Divestitures and Other

2004 Activities

The Company recorded restructuring charges, impairment charges, investment gains and losses, divestiture related gains and other, net during the three months ended March 31, 2004. A summary of pretax benefits (charges), incurred by segment, is as follows:

	Pretax Benefit/(Charge)
(in millions) Quarter ended March 31, 2004	Payment Services	Merchant Services	Card Issuing Services	All Other and Corporate	Totals
Restructuring charges	$(1.8)	$(4.1)	$(5.9)	$(20.5)	$(32.3)
Restructuring accrual reversals	0.1	—	—	—	0.1
Impairments	(0.4)	—	—	(5.3)	(5.7)
Other	—	(25.0)	—	—	(25.0)
Net investment gains/(losses)	—	(1.1)	1.4	(2.1)	(1.8)
Divestiture gain	—	263.8	—	—	263.8
Divestiture accrual reversals	—	—	—	1.3	1.3

Total pretax benefit, net of reversals	$(2.1)	$233.6	$(4.5)	$(26.6)	$200.4

Restructuring charges

The restructuring charges were comprised of severance totaling $27.0 million and $5.3 million related to facility closures. Severance charges resulted from the termination of approximately 364 employees across the organization, representing all levels of employees and approximately 1% of the Company’s workforce. The following describes the nature and timing of the restructuring plans by segment:

•	Payment Services charges related to severance costs associated with the consolidation of various international functions into Dublin, Ireland. The restructuring plan was completed in the first quarter of 2004, and no additional charges are expected to be incurred.

•	Merchant Services severance charges resulted from the planned closure of certain FDC locations, including a Cardservice International, Inc. (“CSI”) call center, a TeleCheck Services, Inc. (“TeleCheck”) data center and a PayPoint Electronic Payment Systems (“PayPoint”) debit processing center, as a result of the Company’s reorganization done in conjunction with the Concord integration. Severance charges also were incurred related to the continued integration of international support functions between the Merchant Services and Card Issuing Services segments that began in 2003. Additionally, in connection with the dissolution of a joint venture the Company paid for the severance of joint venture employees. The CSI and PayPoint restructuring plans will be completed in the second quarter of 2004 while the TeleCheck restructuring plan was completed in the first quarter of 2004. Additional charges will be incurred in connection with both the TeleCheck and PayPoint restructuring plans.

•	Card Issuing Services severance charges resulted from the integration of international support functions with Merchant Services as noted above. Charges also were incurred related to the lease buyout of a facility in the United Kingdom after it was determined that the facility could not fulfill the Company’s needs. These restructuring plans were completed in the first quarter of 2004, and no additional charges in connection with these plans are expected to be incurred.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

•	All Other and Corporate charges related to severance resulted from the consolidation of certain administrative operations with Concord and a number of restructuring actions within eONE Global L.P. (“eONE”). eONE severance charges were incurred as a result of eONE’s decision to slow the rate of investment in certain product offerings due to market immaturity, and reductions of the overall management structure at eONE. Part of these severance charges included the elimination of several senior management positions. A charge related to certain of these senior managers also was incurred due to their right upon termination under certain circumstances to sell shares purchased at the time of eONE’s formation to eONE at the original purchase price. These restructuring plans will be completed in the second quarter of 2004, and no additional charges are expected to be incurred.

The following table summarizes the Company’s utilization of restructuring accruals for the three months ended March 31, 2004 (in millions):

	Employee Severance	Facility Closure
Remaining accrual at January 1, 2004	$17.9	$1.9
Expense provision	27.0	5.3
Cash payments and other	(14.0)	(4.8)
Changes in estimates	(0.1)	—

Remaining accrual at March 31, 2004	$30.8	$2.4

Impairments

The Company recognized $5.7 million of asset impairment charges during the first quarter of 2004. The All Other and Corporate charges include the write-down of fixed assets associated with facility closures which were part of the restructuring actions noted above, and an impairment of Encorus software due to diminished demand for a product offering. The Payment Services charge was due to the write-down of leasehold improvements associated with certain domestic restructuring activities.

Other

The Company recognized a $25.0 million pretax charge related to adjustments for TeleCheck accounting entries that originated primarily during 2002 and 2003. The Company is undertaking a comprehensive review of this business, and assessing the overall strategic fit of the collections business in TeleCheck.

Investment gains and losses, net

The table below details the investment gains realized and losses incurred during the three months ended March 31, 2004. The investments were written down to fair value based on quoted market prices for public companies and for privately held companies by considering market conditions, offering prices, trends of earnings/losses, price multiples, financial position, new financing or other measures.

Gains/(losses) (in millions):	Three months ended March 31, 2004
Write down of investments related to e-commerce businesses	$(2.7)
Dissolution of a joint venture	(0.8)
Gain on sale of investments	1.7

Net investment losses	$(1.8)

During the first quarter 2003, the Company recorded investment losses of $0.1 million attributable to e-commerce businesses.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Divestitures, net

The Company sold its 67% interest in GCA Holdings, LLC, the parent holding company of Global Cash Access LLC (“GCA”), in March 2004. GCA is a supplier of cash access and customer relationship marketing technologies to the gaming industry. The sale resulted in net proceeds of $435.6 million and a pretax gain of $263.8 million.

The Company reversed divestiture accruals of $1.3 million due to the expiration of certain exposures.

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

At March 31, 2004, there were 12 affiliates accounted for under the equity method of accounting, comprised of five merchant alliances and seven strategic investments in companies in related markets, including Western Union agents.

A summary of financial information for the merchant alliances and other affiliates accounted for under the equity method of accounting is as follows:

(in millions)	March 31, 2004	December 31, 2003
Total assets	$3,625.5	$3,602.1
Total liabilities	2,512.6	2,462.9

	Three months ended March 31,
(in millions)	2004	2003
Net operating revenues	$361.1	$327.0
Operating expenses	259.7	244.2

Operating income	101.4	82.8

Net income	80.7	67.1

FDC share of net income	38.3	35.8
Amortization expense	7.5	6.8

FDC equity earnings	$30.8	$29.0

The primary components of assets and liabilities are settlement-related accounts as described in Note 5 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

The formation of a merchant alliance generally involves the Company and a financial institution each contributing merchant contracts to the alliance and a cash payment from one owner to the other to achieve the desired ownership percentage for each. The asset amounts reflected above are owned by the alliances and other equity method investees and do not include any of such payments made by the Company. The amount by which the Company’s total investments in joint ventures exceeded its proportionate share of the joint ventures’ net assets totaled $524.2 million and $530.6 million at March 31, 2004 and December 31, 2003, respectively.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5: Borrowings

As part of the acquisition of Concord on February 26, 2004, the Company assumed the outstanding Federal Home Loan Bank (“FHLB”) loan payable balance of $131.6 million which was paid in full in March 2004.

The Company called the $542 million 2% Senior Convertible Contingent Debt Securities due 2008 (“CODES”) on March 3, 2004. Bondholders had the option of taking cash or common stock of which $358.3 million was redeemed at face value for cash and 4.5 million shares were issued.

The Company paid down the $100 million floating rate note upon its maturity during the first quarter of 2004.

Note 6: Comprehensive Income

The components of comprehensive income are as follows (in millions):

	Three months ended March 31,
	2004	2003
Net income	$483.5	$292.6
Foreign exchange effect	6.2	9.6
Unrealized gain (loss) on hedging activities	(33.2)	0.6
Unrealized gain (loss) on securities (a)	(14.0)	14.5

Total comprehensive income	$442.5	$317.3

(a)	Net of reclassification adjustment for realized gains included in the “investment income, net” component of revenues and net income. The net income impact of the realized gains is $30.0 million and $17.6 million for the three months ended March 31, 2004 and 2003, respectively.

Note 7: Segment Information

For a detailed discussion of the Company’s principles regarding its operating segments as defined by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” refer to Note 16 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Alignment of Concord operations

Concord’s operations were assigned to FDC’s existing segments based on the services provided and the customer bases served. Concord’s merchant acquiring business and its risk management services, which are provided through the majority-owned subsidiary Primary Payment Systems, (“PPS”), are included in the Merchant Services segment. Concord’s prepaid stored-value card and transportation services businesses were assigned to the Payment Services segment. The STAR services and related network businesses were assigned between the Merchant Services segment and the Card Issuing Services segment based upon whether the service was provided in an acquiring or issuing capacity. Services provided to issuers, which are primarily financial institutions, and their cardholders are included in the Card Issuing Services segment, and the services provided to acquirers and merchants are included in the Merchant Services segment.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Realignment of historical FDC operations

In the first quarter 2004 the Company realigned the following operations:

•	Data processing services provided to outside customers was moved from the Payment Services segment to the Card Issuing Services segment. These outsourcing services were realigned because they are more reflective of the outsourcing services provided by Card Issuing Services.

•	Royalty income was moved from Merchant Services into All Other and Corporate. The royalty income was realigned to conform to management responsibility and its association with voice center technology, which resides in All Other and Corporate.

•	eONE, which comprised the entire Emerging Payments segment, was moved to All Other and Corporate. This realignment was made as a result of the Company’s strategic plans.

GCA Disposition

On March 9, 2004 the Company sold its 67% interest in GCA which comprised the Merchant Services segment’s gaming services. GCA’s historic operating results have been removed from the Merchant Services segment results. The GCA operating results from January 1, 2004 to March 9, 2004 are included in the Consolidated Statements of Income for the period ending March 31, 2004, and are presented as a divested operation for purposes of segment reporting on a retroactive basis.

The following table presents the Company’s operating segment results for the three months ended March 31, 2004 and 2003:

Three months ended March 31, 2004	Payment Services	Merchant Services	Card Issuing Services	All Other and Corporate	Totals
(in millions)
Revenues:
Transaction and processing service fees	$856.2	$518.6	$387.8	$41.9	$1,804.5
Check verification and guarantee services	—	97.8	—	—	97.8
Investment income, net	97.6	2.3	—	—	99.9
Professional services	—	7.7	11.8	9.3	28.8
Software licensing and maintenance	—	1.2	7.1	7.4	15.7
Product sales and other	0.8	75.3	—	2.4	78.5
Reimbursable postage and other	3.0	2.4	150.2	—	155.6
Equity earnings in affiliates (a)	0.1	38.6	—	—	38.7
Interest income	0.5	0.2	1.1	3.6	5.4

Total segment reporting revenues	$958.2	$744.1	$558.0	$64.6	$2,324.9

Internal revenue and pretax equivalency	$53.3	$9.9	$14.4	$2.9	$80.5
External revenue	904.9	734.2	543.6	61.7	2,244.4
Depreciation and amortization	24.8	70.2	57.8	7.1	159.9
Operating profit (loss)	328.6	153.8	97.9	(18.1)	562.2
Restructuring, impairments, investment gains and (losses) and other, net	(2.1)	233.6	(4.5)	(26.6)	200.4

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Three months ended March 31, 2003	Payment Services	Merchant Services	Card Issuing Services	All Other and Corporate	Totals
(in millions)
Revenues:
Transaction and processing service fees	$754.3	$390.3	$350.0	$39.1	$1,533.7
Check verification and guarantee services	—	92.4	—	—	92.4
Investment income, net	83.2	2.0	—	—	85.2
Professional services	—	7.5	13.9	10.7	32.1
Software licensing and maintenance	—	1.3	3.3	6.6	11.2
Product sales and other	1.1	50.3	—	19.9	71.3
Reimbursable postage and other	1.8	0.1	166.1	—	168.0
Equity earnings in affiliates (a)	(0.7)	36.9	0.5	—	36.7
Interest income	—	—	0.6	0.7	1.3

Total segment reporting revenues	$839.7	$580.8	$534.4	$77.0	$2,031.9

Internal revenue and pretax equivalency	$55.6	$8.7	$16.5	$2.5	$83.3
External revenue	784.1	572.1	517.9	74.5	1,948.6
Depreciation and amortization	25.2	54.5	49.4	7.2	136.3
Operating profit (loss)	281.0	122.9	75.0	(5.3)	473.6
Investment (losses)	—	—	—	(0.1)	(0.1)

The following table presents a reconciliation of the total segment and All Other and Corporate revenue to consolidated revenue, and total segment and All Other and Corporate operating profit to income before income taxes, minority interest and equity earnings in affiliates as reported on the Consolidated Statements of Income.

	Three months ended March 31,
	2004	2003
(in millions)
Revenues:
Total reported segments	$2,260.3	$1,954.9
All Other and Corporate	64.6	77.0

Subtotal	2,324.9	2,031.9

Adjustments for items included in segment and All Other and Corporate revenues: (b)
Equity earnings in affiliates (a)	(38.7)	(36.7)
Interest income	(5.4)	(1.3)
Divested operations (c)	58.1	63.8
Eliminations (d)	(80.5)	(83.3)

Consolidated revenue	$2,258.4	$1,974.4

Income before income taxes, minority interest, equity earnings in affiliates, and discontinued operations
Total reported segments operating profit (e)	$580.3	$478.9
All Other and Corporate operating profit	(18.1)	(5.3)

Subtotal	562.2	473.6

Adjustments for items included in segment and All Other and Corporate operating profit: (b)
Equity earnings in affiliates (a)	(30.8)	(29.0)
Divested operations (c)	11.2	6.9
Minority interest from segment operations (f)	34.4	23.4
Eliminations (d)	(50.3)	(55.7)
Interest expense	(31.1)	(24.9)
Restructuring, net	(32.2)	—
Impairments	(5.7)	—
Other	(25.0)	—
Investment gains and (losses)	(1.8)	(0.1)
Divestitures, net	265.1	—

Income before income taxes, minority interest, equity earnings in affiliates and discontinued operations	$696.0	$394.2

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(a)	Excludes equity losses that were recorded in expense of $0.4 million and $0.9 million for the three months ended March 31, 2004 and 2003, respectively, and the amortization related to the excess of the investment balance over the Company’s proportionate share of the investee’s net book value for 2004 and 2003.

(b)	Reconciles the total segment and All Other and Corporate revenue to consolidated revenue or total segment and All Other and Corporate operating profit to income before income taxes, minority interest, equity in earnings in affiliates, and discontinued operations as reported on the Consolidated Statements of Income.

(c)	The Company sold its 67% owned subsidiary, GCA in March 2004. Revenue and operating profit associated with GCA is excluded from segment results. The Merchant Services segment revenue and operating profit were reclassified for 2003 to exclude results from GCA.

(d)	Represents elimination of an adjustment to record the Payment Services segment revenues and operating profit on a pretax equivalent basis and elimination of intersegment revenue.

(e)	Segment and All Other and Corporate operating profit includes interest income, minority interest from segment operations and equity earnings in affiliates net of related amortization expense and the allocation of corporate overhead.

(f)	Minority interest from segment operations excludes minority interest attributable to items excluded from segment operations as noted above.

	March 31, 2004	December 31, 2003
Assets (in millions):
Payment Services	$16,288.6	$16,787.1
Merchant Services	9,979.2	5,156.1
Card Issuing Services	4,093.3	1,808.7
All Other and Corporate	1,093.0	1,056.0
Discontinued business	509.0	503.3
Divested business	—	274.4

Consolidated	$31,963.1	$25,585.6

Note 8: Commitments and Contingencies

In 2001, two putative class actions based on similar factual allegations were filed in the United States District Court for the Eastern District of New York against the Company and its subsidiary, Western Union Financial Services, Inc., asserting claims on behalf of a putative worldwide class (excluding members of the settlement class of similar actions previously filed against the Company and its subsidiaries). These actions have been consolidated into a single action. The plaintiffs claim that the Company, Western Union and Orlandi Valuta impose an undisclosed “charge” when they transmit consumers’ money by wire either from the United States to international locations or from international locations to the United States, in that the exchange rate used in these transactions is less favorable than the exchange rate that Western Union and Orlandi Valuta receive when they trade currency in the international money market. Plaintiffs further assert that Western Union’s failure to disclose this “charge” in the transactions violates 18 U.S.C. section 1961 et seq. and state deceptive trade practices statutes, and also asserts claims for civil conspiracy. The plaintiffs seek injunctive relief, compensatory damages in an amount to be proven at trial, treble damages, punitive damages, attorneys’ fees, and costs of suit. The parties to this action reached a proposed settlement of all claims that includes the following: (1) Western Union (and, with respect to money

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

transfer transactions from the U.S. other than California to Mexico, Orlandi Valuta) will issue coupons for discounts on future international money transfer transactions to customers who transferred money from the U.S. to certain countries other than Mexico between January 1, 1995 and approximately March 31, 2000 (for certain services, Western Union will issue coupons for transactions conducted as late as December 31, 2001), from anywhere in the U.S. other than California to Mexico between September 1, 1999 and March 31, 2000 (again, for certain services, Western Union will issue coupons for transactions conducted as late as December 31, 2001), from countries other than Canada to the U.S. between January 1, 1995 and March 31, 2000, and from Canada to the U.S. between January 1, 1995 and approximately July 31, 2002; (2) injunctive relief requiring Western Union and Orlandi Valuta to make additional disclosures regarding their foreign exchange practices; and (3) reasonable attorneys’ fees, expenses and costs as well as the costs of settlement notice and administration. A small number of class members filed objections to or requests for exclusion from the proposed settlement. The Court has granted preliminary approval of the proposed settlement, granted approval of the proposed form and manner of class notice, and held a Fairness Hearing on April 9, 2004. If the settlement is not approved, the Company intends to vigorously defend this action.

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

A number of complaints against Concord and its directors containing essentially identical allegations were consolidated on November 20, 2002 under the caption In re Concord EFS, Inc. Securities Litigation in the United States District Court for the Western District of Tennessee. The lead plaintiffs in the action have filed a Consolidated Amended Complaint in which they allege, among other items, that Concord’s financial statements were materially misleading because they failed to disclose “related party transactions” with H&F Card Services, Inc. (“H&F”). The Consolidated Amended Complaint seeks class certification, an unspecified amount of

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

compensatory damages, including interest thereon, attorney fees and other costs and expenses on behalf of the plaintiffs and members of the putative class, and other relief the Court may deem just and proper. The parties are currently engaged in discovery. The Company intends to vigorously defend against these claims.

On or about April 3 and 4, 2003 two purported class action complaints were filed on behalf of the public holders of Concord’s common stock (excluding shareholders related to or affiliated with the individual defendants). The defendants in those actions were certain current and former officers and directors of Concord. The complaints generally alleged breaches of the defendants’ duty of loyalty and due care in connection with the defendants’ alleged attempt to sell Concord without maximizing the value to shareholders in order to advance the defendants’ alleged individual interests in obtaining indemnification agreements related to the securities litigation discussed above and other derivative litigation. The complaints sought class certification, injunctive relief directing the defendants’ conduct in connection with an alleged sale or auction of Concord, reasonable attorneys’ fees, experts’ fees and other costs and relief the Court deems just and proper. On or about April 2, 2003 an additional purported class action complaint was filed by Barton K. O’Brien. The defendants were Concord, certain of its current and former officers and directors, and the Company. The Company subsequently was dismissed from the action. This complaint contained allegations regarding the individual defendants’ alleged insider trading and alleged violations of securities and other laws and asserted that this alleged misconduct reduced the consideration offered to our shareholders in the proposed merger between Concord and a subsidiary of the Company. The complaint sought class certification, attorneys’ fees, experts’ fees, costs and other relief the Court deems just and proper. Moreover, the complaint also sought an order enjoining consummation of the merger, rescinding the merger if it is consummated and setting it aside or awarding rescissory damages to members of the putative class, and directing the defendants to account to the putative class members for unspecified damages. These complaints were consolidated in a second amended consolidated complaint filed September 19, 2003 into one action (In re Concord EFS, Inc. Shareholder Litigation) in the Shelby County Circuit for the State of Tennessee.

On October 15, 2003, the plaintiffs In re Concord EFS, Inc. Shareholder Litigation moved for leave to file a third amended consolidated complaint similar to the previous complaints but also alleging that the proxy statement disclosures relating to the antitrust regulatory approval process were inadequate. On October 17, 2003, the plaintiffs filed a motion for preliminary injunction to enjoin the shareholder vote on the proposed merger and/or the merger itself. The Court denied the plaintiffs’ motion on October 20, 2003 but ordered deposition discovery on an expedited basis. On October 27, 2003 the plaintiffs filed a renewed motion to enjoin the shareholder vote, which was denied by the Court the same day. The Company intends to vigorously defend the action.

govONE Solutions, LP (“govONE”), a subsidiary of eONE, provides electronic tax processing services as a subcontractor for a partner bank, which has contracted with the U.S. Department of the Treasury, Financial Management Service (“FMS”), to be a provider of the Electronic Federal Tax Payment System (“EFTPS”). govONE has historically been one of the two providers of such services. In March 2004, govONE and its partner bank were informed that FMS intended to contract with them to be the single provider of EFTPS services based on proposed new terms submitted by govONE and its partner bank. In connection with the formation of the eONE partnership in November 2000, the Company agreed to contribute up to $100 million to eONE in the event that govONE’s contract is renewed on terms which are materially worse than the current contract, and have a material adverse effect on the business of govONE, subject to certain limitations. At this time the Company does not know if a contribution will be required, or if required, the amount of such contribution.

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

(Unaudited)

Note 9: Assets Held for Sale and Discontinued Operations

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

Included in the discontinued operations calculation is allocated interest in accordance with EITF No. 87-24 “Allocation of Interest to Discontinued Operations” of $1.6 million and $1.5 million for the three months ended March 31, 2004 and 2003, respectively. The majority of NYCE operations were historically included in the Merchant Services segment.

The Company reassessed the asset impairment test that was performed at December 31, 2003 and concluded that no impairment was necessary.

The following table presents the summarized results of NYCE’s operations for the three months ended March 31, 2004 and 2003.

	2004	2003
	(in millions)
Revenue	$36.1	$34.6
Expenses *	26.8	29.3

Income before income taxes	9.3	5.3
Income taxes	2.7	2.0
Minority interest, net of tax	(3.0)	(1.5)

Income from discontinued operations	$3.6	$1.8

*	Included in expenses is amortization of the intangibles based on the 2001 purchase price and allocated interest as noted above.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table presents the assets and liabilities held for sale as of March 31, 2004 and December 31, 2003 (in millions).

	March 31, 2004	December 31, 2003
Assets:
Cash and cash equivalents	$74.4	$67.8
Accounts receivable, net of allowance for doubtful accounts	12.6	13.0
Property and equipment, net of accumulated depreciation	12.1	11.6
Goodwill	309.9	309.9
Other intangibles, net of accumulated amortization	94.9	96.3
Other assets	5.1	4.7

Total assets held for sale	$509.0	$503.3

Liabilities:
Accounts payable and other liabilities	$139.4	$135.4
Borrowings	1.0	1.1

Total liabilities related to assets held for sale	$140.4	$136.5

Note 10: Employee Benefit Plans

The following table provides the components of net periodic benefit expense for the plans in accordance with SFAS No.132(R), “Employers’ Disclosures about Pensions and Other Post-retirement Benefits, revised 2003.”

	Three Months Ended March 31,
	2004	2003
	(in millions)
Service costs	$2.7	$1.9
Interest costs	14.5	13.7
Expected return on plan assets	(15.2)	(17.7)
Amortization	2.3	5.2

Net periodic benefit expense	$4.3	$3.1

The Company estimates the pension plan contribution for 2004 to be approximately $60 million, of which none was contributed as of March 31, 2004.

FIRST DATA CORPORATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

First Data Corporation (“FDC” or “the Company”), with headquarters in Greenwood Village, Colorado, operates electronic commerce and payment services businesses that serve approximately 3.5 million merchant locations, 1,400 card issuers, and millions of consumers. FDC operates in three business segments: Payment Services, Merchant Services and Card Issuing Services. As discussed in more detail below, the Company completed its merger with Concord EFS, Inc. (“Concord”) on February 26, 2004 and aligned the operations of Concord into each of the Company’s three segments. During the quarter the Company also sold its 67% interest in Global Cash Access (“GCA”). Additionally, the Company realigned certain components of historical segment operations and reclassified prior period results to reflect these realignments. One of these realignments resulted in the Emerging Payments segment being moved into All Other and Corporate. A brief description of each segment’s operations, after the above noted actions, is provided below. For a detailed discussion regarding the Company’s segments, prior to the above noted realignments, the businesses within each segment, the business strategies of the Company and each segment, business trends affecting the Company and certain risks inherent in the Company’s business, see Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Alignment of Concord operations

Concord’s operations were assigned to FDC’s existing segments based on the services provided and the customer bases served. Concord’s merchant acquiring business and its risk management services, which are provided through the majority-owned subsidiary Primary Payment Systems (“PPS”), are included in the Merchant Services segment. Concord’s prepaid stored-value card and transportation services businesses were assigned to the Payment Services segment. The STAR® services and related network businesses were allocated between the Merchant Services segment and the Card Issuing Services segment based upon whether the service was provided in an acquiring or issuing capacity. Services provided to issuers, which are primarily financial institutions, and their cardholders are included in the Card Issuing Services segment, and the services provided to acquirers and merchants are included in the Merchant Services segment. The following illustrative example is provided to assist in understanding the alignment of STAR network revenues between the two segments but does not represent the entirety of the services provided by the Company in either segment:

A point-of-sale (“POS”) personal identification number (“PIN”)-debit transaction occurs when a debit cardholder pays for merchandise from a merchant with a debit card and the cardholder enters a PIN as an electronic signature. When the merchant swipes the PIN-debit card through the POS terminal, a merchant acquirer (this could be FDC or one of its alliances) “acquires” the transaction and routes the transaction to the card issuer through a debit network (STAR or similar network) for transaction authorization and settlement. The debit network (STAR) will charge the merchant acquirer a fee (typically called a network acquirer switch fee) and will also charge the issuer a separate fee (typically called an issuer switch fee). In this circumstance, the fee obtained from the merchant and expenses incurred to acquire the transaction are recorded in the Merchant Services segment. Similarly, the fee obtained from the issuer and expenses incurred to route the transaction to the issuer and provide cardholder services are recorded in the Card Issuing Services segment.

Payment Services Segment

In the first quarter 2004 the Payment Services segment was realigned by moving data processing services provided to outside customers to the Card Issuing Services segment. These outsourcing services were realigned because they are more reflective of the outsourcing services provided by Card Issuing Services. Additionally, Concord’s payment related transportation services operations and prepaid stored-value card operations are now included in the Payment Services segment.

A brief explanation of the segment’s service offerings is presented below.

•	Consumer-to-consumer money transfer—Provides money transfer services to people who periodically need to send or receive cash quickly in emergency situations or to send funds to family and friends in other locations.

•	Consumer-to-business bill payment services—Provides services that facilitate transferring payments from consumers to utility companies, collection agencies, finance companies, mortgage lenders and other billers.

•	Official checks and money orders—Issues official checks that serve as an alternative to a bank’s own disbursement items such as cashier’s or bank checks, and sells money orders through an agent network of financial institutions and other entities.

•	Prepaid services—Develops, implements and manages prepaid stored-value card issuance and processing services for retailers (i.e., gift cards), and provides prepaid phone top-up services. Concord had similar prepaid stored-value operations that are now included within this service offering.

•	Transportation services—Provides payment processing, settlement and specialized reporting services, for trucking companies and owns and operates automated teller machines (“ATM”) at truck stops. These services were previously part of Concord and were included with the Payment Services segment due to similarities in distribution channels. Currently Western Union has agents located in truck stops and other locations where transportation services customers obtain cash and pay for fuel and other travel expenses.

Merchant Services Segment

On March 9, 2004 the Company sold its 67% interest in GCA which comprised the Merchant Services segment’s “gaming services.” GCA’s historic operating results have been removed from the Merchant Services segment results. The GCA operating results from January 1, 2004 to March 9, 2004 are included in the Consolidated Statements of Income for the period ending March 31, 2004, and are presented as a divested operation for purposes of segment reporting on a retroactive basis. The segment was further realigned by moving royalty income from Merchant Services into All Other and Corporate. The royalty income was realigned to conform with management responsibility and its association with voice center technology, which resides in All Other and Corporate. Additionally, Concord’s merchant acquiring business, and services provided as part of an acquiring activity in STAR’s debit network operations, are now included in the Merchant Services segment.

A brief explanation of the segment’s service offerings is presented below.

•	Merchant acquiring—Facilitates merchants’ ability to accept credit and debit cards by authorizing, capturing and settling merchants’ credit, debit, stored-value and loyalty card transactions. Also provides POS devices and other equipment necessary to capture merchant transactions. A majority of these services are offered through joint ventures or similar alliance arrangements with major financial institutions. This service offering now includes Concord’s merchant acquiring business, which provides similar payment processing and settlement as described above.

•

Check verification and guarantee services—Using the Company’s proprietary database system, verifies that a check writer does not have a history of writing bad checks, or guarantees that checks presented to merchants for payment will be collectible. These services now include Concord’s risk management

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

services product suite, offered largely through PPS, which provides software, information and analysis to assist in deposit, payment, and identity fraud prevention and reduction.

•	Network acquiring and processing services—Provides ATM processing, STAR network access, and acquired debit card transaction processing services such as authorization and settlement for acquirers. Most of these services are provided through STAR and related network businesses acquired as part of the Concord merger. During 2003, NYCE Corporation (“NYCE”) provided similar services. In conjunction with the Department of Justice (“DOJ”) approval of the Concord acquisition, the Company agreed to divest its 64% ownership interest in NYCE. As of the end of the first quarter 2004, NYCE had not been sold and its results are recorded in the Consolidated Statements of Income as part of discontinued operations, and therefore excluded from segment results. As part of the agreement with the DOJ, the Company is not involved with NYCE’s operations, as NYCE is considered a competitor to STAR. Discontinued operations consist solely of NYCE’s results of operations.

Card Issuing Services Segment

As noted above, in the first quarter of 2004 data processing services provided to outside customers that were previously reported as part of the Payment Services segment were moved to the Card Issuing Services segment. These outsourcing services were realigned because they are more similar to the outsourcing services provided by Card Issuing Services. Additionally, STAR’s network operations responsible for providing issuer-related services are now included in this segment.

A brief explanation of the segment’s service offerings is presented below.

•	Card processing—Provides credit, debit and private-label card processing services to financial institutions and other issuers of cards. Such services include account maintenance, transaction authorizing and posting, statement generation and printing, card embossing, fraud and risk management services and settlement.

•	Card processing software—Licenses and provides maintenance for the Company’s VisionPLUS card processing software to financial institutions, retailers and third-party processors primarily in international markets.

•	Network issuing, signature debit, and issuer related processing services— Provides STAR network access, ATM and debit card processing services such as transaction routing, authorization and settlement for issuers.

All Other and Corporate

As noted above, All Other and Corporate was realigned by moving the royalty income from Merchant Services into All Other and Corporate. The royalty income was realigned to conform with management responsibility and its association with voice center technology residing in All Other and Corporate. This category also includes Teleservices, a provider of voice-center services to telecommunications and financial services industries, and First Data Voice Services, a provider of Interactive Voice Response (“IVR”) services. All Other and Corporate now includes the eONE Global L.P. (“eONE”) operations previously reported as the Emerging Payments segment. This realignment was made as a result of the Company’s strategic plans. The Company holds a majority ownership interest of approximately 75% in eONE and its subsidiaries. eONE is focused on identifying, developing, commercializing and operating emerging payment systems and related technologies in three areas: government payments, mobile payments, and enterprise payments. eONE’s service offerings consist of government payments, which facilitates electronic tax payments; mobile payments, which develops mobile payments software and services; and enterprise payments which delivers accounts receivable and payable systems processing services.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Business Developments

Western Union has received Civil Investigative Demands from the DOJ in connection with a civil antitrust investigation that the Company believes is focused on contractual relationships between the Company’s money transfer business and its money transfer agents. Several states are participating in the investigation and have requested the information called for by the DOJ. Because the investigations are at an early stage, the Company cannot predict the outcome of the investigations and their effect on the Company’s business, but does not anticipate a material, if any, impact to the Company’s results of operations.

On March 9, 2004 the Company sold its 67% ownership interest in GCA, which resulted in net proceeds of $436 million and an after tax gain of $168 million. GCA’s results of operations remain part of continuing results due to FDC receiving cash flows from GCA from continuing business relationships. For segment reporting purposes, GCA is presented as a divested operation, with Merchant Services segment revenue and operating profit excluding GCA. The 2003 Merchant Services segment results were restated as well, to exclude GCA revenue and operating profit.

In the first quarter of 2004, several STAR contracts were renewed, the most significant of which was Union Bank of California, for STAR network access, ATM processing and signature debit processing. The Company will experience several deconversions over the next 12 to 18 months. A 2004 revenue decline of approximately $35 million from STAR’s historical results is expected due to the deconversion of Wachovia Bank, which began in February 2004, and Wells Fargo Bank which is set to commence in the second quarter of 2004.

During the first quarter of 2004, the Company expended $808 million to repurchase a total of 19.1 million FDC shares. Of the February 2004 authorized $1.0 billion stock repurchase program, $338 million remains as of March 31, 2004.

govONE Solutions, LP (“govONE”), a subsidiary of eONE, provides electronic tax processing services as a subcontractor for a partner bank, which has contracted with the U.S. Department of the Treasury, Financial Management Service (“FMS”), to be a provider of the Electronic Federal Tax Payment System (“EFTPS”). govONE has historically been one of the two providers of such services. In March 2004, govONE and its partner bank were informed that FMS intended to contract with them to be the single provider of EFTPS services based on proposed new terms submitted by govONE and its partner bank. In connection with the formation of the eONE partnership in November 2000, the Company agreed to contribute up to $100 million to eONE in the event that govONE’s contract is renewed on terms which are materially worse than the current contract, and have a material adverse effect on the business of govONE, subject to certain limitations. At this time the Company does not know if a contribution will be required, or if required, the amount of such contribution.

During the first quarter of 2004, Encorus Technologies, a subsidiary of eONE, entered into a multi-year contract to provide mobile commerce transaction processing services to Simpay, the consumer mobile payment network formed by Orange, Telefonica Moviles, T-Mobile and Vodafone. This contract covers Europe and the United States. Acceptance testing by Simpay is scheduled to be completed in the second half of 2004. Revenues from these services are subject to consumer market adoption.

With respect to the divestiture of FDC’s 64% ownership interest in NYCE, as required in connection with the Concord acquisition, the timing of this divestiture and the value ultimately received for its interest in NYCE may be subject to a number of variables outside of the control of the Company. While a number of companies have expressed interest in purchasing the Company’s interest in NYCE, the dynamics of a compelled divestiture, subject to DOJ approval, of a 64% ownership interest coupled with restrictions in the agreement with the DOJ on the

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Company’s exercise of control over NYCE pending completion of the divestiture and pre-existing rights of the minority owners, both as shareholders of NYCE and as NYCE network customers, all could act as constraints on the Company’s ability to maximize the value of its interest in NYCE in the divestiture process. If the Company’s interest in NYCE has not been divested by mid-May, subject to a right to extend until mid-August with the consent of the DOJ, the Court could appoint a trustee to effect the sale of the Company’s interest in NYCE. For presentation purposes, NYCE is considered a discontinued operation, and therefore excluded from current and prior year operating results, and presented in the discontinued operations line on the Consolidated Statements of Income.

In the first quarter of 2004, Peoples Bank and Bank of America notified the Company of their intention to deconvert the Peoples and FleetBoston portfolios, respectively. Approximately 2 million bankcard accounts related to Peoples are expected to be deconverted in the third quarter of 2004 and approximately 12 million bankcard accounts related to FleetBoston are expected to be deconverted in the second quarter of 2005. The Company is currently in discussions with Peoples and Bank of America regarding the contractual implications of their decisions. These developments are a result of the Bank of America and FleetBoston merger and the Royal Bank of Scotland’s acquisition of the People’s bankcard portfolio which are both part of the financial institution consolidation trend previously identified by the Company.

2004 Acquisitions

On February 26, 2004 the Company completed its merger with Concord. A description of Concord’s operations and how they have been aligned with FDC’s businesses is discussed above in the “Business Overview” section. To complete the transaction pursuant to the exchange ratio of 0.365 FDC common shares for every Concord common share, FDC issued 169.8 million shares of FDC common stock to Concord shareholders, and the outstanding Concord options were converted to options to purchase 20.5 million shares of FDC common stock. This consideration equated to an approximate purchase price, including acquisition-related costs, of $6.9 billion. Upon completion of the merger, based on the number of FDC and Concord shares and options outstanding on February 26, 2004, FDC’s stockholders immediately subsequent to the merger owned approximately 81% of FDC’s outstanding shares on a fully diluted basis, and Concord’s former shareholders owned approximately 19%. The merger qualified as a tax-free reorganization, allowing Concord shareholders to defer any gain on their shares for U.S. income tax purposes.

Since the announcement of the merger in April 2003, the Company has been preparing for Concord’s integration into FDC. In conjunction with the integration of Concord, the Company has also reassessed its current structure and is establishing plans to reorganize and realign certain businesses and functions. The Company has announced plans to close certain call centers and data centers and eliminate duplicate management and administrative functions. The costs of closing down FDC’s operations and the related severance were charged to operations in the quarter. In the first quarter 2004 this totaled $1.6 million and was comprised entirely of severance recorded in the restructuring line item of the Consolidated Statements of Income. Additionally, during the first quarter 2004 the Company expended approximately $8.7 million related to integration and reorganization efforts recorded in the cost of services and selling, general and administrative line items of the Consolidated Statements of Income. These expenses are comprised of personnel that have been assigned to work exclusively on the integration plus the allocation of the cost of certain Company personnel, including systems development personnel and outside services and contract labor. Certain costs associated with the closing of former Concord facilities and severing former Concord employees have and will be recorded as liabilities assumed in purchase accounting while other costs associated with Concord employees, such as stay bonuses, and enhanced severance have and will be expensed in operations. As of March 31, 2004, $43.9 million of restructuring charges were recorded as liabilities assumed in purchase accounting.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

In April 2004, the Company acquired 100% of Cashcard Australia Limited (“Cashcard”), a provider of ATM services in the Australian marketplace, for approximately $260 million in cash and assumed debt. The transaction facilitated FDC’s entry into the Australian merchant ATM deployment market. The transaction creates opportunities for FDC and Cashcard clients, expanding the delivery of services such as credit and debit POS processing, deployment of merchant ATMs, check authorization and money transfer. A majority of Cashcard’s operations will be aligned with the Merchant Services segment, with the remainder aligned in the Card Issuing Services segment. During 2003 Cashcard generated approximately $65 million in revenue on a calendar-year basis.

Results of Operations

The following discussion for both results of operations and segment results refers to the three-month period ended March 31, 2004 versus the same period in 2003. As discussed above in “Business Overview,” results of operations reflect the segment realignments and Concord results of operations from the February 26, 2004 acquisition date. Consolidated results should be read in conjunction with segment results, which provide more detailed discussions concerning certain components of the Consolidated Statements of Income. All significant intercompany accounts and transactions have been eliminated, including the operations between the former Concord businesses and FDC.

Consolidated Results

	Three Months Ended March 31,			% of Total Revenue	Change
(in millions)	2004	% of Total Revenue	2003		Amount	%
Revenues:
Transaction and processing service fees	$1,944.0	86%	$1,675.7	85%	$268.3	16%
Investment income, net	49.9	2%	29.9	2%	20.0	67%
Professional services	22.6	1%	26.3	1%	(3.7)	(14)%
Software licensing and maintenance	15.7	1%	11.2	1%	4.5	40%
Product sales and other	76.2	3%	68.8	3%	7.4	11%
Reimbursable postage and other	150.0	7%	162.5	8%	(12.5)	(8)%

	$2,258.4	100%	$1,974.4	100%	$284.0	14%

Expenses:
Cost of services	$1,183.4	52%	$1,018.0	52%	$165.4	16%
Cost of products sold	46.9	2%	44.4	2%	2.5	6%
Selling, general and administrative	356.8	16%	331.6	17%	25.2	8%
Reimbursable postage and other	150.0	7%	162.5	8%	(12.5)	(8)%
Other operating expenses, net	62.9	3%	—	—	62.9	100%

	$1,800.0	80%	$1,556.5	79%	$243.5	16%

Operating revenues overview

The increase in total revenues was driven by all reported segments experiencing positive revenue growth in the first quarter 2004 due to increased transactions and card accounts on file, as well as the addition of Concord from the February 26, 2004 date of merger. The inclusion of Concord since the date of the merger contributed $128.3 million to consolidated revenue, with $6.4 million recognized in Payment Services, $92.1 million in Merchant Services and $29.8 million in Card Issuing Services for the quarter ended March 31, 2004. The following provides highlights of revenue growth while a more detailed discussion is included in the Segment Results section below:

•	The Payments Services and Merchant Services segments account for 86% of the increase in transaction and processing service fees. The Payment Services segment had an increase of approximately 29,000 worldwide Western Union agent locations as of March 31, 2004, when compared to March 31, 2003, thereby increasing the number of locations available for money transfers. These additional agent locations, and increased money transfers at mature locations, contributed to increased transaction volume internationally and domestically. The Merchant Services segment experienced transaction growth as a result of the acquisition of Concord and the continued penetration into debit markets, as consumers replace cash and check transactions with debit and credit transactions.

•	Substantially all investment income relates to the Payment Services segment’s official check product. The increase is attributable to lower short-term interest rates which resulted in lower commissions paid to selling agents and incremental gains recognized on liquidation of certain portfolio investments. These increases were offset by lower yields on certain investments. Realized losses were at a level consistent with the first quarter 2003 on derivative instruments used to hedge commissions paid to selling agents.

•	The increase in product sales and other revenue is attributable to terminal sales and rentals in domestic Merchant Services and the first quarter 2003 and 2004 acquisitions of TeleCash Kommunikations Service GmbH (“TeleCash”) and Concord, respectively, partially offset by lower royalty income.

•	Reimbursable postage and other revenue and the offsetting expense represent postage, telecommunications and similar costs passed to customers. Revenue and the corresponding expense decline are due to volumes in the subprime market, deconverted clients and reduced one-time mailings during the first quarter 2004 in the Card Issuing Services segment.

Operating expenses overview

•	Total operating expenses and cost of services remained constant as a percentage of revenue. The increase in the dollar amount of cost of services resulted from growth in the Company’s core businesses and acquisitions. Former Concord businesses contributed approximately 50% of the increase to cost of services. Other expense increases include Western Union agent commissions, which are directly tied to increased revenue, debit network fees and depreciation and amortization on the Concord intangibles and fixed assets.

•	The increase in cost of products sold is attributable to the first quarter 2003 and 2004 acquisitions of TeleCash and Concord in the Merchant Services segment as well as other costs that increase in proportion to the relevant revenue.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

•	Selling, general and administrative expenses declined slightly as a percentage of revenue. Selling and administrative costs decreased relative to revenue growth from the Company’s ability to leverage its overhead costs and shared services functions (i.e. accounting, payroll, legal etc.) as acquisitions continued to be integrated, as well as focused expense management. Overall selling, general and administrative expenses increased due to the acquisition of Concord, increased marketing and advertising in Western Union markets, and other items associated with the growth of the Company.

Other operating expenses, net

Other operating expenses related to restructuring, impairments and other was $62.9 million in 2004, which included a $25.0 million charge related to TeleCheck Services, Inc. (“TeleCheck”), as referenced in “Other,” below. No “other operating expenses” were recognized in the quarter ended March 31, 2003. See detailed information provided below.

2004 Activities

	Pretax Benefit/(Charge)
(in millions) Quarter ended March 31, 2004	Payment Services	Merchant Services	Card Issuing Services	All Other and Corporate	Totals
Restructuring charges	$(1.8)	$(4.1)	$(5.9)	$(20.5)	$(32.3)
Restructuring accrual reversals	0.1	—	—	—	0.1
Impairments	(0.4)	—	—	(5.3)	(5.7)
Other	—	(25.0)	—	—	(25.0)

Total pretax charges, net of reversals	$(2.1)	$(29.1)	$(5.9)	$(25.8)	$(62.9)

Restructuring charges

The restructuring charges were comprised of severance totaling $27.0 million and $5.3 million related to facility closures. Severance charges resulted from the termination of approximately 364 employees across the organization, representing all levels of employees and approximately 1% of the Company’s workforce. The Company expects savings of approximately $22 million during 2004. The following describes the nature and timing of the restructuring plans by segment:

•	Payment Services charges related to severance costs associated with the consolidation of various international functions into Dublin, Ireland. The restructuring plan was completed in the first quarter of 2004, and no additional charges are expected to be incurred.

•	Merchant Services severance charges resulted from the planned closure of certain FDC locations, including a Card Services International (“CSI”) call center, a TeleCheck data center and a PayPoint Electronic Payment Systems (“PayPoint”) debit processing center, as a result of the Company’s reorganization done in conjunction with the Concord integration. Severance charges also were incurred related to the continued integration of international support functions between the Merchant Services and Card Issuing Services segments that began in 2003. Additionally, in connection with the dissolution of a joint venture, the Company paid for the severance of joint venture employees. The CSI and PayPoint restructuring plans will be completed in the second quarter of 2004 while the TeleCheck restructuring plan was completed in the first quarter of 2004. Additional charges will be incurred in connection with both the TeleCheck and PayPoint restructuring plans.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

•	Card Issuing Services severance charges resulted from the integration of international support functions with Merchant Services as noted above. Charges also were incurred related to the lease buyout of a facility in the United Kingdom after it was determined that the facility could not fulfill the Company’s needs. These restructuring plans were completed in the first quarter of 2004, and no additional charges in connection with those plans are expected to be incurred.

•	All Other and Corporate charges related to severance resulted from the consolidation of certain administrative operations with Concord and a number of restructuring actions within eONE. eONE severance charges were incurred as a result of eONE’s decision to slow the rate of investment in certain product offerings due to market immaturity, and reductions of the overall management structure at eONE. Part of these severance charges included the elimination of several senior management positions. A charge related to certain of these senior managers also was incurred due to their right upon termination under certain circumstances to sell shares purchased at the time of eONE’s formation to eONE at the original purchase price. These restructuring plans will be completed in the second quarter of 2004, and no additional charges are expected to be incurred.

The following table summarizes the Company’s utilization of restructuring accruals for the three months ended March 31, 2004 (in millions):

	Employee Severance	Facility Closure
Remaining accrual at January 1, 2004	$17.9	$1.9
Expense provision	27.0	5.3
Cash payments and other	(14.0)	(4.8)
Changes in estimates	(0.1)	—

Remaining accrual at March 31, 2004	$30.8	$2.4

Impairments

The Company recognized $5.7 million of asset impairment charges during the first quarter of 2004. The All Other and Corporate charges include the write-down of fixed assets associated with facility closures which were part of the restructuring actions noted above, and an impairment of Encorus software due to diminished demand for a product offering. The Payment Services charge was due to the write-down of leasehold improvements associated with certain domestic restructuring activities.

Other

The Company recognized a $25.0 million pretax charge related to adjustments for TeleCheck accounting entries that originated primarily during 2002 and 2003. The Company is undertaking a comprehensive review of this business, and assessing the overall strategic fit of the collections business in TeleCheck.

Interest income

Interest income increased $4.1 million for the quarter ended March 31, 2004, when compared to March 31, 2003, due to earnings on the cash acquired in the Concord merger.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Interest expense

Interest expense increased $6.2 million for the first quarter of 2004 over first quarter of 2003 as a result of higher average debt levels at March 31, 2004 compared to March 31, 2003, and the recognition of the unamortized discount associated with the 2% convertible notes called in the first quarter.

Investment gains and losses, net

The table below details the investment gains realized and losses incurred during the three months ended March 31, 2004. The investments were written-down to fair value based on quoted market prices for public companies and for privately held companies by considering market conditions, offering prices, trends of earnings/losses, price multiples, financial position, new financing or other measures.

Gains/(losses) (in millions):	Three months ended March 31, 2004
Write down of investments related to e-commerce businesses	$(2.7)
Dissolution of a joint venture	(0.8)
Gain on sale of investments	1.7

Net investment losses	$(1.8)

During the first quarter 2003, the Company recorded investment losses of $0.1 million attributable to e-commerce businesses.

Divestitures, net

The Company sold its 67% interest in GCA Holdings, LLC, the parent holding company of GCA, in March 2004. GCA is a supplier of cash access and customer relationship marketing technologies to the gaming industry. The sale resulted in net proceeds of $435.6 million and a pretax gain of $263.8 million.

The Company reversed divestiture accruals of $1.3 million due to the expiration of certain exposures.

Income taxes

FDC’s effective tax rates on pretax income from continuing operations were 31.3% and 27.3% for the periods ended March 31, 2004 and 2003, respectively. The calculation of the effective tax rate includes equity earnings in affiliates and minority interest in pretax income. The majority of minority interest and equity earnings relate to entities that are considered pass-through entities for income tax purposes. The increase in the effective tax rate for first quarter 2004 compared to first quarter 2003 is due to FDC’s tax exempt investment income representing a lesser portion of the Company’s pretax income. The gain on sale of GCA and the inclusion of Concord pretax income both caused the effective tax rate to increase in the first quarter 2004 with approximately three-quarters of that rate increase being attributable to the GCA gain. These items were partially offset by lower taxes on foreign sourced income.

Minority interest

The majority of the $4.9 million or 21% increase in minority interest expense for 2004 is attributable to increased income related to consolidated merchant alliances, partially offset by a minority benefit recognized due to the restructuring and impairment charges related to the eONE businesses.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Equity earnings in affiliates

The increase of $1.8 million or 6% in equity earnings in affiliates for the period is attributable to increased revenue and profit as a result of increased transaction volumes of certain merchant alliances.

Diluted earnings per share

Diluted earnings per share (“EPS”) from continuing operations increased 61%, or $0.23, to $0.61 in the first quarter of 2004 from $0.38 per share in the first quarter of 2003. The increase is attributable to increases in net income resulting from items discussed above, most significantly the gain on sale of GCA. The buyback of 19.1 million shares in the first quarter of 2004 and the additional income from Concord had an offsetting effect on the dilutive impact of the shares issued in connection with the merger.

Segment Results

For a detailed discussion of the Company’s principles regarding its operating segments, refer to “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

As discussed above, NYCE’s operations are being treated as discontinued operations. All periods were restated for the Merchant Services and Card Issuing Services segments to reflect these operations as discontinued.

Additionally, as discussed above in “Business Overview,” data processing services previously reported as part of the Payment Services segment were realigned to the Card Issuing Services segment. Royalty income, previously reported in the Merchant Services segment, was realigned to All Other and Corporate. Additionally, the operations of the previously reported Emerging Payments segment were combined with All Other and Corporate. For segment reporting purposes, GCA is presented as a divested operation and excluded from the Merchant Services segment revenue and operating profit. Prior year segment results of operations were reclassified to reflect these realignments, and the impact of GCA.

Payment Services Segment Results

	Three Months Ended March 31,				Change
(in millions)	2004	% of Segment Revenue	2003	% of Segment Revenue	Amount	%
Revenues:
Transaction and processing service fees	$856.2	89%	$754.3	90%	$101.9	14%
Investment income, net (a)	97.6	10%	83.2	10%	14.4	17%
Other revenues	4.4	1%	2.2	—	2.2	100%

Total revenue	$958.2	100%	$839.7	100%	$118.5	14%

Operating profit (a)	$328.6		$281.0		$47.6	17%
Operating margin	34%		33%		1 pt
Key indicators:
Consumer-to-consumer money transfer transactions (b)	21.6		18.0		3.6	20%
Branded consumer-to-business transactions (c)	36.5		33.4		3.1	9%

(a)	For segment reporting purposes, Payment Services presents investment income and operating profit on a pretax equivalent basis (i.e., as if investment earnings on settlement assets, which are substantially all nontaxable, were fully taxable at FDC’s marginal tax rate). The revenue and operating profit impact of this presentation is eliminated in consolidation.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

(b)	Consumer-to-consumer money transfer transactions include North America and international consumer money transfer services.

(c)	Branded consumer-to-business transactions include Quick Collect, EasyPay, PhonePay, Paymap’s Just-in-Time and Equity Accelerator services, and E Commerce Group’s SpeedPay transactions directly processed by E Commerce Group.

Transaction and processing service fee revenue

Western Union money transfer transactions, classified as either consumer-to-consumer or consumer-to-business, generated approximately 92% and 91% of the Payment Services segment’s transaction and processing service fee revenues for the quarters ended March 31, 2004 and 2003, respectively. Western Union money transfer revenues increased 14%, 10% adjusted for the euro (assuming a constant exchange ratio between the euro and the U.S. dollar).

Consumer-to-consumer

Transaction and processing service fee revenue from consumer-to-consumer transactions increased 19% in first quarter 2004, 14% adjusted for the euro. This compares to 20% growth in first quarter 2003, 16% adjusted for the euro. Consumer-to-consumer money transfer transactions grew 3.6 million or 20% in the first quarter of 2004 compared to first quarter 2003 and grew 3.3 million or 23% in first quarter 2003 versus first quarter 2002. The first quarter 2004 revenue and transaction growth rates improved over the fourth quarter 2003. The first quarter 2004 revenue growth rate adjusted for the euro was approximately two and a half percentage points higher than the fourth quarter 2003 rate and the transaction growth rate was two percentage points higher. Consumer-to-consumer revenue per transaction, excluding the impact of the strong euro, was relatively consistent first quarter 2004 compared to the first quarter of 2003 in spite of strong competition, particularly for transfers from the United States to Latin America.

The main driver of consumer-to-consumer Western Union money transfer revenue growth is international money transfer transactions and the resulting revenues, which include U.S. outbound transactions destined for foreign countries other than Mexico and Canada. The table below presents the components of money transfer revenues as a percentage of total money transfer revenue and highlights the increasing importance of international money transfer revenue to the segment results.

	March 31,
	2004	2003
Consumer-to-consumer:
International	58%	53%
Domestic (including Canada)	18%	20%
Mexico	6%	6%
Consumer-to-business (including branded consumer-to-business)	18%	21%

	100%	100%

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Western Union international money transfer revenue increased 25% in the first quarter 2004, which benefited by approximately $28 million from the euro. In the first quarter 2003 international revenue grew 27%, which benefited by approximately $20 million from the euro. The associated international money transfer transactions grew 2.8 million or 25% in the first quarter of 2004 compared to the first quarter of 2003 and grew 2.5 million or 28% in the first quarter 2003 versus first quarter 2002. In addition to location growth discussed below, international transaction growth was enhanced by U.S. outbound growth due to marketing and grow-over related to the compliance initiatives that were implemented in 2003. As the Company continues to implement compliance initiatives internationally, 2004 international transaction growth rates may be slightly impacted.

Mexico money transfer revenue and transaction growth slowed in the first quarter 2004 in comparison to the first quarter 2003. The Mexico money transfer transaction growth rate in first quarter 2004 was consistent with the growth rate in the fourth quarter 2003 at 15% but down from the 33% growth rate in first quarter 2003. The slower revenue and transaction growth rates pertain to the grow-over and pricing effects of the next-day service product that impacted the transaction and revenue growth in 2003 and pricing in certain money transfer bands. Similar to first quarter of 2004, the Company expects Mexico money transfer revenue growth to range from the mid to upper single digits for the remainder of 2004.

The first quarter 2004 domestic money transfer transaction and revenue growth rates remained constant with the first quarter of 2003. The first quarter 2004 transaction and revenue growth rates were the strongest rates of the previous four quarters. The increased transaction growth rates were due to marketing efforts and the lapping of certain compliance initiatives. Western Union U.S. network same store transaction sales growth, which includes domestic, Mexico and U.S. outbound transactions, remained strong, increasing 15% in the first quarters of 2004 and 2003.

Contributing to the increases in international transactions discussed above are the growth in agent locations, maturing locations and targeted ethnic locations. Globally, agent locations grew to 188,000, representing an increase of 18% over the same period in 2003 which continues the trend of agent location growth of 21% in the fourth quarter 2003 and 28% in the first quarter 2003. Most new agent locations only marginally contribute to revenue growth in the year of establishment since, for example, it typically takes three to five years for an international location to mature. Most of the transaction and revenue growth is coming from more mature locations added over the last several years. The Company believes that the new locations continue to create a strong base that supports future growth.

Consumer-to-business

Branded consumer-to-business revenue represented approximately 97% of total consumer-to-business revenue for the quarter ended March 31, 2004. Branded consumer-to-business transactions grew 9% in first quarter 2004 compared to 10% in fourth quarter 2003 and 14% in first quarter 2003. Consumer-to-business transaction growth trends are stabilizing as the shift continues from the traditional cash payment services such as Quick Collect to electronic bill payment services offered by E Commerce Group and Paymap. Excluding Quick Collect, consumer-to-business transactions increased 15% in first quarter 2004. Quick Collect continues to be negatively impacted by the more convenient electronic payment options, while Western Union’s electronic bill payment services are experiencing strong transaction growth. E Commerce Group transactions in first quarter 2004 increased more than 30% over prior year.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Investment income

The increase in investment income is attributable to lower short-term rates, which resulted in lower commissions paid to selling agents, and realized gains of $47.9 million in the first quarter 2004, compared to $28.1 million in the first quarter 2003, on liquidation of certain portfolio investments. These increases were partially offset by lower yields on certain investments. Realized losses were at a level consistent with the first quarter 2003 on derivative instruments used to hedge commissions paid to selling agents. The investment portfolio balance is driven largely from sales of official checks by selling agents. The average investment portfolio balance decreased 4% for first quarter 2004 versus first quarter 2003 primarily due to decreases in mortgage origination activity. The Company does not expect investment income, including portfolio gains, to contribute to the full year Payment Services growth rate in 2004 when compared to the 2003 growth rates.

Operating profit

Payment Services operating profit (on a pretax equivalent basis) increased 17% due to the transaction and processing service fees and investment income growth described above. These improvements were partially offset by increased agent commissions commensurate with revenue growth, and increased investment in advertising and marketing expenses.

Merchant Services Segment Results

	Three Months Ended March 31,				Change
(in millions)	2004	% of Segment Revenue	2003	% of Segment Revenue	Amount	%
Revenues: (a)
Transaction and processing service fees	$518.6	70%	$390.3	67%	$128.3	33%
Check verification and guarantee services	97.8	13%	92.4	16%	5.4	6%
Product sales and other	75.3	10%	50.3	9%	25.0	50%
Equity earnings in affiliates	38.6	5%	36.9	6%	1.7	5%
Other revenue	13.8	2%	10.9	2%	2.9	27%

	$744.1	100%	$580.8	100%	$163.3	28%

Operating profit (a)	$153.8		$122.9		$30.9	25%
Operating margin (a)	21%		21%		—	—
Key indicators: (a)
North America merchant transactions (b)	3,825.8		2,646.7		1,179.1	45%

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

(a)	Amounts have been restated to exclude the discontinued operations of the NYCE business and the divested operations of GCA.

(b)	North America merchant transactions include acquired VISA and MasterCard credit and signature debit, PIN-debit, electronic benefits transactions (“EBT”), and processed-only or gateway customer transactions at the POS. North America merchant transactions also include acquired ATM transactions, gateway transactions at ATMs, and STAR PIN-debit POS transactions received from other acquirers. 2004 amounts include 648.0 million transactions processed by Concord since the acquisition date of February 26, 2004. Prior year historical FDC amounts have been restated to conform to the current year presentation to include EBT.

Transaction and processing service fee revenue

Transaction and processing service fee growth was driven by the impact of acquisitions, with the former Concord businesses contributing $81.9 million to the segment’s transaction and processing revenue. Additionally, the number of transactions processed increased as a result of the Concord merger, increased usage, new merchant signings, strong growth in the debit market (both signature and PIN-based), and the debit card enabling of existing merchants. The focus on expanding debit processing, new vertical markets and related products has led to both new merchant signings and increased volumes with some of the segment’s largest merchants. Also contributing to the revenue growth is increased debit network fees.

In the first quarter of 2004 transaction and processing service fee revenue, including equity earnings, from card-based businesses grew 32% compared to first quarter of 2003, of which 20% is due to the Concord acquisition and another 1% is due to acquisitions and dispositions before their respective anniversary dates. Revenue growth on the same basis in the first quarter of 2003 was 18%, of which 8% was due to the PayPoint acquisition and another 1% was due to acquisitions and dispositions before their respective anniversary dates. The revenue growth from acquisitions is enhanced due to the integration of such acquisitions into FDC’s infrastructure from the date of acquisition. Adjusting the 45% transaction growth rate noted above for acquisitions results in a growth rate of 18% compared to a growth rate of 15% in the first quarter 2003 on the same basis.

The Company continues to see a shift in the use of PIN-based debit cards from credit, signature debit, checks and cash. In the first quarter of 2004 PIN-based debit transactions at the point of sale grew 90% including Concord, and 27% excluding Concord and other acquisitions before their respective anniversary dates in comparison to the first quarter of 2003. These trends will continue with the inclusion of PIN-based debit transactions processed by the STAR debit network and the continued implementation of online debit capabilities at the Company’s large national merchant clients. PIN-based debit transactions have been the fastest growing type of transaction, which along with the price compression and mix of merchants, accounts for the disparity between revenue and transaction growth.

Check verification and guarantee services revenue

The check verification and guarantee services revenue increase of 6% in the first quarter of 2004 was attributable to the former Concord business, PPS, contributing approximately $3.8 million of revenue, coupled with growth in the Electronic Check Acceptance® service (“ECA®”) product, offset by declines in the paper check verification and guarantee volumes from the loss of a major retailer in 2003. The comparable growth rate in the first quarter of 2003 was 9%. Also benefiting the 2004 growth rate was the reduction in the first quarter 2003 revenues of $5.2 million due to the initial adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The adoption of FIN 45 negatively impacted the 2003 growth rate. The continued decline in paper check guarantee and verification is a direct result of the increased trend by consumers to utilize debit cards at the POS as discussed above.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Product sales and other revenue

The increase in product sales and other revenues in 2004 was attributable to sales of merchant POS terminals by TeleCash, which was acquired in March 2003, and Concord, which was acquired in February 2004. The Concord acquisition contributed $3.6 million and raised the growth rate by 7%.

Equity earnings in affiliates

The increase in equity earnings in affiliates for the period is attributable to increased revenue and profit as a result of increased transaction volumes of certain merchant alliances for similar reasons discussed above for transaction and processing revenues.

Operating profit

Merchant Services segment operating profit increased 25% due to the transaction and processing service fee and product sales and other revenue growth described above. The increase in operating profit is reflective of former Concord businesses contributing greater than 15% to segment operating profit growth, which includes amortization and depreciation related to Concord of approximately $16.4 million. These improvements partially were offset by increased operating expense related to the acquisition of TeleCash in March 2003 and warranty and bad debt expense related to TeleCheck.

In the first quarter 2004, the Company recorded a $25.0 million pretax charge related to TeleCheck accounting entries originating primarily in 2002 and 2003. This charge is excluded from the Merchant Services segment operating profit and the related growth rates discussed above in the Consolidated Results discussion. This amount was reported as an “other” operating expense on the Consolidated Statements of Income.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Card Issuing Services Segment Results

	Three Months Ended March 31,
	2004	% of Segment Revenue	2003	% of Segment Revenue	Change
(in millions)					Amount	%
Revenues: (a)
Transaction and processing service fees	$387.8	69%	$350.0	65%	$37.8	11%
Professional services	11.8	2%	13.9	3%	(2.1)	(15)%
Reimbursable postage and other	150.2	27%	166.1	31%	(15.9)	(10)%
Other revenue	8.2	2%	4.4	1%	3.8	86%

	$558.0	100%	$534.4	100%	$23.6	4%

Operating profit (a)	$97.9		$75.0		$22.9	31%
Operating margin (a)	18%		14%		4pts
Key indicators:
Card accounts on file
Domestic (b)	365.4		297.0		68.4	23%
International	32.9		27.2		5.7	21%

Total	398.3		324.2		74.1	23%

North America issuer transactions (c)	1,164.3		582.5		581.8	100%

(a)	Amounts have been restated to exclude the discontinued operations of the NYCE business.

(b)	Domestic card accounts on file at March 31, 2004 include 17.6 million accounts processed by Concord.

(c)	North America issuer transactions include VISA and MasterCard signature debit, STAR ATM, STAR PIN-debit POS, and ATM and PIN-debit POS gateway transactions. 2004 amounts included 476.2 million transactions processed by Concord since the acquisition date of February 26, 2004.

Transaction and processing service fee revenue

The increase in transaction and processing service fees in the first quarter 2004 was largely attributable to the Concord acquisition, which contributed $29.8 million in revenues. Other items contributing to this growth include existing client growth, new accounts on file, increased signing of international business and the benefit of foreign

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

currency translation of the pound sterling, partially offset by declines in the subprime market, the Citi bankcard deconversion, the shutdown of First Consumers National Bank and pricing pressures. The Company converted nearly 29 million accounts, which were primarily retail for the period ended March 31, 2004, and has a pipeline of approximately 41 million accounts, most of which are retail. The pipeline is scheduled to be converted by the end of 2004. Additionally, revenue will be adversely affected in the third and fourth quarters of 2004 if Bank One deconverts its accounts in those periods, as currently anticipated. However, Bank One has the option of continuing to process through the Company’s system through September 2005 and is required to provide the Company with 90 days notice of the effective deconversion date.

Card Issuing Services transaction and processing revenue is driven primarily by accounts on file and secondarily by debit transactions. Historically, and in the first quarter of 2004, excluding Concord, debit transactions accounted for less than 10% of the transaction and processing revenue. With the alignment of financial institution debit based transaction revenue of Concord within the Card Issuing Services segment, debit transaction based revenue will become a larger component of the segment’s revenue starting in the second quarter of 2004. Excluding the former Concord results, the impact of increased transactions was not significant to the segment’s revenue. Transaction based revenue will be discussed in future periods as it becomes more material to the segment’s results.

The mix in the types of accounts on file impacts revenue growth, with retail accounts and debit accounts generating less revenue per account than bankcard accounts. The trend of accounts toward retail, as shown below, is expected to continue into the near future since most of the accounts in the pipeline are retail accounts and Bank One’s bankcard accounts are anticipated to deconvert in the third and fourth quarters of 2004.

	March 31,
	2004	2003
Bankcard	43%	57%
Retail	37%	25%
Debit	20%	18%

Revenue per account on file for retail and debit was 21% and 43%, respectively, of bankcard accounts on file for the first quarter 2004, and as previously discussed, the retail revenue per account as a percentage of bankcard revenue is expected to decrease in 2004. This decrease is due to the expected changes in client mix, both bankcard and retail, towards larger customers and product usage in 2004.

As noted above, transaction and processing revenue growth was affected adversely by a general deterioration of the subprime business, with the top six subprime card issuing customers accounting for approximately 6% and 7% of Card Issuing Services revenue for the first quarter 2004 and 2003, respectively. Through 2001, the Company experienced strong growth in the subprime business. Although it continues to service customers that are growing despite these conditions, the Company experienced an approximate 24% decline in revenue from this business when comparing first quarter of 2004 to the same quarter for 2003. Furthermore, heightened regulatory requirements (including increased capital and reserve requirements), material increases in delinquencies and charged off accounts and general economic conditions will constrain the ability of many subprime issuers to maintain their existing account base in the near term.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Reimbursable postage and other revenue

The decrease in reimbursable postage and other is attributable to volume decline in the subprime market, deconverted clients and reduced one-time mailings.

Operating profit

Operating profit increased due to the contribution from the former Concord businesses, which added over 50% of the increase to the segment’s operating profit, as well as expense management when comparing March 31, 2004 to the same quarter for 2003. Operating profit continued to be impacted adversely by pricing pressures, deterioration of subprime issuers and account deconversions. Offsetting these items is internal growth from existing clients and account conversions.

All Other and Corporate

	Three Months Ended March 31,
	2004	% of Segment Revenue	2003	% of Segment Revenue	Change
(in millions)					Amount	%
Revenues:
Transaction and processing service fees	$41.9	65%	$39.1	51%	$2.8	7%
Professional services	9.3	14%	10.7	14%	(1.4)	(13)%
Software licensing and maintenance	7.4	11%	6.6	9%	0.8	12%
Product sales and other	2.4	4%	19.9	26%	(17.5)	(88)%
Other revenue	3.6	6%	0.7	—	2.9	414%

	$64.6	100%	$77.0	100%	$(12.4)	(16)%

Operating loss	$(18.1)		$(5.3)		$(12.8)	(242)%
Operating margin	(28)%		(7)%		(21) pts

Transaction and processing service fee revenue

The increase in transaction and processing service fees for 2004 resulted from increased EFTPS transaction volumes at govONE and the acquisition of Frank Solutions in May 2003, offset with a decline in transaction and processing service fees attributable to decreased volumes with existing clients at Teleservices and First Data Voice Services.

Product sales and other revenue

The decrease in product sales and other revenue for the first quarter 2004 is due to a reduction of $17.5 million in royalty income, which historically experienced similar quarterly fluctuations.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Operating profit

Operating losses increased due to reduced royalty income offset by cost containment measures at eONE. In the third and fourth quarters of 2003 and during the first quarter of 2004, measures were taken to reduce operating costs at eONE.

Capital Resources and Liquidity

For a more detailed disclosure regarding certain aspects of the Company’s capital resources and liquidity see the “Capital Resources and Liquidity” section of “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

The Company’s sources of liquidity during 2004 were cash generated from operating activities, the cash acquired in connection with the acquisition of Concord, the liquidation of Concord’s marketable securities and the proceeds received on the sale of GCA. The Company believes its current level of cash and short-term financing capabilities along with future cash flows from operations are sufficient to meet the needs of its existing businesses. The Company may, from time to time, seek longer-term financing to support additional cash needs or to reduce short-term borrowings. The following discussion highlights the Company’s cash flow from activities from continuing operations during the quarters ended March 31, 2004 and 2003.

Cash and Cash Equivalents

Highly liquid investments (other than those included in settlement assets) with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates market value. At March 31, 2004 and December 31, 2003, the Company held $1,387.8 million and $839.8 million in cash and cash equivalents, respectively.

The Company acquired $546.0 million in cash related to the Concord merger. Excluded from cash and cash equivalents at March 31, 2004 and December 31, 2003 was $351.0 million and $283.0 million of regulatory required investments in connection with the money transfer operations and an amount associated with client covenants of the official check business. The Company holds a $100.0 million required investment in connection with the Company’s First Financial Bank for both periods. Also excluded from cash and cash equivalents were escrow funds of $31.0 million and $39.4 million at March 31, 2004 and December 31, 2003, respectively. The escrowed funds primarily relate to installment payments on acquisitions and a money transfer litigation settlement. Amounts excluded from cash and cash equivalents are included in “other assets” in the Consolidated Balance Sheets.

Cash and cash equivalents held outside of the U.S. at March 31, 2004 and December 31, 2003 was $231.9 million and $121.7 million, respectively.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Cash Flows from Operating Activities from Continuing Operations

	Three Months Ended March 31,
Source/(use) (in millions)	2004	2003
Net income from continuing operations	$479.9	$290.8
Depreciation and amortization	162.6	139.8
Other non-cash items and charges, net	(205.3)	(4.3)
Working capital items	167.9	77.8

Net cash provided by operating activities from continuing operations	$605.1	$504.1

The $22.8 million increase in depreciation and amortization expense in 2004 is a result of the February 2004 Concord acquisition and the March 2003 TeleCash acquisition, increases in capitalized property, plant and equipment and capitalized payments to secure customer contracts and systems development costs.

The 2004 use of $205.3 million in other non-cash items and charges was associated with restructuring, impairments, investment gains and losses, divestitures and other, including undistributed earnings in affiliates and minority interest. The sale of the Company’s 67% interest in GCA in March 2004 resulted in net proceeds of $435.6 million as presented in investing activities and a pretax gain of $263.8 million.

Working capital items include “accounts receivable,” “other assets” and “accounts payable and other liabilities” in the Consolidated Balance Sheets. Accounts receivable was a source of $53.6 million in the first quarter of 2004 compared to a source of $45.7 million in the first quarter of 2003. The change between years is the result of the timing of collections compared to billings. The $104.7 million use in the first quarter of 2004 compared to the $72.4 million use in the first quarter of 2003 of cash from accounts payable and other liabilities results from timing of payments for vendor invoices. The increase in the 2004 income tax source of $173.8 compared to the 2003 source of $50.9 million is due to a higher income tax provision in 2004 as a result of higher pretax income, which included the $263.8 million gain on the sale of GCA.

Cash Flows from Investing Activities from Continuing Operations

	Three Months Ended March 31,
Source/(use) (in millions)	2004	2003
Current year acquisitions, net of cash acquired	$544.5	$(108.1)
Payments related to other businesses previously acquired	(25.7)	(7.3)
Proceeds from dispositions, net of expenses paid	435.6	—
Additions to property and equipment, net	(37.9)	(47.3)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(37.2)	(90.2)
Proceeds from the sale of marketable securities	647.7	8.5
Other investing activities	(111.1)	(16.9)

Net cash provided by (used in) investing activities from continuing operations	$1,415.9	$(261.3)

The Company acquired $546.0 million of cash in connection with the Concord acquisition, as well as $808.2 million of marketable securities. As of March 31, 2004, $617.8 million of the marketable securities were liquidated. The Concord cash acquired was slightly offset by the purchase of merchant portfolios and other.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Acquisitions made during the first quarter of 2003, include TeleCash for approximately $102.5 million, net of cash acquired, and the purchase of a joint venture and a merchant portfolio.

During the quarter ended March 31, 2004, payments related to other businesses previously acquired pertained to contingent consideration. During the quarter ended March 31, 2003, payments related to other businesses previously acquired included $14.0 million for contingent consideration offset by a $6.0 million receipt of escrow cash related to a 2001 acquisition.

The following table discloses amounts capitalized related to customer contracts, conversion costs, systems development, other intangible assets and property and equipment.

	Three Months Ended March 31,
	2004	2003
	(in millions)
Customer contracts	$9.3	$55.1
Conversion costs	10.0	15.8
Systems development	17.9	14.5
Other intangible assets	—	4.8

Subtotal	37.2	90.2
Property and equipment	37.9	47.3

Total amount capitalized	$75.1	$137.5

The decrease in amounts capitalized for customer contracts relates to initial contract payments incurred in the first quarter of 2003. Amounts capitalized for property and equipment relate to the purchase of electronic data processing equipment, building and improvements and other equipment, including terminals and production equipment. Capital expenditures are funded through cash flows from operating activities. Capital expenditures for full year 2004 are expected to be between $550.0 million and $650.0 million for the Company compared to $390.2 million for the full year of 2003. The 2004 projection includes the impact of the Concord acquisition.

Overall, FDC’s operating cash flow exceeded its investing activities associated with the capital expenditures noted above by $530.0 million in 2004 and $366.6 million in 2003. These cash sources contributed to funds utilized for payments related to businesses previously acquired, business acquisitions and treasury stock purchases.

The Company finances acquisitions through a combination of internally generated funds and short-term commercial paper borrowings. The Company believes that its cash flow from operations together with other available sources of funds will be adequate to meet its funding requirements.

The use of cash for other investing activities for the first quarter of 2004 and 2003 relates to changes in regulatory and restricted cash balances.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Cash Flows from Financing Activities from Continuing Operations

	Three Months Ended March 31,
Source/(use) (in millions)	2004	2003
Principal payments on long-term debt	$(603.0)	$(5.7)
Proceeds from issuance of common stock	100.7	51.3
Purchase of treasury shares	(956.3)	(258.4)
Cash dividends	(14.4)	(15.0)

Net cash (used in) financing activities from continuing operations	$(1,473.0)	$(227.8)

The Company’s financing activities include cash outlays related to the paydown of long-term debt and the purchase of treasury shares. There was no commercial paper balance outstanding as of March 31, 2004 and December 31, 2003. Commercial paper is used to meet short-term liquidity needs and was paid down with the proceeds from the third quarter 2003 issuance of long-term debt. Cash flows from operating activities for the first quarter of 2004 and 2003 were used to meet short-term liquidity needs as well as contribute to funds used for acquisitions and the repurchase of common stock under the buyback program.

FDC has remaining available short-term borrowing authorization of approximately $2.0 billion at March 31, 2004 under the Company’s $1.5 billion authorized commercial paper program, $300 million extendable commercial note program and $150 million in uncommitted bank credit lines.

The Company’s current interest coverage ratio is approximately 20.2 to 1. The Company expects to continue to comply with all of its debt covenants.

At March 31, 2004, $1.0 billion remained available under a shelf registration.

As part of the acquisition of Concord, the Company assumed the outstanding Federal Home Loan Bank (“FHLB”) loan payable balance of $131.6 million, which was paid in full in March 2004.

The Company called the $542 million 2% Senior Convertible Contingent Debt Securities due 2008 (“CODES”) on March 3, 2004. Bondholders had the option of taking cash or common stock of which $358.3 million was redeemed at face value for cash and 4.5 million shares were issued.

The Company paid down the $100 million floating rate note upon its maturity during the first quarter of 2004.

The Company paid $5.7 million of long-term debt during the first three months of 2003 relating to capital leases.

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

On February 2, 2004, the Company announced a $1.0 billion increase to the share repurchase program. At March 31, 2004, the Company had approximately $338.0 million remaining under this authorization.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

The following table presents stock repurchase programs authorized by the Board of Directors from May 2002 through March 2004, disclosing total shares purchased under each program and the associated cost (in millions) for the three months ended March 31, 2004 and 2003, respectively:

	Three Months Ended March 31,
	2004		2003
	Shares	Cost	Shares	Cost
Share repurchase programs:
$500 million, authorized May 2002	—	—	3.2	$107.2
$1.145 billion, authorized May 2003	3.4	$145.9	—	—
$1.0 billion, authorized February 2004	15.7	662.5	—	—

	19.1	$808.4	3.2	$107.2
Treasury stock purchases related to employee benefit plans	3.5	147.9	4.4	151.2

Total stock repurchases	22.6	$956.3	7.6	$258.4

During the first three months of 2004, the Company paid $14.4 million in dividends compared to $15.0 million during the first three months of 2003.

The Company has $89.5 million in outstanding letters of credit, of which nearly all expire in 2004, with a one-year renewal option. The letters of credit are held in connection with certain business combinations, lease arrangements, bankcard association agreements and agent settlement agreements. The Company expects to renew the letters of credit prior to expiration.

Significant non-cash transactions during the first three months of 2004 included the issuance of 169.8 million shares of FDC common stock to the Concord shareholders and the conversion of outstanding Concord options to options to purchase 20.5 million shares of FDC Common Stock as consideration in the acquisition. The Company also awarded 460,000 shares of restricted stock to officers and other executives.

As an integral part of FDC’s payment instrument services, FDC receives funds from instruments sold in advance of settlement with payment recipients. These funds (referred to as “settlement assets” on FDC’s Consolidated Balance Sheets) are not utilized to support the Company’s operations. However, the Company does have the opportunity to earn income from investing these funds. The Company maintains a portion of its settlement assets in highly liquid investments (classified as cash equivalents within settlement assets) to fund settlement obligations. The Company assumed settlement assets of $542.0 million in connection with the acquisition of Concord.

Off-Balance Sheet Arrangements

Other than facility and equipment leasing arrangements, the Company does not engage in off-balance sheet financing activities. During the second quarter of 2003, the Company restructured its synthetic operating lease arrangements (the “Restructured Leases”). The lessor in the Restructured Leases is an unaffiliated entity, which has as its sole member a publicly traded corporation. The Company does not believe the lessor is a variable interest entity, as defined in FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). In addition, the Company has verified that even if the lessor was determined to be a variable interest entity, the Company would not have to consolidate the lessor nor the assets and liabilities associated with assets leased to the Company. This is because the Company’s assets do not exceed 50% of the total fair value of the lessor’s assets excluding any assets that should be excluded from such calculation under FIN 46, nor did the lessor finance 95% or more of the leased balance with non-recourse debt, target equity or similar funding. In addition, the lessor is the same entity which Concord entered into the synthetic leases with as discussed below. Rent expense related to the synthetic operating leases was $0.5 million for each of the three months ended March 31, 2004 and 2003, respectively.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

During the second quarter of 2003, Concord entered into amended and restated agreements for the financing, construction and leasing of a new corporate headquarters in Memphis, Tennessee and to include two other facilities which were previously under synthetic lease, as described below. Construction was completed on the Memphis facility in the first quarter of 2004, and the associated rent payments will be recorded as an assumed liability pursuant to EITF No. 95-3, “Recognition of Liabilities In Connection with a Purchase Business Combination,” as it is the Company’s intention to sell the Memphis facility prior to occupying. The minimum annual lease payments under these agreements are not material to the Company. The following table summarizes certain aspects of these agreements:

Property Location	Lease Expiration	Renewal Option at Expiration	Value Guaranteed at Expiration	Total Costs Financed
Wilmington, DE	Jan. 2010	One five-year term	$12.5million	$15.0million
Marietta, GA	Jan. 2010	One five-year term	$16.7million	$20.0million
Memphis, TN	Jan. 2010	One five-year term	$50.5million	$60.5million

The renewals, including economic terms of the leases during the renewal term, are subject to the consent of the lessor and lenders. In addition to the renewal option, the Company also has the option of purchasing the related property for the lease balance or remarketing the property for the lessor at the end of the initial and any renewal term. The Company has guaranteed the value realizable from the sale of the property at the end of the lease term as indicated in the table above. The Company is responsible for the difference between the assumed sale proceeds for the Memphis facility and the total costs financed up to the amount of the guarantee value of $50.5 million. At March 31, 2004, the Company had a $32.8 million liability assumed in the purchase business combination related to the excess of the guaranteed residual value over the assumed sale proceeds.

Contractual Obligations

There have been no material changes in the Company’s contractual obligation and commercial commitments from those reported at December 31, 2003 in the Company’s Annual Report on Form 10-K except those mentioned below.

In conjunction with the acquisition of Concord, the Company assumed operating lease obligations of $48.5 million, which are due in 2004, 2005-2006, 2007-2008 and thereafter of $7.7 million, $17.4 million, $12.7 million and $10.7 million, respectively, at March 31, 2004. The assumed purchase obligations totaled $36.5 million, which are due in 2004 of $26.6 million and $9.1 million and $0.8 million due in 2005-2006 and 2007-2008 respectively, at March 31, 2004.

Critical Accounting Policies

The Company’s critical accounting policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2003 Annual Report on Form 10-K.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

New Accounting Pronouncements

On March 31, 2004, the FASB issued an Exposure Draft titled “Share-Based Payment, an amendment of FASB Statements No. 123 and 95,” that addresses accounting for equity based compensation arrangements. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees” and replace some of the existing requirements under FASB No. 123, “Accounting for Stock-Based Compensation.” The proposed statement would require that such arrangements are accounted for using a fair-value-based method of accounting and the related cost expensed over the corresponding service period. The issuance of a final statement in the same format as the exposure draft would have a significant impact on the Company’s results of operations. It is anticipated that the final statement will be effective for the first quarter of 2005.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the 2003 Annual Report on Form 10-K related to the Company’s exposure to market risk from interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company has evaluated, under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2004. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2004, to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the above evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. None of these matters, either individually or in the aggregate, currently is material to the Company except as reported below and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “Annual Report”). There were no material developments in the litigation matters previously disclosed in the Annual Report except as discussed below.

In Re: Concord EFS, Inc. Securities Litigation

Beginning on September 6, 2002, a number of complaints containing essentially identical factual and legal allegations were filed against Concord EFS, Inc. (“Concord”) and its directors. Concord became a subsidiary of the Company on February 26, 2004. The cases were consolidated on November 20, 2002 under the caption In Re Concord EFS, Inc. Securities Litigation in the United States District Court for the Western District of Tennessee. The lead plaintiffs in the action filed a Consolidated Amended Complaint on or about February 17, 2003, in which they allege, among other items, that Concord’s financial statements were materially misleading because they failed to disclose “related party transactions” with H&F Card Services, Inc. (“H&F”). The Consolidated Amended Complaint seeks class certification, an unspecified amount of compensatory damages, including interest thereon, attorney fees and other costs and expenses on behalf of the plaintiffs and members of the putative class, and other relief the Court may deem just and proper. The defendant filed a motion to dismiss the Consolidated Amended Complaint on May 2, 2003, which the Court denied on January 7, 2004. The parties are currently engaged in discovery. The Company intends to vigorously defend against these claims.

In Re: Concord EFS, Inc. Shareholders Litigation

On or about April 3 and 4, 2003 two purported class action complaints were filed on behalf of the public holders of Concord’s common stock (excluding shareholders related to or affiliated with the individual defendants) in the Circuit Court of Tennessee for the Thirtieth Judicial District by Charles Reed and Coralyn Stransky. The defendants in those actions were certain current and former officers and directors of Concord. The complaints generally alleged breaches of the defendants’ duty of loyalty and due care in connection with the defendants’ alleged attempt to sell Concord without maximizing the value to shareholders in order to advance the defendants’ alleged individual interests in obtaining indemnification agreements related to the securities litigation discussed above and other derivative litigation. The complaints sought class certification, injunctive relief directing the defendants’ conduct in connection with an alleged sale or auction of Concord, reasonable attorneys’ fees, experts’ fees and other costs and relief the Court deems just and proper. These complaints were consolidated into one action (In Re Concord EFS, Inc. Shareholders Litigation) and transferred to the Shelby County Circuit for the State of Tennessee.

On or about April 2, 2003 an additional purported class action complaint was filed in the Chancery Court for Shelby County, Tennessee, by Barton K. O’Brien. The defendants were Concord, certain of its current and former officers and directors, and the Company. This complaint contained allegations regarding the individual defendants’ alleged insider trading and alleged violations of securities and other laws and asserted that this alleged misconduct reduced the consideration offered to our shareholders in the proposed merger between Concord and a subsidiary of the Company. The complaint sought class certification, attorneys’ fees, experts’ fees, costs and other relief the Court deems just and proper. Moreover, the complaint also sought an order enjoining consummation of the merger, rescinding the merger if it is consummated and setting it aside or awarding rescissory damages to members of the putative class, and directing the defendants to account to the putative class members for unspecified damages. On April 24, 2003, defendant First Data Corp. filed a motion to dismiss the claims against it which was granted by the

Court. On June 25, 2003 this complaint was transferred to the Shelby County Circuit Court in which In re Concord EFS, Inc. Shareholder Litigation is pending. Through a Court-ordered second amended consolidated complaint filed September 19, 2003, the two matters were consolidated.

On October 15, 2003, the plaintiffs moved for leave to file a third amended consolidated complaint similar to the previous complaints but also alleging that the proxy statement disclosures relating to the antitrust regulatory approval process were inadequate. On October 17, 2003, the plaintiffs filed a motion for preliminary injunction to enjoin the shareholder vote on the proposed merger and/or the merger itself. The Court denied the plaintiffs’ motion on October 20, 2003 but ordered deposition discovery on an expedited basis. On October 27, 2003 the plaintiffs filed a renewed motion to enjoin the shareholder vote, which was denied by the Court the same day. The Company intends to vigorously defend the action.

Department of Justice Civil Investigation

In the Department of Justice investigation matter previously disclosed in the Annual Report, Western Union Financial Services, Inc. received a request for additional information from the Department of Justice, dated April 9, 2004. The following states are currently participating in the investigation and have requested the information called for in the two CIDs received by Western Union: Texas, Nevada, Delaware, Connecticut, District of Columbia, Hawaii, Louisiana, Massachusetts, Oregon, Florida, Puerto Rico, New York and California. Western Union is responding to the requests for information from the Department of Justice and the states.

Cruz Action

In the class action suit filed by Ana Cruz, Ramata Sly, Clare Sambrook and Albert Lewis Vale which previously was disclosed in the Annual Report, on March 26, 2004, the parties jointly filed papers in support of final approval of the proposed settlement. A small number of class members filed objections to or requests for exclusion from the proposed settlement and, on April 2, 2004, two of the objectors filed a response to the parties’ motion for final approval. On April 9, 2004, the Court held a hearing on the fairness of the proposed class action settlement. At the conclusion of that hearing, Judge Sifton took the parties’ request for final approval of the settlement under submission.

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

On February 3, 2004, the Company filed a Current Report on Form 8-K to disclose, pursuant to Items 5, 7 and 12, the Company’s press release relating to its earnings for the fourth quarter of fiscal year 2003.

On February 6, 2004, the Company filed a Current Report on Form 8-K to disclose, pursuant to Item 5, the receipt of a Civil Investigative Demand from the United States Department of Justice and, pursuant to Item 7, the February 5, 2004 press release issued by Western Union Financial Services, Inc., a subsidiary of the Company, regarding the Demand.

On February 6, 2004, the Company filed a Current Report on Form 8-K to disclose, pursuant to Items 5 and 7, summary segment data restated for NYCE Corporation as a discontinued operation.

On March 2, 2004, the Company filed a Current Report on Form 8-K to disclose, pursuant to Item 5, the consummation of the acquisition of Concord EFS, Inc. and, pursuant to Item 7, the Agreement and Plan of Merger dated April 1, 2003, and the Amendment and Abeyance Agreement dated December 14, 2003, both among the Company, Monaco Subsidiary Corporation, a wholly owned subsidiary of the Company, and Concord EFS, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST DATA CORPORATION
(Registrant)

Date: May 7, 2004	By	/s/ Kimberly S. Patmore

Kimberly S. Patmore Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 7, 2004	By	/s/ Thomas L. Moore

Thomas L. Moore Vice President and Corporate Chief Financial Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

12	Computation of Ratio of Earnings to Fixed Charges

15	Letter from Ernst & Young LLP Regarding Unaudited Interim Financial Information

31.1	Certification of Chairman and Chief Executive Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

99	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements