Form 10-Q
period 2004-06-30
FIRST DATA CORP
filed 2004-08-09
CIK 883980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of each class	Number of Shares Outstanding (excluding treasury shares) at June 30, 2004
(Common stock, $.01 par value)	857,462,974

FIRST DATA CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Transaction and processing service fees:
Payment Services	$904.9	$782.5	$1,758.0	$1,531.9
Merchant Services*	734.4	499.8	1,309.3	953.4
Check verification and guarantee services	102.8	101.6	200.6	194.0
Card Issuing Services	429.0	340.3	808.0	684.1
All Other	29.4	36.4	68.6	72.9
Investment income, net	47.0	38.2	96.9	68.1
Professional services	26.0	24.7	48.6	51.0
Software licensing and maintenance	16.3	12.2	32.0	23.4
Product sales and other	96.0	95.1	172.2	163.9
Reimbursable postage and other	143.3	148.2	293.3	310.7

	2,529.1	2,079.0	4,787.5	4,053.4

Expenses:
Cost of services	1,284.4	1,035.1	2,467.8	2,053.1
Cost of products sold	57.6	55.0	104.5	99.4
Selling, general and administrative	419.3	349.2	776.1	680.8
Reimbursable postage and other	143.3	148.2	293.3	310.7
Other operating expenses:
Restructuring, net	4.6	—	36.8	—
Impairments	1.2	—	6.9	—
Litigation and regulatory settlements	15.4	—	15.4	—
Other	—	—	25.0	—

	1,925.8	1,587.5	3,725.8	3,144.0

Operating profit	603.3	491.5	1,061.7	909.4

Other income (expense):
Interest income	5.8	1.4	11.2	2.7
Interest expense	(31.0)	(24.1)	(62.1)	(49.0)
Investment gains and (losses)	(0.4)	(0.1)	(2.2)	(0.2)
Divestitures, net	—	—	265.1	—

	(25.6)	(22.8)	212.0	(46.5)

Income before income taxes, minority interest, equity earnings in affiliates and discontinued operations	577.7	468.7	1,273.7	862.9
Income taxes	126.9	127.9	345.5	236.9
Minority interest	(28.4)	(29.5)	(56.7)	(52.9)
Equity earnings in affiliates	41.5	38.8	72.3	67.8

Income from continuing operations	463.9	350.1	943.8	640.9
Income from discontinued operations, net of taxes of $6.9, $3.8, $9.6, and $5.8, respectively	2.1	3.7	5.7	5.5

Net income	$466.0	$353.8	$949.5	$646.4

Earnings per share from continuing operations:
Basic	$0.54	$0.47	$1.15	$0.86
Diluted	$0.53	$0.46	$1.13	$0.84
Earnings per share:
Basic	$0.54	$0.47	$1.15	$0.86
Diluted	$0.53	$0.47	$1.13	$0.85
Weighted-average shares outstanding:
Basic	866.0	747.9	823.4	749.1
Diluted	881.9	759.4	837.0	759.6

*	Includes processing fees, administrative service fees and other fees charged to merchant alliances accounted for under the equity method of $52.4 million and $99.7 million for the three and six months ended June 30, 2004, respectively and $46.7 million and $87.1 million for the comparable periods in 2003.

See	Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Cash and cash equivalents	$721.5	$839.8
Settlement assets	15,363.1	15,119.3
Accounts receivable, net of allowance for doubtful accounts of $47.1 (2004) and $43.8 (2003)	1,610.4	1,524.9
Property and equipment, net of accumulated depreciation of $1,661.4 (2004) and $1,555.8 (2003)	842.3	692.3
Goodwill	8,240.1	3,731.0
Other intangibles, net of accumulated amortization of $1,408.2 (2004) and $1,250.6 (2003)	2,841.2	1,394.0
Investment in affiliates	762.8	774.6
Other assets	1,404.8	1,006.4
Assets held for sale	487.4	503.3

Total Assets	$32,273.6	$25,585.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Settlement obligations	$15,476.0	$14,833.2
Accounts payable and other liabilities	3,113.3	2,993.6
Borrowings	3,219.8	3,575.0
Liabilities related to assets held for sale	119.3	136.5

Total Liabilities	21,928.4	21,538.3

Commitments and contingencies (see Note 8)
Stockholders’ Equity:
Common stock, $.01 par value; authorized 2,000.0 shares, issued 1,067.7 shares (2004) and 897.9 shares (2003)	10.7	9.0
Additional paid-in capital	9,480.3	2,576.9

Paid-in capital	9,491.0	2,585.9
Retained earnings	7,420.2	6,589.3
Accumulated other comprehensive loss	(215.2)	(100.2)
Less treasury stock at cost, 210.2 shares (2004) and 181.4 shares (2003)	(6,350.8)	(5,027.7)

Total Stockholders’ Equity	10,345.2	4,047.3

Total Liabilities and Stockholders’ Equity	$32,273.6	$25,585.6

See	Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash and cash equivalents at beginning of period attributable to continuing operations	$839.8	$790.4
Cash and cash equivalents at beginning of period attributable to discontinued operations	67.8	29.0
CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations	943.8	640.9
Net income from discontinued operations	5.7	5.5
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	356.7	281.2
Non-cash portion of charges (gains) related to restructuring, impairments, litigation and regulatory settlements, investment (gains) and losses, divestitures and other, net	(181.5)	0.2
Other non-cash items, net	(36.5)	(54.3)
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable	60.0	91.2
Other assets	76.3	41.1
Accounts payable and other liabilities	(126.0)	(59.4)
Income tax accounts	(100.5)	50.6

Net cash provided by operating activities from continuing operations	992.3	991.5
Net cash provided by operating activities from discontinued operations	8.1	15.2

Net cash provided by operating activities	1,000.4	1,006.7
CASH FLOWS FROM INVESTING ACTIVITIES
Current year acquisitions, net of cash acquired	303.5	(115.1)
Payments related to other businesses previously acquired	(40.5)	(28.7)
Proceeds from dispositions, net of expenses paid	435.6	—
Additions to property and equipment, net	(86.5)	(80.9)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(80.6)	(137.1)
Proceeds from the sale of marketable securities	671.2	7.2
Dividend received from discontinued operations	25.5	—
Other investing activities	(296.3)	(20.3)

Net cash provided by (used in) investing activities from continuing operations	931.9	(374.9)
Net cash (used in) investing activities from discontinued operations	(31.9)	(1.3)

Net cash provided by (used in) investing activities	900.0	(376.2)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings	275.0	488.9
Principal payments on long-term debt	(637.2)	(222.8)
Proceeds from issuance of common stock	246.0	126.1
Purchase of treasury shares	(1,895.2)	(760.5)
Cash dividends	(31.1)	(30.0)

Net cash (used in) financing activities from continuing operations	(2,042.5)	(398.3)
Net cash (used in) financing activities from discontinued operations	(0.1)	—

Net cash (used in) financing activities	(2,042.6)	(398.3)
Change in cash and cash equivalents – continuing operations	(118.3)	218.3
Change in cash and cash equivalents – discontinued operations	(23.9)	13.9
Cash and cash equivalents at end of period attributable to continuing operations	$721.5	$1,008.7
Cash and cash equivalents at end of period attributable to discontinued operations	$43.9	$42.9

See	Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Basis of Presentation

The accompanying Consolidated Financial Statements of First Data Corporation (“FDC” or the “Company”) should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Significant accounting policies disclosed therein have not changed.

The accompanying Consolidated Financial Statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial position of the Company at June 30, 2004, the consolidated results of its operations for the three and six months ended June 30, 2004 and 2003 and its cash flows for the six months ended June 30, 2004 and 2003. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

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

The Company consolidates a subsidiary’s financial statements when the Company has the ability to exert control over the subsidiary. Normally, control is established with a greater than 50% ownership interest in a subsidiary. When the Company does not exercise control over a majority-owned subsidiary as a result of other investors having rights over the management and operations of the subsidiary, the Company accounts for the subsidiary under the equity method. As of June 30, 2004 and December 31, 2003, all affiliates with a greater than 50% ownership were consolidated into the financial statements of the Company.

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

On February 26, 2004, FDC completed the acquisition of Concord EFS, Inc. (“Concord”). Prior to the merger, on December 15, 2003, the Company announced an agreement with the U.S. Department of Justice (“DOJ”) that allowed the Company to complete its merger with Concord. The Company agreed to divest its 64% ownership of NYCE Corporation (“NYCE”), an electronic funds transfer network. The net assets and results of operations of NYCE were reclassified as discontinued operations in the fourth quarter 2003 and all prior periods have been restated. The Company completed the sale of NYCE on July 30, 2004 to Metavante Corporation. Amounts disclosed in the notes to the Consolidated Financial Statements also exclude the impact of discontinued operations for all periods presented (see Note 9).

Certain prior period amounts have been reclassified to conform to the current period presentation.

Revenue Recognition

FDC recognizes revenues from its information processing services as such services are performed. Revenue is recorded net of certain costs not controlled by the Company such as credit and offline debit interchange fees and assessments charged by credit card associations which totaled $1,271.3 million and $941.4 million for the three months ended June 30, 2004 and 2003, respectively, and $2,271.5 million and $1,781.5 million for the comparable six-month periods. Network fees related to PIN-based debit transactions are recognized in transaction and processing service fee revenues and cost of services. The network fees are invoiced by the networks and paid directly by the Company and totaled $139.6 million and $39.8 million for the three months ended June 30, 2004 and 2003, respectively, and $216.5 million and $74.7 million for the comparable six-month periods.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Earnings Per Common Share

Earnings per common share amounts are computed by dividing net income by the weighted-average common and common equivalent shares (when dilutive) outstanding during the period. Amounts utilized in per share computations are as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Weighted-average shares outstanding:
Basic weighted-average shares	866.0	747.9	823.4	749.1
Common stock equivalents	15.9	11.0	13.6	9.8

4 7/8% convertible note due 2005	—	0.5	—	0.7

	881.9	759.4	837.0	759.6

Earnings add-back related to convertible note	—	$0.1	—	$0.2

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

The diluted earnings per share calculation excludes stock options, warrants and convertible debt that are convertible into 5.1 million and 4.2 million common shares for the three and six month periods ended June 30, 2004, and 33.0 million and 36.2 million common shares for the three and six month periods ended June 30, 2003. The exclusion occurs because the exercise price of these instruments was greater than the average market price of the Company’s common stock and their inclusion would have been anti-dilutive or conversion is conditional upon the occurrence of certain events.

Stock Based Compensation

Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, as amended, “Accounting for Stock-Based Compensation” (“SFAS 123”), establishes accounting and reporting standards for stock-based employee compensation plans. As permitted by the standards, FDC continues to account for such arrangements under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and its related interpretations. The Company has elected to follow APB 25 for its employee stock options, because as discussed below, the alternative fair value accounting under SFAS 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma net income as if compensation expense had been recorded for the Company’s stock-based employee compensation plans, is as follows (in millions, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Reported net income	$466.0	$353.8	$949.5	$646.4
Restricted stock expense included in reported net income, net of related tax	0.6	—	0.8	—
SFAS 123 expense, net of tax	(32.1)	(32.1)	(61.1)	(61.7)

Pro forma net income	$434.5	$321.7	$889.2	$584.7

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Reported earnings per share – basic	$0.54	$0.47	$1.15	$0.86
Reported earnings per share – diluted	0.53	0.47	1.13	0.85

Pro forma earnings per share – basic	$0.50	$0.43	$1.08	$0.78
Pro forma earnings per share – diluted	0.49	0.42	1.06	0.77

For a detailed description regarding the assumptions used to calculate the compensation expense noted above, refer to Note 14 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The Company has changed the weighted-average risk-free interest rate to 3.82% and the dividend yield to 0.20% used in the calculation as of June 30, 2004 from what was disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

In February 2004, the Company awarded 460,000 shares of restricted stock to officers and other executives. The stock awards vest if the executives are still employed by the Company at the time, on the earlier of (i) February 25, 2009 or (ii) at any time after February 25, 2007 if on each trading day during the previous 30-day period the highest intra-day trading price of the Company’s common stock on the New York Stock Exchange is equal to or greater than $70.00 per share. Vesting may be accelerated pursuant to the terms of the 2002 Long-Term Incentive Plan. The fair value of the restricted shares on the date of the grant is amortized ratably over the vesting period. Unearned compensation on the February 2004 grant of $18.8 million was recorded based on the market value of the shares on the date of grant and is being amortized over five years. The unamortized balance of unearned compensation on restricted stock is included as a component of additional paid-in capital in stockholders’ equity.

Supplemental Cash Flow Information

Significant non-cash transactions during the first six months of 2004 included the issuance of 169.8 million shares of FDC common stock to the Concord shareholders and the conversion of outstanding Concord options to options to purchase 20.5 million shares of FDC common stock as consideration in the acquisition.

The Company also awarded 460,000 shares of restricted stock to officers and other executives during the six months ended June 30, 2004.

The Company called the $542 million 2% Senior Convertible Contingent Debt Securities due 2008 (“CODES”) on March 3, 2004. The Company issued 4.5 million common shares to certain of the bondholders who elected shares versus a cash payment.

Significant non-cash transactions during the first six months of 2003 include a $16.7 million convertible debenture that was converted into 0.91 million shares of common stock. Additionally, on July 25, 2003, a customer exercised its 1996 warrant to purchase 4.0 million shares, which resulted in the Company issuing 0.6 million shares under a cashless exercise provision for the incremental fair value between the exercise price and the market price.

Note 2: Acquisitions

Concord EFS, Inc.

On February 26, 2004, the Company completed its merger with Concord. FDC and Concord each have distinct strengths in product lines and markets that in combination will provide financial institutions, retailers, and consumers with a broader spectrum of payment options; greater input into the future direction of the electronic payments industry; and access to new technologies and global markets. The results of Concord’s operations are included in the Consolidated Statements of Income for the three months ended June 30, 2004 and for 126 days of the six months ended June 30, 2004.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

The preliminary allocation of the $6.9 billion purchase price is as follows:

(in millions)
ASSETS
Cash and cash equivalents	$546.0
Settlement assets	542.0
Accounts receivable	183.5
Property and equipment	131.4
Goodwill	4,531.6
Other intangibles	1,557.0
Investment in affiliates	3.1
Other assets	864.6

Total Assets	$8,359.2

LIABILITIES
Settlement obligations	$542.0
Accounts payable and other liabilities	777.4
Borrowings	131.6

Total Liabilities	$1,451.0

Total purchase price	$6,908.2

Based on the preliminary independent valuation prepared using estimates and assumptions provided by management, the $1,557.0 million preliminary fair market value assigned to Concord’s intangible assets represents $1,140.0 million of customer contracts, $320.0 million related to the STAR® trade name and $97.0 million of proprietary and third party software. The fair market value of the intangibles was based on a preliminary independent valuation, other than $35.9 million of purchased software for which book value approximates fair market value. These fair market values are subject to change pending receipt of the final independent valuation and other factors. The Company expects to complete the final valuation in the third quarter 2004. Customer contracts represent Concord’s contractual relationships with merchants and financial institutions. Certain of these contractual relationships are in various stages of being renegotiated. To the extent certain of these contractual relationships are not renewed, the value of such relationships in the final valuation will be different than the preliminary value. The estimated useful lives assigned to customer relationships range from six to 13 years (with a weighted average amortization period of 10 years). The estimated useful lives assigned to purchased software and proprietary software was five years and the STAR trade name was 25 years. An independent valuation of Concord’s fixed assets was

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

completed in the second quarter 2004 resulting in a fair market value of $131.4 million and an increase in goodwill of $19.3 million. Of the total purchase price, approximately $4.5 billion has been allocated to goodwill, of which $2.8 billion and $1.7 billion were reflected in the Merchant Services and Card Issuing Services segments, respectively. Goodwill represents the excess of the purchase price for the acquired business over the fair value of the underlying net tangible and identifiable intangible assets. The goodwill is not deductible for tax purposes nor amortized for book purposes.

On October 23, 2003, the DOJ along with the District of Columbia and eight states filed a lawsuit against FDC and Concord in the United States District Court for the District of Columbia, seeking a permanent injunction against the merger of the two companies. On December 15, 2003, FDC announced an agreement with the DOJ allowing the Company to complete the merger with Concord. The agreement provides for FDC’s divestiture of its 64% ownership of NYCE. The Company completed the sale of NYCE on July 30, 2004 to Metavante Corporation.

Concord Merger-related Restructuring Charges

A $15.1 million charge related to severance for 820 employees and a charge for $48.1 million related to facilities was recorded for the six months ended June 30, 2004 in connection with the planned closure of certain Concord facilities due to the consolidation of duplicative functions, including selected operations located in Maitland, Florida; Memphis, Tennessee and Amarillo, Texas. The operations in these locations included authorization, deployment, settlement and funding, customer service and administrative support functions. The restructuring plans will be completed throughout 2004 with all restructuring plans completed by June 2005. These costs were accounted for under Emerging Issues Task Force (“EITF”) No. 95-3 (“EITF 95-3”), “Recognition of Liabilities in Connection with a Purchase Business Combination.” These costs are recognized as a liability assumed in the purchase business combination and included in the allocation of the cost to acquire Concord. Restructuring charges related to FDC facilities and employees were expensed as incurred as discussed in Note 3.

The Company is responsible for the difference between the assumed net sale proceeds for the Memphis facility and the total costs financed, which exceeds the guarantee value of $50.5 million under a synthetic operating lease. At June 30, 2004, the Company had a $48.1 million liability assumed in the purchase business combination related to the excess of the total cost financed and other carrying costs over the assumed net sale proceeds.

The Company is working to finalize its integration plans, which may result in additional severance and employee-related costs, facility exit costs and contractual termination costs.

The following table summarizes the Company’s utilization of Concord-related accruals for the six months ended June 30, 2004 (in millions):

	Employee Severance	Facility Closure
Accrual established upon acquisition, February 26, 2004	$11.1	$32.8
Additional charges recorded in purchase accounting	2.6	15.3
Additional expense provision	1.4	—
Cash payments	(1.2)	(0.2)

Remaining accrual at June 30, 2004	$13.9	$47.9

Other Acquisitions

In April 2004, the Company acquired 100% of Cashcard Australia Limited (“Cashcard”), a provider of ATM services in the Australian marketplace, for approximately $260 million in cash and assumed debt. The transaction facilitated FDC’s entry into the Australian merchant ATM deployment market. The transaction creates opportunities for FDC and Cashcard clients, expanding the delivery of services such as credit and debit POS processing, deployment of merchant ATMs, check authorization and money transfer. A majority of Cashcard’s operations are aligned with the Merchant Services segment, with the remainder aligned in the Card Issuing Services segment. The preliminary purchase price allocation resulted in $62.0 million in identifiable intangible assets, which are being amortized over seven years and goodwill of $151.0 million.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Other acquisitions made during the first six months of 2004 include the buyout of the TASQ Technology, Inc. (“TASQ”) minority interest and the purchase of merchant portfolios.

The aggregate consideration paid in the first six months of 2004 was $242.5 million for acquisitions other than Concord. The aggregate preliminary purchase price allocation for these acquisitions resulted in $68.5 million in identifiable intangible assets, which are being amortized over five to ten years, except for a tradename for $0.3 million which is being amortized over 25 years, and goodwill of $161.1 million.

On July 26, 2004, the Company acquired Delta Singular Outsourcing Services S.A. (“DSOS”), the former payment processing and outsourcing division of Delta Singular S.A., located in Greece, for approximately $320 million in cash. DSOS provides payment processing and outsourcing services including card processing, ATM and point of sale driving and call center support. Through DSOS, the Company will provide payment processing and outsourcing services to existing DSOS clients, the largest being Alpha Bank. Alpha Bank, which is a major issuer of VISA cards and the exclusive issuer of American Express cards in Greece, is the second largest private commercial bank in Greece. DSOS entered into a 10-year contract to continue to provide payment processing services to Alpha Bank. The Company anticipates the acquisition will create additional payment services opportunities in the Greek, Middle Eastern and European markets. Approximately 75% of DSOS’s operations will be aligned with Card Issuing Services, with the remainder aligned in the Merchant Services segment. During the calendar year 2003, DSOS generated approximately $60 million in revenue.

In July 2004, the Company purchased a 30% equity interest in Angelo Costa, S.p.A., one of Western Union’s money transfer agents in Italy, with a network of nearly 3,000 locations throughout the country. Italy is Western Union’s third largest geographic market for money transfer, and the partnership with Angelo Costa is expected to strengthen Western Union’s position in this high-growth country.

Unaudited Pro Forma Condensed Combined Consolidated Statements of Income

The following Unaudited Pro Forma Condensed Combined Consolidated Statements of Income reflect the consolidated results of operations of the Company as if the acquisitions of Concord and Cashcard had occurred at the beginning of each period presented. The historical financial information has been adjusted to give effect to events that are (1) directly attributed to the merger, (2) factually supportable, and (3) with respect to the income statement, expected to have a continuing impact on the combined results. Such items include additional amortization expense associated with the preliminary valuation of intangible assets. Due to the required divestiture under the agreement with the DOJ, NYCE’s results of operations are treated as income from discontinued operations, net of tax, and excluded from the Unaudited Pro Forma Condensed Combined Consolidated Statements of Income.

Unaudited Pro Forma Condensed Combined Consolidated

Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in millions, except per share data)
REVENUES
Transaction and processing service fees	$2,200.5	$2,126.6	$4,341.6	$4,091.4
Other non-transaction based revenue	89.3	75.4	177.9	143.0
Product sales and other	96.0	105.4	180.2	183.4
Reimbursable postage and other	143.3	163.3	298.3	333.2

	2,529.1	2,470.7	4,998.0	4,751.0

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

EXPENSES
Cost of services	1,284.4	1,247.0	2,588.2	2,445.7
Cost of products sold	57.6	60.2	107.0	108.9
Selling, general and administrative	419.3	397.0	800.4	759.7
Reimbursable postage and other	143.3	163.3	298.3	333.2
Other operating expenses	21.2	(1.0)	84.1	(1.0)

	1,925.8	1,866.5	3,878.0	3,646.5
Operating profit	603.3	604.2	1,120.0	1,104.5
Other income / (expense)	5.4	26.7	281.9	41.1
Interest expense	(31.0)	(27.6)	(63.4)	(53.2)

Income before income taxes, minority interest and equity earnings in affiliates	577.7	603.3	1,338.5	1,092.4

Income taxes	126.9	176.0	325.6	316.7
Minority interest	(28.4)	(33.9)	(56.9)	(57.6)
Equity earning in affiliates	41.5	38.8	72.3	67.8

Net income from continuing operations	$463.9	$432.2	$1,028.3	$785.9

Earnings per share:
Basic earnings per share from continuing operations	$0.54	$0.47	$1.17	$0.85
Diluted earnings per share from continuing operations	$0.53	$0.46	$1.15	$0.84
Weighted average shares outstanding:
Basic	866.0	925.5	875.6	926.7
Diluted	881.9	941.2	890.7	940.9

Note 3: Restructuring, Impairments, Litigation and Regulatory Settlements, Investment Gains and Losses, Divestitures and Other

2004 Activities

The Company recorded restructuring charges, impairment charges, litigation and regulatory settlements, investment gains and losses, divestiture related gains and other, net during the three and six months ended June 30, 2004. A summary of pretax benefits (charges), incurred by segment, is as follows:

	Pretax Benefit/(Charge)
(in millions) Three months ended June 30, 2004	Payment Services	Merchant Services	Card Issuing Services	All Other and Corporate	Totals
Restructuring charges	$(1.1)	$—	$(1.5)	$(3.3)	$(5.9)
Restructuring accrual reversals	0.3	0.1	0.9	—	1.3
Impairments	—	(1.0)	—	(0.2)	(1.2)
Litigation and regulatory settlements	—	(15.4)	—	—	(15.4)
Net investment gains/(losses)	—	(0.1)	—	(0.3)	(0.4)

Total pretax charges, net of reversals	$(0.8)	$(16.4)	$(0.6)	$(3.8)	$(21.6)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Pretax Benefit/(Charge)
(in millions) Six months ended June 30, 2004	Payment Services	Merchant Services	Card Issuing Services	All Other and Corporate	Totals
Restructuring charges	$(2.9)	$(4.1)	$(7.4)	$(23.8)	$(38.2)
Restructuring accrual reversals	0.4	0.1	0.9	—	1.4
Impairments	(0.4)	(1.0)	—	(5.5)	(6.9)
Litigation and regulatory settlements	—	(15.4)	—	—	(15.4)
Other	—	(25.0)	—	—	(25.0)
Net investment gains/(losses)	—	(1.2)	1.4	(2.4)	(2.2)
Divestiture gain	—	263.8	—	—	263.8
Divestiture accrual reversals	—	—	—	1.3	1.3

Total pretax charges, net of reversals	$(2.9)	$217.2	$(5.1)	$(30.4)	$178.8

Restructuring charges

The restructuring charges were comprised of severance totaling $4.6 million and $1.3 million related to facility closures for the three months ended June 30, 2004 and $31.6 million and $6.6 million for the six months ended June 30, 2004. Severance charges resulted from the termination of approximately 120 and 484 employees across the organization for the three and six months ended June 30, 2004, respectively, representing all levels of employees and approximately 1% and less than 2%, respectively, of the Company’s workforce. The following describes the nature and timing of the restructuring plans by segment:

•	Payment Services’ severance costs in the first quarter of 2004 resulted from the consolidation of various international functions into Dublin, Ireland. The restructuring plan was completed in the first quarter of 2004. Charges were also incurred in the second quarter of 2004 related to the lease termination of a facility that is being restructured and combined with another FDC facility. This restructuring plan was completed in the second quarter of 2004. No additional restructuring charges are expected to be incurred relating to these plans.

•	Merchant Services’ severance charges resulted from the planned closure of certain FDC locations, including a Cardservice International, Inc. (“CSI”) call center, a TeleCheck Services, Inc. (“TeleCheck”) data center and a PayPoint Electronic Payment Systems (“PayPoint”) debit processing center, as a result of the Company’s reorganization done in conjunction with the Concord integration. For all of the plans, the restructuring charges were incurred in the first quarter of 2004; however for the CSI and PayPoint plans, the actions were not complete until the second quarter of 2004. Severance charges also were incurred in the first quarter of 2004, related to the continued integration of international support functions between the Merchant Services and Card Issuing Services segments that began in 2003. This restructuring plan was completed in the first quarter of 2004. Additionally, in connection with the dissolution of a joint venture, the Company paid for the severance of joint venture employees. No additional restructuring charges are expected to be incurred relating to these plans.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

•	Card Issuing Services’ severance charges resulted from the integration of international support functions with Merchant Services as noted above in the first quarter of 2004 and the ongoing initiative to streamline operations and implement operational efficiencies at the customer operations center in Omaha, Nebraska in the second quarter of 2004. Charges also were incurred in the first quarter of 2004 related to the lease buyout of a facility in the United Kingdom after it was determined that the facility could not fulfill the Company’s needs. These international restructuring plans were completed in the first quarter of 2004, and the customer operations center was completed in the second quarter. No additional restructuring charges are expected to be incurred relating to these plans.

•	All Other and Corporate charges related to severance resulting from the consolidation of certain administrative operations with Concord in the first quarter of 2004 and the restructuring of the purchasing and human resources departments in the second quarter of 2004. Certain of these plans were completed in the first and second quarters of 2004, with the remaining to be completed in the third quarter. No additional charges are expected to be incurred related to these plans. Additionally, there were a number of restructuring actions within eONE Global L.P. (“eONE”) that occurred in the first and second quarters of 2004. In the first quarter of 2004, the eONE severance charges were a result of eONE’s decision to slow the rate of investment in certain product offerings due to market immaturity, controlling costs, and reductions of the overall management structure at eONE. Part of these severance charges included the elimination of several senior management positions. A charge related to certain of these senior managers also was incurred due to their right upon termination under certain circumstances to sell shares purchased at the time of eONE’s formation to eONE at the original purchase price. In the second quarter of 2004, the severance charges incurred were a result of the pending sale of an eONE business and cost reductions. Some of the restructuring plans were completed in the second quarter of 2004 with the remaining scheduled to be completed in the third quarter of 2004. Charges also were incurred in the second quarter of 2004 related to a Corporate facility lease in Georgia as it was determined that the current facility could no longer fulfill the Company’s needs. The restructuring plan was completed in the second quarter of 2004. No additional charges are expected to be incurred related to these restructuring plans.

In the first quarter of 2004, the reversals related to changes in estimates regarding severance costs from the third quarter 2003 restructuring activities in the Payment Services segment. In the second quarter of 2004, the reversals related to changes in estimates regarding lease terminations and severance costs related to the third quarter of 2000 and third quarter of 2003 Card Issuing Services restructuring plans and the second quarter 2001 Payment Services segment restructuring plan.

The following table summarizes the Company’s utilization of restructuring accruals for the six months ended June 30, 2004 (in millions):

	Employee Severance	Facility Closure
Remaining accrual at January 1, 2004	$17.9	$1.9
Expense provision	31.6	6.6
Cash payments and other	(34.5)	(5.6)
Changes in estimates	(0.7)	(0.7)

Remaining accrual at June 30, 2004	$14.3	$2.2

Impairments

The All Other and Corporate charges include the write-down of fixed assets and goodwill associated with facility closures which were part of the restructuring actions noted above of $0.2 million and $2.2 million for the three and six months ended June 30, 2004, respectively. Additionally, there was an impairment of Encorus software due to diminished demand for a product offering in the first quarter of 2004 in All Other and Corporate of $3.3 million. The Payment Services charge of $0.4 million was due to the write-down of leasehold improvements associated with certain domestic restructuring activities in the first quarter of 2004. Finally, in the second quarter of 2004 a Merchant Services charge was recognized due to an impairment of software that is no longer being fully utilized due to system decisions influenced by the integration of Concord.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Litigation and regulatory settlements

A litigation charge of $15.4 million was recorded for the three months ended June 30, 2004 related to a lawsuit associated with a consolidated merchant alliance in the Merchant Services segment. A $7.3 million minority interest benefit related to this charge is recognized on the minority interest line in the Consolidated Statements of Income.

Other

During the first quarter of 2004, the Company recognized a $25.0 million pretax charge related to adjustments for TeleCheck accounting entries that originated primarily during 2002 and 2003. The Company is undertaking a comprehensive review of this business, and assessing the overall strategic fit of the collections business in TeleCheck.

Investment gains and losses, net

The Company incurred net investment losses as a result of the write down of investments related to e-commerce businesses, the dissolution of a joint venture and the sale of investments.

Divestitures, net

The Company sold its 67% interest in GCA Holdings, LLC, the parent holding company of Global Cash Access LLC (“GCA”) in March 2004. GCA is a supplier of cash access and customer relationship marketing technologies to the gaming industry. The sale resulted in net proceeds of $435.6 million and a pretax gain of $263.8 million.

During the three months ended March 31, 2004, the Company reversed divestiture accruals of $1.3 million due to the expiration of certain exposures.

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

At June 30, 2004, there were 13 affiliates accounted for under the equity method of accounting, comprised of five merchant alliances and eight strategic investments in companies in related markets, including Western Union agents.

A summary of financial information for the merchant alliances and other affiliates accounted for under the equity method of accounting is as follows:

(in millions)	June 30, 2004	December 31, 2003
Total assets	$4,000.7	$3,602.1
Total liabilities	2,893.3	2,462.9

	Three months ended June 30,		Six months ended June 30,
(in millions)	2004	2003	2004	2003
Net operating revenues	$375.0	$339.8	$736.1	$666.8
Operating expenses	257.8	236.4	517.5	480.6

Operating income	117.2	103.4	218.6	186.2

Net income	99.5	84.8	180.2	151.9

FDC share of net income	48.9	45.7	87.2	81.5
Amortization expense	7.4	6.9	14.9	13.7

FDC equity earnings	$41.5	$38.8	$72.3	$67.8

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The primary components of assets and liabilities are settlement-related accounts as described in Note 5 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

The formation of a merchant alliance generally involves the Company and a financial institution each contributing merchant contracts to the alliance and a cash payment from one owner to the other to achieve the desired ownership percentage for each. The asset amounts reflected above are owned by the alliances and other equity method investees and do not include any of such payments made by the Company. The amount by which the Company’s total investments in joint ventures exceeded its proportionate share of the joint ventures’ net assets totaled $519.1 million and $530.6 million at June 30, 2004 and December 31, 2003, respectively.

Note 5: Borrowings

At June 30, 2004 the Company had $275.0 million outstanding under the commercial paper program while there were no balances outstanding at December 31, 2003. The Company’s commercial paper program is supported by a $1.1 billion revolving credit facility.

As part of the acquisition of Concord on February 26, 2004, the Company assumed the outstanding Federal Home Loan Bank (“FHLB”) loan payable balance of $131.6 million which was paid in full in March 2004.

During the first quarter 2004, the Company called the $542 million 2% Senior Convertible Contingent Debt Securities due 2008 (“CODES”) on March 3, 2004. Bondholders had the option of taking cash or common stock of which $358.3 million was redeemed at face value for cash and 4.5 million shares were issued.

The Company paid down the $100 million floating rate note upon its maturity during the first quarter of 2004.

As part of the acquisition of Cashcard on April 3, 2004, the Company assumed $53.9 million of debt, of which $27.6 million was paid in the second quarter.

Note 6: Comprehensive Income

The components of comprehensive income are as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income	$466.0	$353.8	$949.5	$646.4
Foreign exchange effect	(1.5)	51.3	4.7	60.9
Unrealized gain (loss) on hedging activities	149.2	(50.6)	116.0	(50.0)
Unrealized gain (loss) on securities (a)	(221.7)	54.7	(235.7)	69.2

Total comprehensive income	$392.0	$409.2	$834.5	$726.5

(a)	Net of reclassification adjustment for realized gains included in the “investment income, net” component of revenues and net income. The net income impact of the realized gains was $29.8 million and $59.8 million for the three and six months ended June 30, 2004, respectively and $22.5 million and $40.1 million for the comparable periods in 2003.

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

Alignment of acquired operations

Concord’s operations were assigned to FDC’s existing segments based on the services provided and the customer bases served. Concord’s merchant acquiring business and its risk management services, which are provided through the majority-owned subsidiary Primary Payment Systems, (“PPS”), are included in the Merchant Services segment. Concord’s prepaid stored-value card and transportation services businesses were assigned to the Payment Services segment. The STAR services and related network businesses were assigned between the Merchant Services segment and the Card Issuing Services segment based upon whether the service was provided in an acquiring or issuing capacity. Services provided to issuers, which are primarily financial institutions, and their cardholders are included in the Card Issuing Services segment, and the services provided to acquirers and merchants are included in the Merchant Services segment. A majority of Cashcard’s operations are aligned with the Merchant Services segment, with the remainder aligned in the Card Issuing Services segment.

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

GCA Disposition

On March 9, 2004 the Company sold its 67% interest in GCA which comprised the Merchant Services segment’s gaming services. GCA’s historic operating results have been removed from the Merchant Services segment results. The GCA operating results from January 1, 2004 to March 9, 2004 are included in the Consolidated Statements of Income for the six month period ending June 30, 2004, and are presented as a divested operation for purposes of segment reporting on a retroactive basis.

The following table presents the Company’s operating segment results for the three and six months ended June 30, 2004 and 2003:

Three months ended June 30, 2004	Payment Services	Merchant Services	Card Issuing Services	All Other and Corporate	Totals
(in millions)
Revenues:
Transaction and processing service fees	$908.2	$735.9	$438.9	$31.0	$2,114.0
Check verification and guarantee services	—	102.8	—	—	102.8
Investment income, net	97.2	3.5	—	—	100.7
Professional services	—	7.7	15.4	8.5	31.6
Software licensing and maintenance	—	1.9	4.1	10.3	16.3
Product sales and other	1.2	87.2	—	9.3	97.7
Reimbursable postage and other	2.8	7.4	138.1	—	148.3
Equity earnings in affiliates (a)	0.7	49.9	—	—	50.6
Interest income	0.3	0.3	1.1	4.1	5.8

Total segment reporting revenues	$1,010.4	$996.6	$597.6	$63.2	$2,667.8

Internal revenue and pretax equivalency	$56.8	$9.2	$14.9	$1.4	$82.3
External revenue	953.6	987.4	582.7	61.8	2,585.5
Depreciation and amortization	25.1	98.9	63.6	6.5	194.1
Operating profit (loss)	340.9	238.5	134.5	(24.6)	689.3
Restructuring, impairments, litigation and regulatory settlements and investment gains and (losses), net	(0.8)	(16.4)	(0.6)	(3.8)	(21.6)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Three months ended June 30, 2003	Payment Services	Merchant Services	Card Issuing Services	All Other and Corporate	Totals
(in millions)
Revenues:
Transaction and processing service fees	$787.8	$433.7	$346.5	$38.5	$1,606.5
Check verification and guarantee services	—	101.6	—	—	101.6
Investment income, net	92.7	2.0	—	—	94.7
Professional services	—	8.3	11.0	12.0	31.3
Software licensing and maintenance	—	0.5	4.8	6.9	12.2
Product sales and other	0.9	88.9	4.7	2.6	97.1
Reimbursable postage and other	1.5	—	152.2	—	153.7
Equity earnings in affiliates (a)	0.2	45.4	0.3	—	45.9
Interest income	—	0.1	0.6	0.7	1.4

Total segment reporting revenues	$883.1	$680.5	$520.1	$60.7	$2,144.4

Internal revenue and pretax equivalency	$66.9	$8.8	$6.9	$2.1	$84.7
External revenue	816.2	671.7	513.2	58.6	2,059.7
Depreciation and amortization	25.0	55.6	50.0	6.7	137.3
Operating profit (loss)	304.3	194.1	74.1	(25.1)	547.4
Investment (losses)	—	—	—	(0.1)	(0.1)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Six months ended June 30, 2004	Payment Services	Merchant Services	Card Issuing Services	All Other and Corporate	Totals
(in millions)
Revenues:
Transaction and processing service fees	$1,764.4	$1,254.5	$826.7	$72.9	$3,918.5
Check verification and guarantee services	—	200.6	—	—	200.6
Investment income, net	194.8	5.8	—	—	200.6
Professional services	—	15.4	27.2	17.8	60.4
Software licensing and maintenance	—	3.1	11.2	17.7	32.0
Product sales and other	2.0	162.5	—	11.7	176.2
Reimbursable postage and other	5.8	9.8	288.3	—	303.9
Equity earnings in affiliates (a)	0.8	88.5	—	—	89.3
Interest income	0.8	0.5	2.2	7.7	11.2

Total segment reporting revenues	$1,968.6	$1,740.7	$1,155.6	$127.8	$4,992.7

Internal revenue and pretax equivalency	$110.1	$19.1	$29.3	$4.3	$162.8
External revenue	1,858.5	1,721.6	1,126.3	123.5	4,829.9
Depreciation and amortization	49.9	169.1	121.4	13.6	354.0
Operating profit (loss)	669.5	392.3	232.4	(42.7)	1,251.5
Restructuring, impairments, litigation and regulatory settlements, investment (losses) and other, net	(2.9)	(46.6)	(5.1)	(31.7)	(86.3)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Six months ended June 30, 2003	Payment Services	Merchant Services	Card Issuing Services	All Other and Corporate	Totals
(in millions)
Revenues:
Transaction and processing service fees	$1,542.1	$824.0	$696.5	$77.6	$3,140.2
Check verification and guarantee services	—	194.0	—	—	194.0
Investment income, net	175.9	4.0	—	—	179.9
Professional services	—	15.8	24.9	22.7	63.4
Software licensing and maintenance	—	1.8	8.1	13.5	23.4
Product sales and other	2.0	139.2	4.7	22.5	168.4
Reimbursable postage and other	3.3	0.1	318.3	—	321.7
Equity earnings in affiliates (a)	(0.5)	82.3	0.8	—	82.6
Interest income	—	0.1	1.2	1.4	2.7

Total segment reporting revenues	$1,722.8	$1,261.3	$1,054.5	$137.7	$4,176.3

Internal revenue and pretax equivalency	$122.5	$17.5	$23.4	$4.6	$168.0
External revenue	1,600.3	1,243.8	1,031.1	133.1	4,008.3
Depreciation and amortization	50.2	110.1	99.4	13.9	273.6
Operating profit (loss)	585.3	317.0	149.1	(30.4)	1,021.0
Investment (losses)	—	—	—	(0.2)	(0.2)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table presents a reconciliation of the total segment and All Other and Corporate revenue to consolidated revenue, and total segment and All Other and Corporate operating profit to income before income taxes, minority interest, equity earnings in affiliates and discontinued operations as reported on the Consolidated Statements of Income.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
(in millions)
Revenues:
Total reported segments	$2,604.6	$2,083.7	$4,864.9	$4,038.6
All Other and Corporate	63.2	60.7	127.8	137.7

Subtotal	2,667.8	2,144.4	4,992.7	4,176.3

Adjustments for items included in segment and All Other and Corporate revenues: (b)
Equity earnings in affiliates (a)	(50.6)	(45.9)	(89.3)	(82.6)
Interest income	(5.8)	(1.4)	(11.2)	(2.7)
Divested operations (c)	—	66.6	58.1	130.4
Eliminations (d)	(82.3)	(84.7)	(162.8)	(168.0)

Consolidated revenue	$2,529.1	$2,079.0	$4,787.5	$4,053.4

Income before income taxes, minority interest, equity earnings in affiliates, and discontinued operations
Total reported segments operating profit (e)	$713.9	$572.5	$1,294.2	$1,051.4
All Other and Corporate operating profit	(24.6)	(25.1)	(42.7)	(30.4)

Subtotal	689.3	547.4	1,251.5	1,021.0

Adjustments for items included in segment and All Other and Corporate operating profit: (b)
Equity earnings in affiliates (a)	(41.5)	(38.8)	(72.3)	(67.8)
Divested operations (c)	—	11.7	11.2	18.6
Minority interest from segment operations (f)	36.3	29.7	70.7	53.1
Eliminations (d)	(53.8)	(57.1)	(104.1)	(112.8)
Interest expense	(31.0)	(24.1)	(62.1)	(49.0)
Restructuring, net	(4.6)	—	(36.8)	—
Impairments	(1.2)	—	(6.9)	—
Litigation and regulatory settlements	(15.4)	—	(15.4)	—
Other	—	—	(25.0)	—
Investment (losses)	(0.4)	(0.1)	(2.2)	(0.2)
Divestitures, net	—	—	265.1	—

Income before income taxes, minority interest, equity earnings in affiliates and discontinued operations	$577.7	$468.7	$1,273.7	$862.9

(a)	Excludes equity losses that were recorded in expense of $1.7 million and $2.1 million for the three and six months ended June 30, 2004 and $0.2 million and $1.1 million for the same periods in 2003, and the amortization related to the excess of the investment balance over the Company’s proportionate share of the investee’s net book value for 2004 and 2003.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(b)	Reconciles the total segment and All Other and Corporate revenue to consolidated revenue or total segment and All Other and Corporate operating profit to income before income taxes, minority interest, equity in earnings in affiliates, and discontinued operations as reported on the Consolidated Statements of Income.
(c)	The Company sold its 67% owned subsidiary, GCA in March 2004. Revenue and operating profit associated with GCA is excluded from segment results. The Merchant Services segment revenue and operating profit were reclassified for 2003 to exclude results from GCA.
(d)	Represents elimination of an adjustment to record the Payment Services segment revenues and operating profit on a pretax equivalent basis and elimination of intersegment revenue.
(e)	Segment and All Other and Corporate operating profit includes interest income, minority interest from segment operations, equity earnings in affiliates net of related amortization expense and the allocation of corporate overhead. Segment and All Other and Corporate operating profit excludes items noted above and interest expense.
(f)	Minority interest from segment operations excludes minority interest attributable to items excluded from segment operations as noted above.

Segment assets are as follows:

	June 30, 2004	December 31, 2003
Assets (in millions):
Payment Services	$16,973.5	$16,787.1
Merchant Services	10,184.3	5,336.1
Card Issuing Services	4,042.7	1,808.7
All Other and Corporate	585.7	876.0
Discontinued business	487.4	503.3
Divested business	—	274.4

Consolidated	$32,273.6	$25,585.6

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 8: Commitments and Contingencies

In 2001, two putative class actions based on similar factual allegations were filed in the United States District Court for the Eastern District of New York against the Company and its subsidiary, Western Union Financial Services, Inc., asserting claims on behalf of a putative worldwide class (excluding members of the settlement class of similar actions previously filed against the Company and its subsidiaries). These actions have been consolidated into a single action. The plaintiffs claim that the Company, Western Union and Orlandi Valuta impose an undisclosed “charge” when they transmit consumers’ money by wire either from the United States to international locations or from international locations to the United States, in that the exchange rate used in these transactions is less favorable than the exchange rate that Western Union and Orlandi Valuta receive when they trade currency in the international money market. Plaintiffs further assert that Western Union’s failure to disclose this “charge” in the transactions violates 18 U.S.C. section 1961 et seq. and state deceptive trade practices statutes, and also asserts claims for civil conspiracy. The plaintiffs seek injunctive relief, compensatory damages in an amount to be proven at trial, treble damages, punitive damages, attorneys’ fees, and costs of suit. The parties to this action reached a proposed settlement of all claims that includes the following: (1) Western Union (and, with respect to money transfer transactions from the U.S. other than California to Mexico, Orlandi Valuta) will issue coupons for discounts on future international money transfer transactions to customers who transferred money from the U.S. to certain countries other than Mexico between January 1, 1995 and approximately June 30, 2000 (for certain services, Western Union will issue coupons for transactions conducted as late as December 31, 2001), from anywhere in the U.S. other than California to Mexico between September 1, 1999 and June 30, 2000 (again, for certain services, Western Union will issue coupons for transactions conducted as late as December 31, 2001), from countries other than Canada to the U.S. between January 1, 1995 and June 30, 2000, and from Canada to the U.S. between January 1, 1995 and approximately July 31, 2002; (2) injunctive relief requiring Western Union and Orlandi Valuta to make additional disclosures regarding their foreign exchange practices; and (3) reasonable attorneys’ fees, expenses and costs as well as the costs of settlement notice and administration. A small number of class members filed objections to or requests for exclusion from the proposed settlement. The Court has granted preliminary approval of the proposed settlement, granted approval of the proposed form and manner of class notice, and held a Fairness Hearing on April 9, 2004. If the settlement is not approved, the Company intends to vigorously defend this action.

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

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

On or about April 3 and 4, 2003 two purported class action complaints were filed on behalf of the public holders of Concord’s common stock (excluding shareholders related to or affiliated with the individual defendants). The defendants in those actions were certain current and former officers and directors of Concord. The complaints generally alleged breaches of the defendants’ duty of loyalty and due care in connection with the defendants’ alleged attempt to sell Concord without maximizing the value to shareholders in order to advance the defendants’ alleged individual interests in obtaining indemnification agreements related to the securities litigation discussed above and other derivative litigation. The complaints sought class certification, injunctive relief directing the defendants’ conduct in connection with an alleged sale or auction of Concord, reasonable attorneys’ fees, experts’ fees and other costs and relief the Court deems just and proper. On or about April 2, 2003 an additional purported class action complaint was filed by Barton K. O’Brien. The defendants were Concord, certain of its current and former officers and directors, and the Company. The Company subsequently was dismissed from the action. This complaint contained allegations regarding the individual defendants’ alleged insider trading and alleged violations of securities and other laws and asserted that this alleged misconduct reduced the consideration offered to Concord shareholders in the proposed merger between Concord and a subsidiary of the Company. The complaint sought class certification, attorneys’ fees, experts’ fees, costs and other relief the Court deems just and proper. Moreover, the complaint also sought an order enjoining consummation of the merger, rescinding the merger if it is consummated and setting it aside or awarding rescissory damages to members of the putative class, and directing the defendants to account to the putative class members for unspecified damages. These complaints were consolidated in a second amended consolidated complaint filed September 19, 2003 into one action (In re Concord EFS, Inc. Shareholder Litigation) in the Shelby County Circuit for the State of Tennessee.

On October 15, 2003, the plaintiffs In re Concord EFS, Inc. Shareholder Litigation moved for leave to file a third amended consolidated complaint similar to the previous complaints but also alleging that the proxy statement disclosures relating to the antitrust regulatory approval process were inadequate. On October 17, 2003, the plaintiffs filed a motion for preliminary injunction to enjoin the shareholder vote on the proposed merger and/or the merger itself. The Court denied the plaintiffs’ motion on October 20, 2003 but ordered deposition discovery on an expedited basis. On October 27, 2003 the plaintiffs filed a renewed motion to enjoin the shareholder vote, which was denied by the Court the same day. A motion to dismiss was filed on June 22, 2004 alleging that the claims should be denied and are moot since the merger has occurred. The Company intends to vigorously defend the action.

On July 2, 2004, Pamela Brennan, Terry Crayton, and Darla Martinez filed a class action complaint on behalf of themselves and all others similarly situated in the United States District Court for the Northern District of California against the Company, its subsidiary Concord EFS, Inc., and various financial institutions. Plaintiffs claim that the defendants have violated antitrust laws by conspiring to artificially inflate foreign ATM fees that were ultimately charged to ATM cardholders. Plaintiffs seek a declaratory judgement, injunctive relief, compensatory damages, attorneys’ fees, costs and such other relief as the nature of the case may require or as may seem just and proper to the court. The company intends to vigorously defend this action.

First Data Government Solutions, LP (formerly govONE Solutions, LP) (“FDGS”), a subsidiary of eONE, provides electronic tax processing services as a subcontractor for a partner bank, which has contracted with the U.S. Department of the Treasury, Financial Management Service (“FMS”), to be a provider of the Electronic Federal Tax Payment System (“EFTPS”). FDGS has historically been one of the two providers of such services. In March 2004, FDGS and its partner bank were informed that FMS intended to contract with them to be the single provider of EFTPS services based on proposed new terms submitted by FDGS and its partner bank. In connection with the formation of the eONE partnership in November 2000, the Company agreed to contribute up to $100 million to eONE in the event that FDGS’s contract is renewed on terms which are materially worse than the current contract, and have a material adverse effect on the business of FDGS, subject to certain limitations. At this time the Company does not know if a contribution will be required, or if required, the amount of such contribution.

In the normal course of business, the Company is subject to claims and litigation, including indemnification obligations to purchasers of former subsidiaries. Management of the Company believes that such matters will not have a material adverse effect on the Company’s results of operations, liquidity or financial condition.

Note 9: Assets Held for Sale and Discontinued Operations

On February 26, 2004, FDC completed the acquisition of Concord. Prior to the merger, on December 15, 2003, the Company announced an agreement with the DOJ that allowed the Company to complete its merger with Concord. The Company agreed to divest it’s 64% ownership of NYCE, an electronic funds transfer network. The Company completed the sale of NYCE on July 30, 2004 to Metavante Corporation for the purchase price of $610.0 million, of which $389.0 million is the Company’s share. These proceeds net of related expenses approximate the Company’s carrying value of its investment in NYCE, and are subject to potential adjustments contemplated in the agreement which will be determined at the end of 2005. In May 2004, prior to the announcement of the potential sale, NYCE declared and paid a $40.0 million dividend to its shareholders of which the Company received $25.5 million in cash.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The Company’s financial statements reflect NYCE as a discontinued operation with the assets and liabilities of NYCE classified under the captions “Assets held for sale” and “Liabilities related to assets held for sale” on the Consolidated Balance Sheets. The results of operations are treated as income from discontinued operations, net of tax, and separately stated on the Consolidated Statements of Income, below income from continuing operations.

Included in the discontinued operations calculation is allocated interest in accordance with EITF No. 87-24 “Allocation of Interest to Discontinued Operations” of $0.4 million and $2.0 million for the three and six months ended June 30, 2004, respectively and $1.3 million and $2.8 million for the comparable periods in 2003. The majority of NYCE operations were historically included in the Merchant Services segment.

The following table presents the summarized results of NYCE’s operations:

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003
	(in millions)		(in millions)
Revenue	$38.6	$35.2	$74.7	$69.8
Expenses *	26.8	25.1	53.6	54.4

Income before income taxes	11.8	10.1	21.1	15.4
Income taxes	6.9	3.8	9.6	5.8
Minority interest, net of tax	(2.8)	(2.6)	(5.8)	(4.1)

Income from discontinued operations	$2.1	$3.7	$5.7	$5.5

*	Included in expenses is amortization of the intangibles based on the 2001 purchase price and allocated interest as noted above.

The following table presents the assets and liabilities held for sale as of June 30, 2004 and December 31, 2003 (in millions).

	June 30, 2004	December 31, 2003
Assets:
Cash and cash equivalents	$43.9	$67.8
Accounts receivable, net of allowance for doubtful accounts	13.9	13.0
Property and equipment, net of accumulated depreciation	14.2	11.6
Goodwill	309.9	309.9
Other intangibles, net of accumulated amortization	92.9	96.3
Other assets	12.6	4.7

Total assets held for sale	$487.4	$503.3

Liabilities:
Accounts payable and other liabilities	$118.4	$135.4
Borrowings	0.9	1.1

Total liabilities related to assets held for sale	$119.3	$136.5

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 10: Employee Benefit Plans

The following table provides the components of net periodic benefit expense for the plans in accordance with SFAS No.132(R), “Employers’ Disclosures about Pensions and Other Post-retirement Benefits, revised 2003.”

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in millions)		(in millions)
Service costs	$2.6	$1.8	$5.3	$3.7
Interest costs	14.3	13.7	28.8	27.4
Expected return on plan assets	(15.2)	(17.8)	(30.4)	(35.5)
Amortization	2.4	5.3	4.7	10.5

Net periodic benefit expense	$4.1	$3.0	$8.4	$6.1

The Company estimates the pension plan contribution for 2004 to be approximately $60.0 million, of which $42.6 million was contributed to the U.S. plans and $5.7 million was contributed to the foreign plan, for a total contribution of $48.3 million as of June 30, 2004.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Item 2.

Business Overview

First Data Corporation (“FDC” or “the Company”), with headquarters in Greenwood Village, Colorado, operates electronic commerce and payment services businesses that serve approximately 3.5 million merchant locations, 1,400 card issuers, and millions of consumers. FDC operates in three business segments: Payment Services, Merchant Services and Card Issuing Services. As discussed in more detail below, the Company completed its merger with Concord EFS, Inc. (“Concord”) on February 26, 2004 and aligned the operations of Concord into each of the Company’s three segments. During the first quarter 2004 the Company also sold its 67% interest in Global Cash Access (“GCA”). Additionally, during first quarter 2004, the Company realigned certain components of historical segment operations and reclassified prior period results to reflect these realignments. One of these realignments resulted in the Emerging Payments segment being moved into All Other and Corporate. A brief description of each segment’s operations, after the above noted actions, is provided below. For a detailed discussion regarding the Company’s segments, prior to the above noted realignments, the businesses within each segment, the business strategies of the Company and each segment, business trends affecting the Company and certain risks inherent in the Company’s business, see Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Alignment of Concord and other acquired operations

Concord’s operations were assigned to FDC’s existing segments based on the services provided and the customer bases served. Concord’s merchant acquiring business and its risk management services, which are provided through the majority-owned subsidiary Primary Payment Systems (“PPS”), are included in the Merchant Services segment. Concord’s prepaid stored-value card and transportation-related payment services businesses were assigned to the Payment Services segment. The STAR® services and related network businesses were allocated between the Merchant Services segment and the Card Issuing Services segment based upon whether the service was provided in an acquiring or issuing capacity. Services provided to acquirers and merchants are included in the Merchant Services segment, and services provided to issuers, which are primarily financial institutions, and their cardholders are included in the Card Issuing Services segment. The following illustrative example is provided to assist in understanding the alignment of STAR network revenues between the Card Issuing Services and Merchant Services segments but does not represent the entirety of the services provided by the Company in either segment:

A point-of-sale (“POS”) personal identification number (“PIN”)-debit transaction occurs when a debit cardholder pays for merchandise from a merchant with a debit card and the cardholder enters a PIN as an electronic signature. When the merchant swipes the PIN-debit card through the POS terminal, a merchant acquirer (this could be FDC or one of its alliances) “acquires” the transaction and routes the transaction to the card issuer through a debit network (STAR or similar network) for transaction authorization and settlement. The debit network (STAR) will charge the merchant acquirer a fee (typically called a network acquirer switch fee) and also will charge the issuer a separate fee (typically called an issuer switch fee). In this circumstance, the fee obtained from the merchant and expenses incurred to acquire the transaction are recorded in the Merchant Services segment. Similarly, the fee obtained from the issuer and expenses incurred to route the transaction to the issuer and provide cardholder services are recorded in the Card Issuing Services segment.

A majority of Cashcard Australia Limited (“Cashcard”) operations are aligned with the Merchant Services segment, with the remainder aligned in the Card Issuing Services segment.

Payment Services Segment

In the first quarter 2004 the Payment Services segment was realigned by moving data processing services provided to outside customers to the Card Issuing Services segment. These outsourcing services were realigned because they are more reflective of the outsourcing services provided by Card Issuing Services. Additionally, Concord’s transportation-related payment services operations and prepaid stored-value card operations are now included in the Payment Services segment.

A brief explanation of the segment’s service offerings is presented below.

•	Consumer-to-consumer money transfer—Provides money transfer services to people who periodically need to send or receive cash quickly in emergency situations or to send funds to family and friends in other locations.

•	Consumer-to-business bill payment services—Provides services that facilitate transferring payments from consumers to utility companies, collection agencies, finance companies, mortgage lenders and other billers.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

•	Official checks and money orders—Issues official checks that serve as an alternative to a bank’s own disbursement items such as cashier’s or bank checks, and sells money orders through an agent network of financial institutions and other entities.

•	Prepaid services—Develops, implements and manages prepaid stored-value card issuance and processing services for retailers (e.g., gift cards), and provides prepaid phone top-up services. Concord had similar prepaid stored-value operations that are now included within this service offering.

•	Transportation-related payment services—Provides payment processing, settlement and specialized reporting services for trucking companies and owns and operates automated teller machines (“ATM”) at truck stops. These services previously were part of Concord and are included with the Payment Services segment due to similarities in distribution channels. Currently Western Union has agents located in truck stops and other locations where transportation services customers obtain cash and pay for fuel and other travel expenses.

Merchant Services Segment

On March 9, 2004 the Company sold its 67% interest in GCA which comprised the Merchant Services segment’s “gaming services.” GCA’s historic operating results have been removed from the Merchant Services segment results. The GCA operating results from January 1, 2004 to March 9, 2004 are included in the Consolidated Statements of Income for the six months ended June 30, 2004, and are presented as a divested operation for purposes of segment reporting on a retroactive basis. The segment was realigned further by moving royalty income from Merchant Services into All Other and Corporate. The royalty income was realigned to conform with management responsibility and its association with voice center technology, which resides in All Other and Corporate. Additionally, Concord’s merchant acquiring business, and services provided as part of an acquiring activity in STAR’s debit network operations, are now included in the Merchant Services segment.

A brief explanation of the segment’s service offerings is presented below.

•	Merchant acquiring—Facilitates merchants’ ability to accept credit and debit cards by authorizing, capturing and settling merchants’ credit, debit, stored-value and loyalty card transactions. Also provides POS devices and other equipment necessary to capture merchant transactions. A majority of these services are offered through joint ventures or similar alliance arrangements with major financial institutions. This service offering now includes Concord’s merchant acquiring business, which provides similar payment processing and settlement as described above.

•	Check verification and guarantee services—Using the Company’s proprietary database system, verifies that a check writer does not have a history of writing bad checks, or guarantees that approved checks presented to merchants for payment will be collectible. These services now include Concord’s risk management services product suite, offered largely through PPS, which provides software, information and analysis to assist in deposit, payment, and identity fraud prevention and reduction.

•	Network acquiring and processing services—Provides ATM processing, STAR network access, and acquired debit card transaction processing services such as authorization and settlement for acquirers. Most of these services are provided through STAR and related network businesses acquired as part of the Concord merger. NYCE Corporation (“NYCE”) provided similar services. In conjunction with the Department of Justice (“DOJ”) approval of the Concord acquisition, the Company agreed to divest its 64% ownership interest in NYCE. The results for NYCE are recorded in the Consolidated Statements of Income as part of discontinued operations, and therefore are excluded from segment results. The sale of NYCE was completed on July 30, 2004. Discontinued operations consist solely of NYCE’s results of operations.

Card Issuing Services Segment

As noted above, in the first quarter of 2004 data processing services provided to outside customers that previously were reported as part of the Payment Services segment were moved to the Card Issuing Services segment. These outsourcing services were realigned because they are more similar to the outsourcing services provided by Card Issuing Services. Additionally, STAR’s network operations responsible for providing issuer-related services are now included in this segment.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

A brief explanation of the segment’s service offerings is presented below.

•	Card processing—Provides credit, debit and private-label card processing outsourcing services to financial institutions and other issuers of cards. Such services include account maintenance, transaction authorizing and posting, statement generation and printing, card embossing, fraud and risk management services and settlement.

•	Card processing software—Licenses and provides maintenance for the Company’s VisionPLUS card processing software to financial institutions, retailers and third-party processors primarily in international markets.

•	Debit network issuing and processing services— Provides STAR network access and ATM/debit card processing services such as transaction routing, authorization and settlement for issuers.

All Other and Corporate

As noted above, All Other and Corporate was realigned by moving the royalty income from Merchant Services into All Other and Corporate. The royalty income was realigned to conform with management responsibility and its association with voice center technology residing in All Other and Corporate. This category also includes Teleservices, a provider of voice-center services to telecommunications and financial services industries, and First Data Voice Services, a provider of Interactive Voice Response (“IVR”) services. All Other and Corporate now includes the eONE Global L.P. (“eONE”) operations previously reported as the Emerging Payments segment. This realignment was made as a result of the Company’s strategic plans. The Company holds a majority ownership interest of approximately 75% in eONE and its subsidiaries. eONE is focused on identifying, developing, commercializing and operating emerging payment systems and related technologies and related software and services in two areas: government payments, primarily facilitating electronic tax and other payments and tax calculations and reporting, and mobile payments, developing mobile payments software and processing services.

Business Developments

On February 26, 2004, FDC completed the acquisition of Concord. Prior to the merger on December 15, 2003, the Company announced an agreement with the DOJ that allowed the Company to complete its merger with Concord. The Company agreed to divest it’s 64% ownership of NYCE Corporation (“NYCE”), an electronic funds transfer network. The Company completed the sale of NYCE on July 30, 2004 to Metavante Corporation for the purchase price of $610.0 million, of which $389.0 million will be the Company’s share. These proceeds net of related expenses approximate the Company’s carrying value of its investment in NYCE and are subject to potential adjustments contemplated in the agreement which will be determined at the end of 2005. For presentation purposes, NYCE is considered a discontinued operation. Therefore, it is excluded from current and prior year operating results and presented in the discontinued operations line on the Consolidated Statements of Income.

On March 9, 2004 the Company sold its 67% ownership interest in GCA, which resulted in net proceeds of $435.6 million and a pretax gain of $263.8 million. GCA’s results of operations remain part of continuing results due to FDC receiving cash flows from GCA from continuing business relationships. For segment reporting purposes, GCA is presented as a divested operation, with Merchant Services segment revenue and operating profit excluding GCA. The 2003 Merchant Services segment results were restated to exclude GCA revenue and operating profit.

Since the closing of the Concord transaction on February 26, 2004, more than 200 STAR contracts were renewed, the most significant of which was Union Bank of California, for STAR network access, ATM processing and signature debit processing. The Company will experience several deconversions over the next 12 to 18 months. A 2004 revenue decline of approximately $30 million from Concord’s historical results is expected due to the deconversion of Wachovia Bank, which was fully deconverted in second quarter 2004, and Wells Fargo Bank which was fully deconverted in July 2004. As part of the renegotiations of the Concord purchase price in December 2003, the Company estimated the impact of the terminated contracts which totaled approximately $100 million of the Concord historic annualized revenue and to date has experienced less than this amount.

During the first six months of 2004, the Company expended nearly $1.5 billion to repurchase a total of 34.6 million FDC shares. In the second quarter of 2004, the Company’s board authorized an additional $2.0 billion under the stock repurchase plan. The Company had $1.7 billion remaining under this authorization as of June 30, 2004.

First Data Government Solutions, LP (formerly govONE Solutions, LP) (“FDGS”), a subsidiary of eONE, provides electronic tax processing services as a subcontractor for a partner bank, which has contracted with the U.S. Department of the Treasury Financial Management Service (“FMS”) to be a provider of the Electronic Federal Tax Payment System (“EFTPS”). Historically, FDGS has been one of the two providers of such services. In March 2004, FDGS and its partner bank were informed that FMS intended to contract with them to be the single provider of EFTPS services based on proposed new terms submitted by FDGS and its partner bank.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

In connection with the formation of the eONE partnership in November 2000, the Company agreed to contribute up to $100 million to eONE in the event that FDGS’s contract is renewed on terms which are materially worse than the current contract, and have a material adverse effect on the business of FDGS, subject to certain limitations. At this time the Company does not know if a contribution will be required, or if required, the amount of such contribution.

During the first quarter of 2004, Encorus Technologies, a subsidiary of eONE, entered into a multi-year contract to provide mobile commerce transaction processing services to Simpay, the consumer mobile payment network formed by Orange, Telefonica Moviles, T-Mobile and Vodafone. This contract covers Europe and the United States. Acceptance testing by Simpay is scheduled to be completed in the second half of 2004. Revenues from these services are subject to consumer market acceptance.

In the first quarter of 2004, Peoples Bank and Bank of America notified the Company of their intention to deconvert the Peoples and FleetBoston card processing portfolios, respectively. Approximately 2 million bankcard accounts related to Peoples are expected to be deconverted in the third quarter of 2004 and approximately 12 million bankcard accounts related to FleetBoston are expected to be deconverted in the second quarter of 2005. The Company currently is in discussions with Peoples and Bank of America regarding the contractual implications of their decisions. These developments are a result of the Bank of America and FleetBoston merger and the Royal Bank of Scotland’s acquisition of the Peoples bankcard portfolio, part of the financial institution consolidation trend previously identified by the Company.

As previously disclosed regarding the Card Issuing Services segment, Bank One Corp. notified the Company of its intention not to renew its contract for processing services. After closing its acquisition of Bank One, JPMorgan Chase also notified the Company of its intention to move its card processing business from the Company’s system. The Company expects these deconversions to occur within the next 18 months with approximately 43 million accounts moved before the end of 2004 for the Bank One deconversion, and another 37 million accounts related to JPMorgan Chase, moving in the second half of 2005. For the second quarter ended June 30, 2004 JPMorgan Chase and Bank One combined represent approximately 10.5% of card processing revenue and 8.0% of postage revenue of the Card Issuing Services total segment revenues, respectively, and 2.5% and 2.0% of FDC’s total consolidated revenues respectively.

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

Since the completion of the merger in February 2004, the Company has begun executing on numerous initiatives to integrate Concord into FDC and reorganize existing FDC businesses as a result of evaluation of all aspects of the newly combined organization. The initiatives include consolidation of data centers and facilities, products and services and administrative functions. As part of these initiatives, the Company is in the process of consolidating several data centers within both First Data and Concord to combine regional data centers. Major initiatives that have begun include the consolidation of the First Data PayPoint and Concord BUYPASS businesses to provide functionality at the point of sale, while reducing cost of delivery. Another major initiative includes the consolidation of Concord’s network settlement functions in Maitland, Florida into FDC’s platform in Wilmington, Delaware. Several smaller operations are similarly in the process of being merged into other existing operations, such as call centers and network settlement functions.

The costs of closing FDC’s operations and the related severance are charged to operations. In the first six months of 2004 this totaled $1.6 million and was comprised entirely of severance recorded in the restructuring line item of the Consolidated Statements of Income. Additionally, during the three and six months ended June 30, 2004 the Company charged against operations approximately $19 million and $28 million, respectively, related to integration and reorganization efforts recorded in the cost of services; selling, general and administrative; and impairment line items of the Consolidated Statements of Income. These expenses relate to the cost of personnel that have been assigned to work exclusively on the integration plus the allocation of a portion of the cost of certain Company personnel, including systems development personnel and outside services and contract labor, that have not been exclusively dedicated to the integration. Additionally, these expenses include certain system development and expenses associated with the

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

reorganization. Certain costs associated with the closing of former Concord facilities and severing former Concord employees are being recorded as liabilities assumed in purchase accounting while other costs associated with Concord employees, such as stay bonuses, and enhanced severance are expensed in operations. As of June 30, 2004, $61.8 million of restructuring charges were recorded as liabilities assumed in purchase accounting.

In April 2004, the Company acquired 100% of Cashcard, a provider of ATM services in the Australian marketplace, for approximately $260 million in cash and assumed debt. The transaction facilitated FDC’s entry into the Australian merchant ATM deployment market. The transaction creates opportunities for FDC and Cashcard clients, expanding the delivery of services such as credit and debit POS processing, deployment of merchant ATMs, check authorization and money transfer. A majority of Cashcard’s operations are aligned with the Merchant Services segment, with the remainder aligned in the Card Issuing Services segment. During 2003 Cashcard generated approximately $65 million in revenue on a calendar-year basis.

On July 26, 2004, the Company acquired Delta Singular Outsourcing Services S.A. (“DSOS”), the former payment processing and outsourcing division of Delta Singular S.A., located in Greece, for approximately $320 million in cash. DSOS provides payments processing and outsourcing services including card processing, ATM and point of sale driving and call center support. Through DSOS, the Company will provide payment processing and outsourcing services to existing DSOS clients, the largest being Alpha Bank. Alpha Bank, which is a major issuer of VISA cards and the exclusive issuer of American Express cards in Greece, is the second largest private commercial bank in Greece. DSOS entered into a 10-year contract to continue to provide payment processing services to Alpha Bank. The Company anticipates the acquisition will create additional payment services opportunities in the Greek, Middle Eastern and European markets. Approximately 75% of DSOS’s operations will be aligned with Card Issuing Services, with the remainder aligned in the Merchant Services segment. During the calendar year 2003, DSOS generated approximately $60 million in revenue.

In July 2004, the Company purchased a 30% equity interest in Angelo Costa, S.p.A., one of Western Union’s money transfer agents in Italy, with a network of nearly 3,000 locations throughout the country. In addition to money transfer services the agent provides other financial services to consumers including prepaid telecom services and prepaid debit cards. Italy is Western Union’s third largest geographic market for money transfer, and the partnership with Angelo Costa is expected to strengthen Western Union’s position in this high growth country.

Results of Operations

The following discussion for both results of operations and segment results refers to the three and six-month periods ended June 30, 2004 versus the same period in 2003. As discussed above in “Business Overview,” results of operations for prior periods have been reclassified to reflect the segment realignments and Concord results of operations from the February 26, 2004 acquisition date. Consolidated results should be read in conjunction with segment results, which provide more detailed discussions concerning certain components of the Consolidated Statements of Income. All significant intercompany accounts and transactions have been eliminated, including the operations between the former Concord businesses and FDC.

Consolidated Results

	Three Months Ended June 30,				Change
(in millions)	2004	% of Total Revenue	2003	% of Total Revenue	Amount	%
Revenues:
Transaction and processing service fees	$2,200.5	87%	$1,760.6	85%	$439.9	25%
Investment income, net	47.0	2%	38.2	2%	8.8	23%
Professional services	26.0	1%	24.7	1%	1.3	5%
Software licensing and maintenance	16.3	1%	12.2	1%	4.1	34%
Product sales and other	96.0	3%	95.1	4%	0.9	1%
Reimbursable postage and other	143.3	6%	148.2	7%	(4.9)	(3)%

	$2,529.1	100%	$2,079.0	100%	$450.1	22%

Expenses:
Cost of services	$1,284.4	50%	$1,035.1	50%	$249.3	24%
Cost of products sold	57.6	2%	55.0	2%	2.6	5%
Selling, general and administrative	419.3	17%	349.2	17%	70.1	20%
Reimbursable postage and other	143.3	6%	148.2	7%	(4.9)	(3)%
Other operating expenses, net	21.2	1%	—	—	21.2	100%

	$1,925.8	76%	$1,587.5	76%	$338.3	21%

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

	Six Months Ended June 30,			% of Total Revenue	Change
(in millions)	2004	% of Total Revenue	2003		Amount	%
Revenues:
Transaction and processing service fees	$4,144.5	87%	$3,436.3	85%	$708.2	21%
Investment income, net	96.9	2%	68.1	2%	28.8	42%
Professional services	48.6	1%	51.0	1%	(2.4)	(5)%
Software licensing and maintenance	32.0	1%	23.4	1%	8.6	37%
Product sales and other	172.2	3%	163.9	3%	8.3	5%
Reimbursable postage and other	293.3	6%	310.7	8%	(17.4)	(6)%

	$4,787.5	100%	$4,053.4	100%	$734.1	18%

Expenses:
Cost of services	$2,467.8	52%	$2,053.1	51%	$414.7	20%
Cost of products sold	104.5	2%	99.4	2%	5.1	5%
Selling, general and administrative	776.1	16%	680.8	17%	95.3	14%
Reimbursable postage and other	293.3	6%	310.7	8%	(17.4)	(6)%
Other operating expenses, net	84.1	2%	—	—	84.1	100%

	$3,725.8	78%	$3,144.0	78%	$581.8	19%

Operating revenues overview

The increase in total revenues was driven by all reported segments experiencing positive revenue growth in the three and six months ended June 30, 2004, due to increased transactions and card accounts on file, as well as the addition of Concord from the February 26, 2004 merger date. The inclusion of Concord since the date of the merger contributed approximately $349 million and $477 million to consolidated revenue for the three and six months ended June 30, 2004 respectively, with approximately $16 million and $22 million recognized in Payment Services, $256 million and $348 million in Merchant Services and $77 million and $107 million in Card Issuing Services. Since the integration of operations commenced in the first quarter of 2004 certain accounts historically processed by FDC are now being processed by Concord, with the same being true of historic Concord accounts being processed by FDC. As a result, the revenues and expenses attributable to Concord are approximate amounts. The following provides highlights of revenue growth while a more detailed discussion is included in the Segment Results section below:

•	The Payments Services and Merchant Services segments combined account for 81% and 83% for the three and six months ended June 30, 2004, respectively, of the increase in transaction and processing service fees. The Payment Services segment had an increase of approximately 31,000 worldwide Western Union agent locations as of June 30, 2004 when compared to June 30, 2003, thereby increasing the number of locations available for money transfers. These additional agent locations, incremental marketing investments and increased money transfers at mature locations contributed to increased transaction volume internationally and domestically. The Merchant Services segment experienced transaction growth as a result of the acquisition of Concord, international operations, improved economy and the continued penetration into debit markets, as consumers replace cash and check transactions with debit and credit transactions. The Company anticipates these positive revenue and transaction growth trends will continue in future periods.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

•	Substantially all investment income relates to the Payment Services segment’s official check business. The increase in investment income is attributable to lower short-term interest rates which resulted in lower commissions paid to selling agents and incremental gains recognized on the liquidation of certain portfolio investments. These increases were partially offset by lower yields on certain investments and realized losses on derivative instruments used to hedge commissions paid to selling agents. Investment income is expected to decline in the second half of 2004 and thereafter compared to previous periods. This expected decrease is due to an anticipated decline in the amount of gains to be recognized on the liquidation of portfolio investments from the amount recognized in the first half of 2004, and to a lesser extent an increase in commissions paid to selling agents, which will increase as the result of an expected rise in short-term interest rates.

•	The increase in product sales and other revenue for the three and six months ended June 30, 2004 is attributable to increased terminal sales and rentals from the domestic Merchant Services and Concord operations, which contributed $10.7 million and $14.3 million, respectively. Additionally, affecting the six month 2004 growth rate is the March 2003 acquisition of Telecash. Affecting the growth rate for the three and six months ended June 30, 2004, is a gain on the sale of a merchant portfolio of approximately $20 million in the Merchant Services segment and contract termination fees of $4.7 million in the Card Issuing Services segment recognized in the second quarter of 2003.

•	Reimbursable postage and other revenue and the offsetting expense represent postage, telecommunications and similar costs passed to customers. Revenue and the corresponding expense declines are due to deconverted clients, reduced one-time mailings and volume declines in the subprime market during the three and six months ended June 30, 2004 in the Card Issuing Services segment. These declines are expected to continue during 2004 due to the deconversion of Bank One and Peoples Bank in the second half of 2004.

Operating expenses overview

•	Total operating expenses and cost of services remained relatively constant as a percentage of revenue. The increase in the dollar amount of cost of services resulted from growth in the Company’s core businesses and acquisitions. Former Concord businesses contributed approximately 20% and 15% of the increase to cost of services for the three and six months ended June 30, 2004, respectively. Other expense increases related to cost of services, include Western Union agent commissions, which increased in proportion to increased revenue; debit network fees; and depreciation and amortization on the Concord intangibles and fixed assets.

•	The increase in cost of products sold is attributable to the first quarter 2003 and 2004 acquisitions of TeleCash and Concord, respectively, in the Merchant Services segment as well as other costs that increase in proportion to the relevant revenue.

•	Selling, general and administrative expenses remained relatively consistent as a percentage of revenue due to the Company’s ability to leverage its overhead costs and shared services functions (e.g. accounting, payroll, legal etc.) as acquisitions continued to be integrated, as well as focused expense management. Overall selling, general and administrative expenses increased due to the acquisition of Concord, increased marketing and advertising in Western Union markets, and other items associated with the growth of the Company.

Other operating expenses, net

Other operating expenses related to restructuring charges, impairment charges and litigation and regulatory settlements for the three and six months ended June 30, 2004 were $21.2 million and $59.1 million, respectively. A $25.0 million charge related to TeleCheck

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Services, Inc. (“TeleCheck”), as referenced in “Other” below, was included for the six months ended June 30, 2004. No “other operating expenses” were recognized for the three and six months ended June 30, 2003. See detailed information provided below.

2004 Activities

	Pretax Benefit/(Charge)
(in millions) Three months ended June 30, 2004	Payment Services	Merchant Services	Card Issuing Services	All Other and Corporate	Totals
Restructuring charges	$(1.1)	$—	$(1.5)	$(3.3)	$(5.9)
Restructuring accrual reversals	0.3	0.1	0.9	—	1.3
Impairments	—	(1.0)	—	(0.2)	(1.2)
Litigation and regulatory settlements	—	(15.4)	—	—	(15.4)

Total pretax charges, net of reversals	$(0.8)	$(16.3)	$(0.6)	$(3.5)	$(21.2)

	Pretax Benefit/(Charge)
(in millions) Six months ended June 30, 2004	Payment Services	Merchant Services	Card Issuing Services	All Other and Corporate	Totals
Restructuring charges	$(2.9)	$(4.1)	$(7.4)	$(23.8)	$(38.2)
Restructuring accrual reversals	0.4	0.1	0.9	—	1.4
Impairments	(0.4)	(1.0)	—	(5.5)	(6.9)
Litigation and regulatory settlements	—	(15.4)	—	—	(15.4)
Other	—	(25.0)	—	—	(25.0)

Total pretax charges, net of reversals	$(2.9)	$(45.4)	$(6.5)	$(29.3)	$(84.1)

Restructuring charges

The restructuring charges were comprised of severance totaling $4.6 million and $1.3 million related to facility closures for the three months ended June 30, 2004 and $31.6 million and $6.6 million for the six months ended June 30, 2004. Severance charges resulted from the termination of approximately 120 and 484 employees across the organization for the three and six months ended June 30, 2004, respectively, representing all levels of employees and approximately 1% and less than 2%, respectively, of the Company’s workforce. The following describes the nature and timing of the restructuring plans by segment:

•	Payment Services’ severance costs in the first quarter of 2004 resulted from the consolidation of various international functions into Dublin, Ireland. The restructuring plan was completed in the first quarter of 2004. Charges were also incurred in the second quarter of 2004 related to the lease termination of a facility that is being restructured and combined with another FDC facility. This restructuring plan was completed in the second quarter of 2004. No additional restructuring charges are expected to be incurred relating to these plans.

•	Merchant Services’ severance charges resulted from the planned closure of certain FDC locations, including a Cardservice International, Inc. (“CSI”) call center, a TeleCheck data center and a PayPoint Electronic Payment Systems (“PayPoint”) debit processing center, as a result of the Company’s reorganization done in conjunction with the Concord integration. For all of the plans, the restructuring charges were incurred in the first quarter of 2004; however for the CSI and PayPoint plans, the actions were not complete until the second quarter of 2004. Severance charges also were incurred in the first quarter of 2004, related to the continued integration of international support functions between the Merchant Services and Card Issuing Services segments that began in 2003. This restructuring plan was completed in the first quarter of 2004. Additionally, in connection with the dissolution of a joint venture, the Company paid for the severance of joint venture employees. No additional restructuring charges are expected to be incurred relating to these plans.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

•	Card Issuing Services’ severance charges resulted from the integration of international support functions with Merchant Services as noted above in the first quarter of 2004 and the ongoing initiative to streamline operations and implement operational efficiencies at the customer operations center in Omaha, Nebraska in the second quarter of 2004. Charges also were incurred in the first quarter of 2004 related to the lease buyout of a facility in the United Kingdom after it was determined that the facility could not fulfill the Company’s needs. These international restructuring plans were completed in the first quarter of 2004, and the customer operations center was completed in the second quarter. No additional restructuring charges are expected to be incurred relating to these plans.

•	All Other and Corporate charges related to severance resulting from the consolidation of certain administrative operations with Concord in the first quarter of 2004 and the restructuring of the purchasing and human resources departments in the second quarter of 2004. Certain of these plans were completed in the first and second quarters of 2004, with the remaining to be completed in the third quarter. No additional charges are expected to be incurred related to these plans. Additionally, there were a number of restructuring actions within eONE that occurred in the first and second quarters of 2004. In the first quarter of 2004, the eONE severance charges were a result of eONE’s decision to slow the rate of investment in certain product offerings due to market immaturity, controlling costs, and reductions of the overall management structure at eONE. Part of these severance charges included the elimination of several senior management positions. A charge related to certain of these senior managers also was incurred due to their right upon termination under certain circumstances to sell shares purchased at the time of eONE’s formation to eONE at the original purchase price. In the second quarter of 2004, the severance charges incurred were a result of the pending sale of an eONE business and cost reductions. Some of the restructuring plans were completed in the second quarter of 2004 with the remaining scheduled to be completed in the third quarter of 2004. Charges also were incurred in the second quarter of 2004 related to a Corporate facility lease in Georgia as it was determined that the current facility could no longer fulfill the Company’s needs. The restructuring plan was completed in the second quarter of 2004. No additional charges are expected to be incurred related to these restructuring plans.

In the first quarter of 2004, the reversals related to changes in estimates regarding severance costs from the third quarter 2003 restructuring activities in the Payment Services segment. In the second quarter of 2004, the reversals related to changes in estimates regarding lease terminations and severance costs related to the third quarter of 2000 and third quarter of 2003 Card Issuing Services restructuring plans and the second quarter 2001 Payment Services segment restructuring plan.

The following table summarizes the Company’s utilization of restructuring accruals for the six months ended June 30, 2004 (in millions):

	Employee Severance	Facility Closure
Remaining accrual at January 1, 2004	$17.9	$1.9
Expense provision	31.6	6.6
Cash payments and other	(34.5)	(5.6)
Changes in estimates	(0.7)	(0.7)

Remaining accrual at June 30, 2004	$14.3	$2.2

Impairments

The All Other and Corporate charges include the write-down of fixed assets and goodwill associated with facility closures which were part of the restructuring actions noted above of $0.2 million and $2.2 million for the three and six months ended June 30, 2004, respectively. Additionally, there was an impairment of Encorus software due to diminished demand for a product offering in the first quarter of 2004 in the All Other and Corporate segment of $3.3 million. The Payment Services charge of $0.4 million was due to the write-down of leasehold improvements associated with certain domestic restructuring activities in the first quarter of 2004. Finally, in the second quarter of 2004 a Merchant Services charge was recognized due to an impairment of software that is no longer being fully utilized due to system decisions influenced by the integration of Concord.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Litigation and regulatory settlements

A litigation charge of $15.4 million was recorded for the three months ended June 30, 2004 related to a lawsuit associated with a consolidated merchant alliance in the Merchant Services segment. A $7.3 million minority interest benefit related to this charge is recognized on the minority interest line in the Consolidated Statements of Income.

Other

During the first quarter of 2004, the Company recognized a $25.0 million pretax charge related to adjustments for TeleCheck accounting entries that originated primarily during 2002 and 2003. The Company is undertaking a comprehensive review of this business, and assessing the overall strategic fit of the collections business in TeleCheck.

Interest income

When compared to the same period 2003, interest income increased $4.4 million and $8.5 million for the three and six months ended June 30, 2004, to $5.8 million and $11.2 million, respectively. The increases are due to earnings on the cash and investments acquired in the Concord merger.

Interest expense

Interest expense increased $6.9 million and $13.1 million for the three and six months ended June 30, 2004, to $31.0 million and $62.1 million, respectively, over the same periods in 2003 as a result of higher average debt levels and interest rates for the periods ending June 30, 2004 compared to the same periods in 2003, and the recognition of the unamortized discount associated with the 2% Senior Convertible Contingent Debt Securities called in the first quarter 2004.

Investment gains and losses, net

The Company incurred net investment losses as a result of the write down of investments related to e-commerce businesses, the dissolution of a joint venture and the sale of investments in the three and six months ended June 30, 2004 of $0.4 million and $2.2 million, respectively, compared to $0.1 million and $0.2 million in the three and six months ended June 30, 2003, respectively.

Divestitures, net

The Company sold its 67% interest in GCA in March 2004. GCA is a supplier of cash access and customer relationship marketing technologies to the gaming industry. The sale resulted in net proceeds of $435.6 million and a pretax gain of $263.8 million.

During the three months ended March 31, 2004, the Company reversed divestiture accruals of $1.3 million due to the expiration of certain exposures.

Income taxes

FDC’s effective tax rates on pretax income from continuing operations were 21.5% and 26.8% for the three and six months ended June 30, 2004 and 26.8% and 27.0% for the same periods in 2003, respectively. The calculation of the effective tax rate includes equity earnings in affiliates and minority interest in pretax income. The majority of minority interest and equity earnings relate to entities that are considered pass-through entities for income tax purposes. The decrease in the effective tax rate for the quarter ended June 30, 2004 when compared to the same period for 2003 resulted from the favorable resolution of federal research and development credits and state income tax issues totaling $29 million. These tax benefits were recognized in the second quarter 2004. Lower taxes on foreign sourced income also contributed to the lower tax rate. These benefits were partially offset by FDC’s tax-exempt investment income representing a lesser portion of the Company’s pretax income, which was increased significantly by the inclusion of Concord. Partially offsetting the benefits for the three and six months ended June 30, 2004, was the gain on the sale of GCA, which was taxed at a higher rate than the effective tax rate. The Company anticipates its income tax rate from continuing operations to be approximately 27% for the third and fourth quarters of 2004.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Minority interest

The $1.1 million decrease in minority interest expense for the second quarter 2004 is attributable to the offsetting of increased income of consolidated merchant alliances by a minority interest benefit of $7.3 million related to an anticipated settlement of a lawsuit recognized in the Merchant Services segment and the absence of the minority interest expense associated with GCA, which as noted above was sold in the first quarter 2004. Year-to-date minority interest expense increased $3.8 million, attributable to increased income related to consolidated merchant alliances, partially offset by minority benefits recognized due to the restructuring and impairment charges related to eONE businesses in the first quarter of 2004, the absence of minority interest expense associated with income from the operations of GCA and the above noted litigation in the second quarter 2004.

Equity earnings in affiliates

The increase of $2.7 million and $4.5 million for the three and six months ended June 30, 2004, to $41.5 million and $72.3 million, respectively, in equity earnings in affiliates is attributable to increased revenue and profit as a result of increased transaction volumes of certain merchant alliances.

Diluted earnings per share

Diluted earnings per share (“EPS”) from continuing operations increased 15% and 35%, or $0.07 and $0.29, to $0.53 and $1.13 for the three and six months ended June 30, 2004, respectively, compared to the same periods in 2003. The increase is attributable to increases in net income resulting from items discussed above, most significantly the gain on sale of GCA. The buyback of 15.5 million and 34.6 million shares in the three and six months ended June 30, 2004, respectively, and the additional income from Concord had an offsetting effect on the dilutive impact of the shares issued in connection with the merger.

Segment Results

For a detailed discussion of the Company’s principles regarding its operating segments, refer to “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

As discussed above, NYCE’s operations are being accounted for as discontinued operations. All periods were restated for the Merchant Services and Card Issuing Services segments to reflect NYCE’s operations as discontinued.

Additionally, as discussed above in “Business Overview,” data processing services previously reported as part of the Payment Services segment were realigned to the Card Issuing Services segment. Royalty income, previously reported in the Merchant Services segment, was realigned to All Other and Corporate. Additionally, the operations of the previously reported Emerging Payments segment were combined with All Other and Corporate. For segment reporting purposes, GCA is presented as a divested operation and excluded from the Merchant Services segment revenue and operating profit. Prior year segment results of operations were reclassified to reflect these realignments and the impact of GCA.

Payment Services Segment Results

	Three Months Ended June 30,				Change
(in millions)	2004	% of Segment Revenue	2003	% of Segment Revenue	Amount	%
Revenues:
Transaction and processing service fees	$908.2	90%	$787.8	89%	$120.4	15%
Investment income, net (a)	97.2	10%	92.7	10%	4.5	5%
Other revenues	5.0	—	2.6	1%	2.4	92%

Total revenue	$1,010.4	100%	$883.1	100%	$127.3	14%

Operating profit (a)	$340.9		$304.3		$36.6	12%
Operating margin	34%		34%		—
Key indicators:
Consumer-to-consumer money transfer transactions (b)	23.92		19.99		3.93	20%
Branded consumer-to-business transactions (c)	35.93		33.07		2.86	9%

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

	Six Months Ended June 30,				Change
(in millions)	2004	% of Segment Revenue	2003	% of Segment Revenue	Amount	%
Revenues:
Transaction and processing service fees	$1,764.4	90%	$1,542.1	90%	$222.3	14%
Investment income, net (a)	194.8	10%	175.9	10%	18.9	11%
Other revenues	9.4	—	4.8	—	4.6	96%

Total revenue	$1,968.6	100%	$1,722.8	100%	$245.8	14%

Operating profit (a)	$669.5		$585.3		$84.2	14%
Operating margin	34%		34%		—
Key indicators:
Consumer-to-consumer money transfer transactions (b)	45.48		38.02		7.46	20%
Branded consumer-to-business transactions (c)	72.44		66.45		5.99	9%

(a)	For segment reporting purposes, Payment Services presents investment income and operating profit on a pretax equivalent basis (i.e., as if investment earnings on settlement assets, which are substantially all nontaxable, were fully taxable at FDC’s marginal tax rate). The revenue and operating profit impact of this presentation is eliminated in consolidation.
(b)	Consumer-to-consumer money transfer transactions include North America and international consumer money transfer services.
(c)	Branded consumer-to-business transactions include Quick Collect, EasyPay, PhonePay, Paymap’s Just-in-Time and Equity Accelerator services, and E Commerce Group’s SpeedPay transactions directly processed by E Commerce Group.

Transaction and processing service fee revenue

Western Union money transfer transactions, classified as either consumer-to-consumer or consumer-to-business, generated approximately 91% and 93% of the Payment Services segment’s transaction and processing service fee revenues for the quarters ended June 30, 2004 and 2003, respectively. Western Union money transfer revenues increased 14%, 11% adjusted for the euro (assuming a constant exchange ratio between the euro and the U.S. dollar), for the quarter ended June 30, 2004. Transportation-related payment services revenue contributed approximately $16 million and $22 million for the three and six months ended June 30, 2004, respectively, to transaction and processing service fee revenue.

Consumer-to-consumer

Transaction and processing service fee revenue from consumer-to-consumer transactions increased 17% and 18% for the three and six months ended June 30, 2004, respectively, and 14% for both periods, respectively, adjusted for the euro. This compares to 18% and 19% growth (13% and 14%, adjusted for the euro) for the three and six months ended June 30, 2003, respectively. Consumer-to-consumer money transfer transactions grew to 23.9 million and 45.5 million for the three and six months ended June 30, 2004, respectively, or 20% for both periods, compared to the same periods in 2003, which grew at 20% and 21%, respectively. The second

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

quarter and year-to-date 2004 transaction growth rate for the three and six months ended June 30, 2004 improved over the fourth quarter 2003 rate. The second quarter 2004 revenue growth rate adjusted for the euro was approximately three percentage points higher than the fourth quarter 2003 rate and consistent with the first quarter 2004, and the transaction growth rate was approximately two percentage points higher when compared to fourth quarter 2003. The trend related to consumer-to-consumer revenue per transaction, excluding the impact of the strong euro, was relatively consistent for the second quarter of 2004 compared to the second quarter of 2003 in spite of strong competition, particularly for transfers from the United States to Latin America.

The main driver of consumer-to-consumer Western Union money transfer revenue growth is international money transfer transactions and the resulting revenues, which include U.S. outbound transactions destined for foreign countries other than Mexico and Canada. U.S. outbound transaction growth was approximately 20% for second quarter 2004 when compared to the same period for 2003. The table below presents the components of money transfer revenues as a percentage of total money transfer revenue and highlights the increasing importance of international money transfer revenue to the segment results.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Consumer-to-consumer:
International	59%	55%	58%	54%
Domestic (including Canada)	18%	19%	18%	19%
Mexico	7%	7%	6%	7%
Consumer-to-business (including branded consumer-to-business)	16%	19%	18%	20%

	100%	100%	100%	100%

Western Union international money transfer revenue increased 21% and 23% for the three and six months ended June 30, 2004, respectively, which benefited by approximately $18 million and $46 million, respectively, from the euro. In the second quarter and six months ended June 30, 2003, international revenue grew 26% for both periods, which benefited by approximately $27 million and $47 million, respectively, from the euro. The associated international money transfer transactions grew approximately 3.0 million or 24% and 5.8 million or 25% in the three and six months ended June 30, 2004, respectively, compared to 2.6 million or 27% and 5.1 million or 27% for the same periods in 2003, respectively. In addition to location growth discussed below, international transactions were enhanced by U.S. outbound growth due to marketing. As the Company continues to implement and enhance compliance initiatives worldwide, transactions in certain markets could be temporarily impacted as those compliance initiatives are implemented.

The Mexico money transfer transaction growth rates for the three and six months ended June 30, 2004 were relatively consistent at 16% and 15%, respectively, with the growth rate in the fourth quarter 2003 at 15%, but down from the 25% growth rate in second quarter 2003 and the 28% growth rate for the six months ended June 30, 2003. The Mexico money transfer revenue growth rates for the three and six months ended June 30, 2004 were relatively consistent at 6% for both periods, down from the growth rate in the fourth quarter 2003 at 12% and approximately 19% and 18% for the three and six months ended June 30, 2003, respectively.

The three and six months ended June 30, 2004 domestic money transfer transaction and revenue growth rates were higher than the same periods of 2003. The second quarter 2004 transaction and revenue growth rates were 8% and 9%, respectively, compared to the second quarter 2003 transaction and revenue growth rates of 4% and (1%), respectively. The first six months of 2004 transaction and revenue growth rates were both 7% compared to the first six months of 2003 transaction and revenue growth rates of 5% and 2%, respectively. The increased transaction growth rates were due to marketing efforts. Western Union U.S. network consumer-to-consumer same store transaction sales growth, which includes domestic, Mexico and U.S. outbound transactions remained strong, increasing 16% in the second quarter of 2004, compared to second quarter 2003. This compares to a 14% growth rate for the same periods in 2003 over 2002.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Contributing to the increase in consumer-to-consumer money transfer transactions is the growth in the number of agent locations, the maturing of existing agent locations, and enhanced, targeted marketing at selected agent locations. Globally, agent locations grew to more than 195,000 during the second quarter of 2004, representing an increase of 19% over the same period in 2003. Agent locations grew 18% in the first quarter 2004, and 21% and 26% in the fourth and second quarters 2003, respectively. Most new agent locations contribute only marginally to revenue growth in the first year of their operations, because it typically takes a number of years for an international agent location to mature. Approximately 60% of the Company’s agent locations in North America have been providing service for more than five years. Outside North America, more than 100,000 agent locations have been in service five years or less, and approximately 45% of these locations having been in service for less than three years. Most transaction and revenue growth is derived from more mature locations. The Company believes that new agent locations will help drive growth. However, the number of send and pay transactions at each location can vary significantly due to such factors as customer demographics around the location, immigration patterns, the location’s class of trade, length of time the location has been offering Western Union services, regulations and competition.

Consumer-to-business

Branded consumer-to-business revenue represented approximately 97% of total consumer-to-business revenue for the quarter and six months ended June 30, 2004. Revenue declined approximately 2% for both the three and six months ended June 30, 2004 in comparison to the same periods in 2003. Revenue growth rates for the three and six months ended June 30, 2003 over the same periods in 2002 were 12% and 19% (1% for both periods adjusted for acquisitions), respectively. A decrease in Quick Collect revenues and transactions were the main cause of the decrease for both periods in 2004 which was partially offset by increases in E Commerce Group revenues and transactions. Branded consumer-to-business transactions grew 9% in second quarter 2004, relatively consistent with transaction growth from first quarter 2004 and fourth quarter 2003. The transaction growth was 15% and 14% for the three and six months ended June 30, 2003, respectively. Consumer-to-business transaction growth trends are stabilizing as the shift continues from the traditional cash payment services such as Quick Collect to electronic bill payment services offered by E Commerce Group and Paymap. Excluding Quick Collect, consumer-to-business transactions increased 13% and 14% for the three and six months ended June 30, 2004, respectively. Quick Collect continues to be negatively impacted by the more convenient electronic payment options, while Western Union’s electronic bill payment services are experiencing strong transaction growth. E Commerce Group transactions in second quarter and six months ended June 30, 2004 increased more than 30% for both periods presented over similar periods in the prior periods.

Investment income

The increase in investment income is attributable to lower short-term interest rates which resulted in lower commissions paid to selling agents and realized gains on the liquidation of certain portfolio investments of $47.6 million and $95.5 million for the three and six months ended June 30, 2004, respectively, compared to $35.9 million and $64.0 million for the same respective periods in 2003. These increases in investment income were partially offset by lower yields on certain investments, and realized losses on derivative instruments, used to hedge commissions paid to selling agents. Investment income is expected to decline in the second half of 2004 and thereafter compared to previous periods. This expected decrease is due to an anticipated decline in the amount of gains to be recognized on the liquidation of portfolio investments from the amount recognized in the first half of 2004, and to a lesser extent, an increase in commissions paid to selling agents, which will increase as the result of an expected rise in short-term interest rates. Beginning in the fourth quarter 2004 the Company expects to greatly reduce the liquidation of portfolio investments prior to their maturity.

The investment portfolio balance is driven largely from sales of official checks by selling agents. The average investment portfolio balance decreased 3% for both the three and six months ended June 30, 2004 versus the same periods in 2003. These decreases were primarily due to decreases in mortgage origination activity.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Operating profit

Payment Services operating profit (on a pretax equivalent basis) increased due to the transaction and processing service fees and investment income growth described above. These improvements were offset partially by increased agent commissions commensurate with revenue growth, and increased investment in advertising and marketing expenses.

Merchant Services Segment Results

	Three Months Ended June 30,				Change
(in millions)	2004	% of Segment Revenue	2003	% of Segment Revenue	Amount	%
Revenues: (a)
Transaction and processing service fees	$735.9	74%	$433.7	64%	$302.2	70%
Check verification and guarantee services	102.8	10%	101.6	15%	1.2	1%
Product sales and other	87.2	9%	88.9	13%	(1.7)	(2)%
Equity earnings in affiliates	49.9	5%	45.4	6%	4.5	10%
Other revenue	20.8	2%	10.9	2%	9.9	91%

	$996.6	100%	$680.5	100%	$316.1	46%

Operating profit (a)	$238.5		$194.1		$44.4	23%
Operating margin (a)	24%		29%		(5)pts
Key indicators: (a)
North America merchant transactions (b)	5,164.0		3,022.3		2,141.7	71%

	Six Months Ended June 30,				Change
(in millions)	2004	% of Segment Revenue	2003	% of Segment Revenue	Amount	%
Revenues: (a)
Transaction and processing service fees	$1,254.5	72%	$824.0	65%	$430.5	52%
Check verification and guarantee services	200.6	12%	194.0	15%	6.6	3%
Product sales and other	162.5	9%	139.2	11%	23.3	17%
Equity earnings in affiliates	88.5	5%	82.3	7%	6.2	8%
Other revenue	34.6	2%	21.8	2%	12.8	59%

	$1,740.7	100%	$1,261.3	100%	$479.4	38%

Operating profit (a)	$392.3		$317.0		$75.3	24%
Operating margin (a)	23%		25%		(2)pts
Key indicators: (a)
North America merchant transactions (b)	8,989.8		5,669.0		3,320.8	59%

(a)	Amounts have been restated to exclude the discontinued operations of NYCE and the divested operations of GCA.
(b)	North America merchant transactions include acquired VISA and MasterCard credit and signature debit, PIN-debit, electronic benefits transactions (“EBT”), and processed-only or gateway customer transactions at the POS. North America merchant transactions also include acquired ATM transactions, gateway transactions at ATMs, and STAR PIN-debit POS transactions received from other acquirers. 2004 amounts include 1,756.9 million transactions processed by Concord in the three months ended June 30, 2004, and 2,404.9 million since the acquisition date of February 26, 2004. Prior year historical FDC amounts have been adjusted to conform to the current year presentation to include EBT.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Transaction and processing service fee revenue

Transaction and processing service fee growth was driven by the impact of acquisitions, with the former Concord businesses contributing approximately $226 million and $307 million for the three and six months ended June 30, 2004, respectively, to the segment’s transaction and processing revenue. Since the integration of operations commenced in the first quarter of 2004 certain accounts historically processed by FDC are now being processed by Concord, with the same being true of historic Concord accounts being processed by FDC. As a result, the revenues and expenses attributable to Concord are approximate amounts. Additionally, the number of transactions processed increased as a result of the Concord merger, increased usage, new merchant signings, strong growth in the debit market (both signature and PIN-based), and the debit card enabling of existing merchants. The focus on expanding debit processing, new vertical markets and related products has led to both new merchant signings and increased volumes with some of the segment’s largest merchants. Also contributing to the revenue growth is increased debit network fees.

In the three and six months ended June 30, 2004 transaction and processing service fee revenue, including equity earnings, from card-based businesses grew 65% and 49% compared to the same periods of 2003, of which 48% and 35%, respectively, were due to the Concord acquisition, and another 2% and 1%, respectively, was due to other acquisitions and dispositions before their respective anniversary dates. Revenue growth on the same basis for the three and six months ended June 30, 2003 was 16% and 17%, of which 8% was due to the PayPoint acquisition, for both periods presented, and another 2%, was due to other acquisitions and dispositions before their respective anniversary dates, for both periods presented. The revenue growth from acquisitions is enhanced due to the integration of such acquisitions into FDC’s infrastructure from the date of acquisition. Adjusting the 71% and 59% transaction growth rates for the three and six months ended June 30, 2004, respectively, noted in the table above for acquisitions and dispositions results in approximate growth rates of 15% and 16%, respectively. In 2003, the growth rates for the quarter and six months were 14% and 15%, respectively, excluding acquisitions and dispositions before their respective anniversary dates for both periods presented.

The Company continues to see a shift to the use of PIN-based debit cards from credit, signature debit, checks and cash. In the three and six months ended June 30, 2004 PIN-based debit transactions at the point of sale grew 123% and 109%, respectively, including Concord, and 22% and 24%, respectively, excluding Concord and other acquisitions before their respective anniversary dates in comparison to the same periods in 2003. Network fees related to PIN-based debit transactions are recognized in transaction and service fee revenue and cost of services. The network fees are invoiced by the networks and paid directly by the Company and totaled $139.7 million and $39.6 million for the three months ended June 30, 2004 and 2003, respectively, and $216.5 million and $74.3 million for the comparable six-month periods. The increases were due to the acquisition of Concord and growth in debit transactions in FDC’s historic businesses. These trends will continue with the inclusion of PIN-based debit transactions processed by the STAR debit network and the continued implementation of online debit capabilities at the Company’s large national merchant clients. PIN-based debit transactions have been the fastest growing type of transaction, which along with the price compression and mix of merchants, accounts for the disparity between revenue and transaction growth.

Check verification and guarantee services revenue

The check verification and guarantee services revenue increases of 1% and 3% for the three and six months ended June 30, 2004, respectively, were attributable to the former Concord business, PPS, contributing approximately $12 million and $15 million, respectively, of revenue, coupled with growth in the Electronic Check Acceptance® service (“ECA®”), offset by declines in the paper check verification and guarantee volumes from the loss of a major retailer in 2003. The comparable growth rate for the three and six months ended June 30, 2003 were 6% and 7%, respectively. Also benefiting the 2004 six month growth rates was the reduction in the first quarter 2003 revenues of $5.2 million due to the initial adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The adoption of FIN 45 negatively impacted the 2003 six-month growth rate. The continued decline in paper check guarantee and verification is a direct result of the increased trend by consumers to utilize debit cards at the POS as discussed above.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Product sales and other revenue

The increase for the six months ended June 30, 2004 in product sales and other revenues was attributable to sales of merchant POS terminals, the majority of these sales generated by TeleCash, which was acquired in March 2003, and Concord, which was acquired in February 2004. The Concord acquisition contributed $10.7 million and $14.3 million for the three and six months ended, respectively, and raised the growth rate by 12% and 10% for the same periods, respectively. The growth resulting from these items substantially was offset by the $20.0 million gain on the sale of a merchant portfolio in the second quarter of 2003 for which there was not a similar gain in 2004.

Equity earnings in affiliates

The increase in equity earnings in affiliates for the three and six month periods is attributable to increased revenue and profit as a result of increased transaction volumes of certain merchant alliances for similar reasons discussed above for transaction and processing revenues.

Operating profit

Merchant Services segment operating profit increased 23% and 24% for the three and six months ended June 30, 2004 due to the transaction and processing service fee and product sales and other revenue growth described above. The increase in operating profit is reflective of former Concord businesses contributing greater than 25% to segment operating profit growth for both periods presented, which includes amortization and depreciation related to Concord of approximately $41.9 million and $58.3 million for the three and six months ended June 30, 2004, respectively. These improvements partially were offset by increased operating expense related to the acquisition of TeleCash in March 2003, warranty and bad debt expense related to TeleCheck and the 2003 gain on the sale of a merchant portfolio. Certain directed resources and other expense related to the integration of Concord were approximately $16 million and $22 million for the three and six months ended June 30, 2004.

In the first quarter 2004, the Company recorded a $25.0 million pretax charge related to TeleCheck accounting entries originating primarily in 2002 and 2003. Additionally, in the second quarter 2004, the Company recorded a $15.4 million pretax charge, offset by a $7.3 million minority interest benefit, related to a proposed settlement of a Merchant Services lawsuit. These charges are excluded from the Merchant Services segment operating profit and the related growth rates discussed above in the Consolidated Results discussion. These amounts were reported as “Other” and “Litigation and regulatory settlements” operating expenses, respectively, on the Consolidated Statements of Income.

Card Issuing Services Segment Results

	Three Months Ended June 30,
(in millions)	2004	% of Segment Revenue	2003	% of Segment Revenue	Change
					Amount	%
Revenues: (a)
Transaction and processing service fees	$438.9	73%	$346.5	67%	$92.4	27%
Professional services	15.4	3%	11.0	2%	4.4	40%
Reimbursable postage and other	138.1	23%	152.2	29%	(14.1)	(9)%
Other revenue	5.2	1%	10.4	2%	(5.2)	(50)%

	$597.6	100%	$520.1	100%	$77.5	15%

Operating profit (a)	$134.5		$74.1		$60.4	82%
Operating margin (a)	23%		14%		9pts
Key indicators:
North America issuer transactions (c)	1,900.4		648.7		1,251.7	193%

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

	Six Months Ended June 30,
(in millions)	2004	% of Segment Revenue	2003	% of Segment Revenue	Change
					Amount	%
Revenues: (a)
Transaction and processing service fees	$826.7	72%	$696.5	66%	$130.2	19%
Professional services	27.2	2%	24.9	3%	2.3	9%
Reimbursable postage and other	288.3	25%	318.3	30%	(30.0)	(9)%
Other revenue	13.4	1%	14.8	1%	(1.4)	(9)%

	$1,155.6	100%	$1,054.5	100%	$101.1	10%

Operating profit (a)	$232.4		$149.1		$83.3	56%
Operating margin (a)	20%		14%		6pts
Key indicators:
Card accounts on file
Domestic (b)	385.6		287.8		97.8	34%
International	31.4		27.7		3.7	13%

Total	417.0		315.5		101.5	32%

North America issuer transactions (c)	3,064.7		1,231.2		1,833.5	149%

(a)	Amounts have been restated to exclude the discontinued operations of the NYCE business.
(b)	Card accounts on file at June 30, 2004 include 19.4 million accounts processed by Concord.
(c)	North America issuer transactions include VISA and MasterCard signature debit, STAR ATM, STAR PIN-debit POS, and ATM and PIN-debit POS gateway transactions. 2004 amounts included 1,198.6 million transactions processed by Concord in the three months ended June 30, 2004 and 1,674.8 million since the acquisition date of February 26, 2004.

Transaction and processing service fee revenue

The increase in transaction and processing service fees in the three and six months ended June 30, 2004 was largely attributable to the Concord acquisition, which contributed approximately $77 million and $107 million in revenues, respectively. Other items contributing to this growth include new accounts on file, growth from existing clients, increased signing of international business and the benefit of foreign currency translation of the pound sterling, partially offset by the Citi bankcard deconversion, pricing pressures and declines in the subprime market. The segment’s transaction and processing revenue is primarily driven by accounts on file and secondarily by debit transactions.

The Company converted nearly 49 million accounts year-to-date, including 20 million for the three months ended June 30, 2004, most of which are retail. The merger with Concord resulted in the addition of approximately 19 million debit accounts. The accounts converted in addition to those provided by Concord, benefited revenue for the three and six months ended June 30, 2004. The pipeline of 20 million accounts which are mainly retail accounts, is scheduled to be converted by the end of the first quarter 2005. These conversions will further benefit revenue for the remainder of 2004. These revenue benefits will be offset in the third and fourth quarters of 2004 when compared to the same periods of 2003, pending the anticipated Bank One and Peoples Bank deconversions of their accounts in those periods. After taking into consideration the conversion of the pipeline and anticipated deconversions, accounts on file at the end of 2004 are expected to be approximately 400 million.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

The mix in the types of accounts on file impacts revenue growth, with retail accounts generating less revenue per account than bankcard accounts. The trend of accounts toward retail, as shown below, is expected to continue into the near future since most of the accounts in the pipeline are retail accounts and Bank One’s and Peoples Bank bankcard accounts are anticipated to deconvert in the third and fourth quarters of 2004.

	June 30,
	2004	2003
Bankcard	40%	53%
Retail	41%	28%
Debit	19%	19%

Revenue per account on file for retail was 18% of bankcard revenue per account on file for the second quarter 2004, and as previously discussed, the retail revenue per account as a percentage of bankcard revenue per account is expected to decrease in 2004. This decrease is due to the expected changes in client mix, both bankcard and retail, towards larger customers and product usage in 2004.

As noted above, transaction and processing revenue growth was affected adversely by a general deterioration of the subprime business, with the top six subprime card issuing customers accounting for approximately 6% and 7% of Card Issuing Services revenue for the second quarter 2004 and 2003, respectively. Through 2001, the Company experienced strong growth in the subprime business. Although it continues to service customers that are growing despite these conditions, the Company experienced an approximate 9% decline in revenue from this business when comparing second quarter of 2004 to the same quarter for 2003. Furthermore, heightened regulatory requirements (including increased capital and reserve requirements), and general economic conditions may constrain the ability of many subprime issuers to maintain their existing account base in the near term.

With the acquisition of Concord, debit processing revenue (primarily transaction driven) accounts for approximately 30% of the transaction and processing revenue for the three and six months ended June 30, 2004. As noted above in the Merchant Services discussion the Company continues to see a shift to the use of PIN-based debit cards from credit, signature debit, checks and cash. These trends will continue with the inclusion of PIN-based debit transactions processed by the STAR debit network. PIN-based debit transactions have been the fastest growing type of transaction.

Reimbursable postage and other revenue

The decrease in reimbursable postage and other is attributable to deconverted clients, reduced one-time mailings and volume decline in the subprime market.

Operating profit

Operating profit increased due to the contribution from the former Concord businesses, which added approximately 55% and 35% for the three and six months ended June 30, 2004, respectively, of the increase to the segment’s operating profit, as well as expense management, new account conversions and internal growth when comparing the three and six months ended June 30, 2004 to the same periods for 2003. Operating profit continued to be impacted adversely by account deconversions, pricing pressures, and deterioration of subprime issuers.

All Other and Corporate

	Three Months Ended June 30,
(in millions)	2004	% of Segment Revenue	2003	% of Segment Revenue	Change
					Amount	%
Revenues:
Transaction and processing service fees	$31.0	49%	$38.5	63%	$(7.5)	(19)%
Professional services	8.5	13%	12.0	20%	(3.5)	(29)%
Software licensing and maintenance	10.3	16%	6.9	12%	3.4	49%
Product sales and other	9.3	15%	2.6	4%	6.7	258%
Other revenue	4.1	7%	0.7	1%	3.4	486%

	$63.2	100%	$60.7	100%	$2.5	4%

Operating loss	$(24.6)		$(25.1)		$0.5	2%
Operating margin	(39)%		(41)%		2pts

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

	Six Months Ended June 30,
(in millions)	2004	% of Segment Revenue	2003	% of Segment Revenue	Change
					Amount	%
Revenues:
Transaction and processing service fees	$72.9	57%	$77.6	56%	$(4.7)	(6)%
Professional services	17.8	14%	22.7	17%	(4.9)	(22)%
Software licensing and maintenance	17.7	14%	13.5	10%	4.2	31%
Product sales and other	11.7	9%	22.5	16%	(10.8)	(48)%
Other revenue	7.7	6%	1.4	1%	6.3	450%

	$127.8	100%	$137.7	100%	$(9.9)	(7)%

Operating loss	$(42.7)		$(30.4)		$(12.3)	(40)%
Operating margin	(33)%		(22)%		(11)pts

Transaction and processing service fee revenue

The decrease in transaction and processing service fees for 2004 resulted from reduced pricing on certain contracts, which went into effect on April 1, 2004.

Product sales and other revenue

The fluctuations in product sales and other revenue for the three and six months ended 2004 are due to a quarter to date increase of $6.7 million and a year to date decrease of $10.8 million in royalty income, which has historically experienced similar quarterly fluctuations.

Operating profit

The second quarter 2004 operating loss remained relatively flat due to increased royalty income for the six-month period 2004 partially offset by the reduced pricing terms noted above. Operating losses increased for the six months ended June 30, 2004 due to reduced royalty income and lower operating margins due to reduced pricing terms. These results were benefited by cost containment measures at eONE during the third and fourth quarters of 2003 and the first and second quarters of 2004.

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

The Company’s sources of liquidity during 2004 were cash generated from operating activities, the cash acquired in connection with the acquisition of Concord, the liquidation of Concord’s marketable securities and the proceeds received on the sale of GCA. The Company believes its current level of cash and short-term financing capabilities along with future cash flows from operations are sufficient to meet the needs of its existing businesses. The Company may, from time to time, seek longer-term financing to support additional cash needs or to reduce short-term borrowings. The following discussion highlights the Company’s cash flow activities from continuing operations during the six months ended June 30, 2004 and 2003.

Cash and Cash Equivalents

Highly liquid investments (other than those included in settlement assets) with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates market value. At June 30, 2004 and December 31, 2003, the Company held $721.5 million and $839.8 million in cash and cash equivalents, respectively.

The Company acquired $546.0 million in cash in connection with the Concord merger. Excluded from cash and cash equivalents at June 30, 2004 and December 31, 2003 were $538.7 million and $283.0 million, respectively, of regulatory required investments in connection with the money transfer operations and an amount associated with client covenants of the official check business. The Company holds a $100.0 million required investment in connection with the Company’s First Financial Bank for both periods. Also excluded from cash and cash equivalents were escrow funds of $25.5 million and $39.4 million at June 30, 2004 and December 31, 2003, respectively. The escrowed funds primarily relate to installment payments on acquisitions and a money transfer litigation settlement. Amounts excluded from cash and cash equivalents are included in “other assets” in the Consolidated Balance Sheets.

Cash and cash equivalents held outside of the U.S. at June 30, 2004 and December 31, 2003, were $258.4 million and $121.7 million, respectively.

Cash Flows from Operating Activities from Continuing Operations

	Six Months Ended June 30,
Source/(use) (in millions)	2004	2003
Net income from continuing operations	$943.8	$640.9
Depreciation and amortization	356.7	281.2
Other non-cash items and charges, net	(218.0)	(54.1)
Working capital items	(90.2)	123.5

Net cash provided by operating activities from continuing operations	$992.3	$991.5

The $75.5 million increase in depreciation and amortization expense in 2004 is a result of the February 2004 Concord acquisition and the April 2004 Cashcard acquisition. Depreciation and amortization attributable to Concord and Cashcard was $71.9 million and $4.1 million, respectively, for the six months ended June 30, 2004.

The 2004 use of $218.0 million in other non-cash items and charges was associated with restructuring, impairments, litigation and regulatory settlements, investment gains and losses, divestitures and other, including undistributed earnings in affiliates. The sale of the Company’s 67% interest in GCA in March 2004 resulted in net proceeds of $435.6 million as presented in investing activities and a pretax gain of $263.8 million included in other non-cash items and charges, net.

Working capital items include “accounts receivable,” “other assets” and “accounts payable and other liabilities” in the Consolidated Balance Sheets. Accounts receivable was a source of $60.0 million in the six months ended June 30, 2004 compared to a source of $91.2 million in the six months ended June 30, 2003. The change between years is the result of the timing of collections compared to billings. The $126.0 million use of cash in the six months ended June 30, 2004 compared to the $59.4 million use of cash in the six months ended June 30, 2003 from accounts payable and other liabilities results from timing of payments for vendor invoices,

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

payments to minority interest holders and pension contributions. For the six months ended June 30, 2004, the Company paid $79.5 million to minority interest holders as compared to $55.0 million of payments for the same period in 2003. During the first six months of 2004, the Company funded the pension plans $48.3 million. There were no pension contributions during the first six months of 2003. The increase in the 2004 income tax use of $100.5 million compared to the 2003 source of $50.6 million is due to larger estimated tax payments in the current year as a result of higher anticipated taxable earnings.

Cash Flows from Investing Activities from Continuing Operations

	Six Months Ended June 30,
Source/(use) (in millions)	2004	2003
Current year acquisitions, net of cash acquired	$303.5	$(115.1)
Payments related to other businesses previously acquired	(40.5)	(28.7)
Proceeds from dispositions, net of expenses paid	435.6	—
Additions to property and equipment, net	(86.5)	(80.9)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(80.6)	(137.1)
Proceeds from the sale of marketable securities	671.2	7.2
Dividend received from discontinued operations	25.5	—
Other investing activities	(296.3)	(20.3)

Net cash provided by (used in) investing activities from continuing operations	$931.9	$(374.9)

Overall, FDC’s operating cash flow exceeded its investing activities associated with the capital expenditures noted above by $825.2 million in 2004 and $773.5 million in 2003. These cash sources contributed to funds utilized for payments related to businesses previously acquired, business acquisitions and treasury stock purchases.

The Company finances acquisitions through a combination of internally generated funds, short-term commercial paper borrowings and long-term borrowings. The Company believes that its cash flow from operations together with other available sources of funds will be adequate to meet its funding requirements.

The Company acquired $546.0 million of cash in connection with the Concord acquisition, as well as $802.4 million of marketable securities. As of June 30, 2004, $626.5 million of the marketable securities were liquidated and included in the proceeds from the sale of marketable securities noted above. The Concord cash acquired was offset by the purchase of Cashcard for $202 million, buyout of the TASQ minority interest for $34.8 million and purchases of merchant portfolios. Acquisitions made during the six months ended June 30, 2003, include TeleCash for $102.5 million, net of cash acquired, and the purchase of a joint venture and a merchant portfolio.

During the six months ended June 30, 2004, payments related to other businesses previously acquired pertained to contingent consideration. During the six months ended June 30, 2003, payments related to other businesses previously acquired included $34.2 million for contingent consideration offset by a $6.0 million receipt of escrow cash related to a 2001 acquisition.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

The following table discloses amounts capitalized related to customer contracts, conversion costs, systems development, other intangible assets and property and equipment.

	Six Months Ended June 30,
	2004	2003
	(in millions)
Customer contracts	$(12.7)	$(70.1)
Conversion costs	(24.6)	(31.4)
Systems development	(43.3)	(29.5)
Other intangible assets	—	(6.1)

Subtotal	(80.6)	(137.1)
Property and equipment	(86.5)	(80.9)

Total amount capitalized	$(167.1)	$(218.0)

The decrease in amounts capitalized for customer contracts relates to fewer initial contract payments incurred in the six months ended June 30, 2004 compared to the same period in 2003. The increase in capitalized systems development costs relates primarily to enhancements to the Concord debit and merchant platforms. Amounts capitalized for property and equipment relate to the purchase of electronic data processing equipment, building and improvements and other equipment, including terminals and production equipment. Capital expenditures are funded through cash flows from operating activities. Capital expenditures for full year 2004 are expected to be between $500 million and $600 million compared to $390.2 million for the full year of 2003. The 2004 projection includes the impact of the Concord acquisition.

Proceeds from the sale of marketable securities for the six months ended June 30, 2004, include the $626.5 million liquidation of Concord securities and $37.6 million in proceeds from the sale of CheckFree shares due to the costless collars maturing. The source of cash for the six months ended June 30, 2003 related to the sale of various corporate investments.

The Company received $25.5 million for their proportionate share of the NYCE dividend paid during the six months ended June 30, 2004. The payment of the dividend had no impact from a consolidated perspective but does from a continuing operations perspective. The offset to this amount is included in the discontinued operations line of cash flows from investing activities.

The use of cash for other investing activities for the six months ended June 30, 2004 relates to a $188.2 million change in regulatory, restricted and escrow cash balances noted above in the Cash and Cash Equivalents discussion, the purchase of $41.4 million of securities and the payment of $66.7 million of Concord related preacquisition costs. The use of cash for the same period in 2003 results from a $44.8 million increase in regulatory, restricted and escrow cash balances offset by $26.0 million in proceeds from the sale of a merchant portfolio, and $10.3 million in proceeds from the sale of a portion of the Company’s interest in the Nihon joint venture.

Cash Flows from Financing Activities from Continuing Operations

	Six Months Ended June 30,
Source/(use) (in millions)	2004	2003
Short-term borrowings, net	$275.0	$488.9
Principal payments on long-term debt	(637.2)	(222.8)
Proceeds from issuance of common stock	246.0	126.1
Purchase of treasury shares	(1,895.2)	(760.5)
Cash dividends	(31.1)	(30.0)

Net cash (used in) financing activities from continuing operations	$(2,042.5)	$(398.3)

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

The Company’s financing activities include net proceeds and cash outlays related to the issuance and paydown of commercial paper, as well as other long-term debt and capital leases. Commercial paper is used to meet short-term liquidity needs. The commercial paper balance outstanding as of June 30, 2004 was $275.0 million. The proceeds from the third quarter 2003 issuance of long-term debt were used to paydown the 2003 balance, which resulted in no commercial paper outstanding at December 31, 2003. Cash flows from operating activities and investing activities for the six months ended June 30, 2004 and 2003 were also used to meet short-term liquidity needs as well as contribute to funds used for acquisitions and the repurchase of common stock under the buyback program.

FDC has remaining available short-term borrowing authorization of approximately $1.5 billion at June 30, 2004 under the Company’s $1.5 billion authorized commercial paper program and $300 million extendable commercial note program.

The Company’s current interest coverage ratio is approximately 19.6 to 1. The Company expects to continue to comply with all of its debt covenants.

At June 30, 2004, $1.0 billion remained available under a shelf registration.

As part of the acquisition of Concord, the Company assumed the outstanding Federal Home Loan Bank (“FHLB”) loan payable balance of $131.6 million, which was paid in full in March 2004. As part of the acquisition of Cashcard, the Company assumed $53.9 million of debt, of which $27.6 million was paid through June 30, 2004.

The Company called the $542 million 2% Senior Convertible Contingent Debt Securities due 2008 (“CODES”) on March 3, 2004. Bondholders had the option of taking cash or common stock of which $358.3 million was redeemed at face value for cash and 4.5 million shares were issued. The Company paid down the $100 million floating rate note upon its maturity during the first quarter of 2004. Payments for capital leases were $13.8 million for the six months ended June 30, 2004.

The Company paid $222.8 million of long-term debt during the first six months of 2003. In April 2003, the Company’s $200 million 6 5/8% medium-term note reached maturity and the Company repaid the principal balance. The remaining principal payments relate to capital lease payments of $9.9 million and other notes payable of $12.9 million.

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

The following table presents stock repurchase programs authorized by the Board of Directors from May 2002 through March 2004, disclosing total shares purchased under each program and the associated cost (in millions) for the six months ended June 30, 2004 and 2003, respectively:

	Six Months Ended June 30,
	2004		2003
	Shares	Cost	Shares	Cost
Share repurchase programs:
$500 million, authorized May 2002	—	—	11.5	$461.9
$1.145 billion, authorized May 2003	3.4	$145.9	2.4	99.2
$1.0 billion, authorized February 2004	23.3	1,000.2	—	—
$2.0 billion, authorized May 2004	7.9	345.3	—	—

	34.6	$1,491.4	13.9	$561.1
Treasury stock purchases related to employee benefit plans	8.5	364.2	5.5	199.4

Total stock repurchases	43.1	$1,855.6	19.4	$760.5

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

At June 30, 2004, the Company had $1.7 billion remaining under stock repurchase programs authorized as of June 30, 2004. The difference between the cost of shares repurchased noted in the table above and the amount reflected in the Consolidated Statements of Cash Flow is due to timing of trade settlements.

The Company has $101.4 million in outstanding letters of credit, of which nearly all expire in 2005, with a one-year renewal option. The letters of credit are held in connection with certain business combinations, lease arrangements, bankcard association agreements and agent settlement agreements. The Company expects to renew the letters of credit prior to expiration.

Significant non-cash transactions during the first six months of 2004 included the issuance of 169.8 million shares of FDC common stock to the Concord shareholders and the conversion of outstanding Concord options to options to purchase 20.5 million shares of FDC common stock as consideration in the acquisition. The Company also awarded 460,000 shares of restricted stock to officers and other executives during the six months ended June 30, 2004. During the first quarter 2004, the Company called the $542 million CODES on March 3, 2004. The Company issued 4.5 million common shares to certain of the bondholders who elected shares versus a cash payment.

Significant non-cash transactions during the first six months of 2003 include a $16.7 million convertible debenture that was converted into 0.91 million shares of common stock. Additionally, on July 25, 2003, a customer exercised its 1996 warrant to purchase 4.0 million shares, which resulted in the Company issuing 0.6 million shares under a cashless exercise provision for the incremental fair value between the exercise price and the market price.

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

Off-Balance Sheet Arrangements

Other than facility and equipment leasing arrangements, the Company does not engage in off-balance sheet financing activities. During the second quarter of 2003, the Company restructured its synthetic operating lease arrangements (the “Restructured Leases”). The lessor in the Restructured Leases is an unaffiliated entity, which has as its sole member a publicly traded corporation. The Company does not believe the lessor is a variable interest entity, as defined in FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). In addition, the Company has verified that even if the lessor was determined to be a variable interest entity, the Company would not have to consolidate the lessor nor the assets and liabilities associated with assets leased to the Company. This is because the Company’s assets do not exceed 50% of the total fair value of the lessor’s assets excluding any assets that should be excluded from such calculation under FIN 46, nor did the lessor finance 95% or more of the leased balance with non-recourse debt, target equity or similar funding. In addition, the lessor is the same entity which Concord entered into the synthetic leases with as discussed below. Rent expense related to the synthetic operating leases was $0.3 million and $0.4 million for each of the three months ended June 30, 2004 and 2003, respectively and $0.8 million and $0.9 million for the comparable six-month periods.

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

Property Location	Lease Expiration	Renewal Option at Expiration	Value Guaranteed at Expiration	Total Costs Financed
Wilmington, DE	Jan. 2010	One five-year term	$12.5 million	$15.0 million
Marietta, GA	Jan. 2010	One five-year term	$16.7 million	$20.0 million
Memphis, TN	Jan. 2010	One five-year term	$50.5 million	$60.5 million

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

The renewals, including economic terms of the leases during the renewal term, are subject to the consent of the lessor and lenders. In addition to the renewal option, the Company also has the option of purchasing the related property for the lease balance or remarketing the property for the lessor at the end of the initial and any renewal term. The Company has guaranteed the value realizable from the sale of the property at the end of the lease term as indicated in the table above. The Company is responsible for the difference between the assumed net sale proceeds for the Memphis facility and the total costs financed, which exceeds the guarantee value of $50.5 million. At June 30, 2004, the Company had a $48.1 million liability assumed in the purchase business combination related to the excess of the total cost financed and other carrying costs over the assumed net sale proceeds.

Contractual Obligations

There have been no material changes in the Company’s contractual obligation and commercial commitments from those reported at December 31, 2003 in the Company’s Annual Report on Form 10-K except those mentioned below.

In conjunction with the acquisition of Concord, the Company assumed operating lease obligations of $48.5 million, which are due in 2004, 2005-2006, 2007-2008 and thereafter of $7.7 million, $17.4 million, $12.7 million and $10.7 million, respectively, at June 30, 2004. The assumed purchase obligations totaled $36.5 million, which are due in 2004 of $26.6 million and $9.1 million and $0.8 million due in 2005-2006 and 2007-2008 respectively, at June 30, 2004.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company has evaluated, under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2004. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2004, to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

(b) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting identified in connection with the above evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Independent Accountants’ Review Report

The Stockholders and Board of Directors

First Data Corporation

We have reviewed the accompanying consolidated balance sheet of First Data Corporation as of June 30, 2004 and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2004 and 2003, and the consolidated statements of cash flows for the six-month periods ended June 30, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of First Data Corporation as of December 31, 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated February 2, 2004 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Ernst & Young LLP

Denver, Colorado

July 20, 2004

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. None of these matters, either individually or in the aggregate, currently is material to the Company except as reported below and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “Annual Report”) and Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 (the “Quarterly Report”). There were no material developments in the litigation matters previously disclosed in the Annual Report and the Quarterly Report except as discussed below.

In the In Re: Concord EFS, Inc. Shareholders Litigation matter previously disclosed in the Quarterly Report, a motion to dismiss was filed on June 22, 2004 alleging that the claims should be denied and are moot since the merger has occurred.

On July 2, 2004, Pamela Brennan, Terry Crayton, and Darla Martinez filed a class action complaint on behalf of themselves and all others similarly situated in the United States District Court for the Northern District of California against the Company; its subsidiary Concord EFS, Inc.; Bank of America Corporation; Bank One Corporation; Bank One, N.A.; J.P. Morgan Chase & Co.; Citibank (West), FSB; SunTrust Banks, Inc.; Wachovia Corporation; Wells Fargo & Co.; Wells Fargo Bank, N.A.; and Servus Financial Corporation. Plaintiffs claim that the defendants have violated antitrust laws by conspiring to artificially inflate foreign ATM fees that were ultimately charged to ATM cardholders. Plaintiffs seek a declaratory judgement, injunctive relief, compensatory damages, attorneys’ fees, costs and such other relief as the nature of the case may require or as may seem just and proper to the court. The Company intends to vigorously defend this action.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(e) The following table provides information about the Company’s purchases of shares of the Company’s common stock during the six months ended June 30, 2004:

	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2004	400,000	$40.03	—	145,805,599
February 1 – February 29, 2004	620,000	$39.87	—	1,145,805,599
March 1 – March 31, 2004	21,614,900	$42.35	19,084,900	337,689,487
April 1 – April 30, 2004	4,870,000	$45.02	2,840,000	208,074,362
May 1 – May 31, 2004	7,060,000	$43.72	5,440,000	1,970,004,727
June 1 – June 30, 2004	8,481,185	$43.78	7,211,100	1,654,822,917

Total	43,046,085	$43.10	34,576,000	—

(1)	The number of shares repurchased in open-market transactions through a repurchase program for the Company’s employee benefit plans was as follows: January 1 – 31, 2004: 400,000 shares; February 1 – 29, 2004: 620,000 shares; March 1 – 31, 2004: 2,530,000 shares; April 1 – 30, 2004: 2,030,000 shares; May 1 – 31, 2004: 1,620,000 shares; June 1 – 30, 2004: 1,270,085 shares.
(2)	In February 2004, the Company’s Board of Directors authorized the repurchase of an additional $1 billion shares of the Company’s common stock. This repurchase plan was completed in May 2004. In May 2004, the Company’s Board of Directors authorized the repurchase of up to $2 billion shares of the Company’s common stock. As of June 30, 2004, the remaining authorization for stock repurchases was $1.7 billion.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The Company held its Annual Meeting of Stockholders on May 19, 2004.

A total of 789,798,418 of the Company’s shares were present or represented by proxy at the meeting. This represented more than 89% of the Company’s shares outstanding.

Proposal 1        Election of Directors.

The terms of office of the following Class III directors expired at the 2004 Annual Meeting and all were re-elected to a three-year term. The results of the voting were as follows:

	FOR	WITHHELD
Henry C. Duques	769,906,398	19,891,920
Charles T. Fote	770,502,965	19,295,353
Richard P. Kiphart	770,480,539	19,317,779
Joan E. Spero	769,799,300	19,999,018

Other directors whose terms continued after the meeting are Daniel P. Burnham, Alison Davis, Jack M. Greenberg, Courtney F. Jones, James D. Robinson III, Charles T. Russell, Bernard L. Schwartz, and Arthur F. Weinbach.

Proposal 2        Ratification of the selection of Ernst & Young LLP as independent auditors of the Company for 2004.

The results of the voting were as follows:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
766,067,054	19,010,937	4,720,327	0

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

12	Computation of Ratio of Earnings to Fixed Charges

15	Letter from Ernst & Young LLP Regarding Unaudited Interim Financial Information

31.1	Certification of President and Chief Executive Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

99	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements

(b)	Reports on Form 8-K

On April 22, 2004, the Company filed a Current Report on Form 8-K to disclose, pursuant to Item 12, the Company’s press release relating to its earnings for the first quarter of fiscal year 2004.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST DATA CORPORATION
(Registrant)

Date: August 9, 2004	By	/s/ Kimberly S. Patmore
Kimberly S. Patmore Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 9, 2004	By	/s/ Thomas L. Moore
Thomas L. Moore Vice President and Corporate Chief Financial Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

12	Computation of Ratio of Earnings to Fixed Charges

15	Letter from Ernst & Young LLP Regarding Unaudited Interim Financial Information

31.1	Certification of President and Chief Executive Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

99	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements