Form 10-Q
period 2004-09-30
FIRST DATA CORP
filed 2004-11-03
CIK 883980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of each class	Number of Shares Outstanding (excluding treasury shares) at September 30, 2004
(Common stock, $.01 par value)	829,846,220

FIRST DATA CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Transaction and processing service fees:
Payment Services	$950.1	$823.2	$2,708.1	$2,355.1
Merchant Services*	717.1	514.8	2,026.4	1,468.2
Check verification and guarantee services	103.6	96.3	304.2	290.3
Card Issuing Services	440.3	331.2	1,248.3	1,015.3
All Other	28.9	35.0	97.5	107.9
Investment income, net	8.9	37.7	105.8	105.8
Professional services	21.8	23.6	70.4	74.6
Software licensing and maintenance	13.5	14.0	45.5	37.4
Product sales and other	106.2	83.1	278.4	247.0
Reimbursable postage and other	145.5	144.2	438.8	454.9

	2,535.9	2,103.1	7,323.4	6,156.5

Expenses:
Cost of services	1,299.9	1,073.7	3,767.7	3,126.8
Cost of products sold	54.2	53.2	158.7	152.6
Selling, general and administrative	384.1	328.4	1,160.2	1,009.2
Reimbursable postage and other	145.5	144.2	438.8	454.9
Other operating expenses:
Restructuring, net	14.1	28.9	50.9	28.9
Impairments	0.5	0.8	7.4	0.8
Litigation and regulatory settlements	17.0	5.0	32.4	5.0
Other	—	—	25.0	—

	1,915.3	1,634.2	5,641.1	4,778.2

Operating profit	620.6	468.9	1,682.3	1,378.3

Other income (expense):
Interest income	8.1	2.1	19.3	4.8
Interest expense	(34.0)	(27.7)	(96.1)	(76.7)
Investment gains and (losses)	11.8	(5.1)	9.6	(5.3)
Divestitures, net	—	6.8	265.1	6.8

	(14.1)	(23.9)	197.9	(70.4)

Income before income taxes, minority interest, equity earnings in affiliates and discontinued operations	606.5	445.0	1,880.2	1,307.9
Income taxes	168.8	96.3	514.3	333.2
Minority interest	(25.0)	(29.0)	(81.7)	(81.9)
Equity earnings in affiliates	46.2	35.9	118.5	103.7

Income from continuing operations	458.9	355.6	1,402.7	996.5
Income from discontinued operations, net of taxes of $11.7, $5.1, $21.3, and $10.9, respectively	1.7	5.3	7.4	10.8

Net income	$460.6	$360.9	$1,410.1	$1,007.3

Earnings per share from continuing operations:
Basic	$0.54	$0.49	$1.69	$1.34
Diluted	$0.54	$0.48	$1.66	$1.32
Earnings per share:
Basic	$0.55	$0.49	$1.70	$1.36
Diluted	$0.54	$0.49	$1.67	$1.33
Weighted-average shares outstanding:
Basic	844.6	731.9	830.5	743.3
Diluted	857.7	743.2	844.8	756.6

*	Includes processing fees, administrative service fees and other fees charged to merchant alliances accounted for under the equity method of $51.0 million and $150.7 million for the three and nine months ended September 30, 2004, respectively, and $44.2 million and $131.3 million, respectively, for the comparable periods in 2003.

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Cash and cash equivalents	$795.8	$839.8
Settlement assets	15,214.8	15,119.3
Accounts receivable, net of allowance for doubtful accounts of $48.5 (2004) and $43.8 (2003)	1,654.4	1,524.9
Property and equipment, net of accumulated depreciation of $1,762.6 (2004) and $1,555.8 (2003)	843.9	692.3
Goodwill	8,434.6	3,731.0
Other intangibles, net of accumulated amortization of $1,439.8 (2004) and $1,250.6 (2003)	2,817.1	1,394.0
Investment in affiliates	771.0	774.6
Other assets	1,369.5	1,006.4
Assets held for sale	—	503.3

Total Assets	$31,901.1	$25,585.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Settlement obligations	$15,089.6	$14,833.2
Accounts payable and other liabilities	3,296.0	2,993.6
Borrowings	3,966.4	3,575.0
Liabilities related to assets held for sale	—	136.5

Total Liabilities	22,352.0	21,538.3

Commitments and contingencies (see Note 8)
Stockholders’ Equity:
Common stock, $.01 par value; authorized 2,000.0 shares, issued 1,067.7 shares (2004) and 897.9 shares (2003)	10.7	9.0
Additional paid-in capital	9,535.2	2,576.9

Paid-in capital	9,545.9	2,585.9
Retained earnings	7,710.6	6,589.3
Accumulated other comprehensive loss	(189.1)	(100.2)
Less treasury stock at cost, 237.9 shares (2004) and 181.4 shares (2003)	(7,518.3)	(5,027.7)

Total Stockholders’ Equity	9,549.1	4,047.3

Total Liabilities and Stockholders’ Equity	$31,901.1	$25,585.6

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash and cash equivalents at beginning of period attributable to continuing operations	$839.8	$790.4
Cash and cash equivalents at beginning of period attributable to discontinued operations	67.8	29.0
CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations	1,402.7	996.5
Net income from discontinued operations	7.4	10.8
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	546.0	422.3
Non-cash portion of charges (gains) related to restructuring, impairments, litigation and regulatory settlements, investment (gains) and losses, divestitures and other, net	(159.0)	33.2
Other non-cash items, net	(30.2)	(33.7)
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable	16.1	71.8
Other assets	50.2	22.4
Accounts payable and other liabilities	(99.4)	(103.7)
Income tax accounts	16.3	49.5

Net cash provided by operating activities from continuing operations	1,742.7	1,458.3
Net cash provided by operating activities from discontinued operations	10.9	26.9

Net cash provided by operating activities	1,753.6	1,485.2

CASH FLOWS FROM INVESTING ACTIVITIES
Current year acquisitions, net of cash acquired	(31.7)	(121.4)
Payments related to other businesses previously acquired	(40.2)	(24.2)
Proceeds from dispositions, net of expenses paid	826.1	—
Additions to property and equipment, net	(126.9)	(113.8)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(137.2)	(189.9)
Proceeds from the sale of marketable securities	701.3	10.0
Dividend received from discontinued operations	25.5	—
Other investing activities	(327.9)	(29.5)

Net cash provided by (used in) investing activities from continuing operations	889.0	(468.8)
Net cash provided by (used in) investing activities from discontinued operations	(78.5)	1.8

Net cash provided by (used in) investing activities	810.5	(467.0)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	—	(349.8)
Proceeds from issuance of long-term debt	995.5	992.6
Principal payments on long-term debt	(646.9)	(232.5)
Proceeds from issuance of common stock	440.5	169.9
Purchase of treasury shares	(3,415.7)	(1,306.9)
Cash dividends	(49.1)	(44.8)

Net cash used in financing activities from continuing operations	(2,675.7)	(771.5)
Net cash used in financing activities from discontinued operations	(0.2)	—

Net cash used in financing activities	(2,675.9)	(771.5)
Change in cash and cash equivalents – continuing operations	(44.0)	218.0
Change in cash and cash equivalents – discontinued operations	(67.8)	28.7

Cash and cash equivalents at end of period attributable to continuing operations	$795.8	$1,008.4

Cash and cash equivalents at end of period attributable to discontinued operations	$—	$57.7

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

The accompanying Consolidated Financial Statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial position of the Company at September 30, 2004, the consolidated results of its operations for the three and nine months ended September 30, 2004 and 2003 and its cash flows for the nine months ended September 30, 2004 and 2003. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

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

The Company consolidates a subsidiary’s financial statements when the Company has the ability to exert control over the subsidiary. Normally, control is established with a greater than 50% ownership interest in a subsidiary. When the Company does not exercise control over a majority-owned subsidiary as a result of other investors having rights over the management and operations of the subsidiary, the Company accounts for the subsidiary under the equity method. As of September 30, 2004 and December 31, 2003, all affiliates with a greater than 50% ownership were consolidated into the financial statements of the Company.

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

The net assets and results of operations of NYCE Corporation (“NYCE”) were reclassified as discontinued operations in the fourth quarter 2003 and all prior periods have been restated. The Company completed the sale of NYCE on July 30, 2004. Amounts disclosed in the notes to the Consolidated Financial Statements also exclude the impact of discontinued operations for all periods presented (see Note 9).

Certain prior period amounts have been reclassified to conform to the current period presentation.

Revenue Recognition

FDC recognizes revenues from its information processing services as such services are performed. Revenue is recorded net of certain costs not controlled by the Company such as credit and offline debit interchange fees and assessments charged by credit card associations which totaled $1,288.1 million and $935.4 million for the three months ended September 30, 2004 and 2003, respectively, and $3,559.6 million and $2,716.9 million for the comparable nine-month periods. Network fees related to point-of-sale PIN-based debit transactions are recognized in transaction and processing service fee revenues and cost of services. The network fees are invoiced by the networks and paid directly by the Company and totaled $143.4 million and $43.5 million for the three months ended September 30, 2004 and 2003, respectively, and $359.9 million and $118.2 million for the comparable nine-month periods.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Earnings Per Common Share

Earnings per common share amounts are computed by dividing net income by the weighted-average common and common equivalent shares (when dilutive) outstanding during the period. Amounts utilized in per share computations are as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Weighted-average shares outstanding:
Basic weighted-average shares	844.6	731.9	830.5	743.3
Common stock equivalents	13.1	11.3	14.3	12.8
4 7/8% convertible note due 2005	—	—	—	0.5

	857.7	743.2	844.8	756.6

Earnings add-back related to convertible note	—	—	—	$0.2

Diluted earnings per common share is calculated using weighted-average shares outstanding, adjusted for the dilutive effect of shares issuable upon the assumed conversion of the Company’s convertible debt and common stock equivalents, which consist of outstanding stock options, warrants and restricted stock. The after-tax interest expense and issue cost amortization on convertible debt is added back to net income when the related common stock equivalents are included in computing diluted earnings per common share. The “if converted” method is utilized in calculating diluted earnings per common share only when conversion is not conditional upon the occurrence of certain events. The convertible debt that was outstanding and convertible in previous periods was converted in the second quarter 2003.

The diluted earnings per share calculation excludes stock options, warrants and convertible debt that are convertible into 5.9 million and 5.5 million common shares for the three and nine months ended September 30, 2004, respectively, and 29.3 million and 31.1 million common shares for the three and nine months ended September 30, 2003, respectively. The exclusion occurs because (i) the exercise price of these instruments was greater than the average market price of the Company’s common stock during the period specified and their inclusion would have been anti-dilutive or (ii) the conversion is conditional upon the occurrence of certain events.

Stock Based Compensation

Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, as amended, “Accounting for Stock-Based Compensation” (“SFAS 123”), establishes accounting and reporting standards for stock-based employee compensation plans. As permitted by the standards, FDC continues to account for such arrangements under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and its related interpretations. The Company has elected to follow APB 25 for its employee stock options, because, as discussed below, the alternative fair value accounting under SFAS 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma net income as if compensation expense had been recorded for the Company’s stock-based employee compensation plans, is as follows (in millions, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Reported net income	$460.6	$360.9	$1,410.1	$1,007.3
Restricted stock expense included in reported net income, net of related tax	0.6	—	1.4	—

SFAS 123 expense, net of tax	(29.1)	(28.7)	(90.2)	(90.4)

Pro forma net income	$432.1	$332.2	$1,321.3	$916.9

Reported earnings per share – basic	$0.55	$0.49	$1.70	$1.36
Reported earnings per share – diluted	0.54	0.49	1.67	1.33
Pro forma earnings per share – basic	$0.51	$0.45	$1.59	$1.23
Pro forma earnings per share – diluted	0.50	0.45	1.56	1.21

For a detailed description regarding the assumptions used to calculate the compensation expense noted above, refer to Note 14 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The Company has changed the weighted-average risk-free interest rate to 3.50% and the dividend yield to 0.19% used in the calculation as of September 30, 2004 from what was disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

In February 2004, the Company awarded 460,000 shares of restricted stock to officers. The stock awards vest if the executives are still employed by the Company at the time, on the earlier of (i) February 25, 2009 or (ii) at any time after February 25, 2007 if on each trading day during the previous 30-day period the highest intra-day trading price of the Company’s common stock on the New York Stock Exchange is equal to or greater than $70.00 per share. Vesting may be accelerated pursuant to the terms of the 2002 Long-Term Incentive Plan. The fair value of the restricted shares on the date of the grant is amortized ratably over the vesting period. Unearned compensation on the February 2004 grant of $18.8 million was recorded based on the market value of the shares on the date of grant and is being amortized over five years. The unamortized balance of $16.5 million of unearned compensation on restricted stock is included as a component of additional paid-in capital in stockholders’ equity.

Supplemental Cash Flow Information

Significant non-cash transactions during the first nine months of 2004 included the issuance of 169.8 million shares of FDC common stock to the Concord EFS, Inc. (“Concord”) shareholders and the conversion of outstanding Concord options to options to purchase 20.5 million shares of FDC common stock as consideration in the acquisition.

The Company also awarded 460,000 shares of restricted stock to officers during the nine months ended September 30, 2004.

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

Note 2: Acquisitions and Dispositions

Acquisitions

Concord EFS, Inc.

On February 26, 2004, the Company completed its merger with Concord. FDC and Concord each have distinct strengths in product lines and markets that in combination will provide financial institutions, retailers, and consumers with a broader spectrum of payment options, greater input into the future direction of the electronic payments industry, and access to new technologies and global markets. The results of Concord’s operations are included in the Consolidated Statements of Income since the date of acquisition.

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

The preliminary allocation of the $6.9 billion purchase price is as follows:

(in millions)
ASSETS
Cash and cash equivalents	$546.0
Settlement assets	542.0
Accounts receivable	184.6
Property and equipment	131.4
Goodwill	4,559.6
Other intangibles	1,490.3
Investment in affiliates	3.1
Other assets	861.4

Total Assets	$8,318.4

LIABILITIES
Settlement obligations	$542.0
Accounts payable and other liabilities	735.6
Borrowings	131.6

Total Liabilities	$1,409.2

Total purchase price	$6,909.2

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The final independent valuation of Concord’s intangible assets was completed during the third quarter of 2004 resulting in a fair market value of $1,490.3 million representing $1,318.3 million of customer contracts, $76.9 million related to the STAR® trade name and $95.1 million of proprietary and third party software. Customer contracts represent Concord’s contractual relationships with merchants and financial institutions. Certain of these contractual relationships are in various stages of being renegotiated and were contemplated in the final valuation. The estimated useful lives assigned to customer relationships range from nine to 15 years (with a weighted average amortization period of 12 years). The estimated useful lives assigned to purchased software and proprietary software was five years and the STAR trade name was 25 years. An independent valuation of Concord’s fixed assets was completed in the second quarter 2004 resulting in a fair market value of $131.4 million and an increase in goodwill of $19.3 million. Of the total purchase price, approximately $4.6 billion has been allocated to goodwill, of which $3.0 billion, $1.5 billion and $40.0 million were reflected in the Merchant Services, Card Issuing Services and Payment Services segments, respectively. Goodwill represents the excess of the purchase price for the acquired business over the fair value of the underlying net tangible and identifiable intangible assets. The goodwill is not deductible for tax purposes or amortized for book purposes.

Concord Merger-related Restructuring Charges

A $15.8 million charge related to severance for 820 employees and a charge for $48.1 million related to facilities were recorded for the nine months ended September 30, 2004 in connection with the planned closure of certain Concord facilities due to the consolidation of duplicative functions, including selected operations located in Maitland, Florida; Memphis, Tennessee and Amarillo, Texas. The operations in these locations included authorization, deployment, settlement and funding, customer service and administrative support functions. The restructuring plans will be completed throughout 2004 with all restructuring plans completed by June 2005. These costs were accounted for under Emerging Issues Task Force No. 95-3 (“EITF 95-3”), “Recognition of Liabilities in Connection with a Purchase Business Combination.” These costs are recognized as a liability assumed in the purchase business combination and included in the allocation of the cost to acquire Concord. Other costs associated with Concord employees, such as enhanced severance are expensed in operations. These costs are reflected in the “Additional expense provision” line in the table below. Restructuring charges related to FDC facilities and employees were expensed as incurred as discussed in Note 3.

The Company is responsible for the difference between the assumed net sale proceeds for the Memphis facility and the total costs financed, which exceeds the guarantee value of $50.5 million under a synthetic operating lease. At September 30, 2004, the Company had a $47.4 million liability assumed in the purchase business combination related to the excess of the total cost financed and other carrying costs over the assumed net sale proceeds.

The Company is working to finalize its integration plans, which may result in additional severance and employee-related costs, facility exit costs and contractual termination costs.

The following table summarizes the Company’s utilization of Concord-related accruals for the nine months ended September 30, 2004 (in millions):

	Employee Severance	Facility Closure
Accrual established upon acquisition, February 26, 2004	$11.1	$32.8
Additional charges recorded in purchase accounting	2.7	15.3
Additional expense provision	2.0	—
Cash payments	(3.6)	(0.7)

Remaining accrual at September 30, 2004	$12.2	$47.4

Other Acquisitions

In April 2004 the Company acquired 100% of Cashcard Australia Limited (“Cashcard”), a provider of ATM services in the Australian marketplace, for approximately $260 million in cash and assumed debt. The transaction facilitated FDC’s entry into the Australian merchant ATM deployment market. The transaction creates opportunities for FDC and Cashcard clients, expanding the delivery of services such as credit and debit POS processing, deployment of merchant ATMs, check authorization and money transfer. A majority of Cashcard’s operations are assigned to the Merchant Services segment, with the remainder assigned to the Card Issuing Services segment. The preliminary purchase price allocation resulted in $62.0 million of identifiable intangible assets, which are being amortized over seven years and goodwill of $151.0 million.

In July 2004 the Company acquired Delta Singular Outsourcing Services S.A. (subsequently renamed “First Data Hellas”), the former payment processing and outsourcing division of Delta Singular S.A., located in Greece, for approximately $307 million, net of $12.4 million of cash acquired. First Data Hellas provides payment processing and outsourcing services including card processing, ATM and point of sale driving and call center support. Through First Data Hellas, the Company will provide payment processing and outsourcing services to existing First Data Hellas clients, the largest being Alpha Bank. Alpha Bank, which is a major issuer of VISA cards and the exclusive issuer of American Express cards in Greece, is the second largest private commercial bank in Greece. First

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Data Hellas entered into a 10-year contract at the time of acquisition to continue to provide payment processing services to Alpha Bank. The Company anticipates the acquisition will create additional payment services opportunities in the Greek, Middle Eastern and European markets. The majority of First Data Hellas’ operations are assigned to the Card Issuing Services segment, with the remainder assigned to the Merchant Services segment. The preliminary purchase price allocation resulted in identifiable intangible assets of $99.1 million, which are being amortized over four to seven years, and goodwill of $161.2 million.

Also in July 2004, the Company purchased a 30% equity interest in Angelo Costa, S.p.A., one of Western Union’s money transfer agents in Italy, with a network of nearly 3,000 locations throughout the country. Italy is one of Western Union’s largest money transfer markets outside of the U.S. In addition to money transfer services, the agent provides other financial services to consumers, including prepaid telecom services and prepaid debit cards.

Other acquisitions made during the first nine months of 2004 include the buyout of the TASQ Technology, Inc. (“TASQ”) and the Taxware Technology Inc. (“Taxware”) minority interests, as well as the purchase of merchant portfolios.

The aggregate consideration paid in the first nine months of 2004, net of cash acquired of $13.4 million, was $577.7 million for acquisitions other than Concord. The aggregate preliminary purchase price allocation for these acquisitions resulted in $168.9 million in identifiable intangible assets, which are being amortized over four to 10 years, except for a tradename for $0.3 million which is being amortized over 25 years, and goodwill of $313.1 million.

Unaudited Pro Forma Condensed Combined Consolidated Statements of Income

The following Unaudited Pro Forma Condensed Combined Consolidated Statements of Income reflect the consolidated results of operations of the Company as if the acquisitions of Concord, Cashcard and First Data Hellas had occurred at the beginning of each period presented. The historical financial information has been adjusted to give effect to events that are (1) directly attributed to the merger, (2) factually supportable, and (3) with respect to the income statement, expected to have a continuing impact on the combined results. Such items include additional amortization expense associated with the preliminary valuation of intangible assets. Due to the required divestiture under the agreement with the U.S. Department of Justice (“DOJ”), NYCE’s results of operations are treated as income from discontinued operations, net of tax, and excluded from the Unaudited Pro Forma Condensed Combined Consolidated Statements of Income.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Unaudited Pro Forma Condensed Combined Consolidated

Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in millions, except per share data)
REVENUES
Transaction and processing service fees	$2,244.8	$2,050.9	$6,617.8	$6,171.3
Other non-transaction based revenue	44.2	75.7	222.3	218.9
Product sales and other	107.5	95.2	292.0	282.3
Reimbursable postage and other	145.5	144.1	443.8	477.3

	2,542.0	2,365.9	7,575.9	7,149.8

EXPENSES
Cost of services	1,305.0	1,216.3	3,917.8	3,677.1
Cost of products sold	56.2	59.5	166.1	170.8
Selling, general and administrative	384.1	341.2	1,184.5	1,100.9
Reimbursable postage and other	145.5	144.1	443.8	477.3
Other operating expenses	31.6	34.7	115.7	33.7

	1,922.4	1,795.8	5,827.9	5,459.8

Operating profit	619.6	570.1	1,748.0	1,690.0
Other income (expense)	19.9	22.6	301.8	63.7
Interest expense	(34.1)	(29.1)	(97.7)	(82.5)

Income before income taxes, minority interest and equity earnings in affiliates	605.4	563.6	1,952.1	1,671.2
Income taxes	168.4	138.8	497.1	461.1
Minority interest	(25.0)	(25.1)	(81.9)	(82.7)
Equity earnings in affiliates	46.2	35.9	118.5	103.7

Net income from continuing operations	$458.2	$435.6	$1,491.6	$1,231.1

Earnings per share:
Basic earnings per share from continuing operations	$0.54	$0.48	$1.72	$1.34
Diluted earnings per share from continuing operations	$0.53	$0.47	$1.69	$1.31
Weighted average shares outstanding:
Basic	844.6	905.4	865.2	919.5
Diluted	857.7	920.9	880.5	936.7

Dispositions

The Company sold its 67% interest in GCA Holdings, LLC, the parent holding company of Global Cash Access LLC (“GCA”) in March 2004. GCA is a supplier of cash access and customer relationship marketing technologies to the gaming industry. The sale resulted in net proceeds of $435.6 million and a pretax gain of $263.8 million.

On October 23, 2003, the DOJ, along with the District of Columbia and eight states, filed a lawsuit against FDC and Concord in the United States District Court for the District of Columbia, seeking a permanent injunction against the merger of the two companies. On December 15, 2003, FDC announced an agreement with the DOJ allowing the Company to complete the merger with Concord. The agreement provides for FDC’s divestiture of its 64% ownership of NYCE. The Company completed the sale of NYCE on July 30, 2004 to Metavante Corporation for the purchase price of $610.0 million, of which $389.6 million was the Company’s share. These proceeds net of related expenses, including taxes that became due upon the sale of NYCE, approximate the Company’s carrying value of its investment in NYCE, and are subject to potential adjustments contemplated in the agreement, which will be determined at the end of 2005. The Company’s financial statements reflect NYCE as a discontinued operation (see Note 9).

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 3: Restructuring, Impairments, Litigation and Regulatory Settlements, Investment Gains and Losses, Divestitures and Other

2004 Activities

The Company recorded restructuring charges, impairment charges, litigation and regulatory settlements, investment gains and losses, divestiture related gains and other during the three and nine months ended September 30, 2004. A summary of pretax benefits (charges), incurred by segment, is as follows:

	Pretax Benefit (Charge)
(in millions) Three months ended September 30, 2004	Payment Services	Merchant Services	Card Issuing Services	All Other and Corporate	Totals
Restructuring charges	$(0.1)	$(0.8)	$(13.3)	$(0.2)	$(14.4)
Restructuring accrual reversals	—	—	0.2	0.1	0.3
Impairments	(0.4)	(0.1)	—	—	(0.5)
Litigation and regulatory settlements	—	(17.0)	—	—	(17.0)
Net investment gains (losses)	—	0.1	—	11.7	11.8

Total pretax charges, net of reversals	$(0.5)	$(17.8)	$(13.1)	$11.6	$(19.8)

	Pretax Benefit (Charge)
(in millions) Nine months ended September 30, 2004	Payment Services	Merchant Services	Card Issuing Services	All Other and Corporate	Totals
Restructuring charges	$(3.0)	$(4.9)	$(20.7)	$(24.0)	$(52.6)
Restructuring accrual reversals	0.4	0.1	1.1	0.1	1.7
Impairments	(0.8)	(1.1)	—	(5.5)	(7.4)
Litigation and regulatory settlements	—	(32.4)	—	—	(32.4)
Other	—	(25.0)	—	—	(25.0)
Net investment gains (losses)	—	(1.1)	1.4	9.3	9.6
Divestiture gain	—	263.8	—	—	263.8
Divestiture accrual reversals	—	—	—	1.3	1.3

Total pretax charges, net of reversals	$(3.4)	$199.4	$(18.2)	$(18.8)	$159.0

Restructuring charges

The restructuring charges were comprised of severance totaling $14.3 million and facility closures totaling $0.1 million for the three months ended September 30, 2004 and severance totaling $45.9 million and facility closures totaling $6.7 million for the nine months ended September 30, 2004. Severance charges resulted from the termination of approximately 230 and 715 employees across the organization for the three and nine months ended September 30, 2004, respectively, representing all levels of employees and approximately 1% and 2%, respectively, of the Company’s workforce. The following describes the nature and timing of the restructuring plans by segment:

•	Payment Services’ severance costs in the first quarter of 2004 resulted from the consolidation of various international functions into Dublin, Ireland. The restructuring plan was completed in the first quarter of 2004. Charges were also incurred in the second quarter of 2004 related to the lease termination of a facility that is being restructured and combined with another FDC facility. This restructuring plan was completed in the second quarter of 2004. No additional restructuring charges are expected to be incurred related to these plans.

•	Merchant Services’ severance charges resulted from the planned closure of certain FDC locations, including a Cardservice International, Inc. (“CSI”) call center, a TeleCheck Services, Inc. (“TeleCheck”) data center and a PayPoint Electronic Payment Systems (“PayPoint”) debit processing center and elimination of certain positions as a result of the Company’s reorganization done in conjunction with the Concord integration. For all of the above noted plans the restructuring charges were incurred in the first and third quarters of 2004 except for the CSI and PayPoint plans which were completed in the second quarter of 2004. Severance charges were also incurred in the first quarter of 2004 related to the continued integration of international support functions between the Merchant Services and Card Issuing Services segments that began in 2003. This restructuring plan was completed in the first quarter of 2004. Additionally, in connection with the dissolution of a joint venture, the Company paid for the severance of joint venture employees. No additional restructuring charges are expected to be incurred relating to these plans.

•	Card Issuing Services’ severance charges resulted from the integration of international support functions with Merchant Services as noted above in the first quarter of 2004 and the ongoing initiative to streamline customer operations in Omaha, Nebraska in the second quarter of 2004. Charges were also incurred in the first quarter of 2004 related to the lease buyout of a facility in the United Kingdom after it was determined that the facility could not fulfill the Company’s needs. These international restructuring plans were completed in the first quarter of 2004, and the customer operations restructuring was completed in the second quarter. During the third quarter of 2004 severance charges were recognized as part of the ongoing initiative to streamline operations both domestically and internationally. The Company anticipates incurring additional costs in the fourth quarter 2004 related to facility closures. Additional charges recognized in the third quarter result from the integration of international operations including the Cashcard acquisition and the associated effort to create operational efficiencies. Additional charges related to this restructuring plan may be incurred during the fourth quarter 2004 as the Company continues to evaluate the integration of Cashcard.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

•	All Other and Corporate charges related to severance resulting from the consolidation of certain administrative operations with Concord in the first quarter of 2004 and the restructuring of the purchasing and human resources departments in the second quarter of 2004. These plans were completed in the first, second and third quarters of 2004. No additional charges are expected to be incurred related to these plans. Additionally, there were a number of restructuring actions within eONE Global L.P. (“eONE”) that occurred in the first and second quarters of 2004. In the first quarter of 2004, the eONE severance charges were a result of eONE’s decision to slow the rate of investment in certain product offerings due to market immaturity, controlling costs, and reductions of the overall management structure at eONE. Part of these severance charges included the elimination of several senior management positions. A charge related to certain of these senior managers also was incurred due to their right upon termination under certain circumstances to sell shares purchased at the time of eONE’s formation to eONE at the original purchase price. In the second quarter of 2004, the severance charges incurred were a result of the pending sale of an eONE business and cost reductions. Some of the restructuring plans were completed in the second quarter of 2004 with the remaining completed in the third quarter of 2004. Charges also were incurred in the second quarter of 2004 related to a Corporate facility lease in Georgia, as it was determined that the current facility could no longer fulfill the Company’s needs. The restructuring plan was completed in the second quarter of 2004. No additional charges are expected to be incurred related to these restructuring plans.

In the first quarter of 2004, the reversals related to changes in estimates regarding severance costs from the third quarter 2003 restructuring activities in the Payment Services segment. In the second quarter of 2004, the reversals related to changes in estimates for lease terminations and severance costs related to the third quarter of 2000 and third quarter of 2003 Card Issuing Services restructuring plans and the second quarter 2001 Payment Services segment restructuring plan. In the third quarter of 2004, the reversals related to changes in estimates regarding severance costs related to eONE restructuring plans.

The following table summarizes the Company’s utilization of restructuring accruals for the nine months ended September 30, 2004 (in millions):

	Employee Severance	Facility Closure
Remaining accrual at January 1, 2004	$17.9	$1.9
Expense provision	45.9	6.7
Cash payments and other	(39.6)	(7.1)
Changes in estimates	(0.9)	(0.8)

Remaining accrual at September 30, 2004	$23.3	$0.7

Impairments

The All Other and Corporate charges include the write-down of fixed assets and goodwill associated with facility closures which were part of the restructuring actions noted above of $2.2 million for the nine months ended September 30, 2004 and an impairment of Encorus software due to diminished demand for a product offering in the first quarter of 2004 of $3.3 million. The other Payment Services and Merchant Services segment charges related to the write-down of leasehold improvements associated with certain domestic restructuring activities and an impairment of software that is no longer being fully utilized due to system decisions influenced by the integration of Concord.

Litigation and regulatory settlements

Litigation charges of $17.0 million and $32.4 million were recorded for the three and nine months ended September 30, 2004, respectively, related to a lawsuit associated with a consolidated merchant alliance in the Merchant Services segment. Minority interest benefits of $8.1 million and $15.4 million related to these charges were recognized on the minority interest line in the Consolidated Statements of Income for the three and nine months ended September 30, 2004, respectively.

Other

During the first quarter of 2004, the Company recognized a $25.0 million pretax charge related to adjustments for TeleCheck accounting entries that originated primarily during 2002 and 2003. The Company is undertaking a comprehensive review of this business, and assessing the overall strategic fit of the collections business in TeleCheck.

Investment gains and losses, net

The Company recognized a net investment gain in the third quarter of 2004 resulting from the sale of a minority investment in VIPS Healthcare Information Systems (“VIPS”) having sold the majority interest in 1998. The sale of its remaining minority interest in VIPS was made pursuant to the 1998 sale agreement which required First Data to sell its retained interest upon the occurrence of specified events. Partially offsetting this gain in the third quarter and for the year-to-date 2004 were the write down of investments related to e-commerce businesses, the dissolution of a joint venture and the sale of other investments.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Divestitures, net

In March 2004 the Company sold its 67% ownership interest in GCA, which resulted in net proceeds of $435.6 million and a pretax gain of $263.8 million.

During the three months ended March 31, 2004, the Company reversed divestiture accruals of $1.3 million due to the expiration of certain exposures.

2003 Activities

The Company recorded restructuring charges, impairment charges, litigation and regulatory settlements and investment gains and losses during the nine months ended September 30, 2003. A summary of pretax benefits (charges) incurred by segment follows:

	Pretax Benefit (Charge)
(in millions) Nine months ended September 30, 2003	Payment Services	Merchant Services	Card Issuing Services	All Other and Corporate	Totals
Restructuring charges	$(3.5)	$(6.7)	$(16.2)	$(4.0)	$(30.4)

Restructuring accrual reversals	0.5	0.7	0.3	—	1.5
Impairments	—	—	(0.8)	—	(0.8)
Litigation and regulatory settlements	—	(5.0)	—	—	(5.0)
Net investment gains (losses)	—	—	0.1	(5.4)	(5.3)
Divestiture accrual reversals	—	—	—	6.8	6.8

Total pretax charges, net of reversals	$(3.0)	$(11.0)	$(16.6)	$(2.6)	$(33.2)

Restructuring charges

The restructuring charges were comprised of severance totaling $30.1 million and $0.3 million related to lease termination losses. Severance charges resulted from the termination of approximately 740 employees across the organization, representing all levels of employees and less than 3% of the Company’s workforce. The following describes the nature and timing of the restructuring plans by segment:

•	Payment Services’ charges related to severance costs associated with the rebalancing of resources from domestic operations to international operations. The restructuring plan was completed in the third quarter of 2003.

•	Merchant Services’ severance charges resulted from the consolidation of certain domestic sales and support functions and elimination of redundant positions in FDMS, TeleCheck, Cardservice International and TASQ. Severance charges also were incurred to integrate international support functions between the Merchant Services and Card Issuing Services segments. As part of the integration, lease termination losses were recognized due to the closure of a TeleCheck facility. The domestic and international restructuring plans were completed in the third quarter of 2003.

•	Card Issuing Services’ severance charges resulted from the streamlining of the domestic operations and realignment of operating expenses to address declining segment revenues. Charges also were incurred related to the integration of international support functions with Merchant Services as noted above. As part of this effort, a lease termination loss was recognized in the combination of facilities into one location in Australia. The domestic restructuring plans were completed in the third quarter 2003, and international plans were completed in the fourth quarter 2003.

•	All Other and Corporate severance charges resulted from the consolidation of Encorus Technologies (“Encorus”) operations, which resulted in the closure of the Leipzig, Germany facility. This consolidation was done in an effort to reduce fixed operating costs and to outsource software development activities. This portion of the restructuring plan, including additional charges related to the facility closure, was completed in the fourth quarter of 2003. Charges also were incurred related to the combination of the BillingZone and Taxware operations under the Velosant structure. This portion of the restructuring plan was completed in the third quarter of 2003. Additional restructuring activities occurred in the first quarter of 2004 for these businesses. Additional charges were incurred related to the consolidation of certain human resource and payroll functions to the Denver and Omaha locations. The restructuring plan was completed in the third quarter of 2003.

Reversal of restructuring accruals

The Company reversed $1.5 million of prior period restructuring accruals. The change in estimate was due to the favorable resolution of a customer contract related to the discontinuance of the Payment Card Solutions operations which occurred in the second quarter 2001 and favorable terminations of lease agreements related to the third quarter 2000 Card Issuing Services segment restructuring.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Impairments

The Company recognized an $0.8 million software impairment charge related to the discontinuance of a Card Issuing Services product offering.

Litigation and regulatory settlements

A litigation charge of $5.0 million was recorded related to a lawsuit associated with the Merchant Services segment.

Investment gains and losses

The Company recognized a net investment loss in the third quarter and for the year-to-date 2003 resulting from the write down of investments related to e-commerce businesses.

Divestitures, net

The Company reversed $6.8 million of divestiture accruals related to the divestitures of certain companies acquired as part of the 1995 merger with First Financial Management Corporation, based on the passage of certain exposures. Additionally, during the second quarter of 2003, the Company paid approximately $7.5 million in connection with the resolution of the issues involved in the investigation by the Office of Inspector General of the District of Columbia of alleged overpayments to Medicaid recipients by a former subsidiary. The payment was applied against the corresponding divestiture accrual.

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

At September 30, 2004, there were 15 affiliates accounted for under the equity method of accounting, comprised of five merchant alliances and 10 strategic investments in companies in related markets, including Western Union agents.

A summary of financial information for the merchant alliances and other affiliates accounted for under the equity method of accounting is as follows:

(in millions)	September 30, 2004	December 31, 2003
Total assets	$3,918.6	$3,602.1
Total liabilities	2,770.0	2,462.9

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2004	2003	2004	2003
Net operating revenues	$412.4	$337.8	$1,148.5	$1,004.6
Operating expenses	284.2	222.5	801.7	703.1

Operating income	128.2	115.3	346.8	301.5

Net income	107.5	95.6	287.7	247.5

FDC share of net income	53.7	42.8	140.9	124.3
Amortization expense	7.5	6.9	22.4	20.6

FDC equity earnings	$46.2	$35.9	$118.5	$103.7

The primary components of assets and liabilities are settlement-related accounts as described in Note 5 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

The formation of a merchant alliance generally involves the Company and a financial institution each contributing merchant contracts to the alliance and a cash payment from one owner to the other to achieve the desired ownership percentage for each. The asset amounts reflected above are owned by the alliances and other equity method investees and do not include any of such payments made by the Company. The amount by which the Company’s total investments in joint ventures exceeded its proportionate share of the joint ventures’ net assets totaled $536.0 million and $530.6 million at September 30, 2004 and December 31, 2003, respectively.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5: Borrowings

The Company did not have any balances outstanding under the commercial paper program at September 30, 2004 or December 31, 2003, respectively. The Company’s commercial paper program is supported by a $1.1 billion revolving credit facility.

As part of the acquisition of Concord on February 26, 2004, the Company assumed the outstanding Federal Home Loan Bank (“FHLB”) loan payable balance of $131.6 million, which was paid in full in March 2004.

On March 3, 2004 the Company called the $542 million 2% Senior Convertible Contingent Debt Securities due 2008 (“CODES”). Bondholders had the option of taking cash or common stock, of which $358.3 million was redeemed at face value for cash and 4.5 million shares were issued.

The Company paid the $100 million floating rate note upon its maturity during the first quarter of 2004.

As part of the acquisition of Cashcard on April 3, 2004, the Company assumed $53.9 million of debt, of which $28.2 million was paid through September 30, 2004.

On September 16, 2004, the Company issued $450 million of 3.90% senior notes due October 1, 2009 and $550 million of 4.85% senior notes due October 1, 2014. The Company received net proceeds of $447.8 million and $547.6 million from these issuances, respectively, which were used to repay outstanding commercial paper and for general corporate purposes. In conjunction with the debt offering, the Company entered into two five year and one 10 year interest rate swaps with notional amounts totaling $450 million and $550 million, respectively, to receive interest at the coupon rate of the debt and to pay interest at a variable rate equal to LIBOR plus 0.0875% and 0.2500%, respectively. The weighted-average interest rate on the five and 10 year notes on September 30, 2004 was 2.1% and 2.2%, respectively. The September 2004 issuance completed the first quarter 2001 and the second quarter 2003 shelf registrations.

Note 6: Comprehensive Income

The components of comprehensive income are as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income	$460.6	$360.9	$1,410.1	$1,007.3
Foreign exchange effect	5.5	(10.1)	10.2	50.7
Unrealized gain (loss) on hedging activities	(98.9)	90.2	17.1	40.2
Unrealized gain (loss) on securities (a)	119.5	(67.9)	(116.2)	1.4

Total comprehensive income	$486.7	$373.1	$1,321.2	$1,099.6

(a)	Net of reclassification adjustment for realized gains included in the “investment income, net” component of revenues and net income. The net income impact of the realized gains was $11.3 million and $71.1 million for the three and nine months ended September 30, 2004, respectively, and $24.2 million and $64.4 million for the comparable periods in 2003.

Note 7: Segment Information

For a detailed discussion of the Company’s principles regarding its operating segments as defined by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” refer to Note 16 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Alignment of acquired operations

Concord’s operations were assigned to FDC’s existing segments based on the services provided and the customer bases served. Concord’s merchant acquiring business and its risk management services, which are provided through the majority-owned subsidiary Primary Payment Systems, (“PPS”), are included in the Merchant Services segment. Concord’s prepaid stored-value card and transportation services businesses were assigned to the Payment Services segment. The STAR services and related network businesses were assigned between the Merchant Services segment and the Card Issuing Services segment based upon whether the service was provided in an acquiring or issuing capacity. Services provided to issuers, which are primarily financial institutions, and their cardholders are included in the Card Issuing Services segment, and the services provided to acquirers and merchants are included in

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

the Merchant Services segment. A majority of Cashcard’s operations are aligned with the Merchant Services segment, with the remainder aligned in the Card Issuing Services segment, while a majority of First Data Hellas’ operations are aligned with the Card Issuing Services segment, with the remainder aligned in the Merchant Services segment.

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

GCA Disposition

On March 9, 2004 the Company sold its 67% interest in GCA which comprised the Merchant Services segment’s gaming services. GCA’s historic operating results have been removed from the Merchant Services segment results. The GCA operating results from January 1, 2004 to March 9, 2004 and for 2003 are included in the Consolidated Statements of Income and are presented as a divested business for purposes of segment reporting on a retroactive basis.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table presents the Company’s operating segment results for the three and nine months ended September 30, 2004 and 2003:

Three months ended September 30, 2004 (in millions)	Payment Services	Merchant Services	Card Issuing Services	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$953.7	$718.9	$452.1	$31.1	$2,155.8
Check verification and guarantee services	—	103.6	—	—	103.6
Investment income, net	57.0	4.5	—	—	61.5
Professional services	—	7.4	11.3	8.8	27.5
Software licensing and maintenance	—	1.7	4.3	7.5	13.5
Product sales and other	1.1	85.9	7.4	13.3	107.7
Reimbursable postage and other	2.9	7.1	141.5	0.1	151.6
Equity earnings in affiliates (a)	0.9	53.3	—	—	54.2
Interest income	0.6	0.1	3.0	4.4	8.1

Total segment reporting revenues	$1,016.2	$982.5	$619.6	$65.2	$2,683.5

Internal revenue and pretax equivalency	$56.2	$8.8	$18.0	$2.3	$85.3
External revenue	960.0	973.7	601.6	62.9	2,598.2
Depreciation and amortization	26.6	91.4	65.0	6.3	189.3
Operating profit (loss)	332.3	247.7	154.2	(8.5)	725.7
Restructuring, impairments, litigation and regulatory settlements and investment gains and (losses), net	(0.5)	(17.8)	(13.1)	11.6	(19.8)

Three months ended September 30, 2003 (in millions)	Payment Services	Merchant Services	Card Issuing Services	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$827.2	$444.7	$338.8	$38.1	$1,648.8
Check verification and guarantee services	—	96.3	—	—	96.3
Investment income, net	90.4	1.9	—	—	92.3
Professional services	—	7.6	10.5	12.4	30.5
Software licensing and maintenance	—	1.4	5.3	7.4	14.1
Product sales and other	1.1	72.0	—	11.9	85.0
Reimbursable postage and other	2.1	—	148.0	—	150.1
Equity earnings in affiliates (a)	0.6	43.3	0.1	—	44.0
Interest income	0.4	0.4	0.7	0.6	2.1

Total segment reporting revenues	$921.8	$667.6	$503.4	$70.4	$2,163.2

Internal revenue and pretax equivalency	$59.3	$8.8	$13.7	$3.2	$85.0
External revenue	862.5	658.8	489.7	67.2	2,078.2
Depreciation and amortization	27.0	53.5	49.3	6.9	136.7
Operating profit (loss)	321.2	180.9	74.8	(22.2)	554.7
Restructuring, impairments, litigation and regulatory settlements, and investment gains and (losses), net	(3.0)	(11.0)	(16.6)	(9.2)	(39.8)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Nine months ended September 30, 2004 (in millions)	Payment Services	Merchant Services	Card Issuing Services	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$2,718.1	$1,973.4	$1,278.8	$104.0	$6,074.3
Check verification and guarantee services	—	304.2	—	—	304.2
Investment income, net	251.8	10.3	—	—	262.1
Professional services	—	22.8	38.5	26.6	87.9
Software licensing and maintenance	—	4.8	15.5	25.2	45.5
Product sales and other	3.1	248.4	7.4	25.0	283.9
Reimbursable postage and other	8.7	16.9	429.8	0.1	455.5
Equity earnings in affiliates (a)	1.7	141.8	—	—	143.5
Interest income	1.4	0.6	5.2	12.1	19.3

Total segment reporting revenues	$2,984.8	$2,723.2	$1,775.2	$193.0	$7,676.2

Internal revenue and pretax equivalency	$166.3	$27.9	$47.3	$6.6	$248.1
External revenue	2,818.5	2,695.3	1,727.9	186.4	7,428.1
Depreciation and amortization	76.5	260.5	186.4	19.9	543.3
Operating profit (loss)	1,001.8	640.0	386.6	(51.2)	1,977.2
Restructuring, impairments, litigation and regulatory settlements, investment (losses) and other, net	(3.4)	(64.4)	(18.2)	(20.1)	(106.1)

Nine months ended September 30, 2003 (in millions)	Payment Services	Merchant Services	Card Issuing Services	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$2,369.3	$1,268.7	$1,035.3	$115.7	$4,789.0
Check verification and guarantee services	—	290.3	—	—	290.3
Investment income, net	266.3	5.9	—	—	272.2
Professional services	—	23.4	35.4	35.1	93.9
Software licensing and maintenance	—	3.2	13.4	20.9	37.5
Product sales and other	3.1	211.2	4.7	34.4	253.4
Reimbursable postage and other	5.4	0.1	466.3	—	471.8
Equity earnings in affiliates (a)	0.1	125.6	0.9	—	126.6
Interest income	0.4	0.5	1.9	2.0	4.8

Total segment reporting revenues	$2,644.6	$1,928.9	$1,557.9	$208.1	$6,339.5

Internal revenue and pretax equivalency	$181.8	$26.3	$37.1	$7.8	$253.0
External revenue	2,462.8	1,902.6	1,520.8	200.3	6,086.5
Depreciation and amortization	77.2	163.6	148.7	20.8	410.3
Operating profit (loss)	906.5	497.9	223.9	(52.6)	1,575.7
Restructuring, impairments, litigation and regulatory settlements, and investment (losses), net	(3.0)	(11.0)	(16.6)	(9.4)	(40.0)

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

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2004	2003	2004	2003
Revenues:
Total reported segments	$2,618.3	$2,092.8	$7,483.2	$6,131.4
All Other and Corporate	65.2	70.4	193.0	208.1

Subtotal	2,683.5	2,163.2	7,676.2	6,339.5
Adjustments for items included in segment and All Other and Corporate revenues: (b)
Equity earnings in affiliates (a)	(54.2)	(44.0)	(143.5)	(126.6)
Interest income	(8.1)	(2.1)	(19.3)	(4.8)
Divested business (c)	—	71.0	58.1	201.4
Eliminations (d)	(85.3)	(85.0)	(248.1)	(253.0)

Consolidated revenue	$2,535.9	$2,103.1	$7,323.4	$6,156.5

Income before income taxes, minority interest, equity earnings in affiliates, and discontinued operations:
Total reported segments operating profit (e)	$734.2	$576.9	$2,028.4	$1,628.3
All Other and Corporate operating profit	(8.5)	(22.2)	(51.2)	(52.6)

Subtotal	725.7	554.7	1,977.2	1,575.7

Adjustments for items included in segment and All Other and Corporate operating profit: (b)
Equity earnings in affiliates (a)	(46.2)	(35.9)	(118.5)	(103.7)
Divested business (c)	—	11.4	11.2	30.0
Minority interest from segment operations (f)	33.1	31.0	103.8	84.1
Eliminations (d)	(52.3)	(55.5)	(156.4)	(168.3)
Interest expense	(34.0)	(27.7)	(96.1)	(76.7)
Restructuring, net	(14.1)	(28.9)	(50.9)	(28.9)
Impairments	(0.5)	(0.8)	(7.4)	(0.8)
Litigation and regulatory settlements	(17.0)	(5.0)	(32.4)	(5.0)
Other	—	—	(25.0)	—
Investment gains (losses), net	11.8	(5.1)	9.6	(5.3)
Divestitures, net	—	6.8	265.1	6.8

Income before income taxes, minority interest, equity earnings in affiliates and discontinued operations	$606.5	$445.0	$1,880.2	$1,307.9

(a)	Excludes equity losses that were recorded in expense of $0.5 million and $2.6 million for the three and nine months ended September 30, 2004, respectively, and $1.2 million and $2.3 million for the same periods in 2003, and the amortization related to the excess of the investment balance over the Company’s proportionate share of the investee’s net book value for 2004 and 2003.
(b)	Reconciles the total segment and All Other and Corporate revenue to consolidated revenue or total segment and All Other and Corporate operating profit to income before income taxes, minority interest, equity earnings in affiliates, and discontinued operations as reported on the Consolidated Statements of Income.
(c)	The Company sold its 67% owned subsidiary, GCA in March 2004. Revenue and operating profit associated with GCA is excluded from segment results. The Merchant Services segment revenue and operating profit were reclassified for 2003 to exclude results from GCA.
(d)	Represents elimination of an adjustment to record the Payment Services segment revenues and operating profit on a pretax equivalent basis and elimination of intersegment revenue.
(e)	Segment and All Other and Corporate operating profit includes interest income, minority interest from segment operations, equity earnings in affiliates net of related amortization expense and the allocation of corporate overhead. Segment and All Other and Corporate operating profit excludes restructuring, impairments, litigation and regulatory settlements, investment gains and losses and other, as well as interest expense.
(f)	Minority interest from segment operations excludes minority interest attributable to items excluded from segment operations as noted above.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Segment assets are as follows (in millions):

	September 30, 2004	December 31, 2003
Payment Services	$16,657.0	$16,787.1
Merchant Services	10,371.7	5,336.1
Card Issuing Services	4,204.3	1,808.7
All Other and Corporate	668.1	876.0
Discontinued operations	—	503.3
Divested business	—	274.4

Consolidated	$31,901.1	$25,585.6

Depreciation & Amortization is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Payment Services	$26.6	$27.0	$76.5	$77.2
Merchant Services	91.4	53.5	260.5	163.6
Card Issuing Services	65.0	49.3	186.4	148.7
All Other and Corporate	6.3	6.9	19.9	20.8
Divested business	—	4.4	2.7	12.0

Consolidated	$189.3	$141.1	$546.0	$422.3

Note 8: Commitments and Contingencies

In 2001, two putative class actions based on similar factual allegations were filed in the United States District Court for the Eastern District of New York against the Company and its subsidiary, Western Union Financial Services, Inc., asserting claims on behalf of a putative worldwide class (excluding members of the settlement class of similar actions previously filed against the Company and its subsidiaries). These actions have been consolidated into a single action. The plaintiffs claim that the Company, Western Union and Orlandi Valuta impose an undisclosed “charge” when they transmit consumers’ money by wire either from the United States to international locations or from international locations to the United States, in that the exchange rate used in these transactions is less favorable than the exchange rate that Western Union and Orlandi Valuta receive when they trade currency in the international money market. Plaintiffs further assert that Western Union’s failure to disclose this “charge” in the transactions violates 18 U.S.C. section 1961 et seq. and state deceptive trade practices statutes, and also asserts claims for civil conspiracy. The plaintiffs seek injunctive relief, compensatory damages in an amount to be proven at trial, treble damages, punitive damages, attorneys’ fees, and costs of suit. The parties to this action reached a proposed settlement of all claims that includes the following: (1) Western Union (and, with respect to money transfer transactions from the U.S. other than California to Mexico, Orlandi Valuta) will issue coupons for discounts on future international money transfer transactions to customers who transferred money from the U.S. to certain countries other than Mexico between January 1, 1995 and approximately June 30, 2000 (for certain services, Western Union will issue coupons for transactions conducted as late as December 31, 2001), from anywhere in the U.S. other than California to Mexico between September 1, 1999 and June 30, 2000 (again, for certain services, Western Union will issue coupons for transactions conducted as late as December 31, 2001), from countries other than Canada to the U.S. between January 1, 1995 and June 30, 2000, and from Canada to the U.S. between January 1, 1995 and approximately July 31, 2002; (2) injunctive relief requiring Western Union and Orlandi Valuta to make additional disclosures regarding their foreign exchange practices; and (3) reasonable attorneys’ fees, expenses and costs as well as the costs of settlement notice and administration. A small number of class members filed objections to or requests for exclusion from the proposed settlement. The Court held a fairness hearing on April 9, 2004 and granted final approval of the settlement on October 19, 2004. The time period during which objectors may appeal has not yet expired. If an appeal is taken and the approval of the settlement is reversed on appeal, the Company intends to vigorously defend this action.

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

On August 11, 2004, the Court denied Visa’s Motion to Dismiss the Company and its two subsidiaries’ counterclaim. The Company amended the counterclaim on August 13, 2004 and on September 3, 2004 the Court entered an order vacating all deadlines and setting the close of fact and expert discovery in April 2005.

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

On July 2, 2004, Pamela Brennan, Terry Crayton, and Darla Martinez filed a class action complaint on behalf of themselves and all others similarly situated in the United States District Court for the Northern District of California against the Company, its subsidiary Concord EFS, Inc., and various financial institutions. Plaintiffs claim that the defendants have violated antitrust laws by conspiring to artificially inflate foreign ATM fees that were ultimately charged to ATM cardholders. Plaintiffs seek a declaratory judgement, injunctive relief, compensatory damages, attorneys’ fees, costs and such other relief as the nature of the case may require or as may seem just and proper to the court. Five similar suits were filed in July, August and October 2004, two in the Central District of California (Los Angeles), two in the Southern District of New York, and one in the Western District of Washington. The Plaintiffs have sought to refer these cases to the Panel on Multidistrict Litigation (“MDL”) for a determination of where they should go forward.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

While the MDL panel has not yet ruled on this referral, the court in New York has ordered that the two cases filed in that jurisdiction should be transferred to the Northern District of California. The Company intends to vigorously defend these actions.

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

Note 9: Assets Held for Sale and Discontinued Operations

On February 26, 2004, FDC completed the acquisition of Concord. Prior to the merger, on December 15, 2003, the Company announced an agreement with the DOJ that allowed the Company to complete its merger with Concord. The Company agreed to divest its 64% ownership of NYCE, an electronic funds transfer network. The Company completed the sale of NYCE on July 30, 2004 to Metavante Corporation for the purchase price of $610.0 million, of which $389.6 million is the Company’s share. In May 2004, prior to the announcement of the potential sale, NYCE declared and paid a $40.0 million dividend to its shareholders of which the Company received $25.5 million in cash.

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

Included in the discontinued operations calculation is allocated interest in accordance with EITF No. 87-24 “Allocation of Interest to Discontinued Operations” of $0.3 million and $2.3 million for the three and nine months ended September 30, 2004, respectively and $1.5 million and $4.3 million for the comparable periods in 2003. The majority of NYCE operations were historically included in the Merchant Services segment.

The following table presents the summarized results of NYCE’s operations (in millions):

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
Revenue	$13.4	$36.5	$88.1	$106.3
Expenses *	8.8	22.8	62.4	77.2

Income before income taxes	4.6	13.7	25.7	29.1
Income taxes	1.8	5.1	11.4	10.9
Minority interest, net of tax	(1.1)	(3.3)	(6.9)	(7.4)
Gain on sale of NYCE, net of taxes of $9.9 **	—	—	—	—

Income from discontinued operations	$1.7	$5.3	$7.4	$10.8

*	Included in expenses is amortization of the intangibles based on the 2001 purchase price and allocated interest as noted above.
**	The amount of the potential gain upon the sale of NYCE in excess of the income taxes of $9.9 million has been deferred.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table presents the assets and liabilities as of December 31, 2003 (in millions).

Assets:
Cash and cash equivalents	$67.8
Accounts receivable, net of allowance for doubtful accounts	13.0
Property and equipment, net of accumulated depreciation	11.6
Goodwill	309.9
Other intangibles, net of accumulated amortization	96.3
Other assets	4.7

Total assets held for sale	$503.3

Liabilities:
Accounts payable and other liabilities	$135.4
Borrowings	1.1

Total liabilities related to assets held for sale	$136.5

Note 10: Employee Benefit Plans

The following table provides the components of net periodic benefit expense for the Company’s pension plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2004	2003	2004	2003
Service costs	$2.6	$1.9	$7.9	$5.6
Interest costs	14.5	13.7	43.3	41.1
Expected return on plan assets	(15.7)	(17.7)	(46.1)	(53.2)
Amortization	2.3	5.2	7.0	15.7

Net periodic benefit expense	$3.7	$3.1	$12.1	$9.2

The Company estimates the pension plan contribution for 2004 to be between $55 million and $60 million, of which $42.6 million was contributed to the domestic plans and $9.9 million was contributed to the foreign plan, for a total contribution of $52.5 million as of September 30, 2004. On August 1, 2004 the Company introduced a Defined Contribution Pension Plan for employees in the United Kingdom. As of that date all new employees who elect to participate must contribute to the Defined Contribution Plan. Existing employees as of August 1, 2004 were allowed to make a one-time election to participate in either the Defined Contribution Plan or the Defined Benefit Plan.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ITEM 2.

Business Overview

First Data Corporation (“FDC” or “the Company”), with headquarters in Greenwood Village, Colorado, operates electronic commerce and payment services businesses that serve approximately 3.5 million merchant locations, 1,400 card issuers, and millions of consumers. FDC operates in three business segments: Payment Services, Merchant Services and Card Issuing Services. As discussed in more detail below, the Company completed its merger with Concord EFS, Inc. (“Concord”) on February 26, 2004 and aligned the operations of Concord into each of the Company’s three segments. In the second quarter 2004, the Company purchased Cashcard Australia Limited (“Cashcard”) and in the third quarter purchased Delta Singular Outsourcing Services S.A. (subsequently renamed “First Data Hellas”). During the first quarter 2004 the Company sold its 67% interest in Global Cash Access (“GCA”), and in the third quarter the Company sold its 64% interest in NYCE Corporation (“NYCE”).

During first quarter 2004, the Company realigned certain components of historical segment operations and reclassified prior period results to reflect these realignments. The realignment resulted in the Emerging Payments segment being moved into All Other and Corporate. A brief description of each segment’s operations, after the above noted actions, is provided below. For a detailed discussion of the Company’s segments prior to the above noted realignments, the businesses within each segment, the business strategies of the Company and each segment, the business trends affecting the Company and certain risks inherent in the Company’s business, see Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Alignment of Concord and other acquired operations

Concord’s operations were assigned to FDC’s existing segments based on the services provided and the customer bases served. Concord’s merchant acquiring business and its risk management services, which are provided through the majority-owned subsidiary Primary Payment Systems (“PPS”), are included in the Merchant Services segment. Concord’s prepaid stored-value card and transportation-related payment services businesses were assigned to the Payment Services segment. The STAR® services and related network businesses were allocated between the Merchant Services and Card Issuing Services segments based upon whether the service was provided in an acquiring or issuing capacity. Services provided to acquirers and merchants are included in the Merchant Services segment, and services provided to issuers, which primarily are financial institutions and their cardholders, are included in the Card Issuing Services segment. The following illustrative example is provided to assist in understanding the alignment of STAR network revenues between the Merchant Services and Card Issuing Services segments but does not represent the entirety of the services provided by the Company in either segment:

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

The Cashcard and First Data Hellas operations were allocated to the Merchant Services and Card Issuing Services segments on the same basis as the Concord operations discussed above. A majority of Cashcard operations are assigned to the Merchant Services segment, with the remainder assigned to the Card Issuing Services segment. A majority of First Data Hellas operations are assigned to the Card Issuing Services segment, with the remainder assigned to the Merchant Services segment.

Payment Services Segment

In the first quarter 2004, the Payment Services segment was realigned by moving data processing services provided to outside customers to the Card Issuing Services segment. These outsourcing services were realigned because they are more reflective of the outsourcing services provided by Card Issuing Services. Additionally, Concord’s transportation-related payment services operations and prepaid stored-value card operations are now included in the Payment Services segment.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

A brief explanation of the segment’s service offerings is presented below.

•	Consumer-to-consumer money transfer—Provides money transfer services to people who periodically need to send or receive cash quickly in emergency situations or to send funds to family and friends in other locations.

•	Consumer-to-business bill payment services—Provides services that facilitate transferring payments from consumers to utility companies, collection agencies, finance companies, mortgage lenders and other billers.

•	Official checks and money orders—Issues official checks that serve as an alternative to a bank’s own disbursement items such as cashier’s or bank checks, and sells money orders through an agent network of financial institutions and other entities.

•	Prepaid services—Develops, implements and manages prepaid stored-value card issuance and processing services for retailers (e.g., gift cards), and provides prepaid phone top-up services. Concord had similar prepaid stored-value operations that are now included within this service offering.

•	Transportation-related payment services—Provides payment processing, settlement and specialized reporting services for trucking companies and owns and operates automated teller machines (“ATM”) at truck stops. These services previously were part of Concord and are included with the Payment Services segment due to similarities in distribution channels. Currently, Western Union has agents located in truck stops and other locations where transportation services customers obtain cash and pay for fuel and other travel expenses.

Merchant Services Segment

On March 9, 2004, the Company sold its 67% interest in GCA, which comprised the Merchant Services segment’s “gaming services.” GCA’s historic operating results have been removed from the Merchant Services segment results. The GCA operating results from January 1, 2004 to March 9, 2004 and for 2003 are included in the Consolidated Statements of Income and are presented as a divested business for purposes of segment reporting on a retroactive basis. The segment was realigned further by moving royalty income from Merchant Services into All Other and Corporate. The royalty income was realigned to conform with management responsibility and its association with voice center technology, which resides in All Other and Corporate. Additionally, Concord’s merchant acquiring business, and services provided as part of an acquiring activity in STAR’s debit network operations, are now included in the Merchant Services segment.

A brief explanation of the segment’s service offerings is presented below.

•	Merchant acquiring—Facilitates merchants’ ability to accept credit and debit cards by authorizing, capturing and settling merchants’ credit, debit, stored-value and loyalty card transactions. Also provides POS devices and other equipment necessary to capture merchant transactions. A majority of these services are offered through joint ventures or similar alliance arrangements with major financial institutions. This service offering now includes Concord’s merchant acquiring business, which provides similar payment processing and settlement as described above.

•	Check verification and guarantee services—Using the Company’s proprietary database system, verifies that a check writer does not have a history of writing bad checks, or guarantees that approved checks presented to merchants for payment will be collectible. These services now include Concord’s risk management services product suite, offered largely through PPS, which provides software, information and analysis to assist in deposit, payment, and identity fraud prevention and reduction.

•	Network acquiring and processing services—Provides ATM processing, STAR network access, and acquired debit card transaction processing services such as authorization and settlement for acquirers. Most of these services are provided through STAR and related network businesses acquired as part of the Concord merger. NYCE provided similar services prior to its sale on July 30, 2004. The results for NYCE are recorded in the Consolidated Statements of Income as part of discontinued operations, and therefore are excluded from segment results.

Card Issuing Services Segment

As noted above, in the first quarter of 2004, data processing services provided to outside customers that previously were reported as part of the Payment Services segment were moved to the Card Issuing Services segment. These outsourcing services were realigned because they are more reflective of the outsourcing services provided by Card Issuing Services. Additionally, STAR’s network operations responsible for providing issuer-related services are now included in this segment.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

A brief explanation of the segment’s service offerings is presented below.

•	Credit and retail card processing—Provides credit and retail card processing outsourcing services to financial institutions and other issuers of cards. Such services include account maintenance, transaction authorizing and posting, statement generation and printing, card embossing, fraud and risk management services and settlement.

•	Debit network issuing and processing services—Provides STAR network access, ATM/debit and signature debit card processing services, such as transaction routing, authorization, card embossing and settlement for issuers.

•	Card processing software—Licenses and provides maintenance for the Company’s VisionPLUS card processing software to financial institutions, retailers and third-party processors primarily in international markets.

All Other and Corporate

As noted above, All Other and Corporate was realigned by moving the royalty income from Merchant Services into All Other and Corporate. The royalty income was realigned to conform with management responsibility and its association with voice center technology residing in All Other and Corporate. This category also includes Teleservices, a provider of voice-center services to telecommunications and financial services industries, and First Data Voice Services, a provider of Interactive Voice Response (“IVR”) services. All Other and Corporate now includes the eONE Global L.P. (“eONE”) operations previously reported as the Emerging Payments segment. This realignment was made as a result of the Company’s strategic plan of reducing the emphasis on this business. The Company holds a majority ownership interest of approximately 75% in eONE and its subsidiaries. eONE is focused on identifying, developing, commercializing and operating emerging payment systems and related software and services in two areas: government payments, primarily facilitating electronic tax and other payments, tax calculations and reporting; and mobile payments, developing mobile payments software and processing services.

Business Developments

On February 26, 2004, FDC completed the acquisition of Concord. Prior to the merger, on December 15, 2003, the Company announced an agreement with the DOJ that allowed the Company to complete its merger with Concord. The Company agreed to divest its 64% ownership of NYCE, an electronic funds transfer network. The Company completed the sale of NYCE on July 30, 2004 to Metavante Corporation for the purchase price of $610.0 million, of which $389.6 million was the Company’s share. These proceeds net of related expenses, including taxes that became due upon the sale of NYCE, approximate the Company’s carrying value of its investment in NYCE and are subject to potential adjustments contemplated in the agreement which will be determined at the end of 2005. For presentation purposes, NYCE is considered a discontinued operation. Therefore, it is excluded from current and prior year operating results and presented in the discontinued operations line on the Consolidated Statements of Income.

On March 9, 2004, the Company sold its 67% ownership interest in GCA, which resulted in net proceeds of $435.6 million and a pretax gain of $263.8 million. GCA’s results of operations remain part of the Company’s consolidated continuing results due to FDC receiving cash flows from GCA from continuing business relationships. For segment reporting purposes, GCA is presented as a divested business, with Merchant Services segment revenue and operating profit excluding GCA. The 2003 Merchant Services segment results were restated to exclude GCA revenue and operating profit.

Since the closing of the Concord transaction on February 26, 2004, more than 350 STAR contracts were established or renewed between STAR and its member banks, the most significant of which were Union Bank of California, Washington Mutual and Bank of America. Additionally, STAR renewed its relationship with CO-OP Network®, the nation’s largest credit union electronic funds transfer network, for CO-OP to market STAR PIN-debit services to its credit union members. A 2004 revenue decline of approximately $30 million from Concord’s historical results is expected due to the deconversion of Wachovia Bank, which was deconverted in second quarter 2004, and Wells Fargo Bank which was deconverted in July 2004. The Company will experience several more deconversions over the next 12 months. As part of the renegotiations of the Concord purchase price in December 2003, the Company estimated the impact of anticipated terminated contracts, including Wells and Wachovia, at approximately $100 million of Concord’s historic annualized revenue, and to date has experienced less than this amount.

During the first nine months of 2004, the Company expended nearly $2.7 billion to repurchase a total of 63.0 million FDC shares. In the second quarter of 2004, the Company’s board authorized an additional $2.0 billion under the stock repurchase plan. The Company has $452 million remaining under the $2 billion authorization as of September 30, 2004. On October 13, 2004, the Company announced an additional $1.5 billion share repurchase program. During October 2004, the Company repurchased 8.2 million FDC shares, for $329.5 million.

First Data Government Solutions, LP (formerly govONE Solutions, LP) (“FDGS”), a subsidiary of eONE, provides electronic tax processing services as a subcontractor for a partner bank, which has contracted with the U.S. Department of the Treasury Financial Management Service (“FMS”) to be a provider of the Electronic Federal Tax Payment System (“EFTPS”). Historically, FDGS has been one of two providers of such services. In March 2004, FDGS and its partner bank were informed that FMS intended to contract with them to be the single provider of EFTPS services based on proposed new terms submitted by FDGS and its partner bank. FDGS expects to transition the services from the other provider in the fourth quarter 2004.

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

In the first quarter of 2004, Peoples Bank and Bank of America notified the Company of their intention to deconvert the Peoples and FleetBoston card processing portfolios, respectively. Approximately 1.6 million credit card accounts related to Peoples were deconverted in the third quarter of 2004 and approximately 12 million credit card accounts related to FleetBoston are expected to be deconverted in the first quarter of 2005. These developments are a result of the Bank of America and FleetBoston merger and the Royal Bank of Scotland’s acquisition of the Peoples bankcard portfolio, which are part of the financial institution consolidation trend previously identified by the Company. In addition, approximately 6 million HSBC international accounts are expected to deconvert in the first quarter of 2005. In the third quarter and October 2004, the Company and Bank of America signed several new agreements. One covers a portion of Bank of America’s on-line point-of-sale business by which the STAR Network will begin to process PIN-secured debit transactions for a portion of Bank of America’s portfolio. In addition, a majority of Bank of America ATMs will continue to participate in the STAR Network. Additional services such as remittance processing, plastics, card activation services, and risk management services will be provided for Bank of America. The Card Issuing Services and Merchant Services segments primarily will benefit from these agreements.

As previously disclosed regarding the Card Issuing Services segment, Bank One Corp. notified the Company of its intent to not renew its contract for processing services. After closing its acquisition of Bank One, JPMorgan Chase also notified the Company of its intent to move its card processing business from the Company’s system. Approximately 25% of the 43 million Bank One accounts were deconverted in the third quarter with the remaining deconverted in October 2004. The Company expects JPMorgan Chase’s 38 million accounts to deconvert by mid-2005. For the third quarter ended September 30, 2004, JPMorgan Chase and Bank One combined transaction and processing revenue and reimbursable postage revenue represented approximately 10.0% and 7.0%, respectively, of the Card Issuing Services segment’s total revenue. JPMorgan Chase and Bank One combined transaction and processing revenue and reimbursable postage revenue represented approximately 2.5% and 2.0%, respectively, of FDC’s total revenue for the third quarter ended September 30, 2004.

The Card Issuing Services segment will process additional accounts for GE based on new business agreements GE recently signed with Dillards and Mervyns. These portfolios will be converted in the next three to six months.

On September 16, 2004, the Company issued $450 million of 3.90% senior notes due October 1, 2009 and $550 million of 4.85% senior notes due October 1, 2014. The Company received net proceeds of $447.8 million and $547.6 million from these issuances respectively, which were used to repay a portion of outstanding commercial paper and for general corporate purposes.

2004 Acquisitions

On February 26, 2004, the Company completed its merger with Concord. A description of Concord’s operations and how they have been aligned with FDC’s businesses is discussed above in the “Business Overview” section. To complete the transaction pursuant to the exchange ratio of 0.365 FDC common shares for every Concord common share, FDC issued 169.8 million shares of FDC common stock to Concord shareholders, and the outstanding Concord options were converted to options to purchase 20.5 million shares of FDC common stock. This consideration equated to an approximate purchase price, including acquisition-related costs, of $6.9 billion. Upon completion of the merger, based on the number of FDC and Concord shares and stock options outstanding on February 26, 2004, FDC’s stockholders immediately subsequent to the merger owned approximately 81% of FDC’s outstanding shares on a fully diluted basis, and Concord’s former shareholders owned approximately 19%. The merger qualified as a tax-free reorganization, allowing Concord shareholders to defer any gain on their shares for U.S. income tax purposes.

Since the completion of the merger in February 2004, the Company has begun executing numerous initiatives to integrate Concord into FDC and reorganize existing FDC businesses as a result of evaluation of all aspects of the newly combined organization. The initiatives include consolidation of data centers and facilities, products and services and administrative functions. Major initiatives that have begun include the consolidation of the First Data PayPoint and Concord BUYPASS businesses to provide functionality at the point of sale, while reducing cost of delivery. Another major initiative includes the consolidation of Concord’s network settlement functions in Maitland, Florida into the Wilmington, Delaware platform. Several smaller operations are similarly in the process of being merged into other existing operations, such as call centers and network settlement functions.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

The costs of closing FDC’s operations and the related severance are charged to operations. In the first nine months of 2004 this totaled $2.3 million and was comprised entirely of severance recorded in the restructuring line item of the Consolidated Statements of Income. Additionally, during the three and nine months ended September 30, 2004 the Company recognized expenses of approximately $21.0 million and $49.0 million, respectively, related to integration and reorganization efforts recorded in the cost of services; selling, general and administrative; and impairment line items of the Consolidated Statements of Income. These expenses relate to the cost of personnel that have been assigned to work exclusively on the integration plus the allocation of a portion of the cost of certain Company personnel that have not been exclusively dedicated to the integration. Additionally, these expenses include certain internal and contract system development costs, facilities costs and expenses associated with the reorganization. Certain costs associated with the closing of former Concord facilities and severing former Concord employees are being recorded as liabilities assumed in purchase accounting while other costs associated with Concord employees, such as stay bonuses and enhanced severance are expensed in operations and captured as an integration cost. As of September 30, 2004, $61.9 million of restructuring charges were recorded as liabilities assumed in purchase accounting, of which $13.8 million related to severance and $48.1 million related to facility closure.

In April 2004, the Company acquired 100% of Cashcard, a provider of ATM services in the Australian marketplace, for approximately $260 million in cash and assumed debt. The transaction facilitated FDC’s entry into the Australian merchant ATM deployment market. The transaction creates opportunities for FDC and Cashcard clients, expanding the delivery of services such as credit and debit POS processing, deployment of merchant ATMs, check authorization and money transfer. A majority of Cashcard’s operations are assigned to the Merchant Services segment, with the remainder assigned to the Card Issuing Services segment. During 2003, Cashcard generated approximately $65 million in revenue on a calendar-year basis.

In June 2004, the Company purchased the remaining TASQ Technology Inc. (“TASQ”) minority interest holder’s 10% share for $34.8 million.

On July 26, 2004, the Company acquired Delta Singular Outsourcing Services S.A. (subsequently renamed “First Data Hellas”), the former payment processing and outsourcing division of Delta Singular S.A., located in Greece, for approximately $320 million in cash. First Data Hellas provides payments processing and outsourcing services including card processing, ATM and point of sale driving and call center support. Through First Data Hellas, the Company will provide payment processing and outsourcing services to existing First Data Hellas clients, the largest being Alpha Bank. Alpha Bank, which is a major issuer of VISA cards and the exclusive issuer of American Express cards in Greece, is the second largest private commercial bank in Greece. First Data Hellas entered into a 10-year contract at the time of acquisition to continue to provide payment processing services to Alpha Bank. The Company anticipates the acquisition will create additional payment services opportunities in the Greek, Middle Eastern and European markets. The majority of First Data Hellas’ operations will be assigned to Card Issuing Services segment, with the remainder assigned to the Merchant Services segment. During the calendar year 2003, First Data Hellas generated approximately $60 million in revenue.

In July 2004, the Company purchased a 30% equity interest in Angelo Costa, S.p.A., one of Western Union’s money transfer agents in Italy, with a network of nearly 3,000 locations throughout the country. In addition to money transfer services the agent provides other financial services to consumers including prepaid telecom services and prepaid debit cards. Italy is one of Western Union’s largest money transfer markets outside the U.S.

Results of Operations

The following discussion for both results of operations and segment results refers to the three and nine-month periods ended September 30, 2004 versus the same periods in 2003. As discussed above in “Business Overview,” results of operations for prior periods have been reclassified to reflect the segment realignments and Concord results of operations from the February 26, 2004 acquisition date. Consolidated results should be read in conjunction with segment results, which provide more detailed discussions concerning certain components of the Consolidated Statements of Income. All significant intercompany accounts and transactions have been eliminated, including the operations between the former Concord businesses and FDC. Due to the on schedule Concord integration of the sales forces and systems, certain transaction types historically processed by FDC are now being processed by the former Concord operations; with the same being true of historic Concord transaction types being processed by FDC. In the following discussion of the consolidated and segment results of operations, the growth rates identified as excluding acquisitions and dispositions are approximations of what operations may have been had the acquisitions and dispositions not occurred. Note that the revenue and transaction growth rates are only approximations and are provided to illustrate a general indicator of the impact of acquisitions and dispositions. Additionally, the Company can not provide a reasonable estimate of Concord’s impact on expenses, and therefore operating profit, since many of the functions previously performed by Concord employees are now being performed by FDC employees.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Consolidated Results

	Three Months Ended September 30,			% of Total Revenue	Change
(in millions)	2004	% of Total Revenue	2003		Amount	%
Revenues:
Transaction and processing service fees	$2,240.0	88%	$1,800.5	86%	$439.5	24%
Investment income, net	8.9	—	37.7	2%	(28.8)	(76)%
Professional services	21.8	1%	23.6	1%	(1.8)	(8)%
Software licensing and maintenance	13.5	1%	14.0	—	(0.5)	(4)%
Product sales and other	106.2	4%	83.1	4%	23.1	28%
Reimbursable postage and other	145.5	6%	144.2	7%	1.3	1%

	$2,535.9	100%	$2,103.1	100%	$432.8	21%

Expenses:
Cost of services	$1,299.9	51%	$1,073.7	51%	$226.2	21%
Cost of products sold	54.2	3%	53.2	2%	1.0	2%
Selling, general and administrative	384.1	15%	328.4	16%	55.7	17%
Reimbursable postage and other	145.5	6%	144.2	7%	1.3	1%
Other operating expenses, net	31.6	1%	34.7	2%	(3.1)	(9)%

	$1,915.3	76%	$1,634.2	78%	$281.1	17%

	Nine Months Ended September 30,			% of Total Revenue	Change
(in millions)	2004	% of Total Revenue	2003		Amount	%
Revenues:
Transaction and processing service fees	$6,384.5	87%	$5,236.8	85%	$1,147.7	22%
Investment income, net	105.8	1%	105.8	2%	—	—
Professional services	70.4	1%	74.6	1%	(4.2)	(6)%
Software licensing and maintenance	45.5	1%	37.4	1%	8.1	22%
Product sales and other	278.4	4%	247.0	4%	31.4	13%
Reimbursable postage and other	438.8	6%	454.9	7%	(16.1)	(4)%

	$7,323.4	100%	$6,156.5	100%	$1,166.9	19%

Expenses:
Cost of services	$3,767.7	51%	$3,126.8	51%	$640.9	20%
Cost of products sold	158.7	2%	152.6	3%	6.1	4%
Selling, general and administrative	1,160.2	16%	1,009.2	16%	151.0	15%
Reimbursable postage and other	438.8	6%	454.9	7%	(16.1)	(4)%
Other operating expenses, net	115.7	2%	34.7	1%	81.0	233%

	$5,641.1	77%	$4,778.2	78%	$862.9	18%

Operating revenues overview

The increase in total revenues was driven by all reported segments experiencing positive revenue growth in the three and nine months ended September 30, 2004, due to increased transactions and card accounts on file, including the addition of Concord from the February 26, 2004 merger date. The Concord related revenues for third quarter 2004 reflect virtually a full quarter of the impact of the loss of the Wells and Wachovia business, mentioned above in “Business Developments”. The following provides highlights of revenue growth while a more detailed discussion is included in the Segment Results section below:

•	The Payments Services and Merchant Services segments combined account for 77% and 81% for the three and nine months ended September 30, 2004, respectively, of the increase in transaction and processing service fees. Excluding the impact of acquisitions, the majority of which is attributed to Concord, and dispositions before their respective anniversary dates, consolidated transaction and processing service fee revenue grew approximately 9% for the three and nine months ended September 30, 2004. The Payment Services segment had an increase of approximately 33,000 worldwide Western Union agent locations as of September 30, 2004 when compared to September 30, 2003, thereby increasing the number of locations available for money transfers to approximately 202,000 locations. These additional agent locations, incremental marketing investments and increased money transfers at mature locations contributed to increased transaction volume internationally and domestically. The Merchant

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Services segment experienced revenue and transaction growth as a result of the acquisition of Concord, increased debit network fees, international operations, and the continued penetration into debit markets as consumers replace cash and check transactions with debit and credit transactions. The Company anticipates these positive revenue and transaction growth trends will continue in future periods, although at a slower rate after the anniversary of the Concord acquisition in the first quarter 2005.

•	Substantially all investment income relates to the Payment Services segment’s official check business. Investment income was impacted by changes in interest rates over the same periods last year, portfolio yields, and reduced gains realized upon liquidation of certain portfolio assets in the third quarter of 2004. Investment income is expected to continue to decline in the fourth quarter of 2004 and into 2005, when compared to prior periods.

•	The increase in product sales and other revenue for the three months ended September 30, 2004 over the comparable 2003 results is attributable primarily to Concord terminal operations in the Merchant Services segment and contract termination fees in the Card Issuing Services segment. The 2004 year-to-date results also increased over 2003 due to Concord terminal operations and the first three months of TeleCash’s revenue before the anniversary of its March 2003 acquisition. Partially offsetting this growth for the nine months ended September 30, 2004 is less royalty income and a gain on the sale of a merchant portfolio of approximately $20.3 million recognized in the second quarter 2003 in the Merchant Services segment without a comparable sale in 2004.

•	Reimbursable postage and other revenue and the offsetting expense represent postage, telecommunications and similar costs passed to customers. Revenue and the corresponding expense declines are due to deconverted clients and volume declines in the subprime market, partially offset by new business during the nine months ended September 30, 2004 in the Card Issuing Services segment. These declines are expected to continue during 2004 due to the remaining portion of Bank One accounts on file deconverting in the fourth quarter.

Operating expenses overview

Operating expenses, which include cost of services; cost of products sold; and selling, general and administrative expenses, remained relatively constant as a percentage of revenue. The increase in the dollar amount of total operating expenses resulted from growth in the Company’s core businesses and acquisitions.

•	The cost of services increase related to Western Union agent commissions, which increased in proportion to increased revenue; debit network fees; and depreciation and amortization on the Concord fixed and intangible assets.

•	The increase in cost of products sold is attributable to the first quarter 2003 and 2004 acquisitions of TeleCash and Concord, respectively, in the Merchant Services segment.

•	Selling, general and administrative expenses remained relatively consistent as a percentage of revenue due to the Company’s ability to leverage its overhead costs and shared services functions (e.g. accounting, payroll, legal etc.) as acquisitions continued to be integrated, as well as focused expense management. Selling, general and administrative expenses increased due to the acquisitions of Concord, Cashcard and First Data Hellas; increased marketing and advertising in Western Union markets; and other items associated with the growth of the Company.

Other operating expenses, net

Other operating expenses related to restructuring charges, impairment charges and litigation and regulatory settlements were $31.6 million and $34.7 million for the three months ended September 30, 2004 and 2003, respectively, and $115.7 million and $34.7 million for the nine months ended September 30, 2004 and 2003, respectively. A $25.0 million charge related to TeleCheck Services, Inc. (“TeleCheck”), as referenced in “Other” below, was included for the nine months ended September 30, 2004.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

2004 Activities

The Company recorded restructuring charges, impairment charges, litigation and regulatory settlements and other, during the three and nine months ended September 30, 2004. A summary of pretax benefits (charges), incurred by segment, is as follows:

	Pretax Benefit (Charge)
(in millions) Three months ended September 30, 2004	Payment Services	Merchant Services	Card Issuing Services	All Other and Corporate	Totals
Restructuring charges	$(0.1)	$(0.8)	$(13.3)	$(0.2)	$(14.4)
Restructuring accrual reversals	—	—	0.2	0.1	0.3
Impairments	(0.4)	(0.1)	—	—	(0.5)
Litigation and regulatory settlements	—	(17.0)	—	—	(17.0)

Total pretax charges, net of reversals	$(0.5)	$(17.9)	$(13.1)	$(0.1)	$(31.6)

	Pretax Benefit (Charge)
(in millions) Nine months ended September 30, 2004	Payment Services	Merchant Services	Card Issuing Services	All Other and Corporate	Totals
Restructuring charges	$(3.0)	$(4.9)	$(20.7)	$(24.0)	$(52.6)
Restructuring accrual reversals	0.4	0.1	1.1	0.1	1.7
Impairments	(0.8)	(1.1)	—	(5.5)	(7.4)
Litigation and regulatory settlements	—	(32.4)	—	—	(32.4)
Other	—	(25.0)	—	—	(25.0)

Total pretax charges, net of reversals	$(3.4)	$(63.3)	$(19.6)	$(29.4)	$(115.7)

Restructuring charges

The restructuring charges were comprised of severance totaling $14.3 million and facility closures totaling $0.1 million for the three months ended September 30, 2004 and severance totaling $45.9 million and facility closures totaling $6.7 million for the nine months ended September 30, 2004. Severance charges resulted from the termination of approximately 230 and 715 employees across the organization for the three and nine months ended September 30, 2004, respectively, representing all levels of employees and approximately 1% and 2%, respectively, of the Company’s workforce. The Company expects savings related to these restructurings of approximately $29 million in 2004 and approximately $53 million in 2005. The following describes the nature and timing of the restructuring plans by segment:

•	Payment Services’ severance costs in the first quarter of 2004 resulted from the consolidation of various international functions into Dublin, Ireland. The restructuring plan was completed in the first quarter of 2004. Charges also were incurred in the second quarter of 2004 related to the lease termination of a facility that is being restructured and combined with another FDC facility. This restructuring plan was completed in the second quarter of 2004. No additional restructuring charges are expected to be incurred related to these plans.

•	Merchant Services’ severance charges resulted from the planned closure of certain FDC locations, including a Cardservice International, Inc. (“CSI”) call center, a TeleCheck data center and a PayPoint Electronic Payment Systems (“PayPoint”) debit processing center and elimination of certain positions as a result of the Company’s reorganization done in conjunction with the Concord integration. For all the above noted plans the restructuring charges were incurred in the first and third quarters of 2004 except for the CSI and PayPoint plans which were completed in the second quarter of 2004. Severance charges also were incurred in the first quarter of 2004 related to the continued integration of international support functions between the Merchant Services and Card Issuing Services segments that began in 2003. This restructuring plan was completed in the first quarter of 2004. Additionally, in connection with the dissolution of a joint venture, the Company paid for the severance of joint venture employees. No additional restructuring charges are expected to be incurred relating to these plans.

•	Card Issuing Services’ severance charges resulted from the integration of international support functions with Merchant Services as noted above in the first quarter of 2004 and the ongoing initiative to streamline customer operations in Omaha, Nebraska in the second quarter of 2004. Charges also were incurred in the first quarter of 2004 related to the lease buyout of a facility in the United Kingdom after it was determined that the facility could not fulfill the Company’s needs. These international restructuring plans were completed in the first quarter of 2004, and the customer operations restructuring was completed in the second quarter. During the third quarter of 2004 severance charges were recognized as part of the ongoing initiative to streamline operations both domestically and internationally. The Company anticipates incurring additional costs in fourth quarter 2004 related to facility closures. Additional charges recognized in the third quarter resulted from the integration of international operations including the Cashcard acquisition and the associated effort to create operational efficiencies. Additional charges related to this restructuring plan may be incurred during the fourth quarter 2004 as the Company continues to evaluate the integration of Cashcard.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

•	All Other and Corporate charges related to severance resulting from the consolidation of certain administrative operations with Concord in the first quarter of 2004 and the restructuring of the purchasing and human resources departments in the second quarter of 2004. These plans were completed in the first, second and third quarters of 2004. No additional charges are expected to be incurred related to these plans. Additionally, there were a number of restructuring actions within eONE that occurred in the first and second quarters of 2004. In the first quarter of 2004, the eONE severance charges were a result of eONE’s decision to slow the rate of investment in certain product offerings due to market immaturity, controlling costs, and reductions of the overall management structure at eONE. Part of these severance charges included the elimination of several senior management positions. A charge related to certain of these senior managers also was incurred due to their right upon termination under certain circumstances to sell shares purchased at the time of eONE’s formation to eONE at the original purchase price. In the second quarter of 2004, the severance charges incurred were a result of the pending sale of an eONE business and cost reductions. Some of the restructuring plans were completed in the second quarter of 2004 with the remaining completed in the third quarter of 2004. Charges also were incurred in the second quarter of 2004 related to a Corporate facility lease in Georgia, as it was determined that the current facility could no longer fulfill the Company’s needs. The restructuring plan was completed in the second quarter of 2004. No additional charges are expected to be incurred related to these restructuring plans.

In the first quarter of 2004, the reversals related to changes in estimates regarding severance costs from the third quarter 2003 restructuring activities in the Payment Services segment. In the second quarter of 2004, the reversals related to changes in estimates for lease terminations and severance costs related to the third quarter of 2000 and third quarter of 2003 Card Issuing Services restructuring plans and the second quarter 2001 Payment Services segment restructuring plan. In the third quarter of 2004, the reversals related to changes in estimates regarding severance costs related to eONE restructuring plans.

The following table summarizes the Company’s utilization of restructuring accruals for the nine months ended September 30, 2004 (in millions):

	Employee Severance	Facility Closure
Remaining accrual at January 1, 2004	$17.9	$1.9
Expense provision	45.9	6.7
Cash payments and other	(39.6)	(7.1)
Changes in estimates	(0.9)	(0.8)

Remaining accrual at September 30, 2004	$23.3	$0.7

Impairments

The All Other and Corporate charges include the write-down of fixed assets and goodwill associated with facility closures which were part of the restructuring actions noted above of $2.2 million for the nine months ended September 30, 2004 and an impairment of Encorus software due to diminished demand for a product offering in the first quarter of 2004 of $3.3 million. The other Payment Services and Merchant Services segment charges related to the write-down of leasehold improvements associated with certain domestic restructuring activities and an impairment of software that is no longer being fully utilized due to system decisions influenced by the integration of Concord.

Litigation and regulatory settlements

Litigation charges of $17.0 million and $32.4 million were recorded for the three and nine months ended September 30, 2004, respectively, related to a lawsuit associated with a consolidated merchant alliance in the Merchant Services segment. Minority interest benefits of $8.1 million and $15.4 million related to these charges were recognized on the minority interest line in the Consolidated Statements of Income for the three and nine months ended September 30, 2004, respectively.

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

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

2003 Activities

	Pretax Benefit (Charge)
(in millions) Nine months ended September 30, 2003	Payment Services	Merchant Services	Card Issuing Services	All Other and Corporate	Totals
Restructuring charges	$(3.5)	$(6.7)	$(16.2)	$(4.0)	$(30.4)
Restructuring accrual reversals	0.5	0.7	0.3	—	1.5
Impairments	—	—	(0.8)	—	(0.8)
Litigation and regulatory settlements	—	(5.0)	—	—	(5.0)

Total pretax charges, net of reversals	$(3.0)	$(11.0)	$(16.7)	$(4.0)	$(34.7)

Restructuring charges

The restructuring charges were comprised of severance totaling $30.1 million and $0.3 million related to lease termination losses. Severance charges resulted from the termination of approximately 740 employees across the organization, representing all levels of employees and less than 3% of the Company’s workforce. The cost savings realized from these restructurings were approximately $15 million for 2003. The following describes the nature and timing of the restructuring plans by segment:

•	Payment Services’ charges related to severance costs associated with the rebalancing of resources from domestic operations to international operations. The restructuring plan was completed in the third quarter of 2003.

•	Merchant Services’ severance charges resulted from the consolidation of certain domestic sales and support functions and elimination of redundant positions in FDMS, TeleCheck, Cardservice International and TASQ. Severance charges also were incurred to integrate international support functions between the Merchant Services and Card Issuing Services segments. As part of the integration, lease termination losses were recognized due to the closure of a TeleCheck facility. The domestic and international restructuring plans were completed in the third quarter of 2003.

•	Card Issuing Services’ severance charges resulted from the streamlining of the domestic operations and realignment of operating expenses to address declining segment revenues. Charges also were incurred related to the integration of international support functions with Merchant Services as noted above. As part of this effort, a lease termination loss was recognized in the combination of facilities into one location in Australia. The domestic restructuring plans were completed in the third quarter of 2003, and international plans were completed in the fourth quarter of 2003.

•	All Other and Corporate severance charges resulted from the consolidation of Encorus Technologies (“Encorus”) operations, which resulted in the closure of the Leipzig, Germany facility. This consolidation was done in an effort to reduce fixed operating costs and to outsource software development activities. This portion of the restructuring plan, including additional charges related to the facility closure, was completed in the fourth quarter 2003. Charges also were incurred related to the combination of the BillingZone and Taxware operations under the Velosant structure. This portion of the restructuring plan was completed in the third quarter of 2003. Additional restructuring activities occurred in the first quarter of 2004 for these businesses. Additional charges were incurred related to the consolidation of certain human resource and payroll functions to the Denver and Omaha locations. The restructuring plan was completed in the third quarter of 2003.

Reversal of restructuring accruals

The Company reversed $1.5 million of prior period restructuring accruals. The change in estimate was due to the favorable resolution of a customer contract related to the discontinuance of the Payment Card Solutions operations which occurred in the second quarter 2001 and favorable terminations of lease agreements related to the third quarter 2000 Card Issuing Services segment restructuring.

Litigation and regulatory settlements

A litigation charge of $5.0 million was recorded related to a lawsuit associated with the Merchant Services segment.

Interest income

When compared to the same periods in 2003, interest income increased $6.0 million and $14.5 million for the three and nine months ended September 30, 2004, respectively, to $8.1 million and $19.3 million, respectively. The increases are due to earnings on the cash and investments acquired in the Concord merger.

Interest expense

Interest expense increased $6.3 million and $19.4 million for the three and nine months ended September 30, 2004, respectively, to $34.0 million and $96.1 million, respectively, over the same periods in 2003. This was a result of higher average debt levels and interest rates for the periods ending September 30, 2004 compared to the same periods in 2003, and the recognition of the unamortized discount associated with the 2% Senior Convertible Contingent Debt Securities called in the first quarter 2004.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Investment gains and losses, net

The Company recognized a net investment gain in the third quarter of 2004 resulting from the sale of a minority investment in VIPS Healthcare Information Systems (“VIPS”) having sold the majority interest in 1998. The sale of its remaining minority interest in VIPS was made pursuant to the 1998 sale agreement which required First Data to sell its retained interest upon the occurrence of specified events. Partially offsetting this gain in the third quarter and for the year-to-date 2004 were the write down of investments related to e-commerce businesses, the dissolution of a joint venture and the sale of other investments.

The Company recognized a net investment loss in the third quarter and for the year-to-date 2003 resulting from the write down of investments related to e-commerce businesses.

Divestitures,	net

The Company sold its 67% interest in GCA Holding, LLC, the parent holding company of GCA in March 2004. GCA is a supplier of cash access and customer relationship marketing technologies to the gaming industry. The sale resulted in net proceeds of $435.6 million and a pretax gain of $263.8 million.

During the three months ended March 31, 2004, the Company reversed divestiture accruals of $1.3 million due to the expiration of certain exposures.

Income taxes

FDC’s effective tax rates on pretax income from continuing operations were 26.9% and 26.8% for the three and nine months ended September 30, 2004, respectively, and 21.3% and 25.1% for the same periods in 2003, respectively. The calculation of the effective tax rate includes equity earnings in affiliates and minority interest in pretax income. The majority of minority interest and equity earnings relate to entities that are considered pass-through entities for income tax purposes. The 2003 effective tax rates reflect a reduction in income taxes previously accrued as a result of the expiration in the third quarter 2003 of the statutory examination period for a prior tax year.

Several factors affected the anticipated 27% effective tax rate for the third quarter 2004 noted in the second quarter 2004 Form 10-Q. First, an increase in the rate was due to FDC’s tax-exempt investment income representing a lesser portion of the Company’s pretax income and certain other items to a lesser extent. This was offset by a reduction of the tax rate of approximately 1% due to the reduction of income taxes previously accrued, which are no longer expected to be payable as a result of a tax election made in the third quarter of 2004.

Affecting the 2004 nine month period was the favorable resolution of federal research and development credits and state income tax issues totaling $29 million that were recognized in the second quarter 2004. Lower taxes on foreign sourced income also lowered the tax rate in 2004. These benefits partially were offset by FDC’s tax-exempt investment income representing a lesser portion of the Company’s pretax income, which was increased significantly by the inclusion of Concord, and the gain on the sale of GCA, which was taxed at a higher rate than the effective tax rate. The Company anticipates its income tax rate from continuing operations to be approximately 27% for the full year 2004.

Minority interest

The $4.0 million and $0.2 million decreases in minority interest expense for the three and nine months ended September 30, 2004, respectively, compared to the same periods in 2003 are attributable to the absence of the minority interest expense associated with GCA, which, as noted above, was sold in the first quarter 2004; the purchase of the TASQ minority interest in June 2004; minority benefits recognized due to the restructuring and impairment charges related to eONE businesses in the first quarter of 2004 and minority interest benefits of $15.4 million related to an anticipated settlement of a lawsuit recognized in the Merchant Services segment offset by increased income of consolidated merchant alliances.

Equity earnings in affiliates

The increase of $10.3 million and $14.8 million for the three and nine months ended September 30, 2004, to $46.2 million and $118.5 million, respectively, in equity earnings in affiliates is attributable to increased revenue and profit as a result of increased transaction volumes of certain merchant alliances.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Diluted earnings per share

Diluted earnings per share (“EPS”) from continuing operations increased 13% and 26%, or $0.06 and $0.34, to $0.54 and $1.66 for the three and nine months ended September 30, 2004, respectively, compared to the same periods in 2003. The increase is attributable to increases in net income resulting from items discussed above, most significantly the gain on sale of GCA. The buyback of 28.4 million and 63.0 million shares in the three and nine months ended September 30, 2004, respectively, and the additional income from Concord had an offsetting effect on the dilutive impact of the shares issued in connection with the merger.

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

Additionally, as discussed above in “Business Overview,” data processing services previously reported as part of the Payment Services segment were realigned to the Card Issuing Services segment. Royalty income, previously reported in the Merchant Services segment, was realigned to All Other and Corporate. Additionally, the operations of the previously reported Emerging Payments segment were combined with All Other and Corporate. For segment reporting purposes, GCA is presented as a divested business and excluded from the Merchant Services segment revenue and operating profit. Prior year segment results of operations were reclassified to reflect these realignments and the impact of GCA.

Payment Services Segment Results

	Three Months Ended September 30,				Change
(in millions)	2004	% of Segment Revenue	2003	% of Segment Revenue	Amount		%
Revenues:
Transaction and processing service fees	$953.7	94%	$827.2	90%	$126.5		15%
Investment income, net (a)	57.0	6%	90.4	10%	(33.4)		(37)%
Other revenues	5.5	—	4.2	—	1.3		31%

Total revenue	$1,016.2	100%	$921.8	100%	$94.4		10%

Operating profit (a)	$332.3		$321.2		$11.1		3%
Operating margin	33%		35%		(2.0	) pts
Key indicators:
Consumer-to-consumer money transfer transactions (b)	24.79		20.95		3.84		18%
Branded consumer-to-business transactions (c)	36.48		33.61		2.87		9%

	Nine Months Ended September 30,				Change
(in millions)	2004	% of Segment Revenue	2003	% of Segment Revenue	Amount		%
Revenues:
Transaction and processing service fees	$2,718.1	91%	$2,369.3	90%	$348.8		15%
Investment income, net (a)	251.8	9%	266.3	10%	(14.5)		(5)%
Other revenues	14.9	—	9.0	—	5.9		66%

Total revenue	$2,984.8	100%	$2,644.6	100%	$340.2		13%

Operating profit (a)	$1,001.8		$906.5		$95.3		11%
Operating margin	34%		34%		—
Key indicators:
Consumer-to-consumer money transfer transactions (b)	70.27		58.97		11.30		19%
Branded consumer-to-business transactions (c)	108.92		100.06		8.86		9%

(a)	For segment reporting purposes, Payment Services presents investment income and operating profit on a pretax equivalent basis (i.e., as if investment earnings on settlement assets, which are substantially all nontaxable, were fully taxable at FDC’s marginal tax rate). The revenue and operating profit impact of this presentation is eliminated in consolidation.
(b)	Consumer-to-consumer money transfer transactions consist primarily of North America (including Canada and Mexico) and international consumer-to-consumer money transfer services.
(c)	Branded consumer-to-business transactions consist primarily of Quick Collect, EasyPay, PhonePay, Paymap’s Just-in-Time and Equity Accelerator services, and E Commerce Group’s SpeedPay transactions directly processed by E Commerce Group.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Summary

•	Western Union money transfer revenues increased 13% for the three months ended September 30, 2004 over the same period in 2003 on transactions that increased 12% for the same period. Western Union money transfer revenues increased 14% for the nine months ended September 30, 2004 over the same period in 2003 on transactions that increased 13% for the same period.

•	Consumer-to-consumer revenue increased 16% and 17% for the three and nine months ended September 30, 2004, respectively. This growth was driven by increased transactions primarily generated by Western Union’s agent locations.

•	Consumer-to-business revenue declined 2% for the three and nine months ended September 30, 2004, over the same periods in 2003 as a result of the impact of decreases in Quick Collect revenues and transactions.

•	The former Concord transportation-related payment services and prepaid stored value card businesses contributed $17.3 million and $39.5 million to increased transaction processing service fee revenue for the three and nine months ended September 30, 2004.

•	Investment income was impacted by changes in interest rates over the same periods last year, portfolio yields, and changes in the amount of gains realized upon liquidation of certain portfolio assets.

•	Operating profit growth for the segment lagged revenue growth due to the impact of lower investment income levels.

Transaction and Processing Service Fee Revenue

Western Union Money Transfer

Western Union continued to focus on key strategies: expanding and diversifying global distribution, building the Western Union brand and enhancing the consumer experience, and leveraging channels and diversifying product offerings.

Western Union money transfer transactions, classified as either consumer-to-consumer or consumer-to-business, generated approximately $861 million, or 90%; and $764 million, or 92% of the Payment Services segment’s transaction and processing service fee revenues for the quarters ended September 30, 2004 and 2003, respectively. The remaining 10% and 8%, respectively, of Payment Services transaction and processing service fee revenues include prepaid services, fee-based component of official check, money order, remittance processing, Convenience Pay and transportation-related payment services business.

The following table illustrates the different components of Western Union money transfer revenue as a percentage of total Western Union money transfer revenue for the three and nine months ended September 30, 2004 and 2003.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Consumer-to-consumer
International	60%	56%	59%	55%
Domestic (including Canada)	18%	19%	18%	19%
Mexico	6%	7%	6%	7%
Consumer-to-business	16%	18%	17%	19%

Total	100%	100%	100%	100%

Consumer-to-consumer

The table below illustrates performance indicators for the consumer-to-consumer transaction processing business for the three and nine months ended September 30, 2004 and 2003.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Consumer-to-consumer money transfer transaction growth	18%	18%	19%	20%
Consumer-to-consumer money transfer revenue growth	16%	17%	17%	18%

Agent locations (end of period)	202,000	169,000

The main driver of Western Union consumer-to-consumer money transfer revenue growth is international transactions, which include U.S. outbound transactions destined for foreign countries other than Mexico and Canada. Revenue growth remained strong in 2004 compared to 2003 due to sustained international growth and stronger domestic growth. Western Union is experiencing higher U.S.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

same store sales transaction growth in 2004 over 2003, including U.S. outbound transactions. The consumer-to-consumer revenue per transaction trend was relatively consistent; declining slightly from prior periods. The third quarter 2004 revenue growth rate is lower than the nine month growth rate due to the recent hurricanes that impacted Florida and the Caribbean and a bank strike in Brazil. Consumer-to-consumer revenue growth rates benefited from the euro by $17.7 million and $63.4 million for the three and nine months ended September 30, 2004, respectively, and $23.9 million and $71.1 million for the comparable periods in 2003, respectively. Foreign exchange rates impact revenue in several ways; the first being the translation effect caused by fluctuations in the exchange rates from one period to another; and secondly, depending upon fluctuations in foreign exchange rates between two currencies, a sender may need to transfer more or less cash to meet the recipient’s financial commitments in the receive country.

Contributing to the increase in consumer-to-consumer money transfer revenue and transaction growth is the number of agent locations, the maturing of existing agent locations, and targeted marketing campaigns promoting Western Union services. In line with the Company’s strategic objective of building the Western Union brand, increased marketing expenditures on print media, television advertising, as well as other forms of media were incurred during the three and nine months of 2004. These marketing efforts support both short-term initiatives such as promotions in mature markets, as well as long-term initiatives like building brand awareness in China and India and other countries. The expected impact on transactions related to increased marketing may be immediate, or may develop over time as distribution expands and brand awareness increases. Annual marketing investment is expected to remain between 7% and 8% of Western Union money transfer revenues.

The majority of transaction growth is derived from more mature agent locations as new agent locations contribute only marginally to revenue growth in the first few years of their operation. The Company has added more than 120,000 agent locations over the last five years, with nearly 70% of these locations having been added in the last three years. Increased productivity, measured by transactions per location, often is experienced as locations mature. The Company believes that new agent locations will help drive growth by increasing the number of corridors available to transfer money. However, the number of send and pay transactions at an agent location can vary significantly due to such factors as customer demographics around the location, immigration patterns, the location’s class of trade, length of time the location has been offering Western Union services, regulatory limitations and competition.

Consumer-to-consumer – Western Union international

The table below illustrates performance indicators for the Western Union international consumer-to-consumer transaction processing business for the three and nine months ended September 30, 2004 and 2003.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Western Union international money transfer transaction growth	23%	24%	24%	26%
Western Union additional international money transfer transactions (in millions)	3.0	2.5	8.9	7.6
Western Union international money transfer revenue growth	21%	23%	22%	25%

International money transfer revenue growth rates adjusted for the euro (assuming a constant exchange ratio between the euro and the U.S. dollar) have remained consistent for the three and nine months ended September 30, 2004 compared to the same 2003 periods. Although, international transaction growth rates continue to decrease, the actual number of transactions continues to increase. The growth in transaction volume is driven by continued strength in the U.S. outbound business and the performance of the top five send countries outside the U.S. The growth from new international locations and the maturing of others noted above also have contributed to the sustained growth.

The hurricanes in the Caribbean and the bank strike in Brazil slightly affected international revenue and transaction growth rates when compared to the same periods in 2003. The Company’s compliance initiatives also had a slight impact on international growth. As the Company continues to implement and enhance its regulatory and legal compliance initiatives worldwide, revenue and transactions in certain markets could be impacted.

Consumer-to-consumer - Western Union domestic (including Canada)

The table below illustrates performance indicators for the Western Union domestic consumer-to-consumer transaction processing business for the three and nine months ended September 30, 2004 and 2003.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Western Union domestic money transfer transaction growth	7%	5%	7%	5%
Western Union domestic money transfer revenue growth	6%	1%	7%	2%

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Domestic money transfer transactions and revenue growth is driven by increased marketing and a strong consumer base. Revenue per transaction remains relatively constant in comparison to the same prior-year periods.

Consumer-to-consumer – Mexico (Western Union and Orlandi Valuta services)

The table below illustrates performance indicators for the Mexico consumer-to-consumer transaction processing business for the three and nine months ended September 30, 2004 and 2003.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Mexico money transfer transaction growth	14%	20%	15%	25%
Mexico money transfer revenue growth	2%	16%	5%	17%

Transaction growth for the three and nine months ended September 30, 2004 has remained relatively constant with the fourth quarter 2003 growth rate of 15%. The Company has been able to maintain this growth rate over the past four quarters in this highly competitive market by implementing value pricing, strong brand awareness, and offering payment services at over 6,500 Western Union and Orlandi Valuta locations in Mexico. Western Union branded transaction growth to Mexico, primarily driven by both the “In Minutes Service” and “Next Day Service,” remains above 20%, and revenue growth was 9% in the third quarter 2004 compared to the same period in 2003. The change in mix towards lower cost money transfers has caused the revenue per transaction to decrease resulting in the disparity between revenue and transaction growth rates.

Consumer-to-business

Branded consumer-to-business revenue represented approximately 97% of total consumer-to-business revenue for the three and nine months ended September 30, 2004. The table below illustrates performance indicators for the consumer-to-business transaction processing business for the three and nine months ended September 30, 2004 and 2003.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Branded consumer-to-business transaction growth (excluding Quick Collect)	13%	18%	14%	21%
Branded consumer-to-business transaction growth	9%	11%	9%	13%
Total consumer-to-business revenue growth	(2)%	2%	(2)%	13%

The branded consumer-to-business transaction growth rate in the third quarter 2004 was relatively consistent with transaction growth from the first and second quarters of 2004. Consumer-to-business transaction growth trends are stabilizing as the shift continues from the traditional cash payment services, such as Quick Collect, to electronic bill payment services offered by E Commerce Group and Paymap. Quick Collect continues to be negatively impacted by the electronic payment options, while Western Union’s electronic bill payment services are experiencing strong transaction growth.

Investment income

The decrease in investment income in the third quarter is attributable to higher short-term interest rates which resulted in higher commissions paid to selling agents, lower yields on certain investments and a reduction of realized gains on the liquidation of certain portfolio investments. Realized gains on the liquidation of certain portfolio investments were $18.0 million and $113.5 million for the three and nine months ended September 30, 2004, respectively, compared to $38.6 million and $102.6 million for the same respective periods in 2003. The nine month decrease in investment income was attributable to lower yields on certain investments partially offset by an increase in realized gains on the liquidation of certain portfolio investments and lower commissions paid to selling agents. Investment income is expected to continue to decline in the fourth quarter of 2004 and into 2005 when compared to prior periods. This expected decrease is due to an anticipated decline in the amount of gains to be recognized on the liquidation of portfolio investments from the amount recognized in the first nine months of 2004, lower yields on certain investments, and, to a lesser extent, an increase in commissions paid to selling agents, which will increase as a result of an expected rise in short-term interest rates.

The investment portfolio balance is driven largely from sales of official checks by selling agents. The average investment portfolio balance decreased 9% and 5% for the three and nine months ended September 30, 2004 compared to 2003. These decreases were primarily due to decreases in mortgage origination activity.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Operating profit

Payment Services operating profit (on a pretax equivalent basis) increased for the three and nine months ended September 30, 2004 primarily due to the growth in consumer-to-consumer money transfer revenue as described above. These improvements were offset partially by lower investment income, increased Western Union agent commissions proportionate with revenue growth and increased investment in advertising and marketing expenses. Operating margins decreased two percentage points for the three months ended September 30, 2004 compared to the prior period primarily as a result of decreased investment income.

Merchant Services Segment Results

	Three Months Ended September 30,				Change
(in millions)	2004	% of Segment Revenue	2003	% of Segment Revenue	Amount		%
Revenues: (a)
Transaction and processing service fees	$718.9	73%	$444.7	67%	$274.2		62%
Check verification and guarantee services	103.6	11%	96.3	14%	7.3		8%
Product sales and other	85.9	9%	72.0	11%	13.9		19%
Equity earnings in affiliates	53.3	5%	43.3	6%	10.0		23%
Other revenue	20.8	2%	11.3	2%	9.5		84%

	$982.5	100%	$667.6	100%	$314.9		47%

Operating profit (a)	$247.7		$180.9		$66.8		37%
Operating margin (a)	25%		27%		(2	) pts
Key indicators: (a)
North America merchant transactions (b)	5,240.9		3,182.3		2,058.6		65%

	Nine Months Ended September 30,				Change
(in millions)	2004	% of Segment Revenue	2003	% of Segment Revenue	Amount		%
Revenues: (a)
Transaction and processing service fees	$1,973.4	73%	$1,268.7	66%	$704.7		56%
Check verification and guarantee services	304.2	11%	290.3	15%	13.9		5%
Product sales and other	248.4	9%	211.2	11%	37.2		18%
Equity earnings in affiliates	141.8	5%	125.6	6%	16.2		13%
Other revenue	55.4	2%	33.1	2%	22.3		67%

	$2,723.2	100%	$1,928.9	100%	$794.3		41%

Operating profit (a)	$640.0		$497.9		$142.1		29%
Operating margin (a)	24%		26%		(2	) pts
Key indicators: (a)
North America merchant transactions (b)	14,230.7		8,851.3		5,379.4		61%

(a)	Amounts have been restated to exclude the discontinued operations of NYCE and the divested business of GCA.
(b)	North America merchant transactions include acquired VISA and MasterCard credit and signature debit, PIN-debit, electronic benefits transactions (“EBT”), and processed-only or gateway customer transactions at the POS. North America merchant transactions also include acquired ATM transactions, gateway transactions at ATMs, and STAR PIN-debit POS transactions received from other acquirers. Prior year historical FDC amounts have been adjusted to conform to the current year presentation to include EBT.

Summary

The Company continued to execute on the integration of Concord operations, focused efforts on sales growth with new and existing clients, delivering integrated service and product solutions to merchants, as well as continued focus on expansion of international operations. The focus on expanding debit processing, new vertical markets and related products has led to both new merchant signings and increased volumes with some of the segment’s largest merchants.

•	Transaction and processing revenue grew 62% and 56% for the three and nine months ended September 30, 2004, respectively, over the same periods last year, due to the acquisitions of Concord, Cashcard and First Data Hellas, as well as internal growth.

•	Check verification and guarantee services revenue grew 8% and 5% for the three and nine months ended September 30, 2004, respectively, over the same periods last year, due to the inclusion of the former Concord PPS business, which was partially offset by declines in the TeleCheck business.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

•	The product sales and other revenue grew 19% and 18% for the three and nine months ended September 30, 2004, respectively, over the same periods last year, due to the inclusion of the former Concord businesses.

•	Operating profit was up 37% and 29% for the three and nine months ended September 30, 2004, respectively, over the same periods in 2003, which was driven largely by the former Concord businesses.

Segment revenue growth for the third quarter of 2004 and 2003 was approximately 8% and 6%, respectively, excluding acquisitions and dispositions less than a year old.

For the three months ended September 30, 2004, domestic Merchant Services segment revenues were approximately 92%, while international operations comprised the remaining 8% of total Merchant Services segment revenues.

Transaction and processing service fee revenue

Transaction and processing revenue grew 62% and 56% for the three and nine months ended September 30, 2004, respectively, over the same periods last year driven largely by the inclusion of Concord’s merchant acquiring and STAR ATM processing, network access and acquired debit card transaction processing services businesses and other acquisitions. Excluding the impact of acquisitions, the majority of which is attributed to Concord, and dispositions before their respective anniversary dates, transaction and processing service fee revenue grew approximately 9% and 12% for the three and nine months ended September 30, 2004, respectively. The comparative 2003 growth rates were approximately 7% and 6%, respectively. Excluding acquisitions and dispositions less than a year old, North America merchant transactions grew approximately 10% and 13% for the three and nine months ended September 30, 2004, respectively. Adjusting the third quarter 2004 growth rate for the movement of several significant merchants between FDC and Concord, North America merchant transaction growth was approximately 12%. The segment is continuing to experience price compression of approximately 3% to 5% annually. Also favorably impacting the revenue growth were the acquisitions of Cashcard and First Data Hellas in 2004, as well as FDC’s historic business experiencing increased overall card usage, new merchant signings, debit card enabling of existing merchants and debit network fees.

Network fees related to PIN-based debit transactions are recognized in transaction and processing service fee revenue and cost of services. The network fees are generally invoiced by the networks and paid directly by the Company. Debit network fees totaled $143.4 million and $43.3 million for the three months ended September 30, 2004 and 2003, respectively, and $359.9 million and $117.6 million for the comparable nine month periods, respectively. The increase in the dollar amount of debit network fees, as well as the percentage of revenue, was attributable to the former Concord businesses.

PIN-based debit transactions, including acquired and network, have been the fastest growing type of transaction, accounting for approximately 23% of total North America merchant transactions for the third quarter 2004. The Company continues to see a shift to the use of PIN-based debit cards from credit, signature debit, checks and cash. These trends will continue with the inclusion of PIN-based debit transactions processed by the STAR debit network and the continued implementation of online debit capabilities at the Company’s large national merchant clients.

Check verification and guarantee services revenue

Increases in check verification and guarantee services revenue were attributable to the former Concord PPS business, which contributed approximately $11.9 million and $27.3 million for the three and nine months ended September 30, 2004, respectively. The addition of the PPS revenue and the growth in the Electronic Check Acceptance® (“ECA®”) service revenue were offset by a general decline in the paper check verification and guarantee volumes and from the loss of a major retailer in 2003. The continued decline in paper check guarantee and verification volumes is a direct result of the increased trend by consumers to utilize debit cards at the POS as discussed above. Also benefiting the 2004 nine month growth rate was the reduction in the first quarter 2003 revenues of $5.2 million due to the initial adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The adoption of FIN 45 negatively impacted the 2003 nine month growth rate.

Product sales and other revenue

The increase for the three and nine months ended September 30, 2004 in product sales and other revenues was attributable to sales of merchant POS terminals. The majority of this increase is due to TeleCash (as it relates to the nine month period), which was acquired in March 2003, and Concord which was acquired in February 2004. The nine month 2004 growth resulting from these items was partially offset by the $20.3 million gain on the sale of a merchant portfolio in the second quarter of 2003 for which there was not a similar gain in 2004.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Equity earnings in affiliates

The increase in equity earnings in affiliates for the three and nine months ended September 30, 2004 is attributable to increased revenue and profit as a result of increased transaction volumes of certain merchant alliances, for similar reasons as discussed above for domestic transaction and processing revenues.

Operating profit

Merchant Services segment operating profit increased due to the growth in transaction and processing service fee and product sales and other revenue as described above. These improvements were partially offset by warranty and bad debt expense related to TeleCheck, the 2003 gain on the sale of a merchant portfolio, integration of international acquisitions, certain directed resources and other expenses related to the integration of Concord, including amortization and depreciation related to Concord of approximately $35.3 million and $93.6 million for the three and nine months ended September 30, 2004, respectively. The Company expects the TeleCheck business to recognize approximately $30 million less in operating profit for the full year 2004 compared to 2003, which was substantially recognized during the nine months ended September 30, 2004. These above items contributed to the two percentage point decline in operating margins for the three and nine months ended September 30, 2004.

In the first quarter 2004, the Company recorded a $25.0 million pretax charge related to TeleCheck accounting entries originating primarily in 2002 and 2003. Additionally, in the third quarter and year-to-date 2004, the Company recorded $17.0 million and $32.4 million of pretax charges, offset by $8.1 million and $15.4 million of minority interest benefit, related to the proposed settlement of a Merchant Services lawsuit. These charges are excluded from the Merchant Services segment operating profit and the related growth rates discussed above. These amounts were reported as “Other” and “Litigation and regulatory settlements” operating expenses, respectively, on the Consolidated Statements of Income.

Card Issuing Services Segment Results

	Three Months Ended September 30,				Change
(in millions)	2004	% of Segment Revenue	2003	% of Segment Revenue	Amount	%
Revenues: (a)
Transaction and processing service fees	$452.1	73%	$338.8	67%	$113.3	33%
Professional services	11.3	2%	10.5	2%	0.8	8%
Reimbursable postage and other	141.5	23%	148.0	30%	(6.5)	(4)%
Other revenue	14.7	2%	6.1	1%	8.6	141%

	$619.6	100%	$503.4	100%	$116.2	23%

Operating profit (a)	$154.2		$74.8		$79.4	106%
Operating margin (a)	25%		15%		10pts
Key indicators:
North America issuer transactions (c)	1,830.1		670.3		1,159.8	173%

	Nine Months Ended September 30,				Change
(in millions)	2004	% of Segment Revenue	2003	% of Segment Revenue	Amount	%
Revenues: (a)
Transaction and processing service fees	$1,278.8	72%	$1,035.3	67%	$243.5	24%
Professional services	38.5	2%	35.4	2%	3.1	9%
Reimbursable postage and other	429.8	24%	466.3	30%	(36.5)	(8)%
Other revenue	28.1	2%	20.9	1%	7.2	34%

	$1,775.2	100%	$1,557.9	100%	$217.3	14%

Operating profit (a)	$386.6		$223.9		$162.7	73%
Operating margin (a)	22%		14%		8pts
Key indicators:
Card accounts on file (end of period) Domestic (b)	389.4		302.2		87.2	29%
International	34.8		30.1		4.7	16%

Total	424.2		332.3		91.9	28%

North America issuer transactions (c)	4,894.8		1,901.5		2,993.3	157%

(a)	Amounts have been restated to exclude the discontinued operations of the NYCE business.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

(b)	Card accounts on file at September 30, 2004 include 20.1 million accounts processed by Concord.
(c)	North America issuer transactions include VISA and MasterCard signature debit, STAR ATM, STAR PIN-debit POS, and ATM and PIN-debit POS gateway transactions.

Summary

The segment continues to focus on innovative product development, leveraging core capabilities to build an adjacent market outsourcing strategy, international growth, streamlining operations and managing its cost base to offset client losses resulting from bankcard industry consolidation and continued pricing pressures.

•	The Card Issuing Services segment experienced positive revenue and operating profit growth driven by the addition of the former Concord businesses, card account conversions, international acquisitions and internal growth, partially offset by previously discussed lost business.

•	Since closing the Concord merger, the Company has established and extended more than 350 relationships between STAR and its member banks.

For the three months ended September 30, 2004, domestic Card Issuing Services segment revenues were approximately 81%, while international operations comprised the remaining 19% of total Card Issuing Services segment revenues.

Transaction and processing service fee revenue

Credit and retail based revenue, which is driven primarily by accounts on file, represents the majority of the segment’s transaction and processing revenue followed by debit processing revenue which is primarily transaction driven. Transaction and processing service fee revenue grew approximately 6% and 4% excluding the impact of acquisitions before their respective anniversary dates for the three and nine months ended September 30, 2004, respectively. The comparative 2003 growth rates were approximately (2%) and 2%, respectively. Due to the scheduled deconversions in the fourth quarter 2004 and the first quarter of 2005, the Company does not expect the 2004 growth rates to continue.

Credit and retail based revenue

Credit and retail based revenue is derived primarily from the card processing services offered to financial institutions and other issuers of cards.

Revenue growth was positively impacted by the international acquisition of First Data Hellas, new accounts on file, growth from existing clients, increased signing of international business, and the benefit of foreign currency translation; partially offset by deconversions including approximately 25% of the Bank One card accounts on file in the third quarter 2004 and pricing pressures during the nine months ended September 30, 2004.

The mix in the types of card accounts on file impacts revenue growth, with retail accounts generating less revenue per account than bankcard accounts. The trend of accounts toward retail, as shown below, is expected to continue into the future as most of the accounts in the pipeline are retail accounts and Bank One’s bankcard accounts are anticipated to be fully deconverted in the fourth quarter of 2004, and JPMorgan Chase’s 38 million accounts are expected to move by mid 2005. By the end of 2005, the Company expects approximately 55% of accounts on file to be retail accounts.

	Mix of Accounts on File September 30,
	2004	2003
Credit	38%	51%
Retail	43%	31%
Debit	19%	18%

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

The Company converted nearly 51 million accounts year-to-date for 11 clients, including 2 million for the quarter ended September 30, 2004; most of which are retail. The merger with Concord resulted in the addition of approximately 20 million debit accounts. The Company currently has 50 million accounts in the pipeline, which are primarily retail. Approximately 40 million accounts are scheduled to be converted by the end of the first quarter 2005. After taking into consideration the conversion of the pipeline and anticipated deconversions, accounts on file at the end of 2004 are expected to be approximately 400 million. Revenue growth does not directly correspond to accounts on file growth due to changes in the mix of accounts on file from bankcard accounts to retail accounts, and active retail accounts traditionally are less of a proportionate share of the total accounts on file than bankcard accounts. Revenue per account on file for retail cards is approximately 16% of revenue per credit card account on file. The retail revenue per account as a percentage of credit card revenue per account is expected to continue to decrease. This decrease is due to the expected changes in client mix, both bankcard and retail, towards larger customers and product use in 2004.

Debit based processing revenue

Debit based processing revenue is driven primarily by the STAR transactions noted in the North America issuer transactions above. The transaction growth rates for the three and nine months ended September 30, 2004 correlate with the increased debit processing revenue as a result of Concord. Price compression upon renewal of contracts and the client mix will result in different growth rates in revenue and transactions. As noted above in the Merchant Services segment discussion the Company continues to see a shift to the use of PIN-based debit cards from credit, signature debit, checks and cash. These trends will continue with the inclusion of PIN-based debit transactions processed by the STAR debit network. PIN-based debit transactions have been the fastest growing type of transaction.

Reimbursable postage and other revenue

The decrease in reimbursable postage and other is attributable to deconverted clients and volume decline in the subprime market; partially offset by new business. These declines are expected to continue during 2004 due to the remaining portion of Bank One’s accounts on file deconverting in the fourth quarter.

Operating profit

The operating profit increased due to inclusion of the former Concord businesses, which included amortization and depreciation related to Concord of approximately $9.4 million and $23.0 million for the three and nine months ended September 30, 2004, respectively. Expense management, in addition to the items impacting revenue, also contributed to the increased operating profit, when comparing the three and nine months ended September 30, 2004 to the same periods for 2003. Operating profit continued to be impacted adversely by account deconversions. Operating margins were favorably impacted for the three and nine months ended September 30, 2004 as a result of fees related to deconversions, expense savings as a result of prior restructurings and the addition of Concord. As the Company completes the retail conversions and credit card deconversions, margins are anticipated to be closer to historical averages of mid to upper teens, including reimbursables. During 2004, the Card Issuing Services segment completed domestic and international restructurings to streamline its international operations and realign its operating expenses to address declines in segment revenues. Cost savings associated with these restructurings will be approximately $21 million on an annual basis.

All Other and Corporate

	Three Months Ended September 30,		Change
(in millions)	2004	2003	Amount	%
Revenues	$65.2	$70.4	$(5.2)	(7)%
Operating loss	$(8.5)	$(22.2)	$13.7	62%

	Nine Months Ended September 30,		Change
(in millions)	2004	2003	Amount	%
Revenues	$193.0	$208.1	$(15.1)	(7)%
Operating loss	$(51.2)	$(52.6)	$1.4	3%

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Revenues

The decrease in revenues for 2004 resulted from reduced pricing on certain contracts, which went into effect on April 1, 2004 and a year-to-date decrease of $9.3 million in royalty income, which historically has experienced quarterly fluctuations.

Operating profit

The third quarter 2004 operating loss decreased due to increased royalty income, offset by lower operating margins due to reduced pricing terms noted above. Operating losses remained relatively flat for the nine months ended September 30, 2004 due to reduced royalty income and lower operating profit due to reduced pricing terms. This offset the benefits of the cost containment measures implemented at eONE during the third and fourth quarters of 2003 and the first three quarters of 2004.

Capital Resources and Liquidity

For a more detailed disclosure regarding certain aspects of the Company’s capital resources and liquidity see the “Capital Resources and Liquidity” section of “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

The Company’s sources of liquidity during 2004 were cash generated from operating activities, the cash acquired in connection with the acquisition of Concord, the liquidation of Concord’s marketable securities, proceeds received on the sale of GCA and NYCE and proceeds from the issuance of long-term debt. Proceeds from the issuance of long-term debt were used in part to repay the outstanding commercial paper balance. The Company believes its current level of cash and short-term financing capabilities along with future cash flows from operations are sufficient to meet the needs of its existing businesses. The Company may from time to time seek longer-term financing, as it did when it issued $1.0 billion of five and ten year notes during the third quarter of 2004, to support additional cash needs or to reduce short-term borrowings. The following discussion highlights the Company’s cash flow activities from continuing operations during the nine months ended September 30, 2004 and 2003.

Cash and Cash Equivalents

Highly liquid investments (other than those included in settlement assets) with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates market value. At September 30, 2004 and December 31, 2003, the Company held $795.8 million and $839.8 million in cash and cash equivalents, respectively.

The Company acquired $546.0 million in cash in connection with the Concord merger. Excluded from cash and cash equivalents at September 30, 2004 and December 31, 2003 were $673.3 million and $422.4 million, respectively. Included in these amounts are $503.6 million and $283.0 million, respectively, of regulatory required investments in connection with the money transfer operations and an amount associated with client covenants of the official check business; $100.0 million required investment in connection with the Company’s First Financial Bank for both periods; as well as escrow funds and customer deposits associated with the transportation business acquired as part of Concord of $69.7 million and $39.4 million at September 30, 2004 and December 31, 2003, respectively. The escrowed funds primarily relate to installment payments on acquisitions and a money transfer litigation settlement. Amounts excluded from cash and cash equivalents are included in “other assets” in the Consolidated Balance Sheets.

Cash and cash equivalents held outside of the U.S. at September 30, 2004 and December 31, 2003, were $264.4 million and $121.7 million, respectively.

Cash Flows from Operating Activities from Continuing Operations

	Nine Months Ended September 30,
Source/(use) (in millions)	2004	2003
Net income from continuing operations	$1,402.7	$996.5
Depreciation and amortization	546.0	422.3
Other non-cash items and charges, net	(189.2)	(0.5)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	16.1	71.8
Other assets	50.2	22.4
Accounts payable and other liabilities	(99.4)	(103.7)
Income tax accounts	16.3	49.5

Net cash provided by operating activities from continuing operations	$1,742.7	$1,458.3

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

The increase in depreciation and amortization expense in 2004 is a result of the February 2004 Concord acquisition and the second and third quarter acquisitions of Cashcard and First Data Hellas.

The 2004 use of $189.2 million in other non-cash items and charges was associated with restructuring, impairments, litigation and regulatory settlements, investment gains and losses, divestitures and other, as well as undistributed earnings in affiliates. The sale of the Company’s 67% interest in GCA in March 2004 resulted in net proceeds of $435.6 million as presented in investing activities and a pretax gain of $263.8 million included in other non-cash items and charges, net. The Company completed the sale of NYCE on July 30, 2004 to Metavante Corporation for the purchase price of $610.0 million, of which $389.6 million was the Company’s share. These proceeds net of related expenses approximate the Company’s carrying value of its investment in NYCE and are subject to potential adjustments contemplated in the agreement which will be determined at the end of 2005.

The change in accounts receivable between years is the result of the timing of collections compared to billings. The change in accounts payable and other liabilities between years results from timing of payments for vendor invoices, payments to minority interest holders and pension contributions. For the nine months ended September 30, 2004, the Company paid $117.2 million to minority interest holders as compared to $86.3 million of payments for the same period in 2003. During the first nine months of 2004, the Company funded the pension plans $48.3 million and $23.8 million during the nine months ended September 30, 2003. The change in income tax accounts between years is due to larger estimated tax payments in the current year as a result of higher anticipated taxable earnings.

Cash Flows from Investing Activities from Continuing Operations

	Nine Months Ended September 30,
Source/(use) (in millions)	2004	2003
Current year acquisitions, net of cash acquired	$(31.7)	$(121.4)
Payments related to other businesses previously acquired	(40.2)	(24.2)
Proceeds from dispositions, net of expenses paid	826.1	—
Additions to property and equipment, net	(126.9)	(113.8)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(137.2)	(189.9)
Proceeds from the sale of marketable securities	701.3	10.0
Dividend received from discontinued operations	25.5	—
Other investing activities	(327.9)	(29.5)

Net cash provided by (used in) investing activities from continuing operations	$889.0	$(468.8)

Overall, FDC’s operating cash flow from continuing operations exceeded its investing activities associated with the capital expenditures noted above by $1,478.6 million in 2004 and $1,154.6 million in 2003. These cash sources contributed to funds utilized for payments related to businesses previously acquired, business acquisitions and treasury stock purchases.

The Company finances acquisitions through a combination of internally generated funds, long-term borrowings and equity. The Company believes that its cash flow from operations together with other available sources of funds will be adequate to meet its funding requirements as it relates to future acquisitions.

The Company acquired $546.0 million of cash in connection with the Concord acquisition, as well as $802.4 million of marketable securities. As of September 30, 2004, $643.0 million of the marketable securities were liquidated and included in the proceeds from the sale of marketable securities noted above. The Concord cash acquired was offset by the acquisition of Cashcard for $202 million net of cash and debt acquired, the acquisition of First Data Hellas for $307 million net of cash acquired, the buyout of the TASQ minority interest for $34.8 million, the purchase of a joint venture in the money transfer business for $20 million and purchases of merchant portfolios. During 2003, the Company acquired TeleCash for $102.5 million net of cash acquired. Other acquisitions made during the first nine months of 2003 include EPOSS, Frank Solutions Inc., a joint venture in the money transfer business and the purchase of three merchant portfolios for the remaining $18.9 million.

During the nine months ended September 30, 2004, payments related to other businesses previously acquired pertained to contingent consideration. During the nine months ended September 30, 2003, payments related to other businesses previously acquired included $34.1 million for contingent consideration offset by a $10.6 million receipt of escrow cash related to a 2001 acquisition.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

The following table discloses amounts capitalized related to customer contracts, conversion costs, systems development, other intangible assets and property and equipment.

	Nine Months Ended September 30,
	2004	2003
	(in millions)
Customer contracts	$23.4	$93.3
Conversion costs	38.6	42.2
Systems development	74.3	49.4
Other intangible assets	0.9	5.0

Subtotal	137.2	189.9
Property and equipment	126.9	113.8

Total amount capitalized	$264.1	$303.7

The decrease in amounts capitalized for customer contracts relates to fewer initial contract payments incurred in the nine months ended September 30, 2004 compared to the same period in 2003. The increase in capitalized systems development costs relates primarily to enhancements to the debit and historical FDC merchant platforms as part of the Concord integration. Amounts capitalized for property and equipment relate to the purchase of electronic data processing equipment, building and improvements and other equipment, including terminals and production equipment. Capital expenditures are funded through cash flows from operating activities. Capital expenditures for full year 2004 are expected to be between $400 million and $500 million, compared to $390.2 million for the full year of 2003.

Proceeds from the sale of marketable securities for the nine months ended September 30, 2004, include the $643.0 million liquidation of Concord securities, $37.6 million in proceeds from the sale of CheckFree shares due to the costless collars maturing and $20.7 million from the sale of other corporate investments. The source of cash for the nine months ended September 30, 2003 related to the sale of various corporate investments.

The Company received $25.5 million for their proportionate share of the NYCE dividend paid during the nine months ended September 30, 2004. The payment of the dividend had no impact from a consolidated perspective but does from a continuing operations perspective. The offset to this amount is included in the discontinued operations line of cash flows from investing activities.

The use of cash for other investing activities for the nine months ended September 30, 2004 relates to a $185.6 million change in regulatory, restricted and escrow cash balances noted above in the Cash and Cash Equivalents discussion, the purchase of $74.6 million of corporate investments and the payment of $67.7 million of Concord related preacquisition costs. The use of cash for the same period in 2003 results from a $53.1 million increase in regulatory, restricted and escrow cash balances and $12.7 million of other investing activity offset by $26.0 million in proceeds from the sale of a merchant portfolio, and $10.3 million in proceeds from the sale of a portion of the Company’s interest in the Nihon joint venture.

Cash Flows from Financing Activities from Continuing Operations

	Nine Months Ended September 30,
Source/(use) (in millions)	2004	2003
Short-term borrowings, net	$—	$(349.8)
Proceeds from issuance of long-term debt	995.5	992.6
Principal payments on long-term debt	(646.9)	(232.5)
Proceeds from issuance of common stock	440.5	169.9
Purchase of treasury shares	(3,415.7)	(1,306.9)
Cash dividends	(49.1)	(44.8)

Net cash (used in) financing activities from continuing operations	$(2,675.7)	$(771.5)

The Company’s financing activities include net proceeds and cash outlays related to the issuance and paydown of commercial paper, as well as other long-term debt and capital leases. Commercial paper is used to meet short-term liquidity needs. There was no commercial paper balance outstanding as of September 30, 2004 and 2003. The proceeds from the third quarter 2004 and 2003

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

issuances of long-term debt were used to paydown the 2004 and 2003 commercial paper balances, respectively. Cash flows from operating activities and investing activities for the nine months ended September 30, 2004 and 2003 were also used to meet short-term liquidity needs as well as contribute to funds used for acquisitions and the repurchase of common stock under the buyback programs.

At September 30, 2004, the Company had available short-term borrowing authorization of approximately $1.8 billion under the Company’s $1.5 billion authorized commercial paper program and $300 million extendable commercial note program.

The Company’s current interest coverage ratio for the rolling four quarters ended September 30, 2004 is approximately 20.2 to 1. The Company expects to continue to comply with all of its debt covenants.

As part of the acquisition of Concord, the Company assumed the outstanding Federal Home Loan Bank (“FHLB”) loan payable balance of $131.6 million, which was paid in full in March 2004. As part of the acquisition of Cashcard, the Company assumed $53.9 million of debt, of which $28.2 million was paid through September 30, 2004.

The Company called the $542 million 2% Senior Convertible Contingent Debt Securities due 2008 (“CODES”) on March 3, 2004. Bondholders had the option of taking cash or common stock of which $358.3 million was redeemed at face value for cash and 4.5 million shares were issued. The Company paid down the $100 million floating rate note upon its maturity during the first quarter of 2004. Payments for capital leases were $22.4 million for the nine months ended September 30, 2004.

In April 2003, the Company’s $200 million 6 5/8% medium-term note reached maturity and the Company repaid the principal balance. The remaining principal payments relate to capital lease payments of $19.1 million and other notes payable of $13.4 million.

On September 16, 2004, the Company issued $450 million of 3.90% senior notes due October 1, 2009 and $550 million of 4.85% senior notes due October 1, 2014. The Company received net proceeds of $447.8 million and $547.6 million, respectively, which were used to repay outstanding commercial paper and for general corporate purposes. This borrowing utilized the remaining shelf registrations.

Proceeds from the issuance of common stock result from stock option exercises and purchases under the Company’s employee stock purchase plan.

The following table presents stock repurchase programs authorized by the Board of Directors from May 2002 through September 2004, disclosing total shares purchased under each program and the associated cost (in millions) for the nine months ended September 30, 2004 and 2003, respectively.

	Nine Months Ended September 30,
	2004		2003
	Shares	Cost	Shares	Cost
Share repurchase programs:
$500 million, authorized May 2002	—	—	11.5	$461.9
$1.145 billion, authorized May 2003	3.4	$145.8	13.5	538.2
$1.0 billion, authorized February 2004	23.3	1,000.3	—	—
$2.0 billion, authorized May 2004	36.3	1,548.1	—	—

	63.0	$2,694.2	25.0	$1,000.1
Treasury stock purchases related to employee benefit plans	15.7	677.5	8.2	306.8

Total stock repurchases	78.7	$3,371.7	33.2	$1,306.9

At September 30, 2004, the Company had $452.4 million remaining under board authorized stock repurchase programs. The difference between the cost of shares repurchased noted in the table above and the amount reflected in the Consolidated Statements of Cash Flows is due to timing of trade settlements. On October 13, 2004, the Company announced an additional $1.5 billion share repurchase program. During October 2004, the Company repurchased 8.2 million FDC shares, for $329.5 million.

The Company has $64.1 million in outstanding letters of credit, of which nearly all expire in 2005, with a one-year renewal option. The letters of credit are held in connection with certain business combinations, lease arrangements, bankcard association agreements and agent settlement agreements. The Company expects to renew the letters of credit prior to expiration.

Significant non-cash transactions during the first nine months of 2004 included the issuance of 169.8 million shares of FDC common stock to the Concord shareholders and the conversion of outstanding Concord options to options to purchase 20.5 million shares of FDC common stock as consideration in the acquisition. The Company also awarded 460,000 shares of restricted stock to officers during the nine months ended September 30, 2004. The Company called the $542 million CODES on March 3, 2004 and issued 4.5 million common shares to certain of the bondholders who elected shares versus a cash payment.

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

Off-Balance Sheet Arrangements

Other than facility and equipment leasing arrangements, the Company does not engage in off-balance sheet financing activities. During the second quarter of 2003, the Company restructured its synthetic operating lease arrangements (“Restructured Leases”). The lessor in the Restructured Leases is an unaffiliated entity, which has as its sole member a publicly traded corporation. The Company does not believe the lessor is a variable interest entity, as defined in FASB Interpretation No. 46, (“FIN 46”) “Consolidation of Variable Interest Entities.” In addition, the Company has verified that even if the lessor was determined to be a variable interest entity, the Company would not have to consolidate the lessor nor the assets and liabilities associated with assets leased to the Company. This is because the Company’s assets do not exceed 50% of the total fair value of the lessor’s assets, excluding any assets that should be excluded from such calculation under FIN 46, nor did the lessor finance 95% or more of the leased balance with non-recourse debt, target equity or similar funding. In addition, the lessor is the same entity with which Concord entered into the synthetic leases, as discussed below. Rent expense related to the synthetic operating leases was $0.5 million and $0.7 million for the three months ended September 30, 2004 and 2003, respectively, and $1.3 million and $1.6 million for the comparable nine month periods.

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

The renewals, including economic terms of the leases during the renewal term, are subject to the consent of the lessor and lenders. In addition to the renewal option, the Company also has the option of purchasing the related property for the lease balance or remarketing the property for the lessor at the end of the initial and any renewal term. The Company has guaranteed the value realizable from the sale of the property at the end of the lease term as indicated in the table above. The Company is responsible for the difference between the assumed net sale proceeds for the Memphis facility and the total costs financed, which exceeds the guarantee value of $50.5 million. At September 30, 2004, the Company had a $47.4 million liability assumed in the purchase business combination related to the excess of the total cost financed and other carrying costs over the assumed net sale proceeds.

Contractual Obligations

There have been no material changes in the Company’s contractual obligation and commercial commitments from those reported at December 31, 2003 in the Company’s Annual Report on Form 10-K except those mentioned below.

In conjunction with the acquisition of Concord, the Company assumed operating lease obligations of $48.5 million, which are due in 2004, 2005-2006, 2007-2008 and thereafter of $7.7 million, $17.4 million, $12.7 million and $10.7 million, respectively, at December 31, 2003. The assumed purchase obligations totaled $36.5 million, which are due in 2004 of $26.6 million and $9.1 million and $0.8 million due in 2005-2006 and 2007-2008 respectively, at December 31, 2003. On September 16, 2004, the Company issued $450 million of 3.90% senior notes due October 1, 2009 and $550 million of 4.85% senior notes due October 1, 2014.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies

The Company’s critical accounting policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2003 Annual Report on Form 10-K.

New Accounting Pronouncements

On March 31, 2004, the FASB issued an Exposure Draft titled “Share-Based Payment, an amendment of FASB Statements No. 123 and 95,” that addresses accounting for equity based compensation arrangements. The proposed statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees” and replace some of the existing requirements under FASB No. 123, “Accounting for Stock-Based Compensation.” The proposed statement would require that such arrangements are accounted for using a fair-value-based method of accounting and the related cost expensed over the corresponding service period. The issuance of a final statement in the same format as the exposure draft would have a significant impact on the Company’s results of operations. The FASB intends to issue the final statement by year-end 2004 which would be effective for interim or annual periods beginning after June 15, 2005.

During September 2004, the Emerging Issues Task Force issued EITF Issue No. 04-8 “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (“EITF 04-8”). The pronouncement pertains to all issued securities that have embedded market price contingent conversion features and therefore, applies to contingently convertible debt, contingently convertible preferred stock, and convertible bonds with issuer option to settle for cash upon conversion. The EITF addresses when the dilutive effect of these securities with a market price trigger should be included in diluted earnings per share. The pronouncement is effective for all periods ending after December 15, 2004 and must be applied by retroactively restating previously reported EPS. The Company has determined the EITF is applicable to the 2% Senior Convertible Contingent Debt Securities due 2008, which were called in the first quarter of 2004. Certain of the bondholders elected to receive 4.5 million shares, while the remainder received cash. The impact on the computation of EPS is less than $0.01 for the nine months ended September 30, 2004 and each of the fiscal years ended December 31, 2003 and 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the 2003 Annual Report on Form 10-K related to the Company’s exposure to market risk from interest rates.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company has evaluated, under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2004. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2004, to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

(b) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting identified in connection with the above evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors

First Data Corporation

We have reviewed the accompanying consolidated balance sheet of First Data Corporation as of September 30, 2004 and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2004 and 2003, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

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

Ernst & Young LLP

Denver, Colorado

October 13, 2004

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. None of these matters, either individually or in the aggregate, currently is material to the Company except as reported below and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “Annual Report”) and Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2004 and June 30, 2004 (each a “Quarterly Report” and collectively the “Quarterly Reports”). There were no material developments in the litigation matters previously disclosed in the Annual Report and the Quarterly Reports except as discussed below.

In the Brennan v. Concord, et al. matter previously disclosed in the June 30, 2004 Quarterly Report, the following parties have filed suits, alleging claims and requesting relief substantially similar to those claims in the Brennan action, against the Company, its subsidiary Concord EFS, Inc., Bank of America Corp., Bank One Corp., Bank One, N.A., J.P. Morgan Chase & Co., Citibank (West), FSB, Suntrust Banks, Inc., Wachovia Corporation, Wachovia Bank, NA, Wells Fargo & Co., Wells Fargo Bank, N.A., and Servus Financial Corp, the financial institutions named in the Brennan action:

Plaintiffs	Filing Date	Court
Melissa Griffin and Dorothy Stam, on behalf of themselves and all others similarly situated	July 9, 2004	Central District of California (Los Angeles)
Cecilia Salvador and Brian Palmer on behalf of themselves and all others similarly situated	August 12, 2004	Central District of California (Los Angeles)
Peter Sanchez, on behalf of himself and all others similarly situated	August 17, 2004	Southern District of New York
Deborah Fennern, on behalf of herself and all others similarly situated	August 17, 2004	Southern District of New York
Steve Murray, on behalf of himself and all others similarly situated	October 14, 2004	Western District of Washington (Seattle)

The Plaintiffs have sought to have all of the cases consolidated.

In the VISA U.S.A. Inc. Litigation matter previously disclosed in the Annual Report, the United States District Court for the Northern District of California denied Visa’s Motion to Dismiss the Company and its two subsidiaries’ counterclaim on August 11, 2004. The Company amended the counterclaim on August 13, 2004 and on September 3, 2004 the Court entered an order vacating all deadlines and setting the close of fact and expert discovery in April 2005.

In the Cruz action previously disclosed in the Annual Report and the March 31, 2004 Quarterly Report, on April 9, 2004, the United States District Court for the Eastern District of New York held a Fairness Hearing and on October 19, 2004 granted final approval of the settlement previously described in the Annual Report. The time period during which objectors may appeal has not yet expired. If an appeal is taken and the approval of the settlement reversed on appeal, the Company intends to vigorously defend this action.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table provides information about the Company’s purchases of shares of the Company’s common stock during the third quarter:

	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2004	8,190,063	$42.833	5,591,500	$1,416,929,071
August 1-August 31, 2004	16,809,400	$41.939	15,629,400	$761,684,921
September 1-September 30, 2004	10,659,223	$43.158	7,176,500	$452,373,779

Total	35,658,686	$42.509	28,397,400

(1)	The number of shares repurchased in open-market transactions through a repurchase program for the Company’s employee benefit plans was as follows:

Month	Shares
July 1 – 31, 2004	2,598,563
August 1 – 31, 2004	1,180,000
September 1 – 30, 2004	3,482,723

(2)	In May 2004, the Company’s Board of Directors authorized the repurchase of up to $2 billion shares of the Company’s common stock. In October 2004, the Company’s Board approved an additional $1.5 billion in new authorization for stock repurchases. As of October 13, 2004, the remaining authorization for stock repurchases was approximately $2 billion.

ITEM 6. Exhibits

12	Computation of Ratio of Earnings to Fixed Charges

15	Letter from Ernst & Young LLP Regarding Unaudited Interim Financial Information

31.1	Certification of President and Chief Executive Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

99	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST DATA CORPORATION
(Registrant)

Date: November 3, 2004	By	/s/ Kimberly S. Patmore
Kimberly S. Patmore Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 3, 2004	By	/s/ Thomas L. Moore
Thomas L. Moore Vice President and Corporate Chief Financial Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
12	Computation of Ratio of Earnings to Fixed Charges

15	Letter from Ernst & Young LLP Regarding Unaudited Interim Financial Information

31.1	Certification of President and Chief Executive Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

99	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements