Form 10-K
period 2004-12-31
FIRST DATA CORP
filed 2005-03-01
CIK 883980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

Common shares of the registrant outstanding at January 31, 2005 (excluding treasury shares) were 801,888,857. The aggregate market value, as of June 30, 2004 of such common shares held by non-affiliates of the registrant was approximately $38.2 billion. (Aggregate market value estimated solely for the purposes of this report. This shall not be construed as an admission for the purposes of determining affiliate status.)

DOCUMENTS INCORPORATED BY REFERENCE

Part III: Portions of Registrant’s Proxy Statement relating to the Annual Meeting of

Stockholders to be held on May 11, 2005

PART I

ITEM 1.     BUSINESS

General

First Data Corporation (“FDC” or “the Company”) operates electronic commerce and payment services businesses which are reported in three business segments. In the Payment Services segment, the Company provides money transfer and bill payment services through its Western Union and Orlandi Valuta money transfer agent networks that consist of approximately 219,000 agent locations in more than 195 countries and territories. In the Merchant Services segment, the Company provides merchant and network acquiring and transaction processing services, automated teller machine (“ATM”) processing and check guarantee and verification services. In the Card Issuing Services segment, the Company provides credit, debit, private-label, smart and stored-value card and debit network issuing and processing services.

FDC was established in its current form in 1992 through an initial public offering in connection with a spin-off from American Express. In 1995, the Company merged with First Financial Management Corporation, which included Western Union Financial Services, Inc. (“Western Union”) and much of what is now First Data Merchant Services (“FDMS”). On February 26, 2004 the Company merged with Concord EFS, Inc. (“Concord”). The operations of Concord were aligned into each of FDC’s three business segments outlined below.

The following provides a brief overview of the segment operations:

Payment Services Segment

The Payment Services segment is comprised of businesses that provide money transfer and bill payment services to consumers and businesses whether they are from one location to another or through the issuance of an official check or money order by a bank or other institution. It is headquartered in Denver, Colorado and has approximately 219,000 money transfer agent locations throughout the world. A brief explanation of the segment’s service and product offerings is presented below.

•	Consumer-to-consumer money transfers—Provides money transfer services to people who periodically need to send funds to family and friends in other locations, or to send or receive cash quickly in emergency situations.

•	Consumer-to-business bill payment services—Provides services that facilitate transferring payments from consumers to utility companies, collection agencies, finance companies, mortgage lenders and other billers.

•	Official checks and money orders—Issues official checks that serve as an alternative to a bank’s own disbursement items such as cashier’s or bank checks, and sells money orders through an agent network of financial institutions and other entities.

•	Prepaid services—Develops, implements and manages prepaid stored-value card issuance and processing services for retailers (i.e., gift cards) and others, and provides prepaid phone top-up services.

•	Transportation-related payment services—Provides payment processing, settlement and specialized reporting services for transportation companies and owns and operates ATMs at truck stops.

Merchant Services Segment

The Merchant Services segment is comprised of businesses that facilitate the acceptance of consumer transactions at the point of sale, whether it is transactions at a physical merchant location, over the internet or at an ATM. It is headquartered in Melville, New York and has significant operations in Hagerstown, Maryland; Houston, Texas; Coral Springs, Florida; Marietta, Georgia; Wilmington, Delaware; Toronto, Canada; Basildon, England; Stuttgart, Germany; and Sydney, Australia. A brief explanation of the segment’s service and product offerings is presented below.

•	Merchant acquiring—Facilitates the merchants’ ability to accept credit and debit cards by authorizing, capturing and settling the merchants’ credit, debit, stored-value and loyalty card transactions. Also provides point-of-sale (“POS”) devices and other equipment necessary to capture merchant transactions. A majority of these services are offered through joint ventures or similar alliance arrangements with financial institutions.

•	Check verification and guarantee services—Uses the Company’s proprietary database system to verify that a check writer does not have a history of writing bad checks, or to guarantee that approved checks presented to merchants for payment will be collectible. These services include risk management services, which provide software, information and analysis to assist in deposit, payment, and identity fraud prevention and reduction.

•	Network acquiring and processing services—Provides ATM processing, STAR® network access, and acquired debit card transaction processing services such as authorization and settlement for acquirers.

Card Issuing Services Segment

The Card Issuing Services segment primarily encompasses domestic and international card processing for card issuers. Its most significant operations are located in Omaha, Nebraska; Wilmington, Delaware; Basildon, England; Sydney, Australia; and Athens, Greece. A brief explanation of the segment’s service and product offerings is presented below.

•	Credit and retail card processing—Provides credit and retail card processing outsourcing services to financial institutions and other issuers of cards. Such services include account maintenance, transaction authorizing and posting, statement generation and printing, card embossing, fraud and risk management services and settlement.

•	Debit network issuing and processing services—Provides STAR network access for card issuers, ATM/debit and signature debit card processing services, such as transaction routing, authorization, card embossing and settlement for issuers.

•	Card processing software—Licenses and provides maintenance for the Company’s VisionPLUS card processing software to financial institutions, retailers and third party processors primarily in international markets.

All Other and Corporate

The remainder of the Company’s business units are grouped in the “All Other and Corporate” category, which includes Teleservices, a provider of voice-center services to telecommunications and financial services industries and First Data Voice Services, a provider of Interactive Voice Response (“IVR”) services and Corporate operations. All Other and Corporate also includes eONE Global L.P. (“eONE”), of which FDC holds a majority ownership interest of approximately 75%. eONE is focused on identifying, developing, commercializing and operating emerging payment systems and related technologies in two areas: government payments, primarily facilitating electronic tax and other payments, tax calculations and reporting; and mobile payments, providing mobile payment processing services and related support.

Operating locations

FDC’s facilities in the United States provide the data center infrastructure that processes the majority of the Company’s transactions. FDC’s operations in the United Kingdom, Germany, Greece and Australia represent the Company’s most significant foreign transaction processing locations. The United Kingdom, Greece and Australia operations process transactions for Card Issuing Services clients located outside of North America. In the Merchant Services segment, the Germany operations sell and service POS devices throughout Europe, and the Australia operations process transactions outside the United States. Payment Services domestic and international transactions are processed through the data centers located in the United States. Other than the electronic routing of transactions through these data centers, the Payment Services international operations are managed and operate outside the United States. Each of the Company’s three business segments has an international presence through various regional or country offices where sales, customer service and/or administrative personnel are based. These international operations generate revenues from customers and consumers located and operating outside of the United States. The following table presents revenues generated from processing transactions at locations within the United States (domestic) and outside of the United States (international) as percentages of FDC’s consolidated revenues for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Domestic	93%	94%	97%
International	7%	6%	3%

The following table presents long-lived assets attributable to operations with processing locations based within the United States (domestic) and outside of the United States (international) as percentages of FDC’s total long-lived assets as of December 31, 2004, 2003 and 2002:

	2004	2003	2002
Domestic	90%	91%	95%
International	10%	9%	5%

No individual foreign country is material to the Company’s total revenues or long-lived assets.

Business Strategy

The Company’s general business strategy is to be a global, integrated, electronic payment processor that authenticates, authorizes, and settles transactions from any payment device to any customer account. Its growth strategy is focused on internal revenue growth supplemented by acquisitions. The Company focuses its efforts on developing and expanding new products and services, leveraging its consumer brands and enhancing its processing platforms in response to Company growth, client requirements, competition, and changing technology to serve as the single source, end-to-end provider of integrated payment solutions. The Company also continues to develop long-term contractual relationships with clients to support the Company’s core businesses.

The Company considers strategic investment and acquisition opportunities, as well as divestitures, as part of its business strategy. Acquisitions supplement the Company’s efforts to access new markets and client groups, while divestitures have been completed for businesses that do not complement the Company’s overall strategic plan. No assurance can be given with respect to the timing, likelihood, or the financial or business effect of any possible acquisitions or divestitures.

Concord Merger

On February 26, 2004 the Company completed its merger with Concord. FDC and Concord each have distinct strengths in product lines and markets that in combination provide financial institutions, retailers and consumers with a broader spectrum of payment options, greater input into the future direction of the electronic payments industry and access to new technologies and global markets. The all-stock transaction resulted in a total purchase price of approximately $6.9 billion, including acquisition-related costs.

On December 15, 2003, the Company announced an agreement with the U.S. Department of Justice (“DOJ”) that allowed it to complete the merger with Concord. The Company agreed to divest its 64% ownership of NYCE Corporation (“NYCE”), an electronic funds transfer network. The Company completed the sale of NYCE on July 30, 2004 for the purchase price of $610.0 million, of which $389.6 million was the Company’s share.

Since the completion of the merger the Company has begun executing numerous initiatives to integrate Concord into FDC and reorganize existing FDC businesses. The initiatives include consolidation of data centers and facilities, sales forces, products and services, and administrative functions. Major initiatives completed in 2004 include the consolidation of the First Data PayPoint and Concord BUYPASS acquiring businesses and the consolidation of Concord’s network settlement functions in Maitland, Florida into the Wilmington, Delaware platform. Several smaller operations are similarly in the process of being merged into other existing operations, such as call centers and other network settlement functions.

For a more detailed description of the merger with Concord and the sale of NYCE refer to Notes 3 and 18 to the Company’s Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

Acquisitions and Dispositions

In April 2004 the Company acquired Cashcard Australia Limited (“Cashcard”), a provider of ATM services in the Australian marketplace. The transaction facilitated FDC’s entry into the Australian merchant ATM deployment market. The transaction creates opportunities for FDC and Cashcard clients, expanding the delivery of services such as credit and debit POS processing, deployment of merchant ATMs, check authorization and money transfer.

In July 2004 the Company acquired Delta Singular Outsourcing Services S.A. (subsequently renamed “First Data Hellas”), the former payment processing and outsourcing division of Delta Singular S.A. located in Greece. First Data Hellas provides payments processing and outsourcing services including card processing, ATM and POS driving and call center support. First Data Hellas will provide payment processing services and outsourcing services to existing First Data Hellas clients, the largest being Alpha Bank. The Company anticipates the acquisition will create additional opportunities to market other FDC services and products in the Greek, Middle Eastern and European markets.

Other acquisitions during 2004 include:

•	a 30% interest in Angelo Costa, S.p.A. and a 30% interest in Finint Srl, two of Western Union’s money transfer agents in Italy;

•	the buyout of the TASQ Technology, Inc. and First Data Government Solutions, LP (formerly govONE Solutions, LP) (“FDGS”) minority interests; and

•	the purchase of five merchant portfolios.

In March 2004 the Company sold its 67% interest in GCA Holdings, LLC, the parent holding company of Global Cash Access LLC (“GCA”). GCA is a supplier of cash access and customer relationship marketing technologies to the gaming industry.

First Data Products and Services Segment Information

The Company operates in three business segments: Payment Services, Merchant Services and Card Issuing Services. Financial information relating to each of the Company’s segments is set forth in Note 16 to the Company’s Consolidated Financial Statements in Item 8, which is incorporated herein by reference. A discussion of factors potentially affecting the Company’s operations is set forth in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated herein by reference.

Alignment of acquired operations

Concord’s operations were assigned to FDC’s existing segments based on the services provided and the customer bases served. Concord’s merchant acquiring business and its risk management services are included in the Merchant Services segment. Concord’s prepaid stored-value card and transportation-related payment services businesses are included in the Payment Services segment. The STAR services and related network businesses are allocated between the Merchant Services and Card Issuing Services segments based upon whether the service was provided in an acquiring or issuing capacity. Services provided to acquirers and merchants are included in the Merchant Services segment, and services provided to issuers, which primarily are financial institutions and their cardholders, are included in the Card Issuing Services segment. The following illustrative example is provided to assist in understanding the alignment of STAR network revenues between the Merchant Services and Card Issuing Services segments but does not represent the entirety of the services provided by the Company in either segment:

A POS personal identification number (“PIN”)-debit transaction occurs when a debit cardholder pays for merchandise from a merchant with a debit card and the cardholder enters a PIN as an electronic signature. When the merchant swipes the PIN-debit card through the POS terminal, a merchant acquirer (this could be FDC or one of its alliances) “acquires” the transaction and routes the transaction to the card issuer through a debit network (STAR or similar network) for transaction authorization and settlement. The debit network (STAR) will charge the merchant acquirer a fee (typically called a network acquirer switch fee) and also will charge the issuer a separate fee (typically called an issuer switch fee). In this circumstance, the fee obtained from the merchant and expenses incurred to acquire the transaction are recorded in the Merchant Services segment. Similarly, the fee obtained from the issuer and expenses incurred to route the transaction to the issuer and provide cardholder services are recorded in the Card Issuing Services segment.

The Cashcard and First Data Hellas operations are allocated to the Merchant Services and Card Issuing Services segments on the same basis as the Concord operations discussed above. A majority of Cashcard operations are included in the Merchant Services segment, with the remainder in the Card Issuing Services segment. A majority of First Data Hellas operations are included in the Card Issuing Services segment, with the remainder in the Merchant Services segment.

Realignment of historical FDC operations

In connection with the Concord merger the Company realigned the following operations:

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

Payment Services Segment

The Payment Services segment consists of the Company’s consumer-to-consumer money transfer, consumer-to-business bill payment, official check and money order, prepaid services, transportation-related payment services and other related product and service offerings. Payment Services revenues from external customers, operating profit, and assets represent the following percentages of FDC’s consolidated revenues, total reported segment and all other and corporate operating profit, and consolidated assets:

	2004	2003	2002
Revenue from external customers	38%	40%	39%
Operating profit	48%	56%	52%
Assets	53%	66%	68%

A brief explanation of the segment’s businesses is presented below.

Operations	Business Description
Consumer-to-consumer money transfers

Western Union—Provides domestic and international money transfer services.

Orlandi Valuta—Provides money transfer services from the United States to Mexico and certain other countries in Latin America.

Consumer-to-business bill payment services

Western Union—Allows consumers to make auto, mortgage, utility, government and financial services payments through its Quick Collect and Convenience Pay products.

Paymap Inc. (“Paymap”)—Provides electronic mortgage payment solutions allowing billers to accept accelerated or last-minute mortgage payments.

E Commerce Group Products Inc. (“E Commerce Group”)—Allows companies to receive electronic bill payments and enables consumers to make payments to utility companies, collection agencies, financial companies and other billers.

Official checks and money orders	Integrated Payment Systems (“IPS”)—Issues official checks and money orders through an agent network of financial institutions and other entities.

Prepaid services	ValueLink—Provides prepaid stored-value card issuance and processing services.

Transportation-related payment services	EFS Transportation Services Inc. (“EFSTS”)—Provides a closed loop payment processing system for transportation companies in the United States.

Description of Payment Services Segment Operations

In the Payment Services segment, revenue is derived from three primary sources: transaction fees charged to consumers and clients; investment income earned on the investment of funds received from the sale of payment instruments (primarily official checks and money orders); and in certain transactions the Company generates revenue by acquiring foreign currency at wholesale exchange rates and providing the currency to consumers at retail exchange rates.

Growth in the Payment Services business is derived from continued investment in the Western Union brand name, expansion of the agent network that closely follows immigration patterns, emphasis on ethnic locations and localized marketing, balancing send and receive locations, and new products and services. Western Union’s agent network includes banks, post offices, large merchants and independent agents. Growth is further supported by expansion of westernunion.com and the loyalty card program, improvements in the POS experience, same-store transaction growth, and corridor marketing and pricing strategies.

The majority of the segment’s revenues are derived from money transfer transactions. Consumer-to-consumer and consumer-to-business transactions generated 84%, 82% and 81% of the segment’s revenues for the years ended December 31, 2004, 2003 and 2002, respectively. The table below presents the components of consumer-to-consumer and consumer-to-business revenues as a percentage of the combined total:

	Year ended December 31,
	2004	2003	2002
Consumer-to-consumer:
International (a)	60%	56%	52%
Domestic (b)	18%	19%	21%
Mexico (c)	6%	7%	7%
Consumer-to-business	16%	18%	20%

(a)	Represents transactions between foreign countries including transactions originated in the U.S. destined for foreign countries and foreign country transactions destined for the U.S. Excludes U.S. transactions sent to Mexico and Canada.
(b)	Represents all transactions within the U.S. and Canada.
(c)	Represents U.S. outbound transactions destined for Mexico.

Consumer-to-consumer money transfer

As a provider of consumer-to-consumer nonbank money transfer services, Western Union and its subsidiaries have an agent network of more than 61,000 agent locations in North America (United States, Canada and Mexico) and more than 158,000 international agent locations that provide consumer-to-consumer money transfer services in more than 195 countries and territories. The primary users of this service are people who periodically need to send funds to family in other locations, or to send or receive cash quickly in emergency situations. Consumer-to-consumer money transfer transactions totaled 96.7 million in 2004 compared to 81.0 million in 2003 and 67.8 million in 2002.

The Company enters into agency agreements with third parties to provide its money transfer services. Outside North America, many of the agreements are with banks and national post offices. Certain agents of the Company maintain sub-agent networks within their territory. In a typical consumer-to-consumer money transfer transaction, a consumer goes to one of the Company’s third-party agent locations, completes a form and pays the agent a fee. The sending agent enters the transaction data into the Company’s data processing system, from which it is processed and made available for payment at agent locations throughout the Company’s network. The intended recipient of the money transfer can enter any Western Union agent location in the destination country and the agent pays out the transferred amount upon presentation of identification by the recipient. The fee paid by the sender generally is based on the principal amount of the transaction and the location to which the funds are to be transferred. This transaction fee is set by Western Union and is recorded as revenue. The Company derives additional revenue from currency exchange spreads in its international and Mexico money transfer business. These spreads are the difference between the retail currency exchange rate provided to the individual consumer and the wholesale rate received when Western Union trades in larger blocks of currencies in the international money market. Generally, there are two agent locations involved in a money transfer transaction, the agent initiating the transaction (the “send agent”) and the agent disbursing funds (the “receive agent”). The send and receive agents each earn a commission generally based on a percentage of the fee charged to the customer. These commissions are included in “cost of services” in the Consolidated Statements of Income. Some agents outside the U.S. also receive additional commissions based on a portion of the foreign exchange revenue associated with money transfer transactions.

Western Union settles with the vast majority of its agents in U.S. dollars and euros. The Company utilizes currency exchange contracts, primarily forward contracts, to hedge against the risks associated with currency fluctuations. Limited foreign currency risk arises with respect to the agent settlement process. The foreign currency exchange risk is limited because the majority of money transfer transactions are paid shortly after they are initiated and agent settlements occur daily in most instances.

Consumer-to-business bill payment services

Payment Services offers several bill payment services, including enabling transferring payments from consumers to utility companies, collection agencies, finance companies, mortgage lenders, and other billers; initiating e-commerce bill payments through multiple sources; and enabling mortgage payments from a customer’s account directly to their mortgage lender. Consumer-to-business transactions totaled 146.1 million in 2004, compared to 134.0 million in 2003 and 119.3 million in 2002. The consumer-to-business transactions for 2004, 2003 and 2002 include E Commerce Group and Paymap (both acquired in the second quarter 2002) as if they were consolidated subsidiaries as of January 1, 2002, to provide a more meaningful comparison.

Official checks and money orders

IPS issues official checks, which are sold primarily through financial institutions, and money orders, which are sold at financial institutions and Western Union agent locations. Official checks serve as an alternative to a bank’s own disbursement items such as cashiers or bank checks.

IPS’ money order and official check services generate revenue primarily through IPS’ ability to invest funds pending settlement. IPS invests these funds in high-quality investments to minimize its exposure to credit risks.

These investments primarily are in high-quality, tax-free municipal bonds. In a money order transaction, a consumer purchases a money order from an agent. The agent selling the money order generally remits the funds collected from the consumer to IPS within a matter of days of the transaction date. An agent generally does not receive a commission on the sale of a money order, but is compensated by charging a fee to the consumer. In an official check transaction, a consumer will procure an official check from one of IPS’ agents, typically a financial institution. The official check agent generally is required to remit the funds collected from the consumer to IPS the following day. IPS pays its official check agents commissions based on short-term variable interest rates and the balance of outstanding official checks. IPS nets the commissions paid to official check agents against the revenues it earns from its investments.

Prepaid services

ValueLink develops, implements and manages prepaid stored-value card programs (i.e., gift cards) with brick and mortar, internet and international applications for national, regional and local retailers. The full-service stored value/gift card program offers transaction processing services, card acquisition and customer service for over 200 national brands.

Transportation-related payment services

EFSTS is a closed loop payment processing system for transportation companies in the United States. Its products offer transportation drivers a convenient way to purchase fuel, access cash and pay for repairs while on the road. Transportation companies use the processing system to manage their business daily through the internet or real time via a direct connection to a host. EFSTS also owns and operates ATM machines in truck stop locations across the United States.

Payment Services Seasonality

Payment Services segment revenues and earnings generally tend to be highest in the fourth quarter due to the holiday season in the United States and other countries and lowest in the first quarter. Seasonality does not have a significant impact on the results of operations.

Payment Services Agent Location Backlog

Western Union continued to expand its agent base through new signings domestically and internationally during the year. As of January 31, 2005, Western Union had a backlog of approximately 17,000 agent locations and plans to finish 2005 with approximately 250,000 worldwide agent locations.

Payment Services Geographic Mix and Revenues

No individual foreign country accounted for more than 7%, 6% and 6% of the segment’s revenues from external customers for the years ended December 31, 2004, 2003 and 2002, respectively. Revenues generated from foreign currency spreads represented 12%, 11% and 11%, respectively, of Payment Services revenues from external customers for the years ended December 31, 2004, 2003 and 2002, respectively.

Payment Services Significant Customers

No individual consumer makes up greater than 10% of the Payment Services segment revenue. Certain Western Union agents facilitate a large number of transactions; however, no individual agent accounts for greater than 5% of Payment Services revenue from external customers.

Merchant Services Segment

The Merchant Services segment is comprised of businesses that facilitate the acceptance of consumer transactions at the point of sale, whether it is transactions at a physical merchant location, over the internet or at an ATM.

Merchant Services revenues from external customers, operating profit, and assets represent the following percentages of FDC’s consolidated revenues, total reported segment and all other and corporate operating profit, and consolidated assets:

	2004	2003	2002
Revenue from external customers	36%	29%	29%
Operating profit	37%	33%	32%
Assets	34%	21%	19%

A brief explanation of the segment’s businesses is presented below.

Operations	Business Description
Merchant acquiring and processing

FDMS—Primarily through alliances with bank partners, provides merchants and other merchant acquirers with credit, debit, stored-value and loyalty card transaction processing services, including authorization, transaction capture and settlement, call center assistance and dispute resolution.

TASQ Technology Inc. (“TASQ”)—Provides POS devices and other equipment necessary to capture credit, debit, ATM, check, internet and smart card transactions for the Company’s merchant business and other third parties.

TeleCash Kommunikations-Service Gmbh (“TeleCash”)—A Germany-based seller, lessor and servicer of POS terminals and an electronic payment network operator.

Cashcard—An Australia-based provider of ATM services.

Check verification and guarantee services

TeleCheck Services, Inc. (“TeleCheck”)—Provides electronic check conversion, check guarantee, check verification and collection services.

Primary Payment Systems (“PPS”)—Provides software, information and analysis to assist in deposit, payment, and identity fraud prevention and reduction.

Network acquiring and processing	STAR Systems, Inc.—Provides ATM processing, STAR network access, and acquired debit card transaction processing services such as authorization and settlement for acquirers. Most of these services are provided through STAR and related network businesses acquired as part of the Concord merger.

Description of Merchant Services Segment Operations

In the Merchant Services segment, the Company’s revenues are derived primarily from transaction and processing service fees collected from merchant credit and debit card transactions.

Merchant acquiring

FDMS provides merchant credit and debit card transaction processing services. Including the merchant alliances, TASQ and TeleCash, FDMS accounts for the majority of the Merchant Services segment’s revenue. FDMS’ processing services include authorization, transaction capture, settlement, chargeback handling, and internet-based transaction processing. The vast majority of these services pertain to transactions in which consumer payments to merchants are made through VISA or MasterCard.

FDMS’ revenues are generated from:

•	Discount fees charged to a merchant net of credit card interchange and assessment fees charged by the bankcard associations (VISA and MasterCard). The discount fee is either a percentage of the credit card transaction or the interchange fee plus a fixed dollar amount;

•	Processing fees charged to unconsolidated alliances discussed below;

•	Processing fees charged to merchant acquirers who have outsourced their transaction processing to FDMS;

•	Equity earnings from unconsolidated alliances; and

•	Selling or leasing POS devices.

The Company and its alliances provided merchant processing services to approximately 4.1 million merchant locations worldwide in 2004. The Company and its alliances provided full service merchant card processing primarily on VISA and MasterCard transactions and PIN-debit at the point of sale. The following table presents the North America merchant dollar volume and North America merchant transactions processed for the past three years:

(in billions)	2004	2003	2002
North America merchant dollar volume	$1,020.6	$662.7	$544.6
North America merchant transactions	19.8	12.3	9.9

Growth in the Merchant Services business is derived from acquiring new merchant relationships, new and enhanced product and service offerings, cross selling products and services into existing relationships, the shift of consumer spending to increased usage of electronic forms of payment and the strength of its alliance partnerships with banks and financial institutions. The Company’s alliance structures take on different forms, including being consolidated subsidiaries, equity method investments and revenue sharing arrangements. Under the alliance program, the Company and a bank form a joint venture, either contractually or through a separate legal entity. Merchant contracts are contributed to the venture by the Company and/or the bank. New merchant business is solicited by the alliance’s (and in some cases, the financial institution’s) sales force. Each alliance requires successful management of the relationship between the Company and the financial institution alliance partner. The Company benefits by providing processing services for the alliance and its merchant customers, while the financial institution partner benefits by maintaining the merchant banking relationship. Alliance financial institutions provide card association sponsorship, clearing, and settlement services. The Company provides transaction processing and related functions; both owners may provide management, marketing, and other administrative services. The alliance strategy could be affected by further consolidation among financial institutions.

There are a number of different entities involved in a merchant transaction including the cardholder, card issuer, merchant, merchant acquirer, electronic processor and card association for credit and signature debit transactions, and debit network for PIN-debit transactions. The card issuer is the financial institution that issues the credit or debit card, authorizes transactions after determining whether the cardholder has sufficient available credit or funds for the transaction, and provides funds for the transaction. Some of these functions may be performed by an electronic processor (such as First Data Resources) on behalf of the issuer. The card association is VISA or MasterCard or a debit network (such as STAR) that routes the transactions between the Company and the card issuer. The merchant is a business from which a product or service is purchased by a cardholder. The acquirer (such as the Company or one of its alliances) contracts with merchants to facilitate their acceptance of transaction cards. A merchant acquirer may do its own processing or, more commonly, may outsource those functions to an electronic processor such as the Company. The acquirer/processor serves as an intermediary between the merchant and the card issuer by:

•	Obtaining authorization from the card issuer through a card association or debit network;

•	Transmitting the transaction to the card issuer through the applicable card association or debit network; and

•	Paying the merchant for the transaction. The Company typically receives the funds from the issuer via the card association or debit network prior to paying the merchant.

A transaction occurs when a cardholder purchases something from a merchant who has contracted with the Company (for example former Concord merchant acquiring customers), an alliance or a processing customer. When the merchant swipes the card through the POS terminal (which is often sold or leased, and serviced by the

Company), the Company obtains authorization for the transaction from the card issuer through the card association or debit network, verifying that the cardholder has sufficient credit or adequate funds for the transaction. Once the card issuer approves the transaction, the Company or the alliance “acquires” the transaction from the merchant and then transmits it to the applicable debit network or card association, which then routes the transaction information to the card issuer. Upon receipt of the transaction, the card issuer delivers funds to the Company via the card association or debit network. Generally, the Company funds the merchant after it receives the money from the card association or debit network. Each participant in the transaction receives compensation for processing the transaction. For example, in a transaction using a VISA or MasterCard for $500.00 with a merchant “discount rate” (i.e., fee) of 2%, the card issuer will fund the association $492.50 and bill the cardholder $500.00 on its monthly statement. The card association will retain assessment fees of $0.50 and forward $492.00 to the Company. The Company will retain $2.00 and pay the merchant $490.00. The $7.50 retained by the card issuer is referred to as interchange and it, like assessment fees, is set by the card association.

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

Network acquiring and processing services

In the merchant acquiring process flow described above, STAR represents a debit network. STAR’s fees differ from those presented in the example in that the debit network charges less for PIN-debit transactions than do the card associations for credit and signature debit since there is substantially less risk involved in the PIN-debit transaction because the transaction is not approved unless there are sufficient funds in the customer’s bank account. STAR’s revenues are primarily earned on a fee-per-transaction basis.

Check verification and guarantee services

TeleCheck revenues are earned primarily by charging merchant fees for check verification or guarantee services. The majority of TeleCheck’s business involves providing check guarantee services for checks received by merchants. Under the guarantee service, when a merchant receives a check in payment for goods and services, the transaction is submitted to and analyzed by TeleCheck. TeleCheck either accepts or declines the check for warranty coverage under its guarantee service. If TeleCheck approves the check for warranty coverage and the merchant accepts the check, the merchant will deposit the check in its bank account. If the check is returned unpaid by the merchant’s bank and the returned check meets the requirements for warranty coverage, TeleCheck is required to purchase the check from the merchant at its face value. TeleCheck then owns the purchased check and pursues collection of the check from the check writer. As a result, TeleCheck bears the risk of loss if it is unable to collect the returned check from the check writer. TeleCheck earns a fee for each check it guarantees, which generally is determined as a percentage of the check amount. TeleCheck guarantee services also are offered utilizing TeleCheck’s Electronic Check Acceptance® service (“ECA®”), which converts a paper check written at the point of sale into an electronic item, enabling funds to be deposited electronically to the merchant’s account and deducted electronically from the check writer’s account.

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

PPS provides software, information and analysis to assist in deposit, payment and identity fraud prevention and reduction.

Merchant Services Seasonality

Merchant Services revenues and earnings are impacted by the volume of consumer usage of credit cards, debit cards and checks written at the point of sale. Merchant Services experiences increased POS activity during the traditional holiday shopping period in the fourth quarter, the back-to-school buying period in the third quarter, and around other nationally recognized holidays.

Merchant Services Geographic Mix and Revenues

Revenues from external customers attributable to transactions originating in the United States accounted for 92%, 93% and 97% of Merchant Services’ revenues for the years ended December 31, 2004, 2003 and 2002, respectively. The balance of the segment’s revenues from external customers is attributable to transactions originating primarily in the United Kingdom, Germany, Greece and Australia. No individual foreign country accounted for more than 3% of the segment’s revenues for any of the three years in the period ended December 31, 2004.

Merchant Services Significant Customers

The Company has three significant merchant alliance relationships with two financial institutions, one being JPMorgan Chase, in the Merchant Services segment, of which two were accounted for under the equity method of accounting and the other was consolidated. Revenues associated with the alliance relationships with these two institutions combined represent approximately 21% of the Merchant Services segment revenues. Upon termination of these alliance relationships, the Company has certain rights to acquire all or a portion of the applicable merchant portfolios, depending on the circumstances of such termination. In July of 2004, JPMorgan Chase (part owner of the Company’s Chase Merchant Services alliance) merged with Bank One (part owner of the Company’s Paymentech alliance). The Company and the combined bank are in discussions regarding the possible restructuring of those alliances.

Card Issuing Services Segment

The Card Issuing Services segment primarily encompasses domestic and international card processing and debit network services. Growth in the Card Issuing Services business is derived from an increase in debit card usage, retail card outsourcing, expansion beyond core processing, and leveraging core processing capabilities into other markets such as healthcare. Growth is provided by the shift in payment methods from cash and check to card-based payments, consumer card penetration, growth in private label card outsourcing, growth in PIN-debit transactions, growth in loyalty programs and increased personal consumption expenditures.

Card Issuing Services revenues from external customers, operating profit, and assets represent the following percentages of FDC’s consolidated revenues, total reported segment and all other and corporate operating profit, and consolidated assets:

	2004	2003	2002
Revenue from external customers	23%	24%	26%
Operating profit	19%	14%	18%
Assets	12%	7%	7%

A brief explanation of the segment’s businesses is presented below.

Operations	Business Description
Credit and retail card processing

First Data Resources (“FDR”)—Principally domestic operations

First Data Europe (“FDE”)—European operations

First Data Resources Australia (“FDRA”)—Australian and Asian operations

First Data Hellas—Greek operations

Provides credit and retail card processing services to financial institutions and others issuing VISA and MasterCard credit cards, retail/private label cards and oil/fuel cards. Processing services include account maintenance, transaction authorization and posting, statement generation and printing, card embossing, fraud and risk management services and settlement.

Debit network issuing and processing

STAR Systems, Inc. (“STAR”)—Provides STAR network access for card issuers, ATM/debit and signature debit card processing services, such as transaction routing, authorization, card embossing and settlement for issuers.

Card processing software	PaySys International, Inc. (“PaySys”) —Provides its VisionPLUS credit card transaction processing software and processing services to financial institutions, retailers and third party processors primarily in international markets.

Description of Card Issuing Services Segment Operations

Card issuing and processing services

The Card Issuing Services segment provides products and processing services to card issuers, including financial institutions, retailers, oil companies, consumer finance companies and other card issuers. Financial institution clients include a wide variety of banks, savings and loan associations and credit unions. Processing services provided include account maintenance, transaction authorization and posting, statement generation and printing, embossing, fraud and risk management services and settlement. The Company’s card accounts on file were 406.0 million at December 31, 2004 and 347.8 million at December 31, 2003.

The Company provides a full array of services throughout the period of each card’s use, starting from the moment a card-issuing client processes an application for a transaction card. The Company’s in-house embossing facility produces cards for new accounts and at renewal dates (established by the client) for existing card accounts. FDR’s fraud management services monitor the unauthorized use of cards which have been reported to be lost, stolen, or which exceed credit limits. The Company’s fraud detection systems help identify fraudulent transactions by monitoring each cardholder’s purchasing patterns and flagging unusual purchases. Transactions are processed and posted to the cardholder’s account. Cardholder statements are prepared and mailed directly to cardholders using the Company’s in-house mail facilities. Other services provided include cardholder database analysis, cardholder behavior scoring, customized communications to cardholders, information verification associated with granting credit, debt collection, customer service, and proprietary oil card processing services.

The Company provides STAR network access, ATM/debit and signature debit card processing services, such as transaction routing, authorization, card embossing and settlement for issuers. When a merchant acquirer acquires a STAR transaction, it sends the transaction to the network switch, which in turn routes the transaction to the appropriate financial institution for authorization. To be routed through the STAR network switch, a transaction must be initiated with a card carrying the STAR mark at an ATM or POS terminal also displaying the STAR mark.

Currently, FDC’s operations in the United Kingdom, Australia and Greece are the Company’s principal processing facilities located outside the United States. FDC had 36.1 million international card accounts on file at December 31, 2004 compared to 31.2 million at December 31, 2003. Services provided generally mirror the Company’s domestic services. The Company also provides third-party bankcard processing to customers in

Canada and portions of Latin America. In Australia, FDC operates the largest independent electronic funds transfer network in that country, providing ATM, Electronic Funds Transfer (“EFT”), POS, smartcard, pay-by-phone and internet payment processing and acquiring services to more than 400 financial institutions, card issuers and merchant clients, as well as providing credit and merchant account processing services similar to the domestic operations.

Revenues for credit and retail card issuing and processing services are derived from fees payable under contracts that primarily depend on the number of cardholder accounts on file. More revenue is derived from active accounts (those accounts on file with monetary transactions posted or a monetary balance in the current period) than inactive accounts. Revenue related to STAR debit network issuing and processing services are also derived from fees payable under contracts but are driven more by monetary transactions processed rather than the account on file. FDR provides a multitude of services which are driven by client transactions and are separately priced and negotiated with clients. Most FDR contracts provide for the payment of minimum annual processing fees, payable without regard to the number of accounts. In some instances, the Company may make an advance payment to a client upon the signing or extension of a processing contract with the Company. FDR makes these payments primarily to compensate new clients for dedicating the resources to change service providers or to outsource an internal service function.

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

Card Issuing Services Pipeline

During January 2005, the Company converted approximately 31 million accounts leaving a pipeline of approximately 20 million accounts at January 31, 2005. The Company expects to convert 12 million of these accounts in 2005 and the remainder in 2006.

Card Issuing Services Seasonality

A majority of Card Issuing Services results of operations are driven by the number of accounts on file, both active and inactive, that remain fairly constant and are not materially affected by seasonality. STAR debit processing revenues and earnings are impacted by the volume of consumer usage of debit cards, and STAR experiences increased POS activity during the traditional holiday shopping period in the fourth quarter, the back-to-school buying period in the third quarter, and around other nationally recognized holidays.

Card Issuing Services Geographic Mix and Revenues

Revenues from external customers attributable to transactions originating in the United States accounted for 80%, 82% and 83% of Card Issuing Services revenues for each of the years ended December 31, 2004, 2003 and 2002. Revenues derived from external customers of the Company’s processing subsidiary in the United Kingdom represented 11%, 12% and 10% of Card Issuing Services revenues from external customers for the years ended December 31, 2004, 2003 and 2002, respectively. Other than the United Kingdom, no individual foreign country accounted for more than 4% of the segment’s revenues from external customers for any of the three years in the period ended December 31, 2004.

Card Issuing Services Significant Customers

During 2004, the Company had a significant relationship with one client, JPMorgan Chase, whose revenues represented approximately 10% of the Card Issuing Services segment revenue. JPMorgan Chase has announced its intention to deconvert its accounts on file in the third quarter 2005.

All Other and Corporate

The remainder of the Company’s business units are grouped in the All Other and Corporate category, which includes eONE, Teleservices, First Data Voice Services and corporate operations.

eONE is focused on identifying, developing, commercializing and operating emerging payment systems and related technologies in two areas: government payments and mobile payments. In the government payments area, the Company provides electronic tax processing services for the Electronic Federal Tax Payment System (“EFTPS”).

Teleservices is a provider of voice-center services to the telecommunications and financial services industries. The Company operates two voice operations centers in the United States that provide a full range of high-volume, inbound telephone operator services, including customer support, directory assistance and multilingual customer service. First Data Voice Services offers customized toll-free telephone interactive voice services that gather, process and distribute information for client needs for both promotional and long-term projects. Revenues from these services consist of fees paid by clients, which are generally based on call volume, duration and the number of transactions.

Corporate operations include administrative and shared service functions such as the executive group, acquisitions group, legal, tax, treasury, human resources, information technology, and procurement. Costs incurred by corporate that are directly related to a segment are allocated to the respective segment. Overhead costs, including shared services, are allocated to the segments based on a percentage of the segment’s revenue.

All Other and Corporate Significant Customers

All Other and Corporate has a significant customer relationship with one customer that represents approximately 22% of All Other and Corporate’s revenue from external customers. Through FDGS, a subsidiary of eONE, the Company provides electronic tax processing services as a subcontractor for a partner bank, which has contracted with the U.S. Department of the Treasury Financial Management Service (“FMS”), to be a provider of the EFTPS. Historically, FDGS has been one of two providers of such services. In March 2004, FDGS and its partner bank were informed that FMS intended to contract with them to be the single provider of EFTPS services based on proposed new terms submitted by FDGS and its partner bank. FDGS completed the transition of the services from the other provider in the fourth quarter 2004.

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

The most significant marketing and advertising program supports the Western Union brand name and consumer awareness of Western Union’s services. These marketing programs include the use of television, radio, print media and internet.

In the Merchant Services segment direct sales efforts by Company employees, bank alliances and independent sales organizations have been effective in signing new merchant clients. Additionally, alliance partners provide referrals to their respective alliance’s dedicated sales force from their bank branches. This often occurs when a merchant opens a new account at a bank and the bank refers the merchant to the alliance to obtain transaction-processing services.

Intellectual Property

FDC owns many trademarks, patents and other intellectual property that are important to its future success. The only intellectual property rights which are individually material to the Company or any of its business segments are the Western Union trademark and the STAR tradename. The Western Union trademark is widely recognized and is associated with quality and reliable service. Loss of the proprietary use of the Western Union trademark or a diminution in the perceived quality associated with that name could harm the Company’s growth in the money transfer business. Similarly, financial institutions associate the STAR tradename with quality and reliable debit network processing services. Loss of the proprietary use of the STAR tradename or a diminution in the perceived quality associated with that name could harm the Company’s growth in the debit network business.

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

Regulation

Various aspects of the Company’s service areas are subject to U.S. federal, state and local regulation, as well as regulation by foreign jurisdictions. Failure to comply with regulations may result in the suspension or revocation of any license or registration at issue, limitation, suspension or termination of service, as well as the imposition of civil and criminal penalties, including fines. Certain of the Company’s services also are subject to rules promulgated by various payment networks, such as VISA and MasterCard, as more fully described below.

Banking Regulation

The Company’s subsidiary First Financial Bank (“FFB”) is a Colorado industrial bank, which conducts limited banking functions in connection with affiliated Company businesses. It is subject to regulation and examination by the Federal Deposit Insurance Corporation and the Division of Banking of the Colorado Department of Regulatory Agencies. First Data Loan Company Canada (“FDLCC”), through which the Company conducts some of its merchant acquiring activities in Canada, is a Canadian loan company subject to regulation and examination by the Office of the Superintendent of Financial Institutions and to various provincial registration and licensing requirements. These financial institution subsidiaries are also subject to various national and local banking and consumer protection laws and regulations that apply to the activities they conduct in their respective jurisdictions.

Because the Company’s card issuing, merchant processing and STAR debit network businesses provide data processing services for financial institutions, they are subject to regulations under the Electronic Funds Transfer Act and to examination by the Federal Financial Institutions Examination Council, an interagency body comprised of the federal bank and thrift regulators and the National Credit Union Association.

In October 2004, Western Union’s subsidiary, Western Union International Bank GmbH (“WUIB”) was granted a banking license by Finanzmarktaufsicht Behoerde (FMA), the Austrian Financial Market Authority, which allows WUIB to offer a range of financial products and services to European consumers in the 25 Member

States of the European Union. The banking license subjects WUIB to the Austrian Banking Act and the Austrian Financial Market Authority Act. It is anticipated that WUIB will commence operations in 2005.

Association and Network Rules

FFB is a member of VISA and MasterCard and is subject to the rules of those associations, including a capital requirement based on the merchant credit card processing volume and risk profile of the merchant transactions cleared through FFB. FFB is also a member of numerous debit and EBT networks in connection with its sponsorship of merchants, financial institutions, independent sales organizations, ATMs and cards into such networks. FDLCC is a member of MasterCard in Canada and subject to MasterCard rules. FDR, FDMS and STAR are registered with VISA and MasterCard as service providers for member institutions. Two STAR entities, Star Networks, Inc. and Star Processing Inc., are also processor level members of numerous debit and EBT networks in connection with processing services and other services they provide to their customers. As such, the Company is subject to applicable card association and network rules, which could subject it to a variety of fines or penalties that may be levied by the card associations for certain acts and/or omissions on the part of the Company, its sponsorees, acquirer customers, processing customers and/or merchants. The Company mitigates this risk by maintaining an extensive card association and network compliance function. The Company is also subject to network operating rules promulgated by the National Automated Clearing House Association relating to payment transactions processed by the Company using the Automated Clearing House Network and to various state laws regarding such operations, including laws pertaining to EBT.

Credit Reporting Regulations

TeleCheck and the Company’s majority-owned subsidiary PPS are subject to the Federal Fair Credit Reporting Act and various similar state laws based on TeleCheck’s maintenance of a database containing the check-writing histories of consumers and the use of that information in connection with its check verification and guarantee services and PPS’ risk management services, including its information databases used to mitigate losses associated with deposit, payment and identity fraud.

The collection business within TeleCheck is subject to the Fair Debt Collection Practices Act and various similar state laws. TeleCheck may become subject to further regulation in the future as legislatures, both federal and state, enact additional legislation aimed at regulating the collection, storage and use of data and databases regarding consumers. In particular, legislation reducing or eliminating access to and use of information on drivers licenses, requiring blocking of access to credit reports or scores, mandating score or scoring methodology disclosure and proscribing the maintenance or use of consumer databases, including a consumer’s rights to effect the usable content of databases, could reduce the effectiveness of TeleCheck’s risk management tools or otherwise increase its costs of doing business.

Money Transfer and Payment Instrument Licensing and Regulation

The Company is subject to various U.S. federal, state and foreign laws and regulations governing money transmission and the sale of payment instruments, such as official checks and money orders.

In the United States, most states license money transfer services providers and issuers of payment instruments. Many states exercise authority over the operations of the Company’s services related to money transmission and the sale of payment instruments and, as part of this authority subject the Company to periodic examinations. Many states require, among other things, that proceeds from the sales of such instruments and money transfers be invested in high-quality marketable securities prior to the settlement of the transactions. Such licensing laws also may cover matters such as regulatory approval of agent locations, consumer forms, consumer disclosures and the filing of periodic reports by the licensee, and require the licensee to demonstrate and maintain levels of net worth. Many states also require money transmitters, issuers of payment instruments, and their agents to comply with federal and/or state anti-money laundering laws and regulations.

The Company’s money transfer and payment services businesses also are subject to regulation by the United States, including anti-money laundering laws and regulations, including the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001 (collectively, the “BSA”). In addition, certain economic and trade sanctions programs that are administered by the Treasury Department’s Office of Foreign Assets Control (“OFAC”), prohibit or restrict transactions to or from or dealings with specified countries, their governments, and in certain circumstances, their nationals, and with individuals and entities that are specially-designated nationals of those countries, narcotics traffickers, and terrorists or terrorist organizations. The BSA, among other things, requires money transfer companies and the issuers and sellers of money orders and official checks, to develop and implement risk-based anti-money laundering programs, report large cash transactions and suspicious activity, and to maintain transaction records. These requirements also apply to the agent network maintained by the Company’s Payment Services segment. The Treasury Department has interpreted these requirements to include due diligence and risk based monitoring of agents.

In addition, the money transfer business is subject to some form of regulation in each of the 195 countries and territories in which such services are offered. These regulations may include limitations on what types of entities may offer money transfer services, limitations on the amount of principal that can be moved into or out of a country, limitations on the number of money transfers that may be sent or received by a customer, agreements on the rates of exchange between currencies, and laws and regulations intended to help detect and prevent money laundering and criminalize money laundering activity.

The Company has developed and is enhancing global compliance programs to monitor and address legal and regulatory requirements and developments. The Company’s money transfer network operates through independent agents in most countries, and the Company’s ability to directly control such agents’ compliance activities is limited. To assist in managing and monitoring the money laundering risks, the Company has developed and continues to enhance an anti-money laundering compliance program comprised of policies, procedures, systems and internal controls which address potential money laundering risks. Such programs include dedicated compliance personnel, training and monitoring programs, as well as support and guidance to the agent network on effective compliance programs.

Foreign and domestic governments may impose new or additional rules on money transfers and sales of payment instruments, including regulations which (i) prohibit transactions in, to or from certain countries, governments, nationals and individuals and entities; (ii) impose additional identification, reporting or recordkeeping requirements; (iii) limit the entities capable of providing money transfer services and sales of payment instruments; (iv) limit or restrict the revenue which may be generated from money transfers, including revenue derived from foreign exchange; (v) require additional consumer disclosures; or (vi) limit the number or principal amount of money transfers which may be sent to or from the jurisdiction.

Escheat Regulations

The Company is subject to escheat laws which require the Company to turn over to certain government authorities the property of others held by the Company that has been unclaimed for a specified period of time, such as, in the Payment Services segment, money orders and other payment instruments that have not been presented for payment or, in the Merchant Services segment, account balances that cannot be returned to a merchant following discontinuation of its relationship with the Company. A number of the Company’s subsidiaries hold property subject to state escheat laws and the Company has an ongoing program to comply with those laws. The Company is subject to audit by the states with regard to its escheatment practices. Twenty states have notified the Company of their intent to audit the Company’s escheatment practices and the Company has entered into a voluntary agreement with another state under which the Company will conduct an internal examination of its escheatment practices utilizing third party experts. The Company expects to complete its internal examination in 2005. No state has formally initiated an audit of the Company’s escheatment practices; however, the Company is in discussions with the states to obtain their agreement to use the Company’s internal examination in place of an audit by the states.

Privacy Regulations

Each of the Company’s segments provides services that may be subject to various state, federal and foreign privacy laws and regulations. Relevant federal privacy laws include the Gramm-Leach-Bliley Act, which applies directly to a broad range of financial institutions and indirectly to companies that provide services to financial institutions, and the Health Insurance Portability and Accountability Act, which applies directly to certain healthcare-related businesses and indirectly to companies that provide services to such businesses. Relevant foreign privacy laws include Directive 95/46 EC of the European Parliament and of the Council of 24 October 1995, as such directive is implemented in each member state of the European Union; the Australian Privacy Act 1988; and the Personal Information Protection and Electronic Documents Act in Canada. Each of these laws restricts the use and disclosure of sensitive personal information, requires notice to consumers of privacy practices and provides consumers certain rights to prevent use and disclosure of protected information. These laws also impose requirements for safeguarding sensitive information through the issuance of data security standards or guidelines. Certain state laws impose similar privacy obligations, as well as obligations to provide notification of security breaches in certain circumstances.

Other

The Company also provides other services that are subject to United States and foreign anti-money laundering and anti-terrorist laws and regulations such as the BSA, and various consumer protection laws. The Company’s merchant processing services are also subject to sanction programs administered by OFAC. Additionally, the Company and its subsidiaries are subject to various state, federal and foreign laws that regulate competition. The Company continues to implement policies and programs as well as adapt its business practices and strategies to help it comply with these laws and regulations.

Competition

First Data has a strong competitive position in each of the three segments in which it competes: Payment Services, Merchant Services and Card Issuing Services. FDC faces significant competition in each of its business segments. The Company also competes with companies that internally perform processing or other related services offered by FDC. In addition, the Company believes that changes in enacted regulations and other legislation as well as other new technologies related to electronic commerce may impact the competitive environment in which the Company operates.

The competitive environments in which each segment operates are described below:

Payment Services Segment—In the Payment Services segment, Western Union’s money transfer and bill payment businesses compete with established financial institutions, international and regional money transfer providers and numerous niche or corridor providers as well as couriers, mail services and informal networks that deliver money. The Company also competes with bank wire transfer services. Companies using emerging technology associated with the internet, ATMs and other media are also providing money transfer services in ways that compete with Western Union. In addition, the Company faces several smaller established competitors in providing commercial money transfer and bill payment services. FDC’s official check and money order businesses compete primarily with financial institutions with in-house check products and with postal money orders and official checks and money orders of other providers, respectively.

The most significant competitive factors in the Payment Services segment relate to brand, price, distribution network, POS customer experience, and, in various forms, customer relationship management. The Payment Services business is further impacted by new technologies that expand consumer choices and changes in the regulatory landscape regarding governmental initiatives focused on know-your-customer and other related programs.

Merchant Services Segment—The Company’s Merchant Services business and its alliances compete with several smaller national service providers and financial institutions that provide these services to their merchant customers. In many cases, the merchant alliances also compete against each other for the same business. FDC’s check guarantee and verification business competes principally with two other national companies. The Company also faces significant competition from regional, national and international operators of debit networks.

The most significant competitive factors relate to price, brand, strength of financial institution partnership, breadth of features and functionality, scalability and servicing capability. The Merchant Services business is further impacted by large merchant and large bank consolidation, card association business model expansion, and the expansion of new payment methods and devices.

Card Issuing Services Segment—FDC’s Card Issuing Services segment competes with several other third-party cardholder processors in the United States, certain international processors as well as financial institutions that possess in-house operations to manage card issuance and maintenance.

The most significant competitive factors are price, system performance and reliability, breadth of features and functionality, disaster recovery capabilities and business continuity preparedness, data security, scalability and flexibility of infrastructure and servicing capability. The Card Issuing Services business is further impacted by financial institution consolidation and ongoing regulatory scrutiny of the subprime issuers.

In both the Merchant Services and Card Issuing Services segments, the card associations—VISA and MasterCard—are increasingly offering products and services that compete with those of the Company. As discussed more fully in Item 3 (“Legal Proceedings”) below, in 2003 the Company counter sued VISA for using its market power and rule making ability to prevent the Company from competing with VISA for certain network services.

Within the All Other and Corporate category, FDGS has historically had one competitor of similar size in connection with the EFTPS contract; however, in March 2004, FDGS and its partner bank were informed that FMS intended to contract with them to be the single provider of EFTPS services. FDGS completed the transition of the services from the other provider in the fourth quarter 2004. The remaining All Other and Corporate operations have numerous competitors and no competitor is considered dominant.

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

The Merchant Services segment expects that the shift from cash and check transactions to electronic and card transactions will continue to create growth opportunities. Bank industry consolidation impacts existing and potential clients in FDC’s service areas, primarily in Card Issuing Services and Merchant Services. In addition, the Company’s alliance strategy could be negatively impacted as a result of consolidations, especially where the banks involved are committed to merchant processing businesses that compete with the Company. Conversely, if an existing alliance bank partner acquires new merchant business this could result in such business being contributed to the alliance. The Company has been in discussions with JPMorgan Chase since its merger with Bank One to determine how those alliance relationships will be structured in the future.

The Check Clearing for the 21st Century Act, commonly known as Check 21, took effect October 28, 2004. This federal law is designed to enable financial institutions to handle more checks electronically in an effort to make check processing faster and more efficient. It is too early to determine the impact of faster and more efficient check processing on the Company’s investable float balance.

Employees and Labor Relations

At January 31, 2005, the Company employed approximately 32,000 employees, approximately 95% of which were full-time employees. A wholly owned subsidiary of FDC has approximately 2,400 employees in the United Kingdom, the majority of whom are members of UNIFI Trade Union (formerly the Banking Insurance & Finance Union). Employees of FDC subsidiaries in Paris, France; Nürnberg, Germany; and Stüttgart, Germany are also represented by local works councils. Western Union has two four-year labor contracts (expiring August 6, 2008) with the Communications Workers of America, AFL-CIO representing employees in the United States, which accounts for approximately 1,200 Western Union employees primarily located in Dallas, Texas, Bridgeton and St. Charles, Missouri. The majority of the Company’s employees are not otherwise represented by any labor organization in the United States. The Company believes that its relations with its employees and the labor organizations identified above are good.

Available Information

FDC’s principal executive offices are located at 6200 S. Quebec Street, Greenwood Village, CO 80111, telephone (303) 967-8000, internet address www.firstdata.com. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge through the “Invest” portion of the Company’s web site, www.firstdata.com, as soon as reasonably practical after they are filed with the Securities and Exchange Commission. The Company’s Audit Committee Charter, Compensation and Benefits Committee Charter, Corporate Governance Committee Charter, Executive Committee Charter, Oversight Committee Charter, Corporate Governance Guidelines and codes of conduct are available without charge through the “Governance” portion of the Company’s web site, listed above, or by writing to the attention of Investor Relations at the address listed above.

ITEM 2.    PROPERTIES

As of December 31, 2004, the Company and its subsidiaries owned or leased approximately 203 domestic properties and approximately 98 international properties. These facilities are used for operational, sales and administrative purposes, and are all currently being utilized.

	Leased Facilities	Owned Facilities	Facilities Leased with Option to Buy
Facilities in the United States
Payment Services	66	1	1
Merchant Services	95	3	4
Card Issuing Services	10	10	2
All Other and Corporate	8	2	1

International Facilities
Payment Services	50	—	—
Merchant Services	17	—	—
Card Issuing Services	21	5	—
All Other and Corporate	5	—	—

Payment Services has principal operations in Denver, Colorado; Westerville, Ohio; Bridgeton and St. Charles, Missouri; Montvale, New Jersey; and Dublin, Ireland. Merchant Services principal operations are conducted in Melville, New York; Hagerstown, Maryland; Wilmington, Delaware; Memphis, Tennessee; Coral Springs, Florida; Moorpark, California; Houston, Texas; Stuttgart, Germany and Sydney, Australia. The principal operations for Card Issuing Services are located in Wilmington, Delaware; Chandler, Arizona; Omaha, Nebraska; Orlando, Florida; Basildon, England; Athens, Greece; and Sydney, Australia. The Company’s All Other and Corporate facilities include the Company’s corporate offices in Denver, Colorado and other principal facilities in Atlanta, Georgia; Daytona, Florida; Corpus Christi, Texas and Omaha, Nebraska.

The Company believes that its facilities are suitable and adequate for its current business; however, the Company periodically reviews its space requirements and may acquire new space to meet the needs of its businesses or consolidate and dispose of or sublet facilities which are no longer required.

ITEM 3.    LEGAL PROCEEDINGS

In Re: Concord EFS, Inc. Securities Litigation

As previously reported, beginning on September 6, 2002, a number of complaints containing essentially identical factual and legal allegations were filed against Concord EFS, Inc. (“Concord”) and its directors. Concord became a subsidiary of the First Data Corporation (“FDC” or “the Company”) on February 26, 2004. The cases were consolidated on November 20, 2002 under the caption In Re Concord EFS, Inc. Securities Litigation in the United States District Court for the Western District of Tennessee. The lead plaintiffs in the action filed a Consolidated Amended Complaint on or about February 17, 2003, in which they allege, among other items, that Concord’s financial statements were materially misleading because they failed to disclose “related party transactions” with H&F Card Services, Inc. (“H&F”). The Consolidated Amended Complaint seeks class certification, an unspecified amount of compensatory damages, including interest thereon, attorney fees and other costs and expenses on behalf of the plaintiffs and members of the putative class, and other relief the Court may deem just and proper. The defendant filed a motion to dismiss the Consolidated Amended Complaint on May 2, 2003, which the Court denied on January 7, 2004. The parties are currently engaged in discovery. The Company intends to vigorously defend against these claims.

In Re: Concord EFS, Inc. Shareholders Litigation

As previously reported, on or about April 3 and 4, 2003 two purported class action complaints were filed on behalf of the public holders of Concord’s common stock (excluding shareholders related to or affiliated with the individual defendants) in the Circuit Court of Tennessee for the Thirtieth Judicial District by Charles Reed and Coralyn Stransky. The defendants in those actions were certain current and former officers and directors of Concord. The complaints generally alleged breaches of the defendants’ duty of loyalty and due care in connection with the defendants’ alleged attempt to sell Concord without maximizing the value to shareholders in order to advance the defendants’ alleged individual interests in obtaining indemnification agreements related to the securities litigation discussed above and other derivative litigation. The complaints sought class certification, injunctive relief directing the defendants’ conduct in connection with an alleged sale or auction of Concord, reasonable attorneys’ fees, experts’ fees and other costs and relief the Court deems just and proper. These complaints were consolidated into one action (In Re Concord EFS, Inc. Shareholders Litigation) and transferred to the Shelby County Circuit for the State of Tennessee.

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

On October 15, 2003, the plaintiffs moved for leave to file a third amended consolidated complaint similar to the previous complaints but also alleging that the proxy statement disclosures relating to the antitrust regulatory approval process were inadequate. On October 17, 2003, the plaintiffs filed a motion for preliminary injunction to enjoin the shareholder vote on the proposed merger and/or the merger itself. The Court denied the plaintiffs’ motion on October 20, 2003 but ordered deposition discovery on an expedited basis. On October 27, 2003 the plaintiffs filed a renewed motion to enjoin the shareholder vote, which was denied by the Court the same day. A motion to dismiss was filed on June 22, 2004 alleging that the claims should be denied and are moot since the merger has occurred. On October 18, 2004, the court heard arguments on the plaintiff’s motion to amend complaint and defendant’s motion to dismiss. The Company intends to vigorously defend the action.

Department of Justice Civil Investigation

As previously reported, on February 4, 2004 and April 9, 2004, the U.S. Department of Justice (“DOJ”) issued Civil Investigative Demands (“CID”) to determine if Western Union’s agent contracts constitute a monopolization or agreements in restraint of trade in violation of Section 1 or Section 2 of the Sherman Act. Additionally, the following states and territories are currently participating in the investigation and have requested the information called for in the CIDs: Nevada, Delaware, Connecticut, District of Columbia, Hawaii, Louisiana, Massachusetts, Oregon, Florida, Puerto Rico, New York and California. In January 2005, the Texas Attorney General’s Office advised Western Union that it was closing its investigation.

Brennan v. Concord, et al.

As previously reported, on July 2, 2004, Pamela Brennan, Terry Crayton, and Darla Martinez filed a class action complaint on behalf of themselves and all others similarly situated in the United States District Court for the Northern District of California against the Company; its subsidiary Concord EFS, Inc.; Bank of America Corporation; Bank One Corporation; Bank One, N.A.; JPMorgan Chase & Co.; Citibank (West), FSB; SunTrust Banks, Inc.; Wachovia Corporation; Wells Fargo & Co.; Wells Fargo Bank, N.A.; and Servus Financial Corporation. Plaintiffs claim that the defendants have violated antitrust laws by conspiring to artificially inflate foreign ATM fees that were ultimately charged to ATM cardholders. Plaintiffs seek a declaratory judgement, injunctive relief, compensatory damages, attorneys’ fees, costs and such other relief as the nature of the case may require or as may seem just and proper to the court. The Company intends to vigorously defend this action.

As previously reported, the following parties have filed and served suits, alleging claims and requesting relief substantially similar to those claims in the Brennan action, against the Company, its subsidiary Concord EFS, Inc., Bank of America Corp., Bank One Corp., Bank One, N.A., JPMorgan Chase & Co., Citibank (West), FSB, SunTrust Banks, Inc., Wachovia Corporation, Wachovia Bank, NA, Wells Fargo & Co., Wells Fargo Bank, N.A., and Servus Financial Corp, the financial institutions named in the Brennan action:

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

The Plaintiffs sought to have all of the cases consolidated by the Multi District Litigation panel. That request was denied by the panel December 16, 2004 and all cases have been transferred to the Northern District of California. With the exception of the Murray case, which has not yet been assigned, all actions have been assigned to a single judge. That judge has stayed the litigation pending resolution of the defendants’ motions seeking dismissal of the Brennan complaint. Those motions are scheduled to be argued March 24, 2005.

VISA U.S.A. Inc. Litigation

As previously reported, the United States District Court for the Northern District of California denied VISA’s Motion to Dismiss the Company and its two subsidiaries’ counterclaim on August 11, 2004. The Company amended the counterclaim on August 13, 2004 and on September 3, 2004 the Court entered an order vacating the trial date and setting the close of fact and expert discovery in April 2005.

Cruz Action

As previously reported, in the class action suit filed by Ana Cruz, Ramata Sly, Clare Sambrook and Albert Lewis Vale the parties jointly filed papers in support of final approval of the proposed settlement. A small number of class members filed objections to or requests for exclusion from the proposed settlement and, on April 2, 2004, two of the objectors filed a response to the parties’ motion for final approval. On April 9, 2004, the Court held a hearing on the fairness of the proposed class action settlement.

On October 19, 2004, the Court granted final approval of the settlement. On February 7, 2005, the Court approved the application of plaintiffs, made pursuant to the terms of the settlement, for an award of attorney’s fees and a payment to the class representatives. Also on February 7, 2005, the Court entered a final judgment in the action. The time period during which objectors may appeal has not yet expired. If an appeal is taken and the approval of the settlement reversed on appeal, the Company intends to vigorously defend this action.

Merger Derivative Action

On November 21, 2003, Thomas J. McAdam instituted a shareholder derivative action against FDC and nine of its directors alleging that the directors breached their fiduciary duties in connection with FDC’s merger with Concord (the “Action”). The Action challenged the Board’s failure to take the steps necessary to obtain Department of Justice approval of the transaction under the Hart-Scott-Rodino Antitrust Improvement Act (“HSR”). On October 23, 2003, the Department of Justice, the District of Columbia and seven states sued FDC and Concord, seeking a permanent injunction against the merger for violation of the antitrust laws.

Plaintiff in the Action sought FDC’s divestiture of its interest in NYCE Corporation (“NYCE”) as a means to obtain HSR clearance. On December 15, 2003, it was announced that FDC and the Department of Justice (together with the District of Columbia and seven states) had reached an agreement whereby First Data would divest its interest in NYCE, thereby removing the impediment to its merger with Concord. The merger was consummated on February 26, 2004.

On February 16, 2005, the parties to the Action entered into a stipulation agreeing that the claims asserted in the Action had become moot. In that connection, FDC has agreed to pay the fees and expenses incurred by plaintiffs’ counsel in litigating the Action in an aggregate amount of $325,000.

Unless, on or before April 8, 2005, one or more FDC shareholders objects to the dismissal of the Action as moot or to FDC’s agreement with respect to the payment of attorneys’ fees and expenses, and unless any such objections are deemed by the Court to be of merit, the Court will enter a final order dismissing the Action with prejudice as to plaintiff and his counsel. Objections shall be filed in the office of the Register in Chancery, 500 North King Street, Wilmington, DE 19801 and copies served upon the following counsel of record:

Joseph A. Rosenthal, Esquire	Raymond Dicamillo, Esquire
Rosenthal, Monhait, Gross & Goddess, P.A.	Richards, Layton & Finger, P.A.
Suite 1401, 919 N. Market Street	P.O. Box 551
P.O. Box 1070	920 King Street
Wilmington, DE 19899	Wilmington, DE 19899

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The principal market for the Company’s common stock is the New York Stock Exchange (“NYSE”), ticker symbol FDC. The following table sets forth, for the indicated calendar periods, the reported intraday high and low sales prices of the common stock on the NYSE Composite Tape and the cash dividends per share of common stock. At January 31, 2005, the Company had 3,902 common stockholders of record.

	High	Low	Dividend
2004
First Quarter	$44.10	$37.67	$0.02
Second Quarter	46.80	40.63	0.02
Third Quarter	44.72	40.25	0.02
Fourth Quarter	44.43	39.00	0.02
2003
First Quarter	$38.30	$30.90	$0.02
Second Quarter	44.90	32.50	0.02
Third Quarter	43.63	36.98	0.02
Fourth Quarter	41.60	33.26	0.02

The timing and amount of future dividends will be (i) dependent upon the Company’s results of operations, financial condition, cash requirements and other relevant factors, (ii) subject to the discretion of the Board of Directors of the Company, and (iii) payable only out of the Company’s surplus or current net profits in accordance with the General Corporation Law of the State of Delaware.

In February 2005, the Company increased its quarterly dividend to $0.06 per common share from $0.02 per common share.

The following table presents stock repurchase programs authorized by the Board of Directors from 2001 through 2004, disclosing total shares purchased under each program and the associated cost (in millions):

	2004		2003		2002
	Treasury Shares	Cost	Treasury Shares	Cost	Treasury Shares (a)	Cost
	(in millions)
$700 million, authorized September 2001	—	—	—	—	14.1	$512.8
$500 million, authorized May 2002	—	—	11.5	$461.9	1.1	38.3
$1.145 billion, authorized May 2003	3.4	$145.8	25.3	999.5	—	—
$1.0 billion, authorized February 2004	23.3	1,000.3	—	—	—	—
$2.0 billion, authorized May 2004	47.4	2,000.6	—	—	—	—
$1.5 billion, authorized October 2004	14.1	594.7	—	—	—	—

	88.2	3,741.4	36.8	1,461.4	15.2	551.1
Treasury stock purchases related to employee benefit plans	18.0	776.3	9.7	363.6	7.7	298.0

Total stock repurchases	106.2	$4,517.7	46.5	$1,825.0	22.9	$849.1

(a)	Share amounts have been retroactively restated for all periods to reflect the impact of the June 2002 stock split.

ITEM 6.    SELECTED FINANCIAL DATA

The following data should be read in conjunction with the Consolidated Financial Statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations included elsewhere in this annual report.

The Notes to the Consolidated Financial Statements contain additional information about various acquisitions, dispositions and certain charges and benefits resulting from restructurings, impairments, litigation and regulatory settlements, other, investment gains and losses and divestitures, which affect the comparability of information presented. Certain prior years’ amounts have been reclassified to conform to the current year presentation. The Company classified NYCE as a discontinued operation in 2003, and all periods below have been reclassified from historically reported results to reflect the impact. 2004 amounts below include Concord since the merger on February 26, 2004. All results are in millions, except for per share amounts or otherwise noted.

	For Year Ended December 31,
	2004	2003	2002	2001	2000
Income statement data:
Revenues (a)	$10,013.2	$8,400.2	$7,502.6	$6,602.2	$5,922.1
Expenses, net of other income/expense (a)	7,520.0	6,561.4	5,870.1	5,550.2	4,724.6

Income before income taxes, minority interest, equity earnings in affiliates, discontinued operations and cumulative effect of a change in accounting principle	2,493.2	1,838.8	1,632.5	1,052.0	1,197.5
Income taxes	674.7	463.9	422.3	333.0	378.7
Minority interest	(114.6)	(119.6)	(96.6)	(31.5)	(24.5)
Equity earnings in affiliates	163.9	138.7	118.6	183.9	135.3

Income from continuing operations	1,867.8	1,394.0	1,232.2	871.4	929.6
Income from discontinued operations net of taxes of $21.3, $17.6, $9.9 and $3.8, respectively	7.4	14.7	5.7	3.2	—
Cumulative effect of a change in accounting principle, net of $1.6 income tax benefit (b)	—	—	—	(2.7)	—

Net income	$1,875.2	$1,408.7	$1,237.9	$871.9	$929.6

Depreciation and amortization	$738.2	$569.3	$523.2	$631.4	$588.8
Per share data for continuing operations:
Earnings per share—basic (c)	$2.26	$1.89	$1.63	$1.12	$1.14
Earnings per share—diluted (c)	2.22	1.86	1.60	1.10	1.12
Per share data for discontinued operations:
Earnings per share—basic (c)	0.01	0.02	—	—	—
Earnings per share—diluted (c)	0.01	0.02	0.01	—	—
Cash dividends per share (c)	0.08	0.08	0.07	0.04	0.04
Balance sheet data (at year-end):
Total assets	$32,718.8	$25,585.6	$26,591.2	$21,912.2	$17,295.1
Settlement assets	15,697.3	15,119.3	16,688.5	13,166.9	9,816.6
Total liabilities	23,832.7	21,538.3	22,434.9	18,392.3	13,567.4
Settlement obligations	15,590.9	14,833.2	16,294.3	13,100.6	9,773.2
Borrowings	4,606.3	3,037.8	2,581.8	2,517.3	1,780.0
Convertible debt	—	537.2	552.7	584.8	50.0
Total stockholders’ equity	8,886.1	4,047.3	4,156.3	3,519.9	3,727.7
Summary operating data:
At year-end—
Card accounts on file (in millions) (d)	406.0	347.8	325.2	312.2	309.9
For the year—
North America issuer transactions (in millions) (e)	6,818.9	2,605.9	2,255.5	1,904.0	1,729.7
North America merchant transactions (in billions) (f)	19.8	12.3	9.9	8.7	8.0
Consumer-to-consumer money transfer transactions (in millions) (g)	96.7	81.0	67.8	55.8	44.6
Consumer-to-business transactions (in millions) (h)	146.1	134.0	119.3	98.5	63.3

(a)	In January 2002, the Company adopted Emerging Issues Task Force (“EITF”) 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” (EITF 01-14) which requires that reimbursements received for “out-of-pocket” expenses be characterized as revenue. All periods presented have been restated for the adoption.

(b)	Represents the transition adjustment for the adoption of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”
(c)	In March 2002, the Company’s Board of Directors declared a 2-for-1 stock split of the Company’s common stock to be effected in the form of a stock dividend. Shareholders of record on May 20, 2002 received one share of the Company’s common stock for each share owned. The distribution of the shares occurred after the close of business on June 4, 2002. All per share amounts have been retroactively restated for all periods to reflect the impact of the stock split.
(d)	Card accounts on file at December 31, 2004 include 20.5 million accounts processed by the former Concord.
(e)	North America issuer transactions include VISA and MasterCard signature debit, STAR ATM, STAR PIN-debit POS, and ATM and PIN-debit POS gateway transactions.
(f)	North America merchant transactions include acquired VISA and MasterCard credit and signature debit, PIN-debit, electronic benefits transactions (“EBT”), and processed-only or gateway customer transactions at the point of sale (“POS”). North America merchant transactions also include acquired ATM transactions, gateway transactions at ATMs, and STAR PIN-debit POS transactions received from other acquirers. Prior year historical FDC amounts have been adjusted to conform to the current year presentation to include EBT.
(g)	Consumer-to-consumer money transfer transactions include North America and international consumer money transfer services.
(h)	Consumer-to-business transactions include Quick Collect, EasyPay, PhonePay, Paymap’s Just-in-Time and Equity Accelerator services, and E Commerce Group’s Speedpay transactions directly processed by E Commerce Group. Amounts include transactions for E Commerce Group and Paymap as if they were consolidated subsidiaries as of January 1, 2000 to provide a more meaningful comparison.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Business Overview

First Data Corporation (“FDC” or “the Company”), with headquarters in Greenwood Village, Colorado, operates electronic commerce and payment services businesses providing money transfer; merchant transaction processing and acquiring; and credit, retail and debit card issuing and processing services. FDC operates in three business segments: Payment Services, Merchant Services and Card Issuing Services. As discussed in more detail below, the Company completed its merger with Concord EFS, Inc. (“Concord”) on February 26, 2004 and aligned the operations of Concord into each of the Company’s three segments. In the second quarter 2004, the Company purchased Cashcard Australia Limited (“Cashcard”) and in the third quarter of 2004 purchased Delta Singular Outsourcing Services S.A. (subsequently renamed “First Data Hellas”). During the first quarter 2004, the Company sold its 67% interest in GCA Holdings, LLC, the parent company of Global Cash Access LLC (“GCA”), and in the third quarter of 2004, the Company sold its 64% interest in NYCE Corporation (“NYCE”).

During first quarter 2004, the Company realigned certain components of historical segment operations and reclassified prior period results to reflect these realignments. The realignment resulted in presenting the former Emerging Payments segment in All Other and Corporate. A brief description of each segment’s operations, after the above noted actions, is provided below.

Alignment of Concord and other acquired operations

Concord’s operations were assigned to FDC’s existing segments based on the services provided and the customer bases served. Concord’s merchant acquiring business and its risk management services, which are provided through the majority-owned subsidiary Primary Payment Systems (“PPS”), are included in the Merchant Services segment. Concord’s prepaid stored-value card and transportation-related payment services businesses are assigned to the Payment Services segment. The STAR® services and related network businesses are allocated between the Merchant Services and Card Issuing Services segments based upon whether the service was provided in an acquiring or issuing capacity. Services provided to acquirers and merchants are included in the Merchant Services segment, and services provided to issuers, which primarily are financial institutions and their cardholders, are included in the Card Issuing Services segment. The following illustrative example is provided to assist in understanding the alignment of STAR network revenues between the Merchant Services and Card Issuing Services segments but does not represent the entirety of the services provided by the Company in either segment:

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

The Cashcard and First Data Hellas operations are allocated to the Merchant Services and Card Issuing Services segments on the same basis as the Concord operations discussed above. A majority of Cashcard operations are assigned to the Merchant Services segment, with the remainder assigned to the Card Issuing Services segment. A majority of First Data Hellas’ operations are assigned to the Card Issuing Services segment, with the remainder assigned to the Merchant Services segment.

Payment Services Segment

The Payment Services segment was realigned by moving data processing services provided to outside customers to the Card Issuing Services segment. These outsourcing services were realigned as they are more reflective of the outsourcing services provided by the Card Issuing Services segment. Additionally, Concord’s transportation-related payment services operations and prepaid stored-value card operations are included in the Payment Services segment. The transportation-related payment services are included in this segment due to similarities in distribution channels, with Western Union agents located in truck stops and other locations where transportation services customers obtain cash and pay for fuel and other travel expenses.

A brief explanation of the segment’s service and product offerings is presented below.

•	Consumer-to-consumer money transfer—Provides money transfer services to people who periodically need to send funds to family and friends in other locations, or send or receive cash quickly in emergency situations.

•	Consumer-to-business bill payment services—Provides services that facilitate transferring payments from consumers to utility companies, collection agencies, finance companies, mortgage lenders and other billers.

•	Official checks and money orders—Issues official checks that serve as an alternative to a bank’s own disbursement items such as cashier’s or bank checks, and sells money orders through an agent network of financial institutions and other entities.

•	Prepaid services—Develops, implements and manages prepaid stored-value card issuance and processing services for retailers (e.g., gift cards) and others, and provides prepaid phone top-up services.

•	Transportation-related payment services—Provides payment processing, settlement and specialized reporting services for transportation companies and owns and operates automated teller machines (“ATM”) at truck stops.

Merchant Services Segment

In March 2004, the Company sold its 67% interest in GCA, which comprised the Merchant Services segment’s “gaming services.” GCA’s historic operating results have been removed from the Merchant Services segment results. The GCA operating results from January 2004 to March 2004 and for 2003 and 2002 are included in the Consolidated Statements of Income and are presented as a divested business for purposes of segment reporting on a retroactive basis. The segment was realigned further by moving royalty income from Merchant Services into All Other and Corporate. The royalty income was realigned to conform with management responsibility and its association with voice center technology, which resides in All Other and Corporate.

Additionally, Concord’s merchant acquiring services; services which are provided as part of an acquiring activity in STAR’s debit network operations; and its risk management services, which are provided through the majority- owned subsidiary PPS, are included in the Merchant Services segment. NYCE’s operations are excluded from the Merchant Services segment as they are reported as discontinued operations.

A brief explanation of the segment’s service and product offerings is presented below.

•	Merchant acquiring—Facilitates merchants’ ability to accept credit and debit cards by authorizing, capturing and settling merchants’ credit, debit, stored-value and loyalty card transactions. Also provides POS devices and other equipment necessary to capture merchant transactions. A majority of these services are offered through alliance arrangements with major financial institutions.

•	Check verification and guarantee services—Uses the Company’s proprietary database system to verify that a check writer does not have a history of writing bad checks, or to guarantee that approved checks presented to merchants for payment will be collectible. These services include risk management services, which provides software, information and analysis to assist in deposit, payment, and identity fraud prevention and reduction.

•	Network acquiring and processing services—Provides ATM processing, STAR network access, and acquired debit card transaction processing services such as authorization and settlement for acquirers.

Card Issuing Services Segment

As noted above, data processing services provided to outside customers that previously were reported as part of the Payment Services segment were moved to the Card Issuing Services segment as these outsourcing services are more reflective of the outsourcing services provided by the Card Issuing Services segment. Additionally, STAR’s network operations that provide issuer-related services are included in this segment.

A brief explanation of the segment’s service and product offerings is presented below.

•	Credit and retail card processing—Provides credit and retail card processing outsourcing services to financial institutions and other issuers of cards. Such services include account maintenance, transaction authorizing and posting, statement generation and printing, card embossing, fraud and risk management services and settlement.

•	Debit network issuing and processing services—Provides STAR network access for card issuers, ATM/debit and signature debit card processing services, such as transaction routing, authorization, card embossing and settlement for issuers.

•	Card processing software—Licenses and provides maintenance for the Company’s VisionPLUS card processing software to financial institutions, retailers and third-party processors primarily in international markets.

All Other and Corporate

As noted above, the royalty income previously reported as part of the Merchant Services segment is now presented in All Other and Corporate. The royalty income was realigned to conform with management responsibility and its association with voice center technology which resides in All Other and Corporate. This category includes corporate operations; Teleservices, a provider of voice-center services to telecommunications and financial services industries; and First Data Voice Services, a provider of Interactive Voice Response (“IVR”) services. All Other and Corporate now includes the eONE Global L.P. (“eONE”) operations previously reported as the Emerging Payments segment. This realignment was made as a result of the Company’s strategic plan of reducing the emphasis on this business. The Company holds a majority ownership interest of approximately 75% in eONE and its subsidiaries. eONE is focused on identifying, developing, commercializing and operating emerging payment systems and technologies in two areas: government payments, primarily facilitating electronic tax and other payments, tax calculations and reporting; and mobile payments, providing mobile payment processing services and related support.

Business Developments

Business Strategy

The Company’s growth strategy is focused on internal revenue growth, supplemented by acquisitions. The Company focuses its efforts on developing and expanding new products and services, and building its consumer brands to serve as the single source, end-to-end provider of integrated payment solutions. More detailed information surrounding strategy within each of the business segments is included in the segment discussions below. The Company considers strategic investment and acquisition opportunities, as well as divestitures, as part of its business strategy. Acquisitions supplement the Company’s efforts to access new markets and client groups, while divestitures have been completed for businesses that do not complement the Company’s overall strategic plan. Cash paid and other consideration for acquisitions totaled $7,530.9 million, $157.2 million and $673.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

FDC’s acquisitions typically complement existing products and services, enhance the Company’s product lines and/or expand its customer base. Due to the complementary nature of the Company’s acquisitions, FDC expects to enhance the revenue and earnings potential of acquired companies soon after acquisition. The Company leverages its existing brands, alliance relationships and infrastructure (e.g., established sales force, distribution channels, including its 219,000 worldwide Western Union agent locations, approximately 4.1 million merchant locations, etc.) to complement and introduce the acquired company’s products to new markets, customers and geographic areas. The Company executed against its growth strategy in 2004 with the Concord merger; the international acquisitions of Cashcard and First Data Hellas; investments in two Italian Western Union super agents, Angelo Costa S.p.A. (“Angelo Costa”) and Finint Srl (“Finint”); and the addition of 37,000 Western Union locations.

The Company’s business model is based largely on internal growth driven by long-standing client relationships and contracts. The length of contracts varies across the Company’s business units, but most are for multiple years. Western Union agent contracts generally run from three to five years; Merchant Services alliance agreements, which account for a significant portion of the Company’s Merchant Services business, have terms between five and 10 years; contracts with the STAR member banks generally range from three to eight years, which impact the Merchant Services and Card Issuing Services segments; and Card Issuing Services credit and retail processing contracts generally have terms between five and 10 years. In the Card Issuing Services segment, 58 million card issuing accounts were converted in 2004. During 2004 several key relationships were renewed or extended including Union Bank of California, Washington Mutual, Bank of America, CO-OP Network®, Chevy Chase Bank and Regions Financial Corporation, which are STAR member banks, and World’s Foremost Bank, all of which are in the Card Issuing Services segment; Sovereign Bank in the Merchant Services segment; and First Data Government Solutions, LP (formerly govONE Solutions, LP) (“FDGS”) selection as the single provider of Electronic Federal Tax Payment System (“EFTPS”) processing with its partner bank.

Concord Merger and NYCE Divestiture

On February 26, 2004, the Company completed its merger with Concord. The transaction was completed pursuant to the exchange ratio of 0.365 FDC common shares for every Concord common share, whereby FDC issued 169.8 million shares of FDC common stock to Concord shareholders, and the outstanding Concord options were converted to options to purchase 20.5 million shares of FDC common stock. This consideration equated to an approximate purchase price, including acquisition-related costs, of $6.9 billion. Upon completion of the merger, based on the number of FDC and Concord shares and stock options outstanding on February 26, 2004, FDC’s stockholders immediately subsequent to the merger owned approximately 81% of FDC’s outstanding shares on a fully diluted basis, and Concord’s former shareholders owned approximately 19%. The merger qualified as a tax-free reorganization allowing Concord shareholders to defer any gain on their shares for U.S. income tax purposes.

On December 15, 2003, the Company announced an agreement with the U.S. Department of Justice (“DOJ”) that allowed the Company to complete its merger with Concord. The Company agreed to divest its 64% ownership of NYCE, an electronic funds transfer network. The Company completed the sale of NYCE on

July 30, 2004 for the purchase price of $610.0 million, of which $389.6 million was the Company’s share. These proceeds net of related expenses, including taxes that became due upon the sale of NYCE, approximate the Company’s carrying value of its investment in NYCE and are subject to potential adjustments contemplated in the agreement which will be determined at the end of 2005. For presentation purposes, NYCE is considered a discontinued operation. Therefore, it is excluded from operating results and presented in the discontinued operations line on the Consolidated Statements of Income.

Since the completion of the merger, the Company has begun executing numerous initiatives to integrate Concord into FDC and reorganize existing FDC businesses. The initiatives include consolidation of data centers and facilities, products and services, sales forces and administrative functions. Major initiatives completed in 2004 include the consolidation of the First Data Electronic Payment Systems (“PayPoint”) and Concord BUYPASS acquiring businesses and consolidation of Concord’s network settlement functions in Maitland, Florida into the Wilmington, Delaware platform. Several smaller operations are similarly in the process of being merged into other existing operations, such as call centers and other network settlement functions.

The costs of closing FDC’s operations and the related severance are charged to operations. During 2004 this totaled $5.4 million and was recorded in the restructuring and impairment line items of the Consolidated Statements of Income. The Company also recognized expenses during 2004 of approximately $77 million, related to integration and reorganization efforts which were recorded in the cost of service and selling, general and administrative line items of the Consolidated Statements of Income. Approximately 80% of these expenses were related to the Merchant Services segment, with the remainder related to the Payment Services and Card Issuing Services segments and All Other and Corporate. These expenses were comprised of the cost of personnel that have been assigned to work exclusively on the integration, as well as a portion of the personnel costs for those that are partially dedicated to the integration effort. Integration and reorganization expenses also included certain internal and contract system development costs and infrastructure costs. Certain costs associated with the closing of former Concord facilities and severing former Concord employees were recorded as liabilities assumed in purchase accounting, while other costs associated with Concord employees such as stay bonuses and enhanced severance were expensed in operations and captured as an integration expense. As of December 31, 2004, $62.4 million of restructuring charges were recorded as liabilities assumed in purchase accounting, of which $14.3 million related to severance and $48.1 million related to facility closures.

Other Acquisitions and Divestitures

In March 2004, the Company sold its 67% ownership interest in GCA, which resulted in net proceeds of $435.6 million and a pretax gain of $263.8 million. GCA’s results of operations through the divestiture date remain part of the Company’s consolidated continuing results due to FDC receiving cash flows from GCA from continuing business relationships. For segment reporting purposes, GCA is presented as a divested business, with Merchant Services segment revenue and operating profit excluding GCA. The 2003 and 2002 Merchant Services segment results exclude GCA revenue and operating profit.

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

In July 2004, the Company acquired First Data Hellas, the former payment processing and outsourcing division of Delta Singular S.A., located in Greece, for approximately $320 million in cash. First Data Hellas provides payments processing and outsourcing services including card processing, ATM and POS driving and call center support. First Data Hellas will provide payment processing and outsourcing services to existing First

Data Hellas clients, the largest being Alpha Bank. Alpha Bank, which is a major issuer of VISA cards and the exclusive issuer of American Express cards in Greece, is the second largest private commercial bank in Greece. First Data Hellas entered into a 10-year contract at the time of acquisition to continue to provide payment processing services to Alpha Bank. The Company anticipates the acquisition will create additional opportunities to market other FDC services and products in the Greek, Middle Eastern and European markets. The majority of First Data Hellas’ operations are assigned to the Card Issuing Services segment, with the remainder assigned to the Merchant Services segment. During the calendar year 2003, First Data Hellas generated approximately $60 million in revenue.

In July 2004, the Company purchased a 30% equity interest in Angelo Costa, one of Western Union’s money transfer agents in Italy, with a network of nearly 3,000 locations throughout the country. In addition to money transfer services, the agent provides other financial services to consumers including prepaid telecom services and prepaid debit cards. In December 2004, the Company purchased a 30% equity interest in Finint, with a network of more than 2,000 locations in Italy.

Other Corporate Developments

During 2004, the Company expended $3.7 billion to repurchase a total of 88.2 million FDC shares. The Company’s board authorized $2.0 billion in the second quarter 2004 and $1.5 billion in the fourth quarter 2004, under the stock repurchase program. The Company’s remaining repurchase authorization was $905.5 million as of December 31, 2004. In February 2005, the Company increased the share repurchase program by $2 billion.

In February 2005, the Company increased its quarterly dividend to $0.06 per common share from $0.02 per common share.

On September 16, 2004, the Company issued $450 million of 3.90% senior notes due October 1, 2009 and $550 million of 4.85% senior notes due October 1, 2014. The Company received net proceeds of $447.8 million and $547.6 million from these issuances respectively, which were used to repay a portion of outstanding commercial paper and for general corporate purposes.

Payment Services Segment

Payment Services, which primarily is comprised of Western Union money transfer, continues to focus on international growth by expanding and diversifying its global distribution network, building the brand and enhancing the consumer experience, and leveraging channels and diversifying product offerings. During 2004, Western Union and other Payment Services companies continued to execute against these key strategies.

Western Union continued to expand its agent network through new domestic and international signings, as well as the purchases of equity interests in two money transfer agents in Italy. A 30% equity interest was acquired in Angelo Costa, with a network of nearly 3,000 locations throughout Italy, and a 30% equity interest was acquired in Finint, with a network of more than 2,000 locations in Italy. Italy is Western Union’s largest market outside the U.S. Western Union operates through over 480 super agents. As of December 31, 2004, Western Union had approximately 219,000 agent locations in more than 195 countries and territories with a backlog of 19,000 locations, which are expected to be activated in the next 12 months. Approximately 77% of Western Union agent locations are outside of the U.S., and the majority of Western Union’s international business occurs outside of the U.S. Western Union was recently granted a banking license by the Austrian Financial Market Authority, allowing Western Union to expand the range of products and services offered to European consumers. Additionally, Western Union and its agents signed agreements with the Polish Credit Union and Halcon Viajes, one of the largest travel agencies in Spain. New domestic locations are being strategically added to the network to match the international demand. In 2004 Western Union started offering services to Afghanistan and Iraq.

China and India continue to offer significant long-term potential for the Company. Western Union has agreements with the post offices in both countries, as well as agreements with the Agricultural Bank of China and various banks and retail locations in India. Currently, Western Union has approximately 40,000 agent locations in China and India combined. Like most other Western Union international locations, these new locations will likely require between three to five years to realize their potential.

Western Union continues to invest in marketing efforts to build brand awareness to support long term growth. The global marketing campaign is focused on building brand awareness, differentiating the brand, improving the customer experience, and other marketing programs to drive transaction growth. Western Union improved the consumer experience through a variety of initiatives, including simplifying the transaction at the POS and the usage of loyalty cards. Customers have the opportunity to gain benefits such as special merchandising offers, as well as a significant reduction in transaction time through the use of loyalty cards.

Payments Services offers a diverse portfolio of products serving the consumer-to-consumer money transfer, consumer-to-business bill payment, official check, money orders and prepaid markets. Transactions are initiated at the counter, by telephone, ATM, on-line at www.westernunion.com, or at one of the Company’s 6,900 U.S. money transfer by-phone locations. Western Union continues to test new services including consumer to bank accounts, as well as assess additional strategic global acquisitions to continue to meet the needs of a diverse consumer base.

Western Union continues to experience vigorous competition in the traditional money transfer and bill payment businesses and is encountering expanded competition from banks, ATM providers and card associations as well as traditional service providers; informal payment networks; web, phone pay (including mobile phone) and card-based service providers; as well as overnight mail and courier services. To effectively compete with these new channels Western Union is developing consumer to bank account payout options in response to the evolving competitive landscape. Western Union’s money transfer business to, from or within a country may be affected by a number of political, regulatory compliance and economic factors. From time to time, transactions within or between countries may be limited or prohibited by law. Additionally, economic or political instability may make money transfers to, from or within a particular country difficult, as when banks are closed, devaluation of the currency makes it difficult to manage exchange rates, or civil unrest makes access to Western Union agent locations unsafe. Emigration patterns, new regulations, changing economic conditions, the geo-political environment, competition and other factors can impact both transactions and revenues. In the third quarter of 2004 Western Union operations were affected by a banking strike in Brazil and the hurricanes in the southern U.S. and the Caribbean. The above noted items did not have a material affect on the Company’s results.

The Company’s money transfer and bill payment service businesses are subject to regulation in the U.S. by the federal government and most of the states. In addition, the money transfer business is subject to some form of regulation in each of the 195 countries and territories in which such services are offered. The Company has developed compliance programs to monitor regulatory requirements and developments, and to implement policies and procedures to help satisfy these requirements. It is important to recognize, however, that the Company’s money transfer network operates through independent agents in most countries and the Company’s ability to control the compliance activities of such agents is limited. The Company continues to enhance compliance programs focused on agent training and monitoring to help satisfy legal and regulatory compliance by its agents.

The number and complexity of regulations around the world, and the pace at which such regulation is changing, poses a significant challenge to the Company’s money transfer business. A violation of law may result in civil or criminal penalties or a prohibition against a money transmitter and/or its agents from providing money transfer services in a particular jurisdiction. In recent years federal and certain state regulatory departments have alleged deficiencies with respect to Western Union’s transaction reporting and compliance programs. Western Union has reached agreements with such regulatory departments without admission of wrongdoing. The U.S. Department of Treasury has required that money transmitters conduct due diligence and risk-based monitoring of their agents. The Company continues to enhance its regulatory compliance activities to address the requirements of domestic and international regulations. These additional efforts increase the Company’s costs of doing business. The Company believes that the trend toward additional regulation will continue, and that the Company’s compliance with worldwide regulation may provide a competitive advantage in the future.

Merchant Services Segment

Merchant Services continues to expand its position in the credit, signature debit and PIN-debit processing markets through the strength of the alliance partners, including JPMorgan Chase and Wells Fargo; the merger with Concord and the international acquisitions of Cashcard and First Data Hellas; focused sales force efforts; and the development of new POS technologies and payment methods.

With the merger of Concord, the Merchant Services segment expanded its merchant acquiring and debit network business through the addition of Concord merchants, which complemented the existing merchant base by adding supermarkets, major retailers, gas stations, convenience store and restaurants; and the addition of the STAR debit network, which is a national debit network in the U.S. Concord contributed approximately 400,000 merchant locations for a total merchant location base of 4.1 million at December 31, 2004. The integration has focused on the consolidation of sales forces, data centers, network settlement functions, facilities, products and services and administrative functions.

In the third and fourth quarters of 2004, the Company and Bank of America signed several new agreements. Under one agreement, the STAR network will begin to process PIN-debit transactions for a portion of Bank of America’s portfolio. In addition, a majority of Bank of America ATMs will continue to participate in the STAR network. Additional services such as remittance processing, plastics, card activation services, and risk management services will be provided for Bank of America. The Card Issuing Services and Merchant Services segments primarily will benefit from these agreements.

The relationships the Company maintains with its bank alliance partners is a key strategy for the Merchant Services segment. The relationships take the form of revenue-sharing arrangements and investments accounted for either under the equity method or consolidation accounting. This alliance strategy with bank partners provides the Company with broad geographic coverage, both regionally and nationally. The alliance partners have presence in various industries that have a wide product mix, which allows for the Company to enter into these multiple markets and provide coverage through the alliance partnership. The alliance structure provides merchant customers the ability to choose their bank partner while still benefiting from First Data as the processor. Additionally, bank partners provide brand loyalty and a distribution channel through their branch networks which increases merchant retention. As of December 31, 2004 there were in excess of 40 participating banks in the alliance program with nine of them becoming partners in 2004. The Company is replicating this alliance strategy internationally. The Company will continue to evaluate merchant portfolios that are not branded and in which the Company has been unable to distribute to the Company’s alliance partners.

Consolidation among financial institutions could negatively impact FDC’s alliance strategy, especially where the banks involved are committed to merchant processing businesses that compete with the Company. Conversely, if an existing alliance bank partner acquires new merchant business this could result in such business being contributed to the alliance. In July of 2004, JPMorgan Chase (part owner of the Company’s Chase Merchant Services alliance) merged with Bank One (part owner of the Company’s Paymentech alliance). The Company and the combined bank are in discussions regarding the possible restructuring of those alliances.

There also have been developing trends in the competitive landscape whereby card associations are expanding their business models. VISA is emerging as a more direct competitor as it expands its suite of service offerings to merchants and financial institutions while continuing its role in the settlement of VISA transactions and its ownership of the Interlink branded debit network. Such services may result in VISA significantly expanding its presence in the merchant acquiring market.

Merchant Services segment revenues are driven largely by the number of transactions (and, to a lesser degree, dollar volumes); therefore, this segment is the least insulated from economic slowdowns. Several economic indicators show consumer spending was relatively soft in 2004 until the summer, when consumer spending became more robust because of the ongoing recovery in the labor market and the general economy. Enhancing this growth and counterbalancing the future impacts of a soft economy is consumers’ increased use of credit, debit and stored-value cards in place of cash and checks, although decreased use of checks negatively affects the Company’s check guarantee and verification business. The Company expects that if consumer spending increases in correlation to an improved economy, the Company will experience a relatively proportionate increase in transactions.

The Company experienced significant growth in the PIN-debit market in 2004 that significantly exceeded the credit market and the Company expects this growth trend to continue. Trends in consumer spending between national, regional and boutique merchants impact revenue and operating margins as revenue per transaction and operating margins from national merchants are typically less than regional and boutique merchants. The segment has historically experienced three to five percent price compression on average, with price compression for the national merchants being higher. As consumers shift spending to national merchants and the Company experiences additional competition for national merchant contracts, results of operations could be negatively impacted if increased transaction volume is not sufficient to compensate for the lower pricing. The Company currently mitigates this impact through a diverse mix of national, regional and boutique merchants; expense reductions and enhanced product offerings.

International expansion, cross-selling First Data’s products, the shift from paper-based to electronic payment transactions, and the internet represent growth opportunities for the Merchant Services segment. During 2004 the Company acquired Cashcard and First Data Hellas which provided a presence in Australia and Greece, respectively. Internet payments continue to account for a small portion of the segment’s transactions. While transactions over the internet may involve increased risk, these transactions typically generate higher profits for the Company. The Company continues to enhance its fraud detection and other systems to address such risks.

Card Issuing Services Segment

Card Issuing Services continues to focus on converting its account pipeline; leveraging the cash flows of the business; maximizing productivity and system capacity in output services and plastics; growing through expansion into adjacent markets such as healthcare; and making selective acquisitions, which included Concord’s STAR debit network and the international acquisitions of Cashcard and First Data Hellas.

The Company has relationships and many long-term customer contracts with card issuers providing credit and retail card processing, as well as debit network issuing and processing services through the STAR network. The weighted-average length of these contracts from original signing or most recent term extension is approximately six years. These contracts generally require a notice period prior to the end of the contract if a client chooses not to renew and some contracts may allow for early termination upon the occurrence of certain events such as a change in control. The termination fees paid upon the occurrence of such events are primarily designed to cover balance sheet exposure associated with the contract; and in some cases, may cover a portion of lost future revenue and profit, however, not in all instances. Although these contracts may be terminated upon certain occasions, the contracts provide the segment with a steady revenue stream since a vast majority of the contracts are honored through the contracted expiration date. Consolidation of card portfolios either via financial institution consolidation or sale, has led to an increasingly concentrated client base in the industry, resulting in a changing client mix for Card Issuing Services. Significant credit card processing contracts that were terminated or are in the process of deconverting include People’s Bank, FleetBoston, HSBC, Bank One, and JPMorgan Chase, in addition to STAR’s PIN-debit contracts with Wells Fargo and Wachovia.

In the first quarter of 2004, People’s Bank and Bank of America notified the Company of their intention to deconvert the People’s and FleetBoston card processing portfolios, respectively. The People’s credit card accounts were deconverted in 2004 and the majority of FleetBoston’s approximately 12 million accounts are expected to be deconverted in the first quarter of 2005. In 2003 Bank One notified the Company of its intent to not renew its contract for processing services. After closing its acquisition of Bank One, JPMorgan Chase also notified the Company of its intent to move its card processing business from the Company’s system. Bank One’s 43 million accounts were deconverted in August and October of 2004, and the Company expects JPMorgan Chase’s 34 million accounts to deconvert early in the third quarter 2005. For the year ended December 31, 2004,

JPMorgan Chase and Bank One’s combined transaction and processing revenue and reimbursable postage revenue represented 9.7% and 7.6%, respectively, of the Card Issuing Services segment’s total revenue and 2.3% and 1.8%, respectively, of FDC’s total consolidated revenue. These above noted developments are part of the financial institution consolidation trend previously identified by the Company. In addition, approximately six million HSBC international accounts are expected to deconvert in the first quarter of 2005.

Since the closing of the Concord transaction on February 26, 2004, more than 670 STAR contracts were established or renewed between STAR and its member banks, the most significant of which were Union Bank of California, Washington Mutual, Bank of America, Chevy Chase Bank, Regions Financial Corporation and CO-OP Network®. CO-OP Network is the nation’s largest credit union electronic funds transfer network and the renewal will allow CO-OP to continue to market STAR PIN-debit services to its credit union members. In connection with the merger, the Company estimated the impact of anticipated terminated contracts, including Wells and Wachovia, at approximately $100 million of Concord’s historic annualized revenue, and to date has experienced less than this amount on an annualized basis; however, the Company expects the impact to be within the $100 million annualized range by the end of 2005.

The new Bank of America agreement discussed above in the Merchant Services segment as well as agreements with Capital One and Providian will benefit the Card Issuing Services segment in 2005. The Capital One agreement will also benefit the Payment Services segment. Additionally, an agreement was signed with Blue Cross and Blue Shield of Nebraska to provide data center services.

The Company restructured certain domestic and international businesses within the Card Issuing Services segment to address the cost structure as a result of the deconversions discussed above.

As of December 31, 2004, the Company had a total of 406 million accounts on file, of which 370 million were domestic and 36 million were international. Included in the domestic accounts on file are the 20.5 million added as a result of the Concord merger. At December 31, 2004, the Company had a pipeline of approximately 50 million accounts, of which 31 million were converted in January 2005. The Company expects accounts on file growth to continue to exceed revenue growth as the card type mix shifts toward retail versus bankcard with the Bank One and JPMorgan Chase account deconversions, and the pipeline primarily representing retail accounts. Retail accounts have increased from 34% in 2003 to 48% in 2004 of Card Issuing Services’ total card accounts on file and are expected to represent approximately 60% by the end of 2005. Retail account portfolios typically have a lower proportionate share of active accounts than bankcard account portfolios. In addition, contract pricing is dependent upon volume of accounts and transactions.

The underlying economic drivers of card issuance are population demographics and employment. New cardholders are predominantly people aged 18-24, a demographic segment that has been growing at a faster pace than the general population in recent years. Strengthening in the economy typically results in an improved credit risk profile, allowing card issuers to be more aggressive in their marketing campaigns to issue more cards. The Company continues to see a shift to the use of PIN-debit cards from credit, signature debit, checks and cash. These trends will continue for the Company with the inclusion of PIN-debit transactions processed by the STAR debit network. PIN-debit transactions have been the fastest growing type of transaction.

All Other and Corporate

Through FDGS, a subsidiary of eONE Global, LP (“eONE”), the Company provides electronic tax processing services as a subcontractor for a partner bank, which has contracted with the U.S. Department of Treasury, Financial Management Service (“FMS”), to be a provider of EFTPS. Historically, FDGS has been one of two providers of such services. In March 2004, FDGS and its partner bank were informed that FMS intended to contract with them to be the single provider of EFTPS services based on proposed new terms submitted by FDGS and its partner bank. FDGS completed the transition of the services from the other provider in the fourth quarter 2004.

In connection with the formation of the eONE partnership in November 2000, the Company agreed to contribute up to $100 million to eONE, its approximately 75% owned subsidiary, in the event that FDGS’s contract with its partner bank related to the EFTPS contract is not renewed or is renewed on terms which are materially worse than the then existing contract and has a material adverse effect on the FDGS business. At this time, the Company does not know if a contribution will be required or, if required, the amount of such contribution.

During the fourth quarter 2004, FDGS and its partner bank were selected by the State of California to be the sole service provider for their State Disbursement Unit (“SDU”) program. The new SDU contract was finalized during the first quarter 2005, and implementation has commenced under the terms of the contract. Operations are expected to begin during third quarter 2005 with full rollout by second quarter 2006.

Components of Revenue and Expenses

The following briefly describes the components of operating revenue and expenses as presented in the Consolidated Statements of Income. Descriptions of the revenue recognition policies are included in Note 1 of the Consolidated Financial Statements.

Transaction and processing service fees—Revenues are based on a per transaction fee, a percentage of dollar volume processed, accounts on file or some combination thereof. These revenues represent approximately 87% of FDC’s revenues for the year ended December 31, 2004, and are most reflective of the Company’s core business performance. Payment Services segment revenue is primarily earned from transaction fees charged to Western Union consumers sending money transfers. Merchant Services segment revenue is comprised primarily of fees charged to merchants and processing fees charged to alliances accounted for under the equity method. Merchant discount revenue from credit card and signature debit card transactions acquired from merchants is recorded net of interchange and assessments charged by the credit card associations, while debit network fees from PIN-debit card transactions acquired from merchants are recorded gross with the associated network fee recorded in cost of services. Merchant Services revenues include check guarantee and verification fees which are charged on a per transaction basis or as a percentage of the face value of the check. Card Issuing Services revenue related to credit and retail card processing is comprised primarily of fees charged to the issuer based on cardholder accounts on file, both active and inactive. Debit network issuing and processing service fees are typically based on transaction volumes processed.

Investment income, net—Revenue is derived primarily from interest generated by settlement assets within the Payment Services and Merchant Services segments, and realized net gains and losses from such assets. This revenue is recorded net of associated hedges and official check agents’ commissions.

Professional services—Revenue is recognized from custom programming and system consulting services by the Card Issuing Services segment and by FDGS in All Other and Corporate.

Software licensing and maintenance—Software licensing and maintenance revenue is generated primarily from the VisionPLUS software in the Card Issuing Services segment and from FDGS software in All Other and Corporate.

Product sales and other—Sales and leasing of POS devices in the Merchant Services segment are the primary drivers of this revenue component, providing a recurring revenue stream. This component also includes incentive payments, contract termination fees, royalty income and gain/loss from the sale of merchant portfolios, all of which occur less frequently but are considered a part of ongoing operations.

Reimbursable postage and other—This component and the offsetting expense caption represent postage, telecommunications and similar costs that are passed through to customers.

Cost of services—This caption includes the costs directly associated with providing services to customers and includes the following: telecommunications costs, personnel and infrastructure costs to develop and maintain applications and operate computer networks and associated customer support, PIN- debit network fees, losses on check guarantee services and merchant chargebacks, commissions paid to money transfer agents, depreciation and amortization expense, and other operating expenses.

Cost of products sold—These costs include those directly associated with product and software sales such as cost of POS devices, merchant terminal leasing costs, and software licensing and maintenance costs and associated amortization and depreciation.

Selling, general and administrative—This caption primarily consists of salaries, wages, and related expenses paid to sales personnel, administrative employees and management, advertising and promotional costs and other selling expenses.

Results of Operations

The following discussion for both results of operations and segment results refers to the year ended December 31, 2004 versus the same period in 2003, and the year ended December 31, 2003 versus the same period in 2002. As discussed above in “Business Overview,” results of operations for prior periods have been reclassified to reflect the segment realignments. The 2004 results of operations include the Concord results of operations from the February 26, 2004 merger date. Consolidated results should be read in conjunction with segment results, which provide more detailed discussions concerning certain components of the Consolidated Statements of Income. All significant intercompany accounts and transactions have been eliminated, including the operations between the former Concord businesses and FDC. Due to the Concord integration of sales forces, operating systems and certain operations, certain transaction types historically processed by FDC are now being processed by the former Concord operations; with the same being true of historic Concord transaction types being processed by FDC. In the following discussion of the consolidated and segment results of operations, the growth rates identified as excluding acquisitions and dispositions are approximations of what operations may have been had the acquisitions and dispositions not occurred. Note that the adjusted revenue and transaction growth rates are only approximations and are provided to illustrate a general indicator of the impact of acquisitions and dispositions. Additionally, the Company cannot provide a reasonable estimate of Concord’s impact on expenses, and therefore operating profit, since many of the functions previously performed by Concord employees are now being performed by FDC employees.

Consolidated Results

							Percent Change
	2004	% of Total Revenue	2003	% of Total Revenue	2002	% of Total Revenue	2004 vs. 2003	2003 vs. 2002
(in millions)
Revenues:
Transaction and processing service fees	$8,706.6	87%	$7,106.3	85%	$6,445.1	86%	23%	10%
Investment income, net	91.2	1	143.8	2	97.3	1	(37)	48
Professional services	89.9	1	102.9	1	115.5	2	(13)	(11)
Software licensing and maintenance	63.4	—	53.4	—	62.9	—	19	(15)
Product sales and other	478.3	5	385.5	5	275.3	4	24	40
Reimbursable postage and other	583.8	6	608.3	7	506.5	7	(4)	20

	$10,013.2	100%	$8,400.2	100%	$7,502.6	100%	19%	12%

Expenses:
Cost of services	$5,140.6	52%	$4,235.1	51%	$3,728.8	50%	21%	14%
Cost of products sold	223.1	2	204.4	2	189.5	3	9	8
Selling, general and administrative	1,610.5	16	1,375.0	16	1,270.5	17	17	8
Reimbursable postage and other	583.8	6	608.3	7	506.5	7	(4)	20
Other operating expenses, net	121.4	1	39.1	1	73.9	—	210	(47)

	$7,679.4	77%	$6,461.9	77%	$5,769.2	77%	19%	12%

Interest income	$25.1	*	$7.5	*	$5.0	*	235%	50%
Interest expense	(136.8)	*	(107.1)	*	(110.8)	*	28	(3)
Investment gains and (losses)	5.9	*	(6.7)	*	0.7	*	*	*
Divestitures, net	265.2	*	6.8	*	4.2	*	*	*
Income taxes	674.7	*	463.9	*	422.3	*	45	10
Minority interest	(114.6)	*	(119.6)	*	(96.6)	*	(4)	24
Equity earnings in affiliates	163.9	*	138.7	*	118.6	*	18	17
Discontinued operations	7.4	*	14.7	*	5.7	*	(50)	158

Net income	$1,875.2	19%	$1,408.7	17%	$1,237.9	16%	33%	14%

Diluted earnings per share continuing operations	$2.22		$1.86		$1.60		19%	16%

*	Calculation not meaningful.

Operating revenues overview

The increase in total revenues was driven by all reported segments experiencing positive revenue growth in the years ended December 31, 2004, 2003 and 2002, respectively, due to increased transactions and card accounts on file, including the addition of Concord from the February 26, 2004 merger date. The following provides highlights of revenue growth while a more detailed discussion is included in the Segment Results section below:

•	The Payments Services and Merchant Services segments combined accounted for approximately 81% and 96% of the increase in transaction and processing service fees for the years ended December 31, 2004 and 2003, respectively. Consolidated transaction and processing service fee revenue grew approximately 9% and 8% for the years ended December 31, 2004 and 2003, respectively, excluding the impact of business acquisitions less than a year old, the majority of which is attributed to Concord, and the GCA and merchant portfolio dispositions. The Payment Services segment had an increase of approximately 37,000 worldwide Western Union agent locations as of December 31, 2004 when compared to December 31, 2003, thereby increasing the number of locations available for money transfers to approximately 219,000 locations. Agent location growth in 2004 and 2003 was 20% and 21%, respectively. These additional agent locations, incremental marketing investments and increased money transfers at maturing locations contributed to increased transaction volume internationally and domestically. The Merchant Services segment experienced revenue and transaction growth in 2004 as a result of the merger with Concord, and in 2004 and 2003 from increased debit network fees, international operations, and the continued penetration into debit markets as consumers replace cash and check transactions with debit and credit transactions, as well as internal growth experienced by merchants, which indirectly impact revenue for the Company. The Company anticipates these positive revenue and transaction growth trends will continue in future periods, similar to historical rates after the anniversary of the Concord merger in the first quarter 2005.

•	Substantially all investment income relates to the Payment Services segment’s official check business. Investment income was impacted in 2004 by changes in interest rates over the same period last year, portfolio yields, and reduced gains realized upon liquidation of certain portfolio investments. Increased investment income in 2003 was driven by income from higher investable balances and gains recognized on liquidation of certain portfolio investments, offset by realized losses on derivative instruments used to hedge commissions paid to selling agents. Investment income is expected to continue to decline into 2005 when compared to prior periods and is expected to be negative as the expected rise in interest rates will limit realized gains on the sale of portfolio investments and increase the commissions paid to selling agents which will be only partially offset by lower realized losses on hedges. A majority of the income from the portfolio investments is tax exempt. The Company will continue to realize tax-free earnings on these investments. For segment reporting purposes, these tax-free earnings are reflected on a pretax equivalent basis (i.e., as if investment earnings on nontaxable settlement assets were fully taxable at FDC’s marginal tax rate). The revenue and operating profit impact of the segment presentation is eliminated in consolidation.

•	The increase in product sales and other revenue for the year ended December 31, 2004 over the comparable 2003 period is attributable to Concord terminal operations in 2004 and a gain on the sale of merchant portfolios of approximately $101 million in 2004 compared with gains of $71 million in 2003. Also impacting results are the first three months of TeleCash’s revenue before the anniversary of its March 2003 acquisition date. Partially offsetting the growth for each period was less royalty income than the prior year. The increase in 2003 over 2002 was attributable to the March 2003 acquisition of TeleCash and the incremental gains on the sales of merchant portfolios recognized in 2003.

•	The 2004 decrease over 2003 in reimbursable postage revenue and the corresponding expense decline are due to deconverted clients and volume declines in the subprime market, partially offset by new business in the Card Issuing Services segment. The Company expects a slight increase in reimbursable postage and other revenue in 2005 after considering account conversions and other new business in 2005 partially offset by deconversions. The 2003 revenue and corresponding expense growth was due to volume growth and a postage rate increase in June 2002 in the Card Issuing Services segment.

Operating expenses overview

Operating expenses, which include cost of services; cost of products sold, and selling, general and administrative expenses, remained relatively constant as a percentage of revenue for all years presented. The increase in the dollar amount of total operating expenses resulted from growth in the Company’s core businesses and acquisitions.

•	The cost of services increase in 2004 and 2003 resulted from higher Western Union agent commissions, which increased in proportion to increased revenue, with the most significant increase in 2004 over 2003 related to the acquisition of Concord, including debit network fees. The increase in cost of services as a percentage of revenue is driven by increased debit network fees.

•	The increase in cost of products sold in 2004 and 2003 is attributable to the Merchant Services POS terminal sales since the first quarter 2003 acquisition of TeleCash and the first quarter 2004 Concord merger.

•	Selling, general and administrative expenses remained relatively consistent as a percentage of revenue for all years presented due to the Company’s ability to leverage its overhead costs and shared services functions (e.g. accounting, payroll, legal etc.) as acquisitions continued to be integrated. The selling, general and administrative expenses increase in 2004 is due to the Concord merger and the acquisitions of Cashcard and First Data Hellas; the 2004 and 2003 increased marketing and advertising in Western Union markets; and other items associated with the growth of the Company.

Other operating expenses, net

Other operating expenses related to restructuring, asset impairments, litigation and regulatory settlements and other charges totaled $121.4 million, $39.1 million and $73.9 million for the years ended December 31, 2004, 2003 and 2002, respectively.

2004 Activities

	Pretax Benefit (Charge)
Year ended December 31, 2004	Payment Services	Merchant Services	Card Issuing Services	All Other and Corporate	Totals

	(in millions)
Restructuring charges	$(3.1)	$(8.9)	$(29.4)	$(24.2)	$(65.6)
Restructuring accrual reversals	0.7	0.1	1.1	0.2	2.1
Impairments	(0.8)	(2.3)	8.1	(5.5)	(0.5)
Litigation and regulatory settlements	—	(32.4)	—	—	(32.4)
Other	—	(25.0)	—	—	(25.0)

Total pretax charges, net of reversals	$(3.2)	$(68.5)	$(20.2)	$(29.5)	$(121.4)

Restructuring charges

The restructuring charges were comprised of severance totaling $56.8 million and facility closures totaling $8.8 million for the year ended December 31, 2004. Severance charges resulted from the termination of approximately 910 employees across the organization for the year ended December 31, 2004 representing all levels of employees and approximately 3% of the Company’s workforce. The Company had cost savings resulting from these restructurings of approximately $30.0 million in 2004 and expects savings of approximately $66.0 million in 2005. The following describes the nature and timing of the restructuring plans by segment:

Payment Services

•	Severance costs resulted from the consolidation of various international functions into Dublin, Ireland. The restructuring plan was completed in the first quarter of 2004.

•	Charges were incurred related to the lease termination of a facility that was restructured and combined with another FDC facility. This restructuring plan was completed in the second quarter of 2004.

Merchant Services

•	Severance charges resulted from the planned closure of certain FDC operations and locations, including a Cardservice International, Inc. (“CSI”) call center operation, a TeleCheck Services, Inc. (“TeleCheck”) data center and a PayPoint debit processing center and elimination of certain positions as a result of the Company’s reorganization done in conjunction with the Concord integration. All of the above noted restructuring plans were completed in 2004.

•	Severance charges were also incurred related to the continued integration of international support functions between the Merchant Services and Card Issuing Services segments that began in 2003. This restructuring plan was completed in the first quarter of 2004.

•	In connection with the dissolution of a joint venture, the Company paid for the severance of joint venture employees.

•	Severance charges were also incurred related to the restructuring of the Company’s TeleCash Germany operations in an effort to create operational efficiencies. The plan was completed in the fourth quarter of 2004.

Card Issuing Services

•	Severance charges resulted from the integration of international support functions with Merchant Services, as noted above. This plan was completed in the first quarter of 2004.

•	Charges were also incurred related to the lease buyout of a facility in the United Kingdom after it was determined that the facility could not fulfill the Company’s needs. The plan was completed in the first quarter of 2004.

•	Charges were also recognized related to the integration of international operations including the Cashcard acquisition, and the associated effort to create operational efficiencies, which were completed in the third quarter of 2004.

•	Severance charges were recognized during 2004 as part of the ongoing initiative to streamline operations both domestically and internationally. The plans were completed by the fourth quarter 2004.

All Other and Corporate

•	Charges related to severance resulting from the consolidation of certain existing FDC administrative operations with Concord and the restructuring of the purchasing and human resources departments were recorded. These plans were completed through the first three quarters of 2004.

•	There were a number of restructuring actions within eONE. eONE severance charges were a result of eONE’s decision to slow the rate of investment in certain product offerings due to market immaturity, controlling costs, the sale of an eONE business and reductions of the overall management structure at eONE. Part of these severance charges included the elimination of several senior management positions. A charge of $10.9 million related to certain of these senior managers also was incurred due to their right upon termination under certain circumstances to sell shares purchased at the time of eONE’s formation to eONE at the original purchase price. Some of the restructuring plans were completed in the second quarter of 2004 with the remaining completed in the third quarter of 2004.

•	Charges were incurred in the second quarter of 2004 related to a Corporate facility lease in Georgia, as it was determined that the current facility could no longer fulfill the Company’s needs. The restructuring plan was completed in the second quarter of 2004.

Reversal of restructuring accruals

The Company reversed $2.1 million of prior period restructuring accruals. Reversals related to changes in estimates regarding severance costs and lease terminations from restructuring activities in 2003, 2001 and 2000.

The following table summarizes the Company’s utilization of restructuring accruals for the years ended December 31, 2003 and 2004 (in millions):

	Employee Severance	Facility Closure
Remaining accrual at January 1, 2003	$1.5	$4.4
Expense provision	30.1	0.3
Cash payments and other	(12.8)	(1.2)
Changes in estimates	(0.9)	(1.6)

Remaining accrual at December 31, 2003	$17.9	$1.9
Expense provision	56.8	8.8
Cash payments and other	(49.7)	(7.4)
Changes in estimates	(1.3)	(0.8)

Remaining accrual at December 31, 2004	$23.7	$2.5

Impairments

•	The Payment Services and Merchant Services segment charges related to the write-down of leasehold improvements associated with certain domestic restructuring activities and an impairment of software that is no longer being fully utilized due to system decisions influenced by the integration of Concord.

•	The Card Issuing Services segment includes a $12.0 million recovery of costs associated with a 2002 impairment of capitalized customer contract costs related to a customer bankruptcy. Also in this segment are charges related to the impairment of software that is no longer being utilized.

•	The All Other and Corporate charges include the write-down of fixed assets and goodwill associated with facility closures which were part of the restructuring actions noted above of $2.2 million for the year ended December 31, 2004 and an impairment of Encorus software due to diminished demand for a product offering in the first quarter of 2004 of $3.3 million.

Litigation and regulatory settlements

Litigation charges of $32.4 million were recorded for the year ended December 31, 2004, related to a lawsuit associated with a consolidated merchant alliance in the Merchant Services segment. Minority interest benefits of $15.4 million related to these charges were recognized in the minority interest line in the Consolidated Statements of Income.

Other

During the first quarter of 2004, the Company recognized a $25.0 million pretax charge related to adjustments for TeleCheck accounting entries that originated primarily during 2002 and 2003. The Company is undertaking a comprehensive review of this business, and assessing the overall strategic fit of the collections business in TeleCheck.

2003 Activities

	Pretax Benefit (Charge)
Year ended December 31, 2003	Payment Services	Merchant Services	Card Issuing Services	All Other and Corporate	Totals
	(in millions)
Restructuring charges	$(3.5)	$(6.7)	$(16.2)	$(4.0)	$(30.4)
Restructuring accrual reversals	0.5	0.7	1.0	0.3	2.5
Impairments	—	—	(5.0)	(1.2)	(6.2)
Litigation and regulatory settlements	—	(5.0)	—	—	(5.0)

Total pretax charges, net of reversals	$(3.0)	$(11.0)	$(20.2)	$(4.9)	$(39.1)

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

Payment Services

•	Charges related to severance costs associated with the rebalancing of resources from domestic operations to international operations. This rebalancing was necessary to support the Company’s focus and success in international expansion of agents and increase its international transactions. The restructuring plan was completed in the third quarter of 2003.

Merchant Services

•	Severance charges resulted from the consolidation of certain domestic sales and support functions and the elimination of redundant positions in the merchant acquiring and check verification and guarantee business.

•	Severance charges were also incurred to integrate international support functions between the Merchant Services and Card Issuing Services segments. As part of the integration, lease termination losses were recognized due to the closure of a TeleCheck facility. These actions were done to support the Company’s move towards obtaining operating efficiencies and consolidation of areas of expertise.

•	The domestic and international restructuring plans were completed in the third quarter of 2003.

Card Issuing Services

•	Severance charges resulted from the streamlining of the domestic operations and realignment of operating expenses to address declining segment revenues. This restructuring plan was completed in the third quarter 2003.

•	Charges were also incurred related to the integration of international support functions with Merchant Services as noted above. As part of this effort, a lease termination loss was recognized in the combination of facilities into one location in Australia. This international plan was completed in fourth quarter 2003.

All Other and Corporate

•	Charges related to the consolidation of certain human resource and payroll functions to the Denver and Omaha locations. The restructuring plan was completed in the third quarter of 2003.

•	Severance charges resulted from the consolidation of Encorus operations, which resulted in the closure of the Leipzig, Germany facility. This consolidation was done in an effort to reduce fixed operating costs and to outsource software development activities. This portion of the restructuring plan was completed in the fourth quarter of 2003.

•	Charges also were incurred related to the combination of the BillingZone and Taxware operations under the Velosant structure. This portion of the restructuring plan was completed in the third quarter of 2003. Additional restructuring activities occurred in the first quarter of 2004 for these businesses.

Reversal of restructuring accruals

The Company reversed $2.5 million of prior period restructuring accruals. The change in estimate was due to the favorable resolution of a customer contract related to the discontinuance of the Payment Card Solutions operations in the second quarter 2001, favorable terminations of lease agreements related to the third quarter 2000 Card Issuing Services segment restructuring and an adjustment of severance costs related to the first quarter 2002 eONE restructuring.

Impairments

The Company recognized $6.2 million of asset impairment charges, the majority of which related to the lack of sufficient demand to support the Company’s investment in its domestic micro-chip smart card product.

Litigation and regulatory settlements

A litigation charge of $5.0 million was recorded related to a lawsuit associated with the Merchant Services segment.

2002 Activities

	Pretax Benefit (Charge)
Year ended December 31, 2002	Payment Services	Merchant Services	Card Issuing Services	All Other and Corporate	Totals
	(in millions)
Restructuring charges	$—	$(6.0)	$(0.3)	$(2.7)	$(9.0)
Restructuring accrual reversals	—	0.5	3.2	0.2	3.9
Impairments	—	—	(16.5)	(11.3)	(27.8)
Litigation and regulatory settlements	(41.0)	—	—	—	(41.0)

Total pretax charges, net of reversals	$(41.0)	$(5.5)	$(13.6)	$(13.8)	$(73.9)

Restructuring charges

The restructuring charges were comprised of severance totaling $8.5 million and $0.5 million related to lease termination losses. Severance charges resulted from the termination of 281 employees, representing all levels of employees and less than 1% of the Company’s workforce. The following describes the nature and timing of the restructuring plans by segment:

Merchant Services

•	Charges related to streamlining the span of management control and elimination of job redundancies across many departments at most employee levels within the merchant acquiring business. The restructuring plans were completed in the second quarter of 2002.

Card Issuing Services

•	Restructuring charges related to severance associated with consolidating Tulsa data center operations and the elimination of duplicate positions. The restructuring plans were completed in the first quarter of 2002.

All Other and Corporate

•	Charges related to the elimination of duplicative positions due to the integration of the Achex, Inc. acquisition. The restructuring plans were completed in the first quarter of 2002.

•	Charges related to a reduction in force and closure of a leased facility for the SurePay business to adjust its employee base to match the slower than expected participation in the business-to-business exchange marketplace. The restructuring plans were completed in the first quarter of 2002.

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

Impairments

All Other and Corporate

•	An $11.3 million charge related to capitalized software development costs. The impairment resulted from the second quarter 2002 decision to cease SurePay business-to-business platform development efforts. During 2003, the SurePay operations were ceased and its remaining assets were transferred to the Merchant Services segment.

Card Issuing Services

•	A $16.5 million charge related to capitalized contract costs associated with a customer that announced that it would no longer accept its private-label credit cards at its merchant businesses as a result of the customer’s financial difficulties that resulted in its bankruptcy.

Litigation and regulatory settlements

The Company recorded $41.0 million in litigation and regulatory settlement charges in its Payment Services segment. Of these charges $30.0 million related to the anticipated settlements of various class action lawsuits pertaining to the Company’s money transfer business, including plaintiffs’ legal fees and other outside administrative costs. The remaining $11.0 million related to an $8.0 million settlement with the New York State Banking Department and a $3.0 million settlement with the U.S. Department of Treasury over alleged infractions of certain regulations related to Western Union’s money transfer business.

Interest income

Interest income increased in 2004 due to earnings on the cash and investments acquired in the Concord merger. 2003 increases resulted from increased cash balances in the Card Issuing Services segment.

Interest expense

Interest expense increased as a result of higher average debt levels and interest rates for the year ended December 31, 2004 compared to 2003, and the recognition of the unamortized discount associated with the 2% Senior Convertible Contingent Debt Securities called in the first quarter 2004. Interest expense decreased for the year ended December 31, 2003 when compared to 2002 due to a decline in the average interest rate partially offset by an increase in average debt balances.

Investment gains and losses, net

The Company recognized a net investment gain for the year ended December 31, 2004 resulting from the sale in the third quarter of a minority investment in VIPS Healthcare Information Systems (“VIPS”) having sold the majority interest in 1998. The sale of its remaining minority interest in VIPS was made pursuant to the 1998 sale agreement which required First Data to sell its retained interest upon the occurrence of specified events. Partially offsetting this gain were the write-down of investments related to e-commerce businesses, the dissolution of a joint venture and losses on the sale of other investments. For the years ended December 31, 2003 and 2002, net investment losses were recorded primarily related to e-commerce businesses and strategic investments.

Divestitures, net

In March 2004 the Company sold its 67% ownership interest in GCA, which resulted in net proceeds of $435.6 million and a pretax gain of $263.8 million. During the year ended December 31, 2004, the Company reversed divestiture accruals of $1.4 million due to the expiration of certain exposures.

For the year ended December 31, 2003, the Company reversed $6.8 million of divestiture accruals primarily related to the divestitures of certain companies acquired as part of the 1995 merger with First Financial Management Corporation (“FFMC”). The reversal related to the passage of time related to certain exposures. Additionally, the Company paid approximately $7.5 million in connection with the resolution of the issues involved in the investigation by the Office of Inspector General of the District of Columbia of alleged overpayments to Medicaid recipients by a former FFMC subsidiary. The payment was applied against the corresponding divestiture accrual.

For the year ended December 31, 2002, the Company reversed $4.2 million of divestiture accruals related primarily to Investor Services Group and TransPoint LLC (“TransPoint”), due to the passage of certain contractual indemnification provisions and the release of amounts previously held in escrow. Investor Services Group was divested in the fourth quarter of 1999 and TransPoint was merged with CheckFree in the fourth quarter of 2000.

Income taxes

FDC’s effective tax rates on pretax income from continuing operations were 26.5%, 25.0% and 25.5% for the years ended December 31, 2004, 2003 and 2002, respectively. The calculation of the effective tax rate includes equity earnings in affiliates and minority interest in pretax income. The majority of minority interest and equity earnings relate to entities that are considered pass-through entities for income tax purposes.

Affecting the 2004 effective tax rate was the favorable resolution of federal research and development credits and state income tax issues totaling $29 million that were recognized in the second quarter of 2004 and an expiration of a statutory examination period for a prior tax year. Lower taxes on foreign sourced income also lowered the tax rate in 2004. These benefits partially were offset by FDC’s tax-exempt investment income representing a lesser portion of the Company’s pretax income, which was increased significantly by the inclusion of Concord, and the gain on the sale of GCA, which was taxed at a higher rate than the effective tax rate. The Company anticipates its effective tax rate from continuing operations to be approximately 27% for the full year 2005. The reduction of the effective tax rate for 2003 compared to 2002 resulted primarily from the expiration of a statutory examination period for a prior tax year.

On October 22, 2004, the American Jobs Creation Act of 2004 (“the Act”) was signed into law. Key provisions of the Act include a temporary incentive for U.S. multinational corporations to repatriate foreign earnings, a domestic manufacturing deduction, and additional international tax reforms. The Company is evaluating the effects of the repatriation provision; however, the Company does not expect to complete the evaluation until later in 2005. In accordance with FSP 109-2, “Accounting and Disclosure Guidance for the

Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” the Company will reflect the effects of the Act, if any, in 2005, as a part of the income tax expense in the period action is taken. If the Company takes full advantage of this provision, it would increase the Company’s 2005 effective tax rate from continuing operations by approximately 120 basis points.

To address certain tax aspects of a 2003 legal restructuring of Western Union’s international operations, the Company initiated discussions with the Internal Revenue Service (“IRS”) pursuant to the IRS’ Advance Pricing Agreement (APA) Program. If an APA is successfully negotiated, the Company generally will avoid further examination, during the term of the APA, of the transfer pricing methods applicable to, and valuations of, the covered transactions. Any differences from the Company’s positions as recorded in its financial statements upon resolution of these issues will be reflected as a part of the income tax expense in the period during which the resolution occurs.

For a more detailed analysis of taxes see Note 8 to the Consolidated Financial Statements.

Minority interest

The decrease in minority interest expense in 2004 over 2003 is attributable to the absence of the minority interest expense associated with GCA, which, as noted above, was sold in the first quarter 2004; the purchase of the TASQ minority interest in June 2004; minority benefits recognized due to the restructuring and impairment charges related to eONE businesses in the first quarter of 2004 and minority interest benefits of $15.4 million related to an anticipated settlement of a lawsuit recognized in the Merchant Services segment offset by increased income of consolidated merchant alliances. The majority of the increase in minority interest expense for 2003 is attributable to increased income related to consolidated merchant alliances and less minority benefit recognized due to lower impairment charges related to eONE businesses in All Other and Corporate.

Equity earnings in affiliates

The increases in equity earnings in affiliates for all periods presented is attributable to increased revenue and profit as a result of increased transaction volumes of certain merchant alliances.

Diluted earnings per share

Diluted earnings per share (“EPS”) from continuing operations increased for the year ended December 31, 2004 when compared to 2003, and 2003 increased over 2002. The increases are attributable to increases in net income resulting from items discussed above, most significantly the gain on sale of GCA in 2004. The buyback of 88.2 million, 36.8 million and 15.2 million shares during the years ended December 31, 2004, 2003 and 2002, respectively, and the additional income from the 2004 Concord merger, had an offsetting effect on the dilutive impact of the shares issued in connection with the merger.

Segment Results

Operating segments are defined by Statement of Financial Accounting Standard (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”) as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. FDC’s CODM is its Executive Committee, which consists of the Company’s Chief Executive Officer and Executive Vice Presidents. FDC classifies its businesses into three segments: Payment Services, Merchant Services and Card Issuing Services. The operating segments are reviewed separately below because each operating segment represents a strategic business unit that generally offers different products and serves different markets.

As discussed above, NYCE’s operations are being treated as discontinued operations. All periods were adjusted for the Merchant Services and Card Issuing Services segments to properly reflect these operations as discontinued. Additionally, as discussed above in “Business Overview,” data processing services previously reported as part of the Payment Services segment were realigned to the Card Issuing Services segment. Royalty income, previously reported in the Merchant Services segment, was realigned to All Other and Corporate. Additionally, the operations of the previously reported Emerging Payments segment were combined with All Other and Corporate. For segment reporting purposes, GCA is presented as a divested business and excluded from the Merchant Services segment revenue and operating profit. Prior year segment results of operations were reclassified to reflect these realignments and the impact of GCA.

The business segment measurements provided to, and evaluated by, the Company’s CODM are computed in accordance with the following principles:

•	The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

•	Segment revenue includes interest income, equity earnings in affiliates and intersegment revenue.

•	Corporate overhead is allocated to the segments based on a percentage of the segments’ revenues.

•	Segment operating profit includes interest income, minority interest and equity earnings in affiliates net of related amortization expense.

•	Segment operating profit excludes restructuring charges, asset impairment charges, significant litigation and regulatory settlement charges, other charges, interest expense, investment gains and losses, business divestiture gains and losses and income taxes since they are not allocated to the segments for internal evaluation purposes. While these items are identifiable to the business segments, they are not included in the measurement of segment operating profit provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation.

•	Revenues and operating profit of the Payment Services segment are stated on a pretax equivalent basis (i.e., as if investment earnings on nontaxable investments were fully taxable at FDC’s marginal tax rate).

Payment Services Segment Results

							Percent Change
	2004	% of Total Revenue	2003	% of Total Revenue	2002	% of Total Revenue	2004 vs. 2003		2003 vs. 2002
	(in millions)
Revenues:
Transaction and processing service fees	$3,735.3	92%	$3,230.6	90%	$2,818.8	90%	16%		15%
Investment income, net(a)	286.2	7	354.1	10	299.2	10	(19)		18
Other revenues	21.8	1	18.8	—	14.2	—	16		32

Total revenue	$4,043.3	100%	$3,603.5	100%	$3,132.2	100%	12%		15%

Operating profit(a)	$1,305.2		$1,228.1		$1,048.1		6%		17%
Operating margin	32%		34%		33%		(2	) pts	1 pt
Key indicators:
Consumer-to-consumer money transfer transactions(b)	96.7		81.0		67.8		19%		19%
Consumer-to-business transactions(c)	146.1		134.0		119.3		9%		12%

(a)	For segment reporting purposes, Payment Services presents investment income and operating profit on a pretax equivalent basis (i.e., as if investment earnings on nontaxable settlement assets were fully taxable at FDC’s marginal tax rate). The revenue and operating profit impact of this presentation is eliminated in consolidation.
(b)	Consumer-to-consumer money transfer transactions include North America and international consumer money transfer services.
(c)	Consumer-to-business transactions include Quick Collect, EasyPay, PhonePay, Paymap’s Just-in-Time and Equity Accelerator services, and E Commerce Group’s SpeedPay transactions directly processed by E Commerce Group. Amounts include transactions for E Commerce Group and Paymap as if they were consolidated subsidiaries as of January 1, 2002 to provide a more meaningful comparison.

Summary

Payment Services segment revenue growth in 2004 over 2003 was positively impacted by increased consumer-to-consumer transaction and processing services fee revenue driven by the increased transactions.

Transaction and Processing Service Fee Revenue

Money Transfer / Bill Payment

Money transfer and bill payment transactions, classified as either consumer-to-consumer or consumer-to-business, generated approximately $3,381 million, or 91%; $2,966 million, or 92%, and $2,552 million, or 91% of the Payment Services segment’s transaction and processing service fee revenues for the years ended December 31, 2004, 2003 and 2002, respectively. The remaining 9%, 8% and 9%, respectively, of Payment Services’ transaction and processing service fee revenues include prepaid services, fee-based component of official check, money order, remittance processing, Convenience Pay and transportation-related payment services business.

The following table illustrates the different components of consumer-to-consumer and consumer-to-business revenues as a percentage of the combined total for the years ended December 31, 2004, 2003 and 2002.

	Years Ended December 31,
	2004	2003	2002
Consumer-to-consumer
International (a)	60%	56%	52%
Domestic (b)	18	19	21
Mexico (c)	6	7	7
Consumer-to-business	16	18	20

Total	100%	100%	100%

(a)	Represents transactions between foreign countries including transactions originated in the U.S. destined for foreign countries and foreign country transactions destined for the U.S. Excludes U.S. transactions sent to Mexico and Canada.
(b)	Represents all transactions within the U.S. and Canada.
(c)	Represents U.S. outbound transactions destined for Mexico.

Consumer-to-consumer

The table below illustrates performance indicators for the consumer-to-consumer money transfer business for the years ended December 31, 2004, 2003 and 2002.

	Years Ended December 31,
	2004	2003	2002
Consumer-to-consumer money transfer transaction growth	19%	19%	22%
Consumer-to-consumer money transfer revenue growth	17%	18%	16%
Agent locations (end of period)	219,000	182,000	151,000

The main driver of Western Union consumer-to-consumer money transfer revenue growth is international transactions. Revenue growth remained strong during 2004 and 2003 due to sustained international growth and stronger domestic growth. Western Union U.S. same store sales transaction growth, including U.S. outbound transactions, grew 15% in 2004, 14% in 2003 and 13% in 2002. The euro-adjusted consumer-to-consumer revenue per transaction trend was relatively consistent; declining slightly from prior periods. Consumer-to-consumer revenue growth benefited from changes in foreign exchange rates. For the years ended December 31, 2004, 2003 and 2002, the exchange rates between the euro and the U.S. dollar resulted in a year-over-year benefit of $86.3 million, $103.4 million and $6.0 million, respectively, assuming a constant exchange ratio between the euro and the U.S. dollar. Foreign exchange rates impact revenue in several ways; fluctuations in the exchange rates from one period to another may increase or decrease U.S. dollar denominated revenue when foreign-derived revenue is being translated into U.S. dollars; and, depending upon fluctuations in foreign exchange rates between two currencies, a sender may need to transfer more or less cash to meet the recipient’s financial commitments in the receive country.

The majority of transaction growth is derived from more mature agent locations as new agent locations contribute only marginally to revenue growth in the first few years of their operation. The Company has added more than 137,000 agent locations over the last five years, with more than 70% of these locations having been added in the last three years. Increased productivity, measured by transactions per location, often is experienced as locations mature, with agents becoming very productive after five years. The Company believes that new agent locations will help drive growth by increasing the number of locations available to send and receive money. However, the number of send and pay transactions at an agent location can vary significantly due to such factors as customer demographics around the location, immigration patterns, the location’s class of trade and hours of operation, length of time the location has been offering Western Union services, regulatory limitations and competition.

Contributing to the increase in consumer-to-consumer money transfer revenue and transaction growth is the number of agent locations, the maturing of existing agent locations, and targeted marketing campaigns promoting Western Union services. In line with the Company’s strategic objective of building the Western Union brand, increased marketing expenditures on television, radio, print media, and internet advertising, as well as other forms of media were incurred during 2004. These marketing efforts support both short-term initiatives such as promotions in mature markets, as well as long-term initiatives like building brand awareness in China and India and other countries. The expected impact on transactions related to increased marketing may be immediate, or may develop over time as distribution expands and brand awareness increases. Annual marketing investment is expected to remain between 7% and 8% of Western Union revenues.

Consumer-to-consumer—International

The table below illustrates performance indicators for the Western Union international consumer-to-consumer money transfer business for the years ended December 31, 2004, 2003 and 2002.

	Years Ended December 31,
	2004	2003	2002
Western Union international money transfer transaction growth	24%	25%	32%
Western Union international money transfer revenue growth	22%	24%	25%

International money transfer revenue growth rates adjusted for the euro (assuming a constant exchange ratio between the euro and the U.S. dollar) have remained consistent for the year ended December 31, 2004 compared to 2003, and declined when comparing 2003 to 2002. Although, the 2004 international transaction growth rates declined slightly, the actual number of transactions increased. The growth in transaction volume is driven by continued strength in the U.S. outbound business and the performance of the international business outside the U.S. The growth from new international locations and the maturing of other locations noted above also have contributed to the sustained growth.

In 2004, international revenue and transaction growth rates were negatively impacted, although not significantly, by political events, economic conditions and compliance related activity when compared to the same period in 2003. The 2003 revenues and transaction growth were negatively impacted, although not significantly, by political and economic climates in certain South America and Middle East countries as well as the closure of Western Union’s agent in South Africa. The Company’s compliance initiatives also had a slight impact on international growth. As the Company continues to implement and enhance its regulatory and legal compliance initiatives worldwide, revenue and transactions in certain markets could be impacted.

Consumer-to-consumer—Domestic (including Canada)

The table below illustrates performance indicators for the Western Union domestic consumer-to-consumer money transfer business for the years ended December 31, 2004, 2003 and 2002.

	Years Ended December 31,
	2004	2003	2002
Western Union domestic money transfer transaction growth	7%	5%	5%
Western Union domestic money transfer revenue growth	7%	2%	6%

Domestic money transfer transaction and revenue growth were driven by increased marketing and a strong consumer base. Revenue per transaction remains relatively constant in comparison to the same prior-year periods.

Consumer-to-consumer—Mexico (Western Union and Orlandi Valuta services)

The table below illustrates performance indicators for the Mexico consumer-to-consumer money transfer business for the years ended December 31, 2004, 2003 and 2002.

	Years Ended December 31,
	2004	2003	2002
Mexico money transfer transaction growth	16%	22%	14%
Mexico money transfer revenue growth	5%	16%	(9)%

Transaction growth for the year ended December 31, 2004 has remained relatively constant with the fourth quarter 2003 growth rate of approximately 15%. The Company has been able to maintain this growth rate in this highly competitive market by implementing next day service offerings, executing marketing programs, and offering payment services at over 7,000 Western Union and Orlandi Valuta locations in Mexico. Western Union branded transaction growth to Mexico, primarily driven by both the “In Minutes Service” and “Next Day Service,” was 24% and 32%, with related revenue growth at 13% and 22% in 2004 compared to 2003 and in 2003 compared to 2002, respectively. The increase in usage of the lower price consumer “Next Day Service” money transfers has caused the revenue per transaction to decrease resulting in the disparity between revenue and transaction growth rates.

Consumer-to-business

The table below illustrates performance indicators for the consumer-to-business bill payment business for the years ended December 31, 2004, 2003 and 2002.

	Years Ended December 31,
	2004	2003	2002
Consumer-to-business transaction growth	9%	12%	21%
Consumer-to-business revenue growth	(1)%	9%	28%

Demand for the Company’s consumer-to-business bill payment services is currently shifting from the traditional cash payment services, such as Quick Collect, to electronic bill payment services offered by E Commerce Group and Paymap; however transaction growth trends are stabilizing. Quick Collect continues to be negatively impacted by the electronic payment options, while the electronic bill payment services are experiencing strong transaction growth. The shift from cash to electronic bill payment is expected to continue in 2005. Consumer-to-business revenue growth increased 1% in the fourth quarter of 2004 when compared to the fourth quarter of 2003, and similar growth is expected to continue in 2005.

Investment income

For segment reporting purposes, Payment Services presents investment income and operating profit on a pretax equivalent basis (i.e., as if investment earnings on nontaxable settlement assets were fully taxable at FDC’s marginal tax rate). The revenue and operating profit impact of this presentation is eliminated in consolidation. The decrease in investment income in 2004 as compared to 2003 is attributable to higher short-term interest rates which resulted in higher commissions paid to selling agents, lower yields on certain investments along with a decrease in average investable balances, and a reduction of realized gains on the liquidation of certain portfolio investments. The increase in investment income in 2003 over 2002 is due to investment revenue growing marginally as lower yields on certain investments were more than offset by higher investable balances, lower commissions paid to selling agents due to lower interest rates, and an increase in realized gains on the liquidation of certain portfolio investments. Realized gains on the liquidation of certain portfolio investments were $110.4 million, $138.2 million, and $65.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. The investment portfolio balance is driven largely from sales of official checks by selling agents. The average investment portfolio balance decreased 4% for the year ended December 31, 2004 compared to 2003 and increased 13% comparing 2003 to 2002. These fluctuations primarily were due to mortgage origination activity. Partially offsetting the decrease in investment income in 2004 were lower realized losses on derivative instruments used to hedge commissions paid to selling agents while the opposite occurred in 2003 with the increase in investment income being partially offset by increases in realized losses on the hedges. Investment income is expected to continue to decline in 2005. This expected decrease is due to an anticipated decline in the amount of gains to be recognized on the liquidation of portfolio investments from the amount recognized in 2004, lower yields on certain investments, and, to a lesser extent, an increase in commissions paid to selling agents, which will increase as a result of an expected rise in short-term interest rates. As noted above in the Consolidated Results of Operations discussion, investment income at the Company consolidated level will be negative in 2005.

Operating profit

Payment Services’ operating profit (on a pretax equivalent basis) increased for the year ended December 31, 2004 over the corresponding 2003 period primarily due to the growth in consumer-to-consumer money transfer revenue as described above. These improvements were partially offset in 2004 by lower investment income, increased Western Union agent commissions proportionate with revenue growth and increased investment in advertising and marketing expenses. Operating margins decreased two percentage points for the year ended December 31, 2004 compared to the prior period primarily as a result of decreased investment income. Payment Services’ operating profit (on a pretax equivalent basis) increased 17% when comparing 2003 to 2002 due to the transaction and processing service fee and investment income growth described above. These improvements were partially offset by increased agent commissions commensurate with revenue growth, increased spending on regulatory compliance, and increased investment in advertising and marketing expenses.

Merchant Services Segment Results

	2004	% of Total Revenue	2003	% of Total Revenue	2002	% of Total Revenue	Percent Change
							2004 vs. 2003		2003 vs. 2002
	(in millions)
Revenues: (a)
Transaction and processing service fees	$2,724.2	71%	$1,730.4	65%	$1,532.2	66%	57%		13%
Check verification and guarantee services	405.4	11	389.2	15	375.6	16	4		4
Product sales and other	441.1	11	341.3	13	231.9	10	29		47
Equity earnings in affiliates	194.9	5	170.2	6	141.8	6	15		20
Other revenues	78.7	2	46.4	1	49.3	2	70		(6)

Total revenue	$3,844.3	100%	$2,677.5	100%	$2,330.8	100%	44%		15%

Operating profit(a)	$990.3		$723.2		$639.0		37%		13%
Operating margin(a)	26%		27%		27%		(1	) pt	—
Key indicators: (a)
North America merchant transactions(b)	19,829.4		12,269.3		9,893.8		62%		24%

(a)	Amounts exclude the discontinued operations of NYCE and the divested business of GCA.
(b)	North America merchant transactions include acquired VISA and MasterCard credit and signature debit, PIN-debit, electronic benefits transactions (“EBT”), and processed-only or gateway customer transactions at the POS. North America merchant transactions also include acquired ATM transactions, gateway transactions at ATMs, and STAR PIN-debit POS transactions (2004 only) received from other acquirers. Prior year historical FDC amounts have been adjusted to conform to the current year presentation to include EBT.

Summary

Merchant Services segment 2004 revenues were positively impacted by the inclusion of Concord operations, increased transactions and the incremental gain recognized on the sale of a merchant portfolio in 2004 compared to 2003. The increases were partially offset by declines in the TeleCheck business. The 2003 segment revenue increase over 2002 was attributed to increased transactions, the acquisition of TeleCash in March 2003, the acquisition of PayPoint in August of 2002 and the incremental gains recognized on the sales of merchant portfolios.

For the years ended December 31, 2004, 2003 and 2002 domestic Merchant Services segment revenues were approximately 92%, 94% and 97%, respectively, with international operations comprising the remaining amount. Driving the international growth are the acquisitions of Cashcard and First Data Hellas in 2004, and TeleCash in 2003.

Transaction and processing service fee revenue

Transaction and processing revenue grew largely by the inclusion of Concord’s merchant acquiring and STAR ATM processing, network access and acquired debit card transaction processing services and other acquisitions. Excluding the impact of business acquisitions less than a year old, the majority of which is attributed to Concord, and merchant portfolio dispositions, transaction and processing service fee revenue grew approximately 12% for the year ended December 31, 2004 compared to 2003 and 7% for the year ended December 31, 2003 compared to 2002. Excluding acquisitions less than a year old, North America merchant transactions grew approximately 12%, 17% and 11%, for the years ended December 31, 2004, 2003 and 2002, respectively. The segment continues to experience price compression of approximately 3% to 5% annually. Also favorably impacting the revenue growth were FDC’s historic businesses experiencing increases in overall card usage, regional sales forces, sales force productivity, the addition of nine bank alliance relationships, new merchant signings, debit card enabling of existing merchants and debit network fees. The increase in card usage is driven by increases in number of locations and transaction growth at existing merchants.

Network fees related to PIN-debit transactions are recognized in transaction and processing service fee revenue and cost of services. The network fees are generally invoiced by the networks and paid directly by the Company. Debit network fees totaled $515.4 million, $162.6 million and $74.2 million for the years ended December 31, 2004, 2003 and 2002, respectively. The increase in the dollar amount of debit network fees, as well as the percentage of revenue, was attributable to the former Concord businesses and an increase in PIN-debit transactions.

PIN-debit transactions, including acquired and network, have been the fastest growing type of transaction, accounting for approximately 23% of total North America merchant transactions in 2004, versus 13% in 2003 and 9% in 2002. The Company continues to see a shift to the use of PIN-debit cards from credit, signature debit, checks and cash. These trends will continue with the inclusion of PIN-debit transactions processed by the STAR debit network and the continued implementation of PIN-debit capabilities at the Company’s large national merchant clients.

Check verification and guarantee services revenue

Increases in check verification and guarantee services revenue were attributable to the former Concord PPS business, which contributed approximately $39.9 million for the year ended December 31, 2004. The addition of the PPS revenue and the growth in the Electronic Check Acceptance® (“ECA®”) service revenue, which also benefited 2003, were offset by a general decline in the paper check verification and guarantee volumes and from the loss of a major retailer in 2003. The continued decline in paper check guarantee and verification volumes is a direct result of the increased trend by consumers to utilize debit cards at the POS as discussed above. This trend is expected to continue in 2005. Also benefiting the 2004 annual growth rate was the reduction in the first quarter 2003 revenues of $5.2 million due to the initial adoption of Financial Accounting Standards Board (“FASB”)

Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The adoption of FIN 45 negatively impacted the 2003 annual growth rate.

Product sales and other revenue

The increase for the year ended December 31, 2004 in product sales and other revenues was attributable to sales of merchant POS terminals, a $101 million gain on the sale of a merchant portfolio (an incremental $30 million in gains over 2003) an additional three months of revenue from the acquisition of TeleCash, which was acquired in March 2003, and the February 2004 Concord merger. The increase in product sales and other revenues in 2003 was attributable to the TeleCash acquisition, as well as $71 million in gains from the sale of merchant portfolios. During 2002, a similar gain on the sale of a merchant portfolio of $15 million was recorded, as well as contract termination fees of $5 million. The purchase and sale of merchant contracts is an ordinary element of the Company’s Merchant Services business as is the movement of merchant contracts between the Company and its merchant alliances. The Company or a merchant alliance may purchase or sell a portfolio of contracts outright. Other times a partner may purchase the Company’s interest in a merchant alliance. This gives the partner 100% ownership in the underlying merchant contracts as compared to a partial interest in a joint venture alliance that owns the contracts. Other times the formation of a merchant alliance involves the sale of an interest in a portfolio of the Company’s merchant contracts to the joint venture partner for cash. Management considers these transactions to be in the ordinary course of managing the Company’s business, and therefore, the gains from selling these revenue-generating assets are included within the product sales and other component of revenues.

Equity earnings in affiliates

The increase in equity earnings in affiliates for all periods presented is attributable to increased revenue and profit as a result of increased transaction volumes of certain merchant alliances, for similar reasons as discussed above for domestic transaction and processing revenues.

Operating profit

Merchant Services segment operating profit increased 37% in 2004 and 13% in 2003, due to the growth in transaction and processing service fee and product sales and other revenue as described above. These 2004 and 2003 increases were partially offset by a decrease in operating profit related to TeleCheck, integration of international acquisitions, certain directed resources and other expenses related to the integration of Concord, including amortization and depreciation related to intangibles from the Concord merger of approximately $129.7 million for the year ended December 31, 2004. The Company expects that the TeleCheck business will stabilize in 2005.

During 2004, the Company recorded $32.4 million of pretax charges, offset by $15.4 million of minority interest benefit, related to the proposed settlement of a Merchant Services lawsuit. In the first quarter 2004, the Company recorded a $25.0 million pretax charge related to TeleCheck accounting entries originating primarily in 2002 and 2003. These charges were excluded from the Merchant Services segment operating profit and the related growth rates discussed above. These amounts were reported as “Litigation and regulatory settlements” and “Other” operating expenses, respectively, on the Consolidated Statements of Income.

Card Issuing Services Segment Results

							Percent Change
	2004	% of Total Revenue	2003	% of Total Revenue	2002	% of Total Revenue	2004 vs. 2003		2003 vs. 2002
	(in millions)
Revenues: (a)
Transaction and processing service fees	$1,723.4	72%	$1,392.2	67%	$1,354.4	69%	24%		3%
Professional services	50.2	2	50.1	2	64.8	3	—		(23)
Reimbursable postage and other	570.0	24	617.2	30	521.4	27	(8)		18
Other revenues	40.1	2	30.1	1	26.3	1	33		14

Total revenue	$2,383.7	100%	$2,089.6	100%	$1,966.9	100%	14%		6%

Operating profit (a)	$508.1		$309.9		$372.0		64%		(17)%
Operating margin (a)	21%		15%		19%		6	pts	(4	) pts
Key indicators:
Card accounts on file (end of period) (b)
Domestic	369.9		316.6		298.0		17%		6%
International	36.1		31.2		27.2		16		15

Total	406.0		347.8		325.2		17%		7%

North America issuer transactions (c)	6,818.9		2,605.9		2,255.5		162%		16%

(a)	Amounts exclude the discontinued operations of the NYCE business.
(b)	Card accounts on file at December 31, 2004 include 20.5 million accounts processed by the former Concord.
(c)	North America issuer transactions include VISA and MasterCard signature debit, STAR ATM, STAR PIN-debit POS, and ATM and PIN-debit POS gateway transactions for 2004 amounts, as a result of the Concord acquisition.

Summary

The Card Issuing Services segment experienced positive revenue and operating profit growth driven by the addition of the former Concord businesses, card account conversions, international acquisitions and internal growth, partially offset by previously discussed lost business. The Company expects a slight increase in revenue in 2005 after considering account conversions and other new business in 2005 offset by account deconversions.

Domestic Card Issuing Services segment revenues were approximately 81%, 83% and 84%, respectively, for the years ended December 31, 2004, 2003 and 2002, while international operations comprised the remaining amount. Total Card Issuing Services revenues were benefited from movements in the British pound and Australian dollar by $35.3 million, $27.3 million and $11.4 million for the years ended December 31, 2004, 2003 and 2002, respectively, while operating profit benefited $3.9 million, $4.5 million and $2.9 million for the corresponding years.

Transaction and processing service fee revenue

Credit, retail and debit based revenue account for 85% of the segment’s domestic transaction and processing revenue. The remaining 15% of domestic transaction and processing revenue includes printing and embossing services for clients that do not process accounts on the Company’s system, as well as other data processing services provided to non-card issuing customers. Transaction and processing service fee revenue grew approximately 2% in 2004 compared to 2003 and 1% in 2003 compared to 2002, excluding the impact of acquisitions less than a year old.

Credit and retail based revenue

Credit and retail based revenue is derived primarily from the card processing services offered to financial institutions and other issuers of cards. Revenue from these markets is driven primarily by accounts on file, with active accounts having a larger impact on revenue.

Revenue growth in 2004 was positively impacted by the international acquisition of First Data Hellas, new accounts on file, growth from existing clients, increased signing of international business, and the benefit of foreign currency translation; partially offset by deconversions including Bank One card accounts on file in the third and fourth quarters of 2004, and pricing pressures experienced during the year and declines in the subprime business. 2003 growth rates were positively impacted by account conversions, product penetration with existing customers, the Active Resources acquisition in the United Kingdom, and increased signing of international business; partially offset by declines in revenue and accounts on file in the subprime business, the Citi bankcard deconversion, and the loss of First Consumers National Bank.

The trend towards retail cards, as shown below, is expected to continue in the future as the majority of the account pipeline are retail accounts. Also contributing to this trend is the deconversion of Bank One’s bankcard accounts, and the scheduled deconversion of JPMorgan Chase’s 34 million accounts in the third quarter 2005. The Company expects approximately 60% of accounts on file to be retail accounts by the end of 2005. Retail account portfolios typically have a lower proportionate share of active accounts than bankcard account portfolios. In addition, contract pricing is dependent upon volume of accounts and transactions.

	Years Ended December 31,
	2004	2003	2002
Bankcard	30%	48%	58%
Retail	48%	34%	25%
Debit	22%	18%	17%

The Company converted 58 million accounts in 2004, most of which were retail. The merger with Concord resulted in the addition of 20.5 million debit accounts. At December 31, 2004, the Company had approximately 50 million accounts in the pipeline, which are primarily retail. Approximately 31 million of those accounts were converted in January 2005. After taking into consideration the conversion of the pipeline and anticipated deconversions, accounts on file at the end of 2005 are expected to be approximately 430 million.

Debit based processing revenue

Debit based processing revenue is driven primarily by transactions, including the STAR transactions noted in the North America issuer transactions above. The transaction growth rates for the year ended December 31, 2004 correlate with the increased debit processing revenue as a result of the Concord merger. Price compression upon renewal of contracts and the client mix will result in different growth rates in revenue and transactions. As noted above in the Merchant Services segment discussion the Company continues to see a shift to the use of PIN-debit cards from credit, signature debit, checks and cash. These trends will continue with the inclusion of PIN-debit transactions processed by the STAR debit network. PIN-debit transactions have been the fastest growing type of transaction.

Reimbursable postage and other revenue

The decrease in reimbursable postage and other revenue in 2004 as compared to 2003 is attributable to deconverted clients and volume declines in the subprime market, partially offset by new business. The Company expects a slight increase in reimbursable postage and other revenue in 2005 after considering account conversions and other new business in 2005 partially offset by account deconversions. 2003 experienced an increase over 2002 in reimbursable postage and other revenue as a result of a June 2002 increase in postage rates and increased mailing volumes. There were no postage rate increases during 2004 and the Company does not expect any increases in 2005.

Operating profit

The 2004 operating profit increased when compared to 2003 due to inclusion of the former Concord businesses, which included amortization and depreciation related to Concord of $32.3 million for the year ended December 31, 2004. Expense management, in addition to the items impacting revenue as noted above, also contributed to the increased operating profit. Operating margins were favorably impacted for the year ended December 31, 2004 as a result of the addition of Concord, expense savings as a result of prior restructurings, and fees related to deconversions. As the Company completes the retail card conversions and credit card deconversions, margins are anticipated to be closer to high teens, including reimbursables. During 2004, the Card Issuing Services segment completed domestic and international restructurings to streamline its international operations and realign its operating expenses to address declines in segment revenues. Cost savings associated with these restructurings will be approximately $29 million on an annual basis.

The 2003 operating profit when compared to 2002 was adversely impacted by pricing pressures, deterioration of subprime issuers and account deconversions. Additional decreases resulted from lost business related to the First Consumers National Bank bankruptcy, favorable resolution of a contract issue in 2002 and certain investments in the business. Offsetting these items were internal growth from existing clients, new print/mail and plastics business and account conversions. Additionally, investments in the business, including the resulting amortization from the redesign of the North American card processing system completed early in 2003, and the increase in reimbursable postage and other revenue at a zero margin caused decreases in margins.

All Other and Corporate

				Percent Change
(in millions)	2004	2003	2002	2004 vs. 2003	2003 vs. 2002
Revenues	$249.2	$276.9	$281.3	(10)%	(2)%
Operating loss	$(95.1)	$(77.3)	$(47.1)	(23)%	(64)%

Revenues

The decrease in revenues for 2004 resulted from reduced pricing on certain contracts, which went into effect on April 1, 2004, and a full year decrease of $12.9 million in royalty income, which historically has experienced fluctuations. 2003 revenues declined due to decreased volume with existing clients at Teleservices and First Data Voice Services. Also contributing to this decrease was a decrease in software and licensing maintenance revenue in 2003 due to a decrease in software sales at Encorus from its existing product line as Encorus focused on development of a new software product. This decrease was offset by an increase in transaction and processing service fees for 2003 resulting from increased transaction volume at FDGS and the acquisition of GovConnect in April 2002.

Operating profit

The 2004 operating loss increased due to decreased royalty income, and lower operating margins were due to reduced pricing terms noted above. This offset the benefits of the cost containment measures implemented at eONE during the third and fourth quarters of 2003 and throughout 2004. The 2003 operating loss increased when compared to 2002 due to the decline in revenue and profitability at Teleservices and First Data Voice Services, an increase in spending for certain corporate initiatives, pension expense and legal fees. Operating losses also increased in 2003 due to the effort of developing the former Taxware and Encorus product offerings and related operations.

Capital Resources and Liquidity

The Company’s sources of liquidity during 2004 were cash generated from operating activities, the cash acquired in connection with the Concord merger, the liquidation of Concord’s marketable securities, proceeds received from the sales of GCA and NYCE and proceeds from the issuance of long-term debt. The Company believes its current level of cash and short-term financing capabilities along with future cash flows from operations are sufficient to meet the needs of its existing businesses including servicing of debt obligations, reinvesting in the business, acquisitions and stock repurchases. The Company may, from time to time, seek longer-term financing, as it did when it issued $1.0 billion of five and 10 year notes in the third quarter of 2004, to support additional cash needs or to reduce short-term borrowings. The following discussion highlights the Company’s cash flow activities from continuing operations during the years ended December 31, 2004, 2003 and 2002.

Cash and Cash Equivalents

Highly liquid investments (other than those included in settlement assets) with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates market value. At December 31, 2004 and 2003, the Company held $895.4 million and $839.8 million in cash and cash equivalents, respectively.

The Company acquired $546.0 million in cash in connection with the Concord merger. Excluded from cash and cash equivalents at December 31, 2004 and 2003 were $598.4 million and $422.4 million, respectively. Such excluded amounts at December 31, 2004 and 2003 consist of $455.3 million and $283.0 million, respectively, of regulatory required investments in connection with the money transfer operations and client covenants associated with the official check business; $100.0 million of required investments in connection with the Company’s First Financial Bank for both periods; as well as $43.1 million and $39.4 million, respectively, of escrowed funds and other. The escrowed funds primarily relate to installment payments on acquisitions. Amounts excluded from cash and cash equivalents are included in “other assets” in the Consolidated Balance Sheets.

Cash and cash equivalents held outside of the U.S. at December 31, 2004 and 2003 were $268.1 million and $121.7 million, respectively.

Cash Flows from Operating Activities from Continuing Operations

	Year ended December 31,
Source/(use) (in millions)	2004	2003	2002
Net income from continuing operations	$1,867.8	$1,394.0	$1,232.2
Depreciation and amortization	738.2	569.3	523.2
Other non-cash items and charges, net	(247.3)	(32.2)	6.3
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable	(119.8)	(70.5)	(146.3)
Other assets	49.1	7.9	54.4
Accounts payable and other liabilities	(3.4)	52.1	(99.4)
Income tax accounts	42.4	37.0	318.3

Net cash provided by operating activities from continuing operations	$2,327.0	$1,957.6	$1,888.7

Increases in depreciation and amortization from 2004 to 2003 and 2003 to 2002 are attributable to acquisitions and increases in capitalized property, plant and equipment and capitalized payments to secure customer contracts and systems development costs. The increase in 2004 was partially offset by the disposition of GCA.

Other non-cash items and charges include restructuring, impairments, litigation and regulatory settlements, other, investment gains and losses and divestitures, as well as undistributed earnings in affiliates and gains on the sale of merchant portfolios as the proceeds are recognized in investing activities. The sale of the Company’s 67% interest in GCA in March 2004 resulted in net proceeds of $435.6 million as presented in investing activities and a pretax gain of $263.8 million included in other non-cash items and charges, net.

The change in accounts receivable between years is the result of the timing of collections compared to billings. The change in accounts payable and other liabilities between years results from timing of payments for vendor invoices, payments to minority interest holders and pension contributions. Payments to minority interest holders for the years ended December 31, 2004, 2003 and 2002 were $120.4 million, $119.2 million and $85.6 million, respectively. Pension contributions included in accounts payable and other liabilities for the years ended December 31, 2004 and 2003 were $56.2 million and $24.7 million, respectively. The change in activity in income tax accounts between years is due to the provisions accrued in each respective year and the timing of tax payments.

Cash Flows from Investing Activities from Continuing Operations

	Year Ended December 31,
Source/(use) (in millions)	2004	2003	2002
Current year acquisitions, net of cash acquired	$(62.4)	$(130.9)	$(624.9)
Payments related to other businesses previously acquired	(68.9)	(44.6)	(208.1)
Proceeds from dispositions, net of expenses paid	826.1	—	—
Additions to property and equipment, net	(177.4)	(161.6)	(206.5)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(254.4)	(228.6)	(193.7)
Proceeds from the sale of marketable securities	815.7	44.9	121.7
Dividend received from discontinued operations	25.5	—	—
Other investing activities	(233.8)	(106.4)	(40.2)

Net cash provided by (used in) investing activities from continuing operations	$870.4	$(627.2)	$(1,151.7)

The Company finances acquisitions through a combination of internally generated funds, long-term borrowings and equity. The Company believes that its cash flow from operations together with other available sources of funds will be adequate to meet its funding requirements as it relates to future acquisitions. The Company continues to pursue opportunities that strategically fit into the business and make investments overseas to help build the Company’s presence internationally. Additionally, the Company continues to manage its portfolio of businesses and evaluate the possible divestiture of businesses that do not match its long-term growth objectives.

The Company acquired $546.0 million of cash in connection with the 2004 Concord merger, as well as $802.1 million of marketable securities. As of December 31, 2004, $656.4 million of the marketable securities were liquidated and included in the proceeds from the sale of marketable securities noted above. The Concord cash acquired was offset by the acquisition of Cashcard for $206 million, net of cash and debt acquired, the acquisition of First Data Hellas for $311.7 million net of cash acquired, the buyout of the TASQ and FDGS minority interests, the purchase of two joint ventures in the money transfer business and purchases of merchant portfolios. During 2003, the Company acquired TeleCash for $104.3 million net of cash acquired and other acquisitions for $26.6 million. Acquisitions made during 2002 include PayPoint for $250.9 million, merchant alliances and portfolio acquisitions of $114.0 million, net of cash acquired, Paymap for $79.5 million, net of cash acquired, E Commerce Group for $67.5 million, net of cash acquired and other acquisitions for $113.0 million, net of cash acquired.

During 2004, payments related to other businesses previously acquired pertained to contingent consideration. During 2003, the amount related to contingent consideration was offset by the receipt of escrow cash related to a 2001 acquisition.

The 2002 payments for prior year acquisitions primarily included $123.8 million payment of a promissory note associated with the December 2001 acquisition of Cardservice International, a merchant alliance investment as a result of a merchant portfolio purchase and contingent consideration payments.

The following table discloses capitalized expenditures related to customer contracts, conversion costs, systems development, other intangible assets and property and equipment.

	Year Ended December 31,
	2004	2003	2002
	(in millions)
Customer contracts	$117.2	$100.4	$42.8
Conversion costs	50.8	52.5	36.2
Systems development	85.4	68.6	114.2
Other intangible assets	1.0	7.1	0.5

Subtotal	254.4	228.6	193.7
Property and equipment	177.4	161.6	206.5

Total amount capitalized	$431.8	$390.2	$400.2

The amounts capitalized for customer contracts relate to initial contract payments. The increase in conversion costs between 2003 and 2002 relates to the Card Issuing Services segment. The increase in capitalized systems development costs between 2004 and 2003 relates primarily to enhancements to the debit and historical FDC merchant platforms as part of the Concord integration. The decrease in systems development expenditures between 2003 and 2002 results from amounts capitalized in 2002 related to the redesign of the North American card processing system, which was completed in the first quarter of 2003. Amounts capitalized for property and equipment relate to the purchase of electronic data processing equipment, building and improvements and other equipment, including terminals and production equipment. Capital expenditures are funded through cash flows from operating activities.

Overall, FDC’s operating cash flow from continuing operations exceeded capital expenditures noted above by $1,895.2 million, $1,567.4 million and $1,488.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. These cash sources contributed to funds utilized for payments related to business acquisitions, businesses previously acquired and treasury stock purchases.

Proceeds from the sale of marketable securities in 2004 include the $656.4 million liquidation of Concord securities, $108.1 million resulting from the maturity of investments held by the Company’s First Financial Bank, $37.6 million in proceeds from the sale of CheckFree shares due to the costless collars maturing and $13.6 million from the sale of other corporate investments. The source of cash for 2003 relates to the sale of various corporate investments. The source of cash for 2002 relates to sale of CheckFree shares and various corporate investments.

The Company received $25.5 million for their proportionate share of the NYCE dividend paid in 2004. The payment of the dividend had no impact from a consolidated perspective but does from a continuing operations perspective as the offset to this amount is included in the discontinued operations line of cash flows from investing activities.

The use of cash for other investing activities for 2004 relates to a $153.6 million change in regulatory, restricted and escrow cash balances noted above in the Cash and Cash Equivalents discussion, the purchase of $122.3 million of investments related to the Company’s First Financial Bank, the payment of $68.1 million of Concord related merger costs, and $19.8 million use related to other investing activity, partially offset by $130.0 million in proceeds from the sale of a merchant portfolio.

The use of cash for other investing activities in 2003 results from a $158.2 million increase in regulatory, restricted and escrow cash balances, $32.6 million of Concord merger expenses, and $6.7 million use related to other investing activity offset by $80.8 million in proceeds from the sale of merchant portfolios, and $10.3 million in proceeds from the sale of a portion of the Company’s interest in the Nihon joint venture.

The use of cash in 2002 from other investing activities includes an increase in regulatory/restricted cash balances of $45.0 million, $15.6 million related to other investing activities partially offset by $20.4 million of proceeds from the sale of a merchant portfolio.

Cash Flows from Financing Activities from Continuing Operations

	Year Ended December 31,
Source/(use) (in millions)	2004	2003	2002
Short-term borrowings, net	$664.8	$(349.8)	$76.6
Principal payments on long-term debt	(668.5)	(236.9)	(14.7)
Proceeds from issuance of long-term debt	995.5	992.6	—
Proceeds from issuance of common stock	491.0	197.4	206.4
Purchase of treasury shares	(4,559.0)	(1,825.0)	(849.1)
Cash dividends	(65.6)	(59.3)	(45.4)

Net cash used in financing activities from continuing operations	$(3,141.8)	$(1,281.0)	$(626.2)

The Company’s financing activities include net proceeds and cash outlays related to the issuance and paydown of commercial paper, as well as other long-term debt and capital leases. The commercial paper balance was $664.8 million as of December 31, 2004 compared to no outstanding balance as of December 31, 2003. Commercial paper was used to meet short-term liquidity needs.

FDC had remaining available short-term borrowing authorization of approximately $1.1 billion at December 31, 2004 under the Company’s credit facility backed $1.5 billion commercial paper program and $300 million extendable commercial note program.

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

As part of the Concord merger, the Company assumed the outstanding Federal Home Loan Bank (“FHLB”) loan payable balance of $131.6 million, which was paid in full in March 2004. As part of the acquisition of Cashcard in April 2004, the Company assumed $42.0 million of debt under a $122 million bank credit line, which was paid in full as of December 31, 2004. Additionally, the Company assumed capital lease obligations of $11.9 million.

The Company called the $542 million 2% Senior Convertible Contingent Debt Securities due 2008 (“CODES”) on March 3, 2004. Bondholders had the option of taking cash or common stock of which $358.3 million was redeemed at face value for cash and 4.5 million shares were issued. The Company paid down the $100 million floating rate note upon its maturity during the first quarter of 2004. Payments for capital leases were $29.9 million for the year ended December 31, 2004.

In April 2003, the Company’s $200 million 6.625% medium-term note reached maturity and the Company repaid the principal balance. The remaining principal payments relate to payments on capital leases and other notes payable.

On September 16, 2004, the Company issued $450 million of 3.90% senior notes due October 1, 2009 and $550 million of 4.85% senior notes due October 1, 2014. The Company received net proceeds of $447.8 million and $547.6 million, respectively, which were used to repay outstanding commercial paper and for general corporate purposes. In conjunction with the debt offering, the Company entered into two five-year and one 10-year interest rate swaps with notional amounts totaling $450 million and $550 million, respectively, to receive interest at the coupon rate of the debt and to pay interest at a variable rate equal to LIBOR plus 0.0875% and 0.2500%, respectively. The weighted-average interest rates on the five and 10-year notes on December 31, 2004 were 2.1% and 2.2%, respectively. This borrowing utilized the remaining shelf registrations.

On November 12, 2004 the Company filed a $2 billion shelf registration which were fully available at December 31, 2004.

On July 30, 2003, the Company issued $500 million of 3.375% senior notes due August 1, 2008 and $500 million of 4.7% senior notes due August 1, 2013. The $992.6 million of net proceeds from this offering were used to repay a portion of outstanding commercial paper, repurchase the Company’s common stock and for general corporate purposes. In conjunction with the debt offering, the Company entered into five and 10-year interest rate swaps with notional amounts of $250 million each to receive interest at the coupon rate of the debt and to pay interest at a variable rate equal to LIBOR plus 0.03% and 0.20% respectively. The weighted average interest rate on the five and 10-year notes on December 31, 2004 was 2.9% and 3.6%, respectively.

Proceeds from the issuance of common stock result from stock option exercises and purchases under the Company’s employee stock purchase plan.

The following table presents stock repurchase programs authorized by the Board of Directors from 2001 through 2004, disclosing total shares purchased under each program and the associated cost (in millions):

	Year Ended December 31,
	2004		2003		2002
	Treasury Shares	Cost	Treasury Shares	Cost	Treasury Shares (a)	Cost
Share repurchase programs:
$700 million, authorized September 2001	—	—	—	—	14.1	$512.8
$500 million, authorized May 2002	—	—	11.5	$461.9	1.1	38.3
$1.145 billion, authorized May 2003	3.4	$145.8	25.3	999.5	—	—
$1.0 billion, authorized February 2004	23.3	1,000.3	—	—	—	—
$2.0 billion, authorized May 2004	47.4	2,000.6	—	—	—	—
$1.5 billion, authorized October 2004	14.1	594.7	—	—	—	—

	88.2	$3,741.4	36.8	$1,461.4	15.2	$551.1
Treasury stock purchases related to employee benefit plans	18.0	776.3	9.7	363.6	7.7	298.0

Total stock repurchases	106.2	$4,517.7	46.5	$1,825.0	22.9	$849.1

(a)	Share amounts have been retroactively restated for all periods to reflect the impact of the June 2002 stock split.

At December 31, 2004, the Company had $905.5 million remaining under board authorized stock repurchase programs. In February 2005, the Company increased the share repurchase program by $2 billion. The difference between the cost of shares repurchased noted in the table above and the amount reflected in the Consolidated Statements of Cash Flows is due to timing of trade settlements.

The 2004 increase in dividends is due to an increase in the number of shares outstanding related to the Concord merger. The 2003 increase in dividend payments results from the stock split that occurred in June 2002. The Company maintained the same per share dividend amount after the split, which resulted in the doubling of the aggregate dividends paid.

The Company has $42.2 million in outstanding letters of credit at December 31, 2004, of which nearly all expire in 2005, with a one-year renewal option. The letters of credit are held in connection with certain business combinations, lease arrangements, bankcard association agreements and agent settlement agreements. The Company expects to renew the letters of credit prior to expiration.

Significant non-cash transactions during 2004 included the issuance of 169.8 million shares of FDC common stock to the Concord shareholders and the conversion of outstanding Concord options to options to purchase 20.5 million shares of FDC common stock as consideration in the merger. The Company also awarded 460,000 shares of restricted stock to officers during 2004. The Company called the $542 million CODES on March 3, 2004 and issued 4.5 million common shares to certain of the bondholders who elected shares versus a cash payment. In addition, the Company entered into $43.7 million in capital lease agreements to finance the purchase of equipment and software.

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

Off-Balance Sheet Arrangements

Other than facility and equipment leasing arrangements, the Company does not engage in off-balance sheet financing activities. During the second quarter of 2003, the Company restructured its synthetic operating lease arrangements (the “Restructured Leases”). The lessor in the Restructured Leases is an unaffiliated entity, which has as its sole member a publicly traded corporation. The Company does not believe the lessor is a variable interest entity, as defined in revised FASB Interpretation No. 46R “Consolidation of Variable Interest Entities” (“FIN 46R”). In addition, the Company has verified that even if the lessor was determined to be a variable interest entity, the Company would not have to consolidate the lessor nor the assets and liabilities associated with assets leased to the Company. This is because the Company’s assets do not exceed 50% of the total fair value of the lessor’s assets, excluding any assets that should be excluded from such calculation under FIN 46R, nor did the lessor finance 95% or more of the leased balance with non-recourse debt, target equity or similar funding. Rent expense related to the synthetic operating leases was $1.7 million, $2.0 million and $2.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.

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

The renewals, including economic terms of the leases during the renewal term, are subject to the consent of the lessor and lenders. In addition to the renewal option, the Company also has the option of purchasing the related property for the lease balance or remarketing the property for the lessor at the end of the initial and any renewal term. The Company has guaranteed the value realizable from the sale of the property at the end of the lease term. The Company is responsible for the difference between the assumed net sale proceeds for the Memphis facility and the total costs financed, which exceeds the guarantee value of approximately $50.5 million. At December 31, 2004, the Company had a $47.0 million liability assumed in the purchase business combination related to the excess of the total cost financed and other carrying costs over the assumed net sale proceeds.

Contractual Obligations

The Company’s contractual obligations as of December 31, 2004 are as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in millions)
Debt	$4,513.1	$864.7	$899.1	$1,049.1	$1,700.2
Capital lease obligations	90.3	38.6	48.6	3.1	—
Operating leases *	310.8	81.2	127.4	64.2	38.0
Purchase obligations (a):
Technology and telecommunications (b)	716.2	534.8	173.9	5.8	1.7
All other (c)	418.9	314.8	77.2	26.7	0.2
Other long-term liabilities	141.4	59.4	48.9	33.1	—

	$6,190.7	$1,893.5	$1,375.1	$1,182.0	$1,740.1

*	Does not include guaranteed residual value of $191.9 million associated with synthetic operating leases.
(a)	Many of the Company’s contracts contain clauses that allow the Company to terminate the contract with notice, and with or without a termination penalty. Termination penalties are generally an amount less than the original obligation. Certain contracts also have an automatic renewal clause if the Company does not provide written notification of its intent to terminate the contract. Obligations under certain contracts are usage-based and are, therefore, estimated in the above amounts. Historically, the Company has not had any significant defaults of its contractual obligations or incurred significant penalties for termination of its contractual obligations.
(b)	Technology and telecommunications includes obligations related to hardware purchases, software licenses, hardware and software maintenance and support, technical consulting services and telecommunications services.
(c)	Other includes obligations related to materials and data used in the Card Issuing Services segment, non-technical contract services, facility security and maintenance and marketing promotions.

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

The Company’s obligation to stand ready to perform is minimal. The Company requires cash deposits, guarantees, letters of credit or other types of collateral by certain merchants to minimize its obligation. Collateral held by the Company is classified within “settlement obligations” on the Company’s Consolidated Balance Sheets. The amounts of collateral held by the Company and its unconsolidated alliances are as follows:

Year Ended December 31,	2004	2003
	(in millions)
Cash collateral	$673.0	$503.7
Collateral in the form of letters of credit	157.3	193.8

Total collateral	$830.3	$697.5

The Company also utilizes a number of systems and procedures to manage merchant risk. Despite these efforts, the Company historically has experienced some level of losses due to merchant defaults.

The Company’s contingent obligation relates to imprecision in its estimates of required collateral. A provision for this obligation is recorded based primarily on historical experience of credit losses and other relevant factors such as economic downturns or increases in merchant fraud. Merchant credit losses are included in “cost of services” in the Company’s Consolidated Statements of Income. The following table presents the aggregate merchant credit losses incurred compared to total dollar volumes processed:

Year Ended December 31,	2004	2003	2002
FDC and unconsolidated alliances credit losses (in millions)	$52.1	$40.7	$39.8

FDC and consolidated alliances credit losses (in millions)	$40.0	$32.1	$28.1

Total dollar volume processed (in billions)	$1,020.6	$662.7	$544.6

The reserve recorded on the Company’s Consolidated Balance Sheets only relates to the business conducted by its consolidated subsidiaries. The reserve for unconsolidated alliances is recorded only in the alliances’ financial statements. The Company has not recorded any reserve for estimated losses in excess of reserves recorded by the unconsolidated alliances nor has the Company identified needs to do so. At December 31, 2004 and 2003, the Company and its consolidated and unconsolidated alliances had aggregate merchant credit loss reserves of $34.8 million and $27.3 million, respectively. The foregoing disclosure presents merchant credit loss reserves in the aggregate without regard to whether the reserves relate to merchant contracts held by entities consolidated by the Company or alliances accounted for under the equity method. The amount of reserves attributable to entities consolidated by the Company were $24.5 million and $19.4 million at December 31, 2004 and 2003, respectively. The Company believes the recorded reserve approximates the fair value of the contingent obligation.

The credit loss reserves, both for the unconsolidated alliances and the Company, are comprised of amounts for known losses and a provision for losses incurred but not reported (“IBNR”). These reserves are primarily determined by performing a historical analysis of chargeback loss experience. Other factors are considered that could affect that experience in the future. Such items include the general economy and economic challenges in a specific industry or those affecting certain types of clients. Once these factors are considered, the Company or the unconsolidated alliance establishes a rate (percentage) that is calculated by dividing the expected chargeback (credit) losses by dollar volume processed. This rate is then applied against the dollar volume processed each month and charged against earnings. The resulting reserve balance is then compared to requirements for known losses and estimates for IBNR items. Historically, this estimation process has proven to be materially accurate and the Company believes the recorded reserve approximates the fair value of the contingent obligation.

The majority of the TeleCheck business involves the guarantee of checks received by merchants. If the check is returned, TeleCheck is required to purchase the check from the merchant at its face value and pursue collection from the check writer. A provision for estimated check returns, net of anticipated recoveries, is recorded at the transaction inception based on recent history. At December 31, 2004 and 2003, the Company had accrued warranty balances of $19.5 million and $18.8 million, and accrued recovery balances of $50.4 million and $59.5 million, respectively. Accrued warranties are included in “accounts payable and other liabilities” and accrued recoveries are included in “accounts receivable” in the Consolidated Balance Sheets.

During 2003, the Company adopted FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). Under FIN 45, the Company established an incremental liability (and deferred revenue) for the fair value of the check guarantee. The liability is relieved and revenue is recognized when the check clears, is presented to TeleCheck, or the guarantee period expires. The majority of the guarantees are settled within 30 days. An incremental liability of $5.2 million was recorded during the first quarter of 2003 and its balance was approximately $4.7 million and $4.2 million at December 31, 2004 and 2003, respectively. The aggregate face value of all checks guaranteed during the years ended December 31, 2004, 2003 and 2002 was $24.0 billion, $24.5 billion and $23.7 billion, of which $323.0 million, $297.9 million and $287.7 million, respectively, were returned to merchants and presented to TeleCheck. The net impact on operating income from warranty losses, net of recoveries from check writers was $79.0 million, $74.3 million and $88.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. The maximum potential future payments under the guarantees was estimated by the Company to be approximately $1.3 billion at December 31, 2004.

Derivative Financial Instruments

The Company uses derivative instruments to hedge the risk associated with fluctuations in the short-term variable rate based commissions payable to official check agents primarily tied to the three month T-Bill, Federal Funds, three month and one month LIBOR rates. In 2004 the Company entered into swap agreements to hedge the changes in fair value associated with certain of its long-term investments. The Company also uses derivative instruments to hedge foreign exchange rate risk related to foreign currency denominated revenues and interest rate risk relating to certain fixed rate debt. As required, such instruments are reflected in the Company’s Consolidated Balance Sheets. These derivatives qualify for hedge accounting. The Company does not participate in speculative derivative trading. While the Company expects that its derivative instruments will continue to meet the conditions for hedge accounting, if hedges did not qualify as highly effective or if the Company did not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedging would be reflected in earnings. The Company does not believe it is exposed to more than a nominal amount of credit risk in its hedging activities, as the counter parties are established, well-capitalized financial institutions.

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

The Company had aggregate net book values for initial payments for contracts, conversion costs and software development of $312.7 million, $189.9 million and $171.4 million, respectively, at December 31, 2004 and $227.8 million, $181.6 million and $184.5 million, respectively, at December 31, 2003.

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

The Company had investments in equity securities classified as available-for-sale and carried at fair market value of $270.9 million and $119.1 million at December 31, 2004 and 2003, respectively. The Company also had investments in equity securities and other investments that were carried at cost of $49.5 million and $51.3 million at December 31, 2004 and 2003, respectively. These investments are reflected in “other assets” on the Consolidated Balance Sheets. Gain and losses are classified within the “investment gains and (losses)” caption in the Consolidated Statements of Income.

Transactions with Related Parties as defined by SFAS No. 57

A substantial portion of the Company’s business within the Merchant Services segment is conducted through merchant alliances. Certain merchant alliances, as it pertains to investments accounted for under the equity method, are joint ventures between the Company and financial institutions. No directors or officers of the Company have ownership interests in any of the alliances. The formation of each of these alliances generally involves the Company and the bank contributing contractual merchant relationships to the alliance and a cash payment from one owner to the other to achieve the desired ownership percentage for each. The Company and the bank contract a long-term processing service agreement as part of the negotiation process. This agreement governs the Company’s provision of transaction processing services to the alliance. Therefore, the Company has two income streams from these alliances: its share of the alliance’s net income (classified as “equity earnings in affiliates”) and the processing fees it charges to the alliance (classified as “transaction processing and service fees”). The processing fees are based on transaction volumes and unit pricing as contained in the processing services agreement negotiated with the alliance partner.

If the Company has majority ownership and management control over an alliance, then the alliance’s financial statements are consolidated with those of the Company and the related processing fees are treated as an intercompany transaction and eliminated upon consolidation. If the Company does not have a controlling ownership interest in an alliance, it uses the equity method of accounting to account for its investment in the alliance. As a result, the Company’s consolidated revenues include processing fees charged to alliances accounted for under the equity method.

The Company negotiated all agreements with the alliance banks. Therefore, all transactions between the Company and its alliances were conducted at arm’s length. However, SFAS No. 57, “Related Party Disclosures,”

defines a transaction between the Company and an entity for which investments are accounted for under the equity method by the Company as a related party transaction requiring separate disclosure in the financial statements provided by the Company. The revenue associated with these related party transactions are presented on the face of the Consolidated Statements of Income.

The Company and iFormation Group formed the eONE business in November 2000. iFormation Group is a partnership of The Boston Consulting Group, General Atlantic Partners, LLC and the Goldman Sachs Group. At the time eONE was formed, the Company contributed assets having a fair value of approximately $360 million, iFormation Group contributed $120 million in cash, and the Company and iFormation also committed approximately $100 million in cash, proportionate to their ownership levels, for future business development. This commitment expired on November 15, 2003. The Company owns the majority of the outstanding equity of eONE. Charles T. Fote, James D. Robinson III and Charles T. Russell, directors of the Company, are members of the Board of Directors of eONE. Garen K. Staglin, a director of the Company until his resignation on March 6, 2002, was also a director and Chief Executive Officer of eONE and the owner of 4,221,657 Class B Common Limited Partnership Interests in eONE until his separation from the Company on March 31, 2004. The Company and its subsidiaries are involved from time to time in transactions with eONE and its subsidiaries. The Oversight Committee of the Board of Directors has established policies and procedures for the review of these transactions. These policies and procedures are intended to ensure that the transactions are commercially reasonable and fair to the Company.

The Company has investments in investment funds managed by a member of the Board of Directors. The Company also pays an annual management fee to the fund. Such investment was made with the approval of the Board and is of such amount that is not considered material to the Company. The funds, managed by a member of the Board of Directors noted above, held a 22% ownership interest in a company that was acquired by FDC during 2001. The fund received the same per share rate as other nonaffiliated shareholders. Additionally, one of the investment funds and the Company both hold minority equity interests in e-Duction Inc. and Bitpass.

New Accounting Pronouncements

On December 16, 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” (“SFAS 123R”) which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Statement 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. SFAS 123R requires all share-based payments to employees to be recognized in the income statement based on their grant date fair values over the corresponding service period and also requires an estimation of forfeitures when calculating compensation expense. The Company must adopt SFAS 123R no later than July 1, 2005. SFAS 123R permits public companies to adopt its requirements using one of three methods: the “modified prospective” method, the “modified retrospective” method to January 1, 2005, or the “modified retrospective” method to all prior years for which SFAS 123 was effective. The Company has not yet determined which adoption method it will utilize. The Company has not yet decided whether it will adopt the provisions of this standard on July 1, 2005 as required, or earlier, as allowed.

As permitted by SFAS 123, the Company currently follows APB Opinion No. 25 which accounts for share-based payments to employees using the intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on its overall financial position. The exact impact of the adoption of SFAS 123R cannot be determined at this time because it will depend on levels of share-based payments granted in the future, the timing of adoption, the method of adoption and the valuation method. However, had the Company adopted SFAS 123, the impact on diluted EPS for 2004, 2003 and 2002 would have been $0.14, $0.15 and $0.15, respectively. Adopting SFAS 123R in 2005 is expected to have a similar impact on diluted EPS if the standard were adopted prospectively from or retroactively to January 1, 2005. If the standard is adopted prospectively from July 1, 2005, the expected impact on diluted EPS would be approximately half of the full year 2004 amount noted under SFAS 123.

During September 2004, the EITF issued EITF Issue No. 04-8 “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (“EITF 04-8”). The pronouncement pertains to all issued securities that have embedded market price contingent conversion features and therefore, applies to contingently convertible debt, contingently convertible preferred stock, and convertible bonds with issuer option to settle for cash upon conversion. EITF 04-8 addresses when the dilutive effect of these securities with a market price trigger should be included in diluted earnings per share. The pronouncement is effective for all periods ending after December 15, 2004 and must be applied by retroactively restating previously reported EPS. The Company has determined EITF 04-8 is applicable to the 2% Senior Convertible Contingent Debt Securities due 2008, which were called in the first quarter of 2004. Certain of the bondholders elected to receive 4.5 million shares, while the remainder received cash. The impact on the computation of EPS is less than $0.01 for the fiscal years ended December 31, 2004, 2003 and 2002. Due to the immaterial effect, the Company did not restate previously reported EPS.

In December 2004, the FASB issued FSP 109-2 “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). The American Jobs Creation Act of 2004 (“the Act”) provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated as defined in the Act. FASB Statement 109, “Accounting for Income Taxes” (“SFAS 109”) requires adjustments of deferred tax liabilities and assets for the effects of a change in tax laws or rates in the period that includes the enactment date. FSP 109-2 provides an exception to allow an enterprise time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of SFAS 109. The Company is evaluating the effects of the repatriation provision; however, the Company does not expect to complete the evaluation until later in 2005. If the Company takes full advantage of this provision, it could increase the Company’s 2005 effective tax rate from continuing operations by approximately 120 basis points. The Company will reflect the effects of the Act, if any, in 2005, as a part of the income tax expense in the period action is taken.

Forward-Looking Statements

The Company has a long-term objective to achieve growth of 14%-17% in earnings per share and double-digit growth in revenues. Acquisitions are an important part of the Company’s growth strategy and are included in the Company’s long-term objectives.

The Company expects to achieve earnings per share in the range of $2.23 to $2.32 in 2005, which includes an estimated $0.11 of integration expenses and an assumed effective tax rate of 27%. This range does not include any impact from expensing stock options as a result of the adoption of SFAS 123R. In connection with the Company’s earnings per share projection for 2005, management of the Company undertakes to update the projection at any time management has determined that the projection is materially inaccurate. The Company does not undertake to update, and does not intend to comment on, segment-level projections during the year.

All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties which could cause actual events or results to differ materially from those projected. Important factors upon which the Company’s forward-looking statements are premised include: (a) no unanticipated developments that delay or negatively impact the integration of Concord EFS, Inc. according to the Company’s integration plans, including its plans to integrate IT systems, eliminate duplicative overhead and costs, and retain customers and critical employees; (b) continued growth at rates approximating recent levels for card-based payment transactions, consumer money transfer transactions and other product markets; (c) successful conversions under service contracts with major clients; (d) renewal of material contracts in the Company’s business units consistent with past experience; (e) timely, successful and cost-effective implementation of processing systems to provide new products, improved functionality and increased efficiencies; (f) successful and timely integration of significant businesses and technologies acquired by the Company and realization of anticipated synergies; (g) continuing development and maintenance of appropriate business continuity plans for the Company’s processing systems based on the needs and risks relative to each such system; (h) absence of further consolidation among client financial institutions or other client groups which has a significant impact on FDC client relationships and no material loss of business from significant customers of the Company; (i) achieving planned revenue growth throughout the Company, including in the merchant alliance program which involves several joint ventures not under the sole control of the Company and each of which acts independently of the others, and successful management of pricing pressures through cost efficiencies and other cost management initiatives; (j) successfully managing the credit and fraud risks in the Company’s business units and the merchant alliances, particularly in the context of the developing e-commerce markets; (k) anticipation of and response to technological changes, particularly with respect to e-commerce; (l) attracting and retaining qualified key employees; (m) no unanticipated changes in laws, regulations, credit card association rules or other industry standards affecting the Company’s businesses which require significant product redevelopment efforts, reduce the market for or value of its products or render products obsolete; (n) continuation of the existing interest rate environment so as to avoid increases in agent fees related to Payment Services’ products and increases in interest on the Company’s borrowings; (o) absence of significant changes in foreign exchange spreads on retail money transfer transactions, particularly in high-volume corridors, without a corresponding increase in volume or consumer fees; (p) continued political stability in countries in which Western Union has material operations; (q) implementation of Western Union agent agreements with governmental entities according to schedule and no interruption of relations with countries in which Western Union has or is implementing material agent agreements; (r) no unanticipated developments relating to previously disclosed lawsuits, investigations or similar matters; (s) no catastrophic events that could impact the Company’s or its major customer’s operating facilities, communication systems and technology or that has a material negative impact on current economic conditions or levels of consumer spending; (t) no material breach of security of any of our systems; and (u) successfully managing the potential both for patent protection and patent liability in the context of rapidly developing legal framework for expansive software patent protection.

Variations from these assumptions or failure to achieve these objectives could cause actual results to differ from those projected in the forward-looking statements. Due to the uncertainties inherent in forward-looking statements, readers are urged not to place undue reliance on these statements. Except for the undertaking to update the 2005 earnings per share projection discussed above, FDC undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events, or changes to projections over time.

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

To the extent the Company does not pay commissions to its selling agents, or to the extent it invests the proceeds from the sale of payment instruments in floating rate investments, interest rate risk is nonexistent or minimal providing the investments are held to maturity. The unmatched position that is not hedged through interest rate swap derivatives, which is the amount of fixed income investments upon which the Company also pays the selling agent a commission based on short-term interest rates, is the amount that subjects the Company to interest rate risk arising from changes in short-term interest rates.

The Company’s objective in managing interest rate risk is to mitigate the risk that earnings and the market value of the investments could be adversely impacted by changes in interest rates. The Company has developed a risk management program to quantify this risk utilizing advanced portfolio modeling techniques. The Company has hedged a majority of this risk through the use of interest rate swap agreements, which converts the variable rate commission payments to a fixed rate and to a lesser extent the impact of market valuation of certain long-term investments.

The Company’s interest rate-sensitive liabilities are its debt instruments consisting of commercial paper, fixed rate medium-term notes and long-term debt securities.

A 10% proportionate increase in interest rates in 2005, as compared with the average level of interest rates in 2004, would result in a decrease to pretax income of approximately $7.9 million. Of this decrease, $2.6 million relates to expected investment positions, commissions paid to selling agents, growth in new business and the effects of swap agreements. The remaining $5.3 million decrease primarily relates to the Company’s expected balance of short-term variable rate commercial paper and variable interest rate debt. Conversely, a corresponding decrease in interest rates would result in a comparable improvement to pretax earnings. The 10% proportionate increase in interest rates discussed above is used to show the relative impact to a change in interest rates. Actual interest rates could change significantly more than 10%.

Foreign Currency Risk

The Company’s is exposed to changes in currency rates as a result of its investments in foreign operations and from revenues generated in currencies other than the U.S. dollar. A risk management program is in place to manage these risks, the majority of which is related to Western Union’s foreign currency denominated revenue.

Western Union provides money transfer services in more than 195 countries and territories. Foreign exchange risk is managed through the structure of the business and an active risk management process. Western Union settles with its agents in U.S. dollars or euros and in certain circumstances in the agents’ respective local currencies, and requires the agent to obtain settlement currency to provide to recipients. Thus, Western Union is generally not reliant on international currency markets to obtain and pay illiquid currencies. The foreign currency exposure that does exist is limited by the fact that the majority of transactions are paid shortly after they are initiated. In addition, in money transfer transactions involving different send and receive currencies, Western Union generates revenue by receiving a foreign currency spread based on the difference between buying currency at wholesale exchange rates and providing the currency to consumers at retail exchange rates. This spread provides some protection against currency fluctuations. Western Union’s policy is not to speculate in foreign currencies and it promptly buys and sells foreign currencies as necessary to cover its net payables and receivables, which are denominated in foreign currencies.

The Company utilizes foreign currency options, forward exchange contracts and currency swaps, which qualify as cash flow hedges to mitigate the cash flow or market value risks associated with foreign currency denominated transactions primarily due to the euro, Canadian dollar and Australian dollar. These are intended to offset the effect of exchange rate fluctuations on forecasted sales expected to occur over the next six years. Gains and losses on the derivatives are intended to offset losses and gains on the hedged transactions in an effort to reduce the earnings volatility resulting from fluctuating foreign currency exchange rates.

Since the critical terms of the options, forward and swap contracts, and the hedged transactions are the same, the hedges are highly effective. Changes in the fair value of the options and forward contracts designated as hedging instruments of the variability of cash flows associated with foreign currency risk are generally reported in the “other comprehensive income” component of stockholders’ equity. These amounts subsequently are reclassified into revenue or expense in the same period in which the foreign currency transactions occur. Changes in the fair value of forward contracts designated as fair value hedges are recorded in earnings as are changes in fair value of the hedged item. As of December 31, 2004, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with foreign currency risk is six years for revenues, although over 97% of the aggregate derivative notional amount expires within one year.

A hypothetical uniform 10% strengthening or weakening in the value of the U.S. dollar relative to all the currencies in which the Company’s revenues and profits are denominated would result in a decrease/increase to pretax income of approximately $20 million.

Regulatory

Western Union’s international agents have the responsibility to maintain all licenses necessary to provide money transfer services in their countries and to comply with all local rules, regulations and licensing requirements. The Company’s money transfer business is subject to some form of regulation in each of the 195 countries and territories in which such services are offered. In some countries, only fully licensed banks and the national post office are permitted to provide cross-border money transfer service to the general public.

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

In those few countries with significant foreign currency controls, Western Union offers “inbound only” service and does not accept funds in these countries for remittance abroad.

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

ITEM 8.    FINANCIAL STATEMENT AND SUPPLEMENTARY DATA.

FIRST DATA CORPORATION

INDEX TO FINANCIAL STATEMENTS

COVERED BY REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

(Item 14(a))

All other schedules for First Data Corporation and subsidiaries have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the respective financial statements or notes thereto.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of First Data Corporation

We have audited the accompanying consolidated balance sheets of First Data Corporation as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Data Corporation at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of First Data Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

February 23, 2005

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31,	2004	2003	2002
(in millions, except per share amounts)
Revenues:
Transaction and processing service fees:
Payment Services	$3,720.4	$3,212.9	$2,797.0
Merchant Services *	2,776.0	1,998.0	1,790.0
Check verification and guarantee services	405.4	389.2	375.6
Card Issuing Services	1,677.3	1,362.1	1,326.6
All Other	127.5	144.1	155.9
Investment income, net	91.2	143.8	97.3
Professional services	89.9	102.9	115.5
Software licensing and maintenance	63.4	53.4	62.9
Product sales and other	478.3	385.5	275.3
Reimbursable postage and other	583.8	608.3	506.5

	10,013.2	8,400.2	7,502.6

Expenses:
Cost of services	5,140.6	4,235.1	3,728.8
Cost of products sold	223.1	204.4	189.5
Selling, general and administrative	1,610.5	1,375.0	1,270.5
Reimbursable postage and other	583.8	608.3	506.5
Other operating expenses:
Restructuring, net	63.5	27.9	5.1
Impairments	0.5	6.2	27.8
Litigation and regulatory settlements	32.4	5.0	41.0
Other	25.0	—	—

	7,679.4	6,461.9	5,769.2

Operating profit	2,333.8	1,938.3	1,733.4

Other income (expense):
Interest income	25.1	7.5	5.0
Interest expense	(136.8)	(107.1)	(110.8)
Investment gains and (losses)	5.9	(6.7)	0.7
Divestitures, net	265.2	6.8	4.2

	159.4	(99.5)	(100.9)

Income before income taxes, minority interest, equity earnings in affiliates and discontinued operations	2,493.2	1,838.8	1,632.5

Income taxes	674.7	463.9	422.3
Minority interest	(114.6)	(119.6)	(96.6)
Equity earnings in affiliates	163.9	138.7	118.6

Income from continuing operations	1,867.8	1,394.0	1,232.2
Income from discontinued operations, net of taxes of $21.3, $17.6 and $9.9, respectively	7.4	14.7	5.7

Net income	$1,875.2	$1,408.7	$1,237.9

Earnings per share from continuing operations:
Basic	$2.26	$1.89	$1.63
Diluted	2.22	1.86	1.60
Earnings per share:
Basic	$2.27	$1.91	$1.63
Diluted	2.23	1.88	1.61
Weighted-average shares outstanding:
Basic	827.0	739.1	757.5
Diluted	840.2	749.2	771.8

*	Includes processing fees, administrative service fees and other fees charged to merchant alliances accounted for under the equity method of $203.8 million, $181.8 million and $199.6 million for the years ended December 31, 2004, 2003 and 2002, respectively.

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31,	2004	2003
(in millions)
ASSETS
Cash and cash equivalents	$895.4	$839.8
Settlement assets	15,697.3	15,119.3
Accounts receivable, net of allowance for doubtful accounts of $48.0 (2004) and $43.8 (2003)	1,804.4	1,524.9
Property and equipment, net of accumulated depreciation of $1,782.0 (2004) and $1,555.8 (2003)	854.8	692.3
Goodwill	8,470.1	3,731.0
Other intangibles, less accumulated amortization of $1,525.1 (2004) and $1,250.6 (2003)	2,897.4	1,394.0
Investment in affiliates	800.7	774.6
Other assets	1,298.7	1,006.4
Assets held for sale	—	503.3

Total Assets	$32,718.8	$25,585.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Settlement obligations	$15,590.9	$14,833.2
Accounts payable and other liabilities	3,635.5	2,993.6
Borrowings	4,606.3	3,575.0
Liabilities related to assets held for sale	—	136.5

Total Liabilities	23,832.7	21,538.3

Commitments and contingencies (See Note 12)
Stockholders’ Equity:
Common stock, $0.01 par value; authorized 2,000.0 shares, issued 1,067.7 (2004) and 897.9 shares (2003)	10.7	9.0
Additional paid-in capital	9,506.1	2,576.9

Paid-in capital	9,516.8	2,585.9
Retained earnings	8,136.1	6,589.3
Accumulated other comprehensive loss	(176.8)	(100.2)
Less treasury stock at cost, 263.7 shares (2004) and 181.4 shares (2003)	(8,590.0)	(5,027.7)

Total Stockholders’ Equity	8,886.1	4,047.3

Total Liabilities and Stockholders’ Equity	$32,718.8	$25,585.6

See Notes to Consolidated Financial Statements.

FIRST DATE CORPORATION

CONSOLIDATED STA TEMENTS OF CASH FLOWS

Year Ended December 31,	2004	2003	2002
(in millions)
Cash and cash equivalents at January 1, attributable to continuing operations	$839.8	$790.4	$679.6
Cash and cash equivalents at January 1, attributable to discontinued operations	67.8	29.0	24.8

CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations	1,867.8	1,394.0	1,232.2
Net income from discontinued operations	7.4	14.7	5.7
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	738.2	569.3	523.2
Non-cash portion of charges (gains) related to restructuring, impairments, litigation and regulatory settlements, other, investment (gains) and losses and divestitures, net	(149.8)	39.0	61.0
Other non-cash items, net	(97.5)	(71.2)	(54.7)
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable	(119.8)	(70.5)	(146.3)
Other assets	49.1	7.9	54.4
Accounts payable and other liabilities	(3.4)	52.1	(99.4)
Income tax accounts	42.4	37.0	318.3

Net cash provided by operating activities from continuing operations	2,327.0	1,957.6	1,888.7
Net cash provided by operating activities from discontinued operations	10.9	38.4	24.1

Net cash provided by operating activities	2,337.9	1,996.0	1,912.8
CASH FLOWS FROM INVESTING ACTIVITIES
Current year acquisitions, net of cash acquired	(62.4)	(130.9)	(624.9)
Payments related to other businesses previously acquired	(68.9)	(44.6)	(208.1)
Proceeds from dispositions, net of expenses paid	826.1	—	—
Additions to property and equipment, net	(177.4)	(161.6)	(206.5)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(254.4)	(228.6)	(193.7)
Proceeds from the sale of marketable securities	815.7	44.9	121.7
Dividend received from discontinued operations	25.5	—	—
Other investing activities	(233.8)	(106.4)	(40.2)

Net cash provided by (used in) investing activities from continuing operations	870.4	(627.2)	(1,151.7)
Net cash (used in) investing activities from discontinued operations	(78.5)	(0.6)	(14.8)

Net cash provided by (used in) investing activities	791.9	(627.8)	(1,166.5)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	664.8	(349.8)	76.6
Principal payments on long-term debt	(668.5)	(236.9)	(14.7)
Proceeds from issuance of long-term debt	995.5	992.6	—
Proceeds from issuance of common stock	491.0	197.4	206.4
Purchase of treasury shares	(4,559.0)	(1,825.0)	(849.1)
Cash dividends	(65.6)	(59.3)	(45.4)

Net cash (used in) financing activities from continuing operations	(3,141.8)	(1,281.0)	(626.2)
Net cash provided by (used in) financing activities from discontinued operations	(0.2)	1.0	(5.1)

Net cash (used in) financing activities	(3,142.0)	(1,280.0)	(631.3)
Change in cash and cash equivalents—continuing operations	55.6	49.4	110.8
Change in cash and cash equivalents—discontinued operations	(67.8)	38.8	4.2

Cash and cash equivalents at December 31, attributable to continuing operations	$895.4	$839.8	$790.4

Cash and cash equivalents at December 31, attributable to discontinued operations	$—	$67.8	$29.0

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Total	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Common Shares	Paid-In Capital	Treasury Stock
							Shares	Cost
(in millions)
Balance, December 31, 2001	$3,519.9		$4,365.2	$(143.3)	897.9	$2,420.1	(136.8)	$(3,122.1)
Comprehensive income
Net income	1,237.9	$1,237.9	1,237.9
Other comprehensive income:
Unrealized gains on securities	196.1	196.1
Unrealized losses on hedging activities	(212.5)	(212.5)
Foreign currency translation adjustment	34.0	34.0
Minimum pension liability adjustment	(71.9)	(71.9)

Other comprehensive loss		(54.3)		(54.3)

Comprehensive income		$1,183.6

Purchase of treasury shares	(849.1)						(22.9)	(849.1)
Stock issued for compensation and benefit plans	321.5		(195.5)			114.3	12.8	402.7
Stock issued for conversion of debt	33.3		7.9				1.8	25.4
Cash dividends declared ($0.07 per share)	(52.9)		(52.9)

Balance, December 31, 2002	4,156.3		5,362.6	(197.6)	897.9	2,534.4	(145.1)	(3,543.1)
Comprehensive income
Net income	1,408.7	$1,408.7	1,408.7
Other comprehensive income:
Unrealized losses on securities	(36.1)	(36.1)
Unrealized gains on hedging activities	72.3	72.3
Foreign currency translation adjustment	87.9	87.9
Minimum pension liability adjustment	(26.7)	(26.7)

Other comprehensive income		97.4		97.4

Comprehensive income		$1,506.1

Purchase of treasury shares	(1,825.0)						(46.5)	(1,825.0)
Stock issued for compensation and benefit plans	249.3		(121.4)			51.7	8.7	319.0
Stock issued for conversion of debt	16.7		4.0				0.9	12.7
Stock issued for conversion of warrants	2.6		(5.9)			(0.2)	0.6	8.7
Cash dividends declared ($0.08 per share)	(58.7)		(58.7)

Balance, December 31, 2003	4,047.3		6,589.3	(100.2)	897.9	2,585.9	(181.4)	(5,027.7)

Comprehensive income
Net income	1,875.2	$1,875.2	1,875.2
Other comprehensive income:
Unrealized losses on securities	(107.9)	(107.9)
Unrealized gains on hedging activities	16.0	16.0
Foreign currency translation adjustment	47.3	47.3
Minimum pension liability adjustment	(32.0)	(32.0)

Other comprehensive income		(76.6)		(76.6)

Comprehensive income		$1,798.6

Stock issued related to merger	6,858.5				169.8	6,858.5
Purchase of treasury shares	(4,517.7)						(106.2)	(4,517.7)
Stock issued for compensation and benefit plans	574.0		(314.9)			63.3	19.4	825.6
Stock issued for conversion of debt	182.1		53.9			(1.6)	4.5	129.8
Other	10.7					10.7
Cash dividends declared ($0.08 per share)	(67.4)		(67.4)

Balance, December 31, 2004	$8,886.1		$8,136.1	$(176.8)	1,067.7	$9,516.8	(263.7)	$(8,590.0)

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

The Company consolidates an entity’s financial statements when the Company either will absorb a majority of the entity’s expected losses or residual returns, in the case of a variable interest entity (“VIE”), or has the ability to exert control over a subsidiary. Control is normally established when ownership interests exceed 50% in an entity. However, when the Company does not exercise control over a majority-owned entity as a result of other investors having rights over the management and operations of the entity, the Company accounts for the entity under the equity method. As of December 31, 2004 and 2003, there were no greater-than-50%-owned affiliates whose financial statements were not consolidated.

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

On February 26, 2004, FDC completed the Concord EFS, Inc. (“Concord”) merger. The Company agreed with the U.S. Department of Justice (“DOJ”) to divest its 64% ownership of NYCE Corporation (“NYCE”), an electronic funds transfer network, so that the Company could complete its merger with Concord. The Company completed the sale of NYCE on July 30, 2004. The Company’s financial statements reflect NYCE as a discontinued operation with the assets and liabilities of NYCE classified under the captions “Assets held for sale” and “Liabilities related to assets held for sale” on the Consolidated Balance Sheets. The results of operations are treated as income from discontinued operations, net of tax, and separately stated on the Consolidated Statements of Income, below income from continuing operations.

Business Description

FDC provides a variety of transaction processing services and money transfer and payment services to financial institutions, commercial establishments and consumers. The Company classifies its operations into three reportable segments: Payment Services, Merchant Services and Card Issuing Services (see Note 16).

FDC’s facilities in the United States provide the data center infrastructure that processes the majority of the Company’s transactions. FDC’s operations in the United Kingdom, Germany, Greece and Australia represent the

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s most significant foreign transaction processing locations. The United Kingdom, Greece and Australia operations process transactions for Card Issuing Services clients located outside of North America. In the Merchant Services segment the Germany operations sell and service POS devices throughout Europe and the Australia operations process transactions outside the United States. Payment Services domestic and international transactions are processed through the data centers located in the United States. Other than the electronic routing of transactions through these data centers, the Payment Services international operations are managed and operate outside the United States. Each of the Company’s three business segments has an international presence through various regional or country offices where sales, customer service and/or administrative personnel are based. These international operations generate revenues from customers and consumers located and operating outside of the United States. The following table presents revenues generated from processing transactions at locations within the United States (domestic) and outside of the United States (international) as percentages of FDC’s consolidated revenues for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Domestic	93%	94%	97%
International	7%	6%	3%

The following table presents long-lived assets attributable to operations with processing locations based within the United States (domestic) and outside of the United States (international) as percentages of FDC’s total long-lived assets as of December 31, 2004, 2003 and 2002:

	2004	2003	2002
Domestic	90%	91%	95%
International	10%	9%	5%

No individual foreign country is material to the Company’s total revenues or long-lived assets.

Cash and Cash Equivalents

Highly liquid investments (other than those included in settlement assets) with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates market value. At December 31, 2004 and 2003, the Company held $895.4 million and $839.8 million in cash and cash equivalents, respectively.

Excluded from cash and cash equivalents at December 31, 2004 and 2003 was $598.4 million and $422.4 million, respectively. Such excluded amounts at December 31, 2004 and 2003 consist of $455.3 million and $283.0 million, respectively, of regulatory required investments in connection with the money transfer operations and client covenants associated with the official check business; $100.0 million of required investments in connection with the Company’s First Financial Bank for both periods; as well as $43.1 million and $39.4 million, respectively, of escrowed funds and other. The escrowed funds relate primarily to installment payments on acquisitions. Amounts excluded from cash and cash equivalents are included in “other assets” in the Consolidated Balance Sheets.

Investment Securities

A majority of the Company’s settlement assets represent investments, which are primarily comprised of state and municipal government obligations. Additionally, the Company has investments in publicly-traded corporate equity securities, which are primarily held in the Company’s name and in the custody of a major

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

financial institution. The Company also has investments in investment partnerships, for which the equity method of accounting is utilized. The specific identification method is used to determine the cost basis of securities sold. At December 31, 2004 and 2003, all of the Company’s investments were classified as available-for-sale. Unrealized gains and losses on these investments are included as a separate component of “accumulated other comprehensive income” (“OCI”), net of any related tax effect. The Company also has equity securities of private companies for strategic purposes, which are included in “other assets” in the Company’s Consolidated Balance Sheets and are carried at cost.

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

Realized gains and losses and losses resulting from other than temporary declines in value relating to investments held in the Company’s Payment Services investment portfolio are included in the “investment income, net” component of revenues in the Consolidated Statements of Income. These gains and losses are classified as such because they are recurring in nature as they are part of the Company’s investment portfolio management process and the management of this portfolio is a core component of the Payment Services business. Realized gains and losses resulting from other than temporary declines in value relating to the Company’s other investments are classified within the “investment gains and (losses)” caption on the Consolidated Statements of Income.

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

The Company’s obligation to stand ready to perform is minimal. The Company requires cash deposits, guarantees, letters of credit or other types of collateral by certain merchants to minimize its obligation. Collateral held by the Company is classified within “settlement obligations” on the Company’s Consolidated Balance Sheets. The amounts of collateral held by the Company and its unconsolidated alliances are as follows:

Year Ended December 31,	2004	2003
	(in millions)
Cash collateral	$673.0	$503.7
Collateral in the form of letters of credit	157.3	193.8

Total Collateral	$830.3	$697.5

The Company also utilizes a number of systems and procedures to manage merchant risk. Despite these efforts, the Company historically has experienced some level of losses due to merchant defaults.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s contingent obligation relates to the imprecision in its estimates of required collateral. A provision for this obligation is recorded based primarily on historical experience and other relevant factors such as economic downturns or increases in merchant fraud. Merchant credit losses are included in “cost of services” in the Company’s Consolidated Statements of Income. The following table presents the aggregate merchant credit losses incurred compared to total dollar volumes processed:

Year Ended December 31,	2004	2003	2002
FDC and unconsolidated alliances credit losses (in millions)	$52.1	$40.7	$39.8

FDC and consolidated alliances credit losses (in millions)	$40.0	$32.1	$28.1

Total dollar volume processed (in billions)	$1,020.6	$662.7	$544.6

The reserve recorded on the Company’s Consolidated Balance Sheets only relates to the business conducted by its consolidated subsidiaries. The reserve for unconsolidated alliances is recorded only in the alliances’ financial statements. The Company has not recorded any reserve for estimated losses in excess of reserves recorded by the unconsolidated alliances nor has the Company identified needs to do so. At December 31, 2004 and 2003, the Company and its consolidated and unconsolidated alliances had aggregate merchant credit loss reserves of $34.8 million and $27.3 million, respectively. The foregoing disclosure presents merchant credit loss reserves in the aggregate without regard to whether the reserves relate to merchant contracts held by entities consolidated by the Company or alliances accounted for under the equity method. The amount of the reserves attributable to entities consolidated by the Company were $24.5 million and $19.4 million at December 31, 2004 and 2003, respectively. The Company believes the recorded reserve approximates the fair value of the contingent obligation.

The credit loss reserves, both for the unconsolidated alliances and the Company, are comprised of amounts for known losses and a provision for losses incurred but not reported (“IBNR”). These reserves are primarily determined by performing a historical analysis of chargeback loss experience. Other factors are considered that could affect that experience in the future. Such items include the general economy and economic challenges in a specific industry or those affecting certain types of clients. Once these factors are considered, the Company or the unconsolidated alliance establishes a rate (percentage) that is calculated by dividing the expected chargeback (credit) losses by dollar volume processed. This rate is then applied against the dollar volume processed each month and charged against earnings. The resulting reserve balance is then compared to requirements for known losses and estimates for IBNR items. Historically, this estimation process has proven to be materially accurate and the Company believes the recorded reserve approximates the fair value of the contingent obligation.

The majority of the TeleCheck Services, Inc. (“TeleCheck”) business involves the guarantee of checks received by merchants. If the check is returned, TeleCheck is required to purchase the check from the merchant at its face value and pursue collection from the check writer. A provision for estimated check returns, net of anticipated recoveries, is recorded at the transaction inception based on recent history. At December 31, 2004 and 2003, the Company had accrued warranty balances of $19.5 million and $18.8 million, and accrued recovery balances of $50.4 million and $59.5 million, respectively. Accrued warranties are included in “accounts payable and other liabilities” and accrued recoveries are included in “accounts receivable” in the Consolidated Balance Sheets.

During 2003, the Company adopted FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). Under FIN 45, the Company established an incremental liability (and deferred revenue) for the fair value of the check guarantee. The liability is relieved and revenue is recognized when the check clears, is presented to TeleCheck, or the guarantee period expires. The majority of the guarantees are settled within 30 days. An incremental

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liability of $5.2 million was recorded during the first quarter of 2003 and its balance was approximately $4.7 million and $4.2 million at December 31, 2004 and 2003 respectively. The aggregate face value of all checks guaranteed during the years ended December 31, 2004, 2003 and 2002 was $24.0 billion, $24.5 billion and $23.7 billion, of which $323.0 million, $297.9 million and $287.7 million, respectively, were returned to merchants and presented to TeleCheck. The net impact on operating income from warranty losses, net of recoveries from check writers was $79.0 million, $74.3 million and $88.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. The maximum potential future payments under the guarantees was estimated by the Company to be approximately $1.3 billion at December 31, 2004.

Derivative Financial Instruments

The Company utilizes derivative instruments primarily to mitigate interest rate risk. In 2004 the Company entered into swap agreements to hedge the changes in fair value associated with certain of its long-term investments. To a lesser extent, derivative instruments are utilized to mitigate market and foreign currency risk. The Company recognizes all derivative financial instruments in the Consolidated Balance Sheets as assets or liabilities at fair value. Such amounts are recorded in either the “other assets” or “accounts payable and other liabilities” captions in the Consolidated Balance Sheets. Generally, changes in fair value are recognized immediately in earnings, unless the derivative qualifies as a hedge of future cash flows. For derivatives that qualify as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in stockholders’ equity as a component of “OCI” and then recognized in earnings in the period or periods the hedged item affects earnings.

Accounts Receivable

Accounts receivable balances are stated net of allowance for doubtful accounts. Historically, the Company has not encountered significant write-offs. The Company records allowances for doubtful accounts when it is probable that the accounts receivable balance will not be collected.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation, which is computed using the straight-line method over the lesser of the estimated useful life of the related assets (generally three to 10 years for equipment, furniture and leasehold improvements, and 30 years for buildings) or the lease term. Maintenance and repairs which do not extend the useful life of the respective assets are charged to expense as incurred. Amounts charged to expense for the depreciation and amortization of property and equipment, including equipment under capital lease, were $246.4 million in 2004, $214.0 million in 2003 and $202.1 million in 2002.

Goodwill and Other Intangibles

Goodwill represents the excess of purchase price over tangible and other intangible assets acquired less liabilities assumed arising from business combinations. The Company’s annual goodwill impairment test did not identify any impairments in 2004, 2003 or 2002.

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

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In addition to capitalized contract and software development costs, other intangibles include copyrights, patents, acquired software, trademarks and noncompete agreements acquired in business combinations. Other intangibles are amortized on a straight–line basis over the length of the contract or benefit period, which generally ranges from three to 25 years. Other intangible amortization expense totaled $491.8 million, $355.3 million and $321.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.

The following table provides the components of other intangibles:

Year Ended December 31,	Weighted- Average Amortization Period	2004 Cost	2004 Net of Accumulated Amortization	2003 Cost	2003 Net of Accumulated Amortization
	(in years)
	(in millions)
Acquired contracts	12.0	$2,284.9	$1,727.9	$883.0	$492.9
Conversion costs	9.0	399.7	189.9	377.0	181.6
Contract costs	7.0	487.4	312.7	414.0	227.8
Developed software	5.0	408.2	171.4	389.2	184.5
Purchased or acquired software	4.0	425.8	196.4	286.9	120.2
Other	19.0	416.5	299.1	294.5	187.0

Total other intangibles	10.0	$4,422.5	$2,897.4	$2,644.6	$1,394.0

The estimated future aggregate amortization expense for existing other intangibles as of December 31, 2004 is $508.8 million in 2005, $448.0 million in 2006, $383.3 million in 2007, $269.5 million in 2008 and $236.5 million in 2009.

Certain long-lived assets are reviewed for impairment on an annual basis or whenever events indicate that their carrying amount may not be recoverable. In such reviews, estimated undiscounted future cash flows associated with these assets or operations are compared with their carrying value to determine if a write-down to fair value (normally measured by the expected present value technique) is required.

Inventory

Inventories are stated at lower of cost or market and consist primarily of POS terminals, forms and blank financial paper. The cost of inventory is determined using average cost for POS terminals and blank financial paper, and first-in first-out (“FIFO”) for forms.

Minority Interest

Minority interest in earnings of consolidated subsidiaries represent the minority shareholders’ share of the equity and after-tax net income or loss of consolidated subsidiaries. Minority interest is presented pretax in the

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Revenue Recognition

The majority of the Company’s revenues are comprised of transaction-based fees, which typically constitute a percentage of dollar volume processed, per transaction processed, accounts on file or some combination thereof. “Product sales and other” in the Consolidated Statements of Income includes sales of the Company’s products (which are generally ancillary to service revenues and primarily relate to POS devices in the Merchant Services segment), gains considered part of normal operations and other items that generally recur but that fluctuate as to amount and timing. Revenue is allocated to the separate units of accounting in a multiple element transaction based on relative fair values, provided each element has stand alone value to the customer, the fair value of any undelivered items can be readily determined, and delivery of any undelivered items is probable and substantially within the Company’s control. A description of the major components of revenue, by business segment, is as follows:

Payment Services—Revenue is primarily derived from three sources; transaction fees charged to money transfer consumers, income earned on the investment of funds received from the sale of payment instruments (primarily official checks and money orders), and to a lesser extent, in certain money transfer transactions involving different send and receive currencies, Western Union generates revenue by acquiring currency at wholesale exchange rates and providing the currency to consumers at retail exchange rates.

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

The Company offers several bill payment services, including payments from consumers to utility companies, collection agencies, finance companies, mortgage lenders, and other billers; facilitating e-commerce bill payments through multiple sources; and facilitating mortgage payments from a customer’s account directly to their mortgage lender. Revenues on these services are primarily derived from transaction fees.

The Company also earns transaction revenues in connection with its prepaid stored-value card programs (i.e. gift cards) with brick and mortar, Internet and international applications for national, regional and local retailers. The full-service stored-value/gift card program offers transaction processing services, card acquisition and customer service for over 200 national brands.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s money order and official check services generate revenue primarily through the Company’s ability to invest funds pending settlement. The Company invests a majority of these funds in high quality investments issued by municipalities to minimize its exposure to credit risks. In a money order transaction, a consumer purchases a money order from an agent. The agent selling the money order generally remits the funds collected from the consumer to the Company within a matter of days of the transaction date. An agent generally does not receive a commission on the sale of a money order, but is compensated by charging a fee to the consumer. In an official check transaction, a consumer will procure an official check from one of the Company’s agents, typically a financial institution. The official check agent is generally required to remit the funds collected from the consumer to the Company the following day. The Company pays its official check agents commissions based on short-term variable rates and the balance of outstanding official checks (the “commissionable balance”). The Company nets the commissions paid to official check agents against the revenue it earns from its investments.

Merchant Services—In the case of merchant contracts that the Company owns and manages, revenue is primarily comprised of fees charged to the merchant, net of interchange and assessments charged by the credit card associations, and is recognized at the time of sale. The Company has no control over interchange fees and assessments charged by credit card associations and believes its presentation of revenue, net of these fees and assessments, more accurately depicts the revenue earned by the Company. The fees charged to the merchant are a percentage of the credit card and signature based debit card transaction’s dollar value, a fixed amount or a combination of the two. Personal identification number based debit (“PIN-debit”) network fees are recognized in “transaction and processing service fee” revenues and “cost of services” in the Consolidated Statements of Income, as the fees are generally invoiced by the networks and paid directly by the Company, versus credit card associations interchange fees and assessments, which are settled on a net basis. STAR network access fees charged to merchants are charged on a per transactions basis as part of an acquiring activity.

Interchange fees and assessments charged by credit card associations to the Company’s consolidated subsidiaries and network fees related to PIN-debit transactions charged by debit networks are as follows (in millions).

Year Ended December 31,	2004	2003	2002
Interchange fees and assessments	$4,960.9	$3,682.7	$3,217.7
Debit network fees	515.4	163.4	74.7

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

Card Issuing Services—Revenue is primarily comprised of fees based on cardholder accounts on file, both active and inactive, and to a lesser extent, transaction volumes processed including STAR’s network operations responsible for providing issuer-related services. Reimbursements received for “out-of-pocket” expenses such as telecommunication and postage are also recognized as revenue. Revenue is recognized at the time an account on file amount is earned or at the time a transaction is processed. “Professional services” revenues in the

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated Statements of Income are comprised of custom programming services and are recorded as work is performed.

Licensing revenue for the Company’s VisionPLUS software is not recognized until each of the following four criteria are met: evidence of an agreement exists, delivery and acceptance has occurred or services have been rendered, the selling price is fixed or determinable, and collection of the selling price is reasonably assured.

All Other & Corporate—Revenue is primarily comprised of fees based on transactions processed, professional services provided and software licensing and maintenance contracts. Transaction based fees are recognized at the time the transactions are processed. Professional service revenues are recognized as the work is performed on the proportional performance method. Software revenues are recognized in accordance with the requirements as outlined above.

Earnings Per Common Share

Earnings per common share amounts are computed by dividing net income by weighted-average common stock and common stock equivalent shares (when dilutive) outstanding during the period. Amounts utilized in earnings per share computations are as follows:

Year Ended December 31,	2004	2003	2002
	(in millions)
Weighted-average shares outstanding:
Basic weighted-average shares	827.0	739.1	757.5
Common stock equivalents	13.2	9.6	11.4
Convertible debentures	—	0.5	2.9

	840.2	749.2	771.8

Earnings add back related to convertible debentures	$—	$0.2	$1.7

Diluted earnings per common share are calculated using weighted-average shares outstanding, adjusted for the dilutive effect of shares issuable upon the assumed conversion of the Company’s convertible debt and common stock equivalents, which consist of outstanding stock options and warrants. The after-tax interest expense and issue cost amortization on convertible debt is added back to net income when the related common stock equivalents are included in computing diluted earnings per common share. The “if converted” method is utilized in calculating diluted earnings per common share only when conversion is not conditional upon the occurrence of certain events. The convertible debt that was outstanding and convertible in previous periods was converted in the second quarter 2003. The “if converted” method was not utilized for the Company’s 2% Senior Convertible Contingent Debt Securities due 2008 (“CODES”), as conversion into 13.2 million shares was conditional upon certain events that had not yet occurred.

During September 2004, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 04-8 “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (“EITF 04-8”). The pronouncement pertains to all issued securities that have embedded market price contingent conversion features and therefore, applies to contingently convertible debt, contingently convertible preferred stock, and convertible bonds with issuer option to settle for cash upon conversion. The EITF 04-8 addresses when the dilutive effect of these securities with a market price trigger should be included in diluted earnings per share (“EPS”). The pronouncement is effective for all periods ending after December 15, 2004 and must be applied by retroactively restating previously reported EPS. The Company has determined that EITF 04-8 is applicable to the CODES, which were called in the first quarter 2004. Certain of the bondholders elected to receive 4.5 million shares,

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

while the remainder received cash. The impact on the computation of EPS is less than $0.01 for the fiscal years ended December 31, 2004, 2003 and 2002. Due to the immaterial effect, the Company did not restate previously reported EPS.

The diluted earnings per share calculation excludes stock options, warrants and convertible debt that are convertible into 4.9 million common shares, 31.1 million common shares and 34.5 million common shares for the years ended December 31, 2004, 2003 and 2002, respectively. The exclusion occurs because the exercise price of these instruments was greater than the average market price of the Company’s common stock and their inclusion would have been anti-dilutive or conversion is conditional upon the occurrence of certain events.

Diluted earnings per share from discontinued operations for the three years ended December 31, 2004, 2003 and 2002 was $0.01, $0.02 and $0.01, respectively.

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

Foreign Currency Translation

The U.S. dollar is the functional currency for most of the Company’s businesses. Significant operations with a local currency as its functional currency include operations in the United Kingdom, Australia, Germany and Greece. Foreign currency denominated assets and liabilities for these units and other less significant operations are translated into U.S. dollars based on exchange rates prevailing at the end of the period, and revenues and expenses are translated at average exchange rates during the period. The effects of foreign exchange gains and losses arising from the translation of assets and liabilities of those entities where the functional currency is not the U.S. dollar are included as a component of OCI.

Losses attributable to foreign currency hedging included in “transaction and processing service fees” in the Consolidated Statements of Income amounted to $23.2 million, $30.7 million and $20.1 million for the years ended December 31, 2004, 2003 and 2002, respectively. Other foreign currency transaction gains and losses were immaterial for each of the periods since the Company settles most of its foreign currency denominated transactions daily.

Stock Based Compensation

On December 16, 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” (“SFAS 123R”) which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Statement 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. SFAS 123R requires all share-based payments to employees to be recognized in the income statement based on their grant date fair values over the corresponding service period and also requires an estimation of forfeitures when calculating compensation expense. The Company must adopt SFAS 123R no later than July 1, 2005. SFAS 123R permits public companies to adopt its requirements using one of three methods: the “modified prospective” method, the “modified retrospective” method to January 1, 2005, or the “modified retrospective” method to all prior years for which SFAS 123 was effective. The Company has not yet determined which adoption method it will utilize. The Company has not yet decided whether it will adopt the provisions of this standard on July 1, 2005 as required, or earlier, as allowed.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As permitted by SFAS 123, the Company currently follows APB Opinion No. 25 which accounts for share-based payments to employees using the intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on its overall financial position. The exact impact of the adoption of SFAS 123R cannot be determined at this time because it will depend on levels of share-based payments granted in the future, the timing of adoption, the method of adoption and the valuation method. However, had the Company adopted SFAS 123, the impact on diluted EPS for 2004, 2003 and 2002 would have been $0.14, $0.15 and $0.15, respectively. Adopting SFAS 123R in 2005 is expected to have a similar impact on diluted EPS if the standard were adopted prospectively from or retroactively to January 1, 2005. If the standard is adopted prospectively from July 1, 2005 the expected impact on diluted EPS would be approximately half of the full year 2004 amount noted under SFAS 123.

The Company’s pro forma information, amortizing the fair value of the options over their vesting period and including the stock purchase plan rights, is as follows:

	2004	2003	2002
	(in millions, except per share amounts)
Reported net income	$1,875.2	$1,408.7	$1,237.9
Restricted stock expense included in reported net income, net of related tax	2.0	—	—
SFAS 123 expense, net of tax	(118.2)	(114.0)	(109.5)

Pro forma net income	$1,759.0	$1,294.7	$1,128.4

Reported earnings per share—basic	$2.27	$1.91	$1.63
Reported earnings per share—diluted	2.23	1.88	1.61
Pro forma earnings per share—basic	$2.13	$1.75	$1.49
Pro forma earnings per share—diluted	2.09	1.73	1.46

Advertising Costs

Advertising costs, included in “selling, general and administrative” expenses in the Consolidated Statements of Income, are expensed as incurred or at the first time the advertising takes place. Advertising expense for 2004, 2003 and 2002 was $249.3 million, $205.2 million and $199.8 million, respectively.

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

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Cash Flow Information

Supplemental cash flow information for the years ended December 31, 2004, 2003 and 2002 are summarized as follows:

Year Ended December 31,	2004	2003	2002
	(in millions)
Income taxes paid	$601.0	$416.0	$98.0
Interest paid	129.0	104.5	119.0

Significant non-cash transactions during 2004 include the issuance of 169.8 million shares of FDC common stock to the Concord stockholders and the conversion of outstanding Concord options to options to purchase 20.5 million shares of FDC common stock as consideration in the merger. In addition, the Company entered into $43.7 million in capital lease agreements to finance the purchase of equipment and software.

The Company also awarded 460,000 shares of restricted stock to officers during 2004.

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

Note 2:    Restructuring, Impairments, Litigation and Regulatory Settlements, Other, Investment Gains and Losses and Divestitures

The Company recorded restructuring charges, impairment charges, litigation and regulatory settlements, other, investment gains and losses and divestiture related gains net during the three years ended December 31, 2004. Restructuring and divestiture accruals are reviewed each period and balances in excess of anticipated requirements are reversed through the same Consolidated Statements of Income caption in which they were originally recorded. Such reversals resulted from the favorable resolution of contingencies and changes in facts and circumstances.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2004 Activities

During the year ended December 31, 2004, the Company incurred net pretax benefits of $149.7 million related to restructuring charges, impairments, litigation and regulatory settlements, other, investment gains and losses, and divestiture gains. Restructuring and divestiture accrual reversals were also recognized in 2004. A summary of net pretax benefits (charges), incurred by segment, for the year ended December 31, 2004 is as follows:

	Pretax Benefit (Charge)
Year ended December 31, 2004	Payment Services	Merchant Services	Card Issuing Services	All Other and Corporate	Totals
	(in millions)
Restructuring charges	$(3.1)	$(8.9)	$(29.4)	$(24.2)	$(65.6)
Restructuring accrual reversals	0.7	0.1	1.1	0.2	2.1
Impairments	(0.8)	(2.3)	8.1	(5.5)	(0.5)
Litigation and regulatory settlements	—	(32.4)	—	—	(32.4)
Other	—	(25.0)	—	—	(25.0)
Net investment gains (losses)	—	(1.3)	0.4	6.8	5.9
Divestiture gain	—	263.8	—	—	263.8
Divestiture accrual reversals	—	—	—	1.4	1.4

Total pretax benefit (charge), net of reversals	$(3.2)	$194.0	$(19.8)	$(21.3)	$149.7

Restructuring charges

The restructuring charges were comprised of severance totaling $56.8 million and facility closures totaling $8.8 million for the year ended December 31, 2004. Severance charges resulted from the termination of approximately 910 employees across the organization for the year ended December 31, 2004 representing all levels of employees and approximately 3% of the Company’s workforce. The following describes the nature and timing of the restructuring plans by segment:

Payment Services

•	Severance costs resulted from the consolidation of various international functions into Dublin, Ireland. The restructuring plan was completed in the first quarter of 2004.

•	Charges were incurred related to the lease termination of a facility that was restructured and combined with another FDC facility. This restructuring plan was completed in the second quarter of 2004.

Merchant Services

•	Severance charges resulted from the planned closure of certain FDC operations and locations, including a Cardservice International, Inc. (“CSI”) call center operation, a TeleCheck Services, Inc. (“TeleCheck”) data center and a PayPoint Electronic Payment Systems (“PayPoint”) debit processing center and elimination of certain positions as a result of the Company’s reorganization done in conjunction with the Concord integration. All of the above noted restructuring plans were completed in 2004.

•	Severance charges were also incurred related to the continued integration of international support functions between the Merchant Services and Card Issuing Services segments that began in 2003. This restructuring plan was completed in the first quarter of 2004.

•	In connection with the dissolution of a joint venture, the Company paid for the severance of joint venture employees.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Severance charges were also incurred related to the restructuring of the Company’s TeleCash Kommunikations-Serivce GmbH (“TeleCash”) Germany operations in an effort to create operational efficiencies. The plan was completed in the fourth quarter of 2004.

Card Issuing Services

•	Severance charges resulted from the integration of international support functions with Merchant Services, as noted above. This plan was completed in the first quarter of 2004.

•	Charges were also incurred related to the lease buyout of a facility in the United Kingdom after it was determined that the facility could not fulfill the Company’s needs. The plan was completed in the first quarter of 2004.

•	Charges were also recognized related to the integration of international operations, including the Cashcard Australia Limited (“Cashcard”) acquisition, and the associated effort to create operational efficiencies, which were completed in the third quarter of 2004.

•	Severance charges were recognized during 2004 as part of the ongoing initiative to streamline operations both domestically and internationally. The plans were completed by the fourth quarter of 2004.

All Other and Corporate

•	Charges related to severance resulting from the consolidation of certain existing FDC administrative operations with Concord and the restructuring of the purchasing and human resources departments were recorded. These plans were completed through the first three quarters of 2004.

•	There were a number of restructuring actions within eONE Global L.P. (“eONE”) in 2004. eONE severance charges were a result of eONE’s decision to slow the rate of investment in certain product offerings due to market immaturity, controlling costs, the sale of an eONE business and reductions of the overall management structure at eONE. Part of these severance charges included the elimination of several senior management positions. A charge of $10.9 million related to certain of these senior managers also was incurred due to their right upon termination under certain circumstances to sell shares purchased at the time of eONE’s formation to eONE at the original purchase price. Some of the restructuring plans were completed in the second quarter of 2004 with the remaining completed in the third quarter of 2004.

•	Charges were incurred in the second quarter of 2004 related to a Corporate facility lease in Georgia, as it was determined that the current facility could no longer fulfill the Company’s needs. The restructuring plan was completed in the second quarter of 2004.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reversal of restructuring accruals

The Company reversed $2.1 million of prior period restructuring accruals. Reversals related to changes in estimates regarding severance costs and lease terminations from restructuring activities in 2003, 2001 and 2000.

The following table summarizes the Company’s utilization of restructuring accruals for the years ended December 31, 2003 and 2004 (in millions):

	Employee Severance	Facility Closure
Remaining accrual at January 1, 2003	$1.5	$4.4
Expense provision	30.1	0.3
Cash payments and other	(12.8)	(1.2)
Changes in estimates	(0.9)	(1.6)

Remaining accrual at December 31, 2003	$17.9	$1.9
Expense provision	56.8	8.8
Cash payments and other	(49.7)	(7.4)
Changes in estimates	(1.3)	(0.8)

Remaining accrual at December 31, 2004	$23.7	$2.5

Impairments

•	The Payment Services and Merchant Services segment charges related to the write-down of leasehold improvements associated with certain domestic restructuring activities and an impairment of software that is no longer being fully utilized due to system decisions influenced by the integration of Concord.

•	The Card Issuing Services segment includes a $12.0 million recovery of costs associated with a 2002 impairment of capitalized customer contract costs related to a customer bankruptcy. Also in this segment are charges related to the impairment of software that is no longer being utilized.

•	The All Other and Corporate charges include the write-down of fixed assets and goodwill associated with facility closures which were part of the restructuring actions noted above of $2.2 million for the year ended December 31, 2004 and an impairment of Encorus software due to diminished demand for a product offering in the first quarter of 2004 of $3.3 million.

Litigation and regulatory settlements

Litigation charges of $32.4 million were recorded for the year ended December 31, 2004, related to a lawsuit associated with a consolidated merchant alliance in the Merchant Services segment. Minority interest benefits of $15.4 million related to these charges were recognized in the minority interest line in the Consolidated Statements of Income.

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

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investment gains and losses, net

The Company recognized a net investment gain for the year ended December 31, 2004 resulting from the sale in the third quarter of a minority investment in VIPS Healthcare Information Systems (“VIPS”) having sold the majority interest in 1998. The sale of its remaining minority interest in VIPS was made pursuant to the 1998 sale agreement which required First Data to sell its retained interest upon the occurrence of specified events. Partially offsetting this gain were the write-down of investments related to e-commerce businesses, the dissolution of a joint venture and the losses on the sale of other investments.

Divestitures, net

In March 2004 the Company sold its 67% ownership interest in GCA Holdings, LLC, the parent holding company of Global Cash Access LLC (“GCA”), which resulted in net proceeds of $435.6 million and a pretax gain of $263.8 million. During the year ended December 31, 2004, the Company reversed divestiture accruals of $1.4 million due to the expiration of certain exposures.

2003 Activities

During the year ended December 31, 2003, the Company incurred net pretax charges of $39.0 million related to restructuring charges, impairments, litigation and regulatory settlements and investment gains and losses, partially offset by prior period restructuring and divestiture accrual reversals. A summary of net pretax charges, incurred by segment, for the year ended December 31, 2003 is as follows:

	Pretax Benefit (Charge)
Year ended December 31, 2003	Payment Services	Merchant Services	Card Issuing Services	All Other and Corporate	Totals
	(in millions)
Restructuring charges	$(3.5)	$(6.7)	$(16.2)	$(4.0)	$(30.4)
Restructuring accrual reversals	0.5	0.7	1.0	0.3	2.5
Impairments	—	—	(5.0)	(1.2)	(6.2)
Litigation and regulatory settlements	—	(5.0)	—	—	(5.0)
Net investment gains (losses)	—	—	0.1	(6.8)	(6.7)
Divestiture accrual reversals	—		—	6.8	6.8

Total pretax benefit (charge), net of reversals	$(3.0)	$(11.0)	$(20.1)	$(4.9)	$(39.0)

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

Payment Services

•	Charges related to severance costs associated with the rebalancing of resources from domestic operations to international operations. This rebalancing was necessary to support the Company’s focus and success in international expansion of agents and increase its international transactions. The restructuring plan was completed in the third quarter of 2003.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Merchant Services

•	Severance charges resulted from the consolidation of certain domestic sales and support functions and the elimination of redundant positions in the merchant acquiring and check verification and guarantee business.

•	Severance charges were also incurred to integrate international support functions between the Merchant Services and Card Issuing Services segments. As part of the integration, lease termination losses were recognized due to the closure of a TeleCheck facility. These actions were done to support the Company’s move towards obtaining operating efficiencies and consolidation of areas of expertise.

•	The domestic and international restructuring plans were completed in the third quarter of 2003.

Card Issuing Services

•	Severance charges resulted from the streamlining of the domestic operations and realignment of operating expenses to address declining segment revenues. This restructuring plan was completed in the third quarter 2003.

•	Charges were also incurred related to the integration of international support functions with Merchant Services as noted above. As part of this effort, a lease termination loss was recognized in the combination of facilities into one location in Australia. This international plan was completed in fourth quarter 2003.

All Other and Corporate

•	Charges related to the consolidation of certain human resource and payroll functions to the Denver and Omaha locations. The restructuring plan was completed in the third quarter of 2003.

•	Severance charges resulted from the consolidation of Encorus operations, which resulted in the closure of the Leipzig, Germany facility. This consolidation was done in an effort to reduce fixed operating costs and to outsource software development activities. This portion of the restructuring plan was completed in the fourth quarter of 2003.

•	Charges also were incurred related to the combination of the BillingZone, LLC (“BillingZone”) and Taxware International Inc. (“Taxware”) operations under the Velosant structure. This portion of the restructuring plan was completed in the third quarter of 2003. Additional restructuring activities occurred in the first quarter of 2004 for these businesses.

Reversal of restructuring accruals

The Company reversed $2.5 million of prior period restructuring accruals. The change in estimate was due to the favorable resolution of a customer contract related to the discontinuance of the Payment Card Solutions operations in second quarter 2001, favorable terminations of lease agreements related to the third quarter 2000 Card Issuing Services segment restructuring and an adjustment of severance costs related to the first quarter 2002 eONE restructuring.

Impairments

The Company recognized $6.2 million of asset impairment charges, the majority of which related to the lack of sufficient demand to support the Company’s investment in its domestic micro-chip smart card product.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Litigation and regulatory settlements

A litigation charge of $5.0 million was recorded related to a lawsuit associated with the Merchant Services segment.

Investment gains and losses, net

The Company recognized a net investment loss resulting from the write-down of investments related to e-commerce businesses.

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

2002 Activities

During the year ended December 31, 2002, the Company incurred net pretax charges of $69.0 million related to restructuring charges, impairments, litigation and regulatory settlements and investment gains and losses, offset by prior period restructuring and divestiture accrual reversals. A summary of net pretax benefit (charge), incurred by segment, for the year ended December 31, 2002 is as follows:

	Pretax Benefit (Charge)
Year ended December 31, 2002	Payment Services	Merchant Services	Card Issuing Services	All Other and Corporate	Totals
	(in millions)
Restructuring charges	$—	$(6.0)	$(0.3)	$(2.7)	$(9.0)
Restructuring accrual reversals	—	0.5	3.2	0.2	3.9
Impairments	—	—	(16.5)	(11.3)	(27.8)
Litigation and regulatory settlements	(41.0)	—	—	—	(41.0)
Net investment gains (losses)	—	—	(2.5)	3.2	0.7
Divestiture accrual reversals	—	—	—	4.2	4.2

Total pretax benefit (charge), net of reversals	$(41.0)	$(5.5)	$(16.1)	$(6.4)	$(69.0)

Restructuring charges

The restructuring charges were comprised of severance totaling $8.5 million and $0.5 million related to lease termination losses. Severance charges resulted from the termination of 281 employees, representing all levels of employees and less than 1% of the Company’s workforce. The following describes the nature and timing of the restructuring plans by segment:

Merchant Services

•	Charges related to streamlining the span of management control and elimination of job redundancies across many departments at most employee levels within the merchant acquiring business. The restructuring plans were completed in the second quarter of 2002.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Card Issuing Services

•	Restructuring charges related to severance associated with consolidating Tulsa data center operations and the elimination of duplicate positions. The restructuring plans were completed in the first quarter of 2002.

All Other and Corporate

•	Charges related to the elimination of duplicative positions due to the integration of the Achex, Inc. (“Achex”) acquisition. The restructuring plans were completed in the first quarter of 2002.

•	Charges related to a reduction in force and closure of a leased facility for the SurePay business to adjust its employee base to match the slower than expected participation in the business-to-business exchange marketplace. The restructuring plans were completed in the first quarter of 2002.

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

Impairments

All Other and Corporate

•	An $11.3 million charge related to capitalized software development costs. The impairment resulted from the second quarter 2002 decision to cease SurePay business-to-business platform development efforts. During 2003, the SurePay operations were ceased and its remaining assets were transferred to the Merchant Services segment.

Card Issuing Services

•	A $16.5 million charge related to capitalized contract costs associated with a customer that announced that it would no longer accept its private-label credit cards at its merchant businesses as a result of the customer’s financial difficulties that resulted in its bankruptcy.

Litigation and regulatory settlements

The Company recorded $41.0 million in litigation and regulatory settlement charges in its Payment Services segment. Of these charges $30.0 million related to the anticipated settlements of various class action lawsuits pertaining to the Company’s money transfer business, including plaintiffs’ legal fees and other outside administrative costs. The remaining $11.0 million related to an $8.0 million settlement with the New York State Banking Department and a $3.0 million settlement with the U.S. Department of Treasury over alleged infractions of certain regulations related to Western Union’s money transfer business.

Investment gains and losses, net

Card Issuing Services

•	A net investment loss of $2.5 million was recognized resulting from the write down of an investment.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All Other and Corporate

•	A net investment loss of $6.4 million was recognized resulting from the write down of investments related to e-commerce business.

•	A gain of $9.6 million was recognized on the sale of a portion of the Company’s investment in CheckFree Corporation.

Divestitures, net

The Company reversed $4.2 million of divestiture accruals during the year ended December 31, 2002 related to Investor Services Group and TransPoint LLC (“TransPoint”), due to the passage of certain contractual indemnification provisions and the release of amounts previously held in escrow. Investor Services Group was divested in the fourth quarter of 1999 and TransPoint was merged with CheckFree in the fourth quarter of 2000.

Note 3:     Business Combinations, Asset Acquisitions and Dispositions

	Initial Consideration
Businesses and Assets Acquired	Month	Total (a)	Cash
	(in millions)
2004:
Concord EFS, Inc.	February	$6,909.1	$—
Cashcard Australia, Ltd.	April	206.5	206.5
Delta Singular Outsourcing Services, S.A. (subsequently renamed First Data Hellas)	July	324.1	324.1
Six other acquisitions and merchant portfolio acquisitions		91.2	91.2

		$7,530.9	$621.8

2003:
TeleCash Kommunikations-Service GmbH	March	$121.4	$121.4
Four other acquisitions and merchant portfolio acquisitions		35.8	35.8

		$157.2	$157.2

2002:
Paymap Inc.	April	$82.0	$82.0
E Commerce Group Products Inc.	June	71.2	71.2
PayPoint Electronic Payment Systems	August	250.9	250.9
Merchant alliance and portfolio acquisitions(b)		146.1	122.5
Eight other acquisitions		123.0	121.4

		$673.2	$648.0

(a)	Other consideration, not separately listed in the table above, consists of subsidiary equity, promissory notes and other amounts payable of $25.2 million in 2002.
(b)	The Company contributed merchant contracts with a net book value of $72.8 million to the alliances as part of the consideration, which are not included in the above table.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2004 Acquisitions

Concord EFS, Inc.

On February 26, 2004, the Company completed its merger with Concord. FDC and Concord each have distinct strengths in product lines and markets that in combination provide financial institutions, retailers, and consumers with a broader spectrum of payment options, greater input into the future direction of the electronic payments industry, and access to new technologies and global markets. The results of Concord’s operations are included in the Consolidated Statements of Income since the date of acquisition.

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

The preliminary allocation of the $6.9 billion purchase price is as follows:

(in millions)
ASSETS
Cash and cash equivalents	$546.0
Settlement assets	542.0
Accounts receivable	183.9
Property and equipment	130.1
Goodwill	4,523.6
Other intangibles	1,487.1
Investment in affiliates	3.1
Other assets	858.3

Total assets	$8,274.1

LIABILITIES
Settlement obligations	$542.0
Accounts payable and other liabilities	691.4
Borrowings	131.6

Total liabilities	1,365.0

Total purchase price	$6,909.1

The final independent valuation of Concord’s intangible assets was completed during the third quarter of 2004 resulting in a fair market value of $1,487.1 million representing $1,318.3 million of customer contracts, $76.9 million related to the STAR® trade name and $91.9 million of proprietary and third party software. Customer contracts represent Concord’s contractual relationships with merchants and financial institutions. Certain of these contractual relationships are in various stages of being renegotiated and were contemplated in the final valuation. The estimated useful lives assigned to customer relationships range from nine to 15 years

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(with a weighted average amortization period of 12 years). The estimated useful lives assigned to purchased software and proprietary software was five years and the STAR trade name was 25 years. An independent valuation of Concord’s fixed assets was completed in the second quarter 2004 resulting in a fair market value of $130.1 million. Of the total purchase price, approximately $4.5 billion has been allocated to goodwill; of which, $3.4 billion, $1.1 billion and $40.0 million were reflected in the Merchant Services, Card Issuing Services and Payment Services segments, respectively. Goodwill represents the excess of the purchase price for the acquired business over the fair value of the underlying net tangible and identifiable intangible assets. The goodwill is not deductible for tax purposes or amortized for book purposes.

Concord Merger-related Restructuring Charges

A $16.7 million charge related to severance for 749 employees and a charge for $48.1 million related to leased facilities were recorded during the year ended December 31, 2004 in connection with the planned closure of certain Concord facilities due to the consolidation of duplicative functions, including selected operations located in Maitland, Florida; Memphis, Tennessee and Amarillo, Texas. The operations in these locations included authorization, deployment, settlement and funding, customer service and administrative support functions. Restructuring plans were completed throughout 2004 with all remaining restructuring plans expected to be completed by June 2005. These costs were accounted for under EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”). These costs are recognized as a liability assumed in the purchase business combination and included in the allocation of the cost to acquire Concord. Other costs associated with Concord employees, such as enhanced severance are expensed in operations. These costs are reflected in the “Additional expense provision” line in the table below. Restructuring charges related to FDC facilities and employees were expensed as incurred as discussed in Note 2.

The Company is responsible for the difference between the assumed net sale proceeds for the Memphis facility and the total costs financed, which exceeds the guarantee value of $50.5 million under a synthetic operating lease. At December 31, 2004, the Company had recorded a $47.0 million liability assumed in the purchase business combination related to the excess of the total cost financed and other carrying costs over the assumed net sale proceeds.

The Company is working to finalize its integration plans, which may result in additional severance and employee-related costs, facility exit costs and contractual termination costs.

The following table summarizes the Company’s utilization of Concord-related accruals for the twelve months ended December 31, 2004 (in millions):

	Employee Severance	Facility Closure
Accrual established upon acquisition, February 26, 2004	$11.1	$32.8
Additional charges recorded in purchase accounting	3.2	15.3
Additional expense provision	2.4	—
Cash payments	(5.8)	(1.1)

Remaining accrual at December 31, 2004	$10.9	$47.0

Other Acquisitions

In April 2004 the Company acquired Cashcard, a provider of ATM services in the Australian marketplace, for approximately $260 million in cash and assumed debt. The transaction facilitated FDC’s entry into the

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Australian merchant ATM deployment market. The transaction creates opportunities for FDC and Cashcard clients, expanding the delivery of services such as credit and debit POS processing, deployment of merchant ATMs, check authorization and money transfer. A majority of Cashcard’s operations are assigned to the Merchant Services segment, with the remainder assigned to the Card Issuing Services segment. The final independent valuation of Cashcard’s intangible assets was completed during the fourth quarter of 2004 and resulted in a fair market value of $113.2 million, representing $37.6 million of customer contracts, $4.5 million of proprietary and third party software and $71.1 million related to other intangibles and tradenames. The estimated useful lives assigned to intangible assets range from five to 15 years except for tradenames and other intangibles which are being amortized over 25 years. Of the total purchase price, $134.3 million has been allocated to goodwill, of which $93.3 million and $41.0 million were reflected in the Merchant Services and Card Issuing Services segments, respectively.

In July 2004 the Company acquired Delta Singular Outsourcing Services S.A. (subsequently renamed “First Data Hellas”), the former payment processing and outsourcing division of Delta Singular S.A., located in Greece, for approximately $311.7 million, net of $12.4 million of cash acquired. First Data Hellas provides payment processing and outsourcing services including card processing, ATM and point of sale driving and call center support. Through First Data Hellas, the Company will provide payment processing and outsourcing services to existing First Data Hellas clients, the largest being Alpha Bank. Alpha Bank, which is a major issuer of VISA cards and the exclusive issuer of American Express cards in Greece, is the second largest private commercial bank in Greece. First Data Hellas entered into a 10-year contract at the time of acquisition to continue to provide payment processing services to Alpha Bank. The Company anticipates the acquisition will create additional payment services opportunities in the Greek, Middle Eastern and European markets. The majority of First Data Hellas’ operations are assigned to the Card Issuing Services segment, with the remainder assigned to the Merchant Services segment. The preliminary purchase price allocation resulted in identifiable intangible assets of $97.2 million, which are being amortized over four to 10 years, and goodwill of $171.7 million.

Also in July 2004, the Company purchased a 30% equity interest in Angelo Costa, S.p.A. (“Angelo Costa”), one of Western Union’s money transfer agents in Italy, with a network of nearly 3,000 locations throughout the country. In addition to money transfer services, the agent provides other financial services to consumers, including prepaid telecom services and prepaid debit cards. In December 2004, the Company purchased a 30% equity interest in Finint Srl (“Finint”), another one of Western Union’s money transfer agents in Italy, with a network of more than 2,000 locations throughout the country.

Other acquisitions made during 2004 include the buyout of the TASQ Technology, Inc. (“TASQ”) and the First Data Government Solutions, LP (“FDGS”) minority interests, as well as the purchase of merchant portfolios.

The aggregate consideration paid during 2004, net of cash acquired of $13.4 million, was $608.4 million for acquisitions other than Concord. The aggregate preliminary purchase price allocation for these acquisitions, based partially on preliminary valuations, resulted in $218.3 million in identifiable intangible assets, which are being amortized over four to 15 years, except for tradenames and other intangibles of $71.1 million which are being amortized over 25 years, and goodwill of $316.5 million.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited Pro Forma Condensed Combined Consolidated Statements of Income

The following Unaudited Pro Forma Condensed Combined Consolidated Statements of Income reflect the consolidated results of operations of the Company as if the acquisitions of Concord, Cashcard and First Data Hellas had occurred on January 1, 2004 and 2003. The historical financial information has been adjusted to give effect to events that are (1) directly attributed to the merger, (2) factually supportable, and (3) with respect to the income statement, expected to have a continuing impact on the combined results. Such items include additional amortization expense associated with the preliminary valuation of intangible assets. The results of operations of NYCE are treated as income from discontinued operations, net of tax, and are excluded from the Unaudited Pro Forma Condensed Combined Consolidated Statements of Income.

Unaudited Pro Forma Condensed Combined Consolidated

Statements of Income

	Year Ended December 31,
	2004	2003
	(in millions, except per share data)
REVENUES
Transaction and processing service fees	$8,939.9	$8,427.8
Other non-transaction based revenue	245.1	301.6
Product sales and other	491.9	431.5
Reimbursable postage and other	588.8	638.2

	10,265.7	9,799.1

EXPENSES
Cost of services	5,290.1	5,008.3
Cost of products sold	230.5	227.5
Selling, general and administrative	1,634.6	1,504.2
Reimbursable postage and other	588.8	638.2
Other operating expenses	121.4	38.3

	7,865.4	7,416.5

Operating profit	2,400.3	2,382.6
Other income (expense), net	304.0	76.1
Interest expense	(138.4)	(111.5)

Income before income taxes, minority interest and equity earnings in affiliates	2,565.9	2,347.2
Income taxes	693.7	638.0
Minority interest	(114.8)	(120.7)
Equity earnings in affiliates	163.9	138.7

Net income from continuing operations	$1,921.3	$1,727.2

Earnings per share:
Basic earnings per share from continuing operations	$2.25	$1.89
Diluted earnings per share from continuing operations	$2.22	$1.86
Weighted average shares outstanding:
Basic	853.0	913.7
Diluted	867.2	927.5

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dispositions

The Company sold its 67% interest in GCA. GCA is a supplier of cash access and customer relationship marketing technologies to the gaming industry. The sale resulted in net proceeds of $435.6 million and a pretax gain of $263.8 million.

On December 15, 2003, the Company announced an agreement with the DOJ that allowed the Company to complete its merger with Concord. The Company agreed to divest its 64% ownership of NYCE, an electronic funds transfer network. The Company completed the sale of NYCE on July 30, 2004 for the purchase price of $610.0 million, of which $389.6 million was the Company’s share. These proceeds net of related expenses, including taxes that became due upon the sale of NYCE, approximate the Company’s carrying value of its investment in NYCE, and are subject to potential adjustments contemplated in the agreement, which will be determined at the end of 2005. The Company’s financial statements reflect NYCE as a discontinued operation (see Note 18).

2003 Acquisitions

On March 24, 2003, the Company acquired TeleCash for approximately $104.3 million, net of cash acquired of $17.1 million. TeleCash is a Germany-based seller and servicer of POS terminals and an electronic payment network operator. This acquisition allows the Company to expand its commitment to meet the international payment processing needs of banks and merchants.

The purchase price allocation resulted in identifiable intangible assets of $29.7 million, which are being amortized over five to eight years, except for $8.2 million allocated to a tradename which is amortized over 25 years, and goodwill of $97.4 million.

Other acquisitions made during 2003 include:

•	the purchase of the assets of Frank Solutions Inc., a provider of interactive voice response and web response systems and professional services for state and local governments, in the All Other and Corporate segment;

•	a 51% ownership interest in Eposs Limited (“Eposs”), a Cambridge, UK-based seller of cellular prepaid products in Europe and Asia, which is being accounted for as a consolidated subsidiary in the Payment Services segment;

•	an interest in a joint venture related to the money transfer business in the Payment Services segment;

•	the purchase of four merchant portfolios and a TeleCheck franchise in the Merchant Services segment.

The aggregate consideration paid in 2003, net of $26.3 million cash acquired, for acquisitions completed during the year ended December 31, 2003 was $130.9 million. The aggregate purchase price allocation for these acquisitions resulted in $45.2 million in identifiable intangible assets, which are being amortized over three to 10 years, except for a tradename of $8.2 million which is being amortized over 25 years, and goodwill of $133.5 million.

The pro forma impact of all 2003 acquisitions on net income was not material.

2002 Acquisitions

In April 2002, the Company acquired Paymap Inc. (“Paymap”) for an initial purchase price of approximately $82 million in cash. Additional consideration of $19.4 million was paid in 2003 based on certain

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operational targets being met and $5.0 million was accrued at December 31, 2004. Paymap is a financial services company that develops and markets innovative electronic payment services such as a mortgage payment accelerator. The purchase price allocation resulted in identifiable intangible assets of $19.7 million, which are being amortized over three to six years, and goodwill of $86.7 million. Additional consideration of $19.4 million was paid during 2003.

In June 2002, the Company acquired E Commerce Group Products Inc. (“E Commerce Group”) for an initial purchase price of approximately $71 million in cash. Additional consideration of $50.0 million was paid out during 2003 and 2004 as certain targets were achieved. E Commerce Group provides e-commerce offerings, including technology that allows companies to receive electronic bill payments. The purchase price allocation resulted in identifiable intangible assets of $21.3 million, which are being amortized over one to five years, and goodwill of $102.2 million.

In August 2002, the Company acquired PayPoint for approximately $251 million in cash. PayPoint provides electronic commerce and payment services, processing credit and debit transactions, and is one of the largest point-of-sale transaction processors of personal identification number-based debit transactions. The purchase price allocation resulted in identifiable intangible assets of $54.9 million, which are being amortized over five to 10 years, except for trademarks which are amortized over 25 years, and goodwill of $182.5 million.

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

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other acquisitions made during 2002 include:

•	the assets of International Check Services, Inc., a provider of both traditional and electronic check products;

•	GovConnect, Inc., a provider of electronic service delivery, consulting and technology solutions to the government marketplace;

•	a partnership with CUETS, a Canadian card processing company, in which FDC has a controlling interest in a merchant acquiring business that is consolidated and a 50% ownership interest in a merchant processing business which is accounted for under the equity method of accounting;

•	the Company entered into a contractual alliance with HBOS under which the Company received a substantial majority of HBOS’ merchant processing revenues;

•	BillingZone, a provider of outsourcing services for accounts payable and accounts receivable;

•	OMNIPAY, a Dublin, Ireland-based international payment processor;

•	Christopher C. Varvias & Associates S.A., an investment in a money transfer agent accounted for under the equity method of accounting;

•	Active Resources, a provider of managed services and outsourcing based in the United Kingdom; and

•	TaxSolver, a provider of tax data and tax form integration software.

The aggregate consideration paid in 2002, net of $23.1 million cash acquired, for acquisitions completed during the year ended December 31, 2002 was $624.9 million. The aggregate purchase price allocation for these acquisitions resulted in $247.3 million in identifiable intangible assets, which are being amortized over three to 10 years, except for a tradename of $12.3 million which is being amortized over 25 years, and goodwill of $428.6 million.

The pro forma impact of all 2002 acquisitions on net income was not material.

All of the above business combinations and asset acquisitions were accounted for as either purchases or investments in affiliates accounted for using the equity method of accounting.

The following table outlines the net assets acquired to the net cash paid for acquisitions (at date of acquisition):

Year Ended December 31,	2004	2003	2002
	(in millions)
Fair value of net assets acquired	$7,530.9	$157.2	$673.2
Less non-cash consideration	(6,909.1)	—	(25.2)
Less cash acquired	(559.4)	(26.3)	(23.1)

Net cash paid for acquisitions	$62.4	$130.9	$624.9

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents changes to goodwill for the years ended December 31, 2004 and 2003:

	Payment Services	Merchant Services	Card Issuing Services	All Other and Corporate	Totals
	(in millions)
December 31, 2002 balance	$1,272.7	$1,754.0	$424.5	$97.9	$3,549.1
Acquisitions	16.3	106.3	—	3.8	126.4
Purchase price and allocation adjustments related to prior year acquisitions	31.3	4.3	(10.9)	5.2	29.9
Other adjustments	0.6	10.2	10.6	4.2	25.6

December 31, 2003 balance	$1,320.9	$1,874.8	$424.2	$111.1	$3,731.0
Acquisitions	40.0	3,456.6	1,343.5	—	4,840.1
Dispositions	—	(191.5)	—	—	(191.5)
Purchase price and allocation adjustments related to prior year acquisitions	45.4	(6.2)	—	(4.0)	35.2
Other adjustments	(2.0)	24.0	31.3	2.0	55.3

December 31, 2004 balance	$1,404.3	$5,157.7	$1,799.0	$109.1	$8,470.1

FDC recorded exit liabilities associated with acquisitions of $64.8 million, $1.2 million and $3.7 million in 2004, 2003 and 2002, respectively. At December 31, 2004 and 2003, FDC had total remaining acquisition reserves of $57.9 million and $5.0 million, respectively. Some of the purchase price allocations are preliminary.

The terms of certain of the Company’s acquisition agreements provide for additional consideration to be paid if the acquired entity’s results of operations exceed certain targeted levels or if certain other conditions are met, as well as other payments or receipts of cash related to certain events that transpired subsequent to the acquisition of certain companies. Targeted levels are generally set substantially above the historical experience of the acquired entity at the time of acquisition. Such additional consideration is paid in cash or with shares of the Company’s common stock or subsidiary equity, and is recorded when earned as additional purchase price. Additional consideration was paid totaling $68.5 million in 2004, $44.6 million in 2003, and $42.4 million in 2002. The maximum amount of remaining estimable contingent consideration consists of potential cash payments of $12.7 million, of which $5.0 million was earned and accrued at December 31, 2004.

Note 4:     Investments in Affiliates

Operating results include the Company’s proportionate share of income from affiliates, which consist of unconsolidated investments and joint ventures accounted for under the equity method of accounting. The most significant of these affiliates are related to the Company’s merchant bank alliance program.

A merchant bank alliance, as it pertains to investments accounted for under the equity method, is a joint venture between FDC and a financial institution that combines the processing capabilities and management expertise of the Company with the visibility and distribution channel of the bank. The joint ventures acquire credit and debit card transactions from merchants. The Company provides processing and other services to the joint ventures and charge fees to the joint venture primarily based on contractual pricing. These fees have been separately identified on the face of the Consolidated Statements of Income.

At December 31, 2004, there were 16 affiliates accounted for under the equity method of accounting, comprised of five merchant alliances and 11 strategic investments in companies in related markets, including

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Western Union agents. During the second quarter 2003, the Company sold a portion of its interest in the Nihon Card Processing Co. Ltd. joint venture, decreasing the Company’s ownership from 35% to 9.5%. As a result, the joint venture is no longer accounted for under the equity method.

The 2002 amounts reflect the retroactive consolidations back to January 1, 2002, of the Huntington Merchant Services, Wachovia Merchant Services and Wells Fargo Merchant Services alliances based on the Company gaining a controlling interest in each of these alliances in the third quarter of 2002. The presentation below, therefore, excludes results and balances for these three entities for 2002. In the fourth quarter of 2002, the Company increased its investment in the Bank One merchant alliance by $42.1 million as the Company funded its proportionate share of the purchase of the Canadian merchant business of the Bank of Nova Scotia (“ScotiaBank”) by Paymentech, which is jointly owned by FDC and JPMorgan Chase. The additional investment is included in “payments related to other businesses previously acquired” in the Consolidated Statements of Cash Flows.

A summary of financial information for the merchant alliances and other affiliates accounted for under the equity method of accounting is as follows:

December 31,	2004	2003
	(in millions)
Total assets	$4,355.3	$3,602.1
Total liabilities	3,160.3	2,462.9

Year Ended December 31,	2004	2003	2002
	(in millions)
Net operating revenues	$1,669.7	$1,387.0	$1,254.9
Operating expenses	1,184.9	965.9	873.4

Operating income	484.8	421.1	381.5

Net income	401.6	339.3	311.3

FDC share of net income	194.2	166.6	143.4
Amortization expense	30.3	27.9	24.8

FDC equity earnings	$163.9	$138.7	$118.6

The primary components of assets and liabilities are settlement-related accounts as described in Note 5.

The formation of a merchant joint venture alliance accounted for under the equity method of accounting, generally involves each of the Company and a financial institution contributing merchant contracts to the alliance and a cash payment from one owner to the other to achieve the desired ownership percentage for each. The asset amounts reflected above are owned by the alliances and other equity method investees and do not include any of such payments made by the Company. The amount by which the total of the Company’s investments in its joint ventures exceeded its proportionate share of the joint ventures’ net assets totaled $534.9 million and $530.6 million at December 31, 2004 and 2003, respectively.

Note 5:    Settlement Assets and Obligations

Settlement assets and obligations result from FDC’s processing services and associated settlement activities, including settlement of payment transactions. Settlement assets are generated principally from payment instrument sales (primarily official checks and money orders) and merchant services transactions. FDC records

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

December 31,	2004	2003
	(in millions)
Settlement assets:
Cash and cash equivalents	$3,193.2	$4,095.5
Investment securities	11,451.5	10,212.3
Due from card associations	630.0	438.2
Due from selling agents	422.6	373.3

	$15,697.3	$15,119.3

Settlement obligations:
Payment instruments outstanding	$11,903.5	$11,670.6
Card settlements due to merchants	1,560.3	974.7
Due to selling agents	2,127.1	2,187.9

	$15,590.9	$14,833.2

Cash equivalents consist of short-term time deposits, commercial paper and other highly liquid investments. See Note 6 for information concerning the Company’s investment securities. Due from selling agents includes transactions with certain non-consolidated affiliates of $105.0 million and $33.3 million at December 31, 2004 and 2003, respectively.

FDC generates revenues from its investment of certain settlement assets, a substantial majority of which are cash equivalents and investment securities within the Company’s Payment Services business. At December 31, 2004, 99% of the Payment Services portfolio was invested in AA or above-rated securities. Payment Services investment portfolio balances averaged $13.0 billion in 2004, $13.5 billion in 2003, and $12.0 billion in 2002. Investment revenues (before commissions to certain selling agents and hedging gains and losses) from Payment Services portfolios totaled $505.6 million in 2004, $553.3 million in 2003, and $482.0 million in 2002 ($726.8 million, $782.4 million, and $698.6 million, respectively, on a pretax equivalent basis).

Note 6:    Investment Securities

Investment securities are a principal component of the Company’s settlement assets, and represent the investment of funds received by FDC from the sale of payment instruments (principally official checks and money orders) by authorized agents. The Company also maintains various other investments, primarily equity securities, which are classified as available-for-sale and carried at fair market value of $270.9 million at December 31, 2004 and $119.1 million at December 31, 2003. In addition, the Company has investments in equity securities and other investments that are carried at cost of $49.5 million and $51.3 million at December 31, 2004 and 2003, respectively. See Note 2 for additional discussion pertaining to the write-down of investments.

Within settlement assets, virtually all of FDC’s investment securities are debt securities, most of which have maturities greater than one year. At December 31, 2004, 38% of these debt securities mature within five years, and 77% within 10 years. Realized pretax gains from the sale of these investment securities were $110.4 million

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for 2004, $138.2 million for 2003, and $65.4 million for 2002. The net of tax amount of the realized gains that the Company reclassified out of OCI into investment income for the years ended December 31, 2004, 2003 and 2002 were $71.8 million, $89.8 million and $42.5 million, respectively. The Company uses specific identification to determine the cost of a security sold and the amount of gains and losses reclassified out of OCI. The Company received proceeds from these sales of $3,533.3 million, $3,977.3 million, and $1,961.3 million in 2004, 2003 and 2002, respectively.

The principal components of investment securities, which are carried at fair value, are as follows:

	Cost(1)	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
	(in millions)
December 31, 2004
State and municipal obligations	$11,229.7	$117.2	$(35.8)	$11,311.1
Mortgage-backed securities	85.3	0.1	(0.6)	84.8
Other securities:
Investment partnerships (2)	87.9	—	—	87.9
Cost-based investments	49.5	—	—	49.5
CheckFree common stock	76.5	34.5	—	111.0
Preferred stock	133.3	—	(5.7)	127.6

Total other	347.2	34.5	(5.7)	376.0

Totals	$11,662.2	$151.8	$(42.1)	$11,771.9

December 31, 2003
State and municipal obligations	$9,742.0	$296.8	$(8.7)	$10,030.1
Mortgage-backed securities	61.1	0.2	(0.1)	61.2
Other securities:
Investment partnerships (2)	82.4	—	—	82.4
Cost-based investments	51.3	—	—	51.3
CheckFree common stock	114.1	—	(5.8)	108.3
Preferred stock	55.4	0.4	(6.4)	49.4

Total other	303.2	0.4	(12.2)	291.4

Totals	$10,106.3	$297.4	$(21.0)	$10,382.7

(1)	Represents amortized cost for debt securities.
(2)	Investments in investment partnerships are accounted for under the equity method of accounting.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2004.

December 31, 2004	Less than 12 months		More than 12 months			Total Unrealized Losses
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value
			(in millions)
State and municipal obligations	$3,246.5	$(33.2)	$139.3	$(2.6)	$3,385.8	$(35.8)
Mortgage-backed securities	52.4	(0.6)	—	—	52.4	(0.6)
Preferred stock	18.0	(1.7)	39.0	(4.0)	57.0	(5.7)

December 31, 2003	Less than 12 months		More than 12 months			Total Unrealized Losses
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value
			(in millions)
State and municipal obligations	770.4	(8.7)	—	—	770.4	(8.7)
Mortgage-backed securities	24.4	(0.1)	—	—	24.4	(0.1)
CheckFree common stock	—	—	108.3	(5.8)	108.3	(5.8)
Preferred stock	—	—	23.6	(6.4)	23.6	(6.4)

As of December 31, 2004 the Company’s unrealized losses related to the following:

State and municipal obligations—The unrealized losses on the Company’s investments in state and municipal obligations result from an increase in interest rates and are not related to credit quality. The unrealized losses are deemed to be not other-than-temporary because the Company has the ability and intent to hold these investments until a recovery of fair value occurs which may be upon maturity.

Mortgage-backed securities—The majority of the Company’s investments in mortgage-backed securities are in government sponsored mortgage entities. The unrealized losses on mortgage-backed securities result from changes in interest rates and are not related to credit quality. The unrealized losses are deemed to be not other-than-temporary because the Company has the ability and intent to hold the investments until a recovery of fair value occurs which may be upon maturity.

Preferred stock—The majority of the Company’s investments in preferred stock are in government sponsored mortgage entities. The unrealized losses on preferred stock result from a decline in interest rates and are not related to credit quality. An analysis of the unrealized losses performed in the fourth quarter 2004 indicated an other-than-temporary impairment on a portion of the Company’s investments, resulting in a $4.1 million impairment charge. Based on certain market assumptions the Company expects the unrealized losses on preferred stock to be recoverable within the next 12 months.

CheckFree had an unrealized gain of $34.5 million and an unrealized loss of $5.8 million for the years ended December 31, 2004 and 2003, respectively. Offsetting these unrealized gains and losses are the unrealized losses and gains on the costless collars the Company utilizes to hedge the exposure (see Note 7). In February 2005, the Company exited the collars and sold its CheckFree common stock.

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

December 31,	2004		2003
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Nonderivative financial instruments:
Long-term investment securities	$11,771.9	$11,771.9	$10,382.7	$10,382.7
Long-term debt	3,703.0	3,803.4	2,915.9	3,045.7
Derivative financial instruments:
Interest rate swaps related to commissions payable, net	$(241.0)	$(241.0)	$(313.5)	$(313.5)
Interest rate swaps related to certain long-term investment securities, net	(27.0)	(27.0)	—	—
Interest rate and foreign currency swaps related to fixed rate debt	2.9	2.9	48.1	48.1
Foreign currency forward contracts	(33.3)	(33.3)	(24.5)	(24.5)
Costless collars used to hedge investment in certain equity securities	(13.2)	(13.2)	16.7	16.7
Foreign currency swaps related to net investments in foreign entities	(56.1)	(56.1)	—	—

The estimated fair value of nonderivative financial instruments is based primarily on market quotations whereas the estimated fair value of derivative financial instruments is based on market and dealer quotations.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accordingly, these estimated values may not be representative of actual values that could have been realized as of the year-end dates or that will be realized in the future.

DERIVATIVE FINANCIAL INSTRUMENTS

Accounting for Derivative Instruments and Hedging Activities

The Company utilizes certain derivative financial instruments to enhance its ability to manage risks that exist as part of ongoing business operations. The Company recognizes all derivatives in the “other assets” and “accounts payable and other liabilities” lines in the Consolidated Balance Sheets at their fair value. The estimated fair value of the derivatives is based on market and dealer quotations. The Company presently uses derivatives to mitigate cash flow risks with respect to forecasted transactions, changes in interest rates and changes in equity prices and fair value risk related to changes in interest rates. On the date the derivative contract is entered into, the Company designates the derivative as either a cash flow hedge or a fair value hedge depending on the asset, liability or forecasted transaction being hedged. Changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge are recorded in OCI and reclassified into earnings in the same period or periods the hedged transaction affects earnings. Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge are generally recorded immediately in earnings along with the corresponding change in fair value of the hedged item.

At December 31, 2004 and 2003, the Company had foreign currency forward contracts relating to settlement activities for its money transfer business. These derivative instruments are short-term, generally less than two weeks, and mitigate the Company’s foreign currency risk relating to the receipt and payment of money transfers. The Company does not designate these forward contracts as foreign currency hedges. Accordingly, any changes in fair value are recognized immediately in the Consolidated Statements of Income. Other than these contracts, the Company does not have any derivative instruments that were not designated and effective as a hedge at December 31, 2004 or 2003.

The Company formally documents all relationships between hedging instruments and the underlying hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to forecasted transactions or fair value hedges to the related underlying instrument. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows or fair value of the hedged items. The Company also performs an assessment of the probability of the forecasted transaction on an ongoing basis. If it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge or if the forecasted transaction is no longer probable, the Company will discontinue hedge accounting prospectively for such derivative.

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

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

HEDGE OF A NET INVESTMENT IN A FOREIGN OPERATION

During 2004 the Company acquired two international entities, Cashcard in Australia and First Data Hellas in Greece. In conjunction with the acquisitions the Company entered into foreign currency swap agreements which effectively hedge its net investments in these foreign entities. The aggregate notional amounts of the Australian dollar foreign currency swaps was 230 million Australian dollars at December 31, 2004. The aggregate notional amounts of the euro foreign currency swaps was 261 million euros at December 31, 2004. Changes in the fair value of these foreign currency swaps are recognized in OCI. The amount the Company realized in OCI for the year ended December 31, 2004 offsetting the foreign currency translation gains was $36.5 million.

CASH FLOW HEDGES

Interest Rate Derivatives

A portion of the Company’s Payment Services business involves the payment of commissions to selling agents that are computed based on short-term, one and three-month, interest rates. The portion of commissions to selling agents that are hedged are primarily based on three month interest rates. These agreements expose the Company to variability in commission payments due to changes in interest rates. The Company has interest rate swap agreements, which serve to effectively convert the variable rate commissions paid to agents to fixed rate amounts while the Company receives payments principally based on three-month variable rates. The aggregate notional amount of these interest rate swap agreements were $5.9 billion at December 31, 2004 and 2003, respectively. The notional amount represents the commissionable balance, on which agent commissions are paid, hedged by these interest rate swaps.

The critical terms of the interest rate swap and the hedged commission payment obligation are the same. Accordingly, no ineffectiveness arises relating to these cash flow hedges. Changes in the fair value of interest rate swaps designated as hedging instruments of the variability of cash flows associated with floating rate commission payment obligations are reported in OCI. These amounts subsequently are reclassified into revenue in the same period in which the commissions are paid. As of December 31, 2004, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with interest rate risk is 12 years. More than 86% of these interest rate swaps expire in seven years or less. During the year ending December 31, 2005, approximately $91 million of losses in OCI related to the interest rate swaps are expected to be reclassified into revenue.

Foreign Currency Derivatives

The Company’s cash flows are exposed to foreign currency risk from transactions denominated in foreign currencies, primarily the euro, British pound (“pounds”), Canadian and Australian dollar. The Company utilizes

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

foreign currency forward contracts, which qualify as cash flow hedges to mitigate some of this risk. The forward contracts are intended to offset the effect of exchange rate fluctuations on forecasted sales for the next six years. Gains and losses on the derivatives are intended to offset losses and gains on the hedged transactions in an effort to reduce the earnings volatility resulting from fluctuating foreign currency exchange rates.

The aggregate notional amount of the euro foreign currency forward sale contracts was 219.7 million euros and 171.0 million euros at December 31, 2004 and 2003, respectively. The aggregate notional amount of the pound foreign currency forward sale contracts was 26.7 million pounds and 22.0 million pounds at December 31, 2004 and 2003, respectively. The aggregate notional amount of the Canadian dollar foreign currency forward sale contracts was 48.6 million Canadian dollars and 41.5 million Canadian dollars at December 31, 2004 and 2003, respectively. The aggregate notional amount of the Australian dollar foreign currency swaps was 158.4 million Australian dollars at December 31, 2003. The Company did not have any foreign currency swaps denominated in Australian dollars and classified as foreign currency derivatives at December 31, 2004. The notional amount represents the portion of forecasted foreign currency denominated revenues hedged by forward and swap contracts.

Since the critical terms of the forward contracts and the hedged transactions are the same, the amount of ineffectiveness relating to these cash flow hedges is immaterial. Changes in the fair value of the forward contracts designated as hedging instruments of the variability of cash flows associated with foreign currency risk are reported in OCI. These amounts subsequently are reclassified into revenue or expense in the same period in which the foreign currency transaction occurs. As of December 31, 2004, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with foreign currency risk is six years for revenues, although over 95% of the aggregate notional amount expires within one year. During the year ending December 31, 2005, approximately $29.7 million of losses in OCI related to the options and forward contracts are expected to be reclassified into revenue.

Other Cash Flow Hedges

The Company holds investments in equity securities of CheckFree Corporation and has hedged the anticipated future cash flows related to certain of these investments through the use of costless collars (the sale of a call option on the investment shares, combined with the purchase of a put option on the same amount of shares). The fair value of the underlying shares subject to the collars was $111.0 million and $108.3 million as compared with the aggregate put value of $78.3 million and $115.9 million at December 31, 2004 and 2003, respectively. Based upon the Company’s intent to sell the underlying shares upon the maturities of the collars, the collars qualified, and were designated, as cash flow hedges. Since the critical terms of the costless collars match the critical terms of the investment, any mark-to-market changes in the underlying shares were recorded as an adjustment to OCI. In February 2005 the company exited the collars upon the sale of the CheckFree shares.

FAIR VALUE HEDGES

Interest Rate Swaps

During 2004 and 2003, the Company entered into certain interest rate swap agreements to hedge the exposure of changes in fair value resulting from certain fixed rate debt. Under these agreements, the Company swapped certain fixed rate debt to floating rate debt. Changes in the fair value of the interest rate swap will offset changes in the fair value of the debt. Accordingly, there is no ineffectiveness related to these interest rate swaps. The aggregate notional amount of these interest rate swaps was $2.4 billion and $1.5 billion at December 31, 2004 and 2003, respectively.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2004, the Company entered into certain market value swap agreements to hedge the exposure of changes in fair value related to long-term portfolio investments. Changes in the fair value of the interest rate swaps will offset changes in the fair value of the investments. Accordingly, there is no ineffectiveness related to these interest rate swaps. The aggregate notional amount of these interest rate swaps was $1.4 billion at December 31, 2004.

Accumulated Derivative Gains or Losses

The following table summarizes activity in other comprehensive income for the years ended December 31, 2004 and 2003, related to derivative instruments classified as cash flow hedges held by the Company:

	2004	2003
	(in millions)
Accumulated loss included in other comprehensive income at January 1	$(209.3)	$(281.6)
Less: Reclassifications into earnings from other comprehensive income	124.7	163.6

	(84.6)	(118.0)
Changes in fair value of derivatives—loss	(108.7)	(91.3)

Accumulated loss included in other comprehensive income at December 31	$(193.3)	$(209.3)

Note 8:    Income Taxes

Year Ended December 31,	2004	2003	2002
	(in millions)
Components of pretax income before discontinued operations:
Domestic	$2,144.4	$1,737.9	$1,594.2
Foreign	398.2	120.0	60.3

	$2,542.6	$1,857.9	$1,654.5

Provision for income taxes:
Federal	$533.8	$386.5	$372.0
State and local	80.2	54.2	51.0
Foreign	60.7	23.2	(0.7)

	$674.7	$463.9	$422.3

The Company’s effective tax rates from continuing operations differ from statutory rates as follows:

Year Ended December 31,	2004	2003	2002
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.0	1.9	2.0
Foreign rate differential	(2.3)	(0.7)	0.1
Interest earned on municipal investments	(5.3)	(7.5)	(8.2)
Tax credits	(0.7)	(0.6)	(0.7)
Dividend exclusion	(0.4)	(0.5)	(0.6)
Prior year statute expiration	(1.9)	(2.2)	(1.0)
Other	0.1	(0.4)	(1.1)

Effective tax rate	26.5%	25.0%	25.5%

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FDC’s income tax provisions consist of the following components:

Year Ended December 31,	2004	2003	2002
	(in millions)
Current
Federal	$556.2	$286.3	$314.6
State and local	84.5	43.5	44.9
Foreign	58.7	16.5	8.0

	699.4	346.3	367.5
Deferred
Federal	(22.4)	100.2	57.4
State and local	(4.3)	10.7	6.1
Foreign	2.0	6.7	(8.7)

	(24.7)	117.6	54.8

	$674.7	$463.9	$422.3

Income tax payments of $601.0 million in 2004 are less than current expense primarily due to increased tax benefits associated with the exercise of stock options recorded directly to goodwill and equity for 2004 and an overpayment of 2003 tax applied to the 2004 tax liability. Income tax payments of $416.0 million in 2003 are more than current expense primarily due to tax payments related to the prior year tax liability. Income tax payments of $98.0 million in 2002 are less than current expense primarily due to increased tax benefits associated with the exercise of stock options recorded directly to equity and an overpayment of 2001 tax applied to the 2002 tax liability.

Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the book and tax bases of the Company’s assets and liabilities. Net deferred tax liabilities are included in accounts payable and other liabilities in the Consolidated Balance Sheets. The following table outlines the principal components of deferred tax items:

December 31,	2004	2003
	(in millions)
Deferred tax assets related to:
Accrued expenses	$45.4	$100.5
Pension obligations	72.9	65.0
Employee related liabilities	61.3	34.5
Deferred revenues	2.0	9.8
Unrealized hedging and investments, net	55.7	16.1

	237.3	225.9

Deferred tax liabilities related to:
Property, equipment and intangibles	(862.3)	(441.5)
Sale/exchange of equity interest in affiliates	(124.2)	(103.7)
Foreign exchange gain/loss	(57.4)	(33.0)
Other	(14.8)	(58.9)

	(1,058.7)	(637.1)

Net deferred tax liabilities	$(821.4)	$(411.2)

Operating loss carryforwards for tax purposes are included in the above deferred tax assets but are insignificant and thus the amounts and expiration dates are not separately disclosed.

At December 31, 2004, no provision had been made for U.S. federal and state income taxes on approximately $398.7 million of foreign earnings, which are expected to be reinvested indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. tax liability is not practicable because of the complexities associated with its hypothetical calculation.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2004, the FASB issued FSP 109-2 “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). The American Jobs Creation Act of 2004 (“the Act”) provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated as defined in the Act. FASB Statement 109, “Accounting for Income Taxes” (“SFAS 109”) requires adjustments of deferred tax liabilities and assets for the effects of a change in tax laws or rates in the period that includes the enactment date. FSP 109-2 provides an exception to allow an enterprise time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of SFAS 109. The Company is evaluating the effects of the repatriation provision; however, the Company does not expect to complete the evaluation until later in 2005. If the Company takes full advantage of this provision, it could increase the Company’s 2005 effective tax rate from continuing operations by approximately 120 basis points. The Company will reflect the effects of the Act, if any, in 2005, as a part of the income tax expense in the period action is taken.

To address certain tax aspects of a 2003 legal restructuring of Western Union’s international operations, the Company initiated discussions with the Internal Revenue Service (“IRS”) pursuant to the IRS’s Advance Pricing Agreement (APA) Program. If an APA is successfully negotiated, the Company generally will avoid further examination, during the term of the APA, of the transfer pricing methods applicable to, and valuations of, the covered transactions. Any differences from the Company’s positions as recorded in its financial statements upon resolution of these issues will be reflected as a part of the income tax expense in the period during which the resolution occurs.

Note 9:    Borrowings

December 31,	2004	2003
	(in millions)
Short-Term Borrowings:
Commercial paper	$664.8	$—
Capital lease obligations	38.6	21.9
Floating rate note	—	100.0
2% Senior convertible notes due 2008	—	537.2
6.75% Notes due 2005	199.9	—
Long-Term Debt:
Medium-term notes	348.7	348.3
6.75% Notes due 2005	—	199.7
5.625% Notes due 2011	645.9	645.3
4.70% Notes due 2006	648.6	647.9
3.375% Notes due 2008	498.9	498.5
4.70% Notes due 2013	498.4	498.2
3.90% Notes due 2009	449.3	—
4.85% Notes due 2014	549.9	—
Capital lease obligations	51.7	24.2
Other long-term debt	8.7	5.7
Adjustments to carrying value for mark-to-market of interest rate and foreign currency swaps	2.9	48.1

	$4,606.3	$3,575.0

The Company’s commercial paper borrowings during the years ended December 31, 2004 and 2003 had weighted-average interest rates of 2.3% and 1.2%, respectively.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has a $1.5 billion commercial paper program that is supported by a $1.1 billion revolving credit facility (the “facility”), which expires on November 3, 2005. As of December 31, 2004, the Company had $664.8 million in commercial paper borrowings outstanding under the program. Interest rates for borrowings under the facility are based on market rates. The facility contains customary covenants, which are not expected to significantly affect FDC’s operations. At December 31, 2004, the Company was in compliance with all of these covenants.

As part of the Concord merger on February 26, 2004, the Company assumed the outstanding Federal Home Loan Bank (“FHLB”) loan payable balance of $131.6 million, which was paid in full in March 2004.

On March 3, 2004, the Company called the $542 million CODES. Bondholders had the option of taking cash or common stock, of which $358.3 million was redeemed at face value for cash and 4.5 million shares were issued.

The Company paid the $100 million floating rate note upon its maturity during the first quarter of 2004.

As part of the acquisition of Cashcard on April 3, 2004, the Company assumed $42.0 million of debt under a $122 million bank credit line, which was paid in full at December 31, 2004. Additionally, the Company assumed capital lease obligations of $11.9 million.

During 2004 the Company entered into capital lease agreements to finance the purchase of equipment and software. The terms of the capital leases range from one to five years and resulted in the Company recording an additional $18.6 million in short-term and $25.1 million in long-term borrowings at December 31, 2004.

On September 16, 2004, the Company issued $450 million of 3.90% senior notes due October 1, 2009 and $550 million of 4.85% senior notes due October 1, 2014. The Company received net proceeds of $447.8 million and $547.6 million from these issuances, respectively, which were used to repay outstanding commercial paper and for general corporate purposes. In conjunction with the debt offering, the Company entered into two five year and one 10 year interest rate swaps with notional amounts totaling $450 million and $550 million, respectively, to receive interest at the coupon rate of the debt and to pay interest at a variable rate equal to LIBOR plus 0.0875% and 0.2500%, respectively. The Company expects the change in the fair value of the interest rate swaps to offset changes in the fair value of the fixed rate debt due to market interest rate changes. The weighted-average interest rate on the five and 10 year notes on December 31, 2004 was 2.1% and 2.2%, respectively. Interest on the notes, which are public debt offerings, is payable semi-annually in arrears. The notes do not have sinking fund obligations. The September 2004 issuance completed all remaining registrations available at that time.

On November 12, 2004 the Company filed a $2 billion shelf registration which was fully available at December 31, 2004.

On July 30, 2003, the Company issued $500 million of 3.375% senior notes due August 1, 2008 and $500 million of 4.70% senior notes due August 1, 2013. The Company received net proceeds of $992.6 million from these issuances, which were used to repay a portion of outstanding commercial paper, repurchase the Company’s common stock and for general corporate purposes. Interest on the notes, which are public debt offerings, is payable semi-annually in arrears. The notes do not have sinking fund obligations. In conjunction with the debt offering, the Company entered into five and 10 year interest rate swaps with notional amounts of $250 million each to receive interest at the coupon rate of the debt and to pay interest at a variable rate equal to LIBOR plus 0.03% and 0.20%, respectively. The Company expects the change in the fair value of the interest rate swaps to offset changes in the fair value of the fixed rate debt due to market interest rate changes. The weighted average interest rate on the five and 10 year notes on December 31, 2004 was 2.9% and 3.6%, respectively.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 1999, the Company established a $300 million extendable commercial notes (“ECN”) program. As of December 31, 2004 and 2003, there were no outstanding notes under the ECN program.

In November 2001, the Company issued $650 million of 4.70% senior notes due 2006 and $650 million of 5.625% senior notes due 2011 and received net proceeds of $646 million and $644 million, respectively. The proceeds from these offerings were used to repay outstanding commercial paper, fund acquisitions and repurchase common stock. Interest on the notes, which are public debt offerings, is payable semi-annually in arrears. The notes do not have sinking fund obligations. In conjunction with the November 2001 debt offerings, the Company entered into several five-year interest rate swaps to receive interest at a fixed rate of 4.70% and to pay interest at a variable rate equal to LIBOR plus 0.1738%.

The outstanding medium-term notes have interest rates ranging from 5.80% to 6.38% and are due at various dates through 2008. Interest on the 6.75% term notes, which are public debt offerings, is payable semi-annually in arrears. These notes do not have sinking fund obligations and they are not redeemable prior to maturity.

In 2001, the Company entered into an interest rate swap with the notional amount totaling $200 million to receive interest at the fixed rate of 6.75%, and to pay interest at variable rates equal to LIBOR plus 2.415%, respectively. The Company expects the changes in the fair value of the interest rate swap to offset changes in the fair value of the fixed rate debt due to market interest rate changes.

Aggregate annual maturities of long-term debt are $688.3 million in 2006, $259.4 million in 2007, $600.7 million in 2008, $451.5 million in 2009 and $1,700.2 million in all periods thereafter.

Some of the Company’s borrowing agreements have certain restrictive covenants that may include limitations on the amount of subsidiary indebtedness, the allowance of liens, entering sale and leaseback transactions, the declaration of dividends by the Company’s subsidiaries, and certain fundamental changes by the Company. The Company would also be in default if the Company failed to pay certain obligations or failed to maintain an interest coverage ratio of not less than 2.5 to 1. The Company’s current interest coverage ratio is 19.6 to 1.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note	10: Supplemental Balance Sheet Information

December 31,	2004	2003
	(in millions)
Accounts receivable:
Customers	$1,575.6	$1,309.8
Unconsolidated merchant alliances	71.7	55.5
Interest and other receivables	205.1	203.4

	1,852.4	1,568.7
Less allowance for doubtful accounts	(48.0)	(43.8)

	$1,804.4	$1,524.9

Property and equipment:
Land	$81.0	$64.7
Buildings	359.5	295.3
Leasehold improvements	169.2	161.8
Equipment and furniture	1,942.2	1,668.4
Equipment under capital lease	84.9	57.9

	2,636.8	2,248.1
Less accumulated depreciation and amortization	(1,782.0)	(1,555.8)

	$854.8	$692.3

Other assets:
Investments	$320.4	$170.4
Regulatory and escrowed cash	598.4	422.4
Derivative financial instruments	64.2	121.8
Prepaid expenses	135.4	172.4
Inventory	98.0	91.0
Other	82.3	28.4

	$1,298.7	$1,006.4

Accounts payable and other liabilities:
Accounts payable and accrued expenses	$982.3	$830.4
Compensation and benefit liabilities	360.9	265.9
Pension obligations	205.3	192.8
Accrued costs of businesses acquired (including deferred acquisition consideration)	96.6	127.1
Income taxes payable	200.8	169.3
Deferred income taxes	821.4	411.2
Minority interest	68.4	162.6
Derivative financial instruments	431.9	395.0
Other liabilities	467.9	439.3

	$3,635.5	$2,993.6

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11:    Related Party Transactions

Merchant Alliances

A substantial portion of the Company’s business within the Merchant Services segment is conducted through merchant alliances. Certain merchant alliances, as it pertains to investments accounted for under the equity method, are joint ventures between the Company and financial institutions. No directors or officers of the Company have ownership interests in any of the alliances. The formation of each of these alliances generally involves the Company and the bank contributing contractual merchant relationships to the alliance and a cash payment from one owner to the other to achieve the desired ownership percentage for each. The Company and the bank contract a long-term processing service agreement as part of the negotiation process. This agreement governs the Company’s provision of transaction processing services to the alliance. Therefore, the Company has two income streams from these alliances: its share of the alliance’s net income (classified as “equity earnings in affiliates”) and the processing fees it charges to the alliance (classified as “transaction processing and service fees”). The processing fees are based on transaction volumes and unit pricing as contained in the processing services agreement negotiated with the alliance partner.

If the Company has majority ownership and management control over an alliance, then the alliance’s financial statements are consolidated with those of the Company and the related processing fees are treated as an intercompany transaction and eliminated upon consolidation. If the Company does not have a controlling ownership interest in an alliance, it uses the equity method of accounting to account for its investment in the alliance. As a result, the Company’s consolidated revenues include processing fees charged to alliances accounted for under the equity method.

The Company negotiated all agreements with the alliance banks. Therefore, all transactions between the Company and its alliances were conducted at arm’s-length. However, SFAS No. 57, “Related Party Disclosures,” defines a transaction between the Company and an entity for which investments are accounted for under the equity method by the Company as a related party transaction requiring separate disclosure in the financial statements provided by the Company. The revenue associated with these related party transactions are presented on the face of the Consolidated Statements of Income.

Other Affiliates

During 2004 the Company acquired 30% equity interests in each of Angelo Costa and Finint, agents of the Company. With these acquisitions, the Company now has an ownership interest in five international agents, which are accounted for under the equity method of accounting. The Company pays these agents, as it does its other agents, commissions for money transfer and other services they provide on Western Union’s behalf. These commissions are negotiated at arms-length. Commissions paid to these agents for the years ended December 31, 2004, 2003 and 2002 totaled $102.2 million, $68.8 million, and $58.2 million, respectively.

Subsidiaries

The Company has intercompany transactions with less than wholly owned subsidiaries. The most significant of such transactions is between the Company and eONE and its subsidiaries. The Company provides eONE with transaction processing, administrative, legal, and accounting services. Such transactions are typically done at arms-length, subject to oversight pursuant to policies and procedures established by a committee of the Company’s Board of Directors, and eliminated upon consolidation.

The Company also has limited transactions between its segments. These transactions are eliminated upon consolidation.

    FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Transactions and Balances Involving Directors and Company Executives

On February 1, 2001, eONE loaned Mr. Staglin, a director of the Company through March 6, 2002 and Chief Executive Officer of eONE through March 31, 2004, $16.9 million at 7.4% interest. The loan was made to allow Mr. Staglin to exercise his options to purchase Class B Common Limited Partnership Interests of eONE. Mr. Staglin left the Company on March 31, 2004 and upon termination of his employment, he exercised his right to sell the shares purchased at the time of eONE’s formation to eONE at the original purchase price. Upon exercise of his rights, the outstanding balance on the note was satisfied.

Mr. Robinson, a director of the Company, and members of his family control and have equity interests in RRE Ventures including: RRE Investors, LP; RRE Investors Fund, LP; RRE Ventures II, LP; RRE Ventures Fund II, LP; RRE Ventures III-A, LP; RRE Ventures III, LP; RRE Ventures Fund III, LP and RRE Advisors, LLC. Prior to authorizing the transactions as described below, Mr. Robinson’s interests in the transactions were disclosed to and reviewed by the Board or the Oversight Committee of the Board.

The Company or eONE made commitments of $3.0 million, $5.0 million, and $1.0 million in 1996, 1999, and 2001 respectively, to RRE Investors, LP; RRE Ventures II, LP and RRE Ventures III-A, LP. eONE is required to pay RRE Advisors, LLC an annual management fee of between 1.0% and 2.5% of its capital commitment. Such fees totaled $0.2 million in 2004, 2003 and 2002, respectively. At December 31, 2004 and 2003, the carrying value of eONE’s investment in the RRE entities after distributions was $1.9 million and $2.2 million, respectively.

In March 2003, the Company and other third parties including RRE Ventures II, LP and RRE Ventures Fund II, LP purchased $6 million of senior secured convertible bridge notes with warrants from e-Duction Inc. The Company’s portion of these notes is $2.4 million which was converted into Class A Preferred Stock in 2004 as part of an e-Duction recapitalization. Including investments prior to 2003, the Company and entities affiliated with RRE Ventures own approximately 18.0% and 18.6% of e-Duction’s equity, respectively.

In the third quarter of 2004, the Company invested $1.6 million in BitPass, Inc., a company founded in 2002 that offers a digital content micropayment system for consumers and merchants. RRE Ventures III-A, LP; RRE Ventures III, LP and RRE Ventures Fund III, LP also invested $2 million in BitPass, Inc. as part of the same transaction on the same terms as the Company. The investment resulted in the Company acquiring an economic interest of approximately 8.5% and entities affiliated with RRE Ventures owning approximately 10.7% of BitPass in the form of Series B Preferred Stock.

In February 2005, a subsidiary of eONE sold assets related to its mobile wallet software business to Qpass, Inc. for $1.5 million, a portion of which is contingent upon Qpass, Inc. obtaining certain agreements from a third party. Mr. Robinson is a director of Qpass, Inc., and RRE Investors, LP and RRE Investors Fund, LP hold a minority interest in Qpass, Inc.

Prior to the merger of Concord EFS, Inc. into a subsidiary of the Company and his becoming a director of the Company on March 1, 2004, Richard P. Kiphart was the non-executive chairman of the board of directors of Concord as well as the manager of the corporate finance department and a principal at William Blair & Company, L.L.C. Concord hired William Blair to advise it in connection with its consideration of the proposed merger and to provide a fairness opinion in connection with the merger. Pursuant to a letter agreement dated February 20, 2003, Concord paid William Blair a fee of $1.5 million upon the delivery of its opinion, dated April 1, 2003, as to the fairness, from a financial point of view, of the exchange ratio in the original merger agreement.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the terms of the letter agreement, William Blair received an additional fee of $9.5 million upon the completion of the merger on February 26, 2004. In addition, Concord reimbursed William Blair for all of its out-of-pocket expenses (including fees and expenses of its counsel) reasonably incurred by it in connection with its services and will indemnify William Blair against potential liabilities arising out of its engagement.

Note 12:    Commitments and Contingencies

The Company leases certain of its facilities and equipment under operating lease agreements, substantially all of which contain renewal options. Total rent expense for operating leases was $127.8 million in 2004, $134.8 million in 2003, and $137.3 million in 2002.

Future minimum aggregate rental commitments at December 31, 2004 under all noncancelable leases, net of sublease income, were $310.8 million and are due in the following years: $81.2 million for 2005, $70.5 million for 2006, $56.9 million for 2007, $40.3 million for 2008, $23.9 million for 2009, and $38.0 million thereafter.

The sublease income is earned from leased space, which FDC concurrently subleases to its customers with comparable time periods. Certain future lease rental income exceeds lease payments, and was excluded from the rental commitment amounts above. At December 31, 2004, these amounts totaled $28.0 million in FDC obligations. The Company has guaranteed residual values aggregating $191.9 million related to synthetic operating leases.

In addition, the Company has certain guarantees imbedded in leases and other agreements wherein the Company is required to relieve the counterparty in the event of changes in the tax code or rates. The Company believes the fair value of such guarantees is insignificant due to the likelihood and extent of the potential changes.

In connection with FDC’s money transfer business, the Company entered into a minimum purchase agreement with one of its data processing vendors. Under this agreement, the Company is required to purchase at least $70 million in goods and services over a period of 66 months commencing January 1, 2003. At December 31, 2004, approximately $24.9 million in goods remained to be purchased under this agreement.

In 2001, two putative class actions based on similar factual allegations were filed in the United States District Court for the Eastern District of New York against the Company and its subsidiary, Western Union Financial Services, Inc., asserting claims on behalf of a putative worldwide class (excluding members of the settlement class of similar actions previously filed against the Company and its subsidiaries). These actions have been consolidated into a single action. The plaintiffs claim that the Company, Western Union and Orlandi Valuta impose an undisclosed “charge” when they transmit consumers’ money by wire either from the United States to international locations or from international locations to the United States, in that the exchange rate used in these transactions is less favorable than the exchange rate that Western Union and Orlandi Valuta receive when they trade currency in the international money market. Plaintiffs further assert that Western Union’s failure to disclose this “charge” in the transactions violates 18 U.S.C. section 1961 et seq. and state deceptive trade practices statutes, and also asserts claims for civil conspiracy. The plaintiffs seek injunctive relief, compensatory damages in an amount to be proven at trial, treble damages, punitive damages, attorneys’ fees, and costs of suit. The parties to this action reached a proposed settlement of all claims that includes the following: (1) Western Union (and, with respect to money transfer transactions from the U.S. other than California to Mexico, Orlandi Valuta) will issue coupons for discounts on future international money transfer transactions to customers who transferred money from the U.S. to certain countries other than Mexico between January 1, 1995 and approximately March 31, 2000 (for certain services, Western Union will issue coupons for transactions conducted as late as December 31, 2001), from anywhere in the U.S. other than California to Mexico between September 1, 1999 and March 31,

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2000 (again, for certain services, Western Union will issue coupons for transactions conducted as late as December 31, 2001), from countries other than Canada to the U.S. between January 1, 1995 and March 31, 2000, and from Canada to the U.S. between January 1, 1995 and approximately July 31, 2002; (2) injunctive relief requiring Western Union and Orlandi Valuta to make additional disclosures regarding their foreign exchange practices; and (3) reasonable attorneys’ fees, expenses and costs as well as the costs of settlement notice and administration. A small number of class members filed objections to or requests for exclusion from the proposed settlement. The Court held a fairness hearing on April 9, 2004 and granted final approval of the settlement on October 19, 2004. On February 7, 2005, the Court approved the application of plaintiffs, made pursuant to the terms of the settlement, for an award of attorney’s fees and a payment to the class representatives. Also on February 7, 2005, the Court entered a final judgment in the action. The time period during which objectors may appeal has not yet expired. If an appeal is taken and the approval of the settlement is reversed on appeal, the Company intends to vigorously defend this action.

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

On November 5, 2002, the Company and two of its subsidiaries filed counterclaims in the VISA action. In the counterclaim, the Company alleges that VISA International and VISA U.S.A., Inc. (collectively “VISA”), have abused their market power to prevent the Company from internally processing VISA credit card transactions outside of the VISA network through private arrangements. The Company also alleges that VISA has barred the Company and its customers from using private arrangements to bypass the VISA network, required the Company’s customers to pay for VISA’s network services regardless of whether the customers use those services, uses its fee structure to raise the costs of rivals and potential rivals, imposes unreasonable conditions on rivals’ access to its network and deters and prevents its members from using more efficient providers of network services such as the Company. Based on this and other conduct, the counterclaim asserts claims of monopolization, attempt to monopolize, tying, unfair competition, violations of the Cartwright Act, defamation, trade libel, interference with prospective economic advantage, and breach of contract. The Company seeks trebled and punitive damages, attorneys’ fees and costs, restitution and disgorgement, and injunctive relief. The Company believes that it has complied with all of its obligations to VISA and that the allegations in its counterclaim are well founded. On August 11, 2004, the Court denied VISA’s Motion to Dismiss the Company and its two subsidiaries’ counterclaim. The Company amended the counterclaim on August 13, 2004 and on September 3, 2004 the Court entered an order vacating the trial date and setting the close of fact and expert discovery in April 2005.

A number of complaints against Concord and its directors containing essentially identical allegations were consolidated on November 20, 2002 under the caption In re Concord EFS, Inc. Securities Litigation in the United States District Court for the Western District of Tennessee. The lead plaintiffs in the action have filed a Consolidated Amended Complaint on or about February 17, 2003, in which they allege, among other items, that

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concord’s financial statements were materially misleading because they failed to disclose “related party transactions” with H&F Card Services, Inc. (“H&F”). The Consolidated Amended Complaint seeks class certification, an unspecified amount of compensatory damages, including interest thereon, attorney fees and other costs and expenses on behalf of the plaintiffs and members of the putative class, and other relief the Court may deem just and proper. The parties are currently engaged in discovery. The Company intends to vigorously defend against these claims.

On or about April 3 and 4, 2003 two purported class action complaints were filed on behalf of the public holders of Concord’s common stock (excluding shareholders related to or affiliated with the individual defendants). The defendants in those actions were certain current and former officers and directors of Concord. The complaints generally alleged breaches of the defendants’ duty of loyalty and due care in connection with the defendants’ alleged attempt to sell Concord without maximizing the value to shareholders in order to advance the defendants’ alleged individual interests in obtaining indemnification agreements related to the securities litigation discussed above and other derivative litigation. The complaints sought class certification, injunctive relief directing the defendants’ conduct in connection with an alleged sale or auction of Concord, reasonable attorneys’ fees, experts’ fees and other costs and relief the Court deems just and proper. On or about April 2, 2003 an additional purported class action complaint was filed by Barton K. O’Brien. The defendants were Concord, certain of its current and former officers and directors. This complaint contained allegations regarding the individual defendants’ alleged insider trading and alleged violations of securities and other laws and asserted that this alleged misconduct reduced the consideration offered to Concord shareholders in the proposed merger between Concord and a subsidiary of the Company. The complaint sought class certification, attorneys’ fees, experts’ fees, costs and other relief the Court deems just and proper. Moreover, the complaint also sought an order enjoining consummation of the merger, rescinding the merger if it is consummated and setting it aside or awarding rescissory damages to members of the putative class, and directing the defendants to account to the putative class members for unspecified damages. These complaints were consolidated in a second amended consolidated complaint filed September 19, 2003 into one action (In re Concord EFS, Inc. Shareholder Litigation) in the Shelby County Circuit for the State of Tennessee.

On October 15, 2003, the plaintiffs In re Concord EFS, Inc. Shareholder Litigation moved for leave to file a third amended consolidated complaint similar to the previous complaints but also alleging that the proxy statement disclosures relating to the antitrust regulatory approval process were inadequate. On October 17, 2003, the plaintiffs filed a motion for preliminary injunction to enjoin the shareholder vote on the proposed merger and/or the merger itself. The Court denied the plaintiffs’ motion on October 20, 2003 but ordered deposition discovery on an expedited basis. On October 27, 2003 the plaintiffs filed a renewed motion to enjoin the shareholder vote, which was denied by the Court the same day. A motion to dismiss was filed on June 22, 2004 alleging that the claims should be denied and are moot since the merger has occurred. On October 18, 2004, the Court heard arguments on the plaintiff’s motion to amend complaint and the defendant’s motion to dismiss. The Company intends to vigorously defend the action.

On July 2, 2004, Pamela Brennan, Terry Crayton, and Darla Martinez filed a class action complaint on behalf of themselves and all others similarly situated in the United States District Court for the Northern District of California against the Company, its subsidiary Concord EFS, Inc., and various financial institutions. Plaintiffs claim that the defendants have violated antitrust laws by conspiring to artificially inflate foreign ATM fees that were ultimately charged to ATM cardholders. Plaintiffs seek a declaratory judgement, injunctive relief, compensatory damages, attorneys’ fees, costs and such other relief as the nature of the case may require or as may seem just and proper to the court. Five similar suits were filed and served in July, August and October 2004, two in the Central District of California (Los Angeles), two in the Southern District of New York, and one in the Western District of Washington (Seattle). The Plaintiffs sought to have all of the cases consolidated by the Multi District Litigation panel. That request was denied by the panel December 16, 2004 and all cases have been

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

transferred to the Northern District Court of California. With the exception of the Murray case, which has not yet been assigned, all actions have been assigned to a single judge. That judge has stayed the litigation pending resolution of the defendant’s motions seeking dismissal of the Brennan complaint. Those motions are scheduled to be argued March 24, 2005. The Company intends to vigorously defend these actions.

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

Note 13:    Stockholders’ Equity

Dividends

FDC increased its dividend from $0.01 to $0.02 per share on a quarterly basis to stockholders during the second quarter of 2002. The Company’s Articles of Incorporation authorizes 10.0 million shares of preferred stock, none of which are issued. Cash dividends of $67.4 million, $58.7 million and $52.9 million were declared for the years ended December 31, 2004, 2003 and 2002, respectively. In February 2005, the Company increased its quarterly dividend to $0.06 per common share.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Comprehensive Income

The income tax effects allocated to and the cumulative balance of each component of other comprehensive income are as follows (in millions):

	Beginning Balance	Pretax Gain (Loss) Amount	Tax (Benefit)/ Expense	Net-of- Tax Amount	Ending Balance
December 31, 2004
Unrealized losses on investments	$179.3	$(166.7)	$(58.8)	$(107.9)	$71.4
Unrealized gains on hedging activities	(209.3)	35.2	19.2	16.0	(193.3)
Currency translation adjustment	61.4	71.7	24.4	47.3	108.7
Minimum pension liability	(131.6)	(49.5)	(17.5)	(32.0)	(163.6)

	$(100.2)	$(109.3)	$(32.7)	$(76.6)	$(176.8)

December 31, 2003
Unrealized losses on investments	$215.4	$(55.5)	$(19.4)	$(36.1)	$179.3
Unrealized gains on hedging activities	(281.6)	111.2	38.9	72.3	(209.3)
Currency translation adjustment	(26.5)	135.2	47.3	87.9	61.4
Minimum pension liability	(104.9)	(41.1)	(14.4)	(26.7)	(131.6)

	$(197.6)	$149.8	$52.4	$97.4	$(100.2)

December 31, 2002
Unrealized gains on investments	$19.3	$301.8	$105.7	$196.1	$215.4
Unrealized losses on hedging activities	(69.1)	(324.4)	(111.9)	(212.5)	(281.6)
Currency translation adjustment	(60.5)	52.2	18.2	34.0	(26.5)
Minimum pension liability	(33.0)	(108.8)	(36.9)	(71.9)	(104.9)

	$(143.3)	$(79.2)	$(24.9)	$(54.3)	$(197.6)

Other Stockholders’ Equity Transactions

FDC issued 169.8 million shares of FDC common stock to Concord shareholders, and the outstanding Concord options were converted to options to purchase 20.5 million shares of FDC common stock pursuant to the exchange ratio of 0.365 FDC common shares for every Concord common share. The common shares issued and option conversion were based on the actual number of shares of Concord common stock and options outstanding on February 26, 2004. The average market price per share of FDC’s common stock of $38.82 is based on an average of trading days (December 11, December 12, December 16 and December 17) around the December 15, 2003 announcement date of the amended terms of the proposed merger. In accordance with the terms of the merger, Concord’s outstanding options that were granted prior to February 26, 2004 vested upon completion of the merger. Options assumed in conjunction with the acquisition had a weighted-average exercise price of $36.11 and a fair market value of $268.5 million based on the Black-Scholes option-pricing model.

The Company awarded 460,000 shares of restricted stock to officers during the year ended December 31, 2004 as discussed in Note 14.

The Company called the $542 million CODES on March 3, 2004. The Company issued 4.5 million common shares to certain of the bondholders who elected shares versus a cash payment.

In February 2003, an eONE subsidiary issued 510,425 shares of subsidiary stock to a third party in exchange for relinquishing claims to intellectual property.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table presents stock repurchase programs authorized by the Board of Directors from 2001 through 2004, disclosing total shares purchased under each program and the associated cost:

	2004		2003		2002
	Treasury Shares	Cost	Treasury Shares	Cost	Treasury Shares (a)	Cost
	(in millions)
$700 million, authorized September 2001	—	—	—	—	14.1	$512.8
$500 million, authorized May 2002	—	—	11.5	$461.9	1.1	38.3
$1.145 billion, authorized May 2003	3.4	$145.8	25.3	999.5	—	—
$1.0 billion, authorized February 2004	23.3	1,000.3	—	—	—	—
$2.0 billion, authorized May 2004	47.4	2,000.6	—	—	—	—
$1.5 billion, authorized October 2004	14.1	594.7	—	—	—	—

	88.2	$3,741.4	36.8	$1,461.4	15.2	$551.1
Treasury stock purchases related to employee benefit plans	18.0	776.3	9.7	363.6	7.7	298.0

Total stock repurchases	106.2	$4,517.7	46.5	$1,825.0	22.9	$849.1

(a)	Share amounts have been retroactively restated for all periods to reflect the impact of the stock split.

During 2004, the Company announced the following increases to the share repurchase programs: $1.0 billion in February, $2.0 billion in May, and $1.5 billion in October. As of December 31, 2004, the Company’s remaining authorization enables the Company to repurchase up to $905.5 million of its outstanding common stock. In February 2005, the Company increased the share repurchase program by $2 billion.

The Company has available an outstanding shelf registration facility providing for the issuance of approximately 10 million shares of the Company’s common stock in connection with certain types of acquisitions.

Common Stock Warrants

Upon the formation of eONE in 2000, the Company issued a warrant to iFormation Group to purchase 3.5 million shares of FDC common stock at a price of $40.03 per share. The warrant was exercisable at the earlier of November 15, 2004 or upon the occurrence of certain events. As of December 31, 2004 the warrant had not been exercised.

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

In connection with a service agreement executed in 2003, the Company issued a warrant to purchase 200,000 shares of FDC common stock at a price of $50.00 per share. The warrant is exercisable between June 2006 and June 2009.

Note 14:    Stock Compensation Plans

FDC has a plan that provides for the granting of stock options to employees and other key individuals who perform services for the Company. A total of 237.8 million shares of common stock have been reserved for issuance under the plan and a total of 45.3 million shares remain available for future grant. The options have been issued at a price equivalent to or in excess of the common stock’s fair market value at the date of grant, generally have 10 year terms and become exercisable in three or four equal annual increments beginning 12 months after the date of grant.

To complete the merger with Concord in 2004, FDC issued fully vested options to purchase 20.5 million shares of FDC common stock to Concord option holders. The fair value of the options calculated using a Black-Scholes option-pricing model was included in the purchase price.

In February 2004, the Company awarded 460,000 shares of restricted stock to officers. The stock awards vest if the executives are still employed by the Company at the time, on the earlier of (i) February 25, 2009 or (ii) at any time after February 25, 2007 if on each trading day during the previous 30-day period the highest intra-day trading price of the Company’s common stock on the New York Stock Exchange is equal to or greater than $70.00 per share. Vesting may be accelerated pursuant to the terms of the 2002 Long-Term Incentive Plan. The fair value of the restricted shares on the date of the grant is amortized ratably over the vesting period. Unearned compensation on the February 2004 grant of $18.8 million was recorded based on the market value of the shares on the date of grant and is being amortized over five years. The unamortized balance of $15.6 million of unearned compensation on restricted stock is included as a component of additional paid-in capital in stockholders’ equity.

In December 1997, the Company instituted a restricted stock award program for key technical systems and related employees. As of December 31, 2004 and 2003, no shares remain outstanding under this program. The 1.5 million restricted shares originally granted had a two- or three-year restriction period from the date of grant, with the last grant date being December 2000.

In October 1996, the Company instituted an employee stock purchase plan for which a total of 18.0 million shares have been reserved for issuance, of which 3.0 million shares remain available for future purchase. Monies accumulated through payroll deductions elected by eligible employees are used to make quarterly purchases of FDC common stock at a 15% discount from the lower of the market price at the beginning or end of the quarter.

eONE and its four subsidiaries, SurePay, govONE, Encorus and Velosant, instituted long-term incentive plans that provide for the granting of partnership interests to employees and other key individuals. During 2003, SurePay ceased operations and all outstanding options were cancelled. The options were issued at a price equivalent to the fair market value of the interests at the date of grant, generally have 10-year terms and become exercisable over a three or four-year vesting period. The following options were outstanding at December 31, 2004 under the eONE, govONE, Encorus and Velosant plans, 1.1 million, 5.0 million, 0.5 million and 3.7 million, respectively. There were no option grants during the year ended December 31, 2004. The weighted-

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

average exercise price under the eONE, govONE, Encorus and Velosant plans was $4, $3, $5 and $1, respectively. In 2001, eONE loaned $20.1 million to three employees in connection with the exercise of options to purchase five million eONE partnership interests. Upon two employees exercising their rights to have the Company repurchase their shares, two of these loans were satisfied in March 2004. See Note 2 for additional discussion.

The Company has elected to follow APB 25 for its employee stock options as allowed by SFAS 123. Under APB 25, no compensation expense is recognized because the exercise price of the Company’s employee stock options equals or exceeds the market price of the underlying stock on the date of grant.

Pro forma information regarding net income and earnings per share is required by SFAS 123, assuming the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of SFAS 123. The fair value for FDC options and employee stock purchase plan rights was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	2004	2003	2002
FDC:
Weighted average risk-free interest rate	3.25%	2.95%	4.18%
Dividend yield	0.20%	0.22%	0.21%
Volatility	30.5%	37.0%	40.0%
Expected option life	5 years	5 years	5 years
Expected employee stock purchase right life (in years)	0.25	0.25	0.25

	2004	2003	2002
Weighted-average fair value:
FDC options granted	$13	$13	$17
FDC employee stock purchase rights	8	7	7

The Company’s pro forma information, amortizing the fair value of the options over their vesting period and including the stock purchase rights, is as follows (included in the pro forma expense is $2.2 million, $4.8 million, and $5.1 million, net of tax, for the years ended December 31, 2004, 2003 and 2002, respectively, related to eONE and its subsidiary plans):

	2004	2003	2002
	(in millions, except per share amounts)
Reported net income	$1,875.2	$1,408.7	$1,237.9
Restricted stock expense included in reported net income, net of tax	2.0	—	—
SFAS 123 expense, net of tax	(118.2)	(114.0)	(109.5)

Pro forma net income	$1,759.0	$1,294.7	$1,128.4

Reported earnings per share—basic	$2.27	$1.91	$1.63
Reported earnings per share—diluted	2.23	1.88	1.61
Pro forma earnings per share—basic	$2.13	$1.75	$1.49
Pro forma earnings per share—diluted	2.09	1.73	1.46

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of FDC stock option activity is as follows (options in millions):

	2004		2003		2002
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at January 1	60.1	$30	59.2	$28	56.7	$22
Granted	22.0	40	10.8	35	16.2	41
Issued in the Concord merger	20.5	36	—	—	—	—
Exercised	(17.1)	25	(6.9)	21	(11.1)	14
Cancelled	(4.7)	43	(3.0)	35	(2.6)	30

Outstanding at December 31	80.8	35	60.1	30	59.2	28

Options exercisable at year-end	43.5	$31	29.8	$24	24.9	$21

The following summarizes information about FDC stock options outstanding at December 31, 2004 (options in millions):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$5.42 to $18.49	8.2	3 years	$15	8.1	$15
$18.50 to $23.00	9.1	4 years	21	9.1	21
$23.40 to $34.37	21.9	7 years	31	12.9	29
$34.70 to $42.20	36.1	8 years	40	9.0	39
$42.27 to $91.37	5.5	7 years	67	4.4	73

	80.8	7 years	$35	43.5	$31

Options with an exercise price greater than $45.46 included in the $42.27 to $91.37 range represent a portion of the options issued to the former Concord employees upon consummation of the merger.

Note 15:    Employee Benefit Plans

Defined Contribution Plans

FDC and certain of its subsidiaries maintain defined contribution savings plans covering virtually all of the Company’s full-time U.S. employees. The plans provide tax-deferred amounts for each participant, consisting of employee elective contributions, Company matching and discretionary Company contributions. In addition, the Company provides non-qualified deferred compensation plans for certain highly compensated employees. The plans provide tax-deferred contributions, matching and the restoration of Company contributions under the defined contribution plans otherwise limited by the IRS or plan limits. The aggregate amounts charged to expense in connection with these plans were $58.4 million in 2004, $55.8 million in 2003, and $46.1 million in 2002.

On August 1, 2004, the Company introduced a Defined Contribution Pension Plan for employees in the United Kingdom. As of that date all new employees may elect to participate in the Defined Contribution Plan but will not be able to participate in the Defined Benefit Plan. Existing employees as of August 1, 2004 were allowed to make a one-time election to participate in either the Defined Contribution Plan or the Defined Benefit Plan.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Defined Benefit Plans

The acquisition of Western Union in 1994 included the assumption of $304 million of underfunded obligations related to a suspended defined benefit pension plan. Benefit accruals under this plan were suspended in 1988. The Company reduced these underfunded obligations by making cash contributions to the Western Union Plan including $20.0 million in 2003 and $35.6 million in 2004.

The Company has another defined benefit pension plan, which is frozen and covers certain full-time employees in the U.S., and separate plans covering certain employees located in the United Kingdom and Germany. As of August 1, 2004, the United Kingdom Defined Benefit Plan will not be offered to new employees, however, the United Kingdom is required to continue offering benefits to employees that were participating in the plan as of August 1, 2004. The cost of retirement benefits for eligible employees, measured by length of service, compensation and other factors, is being funded through trusts established under the plans in accordance with laws and regulations of the respective countries.

The Company uses a September 30 measurement date for all of its plans.

The following table provides a reconciliation of the changes in the plans’ benefit obligation and fair value of assets over the periods ended September 30, 2004 and 2003, respectively, and a statement of the funded status as of September 30 for both years:

September 30,	2004	2003
	(in millions)
Change in benefit obligation
Benefit obligation at October 1,	$1,001.4	$894.9
Service costs	10.9	8.1
Interest costs	57.9	56.0
Actuarial loss	74.5	75.7
Acquired benefit obligations	2.0	—
Termination benefits*	2.1	0.8
Benefits paid	(64.7)	(63.1)
Foreign currency translation	35.2	27.8
Plan participant contributions	2.0	1.2

Benefit obligation at September 30,	1,121.3	1,001.4
Change in plan assets
Fair value of plan assets at October 1,	752.2	675.5
Actual return on plan assets	68.6	83.9
Company contributions	57.6	34.9
Plan participant contributions	2.0	1.2
Benefits paid	(64.7)	(63.1)
Foreign currency translation	23.2	19.8

Fair value of plan assets at September 30,	838.9	752.2

Funded status of the plans	(282.4)	(249.2)
Unrecognized amounts, principally net loss	329.1	258.8

Total recognized	$46.7	$9.6

*	The First Data Europe restructuring activities resulted in an increase in the projected benefit obligation.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table provides the amounts recognized in the Consolidated Balance Sheets:

December 31,	2004	2003
	(in millions)
Accrued benefit liability	$(205.3)	$(192.8)
Accumulated other comprehensive income	252.0	202.4

Net amount recognized	$46.7	$9.6

The accumulated benefit obligation for all defined benefit pension plans was $1,044.1 million and $945.0 million at September 30, 2004 and 2003, respectively.

The accrued benefit liability is included in “accounts payable and other liabilities” on the Consolidated Balance Sheets.

For the year ended September 30, 2004 and 2003, the projected benefit obligation and the accumulated benefit obligation was in excess of the fair value of plan assets for all pension plans.

The following table provides the components of net periodic benefit cost for the plans:

Year ended December 31,	2004	2003	2002
	(in millions)
Service costs	$10.9	$8.1	$6.9
Interest costs	57.9	56.0	55.9
Expected return on plan assets	(61.8)	(57.3)	(64.2)
Amortization	9.4	6.5	1.8

Net periodic benefit (income) expense	$16.4	$13.3	$0.4

Additional information

Increase in minimum liability included in other comprehensive income	$49.5	$41.1	$108.8

Assumptions

The weighted-average rate assumptions used in the measurement of the Company’s benefit obligation are shown as follows:

	2004	2003
Discount rate	5.49%	5.88%
Rate of compensation increase	3.79%	4.00%

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average rate assumptions used in the measurement of the Company’s net cost are shown as follows:

	2004	2003	2002
Discount rate	6.08%	6.32%	6.91%
Expected long-term return on plan assets	7.84%	7.87%	8.49%
Rate of compensation increase	3.75%	3.75%	4.00%

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

The Company employs a building block approach in determining the long-term rate of return for plan assets. Historical markets are studied and long-term historical relationships between equities and fixed-income securities are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. The long-term portfolio return is established using a building block approach with proper consideration of diversification and re-balancing. Peer data and historical returns are reviewed to check for reasonableness and appropriateness.

Plan	Assets

The Company’s pension plan asset allocation at September 30, 2004 and 2003, and target based on the investment policy are as follows:

Asset Category	Percentage of Plan Assets at Measurement Date
	2004	2003
Equity securities	56%	53%
Debt securities	42	42
Other	2	5

Total	100%	100%

Asset Category	Target allocation	Target allocation
	U.S. plans	Foreign plans
Equity securities	25-70%	80%
Debt securities	40-70	20
Other	0-10	0

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table details plan assets invested in related party securities:

	2004			2003
Plan Asset Holdings	Shares (in thousands)	Fair Market Value (in millions)	% of Total Plan Assets	Shares (in thousands)	Fair Market Value (in millions)	% of Total Plan Assets
FDC common stock	68.4	$3.0	0.36%	67.6	$2.7	0.36%
Bank of New York common stock	54.0	$1.6	0.19%	34.0	$1.0	0.13%
Bank of New York certificate of deposit (book value $1 million)	—	$1.0	0.13%	—	$1.1	0.14%
Hewitt Associates, Inc. common stock	14.9	$0.4	0.05%	—	—	—

The maturities of debt securities at September 30, 2004 range from current to 41 years with a weighted-average maturity of 14 years.

The Company employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities and plan funded status. The investment portfolio contains a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, as well as growth, value, and small and large capitalizations. Other assets, primarily private equity, are used judiciously to enhance long-term returns while improving portfolio diversification. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements, and periodic asset and liability studies. In December 2004 the investment policy was revised to allow asset allocations for U.S. plans as follows: equity securities 30-50%; debt securities 50-60%; and other 0-10%. It will take a period of time for plan assets to be invested according to the new asset allocation percentages.

Contributions

The Company expects to contribute approximately $7.0 million to the U.S. pension plans in 2005. Contributions to plan assets of the United Kingdom plan in 2005 are expected to be approximately $14.0 million.

The estimated future benefit payments, which reflect expected future service, are expected to be $61.5 million in 2005, $61.0 million in 2006, $60.8 million in 2007, $61.2 million in 2008, $61.4 million in 2009 and $315.1 million in 2010 through 2014.

The Company does not offer post-retirement health care or other insurance benefits for retired employees; however, the Company is required to continue such plans that were in effect when it acquired Western Union. Generally, retiring Western Union employees bear the entire cost of the premiums.

Note 16:    Segment Information

Operating segments are defined by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”) as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. FDC’s CODM is its Executive Committee, which consists of the Company’s Chief Executive Officer and Executive Vice Presidents. FDC classifies its businesses into three segments: Payment Services, Merchant Services and Card Issuing Services. The operating

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

segments are reviewed separately below because each operating segment represents a strategic business unit that generally offers different products and serves different markets.

NYCE’s operations are being treated as discontinued operations. All periods were adjusted for the Merchant Services and Card Issuing Services segments to properly reflect these operations as discontinued.

The business segment measurements provided to, and evaluated by, the Company’s CODM are computed in accordance with the following principles:

•	The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

•	Segment revenue includes interest income, equity earnings in affiliates and inter-segment revenue.

•	Corporate overhead is allocated to the segments based on a percentage of the segments’ revenues.

•	Segment operating profit includes interest income, minority interest and equity earnings in affiliates, net of related amortization expense.

•	Segment operating profit excludes restructuring charges, asset impairment charges, significant litigation and regulatory settlement charges, other charges, interest expense, investment gains and losses, business divestiture gains and losses and income taxes since they are not allocated to the segments for internal evaluation purposes. While these items are identifiable to the business segments, they are not included in the measurement of segment operating profit provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation.

•	Revenues and operating profit of the Payment Services segment are stated on a pretax equivalent basis (i.e., as if investment earnings on nontaxable investments were fully taxable at FDC’s marginal tax rate).

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

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

GCA Disposition

In March 2004 the Company sold its 67% interest in GCA which comprised the Merchant Services segment’s gaming services. GCA’s historic operating results have been removed from the Merchant Services segment results. The GCA operating results from January 2004 to March 2004 and for 2003 and 2002 are included in the Consolidated Statements of Income and are presented as a divested business for purposes of segment reporting on a retroactive basis.

The following tables present the Company’s operating segment results for the years ended December 31, 2004, 2003 and 2002:

Year Ended December 31, 2004	Payment Services	Merchant Services	Card Issuing Services	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$3,735.3	$2,724.2	$1,723.4	$137.7	$8,320.6
Check verification and guarantee services	—	405.4	—	—	405.4
Investment income, net	286.2	17.3	—	—	303.5
Professional services	—	30.4	50.2	32.4	113.0
Software licensing and maintenance	—	6.5	24.0	33.0	63.5
Product sales and other	4.6	441.1	9.2	30.6	485.5
Reimbursable postage and other	11.8	23.7	570.0	0.1	605.6
Equity earnings in affiliates (a)	3.4	194.9	—	—	198.3
Interest income	2.0	0.8	6.9	15.4	25.1

Total segment reporting revenues	$4,043.3	$3,844.3	$2,383.7	$249.2	$10,520.5

Internal revenue and pretax equivalency	$227.4	$36.9	$67.5	$10.2	$342.0
External revenue	3,815.9	3,807.4	2,316.2	239.0	10,178.5
Depreciation and amortization	104.0	352.3	252.4	26.8	735.5
Operating profit (loss)	1,305.2	990.3	508.1	(95.1)	2,708.5
Restructuring, impairments, litigation and regulatory settlements, other, investment gains and losses, net	(3.2)	(69.8)	(19.8)	(22.7)	(115.5)
Expenditures for long-lived assets	139.5	(93.1)	457.3	59.3	563.0
Equity earnings in affiliates	0.7	167.4	(2.9)	(1.3)	163.9
Investment in unconsolidated affiliates	152.9	560.0	84.0	3.8	800.7

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year Ended December 31, 2003	Payment Services	Merchant Services	Card Issuing Services	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$3,230.6	$1,730.4	$1,392.2	$155.4	$6,508.6
Check verification and guarantee services	—	389.2	—	—	389.2
Investment income, net	354.1	9.5	—	—	363.6
Professional services	—	31.9	50.1	47.3	129.3
Software licensing and maintenance	—	4.2	21.5	27.7	53.4
Product sales and other	3.8	341.3	5.7	43.5	394.3
Reimbursable postage and other	13.7	—	617.2	0.1	631.0
Equity earnings in affiliates (a)	0.4	170.2	—	—	170.6
Interest income	0.9	0.8	2.9	2.9	7.5

Total segment reporting revenues	$3,603.5	$2,677.5	$2,089.6	$276.9	$8,647.5

Internal revenue and pretax equivalency	$239.1	$35.2	$53.3	$11.3	$338.9
External revenue	3,364.4	2,642.3	2,036.3	265.6	8,308.6
Depreciation and amortization	103.9	220.4	201.1	27.8	553.2
Operating profit (loss)	1,228.1	723.2	309.9	(77.3)	2,183.9
Restructuring, impairments, litigation and regulatory settlements, investment gains and losses, net	(3.0)	(11.0)	(20.1)	(11.7)	(45.8)
Expenditures for long-lived assets	169.1	184.4	138.7	72.2	564.4
Equity earnings in affiliates	(1.8)	144.5	(1.7)	(2.3)	138.7
Investment in unconsolidated affiliates	110.0	564.0	98.1	2.5	774.6

Year Ended December 31, 2002
Revenues:
Transaction and processing service fees	$2,818.8	$1,532.2	$1,354.4	$158.9	$5,864.3
Check verification and guarantee services	—	375.6	—	—	375.6
Investment income, net	299.2	12.4	—	—	311.6
Professional services	—	30.3	64.8	44.2	139.3
Software licensing and maintenance	—	5.9	25.5	31.5	62.9
Product sales and other	5.2	231.9	1.7	43.0	281.8
Reimbursable postage and other	5.9	—	521.4	—	527.3
Equity earnings in affiliates (a)	3.1	141.8	(1.5)	—	143.4
Interest income	—	0.7	0.6	3.7	5.0

Total segment reporting revenues	$3,132.2	$2,330.8	$1,966.9	$281.3	$7,711.2

Internal revenue and pretax equivalency	$237.1	$30.8	$48.6	$2.8	$319.3
External revenue	2,895.1	2,300.0	1,918.3	278.5	7,391.9
Depreciation and amortization	79.6	208.9	188.4	33.0	509.9
Operating profit (loss)	1,048.1	639.0	372.0	(47.1)	2,012.0
Restructuring, impairments, litigation and regulatory settlements, investment gains and losses, net	(41.0)	(5.5)	(16.1)	(10.6)	(73.2)
Expenditures for long-lived assets	260.2	658.7	224.7	87.3	1,230.9
Equity earnings in affiliates	2.5	117.6	(1.5)	—	118.6
Investment in unconsolidated affiliates	99.1	647.9	14.4	4.6	766.0

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows (in millions):

	2004	2003	2002
Revenues:
Total reported segments	$10,271.3	$8,370.6	$7,429.9
All other and corporate	249.2	276.9	281.3

Subtotal	10,520.5	8,647.5	7,711.2

Divested businesses	58.1	269.7	259.1
Equity earnings in affiliates (a)	(198.3)	(170.6)	(143.4)
Interest income	(25.1)	(7.5)	(5.0)
Eliminations (b)	(342.0)	(338.9)	(319.3)

Consolidated	$10,013.2	$8,400.2	$7,502.6

Income before income taxes, minority interest, equity earnings in affiliates, and discontinued operations:
Total reported segments	$2,803.6	$2,261.2	$2,059.1
All other and corporate	(95.1)	(77.3)	(47.1)

Subtotal	2,708.5	2,183.9	2,012.0

Divested businesses	11.2	40.5	34.6
Interest expense	(136.8)	(107.1)	(110.8)
Minority interest from segment operations(c)	136.8	122.0	101.6
Equity earnings in affiliates	(163.9)	(138.7)	(118.6)
Restructuring, net	(63.5)	(27.9)	(5.1)
Impairments	(0.5)	(6.2)	(27.8)
Litigation and regulatory settlements	(32.4)	(5.0)	(41.0)
Other (d)	(25.0)	—	—
Investment gains and (losses)	5.9	(6.7)	0.7
Divestitures, net	265.2	6.8	4.2
Eliminations (b)	(212.3)	(222.8)	(217.3)

Consolidated	$2,493.2	$1,838.8	$1,632.5

(a)	Excludes equity losses that were recorded in expense and the amortization related to the excess of the investment balance over the Company’s proportionate share of the investee’s net book value for 2004, 2003 and 2002.
(b)	Represents elimination of adjustment to record Payment Services revenues and operating profits on a pretax equivalent basis and elimination of intersegment revenue.
(c)	Excludes minority interest attributed to items excluded from segment operations, as noted above.
(d)	Relates to adjustments for TeleCheck accounting entries that originated primarily during 2002 and 2003.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2004	2003	2002
Assets:
Payment Services	$17,241.4	$16,787.1	$18,007.1
Merchant Services	10,994.8	5,336.1	5,046.5
Card Issuing Services	3,857.9	1,808.7	1,735.1
All other and corporate	624.7	876.0	795.6
Discontinued operations	—	503.3	472.6
Divested businesses	—	274.4	534.3

Consolidated	$32,718.8	$25,585.6	$26,591.2

Depreciation and amortization:
Total reported segments	$708.7	$525.4	$476.9
All other and corporate	26.8	27.8	33.0
Divested businesses	2.7	16.1	13.3

Consolidated	$738.2	$569.3	$523.2

Expenditures for long-lived assets:
Total reported segments	$503.7	$492.2	$1,143.6
All other and corporate	59.3	72.2	87.3
Divested business	0.1	1.3	2.3

Consolidated	$563.1	$565.7	$1,233.2

Information concerning principal geographic areas was as follows (in millions):

	United States	International	Total
Revenues
2004	$9,287.5	$725.7	$10,013.2
2003	7,898.8	501.4	8,400.2
2002	7,267.9	234.7	7,502.6

Long-Lived Assets
2004	$11,030.0	$1,192.3	$12,222.3
2003	5,303.5	513.8	5,817.3
2002	5,367.7	304.0	5,671.7

“International” represents businesses of significance, which have local currency as their functional currency.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17:    Quarterly Financial Results (Unaudited)

Summarized quarterly results for the two years ended December 31, 2004 and 2003, respectively, are as follows (in millions, except per share amounts):

2004 by Quarter:	First	Second	Third	Fourth
Revenues	$2,258.4	$2,529.1	$2,535.9	$2,689.8
Expenses	1,800.0	1,925.8	1,915.3	2,038.3
Other income (expense), net	237.6	(25.6)	(14.1)	(38.5)

Income before income taxes, minority interest, equity earnings in affiliates and discontinued operations	696.0	577.7	606.5	613.0
Income tax expense	218.6	126.9	168.8	160.4
Minority interest	(28.3)	(28.4)	(25.0)	(32.9)
Equity earnings in affiliates	30.8	41.5	46.2	45.4
Discontinued operations, net of tax of $2.7, $6.9, $11.7, and $0.0 million respectively.	3.6	2.1	1.7	—

Net income	$483.5	$466.0	$460.6	$465.1

Earnings per share from continuing operations
Basic	$0.61	$0.54	$0.54	$0.57
Diluted	0.61	0.53	0.54	0.56
Earnings per share
Basic	$0.62	$0.54	$0.55	$0.57
Diluted	0.61	0.53	0.54	0.56

2003 by Quarter:	First	Second	Third	Fourth
Revenues	$1,974.4	$2,079.0	$2,103.1	$2,243.7
Expenses	1,556.5	1,587.5	1,634.2	1,683.7
Other income (expense), net	(23.7)	(22.8)	(23.9)	(29.1)

Income before income taxes, minority interest, equity earnings in affiliates and discontinued operations	394.2	468.7	445.0	530.9
Income tax expense	109.0	127.9	96.3	130.5
Minority interest	(23.4)	(29.5)	(29.0)	(37.7)
Equity earnings in affiliates	29.0	38.8	35.9	35.0
Discontinued operations, net of tax of $2.0, $3.8, $5.1, and $6.7 respectively.	1.8	3.7	5.3	3.9

Net income	$292.6	$353.8	$360.9	$401.6

Earnings per share from continuing operations
Basic	$0.39	$0.47	$0.49	$0.55
Diluted	0.38	0.46	0.48	0.54
Earnings per share
Basic	$0.39	$0.47	$0.49	$0.55
Diluted	0.39	0.47	0.49	0.55

All periods have been adjusted to reflect NYCE as a discontinued operation.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18:    Assets Held for Sale and Discontinued Operations

On February 26, 2004, FDC completed the acquisition of Concord. Prior to the merger, on December 15, 2003, the Company announced an agreement with the DOJ that allowed the Company to complete its merger with Concord. The Company agreed to divest its 64% ownership of NYCE, an electronic funds transfer network. The Company completed the sale of NYCE on July 30, 2004 for the purchase price of $610.0 million, of which $389.6 million is the Company’s share. These proceeds net of related expenses, including taxes that became due upon the sale of NYCE, approximate the Company’s carrying value of its investment in NYCE and are subject to potential adjustments contemplated in the agreement which will be determined at the end of 2005. In May 2004, prior to the announcement of the potential sale, NYCE declared and paid a $40.0 million dividend to its shareholders of which the Company received $25.5 million in cash.

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

Included in the discontinued operations calculation is allocated interest in accordance with EITF No. 87-24 “Allocation of Interest to Discontinued Operations” of $2.3 million, $5.6 million and $5.8 million for the years ended December 31, 2004, 2003 and 2002, respectively. The majority of NYCE operations were historically included in the Merchant Services segment.

The following table presents the summarized results of operations for the period from January 1, 2004 through July 30, 2004 and the years ended December 31, 2003 and 2002:

	2004	2003	2002
	(in millions)
Revenue	$88.1	$143.3	$133.6
Expenses	62.4	100.5	111.8

Income before income taxes	25.7	42.8	21.8
Income taxes	11.4	17.6	9.9
Minority interest, net of tax	(6.9)	(10.5)	(6.2)
Gain on sale of NYCE, net of taxes of $9.9 in 2004 *	—	—	—

Income from discontinued operations	$7.4	$14.7	$5.7

*	The amount of the potential gain upon the sale of NYCE in excess of the income taxes of $9.9 million has been deferred.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the balance sheet related to the assets and liabilities held for sale as of December 31, 2003 (in millions).

2003
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

FIRST DATA CORPORATION

SCHEDULE II—Valuation and Qualifying Accounts

(dollars in millions)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
Year-ended December 31, 2004 deducted from receivables	$43.8	$47.4	$4.6	(a)	$47.8	(b)	$48.0
Year-ended December 31, 2003 deducted from receivables	$66.1	$30.2	$0	(a)	$52.5	(c)	$43.8
Year-ended December 31, 2002 deducted from receivables	$54.2	$60.3	$9.2	(a)	$57.6	(b)	$66.1

(a)	Primarily due to acquisitions.
(b)	Amounts related to business divestitures and write-offs against assets.
(c)	Includes reclassification of “reserve for merchant credit losses” to “accounts payable and other liabilities.”

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND                    FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

The Company has evaluated, under the supervision of the Company’s Chief Executive Officer and the Chief Financial Officer, the effectiveness of disclosure controls and procedures as of December 31, 2004. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2004, to ensure that information the Company is required to disclose in reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Controls over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. All control systems have inherent limitations so that no evaluation of controls can provide absolute assurance that all control issues are detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2004.

Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting which is contained below.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting identified in connection with the above evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of First Data Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls over Financial Reporting, that First Data Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). First Data Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that First Data Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, First Data Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Data Corporation as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated February 23, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

February 23, 2005

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The following table sets forth certain information regarding the executive officers and directors of the Company:

Name	Age	Position
Charles T. Fote	56	President, Chief Executive Officer and Chairman of the Board
Guy A. Battista	56	Executive Vice President and Chief Information Officer
Scott H. Betts	50	Executive Vice President
Michael D’Ambrose	47	Executive Vice President
Christina A. Gold	57	Senior Executive Vice President
Kimberly S. Patmore	48	Executive Vice President and Chief Financial Officer
Pamela H. Patsley	47	Senior Executive Vice President
James L. Schoedinger	46	Executive Vice President
Michael T. Whealy	52	Executive Vice President, Secretary, General Counsel and Chief Administrative Officer
Daniel P. Burnham	58	Director
Alison Davis	43	Director
Jack M. Greenberg	62	Director
Courtney F. Jones	65	Director
Richard P. Kiphart	63	Director
James D. Robinson III	69	Director
Charles T. Russell	75	Director
Bernard L. Schwartz	79	Director
Joan E. Spero	60	Director
Arthur F. Weinbach	61	Director

The Board of Directors of the Company is divided into three classes serving staggered three-year terms. The terms of Ms. Davis, Mr. Robinson, Mr. Schwartz, and Mr. Weinbach will expire in 2005, the terms of Mr. Burnham, Mr. Greenberg, Mr. Jones, and Mr. Russell will expire in 2006, and the terms of Mr. Fote, Mr. Kiphart and Ms. Spero will expire in 2007. Officers of the Company serve at the discretion of the Board of Directors. Mr. Fote, Mr. Jones, and Mr. Robinson (Chairman) serve on the Executive Committee of the Board of Directors. Mr. Jones (Chairman), Ms. Davis and Mr. Weinbach serve on the Audit Committee of the Board of Directors. Mr. Burnham, Mr. Russell (Chairman) and Mr. Schwartz serve on the Compensation and Benefits Committee of the Board of Directors (the “Compensation Committee”). Ms. Davis, Ms. Spero (Chairman), Mr. Greenberg and Mr. Schwartz serve on the Corporate Governance Committee of the Board of Directors. Mr. Jones (Chairman) serves on the Oversight Committee of the Board of Directors.

Daniel P. Burnham has been a Director of the Company since September 2003. He joined Raytheon Company as President and Chief Operating Officer in July 1998 and was appointed Chief Executive Officer in December 1998 and Chairman in August 1999. Mr. Burnham chose to step down as Chief Executive Officer in July 2003 and served as Chairman until January 2004. He is a Director of Green Hills Software, Inc. Mr. Burnham is a Trustee of the Logistics Management Institute, a Member of the Business Council. He is past Chairman of both the President’s National Security Telecommunications Advisory Committee and the National Minority Supplier Development Council.

Alison Davis has been a Director of the Company since March 2002. She is a Managing Partner of Belvedere Capital Partners, a private equity firm focused on investments in the financial services sector. Ms. Davis served as Chief Financial Officer of Barclays Global Investors from June 2000 to March 2003. From 1993 to 2000, she was a senior partner and practice leader with A.T. Kearney, Inc. and, from 1984 to 1993, she held several positions with McKinsey & Company. Ms. Davis is a Director of Les Concierges and Broadlane.

Charles T. Fote has served as President and Chief Executive Officer since January 2002, Chairman of the Board since January 2003, a Director of the Company since May 2000, and a Director of eOne Global General Partner II, LLC, a majority-owned subsidiary of the Company since March 2003. Mr. Fote previously served as President and Chief Operating Officer of the Company from September 1998 to January 2002 and as Executive Vice President of the Company from its initial public offering in April 1992 until September 1998. Mr. Fote also served as President of Integrated Payment Systems (“IPS”) from December 1989 through December 1991. From 1985 until 1989, he was Executive Vice President of the Payment Products division of TRS, the predecessor of IPS.

Jack M. Greenberg has been a Director of the Company since September 2003. He retired from McDonald’s Corporation in December 2002 as Chairman and Chief Executive Officer. Mr. Greenberg joined McDonald’s Corporation as Executive Vice President and Chief Finance Officer and as a member of the Board of Directors in 1982. He served as McDonald’s Chairman since May 1999 and as its Chief Executive Officer since August 1998. Mr. Greenberg is a Director of Abbott Laboratories, The Allstate Corporation, Hasbro, Inc. and Manpower Inc.

Courtney F. Jones has been a Director of the Company since April 1992. He has periodically provided consulting services for various companies since 1999. He served as Managing Director in charge of the New World Banking Group of Bankers Trust from December 1997 to July 1999. Mr. Jones was a Managing Director in Merrill Lynch’s Investment Banking Division from July 1989 to December 1990. Prior to that time, he served as Chief Financial Officer, Executive Vice President and a member of the Board of Directors for Merrill Lynch & Co. Inc. From February 1982 to September 1985, Mr. Jones served as Treasurer and Secretary of the Finance Committee of the Board of Directors of General Motors Corporation. He also was formerly a Director of General Motors Acceptance Corporation and General Motors Insurance Company.

Richard P. Kiphart has been a Director of the Company since March 2004. He has served as Head of Corporate Finance/Investment Banking of William Blair & Company since 1995. Mr. Kiphart joined William Blair in 1965, served in the U.S. Navy as Junior Officer in 1966, and then rejoined William Blair, becoming a General Partner of the firm in 1972. He was head of Equity Trading from 1972 to 1980 and joined Corporate Finance/Investment Banking in 1980. Mr. Kiphart is a Director of SAFLINK Corporation, Advanced Biotherapy Inc., and Nature Vision, Inc. He is Chairman of Merit Music School and is on the Board of Directors of the Erickson Institute, Lyric Opera of Chicago and DATA (Debt AIDS Trade Africa).

James D. Robinson III has been a Director of the Company since April 1992 and a Director of eONE Global General Partner II, LLC, a majority-owned subsidiary of the Company, since December 2002. He is a General Partner and co-founder of RRE Ventures, a private information technology venture investment firm and President of J.D. Robinson, Inc., a strategic advisory firm. Mr. Robinson previously served as Chairman and Chief Executive Officer and as a Director of American Express from 1977 until February 1993. He is a Director of Bristol-Myers Squibb Company, The Coca-Cola Company, Novell, Inc. and several privately owned companies. Mr. Robinson is a member of the Business Council and the Council on Foreign Relations. He is Honorary Co-Chairman of Memorial Sloan-Kettering Cancer Center, an honorary Trustee of the Brookings Institution and Chairman Emeritus of the World Travel and Tourism Council Institution.

Charles T. Russell has been a Director of the Company since May 1994 and a Director of eONE Global General Partner II, LLC, a majority-owned subsidiary of the Company, since December 2002. He served as

President and Chief Executive Officer of both VISA International and VISA USA from 1984 to January 1994. Mr. Russell joined VISA in 1971. He serves on the Board of Visitors at the University of Pittsburgh’s Joseph M. Katz School of Business.

Bernard L. Schwartz has been a Director of the Company since April 1992. He is Chairman of the Board of Directors and Chief Executive Officer of Loral Space & Communications, Ltd., a high-technology company focused on satellite manufacturing and satellite services since 1996. He served as Chairman of the Board of Directors and Chief Executive Officer of Loral Corporation, a leading defense electronics business, from 1972 to 1996. Mr. Schwartz serves as a Trustee of New York University Hospitals Center, Thirteen/WNET Educational Broadcasting Corporation, the New-York Historical Society, Third Way and Baruch College. At Johns Hopkins University’s School of Advanced International Studies he established the Forum on Constructive Capitalism and serves on the Advisory Council. Mr. Schwartz is a Trustee of the New School, where he established the Center for Economic Policy Analysis. In addition, he is a Member of the Democratic Leadership Council and a Director of the New America Foundation. Mr. Schwartz also is Chairman of the Board of Directors of K&F Industries, and a Director of Satellites Mexicanos, S.A.

Joan E. Spero has been a Director of the Company since March 1998. She has been President of the Doris Duke Charitable Foundation since January 1997. Ms. Spero was Undersecretary of State for Economic, Business and Agricultural Affairs from 1993 to 1997. From 1981 to 1993, she held several offices with American Express Company, the last being Executive Vice President, Corporate Affairs and Communications. Prior to that Ms. Spero was Ambassador to the United Nations for Economic and Social Affairs from 1980 to 1981 and she was an Assistant Professor at Columbia University from 1973 to 1979. Ms. Spero is a Director of Delta Air Lines, Inc. and IBM. She is a member of the Board of Trustees of the Wisconsin Alumni Research Foundation, the Council on Foreign Relations and Columbia University.

Arthur F. Weinbach has been a Director of the Company since September 2000. He has served as Chairman and Chief Executive Officer of Automatic Data Processing, Inc. (“ADP”) since 1998. Mr. Weinbach joined ADP in 1980 and has served as an ADP Director since 1989. He is also a Director of Schering-Plough Corp. as well as serving on the boards of New Jersey Seeds and New Jersey Institute of Technology.

Guy A. Battista has been an Executive Vice President of the Company since March 2001. Mr. Battista joined the Company in 1990 and served as Senior Vice President & Chief Information Officer for multiple divisions of First Data Corporation.

Scott H. Betts has been an Executive Vice President of the Company since May 2002. He joined the Company as Senior Vice President of Strategic Planning in October 2001. He is President of First Data Enterprise Payments. Mr. Betts joined Procter and Gamble in 1977 and most recently served as General Manager/Vice President of North America Fem Care and Global Tampax from 1997 to 2001.

Michael D’Ambrose joined the Company as Executive Vice President of Human Resources in September 2003. Prior to joining the Company, he served as Executive Vice President of Human Resources of Toys ‘R’ Us from April 2001 to May 2003. Mr. D’Ambrose was Senior Human Resources Officer for Citigroup Inc. from January 1997 to January 2001. He is a Director of CMS.

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

Kimberly S. Patmore has been Executive Vice President and Chief Financial Officer of the Company since February 2000. She joined the Company in 1992 and served as Senior Vice President and Chief Financial Officer of First Data Payment businesses, which included Western Union, First Data Merchant Services and First Data Resources. Prior to joining the Company, Ms. Patmore was with Ernst & Young.

Pamela H. Patsley has been a Senior Executive Vice President of the Company since December 2000. She is President of First Data International, responsible for all operations and activities outside the U.S. within the Card Issuing and Merchant Services businesses. Prior to joining the Company in February 2000, Ms. Patsley served as President and Chief Executive Officer of Paymentech, Inc., one of the largest processors of bankcard transactions and a leading issuer of commercial cards in the nation from 1991 to February 2000. She is a Director of Molson Coors Brewing Company, Pegasus Solutions, Inc. and Texas Instruments, Inc.

James L. Schoedinger joined the Company as Executive Vice President in February 2004. He is President of First Data Card Issuing Services. Mr. Schoedinger joined Transamerica Corporation in 1996 as President of Transamerica Inventory Finance Company and most recently served as President of Transamerica Real Estate Information Services from December 2001 to January 2004.

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

Incorporation of Other Information by Reference

For information on Audit Committee financial experts, involvement in certain legal proceedings, and compliance with Section 16(a) of the Exchange Act, see the Proxy Statement for the Company’s 2005 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

See the Proxy Statement for the Company’s 2005 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                          AND RELATED STOCKHOLDER MATTERS

See the Proxy Statement for the Company’s 2005 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See the Proxy Statement for the Company’s 2005 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

See the Proxy Statement for the Company’s 2005 Annual Meeting of Stockholders, which information is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1 Financial Statements

See Index to Financial Statements on page 77.

2 Financial Statement Schedules

See Index to Financial Statements on page 77.

3 The following exhibits are filed as part of this Annual Report or, where indicated, were heretofore filed and are hereby incorporated by reference:

EXHIBIT NO.	DESCRIPTION

2.1	Agreement and Plan of Merger, dated as of April 1, 2003, among the Registrant, Monaco Subsidiary Corporation and Concord EFS, Inc. (Incorporated by reference to Exhibit 2 of the Registrant’s Form S-4 filed May 21, 2003, Commission File No. 333-105432).

2.2	Amendment and Abeyance Agreement, dated as of December 14, 2003, among the Registrant, Monaco Subsidiary Corporation and Concord EFS, Inc. (Incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed December 15, 2003).

3(i)	Registrant’s Second Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 4.1 of the Registrant’s Form S-8 for the First Data Corporation 2002 Long-Term Incentive Plan filed on June 10, 2002, Commission File No. 1-11073).

3(ii)	Registrant’s By-laws (Incorporated by reference to Exhibit 4.2 of the Registrant’s Form S-8 for the First Data Corporation 2002 Long-Term Incentive Plan filed on June 10, 2002, Commission File No. 1-11073).

4.1	The instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601 (b)(4)(iii)(A) of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the SEC upon request.

10.1	Revolving Credit Agreement, dated as of November 3, 2000, among the Registrant, The Chase Manhattan Bank, as administrative agent, and the Syndication Agents, Banks, Swing-Line Banks and Other Financial Institutions Parties Thereto (incorporated by reference to Exhibit 10-1 of the Registrant’s Current Report on Form 8-K filed on February 21, 2001).

10.2	First Data Corporation 1993 Director’s Stock Option Plan (incorporated by reference to Exhibit B of the Registrant’s Proxy Statement for its May 9, 2001 Annual Meeting).

10.3	Registrant’s Senior Executive Incentive Plan (incorporated by reference to Exhibit A of the Registrant’s Proxy Statement for its May 9, 2001 Annual Meeting).

10.4	Registrant’s Supplemental Incentive Savings Plan (incorporated by reference to Exhibit 4 of the Form S-8 filed by the Registrant on December 16, 2002).

10.5	Form of First Data Corporation 1992 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit A of the Registrant’s Proxy Statement for its May 12, 1999 Annual Meeting).

10.6	Form of First Data Corporation 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit A of the Registrant’s Proxy Statement for its May 8, 2002 Annual Meeting).

EXHIBIT NO.	DESCRIPTION

10.7	Form of Performance Grant Agreement under the 2002 Long-Term Incentive Plan for the period beginning January 1, 2004 (incorporated by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.8	Form of Award Agreement under the First Data 1993 Directors Stock Option Plan (incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed December 14, 2004).

10.9	Form of Non-Qualified Stock Option Agreement under the First Data 2002 Long-Term Incentive Plan for Executive Officers (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed December 14, 2004).

10.10(1)	Form of Non-Qualified Stock Option Agreement under the First Data 2002 Long-Term Incentive Plan for employees other than Executive Officers.

10.11(1)	Form of Non-Qualified Stock Option Agreement under the First Data 1992 Long-Term Incentive Plan for Executive Officers.

10.12(1)	Form of Non-Qualified Stock Option Agreement under the First Data 1992 Long-Term Incentive Plan for employees other than Executive Officers.

10.13(1)	Form of Restricted Stock Grant Agreement under the First Data 2002 Long-Term Incentive Plan for Executive Officers.

10.14	Description of Director compensation arrangement (incorporated by reference to the paragraph “Compensation of Directors” on page 12 of the Registrant’s Definitive Proxy Statement on Schedule 14A filed April 2, 2004).

10.15(1)	Description of CEO and EVP salary and bonus arrangements.

12(1)	Computation in Support of Ratio of Earnings to Fixed Charges.

21(1)	Subsidiaries of the Registrant.

23(1)	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1(1)	Certification of CEO pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(1)	Certification of CFO pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Hold Separate Stipulation and Order issued by the Department of Justice, signed on December 14, 2003 (Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filed December 15, 2003).

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST DATA CORPORATION (Registrant)

By:	/s/ CHARLES T. FOTE
Charles T. Fote Chief Executive Officer and Chairman of the Board

Date: March 1, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ CHARLES T. FOTE Charles T. Fote	Chief Executive Officer and Chairman of the Board	March 1, 2005

/s/ KIMBERLY S. PATMORE Kimberly S. Patmore	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2005

/s/ JEFFREY R. BILLAT Jeffrey R. Billat	Vice President and Chief Accounting Officer	March 1, 2005

/s/ DANIEL P. BURNHAM Daniel P. Burnham	Director	March 1, 2005

/s/ ALISON DAVIS Alison Davis	Director	March 1, 2005

/s/ JACK M. GREENBERG Jack M. Greenberg	Director	March 1, 2005

/s/ COURTNEY F. JONES Courtney F. Jones	Director	March 1, 2005

/s/ JAMES D. ROBINSON III James D. Robinson III	Director	March 1, 2005

/s/ CHARLES T. RUSSELL Charles T. Russell	Director	March 1, 2005

/s/ BERNARD L. SCHWARTZ Bernard L. Schwartz	Director	March 1, 2005

/s/ JOAN E. SPERO Joan E. Spero	Director	March 1, 2005

/s/ ARTHUR F. WEINBACH Arthur F. Weinbach	Director	March 1, 2005

/s/ RICHARD P. KIPHART Richard P. Kiphart	Director	March 1, 2005