Form 10-Q
period 2005-03-31
FIRST DATA CORP
filed 2005-05-05
CIK 883980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of each class	Number of Shares Outstanding (excluding treasury shares) at March 31, 2005
(Common stock, $.01 par value)	778,639,419

FIRST DATA CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in millions, except per share amounts)

	Three Months Ended March 31,
	2005	2004
Revenues:
Transaction and processing service fees:
Payment Services	$976.5	$853.1
Merchant Services*	682.7	574.9
Check verification and guarantee services	94.0	97.8
Card Issuing Services	409.8	379.0
All Other	32.2	39.2
Investment income, net	(12.6)	49.9
Professional services	21.8	22.6
Software licensing and maintenance	13.1	15.7
Product sales and other	102.2	76.2
Reimbursable postage and other	160.2	150.0

	2,479.9	2,258.4

Expenses:
Cost of services	1,351.6	1,183.4
Cost of products sold	59.6	46.9
Selling, general and administrative	390.5	356.8
Reimbursable postage and other	160.2	150.0
Other operating expenses:
Restructuring, net	—	32.2
Impairments	(1.0)	5.7
Litigation and regulatory settlements	0.1	—
Other	—	25.0

	1,961.0	1,800.0

Operating profit	518.9	458.4

Other income (expense):
Interest income	4.9	5.4
Interest expense	(48.1)	(31.1)
Investment gains and (losses)	22.8	(1.8)
Divestitures, net	6.3	265.1

	(14.1)	237.6

Income before income taxes, minority interest, equity earnings in affiliates and discontinued operations	504.8	696.0
Income taxes	143.4	218.6
Minority interest	(30.7)	(28.3)
Equity earnings in affiliates	43.8	30.8

Income from continuing operations	374.5	479.9
Income from discontinued operations, net of taxes of $0 and $2.7, respectively	—	3.6

Net income	$374.5	$483.5

Earnings per share from continuing operations:
Basic	$0.47	$0.61
Diluted	$0.47	$0.61
Earnings per share:
Basic	$0.47	$0.62
Diluted	$0.47	$0.61
Weighted-average shares outstanding:
Basic	793.6	780.8
Diluted	803.9	792.7

*	Includes processing fees, administrative service fees and other fees charged to merchant alliances accounted for under the equity method of $52.8 million for the three months ended March 31, 2005, and $47.3 million for the comparable period in 2004.

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Cash and cash equivalents	$712.9	$895.4
Settlement assets	15,538.6	15,697.3
Accounts receivable, net of allowance for doubtful accounts of $50.5 (2005) and $48.0 (2004)	1,755.8	1,804.4
Property and equipment, net of accumulated depreciation of $1,788.6 (2005) and $1,782.0 (2004)	863.1	854.8
Goodwill	8,425.6	8,470.1
Other intangibles, net of accumulated amortization of $1,626.5 (2005) and $1,525.1 (2004)	2,818.3	2,897.4
Investment in affiliates	802.9	800.7
Other assets	1,240.3	1,298.7

Total Assets	$32,157.5	$32,718.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Settlement obligations	$15,638.0	$15,590.9
Accounts payable and other liabilities	3,339.8	3,635.5
Borrowings	5,087.5	4,606.3

Total Liabilities	24,065.3	23,832.7

Commitments and contingencies (see Note 8)
Stockholders’ Equity:
Common stock, $0.01 par value; authorized 2,000.0 shares, issued 1,067.7 shares (2005) and (2004)	10.7	10.7
Additional paid-in capital	9,490.3	9,506.1

Paid-in capital	9,501.0	9,516.8
Retained earnings	8,443.9	8,136.1
Accumulated other comprehensive loss	(234.1)	(176.8)
Less treasury stock at cost, 289.1 shares (2005) and 263.7 shares (2004)	(9,618.6)	(8,590.0)

Total Stockholders’ Equity	8,092.2	8,886.1

Total Liabilities and Stockholders’ Equity	$32,157.5	$32,718.8

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash and cash equivalents at beginning of period attributable to continuing operations	$895.4	$839.8
Cash and cash equivalents at beginning of period attributable to discontinued operations	—	67.8

CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations	374.5	479.9
Net income from discontinued operations	—	3.6
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	195.4	162.6
Non-cash portion of charges (gains) related to restructuring, impairments, litigation and regulatory settlements, investment (gains) and losses, divestitures and other, net	(30.0)	(202.8)
Other non-cash items, net	(51.4)	(31.8)
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable	40.7	53.6
Other assets	49.4	45.2
Accounts payable and other liabilities	(163.7)	(75.4)
Income tax accounts	107.8	173.8

Net cash provided by operating activities from continuing operations	522.7	605.1
Net cash provided by operating activities from discontinued operations	—	9.3

Net cash provided by operating activities	522.7	614.4
CASH FLOWS FROM INVESTING ACTIVITIES
Current year acquisitions, net of cash acquired	—	544.5
Payments related to other businesses previously acquired	(54.3)	(25.7)
Proceeds from dispositions, net of expenses paid	—	435.6
Additions to property and equipment, net	(64.0)	(37.9)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(42.3)	(37.2)
Proceeds from the sale of marketable securities	218.2	647.7
Other investing activities	(170.3)	(111.1)

Net cash provided by (used in) investing activities from continuing operations	(112.7)	1,415.9
Net cash (used in) investing activities from discontinued operations	—	(2.6)

Net cash provided by (used in) investing activities	(112.7)	1,413.3
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	528.6	—
Principal payments on long-term debt	(8.6)	(603.0)
Proceeds from issuance of common stock	48.4	100.7
Purchase of treasury shares	(1,144.8)	(956.3)
Cash dividends	(16.1)	(14.4)

Net cash (used in) financing activities from continuing operations	(592.5)	(1,473.0)
Net cash (used in) financing activities from discontinued operations	—	(0.1)

Net cash (used in) financing activities	(592.5)	(1,473.1)

Change in cash and cash equivalents – continuing operations	(182.5)	548.0
Change in cash and cash equivalents – discontinued operations	—	6.6

Cash and cash equivalents at end of period attributable to continuing operations	$712.9	$1,387.8

Cash and cash equivalents at end of period attributable to discontinued operations	$—	$74.4

See	Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Basis of Presentation

The accompanying Consolidated Financial Statements of First Data Corporation (“FDC” or the “Company”) should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Significant accounting policies disclosed therein have not changed.

The accompanying Consolidated Financial Statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial position of the Company at March 31, 2005, the consolidated results of its operations and cash flows for the three months ended March 31, 2005 and 2004. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

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

The Company completed the sale of NYCE on July 30, 2004. The Company’s financial statements reflect NYCE as a discontinued operation with the results of operations treated as income from discontinued operations, net of tax, and separately stated on the Consolidated Statements of Income, below income from continuing operations.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Revenue Recognition

FDC recognizes revenues from its information processing services as such services are performed. Revenue is recorded net of certain costs not controlled by the Company such as credit and offline debit interchange fees and assessments charged by credit card associations which totaled $1,270.7 million and $1,000.2 million for the three months ended March 31, 2005 and 2004, respectively. Network fees related to acquired PIN-based debit transactions are recognized in revenues and cost of services. The network fees, which are invoiced by the networks periodically and paid directly by the Company, totaled $143.7 million and $75.1 million for the three months ended March 31, 2005 and 2004, respectively.

Earnings Per Common Share

Earnings per common share amounts are computed by dividing net income by the weighted-average common and common equivalent shares (when dilutive) outstanding during the period. Amounts utilized in per share computations are as follows (in millions):

	Three months ended March 31,
	2005	2004
Weighted-average shares outstanding:
Basic weighted-average shares	793.6	780.8
Common stock equivalents	10.3	11.9

	803.9	792.7

Diluted earnings per common share are calculated using weighted-average shares outstanding, adjusted for the dilutive effect of shares issuable upon the assumed conversion of the Company’s common stock equivalents, which consist of outstanding stock options and warrants.

The diluted earnings per share calculation excludes stock options and warrants that are convertible into 24.1 million and 14.2 million common shares for the three month periods ended March 31, 2005 and 2004. The exclusion occurs because the exercise price of these instruments was greater than the average market price of the Company’s common stock and their inclusion would have been anti-dilutive.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

In February 2005 the Company increased its quarterly dividend for common stockholders of record as of April 1, 2005 to $0.06 per common share from $0.02 per common share for the corresponding period in 2004.

Stock Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” (“SFAS 123R”) which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. SFAS 123R requires all share-based payments to employees to be recognized in the income statement based on their grant date fair values over the corresponding service period and also requires an estimation of forfeitures when calculating compensation expense. SFAS 123R required adoption no later than July 1, 2005. SFAS 123R permits public companies to adopt its requirements using one of three methods: the “modified prospective” method, the “modified retrospective” method to January 1, 2005, or the “modified retrospective” method to all prior years for which SFAS 123 was effective. The Company has not yet determined which adoption method it will utilize. Had the Company adopted SFAS 123, the impact on diluted EPS would have been $0.04 for the three months ended March 31, 2005 and 2004, respectively. Adopting SFAS 123R in 2006 is expected to have a similar impact on diluted EPS.

On April 14, 2005, the Securities and Exchange Commission issued an announcement amending the compliance dates for FASB’s SFAS 123R that addresses accounting for equity based compensation arrangements. Under SFAS 123R registrants would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005. The Commission’s new rule will allow companies to implement SFAS 123R at the beginning of the next fiscal year after June 15, 2005. The Company anticipates adopting SFAS 123R in the first quarter 2006.

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

The Company’s pro forma information, amortizing the fair value of the options over their vesting period and including the employee stock purchase plan rights, is as follows:

	Three Months Ended March 31,
	2005	2004
Reported net income	$374.5	$483.5
Restricted stock expense included in reported net income, net of tax	0.9	0.2
SFAS 123 expense, net of tax	(30.3)	(29.0)

Pro forma net income	$345.1	$454.7

Reported earnings per share – basic	$0.47	$0.62
Reported earnings per share – diluted	0.47	0.61
Pro forma earnings per share – basic	$0.43	$0.58
Pro forma earnings per share – diluted	0.43	0.57

For a detailed description regarding the assumptions used to calculate the compensation expense noted above, refer to Note 14 of the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The Company changed the weighted-average risk-free interest rate to 4.03%, the expected volatility to 35% and the dividend yield to 0.57% from what was disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 for grants made during the three months ended March 31, 2005.

In February 2005, the Company issued 460,000 shares of restricted stock to executive officers. With the exception of the stock award for Mr. Fote and one other executive officer, the stock awards vest if the executive officers are still employed by the Company at the time, at 25% per year on the anniversary date of the grant (February 23, 2005). Mr. Fote’s restricted stock award vested at 25% on the date of the grant (February 23, 2005) and, if Mr. Fote is still employed by the Company at the time, the remaining shares vest 25% per year on the next three anniversary dates of the grant. The other executive officer’s stock award vests, if the executive is still employed

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

by the Company at the time, on the earlier of (i) February 25, 2009 or (ii) at any time after February 25, 2007 if on each trading day during the previous 30-day period the highest intra-day trading price of the Company’s common stock on the New York Stock Exchange is equal to or greater than $70.00 per share. Vesting may be accelerated pursuant to the terms of the 2002 Long-Term Incentive Plan. The fair value of the restricted shares on the date of the grant is amortized ratably over the vesting period. Unearned compensation on the February 2005 grant of $17.5 million was recorded based on the market value of the shares on the date of grant and is being amortized over four years.

In February 2004, the Company awarded 460,000 shares of restricted stock to executive officers. The stock awards vest if the executive officers are still employed by the Company at the time, on the earlier of (i) February 25, 2009 or (ii) at any time after February 25, 2007 if on each trading day during the previous 30-day period the highest intra-day trading price of the Company’s common stock on the New York Stock Exchange is equal to or greater than $70.00 per share. Vesting may be accelerated pursuant to the terms of the 2002 Long-Term Incentive Plan. The fair value of the restricted shares on the date of the grant is amortized ratably over the vesting period. Unearned compensation on the February 2004 grant of $18.8 million was recorded based on the market value of the shares on the date of grant and is being amortized over five years.

The unamortized balance of $31.5 million at March 31, 2005 of total unearned compensation on the 2005 and 2004 restricted stock awards is included as a component of additional paid-in capital in stockholders’ equity.

Supplemental Cash Flow Information

Significant non-cash transactions during the first three months of 2005 included the Company awarding 460,000 shares of restricted stock to executive officers.

Significant non-cash transactions during the first three months of 2004 included the issuance of 169.8 million shares of FDC common stock to the Concord EFS, Inc. (“Concord”) shareholders and the conversion of outstanding Concord options to options to purchase 20.5 million shares of FDC common stock as consideration in the acquisition. Additionally, the Company awarded 460,000 shares of restricted stock to executive officers. The Company called the $542 million 2% Senior Convertible Contingent Debt Securities due 2008 (“CODES”) on March 3, 2004. The Company issued 4.5 million common shares to certain of the bondholders who elected shares versus a cash payment.

Note 2: Acquisitions

2004 Acquisitions

Concord EFS, Inc.

On February 26, 2004, the Company completed its merger with Concord. FDC issued 169.8 million shares of FDC common stock to Concord shareholders, and the outstanding Concord options were converted to options to purchase 20.5 million shares of FDC common stock pursuant to the exchange ratio of 0.365 FDC common shares for every Concord common share.

The final allocation of the $6.9 billion purchase price is as follows (in millions):

ASSETS
Cash and cash equivalents	$546.0
Settlement assets	542.0
Accounts receivable	183.9
Property and equipment	127.2
Goodwill	4,531.3
Other intangibles	1,486.7
Investment in affiliates	3.1
Other assets	851.0

Total assets	$8,271.2

LIABILITIES
Settlement obligations	$542.0
Accounts payable and other liabilities	688.5
Borrowings	131.6

Total liabilities	1,362.1

Total purchase price	$6,909.1

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Concord Merger-related Restructuring Charges

The following table summarizes the Company’s utilization of Concord restructuring accruals established in connection with the merger for the three months ended March 31, 2005 (in millions):

	Employee Severance	Facility Closure
Remaining accrual as of January 1, 2005	$10.9	$47.0
Additional charges (releases) recorded in purchase accounting	(1.1)	12.2
Additional expense provision	0.5	0.1
Cash payments	(1.8)	(11.1)

Remaining accrual as of March 31, 2005	$8.5	$48.2

Unaudited Pro Forma Condensed Combined Consolidated Statements of Income

The following Unaudited Pro Forma Condensed Combined Consolidated Statements of Income reflect the consolidated results of operations of the Company as if the acquisitions of Concord, Cashcard Australia, Ltd. (“Cashcard”) and First Data Hellas had occurred on January 1, 2004. The Company acquired Cashcard in April 2004 and First Data Hellas in July 2004. The historical financial information has been adjusted to give effect to events that are (1) directly attributed to the merger, (2) factually supportable, and (3) with respect to the income statement, expected to have a continuing impact on the combined results. Such items include additional amortization expense associated with the Concord and Cashcard final valuations and the First Data Hellas preliminary valuation of intangible assets. NYCE’s results of operations are treated as income from discontinued operations, net of tax, and are excluded from the Unaudited Pro Forma Condensed Combined Consolidated Statements of Income.

Unaudited Pro Forma Condensed Combined Consolidated

Statements of Income

(in millions, except per share data)

Three Months Ended March 31, 2004
REVENUES
Transaction and processing service fees	$2,155.8
Other non-transaction based revenue	88.6
Product sales and other	86.2
Reimbursable postage and other	155.0

2,485.6

EXPENSES
Cost of services	1,309.8
Cost of products sold	50.6
Selling, general and administrative	384.4
Reimbursable postage and other	155.0
Other operating expenses	62.9

1,962.7

Operating profit	522.9

Other income (expense)	276.5
Interest expense	(32.5)

Income before income taxes, minority interest and equity earnings in affiliates	766.9

Income taxes	236.8
Minority interest	(28.5)
Equity earning in affiliates	30.8

Net income from continuing operations	$532.4

Earnings per share:
Basic earnings per share from continuing operations	$0.60
Diluted earnings per share from continuing operations	$0.59
Weighted average shares outstanding:
Basic	885.3
Diluted	899.8

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 3: Restructuring, Impairments, Litigation and Regulatory Settlements, Investment Gains and Losses, Divestitures and Other

2005 Activities

The Company recorded impairment charges, litigation and regulatory settlements, investment gains and losses and divestiture related gains net during the three months ended March 31, 2005. A summary of pretax benefits (charges), incurred by segment, is as follows:

	Pretax Benefit (Charge)
(in millions) Three months ended March 31, 2005	Payment Services	Merchant Services	Card Issuing Services	All Other and Corporate	Totals
Impairments	—	—	—	$1.0	$1.0
Litigation and regulatory settlements	$(0.1)	—	—	—	(0.1)
Investment gains and (losses)	—	—	$0.1	22.7	22.8
Divestiture gain	—	—	—	2.5	2.5
Divestiture accrual reversals	1.7	$2.0	—	0.1	3.8

Total pretax benefit (charge), net of reversals	$1.6	$2.0	$0.1	$26.3	$30.0

Restructuring charges

There were no restructuring charges in the first three months of 2005. The following table summarizes the Company’s utilization of restructuring accruals for the three months ended March 31, 2005 (in millions):

	Employee Severance	Facility Closure
Remaining accrual at January 1, 2005	$23.7	$2.5
Cash payments and other	(9.2)	(0.4)

Remaining accrual at March 31, 2005	$14.5	$2.1

Impairments

The Company recognized a gain of $1.0 million in All Other and Corporate resulting from the subsequent sale of assets previously impaired.

Litigation and regulatory settlements

The Company recorded a regulatory settlement charge of $1.5 million in the Payment Services segment which was substantially offset by the reversal of an unutilized reserve established in 2000 for the settlement of a lawsuit also in the Payment Services segment.

Investment gains and losses, net

The Company recognized a gain of $21.4 million on the sale of CheckFree Corporation common stock, net of charges to exit the related hedging instruments, as well as gains on the sales of other strategic investments.

Divestitures, net

The Company recognized a gain on the sale of a small business and reversed $3.8 million of divestiture accruals due to the expiration of certain contingencies.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2004 Activities

The Company recorded restructuring charges, impairment charges, investment gains and losses, divestiture related gains and other, net during the three months ended March 31, 2004. A summary of pretax benefits (charges), incurred by segment, is as follows:

	Pretax Benefit (Charge)
(in millions) Three months ended March 31, 2004	Payment Services	Merchant Services	Card Issuing Services	All Other and Corporate	Totals
Restructuring charges	$(1.8)	$(4.1)	$(5.9)	$(20.5)	$(32.3)
Restructuring accrual reversals	0.1	—	—	—	0.1
Impairments	(0.4)	—	—	(5.3)	(5.7)
Other	—	(25.0)	—	—	(25.0)
Investment gains and (losses)	—	(1.1)	1.4	(2.1)	(1.8)
Divestiture gain	—	263.8	—	—	263.8
Divestiture accrual reversals	—	—	—	1.3	1.3

Total pretax benefit (charge), net of reversals	$(2.1)	$233.6	$(4.5)	$(26.6)	$200.4

Restructuring charges

The restructuring charges were comprised of $27.0 million related to severance and $5.3 million related to facility closures. Severance charges resulted from the termination of approximately 364 employees across the organization, representing all levels of employees and approximately 1% of the Company’s workforce. The following describes the nature and timing of the restructuring plans by segment:

Payment Services

•	Charges related to severance costs associated with the consolidation of various international functions into Dublin, Ireland. The restructuring plan was completed in the first quarter of 2004.

Merchant Services

•	Severance charges resulted from the closure of certain FDC operations and locations, including a Card Services International, Inc. (“CSI”) call center, a TeleCheck Services, Inc. (“TeleCheck”) data center, a PayPoint Electronic Payment Systems (“PayPoint”) debit processing center and elimination of certain positions as a result of the Company’s reorganization done in conjunction with the Concord integration. All of the above noted restructuring plans were completed in 2004.

•	Severance charges also were incurred related to the continued integration of international support functions between the Merchant Services and Card Issuing Services segments that began in 2003. This restructuring plan was completed in the first quarter of 2004.

•	In connection with the dissolution of a joint venture, the Company paid for the severance of joint venture employees.

Card Issuing Services

•	Severance charges resulted from the integration of international support functions with Merchant Services as noted above. This plan was completed in the first quarter of 2004.

•	Charges also were incurred related to the lease buyout of a facility in the United Kingdom after it was determined that the facility could not fulfill the Company’s needs. This plan was completed in the first quarter of 2004.

All Other and Corporate

•	Charges related to severance resulting from the consolidation of certain existing FDC administrative operations with Concord were recorded. This plan was completed in the first quarter of 2004.

•	There were a number of restructuring actions within eONE Global L.P. (“eONE”). eONE severance charges were incurred as a result of eONE’s decision to slow the rate of investment in certain product offerings due to slower than anticipated market acceptance, and reductions of the overall management structure at eONE. Part of these severance charges included the elimination of several senior management positions. A charge of $10.9 million related to certain of these senior managers also was incurred due to their right upon termination under certain circumstances to sell shares purchased at the time of eONE’s formation to eONE at the original purchase price. Certain of the restructuring plans were completed in the second quarter of 2004 with the remaining completed in the third quarter of 2004.

Impairments

The Company recognized $5.7 million of asset impairment charges during the first quarter of 2004. The All Other and Corporate charges include the write-down of fixed assets associated with facility closures which were part of the restructuring actions noted above, and an impairment of Encorus software due to diminished demand for a product offering. The Payment Services segment charge was due to the write-down of leasehold improvements associated with certain domestic restructuring activities.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Other

The Company recognized a $25.0 million pretax charge related to adjustments for TeleCheck accounting entries that originated primarily during 2002 and 2003.

Investment gains and losses, net

The company recognized a $1.8 million net investment loss for the first quarter 2004 due to the write down of investments related to e-commerce businesses.

Divestitures, net

In March 2004 the Company sold its 67% interest in GCA Holdings, LLC, the parent holding company of Global Cash Access LLC (“GCA”) which resulted in net proceeds of $435.6 million and a pretax gain of $263.8 million. The Company also reversed divestiture accruals of $1.3 million due to the expiration of certain exposures.

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

At March 31, 2005, there were 16 affiliates accounted for under the equity method of accounting, comprised of five merchant alliances and 11 strategic investments in companies in related markets, including Western Union agents.

A summary of financial information for the merchant alliances and other affiliates accounted for under the equity method of accounting is as follows:

(in millions)	March 31, 2005	December 31, 2004
Total assets	$4,410.0	$4,355.3
Total liabilities	3,206.1	3,160.3

	Three months ended March 31,
(in millions)	2005	2004
Net operating revenues	$465.5	$371.4
Operating expenses	337.7	270.0

Operating income	127.8	101.4

Net income	107.1	80.7

FDC share of net income	52.1	38.3
Amortization expense	8.3	7.5

FDC equity earnings	$43.8	$30.8

The primary components of assets and liabilities are settlement-related accounts as described in Note 5 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The formation of a merchant joint venture alliance accounted for under the equity method of accounting, generally involves each of the Company and a financial institution contributing merchant contracts to the alliance and a cash payment from one owner to the other to achieve the desired ownership percentage for each. The asset amounts reflected above are owned by the alliances and other equity method investees and do not include any of such payments made by the Company. The amount by which the total of the

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Company’s total investments in its joint ventures exceeded its proportionate share of the joint ventures’ net assets totaled $532.2 million and $534.9 million at March 31, 2005 and December 31, 2004, respectively.

Note 5: Borrowings

The Company has a $1.5 billion commercial paper program that is supported by a $1.1 billion revolving credit facility (the “facility”), which expires on November 3, 2005. As of March 31, 2005, the Company had $1,193.2 million in commercial paper borrowings outstanding under the program.

Note 6: Comprehensive Income

The components of comprehensive income are as follows (in millions):

	Three months ended March 31,
	2005	2004
Net income	$374.5	$483.5
Foreign exchange effect	(33.6)	6.2
Unrealized gain (loss) on hedging activities	114.6	(33.2)
Unrealized gain (loss) on securities (a)	(138.3)	(14.0)

Total comprehensive income	$317.2	$442.5

(a)	Net of reclassification adjustment for realized gains included in the “investment income, net” component of revenues and net income. No gains were realized in “investment income, net” during the three months ended March 31, 2005 and the net income impact of the realized gains for the three months ended March 31, 2004 was $30.0 million. During the first quarter of 2005 the Company recognized a gain on the sale of CheckFree Corporation common stock in the “investment gains and losses” component of other income (expense). The amount reclassified out of unrealized gain (loss) on securities during the first quarter of 2005 was $22.4 million.

Note 7: Segment Information

For a detailed discussion of the Company’s principles regarding its operating segments refer to Note 16 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The following table presents the Company’s operating segment results for the three months ended March 31, 2005 and 2004:

Three months ended March 31, 2005	Payment Services	Merchant Services	Card Issuing Services	All Other and Corporate	Totals
(in millions)
Revenues:
Transaction and processing service fees	$979.9	$682.7	$421.2	$35.5	$2,119.3
Check verification and guarantee services	—	94.0	—	—	94.0
Investment income, net	36.0	8.0	—	—	44.0
Professional services	—	5.4	13.9	6.4	25.7
Software licensing and maintenance	—	1.6	3.5	8.0	13.1
Product sales and other	1.4	86.5	6.7	9.4	104.0
Reimbursable postage and other	2.6	6.3	156.8	—	165.7
Equity earnings in affiliates (a)	2.5	50.2	—	—	52.7
Interest income	1.1	0.3	1.1	2.4	4.9

Total segment reporting revenues	$1,023.5	$935.0	$603.2	$61.7	$2,623.4

Internal revenue and pretax equivalency	$60.0	$5.7	$17.0	$3.2	$85.9
External revenue	963.5	929.3	586.2	58.5	2,537.5
Depreciation and amortization	28.9	94.2	65.5	6.8	195.4
Operating profit (loss)	314.3	185.2	108.8	(15.7)	592.6
Impairments, litigation and regulatory settlements, investment gains and losses)	(0.1)	—	0.1	23.7	23.7

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Three months ended March 31, 2004	Payment Services	Merchant Services	Card Issuing Services	All Other and Corporate	Totals
(in millions)
Revenues:
Transaction and processing service fees	$856.2	$518.6	$387.8	$41.9	$1,804.5
Check verification and guarantee services	—	97.8	—	—	97.8
Investment income, net	97.6	2.3	—	—	99.9
Professional services	—	7.7	11.8	9.3	28.8
Software licensing and maintenance	—	1.2	7.1	7.4	15.7
Product sales and other	0.8	75.3	—	2.4	78.5
Reimbursable postage and other	3.0	2.4	150.2	—	155.6
Equity earnings in affiliates (a)	0.1	38.6	—	—	38.7
Interest income	0.5	0.2	1.1	3.6	5.4

Total segment reporting revenues	$958.2	$744.1	$558.0	$64.6	$2,324.9

Internal revenue and pretax equivalency	$53.3	$9.9	$14.4	$2.9	$80.5
External revenue	904.9	734.2	543.6	61.7	2,244.4
Depreciation and amortization	24.8	70.2	57.8	7.1	159.9
Operating profit (loss)	328.6	153.8	97.9	(18.1)	562.2
Restructuring, impairments, other, investment gains and (losses)	(2.1)	(30.2)	(4.5)	(27.9)	(64.7)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows (in millions):

	Three months ended March 31,
	2005	2004
(in millions)
Revenues:
Total reported segments	$2,561.7	$2,260.3
All other and corporate	61.7	64.6

Subtotal	2,623.4	2,324.9

Divested businesses	—	58.1
Equity earnings in affiliates (a)	(52.7)	(38.7)
Interest income	(4.9)	(5.4)
Eliminations (b)	(85.9)	(80.5)

Consolidated	$2,479.9	$2,258.4

Income before income taxes, minority interest, equity earnings in affiliates, and discontinued operations:
Total reported segments	$608.3	$580.3
All other and corporate	(15.7)	(18.1)

Subtotal	592.6	562.2

Divested businesses	—	11.2
Interest expense	(48.1)	(31.1)
Minority interest from segment operations (c)	30.7	34.4
Equity earnings in affiliates	(43.8)	(30.8)
Restructuring, net	—	(32.2)
Impairments	1.0	(5.7)
Litigation and regulatory settlements	(0.1)	—
Other (d)	—	(25.0)
Investment gains and (losses)	22.8	(1.8)
Divestitures, net	6.3	265.1
Eliminations (b)	(56.6)	(50.3)

Consolidated	$504.8	$696.0

(a)	Excludes equity losses that were recorded in expense of $0.6 million and $0.4 million for the three months ended March 31, 2005 and 2004, respectively, and the amortization related to the excess of the investment balance over the Company’s proportionate share of the investee’s net book value for 2005 and 2004.

(b)	Represents elimination of an adjustment to record the Payment Services segment revenues and operating profit on a pretax equivalent basis and elimination of intersegment revenue.

(c)	Excludes minority interest attributable to items excluded from segment operations, as noted above.

(d)	Relates to adjustments for TeleCheck accounting entries that originated primarily during 2002 and 2003.

Segment assets are as follows (in millions):

	March 31, 2005	December 31, 2004
Assets:
Payment Services	$16,956.1	$17,241.4
Merchant Services	10,801.0	10,994.8
Card Issuing Services	3,935.6	3,857.9
All Other and Corporate	464.8	624.7

Consolidated	$32,157.5	$32,718.8

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

A reconciliation of reportable segment depreciation and amortization amounts to the Company’s consolidated balances is as follows (in millions):

	Three Months Ended March 31,
	2005	2004
Depreciation and Amortization:
Payment Services	$28.9	$24.8
Merchant Services	94.2	70.2
Card Issuing Services	65.5	57.8
All Other and Corporate	6.8	7.1
Divested business	—	2.7

Consolidated	$195.4	$162.6

Note 8: Commitments and Contingencies

In 2001, two putative class actions based on similar factual allegations were filed in the United States District Court for the Eastern District of New York against the Company and its subsidiary, Western Union Financial Services, Inc., asserting claims on behalf of a putative worldwide class (excluding members of the settlement class of similar actions previously filed against the Company and its subsidiaries). These actions were consolidated into a single action. The plaintiffs claimed that the Company, Western Union and Orlandi Valuta imposed an undisclosed “charge” when they transmitted consumers’ money by wire either from the United States to international locations or from international locations to the United States, in that the exchange rate used in these transactions was less favorable than the exchange rate that Western Union and Orlandi Valuta received when they traded currency in the international money market. Plaintiffs further asserted that Western Union’s failure to disclose this “charge” in the transactions violated 18 U.S.C. section 1961 et seq. and state deceptive trade practices statutes, and also asserted claims for civil conspiracy. The plaintiffs sought injunctive relief, compensatory damages in an amount to be proven at trial, treble damages, punitive damages, attorneys’ fees, and costs of suit. The parties to this action reached a proposed settlement of all claims that included the following: (1) Western Union (and, with respect to money transfer transactions from the U.S. other than California to Mexico, Orlandi Valuta) will issue coupons for discounts on future international money transfer transactions to customers who transferred money from the U.S. to certain countries other than Mexico between January 1, 1995 and approximately March 31, 2000 (for certain services, Western Union will issue coupons for transactions conducted as late as December 31, 2001), from anywhere in the U.S. other than California to Mexico between September 1, 1999 and March 31, 2000 (again, for certain services, Western Union will issue coupons for transactions conducted as late as December 31, 2001), from countries other than Canada to the U.S. between January 1, 1995 and March 31, 2000, and from Canada to the U.S. between January 1, 1995 and approximately July 31, 2002; (2) injunctive relief requiring Western Union and Orlandi Valuta to make additional disclosures regarding their foreign exchange practices; and (3) reasonable attorneys’ fees, expenses and costs as well as the costs of settlement notice and administration. A small number of class members filed objections to or requests for exclusion from the proposed settlement. The Court held a fairness hearing on April 9, 2004 and granted final approval of the settlement on October 19, 2004. On February 7, 2005, the Court approved the application of plaintiffs, made pursuant to the terms of the settlement, for an award of attorney’s fees and a payment to the class representatives. Also on February 7, 2005, the Court entered a final judgment in the action, which became final after the time for appeal lapsed.

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

On November 5, 2002, the Company and two of its subsidiaries filed counterclaims in the VISA action. In the counterclaim, the Company alleges that VISA International and VISA U.S.A., Inc. (collectively “VISA”), have abused their market power to prevent the Company from internally processing VISA credit card transactions outside of the VISA network through private arrangements. The Company also alleges that VISA has barred the Company and its customers from using private arrangements to bypass the VISA network, required the Company’s customers to pay for VISA’s network services regardless of whether the customers use those services, uses its fee structure to raise the costs of rivals and potential rivals, imposes unreasonable conditions on rivals’ access to its network and deters and prevents its members from using more efficient providers of network services such as the Company. Based on this and other conduct, the counterclaim asserts claims of monopolization, attempt to monopolize, tying, unfair competition, violations

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

of the Cartwright Act, defamation, trade libel, interference with prospective economic advantage, and breach of contract. The Company seeks trebled and punitive damages, attorneys’ fees and costs, restitution and disgorgement, and injunctive relief. The Company believes that it has complied with all of its obligations to VISA and that the allegations in its counterclaim are well founded. On August 11, 2004, the Court denied VISA’s Motion to Dismiss the Company and its two subsidiaries’ counterclaim. The Company amended the counterclaim on August 13, 2004 and on September 3, 2004 the Court entered an order vacating the trial date. Fact discovery has closed (except for some depositions that the parties have stipulated may continue) and expert discovery is scheduled to close June 10, 2005. The Company expects the Court to enter an order at some time later this year that will establish a new trial date.

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

On July 2, 2004, Pamela Brennan, Terry Crayton, and Darla Martinez filed a class action complaint on behalf of themselves and all others similarly situated in the United States District Court for the Northern District of California against the Company, its subsidiary Concord EFS, Inc., and various financial institutions. Plaintiffs claim that the defendants have violated antitrust laws by conspiring to artificially inflate foreign ATM fees that were ultimately charged to ATM cardholders. Plaintiffs seek a declaratory judgement, injunctive relief, compensatory damages, attorneys’ fees, costs and such other relief as the nature of the case may require or as may seem just and proper to the court. Five similar suits were filed and served in July, August and October 2004, two in the Central District of California (Los Angeles), two in the Southern District of New York, and one in the Western District of Washington (Seattle). The Plaintiffs sought to have all of the cases consolidated by the Multi District Litigation panel. That request was denied by the panel on December 16, 2004 and all cases have been transferred to the Northern District Court of California and assigned to a single judge. All cases other than Brennan have been stayed. In Brennan, the defendants’ motions to dismiss were argued on March 31, 2005 and the Company awaits the Court’s ruling.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

Note 9: Discontinued Operations

The Company’s financial statements reflect NYCE as a discontinued operation prior to the disposition on July 30, 2004. The results of operations were treated as income from discontinued operations, net of tax, and separately stated on the Consolidated Statements of Income, below income from continuing operations.

Included in the discontinued operations calculation is allocated interest in accordance with Emerging Issues Task Force (“EITF”) No. 87-24 “Allocation of Interest to Discontinued Operations” of $1.6 million for the three months ended March 31, 2004. The majority of NYCE operations were historically included in the Merchant Services segment.

The following table presents the summarized results of NYCE’s operations for the three months ended March 31, 2004 (in millions):

Revenue	$36.1
Expenses *	26.8

Income before income taxes	9.3
Income taxes	2.7
Minority interest, net of tax	(3.0)

Income from discontinued operations	$3.6

*	Included in expenses is amortization of the intangibles based on the 2001 purchase price and allocated interest as noted above.

Note 10: Employee Benefit Plans

The following table provides the components of net periodic benefit expense for the defined benefit pension plans:

	Three Months Ended March 31,
(in millions)	2005	2004
Service costs	$2.7	$2.7
Interest costs	14.7	14.5
Expected return on plan assets	(16.1)	(15.2)
Amortization	3.5	2.3

Net periodic benefit expense	$4.8	$4.3

The Company estimates the pension plan contribution for 2005 to be approximately $21 million, $3.6 million of which was contributed to the United Kingdom plan during the three months ended March 31, 2005.

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

For a detailed discussion regarding the Company’s segments, the businesses within each segment, the business strategies of the Company and each segment, business trends affecting the Company and certain risks inherent in the Company’s business, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Business Developments

Since the completion of its merger with Concord EFS, Inc. (“Concord”) on February 26, 2004, the Company has executed numerous initiatives to integrate Concord into FDC and reorganize existing FDC operations. The initiatives include consolidation of data centers, call centers, facilities, products and services, sales forces and administrative functions.

The costs of closing existing FDC operations and the related severance are charged to operations. During the first three months of 2005 the Company did not recognize any cost that would be reported on the restructuring line of the Consolidated Statements of Income. During the same period in 2004, $1.6 million of severance charges were recorded in this line associated with the integration and reorganization of operations. The Company also recognized expenses during the three months ended March 31, 2005 and 2004 of approximately $29.0 million and $8.7 million, respectively, related to integration and reorganization efforts which were recorded in the cost of services and selling, general and administrative line items of the Consolidated Statements of Income. Approximately 81% and 66% of these expenses were related to the Merchant Services segment during the first quarter of 2005 and 2004, respectively, with the remainder related to the Payment Services and Card Issuing Services segments and All Other and Corporate. These expenses were comprised of the cost of personnel that have been assigned to work exclusively on the integration, as well as a portion of the personnel costs for those that are partially dedicated to the integration effort. Integration and reorganization expenses also included certain internal and contract system development costs and infrastructure costs. Certain costs associated with Concord employees such as stay bonuses and enhanced severance were expensed in operations and captured as integration expenses.

In February 2005 the Company increased its quarterly dividend for common stockholders of record as of April 1, 2005 to $0.06 per common share from $0.02 per common share for the corresponding period in 2004.

During the first three months of 2005 the Company repurchased a total of 25.6 million FDC shares for $1.0 billion. In February 2005 the Company increased the share repurchase program by $2 billion. The Company’s remaining repurchase authorization was $1.9 billion as of March 31, 2005.

Results of Operations

The following discussion for both results of operations and segment results refers to the three months ended March 31, 2005 versus the same period in 2004. The 2004 results of operations include the Concord results of operations from the February 26, 2004 merger date. Consolidated results should be read in conjunction with segment results, which provide more detailed discussions concerning certain components of the Consolidated Statements of Income. All significant intercompany accounts and transactions have been eliminated. Due to the integration of Concord sales forces, operating systems and certain operations, certain transaction types historically processed by FDC are now being processed by the former Concord operations; with the same being true of historic Concord transaction types being processed by FDC. Employees associated with these functions have also shifted between FDC and Concord. As a result the Company cannot reasonably estimate Concord’s impact on revenues and operating profit. Therefore, as a result of these integration efforts and the one year anniversary of the Concord merger during the three months ended March 31, 2005, the Company can not separately quantify the impact on consolidated or segment growth rates.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Consolidated Results

	Three Months Ended March 31,			% of Total Revenue	Change
(in millions)	2005	% of Total Revenue	2004		Amount	%
Revenues:
Transaction and processing service fees	$2,195.2	89%	$1,944.0	86%	$251.2	13%
Investment income, net	(12.6)	(1)	49.9	2	(62.5)	NM
Professional services	21.8	1	22.6	1	(0.8)	(4)%
Software licensing and maintenance	13.1	1	15.7	1	(2.6)	(17)%
Product sales and other	102.2	4	76.2	3	26.0	34%
Reimbursable postage and other	160.2	6	150.0	7	10.2	7%

	$2,479.9	100%	$2,258.4	100%	$221.5	10%

Expenses:
Cost of services	$1,351.6	55%	$1,183.4	52%	$168.2	14%
Cost of products sold	59.6	2	46.9	2	12.7	27%
Selling, general and administrative	390.5	16	356.8	16	33.7	9%
Reimbursable postage and other	160.2	6	150.0	7	10.2	7%
Other operating expenses, net	(0.9)	0	62.9	3	(63.8)	NM

	$1,961.0	79%	$1,800.0	80%	$161.0	9%

Operating revenues overview

The increase in total revenues was driven by all reported segments experiencing positive revenue growth due to increased transactions as well as the inclusion of the former Concord operations for the full quarter in 2005 partially offset by the disposition of GCA Holdings, LLC (“GCA”) in March of 2004. The following provides highlights of revenue growth while a more detailed discussion is included in the Segment Results section below:

•	Consolidated transaction and processing service fee revenue growth in the first quarter of 2005 was favorably impacted by the inclusion of Concord for the full quarter in 2005 compared to activity from the date of merger in February 2004. The March 2004 disposition of GCA negatively impacted transaction and processing service fee revenue growth in the first quarter of 2005. The deconversion of Bank One in the Card Issuing Services segment, and the foreseen losses of certain STAR debit customers, including Wells Fargo and Wachovia, in the Merchant Services and Card Issuing Services segments adversely impacted growth in 2005. The loss of the STAR debit customers was contemplated in the merger with Concord. In the Payment Services segment, Western Union agent location growth in first quarter 2005 was 20% over the comparable period in 2004. These additional agent locations, together with increased money transfers at existing locations contributed to increased transaction volume internationally and domestically. The Merchant Services segment experienced revenue and transaction growth due to the inclusion of the former Concord operations for the full quarter 2005 compared to activity from the date of merger in February 2004, international acquisitions and internal growth in the domestic business. Revenue in the Card Issuing Services segment also grew as a result of the incremental impact of the merger with Concord as well as international acquisitions partially offset by the deconversion of Bank One and other clients.

•	Substantially all investment income relates to the Payment Services segment’s official check and money order business. The decrease in investment income in the first quarter 2005 was impacted by changes in interest rates over the same period last year, portfolio yields, and the amount of gains realized upon liquidation of certain portfolio investments in 2004. Investment income was negative in the first quarter of 2005 as a result of no realized gains on the sale of portfolio investments and increased official check commissions paid to agents, which were partially offset by lower realized losses on hedges, higher yields on certain investments and an increase in average investable balances. Investment income is expected to be negative throughout 2005. A majority of the income from the portfolio investments is tax exempt. The Company will continue to realize tax-free earnings on these investments. For segment reporting purposes, these tax-free earnings are reflected on a pretax equivalent basis (i.e., as if investment earnings on nontaxable settlement assets were fully taxable at FDC’s marginal tax rate). The revenue and operating profit impact of the segment presentation is eliminated in consolidation.

•	The increase in product sales and other revenue is attributable to the inclusion of the former Concord businesses for the full quarter 2005 compared to activity from the date of merger in February 2004, contract termination fees, increased sales and leasing of terminals and increased royalty income.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

•	The increase in reimbursable postage revenue and the corresponding expense increase are due to new business partially offset by account deconversions.

Operating expenses overview

Operating expenses include cost of services; cost of products sold; and selling, general and administrative expenses. The increase in the dollar amount of total operating expenses resulted from growth in the Company’s core businesses and acquisitions.

•	The cost of services increase results from the inclusion of the former Concord businesses for the full quarter in 2005 compared to activity from the date of merger in February 2004, the acquisitions of Cashcard and First Data Hellas in April and July of 2004, respectively, and increased agent commissions resulting from increased revenues partially offset by a decrease due to the sale of GCA. The majority of the increase in cost of services as a percentage of revenue is driven by increased debit network fees.

•	The increase in cost of products sold is attributable to the inclusion of the former Concord operations for the full quarter 2005 compared to activity from the date of the merger in February 2004 as well as increased sales and leasing of terminals.

•	Selling, general and administrative expenses, as a percentage of revenue, remained relatively consistent with the same period in 2004. The majority of the increase in selling, general and administrative expenses results from the inclusion of the former Concord business for the full quarter 2005 compared to activity from the date of merger in February 2004 and international acquisitions.

Other operating expenses, net

Other operating expenses related to restructuring, asset impairments, litigation and regulatory settlements and other charges totaled a net benefit of $0.9 million and a net charge of $62.9 million for the three months ended March 31, 2005 and 2004, respectively.

2005 Activities

Restructuring

There were no restructuring charges in the first three months of 2005. The following table summarizes the Company’s utilization of restructuring accruals for the three months ended March 31, 2005 (in millions):

	Employee Severance	Facility Closure
Remaining accrual at January 1, 2005	$23.7	$2.5
Cash payments and other	(9.2)	(0.4)

Remaining accrual at March 31, 2005	$14.5	$2.1

Impairments

The Company recognized a gain of $1.0 million in All Other and Corporate resulting from the subsequent sale of assets previously impaired.

Litigation and regulatory settlements

The Company recorded a regulatory settlement charge of $1.5 million in the Payment Services segment which was substantially offset by the reversal of an unutilized reserve established in 2000 for the settlement of a lawsuit also in the Payment Services segment.

2004 Activities

(in millions)	Pretax Benefit (Charge)
Three months ended March 31, 2004	Payment Services	Merchant Services	Card Issuing Services	All Other and Corporate	Totals
Restructuring charges	$(1.8)	$(4.1)	$(5.9)	$(20.5)	$(32.3)
Restructuring accrual reversals	0.1	—	—	—	0.1
Impairments	(0.4)	—	—	(5.3)	(5.7)
Other	—	(25.0)	—	—	(25.0)

Total pretax charges, net of reversals	$(2.1)	$(29.1)	$(5.9)	$(25.8)	$(62.9)

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Restructuring charges

The restructuring charges were comprised of $27.0 million related to severance and $5.3 million related to facility closures. Severance charges resulted from the termination of approximately 364 employees across the organization, representing all levels of employees and approximately 1% of the Company’s workforce. The following describes the nature and timing of the restructuring plans by segment:

Payment Services

•	Charges related to severance costs associated with the consolidation of various international functions into Dublin, Ireland. The restructuring plan was completed in the first quarter of 2004.

Merchant Services

•	Severance charges resulted from the closure of certain FDC operations and locations, including a Card Services International (“CSI”) call center, a TeleCheck Services, Inc. (“TeleCheck”) data center, a PayPoint Electronic Payment Systems (“PayPoint”) debit processing center and elimination of certain positions as a result of the Company’s reorganization done in conjunction with the Concord integration. All of the above noted restructuring plans were completed in 2004.

•	Severance charges also were incurred related to the continued integration of international support functions between the Merchant Services and Card Issuing Services segments that began in 2003. This restructuring plan was completed in the first quarter of 2004.

•	In connection with the dissolution of a joint venture, the Company paid for the severance of joint venture employees.

Card Issuing Services

•	Severance charges resulted from the integration of international support functions with Merchant Services as noted above. This plan was completed in the first quarter of 2004.

•	Charges also were incurred related to the lease buyout of a facility in the United Kingdom after it was determined that the facility could not fulfill the Company’s needs. This plan was completed in the first quarter of 2004.

All Other and Corporate

•	Charges related to severance resulting from the consolidation of certain existing FDC administrative operations with Concord were recorded. This plan was completed in the first quarter of 2004.

•	There were a number of restructuring actions within eONE Global L.P (“eONE”). eONE severance charges were a result of eONE’s decision to slow the rate of investment in certain product offerings due to slower than anticipated market acceptance, and reductions of the overall management structure at eONE. Part of these severance charges included the elimination of several senior management positions. A charge of $10.9 million related to certain of these senior managers also was incurred due to their right upon termination under certain circumstances to sell shares purchased at the time of eONE’s formation to eONE at the original purchase price. Certain of the restructuring plans were completed in the second quarter of 2004 with the remaining completed in the third quarter of 2004.

Impairments

The Company recognized $5.7 million of asset impairment charges during the first quarter of 2004. The All Other and Corporate charges include the write-down of fixed assets associated with facility closures which were part of the restructuring actions noted above, and an impairment of Encorus software due to diminished demand for a product offering. The Payment Services segment charge was due to the write-down of leasehold improvements associated with certain domestic restructuring activities.

Other

The Company recognized a $25.0 million pretax charge related to adjustments for TeleCheck accounting entries that originated primarily during 2002 and 2003.

Interest income

Interest income decreased slightly due to a decrease in cash balances partially offset by an increase in interest rates.

Interest expense

Interest expense increased as a result of higher average debt balances in the current period related to the issuance of $1 billion in debt during the third quarter of 2004, higher commercial paper balances outstanding in the current period and increased interest rates.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Investment gains and losses, net

During the first quarter of 2005 the Company recognized a gain of $21.4 million on the sale of CheckFree Corporation common stock, net of charges to exit related hedging instruments, as well as gains on the sales of other strategic investments.

The Company recognized a $1.8 million net investment loss for the first quarter of 2004 due to the write down of investments related to e-commerce businesses.

Divestitures, net

During the three months ended March 31, 2005 the Company recognized a gain on the sale of a small business and reversed $3.8 million of divestiture accruals due to the expiration of certain contingencies.

In March 2004 the Company sold its 67% ownership interest in GCA, which resulted in net proceeds of $435.6 million and a pretax gain of $263.8 million. The Company also reversed divestiture accruals of $1.3 million due to the expiration of certain exposures.

Income taxes

FDC’s effective tax rates on pretax income from continuing operations were 27.7% and 31.3% for the three months ended March 31, 2005 and 2004, respectively. The decrease in the effective tax rate results from a number of different factors, the most significant of which is the March 2004 disposition of GCA. The calculation of the effective tax rate includes equity earnings in affiliates and minority interest in pretax income. The majority of minority interest and equity earnings relate to entities that are considered pass-through entities for income tax purposes.

Minority interest

The increase in minority interest expense is attributable to the minority interest benefit recognized in the first quarter of 2004 due to the restructuring and impairment charges related to eONE businesses as well as increased income from consolidated merchant alliances in the first quarter of 2005. The absence of the minority interest expense associated with GCA in the first quarter of 2005 partially offset the increase.

Equity earnings in affiliates

The increase in equity earnings in affiliates is predominantly attributable to increased profit as a result of increased transaction volumes of certain merchant alliances.

Diluted earnings per share

Diluted earnings per share (“EPS”) from continuing operations decreased due to a decrease in net income resulting most significantly from the gain on the sale of GCA recognized in 2004 offset by the items discussed above and to a lesser extent, the purchase of treasury stock.

Segment Results

For a detailed discussion of the Company’s principles regarding its operating segments, refer to “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Payment Services Segment Results

	Three Months Ended March 31,			% of Segment Revenue	Change
(in millions)	2005	% of Segment Revenue	2004		Amount		%
Revenues:
Transaction and processing service fees	$979.9	95%	$856.2	89%	$123.7		14%
Investment income, net (a)	36.0	4	97.6	10	(61.6)		(63)%
Other revenues	7.6	1	4.4	1	3.2		73%

Total revenue	$1,023.5	100%	$958.2	100%	$65.3		7%

Operating profit (a)	$314.3		$328.6		$(14.3)		(4)%
Operating margin	31%		34%		(3	) pts
Key indicators:
Consumer-to-consumer money transfer transactions (b)	25.344		21.566		3.778		18%
Consumer-to-business transactions (c)	39.591		36.513		3.078		8%

(a)	For segment reporting purposes, Payment Services presents investment income and operating profit on a pretax equivalent basis (i.e., as if investment earnings on settlement assets, which are substantially all nontaxable, were fully taxable at FDC’s marginal tax rate). The revenue and operating profit impact of this presentation is eliminated in consolidation.

(b)	Consumer-to-consumer money transfer transactions include North America and international consumer money transfer services.

(c)	Consumer-to-business transactions include Quick Collect, EasyPay, PhonePay, Paymap’s Just-in-Time and Equity Accelerator services, and E Commerce Group’s SpeedPay transactions directly processed by E Commerce Group.

Summary

Payment Services segment revenue growth was most significantly impacted by Western Union consumer-to-consumer money transfer revenue growth of 15% for the three months ended March 31, 2005 over the same period in 2004 driven by increased transactions. Money transfer and bill payment transactions, classified as either consumer-to-consumer or consumer-to-business represent 86% and 82% of total segment revenues for the three months ended March 31, 2005 and 2004, respectively. Also impacting the segment’s revenue growth was increased remittance processing resulting from new clients and the inclusion of the former Concord operations for the full quarter in 2005 compared to activity from the date of merger in February 2004 partially offset by a decrease in investment income resulting from increasing interest rates and no portfolio gains in the first quarter of 2005.

Transaction and Processing Service Fee and Other Revenue

Money Transfer / Bill Payment

Money transfer and bill payment transactions, classified as either consumer-to-consumer or consumer-to-business, generated approximately $882 million and $784 million for the three months ended March 31, 2005 and 2004, respectively, a 13% increase compared to the first quarter of 2004. The remaining Payment Services’ transaction and processing service fee and other revenues include prepaid services, fee-based component of official check and money order, remittance processing, check processing, and other bill payment and transportation-related payment services business.

The following table illustrates the different components of consumer-to-consumer and consumer-to-business revenues as a percentage of the combined total for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
Consumer-to-consumer
International (a)	61%	58%
Domestic (b)	17%	18%
Mexico (c)	6%	6%
Consumer-to-business	16%	18%

Total	100%	100%

(a)	Represents transactions between foreign countries, transactions originated in the U.S. destined for foreign countries and foreign country transactions destined for the U.S. Excludes all transactions within and between the U.S. and Canada and U.S. outbound transactions destined for Mexico as reflected in (b) and (c) below.

(b)	Represents all transactions within and between the U.S. and Canada.

(c)	Represents U.S. outbound transactions destined for Mexico.

Consumer-to-consumer

The table below illustrates performance indicators for the consumer-to-consumer money transfer business for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
Consumer-to-consumer money transfer transaction growth	18%	20%
Consumer-to-consumer money transfer revenue growth	15%	19%
Agent locations (end of period)	225,000	188,000

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Consumer-to-consumer money transfer transactions increased 18% to 25.3 million in the first quarter of 2005 generating revenue growth of 15% compared to the same period in 2004. International, Mexico and domestic money transfer transactions, including westernunion.com for all periods presented, grew 23%, 17% and 3%, respectively, for the three months ended March 31, 2005 compared to the same period in 2004; and 25%, 15% and 8%, respectively, for the three months ended March 31, 2004 compared to the same period in 2003. The growth in international transaction volume is driven by the strength in the U.S. outbound business and the continued performance of the international business resulting from increased same-store-sales transactions at existing locations and the addition of new locations. The growth in Mexico money transfer transactions was driven by Western Union branded transactions, both the “In Minutes Service” and “Next Day Service.” The decrease in the domestic money transfer growth rate in the first quarter 2005 compared to the first quarter 2004 was not specifically attributable to any single event. The March 2005 domestic money transfer transaction growth rate was 4% compared to March 2004, and the Company expects this growth rate to trend up.

The majority of consumer-to-consumer transaction and revenue growth was derived from more mature agent locations as new agent locations contribute less to growth in the first few years of operation. Increased productivity, measured by transactions per location, often is experienced as locations mature, with agents becoming very productive after five years. The Company believes that new agent locations will help drive growth by increasing the number of locations available to send and receive money. However, the number of send and pay transactions at an agent location can vary significantly due to such factors as customer demographics around the location, immigration patterns, changing economic conditions, geo-political environment, the location’s class of trade and hours of operation, length of time the location has been offering Western Union services, regulatory limitations and competition. These factors can impact the volume and type of transactions between corridors and regions.

The Company believes that foreign exchange rates also impact consumer-to-consumer money transfer revenue. First, fluctuations in the exchange rates from one period to another may increase or decrease U.S. dollar denominated revenue when foreign-derived revenue is being translated into U.S. dollars (a “currency conversion” impact). Second, depending upon fluctuations in foreign exchange rates between two currencies, a sender may need to transfer more or less cash to meet the recipient’s financial needs in the receive country. Management believes that both principal per transaction and revenue per transaction could be impacted by fluctuations in currency exchange rates between different send and receive currencies. Consumer-to-consumer revenue growth benefited from the currency conversion impact of the euro. For the three months ended March 31, 2005 and 2004, the exchange rates between the euro and the U.S. dollar resulted in a year-over-year benefit to revenue of $13.7 million and $27.5 million, respectively, assuming a constant exchange ratio (i.e., as if there was no change in exchange rates from the same quarter in the previous year) between the euro and the U.S. dollar.

Consumer-to-business

The following table illustrates performance indicators for the consumer-to-business bill payment business for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
Consumer-to-business transaction growth	8%	9%
Consumer-to-business revenue growth	1%	(2)%

Demand for the Company’s consumer-to-business bill payment services is shifting from traditional cash payment services to electronic bill payment services. While cash payment services continue to be impacted negatively by electronic payment options, electronic bill payment services are experiencing strong transaction growth that is expected to continue throughout 2005.

Investment income

For segment reporting purposes, the Payment Services segment presents investment income and operating profit on a pretax equivalent basis (i.e., as if investment earnings on nontaxable settlement assets were fully taxable at FDC’s marginal tax rate). The revenue and operating profit impact of this presentation is eliminated in consolidation. The decrease in investment income in the first quarter of 2005 is attributable to higher short-term interest rates, which resulted in higher official check commissions paid to agents, and no realized gains on the liquidation of certain portfolio investments partially offset by higher yields on certain investments, an increase in average investable balances and lower realized losses on derivative instruments used to hedge commissions paid to agents. Realized gains on the liquidation of certain portfolio investments were $47.9 million for the three months ended March 31, 2004. The investment portfolio balance is driven largely from sales of official checks by agents. The average investment portfolio balance increased 5% in first quarter 2005 compared to first quarter 2004 due to new business and growth in existing business. Results similar to first quarter 2005 are expected for the remainder of the year based on certain anticipated changes in interest rates.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Operating profit

Payment Services’ operating profit (on a pretax equivalent basis) and operating margin decreased for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 due to the decrease in investment income partially offset by the increase in consumer-to-consumer money transfer revenue and its corresponding operating margin.

Merchant Services Segment Results

	Three Months Ended March 31,			% of Segment Revenue	Change
(in millions)	2005	% of Segment Revenue	2004		Amount		%
Revenues: (a)
Transaction and processing service fees	$682.7	74%	$518.6	70%	$164.1		32%
Check verification and guarantee services	94.0	10	97.8	13	(3.8)		(4)%
Product sales and other	86.5	9	75.3	10	11.2		15%
Equity earnings in affiliates	50.2	5	38.6	5	11.6		30%
Other revenue	21.6	2	13.8	2	7.8		57%

	$935.0	100%	$744.1	100%	$190.9		26%

Operating profit (a)	$185.2		$153.8		$31.4		20%
Operating margin (a)	20%		21%		(1	) pt
Key indicators: (a)
North America merchant transactions (b)	5,275.7		3,825.8		1,449.9		38%

(a)	2004 amounts exclude the discontinued operations of NYCE and the divested business of GCA.

(b)	North America merchant transactions include acquired VISA and MasterCard credit and signature debit, PIN-debit, electronic benefits transactions (“EBT”), and processed-only or gateway customer transactions at the POS. North America merchant transactions also include acquired ATM transactions, gateway transactions at ATMs, and STAR PIN-debit POS transactions received from other acquirers.

Summary

Merchant Services segment revenues for first quarter 2005 were impacted positively by the inclusion of Concord operations for the full quarter in 2005 compared to activity from the date of merger in February 2004, international acquisitions and internal growth in the domestic business. The increases were partially offset by declines in the TeleCheck business.

For the three months ended March 31, 2005 and 2004 domestic Merchant Services segment revenues were approximately 91% and 92%, respectively, of total segment revenues, with international operations comprising the remaining amounts. Domestic Merchant Services includes the merchant and network acquiring and processing businesses, as well as the check verification and guarantee business. International growth was driven by the Company’s continued international expansion, which included the 2004 acquisitions of Cashcard and First Data Hellas, as well as internal growth. Domestic merchant acquiring growth rates are significantly impacted by debit network fees assessed by the debit networks.

Transaction and processing service fee revenue and equity earnings in affiliates

The components of transaction and processing service fee revenue and equity earnings in affiliates for the three months ended March 31, 2005 and 2004 respectively are:

	Three months ended March 31,		Change
(in millions)	2005	2004	Amount	%
Acquiring revenue	$486.2	$396.2	$90.0	23%
Debit network fees	143.7	75.1	68.6	91%
Processing revenue charged to unconsolidated merchant alliances	52.8	47.3	5.5	12%

Total transaction and processing revenue	682.7	518.6	164.1	32%
Equity earnings in affiliates	50.2	38.6	11.6	30%

Total transaction and processing revenue and equity earnings in affiliates	$732.9	$557.2	$175.7	32%

Acquiring revenue, including merchant and network, is generated from the Company’s consolidated alliances, revenue sharing arrangements and owned portfolios and represents credit, signature debit, stored value and loyalty card transaction processing

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

services, including authorization, transaction capture and settlement, chargeback handling, call center assistance and dispute resolution. Other acquiring revenue is recognized, net of operating expenses, in equity earnings in affiliates for the Company’s proportionate share of the unconsolidated merchant alliances’ net income. The increase in acquiring revenue was driven by the inclusion of Concord for the full quarter in 2005 compared to activity from the date of merger in February 2004. The 2005 acquiring revenue growth rate was adversely impacted by the foreseen loss of certain STAR clients, including Wells Fargo and Wachovia, which were contemplated in the merger with Concord. Also contributing to the increase in acquiring revenue were the Company’s historic businesses experiencing increases in overall card usage, other acquisitions and new merchant signings. The increase in card usage is driven by increases in the number of locations and transaction growth at existing merchants.

Acquired PIN-debit transactions, including STAR debit network processed-only transactions, have been the fastest growing type of transaction, accounting for approximately 25% and 19% of total North America merchant transactions in the first three months of 2005 and 2004, respectively. The Company continues to see a shift to the use of PIN-debit cards from credit, signature debit, checks and cash. These trends are expected to continue with the inclusion of acquired PIN-debit transactions processed by STAR and other debit networks, and the continued implementation of PIN-debit capabilities at the Company’s regional and large national merchant clients.

Debit network fees are pass-through revenues associated with acquired PIN-debit transactions, which are accounted for similarly to reimbursable postage (i.e. recognized in transaction and processing revenues and cost of services) and have no margins. These fees are generally invoiced by the networks and paid directly by the Company. Debit network fees have no impact on equity earnings in affiliates as they are a net zero impact to the unconsolidated merchant alliances’ net income. The increase in debit network fees was driven by the inclusion of Concord for the full quarter in 2005 compared to activity from the date of merger in February 2004. Partially offsetting this increase was the loss of a low-margin merchant acquiring customer that generated significant debit network fees.

Processing revenue charged to unconsolidated merchant alliances represent revenues earned from providing processing services to the unconsolidated merchant alliances. These processing fees are recognized as expense by the unconsolidated merchant alliances. Increased processing revenue charged to unconsolidated merchant alliances is attributable to similar factors as noted above in acquiring revenue.

Equity earnings in affiliates represent the Company’s proportionate share of the unconsolidated merchant alliances’ net income. When the Company does not have control to consolidate an alliance, net income from this merchant business is recorded in equity earnings. The unconsolidated merchant alliances recognize acquiring revenue and debit network fees similar to the Company, as well as the processing fees outsourced to the Company, sales force and other administrative expenses. Increased equity earnings associated with unconsolidated merchant alliances is attributable to similar factors as noted above in acquiring revenue.

As discussed above, the financial results of the merchant alliance strategy appear both in transaction and processing revenue and equity earnings on the income statement, dependent upon whether the merchant alliance is consolidated or unconsolidated. As a result of this accounting treatment, the effect of a merchant moving from an unconsolidated alliance to a consolidated alliance will result in the reduction of processing revenue and equity earnings, which would be more than offset by a larger increase in acquiring revenue. The opposite would occur with a merchant moving from a consolidated to an unconsolidated alliance. Such a movement of merchants may have a minimal impact on net income in an instance where the unconsolidated alliance is owned 50% by the Company and the consolidated alliance is owned 55% (i.e. only a 5% difference when considering minority interest expense). Although the net income impact in this instance may be minimal the revenue impact would be far greater. The revenue impact would be further amplified by merchants that are mostly PIN-debit as there would be significant impact to debit network fee revenue and no impact to net income as these fees have no margin.

Check verification and guarantee services revenue

The decrease in check verification and guarantee services revenue results from price compression and the general decline in the paper check verification and guarantee volumes offset in part by increased volumes related to electronic check acceptance as well as the inclusion of the former Concord PPS business for the full quarter in 2005. The continued decline in paper check guarantee and verification volumes is a direct result of the increased trend by consumers to utilize debit and credit cards at the point-of-sale (“POS”) as discussed above. The trend of increased utilization of debit and credit cards at the POS is expected to continue throughout 2005. During first quarter 2005 the Company completed its review of the TeleCheck business and concluded that it fits as a product that complements and supplements other products of the Merchant Services segment.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Product sales and other revenue

The increase in product sales and other revenues is attributable to the inclusion of Concord for the full quarter in 2005 compared to activity from the date of merger in February 2004 as well as increased sales and leasing of terminals.

Operating profit

Merchant Services segment operating profit increased 20% in the first quarter of 2005 compared to the first quarter of 2004 due to the growth in transaction and processing service fee revenue, equity earnings in affiliates and product sales and other revenue as described above as well as increased operating profit for TeleCheck. The increase was offset partially by certain dedicated resources and other expenses related to the integration of Concord which has increased over the prior period due to the inclusion of the former Concord operations for the full quarter 2005 compared to activity from the date of merger in February 2004 as well as increased integration efforts during the current period. Certain of the integration related expenses and the increased debit network fees negatively impacted the 2005 operating margin.

Card Issuing Services Segment Results

	Three Months Ended March 31,
	2005	% of Segment Revenue	2004	% of Segment Revenue	Change
(in millions)					Amount	%
Revenues: (a)
Transaction and processing service fees	$421.2	70%	$387.8	70%	$33.4	9%
Professional services	13.9	2	11.8	2	2.1	18%
Reimbursable postage and other	156.8	26	150.2	27	6.6	4%
Other revenue	11.3	2	8.2	1	3.1	38%

	$603.2	100%	$558.0	100%	$45.2	8%

Operating profit (a)	$108.8		$97.9		$10.9	11%
Operating margin (a)	18%		18%		0 pts
Key indicators:
Card accounts on file (end of period)
Domestic	409.3		365.4		43.9	12%
International	31.4		32.9		(1.5)	(5)%

Total	440.7		398.3		42.4	11%

North America issuer transactions (b)	1,839.5		1,164.3		675.2	58%

(a)	2004 amounts exclude the discontinued operations of the NYCE business.

(b)	North America issuer transactions include VISA and MasterCard signature debit, STAR ATM, STAR PIN-debit POS, and ATM and PIN-debit POS gateway transactions.

Summary

The Card Issuing Services segment experienced positive revenue growth and operating profit growth driven by the addition of the former Concord businesses for the full quarter in 2005 compared to activity from the date of merger in February 2004, international acquisitions, new business and internal growth, partially offset by account deconversions, including Bank One in the third and fourth quarters of 2004, and the impact of 2004 pricing pressures.

Domestic segment revenues were approximately 79% and 81%, for the three months ended March 31, 2005 and 2004, respectively, while international operations comprised the remaining amount. Total Card Issuing Services revenues benefited from conversion rate movements in the British pound and Australian dollar by approximately $4 million and $11 million for the three months ended March 31, 2005 and 2004, respectively, while operating profit was slightly benefited for the corresponding periods.

Transaction and processing service fee revenue

Credit, retail and debit based revenue account for 82% of the segment’s domestic transaction and processing revenue for the first quarter of 2005. The remaining 18% of domestic transaction and processing revenue includes printing and embossing services for clients that do not process accounts on the Company’s system, as well as other data processing services provided to non-card issuing customers. 2005 results were negatively impacted by deconversions, the largest of which was Bank One in the third and fourth quarters of 2004; as well as the loss of Wells Fargo and Wachovia, two STAR debit customers, which were contemplated in the merger with Concord. Revenue for the remainder of 2005 will be adversely impacted by the deconversion of the Fleet and HSBC accounts, which occurred in the first quarter of 2005 as well as the JPMorgan Chase accounts, which are scheduled to deconvert in the

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

third quarter of 2005. The impact of these deconversions will be marginally offset by the first quarter 2005 conversion of approximately 43 million accounts, most of which were retail.

Credit and retail based revenue

Revenue growth in the first quarter of 2005 was positively impacted by international acquisitions, new business, and growth from existing clients; partially offset by deconversions including Bank One card accounts on file in the third and fourth quarters of 2004 and the impact of 2004 pricing pressures experienced during the quarter.

The shift from credit to retail and debit cards, as shown below, is expected to continue as the scheduled deconversion of JPMorgan Chase’s accounts in the third quarter 2005 are credit accounts. The Company expects approximately 60% of accounts on file to be retail accounts by the end of 2005. Retail account portfolios typically have a lower proportionate share of active accounts than bankcard account portfolios. In addition, contract pricing is dependent upon volume of accounts and transactions.

	Three Months Ended March 31,
	2005	2004
Bankcard	25%	43%
Retail	54%	37%
Debit	21%	20%

The Company converted 43 million accounts during the first quarter of 2005, most of which were retail. At March 31, 2005, the Company had approximately 10 million accounts in the pipeline, the majority of which are debit. After taking into consideration the conversion of the pipeline and anticipated deconversions, accounts on file at the end of 2005 are expected to be approximately 440 million.

Debit based processing revenue

Debit based processing revenue is driven primarily by the North America issuer transactions noted above. Domestic debit based processing revenues represented approximately 35% and 24% of domestic transaction and processing revenue for the three months ended March 31, 2005 and 2004, respectively. The increase in North America issuer transactions and the corresponding increase in debit based processing revenue resulted from the inclusion of the former Concord operations for the full quarter 2005 compared to activity from the date of the merger in February 2004 partially offset by the foreseen loss of Wells Fargo and Wachovia, which were contemplated in the merger with Concord. Price compression upon renewal of contracts and the change in client mix are anticipated to result in different growth rates in revenue and transactions. As noted above in the Merchant Services segment discussion the Company continues to see a shift to the use of PIN-debit cards from credit, signature debit, checks and cash. These trends are expected to continue with the inclusion of PIN-debit transactions processed by the STAR debit network. PIN-debit transactions have been the fastest growing type of transaction.

Reimbursable postage and other revenue

The increase in reimbursable postage and other revenue is attributable to new business offset by account deconversions.

Operating profit

Card Issuing Services segment operating profit increased due to inclusion of the former Concord businesses for the full quarter in 2005 compared to activity from the date of merger in February 2004. Operating profit also benefited from expense management, including cost savings associated with 2004 restructuring activities, as well as the items impacting revenue as noted above. Operating margins were relatively flat for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 as a result of the items discussed above.

All Other and Corporate

	Three Months Ended March 31,
(in millions)	2005	2004	Percent Change
Revenues	$61.7	$64.6	(4)%
Operating loss	(15.7)	(18.1)	13%

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Revenues

The decrease in revenues for the first quarter of 2005 compared to the first quarter of 2004 resulted from reduced pricing on a contract, which went into effect on April 1, 2004, partially offset by an increase in royalty income.

Operating loss

Operating loss decreased for the first three months of 2005 compared to the same period in 2004 due to the items impacting revenue noted above.

Capital Resources and Liquidity

The Company’s sources of liquidity during 2005 were cash generated from operating activities, the proceeds received from the sale of CheckFree Corporation common stock and increase in issuance of commercial paper. The Company believes its current level of cash and short-term financing capabilities along with future cash flows from operations are sufficient to meet the needs of its existing businesses. The Company may, from time to time, seek longer-term financing to support additional cash needs or to reduce short-term borrowings. The following discussion highlights the Company’s cash flow activities from continuing operations during the three months ended March 31, 2005 and 2004.

Cash and Cash Equivalents

Highly liquid investments (other than those included in settlement assets) with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates market value. At March 31, 2005 and December 31, 2004, the Company held $712.9 million and $895.4 million in cash and cash equivalents, respectively.

Excluded from cash and cash equivalents at March 31, 2005 and December 31, 2004 were cash of $722.5 million and $598.4 million, respectively. Such excluded amounts at March 31, 2005 and December 31, 2004 consist of $595.6 million and $455.3 million, respectively, of regulatory required investments in connection with the money transfer operations and client covenants associated with the official check business; $100.0 million of required investments in connection with the Company’s First Financial Bank for both periods; as well as $26.9 million and $43.1 million, respectively, of escrowed funds and other. The escrowed funds primarily relate to installment payments on acquisitions. Amounts excluded from cash and cash equivalents are included in “other assets” on the Consolidated Balance Sheets.

Cash held outside of the U.S. at March 31, 2005 and December 31, 2004 was $342.8 million and $268.1 million, respectively.

Cash Flows from Operating Activities from Continuing Operations

	Three Months Ended March 31,
Source/(use) (in millions)	2005	2004
Net income from continuing operations	$374.5	$479.9
Depreciation and amortization	195.4	162.6
Other non-cash items and charges, net	(81.4)	(234.6)
Increase (decrease) in cash, excluding the effects of
acquisitions and dispositions, resulting from changes in:
Accounts receivable	40.7	53.6
Other assets	49.4	45.2
Accounts payable and other liabilities	(163.7)	(75.4)
Income tax accounts	107.8	173.8

Net cash provided by operating activities from continuing operations	$522.7	$605.1

The increase in depreciation and amortization expense in 2005 is attributable to the February 2004 Concord acquisition and to a lesser extent increases in capitalized property, plant and equipment and capitalized payments to secure customer contracts partially offset by the disposition of GCA.

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

The change in accounts receivable between years is the result of the timing of collections compared to billings. The change in accounts payable and other liabilities between years results from timing of payments for vendor invoices, payments to minority interest holders and pension contributions. Payments to minority interest holders for the three months ended March 31, 2005 and 2004 were $33.5 million and $44.1 million, respectively. The change in activity in income tax accounts between years is due to the provisions accrued in each respective year and the timing of tax payments.

Cash Flows from Investing Activities from Continuing Operations

	Three Months Ended March 31,
Source/(use) (in millions)	2005	2004
Current year acquisitions, net of cash acquired	$—	$544.5
Payments related to other businesses previously acquired	(54.3)	(25.7)
Proceeds from dispositions, net of expenses paid	—	435.6
Additions to property and equipment, net	(64.0)	(37.9)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(42.3)	(37.2)
Proceeds from the sale of marketable securities	218.2	647.7
Other investing activities	(170.3)	(111.1)

Net cash provided by (used in) investing activities from continuing operations	$(112.7)	$1,415.9

In 2004, the Company acquired $546.0 million of cash in connection with the Concord merger which was offset slightly by the purchase of merchant portfolios.

During the quarter ended March 31, 2005 and 2004, payments related to other businesses previously acquired related to contingent consideration.

The following table discloses amounts capitalized related to customer contracts, conversion costs, systems development and property and equipment.

	Three Months Ended March 31,
(in millions)	2005	2004
Customer contracts	$19.4	$9.3
Conversion costs	13.6	10.0
Systems development	9.3	17.9

Subtotal	42.3	37.2
Property and equipment	64.0	37.9

Total amount capitalized	$106.3	$75.1

Proceeds from the sale of marketable securities for the three months ended March 31, 2005, include $97.9 million in proceeds from the sale of CheckFree common stock, $83.1 million from the liquidation of Concord marketable securities and $37.2 million resulting from the maturity of other investments held by the Company’s First Financial Bank. The source of cash for the three months ended March, 31, 2004, include the $617.8 million liquidation of Concord marketable securities, $25.1 million in proceeds from the sale of CheckFree common stock due to the costless collars maturing, and $4.8 million from the sale of other corporate investments.

The use of cash for other investing activities for the three months ended March 31, 2005 relates to the change in regulatory, restricted and escrow cash balances noted above in the Cash and Cash Equivalents discussion, the purchase of $37.7 million of investments related to the Company’s First Financial Bank, and $5.8 million use related to other investing activity. The use of cash for other investing activities for the three months ended March 31, 2004, relates to changes in regulatory, restricted and escrow cash balances.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Cash Flows from Financing Activities from Continuing Operations

	Three Months Ended March 31,
Source/(use) (in millions)	2005	2004
Short-term borrowings, net	$528.6	$—
Principal payments on long-term debt	(8.6)	(603.0)
Proceeds from issuance of common stock	48.4	100.7
Purchase of treasury shares	(1,144.8)	(956.3)
Cash dividends	(16.1)	(14.4)

Net cash (used in) financing activities from continuing operations	$(592.5)	$(1,473.0)

The Company’s financing activities include net proceeds and cash outlays related to the issuance and paydown of commercial paper, as well as other long-term debt and capital leases. The commercial paper balance was $1,193.2 million as of March 31, 2005 compared to no outstanding balance as of March 31, 2004. Commercial paper was used to meet short-term liquidity needs during 2005. The Company has a $1.5 billion commercial paper program that is supported by a $1.1 billion revolving credit facility (the “facility”), which expires on November 3, 2005.

The Company’s current interest coverage ratio is approximately 11.8 to 1. The Company expects to continue to comply with all of its debt covenants.

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

Payments for capital leases were $8.6 million and $5.7 million for the three months ended March 31, 2005 and 2004, respectively.

Proceeds from the issuance of common stock result from stock option exercises and purchases under the Company’s employee stock purchase plan.

The following table presents stock repurchase programs authorized by the Board of Directors from May 2003 through February 2005, disclosing total shares purchased under each program and the associated cost (in millions) for the three months ended March 31, 2005 and 2004, respectively.

	Three Months Ended March 31,
	2005		2004
	Shares	Cost	Shares	Cost
Share repurchase programs:
$1.145 billion, authorized May 2003	—	$—	3.4	$145.9
$1.0 billion, authorized February 2004	—	—	15.7	662.5
$1.5 billion, authorized October 2004	22.3	905.8	—	—
$2.0 billion, authorized February 2005	3.3	135.6	—	—

	25.6	$1,041.4	19.1	$808.4
Treasury stock purchases related to employee benefit plans	1.8	74.7	3.5	147.9

Total stock repurchases	27.4	$1,116.1	22.6	$956.3

At March 31, 2005, the Company had $1,864.4 million remaining under board authorized stock repurchase programs. The difference between the cost of shares repurchased noted in the table above and the amount reflected in the Consolidated Statements of Cash Flows is due to timing of trade settlements.

During the first three months of 2005, the Company paid $16.1 million in dividends compared to $14.4 million during the first three months of 2004.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

The Company has $58.1 million in outstanding letters of credit at March 31, 2005, of which nearly all expire in 2005, with a one-year renewal option. The letters of credit are held in connection with certain business combinations, lease arrangements, bankcard association agreements and agent settlement agreements. The Company expects to renew the letters of credit prior to expiration.

Significant non-cash transactions during 2005 included the Company awarding 460,000 shares of restricted stock to executive officers.

Significant non-cash transactions during the first three months of 2004 included the issuance of 169.8 million shares of FDC common stock to the Concord shareholders and the conversion of outstanding Concord options to options to purchase 20.5 million shares of FDC common stock as consideration in the acquisition. Additionally, the Company awarded 460,000 shares of restricted stock to executive officers.

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

Off-Balance Sheet Arrangements

Other than facility and equipment leasing arrangements, the Company does not engage in off-balance sheet financing activities. Rent expense related to the synthetic operating leases was $1.3 million and $0.5 million for the three months ended March 31, 2005, and 2004, respectively.

The Company has guaranteed the value realizable from the sale of a property at the end of the lease term. The Company is responsible for the difference between the assumed net sale proceeds for the facility and the total costs financed, which exceeds the guarantee value of approximately $50.5 million. At March 31, 2005, the Company had a $48.2 million liability assumed in the Concord purchase business combination related to the excess of the total cost financed and other carrying costs over the assumed net sale proceeds.

Contractual Obligations

There have been no material changes in the Company’s contractual obligation and commercial commitments from those reported at December 31, 2004 in the Company’s Annual Report on Form 10-K.

Critical Accounting Policies

The Company’s critical accounting policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2004 Annual Report on Form 10-K.

New Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” (“SFAS 123R”) which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. SFAS 123R requires all share-based payments to employees to be recognized in the income statement based on their grant date fair values over the corresponding service period and also requires an estimation of forfeitures when calculating compensation expense. SFAS 123R required adoption no later than July 1, 2005. SFAS 123R permits public companies to adopt its requirements using one of three methods: the “modified prospective” method, the “modified retrospective” method to January 1, 2005, or the “modified retrospective” method to all prior years for which SFAS 123 was effective. The Company has not yet determined which adoption method it will utilize. Had the Company adopted SFAS 123, the impact on diluted EPS would have been $0.04 for the three months ended March 31, 2005 and 2004, respectively. Adopting SFAS 123R in 2006 is expected to have a similar impact on diluted EPS.

On April 14, 2005, the Securities and Exchange Commission issued an announcement amending the compliance dates for the FASB’s SFAS 123R that addresses accounting for equity based compensation arrangements. Under SFAS 123R registrants would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005. The Commission’s new rule will allow companies to implement SFAS 123R at the beginning of the next fiscal year after June 15, 2005. The Company anticipates adopting SFAS 123R in the first quarter 2006.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the 2004 Annual Report on Form 10-K related to the Company’s exposure to market risk from interest rates or foreign currency.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. The Company has evaluated, under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2005. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2005, to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

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

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of First Data Corporation

We have reviewed the consolidated balance sheet of First Data Corporation as of March 31, 2005, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of First Data Corporation as of December 31, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein) and in our report dated February 23, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Denver, Colorado

May 3, 2005

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. None of these matters, either individually or in the aggregate, currently is material to the Company except those matters reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “Annual Report”). There were no material developments in the litigation matters previously disclosed in the Annual Report except as discussed below.

In the Department of Justice Investigation, the U.S. Department of Justice and 12 of the 13 states involved have closed their investigations. At this time, only New York State’s investigation remains open.

In the VISA U.S.A. Inc. Litigation matter, fact discovery has closed, except for some depositions that the parties have stipulated may continue, and expert discovery is scheduled to close June 10, 2005.

In the Cruz matter, the judgment approving the settlement became final after the time for appeal lapsed.

In the Brennan v. Concord, et al. matter, the five similar cases, Griffin, Salvador, Sanchez, Fennern and Murray, have been transferred to the Northern District Court of California, assigned to a single judge and stayed. In Brennan, the defendants’ motions to dismiss were argued on March 31, 2005 and the Company awaits the Court’s ruling.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about the Company’s purchases of shares of the Company’s common stock during the first quarter:

	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2005	2,858,000	$40.398	2,258,000	$814,704,683
February 1 – February 28, 2005	13,897,200	$40.753	13,327,200	$2,271,587,371
March 1 – March 31, 2005	10,676,900	$40.644	10,016,900	$1,864,426,037

Total	27,432,100	$40.674	25,602,100

(1)	The number of shares repurchased in open-market transactions through a repurchase program for the Company’s employee benefit plans was as follows:

Month	Shares
January 1 – 31, 2005	600,000
February 1 – 28, 2005	570,000
March 1 – 31, 2005	660,000

(2)	In February 2005 the Company’s Board of Directors authorized the repurchase of up to $2 billion of the Company’s common stock. As of March 31, 2005, the remaining authorization for stock repurchases was approximately $1.9 billion.

ITEM 6.	Exhibits

(a)	Exhibits

10.1	Form of Restricted Stock Grant Agreement under the First Data 2002 Long-Term Incentive Plan (LTIP) for Executive Officers (restating the terms and conditions of the 2004 and 2005 grants to correct administrative error).

12	Computation of Ratio of Earnings to Fixed Charges

15	Letter from Ernst & Young LLP Regarding Unaudited Interim Financial Information

31.1	Certification of President and Chief Executive Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

99	Safe Harbor Compliance Statement for Forward-Looking Statements

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST DATA CORPORATION
(Registrant)

Date: May 5, 2005	By	/s/Kimberly S. Patmore
Kimberly S. Patmore
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: May 5, 2005	By	/s/Jeffrey R. Billat
Jeffrey R. Billat
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Form of Restricted Stock Grant Agreement under the First Data 2002 Long-Term Incentive Plan (LTIP) for Executive Officers (restating the terms and conditions of the 2004 and 2005 grants to correct administrative error).

12	Computation of Ratio of Earnings to Fixed Charges

15	Letter from Ernst & Young LLP Regarding Unaudited Interim Financial Information

31.1	Certification of President and Chief Executive Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

99	Safe Harbor Compliance Statement for Forward-Looking Statements