Form 10-Q
period 2005-06-30
FIRST DATA CORP
filed 2005-08-03
CIK 883980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of each class	Number of Shares Outstanding (excluding treasury shares) at June 30, 2005
(Common stock, $.01 par value)	771,553,495

FIRST DATA CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Transaction and processing service fees:
Payment Services	$1,039.7	$904.9	$2,016.2	$1,758.0
Merchant Services*	760.6	734.4	1,443.3	1,309.3
Check verification and guarantee services	92.3	102.8	186.3	200.6
Card Issuing Services	396.2	429.0	806.0	808.0
All Other	31.3	29.4	63.5	68.6
Investment income, net	(14.7)	47.0	(27.3)	96.9
Professional services	22.0	26.0	43.8	48.6
Software licensing and maintenance	15.1	16.3	28.2	32.0
Product sales and other	110.7	96.0	212.9	172.2
Reimbursable postage and other	158.3	143.3	318.5	293.3

	2,611.5	2,529.1	5,091.4	4,787.5

Expenses:
Cost of services	1,403.7	1,284.4	2,755.3	2,467.8
Cost of products sold	58.6	57.6	118.2	104.5
Selling, general and administrative	408.1	419.3	798.6	776.1
Reimbursable postage and other	158.3	143.3	318.5	293.3
Other operating expenses:
Restructuring, net	10.2	4.6	10.2	36.8
Impairments	0.2	1.2	(0.8)	6.9
Litigation and regulatory settlements	—	15.4	0.1	15.4
Other	11.4	—	11.4	25.0

	2,050.5	1,925.8	4,011.5	3,725.8

Operating profit	561.0	603.3	1,079.9	1,061.7

Other income (expense):
Interest income	4.6	5.8	9.5	11.2
Interest expense	(55.0)	(31.0)	(103.1)	(62.1)
Investment gains and (losses)	(0.6)	(0.4)	22.2	(2.2)
Divestitures, net	0.2	—	6.5	265.1

	(50.8)	(25.6)	(64.9)	212.0

Income before income taxes, minority interest, equity earnings in affiliates and discontinued operations	510.2	577.7	1,015.0	1,273.7
Income taxes	130.6	126.9	274.0	345.5
Minority interest	(37.1)	(28.4)	(67.8)	(56.7)
Equity earnings in affiliates	49.4	41.5	93.2	72.3

Income from continuing operations	391.9	463.9	766.4	943.8
Income from discontinued operations, net of taxes of $0, $6.9, $0 and $9.6, respectively	—	2.1	—	5.7

Net income	$391.9	$466.0	$766.4	$949.5

Earnings per share from continuing operations:
Basic	$0.51	$0.54	$0.98	$1.15
Diluted	$0.50	$0.53	$0.97	$1.13
Earnings per share:
Basic	$0.51	$0.54	$0.98	$1.15
Diluted	$0.50	$0.53	$0.97	$1.13
Weighted-average shares outstanding:
Basic	774.1	866.0	783.9	823.4
Diluted	782.8	881.9	793.3	837.0

*	Includes processing fees, administrative service fees and other fees charged to merchant alliances accounted for under the equity method of $54.7 million and $107.5 million for the three and six months ended June 30, 2005, and $52.4 million and $99.7 million for the comparable periods in 2004, respectively.

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Cash and cash equivalents	$811.2	$895.4
Settlement assets	17,230.8	15,697.3
Accounts receivable, net of allowance for doubtful accounts of $49.0 (2005) and $48.0 (2004)	1,776.4	1,804.4
Property and equipment, net of accumulated depreciation of $1,803.8 (2005) and $1,782.0 (2004)	847.6	854.8
Goodwill	8,396.2	8,470.1
Other intangibles, net of accumulated amortization of $1,723.7 (2005) and $1,525.1 (2004)	2,746.6	2,897.4
Investment in affiliates	805.8	800.7
Other assets	1,332.8	1,298.7

Total Assets	$33,947.4	$32,718.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Settlement obligations	$17,112.1	$15,590.9
Accounts payable and other liabilities	3,257.0	3,635.5
Borrowings	5,461.8	4,606.3

Total Liabilities	25,830.9	23,832.7

Commitments and contingencies (see Note 8)
Stockholders’ Equity:
Common stock, $0.01 par value; authorized 2,000.0 shares, issued 1,067.7 shares (2005) and (2004)	10.7	10.7
Additional paid-in capital	9,498.3	9,506.1

Paid-in capital	9,509.0	9,516.8
Retained earnings	8,760.5	8,136.1
Accumulated other comprehensive loss	(267.8)	(176.8)
Less treasury stock at cost, 296.1 shares (2005) and 263.7 shares (2004)	(9,885.2)	(8,590.0)

Total Stockholders’ Equity	8,116.5	8,886.1

Total Liabilities and Stockholders’ Equity	$33,947.4	$32,718.8

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash and cash equivalents at beginning of period attributable to continuing operations	$895.4	$839.8
Cash and cash equivalents at beginning of period attributable to discontinued operations	—	67.8

CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations	766.4	943.8
Net income from discontinued operations	—	5.7
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	390.3	356.7
Non-cash portion of charges (gains) related to restructuring, impairments, litigation and regulatory settlements, other, investment (gains) and losses and divestitures, net	(7.8)	(181.5)
Other non-cash items, net	(44.5)	(36.5)
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable	15.8	60.0
Other assets	48.5	76.3
Accounts payable and other liabilities	(176.9)	(126.0)
Income tax accounts	(74.6)	(100.5)

Net cash provided by operating activities from continuing operations	917.2	992.3
Net cash provided by operating activities from discontinued operations	—	8.1

Net cash provided by operating activities	917.2	1,000.4
CASH FLOWS FROM INVESTING ACTIVITIES
Current year acquisitions, net of cash acquired	(37.4)	303.5
Payments related to other businesses previously acquired	(59.7)	(40.5)
Proceeds from dispositions, net of expenses paid	—	435.6
Additions to property and equipment, net	(114.0)	(86.5)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(80.3)	(80.6)
Proceeds from the sale of marketable securities	218.4	671.2
Dividend received from discontinued operations	—	25.5
Other investing activities	(289.0)	(296.3)

Net cash provided by (used in) investing activities from continuing operations	(362.0)	931.9
Net cash (used in) investing activities from discontinued operations	—	(31.9)

Net cash provided by (used in) investing activities	(362.0)	900.0
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	(151.8)	275.0
Proceeds from issuance of long-term debt	995.6	—
Principal payments on long-term debt	(18.7)	(637.2)
Proceeds from issuance of common stock	117.6	246.0
Purchase of treasury shares	(1,519.3)	(1,895.2)
Cash dividends	(62.8)	(31.1)

Net cash (used in) financing activities from continuing operations	(639.4)	(2,042.5)
Net cash (used in) financing activities from discontinued operations	—	(0.1)

Net cash (used in) financing activities	(639.4)	(2,042.6)

Change in cash and cash equivalents – continuing operations	(84.2)	(118.3)
Change in cash and cash equivalents – discontinued operations	—	(23.9)

Cash and cash equivalents at end of period attributable to continuing operations	$811.2	$721.5

Cash and cash equivalents at end of period attributable to discontinued operations	$—	$43.9

See	Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Basis of Presentation

The accompanying Consolidated Financial Statements of First Data Corporation (“FDC” or the “Company”) should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Significant accounting policies disclosed therein have not changed.

The accompanying Consolidated Financial Statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial position of the Company at June 30, 2005, the consolidated results of its operations for the three and six months ended June 30, 2005 and 2004 and its cash flows for the six months ended June 30, 2005 and 2004. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

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

The Company completed the sale of NYCE Corporation (“NYCE”) on July 30, 2004. The Company’s financial statements reflect NYCE as a discontinued operation with the results of operations treated as income from discontinued operations, net of tax, and separately stated on the Consolidated Statements of Income, below income from continuing operations.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Revenue Recognition

FDC recognizes revenues from its information processing services as such services are performed. Revenue is recorded net of certain costs not controlled by the Company such as credit and offline debit interchange fees and assessments charged by credit card associations which totaled $1,437.1 million and $1,271.3 million for the three months ended June 30, 2005 and 2004, respectively, and $2,707.8 million and $2,271.5 million for the comparable six-month periods. Network fees related to acquired PIN-debit transactions are recognized in revenues and cost of services. The network fees totaled $167.3 million and $134.4 million for the three months ended June 30, 2005 and 2004, respectively, and $311.0 million and $209.5 million for the comparable six-month periods.

Earnings Per Common Share

Earnings per common share amounts are computed by dividing net income by the weighted-average common and common equivalent shares (when dilutive) outstanding during the period. Amounts utilized in per share computations are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Weighted-average shares outstanding:
Basic weighted-average shares	774.1	866.0	783.9	823.4
Common stock equivalents	8.7	15.9	9.4	13.6

	782.8	881.9	793.3	837.0

Diluted earnings per common share are calculated using weighted-average shares outstanding, adjusted for the dilutive effect of shares issuable upon the assumed conversion of the Company’s common stock equivalents, which consist of outstanding stock options and warrants.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The diluted earnings per share calculation excludes stock options and warrants that are convertible into 41.4 million and 29.7 million common shares for the three and six-month periods ended June 30, 2005, and 5.1 million and 4.2 million for the three and six-month periods ended June 30, 2004, respectively. The exclusion occurs because the exercise price of these instruments was greater than the average market price of the Company’s common stock and their inclusion would have been anti-dilutive.

In February 2005 the Company increased its quarterly dividend for common stockholders of record as of April 1, 2005 to $0.06 per common share from $0.02 per common share.

Stock Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” (“SFAS 123R”) which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. SFAS 123R requires all share-based payments to employees to be recognized in the income statement based on their grant date fair values over the corresponding service period and also requires an estimation of forfeitures when calculating compensation expense. SFAS 123R permits public companies to adopt its requirements using one of three methods: the “modified prospective” method, the “modified retrospective” method to January 1, or the “modified retrospective” method to all prior years for which SFAS 123 was effective. The Company has not yet determined which adoption method it will utilize. Had the Company adopted SFAS 123, the impact on diluted EPS would have been $0.04 and $0.08 for the three and six months ended June 30, 2005, respectively. The impact on pro forma diluted EPS under SFAS 123 would have been $0.03 and $0.08 for the three and six months ended June 30, 2005, respectively, including the impact to compensation expense the Company will recognize upon adoption of 123R associated with awards that have terms that continue to vest after retirement as discussed below. Adopting SFAS 123R in 2006 is expected to have a similar impact on diluted EPS.

On April 14, 2005, the Securities and Exchange Commission (the “Commission”) issued an announcement amending the compliance dates for SFAS 123R that addresses accounting for equity based compensation arrangements. Under SFAS 123R registrants would have been required to implement the standard as of the beginning of the first interim or annual period that began after June 15, 2005. The Commission’s new rule allows companies to implement SFAS 123R at the beginning of the next fiscal year beginning after June 15, 2005. The Company will adopt SFAS 123R in the first quarter 2006.

As permitted by SFAS 123, the Company currently follows APB Opinion No. 25 which accounts for share-based payments to employees using the intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on its overall financial position. The exact impact of the adoption of SFAS 123R cannot be determined at this time because it will depend on levels of share-based payments granted in the future, the method of adoption and the valuation method.

Certain of the Company’s employee share-based compensation awards have terms that continue to vest after retirement. The Company historically has accounted for this type of arrangement by recognizing pro forma compensation cost over the stated vesting period for the SFAS 123 pro forma disclosures below. Upon adoption of SFAS 123R, compensation cost will be recognized over a shorter period that ends with retirement eligibility for awards granted subsequent to the adoption of SFAS 123R while grants occurring before adoption of SFAS 123R will be expensed under a methodology consistent with the Company’s historical practice of expensing over the stated vesting period.

The impact of applying Statement 123R requirements for accelerated expense recognition noted above compared to the Company’s current methodology of expensing over the stated vesting period would have impacted pro forma SFAS 123 compensation expense, net of tax, by a $1.0 million benefit for the three months ended June 30, 2005 and a $3.7 million additional expense for the six months ended June 30, 2005. The impact for the three and six months ended June 30, 2004 would have been an additional expense of $0.2 million and $8.0 million, respectively.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The Company’s pro forma information, amortizing the fair value of the options over their vesting period and including the employee stock purchase plan rights, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Reported net income	$391.9	$466.0	$766.4	$949.5
Restricted stock expense included in reported net income, net of tax	1.3	0.6	2.2	0.8
SFAS 123 expense, net of tax	(29.1)	(32.1)	(59.4)	(61.1)

Pro forma net income	$364.1	$434.5	$709.2	$889.2

Reported earnings per share – basic	$0.51	$0.54	$0.98	$1.15
Reported earnings per share – diluted	0.50	0.53	0.97	1.13
Pro forma earnings per share – basic	$0.47	$0.50	$0.90	$1.08
Pro forma earnings per share – diluted	0.46	0.49	0.89	1.06

For a detailed description regarding the assumptions used to calculate the compensation expense noted above, refer to Note 14 of the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The Company changed the weighted-average risk-free interest rate to 3.89%, the expected volatility to 32% and the dividend yield to 0.59% from what was disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 for grants made during the three months ended June 30, 2005.

In February 2005, the Company issued 460,000 shares of restricted stock to executive officers. With the exception of the stock award for Mr. Fote and one other executive officer, the stock awards vest if the executive officers are still employed by the Company at the time, at 25% per year on the anniversary date of the grant (February 23, 2005). Mr. Fote’s restricted stock award vested at 25% on the date of the grant (February 23, 2005) and, if Mr. Fote is still employed by the Company at the time, the remaining shares vest 25% per year on the next three anniversary dates of the grant. The other executive officer’s stock award vests, if the executive is still employed by the Company at the time, on the earlier of (i) February 25, 2009 or (ii) at any time after February 25, 2007 if on each trading day during the previous 30-day period the highest intra-day trading price of the Company’s common stock on the New York Stock Exchange is equal to or greater than $70.00 per share. Vesting may be accelerated pursuant to the terms of the 2002 Long-Term Incentive Plan. The fair value of the restricted shares on the date of the grant is amortized ratably over the vesting period. Unearned compensation on the February 2005 grant of $17.5 million was recorded based on the market value of the shares on the date of grant and is being amortized over four years.

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

The unamortized balance of $29.5 million at June 30, 2005 of total unearned compensation on the 2005 and 2004 restricted stock awards is included as a component of additional paid-in capital in stockholders’ equity.

Supplemental Cash Flow Information

Significant non-cash transactions during the first six months of 2005 included the Company awarding 460,000 shares of restricted stock to executive officers.

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

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 2: Acquisitions

2005 Acquisitions

In June 2005 the Company formed a merchant alliance with International Card Services (“ICS”), a card issuer and acquirer in the Netherlands. The Company owns 51%, has management control of the alliance and consolidates the alliance as part of the Merchant Services segment.

In July 2005 the Company acquired 100% of EuroProcessing International, a card processor in 10 Central and Eastern European countries. The transaction will expand the Company’s issuing and acquiring capabilities in Europe.

In May and June 2005 the Company announced the following:

•	The Company signed a merger agreement to acquire 100% of Vigo Remittance Corp., a provider of consumer-to-consumer money transfer services to various countries. The transaction remains subject to regulatory approval as well as normal closing conditions and is expected to close by the end of 2005. The transaction will enhance the Company’s money transfer business.

•	The Company signed an agreement with Banca Nazionale del Lavoro (“BNL”) to create a joint venture to provide merchant acquiring services for Italian merchants. The Company will own approximately 49% of the alliance and will account for it under the equity method of accounting. The transaction is subject to regulatory approval as well as normal closing conditions and is expected to close in the fourth quarter of 2005 or first quarter of 2006.

The aggregate cash paid during the six months ended June 30, 2005, net of cash received of $0.1 million, for the merchant alliance and other acquisitions was approximately $37.4 million. The aggregate preliminary purchase price allocation for these acquisitions resulted in $21.3 million in identifiable intangible assets, which are being amortized over five to 10 years, except tradenames of $5.9 million that are being amortized over 15 years, and goodwill of $12.7 million.

The pro forma impact of all 2005 acquisitions on net income was not material.

2004 Acquisitions

Concord EFS, Inc.

On February 26, 2004, the Company completed its merger with Concord. FDC issued 169.8 million shares of FDC common stock to Concord shareholders, and the outstanding Concord options were converted to options to purchase 20.5 million shares of FDC common stock pursuant to the exchange ratio of 0.365 FDC common shares for every Concord common share.

The final allocation of the $6.9 billion purchase price is as follows:

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

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Concord Merger-related Restructuring Charges

The following table summarizes the Company’s utilization of Concord-related accruals for the six months ended June 30, 2005 (in millions):

	Employee Severance	Facility Closure
Remaining accrual as of January 1, 2005	$10.9	$47.0
Additional charges (releases) recorded in purchase accounting	(1.1)	12.2
Additional expense provision	0.5	0.1
Cash payments	(4.7)	(11.3)

Remaining accrual as of June 30, 2005	$5.6	$48.0

Unaudited Pro Forma Condensed Combined Consolidated Statements of Income

The following Unaudited Pro Forma Condensed Combined Consolidated Statements of Income reflect the consolidated results of operations of the Company as if the acquisitions of Concord, Cashcard Australia Ltd. (“Cashcard”), acquired in April 2004, and First Data Hellas, acquired in July 2004, had occurred on January 1, 2004. The historical financial information has been adjusted to give effect to events that are (1) directly attributed to the merger, (2) factually supportable, and (3) with respect to the income statement, expected to have a continuing impact on the combined results. Such items include additional amortization expense associated with the valuations of intangible assets. NYCE’s results of operations are treated as income from discontinued operations, net of tax, and are excluded from the Unaudited Pro Forma Condensed Combined Consolidated Statements of Income.

Unaudited Pro Forma Condensed Combined Consolidated

Statement of Income

(in millions, except per share data)

Six Months Ended June 30, 2004
REVENUES
Transaction and processing service fees	$4,372.8
Other non-transaction based revenue	178.1
Product sales and other	184.5
Reimbursable postage and other	298.3

5,033.7

EXPENSES
Cost of services	2,604.1
Cost of products sold	109.9
Selling, general and administrative	807.0
Reimbursable postage and other	298.3
Other operating expenses	84.1

3,903.4

Operating profit	1,130.3

Other income (expense)	281.9
Interest expense	(63.6)

Income before income taxes, minority interest and equity earnings in affiliates	1,348.6

Income taxes	365.4
Minority interest	(56.9)
Equity earning in affiliates	72.3

Net income from continuing operations	$998.6

Earnings per share:
Basic earnings per share from continuing operations	$1.14
Diluted earnings per share from continuing operations	$1.12
Weighted average shares outstanding:
Basic	875.6
Diluted	890.7

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 3: Restructuring, Impairments, Litigation and Regulatory Settlements, Other, Investment Gains and Losses and Divestitures

2005 Activities

The Company recorded restructuring charges, impairment charges, litigation and regulatory settlements, other, investment gains and losses and divestiture related gains, net during the three and six months ended June 30, 2005. A summary of pretax benefits (charges), incurred by segment, is as follows:

	Pretax Benefit (Charge)
(in millions) Three months ended June 30, 2005	Payment Services	Merchant Services	Card Issuing Services	All Other and Corporate	Totals
Restructuring charges	$(0.3)	—	$(11.4)	—	$(11.7)
Restructuring accrual reversals	—	$1.3	0.1	$0.1	1.5
Impairments	—	(0.2)	—	—	(0.2)
Other	—	(1.0)	(10.4)	—	(11.4)
Investment gains and (losses)	—	—	—	(0.6)	(0.6)
Divestiture accrual reversals	—	—	—	0.2	0.2

Total pretax benefit (charge), net of reversals	$(0.3)	$0.1	$(21.7)	$(0.3)	$(22.2)

	Pretax Benefit (Charge)
(in millions) Six months ended June 30, 2005	Payment Services	Merchant Services	Card Issuing Services	All Other and Corporate	Totals
Restructuring charges	$(0.3)	—	$(11.4)	—	$(11.7)
Restructuring accrual reversals	—	$1.3	0.1	$0.1	1.5
Impairments	—	(0.2)	—	1.0	0.8
Litigation and regulatory settlements	(0.1)	—	—	—	(0.1)
Other	—	(1.0)	(10.4)	—	(11.4)
Investment gains and (losses)	—	—	0.1	22.1	22.2
Divestiture gain	—	—	—	2.5	2.5
Divestiture accrual reversals	1.7	2.0	—	0.3	4.0

Total pretax benefit (charge), net of reversals	$1.3	$2.1	$(21.6)	$26.0	$7.8

Restructuring charges

The restructuring charges were comprised of severance totaling $10.9 million and facility closures totaling $0.8 million for the three and six months ended June 30, 2005. There were no restructuring charges in the first quarter of 2005. Severance charges resulted from the termination of approximately 280 employees during the second quarter, the majority of which were in the Card Issuing Services segment, representing all levels of employees and approximately 1% of the Company’s workforce. The following describes the nature and timing of the restructuring plans by segment:

Payment Services

•	Charges related to severance costs associated with consolidating certain call center and accounting functions to other locations. This restructuring was completed in the second quarter of 2005.

Card Issuing Services

•	Severance charges were incurred to adjust the cost structure to better align with the reduced revenue resulting from the deconversion of the JPMorgan Chase credit accounts in July 2005. The Company will continue to assess its cost structure in the near term to address the impact of changes in the mix of credit, retail and debit accounts and related activities.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

•	Charges were also incurred related to the closure of a facility in the United Kingdom. The associated severance charges were recorded in December 2004 with the facility being vacated during the second quarter of 2005.

Reversal of restructuring accruals

The Company reversed $1.5 million of prior period restructuring accruals. Reversals related to changes in estimates regarding severance costs from restructuring activities that occurred from 2002 through 2004.

The following table summarizes the Company’s utilization of restructuring accruals for the six months ended June 30, 2005 (in millions):

	Employee Severance	Facility Closure
Remaining accrual at January 1, 2005	$23.7	$2.5
Expense provision	10.9	0.8
Cash payments and other	(15.7)	(2.3)
Changes in estimates	(1.5)	—

Remaining accrual at June 30, 2005	$17.4	$1.0

Impairments

The Company recognized a loss in the second quarter of 2005 related to a software impairment. A net gain of $0.8 million was recognized for the six-month period resulting from the subsequent sale of assets previously impaired in All Other and Corporate partially offset by the software impairment noted above.

In June 2005 Simpay Limited, the only client of First Data Mobile Payments Limited (formerly Encorus Payments Limited) announced and executed a plan to cease operations. As a result, the Simpay structure supporting interoperable mobile payments will not be launched as planned, and the contract between Simpay and First Data Mobile Payments will be terminated. Based on these developments, management will be evaluating other alternatives for the mobile payments business over the next six months. If other opportunities comparable to Simpay are not developed, approximately $30 million of goodwill and other assets may be partially or completely impaired. If the Company decides to exit the business, up to $10 million of exit costs may be incurred.

Litigation and regulatory settlements

During the six months ended June 30, 2005, the Company recorded a regulatory settlement charge of $1.5 million in the Payment Services segment which was substantially offset by the reversal of an unutilized reserve established in 2000 for the settlement of a lawsuit also in the Payment Services segment.

Other

Other charges relate to the reimbursement to certain clients for the misallocation of certain pass-through billings related to prior years, approximately half of which related to 2004. The misallocations have no impact on prior period expenses.

Investment gains and losses, net

During the first six months of 2005 the Company recognized a gain of $21.4 million on the sale of CheckFree Corporation common stock, net of charges to exit the related hedging instruments, as well as gains on the sales of other strategic investments.

Divestitures, net

During the six months ended June 30, 2005 the Company recognized a gain on the sale of a small business and reversed $4.0 million of divestiture accruals due to the expiration of certain contingencies.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2004 Activities

The Company recorded restructuring charges, impairment charges, litigation and regulatory settlements, investment gains and losses, divestiture related gains and other, net during the three and six months ended June 30, 2004. A summary of pretax benefits (charges), incurred by segment, is as follows:

	Pretax Benefit (Charge)
(in millions) Three months ended June 30, 2004	Payment Services	Merchant Services	Card Issuing Services	All Other and Corporate	Totals
Restructuring charges	$(1.1)	—	$(1.5)	$(3.3)	$(5.9)
Restructuring accrual reversals	0.3	$0.1	0.9	—	1.3
Impairments	—	(1.0)	—	(0.2)	(1.2)
Litigation and regulatory settlements	—	(15.4)	—	—	(15.4)
Investment gains and (losses)	—	(0.1)	—	(0.3)	(0.4)

Total pretax benefit (charge), net of reversals	$(0.8)	$(16.4)	$(0.6)	$(3.8)	$(21.6)

	Pretax Benefit (Charge)
(in millions) Six months ended June 30, 2004	Payment Services	Merchant Services	Card Issuing Services	All Other and Corporate	Totals
Restructuring charges	$(2.9)	$(4.1)	$(7.4)	$(23.8)	$(38.2)
Restructuring accrual reversals	0.4	0.1	0.9	—	1.4
Impairments	(0.4)	(1.0)	—	(5.5)	(6.9)
Litigation and regulatory settlements	—	(15.4)	—	—	(15.4)
Other	—	(25.0)	—	—	(25.0)
Investment gains and (losses)	—	(1.2)	1.4	(2.4)	(2.2)
Divestiture gain	—	263.8	—	—	263.8
Divestiture accrual reversals	—	—	—	1.3	1.3

Total pretax benefit (charge), net of reversals	$(2.9)	$217.2	$(5.1)	$(30.4)	$178.8

Restructuring charges

The restructuring charges were comprised of $4.6 million related to severance and $1.3 million related to facility closures for the three months ended June 30, 2004 and $31.6 million and $6.6 million for the six months ended June 30, 2004, respectively. Severance charges resulted from the termination of approximately 120 and 484 employees across the organization for the three and six months ended June 30, 2004, respectively, representing all levels of employees and approximately 1% and less than 2%, respectively, of the Company’s workforce. The following describes the nature and timing of the restructuring plans by segment:

Payment Services

•	Charges related to severance costs associated with the consolidation of various international functions into Dublin, Ireland. The restructuring plan was completed in the first quarter of 2004.

•	Charges were also incurred related to the lease termination of a facility due to the operations being combined with another FDC facility. This plan was completed in the second quarter of 2004.

Merchant Services

•	Severance charges resulted from the closure of certain FDC operations and locations, including a Cardservices International, Inc. (“CSI”) call center, a TeleCheck Services, Inc. (“TeleCheck”) data center, a PayPoint Electronic Payment Systems (“PayPoint”) debit processing center and elimination of certain positions as a result of the Company’s reorganization done in conjunction with the Concord integration. All of the above noted restructuring plans were completed in 2004.

•	Severance charges also were incurred related to the continued integration of international support functions between the Merchant Services and Card Issuing Services segments that began in 2003. This restructuring plan was completed in the first quarter of 2004.

•	In connection with the dissolution of a joint venture, the Company paid for the severance of joint venture employees.

Card Issuing Services

•	Severance charges resulted from the integration of international support functions with Merchant Services as noted above. This plan was completed in the first quarter of 2004.

•	Charges also were incurred related to the lease buyout of a facility in the United Kingdom after it was determined that the facility could not fulfill the Company’s needs. This plan was completed in the first quarter of 2004.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

•	Charges were incurred due to the ongoing initiative to streamline operations and implement operational efficiencies at the customer operations center in Omaha, Nebraska. This plan was completed in the second quarter of 2004.

All Other and Corporate

•	Charges related to severance resulting from the consolidation of certain existing FDC administrative operations with Concord were recorded. This plan was completed in the first quarter of 2004. A restructuring of the purchasing and human resources departments were completed in the second quarter of 2004.

•	There were a number of restructuring actions within eONE Global L.P. (“eONE”). eONE severance charges were a result of eONE’s decision to slow the rate of investment in certain product offerings due to slower than anticipated market acceptance, and reductions of the overall management structure at eONE. Part of these severance charges included the elimination of several senior management positions. A charge of $10.9 million related to certain of these senior managers also was incurred due to their right upon termination under certain circumstances to sell shares purchased at the time of eONE’s formation to eONE at the original purchase price. Certain of the restructuring plans were completed in the second quarter of 2004 with the remaining completed in the third quarter of 2004.

•	Charges also were incurred in the second quarter of 2004 related to a Corporate facility lease in Georgia as it was determined that the current facility could no longer fulfill the Company’s needs. The restructuring plan was completed in the second quarter of 2004.

Reversal of restructuring accruals

In the first quarter of 2004, restructuring reversals related to changes in estimates regarding severance costs from the third quarter 2003 restructuring activities in the Payment Services segment. In the second quarter of 2004, the reversals related to changes in estimates regarding lease terminations and severance costs related to the third quarter of 2000 and third quarter of 2003 Card Issuing Services restructuring plans and the second quarter 2001 Payment Services segment restructuring plan.

Impairments

The Company recognized $6.9 million of asset impairment charges during the first six months of 2004. The All Other and Corporate charges include the write-down of goodwill, fixed assets associated with facility closures, which were part of the restructuring actions noted above, and an impairment of First Data Mobile Payments Limited software due to diminished demand for a product offering. The Payment Services segment charge was due to the write-down of leasehold improvements associated with certain domestic restructuring activities. The Merchant Services segment charge was due to an impairment of software that is no longer being fully utilized due to system decisions influenced by the integration of Concord.

Litigation and regulatory settlements

The Company recognized a charge of $15.4 million for the second quarter 2004 related to a lawsuit associated with a consolidated merchant alliance in the Merchant Services segment. A $7.3 million minority interest benefit related to this charge is recognized on the minority interest line in the Consolidated Statements of Income.

Other

The Company recognized a $25.0 million pretax charge related to adjustments for TeleCheck accounting entries that originated primarily during 2002 and 2003.

Investment gains and losses, net

The Company incurred net investment losses during the first six months of 2004 as a result of the write down of investments related to e-commerce businesses, the dissolution of a joint venture and the sale of investments.

Divestitures, net

In March 2004 the Company sold its 67% interest in GCA Holdings, LLC, the parent holding company of Global Cash Access LLC (“GCA”) which resulted in net proceeds of $435.6 million and a pretax gain of $263.8 million. The Company also reversed divestiture accruals of $1.3 million due to the expiration of certain exposures.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 4: Investments in Affiliates

Operating results include the Company’s proportionate share of income from affiliates, which consist of unconsolidated investments and joint ventures accounted for under the equity method of accounting. The most significant of these affiliates are related to the Company’s merchant bank alliance program.

A merchant bank alliance, as it pertains to investments accounted for under the equity method, is a joint venture between FDC and a financial institution that combines the processing capabilities and management expertise of the Company with the visibility and distribution channel of the bank. These joint ventures acquire credit and debit card transactions from merchants. The Company provides processing and other services to these joint ventures and charges fees to the joint venture primarily based on contractual pricing. These fees have been separately identified on the face of the Consolidated Statements of Income.

At June 30, 2005, there were 14 affiliates accounted for under the equity method of accounting, comprised of five merchant alliances and nine strategic investments in companies in related markets, including Western Union agents.

A summary of financial information for the merchant alliances and other affiliates accounted for under the equity method of accounting is as follows:

(in millions)	June 30, 2005	December 31, 2004
Total assets	$4,622.6	$4,355.3
Total liabilities	3,450.8	3,160.3

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2005	2004	2005	2004
Net operating revenues	$438.9	$375.0	$894.1	$736.1
Operating expenses	306.8	257.8	634.2	517.5

Operating income	132.1	117.2	259.9	218.6

Net income	117.9	99.5	225.0	180.2

FDC share of net income	58.0	48.9	110.1	87.2
Amortization expense	8.6	7.4	16.9	14.9

FDC equity earnings	$49.4	$41.5	$93.2	$72.3

The primary components of assets and liabilities are settlement-related accounts as described in Note 5 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The formation of a merchant joint venture alliance accounted for under the equity method of accounting, generally involves each of the Company and a financial institution contributing merchant contracts to the alliance and a cash payment from one owner to the other to achieve the desired ownership percentage for each. The asset amounts reflected above are owned by the alliances and other equity method investees and do not include any of such payments made by the Company. The amount by which the total of the Company’s total investments in its joint ventures exceeded its proportionate share of the joint ventures’ net assets totaled $549.8 million and $534.9 million at June 30, 2005 and December 31, 2004, respectively.

Note 5: Borrowings

The Company has a $1.5 billion commercial paper program that is supported by a $1.1 billion revolving credit facility (the “facility”), which expires on November 3, 2005. As of June 30, 2005, the Company had $512.9 million in commercial paper borrowings outstanding under the program.

On May 26, 2005, the Company issued $550 million of 4.50% senior notes due June 15, 2010 and $450 million of 4.95% senior notes due June 15, 2015. The Company received net proceeds of $547.9 million and $447.7 million from these issuances, respectively, which were used to repay outstanding commercial paper. In conjunction with the debt offering, the Company entered into one five year and two 10 year interest rate swaps with notional amounts totaling $550.0 million and $450.0 million, respectively, to receive interest at the coupon rate of the debt and to pay interest at a variable rate equal to LIBOR plus 0.2035% and 0.392%, respectively. The weighted-average interest rates on the five and 10 year notes on May 26, 2005 were 3.591% and 3.749%, respectively.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 6: Comprehensive Income

The components of comprehensive income are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$391.9	$466.0	$766.4	$949.5
Foreign exchange effect	(23.2)	(1.5)	(56.8)	4.7
Unrealized gain (loss) on hedging activities	(89.1)	149.2	25.5	116.0
Unrealized gain (loss) on securities (a)	78.6	(221.7)	(59.7)	(235.7)

Total comprehensive income	$358.2	$392.0	$675.4	$834.5

(a)	The reclassification adjustment for realized gains and losses impacted the “investment income, net” and “investment gains and losses” components of revenue, other income (expense) and net income. The net income impact of these adjustments was a net loss of $2.0 million and a net gain of $12.4 million for the three and six months ended June 30, 2005, respectively, compared to net gains of $29.6 million and $58.4 million for the comparable periods in 2004. Included in the net gains realized in 2004 are gains related to the sale of certain portfolio investments of $29.8 million and $59.8 million, net of tax, for the three and six months ended June 30, 2004, respectively.

Note 7: Segment Information

For a detailed discussion of the Company’s principles regarding its operating segments refer to Note 16 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The following table presents the Company’s operating segment results for the three and six months ended June 30, 2005 and 2004:

Three months ended June 30, 2005	Payment Services	Merchant Services	Card Issuing Services	All Other and Corporate	Totals
(in millions)
Revenues:
Transaction and processing service fees	$1,043.1	$760.6	$407.4	$34.9	$2,246.0
Check verification and guarantee services	—	92.3	—	—	92.3
Investment income, net	37.7	9.8	—	—	47.5
Professional services	—	5.5	12.1	7.7	25.3
Software licensing and maintenance	—	1.9	5.0	8.2	15.1
Product sales and other	0.9	91.5	18.5	1.4	112.3
Reimbursable postage and other	2.6	6.4	154.2	0.1	163.3
Equity earnings in affiliates (a)	2.4	55.8	—	—	58.2
Interest income	2.2	0.4	1.1	0.9	4.6

Total segment reporting revenues	$1,088.9	$1,024.2	$598.3	$53.2	$2,764.6

Internal revenue and pretax equivalency	$65.6	$5.2	$15.8	$3.7	$90.3
External revenue	1,023.3	1,019.0	582.5	49.5	2,674.3
Depreciation and amortization	27.6	94.7	65.8	6.8	194.9
Operating profit (loss)	339.1	237.6	118.7	(33.4)	662.0
Restructuring, impairments, other, investment gains and (losses)	(0.3)	0.1	(21.7)	(0.5)	(22.4)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Three months ended June 30, 2004	Payment Services	Merchant Services	Card Issuing Services	All Other and Corporate	Totals
(in millions)
Revenues:
Transaction and processing service fees	$908.2	$735.9	$438.9	$31.0	$2,114.0
Check verification and guarantee services	—	102.8	—	—	102.8
Investment income, net	97.2	3.5	—	—	100.7
Professional services	—	7.7	15.4	8.5	31.6
Software licensing and maintenance	—	1.9	4.1	10.3	16.3
Product sales and other	1.2	87.2	—	9.3	97.7
Reimbursable postage and other	2.8	7.4	138.1	—	148.3
Equity earnings in affiliates (a)	0.7	49.9	—	—	50.6
Interest income	0.3	0.3	1.1	4.1	5.8

Total segment reporting revenues	$1,010.4	$996.6	$597.6	$63.2	$2,667.8

Internal revenue and pretax equivalency	$56.8	$9.2	$14.9	$1.4	$82.3
External revenue	953.6	987.4	582.7	61.8	2,585.5
Depreciation and amortization	25.1	98.9	63.6	6.5	194.1
Operating profit (loss)	340.9	238.5	134.5	(24.6)	689.3
Restructuring, impairments, litigation and regulatory settlements, investment gains and (losses)	(0.8)	(16.4)	(0.6)	(3.8)	(21.6)

Six months ended June 30, 2005	Payment Services	Merchant Services	Card Issuing Services	All Other and Corporate	Totals
(in millions)
Revenues:
Transaction and processing service fees	$2,023.0	$1,443.3	$828.6	$70.4	$4,365.3
Check verification and guarantee services	—	186.3	—	—	186.3
Investment income, net	73.7	17.8	—	—	91.5
Professional services	—	10.9	26.0	14.1	51.0
Software licensing and maintenance	—	3.5	8.5	16.2	28.2
Product sales and other	2.3	178.0	25.2	10.8	216.3
Reimbursable postage and other	5.2	12.7	311.0	0.1	329.0
Equity earnings in affiliates (a)	4.9	106.0	—	—	110.9
Interest income	3.3	0.7	2.2	3.3	9.5

Total segment reporting revenues	$2,112.4	$1,959.2	$1,201.5	$114.9	$5,388.0

Internal revenue and pretax equivalency	$125.6	$10.9	$32.8	$6.9	$176.2
External revenue	1,986.8	1,948.3	1,168.7	108.0	5,211.8
Depreciation and amortization	56.5	188.9	131.3	13.6	390.3
Operating profit (loss)	653.4	422.8	227.5	(49.1)	1,254.6
Restructuring, impairments, litigation and regulatory settlements, other, investment gains and (losses)	(0.4)	0.1	(21.6)	23.2	1.3

Six months ended June 30, 2004	Payment Services	Merchant Services	Card Issuing Services	All Other and Corporate	Totals
(in millions)
Revenues:
Transaction and processing service fees	$1,764.4	$1,254.5	$826.7	$72.9	$3,918.5
Check verification and guarantee services	—	200.6	—	—	200.6
Investment income, net	194.8	5.8	—	—	200.6
Professional services	—	15.4	27.2	17.8	60.4
Software licensing and maintenance	—	3.1	11.2	17.7	32.0
Product sales and other	2.0	162.5	—	11.7	176.2
Reimbursable postage and other	5.8	9.8	288.3	—	303.9
Equity earnings in affiliates (a)	0.8	88.5	—	—	89.3
Interest income	0.8	0.5	2.2	7.7	11.2

Total segment reporting revenues	$1,968.6	$1,740.7	$1,155.6	$127.8	$4,992.7

Internal revenue and pretax equivalency	$110.1	$19.1	$29.3	$4.3	$162.8
External revenue	1,858.5	1,721.6	1,126.3	123.5	4,829.9
Depreciation and amortization	49.9	169.1	121.4	13.6	354.0
Operating profit (loss)	669.5	392.3	232.4	(42.7)	1,251.5
Restructuring, impairments, litigation and regulatory settlements, other, investment gains and (losses)	(2.9)	(46.6)	(5.1)	(31.7)	(86.3)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
(in millions)
Revenues:
Total reported segments	$2,711.4	$2,604.6	$5,273.1	$4,864.9
All other and corporate	53.2	63.2	114.9	127.8

Subtotal	2,764.6	2,667.8	5,388.0	4,992.7

Divested businesses (e)	—	—	—	58.1
Equity earnings in affiliates (a)	(58.2)	(50.6)	(110.9)	(89.3)
Interest income	(4.6)	(5.8)	(9.5)	(11.2)
Eliminations (b)	(90.3)	(82.3)	(176.2)	(162.8)

Consolidated	$2,611.5	$2,529.1	$5,091.4	$4,787.5

Income before income taxes, minority interest, equity earnings in affiliates, and discontinued operations:
Total reported segments	$695.4	$713.9	$1,303.7	$1,294.2
All other and corporate	(33.4)	(24.6)	(49.1)	(42.7)

Subtotal	662.0	689.3	1,254.6	1,251.5

Divested businesses (e)	—	—	—	11.2
Interest expense	(55.0)	(31.0)	(103.1)	(62.1)
Minority interest from segment operations (c)	37.1	36.3	67.8	70.7
Equity earnings in affiliates	(49.4)	(41.5)	(93.2)	(72.3)
Restructuring, net	(10.2)	(4.6)	(10.2)	(36.8)
Impairments	(0.2)	(1.2)	0.8	(6.9)
Litigation and regulatory settlements	—	(15.4)	(0.1)	(15.4)
Other (d)	(11.4)	—	(11.4)	(25.0)
Investment gains and (losses)	(0.6)	(0.4)	22.2	(2.2)
Divestitures, net	0.2	—	6.5	265.1
Eliminations (b)	(62.3)	(53.8)	(118.9)	(104.1)

Consolidated	$510.2	$577.7	$1,015.0	$1,273.7

(a)	Excludes equity losses that were recorded in expense of $0.2 million and $0.8 million for the three and six months ended June 30, 2005 and $1.7 million and $2.1 million for the same periods in 2004, respectively, and the amortization related to the excess of the investment balance over the Company’s proportionate share of the investee’s net book value for 2005 and 2004.

(b)	Represents elimination of an adjustment to record the Payment Services segment revenues and operating profit on a pretax equivalent basis and elimination of intersegment revenue.

(c)	Excludes minority interest attributable to restructuring, impairments, litigation and regulatory settlements, other, divestitures and investment gains and losses, which are excluded from segment operations.

(d)	Other charges in 2005 relate to misallocations among clients of pass-through billings, approximately half of which related to 2004. Other charges in 2004 relate to a $25.0 million pretax charge related to adjustments for TeleCheck accounting entries that originated primarily during 2002 and 2003.

(e)	The Company sold its 67% owned subsidiary, GCA in March 2004. Revenue and operating profit associated with GCA are excluded from segment results.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Segment assets are as follows (in millions):

	June 30, 2005	December 31, 2004
Assets:
Payment Services	$18,560.6	$17,241.4
Merchant Services	11,050.4	10,994.8
Card Issuing Services	3,802.1	3,857.9
All Other and Corporate	534.3	624.7

Consolidated	$33,947.4	$32,718.8

A reconciliation of reportable segment depreciation and amortization amounts to the Company’s consolidated balances is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Depreciation and Amortization:
Payment Services	$27.6	$25.1	$56.5	$49.9
Merchant Services	94.7	98.9	188.9	169.1
Card Issuing Services	65.8	63.6	131.3	121.4
All Other and Corporate	6.8	6.5	13.6	13.6
Divested business	—	—	—	2.7

Consolidated	$194.9	$194.1	$390.3	$356.7

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

On November 5, 2002, the Company and two of its subsidiaries filed counterclaims in the VISA action. In the counterclaim, the Company alleges that VISA International and VISA U.S.A., Inc. (collectively “VISA”), have abused their market power to prevent the Company from internally processing VISA credit card transactions outside of the VISA network through private arrangements. The Company also alleges that VISA has barred the Company and its customers from using private arrangements to bypass the VISA network, required the Company’s customers to pay for VISA’s network services regardless of whether the customers use those services, uses its fee structure to raise the costs of rivals and potential rivals, imposes unreasonable conditions on rivals’ access to its network and deters and prevents its members from using more efficient providers of network services such as the Company. Based on this and other conduct, the counterclaim asserts claims of monopolization, attempt to monopolize, tying, unfair competition, violations of the Cartwright Act, defamation, trade libel, interference with prospective economic advantage, and breach of contract. The Company seeks trebled and punitive damages, attorneys’ fees and costs, restitution and disgorgement, and injunctive relief. The Company believes that it has complied with all of its obligations to VISA and that the allegations in its counterclaim are well founded. On August 11, 2004, the Court denied VISA’s Motion to Dismiss the Company and its two subsidiaries’ counterclaim. The Company amended the counterclaim on August 13, 2004 and on September 3, 2004 the Court entered an order vacating the trial date. Fact discovery has closed and summary judgment motions are due August 5, 2005. The Company expects the Court to enter an order at some time later this year that will establish a new trial date.

A number of complaints against Concord and its directors containing essentially identical allegations were consolidated on November 20, 2002 under the caption In re Concord EFS, Inc. Securities Litigation in the United States District Court for the Western District of Tennessee. The lead plaintiffs in the action have filed a Consolidated Amended Complaint on or about February 17, 2003, in which they allege, among other items, that Concord’s financial statements were materially misleading because they failed to disclose “related party transactions” with H&F Card Services, Inc. (“H&F”). The Consolidated Amended Complaint seeks class certification, an unspecified amount of compensatory damages, including interest thereon, attorney fees and other costs and expenses on behalf of the plaintiffs and members of the putative class, and other relief the Court may deem just and proper. On July 22, 2005 the Court entered an order granting preliminary approval of a settlement which would provide $13.3 million to the plaintiffs of which approximately $13.0 million would be paid by Concord’s insurers with the balance paid by Concord. The Court set a hearing for October 21, 2005 where it will consider final approval after notice of the settlement has been provided to the class.

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

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

In Brennan, on May 4, 2005 the Court ruled on Defendants’ Motion to Dismiss and Motion for Judgment on the Pleadings. The Court did not dismiss the complaint, except for a technical dismissal of the claims against First Data Corporation, Bank One Corporation and JP Morgan Chase. On May 25, 2005 the Plaintiffs filed an amended complaint which clarified the basis for alleging that the holding companies First Data Corporation, Bank One Corporation and JP Morgan Chase were liable. On July 3, 2005 the Court’s stay on discovery expired. On July 13, 2005 the Court held a status conference in which is ruled that the Brennan Plaintiffs would file their motion for class certification in November 2005 with the Defendants responses due in February 2006. On July 21, 2005, Concord filed a motion for summary judgment seeking to foreclose claims arising after February 1, 2001 – the date that Concord acquired the STAR network.

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

Note 9: Discontinued Operations

The Company’s financial statements reflect NYCE as a discontinued operation prior to its disposition on July 30, 2004. The results of operations were treated as income from discontinued operations, net of tax, and separately stated on the Consolidated Statements of Income, below income from continuing operations.

Included in the discontinued operations calculation is allocated interest in accordance with EITF No. 87-24 “Allocation of Interest to Discontinued Operations” of $0.4 million and $2.0 million for the three and six months ended June 30, 2004, respectively. The majority of NYCE operations were historically included in the Merchant Services segment.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table presents the summarized results of NYCE’s operations for the three and six months ended June 30, 2004 (in millions):

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
Revenue	$38.6	$74.7
Expenses *	26.8	53.6

Income before income taxes	11.8	21.1
Income taxes	6.9	9.6
Minority interest, net of tax	(2.8)	(5.8)

Income from discontinued operations	$2.1	$5.7

*	Included in expenses is amortization of the intangibles based on the 2001 purchase price and allocated interest as noted above.

Note 10: Employee Benefit Plans

The following table provides the components of net periodic benefit expense for the defined benefit pension plans (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Service costs	$2.7	$2.6	$5.4	$5.3
Interest costs	14.6	14.3	29.3	28.8
Expected return on plan assets	(15.9)	(15.2)	(32.0)	(30.4)
Amortization	3.4	2.4	6.9	4.7

Net periodic benefit expense	$4.8	$4.1	$9.6	$8.4

The Company estimates the pension plan contribution for 2005 to be approximately $23 million, of which $9.8 million was contributed to the U.S. plans, $7.0 million was contributed to the United Kingdom plan, and $0.1 million was contributed to the Greece plan, for a total contribution of $16.9 million as of June 30, 2005.

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

The costs of closing existing FDC operations and the related severance are charged to operations. During the first six months of 2005 the Company did not recognize any Concord integration and reorganization costs that would be reported on the restructuring or impairment line items of the Consolidated Statements of Income. During the three and six-month periods in 2004, $1.4 million of impairment charges and $3.0 million of severance and impairment charges, respectively, were recorded in the restructuring and impairment line items associated with the integration and reorganization of operations.

The Company also recognized expenses during the three and six months ended June 30, 2005 of approximately $39 million and $68 million, respectively, and $19 million and $28 million for the comparable periods in 2004, related to integration and reorganization efforts which were recorded in the cost of services and selling, general and administrative line items of the Consolidated Statements of Income. Approximately 83% and 82% of these expenses were related to the Merchant Services segment during the three and six months ended June 30, 2005 and 86% and 80% for the comparable periods in 2004, respectively, with the remainder related to the Payment Services and Card Issuing Services segments and All Other and Corporate. These expenses were comprised of the cost of personnel that have been assigned to work exclusively on the integration or reorganization, as well as a portion of the personnel costs for those that are partially dedicated to such efforts. Integration and reorganization expenses also included certain internal and contract system development costs and infrastructure costs. Certain costs associated with Concord employees such as stay bonuses and enhanced severance were expensed in operations and captured as integration expenses.

In February 2005 the Company increased its quarterly dividend for common stockholders of record as of April 1, 2005 to $0.06 per common share from $0.02 per common share.

In May 2005 the Company issued $550 million of 4.50% senior notes due June 15, 2010 and $450 million of 4.95% senior notes due June 15, 2015. The Company received net proceeds of $547.9 million and $447.7 million from these issuances, respectively, which were used to repay outstanding commercial paper.

In June 2005 the Card Issuing Services segment signed a long-term processing agreement with Citibank that will expand the Company’s existing relationship to include processing services for the Sears, Roebuck & Co. card portfolios. The extended relationship will focus on private label and private label co-branded bankcards in addition to the accounts currently processed for Citibank. The Sears co-branded bankcard and private label portfolios are expected to convert in the second quarter 2006.

During the first six months of 2005 the Company repurchased a total of 33.5 million FDC shares for $1.3 billion. In February 2005 the Company increased the share repurchase program by $2 billion. The Company’s remaining repurchase authorization was $1.6 billion as of June 30, 2005.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

In June 2005 Simpay Limited, the only client of First Data Mobile Payments Limited (formerly Encorus Payments Limited) announced and executed a plan to cease operations. As a result, the Simpay structure supporting interoperable mobile payments will not be launched as planned, and the contract between Simpay and First Data Mobile Payments will be terminated. Based on these developments, management will be evaluating other alternatives for the mobile payments business over the next six months. If other opportunities comparable to Simpay are not developed, approximately $30 million of goodwill and other assets may be partially or completely impaired. If the Company decides to exit the business, up to $10 million of exit costs may be incurred.

2005 Acquisitions

In June 2005 the Company formed a merchant alliance with International Card Services (“ICS”), a card issuer and acquirer in the Netherlands. The Company owns 51%, has management control of the alliance and consolidates the alliance as part of the Merchant Services segment.

In July 2005 the Company acquired 100% of EuroProcessing International, a card processor in 10 Central and Eastern European countries. The transaction will expand the Company’s issuing and acquiring capabilities in Europe.

In May and June 2005 the Company announced the following:

•	The Company signed a merger agreement to acquire 100% of Vigo Remittance Corp., a provider of consumer-to-consumer money transfer services to various countries. The transaction remains subject to regulatory approval as well as normal closing conditions and is expected to close by the end of 2005. The transaction will enhance the Company’s money transfer business.

•	The Company signed an agreement with Banca Nazionale del Lavoro (“BNL”) to create a joint venture to provide merchant acquiring services for Italian merchants. The Company will own approximately 49% of the alliance and will account for it under the equity method of accounting. The transaction is subject to regulatory approval as well as normal closing conditions and is expected to close in the fourth quarter of 2005 or first quarter of 2006.

Results of Operations

The following discussion for both results of operations and segment results refers to the three and six months ended June 30, 2005 versus the same periods in 2004. The 2004 results of operations include the Concord results of operations from the February 26, 2004 merger date. Consolidated results should be read in conjunction with segment results, which provide more detailed discussions concerning certain components of the Consolidated Statements of Income. All significant intercompany accounts and transactions have been eliminated. The discussion will focus primarily on the second quarter year-over-year comparison which reflects, for the first time, both the Cashcard Australia, Ltd. (“Cashcard”) and Concord results of operations for a full quarter in both 2004 and 2005.

Consolidated Results

	Three Months Ended June 30,				Change
(in millions)	2005	% of Total Revenue	2004	% of Total Revenue	Amount	%
Revenues:
Transaction and processing service fees	$2,320.1	89%	$2,200.5	87%	$119.6	5%
Investment income, net	(14.7)	(1)	47.0	2	(61.7)	NM
Professional services	22.0	1	26.0	1	(4.0)	(15)%
Software licensing and maintenance	15.1	1	16.3	1	(1.2)	(7)%
Product sales and other	110.7	4	96.0	3	14.7	15%
Reimbursable postage and other	158.3	6	143.3	6	15.0	10%

	$2,611.5	100%	$2,529.1	100%	$82.4	3%

Expenses:
Cost of services	$1,403.7	54%	$1,284.4	50%	$119.3	9%
Cost of products sold	58.6	2	57.6	2	1.0	2%
Selling, general and administrative	408.1	16	419.3	17	(11.2)	(3)%
Reimbursable postage and other	158.3	6	143.3	6	15.0	10%
Other operating expenses, net	21.8	1	21.2	1	0.6	NM

	$2,050.5	79%	$1,925.8	76%	$124.7	6%

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

	Six Months Ended June 30,				Change
(in millions)	2005	% of Total Revenue	2004	% of Total Revenue	Amount	%
Revenues:
Transaction and processing service fees	$4,515.3	89%	$4,144.5	87%	$370.8	9%
Investment income, net	(27.3)	(1)	96.9	2	(124.2)	NM
Professional services	43.8	1	48.6	1	(4.8)	(10)%
Software licensing and maintenance	28.2	1	32.0	1	(3.8)	(12)%
Product sales and other	212.9	4	172.2	3	40.7	24%
Reimbursable postage and other	318.5	6	293.3	6	25.2	9%

	$5,091.4	100%	$4,787.5	100%	$303.9	6%

Expenses:
Cost of services	$2,755.3	55%	$2,467.8	52%	$287.5	12%
Cost of products sold	118.2	2	104.5	2	13.7	13%
Selling, general and administrative	798.6	16	776.1	16	22.5	3%
Reimbursable postage and other	318.5	6	293.3	6	25.2	9%
Other operating expenses, net	20.9	—	84.1	2	(63.2)	NM

	$4,011.5	79%	$3,725.8	78%	$285.7	8%

Operating revenues overview

The increase in total revenues for the second quarter of 2005 was driven by revenue growth in the Payment Services and Merchant Services segments resulting from increased transactions partially offset by the decrease in investment income in the Payment Services segment as well as lost business in the Merchant Services and Card Issuing Services segments as described below. The increase in total revenues for the first six months of 2005 resulted from increased transactions as well as the inclusion of the former Concord operations for the full six months in 2005 partially offset by the disposition of GCA Holdings, LLC (“GCA”) in March of 2004 as well as lost business. The following provides highlights of revenue growth while a more detailed discussion is included in the Segment Results section below:

•	Consolidated transaction and processing service fee revenue growth for the three and six months resulted from revenue growth in the Payment Services and Merchant Services segments. In the Payment Services segment, Western Union agent location growth together with increased money transfers at existing locations contributed to increased transaction volume internationally and domestically. The Merchant Services segment experienced revenue and transaction growth for the three and six months due to internal growth in the domestic business, increased debit network fees as well as the inclusion of the former Concord operations for the full six months in 2005 compared to activity from the date of merger in February 2004. Adversely impacting the Merchant Services segment revenue growth rate year over year were the sale, exit and loss of certain merchant portfolios and contracts in 2004, declines in the TeleCheck business as well as the loss of certain STAR clients which affected both the Merchant Services and Card Issuing Services segments, which were contemplated in the merger with Concord. Transaction and processing service fee revenue in the Card Issuing Services segment decreased in the second quarter as a result of account deconversions and pricing pressures offset partially by retail account conversions, new business, growth from existing clients and the acquisition of First Data Hellas in July 2004. Card Issuing Services segment transaction and processing service fee revenue growth for the six months increased due to the incremental impact of the merger with Concord, in addition to, and offset in part by, the items discussed above.

•

Substantially all investment income relates to the Payment Services segment’s official check and money order business. The decrease in investment income in the second quarter as well as the first six months of 2005 was impacted by changes in interest rates over the same period last year, portfolio yields, and the gains realized upon liquidation of certain portfolio investments in 2004. Investment income was negative in the second quarter and first six months of 2005 as a result of no realized gains on the sale of portfolio investments and increased official check commissions paid to agents, which were partially offset by lower realized losses on hedges, higher yields on certain investments and an increase in average investable balances. Portfolio yields, net of official check commissions and hedges, for the remainder of 2005 are expected to continue to trend similar to the first six months. Substantially all of the income from the portfolio investments is tax exempt. The Company will continue to realize tax-free earnings on these investments. For segment reporting purposes, these tax-free earnings are reflected on a pretax equivalent basis (i.e., as if investment earnings on nontaxable settlement assets were fully

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

taxable at FDC’s marginal tax rate). The revenue and operating profit impact of the segment presentation is eliminated in consolidation.

•	The increase in product sales and other revenue in the second quarter resulted from contract termination fees and increased international sales and leasing of terminals. The increase for the six months is attributable to contract termination fees, increased sales and leasing of terminals and inclusion of the former Concord businesses for the full six months of 2005 compared to activity from the date of merger in February 2004 partially offset by decreased royalty income.

•	The increase in reimbursable postage revenue and the corresponding expense increase are due to new business partially offset by account deconversions.

Operating expenses overview

Operating expenses include cost of services; cost of products sold; and selling, general and administrative expenses. The increase in the dollar amount of total operating expenses for the three and six-month periods resulted from growth in the Company’s core businesses and acquisitions.

•	The cost of services increase in the second quarter resulted from increased Western Union agent commissions resulting from increased revenues, increased debit network fees and the acquisition of First Data Hellas in July of 2004 partially offset by a decrease in TeleCheck warranty expense as well as a decrease in certain compensation and benefit costs. The increase in cost of services for the six months results from the items discussed above as well as the inclusion of the former Concord businesses for the full six months in 2005 compared to activity from the date of merger in February 2004 and the acquisition of Cashcard in April of 2004 partially offset by a decrease due to the sale of GCA. The majority of the increase in cost of services as a percentage of revenue is driven by increased debit network fees.

•	Cost of products sold remained relatively flat during the second quarter of 2005. The increase in cost of products sold for the six-month period is attributable to the inclusion of the former Concord operations for the full six months in 2005 compared to activity from the date of the merger in February 2004 as well as increased sales and leasing of terminals.

•	Selling, general and administrative expenses for the second quarter 2005 remained fairly constant with the second quarter 2004 other than reductions driven by cost savings associated with restructuring and integration actions in 2004 as well as a decrease in certain compensation and benefit costs partially offset by increased expenses associated with sales force expansion. The increase in selling, general and administrative expenses during the first six months of 2005 versus the same period in 2004 results from the items discussed above as well as the inclusion of the former Concord business for the full six months in 2005 compared to activity from the date of merger in February 2004, international acquisitions and a general increase experienced in conjunction with the Company’s growth.

Other operating expenses, net

Other operating expenses related to restructuring, asset impairments, litigation and regulatory settlements and other charges totaled $21.8 million and $21.2 million for the three months ended June 30, 2005 and 2004, respectively and $20.9 million and $84.1 million for the corresponding six-month periods.

2005 Activities

(in millions) Three months ended June 30, 2005	Pretax Benefit (Charge)
	Payment Services	Merchant Services	Card Issuing Services	All Other and Corporate	Totals
Restructuring charges	$(0.3)	—	$(11.4)	—	$(11.7)
Restructuring accrual reversals	—	$1.3	0.1	$0.1	1.5
Impairments	—	(0.2)	—	—	(0.2)
Other	—	(1.0)	(10.4)	—	(11.4)

Total pretax benefit (charge), net of reversals	$(0.3)	$0.1	$(21.7)	$0.1	$(21.8)

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

(in millions) Six months ended June 30, 2005	Pretax Benefit (Charge)
	Payment Services	Merchant Services	Card Issuing Services	All Other and Corporate	Totals
Restructuring charges	$(0.3)	—	$(11.4)	—	$(11.7)
Restructuring accrual reversals	—	$1.3	0.1	$0.1	1.5
Impairments	—	(0.2)	—	1.0	0.8
Litigation and regulatory settlements	(0.1)	—	—	—	(0.1)
Other	—	(1.0)	(10.4)	—	(11.4)

Total pretax benefit (charge), net of reversals	$(0.4)	$0.1	$(21.7)	$1.1	$(20.9)

Restructuring charges

The restructuring charges were comprised of severance totaling $10.9 million and facility closures totaling $0.8 million for the three and six months ended June 30, 2005. There were no restructuring charges in the first quarter of 2005. Severance charges resulted from the termination of approximately 280 employees during the second quarter, the majority of which were in the Card Issuing Services segment, representing all levels of employees and approximately 1% of the Company’s workforce. The Company anticipates cost savings resulting from these restructurings of approximately $10 million during the remaining six months of 2005 and approximately $20 million in 2006. The following describes the nature and timing of the restructuring plans by segment:

Payment Services

•	Charges related to severance costs associated with consolidating certain call center and accounting functions to other locations. This restructuring was completed in the second quarter of 2005.

Card Issuing Services

•	Severance charges were incurred to adjust the cost structure to better align with the reduced revenue resulting from the deconversion of the JPMorgan Chase credit accounts in July 2005. The Company will continue to assess its cost structure in the near term to address the impact of changes in the mix of credit, retail and debit accounts and related activities.

•	Charges also were incurred related to the closure of a facility in the United Kingdom. The associated severance charges were recorded in December 2004 with the facility being vacated during the second quarter of 2005.

The Company reversed $1.5 million of prior period restructuring accruals. Reversals related to changes in estimates regarding severance costs from restructuring activities that occurred from 2002 through 2004.

The following table summarizes the Company’s utilization of restructuring accruals for the six months ended June 30, 2005 (in millions):

	Employee Severance	Facility Closure
Remaining accrual at January 1, 2005	$23.7	$2.5
Expense provision	10.9	0.8
Cash payments and other	(15.7)	(2.3)
Changes in estimates	(1.5)	—

Remaining accrual at June 30, 2005	$17.4	$1.0

Impairments

The Company recognized a loss in the second quarter of 2005 related to a software impairment. A net gain of $0.8 million was recognized for the six-month period resulting from the subsequent sale of assets previously impaired in All Other and Corporate partially offset by the software impairment noted above.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Litigation and regulatory settlements

During the six months ended June 30, 2005, the Company recorded a regulatory settlement charge of $1.5 million in the Payment Services segment which was substantially offset by the reversal of an unutilized reserve established in 2000 for the settlement of a lawsuit also in the Payment Services segment.

Other

Other charges relate to the reimbursement to certain clients for the misallocation of certain pass-through billings related to prior years, approximately half of which related to 2004. The misallocations have no impact on prior period expenses.

2004 Activities

(in millions) Three months ended June 30, 2004	Pretax Benefit (Charge)
	Payment Services	Merchant Services	Card Issuing Services	All Other and Corporate	Totals
Restructuring charges	$(1.1)	—	$(1.5)	$(3.3)	$(5.9)
Restructuring accrual reversals	0.3	$0.1	0.9	—	1.3
Impairments	—	(1.0)	—	(0.2)	(1.2)
Litigation and regulatory settlements	—	(15.4)	—	—	(15.4)

Total pretax charges, net of reversals	$(0.8)	$(16.3)	$(0.6)	$(3.5)	$(21.2)

(in millions) Six months ended June 30, 2004	Pretax Benefit (Charge)
	Payment Services	Merchant Services	Card Issuing Services	All Other and Corporate	Totals
Restructuring charges	$(2.9)	$(4.1)	$(7.4)	$(23.8)	$(38.2)
Restructuring accrual reversals	0.4	0.1	0.9	—	1.4
Impairments	(0.4)	(1.0)	—	(5.5)	(6.9)
Litigation and regulatory settlements	—	(15.4)	—	—	(15.4)
Other	—	(25.0)	—	—	(25.0)

Total pretax charges, net of reversals	$(2.9)	$(45.4)	$(6.5)	$(29.3)	$(84.1)

Restructuring charges

The restructuring charges were comprised of $4.6 million related to severance and $1.3 million related to facility closures for the three months ended June 30, 2004 and $31.6 million and $6.6 million for the six months ended June 30, 2004, respectively. Severance charges resulted from the termination of approximately 120 and 484 employees across the organization for the three and six months ended June 30, 2004, respectively, representing all levels of employees and approximately 1% and less than 2%, respectively, of the Company’s workforce. The following describes the nature and timing of the restructuring plans by segment:

Payment Services

•	Charges related to severance costs associated with the consolidation of various international functions into Dublin, Ireland. The restructuring plan was completed in the first quarter of 2004.

•	Charges also were incurred related to the lease termination of a facility due to the operations being combined with another FDC facility. This plan was completed in the second quarter of 2004.

Merchant Services

•	Severance charges resulted from the closure of certain FDC operations and locations, including a Cardservices International (“CSI”) call center, a TeleCheck Services, Inc. (“TeleCheck”) data center, a PayPoint Electronic Payment Systems (“PayPoint”) debit processing center and elimination of certain positions as a result of the Company’s reorganization done in conjunction with the Concord integration. All of the above noted restructuring plans were completed in 2004.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

•	Severance charges also were incurred related to the continued integration of international support functions between the Merchant Services and Card Issuing Services segments that began in 2003. This restructuring plan was completed in the first quarter of 2004.

•	In connection with the dissolution of a joint venture, the Company paid for the severance of joint venture employees.

Card Issuing Services

•	Severance charges resulted from the integration of international support functions with Merchant Services as noted above. This plan was completed in the first quarter of 2004.

•	Charges also were incurred related to the lease buyout of a facility in the United Kingdom after it was determined that the facility could not fulfill the Company’s needs. This plan was completed in the first quarter of 2004.

•	Charges also were incurred due to the ongoing initiative to streamline operations and implement operational efficiencies at the customer operations center in Omaha, Nebraska. This plan was completed in the second quarter of 2004.

All Other and Corporate

•	Charges related to severance resulting from the consolidation of certain existing FDC administrative operations with Concord were recorded. This plan was completed in the first quarter of 2004. The restructuring of the purchasing and human resources departments were completed in the second quarter of 2004.

•	There were a number of restructuring actions within eONE Global L.P. (“eONE”). eONE severance charges were a result of eONE’s decision to slow the rate of investment in certain product offerings due to slower than anticipated market acceptance, and reductions of the overall management structure at eONE. Part of these severance charges included the elimination of several senior management positions. A charge of $10.9 million related to certain of these senior managers also was incurred due to their right upon termination under certain circumstances to sell shares purchased at the time of eONE’s formation to eONE at the original purchase price. Certain of the restructuring plans were completed in the second quarter of 2004 with the remaining completed in the third quarter of 2004.

•	Charges also were incurred in the second quarter of 2004 related to a Corporate facility lease in Georgia as it was determined that the current facility could no longer fulfill the Company’s needs. The restructuring plan was completed in the second quarter of 2004.

In the first quarter of 2004, restructuring reversals related to changes in estimates regarding severance costs from the third quarter 2003 restructuring activities in the Payment Services segment. In the second quarter of 2004, the reversals related to changes in estimates regarding lease terminations and severance costs related to the third quarter of 2000 and third quarter of 2003 Card Issuing Services restructuring plans and the second quarter 2001 Payment Services segment restructuring plan.

Impairments

The Company recognized $6.9 million of asset impairment charges during the first six months of 2004. The All Other and Corporate 2004 charges include the write-down of goodwill, fixed assets associated with facility closures, which were part of the restructuring actions noted above, and an impairment of First Data Mobile Payments Limited software due to diminished demand for a product offering. The Payment Services segment charge was due to the write-down of leasehold improvements associated with certain domestic restructuring activities. The Merchant Services segment charge was due to an impairment of software that is no longer being fully utilized due to system decisions influenced by the integration of Concord.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Litigation and regulatory settlements

The Company recognized a charge of $15.4 million for the second quarter 2004 related to a lawsuit associated with a consolidated merchant alliance in the Merchant Services segment. A $7.3 million minority interest benefit related to this charge is recognized on the minority interest line in the Consolidated Statements of Income.

Other

The Company recognized a $25.0 million pretax charge related to adjustments for TeleCheck accounting entries that originated primarily during 2002 and 2003.

Interest income

Interest income for the three and six-month periods decreased due to the sale of certain marketable securities during the first quarter of 2005 partially offset by an increase in interest rates.

Interest expense

Interest expense increased due to increased interest rates as well as higher average debt balances in the current period resulting from the issuance of $1 billion in debt during the third quarter of 2004 and $1 billion in debt issued during the second quarter of 2005.

Investment gains and losses, net

During the first six months of 2005 the Company recognized a gain of $21.4 million on the sale of CheckFree Corporation common stock, net of charges to exit related hedging instruments, as well as gains on the sales of other strategic investments.

The Company incurred net investment losses during the first six months of 2004 as a result of the write down of investments related to e-commerce businesses, the dissolution of a joint venture and the sale of investments.

Divestitures, net

During the six months ended June 30, 2005 the Company recognized a gain on the sale of a small business and reversed $4.0 million of divestiture accruals due to the expiration of certain contingencies.

In March 2004 the Company sold its 67% interest in GCA Holdings, LLC, the parent holding company of Global Cash Access LLC (“GCA”) which resulted in net proceeds of $435.6 million and a pretax gain of $263.8 million. The Company also reversed divestiture accruals of $1.3 million due to the expiration of certain exposures.

Income taxes

FDC’s effective tax rates on pretax income from continuing operations were 25.0% and 26.3% for the three and six months ended June 30, 2005 and 21.5% and 26.8% for the same periods in 2004, respectively. The increase in the effective tax rate for the second quarter of 2005 compared to the same period in 2004 resulted from less significant discrete tax items in 2005 than 2004. In the second quarter 2005 the Company recorded a discrete net tax benefit of approximately $7 million related to certain items including the recognition of excess foreign tax credits and a reduction of a tax rate of a foreign subsidiary and the resulting change in its deferred tax balance. The benefit in the second quarter 2004 of approximately $29 million included the favorable resolution of federal research and development credits and state income tax issues. The effective tax rate for the six months ended June 30, 2005 versus the comparable period in 2004 decreased slightly due largely to the March 2004 disposition of GCA partially offset by the items discussed above. The calculation of the effective tax rate includes equity earnings in affiliates and minority interest in pretax income. The majority of minority interest and equity earnings relate to entities that are considered pass-through entities for income tax purposes.

Minority interest

The increase in 2005 minority interest expense is attributable to lower minority interest expense in 2004 which resulted from a minority interest expense benefit recorded in conjunction with the first quarter of 2004 restructuring and impairment charges related to eONE businesses and the second quarter of 2004 charge related to an anticipated settlement of a lawsuit recognized in the Merchant Services segment. Partially offsetting the increases in minority interest expense is the absence of the minority interest expense associated with GCA that was sold in the first quarter of 2004.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Equity earnings in affiliates

The increase in equity earnings in affiliates for both periods is attributable predominantly to increased profit as a result of increased transaction volumes of certain merchant alliances.

Diluted earnings per share

Diluted earnings per share (“EPS”) from continuing operations decreased in the second quarter 2005 due to a decrease in net income resulting from the factors discussed above partially offset by the purchase of treasury stock. The decrease in EPS for the first six months of 2005 is due to a decrease in net income resulting most significantly from the gain on the sale of GCA recognized in 2004 offset partially by the items discussed above and to a lesser extent, the purchase of treasury stock.

Segment Results

For a detailed discussion of the Company’s principles regarding its operating segments, refer to “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Payment Services Segment Results

	Three Months Ended June 30,				Change
(in millions)	2005	% of Segment Revenue	2004	% of Segment Revenue	Amount		%
Revenues:
Transaction and processing service fees	$1,043.1	96%	$908.2	90%	$134.9		15%
Investment income, net (a)	37.7	3	97.2	10	(59.5)		(61)%
Other revenues	8.1	1	5.0	—	3.1		62%

	$1,088.9	100%	$1,010.4	100%	$78.5		8%

Operating profit (a)	$339.1		$340.9		$(1.8)		(1)%
Operating margin	31%		34%		(3	) pts
Key indicators:
Consumer-to-consumer money transfer transactions (b)	28.75		23.92		4.83		20%
Consumer-to-business transactions (c)	39.01		35.93		3.08		9%

	Six Months Ended June 30,				Change
(in millions)	2005	% of Segment Revenue	2004	% of Segment Revenue	Amount		%
Revenues:
Transaction and processing service fees	$2,023.0	96%	$1,764.4	90%	$258.6		15%
Investment income, net (a)	73.7	3	194.8	10	(121.1)		(62)%
Other revenues	15.7	1	9.4	—	6.3		67%

	$2,112.4	100%	$1,968.6	100%	$143.8		7%

Operating profit (a)	$653.4		$669.5		$(16.1)		(2)%
Operating margin	31%		34%		(3	) pts
Key indicators:
Consumer-to-consumer money transfer transactions (b)	54.09		45.48		8.61		19%
Consumer-to-business transactions (c)	78.60		72.44		6.16		9%

(a)	For segment reporting purposes, Payment Services presents investment income and operating profit on a pretax equivalent basis (i.e., as if investment earnings on settlement assets, which are substantially all nontaxable, were fully taxable at FDC’s marginal tax rate). The revenue and operating profit impact of this presentation is eliminated in consolidation.

(b)	Consumer-to-consumer money transfer transactions include consumer-to-consumer money transfer services worldwide.

(c)	Consumer-to-business transactions include Quick Collect, EasyPay, PhonePay, Paymap’s Just-in-Time and Equity Accelerator services, and E Commerce Group’s SpeedPay transactions directly processed by E Commerce Group.

FIRST DATA CORPORATION

MANAGEMENT ’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Summary

Payment Services segment revenue growth was driven most significantly by Western Union consumer-to-consumer money transfer revenue growth of 16% for both the three and six months ended June 30, 2005 over the same periods in 2004 due to increased transactions. Money transfer and bill payment transactions, classified as either consumer-to-consumer or consumer-to-business (as defined in notes (b) and (c) above) represent 87% and 86% of total segment revenues for the three and six months ended June 30, 2005, respectively, and 82% for both the three and six-month periods in 2004. Also contributing to the segment’s revenue growth for both the three and six-month periods was increased remittance processing resulting from new clients as well as growth in the prepaid business due to increased card shipments and transactions. The increases in revenue were offset partially by a decrease in investment income. Revenue growth for the six months also was positively impacted by the inclusion of the former Concord operations for the full six months in 2005 compared to activity from the date of merger in February 2004.

Transaction and Processing Service Fee and Other Revenue

Money Transfer / Bill Payment

Money transfer and bill payment transactions, classified as either consumer-to-consumer or consumer-to-business (as defined in notes (b) and (c) above), generated approximately $944 million and $1,826 million of revenue for the three and six months ended June 30, 2005 compared to $828 million and $1,612 million for the same periods in 2004, respectively. The remaining Payment Services’ transaction and processing service fee and other revenues include prepaid services, fee-based component of official check and money order, remittance processing, check processing, messaging services, other bill payment services not included in note (c) above, and transportation-related payment services businesses.

The following table illustrates the different components of consumer-to-consumer and consumer-to-business revenues as a percentage of the combined total for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Consumer-to-consumer:
International (a)	62%	59%	62%	58%
Domestic (b)	16	18	17	18
Mexico (c)	7	7	6	6
Consumer-to-business	15	16	15	18

	100%	100%	100%	100%

(a)	Represents transactions between and within foreign countries (excluding Canada), transactions originated in the U.S. destined for foreign countries and foreign country transactions destined for the U.S. Excludes all transactions between or within the U.S. and Canada and U.S. outbound transactions destined for Mexico as reflected in (b) and (c) below.

(b)	Represents all transactions between and within the U.S. and Canada.

(c)	Represents U.S. outbound transactions destined for Mexico.

Consumer-to-consumer

The table below illustrates performance indicators for the consumer-to-consumer money transfer business for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Consumer-to-consumer money transfer revenue growth	16%	17%	16%	18%
Consumer-to-consumer money transfer transaction growth	20%	20%	19%	20%
International money transfer transaction growth	26%	24%	25%	25%
Mexico money transfer transaction growth	19%	16%	18%	15%
Domestic money transfer transaction growth(a)	4%	9%	3%	9%
Agent locations (end of period)	233,000	195,000

(a)	Prior period amounts have been adjusted to include westernunion.com.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Consumer-to-consumer money transfer revenue grew during the three and six months ended June 30, 2005 driven by international and Mexico money transfer growth. International money transfer transaction growth benefited from growth in the U.S. and European outbound businesses and strong growth in China, India and the Philippines, including the Philippines intra-country business. Growth in Mexico money transfer transactions for both the three and six months ended June 30, 2005 was driven by growth in Western Union branded transactions, both the “In Minutes Service” and “Next Day Service.” The Company expects to maintain a transaction growth trend in Mexico in the mid to high teens during the remainder of 2005. Domestic money transfer transaction growth increased to 4% in second quarter 2005 compared to 3% in first quarter 2005. The lower transaction growth rates in domestic money transfer for the three and six months ended June 30, 2005 compared to the same periods in 2004 are not specifically attributable to any single event. The Company expects the domestic transaction growth experienced in the first six months of 2005 to continue in the second half of the year.

The spread between consumer-to-consumer money transfer transaction growth and revenue growth increased slightly in the second quarter of 2005 compared to the same period in 2004 largely driven by the international business. The increased spread is a result of strategic growth in Western Union’s international intra-country business, which has lower revenue per transaction than cross-border transactions, selected pricing adjustments in certain corridors and a decrease in the currency conversion benefit of the euro as discussed in more detail below. Pricing adjustments as a percentage of total Western Union revenue were consistent year over year.

Western Union expanded its agent network by approximately 8,000 agent locations during the second quarter of 2005, the majority of which were added internationally. Western Union’s U.S. same-store-sales transaction growth, which includes domestic transactions and transactions destined for Mexico and other countries, was 14% in the second quarter of 2005 compared to the second quarter of 2004.

Foreign currency exchange rates also impact consumer-to-consumer money transfer revenue. First, fluctuations in the exchange rates from one period to another may increase or decrease U.S. dollar denominated revenue when foreign-derived revenue is translated into U.S. dollars (a “currency conversion” impact). Second, depending upon fluctuations in foreign exchange rates between two currencies, a sender may need to transfer more or less cash to meet the recipient’s financial needs in the receive country. Management believes that both principal per transaction and revenue per transaction could be impacted by fluctuations in currency exchange rates between different send and receive currencies. Consumer-to-consumer revenue growth benefited from the currency conversion impact of the euro. For the three and six months ended June 30, 2005, the exchange rates between the euro and the U.S. dollar resulted in a year-over-year benefit to revenue of $10.0 million and $23.7 million compared to $18.1 million and $45.6 million for the same periods in 2004, respectively, assuming a constant exchange ratio (i.e., as if there was no change in exchange rates from the same period in the previous year) between the euro and the U.S. dollar.

Consumer-to-business

The following table illustrates performance indicators for the consumer-to-business bill payment business (as previously defined above) for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Consumer-to-business transaction growth	9%	9%	9%	9%
Consumer-to-business revenue growth	4%	(2)%	2%	(2)%

Consumer-to-business growth is significantly impacted by the demand for the Company’s bill payment services shifting from traditional cash payment services to electronic bill payment services. Transaction growth in bill payment services is driven by growth in the SpeedPay and Paymap services. Consumer-to-business revenue growth improved in the three and six months ended June 30, 2005 compared to the same periods in 2004 as a result of a slower rate of decline in the cash payments business and strong growth in electronic bill payment services. Consumer-to-business growth trends for the remainder of 2005 are expected to remain consistent with year-to-date results.

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

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

The decrease in investment income in the second quarter as well as the first six months of 2005 is attributable to higher short-term interest rates, which resulted in higher official check commissions paid to agents, and no realized gains on the liquidation of certain portfolio investments partially offset by higher yields on certain investments, an increase in average investable balances and lower realized losses on derivative instruments used to hedge commissions paid to agents. Realized gains on the liquidation of certain portfolio investments were $47.6 million and $95.5 million for the three and six months ended June 30, 2004, respectively. The investment portfolio balance is driven largely from sales of official checks by agents. The average investment portfolio balance increased 5% in second quarter 2005 compared to second quarter 2004 due to new business and growth in existing business. Results similar to the second quarter of 2005 are expected for the remainder of the year based on certain anticipated changes in interest rates. The decline in year-over-year Payment Services investment income growth rates is expected to lessen in the third and fourth quarters as there were fewer gains realized in the third quarter of 2004 ($18 million) and no gains realized in the fourth quarter of 2004.

Operating profit

Payment Services’ operating profit and operating margin (on a pretax equivalent basis) decreased for the three and six months ended June 30, 2005 versus the comparable periods in 2004 due to the decrease in investment income partially offset by the increase in consumer-to-consumer money transfer revenue and its corresponding operating margin. The operating profit growth rates are expected to improve in the third and fourth quarters of 2005 as there were fewer portfolio gains realized in the third quarter of 2004 and no gains realized in the fourth quarter of 2004.

Merchant Services Segment Results

	Three Months Ended June 30,				Change
(in millions)	2005	% of Segment Revenue	2004	% of Segment Revenue	Amount		%
Revenues: (a)
Transaction and processing service fees	$760.6	75%	$735.9	74%	$24.7		3%
Check verification and guarantee services	92.3	9	102.8	10	(10.5)		(10)%
Product sales and other	91.5	9	87.2	9	4.3		5%
Equity earnings in affiliates	55.8	5	49.9	5	5.9		12%
Other revenue	24.0	2	20.8	2	3.2		15%

	$1,024.2	100%	$996.6	100%	$27.6		3%

Operating profit (a)	$237.6		$238.5		$(0.9)		—
Operating margin (a)	23%		24%		(1	) pt
Key indicators: (a)
North America merchant transactions (b)	5,855.5		5,164.0		691.5		13%

	Six Months Ended June 30,				Change
(in millions)	2005	% of Segment Revenue	2004	% of Segment Revenue	Amount		%
Revenues: (a)
Transaction and processing service fees	$1,443.3	74%	$1,254.5	72%	$188.8		15%
Check verification and guarantee services	186.3	10	200.6	12	(14.3)		(7)%
Product sales and other	178.0	9	162.5	9	15.5		10%
Equity earnings in affiliates	106.0	5	88.5	5	17.5		20%
Other revenue	45.6	2	34.6	2	11.0		32%

	$1,959.2	100%	$1,740.7	100%	$218.5		13%

Operating profit (a)	$422.8		$392.3		$30.5		8%
Operating margin (a)	22%		23%		(1	) pt
Key indicators: (a)
North America merchant transactions (b)	11,131.2		8,989.8		2,141.4		24%

(a)	2004 amounts exclude the discontinued operations of NYCE and the divested business of GCA.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

(b)	North America merchant transactions include acquired VISA and MasterCard credit and signature debit, PIN-debit, electronic benefits transactions (“EBT”), and processed-only or gateway customer transactions at the POS. North America merchant transactions also include acquired ATM transactions, gateway transactions at ATMs, and STAR PIN-debit POS transactions received from other acquirers.

Summary

Merchant Services segment revenue growth for second quarter 2005 was impacted positively by internal growth in the domestic and international businesses, increased transaction volumes, new revenue sharing agreements and international acquisitions. These items were offset partially by the loss of certain STAR clients contemplated in the merger with Concord, the sale, exit and loss of certain portfolios and contracts in 2004 and declines in the TeleCheck business. These offsetting items impacted revenue growth for the quarter by approximately 5%. Acquisitions benefited revenue growth by less than 1%. Debit network fees assessed by the debit networks benefited the segment’s revenue growth by approximately 3% for the quarter. Revenues for the first six months of 2005 also were positively impacted by the inclusion of Concord operations for the full six months in 2005 compared to activity from the date of merger in February 2004. Merchant revenue growth rates for the six-month period also were positively impacted by debit network fees.

For the three and six months ended June 30, 2005 international revenues were approximately 10% and 9%, respectively, of total Merchant Services segment revenues, compared to 8% for the same periods in 2004, with domestic operations comprising the remaining amounts. International growth was driven by the Company’s continued international expansion, which included the 2004 acquisitions of Cashcard and First Data Hellas, as well as internal growth.

Transaction and processing service fee revenue and equity earnings in affiliates

The components of transaction and processing service fee revenue and equity earnings in affiliates for the three and six months ended June 30, 2005 and 2004, respectively, are:

	Three Months Ended June 30,		Change
(in millions)	2005	2004	Amount	%
Acquiring revenue	$538.6	$549.1	$(10.5)	(2)%
Debit network fees	167.3	134.4	32.9	24%
Processing revenue charged to unconsolidated merchant alliances	54.7	52.4	2.3	4%

Total transaction and processing revenue	760.6	735.9	24.7	3%
Equity earnings in affiliates	55.8	49.9	5.9	12%

Total transaction and processing revenue and equity earnings in affiliates	$816.4	$785.8	$30.6	4%

	Six Months Ended June 30,		Change
(in millions)	2005	2004	Amount	%
Acquiring revenue	$1,024.8	$945.3	$79.5	8%
Debit network fees	311.0	209.5	101.5	48%
Processing revenue charged to unconsolidated merchant alliances	107.5	99.7	7.8	8%

Total transaction and processing revenue	1,443.3	1,254.5	188.8	15%
Equity earnings in affiliates	106.0	88.5	17.5	20%

Total transaction and processing revenue and equity earnings in affiliates	$1,549.3	$1,343.0	$206.3	15%

Acquiring revenue, including merchant and network, is generated from the Company’s consolidated alliances, revenue sharing arrangements and owned portfolios and represents credit, signature debit, stored value and loyalty card transaction processing services, including authorization, transaction capture and settlement, chargeback handling, call center assistance and dispute resolution. Other acquiring revenue is recognized, net of operating expenses, in equity earnings in affiliates for the Company’s proportionate share of the unconsolidated merchant alliances’ net income. The decrease in acquiring revenue in the second quarter of 2005 resulted from the lost revenue due to the sale of a merchant portfolio in the fourth quarter of 2004, the exit and loss of certain other portfolios and contracts in 2004, and the loss of certain STAR clients, including Wells Fargo, Wachovia and Bank One, which were contemplated in the merger with Concord. Partially offsetting the decreases in acquiring revenue were increased transactions, new revenue sharing agreements, international acquisitions (including First

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Data Hellas in 2004) and an increase in overall card usage related to increases in the number of locations and transaction growth at existing merchants. Acquiring revenue growth for the six months ended June 30, 2005 was impacted by the items noted above as well as the inclusion of Concord for the full six months in 2005 compared to activity from the date of merger in February 2004.

Merchant PIN-debit transactions, including FDC acquired and STAR network transactions, have been the fastest growing type of transaction, accounting for approximately 24% of total North America merchant transactions in both the three and six months ended June 30, 2005 and 24% and 22% for the comparable periods in 2004, respectively. The Company continues to see a shift toward the use of PIN-debit cards from credit, signature debit, checks and cash. These trends are expected to continue with further penetration of PIN-debit capabilities at the Company’s regional and large national merchant clients.

Debit network fees are pass-through revenues (i.e. recognized in transaction and processing revenues and cost of services) associated with acquired PIN-debit transactions and have no margins. Debit network fees have no impact on equity earnings in affiliates as they are a net zero impact to the unconsolidated merchant alliances’ net income. The increase in debit network fees for second quarter 2005 compared to second quarter 2004 was driven by the continued growth of the PIN-debit transactions noted above. Partially offsetting this increase was the loss of a low-margin merchant acquiring customer that generated significant debit network fees as well as a national merchant routing a portion of their PIN-debit transactions directly to the network provider. The increase in debit network fees for the six months ended June 30, 2005 compared to the same period in 2004 is a result of the items discussed above as well as the inclusion of Concord for the full six months in 2005 compared to activity from the date of merger in February 2004.

Processing revenue charged to unconsolidated merchant alliances represent revenues earned from providing processing services to those alliances. These processing fees are recognized as expense by the unconsolidated merchant alliances. Increased processing revenue charged to unconsolidated merchant alliances is attributable to similar factors as noted above in acquiring revenue.

Equity earnings in affiliates represent the Company’s proportionate share of the unconsolidated merchant alliances’ net income. When the Company does not have sufficient control to consolidate an alliance, net income from this merchant business is recorded in equity earnings. The unconsolidated merchant alliances recognize acquiring revenue and debit network fees similar to the Company, as well as the processing fees outsourced to the Company, sales force and other administrative expenses. Increased equity earnings associated with unconsolidated merchant alliances is attributable to similar factors as noted above in acquiring revenue.

As discussed above, the financial results of the merchant alliance strategy appear both in transaction and processing service fee revenue and equity earnings in affiliates line items of the Consolidated Statements of Income, dependent upon whether the merchant alliance is consolidated or unconsolidated. As a result of this accounting treatment, the effect of a merchant moving from an unconsolidated alliance to a consolidated alliance would result in the reduction of processing revenue and equity earnings, which would be more than offset by a larger increase in acquiring revenue. The opposite would occur with a merchant moving from a consolidated to an unconsolidated alliance. Such movement of merchants may have a minimal impact on net income in an instance where the unconsolidated alliance is owned 50% by the Company and the consolidated alliance is owned 55% (i.e. only a 5% difference when considering minority interest expense). Although the net income impact in this instance may be minimal the revenue impact would be significant. The revenue impact would be further amplified by merchants that are mostly PIN-debit as there would be significant impact to debit network fee revenue and no impact to net income as these fees have no margin.

Check verification and guarantee services revenue

The decrease in check verification and guarantee services revenue in second quarter results from price compression and the general decline in the paper check verification and guarantee volumes. The decrease in revenue for the full six months results from the items discussed above partially offset by the inclusion of the former Concord Primary Payment Systems business for the full six months in 2005 compared to activity from the date of merger in February 2004. The continued decline in paper check guarantee and verification volumes is a direct result of the increased trend by consumers to utilize debit and credit cards at the point-of-sale (“POS”) as discussed above. The trend of increased utilization of debit and credit cards at the POS is expected to continue throughout 2005. During first quarter 2005 the Company completed its review of the TeleCheck business and concluded that it fits as a product that complements and supplements other products of the Merchant Services segment.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Product sales and other revenue

The increase in product sales and other revenues for the second quarter is attributable to an increase in sales and leasing of terminals. The increase in revenues for the full six months results from increased sales and leasing of terminals as well as the inclusion of Concord for the full six months in 2005 compared to activity from the date of merger in February 2004.

Operating profit

Merchant Services segment operating profit decreased slightly in the second quarter of 2005 compared to the second quarter of 2004 due to a portion of the expenses related to the integration of Concord and reorganization of the Company along with increased expenses associated with sales force expansion. These items were offset partially by growth in transaction and processing service fee revenue, equity earnings in affiliates and product sales and other revenue as described above as well as cost savings associated with restructuring and integration activities in 2004. The growth in operating profit for the first six months of 2005 compared to the first six months of 2004 resulted from the factors discussed above as well as the inclusion of the former Concord operations for the full six months of 2005 compared to activity from the date of merger in February 2004.

Card Issuing Services Segment Results

	Three Months Ended June 30,				Change
(in millions)	2005	% of Segment Revenue	2004	% of Segment Revenue	Amount		%
Revenues: (a)
Transaction and processing service fees	$407.4	68%	$438.9	73%	$(31.5)		(7)%
Professional services	12.1	2	15.4	3	(3.3)		(21)%
Product sales and other	18.5	3	—	—	18.5		NM
Reimbursable postage and other	154.2	26	138.1	23	16.1		12%
Other revenue	6.1	1	5.2	1	0.9		17%

	$598.3	100%	$597.6	100%	$0.7		—

Operating profit (a)	$118.7		$134.5		$(15.8)		(12)%
Operating margin (a)	20%		23%		(3	) pts
Key indicators:
North America issuer transactions (b)	1,994.1		1,900.4		93.7		5%

	Six Months Ended June 30,				Change
(in millions)	2005	% of Segment Revenue	2004	% of Segment Revenue	Amount		%
Revenues: (a)
Transaction and processing service fees	$828.6	69%	$826.7	72%	$1.9		—
Professional services	26.0	2	27.2	2	(1.2)		(4)%
Product sales and other	25.2	2	—	—	25.2		NM
Reimbursable postage and other	311.0	26	288.3	25	22.7		8%
Other revenue	10.7	1	13.4	1	(2.7)		(20)%

	$1,201.5	100%	$1,155.6	100%	$45.9		4%

Operating profit (a)	$227.5		$232.4		$(4.9)		(2)%
Operating margin (a)	19%		20%		(1	) pt
Key indicators:
Card accounts on file (end of period)
Domestic	419.5		385.6		33.9		9%
International	32.0		31.4		0.6		2%

Total	451.5		417.0		34.5		8%

North America issuer transactions (b)	3,833.6		3,064.7		768.9		25%

(a)	2004 amounts exclude the discontinued operations of the NYCE business.

(b)	North America issuer transactions include VISA and MasterCard signature debit, STAR ATM, STAR PIN-debit POS, and ATM and PIN-debit POS gateway transactions.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Summary

Card Issuing Services segment revenue was relatively flat in the second quarter of 2005 due to a combination of factors, including contract termination fees, the acquisition of First Data Hellas in July 2004, new business, growth in existing clients, account conversions and an increase in reimbursable postage and other revenues offset by account deconversions, pricing pressures and the loss of certain STAR clients. The segment experienced positive revenue growth in the first six months of 2005 driven by the addition of the former Concord businesses for the full six months in 2005 compared to activity from the date of merger in February 2004 as well as the items discussed above.

International revenues were approximately 19% and 20% of segment revenues for the three and six months ended June 30, 2005 and 17% and 18% for the comparable periods in 2004, respectively, while domestic operations comprised the remaining portion. Total Card Issuing Services revenues benefited from conversion rate movements in the British pound and Australian dollar by approximately $3 million and $7 million for the three and six months ended June 30, 2005 compared to $8 million and $20 million for the same periods 2004, respectively, while operating profit slightly benefited for the corresponding periods.

Transaction and processing service fee revenue

Credit, retail and debit based revenue account for 82% of the segment’s domestic transaction and processing revenue for both the three and six months ended June 30, 2005 compared to 86% and 85% for the same periods in 2004, respectively. The remaining domestic transaction and processing revenue includes printing and embossing services for clients that do not process accounts on the Company’s system, as well as other data processing services provided to non-card issuing customers. Results for 2005 were impacted negatively by deconversions, the largest of which were Bank One in the third and fourth quarters of 2004 and Fleet and HSBC in the first quarter of 2005, as well as the loss of certain STAR clients, including Wells Fargo, Wachovia and Bank One. Revenue for the remainder of 2005 will be impacted adversely by the deconversions noted above as well as the JPMorgan Chase credit accounts, which deconverted in July 2005. New business and account conversions will further shift the mix of cards towards retail accounts, as discussed below, and are expected to offset marginally the decline in revenue resulting from account deconversions.

Credit and retail based revenue

Revenue growth in the second quarter and first six months of 2005 was impacted adversely by account deconversions and pricing pressures partially offset by account conversions, as discussed above, as well as the impact of international acquisitions, new business, and growth from existing clients.

The shift from credit to retail and debit cards, as shown below, is expected to continue as the JPMorgan Chase accounts, which deconverted in July 2005, were credit accounts. The Company expects approximately 60% of accounts on file to be retail accounts by the end of 2005. Retail account portfolios typically have a lower proportionate share of active accounts than credit account portfolios and product usage is different between the card types resulting in lower revenue per account. In addition, contract pricing is dependent upon volume of accounts, transaction volume and product usage.

	June 30,
	2005	2004
Bankcard	24%	40%
Retail	54%	41%
Debit	22%	19%

The Company converted 43 million accounts during the first six months of 2005, most of which were retail. In June 2005 the Company announced the signing of a long-term processing agreement with Citibank that expands its relationship to include processing services for certain retail card portfolios. At June 30, 2005, the Company had approximately 110 million accounts in the pipeline, the majority of which are retail and are scheduled to convert in 2006. After taking into consideration the conversion of the pipeline and anticipated deconversions, accounts on file at the end of 2005 are expected to be approximately 430 million.

Debit based processing revenue

Debit based processing revenue is driven primarily by the North America issuer transactions noted above. Domestic debit based processing revenues represented approximately 37% and 36% of domestic transaction and processing revenue for the three and six months ended June 30, 2005 compared to 35% and 30% for the same periods in 2004, respectively. The

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

decrease in debit based processing revenue in the second quarter 2005 compared to 2004 resulted from the loss of Wells Fargo, Wachovia and Bank One, which were contemplated in the merger with Concord, and price compression offset partially by growth from existing clients. The increase in debit based processing revenue for the first six months of 2005 results from the items previously discussed as well as the inclusion of the former Concord operations for the full six months of 2005 compared to activity from the date of merger in February 2004. Price compression upon renewal of contracts and the change in client mix are anticipated to result in different growth rates in revenue and transactions. As noted above in the Merchant Services segment discussion, the Company continues to see a shift to the use of PIN-debit cards from credit, signature debit, checks and cash. These trends are expected to continue as PIN-debit transactions have been the fastest growing type of transaction.

Product sales and other revenue

The increase in product sales and other revenue resulted from contract termination fees.

Reimbursable postage and other revenue

The increase in reimbursable postage and other revenue is attributable to new business partially offset by account deconversions.

Operating profit

Card Issuing Services segment operating profit decreased in the second quarter of 2005 compared to 2004 due to account deconversions, pricing pressures and the loss of certain STAR clients partially offset by account conversions, the July 2004 acquisition of First Data Hellas, contract termination fees and internal growth. The decrease in operating profit for the first six months of 2005 resulted from the items discussed above offset by the inclusion of the former Concord businesses for the full six months in 2005 compared to activity from the date of merger in February 2004. Operating profit for the three and six months benefited from expense management, including cost savings associated with 2004 restructuring activities. Operating margins for the three and six months in 2005 declined compared to the same periods in 2004 as a result of the factors discussed above.

All Other and Corporate

	Three Months Ended June 30,
(in millions)	2005	2004	Percent Change
Revenues	$53.2	$63.2	(16)%
Operating loss	(33.4)	(24.6)	(36)%

	Six Months Ended June 30,
(in millions)	2005	2004	Percent Change
Revenues	$114.9	$127.8	(10)%
Operating loss	(49.1)	(42.7)	(15)%

Revenues

The decrease in revenues for the second quarter of 2005 compared to the second quarter of 2004 resulted from a decrease in royalty income. The decrease in revenues for the first six months of 2005 compared to 2004 is due to reduced pricing on a contract, which went in to effect on April 1, 2004.

Operating loss

Operating loss increased for the three and six months ended June 30, 2005 compared to the same periods in 2004 due to the items impacting revenue noted above.

Capital Resources and Liquidity

The Company’s sources of liquidity through the first six months of 2005 were cash generated from operating activities, the proceeds received from the sale of CheckFree Corporation common stock and former Concord investments and the proceeds from the issuance of long-term debt. The Company believes its current level of cash and short-term financing capabilities along with future cash flows from operations are sufficient to meet the needs of its existing businesses. The Company may from time to time seek longer-term financing, as it did when it issued $1.0 billion of five and ten year notes

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

during the second quarter of 2005, to support additional cash needs or to reduce short-term borrowings. The following discussion highlights the Company’s cash flow activities from continuing operations during the six months ended June 30, 2005 and 2004.

Cash and Cash Equivalents

Highly liquid investments (other than those included in settlement assets) with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates market value. At June 30, 2005 and December 31, 2004, the Company held $811.2 million and $895.4 million in cash and cash equivalents, respectively.

Excluded from cash and cash equivalents at June 30, 2005 and December 31, 2004 were cash of $847.1 million and $598.4 million, respectively. Such excluded amounts at June 30, 2005 and December 31, 2004 consist of $717.2 million and $455.3 million, respectively, of regulatory required investments in connection with the money transfer operations and client covenants associated with the official check business; $100.0 million of required investments in connection with the Company’s First Financial Bank for both periods; as well as $30.0 million and $43.1 million, respectively, of escrowed funds and other. The escrowed funds primarily relate to installment payments on acquisitions. Amounts excluded from cash and cash equivalents are included in “other assets” on the Consolidated Balance Sheets.

Cash held outside of the U.S. at June 30, 2005 and December 31, 2004 was $433.3 million and $268.1 million, respectively.

Cash Flows from Operating Activities from Continuing Operations

	Six Months Ended June 30,
Source/(use) (in millions)	2005	2004
Net income from continuing operations	$766.4	$943.8
Depreciation and amortization	390.3	356.7
Other non-cash items and charges, net	(52.3)	(218.0)
Increase (decrease) in cash, excluding the effects of
acquisitions and dispositions, resulting from changes in:
Accounts receivable	15.8	60.0
Other assets	48.5	76.3
Accounts payable and other liabilities	(176.9)	(126.0)
Income tax accounts	(74.6)	(100.5)

Net cash provided by operating activities from continuing operations	$917.2	$992.3

The increase in depreciation and amortization expense in 2005 is attributable to the February 2004 Concord acquisition and to a lesser extent increases in capitalized property, plant and equipment and capitalized payments to secure customer contracts partially offset by the disposition of GCA.

Other non-cash items and charges include restructuring, impairments, litigation and regulatory settlements, other, investment gains and losses and divestitures, as well as undistributed earnings in affiliates. The sale of the Company’s 67% interest in GCA in March 2004 resulted in net proceeds of $435.6 million as presented in investing activities and a pretax gain of $263.8 million is included in other non-cash items and charges, net.

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

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Cash Flows from Investing Activities from Continuing Operations

	Six Months Ended June 30,
Source/(use) (in millions)	2005	2004
Current year acquisitions, net of cash acquired	$(37.4)	$303.5
Payments related to other businesses previously acquired	(59.7)	(40.5)
Proceeds from dispositions, net of expenses paid	—	435.6
Additions to property and equipment, net	(114.0)	(86.5)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(80.3)	(80.6)
Proceeds from the sale of marketable securities	218.4	671.2
Dividend received from discontinued operations	—	25.5
Other investing activities	(289.0)	(296.3)

Net cash provided by (used in) investing activities from continuing operations	$(362.0)	$931.9

Current year acquisitions include the formation of a merchant alliance with International Card Services (“ICS”), a card issuer and acquirer in the Netherlands for $26.1 million. Additionally, there were $11.3 million related to purchases of merchant portfolios and other. In 2004, the Company acquired $546.0 million of cash in connection with the Concord merger which was partially offset by the purchase of Cashcard for $202 million, the buyout of the TASQ minority interest for $34.8 million and purchases of merchant portfolios.

During the six months ended June 30, 2005 and 2004, payments related to other businesses previously acquired related to contingent consideration.

The following table discloses amounts capitalized related to customer contracts, conversion costs, systems development and property and equipment:

	Six Months Ended June 30,
(in millions)	2005	2004
Customer contracts	$28.0	$12.7
Conversion costs	24.9	24.6
Systems development	27.4	43.3

Subtotal	80.3	80.6
Property and equipment	114.0	86.5

Total amount capitalized	$194.3	$167.1

Proceeds from the sale of marketable securities for the six months ended June 30, 2005, include $97.9 million in proceeds from the sale of CheckFree common stock, $83.3 million from the liquidation of Concord marketable securities acquired in the merger, and $37.2 million resulting from the maturity of other investments held by the Company’s First Financial Bank. The source of cash for the six months ended June 30, 2004, includes the $626.5 million liquidation of Concord marketable securities and $37.6 million in proceeds from the sale of CheckFree common stock.

The Company received $25.5 million for their proportionate share of the NYCE dividend paid during the six months ended June 30, 2004. The payment of the dividend had no impact from a consolidated perspective but does from a continuing operations perspective as the offset to this amount is included in the discontinued operations line of cash flows from investing activities.

The use of cash for other investing activities for the six months ended June 30, 2005 relates to the change in regulatory, restricted and escrow cash balances noted above in the Cash and Cash Equivalents discussion, the purchase of $37.1 million of investments related to the Company’s First Financial Bank, and other investing activity. The use of cash for other investing activities for the six months ended June 30, 2004, relates to changes in regulatory, restricted and escrow cash balances, the purchase of $41.4 million of investments related to the Company’s First Financial Bank, and other securities and the payment of $66.7 million of Concord related preacquisition costs.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Cash Flows from Financing Activities from Continuing Operations

	Six Months Ended June 30,
Source/(use) (in millions)	2005	2004
Short-term borrowings, net	$(151.8)	$275.0
Proceeds from issuance of long-term debt	995.6	—
Principal payments on long-term debt	(18.7)	(637.2)
Proceeds from issuance of common stock	117.6	246.0
Purchase of treasury shares	(1,519.3)	(1,895.2)
Cash dividends	(62.8)	(31.1)

Net cash (used in) financing activities from continuing operations	$(639.4)	$(2,042.5)

The Company’s financing activities include net proceeds and cash outlays related to the issuance and paydown of commercial paper, as well as other long-term debt and capital leases. The commercial paper balance was $512.9 million as of June 30, 2005 compared to $275.0 million as of June 30, 2004. The Company has a $1.5 billion commercial paper program that is supported by a $1.1 billion revolving credit facility (the “facility”), which expires on November 3, 2005.

On May 26, 2005, the Company issued $550 million of 4.50% senior notes due June 15, 2010 and $450 million of 4.95% senior notes due June 15, 2015. The Company received net proceeds of $547.9 million and $447.7 million from these issuances, respectively, which were used to repay outstanding commercial paper. In conjunction with the debt offering, the Company entered into one five year and two 10 year interest rate swaps with notional amounts totaling $550.0 million and $450.0 million, respectively, to receive interest at the coupon rate of the debt and to pay interest at a variable rate equal to LIBOR plus 0.2035% and 0.392%, respectively. The weighted-average interest rates on the five and 10 year notes on May 26, 2005 were 3.591% and 3.749%, respectively.

As part of the Concord merger, the Company assumed the outstanding Federal Home Loan Bank (“FHLB”) loan payable balance of $131.6 million which was paid in full in March 2004. As part of the acquisition of Cashcard, the Company assumed $53.9 million of debt, which was paid in full as of December 31, 2004.

The Company’s current interest coverage ratio is approximately 13.9 to 1. The Company expects to continue to comply with all of its debt covenants.

The Company called the $542 million 2% Senior Convertible Contingent Debt Securities due 2008 (“CODES”) on March 3, 2004. Bondholders had the option of taking cash or common stock of which $358.3 million was redeemed at face value for cash and 4.5 million shares were issued. The Company paid down the $100 million floating rate note upon its maturity during the first quarter of 2004.

Payments for capital leases were $18.7 million and $13.8 million for the six months ended June 30, 2005 and 2004, respectively.

Proceeds from the issuance of common stock result from stock option exercises and purchases under the Company’s employee stock purchase plan.

The following table presents stock repurchase programs authorized by the Board of Directors from May 2003 through February 2005, disclosing total shares purchased under each program during the periods presented and the associated cost (in millions):

	Six Months Ended June 30,
	2005		2004
	Shares	Cost	Shares	Cost
Share repurchase programs:
$1.145 billion, authorized May 2003	—	—	3.4	$145.9
$1.0 billion, authorized February 2004	—	—	23.3	1,000.2
$2.0 billion, authorized May 2004	—	—	7.9	345.3
$1.5 billion, authorized October 2004	22.3	$905.8	—	—
$2.0 billion, authorized February 2005	11.2	439.7	—	—

	33.5	$1,345.5	34.6	$1,491.4
Treasury stock purchases related to employee benefit plans	3.4	135.4	8.5	364.2

Total stock repurchases	36.9	$1,480.9	43.1	$1,855.6

At June 30, 2005, the Company had $1.6 billion remaining under board authorized stock repurchase programs. The difference between the cost of shares repurchased noted in the table above and the amount reflected in the Consolidated Statements of Cash Flows is due to timing of trade settlements.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

During the first six months of 2005, the Company paid $62.8 million in dividends compared to $31.1 million during the first six months of 2004. The increase is due to the Company increasing its quarterly dividend from $0.02 in 2004 to $0.06 for common stockholders of record as of April 1, 2005.

The Company has $61.9 million in outstanding letters of credit at June 30, 2005, of which nearly all expire in 2005, with a one-year renewal option. The letters of credit are held in connection with certain business combinations, lease arrangements, bankcard association agreements and agent settlement agreements. The Company expects to renew the letters of credit prior to expiration.

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

Off-Balance Sheet Arrangement

Other than facility and equipment leasing arrangements, the Company does not engage in off-balance sheet financing activities. Rent expense related to the synthetic operating leases was $1.3 million and $0.3 million for the three months ended June 30, 2005 and 2004, respectively, and $2.6 million and $0.8 million for the comparable six-month periods.

The Company has guaranteed the value realizable from the sale of a property at the end of the lease term. The Company is responsible for the difference between the assumed net sale proceeds for the facility and the total costs financed, which exceeds the guarantee value of approximately $50.5 million. At June 30, 2005, the Company had a $48.0 million liability assumed in the Concord purchase business combination related to the excess of the total cost financed and other carrying costs over the assumed net sale proceeds.

Contractual Obligations

There have been no material changes in the Company’s contractual obligation and commercial commitments from those reported at December 31, 2004 in the Company’s Annual Report on Form 10-K except mentioned below.

On May 26, 2005, the Company issued $550 million of 4.50% senior notes due June 15, 2010 and $450 million of 4.95% senior notes due June 15, 2015.

Critical Accounting Policies

The Company’s critical accounting policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2004 Annual Report on Form 10-K.

New Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” (“SFAS 123R”) which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. SFAS 123R requires all share-based payments to employees to be recognized in the income statement based on their grant date fair values over the corresponding service period and also requires an estimation of forfeitures when calculating compensation expense. SFAS 123R permits public companies to adopt its requirements using one of three methods: the “modified prospective” method, the “modified retrospective” method to January 1, or the “modified retrospective” method to all prior years for which SFAS 123 was effective. The Company has not

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

yet determined which adoption method it will utilize. Had the Company adopted SFAS 123, the impact on diluted EPS would have been $0.04 and $0.08 for the three and six months ended June 30, 2005, respectively. The impact on pro forma diluted EPS under SFAS 123 would have been $0.03 and $0.08 for the three and six months ended June 30, 2005, respectively, including the impact to compensation expense the Company will recognize upon adoption of 123R associated with awards that have terms that continue to vest after retirement. Adopting SFAS 123R in 2006 is expected to have a similar impact on diluted EPS.

On April 14, 2005, the Securities and Exchange Commission (the “Commission”) issued an announcement amending the compliance dates for SFAS 123R that addresses accounting for equity based compensation arrangements. Under SFAS 123R registrants would have been required to implement the standard as of the beginning of the first interim or annual period that began after June 15, 2005. The Commission’s new rule allows companies to implement SFAS 123R at the beginning of the next fiscal year beginning after June 15, 2005. The Company will adopt SFAS 123R in the first quarter 2006.

In July 2005 the FASB issued an Exposure Draft of a proposed interpretation “Accounting for Uncertain Tax Positions - an interpretation of FASB Statement No. 109.” The interpretation would require that an enterprise recognize in its financial statements, the best estimate of the impact of a tax position only if that position is probable of being sustained on audit based solely on the technical merits of the position. In evaluating whether the probable recognition threshold has been met, this proposed interpretation would require the presumption that the tax position will be evaluated during an audit by taxing authorities. The interpretation is expected to be effective beginning in the first fiscal year that ends after December 15, 2005. The Company is assessing the potential impact of adopting the interpretation in its current form.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the 2004 Annual Report on Form 10-K related to the Company’s exposure to market risk from interest rates or foreign currency.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to cause information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported with the time periods specified in SEC rules and forms. The Company has evaluated, under the supervision of its Chief Executive Officer and Chief Financial Officer, the effectiveness of disclosure controls and procedures as of June 30, 2005. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2005, to ensure that material information regarding the Company is made known to management, including the Chief Executive Officer and Chief Financial Officer, to allow the Company to meet its disclosure obligations.

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting identified in connection with the above evaluation that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of First Data Corporation

We have reviewed the consolidated balance sheet of First Data Corporation as of June 30, 2005, and the related consolidated statements of income for the three and six-month periods ended June 30, 2005 and 2004 and cash flows for the six-month periods ended June 30, 2005 and 2004. These financial statements are the responsibility of the Company’s management.

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

August 2, 2005

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. None of these matters, either individually or in the aggregate, currently is material to the Company except those matters reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “Annual Report”) and Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 (the “Quarterly Report”). There were no material developments in the litigation matters previously disclosed in the Annual Report and Quarterly Report except as discussed below.

In the Department of Justice Investigation, on May 6, 2005 New York, the last state with an open investigation, reported that it closed its investigation.

In the VISA U.S.A. Inc. Litigation matter, fact discovery has closed and summary judgment motions are due August 5, 2005.

In the Brennan v. Concord, et al. matter, on May 4, 2005 the Northern District Court of California denied the defendants’ motions to dismiss except for some claims on technical issues. Plaintiffs filed an amended complaint on May 25, 2005. The stay on discovery in this case expired on July 3, 2005. On July 13, 2005 the Court held a status conference in which it ruled that the Brennan Plaintiffs would file their motion for class certification in November 2005 with the Defendants responses due in February 2006. On July 21, 2005, Concord filed a motion for summary judgment seeking to foreclose claims arising after February 1, 2001 – the date that Concord acquired the STAR network.

In the In Re: Concord EFS, Inc. Securities Litigation, on July 22, 2005 the United States District Court for the Western District of Tennessee entered an order granting preliminary approval of a settlement which would provide $13.3 million to the plaintiffs of which approximately $13.0 million would be paid by Concord’s insurers with the balance by Concord. The Court set a hearing for October 21, 2005 where it will consider final approval after notice of the settlement has been provided to the class.

In the Merger Derivative Action, on April 19, 2005 the Court of Chancery of the State of Delaware for New Castle County approved the settlement requiring the Company to pay fees and expenses incurred by plaintiff’s counsel in the amount of $325,000 and entered a final order dismissing the action with prejudice as to the plaintiff and his counsel.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about the Company’s purchases of shares of the Company’s common stock during the second quarter ended June 30, 2005:

	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2005	4,508,500	$38.115	3,808,500	$1,719,413,840
May 1 – May 31, 2005	2,573,700	$37.892	2,143,700	$1,638,234,011
June 1 – June 30, 2005	2,390,000	$39.900	1,950,000	$1,560,428,198

Total	9,472,200	$38.505	7,902,200

(1)	The number of shares repurchased in open-market transactions through a repurchase program for the Company’s employee benefit plans was as follows:

Month	Shares
April 1 – 30, 2005	700,000
May 1 – 31, 2005	430,000
June 1 – 30, 2005	440,000

(2)	In February 2005 the Company’s Board of Directors authorized the repurchase of up to $2 billion shares of the Company’s common stock. As of June 30, 2005, the remaining authorization for stock repurchases was approximately $1.6 billion.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

A total of 704,304,852 of the Company’s shares of common stock were present or represented by proxy at the Company’s Annual Meeting of Stockholders held on May 11, 2005 (the “2005 Annual Meeting”). This represented more than 89% of the Company’s shares outstanding. Four management proposals were voted upon at the 2005 Annual Meeting and all were approved. One shareholder proposal to amend the Company’s Certificate of Incorporation was properly presented at the 2005 Annual Meeting and was not approved.

Proposal 1     Election of Directors.

The terms of office of four current directors, Alison Davis, James D. Robinson III, Bernard L. Schwartz and Arthur F. Weinbach, expired at the 2005 Annual Meeting and all were re-elected to a three-year term. The results of the voting were as follows:

	For	Withheld
Alison Davis	691,929,180	12,375,672
James D. Robinson III	656,234,788	48,070,064
Bernard L. Schwartz	657,757,822	46,547,030
Arthur F. Weinbach	691,215,579	13,089,273

Other directors whose terms continued after the meeting are Daniel P. Burnham, Charles T. Fote, Jack M. Greenberg, Courtney F. Jones, Richard P. Kiphart, Charles T. Russell and Joan E. Spero.

Proposal 2     Approval of an increase in the number of shares issuable under the Company’s Employee Stock Purchase Plan by 6,000,000 shares of the Company’s Common Stock.

The results of the voting were as follows:

For	Against	Abstain	Broker Non-Vote
587,564,471	24,847,517	5,665,830	86,227,034

Proposal 3     Approval of amendments to the Company’s Senior Executive Incentive Plan.

The results of the voting were as follows:

For	Against	Abstain	Broker Non-Vote
667,079,323	31,078,568	6,146,961	0

Proposal 4     Ratification of the selection of Ernst & Young LLP as independent auditors of the Company for 2005.

The results of the voting were as follows:

For	Against	Abstain	Broker Non-Vote
676,626,942	23,006,031	4,671,879	0

Shareholder Proposal on Director Liability.

The results of the voting were as follows:

For	Against	Abstain	Broker Non-Vote
82,034,614	526,956,641	9,086,563	86,227,034

ITEM 6.	EXHIBITS

10.1	Form of First Data Corporation 1993 Director’s Stock Option Plan, as amended.

10.2	Description of revision to Director compensation arrangement (incorporated by reference to Item 1.01 of the Registrant’s Current Report on Form 8-K filed on May 13, 2005).

10.3	First Data Corporation Senior Executive Incentive Plan, as amended (incorporated by reference to Exhibit B of the Company’s Definitive Proxy Statement dated March 28, 2005).

10.4	First Data Corporation Severance/Change in Control Policy, as adopted July 26, 2005 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 1, 2005).

10.5	First Data Corporation 2002 Long-Term Incentive Plan, as amended July 26, 2005 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on August 1, 2005).

12	Computation of Ratio of Earnings to Fixed Charges

15	Letter from Ernst & Young LLP Regarding Unaudited Interim Financial Information

31.1	Certification of President and Chief Executive Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

99	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST DATA CORPORATION (Registrant)

Date: August 3, 2005	By	/s/ Kimberly S. Patmore
Kimberly S. Patmore
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: August 3, 2005	By	/s/ Jeffrey R. Billat
Jeffrey R. Billat
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Form of First Data Corporation 1993 Director’s Stock Option Plan, as amended

10.2	Description of revision to Director compensation arrangement (incorporated by reference to Item 1.01 of the Registrant’s Current Report on Form 8-K filed on May 13, 2005)

10.3	First Data Corporation Senior Executive Incentive Plan, as amended (incorporated by reference to Exhibit B of the Company’s Definitive Proxy Statement dated March 28, 2005)

10.4	First Data Corporation Severance/Change in Control Policy, as adopted July 26, 2005 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 1, 2005)

10.5	First Data Corporation 2002 Long-Term Incentive Plan, as amended July 26, 2005 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on August 1, 2005)

12	Computation of Ratio of Earnings to Fixed Charges

15	Letter from Ernst & Young LLP Regarding Unaudited Interim Financial Information

31.1	Certification of President and Chief Executive Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

99	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements