Form 10-Q
period 2005-09-30
FIRST DATA CORP
filed 2005-11-09
CIK 883980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of each class	Number of Shares Outstanding (excluding treasury shares) at October 31, 2005
(Common stock, $.01 par value)	764,056,239

FIRST DATA CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Transaction and processing service fees:
Payment Services	$1,091.7	$950.1	$3,107.9	$2,708.1
Merchant Services*	779.5	717.1	2,222.8	2,026.4
Check verification and guarantee services	94.0	103.6	280.3	304.2
Card Issuing Services	387.4	440.3	1,193.4	1,248.3
All Other	26.6	28.9	90.1	97.5
Investment income, net	(13.9)	8.9	(41.2)	105.8
Professional services	22.1	21.8	65.9	70.4
Software licensing and maintenance	15.2	13.5	43.4	45.5
Product sales and other	128.4	106.2	341.3	278.4
Reimbursable postage and other	148.2	145.5	466.7	438.8

	2,679.2	2,535.9	7,770.6	7,323.4

Expenses:
Cost of services	1,430.0	1,299.9	4,185.3	3,767.7
Cost of products sold	74.5	54.2	192.7	158.7
Selling, general and administrative	403.0	384.1	1,201.6	1,160.2
Reimbursable postage and other	148.2	145.5	466.7	438.8
Other operating expenses:
Restructuring, net	4.1	14.1	14.3	50.9
Impairments	27.6	0.5	26.8	7.4
Litigation and regulatory settlements	(1.5)	17.0	(1.4)	32.4
Other	(1.5)	—	9.9	25.0

	2,084.4	1,915.3	6,095.9	5,641.1

Operating profit	594.8	620.6	1,674.7	1,682.3

Other income (expense):
Interest income	5.6	8.1	15.1	19.3
Interest expense	(59.9)	(34.0)	(163.0)	(96.1)
Investment gains and (losses)	1.0	11.8	23.2	9.6
Divestitures, net	9.3	—	15.8	265.1

	(44.0)	(14.1)	(108.9)	197.9

Income before income taxes, minority interest, equity earnings in affiliates and discontinued operations	550.8	606.5	1,565.8	1,880.2

Income taxes	148.7	168.8	422.7	514.3
Minority interest	(40.0)	(25.0)	(107.8)	(81.7)
Equity earnings in affiliates	59.4	46.2	152.6	118.5

Income from continuing operations	421.5	458.9	1,187.9	1,402.7
Income from discontinued operations, net of taxes of $0, $11.7, $0 and $21.3, respectively	—	1.7	—	7.4

Net income	$421.5	$460.6	$1,187.9	$1,410.1

Earnings per share from continuing operations:
Basic	$0.55	$0.54	$1.53	$1.69
Diluted	$0.54	$0.54	$1.51	$1.66
Earnings per share:
Basic	$0.55	$0.55	$1.53	$1.70
Diluted	$0.54	$0.54	$1.51	$1.67
Weighted-average shares outstanding:
Basic	769.2	844.6	778.9	830.5
Diluted	778.7	857.7	788.3	844.8

*	Includes processing fees, administrative service fees and other fees charged to merchant alliances accounted for under the equity method of $53.9 million and $161.4 million for the three and nine months ended September 30, 2005, and $51.0 million and $150.7 million for the comparable periods in 2004, respectively.

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,037.3	$895.4
Settlement assets	16,495.0	15,697.3
Accounts receivable, net of allowance for doubtful accounts of $47.2 (2005) and $48.0 (2004)	1,786.3	1,804.4
Property and equipment, net of accumulated depreciation of $1,863.8 (2005) and $1,782.0 (2004)	831.0	854.8
Goodwill	8,433.8	8,470.1
Other intangibles, net of accumulated amortization of $1,762.9 (2005) and $1,525.1 (2004)	2,767.8	2,897.4
Investment in affiliates	792.6	800.7
Other assets	788.6	1,298.7

Total Assets	$32,932.4	$32,718.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Settlement obligations	$16,539.6	$15,590.9
Accounts payable and other liabilities	3,236.5	3,635.5
Borrowings	4,954.8	4,606.3

Total Liabilities	24,730.9	23,832.7

Commitments and contingencies (see Note 8)
Stockholders’ Equity:
Common stock, $0.01 par value; authorized 2,000.0 shares, issued 1,067.7 shares (2005) and (2004)	10.7	10.7
Additional paid-in capital	9,524.8	9,506.1

Paid-in capital	9,535.5	9,516.8
Retained earnings	9,056.8	8,136.1
Accumulated other comprehensive loss	(251.2)	(176.8)
Less treasury stock at cost, 302.2 shares (2005) and 263.7 shares (2004)	(10,139.6)	(8,590.0)

Total Stockholders’ Equity	8,201.5	8,886.1

Total Liabilities and Stockholders’ Equity	$32,932.4	$32,718.8

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash and cash equivalents at beginning of period attributable to continuing operations	$895.4	$839.8
Cash and cash equivalents at beginning of period attributable to discontinued operations	—	67.8

CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations	1,187.9	1,402.7
Net income from discontinued operations	—	7.4
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	578.5	546.0
Non-cash portion of charges (gains) related to restructuring, impairments, litigation and regulatory settlements, other, investment (gains) and losses and divestitures, net	10.6	(159.0)
Other non-cash items, net	(4.2)	(30.2)
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable	21.9	16.1
Other assets	69.6	50.2
Accounts payable and other liabilities	(185.3)	(99.4)
Income tax accounts	33.9	16.3

Net cash provided by operating activities from continuing operations	1,712.9	1,742.7
Net cash provided by operating activities from discontinued operations	—	10.9

Net cash provided by operating activities	1,712.9	1,753.6
CASH FLOWS FROM INVESTING ACTIVITIES
Current year acquisitions, net of cash acquired	(254.7)	(31.7)
Payments related to other businesses previously acquired	(60.1)	(40.2)
Proceeds from dispositions, net of expenses paid	9.9	826.1
Additions to property and equipment, net	(145.0)	(126.9)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(122.9)	(137.2)
Proceeds from the sale of marketable securities	223.6	701.3
Dividend received from discontinued operations	—	25.5
Other investing activities	240.8	(327.9)

Net cash provided by (used in) investing activities from continuing operations	(108.4)	889.0
Net cash (used in) investing activities from discontinued operations	—	(78.5)

Net cash provided by (used in) investing activities	(108.4)	810.5
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	(385.8)	—
Proceeds from issuance of long-term debt	995.6	995.5
Principal payments on long-term debt	(228.8)	(646.9)
Proceeds from issuance of common stock	218.8	440.5
Purchase of treasury shares	(1,953.3)	(3,415.7)
Cash dividends	(109.1)	(49.1)

Net cash (used in) financing activities from continuing operations	(1,462.6)	(2,675.7)
Net cash (used in) financing activities from discontinued operations	—	(0.2)

Net cash (used in) financing activities	(1,462.6)	(2,675.9)

Change in cash and cash equivalents – continuing operations	141.9	(44.0)
Change in cash and cash equivalents – discontinued operations	—	(67.8)

Cash and cash equivalents at end of period attributable to continuing operations	$1,037.3	$795.8

Cash and cash equivalents at end of period attributable to discontinued operations	$—	$—

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

The accompanying Consolidated Financial Statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial position of the Company at September 30, 2005, the consolidated results of its operations for the three and nine months ended September 30, 2005 and 2004 and its cash flows for the nine months ended September 30, 2005 and 2004. Results of operations reported for interim periods are not necessarily indicative of results for the entire year due in part to the seasonality of certain business units.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results could differ from these estimates.

Presentation

The Company’s Consolidated Balance Sheet presentation is unclassified due to the short–term nature of its settlement obligations contrasted with the Company’s ability to invest cash awaiting settlement in long–term investment securities.

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

Revenue Recognition

FDC recognizes revenues from its information processing services as such services are performed. Revenue is recorded net of certain costs not controlled by the Company such as credit and offline debit interchange fees and assessments charged by credit card associations which totaled $1,490.3 million and $1,288.1 million for the three months ended September 30, 2005 and 2004, respectively, and $4,198.1 million and $3,559.6 million for the comparable nine-month periods. Network fees related to acquired PIN-debit transactions are recognized in revenues and cost of services. The network fees totaled $170.9 million and $139.0 million for the three months ended September 30, 2005 and 2004, respectively, and $481.9 million and $348.5 million for the comparable nine-month periods.

Earnings Per Common Share

Earnings per common share amounts are computed by dividing net income by the weighted-average common and common equivalent shares (when dilutive) outstanding during the period. Amounts utilized in per share computations are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Weighted-average shares outstanding:
Basic weighted-average shares	769.2	844.6	778.9	830.5
Common stock equivalents	9.5	13.1	9.4	14.3

	778.7	857.7	788.3	844.8

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Diluted earnings per common share are calculated using weighted-average shares outstanding, adjusted for the dilutive effect of shares issuable upon the assumed conversion of the Company’s common stock equivalents, which consist of outstanding stock options and warrants.

The diluted earnings per share calculation excludes stock options and warrants that are convertible into 12.8 million and 24.2 million common shares for the three and nine-month periods ended September 30, 2005, respectively, and 5.9 million and 5.5 million for the three and nine-month periods ended September 30, 2004, respectively. The exclusion occurs because the exercise price of these instruments was greater than the average market price of the Company’s common stock during the period and their inclusion would have been anti-dilutive.

In February 2005, the Company increased its quarterly dividend for common stockholders of record as of April 1, 2005 to $0.06 per common share from $0.02 per common share.

Supplemental Cash Flow Information

Significant non-cash transactions during the first nine months of 2005 included the Company awarding 460,000 shares of restricted stock to executive officers. In September 2005, 85,000 shares related to this issuance were cancelled and the associated expense reversed.

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

Note 2: Acquisitions

2005 Acquisitions

In June 2005, the Company formed a merchant alliance with International Card Services (“ICS”), a card issuer and acquirer in the Netherlands by purchasing 51% of their merchant acquiring business. The Company owns 51% of the alliance, has management control and consolidates the alliance as part of the Merchant Services segment.

In July 2005, the Company acquired 100% of EuroProcessing International (“EPI”), a provider of debit and credit card issuing and acquiring processing in nine Central and Eastern European countries. The transaction expands the Company’s issuing and acquiring capabilities in Europe. The purchase price was approximately $123 million, net of cash acquired of $8 million. The preliminary purchase price allocation resulted in identifiable intangible assets of $29.2 million, which are being amortized over three to 10 years and goodwill of $82.2 million.

The Company entered into a merchant services alliance with BankWest in Australia in August 2005 by acquiring certain BankWest assets. The alliance provides the full range of acquiring services for BankWest merchants and their acceptance of debit cards, credit cards and other forms of electronic payments.

The Company entered into a merchant services alliance with Citibank at the end of the third quarter 2005 by acquiring CitiCorp Payment Services, Inc. CitiCorp Payment Services, Inc. is a provider of credit and debit card payment processing services to approximately 15,000 merchant locations.

During the first nine months of 2005, the Company formed the BankWest and CitiCorp alliances noted above and acquired five merchant portfolios for a total of approximately $97 million.

The aggregate cash paid during the nine months ended September 30, 2005, net of cash received of $8.0 million, for the merchant alliances and other acquisitions was approximately $254.7 million. The aggregate preliminary purchase price allocation for these acquisitions resulted in $143.3 million in identifiable intangible assets, which are being amortized over three to 10 years, except tradenames of $13.0 million that are being amortized over 10 to 15 years, and goodwill of $95.6 million.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The pro forma impact of all 2005 acquisitions on net income was not material.

The Company acquired 100% of Vigo Remittance Corp., a provider of consumer-to-consumer money transfer services to various countries, in October 2005. The acquisition expands the Company’s money transfer business with its more than 4,000 send locations in the United States and payment locations primarily in the Latin American and Caribbean regions.

The Company acquired 100% of Austrian Payment Systems Services GmbH (“APSS”), Austria’s leading processor of cashless, card-based payment transactions, in November 2005. APSS provides debit and credit card issuing and acquiring processing, as well as card network operations and terminals and ATM processing.

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

In October 2005, the Company announced that it signed an agreement to acquire an approximately 80% interest in Korea Mobile Payment Services (“KMPS”). KMPS provides financial payment services, including value-added network services, and terminal interface services to local merchants with focus on small and medium size customers. The acquisition is expected to close by the end of 2005.

In November 2005, the Company announced it will sign a five-year extension of the PNC Merchant Services alliance agreement and the Company’s sale of 20% of the merchant alliance to The PNC Financial Services Group, its partner in the alliance. The Company will own 40% of the alliance upon the closing of the transaction and will account for the investment under the equity method of accounting. The sale and finalization of the agreement is expected to be completed by the end of 2005.

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

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Concord Merger-related Restructuring Charges

The following table summarizes the Company’s utilization of Concord-related accruals for the nine months ended September 30, 2005 (in millions):

	Employee Severance	Facility Closure
Remaining accrual as of January 1, 2005	$10.9	$47.0
Additional charges (releases) recorded in purchase accounting	(1.1)	12.2
Additional expense provision	0.5	0.1
Cash payments	(6.7)	(12.4)

Remaining accrual as of September 30, 2005	$3.6	$46.9

Unaudited Pro Forma Condensed Combined Consolidated Statement of Income

The following Unaudited Pro Forma Condensed Combined Consolidated Statement of Income reflects the consolidated results of operations of the Company as if the acquisitions of Concord, Cashcard Australia Ltd. (“Cashcard”), acquired in April 2004, and First Data Hellas, acquired in July 2004, had occurred on January 1, 2004. The historical financial information has been adjusted to give effect to events that are (1) directly attributed to the merger, (2) factually supportable, and (3) with respect to the income statement, expected to have a continuing impact on the combined results. Such items include additional amortization expense associated with the valuations of intangible assets. NYCE’s results of operations are treated as income from discontinued operations, net of tax, and are excluded from the Unaudited Pro Forma Condensed Combined Consolidated Statement of Income.

Unaudited Pro Forma Condensed Combined Consolidated

Statement of Income

(in millions, except per share data)

Nine Months Ended September 30, 2004
REVENUES
Transaction and processing service fees	$6,617.0
Other non-transaction based revenue	222.3
Product sales and other	292.0
Reimbursable postage and other	443.8

7,575.1

EXPENSES
Cost of services	3,911.7
Cost of products sold	166.1
Selling, general and administrative	1,191.1
Reimbursable postage and other	443.8
Other operating expenses	115.7

5,828.4

Operating profit	1,746.7

Other income (expense)	301.8
Interest expense	(97.7)

Income before income taxes, minority interest and equity earnings in affiliates	1,950.8

Income taxes	532.6
Minority interest	(81.9)
Equity earning in affiliates	118.5

Net income from continuing operations	$1,454.8

Earnings per share:
Basic earnings per share from continuing operations	$1.68
Diluted earnings per share from continuing operations	$1.65
Weighted average shares outstanding:
Basic	865.2
Diluted	880.5

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 3: Restructuring, Impairments, Litigation and Regulatory Settlements, Other, Investment Gains and Losses and Divestitures

2005 Activities

The Company recorded restructuring charges, impairment charges, litigation and regulatory settlements, other, investment gains and losses and divestiture related gains, net during the three and nine months ended September 30, 2005. A summary of pretax benefits (charges), incurred by segment, is as follows:

	Pretax Benefit (Charge)
(in millions) Three months ended September 30, 2005	Payment Services	Merchant Services	Card Issuing Services	All Other and Corporate	Totals
Restructuring charges	—	—	$(2.2)	$(3.2)	$(5.4)
Restructuring accrual reversals	—	—	1.1	0.2	1.3
Impairments	—	—	—	(27.6)	(27.6)
Litigation and regulatory settlements	$1.5	—	—	—	1.5
Other	—	$0.1	1.4	—	1.5
Investment gains and (losses)	—	—	—	1.0	1.0
Divestiture gain	—	—	0.8	8.3	9.1
Divestiture accrual reversals	—	—	—	0.2	0.2

Total pretax benefit (charge), net of reversals	$1.5	$0.1	$1.1	$(21.1)	$(18.4)

	Pretax Benefit (Charge)
(in millions) Nine months ended September 30, 2005	Payment Services	Merchant Services	Card Issuing Services	All Other and Corporate	Totals
Restructuring charges	$(0.3)	—	$(13.6)	$(3.2)	$(17.1)
Restructuring accrual reversals	—	$1.3	1.2	0.3	2.8
Impairments	—	(0.2)	—	(26.6)	(26.8)
Litigation and regulatory settlements	1.4	—	—	—	1.4
Other	—	(0.9)	(9.0)	—	(9.9)
Investment gains and (losses)	—	—	0.1	23.1	23.2
Divestiture gain	—	—	0.8	10.8	11.6
Divestiture accrual reversals	1.7	2.0	—	0.5	4.2

Total pretax benefit (charge), net of reversals	$2.8	$2.2	$(20.5)	$4.9	$(10.6)

Restructuring charges

The restructuring charges were comprised of severance totaling $2.9 million and facility closures totaling $2.5 million for the three months ended September 30, 2005, and $13.8 million and $3.3 million for the nine months ended September 30, 2005, respectively. Severance charges resulted from the termination of approximately 45 and 325 employees across the organization for the three and nine months ended September 30, 2005, respectively, representing all levels of employees and approximately 1% of the Company’s workforce for the nine months ended September 30, 2005. The following describes the nature and timing of the restructuring plans by segment:

Payment Services

•	Charges related to severance costs associated with consolidating certain call center and accounting functions to other locations. This restructuring was completed in the second quarter of 2005.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Card Issuing Services

•	Severance charges were incurred to adjust the cost structure to better align with the reduced revenue resulting from the deconversion of the JPMorgan Chase credit accounts in July 2005. The Company will continue to assess its cost structure in the near term to address the impact of changes in the mix of credit, retail and debit accounts and related activities.

•	Charges also were incurred related to the closure of a facility in the United Kingdom. The associated severance charges were recorded in December 2004 with the facility being vacated during the second quarter of 2005.

•	Lease termination charges were incurred related to exiting a facility in Florida related to consolidating FDC operations into a former Concord facility. The facility was vacated during the third quarter of 2005.

All Other and Corporate

•	Severance charges resulted from the Company significantly reducing the scale of its mobile payments business as a result of the only client of First Data Mobile Payments Limited ceasing operations. This action was completed in the third quarter of 2005.

Reversal of restructuring accruals

The Company reversed $2.8 million of prior period restructuring accruals during the nine months ended September 30, 2005. Reversals related to changes in estimates regarding severance and facility costs from restructuring activities that occurred in 1998 and 2000 through 2005.

The following table summarizes the Company’s utilization of restructuring accruals for the nine months ended September 30, 2005 (in millions):

	Employee Severance	Facility Closure
Remaining accrual at January 1, 2005	$23.7	$2.5
Expense provision	13.8	3.3
Cash payments and other	(23.5)	(2.5)
Changes in estimates	(2.1)	(0.3)

Remaining accrual at September 30, 2005	$11.9	$3.0

Impairments

In June 2005, Simpay Limited, the only client of First Data Mobile Payments, announced and executed a plan to cease operations. As a result, the Simpay product solutions supporting interoperable mobile payments will not be launched as planned. Based on these developments and the completion of a strategic review in August 2005 the Company significantly reduced the scale of its operations. These actions and the reduced business outlook led the Company to record asset impairment charges of approximately $27.6 million in the third quarter related to goodwill and other assets in All Other and Corporate.

In addition to the impairment noted above, during the nine-month period a gain was recognized resulting from the subsequent sale of assets previously impaired in All Other and Corporate partially offset by a software impairment in the Merchant Services segment.

Litigation and regulatory settlements

During the nine months ended September 30, 2005, the Company reversed two unutilized reserves established in 1999 and 2000 upon satisfaction of all settlement obligations for lawsuits in the Payment Services segment of $2.9 million ($1.5 million in the third quarter) which was partially offset by a regulatory settlement charge of $1.5 million also in the Payment Services segment.

Other

Other charges relate to the reimbursement to certain clients for the misallocation of certain pass-through billings in the nine months ended September 30, 2005, the majority of which related to 2004. Approximately $1.5 million of this charge was reversed in the third quarter. The misallocations have no impact on prior period expenses.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Investment gains and losses, net

During the first nine months of 2005, the Company recognized a gain of $21.4 million on the sale of CheckFree Corporation common stock, net of charges to exit the related hedging instruments, as well as gains on the sales of other strategic investments. These gains were partially offset by other than temporary impairments of other investments.

Divestitures, net

In the third quarter, the Company recognized a pretax gain of $8.3 million upon the divestiture of its remaining interest in International Banking Technologies. During the nine months ended September 30, 2005, the Company recognized a gain on the sale of a small business and reversed $4.2 million of divestiture accruals due to the expiration of certain contingencies.

2004 Activities

The Company recorded restructuring charges, impairment charges, litigation and regulatory settlements, investment gains and losses, divestiture related gains and other, net during the three and nine months ended September 30, 2004. A summary of pretax benefits (charges), incurred by segment, is as follows:

	Pretax Benefit (Charge)
(in millions) Three months ended September 30, 2004	Payment Services	Merchant Services	Card Issuing Services	All Other and Corporate	Totals
Restructuring charges	$(0.1)	$(0.8)	$(13.3)	$(0.2)	$(14.4)
Restructuring accrual reversals	—	—	0.2	0.1	0.3
Impairments	(0.4)	(0.1)	—	—	(0.5)
Litigation and regulatory settlements	—	(17.0)	—	—	(17.0)
Investment gains and (losses)	—	0.1	—	11.7	11.8

Total pretax benefit (charge), net of reversals	$(0.5)	$(17.8)	$(13.1)	$11.6	$(19.8)

	Pretax Benefit (Charge)
(in millions) Nine months ended September 30, 2004	Payment Services	Merchant Services	Card Issuing Services	All Other and Corporate	Totals
Restructuring charges	$(3.0)	$(4.9)	$(20.7)	$(24.0)	$(52.6)
Restructuring accrual reversals	0.4	0.1	1.1	0.1	1.7
Impairments	(0.8)	(1.1)	—	(5.5)	(7.4)
Litigation and regulatory settlements	—	(32.4)	—	—	(32.4)
Other	—	(25.0)	—	—	(25.0)
Investment gains and (losses)	—	(1.1)	1.4	9.3	9.6
Divestiture gain	—	263.8	—	—	263.8
Divestiture accrual reversals	—	—	—	1.3	1.3

Total pretax benefit (charge), net of reversals	$(3.4)	$199.4	$(18.2)	$(18.8)	$159.0

Restructuring charges

The restructuring charges were comprised of $14.3 million related to severance and $0.1 million related to facility closures for the three months ended September 30, 2004 and $45.9 million and $6.7 million for the nine months ended September 30, 2004, respectively. Severance charges resulted from the termination of approximately 230 and 715 employees across the organization for the three and nine months ended September 30, 2004, respectively, representing all levels of employees and approximately 1% and 2%, respectively, of the Company’s workforce. The following describes the nature and timing of the restructuring plans by segment:

Payment Services

•	Charges related to severance costs associated with the consolidation of various international functions into Dublin, Ireland. The restructuring plan was completed in the first quarter of 2004.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

•	Charges were also incurred related to the lease termination of a facility due to the operations being combined with another FDC facility. This plan was completed in the second quarter of 2004.

Merchant Services

•	Severance charges resulted from the closure of certain FDC operations and locations, including a Cardservices International, Inc. (“CSI”) call center, a TeleCheck Services Inc. data center, a PayPoint Electronic Payment Systems (“PayPoint”) debit processing center and elimination of certain positions as a result of the Company’s reorganization done in conjunction with the Concord integration. All of the above noted restructuring plans were completed in 2004.

•	Severance charges also were incurred related to the continued integration of international support functions between the Merchant Services and Card Issuing Services segments that began in 2003. This restructuring plan was completed in the first quarter of 2004.

•	In connection with the dissolution of a joint venture, the Company paid for the severance of joint venture employees.

Card Issuing Services

•	Severance charges resulted from the integration of international support functions with Merchant Services as noted above. This plan was completed in the first quarter of 2004.

•	Charges were incurred related to the lease buyout of a facility in the United Kingdom after it was determined that the facility could not fulfill the Company’s needs. This plan was completed in the first quarter of 2004.

•	Charges were recognized related to the integration of international operations, including the Cashcard Australia Limited (“Cashcard”) acquisition and the associated effort to create operational efficiencies, which were completed in the third quarter of 2004.

•	Severance charges were recognized as part of the ongoing initiative to streamline operations both domestically and internationally. These plans were completed in the fourth quarter of 2004.

All Other and Corporate

•	Charges related to severance resulting from the consolidation of certain existing FDC administrative operations with Concord were recorded. This plan was completed in the first quarter of 2004. A restructuring of the purchasing and human resources departments was completed during the first three quarters of 2004.

•	There were a number of restructuring actions within eONE Global L.P. (“eONE”). eONE severance charges were a result of eONE’s decision to slow the rate of investment in certain product offerings due to market immaturity, controlling costs, the sale of an eONE business and reductions of the overall management structure at eONE. Part of these severance charges included the elimination of several senior management positions. A charge of $10.9 million related to certain of these senior managers also was incurred due to their right upon termination under certain circumstances to sell shares purchased at the time of eONE’s formation to eONE at the original purchase price. Certain of the restructuring plans were completed in the second quarter of 2004 with the remaining completed in the third quarter of 2004.

•	Charges also were incurred in the second quarter of 2004 related to a Corporate facility lease in Georgia as it was determined that the current facility could no longer fulfill the Company’s needs. The restructuring plan was completed in the second quarter of 2004.

Reversal of restructuring accruals

The Company reversed $1.7 million of prior period restructuring accruals. Reversals related to changes in estimates regarding severance costs and lease terminations from restructuring activities in 2003, 2001 and 2000.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Impairments

•	The Payment Services and Merchant Services segments’ charges related to the write-down of leasehold improvements associated with certain domestic restructuring activities and an impairment of software that is no longer being fully utilized due to system decisions influenced by the integration of Concord.

•	The All Other and Corporate charges include the write-down of fixed assets and goodwill associated with facility closures which were part of the restructuring actions noted above and an impairment of First Data Mobile Payments Limited software due to diminished demand for a product offering in the first quarter of 2004.

Litigation and regulatory settlements

The Company recognized charges of $17.0 million and $32.4 million for the three and nine months ended September 30, 2004, respectively, related to a lawsuit associated with a consolidated merchant alliance in the Merchant Services segment. Minority interest benefits of $8.1 million and $15.4 million related to these charges were recognized in the minority interest line in the Consolidated Statements of Income for the three and nine months ended September 30, 2004, respectively.

Other

The Company recognized a $25.0 million pretax charge related to adjustments for TeleCheck accounting entries that originated primarily during 2002 and 2003.

Investment gains and losses, net

The Company recognized a net investment gain in the third quarter of 2004 resulting from the sale of a minority investment in VIPS Healthcare Information Systems (“VIPS”) having sold the majority interest in 1998. The sale of its remaining minority interest in VIPS was made pursuant to the 1998 sale agreement which required First Data to sell its retained interest upon the occurrence of specified events. Partially offsetting this gain were the write down of investments related to e-commerce businesses, the dissolution of a joint venture and the sale of investments.

Divestitures, net

In March 2004 the Company sold its 67% interest in GCA Holdings, LLC, the parent holding company of Global Cash Access LLC (“GCA”), which resulted in net proceeds of $435.6 million and a pretax gain of $263.8 million. The Company also reversed divestiture accruals of $1.3 million due to the expiration of certain exposures.

Note 4: Investments in Affiliates

Operating results include the Company’s proportionate share of income from affiliates which consist of unconsolidated investments and joint ventures accounted for under the equity method of accounting. The most significant of these affiliates are related to the Company’s merchant bank alliance program.

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

At September 30, 2005, there were 14 affiliates accounted for under the equity method of accounting comprised of five merchant alliances and nine strategic investments in companies in related markets, including Western Union agents.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

A summary of financial information for the merchant alliances and other affiliates accounted for under the equity method of accounting is as follows:

(in millions)	September 30, 2005	December 31, 2004
Total assets	$4,693.8	$4,355.3
Total liabilities	3,523.5	3,160.3

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2005	2004	2005	2004
Net operating revenues	$488.0	$412.4	$1,382.1	$1,148.5
Operating expenses	343.5	284.2	977.7	801.7

Operating income	144.5	128.2	404.4	346.8

Net income	127.9	107.5	352.9	287.7

FDC share of net income	67.9	53.7	178.0	140.9
Amortization expense	8.5	7.5	25.4	22.4

FDC equity earnings	$59.4	$46.2	$152.6	$118.5

The primary components of assets and liabilities are settlement-related accounts as described in Note 5 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The formation of a merchant joint venture alliance accounted for under the equity method of accounting generally involves the Company and a financial institution each contributing merchant contracts to the alliance and a cash payment from one owner to the other to achieve the desired ownership percentages. The asset amounts reflected above are owned by the alliances and other equity method investees and do not include any of such payments made by the Company. The amount by which the total of the Company’s investments in its joint ventures exceeded its proportionate share of the joint ventures’ net assets totaled $542.5 million and $534.9 million at September 30, 2005 and December 31, 2004, respectively.

Note 5: Borrowings

At September 30, 2005, the Company had a $1.5 billion commercial paper program that was supported by a $1.1 billion revolving credit facility which was to expire on November 3, 2005. As of September 30, 2005, the Company had $209.9 million in commercial paper borrowings outstanding under the program. In October 2005, the Company terminated its $1.1 billion revolving credit facility and entered into a new $1.5 billion revolving credit facility to support its commercial paper program which expires on October 24, 2010.

On May 26, 2005, the Company issued $550 million of 4.50% senior notes due June 15, 2010 and $450 million of 4.95% senior notes due June 15, 2015. The Company received net proceeds of $547.9 million and $447.7 million from these issuances, respectively, which were used to repay outstanding commercial paper. In conjunction with the debt offering, the Company entered into one five year and two 10 year interest rate swaps with notional amounts totaling $550.0 million and $450.0 million, respectively, to receive interest at the coupon rate of the debt and to pay interest at a variable rate equal to LIBOR plus 0.2035% and 0.392%, respectively. The weighted-average interest rate on the five and 10 year notes on May 26, 2005 was 3.591% and 3.749%, respectively.

In July 2005, the Company’s $200.0 million 6.75% medium-term note reached maturity and the Company repaid the principle balance.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 6: Comprehensive Income

The components of comprehensive income are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$421.5	$460.6	$1,187.9	$1,410.1
Currency translation adjustment	(22.9)	5.5	(79.7)	10.2
Unrealized gain (loss) on hedging activities	95.0	(98.9)	120.5	17.1
Unrealized gain (loss) on securities (a)	(55.5)	119.5	(115.2)	(116.2)

Total comprehensive income	$438.1	$486.7	$1,113.5	$1,321.2

(a)	The reclassification adjustment for realized gains and losses impacted the “investment income, net” and “investment gains and losses” components of revenue, other income (expense) and net income. The net income impact of these adjustments was zero for the three months and a net gain of $12.4 million for the nine months ended September 30, 2005 compared to net gains of $18.7 million and $77.1 million for the comparable periods in 2004. Included in the net gains realized in 2004 are gains related to the sale of certain portfolio investments of $11.3 million and $71.1 million, net of tax, for the three and nine months ended September 30, 2004, respectively.

Note 7: Segment Information

For a detailed discussion of the Company’s principles regarding its operating segments refer to Note 16 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The following table presents the Company’s operating segment results for the three and nine months ended September 30, 2005 and 2004:

Three months ended September 30, 2005	Payment Services	Merchant Services	Card Issuing Services	All Other and Corporate	Totals
(in millions)
Revenues:
Transaction and processing service fees	$1,095.0	$779.7	$399.5	$31.9	$2,306.1
Check verification and guarantee services	—	94.0	—	—	94.0
Investment income, net	35.9	12.1	—	—	48.0
Professional services	—	5.4	11.5	8.5	25.4
Software licensing and maintenance	—	1.6	5.7	7.9	15.2
Product sales and other	1.0	95.6	31.0	4.7	132.3
Reimbursable postage and other	2.4	5.8	144.7	—	152.9
Equity earnings in affiliates (a)	1.9	66.0	—	—	67.9
Interest income	2.3	0.3	1.4	1.6	5.6

Total segment reporting revenues	$1,138.5	$1,060.5	$593.8	$54.6	$2,847.4

Internal revenue and pretax equivalency	$65.0	$7.4	$17.1	$5.2	$94.7
External revenue	1,073.5	1,053.1	576.7	49.4	2,752.7
Depreciation and amortization	27.2	95.3	59.1	6.6	188.2
Operating profit (loss)	360.5	265.6	116.2	(31.8)	710.5
Restructuring, impairments, litigation and regulatory settlements, other, investment gains and (losses)	1.5	0.1	0.3	(29.6)	(27.7)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Three months ended September 30, 2004	Payment Services	Merchant Services	Card Issuing Services	All Other and Corporate	Totals
(in millions)
Revenues:
Transaction and processing service fees	$953.7	$718.9	$452.1	$31.1	$2,155.8
Check verification and guarantee services	—	103.6	—	—	103.6
Investment income, net	57.0	4.5	—	—	61.5
Professional services	—	7.4	11.3	8.8	27.5
Software licensing and maintenance	—	1.7	4.3	7.5	13.5
Product sales and other	1.1	85.9	7.4	13.3	107.7
Reimbursable postage and other	2.9	7.1	141.5	0.1	151.6
Equity earnings in affiliates (a)	0.9	53.3	—	—	54.2
Interest income	0.6	0.1	3.0	4.4	8.1

Total segment reporting revenues	$1,016.2	$982.5	$619.6	$65.2	$2,683.5

Internal revenue and pretax equivalency	$56.2	$8.8	$18.0	$2.3	$85.3
External revenue	960.0	973.7	601.6	62.9	2,598.2
Depreciation and amortization	26.6	91.4	65.0	6.3	189.3
Operating profit (loss)	332.3	247.7	154.2	(8.5)	725.7
Restructuring, impairments, litigation and regulatory settlements, investment gains and (losses)	(0.5)	(17.8)	(13.1)	11.6	(19.8)

Nine months ended September 30, 2005	Payment Services	Merchant Services	Card Issuing Services	All Other and Corporate	Totals
(in millions)
Revenues:
Transaction and processing service fees	$3,118.0	$2,223.0	$1,228.1	$102.3	$6,671.4
Check verification and guarantee services	—	280.3	—	—	280.3
Investment income, net	109.6	29.9	—	—	139.5
Professional services	—	16.3	37.5	22.6	76.4
Software licensing and maintenance	—	5.1	14.2	24.1	43.4
Product sales and other	3.3	273.6	56.2	15.5	348.6
Reimbursable postage and other	7.6	18.5	455.7	0.1	481.9
Equity earnings in affiliates (a)	6.8	172.0	—	—	178.8
Interest income	5.6	1.0	3.6	4.9	15.1

Total segment reporting revenues	$3,250.9	$3,019.7	$1,795.3	$169.5	$8,235.4

Internal revenue and pretax equivalency	$190.6	$18.3	$49.9	$12.1	$270.9
External revenue	3,060.3	3,001.4	1,745.4	157.4	7,964.5
Depreciation and amortization	83.7	284.2	190.4	20.2	578.5
Operating profit (loss)	1,013.9	688.4	343.7	(80.9)	1,965.1
Restructuring, impairments, litigation and regulatory settlements, other, investment gains and (losses)	1.1	0.2	(21.3)	(6.4)	(26.4)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Nine Months ended September 30, 2004	Payment Services	Merchant Services	Card Issuing Services	All Other and Corporate	Totals
(in millions)
Revenues:
Transaction and processing service fees	$2,718.1	$1,973.4	$1,278.8	$104.0	$6,074.3
Check verification and guarantee services	—	304.2	—	—	304.2
Investment income, net	251.8	10.3	—	—	262.1
Professional services	—	22.8	38.5	26.6	87.9
Software licensing and maintenance	—	4.8	15.5	25.2	45.5
Product sales and other	3.1	248.4	7.4	25.0	283.9
Reimbursable postage and other	8.7	16.9	429.8	0.1	455.5
Equity earnings in affiliates (a)	1.7	141.8	—	—	143.5
Interest income	1.4	0.6	5.2	12.1	19.3

Total segment reporting revenues	$2,984.8	$2,723.2	$1,775.2	$193.0	$7,676.2

Internal revenue and pretax equivalency	$166.3	$27.9	$47.3	$6.6	$248.1
External revenue	2,818.5	2,695.3	1,727.9	186.4	7,428.1
Depreciation and amortization	76.5	260.5	186.4	19.9	543.3
Operating profit (loss)	1,001.8	640.0	386.6	(51.2)	1,977.2
Restructuring, impairments, litigation and regulatory settlements, other, investment gains and (losses)	(3.4)	(64.4)	(18.2)	(20.1)	(106.1)

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2005	2004	2005	2004
Revenues:
Total reported segments	$2,792.8	$2,618.3	$8,065.9	$7,483.2
All other and corporate	54.6	65.2	169.5	193.0

Subtotal	2,847.4	2,683.5	8,235.4	7,676.2

Divested business (e)	—	—	—	58.1
Equity earnings in affiliates (a)	(67.9)	(54.2)	(178.8)	(143.5)
Interest income	(5.6)	(8.1)	(15.1)	(19.3)
Eliminations (b)	(94.7)	(85.3)	(270.9)	(248.1)

Consolidated	$2,679.2	$2,535.9	$7,770.6	$7,323.4

Income before income taxes, minority interest, equity earnings in affiliates, and discontinued operations:
Total reported segments	$742.3	$734.2	$2,046.0	$2,028.4
All other and corporate	(31.8)	(8.5)	(80.9)	(51.2)

Subtotal	710.5	725.7	1,965.1	1,977.2

Divested business (e)	—	—	—	11.2
Interest expense	(59.9)	(34.0)	(163.0)	(96.1)
Minority interest from segment operations (c)	39.9	33.1	107.7	103.8
Equity earnings in affiliates	(59.4)	(46.2)	(152.6)	(118.5)
Restructuring, net	(4.1)	(14.1)	(14.3)	(50.9)
Impairments	(27.6)	(0.5)	(26.8)	(7.4)
Litigation and regulatory settlements	1.5	(17.0)	1.4	(32.4)
Other (d)	1.5	—	(9.9)	(25.0)
Investment gains and (losses)	1.0	11.8	23.2	9.6
Divestitures, net	9.3	—	15.8	265.1
Eliminations (b)	(61.9)	(52.3)	(180.8)	(156.4)

Consolidated	$550.8	$606.5	$1,565.8	$1,880.2

(a)	Excludes equity losses that were recorded in expense and the amortization related to the excess of the investment balance over the Company’s proportionate share of the investee’s net book value.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(b)	Represents elimination of an adjustment to record the Payment Services segment revenues and operating profit on a pretax equivalent basis and elimination of intersegment revenue.

(c)	Excludes minority interest attributable to restructuring, impairments, litigation and regulatory settlements, other, divestitures and investment gains and losses, which are excluded from segment operations.

(d)	Other charges in 2005 relate to the reimbursement to certain clients for the misallocation of certain pass through billings in the nine months ended September 30, 2005, the majority of which related to 2004, partially offset by reversals of $1.5 million of these charges in the third quarter. Other charges in 2004 relate to a $25.0 million pretax charge related to adjustments for TeleCheck accounting entries that originated primarily during 2002 and 2003.

(e)	The Company sold its 67% owned subsidiary, GCA, in March 2004. Revenue and operating profit associated with GCA are excluded from segment results.

Segment assets are as follows (in millions):

	September 30, 2005	December 31, 2004
Assets:
Payment Services	$17,604.4	$17,241.4
Merchant Services	11,172.4	10,994.8
Card Issuing Services	3,703.6	3,857.9
All Other and Corporate	452.0	624.7

Consolidated	$32,932.4	$32,718.8

A reconciliation of reportable segment depreciation and amortization amounts to the Company’s consolidated balances is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Depreciation and Amortization:
Payment Services	$27.2	$26.6	$83.7	$76.5
Merchant Services	95.3	91.4	284.2	260.5
Card Issuing Services	59.1	65.0	190.4	186.4
All Other and Corporate	6.6	6.3	20.2	19.9
Divested business	—	—	—	2.7

Consolidated	$188.2	$189.3	$578.5	$546.0

Note 8: Commitments and Contingencies

On April 15, 2002, VISA U.S.A., Inc. filed a complaint in the United States District Court for the Northern District of California, San Francisco Division, against the Company and its subsidiaries First Data Resources, Inc. and First Data Merchant Services Corporation (the VISA action). With VISA’s knowledge, these subsidiaries internally authorized and settled certain VISA credit card transactions without the use of the VISA network. VISA U.S.A., Inc. alleged these actions constituted federal trademark infringement, federal trademark dilution, false designation of origin and false impression of association, breach of contract and breach of the covenant of good faith and fair dealing. VISA U.S.A., Inc. sought a declaratory judgment, an injunction, damages in an amount to be proven at trial, costs of suit, and attorney fees. On August 16, 2005, the Court entered an order granting the Company’s summary judgment motion establishing that VISA had no standing to pursue its trademark claims.

On November 5, 2002, the Company and two of its subsidiaries filed counterclaims in the VISA Action. In the counterclaim, the Company alleged that VISA International and VISA U.S.A., Inc. (collectively “VISA”), abused their market power to prevent the Company from internally processing VISA credit card transactions outside of the VISA network

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

through private arrangements. The Company also alleged that VISA barred the Company and its customers from using private arrangements to bypass the VISA network, required the Company’s customers to pay for VISA’s network services regardless of whether the customers use those services, used its fee structure to raise the costs of rivals and potential rivals, imposed unreasonable conditions on rivals’ access to its network and deterred and prevented its members from using more efficient providers of network services such as the Company. Based on this and other conduct, the counterclaim asserts claims of monopolization, attempt to monopolize, tying, unfair competition, violations of the Cartwright Act, defamation, trade libel, interference with prospective economic advantage, and breach of contract. The Company seeks trebled and punitive damages, attorneys’ fees and costs, restitution and disgorgement, and injunctive relief. The Company believes that it has complied with all of its obligations to VISA and that the allegations in its counterclaim are well founded. On August 16, 2005, the Court denied VISA’s summary judgment motion seeking to establish as a matter of law that VISA is a single entity.

A number of complaints against Concord and its directors containing essentially identical allegations were consolidated on November 20, 2002 under the caption In re Concord EFS, Inc. Securities Litigation in the United States District Court for the Western District of Tennessee. The lead plaintiffs filed a Consolidated Amended Complaint on or about February 17, 2003, in which they alleged, among other items, that Concord’s financial statements were materially misleading because they failed to disclose “related party transactions” with H&F Card Services, Inc. (“H&F”). The Consolidated Amended Complaint sought class certification, an unspecified amount of compensatory damages, including interest thereon, attorney fees and other costs and expenses on behalf of the plaintiffs and members of the putative class, and other relief the Court deemed just and proper. On October 21, 2005, the United States District Court for the Western District of Tennessee gave final approval of a settlement providing $13.3 million to the plaintiffs, of which approximately $13.0 million will be paid by Concord’s insurers with the balance by Concord.

On or about April 3 and 4, 2003, two purported class action complaints were filed on behalf of the public holders of Concord’s common stock (excluding shareholders related to or affiliated with the individual defendants). The defendants in those actions were certain current and former officers and directors of Concord. The complaints generally alleged breaches of the defendants’ duty of loyalty and due care in connection with the defendants’ alleged attempt to sell Concord without maximizing the value to shareholders in order to advance the defendants’ alleged individual interests in obtaining indemnification agreements related to the securities litigation discussed above and other derivative litigation. The complaints sought class certification, injunctive relief directing the defendants’ conduct in connection with an alleged sale or auction of Concord, reasonable attorneys’ fees, experts’ fees and other costs and relief the Court deems just and proper. On or about April 2, 2003 an additional purported class action complaint was filed by Barton K. O’Brien. The defendants were Concord, certain of its current and former officers and directors. This complaint contained allegations regarding the individual defendants’ alleged insider trading and alleged violations of securities and other laws and asserted that this alleged misconduct reduced the consideration offered to Concord shareholders in the proposed merger between Concord and a subsidiary of the Company. The complaint sought class certification, attorneys’ fees, experts’ fees, costs and other relief the Court deems just and proper. Moreover, the complaint also sought an order enjoining consummation of the merger, rescinding the merger if it is consummated and setting it aside or awarding rescissory damages to members of the putative class, and directing the defendants to account to the putative class members for unspecified damages. These complaints were consolidated in a second amended consolidated complaint filed September 19, 2003 into one action (In Re: Concord EFS, Inc. Shareholders Litigation) in the Shelby County Circuit for the State of Tennessee.

On October 15, 2003, the plaintiffs In Re: Concord EFS, Inc. Shareholders Litigation moved for leave to file a third amended consolidated complaint similar to the previous complaints but also alleging that the proxy statement disclosures relating to the antitrust regulatory approval process were inadequate. On October 17, 2003, the plaintiffs filed a motion for preliminary injunction to enjoin the shareholder vote on the proposed merger and/or the merger itself. The Court denied the plaintiffs’ motion on October 20, 2003 but ordered deposition discovery on an expedited basis. On October 27, 2003 the plaintiffs filed a renewed motion to enjoin the shareholder vote, which was denied by the Court the same day. A motion to dismiss was filed on June 22, 2004 alleging that the claims should be denied and are moot since the merger has occurred. On October 18, 2004, the Court heard arguments on the plaintiff’s motion to amend complaint and the defendant’s motion to dismiss. The Company intends to vigorously defend the action and an estimate of possible losses, if any, cannot be made at this time.

        On July 2, 2004, Pamela Brennan, Terry Crayton, and Darla Martinez filed a class action complaint on behalf of themselves and all others similarly situated in the United States District Court for the Northern District of California against the Company, its subsidiary Concord EFS, Inc., and various financial institutions. Plaintiffs claim that the defendants violated antitrust laws by conspiring to artificially inflate foreign ATM fees that were ultimately charged to ATM cardholders. Plaintiffs seek a declaratory judgment, injunctive relief, compensatory damages, attorneys’ fees, costs and such other relief as the nature of the case may require or as may seem just and proper to the court. Five similar suits were filed and served in July, August and October 2004, two in the Central District of California (Los Angeles), two in the Southern District of New York, and one in the Western District of Washington (Seattle). The plaintiffs sought to have all of the cases consolidated by the Multi District Litigation panel. That request was denied by the panel on December 16, 2004 and all cases were transferred to the Northern District Court of California and assigned to a single judge. All cases other than Brennan were stayed.

In Brennan, on May 4, 2005, the Court ruled on Defendants’ Motion to Dismiss and Motion for Judgment on the Pleadings. The Court did not dismiss the complaint, except for a technical dismissal of the claims against First Data Corporation, Bank One Corporation and JP Morgan Chase. On May 25, 2005, the plaintiffs filed an amended complaint which clarified the basis for alleging that the holding companies First Data Corporation, Bank One Corporation and JP

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Morgan Chase were liable. On July 21, 2005, Concord filed a motion for summary judgment seeking to foreclose claims arising after February 1, 2001 – the date that Concord acquired the STAR network. On August 22, 2005, the Court also consolidated all of the ATM interchange cases pending against the defendants in Brennan which will now be referred to collectively as the “ATM Fee Antitrust Litigation.” The Company intends to vigorously defend the action and an estimate of possible losses, if any, cannot be made at this time.

In connection with the formation of the eONE partnership in November 2000, the Company agreed to contribute up to $100 million to eONE in the event that First Data Government Solutions, LP’s (“FDGS”) contract is renewed on terms which are materially worse than the current contract, and have a material adverse effect on the business of FDGS, subject to certain limitations. During the third quarter 2005 FDGS extended its contract with Bank of America. Although agreement with regards to the potential contribution is still subject to finalization, the Company expects that the contribution to its 75% owned subsidiary, eONE, will be substantially less than the $100 million noted above.

In connection with the July 2004 sale of NYCE, the Company’s proceeds are subject to potential adjustments contemplated in the agreement which are anticipated to be determined in the fourth quarter of 2005. At this time the Company does not know if adjustments will be required, or if required, the amount of such adjustments.

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

Included in the discontinued operations calculation is allocated interest in accordance with EITF No. 87-24 “Allocation of Interest to Discontinued Operations” of $0.3 million and $2.3 million for the three and nine months ended September 30, 2004, respectively. The majority of NYCE operations were historically included in the Merchant Services segment.

The following table presents the summarized results of NYCE’s operations for the three and nine months ended September 30, 2004 (in millions):

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
Revenue	$13.4	$88.1
Expenses *	8.8	62.4

Income before income taxes	4.6	25.7
Income taxes	1.8	11.4
Minority interest, net of tax	(1.1)	(6.9)

Income from discontinued operations	$1.7	$7.4

*	Included in expenses is amortization of the intangibles based on the 2001 purchase price and allocated interest as noted above.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 10: Employee Benefit Plans

The following table provides the components of net periodic benefit expense for the defined benefit pension plans (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Service costs	$2.5	$2.6	$7.9	$7.9
Interest costs	14.4	14.5	43.7	43.3
Expected return on plan assets	(15.9)	(15.7)	(47.9)	(46.1)
Amortization	3.4	2.3	10.3	7.0

Net periodic benefit expense	$4.4	$3.7	$14.0	$12.1

The Company estimates the pension plan contribution for 2005 to be approximately $23 million, of which $20.2 million has been contributed through September 30, 2005 ($9.8 million was contributed to the U.S. plans, $10.3 million was contributed to the United Kingdom plan, and $0.1 million was contributed to the Greece plan).

Note 11: Stock Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payment,” which is a revision of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”. SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. SFAS 123R requires all share-based payments to employees to be recognized in the income statement, based on their grant date fair values, over the corresponding service period and also requires an estimation of forfeitures when calculating compensation expense. SFAS 123R permits public companies to adopt its requirements using one of three methods: the “modified prospective” method, the “modified retrospective” method to January 1, or the “modified retrospective” method to all prior years for which SFAS 123 was effective. The Company will adopt SFAS 123R following the modified prospective method. On April 14, 2005, the Securities and Exchange Commission (the “Commission”) issued an announcement amending the compliance dates for SFAS 123R. Under SFAS 123R, registrants would have been required to implement the standard as of the beginning of the first interim or annual period that began after June 15, 2005. The Commission’s new rule allows companies to implement SFAS 123R at the beginning of the next fiscal year beginning after June 15, 2005. The Company will adopt SFAS 123R in the first quarter 2006.

As permitted by SFAS 123, the Company currently follows APB Opinion No. 25 which accounts for share-based payments to employees using the intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R fair value method will have a significant impact on the Company’s results of operations. Had the Company adopted SFAS 123, the impact on diluted EPS would have been $0.03 and $0.11 for the three and nine months ended September 30, 2005, respectively. Providing the Company’s incentives are similar to the current structure, adopting SFAS 123R in 2006 is expected to have a similar impact on diluted EPS before consideration of the treatment of retirement vesting discussed below.

Certain of the Company’s employee share-based compensation awards have terms that provide for vesting to continue after retirement. The Company historically has accounted for this type of arrangement by recognizing pro forma compensation cost over the stated vesting period for the SFAS 123 pro forma disclosures below. Upon adoption of SFAS 123R, compensation cost will be recognized over a shorter period that ends with retirement eligibility for awards granted subsequent to the adoption of SFAS 123R while grants occurring before adoption of SFAS 123R will be expensed under a methodology consistent with the Company’s historical practice of expensing over the stated vesting period.

The impact of applying SFAS 123R requirements for accelerated expense recognition noted above compared to the Company’s current methodology of expensing over the stated vesting period would have impacted pro forma SFAS 123 compensation expense, net of tax, by a $0.2 million benefit for the three months ended September 30, 2005 and a $3.4 million additional expense for the nine months ended September 30, 2005. The impact for the three and nine months ended September 30, 2004 would have been a benefit of $0.5 million and additional expense of $7.5 million, respectively.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The Company’s pro forma information, amortizing the fair value of the options over their vesting period and including the employee stock purchase plan rights, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Reported net income	$421.5	$460.6	$1,187.9	$1,410.1
Restricted stock expense included in reported net income, net of tax	1.0	0.6	3.2	1.4
SFAS 123 expense, net of tax	(26.2)	(29.1)	(85.6)	(90.2)

Pro forma net income	$396.3	$432.1	$1,105.5	$1,321.3

Reported earnings per share – basic	$0.55	$0.55	$1.53	$1.70
Reported earnings per share – diluted	0.54	0.54	1.51	1.67
Pro forma earnings per share – basic	$0.52	$0.51	$1.42	$1.59
Pro forma earnings per share – diluted	0.51	0.50	1.40	1.56

For a detailed description regarding the assumptions used to calculate the compensation expense noted above, refer to Note 14 of the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The Company revised the weighted-average risk-free interest rate to 4.03%, the expected volatility to 30% and the dividend yield to 0.59% from what was disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 for grants made during the three months ended September 30, 2005.

In February 2005, the Company awarded 460,000 shares of restricted stock to executive officers. With the exception of the stock award for Mr. Fote and one other executive officer, the stock awards vest, if the executive officers are still employed by the Company at the time, at 25% per year on the anniversary date of the grant (February 23, 2005). Mr. Fote’s restricted stock award vested at 25% on the date of the grant (February 23, 2005) and, if Mr. Fote is still employed by the Company at the time, the remaining shares vest 25% per year on the next three anniversary dates of the grant. Vesting may be accelerated pursuant to the terms of the 2002 Long-Term Incentive Plan. The fair value of the restricted shares on the date of the grant is amortized ratably over the vesting period. Unearned compensation on the February 2005 grant of $17.5 million was recorded based on the market value of the shares on the date of grant and is being amortized over four years. In September 2005, the other executive officer referred to above left the Company resulting in the cancellation of his award and reversal of the associated amortization expense.

In February 2004, the Company awarded 460,000 shares of restricted stock to executive officers. The stock awards vest, if the executive officers are still employed by the Company at the time, on the earlier of (i) February 25, 2009 or (ii) at any time after February 25, 2007 if on each trading day during the previous 30-day period the highest intra-day trading price of the Company’s common stock on the New York Stock Exchange is equal to or greater than $70.00 per share. Vesting may be accelerated pursuant to the terms of the 2002 Long-Term Incentive Plan. The fair value of the restricted shares on the date of the grant is amortized ratably over the vesting period. Unearned compensation on the February 2004 grant of $18.8 million was recorded based on the market value of the shares on the date of grant and is being amortized over five years.

At September 30, 2005, the unamortized balance of $24.5 million of total unearned compensation on the 2005 and 2004 restricted stock awards is included as a component of additional paid-in capital in stockholders’ equity.

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

Business Developments

In June 2005, the Card Issuing Services segment signed a long-term processing agreement with Citibank that will expand the Company’s existing relationship to include processing services for the Sears, Roebuck & Co. card portfolios. The extended relationship will focus on private label and private label co-branded bankcards in addition to the accounts currently processed for Citibank. The Sears co-branded bankcard and private label portfolios are expected to convert in the second quarter 2006.

In June 2005, Simpay Limited, the only client of First Data Mobile Payments Limited (formerly Encorus Payments Limited), announced and executed a plan to cease operations. As a result, the Simpay structure supporting interoperable mobile payments will not be launched as planned. Based on these developments and the completion of a strategic review in August 2005, the Company significantly reduced the scale of these operations. These actions and the reduced business outlook led the Company to record restructuring and asset impairment charges of approximately $31 million in the third quarter. The Company continues to assess the business opportunities around the First Data Mobile Payments technologies.

In July 2005 JPMorgan Chase & Co. terminated its card processing contract, and its bankcards were deconverted from the Company’s system. The Company received contract termination fees due to this termination and wrote off certain contract related costs that were capitalized on the balance sheet in the Card Issuing Services segment.

In August 2005, the Company sold its remaining interest in International Banking Technologies, which was substantially divested in 2001. The third quarter results include a pretax gain of approximately $8 million from the sale.

In October 2005, the Company completed an agreement to integrate the FDC and JPMorgan Chase jointly owned Chase Merchant Services and Paymentech merchant businesses, to be operated under the name of Chase Paymentech Solutions, LLC. Oversight will be provided through a board on which the owners will be equally represented. The alliance will be accounted for under the equity method of accounting.

The hurricanes that occurred in the third quarter of 2005 had minimal impact to the Company’s results of operations in the third quarter, however, the fourth quarter impact could be more significant due to a potential for increased chargebacks, write-offs of terminal leases and equipment as well as a full quarter impact of those merchants and agents in the affected areas that continue to have no activity.

Since the completion of its merger with Concord EFS, Inc. (“Concord”) on February 26, 2004, the Company has executed numerous initiatives to integrate Concord into FDC and reorganize existing FDC operations. The Company identified expenses during the three and nine months ended September 30, 2005 of approximately $36 million and $104 million, respectively, and $21 million and $52 million for the comparable periods in 2004, related to integration and reorganization efforts which were recorded in the cost of services, selling, general and administrative, restructuring and impairments line items of the Consolidated Statements of Income. Approximately 71% and 78% of these expenses were incurred in the Merchant Services segment, which does not include restructuring and impairments, during the three and nine months ended September 30, 2005 and approximately 85% and 77% for the comparable periods in 2004. These expenses included the cost of personnel who have been assigned to work exclusively on the integration or reorganization, as well as a portion of the personnel costs for those who are partially dedicated to such efforts. Integration and reorganization expenses also included certain internal and contract system development costs, infrastructure costs and related restructuring and impairment charges.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

2005 Acquisitions and Alliances

In June 2005, the Company formed a merchant alliance with International Card Services (“ICS”), a card issuer and acquirer in the Netherlands by purchasing 51% of their merchant acquiring business. The Company owns 51% of the alliance, has management control and consolidates the alliance as part of the Merchant Services segment.

In July 2005, the Company acquired 100% of EuroProcessing International (“EPI”), a provider of debit and credit card issuing and acquiring processing in nine Central and Eastern European countries. The transaction expands the Company’s issuing and acquiring capabilities in Europe.

The Company entered into a merchant services alliance with BankWest in Australia in August 2005 by acquiring certain BankWest assets. The alliance provides the full range of acquiring services for BankWest merchants and their acceptance of debit cards, credit cards and other forms of electronic payments.

The Company entered into a merchant services alliance with Citibank at the end of the third quarter 2005 by acquiring CitiCorp Payment Services, Inc. CitiCorp Payment Services, Inc. is a provider of credit and debit card payment processing services to approximately 15,000 merchant locations.

The Company acquired 100% of Vigo Remittance Corp., a provider of consumer-to-consumer money transfer services to various countries, in October 2005. The acquisition expands the Company’s money transfer business with its more than 4,000 send locations in the United States and payment locations primarily in the Latin American and Caribbean regions.

The Company acquired 100% of Austrian Payment Systems Services GmbH (“APSS”), Austria’s leading processor of cashless, card-based payment transactions, in November 2005. APSS provides debit and credit card issuing and acquiring processing, as well as card network operations and terminals and ATM processing.

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

In October 2005, the Company announced that it signed an agreement to acquire an approximately 80% interest in Korea Mobile Payment Services (“KMPS”). KMPS provides financial payment services, including value-added network services, and terminal interface services to local merchants with focus on small and medium size customers. The acquisition is expected to close by the end of 2005.

In November 2005, the Company announced it will sign a five-year extension of the PNC Merchant Services alliance agreement and the Company’s sale of 20% of the merchant alliance to The PNC Financial Services Group, its partner in the alliance. The Company will own 40% of the alliance upon the closing of the transaction and will account for the investment under the equity method of accounting. The sale and finalization of the agreement is expected to be completed by the end of 2005.

Results of Operations

The following discussion for both results of operations and segment results refers to the three and nine months ended September 30, 2005 versus the same periods in 2004. The 2004 results of operations include the Concord results of operations from the February 26, 2004 merger date. Consolidated results should be read in conjunction with segment results which provide more detailed discussions concerning certain components of the Consolidated Statements of Income. All significant intercompany accounts and transactions have been eliminated. The discussion will focus primarily on the third quarter year-over-year comparison which reflects both the Cashcard Australia, Ltd. (“Cashcard”) and Concord results of operations for the full quarter in both 2004 and 2005.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Consolidated Results

	Three Months Ended September 30,				Change
(in millions)	2005	% of Total Revenue	2004	% of Total Revenue	Amount	%
Revenues:
Transaction and processing service fees	$2,379.2	89%	$2,240.0	88%	$139.2	6%
Investment income, net	(13.9)	(1)	8.9	—	(22.8)	NM
Professional services	22.1	1	21.8	1	0.3	1%
Software licensing and maintenance	15.2	1	13.5	1	1.7	13%
Product sales and other	128.4	5	106.2	4	22.2	21%
Reimbursable postage and other	148.2	5	145.5	6	2.7	2%

	$2,679.2	100%	$2,535.9	100%	$143.3	6%

Expenses:
Cost of services	$1,430.0	53%	$1,299.9	51%	$130.1	10%
Cost of products sold	74.5	3	54.2	3	20.3	37%
Selling, general and administrative	403.0	15	384.1	15	18.9	5%
Reimbursable postage and other	148.2	6	145.5	6	2.7	2%
Other operating expenses, net	28.7	1	31.6	1	(2.9)	NM

	$2,084.4	78%	$1,915.3	76%	$169.1	9%

	Nine Months Ended September 30,				Change
(in millions)	2005	% of Total Revenue	2004	% of Total Revenue	Amount	%
Revenues:
Transaction and processing service fees	$6,894.5	89%	$6,384.5	87%	$510.0	8%
Investment income, net	(41.2)	(1)	105.8	1	(147.0)	NM
Professional services	65.9	1	70.4	1	(4.5)	(6)%
Software licensing and maintenance	43.4	1	45.5	1	(2.1)	(5)%
Product sales and other	341.3	4	278.4	4	62.9	23%
Reimbursable postage and other	466.7	6	438.8	6	27.9	6%

	$7,770.6	100%	$7,323.4	100%	$447.2	6%

Expenses:
Cost of services	$4,185.3	54%	$3,767.7	51%	$417.6	11%
Cost of products sold	192.7	2	158.7	2	34.0	21%
Selling, general and administrative	1,201.6	15	1,160.2	16	41.4	4%
Reimbursable postage and other	466.7	6	438.8	6	27.9	6%
Other operating expenses, net	49.6	1	115.7	2	(66.1)	NM

	$6,095.9	78%	$5,641.1	77%	$454.8	8%

NM – Calculation not meaningful.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Operating revenues overview

The increase in total revenues for the third quarter of 2005 was driven by revenue growth in the Payment Services and Merchant Services segments resulting from increased transactions partially offset by the decrease in investment income in the Payment Services segment as well as lost business in the Merchant Services and Card Issuing Services segments as described below. The increase in total revenues for the first nine months of 2005 resulted from increased transactions, the inclusion of the former Concord operations for the full nine months in 2005 and other recent acquisitions partially offset by the disposition of GCA Holdings, LLC (“GCA”) in March of 2004 and lost business. The following provides highlights of revenue growth while a more detailed discussion is included in the Segment Results section below:

Transaction and processing service fees

•	Payment Services segment - Increased money transfers at existing Western Union agent locations and, to a lesser extent, agent location additions contributed to increased transaction volume internationally and domestically.

•	Merchant Services segment - Growth for the three and nine months is due to internal growth in the domestic and international businesses, increased transaction volumes, new revenue sharing agreements, increased debit network fees, the acquisitions of Cashcard in April 2004 and First Data Hellas in July 2004 and the inclusion of the former Concord operations for the full nine months in 2005 compared to activity from the date of merger in February 2004. Adversely impacting these growth rates year over year were the sale and exit of certain merchant portfolios and contracts in 2004, declines in the TeleCheck Services, Inc. (“TeleCheck”) business as well as the loss of certain STAR clients affecting both the Merchant Services and Card Issuing Services segments, which were contemplated in the merger with Concord.

•	Card Issuing Services segment – The decrease in the third quarter was the result of account deconversions, pricing pressures and the loss of certain STAR clients noted above offset partially by account conversions, growth from existing clients and the acquisition of First Data Hellas in July 2004. For the nine months, revenue increased due to the incremental impact of the merger with Concord and the acquisition of Cashcard in April 2004, in addition to, and offset in part by, the items discussed above.

Investment income, net

•	Substantially all investment income relates to the Payment Services segment’s official check and money order business. Investment income was negative in the third quarter and first nine months of 2005 as a result of increased official check commissions paid to agents due to higher interest rates. This was partially offset by lower realized losses on hedges, higher yields on certain investments and an increase in average investable balances. The decrease in investment income in 2005 when compared to the corresponding periods in 2004 is due to the above noted items and no similar realized gains on the sale of portfolio investments as were realized in 2004.

Product sales and other

•	The increase in the third quarter and for the nine months resulted from increased contract termination fees in Card Issuing Services and increased domestic sales and leasing of terminals partially offset by decreased royalty income. The increase for the nine months is also attributable to the inclusion of the former Concord businesses for the full nine months of 2005 compared to activity from the date of merger in February 2004.

Reimbursable postage and other

•	The increases in revenue and the corresponding expense are due to new business and internal growth partially offset by account deconversions.

Operating expenses overview

Operating expenses include cost of services; cost of products sold; and selling, general and administrative expenses.

Cost of services

•	The majority of the increase in the third quarter resulted first from increased Western Union agent commissions corresponding to increased revenues and second from increased debit network fees. Other items contributing to the increase include acquisitions and other costs associated with the Company’s growth. A decrease in net warranty expense at TeleCheck partially offset the increase. The increase in cost of services for the nine months results from the items discussed above, as well as the inclusion of the former Concord businesses for the full nine months in 2005 compared to activity from the date of merger in February 2004, and the acquisition of Cashcard in April of 2004 and First Data Hellas in July 2004. Partially offsetting these increases for the nine months as compared to the prior period were a decrease due to the sale of GCA as well as, based on certain compensation plan financial performance measures not being met, a decrease in the amount accrued with respect to incentive compensation for management and supervisory personnel.

Cost of products sold

•	The majority of the increase during the third quarter of 2005 was due to the write-off of capitalized contract costs associated with a terminated customer contract for which contract termination fees were received in the Card Issuing Services segment. The remaining increase in costs is associated with sales and leasing of terminals. The increase for the nine-month period is attributable to the inclusion of the former Concord operations for the full nine months in 2005 compared to activity from the date of the merger in February 2004 as well as the items noted above.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Selling, general and administrative

•	The largest component of the increase in expenses for the third quarter 2005 over the third quarter 2004 was increased marketing for Western Union, which was in line with annual estimates. Also contributing to the increase were acquisitions as well as other expenses associated with growth in the business. The increase during the first nine months of 2005 versus the same period in 2004 resulted from the items discussed above as well as the inclusion of the former Concord businesses for the full nine months in 2005 compared to activity from the date of merger in February 2004. Partially offsetting the increases in expense was the above-described decrease in the amount accrued with respect to incentive compensation for management and supervisory personnel.

Other operating expenses, net

Other operating expenses related to restructuring, impairment charges, litigation and regulatory settlements and other charges totaled $28.7 million and $31.6 million for the three months ended September 30, 2005 and 2004, respectively, and $49.6 million and $115.7 million for the corresponding nine-month periods.

2005 Activities

(in millions) Three months ended September 30, 2005	Pretax Benefit (Charge)
	Payment Services	Merchant Services	Card Issuing Services	All Other and Corporate	Totals
Restructuring charges	—	—	$(2.2)	$(3.2)	$(5.4)
Restructuring accrual reversals	—	—	1.1	0.2	1.3
Impairments	—	—	—	(27.6)	(27.6)
Litigation and regulatory settlements	$1.5	—	—	—	1.5
Other	—	$0.1	1.4	—	1.5

Total pretax benefit (charge), net of reversals	$1.5	$0.1	$0.3	$(30.6)	$(28.7)

(in millions) Nine Months ended September 30, 2005	Pretax Benefit (Charge)
	Payment Services	Merchant Services	Card Issuing Services	All Other and Corporate	Totals
Restructuring charges	$(0.3)	—	$(13.6)	$(3.2)	$(17.1)
Restructuring accrual reversals	—	$1.3	1.2	0.3	2.8
Impairments	—	(0.2)	—	(26.6)	(26.8)
Litigation and regulatory settlements	1.4	—	—	—	1.4
Other	—	(0.9)	(9.0)	—	(9.9)

Total pretax benefit (charge), net of reversals	$1.1	$0.2	$(21.4)	$(29.5)	$(49.6)

Restructuring charges

The restructuring charges were comprised of severance totaling $2.9 million and facility closures totaling $2.5 million for the three months ended September 30, 2005, and $13.8 million and $3.3 million for the nine months ended September 30, 2005, respectively. Severance charges resulted from the termination of approximately 45 and 325 employees across the organization for the three and nine months ended September 30, 2005, respectively, representing all levels of employees and approximately 1.0% of the Company’s workforce for the nine months ended September 30, 2005. The Company anticipates cost savings resulting from these restructurings of approximately $5 million during the fourth quarter of 2005 and approximately $24 million in 2006. The following describes the nature and timing of the restructuring plans by segment:

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

•	Charges also were incurred related to the closure of a facility in the United Kingdom. The associated severance charges were recorded in December 2004 with the facility being vacated during the second quarter of 2005.

•	Lease termination charges were related to exiting a facility in Florida related to consolidating FDC operations into a former Concord facility. The facility was vacated during the third quarter of 2005.

All Other and Corporate

•	Severance charges resulted from the Company significantly reducing the scale of its mobile payments business as a result of the only client of First Data Mobile Payments Limited ceasing operations. This action was completed in the third quarter of 2005.

The Company reversed $2.8 million of prior period restructuring accruals during the nine months ended September 30, 2005. Reversals related to changes in estimates regarding severance and facility costs from restructuring activities that occurred in 1998 and 2000 through 2005.

The following table summarizes the Company’s utilization of restructuring accruals for the nine months ended September 30, 2005 (in millions):

	Employee Severance	Facility Closure
Remaining accrual at January 1, 2005	$23.7	$2.5
Expense provision	13.8	3.3
Cash payments and other	(23.5)	(2.5)
Changes in estimates	(2.1)	(0.3)

Remaining accrual at September 30, 2005	$11.9	$3.0

Impairments

In June 2005, Simpay Limited, the only client of First Data Mobile Payments, announced and executed a plan to cease operations. As a result, the Simpay product solutions supporting interoperable mobile payments will not be launched as planned. Based on these developments and the completion of a strategic review in August 2005, the Company significantly reduced the scale of its operations. These actions and the reduced business outlook led the Company to record asset impairment charges of approximately $27.6 million in the third quarter related to goodwill and other assets in All Other and Corporate.

In addition to the impairment noted above, during the nine-month period a gain was recognized resulting from the subsequent sale of assets previously impaired in All Other and Corporate partially offset by a software impairment in the Merchant Services segment.

Litigation and regulatory settlements

During the nine months ended September 30, 2005, the Company reversed two unutilized reserves established in 1999 and 2000 upon satisfaction of all settlement obligations for lawsuits in the Payment Services segment of $2.9 million ($1.5 million in the third quarter) which was partially offset by a regulatory settlement charge of $1.5 million also in the Payment Services segment.

Other

Other charges relate to the reimbursement to certain clients for the misallocation of certain pass-through billings related to prior years in the nine months ended September 30, 2005, the majority of which related to 2004. Approximately $1.5 million of this charge was reversed in the third quarter. The misallocations have no impact on prior period expenses.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

2004 Activities

(in millions) Three months ended September 30, 2004	Pretax Benefit (Charge)
	Payment Services	Merchant Services	Card Issuing Services	All Other and Corporate	Totals
Restructuring charges	$(0.1)	$(0.8)	$(13.3)	$(0.2)	$(14.4)
Restructuring accrual reversals	—	—	0.2	0.1	0.3
Impairments	(0.4)	(0.1)	—	—	(0.5)
Litigation and regulatory settlements	—	(17.0)	—	—	(17.0)

Total pretax charges, net of reversals	$(0.5)	$(17.9)	$(13.1)	$(0.1)	$(31.6)

(in millions) Nine months ended September 30, 2004	Pretax Benefit (Charge)
	Payment Services	Merchant Services	Card Issuing Services	All Other and Corporate	Totals
Restructuring charges	$(3.0)	$(4.9)	$(20.7)	$(24.0)	$(52.6)
Restructuring accrual reversals	0.4	0.1	1.1	0.1	1.7
Impairments	(0.8)	(1.1)	—	(5.5)	(7.4)
Litigation and regulatory settlements	—	(32.4)	—	—	(32.4)
Other	—	(25.0)	—	—	(25.0)

Total pretax charges, net of reversals	$(3.4)	$(63.3)	$(19.6)	$(29.4)	$(115.7)

Restructuring charges

The restructuring charges were comprised of $14.3 million related to severance and $0.1 million related to facility closures for the three months ended September 30, 2004 and $45.9 million and $6.7 million for the nine months ended September 30, 2004, respectively. Severance charges resulted from the termination of approximately 230 and 715 employees across the organization for the three and nine months ended September 30, 2004, respectively, representing all levels of employees and approximately 1% and 2%, respectively, of the Company’s workforce. The following describes the nature and timing of the restructuring plans by segment:

Payment Services

•	Charges related to severance costs associated with the consolidation of various international functions into Dublin, Ireland. The restructuring plan was completed in the first quarter of 2004.

•	Charges also were incurred related to the lease termination of a facility due to the operations being combined with another FDC facility. This plan was completed in the second quarter of 2004.

Merchant Services

•	Severance charges resulted from the closure of certain FDC operations and locations, including a Cardservices International, Inc. (“CSI”) call center, a TeleCheck data center, a PayPoint Electronic Payment Systems (“PayPoint”) debit processing center and elimination of certain positions as a result of the Company’s reorganization done in conjunction with the Concord integration. All of the above noted restructuring plans were completed in 2004.

•	Severance charges also were incurred related to the continued integration of international support functions between the Merchant Services and Card Issuing Services segments that began in 2003. This restructuring plan was completed in the first quarter of 2004.

•	In connection with the dissolution of a joint venture, the Company paid for the severance of joint venture employees.

Card Issuing Services

•	Severance charges resulted from the integration of international support functions with Merchant Services as noted above. This plan was completed in the first quarter of 2004.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

•	Charges were incurred related to the lease buyout of a facility in the United Kingdom after it was determined that the facility could not fulfill the Company’s needs. This plan was completed in the first quarter of 2004.

•	Charges were recognized related to the integration of international operations, including the Cashcard acquisition and the associated effort to create operational efficiencies, which were completed in the third quarter of 2004.

•	Severance charges were recognized as part of the ongoing initiative to streamline operations both domestically and internationally. These plans were completed in the fourth quarter of 2004.

All Other and Corporate

•	Charges related to severance resulting from the consolidation of certain existing FDC administrative operations with Concord were recorded. This plan was completed in the first quarter of 2004. A restructuring of the purchasing and human resources departments was completed during the first three quarters of 2004.

•	There were a number of restructuring actions within eONE Global L.P. (“eONE”). eONE severance charges were a result of eONE’s decision to slow the rate of investment in certain product offerings due to market immaturity, controlling costs, the sale of an eONE business and reductions of the overall management structure at eONE. Part of these severance charges included the elimination of several senior management positions. A charge of $10.9 million related to certain of these senior managers also was incurred due to their right upon termination under certain circumstances to sell shares purchased at the time of eONE’s formation to eONE at the original purchase price. Certain of the restructuring plans were completed in the second quarter of 2004 with the remaining completed in the third quarter of 2004.

•	Charges also were incurred in the second quarter of 2004 related to a Corporate facility lease in Georgia as it was determined that the current facility could no longer fulfill the Company’s needs. The restructuring plan was completed in the second quarter of 2004.

The Company reversed $1.7 million of prior period restructuring accruals. Reversals related to changes in estimates regarding severance costs and lease terminations from restructuring activities in 2003, 2001 and 2000.

Impairments

•	The Payment Services and Merchant Services segment charges related to the write-down of leasehold improvements associated with certain domestic restructuring activities and an impairment of software that is no longer being fully utilized due to system decisions influenced by the integration of Concord.

•	The All Other and Corporate charges include the write-down of fixed assets and goodwill associated with facility closures which were part of the restructuring actions noted above and an impairment of First Data Mobile Payments Limited software due to diminished demand for a product offering in the first quarter of 2004.

Litigation and regulatory settlements

The Company recognized charges of $17.0 million and $32.4 million for the three and nine months ended September 30, 2004, respectively, related to a lawsuit associated with a consolidated merchant alliance in the Merchant Services segment. Minority interest benefits of $8.1 million and $15.4 million related to these charges were recognized in the minority interest line in the Consolidated Statements of Income for the three and nine months ended September 30, 2004, respectively.

Other

The Company recognized a $25.0 million pretax charge related to adjustments for TeleCheck accounting entries that originated primarily during 2002 and 2003.

Interest income

Interest income for the three and nine-month periods decreased due to the sale of certain marketable securities during the first quarter of 2005 and throughout 2004 which was partially offset by an increase in interest rates.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Interest expense

Interest expense increased due to increased interest rates as well as a higher average debt balance in the current period resulting from the issuance of $1 billion in debt during the third quarter of 2004 and $1 billion in debt issued during the second quarter of 2005. Interest expense is expected to continue to increase in the fourth quarter of 2005 and in 2006.

Investment gains and losses, net

During the first nine months of 2005, the Company recognized a gain of $21.4 million on the sale of CheckFree Corporation common stock, net of charges to exit related hedging instruments, as well as gains on the sales of other strategic investments. These gains were partially offset by other than temporary impairments of other investments.

The Company recognized a net investment gain in the third quarter of 2004 resulting from the sale of a minority investment in VIPS Healthcare Information Systems (“VIPS”) having sold the majority interest in 1998. The sale of its remaining minority interest in VIPS was made pursuant to the 1998 sale agreement which required First Data to sell its retained interest upon the occurrence of specified events. Partially offsetting this gain were the write down of investments related to e-commerce businesses, the dissolution of a joint venture and the sale of investments.

Divestitures, net

In the third quarter the Company recognized a pretax gain of $8.3 million upon the divestiture of its remaining interest in International Banking Technologies. During the nine months ended September 30, 2005 the Company also recognized a gain on the sale of a small business and reversed $4.2 million of divestiture accruals due to the expiration of certain contingencies.

In March 2004, the Company sold its 67% interest in GCA Holdings, LLC, the parent holding company of Global Cash Access LLC, which resulted in net proceeds of $435.6 million and a pretax gain of $263.8 million. The Company also reversed divestiture accruals of $1.3 million due to the expiration of certain exposures.

Income taxes

FDC’s effective tax rates on pretax income from continuing operations were 26.1% and 26.2% for the three and nine months ended September 30, 2005 and 26.9% and 26.8% for the same periods in 2004, respectively. The decrease in the effective tax rate for the third quarter of 2005 compared to the same period in 2004 resulted from a larger impact of non-taxable interest and an increased foreign tax rate differential, offset partially by recording a valuation allowance against the deferred tax asset associated with the First Data Mobile Payments intangible asset impairment. The release of reserves related to the expiration of a prior year statute also lowered the effective tax rate in 2005 but to a somewhat lesser extent than a corresponding release in 2004. The decrease for the nine months in 2005 resulted from the items noted above as well as certain discrete tax items in 2005 and 2004. In the second quarter 2005, the Company recorded a discrete net tax benefit of approximately $7 million related to certain items including the recognition of excess foreign tax credits and a reduction of a tax rate of a foreign subsidiary and the resulting change in its deferred tax balance. The benefit in the second quarter of 2004 of approximately $29 million included the favorable resolution of federal research and development credits and state income tax issues. The effective tax rate for the nine months ended September 30, 2005 versus the comparable period in 2004 also decreased slightly due to the March 2004 disposition of GCA. The calculation of the effective tax rate includes equity earnings in affiliates and minority interest in pretax income. The majority of minority interest and equity earnings relate to entities that are considered pass-through entities for income tax purposes.

Minority interest

The increase in 2005 minority interest expense for the three and nine months is attributable to lower minority interest expense in 2004 which resulted from a minority interest expense benefit recorded in conjunction with the first quarter 2004 restructuring and impairment charges related to eONE businesses and the second and third quarter 2004 charge related to an anticipated settlement of a lawsuit recognized in the Merchant Services segment. Partially offsetting the increases in minority interest expense is the absence of the minority interest expense associated with GCA that was sold in the first quarter of 2004.

Equity earnings in affiliates

The increase in equity earnings in affiliates for both periods is attributable predominantly to increased profit as a result of increased transaction volumes of certain merchant alliances.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Diluted earnings per share

Diluted earnings per share (“EPS”) from continuing operations was flat for the third quarter 2005 compared to the third quarter 2004 due to a decrease in net income resulting from the factors discussed above offset by fewer outstanding shares resulting from the purchase of treasury stock. The decrease in EPS for the first nine months of 2005 is due to a decrease in net income resulting most significantly from the gain on the sale of GCA recognized in 2004 offset partially by the items discussed above and the purchase of treasury stock.

Segment Results

For a detailed discussion of the Company’s principles regarding its operating segments, refer to “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Payment Services Segment Results

	Three Months Ended September 30,				Change
(in millions)	2005	% of Segment Revenue	2004	% of Segment Revenue	Amount	%
Revenues:
Transaction and processing service fees	$1,095.0	96%	$953.7	94%	$141.3	15%
Investment income, net (a)	35.9	3	57.0	6	(21.1)	(37)%
Other revenues	7.6	1	5.5	—	2.1	38%

	$1,138.5	100%	$1,016.2	100%	$122.3	12%

Operating profit (a)	$360.5		$332.3		$28.2	8%
Operating margin	32%		33%		(1)pt
Key indicators:
Consumer-to-consumer money transfer transactions (b)	30.32		24.79		5.53	22%
Consumer-to-business transactions (c)	40.47		36.48		3.99	11%

	Nine Months Ended September 30,				Change
(in millions)	2005	% of Segment Revenue	2004	% of Segment Revenue	Amount	%
Revenues:
Transaction and processing service fees	$3,118.0	96%	$2,718.1	91%	$399.9	15%
Investment income, net (a)	109.6	3	251.8	9	(142.2)	(56)%
Other revenues	23.3	1	14.9	—	8.4	56%

	$3,250.9	100%	$2,984.8	100%	$266.1	9%

Operating profit (a)	$1,013.9		$1,001.8		$12.1	1%
Operating margin	31%		34%		(3)pts
Key indicators:
Consumer-to-consumer money transfer transactions (b)	84.42		70.27		14.15	20%
Consumer-to-business transactions (c)	119.07		108.92		10.15	9%

(a)	For segment reporting purposes, Payment Services presents investment income and operating profit on a pretax equivalent basis (i.e., as if investment earnings on settlement assets, which are substantially all nontaxable, were fully taxable at FDC’s marginal tax rate). The revenue and operating profit impact of this presentation is eliminated in consolidation.

(b)	Consumer-to-consumer money transfer transactions include consumer-to-consumer money transfer services worldwide.

(c)	Consumer-to-business transactions include Quick Collect, EasyPay, PhonePay, Paymap’s Just-in-Time and Equity Accelerator services, and E Commerce Group’s SpeedPay transactions directly processed by E Commerce Group.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Summary

Payment Services segment revenue growth was driven most significantly by Western Union consumer-to-consumer money transfer revenue growth of 16% for the three and nine months ended September 30, 2005, over the same periods in 2004 due to increased transactions. Money transfer and bill payment transactions, classified as either consumer-to-consumer or consumer-to-business (as defined in notes (b) and (c) above), represent 86% of total segment revenues for the three and nine months ended September 30, 2005, and 85% and 83% for the three and nine month periods in 2004, respectively. Also contributing to the segment’s revenue growth for both the three and nine month periods was increased remittance processing resulting from new clients as well as growth in the prepaid business due to increased card shipments and transactions. The increases in revenue for both periods were offset partially by a decrease in investment income. Revenue growth for the nine months also was positively impacted by the inclusion of the former Concord operations for the full nine months in 2005 compared to activity from the date of merger in February 2004.

Transaction and Processing Service Fees and Other Revenue

Money Transfer / Bill Payment

Money transfer and bill payment transactions, classified as either consumer-to-consumer or consumer-to-business (as defined in notes (b) and (c) above), generated approximately $983 million and $2,809 million of revenue for the three and nine months ended September 30, 2005 compared to approximately $861 million and $2,473 million for the same periods in 2004, respectively. The remaining Payment Services’ transaction and processing service fee and other revenues include prepaid services, fee-based component of official check and money order, remittance processing, check processing, messaging services, other bill payment services not included in note (c) above, and transportation-related payment services businesses.

The following table illustrates the different components of consumer-to-consumer and consumer-to-business revenues as a percentage of the combined total for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Consumer-to-consumer:
International (a)	62%	60%	62%	59%
Domestic (b)	17	18	16	18
Mexico (c)	7	6	7	6
Consumer-to-business	14	16	15	17

	100%	100%	100%	100%

(a)	Represents transactions between and within foreign countries (excluding Canada), transactions originated in the U.S. destined for foreign countries and foreign country transactions destined for the U.S. Excludes all transactions between or within the U.S. and Canada and U.S. outbound transactions destined for Mexico as reflected in (b) and (c) below.

(b)	Represents all transactions between and within the U.S. and Canada.

(c)	Represents U.S. outbound transactions destined for Mexico.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Consumer-to-consumer

The table below illustrates performance indicators for the consumer-to-consumer money transfer business for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Consumer-to-consumer money transfer revenue growth	16%	16%	16%	17%
International money transfer revenue growth	19%	21%	19%	22%
Mexico money transfer revenue growth	23%	2%	20%	5%
Domestic money transfer revenue growth(a)	5%	8%	3%	8%
Consumer-to-consumer money transfer transaction growth	22%	18%	20%	19%
International money transfer transaction growth	28%	23%	26%	24%
Mexico money transfer transaction growth	20%	14%	19%	15%
Domestic money transfer transaction growth(a)	6%	8%	4%	8%
Agent locations (end of period)	242,000	202,000

(a)	Prior period amounts have been adjusted to include westernunion.com.

Consumer-to-consumer money transfer revenue grew during the three and nine months ended September 30, 2005 driven by international and Mexico money transfer growth. International money transfer transaction growth benefited from growth in the U.S. and European outbound businesses and strong growth in China, India and the Philippines, including the Philippines intra-country business. Growth in Mexico money transfer transactions for both the three and nine months ended September 30, 2005 was driven by growth in Western Union branded transactions, both the “In Minutes Service” and “Next Day Service.” Domestic money transfer transaction growth increased to 6% in third quarter 2005 compared to 4% in second quarter 2005. The lower transaction growth rates in domestic money transfer for the three and nine months ended September 30, 2005 compared to the same periods in 2004 are not specifically attributable to any single event. The Company expects the domestic transaction growth experienced in the first nine months of 2005 to continue in the fourth quarter of the year.

The spread between international money transfer transaction growth and revenue growth increased in the third quarter of 2005 compared to the same period in 2004. The increased spread is a result of strategic growth in Western Union’s international intra-country business (which has lower revenue per transaction than cross-border transactions), selected pricing adjustments in certain corridors and a decrease in the currency conversion benefit of the euro as discussed in more detail below. Pricing adjustments as a percentage of total Western Union money transfer revenue were consistent year-over-year.

Western Union expanded its agent network by approximately 9,000 agent locations during the third quarter of 2005, the majority of which were added internationally. Western Union’s U.S. same-store-sales transaction growth, which includes domestic transactions and westernunion.com, as well as transactions destined for Mexico and other countries, was 16% in the third quarter of 2005 compared to the third quarter of 2004.

Foreign currency exchange rates also impact consumer-to-consumer money transfer revenue. First, fluctuations in the exchange rates from one period to another may increase or decrease U.S. dollar denominated revenue when foreign-derived revenue is translated into U.S. dollars (a “currency conversion” impact). Second, depending upon fluctuations in foreign exchange rates between two currencies, a sender may need to transfer more or less cash to meet the recipient’s financial needs in the receive country. Management believes that both principal per transaction and revenue per transaction could be impacted by fluctuations in currency exchange rates between different send and receive currencies. Consumer-to-consumer revenue growth benefited from the currency conversion impact of the euro. For the three and nine months ended September 30, 2005, the exchange rates between the euro and the U.S. dollar resulted in a year-over-year benefit to revenue of $5.4 million and $29.1 million compared to $17.7 million and $63.4 million for the same periods in 2004, respectively, assuming a constant exchange ratio (i.e., as if there was no change in exchange rates from the same period in the previous year) between the euro and the U.S. dollar.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Consumer-to-business

The following table illustrates performance indicators for the consumer-to-business bill payment business (as previously defined above) for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Consumer-to-business transaction growth	11%	9%	9%	9%
Consumer-to-business revenue growth	5%	(2)%	3%	(2)%

Consumer-to-business growth is significantly impacted by the demand for the Company’s bill payment services shifting from traditional cash payment services to electronic bill payment services. Transaction growth in bill payment services is driven by growth in the SpeedPay and Paymap services. Consumer-to-business revenue growth improved in the three and nine months ended September 30, 2005 compared to the same periods in 2004 as a result of a slower rate of decline in the cash payments business and strong growth in electronic bill payment services. Consumer-to-business growth trends for the remainder of 2005 are expected to remain consistent with year-to-date results.

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

The decrease in investment income in the third quarter as well as the first nine months of 2005 is attributable to higher short-term interest rates, which resulted in higher official check commissions paid to agents, and no realized gains on the liquidation of certain portfolio investments partially offset by higher yields on certain investments, an increase in average investable balances and lower realized losses on derivative instruments used to hedge commissions paid to agents. Realized gains on the liquidation of certain portfolio investments were $18.0 million and $113.5 million for the three and nine months ended September 30, 2004, respectively. The investment portfolio balance is driven largely by sales of official checks by agents. The average investment portfolio balance increased 6% in third quarter 2005 compared to third quarter 2004 due to new business and growth in existing business. Results similar to the third quarter of 2005 are expected for the remainder of the year based on certain anticipated changes in interest rates. The decline in year-over-year Payment Services investment income growth rates is expected to lessen in the fourth quarter as there were no portfolio gains realized in the fourth quarter of 2004.

Operating profit

Payment Services’ operating profit (on a pretax equivalent basis) increased for the three and nine months ended September 30, 2005 versus the comparable periods in 2004 due to the increase in consumer-to-consumer money transfer revenue and its corresponding operating margin partially offset by the decrease in investment income. Operating margins for the same periods decreased since there were no realized gains on the liquidation of portfolio investments in the current periods compared to significant gains in 2004 as noted above. The operating profit growth rate is expected to improve in the fourth quarter of 2005 as there were no portfolio gains realized in the fourth quarter of 2004 while margins are expected to increase over the same period a year ago but remain fairly consistent with the current year-to-date margins.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Merchant Services Segment Results

	Three Months Ended September 30,				Change
(in millions)	2005	% of Segment Revenue	2004	% of Segment Revenue	Amount		%
Revenues: (a)
Transaction and processing service fees	$779.7	74%	$718.9	73%	$60.8		8%
Check verification and guarantee services	94.0	9	103.6	11	(9.6)		(9)%
Product sales and other	95.6	9	85.9	9	9.7		11%
Equity earnings in affiliates	66.0	6	53.3	5	12.7		24%
Other revenue	25.2	2	20.8	2	4.4		21%

	$1,060.5	100%	$982.5	100%	$78.0		8%

Operating profit (a)	$265.6		$247.7		$17.9		7%
Operating margin (a)	25%		25%		0pts
Key indicators: (a)
North America merchant transactions (b)	5,943.1		5,240.9		702.2		13%

	Nine Months Ended September 30,				Change
(in millions)	2005	% of Segment Revenue	2004	% of Segment Revenue	Amount		%
Revenues: (a)
Transaction and processing service fees	$2,223.0	74%	$1,973.4	73%	$249.6		13%
Check verification and guarantee services	280.3	9	304.2	11	(23.9)		(8)%
Product sales and other	273.6	9	248.4	9	25.2		10%
Equity earnings in affiliates	172.0	6	141.8	5	30.2		21%
Other revenue	70.8	2	55.4	2	15.4		28%

	$3,019.7	100%	$2,723.2	100%	$296.5		11%

Operating profit (a)	$688.4		$640.0		$48.4		8%
Operating margin (a)	23%		24%		(1	)pt
Key indicators: (a)
North America merchant transactions (b)	17,074.2		14,230.7		2,843.5		20%

(a)	2004 amounts exclude the discontinued operations of NYCE and the divested business of GCA.

(b)	North America merchant transactions include acquired VISA and MasterCard credit and signature debit, PIN-debit, electronic benefits transactions (“EBT”), and processed-only or gateway customer transactions at the POS. North America merchant transactions also include acquired ATM transactions, gateway transactions at ATMs, and STAR PIN-debit POS transactions received from other acquirers.

Summary

        Merchant Services segment revenue growth for third quarter 2005 was impacted positively by internal growth in the domestic and international businesses, increased transaction volumes, new revenue sharing agreements and international acquisitions. These items were offset partially by the loss of certain STAR clients contemplated in the merger with Concord and the sale and exit of certain portfolios and contracts in 2004. These offsetting items impacted revenue growth for the quarter by approximately 2%. Acquisitions benefited revenue growth by 1%. Debit network fees assessed by the debit networks benefited the segment’s revenue growth by approximately 3% for the quarter. Also affecting the growth rate was the decline in TeleCheck revenue. Revenues for the first nine months of 2005 were positively impacted by the inclusion of Concord operations for the full nine months in 2005 compared to activity from the date of merger in February 2004.

For the three and nine months ended September 30, 2005, international revenues were approximately 10% of total Merchant Services segment revenues compared to 8% for the same periods in 2004. International revenue growth of 31% and 33% for the three and nine months ended September 30, 2005 over the same periods in 2004, respectively, was driven by

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

internal growth and the Company’s continued international expansion which included the 2004 acquisitions of Cashcard and First Data Hellas, the 2005 acquisitions of EPI and the ICS alliance formed in 2005. Acquisitions before their respective anniversary dates contributed 13% and 17% to the international growth rate for the three and nine months ended September 30, 2005.

Transaction and processing service fee revenue and equity earnings in affiliates

The components of transaction and processing service fee revenue and equity earnings in affiliates for the three and nine months ended September 30, 2005 and 2004, respectively, are:

	Three Months Ended September 30,		Change
(in millions)	2005	2004	Amount	%
Acquiring revenue	$554.9	$528.9	$26.0	5%
Debit network fees	170.9	139.0	31.9	23%
Processing revenue charged to unconsolidated merchant alliances	53.9	51.0	2.9	6%

Total transaction and processing revenue	779.7	718.9	60.8	8%
Equity earnings in affiliates	66.0	53.3	12.7	24%

Total transaction and processing revenue and equity earnings in affiliates	$845.7	$772.2	$73.5	10%

	Nine Months Ended September 30,		Change
(in millions)	2005	2004	Amount	%
Acquiring revenue	$1,579.7	$1,474.2	$105.5	7%
Debit network fees	481.9	348.5	133.4	38%
Processing revenue charged to unconsolidated merchant alliances	161.4	150.7	10.7	7%

Total transaction and processing revenue	2,223.0	1,973.4	249.6	13%
Equity earnings in affiliates	172.0	141.8	30.2	21%

Total transaction and processing revenue and equity earnings in affiliates	$2,395.0	$2,115.2	$279.8	13%

Acquiring revenue, including merchant and network, is generated from the Company’s consolidated alliances, revenue sharing arrangements and owned portfolios and represents credit, signature debit, PIN-debit, stored value and loyalty card transaction processing services, including authorization, transaction capture and settlement, chargeback handling, call center assistance and dispute resolution. Other acquiring revenue is recognized, net of operating expenses, in equity earnings in affiliates for the Company’s proportionate share of the unconsolidated merchant alliances’ net income. The increase in acquiring revenue in the third quarter of 2005 was due to increased transactions, new revenue sharing agreements, international acquisitions (including First Data Hellas in 2004 as well as the ICS alliance and EPI in 2005) and an increase in overall card usage related to increases in the number of locations and transaction growth at existing merchants. These items were offset partially by the lost revenue due to the sale of a merchant portfolio in the fourth quarter of 2004 and to a lesser extent the exit of certain other portfolios in 2004, and the loss of certain STAR clients which were contemplated in the merger with Concord. Acquiring revenue growth for the nine months ended September 30, 2005 was impacted by the items noted above as well as the inclusion of Concord for the full nine months in 2005 compared to activity from the date of merger in February 2004 and the loss of certain STAR clients.

        Merchant PIN-debit transactions, including FDC acquired and STAR network transactions, have historically been the fastest growing type of transaction accounting for approximately 23% and 24% of total North America merchant transactions in both the three and nine months ended September 30, 2005, respectively, and 23% and 22% for the comparable periods in 2004, respectively. PIN-debit transactions continue to be the fastest growing type of transaction; however, comparing period to period, the Company’s growth rate for this type of transaction slowed in the second and third quarters 2005 due to a national merchant routing a portion of its debit transactions directly to a network provider as well as a STAR client deconversion anticipated in the merger. The recent development of routing transactions directly to network providers may benefit the Company as the STAR debit network may be a beneficiary of these types of transactions. The Company continues to see a shift in consumer behavior toward the use of PIN-debit cards from credit, signature debit, checks and cash. Strong

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

growth in PIN-debit is expected to continue with further penetration of PIN-debit capabilities at the Company’s regional and large national merchant clients.

Debit network fees are pass-through revenues (i.e. recognized in transaction and processing revenues and cost of services) associated with acquired PIN-debit transactions and have no margin. Debit network fees have no impact on equity earnings in affiliates as they are a net zero impact to the unconsolidated merchant alliances’ net income. The increase in debit network fees for third quarter 2005 compared to third quarter 2004 was driven by the continued growth of the PIN-debit transactions noted above. Partially offsetting this increase was a national merchant routing a portion of their PIN-debit transactions directly to the network provider. The increase in debit network fees for the nine months ended September 30, 2005 compared to the same period in 2004 is a result of the items discussed above and the inclusion of Concord for the full nine months in 2005 compared to activity from the date of merger in February 2004 offset partially by the loss of a low-margin merchant acquiring customer that generated significant debit network fees.

Processing revenue charged to unconsolidated merchant alliances represent revenues earned from providing processing services to those alliances. These processing fees are recognized as expense by the unconsolidated merchant alliances. Increased processing revenue charged to unconsolidated merchant alliances is attributable to similar factors as noted above in acquiring revenue.

Equity earnings in affiliates represent the Company’s proportionate share of the unconsolidated merchant alliances’ net income. When the Company does not have sufficient control to consolidate an alliance, its proportionate share of net income from this merchant business is recorded in equity earnings. The unconsolidated merchant alliances recognize acquiring revenue and debit network fees similar to the Company, as well as the processing fees outsourced to the Company, sales force and other administrative expenses. Increased equity earnings associated with unconsolidated merchant alliances is attributable to similar factors as noted above in acquiring revenue.

As discussed above, the financial results of the merchant alliance strategy appear both in transaction and processing service fee revenue and equity earnings in affiliates line items of the Consolidated Statements of Income, dependent upon whether the merchant alliance is consolidated or unconsolidated. As a result of this accounting treatment, the effect of a merchant moving from an unconsolidated alliance to a consolidated alliance would result in the reduction of processing revenue and equity earnings, which would be more than offset by a larger increase in acquiring revenue. The opposite would occur with a merchant moving from a consolidated to an unconsolidated alliance. Such movement of merchants may have a minimal impact on net income in an instance where the unconsolidated alliance is owned 50% by the Company and the consolidated alliance is owned 55% (i.e. only a 5% difference when considering minority interest expense). Although the net income impact in this instance may be minimal the revenue impact could be significant. The revenue impact would be further amplified by merchants that are mostly PIN-debit as there would be significant impact to debit network fee revenue and no impact to net income as these fees have no margin.

Check verification and guarantee services revenue

The decrease in check verification and guarantee services revenue in the third quarter resulted from price compression and the general decline in the paper check verification and guarantee volumes. The decrease in revenue for the full nine months resulted from the items discussed above partially offset by the inclusion of the former Concord Primary Payment Systems business for the full nine months in 2005 compared to activity from the date of merger in February 2004. The continued decline in paper check guarantee and verification volumes is a direct result of the increased trend by consumers to utilize debit and credit cards at the point-of-sale (“POS”) as discussed above. Although the trend of increased utilization of debit and credit cards at the POS is expected to continue, the Company expects that an expanded check relationship with Wal-Mart will help mitigate the decline in revenue in 2006 in comparison to 2005.

Product sales and other revenue

The increase in product sales and other revenues for the third quarter is attributable to an increase in sales and leasing of terminals. The increase in revenues for the full nine months resulted from increased sales and leasing of terminals as well as the inclusion of Concord for the full nine months in 2005 compared to activity from the date of merger in February 2004.

Operating profit

Merchant Services segment operating profit increased in the third quarter of 2005 compared to the third quarter of 2004 due to growth in transaction and processing service fee revenue, equity earnings in affiliates and product sales and other revenue as described above as well as cost savings associated with restructuring and integration activities in 2004 and 2005. These increases were partially offset by a portion of the expenses identified as relating to the integration of Concord and

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

reorganization of the Company along with increased expenses associated with sales force expansion. The growth in operating profit for the first nine months of 2005 compared to the first nine months of 2004 resulted from the factors discussed above as well as the inclusion of the former Concord operations for the full nine months of 2005 compared to activity from the date of merger in February 2004.

The integration of Chase Merchant Services and Paymentech will result in certain costs being incurred, including restructuring type costs, and certain synergies being realized from the consolidation of administrative and other functions. The costs are expected to be recognized through mid-2006.

Card Issuing Services Segment Results

	Three Months Ended September 30,				Change
(in millions)	2005	% of Segment Revenue	2004	% of Segment Revenue	Amount		%
Revenues: (a)
Transaction and processing service fees	$399.5	67%	$452.1	73%	$(52.6)		(12)%
Professional services	11.5	2	11.3	2	0.2		2%
Product sales and other	31.0	5	7.4	1	23.6		NM
Reimbursable postage and other	144.7	25	141.5	23	3.2		2%
Other revenue	7.1	1	7.3	1	(0.2)		(3)%

	$593.8	100%	$619.6	100%	$(25.8)		(4)%

Operating profit (a)	$116.2		$154.2		$(38.0)		(25)%
Operating margin (a)	20%		25%		(5	)pts
Key indicators:
North America issuer transactions (b)	1,988.0		1,830.1		157.9		9%

	Nine Months Ended September 30,				Change
(in millions)	2005	% of Segment Revenue	2004	% of Segment Revenue	Amount		%
Revenues: (a)
Transaction and processing service fees	$1,228.1	69%	$1,278.8	72%	$(50.7)		(4)%
Professional services	37.5	2	38.5	2	(1.0)		(3)%
Product sales and other	56.2	3	7.4	—	48.8		NM
Reimbursable postage and other	455.7	25	429.8	24	25.9		6%
Other revenue	17.8	1	20.7	2	(2.9)		(14)%

	$1,795.3	100%	$1,775.2	100%	$20.1		1%

Operating profit (a)	$343.7		$386.6		$(42.9)		(11)%
Operating margin (a)	19%		22%		(3	)pts
Key indicators:
Card accounts on file (end of period)
Domestic	402.5		389.4		13.1		3%
International	34.0		34.8		(0.8)		(2)%

Total	436.5		424.2		12.3		3%

North America issuer transactions (b)	5,821.6		4,894.8		926.8		19%

(a)	2004 amounts exclude the discontinued operations of the NYCE business.

(b)	North America issuer transactions include VISA and MasterCard signature debit, STAR ATM, STAR PIN-debit POS, and ATM and PIN-debit POS gateway transactions.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Summary

Card Issuing Services segment revenue decreased in the third quarter of 2005 due to account deconversions, pricing pressures and the loss of certain STAR clients. These factors were partially offset by an increase in contract termination fees, the acquisition of First Data Hellas in July 2004, growth in existing clients, and account conversions. The segment’s positive revenue growth in the first nine months of 2005 was driven by the addition of the former Concord businesses for the full nine months in 2005 compared to activity from the date of merger in February 2004, the acquisition of Cashcard in April 2004, and the offsetting items discussed above.

International revenues were approximately 20% of segment revenues for the three and nine months ended September 30, 2005, and 19% and 18% for the comparable periods in 2004, respectively. Total Card Issuing Services revenues benefited from conversion rate movements in the British pound and Australian dollar by approximately $0.2 million and $6 million for the three and nine months ended September 30, 2005 compared to $9 million and $29 million for the same periods in 2004, respectively, while operating profit slightly benefited for the corresponding periods.

Transaction and processing service fee revenue

Credit, retail and debit based revenue account for 80% and 81% of the segment’s domestic transaction and processing revenue for the three and nine months ended September 30, 2005, respectively, compared to 85% in both the same periods in 2004. The remaining domestic transaction and processing revenue relates to the Company’s output services which includes printing and embossing services for clients that do not process accounts on the Company’s system. The Company is performing an operational review of the credit, retail, and output services businesses in response to changes in the business environment and the change in the mix of these businesses over the last several years.

Results for 2005 were impacted adversely by deconversions, the largest of which were Bank One in the third and fourth quarters of 2004, Fleet and HSBC in the first quarter of 2005, and JPMorgan Chase in July 2005, as well as the loss of certain STAR clients, including Wells Fargo, Wachovia and Bank One. New business and account conversions are expected to partially offset the decline in revenue resulting from account deconversions.

Credit and retail based revenue

Credit and retail revenue combined declined in both the third quarter and first nine months of 2005 due to the adverse impact of credit account deconversions, as discussed above, and pricing pressures partially offset by an increase in retail revenue in both periods due to account conversions, as discussed below, as well as the impact of international acquisitions and growth from existing clients.

The shift from credit to retail and debit cards continues, as shown below, as the JPMorgan Chase accounts deconverted in July 2005 were credit accounts. The Company expects that retail accounts on file, which is approximately 58% of accounts on file, will remain at this level through the end of 2005. Retail account portfolios typically have a lower proportionate share of active accounts than credit account portfolios and product usage is different between the card types resulting in lower revenue per account. In addition, contract pricing at the customer level is dependent upon the mix of accounts (i.e. retail private label, private label co-brand, debit and credit), volume of accounts, transaction volume and product usage.

	September 30,
	2005	2004
Bankcard	19%	38%
Retail	58%	43%
Debit	23%	19%

The Company converted 47 million accounts during the first nine months of 2005, most of which were retail. In June 2005, the Company announced the signing of a long-term processing agreement with Citibank that expands its relationship to include processing services for both private label and private label co-branded accounts. At September 30, 2005, the Company had approximately 100 million accounts in the pipeline, the majority of which are retail private label and private label co-branded accounts and are scheduled to convert in 2006. After taking into consideration the conversion of the pipeline and anticipated deconversions, accounts on file at the end of 2005 are expected to be approximately 440 million.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Debit based processing revenue

Debit based processing revenue is driven primarily by the North America issuer transactions noted above. Domestic debit based processing revenues represented approximately 38% and 37% of domestic transaction and processing revenue for the three and nine months ended September 30, 2005, respectively, compared to 34% and 31% for the same periods in 2004, respectively. Debit based processing revenue decreased in the third quarter 2005 compared to 2004 due to the loss of Bank One, which was contemplated in the merger with Concord, and price compression offset partially by growth from existing clients. Debit based processing revenue increased for the first nine months of 2005 due to the items previously discussed as well as the inclusion of the former Concord operations for the full nine months of 2005 compared to activity from the date of merger in February 2004. Negatively impacting the nine months were the losses of Wells Fargo and Wachovia in the first half of 2004, which were contemplated in the merger with Concord. Price compression upon renewal of contracts and the change in client mix are anticipated to result in different growth rates in revenue and transactions. As noted above in the Merchant Services segment discussion, the Company continues to see a shift to the use of PIN-debit cards from credit, signature debit, checks and cash. These trends are expected to continue as PIN-debit transactions have been the fastest growing type of transaction.

Product sales and other revenue

The increase in product sales and other revenue resulted from the recognition of approximately $30 million in contract termination fees in 2005 compared to a substantially smaller amount of such fees in 2004.

Reimbursable postage and other revenue

The increase in reimbursable postage and other revenue is attributable to new business and internal growth partially offset by account deconversions.

Operating profit

Card Issuing Services segment operating profit decreased in the third quarter of 2005 compared to 2004 due to the items noted above. The decrease in operating profit for the first nine months of 2005 resulted from the items discussed above offset partially by the inclusion of the former Concord businesses for the full nine months in 2005 compared to activity from the date of merger in February 2004. The Company wrote-off capitalized costs associated with the contract termination fees noted above. Operating profit for the three and nine months benefited from cost savings associated with 2004 and 2005 restructuring activities. Operating margins for the three and nine months in 2005 declined compared to the same periods in 2004 as a result of the factors discussed above.

All Other and Corporate

	Three Months Ended September 30,		Percent Change
(in millions)	2005	2004
Revenues	$54.6	$65.2	(16)%
Operating loss	(31.8)	(8.5)	(274)%

	Nine Months Ended September 30,		Percent Change
(in millions)	2005	2004
Revenues	$169.5	$193.0	(12)%
Operating loss	(80.9)	(51.2)	(58)%

Revenues

The decrease in revenues for the third quarter of 2005 compared to the third quarter of 2004 resulted from a decrease in royalty income which is recurring in nature but fluctuates as to amount and timing as well as a decrease in interest income because of the liquidation of marketable securities in 2004 and the first quarter of 2005. The decrease in revenues for the first

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

nine months of 2005 compared to 2004 is due to reduced pricing on a contract, which went into effect on April 1, 2004, as well as the items discussed above.

Operating loss

Operating loss increased for the three and nine months ended September 30, 2005 compared to the same periods in 2004 due to expenses at the corporate business unit as well as less benefit from royalty income in 2005. The largest component of the increase in expenses related to legal costs associated with defending various patent litigation cases and litigation with Visa followed by the increase in corporate compliance costs.

As noted previously, the Company continues to assess the business opportunities around the First Data Mobile Payments business and its technologies, and certain employees continue to develop and sell its solutions. Since the business continues to be a going concern certain assets and the cumulative translation adjustment in equity remain on the balance sheet. Additionally, a valuation allowance has been recorded on the deferred tax asset related to the First Data Mobile Payments’ loss on impairment of intangible assets because the likelihood of realizing the future tax benefit is not considered more likely than not at this point in time. Both the cumulative translation adjustment and the tax benefit associated with the impairment of intangible assets could be recognized in a future period if the business were to be shutdown in its entirety.

Capital Resources and Liquidity

The Company’s sources of liquidity through the first nine months of 2005 were cash generated from operating activities, the proceeds received from the sales of CheckFree Corporation common stock and former Concord investments and the proceeds from the issuance of long-term debt. The Company believes its current level of cash and short-term financing capabilities along with future cash flows from operations are sufficient to meet the needs of its existing businesses. The Company may from time to time seek longer-term financing, as it did when it issued $1.0 billion of five and 10 year notes during the second quarter of 2005, to support additional cash needs or to reduce short-term borrowings. The following discussion highlights the Company’s cash flow activities from continuing operations during the nine months ended September 30, 2005 and 2004.

Cash and Cash Equivalents

Highly liquid investments (other than those included in settlement assets) with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates market value. At September 30, 2005 and December 31, 2004, the Company held $1,037.3 million and $895.4 million in cash and cash equivalents, respectively.

Excluded from cash and cash equivalents at September 30, 2005 and December 31, 2004 were cash of $285.4 million and $598.4 million, respectively. Such excluded amounts at September 30, 2005 and December 31, 2004 consisted of $193.0 million and $455.3 million, respectively, of regulatory required investments in connection with the money transfer operations and client covenants associated with the official check business; $70.0 million and $100 million, respectively, of required investments in connection with the Company’s First Financial Bank; as well as $22.4 million and $43.1 million, respectively, of escrowed funds and other. The escrowed funds primarily relate to installment payments on acquisitions. The majority of the decrease in cash excluded from cash and cash equivalents relate to the Company’s money transfer business. In previous periods the Company restricted cash equal to the money transfer agent receivable balance. The Company determined based on regulatory requirements, that certain of the Company’s investments also satisfied its fiduciary responsibility such that a lesser amount of cash is required to be restricted. Amounts excluded from cash and cash equivalents are included in “other assets” on the Consolidated Balance Sheets.

Cash held outside of the U.S. at September 30, 2005 and December 31, 2004 was $289.2 million and $268.1 million, respectively.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Cash Flows from Operating Activities from Continuing Operations

	Nine Months Ended September 30,
Source/(use) (in millions)	2005	2004
Net income from continuing operations	$1,187.9	$1,402.7
Depreciation and amortization	578.5	546.0
Other non-cash items and charges, net	6.4	(189.2)
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable	21.9	16.1
Other assets	69.6	50.2
Accounts payable and other liabilities	(185.3)	(99.4)
Income tax accounts	33.9	16.3

Net cash provided by operating activities from continuing operations	$1,712.9	$1,742.7

The increase in depreciation and amortization expense in 2005 is attributable to the February 2004 Concord acquisition and to a lesser extent increases in capitalized property, plant and equipment and capitalized payments to secure customer contracts partially offset by the disposition of GCA in March 2004.

Other non-cash items and charges include restructuring, impairments, litigation and regulatory settlements, other, investment gains and losses and divestitures, as well as undistributed earnings in affiliates. The sale of the Company’s 67% interest in GCA resulted in net proceeds of $435.6 million, as presented in investing activities, and a pretax gain of $263.8 million is included in other non-cash items and charges, net. The Company completed the sale of NYCE on July 30, 2004 to Metavante Corporation for the purchase price of $610.0 million, of which $389.6 million was the Company’s share. These proceeds, net of related expenses, approximate the Company’s carrying value of its investment in NYCE and are subject to potential adjustments contemplated in the agreement which will be determined at the end of 2005. As such, there was no impact to the other non-cash items but the proceeds are recognized in investing activities.

The change in accounts payable and other liabilities between years results from timing of payments for vendor invoices, payments to minority interest holders, pension contributions, and the 2004 bonus accrual that was paid in 2005 being higher than the previous year and less incentive compensation being accrued during 2005.

Cash Flows from Investing Activities from Continuing Operations

	Nine Months Ended September 30,
Source/(use) (in millions)	2005	2004
Current year acquisitions, net of cash acquired	$(254.7)	$(31.7)
Payments related to other businesses previously acquired	(60.1)	(40.2)
Proceeds from dispositions, net of expenses paid	9.9	826.1
Additions to property and equipment, net	(145.0)	(126.9)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(122.9)	(137.2)
Proceeds from the sale of marketable securities	223.6	701.3
Dividend received from discontinued operations	—	25.5
Other investing activities	240.8	(327.9)

Net cash provided by (used in) investing activities from continuing operations	$(108.4)	$889.0

        Current year acquisitions include expenditures made upon the formation of the ICS merchant alliance, the acquisition of 100% of EuroProcessing International, the signing of a merchant services alliance agreement with CitiCorp, and acquisitions of other merchant portfolios. In 2004 the Company acquired $546.0 million of cash in connection with the Concord merger which was offset by the purchase of Cashcard, the buyout of the TASQ minority interest, the purchases of merchant portfolios, the acquisition of First Data Hellas, and the purchase of a joint venture in the money transfer business. The Company anticipates funding in excess of $500 million in cash related to the Vigo Remittance Corp., APSS, KMPS and BNL acquisitions during the fourth quarter of 2005.

Proceeds from dispositions in 2004 relate to the sale of GCA and NYCE as noted above.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

During the nine months ended September 30, 2005 and 2004, payments related to other businesses previously acquired related to contingent consideration.

The following table discloses amounts capitalized related to customer contracts, conversion costs, systems development and property and equipment:

	Nine Months Ended September 30,
(in millions)	2005	2004
Customer contracts	$40.0	$23.4
Conversion costs	35.8	38.6
Systems development	46.3	74.3
Other intangible assets	0.8	0.9

Subtotal	122.9	137.2
Property and equipment	145.0	126.9

Total amount capitalized	$267.9	$264.1

Proceeds from the sale of marketable securities for the nine months ended September 30, 2005 include $97.9 million from the sale of CheckFree common stock, $83.3 million from the liquidation of Concord marketable securities acquired in the merger, and $42.4 million resulting from the sale and maturity of other investments held by the Company. The source of cash for the nine months ended September 30, 2004 includes the $643.0 million liquidation of Concord marketable securities, $37.6 million in proceeds from the sale of CheckFree common stock, and $20.7 million from the sale of other corporate investments.

The Company received $25.5 million for its proportionate share of the NYCE dividend paid during the nine months ended September 30, 2004. The payment of the dividend had no impact from a consolidated perspective but does from a continuing operations perspective as the offset to this amount is included in the discontinued operations line of cash flows from investing activities.

The source of cash for other investing activities for the nine months ended September 30, 2005 relates to the change in regulatory, restricted and escrow cash balances noted above in the Cash and Cash Equivalents discussion, the purchase of $53.7 million of investments related to the Company’s First Financial Bank, and other investing activity. The use of cash for other investing activities for the nine months ended September 30, 2004, relates to a $185.6 million change in regulatory, restricted and escrow cash balances, the purchase of $74.6 million of corporate investments and other securities and the payment of $67.7 million of Concord related pre-acquisition costs.

Cash Flows from Financing Activities from Continuing Operations

	Nine Months Ended September 30,
Source/(use) (in millions)	2005	2004
Short-term borrowings, net	$(385.8)	—
Proceeds from issuance of long-term debt	995.6	$995.5
Principal payments on long-term debt	(228.8)	(646.9)
Proceeds from issuance of common stock	218.8	440.5
Purchase of treasury shares	(1,953.3)	(3,415.7)
Cash dividends	(109.1)	(49.1)

Net cash (used in) financing activities from continuing operations	$(1,462.6)	$(2,675.7)

        The Company’s financing activities include net proceeds and cash outlays related to the issuance and paydown of commercial paper as well as other long-term debt and capital leases. The commercial paper balance was $209.9 million as of September 30, 2005. There was no commercial paper balance as of September 30, 2004 as the proceeds from the third quarter 2004 issuance of long-term debt were used to pay down the commercial paper balance. At September 30, 2005, the Company had a $1.5 billion commercial paper program that was supported by a $1.1 billion revolving credit facility, which was to expire on November 3, 2005. In October 2005 the Company terminated its $1.1 billion revolving credit facility and entered into a new $1.5 billion revolving credit facility to support its commercial paper program, which expires on October 24, 2010.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

On May 26, 2005, the Company issued $550 million of 4.50% senior notes due June 15, 2010 and $450 million of 4.95% senior notes due June 15, 2015. The Company received net proceeds of $547.9 million and $447.7 million from these issuances, respectively, which were used to repay outstanding commercial paper. In conjunction with the debt offering, the Company entered into one five year and two 10 year interest rate swaps with notional amounts totaling $550.0 million and $450.0 million, respectively, to receive interest at the coupon rate of the debt and to pay interest at a variable rate equal to LIBOR plus 0.2035% and 0.392%, respectively. The weighted-average interest rates on the five and 10 year notes on May 26, 2005 were 3.591% and 3.749%, respectively. In July 2005, the Company’s $200.0 million 6.75% medium-term note reached maturity and the Company repaid the principle balance.

As part of the Concord merger, the Company assumed the outstanding Federal Home Loan Bank (“FHLB”) loan payable balance of $131.6 million which was paid in full in March 2004. As part of the acquisition of Cashcard, the Company assumed $53.9 million of debt, of which $28.2 million was paid through September 30, 2004. The debt was paid in full as of December 31, 2004.

The Company’s current interest coverage ratio is approximately 12.0 to 1.0. The Company expects to continue to comply with all of its debt covenants.

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

Payments for capital leases were $28.8 million and $22.4 million for the nine months ended September 30, 2005 and 2004, respectively.

Proceeds from the issuance of common stock result from stock option exercises and purchases under the Company’s employee stock purchase plan.

The following table presents stock repurchase programs authorized by the Board of Directors from May 2003 through February 2005 disclosing total shares purchased under each program during the periods presented and the associated cost (in millions):

	Nine Months Ended September 30,
	2005		2004
	Shares	Cost	Shares	Cost
Share repurchase programs:
$1.145 billion, authorized May 2003	—	—	3.4	$145.8
$1.0 billion, authorized February 2004	—	—	23.3	1,000.3
$2.0 billion, authorized May 2004	—	—	36.3	1,548.1
$1.5 billion, authorized October 2004	22.3	$905.8	—	—
$2.0 billion, authorized February 2005	17.3	690.6	—	—

	39.6	$1,596.4	63.0	$2,694.2
Treasury stock purchases related to employee benefit plans	7.7	315.7	15.7	677.5

Total stock repurchases	47.3	$1,912.1	78.7	$3,371.7

At September 30, 2005, the Company had $1,309.6 billion remaining under board authorized stock repurchase programs. The difference between the cost of shares repurchased noted in the table above and the amount reflected in the Consolidated Statements of Cash Flows is due to timing of trade settlements.

During the first nine months of 2005, the Company paid $109.1 million in dividends compared to $49.1 million during the first nine months of 2004. The increase is due to the Company increasing its quarterly dividend from $0.02 in 2004 to $0.06 for common stockholders of record as of April 1, 2005.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

The Company has $104.9 million in outstanding letters of credit at September 30, 2005 of which nearly all expire in 2006, with a one-year renewal option. The letters of credit are held in connection with certain business combinations, lease arrangements, bankcard association agreements and agent settlement agreements. The Company expects to renew the letters of credit prior to expiration.

Significant non-cash transactions during 2005 included the Company awarding 460,000 shares of restricted stock to executive officers. In September 2005, 85,000 shares related to this issuance were cancelled and the associated expense reversed.

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

Off-Balance Sheet Arrangements

Other than facility and equipment leasing arrangements, the Company does not engage in off-balance sheet financing activities. Rent expense related to synthetic operating leases was $1.7 million and $0.5 million for each of the three months ended September 30, 2005 and 2004, respectively and $4.3 million and $1.3 million for the comparable nine-month periods.

The Company has guaranteed the value realizable from the sale of a property at the end of its lease term. The Company is responsible for the difference between the assumed net sale proceeds for the facility and the total costs financed which exceeds the guarantee value of approximately $50.5 million. At September 30, 2005, the Company had a $46.9 million liability assumed in the Concord purchase business combination related to the excess of the total cost financed and other carrying costs over the assumed net sale proceeds.

Contractual Obligations

There have been no material changes in the Company’s contractual obligation and commercial commitments from those reported at December 31, 2004 in the Company’s Annual Report on Form 10-K except as mentioned below.

On May 26, 2005, the Company issued $550 million of 4.50% senior notes due June 15, 2010 and $450 million of 4.95% senior notes due June 15, 2015.

Critical Accounting Policies

The Company’s critical accounting policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2004 Annual Report on Form 10-K.

New Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payment,” which is a revision of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. SFAS 123R requires all share-based payments to employees to be recognized in the income statement based on their grant date fair values over the corresponding service period and also requires an estimation of forfeitures when calculating compensation expense. SFAS 123R permits public companies to adopt its requirements using one of three methods: the “modified prospective” method, the “modified retrospective” method to January 1, or the “modified retrospective” method to all prior years for which SFAS 123 was effective. The Company will adopt SFAS 123R following the modified prospective method. On April 14, 2005, the Securities and Exchange Commission (the “Commission”) issued an announcement amending the compliance dates for SFAS 123R. Under SFAS 123R registrants

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

would have been required to implement the standard as of the beginning of the first interim or annual period that began after June 15, 2005. The Commission’s new rule allows companies to implement SFAS 123R at the beginning of the next fiscal year beginning after June 15, 2005. The Company will adopt SFAS 123R in the first quarter of 2006.

As permitted by SFAS 123, the Company currently follows APB Opinion No. 25 which accounts for share-based payments to employees using the intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R fair value method will have a significant impact on the Company’s results of operations. Had the Company adopted SFAS 123, the impact on diluted EPS would have been $0.03 and $0.11 for the three and nine months ended September 30, 2005, respectively. Providing the Company’s incentives are similar to the current structure, adopting SFAS 123R in 2006 is expected to have a similar impact on diluted EPS before consideration of the treatment of retirement vesting discussed below.

Certain of the Company’s employee share-based compensation awards have terms that provide for vesting to continue after retirement. The Company historically has accounted for this type of arrangement by recognizing pro forma compensation cost over the stated vesting period for the SFAS 123 pro forma disclosures. Upon adoption of SFAS 123R, compensation cost will be recognized over a shorter period that ends with retirement eligibility for awards granted subsequent to the adoption of SFAS 123R while grants occurring before adoption of SFAS 123R will be expensed under a methodology consistent with the Company’s historical practice of expensing over the stated vesting period.

The impact of applying SFAS 123R requirements for accelerated expense recognition noted above compared to the Company’s current methodology of expensing over the stated vesting period would have impacted pro forma SFAS 123 compensation expense, net of tax, by a $0.2 million benefit for the three months ended September 30, 2005 and a $3.4 million additional expense for the nine months ended September 30, 2005. The impact for the three and nine months ended September 30, 2004 would have been a benefit of $0.5 million and additional expense of $7.5 million, respectively.

In July 2005, the FASB issued an Exposure Draft of a proposed interpretation “Accounting for Uncertain Tax Positions - an interpretation of FASB Statement No. 109.” The interpretation would require that an enterprise recognize in its financial statements the best estimate of the impact of a tax position only if that position is probable of being sustained on audit based solely on the technical merits of the position. In evaluating whether the probable recognition threshold has been met, this proposed interpretation would require the presumption that the tax position will be evaluated during an audit by taxing authorities. The interpretation is expected to be effective beginning in the first fiscal year that ends after December 15, 2005. The Company is assessing the potential impact of adopting the interpretation in its current form.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the 2004 Annual Report on Form 10-K related to the Company’s exposure to market risk from interest rates or foreign currency.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to cause information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported with the time periods specified in SEC rules and forms. The Company has evaluated, under the supervision of its Chief Executive Officer and Chief Financial Officer, the effectiveness of disclosure controls and procedures as of September 30, 2005. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005, to ensure that material information regarding the Company is made known to management, including the Chief Executive Officer and Chief Financial Officer, to allow the Company to meet its disclosure obligations.

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

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of First Data Corporation

We have reviewed the consolidated balance sheet of First Data Corporation as of September 30, 2005, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2005 and 2004, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2005 and 2004. These financial statements are the responsibility of the Company’s management.

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

November 7, 2005

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. None of these matters, either individually or in the aggregate, currently is material to the Company except those matters reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “Annual Report”) and Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2005 and June 30, 2005 (the “Quarterly Reports”). There were no material developments in the litigation matters previously disclosed in the Annual Report and Quarterly Reports except as discussed below.

In the VISA U.S.A. Inc. Litigation matter, on August 16, 2005 the United States District Court for the Northern District of California denied VISA’s summary judgment motion seeking to establish as a matter of law that VISA is a single entity and entered an order granting the Company’s summary judgment motion establishing that VISA had no standing to pursue its trademark claims.

In the Brennan v. Concord, et al. matter, on August 22, 2005, the United States District Court for the Northern District Court of California consolidated all of the ATM interchange cases pending against the defendants in Brennan, which will now be referred to collectively as the “ATM Fee Antitrust Litigation.”

In the In Re: Concord EFS, Inc. Securities Litigation, on October 21, 2005, the United States District Court for the Western District of Tennessee gave final approval of a settlement providing $13.3 million to the plaintiffs, of which approximately $13 million will be paid by Concord’s insurers with the balance by Concord.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about the Company’s purchases of shares of the Company’s common stock during the third quarter ended September 30, 2005:

	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2005	2,791,300	$40.533	1,601,300	$1,495,552,353
August 1 – 31, 2005	4,211,000	$41.985	2,311,000	$1,398,689,920
September 1 – 30, 2005	3,390,000	$41.641	2,140,000	$1,309,584,115

Total	10,392,300	$41.483	6,052,300

(1)	The number of shares repurchased in open-market transactions through a repurchase program for the Company’s employee benefit plans was as follows:

Month	Shares
July 1 – 31, 2005	1,190,000
August 1 – 31, 2005	1,900,000
September 1 – 30, 2005	1,250,000

(2)	In February 2005, the Company’s Board of Directors authorized the repurchase of up to $2 billion of shares of the Company’s common stock. As of September 30, 2005, the remaining authorization for stock repurchases was approximately $1.3 billion.

ITEM 6.	EXHIBITS

10.1	Revolving Credit Agreement, dated as of October 24, 2005, among First Data Corporation, the banks named therein, as lenders, Wachovia Bank, National Association, as administrative agent, Wells Fargo Bank, National Association, as syndication agent, JPMorgan Chase Bank, N.A., Barclays Bank PLC and Citibank, N.A., as documentation agents and Wachovia Capital Markets, LLC and Wells Fargo Bank, National Association, as joint lead arrangers and joint book runners (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed October 27, 2005).

10.2	Form of Restricted Stock Grant Agreement under the First Data 2002 Long-Term Incentive Plan for Executive Committee members.

10.3	Form of Non-Qualified Stock Option Agreement under the First Data 2002 Long-Term Incentive Plan for Section 16 Executive Committee members.

10.4	Form of Non-Qualified Stock Option Agreement under the First Data 2002 Long-Term Incentive Plan for Section 16 non-Executive Committee members.

10.5	Form of Non-Qualified Stock Option Agreement under the First Data 2002 Long-Term Incentive Plan for employees other than Executive Committee members.

10.6	Form of Non-Qualified Purchased Stock Option Agreement under the First Data 1993 Director’s Stock Option Plan.

10.7	Form of Non-Qualified Stock Option Agreement under the First Data 1993 Director’s Stock Option Plan.

10.8	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on September 30, 2005).

12	Computation of Ratio of Earnings to Fixed Charges.

15	Letter from Ernst & Young LLP Regarding Unaudited Interim Financial Information.

31.1	Certification of President and Chief Executive Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

99	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST DATA CORPORATION (Registrant)

Date: November 9, 2005	By	/s/ Kimberly S. Patmore
Kimberly S. Patmore Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 9, 2005	By	/s/ Jeffrey R. Billat
Jeffrey R. Billat Vice President and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Revolving Credit Agreement, dated as of October 24, 2005, among First Data Corporation, the banks named therein, as lenders, Wachovia Bank, National Association, as administrative agent, Wells Fargo Bank, National Association, as syndication agent, JPMorgan Chase Bank, N.A., Barclays Bank PLC and Citibank, N.A., as documentation agents and Wachovia Capital Markets, LLC and Wells Fargo Bank, National Association, as joint lead arrangers and joint book runners (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed October 27, 2005).

10.2	Form of Restricted Stock Grant Agreement under the First Data 2002 Long-Term Incentive Plan for Executive Committee members.

10.3	Form of Non-Qualified Stock Option Agreement under the First Data 2002 Long-Term Incentive Plan for Section 16 Executive Committee members.

10.4	Form of Non-Qualified Stock Option Agreement under the First Data 2002 Long-Term Incentive Plan for Section 16 non-Executive Committee members.

10.5	Form of Non-Qualified Stock Option Agreement under the First Data 2002 Long-Term Incentive Plan for employees other than Executive Committee members.

10.6	Form of Non-Qualified Purchased Stock Option Agreement under the First Data 1993 Director’s Stock Option Plan.

10.7	Form of Non-Qualified Stock Option Agreement under the First Data 1993 Director’s Stock Option Plan.

10.8	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on September 30, 2005).

12	Computation of Ratio of Earnings to Fixed Charges.

15	Letter from Ernst & Young LLP Regarding Unaudited Interim Financial Information.

31.1	Certification of President and Chief Executive Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

99	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements.