Form 10-K
period 2005-12-31
FIRST DATA CORP
filed 2006-02-24
CIK 883980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 001-11073

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Common shares of the registrant outstanding at January 31, 2006 (excluding treasury shares) were 767,107,406. The aggregate market value, as of June 30, 2005 of such common shares held by non-affiliates of the registrant was approximately $31.0 billion. (Aggregate market value estimated solely for the purposes of this report. This shall not be construed as an admission for the purposes of determining affiliate status.)

DOCUMENTS INCORPORATED BY REFERENCE

Part III: Portions of Registrant’s Proxy Statement relating to the Annual Meeting of

Stockholders to be held on May 10, 2006.

PART I

ITEM 1.    BUSINESS

General

First Data Corporation (“FDC” or “the Company”), incorporated in Delaware in 1989, was established in its current form in 1992 through an initial public offering in connection with a spin-off from American Express. FDC operates electronic commerce, payment services and customer account management businesses which are reported in three business segments. The following provides a brief overview of the segment operations:

Payment Services Segment

In the Payment Services segment, the Company provides money transfer and bill payment services to consumers and businesses whether they are from one location to another, or through the issuance of an official check or money order by a bank or other institution. The money transfer and bill payment services are provided through agent networks that consist of approximately 271,000 agent locations in more than 200 countries and territories.

Merchant Services Segment

In the Merchant Services segment, the Company provides merchant and debit network acquiring and processing services, automated teller machine (“ATM”) processing and check verification and guarantee services. These services facilitate the acceptance of consumer transactions at the point of sale (“POS”), whether it is transactions at a physical merchant location, over the internet or at an ATM.

Card Issuing Services Segment

In the Card Issuing Services segment, the Company provides credit, debit, private-label, loyalty, smartcard and debit network issuing and processing services. These services include account maintenance, transaction authorization and posting, statement generation and printing, embossing, fraud and risk management services and settlement.

All Other and Corporate

The remainder of the Company’s business units are grouped in the “All Other and Corporate” category, which includes voice-center services, Interactive Voice Response (“IVR”) services and various forms of facilitating government payments.

A more detailed description of the Company’s segments can be found below.

Operating Locations

Each of the Company’s three business segments has a domestic and international presence through various regional or country offices where sales, customer service and/or administrative personnel are based. These international operations generate revenues from customers and consumers located and operating outside of the United States. In 2005, revenues generated from processing transactions at locations within the United States (domestic) and outside of the United States (international) were 92% and 8% of FDC’s consolidated revenues, respectively. Long-lived assets attributable to domestic and international operations as percentages of FDC’s total long-lived assets as of December 31, 2005 were 89% and 11%, respectively. No individual foreign country is material to the Company’s total revenues or long-lived assets. Further financial information relating to the Company’s international and domestic revenues and long-lived assets is set forth in Note 17 to the Company’s Consolidated Financial Statements in Item 8.

Concord Merger

On February 26, 2004 the Company completed its merger with Concord EFS, Inc. (“Concord”). FDC and Concord each had distinct strengths in product lines and markets that in combination provided financial institutions, retailers and consumers with a broader spectrum of payment options, greater input into the future direction of the electronic payments industry and access to new technologies and global markets. The all-stock transaction resulted in a total purchase price of approximately $6.9 billion, including acquisition-related costs.

Acquisitions and Dispositions

In March 2004 the Company sold its 67% interest in GCA Holdings, LLC, the parent holding company of Global Cash Access LLC (“GCA”). GCA is a supplier of cash access and customer relationship marketing technologies to the gaming industry.

The Company divested its 64% ownership of NYCE Corporation (“NYCE”), an electronic funds transfer network, as a result of the merger with Concord. The Company completed the sale of NYCE on July 30, 2004 to Metavante Corporation.

In July 2004 the Company acquired Delta Singular Outsourcing Services S.A. (subsequently renamed “First Data Hellas”), the former payment processing and outsourcing division of Delta Singular S.A. located in Greece. First Data Hellas provides payments processing and outsourcing services including card processing, ATM and point of sale driving and call center support.

The Company acquired 100% of Vigo Remittance Corp. (“Vigo”) in October 2005, a provider of consumer-to-consumer money transfer services to various countries. The acquisition expands the Company’s money transfer business primarily in the Latin American and Caribbean regions.

Refer to Note 4 of the Company’s Consolidated Financial Statements in Item 8 for a complete discussion of the Company’s acquisitions and dispositions.

Spin-off of Western Union

On January 26, 2006 the Company announced its intention to separate the Western Union money transfer business (a component of the Payment Services segment) into an independent publicly traded company through a spin-off of 100% of Western Union to FDC shareholders. The spin-off is intended to be tax free to the shareholders and completion is expected in the second half of 2006. At this point the Company has not made any decisions regarding its capital structure or other significant matters. The spin-off is subject to certain conditions, including regulatory approvals, the receipt of a favorable tax ruling from the Internal Revenue Service and final approval by FDC’s Board of Directors.

Upon completion of the spin-off the shareholders will have separate ownership interests in FDC and Western Union. Western Union will consist of FDC’s consumer-to-consumer and consumer-to-business money transfer businesses (including the Western Union, Vigo and Orlandi Valuta brands), and related businesses. FDC and Western Union will each be independent and have separate public ownership, boards of directors and management. To facilitate Western Union’s separation from FDC, the companies will continue certain existing arrangements during a transition period following completion of the spin-off.

The Company will incur incremental costs to effect the spin-off. These costs will be included in operating expenses. The Company will identify and disclose these amounts each period through the date of the spin-off.

This report describes FDC as structured and operated in 2005.

First Data Products and Services Segment Information

Financial information relating to each of the Company’s segments is set forth in Note 17 to the Company’s Consolidated Financial Statements in Item 8. A discussion of factors potentially affecting the Company’s operations is set forth in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company does not have any significant customers that account for 10% or more of total consolidated revenues. Refer to the following segment discussions, which address significant customer relationships within each segment.

Payment Services Segment

The Payment Services segment consists of the following service and product offerings:

•	Consumer-to-consumer money transfers;

•	Consumer-to-business bill payment services;

•	Official checks and money orders;

•	Prepaid services; and

•	Transportation-related payment services.

With regards to the above noted spin-off, the consumer-to-consumer money transfer and the consumer-to-business bill payment services described below comprise the vast majority of the businesses being spun-off to shareholders.

A brief explanation of the segment’s service and product offerings is presented below.

Payment Services revenues from external customers, operating profit, and assets represent the following percentages of FDC’s consolidated revenues, total reported segment and all other and corporate operating profit, and consolidated assets:

	2005	2004	2003
Revenue from external customers	40%	38%	40%
Operating profit	52%	48%	56%
Assets	53%	53%	66%

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

Growth in the Payment Services business is derived from continued investment in the Western Union brand, expansion of the agent network that follows immigration patterns, emphasis on ethnic locations and localized marketing, balancing send and receive locations, and new products and services. Western Union’s agent network includes banks, post offices, large merchants and independent agents. Growth is further supported by expansion of westernunion.com and the loyalty card program, improvements in the POS experience, and corridor marketing and pricing strategies.

The majority of the segment’s revenues are derived from money transfer transactions. Consumer-to-consumer and consumer-to-business transactions generated 87%, 84% and 82% of the segment’s revenues for the years ended December 31, 2005, 2004 and 2003, respectively. The table below presents the components of consumer-to-consumer and consumer-to-business revenues as a percentage of the combined total:

	Year ended December 31,
	2005	2004	2003
Consumer-to-consumer:
International (a)	62%	60%	56%
Domestic (b)	16%	18%	19%
Mexico (c)	7%	6%	7%
Consumer-to-business	15%	16%	18%

(a)	Represents transactions between and within foreign countries (excluding Canada), transactions originated in the U.S. destined for foreign countries and foreign country transactions destined for the U.S. Excludes all transactions between or within the U.S. and Canada and U.S. outbound transactions destined for Mexico as reflected in (b) and (c) below.
(b)	Represents all transactions between and within the U.S. and Canada.
(c)	Represents U.S. outbound transactions destined for Mexico.

Consumer-to-consumer money transfer

The Company provides money transfer services to people who periodically need to send funds to family and friends in other locations, or to send or receive cash quickly in emergency situations. As providers of consumer-to-consumer non-bank money transfer services, Western Union, Vigo Remittance Corp., and Orlandi Valuta branded operations have an agent network of nearly 73,000 agent locations in North America (United States, Canada and Mexico) and more than 198,000 international agent locations that provide consumer-to-consumer money transfer services in more than 200 countries and territories.

The Company enters into agency agreements with third parties to provide its money transfer services. Outside North America, many of the agreements are with banks and national post offices. Certain agents of the Company maintain sub-agent networks within their territory. In a typical consumer-to-consumer money transfer transaction, a consumer goes to one of the Company’s third-party agent locations, completes a form and pays the agent a fee. The sending agent enters the transaction data into the Company’s data processing system, from which it is processed and made available for payment at agent locations throughout the Company’s network. The intended recipient of the money transfer can enter any agent location in the destination country and the agent pays out the transferred amount upon presentation of identification by the recipient. The fee paid by the sender generally is based on the principal amount of the transaction and the location to which the funds are to be transferred. This transaction fee is set by Western Union and is recorded as revenue. The Company derives additional revenue from currency exchange spreads on money transfers that are paid out in a currency other than the one that was sent. These spreads are the difference between the retail currency exchange rate provided to the individual consumer and the wholesale rate received when Western Union trades in larger blocks of currencies in the international money market. Generally, there are two agent locations involved in a money transfer transaction, the agent initiating the transaction (the “send agent”) and the agent disbursing funds (the “receive agent”). The send and receive agents each earn a commission generally based on a percentage of the fee charged to the customer. These commissions are included in “cost of services” in the Consolidated Statements of Income. Some agents outside the U.S. also receive additional commissions based on a portion of the foreign exchange revenue associated with money transfer transactions.

Approximately 80% of the Company’s consumer-to-consumer transactions involve at least one non-U.S. location. The growing number of people that migrate outside of their country of origin presents potential benefits for the Company’s consumer-to-consumer business for the future.

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

Consumer-to-business bill payment services

Payment Services offers several cash and e-commerce bill payment services, including enabling transferring payments from consumers to utility companies, collection agencies, finance companies, mortgage lenders, and other billers.

Official checks and money orders

The Company issues official checks, which are sold primarily through financial institutions, and money orders, which are sold at financial institutions (financial institution money orders) and, under the Western Union brand, at nonbank retail locations (retail money orders). Official checks serve as an alternative to a bank’s own disbursement items such as cashiers or bank checks.

The Company’s money order and official check services generate revenue primarily through its ability to invest funds pending settlement. The Company invests these funds in high-quality investments to minimize its exposure to credit risks. These investments primarily are in high-quality, tax-free municipal bonds. In a retail money order transaction, a consumer purchases a money order from an agent. The agent selling the money order generally remits the funds collected from the consumer to the Company within a matter of days of the transaction date. An agent generally does not receive a commission on the sale of a money order, but is compensated by charging a fee to the consumer. In an official check transaction, a consumer will procure an official check from one of the Company’s agents, typically a financial institution. The official check agent generally is required to remit the funds collected from the consumer to the Company the following day. The Company pays its official check agents commissions based on short-term variable interest rates and the balance of outstanding official checks attributable to the individual agent. The Company nets the commissions paid to official check agents against the revenues it earns from its investments.

Prepaid services

Prepaid service businesses develop, implement and manage prepaid stored-value card issuance and processing services for retailers (i.e., gift cards) and others. The full-service stored-value/gift card program offers transaction processing services, card acquisition and customer service for over 200 national brands. In addition, Western Union’s prepaid service business markets a Western Union branded stored-value card and provides prepaid phone and stored-value card top-up services for third parties.

Transportation-related payment services

The Company provides payment processing, settlement and specialized reporting services for transportation companies and owns and operates ATMs at truck stops. EFS Transportation Services Inc. (“EFSTS”) is a closed loop payment processing system for transportation companies in the United States. Its products offer transportation drivers a convenient way to purchase fuel, access cash and pay for repairs while on the road. Transportation companies use the processing system to manage their business daily through the internet or real time via a direct connection to a host. EFSTS also owns and operates ATM machines in truck stop locations across the United States.

Payment Services Intellectual Property

FDC owns many trademarks, patents and other intellectual property that are important to its future success. The only intellectual property right which is individually material to the Company within the Payments Services segment is the Western Union trademark. The Western Union trademark is widely recognized and is associated with quality and reliable service. Loss of the proprietary use of the Western Union trademark or a diminution in the perceived quality associated with that name could harm the Company’s growth in the money transfer business. Similar to the Western Union trademark, the Vigo and Orlandi Valuta trade names are widely recognized and important to the Company within their respective corridors.

Most of the segments’ services and products are based on proprietary software that is updated to meet customer needs and remain competitive. The Company has programs to protect its proprietary software and related patents, as it seeks to offer distinctive services and products to customers to help differentiate it from competitors. The patent protection associated with the Company’s systems and software expires at different times over the next one to 20 years.

Payment Services Segment Competition

In the Payment Services segment, Western Union’s money transfer and bill payment businesses compete with established financial institutions, international and regional money transfer providers and numerous niche or corridor providers as well as couriers, mail services and informal networks that deliver money. The Company also competes with bank wire transfer services. Companies using emerging technology associated with the internet, ATMs and other media are also providing money transfer services in ways that compete with Western Union. The money transfer market to Mexico is the segment’s most competitive market due to the focus on the market from Western Union’s competitors and many niche providers of similar services. In addition, the Company faces several smaller established competitors in providing commercial money transfer and bill payment services. FDC’s official check and money order businesses compete primarily with financial institutions with in-house check products and with postal money orders and official checks as well as money orders of other providers.

The most significant competitive factors in the Payment Services segment relate to brand, price, distribution network, POS customer experience, and, in various forms, customer relationship management. The Payment Services business is further impacted by new technologies that expand consumer choices and changes in the regulatory landscape regarding governmental initiatives focused on “know-your-customer” regulations and other related programs.

Payment Services Seasonality

Payment Services segment revenues generally tend to be highest in the fourth quarter due to the holiday season in the United States and other countries and lowest in the first quarter. Operating profit is affected by the same seasonal trends. Seasonality does not have a significant impact on the results of operations.

Payment Services Agent Location Backlog

Western Union continued to expand its agent base through new signings domestically and internationally during the year. As of January 31, 2006, Western Union had a backlog of approximately 17,000 agent locations. The acquisition of Vigo Remittance Corporation contributed nearly 18,000 physical agent locations in 2005.

Payment Services Geographic Mix and Revenues

No individual foreign country accounted for more than 7%, 7% and 6% of the segment’s revenues from external customers for the years ended December 31, 2005, 2004 and 2003, respectively. Revenues generated from foreign currency spreads represented 13%, 12% and 11%, respectively, of Payment Services revenues from external customers for the years ended December 31, 2005, 2004 and 2003, respectively.

Payment Services Significant Customers

No individual customer makes up greater than 10% of the Payment Services segment revenue. Certain Western Union agents facilitate a large number of transactions; however, no individual agent accounts for greater than 6% of Payment Services revenue from external customers.

Payment Services Marketing

Marketing efforts support both short-term initiatives such as promotions in mature markets, as well as long-term initiatives like building brand awareness in China and India and other countries. The expected impact on transactions related to increased marketing may be immediate, or may develop over time as distribution expands and brand awareness increases. Included in marketing is the Customer Relationship Management (“CRM”) initiative. The goal of CRM is to satisfy, retain and increase the lifetime value of every consumer who uses Western Union. The global loyalty card program, an integral piece of this initiative, is available in 56 countries with more than 5 million cards in use by customers. The loyalty program offers customers benefits including faster service at the point-of-sale, rewards such as free phone time, and service enhancements including remittance protection insurance. Consumer databases, built and maintained in more than 20 specific countries, complement the loyalty program, by supporting targeted marketing programs and cross-sell opportunities.

Merchant Services Segment

The Merchant Services segment is comprised of:

•	Merchant acquiring and processing services;

•	Debit network acquiring and processing services; and

•	Check verification and guarantee services.

Merchant Services revenues from external customers, operating profit, and assets represent the following percentages of FDC’s consolidated revenues, total reported segment and all other and corporate operating profit, and consolidated assets:

	2005	2004	2003
Revenue from external customers	36%	36%	29%
Operating profit	36%	37%	33%
Assets	35%	34%	21%

Description of Merchant Services Segment Operations

In the Merchant Services segment, the Company’s revenues are derived primarily from transaction and processing service fees collected from merchants for credit and debit card transactions. Merchant Services businesses facilitate the acceptance of consumer transactions at the point of sale, whether it is transactions at a physical merchant location, over the internet or at an ATM. A brief explanation of the segment’s service and product offerings is presented below.

Merchant acquiring and processing services

The merchant acquiring services facilitate the merchants’ ability to accept credit and debit cards by authorizing, capturing and settling the merchants’ credit, debit, stored-value and loyalty card transactions. Acquiring services also provide POS devices and other equipment necessary to capture merchant transactions. A majority of these services are offered to the merchants through joint ventures or similar alliance arrangements with financial institutions. The segment’s processing services include authorization, transaction capture, settlement, chargeback handling, and internet-based transaction processing. The vast majority of these services pertain to transactions in which consumer payments to merchants are made through Visa or MasterCard.

Revenues are generated from:

•	Discount fees charged to a merchant net of credit card interchange and assessment fees charged by the bankcard associations (Visa and MasterCard). The discount fee is either a percentage of the credit card transaction or the interchange fee plus a fixed dollar amount;

•	Processing fees charged to unconsolidated alliances discussed below;

•	Processing fees charged to merchant acquirers who have outsourced their transaction processing to First Data Merchant Services (“FDMS”);

•	Equity earnings from unconsolidated alliances;

•	Selling and leasing POS devices; and

•	Debit network fees.

The Company and its alliances provided merchant processing services to approximately 4.6 million merchant locations worldwide in 2005. The Company and its alliances provided full service merchant processing primarily on Visa and MasterCard transactions and PIN-debit at the point of sale.

Growth in the Merchant Services business is derived from acquiring new merchant relationships, new and enhanced product and service offerings, cross selling products and services into existing relationships, the shift of consumer spending to increased usage of electronic forms of payment and the strength of its alliance partnerships with banks and financial institutions. The Company’s alliance structures take on different forms, including consolidated subsidiaries, equity method investments and revenue sharing arrangements. Under the alliance program, the Company and a bank form a joint venture, either contractually or through a separate legal entity. Generally merchant contracts are contributed to the venture by the Company and/or the bank. New merchant business is solicited by the alliance’s (and in some cases, the financial institution’s) sales force. Each alliance requires successful management of the relationship between the Company and the financial institution alliance partner. The Company benefits by providing processing services for the alliance and its merchant customers, while the financial institution partner benefits by maintaining the merchant banking relationship. Alliance financial institutions provide card association sponsorship, clearing, and settlement services. The Company provides transaction processing and related functions; both owners may provide management, marketing, and other administrative services. The alliance strategy could be affected by further consolidation among financial institutions.

The alliance strategy with bank partners provides the Company with broad geographic coverage, regionally, nationally and internationally. The alliance partners have presence in various industries that have a wide product mix, which allows for the Company to enter into these multiple markets and provide coverage through the alliance partnership. The alliance structure allows First Data to be the processor for multiple financial institutions, any one of which may be selected by the merchant as their bank partner. Additionally, bank partners provide brand loyalty and a distribution channel through their branch networks which increases merchant retention.

There are a number of different entities involved in a merchant transaction including the cardholder, card issuer, card association, merchant, merchant acquirer, electronic processor for credit and signature debit transactions, and debit network for PIN-debit transactions. The card issuer is the financial institution that issues credit or debit cards, authorizes transactions after determining whether the cardholder has sufficient available credit or funds for the transaction, and provides funds for the transaction. Some of these functions may be performed by an electronic processor (such as the Card Issuing Services businesses) on behalf of the issuer. The card association is Visa or MasterCard or a debit network (such as STAR) that routes the transactions between the Company and the card issuer. The merchant is a business from which a product or service is purchased by a cardholder. The acquirer (such as the Company or one of its alliances) contracts with merchants to facilitate their acceptance of cards. A merchant acquirer may do its own processing or, more commonly, may outsource those functions to an electronic processor such as the Company. The acquirer/processor serves as an intermediary between the merchant and the card issuer by:

•	Obtaining authorization from the card issuer through a card association or debit network;

•	Transmitting the transaction to the card issuer through the applicable card association or debit network; and

•	Paying the merchant for the transaction. The Company typically receives the funds from the issuer via the card association or debit network prior to paying the merchant.

A transaction occurs when a cardholder purchases something from a merchant who has contracted with the Company, an alliance or a processing customer. When the merchant swipes the card through the POS terminal (which is often sold or leased, and serviced by the Company), the Company obtains authorization for the transaction from the card issuer through the card association or debit network, verifying that the cardholder has sufficient credit or adequate funds for the transaction. Once the card issuer approves the transaction, the Company or the alliance “acquires” the transaction from the merchant and then transmits it to the applicable debit network or card association, which then routes the transaction information to the card issuer. Upon receipt of the transaction, the card issuer delivers funds to the Company via the card association or debit network. Generally, the Company funds the merchant after receiving the money from the card association or debit network. Each participant in the transaction receives compensation for processing the transaction. For example, in a transaction using a Visa or MasterCard for $500.00 with a merchant “discount rate” (i.e., fee) of 2%, the card issuer will fund the association $492.50 and bill the cardholder $500.00 on its monthly statement. The card association will retain assessment fees of $0.50 and forward $492.00 to the Company. The Company will retain $2.00 and pay the merchant $490.00. The $7.50 retained by the card issuer is referred to as interchange and it, like assessment fees, is set by the card association.

The Company and its alliances, as merchant acquirers, have certain contingent liabilities for the transactions acquired from merchants. This contingent liability arises in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder’s favor. In such a case, the transaction is “charged back” to the merchant and the disputed amount is credited or otherwise refunded to the cardholder. The Company may, however, collect this amount from the card association if the amount was disputed in error. If the Company or alliance is unable to collect this amount from the merchant, due to the merchant’s insolvency or other reasons, the Company or alliance will bear the loss for the amount of the refund paid to the cardholder. In most cases, this contingent liability situation is unlikely to arise because most products or services are delivered when purchased, and credits are issued on returned items. However, where the product or service is not provided until sometime following the purchase (e.g., airline or cruise ship tickets), the risk is greater. The Company often mitigates its risk by obtaining collateral from merchants considered higher risk because they have a time delay in the delivery of services, operate in industries that experience chargebacks or are less creditworthy.

Debit network acquiring and processing services

Debit network acquiring and processing services include ATM processing, STAR network access, and acquired debit card transaction processing services such as authorization and settlement for acquirers. In the merchant acquiring process flow described above, STAR represents a debit network. The STAR network represents a telecommunications network which is connected to thousands of financial institutions, merchants, payment processors, ATM processors, and card processors that participate in the network. When one of these participants acquires a STAR transaction, it sends the transaction to the network switch, which is operated by the Company, which in turn routes the transaction to the appropriate participant for authorization. STAR’s fees differ from those presented in the example above in that the debit network charges less for PIN-debit transactions than do the card associations for credit and signature debit since there is substantially less risk involved in the PIN-debit transaction because the transaction is not approved unless there are sufficient funds in the customer’s bank account. STAR’s revenues are earned primarily on a fee-per-transaction basis. In a situation in which a

PIN-secured debit transaction uses the Company’s debit network and the Company is the acquiring payment processor for the merchant, the Company receives (1) a fee from the merchant for acquiring the transaction, and (2) a network acquirer fee from the merchant for accessing the network. There are other possible configurations of transactions that result in the Company receiving multiple fees for a transaction, depending on the role which the Company plays.

Check verification and guarantee services

Check verification and guarantee services use the Company’s proprietary database system to assist in verifying that a check writer does not have currently outstanding unpaid checks, or to guarantee that approved checks presented to merchants for payment will be collectible. These services include risk management services, which provide software, information and analysis to assist in deposit, payment, and identity fraud prevention and reduction. Revenues are earned primarily by charging merchant fees for check verification or guarantee services. The majority of the Company’s services involve providing check guarantee services for checks received by merchants. Under the guarantee service, when a merchant receives a check in payment for goods and services, the transaction is submitted to and analyzed by the Company. The Company either accepts or declines the check for warranty coverage under its guarantee service. If the Company approves the check for warranty coverage and the merchant accepts the check, the merchant will deposit the check in its bank account. If the check is returned unpaid by the merchant’s bank and the returned check meets the requirements for warranty coverage, the Company is required to purchase the check from the merchant at its face value. The Company then owns the purchased check and pursues collection of the check from the check writer. As a result, the Company bears the risk of loss if it is unable to collect the returned check from the check writer. The Company earns a fee for each check it guarantees, which generally is determined as a percentage of the check amount. Guarantee services also are offered utilizing the Company’s Electronic Check Acceptance® service (“ECA®”), which converts a paper check written at the point of sale into an electronic item, enabling funds to be deposited electronically to the merchant’s account and deducted electronically from the check writer’s account.

Under the verification service, when a merchant receives a check in payment for goods or services, the transaction is submitted to and analyzed by the Company, which will either recommend the merchant accept or decline the check. If the merchant accepts the check, the merchant will deposit the check in its bank account. If the check is returned unpaid by the merchant’s bank, the Company is not required to purchase the check from the merchant and the merchant bears all risk of loss on the check. The Company earns a fee for each check submitted for verification, which is generally a fixed amount per check.

Merchant Services Segment Intellectual Property

FDC owns many trademarks, patents and other intellectual property that are important to its future success. The only intellectual property right which is individually material to the Company within the Merchant Services segment is the STAR trade name. Financial institutions and merchants associate the STAR trade name with quality and reliable debit network processing services. Loss of the proprietary use of the STAR trade name or a diminution in the perceived quality associated with that name could harm the Company’s growth in the debit network business.

Most of the segments’ services and products are based on proprietary software that is updated to meet customer needs and remain competitive. The Company has programs to protect its proprietary software and patents as it seeks to offer distinctive services and products to customers which differentiate it from competitors. The patent protection associated with the Company’s systems and software expires at different times over the next one to 20 years.

Merchant Services Segment Competition

The Company’s Merchant Services business and its alliances compete with several smaller national service providers and financial institutions that provide these services to their merchant customers. In many cases, the merchant alliances also compete against each other for the same business. FDC’s check guarantee and verification products compete principally with the products of two other national companies.

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

Merchant Services Geographic Mix and Revenues

Revenues from external customers attributable to transactions originating internationally, primarily in the United Kingdom, Germany, Canada and Australia, accounted for 10%, 8% and 7% of Merchant Services’ revenues for the years ended December 31, 2005, 2004 and 2003, respectively. The balance of the segment’s revenues from external customers is attributable to transactions originating in the United States. No individual foreign country accounted for more than 3% of the segment’s revenues for any of the three years in the period ended December 31, 2005.

Merchant Services Significant Customers

The Company has two significant merchant alliance relationships with financial institutions of which one was accounted for under the equity method of accounting and the other was consolidated. The revenue associated with these two institutions combined represent approximately 20% of the Merchant Services segment revenues. Upon termination of these alliance relationships, the Company has certain rights to acquire all or a portion of the applicable merchant portfolios, depending on the circumstances of such termination.

Card Issuing Services Segment

The Card Issuing Services segment is comprised of:

•	Credit and retail card issuing and processing services;

•	Output services;

•	Debit network issuing and processing services; and

•	Card processing software.

Card Issuing Services revenues from external customers, operating profit, and assets represent the following percentages of FDC’s consolidated revenues, total reported segment and all other and corporate operating profit, and consolidated assets:

	2005	2004	2003
Revenue from external customers	22%	23%	24%
Operating profit	17%	19%	14%
Assets	11%	12%	7%

Description of Card Issuing Services Segment Operations

The Card Issuing Services segment primarily encompasses domestic and international card processing and debit network services. Growth in the Card Issuing Services business is derived from an increase in debit card usage, retail card outsourcing, expansion beyond core processing, and leveraging core processing capabilities for future expansion into other markets such as healthcare. Growth is provided by the shift in payment methods from cash and check to card-based payments, consumer card penetration, growth in private-label card outsourcing, growth in PIN-debit transactions, growth in loyalty programs and increased personal consumption expenditures. A brief explanation of the segment’s service and product offerings is presented below.

The Company has relationships and many long-term customer contracts with card issuers providing credit and retail card processing, output services for print mail and embossed items, as well as debit network issuing and processing services through the STAR network. These contracts generally require a notice period prior to the end of the contract if a client chooses not to renew and some contracts may allow for early termination upon the occurrence of certain events such as a change in control. The termination fees paid upon the occurrence of such events are designed primarily to cover balance sheet exposure related to items such as capitalized conversion costs or signing bonuses associated with the contract; and in some cases, may cover a portion of lost future revenue and profit. Although these contracts may be terminated upon certain occurrences, the contracts provide the segment with a steady revenue stream since a vast majority of the contracts are honored through the contracted expiration date.

Currently, FDC’s international operations in the United Kingdom, Australia and Greece are the Company’s principal processing facilities located outside the United States. Services provided generally mirror the Company’s domestic services. The Company also provides third-party bankcard processing to customers in Canada and portions of Latin America.

Credit and retail card issuing and processing services

Card issuing and processing services provide credit and retail card processing outsourcing services to financial institutions and other issuers of cards. Such services include account maintenance, transaction authorizing and posting, fraud and risk management services and settlement. The Card Issuing Services segment provides products and processing services to card issuers, including financial institutions, retailers, oil companies, consumer finance companies and others. Financial institution clients include a wide variety of banks, savings and loan associations, group service providers and credit unions. Processing services are categorized as follows: bankcard credit, debit, retail and output.

The Company provides a full array of services throughout the period of each card’s use, starting from the moment a card-issuing client processes an application for a card. The Company’s fraud management services monitor the unauthorized use of cards which have been reported to be lost, stolen, or which exceed credit limits. The Company’s fraud detection systems help identify fraudulent transactions by monitoring each cardholder’s purchasing patterns and flagging unusual purchases. Transactions are processed and posted to the cardholder’s account. Other services provided include cardholder database analysis, cardholder behavior scoring, customized communications to cardholders, information verification associated with granting credit, debt collection, customer service, and proprietary oil card processing services.

Revenues for credit and retail card issuing and processing services are derived from fees payable under contracts that depend primarily on the number of cardholder accounts on file. More revenue is derived from active accounts (those accounts on file with monetary transactions posted or a monetary balance in the current period) than inactive accounts.

Output services

Output services consist of statement and letter printing, embossing and mailing services. Services are provided to organizations that process accounts on the FDC platform and for clients that process accounts on alternative platforms. The Company provides these services through in-house facilities.

Revenues for output services are derived primarily on a per piece basis and consist of fees for the production, materials and postage related to mailing finished products.

Debit network issuing and processing services

The Company provides STAR network access, ATM/debit and signature debit card processing services, such as transaction routing, authorization, card embossing and settlement for issuers. When a merchant acquirer acquires a STAR transaction, it sends the transaction to the network switch, which in turn routes the transaction to the appropriate financial institution for authorization. To be routed through the STAR network switch, a transaction must be initiated with a card participating in the STAR network at an ATM or POS terminal also participating in the STAR Network.

Revenue related to STAR debit network issuing and processing services is derived from fees payable under contracts but are driven more by monetary transactions processed rather than accounts on file. The Company provides a multitude of services which are driven by client transactions and are separately priced and negotiated with clients. In a situation in which a PIN-secured debit transaction uses the Company’s debit network and the Company is the debit card processor for the financial institution, the Company receives (1) a fee from the card issuing financial institution for running the transaction through the network switch, and (2) a fee from the card issuer for obtaining the authorization. There are other possible configurations of transactions that result in the Company’s receiving multiple fees for a transaction, depending on the role which the Company plays. Most of the Company’s contracts provide for the payment of minimum annual processing fees. In some instances, the Company may make an advance payment to a client upon the signing or extension of a processing contract with the Company.

Card processing software

The Company licenses its VisionPLUS credit card transaction processing software to international financial institutions, retailers and third party processors. Additionally, the Company is beginning to use this software as its platform to provide processing services to international financial institutions and plans to convert its international card processing services to the VisionPLUS platform. The Company also generates revenue from custom programming services for certain customers and from software licensing and maintenance fees from its VisionPLUS software. Most of the revenues are earned internationally.

Card Issuing Services Pipeline

During 2005, the Company converted approximately 50 million accounts leaving a pipeline of approximately 110 million accounts at January 31, 2006. The Company expects to convert the majority of these accounts by the end of the second quarter of 2006.

Card Issuing Services Intellectual Property

The only intellectual property right which is individually material to the Company within the Card Issuing Services segment is the STAR trade name. Financial institutions associate the STAR trade name with quality and reliable debit network processing services. Loss of the proprietary use of the STAR trade name or a diminution in the perceived quality associated with that name could harm the Company’s growth in the debit network business.

Also important to the segment is the VisionPLUS trade name. VisionPLUS is recognized internationally as a quality software product and card processing system. The software is important to the Company’s international expansion. Most of the segments’ services and products are based on proprietary software that is updated to meet customer needs and remain competitive. The Company has programs to protect its proprietary software and patents as it seeks to offer distinctive services and products to customers which differentiate it from competitors. The patent protection associated with the Company’s systems and software expires at different times over the next one to 20 years.

Card Issuing Services Segment Competition

FDC’s Card Issuing Services segment competes with several other third-party cardholder processors and software providers in the United States, certain international processors as well as financial institutions that possess in-house operations to manage card issuance and maintenance.

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

Card Issuing Services Seasonality

A majority of Card Issuing Services results of operations are driven by the number of accounts on file, both active and inactive, with retail accounts being affected by the holiday season. STAR debit processing revenues and earnings are impacted by the volume of consumer usage of debit cards, and STAR experiences increased POS activity during the traditional holiday shopping period in the fourth quarter, the back-to-school buying period in the third quarter, and around other nationally recognized holidays.

Card Issuing Services Geographic Mix and Revenues

Revenues from external customers attributable to transactions originating internationally, primarily in the United Kingdom, Australia and Greece, accounted for 21%, 20% and 18% of Card Issuing Services revenues for each of the years ended December 31, 2005, 2004 and 2003, respectively.

Card Issuing Services Significant Customers

During 2005, the Company had a significant relationship with one client whose revenues represented approximately 11% of the Card Issuing Services segment revenue.

All Other and Corporate

The remainder of the Company’s business units are grouped in the All Other and Corporate category, which includes FDGS Holdings, LP (“FDGS”, formerly eONE Global L.P.), Teleservices, First Data Voice Services and corporate operations.

FDGS is focused on identifying, developing, commercializing and operating payment systems and related technologies in the government sector. For instance, the Company provides electronic tax payment processing services for the Electronic Federal Tax Payment System (“EFTPS”).

Teleservices is a provider of voice-center services to the telecommunications and financial services industries. The Company operates two voice operations centers in the United States that provide a full range of high-volume, inbound telephone operator services, including customer support, directory assistance and multilingual customer service. First Data Voice Services offers customized toll-free telephone interactive voice services that gather, process and distribute information for client needs for both promotional and long-term projects. Revenues from these services consist of fees paid by clients, which generally are based on call volume, duration and the number of transactions.

Corporate operations include administrative and shared service functions such as the executive group, acquisitions group, legal, tax, treasury, human resources, information technology, and procurement. Costs incurred by corporate that are directly related to a segment are allocated to the respective segment. Overhead costs, including shared services, are allocated to the segments primarily based on a percentage of the segment’s revenue.

All Other and Corporate Competition

The operations within All Other and Corporate have various competitors. Any single competitor would not have a material impact on the Company.

All Other and Corporate Significant Customers

All Other and Corporate has a significant customer relationship with one customer that represents approximately 25% of All Other and Corporate’s revenue from external customers.

Regulation

Various aspects of the Company’s service areas are subject to U.S. federal, state and local regulation, as well as regulation outside the United States. Failure to comply with regulations may result in the suspension or revocation of licenses or registrations, the limitation, suspension or termination of service, and/or the imposition of civil and criminal penalties, including fines. Certain of the Company’s services also are subject to rules promulgated by various payment networks, such as Visa and MasterCard, as more fully described below.

Banking Regulation

The Company’s subsidiary First Financial Bank (“FFB”) is a Colorado industrial bank, which conducts limited banking functions in connection with the Company’s businesses. FFB is subject to regulation, examination and oversight by the Federal Deposit Insurance Corporation and the Division of Banking of the Colorado Department of Regulatory Agencies. First Data Loan Company, Canada (“FDLCC”), through which the Company conducts some of its merchant acquiring activities in Canada, is a Canadian loan company subject to regulation, examination and oversight by the Office of the Superintendent of Financial Institutions and to various provincial registration and licensing requirements. These financial institution subsidiaries are also subject to various national and local banking and consumer protection laws and regulations that apply to the activities they conduct. Since FFB is an industrial bank that qualifies for an exemption from the definition of “bank” under the Bank Holding Company Act of 1956, as amended (“BHCA”), and FDLCC does not operate any banking offices in the United States or do business in the United States, except such business as may be incidental to its activities outside the United States, the Company’s affiliation with FFB and FDLCC does not cause it to be subject to the provisions of the BHCA.

Western Union’s subsidiary, Western Union International Bank GmbH (“WUIB”) operates under a banking license granted by Finanzmarktaufsicht Behoerde, the Austrian Financial Market Authority (“FMA”), allowing WUIB to offer a range of financial products and services in the 25 Member States of the European Union. The banking license subjects WUIB to the Austrian Banking Act and the Austrian Financial Market Authority Act and regulation by the FMA. WUIB also is subject to regulation, examination and supervision by the New York State Banking Department (the “NYSBD”), which has regulatory authority over First Data Financial Holdings LLC, (“FDFH”), a New York limited liability investment company organized under Article XII of the New York Banking Law, formed for the purpose of owning Western Union Overseas Ltd., an Irish holding company, which, in turn, owns WUIB. The regulation and supervision of FDFH and its subsidiaries, including WUIB, by the NYSBD is governed by an Agreement of Supervision between the Company and NYSBD. The Agreement of Supervision imposes various regulatory requirements including operational limitations, capital requirements, affiliate transaction limitations, and notice and reporting requirements. WUIB began operations in February 2005, and presently offers retail and on-line money transfer services in Austria, France, Ireland, The Netherlands and Norway. The operations of WUIB are also subject to regulation, examination and oversight by the banking supervisory authorities in those countries where WUIB does business. Those requirements include, among other things, certain minimum capitalization requirements, audit and management obligations. Since FDFH does not directly engage in banking activities and WUIB does not operate any banking offices in the United States or do business in the United States, except such business as may be incidental to their activities outside the United States, the Company’s affiliation with FDFH and WUIB does not cause it to be subject to the provisions of the BHCA.

Because the Company’s card issuer processing, merchant processing and STAR debit network businesses provide data processing services for financial institutions, they are subject to examination by the Federal Financial Institutions Examination Council, an interagency body comprised of the federal bank and thrift regulators and the National Credit Union Association.

FDR Limited (“FDRL”) in the United Kingdom holds a license from the Financial Services Authority (“FSA”). The FSA is the licensing and regulatory authority for all U.K. financial services, including banking, but FDRL’s license is limited to acting as an insurance intermediary in connection with selling card payment protection insurance to its issuer customers’ cardholders.

TeleCheck Payment Systems Limited in Australia holds an Australian Financial Services License under Chapter 7 of the Corporations Act, which regulates the provision of a broad range of financial services in Australia. The license, issued by the Australian Securities and Investments Commission, entitles the Australian operations of TeleCheck to deal in and provide general financial product advice about its check guarantee and check verification product (which falls within the definition of a risk management product under the legislation). The License and the Act requires that TeleCheck’s Australian operations issue product documents that comply with specific content requirements and follow prescribed procedures failing which penalties apply.

First Data Slovakia is also registered with the National Bank of Slovakia as an authorized participant to the Slovak payment system.

Association and Network Rules

FFB is a member of Visa U.S.A. Inc. and MasterCard International, Inc. and is subject to the rules of those associations, including a capital requirement based on the merchant credit card processing volume and risk profile of the merchant transactions cleared through FFB. FFB is also a member of numerous debit and electronic benefits transaction (“EBT”) networks in connection with its sponsorship of merchants, financial institutions, independent sales organizations and ATMs into such networks and its issuance of prepaid debit cards. FDLCC is a member of MasterCard in Canada and subject to MasterCard rules. First Data Resources, Inc., First Data Merchant Services Corporation, FDRL, First Data Hellas, First Data Latvia, First Data Lithuania, First Data Slovakia, First Data Austria, First Data Acquisition Corp, First Data Resources Australia Limited (“FDRA”),

BWA Merchant Services Pty Ltd. (“BWAMS”) and STAR are registered with Visa and MasterCard as service providers for member institutions. Two STAR entities, Star Networks, Inc. and Star Processing Inc., are also processor level members of numerous debit and EBT networks in connection with processing services and other services they provide to their customers. As such, the Company is subject to applicable card association and network rules, which could subject it to a variety of fines or penalties that may be levied by the card associations or networks for certain acts and/or omissions on the part of the Company, its sponsorees, acquirer customers, processing customers and/or merchants. The Company mitigates this risk by maintaining an extensive card association and network compliance function. The Company is also subject to network operating rules promulgated by the National Automated Clearing House Association relating to payment transactions processed by the Company using the Automated Clearing House Network and to various state laws regarding such operations, including laws pertaining to EBT. Similarly, WUIB, the Company’s Bank in Austria, is a member of MasterCard / Europay and is accordingly subject to similar rules as those outlined with respect to FFB above.

Cashcard Australia Limited (“Cashcard”) is a member of the Australian Consumer Electronic Clearing System (“CECS”), which is a debit payment system regulated by network operating rules established and administered by Australian Payments Clearing Association Limited and which facilitates the clearing and settlement of ATM and Electronic Funds Transfer at Point of Sale (“EFTPOS”) payments in Australia. The network operating rules impose a variety of sanctions, including suspension or termination of membership and fines for non-compliance. Cashcard also operates its own network of members, regulated by rules promulgated by Cashcard, which facilitates access to CECS for Cashcard’s member institutions. To enable Cashcard to settle in CECS direct with banks and financial institutions, Cashcard maintains an Exchange Settlement Account (“ESA”) which is supervised by the Reserve Bank of Australia through its delegate, the Australian Payments Regulatory Authority (“APRA”) and which requires Cashcard to adhere to conditions imposed by APRA, such as maintaining a minimum balance in the ESA.

The Company’s subsidiary in Germany, TeleCash GmbH & Co. KG (“TeleCash”), is certified and regulated as a processor for domestic German debit card transactions by the Zentraler Kreditausschuss (“ZKA”), the German banking association. Failure to comply with the technical requirements set forth by the ZKA may result in suspension or termination of services.

Credit Reporting and Debt Collections Regulations

TeleCheck and the Company’s majority-owned subsidiary Primary Payment Systems, Inc. (“PPS”) are subject to the Federal Fair Credit Reporting Act (“FCRA”) and various similar state laws based on TeleCheck’s maintenance of a database containing the check-writing histories of consumers and the use of that information in connection with its check verification and guarantee services and certain of PPS’ risk management services, including its information databases used to mitigate losses associated with deposit, payment and identity fraud.

The collection business within TeleCheck is subject to the Fair Debt Collection Practices Act and various similar state laws. FDRL has a license under the Consumer Credit Act, to enable it to undertake collections activity on behalf of its card issuing customers, through calls and letters to the debtors.

TeleCheck and PPS may become subject to further regulation in the future as legislatures, both federal and state, enact additional legislation aimed at regulating the collection, storage and use of data and databases regarding consumers. In particular, legislation reducing or eliminating access to and use of information on drivers licenses, requiring blocking of access to credit reports or scores, mandating score or scoring methodology disclosure and proscribing the maintenance or use of consumer databases, including a consumer’s rights to affect the usable content of databases, could reduce the effectiveness of TeleCheck’s or PPS’ risk management tools or otherwise increase its costs of doing business. Such legislation could also affect the business of First Data Solutions, which provides access to non-FCRA data for identity verification and fraud-prevention purposes, by imposing new regulatory requirements or restricting the availability and completeness of consumer data.

In Australia, FDRA and BWAMS are subject to the Privacy Act in respect of obtaining credit reports. No license is required but the Act regulates the persons to whom credit reports can be provided by credit reporting agencies and the uses and disclosures that can be made of the information contained in credit reports obtained about consumers.

Money Transfer and Payment Instrument Licensing and Regulation

The Company is subject to various U.S. federal, state and foreign laws and regulations governing money transmission and the sale of payment instruments, such as official checks and money orders.

In the United States, most states license money transfer services providers and issuers of payment instruments. Many states exercise authority over the operations of the Company’s services related to money transmission and the sale of payment instruments and, as part of this authority, subject the Company to periodic examinations. Many states require, among other things, that proceeds from the sales of such instruments and money transfers be invested in high-quality marketable securities prior to the settlement of the transactions. Such licensing laws also may cover matters such as regulatory approval of agent locations, consumer forms, consumer disclosures and the filing of periodic reports by the licensee, and require the licensee to demonstrate and maintain levels of net worth. Many states also require money transmitters, issuers of payment instruments, and their agents to comply with federal and/or state anti-money laundering laws and regulations.

The Company’s money transfer and payment services businesses also are subject to regulation by the United States, including anti-money laundering laws and regulations, including the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001 (collectively, the “BSA”). In addition, certain economic and trade sanctions programs that are administered by the Treasury Department’s Office of Foreign Assets Control (“OFAC”), prohibit or restrict transactions to or from or dealings with specified countries, their governments, and in certain circumstances, their nationals, and with individuals and entities that are specially-designated nationals of those countries, narcotics traffickers, and terrorists or terrorist organizations. The BSA, among other things, requires money transfer companies and the issuers and sellers of money orders and official checks, to develop and implement risk-based anti-money laundering programs, report large cash transactions and suspicious activity, and to maintain transaction records. These requirements also apply to the agent network maintained by the Company’s Payment Services segment. The Treasury Department has interpreted these requirements to include due diligence and risk based monitoring of agents both inside and outside the United States.

In addition, the money transfer business is subject to some form of regulation in the more than 200 countries and territories in which such services are offered. These regulations may include limitations on what types of entities may offer money transfer services, limitations on the amount of principal that can be moved into or out of a country, limitations on the number of money transfers that may be sent or received by a customer, agreements on the rates of exchange between currencies, and laws and regulations intended to help detect and prevent money laundering and criminalize money laundering activity. Similar legislation soon to be introduced in Australia will apply (according to the current draft of legislation) to Cashcard, FDRA and BWAMS as well as Western Union.

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

Government agencies both inside and outside the United States may impose new or additional rules on money transfers and sales of payment instruments, including regulations which (i) prohibit transactions in, to or from certain countries, governments, nationals and individuals and entities; (ii) impose additional identification, reporting or recordkeeping requirements; (iii) limit the entities capable of providing money transfer services and/or the sale of payment instruments; (iv) limit or restrict the revenue which may be generated from money transfers, including revenue derived from foreign exchange; (v) require additional consumer disclosures; or (vi) limit the number or principal amount of money transfers which may be sent to or from the jurisdiction.

Escheat Regulations

The Company is subject to unclaimed or abandoned property (escheat) laws in the United States and abroad which require the Company to turn over to certain government authorities the property of others held by the Company that has been unclaimed for a specified period of time, such as, in the Payment Services segment, money orders and other payment instruments that have not been presented for payment or, in the Merchant Services segment, account balances that cannot be returned to a merchant following discontinuation of its relationship with the Company. A number of the Company’s subsidiaries hold property subject to escheat laws and the Company has an ongoing program to comply with those laws. The Company is subject to audit by the states with regard to its escheatment practices.

In 2002, Affiliated Computer Services (“ACS”) notified the Company of its intent to audit the Company’s escheatment practices on behalf of 19 states (the “ACS States”). The ACS States have subsequently increased to 44 states. However, the ACS States have agreed to allow the Company to conduct an internal examination of its escheatment practices utilizing third party experts. The Company also has entered into Voluntary Disclosure Agreements with four other states (the “VDA States”). Like the ACS States, the VDA States agreed to allow the Company to conduct its own internal review in place of an audit by the states.

The Company completed the majority of its internal review in December 2005. As a result of that review and in addition to amounts already recorded, the Company recognized a $22.4 million pretax charge in the fourth quarter of 2005 for domestic and international escheatment liabilities related to certain transactions processed prior to January 1, 2005 (although portions of this charge are not scheduled to be remitted until periods beyond 2006).

The Company plans to complete its internal review and discuss the results thereof with the ACS States and the VDA States in 2006. Any difference between the amounts accrued by the Company and that claimed by a state or foreign jurisdiction will be reflected in the periods in which any resolutions occur.

Privacy and Information Security Regulations

Each of the Company’s segments provides services that may be subject to various state, federal and foreign privacy laws and regulations. Relevant federal privacy laws include the Gramm-Leach-Bliley Act, which applies directly to a broad range of financial institutions and indirectly to companies that provide services to financial institutions, and the Health Insurance Portability and Accountability Act, which applies directly to certain healthcare-related businesses and indirectly to companies that provide services to such businesses. Relevant foreign privacy laws include Directive 95/46 EC of the European Parliament and of the Council of 24 October 1995, as such directive is implemented in each member state of the European Union (however each member state has its own privacy laws which in some cases may be more restrictive than the Directive and impose additional duties on companies regarding handling/transfer of personal data); the Australian Privacy Act of 1988; and the Personal Information Protection and Electronic Documents Act in Canada. Each of these laws restricts the collection, processing, storage, use and disclosure of personal information, requires notice to individuals of privacy practices and provides individuals with certain rights to prevent use and disclosure of protected information. These laws also impose requirements for safeguarding personal information through the issuance of data security standards or guidelines. Certain state laws impose similar privacy obligations, as well as, in certain circumstances, obligations to provide notification to affected individuals, state officers and consumer reporting agencies, as well as businesses and governmental agencies that own data, of security breaches of computer databases that contain personal information.

Other

Stored-value products offered by First Data Prepaid Services (“FDPS”) potentially are subject to various federal and state laws and regulations related to consumer protection, licensing, escheat, money laundering, and wage and employment. These laws are evolving, unclear and sometimes inconsistent, and the extent to which these laws have application to FDPS or its customers is in flux. At this time the Company is unable to determine the impact that the clarification of these laws and their future interpretations may have on the Company.

The Company and its subsidiaries also provide other services that are subject to United States and foreign anti-money laundering and anti-terrorist laws and regulations such as the BSA, as well as services subject to sanction programs administered by OFAC. Additionally, the Company and its subsidiaries are subject to various state, federal and foreign laws that regulate competition and other trade practices. Furthermore, the Company and its subsidiaries are subject to various state, federal and foreign consumer protection laws, including but not limited to the Electronic Funds Transfer Act. The Company continues to implement policies and programs as well as adapt its business practices and strategies to help it comply with these laws and regulations.

Employees and Labor

At January 31, 2006, the Company employed approximately 33,000 employees, approximately 95% of which were full-time employees. A wholly-owned subsidiary of FDC has approximately 2,400 employees in the United Kingdom, about half of whom are members of Amicus trade union (formerly UNIFI trade union). Employees of FDC subsidiaries in Paris, France; Nürnberg, Germany; and Stüttgart, Germany are also represented by local works councils. Western Union has two four-year labor contracts (expiring August 6, 2008) with the Communications Workers of America, AFL-CIO representing employees in the United States, which account for approximately 1,100 Western Union employees primarily located in Dallas, Texas, and Bridgeton, Missouri and St. Charles, Missouri. The majority of the Company’s employees are not otherwise represented by any labor organization in the United States. The Company believes that its relations with its employees and the labor organizations identified above are in good standing.

Available Information

FDC’s principal executive offices are located at 6200 S. Quebec Street, Greenwood Village, CO 80111, telephone (303) 967-8000. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge through the “Invest” portion of the Company’s web site, www.firstdata.com, as soon as reasonably practical after they are filed with the Securities and Exchange Commission. The SEC maintains a web site, www.sec.gov, which contains reports, proxy and information statements, and other information filed electronically with the SEC by the Company. The Company’s Audit Committee Charter, Compensation and Benefits Committee Charter, Corporate Governance Committee Charter, Executive Committee Charter, Corporate Governance Guidelines and codes of conduct are available without charge through the “Governance” portion of the Company’s web site, listed above, or by writing to the attention of Investor Relations at the address listed above.

Executive Officers of the Company

See Item 10 of this Form 10-K.

ITEM 1A.    RISK FACTORS

The following are certain risks that could affect the Company’s business and its results of operations. The risks identified below are not all encompassing but should be considered in establishing an opinion of the Company’s future operations.

Acquisitions and integrating such acquisitions create certain risks and may affect operating results.

The Company has been, and expects to continue to be, an active business acquirer both in the U.S. and internationally. The acquisition and integration of businesses involves a number of risks. The core risks are in the areas of valuation (negotiating a fair price for the business based on inherently limited diligence) and integration (managing the complex process of integrating the acquired company’s people, products, technology and other assets so as to realize the projected value of the acquired company and the synergies projected to be realized in connection with the acquisition). In addition, international acquisitions often involve additional or increased risks including, for example:

•	managing geographically separated organizations, systems and facilities;

•	integrating personnel with diverse business backgrounds and organizational cultures;

•	complying with foreign regulatory requirements;

•	fluctuations in currency exchange rates;

•	enforcement of intellectual property rights in some foreign countries;

•	difficulty entering new foreign markets due to, among other things, customer acceptance and business knowledge of these new markets; and

•	general economic and political conditions.

The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of one or more of the combined Company’s businesses and the possible loss of key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with acquisitions and the integration of the two companies’ operations could have an adverse effect on the business, results of operations, financial condition or prospects of the Company.

The ability to adopt technology to changing industry and customer needs or trends.

Changes in technology may limit the competitiveness of and demand for the Company’s services. The Company’s businesses operate in industries that are subject to technological advancements, developing industry standards and changing customer needs and preferences. Also, the Company’s customers continue to adopt new technology for business and personal uses. The Company must anticipate and respond to these industry and customer changes in order to remain competitive within its relative markets.

The ability to adopt technological advancements surrounding POS technology available to merchants could have an impact on the Company’s Merchant Services business. Likewise, within the Payment Services segment, the Company will need to adapt to new competitors as well as new types of technology-based money transfer services such as web, land and mobile phone based money transfer services, prepaid, stored-value and other card-based money transfer products. The Company’s inability to respond to new competitors and technological advancements could impact the Company’s Payment Services business.

The spin-off of Western Union could adversely impact the Company.

The Company’s Payment Services segment (primarily the Western Union, Orlandi Valuta and Vigo money transfer businesses) provides the Company with many benefits, the absence of which could have an adverse impact on its results of operations and financial position. Risks associated with the Company’s decision to separate the money transfer business into an independent publicly traded company may include, but are not limited to, the following:

•	The separation may have an effect on the resulting Company’s debt rating depending on the resulting capital structure.

•	Absence of Western Union’s cash flows could subject the Company to various restrictions with external lenders.

•	The division of the current Company’s Board of Directors and key employees may create a knowledge and skill gap.

•	The potential migration of investors to one company or the other may affect the resulting companies’ stock prices.

•	The spin-off is subject to certain conditions, including regulatory approvals, the receipt of a favorable tax ruling from the Internal Revenue Service and final approval by FDC’s Board of Directors. If the spin-off does not qualify as a tax free transaction, tax could be imposed on both the Company and its shareholders.

•	Subsequent to the spin-off the two independent companies could become competitors in meeting existing or new consumer needs.

•	Certain costs will no longer be leveraged with Western Union’s profitability and therefore could reduce margins.

Current or future card association rules and practices could adversely affect the Company’s business, transaction volumes, operating results and financial condition.

Current Visa and MasterCard operating rules prohibit the coexistence of competing national marks on their credit and branded debit cards. If Visa or MasterCard were to determine that STAR is a competing national network and trade name, they could attempt to prohibit their members from issuing STAR-branded cards and/or prohibit the coexistence of the STAR trade name with the Visa and/or MasterCard marks on debit and credit cards. If this occurred, the Company cannot predict whether, when forced to choose between STAR and other brands, issuing banks would favor STAR over Visa or MasterCard. Further, the Company could lose access to the Visa or MasterCard network and cardholders, which could adversely affect elements of the business, such as ATM transactions, personal identification number (“PIN”) secured and signature debit transactions, credit card transactions, operating results and financial condition. Card issuers who participate in both STAR and Visa or MasterCard networks also may provide incentives for cardholders to use Visa or MasterCard signature-based systems instead of the STAR PIN-based system. Such incentives may adversely affect the business, operating results and financial condition.

Changes in card association and debit network fees or products could increase costs or otherwise limit the Company’s operations.

From time to time, card associations and debit networks increase the organization and/or processing fees (known as interchange fees) that they charge. It is possible that competitive pressures will result in the Company absorbing a portion of such increases in the future, which would increase its operating costs, reduce its profit margin and adversely affect its business, operating results and financial condition. Furthermore, the rules and regulations of the various card associations and networks prescribe certain capital requirements. Any increase in the capital level required would further limit the Company’s use of capital for other purposes.

Maintaining the Western Union agent base.

Maintenance of the Western Union agent base is key to the Company’s continued growth and expansion in the consumer-to-consumer money transfer business. Most of Western Union’s revenue is derived through its global agent network. Existing agents grow due to increasing demand and many new agents provide Western Union with additional revenue from new markets. Maintaining a strong agent network is critical to success in the money transfer business. Increased agent attrition rates, fewer agents added or a combination of the two would negatively impact the current revenue and profit growth rates. Attrition may occur due to a competitor signing a Western Union agent to a contract, dissatisfaction of the relationship or reduced cost benefits. In addition, agents may become less productive due to competitors being geographically close to the Company’s agent locations.

First Data is the subject of various legal proceedings.

First Data is involved in various litigation matters. The Company is also involved in or is the subject of governmental or regulatory agency inquiries or investigations from time to time. For more information about First Data’s legal proceedings, see Item 3.

The business may be adversely affected by risks associated with foreign operations.

The Company is subject to risks related to the changes in currency rates as a result of its investments in foreign operations and from revenues generated in currencies other than the U.S. dollar. The Company utilizes foreign currency options, forward exchange contracts and currency swaps, which qualify as cash flow hedges to mitigate the cash flow or market value risks associated with foreign currency denominated transactions. However, these hedge contracts may not eliminate all of the risks related to foreign currency translation.

The Company’s money transfer business is in part reliant on immigration patterns, which bring workers into countries with greater economic opportunities than they have in their native countries. Changes in immigration laws, economic development patterns that discourage international immigration, and political or other changes (such as war or health emergencies) that would make it more difficult for workers to immigrate could all have an adverse affect on the Company’s business.

Increase in interest rates may negatively impact the Company’s operating results and financial condition.

The Company may be impacted by interest rates most significantly in the following three ways:

•	Interest expense is incurred on the Company’s $5.4 billion in borrowings and its related interest rate swaps. The effect of the swaps on much of the fixed rate debt requires the Company to pay interest based on variable rates.

•	Interest income is earned on the Company’s $17.0 billion in settlement assets and related interest rate swaps. The effect of the swaps on a small portion of the fixed rate investments results in the Company receiving interest based on variable rates.

•	Commissions paid to official check agents are based on short-term variable interest rates on the balance of outstanding official checks and related interest rate swaps. The effect of the swaps on the hedged portion of the commission liability requires the Company to pay interest based on fixed rates.

An increase in interest rates would have a negative impact on the Company’s results of operations by causing an increase in interest expense and commission expense (the commission expense exposure is only partially hedged so an increase in interest rates would have a negative impact on the unhedged portion). The impact on interest income would not offset the potential negative impact of the interest and commission expense.

Future consolidation of client financial institutions or other client groups may adversely affect the financial condition of the Company.

The Company has experienced the negative impact of the bank industry consolidation in recent years. Bank industry consolidation impacts existing and potential clients in FDC’s service areas, primarily in Card Issuing Services and Merchant Services. The Company’s alliance strategy could be negatively impacted as a result of consolidations, especially where the banks involved are committed to their internal merchant processing businesses that compete with the Company. Bank consolidation has led to an increasingly concentrated client base in the industry, resulting in a changing client mix for Card Issuing Services as well as increased price compression. Further consolidation in the bank industry or other client base could have a negative impact on the Company.

Unfavorable resolution of tax contingencies could adversely affect the Company’s tax expense.

The Company has tax contingencies that are subject to review by the taxing authorities. An unfavorable ruling by the taxing authorities regarding these contingencies could negatively impact the Company’s results of operations. The most significant of these relates to certain tax aspects of a 2003 legal restructuring of Western Union’s international operations. The Company initiated discussions with the Internal Revenue Service (“IRS”) pursuant to the IRS’s Advance Pricing Agreement (“APA”) Program related to this legal restructuring. If an APA is successfully negotiated, the Company generally will avoid further examination, during the term of the APA, of the transfer pricing methods applicable to, and valuations of, the covered transactions. The Company continues to negotiate with the IRS in the APA process, and while it is hopeful of reaching resolution through the process, there can be no assurances that the APA negotiations will be resolved in a manner acceptable to the Company. If not so resolved, the matter would then likely proceed to other forums within the IRS. Any differences from the Company’s positions as recorded in its financial statements upon resolution of these issues will be reflected as a part of the income tax expense in the period during which the resolution occurs.

Changes in laws, regulations and enforcement activities affecting the products, services and markets in which the Company operates.

Various aspects of the Company’s service areas are subject to U.S. federal, state and local regulation, as well as regulation outside the United States. Failure to comply with regulations may result in the suspension or revocation of license or registration, the limitation, suspension or termination of service, and/or the imposition of civil and criminal penalties, including fines which could have an adverse effect on the financial condition of the Company. As described in Item 1, the Company is subject to U.S. and international banking regulations, a myriad of consumer protection laws, money transfer and payment instrument licensing regulation (including laws intended to prevent and detect money laundering and other illicit activities), escheat regulations and privacy and information security regulations to name only a few. Changes to legal rules and regulations, or interpretation or enforcement thereof, could have a negative financial effect on the Company. In addition, even inadvertent failure of the Company to comply with laws and regulations, as well as rapidly evolving social expectations of corporate fairness, could damage the Company’s reputation or brands.

The Company’s services are dependent on the protection of intellectual property rights and defending itself from potential patent infringement claims.

The Company’s trademarks, patents and other intellectual property are important to its future success. The Western Union trademark and the STAR trade name are intellectual property rights which are individually material to the Company. The Western Union trademark and STAR trade name are widely recognized and are associated with quality and reliable service. Loss of the proprietary use of the Western Union trademark or the STAR trade name or a diminution in the perceived quality associated with these names could harm the Company’s growth in the money transfer or debit network business.

The Company also relies on proprietary technology. It is possible that others will independently develop the same or similar technology. Assurance of protecting its trade secrets, know-how or other proprietary information can not be guaranteed. The Company’s patents could be challenged, invalidated or circumvented by others and may not be of sufficient scope or strength to provide the Company with any meaningful protection or advantage. If the Company were unable to maintain the proprietary nature of its technologies, the Company could lose competitive advantages and be materially adversely affected.

The laws of certain foreign countries in which the Company does business or contemplates doing business in the future do not recognize intellectual property rights or protect them to the same extent as do the laws of the United States. Adverse determinations in judicial or administrative proceedings could prevent the Company from selling its services or prevent the Company from preventing others from selling competing services, and thereby have a material adverse affect on the business and results of operations. Additionally, claims have been made and other claims can be made with regards to the Company’s technology infringing on a patent. Unfavorable resolution of these claims could either result in the Company being restricted from delivering the related service or result in a settlement that could be material to the Company.

Material breaches in security of the Company’s systems may have a significant effect on the Company’s business.

The uninterrupted operation of the Company’s information systems and the confidentiality of the customer/consumer information that resides on such systems are critical to the successful operations of the Company’s business. The Company has security, backup and recovery systems in place, as well as a business continuity plan to ensure the system will not be inoperable. The Company also has what it deems sufficient security around the system to prevent unauthorized access to the system. An information breach in the system and loss of confidential information such as credit card numbers and related information could have a longer and more significant impact on the business operations than a hardware failure. The loss of confidential information could result in losing the customers’ confidence and thus the loss of their business.

Recruiting, development and succession planning.

All of the Company’s businesses function at the intersection of rapidly changing technological, social, economic and regulatory developments that requires a wide ranging set of expertise and intellectual capital. For the Company to successfully compete and grow, it must retain, recruit and develop the necessary personnel who can provide the needed expertise across the entire spectrum of its intellectual capital needs. In addition, the Company must develop its personnel to provide succession plans capable of maintaining continuity in the midst of the inevitable unpredictability of human capital.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2.    PROPERTIES

As of December 31, 2005, the Company and its subsidiaries owned or leased approximately 180 domestic properties and approximately 85 international properties. These facilities are used for operational, sales and administrative purposes, and are all currently being utilized.

	Leased Facilities	Owned Facilities	Facilities Leased with Option to Buy
Facilities in the United States
Payment Services	49	1	1
Merchant Services	92	3	3
Card Issuing Services	8	7	2
All Other and Corporate	10	3	1

International Facilities
Payment Services	44	—	—
Merchant Services	19	1	—
Card Issuing Services	13	7	—
All Other and Corporate	1	—	—

Payment Services has principal operations in Denver, Colorado; Bridgeton and St. Charles, Missouri; and Dublin, Ireland. Merchant Services principal operations are conducted in Melville, New York; Hagerstown, Maryland; Wilmington, Delaware; Frankfurt, Germany; and Sydney, Australia. The principal operations for Card Issuing Services are located in Wilmington, Delaware; Omaha, Nebraska; Basildon, England; Athens, Greece; and Sydney, Australia. The Company’s All Other and Corporate facilities include the Company’s corporate offices in Denver, Colorado.

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

Visa U.S.A. Inc. Litigation

As previously reported, on April 15, 2002, Visa U.S.A., Inc. filed a complaint in the United States District Court for the Northern District of California, San Francisco Division, against the Company and its subsidiaries First Data Resources, Inc. and First Data Merchant Services Corporation (the “Visa action”). With Visa’s knowledge, these subsidiaries internally authorized and settled certain Visa credit card transactions without the use of the Visa network. Visa U.S.A., Inc. alleged these actions constituted federal trademark infringement, federal trademark dilution, false designation of origin and false impression of association, breach of contract and breach of the covenant of good faith and fair dealing. Visa U.S.A., Inc. sought a declaratory judgment, an injunction, damages in an amount to be proven at trial, costs of suit, and attorney fees. On August 16, 2005, the Court entered an order granting the Company’s summary judgment motion establishing that Visa had no standing to pursue its trademark claims.

As previously reported, on November 5, 2002, the Company and two of its subsidiaries filed counterclaims in the Visa Action. In the counterclaim, the Company alleged that Visa International and Visa U.S.A., Inc. (collectively “Visa”), abused their market power to prevent the Company from internally processing Visa credit card transactions outside of the Visa network through private arrangements. The Company also alleged that Visa barred the Company and its customers from using private arrangements to bypass the Visa network, required the Company’s customers to pay for Visa’s network services regardless of whether the customers use those services, used its fee structure to raise the costs of rivals and potential rivals, imposed unreasonable conditions on rivals’ access to its network and deterred and prevented its members from using more efficient providers of network services such as the Company. Based on this and other conduct, the counterclaim asserts claims of monopolization, attempt to monopolize, tying, unfair competition, violations of the Cartwright Act, defamation, trade libel, interference with prospective economic advantage, and breach of contract. The Company seeks trebled and punitive damages, attorneys’ fees and costs, restitution and disgorgement, and injunctive relief. The Company believes that it has complied with all of its obligations to Visa and that the allegations in its counterclaim are well founded. On August 16, 2005, the Court denied Visa’s summary judgment motion seeking to establish as a matter of law that Visa is a single entity.

On December 9, 2005 the Court heard arguments on additional motions for summary judgment filed by Visa and the Company. At that hearing, Visa represented that it was not asserting claims for compensatory damages against the Company. The Company intends to vigorously defend the action and to pursue its counterclaims.

Brennan v. Concord, et al. / ATM Fee Antitrust Litigation

As previously reported, on July 2, 2004, Pamela Brennan, Terry Crayton, and Darla Martinez filed a class action complaint on behalf of themselves and all others similarly situated in the United States District Court for the Northern District of California against the Company, its subsidiary Concord EFS, Inc., and various financial institutions (“Brennan”). Plaintiffs claim that the defendants violated antitrust laws by conspiring to artificially inflate foreign ATM fees that were ultimately charged to ATM cardholders. Plaintiffs seek a declaratory judgment, injunctive relief, compensatory damages, attorneys’ fees, costs and such other relief as the nature of the case may require or as may seem just and proper to the court. Five similar suits were filed and served in July, August and October 2004, two in the Central District of California (Los Angeles), two in the Southern District of New York, and one in the Western District of Washington (Seattle). The plaintiffs sought to have all of the cases consolidated by the Multi District Litigation panel. That request was denied by the panel on December 16, 2004 and all cases were transferred to the Northern District Court of California and assigned to a single judge. All cases other than Brennan were stayed.

As previously reported, in Brennan, on May 4, 2005, the Court ruled on Defendants’ Motion to Dismiss and Motion for Judgment on the Pleadings. The Court did not dismiss the complaint, except for a technical dismissal of the claims against First Data Corporation, Bank One Corporation and JPMorgan Chase. On May 25, 2005, the plaintiffs filed an amended complaint that clarified the basis for alleging that the holding companies First Data Corporation, Bank One Corporation and JPMorgan Chase were liable. On July 21, 2005, Concord filed a motion for summary judgment seeking to foreclose claims arising after February 1, 2001—the date that Concord acquired the STAR network. On August 22, 2005, the Court also consolidated all of the ATM interchange cases pending against the defendants in Brennan that is now referred to collectively as the “ATM Fee Antitrust Litigation.”

On December 8, 2005, the judge presiding over the case recused himself and all deadlines previously set were vacated. Concord’s Motion for Summary Judgment is currently set for hearing on March 14, 2006. A status conference for the case is set for May 3, 2006. The Company intends to vigorously defend the action.

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

On or about April 2, 2003 an additional purported class action complaint was filed in the Chancery Court for Shelby County, Tennessee, by Barton K. O’Brien. The defendants were Concord, certain of its current and former officers and directors, and the Company. This complaint contained allegations regarding the individual defendants’ alleged insider trading and alleged violations of securities and other laws and asserted that this alleged misconduct reduced the consideration offered to Concord shareholders in the proposed merger between Concord and a subsidiary of the Company. The complaint sought class certification, attorneys’ fees, experts’ fees, costs and other relief the Court deems just and proper. Moreover, the complaint also sought an order enjoining consummation of the merger, rescinding the merger if it is consummated and setting it aside or awarding rescissory damages to members of the putative class, and directing the defendants to account to the putative class members for unspecified damages. On April 24, 2003, defendant First Data Corp. filed a motion to dismiss the claims against it which was granted by the Court. On June 25, 2003 this complaint was transferred to the Shelby County Circuit Court in which In re Concord EFS, Inc. Shareholders Litigation is pending. Through a Court-ordered second amended consolidated complaint filed September 19, 2003, the two matters were consolidated.

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

None.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The principal market for the Company’s common stock is the New York Stock Exchange (“NYSE”), ticker symbol FDC. The following table sets forth, for the indicated calendar periods, the reported intraday high and low sales prices of the common stock on the NYSE Composite Tape and the cash dividends per share of common stock. At January 31, 2006, the Company had 4,049 common stockholders of record.

	High	Low	Dividend (1)
2005
First Quarter	$42.44	$38.50	$0.06
Second Quarter	40.86	36.50	0.06
Third Quarter	43.22	39.30	0.06
Fourth Quarter	44.75	38.60	0.06
2004
First Quarter	$44.10	$37.67	$0.02
Second Quarter	46.80	40.63	0.02
Third Quarter	44.72	40.25	0.02
Fourth Quarter	44.43	39.00	0.02

(1)	In February 2005, the Company increased its quarterly dividend for common stockholders of record as of April 1, 2005 to $0.06 per common share from $0.02 per common share.

The following table sets forth stock repurchases for each of the three months of the quarter ended December 31, 2005:

	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31	2,941,979	$40.140	1,540,000	$1,247,698,500
November 1 – November 30	2,352,500	$41.246	1,342,500	$1,192,499,857
December 1 – December 31	1,100,000	$43.413	0	$1,192,499,857

Total	6,394,479	$41.110	2,882,500

(1)	The number of shares repurchased in open-market transactions through a repurchase program for the Company’s employee benefit plans for each of the three months of the quarter ended December 31, 2005 was as follows:

Month	Shares
October 1 – October 31	1,401,979
November 1 – November 30	1,010,000
December 1 – December 31	1,100,000

(2)	In February 2005 the Company’s Board of Directors authorized the repurchase of up to $2 billion of shares of the Company’s common stock. As of December 31, 2005, the remaining authorization for stock repurchases was approximately $1.2 billion.

Refer to Note 15 of the Company’s Consolidated Financial Statements in Item 8 for information related to equity compensation plans.

ITEM 6.    SELECTED FINANCIAL DATA

The following data should be read in conjunction with the Consolidated Financial Statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations included elsewhere in this annual report.

The Notes to the Consolidated Financial Statements contain additional information about various acquisitions, dispositions, and certain charges and benefits resulting from restructurings, impairments, litigation and regulatory settlements, other, investment gains and losses, and divestitures, which affect the comparability of information presented. Certain prior years’ amounts have been reclassified to conform to the current year presentation. The Company classified NYCE as a discontinued operation in 2003, and all periods below have been reclassified from historically reported results to reflect the impact. Amounts below include Concord since the merger on February 26, 2004. All results are in millions, except for per share amounts or otherwise noted.

	For Year Ended December 31,
	2005	2004	2003	2002	2001
Income statement data:
Revenues (a)	$10,490.4	$10,013.2	$8,400.2	$7,502.6	$6,602.2
Operating expenses (a)	8,170.3	7,558.0	6,422.8	5,695.3	5,268.0
Other operating expenses (b)	164.7	121.4	39.1	73.9	35.5
Other income (expense) (c)	(123.5)	159.4	(99.5)	(100.9)	(246.7)
Income from continuing operations	1,597.3	1,867.8	1,394.0	1,232.2	871.4
Depreciation and amortization	777.3	738.2	569.3	523.2	631.4
Per share data for continuing operations:
Earnings per share—basic (d)	$2.06	$2.26	$1.89	$1.63	$1.12
Earnings per share—diluted (d)	2.04	2.22	1.86	1.60	1.10
Cash dividends per share (d)	0.24	0.08	0.08	0.07	0.04
Balance sheet data (at year-end):
Total assets	$34,248.5	$32,718.8	$25,585.6	$26,591.2	$21,912.2
Settlement assets	16,996.4	15,697.3	15,119.3	16,688.5	13,166.9
Total liabilities	25,791.5	23,832.7	21,538.3	22,434.9	18,392.3
Settlement obligations	17,070.5	15,590.9	14,833.2	16,294.3	13,100.6
Borrowings	5,356.4	4,606.3	3,037.8	2,581.8	2,517.3
Convertible debt	—	—	537.2	552.7	584.8
Total stockholders’ equity	8,457.0	8,886.1	4,047.3	4,156.3	3,519.9
Summary operating data:
At year-end—
Card accounts on file (in millions)	460.3	406.0	347.8	325.2	312.2
For the year—
North America issuer transactions (in millions) (e)	7,906.8	6,818.9	2,605.9	2,255.5	1,904.0
North America merchant transactions (in billions) (f)	23.4	19.8	12.3	9.9	8.7
Consumer-to-consumer money transfer transactions (in millions) (g)	118.5	96.7	81.0	67.8	55.8
Consumer-to-business transactions (in millions) (h)	160.4	146.1	134.0	119.3	98.5

(a)	In January 2002, the Company adopted Emerging Issues Task Force (“EITF”) 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” (EITF 01-14) which requires that reimbursements received for “out-of-pocket” expenses be characterized as revenue. 2001 has been adjusted for the adoption. Operating expenses include cost of services; cost of products sold; selling, general and administrative; and reimbursable postage and other.

(b)	Other operating expenses include restructuring, net; impairments; litigation and regulatory settlements; and other charges.
(c)	Other income (expense) includes interest income, interest expense, investment gains and losses, and divestitures, net.
(d)	In March 2002, the Company’s Board of Directors declared a 2-for-1 stock split of the Company’s common stock to be effected in the form of a stock dividend. Shareholders of record on May 20, 2002 received one share of the Company’s common stock for each share owned. The distribution of the shares occurred after the close of business on June 4, 2002. 2001 per share amounts have been retroactively adjusted to reflect the impact of the stock split.
(e)	North America issuer transactions include Visa and MasterCard signature debit, STAR ATM, STAR PIN-debit POS, and ATM and PIN-debit POS gateway transactions.
(f)	North America merchant transactions include acquired Visa and MasterCard credit and signature debit, PIN-debit, electronic benefits transactions (“EBT”), and processed-only or gateway customer transactions at the point of sale (“POS”). North America merchant transactions also include acquired ATM transactions, gateway transactions at ATMs, and STAR PIN-debit POS transactions received from other acquirers. Amounts prior to 2004 have been adjusted to include EBT.
(g)	Consumer-to-consumer money transfer transactions include consumer-to-consumer money transfer services worldwide. Amounts for 2005 include Vigo Remittance Corp. (“Vigo”) transactions since the acquisition date of October 21, 2005.
(h)	Consumer-to-business transactions include Quick Collect, EasyPay, PhonePay, Paymap’s Just-in-Time and Equity Accelerator services, and E Commerce Group’s Speedpay transactions directly processed by E Commerce Group.

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

•	The Payment Services segment is comprised of businesses that provide money transfer and bill payment services to consumers and businesses whether they are from one location to another or through the issuance of an official check or money order by a bank or other institution. The segment’s consumer-to-consumer money transfer operations represent 74% of the segment’s revenue and provide money transfer services to people who periodically need to send funds to family and friends in other locations, or send or receive cash quickly in emergency situations.

•	The Merchant Services segment facilitates the acceptance of consumer transactions at the point of sale, whether it is transactions at a physical merchant location, over the internet, or at an ATM. Merchant acquiring operations are the largest driver of the segment’s revenue by facilitating the merchants’ ability to accept credit and debit cards by authorizing, capturing, and settling merchants’ credit, debit, stored-value and loyalty card transactions. A majority of these services are offered through alliance arrangements with financial institutions.

•	The Card Issuing Services segment provides customer account management services to financial institutions offering branded credit cards, branded debit cards and retail private label cards to consumers and businesses. Additionally, the output services business provides print mail and embossing services to clients processing accounts on the Company’s platform and those using alternative platforms. The largest drivers of revenue consist of transaction authorization and posting, network switching and account management.

To achieve its financial objectives, the Company focuses on internal revenue growth, supplemented by strategic acquisitions. Internal growth is achieved through building its consumer brands, expanding and diversifying its global distribution network, and entering into new and strengthening existing alliance partner relationships. Internal growth also is driven through increased demand through growth of clients and partners. The Company has long-standing relationships and long-term contracts with these clients and partners. The length of the contracts varies across the Company’s business units, but the majority are for multiple years.

Acquisitions supplement the Company’s efforts to access new markets and client groups, while divestitures are done for businesses that do not complement the Company’s overall strategic plan. FDC’s acquisitions typically complement existing products and services, enhance the Company’s product lines and/or expand its customer base. The Company leverages its existing brands, alliance relationships and infrastructure (e.g., established sales force and distribution channels, including its 271,000 worldwide money transfer agent locations and approximately 4.6 million worldwide merchant locations) to complement and introduce the acquired company’s products to new markets, customers and geographic areas.

Industry

The evolution of technological capabilities is creating new competitors with innovative solutions, as well as driving an industry wide consolidation, which is creating more established competitors. The Company is involved with payment solutions technologies, such as wireless paperless products, stored-value cards and other custom payment solutions. These technologies will continue to be significant factors when considering the growth of the Company with respect to the continued conversion from paper processing to electronic transaction processing.

The Company expects that the shift from cash and check transactions to electronic and card transactions will continue to create growth opportunities. Bank industry consolidation impacts existing and potential clients in FDC’s service areas, primarily in Card Issuing Services and Merchant Services. The Company’s alliance strategy could be impacted negatively as a result of consolidations, especially where the banks involved are committed to merchant processing businesses that compete with the Company. Conversely, if an existing alliance bank partner acquires a new merchant business this could result in such business being contributed to the alliance. Bank consolidation has led to an increasingly concentrated client base in the industry, resulting in a changing client mix for Card Issuing Services as well as increased price compression.

2005 Financial Summary

Significant financial and other measures for the full year ended December 31, 2005 include:

•	Total revenues increased 5% from 2004 with Payment Services segment revenue growing 10% and Merchant Services segment revenue growing 7%. Diluted earnings per share from continuing operations decreased 8%, most significantly attributable to the 2004 gain on sale of GCA.

•	Cash flows from operating activities decreased 5% to $2,218.7 million, and the Company received proceeds of $995.6 million from the issuance of long-term debt. During 2005 the Company disbursed $793.7 million for business and portfolio acquisitions and $2,222.7 million to repurchase the Company’s shares.

•	The money transfer agent network increased to over 271,000 locations (including 18,000 Vigo locations), and consumer-to-consumer money transfer transactions increased 23% to 119 million. North America merchant transactions increased 18% to 23 billion. North America issuer transactions increased 16% to 8 billion.

2005 Acquisitions and Alliances

•	The Company acquired 100% of Vigo Remittance Corp., a provider of consumer-to-consumer money transfer services to various countries, for approximately $370 million in October 2005.

•	Other 2005 acquisitions and alliance formations include:

•	June—Formation of a merchant alliance with International Card Services (“ICS”), a card issuer and acquirer in the Netherlands, by purchasing 51% of their merchant acquiring business;

•	July—Acquisition of 100% of EuroProcessing International (“EPI”), a provider of debit and credit card issuing and acquiring processing in nine Central and Eastern European countries;

•	August—Formation of a merchant services alliance with BankWest in Australia;

•	September—Entered into a merchant services alliance with Citibank by acquiring CitiCorp Payment Services Inc., a provider of credit and debit card payment processing services to approximately 15,000 merchant locations;

•	November—Acquired 100% of Austrian Payment Systems Services GmbH (“APSS”), a provider of debit and credit card issuing and acquiring processing, as well as card network operations and terminals and ATM processing;

•	November—Acquired an approximately 80% interest in Korea Mobile Payment Services (“KMPS”), a provider of network and terminal interface services to local merchants.

•	The Company signed an agreement in December 2005 to acquire Gesellschaft fur Zahlungssysteme (“GZS”), a German processor of cashless, card-based payment transactions. Completion of this transaction is expected to occur in mid 2006.

•	The Company signed an agreement in 2005 to create a joint venture with Banca Nazionale del Lavoro (“BNL”), to provide merchant acquiring services for Italian merchants. The transaction closed on January 31, 2006, resulting in 49% ownership of the alliance to be accounted for under the equity method of accounting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934. As allowed by the SEC, the Company’s policy is to not include in management’s assessment of internal controls the internal controls of acquired companies in the year of acquisition if the Company deems that an assessment could not be adequately accomplished in the normal course of business. All acquisitions noted above that closed in 2005 were not within the scope of management’s report on internal controls over financial reporting. The Company does not deem these acquisitions significant, individually or in aggregate, to the Consolidated Financial Statements.

Spin-off of Western Union

On January 26, 2006 the Company announced its intention to separate the Western Union money transfer business into an independent publicly traded company through a spin-off of 100% of Western Union to FDC shareholders. The spin-off is intended to be tax free to the shareholders and completion is expected in the second half of 2006. At this point the Company has not made any decisions regarding its capital structure or other significant matters. The spin-off is subject to certain conditions, including regulatory approvals, the receipt of a favorable tax ruling from the Internal Revenue Service and final approval by FDC’s Board of Directors.

Upon completion of the spin-off the shareholders will have separate ownership interests in FDC and Western Union. Western Union will consist of FDC’s consumer-to-consumer and consumer-to-business money transfer businesses (including the Western Union, Vigo and Orlandi Valuta brands), and related businesses. FDC and Western Union will each be independent and have separate public ownership, boards of directors and management. To facilitate Western Union’s separation from FDC, the companies will continue certain existing arrangements during a transition period following completion of the spin-off.

The Company will incur incremental costs to effect the spin-off. These costs will be included in operating expenses. The Company will identify and disclose these amounts each period through the date of the spin-off.

This report describes FDC as structured and operated in 2005.

Management and 2006 Segment Reorganization

In November 2005, Charles T. Fote, the Chief Executive Officer, President and Chairman of the Board of Directors of FDC, retired. Henry C. Duques was named the Company’s Chief Executive Officer in November and became the Chairman of the Board of Directors on January 1, 2006. In connection with this change in leadership, changes were made to the Company’s senior management and organization of the business. Also, significant restructuring actions and their related charges were undertaken prior to the end of 2005. Beginning in 2006, the chief operating decision maker will make strategic and operating decisions with regards to assessing performance and allocating resources based on a new segment structure. A summary of how the segments will be structured follows:

Segment	Description

Western Union

Consumer-to-consumer money transfer businesses and consumer-to-business money transfer businesses

The Western Union segment will represent most of the businesses that will be part of the spin-off noted above

First Data Commercial Services	Domestic merchant acquiring and processing, debit network acquiring and processing, check verification and guarantee, and prepaid

First Data Financial Institution Services	Domestic customer account management, transaction processing and remittance services for credit, retail and debit accounts, and output services

First Data International	International credit, debit and prepaid card processing, ATM and POS processing, driving, acquiring and switching

Integrated Payment Systems	Official check business

The discussion below addresses the operations of the Company based on how the Company was operated in 2005, which is consistent with prior years. The above noted structure was effective January 1, 2006.

Segment Discussion

Payment Services Segment

Payment Services, which primarily is comprised of Western Union money transfer, continues to focus on international growth by expanding and diversifying its global distribution network, building the brand and enhancing the consumer experience, and leveraging channels and diversifying product offerings. The Company believes that near and long-term growth potential will come from the expansion of agent locations, continued growth of the global remittance market, the global loyalty program and alternative distribution points such as westernunion.com.

Vigo Remittance Corp., acquired in October 2005, is included in the Payment Services Segment. In the first quarter 2006, Western Union signed an agreement to continue its business with Grupo Elektra.

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

Western Union continues to experience vigorous competition in the traditional money transfer and bill payment businesses and is encountering expanded competition from banks, ATM providers and card associations as well as traditional service providers, informal payment networks, web, telephone payment systems (including mobile phone) and card-based service providers, as well as overnight mail and courier services. To effectively compete with these new channels Western Union is developing various service enhancements and new product offerings in response to the evolving competitive landscape, including consumer to bank account payout, prepaid services, expansion of on-line services and telephone and card-based options. Western Union’s money transfer business to, from, or within a country may be affected by a number of political, regulatory compliance and economic factors. From time to time, transactions within or between countries may be limited or prohibited by law. Additionally, economic or political instability may make money transfers to, from, or within a particular country difficult, as when banks are closed, devaluation of the currency makes it difficult to manage exchange rates or civil unrest makes access to Western Union agent locations unsafe. Emigration patterns, new regulations, changing economic conditions, the geo-political environment, natural disasters, competition and other factors can impact both transactions and revenues.

The Company’s money transfer and bill payment service businesses are subject to regulation in the U.S. by the federal government and most of the states. In addition, the money transfer business is subject to some form of regulation in each of the more than 200 countries and territories in which such services are offered. The Company has developed compliance programs to monitor regulatory requirements and developments and to implement policies and procedures to help satisfy these requirements. It is important to recognize, however, that the Company’s money transfer network operates through independent agents in most countries and the Company’s ability to control the compliance activities of such agents is limited. The Company continues to enhance compliance programs focused on agent training and monitoring to help satisfy legal and regulatory compliance by its agents.

The number and complexity of regulations around the world and the pace at which such regulation is changing, poses a significant challenge to the Company’s money transfer business. A violation of law may result in civil or criminal penalties or a prohibition against a money transmitter and/or its agents from providing money transfer services in a particular jurisdiction. In recent years federal and certain state regulatory departments have alleged deficiencies with respect to Western Union’s transaction reporting and compliance programs. Western Union has reached agreements with such regulatory departments without admission of wrongdoing. The U.S. Department of Treasury has required that money transmitters conduct due diligence and risk-based monitoring of their agents. The Company continues to enhance its regulatory compliance activities to address the requirements of domestic and international regulations. These additional efforts increase the Company’s costs of doing business. The Company believes that the trend toward additional regulation will continue and that the Company’s compliance with worldwide regulation may provide a competitive advantage in the future.

Merchant Services Segment

Merchant Services continues to expand its position in the credit, signature debit and PIN-debit processing markets through the strength of the alliance partners, focused sales force efforts and the development of new point-of-sale (“POS”) technologies and payment methods. The Company continues to expand its merchant alliance program and, as of December 31, 2005, there were in excess of 60 participating financial institutions worldwide in the alliance program with the addition of 19 partners in 2005. As noted above, during 2005 the Company formed alliances (by acquiring certain assets) with ICS, BankWest and Citibank and acquired EPI, APSS and KMPS which provide a presence in the Netherlands, Norway, Slovakia, Latvia, Lithuania, Australia, Austria and Korea. The card issuing related portion of the operating results of EPI and APSS are reflected in the Card Issuing Services segment.

In connection with the Concord EFS Inc. (“Concord”) merger, the Company estimated the impact of anticipated terminated contracts at approximately $100 million of Concord’s historic annualized revenue, and as of December 31, 2005, all clients related to such contracts had deconverted. The contract terminations impact both the Merchant Services and Card Issuing Services segments.

In July 2004, JPMorgan Chase (part owner of the Company’s Chase Merchant Services alliance) merged with Bank One (part owner of the Company’s Paymentech alliance). In October 2005, the Company and JPMorgan Chase signed an agreement to integrate the operations of Chase Merchant Services and Paymentech, under the name of Chase Paymentech Solutions, LLC (“CPS”). The integration agreement calls for a processing contract between the Company and CPS, which is being negotiated. The processing contract will run for the duration of the alliance. Oversight will be provided through a board on which the owners will be equally represented. The alliance will continue to be accounted for under the equity method of accounting.

In December 2005, the Company sold 20% of the PNC Merchant Services alliance (33% of its interest) to The PNC Financial Services Group, its partner in the alliance. Upon closing of the agreement the Company owned 40% of the alliance and began accounting for it under the equity method of accounting. Revenues and expense have been retroactively adjusted back to January 1, 2005 to reflect the alliance as an investment accounted for under the equity method.

There have been developing trends in the competitive landscape whereby card associations are expanding their business models. Visa is emerging as a more direct competitor as it expands its suite of service offerings to merchants and financial institutions while continuing its role in the settlement of Visa transactions and its ownership of the Interlink branded debit network. Such services may result in Visa significantly expanding its presence in the merchant acquiring market.

Merchant Services segment revenues are driven largely by the number of transactions (and to a lesser degree, dollar volumes); therefore, this segment is the Company’s segment which is least insulated from economic slowdowns. Consumers continue to increase the use of credit, debit and stored-value cards in place of cash and checks, with the decrease in use of checks negatively affecting the Company’s check verification and guarantee business. The Company expects that if, for example, consumer-spending increases in correlation to an improved economy, the Company will experience a relatively proportionate increase in transactions. Internet payments, although fast growing, continue to account for a small portion of the segment’s transactions. While transactions over the internet may involve increased risk, these transactions typically generate higher profits for the Company. The Company continues to enhance its fraud detection and other systems to address such risks.

The Company experienced growth in the PIN-debit market in 2005 that exceeded the growth in the credit market and the Company expects this growth trend to continue. Trends in consumer spending between national, regional and boutique merchants impact revenue and operating margins as revenue per transaction and operating margins from national merchants are typically less than regional and boutique merchants. The segment has historically experienced three to five percent annual price compression on average domestically, with price compression for the national merchants being higher. As consumers shift spending to national merchants and the Company experiences additional competition for national merchant contracts, results of operations could be negatively impacted if increased transaction volume is not sufficient to compensate for the lower pricing. The Company currently mitigates this impact through a diverse mix of national, regional and boutique merchants as well as expense reductions and enhanced product offerings.

Financial results of the merchant alliance strategy appear both in the transaction and processing service fee revenue and equity earnings in affiliates line items of the Consolidated Statements of Income. As a result of this accounting treatment, the effect of a merchant moving from an unconsolidated alliance to a consolidated entity would result in the reduction of processing revenue and equity earnings, which would be more than offset by a larger increase in acquiring revenue. The opposite would occur with a merchant moving from a consolidated entity to an unconsolidated alliance. Such movement of merchants may have a minimal impact on net income in an instance where the unconsolidated alliance is owned 50% by the Company and the consolidated entity is owned 55% (i.e. only a 5% difference when considering minority interest expense). Although the net income impact in this instance may be minimal the revenue impact could be significant. The revenue impact would be further amplified by merchants that are mostly PIN-debit as there would be significant impact to debit network fee revenue and no impact to net income as these fees have no margin.

The purchase and sale of merchant contracts is an ordinary element of the Company’s Merchant Services business, as is the movement of merchant contracts between the Company and its merchant alliances. The Company periodically evaluates merchant portfolios, both branded and unbranded, and which the Company has been unable to distribute to the Company’s alliance partners. The Company or a merchant alliance may purchase or sell a portfolio of contracts outright. Other times a partner may purchase the Company’s interest in a merchant alliance. This gives the partner 100% ownership in the underlying merchant contracts as compared to a partial interest in a joint venture alliance that owns the contracts. Other times the formation of a merchant alliance involves the sale of an interest in a portfolio of the Company’s merchant contracts to the joint venture partner for cash. Management considers these transactions to be in the ordinary course of managing the Company’s business, and therefore, the gains from selling these revenue-generating assets are included within the product sales and other component of revenues.

Since the completion of its merger with Concord on February 26, 2004, the Company has executed numerous initiatives to integrate Concord into FDC and reorganize existing FDC operations. The Company identified expenses of approximately $130 million and $82 million for the years ended December 31, 2005 and 2004, respectively, related to integration and reorganization efforts which were recorded in the cost of services, selling, general and administrative, restructuring and impairments line items of the Consolidated Statements of Income. Approximately 78% and 76% of these expenses were incurred in the Merchant Services segment, which does not include restructuring and impairments, during the years ended December 31, 2005 and 2004, respectively. These expenses included the cost of personnel who were assigned to work exclusively on the integration or reorganization, as well as a portion of the personnel costs for those who were partially dedicated to such efforts. Integration and reorganization expenses also included certain internal and contract system development costs and infrastructure costs.

Card Issuing Services Segment

In November 2005, the Company announced it was performing an operational review of the credit, retail, and output services businesses in the Card Issuing Services segment in response to changes in the business environment and the change in the mix of these businesses over the last several years. The Company concluded that review and determined that these businesses are an integral part of its operations. However, due to the changing environment and direction of these businesses, the Company took significant actions in the fourth quarter including the announced closing of two output services facilities and the termination of 780 employees around the world associated with these businesses. The Company will continue to evaluate process improvements to reduce costs in 2006 and 2007.

Card Issuing Services continues to focus on converting its account pipeline, maximizing productivity and system capacity, growing through expansion into adjacent markets such as healthcare and making selective acquisitions. During 2005, the Company acquired EPI and APSS which provided a presence in Norway, Slovakia, Latvia, Lithuania and Austria. The merchant related portion of the operating results of EPI and APSS are reflected in the Merchant Services segment.

In connection with the Concord merger, the Company estimated the impact of anticipated terminated contracts at approximately $100 million of Concord’s historic annualized revenue, and as of December 31, 2005, all clients related to such contracts had deconverted. The contract terminations impact both the Merchant Services and Card Issuing Services segments.

In June 2005, the Card Issuing Services segment signed a long-term processing agreement with Citibank that will expand the Company’s existing relationship to include processing services for the Sears, Roebuck & Co. card portfolios. The extended relationship will focus on private label and private label co-branded bankcards in addition to the accounts currently processed for Citibank. The Sears co-branded bankcard and private label portfolios are expected to convert in the second quarter of 2006.

The bank consolidation noted above was a contributing factor to the termination and deconversion of several significant credit card processing contracts including FleetBoston, HSBC and JPMorgan Chase.

The underlying economic drivers of card issuance are population demographics and employment. New cardholders are predominantly people aged 18-24, a demographic segment that has been growing at a faster pace than the general population in recent years. Strengthening in the economy typically results in an improved credit risk profile, allowing card issuers to be more aggressive in their marketing campaigns to issue more cards. The Company continues to see a shift to the use of PIN-debit cards from credit, signature debit, checks and cash. PIN-debit transactions have been the fastest growing type of transaction.

In January 2006, the Company received notice that Bank of America will terminate its output services and remittance processing agreements with the Company in the second half of 2006. Also Wells Fargo Bank notified the Company of its intent to begin in-house processing of a portion of their debit card portfolios beginning in the second half of 2006. The collective impact of these two events is expected to adversely impact Card Issuing Services segment revenue by less than 1% in 2006 and less than 5% on an annualized basis.

All Other and Corporate

In June 2005, Simpay Limited, the only client of First Data Mobile Payments Limited (formerly Encorus Payments Limited), announced and executed a plan to cease operations. As a result, the Simpay structure supporting interoperable mobile payments will not be launched as planned. Based on these developments and the completion of a strategic review in August 2005, the Company significantly reduced the scale of its associated operations. These actions and the reduced business outlook led the Company to record restructuring and asset impairment charges of approximately $32 million in the third and fourth quarters of 2005. The Company continues to assess the business opportunities around the First Data Mobile Payments technologies and certain employees continue to develop and sell its solutions. Since the business continues to be a going concern certain assets and the cumulative translation adjustment in equity remain on the balance sheet. Additionally, a valuation allowance has been recorded on the deferred tax asset related to the First Data Mobile Payments’ loss on impairment of intangible assets because the likelihood of realizing the future tax benefit is not considered more likely than not at this point in time. Both the cumulative translation adjustment and the tax benefit associated with the impairment of intangible assets could be recognized in a future period if the business were to be shutdown in its entirety.

In connection with the formation of the FDGS Holdings, L.P. (“FDGS” formerly eONE Global, L.P) partnership in November 2000, the Company agreed to contribute up to $100 million to FDGS in the event that its contract was renewed on terms materially worse than the contract in effect at the time of formation, and have a material adverse effect on the business of FDGS, subject to certain limitations. During the third quarter 2005 FDGS extended its contract with Bank of America, and in the fourth quarter 2005, the Company agreed to contribute $35 million to FDGS, its 75% owned subsidiary which the parties agree satisfies the initially agreed-to contribution required related to that contract renewal. The contribution resulted in a reduction in equity of approximately $9 million.

In August 2005, the Company sold its remaining interest in International Banking Technologies, which was substantially divested in 2001. Results for 2005 include a pretax gain of approximately $8 million from the sale.

Discontinued Operations

The July 30, 2004 sale agreement between NYCE and Metavante Corporation contemplated potential adjustments to the sales price that became estimable in the fourth quarter 2005. The estimated adjustment to the sales price of $28.2 million was recorded in the fourth quarter 2005 and is presented in discontinued operations, net of a sale reserve and taxes, on the Consolidated Statements of Income.

Components of Revenue and Expenses

The following briefly describes the components of operating revenue and expenses as presented in the Consolidated Statements of Income. Descriptions of the revenue recognition policies are included in Note 1 of the Consolidated Financial Statements.

Transaction and processing service fees—Revenues are based on a per transaction fee, a percentage of dollar volume processed, accounts on file or some combination thereof. These revenues represent approximately 88% of FDC’s revenues for the year ended December 31, 2005 and are most reflective of the Company’s core business performance. Payment Services segment revenue is earned primarily from transaction fees charged to Western Union consumers sending money transfers. Merchant Services segment revenue is comprised primarily of fees charged to merchants and processing fees charged to alliances accounted for under the equity method. Merchant discount revenue from credit card and signature debit card transactions acquired from merchants is recorded net of interchange and assessments charged by the credit card associations, while debit network fees from PIN-debit card transactions acquired from merchants are recorded gross with the associated network fee recorded in cost of services. Merchant Services revenues include check guarantee and verification fees which are charged on a per transaction basis or as a percentage of the face value of the check. Card Issuing Services revenue related to credit and retail card processing is comprised primarily of fees charged to the issuer based on cardholder accounts on file, both active and inactive. In addition, delivery of output services consists of print mail and plastics. Debit network issuing and processing service fees are typically based on transaction volumes processed.

Investment income, net—Revenue is derived primarily from interest generated by settlement assets within the Payment Services and Merchant Services segments and realized net gains and losses from such assets. This revenue is recorded net of associated hedges and official check agents’ commissions.

Professional services—Revenue is recognized from custom programming and system consulting services.

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

Reimbursable postage and other—This component and the offsetting expense caption represent postage, telecommunications and similar costs that are passed through to customers principally within the Card Issuing Services segment.

Cost of services—This caption includes the costs directly associated with providing services to customers and includes the following: telecommunications costs, personnel and infrastructure costs to develop and maintain applications and operate computer networks and associated customer support, PIN-debit network fees, losses on check guarantee services and merchant chargebacks, commissions paid to money transfer agents, depreciation and amortization expense and other operating expenses.

Cost of products sold—These costs include those directly associated with product and software sales such as cost of POS devices, merchant terminal leasing costs, and software licensing and maintenance costs and associated amortization and depreciation.

Selling, general and administrative—This caption primarily consists of salaries, wages and related expenses paid to sales personnel, administrative employees and management as well as advertising and promotional costs and other selling expenses.

Results of Operations

The following discussion for both results of operations and segment results refers to the year ended December 31, 2005 versus the same period in 2004, and the year ended December 31, 2004 versus the same period in 2003. Amounts include the Concord results of operations from the February 26, 2004 merger date and all other acquired companies results of operations from dates of their respective acquisitions. Consolidated results should be read in conjunction with segment results which provide more detailed discussions concerning certain components of the Consolidated Statements of Income. All significant intercompany accounts and transactions have been eliminated including the operations between the former Concord businesses and FDC.

PNC Merchant Services alliance revenues and expenses have been retroactively adjusted back to January 1, 2005 to reflect the alliance as an investment accounted for under the equity method. In addition, amounts for 2004 and 2003 have been adjusted for a reclassification of leasing revenue from “Transaction and processing service fees” to “Product sales and other.” Both adjustments relate to the Merchant Services segment.

Consolidated Results

							Percent Change
	2005	% of Total Revenue	2004	% of Total Revenue	2003	% of Total Revenue	2005 vs. 2004	2004 vs. 2003
(in millions)
Revenues:
Transaction and processing service fees	$9,283.0	88%	$8,666.9	86%	$7,070.7	84%	7%	23%
Investment income, net	(58.3)	(1)	91.2	1	143.8	2	*	(37)%
Professional services	89.0	1	89.9	1	102.9	1	(1)%	(13)%
Software licensing and maintenance	58.6	1	63.4	1	53.4	1	(8)%	19%
Product sales and other	502.2	5	518.0	5	421.1	5	(3)%	23%
Reimbursable postage and other	615.9	6	583.8	6	608.3	7	5%	(4)%

	$10,490.4	100%	$10,013.2	100%	$8,400.2	100%	5%	19%

Expenses:
Cost of services	$5,661.3	54%	$5,140.6	51%	$4,235.1	50%	10%	21%
Cost of products sold	264.7	2	223.1	2	204.4	3	19%	9%
Selling, general and administrative	1,628.4	16	1,610.5	16	1,375.0	16	1%	17%
Reimbursable postage and other	615.9	6	583.8	6	608.3	7	5%	(4)%
Other operating expenses, net	164.7	1	121.4	2	39.1	1	36%	210%

	$8,335.0	79%	$7,679.4	77%	$6,461.9	77%	9%	19%

Interest income	$21.2	*	$25.1	*	$7.5	*	(16)%	235%
Interest expense	(228.3)	*	(136.8)	*	(107.1)	*	67%	28%
Investment gains and (losses)	22.3	*	5.9	*	(6.7)	*	*	*
Divestitures, net	61.3	*	265.2	*	6.8	*	*	*
Income taxes	542.9	*	674.7	*	463.9	*	(20)%	45%
Minority interest	(128.6)	*	(114.6)	*	(119.6)	*	12%	(4)%
Equity earnings in affiliates	236.9	*	163.9	*	138.7	*	45%	18%
Discontinued operations	(11.5)	*	7.4	*	14.7	*	*	(50)%

Net income	$1,585.8	15%	$1,875.2	19%	$1,408.7	17%	(15)%	33%

Diluted earnings per share from continuing operations	$2.04		$2.22		$1.86		(8)%	19%

*	Calculation not meaningful.

Operating revenues overview

Transaction and processing service fees

•	Payment Services segment—Increased money transfers at existing Western Union agent locations and, to a lesser extent, agent location additions contributed to increased transaction volume internationally and domestically for the year ended December 31, 2005. These increases along with incremental marketing investments also contributed to increased transaction volume internationally and domestically for the year ended December 31, 2004.

•	Merchant Services segment—Growth is due to internal growth in the domestic and international businesses, increased transaction volumes, new sales, increased debit network fees, the incremental impact of the merger with Concord on 2005 and 2004 results and other recent acquisitions partially offset by the disposition of GCA Holdings, LLC (“GCA”) in March of 2004, as well as the deconsolidation of the PNC alliance in 2005. Adversely impacting these growth rates were declines in checks at the point of sale, the loss of certain STAR clients, and the exit of certain portfolios and contracts in 2004.

•	Card Issuing Services segment—Revenue declined in 2005 due mostly to account deconversions, price compression and the loss of certain STAR clients. Revenue in 2004 increased due to the incremental impact of the merger with Concord and other acquisitions, growth from existing clients, and account conversions offset by account deconversions and price compression.

Investment income, net

•	Negative investment income in 2005 was driven by the Payment Services segment’s official check business partially offset by increased investment income related to the Merchant Services segment. Higher interest rates caused commissions paid to official check agents to double, partially offset by lower realized losses on derivative instruments used to hedge the commissions, resulting in negative official check related investment income for the year. Also contributing to the decrease in investment income in 2005 when compared to 2004 were less than $1 million of realized gains on the sale of portfolio investments in 2005. Investment income was impacted in 2004 by changes in interest rates over 2003, portfolio yields, and reduced gains realized upon liquidation of certain portfolio investments.

Product sales and other

•	The decrease in product sales and other revenue in 2005 from the comparable 2004 period was driven by not having a gain on sale of a merchant portfolio in 2005 compared to that generated in 2004 as noted below. The decrease was substantially offset by increased contract termination fees in Card Issuing Services, increased domestic and international sales and leasing of terminals, and the incremental impact of the Concord merger and acquisitions. The increase in product sales and other revenue in 2004 compared to 2003 was attributable to Concord terminal operations in 2004 and a gain on the sale of merchant portfolios of approximately $101 million in 2004 compared with gains of $71 million in 2003. Also impacting 2004 results were the first three months of TeleCash Kommunikations-Serivce GmbH’s (“TeleCash”) revenue before the anniversary of its March 2003 acquisition date. Partially offsetting the growth for 2004 was less royalty income than the prior year.

Reimbursable postage and other

•	The increases in 2005 reimbursable postage and other revenue and the corresponding expense were due to new business and internal growth partially offset by account deconversions. The decreases in 2004 compared to 2003 resulted from deconverted clients and volume declines in the subprime market, offset partially by new business.

Operating expenses overview

Cost of services

•	The increase in cost of services in 2005 over 2004 was driven by increased Western Union agent commissions, increased debit network fees and the impact of acquisitions net of the effect of dispositions. Each of these items contributed between $150 million and $200 million to the increase in cost of services. The agent commissions increase corresponds to the increase in money transfer revenue. Debit network fees increased due to the growth in debit transactions and changes in rates charged by the network providers. The impact of the acquisitions include the expenses of those that closed in 2005 and the expenses from January 1, 2005 to the anniversary dates of the merger with the former Concord businesses and the acquisitions of Cashcard Australia Limited (“Cashcard”) and First Data Hellas. Partially offsetting these acquisitions were the expenses associated with GCA before its sale. Other significant offsets to the above include the decrease associated with the deconsolidation of PNC for 2005 results, check warranty expense, chargeback expense as well as, based on certain compensation plan financial performance measures not being met, a significant decrease in the amount accrued with respect to incentive compensation for all levels of employees. The increase in cost of services as a percentage of revenue was driven mostly by increased debit network fees.

The increase in cost of services in 2004 over 2003 was driven most significantly by acquisitions and also by a similar increase in Western Union agent commissions as noted above and to a lesser extent debit network fees. Partially offsetting these items was a decrease in cost of services from the sale of GCA.

Cost of products sold

•	The increase in 2005 is attributable to the write-off of capitalized contract costs associated with a terminated customer contract for which contract termination fees were received in the Card Issuing Services segment, increases in costs associated with sales and leasing of terminals, and the inclusion of the former Concord operations for the full year in 2005 compared to activity from the date of the merger in February 2004. Other acquisitions only had a minimal impact. The increase in cost of products sold in 2004 is attributable to Merchant Services POS terminal sales since the first quarter 2003 acquisition of TeleCash and the first quarter 2004 Concord merger.

Selling, general and administrative

•	The increase in 2005 resulted from increased marketing for Western Union and acquisitions. The impact of the acquisitions includes the expenses of those that closed in 2005 and the expenses from January 1, 2005 to the anniversary dates of the merger with the former Concord businesses and the acquisitions of Cashcard and First Data Hellas. Partially offsetting the increases in expense was the above-described significant decrease in the amount accrued with respect to incentive compensation for all employees. The selling, general and administrative expenses increase in 2004 was due to the Concord merger, the acquisitions of Cashcard and First Data Hellas, increased marketing and advertising in Western Union markets, and other items associated with the growth of the Company.

Other operating expenses, net

Other operating expenses related to restructuring, impairment, litigation and regulatory settlements and other charges totaled $164.7 million, $121.4 million and $39.1 million for the years ended December 31, 2005, 2004 and 2003, respectively, and are presented on the Consolidated Statements of Income under those respective descriptions.

2005 Activities

	Pretax Benefit (Charge)
Year ended December 31, 2005	Payment Services	Merchant Services	Card Issuing Services	All Other and Corporate	Totals
	(in millions)
Restructuring charges	$(7.6)	$(20.8)	$(45.2)	$(11.2)	$(84.8)
Restructuring accrual reversals	—	1.7	1.2	0.3	3.2
Impairments	(9.4)	(0.2)	(12.2)	(28.5)	(50.3)
Litigation and regulatory settlements	1.4	—	—	—	1.4
Other	(13.4)	(8.0)	(9.9)	(2.9)	(34.2)

Total pretax benefit (charge), net of reversals	$(29.0)	$(27.3)	$(66.1)	$(42.3)	$(164.7)

Restructuring charges

The restructuring charges were comprised of severance totaling $81.3 million and facility closures totaling $3.5 million for the year ended December 31, 2005. Severance charges resulted from the termination of approximately 1,750 employees across the organization for the year ended December 31, 2005 representing all levels of employees and approximately 5% of the Company’s workforce. The Company estimates cost savings resulting from 2005 restructuring activities of $11 million in 2005 and $124 million on an annual basis.

In December 2005, the Company implemented a company wide restructuring of its operations. The restructuring closely followed a change in the Company’s senior management. The new management took steps it determined necessary to position the company for growth, reduce operating costs and build shareholder value. The actions to achieve this objective included: (1) a targeted significant reduction of senior management; (2) reorganization of certain management structures; (3) a strategic reduction or elimination of certain functional areas; (4) a general reduction of headcount to reduce operating costs; (5) closing a call center operation and moving the volume to another center; (6) closing two output services facilities and moving volume to another facility; and (7) ceasing certain product offerings. The effect on headcount and charge by segment was as follows: Payment Services, 111 employees and $7.3 million; Merchant Services, 447 headcount and $20.8 million; Card Issuing Services, 780 headcount and $31.5 million; and Corporate and All Other, 85 headcount and $8.0 million. Note that certain of the impairments noted below resulted from the restructuring activities discussed above.

The following describes the nature and timing of other restructuring plans during the year by segment:

Payment Services

•	Charges related to severance costs associated with consolidating certain call center and accounting functions to other locations. This restructuring was completed in the second quarter of 2005.

Card Issuing Services

•	Severance charges were incurred to adjust the cost structure to better align with the reduced revenue resulting from the deconversion of the JPMorgan Chase credit accounts in July 2005. This action was completed in the third quarter of 2005.

•	Charges also were incurred related to the closure of a facility in the United Kingdom. The associated severance charges were recorded in December 2004 with the facility being vacated during the second quarter of 2005. Additionally, lease termination charges were incurred related to exiting a facility in Florida related to consolidating FDC operations into a former Concord facility. The facility was vacated during the third quarter of 2005.

All Other and Corporate

•	Severance charges resulted from the Company significantly reducing the scale of its mobile payments business as a result of the only client of First Data Mobile Payments Limited ceasing operations. This action was completed in the third quarter of 2005.

Reversal of restructuring accruals

The Company reversed $3.2 million of prior period restructuring accruals during 2005. Reversals related to changes in estimates regarding severance and facility costs from restructuring activities that occurred in 1998 and 2000 through 2005.

The following table summarizes the Company’s utilization of restructuring accruals for the years ended December 31, 2004 and 2005 (in millions):

	Employee Severance	Facility Closure
Remaining accrual at January 1, 2004	$17.9	$1.9
Expense provision	56.8	8.8
Cash payments and other	(49.7)	(7.4)
Changes in estimates	(1.3)	(0.8)

Remaining accrual at December 31, 2004	$23.7	$2.5
Expense provision	81.3	3.5
Cash payments and other	(31.5)	(2.9)
Changes in estimates	(2.6)	(0.3)

Remaining accrual at December 31, 2005	$70.9	$2.8

Impairments

In June 2005, Simpay Limited, the only client of First Data Mobile Payments, announced and executed a plan to cease operations. As a result, the Simpay product solutions supporting interoperable mobile payments will not be launched as planned. Based on these developments and the completion of a strategic review in August 2005, the Company significantly reduced the scale of its operations. These actions and the reduced business outlook led the Company to record asset impairment charges in All Other and Corporate of approximately $27.6 million in the third quarter related to goodwill and other assets and $0.9 million in the fourth quarter related to fixed assets.

In the fourth quarter of 2005, the Company recorded a goodwill impairment charge of $8.7 million resulting from a change in strategic direction relating to one of its majority owned prepaid businesses.

In addition to the impairment noted above, the Company recognized an impairment of $4.4 million for the write down of two facilities in the Card Issuing Services segment during the fourth quarter. Impairment charges were also recorded company-wide during the year related to the write down of fixed assets, software, intangibles, goodwill and other assets.

Litigation and regulatory settlements

During the twelve months ended December 31, 2005, the Company reversed two unutilized reserves established in 1999 and 2000 upon satisfaction of all settlement obligations for lawsuits in the Payment Services segment of $2.9 million which was partially offset by a regulatory settlement charge of $1.5 million also in the Payment Services segment.

Other

During the three months ended December 31, 2005, the Company recognized a charge related to an additional accrual of domestic and international escheatment liabilities related to years prior to 2005. Other charges also included $2.1 million of contract termination costs related to the fourth quarter restructuring events discussed above. Additionally, other charges relate to the reimbursement to certain clients for the misallocation of certain pass-through billings, the majority of which related to 2004. The misallocations have no impact on prior period expenses.

2004 Activities

	Pretax Benefit (Charge)
Year ended December 31, 2004	Payment Services	Merchant Services	Card Issuing Services	All Other and Corporate	Totals
	(in millions)
Restructuring charges	$(3.1)	$(8.9)	$(29.4)	$(24.2)	$(65.6)
Restructuring accrual reversals	0.7	0.1	1.1	0.2	2.1
Impairments	(0.8)	(2.3)	8.1	(5.5)	(0.5)
Litigation and regulatory settlements	—	(32.4)	—	—	(32.4)
Other	—	(25.0)	—	—	(25.0)

Total pretax benefit (charge), net of reversals	$(3.2)	$(68.5)	$(20.2)	$(29.5)	$(121.4)

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

Payment Services

•	Charges related to severance costs associated with the consolidation of various international functions into Dublin, Ireland. The restructuring plan was completed in the first quarter of 2004.

•	Charges also were incurred related to the lease termination of a facility due to the operations being combined with another FDC facility. This plan was completed in the second quarter of 2004.

Merchant Services

•	Severance charges resulted from the closure of certain FDC operations and locations, including a Cardservices International, Inc. (“CSI”) call center, a TeleCheck Services Inc. data center, a PayPoint Electronic Payment Systems (“PayPoint”) debit processing center and elimination of certain positions as a result of the Company’s reorganization done in conjunction with the Concord integration. Severance charges also were incurred related to the continued integration of international support functions between the Merchant Services and Card Issuing Services segments that began in 2003 and the restructuring of the Company’s TeleCash Germany operations in an effort to create operational efficiencies. All of the above noted restructuring plans were completed in 2004.

Card Issuing Services

•	Severance charges resulted from the integration of international support functions with Merchant Services as noted above and ongoing initiatives to streamline operations both domestically and internationally. These plans were completed in the first and fourth quarter of 2004, respectively.

•	Charges were incurred related to the lease buyout of a facility in the United Kingdom after it was determined that the facility could not fulfill the Company’s needs. This plan was completed in the first quarter of 2004.

•	Charges were recognized related to the integration of international operations, including the Cashcard acquisition and the associated effort to create operational efficiencies, which were completed in the third quarter of 2004.

All Other and Corporate

•	Charges related to severance resulting from the consolidation of certain existing FDC administrative operations with Concord were recorded. This plan was completed in the first quarter of 2004. A restructuring of the purchasing and human resources departments was completed during the first three quarters of 2004.

•	There were a number of restructuring actions within FDGS. FDGS severance charges were a result of FDGS’ decision to slow the rate of investment in certain product offerings due to market immaturity, controlling costs, the sale of an FDGS business and reductions of the overall management structure at FDGS. Part of these severance charges included the elimination of several senior management positions. A charge of $10.9 million related to certain of these senior managers also was incurred due to their right upon termination under certain circumstances to sell shares purchased at the time of FDGS’ formation to FDGS at the original purchase price. Certain of the restructuring plans were completed in the second quarter of 2004 with the remaining completed in the third quarter of 2004.

•	Charges also were incurred in the second quarter of 2004 related to a Corporate facility lease in Georgia as it was determined that the current facility could no longer fulfill the Company’s needs. The restructuring plan was completed in the second quarter of 2004.

Reversal of restructuring accruals

The Company reversed $2.1 million of prior period restructuring accruals. Reversals related to changes in estimates regarding severance costs and lease terminations from restructuring activities in 2003, 2001 and 2000.

Impairments

The Payment Services and Merchant Services segments’ impairment charges related to the write-down of leasehold improvements associated with certain domestic restructuring activities and an impairment of software that is no longer being fully utilized due to system decisions influenced by the integration of Concord.

The Card Issuing Services segment included a $12.0 million recovery in 2004 of costs associated with a 2002 impairment of capitalized customer contract costs related to a customer bankruptcy. Also in this segment are charges related to the impairment of software that is no longer being utilized.

The All Other and Corporate impairment charges include the write-down of fixed assets and goodwill associated with facility closures which were part of the restructuring actions noted above and an impairment of First Data Mobile Payments Limited software due to diminished demand for a product offering in the first quarter of 2004.

Litigation and regulatory settlements

Litigation charges of $32.4 million were recorded for the year ended December 31, 2004 related to a lawsuit associated with a consolidated merchant alliance in the Merchant Services segment. Minority interest benefits of $15.4 million related to these charges were recognized in the minority interest line in the Consolidated Statements of Income.

Other

The Company recognized a $25.0 million pretax charge related to adjustments for TeleCheck accounting entries that originated primarily during 2002 and 2003.

2003 Activities

	Pretax Benefit (Charge)
Year ended December 31, 2003	Payment Services	Merchant Services	Card Issuing Services	All Other and Corporate	Totals
	(in millions)
Restructuring charges	$(3.5)	$(6.7)	$(16.2)	$(4.0)	$(30.4)
Restructuring accrual reversals	0.5	0.7	1.0	0.3	2.5
Impairments	—	—	(5.0)	(1.2)	(6.2)
Litigation and regulatory settlements	—	(5.0)	—	—	(5.0)

Total pretax benefit (charges,) net of reversals	$(3.0)	$(11.0)	$(20.2)	$(4.9)	$(39.1)

Restructuring charges

The restructuring charges were comprised of severance totaling $30.1 million and $0.3 million related to lease termination losses. Severance charges resulted from the termination of approximately 740 employees across the organization representing all levels of employees and less than 3% of the Company’s workforce. The following describes the nature and timing of the restructuring plans by segment:

Payment Services

•	Charges related to severance costs associated with the rebalancing of resources from domestic operations to international operations. This rebalancing was necessary to support the Company’s focus and success in international expansion of agents and increase its international transactions. The restructuring plan was completed in the third quarter of 2003.

Merchant Services

•	Severance charges resulted from the consolidation of certain domestic sales and support functions and the elimination of redundant positions in the merchant acquiring and check verification and guarantee business as well as related lease termination losses with the closure of a TeleCheck facility. Severance charges were also incurred to integrate international support functions between the Merchant Services and Card Issuing Services segments.

•	The domestic and international restructuring plans were completed in the third quarter of 2003.

Card Issuing Services

•	Severance charges resulted from the streamlining of the domestic operations and realignment of operating expenses to address declining segment revenues. This restructuring plan was completed in the third quarter 2003.

•	Charges also were incurred related to the integration of international support functions with Merchant Services as noted above. As part of this effort, a lease termination loss was recognized in the combination of facilities into one location in Australia. This international plan was completed in fourth quarter 2003.

All Other and Corporate

•	Charges related to the consolidation of certain human resource and payroll functions to the Denver and Omaha locations. The restructuring plan was completed in the third quarter of 2003.

•	Severance charges resulted from the consolidation of First Data Mobile Payments Limited operations, which resulted in the closure of the Leipzig, Germany facility. This consolidation was done in an effort to reduce fixed operating costs and to outsource software development activities. This portion of the restructuring plan was completed in the fourth quarter of 2003.

•	Charges also were incurred related to the combination of the BillingZone and Taxware operations under the Velosant structure. This portion of the restructuring plan was completed in the third quarter of 2003. Additional restructuring activities occurred in the first quarter of 2004 for these businesses.

Reversal of restructuring accruals

The Company reversed $2.5 million of prior period restructuring accruals. The change in estimate was due to the favorable resolution of a customer contract related to the discontinuance of the Payment Card Solutions operations in the second quarter 2001, favorable terminations of lease agreements related to the third quarter 2000 Card Issuing Services segment restructuring and an adjustment of severance costs related to the first quarter 2002 FDGS restructuring.

Impairments

The Company recognized $6.2 million of asset impairment charges, the majority of which related to the lack of sufficient demand to support the Company’s investment in its domestic micro-chip smart card product.

Litigation and regulatory settlements

A litigation charge of $5.0 million was recorded related to a lawsuit associated with the Merchant Services segment.

Interest income

Interest income decreased in 2005 due to the sale in 2005 and 2004 of certain investments acquired with the Concord merger. The decrease in the investment balances partially was offset by an increase in interest rates. Interest income increased in 2004 due to earnings on the cash and investments acquired in the Concord merger.

Interest expense

Interest expense increased in 2005 as a result of increased interest rates as well as a higher average debt balance in the current year resulting from the issuance of $1 billion in debt during the third quarter of 2004 and $1 billion in debt issued during the second quarter of 2005. Interest expense increased in 2004 as a result of higher average debt levels and interest rates in 2004 compared to 2003, and the recognition of the unamortized discount associated with the 2% Senior Convertible Contingent Debt Securities called in the first quarter of 2004. Interest expense is expected to continue to increase in 2006.

Investment gains and losses, net

During 2005, the Company recognized pretax gains of $21.4 million on the sale of CheckFree Corporation common stock, net of charges to exit related hedging instruments, as well as lesser gains on the sales of other strategic investments. These gains partially were offset by other than temporary impairments of other investments.

The Company recognized a net investment gain in 2004 resulting from the sale of a minority investment in VIPS Healthcare Information Systems (“VIPS”) having sold the majority interest in 1998. The sale of its remaining minority interest in VIPS was made pursuant to the 1998 sale agreement which required First Data to sell its retained interest upon the occurrence of specified events. Partially offsetting this gain were the write-down of investments considered other than temporarily impaired.

For the year ended December 31, 2003 net investment losses were recorded primarily related to e-commerce businesses and strategic investments.

Divestitures, net

During 2005, the Company recognized a pretax gain upon the divestiture of certain interests including the following: $36.3 million for the sale of a portion of the PNC alliance, $9.0 million for the sale of its investment in Link2Gov, and $8.3 million for the sale of its remaining interest in International Banking Technologies. The Company also recognized a gain on the sale of a small business and reversed $4.5 million of divestiture accruals due to the expiration of certain contingencies.

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

Income taxes

FDC’s effective tax rates on pretax income from continuing operations were 25.3%, 26.5% and 25.0% for the years ended December 31, 2005, 2004 and 2003, respectively. The calculation of the effective tax rate includes most of the equity earnings in affiliates and minority interest in pretax income. The majority of minority interest and equity earnings relate to entities that are considered pass-through entities for income tax purposes.

The decrease in the effective tax rate in 2005 compared to 2004 resulted from a larger impact of non-taxable interest and an increased foreign tax rate differential (mostly attributable to the international structure of Western Union described below), partially offset by recording a valuation allowance against the deferred tax asset associated with the First Data Mobile Payments intangible asset impairment. The release of reserves related to the expiration of a prior year statute also lowered the effective tax rate in 2005 but to a somewhat lesser extent than a corresponding release in 2004. In addition, in the second quarter 2005, the Company recorded a discrete net tax benefit of approximately $7 million related to certain items including the recognition of excess foreign tax credits and a reduction of a tax rate of a foreign subsidiary and the resulting change in its deferred tax balance.

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

Key provisions of the American Jobs Creation Act of 2005 include a temporary incentive for U.S. multinational corporations to repatriate foreign earnings, a domestic manufacturing deduction, and additional international tax reforms. The Company determined not to repatriate any foreign earnings pursuant to the repatriation provision, which expired at the end of 2005.

To address certain tax aspects of a 2003 legal restructuring of Western Union’s international operations, the Company initiated discussions with the Internal Revenue Service (“IRS”) pursuant to the IRS’s Advance Pricing Agreement (“APA”) Program. If an APA is successfully negotiated, the Company generally will avoid further examination, during the term of the APA, of the transfer pricing methods applicable to, and valuations of, the covered transactions. The Company continues to negotiate with the IRS in the APA process, and while it is hopeful of reaching resolution through the process, there can be no assurances that the APA negotiations will be resolved in a manner acceptable to the Company. If not so resolved, the matter likely would proceed to other forums within the IRS. The amount of accounting and tax benefit resulting from the legal restructuring, as recorded in the Company’s financial statements, is included in the “Foreign rate differential” line of the effective tax rate reconciliation in Note 9 to the Consolidated Financial Statements, beginning in 2003. Any differences from the Company’s positions as recorded in its financial statements upon resolution of these issues will be reflected as a part of the income tax expense in the period during which the resolution occurs.

Minority interest

Most of the minority interest expense relates to the Company’s merchant alliances. The majority of the increase in this expense in 2005 is attributable to lower minority interest expense in 2004 due to the 2004 minority interest expense benefit recorded in conjunction with restructuring and impairment charges in the FDGS businesses and the charges recorded for the anticipated settlement of a lawsuit associated with the Merchant Services segment. Partially offsetting the increases in minority interest expense is the absence of the minority interest expense associated with GCA that was sold in the first quarter of 2004 and the minority interest associated with the PNC alliance that was reclassified as an equity-method investment for all of 2005.

The decrease in minority interest expense in 2004 from 2003 is attributable to the sale of GCA, the restructuring of FDGS and the lawsuit noted above and the purchase of the TASQ minority interest in June 2004.

Equity earnings in affiliates

The 2005 increase in equity earnings in affiliates relates to increases in volume and mix of the merchant portfolio in one of its merchant alliances as well as the inclusion of the equity earnings for the PNC alliance in 2005 as discussed above. The 2004 and 2003 increases related to revenue and profit as a result of increased transaction volumes of certain merchant alliances.

Diluted earnings per share

The decrease in earnings per share (“EPS”) for 2005 is attributable to a decrease in net income resulting most significantly from the gain on the sale of GCA recognized in 2004 in addition to the items discussed above, offset partially by fewer outstanding shares resulting from the purchase of treasury stock. The increase in EPS for 2004 is attributable to increases in net income resulting most significantly from the gain on the sale of GCA in 2004 as well as the items discussed above. The buyback of 42.4 million, 88.2 million and 36.8 million shares during the years ended December 31, 2005, 2004 and 2003, respectively, and the additional income from the 2004 Concord merger, had an offsetting effect on the dilutive impact of the shares issued in connection with the merger.

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

The business segment measurements provided to, and evaluated by, the Company’s CODM are computed in accordance with the following principles:

•	The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

•	Segment revenue includes interest income, equity earnings in affiliates and intersegment revenue.

•	Corporate overhead is allocated to the segments primarily based on a percentage of the segments’ revenue.

•	Segment operating profit includes interest income, minority interest (excluding minority interest related to interest expense and income taxes) and equity earnings in affiliates net of related amortization expense.

•	Segment operating profit excludes restructuring charges, impairment charges, significant litigation and regulatory settlement charges, other charges, interest expense, investment gains and losses, divestiture gains and losses, other and income taxes since they are not allocated to the segments for internal evaluation purposes. While these items are identifiable to the business segments, they are not included in the measurement of segment operating profit provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation.

•	Investment income from the official check portfolio and the related operating profit in the Payment Services segment is stated on a pretax equivalent basis (i.e., as if investment earnings on nontaxable investments were fully taxable at FDC’s marginal tax rate).

Payment Services Segment Results

							Percent Change
	2005	% of Total Revenue	2004	% of Total Revenue	2003	% of Total Revenue	2005 vs. 2004		2004 vs. 2003
	(in millions)
Revenues:
Transaction and processing service fees	$4,273.9	96%	$3,735.3	92%	$3,230.6	90%	14%		16%
Investment income, net (a)	142.3	3	286.2	7	354.1	10	(50)%		(19)%
Other revenues	31.4	1	21.8	1	18.8	—	44%		16%

Total revenue	$4,447.6	100%	$4,043.3	100%	$3,603.5	100%	10%		12%

Operating profit (a)	$1,389.0		$1,305.2		$1,228.1		6%		6%
Operating margin	31%		32%		34%		(1	) pt	(2	) pts
Key indicators:
Consumer-to-consumer money transfer transactions (b)	118.5		96.7		81.0		23%		19%
Consumer-to-business transactions (c)	160.4		146.1		134.0		10%		9%

(a)	For segment reporting purposes, Payment Services presents investment income and its related operating profit on a pretax equivalent basis (i.e., as if investment earnings on settlement assets, which are substantially all nontaxable, were fully taxable at FDC’s marginal tax rate). The revenue and operating profit impact of this presentation is eliminated in consolidation.
(b)	Consumer-to-consumer money transfer transactions include consumer-to-consumer money transfer services worldwide.
(c)	Consumer-to-business transactions include Quick Collect, EasyPay, PhonePay, Paymap’s Just-in-Time and Equity Accelerator services, and E Commerce Group’s SpeedPay transactions directly processed by E Commerce Group.

Summary

Payment Services segment revenue growth in 2005 and 2004 was driven most significantly by Western Union consumer-to-consumer money transfer revenue growth of 16% for the year ended December 31, 2005 compared to the same period in 2004 and 17% for the year ended December 31, 2004 over the same period in 2003, due mostly to increased transaction volumes. Money transfer and bill payment transactions, classified as either consumer-to-consumer or consumer-to-business (as defined in notes (b) and (c) above), represent 87%, 84% and 82% of total segment revenues for the years ended December 31, 2005, 2004 and 2003, respectively. Also contributing to the segment’s revenue growth was the acquisition of Vigo in October 2005, as well as in both 2005 and 2004 increased remittance processing resulting from new clients, growth in the prepaid business due to increased card shipments and transactions and the inclusion of the former Concord operations for the full year in 2005 and activity from the date of merger in February 2004. The increase in revenue for both periods was offset partially by a decrease in investment income.

Transaction and Processing Service Fees and Other Revenue

Money Transfer / Bill Payment

Money transfer and bill payment transactions, classified as either consumer-to-consumer or consumer-to-business (as defined in notes (b) and (c) above), generated $3,848 million, $3,381 million, and $2,966 million of revenue for the years ended December 31, 2005, 2004 and 2003, respectively. The remaining Payment Services’ transaction and processing service fees and other revenues include prepaid services, fee-based component of official check and money order, remittance processing, check processing, messaging services, other bill payment services not included in note (c) above, and transportation-related payment services businesses.

The following table illustrates the different components of consumer-to-consumer and consumer-to-business revenues as a percentage of the combined total for the years ended December 31, 2005, 2004 and 2003.

	Years Ended December 31,
	2005	2004	2003
Consumer-to-consumer
International (a)	62%	60%	56%
Domestic (b)	16	18	19
Mexico (c)	7	6	7
Consumer-to-business	15	16	18

Total	100%	100%	100%

(a)	Represents transactions between and within foreign countries (excluding Canada), transactions originated in the U.S. destined for foreign countries and foreign country transactions destined for the U.S. Excludes all transactions between or within the U.S. and Canada and U.S. outbound transactions destined for Mexico as reflected in (b) and (c) below.
(b)	Represents all transactions between and within the U.S. and Canada.
(c)	Represents U.S. outbound transactions destined for Mexico.

Consumer-to-consumer

The table below illustrates performance indicators for the consumer-to-consumer money transfer business for the years ended December 31, 2005, 2004 and 2003.

	Years Ended December 31,
	2005	2004	2003
Consumer-to-consumer money transfer revenue growth	16%	17%	18%
International money transfer revenue growth	18%	22%	24%
Mexico money transfer revenue growth	27%	5%	16%
Domestic money transfer revenue growth (a)	4%	8%	3%
Consumer-to-consumer money transfer transaction growth	23%	19%	19%
International money transfer transaction growth	28%	24%	25%
Mexico money transfer transaction growth	26%	16%	22%
Domestic money transfer transaction growth (a)	5%	8%	6%
Agent locations (end of period) (b)	271,000	219,000	182,000

(a)	Prior period amounts have been adjusted to include westernunion.com.
(b)	Includes an increase of approximately 18,000 agent locations from the acquisition of Vigo in 2005.

Consumer-to-consumer money transfer revenue growth in 2005 was driven by international and Mexico money transfer growth and the acquisition of Vigo in the fourth quarter 2005. Excluding Vigo, consumer-to-consumer revenue growth in 2005 was approximately 15%. International money transfer transaction growth benefited from growth in the U.S. and European outbound businesses and strong growth in China, India and the Philippines, including the Philippines intra-country business. International revenue growth was also benefited by exchange rates. For the year ended December 31, 2005, the exchange rates between the euro and the U.S. dollar resulted in a year-over-year benefit to revenue of $21.0 million compared to $86.3 million and $103.4 million in 2004 and 2003, respectively, assuming a constant exchange ratio (i.e., as if there was no change in exchange rates from the same period in the previous year) between the euro and the U.S. dollar. On a euro-adjusted basis, international revenue growth was consistent in 2005 with 2004 at 17%. Growth in Mexico money transfer transactions for the year ended December 31, 2005 was driven by growth in Western Union branded transactions, both the “In Minutes Service” and “Next Day Service.” The lower transaction and revenue growth rates in domestic money transfer for the year ended December 31, 2005 compared to 2004 are not specifically attributable to any single event.

Consumer-to-consumer money transfer revenue growth in 2004 was driven by growth in the international business. Growth in international money transfer transactions resulted from continued strength in the U.S. outbound business and the performance of the international business outside the U.S. The growth from new international locations and the maturing of other locations also contributed to sustained growth. International revenue and transaction growth rates in 2004 were negatively impacted, although not significantly, by political events, economic conditions and compliance related activity when compared to the same period in 2003. Growth in Mexico money transfer transactions in 2004 remained relatively constant with the fourth quarter 2003 growth rate of approximately 15%. The Company was able to maintain this growth rate in this highly competitive market by implementing next day service offerings, executing marketing programs and offering payment services at over 7,000 Western Union and Orlandi Valuta locations in Mexico. Domestic money transfer transaction growth in 2004 was driven by increased marketing and a strong consumer base.

The spread between international money transfer transaction growth and revenue growth increased in 2005 compared to 2004 primarily as a result of the decline in the currency conversion benefit of the euro as noted above, which negatively impacted revenue growth compared to the prior year. Strategic growth in Western Union’s international intra-country business (which has a lower revenue per transaction than cross-border transactions) also contributed to the increase in spread. Intra-country business is incremental to both transactions and revenue but benefits transaction growth more than revenue growth. Consumer-to-consumer pricing adjustments, as a percentage of total Western Union money transfer revenue, were consistent year-over-year. The size of the spread in 2006 will depend on changes in foreign currency exchange rates and the rate of growth in intra-country business. The company expects consumer-to-consumer pricing adjustments in 2006 to be consistent with 2005 as a percentage of total Western Union money transfer revenue.

Money transfer agent network locations expanded by approximately 52,000 agent locations during 2005. Western Union added 34,000, the majority of which were added internationally, and the acquisition of Vigo added 18,000. Western Union’s U.S. same-store-sales transaction growth, which includes domestic transactions and westernunion.com, as well as transactions destined for Mexico and other countries, was 15% in 2005 compared to 2004 and 16% in 2004 compared to 2003.

Contributing to the increase in consumer-to-consumer money transfer revenue and transaction growth is the number of agent locations, the maturing of existing agent locations, and targeted marketing campaigns promoting Western Union services. In line with the Company’s strategic objective of building the Western Union brand, marketing expenditures increased during 2005. Annual marketing investment is expected to remain between 7% and 8% of Western Union revenues.

Consumer-to-business

The table below illustrates performance indicators for the consumer-to-business bill payment business for the years ended December 31, 2005, 2004 and 2003.

	Years Ended December 31,
	2005	2004	2003
Consumer-to-business transaction growth	10%	9%	12%
Consumer-to-business revenue growth	3%	(1)%	9%

Consumer-to-business growth is significantly impacted by the demand for the Company’s bill payment services shifting from traditional cash payment services to electronic bill payment services. Transaction growth in bill payment services in 2005 was driven by growth in the electronic bill payment services. Consumer-to-business revenue growth improved for the year ended December 31, 2005 compared to 2004 as a result of a slower rate of decline in the cash payments business and strong growth in electronic bill payment services. Revenue growth in 2004 was impacted adversely by a decline in the cash payments business. In 2004, Quick Collect was impacted negatively by the electronic payment options, while the electronic bill payment services experienced strong transaction growth.

Investment income

The decrease in investment income in 2005 compared to 2004 is attributable to higher short-term interest rates, which resulted in higher official check commissions paid to agents, and no realized gains on the liquidation of portfolio investments partially offset by higher yields on certain investments, an increase in average investable balances and lower realized losses on derivative instruments used to hedge commissions paid to agents.

The decrease in investment income in 2004 compared to 2003 resulted from higher short-term interest rates, lower yields on certain investments, along with a decrease in average investable balances, and a reduction of realized gains on the liquidation of certain portfolio investments. Realized gains on the liquidation of certain portfolio investments were $0.2 million, $110.4 million and $138.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.

The investment portfolio balance is driven largely from sales of official checks by agents. The average investment portfolio balance increased 5% for the year ended December 31, 2005 compared to 2004 due to new business and growth in existing business and decreased 4% in 2004 compared to 2003 resulting from mortgage origination activity. The current trend of higher interest rates is expected to continue in the near term causing higher commissions to official check agents.

Operating profit

Payment Services’ operating profit (on a pretax equivalent basis) increased for the year ended December 31, 2005 versus the comparable period in 2004 due to the increase in consumer-to-consumer money transfer revenue and its corresponding operating margin partially offset by the decrease in investment income. Operating margin for the same period decreased since there were $0.2 million of realized gains on the liquidation of portfolio investments in 2005 compared to significant gains in 2004 as noted above. Also benefiting 2005 operating profit was significantly lower incentive compensation due to certain performance measures not being met. Advertising expense increased but remained relatively consistent as a percentage of total Western Union money transfer revenue. The Company anticipates savings from the December 2005 restructuring in 2006 but experienced no savings in 2005.

Operating profit for the year ended December 31, 2004 over the corresponding 2003 period increased primarily due to the growth in consumer-to-consumer money transfer revenue. These improvements partially were offset by lower investment income and increased investment in advertising and marketing expenses. Operating margins decreased in 2004 compared to 2003 as a result of decreased investment income.

Merchant Services Segment Results

							Percent Change
	2005	% of Total Revenue	2004	% of Total Revenue	2003	% of Total Revenue	2005 vs. 2004		2004 vs. 2003
	(in millions)
Revenues: (a)
Transaction and processing service fees	$2,946.8	72%	$2,684.6	70%	$1,694.8	63%	10%		58%
Check verification and guarantee services	373.7	9	405.4	11	389.2	15	(8)%		4%
Product sales and other	428.2	10	480.7	13	376.9	14	(11)%		28%
Equity earnings in affiliates	264.1	6	194.9	5	170.2	6	36%		15%
Other revenues	98.6	3	78.7	1	46.4	2	25%		70%

Total revenue	$4,111.4	100%	$3,844.3	100%	$2,677.5	100%	7%		44%

Operating profit (a)	$971.4		$990.3		$723.2		(2)%		37%
Operating margin (a)	24%		26%		27%		(2	)pts	(1	) pt
Key indicators: (a)
North America merchant transactions (b)	23,424.7		19,829.4		12,269.3		18%		62%

(a)	2004 and 2003 amounts exclude the discontinued operations of NYCE and the divested business of GCA.
(b)	North America merchant transactions include acquired Visa and MasterCard credit and signature debit, PIN-debit, electronic benefits transactions (“EBT”), and processed-only or gateway customer transactions at the POS. North America merchant transactions also include acquired ATM transactions, gateway transactions at ATMs, and STAR PIN-debit POS transactions received from other acquirers.

Summary

Merchant Services segment revenue growth for 2005 was impacted positively by internal growth in the domestic and international businesses, increased transaction volumes, new sales and international acquisitions. These items were offset partially by the loss of certain STAR clients contemplated in the merger with Concord and the sale of and exit from certain portfolios and contracts in 2004. These offsetting items and the deconsolidation of PNC impacted revenue growth for the year by approximately 6%. Acquisitions benefited revenue growth by approximately 6%. Debit network fees assessed by the debit networks benefited the segment’s revenue growth by approximately 4%. Also affecting the growth rate was the decline in check verification and guarantee revenue. Revenues for 2005 were impacted positively by the inclusion of the former Concord operations for the full year in 2005 compared to activity from the date of merger in February 2004. Merchant Services segment revenue growth in 2004 was impacted positively by the inclusion of Concord operations, increased transactions and the incremental gain recognized on the sale of a merchant portfolio in 2004 compared to 2003. The increases in 2004 partially were offset by declines in TeleCheck.

For the year ended December 31, 2005, international revenues were approximately 10% of total Merchant Services segment revenues compared to 8% and 6% for the same periods in 2004 and 2003. International revenue growth of 37% for the year ended December 31, 2005 over the same period in 2004 was driven by internal growth and the Company’s continued international expansion which included the 2004 acquisitions of Cashcard and First Data Hellas, the 2005 acquisitions of EPI, APSS, KMPS and the ICS alliance formed in 2005. Acquisitions before their respective anniversary dates contributed 21% to the international growth rate for the year ended December 31, 2005. International revenue growth of 79% for the year ended December 31, 2004 compared to 2003 resulted from the acquisitions of Cashcard and First Data Hellas in 2004 and TeleCash in 2003.

Transaction and processing service fee revenue and equity earnings in affiliates

The components of transaction and processing service fee revenue and equity earnings in affiliates for the years ended December 31, 2005, 2004 and 2003 respectively, are:

	Year Ended December 31,			Percent Change
	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
	(in millions)
Acquiring revenue	$2,039.1	$1,981.2	$1,350.4	3%	47%
Debit network fees	665.5	499.6	162.6	33%	207%
Processing revenue charged to unconsolidated merchant alliances	242.2	203.8	181.8	19%	12%

Total transaction and processing service fees	2,946.8	2,684.6	1,694.8	10%	58%
Equity earnings in affiliates	264.1	194.9	170.2	36%	15%

Total transaction and processing service fees and equity earnings in affiliates	$3,210.9	$2,879.5	$1,865.0	12%	54%

The increase in acquiring revenue in 2005 was due to increased transactions, new alliances, new sales, international acquisitions (including First Data Hellas in 2004 as well as the Citibank and ICS alliances and the acquisitions of EPI, APSS and KMPS in 2005) and the inclusion of Concord for the full year in 2005 compared to activity from the date of merger in February 2004. Also contributing to growth was an increase in overall card usage related to increases in the number of locations and transaction growth at existing merchants. These items were offset partially by the lost revenue due to the deconsolidation of the PNC alliance and the subsequent treatment as an equity method investment effective from January 1, 2005, the sale of a merchant portfolio in the fourth quarter of 2004 and, to a lesser extent, the exit of certain other portfolios in 2004, and the loss of certain STAR clients which were contemplated in the merger with Concord. Acquiring revenue grew in 2004 compared to 2003 due mostly to the inclusion of Concord’s merchant acquiring business from the date of the merger.

The spread between the transaction growth rate and revenue growth rate is caused primarily by the mix of merchants. Most of the disparity is within the segment’s portfolios of national merchants which drive significant transaction growth and experience the most price compression. The segment has historically experienced three to five percent annual price compression on average domestically, with price compression for the national merchants being higher.

Merchant PIN-debit transactions, including FDC acquired and STAR network transactions, have historically been the fastest growing type of transaction accounting for approximately 24%, 23% and 13% of total North America merchant transactions for the years ended December 31, 2005, 2004, and 2003, respectively. Much of the increase in PIN-debit transactions in 2004 was due to the Concord merger. Despite the historical trend of being the fastest growing type of transaction, the Company’s growth rate for PIN-debit transactions slowed in 2005 due to a national merchant routing a portion of its debit transactions directly to a network provider as well as STAR client deconversions anticipated in the merger with Concord. The recent development of routing transactions directly to network providers benefited the Company as the STAR debit network was the beneficiary of these types of transactions. The Company continues to see a shift in consumer behavior toward the use of PIN-debit cards from credit, signature debit, checks and cash. Strong growth in PIN-debit is expected to continue with further penetration of PIN-debit capabilities at the Company’s regional and large national merchant clients.

Debit network fees are pass-through revenues (i.e. recognized in transaction and processing service fees and cost of services) associated with acquired PIN-debit transactions and have no margin. The increase in debit network fees in 2005 compared to 2004 was driven by the continued growth of the PIN-debit transactions noted above as well as the inclusion of Concord for the full year in 2005 compared to activity from the date of merger in February 2004 offset partially by a national merchant routing a portion of their PIN-debit transactions directly to the network provider. The increase in debit network fees in 2004 compared to 2003 resulted from including the results of the former Concord businesses from the merger date and an increase in PIN-debit transactions.

Processing revenue charged to unconsolidated merchant alliances represents revenues earned from providing processing services to those alliances. These processing fees are recognized as expense by the unconsolidated merchant alliances. Increased processing revenue charged to unconsolidated merchant alliances is attributable to similar factors as noted above in acquiring revenue for all periods presented. Additionally, the 2005 increase was attributable to revenue from the PNC alliance that was adjusted retroactively as an equity method investment from January 1, 2005 after the partial disposition of the Company’s interest in the fourth quarter.

Increased equity earnings associated with unconsolidated merchant alliances is attributable to similar factors as noted above in acquiring revenue for all periods presented. Additionally, and as noted above, PNC was reported as an equity method alliance effective from January 1, 2005.

Check verification and guarantee services revenue

The decrease in check verification and guarantee services revenue for the year ended December 31, 2005 compared to 2004 resulted from price compression and the general decline in the paper check verification and guarantee volumes, partially offset by the inclusion of the former Concord Primary Payment Systems (“PPS”) business, for the full year in 2005 compared to activity from the date of merger in February 2004. The increase in revenue in 2004 over 2003 was attributable to the former Concord PPS business as well as growth in the Electronic Check Acceptance service revenue offset partially by the general decline in check verification and guarantee volumes. Also benefiting the 2004 annual growth rate was the reduction in the first quarter 2003 revenues of $5.2 million due to the initial adoption of Financial Accounting Standards Board Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. The continued decline in paper check guarantee and verification volumes is a direct result of the increasing trend by consumers to utilize debit and credit cards at the POS as discussed above. Although the trend of increasing utilization of debit and credit cards at the POS is expected to continue, the Company expects that an expanded check relationship with Wal-Mart will help mitigate the decline in revenue in 2006 in comparison to 2005.

Product sales and other revenue

In 2004, the Company recognized a gain of $101 million upon the sale of a merchant portfolio and there was no such sale in 2005. This decrease partially was offset by an increase in sales and leasing of terminals as well as the inclusion of the former Concord business for the full year in 2005 compared to activity from the date of merger in February 2004. The increase for the year ended December 31, 2004 in product sales and other revenues was attributable to the above noted gain (an incremental $30 million in gains over 2003), increased sales of merchant POS terminals, an additional three months of revenue from the acquisition of TeleCash, which was acquired in March 2003 and the February 2004 Concord merger.

Operating profit

Merchant Services segment operating profit decreased 2% in 2005 as there were no portfolio sale gains recognized in 2005, as noted above. This decrease partially was offset by the growth in transaction and processing service fee revenue and equity earnings in affiliates as well as cost savings associated with restructuring and integration activities in 2005 and 2004. In addition, operating profit benefited from significantly less incentive compensation cost recognized in 2005 as compared to 2004 and the inclusion of the former Concord operations for the full year 2005 as compared to activity from the date of merger in February 2004. Operating profit was affected negatively by the inclusion of a portion of the expenses identified as relating to the integration of Concord, reorganization of the Company and increased expenses associated with sales force expansion in 2005. Amortization and depreciation related to intangibles from the Concord merger and other acquisitions had a significant impact on operating profit in both 2005 and 2004. A reduction in operating profit at TeleCheck also impacted the segment operating profit.

The integration of Chase Merchant Services and Paymentech in 2005 resulted in certain costs being incurred by the alliance, including restructuring type costs, and certain synergies being realized from the consolidation of administrative and other functions. Additional costs are expected to be recognized through mid-2006.

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

Card Issuing Services Segment Results

							Percent Change
	2005	% of Total Revenue	2004	% of Total Revenue	2003	% of Total Revenue	2005 vs. 2004		2004 vs. 2003
	(in millions)
Revenues: (a)
Transaction and processing service fees	$1,630.0	69%	$1,723.4	72%	$1,392.2	67%	(5)%		24%
Professional services	47.1	2	50.2	2	50.1	2	(6)%		—
Product sales and other	58.7	2	9.2	—	5.7	—	538%		61%
Reimbursable postage and other	601.5	25	570.0	24	617.2	30	6%		(8)%
Other revenues	25.6	2	30.9	2	24.4	1	(17)%		27%

Total revenue	$2,362.9	100%	$2,383.7	100%	$2,089.6	100%	(1)%		14%

Operating profit (a)	$455.7		$508.1		$309.9		(10)%		64%
Operating margin (a)	19%		21%		15%		(2	) pts	6	pts
Key indicators:
Card accounts on file (end of period)
Domestic	415.3		369.9		316.6		12%		17%
International	45.0		36.1		31.2		25%		16%

Total	460.3		406.0		347.8		13%		17%

North America issuer transactions (b)	7,906.8		6,818.9		2,605.9		16%		162%

(a)	2004 and 2003 amounts exclude the discontinued operations of the NYCE business.
(b)	North America issuer transactions include Visa and MasterCard signature debit, STAR ATM, STAR PIN-debit POS, and ATM and PIN-debit POS gateway transactions.

Summary

Card Issuing Services segment revenue decreased in 2005 due to account deconversions and the loss of certain STAR clients. This decrease partially was offset by inclusion of the former Concord businesses for the full year in 2005 compared to activity from the date of merger in February 2004, the acquisitions of Cashcard and First Data Hellas in April and July 2004, respectively, and current year international acquisitions. Other items benefiting 2005 included an increase in contract termination fees, growth in existing clients and account conversions. The Card Issuing Services segment experienced positive revenue and operating profit growth in 2004 driven by the addition of the former Concord businesses, card account conversions, international acquisitions and internal growth offset in part by previously discussed lost business.

International revenues were approximately 21%, 19% and 17% of segment revenues for the years ended December 31, 2005, 2004 and 2003, respectively. Total Card Issuing Services revenues did not benefit from conversion rate movements in the British pound, Australian dollar and euro for the year ended December 31, 2005 and benefited $35.3 million and $27.3 million for the same periods in 2004 and 2003, respectively, while operating profit slightly benefited for the corresponding periods.

Transaction and processing service fee revenue

Credit, retail and debit based revenue account for 81%, 85% and 80% of the segment’s domestic transaction and processing service fees for the periods ended December 31, 2005, 2004 and 2003, respectively. The remaining domestic transaction and processing service fees relate to the Company’s output services which includes printing and embossing services for clients that do not process accounts on the Company’s system.

Results for 2005 and 2004 were impacted adversely by deconversions, the largest of which were Bank One in the third and fourth quarters of 2004, FleetBoston and HSBC in the first quarter of 2005, and JPMorgan Chase in July 2005, as well as the loss of certain STAR clients, including Wells Fargo, Wachovia and Bank One. New business and account conversions are expected to partially offset the decline in revenue resulting from these account deconversions as well as the deconversions noted above that will occur in 2006.

Credit and retail based revenue

Credit and retail based revenue is derived primarily from the card processing services offered to financial institutions and other issuers of cards. Revenue from these markets is driven primarily by accounts on file, with active accounts having a larger impact on revenue.

Credit and retail revenue combined declined in 2005 due to the adverse impact of credit account deconversions, as discussed above, and price compression partially offset by an increase in retail revenue in both periods due to account conversions, as discussed below, as well as the impact of international acquisitions and growth from existing clients.

Revenue growth in 2004 was positively impacted by the international acquisition of First Data Hellas, new accounts on file, growth from existing clients, increased signing of international business and the benefit of foreign currency translation, partially offset by deconversions noted above, price compression experienced during the year and declines in the subprime business.

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

	Years Ended December 31,
	2005	2004	2003
Credit	20%	30%	48%
Retail	56%	48%	34%
Debit	24%	22%	18%

The Company converted 50 million accounts in 2005, most of which were retail. In June 2005, the Company announced the signing of a long-term processing agreement with Citibank that expands its relationship to include processing services for both private label and private label co-branded accounts. At December 31, 2005, the Company had approximately 110 million accounts in the pipeline, the majority of which are retail private label and private label co-branded accounts that are scheduled to convert in the second quarter of 2006. After taking into consideration the conversion of the pipeline and anticipated deconversions, accounts on file at the end of 2006 are expected to be approximately 620 million.

Debit based processing revenue

Debit based processing revenue is driven primarily by the North America issuer transactions noted above. Domestic debit based processing revenues represented approximately 37%, 33% and 15% of domestic transaction and processing service fees for the years ended December 31, 2005, 2004 and 2003, respectively. Debit based processing revenue increased in 2005 compared to 2004 due to the inclusion of the former Concord operations for the full year in 2005 compared to activity from the date of merger in February 2004 as well as growth from existing clients offset partially by the loss of several clients contemplated in the merger with Concord and price compression. The increase in revenues in 2004 compared to 2003 resulted from the merger with Concord. Price compression upon renewal of contracts and the change in client mix are anticipated to result in different growth rates in revenue and transactions. As noted above in the Merchant Services segment discussion, the Company continues to see a shift to the use of PIN-debit cards from credit, signature debit, checks and cash. These trends are expected to continue as PIN-debit transactions have been the fastest growing type of transaction.

Product sales and other revenue

The increase in product sales and other revenue for the year ended December 31, 2005 compared to 2004 resulted from the recognition of approximately $52 million in contract termination fees in 2005 compared to approximately $8 million in 2004. The increase for the year ended December 31, 2004 compared to 2003 resulted from a small increase in contract termination fees.

Reimbursable postage and other revenue

The increase in reimbursable postage and other revenue for the year ended December 31, 2005 over 2004 is attributable to new business and internal growth partially offset by account deconversions. The decrease in 2004 as compared to 2003 is attributable to deconverted clients and volume declines in the subprime market, partially offset by new business. The Company anticipates an increase in reimbursable postage and other revenue in 2006 as a result of the $0.02 increase in U.S. postage rates that was effective in January 2006.

Operating profit

Card Issuing Services segment operating profit decreased in 2005 compared to 2004 due to the items noted above. The Company wrote-off capitalized costs associated with the contract termination fees noted above. Operating profit benefited from cost savings associated with 2004 and 2005 restructuring activities and significantly less incentive compensation costs recognized in 2005 than in 2004. Operating margins in 2005 declined compared to the same periods in 2004 as a result of the factors discussed above.

The 2004 operating profit increased when compared to 2003 due to inclusion of the former Concord businesses, which included amortization related to intangible assets resulting from the acquisition of Concord of $32.3 million for the year ended December 31, 2004. Expense management, in addition to the items impacting revenue as noted above, also contributed to the increased operating profit. Operating margins were favorably impacted for the year ended December 31, 2004 as a result of the addition of Concord, expense savings as a result of prior restructurings, and fees related to deconversions.

All Other and Corporate

				Percent Change
(in millions)	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
Revenues	$230.9	$249.2	$276.9	(7)%	(10)%
Operating loss	$(124.1)	$(95.1)	$(77.3)	(30)%	(23)%

Revenues

The decrease in revenues in 2005 compared to 2004 resulted from reduced pricing on a contract, which went into effect on April 1, 2004, a decrease in royalty income, which is recurring in nature but fluctuates as to amount and timing, as well as a decrease in interest income because of the liquidation of certain investments in 2004 and the first quarter of 2005.

The decrease in revenues for 2004 resulted from reduced pricing on certain contracts, which went into effect on April 1, 2004, and a full year decrease of $12.9 million in royalty income, which historically has experienced fluctuations.

Operating loss

Operating loss increased for the year ended December 31, 2005 compared to the same period in 2004 due to expenses at the corporate business unit as well as less benefit from royalty income in 2005. The largest components of the increase in expenses at the corporate business unit related to legal costs associated with defending various patent litigation cases, litigation with Visa, an increase in corporate compliance costs and the costs associated with the accelerated vesting of stock options and the former chief executive officer’s restricted stock awards. The charge for accelerating the vesting of stock options was not allocated to the segments. These increases in expenses were offset partially by significant decreases in expenses at First Data Voice Services related to their sales force and infrastructure costs, fewer losses from First Data Mobile Payments and significantly less incentive compensation costs recognized in 2005 than in 2004 due to certain performance measures not being met.

The 2004 operating loss increased due to decreased royalty income and lower operating margins due to reduced pricing terms noted above. This offsets the benefits of the cost containment measures implemented at FDGS during the third and fourth quarters of 2003 and throughout 2004.

Capital Resources and Liquidity

The Company’s sources of liquidity during 2005 were cash generated from operating activities, the proceeds received from the sale of investments and the proceeds from the issuance of long-term debt. The Company believes its current level of cash and short-term financing capabilities along with future cash flows from operations are sufficient to meet the needs of its existing businesses. The Company may, from time to time, seek longer-term financing, as it did when it issued $1.0 billion of five and 10-year notes in the second quarter of 2005, to support additional cash needs or to reduce short-term borrowings. The following discussion highlights the Company’s cash flow activities from continuing operations during the years ended December 31, 2005, 2004 and 2003.

Cash and Cash Equivalents

Highly liquid investments (other than those included in settlement assets) with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates market value. At December 31, 2005 and 2004, the Company held $1,180.9 million and $895.4 million in cash and cash equivalents, respectively.

Excluded from cash and cash equivalents at December 31, 2005 and 2004 were $190.4 million and $598.4 million, respectively, of assets that would otherwise meet the definition of cash and cash equivalents. Such excluded amounts at December 31, 2005 and 2004 consist of $135.8 million and $455.3 million, respectively, of regulatory required investments in connection with the money transfer operations, client covenants associated with the official check business, $30.4 million and $100 million, respectively, of required investments in connection with the Company’s First Financial Bank and $24.2 million and $26.6 million, respectively, of required investments related to other operations. Also, in 2004 there was $16.5 million of escrowed funds related to a certain acquisition that was subsequently paid out during 2005. The majority of the decrease in cash excluded from cash and cash equivalents relates to the Company’s money transfer business. In previous periods the Company restricted cash equal to the money transfer agent receivable balance. The Company determined, based on regulatory requirements, that certain of the Company’s investments also satisfied its fiduciary responsibility such that a lesser amount of cash is required to be restricted. Amounts excluded from cash and cash equivalents are included in “other assets” in the Consolidated Balance Sheets.

Cash and cash equivalents held outside of the U.S. at December 31, 2005 and 2004 were $310.2 million and $268.1 million, respectively.

Cash Flows from Operating Activities from Continuing Operations

	Year ended December 31,
Source/(use) (in millions)	2005	2004	2003
Net income from continuing operations	$1,597.3	$1,867.8	$1,394.0
Depreciation and amortization	777.3	738.2	569.3
Other non-cash items and charges, net	61.4	(247.3)	(32.2)
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable	(117.6)	(119.8)	(70.5)
Other assets	(7.3)	49.1	7.9
Accounts payable and other liabilities	(105.7)	(3.4)	52.1
Income tax accounts	13.3	42.4	37.0

Net cash provided by operating activities from continuing operations	$2,218.7	$2,327.0	$1,957.6

Increases in depreciation and amortization from 2004 to 2005 and 2003 to 2004 are attributable to acquisitions and to a lesser extent increases in capitalized property, plant and equipment and capitalized payments to secure customer contracts partially offset by the disposition of GCA in March 2004.

Other non-cash items and charges include restructuring, impairments, litigation and regulatory settlements, other, investment gains and losses and divestitures, as well as undistributed earnings in affiliates. In 2004 the sale of the Company’s 67% interest in GCA resulted in net proceeds of $435.6 million as presented in investing activities and a pretax gain of $263.8 million included in other non-cash items and charges, net.

The change in accounts receivable between years is the result of the timing of collections compared to billings. The change in accounts payable and other liabilities between years results from timing of payments for vendor invoices, payments to minority interest holders as well as a significant reduction in the amount accrued for incentive compensation.

Cash Flows from Investing Activities from Continuing Operations

	Year ended December 31,
Source/(use) (in millions)	2005	2004	2003
Current year acquisitions, net of cash acquired	$(793.7)	$(62.4)	$(130.9)
Payments related to other businesses previously acquired	(61.2)	(68.9)	(44.6)
Proceeds from dispositions, net of expenses paid	56.2	826.1	—
Additions to property and equipment, net	(224.7)	(177.4)	(161.6)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(173.7)	(254.4)	(228.6)
Proceeds from the sale of marketable securities	224.5	815.7	44.9
Dividend received from discontinued operations	—	25.5	—
Other investing activities	305.3	(233.8)	(106.4)

Net cash provided by (used in) investing activities from continuing operations	$(667.3)	$870.4	$(627.2)

Current Year Acquisitions

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

Current year acquisitions include expenditures made upon the formation of the ICS merchant alliance, the acquisition of EuroProcessing International, Austrian Payments Systems Services GmbH, Korea Mobile Payment Services, Vigo Remittance Corporation, the signing of a merchant services alliance agreement with CitiCorp, and acquisitions of other merchant portfolios.

In 2004 the Company acquired $546.0 million of cash in connection with the Concord merger which was partially offset by the purchase of Cashcard, the buyout of the TASQ and FDGS minority interests, the purchase of merchant portfolios, the acquisition of First Data Hellas, and the purchase of two joint ventures in the money transfer business.

The Company anticipates funding approximately $150-$200 million for acquisitions during the first half of 2006.

Payments Related to Other Businesses Previously Acquired

During 2005 and 2004, payments related to other businesses previously acquired related to contingent consideration. During 2003, the amount related to contingent consideration was offset by the receipt of escrow cash related to a 2001 acquisition. The Company anticipates making a contingent consideration payment of approximately $50 million in 2006.

Proceeds from Dispositions net of Expenses Paid

Proceeds from dispositions in 2005 relate to the sale of 20% of the PNC Merchant Services alliance as well as the sale of International Banking Tech (“IBT”) and the Company’s investment in Link2Gov. Proceeds from dispositions in 2004 relate to the sale of GCA and NYCE.

Capital Expenditures

The following table discloses capitalized expenditures related to customer contracts, conversion costs, systems development, other intangible assets, and property and equipment (in millions).

	Year ended December 31,
	2005	2004	2003
Customer contracts	$64.6	$117.2	$100.4
Conversion costs	43.1	50.8	52.5
Systems development	65.4	85.4	68.6
Other intangible assets	0.6	1.0	7.1

Subtotal	173.7	254.4	228.6
Property and equipment	224.7	177.4	161.6

Total amount capitalized	$398.4	$431.8	$390.2

The amounts capitalized for customer contracts relate to initial contract payments. The decrease in capitalized systems development costs in 2005 from 2004 primarily relates to enhancements made in 2004 to the debit and historical FDC merchant platforms as part of the Concord integration. Amounts capitalized for property and equipment relate to the purchase of electronic data processing equipment, building and improvements and other equipment, including terminals and production equipment with the largest component of the increase being electronic data processing equipment. Capital expenditures are funded through cash flows from operating activities. Capital expenditures are estimated to be approximately $400-450 million in 2006.

Proceeds from the Sale of Marketable Securities

Proceeds from the sale of marketable securities in 2005 include $97.9 million from the sale of CheckFree common stock, $84.1 million from the liquidation of Concord marketable securities acquired in the merger and $42.5 million resulting from the sale and maturity of other investments held by the Company. Proceeds from the sale of marketable securities in 2004 include $656.4 million from the liquidation of Concord securities, $108.1 million resulting from the maturity of investments held by the Company’s First Financial Bank, $37.6 million from the sale of CheckFree shares due to costless collars maturing and $13.6 million from the sale of other corporate investments. The source of cash for 2003 relates to the sale of various corporate investments.

Dividend Received from Discontinued Operations

The Company received $25.5 million for its proportionate share of the NYCE dividend paid in 2004. The payment of the dividend had no impact from a consolidated perspective but does from a continuing operations perspective as the offset to this amount is included in the discontinued operations line of cash flows from investing activities.

Other Investing Activities

The source of cash for other investing activities for 2005 relates to the change in regulatory, restricted and escrow cash balances noted above in the Cash and Cash Equivalents discussion, offset partially by the purchase of $72.9 million of investments related to the Company’s First Financial Bank, and other investing activity.

The use of cash for other investing activities for 2004 relates to a $153.6 million change in regulatory, restricted and escrow cash balances, the purchase of $122.3 million of investments related to the Company’s First Financial Bank, the payment of $68.1 million of Concord related merger costs, and $19.8 million use related to other investing activity, partially offset by $130.0 million in proceeds from the sale of a merchant portfolio.

The use of cash for other investing activities in 2003 results from a $158.2 million increase in regulatory, restricted and escrow cash balances, $32.6 million of Concord merger expenses, and $6.7 million related to other investing activity offset by $80.8 million in proceeds from the sale of merchant portfolios, and $10.3 million in proceeds from the sale of a portion of the Company’s interest in the Nihon joint venture.

Cash Flows from Financing Activities from Continuing Operations

	Year ended December 31,
Source/(use) (in millions)	2005	2004	2003
Short-term borrowings, net	$39.6	$664.8	$(349.8)
Principal payments on long-term debt	(242.9)	(668.5)	(236.9)
Proceeds from issuance of long-term debt	995.6	995.5	992.6
Proceeds from issuance of common stock	319.5	491.0	197.4
Purchase of treasury shares	(2,222.7)	(4,559.0)	(1,825.0)
Cash dividends	(155.0)	(65.6)	(59.3)

Net cash used in financing activities from continuing operations	$(1,265.9)	$(3,141.8)	$(1,281.0)

Short-Term Borrowings, net

The Company’s financing activities include net proceeds and cash outlays related to the issuance and paydown of commercial paper, as well as other long-term debt and capital leases. The commercial paper balance was $699.3 million as of December 31, 2005 compared to $664.8 million as of December 31, 2004. At December 31, 2005 the Company’s commercial paper program was $1.5 billion supported by a $1.5 billion revolving credit facility, which expires on October 24, 2010. The revolving credit facility increased from $1.1 billion during 2005.

Principal Payments on Long-Term Debt

Payments for capital leases were $42.9 million, $29.9 million and $23.7 million for the twelve months ended December 31 2005, 2004 and 2003, respectively.

The Company’s $650 million 4.70% senior notes will become due on November 1, 2006.

In July 2005, the Company’s $200.0 million 6.75% medium-term note reached maturity and the Company repaid the principle balance.

As part of the Concord merger, the Company assumed the outstanding Federal Home Loan Bank (“FHLB”) loan payable balance of $131.6 million, which was paid in full in March 2004. As part of the acquisition of Cashcard, the Company assumed $42.0 million of debt, which was paid in full as of December 31, 2004.

The Company called the $542 million 2% Senior Convertible Contingent Debt Securities due 2008 (“CODES”) on March 3, 2004. Bondholders had the option of taking cash or common stock of which $358.3 million was redeemed at face value for cash and 4.5 million shares were issued. The Company paid down the $100 million floating rate note upon its maturity during the first quarter of 2004.

In April 2003, the Company’s $200 million 6.625% medium-term note reached maturity and the Company repaid the principal balance. The remaining principal payments relate to payments on other notes payable.

Proceeds from Issuance of Long-Term Debt

On May 26, 2005, the Company issued $550 million of 4.50% senior notes due June 15, 2010 and $450 million of 4.95% senior notes due June 15, 2015. The Company received net proceeds of $547.9 million and $447.7 million from these issuances, respectively, which were used to repay outstanding commercial paper. In conjunction with the debt offering, the Company entered into one five-year and two 10-year interest rate swaps with notional amounts totaling $550.0 million and $450.0 million, respectively, to receive interest at the coupon rate of the debt and to pay interest at a variable rate equal to LIBOR plus 0.2035% and 0.392%, respectively. The weighted-average interest rates on the five and 10-year notes on December 31, 2005 were 4.786% and 4.943%, respectively.

On November 12, 2004 the Company filed a $2 billion shelf registration of which $1 billion was fully available at December 31, 2005.

On September 16, 2004, the Company issued $450 million of 3.90% senior notes due October 1, 2009 and $550 million of 4.85% senior notes due October 1, 2014. The Company received net proceeds of $447.8 million and $547.6 million, respectively, which were used to repay outstanding commercial paper and for general corporate purposes. In conjunction with the debt offering, the Company entered into two five-year and one 10-year interest rate swaps with notional amounts totaling $450 million and $550 million, respectively, to receive interest at the coupon rate of the debt and to pay interest at a variable rate equal to LIBOR plus 0.0875% and 0.2500%, respectively. The weighted-average interest rates on the five and 10-year notes on December 31, 2005 were 4.251% and 4.350%, respectively.

On July 30, 2003, the Company issued $500 million of 3.375% senior notes due August 1, 2008 and $500 million of 4.7% senior notes due August 1, 2013. The $992.6 million of net proceeds from this offering were used to repay a portion of outstanding commercial paper, repurchase the Company’s common stock and for general corporate purposes. In conjunction with the debt offering, the Company entered into five and 10-year interest rate swaps with notional amounts of $250 million each to receive interest at the coupon rate of the debt and to pay interest at a variable rate equal to LIBOR plus 0.03% and 0.20% respectively. The weighted average interest rate on the five and 10-year notes on December 31, 2005 was 3.968% and 4.662%, respectively.

Proceeds from Issuance of Common Stock

Proceeds from the issuance of common stock result from stock option exercises and purchases under the Company’s employee stock purchase plan.

Purchase of Treasury Shares

The following table presents stock repurchase programs authorized by the Board of Directors from 2002 through 2005, disclosing total shares purchased under each program during the respective years and the associated cost (in millions):

	Year ended December 31,
	2005		2004		2003
	Treasury Shares	Cost	Treasury Shares	Cost	Treasury Shares	Cost
Share repurchase programs:
$500 million, authorized May 2002	—	—	—	—	11.5	$461.9
$1.145 billion, authorized May 2003	—	—	3.4	$145.8	25.3	999.5
$1.0 billion, authorized February 2004	—	—	23.3	1,000.3	—	—
$2.0 billion, authorized May 2004	—	—	47.4	2,000.6	—	—
$1.5 billion, authorized October 2004	22.2	$905.8	14.1	594.7	—	—
$2.0 billion, authorized February 2005	20.2	807.8	—	—	—	—

	42.4	$1,713.6	88.2	$3,741.4	36.8	$1,461.4
Treasury stock purchases related to employee benefit plans	11.3	461.4	18.0	776.3	9.7	363.6

Total stock repurchases	53.7	$2,175.0	106.2	$4,517.7	46.5	$1,825.0

At December 31, 2005, the Company had $1.2 billion remaining under board authorized stock repurchase programs. The difference between the cost of shares repurchased noted in the table above and the amount reflected in the Consolidated Statements of Cash Flows is due to timing of trade settlements.

Cash Dividends

The increase in dividends paid in 2005 compared to 2004 and 2003 was due to the Company increasing its quarterly dividend from $0.02 in 2004 and 2003 to $0.06 for common stockholders of record as of April 1, 2005.

Letters of Credit

The Company has $64.1 million in outstanding letters of credit at December 31, 2005, the majority of which expire in 2006, with a one-year renewal option. The letters of credit are held in connection with certain business combinations, lease arrangements, bankcard association agreements and agent settlement agreements. The Company expects to renew the letters of credit prior to expiration.

Significant non-cash Transactions

Significant non-cash transactions during 2005 included the Company awarding 550,000 shares of restricted stock to executive officers. A total of 120,000 shares related to this issuance were forfeited.

Significant non-cash transactions during 2004 included the issuance of 169.8 million shares of FDC common stock to the Concord shareholders and the conversion of outstanding Concord options to options to purchase 20.5 million shares of FDC common stock as consideration in the merger. The Company also awarded 460,000 shares of restricted stock to officers during 2004. During 2005 a total of 50,000 shares related to this issuance were forfeited.

Significant non-cash transactions during 2003 included a $16.7 million convertible debenture that was converted into 0.91 million shares of common stock, as well as the exercise of a customer’s 1996 warrant to purchase 4.0 million shares, which resulted in the Company issuing 0.6 million shares under a cashless exercise provision for the incremental fair value between the exercise price and the market price.

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

Off-Balance Sheet Arrangements

Other than facility and equipment leasing arrangements, the Company does not engage in off-balance sheet financing activities. During the second quarter of 2003, the Company restructured its synthetic operating lease arrangements (the “Restructured Leases”). The lessor in the Restructured Leases is an unaffiliated entity, which has as its sole member a publicly traded corporation. The Company does not believe the lessor is a variable interest entity, as defined in revised FASB Interpretation No. 46R “Consolidation of Variable Interest Entities” (“FIN 46R”). In addition, the Company has verified that even if the lessor was determined to be a variable interest entity, the Company would not have to consolidate the lessor nor the assets and liabilities associated with assets leased to the Company. This is because the Company’s assets do not exceed 50% of the total fair value of the lessor’s assets, excluding any assets that should be excluded from such calculation under FIN 46R, nor did the lessor finance 95% or more of the leased balance with non-recourse debt, target equity or similar funding. Rent expense related to the synthetic operating leases was $6.3 million, $3.1 million and $2.0 million for the years ended December 31, 2005, 2004 and 2003, respectively.

During the second quarter of 2003, Concord entered into amended and restated agreements for the financing, construction and leasing of a new corporate headquarters in Memphis, Tennessee and to include two other facilities which were previously under synthetic lease, as described below. Construction was completed on the Memphis facility in the first quarter of 2004, and the associated rent payments were recorded as an assumed liability pursuant to EITF No. 95-3, “Recognition of Liabilities In Connection with a Purchase Business Combination,” as it is the Company’s intention to sell the Memphis facility. The minimum annual lease payments under these agreements are not material to the Company.

The renewals, including economic terms of the leases during the renewal term, are subject to the consent of the lessor and lenders. In addition to the renewal option, the Company also has the option of purchasing the related property for the lease balance or remarketing the property for the lessor at the end of the initial and any renewal term. The Company has guaranteed the value realizable from the sale of the property at the end of the lease term. The Company is responsible for the difference between the assumed net sale proceeds for the Memphis facility and the total costs financed, which exceeds the guarantee value of approximately $50.5 million. At December 31, 2005, the Company had a $46.2 million liability assumed in the purchase business combination related to the excess of the total cost financed and other carrying costs over the assumed net sale proceeds.

Contractual Obligations

The Company’s contractual obligations as of December 31, 2005 are as follows (in millions):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Debt	$5,354.2	$1,355.1	$851.6	$1,000.5	$2,147.0
Capital lease obligations	73.3	39.3	30.4	3.6	—
Operating leases *	288.1	83.6	113.7	49.8	41.0
Purchase obligations (a):
Technology and telecommunications (b)	517.8	407.4	60.4	35.2	14.8
All other (c)	333.2	295.2	36.5	1.2	0.3
Other long-term liabilities	109.8	31.7	56.2	21.2	0.7

	$6,676.4	$2,212.3	$1,148.8	$1,111.5	$2,203.8

*	Does not include guaranteed residual value of $191.9 million associated with synthetic operating leases.
(a)	Many of the Company’s contracts contain clauses that allow the Company to terminate the contract with notice, and with or without a termination penalty. Termination penalties are generally an amount less than the original obligation. Certain contracts also have an automatic renewal clause if the Company does not provide written notification of its intent to terminate the contract. Obligations under certain contracts are usage-based and are, therefore, estimated in the above amounts. Historically, the Company has not had any significant defaults of its contractual obligations or incurred significant penalties for termination of its contractual obligations.
(b)	Technology and telecommunications includes obligations related to hardware purchases, software licenses, hardware and software maintenance and support, technical consulting services and telecommunications services.
(c)	Other includes obligations related to materials and data used in the Card Issuing Services segment, non-technical contract services, facility security and maintenance and marketing promotions.

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

The Company’s obligation to stand ready to perform is minimal in relation to the total dollar volume processed. The Company requires cash deposits, guarantees, letters of credit or other types of collateral from certain merchants to minimize its obligation. Collateral held by the Company is classified within “settlement obligations” on the Company’s Consolidated Balance Sheets. The amounts of collateral held by the Company and its unconsolidated alliances are as follows (in millions):

Year ended December 31,	2005	2004
Cash and cash equivalents collateral	$880.1	$673.0
Collateral in the form of letters of credit	212.8	157.3

Total collateral	$1,092.9	$830.3

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

Year ended December 31,	2005	2004	2003
FDC and unconsolidated alliances credit losses (in millions)	$42.6	$52.1	$40.7

FDC and consolidated alliances credit losses (in millions)	$28.7	$40.0	$32.1

Total dollar volume processed (in billions)	$1,171.3	$1,020.6	$662.7

The reserve recorded on the Company’s Consolidated Balance Sheets only relates to the business conducted by its consolidated subsidiaries. The reserve for unconsolidated alliances is recorded only in the alliances’ respective financial statements. The Company has not recorded any reserve for estimated losses in excess of reserves recorded by the unconsolidated alliances nor has the Company identified needs to do so. At December 31, 2005 and 2004, the Company and its consolidated and unconsolidated alliances had aggregate merchant credit loss reserves of $32.1 million and $34.8 million, respectively. The foregoing disclosure presents merchant credit loss reserves in the aggregate without regard to whether the reserves relate to merchant contracts held by entities consolidated by the Company or alliances accounted for under the equity method. The amount of the reserves attributable to entities consolidated by the Company was $20.0 million and $24.5 million at December 31, 2005 and 2004, respectively. The Company believes the recorded reserve approximates the fair value of the contingent obligation.

The credit loss reserves, both for the unconsolidated alliances and the Company, are comprised of amounts for known losses and a provision for losses incurred but not reported (“IBNR”). These reserves primarily are determined by performing a historical analysis of chargeback loss experience. Other factors are considered that could affect that experience in the future. Such items include the general economy and economic challenges in a specific industry or those affecting certain types of clients. Once these factors are considered, the Company or the unconsolidated alliance establishes a rate (percentage) that is calculated by dividing the expected chargeback (credit) losses by dollar volume processed. This rate is then applied against the dollar volume processed each month and charged against earnings. The resulting reserve balance is then compared to requirements for known losses and estimates for IBNR items. Historically, this estimation process has proven to be materially accurate and the Company believes the recorded reserve approximates the fair value of the contingent obligation.

The majority of the TeleCheck business involves the guarantee of checks received by merchants. If the check is returned, TeleCheck is required to purchase the check from the merchant at its face value and pursue collection from the check writer. A provision for estimated check returns, net of anticipated recoveries, is recorded at the transaction inception based on recent history. At December 31, 2005 and 2004, the Company had accrued warranty balances of $15.9 million and $19.5 million, and accrued recovery balances of $36.8 million and $50.4 million, respectively. Accrued warranties are included in “accounts payable and other liabilities” and accrued recoveries are included in “accounts receivable” in the Consolidated Balance Sheets.

During 2003, the Company adopted FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). Under FIN 45, the Company established an incremental liability (and deferred revenue) for the fair value of the check guarantee. The liability is relieved and revenue is recognized when the check clears, is presented to TeleCheck, or the guarantee period expires. The majority of the guarantees are settled within 30 days. An incremental liability of $5.2 million was recorded during the first quarter of 2003 and its balance was approximately $3.3 million and $4.7 million at December 31, 2005 and 2004, respectively. The aggregate face value of all checks guaranteed during the years ended December 31, 2005, 2004 and 2003 was $23.2 billion, $24.0 billion and $24.5 billion, respectively, of which $262.8 million, $323.0 million and $297.9 million, respectively, were returned to merchants and presented to TeleCheck. The net impact on operating income from warranty losses, net of recoveries from check writers was $62.9 million, $79.0 million and $74.3 million for the years ended December 31, 2005, 2004 and 2003, respectively. The maximum potential future payments under the guarantees were estimated by the Company to be approximately $1.3 billion at December 31, 2005.

Derivative Financial Instruments

The Company presently uses derivative instruments to mitigate cash flow risks with respect to forecasted transactions (commission payments) and changes in foreign currency (transactions denominated in foreign currency) rates. Furthermore, the Company uses derivative instruments to mitigate fair value risk related to changes in interest rates (long-term investments and fixed rate long-term debt). The Company also uses derivative instruments to protect the initial net investment in certain foreign subsidiaries and/or affiliates. As required, such instruments are reflected in the Company’s Consolidated Balance Sheets at fair value. These derivatives qualify for hedge accounting other than certain short term foreign currency forward contracts. The Company does not participate in speculative derivative trading. While the Company expects that its derivative instruments will continue to meet the conditions for hedge accounting, if hedges did not qualify as highly effective or if the Company did not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected in earnings. The Company does not believe it is exposed to more than a nominal amount of credit risk in its hedging activities, as the counter parties are established, well-capitalized financial institutions.

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

The Company had aggregate net book values for initial payments for contracts, conversion costs and software development of $272.8 million, $179.1 million and $130.7 million, respectively, at December 31, 2005 and $312.7 million, $189.9 million and $171.4 million, respectively, at December 31, 2004.

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

The Company maintains various other investments many of which are classified as available-for-sale and carried at fair market value of $116.9 million and $270.9 million at December 31, 2005 and 2004, respectively. The Company also has investments in non-marketable equity securities and other investments that are carried at cost of $40.9 million and $49.5 million at December 31, 2005 and 2004, respectively. These investments are reflected in “other assets” on the Consolidated Balance Sheets. Gains and losses are classified within the “investment gains and (losses)” caption in the Consolidated Statements of Income.

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

New Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. SFAS 123R requires all share-based payments to employees to be recognized in the income statement based on their grant date fair values over the corresponding service period and also requires an estimation of forfeitures when calculating compensation expense. The Company adopted SFAS 123R following the modified prospective method effective January 1, 2006.

As permitted by SFAS 123, during 2005 the Company followed APB Opinion No. 25 which accounts for share-based payments to employees using the intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R fair value method will have an estimated EPS impact of approximately $0.07 on the Company’s 2006 results of operations assuming a certain level of awards. Variation to the assumed level of awards and other factors could result in a different amount. Had the Company adopted SFAS 123, the impact on diluted EPS would have been $0.31, $0.14 and $0.15 for 2005, 2004 and 2003, respectively. The increase in 2005 is due to the accelerated vesting of all unvested stock options granted by the Company to its officers and its employees under the Company’s 2002 Long-Term Incentive Plan.

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

The impact of applying Statement 123R requirements for accelerated expense recognition noted above compared to the Company’s current methodology of expensing over the stated vesting period would have impacted pro forma SFAS 123 compensation expense, net of tax, by a $14.7 million benefit for 2005, and expenses of $10.0 million and $4.9 million for 2004 and 2003, respectively.

Forward-Looking Statements

After the Western Union spin-off is completed, annual revenue and earnings per share growth over the long-term for the new First Data is expected to be in the range of 8-10%, and annual revenue and profit growth for Western Union is expected to be in the mid-teens.

For the combined Company, the Company expects to deliver earnings per share from continuing operations in the range of $2.35 to $2.42 for 2006, which includes an estimated $0.07 impact from expensing share-based awards as required by SFAS 123R. This guidance does not include the costs that will be incurred in the Western Union spin-off. In connection with the Company’s earnings per share projection for 2006, management of the Company undertakes to update the projection at any time management has determined that the projection is materially inaccurate. The Company does not undertake to update, and does not intend to comment on, segment-level projections during the year.

All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties which could cause actual events or results to differ materially from those projected. Important factors upon which the Company’s forward-looking statements are premised include: (a) no unanticipated developments that delay or negatively impact the planned tax-free spin-off of 100% of the Western Union subsidiary to the Company’s shareholders; (b) continued growth at rates approximating recent levels for card-based payment transactions, consumer money transfer transactions and other product markets; (c) successful conversions under service contracts with major clients; (d) renewal of material contracts in the Company’s business units consistent with past experience; (e) timely, successful and cost-effective implementation of processing systems to provide new products, improved functionality and increased efficiencies; (f) successful and timely integration of significant businesses and technologies acquired by the Company and realization of anticipated synergies; (g) continuing development and maintenance of appropriate business continuity plans for the Company’s processing systems based on the needs and risks relative to each such system; (h) absence of further consolidation among client financial institutions or other client groups which has a significant impact on FDC client relationships and no material loss of business from significant customers of the Company; (i) achieving planned revenue growth throughout the Company, including in the merchant alliance program which involves several joint ventures not under the sole control of the Company and each of which acts independently of the others, and successful management of price compression through cost efficiencies and other cost management initiatives; (j) successfully managing the credit and fraud risks in the Company’s business units and the merchant alliances, particularly in the context of the developing e-commerce markets; (k) anticipation of and response to technological changes, particularly with respect to e-commerce; (l) attracting and retaining qualified key employees; (m) no unanticipated changes in laws, regulations, debit network and credit card association rules or other industry standards affecting the Company’s businesses which require significant product redevelopment efforts, reduce the market for or value of its products or render products obsolete; (n) continuation of the existing interest rate environment so as to avoid increases in agent fees related to IPS’ products and increases in interest on the Company’s borrowings; (o) absence of significant changes in foreign exchange spreads on retail money transfer transactions, particularly in high-volume corridors, without a corresponding increase in volume or consumer fees; (p) continued political stability in countries in which Western Union has material operations; (q) implementation of Western Union agent agreements with governmental entities according to schedule and no interruption of relations with countries in which Western Union has or is implementing material agent agreements; (r) no unanticipated developments relating to previously disclosed lawsuits, investigations or similar matters; (s) no catastrophic events that could impact the Company’s or its major customer’s operating facilities, communication systems and technology or that has a material negative impact on current economic conditions or levels of consumer spending; (t) no material breach of security of any of our systems; and (u) successfully managing the potential both for patent protection and patent liability in the context of rapidly developing legal framework for expansive software patent protection.

Variations from these assumptions or failure to achieve these objectives could cause actual results to differ from those projected in the forward-looking statements. Due to the uncertainties inherent in forward-looking statements, readers are urged not to place undue reliance on these statements. Except for the undertaking to update the 2006 earnings per share projection discussed above, the Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events, or changes to projections over time.

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

A 10% proportionate increase in interest rates in 2006, as compared with the average level of interest rates in 2005, would result in a decrease to pretax income of approximately $20.4 million. Of this decrease, $8.6 million (based on the 10% increase noted above which equates to a 32 basis point increase in the three month T-Bill rate) relates to expected investment positions, commissions paid to selling agents, growth in new business and the effects of swap agreements. The remaining $11.8 million (based on the 10% increase noted above which equates to a 38 basis point increase in interest rates) decrease primarily relates to the Company’s expected balance of short-term variable rate commercial paper and variable interest rate debt. Conversely, a corresponding decrease in interest rates would result in a comparable improvement to pretax earnings. Actual interest rates could change significantly more than 10%. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that interest rate movements are linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Foreign Currency Risk

The Company is exposed to changes in currency rates as a result of its investments in foreign operations and from revenues generated in currencies other than the U.S. dollar. A risk management program is in place to manage these risks, the majority of which is related to Western Union’s foreign currency denominated revenue.

Western Union provides money transfer services in more than 200 countries and territories. Foreign exchange risk is managed through the structure of the business and an active risk management process. Western Union settles with its agents in U.S. dollars or euros and in certain circumstances in the agents’ respective local currencies and requires the agent to obtain settlement currency to provide to recipients. Thus, Western Union generally is not reliant on international currency markets to obtain and pay illiquid currencies. The foreign currency exposure that does exist is limited by the fact that the majority of transactions are paid shortly after they are initiated. In addition, in money transfer transactions involving different send and receive currencies, Western

Union generates revenue by receiving a foreign currency spread based on the difference between buying currency at wholesale exchange rates and providing the currency to consumers at retail exchange rates. This spread provides some protection against currency fluctuations. Western Union’s policy is not to speculate in foreign currencies and it promptly buys and sells foreign currencies as necessary to cover its net payables and receivables which are denominated in foreign currencies.

The Company utilizes foreign currency options, forward exchange contracts and currency swaps, which qualify as cash flow hedges to mitigate the cash flow or market value risks associated with foreign currency denominated transactions primarily related to the euro, British pound, Canadian dollar and Australian dollar. These are intended to offset the effect of exchange rate fluctuations on forecasted sales expected to occur over the next five years. Gains and losses on the derivatives are intended to offset losses and gains on the hedged transactions in an effort to reduce the earnings volatility resulting from fluctuating foreign currency exchange rates.

Since the critical terms of the options, forward and swap contracts, and the hedged transactions are the same, the hedges are highly effective. Changes in the fair value of the options and forward contracts designated as hedging instruments of the variability of cash flows associated with foreign currency risk are generally reported in the “other comprehensive income” component of stockholders’ equity. These amounts subsequently are reclassified into revenue or expense in the same period in which the foreign currency transactions occur. Changes in the fair value of forward contracts designated as fair value hedges are recorded in earnings as are changes in fair value of the hedged item. As of December 31, 2005, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with foreign currency risk is five years for revenues, although over 98% of the aggregate derivative notional amount expires within one year.

A hypothetical uniform 10% strengthening or weakening in the value of the U.S. dollar relative to all the currencies in which the Company’s revenues and profits are denominated would result in a decrease/increase to pretax income of approximately $17.6 million. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that foreign exchange rate movements are linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Regulatory

Western Union’s international agents have the responsibility to maintain all licenses necessary to provide money transfer services in their countries and to comply with all local rules, regulations and licensing requirements. The Company’s money transfer business is subject to some form of regulation in each of the 200 countries and territories in which such services are offered. In some countries, only fully licensed banks and the national post office are permitted to provide cross-border money transfer service to the general public.

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

Through its merchant alliances, the Merchant Services segment holds an ownership interest in several competing merchant acquiring businesses while serving as the electronic processor for those businesses. In order to satisfy state and federal antitrust requirements, the Company actively maintains an antitrust compliance program.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FIRST DATA CORPORATION

INDEX TO FINANCIAL STATEMENTS

COVERED BY REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

(Item 15(a))

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

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of First Data Corporation

We have audited the accompanying consolidated balance sheets of First Data Corporation as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Data Corporation at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of First Data Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

February 22, 2006

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Year ended December 31,	2005	2004	2003
(in millions, except per share amounts)
Revenues:
Transaction and processing service fees:
Payment Services	$4,261.6	$3,720.4	$3,212.9
Merchant Services *	2,946.4	2,736.3	1,962.4
Check verification and guarantee services	373.7	405.4	389.2
Card Issuing Services	1,583.1	1,677.3	1,362.1
All Other	118.2	127.5	144.1
Investment income, net	(58.3)	91.2	143.8
Professional services	89.0	89.9	102.9
Software licensing and maintenance	58.6	63.4	53.4
Product sales and other	502.2	518.0	421.1
Reimbursable postage and other	615.9	583.8	608.3

	10,490.4	10,013.2	8,400.2

Expenses:
Cost of services	5,661.3	5,140.6	4,235.1
Cost of products sold	264.7	223.1	204.4
Selling, general and administrative	1,628.4	1,610.5	1,375.0
Reimbursable postage and other	615.9	583.8	608.3
Other operating expenses:
Restructuring, net	81.6	63.5	27.9
Impairments	50.3	0.5	6.2
Litigation and regulatory settlements	(1.4)	32.4	5.0
Other	34.2	25.0	—

	8,335.0	7,679.4	6,461.9

Operating profit	2,155.4	2,333.8	1,938.3

Other income (expense):
Interest income	21.2	25.1	7.5
Interest expense	(228.3)	(136.8)	(107.1)
Investment gains and (losses)	22.3	5.9	(6.7)
Divestitures, net	61.3	265.2	6.8

	(123.5)	159.4	(99.5)

Income before income taxes, minority interest, equity earnings in affiliates and discontinued operations	2,031.9	2,493.2	1,838.8

Income taxes	542.9	674.7	463.9
Minority interest	(128.6)	(114.6)	(119.6)
Equity earnings in affiliates	236.9	163.9	138.7

Income from continuing operations	1,597.3	1,867.8	1,394.0
Income (loss) from discontinued operations, net of taxes of $(6.9), $21.3 and $17.6, respectively	(11.5)	7.4	14.7

Net income	$1,585.8	$1,875.2	$1,408.7

Earnings per share from continuing operations:
Basic	$2.06	$2.26	$1.89
Diluted	2.04	2.22	1.86
Earnings per share:
Basic	$2.05	$2.27	$1.91
Diluted	2.02	2.23	1.88
Weighted-average shares outstanding:
Basic	775.0	827.0	739.1
Diluted	784.3	840.2	749.2

*	Includes processing fees, administrative service fees and other fees charged to merchant alliances accounted for under the equity method of $242.2 million, $203.8 million, and $181.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31,	2005	2004
(in millions)
ASSETS
Cash and cash equivalents	$1,180.9	$895.4
Settlement assets	16,996.4	15,697.3
Accounts receivable, net of allowance for doubtful accounts of $48.4 (2005) and $48.0 (2004)	1,936.5	1,804.4
Property and equipment, net of accumulated depreciation of $1,801.9 (2005) and $1,782.0 (2004)	859.7	854.8
Goodwill	8,785.9	8,470.1
Other intangibles, less accumulated amortization of $1,869.0 (2005) and $1,525.1 (2004)	2,853.1	2,897.4
Investment in affiliates	816.1	800.7
Other assets	819.9	1,298.7

Total Assets	$34,248.5	$32,718.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Settlement obligations	$17,070.5	$15,590.9
Accounts payable and other liabilities	3,364.6	3,635.5
Borrowings	5,356.4	4,606.3

Total Liabilities	25,791.5	23,832.7

Commitments and contingencies (See Note 13)
Stockholders’ Equity:
Common stock, $0.01 par value; authorized 2,000.0 shares, issued 1,067.7 (2005 and 2004)	10.7	10.7
Additional paid-in capital	9,551.3	9,506.1

Paid-in capital	9,562.0	9,516.8
Retained earnings	9,355.3	8,136.1
Accumulated other comprehensive loss	(209.7)	(176.8)
Less treasury stock at cost, 304.9 shares (2005) and 263.7 shares (2004)	(10,250.6)	(8,590.0)

Total Stockholders’ Equity	8,457.0	8,886.1

Total Liabilities and Stockholders’ Equity	$34,248.5	$32,718.8

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,	2005	2004	2003
(in millions)
Cash and cash equivalents at January 1, attributable to continuing operations	$895.4	$839.8	$790.4
Cash and cash equivalents at January 1, attributable to discontinued operations	—	67.8	29.0

CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations	1,597.3	1,867.8	1,394.0
Net income from discontinued operations	(11.5)	7.4	14.7
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	777.3	738.2	569.3
Non-cash portion of charges (gains) related to restructuring, impairments, litigation and regulatory settlements, other, investment (gains) and losses and divestitures, net	81.2	(149.8)	39.0
Other non-cash items, net	(19.8)	(97.5)	(71.2)
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable	(117.6)	(119.8)	(70.5)
Other assets	(7.3)	49.1	7.9
Accounts payable and other liabilities	(105.7)	(3.4)	52.1
Income tax accounts	13.3	42.4	37.0

Net cash provided by operating activities from continuing operations	2,218.7	2,327.0	1,957.6
Net cash provided by operating activities from discontinued operations	—	10.9	38.4

Net cash provided by operating activities	2,218.7	2,337.9	1,996.0
CASH FLOWS FROM INVESTING ACTIVITIES
Current year acquisitions, net of cash acquired	(793.7)	(62.4)	(130.9)
Payments related to other businesses previously acquired	(61.2)	(68.9)	(44.6)
Proceeds from dispositions, net of expenses paid	56.2	826.1	—
Additions to property and equipment, net	(224.7)	(177.4)	(161.6)
Payments to secure customer service contracts including outlays for conversion and capitalized systems development costs	(173.7)	(254.4)	(228.6)
Proceeds from the sale of marketable securities	224.5	815.7	44.9
Dividend received from discontinued operations	—	25.5	—
Other investing activities	305.3	(233.8)	(106.4)

Net cash provided by (used in) investing activities from continuing operations	(667.3)	870.4	(627.2)
Net cash (used in) investing activities from discontinued operations	—	(78.5)	(0.6)

Net cash provided by (used in) investing activities	(667.3)	791.9	(627.8)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	39.6	664.8	(349.8)
Principal payments on long-term debt	(242.9)	(668.5)	(236.9)
Proceeds from issuance of long-term debt	995.6	995.5	992.6
Proceeds from issuance of common stock	319.5	491.0	197.4
Purchase of treasury shares	(2,222.7)	(4,559.0)	(1,825.0)
Cash dividends	(155.0)	(65.6)	(59.3)

Net cash (used in) financing activities from continuing operations	(1,265.9)	(3,141.8)	(1,281.0)
Net cash provided by (used in) financing activities from discontinued operations	—	(0.2)	1.0

Net cash (used in) financing activities	(1,265.9)	(3,142.0)	(1,280.0)
Change in cash and cash equivalents—continuing operations	285.5	55.6	49.4
Change in cash and cash equivalents—discontinued operations	—	(67.8)	38.8

Cash and cash equivalents at December 31, attributable to continuing operations	$1,180.9	$895.4	$839.8

Cash and cash equivalents at December 31, attributable to discontinued operations	$—	$—	$67.8

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Total	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Common Shares	Paid-In Capital	Treasury Stock
							Shares	Cost
(in millions, except per share amounts)
Balance, December 31, 2002	$4,156.3		$5,362.6	$(197.6)	897.9	$2,534.4	(145.1)	$(3,543.1)
Comprehensive income
Net income	1,408.7	$1,408.7	1,408.7
Other comprehensive income:
Unrealized losses on securities	(36.1)	(36.1)
Unrealized gains on hedging activities	72.3	72.3
Foreign currency translation adjustment	87.9	87.9
Minimum pension liability adjustment	(26.7)	(26.7)

Other comprehensive income		97.4		97.4

Comprehensive income		$1,506.1

Purchase of treasury shares	(1,825.0)						(46.5)	(1,825.0)
Stock issued for compensation and benefit plans	249.3		(121.4)			51.7	8.7	319.0
Stock issued for conversion of debt	16.7		4.0				0.9	12.7
Stock issued for conversion of warrants	2.6		(5.9)			(0.2)	0.6	8.7
Cash dividends declared ($0.08 per share)	(58.7)		(58.7)

Balance, December 31, 2003	4,047.3		6,589.3	(100.2)	897.9	2,585.9	(181.4)	(5,027.7)
Comprehensive income
Net income	1,875.2	$1,875.2	1,875.2
Other comprehensive income:
Unrealized losses on securities	(107.9)	(107.9)
Unrealized gains on hedging activities	16.0	16.0
Foreign currency translation adjustment	47.3	47.3
Minimum pension liability adjustment	(32.0)	(32.0)

Other comprehensive income (loss)		(76.6)		(76.6)

Comprehensive income		$1,798.6

Stock issued related to merger	6,858.5				169.8	6,858.5
Purchase of treasury shares	(4,517.7)						(106.2)	(4,517.7)
Stock issued for compensation and benefit plans	574.0		(314.9)			63.3	19.4	825.6
Stock issued for conversion of debt	182.1		53.9			(1.6)	4.5	129.8
Other	10.7					10.7
Cash dividends declared ($0.08 per share)	(67.4)		(67.4)

Balance, December 31, 2004	8,886.1		8,136.1	(176.8)	1,067.7	9,516.8	(263.7)	(8,590.0)
Comprehensive income
Net income	1,585.8	$1,585.8	1,585.8
Other comprehensive income:
Unrealized losses on securities	(120.6)	(120.6)
Unrealized gains on hedging activities	143.2	143.2
Foreign currency translation adjustment	(77.5)	(77.5)
Minimum pension liability adjustment	22.0	22.0

Other comprehensive income (loss)		(32.9)		(32.9)

Comprehensive income		$1,552.9

Purchase of treasury shares	(2,175.0)						(53.7)	(2,175.0)
Stock issued for compensation and benefit plans	374.1		(181.7)			41.4	12.5	514.4
Stock option accelerated vesting	11.5					11.5
Other	(7.7)					(7.7)
Cash dividends declared ($0.24 per share)	(184.9)		(184.9)

Balance, December 31, 2005	$8,457.0		$9,355.3	$(209.7)	1,067.7	$9,562.0	(304.9)	$(10,250.6)

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1:    Summary of Significant Accounting Policies

Consolidation

The accompanying consolidated financial statements of First Data Corporation (“FDC” or “the Company”) include the accounts of FDC and its controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in unconsolidated affiliated companies are accounted for under the equity method and are included in “investment in affiliates” in the accompanying Consolidated Balance Sheets. The Company generally utilizes the equity method of accounting when it has an ownership interest of between 20% and 50% in an entity, providing the Company is able to exercise significant influence over the investee’s operations.

The Company consolidates an entity’s financial statements when the Company either will absorb a majority of the entity’s expected losses or residual returns, in the case of a variable interest entity (“VIE”), or has the ability to exert control over a subsidiary. Control is normally established when ownership interests exceed 50% in an entity. However, when the Company does not exercise control over a majority-owned entity as a result of other investors having rights over the management and operations of the entity, the Company accounts for the entity under the equity method. As of December 31, 2005 and 2004, there were no greater-than-50%-owned affiliates whose financial statements were not consolidated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results could differ from those estimates.

Presentation

The Company’s Consolidated Balance Sheet presentation is unclassified due to the short-term nature of its settlement obligations, contrasted with the Company’s ability to invest cash awaiting settlement in long-term investment securities.

In December 2005 the Company sold 20% of the PNC Merchant Services alliance (33% of its interest) to The PNC Financial Services Group, its partner in the alliance. Upon closing of the agreement the Company owned 40% of the alliance and began accounting for it under the equity method of accounting. Revenues and expenses have been retroactively adjusted back to January 1, 2005 to reflect the alliance as an investment accounted for under the equity method. In addition, amounts for 2004 and 2003 have been adjusted for a reclassification of leasing revenue from “Transaction and processing service fees” to “Product sales and other.” Both adjustments relate to the Merchant Services segment.

Business Description

FDC provides a variety of transaction processing services and money transfer and payment services to financial institutions, commercial establishments and consumers. The Company classifies its operations into three reportable segments: Payment Services, Merchant Services and Card Issuing Services (see Note 17).

On January 26, 2006 the Company announced its intention to separate the Western Union money transfer business (a component of the Payment Services segment) into an independent publicly traded company through a spin-off of 100% of Western Union to FDC shareholders. The spin-off is intended to be tax free to the shareholders and completion is expected in the second half of 2006. At this point the Company has not made any

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

decisions regarding its capital structure or other significant matters. The spin-off is subject to certain conditions, including regulatory approvals, the receipt of a favorable tax ruling from the Internal Revenue Service and final approval by FDC’s Board of Directors.

Upon completion of the spin-off the shareholders will have separate ownership interests in FDC and Western Union. Western Union will consist of FDC’s consumer-to-consumer and consumer-to-business money transfer businesses (including the Western Union, Vigo and Orlandi Valuta brands), and related businesses. FDC and Western Union will each be independent and have separate public ownership, boards of directors and management. To facilitate Western Union’s separation from FDC, the companies will continue certain existing arrangements during a transition period following completion of the spin-off.

Revenue Recognition

The majority of the Company’s revenues are comprised of transaction-based fees, which typically constitute a percentage of dollar volume processed, per transaction processed, accounts on file or some combination thereof. In limited circumstances, revenue is allocated to the separate units of accounting in a multiple element transaction based on relative fair values, provided each element has stand alone value to the customer, the fair value of any undelivered items can be readily determined, and delivery of any undelivered items is probable and substantially within the Company’s control.

Fees from a typical money transfer are generally based on the principal amount of the transaction and the location where the funds are to be transferred. This transaction fee is set by the Company and is recorded as revenue at the time of sale. In certain money transfer transactions involving different send and receive currencies, the Company generates revenue by acquiring currency at wholesale exchange rates and providing the currency to consumers at retail exchange rates.

The Company’s money order and official check services generate revenue primarily through the Company’s ability to invest funds pending settlement. The Company invests a majority of these funds in high quality investments issued by municipalities to minimize its exposure to credit risks. The Company pays its official check agents commissions based on short-term variable rates and the balance of outstanding official checks (the “commissionable balance”). The Company nets the commissions paid to official check agents against the revenue it earns from its investments. Gains and losses associated with the above noted investments are recognized in revenue.

In the case of merchant contracts that the Company owns and manages, revenue is primarily comprised of fees charged to the merchant, net of interchange and assessments charged by the credit card associations, and is recognized at the time of sale. The Company has no control over interchange fees and assessments charged by credit card associations and believes its presentation of revenue, net of these fees and assessments, more accurately depicts the revenue earned by the Company. The fees charged to the merchant are a percentage of the credit card and signature based debit card transaction’s dollar value, a fixed amount or a combination of the two. Personal identification number based debit (“PIN-debit”) network fees are recognized in “transaction and processing service fee” revenues and “cost of services” in the Consolidated Statements of Income. STAR network access fees charged to merchants are charged on a per transaction basis as part of an acquiring activity.

Interchange fees and assessments charged by credit card associations to the Company’s consolidated subsidiaries and network fees related to PIN-debit transactions charged by debit networks are as follows (in millions):

Year Ended December 31,	2005	2004	2003
Interchange fees and assessments	$5,556.3	$4,960.9	$3,682.7
Debit network fees	665.5	499.6	163.4

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company charges processing fees to its merchant alliance joint ventures. In situations where an alliance is accounted for under the equity method, the Company’s consolidated revenues include the processing fees charged to the alliance, as presented on the face of the Consolidated Statements of Income.

Revenue from check verification and guarantee services is recognized at the time of sale less the fair value of the guarantee. The fair value of the guarantee is deferred until the later of the Company being called upon to honor the guarantee or the expiration of the guarantee. Check verification fees generally are a fixed amount per transaction while check guarantee fees generally are a percentage of the check amount.

The purchase and sale of merchant contracts is an ordinary element of the Company’s Merchant Services business, and therefore, the gains from selling these revenue-generating assets are included within the product sales and other component of revenues.

Fees based on cardholder accounts on file, both active and inactive, are recognized after the requisite services or period has occurred.

Software licensing revenue is not recognized until each of the following four criteria are met: evidence of an agreement exists, delivery and acceptance has occurred or services have been rendered, the selling price is fixed or determinable, and collection of the selling price is reasonably assured.

Services not specifically described above are generally transaction based fees that are recognized at the time the transactions are processed or programming services that are recorded as work is performed.

Earnings Per Common Share

Basic earnings per common share amounts are computed by dividing net income by weighted-average common stock outstanding during the period. Diluted earnings per common share are calculated using weighted-average shares outstanding, adjusted for the dilutive effect of shares issuable upon the assumed conversion of the Company’s convertible debt and common stock equivalents, which consist of outstanding stock options and warrants.

Foreign Currency Translation

The U.S. dollar is the functional currency for most of the Company’s businesses. Significant operations with a local currency as its functional currency include operations in the United Kingdom, Australia, Germany and Greece. Foreign currency denominated assets and liabilities for these units and other less significant operations are translated into U.S. dollars based on exchange rates prevailing at the end of the period, and revenues and expenses are translated at average exchange rates during the period. The effects of foreign exchange gains and losses arising from the translation of assets and liabilities of those entities where the functional currency is not the U.S. dollar are included as a component of Other Comprehensive Income (“OCI”).

Losses attributable to foreign currency hedging included in “transaction and processing service fees” in the Consolidated Statements of Income amounted to $0.5 million, $23.2 million, and $30.7 million for the years ended December 31, 2005, 2004 and 2003, respectively. Foreign currency hedging losses decreased significantly during 2005 primarily due to the strengthening of the U.S. dollar in relation to the euro and other functional currencies. Other foreign currency transaction gains and losses were immaterial for each of the periods since the Company settles most of its foreign currency denominated transactions daily.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivative Financial Instruments

The Company utilizes derivative instruments primarily to mitigate interest rate risk. The Company also enters into swap agreements to hedge the changes in fair value associated with certain of its long-term investments. To a lesser extent, derivative instruments are utilized to mitigate market and foreign currency risk. The Company recognizes all derivative financial instruments in the Consolidated Balance Sheets as assets or liabilities at fair value. Such amounts are recorded in either the “other assets” or “accounts payable and other liabilities” captions in the Consolidated Balance Sheets. Generally, changes in fair value are recognized immediately in earnings, unless the derivative qualifies as a hedge of future cash flows. For derivatives that qualify as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in stockholders’ equity as a component of OCI and then recognized in earnings in the period or periods the hedged item affects earnings.

Minority Interest

Minority interest in earnings of consolidated subsidiaries represents the minority shareholders’ share of the equity and after-tax net income or loss of consolidated subsidiaries. Substantially all of the Company’s minority interest is presented pretax in the Consolidated Statements of Income since the majority of the Company’s non-wholly owned consolidated subsidiaries are flow through entities for tax purposes. The minority interest included in “accounts payable and other liabilities” in the Consolidated Balance Sheets reflects the original investments by these minority shareholders in the consolidated subsidiaries, along with their proportionate share of the earnings or losses of the subsidiaries, net of dividends.

Advertising Costs

Advertising costs, included in “selling, general and administrative” expenses in the Consolidated Statements of Income, are expensed as incurred or at the first time the advertising takes place. Advertising expense for 2005, 2004 and 2003 was $270.7 million, $249.3 million, and $205.2 million, respectively.

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

The Company’s obligation to stand ready to perform is minimal in relation to the total dollar volume processed. The Company requires cash deposits, guarantees, letters of credit or other types of collateral by certain merchants to minimize its obligation. Collateral held by the Company is classified within “settlement obligations” on the Company’s Consolidated Balance Sheets. The Company also utilizes a number of systems and procedures to manage merchant risk. Despite these efforts, the Company historically has experienced some level of losses due to merchant defaults.

The Company’s contingent obligation relates to the imprecision in its estimates of required collateral. A provision for this obligation is recorded based primarily on historical experience and other relevant factors such as economic downturns or increases in merchant fraud. Merchant credit losses are included in “cost of services” in the Company’s Consolidated Statements of Income. The amount of the reserves attributable to entities consolidated by the Company was $20.0 million and $24.5 million at December 31, 2005 and 2004, respectively.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The majority of the TeleCheck Services, Inc. (“TeleCheck”) business involves the guarantee of checks received by merchants. If the check is returned, TeleCheck is required to purchase the check from the merchant at its face value and pursue collection from the check writer. A provision for estimated check returns, net of anticipated recoveries, is recorded at the transaction inception based on recent history. At December 31, 2005 and 2004, the Company had accrued warranty balances of $15.9 million and $19.5 million, and accrued recovery balances of $36.8 million and $50.4 million, respectively. Accrued warranties are included in “accounts payable and other liabilities” and accrued recoveries are included in “accounts receivable” in the Consolidated Balance Sheets.

Cash and Cash Equivalents

Highly liquid investments (other than those included in settlement assets) with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates market value.

Excluded from cash and cash equivalents at December 31, 2005 and 2004 were $190.4 million and $598.4 million, respectively. Such excluded amounts represented cash and cash equivalents that were restricted from use due to regulatory requirements, including those around investments in connection with the money transfer operations and client covenants associated with the official check business. Amounts excluded from cash and cash equivalents are included in “other assets” in the Consolidated Balance Sheets.

Accounts Receivable

Accounts receivable balances are stated net of allowance for doubtful accounts. Historically, the Company has not encountered significant write-offs. The Company records allowances for doubtful accounts when it is probable that the accounts receivable balance will not be collected.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation, which is computed using the straight-line method over the lesser of the estimated useful life of the related assets (generally three to 10 years for equipment, furniture and leasehold improvements, and 30 years for buildings) or the lease term. Maintenance and repairs which do not extend the useful life of the respective assets are charged to expense as incurred. Amounts charged to expense for the depreciation and amortization of property and equipment, including equipment under capital lease, were $251.8 million in 2005, $246.4 million in 2004, and $214.0 million in 2003.

Goodwill and Other Intangibles

Goodwill represents the excess of purchase price over tangible and other intangible assets acquired less liabilities assumed arising from business combinations. The Company’s annual goodwill impairment test did not identify any impairments in 2005, 2004 and 2003, however, goodwill was impaired in 2005 due to changes in the strategic direction of two businesses more fully discussed in Note 3.

FDC capitalizes initial payments for new contracts, contract renewals and conversion costs associated with customer processing relationships to the extent recoverable through future operations, contractual minimums and/or penalties in the case of early termination. The Company’s accounting policy is to limit the amount of capitalized costs for a given contract to the lesser of the estimated ongoing future cash flows from the contract or the termination fees the Company would receive in the event of early termination of the contract by the customer. The initial payments for new contracts and contract renewals are amortized over the term of the contract as a

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reduction of the associated revenue (transaction and processing service fees). Conversion costs are also amortized over the term of the contract but are recorded as an expense in “cost of services” in the Consolidated Statements of Income.

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

In addition to capitalized contract and software development costs, other intangibles include copyrights, patents, acquired software, trademarks and noncompete agreements acquired in business combinations. Other intangibles are amortized on a straight–line basis over the length of the contract or benefit period, which generally ranges from three to 25 years. Other intangible amortization expense totaled $525.5 million, $491.8 million and $355.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.

The following table provides the components of other intangibles (in millions):

Year Ended December 31,	Weighted- Average Amortization Period	2005 Cost	2005 Net of Accumulated Amortization	2004 Cost	2004 Net of Accumulated Amortization
	(in years)
Acquired contracts	11.0	$2,398.9	$1,636.6	$2,284.9	$1,727.9
Conversion costs	9.0	385.3	179.1	399.7	189.9
Contract costs	6.0	457.2	272.8	487.4	312.7
Developed software	5.0	397.3	130.7	408.2	171.4
Purchased or acquired software	4.0	521.1	220.2	425.8	196.4
Other	16.0	562.3	413.7	416.5	299.1

Total other intangibles	10.0	$4,722.1	$2,853.1	$4,422.5	$2,897.4

The estimated future aggregate amortization expense for existing other intangibles as of December 31, 2005 is $499.6 million in 2006, $433.3 million in 2007, $352.5 million in 2008, $305.6 million in 2009 and $250.4 million in 2010.

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investment Securities

A majority of the Company’s settlement assets represent investments, which are primarily comprised of state and municipal government obligations. Additionally, the Company maintains various other investments included in the “other assets” line item of the Consolidated Balance Sheets which include primarily state and municipal obligations, mortgage-backed securities and preferred stock as well as publicly-traded corporate equity securities prior to their sale during 2005. The specific identification method is used to determine the cost basis of securities sold. At December 31, 2005 and 2004, all of the Company’s investments were classified as available-for-sale. Unrealized gains and losses on these investments are included as a separate component of OCI, net of any related tax effect. The Company also has investments in non-marketable equity securities for strategic purposes, which are included in “other assets” in the Company’s Consolidated Balance Sheets and are carried at cost.

Declines in value that are judged to be other than temporary in nature are recognized in the Consolidated Statements of Income. For public company investments, the Company’s policy is to treat a decline in the investment’s quoted market value that has lasted for more than six months as an other than temporary decline in value. The Company also considers other qualitative and quantitative indicators in judging whether a decline in value is other than temporary in nature. The Company’s policy is the same for investments in non-marketable equity securities; however, their fair values are estimated. In estimating fair value, market conditions, offering prices, trends of earnings/losses, price multiples, financial position, new financing and other key measures are considered. The Company believes the estimates result in a reasonable reflection of the fair values of these investments.

Treasury Stock

The Company records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. The FIFO method is used on the subsequent reissuance of shares and any resulting gains or losses are credited or charged to retained earnings.

Stock Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share-Based Payment,” (“SFAS 123R”) using the modified prospective method.

As permitted by SFAS 123, during 2005 the Company followed Accounting Principles Board (“APB”) Opinion No. 25 which accounts for share-based payments to employees using the intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the Company anticipates the adoption of the SFAS 123R fair value method will have an earnings per share (“EPS”) impact of approximately $0.07 on the Company’s results of operations in 2006 assuming a certain level of awards. Variation to the assumed level of awards and other factors could result in a different amount. Had the Company adopted SFAS 123, the impact on diluted EPS would have been $0.31, $0.14 and $0.15 for 2005, 2004 and 2003, respectively. The increase in 2005 is due to the accelerated vesting of all unvested stock options granted by the Company to its officers and its employees under the Company’s 2002 Long-Term Incentive Plan. See Note 15 for additional discussion related to the acceleration of stock options.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s pro forma information, amortizing the fair value of the options over their vesting period and including the stock purchase plan rights, is as follows (in millions, except per share amounts):

Year ended December 31,	2005	2004	2003
Reported net income	$1,585.8	$1,875.2	$1,408.7
Restricted stock expense and effect of accelerated vesting included in reported net income, net of related tax	13.6	2.0	—
SFAS 123 expense, net of tax	(256.8)	(118.2)	(114.0)

Pro forma net income	$1,342.6	$1,759.0	$1,294.7

Reported earnings per share—basic	$2.05	$2.27	$1.91
Reported earnings per share—diluted	2.02	2.23	1.88
Pro forma earnings per share—basic	$1.73	$2.13	$1.75
Pro forma earnings per share—diluted	1.71	2.09	1.73

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

Note 2:    Earnings Per Common Share

Amounts utilized in earnings per share computations are as follows (in millions):

Year Ended December 31,	2005	2004	2003
Weighted-average shares outstanding:
Basic weighted-average shares	775.0	827.0	739.1
Common stock equivalents	9.3	13.2	9.6
Convertible debentures	—	—	0.5

	784.3	840.2	749.2

Earnings add back related to convertible debentures	$—	$—	$0.2

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

During September 2004, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 04-8 “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (“EITF 04-8”). The pronouncement pertains to all issued securities that have embedded market price contingent conversion features and therefore, applies to contingently convertible debt, contingently convertible preferred stock, and convertible bonds with

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

issuer option to settle for cash upon conversion. EITF 04-8 addresses when the dilutive effect of these securities with a market price trigger should be included in EPS. The pronouncement was effective for all periods ending after December 15, 2004 and must be applied by retroactively restating previously reported EPS. The Company determined that EITF 04-8 is applicable to the CODES, which were called in the first quarter 2004. Certain of the bondholders elected to receive 4.5 million shares, while the remainder received cash. The impact on the computation of EPS is less than $0.01 for the fiscal years ended December 31, 2004, and 2003. Due to the immaterial effect, the Company did not restate previously reported EPS.

The diluted EPS calculation excludes stock options, warrants and convertible debt that are convertible into 23.3 million common shares, 4.9 million common shares, and 31.1 million common shares for the years ended December 31, 2005, 2004 and 2003, respectively. The exclusion occurs because the exercise price of these instruments was greater than the average market price of the Company’s common stock and their inclusion would have been anti-dilutive or conversion is conditional upon the occurrence of certain events.

Diluted EPS from discontinued operations for the three years ended December 31, 2005, 2004 and 2003 was $(0.02), $0.01, and $0.02, respectively.

Note 3:    Restructuring, Impairments, Litigation and Regulatory Settlements, Other, Investment Gains and Losses and Divestitures

The Company recorded restructuring charges, impairment charges, litigation and regulatory settlements, other, investment gains and losses and divestiture related gains, net during the three years ended December 31, 2005. Restructuring and divestiture accruals are reviewed each period and balances in excess of anticipated requirements are reversed through the same Consolidated Statements of Income caption in which they were originally recorded. Such reversals resulted from the favorable resolution of contingencies and changes in facts and circumstances.

2005 Activities

During the year ended December 31, 2005, the Company incurred net pretax charges of $81.1 million related to restructuring charges, impairment charges, litigation and regulatory settlements, other, investment gains and losses, and divestiture related gains. Restructuring and divestiture accrual reversals were also recognized in 2005. A summary of net pretax benefits (charges), incurred by segment, for the year ended December 31, 2005 is as follows (in millions):

	Pretax Benefit (Charge)
Year ended December 31, 2005	Payment Services	Merchant Services	Card Issuing Services	All Other and Corporate	Totals
Restructuring charges	$(7.6)	$(20.8)	$(45.2)	$(11.2)	$(84.8)
Restructuring accrual reversals	—	1.7	1.2	0.3	3.2
Impairments	(9.4)	(0.2)	(12.2)	(28.5)	(50.3)
Litigation and regulatory settlements	1.4	—	—	—	1.4
Other	(13.4)	(8.0)	(9.9)	(2.9)	(34.2)
Investment gains and (losses)	—	—	0.2	22.1	22.3
Divestiture gain	—	45.3	0.8	10.7	56.8
Divestiture accrual reversals	1.8	2.0	—	0.7	4.5

Total pretax benefit (charge), net of reversals	$(27.2)	$20.0	$(65.1)	$(8.8)	$(81.1)

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restructuring charges

The restructuring charges were comprised of severance totaling $81.3 million and facility closures totaling $3.5 million for the year ended December 31, 2005. Severance charges resulted from the termination of approximately 1,750 employees across the organization for the year ended December 31, 2005 representing all levels of employees and approximately 5% of the Company’s workforce.

In December 2005, the Company implemented a company wide restructuring of its operations. The restructuring closely followed a change in the Company’s senior management. The new management took steps it determined necessary to position the company for growth, reduce operating costs and build shareholder value. The actions to achieve this objective included: (1) a targeted significant reduction of senior management; (2) reorganization of certain management structures; (3) a strategic reduction or elimination of certain functional areas; (4) a general reduction of headcount to reduce operating costs; (5) closing a call center operation and moving the volume to another center; (6) closing two output services facilities and moving volume to another facility; and (7) ceasing certain product offerings. The effect on headcount and charge by segment was as follows: Payment Services, 111 employees and $7.3 million; Merchant Services, 447 headcount and $20.8 million; Card Issuing Services, 780 headcount and $31.5 million; and Corporate and All Other, 85 headcount and $8.0 million. Note that certain of the impairments noted below resulted from the restructuring activities discussed above.

The following describes the nature and timing of other restructuring plans during the year by segment:

Payment Services

•	Charges related to severance costs associated with consolidating certain call center and accounting functions to other locations. This restructuring was completed in the second quarter of 2005.

Card Issuing Services

•	Severance charges were incurred to adjust the cost structure to better align with the reduced revenue resulting from the deconversion of the JPMorgan Chase credit accounts in July 2005. This action was completed in the third quarter of 2005.

•	Charges also were incurred related to the closure of a facility in the United Kingdom. The associated severance charges were recorded in December 2004 with the facility being vacated during the second quarter of 2005. Additionally, lease termination charges were incurred related to exiting a facility in Florida related to consolidating FDC operations into a former Concord EFS, Inc. (“Concord”) facility. The facility was vacated during the third quarter of 2005.

All Other and Corporate

•	Severance charges resulted from the Company significantly reducing the scale of its mobile payments business as a result of the only client of First Data Mobile Payments Limited (formerly Encorus Payments Limited) ceasing operations. This action was completed in the third quarter of 2005.

Reversal of restructuring accruals

The Company reversed $3.2 million of prior period restructuring accruals during 2005. Reversals related to changes in estimates regarding severance and facility costs from restructuring activities that occurred in 1998 and 2000 through 2005.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the Company’s utilization of restructuring accruals for the years ended December 31, 2004 and 2005 (in millions):

	Employee Severance	Facility Closure
Remaining accrual at January 1, 2004	$17.9	$1.9
Expense provision	56.8	8.8
Cash payments and other	(49.7)	(7.4)
Changes in estimates	(1.3)	(0.8)

Remaining accrual at December 31, 2004	$23.7	$2.5
Expense provision	81.3	3.5
Cash payments and other	(31.5)	(2.9)
Changes in estimates	(2.6)	(0.3)

Remaining accrual at December 31, 2005	$70.9	$2.8

Impairments

In June 2005, Simpay Limited, the only client of First Data Mobile Payments, announced and executed a plan to cease operations. As a result, the Simpay product solutions supporting interoperable mobile payments will not be launched as planned. Based on these developments and the completion of a strategic review in August 2005, the Company significantly reduced the scale of its operations. These actions and the reduced business outlook led the Company to record asset impairment charges in All Other and Corporate of approximately $27.6 million in the third quarter related to goodwill and other assets and $0.9 million in the fourth quarter related to fixed assets.

In the fourth quarter of 2005, the Company recorded a goodwill impairment charge of $8.7 million resulting from a change in strategic direction relating to one of its majority owned prepaid businesses.

In addition to the impairment noted above, the Company recognized an impairment of $4.4 million for the write-down of two facilities in the Card Issuing Services segment during the fourth quarter. Impairment charges were also recorded company-wide during the year related to the write-down of fixed assets, software, intangibles, goodwill and other assets.

Litigation and regulatory settlements

During the twelve months ended December 31, 2005, the Company reversed two unutilized reserves established in 1999 and 2000 upon satisfaction of all settlement obligations for lawsuits in the Payment Services segment of $2.9 million which was partially offset by a regulatory settlement charge of $1.5 million also in the Payment Services segment.

Other

During the three months ended December 31, 2005, the Company recognized a charge related to an additional accrual of domestic and international escheatment liabilities related to years prior to 2005. Other charges also included $2.1 million of contract termination costs related to the fourth quarter restructuring events discussed above. Additionally, other charges relate to the reimbursement to certain clients for the misallocation of certain pass-through billings, the majority of which related to 2004. The misallocations have no impact on prior period expenses.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investment gains and losses, net

During 2005, the Company recognized pretax gains of $21.4 million on the sale of CheckFree Corporation common stock, net of charges to exit related hedging instruments, as well as lesser gains on the sales of other strategic investments. These gains partially were offset by other than temporary impairments of other investments.

Divestitures, net

During 2005, the Company recognized a pretax gain upon the divestiture of certain interests including the following: $36.3 million for the sale of a portion of the PNC alliance, $9.0 million for the sale of its investment in Link2Gov, and $8.3 million for the sale of its remaining interest in International Banking Technologies. The Company also recognized a gain on the sale of a small business and reversed $4.5 million of divestiture accruals due to the expiration of certain contingencies.

2004 Activities

During the year ended December 31, 2004, the Company incurred net pretax benefits of $149.7 million related to restructuring charges, impairment charges, litigation and regulatory settlements, other, investment gains and losses, and divestiture related gains. Restructuring and divestiture accrual reversals were also recognized in 2004. A summary of net pretax benefits (charges), incurred by segment, for the year ended December 31, 2004 is as follows (in millions):

	Pretax Benefit (Charge)
Year ended December 31, 2004	Payment Services	Merchant Services	Card Issuing Services	All Other and Corporate	Totals
Restructuring charges	$(3.1)	$(8.9)	$(29.4)	$(24.2)	$(65.6)
Restructuring accrual reversals	0.7	0.1	1.1	0.2	2.1
Impairments	(0.8)	(2.3)	8.1	(5.5)	(0.5)
Litigation and regulatory settlements	—	(32.4)	—	—	(32.4)
Other	—	(25.0)	—	—	(25.0)
Investment gains and (losses)	—	(1.3)	0.4	6.8	5.9
Divestiture gain	—	263.8	—	—	263.8
Divestiture accrual reversals	—	—	—	1.4	1.4

Total pretax benefit (charge), net of reversals	$(3.2)	$194.0	$(19.8)	$(21.3)	$149.7

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

Payment Services

•	Charges related to severance costs associated with the consolidation of various international functions into Dublin, Ireland. The restructuring plan was completed in the first quarter of 2004.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Charges were also incurred related to the lease termination of a facility due to the operations being combined with another FDC facility. This plan was completed in the second quarter of 2004.

Merchant Services

•	Severance charges resulted from the closure of certain FDC operations and locations, including a Cardservices International, Inc. (“CSI”) call center, a TeleCheck Services Inc. data center, a PayPoint Electronic Payment Systems (“PayPoint”) debit processing center and elimination of certain positions as a result of the Company’s reorganization done in conjunction with the Concord integration. Severance charges also were incurred related to the continued integration of international support functions between the Merchant Services and Card Issuing Services segments that began in 2003 and the restructuring of the Company’s TeleCash Kommunikations-Service GmbH (“TeleCash”) Germany operations in an effort to create operational efficiencies. All of the above noted restructuring plans were completed in 2004.

Card Issuing Services

•	Severance charges resulted from the integration of international support functions with Merchant Services as noted above and the ongoing initiative to streamline operations both domestically and internationally. These plans were completed in the first and fourth quarter of 2004, respectively.

•	Charges were incurred related to the lease buyout of a facility in the United Kingdom after it was determined that the facility could not fulfill the Company’s needs. This plan was completed in the first quarter of 2004.

•	Charges were recognized related to the integration of international operations, including the Cashcard Australia Limited (“Cashcard”) acquisition and the associated effort to create operational efficiencies, which were completed in the third quarter of 2004.

All Other and Corporate

•	Charges related to severance resulting from the consolidation of certain existing FDC administrative operations with Concord were recorded. This plan was completed in the first quarter of 2004. A restructuring of the purchasing and human resources departments was completed during the first three quarters of 2004.

•	There were a number of restructuring actions within FDGS Holdings, L.P. (“FDGS” formerly eONE Global, L.P.). FDGS’ severance charges were a result of FDGS’ decision to slow the rate of investment in certain product offerings due to market immaturity, controlling costs, the sale of an FDGS business and reductions of the overall management structure at FDGS. Part of these severance charges included the elimination of several senior management positions. A charge of $10.9 million related to certain of these senior managers also was incurred due to their right upon termination under certain circumstances to sell shares purchased at the time of FDGS’ formation to FDGS at the original purchase price. Certain of the restructuring plans were completed in the second quarter of 2004 with the remaining completed in the third quarter of 2004.

•	Charges also were incurred in the second quarter of 2004 related to a Corporate facility lease in Georgia as it was determined that the current facility could no longer fulfill the Company’s needs. The restructuring plan was completed in the second quarter of 2004.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reversal of restructuring accruals

The Company reversed $2.1 million of prior period restructuring accruals. Reversals related to changes in estimates regarding severance costs and lease terminations from restructuring activities in 2003, 2001 and 2000.

Impairments

The Payment Services and Merchant Services segments’ impairment charges related to the write-down of leasehold improvements associated with certain domestic restructuring activities and an impairment of software that is no longer being fully utilized due to system decisions influenced by the integration of Concord.

The Card Issuing Services segment included a $12.0 million recovery in 2004 of costs associated with a 2002 impairment of capitalized customer contract costs related to a customer bankruptcy. Also in this segment are charges related to the impairment of software that is no longer being utilized.

The All Other and Corporate impairment charges include the write-down of fixed assets and goodwill associated with facility closures which were part of the restructuring actions noted above and an impairment of First Data Mobile Payments Limited software due to diminished demand for a product offering in the first quarter of 2004.

Litigation and regulatory settlements

Litigation charges of $32.4 million were recorded for the year ended December 31, 2004 related to a lawsuit associated with a consolidated merchant alliance in the Merchant Services segment. Minority interest benefits of $15.4 million related to these charges were recognized in the minority interest line in the Consolidated Statements of Income.

Other

The Company recognized a $25.0 million pretax charge related to adjustments for TeleCheck accounting entries that originated primarily during 2002 and 2003.

Investment gains and losses, net

The Company recognized a net investment gain in 2004 resulting from the sale of a minority investment in VIPS Healthcare Information Systems (“VIPS”) having sold the majority interest in 1998. The sale of its remaining minority interest in VIPS was made pursuant to the 1998 sale agreement which required First Data to sell its retained interest upon the occurrence of specified events. Partially offsetting this gain were the write-down of investments considered other than temporarily impaired.

Divestitures, net

In March 2004, the Company sold its 67% ownership interest in GCA Holdings, LLC, the parent holding company of Global Cash Access LLC (“GCA”), which resulted in net proceeds of $435.6 million and a pretax gain of $263.8 million. During the year ended December 31, 2004, the Company reversed divestiture accruals of $1.4 million due to the expiration of certain exposures.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2003 Activities

During the year ended December 31, 2003, the Company incurred net pretax charges of $39.0 million related to restructuring charges, impairment charges, litigation and regulatory settlements and investment gains and losses, partially offset by prior period restructuring and divestiture accrual reversals. A summary of net pretax charges, incurred by segment, for the year ended December 31, 2003 is as follows (in millions):

	Pretax Benefit (Charge)
Year ended December 31, 2003	Payment Services	Merchant Services	Card Issuing Services	All Other and Corporate	Totals
Restructuring charges	$(3.5)	$(6.7)	$(16.2)	$(4.0)	$(30.4)
Restructuring accrual reversals	0.5	0.7	1.0	0.3	2.5
Impairments	—	—	(5.0)	(1.2)	(6.2)
Litigation and regulatory settlements	—	(5.0)	—	—	(5.0)
Investment gains and (losses)	—	—	0.1	(6.8)	(6.7)
Divestiture accrual reversals	—	—	—	6.8	6.8

Total pretax benefit (charge), net of reversals	$(3.0)	$(11.0)	$(20.1)	$(4.9)	$(39.0)

Restructuring charges

The restructuring charges were comprised of severance totaling $30.1 million and $0.3 million related to lease termination losses. Severance charges resulted from the termination of approximately 740 employees across the organization representing all levels of employees and less than 3% of the Company’s workforce. The following describes the nature and timing of the restructuring plans by segment:

Payment Services

•	Charges related to severance costs associated with the rebalancing of resources from domestic operations to international operations. This rebalancing was necessary to support the Company’s focus and success in international expansion of agents and increase its international transactions. The restructuring plan was completed in the third quarter of 2003.

Merchant Services

•	Severance charges resulted from the consolidation of certain domestic sales and support functions and the elimination of redundant positions in the merchant acquiring and check verification and guarantee business as well as related lease termination losses with the closure of a TeleCheck facility. Severance charges were also incurred to integrate international support functions between the Merchant Services and Card Issuing Services segments.

•	The domestic and international restructuring plans were completed in the third quarter of 2003.

Card Issuing Services

•	Severance charges resulted from the streamlining of the domestic operations and realignment of operating expenses to address declining segment revenues. This restructuring plan was completed in the third quarter 2003.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Charges also were incurred related to the integration of international support functions with Merchant Services as noted above. As part of this effort, a lease termination loss was recognized in the combination of facilities into one location in Australia. This international plan was completed in fourth quarter 2003.

All Other and Corporate

•	Charges related to the consolidation of certain human resource and payroll functions to the Denver and Omaha locations. The restructuring plan was completed in the third quarter of 2003.

•	Severance charges resulted from the consolidation of First Data Mobile Payments Limited operations, which resulted in the closure of the Leipzig, Germany facility. This consolidation was done in an effort to reduce fixed operating costs and to outsource software development activities. This portion of the restructuring plan was completed in the fourth quarter of 2003.

•	Charges also were incurred related to the combination of the BillingZone, LLC (“BillingZone”) and Taxware International Inc. (“Taxware”) operations under the Velosant structure. This portion of the restructuring plan was completed in the third quarter of 2003. Additional restructuring activities occurred in the first quarter of 2004 for these businesses.

Reversal of restructuring accruals

The Company reversed $2.5 million of prior period restructuring accruals. The change in estimate was due to the favorable resolution of a customer contract related to the discontinuance of the Payment Card Solutions operations in the second quarter 2001, favorable terminations of lease agreements related to the third quarter 2000 Card Issuing Services segment restructuring and an adjustment of severance costs related to the first quarter 2002 FDGS restructuring.

Impairments

The Company recognized $6.2 million of asset impairment charges, the majority of which related to the lack of sufficient demand to support the Company’s investment in its domestic micro-chip smart card product.

Litigation and regulatory settlements

A litigation charge of $5.0 million was recorded related to a lawsuit associated with the Merchant Services segment.

Investment gains and losses, net

The Company recognized net investment losses primarily related to e-commerce businesses and strategic investments.

Divestitures, net

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4:    Business Combinations, Asset Acquisitions and Dispositions

	Initial Consideration
Businesses and Assets Acquired	Month	Total	Cash
	(in millions)
2005:
International Card Services Joint Venture	June	$27.1	$27.1
EuroProcessing International	July	131.2	131.2
Vigo Remittance Corp.	October	370.0	370.0
Austrian Payment Systems Services GmbH	November	163.8	163.8
Korea Mobile Payment Services	November	57.0	57.0
Three other acquisitions and merchant portfolio acquisitions		107.8	107.8

		$856.9	$856.9

2004:
Concord EFS, Inc.	February	$6,909.1	$—
Cashcard Australia, Ltd.	April	206.5	206.5
Delta Singular Outsourcing Services, S.A. (subsequently renamed First Data Hellas)	July	324.1	324.1
Six other acquisitions and merchant portfolio acquisitions		91.2	91.2

		$7,530.9	$621.8

2003:
TeleCash Kommunikations-Service GmbH	March	$121.4	$121.4
Four other acquisitions and merchant portfolio acquisitions		35.8	35.8

		$157.2	$157.2

2005 Acquisitions

In June 2005, the Company formed a merchant alliance with International Card Services (“ICS”), a card issuer and acquirer in the Netherlands by purchasing 51% of their merchant acquiring business. The Company owns 51% of the alliance, has management control and consolidates the alliance as part of the Merchant Services segment.

In July 2005, the Company acquired 100% of EuroProcessing International (“EPI”), a provider of debit and credit card issuing and acquiring processing in nine Central and Eastern European countries. The preliminary purchase price allocation resulted in identifiable intangible assets of $29.2 million, which are being amortized over three to 10 years and goodwill of $87.9 million.

The Company entered into a merchant services alliance with BankWest in Australia in August 2005 by acquiring certain BankWest assets. The alliance provides the full range of acquiring services for BankWest merchants and their acceptance of debit cards, credit cards and other forms of electronic payments.

The Company entered into a merchant services alliance with Citibank at the end of the third quarter 2005 by acquiring CitiCorp Payment Services, Inc., a provider of credit and debit card payment processing services to approximately 15,000 merchant locations.

The Company acquired 100% of Vigo Remittance Corp., a provider of consumer-to-consumer money transfer services to various countries, in October 2005. The acquisition expands the Company’s money transfer

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

business. The preliminary purchase price allocation resulted in $84.3 million in identifiable intangible assets, which are being amortized over five to 10 years, except patents and trade names of $27.0 million that are being amortized over 25 years, and goodwill of $276.9 million.

In November 2005, the Company acquired an approximately 80% interest in Korea Mobile Payment Services (“KMPS”). KMPS provides financial payment services, including value-added network services, and terminal interface services to local merchants with focus on small and medium size customers.

The Company acquired 100% of Austrian Payment Systems Services GmbH (“APSS”), in November 2005. APSS provides debit and credit card issuing and acquiring processing, as well as card network operations and terminals and ATM processing. The preliminary purchase price allocation resulted in identifiable intangible assets of $58.6 million, which are being amortized over seven years and goodwill of $90.0 million.

The aggregate cash paid during the year ended December 31, 2005, net of cash acquired of $63.2 million, for the merchant alliances and other acquisitions was approximately $793.7 million. The aggregate preliminary purchase price allocation for these acquisitions resulted in $297.5 million in identifiable intangible assets, which are being amortized over three to 10 years, except patents and trade names of $40.0 million that are being amortized over five to 25 years, and goodwill of $490.4 million.

The pro forma impact of all 2005 acquisitions on net income was not material.

The Company signed an agreement in 2005 with Banca Nazionale del Lavoro (“BNL”) to create a joint venture to provide merchant acquiring services for Italian merchants. The transaction closed on January 31, 2006, resulting in 49% ownership of the alliance to be accounted for under the equity method of accounting.

The Company signed an agreement in December 2005 to acquire Gesellschaft fur Zahlungssysteme, (“GZS”), a German processor of cashless, card-based payment transactions. Completion of this transaction is expected to occur in mid 2006.

2005 Dispositions

In November 2005 the Company sold its investment in Link2Gov, which was accounted for under the equity method of accounting. The sale resulted in proceeds of $12.4 million and a pretax gain of $9.0 million.

In August 2005, the Company sold its remaining interest in International Banking Technologies, which was substantially divested in 2001. The sale resulted in proceeds of $9.9 million and a pretax gain of $8.3 million.

The sale of PNC in December 2005 as discussed in Note 1 resulted in cash proceeds of $39.8 million and a pretax gain of $36.3 million.

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The final independent valuation of Concord’s intangible assets was completed during the third quarter of 2004 resulting in a fair market value of $1,487 million representing $1,318 million of customer contracts, $77 million related to the STAR trade name and $92 million of proprietary and third party software. Customer contracts represent Concord’s contractual relationships with merchants and financial institutions. The estimated useful lives assigned to customer relationships range from nine to 15 years (with a weighted average amortization period of 12 years). The estimated useful lives assigned to purchased software and proprietary software was five years and the STAR trade name was 25 years. An independent valuation of Concord’s fixed assets was completed in the second quarter 2004 resulting in a fair market value of $130.1 million. Of the total purchase price, approximately $4.5 billion has been allocated to goodwill; of which, $3.4 billion, $1.1 billion and $40.0 million were reflected in the Merchant Services, Card Issuing Services and Payment Services segments, respectively. Goodwill represents the excess of the purchase price for the acquired business over the fair value of the underlying net tangible and identifiable intangible assets. The goodwill is not deductible for tax purposes or amortized for book purposes.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concord Merger-related Restructuring Charges

A $(0.6) million release and a $16.7 million charge related to severance for approximately 750 employees and a charge for $2.3 million and $48.1 million related to leased facilities were recorded during the years ended December 31, 2005 and 2004, respectively, in connection with the closure of certain Concord facilities due to the consolidation of duplicative functions, including selected operations located in Maitland, Florida; Memphis, Tennessee and Amarillo, Texas. The operations in these locations included authorization, deployment, settlement and funding, customer service and administrative support functions. These costs were accounted for under EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”). These costs are recognized as a liability assumed in the purchase business combination and included in the allocation of the cost to acquire Concord. Other costs associated with Concord employees, such as enhanced severance, are expensed in operations. These costs are reflected in the “Additional expense provision” line in the table below. Restructuring charges related to FDC facilities and employees were expensed as incurred as discussed in Note 3. In addition, during the first quarter 2005 the Company paid a $10.0 million contract termination fee.

The Company is responsible for the difference between the assumed net sale proceeds for the Memphis facility and the total costs financed, which exceeds the guarantee value of $50.5 million under a synthetic operating lease. The Company had a $46.2 million and $47.0 million liability assumed in the purchase business combination related to the excess of the total cost financed and other carrying costs over the assumed net sale proceeds as of December 31, 2005 and 2004, respectively.

The following table summarizes the Company’s utilization of Concord-related accruals for the years ended December 31, 2004 and 2005 (in millions):

	Employee Severance	Facility Closure
Accrual established upon acquisition, February 26, 2004	$11.1	$32.8
Additional charges recorded in purchase accounting	3.2	15.3
Additional expense provision	2.4	—
Cash payments	(5.8)	(1.1)

Remaining accrual at December 31, 2004	$10.9	$47.0
Additional charges (releases) recorded in purchase accounting	(1.1)	2.2
Additional expense provision	0.5	0.1
Cash payments	(7.1)	(3.1)

Remaining accrual at December 31, 2005	$3.2	$46.2

Other Acquisitions

In April 2004 the Company acquired Cashcard, a provider of ATM services in the Australian marketplace, for approximately $260 million in cash and assumed debt. The transaction facilitated FDC’s entry into the Australian merchant ATM deployment market. A majority of Cashcard’s operations are assigned to the Merchant Services segment, with the remainder assigned to the Card Issuing Services segment. The final independent valuation of Cashcard’s intangible assets resulted in a fair market value of $113.2 million, representing $37.6 million of customer contracts, $4.5 million of proprietary and third party software and $71.1 million related to other intangibles and trade names. The estimated useful lives assigned to intangible assets range from five to 15 years except for trade names and other intangibles which are being amortized over 25 years. Of the total purchase price, $134.3 million has been allocated to goodwill.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2004 the Company acquired Delta Singular Outsourcing Services S.A. (subsequently renamed “First Data Hellas”), the former payment processing and outsourcing division of Delta Singular S.A., located in Greece, for approximately $311.7 million, net of $12.4 million of cash acquired. First Data Hellas provides payment processing and outsourcing services including card processing, ATM and point of sale driving and call center support. The majority of First Data Hellas’ operations are assigned to the Card Issuing Services segment, with the remainder assigned to the Merchant Services segment. The final purchase price allocation resulted in identifiable intangible assets of $106.4 million, which are being amortized over four to 10 years, and goodwill of $162.3 million.

Other acquisitions made during 2004 include:

•	the Company purchased a 30% equity interest in Angelo Costa, S.p.A. (“Angelo Costa”) and a 30% equity interest in Finint Srl (“Finint”) both Western Union’s money transfer agents in Italy in the Payments Services segment;

•	the buyout of the TASQ Technology, Inc. (“TASQ”) and the First Data Government Solutions, LP minority interests in the Merchant Services segment and All Other and Corporate, respectively; and

•	the purchase of merchant portfolios in the Merchant Services segment.

The aggregate consideration paid during 2004, net of cash acquired of $13.4 million, was $608.4 million for acquisitions other than Concord. The aggregate purchase price allocation for these acquisitions resulted in $227.5 million in identifiable intangible assets, which are being amortized over four to 15 years, except for trade names and other intangibles of $71.1 million which are being amortized over 25 years, and goodwill of $307.1 million.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited Pro Forma Condensed Combined Consolidated Statements of Income

The following Unaudited Pro Forma Condensed Combined Consolidated Statements of Income reflect the consolidated results of operations of the Company as if the acquisitions of Concord, Cashcard and First Data Hellas had occurred on January 1, 2004 and 2003. The historical financial information has been adjusted to give effect to events that are (1) directly attributed to the merger, (2) factually supportable, and (3) with respect to the income statement, expected to have a continuing impact on the combined results. Such items include additional amortization expense associated with the valuation of intangible assets.

Unaudited Pro Forma Condensed Combined Consolidated

Statements of Income

	Year ended December 31,
	2004	2003
	(in millions, except per share data)
Revenues
Transaction and processing service fees	$8,939.1	$8,430.8
Other non-transaction based revenue	245.1	301.6
Product sales and other	491.9	431.5
Reimbursable postage and other	588.8	638.2

	10,264.9	9,802.1

Expenses
Cost of services	5,284.6	5,004.5
Cost of products sold	237.3	227.5
Selling, general and administrative	1,634.6	1,504.2
Reimbursable postage and other	588.8	638.2
Other operating expenses	121.4	38.3

	7,866.7	7,412.7

Operating profit	2,398.2	2,389.4
Other income (expense), net	304.0	76.1
Interest Expense	(138.4)	(111.5)

Income before income taxes, minority interest and equity earnings in affiliates	2,563.8	2,354.0
Income taxes	692.9	640.5
Minority Interest	(114.8)	(120.7)
Equity earnings in affiliates	163.9	138.7

Net income from continuing operations	$1,920.0	$1,731.5

Earnings per share:
Basic earnings per share from continuing operations	$2.25	$1.90
Diluted earnings per share from continuing operations	$2.21	$1.87
Weighted average shares outstanding:
Basic	853.0	913.7
Diluted	867.2	927.5

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2004 Dispositions

The Company sold its 67% interest in GCA. GCA is a supplier of cash access and customer relationship marketing technologies to the gaming industry. The sale resulted in net proceeds of $435.6 million and a pretax gain of $263.8 million.

The Company divested its 64% ownership of NYCE, an electronic funds transfer network as a result of the merger with Concord. The Company completed the sale for the purchase price of $610.0 million, of which $389.6 million was the Company’s share. The Company’s financial statements reflect NYCE as a discontinued operation (see Note 19). The sale agreement contemplated potential adjustments to the sales price that became estimable in the fourth quarter 2005. The estimated adjustment to the sales price was recorded in the fourth quarter 2005 and is presented in “income (loss) from discontinued operations” on the Consolidated Statements of Income.

2003 Acquisitions

On March 24, 2003, the Company acquired TeleCash, a Germany-based seller and servicer of POS terminals and an electronic payment network operator. The purchase price allocation resulted in identifiable intangible assets of $29.7 million, which are being amortized over five to eight years, except for $8.2 million allocated to a trade name which is amortized over 25 years, and goodwill of $97.4 million.

Other acquisitions made during 2003 include:

•	the purchase of the assets of Frank Solutions Inc., a provider of interactive voice response and web response systems and professional services for state and local governments, in All Other and Corporate;

•	a 51% ownership interest in Eposs Limited (“Eposs”), a Cambridge, United Kingdom-based seller of cellular prepaid products in Europe and Asia, which is being accounted for as a consolidated subsidiary in the Payment Services segment;

•	an interest in a joint venture related to the money transfer business in the Payment Services segment;

•	the purchase of four merchant portfolios and a TeleCheck franchise in the Merchant Services segment.

The aggregate consideration paid in 2003, net of $26.3 million cash acquired, for acquisitions completed during the year ended December 31, 2003 was $130.9 million. The aggregate purchase price allocation for these acquisitions resulted in $45.2 million in identifiable intangible assets, which are being amortized over three to 10 years, except for a trade name of $8.2 million which is being amortized over 25 years, and goodwill of $133.5 million.

All of the above business combinations and asset acquisitions were accounted for as either purchases or investments in affiliates accounted for using the equity method of accounting.

The pro forma impact of all 2003 acquisitions on net income was not material.

The following table outlines the net assets acquired to the net cash paid for acquisitions (at date of acquisition) (in millions):

Year ended December 31,	2005	2004	2003
Fair value of net assets acquired	$856.9	$7,530.9	$157.2
Less non-cash consideration	—	(6,909.1)	—
Less cash acquired	(63.2)	(559.4)	(26.3)

Net cash paid for acquisitions	$793.7	$62.4	$130.9

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents changes to goodwill for the years ended December 31, 2005 and 2004 (in millions):

	Payment Services	Merchant Services	Card Issuing Services	All Other and Corporate	Totals
January 1, 2004 balance	$1,320.9	$1,874.8	$424.2	$111.1	$3,731.0
Acquisitions	40.0	3,456.6	1,343.5	—	4,840.1
Dispositions	—	(191.5)	—	—	(191.5)
Purchase price and allocation adjustments related to prior year acquisitions	45.4	(6.2)	—	(4.0)	35.2
Other adjustments	(2.0)	24.0	31.3	2.0	55.3

December 31, 2004 balance	1,404.3	5,157.7	1,799.0	109.1	8,470.1
Acquisitions	284.8	205.6	—	—	490.4
Dispositions	—	—	—	—	—
Purchase price and allocation adjustments related to prior year acquisitions	—	(30.7)	(10.0)	3.8	(36.9)
Other Adjustments	(8.7)	(47.3)	(52.4)	(29.3)	(137.7)

December 31, 2005 balance	$1,680.4	$5,285.3	$1,736.6	$83.6	$8,785.9

FDC recorded an additional $1.7 million exit liability, net of a $1.1 million accrual reversal, associated with the Concord merger in 2005. Exit liabilities of $64.8 million, and $1.2 million were recorded in 2004 and 2003, respectively. At December 31, 2005 and 2004, FDC had total remaining acquisition reserves of $49.4 million and $57.9 million, respectively.

The terms of certain of the Company’s acquisition agreements provide for additional consideration to be paid if the acquired entity’s results of operations exceed certain targeted levels or if certain other conditions are met, as well as other payments or receipts of cash related to certain events that transpired subsequent to the acquisition of certain companies. Targeted levels are generally set substantially above the historical experience of the acquired entity at the time of acquisition. Such additional consideration is paid in cash or with shares of the Company’s common stock or subsidiary equity, and is recorded when earned as additional purchase price. Additional consideration was paid totaling $60.6 million in 2005, $68.5 million in 2004, and $44.6 million in 2003. The maximum amount of remaining estimable contingent consideration consists of potential cash payments of $52.4 million, of which $44.3 million was earned and accrued at December 31, 2005. Other contingent consideration that is expected to be paid but is not reliably estimable relates to a transaction associated with an alliance in a prior period. Contingent payments related to this transaction may total as much as $100 million over the next four years.

Note 5:    Investments in Affiliates

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2004, JPMorgan Chase (part owner of the Company’s Chase Merchant Services alliance) merged with Bank One (part owner of the Company’s Paymentech alliance). In October 2005, the Company and JPMorgan Chase signed an agreement to integrate the operations of Chase Merchant Services and Paymentech, under the name of Chase Paymentech Solutions, LLC (“CPS”). The integration agreement calls for a processing contract between the Company and CPS, which is being negotiated. The processing contract will run for the duration of the alliance. Oversight will be provided through a board on which the owners will be equally represented. The alliance will continue to be accounted for under the equity method of accounting.

At December 31, 2005, there were 13 affiliates accounted for under the equity method of accounting, comprised of five merchant alliances and eight strategic investments in companies in related markets, including Western Union agents.

In December 2005, FDC sold 33% of its interest (20% of the alliance) in the PNC Merchant Services alliance and began accounting for it under the equity method of accounting retroactively back to January 1, 2005.

A summary of financial information for the merchant alliances and other affiliates accounted for under the equity method of accounting is as follows (in millions):

December 31,	2005	2004
Total assets	$5,708.4	$4,355.3
Total liabilities	4,594.3	3,160.3

Year ended December 31,	2005	2004	2003
Net operating revenues (1)	$1,827.7	$1,537.1	$1,288.5
Operating expenses (1)	1,236.0	1,052.3	867.4

Operating income	591.7	484.8	421.1

Net income	542.3	401.6	339.3

FDC share of net income	272.2	194.2	166.6
Amortization expense	35.3	30.3	27.9

FDC equity earnings	$236.9	$163.9	$138.7

(1)	Amounts for prior years have been adjusted to reflect the impact of conforming accounting policies changes resulting from the integration of the Chase Merchant Services and Paymentech alliances.

The primary components of assets and liabilities are settlement-related accounts as described in Note 6.

The formation of a merchant joint venture alliance accounted for under the equity method of accounting, generally involves the Company and/or a financial institution contributing merchant contracts to the alliance and a cash payment from one owner to the other to achieve the desired ownership percentages. The asset amounts reflected above are owned by the alliances and other equity method investees and do not include any of such payments made by the Company. The amount by which the total of the Company’s investments in its joint ventures exceeded its proportionate share of the joint ventures’ net assets totaled $597.6 million and $534.9 million at December 31, 2005 and 2004, respectively. The non-goodwill portion of this amount is considered an identifiable intangible asset that is amortized accordingly.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6:    Settlement Assets and Obligations

Settlement assets and obligations result from FDC’s processing services and associated settlement activities, including settlement of payment transactions. Settlement assets are generated principally from payment instrument sales (primarily official checks and money orders) and merchant services transactions. FDC records corresponding settlement obligations for amounts payable to merchants and for payment instruments not yet presented for settlement. The difference in the aggregate amount of such assets and liabilities is primarily due to unrealized net investment gains and losses, which are reported as OCI in stockholders’ equity. The principal components of FDC’s settlement assets and obligations are as follows (in millions):

December 31,	2005	2004
Settlement assets:
Cash and cash equivalents	$2,492.6	$2,847.6
Investment securities	12,325.1	11,797.1
Due from card associations	1,554.3	630.0
Due from selling agents	624.4	422.6

	$16,996.4	$15,697.3

Settlement obligations:
Payment instruments outstanding	$12,372.6	$11,903.5
Card settlements due to merchants	2,386.9	1,560.3
Due to selling agents	2,311.0	2,127.1

	$17,070.5	$15,590.9

Cash equivalents consist of short-term time deposits, commercial paper and other highly liquid investments. See Note 7 for information concerning the Company’s investment securities. Due from selling agents includes transactions with certain non-consolidated affiliates of $117.3 million and $105.0 million at December 31, 2005 and 2004, respectively.

FDC generates revenues from its investment of certain settlement assets, a substantial majority of which are cash equivalents and investment securities within the Company’s Payment Services business. At December 31, 2005, 100% of the Payment Services portfolio was invested in “AA” or above-rated securities. Payment Services investment portfolio balances averaged $13.7 billion in 2005, $13.0 billion in 2004 and $13.5 billion in 2003. Investment revenues (before commissions to certain selling agents and hedging gains and losses) from Payment Services portfolios totaled $457.2 million in 2005, $505.6 million in 2004, and $553.3 million in 2003 ($705.0 million, $726.8 million, and $782.4 million, respectively, on a pretax equivalent basis).

Note 7:    Investment Securities

Investment securities are a principal component of the Company’s settlement assets, and represent the investment of funds received by FDC from the sale of payment instruments (principally official checks and money orders) by authorized agents. Within settlement assets, virtually all of FDC’s investment securities are debt securities, most of which have maturities greater than one year. At December 31, 2005, 49% of these debt securities mature within five years and 79% within 10 years. Realized pretax gains from the sale of these investment securities were $0.2 million for 2005, $110.4 million for 2004 and $138.2 million for 2003. The net of tax amount of the realized gains that the Company reclassified out of OCI into investment income for the years ended December 31, 2005, 2004 and 2003 were $ 0.1 million, $71.8 million and $89.8 million, respectively. The Company uses specific identification to determine the cost of a security sold and the amount of gains and losses reclassified out of OCI. The Company received proceeds from these sales of $57.3 million, $3,533.3 million, and $3,977.3 million in 2005, 2004 and 2003, respectively.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company also maintains various other investments many of which are classified as available-for-sale and carried at fair market value of $116.9 million at December 31, 2005 and $270.9 million at December 31, 2004. Such investments are recorded in the “other assets” line item of the Consolidated Balance Sheets and include primarily state and municipal obligations, mortgage-backed securities and preferred stock as well as the Company’s investment in CheckFree Corporation common stock prior to its sale in 2004. In addition, the Company has investments in non-marketable equity securities and other investments that are carried at cost of $40.9 million and $49.5 million at December 31, 2005 and 2004, respectively, and are also recorded in the “other assets” line item of the Consolidated Balance Sheets. Realized gains and losses associated with the investments described above are recognized in the “investment gains and losses” line item of the Consolidated Statements of Income. Included in the net gains recognized in 2005 is a pretax gain of $21.4 million resulting from the sale of the Company’s investment in CheckFree, net of charges to exit the related hedging instruments. See Note 3 for additional discussion pertaining to investment gains and losses as well as the write-down of investments.

The principal components of investment securities, which are carried at fair value, are as follows (in millions):

	Cost(1)	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
December 31, 2005
State and municipal obligations	$12,315.6	$47.5	$(124.6)	$12,238.5
Mortgage-backed securities	61.5	—	(1.0)	60.5
Other securities:
Investment partnerships (2)	82.9	—	—	82.9
Cost-based investments	40.9	—	—	40.9
Equity	—	1.9	—	1.9
Preferred stock	57.8	0.7	(0.3)	58.2

Total other	181.6	2.6	(0.3)	183.9

Totals	$12,558.7	$50.1	$(125.9)	$12,482.9

December 31, 2004
State and municipal obligations	$11,575.3	$117.2	$(35.8)	$11,656.7
Mortgage-backed securities	85.3	0.1	(0.6)	84.8
Other securities:
Investment partnerships (2)	87.9	—	—	87.9
Cost-based investments	49.5	—	—	49.5
CheckFree common stock	76.5	34.5	—	111.0
Preferred stock	133.3	—	(5.7)	127.6

Total other	347.2	34.5	(5.7)	376.0

Totals	$12,007.8	$151.8	$(42.1)	$12,117.5

(1)	Represents amortized cost for debt securities.
(2)	Investments in investment partnerships are accounted for under the equity method of accounting.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2005 and 2004 (in millions):

December 31, 2005	Less than 12 months		More than 12 months		Total Fair Value	Total Unrealized Losses
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal obligations	$5,664.6	$(58.8)	$2,524.5	$(65.8)	$8,189.1	$(124.6)
Mortgage-backed securities	16.8	(0.1)	36.0	(0.9)	52.8	(1.0)
Preferred stock	—	—	14.7	(0.3)	14.7	(0.3)

December 31, 2004	Less than 12 months		More than 12 months		Total Fair Value	Total Unrealized Losses
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal obligations	$3,246.5	$(33.2)	$139.3	$(2.6)	$3,385.8	$(35.8)
Mortgage-backed securities	52.4	(0.6)	—	—	52.4	(0.6)
Preferred stock	18.0	(1.7)	39.0	(4.0)	57.0	(5.7)

As of December 31, 2005 the Company’s unrealized losses related to the following:

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

Preferred stock—The majority of the Company’s investments in preferred stock are in government sponsored mortgage entities. The unrealized losses on preferred stock result primarily from the illiquidity of such investments and a decline in interest rates and are not related to credit quality. Analysis of the unrealized losses performed during 2005 and 2004 indicated other-than-temporary impairments on a portion of the Company’s investments, resulting in impairment charges of $5.6 million and $4.1 million, respectively.

Note 8:    Nonderivative and Derivative Financial Instruments

NONDERIVATIVE FINANCIAL INSTRUMENTS

Concentration of credit risk

FDC maintains cash and cash equivalents, investment securities and certain hedging instruments (for specified purposes) with various financial institutions. The Company limits its concentration of these financial instruments with any one institution, and periodically reviews the credit standings of these institutions. FDC has a large and diverse customer base across various industries, thereby minimizing the credit risk of any one customer to FDC’s accounts receivable amounts. In addition, each of the Company’s business units perform ongoing credit evaluations on certain of their customers’ financial condition.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Fair value of financial instruments

Carrying amounts for certain of FDC’s financial instruments (cash and cash equivalents and short-term borrowings) approximate fair value due to their short maturities. Accordingly, these instruments are not presented in the following table. The following table provides the estimated fair values of certain nonderivative financial instruments and derivative financial instruments (in millions):

December 31,	2005		2004
	Carrying Value	Fair Value	Carrying Value	Fair Value
Nonderivative financial instruments:
Long-term investment securities	$12,119.6	$12,119.6	$11,771.9	$11,771.9
Long-term debt	3,962.0	3,954.3	3,703.0	3,803.4
Derivative financial instruments:
Interest rate swaps related to commissions payable, net	$(98.1)	$(98.1)	$(241.0)	$(241.0)
Interest rate swaps related to certain long-term investment securities, net	(2.5)	(2.5)	(27.0)	(27.0)
Interest rate swaps related to fixed rate debt	(71.1)	(71.1)	2.9	2.9
Foreign currency forward contracts	16.1	16.1	(33.3)	(33.3)
Costless collars used to hedge investment in certain equity securities	—	—	(13.2)	(13.2)
Foreign currency swaps related to net investments in foreign entities	(10.3)	(10.3)	(56.1)	(56.1)

The estimated fair value of nonderivative financial instruments is based primarily on market quotations whereas the estimated fair value of derivative financial instruments is based on market and/or dealer quotations. Accordingly, these estimated values may not be representative of actual values that could have been realized as of the year-end dates or that will be realized in the future.

DERIVATIVE FINANCIAL INSTRUMENTS

Accounting for Derivative Instruments and Hedging Activities

The Company utilizes certain derivative financial instruments to enhance its ability to manage risks that exist as part of its ongoing business operations. The Company recognizes all derivatives in the “other assets” and “accounts payable and other liabilities” captions in the Consolidated Balance Sheets at their fair value. The estimated fair value of the derivatives is based on market and/or dealer quotations.

The Company presently uses derivative instruments to mitigate cash flow risks with respect to forecasted transactions (commission payments) and changes in foreign currency rates (transactions denominated in foreign

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

currency). Furthermore, the Company uses derivative instruments to mitigate fair value risk related to changes in interest rates (long-term investments and fixed rate long-term debt). The Company also uses derivative instruments to protect the initial net investment in certain foreign subsidiaries and/or affiliates.

On the date the derivative instrument is entered into, the Company designates the derivative as a cash flow hedge, a fair value hedge or a hedge of a net investment depending on the asset, liability, forecasted transaction or net investment being hedged. Changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge are generally recorded in OCI and reclassified into earnings in the same period or periods the hedged transaction affects earnings. Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge are generally recorded immediately in earnings along with the corresponding change in fair value of the hedged item. Changes in the fair value of a net investment hedge are recorded in OCI.

The Company formally documents all relationships between hedging instruments and the underlying hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to forecasted transactions or fair value hedges to the related underlying instrument. The Company also formally assesses, both at inception of the hedge, and on an ongoing basis, whether the hedge is highly effective in offsetting changes in cash flows or fair value of the underlying hedged items. The Company also performs an assessment of the probability of the forecasted transaction on a periodic basis. If it is determined that a derivative is not highly effective at inception, or it ceases to be highly effective during the term of the hedge or if the forecasted transaction is no longer probable, the Company will discontinue hedge accounting prospectively for such derivative.

At December 31, 2005 and 2004, the Company had foreign currency spot and forward contracts relating to settlement activities in its money transfer business. These derivative instruments are short-term, generally less than two weeks, and mitigate the Company’s foreign currency risk relating to the receipt and payment of the notional amount of money transfers. Due to the short-term exposure, the Company does not designate such derivatives as a hedge. Accordingly, any changes in fair value are recognized immediately in the Consolidated Statements of Income. Other than these contracts, the Company does not have any derivative instruments that were not designated as and effective as a hedge at December 31, 2005 or 2004.

Risk Management Objectives and Strategies

The Company is exposed to various financial and market risks, including those related to changes in interest rates and foreign currency rates that exist as part of its ongoing business operations. The Company utilizes certain derivative financial instruments to enhance its ability to manage these risks. Derivative instruments are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company applies strict policies to manage each of these risks, including prohibition against derivatives trading, derivatives market-making or any other speculative activities.

The Company’s policy is to minimize its cash flow, fair value and net investment exposures related to adverse changes in interest rates and foreign currency exchange rates. The Company’s objective is to engage in risk management strategies that provide adequate downside protection.

CREDIT RISK

FDC does not believe that its derivative financial instruments expose it to more than a nominal amount of credit risk, as the counterparties are established, well-capitalized financial institutions with a long-term debt rating by Standard and Poor’s of “A” or “A2” and/or a short-term debt rating of “A1” or “P1” or better, unless otherwise approved by the Company’s Investment Committee. The credit risk inherent in these agreements

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

represents the possibility that a loss may occur from the nonperformance of a counterparty to the agreements. The Company performs a review at inception of the hedge, as circumstances warrant, and at least on a quarterly basis of the credit risk of these counterparties. The Company also monitors the concentration of its contracts with individual counterparties. FDC anticipates that the counterparties will be able to fully satisfy their obligations under the agreements. FDC’s exposures are in liquid currencies (primarily in U.S. dollars, euros, British pounds [“pounds”], Swiss francs and Canadian and Australian dollars) and active equity markets, so there is minimal risk that appropriate derivatives to maintain the hedging program would not be available in the future.

HEDGE OF A NET INVESTMENT IN A FOREIGN OPERATION

Periodically the Company acquires an international entity or an ownership in certain entities. In connection with such investments, the Company generally enters into net investment hedges. Net investment hedges are hedges that use derivative contracts to hedge the foreign currency exposure of a net investment in a foreign operation. The Company manages currency exposures that result from net investments in affiliates principally by funding assets denominated in local currency with debt denominated in that same currency and entering into a cross-currency swap.

A cross-currency swap involves the Company exchanging a notional amount of U.S. dollars for an equal notional amount of currency in which the investment is made at initial and final settlement. The company pays a fixed rate of interest in the currency in which the investment is made and receives a fixed rate of interest in U.S. dollars.

The aggregate notional amount of the Australian dollar cross currency swaps was 230.0 million Australian dollars at December 31, 2005 and December 31, 2004. The aggregate notional amounts of the euro cross currency swaps were 492.5 million euros at December 31, 2005 and 261.0 million euros at December 31, 2004. The aggregate notional amount of the yen cross currency swap was 375.0 million yen at December 31, 2005 and December 31, 2004. Changes in the fair value of these cross currency swaps are recognized in OCI. The Company uses the forward rate to measure the ineffectiveness of our net investment hedges. Since both the notional amount of the derivative designated as a hedge of a net investment in a foreign operation equals the portion of the net investment designated as being hedged and the derivative’s underlying relates solely to the foreign exchange rate between the functional currency of the hedged net investment and the US dollar, no hedge ineffectiveness is recognized in earnings. All changes in the fair value of these cross currency swaps are recognized in OCI. The amount the Company realized in OCI for the year ended December 31, 2005 offsetting the foreign currency translation gains was $6.7 million.

CASH FLOW HEDGES

Interest Rate Derivatives

A portion of the Company’s Payment Services business involves the payment of commissions to selling agents that are computed based on short-term interest rates. This commission payable to a selling agent is computed by multiplying the month’s average daily float (settlement obligation) for that agent by a short-term variable rate (based on three month LIBOR, one month LIBOR, three month T-Bill, or Fed Funds as is applicable to that agent). The commission rates reset following standard market convention reset frequency for each.

The Company hedges the commission payment obligation (cash flows) by entering into interest rate swap contracts in which FDC pays a fixed rate in exchange for receiving a variable cash flow from the counterparty that specifically matches the underlying index used to calculate the commission payment obligation. A majority of the commission payment obligations are based on either three month T-Bill rate or Fed Funds rate. As a result,

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the swaps generally require FDC to make a payment to the swap counterparty based on a contractually stated fixed rate in exchange for a variable payment based on the three month T-Bill rate and to a lesser extent the Fed Funds rate.

For the benchmark interest rate hedges (three month T-Bill rate), the Company relies on the critical terms matching approach to determine that the hedge is effective. Since at inception and throughout the term of the interest rate swap the critical terms match, no ineffectiveness arises. Accordingly, changes in the fair value of interest rate swaps designated as hedging instruments of the variability of cash flows associated with floating rate commission payment obligations are reported in OCI. The amounts subsequently are reclassified into the “investment income” line item of the Consolidated Statements of Income in the same period in which the commissions are paid.

In circumstances where the Company hedges commissions based on the Fed Funds rate with a spread (a non-benchmark interest rate), the Company uses the change in variable cash flows method for measuring hedge ineffectiveness on an ongoing basis (at least quarterly). The amount of ineffectiveness was immaterial at December 31, 2005 and 2004.

The aggregate notional amount of these interest rate swap agreements was $5.4 billion and $5.9 billion at December 31, 2005 and 2004, respectively. The notional amount represents the commissionable balance on which the commissions are paid, hedged by these interest rate swaps.

As of December 31, 2005, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with interest rate risk is 12 years. More than 88% of these interest rate swaps expire in seven years or less. During the year ending December 31, 2006, approximately $9 million of losses in OCI related to the interest rate swaps are expected to be reclassified into the “investment income” line item of the Consolidated Statements of Income.

Foreign Currency Derivatives

The Company’s cash flows are exposed to foreign currency risk from transactions denominated in foreign currencies, primarily the euro, British pound, Canadian dollar and the Swiss franc. The Company utilizes foreign currency forward contracts, which qualify and are designated as cash flow hedges to mitigate some of this risk. Gains and losses on the derivatives are intended to offset losses and gains on the hedged transactions (forecasted sales primarily for one year) in an effort to reduce the earnings volatility resulting from fluctuating foreign currency exchange rates.

The following table provides the aggregate notional amount of the Company’s forward sale contracts. The notional amount represents the portion of forecasted foreign currency denominated revenues hedged by forward contracts.

December 31,	2005	2004
	(in millions)
Swiss franc	18.2	—
Euro	243.0	219.7
British pound	27.7	26.7
Canadian dollar	50.7	48.6

Since the critical terms of the forward contracts and the hedged transactions are the same, the amount of ineffectiveness relating to these cash flow hedges is immaterial. Changes in the fair value of the forward contracts designated as hedging instruments of the variability of cash flows associated with foreign currency risk are reported in OCI. These amounts subsequently are reclassified into revenue or expense in the same period in

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

which the foreign currency transaction occurs. As of December 31, 2005, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with foreign currency risk is five years for revenues, although over 97% of the aggregate notional amount expires within one year. During the year ending December 31, 2006, approximately $15.7 million of losses in OCI related to the options and forward contracts are expected to be reclassified into the “transaction and processing service fees” line item of the Consolidated Statements of Income.

Other Cash Flow Hedges

During 2005, the Company sold its investment in CheckFree Corporation common stock. The Company previously entered into costless collars to hedge the anticipated future cash flows related to a portion of this investment. Based upon the Company’s intent to sell the underlying shares upon the maturities of the collars, the collars qualified, and were designated, as cash flow hedges. Since the critical terms of the costless collars matched the critical terms of the investment, any mark-to-market changes in the underlying shares were recorded as an adjustment to OCI. A costless collar involves the sale of a call option on a specified number of shares in the investment combined with the purchase of a put option on the same number of shares.

The fair value of the underlying shares subject to the costless collars was $111.0 million as compared with the aggregate put value of $78.3 million at December 31, 2004. Upon the sale of the Company’s investment in CheckFree Corporation, the costless collars were terminated and all amounts recorded in OCI were recognized in the “investment gains and losses” line item of the Consolidated Statements of Income.

FAIR VALUE HEDGES

Interest Rate Swaps

From time to time, the Company enters into certain interest rate swap agreements to hedge the exposure of changes in fair value resulting from certain fixed rate debt. Under these agreements, the Company exchanges fixed rate interest payments to floating rate interest payments on certain of its debt. Since the critical terms of the interest rate swap match the critical terms of the hedged item (debt) changes in the fair value of the interest rate swap will offset changes in the fair value of the debt. Accordingly, there is no ineffectiveness related to these interest rate swaps. The aggregate notional amount of these interest rate swaps was $3.2 billion and $2.4 billion at December 31, 2005 and 2004, respectively.

During 2005 and 2004, the Company entered into certain interest rate swap agreements to hedge the exposure of changes in fair value related to a portion of its long-term portfolio investments. The portfolio supports the outstanding payment instruments. The Company categorizes these investments as available for sale and has from time to time sold certain of these investments. Therefore, the Company is exposed to changes in the fair value of the investments as a result of changes in interest rates, which is the specific risk being hedged using benchmark interest rates. Changes in the fair value of the interest rate swaps will offset changes in the fair value of the investments. Accordingly, there is no ineffectiveness related to these interest rate swaps. The aggregate notional amount of these interest rate swaps was $2.2 billion and $1.4 billion at December 31, 2005 and 2004, respectively.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated Derivative Gains or Losses

The following table summarizes activity in other comprehensive income for the years ended December 31, 2005 and 2004, related to derivative instruments classified as cash flow hedges held by the Company (in millions):

	2005	2004
Accumulated loss included in other comprehensive income at January 1	$(193.3)	$(209.3)
Less: Reclassifications into earnings from other comprehensive income	61.2	124.7

	(132.1)	(84.6)
Changes in fair value of derivatives—gain (loss)	82.0	(108.7)

Accumulated loss included in other comprehensive income at December 31	$(50.1)	$(193.3)

Note 9:    Income Taxes

Year ended December 31,	2005	2004	2003
	(in millions)
Components of pretax income before discontinued operations and certain minority interest adjustments:
Domestic	$1,604.9	$2,144.4	$1,737.9
Foreign	537.9	398.2	120.0

	$2,142.8	$2,542.6	$1,857.9

Provision for income taxes before discontinued operations and certain minority interest adjustments:
Federal	$423.0	$533.8	$386.5
State and local	60.8	80.2	54.2
Foreign	59.1	60.7	23.2

	$542.9	$674.7	$463.9

The Company’s effective tax rates from continuing operations differ from statutory rates as follows:

Year ended December 31,	2005	2004	2003
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.8	2.0	1.9
Foreign rate differential	(4.1)	(2.3)	(0.7)
Interest earned on municipal investments	(7.2)	(5.3)	(7.5)
Tax credits	(0.4)	(0.7)	(0.6)
Dividend exclusion	(0.6)	(0.4)	(0.5)
Prior year statute expiration	(0.8)	(1.9)	(2.2)
Valuation allowances	0.7	—	—
Other	0.9	0.1	(0.4)

Effective tax rate	25.3%	26.5%	25.0%

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FDC’s income tax provisions consist of the following components (in millions):

Year ended December 31,	2005	2004	2003
Current
Federal	$442.9	$556.2	$286.3
State and local	60.9	84.5	43.5
Foreign	61.2	58.7	16.5

	565.0	699.4	346.3
Deferred
Federal	(19.9)	(22.4)	100.2
State and local	(0.1)	(4.3)	10.7
Foreign	(2.1)	2.0	6.7

	(22.1)	(24.7)	117.6

	$542.9	$674.7	$463.9

Income tax payments of $581.0 million in 2005 are more than current expense primarily due to tax payments related to prior year tax liability and 2005 overpayment. Income tax payments of $601.0 million in 2004 are less than current expense primarily due to increased tax benefits associated with the exercise of stock options recorded directly to goodwill and equity for 2004 and an overpayment of 2003 tax applied to the 2004 tax liability. Income tax payments of $416.0 million in 2003 are more than current expense primarily due to tax payments related to the prior year tax liability and 2003 overpayment.

Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the book and tax bases of the Company’s assets and liabilities. Net deferred tax liabilities are included in “accounts payable and other liabilities” in FDC’s Consolidated Balance Sheet. The following table outlines the principal components of deferred tax items (in millions):

December 31,	2005	2004
Deferred tax assets related to:
Reserves and other accrued expenses	$27.9	$47.3
Pension obligations	58.4	72.9
Employee related liabilities	88.6	61.3
Deferred revenues	3.1	2.0
Unrealized hedging and investments, net	59.7	55.7

Total deferred tax assets	237.7	239.2

Valuation allowance	(14.7)	—

Realizable deferred tax assets	223.0	239.2

Deferred tax liabilities related to:
Property, equipment and intangibles	(827.2)	(872.0)
Sale/exchange of equity interest in affiliates	(97.4)	(124.2)
Net undistributed earnings	(43.5)	(7.0)
Foreign exchange gain/loss	(17.6)	(57.4)

Total deferred tax liabilities	(985.7)	(1,060.6)

Net deferred tax liabilities	$(762.7)	$(821.4)

As of December 31, 2005, the Company had aggregate federal net operating loss carryforwards of approximately $46 million. If not utilized, these carryforwards will expire in years 2007 through 2025. Net operating loss carryforwards are included within reserves and other accrued expenses in the above table.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005, the Company had aggregate foreign net operating loss carryforwards of approximately $69 million. Foreign net operating loss carryforwards of $52 million, if not utilized, will expire in years 2007 through 2015. The remaining foreign net operating loss carryforwards of $17 million have an indefinite life.

As of December 31, 2005, the Company had aggregate state net operating loss carryforwards of approximately $106 million. If not utilized, these carryforwards will expire in years 2006 through 2025.

At December 31, 2005, no provision had been made for U.S. federal and state income taxes on approximately $647.7 million of foreign earnings, which are expected to be reinvested indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. tax liability is not practicable because of the complexities associated with its hypothetical calculation.

To address certain tax aspects of a 2003 legal restructuring of Western Union’s international operations, the Company initiated discussions with the Internal Revenue Service (“IRS”) pursuant to the IRS’s Advance Pricing Agreement (“APA”) Program. If an APA is successfully negotiated, the Company generally will avoid further examination, during the term of the APA, of the transfer pricing methods applicable to, and valuations of, the covered transactions. The Company continues to negotiate with the IRS in the APA process, and while it is hopeful of reaching resolution through the process, there can be no assurances that the APA negotiations will be resolved in a manner acceptable to the Company. If not so resolved, the matter would then likely proceed to other forums within the IRS. The amount of accounting and tax benefit resulting from the legal restructuring, as recorded in the Company’s financial statements, is included in the “Foreign rate differential” above. Any differences from the Company’s positions as recorded in its financial statements upon resolution of these issues will be reflected as a part of the income tax expense in the period during which the resolution occurs.

Note 10:    Borrowings

December 31,	2005	2004
	(in millions)
Short-Term Borrowings:
Commercial paper	$699.3	$664.8
Capital lease obligations	39.3	38.6
Other short-term debt	6.4	—
6.75% Notes due 2005	—	199.9
4.70% Notes due 2006	649.4	—
Long-Term Debt:
Medium-term notes	349.0	348.7
5.625% Notes due 2011	646.5	645.9
4.70% Notes due 2006	—	648.6
3.375% Notes due 2008	499.2	498.9
4.70% Notes due 2013	498.6	498.4
3.90% Notes due 2009	449.5	449.3
4.85% Notes due 2014	549.9	549.9
4.50% Notes due 2010	549.7	—
4.95% Notes due 2015	449.6	—
Capital lease obligations	34.0	51.7
Other long-term debt	7.1	8.7
Adjustments to carrying value for mark-to-market of interest rate swaps	(71.1)	2.9

	$5,356.4	$4,606.3

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s commercial paper borrowings during the years ended December 31, 2005 and 2004 had weighted-average interest rates of 4.2% and 2.3%, respectively.

At December 31, 2005 the Company’s commercial paper program was $1.5 billion supported by a $1.5 billion revolving credit facility, which expires on October 24, 2010. The revolving credit facility increased from $1.1 billion in October 2005. As of December 31, 2005, the Company had $699.3 million in commercial paper borrowings outstanding under the program. Interest rates for borrowings under the facility are based on market rates. The facility contains customary covenants, which are not expected to significantly affect FDC’s operations. At December 31, 2005, the Company was in compliance with all of these covenants.

In July 2005, the Company’s $200.0 million 6.75% medium-term note reached maturity and the Company repaid the principle balance.

On May 26, 2005, the Company issued $550 million of 4.50% senior notes due June 15, 2010 and $450 million of 4.95% senior notes due June 15, 2015. The Company received net proceeds of $547.9 million and $447.7 million from these issuances, respectively, which were used to repay outstanding commercial paper. In conjunction with the debt offering, the Company entered into one five-year and two 10-year interest rate swaps with notional amounts totaling $550 million and $450 million, respectively, to receive interest at the coupon rate of the debt and to pay interest at a variable rate equal to LIBOR plus 0.2035% and 0.392%, respectively. The weighted-average interest rate on the five and 10-year notes on December 31, 2005 was 4.786% and 4.943%, respectively. Interest on the notes, which are public debt offerings, is payable semi-annually in arrears. The notes do not have sinking fund obligations.

On November 12, 2004 the Company filed a $2 billion shelf registration of which $1 billion was fully available at December 31, 2005.

On September 16, 2004, the Company issued $450 million of 3.90% senior notes due October 1, 2009 and $550 million of 4.85% senior notes due October 1, 2014. The Company received net proceeds of $447.8 million and $547.6 million from these issuances, respectively, which were used to repay outstanding commercial paper and for general corporate purposes. In conjunction with the debt offering, the Company entered into two five-year and one 10-year interest rate swaps with notional amounts totaling $450 million and $550 million, respectively, to receive interest at the coupon rate of the debt and to pay interest at a variable rate equal to LIBOR plus 0.0875% and 0.2500%, respectively. The Company expects the change in the fair value of the interest rate swaps to offset changes in the fair value of the fixed rate debt due to market interest rate changes. The weighted-average interest rate on the five and 10-year notes on December 31, 2005 was 4.251% and 4.350%, respectively. Interest on the notes, which are public debt offerings, is payable semi-annually in arrears. The notes do not have sinking fund obligations.

On July 30, 2003, the Company issued $500 million of 3.375% senior notes due August 1, 2008 and $500 million of 4.70% senior notes due August 1, 2013. The Company received net proceeds of $992.6 million from these issuances, which were used to repay a portion of outstanding commercial paper, repurchase the Company’s common stock and for general corporate purposes. Interest on the notes, which are public debt offerings, is payable semi-annually in arrears. The notes do not have sinking fund obligations. In conjunction with the debt offering, the Company entered into five and 10-year interest rate swaps with notional amounts of $250 million each to receive interest at the coupon rate of the debt and to pay interest at a variable rate equal to LIBOR plus 0.03% and 0.20%, respectively. The Company expects the change in the fair value of the interest rate swaps to offset changes in the fair value of the fixed rate debt due to market interest rate changes. The weighted average interest rate on the five and 10-year notes on December 31, 2005 was 3.968% and 4.662%, respectively.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Aggregate annual maturities of long-term debt are $275.4 million in 2007, $606.6 million in 2008, $454.2 million in 2009, $549.9 million in 2010 and $2,147.0 million in all periods thereafter.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11:    Supplemental Balance Sheet and Cash Flow Information

Supplemental Balance Sheet Information

December 31,	2005	2004
	(in millions)
Accounts receivable:
Customers	$1,691.1	$1,575.6
Unconsolidated merchant alliances	88.7	71.7
Interest and other receivables	205.1	205.1

	1,984.9	1,852.4
Less allowance for doubtful accounts	(48.4)	(48.0)

	$1,936.5	$1,804.4

Property and equipment:
Land	$83.7	$81.0
Buildings	355.8	359.5
Leasehold improvements	173.9	169.2
Equipment and furniture	1,948.9	1,942.2
Equipment under capital lease	99.3	84.9

	2,661.6	2,636.8
Less accumulated depreciation	(1,801.9)	(1,782.0)

	$859.7	$854.8

Other assets:
Investments	$157.8	$320.4
Regulatory and escrowed cash	190.4	598.4
Derivative financial instruments	109.8	64.2
Prepaid expenses	174.0	135.4
Inventory	101.8	98.0
Other	86.1	82.3

	$819.9	$1,298.7

Accounts payable and other liabilities:
Accounts payable and accrued expenses	$1,085.0	$982.3
Compensation and benefit liabilities	263.3	360.9
Pension obligations	163.4	205.3
Accrued costs of businesses acquired (including deferred acquisition consideration)	85.3	96.6
Income taxes payable	99.5	200.8
Deferred income taxes	762.7	821.4
Minority interest	79.7	68.4
Derivative financial instruments	275.7	431.9
Other liabilities	550.0	467.9

	$3,364.6	$3,635.5

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Cash Flow Information

Supplemental cash flow information for the years ended December 31, 2005, 2004 and 2003 is summarized as follows (in millions):

Year ended December 31,	2005	2004	2003
Income taxes paid	$581.0	$601.0	$416.0
Interest paid	219.7	129.0	104.5

See Note 15 for information concerning the Company’s restricted stock awards.

Significant non-cash transactions during 2004 also included the issuance of 169.8 million shares of FDC common stock to the Concord shareholders and the conversion of outstanding Concord options to options to purchase 20.5 million shares of FDC common stock as consideration in the merger.

The Company called the $542 million CODES on March 3, 2004. The Company issued 4.5 million common shares to certain of the bondholders who elected shares versus a cash payment.

Other significant non-cash transactions during 2003 included a $16.7 million convertible debenture that was converted into 0.91 million shares of common stock, as well as the exercise of a customer’s 1996 warrant to purchase 4.0 million shares, which resulted in the Company issuing 0.6 million shares under a cashless exercise provision for the incremental fair value between the exercise price and the market price.

Note 12:    Related Party Transactions

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Affiliates

As of December 31, 2005 and 2004 the Company had an ownership interest in five international Western Union agents, which are accounted for under the equity method of accounting. As of December 31, 2003 the Company had an ownership interest in three international Western Union agents. The Company pays these agents, as it does its other agents, commissions for money transfer and other services they provide on Western Union’s behalf. These commissions are negotiated at arm’s-length. Commissions paid to these agents from the date of investment for the years ended December 31, 2005, 2004 and 2003 totaled $178.4 million, $102.2 million, and $68.8 million, respectively.

Transactions and Balances Involving Directors and Company Executives

Mr. Robinson, a director of the Company, and members of his family have equity interests in RRE Investors, L.P.; RRE Investors Fund, L.P.; RRE Ventures II, L.P.; RRE Ventures Fund II, L.P.; RRE Ventures III-A, L.P.; RRE Ventures III, L.P.; RRE Ventures Fund III, L.P.; and RRE Advisors, LLC. Prior to authorizing the transactions as described below, Mr. Robinson’s interests in the transactions were disclosed to and reviewed by the Board or the Oversight Committee of the Board.

Between 1996 and 2001 the Company committed to invest a total of $9 million to the above noted RRE companies and as of December 31, 2005 such commitments were substantially fully funded except for commitments to RRE Ventures III, L.P. which is more than 60% funded. The Company is required to pay annual management fees to several of those entities ranging from 2% to 2.5% of the actively managed capital as well as its pro rata share of certain expenses. During 2005 the Company incurred management fees of less than $200,000.

In 2003 and 2004, the Company invested a total of $7.6 million in two entities in which RRE companies also invested in and have non-controlling ownership interests. In 2005 the Company sold assets for $1.5 million to an entity in which Mr. Robinson is a director and RRE entities hold a minority interest.

Mr. Kiphart, a director of the Company, is the manager of the corporate finance department and a principal at William Blair & Company, L.L.C. Prior to the acquisition of Vigo Remittance Corp. by the Company in October 2005, Vigo hired William Blair to advise it in connection with its consideration of the proposed acquisition and to provide a fairness opinion in connection with the acquisition. Vigo paid William Blair a fee of $2.8 million upon completion of the acquisition, which included reimbursing William Blair for all of its out of pocket expenses (including fees and expenses of its counsel) reasonably incurred by it in connection with its services, and will indemnify William Blair against potential liabilities arising out of its engagement.

Prior to the merger of Concord EFS, Inc. into a subsidiary of the Company and his becoming a director of the Company on March 1, 2004, Richard P. Kiphart was the non-executive chairman of the board of directors of Concord as well as the manager of the corporate finance department and a principal at William Blair & Company, L.L.C. Concord hired William Blair to advise it in connection with its consideration of the proposed merger and to provide a fairness opinion in connection with the merger. Pursuant to a letter agreement dated February 20, 2003, Concord paid William Blair a fee of $1.5 million upon the delivery of its opinion, dated April 1, 2003, as to the fairness, from a financial point of view, of the exchange ratio in the original merger agreement. Under the terms of the agreement, William Blair received an additional fee of $9.5 million upon the completion of the merger on February 26, 2004. In addition, Concord reimbursed William Blair for all of its out-of-pocket expenses (including fees and expenses of its counsel) reasonably incurred by it in connection with its services and will indemnify William Blair against potential liabilities arising out of its engagement.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13:    Commitments and Contingencies

The Company leases certain of its facilities and equipment under operating lease agreements, substantially all of which contain renewal options and escalation provisions. Total rent expense for operating leases was $111.7 million in 2005, $127.8 million in 2004, and $134.8 million in 2003.

Future minimum aggregate rental commitments at December 31, 2005 under all noncancelable leases, net of sublease income, were $288.1 million and are due in the following years: $83.6 million for 2006, $65.5 million for 2007, $48.2 million for 2008, $31.0 million for 2009, $18.8 million for 2010, and $41.0 million thereafter.

The sublease income is earned from leased space, which FDC concurrently subleases to its customers with comparable time periods. Certain future lease rental income exceeds lease payments, and was excluded from the rental commitment amounts above. At December 31, 2005, these amounts totaled $4.8 million in FDC obligations. The Company has guaranteed residual values aggregating $191.9 million related to synthetic operating leases.

In addition, the Company has certain guarantees imbedded in leases and other agreements wherein the Company is required to relieve the counterparty in the event of changes in the tax code or rates. The Company believes the fair value of such guarantees is insignificant due to the likelihood and extent of the potential changes.

The Company has $64.1 million in outstanding letters of credit at December 31, 2005, the majority of which expire in 2006, with a one-year renewal option. The letters of credit are held in connection with certain business combinations, lease arrangements, bankcard association agreements and agent settlement agreements. The Company expects to renew the letters of credit prior to expiration.

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

On November 5, 2002, the Company and two of its subsidiaries filed counterclaims in the Visa Action. In the counterclaim, the Company alleged that Visa International and Visa U.S.A., Inc. (collectively “Visa”), abused their market power to prevent the Company from internally processing Visa credit card transactions outside of the Visa network through private arrangements. The Company also alleged that Visa barred the Company and its customers from using private arrangements to bypass the Visa network, required the Company’s customers to pay for Visa’s network services regardless of whether the customers use those services, used its fee structure to raise the costs of rivals and potential rivals, imposed unreasonable conditions on rivals’ access to its network and deterred and prevented its members from using more efficient providers of network services such as the Company. Based on this and other conduct, the counterclaim asserts claims of monopolization, attempt to monopolize, tying, unfair competition, violations of the Cartwright Act, defamation, trade libel, interference with prospective economic advantage, and breach of contract. The Company seeks trebled and punitive damages, attorneys’ fees and costs, restitution and disgorgement, and injunctive relief. The Company believes that it has complied with all of its obligations to Visa and that the allegations in its counterclaim are well founded. On

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 16, 2005, the Court denied Visa’s summary judgment motion seeking to establish as a matter of law that Visa is a single entity. On December 9, 2005 the Court heard arguments on additional motions for summary judgment filed by Visa and the Company. The Company intends to vigorously defend the action and to pursue its counterclaims.

A number of complaints against Concord and its directors containing essentially identical allegations were consolidated on November 20, 2002 under the caption In re Concord EFS, Inc. Securities Litigation in the United States District Court for the Western District of Tennessee. The lead plaintiffs filed a Consolidated Amended Complaint on or about February 17, 2003, in which they alleged, among other items, that Concord’s financial statements were materially misleading because they failed to disclose “related party transactions” with H&F Card Services, Inc. (“H&F”). The Consolidated Amended Complaint sought class certification, an unspecified amount of compensatory damages, including interest thereon, attorney fees and other costs and expenses on behalf of the plaintiffs and members of the putative class, and other relief the Court deemed just and proper. On October 21, 2005, the United States District Court for the Western District of Tennessee gave final approval of a settlement providing $13.3 million to the plaintiffs, of which approximately $13.0 million will be paid by Concord’s insurers with the balance paid by Concord.

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On July 2, 2004, Pamela Brennan, Terry Crayton, and Darla Martinez filed a class action complaint on behalf of themselves and all others similarly situated in the United States District Court for the Northern District of California against the Company, its subsidiary Concord EFS, Inc., and various financial institutions (“Brennan”). Plaintiffs claim that the defendants violated antitrust laws by conspiring to artificially inflate foreign ATM fees that were ultimately charged to ATM cardholders. Plaintiffs seek a declaratory judgment, injunctive relief, compensatory damages, attorneys’ fees, costs and such other relief as the nature of the case may require or as may seem just and proper to the court. Five similar suits were filed and served in July, August and October 2004, two in the Central District of California (Los Angeles), two in the Southern District of New York, and one in the Western District of Washington (Seattle). The plaintiffs sought to have all of the cases consolidated by the Multi District Litigation panel. That request was denied by the panel on December 16, 2004 and all cases were transferred to the Northern District Court of California and assigned to a single judge. All cases other than Brennan were stayed.

In Brennan, on May 4, 2005, the Court ruled on Defendants’ Motion to Dismiss and Motion for Judgment on the Pleadings. The Court did not dismiss the complaint, except for a technical dismissal of the claims against First Data Corporation, Bank One Corporation and JPMorgan Chase. On May 25, 2005, the plaintiffs filed an amended complaint which clarified the basis for alleging that the holding companies First Data Corporation, Bank One Corporation and JPMorgan Chase were liable. On July 21, 2005, Concord filed a motion for summary judgment seeking to foreclose claims arising after February 1, 2001—the date that Concord acquired the STAR network. On August 22, 2005, the Court also consolidated all of the ATM interchange cases pending against the defendants in Brennan which will now be referred to collectively as the “ATM Fee Antitrust Litigation.” On December 8, 2005, the judge assigned to the case recused himself and all deadlines previously set were vacated. Concord’s motion for summary judgment has been scheduled for hearing on March 14, 2006. The court has also set a status conference for May 3, 2006. The Company intends to vigorously defend the action and an estimate of possible losses, if any, cannot be made at this time.

In connection with the formation of the FDGS partnership in November 2000, the Company agreed to contribute up to $100 million to FDGS in the event that its contract was renewed on terms materially worse than the contract in effect at the time of formation, and have a material adverse effect on the business of FDGS, subject to certain limitations. During the third quarter 2005 FDGS extended its contract with Bank of America, and in the fourth quarter 2005, the Company agreed to contribute $35 million to FDGS, its 75% owned subsidiary which the parties agree satisfies the initially agreed-to contribution requirement related to that contract renewal. The contribution resulted in a reduction in equity of approximately $9 million.

Note 14:    Stockholders’ Equity

Dividends

In February 2005, the Company increased its quarterly divided for common stockholders of record as of April 1, 2005 to $0.06 per common share from $0.02 per common share. The Company’s Articles of Incorporation authorizes 10.0 million shares of preferred stock, none of which are issued. Cash dividends of $184.9 million, $67.4 million and $58.7 million were declared for the years ended December 31, 2005, 2004 and 2003, respectively.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Comprehensive Income

The income tax effects allocated to and the cumulative balance of each component of other comprehensive income are as follows (in millions):

	Beginning Balance	Pretax Gain (Loss) Amount	Tax (Benefit) Expense	Net-of- Tax Amount	Ending Balance
December 31, 2005
Unrealized gains (losses) on investments	$71.4	$(185.5)	$(64.9)	$(120.6)	$(49.2)
Unrealized gains (losses) on hedging activities	(193.3)	204.1	60.9	143.2	(50.1)
Currency translation adjustment	108.7	(117.3)	(39.8)	(77.5)	31.2
Minimum pension liability	(163.6)	33.9	11.9	22.0	(141.6)

	$(176.8)	$(64.8)	$(31.9)	$(32.9)	$(209.7)

December 31, 2004
Unrealized gains (losses) on investments	$179.3	$(166.7)	$(58.8)	$(107.9)	$71.4
Unrealized gains (losses) on hedging activities	(209.3)	35.2	19.2	16.0	(193.3)
Currency translation adjustment	61.4	71.7	24.4	47.3	108.7
Minimum pension liability	(131.6)	(49.5)	(17.5)	(32.0)	(163.6)

	$(100.2)	$(109.3)	$(32.7)	$(76.6)	$(176.8)

December 31, 2003
Unrealized gains (losses) on investments	$215.4	$(55.5)	$(19.4)	$(36.1)	$179.3
Unrealized gains (losses) on hedging activities	(281.6)	111.2	38.9	72.3	(209.3)
Currency translation adjustment	(26.5)	135.2	47.3	87.9	61.4
Minimum pension liability	(104.9)	(41.1)	(14.4)	(26.7)	(131.6)

	$(197.6)	$149.8	$52.4	$97.4	$(100.2)

Other Stockholders’ Equity Transactions

In 2005, the Company awarded 550,000 shares of restricted stock to executive officers. A total of 120,000 shares related to this issuance were forfeited and the associated amortization expense was reversed.

In 2004, FDC issued 169.8 million shares of FDC common stock to the Concord shareholders and converted outstanding Concord options to options to purchase 20.5 million shares of FDC common stock as consideration in the merger. Additionally, the Company awarded 460,000 shares of restricted stock to executive officers. A total of 50,000 shares related to this issuance were forfeited and the associated amortization expense was reversed during 2005. No shares were forfeited in 2004.

The Company called the $542 million CODES on March 3, 2004. Bondholders had the option of taking cash or common stock of which $358.3 million was redeemed at face value for cash and 4.5 million shares were issued.

In February 2003, an FDGS subsidiary issued 510,425 shares of subsidiary stock to a third party in exchange for relinquishing claims to intellectual property.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents stock repurchase programs authorized by the Board of Directors from 2002 through 2005, disclosing total shares purchased under each program and the associated cost during the three year periods ended December 31, 2005 (in millions):

	Year Ended December 31,
	2005		2004		2003
	Treasury Shares	Cost	Treasury Shares	Cost	Treasury Shares	Cost
Share repurchase programs:
$500 million, authorized May 2002	—	—	—	—	11.5	$461.9
$1.145 billion, authorized May 2003	—	—	3.4	$145.8	25.3	999.5
$1.0 billion, authorized February 2004	—	—	23.3	1,000.3	—	—
$2.0 billion, authorized May 2004	—	—	47.4	2,000.6	—	—
$1.5 billion, authorized October 2004	22.2	$905.8	14.1	594.7	—	—
$2.0 billion, authorized February 2005	20.2	807.8	—	—	—	—

	42.4	$1,713.6	88.2	$3,741.4	36.8	$1,461.4
Treasury stock purchases related to employee benefit plans	11.3	461.4	18.0	776.3	9.7	363.6

Total stock repurchases	53.7	$2,175.0	106.2	$4,517.7	46.5	$1,825.0

At December 31, 2005, the Company had $1.2 billion remaining under board authorized stock repurchase programs. The difference between the cost of shares repurchased noted in the table above and the amount reflected in the Consolidated Statements of Cash Flows is due to timing of trade settlements.

The Company has available an outstanding shelf registration facility providing for the issuance of approximately 10 million shares of the Company’s common stock in connection with certain types of acquisitions.

Common Stock Warrants

Upon the formation of FDGS in 2000, the Company issued a warrant to iFormation Group to purchase 3.5 million shares of FDC common stock at a price of $40.03 per share. The warrant was exercisable as of November 15, 2004 and expires November 15, 2006. As of December 31, 2005 the warrant had not been exercised.

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

Note 15:    Stock Compensation Plans

FDC has a plan that provides for the granting of stock options to employees and other key individuals who perform services for the Company. A total of 237.8 million shares of common stock have been reserved for

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

issuance under the plan and a total of 44.8 million shares remain available for future grant. The options have been issued at a price equivalent to or in excess of the common stock’s fair market value at the date of grant, generally have 10 year terms and become exercisable in three or four equal annual increments beginning 12 months after the date of grant.

In December 2005, the Company accelerated vesting of all outstanding unvested stock options granted by the Company to its officers and employees under the Company’s 2002 Long-Term Incentive Plan. The decision to accelerate the vesting of these stock options was made primarily to reduce share-based compensation expense that otherwise likely would be recorded in future periods following the Company’s adoption of SFAS 123R effective January 1, 2006. The Company must recognize compensation expense related to any awards, outside of the 2002 Long-Term Incentive Plan, that are not fully vested as of the effective date, as well as any options granted after January 1, 2006.

In 2005, the Company awarded 550,000 shares of restricted stock to executive officers. Generally, the stock awards vest, if the executive officers are still employed by the Company at the time, at 25% per year on the anniversary date of the grant. Vesting may be accelerated pursuant to the terms of the 2002 Long-Term Incentive Plan. The fair value of the 2005 grant of $21.2 million was recorded based on the market value of the shares on the date of grant and is being amortized over four years. Upon retiring from the Company in 2005, Mr. Fote’s, the former Chief Executive Officer, 2005 stock award was accelerated and all associated unamortized expense was recognized.

In February 2004, the Company awarded 460,000 shares of restricted stock to executive officers. The stock awards vest if the executive officers are still employed by the Company at the time, on the earlier of (i) February 25, 2009 or (ii) at any time after February 25, 2007 if on each trading day during the previous 30-day period the highest intra-day trading price of the Company’s common stock on the New York Stock Exchange is equal to or greater than $70.00 per share. Vesting may be accelerated pursuant to the terms of the 2002 Long-Term Incentive Plan. The fair value of the 2004 grant of $18.8 million was recorded based on the market value of the shares on the date of grant and is being amortized over five years. As noted above, the vesting of Mr. Fote’s 2004 stock awards was also accelerated and all associated unamortized expense was recognized.

Through December 31, 2005, 120,000 and 50,000 of the 2005 and 2004 restricted stock awards, respectively, had been forfeited or cancelled resulting in the reversal of the associated amortization expense.

In October 1996, the Company instituted an employee stock purchase plan for which a total of 24.0 million shares have been reserved for issuance, of which 7.0 million shares remain available for future purchase. Monies accumulated through payroll deductions elected by eligible employees are used to make quarterly purchases of FDC common stock at a 15% discount from the lower of the market price at the beginning or end of the quarter.

FDGS and its four subsidiaries, SurePay, FDGS L.P. (“FDGS L.P” formerly govONE), First Data Mobile Payments Limited and Taxware, instituted long-term incentive plans that provide for the granting of partnership interests to employees and other key individuals. During 2003, SurePay ceased operations and all outstanding options were cancelled. The options were issued at a price equivalent to the fair market value of the interests at the date of grant, generally have 10-year terms and become exercisable over a three or four-year vesting period. The following options were outstanding at December 31, 2005 under the plans related to FDGS, FDGS L.P., First Data Mobile Payments Limited and Taxware: 0.2 million, 0.8 million, 0.1 million and 1.6 million, respectively. There were no option grants during the years ended December 31, 2005 and 2004. The weighted-average exercise price under the plans related to FDGS, FDGS L.P., First Data Mobile Payments Limited and Taxware was $4, $3, $5 and $1, respectively. In 2001, FDGS loaned $20.1 million to three employees in connection with the exercise of options to purchase five million FDGS partnership interests. Upon three employees exercising

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

their rights to have the Company repurchase their shares, two of these loans were satisfied in March 2004 and the other in December 2005. See Note 3 for additional discussion. On December 31, 2005 vesting of all shares was accelerated.

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. SFAS 123R requires all share-based payments to employees to be recognized in the income statement based on their grant date fair values over the corresponding service period and also requires an estimation of forfeitures when calculating compensation expense. The Company adopted SFAS 123R following the modified prospective method effective January 1, 2006.

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

The impact of applying SFAS 123R requirements for accelerated expense recognition noted above compared to the Company’s current methodology of expensing over the stated vesting period would have impacted pro forma SFAS 123 compensation expense, net of tax, by a $14.7 million benefit for 2005, and a $10.0 million and $4.9 million additional expense for 2004 and 2003, respectively.

Pro forma information regarding net income and EPS is required by SFAS 123, assuming the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of SFAS 123.

The compensation cost recognized in income, net of tax, for stock-based employee compensation awards (including a charge related to accelerated vesting of stock options and grants of restricted stock awards) was $13.6 million, $2.0 million and $0 in 2005, 2004 and 2003, respectively. Refer to Note 1 for the proforma net income and EPS impact of stock-based employee compensation awards. The fair value for FDC options and employee stock purchase plan rights was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	2005	2004	2003
FDC:
Weighted average risk-free interest rate	4.14%	3.25%	2.95%
Dividend yield	0.58%	0.20%	0.22%
Volatility	32.7%	30.5%	37.0%
Expected option life	6 years	5 years	5 years
Expected employee stock purchase right life (in years)	0.25	0.25	0.25

	2005	2004	2003
Weighted-average fair value:
FDC options granted	$15	$13	$13
FDC employee stock purchase rights	8	8	7

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of FDC stock option activity is as follows (options in millions):

	2005		2004		2003
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at January 1	80.8	$35	60.1	$30	59.2	$28
Granted	4.4	41	22.0	40	10.8	35
Issued in the Concord merger	—	—	20.5	36	—	—
Exercised	(10.3)	25	(17.1)	25	(6.9)	21
Cancelled	(4.1)	45	(4.7)	43	(3.0)	35

Outstanding at December 31	70.8	36	80.8	35	60.1	30

Options exercisable at year-end	64.7	$35	43.5	$31	29.8	$24

The following summarizes information about FDC stock options outstanding at December 31, 2005 (options in millions):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$11.86 to $20.59	7.5	2 years	$17	7.4	$17
$20.66 to $27.48	7.8	4 years	23	7.8	23
$28.07 to $34.37	14.7	6 years	32	14.1	32
$34.70 to $41.87	35.6	7 years	40	30.7	40
$42.20 to $91.37	5.2	7 years	64	4.7	66

	70.8	6 years	$36	64.7	$35

Options with an exercise price greater than $45.46 included in the $42.20 to $91.37 range represent a portion of the options issued to the former Concord employees upon consummation of the merger.

Note 16:    Employee Benefit Plans

Defined Contribution Plans

FDC and certain of its subsidiaries maintain defined contribution savings plans covering virtually all of the Company’s full-time U.S. employees. The plans provide tax-deferred amounts for each participant, consisting of employee elective contributions, Company matching and discretionary Company contributions. In addition, the Company provides non-qualified deferred compensation plans for certain highly compensated employees. The plans provide tax-deferred contributions, matching and the restoration of Company contributions under the defined contribution plans otherwise limited by the IRS or plan limits. The aggregate amounts charged to expense in connection with these plans were $63.9 million in 2005, $58.4 million in 2004, and $55.8 million in 2003.

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Defined Benefit Plans

The acquisition of Western Union in 1994 included the assumption of $304 million of underfunded obligations related to a suspended defined benefit pension plan. Benefit accruals under this plan were suspended in 1988. The Company reduced these underfunded obligations by making cash contributions to the Western Union Plan including $20.0 million in 2003 and $35.6 million in 2004. No contributions were made in 2005.

The Company has another defined benefit pension plan, which is frozen and covers certain full-time employees in the U.S., and separate plans covering certain employees located in the United Kingdom, Greece and Germany. As of August 1, 2004, the United Kingdom Defined Benefit Plan was no longer offered to new employees, however, the Company is required to continue offering benefits to employees that were participating in the plan as of August 1, 2004. The cost of retirement benefits for eligible employees, measured by length of service, compensation and other factors, is being funded in accordance with laws and regulations of the respective countries.

The Company uses a September 30 measurement date for all of its plans.

The following table provides a reconciliation of the changes in the plans’ benefit obligation and fair value of assets over the periods ended September 30, 2005 and 2004, respectively, and a statement of the funded status as of September 30 for both years (in millions):

September 30,	2005	2004
Change in benefit obligation
Benefit obligation at October 1,	$1,121.3	$1,001.4
Service costs	10.4	10.9
Interest costs	57.9	57.9
Actuarial loss	24.2	74.5
Acquired benefit obligations	1.8	2.0
Termination benefits*	1.2	2.1
Benefits paid	(65.0)	(64.7)
Plan participant contributions	3.0	2.0
Foreign currency translation	(50.6)	35.2

Benefit obligation at September 30,	1,104.2	1,121.3
Change in plan assets
Fair value of plan assets at October 1,	838.9	752.2
Actual return on plan assets	105.0	68.6
Company contributions	28.0	57.6
Plan participant contributions	3.0	2.0
Benefits paid	(64.9)	(64.7)
Foreign currency translation	(34.6)	23.2

Fair value of plan assets at September 30,	875.4	838.9

Funded status of the plans	(228.8)	(282.4)
Unrecognized amounts, principally net loss	283.6	329.1

Total recognized	$54.7	$46.7

*	The First Data Europe restructuring activities resulted in an increase in the projected benefit obligation.

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides the amounts recognized in the Consolidated Balance Sheets (in millions):

December 31,	2005	2004
Accrued benefit liability	$(163.4)	$(205.3)
Accumulated other comprehensive income	218.1	252.0

Net amount recognized	$54.7	$46.7

The accumulated benefit obligation for all defined benefit pension plans was $1,037.8 million and $1,044.1 million at September 30, 2005 and 2004, respectively.

The accrued benefit liability is included in “accounts payable and other liabilities” on the Consolidated Balance Sheets.

As of September 30, 2005 and 2004, the projected benefit obligation and the accumulated benefit obligation were in excess of the fair value of plan assets for all pension plans.

The following table provides the components of net periodic benefit cost for the plans (in millions):

Year ended December 31,	2005	2004	2003
Service costs	$10.4	$10.9	$8.1
Interest costs	57.9	57.9	56.0
Expected return on plan assets	(63.6)	(61.8)	(57.3)
Amortization	13.6	9.4	6.5

Net periodic benefit expense	$18.3	$16.4	$13.3

Additional information:

Increase/(decrease) in minimum liability included in other comprehensive income	$(33.9)	$49.5	$41.1

Assumptions

The weighted-average rate assumptions used in the measurement of the Company’s benefit obligation are as follows:

	2005	2004
Discount rate	5.22%	5.49%
Rate of compensation increase*	3.70%	3.79%

*Applies	only to plans in Germany and Greece.

The weighted-average rate assumptions used in the measurement of the Company’s net cost are as follows:

	2005	2004	2003
Discount rate	5.69%	6.08%	6.32%
Expected long-term return on plan assets	7.66%	7.84%	7.87%
Rate of compensation increase	3.77%	3.75%	3.75%

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Plan Assets

The Company’s pension plan asset allocation at September 30, 2005 and 2004, and target allocation based on the investment policy are as follows:

Asset Category	Percentage of Plan Assets at Measurement Date
	2005	2004
Equity securities	56%	56%
Debt securities	42%	42%
Other	2%	2%

Total	100%	100%

Asset Category	Target allocation	Target allocation
	U.S. plans	Foreign plans
Equity securities	30-50%	70%
Debt securities	50-60%	30%
Other	0-10%	0%

The following table details plan assets invested in related party securities:

	2005			2004
Plan Asset Holdings	Shares (in thousands)	Fair Market Value (in millions)	% of Total Plan Assets	Shares (in thousands)	Fair Market Value (in millions)	% of Total Plan Assets
FDC common stock	23.6	$0.9	0.11%	68.4	$3.0	0.36%
Bank of New York common stock	31.0	$0.9	0.10%	54.0	$1.6	0.19%
Bank of New York certificate of deposit (book value $1 million)	—	—	—	—	$1.0	0.13%
Hewitt Associates, Inc. common stock	7.2	$0.2	0.02%	14.9	$0.4	0.05%

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The maturities of debt securities at September 30, 2005 range from current to 50 years with a weighted-average maturity of 14 years.

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

Contributions

The Company expects to contribute approximately $1 million to the U.S. pension plans in 2006. Contributions to plan assets of the United Kingdom plan in 2006 are expected to be approximately $12 million.

The estimated future benefit payments, which reflect expected future service, are expected to be $61.3 million in 2006, $60.8 million in 2007, $60.8 million in 2008, $60.9 million in 2009, $60.8 million in 2010 and $308.9 million in 2011 through 2015.

The Company does not offer post-retirement health care or other insurance benefits for retired employees; however, the Company is required to continue such plans that were in effect when it acquired Western Union. Generally, retiring Western Union employees bear the entire cost of the premiums.

Note 17:    Segment Information

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

The business segment measurements provided to, and evaluated by, the Company’s CODM are computed in accordance with the following principles:

•	The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

•	Segment revenue includes interest income, equity earnings in affiliates and inter-segment revenue.

•	Corporate overhead is allocated to the segments based primarily on a percentage of the segments’ revenues.

•	Segment operating profit includes interest income, minority interest (excluding minority interest related to interest expense and income taxes) and equity earnings in affiliates, net of related amortization expense.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Segment operating profit excludes restructuring charges, asset impairment charges, significant litigation and regulatory settlement charges, other charges, interest expense, investment gains and losses, business divestiture gains and losses, other and income taxes since they are not allocated to the segments for internal evaluation purposes. While these items are identifiable to the business segments, they are not included in the measurement of segment operating profit provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation.

•	Revenues and operating profit of the Payment Services segment are stated on a pretax equivalent basis (i.e., as if investment earnings on nontaxable investments were fully taxable at FDC’s marginal tax rate).

GCA Disposition

In March 2004 the Company sold its 67% interest in GCA which comprised the Merchant Services segment’s gaming services. GCA’s historic operating results have been removed from the Merchant Services segment results. The GCA operating results from January 2004 to March 2004 and for 2003 are included in the Consolidated Statements of Income and are presented as a divested business for purposes of segment reporting on a retroactive basis.

Discontinued Operations

NYCE’s operations are being treated as discontinued operations. Amounts for 2004 and 2003 were adjusted for the Merchant Services and Card Issuing Services segments to properly reflect these operations as discontinued.

Management and 2006 Segment Reorganization

In November 2005, Charles T. Fote, the Chief Executive Officer, President and Chairman of the Board of Directors of FDC, retired. Henry C. Duques was named the Company’s Chief Executive Officer in November and became the Chairman of the Board of Directors on January 1, 2006. In connection with this change in leadership, changes were made to the Company’s senior management and organization of the business. Also, significant restructuring actions and their related charges were undertaken prior to the end of 2005. Beginning in 2006, the CODM will make strategic and operating decisions with regards to assessing performance and allocating resources based on a new segment structure. A summary of how the segments will be structured follows:

Segment	Description
Western Union

Consumer-to-consumer money transfer businesses and consumer-to-business money transfer businesses

The Western Union segment will represent most of the businesses that will be part of the spin-off discussed in Note 1.

First Data Commercial Services	Domestic merchant acquiring and processing, debit network acquiring and processing, check verification and guarantee, and prepaid

First Data Financial Institution Services	Domestic customer account management, transaction processing and remittance services for credit, retail and debit accounts, and output services

First Data International	International credit, debit and prepaid card processing, ATM and POS processing, driving, acquiring and switching

Integrated Payment Systems	Official check business

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tables below address the operations of the Company based on how the Company was operated in 2005, which is consistent with prior years. The above noted structure was effective January 1, 2006.

The following tables present the Company’s operating segment results for the years ended December 31, 2005, 2004 and 2003 (in millions):

Year ended December 31, 2005	Payment Services	Merchant Services	Card Issuing Services	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$4,273.9	$2,946.8	$1,630.0	$137.4	$8,988.1
Check verification and guarantee services	—	373.7	—	—	373.7
Investment income, net	142.3	43.2	—	—	185.5
Professional services	—	22.8	47.1	33.7	103.6
Software licensing and maintenance	—	6.4	20.0	32.2	58.6
Product sales and other	4.6	428.2	58.7	21.0	512.5
Reimbursable postage and other	10.0	24.3	601.5	0.6	636.4
Equity earnings in affiliates (a)	8.6	264.1	0.5	—	273.2
Interest income	8.2	1.9	5.1	6.0	21.2

Total segment reporting revenues	$4,447.6	$4,111.4	$2,362.9	$230.9	$11,152.8

Internal revenue and pretax equivalency	$256.2	$25.5	$67.2	$19.1	$368.0
External revenue	4,191.4	4,085.9	2,295.7	211.8	10,784.8
Depreciation and amortization	114.4	385.3	249.1	28.5	777.3
Operating profit (loss)	1,389.0	971.4	455.7	(124.1)	2,692.0
Restructuring, impairments, litigation and regulatory settlements, other, investment gains and losses, net	(29.0)	(27.3)	(65.9)	(20.2)	(142.4)
Expenditures for long-lived assets	78.7	113.2	161.9	44.6	398.4
Equity earnings in affiliates	4.2	233.5	0.4	(1.2)	236.9
Investment in unconsolidated affiliates	150.2	602.0	60.9	3.0	816.1

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year ended December 31, 2004	Payment Services	Merchant Services	Card Issuing Services	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$3,735.3	$2,684.6	$1,723.4	$137.7	$8,281.0
Check verification and guarantee services	—	405.4	—	—	405.4
Investment income, net	286.2	17.3	—	—	303.5
Professional services	—	30.4	50.2	32.4	113.0
Software licensing and maintenance	—	6.5	24.0	33.0	63.5
Product sales and other	4.6	480.7	9.2	30.6	525.1
Reimbursable postage and other	11.8	23.7	570.0	0.1	605.6
Equity earnings in affiliates (a)	3.4	194.9	—	—	198.3
Interest income	2.0	0.8	6.9	15.4	25.1

Total segment reporting revenues	$4,043.3	$3,844.3	$2,383.7	$249.2	$10,520.5

Internal revenue and pretax equivalency	$227.4	$36.9	$67.5	$10.2	$342.0
External revenue	3,815.9	3,807.4	2,316.2	239.0	10,178.5
Depreciation and amortization	104.0	352.3	252.4	26.8	735.5
Operating profit (loss)	1,305.2	990.3	508.1	(95.1)	2,708.5
Restructuring, impairments, litigation and regulatory settlements, other, investment gains and losses, net	(3.2)	(69.8)	(19.8)	(22.7)	(115.5)
Expenditures for long-lived assets	68.7	188.1	144.3	30.6	431.7
Equity earnings in affiliates	0.7	167.4	(2.9)	(1.3)	163.9
Investment in unconsolidated affiliates	152.9	560.0	84.0	3.8	800.7

Year ended December 31, 2003
Revenues:
Transaction and processing service fees	$3,230.6	$1,694.8	$1,392.2	$155.4	$6,473.0
Check verification and guarantee services	—	389.2	—	—	389.2
Investment income, net	354.1	9.5	—	—	363.6
Professional services	—	31.9	50.1	47.3	129.3
Software licensing and maintenance	—	4.2	21.5	27.7	53.4
Product sales and other	3.8	376.9	5.7	43.5	429.9
Reimbursable postage and other	13.7	—	617.2	0.1	631.0
Equity earnings in affiliates (a)	0.4	170.2	—	—	170.6
Interest income	0.9	0.8	2.9	2.9	7.5

Total segment reporting revenues	$3,603.5	$2,677.5	$2,089.6	$276.9	$8,647.5

Internal revenue and pretax equivalency	$239.1	$35.2	$53.3	$11.3	$338.9
External revenue	3,364.4	2,642.3	2,036.3	265.6	8,308.6
Depreciation and amortization	103.9	220.4	201.1	27.8	553.2
Operating profit (loss)	1,228.1	723.2	309.9	(77.3)	2,183.9
Restructuring, impairments, litigation and regulatory settlements, investment gains and losses, net	(3.0)	(11.0)	(20.1)	(11.7)	(45.8)
Expenditures for long-lived assets	125.1	54.4	144.6	64.8	388.9
Equity earnings in affiliates	(1.8)	144.5	(1.7)	(2.3)	138.7
Investment in unconsolidated affiliates	110.0	564.0	98.1	2.5	774.6

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows (in millions):

	2005	2004	2003
Revenues:
Total reported segments	$10,921.9	$10,271.3	$8,370.6
All other and corporate	230.9	249.2	276.9

Subtotal	11,152.8	10,520.5	8,647.5

Divested businesses	—	58.1	269.7
Equity earnings in affiliates (a)	(273.2)	(198.3)	(170.6)
Interest income	(21.2)	(25.1)	(7.5)
Eliminations (b)	(368.0)	(342.0)	(338.9)

Consolidated	$10,490.4	$10,013.2	$8,400.2

Income before income taxes, minority interest, equity earnings in affiliates and discontinued operations:
Total reported segments	$2,816.1	$2,803.6	$2,261.2
All other and corporate	(124.1)	(95.1)	(77.3)

Subtotal	2,692.0	2,708.5	2,183.9

Divested businesses	—	11.2	40.5
Interest expense	(228.3)	(136.8)	(107.1)
Minority interest from segment operations(c)	130.4	136.8	122.0
Equity earnings in affiliates	(236.9)	(163.9)	(138.7)
Restructuring, net	(81.6)	(63.5)	(27.9)
Impairments	(50.3)	(0.5)	(6.2)
Litigation and regulatory settlements	1.4	(32.4)	(5.0)
Other	(34.2)	(25.0)	—
Investment gains and (losses)	22.3	5.9	(6.7)
Divestitures, net	61.3	265.2	6.8
Eliminations (b)	(244.2)	(212.3)	(222.8)

Consolidated	$2,031.9	$2,493.2	$1,838.8

(a)	Excludes equity losses that were recorded in expense and the amortization related to the excess of the investment balance over the Company’s proportionate share of the investee’s net book value for 2005, 2004 and 2003.
(b)	Represents elimination of adjustment to record Payment Services revenues and operating profits on a pretax equivalent basis and elimination of intersegment revenue.
(c)	Excludes minority interest attributed to items excluded from segment operations, as noted above.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions)	2005	2004	2003
Assets:
Payment Services	$18,154.3	$17,241.4	$16,787.1
Merchant Services	11,926.0	10,994.8	5,336.1
Card Issuing Services	3,681.8	3,857.9	1,808.7
All other and corporate	486.4	624.7	876.0
Discontinued operations	—	—	503.3
Divested businesses	—	—	274.4

Consolidated	$34,248.5	$32,718.8	$25,585.6

Depreciation and amortization:
Total reported segments	$748.8	$708.7	$525.4
All other and corporate	28.5	26.8	27.8
Divested businesses	—	2.7	16.1

Consolidated	$777.3	$738.2	$569.3

Expenditures for long-lived assets:
Total reported segments	$353.8	$401.1	$324.1
All other and corporate	44.6	30.6	64.8
Divested business	—	0.1	1.3

Consolidated	$398.4	$431.8	$390.2

Information concerning principal geographic areas was as follows (in millions):

	United States	International	Total
Revenues
2005	$9,625.5	$864.9	$10,490.4
2004	9,287.5	725.7	10,013.2
2003	7,898.8	501.4	8,400.2
Long-Lived Assets
2005	$11,074.1	$1,424.6	$12,498.7
2004	11,030.0	1,192.3	12,222.3
2003	5,303.5	513.8	5,817.3

“International” represents businesses of significance, which have local currency as their functional currency.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18:    Quarterly Financial Results (Unaudited)

Summarized quarterly results for the two years ended December 31, 2005 and 2004, respectively, are as follows (in millions, except per share amounts):

2005 by Quarter:	First	Second	Third	Fourth
Revenues	$2,466.3	$2,595.2	$2,661.9	$2,767.0
Expenses	1,954.8	2,044.4	2,077.9	2,257.9
Other income (expense), net	(14.1)	(50.8)	(44.0)	(14.6)

Income before income taxes, minority interest, equity earnings in affiliates and discontinued operations	497.4	500.0	540.0	494.5
Income tax expense	143.4	130.6	148.7	120.2
Minority interest	(27.6)	(32.9)	(35.5)	(32.6)
Equity earnings in affiliates	48.1	55.4	65.7	67.7
Discontinued operations, net of tax of $0.0, $0.0, $0.0 and $(6.9), respectively	—	—	—	(11.5)

Net income	$374.5	$391.9	$421.5	$397.9

Earnings per share from continuing operations
Basic	$0.47	$0.51	$0.55	$0.54
Diluted	0.47	0.50	0.54	0.53
Earnings per share
Basic	$0.47	$0.51	$0.55	$0.52
Diluted	0.47	0.50	0.54	0.52

The first, second and third quarters of 2005 have been adjusted to reflect PNC as an equity method investment.

2004 by Quarter:	First	Second	Third	Fourth
Revenues	$2,258.4	$2,529.1	$2,535.9	$2,689.8
Expenses	1,800.0	1,925.8	1,915.3	2,038.3
Other income (expense), net	237.6	(25.6)	(14.1)	(38.5)

Income before income taxes, minority interest, equity earnings in affiliates and discontinued operations	696.0	577.7	606.5	613.0
Income tax expense	218.6	126.9	168.8	160.4
Minority interest	(28.3)	(28.4)	(25.0)	(32.9)
Equity earnings in affiliates	30.8	41.5	46.2	45.4
Discontinued operations, net of tax of $2.7, $6.9, $11.7 and $0.0, respectively	3.6	2.1	1.7	—

Net income	$483.5	$466.0	$460.6	$465.1

Earnings per share from continuing operations
Basic	$0.61	$0.54	$0.54	$0.57
Diluted	0.61	0.53	0.54	0.56
Earnings per share
Basic	$0.62	$0.54	$0.55	$0.57
Diluted	0.61	0.53	0.54	0.56

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 19:    Discontinued Operations

On February 26, 2004, FDC completed the merger with Concord. As a result of the merger, the Company divested its 64% ownership of NYCE, an electronic funds transfer network. The Company completed the sale of NYCE on July 30, 2004 for the purchase price of $610.0 million, of which $389.6 million was the Company’s share. These proceeds net of related expenses, including taxes that became due upon the sale of NYCE, approximated the Company’s carrying value of its investment in NYCE. In May 2004, prior to the announcement of the potential sale, NYCE declared and paid a $40.0 million dividend to its shareholders of which the Company received $25.5 million in cash.

The Company’s financial statements reflect NYCE as a discontinued operation with the results of operations and loss on sale of NYCE treated as income from discontinued operations, net of tax, and separately stated on the Consolidated Statements of Income, below income from continuing operations.

Included in the discontinued operations calculation is allocated interest in accordance with EITF No. 87-24 “Allocation of Interest to Discontinued Operations” of $0.0 million, $2.3 million and $5.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. The majority of NYCE operations were historically included in the Merchant Services segment.

The sale agreement of NYCE contemplated potential adjustments to the sales price that became estimable in the fourth quarter 2005. The estimated adjustment to the sales price of $28.2 million was recorded in the fourth quarter 2005 and is presented net of the related disposition reserve in discontinued operations, net of a sale reserve and taxes, on the Consolidated Statements of Income.

The following table presents the summarized results of discontinued operations for the years ended December 31, 2005, 2004 and 2003 (in millions):

	2005	2004	2003
Revenue	$—	$88.1	$143.3
Expenses	—	62.4	100.5

Income before income taxes	—	25.7	42.8
Income taxes	—	11.4	17.6
Minority interest, net of tax	—	(6.9)	(10.5)
Gain (loss) on sale of NYCE, net of taxes of $(6.9) and $9.9 in 2005 and 2004, respectively*	(11.5)	(0.0)	—

Income (loss) from discontinued operations	$(11.5)	$7.4	$14.7

*	The amount of the gain on the sale of NYCE in excess of the income taxes of $9.9 million was deferred (reserved) to 2005. During 2005 the reserve of $9.8 million was reversed against the sales price adjustment noted above.

FIRST DATA CORPORATION

SCHEDULE II—Valuation and Qualifying Accounts

(dollars in millions)

		Additions			Deductions		Balance at End of Period
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts
Year-ended December 31, 2005 deducted from receivables	$48.0	$48.1	$3.4	(a)	$51.1	(b)	$48.4
Year-ended December 31, 2004 deducted from receivables	$43.8	$47.4	$4.6	(a)	$47.8	(b)	$48.0
Year-ended December 31, 2003 deducted from receivables	$66.1	$30.2	$0.0	(a)	$52.5	(c)	$43.8

(a)	Primarily due to acquisitions.
(b)	Amounts related to business divestitures and write-offs against assets.
(c)	Includes reclassification of “reserve for merchant credit losses” to “accounts payable and other liabilities.”

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND                    FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

The Company has evaluated, under the supervision of the Company’s Chief Executive Officer and the Chief Financial Officer, the effectiveness of disclosure controls and procedures as of December 31, 2005. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005, to ensure that information the Company is required to disclose in reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2005.

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

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of First Data Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls over Financial Reporting, that First Data Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). First Data Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that First Data Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, First Data Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Data Corporation as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated February 22, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

February 22, 2006

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The following table sets forth certain information regarding the executive officers and directors of the Company:

Name	Age	Position
Henry C. Duques	62	Chief Executive Officer and Chairman of the Board
David P. Bailis	50	President, First Data Financial Institution Services
Guy A. Battista	57	Executive Vice President and Chief Information Officer
David Dibble	46	Executive Vice President and Chief Technology Officer
Christina A. Gold	58	President, Western Union Financial Services
Edward A. Labry III	43	President, First Data Commercial Services
Kimberly S. Patmore	49	Executive Vice President and Chief Financial Officer
Pamela H. Patsley	48	President, First Data International
Michael T. Whealy	53	Executive Vice President, Secretary, General Counsel and Chief Administrative Officer
Daniel P. Burnham	59	Director
David A. Coulter	58	Director
Alison Davis	44	Director
Peter B. Ellwood	62	Director
Charles T. Fote	57	Director
Jack M. Greenberg	63	Director
Courtney F. Jones	65	Director
Richard P. Kiphart	64	Director
James D. Robinson III	70	Director
Charles T. Russell	76	Director
Joan E. Spero	61	Director
Arthur F. Weinbach	62	Director

The Board of Directors of the Company is divided into three classes serving staggered three-year terms. The terms of Messrs. Burnham, Fote, Greenberg, Jones and Russell will expire in 2006, the terms of Mr. Coulter, Mr. Duques, Mr. Kiphart and Ms. Spero will expire in 2007, and the terms of Ms. Davis, Mr. Robinson, Mr. Ellwood and Mr. Weinbach will expire in 2008. Officers of the Company serve at the discretion of the Board of Directors. Mr. Duques, Mr. Jones, and Mr. Robinson (Chairperson) serve on the Executive Committee of the Board of Directors. Mr. Jones (Chairperson), Ms. Davis and Mr. Weinbach serve on the Audit Committee of the Board of Directors. Mr. Burnham (Chairperson), Mr. Coulter and Mr. Russell serve on the Compensation and Benefits Committee of the Board of Directors (the “Compensation Committee”). Ms. Davis, Ms. Spero (Chairperson) and Mr. Greenberg serve on the Corporate Governance Committee of the Board of Directors.

Daniel P. Burnham has been a Director of the Company since September 2003. He joined Raytheon Company as President and Chief Operating Officer in July 1998 and was appointed Chief Executive Officer in December 1998 and Chairman in August 1999. Mr. Burnham chose to step down as Chief Executive Officer in July 2003 and served as Chairman until January 2004. He is a Director of Green Hills Software, Inc. Mr. Burnham is a Trustee of the Logistics Management Institute and a Member of The Business Council. He is past Chairman of the President’s National Security Telecommunications Advisory Committee, the National Minority Supplier Development Council and Aerospace Industries Association.

David A. Coulter has been a Director of the Company since January 2006. He is a Managing Director and Senior Advisor at Warburg Pincus LLC, focusing on the firm’s financial services practice. From January 2001 to September 2005, he was Vice Chairman of JPMorgan Chase & Co. Prior to the merger with J.P. Morgan & Co. Incorporated, he was Vice Chairman of The Chase Manhattan Corporation from August 2000 to December 2000. From January 2000 to July 2000, he was a partner in the Beacon Group, L.P., and from May 1996 to October 1998 served as Chairman and Chief Executive Officer of BankAmerica Corporation and Bank of America NT&SA. Mr. Coulter has served as a director of PG&E Corporation and Pacific Gas and Electric Company since 1996. He also is a director of Strayer Education, Inc and The Irvine Co.

Alison Davis has been a Director of the Company since March 2002. She is a Managing Director of Belvedere Capital Partners, a private equity firm focused on investments in the financial services sector. Ms. Davis served as Chief Financial Officer and Head of Strategy, Managing Director of Barclays Global Investors from June 2000 to March 2003. From 1993 to 2000, she was a senior partner and practice leader with A.T. Kearney, Inc. and, from 1984 to 1993, she held several positions with McKinsey & Company. Ms. Davis is a Director of Les Concierges and Broadlane.

Henry C. Duques has been Chairman of the Company since January 2006 and Chief Executive Officer of the Company since November 2005. He previously served as Chairman of the Company from April 1989 to January 2003 and Chief Executive Officer of the Company from April 1989 to January 2002. Mr. Duques joined American Express in September 1987 as President and Chief Executive Officer of the Data Based Services Group of American Express Travel Related Services Company, Inc. (“TRS”), the predecessor of the Company, and served in that capacity until April 1989. He was Group President Financial Services and a member of the Board of Directors of Automatic Data Processing, Inc. from 1984 to 1987. He is non-executive Chairman of Unisys Corporation and member of the Board of Trustees of The George Washington University.

Peter B. Ellwood has been a Director of the Company since September 2005. He is the former Group CEO at Lloyds TSB, a position he held from 1997 to 2003. He joined TSB Bank as Chief Executive, Retail Banking in 1989 and became Group Chief Executive in 1992. Following the merger with Lloyds Bank in 1995, Mr. Ellwood became Deputy Group CEO of Lloyds TSB. He joined TSB Group from Barclays, where he began his career in 1961. Mr. Ellwood was CEO of Barclaycard from 1985 until 1989 and the Chairman of Visa International from 1994 until 1999. He is a Director and non-executive Chairman of Imperial Chemical Industries PLC.

Charles T. Fote has been a Director of the Company since May 2000. He served as President and Chief Executive Officer of the Company from January 2002 to November 2005, and Chairman of the Board of the Company from January 2003 to December 2005. Mr. Fote previously served as President and Chief Operating Officer of the Company from September 1998 to January 2002 and as Executive Vice President of the Company from its initial public offering in April 1992 until September 1998. He also served as President of Integrated Payment Systems (“IPS”) from December 1989 through December 1991. From 1985 until 1989, he was Executive Vice President of the Payment Products division of TRS, the predecessor of IPS.

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

Courtney F. Jones has been a Director of the Company since April 1992. He has periodically provided consulting services for various companies since 1999. He served as Managing Director in charge of the New World Banking Group of Bankers Trust from December 1997 to July 1999. Mr. Jones was a Managing Director in Merrill Lynch’s Investment Banking Division from July 1989 to December 1990. Prior to July 1989 he served as Chief Financial Officer, Executive Vice President and a member of the Board of Directors for Merrill

Lynch & Co. Inc. From February 1982 to September 1985, Mr. Jones served as Treasurer and Secretary of the Finance Committee of the Board of Directors of General Motors Corporation. He also was formerly a Director of General Motors Acceptance Corporation and General Motors Insurance Company.

Richard P. Kiphart has been a Director of the Company since March 2004. He has served as Head of Corporate Finance/Investment Banking of William Blair & Company since 1995. Mr. Kiphart joined William Blair in 1965, served in the U.S. Navy as Junior Officer in 1966, and then rejoined William Blair, becoming a General Partner of the firm in 1972. He was head of Equity Trading from 1972 to 1980 and joined Corporate Finance/Investment Banking in 1980. Mr. Kiphart is a Director of SAFLINK Corporation, Advanced Biotherapy, Inc. and Nature Vision, Inc. He is Chairman of Merit Music School and is on the Board of Directors of the Erikson Institute, Lyric Opera of Chicago and DATA (Debt AIDS Trade Africa).

James D. Robinson III has been a Director of the Company since April 1992. He also serves as a Director of eONE Global General Partner II, LLC, a majority-owned subsidiary of the Company, since December 2002. He is a General Partner and co-founder of RRE Ventures, a private information technology venture investment firm and President of J.D. Robinson, Inc., a strategic advisory firm. Mr. Robinson is also non-executive Chairman of the Board of Directors of Bristol-Myers Squibb Company. Mr. Robinson previously served as Chairman and Chief Executive Officer and as a Director of American Express from 1977 until February 1993. He is a Director of The Coca-Cola Company, Novell, Inc. and several privately owned companies. Mr. Robinson is a member of the Business Council and the Council on Foreign Relations. He is Honorary Co-Chairman of Memorial Sloan-Kettering Cancer Center, an honorary Trustee of the Brookings Institution and Chairman Emeritus of the World Travel and Tourism Council.

Charles T. Russell has been a Director of the Company since May 1994. He also serves as a Director of eONE Global General Partner II, LLC, a majority-owned subsidiary of the Company, since December 2002. He served as President and Chief Executive Officer of both Visa International and Visa USA from 1984 to January 1994. Mr. Russell joined Visa in 1971. He serves on the Board of Visitors at the University of Pittsburgh’s Joseph M. Katz School of Business.

Joan E. Spero has been a Director of the Company since March 1998. She has been President of the Doris Duke Charitable Foundation since January 1997. Ms. Spero was Undersecretary of State for Economic, Business and Agricultural Affairs from 1993 to 1997. From 1981 to 1993, she held several offices with American Express Company, the last being Executive Vice President, Corporate Affairs and Communications. Prior to that Ms. Spero was Ambassador to the United Nations for Economic and Social Affairs from 1980 to 1981 and she was an Assistant Professor at Columbia University from 1973 to 1979. Ms. Spero is a Director of IBM. She is a member of the Board of Trustees of the Wisconsin Alumni Research Foundation, the Council on Foreign Relations and Columbia University.

Arthur F. Weinbach has been a Director of the Company since September 2000. He has served as Chairman and Chief Executive Officer of Automatic Data Processing, Inc. (“ADP”) since 1998. Mr. Weinbach joined ADP in 1980 and has served as an ADP Director since 1989. He is also a Director of Schering-Plough Corp. as well as serving on the board of New Jersey Seeds.

David P. Bailis has been an Executive Vice President of the Company since December 2005 and President of First Data Financial Institution Services since January 2006. He served as President of Card Issuing Services during December 2005. From May 2001 to December 2005, he led his own business consultancy firm. He served as Executive Vice President of the Company from September 1996 to April 2001 and President of the Company’s Card Issuing Services from August 1998 to April 2001. From July 1992 until March 1998 he served as General Counsel of the Company. He joined the Company in June 1989 and advised the Health Systems Group and First Data Resources business units on legal matters prior to his promotion to General Counsel. From January 1988 until June 1989, Mr. Bailis was a partner at the law firm of Peper, Martin, Jensen, Maichel and Hetlage in St. Louis, Missouri.

Guy A. Battista has been an Executive Vice President and Chief Information Officer of the Company since March 2001. Mr. Battista joined the Company in 1990 and served as Senior Vice President & Chief Information Officer for multiple divisions of First Data Corporation.

David Dibble has been an Executive Vice President and Chief Technology Officer of the Company since October 2005. From September 2004 to October 2005 he was Managing Director of Global Enterprise Systems at JPMorgan Chase. Mr. Dibble joined Charles Schwab & Co., Inc. in August 1999 and served as Executive Vice President of Technology Services until September 2004. He joined Fidelity Investments in 1993 and served as Senior Vice President, Architectural & Technical Services until August 1999.

Christina A. Gold has been Senior Executive Vice President of the Company and President of Western Union since May 2002. From October 1999 to May 2002 she was Chairman, President and Chief Executive Officer of Excel Communications, Inc. Ms. Gold served as President and Chief Executive Officer of The Beaconsfield Group from March 1998 to October 1999. In 1969 she joined Avon Products, Inc, serving as President and Chief Executive Officer of Avon Canada from 1989 to 1993 and President of Avon North America from 1993 to 1997 and Executive Vice President of Global Development from 1997 to 1998. Ms. Gold is a Director of ITT Industries, Torstar Corporation and New York Life.

Edward A. Labry III has been President of First Data Commercial Services since January 2006. From May 2005 to January 2006 he was President of the Company’s Prepaid Services business and from February 2004 to May 2005 he was special assistant to the Company’s Chairman. Mr. Labry joined Concord EFS, Inc., in 1985 and most recently served as President. He is a board member of Dixon Gallery and Gardens, Hutchison School and Cumberland University.

Kimberly S. Patmore has been Executive Vice President and Chief Financial Officer of the Company since February 2000. She joined the Company in 1992 and served as Senior Vice President and Chief Financial Officer of First Data Payment businesses, which included Western Union, First Data Merchant Services and First Data Resources. Prior to joining the Company, Ms. Patmore was with Ernst & Young.

Pamela H. Patsley has been a Senior Executive Vice President of the Company since December 2000. She is President of First Data International, responsible for all operations and activities outside the U.S. within the Card Issuing and Merchant Services businesses. Prior to joining the Company in February 2000, Ms. Patsley served as President and Chief Executive Officer of Paymentech, Inc., one of the largest processors of bankcard transactions and a leading issuer of commercial cards in the nation from 1991 to February 2000. She is a Director of Molson Coors Brewing Company, Pegasus Solutions, Inc. and Texas Instruments Incorporated.

Michael T. Whealy has been Executive Vice President, Secretary and General Counsel of the Company since March 1998 and Chief Administrative Officer since September 1998. He joined the Company in April 1991 as Counsel of the WATS Marketing and Teleservices business units. Mr. Whealy served as General Counsel of First Data Resources Inc. from April 1992 until his promotion to General Counsel of Card Services Group in 1994. Prior to joining the Company, Mr. Whealy was a partner in the law firm of Kutak Rock in Omaha, Nebraska. He is a member of the Board of Trustees of Grace University.

Code of Ethics for Senior Financial Officers

The Company has adopted a Code of Ethics for Senior Financial Officers which applies to its Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer. The Code is available on the “Governance” portion of our web site at www.firstdata.com.

Incorporation of Other Information by Reference

For information on Audit Committee financial experts, involvement in certain legal proceedings, and compliance with Section 16(a) of the Exchange Act, see the Proxy Statement for the Company’s 2006 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

See the Proxy Statement for the Company’s 2006 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                          AND RELATED STOCKHOLDER MATTERS

See the Proxy Statement for the Company’s 2006 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See the Proxy Statement for the Company’s 2006 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

See the Proxy Statement for the Company’s 2006 Annual Meeting of Stockholders, which information is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1) Financial Statements

See Index to Financial Statements on page 69

(2) Financial Statement Schedules

See Index to Financial Statements on page 69

(3) The following exhibits are filed as part of this Annual Report or, where indicated, were heretofore filed and are hereby incorporated by reference:

EXHIBIT NO.	DESCRIPTION
2.1	Agreement and Plan of Merger, dated as of April 1, 2003, among the Registrant, Monaco Subsidiary Corporation and Concord EFS, Inc. (incorporated by reference to Exhibit 2 of the Registrant’s Form S-4 filed May 21, 2003, Commission File No. 333-105432).

2.2	Amendment and Abeyance Agreement, dated as of December 14, 2003, among the Registrant, Monaco Subsidiary Corporation and Concord EFS, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed December 15, 2003).

3(i)	Registrant’s Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 of the Registrant’s Form S-8 for the First Data Corporation 2002 Long-Term Incentive Plan filed on June 10, 2002, Commission File No. 1-11073).

3(ii)	Registrant’s By-laws (incorporated by reference to Exhibit 4.2 of the Registrant’s Form S-8 for the First Data Corporation 2002 Long-Term Incentive Plan filed on June 10, 2002, Commission File No. 1-11073).

4.1	The instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601 (b)(4)(iii)(A) of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the SEC upon request.

10.1	Revolving Credit Agreement, dated as of October 24, 2005, among the Registrant, Wachovia Bank, National Association, as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, the Documentation Agents and the Banks parties thereto (incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed October 27, 2005).

10.2	First Data Corporation 1993 Director’s Stock Option Plan, as amended December 7, 2005 (incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on December 13, 2005).*

10.3	Registrant’s Senior Executive Incentive Plan, as amended and restated effective January 1, 2005 (incorporated by reference to Exhibit B of the Registrant’s Definitive Proxy Statement dated March 28, 2005). *

10.4	Registrant’s Supplemental Incentive Savings Plan (incorporated by reference to Exhibit 4 of the Form S-8 filed by the Registrant on December 16, 2002). *

10.5	First Data Corporation 1992 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit A of the Registrant’s Proxy Statement for its May 12, 1999 Annual Meeting). *

EXHIBIT NO.	DESCRIPTION
10.6	First Data Corporation 2002 Long-Term Incentive, as amended December 7, 2005 (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on December 13, 2005). *

10.7	Form of Performance Grant Agreement under the 2002 Long-Term Incentive Plan for the period beginning January 1, 2004 (incorporated by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003). *

10.8	Form of Award Agreement under the First Data 1993 Directors Stock Option Plan (incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed December 14, 2004). *

10.9	Form of Non-Qualified Purchased Stock Option Agreement under the First Data 1993 Director’s Stock Option Plan, as amended July 2005 (incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005). *

10.10	Form of Non-Qualified Stock Option Agreement under the First Data 1993 Director’s Stock Option Plan, as amended July 2005 (incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005). *

10.11	Form of Non-Qualified Stock Option Agreement under the First Data 2002 Long-Term Incentive Plan for Executive Officers (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed December 14, 2004). *

10.12	Form of Non-Qualified Stock Option Agreement under the First Data 2002 Long-Term Incentive Plan for Section 16 Executive Committee members, as amended July 2005 (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005). *

10.13	Form of Non-Qualified Stock Option Agreement under the First Data 2002 Long-Term Incentive Plan for Section 16 non-Executive Committee members, as amended July 2005 (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005). *

10.14	Form of Non-Qualified Stock Option Agreement under the First Data 2002 Long-Term Incentive Plan for employees other than Executive Officers (incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004). *

10.15	Form of Non-Qualified Stock Option Agreement under the First Data 2002 Long-Term Incentive Plan for employees other than Executive Committee members, as amended July 2005 (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005). *

10.16	Form of Non-Qualified Stock Option Agreement under the First Data 1992 Long-Term Incentive Plan for Executive Officers (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004). *

10.17	Form of Non-Qualified Stock Option Agreement under the First Data 1992 Long-Term Incentive Plan for employees other than Executive Officers (incorporated by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004). *

10.18	Form of Restricted Stock Grant Agreement under the First Data 2002 Long-Term Incentive Plan for Executive Officers (incorporated by reference to Exhibit 10.13 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004). *

10.19	Form of Restricted Stock Grant Agreement under the First Data 2002 Long-Term Incentive Plan for Executive Committee members, as amended July 2005 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).*

EXHIBIT NO.	DESCRIPTION
10.20	Description of Director compensation arrangement (incorporated by reference to the paragraph “Compensation of Directors” on page 21 of the Registrant’s Definitive Proxy Statement on Schedule 14A filed March 28, 2005).*

10.21	Description of revision to Director compensation arrangement (incorporated by reference to Item 1.01 of the Registrant’s Current Report on Form 8-K filed on May 13, 2005).*

10.22	First Data Corporation Severance/Change in Control Policy, as adopted July 26, 2005 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 1, 2005).*

10.23(1)	Description of CEO and EVP salary and bonus arrangements for 2006. *

10.24(1)	Form of Director Indemnification Agreement. *

10.25(1)	Retirement and Consulting Agreement between the Registrant and Charles T. Fote dated November 26, 2005. *

10.26(1)	Letter Agreement between the Registrant and Henry C. Duques dated November 26, 2005. *

10.27(1)	Employment Agreement between the Registrant and Edward A. Labry III dated April 1, 2003. *

12(1)	Computation in Support of Ratio of Earnings to Fixed Charges.

21(1)	Subsidiaries of the Registrant.

23(1)	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1(1)	Certification of CEO pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(1)	Certification of CFO pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Hold Separate Stipulation and Order issued by the Department of Justice, signed on December 14, 2003 (incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filed December 15, 2003).

(1)	Filed herewith.
*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(c) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST DATA CORPORATION (Registrant)

By:	/S/ HENRY C. DUQUES
Henry C. Duques Chief Executive Officer and Chairman of the Board

Date: February 24, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ HENRY C. DUQUES Henry C. Duques	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 24, 2006

/S/ KIMBERLY S. PATMORE Kimberly S. Patmore	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2006

/S/ JEFFREY R. BILLAT Jeffrey R. Billat	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2006

/S/ DANIEL P. BURNHAM Daniel P. Burnham	Director	February 24, 2006

/S/ DAVID A. COULTER David A. Coulter	Director	February 24, 2006

/S/ ALISON DAVIS Alison Davis	Director	February 24, 2006

/S/ PETER B. ELLWOOD Peter B. Ellwood	Director	February 24, 2006

/S/ JACK M. GREENBERG Jack M. Greenberg	Director	February 24, 2006

/S/ COURTNEY F. JONES Courtney F. Jones	Director	February 24, 2006

/S/ RICHARD P. KIPHART Richard P. Kiphart	Director	February 24, 2006

/S/ JAMES D. ROBINSON III James D. Robinson III	Director	February 24, 2006

/S/ CHARLES T. RUSSELL Charles T. Russell	Director	February 24, 2006

/S/ JOAN E. SPERO Joan E. Spero	Director	February 24, 2006

/S/ ARTHUR F. WEINBACH Arthur F. Weinbach	Director	February 24, 2006