Form 10-Q
period 2006-03-31
FIRST DATA CORP
filed 2006-05-04
CIK 883980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of each class	Number of Shares Outstanding (excluding treasury shares) at March 31, 2006
(Common stock, $.01 par value)	765,561,264

FIRST DATA CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in millions, except per share amounts)

	Three Months Ended March 31,
	2006	2005
Revenues:
Transaction and processing service fees:
Money transfer services	$1,034.0	$897.7
Merchant services *	593.4	543.6
Check services	94.3	95.9
Card services	390.9	407.9
Other services	80.7	85.9
Investment income, net	(13.0)	(12.8)
Product sales and other	181.2	146.0
Reimbursable debit network fees, postage and other	340.3	302.1

	2,701.8	2,466.3

Expenses:
Cost of services	1,330.4	1,203.6
Cost of products sold	66.6	59.6
Selling, general and administrative	407.5	390.4
Reimbursable debit network fees, postage and other	340.3	302.1
Other operating expenses:
Restructuring, net	(0.8)	—
Impairments	—	(1.0)
Litigation and regulatory settlements	15.0	0.1
Other	2.2	—

	2,161.2	1,954.8

Operating profit	540.6	511.5

Other income (expense):
Interest income	8.4	4.9
Interest expense	(69.2)	(48.1)
Investment gains and (losses)	—	22.8
Divestitures, net	7.6	6.3

	(53.2)	(14.1)

Income before income taxes, minority interest, equity earnings in affiliates and discontinued operations	487.4	497.4

Income taxes	143.9	143.4
Minority interest	(29.6)	(27.6)
Equity earnings in affiliates	60.8	48.1

Income from continuing operations	374.7	374.5
Loss from discontinued operations, net of taxes of $(0.6) and $0, respectively	(1.0)	—

Net income	$373.7	$374.5

Earnings per share from continuing operations:
Basic	$0.49	$0.47
Diluted	$0.48	$0.47
Earnings per share:
Basic	$0.49	$0.47
Diluted	$0.48	$0.47
Weighted-average shares outstanding:
Basic	765.5	793.6
Diluted	780.2	803.9

*	Includes processing fees, administrative service fees and other fees charged to merchant alliances accounted for under the equity method of $55.7 million for the three months ended March 31, 2006 and $61.0 million for the comparable period in 2005.

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,246.4	$1,180.9
Settlement assets	15,718.7	16,996.4
Accounts receivable, net of allowance for doubtful accounts of $46.3 (2006) and $48.4 (2005)	1,926.1	1,936.5
Property and equipment, net of accumulated depreciation of $1,831.5 (2006) and $1,801.9 (2005)	829.2	859.7
Goodwill	8,809.5	8,785.9
Other intangibles, net of accumulated amortization of $2,030.4 (2006) and $1,869.0 (2005)	2,831.1	2,853.1
Investment in affiliates	867.3	816.1
Other assets	851.4	819.9

Total Assets	$33,079.7	$34,248.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Settlement obligations	$15,914.4	$17,070.5
Accounts payable and other liabilities	3,206.1	3,364.6
Borrowings	5,174.5	5,356.4

Total Liabilities	$24,295.0	$25,791.5

Commitments and contingencies (see Note 9)
Stockholders’ Equity:
Common stock, $0.01 par value; authorized 2,000.0 shares, issued 1,067.7 (2006 and 2005)	$10.7	$10.7
Additional paid-in capital	9,626.2	9,551.3

Paid-in capital	9,636.9	9,562.0
Retained earnings	9,530.8	9,355.3
Accumulated other comprehensive loss	(158.3)	(209.7)
Less treasury stock at cost, 302.1 shares (2006) and 304.9 shares (2005)	(10,224.7)	(10,250.6)

Total Stockholders’ Equity	$8,784.7	$8,457.0

Total Liabilities and Stockholders’ Equity	$33,079.7	$34,248.5

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash and cash equivalents at beginning of period attributable to continuing operations	$1,180.9	$895.4
Cash and cash equivalents at beginning of period attributable to discontinued operations	—	—

CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations	374.7	374.5
Net loss from discontinued operations	(1.0)	—
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	201.5	195.4
Non-cash portion of charges (gains) related to restructuring, impairments, litigation and regulatory settlements, investment (gains) and losses, divestitures and other, net	8.8	(30.0)
Other non-cash items, net	(48.5)	(51.4)
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable	99.1	40.7
Other assets	46.6	49.4
Accounts payable and other liabilities	(103.7)	(163.7)
Income tax accounts	96.8	107.8
Excess tax benefit from share-based payment arrangement	(53.5)	—

Net cash provided by operating activities from continuing operations	621.8	522.7
Net cash provided by operating activities from discontinued operations	—	—

Net cash provided by operating activities	621.8	522.7
CASH FLOWS FROM INVESTING ACTIVITIES
Current year acquisitions, net of cash acquired	(32.5)	—
Payments related to other businesses previously acquired	(40.7)	(54.3)
Proceeds from dispositions, net of expenses paid	1.8	—
Additions to property and equipment, net	(45.5)	(64.0)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(97.7)	(42.3)
Proceeds from the sale of marketable securities	13.3	218.2
Other investing activities	(43.1)	(170.3)

Net cash used in investing activities from continuing operations	(244.4)	(112.7)
Net cash used in investing activities from discontinued operations	—	—

Net cash used in investing activities	(244.4)	(112.7)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	(139.7)	528.6
Principal payments on long-term debt	(14.7)	(8.6)
Proceeds from issuance of common stock	467.6	48.4
Excess tax benefit from share-based payment arrangement	53.5	—
Purchase of treasury shares	(632.6)	(1,144.8)
Cash dividends	(46.0)	(16.1)

Net cash used in financing activities from continuing operations	(311.9)	(592.5)
Net cash used in financing activities from discontinued operations	—	—

Net cash used in financing activities	(311.9)	(592.5)

Change in cash and cash equivalents – continuing operations	65.5	(182.5)
Change in cash and cash equivalents – discontinued operations	—	—

Cash and cash equivalents at end of period attributable to continuing operations	$1,246.4	$712.9

Cash and cash equivalents at end of period attributable to discontinued operations	$—	$—

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Basis of Presentation

The accompanying Consolidated Financial Statements of First Data Corporation (“FDC” or the “Company”) should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Significant accounting policies disclosed therein have not changed.

The accompanying Consolidated Financial Statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial position of the Company at March 31, 2006, and the consolidated results of its operations and cash flows for the three months ended March 31, 2006 and 2005. Results of operations reported for interim periods are not necessarily indicative of results for the entire year due in part to the seasonality of certain business units.

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

Effective January 1, 2006, the Company began assessing performance and allocating resources based on a new segment structure. Segment results for 2005 have been adjusted to reflect the new structure. In addition, consolidated revenues for 2005 have been adjusted to present “Transaction and processing service fees” by revenue type and to reflect the reclassification of debit network fees from “Transaction and processing service fees” to “Reimbursable debit network fees, postage and other.”

In December 2005, the Company sold 20% of the PNC Merchant Services alliance (33% of its interest) to The PNC Financial Services Group, its partner in the alliance. Upon closing of the agreement, the Company owned 40% of the alliance and began accounting for it under the equity method of accounting. Revenues and expenses were retroactively adjusted back to January 1, 2005 to reflect the alliance as an investment accounted for under the equity method. The adjustment relates to the Commercial Services segment.

Revenue Recognition

FDC recognizes revenues from its processing services as such services are performed. Revenue is recorded net of certain costs not controlled by the Company such as credit and offline debit interchange fees and assessments charged by credit card associations which totaled $1,455.2 million and $1,204.5 million for the three months ended March 31, 2006 and 2005, respectively. Debit network fees related to acquired PIN-based debit transactions are recognized in the “Reimbursable debit network fees, postage and other” line items of the Consolidated Statements of Income. The debit network fees related to PIN-debit transactions charged by debit networks totaled $179.5 million and $141.8 million for the three months ended March 31, 2006 and 2005, respectively.

Earnings Per Common Share

Basic earnings per common share amounts are computed by dividing net income by weighted-average common stock outstanding during the period. Diluted earnings per common share are calculated using weighted-average shares outstanding, adjusted for the dilutive effect of shares issuable upon the assumed exercise of the Company’s common stock equivalents, which consist of outstanding stock options and warrants. Refer to Note 2 for additional information regarding earnings per share.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”), using the modified prospective method. SFAS 123R requires all stock-based

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

compensation to employees be measured at fair value and expensed over the requisite service period and also requires an estimate of forfeitures when calculating compensation expense. The Company recognizes compensation cost on awards with graded vesting on a straight-line basis over the requisite service period for the entire award. In accordance with the Company’s chosen method of adoption, results for prior periods have not been adjusted. Prior to the adoption of SFAS 123R, the Company followed Accounting Principles Board (“APB”) Opinion No. 25 which accounts for share-based payments to employees using the intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. Refer to Note 12 for additional discussion regarding details of the Company’s stock-based compensation plans and the adoption of SFAS 123R.

Supplemental Cash Flow Information

Significant non-cash transactions during the first three months of 2006 included the Company awarding approximately 864,000 shares of restricted stock to certain employees in conjunction with the Company’s incentive compensation plan.

Significant non-cash transactions during the first three months of 2005 included the Company awarding 460,000 shares of restricted stock to executive officers.

Refer to Note 12 for a more detailed discussion surrounding restricted stock awards.

Note 2: Earnings Per Share

Earnings per common share amounts are computed by dividing net income by the weighted-average common and common equivalent shares (when dilutive) outstanding during the period. Amounts utilized in per share computations are as follows (in millions):

	Three months ended March 31,
	2006	2005
Weighted-average shares outstanding:
Basic weighted-average shares	765.5	793.6
Common stock equivalents	14.7	10.3

	780.2	803.9

Diluted earnings per common share are calculated using weighted-average shares outstanding, adjusted for the dilutive effect of shares issuable upon the assumed exercise of the Company’s common stock equivalents, which consist of outstanding stock options and warrants.

The diluted earnings per share calculation excludes stock options and warrants that are convertible into 9.4 million and 24.1 million common shares for the three months ended March 31, 2006 and 2005, respectively, because their inclusion would have been anti-dilutive.

The quarterly dividend per share of common stock for both periods presented was $0.06 per share.

Note 3: Acquisitions

2006 Acquisitions

The Company created a joint venture on January 31, 2006 with Banca Nazionale del Lavoro (“BNL”), to provide merchant acquiring services for Italian merchants. The Company has a 49% ownership interest in the alliance and accounts for it under the equity method of accounting within the First Data International segment.

In March 2006, the Company acquired substantially all the assets of ClearCheck, Inc., a full-service provider of return check management systems for major retailers and supermarkets across the United States. ClearCheck is reported as part of the First Data Commercial Services segment.

The Company signed an agreement in December 2005 to acquire Gesellschaft fur Zahlungssysteme (“GZS”), a German processor of cashless, card-based payment transactions. Completion of this transaction is expected to occur in mid 2006.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The aggregate cash paid during the three months ended March 31, 2006 for the alliance and acquisition was approximately $32.5 million. The aggregate preliminary purchase price allocation for these transactions resulted in $4.7 million in identifiable intangible assets, which are being amortized over four to seven years and goodwill of $14.6 million.

The pro forma impact of all 2006 acquisitions on net income was not material.

As of December 31, 2005 the Company had $49.4 million of Concord merger-related restructuring accruals. During the first quarter of 2006, the Company utilized $1.7 million of these accruals resulting in a total balance of $47.7 million as of March 31, 2006. Included in the accrual balances as of March 31, 2006 and December 31, 2005 was a $45.3 million and $46.2 million liability, respectively, assumed in the purchase business combination, related to the leased Memphis facility.

Note 4: Restructuring, Impairments, Litigation and Regulatory Settlements, Investment Gains and Losses, Divestitures and Other

2006 Activities

The Company recorded restructuring charges, litigation and regulatory settlements, other, investment gains and losses and divestiture related gains, net during the three months ended March 31, 2006. A summary of pretax benefits (charges), incurred by segment, is as follows (in millions):

	Pretax Benefit (Charge)
Three months ended March 31, 2006	Western Union	First Data Commercial Services	First Data Financial Institution Services	First Data International	Integrated Payment Systems	All Other and Corporate	Totals
Restructuring charges	—	$(0.2)	$(0.2)	—	—	—	$(0.4)
Restructuring accrual reversals	—	—	0.2	$1.0	—	—	1.2
Litigation and regulatory settlements	—	(15.0)	—	—	—	—	(15.0)
Other	—	—	0.2	—	—	$(2.4)	(2.2)
Investment gains and (losses)	—	0.3	—	—	—	(0.3)	—
Divestiture gains	$1.8	—	—	—	—	5.8	7.6

Total pretax benefit (charge), net of reversals	$1.8	$(14.9)	$0.2	$1.0	$—	$3.1	$(8.8)

Restructuring charges

Restructuring charges during the first three months of 2006 related to a facility closure associated with restructuring actions taken in the fourth quarter of 2005. The facility was vacated as of March 31, 2006.

Reversal of restructuring accruals

The Company reversed $1.2 million of prior period restructuring accruals. Reversals related to changes in estimates regarding severance costs from restructuring activities that occurred from 2003 through 2005.

The following table summarizes the Company’s utilization of restructuring accruals for the three months ended March 31, 2006 (in millions):

	Employee Severance	Facility Closure
Remaining accrual at January 1, 2006	$70.9	$2.8
Expense provision	—	0.4
Cash payments and other	(20.2)	(0.9)
Changes in estimates	(1.2)	—

Remaining accrual at March 31, 2006	$49.5	$2.3

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Litigation and regulatory settlements

In the first quarter 2006, the Company recorded a $15.0 million settlement associated with a patent infringement lawsuit against TeleCheck, clearing all past and future claims.

Other

The Company recorded $2.4 million of direct external costs incurred related to the spin-off of Western Union. In addition, the Company reversed $0.2 million of accruals related to other charges taken in 2005.

Divestitures, net

During the three months ended March 31, 2006, the Company recognized gains on the sale of corporate aircraft and the assets of BidPay.com.

2005 Activities

The Company recorded impairment charges, litigation and regulatory settlements, investment gains and losses and divestiture related gains, net during the three months ended March 31, 2005. A summary of pretax benefits (charges), incurred by segment, is as follows (in millions):

	Pretax Benefit (Charge)
Three months ended March 31, 2005	Western Union	First Data Commercial Services	First Data Financial Institution Services	First Data International	Integrated Payment Systems	All Other and Corporate	Totals
Impairments	—	—	—	—	—	$1.0	$1.0
Litigation and regulatory settlements	$(0.1)	—	—	—	—	—	(0.1)
Investment gains and (losses)	—	—	$0.1	—	—	22.7	22.8
Divestiture gain	—	—	—	—	—	2.5	2.5
Divestiture accrual reversals	—	$2.0	—	—	$1.7	0.1	3.8

Total pretax benefit (charge), net of reversals	$(0.1)	$2.0	$0.1	$—	$1.7	$26.3	$30.0

Impairments

The Company recognized a gain of $1.0 million in All Other and Corporate resulting from the subsequent sale of assets previously impaired.

Litigation and regulatory settlements

Western Union recorded a regulatory settlement charge of $1.5 million which was substantially offset by the reversal of an unutilized reserve established in 2000 for the settlement of a lawsuit also for Western Union.

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

At March 31, 2006, there were 13 affiliates accounted for under the equity method of accounting, comprised of five merchant alliances and eight strategic investments in companies in related markets, including Western Union agents.

In December 2005, FDC sold 20% of the PNC Merchant Services alliance (33% of the Company’s interest) and began accounting for it under the equity method of accounting retroactively back to January 1, 2005.

A summary of financial information for the merchant alliances and other affiliates accounted for under the equity method of accounting is as follows:

(in millions)	March 31, 2006	December 31, 2005
Total assets	$5,049.5	$5,262.2
Total liabilities	$4,076.8	$4,367.0

	Three months ended March 31,
(in millions)	2006	2005
Net operating revenues	$475.0	$400.6
Operating expenses	332.8	267.7

Operating income	142.2	132.9

Net income	145.9	117.0

FDC share of net income	68.6	56.7
Amortization expense	7.8	8.6

FDC equity earnings	$60.8	$48.1

Net operating revenues and operating expenses for 2005 have been adjusted to reflect the impact of conforming accounting policies resulting from the integration of the Chase Merchant Services and Paymentech alliances in the fourth quarter of 2005. Net operating revenues, operating expenses, operating income and net income, as well as total assets and total liabilities in the above table for 2005 have been adjusted to reflect eliminations among certain of the merchant alliances. The adjustments for eliminations had no effect on FDC’s share of net income or equity earnings.

The primary components of assets and liabilities are settlement-related accounts as described in Note 6 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The formation of a merchant joint venture alliance accounted for under the equity method of accounting generally involves each of the Company and a financial institution contributing merchant contracts to the alliance and a cash payment from one owner to the other to achieve the desired ownership percentage for each. The asset amounts reflected above are owned by the alliances and other equity method investees and do not include any of such payments made by the Company. The amount by which the total of the Company’s investments in its joint ventures exceeded its proportionate share of the joint ventures’ net assets totaled $643.0 million and $597.6 million at March 31, 2006 and December 31, 2005, respectively.

Note 6: Borrowings

The Company has a $1.5 billion commercial paper program that is supported by a $1.5 billion revolving credit facility (the “facility”), which expires on October 24, 2010. As of March 31, 2006, the Company had $564.5 million in commercial paper borrowings outstanding under the program. Interest rates for borrowings under the facility are based on market rates. The facility contains customary covenants, which are not expected to significantly affect FDC’s operations. At March 31, 2006, the Company was in compliance with all of these covenants.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 7: Comprehensive Income

The components of comprehensive income are as follows (in millions):

	Three months ended March 31,
	2006	2005
Net income	$373.7	$374.5
Foreign exchange effect	13.4	(33.6)
Unrealized gain (loss) on hedging activities	57.2	114.6
Unrealized gain (loss) on securities (a)	(19.2)	(138.3)

Total comprehensive income	$425.1	$317.2

(a)	The reclassification adjustment for realized gains and losses impacted the “investment gains and losses” component of other income (expense) and net income. The net income impact of these adjustments was $0 and a gain of $14.2 million during the three months ended March 31, 2006 and 2005, respectively.

Note 8: Segment Information

For a detailed discussion of the Company’s principles regarding its operating segments refer to Note 17 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

On January 1, 2006, the Company began assessing performance and allocating resources based on a new segment structure. Segment results for 2005 have been adjusted to reflect the new structure. In addition, revenues for 2005 have been adjusted to present “Transaction and processing service fees” by revenue type and to reflect the reclassification of debit network fees from “Transaction and processing service fees” to “Reimbursable debit network fees, postage and other.”

The following table presents the Company’s operating segment results for the three months ended March 31, 2006 and 2005:

Three months ended March 31, 2006 (in millions)	Western Union	First Data Commercial Services	First Data Financial Institution Services	First Data International	Integrated Payment Systems	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$1,034.2	$504.4	$288.7	$205.6	$12.2	$89.5	$2,134.6
Check services	—	78.2	—	1.4	—	14.7	94.3
Investment income, net	14.7	11.7	—	3.2	18.0	—	47.6
Product sales and other	1.0	95.3	3.7	42.8	—	40.2	183.0
Reimbursable debit network fees, postage and other	2.3	184.9	152.8	4.1	0.1	1.0	345.2
Equity earnings in affiliates (a)	3.4	59.7	—	5.8	—	—	68.9
Interest income	5.3	0.2	—	1.0	—	1.9	8.4

Total segment reporting revenues	$1,060.9	$934.4	$445.2	$263.9	$30.3	$147.3	$2,882.0

Internal revenue and pretax equivalency	$1.1	$7.5	$15.2	$1.4	$63.3	$14.4	$102.9
External revenue	1,059.8	926.9	430.0	262.5	(33.0)	132.9	2,779.1
Depreciation and amortization	25.9	78.1	38.6	42.1	2.9	13.9	201.5
Operating profit (loss)	336.8	214.4	84.3	29.1	4.4	(12.0)	657.0
Restructuring, litigation and regulatory settlements, other and investment gains and (losses)	—	(14.9)	0.2	1.0	—	(2.7)	(16.4)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Three months ended March 31, 2005 (in millions)	Western Union	First Data Commercial Services	First Data Financial Institution Services	First Data International	Integrated Payment Systems	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$897.7	$492.5	$307.7	$163.6	$10.8	$91.9	$1,964.2
Check services	—	82.1	—	1.6	—	12.2	95.9
Investment income, net	13.9	5.6	—	2.2	22.1	—	43.8
Product sales and other	0.9	77.5	9.5	35.7	—	24.1	147.7
Reimbursable debit network fees, postage and other	2.2	148.1	153.4	3.5	0.2	0.1	307.5
Equity earnings in affiliates (a)	2.5	49.1	—	5.7	—	—	57.3
Interest income	1.0	0.1	—	1.1	—	2.7	4.9

Total segment reporting revenues	$918.2	$855.0	$470.6	$213.4	$33.1	$131.0	$2,621.3

Internal revenue and pretax equivalency	$4.9	$5.6	$14.4	$1.9	$56.3	$9.7	$92.8
External revenue	913.3	849.4	456.2	211.5	(23.2)	121.3	2,528.5
Depreciation and amortization	20.4	81.5	42.0	35.6	3.0	12.9	195.4
Operating profit	298.2	173.4	87.6	21.6	10.8	1.0	592.6
Impairments, litigation and regulatory settlements and investment gains and (losses)	(0.1)	—	0.1	—	—	23.7	23.7

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows (in millions):

	Three months ended March 31,
	2006	2005
Revenues:
Total reported segments	$2,734.7	$2,490.3
All other and corporate	147.3	131.0

Subtotal	2,882.0	2,621.3

Equity earnings in affiliates (a)	(68.9)	(57.3)
Interest income	(8.4)	(4.9)
Eliminations (b)	(102.9)	(92.8)

Consolidated	$2,701.8	$2,466.3

Income before income taxes, minority interest, equity earnings in affiliates, and discontinued operations:
Total reported segments	$669.0	$591.6
All other and corporate	(12.0)	1.0

Subtotal	657.0	592.6

Interest expense	(69.2)	(48.1)
Minority interest from segment operations (c)	29.9	27.6
Equity earnings in affiliates	(60.8)	(48.1)
Restructuring, net	0.8	—
Impairments	—	1.0
Litigation and regulatory settlements	(15.0)	(0.1)
Other	(2.2)	—
Investment gains and (losses)	—	22.8
Divestitures, net	7.6	6.3
Eliminations (b)	(60.7)	(56.6)

Consolidated	$487.4	$497.4

(a)	Excludes equity losses that were recorded in expense and the amortization related to the excess of the investment balance over the Company’s proportionate share of the investee’s net book value for 2006 and 2005.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(b)	Represents elimination of an adjustment to record Integrated Payment Systems segment investment income and its related operating profit on a pretax equivalent basis and elimination of intersegment revenue.

(c)	Excludes minority interest attributable to items excluded from segment operations as well as minority interest related to interest expense and income taxes.

Segment assets are as follows (in millions):

	March 31, 2006	December 31, 2005
Assets:
Western Union	$3,770.7	$3,628.6
First Data Commercial Services	9,982.8	10,580.1
First Data Financial Institution Services	2,352.6	2,345.0
First Data International	2,470.6	2,481.9
Integrated Payment Systems	13,601.9	14,219.6
All Other and Corporate	901.1	993.3

Consolidated	$33,079.7	$34,248.5

Note 9: Commitments and Contingencies

On April 15, 2002, Visa U.S.A., Inc. filed a complaint in the United States District Court for the Northern District of California, San Francisco Division, against the Company and its subsidiaries First Data Resources, Inc. and First Data Merchant Services Corporation(“the Visa action”). With Visa’s knowledge, these subsidiaries internally authorized and settled certain Visa credit card transactions without the use of the Visa network. Visa U.S.A., Inc. alleged these actions constituted federal trademark infringement, federal trademark dilution, false designation of origin and false impression of association, breach of contract and breach of the covenant of good faith and fair dealing. Visa U.S.A., Inc. sought a declaratory judgment, an injunction, damages in an amount to be proven at trial, costs of suit, and attorney fees. On August 16, 2005, the Court entered an order granting the Company’s summary judgment motion establishing that Visa had no standing to pursue its trademark claims.

On November 5, 2002, the Company and two of its subsidiaries filed counterclaims in the Visa Action. In the counterclaim, the Company alleged that Visa International and Visa U.S.A., Inc. (collectively “Visa”), abused their market power to prevent the Company from internally processing Visa credit card transactions outside of the Visa network through private arrangements. The Company also alleged that Visa barred the Company and its customers from using private arrangements to bypass the Visa network, required the Company’s customers to pay for Visa’s network services regardless of whether the customers use those services, used its fee structure to raise the costs of rivals and potential rivals, imposed unreasonable conditions on rivals’ access to its network and deterred and prevented its members from using more efficient providers of network services such as the Company. Based on this and other conduct, the counterclaim asserts claims of monopolization, attempt to monopolize, tying, unfair competition, violations of the Cartwright Act, defamation, trade libel, interference with prospective economic advantage, and breach of contract. The Company seeks trebled and punitive damages, attorneys’ fees and costs, restitution and disgorgement, and injunctive relief. The Company believes that it has complied with all of its obligations to Visa and that the allegations in its counterclaim are well founded. On August 16, 2005, the Court denied Visa’s summary judgment motion seeking to establish as a matter of law that Visa is a single entity. On March 2, 2006, the Court entered an order granting the Company’s motion for partial summary judgment, which had the effect of dismissing entirely Visa’s claims against the Company and denying Visa the right to assert in defense of the Company’s antitrust claims that it is a single entity. Visa’s motion for summary judgment that attempts to limit the damages that the Company can recover remains outstanding.

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

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

On or about April 3 and 4, 2003, two purported class action complaints were filed on behalf of the public holders of Concord’s common stock (excluding shareholders related to or affiliated with the individual defendants). The defendants in those actions were certain current and former officers and directors of Concord. The complaints generally alleged breaches of the defendants’ duty of loyalty and due care in connection with the defendants’ alleged attempt to sell Concord without maximizing the value to shareholders in order to advance the defendants’ alleged individual interests in obtaining indemnification agreements related to the securities litigation discussed above and other derivative litigation. The complaints sought class certification, injunctive relief directing the defendants’ conduct in connection with an alleged sale or auction of Concord, reasonable attorneys’ fees, experts’ fees and other costs and relief the Court deems just and proper. On or about April 2, 2003, an additional purported class action complaint was filed by Barton K. O’Brien. The defendants were Concord and certain of its current and former officers and directors. This complaint contained allegations regarding the individual defendants’ alleged insider trading and alleged violations of securities and other laws and asserted that this alleged misconduct reduced the consideration offered to Concord shareholders in the proposed merger between Concord and a subsidiary of the Company. The complaint sought class certification, attorneys’ fees, experts’ fees, costs and other relief the Court deems just and proper. Moreover, the complaint also sought an order enjoining consummation of the merger, rescinding the merger if it is consummated and setting it aside or awarding rescissory damages to members of the putative class, and directing the defendants to account to the putative class members for unspecified damages. These complaints were consolidated in a second amended consolidated complaint filed September 19, 2003 into one action (In Re: Concord EFS, Inc. Shareholders Litigation) in the Shelby County Circuit for the State of Tennessee.

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

On July 2, 2004, Pamela Brennan, Terry Crayton, and Darla Martinez filed a class action complaint on behalf of themselves and all others similarly situated in the United States District Court for the Northern District of California against the Company, its subsidiary Concord EFS, Inc., and various financial institutions (“Brennan”). Plaintiffs claim that the defendants violated antitrust laws by conspiring to artificially inflate foreign ATM fees that were ultimately charged to ATM cardholders. Plaintiffs seek a declaratory judgment, injunctive relief, compensatory damages, attorneys’ fees, costs and such other relief as the nature of the case may require or as may seem just and proper to the court. Five similar suits were filed and served in July, August and October 2004, two in the Central District of California (Los Angeles), two in the Southern District of New York, and one in the Western District of Washington (Seattle). The plaintiffs sought to have all of the cases consolidated by the Multi District Litigation panel. That request was denied by the panel on December 16, 2004 and all cases were transferred to the Northern District Court of California and assigned to a single judge. All cases other than Brennan were stayed. Subsequently, a seventh lawsuit was filed in the District of Alaska, which thereafter was also transferred to the Northern District of California and assigned to the same judge.

In Brennan, on May 4, 2005, the Court ruled on Defendants’ Motion to Dismiss and Motion for Judgment on the Pleadings. The Court did not dismiss the complaint, except for a technical dismissal of the claims against First Data Corporation, Bank One Corporation and JPMorgan Chase. On May 25, 2005, the plaintiffs filed an amended complaint which clarified the basis for alleging that the holding companies, First Data Corporation, Bank One Corporation and JPMorgan Chase, were liable. On July 21, 2005, Concord filed a motion for summary judgment seeking to foreclose claims arising after February 1, 2001—the date that Concord acquired the STAR network. On August 22, 2005, the Court also consolidated all of the ATM interchange cases pending against the defendants in Brennan which will now be referred to collectively as the “ATM Fee Antitrust Litigation.” On December 8, 2005, the judge assigned to the case recused himself and all deadlines previously set were vacated. On February 13, 2006, the case was assigned to a new judge. Concord’s Motion for

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Summary Judgment has been scheduled for hearing on September 15, 2006. The Company intends to vigorously defend the action and an estimate of possible losses, if any, cannot be made at this time.

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

Note 10: Discontinued Operations

The Company divested its 64% ownership of NYCE, an electronic funds transfer network, on July 30, 2004. The sale agreement of NYCE contemplated potential adjustments to the sales price that became estimable in the fourth quarter 2005. The estimated adjustment to the sales price of $28.2 million was recorded in the fourth quarter 2005 and was presented net of the related disposition reserve and taxes in discontinued operations on the Consolidated Statements of Income. During the first quarter of 2006, the adjustment to the sales price was finalized resulting in an additional charge of $1.6 million which was also presented in discontinued operations, and was $1.0 million net of taxes. There were no results from discontinued operations in the first quarter of 2005.

Note 11: Employee Benefit Plans

The following table provides the components of net periodic benefit expense for the defined benefit pension plans:

	Three Months Ended March 31,
(in millions)	2006	2005
Service costs	$2.7	$2.7
Interest costs	14.0	14.7
Expected return on plan assets	(15.7)	(16.1)
Amortization	3.3	3.5

Net periodic benefit expense	$4.3	$4.8

The Company estimates the pension plan contribution for 2006 to be approximately $27 million, $7.4 million of which was contributed to the United Kingdom plan during the three months ended March 31, 2006.

Note 12: Stock-Based Compensation

As discussed in Note 1, effective January 1, 2006, the Company adopted SFAS 123R using the modified prospective method. The following table sets forth total stock-based compensation expense recognized in the noted line items of the Consolidated Statements of Income resulting from stock options, non-vested restricted stock awards, non-vested restricted stock units as well as the employee stock purchase plan (“ESPP”) (in millions except per share amounts):

Three months ended March 31, 2006
Income before income taxes, minority interest, equity earnings in affiliates and discontinued operations	$(23.9)
Income tax benefit from share-based compensation expense	7.4

Income from continuing operations	(16.5)

Net income	(16.5)

Earnings per share:
Basic	$(0.02)
Diluted	$(0.02)

There was no stock-based compensation capitalized during the three months ended March 31, 2006.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

As permitted by SFAS 123 “Accounting for Stock-Based Compensation (“SFAS 123”), during 2005 the Company followed APB Opinion No. 25 under which share-based payments to employees are accounted for using the intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. The Company’s pro forma information for the first quarter of 2005 under SFAS 123, which reflects compensation expense equal to the fair value of the options, restricted stock awards and employee stock purchase plan rights recognized over their vesting period, is as follows (in millions, except per share amounts):

Three months ended March 31, 2005
Reported net income	$374.5
Restricted stock expense included in reported net income, net of tax	0.9
SFAS 123 expense, net of tax	(30.3)

Pro forma net income	$345.1

Reported earnings per share – basic	$0.47
Reported earnings per share – diluted	0.47
Pro forma earnings per share – basic	$0.43
Pro forma earnings per share – diluted	0.43

Certain of the Company’s employee share-based compensation awards have terms that provide for vesting to continue after retirement. Prior to the adoption of SFAS 123R, the Company accounted for this type of arrangement by recognizing pro forma compensation cost over the stated vesting period for the SFAS 123 pro forma disclosures. Upon adoption of SFAS 123R, compensation cost is being recognized over a shorter period that ends with retirement eligibility. The impact of applying the SFAS 123R requirements for accelerated expense recognition would have increased the first quarter 2005 pro forma SFAS 123 compensation expense by $4.7 million, net of tax.

Details of the Company’s stock-based compensation plans are discussed below.

Stock Options and Employee Stock Purchase Plan Rights

FDC has two plans that provide for the granting of stock options to employees and other key individuals who perform services for the Company. A total of 237.8 million shares of common stock have been reserved for issuance under the plans and a total of 33.9 million shares remain available for future grant. The options have been issued at prices equivalent to or in excess of the common stock’s fair market value at the date of grant, generally have 10 year terms and become exercisable in three or four equal annual increments beginning 12 months after the dates of grant. The requisite service period for stock options is the same as the vesting period, with the exception of retirement eligible employees who have shorter requisite service periods which end when the employees become retirement eligible. Compensation expense related to stock options is recognized over the requisite service period.

In December 2005, the Company accelerated vesting of all outstanding unvested stock options granted by the Company to its officers and employees under the Company’s 2002 Long-Term Incentive Plan. The decision to accelerate the vesting of these stock options was made primarily to reduce share-based compensation expense that otherwise likely would be recorded in future periods following the Company’s adoption of SFAS 123R. The Company recognized compensation expense of $11.5 million during the fourth quarter of 2005 related to accelerated vesting. During first quarter 2006, the Company granted stock option awards under its plans for which the Company is recognizing compensation expense in accordance with the provisions of SFAS 123R.

FDGS Holdings, LP (“FDGS”) and its subsidiaries, FDGS L.P. (“FDGS L.P.”), First Data Mobile Payments Limited and Taxware International Inc. (“Taxware”), have long-term incentive plans that provide for the granting of partnership interests to employees and other key individuals. In December 2005, vesting of all shares issued under these plans was accelerated. The following options were outstanding at March 31, 2006 under the plans related to FDGS, FDGS L.P., First Data Mobile Payments Limited and Taxware: 0.2 million, 0.8 million, 0.1 million and 1.5 million, respectively. There were

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

no options granted during the three months ended March 31, 2006 and 2005. The weighted-average exercise prices under the plans related to FDGS, FDGS L.P., First Data Mobile Payments Limited and Taxware are $4, $3, $5 and $1, respectively.

In October 1996, the Company instituted an employee stock purchase plan for which a total of 24.0 million shares have been reserved for issuance, of which 6.5 million shares remain available for future purchase. Amounts accumulated through payroll deductions elected by eligible employees are used to make quarterly purchases of FDC common stock at a 15% discount from the lower of the market price at the beginning or end of the quarter. The fair value of these awards was recognized as compensation expense in the Consolidated Statements of Income for the three months ended March 31, 2006 in accordance with the provisions of SFAS 123R.

The fair value for FDC stock options granted and ESPP rights during the period was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Stock Options		ESPP
	Three months ended March 31,		Three months ended March 31,
	2006	2005 (a)	2006	2005 (a)
FDC:
Risk-free interest rate	4.59%	4.03%	4.70%	2.32%
Dividend yield	0.58%	0.57%	0.58%	0.57%
Volatility	23.7%	35.3%	23.5%	19.8%
Expected term (in years)	5	7	0.25	0.25
Fair value	$12	$16	$9	$8

(a)	Assumptions used to calculate pro forma compensation expense under SFAS 123 discussed above.

Expected volatility – Prior to 2006, the Company used historical volatility to estimate the grant-date fair value of stock options and ESPP rights. The Company changed its method of estimating expected volatility for all stock options granted and ESPP rights after January 1, 2006 to implied volatility. The change in assumption, made in conjunction with the adoption of SFAS 123R, is expected to result in a more accurate estimate of the grant-date fair value of employee stock options. The Company calculates implied volatility on a daily basis using the Black-Scholes option pricing model. This calculation incorporates the market prices of a variety of traded options, the market price of the Company’s stock, the exercise price and remaining term of the traded options, the expected dividends, and the risk-free rate. The traded options used are similar in exercise price to awards granted to employees, are near-the-money, and typically have a remaining maturity of greater than one year. For each grant, the Company uses the average of the daily implied volatilities for the six months preceding the grant date. Using implied volatility versus historical volatility to value the stock options granted in first quarter 2006 resulted in a decrease in the total grant-date fair value of approximately $21 million.

Expected dividend yield – The dividend yield is the calculation of a rolling 12 month average stock price divided by the annualized dividend amount of $0.24.

Expected term – The Company aggregates stock option awards into classes. For each class, the expected term is primarily based on the results of a study performed on the historical exercise and post-vesting employment termination behavior for similar grants. The expected terms are as follows: 4.5 year life for employees (Non-Board of Directors, Non-Executives), 7 year life for the Board of Directors and 7.5 year life for the Executive Committee. The decrease in the expected term of stock option awards resulted from the timing of grants to employees. The expected term of ESPP rights is 0.25 years as purchase rights are achieved over the course of the quarter in which the employee participates in the employee stock purchase plan. Once the shares have been purchased, the employee can sell their respective shares.

Risk-free interest rate – The risk-free rate for stock options granted during the period is determined by using a zero-coupon U.S. Treasury rate for the period that coincides with the expected terms listed above. The risk free rate for ESPP rights is determined by using a 3-month maturity U.S. Treasury bond.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

A summary of FDC stock option activity for the three months ended March 31, 2006 is as follows (options and aggregate intrinsic value in millions):

	2006
	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1	70.8	$36
Granted	10.4	$44
Exercised	(15.3)	$30
Cancelled / Forfeited	(0.5)	$48

Outstanding at March 31	65.4	$39	7 years	$633.9

Options exercisable at March 31	52.1	$37	6 years	$584.3

The total intrinsic value of stock options exercised during the three months ended March 31, 2006 and 2005 was $246.6 million and $15.4 million, respectively. As of March 31, 2006, there was $92.2 million of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of four years.

The company received $467.6 million and $48.4 million in cash proceeds related to the exercise of stock options and ESPP purchases during the three months ended March 31, 2006 and 2005, respectively. In addition, the Company realized total tax benefits from stock option exercises of $90.7 million and $5.8 million for the three months ended March 31, 2006 and 2005, respectively, which were recorded as increases to the “Additional paid-in capital” line item of the Consolidated Balance Sheets. The adoption of SFAS 123R also resulted in reflecting the excess tax benefit from the exercise of stock-based compensation awards in cash flows from financing activities. For the three months ended March 31, 2006, the excess tax benefit from stock-based compensation awards of $53.5 million was reflected as a use of cash in cash flows provided by operating activities and a source of cash in cash flows used in financing activities in the Consolidated Statements of Cash Flows.

Upon the exercise of stock options, shares of common stock are issued from treasury stock. The Company maintains a systematic buyback program with its purchasing agent. The Company has set up a graduated scale of shares to purchase based on the number of shares currently held in treasury stock.

Restricted Stock Awards and Restricted Stock Units

During the first quarter of 2006, the Company implemented a new incentive compensation plan for certain employees which provides for the issuance of restricted stock awards or restricted stock units upon the achievement of certain performance criterion. Once the performance criterion is met, which the Company currently deems probable, the awards will vest at 33% per year on the anniversary date of the grant. The fair value of the awards granted in February 2006 was measured based on the market value of the shares on the date of grant and is being amortized over three years.

In 2005, the Company awarded 550,000 shares of restricted stock to executive officers. Generally, the stock awards vest, if the executive officers are still employed by the Company at the time, at 25% per year on the anniversary date of the grant. Vesting may be accelerated pursuant to the terms of the 2002 Long-Term Incentive Plan. The fair value of the 2005 grant of $21.2 million was measured based on the market value of the shares on the date of grant and is being amortized over four years. Upon retiring from the Company in 2005, Mr. Fote’s, the former Chief Executive Officer, 2005 stock award was accelerated and all associated unamortized expense was recognized.

In February 2004, the Company awarded 460,000 shares of restricted stock to executive officers. The stock awards vest, if the executive officers are still employed by the Company at the time, on the earlier of (i) February 25, 2009 or (ii) at any time after February 25, 2007 if on each trading day during the previous 30-day period the highest intra-day trading price of the Company’s common stock on the New York Stock Exchange is equal to or greater than $70.00 per share. Vesting may be accelerated pursuant to the terms of the 2002 Long-Term Incentive Plan. The fair value of the 2004 grant of $18.8 million was measured based on the market value of the shares on the date of grant and is being amortized over five years. As noted above, the vesting of Mr. Fote’s 2004 stock awards was also accelerated and all associated unamortized expense was recognized.

Through March 31, 2006, 120,000 and 50,000 of the 2005 and 2004 restricted stock awards, respectively, had been forfeited or cancelled.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

A summary of FDC restricted stock award and restricted stock unit activity as of March 31, 2006 is as follows (awards/units in millions):

	2006
	Awards/Units	Weighted- Average Grant-Date Fair Value
Non-vested at January 1	0.6	$41
Granted	1.0	$46
Vested	(0.1)	$40
Forfeited	(0.0)	$40

Non-vested at March 31	1.5	$44

The total fair value of shares vested (measured as of the date of vesting) during the three months ended March 31, 2006 and 2005 was $2.7 million and $1.0 million, respectively. As of March 31, 2006, there was $57.2 million of total unrecognized compensation cost related to non-vested restricted stock awards and restricted stock units which is expected to be recognized over a weighted-average period of three years.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ITEM 2.

Overview

First Data Corporation (“FDC” or “the Company”), with headquarters in Greenwood Village, Colorado, operates electronic commerce and payment services businesses providing money transfer; merchant transaction processing and acquiring; and credit, retail and debit card issuing and processing services. In November 2005, Charles T. Fote, the Chief Executive Officer, President and Chairman of the Board of Directors of FDC, retired. Henry C. Duques was named the Company’s Chief Executive Officer in November 2005 and became the Chairman of the Board of Directors on January 1, 2006. In connection with this change in leadership, changes were made to the Company’s senior management and organization of the business. Beginning in 2006, the chief operating decision maker, which is the Company’s Executive Committee consisting of the Chief Executive Officer and Executive Vice Presidents, began making strategic and operating decisions with regards to assessing performance and allocating resources based on a new segment structure. FDC now operates in five business segments: Western Union, First Data Commercial Services, First Data Financial Institution Services, First Data International and Integrated Payment Systems. A summary of these segments follows:

•	The Western Union segment is comprised of the consumer-to-consumer money transfer businesses and consumer-to-business payment services. The Western Union segment includes most of the businesses that will be part of the spin-off noted below. The consumer-to-consumer money transfer businesses provide more than 80% of the segment’s revenue by providing money transfer services to people who periodically send funds to family and friends in other locations, or send or receive cash quickly in emergency situations. Consumer-to-business offers several cash and e-commerce bill payment services, including enabling transferring payments from consumers to utility companies, collection agencies, finance companies, mortgage lenders, and other billers.

•	The First Data Commercial Services segment is comprised of businesses that provide merchant acquiring and processing, debit network acquiring and processing, check verification and guarantee, and prepaid card services. Merchant acquiring operations are the largest components of the segment’s revenue, facilitating the merchants’ ability to accept credit and debit cards by authorizing, capturing, and settling merchants’ credit, debit, stored-value and loyalty card transactions. A majority of these services are offered through joint ventures and similar alliance arrangements with financial institutions.

•	The First Data Financial Institution Services segment is comprised of businesses that provide credit and retail card processing, debit processing, output services and remittance processing services. The credit and retail card processing and debit processing businesses provide customer account management services to financial institutions and other organizations offering branded credit cards, branded debit cards and retail private label cards to consumers and businesses. The output services business provides printing and embossing services to clients processing accounts on the Company’s platform as well as those using alternative platforms. The remittance processing business processes remittances for third-party organizations. The largest components of revenue consist of account management fees, transaction authorization and posting, network switching and reimbursable postage.

•	The First Data International segment is comprised of businesses that provide credit, debit and prepaid card processing; merchant acquiring and processing; and ATM and point-of-sale (“POS”) processing, driving, acquiring and switching services, outside of the United States. The largest components of the segment’s revenue are facilitating the merchants’ ability to accept credit and debit cards by authorizing, capturing, and settling merchants’ credit, debit, stored-value and loyalty card transactions as well as transaction authorization and posting, network switching and account management.

•	The Integrated Payment Systems segment’s most significant operations involve the issuance of official checks and financial institution money orders by agents which are typically banks or other financial institutions. Official checks serve as an alternative to a bank’s own disbursement items such as cashiers or bank checks. A large component of revenue is earnings on invested funds which are pending settlement.

As noted above, the Company’s reporting segments were reorganized in the first quarter 2006. Although the segments have changed, a detailed discussion regarding the businesses that comprise the Company’s segments, the business strategies

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

of the Company and the businesses within the segments, business trends affecting the Company and certain risks inherent in the Company’s business, is listed in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

First Quarter 2006 Financial Summary

Significant financial and other measures for the quarter ended March 31, 2006 include:

•	Total revenues increased 10% from first quarter 2005 with Western Union segment revenue growing 16% and Commercial Services segment revenue growing 9%. Diluted earnings per share from continuing operations increased 2%, trailing revenue growth partially due to a litigation settlement, incremental interest expense, and the adoption of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” (“SFAS 123R”) in 2006 compared to an investment gain in 2005.

•	Cash flows from operating activities increased 19% to $621.8 million. During the first quarter 2006, the Company disbursed $32.5 million for current year business and portfolio acquisitions and $143.2 million in capital expenditures.

•	Consumer-to-consumer money transfer transactions increased 31% to 33.3 million. Domestic merchant transactions increased 15% to 5.8 billion. Domestic debit issuer transactions increased 13% to 2.1 billion. International transactions increased 84% to 955 million.

Spin-off of Western Union

On January 26, 2006, the Company announced its intention to separate the Western Union money transfer business into an independent publicly traded company through a spin-off of 100% of Western Union to FDC shareholders (“the spin-off”). The spin-off is intended to be tax free to the shareholders and completion is expected in the fourth quarter of 2006. The spin-off is subject to certain conditions, including regulatory approvals, the receipt of a favorable tax ruling from the Internal Revenue Service and final approval by FDC’s Board of Directors.

Upon completion of the spin-off, the shareholders will have separate ownership interests in FDC and Western Union. Western Union will consist of the consumer-to-consumer and consumer-to-business money transfer businesses (including the Western Union, Vigo and Orlandi Valuta brands) and related businesses. FDC and Western Union each will be independent and have separate public ownership, boards of directors and management. To facilitate Western Union’s separation from FDC, FDC will provide certain services to Western Union during a transition period following completion of the spin-off. Additionally, the Company and Western Union will enter into arms length commercial services agreements in the normal course of business. The Company will incur incremental costs associated with the spin-off. These costs will be included in operating expenses in the period incurred.

2006 Acquisitions and Alliances

•	The Company created a joint venture on January 31, 2006 with Banca Nazionale del Lavoro (“BNL”) to provide merchant acquiring services for Italian merchants. The Company has a 49% ownership interest in the alliance and accounts for it under the equity method of accounting within the First Data International segment.

•	In March 2006, the Company acquired substantially all the assets of ClearCheck, Inc., a full-service provider of return check management systems for major retailers and supermarkets across the United States. ClearCheck is reported as part of the First Data Commercial Services segment.

•	The Company signed an agreement in December 2005 to acquire Gesellschaft fur Zahlungssysteme (“GZS”), a German processor of cashless, card-based payment transactions. Completion of this transaction is expected to occur in mid 2006.

Adoption of SFAS 123R

The Company adopted SFAS 123R following the modified prospective method effective January 1, 2006. SFAS 123R requires all share-based payments to employees to be recognized in the income statement based on their respective grant date fair values over the

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

corresponding service periods and also requires an estimation of forfeitures when calculating compensation expense. The adoption of SFAS 123R had a basic and diluted earnings per share (“EPS”) impact of $0.02 on the Company’s results of operations for the three months ended March 31, 2006. Stock-based compensation accounted for under SFAS 123R is expected to impact earnings per share by approximately $0.07 for the full year 2006. Included in this expectation is a new incentive compensation plan implemented in the first quarter 2006 for certain employees which provides for the issuance of restricted stock awards or restricted stock units upon the achievement of certain performance criterion. The current compensation structure, or changes therein, could result in an increase in the impact of SFAS 123R in 2007.

Prior to the adoption of SFAS 123R, the Company followed APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in its accounting for stock compensation. Stock compensation expense recognized in 2005 impacted net income by $13.6 million resulting from restricted stock expense and the effect of accelerated vesting of certain stock options (see discussion below) and restricted stock awards.

In December 2005, the Company accelerated vesting of all outstanding unvested stock options granted by the Company to its officers and employees under the Company’s 2002 Long-Term Incentive Plan. The decision to accelerate the vesting of these stock options was made primarily to reduce share-based compensation expense that otherwise likely would be recorded in future periods following the Company’s adoption of SFAS 123R. The Company recognized compensation expense of $11.5 million during the fourth quarter of 2005 related to accelerated vesting.

Refer to Note 12 of the Company’s Consolidated Financial Statements in Item 1 for a complete discussion of the Company’s stock-based compensation plans and the adoption of SFAS 123R.

Results of Operations

The following discussion for both results of operations and segment results refers to the three months ended March 31, 2006 versus the same period in 2005. As discussed above in “Overview,” results of operations reflect the segment realignments. Consolidated results should be read in conjunction with segment results, which provide more detailed discussions concerning certain components of the Consolidated Statements of Income. All significant intercompany accounts and transactions have been eliminated in the Consolidated Statements of Income.

Consolidated Results

	Three months ended March 31,				Change
(in millions)	2006	% of Total Revenue	2005	% of Total Revenue	Amount	%
Revenues:
Transaction and processing service fees	$2,193.3	81%	$2,031.0	82%	$162.3	8%
Investment income, net	(13.0)	0%	(12.8)	0%	(0.2)	(2%)
Product sales and other	181.2	6%	146.0	6%	35.2	24%
Reimbursable debit network fees, postage and other	340.3	13%	302.1	12%	38.2	13%

	$2,701.8	100%	$2,466.3	100%	$235.5	10%

Expenses:
Cost of services	$1,330.4	49%	$1,203.6	49%	$126.8	11%
Cost of products sold	66.6	2%	59.6	2%	7.0	12%
Selling, general and administrative	407.5	15%	390.4	16%	17.1	4%
Reimbursable debit network fees, postage and other	340.3	13%	302.1	12%	38.2	13%
Other operating expenses, net	16.4	1%	(0.9)	0%	17.3	NM

	$2,161.2	80%	$1,954.8	79%	$206.4	11%

Operating revenues overview

The following provides highlights of revenue growth while a more detailed discussion is included in the “Segment Results” section below:

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Transaction and processing service fees

•	Western Union segment– Increased revenue was driven by growth in consumer-to-consumer money transfer transactions for the quarter ended March 31, 2006. Increased money transfers at existing Western Union agent locations and, to a lesser extent, agent location additions drove additional transaction volume growth. The acquisition of Vigo in the fourth quarter 2005 also contributed to consumer-to-consumer revenue growth. Increased consumer-to-business transactions and revenue contributed positively to Western Union segment revenue growth.

•	First Data Commercial Services segment– Revenue increased due to internal growth of existing clients, increased transaction volumes, new alliances and increased debit network fees associated with the merchant acquiring business. TeleCheck negatively impacted this growth rate as did STAR account deconversions.

•	First Data Financial Institution Services segment– Revenue declined in 2006 mostly due to deconversions that occurred in 2005 offset partially by growth from existing clients and new business.

•	First Data International segment– Revenue increased most significantly from acquisitions followed by internal growth of existing clients partially offset by a negative impact from foreign currency rate fluctuations. The 2005 acquisitions included EuroProcessing International (“EPI”), Austrian Payment Systems Services GmbH (subsequently renamed “First Data Austria”), Korea Mobile Payment Services (subsequently renamed “First Data Korea”) and the alliances formed with International Card Services (“ICS”) and Bank of Western Australia Limited (“BWA”).

Investment income, net

•	Negative investment income in both 2006 and 2005 was driven by the Integrated Payment Systems segment’s official check business. Rising interest rates caused commissions paid to official check agents to increase partially offset by increased investment income and lower realized losses on derivative instruments used to hedge the commissions. Investment earnings growth at Commercial Services in 2006 also partially offset the decline caused by the official check business.

Product sales and other

•	The increase in product sales and other revenue in the quarter ended March 31, 2006 was driven by domestic terminal sale and leasing revenue, patent royalty fees and 2005 acquisitions. Other items, not individually significant, partially offset these items.

Reimbursable debit network fees, postage and other

•	The increases in reimbursable debit network fees, postage and other revenue and the corresponding expense was due entirely to increases in debit network fees resulting from higher volumes and rate increases imposed by the debit networks. Postage revenue remained flat for the quarter in comparison to the first quarter of 2005 as lost business was offset by new business and the postage rate increase effective in January 2006.

Operating expenses overview

Cost of services

•	The majority of the increase in cost of services was attributable to an increase in Western Union agent commissions corresponding to revenue growth. Also contributing to the increase was compensation expenses related to stock options and the employee stock purchase plan (“ESPP”) recognized since the adoption of SFAS 123R on January 1, 2006 partially offset by lower bonus accruals. The Company anticipates recording higher bonus accruals in the second quarter 2006 in comparison to second quarter 2005 which, if recorded, would negatively impact second quarter results on a consolidated and segment basis. The results of the 2005 acquisitions of Vigo, EPI, First Data Austria and First Data Korea also contributed to growth in cost of services. Cost of services as a percentage of revenue remained relatively consistent.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Cost of products sold

•	The increase in 2006 is attributable to increases in costs associated with the sale and leasing of terminals, as well as the inclusion of the 2005 acquisitions of First Data Austria and First Data Korea.

Selling, general and administrative

•	Selling, general and administrative expenses increased mostly due to the results of the 2005 acquisitions, expenses related to stock options and the ESPP, and increases in other employee related expenses. Bonus accruals noted in cost of services had a similar impact on selling, general and administrative expenses. Selling, general and administrative expenses as a percentage of revenue slightly declined as there was a reduction in legal costs and outside services in 2006 as well as the cost savings associated with the 2005 year end restructuring that partially offset the increases noted above.

Other operating expenses, net

Other operating expenses related to restructuring, asset impairments, litigation and regulatory settlements and other charges totaled a net charge of $16.4 million and a net benefit of $0.9 million for the three months ended March 31, 2006 and 2005, respectively.

2006 Activities

Restructuring

Restructuring charges during the first three months of 2006 related to a facility closure associated with restructuring actions taken in the fourth quarter of 2005. The facility was vacated as of March 31, 2006. Offsetting the charges are reversals of prior period restructuring accruals of $1.2 million.

The following table summarizes the Company’s utilization of restructuring accruals for the three months ended March 31, 2006 (in millions):

	Employee Severance	Facility Closure
Remaining accrual at January 1, 2006	$70.9	$2.8
Expense provision	—	0.4
Cash payments and other	(20.2)	(0.9)
Changes in estimates	(1.2)	—

Remaining accrual at March 31, 2006	$49.5	$2.3

Litigation and regulatory settlements

In the first quarter 2006, the Company recorded a $15.0 million settlement associated with a patent infringement lawsuit against TeleCheck, clearing all past and future claims.

Other

The Company recorded $2.4 million of direct external costs incurred related to the spin-off of Western Union. In addition, the Company reversed $0.2 million of accruals related to other charges taken in 2005.

2005 Activities

Impairments

The Company recognized a gain of $1.0 million in All Other and Corporate resulting from the subsequent sale of assets previously impaired.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Litigation and regulatory settlements

Western Union recorded a regulatory settlement charge of $1.5 million which was substantially offset by the reversal of an unutilized reserve established in 2000 for the settlement of a lawsuit also for Western Union.

Interest income

Interest income increased in the first quarter 2006 compared to the first quarter 2005 due to interest earned on a loan to a Western Union agent.

Interest expense

Interest expense increased in 2006 as a result of higher average debt balances in the current period related to the issuance of $1 billion in debt in May 2005 as well as higher interest rates, offset partially by a decrease in commercial paper balances.

Investment gains and losses, net

During the three months ended March 31, 2005 the Company recognized a gain of $21.4 million on the sale of CheckFree Corporation common stock, net of charges to exit the related hedging instruments, as well as gains on the sales of other strategic investments.

Divestitures, net

During the three months ended March 31, 2006, the Company recognized gains on the sale of corporate aircraft and the assets of BidPay.com. During the three months ended March 31, 2005 the Company recognized a gain on the sale of a small business and reversed $3.8 million of divestiture accruals due to the expiration of certain contingencies.

Income taxes

FDC’s effective tax rate on pretax income from continuing operations was 27.7% for both the three months ended March 31, 2006 and 2005, respectively. The calculation of the effective tax rate includes most of the equity earnings in affiliates and minority interest in pretax income. Most of the minority interest and equity earnings relate to entities that are considered pass-through entities for income tax purposes.

Minority interest

Minority interest increased due to the ICS alliance and First Data Korea acquisition as well as increased earnings in several other businesses.

Equity earnings in affiliates

The increase in equity earnings in affiliates resulted from increased transaction volume.

Diluted earnings per share

Diluted EPS from continuing operations increased due to the items noted above as well as a reduction in the weighted-average shares outstanding resulting most significantly from the Company purchasing shares of common stock under its stock repurchase program during 2005.

Segment Results

For a detailed discussion of the Company’s principles regarding its operating segments, refer to “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Western Union Segment Results

	Three months ended March 31,				Change
(in millions)	2006	% of Segment Revenue	2005	% of Segment Revenue	Amount	%
Revenues:
Transaction and processing service fees	$1,034.2	97%	$897.7	98%	$136.5	15%
Other revenues	26.7	3%	20.5	2%	6.2	30%

Total revenue	$1,060.9	100%	$918.2	100%	$142.7	16%

Operating profit	$336.8		$298.2		$38.6	13%
Operating margin	32%		32%		0 pt
Key indicators:
Consumer-to-consumer money transfer transactions (a)	33.26		25.34		7.92	31%
Consumer-to-business transactions (b)	44.30		39.59		4.71	12%

(a)	Consumer-to-consumer money transfer transactions include consumer-to-consumer money transfer services worldwide.

(b)	Consumer-to-business transactions include Quick Collect, EasyPay, PhonePay, Paymap’s Just-in-Time and Equity Accelerator services, and E Commerce Group’s SpeedPay transactions directly processed by E Commerce Group.

Summary

Western Union segment revenue growth consisted of consumer-to-consumer money transfer revenue growth of 18% and consumer-to-business revenue growth of 5% for the three months ended March 31, 2006 over the same period in 2005 driven by increased transactions.

Transaction and processing service fee and other revenue

The following table illustrates the different components of consumer-to-consumer and consumer-to-business revenues as a percentage of the combined total for the three months ended March 31, 2006 and 2005:

	Three months ended March 31,
	2006	2005
Consumer-to-consumer
International (a)	62%	61%
Domestic (b)	15%	17%
Mexico (c)	8%	6%
Consumer-to-business	15%	16%

Total	100%	100%

(a)	Represents transactions between and within foreign countries (excluding Canada), transactions originated in the U.S. destined for foreign countries and foreign country transactions destined for the U.S. Excludes all transactions between or within the U.S. and Canada and U.S. outbound transactions destined for Mexico as reflected in (b) and (c) below.

(b)	Represents all transactions between and within the U.S. and Canada.

(c)	Represents U.S. outbound transactions destined for Mexico.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Consumer-to-consumer

The table below illustrates performance indicators for the consumer-to-consumer money transfer business for the three months ended March 31, 2006 and 2005. Revenues and transactions for 2006 include the impact of Vigo. A column presenting the beneficial impact of Vigo on the 2006 growth rates is provided to allow for an easier comparison to the 2005 results.

	Three months ended March 31,
	2006	2006 Impact of Vigo	2005
Consumer-to-consumer money transfer revenue growth	18%	4%	15%
International money transfer revenue growth	18%	3%	19%
Mexico money transfer revenue growth	54%	34%	15%
Domestic money transfer revenue growth	5%	—	2%
Consumer-to-consumer money transfer transaction growth	31%	9%	18%
International money transfer transaction growth	35%	7%	23%
Mexico money transfer transaction growth	55%	38%	17%
Domestic money transfer transaction growth	5%	—	3%
Agent locations (end of period)	274,000	19,000	225,000

Consumer-to-consumer money transfer revenue growth in the first quarter 2006 over the same period 2005 was driven by international and Mexico. The acquisition of Vigo was completed in the fourth quarter 2005 and contributed $31.4 million in revenue in the first quarter 2006.

International money transfer transaction growth in the first quarter 2006 was driven most significantly from growth in the U.S. and European outbound businesses. The international business also included strong growth in key inbound markets: China, India and the Philippines. International intra-transactions more than doubled compared to the prior year period driven by the Philippines and Chile. International transaction growth included increased transactions in each major region of the world. China’s transaction growth rate was 39% and India’s transaction growth rate was 96% for the first quarter 2006.

International revenue growth was impacted negatively by exchange rates. For the quarter ended March 31, 2006, the exchange rates between the euro and the U.S. dollar resulted in a year-over-year reduction to revenue of $9.7 million compared to a $13.7 million benefit in 2005, assuming a constant exchange ratio (i.e., as if there was no change in exchange rates from the same period in the previous year) between the euro and the U.S. dollar. On a euro-adjusted basis, first quarter 2006 international revenue grew 20% compared to 16% in the first quarter 2005, with Vigo contributing 3% to the 2006 growth. The negative year-over-year impact from the euro is the largest single factor impacting the change in spread between international transaction growth and revenue growth in the first quarter 2006 compared to the spread in the prior year period. The change in the spread also was impacted by growth in lower revenue per transaction international intra-transactions. Consumer-to-consumer pricing adjustments were relatively consistent as a percentage of revenue compared to 2005.

Growth in Mexico money transfer transactions for the quarter ended March 31, 2006 was driven by the acquisition of Vigo and growth in Western Union branded transactions. The Western Union branded Mexico business remained strong with revenue growth of 27% for the first quarter 2006, consistent with the fourth quarter 2005 and up from 21% in the first quarter 2005. Domestic, including westernunion.com, transaction growth in the first quarter 2006 over the same period 2005 remained in line with growth rates observed for the full year 2005.

Contributing to the increase in total consumer-to-consumer money transfer revenue and transaction growth was the number of agent locations, the growth in transactions at existing agent locations, and marketing campaigns promoting Western Union services. The Company had several key agent signings including ChilExpress’ intra-country business, Travelex locations worldwide, new Russia Post locations, and additional Irish Post locations. These agent locations, which were activated in the first quarter, did not have a significant effect on the current quarter’s results. The primary driver of total Western Union growth continues to be existing agent locations. Western Union’s U.S. same-store-sales transaction growth, which includes domestic transactions, transactions destined for Mexico and other countries, and westernunion.com, was 16% in the first quarter 2006 compared to the same period in 2005. In line with the Company’s strategic objective of building the Western Union brand, marketing expenditures increased during 2006.

The majority of transaction growth is derived from more mature agent locations as new agent locations contribute only marginally to revenue growth in the first few years of their operation. Increased productivity, measured by transactions per location, often is experienced as locations mature, with agents becoming very productive after five years. The Company believes that new agent locations will help drive growth by increasing the number of locations available to send and receive money. However, the number of send and pay transactions at an agent location can vary significantly due to such factors as customer demographics around the location, immigration patterns, the location’s class of trade, hours of operation, length of time the location has been offering Western Union services, regulatory limitations and competition. For example, as of March 31, 2006 approximately 85% of the combined locations in the U.S., Canada, and Western Europe, experienced transaction activity in the last twelve months. In the developing region of Asia and other areas that are predominantly receive locations, approximately 65% of locations experienced transaction activity in the last twelve months. The Company periodically reviews locations to determine whether they remain enabled to complete money transfer transactions.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Consumer-to-business

The following table illustrates performance indicators for the consumer-to-business bill payment business for the three months ended March 31, 2006 and 2005:

	Three months ended March 31,
	2006	2005
Consumer-to-business transaction growth	12%	8%
Consumer-to-business revenue growth	5%	1%

Both transaction and revenue growth improved over 2005 as a result of strong growth in electronic bill payments. Most of the growth was driven by the SpeedPay products. The growth rate also was benefited by the Quick Collect cash payments product experiencing a slower rate of decline in the first quarter of 2006 versus the first quarter of 2005. Demand for the Company’s consumer-to-business bill payment services continues to shift from traditional cash payment services to electronic bill payment services although the cash payment service is stabilizing.

Operating profit

Western Union’s operating profit increased as a result of the items noted above. The operating margins declined due to the lower margin Vigo transactions. Vigo adversely impacted operating margin for the first quarter 2006 by 1 percentage point.

First Data Commercial Services Segment Results

	Three months ended March 31,				Change
(in millions)	2006	% of Segment Revenue	2005	% of Segment Revenue	Amount	%
Revenues:
Transaction and processing service fees	$504.4	54%	$492.5	58%	$11.9	2%
Check services	78.2	8%	82.1	10%	(3.9)	(5)%
Product sales and other	95.3	10%	77.5	9%	17.8	23%
Reimbursable debit network fees, postage and other	184.9	20%	148.1	17%	36.8	25%
Equity earnings in affiliates	59.7	6%	49.1	6%	10.6	22%
Other revenue	11.9	2%	5.7	—	6.2	109%

Total revenue	$934.4	100%	$855.0	100%	$79.4	9%

Operating profit	$214.4		$173.4		$41.0	24%
Operating margin	23%		20%		3 pts
Key indicators:
Domestic merchant transactions (a)	5,833.9		5,092.0		741.9	15%

(a)	Domestic merchant transactions include acquired Visa and MasterCard credit and signature debit, PIN-debit, electronic benefits transactions (“EBT”), and processed-only or gateway customer transactions at the POS. Domestic merchant transactions also include acquired ATM transactions, gateway transactions at ATMs, and STAR PIN-debit POS transactions received from other acquirers.

Summary

First Data Commercial Services segment revenue increased in the first quarter 2006 driven most significantly by merchant acquiring and related services. Growth was driven by internal growth of existing clients, increased transaction volumes, new alliances and increased debit network fees. TeleCheck and STAR account deconversions negatively impacted growth.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Transaction and processing service fee revenue and equity earnings in affiliates

The components of transaction and processing service fee revenue and equity earnings in affiliates for the three months ended March 31, 2006 and 2005, respectively, are:

	Three months ended March 31,		Change
(in millions)	2006	2005	Amount	%
Acquiring revenue	$425.6	$411.5	$14.1	3%
Prepaid	26.9	23.8	3.1	13%
Processing revenue charged to unconsolidated merchant alliances	51.9	57.2	(5.3)	(9)%

Total transaction and processing revenue	504.4	492.5	11.9	2%
Equity earnings in affiliates	59.7	49.1	10.6	22%

Total transaction and processing revenue and equity earnings in affiliates	$564.1	$541.6	$22.5	4%

The increase in acquiring revenue in the first quarter 2006 was driven by increases in transaction volume due to strong consumer spending at the point of sale, solid sales productivity, and increased locations of existing merchant clients. Also contributing to growth were improved merchant attrition and the growth of new alliances. Partially offsetting acquiring revenue growth was STAR account deconversions in 2005.

Merchant PIN-debit transactions, including acquired and STAR network transactions, account for approximately 24% and 25% of total domestic merchant transactions for the quarters ended March 31, 2006 and 2005, respectively. The Company continues to see a shift in consumer behavior toward the use of PIN-debit cards from credit, signature debit, checks and cash. Strong growth in PIN-debit is expected to continue with further penetration of PIN-debit capabilities at the Company’s regional and large national merchant clients. Despite the historical trend of being the fastest growing type of transaction, the Company’s growth rate for PIN-debit slowed beginning in mid-2005 due to a national merchant routing a portion of its PIN-debit transactions directly to a network provider.

The spread between the transaction growth rate and revenue growth rate is caused most significantly by the mix of merchants. Most of the disparity is within the segment’s portfolios of national merchants which drive significant transaction growth and experience the most price compression. Also contributing to this spread is a lower average transaction amount due to increased usage at merchants such as quick service restaurants and PIN-debit growth outpacing credit growth. The segment has historically experienced three to five percent annual price compression on average, with price compression for the national merchants being higher.

Transaction and revenue growth in prepaid products continues due to the signing of new merchants and continued growth of existing merchant clients. Decreased processing revenue charged to unconsolidated merchant alliances is largely a result of restructuring agreements associated with the Chase Paymentech Solutions, LLC and PNC Merchant Services alliances. The impact of the changes is partially offset by increases in equity earnings and product sales and other revenue. The increase in equity earnings principally resulted from increased transaction volume.

Check services revenue

The decrease in check services revenue results from the general decline in the paper check verification and guarantee volumes offset in part by increased revenues from collection services provided for a national merchant.

Product sales and other revenue

The majority of the increase in product sales and other revenues was driven by increased POS terminal sales and leasing operations. Other sources of revenue had substantially no impact on a net basis with no single item being significant.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Reimbursable debit network fees, postage and other

The increase in reimbursable debit network fees, postage and other was due to growth in debit network fees. The increase in debit network fees was driven by the continued growth of the PIN-debit transactions noted above as well as rate increases imposed by the debit networks offset partially by a national merchant routing a portion of its PIN-debit transactions directly to the network provider.

Operating profit

First Data Commercial Services segment operating profit and margins increased in the first quarter of 2006 compared to the first quarter of 2005 due to the merchant acquiring business as well as increased operating profit for TeleCheck. In addition to the items noted above the reduction of integration expenses in the current period versus 2005 benefited operating profit growth by approximately 13 percentage points and operating margin by 3 percentage points. Also benefiting this growth was reduced payroll expenses due to fourth quarter 2005 restructuring activities.

In the first quarter 2006, the company recorded a $15.0 million settlement charge associated with a patent infringement claim against TeleCheck. This charge was excluded from the Commercial Services segment operating profit and the related growth rates discussed above and recorded as “Litigation and regulatory settlements” operating expense on the Consolidated Statements of Income.

First Data Financial Institution Services Segment Results

	Three months ended March 31,				Change
(in millions)	2006	% of Segment Revenue	2005	% of Segment Revenue	Amount	%
Revenues:
Transaction and processing service fees	$288.7	65%	$307.7	65%	$(19.0)	(6)%
Product sales and other	3.7	1%	9.5	2%	(5.8)	(61)%
Reimbursable postage and other	152.8	34%	153.4	33%	(0.6)	—

Total revenue	$445.2	100%	$470.6	100%	$(25.4)	(5)%

Operating profit	$84.3		$87.6		$(3.3)	(4)%
Operating margin	19%		19%		0 pts
Key indicators:
Domestic active card accounts on file (end of period) (a)
Bankcard	30.3		43.4		(13.1)	(30)%
Retail	57.2		56.6		0.6	1%

Total	87.5		100.0		(12.5)	(13)%

Domestic card accounts on file (end of period)
Bankcard	66.5		88.8		(22.3)	(25)%
Retail	259.2		233.5		25.7	11%
Debit	100.0		87.0		13.0	15%

Total	425.7		409.3		16.4	4%

Domestic debit issuer transactions (b)	2,074.5		1,839.5		235.0	13%

(a)	Domestic active card accounts on file include customer accounts that had a balance or any monetary posting or authorization during the last month of the quarter.

(b)	Domestic debit issuer transactions include Visa and MasterCard signature debit, STAR ATM, STAR PIN-debit POS, and ATM and PIN-debit POS gateway transactions.

Summary

The First Data Financial Institution Services segment revenue and operating profit decreased due most significantly to deconversions that occurred in 2005 offset partially by growth from existing clients and new business.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

The Company converted 5.5 million accounts during the first quarter of 2006 and also increased accounts through internal growth. At March 31, 2006, the Company had approximately 110 million accounts in the pipeline, the majority of which are co-branded credit (also referred to as “co-branded bankcard”) and retail accounts. Total domestic card accounts on file at the end of 2006 are expected to be approximately 570 million.

Revenue growth rates will be impacted adversely by the previously mentioned deconversions through the third quarter of 2006. The impact of these deconversions will be marginally offset by conversions in the second and third quarters.

Transaction and processing service fee revenue

Components of transaction and processing service fee revenue

	Three months ended March 31,		Change
(in millions)	2006	2005	Amount	%
Credit and retail card processing	$97.8	$118.4	$(20.6)	(17)%
Debit processing	104.0	103.9	0.1	—
Output services	63.3	63.2	0.1	—
Remittance processing services	23.6	22.2	1.4	6%

Total	$288.7	$307.7	$(19.0)	(6)%

Credit and retail card processing revenue

Credit and retail card processing revenue decreased in the first quarter 2006 compared to the first quarter 2005 largely due to the deconversion of credit cards in 2005, which was partially offset by growth from existing clients and new business. As noted above, the majority of the accounts in the pipeline consist of co-branded credit and retail accounts. Retail account portfolios typically have a lower proportionate share of active accounts than credit account portfolios and product usage is different between the card types resulting in lower revenue per active account. In addition, contract pricing at the customer level is dependent upon the volume of accounts, mix of account types (e.g. retail, credit, co-branded credit and debit) and product usage.

Debit processing revenue

Revenue was driven by the domestic debit issuer transactions noted above. Revenue remained flat with growth of existing clients being offset by deconversions, and, to a lesser extent, price compression. Domestic debit issuer transactions were driven by the shift to the use of debit cards. As noted above in the First Data Commercial Services segment discussion, the Company continues to see a shift to the use of PIN-debit cards from credit, signature debit, checks and cash. These trends are expected to continue as PIN-debit transactions have historically been the fastest growing type of transaction. Price compression upon renewal of contracts and the change in client mix are anticipated to result in different growth rates in revenue and transactions.

Output services revenue

Output services revenue consists of printing and embossing services. Such revenue remained flat with new business offset by deconversions.

Remittance processing services revenue

Remittance processing services revenue consists of revenue generated from processing remittances for third-party organizations. Remittance processing service revenue increased by new business, partially offset by lost business.

Reimbursable postage and other revenue

Reimbursable postage and other revenue remained flat for the quarter in comparison to the first quarter of 2005 as lost business was offset by new business and the postage rate increase effective in January 2006.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Operating profit

First Data Financial Institution Services segment operating profit decreased due to the deconversions and other factors noted above. Partially offsetting this decline was reduced payroll expenses due to the fourth quarter 2005 restructuring. Operating margins were relatively flat for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 as a result of the items discussed above.

First Data International Segment Results

	Three months ended March 31,				Change
(in millions)	2006	% of Segment Revenue	2005	% of Segment Revenue	Amount	%
Revenues:
Transaction and processing service fees	$205.6	78%	$163.6	77%	$42.0	26%
Product sales and other	42.8	16%	35.7	17%	7.1	20%
Other revenue	15.5	6%	14.1	6%	1.4	10%

Total revenue	$263.9	100%	$213.4	100%	$50.5	24%

Operating profit	$29.1		$21.6		$7.5	35%
Operating margin	11%		10%		1 pt
Key indicators:
International card accounts on file (end of period)
Bankcard	27.2		22.8		4.4	19%
Retail	5.2		3.9		1.3	33%

Total	32.4		26.7		5.7	21%

International transactions (a)	955.2		518.1		437.1	84%

(a)	International transactions include VISA, MasterCard and other card association merchant acquiring and switching and debit issuer transactions for clients outside the U.S. Merchant transactions include credit, signature debit and PIN-debit POS, POS gateway and ATM transactions. Debit issuer transactions include signature and PIN-debit POS, POS gateway and ATM transactions.

Summary

The First Data International segment businesses are managed in four geographic regions: EMEA includes European, Middle Eastern and African countries, and provides card issuing processing, merchant acquiring and processing, and ATM and POS processing, driving, acquiring and switching services across the region; LAC includes Latin American, Canadian and Caribbean countries, and primarily provides merchant acquiring and processing, card issuing processing, and debit switching services; ANZSA includes Australia, New Zealand and South Asian countries and provides merchant acquiring and switching services, managed service card processing and owns and operates an ATM network in the Australian marketplace; and CNA includes China and North Asian countries and mainly provides switching transaction services in South Korea and operates the only certified third party card issuing processing facility in China. The EMEA region is the largest region and accounted for approximately 60% of the segment’s revenue for the first quarter 2006 with LAC accounting for over 15% and ANZSA also accounting for over 15% of the segment’s revenue for the same period. The CNA region accounts for the remaining revenue other than certain businesses that account for less than 1% of the segment’s total revenues that are not managed on a geographic basis and are not discussed below due to their size.

Growth in the quarter was driven by acquisitions and new alliances closed in the second half of 2005 and internal growth of existing clients. The acquisitions and new alliances that closed in 2005 and affected the quarter’s growth were as follows:

•	Acquisitions of EPI, First Data Austria and First Data Korea,

•	Formation of the ICS and BWA alliances.

Acquisitions and alliances that closed in 2005 contributed 21 percentage points to total revenue growth of 24% while foreign currency movements negatively impacted total revenue growth by 6 percentage points.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Transaction and processing service fee revenue

Transaction and processing service fee revenue includes merchant acquiring and processing revenue, debit transaction revenue, POS/ATM transaction revenue, fees from switching services and managed monthly service fees for issued cards. Total transaction and processing revenue increased over the same period in 2005 due mostly to the acquisitions noted above. The remaining increase is mainly due to POS and ATM transactions resulting from internal growth of existing clients and new business and, to a lesser extent, accounts on file in the EMEA and LAC regions.

Revenue growth in EMEA is mainly due to the impact of 2005 acquisitions and new alliances as discussed above. This growth was partially offset by the negative effects of currency exchange rate movement and lost business. Most of the acquisition growth relates to business supporting switching debit and ATM transactions as well as debit card transactions. Revenue growth in ANZSA is due to the impact of the BWA alliance, a new VisionPLUS managed service contract supported by the Company’s new Singapore office, continued expansion of the ATM network and internal growth of existing clients. Revenue growth in LAC is due to growth of existing merchant acquiring businesses as a result of new merchant signings and seasonality. In addition, LAC card issuing revenue grew due to increased accounts on file. CNA’s revenue is mostly due to the 2005 acquisition of First Data Korea.

As noted above, transaction and processing service fee revenue is driven by accounts on file and transactions. The spread between increases in these two indicators and the revenue growth is mostly driven by the mix of transaction types resulting from the 2005 acquisitions. A significant part of the transactions from the acquisitions are debit switching transactions that have a lower revenue per transaction than many of the other transactions acquired or processed by the segment. The effects of foreign currency exchange rate fluctuations also contributed to the spread.

Product sales and other revenue

The increase in product sales and other revenue resulted from increased terminal related revenue driven mainly by acquisitions in the EMEA and CNA regions. An increase in software related revenue due to a one-time licensing fee was offset by a decrease in professional services resulting from revenue earned in 2005 related to a one-time development contract in EMEA.

Operating profit

The segment’s operating profit increased due to the growth in transaction and processing service fee revenues as described above, partially offset by an account deconversion in EMEA completed during the first quarter 2005. Acquisitions accounted for 18 percentage points of the growth.

Integrated Payment Systems Segment Results

	Three months ended March 31,				Change
(in millions)	2006	% of Segment Revenue	2005	% of Segment Revenue	Amount	%
Revenues:
Transaction and processing service fees	$12.2	40%	$10.8	33%	$1.4	13%
Investment income, net (a)	18.0	60%	22.1	67%	(4.1)	(19)%
Other revenue	0.1	—	0.2	—	(0.1)	(50)%

Total revenue	$30.3	100%	$33.1	100%	$(2.8)	(8)%

Operating profit	4.4		10.8		(6.4)	(59)%
Operating margin	15%		33%		(18)pts

(a)	For segment reporting purposes, Integrated Payment Systems presents investment income and its related operating profit on a pretax equivalent basis (i.e., as if investment earnings on settlement assets, which are substantially all nontaxable, were fully taxable at FDC’s marginal tax rate). The revenue and operating profit impact of this presentation is eliminated in consolidation.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Summary

Transaction and processing service fee revenue

Transaction and processing service fee revenue is comprised of official check and financial institution money orders issued by agents; check processing, which represents capture and processing of inbound and outbound checks, including image based services; and payment management services. The increase in the first quarter 2006 compared to 2005 is due to increased transactions in payment management services resulting from new business.

Investment income, net

The decrease in investment income in the first quarter of 2006 is attributable to rising short-term interest rates, which resulted in higher official check commissions paid to agents partially offset by higher yields on certain investments, an increase in average investment balances and lower realized losses on derivative instruments used to hedge commissions paid to agents. The investment balance is driven largely from sales of official checks by agents. The average investment balance increased 2% in first quarter 2006 compared to first quarter 2005 due to new business and growth in existing business. Results similar to first quarter 2006 are expected for the remainder of the year based on certain anticipated changes in interest rates.

Operating profit

The decrease in operating profit is due mainly to the increase in agent commissions discussed above.

All Other and Corporate

	Three months ended March 31,		Percent Change
(in millions)	2006	2005
Revenues	$147.3	$131.0	12%
Operating profit (loss)	(12.0)	1.0	NM

Revenues

The increase in revenues for the first quarter 2006 compared to the first quarter 2005 resulted principally from an increase in patent royalty income and increased project work in the government businesses. Fluctuations in the other businesses were individually not significant.

Operating loss

The increase in operating loss resulted from approximately $21 million in stock option and ESPP expense recorded for the first time due to the adoption of SFAS 123R on January 1, 2006 partially offset by patent royalty income noted above as well as savings associated with the 2005 year-end restructuring.

Capital Resources and Liquidity

The Company’s source of liquidity during 2006 was cash generated from operating activities. The Company believes its current level of cash and short-term financing capabilities along with future cash flows from operations are sufficient to meet the needs of its existing businesses. The Company may, from time to time, seek longer-term financing to support additional cash needs or to reduce short-term borrowings. The following discussion highlights the Company’s cash flow activities from continuing operations during the three months ended March 31, 2006 and 2005.

Cash and Cash Equivalents

Highly liquid investments (other than those included in settlement assets) with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates market value. At March 31, 2006 and December 31, 2005, the Company held $1,246.4 million and $1,180.9 million in cash and cash equivalents, respectively.

Excluded from cash and cash equivalents at March 31, 2006 and December 31, 2005 were $80.8 million and $190.4 million, respectively, of assets that would otherwise meet the definition of cash and cash equivalents. Such excluded amounts at March 31, 2006 and December 31, 2005 consist of $54.7 million and $135.8 million, respectively, of regulatory required investments in connection with client covenants associated with the official check business; $2.0 million and $30.4 million,

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

respectively, of required investments in connection with the Company’s First Financial Bank; and $24.1 million and $24.2 million, respectively, of required investments related to other operations. Amounts excluded from cash and cash equivalents are included in “other assets” on the Consolidated Balance Sheets.

Cash held outside of the United States at March 31, 2006 and December 31, 2005 was $438.7 million and $310.2 million, respectively.

Cash Flows from Operating Activities from Continuing Operations

	Three Months Ended March 31,
Source/(use) (in millions)	2006	2005
Net income from continuing operations	$374.7	$374.5
Depreciation and amortization	201.5	195.4
Other non-cash items and charges, net	(39.7)	(81.4)
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable	99.1	40.7
Other assets	46.6	49.4
Accounts payable and other liabilities	(103.7)	(163.7)
Income tax accounts	96.8	107.8
Excess tax benefit from share-based payment arrangement	(53.5)	—

Net cash provided by operating activities from continuing operations	$621.8	$522.7

The increase in depreciation and amortization expense in 2006 is attributable to acquisitions completed during 2005 as well as amortization of initial payments for contracts in the Western Union segment.

Other non-cash items and charges include restructuring, impairments, litigation and regulatory settlements, other, investment gains and losses and divestitures, as well as undistributed earnings in affiliates and gains on the sale of merchant portfolios as the proceeds are recognized in investing activities. The decrease in other non-cash items and charges, net, resulted most significantly from the 2005 gain on the sale of CheckFree Corporation common stock of $21.4 million.

The change in accounts receivable between years is the result of the timing of collections compared to billings. The change in accounts payable and other liabilities between years results from timing of payments for vendor invoices as well as a significant reduction in the amount paid for incentive compensation.

SFAS 123R requires that excess tax benefits relating to share-based payment arrangements be presented in the statement of cash flows as cash provided by financing activities with a corresponding use of cash in operating activities. In conjunction with the adoption of SFAS 123R in January 2006, the Company reflected $53.5 million of excess tax benefits from share-based payment arrangements as cash used for operating activities and a corresponding source of cash provided by financing activities.

During the remainder of 2006, the Company expects to incur significant costs resulting from the use of outside services related to the spin-off of Western Union. Cash flows from operating activities will be used to fund these costs.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Cash Flows from Investing Activities from Continuing Operations

	Three Months Ended March 31,
Source/(use) (in millions)	2006	2005
Current year acquisitions, net of cash acquired	$(32.5)	$—
Payments related to other businesses previously acquired	(40.7)	(54.3)
Proceeds from dispositions, net of expenses paid	1.8	—
Additions to property and equipment, net	(45.5)	(64.0)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(97.7)	(42.3)
Proceeds from the sale of marketable securities	13.3	218.2
Other investing activities	(43.1)	(170.3)

Net cash used in investing activities from continuing operations	$(244.4)	$(112.7)

Current Year Acquisitions

During the first quarter 2006, the Company created a joint venture with BNL and acquired substantially all of the assets of ClearCheck Inc. The Company may fund in excess of $500 million for GZS and other acquisitions during the remainder of 2006.

Payments Related to Other Businesses Previously Acquired

During the quarter ended March 31, 2006 and 2005, payments related to other businesses previously acquired related most significantly to contingent consideration.

Capital Expenditures

The following table discloses amounts capitalized related to customer contracts, conversion costs, systems development and property and equipment.

	Three Months Ended March 31,
(in millions)	2006	2005
Customer contracts	$74.0	$19.4
Conversion costs	7.0	13.6
Systems development	16.7	9.3

Subtotal	97.7	42.3
Property and equipment	45.5	64.0

Total amount capitalized	$143.2	$106.3

The increase in capital expenditures relates largely to initial payments for contracts in the Western Union segment.

Proceeds from the Sale of Marketable Securities

Proceeds from the sale of marketable securities for the three months ended March 31, 2006 include $10.5 million in proceeds from the partial liquidation of the Concord portfolio. The source of cash for the three months ended March, 31, 2005 includes $97.9 million in proceeds from the sale of CheckFree common stock, $83.1 million from the liquidation of Concord marketable securities and $37.2 million resulting from the maturity of other investments held by the Company’s First Financial Bank.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Other Investing Activities

The use of cash for other investing activities for the three months ended March 31, 2006 relates to a contingent payment of $29.9 million related to the 2004 disposition of NYCE (all but $1.6 million of which was accrued at December 31, 2005) as well as $155.3 million resulting from a loan to a Western Union agent and the purchase of investments related to the Company’s First Financial Bank, offset by a source of cash of $109.6 million resulting from the reduction in regulatory, restricted and escrow cash balances as discussed above in the Cash and Cash Equivalents discussion and proceeds of $27.1 million resulting from the sale of corporate aircraft. The use of cash for other investing activities for the three months ended March 31, 2005 relates to the change in regulatory, restricted and escrow cash balances, $37.7 million for the purchase of investments related to the Company’s First Financial Bank, and a use related to other investing activity.

Cash Flows from Financing Activities from Continuing Operations

	Three Months Ended March 31,
Source/(use) (in millions)	2006	2005
Short-term borrowings, net	$(139.7)	$528.6
Principal payments on long-term debt	(14.7)	(8.6)
Proceeds from issuance of common stock	467.6	48.4
Excess tax benefit from share-based payment arrangements	53.5	—
Purchase of treasury shares	(632.6)	(1,144.8)
Cash dividends	(46.0)	(16.1)

Net cash used in financing activities from continuing operations	$(311.9)	$(592.5)

Short-Term Borrowings, net

The Company’s financing activities include net proceeds and cash outlays related to the issuance and paydown of commercial paper as well as other long-term debt and capital leases. The commercial paper balance was $564.5 million as of March 31, 2006 compared to $699.3 million as of December 31, 2005. The Company has a $1.5 billion commercial paper program that is supported by a $1.5 billion revolving credit facility, which expires on October 24, 2010.

Principal Payments on Long-Term Debt

In conjunction with the spin-off, the Company is contemplating changes to its capital structure. As part of those changes, the Company may pay down up to $700 million of intercompany debt to Western Union, which presently eliminates within the Consolidated Balance Sheets. The Company may seek external financing to fund the payment. As of yet, no decisions have been made regarding such changes or payments. Also in combination with the spin-off, a portion of FDC’s borrowings will be allocated to Western Union.

Proceeds from Issuance of Common Stock

Proceeds from the issuance of common stock result from stock option exercises and purchases under the Company’s employee stock purchase plan. Proceeds increased compared to 2005 due to increased exercises of stock options principally as a result of an increase in stock price as well as the accelerated vesting of stock options in December 2005.

The excess tax benefit from share-based payment arrangements is discussed in the “Cash Flows from Operating Activities from Continuing Operations” section above.

Purchase of Treasury Shares

The following table presents stock repurchase programs authorized by the Board of Directors from October 2004 through February 2005, disclosing total shares purchased under each program and the associated cost (in millions) for the three months ended March 31, 2006 and 2005, respectively.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

	Three Months Ended March 31,
	2006		2005
	Shares	Cost	Shares	Cost
Share repurchase programs:
$1.5 billion, authorized October 2004	—	—	22.3	$905.8
$2.0 billion, authorized February 2005	—	—	3.3	135.6

	—	—	25.6	$1,041.4
Treasury stock purchases related to employee benefit plans	13.8	$633.2	1.8	74.7

Total stock repurchases	13.8	$633.2	27.4	$1,116.1

At March 31, 2006, the Company had $1.2 billion remaining under board authorized stock repurchase programs. The increase in shares purchased related to employee benefit plans is a result of the increase in stock option exercises. The difference between the cost of shares repurchased noted in the table above and the amount reflected in the Consolidated Statements of Cash Flows is due to timing of trade settlements.

Cash Dividends

During the three months ended March 31, 2006, the Company paid higher dividends than in the first three months of 2005 due to the Company increasing its quarterly dividend from $0.02 to $0.06 for common stockholders of record as of April 1, 2005.

Letters of Credit

The Company has $67.8 million in outstanding letters of credit at March 31, 2006, of which nearly all expire in 2006, with a one-year renewal option. The letters of credit are held in connection with certain business combinations, lease arrangements, bankcard association agreements and agent settlement agreements. The Company expects to renew the letters of credit prior to expiration.

Significant Non-Cash Transactions

Significant non-cash transactions during the three months ended March 31, 2006 include the issuance of approximately 864,000 shares of restricted stock to certain employees in conjunction with the Company’s incentive compensation plan.

Significant non-cash transactions during the first three months of 2005 included the Company awarding 460,000 shares of restricted stock to executive officers. Subsequent to the award and through March 31, 2006, 120,000 shares had been forfeited or cancelled.

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

Off-Balance Sheet Arrangements

Other than facility and equipment leasing arrangements, the Company does not engage in off-balance sheet financing activities. Rent expense related to the synthetic operating leases was $2.4 million and $1.3 million for the three months ended March 31, 2006, and 2005, respectively.

The Company has guaranteed the value realizable from the sale of a property at the end of its lease term. The Company is responsible for the difference between the assumed net sale proceeds for the facility and the total costs financed, which exceeds the guarantee value of approximately $50.5 million. At March 31, 2006, the Company had a $45.3 million liability assumed in the Concord purchase business combination related to the excess of the total cost financed and other carrying costs over the assumed net sale proceeds.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Contractual Obligations

There have been no material changes in the Company’s contractual obligation and commercial commitments from those reported at December 31, 2005 in the Company’s Annual Report on Form 10-K.

Critical Accounting Policies

The Company’s critical accounting policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2005 Annual Report on Form 10-K.

New Accounting Pronouncements

There were no new accounting pronouncements for the three months ended March 31, 2006 that were expected to have a material effect on the operations of the Company.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the 2005 Annual Report on Form 10-K related to the Company’s exposure to market risk from interest rates or foreign currency.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to cause information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported with the time periods specified in SEC rules and forms. The Company has evaluated, under the supervision of its Chief Executive Officer and Chief Financial Officer, the effectiveness of disclosure controls and procedures as of March 31, 2006. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006, to ensure that material information regarding the Company is made known to management, including the Chief Executive Officer and Chief Financial Officer, to allow the Company to meet its disclosure obligations.

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

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of First Data Corporation

We have reviewed the consolidated balance sheet of First Data Corporation as of March 31, 2006, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of First Data Corporation as of December 31, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein) and in our report dated February 22, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share- Based Payment.

/s/ Ernst & Young LLP

Denver, Colorado

May 2, 2006

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. None of these matters, either individually or in the aggregate, currently is material to the Company except those matters reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “Annual Report”). There were no material developments in the litigation matters previously disclosed in the Annual Report except as discussed below.

In the VISA U.S.A. Inc. Litigation matter, on March 2, 2006 the United States District Court for the Northern District of California entered an order granting the Company’s motion for partial summary judgment, which had the effect of dismissing entirely Visa’s claims against the Company and denying Visa the right to assert in defense of the Company’s antitrust claims that it is a single entity. Visa’s motion for summary judgment that attempts to limit the damages that the Company can recover remains outstanding.

In the ATM Fee Antitrust Litigation matter, on February 13, 2006 the case was assigned to a new judge. Concord’s Motion for Summary Judgment is set for hearing on September 15, 2006.

ITEM 1A.	RISK FACTORS

There are no material changes to the risk factors as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about the Company’s purchases of shares of the Company’s common stock during the first quarter:

	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2006	1,775,547	$43.626	—	$1,192,499,857
February 1 – February 28, 2006	2,693,892	$44.800	—	$1,192,499,857
March 1 – March 31, 2006	9,325,000	$46.650	—	$1,192,499,857

Total	13,794,439	$45.900	—

(1)	All of the shares were repurchased in open-market transactions through a repurchase program for the Company’s employee benefit plans.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

(a)	Exhibits

12	Computation of Ratio of Earnings to Fixed Charges

15	Letter from Ernst & Young LLP Regarding Unaudited Interim Financial Information

31.1	Certification of President and Chief Executive Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

99	Safe Harbor Compliance Statement for Forward-Looking Statements

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST DATA CORPORATION (Registrant)

Date: May 4, 2006	By	/s/ Kimberly S. Patmore
Kimberly S. Patmore
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: May 4, 2006	By	/s/ Jeffrey R. Billat
Jeffrey R. Billat
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

12	Computation of Ratio of Earnings to Fixed Charges

15	Letter from Ernst & Young LLP Regarding Unaudited Interim Financial Information

31.1	Certification of President and Chief Executive Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

99	Safe Harbor Compliance Statement for Forward-Looking Statements