Form 10-Q
period 2006-06-30
FIRST DATA CORP
filed 2006-08-04
CIK 883980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer ☒                    Accelerated filer ☐                    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of each class	Number of Shares Outstanding (excluding treasury shares) at June 30, 2006
(Common stock, $.01 par value)	765,164,383

FIRST DATA CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in millions, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenues:
Transaction and processing service fees:
Money transfer services	$1,098.0	$957.9	$2,132.0	$1,855.6
Merchant services *	668.7	589.5	1,262.1	1,133.1
Check services	93.9	94.5	188.2	190.4
Card services	407.5	398.3	798.4	806.2
Other services	81.3	85.7	162.0	171.6
Investment income, net	(16.2)	(14.8)	(29.2)	(27.6)
Product sales and other	172.1	160.6	353.3	306.6
Reimbursable debit network fees, postage and other	360.0	323.5	700.3	625.6

	2,865.3	2,595.2	5,567.1	5,061.5

Expenses:
Cost of services	1,352.8	1,227.8	2,683.2	2,431.4
Cost of products sold	77.4	63.4	144.0	123.0
Selling, general and administrative	464.2	407.9	871.7	798.3
Reimbursable debit network fees, postage and other	360.0	323.5	700.3	625.6
Other operating expenses:
Restructuring, net	0.3	10.2	(0.5)	10.2
Impairments	(2.0)	0.2	(2.0)	(0.8)
Litigation and regulatory settlements	(10.5)	—	4.5	0.1
Other	8.3	11.4	10.5	11.4

	2,250.5	2,044.4	4,411.7	3,999.2

Operating profit	614.8	550.8	1,155.4	1,062.3

Other income (expense):
Interest income	14.0	4.6	22.4	9.5
Interest expense	(72.8)	(55.0)	(142.0)	(103.1)
Investment gains and (losses)	13.5	(0.6)	13.5	22.2
Divestitures, net	0.2	0.2	7.8	6.5

	(45.1)	(50.8)	(98.3)	(64.9)

Income before income taxes, minority interest, equity earnings in affiliates and discontinued operations	569.7	500.0	1,057.1	997.4
Income taxes	168.6	130.6	312.5	274.0
Minority interest	(41.0)	(32.9)	(70.6)	(60.5)
Equity earnings in affiliates	76.3	55.4	137.1	103.5

Income from continuing operations	436.4	391.9	811.1	766.4
Loss from discontinued operations, net of taxes of $0, $0, $(0.6) and $0, respectively	—	—	(1.0)	—

Net income	$436.4	$391.9	$810.1	$766.4

Earnings per share from continuing operations:
Basic	$0.57	$0.51	$1.06	$0.98
Diluted	$0.56	$0.50	$1.04	$0.97
Earnings per share:
Basic	$0.57	$0.51	$1.06	$0.98
Diluted	$0.56	$0.50	$1.04	$0.97
Weighted-average shares outstanding:
Basic	764.4	774.1	765.0	783.9
Diluted	777.4	782.8	778.9	793.3

*	Includes processing fees, administrative service fees and other fees charged to merchant alliances accounted for under the equity method of $56.5 million and $110.4 million for the three and six months ended June 30, 2006 and $63.0 million and $123.0 million for the comparable periods in 2005.

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,705.1	$1,180.9
Settlement assets	16,882.3	16,996.4
Accounts receivable, net of allowance for doubtful accounts of $47.4 (2006) and $48.4 (2005)	2,129.2	1,936.5
Property and equipment, net of accumulated depreciation of $1,876.4 (2006) and $1,801.9 (2005)	813.5	859.7
Goodwill	8,886.7	8,785.9
Other intangibles, net of accumulated amortization of $2,081.7 (2006) and $1,869.0 (2005)	2,794.4	2,853.1
Investment in affiliates	895.1	816.1
Other assets	926.4	819.9
Assets held for sale	62.4	—

Total Assets	$35,095.1	$34,248.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Settlement obligations	$17,182.5	$17,070.5
Accounts payable and other liabilities	3,312.5	3,364.6
Borrowings	5,406.5	5,356.4

Total Liabilities	25,901.5	25,791.5

Commitments and contingencies (see Note 9)
Stockholders’ Equity:
Common stock, $0.01 par value; authorized 2,000.0 shares, issued 1,067.7 (2006 and 2005)	10.7	10.7
Additional paid-in capital	9,658.9	9,551.3

Paid-in capital	9,669.6	9,562.0
Retained earnings	9,884.6	9,355.3
Accumulated other comprehensive loss	(115.3)	(209.7)
Less treasury stock at cost, 302.5 shares (2006) and 304.9 shares (2005)	(10,245.3)	(10,250.6)

Total Stockholders’ Equity	9,193.6	8,457.0

Total Liabilities and Stockholders’ Equity	$35,095.1	$34,248.5

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Six months ended June 30,
	2006	2005
Cash and cash equivalents at beginning of period attributable to continuing operations	$1,180.9	$895.4
Cash and cash equivalents at beginning of period attributable to discontinued operations	—	—

CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations	811.1	766.4
Net loss from discontinued operations	(1.0)	—
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	400.7	390.3
Non-cash portion of charges (gains) related to restructuring, impairments, litigation and regulatory settlements, investment (gains) and losses, divestitures and other, net	(8.8)	(7.8)
Other non-cash items, net	(43.0)	(44.5)
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable	13.1	15.8
Other assets	32.3	48.5
Accounts payable and other liabilities	(163.6)	(176.9)
Income tax accounts	218.8	(74.6)
Excess tax benefit from share-based payment arrangement	(57.0)	—

Net cash provided by operating activities from continuing operations	1,203.6	917.2
Net cash provided by operating activities from discontinued operations	—	—

Net cash provided by operating activities	1,203.6	917.2

CASH FLOWS FROM INVESTING ACTIVITIES
Current year acquisitions, net of cash acquired	(190.9)	(37.4)
Payments related to other businesses previously acquired	(43.8)	(59.7)
Additions to property and equipment, net	(90.1)	(114.0)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(135.4)	(80.3)
Proceeds from the sale of marketable securities	20.8	218.4
Other investing activities	13.4	(289.0)

Net cash used in investing activities from continuing operations	(426.0)	(362.0)
Net cash used in investing activities from discontinued operations	—	—

Net cash used in investing activities	(426.0)	(362.0)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	35.9	(151.8)
Proceeds from issuance of long-term debt	—	995.6
Principal payments on long-term debt	(21.8)	(18.7)
Proceeds from issuance of common stock	582.3	117.6
Excess tax benefit from share-based payment arrangement	57.0	—
Purchase of treasury shares	(814.9)	(1,519.3)
Cash dividends	(91.9)	(62.8)

Net cash used in financing activities from continuing operations	(253.4)	(639.4)
Net cash used in financing activities from discontinued operations	—	—

Net cash used in financing activities	(253.4)	(639.4)

Change in cash and cash equivalents – continuing operations	524.2	(84.2)
Change in cash and cash equivalents – discontinued operations	—	—

Cash and cash equivalents at end of period attributable to continuing operations	$1,705.1	$811.2

Cash and cash equivalents at end of period attributable to discontinued operations	$—	$—

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

The accompanying Consolidated Financial Statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial position of the Company at June 30, 2006, the consolidated results of its operations for the three and six months ended June 30, 2006 and 2005 and its cash flows for the six months ended June 30, 2006 and 2005. Results of operations reported for interim periods are not necessarily indicative of results for the entire year due in part to the seasonality of certain business units.

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

Effective January 1, 2006, the Company began assessing performance and allocating resources based on a new segment structure. Segment results for 2005 have been adjusted to reflect the new structure. In addition, consolidated revenues for 2005 have been adjusted to present “Transaction and processing service fees” by revenue type and to reflect the reclassification of debit network fees from “Transaction and processing service fees” to “Reimbursable debit network fees, postage and other.” In addition, certain amounts in the prior year have been reclassified to conform to current year presentation.

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

Spin-off of Western Union

On January 26, 2006, the Company announced its intention to separate the Western Union money transfer business into an independent, publicly traded company through a spin-off of 100% of Western Union to FDC shareholders (“the spin-off”). The spin-off is intended to be tax free to the shareholders and completion is expected in the late third quarter or early fourth quarter of 2006. The Company has requested a favorable ruling from the Internal Revenue Service with respect to the spin-off and intends to complete the spin-off only if the favorable ruling and a favorable opinion of tax counsel confirming the spin-off’s tax-free status is received. The spin-off is also subject to other conditions, including regulatory approval and final approval by FDC’s Board of Directors.

In June 2006, The Western Union Company filed a Form 10 Registration Statement with the Securities and Exchange Commission, and in July 2006, Amendment 1 to the Form 10 was filed. The financial presentation of Western Union in the Form 10 differs from the financial presentation of the Western Union segment in FDC’s financial statements due to adjustments made to reflect additional corporate expenses, other operating costs and the historical impact of certain small operations not included in the segment presentation.

Upon completion of the spin-off, the shareholders will have separate ownership interests in FDC and Western Union. Western Union will consist of the consumer-to-consumer and consumer-to-business money transfer businesses (including the

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Western Union, Vigo and Orlandi Valuta brands) and related businesses. FDC and Western Union each will be independent and have separate public ownership, boards of directors and management. To facilitate Western Union’s separation from FDC, FDC will provide certain services to Western Union during a transition period following completion of the spin-off. Additionally, the Company and Western Union will enter into commercially reasonable service agreements in the normal course of business. FDC will incur incremental costs associated with the spin-off which will be included in operating expenses in the period incurred.

Revenue Recognition

FDC recognizes revenues from its processing services as such services are performed. Revenue is recorded net of certain costs not controlled by the Company such as credit and offline debit interchange fees and assessments charged by credit card associations which totaled $1,597.4 million and $1,362.6 million for the three months ended June 30, 2006 and 2005, respectively, and $3,052.6 million and $2,567.1 million for the comparable six-month periods. Debit network fees related to acquired PIN-based debit transactions are recognized in the “Reimbursable debit network fees, postage and other” line items of the Consolidated Statements of Income. The debit network fees related to PIN-debit transactions charged by debit networks totaled $199.9 million and $165.2 million for the three months ended June 30, 2006 and 2005, respectively, and $379.4 million and $307.0 million for the comparable six-month periods.

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), using the modified prospective method. SFAS 123R requires all stock-based compensation to employees be measured at fair value and expensed over the requisite service period and also requires an estimate of forfeitures when calculating compensation expense. The Company recognizes compensation cost on awards with graded vesting on a straight-line basis over the requisite service period for the entire award. In accordance with the Company’s chosen method of adoption, results for prior periods have not been adjusted. Prior to the adoption of SFAS 123R, the Company followed Accounting Principles Board (“APB”) Opinion No. 25 which accounts for share-based payments to employees using the intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. Refer to Note 12 for additional discussion regarding details of the Company’s stock-based compensation plans and the adoption of SFAS 123R.

Supplemental Cash Flow Information

Significant non-cash transactions during the first six months of 2006 included the Company awarding approximately 864,000 shares of restricted stock to certain employees in conjunction with the Company’s incentive compensation plan.

Significant non-cash transactions during the first six months of 2005 included the Company awarding 460,000 shares of restricted stock to executive officers.

Refer to Note 12 for a more detailed discussion surrounding restricted stock awards.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 2: Earnings Per Share

Earnings per common share amounts are computed by dividing net income by the weighted-average common and common equivalent shares (when dilutive) outstanding during the period. Amounts utilized in per share computations are as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Weighted-average shares outstanding:
Basic weighted-average shares	764.4	774.1	765.0	783.9
Common stock equivalents	13.0	8.7	13.9	9.4

	777.4	782.8	778.9	793.3

Diluted earnings per common share are calculated using weighted-average shares outstanding, adjusted for the dilutive effect of shares issuable upon the assumed exercise of the Company’s common stock equivalents, which consist of outstanding stock options and warrants.

The diluted earnings per share calculation excludes stock options and warrants that are convertible into 12.1 million and 10.1 million common shares for the three and six months ended June 30, 2006, respectively, and 41.4 million and 29.7 million common shares for the three and six months ended June 30, 2005, respectively, because their inclusion would have been anti-dilutive.

The quarterly dividend per share of common stock for both periods presented was $0.06 per share.

Note 3: Acquisitions and Dispositions

2006 Acquisitions and Dispositions

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

In April 2006, the Company acquired the remaining approximately 20% interest in its First Data International Korea subsidiary which is part of the First Data International segment.

On June 13, 2006, the Company acquired Gesellschaft fur Zahlungssysteme (“GZS”), a German processor of cashless, card-based payment transactions. GZS is reported as part of the First Data International segment. The preliminary purchase price allocation resulted in $25.2 million in identifiable intangible assets, which are being amortized over 10 years, and goodwill of $45.5 million. As part of the acquisition, the Company acquired Easycash, a network solutions provider and a 100% owned subsidiary of GZS. As a condition for approval of the acquisition of GZS by FDC, the German Federal Cartel Office (“FCO”) has required that FDC sell the Easycash subsidiary of GZS. Easycash is involved in the business of point-of-sale terminal deployment and currently competes directly with FDC’s subsidiary TeleCash Kommunikations-Service GmbH. After its competition review, the FCO required that Easycash be divested within an agreed upon timeframe. Additionally, the FCO has required that the Easycash business be held legally and economically separate from the GZS business and any and all FDC businesses and continue to be run in a manner similar to its operations prior to the date FDC acquired Easycash. In addition, FDC was required to surrender all Easycash shareholder rights other than its claim to earnings. Due to this agreement and these requirements, FDC will treat the Easycash business as “Assets held for sale” on its Consolidated Balance Sheets and recognize income, if any, from Easycash if and when such income is distributed to FDC. Also as part of the acquisition, the Company acquired lines of credit which are used to pre-fund settlement activity for financial institutions. The Company had $92.5 million outstanding against these lines of credit as of June 30, 2006.

In July 2006, the Company sold the majority of its ownership interest in its subsidiaries Primary Payment Systems and IDLogix to five national financial institutions to form Early Warning Services, LLC. FDC’s interest in Early Warning Services will be carried at cost and reflected in the “Other assets” line item of the Consolidated Balance Sheets.

In July 2006, the Company signed an agreement to acquire Peace Software, a Customer Information System product company that develops advanced software for managing utility billing and customer care. Completion of this transaction is expected to occur in the third quarter 2006. The acquisition will be reported as part of the First Data Financial Institution Services segment.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The aggregate cash paid during the six months ended June 30, 2006, net of cash received of $2.1 million, for the alliance and other acquisitions was approximately $190.9 million. The aggregate preliminary purchase price allocation for these transactions resulted in $29.5 million in identifiable intangible assets, which are being amortized over four to ten years, and goodwill of $74.6 million.

The pro forma impact of all 2006 acquisitions on net income was not material.

In May 2006, the Company purchased out of a synthetic lease assumed as part of the merger with Concord and then sold the Memphis facility. As of December 31, 2005, the Company had a $46.2 million liability assumed in the purchase business combination related to the excess of the total cost financed and other carrying costs for the facility over the assumed net sale proceeds. During the first six months of 2006, the Company utilized $41.9 million of the accrual, which included the costs to sell the facility and settle the associated synthetic lease obligation. The remaining $4.3 million of the accrual balance was reversed and the goodwill recorded as part of the Concord purchase business combination was adjusted.

As of December 31, 2005, the Company also had a $3.2 million Concord merger-related restructuring accrual related to employee severance, the majority of which was utilized during the first six months of 2006 and the remaining accrual balance of $0.7 million was reversed and the goodwill recorded as part of the Concord purchase business combination was adjusted.

Note 4: Restructuring, Impairments, Litigation and Regulatory Settlements, Investment Gains and Losses, Divestitures and Other

The Company recorded restructuring charges and reversals of restructuring accruals, impairments, litigation and regulatory settlements, other, investment gains and losses and divestiture related gains, net during the three and six months ended June 30, 2006 and 2005.

Restructuring charges and reversal of restructuring accruals

A summary of pretax benefits (charges), incurred by segment, is as follows (in millions):

	For the three months ended June 30,
	2006			2005
	Restructuring Charges	Restructuring accrual reversals	Total pretax benefit (charge), net of reversals	Restructuring Charges	Restructuring accrual reversals	Total pretax benefit (charge), net of reversals
Western Union	—	—	—	$(0.3)	—	$(0.3)
First Data Commercial Services	—	$0.1	$0.1	—	$1.3	1.3
First Data Financial Institution Services	—	0.4	0.4	(10.5)	—	(10.5)
First Data International	$(1.0)	—	(1.0)	(0.9)	0.1	(0.8)
Integrated Payment Systems	—	—	—	—	—	—
All Other and Corporate	—	0.2	0.2	—	0.1	0.1

Total	$(1.0)	$0.7	$(0.3)	$(11.7)	$1.5	$(10.2)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	For the six months ended June 30,
	2006			2005
	Restructuring Charges	Restructuring accrual reversals	Total pretax benefit (charge), net of reversals	Restructuring Charges	Restructuring accrual reversals	Total pretax benefit (charge), net of reversals
Western Union	—	—	—	$(0.3)	—	$(0.3)
First Data Commercial Services	$(0.2)	$0.1	$(0.1)	—	$1.3	1.3
First Data Financial Institution Services	(0.2)	0.6	0.4	(10.5)	—	(10.5)
First Data International	(1.0)	1.0	—	(0.9)	0.1	(0.8)
Integrated Payment Systems	—	—	—	—	—	—
All Other and Corporate	—	0.2	0.2	—	0.1	0.1

Total	$(1.4)	$1.9	$0.5	$(11.7)	$1.5	$(10.2)

Restructuring charges in 2006 relate mostly to a facility closure in the United Kingdom and a facility closure associated with restructuring actions taken in the fourth quarter of 2005. The Company’s reversals of restructuring accruals in 2006 related to changes in estimates regarding severance costs from restructuring activities that occurred from 2003 through 2005.

The restructuring charges in 2005 were comprised of severance of $10.9 million and facility closures of $0.8 million. Severance charges resulted from the termination of approximately 280 employees during the second quarter, the majority of which related to the Financial Institution Services segment, representing all levels of employees and approximately 1% of the Company’s workforce. These severance charges were incurred to adjust the cost structure to better align with the reduced revenue resulting from the deconversion of the JPMorgan Chase credit accounts in July 2005. Charges also were incurred related to the closure of a facility in the United Kingdom. The Company’s reversals of restructuring accruals in 2005 related to changes in estimates regarding severance costs from restructuring activities that occurred from 2002 through 2004.

The following table summarizes the Company’s utilization of restructuring accruals for the six months ended June 30, 2006 (in millions):

	Employee Severance	Facility Closure
Remaining accrual at January 1, 2006	$70.9	$2.8
Expense provision	—	1.4
Cash payments and other	(43.6)	(1.4)
Changes in estimates	(1.9)	—

Remaining accrual at June 30, 2006	$25.4	$2.8

Impairments

In 2006 and 2005, the Company recognized gains on the sale of assets that were previously impaired.

Litigation and regulatory settlements

During the second quarter of 2006, the Company released excess litigation accruals associated with the Commercial Services and Western Union segments. In conjunction with the release in the Commercial Services segment, the Company recognized a $3.5 million minority interest expense in the “Minority interest” line item of the Consolidated Statements of Income. During the first quarter of 2006, the Company recorded a $15.0 million settlement associated with a patent infringement lawsuit against TeleCheck, clearing all past and future claims related to this litigation.

Other

During the three and six months ended June 30, 2006, the Company recorded $8.3 million and $10.7 million, respectively, of direct external costs related to the spin-off of Western Union, principally related to professional services.

In the second quarter of 2005, other charges related to the reimbursement to certain clients for the misallocation of certain pass-through billings related to prior years, approximately half of which related to 2004. The misallocations had no impact on prior period expenses.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Investment Gains and Losses

During the six months ended June 30, 2006, the Company recognized $10.5 million on the redemption of MasterCard stock as well as gains on the sale of other strategic investments.

During the six months ended June 30, 2005, the Company recognized a gain of $21.4 million on the sale of CheckFree Corporation common stock, net of charges to exit the related hedging instruments, as well as gains on the sales of other strategic investments.

Divestitures, net

During the second quarter of 2006, the Company recognized a gain on the sale of other assets substantially offset by a loss on the sale of a small business. During the first quarter of 2006, the Company recognized gains on the sale of corporate aircraft and the assets of the Company’s auction payments business.

During the first six months of 2005, the Company recognized a gain on the sale of a small business and reversed $4.0 million of divestiture accruals due to the expiration of certain contingencies.

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

At June 30, 2006, there were 13 affiliates accounted for under the equity method of accounting, comprised of five merchant alliances and eight strategic investments in companies in related markets, including Western Union agents.

In December 2005, FDC sold 20% of the PNC Merchant Services alliance (33% of the Company’s interest) and began accounting for it under the equity method of accounting retroactively back to January 1, 2005.

A summary of financial information for the merchant alliances and other affiliates accounted for under the equity method of accounting is as follows:

(in millions)	June 30, 2006	December 31, 2005
Total assets	$5,217.4	$5,262.2
Total liabilities	$4,304.0	$4,367.0

	Three months ended June 30,		Six months ended June 30,
(in millions)	2006	2005	2006	2005
Net operating revenues	$481.9	$388.4	$956.9	$778.7
Operating expenses	294.6	252.1	627.4	509.6

Operating income	187.3	136.3	329.5	269.1

Net income	181.5	126.2	327.4	243.1

FDC share of net income	84.6	64.4	153.2	121.1
Amortization expense	8.3	9.0	16.1	17.6

FDC equity earnings	$76.3	$55.4	$137.1	$103.5

Net operating revenues and operating expenses for 2005 have been adjusted to reflect the impact of conforming accounting policies resulting from the integration of the Chase Merchant Services and Paymentech alliances in the fourth quarter of 2005. Net operating revenues, operating expenses, operating income and net income, as well as total assets and

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

total liabilities in the above tables for 2005 have been adjusted to reflect eliminations among certain of the merchant alliances. The adjustments for eliminations had no effect on FDC’s share of net income or equity earnings.

The primary components of assets and liabilities are settlement-related accounts as described in Note 6 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The formation of a merchant joint venture alliance accounted for under the equity method of accounting generally involves each of the Company and a financial institution contributing merchant contracts to the alliance and a cash payment from one owner to the other to achieve the desired ownership percentage for each. The asset amounts reflected above are owned by the alliances and other equity method investees and do not include any of such payments made by the Company. The amount by which the total of the Company’s investments in its joint ventures exceeded its proportionate share of the joint ventures’ net assets totaled $650.8 million and $597.6 million at June 30, 2006 and December 31, 2005, respectively.

Note 6: Borrowings

The Company has a $1.5 billion commercial paper program that is supported by a $1.5 billion revolving credit facility (the “facility”) which expires on October 24, 2010. As of June 30, 2006, the Company had $740.2 million in commercial paper borrowings outstanding under the program. Interest rates for borrowings under the facility are based on market rates. The facility contains customary covenants which are not expected to significantly affect FDC’s operations. At June 30, 2006, the Company was in compliance with all of these covenants.

As part of the acquisition of GZS in June 2006, the Company acquired lines of credit which totaled approximately 645 million euro or approximately $810 million as of June 30, 2006. The Company had $92.5 million outstanding against these lines of credit as of June 30, 2006.

Note 7: Comprehensive Income

The components of comprehensive income are as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net income	$436.4	$391.9	$810.1	$766.4
Foreign currency translation adjustment	40.7	(23.2)	54.1	(56.8)
Unrealized gain (loss) on hedging activities	26.4	(89.1)	83.6	25.5
Unrealized gain (loss) on securities (a)	(24.1)	78.6	(43.3)	(59.7)

Total comprehensive income	$479.4	$358.2	$904.5	$675.4

(a)	The reclassification adjustment for realized gains and losses impacted the “investment gains and losses” component of other income (expense) and net income. The net income impact of these adjustments for the three and six months ended June 30, 2006 was a net gain of $1.6 million and $1.8 million, respectively, compared to net loss of $0.4 million and a net gain of $13.8 million for the comparable periods in 2005.

Note 8: Segment Information

For a detailed discussion of the Company’s principles regarding its operating segments refer to Note 17 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

On January 1, 2006, the Company began assessing performance and allocating resources based on a new segment structure. Segment results for 2005 have been adjusted to reflect the new structure. In addition, revenues for 2005 have been adjusted to reflect the reclassification of debit network fees from “Transaction and processing service fees” to “Reimbursable debit network fees, postage and other.”

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table presents the Company’s operating segment results for the three and six months ended June 30, 2006 and 2005:

Three months ended June 30, 2006 (in millions)	Western Union	First Data Commercial Services	First Data Financial Institution Services	First Data International	Integrated Payment Systems	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$1,098.3	$639.9	$296.8	$233.2	$14.2	$103.4	$2,385.8
Investment income, net	15.3	12.6	—	2.6	15.6	—	46.1
Product sales and other	1.2	100.6	5.9	44.9	0.1	21.6	174.3
Reimbursable debit network fees, postage and other	2.4	205.1	148.9	6.9	—	0.3	363.6
Equity earnings in affiliates (a)	5.0	72.1	—	7.8	—	—	84.9
Interest income	6.7	—	—	3.6	—	3.7	14.0

Total segment reporting revenues	$1,128.9	$1,030.3	$451.6	$299.0	$29.9	$129.0	$3,068.7

Internal revenue and pretax equivalency	$1.1	$7.8	$14.4	$0.9	$66.1	$14.2	$104.5
External revenue	1,127.8	1,022.5	437.2	298.1	(36.2)	114.8	2,964.2
Depreciation and amortization	26.4	76.5	37.6	42.9	2.5	13.3	199.2
Operating profit (loss)	351.9	276.7	94.5	33.6	2.9	(34.4)	725.2
Restructuring, impairments, litigation and regulatory settlements, other and investment gains and (losses)	3.1	12.0	1.5	6.2	2.3	(7.7)	17.4

Three months ended June 30, 2005 (in millions)	Western Union	First Data Commercial Services	First Data Financial Institution Services	First Data International	Integrated Payment Systems	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$957.9	$609.7	$306.1	$166.6	$11.1	$104.5	$2,155.9
Investment income, net	14.2	7.3	—	2.4	23.5	—	47.4
Product sales and other	0.8	86.0	25.2	31.9	0.1	17.8	161.8
Reimbursable debit network fees, postage and other	2.3	171.6	150.8	3.5	0.2	0.1	328.5
Equity earnings in affiliates (a)	2.4	54.9	—	7.3	—	—	64.6
Interest income	2.0	0.2	—	1.1	—	1.3	4.6

Total segment reporting revenues	$979.6	$929.7	$482.1	$212.8	$34.9	$123.7	$2,762.8

Internal revenue and pretax equivalency	$5.0	$5.5	$14.0	$2.6	$61.8	$9.5	$98.4
External revenue	974.6	924.2	468.1	210.2	(26.9)	114.2	2,664.4
Depreciation and amortization	19.6	80.0	42.9	36.4	2.9	13.1	194.9
Operating profit (loss)	324.3	217.3	106.1	23.5	10.5	(19.7)	662.0
Restructuring, impairments, litigation and regulatory settlements, other and investment gains and (losses)	(0.3)	0.1	(20.9)	(0.8)	—	(0.5)	(22.4)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Six months ended June 30, 2006 (in millions)	Western Union	First Data Commercial Services	First Data Financial Institution Services	First Data International	Integrated Payment Systems	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$2,132.5	$1,222.5	$585.5	$440.2	$26.4	$207.6	$4,614.7
Investment income, net	30.0	24.3	—	5.8	33.6	—	93.7
Product sales and other	2.2	195.9	9.6	87.7	0.1	61.8	357.3
Reimbursable debit network fees, postage and other	4.7	390.0	301.7	11.0	0.1	1.3	708.8
Equity earnings in affiliates (a)	8.4	131.8	—	13.6	—	—	153.8
Interest income	12.0	0.2	—	4.6	—	5.6	22.4

Total segment reporting revenues	$2,189.8	$1,964.7	$896.8	$562.9	$60.2	$276.3	$5,950.7

Internal revenue and pretax equivalency	$2.2	$15.3	$29.6	$2.3	$129.4	$28.6	$207.4
External revenue	2,187.6	1,949.4	867.2	560.6	(69.2)	247.7	5,743.3
Depreciation and amortization	52.3	154.6	76.2	85.0	5.4	27.2	400.7
Operating profit (loss)	688.7	491.1	178.8	62.7	7.3	(46.4)	1,382.2
Restructuring, impairments, litigation and regulatory settlements, other and investment gains and (losses)	3.1	(2.9)	1.7	7.2	2.3	(10.4)	1.0

Six months ended June 30, 2005 (in millions)	Western Union	First Data Commercial Services	First Data Financial Institution Services	First Data International	Integrated Payment Systems	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$1,855.6	$1,184.3	$613.8	$331.8	$21.9	$208.6	$4,216.0
Investment income, net	28.1	12.9	—	4.6	45.6	—	91.2
Product sales and other	1.7	163.5	34.7	67.6	0.1	41.9	309.5
Reimbursable debit network fees, postage and other	4.5	319.7	304.2	7.0	0.4	0.2	636.0
Equity earnings in affiliates (a)	4.9	104.0	—	13.0	—	—	121.9
Interest income	3.0	0.3	—	2.2	—	4.0	9.5

Total segment reporting revenues	$1,897.8	$1,784.7	$952.7	$426.2	$68.0	$254.7	$5,384.1

Internal revenue and pretax equivalency	$9.9	$11.1	$28.4	$4.5	$118.1	$19.2	$191.2
External revenue	1,887.9	1,773.6	924.3	421.7	(50.1)	235.5	5,192.9
Depreciation and amortization	40.0	161.5	84.9	72.0	5.9	26.0	390.3
Operating profit (loss)	622.5	390.7	193.7	45.1	21.3	(18.7)	1,254.6
Restructuring, impairments, litigation and regulatory settlements, other and investment gains and (losses)	(0.4)	0.1	(20.8)	(0.8)	—	23.2	1.3

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenues:
Total reported segments	$2,939.7	$2,639.1	$5,674.4	$5,129.4
All other and corporate	129.0	123.7	276.3	254.7

Subtotal	$3,068.7	$2,762.8	$5,950.7	$5,384.1

Equity earnings in affiliates (a)	(84.9)	(64.6)	(153.8)	(121.9)
Interest income	(14.0)	(4.6)	(22.4)	(9.5)
Eliminations (b)	(104.5)	(98.4)	(207.4)	(191.2)

Consolidated	$2,865.3	$2,595.2	$5,567.1	$5,061.5

Income before income taxes, minority interest, equity earnings in affiliates, and discontinued operations:
Total reported segments	$759.6	$681.7	$1,428.6	$1,273.3
All other and corporate	(34.4)	(19.7)	(46.4)	(18.7)

Subtotal	725.2	662.0	1,382.2	1,254.6

Interest expense	(72.8)	(55.0)	(142.0)	(103.1)
Minority interest from segment operations (c)	38.2	32.9	68.1	60.5
Equity earnings in affiliates	(76.3)	(55.4)	(137.1)	(103.5)
Restructuring, net	(0.3)	(10.2)	0.5	(10.2)
Impairments	2.0	(0.2)	2.0	0.8
Litigation and regulatory settlements	10.5	—	(4.5)	(0.1)
Other	(8.3)	(11.4)	(10.5)	(11.4)
Investment gains and (losses)	13.5	(0.6)	13.5	22.2
Divestitures, net	0.2	0.2	7.8	6.5
Eliminations (b)	(62.2)	(62.3)	(122.9)	(118.9)

Consolidated	$569.7	$500.0	$1,057.1	$997.4

(a)	Excludes equity losses that were recorded in expense and the amortization related to the excess of the investment balance over the Company’s proportionate share of the investee’s net book value for 2006 and 2005.

(b)	Represents elimination of an adjustment to record Integrated Payment Systems segment investment income and its related operating profit on a pretax equivalent basis and elimination of intersegment revenue.

(c)	Excludes minority interest attributable to items excluded from segment operations as well as minority interest related to interest expense and income taxes.

Segment assets are as follows (in millions):

	June 30, 2006	December 31, 2005
Assets:
Western Union	$4,072.2	$3,628.6
First Data Commercial Services	10,657.2	10,580.1
First Data Financial Institution Services	2,314.2	2,345.0
First Data International	2,947.7	2,481.9
Integrated Payment Systems	14,028.7	14,219.6
All Other and Corporate	1,075.1	993.3

Consolidated	$35,095.1	$34,248.5

Note 9: Commitments and Contingencies

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

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

In Brennan, on May 4, 2005, the Court ruled on Defendants’ Motion to Dismiss and Motion for Judgment on the Pleadings. The Court did not dismiss the complaint, except for a technical dismissal of the claims against First Data Corporation, Bank One Corporation and JPMorgan Chase. On May 25, 2005, the plaintiffs filed an amended complaint which clarified the basis for alleging that the holding companies, First Data Corporation, Bank One Corporation and JPMorgan Chase, were liable. On July 21, 2005, Concord filed a motion for summary judgment seeking to foreclose claims arising after February 1, 2001—the date that Concord acquired the STAR network. On August 22, 2005, the Court also consolidated all of the ATM interchange cases pending against the defendants in Brennan which will now be referred to collectively as the “ATM Fee Antitrust Litigation.” On December 8, 2005, the judge assigned to the case recused himself and all deadlines previously set were vacated. On February 13, 2006, the case was assigned to a new judge. Concord’s Motion for Summary Judgment has been scheduled for hearing on September 15, 2006. The Company intends to vigorously defend the action and an estimate of possible losses, if any, cannot be made at this time.

In July 2006, the Company announced it agreed to settle its legal dispute with Visa USA, Inc. (“Visa”) over the processing of Visa payment card transactions. The Company and Visa agreed to work together on various product and business development initiatives which could provide mutual benefit to them and improve the electronic payments industry. Visa will provide financial support for these initiatives. As a result of the settlement, the Company will recognize an approximate $0.035 benefit in its third quarter reported diluted EPS from continuing operations. The Company also agreed to transition all transactions being intra-processed on the Company’s Omaha platform to Visa’s system, and to route all future Visa-branded transactions through VisaNet subject to certain exceptions.

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

Note 10: Discontinued Operations

The Company divested its 64% ownership of NYCE, an electronic funds transfer network, on July 30, 2004. The sale agreement of NYCE contemplated potential adjustments to the sales price that became estimable in the fourth quarter 2005. The estimated adjustment to the sales price of $28.2 million was recorded in the fourth quarter 2005 and was presented net of the related disposition reserve and taxes in discontinued operations on the Consolidated Statements of Income. During the first quarter of 2006, the adjustment to the sales price was finalized resulting in an additional charge of $1.6 million, which was also presented in discontinued operations, and was $1.0 million net of taxes.

Note 11: Employee Benefit Plans

The following table provides the components of net periodic benefit expense for the Company’s defined benefit pension plans:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2006	2005	2006	2005
Service costs	$2.9	$2.7	$5.6	$5.4
Interest costs	14.3	14.6	28.3	29.3
Expected return on plan assets	(15.6)	(15.9)	(31.3)	(32.0)
Amortization	3.3	3.4	6.6	6.9

Net periodic benefit expense	$4.9	$4.8	$9.2	$9.6

The Company estimates the pension plan contributions for 2006 to be approximately $28 million, of which $1.1 million was contributed to a U.S. plan and $13.1 million was contributed to the United Kingdom plan through June 30, 2006.

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

	Three months ended June 30, 2006	Six months ended June 30, 2006
Income before income taxes, minority interest, equity earnings in affiliates and discontinued operations	$(20.5)	$(44.4)
Income tax benefit from share-based compensation expense	6.8	14.2

Income from continuing operations	(13.7)	(30.2)

Net income	$(13.7)	$(30.2)

Earnings per share:
Basic	$(0.02)	$(0.04)
Diluted	(0.02)	(0.04)

The above table includes expense resulting from restricted stock awards and restricted stock units which for the three and six months ended June 30, 2006 was $3.0 million and $4.5 million, respectively, net of tax. Expense related to restricted stock awards and restricted stock units was also recorded under the provisions of APB Opinion No. 25 in prior periods before the adoption of SFAS 123R. There was no stock-based compensation capitalized during the six months ended June 30, 2006.

As permitted by SFAS 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), during 2005 the Company followed APB Opinion No. 25 under which share-based payments to employees are accounted for using the intrinsic value method and, as such, generally recognized no compensation cost for employee stock options and the ESPP. The Company’s

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

pro forma information for the second quarter and first six months of 2005 under SFAS 123, which reflects compensation expense equal to the fair value of the options, restricted stock awards and ESPP rights recognized over their vesting period, is as follows (in millions, except per share amounts):

	Three months ended June 30, 2005	Six months ended June 30, 2005
Reported net income	$391.9	$766.4
Restricted stock expense included in reported net income, net of tax	1.3	2.2
SFAS 123 expense, net of tax	(29.1)	(59.4)

Pro forma net income	$364.1	$709.2

Reported earnings per share – basic	$0.51	$0.98
Reported earnings per share – diluted	0.50	0.97
Pro forma earnings per share – basic	$0.47	$0.90
Pro forma earnings per share – diluted	0.46	0.89

Certain of the Company’s employee share-based compensation awards have terms that provide for vesting to continue after retirement. Prior to the adoption of SFAS 123R, the Company accounted for this type of arrangement by recognizing pro forma compensation cost over the stated vesting period for the SFAS 123 pro forma disclosures. Upon adoption of SFAS 123R, compensation cost is being recognized over a shorter period that ends with retirement eligibility. The impact of applying the SFAS 123R requirements for accelerated expense recognition would have decreased the three months ended June 30, 2005 pro forma SFAS 123 compensation expense by $1.0 million, net of tax, and increased the six months ended June 30, 2005 pro forma SFAS 123 compensation expense by $3.7 million, net of tax.

Details of the Company’s stock-based compensation plans are discussed below.

Stock Options and Employee Stock Purchase Plan Rights

FDC has two plans that provide for the granting of stock options to employees and other key individuals who perform services for the Company. A total of 237.8 million shares of common stock have been reserved for issuance under the plans and a total of 34.4 million shares remain available for future grant. The options have been issued at prices equivalent to or in excess of the common stock’s fair market value at the date of grant, generally have 10-year terms and become exercisable in three or four equal annual increments beginning 12 months after the dates of grant. The requisite service period for stock options is the same as the vesting period, with the exception of retirement eligible employees who have shorter requisite service periods which end when the employees become retirement eligible. Compensation expense related to stock options is recognized over the requisite service period.

In December 2005, the Company accelerated vesting of all outstanding unvested stock options granted by the Company to its officers and employees under the Company’s 2002 Long-Term Incentive Plan. The decision to accelerate the vesting of these stock options was made primarily to reduce share-based compensation expense that otherwise likely would be recorded in future periods following the Company’s adoption of SFAS 123R. The Company recognized compensation expense of $11.5 million during the fourth quarter of 2005 related to accelerated vesting. During the six months ended June 30, 2006, the Company granted stock option awards under its plans for which the Company is recognizing compensation expense in accordance with the provisions of SFAS 123R.

FDGS Holdings, LP (“FDGS”), a majority owned subsidiary of FDC, and its subsidiaries, FDGS L.P. (“FDGS L.P.”) and Taxware International Inc. (“Taxware”), have long-term incentive plans that provide for the granting of partnership interests to employees and other key individuals. In December 2005, vesting of all shares issued under these plans was accelerated. The following options were outstanding at June 30, 2006 under the plans related to FDGS, FDGS L.P. and Taxware: 0.2 million, 0.5 million and 1.5 million, respectively. There were no options granted during the six months ended June 30, 2006 and 2005. The weighted-average exercise prices under the plans related to FDGS, FDGS L.P. and Taxware were $4, $3 and $1, respectively.

In October 1996, the Company instituted an ESPP for which a total of 24.0 million shares have been reserved for issuance, of which 6.0 million shares remain available for future purchase. Amounts accumulated through payroll deductions elected by eligible employees are used to make quarterly purchases of FDC common stock at a 15% discount from the lower of the market price at the beginning or end of the quarter. The fair value of these awards was recognized as compensation expense in the Consolidated Statements of Income for the three and six months ended June 30, 2006 in accordance with the provisions of SFAS 123R.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The fair value for FDC stock options granted and ESPP rights during the three and six months ended June 30, 2006 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Stock Options		ESPP
	Three months ended June 30,		Three months ended June 30,
	2006	2005(a)	2006	2005(a)
FDC:
Risk-free interest rate	5.00%	3.89%	4.83%	2.93%
Dividend yield	0.56%	0.59%	0.55%	0.59%
Volatility	22.2%	32.2%	22.5%	18.3%
Expected term (in years)	6 years	5 years	0.25	0.25
Fair value	$14	$13	$9	$7

	Stock Options		ESPP
	Six months ended June 30,		Six months ended June 30,
	2006	2005(a)	2006	2005(a)
FDC:
Risk-free interest rate	4.61%	4.01%	4.77%	2.62%
Dividend yield	0.58%	0.57%	0.56%	0.58%
Volatility	23.6%	34.8%	23.0%	19.0%
Expected term (in years)	5 years	6 years	0.25	0.25
Fair value	$12	$16	$9	$8

(a)	Assumptions used to calculate pro forma compensation expense under SFAS 123 discussed above.

Expected volatility – Prior to 2006, the Company used historical volatility to estimate the grant-date fair value of stock options and ESPP rights. The Company changed its method of estimating expected volatility for all stock options granted and ESPP rights after January 1, 2006 to implied volatility. The change in assumption, made in conjunction with the adoption of SFAS 123R, is expected to result in a more accurate estimate of the grant-date fair value of employee stock options. The Company calculates implied volatility on a daily basis using the Black-Scholes option pricing model. This calculation incorporates the market prices of a variety of traded options, the market price of the Company’s stock, the exercise price and remaining term of the traded options, the expected dividends, and the risk-free rate. The traded options used are similar in exercise price to awards granted to employees, are near-the-money, and typically have a remaining maturity of greater than one year. For each grant, the Company uses the average of the daily implied volatilities for the six months preceding the grant date. Using implied volatility versus historical volatility to value the stock options granted in the first six months of 2006 resulted in lower total grant-date fair value of approximately $23 million.

Expected dividend yield – The dividend yield is the calculation of a rolling 12 month average stock price divided by the annualized dividend amount of $0.24 per share.

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

Risk-free interest rate – The risk-free rate for stock options granted during the period is determined by using a zero-coupon U.S. Treasury rate for the period that coincides with the expected terms listed above. The risk-free rate for ESPP rights is determined by using a 3-month maturity U.S. Treasury bond.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

A summary of FDC stock option activity for the six months ended June 30, 2006 is as follows (options and aggregate intrinsic value in millions):

	2006
	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1	70.8	$36
Granted	11.0	$44
Exercised	(18.0)	$30
Cancelled / Forfeited	(1.6)	$60

Outstanding at June 30	62.2	$38	7 years	$495.8

Options exercisable at June 30	50.1	$37	6 years	$475.7

The total intrinsic value of stock options exercised during the six months ended June 30, 2006 and 2005 was $278.1 million and $33.4 million, respectively. As of June 30, 2006, there was $89.2 million of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of four years.

The Company received $582.3 million and $117.6 million in cash proceeds related to the exercise of stock options and ESPP purchases during the six months ended June 30, 2006 and 2005, respectively. In addition, the Company realized total tax benefits from stock option exercises of $101.8 million and $12.3 million for the six months ended June 30, 2006 and 2005, respectively, which were recorded as increases to the “Additional paid-in capital” line item of the Consolidated Balance Sheets. The adoption of SFAS 123R also resulted in reflecting the excess tax benefit from the exercise of stock-based compensation awards in cash flows from financing activities. For the six months ended June 30, 2006, the excess tax benefit from stock-based compensation awards of $57.0 million was reflected as a use of cash in cash flows provided by operating activities and a source of cash in cash flows used in financing activities in the Consolidated Statements of Cash Flows. Also upon adoption, the Company followed the provisions of SFAS 123R to calculate its pool of excess tax benefits available to absorb write-offs of deferred tax assets in subsequent periods. At June 30, 2006, the balance of this pool was approximately $180 million.

Upon the exercise of stock options, shares of common stock are issued from treasury stock. The Company maintains a systematic buyback program with its purchasing agent. The Company established a graduated scale of shares to purchase based on the number of shares currently held in treasury stock.

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

In 2005, the Company awarded 550,000 shares of restricted stock to executive officers (460,000 shares were issued in the first quarter 2005 and 90,000 shares were issued in the fourth quarter 2005). Generally, the stock awards vest, if the executive officers are still employed by the Company at the time, at 25% per year on the anniversary date of the grant. Vesting may be accelerated pursuant to the terms of the 2002 Long-Term Incentive Plan. The fair value of the 2005 grant of $21.2 million was measured based on the market value of the shares on the date of grant and is being amortized over four years. Upon retiring from the Company in 2005, Mr. Fote’s, the former Chief Executive Officer, 2005 stock award was accelerated and all associated unamortized expense was recognized.

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

As of June 30, 2006, 150,000 and 100,000 of the 2005 and 2004 restricted stock awards, respectively, had been forfeited or cancelled.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

A summary of FDC restricted stock award and restricted stock unit activity for the six months ended June 30, 2006 is as follows (awards/units in millions):

	2006
	Awards/Units	Weighted-Average Grant-Date Fair Value
Non-vested at January 1	0.7	$41
Granted	1.0	$46
Vested	(0.1)	$40
Forfeited	(0.1)	$41

Non-vested at June 30	1.5	$44

The total fair value of shares vested (measured as of the date of vesting) during the six months ended June 30, 2006 and 2005 was $2.7 million and $1.0 million, respectively. No shares vested during the three-month periods ended June 30, 2006 and 2005. As of June 30, 2006, there was $51.6 million of total unrecognized compensation cost related to non-vested restricted stock awards and restricted stock units which is expected to be recognized over a weighted-average period of three years.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ITEM 2.

Overview

First Data Corporation (“FDC” or “the Company”), with headquarters in Greenwood Village, Colorado, operates electronic commerce and payment services businesses providing money transfer; merchant transaction processing and acquiring; and credit, retail and debit card issuing and processing services. In November 2005, Charles T. Fote, the Chief Executive Officer, President and Chairman of the Board of Directors of FDC, retired. Henry C. Duques was named the Company’s Chief Executive Officer in November 2005 and became the Chairman of the Board of Directors on January 1, 2006. In connection with this change in leadership, changes were made to the Company’s senior management and organization of the business. Beginning in 2006, the chief operating decision maker, which is the Company’s Executive Committee consisting of the Chief Executive Officer and Executive Vice Presidents, began making strategic and operating decisions with regards to assessing performance and allocating resources based on a new segment structure. FDC operates in five business segments: Western Union, First Data Commercial Services, First Data Financial Institution Services, First Data International and Integrated Payment Systems. A summary of these segments follows:

•	The Western Union segment is comprised of the consumer-to-consumer money transfer businesses and consumer-to-business bill payment services. The Western Union segment includes most of the businesses that will be part of the spin-off described below; however, segment results, as described below, are not necessarily an indication of its results as a stand-alone business. The consumer-to-consumer money transfer businesses provide more than 80% of the segment’s revenue by providing money transfer services to people who periodically send funds to family and friends in other locations, or send or receive cash quickly in emergency situations. Consumer-to-business offers several cash and e-commerce bill payment services, including enabling transferring payments from consumers to utility companies, collection agencies, finance companies, mortgage lenders, and other billers.

•	The First Data Commercial Services segment is comprised of businesses including those that provide merchant acquiring and processing, debit network acquiring and processing, check verification and guarantee, and prepaid card services. Merchant acquiring operations are the largest component of the segment’s revenue, facilitating the merchants’ ability to accept credit and debit cards by authorizing, capturing, and settling merchants’ credit, debit, stored-value and loyalty card transactions. Many of the segment’s services are offered through joint ventures and other alliance arrangements.

•	The First Data Financial Institution Services segment is comprised of businesses that provide credit and retail card processing, debit processing, output services and remittance processing services. The credit and retail card processing and debit processing businesses provide customer account management services to financial institutions and other organizations offering branded credit cards, branded debit cards and retail private label cards to consumers and businesses. The output services business provides printing and embossing services to clients processing accounts on the Company’s platform, as well as those using alternative platforms. The remittance processing business processes remittances for third-party organizations. The segment’s largest components of revenue consist of fees for account management, transaction authorization and posting, and network switching, as well as reimbursable postage.

•	The First Data International segment is comprised of businesses that provide credit, debit and prepaid card processing; merchant acquiring and processing; and ATM and point-of-sale (“POS”) processing, driving, acquiring and switching services, outside of the United States. The largest components of the segment’s revenue are fees for facilitating the merchants’ ability to accept credit and debit cards by authorizing, capturing, and settling merchants’ credit, debit, stored-value and loyalty card transactions as well as transaction authorization and posting, network switching and account management.

•	The Integrated Payment Systems segment’s most significant operations involve the issuance of official checks and financial institution money orders by agents which are typically banks or other financial institutions. Official checks serve as an alternative to a bank’s own disbursement items such as cashiers or bank checks. A large component of revenue is earnings on invested funds which are pending settlement.

The Company’s reporting segments were reorganized in the first quarter 2006. Although the segments have changed, a detailed discussion regarding the businesses that comprise the Company’s segments, the business strategies of the Company and the businesses within the segments, business trends affecting the Company and certain risks inherent in the Company’s business is included in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

2006 Financial Summary

Significant financial and other measures for the three and six months ended June 30, 2006 include:

•	Total revenues increased 10% from the same periods in 2005 for both the three and six months ended June 30, 2006 with Western Union segment revenue growing 15% for both periods and Commercial Services segment revenue growing 11% and 10% for the same periods, respectively.

•	Cash flows from operating activities increased 31% to $1,203.6 million for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. During the first six months in 2006, the Company disbursed $190.9 million for current year business and portfolio acquisitions and $225.5 million in capital expenditures.

•	For the three and six-month periods compared to the same periods in 2005 consumer-to-consumer money transfer transactions increased 27% to 36.6 million and 29% to 69.9 million; domestic merchant transactions increased 13% to 6.4 billion and 13% to 12.2 billion; domestic debit issuer transactions increased 18% to 2.4 billion and 15% to 4.4 billion; and international transactions increased 87% to 1.1 billion and 86% to 2.0 billion, respectively.

Spin-off of Western Union

On January 26, 2006, the Company announced its intention to separate the Western Union money transfer business into an independent, publicly traded company through a spin-off of 100% of Western Union to FDC shareholders (“the spin-off”). The spin-off is intended to be tax free to the shareholders and completion is expected in the late third quarter or early fourth quarter of 2006. The Company has requested a favorable ruling from the Internal Revenue Service with respect to the spin-off and intends to complete the spin-off only if the favorable ruling and a favorable opinion of tax counsel confirming the spin-off’s tax-free status is received. The spin-off is also subject to other conditions, including regulatory approval and final approval by FDC’s Board of Directors.

In June 2006, The Western Union Company filed a Form 10 Registration Statement with the Securities and Exchange Commission, and in July 2006, Amendment 1 to the Form 10 was filed. The financial presentation of Western Union in the Form 10 differs from the financial presentation of the Western Union segment in FDC’s financial statements due to adjustments made to reflect additional corporate expenses, other operating costs and the historical impact of certain small operations not included in the segment presentation.

Upon completion of the spin-off, the shareholders will have separate ownership interests in FDC and Western Union. Western Union will consist of the consumer-to-consumer and consumer-to-business money transfer businesses (including the Western Union, Vigo and Orlandi Valuta brands) and related businesses. FDC and Western Union each will be independent and have separate public ownership, boards of directors and management. To facilitate Western Union’s separation from FDC, FDC will provide certain services to Western Union during a transition period following completion of the spin-off. Additionally, the Company and Western Union will enter into commercially reasonable service agreements in the normal course of business. FDC will incur incremental costs associated with the spin-off which will be included in operating expenses in the period incurred.

Business Developments

In late June 2006, the Company’s Financial Institution Services segment converted the Citi/Sears Retail Private Label and the Citi/Sears MasterCard accounts onto its processing platform.

In July 2006, the Company announced it agreed to settle its legal dispute with Visa USA, Inc. (“Visa”) over the processing of Visa payment card transactions. The Company and Visa agreed to work together on various product and business development initiatives which could provide mutual benefit to them and improve the electronic payments industry. Visa will provide financial support for these initiatives. As a result of the settlement, the Company will recognize an approximate $0.035 benefit in its third quarter reported diluted earnings per share (“EPS”) from continuing operations. The settlement will be reported in the “Litigation and regulatory settlements” line item of the Consolidated Statements of Income. The Company also agreed to transition all transactions being intra-processed on the Company’s Omaha platform to Visa’s system, and to route all future Visa-branded transactions through VisaNet subject to certain exceptions.

Also in July 2006, the Company announced the signing of an agreement with Discover Financial Services LLC, a business unit of Morgan Stanley, whereby FDC will offer Discover Network card acceptance as part of an integrated service to small and medium-sized merchants. First Data sales channels will have full responsibility for pricing, processing, settlement, risk management and customer service for the merchant accounts. First Data will begin pilot programs during the third quarter of 2006 in selected geographic areas and expects to offer the solution on a wider scale during the fourth quarter of 2006.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

2006 Acquisitions and Dispositions

•	The Company created a joint venture on January 31, 2006 with Banca Nazionale del Lavoro (“BNL”) to provide merchant acquiring services for Italian merchants. The Company has a 49% ownership interest in the alliance and accounts for it under the equity method of accounting within the First Data International segment.

•	In March 2006, the Company acquired substantially all the assets of ClearCheck, Inc. (“ClearCheck”), a full-service provider of return check management systems for major retailers and supermarkets across the United States. ClearCheck is reported as part of the First Data Commercial Services segment.

•	In April 2006, the Company acquired the remaining interest of approximately 20% in its First Data International Korea subsidiary which is part of the First Data International segment.

•	On June 13, 2006, the Company acquired Gesellschaft fur Zahlungssysteme (“GZS”), a German processor of cashless, card-based payment transactions. GZS is reported as part of the First Data International segment. As part of the acquisition, the Company acquired Easycash, a network solutions provider and a 100% owned subsidiary of GZS. As a condition for approval of the acquisition of GZS by FDC, the German Federal Cartel Office (“FCO”) has required that FDC sell the Easycash subsidiary of GZS. Easycash is involved in the business of point-of-sale terminal deployment and currently competes directly with FDC’s subsidiary TeleCash Kommunikations-Service GmbH. After its competition review, the FCO required that Easycash be divested within an agreed upon timeframe. Additionally, the FCO has required that the Easycash business be held legally and economically separate from the GZS business and any and all FDC businesses and continue to be run in a manner similar to its operations prior to the date FDC acquired Easycash. In addition, FDC was required to surrender all shareholder rights other than its claim to earnings. Due to this agreement and these requirements, FDC will treat the Easycash business as “Assets held for sale” on its Consolidated Balance Sheets and recognize income, if any, from Easycash when such income is distributed to FDC.

•	In July 2006, the Company sold the majority of its ownership interest in its subsidiaries Primary Payment Systems and IDLogix to five national financial institutions to form Early Warning Services, LLC. FDC’s interest in Early Warning Services will be carried at cost and reflected in the “Other assets” line item of the Consolidated Balance Sheets.

•	In July 2006, the Company signed an agreement to acquire Peace Software, a Customer Information System product company that develops advanced software for managing utility billing and customer care. Completion of this transaction is expected to occur in the third quarter 2006. The acquisition will be reported as part of the First Data Financial Institution Services segment.

Adoption of SFAS 123R

The Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), following the modified prospective method effective January 1, 2006. SFAS 123R requires all share-based payments to employees to be recognized in the income statement based on their respective grant date fair values over the corresponding service periods and also requires an estimation of forfeitures when calculating compensation expense. SFAS 123R expense had a basic and diluted EPS impact of $0.02 and $0.04 on the Company’s results of operations for the three and six months ended June 30, 2006, respectively. Stock-based compensation accounted for under SFAS 123R is expected to impact earnings per share by approximately $0.07 for the full year 2006 absent any changes to the current compensation structure. Included in this expectation is a new incentive compensation plan implemented in the first quarter 2006 for certain employees which provides for the issuance of restricted stock awards or restricted stock units upon the achievement of certain performance criterion.

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

Results of Operations

The following discussion for both results of operations and segment results refers to the three and six months ended June 30, 2006 versus the same periods in 2005. As discussed above in “Overview,” results of operations reflect the segment realignments. Consolidated results should be read in conjunction with segment results, which provide more detailed discussions concerning certain components of the Consolidated Statements of Income. All significant intercompany accounts and transactions have been eliminated in the Consolidated Statements of Income.

Consolidated Results

	Three months ended June 30,				Change
(in millions)	2006	% of Total Revenue	2005	% of Total Revenue	Amount	%
Revenues:
Transaction and processing service fees	$2,349.4	82%	$2,125.9	82%	$223.5	11%
Investment income, net	(16.2)	(1)%	(14.8)	0%	(1.4)	(9)%
Product sales and other	172.1	6%	160.6	6%	11.5	7%
Reimbursable debit network fees, postage and other	360.0	13%	323.5	12%	36.5	11%

	$2,865.3	100%	$2,595.2	100%	$270.1	10%

Expenses:
Cost of services	$1,352.8	47%	$1,227.8	47%	$125.0	10%
Cost of products sold	77.4	3%	63.4	3%	14.0	22%
Selling, general and administrative	464.2	16%	407.9	16%	56.3	14%
Reimbursable debit network fees, postage and other	360.0	13%	323.5	12%	36.5	11%
Other operating expenses, net	(3.9)	0%	21.8	1%	(25.7)	NM

	$2,250.5	79%	$2,044.4	79%	$206.1	10%

	Six months ended June 30,				Change
(in millions)	2006	% of Total Revenue	2005	% of Total Revenue	Amount	%
Revenues:
Transaction and processing service fees	$4,542.7	82%	$4,156.9	82%	$385.8	9%
Investment income, net	(29.2)	(1)%	(27.6)	0%	(1.6)	(6)%
Product sales and other	353.3	6%	306.6	6%	46.7	15%
Reimbursable debit network fees, postage and other	700.3	13%	625.6	12%	74.7	12%

	$5,567.1	100%	$5,061.5	100%	$505.6	10%

Expenses:
Cost of services	$2,683.2	48%	$2,431.4	48%	$251.8	10%
Cost of products sold	144.0	2%	123.0	3%	21.0	17%
Selling, general and administrative	871.7	16%	798.3	16%	73.4	9%
Reimbursable debit network fees, postage and other	700.3	13%	625.6	12%	74.7	12%
Other operating expenses, net	12.5	0%	20.9	0%	(8.4)	NM

	$4,411.7	79%	$3,999.2	79%	$412.5	10%

NM – Not Meaningful

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Operating revenues overview

The following provides highlights of revenue growth while a more detailed discussion is included in the “Segment Results” section below:

Transaction and processing service fees

•	Western Union segment–Increased revenue was driven by growth in consumer-to-consumer money transfer transaction volume for the three and six months ended June 30, 2006. Increased money transfers at existing Western Union agent locations and, to a lesser extent, agent location additions drove additional transaction volume growth. The acquisition of Vigo in the fourth quarter 2005 also contributed to consumer-to-consumer revenue growth. Excluding the results of Vigo, the Mexico and domestic operations experienced lower growth rates than in the prior year primarily due to what the Company believes is consumer reaction to immigration reform activities in the United States. Increased consumer-to-business transactions and revenue for the three and six months contributed positively to Western Union segment revenue growth.

•	First Data Commercial Services segment–Revenue increased for the three and six months mostly due to internal growth of existing clients, increased transaction volumes, new alliances and pricing initiatives. TeleCheck negatively impacted this growth rate as did 2005 STAR account deconversions.

•	First Data Financial Institution Services segment–Revenue declined for the three and six months in 2006 mostly due to deconversions that occurred in 2005 and price compression offset partially by growth from existing clients and new business.

•	First Data International segment–Revenue increased during the second quarter and full six months most significantly from acquisitions followed by internal growth of existing clients.

Investment income, net

•	Negative investment income during the three and six-month periods in both 2006 and 2005 was driven by the Integrated Payment Systems segment’s official check business. Rising interest rates caused commissions paid to official check agents to increase partially offset by increased investment income and improvements in derivative instruments used to hedge the commissions. Investment earnings growth at Commercial Services during the three and six months ended June 30, 2006 resulting from increased interest rates partially offset the decline caused by the official check business.

Product sales and other

•	The increase in product sales and other revenue for the three and six months ended June 30, 2006 was driven by domestic terminal sale and leasing revenue and 2005 acquisitions partially offset by a decrease resulting from contract termination fees received in 2005 in the Financial Institutions Services segment. Also contributing to the increase in revenue for the six-month period is an increase in patent royalty fees. Other items, not individually significant, partially offset these items.

Reimbursable debit network fees, postage and other

•	The increases in reimbursable debit network fees, postage and other revenue and the corresponding expense for the three and six-month periods were due most significantly to increases in debit network fees resulting from higher transaction volumes and rate increases imposed by the debit networks. Postage revenue remained relatively flat for the year in comparison to the same periods in 2005 as lost business was offset by new business and the postage rate increase in January 2006.

Operating expenses overview

Cost of services

•	The majority of the increase in cost of services for the three and six months was attributable to an increase in Western Union agent commissions corresponding to revenue growth. Also contributing to the increase for both periods was compensation expense related to stock options and the employee stock purchase plan (“ESPP”) recognized since the adoption of SFAS 123R on January 1, 2006. Additionally, the Company recorded higher incentive compensation accruals in the second quarter 2006 in comparison to second quarter 2005 which negatively impacted second quarter results on a consolidated and segment basis. The results of the 2005 acquisitions also contributed to growth in cost of services for both periods. Cost of services as a percentage of revenue remained relatively consistent for both periods.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Cost of products sold

•	The increase during the three and six-month periods was attributable to increases in costs associated with the sale and leasing of terminals, as well as the inclusion of the 2005 acquisitions of First Data Austria and First Data International Korea.

Selling, general and administrative

•	Selling, general and administrative expenses increased for the three and six months ended June 30, 2006 compared to the same periods in 2005 due to the results of 2005 acquisitions, expenses related to stock options and the ESPP, and increases in other employee-related expenses. The Company recorded higher incentive compensation accruals in the second quarter 2006 in comparison to second quarter 2005 which negatively impacted second quarter results on a consolidated and segment basis. Selling, general and administrative expenses as a percentage of revenue remained relatively consistent for the three and six months compared to the same periods in the prior year.

Other operating expenses, net

Other operating expenses related to restructuring, asset impairments, litigation and regulatory settlements and other charges totaled a benefit of $3.9 million and a charge of $21.8 million for the three months ended June 30, 2006 and 2005, respectively, and charges of $12.5 million and $20.9 million for the corresponding six-month periods.

2006 Activities

Restructuring charges during the three and six months ended June 30, 2006 related to facility closures net of certain reversals of prior period restructuring accruals. The Company also recognized gains totaling $2.0 million resulting from the sale of assets previously impaired, which were reflected in the “Impairment” line item of the Consolidated Statements of Income. In addition, during the first quarter 2006, the Company recorded a $15.0 million settlement associated with a patent infringement lawsuit against TeleCheck, clearing all past and future claims related to this litigation. The settlement was partially offset by releases of excess litigation accruals in the Western Union and Commercial Services segments in the second quarter totaling $10.5 million. The Company recorded minority interest expense of $3.5 million associated with the release in the Commercial Services segment. The Company also recorded direct external costs incurred related to the spin-off of Western Union, principally related to professional services, in the “Other” line item of the Consolidated Statements of Income.

The following table summarizes the Company’s utilization of restructuring accruals for the six months ended June 30, 2006 (in millions):

	Employee Severance	Facility Closure
Remaining accrual at January 1, 2006	$70.9	$2.8
Expense provision	—	1.4
Cash payments and other	(43.6)	(1.4)
Changes in estimates	(1.9)	—

Remaining accrual at June 30, 2006	$25.4	$2.8

2005 Activities

Restructuring charges were comprised substantially of severance totaling $10.9 million resulting from the termination of approximately 280 employees during the second quarter 2005, the majority of which were in the Financial Institution Services segment, representing all levels of employees and approximately 1% of the Company’s workforce. Most of the severance charges were incurred to adjust the cost structure to better align with the reduced revenue resulting from the deconversion of the JPMorgan Chase credit accounts in July 2005. Charges also were incurred related to the closure of a facility in the United Kingdom. The Company reversed $1.5 million of prior period restructuring accruals related to changes in estimates regarding severance costs from restructuring activities that occurred from 2002 through 2004.

Interest income

Interest income increased for the three and six months ended June 30, 2006 compared to the same periods in 2005 due to interest earned on a loan to a Western Union agent, increased interest rates, and increased cash and cash equivalent balances as the result of the Company positioning itself to be as cash flexible as possible in preparation for the spin-off.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Interest expense

Interest expense increased for the three and six-month periods in 2006 as a result of higher interest rates and, less significantly, higher average debt balances during the first four months of the year related to the issuance of $1 billion in debt in May 2005.

Investment gains and losses, net

During the second quarter of 2006, the Company recognized a gain of $10.5 million on the redemption of MasterCard stock as well as gains on other strategic investments. During the first six months of 2005, the Company recognized a gain of $21.4 million on the sale of CheckFree Corporation common stock, net of charges to exit the related hedging instruments, as well as gains on the sales of other strategic investments.

Divestitures, net

During the six months ended June 30, 2006, the Company recognized gains on the sale of corporate aircraft, other assets and the assets of the Company’s auction payments business offset by the loss on the sale of a small business. During the six months ended June 30, 2005, the Company recognized a gain on the sale of a small business and reversed $4.0 million of divestiture accruals due to the expiration of certain contingencies.

Income taxes

FDC’s effective tax rate on pretax income from continuing operations was 27.8% and 27.7% for the three and six months ended June 30, 2006 and 25.0% and 26.3% for the same periods in 2005, respectively. The effective tax rates for both the three and six-month periods increased compared to the prior year due most significantly to increased income taxed at the statutory rate. The calculation of the effective tax rate includes most of the equity earnings in affiliates and minority interest in pretax income. Most of the minority interest and equity earnings relate to entities that are considered pass-through entities for income tax purposes.

Minority interest

Minority interest expense increased for the three and six-month periods due to a minority interest expense recognized in the second quarter 2006 related to the reversal of a 2004 litigation accrual in the Commercial Services segment. Minority interest also increased for the three and six-month periods ended June 30, 2006 due to the 2005 formation of an alliance with International Card Services (“ICS”) and the 2005 acquisition of First Data International Korea as well as increased earnings in several other businesses.

Equity earnings in affiliates

The increase in equity earnings in affiliates for both the three and six-month periods resulted from increased transaction volume.

Diluted earnings per share

Diluted EPS from continuing operations increased in the three and six months ended June 30, 2006 due to the items noted above as well as a reduction in the weighted-average shares outstanding resulting most significantly from the Company purchasing shares of common stock under its stock repurchase program during 2005.

Segment Results

For a detailed discussion of the Company’s principles regarding its operating segments, refer to “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Western Union Segment Results

	Three months ended June 30,				Change
(in millions)	2006	% of Segment Revenue	2005	% of Segment Revenue	Amount		%
Revenues:
Transaction and processing service fees	$1,098.3	97%	$957.9	98%	$140.4		15%
Other revenues	30.6	3%	21.7	2%	8.9		41%

Total revenue	$1,128.9	100%	$979.6	100%	$149.3		15%

Operating profit	$351.9		$324.3		$27.6		9%
Operating margin	31%		33%		(2	) pts
Key indicators:
Consumer-to-consumer money transfer transactions (a)	36.63		28.75		7.88		27%
Consumer-to-business transactions (b)	43.25		39.01		4.24		11%

	Six months ended June 30,				Change
(in millions)	2006	% of Segment Revenue	2005	% of Segment Revenue	Amount		%
Revenues:
Transaction and processing service fees	$2,132.5	97%	$1,855.6	98%	$276.9		15%
Other revenues	57.3	3%	42.2	2%	15.1		36%

Total revenue	$2,189.8	100%	$1,897.8	100%	$292.0		15%

Operating profit	$688.7		$622.5		$66.2		11%
Operating margin	31%		33%		(2	) pts
Key indicators:
Consumer-to-consumer money transfer transactions (a)	69.89		54.09		15.80		29%
Consumer-to-business transactions (b)	87.55		78.60		8.95		11%

(a)	Consumer-to-consumer money transfer transactions include consumer-to-consumer money transfer services worldwide.

(b)	Consumer-to-business transactions include Quick Collect, EasyPay, PhonePay, Paymap’s Just-in-Time and Equity Accelerator services, and E Commerce Group’s SpeedPay transactions directly processed by E Commerce Group.

Summary

Western Union segment revenue growth consisted of consumer-to-consumer money transfer revenue growth of 17% and 18% for the three and six months ended June 30, 2006, respectively, over the same periods in 2005, and consumer-to-business revenue growth of 4% and 5% for the three and six months ended June 30, 2006, respectively, over the same periods in 2005. Revenue growth in both the consumer-to-consumer and consumer-to-business operations resulted from increased transactions.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Transaction and processing service fee and other revenue

The following table illustrates the different components of consumer-to-consumer and consumer-to-business revenues as a percentage of the combined total for the three and six months ended June 30, 2006 and 2005:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Consumer-to-consumer
International (a)	64%	62%	63%	62%
Domestic (b)	14%	16%	15%	17%
Mexico (c)	9%	7%	8%	6%
Consumer-to-business	13%	15%	14%	15%

Total	100%	100%	100%	100%

(a)	Represents transactions between and within foreign countries (excluding Canada), transactions originated in the U.S. and paid in foreign countries and foreign country transactions paid in the U.S. Excludes all transactions between or within the U.S. and Canada and U.S. outbound transactions destined for Mexico as reflected in (b) and (c) below.

(b)	Represents all transactions between and within the U.S. and Canada.

(c)	Represents U.S. outbound transactions paid in Mexico.

Consumer-to-consumer

The table below illustrates performance indicators for the consumer-to-consumer money transfer business for the three and six months ended June 30, 2006 and 2005. Revenues and transactions for 2006 include the impact of the acquisition of Vigo. A column presenting the beneficial impact of Vigo on the 2006 growth rates is provided to allow for an easier comparison to the 2005 results.

	Three months ended June 30,
	2006	2006 Impact of Vigo	2005
Consumer-to-consumer money transfer revenue growth	17%	4%	16%
International money transfer revenue growth	20%	3%	20%
Mexico money transfer revenue growth	39%	32%	20%
Domestic money transfer revenue growth	0%	0%	2%
Consumer-to-consumer money transfer transaction growth	27%	9%	20%
International money transfer transaction growth	32%	8%	26%
Mexico money transfer transaction growth	43%	37%	19%
Domestic money transfer transaction growth	2%	1%	4%

	Six months ended June 30,
	2006	2006 Impact of Vigo	2005
Consumer-to-consumer money transfer revenue growth	18%	5%	16%
International money transfer revenue growth	19%	3%	20%
Mexico money transfer revenue growth	46%	33%	18%
Domestic money transfer revenue growth	3%	1%	2%
Consumer-to-consumer money transfer transaction growth	29%	9%	19%
International money transfer transaction growth	33%	7%	25%
Mexico money transfer transaction growth	49%	38%	18%
Domestic money transfer transaction growth	3%	0%	3%

Consumer-to-consumer money transfer revenue growth in the three and six-month periods in 2006 over the same periods in 2005 was driven by international revenue growth and the acquisition of Vigo, which was completed in the fourth quarter 2005. Vigo contributed $36.9 million and $68.3 million in transaction and processing service fee revenue for the three and six months ended June 30, 2006, respectively. In the three months ended June 30, 2006, Western Union’s consumer-to-consumer business, primarily the United States to Mexico and Latin America corridors, and to a lesser extent the domestic money transfer business, was adversely impacted by what the Company believes is negative consumer reaction to immigration reform activities in the United States. As uncertainty about immigration continues, the Company anticipates growth in the Mexico and domestic businesses will continue to be similarly impacted for some period of time.

International revenue growth in the three and six months ended June 30, 2006 compared to the same periods in 2005 resulted from money transfer transaction growth and the acquisition of Vigo. International money transfer transaction growth in the three and six-month periods in 2006 compared to the prior year periods was driven most significantly by growth in the

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

U.S. and European outbound businesses. Growth in intra-country transactions of 70% and 94% for the three and six months ended June 30, 2006, mostly driven by the Philippines and Chile, also contributed to international transaction growth. The key inbound markets of India, with transaction growth rates doubling for both the three and six-month periods in 2006 compared to 2005, and China, with transaction growth rates for those same periods of 41% and 40%, respectively, continued to grow. International money transfer transaction growth declined in second quarter 2006 compared to first quarter 2006 largely due to passing the anniversary of significant increases in growth rates in the Philippines intra-country business. Intra-country transactions deliver a lower average revenue per transaction.

For the three and six months ended June 30, 2006, the exchange rates between the euro and the U.S. dollar resulted in an increase in revenue of $3.8 million in the second quarter and a reduction to revenue of $5.9 million for the six-month period compared to benefits to revenue of $10.0 million and $23.7 million for the same periods in 2005, respectively, assuming a constant exchange ratio (i.e., as if there was no change in exchange rates from the same periods in the previous year) between the euro and the U.S. dollar. On a euro-adjusted basis, international revenue grew 19% for both the three and six months ended June 30, 2006, respectively, compared to 18% and 17% in the comparable periods in 2005, with Vigo contributing 3% and 2%, respectively, to the 2006 growth rates.

The spread between international transaction growth and revenue growth widened by 6 percentage points from the second quarter 2005 but decreased by 5 percentage points from the first quarter 2006. Vigo accounted for approximately 5 percentage points of the 6 percentage point increase in the spread from the second quarter 2005. The 5 percentage point decrease in the spread from the first quarter was driven by less impact from intra-country transactions and changes in the exchange rates between the euro and the U.S. dollar, with the euro having the most impact on the change. On a total segment basis, net price decreases have consistently been around 3% of revenues on an annual basis, a trend that is expected to continue.

Growth in Mexico money transfer transactions for the three and six months ended June 30, 2006 compared to the same periods in 2005 was driven by the acquisition of Vigo and growth in Western Union branded transactions, partially offset by a decline in Orlandi Valuta branded transactions in the second quarter 2006. The Western Union branded Mexico business revenue growth for the three and six months ended June 30, 2006 was 11% and 18%, respectively, compared to 26% and 24% for the same periods in 2005, respectively, and 27% in the first quarter 2006. The declines in revenue growth were primarily due to what the Company believes is negative consumer reaction to immigration reform activities in the United States. Domestic transaction growth, including westernunion.com, in the three and six months in 2006 over the same periods in 2005 also declined from the growth rates observed for the full year 2005 and first quarter 2006 primarily due to the immigration factors discussed above.

The primary driver of total Western Union growth continues to be existing agent locations. Western Union’s U.S. and Canada same-store-sales transaction growth, which includes domestic transactions, transactions destined for Mexico and other countries, and westernunion.com, was 12% for the second quarter 2006 compared to 14% for the same period in 2005 and 16% for the first quarter 2006. The decline in same-store-sales transaction growth was primarily due to the effects of the immigration factors discussed above. Contributing to the increase in total consumer-to-consumer money transfer revenue and transaction growth was the growth in transactions at existing agent locations, the number of agent locations and marketing campaigns promoting Western Union services. In line with the Company’s strategic objective of building the Western Union brand, marketing expenditures increased during 2006.

The majority of transaction growth is derived from more mature agent locations; typically new agent locations contribute only marginally to revenue growth in the first few years of their operation. Increased productivity, measured by transactions per location, often is experienced as locations mature, with agents becoming very productive after five years. The Company believes that new agent locations will help drive growth by increasing the number of locations available to send and receive money. However, the number of send and pay transactions at an agent location can vary significantly due to such factors as customer demographics around the location, immigration patterns, the location’s class of trade, hours of operation, length of time the location has been offering Western Union services, regulatory limitations and competition. All of the more than 270,000 agent locations in our Company’s agent network are capable of providing one or more of the Company’s services; however not every location completes a transaction in a given period. For example, as of June 30, 2006, approximately 85% of the combined locations in the U.S., Canada and Western Europe experienced money transfer activity in the last 12 months. In the developing region of Asia and other areas that are predominantly receive locations,

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

approximately 65% of locations experienced money transfer activity in the last 12 months. The Company periodically reviews locations to determine whether they remain enabled to complete money transfer transactions.

Consumer-to-business

The following table illustrates performance indicators for the consumer-to-business bill payment business for the three and six months ended June 30, 2006 and 2005:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Consumer-to-business transaction growth	11%	9%	11%	9%
Consumer-to-business revenue growth	4%	4%	5%	2%

Transaction and revenue growth in the three and six months ended June 30, 2006 compared to the same periods in 2005 resulted from growth in electronic bill payments driven mostly by the SpeedPay products. Revenue growth rates also improved in the six-month period in 2006 compared to the same period in 2005 as a result of the Quick Collect cash payments product experiencing a slower rate of decline in 2006 versus 2005. Demand for the Company’s consumer-to-business bill payment services continues to shift from traditional cash payment services to electronic bill payment services although the cash payment service is stabilizing.

Operating profit

The Western Union segment’s operating profit increased as a result of the transaction and revenue growth noted above. Adversely impacting the Western Union segment’s operating profit for the three and six-month periods were increased costs incurred in preparation for operating as a separate Company after the spin-off and increased advertising costs in the current year compared to the same periods in 2005. The decline in operating profit growth in the second quarter 2006 compared to the first quarter 2006 resulted from the factors discussed above. Vigo adversely impacted operating margin for the three and six months ended June 30, 2006 by 1 percentage point in each period.

First Data Commercial Services Segment Results

	Three months ended June 30,				Change
(in millions)	2006	% of Segment Revenue	2005	% of Segment Revenue	Amount		%
Revenues:
Transaction and processing service fees	$562.0	55%	$529.5	57%	$32.5		6%
Check services	77.9	8%	80.2	9%	(2.3)		(3)%
Product sales and other	100.6	10%	86.0	9%	14.6		17%
Reimbursable debit network fees, postage and other	205.1	20%	171.6	18%	33.5		20%
Equity earnings in affiliates	72.1	7%	54.9	6%	17.2		31%
Other revenue	12.6	0%	7.5	1%	5.1		68%

Total revenue	$1,030.3	100%	$929.7	100%	$100.6		11%

Operating profit	$276.7		$217.3		$59.4		27%
Operating margin	27%		23%		4	pts
Key indicators:
Domestic merchant transactions (a)	6,357.2		5,640.4		716.8		13%

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

	Six months ended June 30,				Change
(in millions)	2006	% of Segment Revenue	2005	% of Segment Revenue	Amount		%
Revenues:
Transaction and processing service fees	$1,066.4	54%	$1,022.0	57%	$44.4		4%
Check services	156.1	8%	162.3	9%	(6.2)		(4)%
Product sales and other	195.9	10%	163.5	9%	32.4		20%
Reimbursable debit network fees, postage and other	390.0	20%	319.7	18%	70.3		22%
Equity earnings in affiliates	131.8	7%	104.0	6%	27.8		27%
Other revenue	24.5	1%	13.2	1%	11.3		86%

Total revenue	$1,964.7	100%	$1,784.7	100%	$180.0		10%

Operating profit	$491.1		$390.7		$100.4		26%
Operating margin	25%		22%		3	pts
Key indicators:
Domestic merchant transactions (a)	12,153.0		10,732.4		1,420.6		13%

(a)	Domestic merchant transactions include acquired Visa and MasterCard credit and signature debit, PIN-debit, electronic benefits transactions (“EBT”), and processed-only or gateway customer transactions at the POS. Domestic merchant transactions also include acquired ATM transactions, gateway transactions at ATMs, and STAR PIN-debit POS transactions received from other acquirers.

Summary

First Data Commercial Services segment revenue increased in the three and six months ended June 30, 2006 driven most significantly by merchant acquiring and related services. Growth was mostly driven by internal growth of existing clients, increased transaction volumes, new alliances, pricing initiatives and increased debit network fees. TeleCheck and STAR account deconversions in 2005 negatively impacted growth. The alliance formed with Citibank in 2005 contributed approximately 1% to the segment’s revenue growth rate.

Transaction and processing service fee revenue and equity earnings in affiliates

The components of transaction and processing service fee revenue and equity earnings in affiliates for the three and six months ended June 30, 2006 and 2005, respectively, are:

	Three months ended June 30,		Change
(in millions)	2006	2005	Amount	%
Acquiring revenue	$485.6	$450.8	$34.8	8%
Prepaid	25.7	21.8	3.9	18%
Processing revenue charged to unconsolidated merchant alliances	50.7	56.9	(6.2)	(11)%

Total transaction and processing revenue	562.0	529.5	32.5	6%
Equity earnings in affiliates	72.1	54.9	17.2	31%

Total transaction and processing revenue and equity earnings in affiliates	$634.1	$584.4	$49.7	9%

	Six months ended June 30,		Change
(in millions)	2006	2005	Amount	%
Acquiring revenue	$915.1	$864.9	$50.2	6%
Prepaid	52.6	45.6	7.0	15%
Processing revenue charged to unconsolidated merchant alliances	98.7	111.5	(12.8)	(11)%

Total transaction and processing revenue	1,066.4	1,022.0	44.4	4%
Equity earnings in affiliates	131.8	104.0	27.8	27%

Total transaction and processing revenue and equity earnings in affiliates	$1,198.2	$1,126.0	$72.2	6%

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

The increase in acquiring revenue in the three and six-month periods ended June 30, 2006 compared to the same periods in 2005 was driven by increases in transaction volume due to consumer spending at the point of sale, solid sales productivity, the Citibank alliance and increased locations of existing merchant clients. Also contributing to growth were improved merchant retention, the growth of new alliances and pricing initiatives in the second quarter 2006. Partially offsetting acquiring revenue growth were STAR account deconversions in 2005. The increase in the acquiring revenue growth rate in second quarter 2006 of 8% compared to the first quarter 2006 growth rate of 3% resulted principally from the pricing initiatives noted above.

Merchant PIN-debit transactions, including acquired and STAR network transactions, account for approximately 25% of total domestic merchant transactions for both the three and six months ended June 30, 2006, as well as for the comparable periods in 2005. The Company continues to see a shift in consumer behavior toward the use of PIN-debit cards from credit, signature debit, checks and cash. The Company’s growth rate for PIN-debit slowed beginning in mid-2005 due to a national merchant routing a portion of its PIN-debit transactions directly to a network provider. The Company anticipates the growth rate for PIN-debit transactions to increase in the third quarter.

The spread between the transaction growth rate and revenue growth rate is caused most significantly by the mix of merchants. Most of the disparity is within the segment’s portfolios of national merchants, which drive significant transaction growth and experience the most price compression. Also contributing to this spread is a lower average transaction amount due to increased usage at merchants, such as quick service restaurants. The segment has historically experienced three to five percent annual price compression on average, with price compression for the national merchants being higher. The decrease in the spread from the first quarter 2006 to the second quarter 2006 was due in part to the pricing initiatives noted above which offset the price compression.

Transaction and revenue growth in prepaid products for the three and six months ended June 30, 2006 compared to the prior year continued due to the signing of new merchants and continued growth of existing merchant clients. Decreased processing revenue charged to unconsolidated merchant alliances for the three and six months is largely a result of restructuring agreements associated with the Chase Paymentech Solutions, LLC and PNC Merchant Services alliances. The increase in equity earnings for the three and six-month periods principally resulted from increased transaction volume.

Check services revenue

The decrease in check services revenue for the three and six months ended June 30, 2006 compared to the prior year results from the general decline in the paper check guarantee volumes offset in part by increased revenues from collection services provided for a national merchant, as well as the acquisition of ClearCheck in the first quarter 2006.

Product sales and other revenue

The majority of the increase in product sales and other revenues for the three and six-month periods ended June 30, 2006 in comparison to 2005 was driven by increased POS terminal sales and leases partially offset by decreases in professional services revenue, as well as decreases in other items not individually significant.

Reimbursable debit network fees, postage and other

The increase in reimbursable debit network fees, postage and other for the three and six months ended June 30, 2006 over the prior year was due to growth in debit network fees. The increase in debit network fees was driven by the continued growth of the PIN-debit transaction volumes noted above, as well as rate increases imposed by the debit networks offset partially by a national merchant routing a portion of its PIN-debit transactions directly to the network provider. Debit network fees represent substantially all of the balance within this line item.

Operating profit

First Data Commercial Services segment operating profit and margins increased in the three and six months ended June 30, 2006 compared to the same periods in 2005 due to the factors discussed above. In addition to the items noted above, the reduction of integration expenses in the three and six months in 2006 versus comparable periods in 2005 benefited operating profit growth by approximately 14 percentage points and operating margin by approximately 3 percentage points, in both periods, respectively. Also benefiting this growth was reduced payroll expense due to fourth quarter 2005 restructuring activities. Negatively affecting operating profit growth in the three and six months was higher incentive compensation accruals in the second quarter 2006 in comparison to the second quarter 2005.

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

First Data Financial Institution Services Segment Results

	Three months ended June 30,				Change
(in millions)	2006	% of Segment Revenue	2005	% of Segment Revenue	Amount		%
Revenues:
Transaction and processing service fees	$296.8	66%	$306.1	63%	$(9.3)		(3)%
Product sales and other	5.9	1%	25.2	6%	(19.3)		(77)%
Reimbursable postage and other	148.9	33%	150.8	31%	(1.9)		(1)%

Total revenue	$451.6	100%	$482.1	100%	$(30.5)		(6)%

Operating profit	$94.5		$106.1		$(11.6)		(11)%
Operating margin	21%		22%		(1	)pt
Key indicators:
Domestic debit issuer transactions (b)	2,351.1		1,994.1		357.0		18%

	Six months ended June 30,				Change
(in millions)	2006	% of Segment Revenue	2005	% of Segment Revenue	Amount		%
Revenues:
Transaction and processing service fees	$585.5	65%	$613.8	64%	$(28.3)		(5)%
Product sales and other	9.6	1%	34.7	4%	(25.1)		(72)%
Reimbursable postage and other	301.7	34%	304.2	32%	(2.5)		(1)%

Total revenue	$896.8	100%	$952.7	100%	$(55.9)		(6)%

Operating profit	$178.8		$193.7		$(14.9)		(8)%
Operating margin	20%		20%		0	pts
Key indicators:
Domestic active card accounts on file (end of period) (a)
Bankcard	39.3		44.0		(4.7)		(11)%
Retail	69.4		57.1		12.3		22%

Total	108.7		101.1		7.6		8%

Domestic card accounts on file (end of period)
Bankcard	106.0		87.6		18.4		21%
Retail	315.0		239.3		75.7		32%
Debit	111.2		92.6		18.6		20%

Total	532.2		419.5		112.7		27%

Domestic debit issuer transactions (b)	4,425.6		3,833.6		592.0		15%

(a)	Domestic active card accounts on file include customer accounts that had a balance or any monetary posting or authorization during the last month of the quarter.

(b)	Domestic debit issuer transactions include Visa and MasterCard signature debit, STAR ATM, STAR PIN-debit POS, and ATM and PIN-debit POS gateway transactions.

Summary

The First Data Financial Institution Services segment revenue and operating profit decreased in the three and six months ended June 30, 2006 from the same periods in 2005 due most significantly to deconversions that occurred in 2005 and the associated contract termination fees, as well as price compression offset partially by growth from existing clients and new business.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

The Company converted 94.1 million and 99.6 million accounts during the three and six months of 2006, respectively, and also increased accounts through internal growth. The Citi/Sears Retail Private Label and Citi/Sears MasterCard accounts, which were converted in late June 2006, comprised a majority of the conversion activity. At June 30, 2006, the Company had approximately 16 million retail accounts in the pipeline, which are now expected to be converted in the first half of 2007. Total domestic card accounts on file at the end of 2006 are expected to be approximately 540 million.

Revenue growth rates will be impacted adversely by the previously mentioned deconversions through the third quarter of 2006. The impact of these deconversions will be marginally offset by conversions that occurred in the second quarter 2006.

Transaction and processing service fee revenue

Components of transaction and processing service fee revenue

	Three months ended June 30,		Change
(in millions)	2006	2005	Amount	%
Credit and retail card processing	$99.4	$111.3	$(11.9)	(11)%
Debit processing	110.7	109.0	1.7	2%
Output services	63.7	61.0	2.7	4%
Remittance processing services	23.0	24.8	(1.8)	(7)%

Total	$296.8	$306.1	$(9.3)	(3)%

	Six months ended June 30,		Change
(in millions)	2006	2005	Amount	%
Credit and retail card processing	$197.2	$229.7	$(32.5)	(14)%
Debit processing	214.7	213.0	1.7	1%
Output services	127.0	124.2	2.8	2%
Remittance processing services	46.6	46.9	(0.3)	(1)%

Total	$585.5	$613.8	$(28.3)	(5)%

Credit and retail card processing revenue

Credit and retail card processing revenue decreased for the three and six-month periods in 2006 compared to 2005 largely due to the deconversion of credit card accounts in 2005 and price compression, which were partially offset by growth from existing clients and new business. Most of the revenue is driven by active accounts on file. Retail account portfolios typically have a lower proportionate share of active accounts than credit account portfolios and product usage is different between the card types resulting in lower revenue per active account. In addition, contract pricing at the customer level is dependent upon the volume of accounts, mix of account types (e.g. retail, credit, co-branded credit and debit) and product usage. Although active accounts on file increased, revenue will not proportionately increase due most significantly to price compression.

Debit processing revenue

Revenue was driven by the domestic debit issuer transactions noted above. Revenue increased slightly for the three and six months ended June 30, 2006 compared to the same periods in 2005 with growth of existing clients being offset by deconversions and price compression. Domestic debit issuer transactions were driven by the shift to the use of debit cards from credit, signature debit, checks and cash and such trends are expected to continue. Price compression upon renewal of contracts and the change in client mix drove the different growth rates in revenue and transactions.

Output services revenue

Output services revenue consists of printing, embossing, and mailing services. Such revenue increased slightly for the three and six-month periods ended June 30, 2006 in comparison to the same periods in 2005 due to new business partially offset by deconversions.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Remittance processing services revenue

Remittance processing services revenue consists of revenue generated from processing remittances for third-party organizations. Remittance processing services revenue decreased for the three and six months ended June 30, 2006 compared to the same periods in 2005 due to lost business offset partially by new business.

Reimbursable postage and other revenue

Reimbursable postage and other revenue remained relatively flat for the three and six months ended June 30, 2006 in comparison to the same periods in 2005 as lost business was offset by new business and the postage rate increase in January 2006.

Product sales and other revenue

Product sales and other revenue decreased for the three and six-month periods ended June 30, 2006 due to contract termination fees received in 2005 associated with the previously mentioned deconversions.

Operating profit

First Data Financial Institution Services segment operating profit decreased for the three and six months ended June 30, 2006 compared to the same periods in 2005 due to the deconversions and other factors noted above. Partially offsetting this decline were reduced payroll expenses due to the second and fourth quarter 2005 restructuring activities. Operating margins were down for the three-month period and flat for the six months ended June 30, 2006 compared to the same periods in 2005 as a result of the items discussed above.

First Data International Segment Results

	Three months ended June 30,				Change
(in millions)	2006	% of Segment Revenue	2005	% of Segment Revenue	Amount		%
Revenues:
Transaction and processing service fees	$233.2	78%	$166.6	78%	$66.6		40%
Product sales and other	44.9	15%	31.9	15%	13.0		41%
Other revenue	20.9	7%	14.3	7%	6.6		46%

Total revenue	$299.0	100%	$212.8	100%	$86.2		41%

Operating profit	$33.6		$23.5		$10.1		43%
Operating margin	11%		11%		0	pts
Key indicators:
International transactions (b)	1,063.2		568.4		494.8		87%

	Six months ended June 30,				Change
(in millions)	2006	% of Segment Revenue	2005	% of Segment Revenue	Amount		%
Revenues:
Transaction and processing service fees	$440.2	78%	$331.8	78%	$108.4		33%
Product sales and other	87.7	16%	67.6	16%	20.1		30%
Other revenue	35.0	6%	26.8	6%	8.2		31%

Total revenue	$562.9	100%	$426.2	100%	$136.7		32%

Operating profit	$62.7		$45.1		$17.6		39%
Operating margin	11%		11%		0	pts

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

	Six months ended June 30,				Change
(in millions)	2006	% of Segment Revenue	2005	% of Segment Revenue	Amount	%
Key indicators:
International card accounts on file (end of period)(a)
Bankcard	30.8		19.8		11.0	56%
Retail	10.4		7.4		3.0	41%

Total	41.2		27.2		14.0	51%

International transactions (b)	2,018.4		1,086.5		931.9	86%

(a)	International card accounts on file at June 30, 2005 have been adjusted to reflect a reclassification of accounts from bankcard to retail.

(b)	International transactions include VISA, MasterCard and other card association merchant acquiring and switching and debit issuer transactions for clients outside the U.S. Merchant transactions include credit, signature debit and PIN-debit POS, POS gateway and ATM transactions. Debit issuer transactions include signature and PIN-debit POS, POS gateway and ATM transactions.

Summary

The First Data International segment businesses are managed in four geographic regions: EMEA includes European, Middle Eastern and African countries and provides card issuing processing, merchant acquiring and processing, and ATM and POS processing, driving, acquiring and switching services across the region; LAC includes Canada and Latin American and Caribbean countries and provides merchant acquiring and processing, card issuing processing, software licensing and debit switching services; ANZSA includes Australia, New Zealand and South Asian countries and provides merchant acquiring, processing and switching services, provides managed service card processing and owns and operates an ATM network in Australia; and CNA includes China and North Asian countries and mainly provides switching transaction services in South Korea and operates the only certified third party card issuing processing facility in China.

The EMEA region is the largest region and accounted for approximately 60% of the segment’s revenue for both the three and six months ended June 30, 2006 with LAC accounting for over 15% and ANZSA also accounting for over 15% of the segment’s revenue for the same periods. The CNA region accounted for the remaining revenue other than certain businesses that accounted for less than 1% of the segment’s total revenues that are not managed on a geographic basis.

Growth in the quarter was driven by acquisitions and new alliances that closed in the second half of 2005 and second quarter 2006 and internal growth of existing clients. The acquisitions and new alliances that affected the quarter’s growth were as follows:

•	acquisitions of GZS, EuroProcessing International (“EPI”), First Data Austria and First Data International Korea,

•	formation of the ICS and Bank of Western Australia Limited (“BWA”) alliances.

Acquisitions and alliances contributed 26 and 23 percentage points to total revenue growth of 41% and 32% for the three and six months ended June 30, 2006, respectively, while foreign currency movements negatively impacted total revenue growth by 1 and 3 percentage points for the same periods, respectively. Revenue growth rates, exclusive of acquisitions, increased in second quarter 2006 compared to first quarter 2006 due most significantly to passing the anniversary of the HSBC deconversion which occurred in the first quarter 2005. The Company anticipates that revenue growth rates excluding acquisitions will be in the low double digits for the remainder of 2006.

Transaction and processing service fee revenue

Transaction and processing service fee revenue includes merchant acquiring and processing revenue, debit transaction revenue, POS/ATM transaction revenue, fees from switching services and monthly managed service fees for issued cards. Total transaction and processing service fee revenue increased in the three and six months ended June 30, 2006 over the same periods in 2005 due mostly to the acquisitions noted above. The remaining increase is mainly due to POS and ATM transactions resulting from internal growth of existing clients and new business and, to a lesser extent, accounts on file in the EMEA and LAC regions.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Revenue growth in EMEA for the three and six-month periods ended June 30, 2006 in comparison to the same periods in 2005 is mainly due to the impact of 2005 acquisitions, the GZS acquisition and new alliances as discussed above as well as internal growth from existing clients and new business. This growth was partially offset by the negative effects of currency exchange rate movement and lost business. Most of the acquisition growth relates to business supporting switching debit and ATM transactions as well as debit card transactions. Revenue growth in ANZSA for the three and six months ended June 30, 2006 in comparison to the same periods in 2005 is due to the impact of the BWA alliance, a new VisionPLUS managed service contract supported by the Company’s new Singapore office, continued expansion of the ATM network in Australia and internal growth of existing clients offset partially by the adverse impact of currency exchange rate movement. Revenue growth in LAC for the same periods is due to growth of existing merchant acquiring businesses as a result of new merchant signings and increased accounts on file. CNA’s revenue growth in 2006 is mostly due to the 2005 acquisition of First Data International Korea.

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

Product sales and other revenue

The increase in product sales and other revenue for the three and six months ended June 30, 2006 over the same periods in 2005 resulted from increased terminal-related revenue driven mainly by acquisitions in the EMEA and CNA regions. Also impacting growth for the six-month period is an increase in software-related revenue due to one-time licensing fees offset by a decrease in professional services resulting from revenue earned in 2005 related to a development contract in EMEA.

Operating profit

The segment’s operating profit increased for the three and six-month periods ended June 30, 2006 in comparison to the same periods in 2005 due to the growth in transaction and processing service fee revenues as described above. Higher incentive compensation accruals in the second quarter 2006 compared to the second quarter 2005 adversely impacted operating profit growth for the quarter. Partially offsetting growth for the six-month period ended June 30, 2006 is a decrease resulting from an account deconversion in EMEA completed during the first quarter 2005. Acquisitions accounted for approximately 24 and 21 percentage points of the operating profit growth for the three and six months ended June 30, 2006, respectively.

Integrated Payment Systems Segment Results

	Three months ended June 30,				Change
(in millions)	2006	% of Segment Revenue	2005	% of Segment Revenue	Amount		%
Revenues:
Transaction and processing service fees	$14.2	48%	$11.1	32%	$3.1		28%
Investment income, net (a)	15.6	52%	23.5	67%	(7.9)		(34)%
Other revenue	0.1	0%	0.3	1%	(0.2)		(67)%

Total revenue	$29.9	100%	$34.9	100%	$(5.0)		(14)%

Operating profit	2.9		10.5		(7.6)		(72)%
Operating margin	10%		30%		(20	)pts

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

	Six months ended June 30,				Change
(in millions)	2006	% of Segment Revenue	2005	% of Segment Revenue	Amount		%
Revenues:
Transaction and processing service fees	$26.4	44%	$21.9	32%	$4.5		21%
Investment income, net (a)	33.6	56%	45.6	67%	(12.0)		(26)%
Other revenue	0.2	0%	0.5	1%	(0.3)		(60)%

Total revenue	$60.2	100%	$68.0	100%	$(7.8)		(11)%

Operating profit	7.3		21.3		(14.0)		(66)%
Operating margin	12%		31%		(19	)pts

(a)	For segment reporting purposes, Integrated Payment Systems presents investment income and its related operating profit on a pretax equivalent basis (i.e., as if investment earnings on settlement assets, which are substantially all nontaxable, were fully taxable at FDC’s marginal tax rate). The revenue and operating profit impact of this presentation is eliminated in consolidation.

Transaction and processing service fee revenue

Transaction and processing service fee revenue is comprised of official check and financial institution money orders issued by agents; check processing, which represents capture and processing of inbound and outbound checks, including image based services; and payment management services. The increases for the three and six months in 2006 compared to the same periods in 2005 were due to increased transactions in payment management services resulting from new business.

Investment income, net

The decreases in investment income for the three and six months ended June 30, 2006 compared to the same periods in 2005 were attributable to rising short-term interest rates, which resulted in higher official check commissions paid to agents. This impact was partially offset by higher yields on certain investments. Also offsetting the increases in commissions paid to agents is activity related to derivative instruments. The Company realized a gain on derivative instruments for the three-month period ended June 30, 2006 compared to a loss in the same period in 2005. The Company also recognized lower realized losses on derivative instruments for the six-month period ended June 30, 2006 compared to the same period in 2005. The average investment balance remained relatively flat for the six-month period compared to the same period in 2005. Results similar to the first six months of 2006 are expected for the remainder of the year based on certain anticipated changes in interest rates.

Operating profit

The decrease in operating profit for both periods was due mainly to the decrease in investment income, net discussed above.

All Other and Corporate

	Three months ended June 30,		Percent Change
(in millions)	2006	2005
Revenues	$129.0	$123.7	4%
Operating profit (loss)	(34.4)	(19.7)	NM

	Six months ended June 30,		Percent Change
(in millions)	2006	2005
Revenues	$276.3	$254.7	8%
Operating profit (loss)	(46.4)	(18.7)	NM

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Revenues

The increase in revenues for the three months ended June 30, 2006 compared to the same period in 2005 resulted from an increase in project work in the government businesses offset partially by a decline due to the closure of the messaging business. The increase in revenue for the six months ended June 30, 2006 compared to 2005 resulted from the factors discussed above as well as an increase in patent royalty income and an increase in the Company’s risk management services. Fluctuations in the other businesses were not individually significant.

Operating loss

The increase in operating loss for the three and six-month periods ended June 30, 2006 as compared to the same periods in 2005 resulted from approximately $16 million and $37 million, respectively, in stock option and ESPP expense recorded due to the adoption of SFAS 123R on January 1, 2006 as well as higher incentive compensation accruals in the current quarter compared to the same period in 2005. The increase in operating loss for the six-month period was partially offset by an increase in patent royalty income as well as savings associated with the 2005 year-end restructuring.

Capital Resources and Liquidity

The Company’s source of liquidity during the first six months of 2006 was cash generated from operating activities. The Company believes its current level of cash and short-term financing capabilities along with future cash flows from operations are sufficient to meet the needs of its existing businesses. The Company may, from time to time, seek longer-term financing to support additional cash needs or to reduce short-term borrowings. The following discussion highlights the Company’s cash flow activities from continuing operations during the six months ended June 30, 2006 and 2005.

Cash and Cash Equivalents

Highly liquid investments (other than those included in settlement assets) with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates market value. At June 30, 2006 and December 31, 2005, the Company held $1,705.1 million and $1,180.9 million in cash and cash equivalents, respectively.

Excluded from cash and cash equivalents at June 30, 2006 and December 31, 2005 were $42.0 million and $190.4 million, respectively, of assets that would otherwise meet the definition of cash and cash equivalents. Such excluded amounts at June 30, 2006 and December 31, 2005 consist of $16.9 million and $135.8 million, respectively, of regulatory required investments in connection with client covenants associated with the official check business; $0.6 million and $30.4 million, respectively, of required investments in connection with the Company’s First Financial Bank; and $24.5 million and $24.2 million, respectively, of required investments related to other operations. Amounts excluded from cash and cash equivalents are included in “other assets” on the Consolidated Balance Sheets.

Cash held outside of the United States at June 30, 2006 and December 31, 2005 was $562.0 million and $310.2 million, respectively.

Cash Flows from Operating Activities from Continuing Operations

	Six months ended June 30,
Source/(use) (in millions)	2006	2005
Net income from continuing operations	$811.1	$766.4
Depreciation and amortization	400.7	390.3
Other non-cash items and charges, net	(51.8)	(52.3)
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable	13.1	15.8
Other assets	32.3	48.5
Accounts payable and other liabilities	(163.6)	(176.9)
Income tax accounts	218.8	(74.6)
Excess tax benefit from share-based payment arrangement	(57.0)	—

Net cash provided by operating activities from continuing operations	$1,203.6	$917.2

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

The increase in depreciation and amortization expense in 2006 is attributable to acquisitions completed during 2005 as well as amortization of initial payments for contracts in the Western Union segment offset partially by a decrease resulting from the write-off of intangibles in conjunction with account deconversions in 2005 in the Financial Institution Services segment as well as other less significant items.

Other non-cash items and charges include restructuring, impairments, litigation and regulatory settlements, other, investment gains and losses and divestitures, as well as undistributed earnings in affiliates, stock compensation and ESPP expense and gains on the sale of merchant portfolios as the proceeds are recognized in investing activities.

The change in accounts receivable between years is the result of the timing of collections compared to billings. The change in other assets between years results mostly from changes in prepaid expenses and inventory. The use of cash in accounts payable and other liabilities for the six months ended June 30, 2006 results from timing of payments for vendor invoices and funding of various accruals whereas the use of cash for the six months ended June 30, 2005 is mainly the result of higher incentive compensation payments. The change in income tax accounts is the result of lower tax payments during the first six months of 2006 compared to 2005 resulting from the tax benefit associated with the significant number of stock options exercised during the first quarter of 2006.

SFAS 123R requires that excess tax benefits relating to share-based payment arrangements be presented in the statement of cash flows as cash provided by financing activities with a corresponding use of cash in operating activities. The Company reflected $57.0 million of excess tax benefits from share-based payment arrangements as cash used for operating activities and a corresponding source of cash provided by financing activities for the six months ended June 30, 2006.

During the remainder of 2006, the Company expects to incur significant costs resulting from the use of outside services related to the spin-off of Western Union. Cash flows from operating activities will be used to fund these costs.

Cash Flows from Investing Activities from Continuing Operations

	Six months ended June 30,
Source/(use) (in millions)	2006	2005
Current year acquisitions, net of cash acquired	$(190.9)	$(37.4)
Payments related to other businesses previously acquired	(43.8)	(59.7)
Additions to property and equipment, net	(90.1)	(114.0)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(135.4)	(80.3)
Proceeds from the sale of marketable securities	20.8	218.4
Other investing activities	13.4	(289.0)

Net cash used in investing activities from continuing operations	$(426.0)	$(362.0)

Current Year Acquisitions

During the six months ended June 30, 2006, the Company created a joint venture with BNL, acquired substantially all of the assets of ClearCheck, Inc. and acquired 100% of GZS. The Company may fund in excess of $400 million for other acquisitions during the remainder of 2006. During the six months ended June 30, 2005, the Company’s acquisitions included the formation of a merchant alliance with ICS, a card issuer and acquirer in the Netherlands, as well as purchases of merchant portfolios.

Payments Related to Other Businesses Previously Acquired

During the six months ended June 30, 2006 and 2005, payments related to other businesses previously acquired related mostly to contingent consideration.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Capital Expenditures

The following table discloses amounts capitalized related to customer contracts, conversion costs, systems development and property and equipment.

	Six months ended June 30,
(in millions)	2006	2005
Customer contracts	$90.0	$28.0
Conversion costs	16.5	24.9
Systems development	28.9	27.4

Subtotal	135.4	80.3
Property and equipment	90.1	114.0

Total amount capitalized	$225.5	$194.3

The increase in capital expenditures relates largely to initial payments for contracts in the Western Union segment partially offset by a decrease in purchases of equipment.

Proceeds from the Sale of Marketable Securities

Proceeds from the sale of marketable securities for the six months ended June 30, 2006 included $9.6 million from the partial liquidation of marketable securities acquired in the Concord merger and $10.5 million from the redemption of MasterCard stock. The source of cash for the six months ended June 30, 2005 included $97.9 million in proceeds from the sale of CheckFree common stock, $83.3 million from the liquidation of marketable securities acquired in the Concord merger and $37.2 million resulting from the maturity of other investments held by the Company’s First Financial Bank.

Other Investing Activities

The source of cash for other investing activities for the six months ended June 30, 2006 related to a $148.4 million reduction in regulatory, restricted and escrow cash balances as discussed above in the Cash and Cash Equivalents section, $54.9 million of proceeds from investment and other activity and proceeds of $27.1 million resulting from the sale of corporate aircraft. Partially offsetting the sources described above were uses related to a contingent payment of $29.9 million related to the 2004 disposition of NYCE (all but $1.6 million of which was accrued at December 31, 2005), a net cash outflow of $32.6 million associated with the sale of a facility related to the Concord merger, and a use of $154.9 million resulting from the following: a loan to a Western Union agent, the purchase of investments related to the Company’s First Financial Bank and other items not individually significant. The use of cash for other investing activities for the six months ended June 30, 2005 relates to the increase in regulatory, restricted and escrow cash balances noted above in the Cash and Cash Equivalents section, the purchase of $37.1 million of investments related to the Company’s First Financial Bank, and other investing activity.

Cash Flows from Financing Activities from Continuing Operations

	Six months ended June 30,
Source/(use) (in millions)	2006	2005
Short-term borrowings, net	$35.9	$(151.8)
Proceeds from issuance of long-term debt	—	995.6
Principal payments on long-term debt	(21.8)	(18.7)
Proceeds from issuance of common stock	582.3	117.6
Excess tax benefit from share-based payment arrangements	57.0	—
Purchase of treasury shares	(814.9)	(1,519.3)
Cash dividends	(91.9)	(62.8)

Net cash used in financing activities from continuing operations	$(253.4)	$(639.4)

Short-Term Borrowings, net

The Company’s financing activities include net proceeds and cash outlays related to the issuance and paydown of commercial paper as well as other short-term debt and capital leases. The commercial paper balance was $740.2 million as of June 30, 2006 compared to $699.3 million as of December 31, 2005. The Company has a $1.5 billion commercial paper program that is supported by a $1.5 billion revolving credit facility, which expires on October 24, 2010.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Proceeds from the Issuance of Long-Term Debt

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

Principal Payments on Long-Term Debt

In conjunction with the spin-off, the Company is contemplating changes to its capital structure. As part of those changes, the Company may pay down approximately $700 million of intercompany debt to Western Union, which presently eliminates within the Consolidated Balance Sheets. The Company may seek external financing to fund the payment. As of yet, no decisions have been made regarding such changes or payments. Also in combination with the spin-off, a portion of FDC’s borrowings will be paid down and Western Union will issue debt.

Proceeds from Issuance of Common Stock

Proceeds from the issuance of common stock resulted from stock option exercises and purchases under the Company’s employee stock purchase plan. Proceeds increased compared to 2005 due to increased exercises of stock options principally as a result of an increase in stock price as well as the accelerated vesting of stock options in December 2005.

Excess Tax Benefit from Share-based Payment Arrangements

The excess tax benefit from share-based payment arrangements is discussed in the “Cash Flows from Operating Activities from Continuing Operations” section above.

Purchase of Treasury Shares

The following table presents stock repurchase programs authorized by the Board of Directors from October 2004 through February 2005, disclosing total shares purchased under each program and the associated cost (in millions) for the six months ended June 30, 2006 and 2005, respectively.

	Six months ended June 30,
	2006		2005
	Shares	Cost	Shares	Cost
Share repurchase programs:
$1.5 billion, authorized October 2004	—	—	22.3	$905.8
$2.0 billion, authorized February 2005	—	—	11.2	439.7

	—	—	33.5	$1,345.5
Treasury stock purchases related to employee benefit plans	17.4	$805.6	3.4	135.4

Total stock repurchases	17.4	$805.6	36.9	$1,480.9

At June 30, 2006, the Company had $1.2 billion remaining under board authorized stock repurchase programs. The increase in shares purchased related to employee benefit plans is a result of the increase in stock option exercises. The difference between the cost of shares repurchased noted in the table above and the amount reflected in the Consolidated Statements of Cash Flows is due to timing of trade settlements.

Cash Dividends

During the six months ended June 30, 2006, the Company paid higher dividends than in the first six months of 2005 due to the Company increasing its quarterly dividend from $0.02 to $0.06 for common stockholders of record as of April 1, 2005.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Letters and Lines of Credit

The Company had $66.2 million in outstanding letters of credit at June 30, 2006, of which nearly all expire in 2007, with a one-year renewal option. The letters of credit are held in connection with certain business combinations, lease arrangements, bankcard association agreements and agent settlement agreements. The Company expects to renew the letters of credit prior to expiration.

As part of the acquisition of GZS in June 2006, the Company assumed lines of credit which totaled approximately 645 million euro or approximately $810 million as of June 30, 2006. The Company had $92.5 million outstanding against these lines of credit as of June 30, 2006.

Significant Non-Cash Transactions

Significant non-cash transactions during the six months ended June 30, 2006 included the issuance of approximately 864,000 shares of restricted stock to certain employees in conjunction with the Company’s incentive compensation plan.

Significant non-cash transactions during the first six months of 2005 included the Company awarding 460,000 shares of restricted stock to executive officers. Subsequent to the award and through June 30, 2006, 150,000 shares had been forfeited or cancelled.

As an integral part of FDC’s payment instrument services, FDC receives funds from instruments sold in advance of settlement with payment recipients. These funds (referred to as “settlement assets” on FDC’s Consolidated Balance Sheets) are not utilized to support the Company’s operations; however, the Company does have the opportunity to earn income from investing these funds. The Company maintains a portion of its settlement assets in highly liquid investments (classified as cash equivalents within settlement assets) to fund settlement obligations.

Off-Balance Sheet Arrangements

Other than facility and equipment leasing arrangements, the Company does not engage in off-balance sheet financing activities. Rent expense related to the synthetic operating leases was $2.3 million and $1.3 million for the three months ended June 30, 2006, and 2005, respectively, and $4.7 million and $2.6 million for the comparable six-month periods.

In May 2006, the Company purchased out of a synthetic lease assumed as part of the merger with Concord and then sold the Memphis facility. As of December 31, 2005, the Company had a $46.2 million liability assumed in the purchase business combination related to the excess of the total cost financed and other carrying costs for the facility over the assumed net sale proceeds. During the first six months of 2006 the Company utilized $41.9 million of the accrual, which included the costs to sell the facility and settle the associated synthetic lease obligation. The remaining $4.3 million of the accrual balance was reversed and the goodwill recorded as part of the Concord purchase business combination was adjusted.

Contractual Obligations

There have been no material changes in the Company’s contractual obligations and commercial commitments from those reported at December 31, 2005 in the Company’s Annual Report on Form 10-K.

Critical Accounting Policies

The Company’s critical accounting policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2005 Annual Report on Form 10-K except as follows:

The Company adopted SFAS 123R effective January 1, 2006 using the modified prospective method of adoption. SFAS 123R requires all stock-based payments to employees to be recognized in the income statement based on their respective grant date fair values over the requisite service periods and also requires an estimation of forfeitures when calculating compensation expense. The Company utilizes the Black-Scholes option pricing model to measure the fair value of stock options granted to employees and directors and recognizes compensation cost on a straight line basis. Option-pricing models require estimates of a number of key valuation inputs including expected volatility, expected dividend yield, expected term and risk-free interest rate. Accordingly, the fair value of stock options is affected by the assumptions selected. Stock-based compensation expense, including the impact of SFAS 123R, was $20.5 million and $44.4 million for the three and six months ended June 30, 2006, respectively.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

New Accounting Pronouncements

In July 2006, Financial Accounting Standards Board (FASB) interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” was issued regarding accounting for, and disclosure of, uncertain tax positions. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact this interpretation will have on its results of operations and financial position.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the 2005 Annual Report on Form 10-K related to the Company’s exposure to market risk from interest rates or foreign currency.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to cause information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported with the time periods specified in SEC rules and forms. The Company has evaluated, under the supervision of its Chief Executive Officer and Chief Financial Officer, the effectiveness of disclosure controls and procedures as of June 30, 2006. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006, to ensure that material information regarding the Company is made known to management, including the Chief Executive Officer and Chief Financial Officer, to allow the Company to meet its disclosure obligations.

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

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of First Data Corporation

We have reviewed the consolidated balance sheet of First Data Corporation as of June 30, 2006, and the related consolidated statements of income for the three and six-month periods ended June 30, 2006 and 2005 and cash flows for the six-month periods ended June 30, 2006 and 2005. These financial statements are the responsibility of the Company’s management.

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

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment.

/s/ Ernst & Young LLP

Denver, Colorado

August 4, 2006

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. None of these matters, either individually or in the aggregate, currently is material to the Company except those matters reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “Annual Report”) and Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 (the “Quarterly Report”). There were no material developments in the litigation matters previously disclosed in the Annual Report and the Quarterly Report except as discussed below.

In the VISA U.S.A. Inc. Litigation matter, on July 5, 2006 the Company and Visa U.S.A. Inc. (“Visa”) announced their agreement to settle the dispute. Pursuant to the terms of the settlement, for the next five years, Visa will pay the Company $10 million per year. The Company and Visa agreed to work together on various product and business development initiatives which could provide mutual benefit to them and improve the electronic payments industry. Visa will provide financial support for these initiatives. The Company also agreed to transition all transactions being intra-processed on the Company’s Omaha platform to Visa’s system, and to route all future Visa-branded transactions through VisaNet subject to certain exceptions.

ITEM 1A.	RISK FACTORS

There are no material changes to the risk factors as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Although not required for interim reporting purposes but consistent with the requirements of Item 1B, “Unresolved Staff Comments,” of Form 10-K, the Company is setting forth herein information regarding certain written comments from the United States Securities and Exchange Commission’s (“SEC”) Division of Corporation Finance that remain unresolved after 180 days. These comments were received as part of the SEC’s standard review from time to time of periodic reports of public companies. The SEC staff’s review encompassed FDC’s Form 10-K’s for fiscal years ended December 31, 2004 and December 31, 2005 and Form 10-Q’s for fiscal quarters ended March 31, 2005, June 30, 2005 and September 30, 2005. The unresolved comments pertain to the accounting for interest rate swap derivatives utilized to hedge agent commissions associated with the Company’s official check business. The economic effectiveness of these hedges is not a subject of the unresolved comments. The Company and its auditors, Ernst & Young LLP, believe that the Company’s hedge documentation is sufficient to qualify for hedge accounting and that its filings with the SEC have been in compliance with generally accepted accounting principles. Discussions with the SEC are ongoing.

If the SEC ultimately disagrees with the Company’s accounting for the interest rate swap derivatives and were to require a restatement of prior periods, such restatement for these issues would have no effect on FDC’s previously reported aggregate stockholders’ equity, total assets or total liabilities. On a cumulative basis, net income subsequent to the adoption of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and through December 31, 2002 would have been lower than that reported. In each of 2003, 2004, and 2005 and the first two quarters of 2006 as well as on a cumulative basis since the adoption of SFAS 133, net income would have been higher than that reported.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about the Company’s purchases of shares of the Company’s common stock during the second quarter ended June 30 2006:

	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2006	900,000	$48.095	0	$1,192,499,855
May 1 – May 31, 2006	2,200,000	$47.265	0	$1,192,499,855
June 1 – June 30, 2006	550,000	$45.700	0	$1,192,499,855

Total	3,650,000	$47.234	0

(1)	All of the shares were repurchased in open-market transactions through a repurchase program for the Company’s employee benefit plans.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A total of 685,349,986 of the Company’s shares of common stock were present or represented by proxy at the Company’s Annual Meeting of Stockholders held on May 10, 2006 (the “2006 Annual Meeting”). This represented more than 89% of the Company’s shares outstanding. Five management proposals were voted upon at the 2006 Annual Meeting and all were approved.

Proposal 1    Election of Directors.

The terms of office of four current directors, Daniel P. Burnham, Jack M. Greenberg, Courtney F. Jones and Charles T. Russell, expired at the 2006 Annual Meeting and all were re-elected to a three-year term. The results of the voting were as follows:

	For	Withheld
Daniel P. Burnham	655,177,829	30,172,157
Jack M. Greenberg	672,476,511	12,873,475
Courtney F. Jones	671,024,941	14,325,045
Charles T. Russell	654,632,078	30,717,908

Proposal 2    Ratification of the election of David A. Coulter as a director.

The results of the voting were as follows:

For	Against	Abstain
676,520,884	3,884,446	4,944,656

Proposal 3    Ratification of the election of Henry C. Duques as a director.

The results of the voting were as follows:

For	Against	Abstain
670,663,273	9,534,317	5,152,396

Proposal 4    Ratification of the election of Peter B. Ellwood as a director.

The results of the voting were as follows:

For	Against	Abstain
677,205,528	3,652,563	4,491,895

Other directors whose terms continued after the meeting are Alison Davis, Richard P. Kiphart, James D. Robinson, Joan E. Spero and Arthur F. Weinbach.

Proposal 5    Ratification of the selection of Ernst & Young LLP as independent auditors of the Company for 2006.

The results of the voting were as follows:

For	Against	Abstain
672,551,446	8,857,175	3,941,365

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

(a)	Exhibits

10.1	Description of additional director fees to be paid to Jack M. Greenberg as the non-executive chairperson of The Western Union Company (incorporated by reference to Item 1.01 of the Company’s Current Report on Form 8-K filed on May 12, 2006).

12	Computation of Ratio of Earnings to Fixed Charges

15	Letter from Ernst & Young LLP Regarding Unaudited Interim Financial Information

31.1	Certification of President and Chief Executive Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

99	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST DATA CORPORATION (Registrant)

Date: August 4, 2006	By	/s/ Kimberly S. Patmore
Kimberly S. Patmore Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 4, 2006	By	/s/ Jeffrey R. Billat
Jeffrey R. Billat Vice President and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Description of additional director fees to be paid to Jack M. Greenberg as the non-executive chairperson of The Western Union Company (incorporated by reference to Item 1.01 of the Company’s Current Report on Form 8-K filed on May 12, 2006).

12	Computation of Ratio of Earnings to Fixed Charges

15	Letter from Ernst & Young LLP Regarding Unaudited Interim Financial Information

31.1	Certification of President and Chief Executive Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

99	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements