Form 10-K/A
period 2005-12-31
FIRST DATA CORP
filed 2006-09-15
CIK 883980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

The Consolidated Financial Statements and financial information of First Data Corporation (“FDC” or “the Company”) included herein have been restated to reflect the Company’s conclusion that certain derivative instruments relating to interest rate swaps associated with the Company’s official check business and foreign currency forward contracts associated with its Western Union business did not qualify for cash flow hedge accounting. The Company believed the initial accounting treatment for these interest rate swaps and foreign currency forward contracts treated as hedges properly reflected the intent and economics of the underlying transactions; however, the interpretations of how to apply Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), and how to adequately provide documentation for such instruments so as to qualify for hedge accounting are very complex. Based on an evaluation of the Company’s initial hedge documentation, management has concluded the initial documentation with respect to these instruments did not meet the requirements of SFAS No. 133. Therefore, the Consolidated Financial Statements and financial information for all periods included herein have been restated to reflect any changes in the market value of these derivative instruments in the Consolidated Statements of Income rather than in “Other comprehensive income (loss)”, a component of stockholders’ equity. Additionally, any previously realized amounts associated with these derivatives have been reclassified out of revenue into the “Investment gains and (losses)” line item in the Consolidated Statements of Income.

Further information relating to the restatement and the effect is more fully described in Note 1 to the Consolidated Financial Statements.

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

Payment Services revenues from external customers, operating profit, and assets represent the following percentages of FDC’s consolidated revenues, total reported segment and all other and corporate operating profit, and consolidated assets:

	2005 (Restated)	2004 (Restated)	2003 (Restated)
Revenue from external customers	40%	39%	42%
Operating profit	53%	52%	61%
Assets	53%	53%	66%

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

The majority of the segment’s revenues are derived from money transfer transactions. Consumer-to-consumer and consumer-to-business transactions generated 85%, 80% and 78% of the segment’s revenues for the years ended December 31, 2005, 2004 and 2003, respectively. The table below presents the components of consumer-to-consumer and consumer-to-business revenues as a percentage of the combined total:

	Year ended December 31,
	2005 (Restated)	2004 (Restated)	2003 (Restated)
Consumer-to-consumer:
International (a)	62%	60%	56%
Domestic (b)	16%	18%	19%
Mexico (c)	7%	6%	7%
Consumer-to-business	15%	16%	18%

(a)	Represents transactions between and within foreign countries (excluding Canada), transactions originated in the U.S. destined for foreign countries and foreign country transactions destined for the U.S. Excludes all transactions between or within the U.S. and Canada and U.S. outbound transactions destined for Mexico as reflected in (b) and (c) below.
(b)	Represents all transactions between and within the U.S. and Canada.
(c)	Represents U.S. outbound transactions destined for Mexico.

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

Merchant Services revenues from external customers, operating profit, and assets represent the following percentages of FDC’s consolidated revenues, total reported segment and all other and corporate operating profit, and consolidated assets:

	2005 (Restated)	2004 (Restated)	2003 (Restated)
Revenue from external customers	36%	35%	29%
Operating profit	35%	34%	30%
Assets	35%	34%	21%

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

Card Issuing Services revenues from external customers, operating profit, and assets represent the following percentages of FDC’s consolidated revenues, total reported segment and all other and corporate operating profit, and consolidated assets:

	2005 (Restated)	2004 (Restated)	2003 (Restated)
Revenue from external customers	22%	23%	24%
Operating profit	16%	17%	13%
Assets	11%	12%	7%

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

See Item 10 of this Form 10-K/A.

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

The Company is subject to risks related to the changes in currency rates as a result of its investments in foreign operations and from revenues generated in currencies other than the U.S. dollar. The Company utilizes foreign currency forward contracts and currency swaps, which are intended to qualify as cash flow hedges to mitigate the cash flow or market value risks associated with foreign currency denominated transactions. However, these hedge contracts may not eliminate all of the risks related to foreign currency translation.

Although the above mentioned foreign currency forward contracts were effective economic cash flow hedges, based upon an evaluation of the initial documentation of hedging arrangements, management concluded that the contracts did not qualify for cash flow hedge accounting since the initial documentation with respect to these instruments did not meet the requirements of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). Accordingly, the Company restated its Consolidated Financial Statements for the three years ended December 31, 2005. Although the above noted documentation deficiencies will be remediated, there is risk that with the continued evolution of hedge documentation and other hedge requirements similar hedging transactions may not qualify for hedge accounting even though they remain effective economic hedges.

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

Increase in interest rates may negatively impact the Company’s operating results and financial condition.

The Company may be impacted by interest rates most significantly in the following three ways:

•	Interest expense is incurred on the Company’s $5.4 billion in borrowings and its related interest rate swaps. The effect of the swaps on much of the fixed rate debt requires the Company to pay interest based on variable rates.

•	Interest income is earned on the Company’s $17.0 billion in settlement assets and related interest rate swaps. The effect of the swaps on a small portion of the fixed rate investments results in the Company receiving interest based on variable rates.

•	Commissions paid to official check agents are based on short-term variable interest rates on the balance of outstanding official checks. Related interest rate swaps require the Company to pay interest based on fixed rates.

An increase in interest rates would have a negative impact on the Company’s results of operations by causing an increase in interest expense and commission expense (the commission expense exposure is intended to be only partially hedged so an increase in interest rates would have a negative impact on the unhedged portion). The impact on interest income would not offset the potential negative impact of the interest and commission expense.

Although the above mentioned interest rate swaps on commission payments were effective economic cash flow hedges, based upon an evaluation of the initial documentation of hedging arrangements, management concluded that these interest rate swaps did not qualify for cash flow hedge accounting since the initial documentation with respect to these instruments did not meet the requirements of SFAS No. 133. Accordingly, the Company restated its Consolidated Financial Statements for the three years ended December 31, 2005. Although the above noted documentation deficiencies will be remediated, there is risk that with the continued evolution of hedge documentation and other hedge requirements similar hedging transactions may not qualify for hedge accounting even though they remain effective economic hedges.

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

The Notes to the Consolidated Financial Statements contain additional information about various acquisitions, dispositions, and certain charges and benefits resulting from restructurings, impairments, litigation and regulatory settlements, other, investment gains and losses, and divestitures, which affect the comparability of information presented. Certain amounts below have been restated to reflect the Company’s conclusion that certain derivative instruments relating to interest rate swaps associated with the Company’s official check business and foreign currency forward contracts related to its Western Union business did not qualify for cash flow hedge accounting. Refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed explanation of the financial statement restatements. In addition, certain prior years’ amounts have been reclassified to conform to the current year presentation. The Company classified NYCE as a discontinued operation in 2003, and all periods below have been reclassified from historically reported results to reflect the impact. Amounts below include Concord since the merger on February 26, 2004. All results are in millions, except for per share amounts or otherwise noted.

	For Year Ended December 31,
	2005	2004	2003	2002	2001
Income statement data (Restated):
Revenues (a)	$10,568.2	$10,225.0	$8,648.5	$7,683.5	$6,663.3
Operating expenses (a)	8,170.3	7,558.0	6,422.8	5,695.3	5,268.0
Other operating expenses (b)	164.7	121.4	39.1	73.9	35.5
Other income (expense) (c)	(15.3)	8.3	(207.1)	(633.5)	(416.8)
Income from continuing operations	1,728.9	1,900.9	1,485.5	1,003.6	800.4
Depreciation and amortization	777.3	738.2	569.3	523.2	631.4
Per share data for continuing operations (Restated):
Earnings per share—basic (d)	$2.23	$2.30	$2.01	$1.32	$1.03
Earnings per share—diluted (d)	2.20	2.26	1.98	1.30	1.01
Cash dividends per share (d)	0.24	0.08	0.08	0.07	0.04
Balance sheet data (at year-end):
Total assets	$34,248.5	$32,718.8	$25,585.6	$26,591.2	$21,912.2
Settlement assets	16,996.4	15,697.3	15,119.3	16,688.5	13,166.9
Total liabilities	25,791.5	23,832.7	21,538.3	22,434.9	18,392.3
Settlement obligations	17,070.5	15,590.9	14,833.2	16,294.3	13,100.6
Borrowings	5,356.4	4,606.3	3,037.8	2,581.8	2,517.3
Convertible debt	—	—	537.2	552.7	584.8
Total stockholders’ equity	8,457.0	8,886.1	4,047.3	4,156.3	3,519.9
Summary operating data:
At year-end—
Card accounts on file (in millions)	460.3	406.0	347.8	325.2	312.2
For the year—
North America issuer transactions (in millions) (e)	7,906.8	6,818.9	2,605.9	2,255.5	1,904.0
North America merchant transactions (in billions) (f)	23.4	19.8	12.3	9.9	8.7
Consumer-to-consumer money transfer transactions (in millions) (g)	118.5	96.7	81.0	67.8	55.8
Consumer-to-business transactions (in millions) (h)	160.4	146.1	134.0	119.3	98.5

(a)	In January 2002, the Company adopted Emerging Issues Task Force (“EITF”) 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” (EITF 01-14) which requires that reimbursements received for “out-of-pocket” expenses be characterized as revenue. 2001 has been adjusted for the adoption. Operating expenses include cost of services; cost of products sold; selling, general and administrative; and reimbursable postage and other.
(b)	Other operating expenses include restructuring, net; impairments; litigation and regulatory settlements; and other charges.
(c)	Other income (expense) includes interest income, interest expense, investment gains and losses, and divestitures, net.
(d)	In March 2002, the Company’s Board of Directors declared a 2-for-1 stock split of the Company’s common stock to be effected in the form of a stock dividend. Shareholders of record on May 20, 2002 received one share of the Company’s common stock for each share owned. The distribution of the shares occurred after the close of business on June 4, 2002. 2001 per share amounts have been retroactively adjusted to reflect the impact of the stock split.
(e)	North America issuer transactions include Visa and MasterCard signature debit, STAR ATM, STAR PIN-debit POS, and ATM and PIN-debit POS gateway transactions.
(f)	North America merchant transactions include acquired Visa and MasterCard credit and signature debit, PIN-debit, electronic benefits transactions (“EBT”), and processed-only or gateway customer transactions at the point of sale (“POS”). North America merchant transactions also include acquired ATM transactions, gateway transactions at ATMs, and STAR PIN-debit POS transactions received from other acquirers. Amounts prior to 2004 have been adjusted to include EBT.
(g)	Consumer-to-consumer money transfer transactions include consumer-to-consumer money transfer services worldwide. Amounts for 2005 include Vigo Remittance Corp. (“Vigo”) transactions since the acquisition date of October 21, 2005.
(h)	Consumer-to-business transactions include Quick Collect, EasyPay, PhonePay, Paymap’s Just-in-Time and Equity Accelerator services, and E Commerce Group’s Speedpay transactions directly processed by E Commerce Group.

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

•	The Payment Services segment is comprised of businesses that provide money transfer and bill payment services to consumers and businesses whether they are from one location to another or through the issuance of an official check or money order by a bank or other institution. The segment’s consumer-to-consumer money transfer operations represent 73% of the segment’s revenue and provide money transfer services to people who periodically need to send funds to family and friends in other locations, or send or receive cash quickly in emergency situations.

•	The Merchant Services segment facilitates the acceptance of consumer transactions at the point of sale, whether it is transactions at a physical merchant location, over the internet, or at an ATM. Merchant acquiring operations are the largest driver of the segment’s revenue by facilitating the merchants’ ability to accept credit and debit cards by authorizing, capturing, and settling merchants’ credit, debit, stored-value and loyalty card transactions. A majority of these services are offered through alliance arrangements with financial institutions.

•	The Card Issuing Services segment provides customer account management services to financial institutions offering branded credit cards, branded debit cards and retail private label cards to consumers and businesses. Additionally, the output services business provides print mail and embossing services to clients processing accounts on the Company’s platform and those using alternative platforms. The largest drivers of revenue consist of transaction authorization and posting, network switching and account management.

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

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Financial Statement Restatement

On August 22, 2006 management of First Data Corporation (“FDC” or “the Company”) and the Audit Committee of its Board of Directors made the decision to restate the Company’s previously issued Consolidated Financial Statements for the years ended December 31, 2003, 2004 and 2005 and financial information for each of the quarters in the years 2004 and 2005. The Company arrived at this decision after an extensive review of its accounting for derivatives. The restatement pertains to the initial documentation for certain derivative instruments relating to the Company’s interest rate swaps associated with its official check business and foreign currency forward contracts associated with its Western Union business which the Company determined did not meet the requirements to qualify for hedge accounting.

The Company has historically intended to use derivative instruments to mitigate changes in interest rates and in foreign currency exchange rates. The interest rate swaps associated with the official check business are used to hedge its commission payment obligation. The Company hedges the forecasted fee revenue earned in its money transfer business when the fee is paid in a currency other than the Company’s functional currency (U.S. dollar) using foreign currency forward contracts. The Company had historically applied hedge accounting to these derivatives, which produced financial statement results that were consistent with the economics of these transactions, however, the Company has determined that its hedge documentation was not adequate at the inception of the derivative agreements to qualify for hedge accounting. As a result, changes in the fair market value of certain derivative instruments are now recognized in the Consolidated Statements of Income in the “Investment gains and (losses)” line. Previously, changes to the fair value of these derivative instruments were recognized in the “Other comprehensive income” line in the Consolidated Balance Sheets and did not directly impact net income. Additionally, any previously realized amounts associated with these derivatives have been reclassified out of revenue into the “Investment gains and (losses)” line. This change has resulted in volatility in net income for the periods presented. The Company anticipates its results will be subject to volatility as a result of this change until it is able to restructure the derivative instruments and prepare appropriate documentation to qualify for hedge accounting treatment which is expected to occur late in the third quarter 2006.

FDC’s restated Consolidated Net Income subsequent to the adoption of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and through December 31, 2002 is approximately $300 million lower than that previously reported. Restated Consolidated Net Income is higher than that previously reported in each of 2003, 2004 and 2005 by approximately $90 million, $35 million, and $130 million, respectively.

2005 Financial Summary

Significant financial and other measures for the full year ended December 31, 2005 include:

•	Total revenues increased 3% from 2004 with Payment Services segment revenue growing 6% and Merchant Services segment revenue growing 7%. Diluted earnings per share from continuing operations decreased 3%, most significantly attributable to the 2004 gain on sale of GCA partially offset by the increases in fair value of certain derivative financial instruments associated with the restatement discussed above.

•	Cash flows from operating activities decreased 10% to $2,311.4 million, and the Company received proceeds of $995.6 million from the issuance of long-term debt. During 2005 the Company disbursed $793.7 million for business and portfolio acquisitions and $2,222.7 million to repurchase the Company’s shares.

•	The money transfer agent network increased to over 271,000 locations (including 18,000 Vigo locations), and consumer-to-consumer money transfer transactions increased 23% to 119 million. North America merchant transactions increased 18% to 23 billion. North America issuer transactions increased 16% to 8 billion.

2005 Acquisitions and Alliances

•	The Company acquired 100% of Vigo Remittance Corp., a provider of consumer-to-consumer money transfer services to various countries, for approximately $370 million in October 2005.

•	Other 2005 acquisitions and alliance formations include:

•	June—Formation of a merchant alliance with International Card Services (“ICS”), a card issuer and acquirer in the Netherlands, by purchasing 51% of their merchant acquiring business;

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

•	July—Acquisition of 100% of EuroProcessing International (“EPI”), a provider of debit and credit card issuing and acquiring processing in nine Central and Eastern European countries;

•	August—Formation of a merchant services alliance with BankWest in Australia;

•	September—Entered into a merchant services alliance with Citibank by acquiring CitiCorp Payment Services Inc., a provider of credit and debit card payment processing services to approximately 15,000 merchant locations;

•	November—Acquired 100% of Austrian Payment Systems Services GmbH (“APSS”), a provider of debit and credit card issuing and acquiring processing, as well as card network operations and terminals and ATM processing;

•	November—Acquired an approximately 80% interest in Korea Mobile Payment Services (“KMPS”), a provider of network and terminal interface services to local merchants.

•	The Company signed an agreement in December 2005 to acquire Gesellschaft fur Zahlungssysteme (“GZS”), a German processor of cashless, card-based payment transactions. Completion of this transaction is expected to occur in mid 2006.

•	The Company signed an agreement in 2005 to create a joint venture with Banca Nazionale del Lavoro (“BNL”), to provide merchant acquiring services for Italian merchants. The transaction closed on January 31, 2006, resulting in 49% ownership of the alliance to be accounted for under the equity method of accounting.

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

Investment income, net—Revenue is derived primarily from interest generated by settlement assets within the Payment Services and Merchant Services segments and realized net gains and losses from such assets. This revenue is recorded net of official check agents’ commissions.

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

Results of operations have been restated for the years ended December 31, 2003, 2004 and 2005 as a result of the financial statement restatement discussed above in “Overview”. In addition, PNC Merchant Services alliance revenues and expenses have been retroactively adjusted back to January 1, 2005 to reflect the alliance as an investment accounted for under the equity method. In addition, amounts for 2004 and 2003 have been adjusted for a reclassification of leasing revenue from “Transaction and processing service fees” to “Product sales and other.” Both adjustments relate to the Merchant Services segment.

Consolidated Results

							Percent Change
	2005 (Restated)	% of Total Revenue	2004 (Restated)	% of Total Revenue	2003 (Restated)	% of Total Revenue	2005 vs. 2004	2004 vs. 2003
(in millions)
Revenues:
Transaction and processing service fees	$9,283.5	88%	$8,690.1	85%	$7,101.5	82%	7%	22%
Investment income, net	19.0	0	279.8	3	361.3	4	(93)%	(23)%
Professional services	89.0	1	89.9	1	102.9	1	(1)%	(13)%
Software licensing and maintenance	58.6	1	63.4	1	53.4	1	(8)%	19%
Product sales and other	502.2	4	518.0	4	421.1	5	(3)%	23%
Reimbursable postage and other	615.9	6	583.8	6	608.3	7	5%	(4)%

	$10,568.2	100%	$10,225.0	100%	$8,648.5	100%	3%	18%

Expenses:
Cost of services	$5,661.3	54%	$5,140.6	50%	$4,235.1	49%	10%	21%
Cost of products sold	264.7	3	223.1	2	204.4	2	19%	9%
Selling, general and administrative	1,628.4	15	1,610.5	16	1,375.0	16	1%	17%
Reimbursable postage and other	615.9	6	583.8	6	608.3	7	5%	(4)%
Other operating expenses, net	164.7	1	121.4	1	39.1	1	36%	210%

	$8,335.0	79%	$7,679.4	75%	$6,461.9	75%	9%	19%

Interest income	$21.2	*	$25.1	*	$7.5	*	(16)%	235%
Interest expense	(228.3)	*	(136.8)	*	(107.1)	*	67%	28%
Investment gains and (losses)	130.5	*	(145.2)	*	(114.3)	*	*	*
Divestitures, net	61.3	*	265.2	*	6.8	*	*	*
Income taxes	597.3	*	702.3	*	513.1	*	(15)%	37%
Minority interest	(128.6)	*	(114.6)	*	(119.6)	*	12%	(4)%
Equity earnings in affiliates	236.9	*	163.9	*	138.7	*	45%	18%
Discontinued operations	(11.5)	*	7.4	*	14.7	*	*	(50)%

Net income	$1,717.4	16%	$1,908.3	19%	$1,500.2	17%	(10)%	27%

Diluted earnings per share from continuing operations	$2.20		$2.26		$1.98		(3)%	14%

*	Calculation not meaningful.

Operating revenues overview

Transaction and processing service fees

•	Payment Services segment—Increased money transfers at existing Western Union agent locations and, to a lesser extent, agent location additions contributed to increased transaction volume internationally and domestically for the year ended December 31, 2005. These increases along with incremental marketing investments also contributed to increased transaction volume internationally and domestically for the year ended December 31, 2004.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

•	Merchant Services segment—Growth is due to internal growth in the domestic and international businesses, increased transaction volumes, new sales, increased debit network fees, the incremental impact of the merger with Concord on 2005 and 2004 results and other recent acquisitions partially offset by the disposition of GCA Holdings, LLC (“GCA”) in March of 2004, as well as the deconsolidation of the PNC alliance in 2005. Adversely impacting these growth rates were declines in checks at the point of sale, the loss of certain STAR clients, and the exit of certain portfolios and contracts in 2004.

•	Card Issuing Services segment—Revenue declined in 2005 due mostly to account deconversions, price compression and the loss of certain STAR clients. Revenue in 2004 increased due to the incremental impact of the merger with Concord and other acquisitions, growth from existing clients, and account conversions offset by account deconversions and price compression.

Investment income, net

•	The decrease in investment income in 2005 over 2004 was driven by the Payment Services segment’s official check business partially offset by increased investment income related to the Merchant Services segment. Higher interest rates caused commissions paid to official check agents to double resulting in negative official check related investment income for the year. The Company anticipates its commission payments effect on investment income will be subject to continued volatility until it is able to restructure its hedging program, which is expected to occur late in the third quarter 2006, as a result of the loss of hedge accounting treatment discussed above in “Overview”. Also contributing to the decrease in investment income in 2005 when compared to 2004 were less than $1 million of realized gains on the sale of portfolio investments in 2005. Investment income was impacted in 2004 by changes in interest rates over 2003, portfolio yields, and reduced gains realized upon liquidation of certain portfolio investments.

Product sales and other

•	The decrease in product sales and other revenue in 2005 from the comparable 2004 period was driven by not having a gain on sale of a merchant portfolio in 2005 compared to that generated in 2004 as noted below. The decrease was substantially offset by increased contract termination fees in Card Issuing Services, increased domestic and international sales and leasing of terminals, and the incremental impact of the Concord merger and acquisitions. The increase in product sales and other revenue in 2004 compared to 2003 was attributable to Concord terminal operations in 2004 and a gain on the sale of merchant portfolios of approximately $101 million in 2004 compared with gains of $71 million in 2003. Also impacting 2004 results were the first three months of TeleCash Kommunikations-Serivce GmbH’s (“TeleCash”) revenue before the anniversary of its March 2003 acquisition date. Partially offsetting the growth for 2004 was less royalty income than the prior year.

Reimbursable postage and other

•	The increases in 2005 reimbursable postage and other revenue and the corresponding expense were due to new business and internal growth partially offset by account deconversions. The decreases in 2004 compared to 2003 resulted from deconverted clients and volume declines in the subprime market, offset partially by new business.

Operating expenses overview

Cost of services

•	The increase in cost of services in 2005 over 2004 was driven by increased Western Union agent commissions, increased debit network fees and the impact of acquisitions net of the effect of dispositions. Each of these items contributed between $150 million and $200 million to the increase in cost of services. The agent commissions increase corresponds to the increase in money transfer revenue. Debit network fees increased due to the growth in debit transactions and changes in rates charged by the network providers. The impact of the acquisitions include the expenses of those that closed in 2005 and the expenses from January 1, 2005 to the anniversary dates of the merger with the former Concord businesses and the acquisitions of Cashcard Australia Limited (“Cashcard”) and First Data Hellas. Partially offsetting these acquisitions were the expenses associated with GCA before its sale. Other significant offsets to the above include the decrease associated with the deconsolidation of PNC for 2005 results, check warranty expense, chargeback expense as well as, based on certain compensation plan financial performance measures not being met, a significant decrease in the amount accrued with respect to incentive compensation for all levels of employees. The increase in cost of services as a percentage of revenue was driven mostly by increased debit network fees.

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

Investment gains and losses, net

As discussed above in “Overview”, the Company restated its financial statements to recognize in earnings the realized derivative amounts, previously reported in revenue, and unrealized changes in derivative values, previously reported in other comprehensive income, related to interest rate swaps associated with its official check business and foreign currency forward contracts utilized in its Western Union business. These earnings are reflected in the “Investment gains and losses” line item in the Consolidated Statements of Income.

The majority of the increase in 2005 over 2004 was due to higher interest rates which increased the value of the interest rate swaps held by the Company as well as a decrease in interest payments associated with the interest rate swaps. A lesser portion of the increase resulted from fluctuations in foreign exchange rates that increased the value of the foreign currency forward contracts mentioned above. Also during 2005, the Company recognized pretax gains of $21.4 million on the sale of CheckFree Corporation common stock, net of charges to exit related hedging instruments, as well as lesser gains on the sales of other strategic investments. These gains partially were offset by other than temporary impairments of other investments.

The majority of the decrease in 2004 over 2003 was due to less of an increase in the value of the interest rate swaps held by the Company partially offset by a decrease in interest payments associated with the swaps. A lesser portion of the decrease resulted from fluctuations in foreign exchange rates that decreased the value of the foreign currency forward contracts mentioned above and realized losses on these forward contracts. Additionally, the Company recognized a net investment gain in 2004 resulting from the sale of a minority investment in VIPS Healthcare Information Systems (“VIPS”) having sold the majority interest in 1998. The sale of its remaining minority interest in VIPS was made pursuant to the 1998 sale agreement which required First Data to sell its retained interest upon the occurrence of specified events. Partially offsetting this gain were the write-down of investments considered other than temporarily impaired.

The majority of the 2003 investment losses were due to the interest payments associated with the interest rate swaps partially offset by an increase in the value of the swaps held by the Company driven by higher interest rates. A lesser portion of the results was due to fluctuations in foreign exchange rates that decreased the value of the foreign currency forward contracts mentioned above and realized losses on these forward contracts. For the year ended December 31, 2003 additional net investment losses were recorded primarily related to e-commerce businesses and strategic investments.

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

Income taxes

FDC’s effective tax rates on pretax income from continuing operations, which have been restated from those previously reported due to the financial statement restatement discussed above in “Overview”, were 25.6%, 27.0% and 25.7% for the years ended December 31, 2005, 2004 and 2003, respectively. The calculation of the effective tax rate includes most of the equity earnings in affiliates and minority interest in pretax income. The majority of minority interest and equity earnings relate to entities that are considered pass-through entities for income tax purposes.

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

Diluted earnings per share

The decrease in earnings per share (“EPS”) for 2005 is attributable to a decrease in net income resulting most significantly from the gain on the sale of GCA recognized in 2004 partially offset by the increases in fair market value of certain derivative financial instruments associated with the restatement previously discussed, in addition to the items discussed above, offset partially by fewer outstanding shares resulting from the purchase of treasury stock. The increase in EPS for 2004 is attributable to increases in net income resulting most significantly from the gain on the sale of GCA in 2004 as well as the items discussed above. The buyback of 42.4 million, 88.2 million and 36.8 million shares during the years ended December 31, 2005, 2004 and 2003, respectively, and the additional income from the 2004 Concord merger, had an offsetting effect on the dilutive impact of the shares issued in connection with the merger.

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

The business segment measurements provided to, and evaluated by, the Company’s CODM are computed in accordance with the following principles:

•	The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

•	Segment revenue includes interest income, equity earnings in affiliates and intersegment revenue.

•	Corporate overhead is allocated to the segments primarily based on a percentage of the segments’ revenue.

•	Segment operating profit includes interest income, minority interest (excluding minority interest related to interest expense and income taxes) and equity earnings in affiliates net of related amortization expense.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

•	Segment operating profit excludes restructuring charges, impairment charges, significant litigation and regulatory settlement charges, other charges, interest expense, investment gains and losses, divestiture gains and losses, other and income taxes since they are not allocated to the segments for internal evaluation purposes. While these items are identifiable to the business segments, they are not included in the measurement of segment operating profit provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation.

•	Investment income from the official check portfolio and the related operating profit in the Payment Services segment is stated on a pretax equivalent basis (i.e., as if investment earnings on nontaxable investments were fully taxable at FDC’s marginal tax rate).

Payment Services Segment Results

							Percent Change
	2005 (Restated)	% of Total Revenue	2004 (Restated)	% of Total Revenue	2003 (Restated)	% of Total Revenue	2005 vs. 2004		2004 vs. 2003
	(in millions)
Revenues:
Transaction and processing service fees	$4,274.4	94%	$3,758.5	88%	$3,261.4	85%	14%		15%
Investment income, net (a)	219.6	5	474.8	11	571.6	15	(54)%		(17)%
Other revenues	31.4	1	21.8	1	18.8	—	44%		16%

Total revenue	$4,525.4	100%	$4,255.1	100%	$3,851.8	100%	6%		10%

Operating profit (a)	$1,466.8		$1,517.0		$1,476.4		(3)%		3%
Operating margin	32%		36%		38%		(4	)pts	(2	)pts
Key indicators:
Consumer-to-consumer money transfer transactions (b)	118.5		96.7		81.0		23%		19%
Consumer-to-business transactions (c)	160.4		146.1		134.0		10%		9%

(a)	For segment reporting purposes, Payment Services presents investment income and its related operating profit on a pretax equivalent basis (i.e., as if investment earnings on settlement assets, which are substantially all nontaxable, were fully taxable at FDC’s marginal tax rate). The revenue and operating profit impact of this presentation is eliminated in consolidation.
(b)	Consumer-to-consumer money transfer transactions include consumer-to-consumer money transfer services worldwide.
(c)	Consumer-to-business transactions include Quick Collect, EasyPay, PhonePay, Paymap’s Just-in-Time and Equity Accelerator services, and E Commerce Group’s SpeedPay transactions directly processed by E Commerce Group.

Summary

Payment Services segment revenue growth in 2005 and 2004 was driven most significantly by Western Union consumer-to-consumer money transfer revenue growth of 15% for the year ended December 31, 2005 compared to the same period in 2004 and 17% for the year ended December 31, 2004 over the same period in 2003, due mostly to increased transaction volumes. Money transfer and bill payment transactions, classified as either consumer-to-consumer or consumer-to-business (as defined in notes (b) and (c) above), represent 85%, 80% and 78% of total segment revenues for the years ended December 31, 2005, 2004 and 2003, respectively. Also contributing to the segment’s revenue growth was the acquisition of Vigo in October 2005, as well as in both 2005 and 2004 increased remittance processing resulting from new clients, growth in the prepaid business due to increased card shipments and transactions and the inclusion of the former Concord operations for the full year in 2005 and activity from the date of merger in February 2004. The increase in revenue for both periods was offset partially by a decrease in investment income.

Transaction and Processing Service Fees and Other Revenue

Money Transfer / Bill Payment

Money transfer and bill payment transactions, classified as either consumer-to-consumer or consumer-to-business (as defined in notes (b) and (c) above), generated $3,849 million, $3,404 million, and $2,997 million of revenue for the years ended December 31, 2005, 2004 and 2003, respectively. The remaining Payment Services’ transaction and processing service fees and other revenues include prepaid services, fee-based component of official check and money order, remittance processing, check processing, messaging services, other bill payment services not included in note (c) above, and transportation-related payment services businesses.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

The following table illustrates the different components of consumer-to-consumer and consumer-to-business revenues as a percentage of the combined total for the years ended December 31, 2005, 2004 and 2003.

	Years Ended December 31,
	2005 (Restated)	2004 (Restated)	2003 (Restated)
Consumer-to-consumer
International (a)	62%	60%	56%
Domestic (b)	16	18	19
Mexico (c)	7	6	7
Consumer-to-business	15	16	18

Total	100%	100%	100%

(a)	Represents transactions between and within foreign countries (excluding Canada), transactions originated in the U.S. destined for foreign countries and foreign country transactions destined for the U.S. Excludes all transactions between or within the U.S. and Canada and U.S. outbound transactions destined for Mexico as reflected in (b) and (c) below.
(b)	Represents all transactions between and within the U.S. and Canada.
(c)	Represents U.S. outbound transactions destined for Mexico.

Consumer-to-consumer

The table below illustrates performance indicators for the consumer-to-consumer money transfer business for the years ended December 31, 2005, 2004 and 2003.

	Years Ended December 31,
	2005 (Restated)	2004 (Restated)	2003 (Restated)
Consumer-to-consumer money transfer revenue growth	15%	17%	18%
International money transfer revenue growth	17%	21%	25%
Mexico money transfer revenue growth	27%	5%	16%
Domestic money transfer revenue growth (a)	4%	8%	3%
Consumer-to-consumer money transfer transaction growth	23%	19%	19%
International money transfer transaction growth	28%	24%	25%
Mexico money transfer transaction growth	26%	16%	22%
Domestic money transfer transaction growth (a)	5%	8%	6%
Agent locations (end of period) (b)	271,000	219,000	182,000

(a)	Prior period amounts have been adjusted to include westernunion.com.
(b)	Includes an increase of approximately 18,000 agent locations from the acquisition of Vigo in 2005.

Consumer-to-consumer money transfer revenue growth in 2005 was driven by international and Mexico money transfer growth and the acquisition of Vigo in the fourth quarter 2005. Excluding Vigo, consumer-to-consumer revenue growth in 2005 was approximately 14%. International money transfer transaction growth benefited from growth in the U.S. and European outbound businesses and strong growth in China, India and the Philippines, including the Philippines intra-country business. International revenue growth was also benefited by exchange rates. For the year ended December 31, 2005, the exchange rates between the euro and the U.S. dollar resulted in a year-over-year decrease to revenue of $1.4 million compared to benefits to revenue of $73.4 million and $109.7 million in 2004 and 2003, respectively, assuming a constant exchange ratio (i.e., as if there was no change in exchange rates from the same period in the previous year) between the euro and the U.S. dollar. On a euro-adjusted basis, international revenue growth was consistent in 2005 with 2004 at 17%. The Company anticipates continued volatility in revenue resulting from changes in exchange rates until it is able to restructure its foreign currency hedging program, which is expected to occur late in the third quarter 2006, as a result of the loss of hedge accounting treatment previously discussed. Growth in Mexico money transfer transactions for the year ended December 31, 2005 was driven by growth in Western Union branded transactions, both the “In Minutes Service” and “Next Day Service.” The lower transaction and revenue growth rates in domestic money transfer for the year ended December 31, 2005 compared to 2004 are not specifically attributable to any single event.

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

Investment income

The decrease in investment income in 2005 compared to 2004 is attributable to higher short-term interest rates, which resulted in higher official check commissions paid to agents, and no realized gains on the liquidation of portfolio investments partially offset by higher yields on certain investments and an increase in average investable balances.

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

The investment portfolio balance is driven largely from sales of official checks by agents. The average investment portfolio balance increased 5% for the year ended December 31, 2005 compared to 2004 due to new business and growth in

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

existing business and decreased 4% in 2004 compared to 2003 resulting from mortgage origination activity. The current trend of higher interest rates is expected to continue in the near term causing higher commissions to official check agents. In addition, the Company anticipates its commission payments will be subject to continued volatility until it is able to restructure its hedging program, which is expected to occur late in the third quarter 2006, as a result of the loss of hedge accounting treatment previously discussed.

Operating profit

Payment Services’ operating profit (on a pretax equivalent basis) decreased for the year ended December 31, 2005 versus the comparable period in 2004 due to the decrease in investment income partially offset by the increase in consumer-to-consumer money transfer revenue and its corresponding operating margin. Operating margin for the same period decreased since there were $0.2 million of realized gains on the liquidation of portfolio investments in 2005 compared to significant gains in 2004 as noted above as well as the increase in official check commissions paid to agents. Also benefiting 2005 operating profit was significantly lower incentive compensation due to certain performance measures not being met. Advertising expense increased but remained relatively consistent as a percentage of total Western Union money transfer revenue. The Company anticipates savings from the December 2005 restructuring in 2006 but experienced no savings in 2005.

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

Merchant Services Segment Results

							Percent Change
	2005	% of Total Revenue	2004	% of Total Revenue	2003	% of Total Revenue	2005 vs. 2004		2004 vs. 2003
	(in millions)
Revenues: (a)
Transaction and processing service fees	$2,946.8	72%	$2,684.6	70%	$1,694.8	63%	10%		58%
Check verification and guarantee services	373.7	9	405.4	11	389.2	15	(8)%		4%
Product sales and other	428.2	10	480.7	13	376.9	14	(11)%		28%
Equity earnings in affiliates	264.1	6	194.9	5	170.2	6	36%		15%
Other revenues	98.6	3	78.7	1	46.4	2	25%		70%

Total revenue	$4,111.4	100%	$3,844.3	100%	$2,677.5	100%	7%		44%

Operating profit (a)	$971.4		$990.3		$723.2		(2)%		37%
Operating margin (a)	24%		26%		27%		(2	)pts	(1	)pt
Key indicators: (a)
North America merchant transactions (b)	23,424.7		19,829.4		12,269.3		18%		62%

(a)	2004 and 2003 amounts exclude the discontinued operations of NYCE and the divested business of GCA.
(b)	North America merchant transactions include acquired Visa and MasterCard credit and signature debit, PIN-debit, electronic benefits transactions (“EBT”), and processed-only or gateway customer transactions at the POS. North America merchant transactions also include acquired ATM transactions, gateway transactions at ATMs, and STAR PIN-debit POS transactions received from other acquirers.

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

Card Issuing Services Segment Results

							Percent Change
	2005	% of Total Revenue	2004	% of Total Revenue	2003	% of Total Revenue	2005 vs. 2004		2004 vs. 2003
	(in millions)
Revenues: (a)
Transaction and processing service fees	$1,630.0	69%	$1,723.4	72%	$1,392.2	67%	(5)%		24%
Professional services	47.1	2	50.2	2	50.1	2	(6)%		—
Product sales and other	58.7	2	9.2	—	5.7	—	538%		61%
Reimbursable postage and other	601.5	25	570.0	24	617.2	30	6%		(8)%
Other revenues	25.6	2	30.9	2	24.4	1	(17)%		27%

Total revenue	$2,362.9	100%	$2,383.7	100%	$2,089.6	100%	(1)%		14%

Operating profit (a)	$455.7		$508.1		$309.9		(10)%		64%
Operating margin (a)	19%		21%		15%		(2	)pts	6	pts
Key indicators:
Card accounts on file (end of period)
Domestic	415.3		369.9		316.6		12%		17%
International	45.0		36.1		31.2		25%		16%

Total	460.3		406.0		347.8		13%		17%

North America issuer transactions (b)	7,906.8		6,818.9		2,605.9		16%		162%

(a)	2004 and 2003 amounts exclude the discontinued operations of the NYCE business.
(b)	North America issuer transactions include Visa and MasterCard signature debit, STAR ATM, STAR PIN-debit POS, and ATM and PIN-debit POS gateway transactions.

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

Cash and cash equivalents held outside of the U.S. at December 31, 2005 and 2004 were $310.2 million and $268.1 million, respectively.

Cash Flows from Operating Activities from Continuing Operations

	Year ended December 31,
Source/(use) (in millions)	2005 (Restated)	2004 (Restated)	2003 (Restated)
Net income from continuing operations	$1,728.9	$1,900.9	$1,485.5
Depreciation and amortization	777.3	738.2	569.3
Other non-cash items and charges, net	(43.7)	(91.4)	80.9
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable	(117.6)	(119.8)	(70.5)
Other assets	(7.3)	49.1	7.9
Accounts payable and other liabilities	(93.9)	2.3	53.4
Income tax accounts	67.7	70.0	86.2

Net cash provided by operating activities from continuing operations	$2,311.4	$2,549.3	$2,212.7

Increases in depreciation and amortization from 2004 to 2005 and 2003 to 2004 are attributable to acquisitions and to a lesser extent increases in capitalized property, plant and equipment and capitalized payments to secure customer contracts partially offset by the disposition of GCA in March 2004.

Other non-cash items and charges include restructuring, impairments, litigation and regulatory settlements, other, investment gains and losses and divestitures, as well as undistributed earnings in affiliates. In 2004 the sale of the Company’s 67% interest in GCA resulted in net proceeds of $435.6 million as presented in investing activities and a pretax gain of $263.8 million included in other non-cash items and charges, net. Partially offsetting this gain were realized amounts associated with interest rate swaps partially offset by an increase in the value of the interest rate swaps.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

The change in accounts receivable between years is the result of the timing of collections compared to billings. The change in accounts payable and other liabilities between years results from timing of payments for vendor invoices, payments to minority interest holders as well as a significant reduction in the amount accrued for incentive compensation. The change in income tax accounts from 2003 to 2004 related to decreases in income taxes associated with changes in the fair market values of certain derivative financial instruments.

Cash Flows from Investing Activities from Continuing Operations

	Year ended December 31,
Source/(use) (in millions)	2005 (Restated)	2004 (Restated)	2003 (Restated)
Current year acquisitions, net of cash acquired	$(793.7)	$(62.4)	$(130.9)
Payments related to other businesses previously acquired	(61.2)	(68.9)	(44.6)
Proceeds from dispositions, net of expenses paid	56.2	826.1	—
Additions to property and equipment, net	(224.7)	(177.4)	(161.6)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(173.7)	(254.4)	(228.6)
Proceeds from the sale of marketable securities	224.5	815.7	44.9
Dividend received from discontinued operations	—	25.5	—
Other investing activities	212.6	(456.1)	(361.5)

Net cash provided by (used in) investing activities from continuing operations	$(760.0)	$648.1	$(882.3)

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

Other Investing Activities

The source of cash for other investing activities for 2005 relates to the change in regulatory, restricted and escrow cash balances noted above in the Cash and Cash Equivalents discussion, offset partially by payments of $92.7 million related to certain derivative financial instruments, the purchase of $72.9 million of investments related to the Company’s First Financial Bank, and other investing activity.

The use of cash for other investing activities for 2004 relates to payments of $222.3 million related to certain derivative financial instruments, a $153.6 million increase in regulatory, restricted and escrow cash balances, the purchase of $122.3 million of investments related to the Company’s First Financial Bank, the payment of $68.1 million of Concord related merger costs, and $19.8 million use related to other investing activity, partially offset by $130.0 million in proceeds from the sale of a merchant portfolio.

The use of cash for other investing activities in 2003 results from payments of $255.1 million related to certain derivative financial instruments, a $158.2 million increase in regulatory, restricted and escrow cash balances, $32.6 million of Concord merger expenses, and $6.7 million related to other investing activity partially offset by $80.8 million in proceeds from the sale of merchant portfolios, and $10.3 million in proceeds from the sale of a portion of the Company’s interest in the Nihon joint venture.

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

Derivative Financial Instruments

The Company presently uses derivative instruments to mitigate cash flow risks with respect to forecasted transactions (commission payments) and changes in foreign currency (transactions denominated in foreign currency) rates. Furthermore, the Company uses derivative instruments to mitigate fair value risk related to changes in interest rates (long-term investments and fixed rate long-term debt). The Company also uses derivative instruments to protect the initial net investment in certain foreign subsidiaries and/or affiliates. As required, such instruments are reflected in the Company’s Consolidated Balance Sheets at fair value. The Company’s intent regarding these derivatives was to have them qualify for hedge accounting other than certain short term foreign currency forward contracts. The Company does not participate in speculative derivative trading. As noted previously in this Management Discussion and Analysis the Company restated its financial statements due to not meeting the requirements for hedge accounting treatment resulting from inadequate initial documentation for certain derivative instruments relating to the Company’s interest rate swaps associated with its official check business and certain foreign currency forward contracts associated with its Western Union business. The Company expects that its other derivative instruments, and the above noted instruments once restructured (which is expected to occur late in the third quarter) will meet the conditions for hedge accounting. To the extent these hedges do not qualify for hedge accounting the changes in the fair value of the derivatives used as hedges would be reflected in earnings as certain of the instruments did in the restatement noted above. The Company does not believe it is exposed to more than a nominal amount of credit risk in its hedging activities, as the counter parties are established, well-capitalized financial institutions.

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

The Company’s objective in managing interest rate risk is to mitigate the risk that earnings and the market value of the investments could be adversely impacted by changes in interest rates. The Company has developed a risk management program to quantify this risk utilizing advanced portfolio modeling techniques. The Company intended to hedge a majority of this risk through the use of interest rate swap agreements, which converts the variable rate commission payments to a fixed rate and to a lesser extent the impact of market valuation of certain long-term investments.

Although the above mentioned interest rate swaps remained effective economic hedges, based upon an evaluation of the initial documentation of hedging arrangements management concluded that the interest rate swaps designated as cash flow hedges did not qualify for cash flow hedge accounting since the initial documentation with respect to these instruments did not meet the requirements of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). Accordingly, the Company restated its Consolidated Financial Statements for the three years ended December 31, 2005. The Company plans to remediate the above noted documentation deficiencies to qualify for cash flow hedge accounting. Since the above noted derivatives instruments did not qualify for hedge accounting, changes in the fair market value of such derivative instruments were recognized in the Consolidated Statements of Income. This resulted in volatility in net income by producing derivative gains, net of tax, of $90.8 million, $43.9 million and $96.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. Volatility is expected to continue until the documentation deficiencies are corrected and the derivative instruments are restructured which is expected to occur late in the third quarter 2006.

The Company’s interest rate-sensitive liabilities are its debt instruments consisting of commercial paper, fixed rate medium-term notes and long-term debt securities.

A 10% proportionate increase in short-term interest rates in 2006, as compared with the average level of interest rates in 2005, and a corresponding and parallel shift in the remainder of the yield curve, would result in an increase to pretax income of approximately $57.6 million. Of this increase, $69.4 million (based on the 10% increase noted above which equates to a 32 basis point increase in the interest rates) relates to expected investment positions, commissions paid to selling agents, growth in new business and the effects of interest rate swap agreements. The changes in the fair market value (mark-to-market) of the interest rate swaps contributed $78.0 million to the above noted increases. The remaining ($11.8) million (based on the 10% increase noted above which equates to a 38 basis point increase in interest rates) decrease primarily relates to the Company’s expected balance of short-term variable rate commercial paper and variable interest rate debt. Conversely, a corresponding decrease in interest rates would result in a comparable decrease to pretax earnings. Actual interest rates could change significantly more than 10%. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that interest rate movements are linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

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

The Company utilizes foreign currency forward contracts and currency swaps, which are intended (see the following paragraph) to qualify for cash flow hedge accounting, to mitigate the cash flow or market value risks associated with foreign currency denominated transactions primarily related to the euro, British pound, Canadian dollar and Australian dollar. These are intended to offset the effect of exchange rate fluctuations on forecasted sales expected to occur over the next five years. Gains and losses on the derivatives are intended to offset losses and gains on the hedged transactions in an effort to reduce the earnings volatility resulting from fluctuating foreign currency exchange rates.

Although the above mentioned foreign currency forward contracts remained effective economic cash flow hedges, based upon an evaluation of the initial documentation of hedging arrangements, management concluded that certain of the foreign currency forward contracts did not qualify for cash flow hedge accounting since the initial documentation with respect to these instruments did not meet the requirements of SFAS 133. Accordingly, the Company restated its Consolidated Financial Statements for the three years ended December 31, 2005. The Company plans to remediate the above noted documentation deficiencies to qualify for cash flow hedge accounting. Since the above noted derivative instruments did not qualify for hedge accounting, changes in the fair market value of such derivative instruments were recognized in the Consolidated Statements of Income. This resulted in volatility in net income by producing net of tax derivative gains of $40.8 million and derivative losses of $10.9 million and $4.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. Volatility is expected to continue until the documentation deficiencies are corrected and the derivative instruments are restructured which is expected to occur late in the third quarter 2006.

Once the hedge documentation is remediated and the derivatives are restructured changes in the fair value of the forward contracts designated as hedging instruments of the cash flows associated with foreign currency risk will be appropriately reported in the “other comprehensive income” component of stockholders’ equity. These amounts subsequently will be reclassified into revenue or expense in the same period in which the foreign currency transactions occur. Changes in the fair value of forward contracts designated as fair value hedges will be recorded in earnings as are changes in fair value of the hedged item. As of December 31, 2005, the maximum forward contract term is five years, but over 98% of the aggregate derivative notional amount expires within one year.

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

As described in Note 1, the financial statements referred to above have been restated.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of First Data Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2006, except for the effects of the material weakness described in the sixth paragraph of that report, as to which the date is August 22, 2006, expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Ernst & Young LLP

Denver, Colorado

February 22, 2006, except for Notes 1 and 8

as to which the date is August 22, 2006

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Year ended December 31,	2005 (Restated)	2004 (Restated)	2003 (Restated)
(in millions, except per share amounts)
Revenues:
Transaction and processing service fees:
Payment Services	$4,262.1	$3,743.6	$3,243.7
Merchant Services *	2,946.4	2,736.3	1,962.4
Check verification and guarantee services	373.7	405.4	389.2
Card Issuing Services	1,583.1	1,677.3	1,362.1
All Other	118.2	127.5	144.1
Investment income, net	19.0	279.8	361.3
Professional services	89.0	89.9	102.9
Software licensing and maintenance	58.6	63.4	53.4
Product sales and other	502.2	518.0	421.1
Reimbursable postage and other	615.9	583.8	608.3

	10,568.2	10,225.0	8,648.5

Expenses:
Cost of services	5,661.3	5,140.6	4,235.1
Cost of products sold	264.7	223.1	204.4
Selling, general and administrative	1,628.4	1,610.5	1,375.0
Reimbursable postage and other	615.9	583.8	608.3
Other operating expenses:
Restructuring, net	81.6	63.5	27.9
Impairments	50.3	0.5	6.2
Litigation and regulatory settlements	(1.4)	32.4	5.0
Other	34.2	25.0	—

	8,335.0	7,679.4	6,461.9

Operating profit	2,233.2	2,545.6	2,186.6

Other income (expense):
Interest income	21.2	25.1	7.5
Interest expense	(228.3)	(136.8)	(107.1)
Investment gains and (losses)	130.5	(145.2)	(114.3)
Divestitures, net	61.3	265.2	6.8

	(15.3)	8.3	(207.1)

Income before income taxes, minority interest, equity earnings in affiliates and discontinued operations	2,217.9	2,553.9	1,979.5

Income taxes	597.3	702.3	513.1
Minority interest	(128.6)	(114.6)	(119.6)
Equity earnings in affiliates	236.9	163.9	138.7

Income from continuing operations	1,728.9	1,900.9	1,485.5
Income (loss) from discontinued operations, net of taxes of $(6.9), $21.3 and $17.6, respectively	(11.5)	7.4	14.7

Net income	$1,717.4	$1,908.3	$1,500.2

Earnings per share from continuing operations:
Basic	$2.23	$2.30	$2.01
Diluted	2.20	2.26	1.98
Earnings per share:
Basic	$2.22	$2.31	$2.03
Diluted	2.19	2.27	2.00
Weighted-average shares outstanding:
Basic	775.0	827.0	739.1
Diluted	784.3	840.2	749.2

*	Includes processing fees, administrative service fees and other fees charged to merchant alliances accounted for under the equity method of $242.2 million, $203.8 million, and $181.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31,	2005 (Restated)	2004 (Restated)
(in millions)
ASSETS
Cash and cash equivalents	$1,180.9	$895.4
Settlement assets	16,996.4	15,697.3
Accounts receivable, net of allowance for doubtful accounts of $48.4 (2005) and $48.0 (2004)	1,936.5	1,804.4
Property and equipment, net of accumulated depreciation of $1,801.9 (2005) and $1,782.0 (2004)	859.7	854.8
Goodwill	8,785.9	8,470.1
Other intangibles, less accumulated amortization of $1,869.0 (2005) and $1,525.1 (2004)	2,853.1	2,897.4
Investment in affiliates	816.1	800.7
Other assets	819.9	1,298.7

Total Assets	$34,248.5	$32,718.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Settlement obligations	$17,070.5	$15,590.9
Accounts payable and other liabilities	3,364.6	3,635.5
Borrowings	5,356.4	4,606.3

Total Liabilities	25,791.5	23,832.7

Commitments and contingencies (See Note 13)
Stockholders’ Equity:
Common stock, $0.01 par value; authorized 2,000.0 shares, issued 1,067.7 (2005 and 2004)	10.7	10.7
Additional paid-in capital	9,551.3	9,506.1

Paid-in capital	9,562.0	9,516.8
Retained earnings	9,311.9	7,961.1
Accumulated other comprehensive loss	(166.3)	(1.8)
Less treasury stock at cost, 304.9 shares (2005) and 263.7 shares (2004)	(10,250.6)	(8,590.0)

Total Stockholders’ Equity	8,457.0	8,886.1

Total Liabilities and Stockholders’ Equity	$34,248.5	$32,718.8

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,	2005 (Restated)	2004 (Restated)	2003 (Restated)
(in millions)
Cash and cash equivalents at January 1, attributable to continuing operations	$895.4	$839.8	$790.4
Cash and cash equivalents at January 1, attributable to discontinued operations	—	67.8	29.0

CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations	1,728.9	1,900.9	1,485.5
Net income from discontinued operations	(11.5)	7.4	14.7
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	777.3	738.2	569.3
Non-cash portion of charges (gains) related to restructuring, impairments, litigation and regulatory settlements, other, investment (gains) and losses and divestitures, net	(27.1)	1.4	146.6
Other non-cash items, net	(16.6)	(92.8)	(65.7)
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable	(117.6)	(119.8)	(70.5)
Other assets	(7.3)	49.1	7.9
Accounts payable and other liabilities	(93.9)	2.3	53.4
Income tax accounts	67.7	70.0	86.2

Net cash provided by operating activities from continuing operations	2,311.4	2,549.3	2,212.7
Net cash provided by operating activities from discontinued operations	—	10.9	38.4

Net cash provided by operating activities	2,311.4	2,560.2	2,251.1
CASH FLOWS FROM INVESTING ACTIVITIES
Current year acquisitions, net of cash acquired	(793.7)	(62.4)	(130.9)
Payments related to other businesses previously acquired	(61.2)	(68.9)	(44.6)
Proceeds from dispositions, net of expenses paid	56.2	826.1	—
Additions to property and equipment, net	(224.7)	(177.4)	(161.6)
Payments to secure customer service contracts including outlays for conversion and capitalized systems development costs	(173.7)	(254.4)	(228.6)
Proceeds from the sale of marketable securities	224.5	815.7	44.9
Dividend received from discontinued operations	—	25.5	—
Other investing activities	212.6	(456.1)	(361.5)

Net cash provided by (used in) investing activities from continuing operations	(760.0)	648.1	(882.3)
Net cash (used in) investing activities from discontinued operations	—	(78.5)	(0.6)

Net cash provided by (used in) investing activities	(760.0)	569.6	(882.9)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	39.6	664.8	(349.8)
Principal payments on long-term debt	(242.9)	(668.5)	(236.9)
Proceeds from issuance of long-term debt	995.6	995.5	992.6
Proceeds from issuance of common stock	319.5	491.0	197.4
Purchase of treasury shares	(2,222.7)	(4,559.0)	(1,825.0)
Cash dividends	(155.0)	(65.6)	(59.3)

Net cash (used in) financing activities from continuing operations	(1,265.9)	(3,141.8)	(1,281.0)
Net cash provided by (used in) financing activities from discontinued operations	—	(0.2)	1.0

Net cash (used in) financing activities	(1,265.9)	(3,142.0)	(1,280.0)
Change in cash and cash equivalents—continuing operations	285.5	55.6	49.4
Change in cash and cash equivalents—discontinued operations	—	(67.8)	38.8

Cash and cash equivalents at December 31, attributable to continuing operations	$1,180.9	$895.4	$839.8

Cash and cash equivalents at December 31, attributable to discontinued operations	$—	$—	$67.8

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated Other Comprehensive Income			Treasury Stock
	Total	Comprehensive Income	Retained Earnings		Common Shares	Paid-In Capital	Shares	Cost
(in millions, except per share amounts)
Balance, December 31, 2002 (As previously reported)	$4,156.3		$5,362.6	$(197.6)	897.9	$2,534.4	(145.1)	$(3,543.1)
Cumulative effect of restatement*			(299.6)	299.6

Balance, December 31, 2002 (Restated)	$4,156.3		5,063.0	102.0	897.9	$2,534.4	(145.1)	$(3,543.1)
Comprehensive income
Net income	1,500.2	$1,500.2	1,500.2
Other comprehensive income:
Unrealized losses on securities	(36.1)	(36.1)
Unrealized (losses) gains on hedging activities	(19.2)	(19.2)
Foreign currency translation adjustment	87.9	87.9
Minimum pension liability adjustment	(26.7)	(26.7)

Other comprehensive income		5.9		5.9

Comprehensive income		$1,506.1

Purchase of treasury shares	(1,825.0)						(46.5)	(1,825.0)
Stock issued for compensation and benefit plans	249.3		(121.4)			51.7	8.7	319.0
Stock issued for conversion of debt	16.7		4.0				0.9	12.7
Stock issued for conversion of warrants	2.6		(5.9)			(0.2)	0.6	8.7
Cash dividends declared ($0.08 per share)	(58.7)		(58.7)

Balance, December 31, 2003 (Restated)	4,047.3		6,381.2	107.9	897.9	2,585.9	(181.4)	(5,027.7)
Comprehensive income
Net income	1,908.3	$1,908.3	1,908.3
Other comprehensive income:
Unrealized losses on securities	(107.9)	(107.9)
Unrealized (losses) gains on hedging activities	(17.1)	(17.1)
Foreign currency translation adjustment	47.3	47.3
Minimum pension liability adjustment	(32.0)	(32.0)

Other comprehensive income (loss)		(109.7)		(109.7)

Comprehensive income		$1,798.6

Stock issued related to merger	6,858.5				169.8	6,858.5
Purchase of treasury shares	(4,517.7)						(106.2)	(4,517.7)
Stock issued for compensation and benefit plans	574.0		(314.9)			63.3	19.4	825.6
Stock issued for conversion of debt	182.1		53.9			(1.6)	4.5	129.8
Other	10.7					10.7
Cash dividends declared ($0.08 per share)	(67.4)		(67.4)

Balance, December 31, 2004 (Restated)	8,886.1		7,961.1	(1.8)	1,067.7	9,516.8	(263.7)	(8,590.0)
Comprehensive income
Net income	1,717.4	$1,717.4	1,717.4
Other comprehensive income:
Unrealized losses on securities	(120.6)	(120.6)
Unrealized gains on hedging activities	11.6	11.6
Foreign currency translation adjustment	(77.5)	(77.5)
Minimum pension liability adjustment	22.0	22.0

Other comprehensive income (loss)		(164.5)		(164.5)

Comprehensive income		$1,552.9

Purchase of treasury shares	(2,175.0)						(53.7)	(2,175.0)
Stock issued for compensation and benefit plans	374.1		(181.7)			41.4	12.5	514.4
Stock option accelerated vesting	11.5					11.5
Other	(7.7)					(7.7)
Cash dividends declared ($0.24 per share)	(184.9)		(184.9)

Balance, December 31, 2005 (Restated)	$8,457.0		$9,311.9	$(166.3)	1,067.7	$9,562.0	(304.9)	$(10,250.6)

*	Refer to Note 1 for information regarding the restatement.

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

Financial Statement Restatement

On August 22, 2006 management of the Company and the Audit Committee of its Board of Directors made the decision to restate the Company’s previously issued Consolidated Financial Statements for the years ended December 31, 2003, 2004 and 2005 and financial information for each of the quarters in the years 2004 and 2005. The Company arrived at this decision after an extensive review of its accounting for derivatives. The restatement pertains to the initial documentation for certain derivative instruments relating to the Company’s interest rate swaps associated with its official check business and foreign currency forward contracts associated with its Western Union business, both included in the Payment Services segment of the Company, which the Company determined did not meet the requirements to qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).

The interest rate swaps associated with the official check business are used to hedge its commission payment obligation. The Company’s strategy is to mitigate the change in cash flows resulting from changes in interest rates to limit the fluctuations in pre-tax profit. The Company hedges the forecasted fee revenue earned in its money transfer business when the fee is paid in a currency other than the Company’s functional currency (U.S. dollar). In this strategy the Company hedges these forecasted fee revenues for a specific month with multiple foreign currency forward contracts.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Based on the above conclusions, any changes in the market value of these derivative instruments prior to their maturity should have been recorded through the Consolidated Statements of Income in the “Investment gains and (losses)” line rather than through “Other comprehensive income” in the Consolidated Balance Sheets. Additionally, any previously realized amounts associated with these derivatives have been reclassified out of revenue into the “Investment gains and (losses)” line. There is no effect on overall cash flows, Total Stockholders’ Equity, Total Assets or Total Liabilities from this revised treatment. The restatement did not have any impact on any of the Company’s financial covenants under its lines of credit or other debt instruments.

The following table presents the impact of the restatement on the noted line items of the Consolidated Statements of Income for the periods presented:

Increase (Decrease) from Amounts Previously Reported

Year ended December 31,	2005	2004	2003
(in millions except per share amounts)
Income before income taxes, minority interest, equity earnings in affiliates and discontinued operations	$186.0	$60.7	$140.7
Income taxes	54.4	27.6	49.2

Net income from continuing operations	131.6	33.1	91.5
Net income	131.6	33.1	91.5
Earnings per share from continuing operations:
Basic	$0.17	$0.04	$0.12
Diluted	0.16	0.04	0.12
Earnings per share:
Basic	$0.17	$0.04	$0.12
Diluted	0.17	0.04	0.12

The following tables present the impact of the restatement on the affected line items of the Company’s Consolidated Statements of Income, Consolidated Balance Sheets, Consolidated Statements of Cash Flows and Consolidated Statements of Stockholders’ Equity for the periods presented:

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATED STATEMENTS OF INCOME

Year ended December 31,	2005		2004		2003
(in millions, except per share amounts)	As Previously Reported	Restated	As Previously Reported	Restated	As Previously Reported	Restated
Transaction and processing service fees:
Payment Services	$4,261.6	$4,262.1	$3,720.4	$3,743.6	$3,212.9	$3,243.7
Investment income, net	(58.3)	19.0	91.2	279.8	143.8	361.3
Total revenues	10,490.4	10,568.2	10,013.2	10,225.0	8,400.2	8,648.5
Operating profit	2,155.4	2,233.2	2,333.8	2,545.6	1,938.3	2,186.6
Investment gains and (losses)	22.3	130.5	5.9	(145.2)	(6.7)	(114.3)
Income before income taxes, minority interest, equity earnings in affiliates and discontinued operations	2,031.9	2,217.9	2,493.2	2,553.9	1,838.8	1,979.5
Income taxes	542.9	597.3	674.7	702.3	463.9	513.1
Income from continuing operations	1,597.3	1,728.9	1,867.8	1,900.9	1,394.0	1,485.5
Net income	1,585.8	1,717.4	1,875.2	1,908.3	1,408.7	1,500.2
Earnings per share from continuing operations:
Basic	$2.06	$2.23	$2.26	$2.30	$1.89	$2.01
Diluted	2.04	2.20	2.22	2.26	1.86	1.98
Earnings per share:
Basic	$2.05	$2.22	$2.27	$2.31	$1.91	$2.03
Diluted	2.02	2.19	2.23	2.27	1.88	2.00

CONSOLIDATED BALANCE SHEETS

December 31,	2005		2004
(in millions)	As Previously Reported	Restated	As Previously Reported	Restated
Stockholders’ Equity:
Retained earnings	$9,355.3	$9,311.9	$8,136.1	$7,961.1
Accumulated other comprehensive loss	(209.7)	(166.3)	(176.8)	(1.8)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31,	2005		2004		2003
(in millions)	As Previously Reported	Restated	As Previously Reported	Restated	As Previously Reported	Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations	$1,597.3	$1,728.9	$1,867.8	$1,900.9	$1,394.0	$1,485.5
Non-cash portion of charges (gains) related to restructuring, impairments, litigation and regulatory settlements, other, investment (gains) and losses and divestitures, net	81.2	(27.1)	(149.8)	1.4	39.0	146.6
Other non-cash items, net	(19.8)	(16.6)	(97.5)	(92.8)	(71.2)	(65.7)
Accounts payable and other liabilities	(105.7)	(93.9)	(3.4)	2.3	52.1	53.4
Income tax accounts	13.3	67.7	42.4	70.0	37.0	86.2
Net cash provided by operating activities from continuing operations	2,218.7	2,311.4	2,327.0	2,549.3	1,957.6	2,212.7
Net cash provided by operating activities	2,218.7	2,311.4	2,337.9	2,560.2	1,996.0	2,251.1
CASH FLOWS FROM INVESTING ACTIVITIES
Other investing activities	305.3	212.6	(233.8)	(456.1)	(106.4)	(361.5)
Net cash provided by (used in) investing activities from continuing operations	(667.3)	(760.0)	870.4	648.1	(627.2)	(882.3)
Net cash provided by (used in) investing activities	(667.3)	(760.0)	791.9	569.6	(627.8)	(882.9)

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Comprehensive Income		Retained Earnings		Accumulated Other Comprehensive Income
(in millions)	As Previously Reported	Restated	As Previously Reported	Restated	As Previously Reported	Restated
Balance, December 31, 2002			$5,362.6	$5,063.0	$(197.6)	$102.0
Net income	$1,408.7	$1,500.2	1,408.7	1,500.2
Unrealized gains (losses) on hedging activities	72.3	(19.2)
Other comprehensive income	97.4	5.9			97.4	5.9
Balance, December 31, 2003			6,589.3	6,381.2	(100.2)	107.9
Net income	1,875.2	1,908.3	1,875.2	1,908.3
Unrealized gains (losses) on hedging activities	16.0	(17.1)
Other comprehensive loss	(76.6)	(109.7)			(76.6)	(109.7)
Balance, December 31, 2004			8,136.1	7,961.1	(176.8)	(1.8)
Net income	1,585.8	1,717.4	1,585.8	1,717.4
Unrealized gains on hedging activities	143.2	11.6
Other comprehensive loss	(32.9)	(164.5)			(32.9)	(164.5)
Balance, December 31, 2005			9,355.3	9,311.9	(209.7)	(166.3)

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

As noted above, the foreign currency forward contracts, although they continue to be effective economic hedges did not qualify for hedge accounting. Losses attributable to these foreign currency forward contracts that previously were included in “transaction and processing service fees” are now recorded in “investment gains and losses” in the Consolidated

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Statements of Income and amounted to $0.5 million, $23.2 million, and $30.7 million for the years ended December 31, 2005, 2004 and 2003, respectively. These foreign currency losses decreased significantly during 2005 primarily due to the strengthening of the U.S. dollar in relation to the euro and other functional currencies. Other foreign currency transaction gains and losses were immaterial for each of the periods since the Company settles most of its foreign currency denominated transactions daily.

Derivative Financial Instruments

The Company utilizes derivative instruments primarily to mitigate interest rate risk. The Company also enters into swap agreements to hedge the changes in fair value associated with certain of its long-term investments. To a lesser extent, derivative instruments are utilized to mitigate market and foreign currency risk. The Company recognizes all derivative financial instruments in the Consolidated Balance Sheets as assets or liabilities at fair value. Such amounts are recorded in either the “other assets” or “accounts payable and other liabilities” captions in the Consolidated Balance Sheets. Generally, changes in fair value are recognized immediately in earnings, unless the derivative qualifies as a hedge of future cash flows. As noted above, none of the Company’s derivatives currently qualify, from an accounting perspective, as hedges of future cash flows. The changes in fair value of these instruments are recorded in the “Investment gains and losses” line item in the Consolidated Statements of Income. Additionally, any previously realized amounts associated with these derivatives have been reclassified out of revenue into the “Investment gains and (losses)” line.

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

FDC capitalizes initial payments for new contracts, contract renewals and conversion costs associated with customer processing relationships to the extent recoverable through future operations, contractual minimums and/or penalties in the case of early termination. The Company’s accounting policy is to limit the amount of capitalized costs for a given contract to the lesser of the estimated ongoing future cash flows from the contract or the termination fees the Company would receive in the event of early termination of the contract by the customer. The initial payments for new contracts and contract renewals are amortized over the term of the contract as a reduction of the associated revenue (transaction and processing service fees). Conversion costs are also amortized over the term of the contract but are recorded as an expense in “cost of services” in the Consolidated Statements of Income.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company’s pro forma information, amortizing the fair value of the options over their vesting period and including the stock purchase plan rights, is as follows (in millions, except per share amounts):

Year ended December 31,	2005 (Restated)	2004 (Restated)	2003 (Restated)
Reported net income	$1,717.4	$1,908.3	$1,500.2
Restricted stock expense and effect of accelerated vesting included in reported net income, net of related tax	13.6	2.0	—
SFAS 123 expense, net of tax	(256.8)	(118.2)	(114.0)

Pro forma net income	$1,474.2	$1,792.1	$1,386.2

Reported earnings per share—basic	$2.22	$2.31	$2.03
Reported earnings per share—diluted	2.19	2.27	2.00
Pro forma earnings per share—basic	$1.90	$2.17	$1.88
Pro forma earnings per share—diluted	1.88	2.13	1.85

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Diluted EPS from discontinued operations for the three years ended December 31, 2005, 2004 and 2003 was $(0.01), $0.01, and $0.02, respectively.

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

2005 Activities

During the year ended December 31, 2005, the Company incurred net pretax benefits of $27.1 million related to restructuring charges, impairment charges, litigation and regulatory settlements, other, investment gains and losses, and divestiture related gains. Restructuring and divestiture accrual reversals were also recognized in 2005. A summary of net pretax benefits (charges), incurred by segment, for the year ended December 31, 2005 is as follows (in millions):

	Pretax Benefit (Charge)
Year ended December 31, 2005	Payment Services (Restated)	Merchant Services	Card Issuing Services	All Other and Corporate	Totals (Restated)
Restructuring charges	$(7.6)	$(20.8)	$(45.2)	$(11.2)	$(84.8)
Restructuring accrual reversals	—	1.7	1.2	0.3	3.2
Impairments	(9.4)	(0.2)	(12.2)	(28.5)	(50.3)
Litigation and regulatory settlements	1.4	—	—	—	1.4
Other	(13.4)	(8.0)	(9.9)	(2.9)	(34.2)
Investment gains and (losses)	108.2	—	0.2	22.1	130.5
Divestiture gain	—	45.3	0.8	10.7	56.8
Divestiture accrual reversals	1.8	2.0	—	0.7	4.5

Total pretax benefit (charge), net of reversals	$81.0	$20.0	$(65.1)	$(8.8)	$27.1

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Investment gains and losses, net

As discussed in Note 1, the Company restated its financial statements to recognize in earnings the realized derivative amounts, previously reported in revenue, and unrealized derivative values, previously reported in other comprehensive income, related to interest rate swaps associated with its official check business and foreign currency forward contracts utilized in its Western Union business. These gains and losses are reflected in the “Investment gains and losses” line item in the Consolidated Statements of Income.

The majority of the gains in 2005 were due to an increase in the value of the interest rate swaps held by the Company related to the official check business resulting from increased interest rates partially offset by the interest payments associated with the swaps. A lesser portion of the gains resulted from fluctuations in foreign exchange rates that increased the value of foreign currency forward contracts related to the Western Union business. Also during 2005, the Company recognized pretax gains of $21.4 million on the sale of CheckFree Corporation common stock, net of charges to exit related hedging instruments, as well as lesser gains on the sales of other strategic investments. These gains partially were offset by other than temporary impairments of other investments.

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

2004 Activities

During the year ended December 31, 2004, the Company incurred net pretax charges of $1.4 million related to restructuring charges, impairment charges, litigation and regulatory settlements, other, investment gains and losses, and divestiture related gains. Restructuring and divestiture accrual reversals were also recognized in 2004. A summary of net pretax benefits (charges), incurred by segment, for the year ended December 31, 2004 is as follows (in millions):

	Pretax Benefit (Charge)
Year ended December 31, 2004	Payment Services (Restated)	Merchant Services	Card Issuing Services	All Other and Corporate	Totals (Restated)
Restructuring charges	$(3.1)	$(8.9)	$(29.4)	$(24.2)	$(65.6)
Restructuring accrual reversals	0.7	0.1	1.1	0.2	2.1
Impairments	(0.8)	(2.3)	8.1	(5.5)	(0.5)
Litigation and regulatory settlements	—	(32.4)	—	—	(32.4)
Other	—	(25.0)	—	—	(25.0)
Investment gains and (losses)	(151.1)	(1.3)	0.4	6.8	(145.2)
Divestiture gain	—	263.8	—	—	263.8
Divestiture accrual reversals	—	—	—	1.4	1.4

Total pretax benefit (charge), net of reversals	$(154.3)	$194.0	$(19.8)	$(21.3)	$(1.4)

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Investment gains and losses, net

The majority of the losses in 2004 were due to the interest payments associated with the interest rate swaps held by the Company related to the official check business partially offset by an increase in the value of the swaps driven by higher interest rates. A lesser portion of the losses resulted from fluctuations in foreign exchange rates that decreased the value of the foreign currency forward contracts associated with the Western Union business and realized losses on these forward contracts. Additionally, the Company recognized a net investment gain in 2004 resulting from the sale of a minority investment in VIPS Healthcare Information Systems (“VIPS”) having sold the majority interest in 1998. The sale of its remaining minority interest in VIPS was made pursuant to the 1998 sale agreement which required First Data to sell its retained interest upon the occurrence of specified events. Partially offsetting this gain were the write-down of investments considered other than temporarily impaired.

Divestitures, net

In March 2004, the Company sold its 67% ownership interest in GCA Holdings, LLC, the parent holding company of Global Cash Access LLC (“GCA”), which resulted in net proceeds of $435.6 million and a pretax gain of $263.8 million. During the year ended December 31, 2004, the Company reversed divestiture accruals of $1.4 million due to the expiration of certain exposures.

2003 Activities

During the year ended December 31, 2003, the Company incurred net pretax charges of $146.6 million related to restructuring charges, impairment charges, litigation and regulatory settlements and investment gains and losses, partially offset by prior period restructuring and divestiture accrual reversals. A summary of net pretax charges, incurred by segment, for the year ended December 31, 2003 is as follows (in millions):

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Pretax Benefit (Charge)
Year ended December 31, 2003	Payment Services (Restated)	Merchant Services	Card Issuing Services	All Other and Corporate	Totals (Restated)
Restructuring charges	$(3.5)	$(6.7)	$(16.2)	$(4.0)	$(30.4)
Restructuring accrual reversals	0.5	0.7	1.0	0.3	2.5
Impairments	—	—	(5.0)	(1.2)	(6.2)
Litigation and regulatory settlements	—	(5.0)	—	—	(5.0)
Investment gains and (losses)	(107.6)	—	0.1	(6.8)	(114.3)
Divestiture accrual reversals	—	—	—	6.8	6.8

Total pretax benefit (charge), net of reversals	$(110.6)	$(11.0)	$(20.1)	$(4.9)	$(146.6)

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Investment gains and losses, net

The majority of the 2003 losses were due to the interest payments associated with the interest rate swaps held by the Company related to the official check business partially offset by an increase in the value of the swaps driven by higher interest rates. A lesser portion of the losses were due to fluctuations in foreign exchange rates that decreased the value of the foreign currency forward contracts related to the Western Union business and realized losses on these forward contracts. The Company also recognized net investment losses primarily related to e-commerce businesses and strategic investments.

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

Note 4: Business Combinations, Asset Acquisitions and Dispositions

	Initial Consideration
Businesses and Assets Acquired	Month	Total	Cash
	(in millions)
2005:
International Card Services Joint Venture	June	$27.1	$27.1
EuroProcessing International	July	131.2	131.2
Vigo Remittance Corp	October	370.0	370.0
Austrian Payment Systems Services GmbH	November	163.8	163.8
Korea Mobile Payment Services	November	57.0	57.0
Three other acquisitions and merchant portfolio acquisitions		107.8	107.8

		$856.9	$856.9

2004:
Concord EFS, Inc	February	$6,909.1	$—
Cashcard Australia, Ltd	April	206.5	206.5
Delta Singular Outsourcing Services, S.A. (subsequently renamed First Data Hellas)	July	324.1	324.1
Six other acquisitions and merchant portfolio acquisitions		91.2	91.2

		$7,530.9	$621.8

2003:
TeleCash Kommunikations-Service GmbH	March	$121.4	$121.4
Four other acquisitions and merchant portfolio acquisitions		35.8	35.8

		$157.2	$157.2

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company acquired 100% of Vigo Remittance Corp., a provider of consumer-to-consumer money transfer services to various countries, in October 2005. The acquisition expands the Company’s money transfer business. The preliminary purchase price allocation resulted in $84.3 million in identifiable intangible assets, which are being amortized over five to 10 years, except patents and trade names of $27.0 million that are being amortized over 25 years, and goodwill of $276.9 million.

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Unaudited Pro Forma Condensed Combined Consolidated

Statements of Income

	Year ended December 31,
	2004 (Restated)	2003 (Restated)
	(in millions, except per share data)
Revenues
Transaction and processing service fees	$8,922.6	$8,426.0
Other non-transaction based revenue	433.7	519.1
Product sales and other	531.6	467.1
Reimbursable postage and other	588.8	638.2

	10,476.7	10,050.4

Expenses
Cost of services	5,284.6	5,004.5
Cost of products sold	237.3	227.5
Selling, general and administrative	1,634.6	1,504.2
Reimbursable postage and other	588.8	638.2
Other operating expenses	121.4	38.3

	7,866.7	7,412.7

Operating profit	2,610.0	2,637.7
Other income (expense), net	152.9	(31.5)
Interest Expense	(138.4)	(111.5)

Income before income taxes, minority interest and equity earnings in affiliates	2,624.5	2,494.7
Income taxes	720.5	689.7
Minority Interest	(114.8)	(120.7)
Equity earnings in affiliates	163.9	138.7

Net income from continuing operations	$1,953.1	$1,823.0

Earnings per share:
Basic earnings per share from continuing operations	$2.29	$2.00
Diluted earnings per share from continuing operations	$2.25	$1.97
Weighted average shares outstanding:
Basic	853.0	913.7
Diluted	867.2	927.5

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Fair value of financial instruments

Carrying amounts for certain of FDC’s financial instruments (cash and cash equivalents and short-term borrowings) approximate fair value due to their short maturities. Accordingly, these instruments are not presented in the following table. The following table provides the estimated fair values of certain nonderivative financial instruments and derivative financial instruments (in millions):

December 31,	2005		2004
	Carrying Value	Fair Value	Carrying Value	Fair Value
Nonderivative financial instruments:
Long-term investment securities	$12,482.9	$12,482.9	$12,117.5	$12,117.5
Long-term debt	3,962.0	3,954.3	3,703.0	3,803.4
Derivative financial instruments:
Interest rate swaps related to commissions payable, net	$(98.1)	$(98.1)	$(241.0)	$(241.0)
Interest rate swaps related to certain long-term investment securities, net	(2.5)	(2.5)	(27.0)	(27.0)
Interest rate swaps related to fixed rate debt	(71.1)	(71.1)	2.9	2.9
Foreign currency forward contracts	16.1	16.1	(33.3)	(33.3)
Costless collars used to hedge investment in certain equity securities	—	—	(13.2)	(13.2)
Foreign currency swaps related to net investments in foreign entities	(10.3)	(10.3)	(56.1)	(56.1)

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company presently uses derivative instruments to mitigate cash flow risks with respect to forecasted transactions (commission payments) and changes in foreign currency rates (transactions denominated in foreign currency). As discussed in Note 1, such derivative instruments do not currently meet the documentation requirements of SFAS 133 to qualify for hedge accounting. Accordingly such derivative instruments are marked-to-market through the Consolidated Statements of Income. The Company uses derivative instruments to mitigate fair value risk related to changes in interest rates (long-term investments and fixed rate long-term debt). The Company also uses derivative instruments to protect the initial net investment in certain foreign subsidiaries and/or affiliates.

With respect to the derivative instruments that are afforded hedge accounting pursuant to SFAS 133, on the date the derivative instrument is entered into, the Company designates the derivative as a cash flow hedge, a fair value hedge or a hedge of a net investment depending on the asset, liability, forecasted transaction or net investment being hedged. Changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge are generally recorded in OCI and reclassified into earnings in the same period or periods the hedged transaction affects earnings. Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge are generally recorded immediately in earnings along with the corresponding change in fair value of the hedged item. Changes in the fair value of a net investment hedge are recorded in OCI.

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

Risk Management Objectives and Strategies

The Company is exposed to various financial and market risks, including those related to changes in interest rates and foreign currency rates that exist as part of its ongoing business operations. The Company utilizes certain derivative financial instruments to enhance its ability to manage these risks. Derivative instruments are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company applies strict policies to manage each of these risks, including prohibition against derivatives trading, derivatives market-making or any other speculative activities. Although certain transactions do not qualify for hedge accounting, they are entered into for hedge purposes and are not considered speculative.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

DERIVATIVES NOT QUALIFYING FOR HEDGE ACCOUNTING

Interest Rate Derivatives

The Company’s official check business involves the payment of commissions to selling agents that are computed based on short-term interest rates. This commission payable to a selling agent is computed by multiplying the month’s average daily float (settlement obligation) for that agent by a short-term variable rate (based on three month LIBOR, one month LIBOR, three month T-Bill, or Fed Funds as is applicable to that agent). The commission rates reset following standard market convention reset frequency for each.

The Company hedges the commission payment obligation (cash flows) by entering into interest rate swap contracts but, as noted above, these swaps do not currently qualify for hedge accounting and are marked-to-market through the Consolidated Statements of Income. In these swap contracts, FDC pays a fixed rate in exchange for receiving a variable cash flow from the counterparty that specifically matches the underlying index used to calculate the commission payment obligation. A majority of the commission payment obligations are based on either three month T-Bill rate or Fed Funds rate. As a result, the interest rate swaps generally require FDC to make a payment to the swap counterparty based on a contractually stated fixed rate in exchange for a variable payment based on the three month T-Bill rate and to a lesser extent the Fed Funds rate.

When interest rate swaps qualify for hedge accounting, for those that are benchmark interest rate hedges (three month T-Bill rate), the Company relies on the critical terms matching approach to determine that the hedge is effective. Since at inception and throughout the term of the interest rate swap the critical terms match, no ineffectiveness arises providing the payment dates are the same. Accordingly, changes in the fair value of interest rate swaps designated as hedging instruments of the variability of cash flows associated with floating rate commission payment obligations are reported in OCI. The amounts subsequently are reclassified into the “investment income” line item of the Consolidated Statements of Income in the same period in which the commissions are paid.

In circumstances where the Company qualifies for hedge accounting and hedges commissions based on the Fed Funds rate with a spread (a non-benchmark interest rate), the Company uses the change in variable cash flows method for measuring hedge ineffectiveness on an ongoing basis (at least quarterly).

The aggregate notional amount of these interest rate swap agreements was $5.4 billion and $5.9 billion at December 31, 2005 and 2004, respectively. The notional amount represents the commissionable balance on which the commissions are paid, effectively hedged by these interest rate swaps (but which do not qualify for hedge accounting).

As of December 31, 2005, the maximum contract life of these interest rate swaps is 12 years. More than 88% of these interest rate swaps expire in seven years or less.

Foreign Currency Derivatives

The Company’s cash flows are exposed to foreign currency risk from transactions denominated in foreign currencies, primarily the euro, British pound, Canadian dollar and the Swiss franc. The Company utilizes foreign currency forward

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

contracts, which do not currently qualify for cash flow hedge accounting as discussed above, but are effective to mitigate some of this risk. When forward contracts qualify for hedge accounting, gains and losses on the derivatives are intended to offset losses and gains on the hedged transactions (forecasted sales primarily for one year) in an effort to reduce the earnings volatility resulting from fluctuating foreign currency exchange rates.

The following table provides the aggregate notional amount of the Company’s forward sale contracts. The notional amount represents the portion of forecasted foreign currency denominated revenues that are effectively hedged by forward contracts but do not qualify for hedge accounting.

December 31,	2005	2004
	(in millions)
Swiss franc	18.2	—
Euro	243.0	219.7
British pound	27.7	26.7
Canadian dollar	50.7	48.6

When forward contracts qualify for hedge accounting, changes in the fair value of the forward contracts designated as hedging instruments of the variability of cash flows associated with foreign currency risk are reported in OCI. These amounts subsequently are reclassified into revenue or expense in the same period in which the foreign currency transaction occurs.

As of December 31, 2005, the maximum forward contract term is five years, although over 97% of the aggregate notional amount expires within one year.

DERIVATIVES THAT QUALIFY FOR HEDGE ACCOUNTING

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

The aggregate notional amount of the Australian dollar cross currency swaps was 230.0 million Australian dollars at December 31, 2005 and December 31, 2004. The aggregate notional amounts of the euro cross currency swaps were 492.5 million euros at December 31, 2005 and 261.0 million euros at December 31, 2004. The aggregate notional amount of the yen cross currency swap was 375.0 million yen at December 31, 2005 and December 31, 2004. Changes in the fair value of these cross currency swaps are recognized in OCI. The Company uses the forward rate to measure the ineffectiveness of its net investment hedges. Since both the notional amount of the derivative designated as a hedge of a net investment in a foreign operation equals the portion of the net investment designated as being hedged and the derivative’s underlying relates solely to the foreign exchange rate between the functional currency of the hedged net investment and the U.S. dollar, no hedge ineffectiveness is recognized in earnings. All changes in the fair value of these cross currency swaps are recognized in OCI. The amount the Company realized in OCI for the year ended December 31, 2005 offsetting the foreign currency translation gains was $6.7 million.

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Accumulated Derivative Gains or Losses

The following table summarizes activity in other comprehensive income for the years ended December 31, 2005 and 2004, related to derivative instruments classified as cash flow hedges or capitalized amounts associated with past cash flow hedge transactions held by the Company (in millions):

	2005 (Restated)	2004 (Restated)
Accumulated loss included in other comprehensive income at January 1	$(18.3)	$(1.2)
Less: Reclassifications into earnings from other comprehensive income	11.7	3.6

	(6.6)	2.4
Changes in fair value of derivatives—gain (loss)	(0.1)	(20.7)

Accumulated loss included in other comprehensive income at December 31	$(6.7)	$(18.3)

Note 9: Income Taxes

Year ended December 31,	2005 (Restated)	2004 (Restated)	2003 (Restated)
	(in millions)
Components of pretax income before discontinued operations and certain minority interest adjustments:
Domestic	$1,744.2	$2,226.9	$1,885.2
Foreign	584.6	376.3	113.4

	$2,328.8	$2,603.2	$1,998.6

Provision for income taxes before discontinued operations and certain minority interest adjustments:
Federal	$471.9	$562.7	$438.0
State and local	60.8	80.2	54.2
Foreign	64.6	59.4	20.9

	$597.3	$702.3	$513.1

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s effective tax rates from continuing operations differ from statutory rates as follows:

Year ended December 31,	2005 (Restated)	2004 (Restated)	2003 (Restated)
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.7	2.0	1.8
Foreign rate differential	(4.2)	(2.0)	(0.7)
Interest earned on municipal investments	(6.6)	(5.2)	(7.0)
Tax credits	(0.4)	(0.7)	(0.5)
Dividend exclusion	(0.6)	(0.3)	(0.4)
Prior year statute expiration	(0.7)	(1.9)	(2.1)
Valuation allowances	0.6	—	—
Other	0.8	0.1	(0.4)

Effective tax rate	25.6%	27.0%	25.7%

FDC’s income tax provisions consist of the following components (in millions):

Year ended December 31,	2005 (Restated)	2004 (Restated)	2003 (Restated)
Current
Federal	$442.9	$556.2	$286.3
State and local	60.9	84.5	43.5
Foreign	61.2	58.7	16.5

	565.0	699.4	346.3
Deferred
Federal	29.0	6.5	151.7
State and local	(0.1)	(4.3)	10.7
Foreign	3.4	0.7	4.4

	32.3	2.9	166.8

	$597.3	$702.3	$513.1

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

At December 31, 2005, no provision had been made for U.S. federal and state income taxes on approximately $650.5 million of foreign earnings, which are expected to be reinvested indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. tax liability is not practicable because of the complexities associated with its hypothetical calculation.

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Other Comprehensive Income

The income tax effects allocated to and the cumulative balance of each component of other comprehensive income are as follows (in millions):

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Beginning Balance (Restated)	Pretax Gain (Loss) Amount (Restated)	Tax (Benefit) Expense (Restated)	Net-of- Tax Amount (Restated)	Ending Balance (Restated)
December 31, 2005
Unrealized gains (losses) on investments	$71.4	$(185.5)	$(64.9)	$(120.6)	$(49.2)
Unrealized gains (losses) on hedging activities	(18.3)	18.1	6.5	11.6	(6.7)
Currency translation adjustment	108.7	(117.3)	(39.8)	(77.5)	31.2
Minimum pension liability	(163.6)	33.9	11.9	22.0	(141.6)

	$(1.8)	$(250.8)	$(86.3)	$(164.5)	$(166.3)

December 31, 2004
Unrealized gains (losses) on investments	$179.3	$(166.7)	$(58.8)	$(107.9)	$71.4
Unrealized gains (losses) on hedging activities	(1.2)	(25.5)	(8.4)	(17.1)	(18.3)
Currency translation adjustment	61.4	71.7	24.4	47.3	108.7
Minimum pension liability	(131.6)	(49.5)	(17.5)	(32.0)	(163.6)

	$107.9	$(170.0)	$(60.3)	$(109.7)	$(1.8)

December 31, 2003
Unrealized gains (losses) on investments	$215.4	$(55.5)	$(19.4)	$(36.1)	$179.3
Unrealized gains (losses) on hedging activities	18.0	(29.5)	(10.3)	(19.2)	(1.2)
Currency translation adjustment	(26.5)	135.2	47.3	87.9	61.4
Minimum pension liability	(104.9)	(41.1)	(14.4)	(26.7)	(131.6)

	$102.0	$9.1	$3.2	$5.9	$107.9

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Note 15: Stock Compensation Plans

FDC has a plan that provides for the granting of stock options to employees and other key individuals who perform services for the Company. A total of 237.8 million shares of common stock have been reserved for issuance under the plan and a total of 44.8 million shares remain available for future grant. The options have been issued at a price equivalent to or in excess of the common stock’s fair market value at the date of grant, generally have 10 year terms and become exercisable in three or four equal annual increments beginning 12 months after the date of grant.

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

FDGS and its four subsidiaries, SurePay, FDGS L.P. (“FDGS L.P” formerly govONE), First Data Mobile Payments Limited and Taxware, instituted long-term incentive plans that provide for the granting of partnership interests to employees and other key individuals. During 2003, SurePay ceased operations and all outstanding options were cancelled. The options were issued at a price equivalent to the fair market value of the interests at the date of grant, generally have 10-year terms and become exercisable over a three or four-year vesting period. The following options were outstanding at December 31, 2005 under the plans related to FDGS, FDGS L.P., First Data Mobile Payments Limited and Taxware: 0.2 million, 0.8 million, 0.1 million and 1.6 million, respectively. There were no option grants during the years ended December 31, 2005 and 2004. The weighted-average exercise price under the plans related to FDGS, FDGS L.P., First Data Mobile Payments Limited and Taxware was $4, $3, $5 and $1, respectively. In 2001, FDGS loaned $20.1 million to three employees in connection with the exercise of options to purchase five million FDGS partnership interests. Upon three employees exercising their rights to have the Company repurchase their shares, two of these loans were satisfied in March 2004 and the other in December 2005. See Note 3 for additional discussion. On December 31, 2005 vesting of all shares was accelerated.

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following table provides a reconciliation of the changes in the plans’ benefit obligation and fair value of assets over the periods ended September 30, 2005 and 2004, respectively, and a statement of the funded status as of September 30 for both years (in millions):

September 30,	2005	2004
Change in benefit obligation
Benefit obligation at October 1,	$1,121.3	$1,001.4
Service costs	10.4	10.9
Interest costs	57.9	57.9
Actuarial loss	24.2	74.5
Acquired benefit obligations	1.8	2.0
Termination benefits*	1.2	2.1
Benefits paid	(65.0)	(64.7)
Plan participant contributions	3.0	2.0
Foreign currency translation	(50.6)	35.2

Benefit obligation at September 30,	1,104.2	1,121.3
Change in plan assets
Fair value of plan assets at October 1,	838.9	752.2
Actual return on plan assets	105.0	68.6
Company contributions	28.0	57.6
Plan participant contributions	3.0	2.0
Benefits paid	(64.9)	(64.7)
Foreign currency translation	(34.6)	23.2

Fair value of plan assets at September 30,	875.4	838.9

Funded status of the plans	(228.8)	(282.4)
Unrecognized amounts, principally net loss	283.5	329.1

Total recognized	$54.7	$46.7

*	The First Data Europe restructuring activities resulted in an increase in the projected benefit obligation.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following table provides the components of net periodic benefit cost for the plans (in millions):

Year ended December 31,	2005	2004	2003
Service costs	$10.4	$10.9	$8.1
Interest costs	57.9	57.9	56.0
Expected return on plan assets	(63.6)	(61.8)	(57.3)
Amortization	13.6	9.4	6.5

Net periodic benefit expense	$18.3	$16.4	$13.3

Additional information:

Increase/(decrease) in minimum liability included in other comprehensive income	$(33.9)	$49.5	$41.1

Assumptions

The weighted-average rate assumptions used in the measurement of the Company’s benefit obligation are as follows:

	2005	2004
Discount rate	5.22%	5.49%
Rate of compensation increase*	3.70%	3.79%

*	Applies only to plans in Germany and Greece.

The weighted-average rate assumptions used in the measurement of the Company’s net cost are as follows:

	2005	2004	2003
Discount rate	5.69%	6.08%	6.32%
Expected long-term return on plan assets	7.66%	7.84%	7.87%
Rate of compensation increase	3.77%	3.75%	3.75%

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Plan Assets

The Company’s pension plan asset allocation at September 30, 2005 and 2004, and target allocation based on the investment policy are as follows:

	Percentage of Plan Assets at Measurement Date
Asset Category	2005	2004
Equity securities	56%	56%
Debt securities	42%	42%
Other	2%	2%

Total	100%	100%

Asset Category	Target allocation U.S. plans	Target allocation Foreign plans
Equity securities	30-50%	70%
Debt securities	50-60%	30%
Other	0-10%	0%

The following table details plan assets invested in related party securities:

	2005			2004
Plan Asset Holdings	Shares (in thousands)	Fair Market Value (in millions)	% of Total Plan Assets	Shares (in thousands)	Fair Market Value (in millions)	% of Total Plan Assets
FDC common stock	23.6	$0.9	0.11%	68.4	$3.0	0.36%
Bank of New York common stock	31.0	$0.9	0.10%	54.0	$1.6	0.19%
Bank of New York certificate of deposit (book value $1 million)	—	—	—	—	$1.0	0.13%
Hewitt Associates, Inc. common stock	7.2	$0.2	0.02%	14.9	$0.4	0.05%

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Financial Statement Restatement

As discussed in Note 1, results for the Payment Services segment have been restated due to not qualifying for hedge accounting treatment resulting from inadequate initial documentation for certain derivative instruments.

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following tables present the Company’s operating segment results for the years ended December 31, 2005, 2004 and 2003 (in millions):

Year ended December 31, 2005	Payment Services (Restated)	Merchant Services	Card Issuing Services	All Other and Corporate	Totals (Restated)
Revenues:
Transaction and processing service fees	$4,274.4	$2,946.8	$1,630.0	$137.4	$8,988.6
Check verification and guarantee services	—	373.7	—	—	373.7
Investment income, net	219.6	43.2	—	—	262.8
Professional services	—	22.8	47.1	33.7	103.6
Software licensing and maintenance	—	6.4	20.0	32.2	58.6
Product sales and other	4.6	428.2	58.7	21.0	512.5
Reimbursable postage and other	10.0	24.3	601.5	0.6	636.4
Equity earnings in affiliates (a)	8.6	264.1	0.5	—	273.2
Interest income	8.2	1.9	5.1	6.0	21.2

Total segment reporting revenues	$4,525.4	$4,111.4	$2,362.9	$230.9	$11,230.6

Internal revenue and pretax equivalency	$256.2	$25.5	$67.2	$19.1	$368.0
External revenue	4,269.2	4,085.9	2,295.7	211.8	10,862.6
Depreciation and amortization	114.4	385.3	249.1	28.5	777.3
Operating profit (loss)	1,466.8	971.4	455.7	(124.1)	2,769.8
Restructuring, impairments, litigation and regulatory settlements, other, investment gains and losses, net	79.2	(27.3)	(65.9)	(20.2)	(34.2)
Expenditures for long-lived assets	78.7	113.2	161.9	44.6	398.4
Equity earnings in affiliates	4.2	233.5	0.4	(1.2)	236.9
Investment in unconsolidated affiliates	150.2	602.0	60.9	3.0	816.1

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Year ended December 31, 2004	Payment Services (Restated)	Merchant Services	Card Issuing Services	All Other and Corporate	Totals (Restated)
Revenues:
Transaction and processing service fees	$3,758.5	$2,684.6	$1,723.4	$137.7	$8,304.2
Check verification and guarantee services	—	405.4	—	—	405.4
Investment income, net	474.8	17.3	—	—	492.1
Professional services	—	30.4	50.2	32.4	113.0
Software licensing and maintenance	—	6.5	24.0	33.0	63.5
Product sales and other	4.6	480.7	9.2	30.6	525.1
Reimbursable postage and other	11.8	23.7	570.0	0.1	605.6
Equity earnings in affiliates (a)	3.4	194.9	—	—	198.3
Interest income	2.0	0.8	6.9	15.4	25.1

Total segment reporting revenues	$4,255.1	$3,844.3	$2,383.7	$249.2	$10,732.3

Internal revenue and pretax equivalency	$227.4	$36.9	$67.5	$10.2	$342.0
External revenue	4,027.7	3,807.4	2,316.2	239.0	10,390.3
Depreciation and amortization	104.0	352.3	252.4	26.8	735.5
Operating profit (loss)	1,517.0	990.3	508.1	(95.1)	2,920.3
Restructuring, impairments, litigation and regulatory settlements, other, investment gains and losses, net	(154.3)	(69.8)	(19.8)	(22.7)	(266.6)
Expenditures for long-lived assets	68.7	188.1	144.3	30.6	431.7
Equity earnings in affiliates	0.7	167.4	(2.9)	(1.3)	163.9
Investment in unconsolidated affiliates	152.9	560.0	84.0	3.8	800.7

Year ended December 31, 2003
Revenues:
Transaction and processing service fees	$3,261.4	$1,694.8	$1,392.2	$155.4	$6,503.8
Check verification and guarantee services	—	389.2	—	—	389.2
Investment income, net	571.6	9.5	—	—	581.1
Professional services	—	31.9	50.1	47.3	129.3
Software licensing and maintenance	—	4.2	21.5	27.7	53.4
Product sales and other	3.8	376.9	5.7	43.5	429.9
Reimbursable postage and other	13.7	—	617.2	0.1	631.0
Equity earnings in affiliates (a)	0.4	170.2	—	—	170.6
Interest income	0.9	0.8	2.9	2.9	7.5

Total segment reporting revenues	$3,851.8	$2,677.5	$2,089.6	$276.9	$8,895.8

Internal revenue and pretax equivalency	$239.1	$35.2	$53.3	$11.3	$338.9
External revenue	3,612.7	2,642.3	2,036.3	265.6	8,556.9
Depreciation and amortization	103.9	220.4	201.1	27.8	553.2
Operating profit (loss)	1,476.4	723.2	309.9	(77.3)	2,432.2
Restructuring, impairments, litigation and regulatory settlements, investment gains and losses, net	(110.6)	(11.0)	(20.1)	(11.7)	(153.4)
Expenditures for long-lived assets	125.1	54.4	144.6	64.8	388.9
Equity earnings in affiliates	(1.8)	144.5	(1.7)	(2.3)	138.7
Investment in unconsolidated affiliates	110.0	564.0	98.1	2.5	774.6

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows (in millions):

	2005 (Restated)	2004 (Restated)	2003 (Restated)
Revenues:
Total reported segments	$10,999.7	$10,483.1	$8,618.9
All other and corporate	230.9	249.2	276.9

Subtotal	11,230.6	10,732.3	8,895.8

Divested businesses	—	58.1	269.7
Equity earnings in affiliates (a)	(273.2)	(198.3)	(170.6)
Interest income	(21.2)	(25.1)	(7.5)
Eliminations (b)	(368.0)	(342.0)	(338.9)

Consolidated	$10,568.2	$10,225.0	$8,648.5

Income before income taxes, minority interest, equity earnings in affiliates and discontinued operations:
Total reported segments	$2,893.9	$3,015.4	$2,509.5
All other and corporate	(124.1)	(95.1)	(77.3)

Subtotal	2,769.8	2,920.3	2,432.2

Divested businesses	—	11.2	40.5
Interest expense	(228.3)	(136.8)	(107.1)
Minority interest from segment operations(c)	130.4	136.8	122.0
Equity earnings in affiliates	(236.9)	(163.9)	(138.7)
Restructuring, net	(81.6)	(63.5)	(27.9)
Impairments	(50.3)	(0.5)	(6.2)
Litigation and regulatory settlements	1.4	(32.4)	(5.0)
Other	(34.2)	(25.0)	—
Investment gains and (losses)	130.5	(145.2)	(114.3)
Divestitures, net	61.3	265.2	6.8
Eliminations (b)	(244.2)	(212.3)	(222.8)

Consolidated	$2,217.9	$2,553.9	$1,979.5

(a)	Excludes equity losses that were recorded in expense and the amortization related to the excess of the investment balance over the Company’s proportionate share of the investee’s net book value for 2005, 2004 and 2003.
(b)	Represents elimination of adjustment to record Payment Services revenues and operating profits on a pretax equivalent basis and elimination of intersegment revenue.
(c)	Excludes minority interest attributed to items excluded from segment operations, as noted above.

(in millions)	2005	2004	2003
Assets:
Payment Services	$18,154.3	$17,241.4	$16,787.1
Merchant Services	11,926.0	10,994.8	5,336.1
Card Issuing Services	3,681.8	3,857.9	1,808.7
All other and corporate	486.4	624.7	876.0
Discontinued operations	—	—	503.3
Divested businesses	—	—	274.4

Consolidated	$34,248.5	$32,718.8	$25,585.6

Depreciation and amortization:
Total reported segments	$748.8	$708.7	$525.4
All other and corporate	28.5	26.8	27.8
Divested businesses	—	2.7	16.1

Consolidated	$777.3	$738.2	$569.3

Expenditures for long-lived assets:
Total reported segments	$353.8	$401.1	$324.1
All other and corporate	44.6	30.6	64.8
Divested business	—	0.1	1.3

Consolidated	$398.4	$431.8	$390.2

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information concerning principal geographic areas was as follows (in millions):

	United States (Restated)	International (Restated)	Total (Restated)
Revenues
2005	$9,703.3	$864.9	$10,568.2
2004	9,499.3	725.7	10,225.0
2003	8,147.1	501.4	8,648.5
Long-Lived Assets
2005	$11,074.1	$1,424.6	$12,498.7
2004	11,030.0	1,192.3	12,222.3
2003	5,303.5	513.8	5,817.3

“International” represents businesses of significance, which have local currency as their functional currency.

Note 18: Quarterly Financial Results (Unaudited)

Summarized quarterly results for the two years ended December 31, 2005 and 2004, respectively, are as follows (in millions, except per share amounts):

2005 by Quarter (Restated):	First	Second	Third	Fourth
Revenues	$2,501.1	$2,623.1	$2,676.5	$2,767.5
Expenses	1,954.8	2,044.4	2,077.9	2,257.9
Other income (expense), net	106.4	(226.7)	86.7	18.3

Income before income taxes, minority interest, equity earnings in affiliates and discontinued operations	652.7	352.0	685.3	527.9
Income tax expense	193.8	72.7	198.9	131.9
Minority interest	(27.6)	(32.9)	(35.5)	(32.6)
Equity earnings in affiliates	48.1	55.4	65.7	67.7
Discontinued operations, net of tax of $0.0, $0.0, $0.0 and $(6.9), respectively	—	—	—	(11.5)

Net income	$479.4	$301.8	$516.6	$419.6

Earnings per share from continuing operations
Basic	$0.60	$0.39	$0.67	$0.56
Diluted	0.60	0.39	0.66	0.56
Earnings per share
Basic	$0.60	$0.39	$0.67	$0.55
Diluted	0.60	0.39	0.66	0.54

The first, second and third quarters of 2005 have been adjusted to reflect PNC as an equity method investment.

2004 by Quarter (Restated):	First	Second	Third	Fourth
Revenues	$2,318.3	$2,583.9	$2,587.5	$2,735.3
Expenses	1,800.0	1,925.8	1,915.3	2,038.3
Other income (expense), net	134.9	153.5	(222.5)	(57.6)

Income before income taxes, minority interest, equity earnings in affiliates and discontinued operations	653.2	811.6	449.7	639.4
Income tax expense	203.6	208.7	115.5	174.5
Minority interest	(28.3)	(28.4)	(25.0)	(32.9)
Equity earnings in affiliates	30.8	41.5	46.2	45.4
Discontinued operations, net of tax of $2.7, $6.9, $11.7 and $0.0, respectively	3.6	2.1	1.7	—

Net income	$455.7	$618.1	$357.1	$477.4

Earnings per share from continuing operations
Basic	$0.58	$0.71	$0.42	$0.58
Diluted	0.57	0.70	0.41	0.58
Earnings per share
Basic	$0.58	$0.71	$0.42	$0.58
Diluted	0.57	0.70	0.42	0.58

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following table presents the summarized results of discontinued operations for the years ended December 31, 2005, 2004 and 2003 (in millions):

	2005	2004	2003
Revenue	$—	$88.1	$143.3
Expenses	—	62.4	100.5

Income before income taxes	—	25.7	42.8
Income taxes	—	11.4	17.6
Minority interest, net of tax	—	(6.9)	(10.5)
Gain (loss) on sale of NYCE, net of taxes of $(6.9) and $9.9 in 2005 and 2004, respectively*	(11.5)	(0.0)	—

Income (loss) from discontinued operations	$(11.5)	$7.4	$14.7

*	The amount of the gain on the sale of NYCE in excess of the income taxes of $9.9 million was deferred (reserved) to 2005. During 2005 the reserve of $9.8 million was reversed against the sales price adjustment noted above.

FIRST DATA CORPORATION

SCHEDULE II—Valuation and Qualifying Accounts

(dollars in millions)

	Balance at Beginning of Period	Additions			Deductions		Balance at End of Period
Description		Charged to Costs and Expenses	Charged to Other Accounts
Year-ended December 31, 2005 deducted from receivables	$48.0	$48.1	$3.4	(a)	$51.1	(b)	$48.4
Year-ended December 31, 2004 deducted from receivables	$43.8	$47.4	$4.6	(a)	$47.8	(b)	$48.0
Year-ended December 31, 2003 deducted from receivables	$66.1	$30.2	$0.0	(a)	$52.5	(c)	$43.8

(a)	Primarily due to acquisitions.
(b)	Amounts related to business divestitures and write-offs against assets.
(c)	Includes reclassification of “reserve for merchant credit losses” to “accounts payable and other liabilities.”

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

The Company has evaluated, under the supervision of the Company’s Chief Executive Officer and the Chief Financial Officer, the effectiveness of disclosure controls and procedures as of December 31, 2005 to ensure that information the Company is required to disclose in reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2005, because of the material weakness in internal control over financial reporting discussed below.

Management of Company decided to restate the Company’s previously issued Consolidated Financial Statements for the years ended December 31, 2003, 2004 and 2005 and financial information for each of the quarters in the years 2004 and 2005. The restatement pertains to the initial documentation for certain derivative instruments relating to the Company’s interest rate swaps associated with its official check business and foreign currency forward contracts associated with its Western Union business which the Company determined did not meet the requirements to qualify for hedge accounting.

Management has concluded that the controls in place relating to hedging documentation were not properly designed to provide reasonable assurance that these derivative instruments would be properly recorded and disclosed in the financial statements, and that this is a material weakness in internal control over financial reporting.

Management’s Report on Internal Controls over Financial Reporting (as revised).

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

Based on the initial evaluation under the COSO criteria, management believed its internal control over financial reporting as of December 31, 2005 was effective. Subsequently, management concluded that the Company did not maintain effective controls over the application of accounting for derivatives as defined by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). On August 22, 2006 management of the Company decided to restate the Company’s previously issued Consolidated Financial Statements for the years ended December 31, 2003, 2004 and 2005 and financial information for each of the quarters in the years 2004 and 2005. The Company arrived at this determination after an extensive review of its accounting for derivatives. The restatement pertains to the initial documentation for certain derivative instruments relating to the Company’s interest rate swaps associated with its official check business and foreign currency forward contracts associated with its Western Union business which the Company determined did not meet the requirements to qualify for hedge accounting. The Company believed the initial accounting treatment for these interest rate swaps and foreign currency forwards treated as hedges properly reflected the intent and economics of the underlying transactions; however, the interpretations of how to apply SFAS No. 133 and how to adequately provide documentation for such instruments so as to qualify for hedge accounting are very complex and continue to evolve. Since the initial documentation did not meet the requirements of SFAS No. 133 to allow the derivative instruments to qualify for hedge accounting, any changes in the market value of these derivative instruments prior to their maturity should have been recorded through the Consolidated Statements of Income rather than through Other Comprehensive Income. There is no effect on overall cash flows, Total Stockholders’ Equity, Total Assets or Total Liabilities from this revised treatment. Accordingly, management has concluded that the ineffective controls over the application of such derivative accounting constitutes a material weakness as of December 31, 2005.

Based on this assessment and the COSO criteria, management believes that the Company did not maintain effective internal control over financial reporting as of December 31, 2005.

Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting which is contained below.

Changes in internal control over financial reporting.

The Company will remediate the material weakness in internal control described above by implementing control procedures associated with the initial documentation process of hedge transactions to ensure hedge accounting is appropriately applied with respect to SFAS No. 133.

Except as described above, there were no changes in our internal control over financial reporting identified in connection with the above evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of First Data Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls over Financial Reporting, that First Data Corporation did not maintain effective internal control over financial reporting as of December 31, 2005, because of the controls relating to hedging documentation were not properly designed to provide reasonable assurance that derivative instruments are properly recorded and disclosed in the consolidated financial statements, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). First Data Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our report dated February 22, 2006, we expressed an unqualified opinion on management’s previous assessment that the Company maintained effective internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting. As described in the following paragraph, the Company subsequently identified a misstatement in its annual and quarterly financial statements. Such matter was considered to be a material weakness as further discussed in the following paragraph. Accordingly management has revised its assessment about the effectiveness of the Company’s internal control over financial reporting and our present opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, as expressed herein, is different from that expressed in our previous report.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. In its assessment as of December 31, 2005, management has concluded that the controls in place relating to hedging documentation were not properly designed to provide reasonable assurance that certain derivative instruments relating to the Company’s interest rate swaps associated with its official check business and foreign currency forward contracts associated with its Western Union business would be properly recorded and disclosed in the financial statements, and that this is a material weakness in internal control over financial reporting. As a result, on August 22, 2006 management of the Company decided to restate the Company’s previously issued consolidated financial statements for the years ended December 31, 2003, 2004 and 2005 and financial information for each of the quarters in the years 2004 and 2005. Since the initial documentation did not meet the requirements of SFAS No. 133 to allow the derivative instruments to qualify for hedge accounting, any changes in the market value of these derivative instruments prior to their maturity should have been recorded through the Consolidated Statements of Income rather than through Other Comprehensive Income. There is no effect on overall cash flows, Total Stockholders’ Equity, Total Assets or Total Liabilities from this revised treatment.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated February 22, 2006, except for Notes 1 and 8, as to which the date is August 22, 2006, on those consolidated financial statements.

In our opinion, management’s assessment that First Data Corporation did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, First Data Corporation did not maintain effective internal control over financial reporting as of December 31, 2005 based on the COSO criteria.

/s/ Ernst & Young LLP

Denver, Colorado

February 22, 2006, except for the effects of

the material weakness described in the

sixth paragraph above, as to which the

date is August 22, 2006

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1) Financial Statements

See Index to Financial Statements on page 71

(2) Financial Statement Schedules

See Index to Financial Statements on page 71

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

Date: September 15, 2006

By:	/s/ KIMBERLY S. PATMORE
Kimberly S. Patmore Executive Vice President and Chief Financial Officer

Date: September 15, 2006