Form 10-Q/A
period 2006-03-31
FIRST DATA CORP
filed 2006-09-15
CIK 883980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in millions, except per share amounts)

	Three Months Ended March 31,
	2006 (Restated)	2005 (Restated)
Revenues:
Transaction and processing service fees:
Money transfer services	$1,026.4	$901.8
Merchant services *	593.4	543.6
Check services	94.3	95.9
Card services	390.9	407.9
Other services	80.7	85.9
Investment income, net	(11.0)	17.9
Product sales and other	181.2	146.0
Reimbursable debit network fees, postage and other	340.3	302.1

	2,696.2	2,501.1

Expenses:
Cost of services	1,330.4	1,203.6
Cost of products sold	66.6	59.6
Selling, general and administrative	407.5	390.4
Reimbursable debit network fees, postage and other	340.3	302.1
Other operating expenses:
Restructuring, net	(0.8)	—
Impairments	—	(1.0)
Litigation and regulatory settlements	15.0	0.1
Other	2.2	—

	2,161.2	1,954.8

Operating profit	535.0	546.3

Other income (expense):
Interest income	8.4	4.9
Interest expense	(69.2)	(48.1)
Investment gains and (losses)	97.2	143.3
Divestitures, net	7.6	6.3

	44.0	106.4

Income before income taxes, minority interest, equity earnings in affiliates and discontinued operations	579.0	652.7

Income taxes	179.1	193.8
Minority interest	(29.6)	(27.6)
Equity earnings in affiliates	60.8	48.1

Income from continuing operations	431.1	479.4
Loss from discontinued operations, net of taxes of $(0.6) and $0, respectively	(1.0)	—

Net income	$430.1	$479.4

Earnings per share from continuing operations:
Basic	$0.56	$0.60
Diluted	$0.55	$0.60
Earnings per share:
Basic	$0.56	$0.60
Diluted	$0.55	$0.60
Weighted-average shares outstanding:
Basic	765.5	793.6
Diluted	780.2	803.9

*	Includes processing fees, administrative service fees and other fees charged to merchant alliances accounted for under the equity method of $55.7 million for the three months ended March 31, 2006 and $61.0 million for the comparable period in 2005.

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions)

	March 31, 2006 (Restated)	December 31, 2005 (Restated)
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,246.4	$1,180.9
Settlement assets	15,718.7	16,996.4
Accounts receivable, net of allowance for doubtful accounts of $46.3 (2006) and $48.4 (2005)	1,926.1	1,936.5
Property and equipment, net of accumulated depreciation of $1,831.5 (2006) and $1,801.9 (2005)	829.2	859.7
Goodwill	8,809.5	8,785.9
Other intangibles, net of accumulated amortization of $2,030.4 (2006) and $1,869.0 (2005)	2,831.1	2,853.1
Investment in affiliates	867.3	816.1
Other assets	851.4	819.9

Total Assets	$33,079.7	$34,248.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Settlement obligations	$15,914.4	$17,070.5
Accounts payable and other liabilities	3,206.1	3,364.6
Borrowings	5,174.5	5,356.4

Total Liabilities	$24,295.0	$25,791.5

Commitments and contingencies (see Note 9)
Stockholders’ Equity:
Common stock, $0.01 par value; authorized 2,000.0 shares, issued 1,067.7 (2006 and 2005)	$10.7	$10.7
Additional paid-in capital	9,626.2	9,551.3

Paid-in capital	9,636.9	9,562.0
Retained earnings	9,543.8	9,311.9
Accumulated other comprehensive loss	(171.3)	(166.3)
Less treasury stock at cost, 302.1 shares (2006) and 304.9 shares (2005)	(10,224.7)	(10,250.6)

Total Stockholders’ Equity	$8,784.7	$8,457.0

Total Liabilities and Stockholders’ Equity	$33,079.7	$34,248.5

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Three Months Ended March 31,
	2006 (Restated)	2005 (Restated)
Cash and cash equivalents at beginning of period attributable to continuing operations	$1,180.9	$895.4
Cash and cash equivalents at beginning of period attributable to discontinued operations	—	—

CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations	431.1	479.4
Net loss from discontinued operations	(1.0)	—
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	201.5	195.4
Non-cash portion of charges (gains) related to restructuring, impairments, litigation and regulatory settlements, investment (gains) and losses, divestitures and other, net	(88.4)	(150.5)
Other non-cash items, net	(47.9)	(50.3)
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable	99.1	40.7
Other assets	46.6	49.4
Accounts payable and other liabilities	(100.1)	(163.5)
Income tax accounts	132.0	158.2
Excess tax benefit from share-based payment arrangement	(53.5)	—

Net cash provided by operating activities from continuing operations	620.4	558.8
Net cash provided by operating activities from discontinued operations	—	—

Net cash provided by operating activities	620.4	558.8

CASH FLOWS FROM INVESTING ACTIVITIES
Current year acquisitions, net of cash acquired	(32.5)	—
Payments related to other businesses previously acquired	(40.7)	(54.3)
Proceeds from dispositions, net of expenses paid	1.8	—
Additions to property and equipment, net	(45.5)	(64.0)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(97.7)	(42.3)
Proceeds from the sale of marketable securities	13.3	218.2
Other investing activities	(41.7)	(206.4)

Net cash used in investing activities from continuing operations	(243.0)	(148.8)
Net cash used in investing activities from discontinued operations	—	—

Net cash used in investing activities	(243.0)	(148.8)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	(139.7)	528.6
Principal payments on long-term debt	(14.7)	(8.6)
Proceeds from issuance of common stock	467.6	48.4
Excess tax benefit from share-based payment arrangement	53.5	—
Purchase of treasury shares	(632.6)	(1,144.8)
Cash dividends	(46.0)	(16.1)

Net cash used in financing activities from continuing operations	(311.9)	(592.5)
Net cash used in financing activities from discontinued operations	—	—

Net cash used in financing activities	(311.9)	(592.5)

Change in cash and cash equivalents – continuing operations	65.5	(182.5)
Change in cash and cash equivalents – discontinued operations	—	—

Cash and cash equivalents at end of period attributable to continuing operations	$1,246.4	$712.9

Cash and cash equivalents at end of period attributable to discontinued operations	$—	$—

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Basis of Presentation

The accompanying Consolidated Financial Statements of First Data Corporation (“FDC” or the “Company”) should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005. Significant accounting policies disclosed therein have not changed.

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

Financial Statement Restatement

On August 22, 2006, management of the Company and the Audit Committee of its Board of Directors made the decision to restate the Company’s previously issued Consolidated Financial Statements for the years ended December 31, 2003, 2004 and 2005 as well as the three months ended March 31, 2006 and 2005. The Company arrived at this decision after an extensive review of its accounting for derivatives. The restatement pertains to the initial documentation for certain derivative instruments relating to the Company’s interest rate swaps associated with its official check business, included in the Integrated Payment Systems segment, and foreign currency forward contracts associated with its Western Union business which the Company determined did not meet the requirements to qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).

The interest rate swaps associated with the official check business are used to hedge its commission payment obligation. The Company’s strategy is to mitigate the change in cash flows resulting from changes in interest rates to limit the fluctuations in pre-tax profit. The Company hedges the forecasted fee revenue earned in its money transfer business when the fee is paid in a currency other than the Company’s functional currency (U.S. dollar). In this strategy the Company hedges these forecasted fee

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

revenues for a specific month with multiple foreign currency forward contracts.

Based on the above conclusions, any changes in the market value of these derivative instruments prior to their maturity should have been recorded through the Consolidated Statements of Income in the “Investment gains and losses” line rather than through “Other comprehensive income” in the Consolidated Balance Sheets. Additionally, any previously realized amounts associated with these derivatives have been reclassified out of revenue into the “Investment gains and losses” line. There is no effect on overall cash flows, Total Stockholders’ Equity, Total Assets or Total Liabilities from this revised treatment. The restatement did not have any impact on any of the Company’s financial covenants under its lines of credit or other debt instruments.

The following table presents the impact of the restatement on the noted line items of the Consolidated Statements of Income for the periods presented:

Increase from Amounts Previously Reported

Three Months Ended March 31,	2006	2005
(in millions except per share amounts)
Income before income taxes, minority interest, equity earnings in affiliates and discontinued operations	$91.6	$155.3
Income taxes	35.2	50.4
Income from continuing operations	56.4	104.9
Net income	56.4	104.9
Earnings per share from continuing operations:
Basic	$0.07	$0.13
Diluted	0.07	0.13
Earnings per share:
Basic	$0.07	$0.13
Diluted	0.07	0.13

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following tables present the impact of the restatement on the affected line items of the Company’s Consolidated Statements of Income, Consolidated Balance Sheets and Consolidated Statements of Cash Flows for the periods presented:

CONSOLIDATED STATEMENTS OF INCOME

Three Months Ended March 31,	2006		2005
(in millions, except per share amounts)	As Previously Reported	Restated	As Previously Reported	Restated
Transaction and processing service fees:
Money transfer services	$1,034.0	$1,026.4	$897.7	$901.8
Investment income, net	(13.0)	(11.0)	(12.8)	17.9
Total revenues	2,701.8	2,696.2	2,466.3	2,501.1
Operating profit	540.6	535.0	511.5	546.3
Investment gains and (losses)	—	97.2	22.8	143.3
Income before income taxes, minority interest, equity earnings in affiliates and discontinued operations	487.4	579.0	497.4	652.7
Income taxes	143.9	179.1	143.4	193.8
Income from continuing operations	374.7	431.1	374.5	479.4
Net income	373.7	430.1	374.5	479.4
Earnings per share from continuing operations:
Basic	$0.49	$0.56	$0.47	$0.60
Diluted	0.48	0.55	0.47	0.60
Earnings per share:
Basic	$0.49	$0.56	$0.47	$0.60
Diluted	0.48	0.55	0.47	0.60

CONSOLIDATED BALANCE SHEETS

	March 31, 2006		December 31, 2005
(in millions)	As Previously Reported	Restated	As Previously Reported	Restated
Stockholders’ Equity:
Retained earnings	$9,530.8	$9,543.8	$9,355.3	$9,311.9
Accumulated other comprehensive loss	(158.3)	(171.3)	(209.7)	(166.3)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31,	2006		2005
(in millions)	As Previously Reported	Restated	As Previously Reported	Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations	$374.7	$431.1	$374.5	$479.4
Non-cash portion of charges (gains) related to restructuring, impairments, litigation and regulatory settlements, investment (gains) and losses, divestitures and other, net	8.8	(88.4)	(30.0)	(150.5)
Other non-cash items, net	(48.5)	(47.9)	(51.4)	(50.3)
Accounts payable and other liabilities	(103.7)	(100.1)	(163.7)	(163.5)
Income tax accounts	96.8	132.0	107.8	158.2
Net cash provided by operating activities from continuing operations	621.8	620.4	522.7	558.8
Net cash provided by operating activities	621.8	620.4	522.7	558.8
CASH FLOWS FROM INVESTING ACTIVITIES
Other investing activities	(43.1)	(41.7)	(170.3)	(206.4)
Net cash used in investing activities from continuing operations	(244.4)	(243.0)	(112.7)	(148.8)
Net cash used in investing activities	(244.4)	(243.0)	(112.7)	(148.8)

Revenue Recognition

FDC recognizes revenues from its processing services as such services are performed. Revenue is recorded net of certain costs not controlled by the Company such as credit and offline debit interchange fees and assessments charged by credit card associations which totaled $1,455.2 million and $1,204.5 million for the three months ended March 31, 2006 and

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

Note 4: Restructuring, Impairments, Litigation and Regulatory Settlements, Investment Gains and Losses, Divestitures and Other

2006 Activities

The Company recorded restructuring charges, litigation and regulatory settlements, other, investment gains and losses and divestiture related gains, net during the three months ended March 31, 2006. A summary of pretax benefits (charges), incurred by segment, is as follows (in millions):

	Pretax Benefit (Charge)
Three months ended March 31, 2006	Western Union (Restated)	First Data Commercial Services	First Data Financial Institution Services	First Data International	Integrated Payment Systems (Restated)	All Other and Corporate	Totals (Restated)
Restructuring charges	—	$(0.2)	$(0.2)	—	—	—	$(0.4)
Restructuring accrual reversals	—	—	0.2	$1.0	—	—	1.2
Litigation and regulatory settlements	—	(15.0)	—	—	—	—	(15.0)
Other	—	—	0.2	—	—	$(2.4)	(2.2)
Investment gains and (losses)	$(5.6)	0.3	—	—	$102.8	(0.3)	97.2
Divestiture gains	1.8	—	—	—	—	5.8	7.6

Total pretax benefit (charge), net of reversals	$(3.8)	$(14.9)	$0.2	$1.0	$102.8	$3.1	$88.4

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

Investment gains and losses, net

As discussed in Note 1, the Company restated its financial statements to recognize in earnings the realized derivative amounts, previously reported in revenue, and unrealized derivative values, previously reported in other comprehensive income, related to interest rate swaps associated with its official check business and foreign currency forward contracts utilized in its Western Union business. These gains and losses are reflected in the “Investment gains and losses” line item in the Consolidated Statements of Income

The majority of the first quarter 2006 results were due to higher interest rates which increased the value of the interest rate swaps held by the Company. Partially offsetting this gain was a loss due to fluctuations in foreign exchange rates that decreased the value of the foreign currency forward contracts mentioned above.

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

2005 Activities

The Company recorded impairment charges, litigation and regulatory settlements, investment gains and losses and divestiture related gains, net during the three months ended March 31, 2005. A summary of pretax benefits (charges), incurred by segment, is as follows (in millions):

	Pretax Benefit (Charge)
Three months ended March 31, 2005	Western Union (Restated)	First Data Commercial Services	First Data Financial Institution Services	First Data International	Integrated Payment Systems (Restated)	All Other and Corporate	Totals (Restated)
Impairments	—	—	—	—	—	$1.0	$1.0
Litigation and regulatory settlements	$(0.1)	—	—	—	—	—	(0.1)
Investment gains and (losses)	13.5	—	$0.1	—	$107.0	22.7	143.3
Divestiture gain	—	—	—	—	—	2.5	2.5
Divestiture accrual reversals	—	$2.0	—	—	1.7	0.1	3.8

Total pretax benefit (charge), net of reversals	$13.4	$2.0	$0.1	$—	$108.7	$26.3	$150.5

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

Investment gains and losses, net

The majority of the first quarter 2005 results were due to higher interest rates which increased the value of the interest rate swaps held by the Company partially offset by the interest payments associated with the swaps. A lesser portion of the results were due to fluctuations in foreign exchange rates that increased the value of the foreign currency forward contracts mentioned above. The Company also recognized a gain of $21.4 million on the sale of CheckFree Corporation common stock, net of charges to exit the related hedging instruments, as well as gains on the sales of other strategic investments.

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

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

The primary components of assets and liabilities are settlement-related accounts as described in Note 6 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005.

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

Note 7: Comprehensive Income

The components of comprehensive income are as follows (in millions):

	Three Months Ended March 31,
	2006 (Restated)	2005 (Restated)
Net income	$430.1	$479.4
Foreign exchange effect	13.4	(33.6)
Unrealized gain (loss) on hedging activities	0.8	9.7
Unrealized gain (loss) on securities (a)	(19.2)	(138.3)

Total comprehensive income	$425.1	$317.2

(a)	The reclassification adjustment for realized gains and losses impacted the “investment gains and losses” component of other income (expense) and net income. The net income impact of these adjustments was $0 and a gain of $14.2 million during the three months ended March 31, 2006 and 2005, respectively.

Note 8: Segment Information

For a detailed discussion of the Company’s principles regarding its operating segments refer to Note 17 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005.

On January 1, 2006, the Company began assessing performance and allocating resources based on a new segment structure. Segment results for 2005 have been adjusted to reflect the new structure. In addition, revenues for 2005 have been adjusted to present “Transaction and processing service fees” by revenue type and to reflect the reclassification of debit network fees from “Transaction and processing service fees” to “Reimbursable debit network fees, postage and other.” As discussed in Note 1, results for the Western Union and Integrated Payment Systems segments have been restated due to the loss of hedge accounting treatment resulting from inadequate initial documentation for certain derivative instruments.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table presents the Company’s operating segment results for the three months ended March 31, 2006 and 2005:

Three Months Ended March 31, 2006 (in millions)	Western Union (Restated)	First Data Commercial Services	First Data Financial Institution Services	First Data International	Integrated Payment Systems (Restated)	All Other and Corporate	Totals (Restated)
Revenues:
Transaction and processing service fees	$1,026.6	$504.4	$288.7	$205.6	$12.2	$89.5	$2,127.0
Check services	—	78.2	—	1.4	—	14.7	94.3
Investment income, net	14.7	11.7	—	3.2	20.0	—	49.6
Product sales and other	1.0	95.3	3.7	42.8	—	40.2	183.0
Reimbursable debit network fees, postage and other	2.3	184.9	152.8	4.1	0.1	1.0	345.2
Equity earnings in affiliates (a)	3.4	59.7	—	5.8	—	—	68.9
Interest income	5.3	0.2	—	1.0	—	1.9	8.4

Total segment reporting revenues	$1,053.3	$934.4	$445.2	$263.9	$32.3	$147.3	$2,876.4

Internal revenue and pretax equivalency	$1.1	$7.5	$15.2	$1.4	$63.3	$14.4	$102.9
External revenue	1,052.2	926.9	430.0	262.5	(31.0)	132.9	2,773.5
Depreciation and amortization	25.9	78.1	38.6	42.1	2.9	13.9	201.5
Operating profit (loss)	329.2	214.4	84.3	29.1	6.4	(12.0)	651.4
Restructuring, litigation and regulatory settlements, other and investment gains and (losses)	(5.6)	(14.9)	0.2	1.0	102.8	(2.7)	80.8

Three Months Ended March 31, 2005 (in millions)	Western Union (Restated)	First Data Commercial Services	First Data Financial Institution Services	First Data International	Integrated Payment Systems (Restated)	All Other and Corporate	Totals (Restated)
Revenues:
Transaction and processing service fees	$901.8	$492.5	$307.7	$163.6	$10.8	$91.9	$1,968.3
Check services	—	82.1	—	1.6	—	12.2	95.9
Investment income, net	13.9	5.6	—	2.2	52.8	—	74.5
Product sales and other	0.9	77.5	9.5	35.7	—	24.1	147.7
Reimbursable debit network fees, postage and other	2.2	148.1	153.4	3.5	0.2	0.1	307.5
Equity earnings in affiliates (a)	2.5	49.1	—	5.7	—	—	57.3
Interest income	1.0	0.1	—	1.1	—	2.7	4.9

Total segment reporting revenues	$922.3	$855.0	$470.6	$213.4	$63.8	$131.0	$2,656.1

Internal revenue and pretax equivalency	$4.9	$5.6	$14.4	$1.9	$56.3	$9.7	$92.8
External revenue	917.4	849.4	456.2	211.5	7.5	121.3	2,563.3
Depreciation and amortization	20.4	81.5	42.0	35.6	3.0	12.9	195.4
Operating profit	302.3	173.4	87.6	21.6	41.5	1.0	627.4
Impairments, litigation and regulatory settlements and investment gains and (losses)	13.4	—	0.1	—	107.0	23.7	144.2

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows (in millions):

	Three Months Ended March 31,
	2006 (Restated)	2005 (Restated)
Revenues:
Total reported segments	$2,729.1	$2,525.1
All other and corporate	147.3	131.0

Subtotal	2,876.4	2,656.1

Equity earnings in affiliates (a)	(68.9)	(57.3)
Interest income	(8.4)	(4.9)
Eliminations (b)	(102.9)	(92.8)

Consolidated	$2,696.2	$2,501.1

Income before income taxes, minority interest, equity earnings in affiliates, and discontinued operations:
Total reported segments	$663.4	$626.4
All other and corporate	(12.0)	1.0

Subtotal	651.4	627.4

Interest expense	(69.2)	(48.1)
Minority interest from segment operations (c)	29.9	27.6
Equity earnings in affiliates	(60.8)	(48.1)
Restructuring, net	0.8	—
Impairments	—	1.0
Litigation and regulatory settlements	(15.0)	(0.1)
Other	(2.2)	—
Investment gains and (losses)	97.2	143.3
Divestitures, net	7.6	6.3
Eliminations (b)	(60.7)	(56.6)

Consolidated	$579.0	$652.7

(a)	Excludes equity losses that were recorded in expense and the amortization related to the excess of the investment balance over the Company’s proportionate share of the investee’s net book value for 2006 and 2005.

(b)	Represents elimination of an adjustment to record Integrated Payment Systems segment investment income and its related operating profit on a pretax equivalent basis and elimination of intersegment revenue.

(c)	Excludes minority interest attributable to items excluded from segment operations as well as minority interest related to interest expense and income taxes.

Segment assets are as follows (in millions):

	March 31, 2006	December 31, 2005
Assets:
Western Union	$3,770.7	$3,628.6
First Data Commercial Services	9,982.8	10,580.1
First Data Financial Institution Services	2,352.6	2,345.0
First Data International	2,470.6	2,481.9
Integrated Payment Systems	13,601.9	14,219.6
All Other and Corporate	901.1	993.3

Consolidated	$33,079.7	$34,248.5

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

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

Three Months Ended March 31, 2005 (Restated)
Reported net income	$479.4
Restricted stock expense included in reported net income, net of tax	0.9
SFAS 123 expense, net of tax	(30.3)

Pro forma net income	$450.0

Reported earnings per share – basic	$0.60
Reported earnings per share – diluted	0.60
Pro forma earnings per share – basic	$0.57
Pro forma earnings per share – diluted	0.56

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

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

FDGS Holdings, LP (“FDGS”) and its subsidiaries, FDGS L.P. (“FDGS L.P.”), First Data Mobile Payments Limited and Taxware International Inc. (“Taxware”), have long-term incentive plans that provide for the granting of partnership interests to employees and other key individuals. In December 2005, vesting of all shares issued under these plans was accelerated. The following options were outstanding at March 31, 2006 under the plans related to FDGS, FDGS L.P., First Data Mobile Payments Limited and Taxware: 0.2 million, 0.8 million, 0.1 million and 1.5 million, respectively. There were no options granted during the three months ended March 31, 2006 and 2005. The weighted-average exercise prices under the plans related to FDGS, FDGS L.P., First Data Mobile Payments Limited and Taxware are $4, $3, $5 and $1, respectively.

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

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

As noted above, the Company’s reporting segments were reorganized in the first quarter 2006. Although the segments have changed, a detailed discussion regarding the businesses that comprise the Company’s segments, the business strategies of the Company and the businesses within the segments, business trends affecting the Company and certain risks inherent in the Company’s business, is listed in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Financial Statement Restatement

On August 22, 2006 management of First Data Corporation (“FDC” or “the Company”) and the Audit Committee of its Board of Directors made the decision to restate the Company’s previously issued Consolidated Financial Statements for the years ended December 31, 2003, 2004 and 2005 as well as the three months ended March 31, 2006 and 2005. The Company arrived at this decision after an extensive review of its accounting for derivatives. The restatement pertains to the initial documentation for certain derivative instruments relating to the Company’s interest rate swaps associated with its official check business, included in the Integrated Payment Systems segment, and foreign currency forward contracts associated with its Western Union business which the Company determined did not meet the requirements to qualify for hedge accounting.

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

FDC’s restated Consolidated Net Income is approximately $55 million and $105 million higher than that previously reported for the three months ended March 31, 2006 and 2005, respectively.

First Quarter 2006 Financial Summary

Significant financial and other measures for the quarter ended March 31, 2006 include:

•	Total revenues increased 8% from first quarter 2005 with Western Union segment revenue growing 14% and Commercial Services segment revenue growing 9%. Diluted earnings per share from continuing operations decreased 8%, partially due to a litigation settlement, incremental interest expense, the adoption of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” (“SFAS 123R”) and less of an increase in the fair market value of certain derivative financial instruments in 2006 compared to 2005.

•	Cash flows from operating activities increased 11% to $620.4 million. During the first quarter 2006, the Company disbursed $32.5 million for current year business and portfolio acquisitions and $143.2 million in capital expenditures.

•	Consumer-to-consumer money transfer transactions increased 31% to 33.3 million. Domestic merchant transactions increased 15% to 5.8 billion. Domestic debit issuer transactions increased 13% to 2.1 billion. International transactions increased 84% to 955 million.

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

Results of Operations

The following discussion for both results of operations and segment results refers to the three months ended March 31, 2006 versus the same period in 2005. As discussed above in “Overview,” results of operations reflect the financial statement restatement and segment realignments. Consolidated results should be read in conjunction with segment results, which provide more detailed discussions concerning certain components of the Consolidated Statements of Income. All significant intercompany accounts and transactions have been eliminated in the Consolidated Statements of Income.

Consolidated Results

	Three Months Ended March 31,				Change
(in millions)	2006 (Restated)	% of Total Revenue	2005 (Restated)	% of Total Revenue	Amount	%
Revenues:
Transaction and processing service fees	$2,185.7	81%	$2,035.1	81%	$150.6	7%
Investment income, net	(11.0)	0%	17.9	1%	(28.9)	(161%)
Product sales and other	181.2	6%	146.0	6%	35.2	24%
Reimbursable debit network fees, postage and other	340.3	13%	302.1	12%	38.2	13%

	$2,696.2	100%	$2,501.1	100%	$195.1	8%

Expenses:
Cost of services	$1,330.4	49%	$1,203.6	48%	$126.8	11%
Cost of products sold	66.6	2%	59.6	2%	7.0	12%
Selling, general and administrative	407.5	15%	390.4	16%	17.1	4%
Reimbursable debit network fees, postage and other	340.3	13%	302.1	12%	38.2	13%
Other operating expenses, net	16.4	1%	(0.9)	0%	17.3	NM

	$2,161.2	80%	$1,954.8	78%	$206.4	11%

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Operating revenues overview

The following provides highlights of revenue growth while a more detailed discussion is included in the “Segment Results” section below:

Transaction and processing service fees

•	Western Union segment– Increased revenue was driven by growth in consumer-to-consumer money transfer transactions for the quarter ended March 31, 2006. Increased money transfers at existing Western Union agent locations and, to a lesser extent, agent location additions drove additional transaction volume growth. The acquisition of Vigo in the fourth quarter 2005 also contributed to consumer-to-consumer revenue growth. Increased consumer-to-business transactions and revenue contributed positively to Western Union segment revenue growth.

•	First Data Commercial Services segment– Revenue increased due to internal growth of existing clients, increased transaction volumes, new alliances and increased debit network fees associated with the merchant acquiring business. TeleCheck negatively impacted this growth rate as did STAR account deconversions.

•	First Data Financial Institution Services segment– Revenue declined in 2006 mostly due to deconversions that occurred in 2005 offset partially by growth from existing clients and new business.

•	First Data International segment– Revenue increased most significantly from acquisitions followed by internal growth of existing clients partially offset by a negative impact from foreign currency rate fluctuations. The 2005 acquisitions included EuroProcessing International (“EPI”), Austrian Payment Systems Services GmbH (subsequently renamed “First Data Austria”), Korea Mobile Payment Services (subsequently renamed “First Data Korea”) and the alliances formed with International Card Services (“ICS”) and Bank of Western Australia Limited (“BWA”).

Investment income, net

•	The decrease in investment income in 2006 compared to 2005 was driven by the Integrated Payment Systems segment’s official check business. Rising interest rates caused commissions paid to official check agents to increase partially offset by increased investment income. The Company anticipates its commission payments effect on investment income will be subject to continued volatility until it is able to restructure its hedging program, which is expected to occur late in the third quarter 2006, as a result of the loss of hedge accounting treatment discussed above in “Overview”. Investment earnings growth at Commercial Services in 2006 also partially offset the decline caused by the official check business.

Product sales and other

•	The increase in product sales and other revenue in the quarter ended March 31, 2006 was driven by domestic terminal sale and leasing revenue, patent royalty fees and 2005 acquisitions. Other items, not individually significant, partially offset these items.

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

Operating expenses overview

Cost of services

•	The majority of the increase in cost of services was attributable to an increase in Western Union agent commissions corresponding to revenue growth. Also contributing to the increase was compensation expenses related to stock options and the employee stock purchase plan (“ESPP”) recognized since the adoption of SFAS 123R on January 1, 2006 partially offset by lower bonus accruals. The Company anticipates recording higher bonus accruals in the second quarter 2006 in comparison to second quarter 2005 which, if recorded, would negatively impact second quarter results on a consolidated and segment basis. The results of the 2005 acquisitions of Vigo, EPI, First Data Austria and First Data Korea also contributed to growth in cost of services. Cost of services as a percentage of revenue increased slightly in 2006 compared to 2005 as a result of the items noted above.

Cost of products sold

•	The increase in 2006 is attributable to increases in costs associated with the sale and leasing of terminals, as well as the inclusion of the 2005 acquisitions of First Data Austria and First Data Korea.

Selling, general and administrative

•	Selling, general and administrative expenses increased mostly due to the results of the 2005 acquisitions, expenses related to stock options and the ESPP, and increases in other employee related expenses. Bonus accruals noted in cost of services had a similar impact on selling, general and administrative expenses. Selling, general and administrative expenses as a percentage of revenue slightly declined as there was a reduction in legal costs and outside services in 2006 as well as the cost savings associated with the 2005 year end restructuring that partially offset the increases noted above.

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

The Company recognized net investment gains of $97.2 million and $143.3 million for the three months ended March 31, 2006 and 2005, respectively. Approximately half of the decrease in 2006 over the same period in 2005 was due to the recognition of a $21.4 million gain in 2005 on the sale of CheckFree Corporation common stock, net of charges to exit the related hedging instruments. In addition, a portion of the decrease in 2006 compared to 2005 resulted from fluctuations in foreign exchange rates that decreased the value of the foreign currency forward contracts mentioned above and realized losses on these forward contracts. An additional decrease in 2006 compared to 2005 resulted from less of an increase in the value of the interest rate swaps held by the Company partially offset by a decrease in interest payments associated with the swaps.

Divestitures, net

During the three months ended March 31, 2006, the Company recognized gains on the sale of corporate aircraft and the assets of BidPay.com. During the three months ended March 31, 2005 the Company recognized a gain on the sale of a small business and reversed $3.8 million of divestiture accruals due to the expiration of certain contingencies.

Income taxes

FDC’s effective tax rate on pretax income from continuing operations, which have been restated from those previously reported due to the financial statement restatement discussed above in “Overview”, was 29.3% and 28.8% for the three months ended March 31, 2006 and 2005, respectively. The calculation of the effective tax rate includes most of the equity earnings in affiliates and minority interest in pretax income. Most of the minority interest and equity earnings relate to entities that are considered pass-through entities for income tax purposes.

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

Diluted earnings per share

Diluted EPS from continuing operations decreased due to the items noted above partially offset by a reduction in the weighted-average shares outstanding resulting most significantly from the Company purchasing shares of common stock under its stock repurchase program during 2005.

Segment Results

For a detailed discussion of the Company’s principles regarding its operating segments, refer to “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005.

Western Union Segment Results

	Three Months Ended March 31,				Change
(in millions)	2006 (Restated)	% of Segment Revenue	2005 (Restated)	% of Segment Revenue	Amount	%
Revenues:
Transaction and processing service fees	$1,026.6	97%	$901.8	98%	$124.8	14%
Other revenues	26.7	3%	20.5	2%	6.2	30%

Total revenue	$1,053.3	100%	$922.3	100%	$131.0	14%

Operating profit	$329.2		$302.3		$26.9	9%
Operating margin	31%		33%		(2) pts
Key indicators:
Consumer-to-consumer money transfer transactions (a)	33.26		25.34		7.92	31%
Consumer-to-business transactions (b)	44.30		39.59		4.71	12%

(a)	Consumer-to-consumer money transfer transactions include consumer-to-consumer money transfer services worldwide.

(b)	Consumer-to-business transactions include Quick Collect, EasyPay, PhonePay, Paymap’s Just-in-Time and Equity Accelerator services, and E Commerce Group’s SpeedPay transactions directly processed by E Commerce Group.

Summary

Western Union segment revenue growth consisted of consumer-to-consumer money transfer revenue growth of 16% and consumer-to-business revenue growth of 5% for the three months ended March 31, 2006 over the same period in 2005 driven by increased transactions.

Transaction and processing service fee and other revenue

The following table illustrates the different components of consumer-to-consumer and consumer-to-business revenues as a percentage of the combined total for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006 (Restated)	2005 (Restated)
Consumer-to-consumer
International (a)	62%	61%
Domestic (b)	15%	17%
Mexico (c)	8%	6%
Consumer-to-business	15%	16%

Total	100%	100%

(a)	Represents transactions between and within foreign countries (excluding Canada), transactions originated in the U.S. destined for foreign countries and foreign country transactions destined for the U.S. Excludes all transactions between or within the U.S. and Canada and U.S. outbound transactions destined for Mexico as reflected in (b) and (c) below.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

(b)	Represents all transactions between and within the U.S. and Canada.

(c)	Represents U.S. outbound transactions destined for Mexico.

Consumer-to-consumer

The table below illustrates performance indicators for the consumer-to-consumer money transfer business for the three months ended March 31, 2006 and 2005. Revenues and transactions for 2006 include the impact of Vigo. A column presenting the beneficial impact of Vigo on the 2006 growth rates is provided to allow for an easier comparison to the 2005 results.

	Three Months Ended March 31,
	2006	2006 Impact of Vigo	2005
Consumer-to-consumer money transfer revenue growth (Restated)	16%	4%	15%
International money transfer revenue growth (Restated)	15%	2%	19%
Mexico money transfer revenue growth	54%	34%	15%
Domestic money transfer revenue growth	5%	—	2%
Consumer-to-consumer money transfer transaction growth	31%	9%	18%
International money transfer transaction growth	35%	7%	23%
Mexico money transfer transaction growth	55%	38%	17%
Domestic money transfer transaction growth	5%	—	3%
Agent locations (end of period)	274,000	19,000	225,000

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

International revenue growth was impacted negatively by exchange rates. For the quarter ended March 31, 2006, the exchange rates between the euro and the U.S. dollar resulted in a year-over-year reduction to revenue of $20.1 million compared to a $10.3 million benefit in 2005, assuming a constant exchange ratio (i.e., as if there was no change in exchange rates from the same period in the previous year) between the euro and the U.S. dollar. On a euro-adjusted basis, first quarter 2006 international revenue grew 19% compared to 16% in the first quarter 2005, with Vigo contributing 2% to the 2006 growth. The negative year-over-year impact from the euro is the largest single factor impacting the change in spread between international transaction growth and revenue growth in the first quarter 2006 compared to the spread in the prior year period. The change in the spread also was impacted by growth in lower revenue per transaction international intra-transactions. Consumer-to-consumer pricing adjustments were relatively consistent as a percentage of revenue compared to 2005. The Company anticipates continued volatility in revenue resulting from changes in exchange rates until it is able to restructure its foreign currency hedging program, which is expected to occur late in the third quarter 2006, as a result of the loss of hedge accounting treatment previously discussed.

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

Integrated Payment Systems Segment Results

	Three months ended March 31,				Change
(in millions)	2006 (Restated)	% of Segment Revenue	2005 (Restated)	% of Segment Revenue	Amount	%
Revenues:
Transaction and processing service fees	$12.2	38%	$10.8	17%	$1.4	13%
Investment income, net (a)	20.0	62%	52.8	83%	(32.8)	(62)%
Other revenue	0.1	—	0.2	—	(0.1)	(50)%

Total revenue	$32.3	100%	$63.8	100%	$(31.5)	(49)%

Operating profit	6.4		41.5		(35.1)	(85)%
Operating margin	20%		65%		(45)pts

(a)	For segment reporting purposes, Integrated Payment Systems presents investment income and its related operating profit on a pretax equivalent basis (i.e., as if investment earnings on settlement assets, which are substantially all nontaxable, were fully taxable at FDC’s marginal tax rate). The revenue and operating profit impact of this presentation is eliminated in consolidation.

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

Investment income, net

The decrease in investment income in the first quarter of 2006 is attributable to rising short-term interest rates, which resulted in higher official check commissions paid to agents partially offset by higher yields on certain investments and an increase in average investment balances. The investment balance is driven largely from sales of official checks by agents. The average investment balance increased 2% in first quarter 2006 compared to first quarter 2005 due to new business and

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

growth in existing business. Results similar to first quarter 2006 are expected for the remainder of the year based on certain anticipated changes in interest rates. In addition, the Company anticipates its commission payments will be subject to continued volatility until it is able to restructure its hedging program, which is expected to occur late in the third quarter 2006, as a result of the loss of hedge accounting treatment previously discussed.

Operating profit

The decrease in operating profit and operating margin is due mainly to the increase in agent commissions discussed above.

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

Excluded from cash and cash equivalents at March 31, 2006 and December 31, 2005 were $80.8 million and $190.4 million, respectively, of assets that would otherwise meet the definition of cash and cash equivalents. Such excluded amounts at March 31, 2006 and December 31, 2005 consist of $54.7 million and $135.8 million, respectively, of regulatory required investments in connection with client covenants associated with the official check business; $2.0 million and $30.4 million, respectively, of required investments in connection with the Company’s First Financial Bank; and $24.1 million and $24.2 million, respectively, of required investments related to other operations. Amounts excluded from cash and cash equivalents are included in “other assets” on the Consolidated Balance Sheets.

Cash held outside of the United States at March 31, 2006 and December 31, 2005 was $438.7 million and $310.2 million, respectively.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Cash Flows from Operating Activities from Continuing Operations

	Three Months Ended March 31,
Source/(use) (in millions)	2006 (Restated)	2005 (Restated)
Net income from continuing operations	$431.1	$479.4
Depreciation and amortization	201.5	195.4
Other non-cash items and charges, net	(136.3)	(200.8)
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable	99.1	40.7
Other assets	46.6	49.4
Accounts payable and other liabilities	(100.1)	(163.5)
Income tax accounts	132.0	158.2
Excess tax benefit from share-based payment arrangement	(53.5)	—

Net cash provided by operating activities from continuing operations	$620.4	$558.8

The increase in depreciation and amortization expense in 2006 is attributable to acquisitions completed during 2005 as well as amortization of initial payments for contracts in the Western Union segment.

Other non-cash items and charges include restructuring, impairments, litigation and regulatory settlements, other, investment gains and losses and divestitures, as well as undistributed earnings in affiliates and gains on the sale of merchant portfolios as the proceeds are recognized in investing activities. The decrease in other non-cash items and charges, net, resulted most significantly from a decline in the value of foreign currency forward contracts and less of an increase in the value of interest rate swaps in 2006 compared to 2005 as well as the 2005 gain on the sale of CheckFree Corporation common stock of $21.4 million.

The change in accounts receivable between years is the result of the timing of collections compared to billings. The change in accounts payable and other liabilities between years results from timing of payments for vendor invoices as well as a significant reduction in the amount paid for incentive compensation. The decrease in income taxes in 2006 compared to 2005 related to less of an increase in the fair market value of certain derivative financial instruments.

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

Cash Flows from Investing Activities from Continuing Operations

	Three Months Ended March 31,
Source/(use) (in millions)	2006 (Restated)	2005 (Restated)
Current year acquisitions, net of cash acquired	$(32.5)	$—
Payments related to other businesses previously acquired	(40.7)	(54.3)
Proceeds from dispositions, net of expenses paid	1.8	—
Additions to property and equipment, net	(45.5)	(64.0)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(97.7)	(42.3)
Proceeds from the sale of marketable securities	13.3	218.2
Other investing activities	(41.7)	(206.4)

Net cash used in investing activities from continuing operations	$(243.0)	$(148.8)

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

Proceeds from the Sale of Marketable Securities

Proceeds from the sale of marketable securities for the three months ended March 31, 2006 include $10.5 million in proceeds from the partial liquidation of the Concord portfolio. The source of cash for the three months ended March 31, 2005 includes $97.9 million in proceeds from the sale of CheckFree common stock, $83.1 million from the liquidation of Concord marketable securities and $37.2 million resulting from the maturity of other investments held by the Company’s First Financial Bank.

Other Investing Activities

The use of cash for other investing activities for the three months ended March 31, 2006 relates to a contingent payment of $29.9 million related to the 2004 disposition of NYCE (all but $1.6 million of which was accrued at December 31, 2005) as well as $155.3 million resulting from a loan to a Western Union agent and the purchase of investments related to the Company’s First Financial Bank, offset by a source of cash of $109.6 million resulting from the reduction in regulatory, restricted and escrow cash balances as discussed above in the Cash and Cash Equivalents discussion and proceeds of $27.1 million resulting from the sale of corporate aircraft. The use of cash for other investing activities for the three months ended March 31, 2005 relates to the change in regulatory, restricted and escrow cash balances, $37.7 million for the purchase of investments related to the Company’s First Financial Bank, payments of $36.1 million related to certain derivative financial instruments, and a use related to other investing activity.

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

Contractual Obligations

There have been no material changes in the Company’s contractual obligation and commercial commitments from those reported at December 31, 2005 in the Company’s Annual Report on Form 10-K/A.

Critical Accounting Policies

The Company’s critical accounting policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2005 Annual Report on Form 10-K/A.

New Accounting Pronouncements

There were no new accounting pronouncements for the three months ended March 31, 2006 that were expected to have a material effect on the operations of the Company.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the 2005 Annual Report on Form 10-K/A related to the Company’s exposure to market risk from interest rates or foreign currency.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

The Company’s disclosure controls and procedures are designed to cause information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported with the time periods specified in SEC rules and forms. The Company has evaluated, under the supervision of its Chief Executive Officer and Chief Financial Officer, the effectiveness of disclosure controls and procedures as of March 31, 2006. Based on this evaluation to ensure that material information regarding the Company is made known to management, including the Chief Executive Officer and Chief Financial Officer, to allow the Company to meet its disclosure obligations, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2006 because of the material weakness in internal control over financial reporting discussed below.

As disclosed initially in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005, management concluded that the ineffective controls over the application of derivative accounting constituted a material weakness. The material weakness pertains to the initial documentation for certain derivative instruments relating to the Company’s interest rate swaps associated with its official check business and foreign currency forward contracts associated with its Western Union business which the Company determined did not meet the requirements to qualify for hedge accounting. This material weakness has resulted in the restatement of the Company’s previously issued Consolidated Financial Statements for the years ended December 31, 2003, 2004 and 2005 and the quarters ended March 31, 2005 and 2006.

Changes in internal control over financial reporting.

The Company will remediate the material weakness in internal control described above by implementing control procedures associated with the initial documentation process of hedge transactions to ensure hedge accounting is appropriately applied with respect to Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”.

There were no changes in the Company’s internal control over financial reporting identified in connection with the above evaluation that occurred during the first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of First Data Corporation as of December 31, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein) and in our report dated February 22, 2006, except for Notes 1 and 8 as to which the date is August 22, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment.

As described in Note 1, the financial statements referred to above have been restated.

/s/ Ernst & Young LLP

Denver, Colorado

May 2, 2006, except for Note 1

as to which the date is August 22, 2006

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. None of these matters, either individually or in the aggregate, currently is material to the Company except those matters reported in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005 (the “Annual Report”). There were no material developments in the litigation matters previously disclosed in the Annual Report except as discussed below.

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

There are no material changes to the risk factors as reported in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005.

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

FIRST DATA CORPORATION
(Registrant)

Date: September 15, 2006	By	/s/ Kimberly S. Patmore
Kimberly S. Patmore
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: September 15, 2006	By	/s/ Jeffrey R. Billat
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