Form 10-Q/A
period 2006-06-30
FIRST DATA CORP
filed 2006-09-15
CIK 883980

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

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in millions, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2006 (Restated)	2005 (Restated)	2006 (Restated)	2005 (Restated)
Revenues:
Transaction and processing service fees:
Money transfer services	$1,097.7	$961.5	$2,124.1	$1,863.3
Merchant services *	668.7	589.5	1,262.1	1,133.1
Check services	93.9	94.5	188.2	190.4
Card services	407.5	398.3	798.4	806.2
Other services	81.3	85.7	162.0	171.6
Investment income, net	(20.1)	9.5	(31.1)	27.4
Product sales and other	172.1	160.6	353.3	306.6
Reimbursable debit network fees, postage and other	360.0	323.5	700.3	625.6

	2,861.1	2,623.1	5,557.3	5,124.2

Expenses:
Cost of services	1,352.8	1,227.8	2,683.2	2,431.4
Cost of products sold	77.4	63.4	144.0	123.0
Selling, general and administrative	464.2	407.9	871.7	798.3
Reimbursable debit network fees, postage and other	360.0	323.5	700.3	625.6
Other operating expenses:
Restructuring, net	0.3	10.2	(0.5)	10.2
Impairments	(2.0)	0.2	(2.0)	(0.8)
Litigation and regulatory settlements	(10.5)	—	4.5	0.1
Other	8.3	11.4	10.5	11.4

	2,250.5	2,044.4	4,411.7	3,999.2

Operating profit	610.6	578.7	1,145.6	1,125.0

Other income (expense):
Interest income	14.0	4.6	22.4	9.5
Interest expense	(72.8)	(55.0)	(142.0)	(103.1)
Investment gains and (losses)	65.3	(176.5)	162.5	(33.2)
Divestitures, net	0.2	0.2	7.8	6.5

	6.7	(226.7)	50.7	(120.3)

Income before income taxes, minority interest, equity earnings in affiliates and discontinued operations	617.3	352.0	1,196.3	1,004.7
Income taxes	190.0	72.7	369.1	266.5
Minority interest	(41.0)	(32.9)	(70.6)	(60.5)
Equity earnings in affiliates	76.3	55.4	137.1	103.5

Income from continuing operations	462.6	301.8	893.7	781.2
Loss from discontinued operations, net of taxes of $0, $0, $(0.6) and $0, respectively	—	—	(1.0)	—

Net income	$462.6	$301.8	$892.7	$781.2

Earnings per share from continuing operations:
Basic	$0.61	$0.39	$1.17	$1.00
Diluted	$0.60	$0.39	$1.15	$0.98
Earnings per share:
Basic	$0.61	$0.39	$1.17	$1.00
Diluted	$0.60	$0.39	$1.15	$0.98
Weighted-average shares outstanding:
Basic	764.4	774.1	765.0	783.9
Diluted	777.4	782.8	778.9	793.3

*	Includes processing fees, administrative service fees and other fees charged to merchant alliances accounted for under the equity method of $56.5 million and $110.4 million for the three and six months ended June 30, 2006 and $63.0 million and $123.0 million for the comparable periods in 2005.

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions)

	June 30, 2006 (Restated)	December 31, 2005 (Restated)
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,705.1	$1,180.9
Settlement assets	16,882.3	16,996.4
Accounts receivable, net of allowance for doubtful accounts of $47.4 (2006) and $48.4 (2005)	2,129.2	1,936.5
Property and equipment, net of accumulated depreciation of $1,876.4 (2006) and $1,801.9 (2005)	813.5	859.7
Goodwill	8,886.7	8,785.9
Other intangibles, net of accumulated amortization of $2,081.7 (2006) and $1,869.0 (2005)	2,794.4	2,853.1
Investment in affiliates	895.1	816.1
Other assets	926.4	819.9
Assets held for sale	62.4	—

Total Assets	$35,095.1	$34,248.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Settlement obligations	$17,182.5	$17,070.5
Accounts payable and other liabilities	3,312.5	3,364.6
Borrowings	5,406.5	5,356.4

Total Liabilities	25,901.5	25,791.5

Commitments and contingencies (see Note 9)
Stockholders’ Equity:
Common stock, $0.01 par value; authorized 2,000.0 shares, issued 1,067.7 (2006 and 2005)	10.7	10.7
Additional paid-in capital	9,658.9	9,551.3

Paid-in capital	9,669.6	9,562.0
Retained earnings	9,923.8	9,311.9
Accumulated other comprehensive loss	(154.5)	(166.3)
Less treasury stock at cost, 302.5 shares (2006) and 304.9 shares (2005)	(10,245.3)	(10,250.6)

Total Stockholders’ Equity	9,193.6	8,457.0

Total Liabilities and Stockholders’ Equity	$35,095.1	$34,248.5

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Six months ended June 30,
	2006 (Restated)	2005 (Restated)
Cash and cash equivalents at beginning of period attributable to continuing operations	$1,180.9	$895.4
Cash and cash equivalents at beginning of period attributable to discontinued operations	—	—

CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations	893.7	781.2
Net loss from discontinued operations	(1.0)	—
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	400.7	390.3
Non-cash portion of charges (gains) related to restructuring, impairments, litigation and regulatory settlements, investment (gains) and losses, divestitures and other, net	(157.8)	47.6
Other non-cash items, net	(41.9)	(42.5)
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable	13.1	15.8
Other assets	32.3	48.5
Accounts payable and other liabilities	(152.8)	(171.5)
Income tax accounts	275.4	(82.1)
Excess tax benefit from share-based payment arrangement	(57.0)	—

Net cash provided by operating activities from continuing operations	1,205.7	987.3
Net cash provided by operating activities from discontinued operations	—	—

Net cash provided by operating activities	1,205.7	987.3

CASH FLOWS FROM INVESTING ACTIVITIES
Current year acquisitions, net of cash acquired	(190.9)	(37.4)
Payments related to other businesses previously acquired	(43.8)	(59.7)
Additions to property and equipment, net	(90.1)	(114.0)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(135.4)	(80.3)
Proceeds from the sale of marketable securities	20.8	218.4
Other investing activities	11.3	(359.1)

Net cash used in investing activities from continuing operations	(428.1)	(432.1)
Net cash used in investing activities from discontinued operations	—	—

Net cash used in investing activities	(428.1)	(432.1)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	35.9	(151.8)
Proceeds from issuance of long-term debt	—	995.6
Principal payments on long-term debt	(21.8)	(18.7)
Proceeds from issuance of common stock	582.3	117.6
Excess tax benefit from share-based payment arrangement	57.0	—
Purchase of treasury shares	(814.9)	(1,519.3)
Cash dividends	(91.9)	(62.8)

Net cash used in financing activities from continuing operations	(253.4)	(639.4)
Net cash used in financing activities from discontinued operations	—	—

Net cash used in financing activities	(253.4)	(639.4)

Change in cash and cash equivalents – continuing operations	524.2	(84.2)
Change in cash and cash equivalents – discontinued operations	—	—

Cash and cash equivalents at end of period attributable to continuing operations	$1,705.1	$811.2

Cash and cash equivalents at end of period attributable to discontinued operations	$—	$—

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

Financial Statement Restatement

On August 22, 2006, management of the Company and the Audit Committee of its Board of Directors made the decision to restate the Company’s previously issued Consolidated Financial Statements for the years ended December 31, 2003, 2004 and 2005 and as well as the three and six months ended June 30, 2006 and 2005. The Company arrived at this decision after an extensive review of its accounting for derivatives. The restatement pertains to the initial documentation for certain derivative instruments relating to the Company’s interest rate swaps associated with its official check business, included in the Integrated Payment Systems segment, and foreign currency forward contracts associated with its Western Union business which the Company determined did not meet the requirements to qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).

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

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

The following table presents the impact of the restatement on the noted line items of the Consolidated Statements of Income for the periods presented:

Increase (Decrease) from Amounts Previously Reported

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
(in millions except per share amounts)
Income before income taxes, minority interest, equity earnings in affiliates and discontinued operations	$47.6	($148.0)	$139.2	$7.3
Income taxes	21.4	(57.9)	56.6	(7.5)
Income from continuing operations	26.2	(90.1)	82.6	14.8
Net income	26.2	(90.1)	82.6	14.8
Earnings per share from continuing operations:
Basic	$0.04	($0.12)	$0.11	$0.02
Diluted	0.04	(0.11)	0.11	0.01
Earnings per share:
Basic	$0.04	($0.12)	$0.11	$0.02
Diluted	0.04	(0.11)	0.11	0.01

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following tables present the impact of the restatement on the affected line items of the Company’s Consolidated Statements of Income, Consolidated Balance Sheets and Consolidated Statements of Cash Flows for the periods presented:

CONSOLIDATED STATEMENTS OF INCOME

	Three months ended June 30,				Six months ended June 30,
	2006		2005		2006		2005
(in millions, except per share amounts)	As Previously Reported	Restated	As Previously Reported	Restated	As Previously Reported	Restated	As Previously Reported	Restated
Transaction and processing service fees:
Money transfer services	$1,098.0	$1,097.7	$957.9	$961.5	$2,132.0	$2,124.1	$1,855.6	$1,863.3
Investment income, net	(16.2)	(20.1)	(14.8)	9.5	(29.2)	(31.1)	(27.6)	27.4
Total revenues	2,865.3	2,861.1	2,595.2	2,623.1	5,567.1	5,557.3	5,061.5	5,124.2
Operating profit	614.8	610.6	550.8	578.7	1,155.4	1,145.6	1,062.3	1,125.0
Investment gains and (losses)	13.5	65.3	(0.6)	(176.5)	13.5	162.5	22.2	(33.2)
Income before income taxes, minority interest, equity earnings in affiliates and discontinued operations	569.7	617.3	500.0	352.0	1,057.1	1,196.3	997.4	1,004.7
Income taxes	168.6	190.0	130.6	72.7	312.5	369.1	274.0	266.5
Income from continuing operations	436.4	462.6	391.9	301.8	811.1	893.7	766.4	781.2
Net income	436.4	462.6	391.9	301.8	810.1	892.7	766.4	781.2
Earnings per share from continuing operations:
Basic	$0.57	$0.61	$0.51	$0.39	$1.06	$1.17	$0.98	$1.00
Diluted	0.56	0.60	0.50	0.39	1.04	1.15	0.97	0.98
Earnings per share:
Basic	$0.57	$0.61	$0.51	$0.39	$1.06	$1.17	$0.98	$1.00
Diluted	0.56	0.60	0.50	0.39	1.04	1.15	0.97	0.98

CONSOLIDATED BALANCE SHEETS

	June 30, 2006		December 31, 2005
(in millions)	As Previously Reported	Restated	As Previously Reported	Restated
Stockholders’ Equity:
Retained earnings	$9,884.6	$9,923.8	$9,355.3	$9,311.9
Accumulated other comprehensive loss	(115.3)	(154.5)	(209.7)	(166.3)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, (in millions)	2006		2005
	As Previously Reported	Restated	As Previously Reported	Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations	$811.1	893.7	$766.4	781.2
Non-cash portion of charges (gains) related to restructuring, impairments, litigation and regulatory settlements, investment (gains) and losses, divestitures and other, net	(8.8)	(157.8)	(7.8)	47.6
Other non-cash items, net	(43.0)	(41.9)	(44.5)	(42.5)
Accounts payable and other liabilities	(163.6)	(152.8)	(176.9)	(171.5)
Income tax accounts	218.8	275.4	(74.6)	(82.1)
Net cash provided by operating activities from continuing operations	1,203.6	1,205.7	917.2	987.3
Net cash provided by operating activities	1,203.6	1,205.7	917.2	987.3
CASH FLOWS FROM INVESTING ACTIVITIES
Other investing activities	13.4	11.3	(289.0)	(359.1)
Net cash used in investing activities from continuing operations	(426.0)	(428.1)	(362.0)	(432.1)
Net cash used in investing activities	(426.0)	(428.1)	(362.0)	(432.1)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

The Company recognized net investment gains of $65.3 million and $162.5 million for the three and six months ended June 30, 2006, respectively. The majority of the gains in both periods in 2006 were due to higher interest rates which increased the value of the interest rate swaps held by the Company. Partially offsetting the gains in both periods in 2006 were losses resulting from fluctuations in foreign exchange rates that decreased the value of the foreign currency forward contracts mentioned above. Also during the six months ended June 30, 2006, the Company recognized $10.5 million on the redemption of MasterCard stock as well as gains on the sale of other strategic investments.

The Company recognized net investment losses of $176.5 million and $33.2 million for the three and six months ended June 30, 2005, respectively. The majority of the losses in both periods in 2005 were due to a decrease in the value of the interest rate swaps held by the Company as well as interest payments associated with the interest rate swaps. Partially offsetting the losses in both periods in 2005 were gains that resulted from fluctuations in foreign exchange rates that increased the value of the foreign currency forward contracts mentioned above. Also during the six months ended June 30, 2005, the Company recognized a gain of $21.4 million on the sale of CheckFree Corporation common stock, net of charges to exit the related hedging instruments, as well as gains on the sales of other strategic investments.

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

Net operating revenues and operating expenses for 2005 have been adjusted to reflect the impact of conforming accounting policies resulting from the integration of the Chase Merchant Services and Paymentech alliances in the fourth quarter of 2005. Net operating revenues, operating expenses, operating income and net income, as well as total assets and total liabilities in the above tables for 2005 have been adjusted to reflect eliminations among certain of the merchant alliances. The adjustments for eliminations had no effect on FDC’s share of net income or equity earnings.

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

Note 7: Comprehensive Income

The components of comprehensive income are as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2006 (Restated)	2005 (Restated)	2006 (Restated)	2005 (Restated)
Net income	$462.6	$301.8	$892.7	$781.2
Foreign currency translation adjustment	40.7	(23.2)	54.1	(56.8)
Unrealized gain (loss) on hedging activities	0.2	1.0	1.0	10.7
Unrealized gain (loss) on securities (a)	(24.1)	78.6	(43.3)	(59.7)

Total comprehensive income	$479.4	$358.2	$904.5	$675.4

(a)	The reclassification adjustment for realized gains and losses impacted the “investment gains and losses” component of other income (expense) and net income. The net income impact of these adjustments for the three and six months ended June 30, 2006 was a net gain of $1.6 million and $1.8 million, respectively, compared to net loss of $0.4 million and a net gain of $13.8 million for the comparable periods in 2005.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

The following table presents the Company’s operating segment results for the three and six months ended June 30, 2006 and 2005:

Three months ended June 30, 2006 (in millions)	Western Union (Restated)	First Data Commercial Services	First Data Financial Institution Services	First Data International	Integrated Payment Systems (Restated)	All Other and Corporate	Totals (Restated)
Revenues:
Transaction and processing service fees	$1,098.0	$639.9	$296.8	$233.2	$14.2	$103.4	$2,385.5
Investment income, net	15.3	12.6	—	2.6	11.7	—	42.2
Product sales and other	1.2	100.6	5.9	44.9	0.1	21.6	174.3
Reimbursable debit network fees, postage and other	2.4	205.1	148.9	6.9	—	0.3	363.6
Equity earnings in affiliates (a)	5.0	72.1	—	7.8	—	—	84.9
Interest income	6.7	—	—	3.6	—	3.7	14.0

Total segment reporting revenues	$1,128.6	$1,030.3	$451.6	$299.0	$26.0	$129.0	$3,064.5

Internal revenue and pretax equivalency	$1.1	$7.8	$14.4	$0.9	$66.1	$14.2	$104.5
External revenue	1,127.5	1,022.5	437.2	298.1	(40.1)	114.8	2,960.0
Depreciation and amortization	26.4	76.5	37.6	42.9	2.5	13.3	199.2
Operating profit (loss)	351.6	276.7	94.5	33.6	(1.0)	(34.4)	721.0
Restructuring, impairments, litigation and regulatory settlements, other and investment gains and (losses)	(18.5)	12.0	1.5	6.2	75.7	(7.7)	69.2

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Three months ended June 30, 2005 (in millions)	Western Union (Restated)	First Data Commercial Services	First Data Financial Institution Services	First Data International	Integrated Payment Systems (Restated)	All Other and Corporate	Totals (Restated)
Revenues:
Transaction and processing service fees	$961.5	$609.7	$306.1	$166.6	$11.1	$104.5	$2,159.5
Investment income, net	14.2	7.3	—	2.4	47.8	—	71.7
Product sales and other	0.8	86.0	25.2	31.9	0.1	17.8	161.8
Reimbursable debit network fees, postage and other	2.3	171.6	150.8	3.5	0.2	0.1	328.5
Equity earnings in affiliates (a)	2.4	54.9	—	7.3	—	—	64.6
Interest income	2.0	0.2	—	1.1	—	1.3	4.6

Total segment reporting revenues	$983.2	$929.7	$482.1	$212.8	$59.2	$123.7	$2,790.7

Internal revenue and pretax equivalency	$5.0	$5.5	$14.0	$2.6	$61.8	$9.5	$98.4
External revenue	978.2	924.2	468.1	210.2	(2.6)	114.2	2,692.3
Depreciation and amortization	19.6	80.0	42.9	36.4	2.9	13.1	194.9
Operating profit (loss)	327.9	217.3	106.1	23.5	34.8	(19.7)	689.9
Restructuring, impairments, litigation and regulatory settlements, other and investment gains and (losses)	23.0	0.1	(20.9)	(0.8)	(199.2)	(0.5)	(198.3)

Six months ended June 30, 2006 (in millions)	Western Union (Restated)	First Data Commercial Services	First Data Financial Institution Services	First Data International	Integrated Payment Systems (Restated)	All Other and Corporate	Totals (Restated)
Revenues:
Transaction and processing service fees	$2,124.6	$1,222.5	$585.5	$440.2	$26.4	$207.6	$4,606.8
Investment income, net	30.0	24.3	—	5.8	31.7	—	91.8
Product sales and other	2.2	195.9	9.6	87.7	0.1	61.8	357.3
Reimbursable debit network fees, postage and other	4.7	390.0	301.7	11.0	0.1	1.3	708.8
Equity earnings in affiliates (a)	8.4	131.8	—	13.6	—	—	153.8
Interest income	12.0	0.2	—	4.6	—	5.6	22.4

Total segment reporting revenues	$2,181.9	$1,964.7	$896.8	$562.9	$58.3	$276.3	$5,940.9

Internal revenue and pretax equivalency	$2.2	$15.3	$29.6	$2.3	$129.4	$28.6	$207.4
External revenue	2,179.7	1,949.4	867.2	560.6	(71.1)	247.7	5,733.5
Depreciation and amortization	52.3	154.6	76.2	85.0	5.4	27.2	400.7
Operating profit (loss)	680.8	491.1	178.8	62.7	5.4	(46.4)	1,372.4
Restructuring, impairments, litigation and regulatory settlements, other and investment gains and (losses)	(24.1)	(2.9)	1.7	7.2	178.5	(10.4)	150.0

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Six months ended June 30, 2005 (in millions)	Western Union (Restated)	First Data Commercial Services	First Data Financial Institution Services	First Data International	Integrated Payment Systems (Restated)	All Other and Corporate	Totals (Restated)
Revenues:
Transaction and processing service fees	$1,863.3	$1,184.3	$613.8	$331.8	$21.9	$208.6	$4,223.7
Investment income, net	28.1	12.9	—	4.6	100.6	—	146.2
Product sales and other	1.7	163.5	34.7	67.6	0.1	41.9	309.5
Reimbursable debit network fees, postage and other	4.5	319.7	304.2	7.0	0.4	0.2	636.0
Equity earnings in affiliates (a)	4.9	104.0	—	13.0	—	—	121.9
Interest income	3.0	0.3	—	2.2	—	4.0	9.5

Total segment reporting revenues	$1,905.5	$1,784.7	$952.7	$426.2	$123.0	$254.7	$5,446.8

Internal revenue and pretax equivalency	$9.9	$11.1	$28.4	$4.5	$118.1	$19.2	$191.2
External revenue	1,895.6	1,773.6	924.3	421.7	4.9	235.5	5,255.6
Depreciation and amortization	40.0	161.5	84.9	72.0	5.9	26.0	390.3
Operating profit (loss)	630.2	390.7	193.7	45.1	76.3	(18.7)	1,317.3
Restructuring, impairments, litigation and regulatory settlements, other and investment gains and (losses)	36.4	0.1	(20.8)	(0.8)	(92.2)	23.2	(54.1)

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2006 (Restated)	2005 (Restated)	2006 (Restated)	2005 (Restated)
Revenues:
Total reported segments	$2,935.5	$2,667.0	$5,664.6	$5,192.1
All other and corporate	129.0	123.7	276.3	254.7

Subtotal	$3,064.5	$2,790.7	$5,940.9	$5,446.8

Equity earnings in affiliates (a)	(84.9)	(64.6)	(153.8)	(121.9)
Interest income	(14.0)	(4.6)	(22.4)	(9.5)
Eliminations (b)	(104.5)	(98.4)	(207.4)	(191.2)

Consolidated	$2,861.1	$2,623.1	$5,557.3	$5,124.2

Income before income taxes, minority interest, equity earnings in affiliates, and discontinued operations:
Total reported segments	$755.4	$709.6	$1,418.8	$1,336.0
All other and corporate	(34.4)	(19.7)	(46.4)	(18.7)

Subtotal	721.0	689.9	1,372.4	1,317.3

Interest expense	(72.8)	(55.0)	(142.0)	(103.1)
Minority interest from segment operations (c)	38.2	32.9	68.1	60.5
Equity earnings in affiliates	(76.3)	(55.4)	(137.1)	(103.5)
Restructuring, net	(0.3)	(10.2)	0.5	(10.2)
Impairments	2.0	(0.2)	2.0	0.8
Litigation and regulatory settlements	10.5	—	(4.5)	(0.1)
Other	(8.3)	(11.4)	(10.5)	(11.4)
Investment gains and (losses)	65.3	(176.5)	162.5	(33.2)
Divestitures, net	0.2	0.2	7.8	6.5
Eliminations (b)	(62.2)	(62.3)	(122.9)	(118.9)

Consolidated	$617.3	$352.0	$1,196.3	$1,004.7

(a)	Excludes equity losses that were recorded in expense and the amortization related to the excess of the investment balance over the Company’s proportionate share of the investee’s net book value for 2006 and 2005.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(b)	Represents elimination of an adjustment to record Integrated Payment Systems segment investment income and its related operating profit on a pretax equivalent basis and elimination of intersegment revenue.

(c)	Excludes minority interest attributable to items excluded from segment operations as well as minority interest related to interest expense and income taxes.

Segment assets are as follows (in millions):

	June 30, 2006	December 31, 2005
Assets:
Western Union	$4,072.2	$3,628.6
First Data Commercial Services	10,657.2	10,580.1
First Data Financial Institution Services	2,314.2	2,345.0
First Data International	2,947.7	2,481.9
Integrated Payment Systems	14,028.7	14,219.6
All Other and Corporate	1,075.1	993.3

Consolidated	$35,095.1	$34,248.5

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

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

As permitted by SFAS 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), during 2005 the Company followed APB Opinion No. 25 under which share-based payments to employees are accounted for using the intrinsic value method and, as such, generally recognized no compensation cost for employee stock options and the ESPP. The Company’s pro forma information for the second quarter and first six months of 2005 under SFAS 123, which reflects compensation expense equal to the fair value of the options, restricted stock awards and ESPP rights recognized over their vesting period, is as follows (in millions, except per share amounts):

	Three months ended June 30, 2005 (Restated)	Six months ended June 30, 2005 (Restated)
Reported net income	$301.8	$781.2
Restricted stock expense included in reported net income, net of tax	1.3	2.2
SFAS 123 expense, net of tax	(29.1)	(59.4)

Pro forma net income	$274.0	$724.0

Reported earnings per share – basic	$0.39	$1.00
Reported earnings per share – diluted	0.39	0.98
Pro forma earnings per share – basic	$0.35	$0.92
Pro forma earnings per share – diluted	0.35	0.91

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

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Financial Statement Restatement

On August 22, 2006 management of First Data Corporation (“FDC” or “the Company”) and the Audit Committee of its Board of Directors made the decision to restate the Company’s previously issued Consolidated Financial Statements for the years ended December 31, 2003, 2004 and 2005 as well as the three and six months ended June 30, 2006 and 2005. The Company arrived at this decision after an extensive review of its accounting for derivatives. The restatement pertains to the initial documentation for certain derivative instruments relating to the Company’s interest rate swaps associated with its official check business, included in the Integrated Payment Systems segment, and foreign currency forward contracts associated with its Western Union business which the Company determined did not meet the requirements to qualify for hedge accounting.

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

FDC’s restated Consolidated Net Income is approximately $25 million and $80 million higher than that previously reported for the three and six months ended June 30, 2006, respectively, and is approximately $90 million lower and $15 million higher than that previously reported for the three and six months ended June 30, 2005, respectively.

2006 Financial Summary

Significant financial and other measures for the three and six months ended June 30, 2006 include:

•	Total revenues increased 9% and 8% from the same periods in 2005 for the three and six months ended June 30, 2006 with Western Union segment revenue growing 15% for both periods and Commercial Services segment revenue growing 11% and 10% for the same periods, respectively.

•	Cash flows from operating activities increased 22% to $1,205.7 million for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. During the first six months in 2006, the Company disbursed $190.9 million for current year business and portfolio acquisitions and $225.5 million in capital expenditures.

•	For the three and six-month periods compared to the same periods in 2005 consumer-to-consumer money transfer transactions increased 27% to 36.6 million and 29% to 69.9 million; domestic merchant transactions increased 13% to 6.4 billion and 13% to 12.2 billion; domestic debit issuer transactions increased 18% to 2.4 billion and 15% to 4.4 billion; and international transactions increased 87% to 1.1 billion and 86% to 2.0 billion, respectively.

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

Consolidated Results

	Three months ended June 30,				Change
(in millions)	2006 (Restated)	% of Total Revenue	2005 (Restated)	% of Total Revenue	Amount	%
Revenues:
Transaction and processing service fees	$2,349.1	82%	$2,129.5	82%	$219.6	10%
Investment income, net	(20.1)	(1)%	9.5	0%	(29.6)	(312)%
Product sales and other	172.1	6%	160.6	6%	11.5	7%
Reimbursable debit network fees, postage and other	360.0	13%	323.5	12%	36.5	11%

	$2,861.1	100%	$2,623.1	100%	$238.0	9%

Expenses:
Cost of services	$1,352.8	47%	$1,227.8	47%	$125.0	10%
Cost of products sold	77.4	3%	63.4	2%	14.0	22%
Selling, general and administrative	464.2	16%	407.9	16%	56.3	14%
Reimbursable debit network fees, postage and other	360.0	13%	323.5	12%	36.5	11%
Other operating expenses, net	(3.9)	0%	21.8	1%	(25.7)	NM

	$2,250.5	79%	$2,044.4	78%	$206.1	10%

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

	Six months ended June 30,				Change
(in millions)	2006 (Restated)	% of Total Revenue	2005 (Restated)	% of Total Revenue	Amount	%
Revenues:
Transaction and processing service fees	$4,534.8	82%	$4,164.6	81%	$370.2	9%
Investment income, net	(31.1)	(1)%	27.4	1%	(58.5)	(214)%
Product sales and other	353.3	6%	306.6	6%	46.7	15%
Reimbursable debit network fees, postage and other	700.3	13%	625.6	12%	74.7	12%

	$5,557.3	100%	$5,124.2	100%	$433.1	8%

Expenses:
Cost of services	$2,683.2	48%	$2,431.4	47%	$251.8	10%
Cost of products sold	144.0	2%	123.0	3%	21.0	17%
Selling, general and administrative	871.7	16%	798.3	16%	73.4	9%
Reimbursable debit network fees, postage and other	700.3	13%	625.6	12%	74.7	12%
Other operating expenses, net	12.5	0%	20.9	0%	(8.4)	NM

	$4,411.7	79%	$3,999.2	78%	$412.5	10%

NM – Not Meaningful

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

Investment income, net

•

The decrease in investment income during the three and six-month periods in both 2006 and 2005 was driven by the Integrated Payment Systems segment’s official check business. Rising interest rates caused commissions paid

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

to official check agents to increase. The Company anticipates its commission payments effect on investment income will be subject to continued volatility until it is able to restructure its hedging program, which is expected to occur late in the third quarter 2006, as a result of the loss of hedge accounting treatment discussed above in “Overview”. Investment earnings growth at Commercial Services during the three and six months ended June 30, 2006 resulting from increased interest rates partially offset the decline caused by the official check business.

Product sales and other

•	The increase in product sales and other revenue for the three and six months ended June 30, 2006 was driven by domestic terminal sale and leasing revenue and 2005 acquisitions partially offset by a decrease resulting from contract termination fees received in 2005 in the Financial Institutions Services segment. Also contributing to the increase in revenue for the six-month period is an increase in patent royalty fees. Other items, not individually significant, partially offset these items.

Reimbursable debit network fees, postage and other

•	The increases in reimbursable debit network fees, postage and other revenue and the corresponding expense for the three and six-month periods were due most significantly to increases in debit network fees resulting from higher transaction volumes and rate increases imposed by the debit networks. Postage revenue remained relatively flat for the year in comparison to the same periods in 2005 as lost business was offset by new business and the postage rate increase in January 2006.

Operating expenses overview

Cost of services

•	The majority of the increase in cost of services for the three and six months was attributable to an increase in Western Union agent commissions corresponding to revenue growth. Also contributing to the increase for both periods was compensation expense related to stock options and the employee stock purchase plan (“ESPP”) recognized since the adoption of SFAS 123R on January 1, 2006. Additionally, the Company recorded higher incentive compensation accruals in the second quarter 2006 in comparison to second quarter 2005 which negatively impacted second quarter results on a consolidated and segment basis. The results of the 2005 acquisitions also contributed to growth in cost of services for both periods. Cost of services as a percentage of revenue remained relatively consistent for the three-month period and increased slightly for the six-month period as a result of the items noted above.

Cost of products sold

•	The increase during the three and six-month periods was attributable to increases in costs associated with the sale and leasing of terminals, as well as the inclusion of the 2005 acquisitions of First Data Austria and First Data International Korea.

Selling, general and administrative

•	Selling, general and administrative expenses increased for the three and six months ended June 30, 2006 compared to the same periods in 2005 due to the results of 2005 acquisitions, expenses related to stock options and the ESPP, and increases in other employee-related expenses. The Company recorded higher incentive compensation accruals in the second quarter 2006 in comparison to second quarter 2005 which negatively impacted second quarter results on a consolidated and segment basis. Selling, general and administrative expenses as a percentage of revenue remained relatively consistent for the three and six months compared to the same periods in the prior year.

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

The Company recognized net investment gains of $65.3 million and $162.5 million for the three and six months ended June 30, 2006 compared to net investment losses of $176.5 million and $33.2 million for the comparable periods in 2005, respectively. The majority of the increase in both periods in 2006 over the same periods in 2005 was due to higher interest rates which increased the value of the swaps held by the Company as well as the decrease in interest payments associated with the swaps. Partially offsetting this increase was a decrease resulting from fluctuations in foreign exchange rates that decreased the value of the foreign currency forward contracts mentioned above. Also during the second quarter of 2006, the Company recognized a gain of $10.5 million on the redemption of MasterCard stock as well as gains on other strategic investments. During the first six months of 2005, the Company also recognized a gain of $21.4 million on the sale of CheckFree

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Corporation common stock, net of charges to exit the related hedging instruments, as well as gains on the sales of other strategic investments.

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

Income taxes

FDC’s effective tax rate on pretax income from continuing operations, which have been restated from those previously reported due to the financial statement restatement discussed above in “Overview”, was 29.1% and 29.2% for the three and six months ended June 30, 2006 and 19.5% and 25.4% for the same periods in 2005, respectively. The effective tax rates for both the three and six-month periods increased compared to the prior year due most significantly to increased income taxed at the statutory rate. The calculation of the effective tax rate includes most of the equity earnings in affiliates and minority interest in pretax income. Most of the minority interest and equity earnings relate to entities that are considered pass-through entities for income tax purposes.

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

Western Union Segment Results

	Three months ended June 30,				Change
(in millions)	2006 (Restated)	% of Segment Revenue	2005 (Restated)	% of Segment Revenue	Amount		%
Revenues:
Transaction and processing service fees	$1,098.0	97%	$961.5	98%	$136.5		14%
Other revenues	30.6	3%	21.7	2%	8.9		41%

Total revenue	$1,128.6	100%	$983.2	100%	$145.4		15%

Operating profit	$351.6		$327.9		$23.7		7%
Operating margin	31%		33%		(2	) pts
Key indicators:
Consumer-to-consumer money transfer transactions (a)	36.63		28.75		7.88		27%
Consumer-to-business transactions (b)	43.25		39.01		4.24		11%

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

	Six months ended June 30,				Change
(in millions)	2006 (Restated)	% of Segment Revenue	2005 (Restated)	% of Segment Revenue	Amount		%
Revenues:
Transaction and processing service fees	$2,124.6	97%	$1,863.3	98%	$261.3		14%
Other revenues	57.3	3%	42.2	2%	15.1		36%

Total revenue	$2,181.9	100%	$1,905.5	100%	$276.4		15%

Operating profit	$680.8		$630.2		$50.6		8%
Operating margin	31%		33%		(2	) pts
Key indicators:
Consumer-to-consumer money transfer transactions (a)	69.89		54.09		15.80		29%
Consumer-to-business transactions (b)	87.55		78.60		8.95		11%

(a)	Consumer-to-consumer money transfer transactions include consumer-to-consumer money transfer services worldwide.

(b)	Consumer-to-business transactions include Quick Collect, EasyPay, PhonePay, Paymap’s Just-in-Time and Equity Accelerator services, and E Commerce Group’s SpeedPay transactions directly processed by E Commerce Group.

Summary

Western Union segment revenue growth consisted of consumer-to-consumer money transfer revenue growth of 17% for both the three and six months ended June 30, 2006, respectively, over the same periods in 2005, and consumer-to-business revenue growth of 4% and 5% for the three and six months ended June 30, 2006, respectively, over the same periods in 2005. Revenue growth in both the consumer-to-consumer and consumer-to-business operations resulted from increased transactions.

Transaction and processing service fee and other revenue

The following table illustrates the different components of consumer-to-consumer and consumer-to-business revenues as a percentage of the combined total for the three and six months ended June 30, 2006 and 2005:

	Three months ended June 30,		Six months ended June 30,
	2006 (Restated)	2005 (Restated)	2006 (Restated)	2005 (Restated)
Consumer-to-consumer
International (a)	64%	62%	63%	62%
Domestic (b)	14%	17%	15%	17%
Mexico (c)	9%	7%	8%	6%
Consumer-to-business	13%	14%	14%	15%

Total	100%	100%	100%	100%

(a)	Represents transactions between and within foreign countries (excluding Canada), transactions originated in the U.S. and paid in foreign countries and foreign country transactions paid in the U.S. Excludes all transactions between or within the U.S. and Canada and U.S. outbound transactions destined for Mexico as reflected in (b) and (c) below.

(b)	Represents all transactions between and within the U.S. and Canada.

(c)	Represents U.S. outbound transactions paid in Mexico.

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

	Three months ended June 30,
	2006	2006 Impact of Vigo	2005
Consumer-to-consumer money transfer revenue growth (Restated)	17%	5%	16%
International money transfer revenue growth (Restated)	19%	3%	20%
Mexico money transfer revenue growth	39%	32%	20%
Domestic money transfer revenue growth	0%	0%	2%
Consumer-to-consumer money transfer transaction growth	27%	9%	20%
International money transfer transaction growth	32%	8%	26%
Mexico money transfer transaction growth	43%	37%	19%
Domestic money transfer transaction growth	2%	1%	4%

	Six months ended June 30,
	2006	2006 Impact of Vigo	2005
Consumer-to-consumer money transfer revenue growth (Restated)	17%	5%	15%
International money transfer revenue growth (Restated)	17%	2%	19%
Mexico money transfer revenue growth	46%	33%	18%
Domestic money transfer revenue growth	3%	1%	2%
Consumer-to-consumer money transfer transaction growth	29%	9%	19%
International money transfer transaction growth	33%	7%	25%
Mexico money transfer transaction growth	49%	38%	18%
Domestic money transfer transaction growth	3%	0%	3%

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

International revenue growth in the three and six months ended June 30, 2006 compared to the same periods in 2005 resulted from money transfer transaction growth and the acquisition of Vigo. International money transfer transaction growth in the three and six-month periods in 2006 compared to the prior year periods was driven most significantly by growth in the U.S. and European outbound businesses. Growth in intra-country transactions of 70% and 94% for the three and six months ended June 30, 2006, mostly driven by the Philippines and Chile, also contributed to international transaction growth. The key inbound markets of India, with transaction growth rates doubling for both the three and six-month periods in 2006 compared to 2005, and China, with transaction growth rates for those same periods of 41% and 40%, respectively, continued to grow. International money transfer transaction growth declined in second quarter 2006 compared to first quarter 2006 largely due to passing the anniversary of significant increases in growth rates in the Philippines intra-country business. Intra-country transactions deliver a lower average revenue per transaction.

For the three and six months ended June 30, 2006, the exchange rates between the euro and the U.S. dollar resulted in a reduction in revenue of $0.4 million and $20.5 million for the three and six-month periods compared to benefits to revenue of $10.0 million and $20.3 million for the same periods in 2005, respectively, assuming a constant exchange ratio (i.e., as if there was no change in exchange rates from the same periods in the previous year) between the euro and the U.S. dollar. On a euro-adjusted basis, international revenue grew 19% for both the three and six months ended June 30, 2006, respectively, compared to 17% in the comparable periods in 2005, with Vigo contributing 3% to the 2006 growth rates for both periods. The Company anticipates continued volatility in revenue resulting from changes in exchange rates until it is able to restructure its foreign currency hedging program, which is expected to occur late in the third quarter 2006, as a result of the loss of hedge accounting treatment previously discussed.

The spread between international transaction growth and revenue growth widened by 7 percentage points from the second quarter 2005 but decreased by 7 percentage points from the first quarter 2006. Vigo accounted for approximately 5 percentage points of the 7 percentage point increase in the spread from the second quarter 2005. The 7 percentage point

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

decrease in the spread from the first quarter was driven by less impact from intra-country transactions and changes in the exchange rates between the euro and the U.S. dollar, with the euro having the most impact on the change. On a total segment basis, net price decreases have consistently been around 3% of revenues on an annual basis, a trend that is expected to continue.

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

The majority of transaction growth is derived from more mature agent locations; typically new agent locations contribute only marginally to revenue growth in the first few years of their operation. Increased productivity, measured by transactions per location, often is experienced as locations mature, with agents becoming very productive after five years. The Company believes that new agent locations will help drive growth by increasing the number of locations available to send and receive money. However, the number of send and pay transactions at an agent location can vary significantly due to such factors as customer demographics around the location, immigration patterns, the location’s class of trade, hours of operation, length of time the location has been offering Western Union services, regulatory limitations and competition. All of the more than 270,000 agent locations in our Company’s agent network are capable of providing one or more of the Company’s services; however not every location completes a transaction in a given period. For example, as of June 30, 2006, approximately 85% of the combined locations in the U.S., Canada and Western Europe experienced money transfer activity in the last 12 months. In the developing region of Asia and other areas that are predominantly receive locations, approximately 65% of locations experienced money transfer activity in the last 12 months. The Company periodically reviews locations to determine whether they remain enabled to complete money transfer transactions.

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

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Integrated Payment Systems Segment Results

	Three months ended June 30,					Change
(in millions)	2006 (Restated)		% of Segment Revenue	2005 (Restated)	% of Segment Revenue	Amount		%
Revenues:
Transaction and processing service fees	$14.2		55%	$11.1	19%	$3.1		28%
Investment income, net (a)	11.7		45%	47.8	81%	(36.1)		(76)%
Other revenue	0.1		0%	0.3	0%	(0.2)		(67)%

Total revenue	$26.0		100%	$59.2	100%	$(33.2)		(56)%

Operating profit (loss)	(1.0)			34.8		(35.8)		(103)%
Operating margin	(4	) %		59%		(63	)pts

	Six months ended June 30,					Change
(in millions)	2006 (Restated)		% of Segment Revenue	2005 (Restated)	% of Segment Revenue	Amount		%
Revenues:
Transaction and processing service fees	$26.4		45%	$21.9	18%	$4.5		21%
Investment income, net (a)	31.7		55%	100.6	82%	(68.9)		(68)%
Other revenue	0.2		0%	0.5	0%	(0.3)		(60)%

Total revenue	$58.3		100%	$123.0	100%	$(64.7)		(53)%

Operating profit	5.4			76.3		(70.9)		(93)%
Operating margin	9%			62%		(53	)pts

(a)	For segment reporting purposes, Integrated Payment Systems presents investment income and its related operating profit on a pretax equivalent basis (i.e., as if investment earnings on settlement assets, which are substantially all nontaxable, were fully taxable at FDC’s marginal tax rate). The revenue and operating profit impact of this presentation is eliminated in consolidation.

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

Operating profit

The decrease in operating profit and operating margin for both periods was due mainly to the decrease in investment income, net discussed above.

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

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Cash Flows from Operating Activities from Continuing Operations

	Six months ended June 30,
Source/(use) (in millions)	2006 (Restated)	2005 (Restated)
Net income from continuing operations	$893.7	$781.2
Depreciation and amortization	400.7	390.3
Other non-cash items and charges, net	(199.7)	5.1
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable	13.1	15.8
Other assets	32.3	48.5
Accounts payable and other liabilities	(152.8)	(171.5)
Income tax accounts	275.4	(82.1)
Excess tax benefit from share-based payment arrangement	(57.0)	—

Net cash provided by operating activities from continuing operations	$1,205.7	$987.3

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

Other non-cash items and charges include restructuring, impairments, litigation and regulatory settlements, other, investment gains and losses and divestitures, as well as undistributed earnings in affiliates, stock compensation and ESPP expense and gains on the sale of merchant portfolios as the proceeds are recognized in investing activities. The decrease in 2006 compared to 2005 resulted from increases in the value of interest rate swaps partially offset by a decrease in the value of foreign currency forward contracts mentioned in the “Overview” section.

The change in accounts receivable between years is the result of the timing of collections compared to billings. The change in other assets between years results mostly from changes in prepaid expenses and inventory. The use of cash in accounts payable and other liabilities for the six months ended June 30, 2006 results from timing of payments for vendor invoices and funding of various accruals whereas the use of cash for the six months ended June 30, 2005 is mainly the result of higher incentive compensation payments. The change in income tax accounts is the result of lower tax payments during the first six months of 2006 compared to 2005 resulting from the tax benefit associated with the significant number of stock options exercised during the first quarter of 2006 as well as increases in income taxes associated with changes in the fair market value of certain derivative financial instruments.

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

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Cash Flows from Investing Activities from Continuing Operations

	Six months ended June 30,
Source/(use) (in millions)	2006 (Restated)	2005 (Restated)
Current year acquisitions, net of cash acquired	$(190.9)	$(37.4)
Payments related to other businesses previously acquired	(43.8)	(59.7)
Additions to property and equipment, net	(90.1)	(114.0)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(135.4)	(80.3)
Proceeds from the sale of marketable securities	20.8	218.4
Other investing activities	11.3	(359.1)

Net cash used in investing activities from continuing operations	$(428.1)	$(432.1)

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

Other Investing Activities

The source of cash for other investing activities for the six months ended June 30, 2006 related to a $148.4 million reduction in regulatory, restricted and escrow cash balances as discussed above in the Cash and Cash Equivalents section, $54.9 million of proceeds from investment and other activity and proceeds of $27.1 million resulting from the sale of

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

corporate aircraft. Partially offsetting the sources described above were uses related to a contingent payment of $29.9 million related to the 2004 disposition of NYCE (all but $1.6 million of which was accrued at December 31, 2005), a net cash outflow of $32.6 million associated with the sale of a facility related to the Concord merger, and a use of $154.9 million resulting from the following: a loan to a Western Union agent, the purchase of investments related to the Company’s First Financial Bank and other items not individually significant. The use of cash for other investing activities for the six months ended June 30, 2005 relates to the increase in regulatory, restricted and escrow cash balances noted above in the Cash and Cash Equivalents section, payments of $70.1 million related to certain derivative financial instruments, the purchase of $37.1 million of investments related to the Company’s First Financial Bank, and other investing activity.

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

Critical Accounting Policies

The Company’s critical accounting policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2005 Annual Report on Form 10-K/A except as follows:

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

The Company’s disclosure controls and procedures are designed to cause information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported with the time periods specified in SEC rules and forms. The Company has evaluated, under the supervision of its Chief Executive Officer and Chief Financial Officer, the effectiveness of disclosure controls and procedures as of June 30, 2006. Based on this evaluation to ensure that material information regarding the Company is made known to management, including the Chief Executive Officer and Chief Financial Officer, to allow the Company to meet its disclosure obligations, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2006 because of the material weakness in internal control over financial reporting discussed below.

As disclosed initially in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005, management concluded that the ineffective controls over the application of derivative accounting constituted a material weakness. The material weakness pertains to the initial documentation for certain derivative instruments relating to the Company’s interest rate swaps associated with its official check business and foreign currency forward contracts associated with its Western Union business which the Company determined did not meet the requirements to qualify for hedge accounting. This material weakness has resulted in the restatement of the Company’s previously issued Consolidated Financial Statements for the years ended December 31, 2003, 2004 and 2005, the quarters ended March 31, 2005 and 2006 and the quarters ended June 30, 2005 and 2006.

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

There were no changes in the Company’s internal control over financial reporting identified in connection with the above evaluation that occurred during the second fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of First Data Corporation

We have reviewed the consolidated balance sheet of First Data Corporation as of June 30, 2006, and the related consolidated statements of income for the three and six-month periods ended June 30, 2006 and 2005 and cash flows for the six-month period ended June 30, 2006 and 2005. These financial statements are the responsibility of the Company’s management.

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

August 4, 2006, except for Note 1

as to which the date is August 22, 2006

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. None of these matters, either individually or in the aggregate, currently is material to the Company except those matters reported in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005 (the “Annual Report”) and Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2006 (the “Quarterly Report”). There were no material developments in the litigation matters previously disclosed in the Annual Report and the Quarterly Report except as discussed below.

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

The following table provides information about the Company’s purchases of shares of the Company’s common stock during the second quarter ended June 30, 2006:

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