Form 10-Q
period 2006-09-30
FIRST DATA CORP
filed 2006-11-08
CIK 883980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer  ☒                    Accelerated filer  ☐                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of each class	Number of Shares Outstanding (excluding treasury shares) at September 30, 2006
(Common stock, $.01 par value)	765,797,388

FIRST DATA CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in millions, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenues: (a)
Transaction and processing service fees:
Merchant services (b)	$693.6	$611.7	$1,957.1	$1,745.0
Check services	80.0	82.2	238.9	247.7
Card services	429.5	393.5	1,228.9	1,201.0
Other services	88.4	81.6	258.4	254.8
Investment income, net	(37.3)	(13.7)	(96.6)	(12.0)
Product sales and other	178.0	178.1	529.4	482.7
Reimbursable debit network fees, postage and other	363.8	317.4	1,062.9	943.8

	1,796.0	1,650.8	5,179.0	4,863.0

Expenses:
Cost of services	786.6	716.9	2,272.6	2,143.5
Cost of products sold	76.9	76.3	221.3	199.5
Selling, general and administrative	300.5	264.1	862.0	780.7
Reimbursable debit network fees, postage and other	363.8	317.4	1,062.9	943.8
Other operating expenses:
Restructuring, net	12.0	4.1	11.6	14.0
Impairments	1.9	27.6	(0.1)	26.8
Litigation and regulatory settlements	(42.3)	—	(34.8)	—
Other	—	(1.5)	(0.3)	9.9

	1,499.4	1,404.9	4,395.2	4,118.2

Operating profit	296.6	245.9	783.8	744.8

Other income (expense):
Interest income	13.8	3.1	23.8	9.0
Interest expense	(72.4)	(53.7)	(191.3)	(141.7)
Investment gains and (losses)	(144.2)	129.9	45.8	59.9
Divestitures, net	1.4	9.3	8.0	15.8

	(201.4)	88.6	(113.7)	(57.0)

Income before income taxes, minority interest, equity earnings in affiliates and discontinued operations	95.2	334.5	670.1	687.8
Income taxes	5.1	88.1	165.2	164.0
Minority interest	(35.2)	(35.0)	(104.5)	(96.0)
Equity earnings in affiliates	77.0	65.0	207.9	165.8

Income from continuing operations	131.9	276.4	608.3	593.6
Income from discontinued operations, net of taxes of $125.5, $110.8, $333.9 and $301.4, respectively	210.3	240.2	626.6	704.2

Net income	$342.2	$516.6	$1,234.9	$1,297.8

Earnings per share from continuing operations:
Basic	$0.17	$0.36	$0.80	$0.76
Diluted	$0.17	$0.35	$0.78	$0.75
Earnings per share:
Basic	$0.45	$0.67	$1.61	$1.67
Diluted	$0.44	$0.66	$1.59	$1.65
Weighted-average shares outstanding:
Basic	764.1	769.2	764.7	778.9
Diluted	774.0	778.7	777.3	788.3

(a)	Includes revenue from Western Union and Primary Payment Systems commercial relationships previously eliminated in consolidation of $5.3 million and $18.5 million for the three and nine months ended September 30, 2006 and $6.5 million and $18.4 million for the comparable periods in 2005.

(b)	Includes processing fees, administrative service fees and other fees charged to merchant alliances accounted for under the equity method of $57.9 million and $168.3 million for the three and nine months ended September 30, 2006 and $62.7 million and $185.7 million for the comparable periods in 2005.

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash and cash equivalents	$3,434.9	$676.8
Settlement assets	16,986.5	16,076.3
Accounts receivable, net of allowance for doubtful accounts of $33.6 (2006) and $35.2 (2005)	1,948.1	1,830.7
Property and equipment, net of accumulated depreciation of $1,711.8 (2006) and $1,597.6 (2005)	687.0	737.8
Goodwill	7,319.0	7,133.4
Other intangibles, net of accumulated amortization of $2,029.0 (2006) and $1,716.2 (2005)	2,501.6	2,639.6
Investment in affiliates	752.7	665.9
Other assets	564.7	730.1
Assets held for sale and spin-off	63.2	3,757.9

Total Assets	$34,257.7	$34,248.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Settlement obligations	$16,997.2	$16,152.5
Accounts payable and other liabilities	2,499.0	2,571.7
Borrowings	4,506.2	5,354.6
Liabilities related to sale and spin-off	—	1,712.7

Total Liabilities	24,002.4	25,791.5

Commitments and contingencies (see Note 9)
Stockholders’ Equity:
Common stock, $0.01 par value; authorized 2,000.0 shares, issued 1,067.7 (2006 and 2005)	10.7	10.7
Additional paid-in capital	9,670.7	9,551.3

Paid-in capital	9,681.4	9,562.0
Retained earnings	10,739.0	9,311.9
Accumulated other comprehensive income (loss)	51.4	(166.3)
Less treasury stock at cost, 301.9 shares (2006) and 304.9 shares (2005)	(10,216.5)	(10,250.6)

Total Stockholders’ Equity	10,255.3	8,457.0

Total Liabilities and Stockholders’ Equity	$34,257.7	$34,248.5

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Nine months ended September 30,
	2006	2005
Cash and cash equivalents at beginning of period, including cash of discontinued operations	$1,180.9	$895.4

CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations	608.3	593.6
Net income from discontinued operations	626.6	704.2
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	524.3	516.7
Charges (gains) related to restructuring, impairments, litigation and regulatory settlements, investment (gains) and losses, divestitures and other, net	(77.4)	(25.0)
Other non-cash and non-operating items, net	(46.1)	11.5
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable	27.7	8.5
Other assets	85.1	76.8
Accounts payable and other liabilities	(138.8)	(148.7)
Income tax accounts	128.2	5.8
Excess tax benefit from share-based payment arrangement	(58.5)	—

Net cash provided by operating activities from continuing operations	1,052.8	1,039.2
Net cash provided by operating activities from discontinued operations	862.3	762.3

Net cash provided by operating activities	1,915.1	1,801.5

CASH FLOWS FROM INVESTING ACTIVITIES
Current year acquisitions, net of cash acquired	(277.6)	(254.7)
Payments related to other businesses previously acquired	(50.4)	(54.7)
Proceeds from dispositions, net of expenses paid	68.5	9.9
Additions to property and equipment, net	(110.1)	(122.9)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(86.5)	(102.5)
Proceeds from the sale of marketable securities	21.0	223.6
Dividend received from discontinued operations	2,500.0	—
Cash retained by Western Union	(1,327.8)	—
Other investing activities	290.0	(127.6)

Net cash provided by (used in) investing activities from continuing operations	1,027.1	(428.9)
Net cash provided by (used in) investing activities from discontinued operations	(275.6)	231.9

Net cash provided by (used in) investing activities	751.5	(197.0)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	602.4	(385.8)
Proceeds from issuance of long-term debt	—	995.6
Principal payments on long-term debt	(681.1)	(228.5)
Proceeds from issuance of common stock	656.7	218.8
Excess tax benefit from share-based payment arrangement	58.5	—
Purchase of treasury shares	(884.8)	(1,953.3)
Cash dividends	(137.8)	(109.1)

Net cash used in financing activities from continuing operations	(386.1)	(1,462.3)
Net cash used in financing activities from discontinued operations	(26.5)	(0.3)

Net cash used in financing activities	(412.6)	(1,462.6)

Change in cash and cash equivalents	2,254.0	141.9

Cash and cash equivalents at end of period, including cash of discontinued operations in 2005	$3,434.9	$1,037.3

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

The accompanying Consolidated Financial Statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial position of the Company at September 30, 2006, the consolidated results of its operations for the three and nine months ended September 30, 2006 and 2005 and its cash flows for the nine months ended September 30, 2006 and 2005. Results of operations reported for interim periods are not necessarily indicative of results for the entire year due in part to the seasonality of certain business units.

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

As a result of the spin-off of Western Union as discussed below, and the sale of its subsidiaries Primary Payment Systems (“PPS”) and IDLogix as discussed in Note 10, the Company’s financial statements reflect Western Union, PPS and IDLogix as discontinued operations with the assets and liabilities classified under the captions “Assets held for sale and spin-off” and “Liabilities related to sale and spin-off” on the Consolidated Balance Sheets. The Company also completed the sale of NYCE Corporation (“NYCE”) on July 30, 2004 and reflected NYCE as a discontinued operation. The results of operations are treated as income from discontinued operations, net of tax, and separately stated on the Consolidated Statements of Income after income from continuing operations.

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

Financial Statement Restatement

On August 22, 2006, management of FDC and the Audit Committee of its Board of Directors made the decision to restate the Company’s previously issued Consolidated Financial Statements for the years ended December 31, 2005, 2004 and 2003 as well as the three and six months ended June 30, 2006 and 2005. The Company arrived at this decision after an extensive review of its accounting for derivatives. The restatement pertains to the initial documentation for certain derivative instruments relating to the Company’s interest rate swaps associated with its official check business, included in the Integrated Payment Systems (“IPS”) segment, which the Company determined did not meet the requirements to qualify for hedge accounting. The Company also restated for foreign currency forward contracts associated with its Western Union business for similar reasons; however, this will not be discussed further herein as Western Union is now included in discontinued operations.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The Company has historically intended to use derivative instruments to mitigate changes in interest rates. The interest rate swaps associated with the official check business were used to hedge its commission payment obligation. The Company had historically applied hedge accounting to these derivatives, which produced financial statement results that were consistent with the economics of these transactions; however, the Company determined that its hedge documentation was not adequate at the inception of the derivative agreements to qualify for hedge accounting. As a result, changes in the fair market value of these derivative instruments are now recognized in the Consolidated Statements of Income in the “Investment gains and (losses)” line. Previously, changes to the fair value of these derivative instruments were recognized in the “Other comprehensive income” line in the Consolidated Balance Sheets and did not directly impact net income. Additionally, any previously realized amounts associated with these derivatives have been reclassified out of revenue into the “Investment gains and (losses)” line.

In September 2006, the Company terminated most of the above noted interest rate swaps and entered into new interest rate swaps that qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). These new interest rate swaps were entered into to mitigate fair value risk related to changes in interest rates associated with long-term investments in its official check business’ investment portfolio and were designated as fair value hedges. Changes in the fair value of these interest rate swaps that are designated and qualify as fair value hedges are recorded immediately in earnings along with the corresponding changes in fair values of the hedged items. Refer to Note 13 for additional discussion surrounding derivative financial instruments.

Spin-off of Western Union

On September 29, 2006, the Company separated its Western Union money transfer business into an independent, publicly traded company through a spin-off of 100% of Western Union to FDC shareholders in a transaction intended to qualify for tax-free treatment (“the spin-off”). The Company received a favorable ruling from the Internal Revenue Service with respect to the spin-off, which assumed, among other things, the accuracy of the representations made by FDC with respect to certain matters on which the Internal Revenue Service does not rule. The shareholders now have separate ownership interests in FDC and Western Union. The new Western Union Company consists of the consumer-to-consumer and consumer-to-business money transfer businesses (including the Western Union, Vigo, and Orlandi Valuta brands) and related businesses. FDC and Western Union are independent and have separate public ownership, boards of directors and management. To facilitate Western Union’s separation from FDC, FDC is providing certain services to Western Union during a transition period. Additionally, the Company and Western Union entered into commercial service agreements.

In connection with the distribution by the Company of all of the outstanding shares of common stock of Western Union to the stockholders of the Company, the Company entered into certain agreements with Western Union to govern the terms of the spin-off and to define the ongoing relationship between FDC and Western Union following the spin-off. The Company effected the contribution to Western Union of the subsidiaries that operate Western Union’s business and related assets on an “as is, where is” basis without any representations or warranties. The Company generally has not retained any of the liabilities associated with the subsidiaries or assets contributed to Western Union, and Western Union and the contributed subsidiaries have agreed to perform and fulfill all of the liabilities arising out of the operation of the contributed money transfer and consumer payments businesses. Western Union also has indemnified the Company for taxes attributable to Western Union with respect to periods before the spin-off.

In addition, the Company entered into a Tax Allocation Agreement with Western Union that sets forth the rights and obligations of the Company and Western Union with respect to taxes and other liabilities that could be imposed as a result of a final determination by the Internal Revenue Service that is inconsistent with the anticipated tax consequences, as set forth in the private letter ruling received by the Company from the Internal Revenue Service, in connection with the spin-off. The Company is liable for any such taxes or liabilities attributable solely to actions taken by or with respect to the Company. In addition, the Company is liable for 50% of any such taxes or liabilities (with Western Union being liable for the other 50%) (i) that would not have been imposed but for the existence of both an action by Western Union and an action by the Company or (ii) where Western Union and the Company each take actions that, standing alone, would have resulted in the imposition of such taxes or liabilities.

Revenue Recognition

FDC recognizes revenues from its processing services as such services are performed. Revenue is recorded net of certain costs not controlled by the Company such as credit and offline debit interchange fees and assessments charged by credit card associations which totaled $1,628.8 million and $1,415.7 million for the three months ended September 30, 2006 and 2005, respectively, and $4,681.4 million and $3,982.8 million for the comparable nine-month periods. Debit network fees related to acquired PIN-based debit transactions are recognized in the “Reimbursable debit network fees, postage and other” line items of the Consolidated Statements of Income. The debit network fees related to PIN-debit transactions charged by debit networks totaled $204.3 million and $168.5 million for the three months ended September 30, 2006 and 2005, respectively, and $583.7 million and $475.5 million for the comparable nine-month periods.

Income Taxes

FDC’s effective tax rate on pretax income from continuing operations was 3.7% and 21.3% for the three and nine months ended September 30, 2006 and 24.2% and 21.6% for the same periods in 2005, respectively. The third quarter effective tax rate was low due to the tax-free interest income from the IPS municipal bond portfolio being a larger portion of the income from continuing operations which decreased as a result of the losses recognized in income associated with the interest rate swaps that did not qualify for hedge accounting. The effective tax rate from continuing operations for the nine-month period ended September 30, 2006 was only minimally impacted by the interest rate swaps which netted to a relatively small gain during the period.

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

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), using the modified prospective method. SFAS 123R requires all stock-based compensation to employees to be measured at fair value and expensed over the requisite service period and also requires an estimate of forfeitures when calculating compensation expense. The Company recognizes compensation cost on awards with graded vesting on a straight-line basis over the requisite service period for the entire award. In accordance with the Company’s chosen method of adoption, results for prior periods have not been adjusted. Prior to the adoption of SFAS 123R, the Company followed Accounting Principles Board (“APB”) Opinion No. 25 which accounts for share-based payments to employees using the intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. Refer to Note 12 for additional discussion regarding details of the Company’s stock-based compensation plans and the adoption of SFAS 123R.

Supplemental Cash Flow Information

Significant non-cash transactions during the nine months ended September 30, 2006 included the issuance of approximately 900,000 shares of restricted stock to certain employees in conjunction with the Company’s incentive compensation plan. Subsequent to the award and through September 30, 2006, 55,151 shares had been forfeited or cancelled.

In connection with the spin-off, Western Union transferred $1 billion of Western Union notes to FDC. On September 29, 2006 the Company exchanged these Western Union notes for FDC debt (commercial paper) held by investment banks (the “debt-for-debt exchange”).

On September 29, 2006, the holder of a warrant originally issued on November 16, 2000 exercised its right to a cashless exercise of the warrant. The Company issued 359,824 shares of its common stock to the warrant holder in connection with the cashless exercise. The warrant had provided for the purchase of 3,500,000 shares of the Company’s common stock at $40.025 before giving effect to the adjustment for the Company’s spin-off of The Western Union Company.

Significant non-cash transactions during the first nine months of 2005 included the Company awarding 460,000 shares of restricted stock to executive officers. Subsequent to the award and through September 30, 2006, 150,000 shares had been forfeited or cancelled.

Note 2: Earnings Per Share

Earnings per common share amounts are computed by dividing net income by the weighted-average common and common equivalent shares (when dilutive) outstanding during the period. Amounts utilized in per share computations are as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Weighted-average shares outstanding:
Basic weighted-average shares	764.1	769.2	764.7	778.9
Common stock equivalents	9.9	9.5	12.6	9.4

	774.0	778.7	777.3	788.3

Diluted earnings per common share are calculated using weighted-average shares outstanding, adjusted for the dilutive effect of shares issuable upon the assumed exercise of the Company’s common stock equivalents, which consist of outstanding stock options and warrants.

The diluted earnings per share calculation excludes stock options and warrants that are convertible into 15.3 million and 10.9 million common shares for the three and nine months ended September 30, 2006, respectively, and 12.8 million and 24.2 million common shares for the three and nine months ended September 30, 2005, respectively, because their inclusion would have been anti-dilutive.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The quarterly dividend per share of common stock for all quarters in 2006 and the second and third quarters of 2005 was $0.06 per share. The dividend per share of common stock for first quarter 2005 was $0.02 per share.

Note 3: Acquisitions and Dispositions

2006 Acquisitions and Dispositions

The Company created a joint venture in January 2006 with Banca Nazionale del Lavoro (“BNL”) to provide merchant acquiring services for Italian merchants. The Company has a 49% ownership interest in the alliance and accounts for it under the equity method of accounting within the First Data International segment.

In March 2006, the Company acquired substantially all the assets of ClearCheck, Inc. (“ClearCheck”), a full-service provider of return check management systems for major retailers and supermarkets across the United States. ClearCheck is reported as part of the First Data Commercial Services segment.

In April 2006, the Company acquired the remaining interest of approximately 20% in its First Data International Korea subsidiary which is part of the First Data International segment. In August 2006, the Company increased its ownership interest in its consolidated subsidiary OMNIPAY from approximately 47% to approximately 69% through a buyout of management shareholders. OMNIPAY is part of the First Data International segment.

In June 2006, the Company acquired Gesellschaft fur Zahlungssysteme (“GZS”), a German processor of cashless, card-based payment transactions. GZS is reported as part of the First Data International segment. The preliminary purchase price allocation resulted in $25.2 million in identifiable intangible assets, which are being amortized over 10 years, and goodwill of $51.6 million. As part of the acquisition of GZS, the Company acquired lines of credit which are used to pre-fund settlement activity for financial institutions. The Company had $64.4 million outstanding against these lines of credit as of September 30, 2006. Also as part of the acquisition, the Company acquired Easycash, a network solutions provider and a 100% owned subsidiary of GZS. As a condition for approval of the acquisition of GZS by FDC, the German Federal Cartel Office (“FCO”) has required that FDC sell the Easycash subsidiary of GZS. Easycash is involved in the business of point-of-sale terminal deployment and currently competes directly with FDC’s subsidiary TeleCash GmbH and Co. KG. After its competition review, the FCO required that Easycash be divested within an agreed upon timeframe. Additionally, the FCO has required that the Easycash business be held legally and economically separate from the GZS business and any and all FDC businesses and continue to be run in a manner similar to its operations prior to the date FDC acquired Easycash. In addition, FDC was required to surrender all Easycash shareholder rights other than its claim to earnings. Due to this agreement and these requirements, FDC reflects the Easycash business as “Assets held for sale and spin-off” on its Consolidated Balance Sheets and recognizes income, if any, from Easycash if and when such income is distributed to FDC. On November 2, 2006, FDC announced an agreement to sell 100% of Easycash to Warbug Pincus, a global private equity firm. The completion of the transaction is subject to regulatory approval and is expected to close in the fourth quarter.

In August 2006, the Company acquired Peace Software (“Peace”), a Customer Information System product company that develops advanced software for managing utility billing and customer care, for approximately $85 million. Peace is reported as part of the First Data Financial Institution Services segment.

The aggregate cash paid during the nine months ended September 30, 2006 for the alliance and other acquisitions was approximately $277.6 million, net of cash received of $13.7 million. The aggregate preliminary purchase price allocation for these transactions resulted in $55.6 million in identifiable intangible assets, which are being amortized over four to 20 years, and goodwill of $136.6 million.

In August 2006, the Company signed an agreement to acquire Argencard, a provider of card issuing and merchant acquiring services in Argentina and Uruguay. The transaction is pending regulatory approval and is expected to close in the fourth quarter. Argencard will be reported as part of the First Data International segment.

The pro forma impact of all 2006 acquisitions on net income was not material.

In July 2006, the Company sold the majority of its ownership interest in its subsidiaries PPS and IDLogix to five national financial institutions to form Early Warning Services, LLC. FDC’s interest in Early Warning Services is reflected in the “Other assets” line item of the Consolidated Balance Sheets. Refer to Note 10 for additional information regarding the sale.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

In October 2006, the Company signed an agreement to sell its subsidiary Taxware, LP (“Taxware”) to ADP(R) Employer Services, a division of Automatic Data Processing, Inc. for approximately $125 million in cash. The transaction is expected to close in the fourth quarter. The Company owns 75% of Taxware and currently reports it in All Other and Corporate.

In May 2006, the Company purchased out of a synthetic lease related to the Memphis facility assumed as part of the merger with Concord and then sold the facility. As of December 31, 2005, the Company had a $46.2 million liability assumed in the purchase business combination related to the excess of the total cost financed and other carrying costs for the facility over the assumed net sale proceeds. Through the date of sale, the Company utilized $41.9 million of the accrual, which included the costs to sell the facility and settle the associated synthetic lease obligation. The remaining $4.3 million of the accrual balance was reversed and the goodwill recorded as part of the Concord purchase business combination was adjusted.

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

Note 4: Restructuring, Impairments, Litigation and Regulatory Settlements, Investment Gains and Losses, Divestitures and Other

The Company recorded restructuring charges and reversals of restructuring accruals, impairments, litigation and regulatory settlements, other, investment gains and losses and divestiture related gains, net during the three and nine months ended September 30, 2006 and 2005.

Restructuring charges and reversal of restructuring accruals

A summary of pretax benefits (charges), incurred by segment, is as follows (in millions):

	For the three months ended September 30,
	2006			2005
	Restructuring Charges	Restructuring accrual reversals	Total pretax benefit (charge), net of reversals	Restructuring Charges	Restructuring accrual reversals	Total pretax benefit (charge), net of reversals
First Data Commercial Services	$(4.0)	—	$(4.0)	—	—	—
First Data Financial Institution Services	(0.6)	$0.2	(0.4)	$(2.2)	$1.0	$(1.2)
First Data International	(5.6)	—	(5.6)	—	0.1	0.1
All Other and Corporate	(2.6)	0.6	(2.0)	(3.1)	0.1	(3.0)

Total	$(12.8)	$0.8	$(12.0)	$(5.3)	$1.2	$(4.1)

	For the nine months ended September 30,
	2006			2005
	Restructuring Charges	Restructuring accrual reversals	Total pretax benefit (charge), net of reversals	Restructuring Charges	Restructuring accrual reversals	Total pretax benefit (charge), net of reversals
First Data Commercial Services	$(4.2)	$0.1	$(4.1)	—	$1.3	$1.3
First Data Financial Institution Services	(0.8)	0.8	—	$(12.7)	1.0	(11.7)
First Data International	(6.6)	1.0	(5.6)	(0.9)	0.2	(0.7)
All Other and Corporate	(2.7)	0.8	(1.9)	(3.2)	0.3	(2.9)

Total	$(14.3)	$2.7	$(11.6)	$(16.8)	$2.8	$(14.0)

Restructuring charges in 2006 were comprised of severance totaling $12.8 million and facility closures totaling $1.5 million for the nine months ended September 30, 2006. Severance charges resulted from the termination of approximately 400 employees across the organization, representing all levels of employees and approximately 1% of the Company’s workforce. The restructuring charges resulted from the Company’s efforts to realign the costs and operating structure for the

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

new FDC, a company initiative to reduce operating costs to the appropriate level after the spin-off and certain business driven restructurings. These initiatives will continue through the fourth quarter 2006 which will result in additional restructuring charges. The realignment may continue through 2007 and associated actions may result in additional restructuring charges in 2007. The Company’s reversals of prior period restructuring accruals in 2006 related to changes in estimates regarding severance costs from restructuring activities that occurred from 2003 through 2005.

Restructuring charges in 2005 were comprised substantially of severance totaling $13.4 million resulting from the termination of approximately 280 employees during the second and third quarters of 2005, the majority of which were in the Financial Institution Services segment, representing all levels of employees and approximately 1% of the Company’s workforce. Most of the severance charges were incurred to adjust the cost structure to better align with the reduced revenue resulting from the deconversion of the JPMorgan Chase credit accounts in July 2005. Charges also were incurred related to the closure of facilities in Maitland, Florida and the United Kingdom. The Company’s reversals of prior period restructuring accruals in 2005 related to changes in estimates regarding severance costs from restructuring activities that occurred from 2002 through 2004.

The following table summarizes the Company’s utilization of restructuring accruals for the nine months ended September 30, 2006 (in millions):

	Employee Severance	Facility Closure
Remaining accrual at January 1, 2006	$66.2	$2.8
Expense provision	12.8	1.5
Cash payments and other	(51.1)	(3.0)
Changes in estimates	(2.7)	—

Remaining accrual at September 30, 2006	$25.2	$1.3

Impairments

In June 2005, Simpay Limited, the only client of First Data Mobile Payments, announced and executed a plan to cease operations. As a result, the Simpay product solutions supporting interoperable mobile payments would not be launched as planned. Based on these developments and the completion of a strategic review in August 2005, the Company significantly reduced the scale of its operations. These actions and the reduced business outlook led the Company to record asset impairment charges of approximately $27.6 million in the third quarter 2005 related to goodwill and other assets in All Other and Corporate.

Litigation and regulatory settlements

During the third quarter 2006, the Company recorded approximately a $45 million benefit due to a settlement with Visa over the processing of Visa payment card transactions in All Other and Corporate. The Company and Visa agreed to work together on various product and business development initiatives which could provide mutual benefit to them and improve the electronic payments industry. Visa will provide financial support for these initiatives. The Company also agreed to transition all transactions being intra-processed on the Company’s Omaha platform to Visa’s system, and to route all future Visa-branded transactions through VisaNet subject to certain exceptions. During the second quarter of 2006, excess litigation accruals in the Commercial Services segment totaling $7.5 million were released. The Company recorded minority interest expense of $3.5 million associated with the release in the Commercial Services segment. During first quarter 2006, the Company recorded a $15.0 million settlement associated with a patent infringement lawsuit against TeleCheck, clearing all past and future claims related to this litigation, and a third quarter 2006 charge of $2.7 million related to the settlement of a claim within All Other and Corporate.

Other

In 2006, a portion of other charges recorded in 2005 were reversed.

During the nine months ended September 30, 2005, the Company incurred other charges related to the reimbursement to certain clients for the misallocation of certain pass-through billings related to prior years, the majority of which related to 2004. The misallocations have no impact on prior period expenses.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Investment Gains and Losses, net

The Company recognized net investment charges of $144.2 million and gains of $45.8 million for the three and nine months ended September 30, 2006, respectively. The majority of the net investment activity recorded for the three and nine months ended September 30, 2006 included investment gains and losses associated with the mark-to-market of interest rate swaps utilized in the Company’s official check business that did not qualify for hedge accounting, partially offset by realized gains and losses associated with these same interest rate swaps. Also during the nine months ended September 30, 2006, the Company recognized a gain of $10.5 million on the redemption of MasterCard stock as well as gains on the sale of other strategic investments.

The Company recognized net investment gains of $129.9 million and $59.9 million for the three and nine months ended September 30, 2005, respectively. The majority of the net investment gains recorded for both the three and nine months ended September 30, 2005 included investment gains associated with the mark-to-market of interest rate swaps utilized in the Company’s official check business that did not qualify for hedge accounting, partially offset by realized losses associated with these same interest rate swaps. Also during the nine months ended September 30, 2005, the Company recognized a gain of $21.4 million on the sale of CheckFree Corporation common stock, net of charges to exit the related hedging instruments, as well as gains on the sale of other strategic investments.

Divestitures, net

During the nine months ended September 30, 2006, the Company recognized gains on the sale of land, corporate aircraft, other assets and the assets of the Company’s auction payments business offset by a loss on the sale of a small business.

During the nine months ended September 30, 2005, the Company recognized gains on the sale of two small businesses and reversed approximately $4.2 million of divestiture accruals due to the expiration of certain contingencies.

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

At September 30, 2006, there were seven affiliates accounted for under the equity method of accounting, comprised of five merchant alliances and two strategic investments in companies in related markets.

In December 2005, FDC sold 20% of the PNC Merchant Services alliance (33% of the Company’s interest) and began accounting for it under the equity method of accounting retroactively back to January 1, 2005.

A summary of financial information for the merchant alliances and other affiliates accounted for under the equity method of accounting is as follows:

(in millions)	September 30, 2006	December 31, 2005
Total assets	$5,764.5	$4,866.2
Total liabilities	$4,827.7	$4,062.4

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2006	2005	2006	2005
Net operating revenues	$374.2	$348.7	$1,062.6	$993.8
Operating expenses	197.1	201.1	584.2	592.4

Operating income	177.1	147.6	478.4	401.4

Net income	172.2	134.1	468.0	361.5

FDC share of net income	84.5	72.7	229.1	188.9
Amortization expense	7.5	7.7	21.2	23.1

FDC equity earnings	$77.0	$65.0	$207.9	$165.8

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

The formation of a merchant joint venture alliance accounted for under the equity method of accounting generally involves each of the Company and a financial institution contributing merchant contracts to the alliance and a cash payment from one owner to the other to achieve the desired ownership percentage for each. The asset amounts reflected above are owned by the alliances and other equity method investees and do not include any of such payments made by the Company. The amount by which the total of the Company’s investments in its joint ventures exceeded its proportionate share of the joint ventures’ net assets totaled $553.5 million and $492.2 million at September 30, 2006 and December 31, 2005, respectively.

Note 6: Borrowings

The Company has a $1.5 billion commercial paper program that is supported by a $1.5 billion revolving credit facility (the “facility”) which expires on October 24, 2010. As of September 30, 2006, the Company had $448.5 million in commercial paper borrowings outstanding under the program. Interest rates for borrowings under the facility are based on market rates. The facility contains customary covenants which are not expected to significantly affect FDC’s operations. At September 30, 2006, the Company was in compliance with all of these covenants.

In connection with the spin-off previously discussed in Note 1, Western Union transferred $1 billion of Western Union notes and $2.5 billion in cash to FDC. On September 29, 2006, the Company exchanged these Western Union notes for FDC debt (commercial paper) held by investment banks. Within several months after the spin-off, the Company anticipates repaying debt with the $2.5 billion of cash received from Western Union. On November 7, 2006, the Company announced the commencement of cash tender offers for up to $1.6 billion aggregate principal amount of its outstanding notes.

In September 2006, the Company repaid the principal balance of $650 million on its 4.70% medium-term notes.

As part of the acquisition of GZS in June 2006, the Company acquired lines of credit which totaled approximately 460 million euro or approximately $580 million as of September 30, 2006. The Company had $64.4 million outstanding against these lines of credit as of September 30, 2006.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 7: Comprehensive Income

The components of comprehensive income are as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net income	$342.2	$516.6	$1,234.9	$1,297.8
Foreign currency translation adjustment	37.5	(23.5)	87.4	(75.6)
Unrealized gain (loss) on hedging activities	0.5	(0.3)	1.4	10.5
Unrealized gain (loss) on securities (a)	109.1	(54.8)	66.7	(113.5)
Spin-off of Western Union(b)	58.8	—	62.2	(5.8)

Total comprehensive income	$548.1	$438.0	$1,452.6	$1,113.4

(a)	The reclassification adjustment for realized gains and losses impacted the “investment gains and losses” component of other income (expense) and net income. The net income impact of these adjustments for the nine months ended September 30, 2006 was a gain of $1.8 million, compared to a net gain of $13.8 million for the comparable period in 2005. There was no such activity for the corresponding three-month periods.

(b)	Western Union’s other comprehensive income balances as of September 29, 2006 were included in the net assets distributed to shareholders in conjunction with the spin-off (as discussed in Note 10). Amounts shown for the three and nine-month periods in 2006 represent the distribution of Western Union’s other comprehensive income balances as of June 30, 2006 and December 31, 2005, respectively, to adjust the consolidated balances to reflect the Company’s continuing operations. Amounts for 2005 represent the change in other comprehensive income for that period.

Note 8: Segment Information

For a detailed discussion of the Company’s principles regarding its operating segments refer to Note 17 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005.

On January 1, 2006, the Company began assessing performance and allocating resources based on a new segment structure. Segment results for 2005 have been adjusted to reflect the new structure. In addition, revenues for 2005 have been adjusted to reflect the reclassification of debit network fees from “Transaction and processing service fees” to “Reimbursable debit network fees, postage and other.” As discussed in Notes 1 and 13, results for the Integrated Payment Systems segment have been restated due to the loss of hedge accounting treatment resulting from inadequate initial documentation for certain derivative instruments. Also, as discussed in Notes 1 and 10, prior period and year-to-date amounts have been adjusted to reflect PPS, IDLogix and Western Union as discontinued operations.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table presents the Company’s operating segment results for the three and nine months ended September 30, 2006 and 2005:

Three months ended September 30, 2006 (in millions)	First Data Commercial Services	First Data Financial Institution Services	First Data International	Integrated Payment Systems	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$656.3	$297.2	$262.5	$16.9	$88.2	$1,321.1
Investment income, net	14.0	—	2.3	8.7	—	25.0
Product sales and other	100.0	9.9	48.6	0.3	21.2	180.0
Reimbursable debit network fees, postage and other	209.2	148.1	7.2	0.1	1.9	366.5
Equity earnings in affiliates (a)	76.6	—	8.0	—	—	84.6
Interest income	0.5	—	3.3	0.2	9.8	13.8

Total segment reporting revenues	$1,056.6	$455.2	$331.9	$26.2	$121.1	$1,991.0

Internal revenue and pretax equivalency	$7.0	$12.1	$0.5	$65.2	$11.8	$96.6
External revenue	1,049.6	443.1	331.4	(39.0)	109.3	1,894.4
Depreciation and amortization	77.2	38.8	45.2	4.0	12.5	177.7
Operating profit (loss)	294.1	96.3	32.1	(1.5)	(34.9)	386.1
Restructuring, impairments, litigation and regulatory settlements, and investment gains and (losses)	(3.8)	(3.1)	(5.5)	(145.0)	41.6	(115.8)

Three months ended September 30, 2005 (in millions)	First Data Commercial Services	First Data Financial Institution Services	First Data International	Integrated Payment Systems	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$623.0	$296.0	$181.4	$14.8	$81.7	$1,196.9
Investment income, net	9.0	—	2.6	35.3	—	46.9
Product sales and other	90.7	37.1	32.4	—	21.2	181.4
Reimbursable debit network fees, postage and other	174.3	141.2	3.8	0.1	0.1	319.5
Equity earnings in affiliates (a)	65.6	—	7.1	—	—	72.7
Interest income	0.1	—	1.4	—	1.6	3.1

Total segment reporting revenues	$962.7	$474.3	$228.7	$50.2	$104.6	$1,820.5

Internal revenue and pretax equivalency	$7.0	$11.9	$2.3	$63.8	$8.9	$93.9
External revenue	955.7	462.4	226.4	(13.6)	95.7	1,726.6
Depreciation and amortization	77.6	37.9	36.3	3.9	11.7	167.4
Operating profit (loss)	240.3	98.6	29.5	22.7	(21.0)	370.1
Restructuring, impairments, other and investment gains and (losses)	0.2	0.2	0.1	128.9	(29.7)	99.7

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Nine months ended September 30, 2006 (in millions)	First Data Commercial Services	First Data Financial Institution Services	First Data International	Integrated Payment Systems	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$1,878.8	$882.7	$702.7	$50.1	$261.5	$3,775.8
Investment income, net	38.3	—	8.1	40.4	—	86.8
Product sales and other	295.9	19.5	136.3	0.4	82.3	534.4
Reimbursable debit network fees, postage and other	599.2	449.8	18.2	0.2	3.2	1,070.6
Equity earnings in affiliates (a)	208.4	—	21.6	—	—	230.0
Interest income	0.7	—	7.9	0.2	15.0	23.8

Total segment reporting revenues	$3,021.3	$1,352.0	$894.8	$91.3	$362.0	$5,721.4

Internal revenue and pretax equivalency	$19.9	$37.3	$2.8	$192.9	$35.7	$288.6
External revenue	3,001.4	1,314.7	892.0	(101.6)	326.3	5,432.8
Depreciation and amortization	231.1	115.0	130.2	11.6	36.4	524.3
Operating profit (loss)	786.0	275.1	94.8	5.2	(87.2)	1,073.9
Restructuring, impairments, litigation and regulatory settlements, other and investment gains and (losses)	(6.7)	(1.4)	1.7	33.7	42.1	69.4

Nine months ended September 30, 2005 (in millions)	First Data Commercial Services	First Data Financial Institution Services	First Data International	Integrated Payment Systems	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$1,807.3	$909.8	$513.2	$44.1	$252.4	$3,526.8
Investment income, net	21.9	—	7.2	135.9	—	165.0
Product sales and other	254.2	71.8	100.0	0.1	62.3	488.4
Reimbursable debit network fees, postage and other	494.0	445.4	10.8	0.5	0.3	951.0
Equity earnings in affiliates (a)	169.6	—	20.1	—	—	189.7
Interest income	0.4	—	3.6	—	5.0	9.0

Total segment reporting revenues	$2,747.4	$1,427.0	$654.9	$180.6	$320.0	$5,329.9

Internal revenue and pretax equivalency	$17.1	$33.6	$6.8	$187.0	$23.7	$268.2
External revenue	2,730.3	1,393.4	648.1	(6.4)	296.3	5,061.7
Depreciation and amortization	238.3	122.8	108.3	12.5	34.8	516.7
Operating profit (loss)	631.7	292.3	74.6	100.6	(47.5)	1,051.7
Restructuring, impairments, other and investment gains and (losses)	0.3	(20.6)	(0.7)	36.7	(6.5)	9.2

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenues:
Total reported segments	$1,869.9	$1,715.9	$5,359.4	$5,009.9
All other and corporate	121.1	104.6	362.0	320.0

Subtotal	$1,991.0	$1,820.5	$5,721.4	$5,329.9

Equity earnings in affiliates (a)	(84.6)	(72.7)	(230.0)	(189.7)
Interest income	(13.8)	(3.1)	(23.8)	(9.0)
Eliminations (b)	(96.6)	(93.9)	(288.6)	(268.2)

Consolidated	$1,796.0	$1,650.8	$5,179.0	$4,863.0

Income before income taxes, minority interest, equity earnings in affiliates, and discontinued operations:
Total reported segments	$421.0	$391.1	$1,161.1	$1,099.2
All other and corporate	(34.9)	(21.0)	(87.2)	(47.5)

Subtotal	386.1	370.1	1,073.9	1,051.7

Interest expense	(72.4)	(53.7)	(191.3)	(141.7)
Minority interest from segment operations (c)	35.5	35.0	101.7	95.9
Equity earnings in affiliates	(77.0)	(65.0)	(207.9)	(165.8)
Restructuring, net	(12.0)	(4.1)	(11.6)	(14.0)
Impairments	(1.9)	(27.6)	0.1	(26.8)
Litigation and regulatory settlements	42.3	—	34.8	—
Other	—	1.5	0.3	(9.9)
Investment gains and (losses)	(144.2)	129.9	45.8	59.9
Divestitures, net	1.4	9.3	8.0	15.8
Eliminations (b)	(62.6)	(60.9)	(183.7)	(177.3)

Consolidated	$95.2	$334.5	$670.1	$687.8

(a)	Excludes equity losses that were recorded in expense and the amortization related to the excess of the investment balance over the Company’s proportionate share of the investee’s net book value for 2006 and 2005.

(b)	Represents elimination of an adjustment to record Integrated Payment Systems segment investment income and its related operating profit on a pretax equivalent basis and elimination of intersegment revenue.

(c)	Excludes minority interest attributable to items excluded from segment operations as well as minority interest related to interest expense and income taxes.

Segment assets are as follows (in millions):

	September 30, 2006	December 31, 2005
Assets:
First Data Commercial Services	$11,629.5	$10,580.1
First Data Financial Institution Services	2,386.1	2,345.0
First Data International	3,005.0	2,481.9
Integrated Payment Systems	13,830.2	14,246.3
All Other and Corporate	3,343.7	837.3
Assets held for sale and spin-off	63.2	3,757.9

Consolidated	$34,257.7	$34,248.5

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

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

On October 15, 2003, the plaintiffs In Re: Concord EFS, Inc. Shareholders Litigation moved for leave to file a third amended consolidated complaint similar to the previous complaints but also alleging that the proxy statement disclosures relating to the antitrust regulatory approval process were inadequate. A motion to dismiss was filed on June 22, 2004 alleging that the claims should be denied and are moot since the merger has occurred. On September 12, 2006, the Court granted the plaintiff’s motion to file a third amended complaint. The Company intends to vigorously defend the action and an estimate of possible losses, if any, cannot be made at this time.

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

In Brennan, on May 4, 2005, the Court ruled on Defendants’ Motion to Dismiss and Motion for Judgment on the Pleadings. The Court did not dismiss the complaint, except for a technical dismissal of the claims against First Data Corporation, Bank One Corporation and JPMorgan Chase. On May 25, 2005, the plaintiffs filed an amended complaint which clarified the basis for alleging that the holding companies, First Data Corporation, Bank One Corporation and JPMorgan Chase, were liable. On July 21, 2005, Concord filed a motion for summary judgment seeking to foreclose claims arising after February 1, 2001—the date that Concord acquired the STAR network. On August 22, 2005, the Court also consolidated all of the ATM interchange cases pending against the defendants in Brennan which will now be referred to collectively as the “ATM Fee Antitrust Litigation.” On September 14, 2006, a hearing on Concord’s Motion for Summary Judgment was held and the Court requested additional briefing. The Company intends to vigorously defend the action and an estimate of possible losses, if any, cannot be made at this time.

In conjunction with the spin-off, the Company decided to contribute a facility that had historically been under a synthetic lease to Western Union. To affect this contribution, the Company purchased the facility out of the synthetic lease and then contributed the owned facility to Western Union.

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

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

In July 2006, the Company sold the majority of its ownership interest in its subsidiaries PPS and IDLogix to five national financial institutions to form Early Warning Services for the purchase price of $78.6 million, net of related expenses, and an 18% interest in Early Warning Services. The purchase price is also net of $11.2 million in cash paid to buyout the PPS minority holder prior to the sale. FDC’s interest in Early Warning Services is reflected in the “Other assets” line item of the Consolidated Balance Sheets. The Company recognized a gain on the sale of $1.1 million, net of tax, which is included in the results of discontinued operations. PPS and IDLogix were previously reported as part of All Other and Corporate.

As discussed in Note 1, on September 29, 2006, the Company separated its Western Union money transfer business into an independent, publicly traded company through a spin-off of 100% of Western Union to FDC shareholders in a transaction intended to qualify for tax-free treatment (“the spin-off”). The spin-off included all entities previously reported as the Western Union segment as well as two small entities previously reported in All Other and Corporate. In connection with the spin-off, Western Union transferred $1 billion of notes and $2.5 billion in cash to FDC. As a result of the spin-off, FDC recorded a net increase to retained earnings of $554.5 million which represented the distribution of the net assets and certain equity balances related to Western Union to shareholders. Such distribution occurred shortly after and is net of the transfer by Western Union of $1 billion of Western Union notes and $2.5 billion in cash to FDC (as discussed above) as well as the net settlement of various intercompany balances and realignment of certain operating assets.

The Company’s financial statements reflect PPS, IDLogix and Western Union as discontinued operations with the assets and liabilities classified under the caption “Assets held for sale and spin-off” and “Liabilities related to sale and spin-off” on the Consolidated Balance Sheets. The results of operations of these entities are treated as income from discontinued operations, net of tax, and separately stated on the Consolidated Statements of Income, below income from continuing operations.

Discontinued operations for the three and nine months ended September 30, 2006 also includes non-recurring separation costs of $35.8 million and $46.5 million which consist principally of investment banker fees, external legal and accounting fees to affect the spin-off, costs to separate information systems and consulting costs incurred to assist in managing the spin-off.

Included in the results from discontinued operations is interest expense allocated based upon a percentage of net assets in accordance with EITF No. 87-24 “Allocation of Interest to Discontinued Operations” of $9.6 million and $32.1 million for the three and nine months ended September 30, 2006 and $5.8 million and $20.0 million for the comparable periods in 2005, respectively. In addition, certain corporate expenses were allocated to discontinued operations in accordance with EITF 87-24 and were limited to specifically identified costs and other costs, such as corporate shared services, which support segment operations. These costs represent those that have historically been allocated to and recorded by the Company’s operating segments as an expense with the exception of the addition of certain share-based compensation expenses and pension benefit not previously allocated.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table presents the summarized results of discontinued operations for the three and nine months ended September 30, 2006 and 2005:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2006	2005	2006	2005
Revenue	$1,127.1	$1,025.7	$3,301.4	$2,937.7
Expenses	818.4	673.1	2,334.3	1,958.8

Operating profit	308.7	352.6	967.1	978.9
Other income (expense)	24.1	(2.0)	(14.5)	23.3

Income before income taxes	332.8	350.6	952.6	1,002.2
Income taxes	125.5	110.8	333.9	301.4
Minority interest, net of tax	(0.2)	(0.4)	(1.5)	—
Equity earnings in affiliates	3.2	0.8	9.4	3.4

Income from discontinued operations	$210.3	$240.2	$626.6	$704.2

The following table presents the balance sheet related to the assets and liabilities held for sale and spin-off as of December 31, 2005:

(in millions)	December 31, 2005
Assets:
Cash and cash equivalents	$504.1
Settlement assets	920.1
Accounts receivable, net of allowance for doubtful accounts	105.8
Property and equipment, net of accumulated depreciation	121.9
Goodwill	1,652.5
Other intangibles, net of accumulated amortization	213.5
Investment in affiliates	150.2
Other assets	89.8

Total assets held for sale and spin-off	$3,757.9

Liabilities:
Settlement liabilities	$918.0
Accounts payable and other liabilities	792.9
Borrowings	1.8

Total liabilities related to sale and spin-off	$1,712.7

Accumulated other comprehensive loss, net of tax, associated with discontinued operations at December 31, 2005 was $62.2 million, including $74.2 million of minimum pension liability net of $10.4 million in foreign currency translation gains and $1.6 million of net unrealized securities gains.

Note 11: Employee Benefit Plans

The following table provides the components of net periodic benefit expense from continuing operations for the Company’s defined benefit pension plans:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2006	2005	2006	2005
Service costs	$2.9	$2.5	$8.5	$7.9
Interest costs	8.2	8.0	24.1	24.4
Expected return on plan assets	(8.4)	(7.4)	(24.6)	(22.6)
Amortization	2.3	2.7	6.8	8.3

Net periodic benefit expense from continuing operations	$5.0	$5.8	$14.8	$18.0

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The Company estimates the pension plan contributions for 2006 to be approximately $28.3 million, of which $1.1 million was contributed to a U.S. plan and $20.1 million was contributed to the United Kingdom plan through September 30, 2006.

Note 12: Stock-Based Compensation

As discussed in Note 1, effective January 1, 2006, the Company adopted SFAS 123R using the modified prospective method. The following table sets forth total stock-based compensation expense recognized in the noted line items of the Consolidated Statements of Income resulting from stock options, non-vested restricted stock awards, non-vested restricted stock units as well as the employee stock purchase plan (“ESPP”) (in millions, except per share amounts):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Income before income taxes, minority interest, equity earnings in affiliates and discontinued operations	$(14.5)	$(53.4)
Income tax benefit from share-based compensation expense	5.4	20.0

Income from continuing operations	$(9.1)	$(33.4)

Earnings per share from continuing operations:
Basic	$(0.01)	$(0.04)
Diluted	$(0.01)	$(0.04)

The above table includes expense resulting from restricted stock awards and restricted stock units which for the three and nine months ended September 30, 2006 was $2.5 million and $6.3 million, respectively, net of tax. Expense related to restricted stock awards and restricted stock units was also recorded under the provisions of APB Opinion No. 25 in prior periods before the adoption of SFAS 123R. There was no stock-based compensation capitalized during the nine months ended September 30, 2006.

As permitted by SFAS 123 “Accounting for Stock-Based Compensation (“SFAS 123”), during 2005 the Company followed APB Opinion No. 25 under which share-based payments to employees are accounted for using the intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. The Company’s pro forma information for the third quarter and nine months of 2005 under SFAS 123, which reflects compensation expense equal to the fair value of the options, restricted stock awards and ESPP rights recognized over their vesting period, is as follows (in millions, except per share amounts):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Reported net income from continuing operations	$276.4	$593.6
Restricted stock expense included in reported net income, net of tax	0.6	1.9
SFAS 123 expense, net of tax	(21.7)	(71.9)

Pro forma net income from continuing operations	$255.3	$523.6

Reported earnings per share from continuing operations – basic	$0.36	$0.76
Reported earnings per share from continuing operations – diluted	0.35	0.75
Pro forma earnings per share from continuing operations – basic	$0.33	$0.67
Pro forma earnings per share from continuing operations – diluted	0.33	0.66

Certain of the Company’s employee share-based compensation awards have terms that provide for vesting to continue after retirement. Prior to the adoption of SFAS 123R, the Company accounted for this type of arrangement by recognizing pro forma compensation cost over the stated vesting period for the SFAS 123 pro forma disclosures. Upon adoption of SFAS 123R, compensation cost is being recognized over a shorter period that ends with retirement eligibility. The impact of applying the SFAS 123R requirements for accelerated expense recognition would have decreased the three months ended September 30, 2005 pro forma SFAS 123 compensation expense by $0.1 million, net of tax, and increased the nine months ended September 30, 2005 pro forma SFAS 123 compensation expense by $3.5 million, net of tax.

Details of the Company’s stock-based compensation plans are discussed below.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

As a result of the Western Union spin-off, all outstanding stock options, restricted stock awards and restricted stock units held by FDC employees were adjusted such that FDC employees received one Western Union award for each FDC award outstanding as of September 22, 2006, the record date of the spin-off. The original award prices have been adjusted to preserve the intrinsic value of the award immediately prior to the spin-off using an adjustment ratio based on the FDC closing market stock price and the Western Union “when issued” closing market stock price on the spin-off date. Conversely, FDC stock options held by Western Union employees were cancelled as of the date of the spin-off and FDC restricted stock awards and restricted stock units held by Western Union employees were cancelled in October 2006. The Western Union employees received Western Union stock based awards to replace their cancelled FDC awards. The issuance of Western Union awards to FDC employees noted above will have no impact on the level of stock compensation expense to be recognized by the Company. The stock compensation expense associated with the original grant of FDC stock to continuing FDC employees will continue to be recognized by the Company. The stock compensation expense related to Western Union employees is recorded in discontinued operations. The Company will recognize any tax benefit associated with the FDC and Western Union stock awards held by FDC employees.

Stock Options and Employee Stock Purchase Plan Rights

FDC has two plans that provide for the granting of stock options to employees and other key individuals who perform services for the Company. A total of 237.8 million shares of common stock have been reserved for issuance under the plans and a total of 48.4 million shares remain available for future grant. The options have been issued at prices equivalent to or in excess of the common stock’s fair market value at the date of grant, generally have 10-year terms and become exercisable in three or four equal annual increments beginning 12 months after the dates of grant. The requisite service period for stock options is the same as the vesting period, with the exception of retirement eligible employees who have shorter requisite service periods which end when the employees become retirement eligible. Compensation expense related to stock options is recognized over the requisite service period.

In December 2005, the Company accelerated vesting of all outstanding unvested stock options granted by the Company to its officers and employees under the Company’s 2002 Long-Term Incentive Plan. The decision to accelerate the vesting of these stock options was made primarily to reduce share-based compensation expense that otherwise likely would be recorded in future periods following the Company’s adoption of SFAS 123R. The Company recognized compensation expense of $9.7 million during the fourth quarter of 2005 related to accelerated vesting. During the nine months ended September 30, 2006, the Company granted stock option awards under its plans for which the Company is recognizing compensation expense in accordance with the provisions of SFAS 123R.

FDGS Holdings, LP (“FDGS”) and its subsidiaries, FDGS L.P. (“FDGS L.P.”) and Taxware, have long-term incentive plans that provide for the granting of partnership interests to employees and other key individuals. In December 2005, vesting of all shares issued under these plans was accelerated. The following options were outstanding at September 30, 2006 under the plans related to FDGS, FDGS L.P. and Taxware: 0.2 million, 0.5 million and 1.5 million, respectively. There were no options granted during the nine months ended September 30, 2006 and 2005. The weighted-average exercise prices under the plans related to FDGS, FDGS L.P. and Taxware are $4, $3, and $1, respectively.

In October 1996, the Company instituted an ESPP for which a total of 24.0 million shares have been reserved for issuance, of which 5.6 million shares remain available for future purchase. Amounts accumulated through payroll deductions elected by eligible employees are used to make quarterly purchases of FDC common stock at a 15% discount from the lower of the market price at the beginning or end of the quarter. The fair value of these awards was recognized as compensation expense in the Consolidated Statements of Income for the three and nine months ended September 30, 2006 in accordance with the provisions of SFAS 123R.

The fair value for FDC stock options granted and ESPP rights during the three and nine months ended September 30, 2006 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Stock Options		ESPP
	Three months ended September 30,		Three months ended September 30,
	2006	2005 (a)	2006	2005 (a)
FDC:
Risk-free interest rate	4.80%	4.04%	5.03%	3.44%
Dividend yield	0.55%	0.59%	0.55%	0.59%
Volatility	22.5%	30.0%	22.9%	18.7%
Expected term (in years)	5 years	5 years	0.25	0.25
Fair value	$11	$13	$9	$8

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Stock Options		ESPP
	Nine months ended September 30,		Nine months ended September 30,
	2006	2005 (a)	2006	2005 (a)
FDC:
Risk-free interest rate	4.62%	4.01%	4.85%	2.88%
Dividend yield	0.58%	0.57%	0.56%	0.58%
Volatility	23.5%	34.2%	23.0%	18.9%
Expected term (in years)	5 years	6 years	0.25	0.25
Fair value	$12	$15	$9	$8

(a)	Assumptions used to calculate pro forma compensation expense under SFAS 123 discussed above.

Expected volatility – Prior to 2006, the Company used historical volatility to estimate the grant-date fair value of stock options and ESPP rights. The Company changed its method of estimating expected volatility for all stock options granted and ESPP rights after January 1, 2006 to implied volatility. The change in assumption, made in conjunction with the adoption of SFAS 123R, is expected to result in a more accurate estimate of the grant-date fair value of employee stock options. The Company calculates implied volatility on a daily basis using the Black-Scholes option pricing model. This calculation incorporates the market prices of a variety of traded options, the market price of the Company’s stock, the exercise price and remaining term of the traded options, the expected dividends, and the risk-free rate. The traded options used are similar in exercise price to awards granted to employees, are near-the-money, and typically have a remaining maturity of greater than one year. For each grant, the Company uses the average of the daily implied volatilities for the six months preceding the grant date. Using implied volatility versus historical volatility to value the stock options granted in February 2006 resulted in a decrease in the total grant-date fair value of approximately $20 million.

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

A summary of FDC stock option activity for the nine months ended September 30, 2006 is as follows (options and aggregate intrinsic value in millions):

	2006
	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1	70.8	$36
Granted	11.8	$44
Exercised	(19.3)	$31
Cancelled / Forfeited (a)	(12.1)	$37

Outstanding at September 30 (b)	51.2	$21	6 years	$158.9

Options exercisable at September 30 (b)	41.8	$20	6 years	$156.8

(a)	Includes awards held by Western Union employees that were cancelled as a result of the spin-off.
(b)	The weighted-average exercise price at September 30, 2006 has been adjusted to reflect the impact of the spin-off based on the adjustment ratio discussed above.

The total intrinsic value of stock options exercised during the nine months ended September 30, 2006 and 2005 was $290.5 million and $117.4 million, respectively. As of September 30, 2006, there was approximately $70 million of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of 3.5 years.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The Company received $656.7 million and $218.8 million in cash proceeds related to the exercise of stock options and ESPP purchases during the nine months ended September 30, 2006 and 2005, respectively. In addition, the Company realized total tax benefits from stock option exercises of $105.5 million and $33.5 million for the nine months ended September 30, 2006 and 2005, respectively, which were recorded as increases to the “Additional paid-in capital” line item of the Consolidated Balance Sheets. The adoption of SFAS 123R also resulted in reflecting the excess tax benefit from the exercise of stock-based compensation awards in cash flows from financing activities. For the nine months ended September 30, 2006, the excess tax benefit from stock-based compensation awards of $58.5 million was reflected as a use of cash in cash flows provided by operating activities and a source of cash in cash flows used in financing activities in the Consolidated Statements of Cash Flows. Also upon adoption, the Company followed the provisions of SFAS 123R to calculate its pool of excess tax benefits available to absorb write-offs of deferred tax assets in subsequent periods. At September 30, 2006, the balance of this pool was approximately $175 million.

Upon the exercise of stock options, shares of common stock are issued from treasury stock. The Company maintains a systematic buyback program with its purchasing agent. The Company has set up a graduated scale of shares to purchase based on the number of shares currently held in treasury stock.

Restricted Stock Awards and Restricted Stock Units

During the first quarter of 2006, the Company implemented a new incentive compensation plan for certain employees which provides for the issuance of 900,000 restricted stock awards or restricted stock units upon the achievement of certain performance criterion that were met in the third quarter. The awards will vest at 33% per year on the anniversary date of the grant. The fair value of the awards granted in February 2006 was measured based on the market value of the shares on the date of grant and is being amortized over three years. Through the nine months ended September 30, 2006, 55,151 of these restricted stock awards had been forfeited or cancelled.

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

In February 2004, the Company awarded 460,000 shares of restricted stock to executive officers. The stock awards vest, if the executive officers are still employed by the Company at the time, on the earlier of (i) February 25, 2009 or (ii) at any time after February 25, 2007 if on each trading day during the previous 30-day period the highest intra-day trading price of the Company’s common stock on the New York Stock Exchange is equal to or greater than $38.1181 per share. Vesting may be accelerated pursuant to the terms of the 2002 Long-Term Incentive Plan. The fair value of the 2004 grant of $18.8 million was measured based on the market value of the shares on the date of grant and is being amortized over five years. As noted above, the vesting of Mr. Fote’s 2004 stock awards was also accelerated and all associated unamortized expense was recognized.

Through the nine months ended September 30, 2006, 150,000 and 100,000 of the 2005 and 2004 restricted stock awards, respectively, had been forfeited or cancelled. The above noted restricted stock awards include approximately 0.3 million shares held by Western Union employees since they were not cancelled until October 2006.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

A summary of FDC restricted stock award and restricted stock unit activity as of September 30, 2006 is as follows (awards/units in millions):

	2006
	Awards/Units	Weighted- Average Grant-Date Fair Value
Non-vested at January 1	0.7	$41
Granted	1.1	$46
Vested	(0.1)	$40
Forfeited	(0.1)	$42

Non-vested at September 30 (a)	1.6	$24

(a)	The weighted-average grant-date fair value at September 30, 2006 has been adjusted to reflect the impact of the spin-off based on the adjustment ratio discussed above.

The total fair value of shares vested (measured as of the date of vesting) during the nine months ended September 30, 2006 and 2005 was $2.7 million and $1.0 million, respectively. As of September 30, 2006, there was appproximately $34 million of total unrecognized compensation cost related to non-vested restricted stock awards and restricted stock units which is expected to be recognized over a weighted-average period of three years.

Note 13: Derivative Financial Instruments

As discussed in Note 1 of this Form 10-Q and Note 8 in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005, the Company used derivative instruments, principally interest rate swaps, to mitigate cash flow risks with respect to forecasted transactions (commission payments). As discussed in Note 1, these derivative instruments did not meet the documentation requirements of “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) to qualify for hedge accounting. Accordingly, such derivative instruments were marked-to-market through the Consolidated Statements of Income. In September 2006, the Company terminated most of the above noted interest rate swaps and entered into new interest rate swaps that qualify for hedge accounting under SFAS 133. These new interest rate swaps were entered into to mitigate fair value risk related to changes in interest rates associated with long-term investments in the Company’s official check business’ investment portfolio and were designated as fair value hedges. Changes in the fair value of these interest rate swaps that are designated and qualify as fair value hedges are recorded immediately in earnings along with the corresponding changes in fair values of the hedged items.

During 2004 and 2005 the Company entered into interest rate swap agreements to hedge the exposure of changes in fair value related to certain of the investments in its long-term investment portfolio associated with its official check business. During September 2006 the Company entered into the additional interest rate swaps noted in the preceding paragraph to hedge additional investments. The portfolio supports the outstanding payment instruments of the official check business. The Company categorizes these investments as available for sale and has from time to time sold certain of these investments. Therefore, the Company is exposed to changes in the fair value of the investments as a result of changes in interest rates, which is the specific risk being hedged using benchmark interest rates. Changes in the fair value of the interest rate swaps will offset changes in the fair value of the investments. Accordingly, there is no ineffectiveness related to these interest rate swaps. The aggregate notional amount of these interest rate swaps was $7.6 billion at September 30, 2006, and the swaps were carried as a net asset at a fair value of $35.4 million as of that date.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ITEM 2.

Overview

First Data Corporation (“FDC” or “the Company”), with headquarters in Greenwood Village, Colorado, operates electronic commerce businesses providing services that include merchant transaction processing and acquiring services; credit, retail and debit card issuing and processing services as well as official check issuance and check guarantee and verification services.

Segment Realignment

In November 2005, Charles T. Fote, the Chief Executive Officer, President and Chairman of the Board of Directors of FDC, retired. Henry C. Duques was named the Company’s Chief Executive Officer in November 2005 and became the Chairman of the Board of Directors on January 1, 2006. In connection with this change in leadership, changes were made to the Company’s senior management and organization of the business. Beginning in 2006, the chief operating decision maker, which is the Company’s Executive Committee consisting of the Chief Executive Officer and Executive Vice Presidents, began making strategic and operating decisions with regards to assessing performance and allocating resources based on a new segment structure which includes four business segments: First Data Commercial Services, First Data Financial Institution Services, First Data International and Integrated Payment Systems. A summary of these segments follows:

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

Financial Statement Restatement

On August 22, 2006, management of FDC and the Audit Committee of its Board of Directors made the decision to restate the Company’s previously issued Consolidated Financial Statements for the years ended December 31, 2005, 2004 and 2003 as well as the three and six months ended June 30, 2006 and 2005. The Company arrived at this decision after an

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

extensive review of its accounting for derivatives. The restatement pertains to the initial documentation for certain derivative instruments relating to the Company’s interest rate swaps associated with its official check business, included in the Integrated Payment Systems segment, which the Company determined did not meet the requirements to qualify for hedge accounting. The Company also restated for foreign currency forward contracts associated with its Western Union business for similar reasons; however, this will not be discussed further herein as Western Union is now included in discontinued operations.

The Company has historically used derivative instruments to mitigate the financial impact resulting from changes in interest rates. The interest rate swaps associated with the official check business were used to hedge its commission payment obligation. The Company historically applied hedge accounting to these derivatives, which produced financial statement results that were consistent with the economics of these transactions; however, the Company determined that its hedge documentation was not adequate at the inception of the derivative agreements to qualify for hedge accounting. As a result, changes in the fair market value of these derivative instruments are now recognized in the Consolidated Statements of Income in the “Investment gains and (losses)” line. Previously, changes to the fair value of these derivative instruments were recognized in the “Other comprehensive income” line in the Consolidated Balance Sheets and did not directly impact net income. Additionally, any previously realized amounts associated with these derivatives have been reclassified out of revenue into the “Investment gains and (losses)” line. This change has resulted in volatility in net income for the periods presented.

In September 2006, the Company terminated most of the above noted interest rate swaps and entered into new interest rate swaps that qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). These new interest rate swaps were entered into to mitigate fair value risk related to changes in interest rates associated with long-term investments in its official check business’ investment portfolio and were designated as fair value hedges. Changes in the fair value of these interest rate swaps that are designated and qualify as fair value hedges are recorded immediately in earnings along with the corresponding and offsetting changes in fair values of the hedged items. The above noted actions will alleviate the volatility in net income noted in the previous paragraph beginning in the fourth quarter.

Spin-off of Western Union

On September 29, 2006, the Company separated its Western Union money transfer business into an independent, publicly traded company through a spin-off of 100% of Western Union to FDC shareholders in a transaction intended to qualify for tax-free treatment (“the spin-off”). The Company received a favorable ruling from the Internal Revenue Service with respect to the spin-off, which assumed, among other things, the accuracy of the representations made by FDC with respect to certain matters on which the Internal Revenue Services does not rule. The shareholders now have separate ownership interests in FDC and Western Union. The new Western Union Company consists of the consumer-to-consumer and consumer-to-business money transfer businesses (including the Western Union, Vigo, and Orlandi Valuta brands) and related businesses. FDC and Western Union are independent and have separate public ownership, boards of directors and management. To facilitate Western Union’s separation from FDC, FDC is providing certain services to Western Union during a transition period. Additionally, the Company and Western Union entered into commercially reasonable service agreements.

Immediately prior to the spin-off, Western Union transferred $1 billion of Western Union notes and $2.5 billion in cash to FDC. On September 29, 2006 the Company exchanged these Western Union notes for FDC debt (commercial paper) held by investment banks (“the debt-for-debt exchange”). Within several months after the spin-off, the Company anticipates repaying debt with the $2.5 billion of cash received from Western Union.

In connection with the distribution by the Company of all of the outstanding shares of common stock of Western Union to the stockholders of the Company, the Company entered into certain agreements with Western Union to govern the terms of the spin-off and to define the ongoing relationship between FDC and Western Union following the spin-off. The Company effected the contribution to Western Union of the subsidiaries that operate Western Union’s business and related assets on an “as is, where is” basis without any representations or warranties. The Company generally has not retained any of the liabilities associated with the subsidiaries or assets contributed to Western Union, and Western Union and the contributed subsidiaries have agreed to perform and fulfill all of the liabilities arising out of the operation of the contributed money transfer and consumer payments businesses. Western Union also has indemnified the Company for taxes attributable to Western Union with respect to periods before the spin-off.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

In addition, the Company entered into a Tax Allocation Agreement with Western Union that sets forth the rights and obligations of the Company and Western Union with respect to taxes and other liabilities that could be imposed as a result of a final determination by the Internal Revenue Service that is inconsistent with the anticipated tax consequences, as set forth in the private letter ruling received by the Company from the Internal Revenue Service, in connection with the spin-off. The Company is liable for any such taxes or liabilities attributable solely to actions taken by or with respect to the Company. In addition, the Company is liable for 50% of any such taxes or liabilities (with Western Union being liable for the other 50%) (i) that would not have been imposed but for the existence of both an action by Western Union and an action by the Company or (ii) where Western Union and the Company each take actions that, standing alone, would have resulted in the imposition of such taxes or liabilities.

Discontinued Operations

The historic results of operations of the Western Union Company and of Primary Payment Systems (“PPS”) and IDLogix are presented as discontinued operations due to the spin-off and sale, respectively, of these entities. All prior period amounts presented in the financial statements and management’s discussion and analysis have been adjusted to reflect this discontinued operation presentation. Descriptions of these transactions are provided below.

Discontinued operations for the three and nine months ended September 30, 2006 also include non-recurring separation costs related to the spin-off of Western Union of approximately $36 million and $47 million, pretax, respectively. These non-recurring separation costs include investment banker fees, external legal and accounting fees to affect the spin-off, costs to separate information systems and consulting costs incurred to assist in managing the spin-off.

2006 Financial Summary

Significant financial and other measures for the three and nine months ended September 30, 2006 include:

•	Total revenues increased 9% and 6% from the same periods in 2005 for the three and nine months ended September 30, 2006, respectively, with Commercial Services segment revenue growing 10% for both periods and First Data International segment revenue growing 45% and 37% for the same periods, respectively.

•	Cash flows from continuing operating activities increased 1% to $1,052.8 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. During the first nine months in 2006, the Company disbursed $277.6 million for current year business and portfolio acquisitions and $196.6 million in capital expenditures.

•	For the three and nine-month periods ended September 30, 2006 compared to the same periods in 2005, domestic merchant transactions increased 13% to 6.5 billion and 13% to 18.6 billion; domestic debit issuer transactions increased 23% to 2.4 billion and 18% to 6.9 billion; and international transactions increased 73% to 1.2 billion and 81% to 3.2 billion, respectively.

Business Developments

In late June 2006, the Company’s Financial Institution Services segment converted the Citi/Sears Retail Private Label and the Citi/Sears MasterCard accounts onto its processing platform.

In July 2006, the Company announced an agreement to settle its legal dispute with Visa USA, Inc. (“Visa”) over the processing of Visa payment card transactions. The Company and Visa agreed to work together on various product and business development initiatives which could provide mutual benefit to them and improve the electronic payments industry. Visa will provide financial support for these initiatives. As a result of the settlement, the Company recognized a benefit of approximately $45 million in the third quarter in the “Litigation and regulatory settlements” line item of the Consolidated Statements of Income. The Company also agreed to transition all transactions being intra-processed on the Company’s Omaha platform to Visa’s system, and to route all future Visa-branded transactions through VisaNet subject to certain exceptions.

Also in July 2006, the Company announced the signing of an agreement with Discover Financial Services LLC, a business unit of Morgan Stanley, whereby FDC will offer Discover Network card acceptance as part of an integrated service to small and medium-sized merchants. First Data sales channels will have full responsibility for pricing, processing, settlement, risk management and customer service for the merchant accounts. First Data began pilot programs during the third quarter of 2006 in selected geographic areas and expects to offer the solution on a wider scale during the fourth quarter of 2006.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

In September 2006, the Company signed a strategic, long-term agreement with Barclaycard to provide credit card and loans processing for Barclaycard’s new partnership programs in the U.K. on the Company’s VisionPLUS processing platform.

2006 Acquisitions and Dispositions

•	The Company created a joint venture in January 2006 with Banca Nazionale del Lavoro (“BNL”) to provide merchant acquiring services for Italian merchants. The Company has a 49% ownership interest in the alliance and accounts for it under the equity method of accounting within the First Data International segment.

•	In March 2006, the Company acquired substantially all the assets of ClearCheck, Inc. (“ClearCheck”), a full-service provider of return check management systems for major retailers and supermarkets across the United States. ClearCheck is reported as part of the First Data Commercial Services segment.

•	In April 2006, the Company acquired the remaining interest of approximately 20% in its First Data International Korea (“FDIK”) subsidiary which is part of the First Data International segment. In August 2006, the Company increased its ownership interest in its consolidated subsidiary OMNIPAY from approximately 47% to approximately 69% through a buyout of management shareholders. OMNIPAY is part of the First Data International segment.

•	In June 2006, the Company acquired Gesellschaft fur Zahlungssysteme (“GZS”), a German processor of cashless, card-based payment transactions. GZS is reported as part of the First Data International segment. As part of the acquisition, the Company acquired Easycash, a network solutions provider and a 100% owned subsidiary of GZS. As a condition for approval of the acquisition of GZS by FDC, the German Federal Cartel Office (“FCO”) has required that FDC sell the Easycash subsidiary of GZS. Easycash is involved in the business of point-of-sale terminal deployment and currently competes directly with FDC’s subsidiary TeleCash GmbH and Co. KG. After its competition review, the FCO required that Easycash be divested within an agreed upon timeframe. Additionally, the FCO has required that the Easycash business be held legally and economically separate from the GZS business and any and all FDC businesses and continue to be run in a manner similar to its operations prior to the date FDC acquired Easycash. In addition, FDC was required to surrender all Easycash shareholder rights other than its claim to earnings. Due to this agreement and these requirements, FDC treats the Easycash business as “Assets held for sale and spin-off” on its Consolidated Balance Sheets and recognizes income, if any, from Easycash when such income is distributed to FDC. On November 2, 2006, the Company announced an agreement to sell 100% of Easycash to Warbug Pincus, a global private equity firm. The completion of the transaction is subject to regulatory approval and is expected to close in the fourth quarter.

•	In July 2006, the Company sold the majority of its ownership interest in its subsidiaries PPS and IDLogix to five national financial institutions to form Early Warning Services, LLC. FDC’s interest in Early Warning Services is reflected in the “Other assets” line item of the Consolidated Balance Sheets. The historical results of operations for PPS and IDLogix are classified as discontinued operations. Additionally, the approximate $1 million net of tax gain recognized on the sale is also included in discontinued operations.

•	In August 2006, the Company acquired Peace Software (“Peace”), a Customer Information System product company that develops advanced software for managing utility billing and customer care. Peace is reported as part of the First Data Financial Institution Services segment.

•	In August 2006, the Company signed an agreement to acquire Argencard, a provider of card issuing and merchant acquiring services in Argentina and Uruguay for a purchase price of approximately $200 million. The transaction is pending regulatory approval and is expected to close in the fourth quarter. Argencard will be reported as part of the First Data International segment.

•	In October 2006, the Company signed an agreement to sell its subsidiary Taxware LP (“Taxware”) to ADP(R) Employer Services, a division of Automatic Data Processing, Inc. for approximately $125 million in cash. The Company will recognize a gain on the transaction which is expected to close in the fourth quarter. The Company owns 75% of Taxware and currently reports it in All Other and Corporate.

Adoption of SFAS 123R

The Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), following the modified prospective method effective January 1, 2006. SFAS 123R requires all share-based payments to employees to be recognized in the income statement based on their respective grant date fair values over the corresponding service periods and also requires an estimation of forfeitures when calculating compensation expense. SFAS 123R expense

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

had a basic and diluted EPS impact of $0.01 and $0.04 on the Company’s results of operations for the three and nine months ended September 30, 2006, respectively. Stock-based compensation accounted for under SFAS 123R is expected to impact earnings per share from continuing operations by approximately $0.06 for the full year 2006 absent any changes to the current compensation structure. Included in this expectation is a new incentive compensation plan implemented in the first quarter 2006 for certain employees which provides for the issuance of restricted stock awards or restricted stock units upon the achievement of certain performance criterion which were met in the third quarter. Such awards and units vest over three years.

Prior to the adoption of SFAS 123R, the Company followed APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in its accounting for stock compensation. Stock compensation expense recognized in 2005 impacted net income by $11.3 million resulting from restricted stock expense and the effect of accelerated vesting of certain stock options (see discussion below) and restricted stock awards.

In December 2005, the Company accelerated vesting of all outstanding unvested stock options granted by the Company to its officers and employees under the Company’s 2002 Long-Term Incentive Plan. The decision to accelerate the vesting of these stock options was made primarily to reduce share-based compensation expense that otherwise likely would be recorded in future periods following the Company’s adoption of SFAS 123R. The Company recognized compensation expense from continuing operations of $9.7 million during the fourth quarter of 2005 related to accelerated vesting.

Refer to Note 12 of the Company’s Consolidated Financial Statements in Item 1 for a complete discussion of the Company’s stock-based compensation plans and the adoption of SFAS 123R.

Results of Operations

The following discussion for both results of continuing operations and segment results refers to the three and nine months ended September 30, 2006 versus the same periods in 2005. As discussed above in “Overview,” results of continuing operations reflect the financial statement restatement, segment realignments and discontinued operations. Consolidated results should be read in conjunction with segment results, which provide more detailed discussions concerning certain components of the Consolidated Statements of Income. All significant intercompany accounts and transactions have been eliminated in the Consolidated Statements of Income.

Consolidated Results

	Three months ended September 30,				Change
(in millions)	2006	% of Total Revenue	2005	% of Total Revenue	Amount	%
Revenues:
Transaction and processing service fees	$1,291.5	72%	$1,169.0	71%	$122.5	10%
Investment income, net	(37.3)	(2)%	(13.7)	(1)%	(23.6)	NM
Product sales and other	178.0	10%	178.1	11%	(0.1)	0%
Reimbursable debit network fees, postage and other	363.8	20%	317.4	19%	46.4	15%

	$1,796.0	100%	$1,650.8	100%	$145.2	9%

Expenses:
Cost of services	$786.6	44%	$716.9	43%	$69.7	10%
Cost of products sold	76.9	4%	76.3	5%	0.6	1%
Selling, general and administrative	300.5	17%	264.1	16%	36.4	14%
Reimbursable debit network fees, postage and other	363.8	20%	317.4	19%	46.4	15%
Other operating expenses, net	(28.4)	(2)%	30.2	2%	(58.6)	NM

	$1,499.4	83%	$1,404.9	85%	$94.5	7%

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

	Nine months ended September 30,				Change
(in millions)	2006	% of Total Revenue	2005	% of Total Revenue	Amount	%
Revenues:
Transaction and processing service fees	$3,683.3	71%	$3,448.5	71%	$234.8	7%
Investment income, net	(96.6)	(2)%	(12.0)	0%	(84.6)	NM
Product sales and other	529.4	10%	482.7	10%	46.7	10%
Reimbursable debit network fees, postage and other	1,062.9	21%	943.8	19%	119.1	13%

	$5,179.0	100%	$4,863.0	100%	$316.0	6%

Expenses:
Cost of services	$2,272.6	44%	$2,143.5	44%	$129.1	6%
Cost of products sold	221.3	4%	199.5	4%	21.8	11%
Selling, general and administrative	862.0	17%	780.7	16%	81.3	10%
Reimbursable debit network fees, postage and other	1,062.9	21%	943.8	19%	119.1	13%
Other operating expenses, net	(23.6)	(1)%	50.7	2%	(74.3)	NM

	$4,395.2	85%	$4,118.2	85%	$277.0	7%

NM – Not Meaningful

Operating revenues overview

The following provides highlights of revenue growth while a more detailed discussion is included in the “Segment Results” section below:

Transaction and processing service fees

•	First Data Commercial Services segment–Revenue increased for the three and nine months mostly due to internal growth of existing clients, increased transaction volumes, new alliances and pricing initiatives. TeleCheck negatively impacted this growth rate.

•	First Data Financial Institution Services segment–Revenue increased slightly for the third quarter of 2006 due primarily to the anniversary of the previously mentioned deconversions in July. Revenue decreased for the first nine months of 2006 due to the impact of deconversions that occurred in 2005 and price compression offset partially by growth from existing clients and new business.

•	First Data International segment–Revenue increased during the third quarter and full nine months most significantly from acquisitions as well as internal growth of existing clients.

Investment income, net

•	The decrease in investment income during the three and nine-month periods in both 2006 and 2005 was driven by the Integrated Payment Systems segment’s official check business. Rising interest rates caused commissions paid to official check agents to increase. The Company anticipates its establishment of new hedge instruments at the end of the third quarter 2006 as discussed above in “Overview” will reduce the investment income volatility going forward in the fourth quarter 2006 and in 2007. Investment earnings growth at Commercial Services during the three and nine months ended September 30, 2006 resulting from increased interest rates partially offset the decline caused by the official check business.

Product sales and other

•	Products sales and other remained flat for the third quarter 2006 over the third quarter 2005. Increased terminal sale and leasing revenue and revenue from 2005 acquisitions were offset for the three months and partially offset for the nine months by a decrease resulting from contract termination fees received in 2005 in the Financial Institution Services segment. Contributing to the increase in revenue for the nine-month period is an increase in patent royalty fees.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Reimbursable debit network fees, postage and other

•	The increases in reimbursable debit network fees, postage and other revenue and the corresponding expense for the three and nine-month periods largely were due to increases in debit network fees resulting from higher transaction volumes and rate increases imposed by the debit networks. Postage revenue increased for the year in comparison to the same periods in 2005 as new business and the postage rate increase in January 2006 partially were offset by lost business.

Operating expenses overview

Cost of services

•	The majority of the increase in cost of services for the three and nine months was attributable to the first year results of international acquisitions. Also contributing to the increase for both periods was compensation expense related to stock options and the employee stock purchase plan (“ESPP”) recognized since the adoption of SFAS 123R on January 1, 2006. Additionally, the Company recorded higher incentive compensation accruals in the three and nine months in 2006 in comparison to the same periods in 2005. Partially offsetting these increases were lower costs due to client deconversions. Cost of services, as a percentage of transaction and processing service fee revenue, decreased slightly for the three and nine-month periods as a result of the items noted above. The Company continues to focus on improving its cost structure to remain competitive in its markets and to realign the costs and operating structure for the new First Data.

Cost of products sold

•	Cost of products sold remained relatively flat for the three months in comparison to 2005 as the result of increases in costs associated with the sale and leasing of terminals being offset by lower contract termination fees recognized in 2006 versus 2005. The increase during the nine-month period was attributable to increases in costs associated with the sale and leasing of terminals, as well as the inclusion of the 2005 international acquisitions, partially offset by contract termination fees in 2005.

Selling, general and administrative

•	Selling, general and administrative expenses increased for the three and nine months ended September 30, 2006 compared to the same periods in 2005 due to the results of 2006 and 2005 acquisitions, expenses related to stock options and the ESPP, and increases in other employee-related expenses. The Company recorded higher incentive compensation accruals in the three and nine months in 2006 in comparison to 2005. Selling, general and administrative expenses, as a percentage of transaction and processing service fee revenue, increased slightly for the three and nine months compared to the same periods in the prior year. Also contributing to the increase were costs incurred for third party consultants engaged to assist in re-aligning the cost and operating structure for the new First Data, as well as to assess costs of corporate shared service functions and global technology functions, including data centers.

Other operating expenses, net

Other operating expenses related to restructuring, asset impairments, litigation and regulatory settlements and other charges totaled a benefit of $28.4 million and a charge of $30.2 million for the three months ended September 30, 2006 and 2005, respectively, and a benefit of $23.6 million and a charge of $50.7 million for the corresponding nine-month periods.

2006 Activities

Associated with the realigning of costs and operating structure noted above, a Company initiative to reduce operating costs to the appropriate level after the spin-off and certain business driven restructurings, the Company recorded restructuring charges comprised of severance totaling $12.8 million and facility closures totaling $1.5 million for the nine months ended September 30, 2006. Severance charges resulted from the termination of approximately 400 employees across the organization, representing all levels of employees and approximately 1% of the Company’s workforce. The Company estimates cost savings resulting from 2006 restructuring activities of approximately $3 million in 2006 and $22 million on an annual basis.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

The Company initiative to reduce operating costs noted above will continue through the fourth quarter 2006 which will result in additional restructuring charges and the Company will incur expenses to redeem debt in the same period. The Company anticipates the realignment may continue through 2007 and associated actions may result in additional restructuring charges in 2007.

The Company reversed $0.8 million and $2.7 million of prior period restructuring accruals during the three and nine months ended September 30, 2006, respectively.

During the third quarter 2006, the Company recorded a benefit of approximately $45 million due to the Visa settlement in All Other and Corporate. During the second quarter of 2006, excess litigation accruals in the Commercial Services segment totaling $7.5 million were released. The Company recorded minority interest expense of $3.5 million associated with the release in the Commercial Services segment. The settlement and accrual release were partially offset by a first quarter 2006 $15.0 million settlement associated with a patent infringement lawsuit against TeleCheck, clearing all past and future claims related to this litigation and a third quarter 2006 charge of $2.7 million related to the settlement of a claim within All Other and Corporate.

The following table summarizes the Company’s utilization of restructuring accruals from continuing operations for the nine months ended September 30, 2006 (in millions):

	Employee Severance	Facility Closure
Remaining accrual at January 1, 2006	$66.2	$2.8
Expense provision	12.8	1.5
Cash payments and other	(51.1)	(3.0)
Changes in estimates	(2.7)	—

Remaining accrual at September 30, 2006	$25.2	$1.3

2005 Activities

Restructuring charges in 2005 were comprised substantially of severance totaling $13.4 million resulting from the termination of approximately 280 employees during the second and third quarters of 2005, the majority of which were in the Financial Institution Services segment, representing all levels of employees and approximately 1% of the Company’s workforce. Most of the severance charges were incurred to adjust the cost structure to better align with the reduced revenue resulting from the deconversion of the JPMorgan Chase credit accounts in July 2005. Charges also were incurred related to the closure of facilities in Maitland, Florida and the United Kingdom. The Company reversed $2.8 million of prior period restructuring accruals related to changes in estimates regarding severance costs from restructuring activities that occurred from 2002 through 2004.

In June 2005, Simpay Limited, the only client of First Data Mobile Payments, announced and executed a plan to cease operations. As a result, the Simpay product solutions supporting interoperable mobile payments would not be launched as planned. Based on these developments and the completion of strategic review in August 2005, the Company significantly reduced the scale of its operations. These actions and the reduced business outlook led the Company to record asset impairment charges of approximately $27.6 million in the third quarter related to goodwill and other assets in All Other and Corporate.

Also through September 30, 2005, the Company incurred other charges related to the reimbursement to certain clients for the misallocation of certain pass-through billings related to prior years, the majority of which related to 2004. The misallocations have no impact on prior period expenses.

Interest income

Interest income increased for the three and nine months ended September 30, 2006 compared to the same periods in 2005 due to an increase in cash in the third quarter 2006 mostly resulting from the increase in cash balances due to the issuance of commercial paper to enable the debt-for-debt exchange in the spin-off as described above and to fund repayment of notes between the Company and Western Union. Interest income also increased due to increased interest rates, and increased cash and cash equivalent balances as the result of the Company positioning itself to be as cash flexible as possible in preparation for the spin-off. Although the Company has an increased cash balance due to the $2.5 billion cash transfer from Western Union described above, interest income in the fourth quarter of 2006 is expected to be relatively consistent with the third quarter since the balance will not be maintained at that level throughout the fourth quarter.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Interest expense

Interest expense increased for the three and nine-month periods in 2006 as a result of an increase in commercial paper as noted above, higher interest rates and, less significantly, higher average debt balances during the first four months of the year related to the issuance of $1 billion in debt in May 2005. As noted above in the “Overview”, $1 billion of commercial paper was extinguished in a debt-for-debt exchange on September 29, 2006. Also, the $2.5 billion cash transfer received from Western Union described above will be used to repay debt over the next several months. These actions are expected to cause interest expense to decrease in the fourth quarter.

Investment gains and losses, net

As discussed above in “Overview,” the Company restated its financial statements to recognize in earnings the realized derivative amounts, previously reported in revenue, and unrealized changes in derivative values, previously reported in other comprehensive income, related to interest rate swaps associated with its official check business. These earnings are reflected in the “Investment gains and losses” line item in the Consolidated Statements of Income.

The Company recognized a net investment loss of $145.0 million and net investment gain of $33.7 million for the three and nine months ended September 30, 2006, respectively, compared to net investment gains of $128.9 million and $36.7 million for the comparable periods in 2005, associated with interest rate swaps not qualifying for hedge accounting. The majority of the change between periods was driven by varying interest rates which impacted the value of derivatives as well as net settlements with derivative counterparties. Also, during the second quarter of 2006, the Company recognized a gain of $10.5 million on the redemption of MasterCard stock, and, additionally recognized gains on other strategic investments during both the second and third quarters of 2006. During the first nine months of 2005, the Company also recognized a gain of $21.4 million on the sale of CheckFree Corporation common stock, net of charges to exit the related hedging instruments, as well as gains on the sales of other strategic investments.

At the end of the third quarter of 2006, the Company terminated most of the above noted interest rate swaps. The Company then entered into new interest rate swaps that are designated as fair value hedges of investments held within the Integrated Payment Systems’ investment portfolio. The changes in fair value of these new interest rate swaps will be reflected as a component of “Investment Income, net” within the Integrated Payment Systems segment as will the corresponding and offsetting changes in fair values of the hedged instruments.

Divestitures, net

During the nine months ended September 30, 2006, the Company recognized gains on the sale of land, corporate aircraft, other assets and the assets of the Company’s auction payments business offset by the loss on the sale of a small business. During the nine months ended September 30, 2005, the Company recognized gains on the sale of two small businesses and reversed approximately $4.2 million of divestiture accruals due to the expiration of certain contingencies.

Income taxes

FDC’s effective tax rate on pretax income from continuing operations, which have been restated from those previously reported due to the financial statement restatement discussed above in “Overview”, was 3.7% and 21.3% for the three and nine months ended September 30, 2006 and 24.2% and 21.6% for the same periods in 2005, respectively. The third quarter effective tax rate was low due to the tax free interest income from the IPS municipal bond portfolio being a larger portion of the income from continuing operations which decreased as a result of the losses recognized in income associated with the interest rate swaps that did not qualify for hedge accounting. The effect of these losses impacted the effective tax rate from continuing operations by nearly 18 percentage points for the three-month period. The effective tax rate from continuing operations for the nine-month period ended September 30, 2006 was only minimally impacted by the interest rate swaps which netted to a relatively small gain during the period. For the three and nine-month periods ended September 30, 2005, the impact of the interest rate swaps on the effective tax rates was an increase of 7 and 2 percentage points, respectively. The tax free interest income from the IPS municipal bond portfolio most significantly impacted the effective tax rate from continuing operations in comparison to the statutory tax rate by approximately 28 and 15 percentage points for the three and nine months ended September 30, 2006, respectively. It has a larger impact on the effective tax rate from continuing operations than it did on the overall effective tax rate prior to the spin-off because such income is a larger portion of the income from continuing operations. All other factors affecting the effective tax rate from continuing

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

operations were relatively consistent from period to period. The calculation of the effective tax rate includes most of the equity earnings in affiliates and minority interest in pretax income. Most of the minority interest and equity earnings relate to entities that are considered pass-through entities for income tax purposes. The Company anticipates the effective tax rate from continuing operations for the full year 2006 to be just under 22%.

To address certain tax aspects of a 2003 legal restructuring of Western Union’s international operations, the Company, prior to the spin-off of Western Union, had been in discussions with the Internal Revenue Service (“IRS”) pursuant to the IRS’s Advanced Pricing Agreement, or “APA,” Program. Under the terms of the Tax Allocation Agreement entered into between the Company and Western Union in connection with the spin-off (see Item 6, Exhibit 10.1), Western Union generally has the right following its spin-off from the Company to control tax audits and other proceedings with taxing authorities relating to its legal entities and business activities, including the APA matter. The Company understands that Western Union has not been able to conclude an arrangement acceptable to it through the APA Program and, therefore, expects that the tax aspects of the 2003 legal restructuring will be addressed as part of the ongoing federal income tax audit of the Company and Western Union (as a former member of the Company’s federal affiliated tax group). Prior to the spin-off of Western Union, a contingency reserve had been established relating to the 2003 legal restructuring. Since under the tax Allocation Agreement Western Union is responsible for any tax liabilities that may arise with respect to matters relating to its legal entities and business activities, including the 2003 legal restructuring, the contingency reserve transferred with Western Union at the time of the spin-off, along with the responsibility to review and adjust the reserve as necessary. With respect to the 2003 legal restructuring, any difference from the position as recorded in the Company’s financial statements for years 2003-2005 and 2006 through the spin-off date and the final resolution of the matter will be reflected as a part of income tax expense in the period during which the issue is resolved, as reduced by indemnification payments due from Western Union under the Tax Allocation Agreement. In view of the Company’s rights under the Tax Allocation Agreement, the Company does not anticipate any incremental income tax expense to occur and is not reserving for such expense.

Minority interest

Minority interest expense was relatively flat for the three-month period and increased for the nine-month period. The increase for the nine-month period is due to a minority interest expense recognized in the second quarter 2006 related to the reversal of a 2004 litigation accrual in the Commercial Services segment. Minority interest also increased due to acquisitions as well as increased earnings in several other businesses that have minority interest holders.

Equity earnings in affiliates

The increase in equity earnings in affiliates for both the three and nine-month periods resulted from increased transaction volume most significantly associated with the Company’s merchant alliances.

Diluted earnings per share

Diluted EPS from continuing operations decreased in the three-month period and increased in the nine-month period ended September 30, 2006 compared to the same periods in 2005, respectively, due to the items noted above as well as a reduction in the weighted-average shares outstanding resulting most significantly from the Company purchasing shares of common stock under its stock repurchase program during 2005.

Segment Results

For a detailed discussion of the Company’s principles regarding its operating segments, refer to “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

First Data Commercial Services Segment Results

	Three months ended September 30,				Change
(in millions)	2006	% of Segment Revenue	2005	% of Segment Revenue	Amount	%
Revenues:
Transaction and processing service fees	$578.5	55%	$542.3	56%	$36.2	7%
Check services	77.8	7%	80.7	8%	(2.9)	(4)%
Product sales and other	100.0	9%	90.7	9%	9.3	10%
Reimbursable debit network fees, postage and other	209.2	20%	174.3	18%	34.9	20%
Equity earnings in affiliates	76.6	7%	65.6	7%	11.0	17%
Other revenue	14.5	2%	9.1	2%	5.4	59%

Total revenue	$1,056.6	100%	$962.7	100%	$93.9	10%

Operating profit	$294.1		$240.3		$53.8	22%
Operating margin	28%		25%		3pts
Key indicators:
Domestic merchant transactions (a)	6,470.6		5,715.8		754.8	13%

	Nine months ended September 30,				Change
(in millions)	2006	% of Segment Revenue	2005	% of Segment Revenue	Amount	%
Revenues:
Transaction and processing service fees	$1,644.9	54%	$1,564.3	57%	$80.6	5%
Check services	233.9	8%	243.0	9%	(9.1)	(4)%
Product sales and other	295.9	10%	254.2	9%	41.7	16%
Reimbursable debit network fees, postage and other	599.2	20%	494.0	18%	105.2	21%
Equity earnings in affiliates	208.4	7%	169.6	6%	38.8	23%
Other revenue	39.0	1%	22.3	1%	16.7	75%

Total revenue	$3,021.3	100%	$2,747.4	100%	$273.9	10%

Operating profit	$786.0		$631.7		$154.3	24%
Operating margin	26%		23%		3pts
Key indicators:
Domestic merchant transactions (a)	18,623.6		16,448.2		2,175.4	13%

(a)	Domestic merchant transactions include acquired Visa and MasterCard credit and signature debit, PIN-debit, electronic benefits transactions (“EBT”), and processed-only or gateway customer transactions at the POS. Domestic merchant transactions also include acquired ATM transactions, gateway transactions at ATMs, and STAR PIN-debit POS transactions received from other acquirers.

Summary

First Data Commercial Services segment revenue increased in the three and nine months ended September 30, 2006 driven most significantly by merchant acquiring and related services. Growth was mostly driven by internal growth of existing clients, increased transaction volumes, new alliances, pricing initiatives and increased debit network fees. TeleCheck negatively impacted growth rates. The alliance formed with Citibank in 2005 contributed approximately 1% to the segment’s revenue growth rates. In the third quarter 2006, the Company began classifying commission payments to certain independent sales organizations (“ISO”) as expense rather than netting them against revenue consistent with the Company’s accounting for other similar arrangements. This reclassification contributed approximately 1% to the segment’s revenue growth rate.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Transaction and processing service fee revenue and equity earnings in affiliates

The components of transaction and processing service fee revenue and equity earnings in affiliates for the three and nine months ended September 30, 2006 and 2005, respectively, are:

	Three months ended September 30,		Change
(in millions)	2006	2005	Amount	%
Acquiring revenue	$500.1	$454.5	$45.6	10%
Prepaid	26.4	31.3	(4.9)	(16)%
Processing revenue charged to unconsolidated merchant alliances	52.0	56.5	(4.5)	(8)%

Total transaction and processing revenue	578.5	542.3	36.2	7%
Equity earnings in affiliates	76.6	65.6	11.0	17%

Total transaction and processing revenue and equity earnings in affiliates	$655.1	$607.9	$47.2	8%

	Nine months ended September 30,		Change
(in millions)	2006	2005	Amount	%
Acquiring revenue	$1,415.2	$1,319.4	$95.8	7%
Prepaid	79.0	76.9	2.1	3%
Processing revenue charged to unconsolidated merchant alliances	150.7	168.0	(17.3)	(10)%

Total transaction and processing revenue	1,644.9	1,564.3	80.6	5%
Equity earnings in affiliates	208.4	169.6	38.8	23%

Total transaction and processing revenue and equity earnings in affiliates	$1,853.3	$1,733.9	$119.4	7%

The increase in acquiring revenue in the three and nine-month periods ended September 30, 2006 compared to the same periods in 2005 was driven by increases in transaction volume due to consumer spending at the point of sale, solid sales productivity, the alliance formed with Citibank in 2005, as well as the above noted reclassification of certain commission payments out of revenue and into expense. Also contributing to growth were improved merchant retention, the growth of new alliances and 2006 pricing initiatives. The reclassification of certain ISO commission payments noted above contributed approximately 2% to the acquiring revenue growth rate in third quarter 2006 compared to the same period in 2005.

The Company’s growth rate for PIN-debit slowed beginning in mid-2005 due to a national merchant routing a portion of its PIN-debit transactions directly to a network provider. In the third quarter 2006, the Company passed the anniversary of this routing change which benefited total segment transaction growth. One of the items driving growth in PIN-debit is transactions in the grocery, petroleum and quick service restaurant markets. Merchant PIN-debit transactions, including acquired and STAR network transactions, account for approximately 25% of total domestic merchant transactions for both the three and nine months ended September 30, 2006. The Company continues to see a shift in consumer behavior toward the use of PIN-debit cards from credit cards, signature debit cards, checks and cash.

The spread between the transaction growth rate and revenue growth rate is caused most significantly by the mix of merchants. Most of the disparity is within the segment’s portfolios of national merchants, which drive significant transaction growth and experience the most price compression. Also contributing to this spread is a lower average transaction amount due to increased usage at merchants such as quick service restaurants. The segment has historically experienced three to five percent annual price compression on average, with price compression for the national merchants being higher. The decrease in the spread from the first quarter 2006 to the second and third quarters in 2006 was due in part to the pricing initiatives and commission payment classification noted above which offset the price compression.

Although prepaid transactions increased in the third quarter 2006, prepaid revenue declined due to the timing of card shipments which was moved into the fourth quarter in 2006. Decreased processing revenue charged to unconsolidated merchant alliances for the three and nine months is largely a result of restructuring agreements associated with the Chase Paymentech Solutions, LLC and PNC Merchant Services alliances. The increase in equity earnings for the three and nine-month periods principally resulted from increased transaction volume.

Check services revenue

The decrease in check services revenue for the three and nine months ended September 30, 2006 compared to the prior year results from the general decline in the paper check guarantee volumes offset in part by increased revenues from collection services provided for a national merchant as well as the acquisition of ClearCheck in the first quarter 2006.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Product sales and other revenue

The majority of the increase in product sales and other revenues for the three and nine-month periods ended September 30, 2006 in comparison to 2005 was driven by increased point-of-sale terminal sales and leases partially offset by decreases in professional services revenue.

Reimbursable debit network fees, postage and other

The increase in reimbursable debit network fees, postage and other for the three and nine months ended September 30, 2006 over the prior year was due to growth in debit network fees. The increase in debit network fees was driven by the continued growth of the PIN-debit transaction volumes noted above as well as rate increases imposed by the debit networks offset partially by a national merchant routing a portion of its PIN-debit transactions directly to the network provider. Debit network fees represent substantially all of the balance within this line item.

Operating profit

First Data Commercial Services segment operating profit and margins increased in the three and nine months ended September 30, 2006 compared to the same periods in 2005 due to the factors discussed above. In addition to the items noted above, the reduction of integration expenses in the three and nine months in 2006 versus comparable periods in 2005 benefited operating profit growth by approximately 12 and 13 percentage points and operating margin by approximately 3 percentage points, in both periods, respectively. Also benefiting this 2006 growth was reduced payroll expense due to fourth quarter 2005 restructuring activities. Negatively affecting operating profit growth in the three and nine months was higher incentive compensation accruals in the second and third quarters 2006 in comparison to the second and third quarters 2005 and the reduction in relative ownership percentage of PNC.

In the first quarter 2006, the Company recorded a $15.0 million settlement charge associated with a patent infringement claim against TeleCheck. This charge was excluded from the Commercial Services segment operating profit and the related growth rates discussed above and recorded as “Litigation and regulatory settlements” operating expense on the Consolidated Statements of Income.

First Data Financial Institution Services Segment Results

	Three months ended September 30,				Change
(in millions)	2006	% of Segment Revenue	2005	% of Segment Revenue	Amount	%
Revenues:
Transaction and processing service fees	$297.2	65%	$296.0	62%	$1.2	0%
Product sales and other	9.9	2%	37.1	8%	(27.2)	(73)%
Reimbursable postage and other	148.1	33%	141.2	30%	6.9	5%

Total revenue	$455.2	100%	$474.3	100%	$(19.1)	(4)%

Operating profit	$96.3		$98.6		$(2.3)	(2)%
Operating margin	21%		21%		0pts
Key indicators:
Domestic debit issuer transactions (b)	2,448.6		1,989.1		459.5	23%

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

	Nine months ended September 30,				Change
(in millions)	2006	% of Segment Revenue	2005	% of Segment Revenue	Amount	%
Revenues:
Transaction and processing service fees	$882.7	65%	$909.8	64%	$(27.1)	(3)%
Product sales and other	19.5	1%	71.8	5%	(52.3)	(73)%
Reimbursable postage and other	449.8	34%	445.4	31%	4.4	1%

Total revenue	$1,352.0	100%	$1,427.0	100%	$(75.0)	(5)%

Operating profit	$275.1		$292.3		$(17.2)	(6)%
Operating margin	20%		20%		0pts
Key indicators:
Domestic active card accounts on file (end of period)(a)
Bankcard	40.2		28.8		11.4	40%
Retail	69.4		58.3		11.1	19%

Total	109.6		87.1		22.5	26%

Domestic card accounts on file (end of period)
Bankcard	110.3		60.7		49.6	82%
Retail	323.0		247.1		75.9	31%
Debit	111.0		94.7		16.3	17%

Total	544.3		402.5		141.8	35%

Domestic debit issuer transactions (b)	6,874.2		5,822.7		1,051.5	18%

(a)	Domestic active card accounts on file include customer accounts that had a balance or any monetary posting or authorization during the last month of the quarter.

(b)	Domestic debit issuer transactions include Visa and MasterCard signature debit, STAR ATM, STAR PIN-debit POS, and ATM and PIN-debit POS gateway transactions.

Summary

The First Data Financial Institution Services segment revenue and operating profit decreased in the three and nine months ended September 30, 2006 from the same periods in 2005 due most significantly to deconversions that occurred in 2005, and the associated contract termination fees, as well as price compression offset partially by growth from existing clients and new business.

The Company converted 0.4 million and 100.0 million accounts during the three and nine months in 2006, respectively, and also increased accounts through internal growth. The Citi/Sears Retail Private Label and Citi/Sears MasterCard accounts, which were converted in late June 2006, comprised a majority of the conversion activity. At September 30, 2006, the Company had approximately 18 million accounts, primarily retail, that are scheduled for conversion in 2007. Total domestic card accounts on file at the end of 2006 are expected to be approximately 550 million.

The Company expects that revenue and profit growth rates in the fourth quarter will be improved as the Company has passed the anniversary of the last of the previously mentioned deconversions in July of 2006.

Transaction and processing service fee revenue

Components of transaction and processing service fee revenue

	Three months ended September 30,		Change
(in millions)	2006	2005	Amount	%
Credit and retail card processing	$98.7	$106.0	$(7.3)	(7)%
Debit processing	111.0	108.0	3.0	3%
Output services	65.0	56.5	8.5	15%
Remittance processing services	22.5	25.5	(3.0)	(12)%

Total	$297.2	$296.0	$1.2	0%

	Nine months ended September 30,		Change
(in millions)	2006	2005	Amount	%
Credit and retail card processing	$295.9	$335.7	$(39.8)	(12)%
Debit processing	325.7	321.0	4.7	1%
Output services	192.0	180.7	11.3	6%
Remittance processing services	69.1	72.4	(3.3)	(5)%

Total	$882.7	$909.8	$(27.1)	(3)%

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Credit and retail card processing revenue

Credit and retail card processing revenue decreased for the three and nine-month periods in 2006 compared to 2005 largely due to the deconversion of credit card accounts in 2005 and price compression, partially offset by growth from existing clients and new business. The improvement in the growth rate over the first and second quarters of 2006 is due to passing the anniversary of the last of the previously mentioned deconversions in July of 2006.

Most of the revenue is driven by active accounts on file. Retail account portfolios typically have a lower proportionate share of active accounts than credit account portfolios and product usage is different between the card types resulting in lower revenue per active account. In addition, contract pricing at the customer level is dependent upon the volume of accounts, mix of account types (e.g. retail, credit, co-branded credit and debit) and product usage. Although active accounts on file increased in 2006 compared to 2005, revenue did not proportionately increase due most significantly to price compression. There are approximately 18 million accounts, primarily retail, that are scheduled for conversion in 2007. The Company expects that revenue growth rates in the fourth quarter will be improved because the Company anniversaried the last of the previously mentioned deconversions in July of 2006.

Debit processing revenue

Revenue was driven by the domestic debit issuer transactions noted above. Revenue increased slightly for the three and nine months ended September 30, 2006 compared to the same periods in 2005 with growth of existing clients being offset by deconversions and price compression. The majority of domestic debit issuer transaction growth was driven by the shift to the use of debit cards from credit cards, checks and cash and such trends are expected to continue. Additional transaction growth was driven by the conversion of a major issuer. Price compression upon renewal of contracts and the change in client mix drove the different growth rates in revenue and transactions. These factors will continue to influence the growth rates at least in the near term.

Output services revenue

Output services revenue consists of printing, embossing, and mailing services. Such revenue increased for the three and nine-month periods ended September 30, 2006 in comparison to the same periods in 2005 due to new business partially offset by prior year deconversions.

Remittance processing services revenue

Remittance processing services revenue consists of revenue generated from processing remittances for third-party organizations. Remittance processing services revenue decreased for the three and nine months ended September 30, 2006 compared to the same periods in 2005 due to lost business offset partially by new business.

Reimbursable postage and other revenue

Reimbursable postage and other revenue increased for the three and nine months ended September 30, 2006 in comparison to the same periods in 2005 as revenue from new business and the postage rate increase in January 2006 was offset by lost business.

Product sales and other revenue

Product sales and other revenue decreased for the three and nine-month periods ended September 30, 2006 due to contract termination fees associated with the previously mentioned deconversions of approximately $30 million that were received in the third quarter of 2005.

Operating profit

First Data Financial Institution Services segment operating profit decreased for the three and nine months ended September 30, 2006 compared to the same periods in 2005 due to contract termination fees received in 2005 and other factors noted above. Partially offsetting this decline were reduced payroll expenses due to the second and fourth quarter 2005 restructuring activities. Operating margins were relatively flat for the three and nine months ended September 30, 2006 compared to the same periods in 2005 as a result of the items discussed above. The Company expects that the operating profit growth rate in the fourth quarter will be improved as the Company has passed the anniversary of the last of the previously mentioned deconversions in July.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

First Data International Segment Results

	Three months ended September 30,				Change
(in millions)	2006	% of Segment Revenue	2005	% of Segment Revenue	Amount		%
Revenues:
Transaction and processing service fees	$262.5	79%	$181.4	79%	$81.1		45%
Product sales and other	48.6	15%	32.4	14%	16.2		50%
Other revenue	20.8	6%	14.9	7%	5.9		40%

Total revenue	$331.9	100%	$228.7	100%	$103.2		45%

Operating profit	$32.1		$29.5		$2.6		9%
Operating margin	10%		13%		(3	)pts
Key indicators:
International transactions (b)	1,158.2		667.8		490.4		73%

	Nine months ended September 30,				Change
(in millions)	2006	% of Segment Revenue	2005	% of Segment Revenue	Amount		%
Revenues:
Transaction and processing service fees	$702.7	79%	$513.2	78%	$189.5		37%
Product sales and other	136.3	15%	100.0	15%	36.3		36%
Other revenue	55.8	6%	41.7	7%	14.1		34%

Total revenue	$894.8	100%	$654.9	100%	$239.9		37%

Operating profit	$94.8		$74.6		$20.2		27%
Operating margin	11%		11%		0 pts

(in millions)
Key indicators:
International card accounts on file (end of period)(a)
Bankcard	31.3		20.6		10.7		52%
Retail	11.1		8.2		2.9		35%

Total	42.4		28.8		13.6		47%

International transactions (b)	3,176.6		1,754.3		1,422.3		81%

(a)	International card accounts on file at September 30, 2005 have been adjusted to reflect a reclassification of accounts from bankcard to retail.

(b)	International transactions include VISA, MasterCard and other card association merchant acquiring and switching and debit issuer transactions for clients outside the U.S. Transactions include credit, signature debit and PIN-debit POS, POS gateway and ATM transactions.

Summary

The First Data International segment businesses are managed in four geographic regions: EMEA includes European, Middle Eastern and African countries and provides card issuing processing, merchant acquiring and processing, and ATM and POS processing, driving, acquiring and switching services across the region; LAC includes Canada and Latin American and Caribbean countries and provides merchant acquiring and processing, card issuing processing, software licensing and debit switching services; ANZSA includes Australia, New Zealand and South Asian countries and provides merchant acquiring, processing and switching services, provides managed service card processing and owns and operates an ATM network in Australia; and CNA includes China and North Asian countries and mainly provides merchant POS transaction switching services and card issuing processing services in South Korea and China.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

The EMEA region is the largest region and accounted for approximately 60% of the segment’s revenue for both the three and nine months ended September 30, 2006 with LAC accounting for over 13% and ANZSA accounting for over 16%

of the segment’s revenue for the same periods. The CNA region accounted for the remaining revenue other than certain businesses that accounted for less than 1% of the segment’s total revenues that are not managed on a geographic basis.

Growth in the three and nine-month periods was driven by acquisitions and new alliances that closed in the second half of 2005 and the second quarter 2006 and internal growth of existing clients. The acquisitions and new alliances that affected growth in the three and nine-month periods were as follows:

•	acquisitions of GZS, EuroProcessing International (“EPI”), First Data Austria and FDIK,

•	formation of the ICS and Bank of Western Australia Limited (“BWA”) alliances.

Acquisitions and alliances contributed 31 and 26 percentage points to total revenue growth of 45% and 37% for the three and nine months ended September 30, 2006, respectively, while foreign exchange rate movements positively impacted total revenue growth by 3 percentage points for the three months and negatively impacted total revenue growth by 1 percentage point for the nine-month period. The addition of new business was substantially offset by the loss of existing business and price compression. Most of the remaining growth resulted from internal growth of existing clients.

Transaction and processing service fee revenue

Transaction and processing service fee revenue includes merchant acquiring and processing revenue, debit transaction revenue, POS/ATM transaction revenue, fees from switching services and monthly managed service fees for issued cards. Total transaction and processing service fee revenue increased in the three and nine months ended September 30, 2006 over the same periods in 2005 due mostly to the acquisitions and alliances noted above. The remaining increase is mainly due to an increase in POS and ATM transactions resulting from internal growth of both existing clients and new business and, to a lesser extent, an increase in accounts on file in the EMEA and LAC regions and continued expansion of the Cashcard ATM network in Australia.

Revenue growth in EMEA for the three and nine-month periods ended September 30, 2006 in comparison to the same periods in 2005 is mainly due to the impact of 2005 acquisitions, the GZS acquisition in June 2006 and new alliances as discussed above as well as internal growth from existing clients, new business and, for the three-month period, foreign exchange rate movement. For the nine-month period, this growth was partially offset by the negative effects of foreign exchange rate movement and lost business. Most of the acquisition growth relates to business supporting switching debit and ATM transactions as well as debit card transactions. Revenue growth in ANZSA for the three and nine months ended September 30, 2006 in comparison to the same periods in 2005 is due to the impact of the BWA alliance, a new VisionPLUS managed service contract supported by the Company’s new Singapore office, continued expansion of the Cashcard ATM network in Australia and internal growth of existing clients offset partially by foreign exchange rate movement as well as the impact of lost business. Revenue growth in LAC for the same periods is due to growth of existing merchant acquiring businesses as a result of new merchant signings, increases in accounts on file, foreign exchange rate movements partially offset by lost business and also contributing to growth for the nine months ended was an increase in license revenue. CNA’s revenue growth in 2006 is mostly due to the 2005 acquisition of FDIK.

As noted above, transaction and processing service fee revenue is driven by accounts on file and transactions. The spread between increases in these two indicators and the revenue growth is mostly driven by the mix of transaction types resulting from the 2005 acquisitions. A significant part of the transactions from the acquisitions are debit switching transactions that have a lower revenue per transaction than many of the other transactions acquired or processed by the segment. The effects of foreign exchange rate fluctuations also contributed to the spread.

Product sales and other revenue

The increase in product sales and other revenue for the three and nine months ended September 30, 2006 over the same periods in 2005 resulted from increased terminal-related revenue driven mainly by acquisitions in the EMEA and CNA regions.

Operating profit

The segment’s operating profit increased for the three and nine-month periods ended September 30, 2006 in comparison to the same periods in 2005 due to the growth in transaction and processing service fee revenues as described above. Higher incentive compensation accruals and significant investments in business development, infrastructure and platform consolidation in the third quarter 2006 compared to the third quarter 2005 adversely impacted operating profit growth for the quarter. Partially offsetting growth for the nine-month period ended September 30, 2006 is a decrease resulting

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

from an account deconversion in EMEA completed during the first quarter 2005. Acquisitions accounted for approximately 25 and 23 percentage points of the operating profit growth for the three and nine months ended September 30, 2006, respectively. Segment margins continue to be impacted by the investment in business development, infrastructure and platform consolidation in EMEA and the expansion of regions such as South Asia and China. The Company expects the fourth quarter 2006 operating profit growth rate for the segment to return to those experienced in the first half of the year.

Integrated Payment Systems Segment Results

	Three months ended September 30,				Change
(in millions)	2006	% of Segment Revenue	2005	% of Segment Revenue	Amount		%
Revenues:
Transaction and processing service fees	$16.9	65%	$14.8	30%	$2.1		14%
Investment income, net (a)	8.7	33%	35.3	70%	(26.6)		(75)%
Other revenue	0.6	2%	0.1	0%	0.5		500%

Total revenue	$26.2	100%	$50.2	100%	$(24.0)		(48)%

Operating profit (loss)	(1.5)		22.7		(24.2)		(107)%
Operating margin	(6)%		45%		(51	)pts

	Nine months ended September 30,				Change
(in millions)	2006	% of Segment Revenue	2005	% of Segment Revenue	Amount		%
Revenues:
Transaction and processing service fees	$50.1	55%	$44.1	25%	$6.0		14%
Investment income, net (a)	40.4	44%	135.9	75%	(95.5)		(70)%
Other revenue	0.8	1%	0.6	0%	0.2		33%

Total revenue	$91.3	100%	$180.6	100%	$(89.3)		(49)%

Operating profit	5.2		100.6		(95.4)		(95)%
Operating margin	6%		56%		(50	)pts

(a)	For segment reporting purposes, Integrated Payment Systems presents investment income and its related operating profit on a pretax equivalent basis (i.e., as if investment earnings on settlement assets, which are substantially all nontaxable, were fully taxable at FDC’s marginal tax rate). The revenue and operating profit impact of this presentation is eliminated in consolidation.

Transaction and processing service fee revenue

Transaction and processing service fee revenue is comprised of official check and financial institution money orders issued by agents; check processing, which represents capture and processing of inbound and outbound checks, including image based services; and payment management services. The increases for the three and nine months in 2006 compared to the same periods in 2005 were due to increased transactions in payment management services resulting from new business.

Investment income, net

The decreases in investment income for the three and nine months ended September 30, 2006 compared to the same periods in 2005 were attributable to rising short-term interest rates, which resulted in higher official check commissions paid to agents. This impact was partially offset by higher yields on certain investments. The average investment balance remained relatively flat for the nine-month period compared to the same period in 2005.

As noted above under “Overview – Financial Statement Restatement”, the mark-to-market of interest rate swaps associated with the official check business that were designated as cash flow hedges prior to the restatement have been classified in “Investment gains and (losses)” in the Consolidated Statements of Income which is not reflected in segment operations. At the end of the third quarter 2006, the Company terminated most of these interest rate swaps. The Company then entered into new interest rate swaps that are designated as fair value hedges of investments held within the Integrated Payment Systems’ investment portfolio. Changes in fair values of these interest rate swaps will be reflected as a component of “Investment Income, net” within the Integrated Payment Systems segment as will the corresponding and offsetting changes in fair values of the hedged investments.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Operating profit

The decrease in operating profit and operating margin for both periods was due mainly to the decrease in investment income, net discussed above.

All Other and Corporate

	Three months ended September 30,		Percent Change
(in millions)	2006	2005
Revenues	$121.1	$104.6	16%
Operating profit (loss)	(34.9)	(21.0)	NM

	Nine months ended September 30,		Percent Change
(in millions)	2006	2005
Revenues	$362.0	$320.0	13%
Operating profit (loss)	(87.2)	(47.5)	NM

Revenues

The increase in revenues for the three months ended September 30, 2006 compared to the same period in 2005 resulted from the effect of a new contract in the government business and an increase in interest income as the result of a build up of available cash balances. The increase in revenue for the nine months ended September 30, 2006 compared to 2005 resulted from the factors discussed above as well as an increase in patent royalty income offset by a decline due to the closure of the IBT business. Fluctuations in the other businesses were not individually significant. The Company is planning on minimizing or selling its investment in the patent business and therefore anticipates minimal or no patent royalty income in 2007. Patent royalty income is estimated to be approximately $30 million for full year 2006.

Operating loss

The increase in operating loss for the three and nine-month periods ended September 30, 2006 as compared to the same periods in 2005 resulted from approximately $11 million and $43 million, respectively, in stock option and ESPP expense recorded due to the adoption of SFAS 123R on January 1, 2006, higher incentive compensation accruals in the current quarter compared to the same period in 2005 and costs incurred for third party consultants engaged to assist in re-aligning the cost and operating structure for the new First Data. The increase in operating loss for the nine-month period was partially offset by an increase in patent royalty income, savings associated with the 2005 year-end restructuring and interest income earned in the third quarter 2006.

Capital Resources and Liquidity

The Company’s source of liquidity during the first nine months of 2006 was cash generated from operating activities and the cash dividend received from Western Union (which Western Union borrowed from an external party) in connection with the spin-off. The Company believes its current level of cash and short-term financing capabilities along with future cash flows from operations are sufficient to meet the needs of its existing businesses. The Company may, from time to time, seek longer-term financing to support additional cash needs or to reduce short-term borrowings. The following discussion highlights the Company’s cash flow activities from continuing operations during the nine months ended September 30, 2006 and 2005.

Cash and Cash Equivalents

Highly liquid investments (other than those included in settlement assets) with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates market value. At September 30, 2006 and December 31, 2005, the Company held $3,434.9 million and $676.8 million in cash and cash equivalents, respectively.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Excluded from cash and cash equivalents at September 30, 2006 and December 31, 2005 were $39.1 million and $187.2 million, respectively, of assets that would otherwise meet the definition of cash and cash equivalents. Such excluded amounts at September 30, 2006 and December 31, 2005 consisted of $16.6 million and $30.4 million, respectively, of required investments in connection with the Company’s First Financial Bank; and $22.5 million and $21.0 million, respectively, of required investments related to other operations. In addition, the Company had $135.8 million at December 31, 2005 and none as of September 30, 2006 of regulatory required investments in connection with client covenants associated with the official check business. Amounts excluded from cash and cash equivalents are included in “other assets” on the Consolidated Balance Sheets.

Cash held outside of the United States at September 30, 2006 and December 31, 2005 was $311.7 million and $218.5 million, respectively.

Cash Flows from Operating Activities from Continuing Operations

	Nine months ended September 30,
Source/(use) (in millions)	2006	2005
Net income from continuing operations	$608.3	$593.6
Depreciation and amortization	524.3	516.7
Other non-cash and non-operating items, net	(123.5)	(13.5)
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable	27.7	8.5
Other assets	85.1	76.8
Accounts payable and other liabilities	(138.8)	(148.7)
Income tax accounts	128.2	5.8
Excess tax benefit from share-based payment arrangement	(58.5)	—

Net cash provided by operating activities from continuing operations	$1,052.8	$1,039.2

The increase in depreciation and amortization expense in 2006 is attributable to acquisitions completed during 2005 offset partially by a decrease resulting from the write-off of intangibles in conjunction with account deconversions in 2005 in the Financial Institution Services segment.

Other non-cash items and charges include restructuring, impairments, litigation and regulatory settlements, other, investment gains and losses and divestitures, as well as undistributed earnings in affiliates, stock compensation and ESPP expense and gains on the sale of merchant portfolios, the proceeds from which are recognized in investing activities. The change in 2006 compared to 2005 resulted from the Visa litigation settlement as well as an increase in equity earnings in affiliates associated with the Company’s merchant alliances.

The change in accounts receivable between years is the result of the timing of collections compared to billings. The use of cash in accounts payable and other liabilities for the nine months ended September 30, 2006 results from timing of payments for vendor invoices and funding of various accruals whereas the use of cash for the nine months ended September 30, 2005 is mainly the result of higher incentive compensation payments related to 2004 incentive compensation accruals. The change in income tax accounts is the result of lower tax payments during the first nine months of 2006 compared to 2005 resulting from the tax benefit associated with the significant number of stock options exercised during the first quarter of 2006.

SFAS 123R requires that excess tax benefits relating to share-based payment arrangements be presented in the statement of cash flows as cash provided by financing activities with a corresponding use of cash in operating activities. The Company reflected $58.5 million of excess tax benefits from share-based payment arrangements as cash used for operating activities and a corresponding source of cash provided by financing activities for the nine months ended September 30, 2006.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Cash Flows from Investing Activities from Continuing Operations

	Nine months ended September 30,
Source/(use) (in millions)	2006	2005
Current year acquisitions, net of cash acquired	$(277.6)	$(254.7)
Payments related to other businesses previously acquired	(50.4)	(54.7)
Proceeds from dispositions, net of expenses paid	68.5	9.9
Additions to property and equipment, net	(110.1)	(122.9)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(86.5)	(102.5)
Proceeds from the sale of marketable securities	21.0	223.6
Dividend received from discontinued operations	2,500.0	—
Cash retained by Western Union	(1,327.8)	—
Other investing activities	290.0	(127.6)

Net cash provided by (used in) investing activities from continuing operations	$1,027.1	$(428.9)

Current Year Acquisitions

During the nine months ended September 30, 2006, the Company created a joint venture with BNL, acquired substantially all of the assets of ClearCheck, Inc. and acquired 100% of GZS and Peace Software. The Company may fund in excess of $200 million for other acquisitions during the remainder of 2006. During the nine months ended September 30, 2005, the Company’s acquisitions included the formation of a merchant alliance with ICS, the acquisition of 100% of EuroProcessing International, the signing of a merchant services alliance agreement with CitiCorp, and acquisitions of other merchant portfolios.

Payments Related to Other Businesses Previously Acquired

During the nine months ended September 30, 2006 and 2005, payments related to other businesses previously acquired related mostly to contingent consideration.

Proceeds from Dispositions

In July 2006, the Company sold the majority of its ownership interest in its subsidiaries PPS and IDLogix resulting in proceeds from dispositions of $68.5 million, net of expenses, cash disposed and $11.2 million cash paid to buyout the minority holder. The Company expects to generate additional proceeds during the fourth quarter 2006 from the sale of its subsidiary Taxware as well as the sale of Easycash.

Capital Expenditures

The following table discloses amounts capitalized related to customer contracts, conversion costs, systems development and property and equipment.

	Nine months ended September 30,
(in millions)	2006	2005
Customer contracts	$13.3	$31.1
Conversion costs	25.6	35.7
Systems development	47.6	35.7

Subtotal	86.5	102.5
Property and equipment	110.1	122.9

Total amount capitalized	$196.6	$225.4

The decrease in capital expenditures relates largely to decreases in initial payments for customer contracts and purchases of equipment. The Company expects to incur capital expenditures of approximately $300 million for the full year 2006.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Proceeds from the Sale of Marketable Securities

Proceeds from the sale of marketable securities for the nine months ended September 30, 2006 included $9.6 million from the partial liquidation of marketable securities acquired in the Concord merger and $10.5 million from the redemption of MasterCard stock. The source of cash for the nine months ended September 30, 2005 included $97.9 million in proceeds from the sale of CheckFree common stock, $83.3 million from the liquidation of marketable securities acquired in the Concord merger and $42.4 million resulting from the sale and maturity of other investments held by the Company.

Dividend Received from Discontinued Operations

Immediately prior to the spin-off, Western Union transferred $2.5 billion in cash to FDC. Within several months after the spin-off, the Company anticipates repaying debt with this cash.

Cash Retained by Western Union

Cash retained by Western Union represents cash balances retained by Western Union at the date of the spin-off.

Other Investing Activities

The source of cash for other investing activities for the nine months ended September 30, 2006 related to $168.9 million in activity from the date of acquisition for GZS, a $148.1 million reduction in regulatory, restricted and escrow cash balances as discussed above in the Cash and Cash Equivalents section, $39.0 million of proceeds from investment and other activity and proceeds of $27.1 million resulting from the sale of corporate aircraft. Partially offsetting the sources described above were uses related to a contingent payment of $29.9 million related to the 2004 disposition of NYCE (all but $1.6 million of which was accrued at December 31, 2005), a net cash outflow of $32.6 million associated with the sale of a facility related to the Concord merger, and a use of $32.2 million resulting from the following: the purchase of investments related to the Company’s First Financial Bank, payments related to certain derivative financial instruments and other items not individually significant. The use of cash for other investing activities for the nine months ended September 30, 2005 relates to payments of $80.7 million related to certain derivative financial instruments, the purchase of $53.7 million of investments related to the Company’s First Financial Bank, and other investing activity partially offset by the change in regulatory, restricted and escrow cash balances noted above in the Cash and Cash Equivalents section.

Cash Flows from Financing Activities from Continuing Operations

	Nine months ended September 30,
Source/(use) (in millions)	2006	2005
Short-term borrowings, net	$602.4	$(385.8)
Proceeds from issuance of long-term debt	—	995.6
Principal payments on long-term debt	(681.1)	(228.5)
Proceeds from issuance of common stock	656.7	218.8
Excess tax benefit from share-based payment arrangements	58.5	—
Purchase of treasury shares	(884.8)	(1,953.3)
Cash dividends	(137.8)	(109.1)

Net cash used in financing activities from continuing operations	$(386.1)	$(1,462.3)

Short-Term Borrowings, net

The Company’s financing activities include net proceeds and cash outlays related to the issuance and paydown of commercial paper as well as other short-term debt and capital leases. The commercial paper balance was $448.5 million as of September 30, 2006 compared to $699.3 million as of December 31, 2005. The Company issued commercial paper during the third quarter 2006 in order to facilitate the debt-for-debt exchange. Refer to the “Significant Non-Cash Transactions” discussion below regarding the repayment of commercial paper. The Company has a $1.5 billion commercial paper program that is supported by a $1.5 billion revolving credit facility, which expires on October 24, 2010.

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

Principal Payments on Long-Term Debt

In September 2006, the Company paid off medium term notes in the amount of $650 million. Within several months after the spin-off, the Company anticipates repaying debt and terminating related interest rate swaps with the cash dividend received from Western Union discussed above. On November 7, 2006, the Company announced the commencement of cash tender offers for up to $1.6 billion aggregate principal amount of its outstanding notes.

Proceeds from Issuance of Common Stock

Proceeds from the issuance of common stock resulted from stock option exercises and purchases under the Company’s employee stock purchase plan. Proceeds increased compared to 2005 due to increased exercises of stock options principally as a result of an increase in stock price during the first quarter of 2006 combined with the accelerated vesting of stock options in December 2005.

Excess Tax Benefit from Share-based Payment Arrangements

The excess tax benefit from share-based payment arrangements is discussed in the “Cash Flows from Operating Activities from Continuing Operations” section above.

Purchase of Treasury Shares

The following table presents stock repurchase programs authorized by the Board of Directors from October 2004 through February 2005, disclosing total shares purchased under each program and the associated cost (in millions) for the nine months ended September 30, 2006 and 2005, respectively.

	Nine months ended September 30,
	2006		2005
	Shares	Cost	Shares	Cost
Share repurchase programs:
$1.5 billion, authorized October 2004	—	—	22.3	$905.8
$2.0 billion, authorized February 2005	—	—	17.3	690.6

	—	—	39.6	$1,596.4
Treasury stock purchases related to employee benefit plans	19.2	$882.7	7.7	315.7

Total stock repurchases	19.2	$882.7	47.3	$1,912.1

At September 30, 2006, the Company had $1.2 billion remaining under board authorized stock repurchase programs. The increase in shares purchased related to employee benefit plans is a result of the increase in stock option exercises. The difference between the cost of shares repurchased noted in the table above and the amount reflected in the Consolidated Statements of Cash Flows is due to timing of trade settlements. The Company anticipates buying back approximately $700 million of stock by the end of 2007.

Cash Dividends

During the nine months ended September 30, 2006, the Company paid higher dividends than in the first nine months of 2005 due to the Company increasing its quarterly dividend from $0.02 to $0.06 for common stockholders of record as of April 1, 2005.

Letters and Lines of Credit

The Company had $28.2 million in outstanding letters of credit at September 30, 2006, of which nearly all expire in 2007 with a one-year renewal option. The letters of credit are held in connection with certain business combinations, lease arrangements and bankcard association agreements. The Company expects to renew the letters of credit prior to expiration.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

As part of the acquisition of GZS in June 2006, the Company acquired lines of credit which totaled approximately 460 million euro or approximately $580 million as of September 30, 2006. The Company had $64.4 million outstanding against these lines of credit as of September 30, 2006.

Significant Non-Cash Transactions

Significant non-cash transactions during the nine months ended September 30, 2006 included the issuance of approximately 900,000 shares of restricted stock to certain employees in conjunction with the Company’s incentive compensation plan. Subsequent to the award and through September 30, 2006, 55,151 shares had been forfeited or cancelled.

On September 29, 2006, the holder of a warrant originally issued on November 16, 2000 exercised its right to a cashless exercise of the warrant. The Company issued 359,824 shares of its common stock to the warrant holder in connection with the cashless exercise. The warrant had provided for the purchase of 3,500,000 shares of the Company’s common stock at $40.025 before giving effect to the adjustment for the Company’s spin-off of The Western Union Company.

In connection with the spin-off, Western Union transferred $1 billion of Western Union notes to FDC. On September 29, 2006 the Company exchanged these Western Union notes for FDC debt (commercial paper) held by investment banks.

Significant non-cash transactions during the first nine months of 2005 included the Company awarding 460,000 shares of restricted stock to executive officers. Subsequent to the award and through September 30, 2006, 150,000 shares had been forfeited or cancelled.

As an integral part of FDC’s official check business, FDC receives funds from instruments sold in advance of settlement with payment recipients. These funds (referred to as “settlement assets” on FDC’s Consolidated Balance Sheets) are not utilized to support the Company’s operations; however, the Company does have the opportunity to earn income from investing these funds. The Company maintains a portion of its settlement assets in highly liquid investments (classified as cash equivalents within settlement assets) to fund settlement obligations.

Off-Balance Sheet Arrangements

Other than facility and equipment leasing arrangements, the Company does not engage in off-balance sheet financing activities. Rent expense related to synthetic operating leases was $2.4 million and $1.7 million for the three months ended September 30, 2006, and 2005, respectively, and $7.1 million and $4.3 million for the comparable nine-month periods.

In May 2006, the Company purchased out of a synthetic lease related to the Memphis facility assumed as part of the merger with Concord and then sold the facility. As of December 31, 2005, the Company had a $46.2 million liability assumed in the purchase business combination related to the excess of the total cost financed and other carrying costs for the facility over the assumed net sale proceeds. Through the date of sale, the Company utilized $41.9 million of the accrual, which included the costs to sell the facility and settle the associated synthetic lease obligation. The remaining $4.3 million of the accrual balance was reversed and the goodwill recorded as part of the Concord purchase business combination was adjusted.

The Company decided to contribute a facility that had historically been under a synthetic lease to Western Union as part of the spin-off. To affect this contribution, the Company purchased the facility out of the synthetic lease and then contributed the owned facility to Western Union.

Contractual Obligations

The spin-off of Western Union and sale of Primary Payment Systems decreased the Company’s contractual obligations reported in its 2005 Annual Report on Form 10-K/A by approximately $190 million: $70 million in operating leases, $90 million in other long-term liabilities and $30 million in purchase obligations. As of September 30, 2006, the Company’s debt obligations were $4,506.2 million, a decrease of $848.4 million compared to December 31, 2005 resulting most significantly from the pay down of a $650 million medium term note during the third quarter of 2006 and a net decrease in commercial paper outstanding. After giving effect to the Western Union spin-off, at September 30, 2006, purchase obligations have increased approximately $180 million from those in the Company’s 2005 Annual Report on Form 10-K/A: $170 million related to technology and telecommunications and $10 million related to other.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies

The Company’s critical accounting policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2005 Annual Report on Form 10-K/A except as follows:

The Company adopted SFAS 123R effective January 1, 2006 using the modified prospective method of adoption. SFAS 123R requires all stock-based payments to employees to be recognized in the income statement based on their respective grant date fair values over the requisite service periods and also requires an estimation of forfeitures when calculating compensation expense. The Company utilizes the Black-Scholes option pricing model to measure the fair value of stock options granted to employees and directors and recognizes compensation cost on a straight line basis. Option-pricing models require estimates of a number of key valuation inputs including expected volatility, expected dividend yield, expected term and risk-free interest rate. Accordingly, the fair value of stock options is affected by the assumptions selected. Stock-based compensation expense from continuing operations, including the impact of SFAS 123R, was $14.5 million and $53.4 million for the three and nine months ended September 30, 2006, respectively.

New Accounting Pronouncements

In July 2006, Financial Accounting Standards Board (FASB) interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109,” was issued regarding accounting for, and disclosure of, uncertain tax positions. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact this interpretation will have on its results of operations and financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157 “Fair Value Measurements.” This statement defines fair value, establishes a fair value hierarchy to be used in generally accepted accounting principles and expands disclosures about fair value measurements. Although this statement does not require any new fair value measurements, the application could change current practice. The statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this statement to its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement requires a company to recognize the funded status of a benefit plan as an asset or a liability in its statement of financial position. In addition, a company is required to measure plan assets and benefit obligations as of the date of its fiscal year-end statement of financial position. The recognition provision of this statement, along with additional disclosure requirements, is effective for fiscal years ending after December 15, 2006, while the measurement date provision is effective for fiscal years ending after December 15, 2008. The Company is currently evaluating the impact of this statement to its financial position.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is exposed to market risk from changes in interest rates. The Company’s assets include both fixed and floating rate interest-bearing securities. These investments arise primarily from the Company’s sale of payment instruments (principally official checks and money orders). The Company invests the proceeds from the sale of these instruments, pending the settlement of the payment instrument obligation. The Company has classified these investments as available-for-sale. Accordingly, they are carried on the Company’s Consolidated Balance Sheets at fair market value. A portion of the Company’s Integrated Payment Systems (“IPS”) business involves the payment of commissions to selling agents that are computed based on short-term variable rates.

To the extent the Company does not pay commissions to its selling agents, or to the extent it invests the proceeds from the sale of payment instruments in floating rate investments, interest rate risk is nonexistent or minimal provided the investments are held to maturity. However, the Company does pay commissions to its selling agents and the majority of the proceeds noted above are invested in fixed rate investments. The unmatched position of the investments that is not hedged through interest rate swap derivatives, which is the amount of fixed income investments upon which the Company also pays the selling agent a commission based on short-term interest rates, is the amount that subjects the Company to interest rate risk arising from changes in short-term interest rates.

The Company’s objective in managing interest rate risk is to mitigate the risk that earnings and the market value of the investments could be adversely impacted by changes in interest rates. The Company has developed a risk management program to quantify this risk utilizing advanced portfolio modeling techniques. The Company intends to hedge a majority of this risk through the use of interest rate swap agreements, which converts the fixed rate investments into variable rate, thus hedging the impact of market valuation of these long-term investments.

The above noted interest rate swaps and hedging strategy was established in September 2006 when the Company terminated most of its interest rate swaps previously associated with the IPS business and entered into these new interest rate swaps that qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). These new interest rate swaps were entered into to mitigate fair value risk related to changes in interest rates associated with long-term investments in its official check business’ investment portfolio and were designated as fair value hedges. Changes in the fair value of these interest rate swaps that are designated and qualify as fair value hedges are recorded immediately in earnings along with the corresponding and offsetting change in fair value of the hedged item. The interest rate sensitivity included in the Company’s Item 7A in its December 31, 2005 Annual Report on Form 10-K/A reflected the impact of the previous interest rate swaps that did not qualify for hedge accounting.

The Company’s interest rate-sensitive liabilities are its debt instruments consisting of commercial paper, fixed rate medium-term notes and long-term debt securities. As of September 30, 2006, there had been no material changes from the 2005 Annual Report on Form 10-K/A related to the Company’s exposure to market risk from interest rates related to the Company’s debt instruments. In conjunction with the spin-off, Western Union transferred $2.5 billion in cash to FDC. The Company anticipates repaying some amount of debt with the cash received from Western Union over the next several months. Such a paydown of debt would change the results of the sensitivity analysis presented below which would be impacted by both the timing of the paydown and the specific types of debt repaid.

Due to the above noted changes to the debt, cash and hedging positions since December 31, 2005 and its anticipated significant changes associated with the repayment of the debt (decrease of cash and debt) that will occur over the next several months, the Company believes the disclosures included on its Form 10-K/A are no longer valid. The Company will not provide a new sensitivity analysis in this Form 10-Q as it believes any such disclosure would potentially be misleading.

Foreign Currency Risk

The Company is exposed to changes in currency rates as a result of its investments in foreign operations and from revenues generated in currencies other than the U.S. dollar. Prior to the spin-off of Western Union, a large portion of the foreign currency risk related to Western Union’s foreign currency denominated revenue. The following assessment relates to the Company’s continuing operations after the spin-off of Western Union.

A hypothetical uniform 10% strengthening or weakening in the value of the U.S. dollar relative to all the currencies in which the Company’s revenues and profits are denominated would result in a decrease/increase to pretax income of approximately $11 million. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that foreign exchange rate movements are linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

The Company’s disclosure controls and procedures are designed to cause information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported with the time periods specified in SEC rules and forms. The Company has evaluated, under the supervision of its Chief Executive Officer and Chief Financial Officer, the effectiveness of disclosure controls and procedures as of September 30, 2006. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006, to ensure that material information regarding the Company is made known to management, including the Chief Executive Officer and Chief Financial Officer, to allow the Company to meet its disclosure obligations.

Changes in internal control over financial reporting.

The Company remediated the material weakness in internal control previously described in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005 and Quarterly Reports on Form 10-Q/A for the quarterly periods ended March 31, 2006 and June 30, 2006, by implementing control procedures associated with the initial documentation process of hedge transactions to ensure hedge accounting is appropriately applied with respect to Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”.

There were no other changes in the Company’s internal control over financial reporting identified in connection with the above evaluation that occurred during the third fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of First Data Corporation

We have reviewed the consolidated balance sheet of First Data Corporation as of September 30, 2006, and the related consolidated statements of income for the three and nine-month periods ended September 30, 2006 and 2005 and cash flows for the nine-month periods ended September 30, 2006 and 2005. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of First Data Corporation as of December 31, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein) and in our report dated February 22, 2006 (except for Notes 1 and 8 as to which the date is August 22, 2006), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment.

/s/ Ernst & Young LLP

Denver, Colorado

November 6, 2006

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. None of these matters, either individually or in the aggregate, currently is material to the Company except those matters reported in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005 (the “Annual Report”) and Quarterly Reports on Form 10-Q/A for the quarterly periods ended March 31, 2006 and June 30, 2006 (the “Quarterly Reports”). There were no material developments in the litigation matters previously disclosed in the Annual Report and Quarterly Reports except as discussed below.

In the ATM Fee Antitrust Litigation matter, on September 14, 2006, a hearing on the Company’s Motion for Summary Judgment was held and the Court has requested additional briefing on the issues.

In the In Re: Concord EFS, Inc. Securities Litigation matter, on September 12, 2006, the Court granted the plaintiff’s motion to file a third amended complaint.

ITEM 1A.	RISK FACTORS

Excluding risk factors associated with Western Union and the spin-off of Western Union, there are no material changes to the risk factors as reported in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Warrant exercise

On September 29, 2006, the holder of a warrant originally issued on November 16, 2000 exercised its right to a cashless exercise. The Company issued 359,824 shares of its common stock to the warrant holder in connection with the cashless exercise. The warrant had provided for the purchase of 3,500,000 shares of the Company’s common stock at $40.025 before giving effect to the adjustment for the Company’s spin-off of The Western Union Company. No underwriter or placement agent was involved in the transaction. The shares were not registered under the Securities Act of 1933 (the “Act”) in reliance upon the exemption from registration provided by Section 4(2) of the Act.

Share repurchases

The following table provides information about the Company’s purchases of shares of the Company’s common stock during the third quarter ended September 30, 2006:

	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2006	900,000	$44.179	0	$1,192,499,855
August 1 – August 31, 2006	258,000	$41.433	0	$1,192,499,855
September 1 – September 30, 2006	575,000	$44.305	0	$1,192,499,855

Total	1,733,000	$43.812	0

(1)	All of the shares were repurchased in open-market transactions through a repurchase program for the Company’s employee benefit plans.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Number	Description
2.1	Separation and Distribution Agreement, dated as of September 29, 2006, between First Data Corporation and The Western Union Company (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on October 2, 2006).

10.1	Tax Allocation Agreement, dated as of September 29, 2006, between First Data Corporation and The Western Union Company (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on October 2, 2006).

10.2	Employee Matters Agreement, dated as of September 29, 2006, between First Data Corporation and The Western Union Company (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on October 2, 2006).

10.3	Patent Ownership Agreement and Covenant Not to Sue, dated as of September 29, 2006, between First Data Corporation and The Western Union Company (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on October 2, 2006).

10.4	Exchange Agreement, dated as of September 26, 2006, among First Data Corporation, J.P. Morgan Securities Inc., Barclays Capital Inc. and The Western Union Company (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on October 2, 2006).

12	Computation of Ratio of Earnings to Fixed Charges.

15	Letter from Ernst & Young LLP Regarding Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

99	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST DATA CORPORATION (Registrant)

Date: November 8, 2006	By	/s/ Kimberly S. Patmore
Kimberly S. Patmore
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 8, 2006	By	/s/ Jeffrey R. Billat
Jeffrey R. Billat
Vice President and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Separation and Distribution Agreement, dated as of September 29, 2006, between First Data Corporation and The Western Union Company (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on October 2, 2006).

10.1	Tax Allocation Agreement, dated as of September 29, 2006, between First Data Corporation and The Western Union Company (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on October 2, 2006).

10.2	Employee Matters Agreement, dated as of September 29, 2006, between First Data Corporation and The Western Union Company (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on October 2, 2006).

10.3	Patent Ownership Agreement and Covenant Not to Sue, dated as of September 29, 2006, between First Data Corporation and The Western Union Company (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on October 2, 2006).

10.4	Exchange Agreement, dated as of September 26, 2006, among First Data Corporation, J.P. Morgan Securities Inc., Barclays Capital Inc. and The Western Union Company (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on October 2, 2006).

12	Computation of Ratio of Earnings to Fixed Charges.

15	Letter from Ernst & Young LLP Regarding Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

99	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements.