Form 10-K
period 2006-12-31
FIRST DATA CORP
filed 2007-02-23
CIK 883980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Common shares of the registrant outstanding at January 31, 2007 (excluding treasury shares) were 752,991,558. The aggregate market value, as of June 30, 2006 of such common shares held by non-affiliates of the registrant was approximately $34.5 billion. On September 29, 2006, the registrant separated its Western Union money transfer business into an independent, publicly traded company. As of December 31, 2006, the registrant’s aggregate market value of common shares held by non-affiliates of the registrant was approximately $19.2 billion. (Aggregate market value estimated solely for the purposes of this report. This shall not be construed as an admission for the purposes of determining affiliate status.)

DOCUMENTS INCORPORATED BY REFERENCE

Part III: Portions of Registrant’s Proxy Statement relating to the Annual Meeting of

Stockholders to be held on May 30, 2007.

PART I

ITEM 1.    BUSINESS

General

First Data Corporation (“FDC” or “the Company”), incorporated in Delaware in 1989, was established in 1992 through an initial public offering in connection with a spin-off from American Express. FDC operates electronic commerce, payment services and customer account management businesses which are reported in four business segments and All Other and Corporate. The following provides a brief overview of the segment operations:

First Data Commercial Services Segment

In the Commercial Services segment, the Company provides merchant acquiring and processing, debit network acquiring and processing, check verification and guarantee and prepaid card services. Merchant acquiring and processing services facilitate the merchants’ ability to accept credit and debit cards by authorizing, capturing, and settling merchants’ credit, debit, stored-value and loyalty card transactions. Many of the segment’s services are offered through joint ventures and other alliance arrangements.

First Data Financial Institution Services Segment

In the Financial Institution Services segment, the Company provides credit and retail card processing, debit card processing and network services, output services and remittance processing services. The credit and retail card processing and debit processing businesses provide services which enable financial institutions and other organizations offering branded credit cards, branded debit cards and retail private label cards to consumers and businesses to manage customer accounts. The output services business provides printing and embossing services to clients processing accounts on the Company’s platform as well as those using alternative platforms. The remittance processing business processes remittances for third-party organizations.

First Data International Segment

In the International segment, the Company provides the following services outside of the United States: credit, debit and prepaid card processing; merchant acquiring and processing; and ATM and point-of-sale (“POS”) processing, driving, acquiring and switching services and card processing software. These services include facilitating the merchants’ ability to accept credit and debit cards by authorizing, capturing, and settling merchants’ credit, debit, stored-value and loyalty card transactions as well as transaction authorization and posting, network switching and account management.

Integrated Payment Systems Segment

In the Integrated Payment Systems segment, the Company provides official checks and money orders through agents which are typically banks or other financial institutions. Official checks serve as an alternative to a bank’s own disbursement items such as cashiers or bank checks. This segment also provides other payment services such as remote deposit, clearing services and processing which occur in various forms such as checks, ACH, wire transfer and stored-value cards.

Upon completion of a strategic review of its official check and money order operations, the Company has decided to gradually exit this line of business over a period of two to three years. While the Company intends to serve existing clients through the end of their respective contract terms, expiring contracts will not be renewed on a long-term basis. Client contracts representing approximately 60% of portfolio balances will expire in the next two years. Over the next four to six months, the Company plans to convert most of the associated long-term instruments into more liquid instruments of shorter duration.

All Other and Corporate

The remainder of the Company’s business units are grouped in the “All Other and Corporate” category, which includes transportation-related payment services, voice-center services, Interactive Voice Response (“IVR”) services, various forms of facilitating government payments and other services.

A more detailed description of the Company’s segments can be found below.

Operating Locations

The Company has domestic and international operations and regional or country offices where sales, customer service and/or administrative personnel are based. The international operations generate revenues from customers located and operating outside of the United States. In 2006, revenues generated from processing transactions at locations within the United States (domestic) and outside of the United States (international), regardless of the segments to which the associated revenues applied, were 83% and 17% of FDC’s consolidated revenues, respectively. Long-lived assets attributable to domestic and international operations as percentages of FDC’s total long-lived assets as of December 31, 2006 were 81% and 19%, respectively. No individual foreign country is material to the Company’s total revenues or long-lived assets. Further financial information relating to the Company’s international and domestic revenues and long-lived assets is set forth in Note 17 to the Company’s Consolidated Financial Statements in Item 8.

Spin-off of Western Union

On September 29, 2006, the Company separated its Western Union money transfer business into an independent, publicly traded company through a spin-off of 100% of Western Union to FDC shareholders in a transaction intended to qualify for tax-free treatment (“the spin-off”). The Company received a favorable ruling from the Internal Revenue Service with respect to the spin-off, which assumed, among other things, the accuracy of the representations made by FDC with respect to certain matters on which the Internal Revenue Service does not rule. The shareholders now have separate ownership interests in FDC and Western Union. The new Western Union Company consists of the consumer-to-consumer and consumer-to-business money transfer businesses (including the Western Union, Vigo, and Orlandi Valuta brands) and related businesses. FDC and Western Union are independent and have separate public ownership, boards of directors and management. To facilitate Western Union’s separation from FDC, FDC is providing certain services to Western Union during a transition period. Additionally, the Company and Western Union entered into various commercial service agreements which are long-term arrangements to provide ongoing services.

For more information regarding the spin-off, refer to Notes 1 and 19 of the Company’s Consolidated Financial Statements in Item 8.

Concord Merger

On February 26, 2004, the Company completed its merger with Concord EFS, Inc. (“Concord”). FDC and Concord each had distinct strengths in product lines and markets that in combination provided financial institutions, retailers and consumers with a broader spectrum of payment options, greater input into the future direction of the electronic payments industry and access to new technologies and global markets. The all-stock transaction resulted in a total purchase price of approximately $6.9 billion, including acquisition-related costs.

Significant Acquisitions and Dispositions

The Company completed a number of acquisitions during 2006, each of which was acquired for less than $200 million. Refer to Note 4 of the Company’s Consolidated Financial Statements in Item 8 for a complete discussion of the Company’s acquisitions and dispositions.

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

First Data Commercial Services Segment

The Commercial Services segment is comprised of:

•	Merchant acquiring and processing services;

•	Debit network acquiring and processing services;

•	Check verification and guarantee services; and

•	Prepaid card services.

Commercial Services revenues from external customers, operating profit, and assets represent the following percentages of FDC’s consolidated revenues, total reported segment and all other and corporate operating profit, and consolidated assets:

	2006	2005	2004
Revenue from external customers	54%	54%	51%
Operating profit	71%	63%	53%
Assets	38%	31%	31%

Description of Commercial Services Segment Operations

In the Commercial Services segment, the Company’s revenues are derived primarily from providing merchant acquiring and processing, debit network acquiring and processing, check verification and guarantee and prepaid services. Commercial Services businesses facilitate the acceptance of consumer transactions at the point of sale, whether it is transactions at a physical merchant location, over the internet or at an ATM. A brief explanation of the segment’s service and product offerings is presented below.

Merchant acquiring and processing services

Merchant acquiring services facilitate the merchants’ ability to accept credit, debit, stored-value and loyalty cards by authorizing, capturing and settling the merchants’ transactions. Acquiring services also provide POS devices and other equipment necessary to capture merchant transactions. A majority of these services are offered to the merchants through joint ventures or similar alliance arrangements with financial institutions. The segment’s processing services include authorization, transaction capture, settlement, chargeback handling, and internet-based transaction processing. The vast majority of these services pertain to transactions in which consumer payments to merchants are made through a card association (such as Visa or MasterCard), a debit network, or another payment network (such as Discover).

Revenues are generated from:

•

Discount fees charged to a merchant, net of credit card interchange and assessment fees charged by the bankcard associations or payment networks (Visa, MasterCard or Discover). The discount fee is either a percentage of the credit card transaction or the interchange fee plus a fixed dollar amount;

•	Processing fees charged to unconsolidated alliances discussed below;

•	Processing fees charged to merchant acquirers who have outsourced their transaction processing to the Company;

•	Equity earnings from unconsolidated alliances;

•	Selling and leasing POS devices; and

•	Debit network fees.

The Company and its alliances provided merchant processing services to approximately 3.5 million merchant locations in the United States in 2006. The Company and its alliances provided full service merchant processing primarily on Visa and MasterCard transactions and PIN-debit at the point of sale.

Growth in the Commercial Services business is derived from acquiring new merchant relationships, new and enhanced product and service offerings, cross selling products and services into existing relationships, the shift of consumer spending to increased usage of electronic forms of payment and the strength of its alliance partnerships with banks and financial institutions. The Company’s alliance structures take on different forms, including consolidated subsidiaries, equity method investments and revenue sharing arrangements. Under the alliance program, the Company and a bank form a joint venture, either contractually or through a separate legal entity. Generally merchant contracts are contributed to the venture by the Company and/or the bank. New merchant business is solicited by the alliance’s (and in some cases, the financial institution’s) sales force. Each alliance requires successful management of the relationship between the Company and the financial institution alliance partner. The Company benefits by providing processing services for the alliance and its merchant customers, while the financial institution partner’s merchant banking relationship is benefited. Alliance financial institutions provide card association sponsorship, clearing, and settlement services. The Company provides transaction processing and related functions. Both owners may provide management, sales, marketing, and other administrative services. The alliance strategy could be affected by further consolidation among financial institutions.

The alliance strategy with bank partners provides the Company with broad geographic coverage, regionally and nationally as well as a presence in various industries. The alliance structure allows First Data to be the processor for multiple financial institutions, any one of which may be selected by the merchant as their bank partner. Additionally, bank partners provide brand loyalty and a distribution channel through their branch networks which increases merchant retention.

There are a number of different entities involved in a merchant transaction including the cardholder, card issuer, card association, merchant, merchant acquirer, electronic processor for credit and signature debit transactions, and debit network for PIN-debit transactions. The card issuer is the financial institution that issues credit or debit cards, authorizes transactions after determining whether the cardholder has sufficient available credit or funds for the transaction, and provides funds for the transaction. Some of these functions may be performed by an electronic processor (such as the Financial Institution Services businesses) on behalf of the issuer. The card association is Visa or MasterCard, a debit network (such as STAR) or another payment network (such as Discover) that routes the transactions between the Company and the card issuer. The merchant is a business from which a product or service is purchased by a cardholder. The acquirer (such as the Company or one of its alliances) contracts with merchants to facilitate their acceptance of cards. A merchant acquirer may do its own processing or, more commonly, may outsource those functions to an electronic processor such as the Company. The acquirer/processor serves as an intermediary between the merchant and the card issuer by:

•	Obtaining authorization from the card issuer through a card association or debit network;

•	Transmitting the transaction to the card issuer through the applicable card association, payment network or debit network; and

•	Paying the merchant for the transaction. The Company typically receives the funds from the issuer via the card association, payment network or debit network prior to paying the merchant.

A transaction occurs when a cardholder purchases something from a merchant who has contracted with the Company, an alliance or a processing customer. When the merchant swipes the card through the POS terminal

(which is often sold or leased, and serviced by the Company), the Company obtains authorization for the transaction from the card issuer through the card association, payment network or debit network, verifying that the cardholder has sufficient credit or adequate funds for the transaction. Once the card issuer approves the transaction, the Company or the alliance “acquires” the transaction from the merchant and then transmits it to the applicable debit network, payment network or card association, which then routes the transaction information to the card issuer. Upon receipt of the transaction, the card issuer delivers funds to the Company via the card association, payment network or debit network. Generally, the Company funds the merchant after receiving the money from the card association, payment network or debit network. Each participant in the transaction receives compensation for processing the transaction. For example, in a transaction using a Visa or MasterCard for $500.00 with a merchant “discount rate” (i.e., fee) of 2%, the card issuer will fund the association $492.50 and bill the cardholder $500.00 on its monthly statement. The card association will retain assessment fees of $0.50 and forward $492.00 to the Company. The Company will retain $2.00 and pay the merchant $490.00. The $7.50 retained by the card issuer is referred to as interchange and it, like assessment fees, is set by the card association.

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

The Company continues to develop and enter into new lines of business. During 2006, First Data and Discover Financial Services LLC entered into an agreement that enables First Data to offer Discover Network card acceptance as part of an integrated service to small and medium sized merchants. First Data will be providing these merchants with processing, settlement, risk management services and customer service.

Also in 2006, the Company announced a multi-year agreement to provide global merchant processing to Microsoft Corp. First Data will be a key payment processing solution for Microsoft’s global online consumer and business clients. These services will be provided by businesses within both the Commercial Services and First Data International segments.

First Data, working with Microsoft and Hewlett-Packard, also introduced the First Data POS Value Exchange solution. Designed to replace a cash register, the First Data POS Value Exchange solution helps small and mid-sized merchants manage inventory, track sales, control costs and improve customer service.

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

Check verification and guarantee services

Check verification and guarantee services use the Company’s proprietary database system to assist in verifying that a check writer is a reasonable credit risk for a merchant, or to guarantee that approved checks presented to merchants for payment will be collectible. These services include risk management services, which provide software, information and analysis to assist in deposit, payment, and identity fraud prevention and reduction. Revenues are earned primarily by charging merchant fees for check verification or guarantee services. The majority of the Company’s services involve providing check guarantee services for checks received by merchants. Under the guarantee service, when a merchant receives a check in payment for goods and services, the transaction is submitted to and analyzed by the Company. The Company either accepts or declines the check for warranty coverage under its guarantee service. If the Company approves the check for warranty coverage and the merchant accepts the check, the merchant will deposit the check in its bank account. If the check is returned unpaid by the merchant’s bank and the returned check meets the requirements for warranty coverage, the Company is required to purchase the check from the merchant at its face value. The Company then owns the purchased check and pursues collection of the check from the check writer. As a result, the Company bears the risk of loss if it is unable to collect the returned check from the check writer. The Company earns a fee for each check it guarantees, which generally is determined as a percentage of the check amount. Guarantee services also are offered utilizing the Company’s Electronic Check Acceptance service (“ECA”), which converts a paper check written at the point of sale into an electronic item, enabling funds to be deposited electronically to the merchant’s account and deducted electronically from the check writer’s account.

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

Prepaid card services

First Data Prepaid Services develops, implements and manages prepaid stored-value card issuance and processing services (i.e. gift cards) for retailers and others. The full-service stored-value/gift card program offers transaction processing services, card acquisition and customer service for over 200 national brands and several thousand small and mid-tier merchants. During 2006, the Company began providing support to the card issuer in the distribution of a co-branded STAR and Visa gift card bearing the retailer’s name, as well as the STAR Gift Card that is available on certain gift card malls.

In 2006, the Company announced a strategic partnership with ADP Employer Services, a division of Automatic Data Processing, Inc., to provide co-branded paycards. The Money Network Paycard enables paperless pay options for employers as an alternative to paper checks for their employees.

Commercial Services Segment Intellectual Property

FDC owns many trademarks, patents and other intellectual property that are important to its future success. The only intellectual property right which is individually material to the Company within the Commercial Services segment is the STAR trade name. Financial institutions and merchants associate the STAR trade name with quality and reliable debit network processing services. Loss of the proprietary use of the STAR trade name or a diminution in the perceived quality associated with that name could harm the Company’s growth in the debit network business.

Most of the segments’ services and products utilize proprietary software that is updated to meet customer needs and remain competitive. The Company has programs to protect its proprietary software and patents as it seeks to offer distinctive services and products to customers which differentiate it from competitors. The patent protection associated with the Company’s systems and software expires at different times over the next one to 20 years.

Commercial Services Segment Competition

The Company’s Commercial Services business and its alliances compete with several smaller national service providers and financial institutions that provide these services to their merchant customers. In many cases, the merchant alliances also compete against each other for the same business. FDC’s check guarantee and verification products compete principally with the products of two other national companies. The Company also faces significant competition from regional and national operators of debit networks. The Company’s prepaid card services compete with other payment processing companies as well as card associations and payment networks such as Visa and American Express.

The most significant competitive factors relate to price, brand, strength of financial institution partnership, breadth of features and functionality, scalability and servicing capability. The Commercial Services segment is further impacted by large merchant and large bank consolidation, card association business model expansion, and the expansion of new payment methods and devices.

In both the Commercial Services and Financial Institution Services segments, the card associations and payment networks—Visa, MasterCard and Discover—are increasingly offering products and services that compete with those of the Company.

Commercial Services Seasonality

Commercial Services’ revenues and earnings are impacted by the volume of consumer usage of credit cards, debit cards, gift cards and checks written at the point of sale. Commercial Services experiences increased POS activity during the traditional holiday shopping period in the fourth quarter, the back-to-school buying period in the third quarter, and around other nationally recognized holidays.

Commercial Services Geographic Mix and Revenues

Revenues from external customers for the Commercial Services segment are substantially all earned in the United States. Merchant revenues outside of the United States are managed and reported by the Company’s International segment. Within the United States, revenues from external customers are spread across the country in proportion to population since it has alliance partners in all geographic regions and a large percentage of its transactions occur at national merchants.

Commercial Services Significant Customers

The Commercial Services segment does not have any individually significant customers; however, the Company has two significant merchant alliance relationships with financial institutions of which one is accounted for under the equity method of accounting and the other is consolidated. The alliance accounted for under the equity method, Chase Paymentech, meets the significant subsidiary test provided in SEC Regulation S-X Rule 1-02(w) in that the Company’s equity earnings of this alliance exceeds 20% of the Company’s consolidated income from continuing operations before income taxes. In accordance with SEC Regulation S-X Rule 3-09, the financial statements of Chase Paymentech will be filed with this Form 10-K by amendment as part of Item 15(c). Upon termination of these alliance relationships, the Company has certain rights to acquire all or a portion of the applicable merchant portfolios, depending on the circumstances of such termination. If the Company were to acquire all or a portion (its ownership interest) of an alliance’s merchant portfolios upon termination, the Company’s consolidated revenues would increase or decrease depending upon if the alliance was previously consolidated, however, there would not be a material impact on consolidated earnings.

Financial Institution Services Segment

The Financial Institution Services segment is comprised of:

•	Credit and retail card processing services;

•	Debit card processing and network services;

•	Output services; and

•	Remittance processing services.

Financial Institution Services revenues from external customers, operating profit, and assets represent the following percentages of FDC’s consolidated revenues, total reported segment and all other and corporate operating profit, and consolidated assets:

	2006	2005	2004
Revenue from external customers	25%	28%	27%
Operating profit	24%	27%	23%
Assets	7%	7%	8%

Description of Financial Institution Services Segment Operations

The Financial Institution Services segment is primarily comprised of businesses that provide credit and retail card processing, debit card processing and network services, output and remittance processing services. Revenue and profit growth in these businesses is derived from growing the core business, expanding product offerings, and improving the overall cost structure. Growing the core business comes primarily from an increase in debit and credit card usage, growth from existing clients and sales to new clients and the related account conversions.

Growth from expanded product offerings is driven by the development or acquisition of new products as well as expansion into adjacent markets, such as healthcare and utilities. The Company will enter adjacent markets where it can leverage its existing infrastructure and core competencies around high volume transaction processing and management of customer account information. The Company will only enter a market that provides significant scale and growth dynamics at least equal to its long term growth objectives and where industry specific management expertise can be acquired.

The Company has relationships and many long-term customer contracts with card issuers providing credit and retail card processing, output services for printing and embossing items, as well as debit card processing services and the STAR network. These contracts generally require a notice period prior to the end of the contract if a client chooses not to renew and some contracts may allow for early termination upon the occurrence of certain events such as a change in control. The termination fees paid upon the occurrence of such events are designed primarily to cover balance sheet exposure related to items such as capitalized conversion costs or signing bonuses associated with the contract; and in some cases, may cover a portion of lost future revenue and profit. Although these contracts may be terminated upon certain occurrences, the contracts provide the segment with a steady revenue stream since a vast majority of the contracts are honored through the contracted expiration date.

Credit and retail card issuing and processing services

Credit and retail card issuing and processing services provide outsourcing services to financial institutions and other issuers of cards, such as consumer finance companies. Financial institution clients include a wide variety of banks, savings and loan associations, group service providers and credit unions. Services provided include, among other things, account maintenance, transaction authorizing and posting, fraud and risk management services and settlement.

The Company provides a full array of services throughout the period of each card’s use, starting from the moment a card-issuing client processes an application for a card. The basic services may include processing the card application, initiating service for the cardholder, processing each card transaction for the issuing retailer or financial institution and accumulating the card’s transactions. The Company’s fraud management services monitor the unauthorized use of cards which have been reported to be lost, stolen, or which exceed credit limits. The Company’s fraud detection systems help identify fraudulent transactions by monitoring each cardholder’s purchasing patterns and flagging unusual purchases. Transactions are processed and posted to the cardholder’s account. Other services provided include customized communications to cardholders, information verification associated with granting credit, debt collection, and customer service.

Revenues for credit and retail card issuing and processing services are derived from fees payable under contracts that depend primarily on the number of cardholder accounts on file. More revenue is derived from active accounts (those accounts on file that had a balance or any monetary posting or authorization activity during the last month of the quarter) than inactive accounts.

Output services

Output services consist of statement and letter printing, embossing and mailing services. Services are provided to organizations that process accounts on the FDC platform as described above and for clients that process accounts on alternative platforms. The Company provides these services primarily through in-house facilities.

Revenues for output services are derived primarily on a per piece basis and consist of fees for the production, and materials related to finished products.

Debit issuing and processing services

The Company provides STAR network access as well as ATM/debit and signature debit card processing services, such as transaction routing, authorization, card embossing and settlement for issuers. When a merchant acquirer acquires a STAR transaction, it sends the transaction to the network switch, which in turn routes the transaction to the appropriate financial institution for authorization. To be routed through the STAR network switch, a transaction must be initiated with a card participating in the STAR network at an ATM or POS terminal also participating in the STAR Network.

Revenue related to the STAR debit network and debit card issuing and processing services is derived from fees payable under contracts but are driven more by monetary transactions processed rather than by accounts on file. The Company provides services which are driven by client transactions and are separately priced and negotiated with clients. In a situation in which a PIN-secured debit transaction uses the Company’s debit network and the Company is the debit card processor for the financial institution, the Company receives (1) a fee from the card issuing financial institution for running the transaction through the network switch, and (2) a fee from the card issuer for obtaining the authorization. There are other possible configurations of transactions that result in the Company’s receiving multiple fees for a transaction, depending on the role which the Company plays.

Remittance processing

The remittance processing business processes mail in payments for third party organizations. Revenues for remittance processing services are derived primarily on a per transaction basis and consist of fees for processing consumer payments.

Financial Institution Services Pipeline

During 2006, the Company converted approximately 100 million accounts. The current pipeline at January 31, 2007 is approximately 24 million accounts, which are mostly retail accounts. The Company expects to convert approximately 18 million of these accounts in 2007.

Financial Institution Services Intellectual Property

The only intellectual property right which is individually material to the Company within the Financial Institution Services segment is the STAR trade name. Financial institutions associate the STAR trade name with quality and reliable debit card processing and network services. Loss of the proprietary use of the STAR trade name or a diminution in the perceived quality associated with that name could harm the Company’s growth in the debit network business.

Most of the segments’ services and products utilize proprietary software that is updated to meet customer needs and remain competitive. The Company has programs to protect its proprietary software and patents as it seeks to offer distinctive services and products to customers which differentiate it from competitors. The patent protection associated with the Company’s systems and software expires at different times over the next one to 20 years.

Financial Institution Services Segment Competition

FDC’s Financial Institution Services segment competes with several other third-party cardholder processors and debit networks in the United States, as well as financial institutions that possess in-house operations to manage card issuance and maintenance.

The most significant competitive factors are price, system performance and reliability, breadth of features and functionality, disaster recovery capabilities and business continuity preparedness, data security, scalability, and flexibility of infrastructure and servicing capability. The Financial Institution Services business is further impacted by financial institution consolidation.

In both the Commercial Services and Financial Institution Services segments, the card associations and payment networks—Visa, MasterCard and Discover—are increasingly offering products and services that compete with those of the Company.

Financial Institution Services Seasonality

A large portion of Financial Institution Services results of operations are driven by the number of accounts on file, both active and inactive, which are affected by the traditional holiday season in the fourth quarter. Debit processing revenues and earnings are impacted by the volume of consumer usage of debit cards, and STAR experiences increased POS activity during the traditional holiday shopping period in the fourth quarter, the back-to-school buying period in the third quarter, and around other nationally recognized holidays.

Financial Institution Services Geographic Mix and Revenues

Revenues from external customers for the Financial Institution Services segment are substantially all earned in the United States. Card issuing revenues outside of the United States are reported by the Company’s International segment. Within the United States, revenues from external customers are geographically dispersed throughout the country.

Financial Institution Services Significant Customers

During 2006, the Company had a significant relationship with two clients whose revenues represented approximately 16% and 12%, respectively, of the Financial Institution Services segment revenue.

First Data International

The First Data International segment is comprised of:

•	Debit, credit, and prepaid card processing;

•	Merchant acquiring and processing;

•	ATM and POS processing, driving, acquiring and switching services; and

•	Card processing software.

First Data International revenues from external customers, operating profit, and assets represent the following percentages of FDC’s consolidated revenues, total reported segment and all other and corporate operating profit, and consolidated assets:

	2006	2005	2004
Revenue from external customers	17%	13%	11%
Operating profit	10%	8%	4%
Assets	10%	7%	6%

The First Data International segment operates in four geographic regions: EMEA includes European, Middle Eastern and African countries and provides card issuing processing, merchant acquiring and processing, and ATM and POS processing, driving, acquiring and switching services across the region; LAC includes Canada and Latin American and Caribbean countries and provides merchant acquiring and processing, card issuing processing, software licensing and debit switching services; ANZSA includes Australia, New Zealand and South Asian countries and provides merchant acquiring, processing and switching services, managed service card processing and owns and operates an ATM network in Australia; and CNA includes China and North Asian countries and mainly provides merchant POS transaction switching services, software licensing, card issuing processing services and host processing services.

The services provided by the International segment are similar in nature to the services described above in the Commercial Services and Financial Institution Services segments other than it comprehends substantially all the services provided outside of the United States. For a description of the International segment’s merchant acquiring and card issuing businesses refer to the descriptions provided above. Internationally, the merchant acquiring and card issuing operations are generally operated as a single business and are presented as such in the International segment.

As discussed above in the Commercial Services segment, the International segment will provide services to Microsoft Corp. as part of a multi-year agreement announced in 2006.

Card processing software

The Company licenses its VisionPLUS credit card transaction processing software to international financial institutions, retailers and third party processors. Additionally, the Company is beginning to use this software as its platform to provide processing services to international financial institutions and plans over two to three years to convert substantially all of its international card processing services to the VisionPLUS platform. The Company also generates revenue from custom programming services for certain customers and from software licensing and maintenance fees from its VisionPLUS software.

First Data International Pipeline

The current pipeline at January 31, 2007 is approximately 19 million accounts. The Company converted 15.8 million of these accounts in February 2007. The Company expects to convert approximately 0.8 million additional accounts during the remainder of 2007.

First Data International Segment Intellectual Property

FDC owns many trademarks, patents and other intellectual property that are important to its future success. Also important to the segment is the VisionPLUS trademark. VisionPLUS is recognized internationally as a quality software product and card processing system. The software is important to the Company’s international expansion. Most of the segments’ services and products utilize proprietary software that is updated to meet customer needs and remain competitive. The Company has programs to protect its proprietary software and patents as it seeks to offer distinctive services and products to customers which differentiate it from competitors. The patent protection associated with the Company’s systems and software expires at different times over the next one to 20 years.

First Data International Segment Competition and Seasonality

Competition and seasonality within the First Data International segment is similar to that of the Commercial Services and Financial Institution Services segments for the respective product and service offerings and also includes third-party software providers. See discussions above. A noted difference from the domestic operations is that there are more and smaller competitors because the International segment spans many different countries.

First Data International Geographic Mix

The following countries accounted for more than 10% of the segment’s revenues from external customers for the years ended December 31, 2006, 2005 and 2004, respectively:

	2006	2005	2004
United Kingdom	23%	31%	39%
Germany	18%	16%	18%
Australia	15%	20%	19%

No other individual foreign country accounted for more than 9% of the segment’s revenues from external customers for the years ended December 31, 2006, 2005 and 2004, respectively. No individual foreign country was material to the Company’s consolidated revenues. Revenue by geographic region as a percentage of the total International segment revenue for the year ended December 31, 2006 is as follows: EMEA 62%, ANZSA 17%, LAC 16% and CNA 5%.

First Data International Significant Customers

No individual customer makes up more than 10% of the First Data International segment revenue.

Integrated Payment Systems

The Integrated Payment Systems segment is comprised of:

•	Official check and money order issuance; and

•	Check processing and payment management services.

Integrated Payment Systems revenues from external customers, operating profit, and assets represent the following percentages of FDC’s consolidated revenues, total reported segment and all other and corporate operating profit, and consolidated assets:

	2006	2005	2004
Revenue from external customers	(2)%	0%	4%
Operating profit	1%	8%	21%
Assets	42%	42%	43%

Official checks and money orders

The Company issues official checks, which are sold primarily through financial institutions, and money orders, which are sold at financial institutions or retail store fronts. Official checks serve as an alternative to a bank’s own disbursement items such as cashiers or bank checks and money orders primarily serve as a disbursement option for un-banked customers.

The Company’s official check and money order services generate revenue primarily through its ability to invest funds pending settlement. The Company invests these funds in high-quality investments to minimize its exposure to credit risks. These investments primarily are in high-quality, tax-free municipal bonds.

An official check transaction is initiated when a consumer procures an official check from one of the Company’s agents typically a financial institution. The agent generally is required to remit the funds collected from the consumer to the Company the same day or the following day. The Company pays its agents commissions based on short-term variable interest rates and the balance of outstanding official checks attributable to the individual agent. The Company nets the commissions paid to agents against the revenues it earns from its investments.

Check processing and payment management services

Check processing represents capture and processing of inbound and outbound checks, including image based services, and payment management services including remote deposit, clearing services and processing which occur in various forms such as checks, ACH, wire transfer and stored value cards.

Integrated Payment Systems Intellectual Property

FDC owns many trademarks, patents and other intellectual property that are important to its future success. Most of the segments’ services and products utilize proprietary software that is updated to meet customer needs and remain competitive. The Company has programs to protect its proprietary software and patents as it seeks to offer distinctive services and products to customers which differentiate it from competitors. The patent protection associated with the Company’s systems and software expires at different times over the next one to 20 years.

Integrated Payment Systems Competition

FDC’s official check and money order businesses compete with one other third party check issuer, financial institutions processing their own in-house check products and postal money orders.

Integrated Payment Systems Significant Customers

No individual customer makes up more than 10% of the Integrated Payment Systems segment revenue.

All Other and Corporate

The remainder of the Company’s business units are grouped in the All Other and Corporate category, which includes EFS Transportation Services Inc. (“EFSTS”), FDGS Holdings, LP (“FDGS”), Teleservices, First Data Voice Services, First Data Solutions and corporate operations.

EFSTS provides payment processing, settlement and specialized reporting services for transportation companies and owns and operates ATMs at truck stops. EFSTS is a closed loop payment processing system for transportation companies in the United States. Its products offer transportation drivers a convenient way to purchase fuel, access cash and pay for repairs while on the road. Transportation companies use the processing system to manage their business daily through the internet or real time via a direct connection to a host.

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

First Data Solutions serves financial institutions, debt, and collection agencies by helping them locate, verify and identify individuals and businesses.

Corporate operations include administrative and shared service functions such as the executive group, acquisitions group, legal, tax, treasury, internal audit, accounting, human resources, information technology, and procurement. Costs incurred by corporate that are directly related to a segment are allocated to the respective segment. Shared service costs are allocated to the segments primarily based on a relative percentage of total segment revenue.

All Other and Corporate Competition

The operations within All Other and Corporate have various competitors. Any single competitor would not have a material impact on the Company.

All Other and Corporate Significant Customers

All Other and Corporate has a significant customer relationship with one customer that represents approximately 19% of All Other and Corporate’s revenue from external customers.

Regulation

Various aspects of the Company’s service areas are subject to U.S. federal, state and local regulation, as well as regulation outside the United States. Failure to comply with regulations may result in the suspension or revocation of licenses or registrations, the limitation, suspension or termination of service, and/or the imposition of civil and criminal penalties, including fines. Certain of the Company’s services also are subject to rules promulgated by various payment networks, such as Visa, MasterCard and Discover, as more fully described below.

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

Because a number of the Company’s subsidiary businesses, including card issuer processing, merchant processing and STAR debit network businesses, provide data processing services for financial institutions, they are subject to examination by the Federal Financial Institutions Examination Council, an interagency body comprised of the federal bank and thrift regulators and the National Credit Union Association.

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

First Data Slovakia is registered with the National Bank of Slovakia as an authorized participant to the Slovak payment system.

Association and Network Rules

FFB is a member of Visa U.S.A. Inc. and MasterCard International, Inc. and is subject to the rules of those associations, including a capital requirement based on the merchant credit card processing volume and risk profile of the merchant transactions cleared through FFB. FFB is also a member of numerous debit and electronic benefits transaction (“EBT”) networks in connection with its sponsorship of merchants, financial institutions, independent sales organizations and ATMs into such networks and its issuance of prepaid debit cards. FDLCC is a member of MasterCard in Canada and subject to MasterCard rules. Argencard, S.A. is a member of MasterCard in Argentina and subject to MasterCard rules. First Data Resources, Inc., First Data Merchant Services Corporation, FDRL, First Data Hellas, First Data Latvia, First Data Lithuania, First Data Slovakia, First Data Austria, First Data Acquisition Corp, First Data Resources Australia Limited (“FDRA”), BWA Merchant Services Pty Ltd. (“BWAMS”), Omnipay, Limited and STAR are registered with Visa and MasterCard as service providers for member institutions. Two STAR entities, Star Networks, Inc. and Star Processing Inc., are also processor level members of numerous debit and EBT networks in connection with processing services and other services they provide to their customers. As such, the Company is subject to applicable card association and network rules, which could subject it to a variety of fines or penalties that may be levied by the card associations or networks for certain acts and/or omissions on the part of the Company, its sponsorees, acquirer customers, processing customers and/or merchants. The Company mitigates this risk by maintaining an extensive card association and network compliance function. The Company is also subject to network operating rules promulgated by the National Automated Clearing House Association relating to payment transactions processed by the Company using the Automated Clearing House Network and to various state laws regarding such operations, including laws pertaining to EBT.

Cashcard Australia Limited (“Cashcard”) is a member of the Australian Consumer Electronic Clearing System (“CECS”), which is a debit payment system regulated by network operating rules established and administered by Australian Payments Clearing Association Limited and which facilitates the clearing and settlement of ATM and Electronic Funds Transfer at Point of Sale (“EFTPOS”) payments in Australia. The network operating rules impose a variety of sanctions, including suspension or termination of membership and fines for non-compliance. Cashcard also operates its own network of members, regulated by rules promulgated by Cashcard, which facilitates access to CECS for Cashcard’s member institutions. To enable Cashcard to settle in CECS direct with banks and financial institutions, Cashcard maintains an Exchange Settlement Account (“ESA”) which is supervised by the Reserve Bank of Australia through its delegate, the Australian Payments Regulatory Authority (“APRA”), and which requires Cashcard to adhere to conditions imposed by APRA, such as maintaining a minimum balance in the ESA.

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

Credit Reporting and Debt Collections Regulations

TeleCheck Services Inc. (“TeleCheck”) is subject to the Federal Fair Credit Reporting Act (“FCRA”) and various similar state laws based on TeleCheck’s maintenance of a database containing the check-writing histories of consumers and the use of that information in connection with its check verification and guarantee services.

The collection business within TeleCheck is subject to the Fair Debt Collection Practices Act and various similar state laws. FDRL has a license under the Consumer Credit Act, to enable it to undertake collections activity on behalf of its card issuing customers, through calls and letters to the debtors.

TeleCheck may become subject to further regulation in the future as legislatures, both federal and state, enact additional legislation aimed at regulating the collection, storage and use of data and databases regarding consumers. In particular, legislation reducing or eliminating access to and use of information on drivers licenses, requiring blocking of access to credit reports or scores, mandating score or scoring methodology disclosure and proscribing the maintenance or use of consumer databases, including a consumer’s rights to affect the usable content of databases, could reduce the effectiveness of TeleCheck’s risk management tools or otherwise increase its costs of doing business. Such legislation could also affect the business of First Data Solutions, which provides access to non-FCRA data for identity verification and fraud-prevention purposes, by imposing new regulatory requirements or restricting the availability and completeness of consumer data.

In Australia, FDRA and BWAMS are subject to the Privacy Act in respect of obtaining credit reports. No license is required but the Act regulates the persons to whom credit reports can be provided by credit reporting agencies and the uses and disclosures that can be made of the information contained in credit reports obtained about consumers.

Payment Instrument Licensing and Regulation

The Company is subject to various U.S. federal, state and foreign laws and regulations governing the sale of payment instruments, such as official checks and money orders.

In the United States, most states license issuers of payment instruments. Many states exercise authority over the operations of the Company’s services related to the sale of payment instruments and, as part of this authority, subject the Company to periodic examinations. Many states require, among other things, that proceeds from the sales of such instruments be invested in high-quality marketable securities prior to the settlement of the transactions. Such licensing laws also may cover matters such as regulatory approval of consumer forms, consumer disclosures and the filing of periodic reports by the licensee, and require the licensee to demonstrate and maintain levels of net worth. Many states also require issuers of payment instruments and their agents to comply with federal and/or state anti-money laundering laws and regulations.

The Company’s payment instrument businesses also are subject to regulation by the United States, including anti-money laundering laws and regulations, including the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001 (collectively, the “BSA”). In addition, certain economic and trade sanctions programs that are administered by the Treasury Department’s Office of Foreign Assets Control (“OFAC”), prohibit or restrict transactions to or from or dealings with specified countries, their governments, and in certain circumstances, their nationals, and with individuals and entities that are specially-designated nationals of those countries, narcotics traffickers, and terrorists or terrorist organizations. The BSA, among other things, requires the issuers and sellers of money orders and official checks, to develop and implement risk-based anti-money laundering programs, report large cash transactions and suspicious activity, and to maintain transaction records.

The Company has developed and is enhancing global compliance programs to monitor and address legal and regulatory requirements and developments.

Government agencies both inside and outside the United States may impose new or additional rules on sales of payment instruments, including regulations which (i) impose additional identification, reporting or recordkeeping requirements; (ii) limit the entities capable of providing the sale of payment instruments; and (iii) require additional consumer disclosures.

Escheat Regulations

The Company is subject to unclaimed or abandoned property (escheat) laws in the United States and abroad which require the Company to turn over to certain government authorities the property of others held by the Company that has been unclaimed for a specified period of time, such as, in the Integrated Payment Systems segment, payment instruments that have not been presented for payment or, in the Commercial Services segment, account balances that cannot be returned to a merchant following discontinuation of its relationship with the Company. A number of the Company’s subsidiaries hold property subject to escheat laws and the Company has an ongoing program to comply with those laws. The Company is subject to audit by the states with regard to its escheatment practices.

The Company is under notice of intent to audit its escheat practices by Affiliated Computer Services (“ACS”) on behalf of 43 states (the “ACS States”). However, the ACS States have agreed to allow the Company to conduct an internal examination of its escheatment practices utilizing third party experts. The Company also has entered into Voluntary Disclosure Agreements with four other states (the “VDA States”). Like the ACS States, the VDA States agreed to allow the Company to conduct its own internal review in place of an audit by the states.

The Company completed the majority of its internal review in December 2005. As a result of that review and in addition to amounts already recorded, in the fourth quarter of 2005 the Company recognized a $14.2 million pretax charge for domestic and international escheatment liabilities related to certain transactions processed prior to January 1, 2005. The Company has completed its internal review and is in the final discussions of the results thereof with the ACS States and the VDA States. Any difference between the amounts accrued by the Company and that claimed by a state or foreign jurisdiction will be reflected in the periods in which any resolutions occur.

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

Employees and Labor

At January 31, 2007, the Company employed approximately 29,000 employees, approximately 90% of which were full-time employees. A wholly-owned subsidiary of FDC has approximately 2,000 employees in the United Kingdom, about 25% of whom are members of Amicus trade union (formerly UNIFI trade union). Employees of FDC subsidiaries in Vienna, Austria; Frankfurt, Germany; Nürnberg, Germany; and Stüttgart, Germany are also represented by local works councils. The majority of the Company’s employees are not otherwise represented by any labor organization in the United States. The Company believes that its relations with its employees and the labor organizations identified above are in good standing.

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

The ability to adopt technological advancements surrounding POS technology available to merchants could have an impact on the Company’s International and Commercial Services business. The Company’s inability to respond to new competitors and technological advancements could impact all of the Company’s businesses.

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

The Company is subject to risks related to the changes in currency rates as a result of its investments in foreign operations and from revenues generated in currencies other than the U.S. dollar. From time to time, the Company utilizes foreign currency forward contracts or other derivative instruments to mitigate the cash flow or market value risks associated with foreign currency denominated transactions. However, these hedge contracts may not eliminate all of the risks related to foreign currency translation.

Increase in interest rates may negatively impact the Company’s operating results and financial condition.

The Company may be impacted by interest rates most significantly in the following three ways:

•

Interest expense is incurred on the Company’s $2.5 billion in borrowings and its related interest rate swaps. The effect of the swaps on much of the fixed rate debt requires the Company to pay interest based on variable rates.

•

Interest income is earned on the Company’s $19.1 billion in settlement assets and related interest rate swaps. The effect of the swaps on the fixed rate investments results in the Company receiving interest based on variable rates.

•	Commissions paid to official check agents are based on short-term variable interest rates on the balance of outstanding official checks.

An increase in interest rates would have a negative impact on the Company’s results of operations by causing an increase in interest expense and commission expense. The impact on interest income would not offset the potential negative impact of the interest and commission expense.

Future consolidation of client financial institutions or other client groups may adversely affect the financial condition of the Company.

The Company has experienced the negative impact of the bank industry consolidation in recent years. Bank industry consolidation impacts existing and potential clients in FDC’s service areas, primarily in Financial Institution Services and Commercial Services. The Company’s alliance strategy could be negatively impacted as a result of consolidations, especially where the banks involved are committed to their internal merchant processing businesses that compete with the Company. Bank consolidation has led to an increasingly concentrated client base in the industry, resulting in a changing client mix for Financial Institution Services as well as increased price compression. Further consolidation in the bank industry or other client base could have a negative impact on the Company.

Unfavorable resolution of tax contingencies could adversely affect the Company’s tax expense.

The Company has established contingency reserves for material tax exposures relating to deductions, transactions and other matters involving some uncertainty as to the proper tax treatment of the item. These reserves reflect what the Company believes to be reasonable assumptions as to the likely final resolution of each issue if raised by a taxing authority. While the Company believes that the reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be finally resolved at a financial cost not in excess of any related reserve. An unfavorable resolution, therefore, could negatively impact the Company’s results of operations.

Changes in laws, regulations and enforcement activities affecting the products, services and markets in which the Company operates.

Various aspects of the Company’s service areas are subject to U.S. federal, state and local regulation, as well as regulation outside the United States. Failure to comply with regulations may result in the suspension or revocation of license or registration, the limitation, suspension or termination of service, and/or the imposition of civil and criminal penalties, including fines which could have an adverse effect on the financial condition of the Company. As described in Item 1, the Company is subject to U.S. and international financial services regulations, a myriad of consumer protection laws, escheat regulations and privacy and information security regulations to name only a few. Changes to legal rules and regulations, or interpretation or enforcement thereof, could have a negative financial effect on the Company. In addition, even inadvertent failure of the Company to comply with laws and regulations, as well as rapidly evolving social expectations of corporate fairness, could damage the Company’s reputation or brands.

The Company’s services are dependent on the protection of intellectual property rights and defending itself from potential patent infringement claims.

The Company’s trademarks, patents and other intellectual property are important to its future success. The STAR trade name is an intellectual property right which is individually material to the Company. The STAR trade name is widely recognized and is associated with quality and reliable service. Loss of the proprietary use of the STAR trade name or a diminution in the perceived quality associated with this name could harm the Company’s growth in the debit network business.

The Company also relies on proprietary technology. It is possible that others will independently develop the same or similar technology. Assurance of protecting its trade secrets, know-how or other proprietary information cannot be guaranteed. The Company’s patents could be challenged, invalidated or circumvented by others and may not be of sufficient scope or strength to provide the Company with any meaningful protection or advantage. If the Company were unable to maintain the proprietary nature of its technologies, the Company could lose competitive advantages and be materially adversely affected.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2.    PROPERTIES

As of December 31, 2006, the Company and its subsidiaries owned or leased approximately 138 domestic properties and approximately 62 international properties. These facilities are used for operational, sales and administrative purposes, and are all currently being utilized.

	Leased Facilities		Owned Facilities		Facilities Leased with Option to Buy
	No.	Sq. Ft.	No.	Sq. Ft.	No.	Sq. Ft.
Facilities in the United States
First Data Commercial Services	85	1,588,068	2	277,280	3	310,000
First Data Financial Institution Services	19	775,917	8	1,322,473	3	308,560
Integrated Payment Systems	5	149,799	—	—	—	—
All Other and Corporate	11	654,924	2	125,369	—	—

International Facilities
First Data Commercial Services	2	3,950	—	—	—	—
First Data Financial Institution Services	1	50,059	—	—	—	—
First Data International	53	969,445	6	433,971	—	—

Integrated Payment Systems has principal operations in Englewood, Colorado. Commercial Services’ principal operations are conducted in Melville, New York; Hagerstown, Maryland; Coral Springs and Maitland,

Florida; Kennsaw and Marietta, Georgia; Houston, Texas; Moorpark and Roseville, California; and Wilmington, Delaware. The principal operations for Financial Institution Services are located in Omaha, Nebraska; Chandler, Arizona; Wilmington, Delaware; and Maitland, Florida. The principal operations for First Data International are located in Basildon, United Kingdom; Frankfurt, Germany; Athens (Kryoneri), Greece; and Sydney, Australia. The Company’s All Other and Corporate facilities include the Company’s corporate offices in Greenwood Village, Colorado as well as offices in Omaha, Nebraska.

The Company believes that its facilities are suitable and adequate for its current business; however, the Company periodically reviews its space requirements and may acquire new space to meet the needs of its businesses or consolidate and dispose of or sublet facilities which are no longer required.

ITEM 3.    LEGAL PROCEEDINGS

In Re: Concord EFS, Inc. Shareholders Litigation

As previously reported, on or about April 3 and 4, 2003 two purported class action complaints were filed on behalf of the public holders of Concord’s common stock (excluding shareholders related to or affiliated with the individual defendants) in the Circuit Court of Tennessee for the Thirtieth Judicial District by Charles Reed and Coralyn Stransky. The defendants in those actions were certain current and former officers and directors of Concord. The complaints generally alleged breaches of the defendants’ duty of loyalty and due care in connection with the defendants’ alleged attempt to sell Concord without maximizing the value to shareholders in order to advance the defendants’ alleged individual interests in obtaining indemnification agreements related to litigation against Concord and its directors alleging Concord’s financial statements were materially misleading and other derivative litigation. The complaints sought class certification, injunctive relief directing the defendants’ conduct in connection with an alleged sale or auction of Concord, reasonable attorneys’ fees, experts’ fees and other costs and relief the Court deems just and proper. These complaints were consolidated into one action (In Re Concord EFS, Inc. Shareholders Litigation) and transferred to the Shelby County Circuit for the State of Tennessee.

As previously reported, on or about April 2, 2003 an additional purported class action complaint was filed in the Chancery Court for Shelby County, Tennessee, by Barton K. O’Brien. The defendants were Concord, certain of its current and former officers and directors, and the Company. This complaint contained allegations regarding the individual defendants’ alleged insider trading and alleged violations of securities and other laws and asserted that this alleged misconduct reduced the consideration offered to Concord shareholders in the proposed merger between Concord and a subsidiary of the Company. The complaint sought class certification, attorneys’ fees, experts’ fees, costs and other relief the Court deems just and proper. Moreover, the complaint also sought an order enjoining consummation of the merger, rescinding the merger if it is consummated and setting it aside or awarding rescissory damages to members of the putative class, and directing the defendants to account to the putative class members for unspecified damages. On April 24, 2003, the Company filed a motion to dismiss the claims against it which was granted by the Court. On June 25, 2003, this complaint was transferred to the Shelby County Circuit Court in which In re Concord EFS, Inc. Shareholders Litigation is pending. Through a Court-ordered second amended consolidated complaint filed September 19, 2003, the two matters were consolidated.

As previously reported, on October 15, 2003, the plaintiffs moved for leave to file a third amended consolidated complaint similar to the previous complaints but also alleging that the proxy statement disclosures relating to the antitrust regulatory approval process were inadequate. On October 17, 2003, the plaintiffs filed a motion for preliminary injunction to enjoin the shareholder vote on the proposed merger and/or the merger itself. The Court denied the plaintiffs’ motion on October 20, 2003 but ordered deposition discovery on an expedited basis. On October 27, 2003 the plaintiffs filed a renewed motion to enjoin the shareholder vote, which was denied by the Court the same day. A motion to dismiss was filed on June 22, 2004 alleging that the claims should be denied and are moot since the merger has occurred. On October 18, 2004, the Court heard arguments on the plaintiff’s motion to amend complaint and defendant’s motion to dismiss. On September 12, 2006, the Court granted the plaintiff’s motion to file a third amended complaint.

In early November 2006, Concord filed a motion to dismiss the third amended complaint. The Company intends to vigorously defend the action.

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

As previously reported, in Brennan, on May 4, 2005, the Court ruled on Defendants’ Motion to Dismiss and Motion for Judgment on the Pleadings. The Court did not dismiss the complaint, except for a technical dismissal of the claims against First Data Corporation, Bank One Corporation and JPMorgan Chase. On May 25, 2005, the plaintiffs filed an amended complaint that clarified the basis for alleging that the holding companies First Data Corporation, Bank One Corporation and JPMorgan Chase were liable. On July 21, 2005, Concord filed a motion for summary judgment seeking to foreclose claims arising after February 1, 2001—the date that Concord acquired the STAR network. On August 22, 2005, the Court also consolidated all of the ATM interchange cases pending against the defendants in Brennan that is now referred to collectively as the “ATM Fee Antitrust Litigation.” On September 14, 2006, a hearing on the Company’s Motion for Summary Judgment was held.

On November 30, 2006, the Court issued an order that terminated the pending motion and requested further discovery on the limited issue of procompetitive justifications for the fixed ATM interchange by March 1, 2007. The Company intends to vigorously defend the action.

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

As previously reported, on November 5, 2002, the Company and two of its subsidiaries filed counterclaims in the Visa Action. In the counterclaim, the Company alleged that Visa International and Visa U.S.A., Inc. (collectively “Visa”), abused their market power to prevent the Company from internally processing Visa credit card transactions outside of the Visa network through private arrangements. The Company also alleged that Visa barred the Company and its customers from using private arrangements to bypass the Visa network, required the Company’s customers to pay for Visa’s network services regardless of whether the customers use those services, used its fee structure to raise the costs of rivals and potential rivals, imposed unreasonable conditions on rivals’

access to its network and deterred and prevented its members from using more efficient providers of network services such as the Company. Based on this and other conduct, the counterclaim asserts claims of monopolization, attempt to monopolize, tying, unfair competition, violations of the Cartwright Act, defamation, trade libel, interference with prospective economic advantage, and breach of contract. The Company sought trebled and punitive damages, attorneys’ fees and costs, restitution and disgorgement, and injunctive relief. On August 16, 2005, the Court denied Visa’s summary judgment motion seeking to establish as a matter of law that Visa is a single entity.

As previously reported, on July 5, 2006, the Company and Visa announced their agreement to settle the dispute. Pursuant to the terms of the settlement, for the next five years, Visa will pay the Company $10 million per year. The Company and Visa agreed to work together on various product and business development initiatives which could provide mutual benefit to them and improve the electronic payments industry. Visa will provide financial support for these initiatives. The Company also agreed to transition all transactions being intra-processed on the Company’s Omaha platform to Visa’s system, and to route all future Visa-branded transactions through VisaNet subject to certain exceptions.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The principal market for the Company’s common stock is the New York Stock Exchange (“NYSE”), ticker symbol FDC. The following table sets forth, for the indicated calendar periods, the reported intraday high and low sales prices of the common stock on the NYSE Composite Tape and the cash dividends per share of common stock. At January 31, 2007, the Company had 4,548 common stockholders of record.

	High	Low	Dividend
2006
First Quarter	$48.45	$41.76	$0.06
Second Quarter	48.88	43.91	0.06
Third Quarter	45.58	39.22	0.06
Fourth Quarter (1)	25.74	21.93	0.03
2005
First Quarter	$42.44	$38.50	$0.06
Second Quarter	40.86	36.50	0.06
Third Quarter	43.22	39.30	0.06
Fourth Quarter	44.75	38.60	0.06

(1)	On September 29, 2006, the Company spun off its Western Union money transfer business as an independent publicly traded company in the form of special dividend distributed to company shareholders. Subsequent to the spin-off, in December 2006, the Company decreased its quarterly dividend for common stockholders to $0.03 per common share from $0.06 per common share.

The following table sets forth stock repurchases for each of the three months of the quarter ended December 31, 2006:

	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31	700,000	$24.363	700,000	$1,175,445,807
November 1 – November 30	10,248,520	$24.722	8,198,520	$972,219,877
December 1 – December 31	5,377,434	$25.076	4,202,434	$866,878,483

Total	16,325,954	$24.823	13,100,954

(1)	The number of shares repurchased in open-market transactions through a repurchase program for the Company’s employee benefit plans for each of the three months of the quarter ended December 31, 2006 was as follows:

Month	Shares
October 1 – October 31	0
November 1 – November 30	2,050,000
December 1 – December 31	1,175,000

(2)	In February 2005, the Company’s Board of Directors authorized the repurchase of up to $2 billion of shares of the Company’s common stock. As of December 31, 2006, the remaining authorization for stock repurchases was approximately $0.9 billion.

Refer to Note 15 of the Company’s Consolidated Financial Statements in Item 8 for information related to equity compensation plans.

Performance Graph

The following graph compares the yearly percentage in cumulative total shareholders return on Common Stock of the Company since December 31, 2001 with the cumulative total return over the same period for (i) the S&P 500 Index, and (ii) a peer group selected by the Company. The peer group is composed of the following eleven computer services companies with market capitalizations over one billion dollars: Automatic Data Processing, Inc.; Ceridian Corporation; Certegy, Inc.; Computer Sciences Corporation; DST Systems, Inc.; Electronic Data Systems Corporation; Equifax, Inc.; Fiserv, Inc.; Paychex, Inc.; SunGard Data Systems, Inc.; and Total System Services, Inc.; (TSYS) (the “Peer Group”). In 2005, SunGard Data Systems, Inc. was eliminated from the Peer Group as it ceased trading on the New York Stock Exchange effective August 11, 2005 and in 2006 Certegy, Inc. was eliminated from the Peer Group as it merged with Fidelity National Information Services, Inc. effective February 1, 2006.

Pursuant to rules of the Securities and Exchange Commission (“SEC”), the comparison assumes $100 was invested on January 1, 2002 in the Company’s Common Stock and in each of the indices and assumes reinvestment of dividends, including reinvestment of the special dividend distributed on September 29, 2006 in connection with the Company’s spin-off of 100% of its Western Union money transfer business to Company shareholders.

Also pursuant to SEC rules, the returns of each of the companies in the Peer Group are weighted according to the respective company’s stock market capitalization at the beginning of each period for which a return is indicated. Historic stock price is not indicative of future stock price performance.

	FIRST DATA	PEER GROUP	S&P 500
12/31/2001	100.00	100.00	100.00
12/31/2002	90.61	61.40	77.90
12/31/2003	105.54	75.27	100.25
12/31/2004	109.64	78.97	111.15
12/31/2005	112.05	84.07	116.61
12/31/2006	123.04	93.40	135.03

ITEM	6. SELECTED FINANCIAL DATA

The following data should be read in conjunction with the Consolidated Financial Statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this annual report.

The Notes to the Consolidated Financial Statements contain additional information about various acquisitions, dispositions, and certain charges and benefits resulting from restructurings, impairments, litigation and regulatory settlements, other, investment gains and losses, divestitures and debt repayment costs which affect the comparability of information presented. Certain prior years’ amounts have been reclassified to conform to the current year presentation. The Company classified Western Union, Primary Payment Systems, IDLogix and Taxware as discontinued operations in 2006 and NYCE as a discontinued operation in 2003, and all periods below have been reclassified from historically reported results to reflect the impact. Amounts below include Concord since the merger on February 26, 2004 and all other acquisitions since the date acquired. All results are in millions, except for per share amounts or otherwise noted.

	For Year Ended December 31,
	2006	2005	2004	2003	2002
Income statement data:
Revenues	$7,076.4	$6,526.1	$6,633.4	$5,432.7	$5,007.8
Operating expenses (a)	5,990.9	5,461.0	5,111.5	4,214.2	3,760.4
Other operating expenses (b)	5.0	142.6	120.3	35.5	32.9
Other income (expense) (c)	(169.9)	(32.7)	56.8	(144.5)	(578.5)
Income from continuing operations	847.7	807.5	1,151.3	864.6	600.4
Income from discontinued operations	665.7	909.9	757.0	635.6	408.9
Depreciation and amortization	700.8	689.0	656.0	494.6	470.6
Per share data for continuing operations:
Earnings per share—basic (d)	$1.11	$1.04	$1.39	$1.17	$0.79
Earnings per share—diluted (d)	1.09	1.03	1.37	1.15	0.78
Cash dividends per share (d)	0.21	0.24	0.08	0.08	0.07
Balance sheet data (at year-end):
Total assets	$34,460.7	$34,248.5	$32,718.8	$25,585.6	$26,591.2
Settlement assets	19,149.8	16,076.3	14,995.5	14,551.1	16,221.8
Assets held for sale and spin-off	—	3,812.6	3,170.9	3,248.3	2,990.7
Total liabilities	24,319.5	25,791.5	23,832.7	21,538.3	22,434.9
Settlement obligations	19,166.5	16,152.5	14,894.9	14,275.3	15,840.2
Borrowings	2,516.2	5,354.6	4,604.3	3,034.7	2,577.0
Convertible debt	—	—	—	537.2	552.7
Liabilities related to sale and spin-off	—	1,730.6	1,473.3	1,392.6	1,206.9
Total stockholders’ equity	10,141.2	8,457.0	8,886.1	4,047.3	4,156.3
Summary operating data:
At year-end—
Domestic active card accounts on file (in millions) (e)	116.8	91.9	99.7	106.2	104.4
International card accounts on file (in millions) (f)	48.3	30.9	31.5	30.9	27.2
For the year—
Domestic merchant transactions (in millions) (g)	25,499.9	22,546.7	19,107.1	11,702.8	9,577.8
Domestic debit issuer transactions (in millions) (h)	9,407.4	7,908.1	6,818.9	2,605.9	2,255.5
International transactions (in millions) (i)	4,591.6	2,816.0	1,885.6	1,266.9	1,050.4

(a)	Operating expenses include Cost of services; Cost of products sold; Selling, general and administrative; and Reimbursable debit network fees, postage and other.
(b)	Other operating expenses include Restructuring, net; Impairments; Litigation and regulatory settlements; and Other charges.
(c)	Other income (expense) includes Interest income, Interest expense, Investment gains and losses, Divestitures, net and Debt repayment costs.
(d)	In March 2002, the Company’s Board of Directors declared a 2-for-1 stock split of the Company’s common stock to be effected in the form of a stock dividend. Shareholders of record on May 20, 2002 received one share of the Company’s common stock for each share owned. The distribution of the shares occurred after the close of business on June 4, 2002.
(e)	Domestic active card accounts on file include bankcard and retail customer accounts that had a balance or any monetary posting or authorization activity during the last month of the quarter.
(f)	International card accounts on file include bankcard and retail accounts.
(g)	Domestic merchant transactions include acquired VISA and MasterCard credit and signature debit, PIN-debit, electronic benefits transactions (“EBT”), and processed-only or gateway customer transactions at the point of sale (“POS”). Domestic merchant transactions also include acquired ATM transactions, gateway transactions at ATMs, and STAR PIN-debit POS transactions received from other acquirers.
(h)	Domestic debit issuer transactions include VISA and MasterCard signature debit, STAR ATM, STAR PIN-debit POS and ATM and PIN-debit POS gateway transactions.
(i)	International transactions include VISA, MasterCard and other card association merchant acquiring and switching and debit issuer transactions for clients outside the U.S. Transactions include credit, signature debit and PIN-debit POS, POS gateway and ATM transactions. Transactions for prior years have been adjusted to conform to current year presentation.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

First Data Corporation (“FDC” or “the Company”), with headquarters in Greenwood Village, Colorado, operates electronic commerce businesses providing services that include merchant transaction processing and acquiring services; credit, retail and debit card issuing and processing services; official check issuance; and check guarantee and verification services.

Segment Realignment

In November 2005, Charles T. Fote, the Chief Executive Officer, President and Chairman of the Board of Directors of FDC, retired. Henry C. Duques was named the Company’s Chief Executive Officer in November 2005 and became the Chairman of the Board of Directors on January 1, 2006. In connection with this change in leadership, changes were made to the Company’s senior management and organization of the business. Beginning in 2006, the Company began making strategic and operating decisions with regards to assessing performance and allocating resources based on a new segment structure which includes four business segments: First Data Commercial Services, First Data Financial Institution Services, First Data International and Integrated Payment Systems (“IPS”). Western Union was a separate operating segment prior to its spin-off in September 2006 at which point it was reflected in discontinued operations. A summary of the segments follows:

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

•

The First Data Financial Institution Services segment is comprised of businesses that provide credit and retail card processing, debit card processing and network services, output and remittance processing services. The credit and retail card processing and debit network processing businesses provide services which enable financial institutions and other organizations offering branded credit cards, branded debit cards and retail private label cards to consumers and businesses to manage customer accounts. The output services business provides printing and embossing services to clients processing accounts on the Company’s platform, as well as those using alternative platforms. The remittance processing business processes remittances for third-party organizations. The segment’s largest components of revenue consist of fees for account management, transaction authorization and posting, and network switching, as well as reimbursable postage.

•

The First Data International segment is comprised of businesses that provide the following services outside of the United States: credit, debit and prepaid card processing; merchant acquiring and processing; and ATM and point-of-sale (“POS”) processing, driving, acquiring and switching services. The largest components of the segment’s revenue are fees for facilitating the merchants’ ability to accept credit and debit cards by authorizing, capturing, and settling merchants’ credit, debit, stored-value and loyalty card transactions as well as for transaction authorization and posting, network switching and account management.

•

The Integrated Payment Systems segment’s most significant operations involve the issuance of official checks and money orders by agents which are typically banks or other financial institutions. Official checks serve as an alternative to a bank’s own disbursement items such as cashiers or bank checks. This segment also provides other payment services such as remote deposit, clearing services and processing which occur in various forms such as checks, ACH, wire transfer and stored-value cards. A large component of revenue is earnings on invested funds which are pending settlement.

To achieve its financial objectives, the Company focuses on internal revenue growth, supplemented by strategic acquisitions. Internal growth is achieved through building its consumer brands and entering into new and strengthening existing alliance partner relationships. Internal growth also is driven through increased demand through growth of clients and partners. The Company has long-standing relationships and long-term contracts with these clients and partners. The length of the contracts varies across the Company’s business units, but the majority are for multiple years.

Acquisitions supplement the Company’s efforts to access new markets and client groups, while the Company may divest businesses that no longer complement the Company’s overall strategic plan. FDC’s acquisitions typically complement existing products and services, enhance the Company’s product lines, expand its customer base and expand its offerings geographically. The Company leverages its existing brands, alliance relationships and infrastructure (e.g., established sales force) to complement and introduce the acquired company’s products to new markets, customers and geographic areas.

Industry

The Company expects that the shift from cash and paper check transactions to electronic and card transactions will continue to create growth opportunities. However, the decrease in the use of checks will negatively affect the Company’s check verification and guarantee business, as well as remittance processing, and therefore partially offset the growth opportunities. Bank industry consolidation impacts existing and potential clients in FDC’s service areas. The Company’s alliance strategy could be impacted negatively as a result of consolidations, especially where the banks involved are committed to merchant processing businesses that compete with the Company. Conversely, if an existing alliance bank partner acquires a new merchant business, this could result in such business being contributed to the alliance. Bank consolidation has led to an increasingly concentrated client base in the industry, resulting in a changing client mix for Financial Institution Services as well as increased price compression.

Financial Statement Restatement

On August 22, 2006, management of FDC and the Audit Committee of its Board of Directors made the decision to restate the Company’s previously issued Consolidated Financial Statements for the years ended December 31, 2004, 2005 and the first two quarters of 2006. The Company arrived at this decision after an extensive review of its accounting for derivatives. The restatement pertained to the initial documentation for certain derivative instruments relating to the Company’s interest rate swaps associated with its official check business, within the Integrated Payment Systems segment, which the Company determined did not meet the requirements to qualify for hedge accounting.

The Company historically has intended to use derivative instruments to mitigate changes in interest rates. Certain interest rate swaps associated with the official check business were used to hedge its commission payment obligation and were designated as cash flow hedges. The Company had applied hedge accounting to these derivatives, which produced financial statement results that were consistent with the economics of these transactions; however, the Company determined that its hedge documentation was not adequate at the inception of the derivative agreements to qualify for hedge accounting. As a result, changes in the fair market value of these certain derivative instruments have been recognized in the Consolidated Statements of Income in the “Investment gains and (losses)” line. Previously, changes to the fair value of these derivative instruments were recognized in the “Other comprehensive income” line in the Consolidated Balance Sheets and did not directly impact net income. Additionally, any previously realized amounts associated with these derivatives have been reclassified out of revenue into the “Investment gains and (losses)” line. This change has resulted in volatility in net income for the periods presented.

In September 2006, the Company terminated most of the above noted interest rate swaps and entered into new interest rate swaps that qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). These new interest rate swaps were entered into to mitigate fair value risk related to changes in interest rates associated with long-term investments in its official check business’ investment portfolio and were designated as fair value hedges. Changes in the fair value of these interest rate swaps that are designated and qualify as fair value hedges are recorded immediately in earnings along with the corresponding and offsetting changes in fair values of the hedged items. The above noted actions will alleviate the volatility in net income noted in the previous paragraph beginning in the fourth quarter 2006.

Spin-off of Western Union

On September 29, 2006, the Company separated its Western Union money transfer business into an independent, publicly traded company through a spin-off of 100% of Western Union to FDC shareholders in a transaction intended to qualify for tax-free treatment (“the spin-off”). The Company received a favorable ruling from the Internal Revenue Service with respect to the spin-off, which assumed, among other things, the accuracy of the representations made by FDC with respect to certain matters on which the Internal Revenue Services does not rule. The new Western Union Company consists of the consumer-to-consumer and consumer-to-business money transfer businesses (including the Western Union, Vigo, and Orlandi Valuta brands) and related businesses. FDC and Western Union are independent and have separate public ownership, boards of directors and management. To facilitate Western Union’s separation from FDC, FDC is providing certain services to Western Union during a transition period. Additionally, the Company and Western Union entered into various commercial service agreements which are long-term agreements to provide ongoing services.

Immediately prior to the spin-off, Western Union transferred $1 billion of Western Union notes and $2.5 billion in cash to FDC. On September 29, 2006, the Company exchanged these Western Union notes for FDC debt (commercial paper) held by investment banks (“the debt-for-debt exchange”). The Company utilized approximately $2.1 billion of the $2.5 billion cash to repurchase commercial paper and debt through a cash tender offer and other repurchases. This was done as part of the Company’s plan to decrease its outstanding consolidated indebtedness after the Western Union spin-off.

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

Discontinued Operations

The historic results of operations of the Western Union Company, Primary Payment Systems (“PPS”), IDLogix and Taxware, LP (“Taxware”) are presented as discontinued operations due to the spin-off or sale of these entities. All prior period amounts presented in the financial statements and management’s discussion and analysis have been adjusted to reflect this discontinued operation presentation. Descriptions of these transactions are provided in the “2006 Acquisitions and Dispositions” section below.

Discontinued operations for 2006 also include non-recurring separation costs related to the spin-off of Western Union of approximately $48 million, pretax. These non-recurring separation costs include investment banker fees, external legal and accounting fees to affect the spin-off, costs to separate information systems and consulting costs incurred to assist in managing the spin-off. Discontinued operations for 2006 additionally include gains on the sale of PPS and IDLogix of approximately $1 million, net of tax, and Taxware of approximately $43 million, net of tax and minority interest.

The Company divested its 64% ownership of NYCE, an electronic funds transfer network, on July 30, 2004. The sale agreement of NYCE contemplated potential adjustments to the sales price that became estimable in the fourth quarter 2005. The estimated adjustment to the sales price of $28.2 million was recorded in the fourth quarter 2005 and was presented net of the related disposition reserve and taxes in discontinued operations on the Consolidated Statements of Income. During the first quarter of 2006, the adjustment to the sales price was finalized resulting in an additional charge of $1.6 million, which also was presented in discontinued operations, and was $1.0 million net of taxes.

Official Check and Money Order Wind-down

Upon completion of a strategic review of its official check and money order operations, the Company has decided to gradually exit this line of business over a period of two to three years. While the Company intends to serve existing clients through the end of their respective contract terms, expiring contracts will not be renewed on a long-term basis. Client contracts representing approximately 60% of portfolio balances will expire in the next two years. Over the next four to six months, the Company will convert most of the associated long-term instruments into more liquid instruments of shorter duration. The net costs associated with the re-positioning of the portfolio and the wind-down cannot be accurately estimated primarily due to unpredictable dynamics in the municipal bond markets. The wind-down is expected to have minimal impact on the Company’s tax rate in 2007.

2006 Financial Summary

Significant financial and other measures for the full year ended December 31, 2006 include:

•	Total revenues increased 8% from 2005 with Commercial Services segment growing 10%, Financial Institution Services segment decreasing 2% and International segment revenue growing 38%.

•

Cash flows from operating activities from continuing operations increased 8% to $1.3 billion. During 2006, the Company disbursed $287.5 million for business and portfolio acquisitions, net of cash acquired, and $300.1 million in capital expenditures.

•

For 2006 compared to 2005, domestic merchant transactions increased 13% to 25.5 billion; domestic debit issuer transactions increased 19% to 9.4 billion; and international transactions increased 63% to 4.6 billion.

2006 Acquisitions and Dispositions

•

In March 2006, the Company acquired substantially all the assets of ClearCheck, Inc. (“ClearCheck”), a full-service provider of return check management systems for major retailers and supermarkets across the United States. ClearCheck is reported as part of the First Data Commercial Services segment.

•

In June 2006, the Company acquired Gesellschaft fur Zahlungssysteme (“GZS”), a German processor of cashless, card-based payment transactions. GZS is reported as part of the First Data International segment. As part of the acquisition, the Company acquired easycash, a network solutions provider and a 100% owned subsidiary of GZS. As a condition for approval of the acquisition of GZS by FDC, the German Federal Cartel Office required that FDC sell the easycash subsidiary of GZS which competes directly with FDC’s subsidiary TeleCash GmbH and Co. KG. The sale of easycash was completed in the fourth quarter 2006 for a purchase price equal to its allocated fair value resulting from the GZS acquisition.

•

In July 2006, the Company sold the majority of its ownership interest in its subsidiaries PPS and IDLogix to five national financial institutions to form Early Warning Services, LLC. FDC’s remaining interest in Early Warning Services, LLC is accounted for using the equity method of accounting, is reflected in the “Investment in affiliates” line item of the Consolidated Balance Sheets and is reported within All Other and Corporate.

•

In August 2006, the Company acquired Peace Software (“Peace”), a Customer Information System product company that develops advanced software for managing utility billing and customer care. Peace is reported as part of the First Data Financial Institution Services segment.

•	In November 2006, the Company sold its subsidiary Taxware to ADP(R) Employer Services, a division of Automatic Data Processing, Inc.

•

In December 2006, the Company acquired Argencard, S.A. (“Argencard”), a provider of card issuing and merchant acquiring services in Argentina and Uruguay. Argencard is reported as part of the First Data International segment.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934. As allowed by the SEC, the Company’s policy is to not include in management’s assessment of internal controls the internal controls of acquired companies in the year of acquisition if the Company deems that an assessment could not be adequately accomplished in the normal course of business. All acquisitions noted above that closed in 2006 were not within the scope of management’s report on internal controls over financial reporting. The Company does not deem these acquisitions significant, individually or in aggregate, to the Consolidated Financial Statements.

Adoption of SFAS 123R

The Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), following the modified prospective method effective January 1, 2006. SFAS 123R requires all share-based compensation to employees to be recognized in the income statement based on their respective grant date fair values over the corresponding service periods and also requires an estimation of forfeitures when calculating compensation expense. Share-based compensation accounted for under SFAS 123R impacted earnings per share from continuing operations by $0.05 for the full year 2006.

Prior to the adoption of SFAS 123R, the Company followed APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in its accounting for stock compensation. Stock compensation expense recognized in 2005 impacted income from continuing operations by $11.3 million resulting from restricted stock expense and the effect of accelerated vesting of certain stock options (see discussion below) and restricted stock awards.

In December 2005, the Company accelerated vesting of all outstanding unvested stock options granted by the Company to its officers and employees under the Company’s 2002 Long-Term Incentive Plan. The decision to accelerate the vesting of these stock options was made primarily to reduce share-based compensation expense that otherwise likely would be recorded in future periods following the Company’s adoption of SFAS 123R. The Company recognized compensation expense from continuing operations of $9.6 million during the fourth quarter of 2005 related to accelerated vesting.

Refer to Note 15 of the Company’s Consolidated Financial Statements in Item 8 for a complete discussion of the Company’s stock-based compensation plans and the adoption of SFAS 123R.

Companywide Initiatives

The Company has several significant initiatives related to data center consolidation, platform consolidation and global sourcing. Each of these initiatives is at different stages in their execution and development. The Company’s international operations have developed a design for data center consolidation and server optimization and are moving forward with the implementation of this plan in 2007. International also is moving forward with its platform consolidation and within a two to three year timeframe will have moved substantially all of their clients currently on the Equasion card issuing platform to the VisionPLUS platform. The domestic data center and platform consolidations are currently in the planning stages. The Company anticipates the consolidations will take over two years to complete once started in 2007. The domestic consolidations are not expected to have a material impact on operating profit in 2007 but may be more significant in future periods. With global sourcing, the Company will source the most cost effective service from the most efficient marketplace. This may result in certain restructurings.

Segment Discussion

First Data Commercial Services Segment

Commercial Services continues to grow in credit, signature debit and PIN-debit processing through the strength of its merchant alliances, focused sales force efforts and the development of new POS technologies and payment methods. The Company continues to expand its merchant alliance program and has one alliance that meets the Securities Exchange Commission’s significant subsidiary test. Financial results of the merchant alliance strategy appear both in the “Transaction and processing service fees revenue” and “Equity earnings in affiliates” line items of the Consolidated Statements of Income. The Company also continues to expand its association with Independent Sales Organizations (“ISO”) along with the merchant alliance program to sign-up new merchants.

In July 2006, the Company announced the signing of an agreement with Discover Financial Services LLC (“Discover”), a business unit of Morgan Stanley, whereby FDC can offer Discover Network card acceptance as part of an integrated service to small and medium-sized merchants. First Data sales channels will have full responsibility for processing, settlement, risk management and customer service for the merchant accounts. Associated with this agreement, the Company also acquired a portfolio consisting of the Discover relationships that compliments the Company’s current bankcard customers and will buyout a revenue share as part of the larger relationship with Discover. The buyout of this revenue share will result in a first quarter 2007 expense charge impacting earnings per share by approximately $0.01 in the quarter. The Company anticipates recovering the $0.01 earnings per share over the subsequent three to four quarters.

Commercial Services segment revenues are driven largely by the number of transactions (and to a lesser degree, dollar volumes). Consumers continue to increase the use of credit, debit and stored-value cards in place of cash and paper checks, with the decrease in use of checks negatively affecting the Company’s check verification and guarantee business. The Company expects that if, for example, consumer-spending increases in correlation to an improved economy, the Company will experience a relatively proportionate increase in transactions. Internet payments continue to grow but account for a small portion of the segment’s transactions. While transactions over the internet may involve increased risk, these transactions typically generate higher profits for the Company. The Company continues to enhance its fraud detection and other systems to address such risks.

The Company experienced transaction growth in the PIN-debit market in 2006 that exceeded the growth in the credit market and the Company expects this growth trend to continue. Trends in consumer spending between national, regional and boutique merchants impact revenue and operating margins as revenue per transaction and operating margins from national merchants are typically less than regional and boutique merchants. The segment has historically experienced three to five percent annual price compression on average, with price compression for the national merchants being higher. As consumers shift spending to national merchants and the Company experiences additional competition for national merchant contracts, results of operations could be negatively impacted if increased transaction volume is not sufficient to compensate for the lower pricing. The Company currently mitigates this impact through a mix of national, regional and boutique merchants across a diverse industry set. Expense reductions and enhanced product offerings also help mitigate this impact.

Partially offsetting the decline in paper check volume noted above, the Company experienced growth in “Check services” revenue due to the expansion of the Electronic Check Acceptance (“ECA”) product with existing large national retailers during the fourth quarter 2006. This growth in ECA guarantee revenue is expected to continue in 2007. ECA offers electronic check acceptance, incorporating authorization, settlement and collections.

The purchase and sale of merchant contracts is an ordinary element of the Company’s Commercial Services business as is the movement of merchant contracts between the Company and its merchant alliances, its ISO partners and other third parties. The Company periodically evaluates its merchant portfolios. The Company or a merchant alliance may purchase or sell a portfolio of contracts outright. Other times a partner may purchase the Company’s interest in a merchant alliance. This gives the partner 100% ownership in the underlying merchant contracts as compared to a partial interest in a joint venture alliance that owns the contracts. Other times the formation of a merchant alliance involves the sale or purchase of an interest in a portfolio of the Company’s merchant contracts to the joint venture partner for cash. Management considers these transactions to be in the ordinary course of managing the Company’s business, and therefore, the gains from selling these revenue-generating assets are included within the “Product sales and other” component of revenues.

First Data Financial Institution Services Segment

Financial Institution Services continues to focus on converting its account pipeline, developing new product offerings, maximizing productivity and system capacity, growing through expansion into adjacent markets, and making selective acquisitions. In late June 2006, the segment converted the Citi/Sears Retail Private Label and the Citi/Sears MasterCard accounts onto its processing platform. In August 2006, the Company acquired Peace, a Customer Information System product company that develops advanced software for managing utility billings and customer care.

The underlying economic drivers of card issuance are population demographics and employment. Strengthening in the economy typically results in an improved credit risk profile, allowing card issuers to be more aggressive in their marketing campaigns to issue more cards. The Company continues to see a shift to the use of PIN-debit cards from credit, signature debit, checks and cash. PIN-debit transactions have been the fastest growing type of transaction.

As previously disclosed, Wells Fargo Bank notified the Company in early 2006 of its intent to begin in-house processing of a majority of their signature debit card portfolios. The timing of this deconversion has been delayed from 2006 to the fourth quarter 2007. Two additional customers have provided notice of their intent to begin in-house processing of their signature debit portfolios in mid 2007. These losses represent approximately 4% of the segment’s revenue.

First Data International

The First Data International segment businesses operate in four geographic regions: EMEA includes European, Middle Eastern and African countries and provides card issuing processing, merchant acquiring and processing, and ATM and POS processing, driving, acquiring and switching services across the region; LAC includes Canada and Latin American and Caribbean countries and provides merchant acquiring and processing, card issuing processing, software licensing and debit switching services; ANZSA includes Australia, New Zealand and South Asian countries and provides merchant acquiring, processing and switching services, managed service card processing and owns and operates an ATM network in Australia; and CNA includes China and North Asian countries and mainly provides merchant POS transaction switching services, software licensing, card issuing processing services and host processing services. The primary service offerings of the International segment are substantially the same as those provided in the Commercial Services and Financial Institution Services segments.

The EMEA region is the largest region and accounted for approximately 60% of the segment’s revenue for 2006, 2005 and 2004 with ANZSA accounting for over 16% and LAC accounting for over 15% of the segment’s revenue for the same periods. The CNA region accounted for the remaining revenue other than certain businesses that accounted for approximately 1% of the segment’s total revenues that do not operate on a geographic basis.

The Company continues to focus on acquisitions across the world and integration of these acquisitions. In 2006 the Company’s international acquisitions included the Banca Nazionale del Lavoro (“BNL”) joint venture, GZS and Argencard.

As noted above in the “First Data Commercial Services” discussion, the purchase and sale of merchant contracts is also an ordinary element of the Company’s International business, as is the movement of merchant contracts between the Company and its merchant alliances.

In September 2006, the Company signed a strategic, long-term agreement with Barclaycard to provide credit card and loan processing for Barclaycard’s new partnership programs in the U.K. on the Company’s VisionPLUS processing platform. The Company signed long-term contract extensions for its card processing relationship with Lloyds and its electronic funds transfer services relationship with Cuscal Limited.

Integrated Payments Systems

The IPS segment businesses generate investment income from investing funds pending settlement from the sales of official checks and money orders or fee revenue from check processing or other payment management services. Funds pending settlement are invested in high quality instruments issued by municipalities to minimize exposure to credit risks. The Company pays its agents commissions based on short-term variable rates and the balance of outstanding checks or money orders. The Company nets the commissions paid to agents against the revenue it earns from its investments as well as the interest impact of the associated hedges of the investments. An increase in interest rates generally will result in less investment income since the resulting increase in commissions paid would be larger than the increase in interest income on the investments since the interest rate swaps only hedge part of the investment portfolio.

The Company is exposed to market risk from changes in interest rates. The Company’s assets include both fixed and floating rate interest-bearing securities. These investments arise primarily from the Company’s sale of payment instruments (principally official checks and money orders). The Company invests the proceeds from the sale of these instruments, pending the settlement of the payment instrument obligation. The Company has classified these investments as available-for-sale. Accordingly, they are carried on the “Settlement assets” line of the Company’s Consolidated Balance Sheets at fair market value.

The Company’s objective in managing interest rate risk is to mitigate the risk that earnings and the market value of the investments could be adversely impacted by changes in interest rates. The Company has developed a risk management program to quantify this risk utilizing advanced portfolio modeling techniques. The Company hedges a majority of this risk through the use of interest rate swap agreements, which convert the fixed rate investments into variable rate, thus hedging the impact of market valuation of these long-term investments.

The above noted interest rate swaps and hedging strategy was expanded in September 2006 when the Company terminated most of its interest rate swaps that did not qualify for hedge accounting previously associated with the IPS business and entered into new interest rate swaps that qualify for hedge accounting as fair value hedges under SFAS 133 (see “Overview”—Financial Statement Restatement). These new interest rate swaps were entered into to mitigate fair value risk related to changes in interest rates associated with long-term investments in its official check business’ investment portfolio and were designated as fair value hedges. Changes in the fair value of these interest rate swaps that are designated and qualify as fair value hedges are recorded immediately in earnings along with the corresponding and offsetting change in fair value of the hedged items.

All Other and Corporate

All Other and Corporate is comprised of the Company’s business units not included in the segments noted above as well as the Company’s Corporate results.

In December 2006, the Company repurchased $1.6 billion aggregate principal amount of its outstanding notes as part of a cash tender offer and approximately $100 million of notes as part of a private arrangement. Also in the fourth quarter 2006, approximately $450 million of the Company’s commercial paper was repaid. In January 2007, the Company repurchased an additional $91 million of debt. In addition, on September 29, 2006, the Company exchanged approximately $1 billion of Western Union notes received in connection with the spin-off for a similar amount of the Company’s outstanding commercial paper. The debt repurchases were done as part of the Company’s plan to decrease its outstanding consolidated indebtedness after the Western Union spin-off.

In July 2006, the Company announced an agreement to settle its legal dispute with Visa USA, Inc. (“Visa”) over the processing of Visa payment card transactions. The Company and Visa agreed to work together on various product and business development initiatives which could provide mutual benefit to them and improve the electronic payments industry. Visa will provide financial support for these initiatives. As a result of the settlement, the Company recognized a benefit of approximately $45 million, pretax, in the third quarter 2006 in the “Litigation and regulatory settlements” line item of the Consolidated Statements of Income. The Company also agreed to transition all transactions being intra-processed on the Company’s Omaha platform to Visa’s system, and to route all future Visa-branded transactions through VisaNet subject to certain exceptions.

Components of Revenue and Expenses

The following briefly describes the components of operating revenues and expenses as presented in the Consolidated Statements of Income. Descriptions of the revenue recognition policies are included in Note 1 of the Consolidated Financial Statements.

Transaction and processing service fees—Transaction and processing service fee revenue is comprised of fees related to merchant acquiring; check processing; credit, retail and debit card processing; output and remittance processing; the issuance of official checks and money orders by agents; and payment management services. Revenues are based on a per transaction fee, a percentage of dollar volume processed, accounts on file or some combination thereof. These revenues represent approximately 71% of FDC’s revenues for the year ended December 31, 2006 and are most reflective of the Company’s core business performance. Merchant services revenue is comprised primarily of fees charged to merchants and processing fees charged to alliances accounted for under the equity method. Merchant discount revenue from credit card and signature debit card transactions acquired from merchants is recorded net of interchange and assessments charged by the credit card associations. Check services revenues include check guarantee and verification fees which are charged on a per transaction basis or as a percentage of the face value of the check. Card services revenue related to credit and retail card processing is comprised primarily of fees charged to the client based on cardholder accounts on file, both active and inactive. In addition, delivery of output services consists of printing statements and letters and embossing plastics. Debit network processing service fees are typically based on transaction volumes processed. Other services revenue includes all other types of transactional type revenue not specifically related to the three classifications noted above.

Investment income, net—Revenue is derived primarily from interest generated by invested settlement assets within the IPS and Commercial Services segments and realized net gains and losses from such assets. This revenue is recorded net of official check agents’ commissions.

Product sales and other—Sales and leasing of POS devices in the Commercial Services segment are the primary drivers of this revenue component, providing a recurring revenue stream. This component also includes incentive payments, contract termination fees, royalty income and gain/loss from the sale of merchant portfolios, all of which occur less frequently but are considered a part of ongoing operations. Also included within this line item is revenue recognized from custom programming and system consulting services as well as software licensing and maintenance revenue generated primarily from the VisionPLUS software in the International segment and from First Data Government Solutions (“FDGS”) software in All Other and Corporate.

Reimbursable debit network fees, postage and other—Debit network fees from PIN-debit card transactions acquired from merchants are recorded gross with the associated network fee recorded in the corresponding expense caption, principally within the Commercial Services segment. In addition, the reimbursable component and the offsetting expense caption represent postage, telecommunications and similar costs that are passed through to customers principally within the Financial Institution Services segment.

Cost of services—This caption includes the costs directly associated with providing services to customers and includes the following: telecommunications costs, personnel and infrastructure costs to develop and maintain applications and operate computer networks and associated customer support, losses on check guarantee services and merchant chargebacks, depreciation and amortization expense, and other operating expenses.

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

Results of Operations

The following discussion for both consolidated results and segment results refers to the year ended December 31, 2006 versus the same period in 2005, and the year ended December 31, 2005 versus the same period in 2004. Amounts include the Concord results of operations from the February 26, 2004 merger date and all other acquired companies results of operations from dates of their respective acquisitions. Consolidated results should be read in conjunction with segment results which provide more detailed discussions concerning certain components of the Consolidated Statements of Income. All significant intercompany accounts and transactions have been eliminated. Results of operations have been restated for the years ended December 31, 2005 and 2004 as a result of the financial statement restatement, segment realignment and discontinued operations discussed above in “Overview.”

Consolidated Results

							Percent Change
	2006	% of Total Revenue	2005	% of Total Revenue	2004	% of Total Revenue	2006 vs. 2005	2005 vs. 2004
(in millions, except per share amounts)
Revenues:
Transaction and processing service fees	$5,037.6	71%	$4,658.9	72%	$4,676.5	71%	8%	0%
Investment income, net	(128.6)	(2)	(33.6)	(1)	229.3	3	*	*
Product sales and other	699.8	10	617.4	9	642.9	10	13%	(4)%
Reimbursable debit network fees, postage and other	1,467.6	21	1,283.4	20	1,084.7	16	14%	18%

	$7,076.4	100%	$6,526.1	100%	$6,633.4	100%	8%	(2)%

Expenses:
Cost of services	$3,064.9	43%	$2,858.7	44%	$2,741.9	41%	7%	4%
Cost of products sold	300.9	5	271.7	4	223.3	3	11%	22%
Selling, general and administrative	1,157.5	16	1,047.2	16	1,061.6	16	11%	(1)%
Reimbursable debit network fees, postage and other	1,467.6	21	1,283.4	20	1,084.7	16	14%	18%
Other operating expenses, net	5.0	—	142.6	2	120.3	3	*	*

	$5,995.9	85%	$5,603.6	86%	$5,231.8	79%	7%	7%

Interest income	$55.5	*	$12.4	*	$23.1	*	348%	(46)%
Interest expense	(248.0)	*	(190.9)	*	(116.4)	*	30%	64%
Investment gains and (losses)	45.4	*	84.7	*	(115.1)	*	*	*
Divestitures, net	8.0	*	61.1	*	265.2	*	*	*
Debt repayment costs	(30.8)	*	—	*	—	*	*	*
Income taxes	203.7	*	188.3	*	356.5	*	8%	(47)%
Minority interest	(142.3)	*	(126.9)	*	(113.8)	*	12%	12%
Equity earnings in affiliates	283.1	*	232.9	*	163.2	*	22%	43%
Income from discontinued operations, net of tax	665.7	*	909.9	*	757.0	*	*	20%

Net income	$1,513.4	21%	$1,717.4	26%	$1,908.3	29%	(12)%	(10)%

Diluted earnings per share from continuing operations	$1.09		$1.03		$1.37		6%	(25)%

*	Calculation not meaningful.

Operating revenues overview

Transaction and processing service fees

•

First Data Commercial Services segment—Growth in 2006 compared to 2005 is due to internal growth of existing clients, increased transaction volumes, new alliances, new sales and pricing changes. TeleCheck negatively impacted this growth rate. Growth in 2005 compared to 2004 is due to internal growth of existing clients, increased transaction volumes, new sales and the incremental impact of the merger with Concord which only included 10 months of results in 2004 partially offset by results prior to the disposition of GCA Holdings, LLC (“GCA”) in March of 2004, as well as the deconsolidation of the PNC alliance in 2005. Adversely impacting the 2005 growth rates were declines in checks at the point of sale, the loss of certain STAR clients, and the exit of certain portfolios and contracts in 2004.

•

First Data Financial Institution Services segment—Revenue decreased in 2006 versus 2005 most significantly due to deconversions that occurred in 2005 and price compression partially offset by growth from existing clients and new business. Revenue in 2005 compared to 2004 declined mostly due to account deconversions, price compression and the loss of certain STAR clients. Partially offsetting this decline was the impact of the merger with Concord which only included 10 months of results in 2004.

•

First Data International segment—Revenue increased in 2006 compared to 2005 and 2005 compared to 2004 most significantly from acquisitions as well as internal growth of existing clients and benefit from exchange rate movements.

Investment income, net

•

The decrease in investment income in 2006 over 2005 and 2005 over 2004 was driven by the IPS segment’s official check business. Rising interest rates caused commissions paid to official check agents to increase which was partially offset by increases in investment earnings resulting from rate increases. The Company anticipates its establishment of new hedge instruments at the end of the third quarter 2006, as discussed above in “Overview,” will reduce the investment income volatility going forward in 2007. In addition, investment earnings growth in Commercial Services in both periods resulted from increased interest rates which partially offset the decline caused by the official check business. Further, the decrease in 2005 compared to 2004 was due to realized gains on the sale of portfolio investments in 2005 of less than $1 million compared to $111.4 million in 2004.

Product sales and other

•

Product sales and other increased in 2006 from the comparable 2005 period due to increased terminal sales and leasing revenue, the impact of acquisitions, an increase in merchant portfolio sales in 2006 as well as an increase in patent royalty fees partially offset by a decrease resulting from contract termination fees received in 2005 in the Financial Institution Services segment. The decrease in product sales and other revenue in 2005 from the comparable 2004 period was driven by not having a gain on sale of a merchant portfolio in 2005 compared to $101 million generated in 2004. The decrease substantially was offset by increased contract termination fees in the Financial Institution Services segment, increased domestic and international sales and leasing of terminals, and the incremental impact of the Concord merger and acquisitions.

Reimbursable debit network fees, postage and other

•

The increases in 2006 reimbursable debit network fees, postage and other revenue and the corresponding expense were due to increases in debit network fees resulting from higher PIN-debit transaction volumes and rate increases imposed by the debit networks. Postage revenue increased in 2006 due to new business and the postage rate increase in January 2006 partially offset by lost business. The increases in 2005 compared to 2004 resulted from increases in debit network fees resulting from higher PIN-debit transaction volumes, rate increases imposed by the debit networks and the incremental impact of the Concord merger. Increases in debit network fees in both 2006 and 2005 were partially offset by a national merchant routing a portion of its PIN-debit transactions directly to a network provider. Postage revenue increased in 2005 compared to 2004 due to new business and internal growth partially offset by the impact of account deconversions on reimbursable postage.

Operating expenses overview

Cost of services

•

The majority of the increase in cost of services for 2006 over 2005 was attributable to the first year results of international acquisitions. Also contributing to the increase was compensation expense related to stock options and the employee stock purchase plan (“ESPP”) recognized since the adoption of SFAS 123R on January 1, 2006. Additionally, the Company recorded higher incentive compensation accruals in 2006 compared to 2005 due to achieving certain financial targets. Partially offsetting these increases were lower costs due to 2005 restructuring activities resulting from client deconversions. Cost of services, as a percentage of transaction and processing service fee revenue, decreased slightly for 2006 compared to 2005 as a result of the items noted above. The Company continues to focus on improving its cost structure to remain competitive in its markets and to realign the costs and operating structure for the new First Data subsequent to the spin-off of Western Union. The increase in cost of services in 2005 over 2004 was driven by the larger impact of acquisitions in 2005 over 2004 net of the effect of dispositions. Significant offsets to the above included the decrease associated with the deconsolidation of PNC for 2005 results, check warranty expense, chargeback expense as well as, based on certain compensation plan financial performance measures not being met, a significant decrease in the amount accrued with respect to incentive compensation for all levels of employees. Cost of services, as a percentage of transaction and processing service fee revenue, increased slightly for 2005 compared to 2004 as a result of the items noted above.

Cost of products sold

•

Cost of products sold increased in 2006 in comparison to 2005 as the result of increases in costs associated with the sale and leasing of terminals and the inclusion of the 2005 acquisitions partially offset by lower conversion costs written off due to contract terminations recognized in 2006 versus 2005. The increase in 2005 over 2004 is attributable to conversion costs written off due to contract terminations in the Financial Institution Services segment, increases in costs associated with sales and leasing of terminals, and the inclusion of the former Concord operations for the full year in 2005 compared to activity from the date of the merger in February 2004. Other acquisitions only had a minimal impact in 2005 compared to 2004.

Selling, general and administrative

•

Selling, general and administrative expenses increased for 2006 compared to 2005 due to the results of 2006 and 2005 acquisitions, expenses related to stock options and the ESPP, and increases in other employee-related expenses. The Company also recorded higher incentive compensation accruals in 2006 in comparison to 2005 as noted above. Partially offsetting the increase was a decrease in legal expenses. Selling, general and administrative expenses increased for 2005 compared to 2004 due to acquisitions. The impact of the acquisitions includes the expenses of those that closed in 2005 and the expenses from January 1, 2005 to the anniversary dates of the merger with the former Concord businesses and the acquisitions of Cashcard and First Data Hellas. Partially offsetting the increases in expense was the above-described significant decrease in the amount accrued with respect to incentive compensation for all employees. Selling, general and administrative expenses, as a percentage of transaction and processing service fee revenue, was relatively flat in 2006 compared to 2005 and 2005 versus 2004.

Other operating expenses, net

Other operating expenses related to restructuring, impairments, litigation and regulatory settlements and other totaled $5.0 million, $142.6 million and $120.3 million for the years ended December 31, 2006, 2005 and 2004, respectively, and are presented on the Consolidated Statements of Income under those respective descriptions.

2006 Activities

	Pretax Benefit (Charge)
Year ended December 31, 2006	First Data Commercial Services	First Data Financial Institution Services	First Data International	Integrated Payment Systems	All Other and Corporate	Total
	(in millions)
Restructuring charges	$(4.6)	$(2.3)	$(15.2)	$(0.2)	$(5.0)	$(27.3)
Restructuring accrual reversals	0.3	1.1	1.0	—	0.9	3.3
Impairments	—	(2.9)	0.9	—	(14.1)	(16.1)
Litigation and regulatory settlements	(7.6)	—	—	—	42.4	34.8
Other	—	0.3	—	—	—	0.3

Total pretax benefit (charge), net of reversals	$(11.9)	$(3.8)	$(13.3)	$(0.2)	$24.2	$(5.0)

Associated with the realigning of the Company’s operating structure related to shared service functions and global technology functions, including data centers, a Company initiative to reduce operating costs to the appropriate level after the spin-off and certain business driven restructurings, the Company recorded restructuring charges comprised of severance totaling $24.6 million and facility closures totaling $2.7 million for the year ended December 31, 2006. Severance charges resulted from the termination of approximately 600 employees across the organization, representing all levels of employees and approximately 2% of the Company’s workforce. The restructuring plans associated with the Company initiative to reduce operating costs and business driven items were completed in 2006. The Company estimates cost savings resulting from 2006 restructuring activities of approximately $4 million in 2006 and $40 million on an annual basis. The Company anticipates the realignment of the Company’s operating structure associated with shared service functions and global technology may continue through 2007 and associated actions may result in additional restructuring charges in 2007. The Company reversed $3.3 million of prior period restructuring accruals during the year ended December 31, 2006 related to changes in estimates regarding severance costs that occurred in 2006 and 2005.

Impairment charges related to the impairment of a prepaid asset, software, terminals and buildings offset partially by gains on the sale of assets previously impaired.

During the year ended December 31, 2006, the Company recorded a benefit of approximately $45 million due to the Visa settlement within All Other and Corporate. Also in 2006, excess litigation accruals in the Commercial Services segment totaling $7.5 million were released. The Company recorded minority interest expense of $3.5 million associated with this release. The settlement and accrual release were partially offset by a $15.0 million settlement associated with a patent infringement lawsuit against TeleCheck, clearing all past and future claims related to this litigation, and a charge of $2.7 million related to the settlement of a claim within All Other and Corporate.

The following table summarizes the Company’s utilization of restructuring accruals from continuing operations for the years ended December 31, 2005 and 2006 (in millions):

	Employee Severance	Facility Closure
Remaining accrual at January 1, 2005	$23.5	$2.5
Expense provision	75.9	3.5
Cash payments and other	(30.7)	(2.8)
Changes in estimates	(2.5)	(0.4)

Remaining accrual at December 31, 2005	$66.2	$2.8
Expense provision	24.6	2.7
Cash payments and other	(60.4)	(3.9)
Changes in estimates	(3.3)	—

Remaining accrual at December 31, 2006	$27.1	$1.6

2005 Activities

	Pretax Benefit (Charge)
Year ended December 31, 2005	First Data Commercial Services	First Data Financial Institution Services	First Data International	Integrated Payment Systems	All Other and Corporate	Total
	(in millions)
Restructuring charges	$(19.1)	$(27.9)	$(20.3)	$(0.6)	$(11.5)	$(79.4)
Restructuring accrual reversals	1.7	1.1	0.2	—	0.2	3.2
Impairments	(0.2)	(4.4)	(7.8)	—	(28.4)	(40.8)
Other	(8.0)	(8.9)	(1.1)	(4.8)	(2.8)	(25.6)

Total pretax charge, net of reversals	$(25.6)	$(40.1)	$(29.0)	$(5.4)	$(42.5)	$(142.6)

The Company recorded restructuring charges comprised of severance totaling $75.9 million and facility closures totaling $3.5 million for the year ended December 31, 2005. Severance charges resulted from the termination of approximately 1,600 employees across the organization, representing all levels of employees and approximately 6% of the Company’s workforce. In December 2005, the Company implemented a company wide restructuring of its operations. The restructuring closely followed a change in the Company’s senior management. The new management took steps it determined necessary to position the company for growth, reduce operating costs and build shareholder value. These restructuring plans were completed in 2005. The Company reversed $3.2 million of prior period restructuring accruals during 2005 related to changes in estimates regarding severance and facility costs from restructuring activities that occurred in 1998 and 2000 through 2005.

In June 2005, Simpay Limited, the only client of First Data Mobile Payments, announced and executed a plan to cease operations. As a result, the Simpay product solutions supporting interoperable mobile payments was not launched as planned. Based on these developments and the completion of a strategic review in August 2005, the Company significantly reduced the scale of its operations. These actions and the reduced business outlook led the Company to record asset impairment charges in All Other and Corporate of approximately $27.6 million in the third quarter related to goodwill and other assets and $0.9 million in the fourth quarter related to fixed assets.

In addition, the Company recognized an impairment of $4.4 million for the write down of two facilities in the Financial Institution Services segment during the fourth quarter. Impairment charges were also recorded company-wide during the year related to the write-down of fixed assets, software and other assets.

During 2005, the Company recognized an “Other” charge related to an additional accrual of domestic and international escheatment liabilities related to years prior to 2005. Additionally, other charges related to reimbursement to certain clients for the misallocation of certain pass-through billings, the majority of which related to 2004. The misallocations have no impact on prior period expenses.

2004 Activities

	Pretax Benefit (Charge)
Year ended December 31, 2004	First Data Commercial Services	First Data Financial Institution Services	First Data International	Integrated Payment Systems	All Other and Corporate	Total
	(in millions)
Restructuring charges	$(4.8)	$(7.1)	$(27.4)	$—	$(24.3)	$(63.6)
Restructuring accrual reversals	0.1	0.9	0.2	—	—	1.2
Impairments	(2.7)	9.7	(2.0)	—	(5.5)	(0.5)
Litigation and regulatory settlements	(32.4)	—	—	—	—	(32.4)
Other	(25.0)	—	—	—	—	(25.0)

Total pretax benefit (charge), net of reversals	$(64.8)	$3.5	$(29.2)	$—	$(29.8)	$(120.3)

The Company recorded restructuring charges comprised of severance totaling $54.8 million and facility closures totaling $8.8 million for the year ended December 31, 2004. Severance charges resulted from the termination of approximately 900 employees across the organization, representing all levels of employees and approximately 3% of the Company’s workforce. The severance charges were due to the consolidation of various international functions, the closure of certain FDC operations and locations and the consolidation of certain FDC administrative operations. These restructuring plans were completed in 2004. The Company reversed $1.2 million of prior period restructuring accruals related to changes in estimates regarding severance costs and lease terminations from restructuring activities in 2003, 2001 and 2000.

The Commercial Services segment impairment charges related to the write-down of leasehold improvements associated with certain restructuring activities and an impairment of software that is no longer being fully utilized due to system decisions influenced by the integration of Concord.

The Financial Institution Services segment included a $12.0 million recovery in 2004 of costs associated with a 2002 impairment of capitalized customer contract costs related to a customer bankruptcy. Also in this segment are charges related to the impairment of software that is no longer being utilized.

The All Other and Corporate impairment charges include the write-down of fixed assets and goodwill associated with facility closures which were part of the restructuring actions noted above and an impairment of First Data Mobile Payments Limited software due to diminished demand for a product offering.

Litigation charges of $32.4 million were recorded for the year ended December 31, 2004 related to a lawsuit associated with a consolidated merchant alliance in the Commercial Services segment. Minority interest benefits of $15.4 million related to these charges were recognized in the “Minority interest” line in the Consolidated Statements of Income.

The Company recognized a $25.0 million pretax charge in the “Other” line related to adjustments for TeleCheck accounting entries that originated primarily during 2002 and 2003.

Interest income

Interest income increased for 2006 compared to 2005 most significantly due to an increase in cash as the result of the $2.5 billion cash transferred from Western Union on September 29, 2006 until the repayment of commercial paper in November 2006 and notes in December 2006. The increase also is due to an increase in cash due to the issuance of commercial paper to enable the debt-for-debt exchange in the spin-off as described above and to fund repayment of notes between the Company and Western Union. Interest income also increased due to increased interest rates. Interest income in 2007 is expected to be relatively consistent with the interest income seen in the first three quarters of 2006, as the cash balance will not be maintained at such a high level in 2007. Interest income decreased in 2005 due to the sale in 2005 and 2004 of certain investments acquired in the Concord merger. The decrease in the investment balances partially was offset by an increase in interest rates.

Interest expense

Interest expense increased in 2006 compared to 2005 as a result of higher interest rates, increased commercial paper balances as noted above, and, less significantly, higher average debt balances during the first four months of the year related to the issuance of $1 billion in debt in May 2005. Partially offsetting the increase was the extinguishment and repurchase of commercial paper in the fourth quarter 2006, the repurchase of $1.7 billion in aggregate principal amount of outstanding notes associated with a tender offer and private arrangement in December 2006 and the exchange of $1 billion of commercial paper in September 2006. Interest expense increased in 2005 over 2004 as a result of increased interest rates as well as a higher average debt balance resulting from the issuance of $1 billion in debt during the third quarter of 2004 and $1 billion in debt issued during the second quarter of 2005. Interest expense is expected to decrease in 2007 due to the reduction of debt noted above.

Investment gains and losses, net

As discussed above in “Overview”, the Company restated its financial statements to recognize in earnings the realized derivative amounts, previously reported in revenue, and unrealized changes in derivative values, previously reported in other comprehensive income, related to interest rate swaps, previously designated as cash flow hedges which did not qualify for hedge accounting, associated with its official check business. These earnings are reflected in the “Investment gains and (losses)” line item in the Consolidated Statements of Income.

The Company recognized a net investment gain of $33.8 million for 2006 compared to a net investment gain of $62.4 million for 2005 associated with interest rate swaps not qualifying for hedge accounting. The majority of the change between periods was driven by varying interest rates which impacted the value of derivatives as well as net settlements with derivative counterparties. Also, during 2006, the Company recognized a gain of $10.5 million on the redemption of MasterCard stock, and additionally, recognized gains on other strategic investments.

At the end of the third quarter 2006, the Company terminated most of the above noted interest rate swaps and entered into new interest rate swaps that are designated as fair value hedges of investments held within the IPS investment portfolio. The changes in fair value of these new interest rate swaps and previous interest rate swaps that were designated as fair value hedges are reflected as a component of “Investment income, net” within the IPS segment as are the corresponding and offsetting changes in fair values of the hedged instruments.

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

Divestitures, net

During 2006, the Company recognized gains on the sale of land, corporate aircraft, and other assets.

During 2005, the Company recognized a pretax gain upon the divestiture of certain interests including the following: $36.3 million for the sale of a portion of the PNC alliance, $9.0 million for the sale of its investment in Link2Gov, and $8.3 million for the sale of its remaining interest in International Banking Technologies. The Company also recognized a gain on the sale of a small business and reversed $4.3 million of divestiture accruals due to the expiration of certain contingencies.

In March 2004, the Company sold its 67% ownership interest in GCA, which resulted in net proceeds of $435.6 million and a pretax gain of $263.8 million.

Debt repayment costs

During 2006, the Company recorded a charge of $30.8 million related to costs associated with the early repayment of long-term debt. Such costs consisted of net losses on the repayment of debt, expenses associated with the interest rate swaps associated with the repurchased debt, write-off of unamortized portion of associated deferred financing costs and certain transaction fees.

Income taxes

FDC’s effective tax rates on pretax income from continuing operations were 19.4% in 2006 compared to 18.9% and 23.6% in 2005 and 2004, respectively. The non-taxable interest income from the IPS municipal bond portfolio significantly impacted the effective tax rate from continuing operations, reducing the statutory rate by approximately 15, 15 and 9 percentage points for 2006, 2005 and 2004, respectively. The calculation of the effective tax rate includes most of the equity earnings in affiliates and minority interest in pretax income because these items relate principally to entities that are considered pass-through entities for income tax purposes.

The increase in the effective tax rate in 2006 compared to 2005 resulted most significantly from recording a valuation allowance mostly against the deferred tax asset for foreign tax credits, as well as the impact of other less significant items partially offset by a larger foreign tax rate differential. The effective tax rate decrease in 2005 compared to 2004 resulted mostly from a larger impact of non-taxable interest due to lower taxable income in 2005 compared to 2004 partially offset by recording a valuation allowance against the deferred tax asset associated with the First Data Mobile Payments intangible asset impairment. The release of reserves related to the expiration of a prior year statute also lowered the effective tax rate in 2005 but to a somewhat lesser extent than a corresponding release in 2004. In addition, in the second quarter 2005, the Company recorded a discrete net tax benefit of approximately $7 million related to certain items including the recognition of excess foreign tax credits and a reduction of a tax rate of a foreign subsidiary and the resulting change in its deferred tax balance.

Minority interest

Most of the minority interest expense relates to the Company’s consolidated merchant alliances. The increase in expense for 2006 compared to 2005 is due to an increase in the alliances’ income in 2006 as well as a minority interest expense recognized in the second quarter 2006 related to the reversal of a 2004 litigation accrual in the Commercial Services segment.

The majority of the increase in this expense in 2005 is attributable to lower minority interest expense in 2004 due to the 2004 minority interest expense benefit recorded in conjunction with restructuring and impairment charges in the FDGS businesses, included in All Other and Corporate, and the charges recorded for the anticipated settlement of a lawsuit associated with the Commercial Services segment. Partially offsetting the increases in minority interest expense is the absence of the minority interest expense associated with GCA that was sold in the first quarter of 2004 and the minority interest associated with the PNC alliance that was reclassified as an equity method investment for all of 2005.

Equity earnings in affiliates

The increase in equity earnings in affiliates in 2006 compared to 2005 resulted from increased transaction volume most significantly associated with the Company’s unconsolidated merchant alliances. The 2005 increase in equity earnings in affiliates compared to 2004 relates to increases in volume and mix of the merchant portfolio in one of its merchant alliances as well as the inclusion of the equity earnings for the PNC alliance in 2005 as discussed above.

Diluted earnings per share

Diluted earnings per share (“EPS”) from continuing operations increased in 2006 compared to 2005 due to the items noted above as well as a reduction in the weighted-average shares outstanding resulting most significantly from the Company purchasing shares of common stock under its stock repurchase program during 2005. The decrease in EPS for 2005 compared to 2004 is attributable to a decrease in net income resulting from the items discussed above and most significantly from the gain on the sale of GCA recognized in 2004 partially offset by the increases in fair market value of certain derivative financial instruments associated with the restatement previously discussed and by fewer outstanding shares resulting from the purchase of treasury stock.

The Company purchased 13.1 million, 42.4 million and 88.2 million of its shares under its buyback programs during the years ended December 31, 2006, 2005 and 2004, respectively.

Segment Results

Operating segments are defined by Statement of Financial Accounting Standard (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”), as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. FDC’s CODM is its Chief Executive Officer. FDC classifies its businesses into four segments: First Data Commercial Services, First Data Financial Institution Services, First Data International and Integrated Payment Systems.

The Company’s financial statements reflect Western Union, PPS, IDLogix, Taxware and NYCE as discontinued operations. The results of operations were treated as income from discontinued operations, net of tax, and separately stated on the Consolidated Statements of Income, below income from continuing operations. For segment reporting purposes, GCA is presented as a divested business and excluded from the Commercial Services segment revenue and operating profit.

The business segment measurements provided to, and evaluated by, the Company’s CODM are computed in accordance with the following principles:

•	The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

•	Segment revenue includes interest income, equity earnings in affiliates and intersegment revenue.

•	The portion of Corporate overhead allocated to the segments is based primarily on a relative percentage of total segment revenue.

•

Segment operating profit includes interest income, minority interest (excluding minority interest related to interest expense and income taxes) and equity earnings in affiliates net of related amortization expense.

•

Segment operating profit excludes restructuring charges, impairment charges, significant litigation and regulatory settlement charges, other charges, interest expense, investment gains and losses, divestiture gains and losses, debt repayments costs and income taxes since they are not allocated to the segments for internal evaluation purposes. While these items are generally identifiable to the business segments, they are not included in the measurement of segment operating profit provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation.

•	Investment income from the official check portfolio is stated on a pretax equivalent basis (i.e., as if investment earnings on nontaxable investments were fully taxable at FDC’s marginal tax rate).

First Data Commercial Services Segment Results

							Percent Change
	2006	% of Total Revenue	2005	% of Total Revenue	2004	% of Total Revenue	2006 vs. 2005		2005 vs. 2004
	(in millions)
Revenues:
Transaction and processing service fees	$2,243.6	54%	$2,135.0	57%	$2,095.9	58%	5%		2%
Check services	327.3	8	322.5	9	368.4	10	1%		(12)%
Product sales and other	395.0	10	343.6	9	413.1	12	15%		(17)%
Reimbursable debit network fees, postage and other	831.2	20	689.8	18	523.2	15	20%		32%
Equity earnings in affiliates	283.3	7	237.0	6	169.8	5	20%		40%
Other revenues	52.9	1	33.6	1	11.7	—	57%		187%

Total revenue	$4,133.3	100%	$3,761.5	100%	$3,582.1	100%	10%		5%

Operating profit	$1,092.3		$894.5		$945.3		22%		(5)%
Operating margin	26%		24%		26%		2	pts	(2	)pts
Key indicators:
Domestic merchant transactions (a)	25,499.9		22,546.7		19,107.1		13%		18%

(a)	Domestic merchant transactions include acquired Visa and MasterCard credit and signature debit, PIN-debit, electronic benefits transactions, and processed-only or gateway customer transactions at the POS. Domestic merchant transactions also include acquired ATM transactions, gateway transactions at ATMs, and STAR PIN-debit POS transactions received from other acquirers.

Summary

First Data Commercial Services segment revenue increased in 2006 compared to 2005 driven most significantly by merchant acquiring and related services. Most of this growth was driven by internal growth of existing clients, increased transaction volumes, new alliances, new sales, pricing changes and increased debit network fees. TeleCheck negatively impacted growth rates. Debit network fees assessed by the debit networks benefited the segment’s revenue for 2006 by $145.4 million. In the third quarter 2006, the Company began classifying commission payments to certain ISO’s as expense rather than netting them against revenue consistent with the Company’s accounting for other similar arrangements. The alliance formed with Citibank in 2005 and the above noted reclassification combined contributed approximately 1% to the segment’s revenue growth rate for 2006.

Commercial Services segment revenue growth for 2005 versus 2004 was impacted positively by internal growth of existing clients, increased transaction volumes and new sales. These items were offset partially by the loss of certain STAR clients contemplated in the merger with Concord and the sale of and exit from certain portfolios and contracts in 2004. These offsetting items and the deconsolidation of PNC impacted revenue growth for the year by approximately 7%. Debit network fees assessed by the debit networks benefited the segment’s revenue growth by approximately 5%. Also affecting the growth rate was the decline in check verification and guarantee revenue. Revenues for 2005 were impacted positively by the inclusion of the former Concord operations for the full year in 2005 compared to activity from the date of merger in February 2004.

Transaction and processing service fee revenue and equity earnings in affiliates

The components of transaction and processing service fee revenue and equity earnings in affiliates for the years ended December 31, 2006, 2005 and 2004 respectively, are:

	Year Ended December 31,			Percent Change
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
	(in millions)
Acquiring revenue	$1,915.4	$1,795.3	$1,816.4	7%	(1)%
Prepaid revenue	125.8	115.0	87.3	9%	32%
Processing revenue charged to unconsolidated merchant alliances	202.4	224.7	192.2	(10)%	17%

Total transaction and processing service fees	2,243.6	2,135.0	2,095.9	5%	2%
Equity earnings in affiliates	283.3	237.0	169.8	20%	40%

Total transaction and processing service fees and equity earnings in affiliates	$2,526.9	$2,372.0	$2,265.7	7%	5%

The increase in acquiring revenue in 2006 compared to 2005 was driven by increases in transaction volume due to consumer spending at the point of sale, sales productivity, the alliance formed with Citibank in 2005, as well as the above noted reclassification of certain commission payments out of revenue and into expense. Also contributing to growth were improved merchant retention, activation improvements, the growth of new alliances and 2006 pricing changes. The reclassification of certain ISO commission payments contributed approximately 1% to the acquiring revenue growth rate in 2006 compared to 2005.

The decrease in acquiring revenue in 2005 was due to lost revenue due to the deconsolidation of the PNC alliance and the subsequent treatment as an equity method investment effective from January 1, 2005, the sale of a merchant portfolio in the fourth quarter of 2004 and, to a lesser extent, the exit of certain other portfolios in 2004, and the loss of certain STAR clients which were contemplated in the merger with Concord. These items were offset partially by increased transactions, new alliances, new sales, the alliance formed with Citibank and the inclusion of Concord for the full year in 2005 compared to activity from the date of merger in February 2004. Also contributing to growth was an increase in overall card usage related to increases in the number of locations and transaction growth at existing merchants.

The Company’s transaction growth rate for PIN-debit slowed beginning in mid-2005 due to a national merchant routing a portion of its PIN-debit transactions directly to a network provider. In 2006, the Company passed the anniversary of this routing change which benefited total segment transaction growth. One of the items driving growth in PIN-debit is transactions in the grocery, petroleum and quick service restaurant markets. Merchant PIN-debit transactions, including acquired and STAR network transactions, account for approximately 25%, 25% and 24% of total domestic merchant transactions for 2006, 2005 and 2004, respectively. In 2005 compared to 2004 the growth rate for PIN-debit transactions slowed due to the previously noted national merchant routing a portion of its PIN-debit transactions directly to a network provider as well as STAR client deconversions anticipated in the merger with Concord. The Company continues to see a shift in consumer behavior toward the use of PIN-debit cards from credit cards, signature debit cards, checks and cash.

The spread between the transaction growth rate and revenue growth rate in 2006 and 2005 is caused most significantly by the mix of merchants. Most of the disparity is within the segment’s portfolios of national merchants, which drive significant transaction growth and experience the most price compression. Also contributing to this spread is a lower average transaction amount due to increased usage at merchants such as quick service restaurants. The segment has historically experienced three to five percent annual price compression on average, with price compression for the national merchants being higher.

Prepaid revenue increased in 2006 compared to 2005 as well as 2005 compared to 2004 as a result of an increase in transactions. A decrease in growth rates in 2006 compared to 2005 was due to a decrease in the sale of plastics in 2006 at a major client.

Processing revenue charged to unconsolidated merchant alliances represents revenues earned from providing processing services to those alliances. These processing fees are recognized as expense to the unconsolidated merchant alliances. The decrease in 2006 compared to 2005 is largely a result of restructuring agreements associated with the Chase Paymentech and PNC Merchant Services alliances. The increase in 2005 versus 2004 was attributable to revenue from the PNC alliance that was adjusted retroactively as an equity method investment from January 1, 2005 after the partial disposition of the Company’s interest in the fourth quarter 2005.

The increase in equity earnings for 2006 versus 2005 principally resulted from increased transaction volume. Additionally, as noted above, the increase in 2005 compared to 2004 was attributable to revenue from the PNC alliance that was adjusted retroactively as an equity method investment from January 1, 2005.

Check services revenue

The increase in check services revenue for the year ended December 31, 2006 compared to 2005 results from an increase in ECA processing revenue upon expansion into more locations of large national retailers, increased revenues from collection services provided for a national merchant, and the acquisition of ClearCheck in the first quarter 2006. These increases partially are offset by the general decline in the paper check guarantee volumes. The decrease in check services revenue for the year ended December 31, 2005 compared to 2004 resulted from price compression and the general decline in the paper check verification and guarantee volumes.

Product sales and other revenue

The majority of the increase in product sales and other revenues for 2006 compared to 2005 was driven by increased terminal sales and leases partially offset by decreases in hardware and supplies revenue and professional services revenue. The decrease in 2005 versus 2004 was due to the Company recognizing a gain of $101 million upon the sale of a merchant portfolio in 2004 while there was no such sale in 2005. This decrease partially was offset by an increase in sales and leasing of terminals as well as the inclusion of the former Concord business for the full year in 2005 compared to activity from the date of merger in February 2004.

Reimbursable debit network fees, postage and other

The increase in reimbursable debit network fees, postage and other for 2006 compared to 2005 was due to growth in debit network fees. The increase in debit network fees was driven by the continued growth of the PIN-debit transaction volumes noted above as well as rate increases imposed by the debit networks partially offset by a national merchant routing a portion of its PIN-debit transactions directly to the network provider. The increase in 2005 compared to 2004 was driven by the continued growth of PIN-debit transaction volumes as well as the inclusion of Concord for the full year in 2005 compared to activity from the date of merger in February 2004 offset partially by a national merchant routing a portion of their PIN-debit transactions directly to the network provider. Debit network fees represent substantially all of the balance within this line item.

Operating profit

First Data Commercial Services segment operating profit and margins increased in 2006 compared to 2005 due to the factors discussed above. Additionally, the reduction of integration expenses in 2006 versus 2005 benefited 2006 operating profit growth by approximately 11 percentage points and operating margin by approximately 3 percentage points. Also benefiting 2006 growth was reduced payroll expense due to fourth quarter 2005 restructuring activities. Negatively affecting operating profit growth in the 2006 was higher incentive compensation accruals due to achieving certain financial targets in 2006 in comparison to 2005 and the reduction in relative ownership percentage of the PNC alliance. Increased amortization resulting from contingent payments associated with a merchant alliance also negatively impacted operating profit growth in 2006 by 1 percentage point and may have a similar impact to the growth rate in 2007.

In the first quarter 2006, the Company recorded a $15.0 million settlement charge associated with a patent infringement claim against TeleCheck. This charge was excluded from the Commercial Services segment operating profit and the related growth rates discussed above and recorded as “Litigation and regulatory settlements” operating expense on the Consolidated Statements of Income.

First Data Commercial Services segment operating profit decreased in 2005 versus 2004 as there were no merchant portfolio sale gains recognized in 2005, as noted above. This decrease partially was offset by the growth in transaction and processing service fee revenue and equity earnings in affiliates as well as cost savings associated with restructuring and integration activities in 2005 and 2004. In addition, operating profit benefited from significantly less incentive compensation cost recognized in 2005 as compared to 2004 and the inclusion of the former Concord operations for the full year 2005 as compared to activity from the date of merger in February 2004. Operating profit was affected negatively by the inclusion of a portion of the expenses identified as relating to the integration of Concord, reorganization of the Company and increased expenses associated with sales force expansion in 2005. Amortization and depreciation related to intangibles from the Concord merger had a significant impact on operating profit in both 2005 and 2004. A reduction in operating profit at TeleCheck also impacted the segment’s operating profit.

First Data Financial Institution Services Segment Results

							Percent Change
	2006	% of Total Revenue	2005	% of Total Revenue	2004	% of Total Revenue	2006 vs. 2005	2005 vs. 2004
	(in millions)
Revenues:
Transaction and processing service fees	$1,187.8	65%	$1,200.8	65%	$1,267.0	68%	(1)%	(5)%
Product sales and other	34.1	2	78.3	4	34.5	2	(56)%	127%
Reimbursable postage and other	614.2	33	586.2	31	556.8	30	5%	5%

Total revenue	$1,836.1	100%	$1,865.3	100%	$1,858.3	100%	(2)%	0%

Operating profit	$370.8		$377.9		$413.4		(2)%	(9)%
Operating margin	20%		20%		22%		0pts	(2	)pts
Key indicators:
Domestic debit issuer transactions (a)	9,407.4		7,908.1		6,818.9		19%	16%
Domestic active card accounts on file (end of period) (b)
Bankcard	42.4		30.1		48.1		41%	(37)%
Retail	74.4		61.8		51.6		20%	20%

Total	116.8		91.9		99.7		27%	(8)%

Domestic card accounts on file (end of period)
Bankcard	113.2		63.6		94.8		78%	(33)%
Retail	331.3		253.4		190.5		31%	33%
Debit	112.9		98.3		84.6		15%	16%

Total	557.4		415.3		369.9		34%	12%

(a)	Domestic debit issuer transactions include VISA and MasterCard signature debit, STAR ATM, STAR PIN-debit POS, and ATM and PIN-debit POS gateway transactions.
(b)	Domestic active card accounts on file include customer accounts that had a balance or any monetary posting or authorization activity during the last month of the quarter.

Summary

The First Data Financial Institution Services segment revenue and operating profit decreased in 2006 compared to 2005 due most significantly to the previously mentioned deconversions that occurred in 2005, and the associated contract termination fees, as well as price compression. These decreases were partially offset by growth from existing clients and new business. The Company expects growth from existing clients and new business will continue but will be partially offset by price compression that will continue into 2007.

The Company converted 100.1 million accounts during 2006, and also increased accounts through internal growth. The Citi/Sears Retail Private Label and Citi/Sears MasterCard accounts, which were converted in late June 2006, comprised a majority of the conversion activity. At December 31, 2006, the Company had approximately 24 million accounts in the pipeline, primarily retail, with approximately 18 million of these accounts scheduled for conversion in 2007.

Financial Institution Services segment revenue increased slightly in 2005 due to the inclusion of the former Concord businesses for the full year in 2005 compared to activity from the date of merger in February 2004. Other items benefiting 2005 included an increase in contract termination fees, growth in existing clients and account conversions. These increases are partially offset by account deconversions and the loss of certain STAR clients.

Transaction and processing service fee revenue

Components of transaction and processing service fee revenue

				Percent Change
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
	(in millions)
Credit and retail card processing	$406.2	$429.7	$565.3	(5)%	(24)%
Debit processing	436.6	427.4	404.5	2%	6%
Output services	254.5	247.0	243.6	3%	1%
Remittance processing services	90.5	96.7	53.6	(6)%	80%

Total	$1,187.8	$1,200.8	$1,267.0	(1)%	(5)%

Credit and retail card processing revenue

Credit and retail based revenue is derived primarily from the card processing services offered to financial institutions and other issuers of cards. Revenue from these markets is driven primarily by accounts on file, with active accounts having a larger impact on revenue than inactive.

Credit and retail card processing revenue decreased in 2006 compared to 2005 largely due to the deconversion of credit card accounts in 2005 and price compression, partially offset by growth from existing clients and new business. The Company does not expect the decreasing revenue trend to continue in 2007 as the last of the deconversions have passed their anniversaries.

Retail account portfolios typically have a lower proportionate share of active accounts than credit account portfolios and product usage is different between the card types resulting in lower revenue per active retail account. In addition, contract pricing at the customer level is dependent upon the volume of accounts, mix of account types (e.g. retail, credit, co-branded credit and debit) and product usage. Although active accounts on file increased in 2006 compared to 2005, revenue did not proportionately increase due most significantly to price compression.

Credit and retail card processing revenue declined in 2005 versus 2004 due to the adverse impact of credit account deconversions and price compression partially offset by an increase in retail card revenue due to account conversions and growth from existing clients.

Debit processing revenue

Debit network processing service revenue was driven by the domestic debit issuer transactions noted above. Revenue increased in 2006 compared to 2005 due to growth of existing clients partially offset by deconversions and price compression. The majority of domestic debit issuer transaction growth was driven by the shift to the use of debit cards from credit cards, checks and cash and such trends are expected to continue. Additional transaction growth was driven by the conversion of a major issuer. Price compression upon renewal of contracts and the change in client mix drove the spread between revenue growth and transaction growth. These factors will continue to influence the growth rates in the near term.

Debit network processing service revenue increased in 2005 compared to 2004 due to the inclusion of the former Concord operations for the full year in 2005 compared to activity from the date of merger in February 2004 as well as growth from existing clients offset partially by the loss of certain STAR clients contemplated in the merger with Concord and price compression.

Output services revenue

Output services revenue increased for 2006 compared to 2005 and 2005 compared to 2004 due to new business partially offset by deconversions in both 2005 and 2004.

Remittance processing services revenue

Remittance processing services revenue decreased for 2006 compared to 2005 due to lost business and consumer conversion from paper to electronic payment methods. These decreases were partially offset by new business. In response to the decline in revenue, the Company closed one facility in 2006. Remittance processing services revenue increased for 2005 compared to 2004 due to the addition of new customers and conversion of new business signed in 2004. These increases offset attrition associated with the consumer conversion from paper to electronic payment methods. The Company expects remittance revenue to decrease in 2007 compared to 2006 primarily due to the deconversion of a large customer at the end of 2006 and continued conversion to electronic payment methods discussed above.

Product sales and other revenue

Product sales and other revenue decreased in 2006 compared to 2005 and increased in 2005 versus 2004 due to contract termination fees of approximately $50 million associated with the previously mentioned deconversions that were received in 2005.

Reimbursable postage and other revenue

Reimbursable postage and other revenue increased for the year ended December 31, 2006 in comparison to the same period in 2005 as a result of new business and a postage rate increase in January 2006 partially offset by lost business. The increase in reimbursable postage and other revenue for the year ended December 31, 2005 over 2004 is attributable to new business and internal growth partially offset by account deconversions.

Operating profit

First Data Financial Institution Services segment operating profit decreased for the year ended December 31, 2006 compared to 2005 due to contract termination fees received in 2005, account deconversions, price compression, higher incentive compensation recognized in 2006 compared to 2005 due to achieving certain financial targets and other factors noted above. Partially offsetting this decline were reduced payroll expenses due to 2005 restructuring activities. Operating margins were flat for 2006 compared to 2005 as a result of the items discussed above. The Company expects that the operating profit growth rate in future periods will improve as the Company has passed the anniversary of the last of the previously mentioned deconversions.

The segment’s operating profit decreased in 2005 compared to 2004 due to the items noted above. During 2005, the Company wrote-off capitalized conversion costs associated with the contract termination fees noted above. Operating profit benefited from cost savings associated with 2005 and 2004 restructuring activities and significantly less incentive compensation costs recognized in 2005 than in 2004. Operating margins in 2005 declined compared to the same period in 2004 as a result of the factors discussed above.

First Data International Segment Results

							Percent Change
	2006	% of Total Revenue	2005	% of Total Revenue	2004	% of Total Revenue	2006 vs. 2005		2005 vs. 2004
	(in millions)
Revenues:
Transaction and processing service fees	$985.4	77%	$714.0	78%	$588.4	76%	38%		21%
Product sales and other	206.2	16	145.2	16	129.4	17	42%		12%
Other revenues	80.0	7	59.0	6	51.7	7	36%		14%

Total revenue	$1,271.6	100%	$918.2	100%	$769.5	100%	38%		19%

Operating profit	$153.6		$113.3		$77.7		36%		46%
Operating margin	12%		12%		10%		0	pts	2	pts
Key indicators:
International transactions (a)	4,591.6		2,816.0		1,885.6		63%		49%
International card accounts on file (end of period) (b)	48.3		30.9		31.5		56%		(2)%

(a)	International transactions include VISA, MasterCard and other card association merchant acquiring and switching and debit issuer transactions for clients outside the U.S. Transactions include credit, signature debit and PIN-debit POS, POS gateway and ATM transactions. Transactions for 2005 and 2004 have been adjusted to conform to current year presentation.
(b)	International card accounts on file include bankcard and retail.

Summary

Growth in 2006 compared to 2005 and growth in 2005 compared to 2004 was driven by acquisitions and new alliances and internal growth of existing clients. The acquisitions and new alliances that affected growth were as follows:

•	acquisitions of GZS and Argencard in 2006 and EuroProcessing International (“EPI”), First Data Austria and First Data International Korea (“FDIK”) in 2005,

•	formation of the ICS and Bank of Western Australia Limited (“BWA”) alliances in 2005.

Acquisitions and new alliances contributed 24 percentage points to total revenue growth for 2006 compared to 2005, while foreign exchange rate movements positively impacted total revenue growth by 1 percentage point for the same period. Growth in total revenue in 2005 compared to 2004 was substantially due to acquisitions and the internal growth of existing clients, partially offset by the loss of existing business. Acquisitions and new alliances contributed 15 percentage points to total revenue growth for 2005 compared to 2004, while foreign exchange rate movements had a less than 1 percent impact.

At December 31, 2006, the International segment had approximately 19 million accounts in the pipeline, primarily retail. The Company converted 15.8 million of these accounts in February 2007. The Company expects to convert approximately 0.8 million additional accounts during the remainder of 2007.

Transaction and processing service fee revenue

Transaction and processing service fee revenue includes merchant acquiring and processing revenue, debit transaction revenue, POS/ATM transaction revenue, fees from switching services and monthly managed service fees for issued cards. Total transaction and processing service fee revenue increased in 2006 compared to 2005 and in 2005 compared to 2004 due mostly to the acquisitions and new alliances noted above. The remaining increase mainly is due to an increase in POS and ATM transactions resulting from internal growth of both existing clients and new business and, to a lesser extent, an increase in accounts on file in the EMEA and LAC regions and continued expansion of the Cashcard ATM network in Australia.

Revenue growth in EMEA for the year ended December 31, 2006 in comparison to 2005 mainly is due to the impact of acquisitions and new alliances as discussed above as well as internal growth from existing clients, new business and foreign exchange rate movement partially offset by lost business. Most of the acquisition growth relates to businesses supporting switching debit and ATM transactions as well as debit card transactions. Revenue growth in ANZSA for the year ended December 31, 2006 in comparison to 2005 is due to the impact of the BWA alliance, a new VisionPLUS managed service contract supported by the Company’s new Singapore office, continued expansion of the Cashcard ATM network in Australia and internal growth of existing clients offset partially by foreign exchange rate movement, price compression and the impact of lost business. Revenue growth in LAC for the same periods is due to growth of existing merchant acquiring businesses as a result of new merchant signings, increases in accounts on file and foreign exchange rate movements partially offset by lost business. CNA’s revenue growth in 2006 is mostly due to the 2005 acquisition of FDIK. Revenue growth from the year ended December 31, 2005 compared to 2004 increased due to similar items noted above.

As noted above, transaction and processing service fee revenue is driven by accounts on file and transactions. The spread between growth in these two indicators and revenue growth mostly is driven by the mix of transaction types resulting from the 2006 and 2005 acquisitions. A significant part of the transactions from acquisitions are debit switching transactions that have a lower revenue per transaction than many of the other transactions acquired or processed by the segment. The effects of foreign exchange rate fluctuations also contributed to the spread.

Product sales and other revenue

The increase in product sales and other revenue for the year ended December 31, 2006 over the same period in 2005 resulted from increased terminal-related revenue driven mainly by acquisitions in the EMEA and CNA regions as well as a gain of approximately $11 million from a merchant portfolio sale in the LAC region in 2006. The increase in product sales and other for 2005 compared to 2004 mainly was driven by acquisitions.

Operating profit

The segment’s operating profit increased for 2006 compared to 2005 due to the growth in revenues described above. Higher incentive compensation accruals due to achieving certain financial targets and significant investments in business development, infrastructure and platform consolidation in 2006 compared to 2005 adversely impacted operating profit growth. Also offsetting growth for 2006 compared to 2005 is a decrease resulting from an account deconversion in EMEA completed during the first quarter 2005. Acquisitions and foreign exchange rate movements accounted for approximately 22 and 3 percentage points, respectively, of the operating profit growth for the year ended December 31, 2006. Segment margins continue to be impacted by the investment in business development, infrastructure and platform consolidation in EMEA and the expansion of regions such as South Asia and China. The operating profit increase in 2005 compared to 2004 was due to similar items noted above. Acquisitions and foreign exchange rate movements accounted for approximately 25 and 1 percentage points, respectively, of the operating profit growth for the year ended December 31, 2005.

Integrated Payment Systems Segment Results

							Percent Change
	2006	% of Total Revenue	2005	% of Total Revenue	2004	% of Total Revenue	2006 vs. 2005		2005 vs. 2004
	(in millions)
Revenues:
Transaction and processing service fees	$66.4	54%	$58.4	26%	$63.5	13%	14%		(8)%
Investment income, net (a)	54.7	45	162.6	73	419.4	87	(66)%		(61)%
Other revenues	1.2	1	1.0	1	1.1	—	20%		(9)%

Total revenue	$122.3	100%	$222.0	100%	$484.0	100%	(45)%		(54)%

Operating profit	$8.8		$115.8		$369.2		(92)%		(69)%
Operating margin	7%		52%		76%		(45	)pts	(24	)pts

(a)	For segment reporting purposes, IPS presents investment income and its related operating profit on a pretax equivalent basis (i.e., as if investment earnings on settlement assets, which are substantially all nontaxable, were fully taxable at FDC’s marginal tax rate). The revenue and operating profit impact of this presentation is eliminated in consolidation.

Transaction and processing service fee revenue

The increase in 2006 compared to 2005 was due to increased transactions in payment management services resulting from new business. The decrease from 2005 to 2004 was due most significantly to lost check processing business in 2005.

Investment income, net

The decreases in investment income for 2006 compared to 2005 and 2005 compared to 2004 were attributable to rising short-term interest rates, which resulted in higher official check commissions paid to agents. This impact partially was offset by higher yields on certain investments. The average investment balance remained relatively flat for 2006 compared to 2005 and 2005 compared to 2004.

As noted above under “Overview—Financial Statement Restatement”, the mark-to-market of interest rate swaps associated with the official check business that were designated as cash flow hedges prior to the restatement have been classified in “Investment gains and (losses)” in the Consolidated Statements of Income, which is not reflected in segment operations. Additionally, realized amounts associated with these same derivatives have also been classified in “Investment gains and (losses)”. At the end of the third quarter 2006, the Company terminated most of these interest rate swaps and entered into new interest rate swaps that are designated as fair value hedges of investments held within the IPS investment portfolio. Changes in fair values of these interest rate swaps are reflected as a component of “Investment income, net” as are the corresponding and offsetting changes in fair values of the hedged investments. Additionally, realized amounts from settlements with counterparties on the interest rate swaps are reflected in “Investment income, net” and partially offset the impact of interest rate fluctuations on official check commissions.

Operating profit

The decrease in operating profit and operating margin for both 2006 and 2005 mainly was due to the decrease in “Investment income, net” discussed above.

All Other and Corporate

				Percent Change
(in millions)	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Revenues	$464.4	$401.4	$422.7	16%	(5)%
Operating loss	$(95.3)	$(79.4)	$(37.1)	20%	114%

Revenues

The increase in revenues for 2006 compared to 2005 resulted from the effect of a new contract in the government business and an increase in interest income as a result of a large cash balance transferred to the Company by Western Union in connection with the spin-off. Also contributing to the increase in revenues was an increase in patent royalty income. These items partially were offset by a decline due to development work that occurred in 2005 that didn’t reoccur in 2006 and the closure of the IBT business in the fourth quarter 2005. Fluctuations in the other businesses were not individually significant.

The decrease in revenues in 2005 compared to 2004 resulted from reduced pricing on a contract in the government business, which went into effect on April 1, 2004, a decrease in patent royalty income as well as a decrease in interest income because of the liquidation of certain investments in 2004 and the first quarter of 2005.

Operating loss

The increase in operating loss for 2006 compared to 2005 resulted from approximately $48 million of incremental stock-based compensation expense, recorded due to the adoption of SFAS 123R on January 1, 2006, higher incentive compensation accruals in 2006 compared to the same period in 2005 due to achieving certain financial targets and costs incurred for third party consultants engaged to assist in re-aligning the cost and operating structure for the new First Data. The increase in operating loss partially was offset by an increase in patent royalty income, savings associated with the 2005 year-end restructuring and interest income earned in the third and fourth quarters of 2006 as well as a decrease in legal fees due to the settlement of the Visa litigation.

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

Capital Resources and Liquidity

The Company’s sources of liquidity during 2006 were cash generated from operating activities, proceeds from dispositions and the cash dividend received from Western Union (which Western Union borrowed from an external party) in connection with the spin-off. The Company believes its current level of cash and short-term financing capabilities along with future cash flows from operations are sufficient to meet the needs of its existing businesses. The Company may, from time to time, seek longer-term financing to support additional cash needs or to reduce short-term borrowings. The following discussion highlights the Company’s cash flow activities from continuing operations during the years ended December 31, 2006, 2005 and 2004.

Cash and Cash Equivalents

Highly liquid investments (other than those included in settlement assets) with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates market value. At December 31, 2006 and 2005, the Company held $1,154.2 million and $676.4 million in cash and cash equivalents, respectively.

Excluded from cash and cash equivalents at December 31, 2006 and 2005 were $27.4 million and $187.2 million, respectively, of assets that would otherwise meet the definition of cash and cash equivalents. Such excluded amounts at December 31, 2006 and 2005 consisted of $4.0 million and $30.4 million, respectively, of required investments in connection with the Company’s First Financial Bank and $23.4 million and $21.0 million, respectively, of required investments related to other operations. In addition, at December 31, 2005, the Company had $135.8 million of regulatory required investments in connection with client covenants associated with the official check business. Amounts excluded from cash and cash equivalents are included in “Other assets” in the Consolidated Balance Sheets.

Cash and cash equivalents held outside of the U.S. at December 31, 2006 and 2005 were $441.6 million and $218.5 million, respectively.

Cash Flows from Operating Activities from Continuing Operations

	Year ended December 31,
Source/(use) (in millions)	2006	2005	2004
Net income from continuing operations	$847.7	$807.5	$1,151.3
Depreciation and amortization	700.8	689.0	656.0
Other non-cash and non-operating items, net	(56.1)	(12.4)	(128.9)
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable	(183.8)	(110.9)	(107.1)
Other assets	81.0	3.3	60.0
Accounts payable and other liabilities	(60.0)	(82.5)	2.4
Income tax accounts	117.8	(73.6)	(62.8)
Excess tax benefit from share-based payment arrangement	(124.2)	—	—

Net cash provided by operating activities from continuing operations	$1,323.2	$1,220.4	$1,570.9

Increases in depreciation and amortization from 2005 to 2006 and 2004 to 2005 are attributable to acquisitions partially offset by the disposition of GCA in March 2004 and the 2005 write-off of intangibles in conjunction with account deconversions in the Financial Institution Services segment.

Other non-cash and non-operating items, net include restructuring, impairments, litigation and regulatory settlements, other, investment (gains) and losses, divestitures and debt repayment costs, as well as undistributed earnings in affiliates, stock compensation and ESPP expense and gains on the sale of merchant portfolios, the proceeds from which are recognized in investing activities. In 2004, the sale of the Company’s 67% interest in GCA resulted in net proceeds of $435.6 million as presented in investing activities and a pretax gain of $263.8 million included in Other non-cash and non-operating items, net. Partially offsetting this gain were realized amounts associated with interest rate swaps partially offset by an increase in the value of the interest rate swaps. The change in 2006 compared to 2005 resulted from the Visa litigation settlement as well as an increase in equity earnings in affiliates associated with the Company’s merchant alliances.

The change in accounts receivable between years is the result of the timing of collections compared to billings. The change in accounts payable and other liabilities between years results from timing of payments for vendor invoices and payments to minority interest holders. There was a significant reduction in the amount accrued for incentive compensation from 2004 to 2005 and conversely an increase in accrued incentive compensation from 2005 to 2006. The change in income tax accounts is the result of lower tax payments during 2006 compared to 2005 resulting from the tax benefit associated with the significant number of stock options exercised during the first quarter of 2006.

SFAS 123R requires that excess tax benefits relating to share-based payment arrangements be presented in the statement of cash flows as cash provided by financing activities with a corresponding use of cash in operating activities. During the fourth quarter 2006, FDC elected to follow the alternative transition method for calculating the pool of excess tax benefits that is provided by FASB Staff Position FAS 123(R)-3 “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”. The Company reflected $124.2 million of excess tax benefits from share-based payment arrangements as cash used for operating activities and a corresponding source of cash provided by financing activities for the year ended December 31, 2006 under the alternative transition method.

Cash Flows from Investing Activities from Continuing Operations

	Year ended December 31,
Source/(use) (in millions)	2006	2005	2004
Current year acquisitions, net of cash acquired	$(287.5)	$(443.9)	$(20.9)
Payments related to other businesses previously acquired	(51.1)	(55.8)	(40.1)
Proceeds from dispositions, net of expenses paid	198.7	56.2	826.1
Additions to property and equipment, net	(170.4)	(189.5)	(149.8)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(129.7)	(137.9)	(230.9)
Proceeds from the sale of marketable securities	45.0	224.5	815.7
Dividend received from discontinued operations	2,500.0	—	25.5
Cash retained by Western Union	(1,327.8)	—	—
Other investing activities	202.6	(88.5)	(407.2)

Net cash provided by (used in) investing activities from continuing operations	$979.8	$(634.9)	$818.4

Current Year Acquisitions

The Company finances acquisitions through a combination of internally generated funds, long-term borrowings and equity. The Company believes that its cash flow from operations together with other available sources of funds will be adequate to meet its funding requirements as it relates to future acquisitions. The Company continues to pursue opportunities that strategically fit into the business and to make investments overseas to further build the Company’s presence internationally. Additionally, the Company continues to manage its portfolio of businesses and evaluate the possible divestiture of businesses that do not match its long-term growth objectives.

During 2006, the Company created a joint venture with BNL, acquired substantially all of the assets of ClearCheck, Inc. and acquired 100% of GZS, Peace Software, and Argencard. The cash outflow associated with the purchase of GZS was nearly offset by the cash inflow from the subsequent sale of its wholly owned subsidiary easycash as discussed in Note 4 of the accompanying Consolidated Financial Statements. The proceeds of the easycash sale were netted against the cash outflow as the sale was an integral and required part of the GZS acquisition.

Acquisitions during 2005 included expenditures made upon the formation of the ICS merchant alliance, the acquisition of EPI, First Data Austria, FDIK, the CitiCorp merchant services alliance, and acquisitions of other merchant portfolios.

In 2004, the Company acquired $546.0 million of cash in connection with the Concord merger which was offset by the purchase of Cashcard, the buyout of the TASQ and FDGS minority interests, the purchase of merchant portfolios, and the acquisition of First Data Hellas.

The Company anticipates funding approximately $500-750 million for acquisitions during 2007.

Payments Related to Other Businesses Previously Acquired

During 2006, 2005 and 2004, payments related to other businesses previously acquired related mostly to contingent consideration largely associated with a merchant alliance. The Company anticipates making contingent consideration payments of approximately $38 million in 2007 most significantly associated with a merchant alliance.

Proceeds from Dispositions, net of Expenses Paid

Proceeds from dispositions in 2006 relate to the sale of the Company’s majority ownership interest in its subsidiaries PPS and IDLogix, and the sale of its subsidiary Taxware. Proceeds from dispositions in 2005 relate to the sale of 20% of the PNC Merchant Services alliance as well as the sale of International Banking Tech and the Company’s investment in Link2Gov. Proceeds from dispositions in 2004 relate to the sale of GCA and NYCE. As noted above, the proceeds from the sale of easycash were netted against the cash paid for the acquisition of GZS.

Capital Expenditures

The following table discloses capitalized expenditures related to customer contracts, conversion costs, systems development, other intangible assets, and property and equipment (in millions).

	Year ended December 31,
	2006	2005	2004
Customer contracts	$(27.2)	$(42.1)	$(109.9)
Conversion costs	(35.4)	(43.1)	(50.7)
Systems development	(65.7)	(52.6)	(69.5)
Other intangible assets	(1.4)	(0.1)	(0.8)

Subtotal	(129.7)	(137.9)	(230.9)
Property and equipment	(170.4)	(189.5)	(149.8)

Total amount capitalized	$(300.1)	$(327.4)	$(380.7)

The decrease in capital expenditures relates largely to decreases in initial payments for customer contracts and purchases of equipment. Amounts capitalized for property and equipment relate to the purchase of electronic data processing equipment, building and improvements and other equipment, including terminals and production equipment with the largest component being electronic data processing equipment. Capital expenditures are funded through cash flows from operating activities. Capital expenditures are estimated to be approximately $325 million in 2007.

Proceeds from the Sale of Marketable Securities

Proceeds from the sale of marketable securities in 2006 included $33.5 million from the partial liquidation of marketable securities acquired in the Concord merger, and $10.5 million from the redemption of MasterCard stock. Proceeds from the sale of marketable securities in 2005 included $97.9 million from the sale of CheckFree common stock, $84.1 million from the liquidation of Concord marketable securities acquired in the merger and $42.5 million resulting from the sale and maturity of other investments held by the Company. Proceeds from the sale of marketable securities in 2004 included $656.4 million from the liquidation of Concord securities, $108.1 million resulting from the maturity of investments held by the Company’s First Financial Bank, $37.6 million from the sale of CheckFree shares due to costless collars maturing and $13.6 million from the sale of other corporate investments.

Dividend Received from Discontinued Operations

Immediately prior to the spin-off, Western Union transferred $2.5 billion in cash to FDC. The Company subsequently used a significant portion of the cash received to pay off debt as discussed below. The Company received $25.5 million for its proportionate share of the NYCE dividend paid in 2004.

Cash Retained by Western Union

Cash retained by Western Union represents cash balances retained by Western Union at the date of the spin-off.

Other Investing Activities

The source of cash for other investing activities in 2006 related to $168.9 million in activity from the date of acquisition for GZS, a $162.2 million reduction in regulatory, restricted and escrow cash balances noted above in the Cash and Cash Equivalents discussion, $56.2 million of proceeds from the sale of investments and other activity and proceeds of $27.1 million from the sale of corporate aircraft. Partially offsetting these sources were uses related to a contingent payment of $29.9 million related to the 2004 disposition of NYCE (all but $1.6 million of which was accrued at December 31, 2005), a net cash outflow of $32.6 million associated with the sale of a facility related to the Concord merger, $101.6 million in payments related to certain derivative financial instruments, and a use of $47.7 million resulting from the purchase of investments related to the Company’s First Financial Bank and other activity.

The use of cash for other investing activities for 2005 related to payments of $92.2 million related to certain derivative financial instruments, the purchase of $72.9 million of investments related to the Company’s First Financial Bank, and the payment of $10.3 million of Concord related merger costs, partially offset by an $87.3 million decrease in regulatory, restricted and escrow cash balances.

The use of cash for other investing activities in 2004 resulted from payments of $199.1 million related to certain derivative financial instruments, a $127.9 million increase in regulatory, restricted and escrow cash balances, $68.1 million of Concord related merger expenses, the purchase of $122.3 million of investments related to the Company’s First Financial Bank, and $23.1 million related to other investing activity partially offset by $133.3 million in proceeds from the sale of merchant portfolios.

Cash Flows from Financing Activities from Continuing Operations

	Year ended December 31,
Source/(use) (in millions)	2006	2005	2004
Short-term borrowings, net	$176.0	$39.6	$664.8
Proceeds from issuance of long-term debt	—	995.6	995.5
Principal payments on long-term debt	(2,412.8)	(242.2)	(667.3)
Proceeds from issuance of common stock	729.8	319.5	491.0
Excess tax benefit from share-based payment arrangement	124.2	—	—
Purchase of treasury shares	(1,252.5)	(2,222.7)	(4,559.0)
Cash dividends	(183.6)	(155.0)	(65.6)

Net cash used in financing activities from continuing operations	$(2,818.9)	$(1,265.2)	$(3,140.6)

Short-Term Borrowings, net

The Company’s financing activities include net proceeds and cash outlays related to the issuance and paydown of commercial paper, as well as other long-term debt and capital leases. The Company did not have any commercial paper outstanding as of December 31, 2006 compared to $699.3 million as of December 31, 2005. See below for a description of the non-cash debt-for-debt exchange. At December 31, 2006, the Company’s commercial paper program was $1.5 billion supported by a $1.5 billion revolving credit facility, which expires on October 24, 2010.

Principal Payments on Long-Term Debt

Payments for capital leases were $40.4 million, $42.2 million and $28.7 million for the twelve months ended December 31, 2006, 2005 and 2004, respectively.

In September 2006, the Company paid down the $650.0 million 4.70% senior notes that were due to mature in November 2006.

Immediately prior to the spin-off, Western Union transferred $1.0 billion of Western Union notes and $2.5 billion in cash to FDC. On September 29, 2006, the Company exchanged these Western Union notes for FDC commercial paper held by investment banks. In November and December 2006, the Company utilized approximately $2.1 billion of the cash received from Western Union to repurchase commercial paper and debt through a cash tender offer and other repurchases. In conjunction with these debt repurchases, the Company de-designated a portion of any associated interest rate swaps so that the portion of the swaps designated as fair value hedges corresponds to the remaining principal amount of the corresponding debt instruments. Refer to Note 8 of the Company’s Consolidated Financial Statements for additional information regarding the restructuring of these interest rate swaps.

In January 2007, the Company repurchased an additional $90.7 million of borrowings. The Company anticipates repaying debt balances of approximately $85 million that are due in December 2007.

In July 2005, the Company’s $200.0 million 6.75% medium-term note reached maturity and the Company repaid the principal balance.

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

On November 12, 2004, the Company filed a $2 billion shelf registration of which $1 billion was fully available at December 31, 2006.

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

Purchase of Treasury Shares

The following table presents stock repurchase programs authorized by the Board of Directors that were utilized during the year ended December 31, 2004 through December 31, 2006, disclosing total shares purchased under each program during the respective years and the associated cost (in millions):

	Year ended December 31,
	2006		2005		2004
	Treasury Shares	Cost	Treasury Shares	Cost	Treasury Shares	Cost
Share repurchase programs:
$1.145 billion, authorized May 2003	—	—	—	—	3.4	$145.8
$1.0 billion, authorized February 2004	—	—	—	—	23.3	1,000.3
$2.0 billion, authorized May 2004	—	—	—	—	47.4	2,000.6
$1.5 billion, authorized October 2004	—	—	22.2	$905.8	14.1	594.7
$2.0 billion, authorized February 2005	13.1	$325.8	20.2	807.8	—	—

	13.1	$325.8	42.4	$1,713.6	88.2	$3,741.4
Treasury stock purchases related to employee benefit plans	22.4	961.1	11.3	461.4	18.0	776.3

Total stock repurchases	35.5	$1,286.9	53.7	$2,175.0	106.2	$4,517.7

At December 31, 2006, the Company had $867 million remaining under board authorized stock repurchase programs. The difference between the cost of shares repurchased noted in the table above and the amount reflected in the Consolidated Statements of Cash Flows is due to timing of trade settlements. The Company anticipates repurchasing approximately $500 million of stock under the buyback programs during 2007.

Cash Dividends

The increase in dividends paid in 2006 compared to 2005 and 2004 was due to the Company increasing its quarterly dividend from $0.02 per common share in 2004 to $0.06 per common share for common stockholders of record as of April 1, 2005. Subsequent to the spin-off, the Company reduced its quarterly dividends from $0.06 per common share to $0.03 per common share for common stockholders of record as of January 2, 2007.

Letters of Credit

The Company has $30.7 million in outstanding letters of credit at December 31, 2006, of which nearly all expire in 2007 with a one-year renewal option. The letters of credit are held in connection with certain business combinations, lease arrangements and bankcard association agreements. The Company expects to renew the letters of credit prior to expiration.

As part of the acquisition of GZS in June 2006, the Company acquired lines of credit which totaled approximately 363 million euro or approximately $475 million as of December 31, 2006. The Company had $89.6 million outstanding against these lines of credit as of December 31, 2006.

Significant non-cash Transactions

Significant non-cash transactions during 2006 included the issuance of approximately 1.1 million shares of restricted stock to certain employees in conjunction with the Company’s incentive compensation plan. Subsequent to the award and through December 31, 2006, 270,723 shares had been forfeited or cancelled.

On September 29, 2006, the holder of a warrant originally issued on November 16, 2000 exercised its right to a cashless exercise of the warrant. The Company issued 359,824 shares of its common stock to the warrant holder in connection with the cashless exercise. The warrant had provided for the purchase of 3.5 million shares of the Company’s common stock at $40.025 before giving effect to the adjustment for the Company’s spin-off of The Western Union Company.

In connection with the spin-off, Western Union transferred $1 billion of Western Union notes to FDC. On September 29, 2006, the Company exchanged these Western Union notes for FDC debt (commercial paper) held by investment banks.

Significant non-cash transactions during 2005 included the Company awarding 550,000 shares of restricted stock to executive officers. Subsequent to the award and through December 31, 2006, 213,750 shares related to this issuance had been forfeited or cancelled.

Significant non-cash transactions during 2004 included the issuance of 169.8 million shares of FDC common stock to the Concord shareholders and the conversion of outstanding Concord options to options to purchase 20.5 million shares of FDC common stock as consideration in the merger. The Company also awarded 460,000 shares of restricted stock to officers during 2004. Subsequent to the award and through December 31, 2006, 200,000 shares related to this issuance had been forfeited or cancelled. The Company called the $542 million CODES on March 3, 2004. The Company issued 4.5 million common shares to certain of the bondholders who elected shares versus a cash payment.

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

Off-Balance Sheet Arrangements

Other than facility and equipment leasing arrangements, the Company does not engage in off-balance sheet financing activities. The Company has several synthetic operating lease arrangements. The lessor in the leases is an unaffiliated entity, which has as its sole member a publicly traded corporation. The Company does not believe the lessor is a variable interest entity as defined in revised FASB Interpretation No. 46R “Consolidation of Variable Interest Entities” (“FIN 46R”). In addition, the Company has verified that even if the lessor was determined to be a variable interest entity, the Company would not have to consolidate the lessor nor the assets and liabilities associated with assets leased to the Company. This is because the Company’s assets do not exceed 50% of the total fair value of the lessor’s assets, excluding any assets that should be excluded from such calculation under FIN 46R, nor did the lessor finance 95% or more of the leased balance with non-recourse debt, target equity or similar funding. The Company purchased one of the buildings under the synthetic lease and contributed it to Western Union as part of the spin-off on September 29, 2006. The Company also purchased the Memphis facility under the synthetic lease and sold it to a third party for less than the liability assumed in the Concord merger. Rent expense related to the synthetic operating leases was $9.0 million, $6.3 million and $3.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Contractual Obligations

The Company’s contractual obligations as of December 31, 2006 are as follows (in millions):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Debt	$2,393.1	$175.3	$646.2	$315.8	$1,255.8
Capital lease obligations	175.0	46.6	57.4	9.2	61.8
Operating leases *	284.1	68.5	95.6	61.2	58.8
Pension plan contributions (a)	30.4	30.4	—	—	—
Purchase obligations (b):
Technology and telecommunications (c)	525.1	320.4	175.3	29.4	—
All other (d)	281.5	254.2	22.2	3.4	1.7
Other long-term liabilities	37.3	21.4	15.0	0.6	0.3

	$3,726.5	$916.8	$1,011.7	$419.6	$1,378.4

*	Does not include guaranteed residual value of $97.2 million associated with synthetic operating leases.
(a)	The amount of pension plan contributions depends upon various factors that cannot be accurately estimated beyond a one-year time frame.
(b)	Many of the Company’s contracts contain clauses that allow the Company to terminate the contract with notice, and with or without a termination penalty. Termination penalties are generally an amount less than the original obligation. Certain contracts also have an automatic renewal clause if the Company does not provide written notification of its intent to terminate the contract. Obligations under certain contracts are usage-based and are, therefore, estimated in the above amounts. Historically, the Company has not had any significant defaults of its contractual obligations or incurred significant penalties for termination of its contractual obligations.
(c)	Technology and telecommunications includes obligations related to hardware purchases, software licenses, hardware and software maintenance and support, technical consulting services and telecommunications services.
(d)	Other includes obligations related to materials, data, non-technical contract services, facility security and maintenance and marketing promotions.

Critical Accounting Policies

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS 123R. Estimates and assumptions required to be made by SFAS 123R require management’s judgment. SFAS 123R requires all share-based compensation to employees to be recognized in the income statement based on their respective grant date fair values over the requisite service periods and also requires an estimation of forfeitures when calculating compensation expense. The Company utilizes the Black-Scholes option pricing model to measure the fair value of stock options granted to employees and directors and recognizes compensation cost on a straight line basis. Option-pricing models require estimates of a number of key valuation inputs including expected volatility, expected dividend yield, expected term and risk-free interest rate. Accordingly, the fair value of stock options is affected by the assumptions selected. Share-based compensation expense from continuing operations, including the impact of SFAS 123R, was $66.5 million for the year ended December 31, 2006.

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

Year ended December 31,	2006	2005
Cash and cash equivalents collateral	$893.1	$880.1
Collateral in the form of letters of credit	256.7	212.8

Total collateral	$1,149.8	$1,092.9

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

Year ended December 31,	2006	2005	2004
FDC and unconsolidated alliances credit losses (in millions)	$36.3	$42.6	$52.1
FDC and consolidated alliances credit losses (in millions)	$26.6	$28.7	$40.0
Total dollar volume processed (in billions)	$1,372.6	$1,171.3	$1,020.6

The reserve recorded on the Company’s Consolidated Balance Sheets only relates to the business conducted by its consolidated subsidiaries. The reserve for unconsolidated alliances is recorded only in the alliances’ respective financial statements. The Company has not recorded any reserve for estimated losses in excess of reserves recorded by the unconsolidated alliances nor has the Company identified needs to do so. At December 31, 2006 and 2005, the Company and its consolidated and unconsolidated alliances had aggregate merchant credit loss reserves of $33.1 million and $32.1 million, respectively. The amount of the reserves attributable to entities consolidated by the Company was $20.5 million and $20.0 million at December 31, 2006 and 2005, respectively. The Company believes the recorded reserve approximates the fair value of the contingent obligation.

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

The majority of the TeleCheck business involves the guarantee of checks received by merchants. If the check is returned, TeleCheck is required to purchase the check from the merchant at its face value and pursue collection from the check writer. A provision for estimated check returns, net of anticipated recoveries, is recorded at the transaction inception based on recent history. At December 31, 2006 and 2005, the Company had accrued warranty balances of $18.1 million and $15.9 million, and accrued recovery balances of $37.4 million and $36.8 million, respectively. Accrued warranties are included in “Accounts payable and other liabilities” and accrued recoveries are included in “Accounts receivable” in the Consolidated Balance Sheets.

The Company establishes an incremental liability (and deferred revenue) for the fair value of the check guarantee. The liability is relieved and revenue is recognized when the check clears, is presented to TeleCheck, or the guarantee period expires. The majority of the guarantees are settled within 30 days. The incremental liability was approximately $2.7 million and $3.3 million at December 31, 2006 and 2005, respectively. The aggregate face value of all checks guaranteed during the years ended December 31, 2006, 2005 and 2004 was $25.7 billion, $23.2 billion and $24.0 billion, respectively, of which $295.1 million, $262.8 million and $323.0 million, respectively, were returned to merchants and presented to TeleCheck. The net impact on operating income from warranty losses, net of recoveries from check writers was $73.9 million, $62.9 million and $79.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. The maximum potential future payments under the guarantees were estimated by the Company to be approximately $1.8 billion at December 31, 2006.

Derivative Financial Instruments

From time to time, the Company uses derivative instruments to mitigate cash flow risks with respect to forecasted transactions and changes in foreign currency (transactions denominated in foreign currency) rates. Furthermore, the Company uses derivative instruments to mitigate fair value risk related to changes in interest rates (long-term investments and fixed rate long-term debt). The Company also uses derivative instruments to protect the initial net investment in certain foreign subsidiaries and/or affiliates with respect to changes in foreign currency rates. As required, such instruments are reflected in the Company’s Consolidated Balance Sheets at fair value. Most of the Company’s derivatives qualify for hedge accounting. The Company does not participate in speculative derivative trading. While the Company expects that its derivative instruments that currently qualify for hedge accounting will continue to meet the conditions for hedge accounting, if hedges do not qualify for hedge accounting, the changes in the fair value of the derivatives used as hedges would be reflected in earnings. The Company does not believe it is exposed to more than a nominal amount of credit risk in its hedging activities, as the counter parties are established, well-capitalized financial institutions.

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

The Company had aggregate net book values for initial payments for contracts, conversion costs and software development of $208.6 million, $176.3 million and $103.1 million, respectively, at December 31, 2006 and $216.2 million, $178.3 million and $108.3 million, respectively, at December 31, 2005.

Investment Securities

The Company has investments in the equity securities of both public and private companies where it does not have the ability to exercise significant influence over the investee’s business. Investments in public companies and certain investment partnerships are carried at fair value based on quoted market prices with changes in fair value recorded through the “Other comprehensive income” component of stockholders’ equity or for investment partnerships through “Investment income.” Investments in private companies are recorded at cost.

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

The Company maintains various other investments many of which are classified as available-for-sale and carried at fair market value of $92.7 million and $117.3 million at December 31, 2006 and 2005, respectively. The Company also has investments in non-marketable equity securities and other investments that are carried at cost of $34.8 million and $39.5 million at December 31, 2006 and 2005, respectively. These investments are reflected in “Other assets” on the Consolidated Balance Sheets. Gains and losses are classified within the “Investment gains and (losses)” caption in the Consolidated Statements of Income.

Transactions with Related Parties as defined by SFAS No. 57

A substantial portion of the Company’s business within the Commercial Services segment and International segment is conducted through merchant alliances. Certain merchant alliances, as it pertains to investments accounted for under the equity method, are joint ventures between the Company and financial institutions. No directors or officers of the Company have ownership interests in any of the alliances. The formation of each of these alliances generally involves the Company and the bank contributing contractual merchant relationships to the alliance and a cash payment from one owner to the other to achieve the desired ownership percentage for each. The Company and the bank contract a long-term processing service agreement as part of the negotiation process. This agreement governs the Company’s provision of transaction processing services to the alliance.

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

The Company negotiated all agreements with the alliance banks. Therefore, all transactions between the Company and its alliances were conducted at arm’s length; nevertheless, SFAS No. 57, “Related Party Disclosures,” defines a transaction between the Company and an entity for which investments are accounted for under the equity method by the Company as a related party transaction requiring separate disclosure in the financial statements provided by the Company. Accordingly, the revenue associated with these related party transactions are presented on the face of the Consolidated Statements of Income.

The Company has investments in investment funds managed by a member of the Board of Directors. The Company also pays an annual management fee to the fund. Such investment was made with the approval of the Board of Directors and is of such amount that is not considered material to the Company.

Income Taxes

The determination of the Company’s provision for income taxes requires management’s judgment in the use of estimates and the interpretation and application of complex tax laws. Judgment is also required in assessing the timing and amounts of deductible and taxable items. The Company believes its tax return positions are fully supportable; however, the Company establishes contingency reserves for material tax exposures relating to deductions, transactions and other matters involving some uncertainty as to the proper tax treatment of the item. Issues raised by a tax authority may be finally resolved at an amount different than the related reserve. When facts and circumstances change (including a resolution of an issue or statute of limitations expiration), these reserves are adjusted through the provision for income taxes in the period of change.

New Accounting Pronouncements

In June 2006, Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109,” was issued regarding accounting for, and disclosure of, uncertain tax positions. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 is expected to be an increase to liabilities of between $45 million to $55 million and will be recorded with an offsetting adjustment to beginning retained earnings and goodwill. In addition, upon adoption approximately $165 million of deferred tax liabilities are expected to be reclassified to current tax liability. The Company expects the ongoing application of FIN 48 may result in more significant discrete items being recognized from period to period.

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a fair value hierarchy to be used in generally accepted accounting principles and expands disclosures about fair value measurements. Although this statement does not require any new fair value measurements, the application could change current practice. The statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this statement to its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement requires a company to recognize the funded status of a benefit plan as an asset or a liability in its statement of financial position. In addition, a company is required to measure plan assets and benefit obligations as of the date of its fiscal year-end statement of financial position. The recognition provision of this statement, along with additional disclosure requirements, is effective for fiscal years ending after December 15, 2006, while the measurement date provision is effective for fiscal years ending after December 15, 2008. The Company has adopted the recognition provisions as of December 31, 2006, as required, which increased the pension liability and decreased accumulated other comprehensive income by $74 million pretax related to the Company’s United Kingdom Defined Benefit Plan. Although the plan is no longer offered to new employees, the Company is required to continue offering benefits to employees that were participating in the plan as of August 1, 2004. The Company does not expect the measurement provisions to have a material impact to its financial position and results of operations.

Forward-Looking Statements

The Company has a long-term objective to achieve growth of 8% – 10% in earnings per share from continuing operations and revenues. The Company expects to achieve earnings per share from continuing operations in the range of $1.20 – $1.26 in 2007, exclusive of costs and impacts to wind-down the official check and money order operations. In connection with the Company’s earnings per share projection for 2007, management of the Company undertakes to update the projection at any time management has determined that the projection is materially inaccurate. Except for the undertaking to update the 2007 earnings per share projection, the Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events, or changes to projections over time.

All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties which could cause actual events or results to differ materially from those projected. Important factors upon which the Company’s forward-looking statements are premised include: (a) continued growth at rates approximating recent levels for card-based payment transactions and other product markets; (b) successful conversions under service contracts with major clients; (c) renewal of material contracts in the Company’s business units consistent with past experience; (d) timely, successful and cost-effective implementation of processing systems to provide new products, improved functionality and increased efficiencies; (e) successful and timely integration of significant businesses and technologies acquired by the Company and realization of anticipated synergies; (f) continuing development and maintenance of appropriate business continuity plans for the Company’s processing systems based on the needs and risks relative to each such system; (g) absence of further consolidation among client financial institutions or other client groups which has a significant impact on Company client relationships and no material loss of business from significant customers of the Company; (h) achieving planned revenue growth throughout the Company, including in the merchant alliance program which involves several joint ventures not under the sole control of the Company and each of which acts independently of the others, and successful management of pricing pressures through cost efficiencies and other cost-management initiatives; (i) successfully managing the credit and fraud risks in the Company’s business units and the merchant alliances, particularly in the context of the developing e-commerce markets; (j) anticipation of and response to technological changes, particularly with respect to e-commerce; (k) attracting and retaining qualified key employees; (l) no unanticipated changes in laws, regulations, credit card association rules or other industry standards affecting the Company’s businesses which require significant product redevelopment efforts, reduce the market for or value of its products or render products obsolete; (m) continuation of the existing interest rate environment so as to avoid increases in agent fees related to IPS’ products and increases in interest on the Company’s borrowings; (n) no unanticipated developments relating to previously disclosed lawsuits, investigations or similar matters; (o) no catastrophic events that could impact the Company’s or its major customer’s operating facilities, communication systems and technology or that has a material negative impact on current economic conditions or levels of consumer spending; (p) no material breach of security of any of our systems; and (q) successfully managing the potential both for patent protection and patent liability in the context of rapidly developing legal framework for expansive software patent protection.

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

To the extent the Company does not pay commissions to its selling agents, or to the extent it invests the proceeds from the sale of payment instruments in floating rate investments, interest rate risk is nonexistent or minimal providing the investments are held to maturity; however, the Company does pay commissions to its selling agents and the majority of the proceeds noted above are invested in fixed rate investments. The unmatched position that is not hedged through interest rate swap derivatives, which is the amount of fixed income investments upon which the Company also pays the selling agent a commission based on short-term interest rates, is the amount that subjects the Company to interest rate risk arising from changes in short-term interest rates.

The Company’s objective in managing interest rate risk is to mitigate the risk that earnings and the market value of the investments could be adversely impacted by changes in interest rates. The Company has developed a risk management program to quantify this risk utilizing advanced portfolio modeling techniques. The Company hedges a majority of this risk through the use of interest rate swap agreements, which converts the fixed rate investments into variable rate, thus hedging the impact of market valuation of these long-term investments.

The above noted interest rate swaps and hedging strategy were established in September 2006 when the Company terminated its interest rate swaps that did not qualify for hedge accounting previously associated with the IPS business and entered into these new interest rate swaps that qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). These new interest rate swaps were entered into to mitigate fair value risk related to changes in interest rates associated with long-term investments in its official check business’ investment portfolio and were designated as fair value hedges. Changes in the fair value of these interest rate swaps that are designated and qualify as fair value hedges are recorded immediately in earnings along with the corresponding and offsetting change in fair value of the hedged item.

The Company’s interest rate-sensitive liabilities are its debt instruments consisting of commercial paper, fixed rate medium-term notes and long-term debt securities. Immediately prior to the spin-off of Western Union, Western Union transferred $1.0 billion of Western Union notes and $2.5 billion in cash to FDC. On September 29, 2006, the Company exchanged these Western Union notes for FDC commercial paper held by investment banks. In November and December 2006, the Company utilized approximately $2.1 billion of the cash received from Western Union to repurchase commercial paper and debt through a cash tender offer and other repurchases. In conjunction with these debt repurchases, the Company de-designated as a hedge a portion of any associated interest rate swaps so that the portion of the swaps remaining designated as fair value hedges corresponds to the remaining principal amount of the corresponding debt instruments.

A 10% proportionate increase in short-term interest rates in 2007, as compared with the average level of interest rates in 2006, and a corresponding and parallel shift in the remainder of the yield curve, would result in a decrease to pretax income of approximately $24.2 million. Of this decrease, $7.9 million (based on the 10% increase noted above which equates to a 45 basis point increase in the interest rates) relates to settlement related cash balances, expected investment positions, commissions paid to selling agents, growth in new business and the effects of interest rate swap agreements. The remaining $16.3 million decrease (based on the 10% increase noted

above which equates to a 38 basis point increase in interest rates) primarily relates to the Company’s expected balance of short-term variable rate commercial paper and variable interest rate debt. Conversely, a corresponding decrease in interest rates would result in a comparable increase to pretax earnings. Actual interest rates could change significantly more than 10%. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that interest rate movements are linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Foreign Currency Risk

The Company is exposed to changes in currency rates as a result of its investments in foreign operations and from revenues generated in currencies other than the U.S. dollar. Revenue and profit generated by international operations will increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates. Prior to the spin-off of Western Union, a large portion of the foreign currency risk related to Western Union’s foreign currency denominated revenue. The following assessment relates to the Company’s continuing operations after the spin-off of Western Union.

A hypothetical uniform 10% strengthening or weakening in the value of the U.S. dollar relative to all the currencies in which the Company’s revenues and profits are denominated would result in a decrease/increase to pretax income of approximately $15 million, of which $7 million and $4 million relate to the euro and British pound, respectively. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that foreign exchange rate movements are linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Regulatory

Through its merchant alliances, the First Data Commercial Services segment holds an ownership interest in several competing merchant acquiring businesses while serving as the electronic processor for those businesses. In order to satisfy state and federal antitrust requirements, the Company actively maintains an antitrust compliance program.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of First Data Corporation

We have audited the accompanying consolidated balance sheets of First Data Corporation as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Data Corporation at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements in 2006, First Data Corporation changed its method for accounting for Share-Based Payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) and its method of accounting for postretirement benefit plans in accordance with Statement of Financial Accounting Standards No. 158.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of First Data Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

February 21, 2007

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Year ended December 31,	2006	2005	2004
(in millions, except per share amounts)
Revenues (a):
Transaction and processing service fees:
Merchant services (b)	$2,675.6	$2,398.4	$2,324.9
Check services	334.5	328.6	374.4
Card services	1,682.8	1,594.7	1,628.4
Other services	344.7	337.2	348.8
Investment income, net	(128.6)	(33.6)	229.3
Product sales and other	699.8	617.4	642.9
Reimbursable debit network fees, postage and other	1,467.6	1,283.4	1,084.7

	7,076.4	6,526.1	6,633.4

Expenses:
Cost of services	3,064.9	2,858.7	2,741.9
Cost of products sold	300.9	271.7	223.3
Selling, general and administrative	1,157.5	1,047.2	1,061.6
Reimbursable debit network fees, postage and other	1,467.6	1,283.4	1,084.7
Other operating expenses:
Restructuring, net	24.0	76.2	62.4
Impairments	16.1	40.8	0.5
Litigation and regulatory settlements	(34.8)	—	32.4
Other	(0.3)	25.6	25.0

	5,995.9	5,603.6	5,231.8

Operating profit	1,080.5	922.5	1,401.6

Other income (expense):
Interest income	55.5	12.4	23.1
Interest expense	(248.0)	(190.9)	(116.4)
Investment gains and (losses)	45.4	84.7	(115.1)
Divestitures, net	8.0	61.1	265.2
Debt repayment costs	(30.8)	—	—

	(169.9)	(32.7)	56.8

Income before income taxes, minority interest, equity earnings in affiliates and discontinued operations	910.6	889.8	1,458.4

Income taxes	203.7	188.3	356.5
Minority interest	(142.3)	(126.9)	(113.8)
Equity earnings in affiliates	283.1	232.9	163.2

Income from continuing operations	847.7	807.5	1,151.3
Income from discontinued operations, net of taxes of $360.0, $402.1 and $367.1, respectively	665.7	909.9	757.0

Net income	$1,513.4	$1,717.4	$1,908.3

Earnings per share from continuing operations:
Basic	$1.11	$1.04	$1.39
Diluted	$1.09	$1.03	$1.37
Earnings per share:
Basic	$1.98	$2.22	$2.31
Diluted	$1.95	$2.19	$2.27
Weighted-average shares outstanding:
Basic	763.5	775.0	827.0
Diluted	775.1	784.3	840.2

(a)	Includes revenue from Western Union and Primary Payment Systems commercial relationships previously eliminated in consolidation of $18.5 million, $24.5 million and $20.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.
(b)	Includes processing fees, administrative service fees and other fees charged to merchant alliances accounted for under the equity method of $226.1 million, $248.6 million, and $217.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31,	2006	2005
(in millions)
ASSETS
Cash and cash equivalents	$1,154.2	$676.4
Settlement assets	19,149.8	16,076.3
Accounts receivable, net of allowance for doubtful accounts of $29.0 (2006) and $34.9 (2005)	2,150.3	1,824.8
Property and equipment, net of accumulated depreciation of $1,711.3 (2006) and $1,595.6 (2005)	768.0	735.6
Goodwill	7,359.5	7,094.6
Other intangibles, less accumulated amortization of $2,115.9 (2006) and $1,703.9 (2005)	2,577.5	2,633.7
Investment in affiliates	756.5	665.9
Other assets	544.9	728.6
Assets held for sale and spin-off	—	3,812.6

Total Assets	$34,460.7	$34,248.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Settlement obligations	$19,166.5	$16,152.5
Accounts payable and other liabilities	2,636.8	2,553.8
Borrowings	2,516.2	5,354.6
Liabilities related to sale and spin-off	—	1,730.6

Total Liabilities	24,319.5	25,791.5

Commitments and contingencies (See Note 13)
Stockholders’ Equity:
Common stock, $0.01 par value; authorized 2,000.0 shares, issued 1,067.7 (2006 and 2005)	10.7	10.7
Additional paid-in capital	9,713.6	9,551.3

Paid-in capital	9,724.3	9,562.0
Retained earnings	10,900.6	9,311.9
Accumulated other comprehensive loss	(16.9)	(166.3)
Less treasury stock at cost, 314.8 shares (2006) and 304.9 shares (2005)	(10,466.8)	(10,250.6)

Total Stockholders’ Equity	10,141.2	8,457.0

Total Liabilities and Stockholders’ Equity	$34,460.7	$34,248.5

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,	2006	2005	2004
(in millions)
Cash and cash equivalents at January 1, including cash of discontinued operations	$1,180.9	$895.4	$907.6

CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations	847.7	807.5	1,151.3
Net income from discontinued operations	665.7	909.9	757.0
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	700.8	689.0	656.0
Charges (gains) related to restructuring, impairments, litigation and regulatory settlements, other, investment (gains) and losses, divestitures and debt repayment costs, net	(17.6)	(3.2)	(29.8)
Other non-cash and non-operating items, net	(38.5)	(9.2)	(99.1)
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable	(183.8)	(110.9)	(107.1)
Other assets	81.0	3.3	60.0
Accounts payable and other liabilities	(60.0)	(82.5)	2.4
Income tax accounts	117.8	(73.6)	(62.8)
Excess tax benefit from share-based payment arrangement	(124.2)	—	—

Net cash provided by operating activities from continuing operations	1,323.2	1,220.4	1,570.9
Net cash provided by operating activities from discontinued operations	796.0	1,091.0	989.3

Net cash provided by operating activities	2,119.2	2,311.4	2,560.2
CASH FLOWS FROM INVESTING ACTIVITIES
Current year acquisitions, net of cash acquired	(287.5)	(443.9)	(20.9)
Payments related to other businesses previously acquired	(51.1)	(55.8)	(40.1)
Proceeds from dispositions, net of expenses paid	198.7	56.2	826.1
Additions to property and equipment, net	(170.4)	(189.5)	(149.8)
Payments to secure customer service contracts, including outlays for conversion and capitalized systems development costs	(129.7)	(137.9)	(230.9)
Proceeds from the sale of marketable securities	45.0	224.5	815.7
Dividend received from discontinued operations	2,500.0	—	25.5
Cash retained by Western Union	(1,327.8)	—	—
Other investing activities	202.6	(88.5)	(407.2)

Net cash provided by (used in) investing activities from continuing operations	979.8	(634.9)	818.4
Net cash used in investing activities from discontinued operations	(280.3)	(125.1)	(248.8)

Net cash provided by (used in) investing activities	699.5	(760.0)	569.6
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	176.0	39.6	664.8
Proceeds from issuance of long-term debt	—	995.6	995.5
Principal payments on long-term debt	(2,412.8)	(242.2)	(667.3)
Proceeds from issuance of common stock	729.8	319.5	491.0
Excess tax benefit from share-based payment arrangement	124.2	—	—
Purchase of treasury shares	(1,252.5)	(2,222.7)	(4,559.0)
Cash dividends	(183.6)	(155.0)	(65.6)

Net cash used in financing activities from continuing operations	(2,818.9)	(1,265.2)	(3,140.6)
Net cash used in financing activities from discontinued operations	(26.5)	(0.7)	(1.4)

Net cash used in financing activities	(2,845.4)	(1,265.9)	(3,142.0)

Change in cash and cash equivalents	(26.7)	285.5	(12.2)

Cash and cash equivalents at December 31, including cash of discontinued operations in 2005 and 2004	$1,154.2	$1,180.9	$895.4

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Total	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Shares	Paid-In Capital	Treasury Stock
							Shares	Cost
(in millions, except per share amounts)
Balance, December 31, 2003	$4,047.3		$6,381.2	$107.9	897.9	$2,585.9	(181.4)	$(5,027.7)
Comprehensive income
Net income	1,908.3	$1,908.3	1,908.3
Other comprehensive income (loss):
Unrealized losses on securities	(107.9)	(107.9)
Unrealized losses on hedging activities	(17.1)	(17.1)
Foreign currency translation adjustment	47.3	47.3
Minimum pension liability adjustment	(32.0)	(32.0)

Other comprehensive loss		(109.7)		(109.7)

Comprehensive income		$1,798.6

Stock issued related to merger	6,858.5				169.8	6,858.5
Purchase of treasury shares	(4,517.7)						(106.2)	(4,517.7)
Stock issued for compensation and benefit plans	574.0		(314.9)			63.3	19.4	825.6
Stock issued for conversion of debt	182.1		53.9			(1.6)	4.5	129.8
Other	10.7					10.7
Cash dividends declared ($0.08 per share)	(67.4)		(67.4)

Balance, December 31, 2004	8,886.1		7,961.1	(1.8)	1,067.7	9,516.8	(263.7)	(8,590.0)
Comprehensive income
Net income	1,717.4	$1,717.4	1,717.4
Other comprehensive income (loss):
Unrealized losses on securities	(120.6)	(120.6)
Unrealized gains on hedging activities	11.6	11.6
Foreign currency translation adjustment	(77.5)	(77.5)
Minimum pension liability adjustment	22.0	22.0

Other comprehensive loss		(164.5)		(164.5)

Comprehensive income		$1,552.9

Purchase of treasury shares	(2,175.0)						(53.7)	(2,175.0)
Stock issued for compensation and benefit plans	374.1		(181.7)			41.4	12.5	514.4
Stock option accelerated vesting	11.5					11.5
Other	(7.7)					(7.7)
Cash dividends declared ($0.24 per share)	(184.9)		(184.9)

Balance, December 31, 2005	8,457.0		9,311.9	(166.3)	1,067.7	9,562.0	(304.9)	(10,250.6)
Comprehensive income
Net income	1,513.4	$1,513.4	1,513.4
Other comprehensive income:
Unrealized gains on securities	68.9	68.9
Unrealized gains on hedging activities	2.3	2.3
Foreign currency translation adjustment	58.4	58.4
Minimum pension liability adjustment	4.0	4.0

Other comprehensive income		133.6		133.6

Comprehensive income		$1,647.0

Purchase of treasury shares	(1,286.9)						(35.5)	(1,286.9)
Stock issued for compensation and benefit plans	930.8		(309.4)			178.8	25.2	1,061.4
Stock issued for exercise of warrant	—		(9.3)				0.4	9.3
Adjustment to initially apply SFAS No. 158	(46.3)			(46.3)
Other	(0.6)					(0.6)
Western Union dividend	600.7		554.5	62.1		(15.9)
Cash dividends declared ($0.21 per share)	(160.5)		(160.5)

Balance, December 31, 2006	$10,141.2		$10,900.6	$(16.9)	1,067.7	$9,724.3	(314.8)	$(10,466.8)

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

The Company consolidates an entity’s financial statements when the Company either will absorb a majority of the entity’s expected losses or residual returns, in the case of a variable interest entity (“VIE”), or has the ability to exert control over a subsidiary. Control is normally established when ownership interests exceed 50% in an entity; however, when the Company does not exercise control over a majority-owned entity as a result of other investors having rights over the management and operations of the entity, the Company accounts for the entity under the equity method. As of December 31, 2006 and 2005, there were no greater-than-50%-owned affiliates whose financial statements were not consolidated.

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

As a result of the spin-off of Western Union as discussed below, and the sale of its subsidiaries Primary Payment Systems (“PPS”), IDLogix and Taxware, LP (“Taxware”) as discussed in Note 19, the Company’s financial statements reflect Western Union, PPS, IDLogix and Taxware as discontinued operations with the assets and liabilities classified under the captions “Assets held for sale and spin-off” and “Liabilities related to sale and spin-off” on the Consolidated Balance Sheets. The Company also completed the sale of NYCE Corporation (“NYCE”) on July 30, 2004 and reflected NYCE as a discontinued operation. The results of operations are treated as income from discontinued operations, net of tax, and separately stated on the Consolidated Statements of Income after income from continuing operations.

In November 2005, Charles T. Fote, the Chief Executive Officer, President and Chairman of the Board of Directors of FDC, retired. Henry C. Duques was named the Company’s Chief Executive Officer in November 2005 and became the Chairman of the Board of Directors on January 1, 2006. In connection with this change in leadership, changes were made to the Company’s senior management and organization of the business. Beginning in 2006, the Company began making strategic and operating decisions with regards to assessing performance and allocating resources based on a new segment structure which includes four business segments: First Data Commercial Services, First Data Financial Institution Services, First Data International and Integrated Payment Systems (“IPS”). The Company’s reporting segments were reorganized in the first quarter 2006. Segment

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

results for 2005 and 2004 have been adjusted to reflect the new structure. In addition, consolidated revenues for 2005 and 2004 have been adjusted to present “Transaction and processing service fees” by revenue type and to reflect the reclassification of debit network fees from “Transaction and processing service fees” to “Reimbursable debit network fees, postage and other.” In addition, certain amounts in the prior year have been reclassified to conform to current year presentation.

Business Description

FDC operates electronic commerce businesses providing a variety of services to financial institutions, commercial establishments and consumers. Such services include merchant transaction processing and acquiring; credit, retail and debit card issuing and processing; official check issuance; and check guarantee and verification services.

On September 29, 2006, the Company separated its Western Union money transfer business into an independent, publicly traded company through a spin-off of 100% of Western Union to FDC shareholders in a transaction intended to qualify for tax-free treatment (“the spin-off”). The Company received a favorable ruling from the Internal Revenue Service with respect to the spin-off, which assumed, among other things, the accuracy of the representations made by FDC with respect to certain matters on which the Internal Revenue Service does not rule. The new Western Union Company consists of the consumer-to-consumer and consumer-to-business money transfer businesses (including the Western Union, Vigo, and Orlandi Valuta brands) and related businesses. FDC and Western Union are independent and have separate public ownership, boards of directors and management. To facilitate Western Union’s separation from FDC, FDC is providing certain services to Western Union during a transition period. Additionally, the Company and Western Union entered into various commercial service agreements which are long-term agreements to provide ongoing services.

Upon completion of a strategic review of its official check and money order operations, the Company has decided to gradually exit this line of business over a period of two to three years. While the Company intends to serve existing clients through the end of their respective contract terms, expiring contracts will not be renewed on a long-term basis. Client contracts representing approximately 60% of portfolio balances will expire in the next two years. Over the next four to six months, the Company plans to convert most of the associated long-term instruments into more liquid instruments of shorter duration.

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

The Company’s official check services generate revenue primarily through the Company’s ability to invest funds pending settlement. The Company invests a majority of these funds in high quality instruments issued by municipalities to minimize its exposure to credit risks. The Company pays its agents commissions based on short-term variable interest rates and the balance of outstanding checks or money orders (the “commissionable balance”). The Company nets the commissions paid to agents against the revenue it earns from its investments. Gains and losses associated with the above noted investments are recognized in revenue.

In the case of merchant contracts that the Company owns and manages, revenue is primarily comprised of fees charged to the merchant, net of interchange and assessments charged by the credit card associations, and is

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognized at the time of sale. The Company has no control over interchange fees and assessments charged by credit card associations and believes its presentation of revenue, net of these fees and assessments, more accurately depicts the revenue earned by the Company. The fees charged to the merchant are a percentage of the credit card and signature based debit card transaction’s dollar value, a fixed amount or a combination of the two. Personal identification number based debit (“PIN-debit”) network fees are recognized in “Reimbursable debit network fees, postage and other” revenues and expenses in the Consolidated Statements of Income. STAR network access fees charged to merchants are assessed on a per transaction basis as part of an acquiring activity.

Interchange fees and assessments charged by credit card associations to the Company’s consolidated subsidiaries and network fees related to PIN-debit transactions charged by debit networks are as follows (in millions):

Year Ended December 31,	2006	2005	2004
Interchange fees and assessments	$6,396.5	$5,556.3	$4,960.9
Debit network fees	810.9	665.5	499.6

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

The purchase and sale of merchant contracts is an ordinary element of the Company’s Commercial Services and International businesses, and therefore, the gains from selling these revenue-generating assets are included within the “Product sales and other” component of revenues.

Fees based on cardholder accounts on file, both active and inactive, are recognized after the requisite services or period has occurred. Fees for PIN-debit transactions where the Company is the debit card processor for the financial institution are recognized on a per transaction basis. Revenues for output services are derived primarily on a per piece basis and consist of fees for the production, materials and postage related to mailing finished products.

Software licensing revenue, which is reported in the “Product sales and other” line item of the Consolidated Statements of Income, is not recognized until each of the following four criteria are met: evidence of an agreement exists, delivery and acceptance has occurred or services have been rendered, the selling price is fixed or determinable, and collection of the selling price is reasonably assured.

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), using the modified prospective method. SFAS 123R requires all share-based compensation to employees to be measured at their respective grant date fair values and expensed over the requisite service periods and also requires an estimate of forfeitures when calculating compensation expense. The Company recognizes compensation cost on awards with graded vesting on a straight-line basis over the requisite service period for the entire award. In accordance with the Company’s chosen method of adoption, results for prior periods have not been adjusted. Prior to the adoption of SFAS 123R, the Company followed Accounting Principles Board Opinion No. 25 (“APB 25”) which accounts for share-based payments to employees using the intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. Refer to Note 15 for additional discussion regarding details of the Company’s share-based compensation plans and the adoption of SFAS 123R.

Foreign Currency Translation

The U.S. dollar is the functional currency for most of the Company’s businesses. Significant operations with a local currency as their functional currency include operations in the United Kingdom, Australia, Germany and Greece. Foreign currency denominated assets and liabilities for these units and other less significant operations are translated into U.S. dollars based on exchange rates prevailing at the end of the period, and revenues and expenses are translated at average exchange rates during the period. The effects of foreign exchange gains and losses arising from the translation of assets and liabilities of those entities where the functional currency is not the U.S. dollar are included as a component of Other Comprehensive Income (“OCI”).

Derivative Financial Instruments

The Company utilizes derivative instruments primarily to mitigate interest rate risk and foreign currency risk. To a lesser extent, derivative instruments are utilized to mitigate market risk. The Company recognizes all derivative financial instruments in the Consolidated Balance Sheets as assets or liabilities at fair value. Such amounts are recorded in either the “Other assets” or “Accounts payable and other liabilities” captions in the Consolidated Balance Sheets. Changes in fair value of derivative instruments, including those that qualify as fair value hedges, are recognized immediately in earnings unless the derivative is designated and qualifies as a hedge of future cash flows or a hedge of a net investment in a foreign operation. For derivatives that qualify as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in stockholders’ equity as a component of OCI and then recognized in earnings in the same period or periods during which the hedged item affects earnings. Any ineffective portions of cash flow hedges are recognized in the “Investment gains and (losses)” line in the Consolidated Statements of Income during the period of change. For derivatives that qualify as a hedge of a net investment in a foreign operation, the gain or loss is reported in OCI as part of the cumulative translation adjustment to the extent the hedge is effective. Any ineffective portions of net investment hedges are recognized in the “Investment gains and (losses)” line in the Consolidated Statements of Income during the period of change. Additional discussion of derivative instruments is provided in Note 8.

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

investments by these minority shareholders in the consolidated subsidiaries, along with their proportionate share of the earnings or losses of the subsidiaries, net of dividends.

Advertising Costs

Advertising costs, included in “Selling, general and administrative” expenses in the Consolidated Statements of Income, are expensed as incurred or at the first time the advertising takes place. Advertising expense for 2006, 2005 and 2004 was $39.5 million, $38.1 million, and $30.1 million, respectively.

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

The Company’s contingent obligation relates to imprecision in its estimates of required collateral. A provision for this obligation is recorded based primarily on historical experience and other relevant factors such as economic downturns or increases in merchant fraud. Merchant credit losses are included in “Cost of services” in the Company’s Consolidated Statements of Income. The amount of the reserves attributable to entities consolidated by the Company was $20.5 million and $20.0 million at December 31, 2006 and 2005, respectively.

The majority of the TeleCheck Services, Inc. (“TeleCheck”) business involves the guarantee of checks received by merchants. If the check is returned, TeleCheck is required to purchase the check from the merchant at its face value and pursue collection from the check writer. A provision for estimated check returns, net of anticipated recoveries, is recorded at the transaction inception based on recent history. At December 31, 2006 and 2005, the Company had accrued warranty balances of $18.1 million and $15.9 million, and accrued recovery balances of $37.4 million and $36.8 million, respectively. Accrued warranties are included in “Accounts payable and other liabilities” and accrued recoveries are included in “Accounts receivable” in the Consolidated Balance Sheets.

Cash and Cash Equivalents

Highly liquid investments (other than those included in settlement assets) with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates market value.

Excluded from cash and cash equivalents at December 31, 2006 and 2005 were $27.4 million and $187.2 million, respectively. Such excluded amounts represented cash and cash equivalents that were restricted from use due to regulatory requirements, including investments connected with client covenants associated with the official check business. Amounts excluded from cash and cash equivalents are included in “Other assets” in the Consolidated Balance Sheets.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts Receivable

Accounts receivable balances are stated net of allowance for doubtful accounts. Historically, the Company has not encountered significant write-offs. The Company records allowances for doubtful accounts when it is probable that the accounts receivable balance will not be collected.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation, which is computed using the straight-line method over the lesser of the estimated useful life of the related assets (generally three to 10 years for equipment, furniture and leasehold improvements, and 30 years for buildings) or the lease term. Maintenance and repairs which do not extend the useful life of the respective assets are charged to expense as incurred. Amounts charged to expense for the depreciation and amortization of property and equipment, including equipment under capital lease, were $216.0 million in 2006, $224.1 million in 2005, and $213.3 million in 2004.

Goodwill and Other Intangibles

Goodwill represents the excess of purchase price over tangible and other intangible assets acquired less liabilities assumed arising from business combinations. Goodwill is tested annually for impairment using a fair value approach at the “reporting unit” level. The Company’s reporting units are businesses one level below the operating segment level for which discrete financial information is prepared and regularly reviewed by management. Goodwill is generally allocated to reporting units based upon relative fair value (taking into consideration other factors such as synergies) when an acquired business is integrated into multiple reporting units. If it is determined that the fair value of the reporting unit is less than its carrying value, an impairment charge would be recognized. Fair value is generally established using discounted cash flows. When a business within a reporting unit is disposed of, goodwill is allocated to the gain or loss on disposition using the relative fair value method. The Company’s annual goodwill impairment test did not identify any impairments in 2006, 2005 and 2004, however, goodwill was impaired in 2005 due to changes in the strategic direction of businesses more fully discussed in Note 3.

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition to capitalized contract and software development costs, other intangibles include copyrights, patents, acquired software, trademarks and noncompete agreements acquired in business combinations. Other intangibles are amortized on a straight–line basis over the length of the contract or benefit period, which generally ranges from three to 25 years. Other intangible amortization expense totaled $484.8 million, $464.9 million and $442.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The following table provides the components of other intangibles (in millions):

Year Ended December 31,	Weighted- Average Amortization Period	2006 Cost	2006 Accumulated Amortization	2006 Net of Accumulated Amortization	2005 Cost	2005 Accumulated Amortization	2005 Net of Accumulated Amortization
	(in years)
Acquired contracts	11	$2,567.6	$(968.9)	$1,598.7	$2,351.5	$(745.2)	$1,606.3
Conversion costs	9	415.8	(239.5)	176.3	383.3	(205.0)	178.3
Contract costs	7	352.9	(144.3)	208.6	339.0	(122.8)	216.2
Developed software	5	366.0	(262.9)	103.1	330.5	(222.2)	108.3
Purchased or acquired software	4	463.7	(327.3)	136.4	469.0	(272.1)	196.9
Other	16	527.4	(173.0)	354.4	464.3	(136.6)	327.7

Total other intangibles	10	$4,693.4	$(2,115.9)	$2,577.5	$4,337.6	$(1,703.9)	$2,633.7

The estimated future aggregate amortization expense for existing other intangibles as of December 31, 2006 is $453.4 million in 2007, $393.0 million in 2008, $344.3 million in 2009, $273.1 million in 2010 and $247.6 million in 2011.

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

Inventory

Inventories are stated at lower of cost or market and consist primarily of POS terminals, forms, envelopes and blank financial paper. The cost of inventory is determined using average cost for POS terminals and blank financial paper, and first-in first-out (“FIFO”) for forms.

Investment Securities

A majority of the Company’s settlement assets represent investments, which are primarily comprised of state and municipal government obligations. Additionally, the Company maintains various other investments included in the “Other assets” line item of the Consolidated Balance Sheets which include primarily state and municipal obligations, mortgage-backed securities and preferred stock. The specific identification method is used to determine the cost basis of securities sold. At December 31, 2006 and 2005, all of the above noted investments were classified as available-for-sale. Unrealized gains and losses on these investments are included as a separate component of OCI, net of any related tax effect. The Company also has investments in non-marketable equity securities for strategic purposes, which are included in “Other assets” in the Company’s Consolidated Balance Sheets and are carried at cost.

Declines in value that are judged to be other than temporary in nature are recognized in the Consolidated Statements of Income. For public company investments, the Company’s policy is to treat a decline in the investment’s quoted market value that has lasted for more than six months as an other than temporary decline in

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

New Accounting Pronouncements

In June 2006, Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109,” was issued regarding accounting for, and disclosure of, uncertain tax positions. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 is expected to be an increase to liabilities of between $45 million to $55 million and will be recorded with an offsetting adjustment to beginning retained earnings and goodwill. In addition, upon adoption approximately $165 million of deferred tax liabilities are expected to be reclassified to current tax liability. The Company expects the ongoing application of FIN 48 may result in more significant discrete items being recognized from period to period.

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a fair value hierarchy to be used in generally accepted accounting principles and expands disclosures about fair value measurements. Although this statement does not require any new fair value measurements, the application could change current practice. The statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this statement to its consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). This statement requires a company to recognize the funded status of a benefit plan as an asset or a liability in its statement of financial position. In addition, a company is required to measure plan assets and benefit

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

obligations as of the date of its fiscal year-end statement of financial position. The recognition provision of this statement, along with additional disclosure requirements, is effective for fiscal years ending after December 15, 2006, while the measurement date provision is effective for fiscal years ending after December 15, 2008. The Company has adopted the recognition provisions as of December 31, 2006, as required, which increased the pension liability and decreased accumulated other comprehensive income by $74 million pretax related to the Company’s United Kingdom Defined Benefit Plan. Although the plan is no longer offered to new employees, the Company is required to continue offering benefits to employees that were participating in the plan as of August 1, 2004. The Company does not expect the measurement provisions to have a material impact to its consolidated financial position and results of operations.

Note 2:    Earnings Per Common Share

Amounts utilized in earnings per share computations are as follows (in millions):

Year Ended December 31,	2006	2005	2004
Weighted-average shares outstanding:
Basic weighted-average shares	763.5	775.0	827.0
Common stock equivalents	11.6	9.3	13.2

	775.1	784.3	840.2

Diluted earnings per common share are calculated using weighted-average shares outstanding, adjusted for the dilutive effect of shares issuable upon the assumed exercise of the Company’s common stock equivalents, which consist of outstanding stock options and warrants.

The diluted earnings per share calculation excludes stock options and warrants that are convertible into 10.9 million common shares, 23.3 million common shares, and 4.9 million common shares for the years ended December 31, 2006, 2005 and 2004, respectively, because their inclusion would have been anti-dilutive.

Basic EPS from discontinued operations for the three years ended December 31, 2006, 2005 and 2004 was $0.87, $1.18, and $0.92, respectively. Diluted EPS from discontinued operations for the three years ended December 31, 2006, 2005 and 2004 was $0.86, $1.16, and $0.90, respectively.

The annual dividend per share of common stock for 2006, 2005 and 2004 was $0.21 per share, $0.24 per share and $0.08 per share, respectively.

Note 3:    Restructuring, Impairments, Litigation and Regulatory Settlements, Other, Investment Gains and (Losses), Divestitures and Debt Repayment Costs

The Company recorded restructuring charges, impairment charges, litigation and regulatory settlements, other, investment gains and (losses), divestiture related gains, net and debt repayment costs during the three years ended December 31, 2006. Restructuring and divestiture accruals are reviewed each period and balances in excess of anticipated requirements are reversed through the same Consolidated Statements of Income caption in which they were originally recorded. Such reversals resulted from the favorable resolution of contingencies and changes in facts and circumstances.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2006 Activities

A summary of net pretax benefits (charges), incurred by segment, for the year ended December 31, 2006 is as follows (in millions):

	Pretax Benefit (Charge)
Year ended December 31, 2006	First Data Commercial Services	First Data Financial Institution Services	First Data International	Integrated Payment Systems	All Other and Corporate	Totals
Restructuring charges	$(4.6)	$(2.3)	$(15.2)	$(0.2)	$(5.0)	$(27.3)
Restructuring accrual reversals	0.3	1.1	1.0	—	0.9	3.3
Impairments	—	(2.9)	0.9	—	(14.1)	(16.1)
Litigation and regulatory settlements	(7.6)	—	—	—	42.4	34.8
Other	—	0.3	—	—	—	0.3
Investment gains and (losses)	4.3	—	6.4	33.8	0.9	45.4
Divestiture gain	—	—	0.8	—	7.2	8.0
Debt repayment costs	—	—	—	—	(30.8)	(30.8)

Total pretax benefit (charge), net of reversals	$(7.6)	$(3.8)	$(6.1)	$33.6	$1.5	$17.6

Restructuring charges

Associated with the realigning of the Company’s operating structure related to shared service functions and global technology functions, including data centers, a Company initiative to reduce operating costs to the appropriate level after the spin-off and certain business driven restructurings, the Company recorded restructuring charges comprised of severance totaling $24.6 million and facility closures totaling $2.7 million for the year ended December 31, 2006. Severance charges resulted from the termination of approximately 600 employees across the organization, representing all levels of employees and approximately 2% of the Company’s workforce. The restructuring plans associated with the Company initiative to reduce operating costs and business driven items were completed in 2006. The Company anticipates the realignment of the Company’s operating structure associated with shared service functions and global technology may continue through 2007 and associated actions may result in additional restructuring charges in 2007. The Company reversed $3.3 million of prior period restructuring accruals during the year ended December 31, 2006 related to changes in estimates regarding severance costs that occurred in 2006 and 2005.

The following table summarizes the Company’s utilization of restructuring accruals from continuing operations for the years ended December 31, 2005 and 2006 (in millions):

	Employee Severance	Facility Closure
Remaining accrual at January 1, 2005	$23.5	$2.5
Expense provision	75.9	3.5
Cash payments and other	(30.7)	(2.8)
Changes in estimates	(2.5)	(0.4)

Remaining accrual at December 31, 2005	$66.2	$2.8
Expense provision	24.6	2.7
Cash payments and other	(60.4)	(3.9)
Changes in estimates	(3.3)	—

Remaining accrual at December 31, 2006	$27.1	$1.6

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impairments

Impairment charges related to the impairment of a prepaid asset, software, terminals and buildings offset partially by gains on the sale of assets previously impaired.

Litigation and regulatory settlements

During the year ended December 31, 2006, the Company recorded a benefit of approximately $45 million due to the settlement with Visa within All Other and Corporate. Also in 2006, excess litigation accruals in the Commercial Services segment totaling $7.5 million were released. The Company recorded minority interest expense of $3.5 million associated with this release. The settlement and accrual release were partially offset by a $15.0 million settlement associated with a patent infringement lawsuit against TeleCheck, clearing all past and future claims related to this litigation, and a charge of $2.7 million related to the settlement of a claim within All Other and Corporate.

Investment gains and (losses), net

The Company restated its financial statements in 2006 to recognize in earnings the realized derivative amounts, previously reported in revenue, and unrealized changes in derivative values, previously reported in other comprehensive income, related to interest rate swaps, previously designated as cash flow hedges which did not qualify for hedge accounting, associated with its official check business. These earnings are reflected in the “Investment gains and (losses)” line item in the Consolidated Statements of Income.

The Company recognized a net investment gain of $33.8 million associated with the above noted interest rate swaps not qualifying for hedge accounting. The gains resulted from increased interest rates which impacted the value of derivatives as well as net settlements with derivative counterparties.

Also, during 2006, the Company recognized a gain of $10.5 million on the redemption of MasterCard stock, and additionally, recognized gains on other strategic investments.

At the end of the third quarter 2006, the Company terminated most of the above noted interest rate swaps and entered into new interest rate swaps that are designated as fair value hedges of investments held within the IPS investment portfolio. The changes in fair value of these new interest rate swaps are reflected as a component of “Investment income, net” within the Consolidated Statements of Income as are the corresponding and offsetting changes in fair values of the hedged instruments.

Divestitures, net

During 2006, the Company recognized gains on the sale of land, corporate aircraft, and other assets.

Debt repayment costs

During 2006, the Company recorded a charge of $30.8 million related to costs associated with the early repayment of long-term debt. Such costs consisted of net losses on the repayment of debt, expenses related to the interest rate swaps associated with the repurchased debt, write-off of unamortized portion of associated deferred financing costs and certain transaction fees.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2005 Activities

A summary of net pretax benefits (charges), incurred by segment, for the year ended December 31, 2005 is as follows (in millions):

	Pretax Benefit (Charge)
Year ended December 31, 2005	First Data Commercial Services	First Data Financial Institution Services	First Data International	Integrated Payment Systems	All Other and Corporate	Totals
Restructuring charges	$(19.1)	$(27.9)	$(20.3)	$(0.6)	$(11.5)	$(79.4)
Restructuring accrual reversals	1.7	1.1	0.2	—	0.2	3.2
Impairments	(0.2)	(4.4)	(7.8)	—	(28.4)	(40.8)
Other	(8.0)	(8.9)	(1.1)	(4.8)	(2.8)	(25.6)
Investment gains and (losses)	—	0.2	—	62.4	22.1	84.7
Divestiture gain	45.3	0.8	—	—	10.7	56.8
Divestiture accrual reversals	2.0	—	—	1.8	0.5	4.3

Total pretax benefit (charge), net of reversals	$21.7	$(39.1)	$(29.0)	$58.8	$(9.2)	$3.2

Restructuring charges

The Company recorded restructuring charges comprised of severance totaling $75.9 million and facility closures totaling $3.5 million for the year ended December 31, 2005. Severance charges resulted from the termination of approximately 1,600 employees across the organization, representing all levels of employees and approximately 6% of the Company’s workforce. In December 2005, the Company implemented a company wide restructuring of its operations. The restructuring closely followed a change in the Company’s senior management. The new management took steps it determined necessary to position the Company for growth, reduce operating costs and build shareholder value. These restructuring plans were completed in 2005. The Company reversed $3.2 million of prior period restructuring accruals during 2005 related to changes in estimates regarding severance and facility costs from restructuring activities that occurred in 1998 and 2000 through 2005.

Impairments

In June 2005, Simpay Limited, the only client of First Data Mobile Payments, announced and executed a plan to cease operations. As a result, the Simpay product solutions supporting interoperable mobile payments was not launched as planned. Based on these developments and the completion of a strategic review in August 2005, the Company significantly reduced the scale of its operations. These actions and the reduced business outlook led the Company to record asset impairment charges of approximately $27.6 million in the third quarter related to goodwill and other assets and $0.9 million in the fourth quarter related to fixed assets.

In addition, the Company recognized an impairment of $4.4 million for the write-down of two facilities in the Financial Institution Services segment during the fourth quarter. Impairment charges were also recorded company-wide during the year related to the write-down of fixed assets, software and other assets.

Other

During 2005, the Company recognized a charge related to an additional accrual of domestic and international escheatment liabilities related to years prior to 2005. Additionally, other charges related to the reimbursement to certain clients for the misallocation of certain pass-through billings, the majority of which related to 2004. The misallocations have no impact on prior period expenses.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investment gains and (losses), net

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

Divestitures, net

During 2005, the Company recognized a pretax gain upon the divestiture of certain interests including the following: $36.3 million for the sale of a portion of the PNC alliance, $9.0 million for the sale of its investment in Link2Gov, and $8.3 million for the sale of its remaining interest in International Banking Technologies. The Company also recognized a gain on the sale of a small business and reversed $4.3 million of divestiture accruals due to the expiration of certain contingencies.

2004 Activities

A summary of net pretax benefits (charges), incurred by segment, for the year ended December 31, 2004 is as follows (in millions):

	Pretax Benefit (Charge)
Year ended December 31, 2004	First Data Commercial Services	First Data Financial Institution Services	First Data International	Integrated Payment Systems	All Other and Corporate	Totals
Restructuring charges	$(4.8)	$(7.1)	$(27.4)	$—	$(24.3)	$(63.6)
Restructuring accrual reversals	0.1	0.9	0.2	—	—	1.2
Impairments	(2.7)	9.7	(2.0)	—	(5.5)	(0.5)
Litigation and regulatory settlements	(32.4)	—	—	—	—	(32.4)
Other	(25.0)	—	—	—	—	(25.0)
Investment gains and (losses)	(0.5)	0.4	(0.8)	(121.0)	6.8	(115.1)
Divestiture gain	263.8	—	—	—	—	263.8
Divestiture accrual reversals	—	—	—	—	1.4	1.4

Total pretax benefit (charge), net of reversals	$198.5	$3.9	$(30.0)	$(121.0)	$(21.6)	$29.8

Restructuring charges

The Company recorded restructuring charges comprised of severance totaling $54.8 million and facility closures totaling $8.8 million for the year ended December 31, 2004. Severance charges resulted from the termination of approximately 900 employees across the organization, representing all levels of employees and approximately 3% of the Company’s workforce. The severance charges were due to the consolidation of various international functions, the closure of certain FDC operations and locations and the consolidation of certain FDC administrative operations. These restructuring plans were completed in 2004. The Company reversed $1.2 million of prior period restructuring accruals related to changes in estimates regarding severance costs and lease terminations from restructuring activities in 2003, 2001 and 2000.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impairments

The Commercial Services segment impairment charges related to the write-down of leasehold improvements associated with certain restructuring activities and an impairment of software that is no longer being fully utilized due to system decisions influenced by the integration of Concord.

The Financial Institution Services segment included a $12.0 million recovery in 2004 of costs associated with a 2002 impairment of capitalized customer contract costs related to a customer bankruptcy. Also in this segment are charges related to the impairment of software that is no longer being utilized.

The All Other and Corporate impairment charges include the write-down of fixed assets and goodwill associated with facility closures which were part of the restructuring actions noted above and an impairment of First Data Mobile Payments Limited software due to diminished demand for a product offering.

Litigation and regulatory settlements

Litigation charges of $32.4 million were recorded for the year ended December 31, 2004 related to a lawsuit associated with a consolidated merchant alliance in the Commercial Services segment. Minority interest benefits of $15.4 million related to these charges were recognized in the “Minority interest” line in the Consolidated Statements of Income.

Other

The Company recognized a $25.0 million pretax charge related to adjustments for TeleCheck accounting entries that originated primarily during 2002 and 2003.

Investment gains and (losses), net

The majority of the losses in 2004 were due to the interest payments associated with the interest rate swaps held by the Company related to the official check business partially offset by an increase in the value of the swaps driven by higher interest rates. Additionally, the Company recognized a net investment gain in 2004 resulting from the sale of a minority investment in VIPS Healthcare Information Systems (“VIPS”) having sold the majority interest in 1998. The sale of its remaining minority interest in VIPS was made pursuant to the 1998 sale agreement which required First Data to sell its retained interest upon the occurrence of specified events. Partially offsetting the gain were the write-down of investments considered other than temporarily impaired.

Divestitures, net

In March 2004, the Company sold its 67% ownership interest in GCA Holdings, LLC, the parent holding company of Global Cash Access LLC (“GCA”), which resulted in net proceeds of $435.6 million and a pretax gain of $263.8 million. During the year ended December 31, 2004, the Company reversed divestiture accruals of $1.4 million due to the expiration of certain exposures.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4:    Business Combinations, Asset Acquisitions and Dispositions

	Initial Consideration
Businesses and Assets Acquired	Month	Total	Cash
	(in millions)
2006:
ClearCheck, Inc.	March	$18.7	$18.7
Gesellschaft fur Zahlungssysteme (“GZS”) (a)	June	3.1	3.1
Peace Software	August	85.1	85.1
Argencard, S.A. (“Argencard”)	December	193.8	193.8
Three other acquisitions and merchant portfolio acquisitions		34.7	34.7

		$335.4	$335.4

2005:
International Card Services Joint Venture	June	$27.1	$27.1
EuroProcessing International	July	131.2	131.2
Austrian Payment Systems Services GmbH	November	163.8	163.8
Korea Mobile Payment Services	November	57.0	57.0
Three other acquisitions and merchant portfolio acquisitions		107.8	107.8

		$486.9	$486.9

2004:
Concord EFS, Inc.	February	$6,909.1	$—
Cashcard Australia, Ltd.	April	206.5	206.5
Delta Singular Outsourcing Services, S.A.	July	324.1	324.1
Three other acquisitions and merchant portfolio acquisitions		49.2	49.2

		$7,488.9	$579.8

(a)	The consideration for GZS is substantially offset by the proceeds from the sale of its wholly owned subsidiary easycash.

2006 Acquisitions

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

In April 2006, the Company acquired the remaining interest of approximately 20% in its First Data International Korea subsidiary and increased its ownership interest in its consolidated subsidiary OMNIPAY from approximately 47% to approximately 69% through a buyout of management shareholders. Both entities are part of the First Data International segment.

In June 2006, the Company acquired GZS, a German processor of cashless, card-based payment transactions. GZS is reported as part of the First Data International segment. The preliminary purchase price allocation resulted in $38.9 million in identifiable intangible assets, which are being amortized over five to 10 years. As part of the acquisition of GZS, the Company acquired lines of credit which

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

are used to pre-fund settlement activity for financial institutions. The Company had $89.6 million outstanding against these lines of credit as of December 31, 2006. Also as part of the acquisition, the Company acquired easycash, a network solutions provider and a 100% owned subsidiary of GZS. As a condition for approval of the acquisition of GZS by FDC, the German Federal Cartel Office required that FDC sell the easycash subsidiary of GZS. easycash is involved in the business of point-of-sale terminal deployment and competes directly with FDC’s subsidiary TeleCash GmbH and Co. KG. easycash was sold in the fourth quarter 2006 for a purchase price equal to its allocated fair value resulting from the GZS acquisition.

In August 2006, the Company acquired Peace Software (“Peace”), a Customer Information System product company that develops advanced software for managing utility billing and customer care. Peace is reported as part of the First Data Financial Institution Services segment.

In December 2006, the Company acquired Argencard, a provider of card issuing and merchant acquiring services in Argentina and Uruguay. The preliminary purchase price allocation resulted in identifiable intangible assets of $54.1 million, which are being amortized over three to seven years, and goodwill of $107.0 million. Argencard is reported as part of the First Data International segment.

The aggregate cash paid during the year ended December 31, 2006 for the alliance and other acquisitions was approximately $287.5 million, net of cash received of $47.9 million. The aggregate preliminary purchase price allocation for these transactions resulted in $124.4 million in identifiable intangible assets, which are being amortized over three to 20 years, and goodwill of $191.9 million.

In December 2006, the Company signed an agreement with Standard Chartered PLC to establish a new company to provide merchant acquiring services to merchants across Asia. The Company will have a 56% ownership interest in the alliance and will consolidate its results. The transaction is pending regulatory approval and satisfaction of other conditions, and the alliance is expected to begin operations by the end of 2007.

The pro forma impact of all 2006 acquisitions on net income was not material.

2006 Dispositions

In July 2006, the Company sold the majority of its ownership interest in its subsidiaries PPS and IDLogix to five national financial institutions to form Early Warning Services, LLC. Due to Early Warning Services, LLC being structured as a limited liability company, FDC’s remaining interest in Early Warning Services, LLC is accounted for using the equity method of accounting and is reflected in the “Investment in affiliates” line item of the Consolidated Balance Sheets. Refer to Note 19 for additional discussion.

In November 2006, the Company sold its subsidiary Taxware to ADP(R) Employer Services, a division of Automatic Data Processing, Inc. Refer to Note 19 for additional discussion.

2005 Acquisitions

In June 2005, the Company formed a merchant alliance with International Card Services (“ICS”), a card issuer and acquirer in the Netherlands, by purchasing 51% of their merchant acquiring business. The Company owns 51% of the alliance, has management control and consolidates the alliance as part of the First Data International segment.

In July 2005, the Company acquired 100% of EuroProcessing International (“EPI”), a provider of debit and credit card issuing and acquiring processing in nine Central and Eastern European countries. The purchase price allocation resulted in identifiable intangible assets of $39.4 million, which are being amortized over seven to 10 years, and goodwill of $75.5 million.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In November 2005, the Company acquired an approximately 80% interest in Korea Mobile Payment Services (subsequently named “First Data Korea”). First Data Korea provides financial payment services, including value-added network services, and terminal interface services to local merchants with focus on small and medium size customers.

The Company acquired 100% of Austrian Payment Systems Services GmbH (“APSS”) in November 2005. APSS provides debit and credit card issuing and acquiring processing, as well as card network operations and terminals and ATM processing. The purchase price allocation resulted in identifiable intangible assets of $44.3 million, which are being amortized over seven to 15 years, and goodwill of $112.4 million.

The aggregate cash paid during the year ended December 31, 2005, net of cash acquired of $43.0 million, for the merchant alliances and other acquisitions was approximately $443.9 million. The aggregate purchase price allocation for these acquisitions resulted in $212.3 million in identifiable intangible assets, which are being amortized over three to 15 years, except patents and trade names of $13.0 million that are being amortized over five to 25 years, and goodwill of $225.5 million.

The pro forma impact of all 2005 acquisitions on net income was not material.

2005 Dispositions

In November 2005, the Company sold its investment in Link2Gov, which was accounted for under the equity method of accounting. The sale resulted in proceeds of $12.4 million and a pretax gain of $9.0 million.

In August 2005, the Company sold its remaining interest in International Banking Technologies, which was substantially divested in 2001. The sale resulted in proceeds of $9.9 million and a pretax gain of $8.3 million.

The sale of PNC in December 2005 as discussed in Note 3 resulted in cash proceeds of $39.8 million and a pretax gain of $36.3 million.

2004 Acquisitions

Concord EFS, Inc.

On February 26, 2004, the Company completed its merger with Concord EFS, Inc. (“Concord”). FDC and Concord each have distinct strengths in product lines and markets that in combination provide financial institutions, retailers, and consumers with a broader spectrum of payment options, greater input into the future direction of the electronic payments industry, and access to new technologies and global markets. The results of Concord’s operations are included in the Consolidated Statements of Income since the date of acquisition.

FDC issued 169.8 million shares of FDC common stock to Concord shareholders, and the outstanding Concord options were converted to options to purchase 20.5 million shares of FDC common stock pursuant to the exchange ratio of 0.365 FDC common shares for every Concord common share. The common shares issued and option conversion were based on the actual number of shares of Concord common stock and options

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

outstanding on February 26, 2004. The average market price per share of FDC’s common stock of $38.82 (represents the pre-spin-off value of FDC common stock) is based on an average of trading days (December 11, December 12, December 16 and December 17) around the December 15, 2003 announcement date of the amended terms of the proposed merger. In accordance with the terms of the merger, Concord’s outstanding options that were granted prior to February 26, 2004 vested upon completion of the merger. Options assumed in conjunction with the acquisition had a weighted-average exercise price of $36.11 and a fair market value of $268.5 million based on the Black-Scholes option pricing model. The total purchase price of the merger was $6.9 billion, including acquisition-related costs.

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

The final independent valuation of Concord’s intangible assets was completed during the third quarter of 2004 resulting in a fair market value of $1,487 million representing $1,318 million of customer contracts, $77 million related to the STAR trade name and $92 million of proprietary and third party software. Customer contracts represent Concord’s contractual relationships with merchants and financial institutions. The estimated useful lives assigned to customer relationships range from nine to 15 years (with a weighted average amortization period of 12 years). The estimated useful lives assigned to purchased software and proprietary software was five years and the STAR trade name was 25 years. An independent valuation of Concord’s fixed assets was completed in the second quarter 2004 resulting in a fair market value of $130.1 million. Of the total purchase price, approximately $4.5 billion has been allocated to goodwill; of which, $3.4 billion, $1.1 billion and $40.0 million were reflected in the Commercial Services and Financial Institution Services segments and All Other and Corporate, respectively. Goodwill represents the excess of the purchase price for the acquired business over the fair value of the underlying net tangible and identifiable intangible assets. The goodwill is not deductible for tax purposes or amortized for book purposes.

Concord Merger-related Restructuring Charges

A $(0.6) million release and a $16.7 million charge related to severance for approximately 750 employees and a charge for $2.3 million and $48.1 million related to leased facilities were recorded during the years ended December 31, 2005 and 2004, respectively, in connection with the closure of certain Concord facilities.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In May 2006, the Company purchased the Memphis facility out of a synthetic lease assumed as part of the merger with Concord and then sold the facility. As of December 31, 2005, the Company had a $46.2 million liability assumed in the purchase business combination related to the excess of the total cost financed and other carrying costs for the facility over the assumed net sale proceeds. Through the date of sale, the Company utilized $41.9 million of the accrual, which included the costs to sell the facility and settle the associated synthetic lease obligation. The remaining $4.3 million of the accrual balance was reversed and the goodwill recorded as part of the Concord purchase business combination was adjusted.

As of December 31, 2005, the Company also had a $3.2 million Concord merger-related restructuring accrual related to employee severance, the majority of which was utilized during the first six months of 2006 and the remaining accrual balance of $0.7 million was reversed and the goodwill recorded as part of the Concord purchase business combination was adjusted. In addition, during the first quarter 2005, the Company paid a $10.0 million contract termination fee.

Other Acquisitions

In April 2004, the Company acquired Cashcard, a provider of ATM services in the Australian marketplace, for approximately $260 million in cash and assumed debt. The transaction facilitated FDC’s entry into the Australian merchant ATM deployment market. Cashcard’s operations are assigned to the First Data International segment. The final independent valuation of Cashcard’s intangible assets resulted in a fair market value of $113.2 million, representing $37.6 million of customer contracts, $4.5 million of proprietary and third party software and $71.1 million related to other intangibles and trade names. The estimated useful lives assigned to intangible assets range from five to 15 years except for trade names and other intangibles which are being amortized over 25 years. Of the total purchase price, $134.3 million has been allocated to goodwill.

In July 2004, the Company acquired Delta Singular Outsourcing Services S.A. (subsequently renamed “First Data Hellas”), the former payment processing and outsourcing division of Delta Singular S.A., located in Greece, for approximately $311.7 million, net of $12.4 million of cash acquired. First Data Hellas provides payment processing and outsourcing services including card processing, ATM and point of sale driving and call center support. First Data Hellas’ operations are assigned to the First Data International segment. The final purchase price allocation resulted in identifiable intangible assets of $106.4 million, which are being amortized over four to 10 years, and goodwill of $162.3 million.

Other acquisitions made during 2004 include:

•	the buyout of the TASQ Technology, Inc. (“TASQ”) and the First Data Government Solutions, LP minority interests in the Commercial Services segment and All Other and Corporate, respectively; and

•	the purchase of merchant portfolios in the Commercial Services segment.

The aggregate consideration paid during 2004, net of cash acquired of $12.9 million, was $566.9 million for acquisitions other than Concord. The aggregate purchase price allocation for these acquisitions resulted in $227.5 million in identifiable intangible assets, which are being amortized over four to 15 years, except for trade names and other intangibles of $71.1 million which are being amortized over 25 years, and goodwill of $307.1 million.

Unaudited Pro Forma Condensed Combined Consolidated Statements of Income

The following Unaudited Pro Forma Condensed Combined Consolidated Statements of Income reflect the consolidated results of operations of the Company as if the acquisitions of Concord, Cashcard and First Data Hellas had occurred on January 1, 2004. The historical financial information has been adjusted to give effect to

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

events that are (1) directly attributed to the merger, (2) factually supportable, and (3) with respect to the income statement, expected to have a continuing impact on the combined results. Such items include additional amortization expense associated with the valuation of intangible assets.

Year ended December 31, 2004
(in millions, except per share data)
Revenues
Transaction and processing service fees	$4,897.2
Other non-transaction based revenue	229.9
Product sales and other	656.1
Reimbursable postage and other	1,089.7

6,872.9

Expenses
Cost of services	2,878.3
Cost of products sold	237.5
Selling, general and administrative	1,084.4
Reimbursable postage and other	1,089.7
Other operating expenses	120.3

5,410.2

Operating profit	1,462.7
Other income (expense), net	180.9
Interest expense	(118.0)

Income before income taxes, minority interest, equity earnings in affiliates and discontinued operations	1,525.6
Income taxes	373.4
Minority interest	(113.8)
Equity earnings in affiliates	163.2

Net income from continuing operations	$1,201.6

Earnings per share:
Basic earnings per share from continuing operations	$1.41
Diluted earnings per share from continuing operations	$1.39
Weighted average shares outstanding:
Basic	853.0
Diluted	867.2

2004 Dispositions

The Company sold its 67% interest in GCA. GCA is a supplier of cash access and customer relationship marketing technologies to the gaming industry. The sale resulted in net proceeds of $435.6 million and a pretax gain of $263.8 million.

The Company divested its 64% ownership of NYCE, an electronic funds transfer network, as a result of the merger with Concord. The Company completed the sale for the purchase price of $610.0 million, of which $389.6 million was the Company’s share. The Company’s financial statements reflect NYCE as a discontinued operation (see Note 19). The sale agreement contemplated potential adjustments to the sales price that became

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

estimable in the fourth quarter 2005. The estimated adjustment to the sales price was recorded in the fourth quarter 2005 and was presented net of the related disposition reserve and taxes in discontinued operations on the Consolidated Statements of Income. During the first quarter of 2006, the adjustment to the sales price was finalized resulting in an additional charge of $1.6 million, which was also presented in discontinued operations, and was $1.0 million net of taxes.

The following table outlines the net assets acquired to the net cash paid for acquisitions (at date of acquisition) (in millions):

Year ended December 31,	2006	2005	2004
Fair value of net assets acquired	$335.4	$486.9	$7,488.9
Less non-cash consideration	—	—	(6,909.1)
Less cash acquired	(47.9)	(43.0)	(558.9)

Net cash paid for acquisitions	$287.5	$443.9	$20.9

The following table presents changes to goodwill for the years ended December 31, 2006 and 2005 (in millions):

	First Data Commercial Services	First Data Financial Institution Services	First Data International	Integrated Payment Systems	All Other and Corporate	Totals
January 1, 2005 balance	$4,758.6	$1,297.6	$803.1	$12.1	$175.6	$7,047.0
Acquisitions	7.9	—	205.7	—	—	213.6
Purchase price and allocation adjustments related to prior year acquisitions	(27.0)	—	(7.6)	—	—	(34.6)
Other adjustments	(0.2)	—	(102.0)	—	(29.2)	(131.4)

December 31, 2005 balance	4,739.3	1,297.6	899.2	12.1	146.4	7,094.6
Acquisitions	15.6	53.7	122.6	—	—	191.9
Purchase price and allocation adjustments related to prior year acquisitions	(13.3)	—	12.1	—	—	(1.2)
Other Adjustments	0.1	—	74.2	—	(0.1)	74.2

December 31, 2006 balance	$4,741.7	$1,351.3	$1,108.1	$12.1	$146.3	$7,359.5

The terms of certain of the Company’s acquisition agreements provide for additional consideration to be paid if the acquired entity’s results of operations exceed certain targeted levels or if certain other conditions are met, as well as other payments or receipts of cash related to certain events that transpired subsequent to the acquisition of certain companies. Targeted levels are generally set substantially above the historical experience of the acquired entity at the time of acquisition. Such additional consideration is paid in cash or with shares of the Company’s common stock or subsidiary equity, and is recorded when earned as additional purchase price. Additional consideration was paid totaling $51.0 million in 2006, $55.2 million in 2005, and $39.7 million in 2004. The maximum amount of remaining estimable contingent consideration consists of potential cash payments of $38.3 million, all of which was earned and accrued at December 31, 2006. Other contingent consideration that is expected to be paid but is not reliably estimable relates to a transaction associated with an alliance in a prior period. Contingent payments related to this transaction may total as much as $50 million over the next three years.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Chase Paymentech became a larger portion of consolidated operating profit from continuing operations due to the spin-off of Western Union. The Chase Paymentech alliance now meets the Significant Subsidiary test provided in Regulation S-X Rule 1-02 (w) in that the Company’s equity earnings of this alliance exceeds 20% of the Company’s consolidated income from continuing operations before income taxes. In accordance with Regulation S-X Rule 3-09 the financial statements of Chase Paymentech will be filed with this Form 10-K by amendment as part of Item 15(c).

At December 31, 2006, there were eight affiliates accounted for under the equity method of accounting, comprised of five merchant alliances and three strategic investments in companies in related markets.

In December 2005, FDC sold 20% of the PNC Merchant Services alliance (33% of the Company’s interest) and began accounting for it under the equity method of accounting retroactively back to January 1, 2005.

A summary of unaudited financial information for the merchant alliances and other affiliates accounted for under the equity method of accounting is as follows (in millions):

December 31,	2006	2005
Total assets	$6,993.5	$4,866.2
Total liabilities	$5,939.5	$4,062.4

Year ended December 31,	2006	2005	2004
Net operating revenues	$1,489.9	$1,353.0	$1,028.8
Operating expenses	877.6	790.4	582.8

Operating income	612.3	562.6	446.0

Net income	$580.0	$517.7	$391.5

FDC equity earnings	$283.1	$232.9	$163.2

Net operating revenues and operating expenses for 2005 and 2004 have been adjusted to reflect the impact of conforming accounting policies resulting from the integration of the Chase Merchant Services and Paymentech alliances in the fourth quarter of 2005. Net operating revenues, operating expenses, operating income and net income, as well as total assets and total liabilities in the above tables for 2005 and 2004 have been adjusted to reflect eliminations among certain of the merchant alliances. The adjustments for eliminations had no effect on FDC’s share of net income or equity earnings.

The primary components of assets and liabilities are settlement-related accounts as described in Note 6.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The formation of a merchant joint venture alliance accounted for under the equity method of accounting, generally involves the Company and/or a financial institution contributing merchant contracts to the alliance and a cash payment from one owner to the other to achieve the desired ownership percentages. The asset amounts reflected above are owned by the alliances and other equity method investees and do not include any of such payments made by the Company. The amount by which the total of the Company’s investments in its joint ventures exceeded its proportionate share of the joint ventures’ net assets totaled $538.5 million and $492.2 million at December 31, 2006 and 2005, respectively. The non-goodwill portion of this amount is considered an identifiable intangible asset that is amortized accordingly.

Note 6:    Settlement Assets and Obligations

Settlement assets and obligations result from FDC’s processing services and associated settlement activities, including settlement of payment transactions. Settlement assets are generated principally from payment instrument sales (primarily official checks and financial institution money orders) and merchant services transactions. FDC records corresponding settlement obligations for amounts payable to merchants and for payment instruments not yet presented for settlement. The difference in the aggregate amount of such assets and liabilities is primarily due to unrealized net investment gains and losses, which are reported as OCI in stockholders’ equity. The principal components of FDC’s settlement assets and obligations are as follows (in millions):

December 31,	2006	2005
Settlement assets:
Cash and cash equivalents	$2,750.6	$2,307.8
Investment securities	12,106.7	12,174.1
Due from card associations	4,279.3	1,554.3
Due from selling agents	13.2	40.1

	$19,149.8	$16,076.3

Settlement obligations:
Payment instruments outstanding	$11,962.2	$11,676.5
Card settlements due to merchants	5,288.7	2,386.9
Due to selling agents	1,915.6	2,089.1

	$19,166.5	$16,152.5

Cash equivalents consist of short-term time deposits, commercial paper and other highly liquid investments. See Note 7 for information concerning the Company’s investment securities.

FDC generates revenues from its investment of certain settlement assets, a substantial majority of which are cash equivalents and investment securities within the Company’s Integrated Payment Systems (“IPS”) segment. At December 31, 2006, 100% of the IPS segment portfolio was invested in “AA” or above-rated securities. IPS segment investment portfolio balances averaged $13.1 billion in 2006, $13.4 billion in 2005 and $12.7 billion in 2004. Investment revenues (before commissions to certain selling agents and hedging gains and losses) from the IPS segment portfolio totaled $469.5 million in 2006, $448.3 million in 2005, and $497.2 million in 2004 ($720.5 million, $691.7 million, and $713.8 million, respectively, on a pretax equivalent basis).

Note 7:    Investment Securities

Investment securities are a principal component of the Company’s settlement assets, and represent the investment of funds received by FDC from the sale of payment instruments (principally official checks and financial institution money orders) by authorized agents. Within settlement assets, virtually all of FDC’s investment securities are debt securities, most of which have maturities greater than one year. Realized pretax

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

gains from the sale of these investment securities were $0.3 million for 2006, $0.4 million for 2005 and $111.4 million for 2004. The net of tax amount of the realized gains that the Company reclassified out of OCI into investment income for the years ended December 31, 2006, 2005 and 2004 were $0.2 million, $0.3 million and $72.4 million, respectively. The Company uses specific identification to determine the cost of a security sold and the amount of gains and losses reclassified out of OCI. The Company received proceeds from the sale of long-term investments of $18.5 million, $46.2 million and $3,533.3 million in 2006, 2005 and 2004, respectively.

The Company also maintains various other investments many of which are classified as available-for-sale and carried at fair market value of $92.7 million at December 31, 2006 and $117.3 million at December 31, 2005. Such investments are recorded in the “Other assets” line item of the Consolidated Balance Sheets and include primarily state and municipal obligations, mortgage-backed securities and preferred stock. In addition, the Company has investments in non-marketable equity securities and other investments that are carried at cost of $34.8 million and $39.5 million at December 31, 2006 and 2005, respectively, and are also recorded in the “Other assets” line item of the Consolidated Balance Sheets. Realized gains and losses associated with the investments described above are recognized in the “Investment gains and (losses)” line item of the Consolidated Statements of Income. Included in the net gains recognized in 2005 is a pretax gain of $21.4 million resulting from the sale of the Company’s investment in CheckFree Corporation, net of charges to exit the related hedging instruments. See Note 3 for additional discussion pertaining to investment gains and losses as well as the write-down of investments.

The principal components of investment securities are as follows (in millions):

	Cost(1)	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
December 31, 2006
State and municipal obligations	$12,023.1	$115.4	$(89.0)	$12,049.5
Mortgage-backed securities	27.1	0.1	(0.2)	27.0
Other securities:
Investment partnerships (2)	93.3	—	—	93.3
Cost-based investments	34.8	—	—	34.8
Equity	—	0.3	—	0.3
Preferred stock	26.8	2.5	—	29.3

Total other	154.9	2.8	—	157.7

Totals	$12,205.1	$118.3	$(89.2)	$12,234.2

December 31, 2005
State and municipal obligations	$12,174.1	$45.2	$(124.5)	$12,094.8
Mortgage-backed securities	61.5	—	(1.0)	60.5
Other securities:
Investment partnerships (2)	82.9	—	—	82.9
Cost-based investments	39.5	—	—	39.5
Equity	—	1.9	—	1.9
Preferred stock	50.9	0.7	(0.3)	51.3

Total other	173.3	2.6	(0.3)	175.6

Totals	$12,408.9	$47.8	$(125.8)	$12,330.9

(1)	Represents amortized cost for debt securities.
(2)	Investments in investment partnerships are accounted for under the equity method of accounting.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents maturity information for the Company’s debt securities at December 31, 2006 (in millions):

Fair Value
Due within one year	$501.7
Due after one year through five years	4,315.5
Due after five years through 10 years	3,558.8
Due after 10 years	3,673.5

Total Debt Securities	$12,049.5

The following table presents the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2006 and 2005 (in millions):

December 31, 2006	Less than 12 months		More than 12 months		Total Fair Value	Total Unrealized Losses
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal obligations	$893.7	$(3.7)	$5,545.2	$(85.3)	$6,438.9	$(89.0)
Mortgage-backed securities (a)	2.0	—	15.0	(0.2)	17.0	(0.2)

(a)	Unrealized losses less than 12 months are less than $50,000.

December 31, 2005	Less than 12 months		More than 12 months		Total Fair Value	Total Unrealized Losses
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal obligations	$5,646.1	$(58.7)	$2,524.5	$(65.8)	$8,170.6	$(124.5)
Mortgage-backed securities	16.8	(0.1)	36.0	(0.9)	52.8	(1.0)
Preferred stock	—	—	14.7	(0.3)	14.7	(0.3)

As of December 31, 2006 the Company’s unrealized losses related to the following:

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Fair value of financial instruments

Carrying amounts for certain of FDC’s financial instruments (cash and cash equivalents and short-term borrowings) approximate fair value due to their short maturities. Accordingly, these instruments are not presented in the following table. The following table provides the estimated fair values of certain nonderivative financial instruments and derivative financial instruments (in millions):

December 31,	2006		2005
	Carrying Value	Fair Value	Carrying Value	Fair Value
Nonderivative financial instruments:
Long-term investment securities	$12,234.2	$12,234.2	$12,330.9	$12,330.9
Long-term debt	2,294.3	2,235.0	3,961.1	3,943.1
Derivative financial instruments:
Interest rate swaps related to commissions payable, net	$—	$—	$(98.1)	$(98.1)
Interest rate swaps related to certain long-term investment securities, net	44.7	44.7	(2.5)	(2.5)
Interest rate swaps related to fixed rate debt	(51.9)	(51.9)	(71.1)	(71.1)
Foreign currency forward contracts	(1.6)	(1.6)	(2.1)	(2.1)
Foreign currency swaps related to net investments in foreign entities	(62.2)	(62.2)	(10.5)	(10.5)
Other foreign currency swaps	(3.2)	(3.2)	0.2	0.2

The estimated fair value of nonderivative financial instruments is based primarily on market quotations whereas the estimated fair value of derivative financial instruments is based on market and/or dealer quotations. Accordingly, these estimated values may not be representative of actual values that could have been realized as of the year-end dates or that will be realized in the future.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of December 31, 2006, the Company uses derivative instruments to mitigate cash flow risks with respect to changes in foreign currency rates (forecasted transactions denominated in foreign currency) and fair value risk related to changes in interest rates (long-term investments and fixed rate long-term debt) as well as to protect the initial net investment in certain foreign subsidiaries and/or affiliates with respect to changes in foreign currency rates.

The Company used derivative instruments to mitigate cash flow risks with respect to forecasted transactions (commission payments). As discussed in Note 3, such derivative instruments did not meet the documentation requirements of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) to qualify for hedge accounting. Accordingly such derivative instruments were marked-to-market through the Consolidated Statements of Income as part of the “Investment gains and (losses)” line. By December 2006, the Company terminated all of these interest rate swaps and entered into new interest rate swaps that qualify for hedge accounting.

With respect to derivative instruments that are afforded hedge accounting pursuant to SFAS 133, on the date the derivative instrument is entered into, the Company designates the derivative as a cash flow hedge, a fair value hedge or a hedge of a net investment depending on the asset, liability, forecasted transaction or net investment being hedged. Changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge are generally recorded in OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge are recorded immediately in earnings along with the corresponding change in the carrying value of the hedged item. Changes in the fair value of a net investment hedge are recorded as part of the cumulative translation adjustment in OCI.

The Company formally documents all relationships between hedging instruments and the underlying hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to forecasted transactions, fair value hedges to the related underlying instrument or net investment hedges to the underlying investment in a foreign subsidiary or affiliate. The Company also formally assesses, both at inception of the hedge and on an ongoing basis, whether the hedge is highly effective in offsetting changes in cash flows, fair value or foreign currency exposure of the underlying hedged items. The Company also performs an assessment of the probability of the forecasted transaction on a periodic basis. If it is determined that a derivative ceases to be highly effective during the term of the hedge or if the forecasted transaction is no longer probable, the Company will discontinue hedge accounting prospectively for such derivative.

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CREDIT RISK

FDC does not believe that its derivative financial instruments expose it to more than a nominal amount of credit risk, as the counterparties are established, well-capitalized financial institutions with a long-term debt rating by Standard and Poor’s of “A” or “A2” and/or a short-term debt rating of “A1” or “P1” or better, unless otherwise approved by the Company’s Investment Committee. The credit risk inherent in these agreements represents the possibility that a loss may occur from the nonperformance of a counterparty to the agreements. The Company performs a review at inception of the hedge, as circumstances warrant, and at least on a quarterly basis of the credit risk of these counterparties. The Company also monitors the concentration of its contracts with individual counterparties. FDC anticipates that the counterparties will be able to fully satisfy their obligations under the agreements. FDC’s exposures are in liquid currencies (primarily in U.S. dollars, euros and Australian dollars) and active equity markets, so there is minimal risk that appropriate derivatives to maintain the hedging program would not be available in the future.

DERIVATIVES NOT QUALIFYING FOR HEDGE ACCOUNTING

Interest Rate Derivatives

The Company’s official check business involves the payment of commissions to selling agents that are computed based on short-term interest rates. The Company used to hedge the commission payment obligation (cash flows) by entering into interest rate swap contracts but, as noted above, these swaps did not qualify for hedge accounting and were marked-to-market through the Consolidated Statements of Income. In these swap contracts, FDC paid a fixed rate in exchange for receiving a variable cash flow from the counterparty that specifically matched the underlying index used to calculate the commission payment obligation. By December 2006, the Company terminated all of the above noted interest rate swaps and entered into new interest rate swaps that qualify for hedge accounting.

In December 2006, in connection with a reduction in the outstanding balance of the Company’s long-term debt that was hedged to mitigate fair value risk related to changes in interest rates, the Company de-designated an amount of the fair value hedges in proportion to the reduction in the debt balance. On the same date that the de-designations were effective, the Company entered into new derivative instruments (“mirror” swaps) with the terms exactly opposite to the de-designated proportions of the existing swaps. The de-designated proportions of the swaps and the new mirror swaps have not been designated as accounting hedges and accordingly these derivatives are marked-to-market through the “Investment gains and (losses)” line item of the Consolidated Statements of Income. Since the terms of the de-designated swaps and the mirror swaps are exactly opposite, the changes in fair value of these instruments exactly offset each other and result in no or immaterial impact on a net basis on the Consolidated Statements of Income. The notional amounts of the de-designated swaps and the mirror swaps total $0.7 billion.

Foreign Currency Derivatives

The Company has certain foreign currency derivative instruments that are effective as hedges but are not designated as such. Accordingly, the changes in fair value of such derivative instruments are recorded in the

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated Statements of Income and substantially offset the transaction gain or loss recognized on the underlying. The aggregate notional amount of these derivative instruments was 375.0 million yen at December 31, 2006 and December 31, 2005.

DERIVATIVES THAT QUALIFY FOR HEDGE ACCOUNTING

Hedge of a Net Investment in a Foreign Operation

Periodically, the Company acquires an international entity or an ownership in certain entities. In connection with such investments, the Company generally enters into net investment hedges. Net investment hedges are hedges that use derivative contracts to hedge the foreign currency exposure of a net investment in a foreign operation. The Company manages currency exposures that result from net investments in affiliates principally by funding assets denominated in local currency with debt denominated in that same currency and entering into a cross-currency swap.

A cross-currency swap involves the Company exchanging a notional amount of U.S. dollars for an equal notional amount of currency in which the investment is made at initial and final settlement. The Company pays a fixed rate of interest in the currency in which the investment is made and receives a fixed rate of interest in U.S. dollars.

The aggregate notional amount of the Australian dollar cross currency swaps was 230.0 million Australian dollars at December 31, 2006 and December 31, 2005. The aggregate notional amounts of the euro cross currency swaps were 492.5 million euros at December 31, 2006 and December 31, 2005. Changes in the fair value of these cross currency swaps are recognized in OCI. The Company uses the forward rate to measure the ineffectiveness of its net investment hedges. Since both the notional amount of the derivative designated as a hedge of a net investment in a foreign operation equals the portion of the net investment designated as being hedged and the derivative’s underlying relates solely to the foreign exchange rate between the functional currency of the hedged net investment and the U.S. dollar, no hedge ineffectiveness is recognized in earnings. All changes in the fair value of these cross currency swaps are recognized in OCI. The amount the Company realized in OCI for the year ended December 31, 2006 offsetting the foreign currency translation gains was $29.5 million.

Cash Flow Hedges

From time to time, the Company enters into derivatives to hedge certain cash flows. Such instruments include foreign currency forward contracts to hedge the variability in its functional currency equivalent cash flows due to foreign currency exposures associated with forecasted foreign currency sales and costless collars to hedge the anticipated future cash flows associated with a forecasted sale of an investment security. At their initiation, these derivative instruments qualified, and were designated, as cash flow hedges. On an individual and aggregate basis such derivatives are immaterial to the financial statements for all periods presented. The effective portion of changes in fair value of these hedges are recorded temporarily in stockholders’ equity as a component of OCI and then recognized in the Consolidated Statements of Income in the same period or periods during which the hedged transaction affects earnings. Any ineffective portions of changes in fair value are recognized in the Consolidated Statements of Income during the period of change. The amount of ineffectiveness related to these cash flow hedges is immaterial. As of December 31, 2006, the maximum length of time over which the Company is hedging its exposure is four years. The amount of losses in OCI related to the hedged transactions that is expected to be reclassified into the Consolidated Statements of Income during the year ending December 31, 2007 is immaterial.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value Hedges

From time to time, the Company enters into certain interest rate swap agreements to hedge the exposure of changes in fair value resulting from certain fixed rate debt. Under these agreements, the Company exchanges fixed rate interest payments to floating rate interest payments on certain of its debt. These hedges qualify for the short-cut method of accounting as described in paragraph 68 of SFAS 133. Accordingly, there is no ineffectiveness related to these interest rate swaps. The aggregate notional amount of these interest rate swaps was $1.5 billion and $3.2 billion at December 31, 2006 and 2005, respectively.

The Company enters into certain interest rate swap agreements to hedge the exposure to changes in fair value related to certain investments within its long-term portfolio investments. The Company categorizes these investments as available-for-sale and has from time to time sold certain of these investments. Therefore, the Company is exposed to changes in the fair value of the investments as a result of changes in interest rates, which is the specific risk being hedged using benchmark interest rates. Changes in the fair value of the interest rate swaps will offset changes in the fair value of the investments. These hedges qualify for the short-cut method of accounting as described in paragraph 68 of SFAS 133. Accordingly, there is no ineffectiveness related to these interest rate swaps. The aggregate notional amount of these interest rate swaps was $7.6 billion and $2.2 billion at December 31, 2006 and 2005, respectively.

Accumulated Derivative Gains or Losses

The following table summarizes activity in other comprehensive income for the years ended December 31, 2006 and 2005 related to derivative instruments classified as cash flow hedges and net investment hedges or capitalized amounts associated with past cash flow hedge transactions held by the Company (in millions):

	2006	2005
Accumulated loss included in other comprehensive income at January 1	$(15.7)	$(55.7)
Less: Reclassifications into earnings from other comprehensive income	1.9	11.7

	(13.8)	(44.0)
Changes in fair value of derivatives—gain (loss)	(29.9)	28.3

Accumulated loss included in other comprehensive income at December 31	$(43.7)	$(15.7)

Note 9:    Income Taxes

Year ended December 31,	2006	2005	2004
	(in millions)
Components of pretax income before discontinued operations and certain minority interest adjustments:
Domestic	$951.2	$996.3	$1,526.1
Foreign	102.9	(1.1)	(18.3)

	$1,054.1	$995.2	$1,507.8

Provision for income taxes before discontinued operations and certain minority interest adjustments:
Federal	$148.2	$146.4	$304.9
State and local	34.2	28.6	45.7
Foreign	21.3	13.3	5.9

	$203.7	$188.3	$356.5

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s effective tax rates from continuing operations differ from statutory rates as follows:

Year ended December 31,	2006	2005	2004
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.2	1.9	2.1
Foreign rate differential	(4.3)	(1.3)	(0.6)
Interest earned on municipal investments	(14.6)	(15.3)	(8.7)
Tax credits	(0.5)	(0.5)	(0.9)
Dividend exclusion	(1.2)	(1.3)	(0.6)
Prior year statute expiration	(0.2)	(0.9)	(3.0)
Valuation allowances	2.3	0.6	0.0
Other	0.7	0.7	0.3

Effective tax rate	19.4%	18.9%	23.6%

FDC’s income tax provisions consist of the following components (in millions):

Year ended December 31,	2006	2005	2004
Current
Federal	$193.1	$181.8	$364.3
State and local	39.3	31.8	54.5
Foreign	32.1	15.0	3.9

	264.5	228.6	422.7
Deferred
Federal	(44.9)	(35.4)	(59.4)
State and local	(5.1)	(3.2)	(8.8)
Foreign	(10.8)	(1.7)	2.0

	(60.8)	(40.3)	(66.2)

	$203.7	$188.3	$356.5

Income tax payments of $86.0 million in 2006 are less than current expense primarily due to increased tax benefits associated with the exercise of stock options recorded directly to equity for 2006 and 2005 overpayment applied to 2006. Income tax payments of $262.0 million in 2005 are more than current expense primarily due to tax payments related to prior year tax liability and 2005 overpayment. Income tax payments of $418.0 million in 2004 approximated current tax expense for 2004.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the book and tax bases of the Company’s assets and liabilities. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Net deferred tax liabilities are included in “Accounts payable and other liabilities” in FDC’s Consolidated Balance Sheets. The following table outlines the principal components of deferred tax items (in millions):

December 31,	2006	2005
Deferred tax assets related to:
Reserves and other accrued expenses	$30.1	$18.2
Pension obligations	58.8	32.8
Employee related liabilities	74.2	81.9
U.S. foreign tax credit on undistributed earnings	39.7	21.4

Total deferred tax assets	202.8	154.3
Valuation allowance	(38.4)	(14.7)

Realizable deferred tax assets	164.4	139.6

Deferred tax liabilities related to:
Property, equipment and intangibles	(411.7)	(530.6)
Investment in affiliates and other	(115.4)	(68.2)
Deferred revenues	(2.0)	(3.0)
Unrealized securities and hedging (gain)/loss	(8.3)	30.9
Foreign exchange (gain)/loss	(55.9)	(11.9)

Total deferred tax liabilities	(593.3)	(582.8)

Net deferred tax liabilities	$(428.9)	$(443.2)

As of December 31, 2006, the Company had recorded a valuation allowance of $38.4 million against U.S. foreign tax credits and foreign net operating losses. It is more likely than not that the tax benefit of those deferred tax assets will not be realized due to statutory limitations.

As of December 31, 2006, the Company had aggregate federal net operating loss carryforwards of approximately $18 million. If not utilized, these carryforwards will expire in years 2007 through 2022. All net operating loss carryforwards are included within reserves and other accrued expenses in the above table.

As of December 31, 2006, the Company had aggregate foreign net operating loss carryforwards of approximately $90 million. Foreign net operating loss carryforwards of $72 million, if not utilized, will expire in years 2007 through 2026. The remaining foreign net operating loss carryforwards of $18 million have an indefinite life.

As of December 31, 2006, the Company had aggregate state net operating loss carryforwards of approximately $66 million. If not utilized, these carryforwards will expire in years 2007 through 2024.

At December 31, 2006, no provision had been made for U.S. federal and state income taxes on approximately $56.1 million of foreign earnings, which are expected to be reinvested indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. tax liability is not practicable because of the complexities associated with its hypothetical calculation.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10:    Borrowings

December 31,	2006	2005
	(in millions)
Short-Term Borrowings:
Commercial paper	$—	$699.3
Capital lease obligations	46.6	39.3
Other short-term debt	89.9	5.5
4.70% Notes due 2006	—	649.4
Medium-term notes	85.4	—
Long-Term Debt:
Medium-term notes	40.4	349.0
5.625% Notes due 2011	156.6	646.5
3.375% Notes due 2008	499.5	499.2
4.70% Notes due 2013	478.8	498.6
3.90% Notes due 2009	102.7	449.5
4.85% Notes due 2014	375.1	549.9
4.50% Notes due 2010	158.7	549.7
4.95% Notes due 2015	399.7	449.6
Capital lease obligations	128.4	34.0
Other long-term debt	6.3	6.2
Adjustments to carrying value for mark-to-market of interest rate swaps	(51.9)	(71.1)

	$2,516.2	$5,354.6

The Company’s commercial paper borrowings during the years ended December 31, 2006 and 2005 had weighted-average interest rates of 5.1% and 3.2%, respectively. At December 31, 2006, the Company’s commercial paper program was $1.5 billion supported by a $1.5 billion revolving credit facility, which expires on October 24, 2010. Interest rates for borrowings under the facility are based on market rates. The facility contains customary covenants, which are not expected to significantly affect FDC’s operations. At December 31, 2006, the Company was in compliance with all of these covenants.

Immediately prior to the spin-off of Western Union discussed in Note 1, Western Union transferred $1.0 billion of Western Union notes and $2.5 billion in cash to FDC. On September 29, 2006, the Company exchanged these Western Union notes for FDC commercial paper held by investment banks. In November and December 2006, the Company utilized approximately $2.1 billion of the cash received from Western Union to repurchase commercial paper and debt through a cash tender offer and other repurchases. In conjunction with these debt repurchases, the Company de-designated as a hedge a portion of any associated interest rate swaps so that the portion of the swaps remaining designated as fair value hedges corresponds to the remaining principal amount of the corresponding debt instruments. Refer to Note 8 for additional information regarding the interest rate swaps.

In September 2006, the Company paid off the $650.0 million 4.70% senior notes that were due to mature in November 2006. The Company also exited the associated interest rate swaps. As part of the acquisition of GZS in June 2006, the Company acquired lines of credit which totaled approximately 363 million euro or approximately $475 million as of December 31, 2006. The Company had $89.6 million outstanding against these lines of credit as of December 31, 2006.

In January 2007, the Company repurchased an additional $90.7 million of borrowings.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2005, the Company’s $200.0 million 6.75% medium-term note reached maturity and the Company repaid the principal balance.

On May 26, 2005, the Company issued $550 million of 4.50% senior notes due June 15, 2010 and $450 million of 4.95% senior notes due June 15, 2015. The Company received net proceeds of $547.9 million and $447.7 million from these issuances, respectively, which were used to repay outstanding commercial paper. In conjunction with the debt offering, the Company entered into one five-year and two 10-year interest rate swaps with notional amounts totaling $550 million and $450 million, respectively, to receive interest at the coupon rate of the debt and to pay interest at a variable rate equal to LIBOR plus 0.2035% and 0.392%, respectively. Interest on the notes, which are public debt offerings, is payable semi-annually in arrears. The notes do not have sinking fund obligations. In 2006, the Company repurchased $391.3 million and $50.0 million of the $550 million five-year and $450 million 10-year senior notes, respectively. In addition, the Company de-designated a portion of the associated interest rate swaps as noted above. The weighted-average interest rate on the five and 10-year notes on December 31, 2006 was 5.896% and 5.837%, respectively.

On November 12, 2004, the Company filed a $2 billion shelf registration of which $1 billion was fully available at December 31, 2006.

On September 16, 2004, the Company issued $450 million of 3.90% senior notes due October 1, 2009 and $550 million of 4.85% senior notes due October 1, 2014. The Company received net proceeds of $447.8 million and $547.6 million from these issuances, respectively, which were used to repay outstanding commercial paper and for general corporate purposes. In conjunction with the debt offering, the Company entered into two five-year and one 10-year interest rate swaps with notional amounts totaling $450 million and $550 million, respectively, to receive interest at the coupon rate of the debt and to pay interest at a variable rate equal to LIBOR plus 0.0875% and 0.2500%, respectively. The Company expects the change in the fair value of the interest rate swaps to offset changes in the fair value of the fixed rate debt due to market interest rate changes. Interest on the notes, which are public debt offerings, is payable semi-annually in arrears. The notes do not have sinking fund obligations. In 2006, the Company repurchased $347.2 million and $174.8 million of the $450 million five-year and $550 million 10-year senior notes, respectively. In addition, the Company de-designated a portion of the associated interest rate swaps as noted above. The weighted-average interest rate on the five and 10-year notes on December 31, 2006 was 5.946% and 5.694%, respectively.

On July 30, 2003, the Company issued $500 million of 3.375% senior notes due August 1, 2008 and $500 million of 4.70% senior notes due August 1, 2013. The Company received net proceeds of $992.6 million from these issuances, which were used to repay a portion of outstanding commercial paper, repurchase the Company’s common stock and for general corporate purposes. Interest on the notes, which are public debt offerings, is payable semi-annually in arrears. The notes do not have sinking fund obligations. In conjunction with the debt offering, the Company entered into five and 10-year interest rate swaps with notional amounts of $250 million each to receive interest at the coupon rate of the debt and to pay interest at a variable rate equal to LIBOR plus 0.03% and 0.20%, respectively. The Company expects the change in the fair value of the interest rate swaps to offset changes in the fair value of the fixed rate debt due to market interest rate changes. In 2006, the Company repurchased $20.0 million of the $500 million 10-year senior notes. In addition, the Company de-designated a portion of the associated interest rate swaps as noted above. The weighted average interest rate on the five and 10-year notes on December 31, 2006 was 4.528% and 5.225%, respectively.

In November 2001, the Company issued $650 million of 4.70% senior notes due 2006 and $650 million of 5.625% senior notes due 2011 and received net proceeds of $646 million and $644 million, respectively. Interest on the notes, which are public debt offerings, is payable semi-annually in arrears. The notes do not have sinking

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fund obligations. In conjunction with the November 2001 debt offerings, the Company entered into several five-year interest rate swaps to receive interest at a fixed rate of 4.70% and to pay interest at a variable rate equal to LIBOR plus 0.1738%. In 2006, the Company repurchased the $650 million five-year notes and $492.7 million of the $650 million 10-year senior notes.

The outstanding medium-term notes have interest rates ranging from 5.80% to 6.38% and are due at various dates through 2008. These notes do not have sinking fund obligations and they are not redeemable prior to maturity. In 2006, the Company repurchased $224.1 million of the medium-term notes due in 2007 and 2008.

Aggregate annual maturities of long-term debt are $580.1 million in 2008, $123.5 million in 2009, $164.8 million in 2010, $160.2 million in 2011 and $1,317.6 million in all periods thereafter.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11:    Supplemental Balance Sheet and Cash Flow Information

Supplemental Balance Sheet Information

December 31,	2006	2005
	(in millions)
Accounts receivable:
Customers	$1,887.9	$1,552.1
Unconsolidated merchant alliances	58.8	88.7
Interest and other receivables	232.6	218.9

	2,179.3	1,859.7
Less allowance for doubtful accounts	(29.0)	(34.9)

	$2,150.3	$1,824.8

Property and equipment (a):
Land	$70.6	$73.3
Buildings	387.6	317.4
Leasehold improvements	150.0	145.6
Equipment and furniture	1,781.6	1,699.0
Equipment under capital lease	89.5	95.9

	2,479.3	2,331.2
Less accumulated depreciation	(1,711.3)	(1,595.6)

	$768.0	$735.6

Other assets:
Investments	$127.5	$156.8
Regulatory and escrowed cash	27.4	187.2
Derivative financial instruments	92.6	90.4
Prepaid expenses	165.1	163.1
Inventory	114.4	100.5
Other	17.9	30.6

	$544.9	$728.6

Accounts payable and other liabilities:
Accounts payable and accrued expenses	$895.2	$888.7
Compensation and benefit liabilities	260.5	218.1
Pension obligations	162.1	93.5
Accrued costs of businesses acquired (including deferred acquisition consideration)	70.0	84.3
Income taxes payable	143.2	82.8
Deferred income taxes	428.9	443.2
Minority interest	111.9	71.6
Derivative financial instruments	166.8	274.5
Other liabilities	398.2	397.1

	$2,636.8	$2,553.8

(a)	As of December 31, 2006, the Company believes it has fully depreciated fixed assets that are no longer in service that the Company expects to write-off during 2007. Such amounts are not expected to be material to the Company’s financial statements and will have a net zero impact to the “Property and equipment, net of accumulated depreciation” line item on the Consolidated Balance Sheets.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Cash Flow Information

Supplemental cash flow information for the years ended December 31, 2006, 2005 and 2004 is summarized as follows (in millions):

Year ended December 31,	2006	2005	2004
Income taxes paid	$86.0	$262.0	$418.0
Interest paid	263.5	183.5	109.0

See Note 15 for information concerning the Company’s restricted stock awards.

On September 29, 2006, the holder of a warrant originally issued on November 16, 2000 exercised its right to a cashless exercise of the warrant. The Company issued 359,824 shares of its common stock to the warrant holder in connection with the cashless exercise. The warrant had provided for the purchase of 3.5 million shares of the Company’s common stock at $40.025 before giving effect to the adjustment for the Company’s spin-off of The Western Union Company.

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

Note 12:    Related Party Transactions

Merchant Alliances

A substantial portion of the Company’s business within the Commercial Services and International segments are conducted through merchant alliances. No directors or officers of the Company have ownership interests in any of the alliances. Certain merchant alliances, as it pertains to investments accounted for under the equity method, are joint ventures between the Company and financial institutions. The formation of each of these alliances generally involves the Company and the bank contributing contractual merchant relationships to the alliance and a cash payment from one owner to the other to achieve the desired ownership percentage for each. The Company and the bank contract a long-term processing service agreement as part of the negotiation process. This agreement governs the Company’s provision of transaction processing services to the alliance. Therefore, the Company has two income streams from these alliances: its share of the alliance’s net income (classified as “Equity earnings in affiliates”) and the processing fees it charges to the alliance (classified as “Transaction and processing service fees”). The processing fees are based on transaction volumes and unit pricing as contained in the processing services agreement negotiated with the alliance partner.

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

Between 1996 and 2001, the Company committed to invest a total of $9 million to the above noted RRE companies and as of December 31, 2006 less than 3% of such commitments remained unfunded. The Company is required to pay annual management fees to several of those entities ranging from 2% to 2.5% of the actively managed capital as well as its pro rata share of certain expenses. During 2006, the Company incurred management fees of less than $66,000.

In 2003 and 2004, the Company invested a total of $7.6 million in two entities in which RRE companies also invested in and have non-controlling ownership interests. In 2005, the Company sold assets for $1.5 million to an entity in which Mr. Robinson is a director and RRE entities hold a minority interest.

Mr. Kiphart, a director of the Company, is the manager of the corporate finance department and a principal at William Blair & Company, L.L.C. Prior to the acquisition of Vigo Remittance Corp. by the Company in October 2005, Vigo hired William Blair to advise it in connection with its consideration of the proposed acquisition and to provide a fairness opinion in connection with the acquisition. Vigo paid William Blair a fee of $2.8 million upon completion of the acquisition, which included reimbursing William Blair for all of its out-of-pocket expenses (including fees and expenses of its counsel) reasonably incurred by it in connection with its services, and will indemnify William Blair against potential liabilities arising out of its engagement. During 2006, Vigo was included in the spin-off as described in Note 1.

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

On January 31, 2006, the Company entered into a four year, eight month sublease agreement with The Labry Companies, Inc. for approximately 3,600 square feet of office space in Memphis, Tennessee. During 2006, the Company paid approximately $159,916 to The Labry Companies, Inc. Mr. Labry, an executive officer of the Company, is the sole shareholder of The Labry Companies, Inc. Prior to authorizing the transaction, Mr. Labry’s interest in the transaction was disclosed to and reviewed by the Board.

Mr. Labry owns an airplane which he leases to a charter company. The charter company makes the airplane available to its customers, including the Company, which uses the airplane solely in connection with business-related travel by Mr. Labry who is occasionally accompanied by other Company employees. In 2006, the Company incurred $807,374 in expenses to the charter company for the charter of Mr. Labry’s airplane.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13:    Commitments and Contingencies

The Company leases certain of its facilities and equipment under operating lease agreements, substantially all of which contain renewal options and escalation provisions. Total rent expense for operating leases was $85.0 million in 2006, $81.2 million in 2005, and $99.7 million in 2004.

Future minimum aggregate rental commitments at December 31, 2006 under all noncancelable leases, net of sublease income, were $284.1 million and are due in the following years: $68.5 million for 2007, $52.5 million for 2008, $43.1 million for 2009, $34.9 million for 2010, $26.3 million for 2011, and $58.8 million thereafter.

The sublease income is earned from leased space which FDC concurrently subleases to its customers with comparable time periods. Certain future lease rental income exceeds lease payments and was excluded from the rental commitment amounts above. At December 31, 2006, these amounts totaled $2.9 million in FDC obligations. The Company has guaranteed residual values aggregating $97.2 million related to synthetic operating leases.

In addition, the Company has certain guarantees imbedded in leases and other agreements wherein the Company is required to relieve the counterparty in the event of changes in the tax code or rates. The Company believes the fair value of such guarantees is insignificant due to the likelihood and extent of the potential changes.

The Company has $30.7 million in outstanding letters of credit at December 31, 2006, the majority of which expire in 2007, with a one-year renewal option. The letters of credit are held in connection with certain business combinations, lease arrangements and bankcard association agreements. The Company expects to renew the letters of credit prior to expiration.

On or about April 3 and 4, 2003, two purported class action complaints were filed on behalf of the public holders of Concord’s common stock (excluding shareholders related to or affiliated with the individual defendants). The defendants in those actions were certain current and former officers and directors of Concord. The complaints generally alleged breaches of the defendants’ duty of loyalty and due care in connection with the defendants’ alleged attempt to sell Concord without maximizing the value to shareholders in order to advance the defendants’ alleged individual interests in obtaining indemnification agreements related to litigation against Concord and its directors alleging Concord’s financial statements were materially misleading and other derivative litigation. The complaints sought class certification, injunctive relief directing the defendants’ conduct in connection with an alleged sale or auction of Concord, reasonable attorneys’ fees, experts’ fees and other costs and relief the Court deems just and proper. On or about April 2, 2003, an additional purported class action complaint was filed by Barton K. O’Brien. The defendants were Concord and certain of its current and former officers and directors. This complaint contained allegations regarding the individual defendants’ alleged insider trading and alleged violations of securities and other laws and asserted that this alleged misconduct reduced the consideration offered to Concord shareholders in the proposed merger between Concord and a subsidiary of the Company (the “Merger”). The complaint sought class certification, attorneys’ fees, experts’ fees, costs and other relief the Court deems just and proper. Moreover, the complaint also sought an order enjoining consummation of the Merger, rescinding the Merger if it is consummated and setting it aside or awarding rescissory damages to members of the putative class, and directing the defendants to account to the putative class members for unspecified damages. These complaints were consolidated in a second amended consolidated complaint filed September 19, 2003 into one action (In Re: Concord EFS, Inc. Shareholders Litigation) in the Shelby County Circuit for the State of Tennessee.

On October 15, 2003, the plaintiffs In Re: Concord EFS, Inc. Shareholders Litigation moved for leave to file a third amended consolidated complaint similar to the previous complaints but also alleging that the proxy

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

statement disclosures relating to the antitrust regulatory approval process were inadequate. A motion to dismiss was filed on June 22, 2004 alleging that the claims should be denied and are moot since the Merger has occurred. On October 18, 2004, the Court heard arguments on the plaintiff’s motion to amend complaint and defendant’s motion to dismiss. On September 12, 2006, the Court granted the plaintiff’s motion to file a third amended complaint. In early November 2006 Concord filed a motion to dismiss the third amended complaint. The Company intends to vigorously defend the action and an estimate of possible losses, if any, cannot be made at this time.

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

In Brennan, on May 4, 2005, the Court ruled on Defendants’ Motion to Dismiss and Motion for Judgment on the Pleadings. The Court did not dismiss the complaint, except for a technical dismissal of the claims against First Data Corporation, Bank One Corporation and JPMorgan Chase. On May 25, 2005, the plaintiffs filed an amended complaint which clarified the basis for alleging that the holding companies, First Data Corporation, Bank One Corporation and JPMorgan Chase, were liable. On July 21, 2005, Concord filed a motion for summary judgment seeking to foreclose claims arising after February 1, 2001—the date that Concord acquired the STAR network. On August 22, 2005, the Court also consolidated all of the ATM interchange cases pending against the defendants in Brennan which will now be referred to collectively as the “ATM Fee Antitrust Litigation.” On September 14, 2006, a hearing on Concord’s Motion for Summary Judgment was held. On November 30, 2006, the Court issued an order that terminated the pending motion and requested further discovery on the limited issue of procompetitive justifications for the fixed ATM interchange by March 1, 2007. The Company intends to vigorously defend the action and an estimate of possible losses, if any, cannot be made at this time.

In connection with the formation of the FDGS partnership in November 2000, the Company agreed to contribute up to $100 million to FDGS in the event that its contract was renewed on terms materially worse than the contract in effect at the time of formation, and have a material adverse effect on the business of FDGS, subject to certain limitations. During the third quarter 2005, FDGS extended its contract with Bank of America, and in the fourth quarter 2005, the Company agreed to contribute $35 million to FDGS, its 75% owned subsidiary, which the parties agree satisfies the initially agreed-to contribution requirement related to that contract renewal. The contribution resulted in a reduction in equity of approximately $9 million.

Note 14:    Stockholders’ Equity

Dividends

In February 2005, the Company increased its quarterly dividend for common stockholders of record as of April 1, 2005 to $0.06 per common share from $0.02 per common share. Subsequent to the spin-off, in December

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2006 the Company reduced its quarterly dividends from $0.06 per common share to $0.03 per common share for common stockholders of record as of January 2, 2007. The Company’s Articles of Incorporation authorizes 10.0 million shares of preferred stock, none of which are issued. Cash dividends of $160.5 million, $184.9 million and $67.4 million were declared for the years ended December 31, 2006, 2005 and 2004, respectively.

As a result of the spin-off, FDC recorded a net increase to retained earnings of $554.5 million which represented the distribution of the net liabilities and certain equity balances related to Western Union to shareholders. Such distribution occurred shortly after and is net of the transfer by Western Union of $1 billion of Western Union notes and $2.5 billion in cash to FDC (as discussed in Note 10) as well as the net settlement of various intercompany balances and realignment of certain operating assets.

Other Comprehensive Income

The income tax effects allocated to and the cumulative balance of each component of other comprehensive income are as follows (in millions):

	Beginning Balance	Pretax Gain (Loss) Amount	Tax (Benefit) Expense	Net-of- Tax Amount	Western Union Dividend	Ending Balance
December 31, 2006
Unrealized gains (losses) on securities	$(49.2)	$107.1	$38.2	$68.9	$(1.6)	$18.1
Unrealized gains (losses) on hedging activities	(6.7)	3.3	1.0	2.3	—	(4.4)
Foreign currency translation adjustment	31.2	102.4	44.0	58.4	(10.4)	79.2
Minimum pension liability adjustment	(141.6)	2.4	(1.6)	4.0	74.1	(63.5)
Adjustment to initially apply SFAS No. 158	—	(74.0)	(27.7)	(46.3)	—	(46.3)

	$(166.3)	$141.2	$53.9	$87.3	$62.1	$(16.9)

December 31, 2005
Unrealized gains (losses) on securities	$71.4	$(185.5)	$(64.9)	$(120.6)	$—	$(49.2)
Unrealized gains (losses) on hedging activities	(18.3)	18.1	6.5	11.6	—	(6.7)
Foreign currency translation adjustment	108.7	(117.3)	(39.8)	(77.5)	—	31.2
Minimum pension liability adjustment	(163.6)	33.9	11.9	22.0	—	(141.6)

	$(1.8)	$(250.8)	$(86.3)	$(164.5)	$—	$(166.3)

December 31, 2004
Unrealized gains (losses) on securities	$179.3	$(166.7)	$(58.8)	$(107.9)	$—	$71.4
Unrealized gains (losses) on hedging activities	(1.2)	(25.5)	(8.4)	(17.1)	—	(18.3)
Foreign currency translation adjustment	61.4	71.7	24.4	47.3	—	108.7
Minimum pension liability adjustment	(131.6)	(49.5)	(17.5)	(32.0)	—	(163.6)

	$107.9	$(170.0)	$(60.3)	$(109.7)	$—	$(1.8)

Other Stockholders’ Equity Transactions

In 2006, the Company issued 1.1 million shares of restricted stock to certain employees in conjunction with the Company’s incentive compensation plan. A total of 270,723 shares related to this issuance have been forfeited or cancelled through December 31, 2006.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2005, the Company awarded 550,000 shares of restricted stock to executive officers. A total of 213,750 shares related to this issuance have been forfeited or cancelled through December 31, 2006.

In 2004, FDC issued 169.8 million shares of FDC common stock to the Concord shareholders and converted outstanding Concord options to options to purchase 20.5 million shares of FDC common stock as consideration in the merger. Additionally, the Company awarded 460,000 shares of restricted stock to executive officers. A total of 200,000 shares related to this issuance have been forfeited or cancelled through December 31, 2006.

The Company called the $542 million CODES on March 3, 2004. The Company issued 4.5 million common shares to certain of the bondholders who elected shares versus a cash payment.

The following table presents stock repurchase programs authorized by the Board of Directors that were utilized during the year ended December 31, 2004 through December 31, 2006, disclosing total shares purchased under each program during the respective years and the associated cost (in millions):

	Year Ended December 31,
	2006		2005		2004
	Treasury Shares	Cost	Treasury Shares	Cost	Treasury Shares	Cost
Share repurchase programs:
$1.145 billion, authorized May 2003	—	—	—	—	3.4	$145.8
$1.0 billion, authorized February 2004	—	—	—	—	23.3	1,000.3
$2.0 billion, authorized May 2004	—	—	—	—	47.4	2,000.6
$1.5 billion, authorized October 2004	—	—	22.2	$905.8	14.1	594.7
$2.0 billion, authorized February 2005	13.1	$325.8	20.2	807.8	—	—

	13.1	$325.8	42.4	$1,713.6	88.2	$3,741.4
Treasury stock purchases related to employee benefit plans	22.4	961.1	11.3	461.4	18.0	776.3

Total stock repurchases	35.5	$1,286.9	53.7	$2,175.0	106.2	$4,517.7

At December 31, 2006, the Company had $867 million remaining under board authorized stock repurchase programs. The difference between the cost of shares repurchased noted in the table above and the amount reflected in the Consolidated Statements of Cash Flows is due to timing of trade settlements.

The Company has available an outstanding shelf registration facility providing for the issuance of approximately 10 million shares of the Company’s common stock in connection with certain types of acquisitions.

Common Stock Warrants

Upon the formation of FDGS in 2000, the Company issued a warrant to iFormation Group to purchase 3.5 million shares of FDC common stock at a price of $40.025 per share before giving effect to the adjustment for the Company’s spin-off of The Western Union Company. On September 29, 2006, the holder of the warrant originally issued on November 16, 2000 exercised its right to a cashless exercise of the warrant. The Company issued 359,824 shares of its common stock to the warrant holder in connection with the cashless exercise.

In connection with a service agreement executed in 2003, the Company issued a warrant to purchase 353,396 shares of FDC common stock at a price of $28.30 per share. The warrant is exercisable between June 2006 and June 2009.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15:    Stock Compensation Plans

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

Year ended December 31,	2006
Income before income taxes, minority interest, equity earnings in affiliates and discontinued operations	$(66.5)
Income tax benefit from share-based compensation expense	24.9

Income from continuing operations	$(41.6)

Earnings per share from continuing operations:
Basic	$(0.05)
Diluted	$(0.05)

The above table includes expense of $8.4 million, net of tax, resulting from restricted stock awards and restricted stock units. Expense related to restricted stock awards and restricted stock units was also recorded under the provisions of APB Opinion No. 25 in prior periods before the adoption of SFAS 123R. There was no stock-based compensation capitalized during the year ended December 31, 2006. Stock-based compensation expense is recognized in the “Selling, general and administrative” and “Cost of services” line items of the Consolidated Statements of Income.

As permitted by SFAS 123 “Accounting for Stock-Based Compensation (“SFAS 123”), during 2005 and 2004 the Company followed APB Opinion No. 25 under which share-based payments to employees are accounted for using the intrinsic value method and, as such, generally recognized no compensation cost for employee stock options or the ESPP. The Company’s pro forma information for 2005 and 2004 under SFAS 123, which reflects compensation expense equal to the fair value of the options, restricted stock awards and ESPP rights recognized over their vesting period, is as follows (in millions, except per share amounts):

Year ended December 31,	2005	2004
Reported income from continuing operations	$807.5	$1,151.3
Restricted stock expense and effect of accelerated vesting included in reported net income, net of tax	11.3	1.6
SFAS 123 expense, net of tax	(217.8)	(100.9)

Pro forma income from continuing operations	$601.0	$1,052.0

Reported earnings per share from continuing operations—basic	$1.04	$1.39
Reported earnings per share from continuing operations—diluted	1.03	1.37
Pro forma earnings per share from continuing operations—basic	$0.78	$1.27
Pro forma earnings per share from continuing operations—diluted	0.76	1.25

Certain of the Company’s employee share-based compensation awards have terms that provide for vesting to continue after retirement. Prior to the adoption of SFAS 123R, the Company accounted for this type of arrangement by recognizing pro forma compensation cost over the stated vesting period for the SFAS 123 pro forma disclosures. Upon adoption of SFAS 123R, compensation cost is being recognized over a shorter period that ends with retirement eligibility. The impact of applying the SFAS 123R requirements for accelerated

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expense recognition would have decreased the December 31, 2005 pro forma SFAS 123 compensation expense by $12.9 million, net of tax, and increased the December 31, 2004 pro forma SFAS 123 compensation expense by $8.9 million, net of tax.

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

Stock Options and Employee Stock Purchase Plan Rights

FDC has two plans that provide for the granting of stock options to employees and other key individuals who perform services for the Company. A total of 237.8 million shares of common stock have been reserved for issuance under the plans and a total of 48.7 million shares remain available for future grant. The options have been issued at prices equivalent to or in excess of the common stock’s fair market value at the date of grant, generally have 10-year terms and become exercisable in three or four equal annual increments beginning 12 months after the dates of grant. The requisite service period for stock options is the same as the vesting period, with the exception of retirement eligible employees who have shorter requisite service periods which end when the employees become retirement eligible. Compensation expense related to stock options is recognized over the requisite service period.

In December 2005, the Company accelerated vesting of all outstanding unvested stock options granted by the Company to its officers and employees under the Company’s 2002 Long-Term Incentive Plan. The decision to accelerate the vesting of these stock options was made primarily to reduce share-based compensation expense that otherwise likely would be recorded in future periods following the Company’s adoption of SFAS 123R. The Company recognized compensation expense of $9.6 million from continuing operations during the fourth quarter of 2005 related to accelerated vesting. During the year ended December 31, 2006, the Company granted stock option awards under its plans for which the Company is recognizing compensation expense in accordance with the provisions of SFAS 123R.

FDGS Holdings, LP (“FDGS”) and its subsidiary, FDGS, L.P. (“FDGS, L.P.”), have long-term incentive plans that provide for the granting of partnership interests to employees and other key individuals. In December 2005, vesting of all shares issued under these plans was accelerated. The options outstanding at December 31, 2006 under the plans related to FDGS and FDGS, L.P. are 0.2 million and 0.5 million, respectively. There were no options granted during the twelve months ended December 31, 2006, 2005 and 2004. The weighted-average exercise prices under the plans related to FDGS and FDGS, L.P. are $4 and $3, respectively.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In October 1996, the Company instituted an ESPP for which a total of 24.0 million shares have been reserved for issuance, of which 5.0 million shares remain available for future purchase. Amounts accumulated through payroll deductions elected by eligible employees are used to make quarterly purchases of FDC common stock at a 15% discount from the lower of the market price at the beginning or end of the quarter. The fair value of these awards was recognized as compensation expense in the Consolidated Statement of Income for the year ended December 31, 2006 in accordance with the provisions of SFAS 123R.

The fair value for FDC stock options granted and ESPP rights for the years ended December 31, 2006, 2005 and 2004 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Stock Options
	2006	2005(a)	2004(a)
Risk-free interest rate	4.62%	4.16%	3.25%
Dividend yield	0.58%	0.58%	0.20%
Volatility	23.5%	32.6%	30.5%
Expected term (in years)	5 years	6 years	5 years
Fair value	$7	$8	$7

	ESPP
	2006	2005(a)	2004(a)
Risk-free interest rate	4.74%	3.11%	1.69%
Dividend yield	0.54%	0.58%	0.20%
Volatility	22.9%	19.1%	20.6%
Expected term (in years)	0.25	0.25	0.25
Fair value	$8	$8	$8

(a)	Assumptions used to calculate pro forma compensation expense under SFAS 123 discussed above.

Expected volatility—Prior to 2006, the Company used historical volatility to estimate the grant-date fair value of stock options and ESPP rights. The Company changed its method of estimating expected volatility for all stock options granted and ESPP rights after January 1, 2006 to implied volatility. The change in assumption, made in conjunction with the adoption of SFAS 123R, is expected to result in a more accurate estimate of the grant-date fair value of employee stock options. The Company calculates implied volatility on a daily basis using the Black-Scholes option pricing model. This calculation incorporates the market prices of a variety of traded options, the market price of the Company’s stock, the exercise price and remaining term of the traded options, the expected dividends, and the risk-free rate. The traded options used are similar in exercise price to awards granted to employees, are near-the-money, and typically have a remaining maturity of greater than one year. For each grant, the Company uses the average of the daily implied volatilities for the six months preceding the grant date. For grants made after the Western Union spin-off, the Company is using the average of the daily implied volatility for the period between the spin-off and the grant date, and will continue to do so until six months of post spin data exists. Using implied volatility versus historical volatility to value the stock options granted in 2006 resulted in a decrease in the total grant-date fair value of approximately $20 million.

Expected dividend yield—The dividend yield is the calculation of a rolling 12 month average stock price divided by the annualized dividend amount.

Expected term—The Company aggregates stock option awards into classes. For each class, the expected term is primarily based on the results of a study performed on the historical exercise and post-vesting employment termination behavior for similar grants. The expected terms are as follows: 4.5 year life for

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

employees (Non-Board of Directors, Non-Executives), 7 year life for the Board of Directors and 7.5 year life for the Executive Committee. The expected term of ESPP rights is 0.25 years as purchase rights are achieved over the course of the quarter in which the employee participates in the employee stock purchase plan. Once the shares have been purchased, the employee can sell their respective shares.

Risk-free interest rate—The risk-free rate for stock options granted during the period is determined by using a zero-coupon U.S. Treasury rate for the period that coincides with the expected terms listed above. The risk-free rate for ESPP rights is determined by using a 3-month maturity U.S. Treasury bond.

A summary of FDC stock option activity for the year ended December 31, 2006 is as follows (options and aggregate intrinsic value in millions):

	2006
	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1	70.8	$36
Granted	11.8	$44
Exercised	(19.3)	$31
Cancelled / Forfeited (a)	(12.1)	$37

Outstanding at September 30 (b)	51.2	$21	6 years	$158.9
Granted	0.2	$24
Exercised	(3.8)	$19
Cancelled / Forfeited	(0.5)	$24

Outstanding at December 31	47.1	$21	6 years	$252.7

Options exercisable at December 31	38.1	$20	5 years	$236.5

(a)	Includes awards held by Western Union employees that were cancelled as a result of the spin-off.
(b)	The weighted-average exercise price at September 30, 2006 has been adjusted to reflect the impact of the spin-off based on the adjustment ratio discussed above.

The total intrinsic value of stock options exercised during the twelve months ended December 31, 2006, 2005 and 2004 was $310.4 million, $168.1 million and $311.0 million, respectively. As of December 31, 2006, there was approximately $57 million of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of 3.2 years.

The Company received $729.8 million, $319.5 million and $491.0 million in cash proceeds related to the exercise of stock options and ESPP purchases during the twelve months ended December 31, 2006, 2005 and 2004, respectively. In addition, the Company realized total tax benefits from stock option exercises of $122.9 million, $51.4 million and $77.6 million for the twelve months ended December 31, 2006, 2005 and 2004, respectively, which were recorded as increases to the “Additional paid-in capital” line item of the Consolidated Balance Sheets.

The adoption of SFAS 123R resulted in reflecting the excess tax benefit from the exercise of stock-based compensation awards in cash flows from financing activities. For the twelve months ended December 31, 2006, the excess tax benefit from stock-based compensation awards of $124.2 million was reflected as a use of cash in cash flows provided by operating activities and a source of cash in cash flows used in financing activities in the Consolidated Statements of Cash Flows.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Upon adoption of SFAS 123R, the Company calculated its pool of excess tax benefits available to absorb write-offs of deferred tax assets in subsequent periods. During the fourth quarter 2006, the Company elected to follow the alternative transition method for calculating the pool of excess tax benefits that is provided by Financial Accounting Standards Board Staff Position SFAS 123(R)-3. The Company made this election to maximize its potential pool of excess tax benefits, and is required to retrospectively apply the alternative transition method. This would result in a reduction of net cash provided by operating activities and an offsetting increase to net cash used in financing activities of $91.1 million, $102.3 million and $106.4 million on the Consolidated Statement of Cash Flows ended March 31, 2006, June 30, 2006, and September 30, 2006, respectively. The election has no impact on previously reported Consolidated Statements of Income or Consolidated Balance Sheets. At December 31, 2006, the balance of this pool was approximately $193 million.

Upon the exercise of stock options, shares of common stock are issued from treasury stock. The Company maintains a systematic buyback program with its purchasing agent. The Company has set up a graduated scale of shares to purchase based on the number of shares currently held in treasury stock.

Restricted Stock Awards and Restricted Stock Units

During 2006, the Company implemented a new incentive compensation plan for certain employees which provides for the issuance of 1.1 million restricted stock awards or restricted stock units upon the achievement of certain performance criterion that were met in the third quarter 2006. The awards will vest at 33% per year on the anniversary date of the grant. The fair value of the awards granted in February 2006 was measured based on the market value of the shares on the date of grant and is being amortized over three years. Through the twelve months ended December 31, 2006, 270,723 of these restricted stock awards had been forfeited or cancelled, including awards held by Western Union employees.

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

Through December 31, 2006, 213,750 and 200,000 of the 2005 and 2004 restricted stock awards, respectively, had been forfeited or cancelled, including awards held by Western Union employees.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of FDC restricted stock award and restricted stock unit activity as of December 31, 2006 is as follows (awards/units in millions):

	2006
	Awards/Units	Weighted- Average Grant-Date Fair Value
Non-vested at January 1	0.7	$41
Granted	1.1	$46
Vested	(0.1)	$40
Forfeited	(0.1)	$42

Non-vested at September 30 (a)	1.6	$24
Granted	—	$—
Vested	0.0	$24
Forfeited	(0.5)	$24

Non-vested at December 31	1.1	$24

(a)	The weighted-average grant-date fair value at September 30, 2006 has been adjusted to reflect the impact of the spin-off based on the adjustment ratio discussed above.

The total fair value of shares vested (measured as of the date of vesting) during the twelve months ended December 31, 2006 and 2005 was $3.9 million and $8.5 million, respectively, and no shares vested during 2004. As of December 31, 2006, there was approximately $26 million of total unrecognized compensation cost related to non-vested restricted stock awards and restricted stock units which is expected to be recognized over a weighted-average period of two years.

Note 16:    Employee Benefit Plans

Defined Contribution Plans

FDC maintains a defined contribution savings plan covering virtually all of the Company’s U.S. employees. The plan provides tax-deferred amounts for each participant, consisting of employee elective contributions, Company matching and discretionary Company contributions. In addition, the Company provides non-qualified deferred compensation plans for certain highly compensated employees. The plans provide tax-deferred contributions, matching and the restoration of Company contributions under the defined contribution plans otherwise limited by the IRS or plan limits.

On August 1, 2004, the Company introduced a Defined Contribution Pension Plan for employees in the United Kingdom. As of that date, all new employees may elect to participate in the Defined Contribution Plan but will not be able to participate in the Defined Benefit Plan. Existing employees as of August 1, 2004 were allowed to make a one-time election to participate in either the Defined Contribution Plan or the Defined Benefit Plan.

The aggregate amounts charged to expense in connection with these plans were approximately $50.4 million in 2006, $53.6 million in 2005, and $48.6 million in 2004.

Defined Benefit Plans

The Company has a defined benefit pension plan which is frozen and covers certain full-time employees in the U.S. Prior to the spin-off, the Company-sponsored U.S. plan participated in a master trust along with other

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

defined benefit pension plans the majority of which related to Western Union. Upon spin-off, Western Union continued to sponsor its pension plans, and the master trust investments associated with these plans were transferred to a separate Western Union trust. The Company also has separate plans covering certain employees located in the United Kingdom, Greece and Germany. As of August 1, 2004, the United Kingdom Defined Benefit Plan was no longer offered to new employees, however, the Company is required to continue offering benefits to employees that were participating in the plan as of August 1, 2004. The cost of retirement benefits for eligible employees, measured by length of service, compensation and other factors, is being funded in accordance with laws and regulations of the respective countries.

In December 2006, the Company adopted the recognition provision of SFAS 158. This statement requires a company to recognize the funded status of a benefit plan as an asset or a liability in its statement of financial position (“the recognition provision”). In addition, a company is required to measure plan assets and benefit obligations as of the date of its fiscal year-end statement of financial position (“the measurement date provision”). The measurement date provision is effective for fiscal years ending after December 15, 2008 and has not yet been adopted by the Company. The Company presently uses a September 30 measurement date for its plans.

The following table illustrates the incremental effect, net of tax, of applying SFAS 158 on individual line items in the Consolidated Balance Sheet as of December 31, 2006 (in millions):

	Before Application of SFAS 158	Adjustments	After Application of SFAS 158
Accounts payable and other liabilities	$2,590.5	$46.3	$2,636.8
Total liabilities	$24,273.2	$46.3	$24,319.5
Accumulated other comprehensive income (loss)	$29.4	$(46.3)	$(16.9)
Total stockholders’ equity	$10,187.5	$(46.3)	$10,141.2

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a reconciliation of the changes in the plans’ projected benefit obligation and fair value of assets over the periods ended September 30, 2006 and 2005, respectively, and a statement of the funded status as of September 30 for both years (in millions):

September 30,	2006	2005
Change in benefit obligation
Benefit obligation at October 1,	$610.1	$605.6
Service costs	11.5	10.4
Interest costs	32.4	32.3
Actuarial loss	10.8	23.8
Acquired benefit obligations	—	1.8
Termination benefits (a)	3.6	1.2
Benefits paid	(24.0)	(17.4)
Plan participant contributions	2.8	3.0
Foreign currency translation	61.0	(50.6)

Benefit obligation at September 30,	708.2	610.1
Change in plan assets
Fair value of plan assets at October 1,	451.1	406.0
Actual return on plan assets	42.9	66.0
Company contributions	27.4	28.0
Plan participant contributions	2.8	3.0
Benefits paid	(23.5)	(17.3)
Foreign currency translation	45.4	(34.6)

Fair value of plan assets at September 30,	546.1	451.1

Funded status of the plans	$(162.1)	$(159.0)

(a)	The First Data Europe restructuring activities resulted in an increase in the projected benefit obligation.

The net pension liability of $162.1 million at December 31, 2006 is made up of $0.2 million and $161.9 million of current and noncurrent liabilities, respectively.

According to SFAS No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”), the pension obligation and changes in the value of plan assets to meet those obligations are not recognized as actuarial gains and losses of the plan as they occur but are recognized systematically over subsequent periods. These differences are treated as an unrecognized net gain/loss and not an immediate recognized amount in the Company’s Consolidated Statements of Income.

The accumulated benefit obligation for all defined benefit pension plans was $613.5 million and $543.7 million at September 30, 2006 and 2005, respectively.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity in other comprehensive income for the years ended December 31, 2006, 2005 and 2004, net of tax, excluding discontinued operations (in millions):

	2006	2005	2004
Total unrecognized gain/(loss) included in other comprehensive income at January 1	$(67.5)	$(84.5)	$(66.1)
Adjustment for adoption of SFAS 158	(46.3)	—	—
Unrecognized gain/(loss) arising during the period	(0.8)	8.1	(30.0)
Reclassification into earnings from other comprehensive income	5.7	7.1	5.7
Foreign currency translation	(0.9)	1.8	5.9

Total unrecognized gain/(loss) included in other comprehensive income at December 31	$(109.8)	$(67.5)	$(84.5)

Amounts recorded in other comprehensive income represent unrecognized net gains and losses. The Company does not have prior year service costs or credits or net transition assets or obligations. The Company expects to recognize a loss of approximately $5.1 million, net of tax, of the total unrecognized net gain/(loss) at December 31, 2006 shown above as a component of net periodic benefit cost during 2007.

The projected benefit liability is included in “Accounts payable and other liabilities” on the Consolidated Balance Sheets.

As of September 30, 2006 and 2005, the projected benefit obligation was in excess of the fair value of plan assets for all pension plans.

The following table provides the components of net periodic benefit cost for the plans (in millions):

Year ended December 31,	2006	2005	2004
Service costs	$11.5	$10.4	$10.9
Interest costs	32.4	32.3	28.9
Expected return on plan assets	(33.4)	(29.8)	(26.6)
Amortization	9.1	10.9	8.7

Net periodic benefit expense	$19.6	$23.8	$21.9

Assumptions

The weighted-average rate assumptions used in the measurement of the Company’s benefit obligation are as follows:

	2006	2005
Discount rate	5.18%	5.14%
Rate of compensation increase*	3.89%	3.70%

The weighted-average rate assumptions used in the measurement of the Company’s net cost are as follows:

	2006	2005	2004
Discount rate	5.09%	5.60%	5.80%
Expected long-term return on plan assets	6.96%	7.57%	7.64%
Rate of compensation increase*	3.62%	3.77%	3.96%

*	Applies only to plans in the UK, Germany and Greece.

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

Plan Assets

The Company’s pension plan asset allocation at September 30, 2006 and 2005, and target allocation based on the investment policy are as follows:

	Percentage of Plan Assets at Measurement Date
Asset Category	2006	2005
Equity securities	62%	68%
Debt securities	37%	30%
Other	1%	2%

Total	100%	100%

Asset Category	Target allocation	Target allocation
	U.S. plans	Foreign plans
Equity securities	30-50%	70%
Debt securities	50-60%	30%
Other	0-10%	0%

The following table details plan assets invested in related party securities:

	2006			2005
Plan Asset Holdings	Shares (in thousands)	Fair Market Value (in millions)	% of Total Plan Assets	Shares (in thousands)	Fair Market Value (in millions)	% of Total Plan Assets
FDC common stock (a)	4.7	$0.2	0.04%	5.5	$0.2	0.05%
Bank of New York common stock	7.4	$0.3	0.05%	7.2	$0.2	0.05%
Hewitt Associates, Inc. common stock	—	$—	—	1.7	$0.1	0.01%

(a)	The fair market value reflects the pre-spin off value of FDC common stock.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The maturities of debt securities at September 30, 2006 range from current to 60 years with a weighted-average maturity of 14 years.

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

Contributions

The Company expects to contribute approximately $1.4 million to the U.S. pension plan in 2007. Contributions to plan assets of the United Kingdom plan in 2007 are expected to be approximately $29.0 million.

The estimated future benefit payments, which reflect expected future service, are expected to be $18.7 million in 2007, $19.8 million in 2008, $21.1 million in 2009, $22.4 million in 2010, $23.8 million in 2011 and $159.0 million in 2012 through 2016.

The Company does not offer post-retirement health care or other insurance benefits for retired employees.

Note 17:    Segment Information

Operating segments are defined by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”) as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. FDC’s CODM is its Chief Executive Officer. FDC classifies its businesses into four segments: First Data Commercial Services, First Data Financial Institution Services, First Data International and Integrated Payment Systems.

The business segment measurements provided to, and evaluated by, the Company’s CODM are computed in accordance with the following principles:

•	The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

•	Segment revenue includes interest income, equity earnings in affiliates and inter-segment revenue.

•	The portion of corporate overhead allocated to the segments is based primarily on a relative percentage of total segment revenues.

•

Segment operating profit includes interest income, minority interest (excluding minority interest related to interest expense and income taxes) and equity earnings in affiliates, net of related amortization expense.

•

Segment operating profit excludes restructuring charges, asset impairment charges, significant litigation and regulatory settlement charges, other charges, interest expense, investment gains and losses, business divestiture gains and losses, debt repayment costs and income taxes since they are not allocated to the segments for internal evaluation purposes. While these items are identifiable to the business segments,

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

they are not included in the measurement of segment operating profit provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation.

•	Revenues and operating profit of the IPS segment are stated on a pretax equivalent basis (i.e., as if investment earnings on nontaxable investments were fully taxable at FDC’s marginal tax rate).

2006 Segment Reorganization and Financial Statement Restatement

On January 1, 2006, the Company began assessing performance and allocating resources based on a new segment structure. Segment results for 2005 and 2004 have been adjusted to reflect the new structure. In addition, revenues for 2005 have been adjusted to reflect the reclassification of debit network fees from “Transaction and processing service fees” to “Reimbursable debit network fees, postage and other.” As discussed in Notes 1 and 8, results for the IPS segment have been restated due to the loss of hedge accounting treatment resulting from inadequate initial documentation for certain derivative instruments.

Discontinued Operations

As discussed in Notes 1 and 19, amounts for prior years have been adjusted to reflect NYCE, PPS, IDLogix, Taxware and Western Union as discontinued operations.

GCA Disposition

In March 2004, the Company sold its 67% interest in GCA which comprised the Commercial Services segment’s gaming services. GCA’s historic operating results have been removed from the Commercial Services segment results. The GCA operating results from January 2004 to March 2004 are included in the Consolidated Statements of Income and are presented as a divested business for purposes of segment reporting.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present the Company’s operating segment results for the years ended December 31, 2006, 2005 and 2004 (in millions):

Twelve months ended December 31, 2006 (in millions)	First Data Commercial Services	First Data Financial Institution Services	First Data International	Integrated Payment Systems	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$2,570.9	$1,187.8	$985.4	$66.4	$348.7	$5,159.2
Investment income, net	52.4	—	10.1	54.7	—	117.2
Product sales and other	395.0	34.1	206.2	0.7	69.0	705.0
Reimbursable debit network fees, postage and other	831.2	614.1	27.6	0.2	4.1	1,477.2
Equity earnings in affiliates (a)	283.3	—	29.3	—	1.0	313.6
Interest income	0.5	0.1	13.0	0.3	41.6	55.5

Total segment reporting revenues	$4,133.3	$1,836.1	$1,271.6	$122.3	$464.4	$7,827.7

Internal revenue and pretax equivalency	$25.1	$48.3	$3.3	$257.8	$47.7	$382.2
External revenue	4,108.2	1,787.8	1,268.3	(135.5)	416.7	7,445.5
Depreciation and amortization	308.4	155.5	178.7	13.7	44.5	700.8
Operating profit (loss)	1,092.3	370.8	153.6	8.8	(95.3)	1,530.2
Restructuring, impairments, litigation and regulatory settlements, other, investment gains and (losses) and debt repayment costs	(7.6)	(3.8)	(6.9)	33.6	(5.7)	9.6
Expenditures for long-lived assets	82.1	78.9	105.4	5.2	28.5	300.1
Equity earnings in affiliates	274.0	—	9.7	—	(0.6)	283.1
Investment in unconsolidated affiliates	667.7	—	70.7	—	18.1	756.5

Twelve months ended December 31, 2005 (in millions)	First Data Commercial Services	First Data Financial Institution Services	First Data International	Integrated Payment Systems	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$2,457.5	$1,200.8	$714.0	$58.4	$336.2	$4,766.9
Investment income, net	32.9	—	10.4	162.6	—	205.9
Product sales and other	343.6	78.3	145.2	0.2	58.0	625.3
Reimbursable debit network fees, postage and other	689.8	586.2	15.8	0.8	0.8	1,293.4
Equity earnings in affiliates (a)	237.0	—	27.5	—	—	264.5
Interest income	0.7	—	5.3	—	6.4	12.4

Total segment reporting revenues	$3,761.5	$1,865.3	$918.2	$222.0	$401.4	$7,168.4

Internal revenue and pretax equivalency	$23.1	$46.6	$9.4	$251.6	$34.7	$365.4
External revenue	3,738.4	1,818.7	908.8	(29.6)	366.7	6,803.0
Depreciation and amortization	317.9	160.9	147.9	16.3	46.0	689.0
Operating profit (loss)	894.5	377.9	113.3	115.8	(79.4)	1,422.1
Restructuring, impairments, other and investment gains and (losses)	(25.6)	(39.9)	(29.0)	57.0	(20.4)	(57.9)
Expenditures for long-lived assets	104.4	81.1	50.0	17.0	74.9	327.4
Equity earnings in affiliates	224.7	—	9.2	—	(1.0)	232.9
Investment in unconsolidated affiliates	594.9	—	68.0	—	3.0	665.9

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Twelve months ended December 31, 2004 (in millions)	First Data Commercial Services	First Data Financial Institution Services	First Data International	Integrated Payment Systems	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$2,464.3	$1,267.0	$588.4	$63.5	$335.6	$4,718.8
Investment income, net	11.2	—	6.3	419.4	0.1	437.0
Product sales and other	413.1	34.5	129.4	0.2	70.9	648.1
Reimbursable debit network fees, postage and other	523.2	556.8	13.5	0.8	0.4	1,094.7
Equity earnings in affiliates (a)	169.8	—	25.1	—	—	194.9
Interest income	0.5	—	6.8	0.1	15.7	23.1

Total segment reporting revenues	$3,582.1	$1,858.3	$769.5	$484.0	$422.7	$7,116.6

Internal revenue and pretax equivalency	$21.3	$44.4	$10.5	$221.1	$26.0	$323.3
External revenue	3,560.8	1,813.9	759.0	262.9	396.7	6,793.3
Depreciation and amortization	298.5	170.8	125.3	18.9	39.8	653.3
Operating profit (loss)	945.3	413.4	77.7	369.2	(37.1)	1,768.5
Restructuring, impairments, litigation and regulatory settlements, other and investment gains and (losses)	(65.3)	3.9	(30.0)	(121.0)	(23.0)	(235.4)
Expenditures for long-lived assets	166.7	104.3	51.5	17.6	40.5	380.6
Equity earnings in affiliates	159.7	—	4.8	—	(1.3)	163.2
Investment in unconsolidated affiliates	552.4	—	91.5	—	3.9	647.8

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows (in millions):

	2006	2005	2004
Revenues:
Total reported segments	$7,363.3	$6,767.0	$6,693.9
All other and corporate	464.4	401.4	422.7

Subtotal	$7,827.7	$7,168.4	$7,116.6

Divested businesses	—	—	58.1
Equity earnings in affiliates (a)	(313.6)	(264.5)	(194.9)
Interest income	(55.5)	(12.4)	(23.1)
Eliminations (b)	(382.2)	(365.4)	(323.3)

Consolidated	$7,076.4	$6,526.1	$6,633.4

Income before income taxes, minority interest, equity earnings in affiliates and discontinued operations:
Total reported segments	$1,625.5	$1,501.5	$1,805.6
All other and corporate	(95.3)	(79.4)	(37.1)

Subtotal	1,530.2	1,422.1	1,768.5

Divested businesses	—	—	11.2
Interest expense	(248.0)	(190.9)	(116.4)
Minority interest from segment operations (c)	139.8	128.1	136.0
Equity earnings in affiliates	(283.1)	(232.9)	(163.2)
Restructuring, net	(24.0)	(76.2)	(62.4)
Impairments	(16.1)	(40.8)	(0.5)
Litigation and regulatory settlements	34.8	—	(32.4)
Other	0.3	(25.6)	(25.0)
Investment gains and (losses)	45.4	84.7	(115.1)
Divestitures, net	8.0	61.1	265.2
Debt repayment costs	(30.8)	—	—
Eliminations (b)	(245.9)	(239.8)	(207.5)

Consolidated	$910.6	$889.8	$1,458.4

(a)	Excludes equity losses that were recorded in expense and the amortization related to the excess of the investment balance over the Company’s proportionate share of the investee’s net book value for 2006, 2005 and 2004.
(b)	Represents elimination of an adjustment to record IPS segment investment income and its related operating profit on a pretax equivalent basis and elimination of intersegment revenue.
(c)	Excludes minority interest attributable to items excluded from segment operations as well as minority interest related to interest expense and income taxes.

(in millions)	2006	2005
Assets:
First Data Commercial Services	$13,235.7	$10,580.1
First Data Financial Institution Services	2,385.9	2,345.0
First Data International	3,548.2	2,481.9
Integrated Payment Systems	14,422.9	14,246.3
All Other and Corporate	868.0	782.6
Assets held for sale and spin-off	—	3,812.6

Consolidated	$34,460.7	$34,248.5

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2006	2005	2004
Depreciation and amortization:
Total reported segments	$656.3	$643.0	$613.5
All other and corporate	44.5	46.0	39.8
Divested business	—	—	2.7

Consolidated	$700.8	$689.0	$656.0

Expenditures for long-lived assets:
Total reported segments	$271.6	$252.5	$340.1
All other and corporate	28.5	74.9	40.5
Divested business	—	—	0.1

Consolidated	$300.1	$327.4	$380.7

Information concerning principal geographic areas was as follows (in millions):

	United States	International	Total
Revenues
2006	$5,883.8	$1,192.6	$7,076.4
2005	5,682.7	843.4	6,526.1
2004	5,940.1	693.3	6,633.4
Long-Lived Assets
2006	$8,645.9	$2,059.1	$10,705.0
2005	9,063.0	1,400.9	10,463.9
2004	9,371.5	1,158.2	10,529.7

“International” represents businesses of significance, which have local currency as their functional currency regardless of the segments to which the associated revenues and long-lived assets applied.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18:    Quarterly Financial Results (Unaudited)

As discussed in Notes 1 and 19, NYCE, PPS, IDLogix, Taxware and Western Union are presented as discontinued operations. The 2006 and 2005 quarterly amounts have been adjusted to reflect this presentation.

Summarized quarterly results for the two years ended December 31, 2006 and 2005, respectively, are as follows (in millions, except per share amounts):

2006 by Quarter:	First	Second	Third	Fourth
Revenues	$1,635.7	$1,731.1	$1,787.2	$1,922.4
Expenses	1,422.6	1,457.5	1,492.1	1,623.7
Other income (expense), net	54.2	33.9	(201.3)	(56.7)

Income before income taxes, minority interest, equity earnings in affiliates and discontinued operations	267.3	307.5	93.8	242.0
Income tax expense	77.2	82.9	4.7	38.9
Minority interest	(28.9)	(40.3)	(34.8)	(38.3)
Equity earnings in affiliates	58.5	72.4	77.0	75.2

Income from continuing operations	219.7	256.7	131.3	240.0
Discontinued operations, net of tax of $101.3, $107.1, $125.9 and $25.8, respectively	210.4	205.9	210.9	38.5

Net income	$430.1	$462.6	$342.2	$278.5

Earnings per share from continuing operations
Basic	$0.29	$0.34	$0.17	$0.32
Diluted	0.28	0.33	0.17	0.31
Earnings per share
Basic	$0.56	$0.61	$0.45	$0.37
Diluted	0.55	0.60	0.44	0.36

2005 by Quarter:	First	Second	Third	Fourth
Revenues	$1,568.5	$1,629.7	$1,643.5	$1,684.4
Expenses	1,324.8	1,375.5	1,398.2	1,505.1
Other income (expense), net	98.6	(244.1)	88.9	23.9

Income before income taxes, minority interest, equity earnings in affiliates and discontinued operations	342.3	10.1	334.2	203.2
Income tax expense	106.8	(31.1)	88.0	24.6
Minority interest	(27.3)	(33.4)	(34.9)	(31.3)
Equity earnings in affiliates	46.7	54.1	65.0	67.1

Income from continuing operations	254.9	61.9	276.3	214.4
Discontinued operations, net of tax of $87.0, $103.8, $110.9 and $100.4, respectively	224.5	239.9	240.3	205.2

Net income	$479.4	$301.8	$516.6	$419.6

Earnings per share from continuing operations
Basic	$0.32	$0.08	$0.36	$0.28
Diluted	0.32	0.08	0.35	0.28
Earnings per share
Basic	$0.60	$0.39	$0.67	$0.55
Diluted	0.60	0.39	0.66	0.54

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 19:    Discontinued Operations

On February 26, 2004, FDC completed the merger with Concord. As a result of the merger, the Company divested its 64% ownership of NYCE, an electronic funds transfer network, on July 30, 2004 for the purchase price of $610.0 million, of which $389.6 million was the Company’s share. These proceeds net of related expenses, including taxes that became due upon the sale of NYCE, approximated the Company’s carrying value of its investment in NYCE. In May 2004, prior to the announcement of the potential sale, NYCE declared and paid a $40.0 million dividend to its shareholders of which the Company received $25.5 million in cash. The sale agreement of NYCE contemplated potential adjustments to the sales price that became estimable in the fourth quarter 2005. The estimated adjustment to the sales price of $28.2 million was recorded in the fourth quarter 2005 and was presented net of the related disposition reserve and taxes in discontinued operations on the Consolidated Statements of Income. During the first quarter of 2006, the adjustment to the sales price was finalized resulting in an additional charge of $1.6 million, which was also presented in discontinued operations, and was $1.0 million net of taxes.

In July 2006, the Company sold the majority of its ownership interest in its subsidiaries PPS and IDLogix to five national financial institutions to form Early Warning Services for the purchase price of $84.7 million, net of related expenses, and an 18% interest in Early Warning Services. The purchase price is also net of $11.2 million in cash paid to buyout the PPS minority holder prior to the sale. FDC’s interest in Early Warning Services is reflected in the “Investment in affiliates” line item of the Consolidated Balance Sheets. The Company recognized a gain on the sale of $0.7 million, net of tax, which is included in the results of discontinued operations. PPS and IDLogix were previously reported as part of All Other and Corporate.

As discussed in Note 1, on September 29, 2006, the Company separated its Western Union money transfer business into an independent, publicly traded company through a spin-off of 100% of Western Union to FDC shareholders in a transaction intended to qualify for tax-free treatment. The spin-off included all entities previously reported as the Western Union segment as well as two small entities previously reported in All Other and Corporate. In connection with the spin-off, Western Union transferred $1 billion of notes and $2.5 billion in cash to FDC. As a result of the spin-off, FDC recorded a net increase to retained earnings of $554.5 million which represented the distribution of the net liabilities and certain equity balances related to Western Union to shareholders. Such distribution occurred shortly after and is net of the transfer by Western Union of $1 billion of Western Union notes and $2.5 billion in cash to FDC as well as the net settlement of various intercompany balances and realignment of certain operating assets. To facilitate Western Union’s separation from FDC, FDC is providing certain services to Western Union during a transition period. Additionally, the Company and Western Union entered into various commercial service agreements which are long-term arrangements to provide ongoing services. Revenues from Western Union and Primary Payment Systems for commercial relationships previously eliminated in consolidation were $18.5 million, $24.5 million and $20.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.

In November 2006, the Company sold its subsidiary Taxware to ADP(R) Employer Services, a division of Automatic Data Processing, Inc. for approximately $125 million in cash. The Company recognized a gain on the sale of $42.6 million, net of tax and minority interest, which is also included in the results of discontinued operations. Taxware was previously reported as part of All Other and Corporate.

The Company’s financial statements reflect NYCE, PPS, IDLogix, Western Union and Taxware as discontinued operations with the assets and liabilities classified under the caption “Assets held for sale and spin-off” and “Liabilities related to sale and spin-off” on the Consolidated Balance Sheets. The results of operations of these entities are treated as income from discontinued operations, net of tax, and separately stated on the Consolidated Statements of Income, below income from continuing operations.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Discontinued operations for the year ended December 31, 2006 also includes non-recurring separation costs of $48.4 million which consist principally of investment banker fees, external legal and accounting fees to affect the spin-off, costs to separate information systems and consulting costs incurred to assist in managing the spin-off.

Included in the results from discontinued operations is interest expense allocated based upon a percentage of net assets in accordance with EITF No. 87-24 “Allocation of Interest to Discontinued Operations” of $32.7 million, $35.6 million and $18.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. In addition, certain corporate expenses were allocated to discontinued operations in accordance with EITF 87-24 and were limited to specifically identified costs and other costs, such as corporate shared services, which support segment operations. These costs represent those that have historically been allocated to and recorded by the Company’s operating segments as an expense with the exception of the addition of certain share-based compensation expenses and pension benefit not previously allocated.

The following table presents the summarized results of discontinued operations for the years ended December 31, 2006, 2005 and 2004 (in millions):

	2006	2005	2004
Revenue	$3,351.1	$4,072.0	$3,707.7
Expenses	2,385.5	2,779.7	2,535.8

Operating profit	965.6	1,292.3	1,171.9
Other income (expense)	75.0	17.4	(50.9)

Income before income taxes	1,040.6	1,309.7	1,121.0
Income taxes (a)	360.0	402.1	357.2
Minority interest, net of tax	(24.3)	(1.7)	(7.5)
Equity earnings in affiliates	9.4	4.0	0.7

Income from discontinued operations	$665.7	$909.9	$757.0

(a)	The amount of the gain on the sale of NYCE in excess of the income taxes of $9.9 million was deferred (reserved) to 2005. During 2005, the reserve of $9.8 million was reversed against the sales price adjustment.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the balance sheet related to the assets and liabilities held for sale and spin-off as of December 31, 2005 (in millions):

2005
Assets:
Cash and cash equivalents	$504.4
Settlement assets	920.1
Accounts receivable, net of allowance for doubtful accounts	111.7
Property and equipment, net of accumulated depreciation	124.1
Goodwill	1,691.3
Other intangibles, less accumulated amortization	219.4
Investment in affiliates	150.2
Other assets	91.4

Total assets held for sale and spin-off	$3,812.6

Liabilities:
Settlement obligations	$918.0
Accounts payable and other liabilities	810.8
Borrowings	1.8

Total liabilities related to sale and spin-off	$1,730.6

Accumulated other comprehensive loss, net of tax, associated with discontinued operations at December 31, 2005 was $62.1 million, including $74.1 million of minimum pension liability net of $10.4 million in foreign currency translation gains and $1.6 million of net unrealized securities gains.

FIRST DATA CORPORATION

SCHEDULE II—Valuation and Qualifying Accounts

(dollars in millions)

Description	Balance at Beginning of Period	Additions			Deductions		Balance at End of Period
		Charged to Costs and Expenses	Charged to Other Accounts
Year-ended December 31, 2006 deducted from receivables	$34.9	$57.0	$0.9	(a)	$63.8	(b)	$29.0
Year-ended December 31, 2005 deducted from receivables	$34.3	$30.8	$1.5	(a)	$31.7	(b)	$34.9
Year-ended December 31, 2004 deducted from receivables	$27.6	$31.4	$4.7	(a)	$29.4	(b)	$34.3

(a)	Primarily due to acquisitions.
(b)	Amounts related to business divestitures and write-offs against assets.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

The Company has evaluated, under the supervision of the Company’s Chief Executive Officer and the Chief Financial Officer, the effectiveness of disclosure controls and procedures as of December 31, 2006. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006, to ensure that information the Company is required to disclose in reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2006.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of First Data Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls over Financial Reporting, that First Data Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). First Data Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that First Data Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, First Data Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Data Corporation as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated February 21, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

February 21, 2007

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The following table sets forth certain information regarding the executive officers and directors of the Company:

Name	Age	Position
Henry C. Duques	63	Chief Executive Officer and Chairman of the Board
David P. Bailis	51	Senior Executive Vice President
Peter W. Boucher	52	Executive Vice President
David E. Dibble	47	Executive Vice President and Chief Technology Officer
Edward A. Labry III	44	Senior Executive Vice President
David R. Money	51	Executive Vice President, General Counsel (acting) and Assistant Secretary
Kimberly S. Patmore	50	Executive Vice President and Chief Financial Officer
Pamela H. Patsley	49	Senior Executive Vice President
David J. Treinen	50	Executive Vice President
Michael T. Whealy	54	Executive Vice President, Secretary, General Counsel and Chief Administrative Officer
Daniel P. Burnham	60	Director
David A. Coulter	59	Director
Alison Davis	45	Director
Peter B. Ellwood	63	Director
Courtney F. Jones	66	Director
Richard P. Kiphart	65	Director
James D. Robinson III	71	Director
Charles T. Russell	77	Director
Joan E. Spero	62	Director
Arthur F. Weinbach	63	Director

The Board of Directors of the Company is divided into three classes serving staggered three-year terms. The terms of Mr. Coulter, Mr. Duques, Mr. Kiphart and Ms. Spero will expire in 2007, the terms of Ms. Davis, Mr. Robinson, Mr. Ellwood and Mr. Weinbach will expire in 2008 and the terms of Messrs. Burnham, Jones and Russell will expire in 2009. Officers of the Company serve at the discretion of the Board of Directors. Mr. Duques, Mr. Jones, and Mr. Robinson (Chairperson) serve on the Executive Committee of the Board of Directors. Mr. Jones (Chairperson), Ms. Davis and Mr. Weinbach serve on the Audit Committee of the Board of Directors. Mr. Burnham (Chairperson), Mr. Coulter and Mr. Russell serve on the Compensation and Benefits Committee of the Board of Directors (the “Compensation Committee”). Ms. Davis, Ms. Spero (Chairperson) and Mr. Ellwood serve on the Corporate Governance Committee of the Board of Directors.

Daniel P. Burnham has been a Director of the Company since September 2003. He joined Raytheon Company as President and Chief Operating Officer in July 1998 and was appointed Chief Executive Officer in December 1998 and Chairman in August 1999. Mr. Burnham chose to step down as Chief Executive Officer in July 2003 and served as Chairman until his retirement in January 2004. He is a director of a number of small start up firms. Mr. Burnham is a Trustee of the Logistics Management Institute and a Member of The Business Council. He is past Chairman of the President’s National Security Telecommunications Advisory Committee, the National Minority Supplier Development Council and Aerospace Industries Association.

David A. Coulter has been a Director of the Company since January 2006. He is a Managing Director and Senior Advisor at Warburg Pincus LLC, focusing on the firm’s financial services practice. From January 2001 to September 2005, he was Vice Chairman of JPMorgan Chase & Co. Prior to the merger with J.P. Morgan & Co.

Incorporated, he was Vice Chairman of The Chase Manhattan Corporation from August 2000 to December 2000. From January 2000 to July 2000, he was a partner in the Beacon Group, L.P., and from May 1996 to October 1998 served as Chairman and Chief Executive Officer of BankAmerica Corporation and Bank of America NT&SA. Mr. Coulter has served as a director of PG&E Corporation and Pacific Gas and Electric Company since 1996. He also is a director of Strayer Education, Inc. and The Irvine Co.

Alison Davis has been a Director of the Company since March 2002. She is a Managing Partner and General Partner of Belvedere Capital Partners, a private equity firm focused on investments in the financial services sector. Ms. Davis served as Chief Financial Officer and Head of Strategy, Managing Director of Barclays Global Investors from June 2000 to March 2003. From 1993 to 2000, she was a senior partner and practice leader with A.T. Kearney, Inc. and, from 1984 to 1993, she held several positions with McKinsey & Company. Ms. Davis is a Director of Les Concierges, Broadlane, Presidio Bank, Hometown Commercial Capital and Benefit Street.

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

Richard P. Kiphart has been a Director of the Company since March 2004. He has served as Head of Corporate Finance/Investment Banking of William Blair & Company since 1995. Mr. Kiphart joined William Blair in 1965, served in the U.S. Navy as Junior Officer in 1966, and then rejoined William Blair, becoming a General Partner of the firm in 1972. He was head of Equity Trading from 1972 to 1980 and joined Corporate Finance/Investment Banking in 1980. Mr. Kiphart is a Director of SAFLINK Corporation and Nature Vision, Inc. and a Director and Chairman of Advanced Biotherapy and Lime Energy Corp. He is President and CEO of the Lyric Opera of Chicago and Chairman of the Erikson Institute and on the Board of Merit Music School and DATA (Debt AIDS Trade Africa).

James D. Robinson III has been a Director of the Company since April 1992. He also serves as a Director of FDGS Holdings General Partner II, LLC, a majority-owned subsidiary of the Company, since December 2002. He is a General Partner and co-founder of RRE Ventures, a private information technology venture investment firm and President of J.D. Robinson, Inc., a strategic advisory firm. Mr. Robinson is also non-executive Chairman of the Board of Directors of Bristol-Myers Squibb Company. Mr. Robinson previously served as Chairman and Chief Executive Officer and as a Director of American Express from 1977 until February 1993.

He is a Director of The Coca-Cola Company and Novell, Inc. Mr. Robinson is a member of the Business Council and the Council on Foreign Relations. He is Honorary Co-Chairman of Memorial Sloan-Kettering Cancer Center, an honorary Trustee of the Brookings Institution and Chairman Emeritus of the World Travel and Tourism Council.

Charles T. Russell has been a Director of the Company since May 1994. He also serves as a Director of FDGS Holdings General Partner II, LLC, a majority-owned subsidiary of the Company, since December 2002. He served as President and Chief Executive Officer of both Visa International and Visa USA from 1984 to January 1994. Mr. Russell joined Visa in 1971. He serves on the Board of Visitors at the University of Pittsburgh’s Joseph M. Katz School of Business.

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

Arthur F. Weinbach has been a Director of the Company since September 2000. He has served as Chairman of Automatic Data Processing, Inc. (“ADP”) since 1998 and Chief Executive Officer of ADP from 1998 to August 2006. Mr. Weinbach joined ADP in 1980 and has served as an ADP Director since 1989. He is also a Director of Schering-Plough Corp. as well as serving on the board of New Jersey Seeds.

David P. Bailis has been a Senior Executive Vice President of the Company since February 2006 and President of First Data Financial Institution Services since January 2006. He was an Executive Vice President of the Company from December 2005 to February 2006. He served as President of Card Issuing Services during December 2005. From May 2001 to December 2005, he led his own business consultancy firm. He served as Executive Vice President of the Company from September 1996 to April 2001 and President of the Company’s Card Issuing Services from August 1998 to April 2001. From July 1992 until March 1998 he served as General Counsel of the Company. He joined the Company in June 1989 and advised the Health Systems Group and First Data Resources business units on legal matters prior to his promotion to General Counsel. From January 1988 until June 1989, Mr. Bailis was a partner at the law firm of Peper, Martin, Jensen, Maichel and Hetlage in St. Louis, Missouri.

Peter W. Boucher joined the Company as Executive Vice President of Human Resources in April 2006. From March 2003 to March 2006 he was Senior Vice President of Janus Capital Group. Mr. Boucher joined Citigroup, Inc. in January 1998 and served as Senior Human Resources Officer, Corporate Center until December 2002.

David E. Dibble has been an Executive Vice President and Chief Technology Officer of the Company since October 2005. From September 2004 to October 2005 he was Managing Director of Global Enterprise Systems at JPMorgan Chase. Mr. Dibble joined Charles Schwab & Co., Inc. in August 1999 and served as Executive Vice President of Technology Services until September 2004. He joined Fidelity Investments in 1993 and served as Senior Vice President, Architectural & Technical Services until August 1999.

Edward A. Labry III has been a Senior Executive Vice President of the Company since February 2006 and President of First Data Commercial Services since January 2006. From May 2005 to January 2006 he was President of the Company’s Prepaid Services business and from February 2004 to May 2005 he was special assistant to the Company’s Chairman. Mr. Labry joined Concord EFS, Inc., in 1985 and most recently served as President. He is a board member of Dixon Gallery and Gardens, Hutchison School and Cumberland University.

David R. Money has been Executive Vice President, General Counsel (acting) and Assistant Secretary of the Company since February 2007. Mr. Money was Vice President and General Counsel of Alta Health Strategies from November 1990 to October 1995 when Alta Health Strategies was acquired by the Company. He filled a series of increasingly responsible positions in the Company’s General Counsel’s Office until being promoted to General Counsel—Level A in March 2001 and Deputy General Counsel in March 2004. Mr. Money has been the acting general counsel of the Company since June 2006. Prior to November 1990 Mr. Money was a partner in the law firm of Jones, Waldo, Holbrook and McDonough in Salt Lake City, Utah.

Kimberly S. Patmore has been Executive Vice President and Chief Financial Officer of the Company since February 2000. She joined the Company in 1992 and served as Senior Vice President and Chief Financial Officer of First Data Payment businesses, which included Western Union, First Data Merchant Services and First Data Resources. Prior to joining the Company, Ms. Patmore was with Ernst & Young.

Pamela H. Patsley has been a Senior Executive Vice President of the Company since December 2000. She is President of First Data International, responsible for all Company operations and activities outside the U.S. Prior to joining the Company in February 2000, Ms. Patsley served as President and Chief Executive Officer of Paymentech, Inc., one of the largest processors of bankcard transactions and a leading issuer of commercial cards in the nation from 1991 to February 2000. She is a Director of Molson Coors Brewing Company and Texas Instruments Incorporated.

David J. Treinen has been an Executive Vice President of the Company since August 2006 and President of First Data Government Solutions since January 2004. He is responsible for the Company’s corporate development and strategy areas, including mergers and acquisitions. Mr. Treinen joined the Company in 1988. He serves on the Board of Directors of Omnium Worldwide, Inc. and on the Board of Trustees of Duchesne Academy of the Sacred Heart.

Michael T. Whealy has been Executive Vice President, Secretary and General Counsel of the Company since March 1998 and Chief Administrative Officer since September 1998. He joined the Company in April 1991 as Counsel of the WATS Marketing and Teleservices business units. Mr. Whealy served as General Counsel of First Data Resources Inc. from April 1992 until his promotion to General Counsel of Card Services Group in 1994. Prior to joining the Company, Mr. Whealy was a partner in the law firm of Kutak Rock in Omaha, Nebraska. He is a member of the Board of Trustees of Grace University. Mr. Whealy was involved in an automobile accident in June 2006 and currently is on a medical disability leave.

Code of Ethics for Senior Financial Officers

The Company has adopted a Code of Ethics for Senior Financial Officers which applies to its Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer. The Code is available in the “Corporate Governance” section of the “Invest” portion of our web site at www.firstdata.com.

Incorporation of Other Information by Reference

For information on Audit Committee financial experts, involvement in certain legal proceedings, and compliance with Section 16(a) of the Exchange Act, see the Proxy Statement for the Company’s 2007 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

See the Proxy Statement for the Company’s 2007 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                          AND RELATED STOCKHOLDER MATTERS

See the Proxy Statement for the Company’s 2007 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR                          INDEPENDENCE

See the Proxy Statement for the Company’s 2007 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

See the Proxy Statement for the Company’s 2007 Annual Meeting of Stockholders, which information is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1) Financial Statements

See Index to Financial Statements on page 75.

(2) Financial Statement Schedules

See Index to Financial Statements on page 75.

(3) The following exhibits are filed as part of this Annual Report or, where indicated, were heretofore filed and are hereby incorporated by reference:

EXHIBIT NO.	DESCRIPTION
2.1	Agreement and Plan of Merger, dated as of April 1, 2003, among the Registrant, Monaco Subsidiary Corporation and Concord EFS, Inc. (incorporated by reference to Exhibit 2 of the Registrant’s Form S-4 filed May 21, 2003, Commission File No. 333-105432).

2.2	Amendment and Abeyance Agreement, dated as of December 14, 2003, among the Registrant, Monaco Subsidiary Corporation and Concord EFS, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed December 15, 2003).

2.3	Separation and Distribution Agreement, dated as of September 29, 2006, between First Data Corporation and The Western Union Company (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on October 2, 2006).

3(i)	Registrant’s Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 of the Registrant’s Form S-8 for the First Data Corporation 2002 Long-Term Incentive Plan filed on June 10, 2002, Commission File No. 1-11073).

3(ii)	Registrant’s By-laws (incorporated by reference to Exhibit 4.2 of the Registrant’s Form S-8 for the First Data Corporation 2002 Long-Term Incentive Plan filed on June 10, 2002, Commission File No. 1-11073).

4.1	The instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601 (b)(4)(iii)(A) of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the SEC upon request.

10.1	Revolving Credit Agreement, dated as of October 24, 2005, among the Registrant, Wachovia Bank, National Association, as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, the Documentation Agents and the Banks parties thereto (incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed October 27, 2005).

10.2	First Data Corporation 1993 Director’s Stock Option Plan, as amended December 7, 2005 (incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on December 13, 2005).*

10.3	Registrant’s Senior Executive Incentive Plan, as amended and restated effective January 1, 2005 (incorporated by reference to Exhibit B of the Registrant’s Definitive Proxy Statement dated March 28, 2005). *

10.4	Registrant’s Supplemental Incentive Savings Plan (incorporated by reference to Exhibit 4 of the Form S-8 filed by the Registrant on December 16, 2002). *

EXHIBIT NO.	DESCRIPTION
10.5	First Data Corporation 1992 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit A of the Registrant’s Proxy Statement for its May 12, 1999 Annual Meeting). *

10.6	First Data Corporation 2002 Long-Term Incentive, as amended December 7, 2005 (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on December 13, 2005). *

10.7	Form of Performance Grant Agreement under the 2002 Long-Term Incentive Plan for the period beginning January 1, 2004 (incorporated by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003). *

10.8	Form of Award Agreement under the First Data 1993 Directors Stock Option Plan (incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed December 14, 2004). *

10.9	Form of Non-Qualified Purchased Stock Option Agreement under the First Data 1993 Director’s Stock Option Plan, as amended July 2005 (incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005). *

10.10	Form of Non-Qualified Stock Option Agreement under the First Data 1993 Director’s Stock Option Plan, as amended July 2005 (incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005). *

10.11	Form of Non-Qualified Stock Option Agreement under the First Data 2002 Long-Term Incentive Plan for Executive Officers (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed December 14, 2004). *

10.12	Form of Non-Qualified Stock Option Agreement under the First Data 2002 Long-Term Incentive Plan for Section 16 Executive Committee members, as amended July 2005 (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005). *

10.13	Form of Non-Qualified Stock Option Agreement under the First Data 2002 Long-Term Incentive Plan for Section 16 non-Executive Committee members, as amended July 2005 (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005). *

10.14	Form of Non-Qualified Stock Option Agreement under the First Data 2002 Long-Term Incentive Plan for employees other than Executive Officers (incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004). *

10.15	Form of Non-Qualified Stock Option Agreement under the First Data 2002 Long-Term Incentive Plan for employees other than Executive Committee members, as amended July 2005 (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005). *

10.16	Form of Non-Qualified Stock Option Agreement under the First Data 1992 Long-Term Incentive Plan for Executive Officers (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004). *

10.17	Form of Non-Qualified Stock Option Agreement under the First Data 1992 Long-Term Incentive Plan for employees other than Executive Officers (incorporated by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004). *

10.18	Form of Restricted Stock Grant Agreement under the First Data 2002 Long-Term Incentive Plan for Executive Officers (incorporated by reference to Exhibit 10.13 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004). *

EXHIBIT NO.	DESCRIPTION
10.19	Form of Restricted Stock Grant Agreement under the First Data 2002 Long-Term Incentive Plan for Executive Committee members, as amended July 2005 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).*

10.20	Description of Director compensation arrangement (incorporated by reference to the paragraph “Compensation of Directors” on page 10 of the Registrant’s Definitive Proxy Statement on Schedule 14A filed March 27, 2006).*

10.21	First Data Corporation Severance/Change in Control Policy, as adopted July 26, 2005 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 1, 2005).*

10.22	Form of Director Indemnification Agreement (incorporated by reference to the Exhibit 10.24 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005). *

10.23	Retirement and Consulting Agreement between the Registrant and Charles T. Fote dated November 26, 2005 (incorporated by reference to the Exhibit 10.25 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005). *

10.24	Letter Agreement between the Registrant and Henry C. Duques dated November 26, 2005 (incorporated by reference to the Exhibit 10.26 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005). *

10.25	Employment Agreement between the Registrant and Edward A. Labry III dated April 1, 2003 (incorporated by reference to the Exhibit 10.27 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005). *

10.26	Description of additional director fees paid to Jack M. Greenberg as the non-executive chairperson of The Western Union Company (incorporated by reference to Item 1.01 of the Company’s Current Report on Form 8-K filed on May 12, 2006). *

10.27	Tax Allocation Agreement, dated as of September 29, 2006, between First Data Corporation and The Western Union Company (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on October 2, 2006).

10.28	Employee Matters Agreement, dated as of September 29, 2006, between First Data Corporation and The Western Union Company (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on October 2, 2006).

10.29	Patent Ownership Agreement and Covenant Not to Sue, dated as of September 29, 2006, between First Data Corporation and The Western Union Company (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on October 2, 2006).

10.30	Exchange Agreement, dated as of September 26, 2006, among First Data Corporation, J.P. Morgan Securities Inc., Barclays Capital Inc. and The Western Union Company (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on October 2, 2006).

10.31(1)	Description of Named Executive Officer salary and bonus arrangements for 2007.*

12(1)	Computation in Support of Ratio of Earnings to Fixed Charges.

21(1)	Subsidiaries of the Registrant.

23(1)	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1(1)	Certification of CEO pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT NO.	DESCRIPTION
31.2(1)	Certification of CFO pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Hold Separate Stipulation and Order issued by the Department of Justice, signed on December 14, 2003 (incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filed December 15, 2003).

(1)	Filed herewith.
*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.

(c)	The following financial statements will be filed by amendment to this annual report pursuant to Regulations S-X Rule 3-09:

(1) Chase Paymentech.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST DATA CORPORATION (Registrant)

By:	/S/ HENRY C. DUQUES
Henry C. Duques Chief Executive Officer and Chairman of the Board

Date: February 23, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ HENRY C. DUQUES Henry C. Duques	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 23, 2007

/S/ KIMBERLY S. PATMORE Kimberly S. Patmore	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 23, 2007

/S/ JEFFREY R. BILLAT Jeffrey R. Billat	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 23, 2007

/S/ DANIEL P. BURNHAM Daniel P. Burnham	Director	February 23, 2007

/S/ DAVID A. COULTER David A. Coulter	Director	February 23, 2007

/S/ ALISON DAVIS Alison Davis	Director	February 23, 2007

/S/ PETER B. ELLWOOD Peter B. Ellwood	Director	February 23, 2007

/S/ COURTNEY F. JONES Courtney F. Jones	Director	February 23, 2007

/S/ RICHARD P. KIPHART Richard P. Kiphart	Director	February 23, 2007

/S/ JAMES D. ROBINSON III James D. Robinson III	Director	February 23, 2007

/S/ CHARLES T. RUSSELL Charles T. Russell	Director	February 23, 2007

/S/ JOAN E. SPERO Joan E. Spero	Director	February 23, 2007

/S/ ARTHUR F. WEINBACH Arthur F. Weinbach	Director	February 23, 2007