Form 10-K/A
period 2006-12-31
FIRST DATA CORP
filed 2007-03-28
CIK 883980

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on February 23, 2007, to include in Item 15 (c) the financial statements of Chase Paymentech as required by Regulation S-X Rule 3-09. It also corrects an inadvertent error in identifying the correct filing information for the document incorporated by reference for Exhibit 3(ii), the Company’s By-laws. This amendment is not intended to update any other information presented in the Annual Report as originally filed.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(3) The following exhibits are filed as part of this Annual Report or, where indicated, were heretofore filed and are hereby incorporated by reference:

EXHIBIT NO.	DESCRIPTION
2.1	Agreement and Plan of Merger, dated as of April 1, 2003, among the Registrant, Monaco Subsidiary Corporation and Concord EFS, Inc. (incorporated by reference to Exhibit 2 of the Registrant’s Form S-4 filed May 21, 2003, Commission File No. 333-105432).

2.2	Amendment and Abeyance Agreement, dated as of December 14, 2003, among the Registrant, Monaco Subsidiary Corporation and Concord EFS, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed December 15, 2003).

2.3	Separation and Distribution Agreement, dated as of September 29, 2006, between First Data Corporation and The Western Union Company (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on October 2, 2006).

3(i)	Registrant’s Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 of the Registrant’s Form S-8 for the First Data Corporation 2002 Long-Term Incentive Plan filed on June 10, 2002).

3(ii)	Registrant’s By-laws (incorporated by reference to Exhibit 3(ii) of the Registrant’s Current Report on Form 8-K filed December 11, 2006).

4.1	The instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601 (b)(4)(iii)(A) of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the SEC upon request.

10.1	Revolving Credit Agreement, dated as of October 24, 2005, among the Registrant, Wachovia Bank, National Association, as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, the Documentation Agents and the Banks parties thereto (incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed October 27, 2005).

10.2	First Data Corporation 1993 Director’s Stock Option Plan, as amended December 7, 2005 (incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on December 13, 2005).*

10.3	Registrant’s Senior Executive Incentive Plan, as amended and restated effective January 1, 2005 (incorporated by reference to Exhibit B of the Registrant’s Definitive Proxy Statement dated March 28, 2005). *

10.4	Registrant’s Supplemental Incentive Savings Plan (incorporated by reference to Exhibit 4 of the Form S-8 filed by the Registrant on December 16, 2002). *

10.5	First Data Corporation 1992 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit A of the Registrant’s Proxy Statement for its May 12, 1999 Annual Meeting). *

10.6	First Data Corporation 2002 Long-Term Incentive, as amended December 7, 2005 (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on December 13, 2005). *

10.7	Form of Performance Grant Agreement under the 2002 Long-Term Incentive Plan for the period beginning January 1, 2004 (incorporated by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003). *

10.8	Form of Award Agreement under the First Data 1993 Directors Stock Option Plan (incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed December 14, 2004). *

10.9	Form of Non-Qualified Purchased Stock Option Agreement under the First Data 1993 Director’s Stock Option Plan, as amended July 2005 (incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005). *

10.10	Form of Non-Qualified Stock Option Agreement under the First Data 1993 Director’s Stock Option Plan, as amended July 2005 (incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005). *

10.11	Form of Non-Qualified Stock Option Agreement under the First Data 2002 Long-Term Incentive Plan for Executive Officers (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed December 14, 2004). *

10.12	Form of Non-Qualified Stock Option Agreement under the First Data 2002 Long-Term Incentive Plan for Section 16 Executive Committee members, as amended July 2005 (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005). *

10.13	Form of Non-Qualified Stock Option Agreement under the First Data 2002 Long-Term Incentive Plan for Section 16 non-Executive Committee members, as amended July 2005 (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005). *

10.14	Form of Non-Qualified Stock Option Agreement under the First Data 2002 Long-Term Incentive Plan for employees other than Executive Officers (incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004). *

10.15	Form of Non-Qualified Stock Option Agreement under the First Data 2002 Long-Term Incentive Plan for employees other than Executive Committee members, as amended July 2005 (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005). *

10.16	Form of Non-Qualified Stock Option Agreement under the First Data 1992 Long-Term Incentive Plan for Executive Officers (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004). *

10.17	Form of Non-Qualified Stock Option Agreement under the First Data 1992 Long-Term Incentive Plan for employees other than Executive Officers (incorporated by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004). *

10.18	Form of Restricted Stock Grant Agreement under the First Data 2002 Long-Term Incentive Plan for Executive Officers (incorporated by reference to Exhibit 10.13 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004). *

10.19	Form of Restricted Stock Grant Agreement under the First Data 2002 Long-Term Incentive Plan for Executive Committee members, as amended July 2005 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).*

10.20	Description of Director compensation arrangement (incorporated by reference to the paragraph “Compensation of Directors” on page 10 of the Registrant’s Definitive Proxy Statement on Schedule 14A filed March 27, 2006).*

10.21	First Data Corporation Severance/Change in Control Policy, as adopted July 26, 2005 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 1, 2005).*

10.22	Form of Director Indemnification Agreement (incorporated by reference to the Exhibit 10.24 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005). *

10.23	Retirement and Consulting Agreement between the Registrant and Charles T. Fote dated November 26, 2005 (incorporated by reference to the Exhibit 10.25 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005). *

10.24	Letter Agreement between the Registrant and Henry C. Duques dated November 26, 2005 (incorporated by reference to the Exhibit 10.26 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005). *

10.25	Employment Agreement between the Registrant and Edward A. Labry III dated April 1, 2003 (incorporated by reference to the Exhibit 10.27 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005). *

10.26	Description of additional director fees paid to Jack M. Greenberg as the non-executive chairperson of The Western Union Company (incorporated by reference to Item 1.01 of the Company’s Current Report on Form 8-K filed on May 12, 2006). *

10.27	Tax Allocation Agreement, dated as of September 29, 2006, between First Data Corporation and The Western Union Company (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on October 2, 2006).

10.28	Employee Matters Agreement, dated as of September 29, 2006, between First Data Corporation and The Western Union Company (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on October 2, 2006).

10.29	Patent Ownership Agreement and Covenant Not to Sue, dated as of September 29, 2006, between First Data Corporation and The Western Union Company (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on October 2, 2006).

10.30	Exchange Agreement, dated as of September 26, 2006, among First Data Corporation, J.P. Morgan Securities Inc., Barclays Capital Inc. and The Western Union Company (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on October 2, 2006).

10.31	Description of Named Executive Officer salary and bonus arrangements for 2007 (incorporated by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on February 23, 2007).*

12	Computation in Support of Ratio of Earnings to Fixed Charges (incorporated by reference to Exhibit 12 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on February 23, 2007).

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on February 23, 2007).

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on February 23, 2007).

23.2(1)	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.

31.1(1)	Certification of CEO pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(1)	Certification of CFO pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Hold Separate Stipulation and Order issued by the Department of Justice, signed on December 14, 2003 (incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filed December 15, 2003).

(1)	Filed herewith.
*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.

(c)	The following financial statements are included in this amendment to the Company’s annual report pursuant to Regulations S-X Rule 3-09:

(1)	Chase Paymentech

Combined Financial Statements and Report of Independent Registered Public Accounting Firm

For the fiscal years ended December 31, 2006, 2005 (unaudited) and 2004 (unaudited)

Combined Financial Statements and Report of Independent

Registered Public Accounting Firm for Chase Paymentech

Including:

December 31, 2006

December 31, 2005 (unaudited)

December 31, 2004 (unaudited)

Report of Independent Registered Public Accounting Firm

Board of Managers

Chase Paymentech Solutions, LLC

We have audited the accompanying combined balance sheet of Chase Paymentech (the Company) as of December 31, 2006, and the related combined statements of income and comprehensive income, changes in owners’ equity and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Chase Paymentech as of December 31, 2006 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying combined balance sheet of Chase Paymentech as of December 31, 2005, and related combined statements of income and comprehensive income, changes in owners’ equity and cash flows for the two years then ended were not audited by us and, accordingly, we do not express an opinion on them.

As discussed in Note 3 to the combined financial statements, in 2006 the Company changed its method of accounting for share-based payments in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and its method of accounting for defined benefit and postretirement benefit plans in accordance with Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statement No. 87, 88, 106 and 132(R).

/s/ GRANT THORNTON LLP

Dallas, Texas

March 23, 2007

Chase Paymentech

COMBINED BALANCE SHEETS

(In thousands)

	December 31,
	2006	2005 (unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,315,890	$1,233,368
Receivables related to merchant processing	3,771,418	2,044,033
Investments, available-for-sale	136,202	99,118
Accounts receivable, net of allowance for doubtful accounts of $12,397 and $12,941 as of December 31, 2006 and 2005, respectively	394,054	387,465
Deferred income taxes	199	7,364
Prepaid expenses and other current assets	20,757	50,939

Total current assets	5,638,520	3,822,287

Property and equipment, net	84,292	70,789
Goodwill	372,284	372,563
Intangible assets, net of accumulated amortization of $498,048 and $423,457 as of December 31, 2006 and 2005, respectively	61,859	135,095
Other assets	23,994	27,616

Total assets	$6,180,949	$4,428,350

LIABILITIES AND EQUITY
Current liabilities
Liabilities related to merchant processing	$4,287,726	$2,685,898
Accounts payable	27,838	27,359
Payables to related parties	41,751	69,563
Merchant deposits	651,672	586,992
Liability for Pension Plan	3,235	3,548
Liability for SERP Plan	587	449
Accrued assessments	25,346	20,669
Other accrued expenses	140,759	100,097
Current portion of long-term debt	16,922	16,667

Total current liabilities	5,195,836	3,511,242

Long-term debt, net of current portion	—	16,959
Deferred income taxes	28,044	25,829

Total liabilities	5,223,880	3,554,030

Minority interest	437	1,311

Commitments and contingencies (Note 5)

Temporary equity	8,523	—

Accumulated other comprehensive income	23,744	25,279
Owners’ equity	924,365	847,730

Total owners’ equity	948,109	873,009

Total liabilities and equity	$6,180,949	$4,428,350

The accompanying notes are an integral part of these combined financial statements.

Chase Paymentech

COMBINED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the years ended

(In thousands)

	December 31,
	2006	2005 (unaudited)	2004 (unaudited)
Revenue	$1,206,583	$809,098	$638,701

Expenses
Operating	398,352	247,603	195,854
Salaries and employee benefits	213,133	164,393	142,122
Depreciation and amortization	113,663	76,522	66,035

Total expenses	725,148	488,518	404,011

Operating income	481,435	320,580	234,690

Other income (expense), net
Interest income	85,202	32,072	10,570
Interest expense	(18,372)	(5,413)	(2,072)
Foreign currency exchange	(149)	(529)	3,327

Total other income, net	66,681	26,130	11,825

Income before income taxes and minority interest	548,116	346,710	246,515

Provision for income taxes	71,766	61,575	56,219
Minority interest	(398)	(1,606)	(1,932)

Net income	$475,952	$283,529	$188,364

Comprehensive income
Net income	$475,952	$283,529	$188,364
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on investments	209	1,133	(1,997)
Cash flow hedges	(5)	31	(26)
Foreign currency translation adjustment	(1,826)	3,037	7,873
Additional minimum pension liability	105	(280)	(1,035)

Comprehensive income	$474,435	$287,450	$193,179

The accompanying notes are an integral part of these combined financial statements.

Chase Paymentech

COMBINED STATEMENTS OF CHANGES IN OWNERS’ EQUITY

(In thousands)

			Corporations			Partnerships and LLC’s
	Total	Accumulated Other Comprehensive Income	Common Stock	Additional Paid- In Capital	Retained Earnings	Partners’ Capital and Members’ Equity	Elimination of Investment in Subsidiaries
Balances at December 31, 2003 (unaudited)	$758,165	$16,543	$—	$200,996	$99,293	$759,322	$(317,989)
Net income	188,364	—	—	—	68,684	252,931	(133,251)
Other comprehensive income	4,815	4,815	—	—	—	—	—
Cash dividends and distributions	(209,795)	—	—	—	(76,184)	(265,313)	131,702
Non-cash distributions	(151)	—	—	—	—	(151)	—
Recognition of share-based compensation expense	13,436	—	—	13,436	—	—	—
Stock issuance, repurchases and other	12,725	—	—	12,725	—	—	—

Balances at December 31, 2004 (unaudited)	767,559	21,358	—	227,157	91,793	746,789	(319,538)
Net income	283,529	—	—	—	92,988	342,846	(152,305)
Other comprehensive income	3,921	3,921	—	—	—	—	—
Cash dividends and distributions	(191,952)	—	—	—	(60,145)	(261,657)	129,850
Non-cash distributions	(939)	—	—	—	—	(939)	—
Contributions	30,434	—	—	—	—	30,434	—
Integration of CMS (Note 1)	40,603	—	—	(122,418)	—	40,603	122,418
Stock issuance, repurchases and other	(60,146)	—	—	(60,146)	—	—	—

Balances at December 31, 2005 (unaudited)	873,009	25,279	—	44,593	124,636	898,076	(219,575)
Net income	475,952	—	—	—	108,265	539,382	(171,695)
Other comprehensive income	(1,517)	(1,517)	—	—	—	—	—
Cash dividends and distributions	(477,562)	—	—	—	(103,522)	(741,588)	367,548
Non-cash distributions	(863)	—	—	—	—	(863)	—
Contributions	95,641	—	—	—	—	95,641	—
Stock issuance, repurchases and other	(16,533)	—	—	(16,533)	—	—	—
Adjustment to initially apply SFAS 158, net of tax	(18)	(18)	—	—	—	—	—

Balances at December 31, 2006	$948,109	$23,744	$—	$28,060	$129,379	$790,648	$(23,722)

The accompanying notes are an integral part of these combined financial statements.

Chase Paymentech

COMBINED STATEMENTS OF CASH FLOWS

For the years ended

(In thousands)

	December 31,
	2006	2005 (unaudited)	2004 (unaudited)
Operating activities
Net income	$475,952	$283,529	$188,364
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	113,663	76,522	66,035
Recognition of share-based compensation expense	—	—	13,814
Deferred income taxes	9,380	4,052	3,752
Minority interest	398	1,606	1,932
Provision for doubtful accounts	8,512	8,530	4,596
Loss on impairment of investment	—	126	881
Non-cash expense	5,600	2,434	—
Changes in operating assets and liabilities:
Receivables related to merchant processing	(1,729,913)	(846,071)	(129,285)
Accounts receivable	(19,390)	(41,426)	(67,989)
Prepaid expenses and other assets	25,893	(31,575)	2,903
Accounts payable	(5,786)	73,970	(10,321)
Liabilities related to merchant processing	1,604,049	804,559	239,669
Accrued assessments	4,680	2,360	803
Merchant deposits	64,769	139,501	9,097
Other accrued expenses	39,344	28,558	6,812

Net cash provided by operating activities	597,151	506,675	331,063

Investing activities
Purchases of property and equipment	(50,823)	(33,494)	(32,766)
Purchases of merchant portfolios	(1,566)	(750)	(2,083)
Investments, net	(36,790)	(14,492)	18,730

Net cash used in investing activities	(89,179)	(48,736)	(16,119)

Financing activities
Dividends and distributions	(478,152)	(193,795)	(212,324)
Capital contributions	95,641	—	—
Cash retained as a result of excess tax benefits relating to employee share-based awards	2,304	(2,661)	6,044
Proceeds from issuance of common stock related to employee share-based awards	2,471	1,840	3,090
Share repurchases related to employee share-based awards	(6,469)	(26,682)	(14,527)
Payments on short-term financing	(23,867)	—	—
Payments on long-term debt	(17,648)	(17,023)	(16,360)
Operating cash attributed to the integration of CMS on October 1, 2005	—	568,383	—

Net cash provided by (used in) financing activities	(425,720)	330,062	(234,077)

Effect of exchange rate changes on cash and cash equivalents	270	967	354

Increase in cash and cash equivalents	82,522	788,968	81,221

Cash and cash equivalents at beginning of year	1,233,368	444,400	363,179

Cash and cash equivalents at end of year	$1,315,890	$1,233,368	$444,400

The accompanying notes are an integral part of these combined financial statements.

Chase Paymentech

NOTES TO COMBINED FINANCIAL STATEMENTS

For the Year Ended December 31, 2006 and

the Years Ended December 31, 2005 (unaudited) and 2004 (unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS

Organization

The accompanying combined financial statements include all entities commonly owned by First Data Corporation and its subsidiaries (FDC) and JPMorgan Chase & Co. and its subsidiaries (JPMorgan Chase or JPMC). The common ownership of these entities, which are primarily joint ventures, occurred over the course of several years and involved multiple transactions between FDC, JPMC, Bank One Corporation (Bank One) and the joint ventures. The commonly owned entities include corporations, limited partnerships (LPs), a general partnership and limited liability companies (LLCs) and are functionally grouped into two operating divisions and a group of holding companies. These entities and their form are shown below, by functional grouping, and are collectively referred to as Chase Paymentech, or the Company:

Name of Entity	Form of Entity

Holding Companies
FDC Offer Corp.	Corporation (incorporated in Delaware in 1999)
Subsidiaries:
Paymentech, Inc.	Corporation (incorporated in Delaware in 1995)
Paymentech Management Resources, Inc.	Corporation (incorporated in Delaware in 1995)
Paymentech Employee Resources LLC	LLC (formed in Delaware in 1999)
Chase Merchant Services, LLC	LLC (formed in Delaware in 1997)

Chase Paymentech – U.S. Operations
Chase Paymentech Solutions, LLC	LLC (formed in Delaware in 1996)
Subsidiaries:
PTI General Partner, LLC	LLC (formed in Delaware in 2001)
BOPS Holding, LLC	LLC (formed in Delaware in 2001)
Merchant-Link, LLC	LLC (formed in Delaware in 1999)
Paymentech Salem Services, LLC	LLC (formed in Delaware in 2003)
S3 Financial Services, LLC	LLC (formed in Delaware in 2005)
Chase Alliance Partners, L.P.	LP (formed in Delaware in 2005)
Paymentech, L.P.	LP (formed in Delaware in 2001)

Chase Paymentech – Canadian Operations
Chase Paymentech Solutions	General Partnership (formed in Ontario in 2002)

The aggregate beneficial ownership in Chase Paymentech is approximately 51% ownership by JPMC and approximately 49% ownership by FDC. With respect to FDC’s ownership interest in Chase Paymentech, the Company met the test provided in SEC Regulation S-X Rule 3-09 (Rule 3-09), in that FDC’s equity earnings in the Company exceeded 20% of FDC’s consolidated income from continuing operations before income taxes for the year ended December 31, 2006. In accordance with Rule 3-09, these combined financial statements are filed with FDC’s Form 10-K/A as part of Item 15(c). The Company did not meet the test for the years ended December 31, 2005 or 2004, as FDC’s equity earnings in the Company did not exceed the 20% threshold in Rule 3-09. While the combined financial statements present financial information as of December 31, 2005 and for the years ended December 31, 2005 and 2004, this information is unaudited because the Company was not audited in its combined form for those periods.

Holding Companies

FDC Offer Corp. and its subsidiaries, Paymentech, Inc. and Paymentech Management Resources, Inc. (PMRI), are primarily holding companies whose main source of income results from their ownership interests in the Company’s U.S. operations. Paymentech

Chase Paymentech

NOTES TO COMBINED FINANCIAL STATEMENTS - CONTINUED

For the Year ended December 31, 2006 and

the Years Ended December 31, 2005 (unaudited) and 2004 (unaudited)

Employee Resources LLC is the employer of all employees associated with the U.S. operations. The accompanying combined financial statements include the financial position and results of operations and cash flows for these entities for all periods presented.

Chase Merchant Services, LLC (CMS) is a joint venture formed by FDC and JPMC in 1997. As discussed below, effective October 1, 2005, all of the assets and liabilities of CMS were transferred to the Company’s U.S. operations in exchange for an ownership interest in Chase Paymentech Solutions, LLC. Subsequent to the October 1, 2005 transaction, CMS’ primary source of income results from its ownership interests in the Company’s U.S. operations. The accompanying combined financial statements include the financial position and results of operations and cash flows for CMS for all periods subsequent to October 1, 2005.

U.S. Operations

Chase Paymentech Solutions, LLC (Chase Paymentech – U.S. or the Company’s U.S. operations), formerly Banc One Payment Services, L.L.C. (BOPS), and its subsidiaries, as shown above, comprise the Company’s U.S. based operations. Chase Paymentech – U.S. is a joint venture beneficially owned by FDC and JPMC, through direct investments as well as through investments in FDC Offer Corp. and CMS. Each of these members in the joint venture hold membership interests which are of a single class and have substantially the same rights and privileges.

BOPS was originally formed as a joint venture between FDC and Bank One in 1996. As a result of JPMC’s merger with Bank One in July 2004, FDC and JPMC beneficially owned both BOPS and CMS, which while commonly owned, were controlled by different management committees and were competitors in the marketplace. To benefit from the complementary technological and management knowledge, as well as the market presence of each of these joints ventures, on October 1, 2005, through a series of transactions, all of the assets and liabilities of CMS were transferred to BOPS, and the joint venture was subsequently renamed Chase Paymentech Solutions, LLC.

The results of the Company’s U.S. operations and cash flows included in the accompanying combined financial statements for the nine month period ended on September 30, 2005 and the year ended December 31, 2004 represent the historical results of BOPS. The financial position and results of operations and cash flows for all periods presented subsequent to October 1, 2005 reflect the operations of Chase Paymentech – U.S. in its current form.

Canadian Operations

Chase Paymentech Solutions (Chase Paymentech – Canada or the Company’s Canadian operations), formerly Paymentech Canada, is a joint venture beneficially owned by FDC and JPMC and comprises the Company’s entire Canadian operations. Each of the partners in the joint venture hold partnership interests which are of a single class and have the same rights and privileges.

Business

The Company engages in the electronic payment processing industry for businesses accepting credit, debit, fleet, and stored value card payments via point-of-sale, internet, catalog and recurring billings. The Company provides these services for transactions that originate throughout the world for financial institutions, sales agents and the Company’s direct merchants, which are primarily located in North America.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying combined financial statements are presented in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). All intercompany profits, accounts, and transactions have been eliminated.

Chase Paymentech

NOTES TO COMBINED FINANCIAL STATEMENTS - CONTINUED

For the Year ended December 31, 2006 and

the Years Ended December 31, 2005 (unaudited) and 2004 (unaudited)

Unaudited Financial Information

The unaudited combined financial statements as of December 31, 2005 and for the years ended December 31, 2005 and 2004 have been prepared in accordance with U.S. GAAP. These financial statements were prepared on the same basis as the combined financial statements as of December 31, 2006 and for the year then ended, and in the opinion of management, reflect all adjustments and accruals considered necessary to fairly present the Company’s combined financial position, results of operations, and cash flows.

Use of Estimates

The preparation of combined financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported on the combined financial statements and accompanying notes. Actual results could differ from those estimates.

Foreign Currency Translation

The Company’s Canadian operation uses its local currency, the Canadian dollar (CAD), as its functional currency. The assets and liabilities related to the Canadian operations in the accompanying combined balance sheets are translated at period end exchange rates. Resulting translation adjustments are reported as a separate component of owners’ equity. All income and expense items are translated using the average exchange rate for the period. Net transaction gains and losses are included in earnings. Unless otherwise stated, amounts presented herein related to the Canadian operations are in U.S. dollars.

Cash and Cash Equivalents

The Company considers cash, certificates of deposit, money market funds, and all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Receivables Related to Merchant Processing

Receivables related to merchant processing represent amounts due from card brands for transactions that have been processed.

Investments

The Company classifies its investments as available-for-sale. Available-for-sale investments consist of government, government-backed, corporate debt securities, equity securities, mutual funds and auction rate securities, which are stated at fair value, with net unrealized gains or losses on the securities recorded as a separate component of comprehensive income. Realized gains and losses are included in earnings and are derived using the average cost method for determining the cost of securities. A decline in market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in an impairment charge to earnings, and a new cost basis for the security is established.

Concentrations of Credit Risk

Concentrations of credit risk with respect to accounts receivable are considered minimal. Amounts receivable are generally deducted from customers’ accounts either monthly or as debit and credit card transactions are processed. No single customer accounted for more than ten percent of receivables at December 31, 2006 or 2005, or of revenue for the years ended December 31, 2006, 2005 or 2004.

Property and Equipment

Property and equipment are carried at cost, net of accumulated depreciation and amortization. Depreciation for furniture and equipment is recorded on a straight-line basis over periods ranging from three to five years. Leasehold improvements are amortized over the lesser of the economic useful life of the improvement or the term of the lease. The Company capitalizes computer software costs in accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. These costs are amortized on a straight-line basis over the period of benefit ranging from three to five years.

Advertising

Advertising costs are expensed as incurred. For the years ended December 31, 2006, 2005 and 2004, the Company incurred $5.3 million, $4.1 million, and $3.4 million in advertising expense, respectively.

Chase Paymentech

NOTES TO COMBINED FINANCIAL STATEMENTS - CONTINUED

For the Year ended December 31, 2006 and

the Years Ended December 31, 2005 (unaudited) and 2004 (unaudited)

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over identifiable assets acquired, less liabilities assumed from business combinations. Under the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, goodwill is no longer amortized; it is tested annually for impairment. The Company’s annual impairment tests did not identify any impairment in 2006, 2005, or 2004.

Intangible assets primarily consist of purchased merchant portfolios, technology-based intangible assets, and non-compete/referral agreements. These intangible assets are amortized over their estimated useful lives and are subject to impairment testing whenever events occur that would affect the recoverability of the asset. The Company amortizes these intangible assets, primarily on a straight-line basis, over the estimated period to be benefited, ranging from three to ten years beginning January 1, 2006. Intangible assets also include the unrecognized prior service costs relating to the Company’s pension plan.

Other Assets

Other assets primarily consist of deferred charges for contributions for services paid on the Company’s behalf, which are amortized on a straight-line basis over the period that the services are to be performed.

Liabilities Related to Merchant Processing

Liabilities related to merchant processing primarily represent payables to merchants for transactions that have been processed.

Accrued Assessments

Accrued assessments represent fees payable to card brands for debit and credit card transactions that have been processed.

Minority Interest

Minority interest represents the minority stockholders’ proportionate share of the equity and earnings of Paymentech, Inc. Minority interest represented 0.3%, 0.8% and 5.0% of Paymentech, Inc.’s outstanding stock at December 31, 2006, 2005 and 2004, respectively.

Cash Flow Hedges

The Company’s Canadian operations utilize forward contracts to hedge exposure to foreign currency fluctuations in the exchange rate for U.S. dollars. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities — An Amendment of FASB Statement No. 133, the Company includes derivatives in other accrued expenses on the combined balance sheets at fair value. The Company accounts for these derivatives as cash flow hedges, thus the change in fair value of the derivative contracts and the underlying hedged items were included in foreign currency exchange in the accompanying combined statements of income and comprehensive income.

Chase Paymentech

NOTES TO COMBINED FINANCIAL STATEMENTS - CONTINUED

For the Year ended December 31, 2006 and

the Years Ended December 31, 2005 (unaudited) and 2004 (unaudited)

Comprehensive Income

Comprehensive income includes net income, changes in unrealized gains and losses on investments, amounts resulting from cash flow hedging activities, changes in the adjustment resulting from foreign currency translation, and changes in the additional minimum pension liability.

Revenue

Revenue represents fees earned for processing credit and debit card transactions for merchants (including merchant discount fees), partially offset by interchange fees and debit network fees. Revenue also includes amounts earned from third party credit and debit authorization services, incentive payments from card brands for participation in certain initiatives, the sale and rental of point-of-sale equipment, the sale of payment processing software, merchant call center help desk services, fees for the deployment of point-of-sale supplies and repair of point-of-sale equipment. Revenue is recorded as services are performed or as merchandise is shipped.

Income Taxes

The Company’s functional groups discussed in Note 1 have various treatments for tax purposes. FDC Offer Corp. and its subsidiaries are treated as a corporation for Federal and state income tax purposes. CMS is treated as a pass-through entity for Federal and state income tax purposes. The members include their share of the Company’s taxable income in their applicable tax returns. The Company’s U.S. operations are also treated as a pass-through entity for Federal and most state income tax purposes. Its members include their share of the Company’s taxable income in their applicable tax returns. The Company’s Canadian operation is treated as a pass-through entity for Canadian Federal and Provincial income tax purposes. Its partners include their share of the Company’s taxable income in their applicable tax returns.

The Company uses the asset and liability method required by SFAS No. 109, Accounting For Income Taxes, in accounting for income taxes. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, using statutory tax rates for the applicable entity in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

Asset Impairment

In accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, management reviews the carrying value of its long-lived assets whenever events indicate that their carrying amounts may not be recoverable. If, upon review, an impairment of the value of the asset is indicated, an impairment loss would be recorded in the period such determination is made. No impairments were recorded for the years ended December 31, 2006, 2005, or 2004.

NOTE 3 – NEW ACCOUNTING PRONOUNCEMENTS

Accounting for Share-Based Payments

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), Share-Based Payment (SFAS 123R), which became effective for the Company on January 1, 2006. The Company had previously adopted the expense provisions of SFAS No. 123, Accounting for Stock-Based Compensation. As required, on January 1, 2006, the Company adopted the provisions of SFAS 123R and all related interpretations under the modified prospective method. SFAS 123R requires all share-based payments to employees, including employee stock options and stock appreciation rights (SARs), to be measured at their grant date fair values. As a result of certain redemption features, discussed in Note 15, concurrent with the adoption of SFAS 123R, the Company also applied the provisions of Accounting Series Release 268, Redeemable Preferred Stocks (ASR 268). ASR 268 requires the Company to reclassify amounts relating to outstanding options, and shares issued as a result of exercise of these options, outside of permanent equity (to temporary equity). There were no effects on the Company’s results of operations or cash flows as a result of adopting the provisions of SFAS 123R or ASR 268.

Chase Paymentech

NOTES TO COMBINED FINANCIAL STATEMENTS - CONTINUED

For the Year ended December 31, 2006 and

the Years Ended December 31, 2005 (unaudited) and 2004 (unaudited)

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, An Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 provides a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 defines the threshold for recognizing tax return positions in the financial statements as “more likely than not” that the position is sustainable, based on its merits. FIN 48 also provides guidance on the measurement, classification and disclosure of tax return positions in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to the beginning balance of retained earnings in the period of adoption. The Company will adopt this interpretation in 2007 and is currently evaluating the impact of implementing FIN 48 on its combined financial statements. The Company does not expect adoption of this interpretation to have a material impact on its financial statements.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a fair value hierarchy to be used in U.S. GAAP, and expands disclosures about fair value measurements. Although this statement does not require any new fair value measurements, the application could change current practice. The statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this statement on its combined financial position and results of operations.

Accounting for Defined Benefit and Other Postretirement Plans

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statement No. 87, 88, 106, and 132(R) (SFAS 158). SFAS 158 requires a company to recognize the funded status of a benefit plan, measured as the difference between plan assets at fair value and the benefit obligation, as an asset or liability in its statement of financial position and to recognize previously unrecognized gains/(losses) and prior service costs or credits as components of comprehensive income, net of tax, as of the end of the fiscal year ending after December 15, 2006; and measure defined benefit plan assets as of the date of the employer’s statement of financial position for periods ending after December 15, 2008.

The Company adopted the recognition and measurement provisions of SFAS 158 in 2006 for its pension plan and Supplemental Executive Retirement Plan (SERP). The effect of applying the recognition provisions of SFAS 158 to the Company’s pension plan was a $28 thousand (pre-tax) decrease in intangible assets related to unrecognized prior service costs and a corresponding increase in accumulated other comprehensive income on the combined statement of owners’ equity as of December 31, 2006. There was no effect of applying SFAS 158 to the Company’s SERP as of December 31, 2006. The Company utilizes a fiscal year-end measurement date for its Pension Plan and SERP, so there was no effect of applying the measurement provisions of SFAS 158 on the Company’s combined financial position or results of operations.

NOTE 4 - PROPERTY AND EQUIPMENT

A summary of property and equipment by major class as of December 31, 2006 and 2005 is as follows (in thousands):

	2006	2005
Furniture and equipment	$153,266	$142,300
Capitalized software	92,809	90,174
Leasehold improvements	12,005	18,648

	258,080	251,122

Less accumulated depreciation and amortization	(173,788)	(180,333)

Property and equipment, net	$84,292	$70,789

Chase Paymentech

NOTES TO COMBINED FINANCIAL STATEMENTS - CONTINUED

For the Year ended December 31, 2006 and

the Years Ended December 31, 2005 (unaudited) and 2004 (unaudited)

Depreciation and amortization expense related to property and equipment was $38.8 million, $34.4 million, and $32.1 million for the years ended December 31, 2006, 2005, and 2004, respectively. For the years ended December 31, 2006 and 2005, software costs of $11.4 million and $6.5 million were capitalized, respectively.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space and certain equipment under operating leases with remaining terms ranging up to twelve years. The office space leases contain renewal options and generally require the Company to pay certain operating expenses. Future minimum lease commitments under non-cancelable leases as of December 31, 2006 are as follows (in thousands):

2007	$8,402
2008	7,940
2009	8,236
2010	9,063
2011	8,839
Thereafter	46,368

Total	$88,848

The combined statements of income and comprehensive income include rental expense for operating leases of $9.7 million, $8.6 million, and $8.1 million for the years ended December 31, 2006, 2005, and 2004, respectively.

Guarantees

Under the card brand rules, when a merchant acquirer processes bankcard transactions, it has certain liabilities for the transactions. These liabilities arise from disputes between cardholders and merchants due to the cardholders’ dissatisfaction with merchandise quality or the merchants’ service, which are not resolved with the merchant. In such cases, the transactions are “charged back” to the respective merchants and the related purchase amounts are refunded to the cardholders by the card issuer. If the merchant does not fund the refund due to insolvency, bankruptcy or other extraneous reasons, the Company, in certain circumstances is liable for the full amount of the transaction. This liability is considered a guarantee under FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, as described below.

A cardholder generally has until the later of four months from the date of purchase or delivery of products or services to present a chargeback. Management believes that the maximum exposure for its liability at any time does not exceed the total amount of bankcard transactions processed for the preceding four-month period. For the four-month periods from September through December 2006, 2005, and 2004, these amounts were $231.5 billion, $175.0 billion, and $73.4 billion, respectively.

The Company records a provision for its estimated obligation based upon factors surrounding the credit risk of specific customers, historical credit losses, current processing volume and other relevant factors. As shown in Note 6, for the years ended December 31, 2006, 2005 and 2004, the Company incurred aggregate merchant credit losses, net of recoveries, of $9.0 million, $9.6 million, and $5.0 million, respectively, on total processed volumes of $660.6 billion, $332.1 billion and $200.7 billion, respectively.

The Company calculates its provision and evaluates the appropriateness of its reserve on a monthly basis. The provision for credit losses is included in operating expenses on the combined statements of income and comprehensive income. The reserve for this obligation is included in accounts receivable on the combined balance sheets. The Company believes the recorded reserve approximates the fair value of the contingent liability.

Chase Paymentech

NOTES TO COMBINED FINANCIAL STATEMENTS - CONTINUED

For the Year ended December 31, 2006 and

the Years Ended December 31, 2005 (unaudited) and 2004 (unaudited)

The Company also requires cash deposits, guarantees, letters of credit and other types of collateral from certain merchants to minimize its liability. As of December 31, 2006 and 2005, the Company held cash deposits of $651.7 million and $587.0 million, respectively, which were classified as merchant deposits on the combined balance sheets. The Company also held collateral in the form of letters of credit totaling $192.1 million and $180.5 million at December 31, 2006 and 2005, respectively; merchant certificates of deposit totaling $49.0 million and $41.3 million at December 31, 2006 and 2005, respectively, and other types of collateral of $24.8 million at December 31, 2005.

Other Contingencies

Both the Company and our customers handle sensitive information, such as credit card numbers and personal consumer data, utilizing computer and telecommunications systems operated by the Company, our customers and outside third party providers. Despite internal controls and card brand imposed data security rules, which are in place to protect this information, ever evolving technology presents inherent risks of data compromises. Data compromises of our customers’ systems can result in significant financial liability to the Company if the fines and liability for fraudulent card usage exceeds our customers’ financial capacity. While the Company has not experienced significant losses in the past, data compromise of sensitive data processed by the Company or a third party vendor could have a material impact on the Company’s financial position and results of operations.

In the course of business, the Company is a defendant in various lawsuits. Management believes that the resolution of these lawsuits will not have a material impact on the Company’s combined financial position or results of operations.

NOTE 6 - ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other relevant factors, as discussed in Note 5. Amounts deemed uncollectible are recorded as a reduction to the allowance for doubtful accounts when written off. A summary of the allowance for doubtful accounts is as follows (in thousands):

	2006	2005	2004
Reserve balance at beginning of year	$12,941	$8,489	$8,810
Additional reserve attributed to the integration of CMS on October 1, 2005	—	5,449	—
Provision for doubtful accounts	8,512	8,530	4,596
Write-offs, net	(9,032)	(9,612)	(4,980)
Effects of foreign currency translation	(24)	85	63

Reserve balance at end of year	$12,397	$12,941	$8,489

Chase Paymentech

NOTES TO COMBINED FINANCIAL STATEMENTS - CONTINUED

For the Year ended December 31, 2006 and

the Years Ended December 31, 2005 (unaudited) and 2004 (unaudited)

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

As discussed in Note 2, the Company accounts for goodwill in accordance with SFAS 142. A summary of goodwill is as follows (in thousands):

	2006	2005
Balance at beginning of year	$372,563	$368,697
Effects of foreign currency translation	(279)	3,866

Balance at end of year	$372,284	$372,563

Intangible Assets

A summary of intangible assets and accumulated amortization by intangible asset category as of December 31, 2006 and 2005 is as follows (in thousands):

	Gross Carrying Amount
	Merchant Portfolios	Non- compete/ Referral Agreements	Pension Intangibles	Total
Balance at December 31, 2004	$320,802	$14,080	$28	$334,910
Additional intangible assets attributed to the integration of CMS on October 1, 2005	220,385	—	—	220,385
Other additions	750	—	—	750
Effects of foreign currency translation	2,058	449	—	2,507

Balance at December 31, 2005	543,995	14,529	28	558,552
Additions	1,566	—	—	1,566
Effects of foreign currency translation	(151)	(32)	—	(183)
Adjustment for SFAS 158 (Note 14)	—	—	(28)	(28)

Balance at December 31, 2006	$545,410	$14,497	$—	$559,907

Chase Paymentech

NOTES TO COMBINED FINANCIAL STATEMENTS - CONTINUED

For the Year ended December 31, 2006 and

the Years Ended December 31, 2005 (unaudited) and 2004 (unaudited)

	Accumulated Amortization
	Merchant Portfolios	Non- compete/ Referral Agreements	Pension Intangibles	Total
Balance at December 31, 2004	$(197,286)	$(3,192)	$—	$(200,478)
Additional amortization attributed to the integration of CMS on October 1, 2005	(179,944)	—	—	(179,944)
Other additions	(40,630)	(1,468)	—	(42,098)
Effects of foreign currency translation	(774)	(163)	—	(937)

Balance at December 31, 2005	(418,634)	(4,823)	—	(423,457)
Additions	(73,433)	(1,456)	—	(74,889)
Effects of foreign currency translation	249	49	—	298

Balance at December 31, 2006	$(491,818)	$(6,230)	$—	$(498,048)

Amortization expense related to intangible assets was $74.9 million, $42.1 million, and $34.0 million for the years ended December 31, 2006, 2005, and 2004, respectively.

The Company periodically evaluates the appropriateness of the amortization period to determine whether circumstances warrant revised estimates of the useful lives of its contributed and purchased merchant portfolios and other intangible assets. If, upon review, such revision of useful life is necessary, the remaining unamortized cost would be amortized over the revised useful life. In performing these reviews, the Company takes into account all currently available data. As a result of additional analysis of attrition statistics and other data, the Company’s U.S. operations revised the estimated useful lives of some of its purchased merchant portfolios effective January 1, 2006 from useful lives of eleven to forty years to useful lives of ten years. This change in estimate was applied on a prospective basis and resulted in additional amortization in 2006 of $13.8 million, which is included in depreciation and amortization on the combined statements of income and comprehensive income.

During 2006 and 2005, the Company purchased merchant portfolios totaling $1.6 million and $750 thousand, respectively, with a weighted-average amortization period of four years, and no significant residual value.

Chase Paymentech

NOTES TO COMBINED FINANCIAL STATEMENTS - CONTINUED

For the Year ended December 31, 2006 and

the Years Ended December 31, 2005 (unaudited) and 2004 (unaudited)

The following table presents the Company’s estimated amortization expense relating to intangible assets as of December 31, 2006, for the following years ending December 31 (in thousands):

2007	$17,572
2008	13,177
2009	9,299
2010	7,820
2011	7,640
Thereafter	6,351

Total	$61,859

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amounts for certain of the Company’s financial instruments including cash and cash equivalents, investments, accounts receivable, receivables related to merchant processing, accounts payable and liabilities related to merchant processing approximate fair value due to their short maturities. Accordingly, these instruments are not presented in the following table. The following table provides carrying amounts and estimated fair values of certain financial instruments (in thousands):

	2006		2005
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Investments	$136,202	$136,202	$99,118	$99,118
Cash flow hedges	—	—	1,552	1,552
Current portion of long-term debt	16,922	15,956	16,667	14,948
Long-term debt, net of current portion	—	—	16,959	16,144

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

Investments: Investments are carried at fair value, which is estimated based on market prices and management’s judgment, where no market exists.

Cash flow hedges: Cash flow hedges are carried at fair value based on quotes from brokers and represent the cash to be paid if the existing agreement had been settled at year-end.

Long-term debt: The fair values of the current and long-term portions of long-term debt were based on the present value of estimated cash flow for debt service based on the Company’s incremental borrowing rate.

Chase Paymentech

NOTES TO COMBINED FINANCIAL STATEMENTS - CONTINUED

For the Year ended December 31, 2006 and

the Years Ended December 31, 2005 (unaudited) and 2004 (unaudited)

NOTE 9 - INVESTMENTS

Available-for-Sale Investments

The Company had gross unrealized holding gains of $66 thousand, $47 thousand, and $130 thousand and gross unrealized holding losses of $(677) thousand, $(883) thousand, and $(2.1) million at December 31, 2006, 2005, and 2004, respectively, for its available-for-sale investments. For the years ended December 31, 2005 and 2004, the Company recognized impairments of $126 thousand and $881 thousand, respectively, on available-for-sale securities for declines in fair value deemed to be other-than-temporary in accordance with the provisions of the FASB - Emerging Issues Task Force Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. For the year ended December 31, 2006, there were no declines in the value of investments deemed to be other-than-temporary.

The total investment in available-for-sale securities was as follows at December 31, (in thousands):

	2006		2005
	Cost	Estimated fair value	Cost	Estimated fair value
Equity securities	$2,817	$2,817	$2,817	$2,817
Debt securities
U.S. Government obligations	6,052	6,005	6,205	6,093
Government agency obligations	12,827	12,740	21,462	21,316
Corporate obligations	77,654	77,650	39,507	39,419
Mutual funds	37,463	36,990	29,963	29,473

Total	$136,813	$136,202	$99,954	$99,118

The cost and estimated fair value of the Company’s debt securities, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities based on the Company’s investment policies.

	2006		2005
	Cost	Estimated fair value	Cost	Estimated fair value
Due in one year or less	$71,370	$71,357	$37,545	$37,496
Due in one through three years	12,961	12,872	15,512	15,330
Due in three through five years	4,197	4,217	4,768	4,733
Due in five through ten years	1,478	1,468	1,788	1,752
Due after ten years	6,527	6,481	7,561	7,517

Total	$96,533	$96,395	$67,174	$66,828

Chase Paymentech

NOTES TO COMBINED FINANCIAL STATEMENTS - CONTINUED

For the Year ended December 31, 2006 and

the Years Ended December 31, 2005 (unaudited) and 2004 (unaudited)

NOTE 10 - DEBT

Pursuant to an Asset Purchase Agreement, the Company is required to pay five annual non-interest bearing installments of CAD $20.0 million to The Bank of Nova Scotia (Scotiabank), the first of which was paid in November 2003. The final payment is due November 2007. The accompanying combined balance sheets include these amounts as current portion of long-term debt and long-term debt, net of current portion, net of imputed interest (at a rate of 1.75%) of $246 thousand and $785 thousand as of December 31, 2006 and 2005, respectively. Related interest expense of $552 thousand, $781 thousand, and $1.6 million is included in interest expense in the accompanying combined statements of income and comprehensive income for the years ended December 31, 2006, 2005, and 2004, respectively.

NOTE 11 - CASH FLOW HEDGES

The Company’s Canadian operations utilize short-term derivative financial instruments to enhance the ability to manage cash flow risks with respect to changes in foreign currency rates. These risks arise from the Canadian operation’s U.S. dollar denominated debt (see Note 10) and the forecasted repayment of debt. The Company recognizes all derivatives in either prepaid expenses and other current assets or other accrued expenses on the combined balance sheets at fair value. No contracts were held as of December 31, 2006. As of December 31, 2005, hedges with notional amounts of $95.0 million were outstanding, with a remaining contract length of 3 days. The net gain/(loss) recognized in income for the years ended December 31, 2006, 2005 and 2004, was $(2.3) million, $(956) thousand and $4 thousand, respectively, which was included in foreign currency exchange in the accompanying combined statements of income and comprehensive income.

In 2005, the Company began utilizing cash flow hedges with maturities of approximately one month instead of longer term derivative instruments. As such, any gains or losses were recorded in the Company’s results of operation in the period in which the gain or loss occurred. Prior to that time, the Company’s derivative instruments were afforded hedge accounting pursuant to SFAS 133. On the date the derivative instrument was entered into, the Company designated the derivative as a cash flow hedge of a forecasted transaction (repayment of debt). Changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge are generally recorded in other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

The Company formally documents all relationships between hedging instruments and the underlying hedged items, as well as its risk management objective and strategy for undertaking the hedge transaction. This process includes linking all derivatives that are designated as cash flow hedges to forecasted transactions.

The Company applies strict policies to manage its risks, including prohibition against derivatives trading, derivatives market-making or any other speculative activities. Although certain transactions have not qualified for hedge accounting, they were entered into for hedge purposes and were not considered speculative.

The Company’s counterparty in all derivative transactions is JPMC. The credit risk inherent in these agreements represents the possibility that a loss may occur from the nonperformance of the counterparty to the agreements. The Company believes its risk is minimal. The Company’s exposure is in U.S. dollars, so there is minimal risk that appropriate derivatives to maintain the hedging program would not be available in the future.

NOTE 12 - INCOME TAXES

The components of pretax income excluding minority interest are as follows (in thousands):

	For the Years Ended December 31,
	2006	2005	2004
Income before income taxes and minority interest - domestic	$535,640	$350,123	$253,045
Income (loss) before income taxes and minority interest - foreign	12,476	(3,413)	(6,530)

Total	$548,116	$346,710	$246,515

Chase Paymentech

NOTES TO COMBINED FINANCIAL STATEMENTS - CONTINUED

For the Year ended December 31, 2006 and

the Years Ended December 31, 2005 (unaudited) and 2004 (unaudited)

The components of the provision for income taxes are as follows (in thousands):

	For the Years Ended December 31,
	2006	2005	2004
Current
Federal income taxes	$50,289	$49,701	$41,282
State income taxes, net of Federal income tax benefit	12,090	7,822	11,185
Foreign income taxes	7	—	—

Total	62,386	57,523	52,467
Deferred
Federal income taxes	9,328	4,150	3,783
State income taxes, net of Federal income tax benefit	52	(98)	(31)
Foreign income taxes	—	—	—

Total	9,380	4,052	3,752

Total provision for income taxes	$71,766	$61,575	$56,219

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes and minority interest due to the following:

	2006	2005	2004
Statutory tax rate applied to income before income taxes and minority interest	35.0%	35.0%	35.0%
State income taxes, net of Federal income tax benefit	1.4%	1.4%	2.9%
Effect of flow-through income	(23.5%)	(19.2%)	(17.0%)
Amortization of goodwill, merchant portfolios and other intangibles	0.1%	0.2%	0.3%
Share-based payment excess deferred taxes	0.0%	0.2%	1.3%
Other, net	0.1%	0.2%	0.3%

Effective tax rate	13.1%	17.8%	22.8%

The effective tax rates include the effect of flow-through income that is included in JPMC’s and FDC’s applicable tax returns. The change in the effective tax rate is primarily the result of the integration of CMS on October 1, 2005 that reduced the ownership percentage of FDC Offer Corp. and subsidiaries in the U.S. operations and in turn reduced the percentage of income subject to tax at FDC Offer Corp. and subsidiaries. The rate is reduced to a lesser extent by the favorable settlement of a state income tax audit and the release of related reserves.

Chase Paymentech

NOTES TO COMBINED FINANCIAL STATEMENTS - CONTINUED

For the Year ended December 31, 2006 and

the Years Ended December 31, 2005 (unaudited) and 2004 (unaudited)

Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the book and tax basis of the Company’s assets and liabilities. Net deferred tax assets and liabilities are included in deferred income taxes on the combined balance sheets. The Company’s net deferred tax assets and liabilities consist of the following at December 31, (in thousands):

	2006	2005
Deferred tax assets related to:
Current
Accrued expenses and reserves	$185	$1,287
Tax attribute carryforwards	—	6,595
Other	14	95

Total current	199	7,977

Non-current
Accrued pension benefits	1,293	1,372
Other employee benefits	3,920	3,145
Tax attribute carryforwards	620	603
Other	—	833

Total non-current	5,833	5,953

Total deferred tax assets	6,032	13,930

Valuation allowance	(620)	(603)

Realizable deferred tax assets	5,412	13,327

Deferred tax liabilities related to:
Current
Accrued expenses and reserves	—	(613)
Non-Current
Depreciation and amortization	(33,257)	(31,179)

Total deferred tax liabilities	(33,257)	(31,792)

Net deferred tax liabilities	$(27,845)	$(18,465)

As of December 31, 2006 and 2005, the Company had valuation allowances of $620 thousand and $603 thousand, respectively, against U.S. capital loss carryforwards. It is more likely than not that the tax benefit of those capital losses will not be recognized due to statutory limitations.

Net income tax payments of $58.2 million in 2006 are less than current expense primarily due to refunds received from prior years, benefit of deferral due to tax fiscal year and tax benefits associated with the exercise of stock options. Income tax payments of $51.8 million in 2005 and $42.1 million in 2004 are less than current expense for those years primarily due to tax benefits associated with the exercise of stock options and benefit of deferral due to tax fiscal year.

NOTE 13 – SEGMENT REPORTING

Operating segments are defined by SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (CODM) in deciding how to allocate resources and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company classifies its business into two reporting segments for financial reporting purposes consisting of its U.S. and Canadian operations.

Chase Paymentech

NOTES TO COMBINED FINANCIAL STATEMENTS - CONTINUED

For the Year ended December 31, 2006 and

the Years Ended December 31, 2005 (unaudited) and 2004 (unaudited)

The business segments’ measurements provided to, and evaluated by, the Company’s CODM are computed in accordance with the accounting policies described in Note 2.

The Company’s U.S. operations process electronic payments of credit, debit, fleet, and stored value card transactions for merchants throughout North America.

The Company’s Canadian operations process electronic payments of credit and debit card transactions, including the rental of point-of-sale equipment for merchants in Canada.

	As of and For the Year Ended December 31, 2006
	(in thousands)
	U.S.	Canada	Corporate and Eliminations	Combined
Revenues:
Transaction and processing services	$1,112,781	$66,892	$—	$1,179,673
Transaction and processing services – inter-segment	15,032	—	(15,032)	—
Point-of-sale equipment and supplies	1,477	25,433	—	26,910

Total segment reporting revenues	$1,129,290	$92,325	$(15,032)	$1,206,583

Interest income (expense), net	$66,790	$(701)	$741	$66,830
Depreciation and amortization	94,358	19,305	—	113,663
Income before income taxes and minority interest	535,461	12,476	179	548,116
Provision for income taxes	8,556	—	63,210	71,766
Total assets	5,731,888	463,806	(14,745)	6,180,949
Goodwill	247,549	124,735	—	372,284
Long-lived assets, net	83,410	62,741	—	146,151
Expenditures for long-lived assets	40,826	11,563	—	52,389

Chase Paymentech

NOTES TO COMBINED FINANCIAL STATEMENTS - CONTINUED

For the Year ended December 31, 2006 and

the Years Ended December 31, 2005 (unaudited) and 2004 (unaudited)

	As of and For the Year Ended December 31, 2005
	(in thousands)
	U.S.	Canada	Corporate and Eliminations	Combined
Revenues:
Transaction and processing services	$728,255	$56,055	$—	$784,310
Transaction and processing services – inter-segment	14,066	—	(14,066)	—
Point-of-sale equipment and supplies	1,974	22,814	—	24,788

Total segment reporting revenues	$744,295	$78,869	$(14,066)	$809,098

Interest income (expense), net	$31,425	$(6,104)	$1,338	$26,659
Depreciation and amortization	60,285	16,237	—	76,522
Income before income taxes and minority interest	350,423	(3,413)	(300)	346,710
Provision for income taxes	4,165	—	57,410	61,575
Total assets	4,133,085	383,679	(88,414)	4,428,350
Goodwill	247,549	125,014	—	372,563
Long-lived assets, net	135,488	70,396	—	205,884
Expenditures for long-lived assets	22,017	12,227	—	34,244

	For the Year Ended December 31, 2004
	(in thousands)
	U.S.	Canada	Corporate and Eliminations	Combined
Revenues:
Transaction and processing services	$561,068	$51,413	$—	$612,481
Transaction and processing services – inter-segment	2,860	—	(2,860)	—
Point-of-sale equipment and supplies	4,441	21,779	—	26,220

Total segment reporting revenues	$568,369	$73,192	$(2,860)	$638,701

Interest income (expense), net	$9,865	$(2,896)	$1,529	$8,498
Depreciation and amortization	52,482	13,553	—	66,035
Income before income taxes and minority interest	267,399	(6,530)	(14,354)	246,515
Provision for income taxes	7,937	—	48,282	56,219

Chase Paymentech

NOTES TO COMBINED FINANCIAL STATEMENTS - CONTINUED

For the Year ended December 31, 2006 and

the Years Ended December 31, 2005 (unaudited) and 2004 (unaudited)

NOTE 14 – BENEFIT PLANS

Pension Plans

The Company provides a qualified noncontributory defined benefit pension plan (Pension Plan) for its eligible U.S. employees. The net periodic pension expense included in salaries and employee benefits on the combined statements of income and comprehensive income for the Pension Plan was $3.6 million, $2.8 million, and $2.7 million for the years ended December 31, 2006, 2005, and 2004, respectively.

The Company generally funds at least the minimum amount required under the Employee Retirement Income Security Act of 1974. Contributions are intended to provide not only for benefits attributed to compensation to date, but also for compensation increases to be earned in the future. Each participant’s cash balance account is credited with an amount equal to 4% of the participant’s eligible compensation, plus interest at a rate of 5% per year. Each participant becomes fully vested in benefits under this plan after five years of enrollment. Prior to that time, no portion of a participant’s benefit is vested.

The Company also provides a SERP, for select senior management that will provide certain benefits upon retirement, death, or disability. The net periodic expense included in salaries and employee benefits on the combined statements of income and comprehensive income for the SERP was $173 thousand, $77 thousand, and $116 thousand for the years ended December 31, 2006, 2005, and 2004, respectively.

Chase Paymentech

NOTES TO COMBINED FINANCIAL STATEMENTS - CONTINUED

For the Year ended December 31, 2006 and

the Years Ended December 31, 2005 (unaudited) and 2004 (unaudited)

A summary of the Pension Plan and the SERP’s change in benefit obligation, change in plan assets, and funded status are as follows as of and for the years ended December 31, 2006 and 2005 (in thousands):

	Pension Plan		SERP
	2006	2005	2006	2005
Change in benefit obligation:
Benefit obligation at beginning of year	$18,445	$15,129	$443	$455
Service cost	3,690	2,817	137	56
Interest cost	1,027	821	31	24
Benefits paid	(2,590)	(787)	(133)	(73)
Actuarial gain/(loss)	429	465	109	(19)

Benefit obligation at end of year	21,001	18,445	587	443

Change in plan assets:
Fair value of plan assets at beginning of year	14,897	11,541	—	—
Actual return on plan assets	1,809	886	—	—
Employer contributions	3,650	3,257	133	73
Benefits paid	(2,590)	(787)	(133)	(73)

Fair value of plan assets at end of year	17,766	14,897	—	—

Funded status	$(3,235)	$(3,548)	$(587)	$(443)

Unrecognized net actuarial loss	—	3,683	—	15
Unrecognized prior service cost	—	30	—	(21)

(Accrued)/prepaid pension cost	—	165	—	(449)
Adjustment for minimum liability	—	(3,713)	—	—

Net amount recognized	$(3,235)	$(3,548)	$(587)	$(449)

The liabilities recognized on the combined balance sheet were $3.2 million and $3.5 million and $587 thousand and $449 thousand for the Pension Plan and SERP respectively, at December 31, 2006 and 2005, respectively.

Chase Paymentech

NOTES TO COMBINED FINANCIAL STATEMENTS - CONTINUED

For the Year ended December 31, 2006 and

the Years Ended December 31, 2005 (unaudited) and 2004 (unaudited)

Amounts recognized in accumulated other comprehensive income, net of tax, at December 31, 2006, 2005, and 2004 consisted of (in thousands):

	Pension Plan
	2006	2005	2004
Additional minimum liability	$—	$(2,312)	$(2,026)
Adjustment for the adoption of SFAS 158	(2,163)	—	—

Amount recognized in accumulated other comprehensive income	$(2,163)	$(2,312)	$(2,026)

	SERP
	2006	2005	2004
Additional minimum liability	$—	$—	$(6)
Adjustment for the adoption of SFAS 158	(62)	—	—

Amount recognized in accumulated other comprehensive income	$(62)	$—	$(6)

The estimated net actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income (pretax), into net periodic benefit cost during 2007 are $121 thousand and $2 thousand for the Pension Plan and $5 thousand and $(3) thousand for the SERP, respectively.

The Pension Plan’s accumulated benefit obligation was in excess of plan assets at December 31, 2006 and 2005 as follows (in thousands):

	2006	2005
Projected benefit obligation	$21,001	$18,445
Accumulated benefit obligation	21,001	18,445
Fair value of plan assets	17,766	14,897

The SERP’s accumulated benefit obligation was in excess of plan assets at December 31, 2006 and 2005 as follows (in thousands):

	2006	2005
Projected benefit obligation	$587	$443
Accumulated benefit obligation	587	443
Fair value of plan assets	—	—

A summary of the components of net periodic pension expense for the years ended December 31, 2006, 2005, and 2004 is as follows (in thousands):

	Pension Plan
	2006	2005	2004
Service cost	$3,690	$2,817	$2,315
Interest cost	1,027	821	863
Expected return on plan assets	(1,351)	(1,064)	(845)
Recognized net actuarial loss	261	201	403
Amortization of prior service cost	2	(1)	(1)

Net periodic benefit cost	$3,629	$2,774	$2,735

Chase Paymentech

NOTES TO COMBINED FINANCIAL STATEMENTS - CONTINUED

For the Year ended December 31, 2006 and

the Years Ended December 31, 2005 (unaudited) and 2004 (unaudited)

	SERP
	2006	2005	2004
Service cost	$137	$56	$70
Interest cost	31	24	32
Recognized net actuarial loss	8	—	17
Amortization of prior service cost	(3)	(3)	(3)

Net periodic benefit cost	$173	$77	$116

Weighted-average assumptions used to determine the benefit obligations of the Pension Plan and SERP at December 31, 2006 and 2005 were:

	Pension Plan
	2006	2005
Discount rate	5.75%	5.50%
Expected rate of increase in compensation levels	5.00%	5.00%
Expected long-term rate of return on assets	8.50%	8.50%

	SERP
	2006	2005
Discount rate	5.75%	5.50%
Expected rate of increase in compensation levels	5.00%	5.00%

Chase Paymentech

NOTES TO COMBINED FINANCIAL STATEMENTS - CONTINUED

For the Year ended December 31, 2006 and

the Years Ended December 31, 2005 (unaudited) and 2004 (unaudited)

Weighted-average assumptions used to determine net periodic benefit cost for the Pension Plan and SERP for the years ended December 31, 2006, 2005 and 2004 were:

	Pension Plan
	2006	2005	2004
Discount rate	5.50%	5.50%	6.00%
Expected rate of increase in compensation levels	5.00%	5.00%	5.00%
Expected long-term rate of return on assets	8.50%	8.50%	8.50%

	SERP
	2006	2005	2004
Discount rate	5.50%	5.50%	6.00%
Expected rate of increase in compensation levels	5.00%	5.00%	5.00%

Future benefits are assumed to increase in a manner consistent with past experience of the Pension Plan and SERP, which includes assumed salary increases as presented above. In developing these assumptions, the Company evaluated input from actuaries and plan asset managers, including their review of asset class return expectations, historical average annual returns, and long-term inflation assumptions.

The Pension Plan weighted-average asset allocation and target allocation as of December 31, 2006 and 2005 presented as a percentage of total plan assets were as follows:

	Asset Allocation
	2006	2005
Equity securities	72%	71%
Debt securities	23	26
Cash and cash equivalents	5	3

Total	100%	100%

Chase Paymentech

NOTES TO COMBINED FINANCIAL STATEMENTS - CONTINUED

For the Year ended December 31, 2006 and

the Years Ended December 31, 2005 (unaudited) and 2004 (unaudited)

	Target Allocation
	2006	2005
Equity securities	70%	60%
Debt securities	25	25
International equity securities	—	10
Cash and cash equivalents	5	5

Total	100%	100%

It is the Company’s policy to invest Pension Plan assets in a diversified portfolio utilizing the target asset allocation shown above as a guide. Deviations from the target allocation may be authorized by the Employee Benefits Committee. Investment risk is limited by diversification both within and between asset classes. The investment objective for the Pension Plan is to earn long-term investment returns in excess of inflation and at least equal to the actuarial discount rate used to calculate the Pension Plan’s liability. Contributions to and disbursements from the fund are used to rebalance towards the target allocation to the extent practical.

Pension Plan assets at December 31, 2006 and 2005 included shares of a money market fund managed by JPMorgan Asset Management, a subsidiary of JPMC, with a fair value of $819 thousand or 5% and $421 thousand or 3% of total plan assets, respectively.

The Company expects to contribute approximately $4.7 million to the Pension Plan in 2007. As of December 31, 2006, the benefit payments expected to be paid by the Pension Plan and the SERP for each of the following five years ending on December 31, and for the subsequent five-year period ending on December 31, 2016 were as follows (in thousands):

	Pension Plan	SERP
2007	$1,684	$8
2008	2,142	20
2009	2,168	18
2010	2,479	22
2011	2,601	26
2012 through 2016	15,661	209

Total	$26,735	$303

Retirement Savings Plan

The Company provides a Retirement Savings Plan (Savings Plan) for its eligible U. S. employees. The Savings Plan is a defined contribution plan under sections 401(a) and 401(k) of the Internal Revenue Code which provides savings and investment opportunities. Pretax contributions of up to 6% of an eligible employee’s defined compensation are matched 50% by the

Chase Paymentech

NOTES TO COMBINED FINANCIAL STATEMENTS - CONTINUED

For the Year ended December 31, 2006 and

the Years Ended December 31, 2005 (unaudited) and 2004 (unaudited)

Company. Salaries and employee benefits included $2.2 million, $1.7 million, and $1.6 million of expense relating to the Savings Plan on the combined statements of income for the years ended December 31, 2006, 2005, and 2004, respectively. Savings Plan assets included 39 thousand and 44 thousand shares of JPMC common stock, representing 3% of plan assets as of December 31, 2006 and 2005, respectively.

Canada Pension Plan

The Company provides a registered defined contributory pension plan (Canada Pension Plan) for its eligible Canadian employees. The net periodic expense included in salaries and employee benefits for the plan was $536 thousand, $457 thousand, and $354 thousand on the combined statements of income and comprehensive income for the years ended December 31, 2006, 2005, and 2004, respectively.

Canada Retirement Savings Plan

The Company provides a Registered Retirement Savings Plan (Registered Savings Plan) for its eligible Canadian employees. The Registered Savings Plan is a defined contribution plan which provides savings and investment opportunities. Pretax contributions of up to 6% of an eligible employee’s defined compensation are matched 50% by the Company. Salaries and employee benefits included $300 thousand, $262 thousand, and $223 thousand of expense relating to the Registered Savings Plan on the combined statements of income and comprehensive income for the years ended December 31, 2006, 2005, and 2004, respectively.

Stop Loss

The Company provides medical insurance through a variety of third party Administrative Services Agreements. In order to manage its insurance risk, the Company purchases individual and aggregate stop loss coverage policies. The policies provide for payment of eligible expenses in excess of the Company’s individual obligation of $150 thousand per covered individual, not to exceed $2 million over the lifetime of a covered individual. Aggregate stop loss coverage provided for in the policies becomes effective at the Aggregate Benefit Attachment Point, which was $11.6 million, $7.4 million, and $3.8 million for 2006, 2005, and 2004 respectively. A risk exists to the Company with respect to recoveries under the stop loss contracts in the event the stop loss company is unable to meet its obligations.

The Company’s estimated liability for claims incurred but not reported at December 31, 2006 and 2005 was $1.8 million and $1.6 million, respectively, which is included in other accrued expenses on the combined balance sheets.

Long-Term Incentive Plan

Certain employees of the Company are participants in a Long-Term Incentive Plan (LTIP), which provides for cash awards, subject to certain vesting periods and adjustments based on the performance of JPMC and FDC stock, including dividends. The LTIP began in 2005, and awards vest over a three-year period with 50% of the award vesting after two years of service and the remaining 50% vesting after the third year of service. The Company records expense over the related vesting periods. For the years ended December 31, 2006 and 2005, $12.0 million and $4.1 million, respectively, of expense relating to LTIP grants were included in salaries and employee benefits on the combined statements of income and comprehensive income. The related liability is included in other accrued liabilities on the combined balance sheets.

Deferred Compensation Plan

The Company has a deferred compensation plan (the Deferred Comp Plan). The Deferred Comp Plan provides certain management and highly compensated employees the opportunity to defer up to 90% of their annual base salary and 90% of their bonus compensation. Each plan participant is fully vested in all deferred compensation and earnings credited to his or her account.

The liability under the Deferred Comp Plan was $7.9 million and $5.3 million at December 31, 2006 and 2005, respectively. The Company’s expense under the Deferred Comp Plan totaled $261 thousand, $266 thousand, and $146 thousand for the years ended December 31, 2006, 2005, and 2004, respectively.

Chase Paymentech

NOTES TO COMBINED FINANCIAL STATEMENTS - CONTINUED

For the Year ended December 31, 2006 and

the Years Ended December 31, 2005 (unaudited) and 2004 (unaudited)

NOTE 15 – SHARE-BASED PAYMENT

Under a share-based payment plan (Stock Option Plan) established in 1999, the Company granted non-qualified stock options to certain employees. The purpose of the Stock Option Plan is to provide an incentive to our key employees to better align their interests with the interests of the Company. The Company issued the last option grants under this plan in 2004 and does not intend to provide for any additional grants of options in the future.

The Stock Option Plan allows for grants of options to purchase up to 10 million shares of Class B Common Stock of Paymentech, Inc. ($0.01 par value) (the Shares). The options are granted with exercise prices equal to or greater than the fair market value of Paymentech, Inc.’s stock on the date of grant; have graded vesting over a period of three years with 50% of the award vesting on the second anniversary of the date of grant, and the remaining 50% on the third anniversary of the date of grant; and expire 10 years from the date of grant.

Upon exercise of the options for the issuance of Shares, the Shares become subject to both put and call redemption features. Holders of Shares may require the Company to repurchase any or all of such holder’s Shares during the period beginning on the 180th day following the date of issuance of such Shares and ending at the end of the 200th day following the date of issuance of such Shares. If the holder does not elect to exercise their put right, the Company has the right, but not the obligation, to call for purchase any or all of such holder’s Shares at any time beginning on the 201st day following the date of issuance. In either event, the purchase price for such Shares will be the fair market value of such Shares on the date of redemption. In addition to these restrictions, in the event the shareholder does not exercise their put rights and the Company does not exercise its call rights, the shareholder is obligated to offer their Shares to the Company for purchase upon the same terms they propose to sell such Shares to a third party. When options are exercised the Company issues new shares.

The Stock Option Plan provides that, in the event of changes in equity securities by reason of change in capitalization, such as a reclassification, recapitalization, merger, consolidation, reorganization or other similar event, appropriate adjustments in the aggregate number of Shares subject to the Stock Option Plan and/or the exercise price and number of Shares purchasable upon the exercise of any option previously granted will be made. Additionally, the plan provides that upon such events, any unvested options would become fully vested. Two such events recently occurred. The first event resulted in accelerated vesting of all outstanding options in 2004 and the second resulted in modifications to exercise prices and number of options relating to anti-dilution provisions in 2005.

Accelerated vesting

As a result of JPMC’s merger with Bank One in July 2004, which was a change in control under the Stock Option Plan, all outstanding options became fully vested. The Company recognized compensation expense of $9.0 million in conjunction with this accelerated vesting.

Modifications

As a result of the October 1, 2005 integration of CMS into the Company, which had a dilutive effect for the entity which provides the Stock Option Plan, the Company modified the exercise prices and number of outstanding options to maintain the value of the options to the option holders. The modification affected 241 option holders. As the value of the options were the same before and after the modification, no incremental expense was recorded as a result of the modification.

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model. Since the Company is not publicly traded, the Black-Scholes calculation utilizes valuations performed by an external valuation firm based on (a) stock market valuations of public companies in comparable businesses, (b) recent transactions involving comparable companies, (c) any adverse impact on the Company’s earnings resulting from affiliate transactions, and (d) any other factors that the Company’s board or committee appointed by the Company’s board deems relevant. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. For the final grants from the Stock Option Plan in 2004, the assumptions used to determine the fair value of $12.17 were a dividend yield of 0.18%, a risk-free interest rate of 3.18%, volatility of 43.5%, and an expected option term of 5 years.

Chase Paymentech

NOTES TO COMBINED FINANCIAL STATEMENTS - CONTINUED

For the Year ended December 31, 2006 and

the Years Ended December 31, 2005 (unaudited) and 2004 (unaudited)

The following schedule summarizes stock option activity for the years ended December 31, 2006, 2005, and 2004 (in thousands, except per share data):

	Number of Options	Weighted-Average Exercise Price
Outstanding at December 31, 2003	3,399	$27.42
Granted	21	$32.50
Exercised	(2,104)	$27.19
Forfeited or expired	(46)	$29.24

Outstanding at December 31, 2004	1,270	$27.80
Exercised	(706)	$28.13
Forfeited or expired	(22)	$28.28

Outstanding at September 30, 2005	542	$27.36
Anti-dilution adjustment on October 1, 2005	104	$24.48
Exercised	(32)	$21.11
Forfeited or expired	(4)	$23.27

Outstanding at December 31, 2005	610	$24.66
Exercised	(228)	$24.09
Forfeited or expired	(22)	$23.52

Outstanding at December 31, 2006	360	$25.10

Options exercisable at:
December 31, 2004	1,270	$27.80
December 31, 2005	610	$24.66
December 31, 2006	360	$25.10

Chase Paymentech

NOTES TO COMBINED FINANCIAL STATEMENTS - CONTINUED

For the Year ended December 31, 2006 and

the Years Ended December 31, 2005 (unaudited) and 2004 (unaudited)

All of the Company’s outstanding options were fully vested, and therefore exercisable, as of December 31, 2006. The following table summarizes the options outstanding and exercisable at December 31, 2006 (options in thousands):

	Options Outstanding and Exercisable
Range of Exercise Prices	Options Outstanding	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price
$17.77-$22.33	95	2.8	$20.59
$22.34-$25.72	96	4.4	$25.68
$25.73-$27.42	162	5.9	$27.26
$27.43-$29.03	7	6.8	$28.87

Totals	360	4.7	$25.10

The Company recognized no compensation cost related to options in 2006 or 2005. The Company recognized compensation cost of $13.8 million in 2004 which is included in salaries and employee benefits in the combined statements of income and comprehensive income. Tax benefit (expense) related to stock option activity was $(67) thousand, $(690) thousand and $1.7 million for the years ended December 31, 2006, 2005 and 2004 respectively.

As a result of the redemption features in the Stock Option Plan, the Company expects to repurchase 114 thousand outstanding Shares in 2007.

The intrinsic value of options outstanding and exercisable as of December 31, 2006 was $6.4 million.

NOTE 16 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures and non-cash financing activities for the years ended December 31, 2006, 2005 and 2004 are as follows (in thousands):

	2006	2005	2004
Supplemental cash flow information:
Cash paid for income taxes	$58,195	$51,780	$42,138
Cash paid for interest	17,687	4,340	331
Supplemental non-cash financing activities:
Capital contribution for services paid on the Company’s behalf	$—	$30,434	$—
Non-cash distributions	863	939	151

NOTE 17—RELATED PARTIES

The Company has multiple relationships with JPMC and FDC as described below.

JPMC

JPMC serves as the Company’s primary bank and provides depository accounts, as well as investment, treasury management, and hedging services. Interest income and interest expense related to these services is included in other income on the combined statements of income and comprehensive income.

Pursuant to a referral agreement, JPMC is obligated to refer customers for credit and debit card processing services to the Company. Fees related to these referrals offset revenue on the combined statements of income and comprehensive income. The payable related to these services is included in current liabilities on the combined balance sheets.

Chase Paymentech

NOTES TO COMBINED FINANCIAL STATEMENTS - CONTINUED

For the Year ended December 31, 2006 and

the Years Ended December 31, 2005 (unaudited) and 2004 (unaudited)

The Company performs transaction processing services for various JPMC entities. Revenue for these services is included in revenue on the combined statements of income and comprehensive income. The receivable related to these services is included in accounts receivable on the combined balance sheets.

JPMC has agreed to indemnify the Company against certain losses, if any, which would result from the provision of bankcard processing services to certain airline merchants. Pursuant to these indemnification agreements, the Company pays JPMC an indemnification fee which is included in operating expenses on the combined statements of income and comprehensive income.

The Company entered into a Processing and Development Agreement with JPMC in 2006 providing for the Company to perform development, processing and support services for JPMC’s private label and co-brand payment card program. Revenue for these services is included in revenue on the combined statements of income and comprehensive income. The receivable related to these services is included in accounts receivable on the combined balance sheets.

JPMC leases office space to the Company. Rent associated with these leases is included in operating expenses on the combined statements of income and comprehensive income.

JPMC processes, prints, and mails a portion of the Company’s daily, weekly, and monthly merchant statements. Fees related to these services are included in operating expenses on the combined statements of income and comprehensive income. Fees accrued related to these services are included in other accrued expenses on the combined balance sheets.

The Company utilizes the gateway services of JPMC to process credit card transactions for certain merchants on various platforms of the Company. Fees related to these services are included in operating expenses on the combined statements of income and comprehensive income.

The Company entered into a loyalty program agreement with JPMC in 2006 whereby JPMC processes on-line loyalty transactions submitted by the Company. Fees related to these services are included in operating expenses on the combined statements of income and comprehensive income.

Pursuant to various Sponsorship Agreements between the Company and JPMorgan Chase Bank, N.A. (JPMC Bank), and between the Company and J.P. Morgan Europe Limited (JPMEL), wholly-owned subsidiaries of JPMorgan Chase & Co., JPMC Bank and JPMEL are obligated to provide sponsorship for VISA, MasterCard and other card brands and debit networks necessary to process transactions through such card brands and debit networks. The Company indemnifies JPMC Bank and JPMEL against liabilities, reimburses JPMC Bank and JPMEL for fees and assessments, and pays JPMEL sponsorship fees relating to business conducted pursuant to the Sponsorship Agreements. The fees related to these transactions are included in operating expenses on the combined statements of income and comprehensive income. Fees accrued related to these services are included in other accrued expenses on the combined balance sheets.

JPMC serves as the trustee of the Company’s Deferred Comp Plan. Fees related to these services are included in operating expenses on the combined statements of income and comprehensive income.

FDC

BOPS entered into a ten-year agreement in 1999 with First Data Merchant Services Corporation (FDMS), a wholly-owned subsidiary of FDC, for the transaction servicing of some of the Company’s merchant transactions for its U.S. operations, as well as the provision of related services, such as chargeback management, fraud monitoring, collections, merchant settlement and customer service. Additionally, the Company entered into an agreement with FDMS for the transaction servicing of merchant transactions for the Company’s Canadian operations, as well as the provision of related services. The Company also receives certain payer authentication and multi-currency related services from FDMS. The negotiation and execution of revised

Chase Paymentech

NOTES TO COMBINED FINANCIAL STATEMENTS - CONTINUED

For the Year ended December 31, 2006 and

the Years Ended December 31, 2005 (unaudited) and 2004 (unaudited)

U.S. and Canadian agreements covering all of the above described services are pending. Fees related to these services are included in operating expenses on the combined statements of income and comprehensive income and are based on a revised fee schedule agreed upon by FDC and JPMC. The related payable is included in payables to related parties on the combined balance sheets.

The Company utilizes the services of TASQ Technology, Inc. (TASQ), a wholly-owned subsidiary of FDC, for the deployment of card processing point-of-sale equipment and related software at customer locations in the U.S. The Company also purchases supplies from TASQ for distribution to its U.S. merchants. As of December 31, 2006 and 2005, amounts accrued for these services were included in current liabilities on the combined balance sheets. Expenses related to these services and supplies offset revenue on the sale of point-of-sale equipment and are included in revenue on the combined statements of income and comprehensive income. Fees accrued related to these services are included in other accrued expenses on the combined balance sheets.

Pursuant to agreements with certain debit networks owned by FDC, the Company processes debit card transactions via those debit networks and is required to pay certain debit network fees. Fees paid related to these agreements are included in operating expense on the combined statements of income and comprehensive income. Fees accrued related to these services are included in other accrued expenses on the combined balance sheets.

The Company entered into an employee lease arrangement under which FDMS provided employees to work at the direction of the Company. The term of the agreement was from January 1, 2006 through December 31, 2006. Expenses incurred under this leasing arrangement are included in salaries and employee benefits on the combined statements of income and comprehensive income. The payable related to these services is included in payables to related parties and other accrued expenses on the combined balance sheets.

The Company entered into an agreement with FDC in 2003 to provide data transmission services for certain FDMS merchants. Revenue for these services is included in revenue on the combined statements of income and comprehensive income. The related receivable is included in accounts receivables on the combined balance sheets.

The Company provides authorization services, draft capture, electronic transmission of data settlement, and summary transaction reports for FDC. Revenue for these services is included in revenue on the combined statements of income and comprehensive income. The related receivable is included in accounts receivable on the combined balance sheets.

The Company entered into a service agreement with OmniPay Limited (OmniPay), an affiliate of FDC, in 2006 for the provision of clearing and related services for international merchant transactions. Fees related to these services are included in operating expenses on the combined statements of income and comprehensive income. Fees accrued related to these services are included in other accrued expenses on the combined balance sheets.

Pursuant to a MasterCard Sponsorship Agreement between the Company and First Data Loan Company, Canada (FDLCC), a wholly-owned subsidiary of FDC, FDLCC is obligated to provide MasterCard sponsorship necessary to process Canadian MasterCard transactions. The Company indemnifies FDLCC against liabilities, reimburses FDLCC for fees and assessments, and pays FDLCC sponsorship fees relating to business conducted pursuant to the agreement. Fees for sponsorship are included in operating expenses, and assessments offset revenue on the combined statements of income and comprehensive income. The payables related to these services is included in other accrued expenses and accrued assessments on the combined balance sheets.

The Company manages a merchant portfolio for FDMS pursuant to an Account Management Services Agreement. Revenue for these services is included in revenue on the combined statements of income and comprehensive income.

Chase Paymentech

NOTES TO COMBINED FINANCIAL STATEMENTS - CONTINUED

For the Year ended December 31, 2006 and

the Years Ended December 31, 2005 (unaudited) and 2004 (unaudited)

The Company has entered into an agreement with TeleCheck Services, Inc., a wholly-owned subsidiary of FDC, whereby the Company participates as a sales agent to sell certain proprietary check acceptance services and products to the Company’s merchants. Revenue for these services is included in revenue on the combined statements of income and comprehensive income.

In January 2006 the Company repaid its short-term borrowing from FDMS. Until that date CMS borrowed from FDMS on an overnight basis to cover various funding needs at a variable interest rate (4% at December 31, 2005). The payable associated with this borrowing was included in payables to related parties on the combined balance sheet at December 31, 2005.

A summary of the amounts included on the combined balance sheets and the combined statements of income and comprehensive income as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005, and 2004 is as follows (in thousands):

		2006
Related Party	Nature of Relationship	Receivables from (payables to) related parties	Revenue (expense)
JPMC	Banking and investment management services	$2,411	$57,150
	Customer referral program	(312)	(3,267)
	Transaction services	255	3,024
	Indemnification agreements	(333)	(2,422)
	Private label and co-brand program	975	1,933
	Rent	—	(1,478)
	Merchant statements	(85)	(1,268)
	Gateway services	—	(663)
	Loyalty program	—	(379)
	Sponsorship agreements	(60)	(60)
	Benefit plan administration	—	(2)

FDC	Transaction servicing and related services	(30,364)	(210,824)
	Point-of-sale equipment and supplies	(11,554)	(31,633)
	Debit interchange	(1,951)	(16,936)
	Employee lease arrangement	(2,583)	(14,921)
	Data transmission services	927	5,617
	Authorization services	470	3,435
	International transaction servicing	(469)	(2,090)
	Sponsorship agreements	(668)	(1,442)
	Portfolio management services	103	1,239
	Sales of check acceptance services	—	236
	Short-term financing	—	(17)

Chase Paymentech

NOTES TO COMBINED FINANCIAL STATEMENTS - CONTINUED

For the Year ended December 31, 2006 and

the Years Ended December 31, 2005 (unaudited) and 2004 (unaudited)

		2005
Related Party	Nature of Relationship	Receivables from (payables to) related parties	Revenue (expense)
JPMC	Banking and investment management services	$(740)	$19,804
	Customer referral program	(331)	(1,543)
	Transaction services	218	541
	Rent	—	(1,667)
	Merchant statements	(85)	(1,017)
	Benefit plan administration	—	(3)

FDC	Transaction servicing and related services	(50,727)	(99,008)
	Point-of-sale equipment and supplies	(4,285)	(22,714)
	Debit interchange	(1,415)	(12,294)
	Data transmission services	879	5,455
	Authorization services	683	4,318
	Sponsorship agreements	(492)	(835)
	Portfolio management services	42	125
	Sales of check acceptance services	—	124
	Short-term financing	(23,867)	(123)

		2004
Related Party	Nature of Relationship	Revenue (expense)
JPMC	Banking and investment management services	$4,533
	Customer referral program	(1,247)
	Transaction services	344
	Rent	(695)
	Merchant statements	(198)
	Benefit plan administration	(3)

FDC	Transaction servicing and related services	(44,904)
	Point-of-sale equipment and supplies	(16,929)
	Debit interchange	(9,297)
	Data transmission services	5,611
	Authorization services	4,599
	Sponsorship agreements	(263)
	Sales of check acceptance services	97

NOTE 18 – OWNERS’ EQUITY

As discussed in Note 1, the Company includes a combination of corporations, LP’s, LLC’s and a general partnership. Information regarding the capital structure of these entities is shown below.

Corporations

FDC Offer Corp.

FDC Offer Corp’s authorized and outstanding common stock as of December 31, 2006 and 2005 consisted of 1,000 shares of common stock (FDC Offer Corp. Common Stock), par value $0.01 per share. All FDC Offer Corp. Common Stock outstanding is owned by JPMC and FDC. The shares of FDC Offer Corp. are restricted from transfer, without the consent of the other shareholder.

Chase Paymentech

NOTES TO COMBINED FINANCIAL STATEMENTS - CONTINUED

For the Year ended December 31, 2006 and

the Years Ended December 31, 2005 (unaudited) and 2004 (unaudited)

Paymentech, Inc.

Paymentech, Inc.’s authorized capital stock consists of a total of 70,000,000 shares, as follows: 60,000,000 shares of Class A Common Stock, par value $0.01 per share, and 10,000,000 Shares of Class B Common Stock, par value $0.01 per share.

As of December 31, 2006 and 2005 there were 36,451,566 shares of Class A Common Stock outstanding. FDC Offer Corp holds all issued and outstanding Class A Common Stock. Holders of shares of Class A Common Stock are entitled to one vote per share on all matters submitted to a vote of our stockholders. There is no right to cumulative voting for the election of directors. Holders of shares of Class A Common Stock are entitled to receive dividends, paid in accordance with the instructions of the board of directors out of funds legally available therefore. In the event of liquidation, holders of shares of Class A Common Stock are entitled to share ratably in all assets remaining after payment of liabilities. Holders of shares of Class A Common Stock have no conversion, redemption or preemptive rights. The rights of the holders of Class B Common Stock will, in some instances, restrict the rights of the holders of Class A Common Stock.

As of December 31, 2006 and 2005 there were 113,966 and 288,089 Shares of Class B Common Stock outstanding, respectively. Unless otherwise noted, the holder of Shares of Class B Common Stock have the same rights as holders of shares of Class A Common Stock. Holders of shares of Class B Common Stock are entitled to one-tenth of one vote per share on all matters submitted to a vote of our stockholders, and are entitled to receive dividends, paid in accordance with the instructions of the board of directors out of funds legally available therefore. Dividends so declared must be paid equally to both Class A Common Stock holders and Class B Common Stock holders. Likewise, in the event of liquidation, holders of Shares of Class B Common Stock are entitled to share ratably with holders of Class A Common Stock in all assets remaining after payment of liabilities. Holders of Class A Common Stock are prohibited from using their superior voting power to impair the rights of holders of Class B Common Stock.

As discussed in Note 15, the Class B Common Stock (or Class B Shares) is subject to certain redemption features. Additionally, should the Company undertake a public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, each outstanding share of Class B Common Stock would be automatically converted into one share of Class A Common Stock upon the date of the closing of the sale.

LLC’s

All of the Company’s LLC’s are governed by Limited Liability Company Agreements, by and among their respective owner(s) (the Members). All membership interests in the LLC’s are of a single class and have the same rights and privileges. Certain of the Members of Chase Paymentech Solutions, LLC, have the right to elect the LLC’s managers.

Partnerships

All Partnership interests in the Company’s partnerships are of a single class and have the same rights and privileges.

Other Comprehensive Income

The income tax effects associated with and cumulative balance of each component of other comprehensive income are as follows (in thousands):

	Beginning balance	Pretax gain (loss) amount	Tax benefit (expense)	Ending balance
December 31, 2004
Net unrealized gains (losses) on investments	$53	$(2,010)	$13	$(1,944)
Cash flow hedges	—	(26)	—	(26)
Foreign currency translation adjustment	17,487	7,873	—	25,360
Minimum pension liability adjustment	(997)	(1,657)	622	(2,032)

	$16,543	$4,180	$635	$21,358

December 31, 2005
Net unrealized gains (losses) on investments	(1,944)	1,123	10	(811)
Cash flow hedges	(26)	31	—	5
Foreign currency translation adjustment	25,360	3,037	—	28,397
Minimum pension liability adjustment	(2,032)	(432)	152	(2,312)

	$21,358	$3,759	$162	$25,279

Chase Paymentech

NOTES TO COMBINED FINANCIAL STATEMENTS - CONTINUED

For the Year ended December 31, 2006 and

the Years Ended December 31, 2005 (unaudited) and 2004 (unaudited)

	Beginning balance	Pretax gain (loss) amount	Tax benefit (expense)	Ending balance
December 31, 2006
Net unrealized gains (losses) on investments	$(811)	$224	$(15)	$(602)
Cash flow hedges	5	(5)	—	—
Foreign currency translation adjustment	28,397	(1,826)	—	26,571
Minimum pension liability adjustment	(2,312)	194	(89)	(2,207)
Adjustment to initially apply SFAS 158	—	(28)	10	(18)

	$25,279	$(1,441)	$(94)	$23,744

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST DATA CORPORATION (Registrant)

By:	/s/ HENRY C. DUQUES
Henry C. Duques
Chief Executive Officer and Chairman of the Board

Date: March 28, 2007

By:	/s/ KIMBERLY S. PATMORE
Kimberly S. Patmore Executive Vice President and Chief Financial Officer

Date: March 28, 2007