Form 10-Q
period 2007-03-31
FIRST DATA CORP
filed 2007-05-08
CIK 883980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of each class	Number of Shares Outstanding (excluding treasury shares) at March 31, 2007
(Common stock, $.01 par value)	754,409,915

FIRST DATA CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in millions, except per share amounts)

	Three months ended March 31,
	2007	2006
Revenues: (a)
Transaction and processing service fees:
Merchant services (b)	$643.6	$594.1
Check services	92.2	79.6
Card services	443.6	391.4
Other services	88.3	83.2
Investment income, net	(30.3)	(24.8)
Product sales and other	188.0	172.2
Reimbursable debit network fees, postage and other	410.9	340.0

	1,836.3	1,635.7

Expenses:
Cost of services	835.2	731.6
Cost of products sold	74.3	66.8
Selling, general and administrative	302.2	270.3
Reimbursable debit network fees, postage and other	410.9	340.0
Other operating expenses:
Restructuring, net	2.0	(0.8)
Impairments	16.3	—
Litigation and regulatory settlements	—	15.0
Other	—	(0.3)

	1,640.9	1,422.6

Operating profit	195.4	213.1

Other income (expense):
Interest income	8.0	2.9
Interest expense	(34.5)	(57.6)
Investment gains and (losses)	(1.4)	103.1
Divestitures, net	1.0	5.8
Debt repayment gain	1.4	—

	(25.5)	54.2

Income before income taxes, minority interest, equity earnings in affiliates and discontinued operations	169.9	267.3
Income taxes	37.4	77.2
Minority interest	(29.1)	(28.9)
Equity earnings in affiliates	68.3	58.5

Income from continuing operations	171.7	219.7
Income from discontinued operations, net of taxes of $(4.1) and $101.3, respectively	3.5	210.4

Net income	$175.2	$430.1

Earnings per share from continuing operations:
Basic	$0.23	$0.29
Diluted	$0.23	$0.28
Earnings per share:
Basic	$0.23	$0.56
Diluted	$0.23	$0.55
Weighted-average shares outstanding:
Basic	752.3	765.5
Diluted	761.8	780.2

(a)	Includes revenue from Western Union and Primary Payment Systems commercial relationships previously eliminated in consolidation of $5.1 million for the three months ended March 31, 2006.
(b)

Includes processing fees, administrative service fees and other fees charged to merchant alliances accounted for under the equity method of $53.4 million for the three months ended March 31, 2007 and $54.0 million for the comparable period in 2006.

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,004.3	$1,154.2
Settlement assets	17,350.8	19,149.8
Accounts receivable, net of allowance for doubtful accounts of $29.9 (2007) and $29.0 (2006)	2,179.2	2,150.3
Property and equipment, net of accumulated depreciation of $1,756.6 (2007) and $1,711.3 (2006)	770.1	768.0
Goodwill	7,521.7	7,359.5
Other intangibles, net of accumulated amortization of $2,207.6 (2007) and $2,115.9 (2006)	2,616.6	2,577.5
Investment in affiliates	755.3	756.5
Other assets	494.3	544.9

Total Assets	$32,692.3	$34,460.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Settlement obligations	$17,378.5	$19,166.5
Accounts payable and other liabilities	2,668.8	2,636.8
Borrowings	2,378.1	2,516.2

Total Liabilities	22,425.4	24,319.5

Commitments and contingencies (see Note 11)
Stockholders’ Equity:
Common stock, $0.01 par value; authorized 2,000.0 shares, issued 1,067.7 (2007 and 2006)	10.7	10.7
Additional paid-in capital	9,681.7	9,713.6

Paid-in capital	9,692.4	9,724.3
Retained earnings	11,009.7	10,900.6
Accumulated other comprehensive income (loss)	(1.9)	(16.9)
Less treasury stock at cost, 313.3 shares (2007) and 314.8 shares (2006)	(10,433.3)	(10,466.8)

Total Stockholders’ Equity	10,266.9	10,141.2

Total Liabilities and Stockholders’ Equity	$32,692.3	$34,460.7

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Three months ended March 31,
	2007	2006
Cash and cash equivalents at beginning of period, including cash of discontinued operations in 2006	$1,154.2	$1,180.9

CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations	171.7	219.7
Net income from discontinued operations	3.5	210.4
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	180.8	174.0
Charges (gains) related to restructuring, impairments, litigation and regulatory settlements, other, investment (gains) and losses, divestitures and debt repayment gain, net	17.3	(95.0)
Other non-cash and non-operating items, net	(56.8)	(49.0)
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable	127.9	96.7
Other assets	87.8	38.5
Accounts payable and other liabilities	(83.3)	(87.0)
Income tax accounts	7.1	60.7
Excess tax benefit from share-based payment arrangement	(12.4)	(91.1)

Net cash provided by operating activities from continuing operations	440.1	267.5
Net cash (used in) provided by operating activities from discontinued operations	(9.7)	315.3

Net cash provided by operating activities	430.4	582.8

CASH FLOWS FROM INVESTING ACTIVITIES
Current year acquisitions, net of cash acquired	(239.9)	(32.5)
Payments related to other businesses previously acquired	(50.8)	(40.5)
Additions to property and equipment, net	(56.7)	(25.4)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(41.0)	(28.3)
Proceeds from the sale of marketable securities	11.2	13.3
Other investing activities	13.5	86.7

Net cash used in investing activities from continuing operations	(363.7)	(26.7)
Net cash used in investing activities from discontinued operations	—	(216.3)

Net cash used in investing activities	(363.7)	(243.0)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	(49.3)	(139.7)
Principal payments on long-term debt	(101.8)	(13.8)
Proceeds from issuance of common stock	61.8	467.6
Excess tax benefit from share-based payment arrangement	12.4	91.1
Purchase of treasury shares	(117.1)	(632.6)
Cash dividends	(22.6)	(46.0)

Net cash used in financing activities from continuing operations	(216.6)	(273.4)
Net cash used in financing activities from discontinued operations	—	(0.9)

Net cash used in financing activities	(216.6)	(274.3)

Change in cash and cash equivalents	(149.9)	65.5

Cash and cash equivalents at end of period, including cash of discontinued operations in 2006	$1,004.3	$1,246.4

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Basis of Presentation

The accompanying Consolidated Financial Statements of First Data Corporation (“FDC” or the “Company”) should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Significant accounting policies disclosed therein have not changed.

The accompanying Consolidated Financial Statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial position of the Company at March 31, 2007 and the consolidated results of its operations and cash flows for the three months ended March 31, 2007 and 2006. Results of operations reported for interim periods are not necessarily indicative of results for the entire year due in part to the seasonality of certain business units.

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

As a result of the spin-off of Western Union (“the spin-off”) and the sale of subsidiaries Primary Payment Systems (“PPS”), IDLogix and Taxware, LP (“Taxware”) as discussed in Note 14, the Company’s financial statements reflect Western Union, PPS, IDLogix and Taxware as discontinued operations. Their results of operations are treated as income from discontinued operations, net of tax, and separately stated on the Consolidated Statements of Income after income from continuing operations.

Proposed Merger

In April 2007, the Company announced it signed an agreement to be acquired by an affiliate of Kohlberg Kravis Roberts & Co (“KKR”). The proposed merger, which is expected to occur prior to the end of the third quarter 2007, would result in FDC becoming a privately held company. Details of the proposed merger are more fully discussed in Note 3.

Official Check and Money Order Wind-down

In the first quarter 2007, the Company announced its intent to wind-down the official check and money order business included within the Integrated Payment Systems (“IPS”) business segment. The Company expects the wind-down of the majority of the business to take two to three years in order to honor existing customer contracts. By the end of 2007, the Company will reposition the majority of the investment portfolio associated with this business from long-term municipal bonds to short-term investments. The net costs associated with the re-positioning of the portfolio and the wind-down cannot be accurately estimated primarily due to unpredictable dynamics in the municipal bond markets.

During the first quarter 2007, the Company converted approximately 5% of this portfolio into short-term investments. The Company received proceeds from the sales of $563.6 million and realized a net pretax loss from the sale of these investments of $2.0 million during the three months ended March 31, 2007, which was recognized in the “Investment income” line of the Consolidated Statements of Income. The net loss was generated by selling un-hedged instruments and the Company does not believe this is indicative of expectations regarding the remainder of the portfolio. In connection with the portfolio repositioning, the Company will terminate the interest rate swaps used to hedge the portfolio investments. The swaps will be terminated at the time the investments are sold. No such terminations occurred in the first quarter 2007.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The Company is accounting for the investments on a portfolio basis during the portfolio repositioning since the intent is to liquidate the long-term investments over a short period of time. Accordingly, the Company has and will continue to perform an impairment analysis quarterly to determine whether the portfolio is in an unrealized loss position. In the event the portfolio is in an unrealized loss position, an impairment charge will be recorded since there may not be sufficient time for the investments to recover in value. At March 31, 2007, the Company determined the portfolio was not impaired. During the first quarter 2007, the Company impaired goodwill and intangible assets related to the official check and money order business as discussed in Note 4 below.

Revenue Recognition

FDC recognizes revenues from its processing services as such services are performed. Revenue is recorded net of certain costs not controlled by the Company such as credit and offline debit interchange fees and assessments charged by credit card associations which totaled $1,651.8 million and $1,455.2 million for the three months ended March 31, 2007 and 2006, respectively. Debit network fees related to acquired PIN-based debit transactions are recognized in the “Reimbursable debit network fees, postage and other” line of the Consolidated Statements of Income. The debit network fees related to PIN-debit transactions charged by debit networks totaled $224.9 million and $179.5 million for the three months ended March 31, 2007 and 2006, respectively.

Supplemental Cash Flow Information

See Note 13 for information concerning the Company’s issuance of restricted stock awards in 2007.

Significant non-cash transactions during the three months ended March 31, 2006 included the issuance of approximately 710,000 shares of restricted stock to certain employees in conjunction with the Company’s incentive compensation plan.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a fair value hierarchy to be used in generally accepted accounting principles and expands disclosures about fair value measurements. Although this statement does not require any new fair value measurements, the application could change current practice. The statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this statement to its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement requires a company to recognize the funded status of a benefit plan as an asset or a liability in its statement of financial position. In addition, a company is required to measure plan assets and benefit obligations as of the date of its fiscal year-end statement of financial position. The Company adopted the recognition provisions and disclosure requirements as of December 31, 2006. The measurement date provision is effective for fiscal years ending after December 15, 2008. The Company does not expect the measurement provisions to have a material impact on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” This Statement permits entities to measure many financial instruments and certain other items at fair value. This election is made on an instrument-by-instrument basis and is irrevocable. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement is effective for fiscal years beginning after November 15, 2007. At this time, the Company does not anticipate electing the fair value option.

Note 2: Earnings Per Share

Amounts utilized in per share computations are as follows (in millions):

	Three months ended March 31,
	2007	2006
Weighted-average shares outstanding:
Basic weighted-average shares	752.3	765.5
Common stock equivalents	9.5	14.7

	761.8	780.2

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Basic earnings per common share (“EPS”) amounts are computed by dividing net income by weighted-average common stock outstanding during the period. Diluted earnings per common share are calculated using weighted-average shares outstanding, adjusted for the dilutive effect of shares issuable upon the assumed exercise of the Company’s common stock equivalents, which consist of outstanding stock options and warrants.

The diluted earnings per share calculation excludes stock options and warrants that are convertible into 10.5 million and 8.0 million common shares for the three months ended March 31, 2007 and 2006, respectively, because their inclusion would have been anti-dilutive.

Basic and diluted EPS from discontinued operations for the three months ended March 31, 2006 were both $0.27.

The quarterly dividend per share of common stock for the three months ended March 31, 2007 was $0.03 per share and was $0.06 per share for the same period in 2006. Subsequent to the spin-off, the Company reduced its quarterly dividends from $0.06 per common share to $0.03 per common share.

Note 3: Proposed Merger

As discussed in Note 1, on April 1, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with New Omaha Holdings L.P., a Delaware limited partnership (“Parent”), and Omaha Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of Parent (“Sub”). Parent is controlled by affiliates of KKR. Certain other parties have committed to provide equity financing to Parent (the “Equity Providers”).

Under the terms of the Merger Agreement, Sub will be merged with and into the Company (the “proposed merger”), with the Company continuing as the surviving corporation and becoming a wholly-owned subsidiary of Parent. As of the effective time of the proposed merger, each issued and outstanding share of common stock of the Company will generally be cancelled and converted into the right to receive $34.00 in cash, without interest. Additionally, vesting of FDC stock options, restricted stock awards and restricted stock units would be accelerated upon closing of the proposed merger. As a result, holders of stock options would receive cash equal to the intrinsic value of the awards based on a market price of $34.00 per share while holders of restricted stock awards and restricted stock units would receive $34.00 per share in cash, without interest. Vesting of Western Union options, restricted stock awards and restricted stock units held by FDC employees would also be accelerated upon closing of the proposed merger.

The Merger Agreement contains a “go-shop” provision pursuant to which the Company may solicit and negotiate competing takeover proposals until May 22, 2007. The solicitations during this period may or may not result in an alternative transaction. On or after May 22, 2007, the Company is subject to a “no-shop” provision, which restricts its ability to solicit, discuss or negotiate competing proposals, other than with persons that have made a takeover proposal during the go-shop period that the Company’s Board of Directors (the “Board”) determines in good faith is bona fide and constitutes, or could reasonably be expected to result in, a “Superior Proposal” as defined in the Merger Agreement (each such person an “excluded party”). The no-shop restriction does not prohibit discussions or negotiations with respect to a written takeover proposal received after expiration of the go-shop period (but before adoption of the Merger Agreement by the stockholders) that the Board determines in good faith constitutes or could reasonably be expected to lead to a Superior Proposal, and that failure to enter into discussions or negotiations with the party which submitted such proposal could be inconsistent with the Board’s fiduciary duties.

The Merger Agreement contains certain operating covenants with respect to FDC pending the consummation of the proposed merger. During the period from the date of the Merger Agreement to the date the proposed merger is consummated, the Company will carry on its business in all material respects in the ordinary course consistent with past practice. The Company will use its reasonable best efforts to preserve its business organizations intact and maintain existing relations and goodwill with governmental entities, alliances, customers, suppliers, employees and business associates. In addition, the Merger Agreement contains certain specific restrictions or limitations on the activities of the Company, subject to the receipt of the Parent prior written consent, which consent is not to be unreasonably withheld, including: dividends or distributions other than FDC’s recurring quarterly dividend, the issuance or repurchase of capital stock outside of its existing programs, changes to its Certificate of Incorporation or By-laws, acquisition and dispositions of assets in excess of specified amounts, capital expenditures in excess of specified amounts, incurrence of certain indebtedness, modification of certain employee compensation and benefits arrangements, discharge of certain liabilities or claims, entry into a plan of liquidation or similar action, and entry into certain material contractual commitments.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The Company may terminate the Merger Agreement under certain conditions, including if the Board determines in good faith that it has received a Superior Proposal or the Board determines that failure to terminate would be inconsistent with its fiduciary duties. In connection with such a termination, the Company must pay Parent a $700 million fee, except that if the termination is in connection with a takeover proposal from an excluded party the fee will be $250 million.

If the Parent or Sub breaches certain representations, warranties, obligations or if the Parent and Sub fail to effect the closing and/or satisfy their obligations regarding payment of the proposed merger consideration, the Company may also terminate the Merger Agreement under certain conditions. Upon such termination, Parent must pay the Company a $700 million fee.

Parent has provided the Company with executed equity and debt financing commitments, the proceeds of which will provide for the necessary funds to consummate the transactions contemplated by the Merger Agreement. Consummation of the proposed merger is subject to several conditions, including the adoption of the Merger Agreement by the Company’s stockholders, the absence of certain legal impediments, the obtaining of certain foreign and domestic regulatory approvals and other customary closing conditions. The Company expects to consummate the proposed merger by the end of the third quarter 2007.

Note 4: Restructuring, Impairments, Litigation and Regulatory Settlements, Other, Investment Gains and Losses, Divestitures, net and Debt Repayment Gain

The Company recorded restructuring charges comprised of severance totaling $2.8 million for the three months ended March 31, 2007 resulting from efforts to improve the overall efficiency and effectiveness of the sales and sales support teams within the Commercial Services segment. Severance charges resulted from the termination of approximately 230 sales related employees comprising approximately 10% of the segment’s regional sales, cross-sale and sales support organizations. This restructuring plan was completed in the first quarter of 2007. The Company also reversed $0.8 million of prior period restructuring accruals related to changes in estimates regarding severance costs from restructuring activities that occurred in the fourth quarter 2005 through fourth quarter 2006.

The following table summarizes the Company’s utilization of restructuring accruals for the three months ended March 31, 2007 (in millions):

	Employee Severance	Facility Closure
Remaining accrual at January 1, 2007	$27.1	$1.6
Expense provision	2.8	—
Cash payments and other	(7.8)	(0.4)
Changes in estimates	(0.8)	—

Remaining accrual at March 31, 2007	$21.3	$1.2

Impairments

During the first quarter 2007, the Company recorded a charge of $16.3 million related to the impairment of goodwill and intangible assets associated with the wind-down of the Company’s official check and money order business described in Note 1.

Litigation and regulatory settlements

In the first quarter 2006, the Company recorded a $15.0 million settlement associated with a patent infringement lawsuit against TeleCheck, clearing all past and future claims.

Investment Gains and Losses, net

Net investment gains in 2006 resulted most significantly from $105.4 million in gains associated with the mark-to-market of interest rate swaps utilized in the Company’s official check business that did not qualify for hedge accounting, partially offset by $2.5 million in realized losses associated with these same interest rate swaps.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Divestitures, net

During the three months ended March 31, 2006, the Company recognized gains on the sale of corporate aircraft.

Note 5: Income Taxes

The Company adopted the provisions of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

As a result of the implementation of FIN 48, the Company recorded a reduction to retained earnings of approximately $23 million and an increase to goodwill of approximately $25 million. Also upon adoption of FIN 48, the Company reclassified approximately $145 million of deferred tax liabilities to income taxes payable to conform to the balance sheet presentation requirements of FIN 48. The Company expects the ongoing application of FIN 48 may result in more significant discrete items being recognized from period to period.

The total amount of unrecognized tax benefit at January 1, 2007 was $246 million which is included in the “Accounts payable and other liabilities” line of the Consolidated Balance Sheets. Included in the balance of unrecognized tax benefits at January 1, 2007 were approximately $74 million of tax positions that, if recognized, would affect the effective tax rate. As of January 1, 2007, the Company anticipates that it is reasonably possible that its liability for unrecognized state tax benefits may significantly decrease within the next twelve months related to the closing of its statutes of limitations for certain states. If the Company’s statute of limitations does close for these states during the next twelve months without adjustment, this would result in the Company’s unrecognized state tax benefits decreasing by approximately $30 million, of which $1 million would be recognized as a decrease to income tax expense and the remaining $29 million as a decrease to goodwill.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of the Company’s ongoing audits or the settlement of outstanding issues. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties in the “Income taxes” line item of the Consolidated Statements of Income. The Company had approximately $45 million of interest and penalties accrued at January 1, 2007 which are not included in the opening balance of $246 million of unrecognized tax benefits. Accrued interest and penalties are included in the “Accounts payable and other liabilities” line of the Consolidated Balance Sheets.

The Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. As of January 1, 2007, the Company is no longer subject to income tax examination by the U.S. federal tax jurisdiction for years before 2002. State and local examinations are substantially complete through 1998.

Prior to the spin-off transaction, Western Union was part of the FDC consolidated, unitary and combined income tax returns (“combined tax returns”) through September 29, 2006. As contemplated in certain agreements associated with the spin-off transaction, the Company will be indemnified by Western Union for certain taxes attributable to operations of Western Union with respect to periods before the spin-off date of September 29, 2006. Although the Company will be indemnified by Western Union, the Company remains the primary obligor to the tax authorities with respect to such combined tax return liabilities related to Western Union. Accordingly, as of March 31, 2007, FDC had approximately $118 million of uncertain income tax liabilities, including interest and penalties, recorded related to Western Union operations with a corresponding receivable from Western Union, included in the “Accounts receivable” line of the Consolidated Balance Sheet, to reflect the indemnification for such liabilities. The Western Union contingent liability is in addition to the FDC liability for unrecognized tax benefits discussed above.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 6: Acquisitions

In January 2007, the Company acquired Size Technologies, Inc., a provider of loyalty, stored value and transaction marketing solutions. Size Technologies is reported as part of the First Data Commercial Services segment.

In February 2007, the Company acquired the assets of Datawire Communication Networks, Inc. (“Datawire”), an internet-based transaction delivery company. Datawire is reported as part of the First Data Commercial Services segment.

In March 2007, the Company acquired Intelligent Results, a customer data analytics and decision management software provider. Intelligent Results is reported as part of All Other and Corporate.

In March 2007, the Company acquired Instant Cash Services® (“Instant Cash”), a debit card and ATM payment processing service provider for community banks, credit unions, thrifts and non-financial institutions. A majority of Instant Cash is reported as part of the First Data Financial Institution Services segment and the remaining portion is reported as part of the First Data Commercial Services segment.

The aggregate cash paid during the period ended March 31, 2007, net of cash acquired, for the acquisitions was approximately $240 million. The aggregate preliminary purchase price allocation for these acquisitions resulted in $113 million in identifiable intangible assets, which are being amortized over three to ten years, trade names of $1 million that are being amortized over three years, and goodwill of $120 million.

The pro forma impact of all 2007 acquisitions on net income was not material.

In March 2007, the Company signed an agreement to acquire POLCARD SA (“POLCARD”), a merchant acquirer and card issuer processor in Poland, for approximately $325 million. The acquisition is subject to approval of relevant authorities, and is expected to be completed in the second quarter of 2007. POLCARD will be reported as part of the First Data International segment.

In April 2007, the Company signed an agreement to acquire FundsXpress, a provider of online banking and bill payment services. The acquisition is expected to be completed in the second quarter of 2007. FundsXpress will be reported as part of the First Data Financial Institution Services segment.

Note 7: Investments in Affiliates

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

At March 31, 2007, there were eight affiliates accounted for under the equity method of accounting, comprised of five merchant alliances and three strategic investments in companies in related markets. The majority of the equity earnings relate to the Chase Paymentech alliance.

A summary of financial information for the merchant alliances and other affiliates accounted for under the equity method of accounting is as follows:

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(in millions)	March 31, 2007	December 31, 2006
Total assets	$5,947.3	$7,006.8
Total liabilities	$4,936.6	$5,994.3

	Three months ended March 31,
(in millions)	2007	2006
Net operating revenues	$375.4	$331.2
Operating expenses	214.5	216.2

Operating income	$160.9	$115.0

Net income	$152.7	$110.9
FDC equity earnings	$68.3	$58.5

The primary components of assets and liabilities are settlement-related accounts as described in Note 6 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The formation of a merchant joint venture alliance accounted for under the equity method of accounting generally involves each of the Company and/or a financial institution contributing merchant contracts to the alliance and a cash payment from one owner to the other to achieve the desired ownership percentage. The asset amounts reflected above are owned by the alliances and other equity method investees and do not include any of such payments made by the Company. The amount by which the total of the Company’s investments in its joint ventures exceeded its proportionate share of the joint ventures’ net assets totaled $532.6 million and $538.5 million at March 31, 2007 and December 31, 2006, respectively. The non-goodwill portion of this amount is considered an identifiable intangible asset that is amortized accordingly.

Note 8: Borrowings

The Company has a $1.5 billion commercial paper program that is supported by a $1.5 billion revolving credit facility (the “facility”) which expires on October 24, 2010. As of March 31, 2007, the Company had no commercial paper borrowings outstanding under the program. Interest rates for borrowings under the facility are based on market rates. The facility contains customary covenants, which are not expected to significantly affect FDC’s operations. At March 31, 2007, the Company was in compliance with all of these covenants.

The Company has lines of credit associated with First Data Deutschland (formerly Gesellschaft fur Zahlungssysteme) which totaled approximately 160 million euro or approximately $214 million as of March 31, 2007. The Company had $42.0 million outstanding against these lines of credit as of March 31, 2007.

The Company also has a line of credit associated with Cashcard Australia, Ltd. (“Cashcard”) which is periodically used to fund ATM settlement activity. As of March 31, 2007, the line of credit was 162 million Australian dollars or approximately $131 million. The Company did not have any borrowings outstanding against this line of credit as of March 31, 2007.

In January 2007, the Company repurchased $32.4 million of its 4.7% senior notes due August 1, 2013, $30.2 million of its 4.85% senior notes due October 1, 2014, and $28.0 million of its 4.95% senior notes due June 15, 2015. In conjunction with the debt repurchases, the Company de-designated as a hedge a portion of the associated interest rate swaps so that the portion of the swaps remaining designated as fair value hedges corresponded to the remaining principal amount of the corresponding debt instruments. The Company recognized a $1.4 million pretax gain upon the debt repurchase.

In accordance with the KKR Merger Agreement, First Data expects to tender all of its outstanding notes and expects that all the notes tendered will be purchased at approximately the closing date of the proposed merger.

Note 9: Comprehensive Income

The components of comprehensive income are as follows (in millions):

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Three months ended March 31,
	2007	2006
Net income	$175.2	$430.1
Foreign currency translation adjustment	28.0	13.5
Unrealized gain on hedging activities	0.9	0.8
Unrealized loss on securities	(13.9)	(19.1)
Spin-off of Western Union(a)	—	(0.2)

Total comprehensive income	$190.2	$425.1

(a)	Amount shown for Western Union for 2006 represents the change in other comprehensive income for that period.

Net gains and losses on securities realized during the three months ended March 31, 2007 and 2006 were immaterial.

Note 10: Segment Information

For a detailed discussion of the Company’s principles regarding its operating segments refer to Note 17 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The following table presents the Company’s operating segment results for the three months ended March 31, 2007 and 2006:

Three months ended March 31, 2007 (in millions)	First Data Commercial Services	First Data Financial Institution Services	First Data International	Integrated Payment Systems	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$613.7	$295.1	$283.6	$14.7	$87.1	$1,294.2
Investment income, net	13.8	—	2.8	14.0	—	30.6
Product sales and other	93.5	16.8	59.3	0.2	18.2	188.0
Reimbursable debit network fees, postage and other	229.5	173.3	8.8	1.4	0.9	413.9
Equity earnings in affiliates (a)	68.1	—	7.9	—	1.0	77.0
Interest income	0.2	—	4.1	0.3	3.4	8.0

Total segment reporting revenues	$1,018.8	$485.2	$366.5	$30.6	$110.6	$2,011.7

Internal revenue and pretax equivalency	$5.1	$9.9	$1.0	$63.1	$11.3	$90.4
External revenue	1,013.7	475.3	365.5	(32.5)	99.3	1,921.3
Depreciation and amortization	79.1	38.9	50.0	2.0	10.8	180.8
Operating profit (loss)	225.1	96.7	35.0	1.4	(36.9)	321.3
Restructuring, impairments, investment gains and (losses) and debt repayment gain	(2.8)	0.1	0.5	(17.4)	1.3	(18.3)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Three months ended March 31, 2006 (in millions)	First Data Commercial Services	First Data Financial Institution Services	First Data International	Integrated Payment Systems	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$582.6	$288.7	$207.0	$15.8	$85.2	$1,179.3
Investment income, net	11.7	—	3.2	20.0	—	34.9
Product sales and other	95.3	3.7	42.8	—	31.9	173.7
Reimbursable debit network fees, postage and other	184.9	152.8	4.1	0.1	1.0	342.9
Equity earnings in affiliates (a)	59.7	—	5.8	—	—	65.5
Interest income	0.2	—	1.0	—	1.7	2.9

Total segment reporting revenues	$934.4	$445.2	$263.9	$35.9	$119.8	$1,799.2

Internal revenue and pretax equivalency	$6.4	$12.7	$1.4	$62.9	$11.7	$95.1
External revenue	928.0	432.5	262.5	(27.0)	108.1	1,704.1
Depreciation and amortization	77.7	38.6	42.1	4.0	11.6	174.0
Operating profit (loss)	214.8	84.3	29.1	7.2	(16.1)	319.3
Restructuring, litigation and regulatory settlements, other and investment gains and (losses)	(14.9)	0.2	1.0	102.8	0.1	89.2

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows (in millions):

	Three months ended March 31,
	2007	2006
Revenues:
Total reported segments	$1,901.1	$1,679.4
All other and corporate	110.6	119.8

Subtotal	2,011.7	1,799.2

Equity earnings in affiliates (a)	(77.0)	(65.5)
Interest income	(8.0)	(2.9)
Eliminations (b)	(90.4)	(95.1)

Consolidated	$1,836.3	$1,635.7

Income before income taxes, minority interest, equity earnings in affiliates and discontinued operations:
Total reported segments	358.2	335.4
All other and corporate	(36.9)	(16.1)

Subtotal	321.3	319.3

Interest expense	(34.5)	(57.6)
Minority interest from segment operations (c)	29.4	28.9
Equity earnings in affiliates	(68.3)	(58.5)
Restructuring, net	(2.0)	0.8
Impairments	(16.3)	—
Litigation and regulatory settlements	—	(15.0)
Other	—	0.3
Investment gains and (losses)	(1.4)	103.1
Divestitures, net	1.0	5.8
Debt repayment gain	1.4	—
Eliminations (b)	(60.7)	(59.8)

Consolidated	$169.9	$267.3

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(a)	Excludes equity losses that were recorded in expense and the amortization related to the excess of the investment balance over the Company’s proportionate share of the investee’s net book value.
(b)

Represents elimination of an adjustment to record Integrated Payment Systems segment investment income and its related operating profit on a pretax equivalent basis and elimination of intersegment revenue.

(c)	Excludes minority interest attributable to items excluded from segment operations as well as minority interest related to interest expense and income taxes.

Segment assets are as follows (in millions):

	March 31, 2007	December 31, 2006
Assets:
First Data Commercial Services	$12,243.0	$13,235.7
First Data Financial Institution Services	2,496.6	2,385.9
First Data International	3,405.0	3,548.2
Integrated Payment Systems	13,333.5	14,422.9
All Other and Corporate	1,214.2	868.0

Consolidated	$32,692.3	$34,460.7

Note 11: Commitments and Contingencies

On or about April 3 and 4, 2003, two purported class action complaints were filed on behalf of the public holders of Concord’s common stock (excluding shareholders related to or affiliated with the individual defendants). The defendants in those actions were certain current and former officers and directors of Concord. The complaints generally alleged breaches of the defendants’ duty of loyalty and due care in connection with the defendants’ alleged attempt to sell Concord without maximizing the value to shareholders in order to advance the defendants’ alleged individual interests in obtaining indemnification agreements related to litigation against Concord and its directors alleging Concord’s financial statements were materially misleading and other derivative litigation. The complaints sought class certification, injunctive relief directing the defendants’ conduct in connection with an alleged sale or auction of Concord, reasonable attorneys’ fees, experts’ fees and other costs and relief the Court deems just and proper. On or about April 2, 2003, an additional purported class action complaint was filed by Barton K. O’Brien. The defendants were Concord and certain of its current and former officers and directors. This complaint contained allegations regarding the individual defendants’ alleged insider trading and alleged violations of securities and other laws and asserted that this alleged misconduct reduced the consideration offered to Concord shareholders in the merger between Concord and a subsidiary of the Company (the “Concord Merger”). The complaint sought class certification, attorneys’ fees, experts’ fees, costs and other relief the Court deems just and proper. Moreover, the complaint also sought an order enjoining consummation of the Concord Merger, rescinding the Concord Merger if it is consummated and setting it aside or awarding rescissory damages to members of the putative class, and directing the defendants to account to the putative class members for unspecified damages. These complaints were consolidated in a second amended consolidated complaint filed September 19, 2003 into one action (In Re: Concord EFS, Inc. Shareholders Litigation) in the Shelby County Circuit for the State of Tennessee.

On October 15, 2003, the plaintiffs In Re: Concord EFS, Inc. Shareholders Litigation moved for leave to file a third amended consolidated complaint similar to the previous complaints but also alleging that the proxy statement disclosures relating to the antitrust regulatory approval process were inadequate. A motion to dismiss was filed on June 22, 2004 alleging that the claims should be denied and are moot since the Concord Merger has occurred. On October 18, 2004, the Court heard arguments on the plaintiff’s motion to amend complaint and defendant’s motion to dismiss. On September 12, 2006, the Court granted the plaintiff’s motion to file a third amended complaint. In early November 2006, Concord filed a motion to dismiss the third amended complaint. The Company intends to vigorously defend the action and an estimate of possible losses, if any, cannot be made at this time.

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

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

On April 1, 2007, and as previously discussed in Notes 1 and 3, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with New Omaha Holdings L.P., a Delaware limited partnership, and its wholly-owned subsidiary Omaha Acquisition Corporation, a Delaware corporation. New Omaha Holdings L.P. is controlled by affiliates of KKR. Under the terms of the Merger Agreement, each issued and outstanding share of common stock of the Company generally would be cancelled and converted into the right to receive $34.00 in cash, without interest, as of the effective time of the proposed merger. Four purported class action lawsuits have been filed against the Company and its directors challenging the process by which the Company agreed to enter into the Merger Agreement.

These purported class action complaints generally allege the members of the Company’s Board of Directors breached their fiduciary duties of care and loyalty by entering into the Merger Agreement without regard to the fairness of the transaction to the Company’s shareholders or the maximization of shareholder value. The complaints also allege that the Company and/or KKR aided and abetted the directors’ breaches. The complaints generally seek class certification, an order enjoining consummation of the proposed merger, rescinding the proposed merger if it is consummated and setting it aside or awarding rescissory damages to members of the class, directing the defendants to exercise their fiduciary duties and account to the class members for unspecified damages, imposing a constructive trust in favor of the class for benefits improperly received by the defendants, and awarding costs and disbursements, including reasonable attorneys’ fees, experts’ fees and other costs and relief the Court deems just and proper. The Company believes that the complaints are without merit and intends to vigorously defend them. An estimate of possible losses, if any, cannot be made at this time.

Each of the Company and KKR have certain rights to terminate the Merger Agreement. The Company may terminate the Merger Agreement under certain conditions, including if the Board of Directors determines in good faith that it has received a superior proposal or the Board of Directors determines that failure to terminate would be inconsistent with its fiduciary duties. In connection with such a termination, the Company must pay KKR a $700 million fee, except that if the termination is in connection with a takeover proposal from an excluded party the fee will be $250 million.

If KKR breaches certain representations, warranties, obligations or if KKR fails to effect the closing and/or satisfy its obligations regarding payment of the proposed merger consideration, the Company may also terminate the Merger Agreement under certain conditions. Upon such termination, KKR must pay the Company a $700 million fee.

To accomplish the Western Union spin-off, the Company effected the contribution to Western Union of the subsidiaries that operate Western Union’s business and related assets on an “as is, where is” basis without any representations or warranties. The Company generally has not retained any of the liabilities associated with the subsidiaries or assets contributed to Western Union, and Western Union and the contributed subsidiaries have agreed to perform and fulfill all of the liabilities arising out of the operation of the contributed money transfer and consumer payments businesses. Western Union also has indemnified the Company for taxes attributable to Western Union with respect to periods before the spin-off.

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

Note 12: Employee Benefit Plans

The following table provides the components of net periodic benefit expense from continuing operations for the Company’s defined benefit pension plans:

	Three months ended March 31,
(in millions)	2007	2006
Service costs	$2.7	$2.7
Interest costs	9.0	7.8
Expected return on plan assets	(9.3)	(8.0)
Amortization	2.1	2.2

Net periodic benefit expense from continuing operations	$4.5	$4.7

The Company estimates the pension plan contributions for 2007 to be approximately $30.4 million. During the three months ended March 31, 2007, $1.4 million was contributed to the U.S. plan and $7.2 million was contributed to the United Kingdom plan.

Note 13: Stock-Based Compensation

For a detailed description of the Company’s stock compensation plans, refer to Note 15 of the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Total stock-based compensation expense recognized in the Consolidated Statements of Income resulting from stock options, non-vested restricted stock awards, non-vested restricted stock units as well as the employee stock purchase plan (“ESPP”) was $27.8 million and $21.0 million for the three months ended March 31, 2007 and 2006, respectively. Stock-based compensation expense is recognized in the “Cost of services” and “Selling, general and administrative” line items of the Consolidated Statements of Income.

As discussed in Note 3 above, vesting of FDC stock options, restricted stock awards and restricted stock units would be accelerated upon closing of the proposed merger. As a result, and assuming the proposed merger is approved and executed, holders of stock options would receive cash equal to the intrinsic value of the awards based on a market price of $34.00 per share while holders of restricted stock awards and restricted stock units would receive $34.00 per share in cash, without interest. Vesting of Western Union options, restricted stock awards and restricted stock units held by FDC employees would also be accelerated upon closing of the proposed merger. The acceleration of the vesting period would result in a corresponding acceleration of expense recognition associated with the above noted awards.

Stock Options and Employee Stock Purchase Plan Rights

Stock options granted during the three months ended March 31, 2007 have exercise prices equivalent to the common stock’s fair market value at the date of grant, generally have 10-year terms and become exercisable in four equal annual increments beginning 12 months after the date of grant.

The fair value of FDC stock options granted and ESPP rights for the three months ended March 31, 2007 and 2006 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Stock Options
	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Risk-free interest rate	4.65%	4.59%
Dividend yield	0.49%	0.58%
Volatility	23.42%	23.64%
Expected term (in years)	5 years	5 years
Fair value	$7	$7

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	ESPP
	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Risk-free interest rate	4.63%	4.70%
Dividend yield	0.49%	0.58%
Volatility	23.91%	23.46%
Expected term (in years)	0.25	0.25
Fair value	$5	$5

A summary of FDC stock option activity for the three months ended March 31, 2007 is as follows (options and aggregate intrinsic value in millions):

	2007
	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1	47.1	$21
Granted	7.0	$25
Exercised	(2.7)	$18
Cancelled / Forfeited	(0.2)	$25

Outstanding at March 31	51.2	$22	6 years	$303.6

Options exercisable at March 31	37.3	$21	5 years	$269.7

As of March 31, 2007, there was approximately $84 million of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of 3.1 years.

Restricted Stock Awards and Restricted Stock Units

Restricted stock awards and restricted stock units were granted during the three months ended March 31, 2007. These awards generally vest in three equal annual increments beginning twelve months after the date of grant.

A summary of FDC restricted stock award and restricted stock unit activity as of March 31, 2007 is as follows (awards/units in millions):

	2007
	Awards/Units	Weighted- Average Grant-Date Fair Value
Non-vested at January 1	1.1	$24
Granted	3.4	$25
Vested	(0.3)	$26
Forfeited	0.0	$25

Non-vested at March 31	4.2	$25

As of March 31, 2007, there was approximately $92 million of total unrecognized compensation cost related to non-vested restricted stock awards and restricted stock units which is expected to be recognized over a weighted-average period of 2.8 years.

Note 14: Discontinued Operations

The Company’s financial statements reflect NYCE Corporation (“NYCE”), PPS, IDLogix, Western Union and Taxware as discontinued operations. The results of operations of these entities are treated as income from discontinued operations, net of tax, and separately stated on the Consolidated Statements of Income, below income from continuing operations.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NYCE was divested in 2004, PPS and IDLogix were divested in July 2006, Western Union was spun-off in September 2006 and Taxware was divested in November 2006.

Income from discontinued operations for the three months ended March 31, 2007 resulted most significantly from a discrete net tax benefit related to Western Union.

During the first quarter of 2006, an adjustment to the NYCE sales price was finalized resulting in an additional charge of $1.6 million, which was presented in discontinued operations, and was $1.0 million net of taxes.

Discontinued operations for the three months ended March 31, 2006 also includes non-recurring separation costs of $2.5 million related to the spin-off of Western Union, which consist principally of investment banker fees, external legal and accounting fees to affect the spin-off, costs to separate information systems and consulting costs incurred to assist in managing the spin-off. Furthermore, discontinued operations include interest expense of $11.1 million allocated based upon a percentage of net assets in accordance with EITF No. 87-24 “Allocation of Interest to Discontinued Operations.” In addition, certain corporate expenses were allocated to discontinued operations in accordance with EITF 87-24 and were limited to specifically identified costs and other costs, such as corporate shared services, which support segment operations. These costs represent those that have historically been allocated to and recorded by the Company’s operating segments as an expense with the exception of the addition of certain share-based compensation expenses and pension benefit not previously allocated.

The following table presents the summarized results of discontinued operations for the three months ended March 31, 2006 (in millions):

Three months ended March 31, 2006
Revenue	$1,067.3
Expenses	745.4

Operating profit	321.9
Other income (expense)	(11.8)

Income before income taxes	310.1
Income taxes	101.3
Minority interest, net of tax	(0.7)
Equity earnings in affiliates	2.3

Income from discontinued operations	$210.4

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ITEM 2.

Overview

First Data Corporation (“FDC” or “the Company”), with headquarters in Greenwood Village, Colorado, operates electronic commerce businesses providing services that include merchant transaction processing and acquiring services; credit, retail and debit card issuing and processing services; official check issuance; and check guarantee and verification services. FDC operates in four business segments: First Data Commercial Services, First Data Financial Institution Services, First Data International and Integrated Payment Systems (“IPS”). Western Union was a separate operating segment prior to its spin-off in September 2006 at which point it was reflected in discontinued operations.

For a detailed discussion regarding the Company’s segments, the businesses within each segment, the business strategies of the Company and each segment, business trends affecting the Company and certain risks inherent in the Company’s business, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Official Check and Money Order Wind-down

In the first quarter 2007, the Company announced its intent to wind-down the official check and money order business included within the IPS business segment. The Company expects the wind-down of the majority of the business to take two to three years in order to honor existing customer contracts. By the end of 2007, the Company will reposition the majority of the investment portfolio associated with this business from long-term municipal bonds to short-term investments. During the first quarter 2007, the Company converted approximately 5% of this portfolio into short-term investments resulting in a net realized loss of $2.0 million included in the “Investment income” line of the Consolidated Statements of Income. The net loss was generated by selling un-hedged instruments and the Company does not believe this is indicative of expectations regarding the remainder of the portfolio. In the first quarter 2007, the Company recognized a $16.3 million impairment charge related to goodwill and intangible assets associated with the wind-down.

2007 Financial Summary

Significant financial and other measures for the quarter ended March 31, 2007 included:

•	Total revenues increased 12% from first quarter 2006 with Commercial Services and Financial Institution Services segments’ revenue each growing 9% and the International segment’s revenue growing 39%.

•

Net cash provided by operating activities from continuing operations increased 65% to $440.1 million for the three months ended March 31, 2007 compared to the corresponding period in 2006. During the first quarter 2007, the Company disbursed $239.9 million for business and portfolio acquisitions, net of cash acquired, and $97.7 million for capital expenditures.

•

In first quarter 2007 compared to the same period in 2006, domestic merchant transactions increased 13% to 6.5 billion; domestic debit issuer transactions increased 19% to 2.5 billion; and international transactions increased 26% to 1.2 billion.

Proposed Merger

On April 1, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with an affiliate of Kohlberg Kravis Roberts & Co. (“KKR”). Should the proposed merger be approved and executed, as of the effective date of the proposed merger, each issued and outstanding share of common stock of the Company will generally be cancelled and converted into the right to receive $34.00 in cash, without interest. Additionally, vesting of FDC stock options, restricted stock awards and restricted stock units would be accelerated upon closing of the proposed merger. As a result, holders of stock options would receive cash equal to the intrinsic value of the awards based on a market price of $34.00 per share while holders of restricted stock awards and restricted stock units would receive $34.00 per share in cash, without interest. Vesting of Western Union options, restricted stock awards and restricted stock units held by FDC employees would also be accelerated upon closing of the proposed merger. The acceleration of the vesting period would result in a corresponding acceleration of expense recognition associated with the above noted awards.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

The Merger Agreement contains a “go-shop” provision pursuant to which the Company may solicit and negotiate competing takeover proposals until May 22, 2007. The solicitations during this period may or may not result in an alternative transaction to that of KKR. On or after May 22, 2007, the Company is subject to a “no-shop” provision which restricts its ability to solicit, discuss or negotiate competing proposals, other than with persons that have made a takeover proposal during the go-shop period.

The Merger Agreement contains certain operating covenants with respect to FDC pending the consummation of the proposed merger. During the period from the date of the Merger Agreement to the date the proposed merger is consummated, the Company will carry on its business in all material respects in the ordinary course consistent with past practice. The Company will use its reasonable best efforts to preserve its business organizations intact and maintain existing relations and goodwill with governmental entities, alliances, customers, suppliers, employees and business associates. In addition, the Merger Agreement contains certain specific restrictions or limitations on the activities of the Company, subject to the receipt of a prior written consent from KKR, which consent is not to be unreasonably withheld.

The Company may terminate the Merger Agreement under certain conditions. In connection with such a termination, the Company must pay KKR a $700 million fee, except that if the termination is in connection with certain takeover proposals, the fee will be reduced to $250 million. The Company may also terminate the Merger Agreement under certain conditions if KKR breaches certain representations, warranties, obligations or if it fails to affect the closing and/or satisfy its obligations regarding payment of the proposed merger consideration. Upon such termination, KKR must pay the Company a $700 million fee.

Consummation of the proposed merger is subject to several conditions, including the adoption of the Merger Agreement by the Company’s stockholders, the absence of certain legal impediments, the obtaining of certain foreign and domestic regulatory approvals and other customary closing conditions. The Company expects to consummate the proposed merger by the end of the third quarter 2007.

2007 Acquisitions

•

In February 2007, the Company acquired the assets of Datawire Communication Networks, Inc. (“Datawire”), an internet-based transaction delivery company. Datawire is reported as part of the First Data Commercial Services segment.

•	In March 2007, the Company acquired Intelligent Results, a customer data analytics and decision management software provider. Intelligent Results is reported as part of All Other and Corporate.

•

In March 2007, the Company acquired Instant Cash Services® (“Instant Cash”), a debit card and ATM payment processing service provider for community banks, credit unions, thrifts and non-financial institutions. A majority of Instant Cash is reported as part of the First Data Financial Institution Services segment and the remaining portion is reported as part of the First Data Commercial Services segment.

•

In March 2007, the Company signed an agreement to acquire POLCARD SA (“POLCARD”), a merchant acquirer and card issuer processor in Poland. The acquisition is subject to the approval of relevant authorities, and is expected to be completed in the second quarter of 2007. POLCARD will be reported as part of the First Data International segment.

•

In April 2007, the Company signed an agreement to acquire FundsXpress, a provider of online banking and bill payment services. The acquisition is expected to be completed in the second quarter of 2007. FundsXpress will be reported as part of the First Data Financial Institution Services segment.

Companywide Initiatives

The Company plans to begin its U.S. data center consolidation initiatives during 2007, upon approval by the Board of Directors. The Company plans to reduce its U.S. data centers to 3 from the current total of 12. Command centers will be reduced to 2 from the current total of 7. The estimated cost in 2007 related to these U.S. initiatives is expected to be approximately $45 million consisting of approximately $24 million in capital expenditures and approximately $21 million of direct project costs. The cost of the entire project is currently estimated to be

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

approximately $225 million, of which approximately $145 million relates to capital expenditures and approximately $80 million to direct project costs. The Company expects to incur these costs beginning in the second quarter of 2007 through the second half of 2009, when the project is expected to be completed. The Company’s domestic platform consolidation and its global sourcing initiative are still under development. Internationally, the Company has already closed one European data center, and anticipates closing another in the second quarter of 2007. The European mainframe data center consolidation is expected to be mostly complete in 2008.

Results of Operations

The following discussion for both consolidated results and segment results refers to the three months ended March 31, 2007 versus the same period in 2006. Consolidated results should be read in conjunction with segment results, which provide more detailed discussions concerning certain components of the Consolidated Statements of Income. All significant intercompany accounts and transactions have been eliminated.

Consolidated Results

	Three months ended March 31,				Change
(in millions)	2007	% of Total Revenue	2006	% of Total Revenue	Amount	%
Revenues:
Transaction and processing service fees	$1,267.7	70%	$1,148.3	70%	$119.4	10%
Investment income, net	(30.3)	(2)%	(24.8)	(2)%	(5.5)	NM
Product sales and other	188.0	10%	172.2	11%	15.8	9%
Reimbursable debit network fees, postage and other	410.9	22%	340.0	21%	70.9	21%

	$1,836.3	100%	$1,635.7	100%	$200.6	12%

Expenses:
Cost of services	$835.2	46%	$731.6	44%	$103.6	14%
Cost of products sold	74.3	4%	66.8	4%	7.5	11%
Selling, general and administrative	302.2	16%	270.3	17%	31.9	12%
Reimbursable debit network fees, postage and other	410.9	22%	340.0	21%	70.9	21%
Other operating expenses, net	18.3	1%	13.9	1%	4.4	NM

	$1,640.9	89%	$1,422.6	87%	$218.3	15%

NM- Not Meaningful

Operating revenues overview

The following provides highlights of revenue growth while a more detailed discussion is included in the “Segment Results” section below:

Transaction and processing service fees

•

First Data Commercial Services segment—Revenue increased for the first quarter 2007 versus the same period in 2006 mostly due to growth of existing clients resulting from increased transaction volumes.

•

First Data Financial Institution Services segment—Revenue increased for the first quarter 2007 versus the same period in 2006 most significantly from the growth of existing clients partially offset by price compression.

•

First Data International segment—Revenue increased in first quarter 2007 compared to first quarter 2006 most significantly from acquisitions followed by growth of existing clients and benefit from foreign currency exchange rate movements.

Investment income, net

•

The decrease in investment income during the three months ended March 31, 2007 compared to the same period in 2006 was driven by the IPS segment’s official check business due to rising interest rates that caused commissions paid to official check agents to increase and net realized losses of $2.0 million on the sale of portfolio investments in conjunction with the wind-down of the official check and money order business.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Product sales and other

•

Product sales and other increased for the three months ended March 31, 2007 from the comparable 2006 period due to the impact of acquisitions, increased contract termination fees, and increased leasing revenue partially offset by a decrease in patent income.

Reimbursable debit network fees, postage and other

•

The increases in reimbursable debit network fees, postage and other revenue and the corresponding expense for the three months ended March 31, 2007 versus the same period in 2006 were due to increases in debit network fees resulting from the continued growth of PIN-debit transaction volumes. In addition, postage revenue increased due largely to new business.

Operating expenses overview

Cost of services

•

The increase in cost of services for the three months ended March 31, 2007 over the same period in 2006 was attributable largely to acquisitions and increased employee related expenses. Cost of services, as a percentage of transaction and processing service fee revenue, increased for the three months ended March 31, 2007 compared to the same period in 2006 as a result of the items noted above.

Cost of products sold

•	Cost of products sold increased in the first quarter 2007 in comparison to the same period in 2006 as a result of increases in costs associated with the sale and leasing of terminals.

Selling, general and administrative

•

Selling, general and administrative expenses increased in the three months ended March 31, 2007 versus the comparable period in 2006 due to the impact of acquisitions, legal and accounting fees related to the private equity transaction and to a lesser extent, an increase in employee related expenses, including share based compensation. Selling, general and administrative expenses, as a percentage of transaction and processing service fee revenue, increased slightly in first quarter 2007 compared to first quarter 2006 due to the items noted above.

Other operating expenses, net

Other operating expenses related to restructuring, impairments, litigation and regulatory settlements and other totaled net charges of $18.3 million and $13.9 million for the three months ended March 31, 2007 and 2006, respectively, and are presented on the Consolidated Statements of Income under those respective descriptions.

2007 Activities

The Company recorded restructuring charges comprised of severance totaling $2.8 million for the three months ended March 31, 2007 resulting from efforts to improve the overall efficiency and effectiveness of the sales and sales support teams within the Commercial Services segment. Severance charges resulted from the termination of approximately 230 sales related employees comprising approximately 10% of the segment’s regional sales, cross-sale and sales support organizations. The Company estimates cost savings resulting from 2007 restructuring activities of approximately $9 million in 2007 and approximately $12 million on an annual basis. Partially offsetting the charges are reversals of prior period restructuring accruals of $0.8 million.

The following table summarizes the Company’s utilization of restructuring accruals from continuing operations for the three months ended March 31, 2007 (in millions):

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

	Employee Severance	Facility Closure
Remaining accrual at January 1, 2007	$27.1	$1.6
Expense provision	2.8	—
Cash payments and other	(7.8)	(0.4)
Changes in estimates	(0.8)	—

Remaining accrual at March 31, 2007	$21.3	$1.2

During the first quarter 2007, the Company recorded a charge of $16.3 million related to the impairment of goodwill and intangible assets associated with the wind-down of the Company’s official check and money order business.

2006 Activities

Restructuring charges during the first three months of 2006 related to a facility closure associated with restructuring actions taken in the fourth quarter 2005. The facility was vacated as of March 31, 2006. Offsetting the charges are reversals of prior period restructuring accruals of $1.2 million.

In the first quarter 2006, the Company recorded a $15.0 million settlement associated with a patent infringement lawsuit against TeleCheck, clearing all past and future claims.

Interest income

Interest income increased in the first quarter 2007 compared to the first quarter 2006 most significantly due to increased cash balances in certain international locations as well as from acquisitions and secondly from increased interest rates.

Interest expense

Interest expense decreased in the first quarter 2007 compared to the first quarter 2006 as a result of the debt for debt exchange related to the Western Union spin-off and the related repayment of debt in September, November and December 2006 and January 2007 partially offset by higher average interest rates.

Investment gains and losses, net

The majority of the decrease in investment gains and losses, net is due to the Company recognizing a net investment gain of $102.9 million in the first quarter 2006 associated with interest rate swaps not qualifying for hedge accounting. During the first quarter 2007, net investment losses resulted from a loss on the sale and impairment of certain strategic investments. An additional loss resulted from the recognition of a transition adjustment associated with the January 2001 adoption of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) related to the Company’s decision to wind-down the official check and money order business. Partially offsetting these losses were gains resulting from the sale of certain strategic investments.

Divestitures, net

During the three months ended March 31, 2007, the Company recognized a benefit resulting from the release of an excess divestiture accrual due to the expiration of certain contingencies. During the three months ended March 31, 2006, the Company recognized gains on the sale of corporate aircraft.

Debt repayment gain

During the first quarter 2007, the Company recorded a net gain of $1.4 million related to the early repayment of long-term debt at a discount from the principal amount.

Income taxes

FDC’s effective tax rate on pretax income from continuing operations was 17.9% and 25.9% for the three months ended March 31, 2007 and 2006, respectively. The non-taxable interest income from the IPS municipal bond portfolio significantly impacted the effective tax rate from continuing operations, reducing the statutory rate by approximately 18 and 14 percentage points for 2007 and 2006, respectively. The calculation of the effective tax rate includes most of the equity earnings in affiliates and minority interest in pretax income because these items relate principally to entities that are considered pass-through entities for income tax purposes.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

The decrease in the effective tax rate in the first quarter 2007 compared to 2006 resulted most significantly from the above noted non-taxable interest income being a larger portion of pre-tax income in 2007 as well as a larger foreign tax rate differential and tax credits, partially offset by other less significant items.

Minority interest

Most of the minority interest expense relates to the Company’s consolidated merchant alliances. The slight increase in expense for the three months ended March 31, 2007 compared to the same period in 2006 was due to an increase in the alliances’ income in 2007.

Equity earnings in affiliates

The increase in equity earnings in affiliates for the three months ended March 31, 2007 compared to the same period in 2006 resulted most significantly from increased merchant transaction volume in the merchant alliances. Earnings of an alliance were also improved due to a beneficial change in its portfolio mix and lower processing rates.

Diluted earnings per share

Diluted earnings per share (“EPS”) from continuing operations decreased in the first quarter 2007 compared to the same period in 2006 due to the items noted above.

Segment Results

For a detailed discussion of the Company’s principles regarding its operating segments, refer to “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

First Data Commercial Services Segment Results

	Three months ended March 31,				Change
(in millions)	2007	% of Segment Revenue	2006	% of Segment Revenue	Amount		%
Revenues:
Transaction and processing service fees	$523.5	51%	$504.4	55%	$19.1		4%
Check services	90.2	9%	78.2	8%	12.0		15%
Product sales and other	93.5	9%	95.3	10%	(1.8)		(2)%
Reimbursable debit network fees, postage and other	229.5	23%	184.9	20%	44.6		24%
Equity earnings in affiliates	68.1	7%	59.7	6%	8.4		14%
Other revenue	14.0	1%	11.9	1%	2.1		18%

Total revenue	$1,018.8	100%	$934.4	100%	$84.4		9%

Operating profit	$225.1		$214.8		$10.3		5%
Operating margin	22%		23%		(1	)pt
Key indicators:
Domestic merchant transactions (a)	6,521.0		5,795.8		725.2		13%

(a)

Domestic merchant transactions include acquired VISA and MasterCard credit and signature debit, PIN-debit, electronic benefits transactions, and processed-only or gateway customer transactions at the point of sale (“POS”). Domestic merchant transactions also include acquired ATM transactions, gateway transactions at ATMs, and STAR PIN-debit POS transactions received from other acquirers. Transactions for 2006 have been adjusted to conform to current year presentation.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Summary

First Data Commercial Services segment revenue increased for the three months ended March 31, 2007 compared to the same period in 2006 driven most significantly by merchant acquiring, including equity earnings in affiliates, and related services. Most of this growth was driven by growth of existing clients due to increased transaction volumes and increased debit network fees. Also contributing to growth was an increase in Electronic Check Acceptance (“ECA”) processing revenue upon expansion into more locations of large national retailers. Additionally, in the third quarter 2006, the Company began classifying commission payments to certain independent sales organizations (“ISO”) as expense rather than netting them against revenue consistent with the Company’s accounting for other similar arrangements which contributed approximately 1% to the segment’s revenue growth rate in the first quarter 2007.

Transaction and processing service fees revenue and equity earnings in affiliates

The components of transaction and processing service fees revenue and equity earnings in affiliates for the three months ended March 31, 2007 and 2006, respectively, are:

	Three months ended March 31,		Change
(in millions)	2007	2006	Amount	%
Acquiring revenue	$448.3	$429.5	$18.8	4%
Prepaid revenue	27.2	26.9	0.3	1%
Processing revenue charged to unconsolidated merchant alliances	48.0	48.0	0.0	0%

Total transaction and processing revenue	523.5	504.4	19.1	4%
Equity earnings in affiliates	68.1	59.7	8.4	14%

Total transaction and processing revenue and equity earnings in affiliates	$591.6	$564.1	$27.5	5%

The increase in acquiring revenue in the first quarter 2007 compared to the same period in 2006 was driven by increases in transaction volume due to consumer spending at the point of sale, sales productivity and the above noted reclassification of certain commission payments out of revenue and into expense. Also contributing to growth were improved merchant retention, activation improvements, the growth of new alliances and 2006 pricing changes. The reclassification of certain ISO commission payments contributed approximately 2% to the acquiring revenue growth rate in the first quarter 2007 compared to the same period in 2006.

The Company’s transaction growth rate for PIN-debit increased in the first quarter of 2007 compared to the same period in 2006. One of the items driving growth in PIN-debit is increased penetration in the grocery, petroleum and quick service restaurant markets. Merchant PIN-debit transactions, including acquired and STAR network transactions, account for approximately 26% and 24% of total domestic merchant transactions for the first quarter 2007 and 2006, respectively. The Company continues to see a shift in consumer behavior toward the use of PIN-debit cards from credit cards, signature debit cards, checks and cash.

The spread between the transaction growth rate and the transaction and processing service fee revenue growth rate in the first quarter 2007 compared to the first quarter 2006 remained relatively constant after consideration of the ISO adjustment noted above, the mix of merchants and price compression noted below. The spread is caused most significantly by the mix of merchants. Most of the disparity is within the segment’s portfolios of national merchants, which drive significant transaction growth and experience the greatest price compression. Also contributing to this spread is a lower average transaction amount due to increased usage at merchants such as quick service restaurants. The segment has historically experienced three to five percent annual price compression on average, with price compression for the national merchants being higher.

Prepaid revenue and processing revenue remained relatively flat year over year as a result of an increase in transactions being offset by certain items, including pricing.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

The increase in equity earnings in affiliates for the three months ended March 31, 2007 compared to the same period in 2006 resulted most significantly from increased merchant transaction volume in the merchant alliances. Earnings of an alliance were also improved due to a beneficial change in its portfolio mix and lower processing rates.

Check services revenue

The increase in check services revenue for the three months ended March 31, 2007 compared to the same period in 2006 resulted from an increase in ECA processing revenue due to expansion into more locations of large national retailers and increased revenues from collection services provided for a national merchant. These increases partially are offset by the general decline in the paper check guarantee volumes.

Product sales and other revenue

The majority of the decrease in product sales and other revenues for the three months ended March 31, 2007 in comparison to 2006 was driven by decreased terminal sales partially offset by increased leasing revenue.

Reimbursable debit network fees, postage and other

The increase in reimbursable debit network fees, postage and other for the three months ended March 31, 2007 versus the comparable period in 2006 was due to growth in debit network fees resulting from the continued growth of PIN-debit transaction volumes as noted above. Debit network fees represent substantially all of the balance within this line item.

Operating profit

First Data Commercial Services segment operating profit increased in the three months ended March 31, 2007 compared to the same period in 2006 due to the factors discussed above. In addition, during the first quarter 2007, the Company bought out a revenue sharing agreement as part of a new, larger relationship with Discover Financial Services LLC (“Discover”) resulting in an expense charge which negatively impacted the operating profit growth rate by 4 percentage points. The Company anticipates recovering this charge over the subsequent three to four quarters. Increased amortization resulting from contingent payments associated with a merchant alliance also negatively impacted operating profit growth in first quarter 2007 by 1 percentage point and will continue to have a similar impact during the remainder of 2007. The Company expects the segment profit will benefit in the remaining three quarters of 2007 by approximately $9 million due to the current year restructuring activities described above.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

First Data Financial Institution Services Segment Results

	Three months ended March 31,				Change
(in millions)	2007	% of Segment Revenue	2006	% of Segment Revenue	Amount		%
Revenues:
Transaction and processing service fees	$295.1	61%	$288.7	65%	$6.4		2%
Product sales and other	16.8	3%	3.7	1%	13.1		NM
Reimbursable postage and other	173.3	36%	152.8	34%	20.5		13%

Total revenue	$485.2	100%	$445.2	100%	$40.0		9%

Operating profit	$96.7		$84.3		$12.4		15%
Operating margin	20%		19%		1	pt
Key indicators:
Domestic debit issuer transactions (a)	2,459.0		2,074.5		384.5		19%
Domestic active card accounts on file (end of period)(b)
Bankcard	43.2		30.3		12.9		43%
Retail	69.0		57.2		11.8		21%

Total	112.2		87.5		24.7		28%

Domestic card accounts on file (end of period)
Bankcard	120.2		66.5		53.7		81%
Retail	337.1		259.2		77.9		30%
Debit	115.2		100.0		15.2		15%

Total	572.5		425.7		146.8		34%

(a)	Domestic debit issuer transactions include VISA and MasterCard signature debit, STAR ATM, STAR PIN-debit POS, and ATM and PIN-debit POS gateway transactions.
(b)	Domestic active card accounts on file include customer accounts that had a balance or any monetary posting or authorization activity during the last month of the quarter.

Summary

First Data Financial Institution Services segment revenue increased in the three months ended March 31, 2007 compared to the same periods in 2006 due most significantly to reimbursable postage revenue and growth of existing clients partially offset by price compression.

The Company converted 1.7 million accounts during the first quarter of 2007, and also increased accounts through the growth of existing clients. At March 31, 2007, the Company had approximately 21 million accounts in the pipeline, primarily retail, with approximately 16 million of these accounts scheduled for conversion in the second quarter of 2007.

Transaction and processing service fee revenue

Components of transaction and processing service fee revenue

	Three months ended March 31,		Change
(in millions)	2007	2006	Amount	%
Credit and retail card processing	$97.1	$97.8	$(0.7)	(1)%
Debit processing	110.7	104.0	6.7	6%
Output services	65.6	63.3	2.3	4%
Remittance processing services	21.7	23.6	(1.9)	(8)%

Total	$295.1	$288.7	$6.4	2%

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Credit and retail card processing revenue

Credit and retail card processing revenue decreased in the three months ended March 31, 2007 compared to the same period in 2006 due to price compression partially offset by growth of existing clients.

Retail account portfolios typically have a lower proportionate share of active accounts than credit account portfolios and product usage is different between the card types resulting in lower revenue per active retail account. In addition, contract pricing at the customer level is dependent upon the volume of accounts, mix of account types (e.g. retail, credit, co-branded credit and debit) and product usage. Although active bankcard accounts on file increased during the three months ended March 31, 2007 compared to the same period in 2006, a majority of the increase was related to co-branded credit accounts for which product mix and price is more comparable to retail accounts.

Debit processing revenue

Debit network processing revenue was driven by the domestic debit issuer transactions noted above. Revenue increased in the three months ended March 31, 2007 compared to the same period in 2006 due to growth of existing clients partially offset by price compression. The majority of domestic debit issuer transaction growth was driven by the shift to the use of debit cards from credit cards, checks and cash, and such trends are expected to continue. Price compression upon renewal of contracts and the change in client mix drove the spread between revenue growth and transaction growth. These factors will continue to influence the growth rates in the near term.

Output services revenue

Output services revenue increased for the three months ended March 31, 2007 compared to the same period in 2006 due to new business partially offset by lost business.

Remittance processing services revenue

Remittance processing services revenue decreased for the first quarter 2007 compared to the first quarter 2006 due to the deconversion of a large customer and consumer conversion from paper to electronic payment methods. The Company expects remittance revenue to continue to decrease during the remainder of 2007 compared to 2006 primarily due to the deconversion of a large customer at the end of 2006 and continued conversion to electronic payment methods discussed above partially offset by new business.

Product sales and other revenue

Product sales and other revenue increased for the three months ended March 31, 2007 compared to the same period in 2006 due to an increase in professional service fees and software licensing and maintenance revenue resulting from the acquisition of Peace Software in the third quarter 2006 as well as to the receipt of contract termination fees in the first quarter 2007.

Reimbursable postage and other revenue

Reimbursable postage and other revenue increased for the three months ended March 31, 2007 in comparison to the same period in 2006 due largely to new business. The postage rate increase in May 2007 will positively impact growth rates in future quarters.

Operating profit

First Data Financial Institution Services segment operating profit and operating margins increased for the three months ended March 31, 2007 compared to the same period in 2006 due to the factors noted above as well as to significant benefits from cost savings initiatives implemented in 2006 and continuing into 2007 in anticipation of continued price compression.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

First Data International Segment Results

	Three months ended March 31,				Change
(in millions)	2007	% of Segment Revenue	2006	% of Segment Revenue	Amount		%
Revenues:
Transaction and processing service fees	$283.6	78%	$207.0	79%	$76.6		37%
Product sales and other	59.3	16%	42.8	16%	16.5		39%
Other revenues	23.6	6%	14.1	5%	9.5		67%

Total revenue	$366.5	100%	$263.9	100%	$102.6		39%

Operating profit	$35.0		$29.1		$5.9		20%
Operating margin	10%		11%		(1	)pt
Key indicators:
International transactions (a)	1,245.0		988.1		256.9		26%
International card accounts on file (end of period)(b)	67.3		32.5		34.8		107%

(a)

International transactions include VISA, MasterCard and other card association merchant acquiring and switching and debit issuer transactions for clients outside the U.S. Transactions include credit, signature debit and PIN-debit POS, POS gateway and ATM transactions. Transactions for 2006 have been adjusted to conform to current year presentation.

(b)	International card accounts on file include bankcard and retail.

Summary

Revenue growth in the three months ended March 31, 2007 compared to the same period in 2006 was driven by acquisitions, growth of existing clients and benefit from foreign currency exchange rate movements. The acquisitions of First Data Deutschland (formerly Gesellschaft fur Zahlungssysteme) in the Europe, Middle East and Africa (“EMEA”) region and First Data Cono Sur (formerly ArgenCard) in the Latin America and Canada (“LAC”) region during 2006 contributed 22 percentage points to segment revenue growth rates for the three months ended March 31, 2007 compared to the same period in 2006, while foreign currency exchange rate movements positively impacted total revenue growth rates by 8 percentage points for the same period.

Transaction and processing service fee revenue

Transaction and processing service fee revenue increased in the first quarter 2007 compared to the first quarter 2006 due mostly to the acquisitions noted above. The remaining increase is mostly due to an increase in POS and ATM transactions resulting from growth of both existing clients and new business and, to a lesser extent, an increase in accounts on file in the EMEA and LAC regions and continued expansion of the Cashcard ATM network in Australia.

Revenue growth in EMEA for the three months ended March 31, 2007 in comparison to the same period in 2006 is due mainly to the impact of the acquisition discussed above as well as foreign currency exchange rate movement, growth from existing clients and new business partially offset by lost business. Acquisition growth relates to supporting switching debit and ATM transactions as well as debit card transactions and card issuer processing. Revenue growth in Australia and New Zealand (“ANZ”) for the three months ended March 31, 2007 in comparison to the same period in 2006 is due to continued expansion of the Cashcard ATM network and merchant acquiring portfolio in Australia, growth of existing clients and foreign currency exchange rate movement which was partially offset by the impact of lost business and price compression. Revenue growth in LAC for the same periods is due to the acquisition discussed above, growth of existing merchant acquiring businesses as a result of increased volumes and increases in accounts on file partially offset by price compression and fewer product sales.

As noted above, transaction and processing service fee revenue is driven by accounts on file and transactions. The spread between growth in these two indicators and revenue growth is driven mostly by the change in the mix of transaction types resulting from acquisitions. The effects of foreign currency exchange rate fluctuations also contributed to the spread.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

At March 31, 2007, the International segment had approximately 3.8 million accounts in the pipeline which were primarily retail. The Company expects to convert approximately 3.3 million of these accounts during 2008.

Product sales and other revenue

The increase in product sales and other revenue for the three months ended March 31, 2007 over the same period in 2006 resulted from increased terminal-related revenue driven mainly by acquisitions in the LAC and EMEA regions as well as professional services fees associated with the VisionPLUS managed service supported by the Company’s Singapore office.

Operating profit

The segment’s operating profit increased for the three months ended March 31, 2007 compared to 2006 due to the growth in revenues described above including acquisitions, foreign currency exchange rate movements and growth from existing clients. Expenditures on strategic business initiatives in the first quarter 2007 compared to the same period in 2006 adversely impacted operating profit growth. Segment margins continue to be impacted by the investment in strategic business initiatives in EMEA and the expansion in regions such as Asia.

Integrated Payment Systems Segment Results

	Three months ended March 31,				Change
(in millions)	2007	% of Segment Revenue	2006	% of Segment Revenue	Amount		%
Revenues:
Transaction and processing service fees	$14.7	48%	$15.8	44%	$(1.1)		(7)%
Investment income, net (a)	14.0	46%	20.0	56%	(6.0)		(30)%
Other revenue	1.9	6%	0.1	0%	1.8		NM

Total revenue	$30.6	100%	$35.9	100%	$(5.3)		(15)%

Operating profit	$1.4		$7.2		$(5.8)		NM
Operating margin	5%		20%		(15	)pts

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

Transaction and processing service fee revenue

Transaction volumes were relatively flat from the first quarter 2007 compared to the same period in 2006. The decrease in transaction and processing service fee revenue during the three months ended March 31, 2007 compared to the same period in 2006 was due to a new service offering arrangement associated with retail money order offered to Western Union.

Investment income, net

The decrease in investment income during the three months ended March 31, 2007 compared to the same period in 2006 was driven by the official check business. Rising interest rates caused commissions paid to official check agents to increase which was partially offset by benefits recognized on investment hedges and increases in investment earnings resulting from interest rate increases. Additionally, during the first quarter 2007, the Company realized a net loss of $2.0 million on the sale of portfolio investments in conjunction with the wind-down of the official check and money order business.

Operating profit

The decrease in operating profit and operating margin for the three months ended March 31, 2007 compared to the same period in 2006 mainly was due to the decrease in “Investment income, net” discussed above.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

All Other and Corporate

	Three months ended March 31,
(in millions)	2007	2006	Percent Change
Revenues	$110.6	$119.8	(8)%
Operating loss	(36.9)	(16.1)	129%

Revenues

The decrease in revenues for the three months ended March 31, 2007 compared to the same period in 2006 resulted from a decrease in patent revenue partially offset by an increase in volumes in the government business. Fluctuations in the other businesses were not individually significant.

Operating loss

The increase in operating loss for the three months ended March 31, 2007 compared to the same period in 2006 resulted from a decrease in patent revenue, costs incurred in conjunction with the proposed private equity transaction, and increases in incentive compensation, including share based compensation, in the first quarter 2007 compared to the same period in 2006. Fluctuations in the other businesses were not individually significant.

Capital Resources and Liquidity

The Company’s source of liquidity during the first three months of 2007 was cash generated from operating activities. The Company believes its current level of cash and short-term financing capabilities along with future cash flows from operations are sufficient to meet the needs of its existing businesses. The Company may, from time to time, seek longer-term financing to support additional cash needs or to reduce short-term borrowings. If the proposed merger is consummated, the Company expects it will have a significant impact on liquidity and capital resources. The following discussion highlights the Company’s cash flow activities from continuing operations during the three months ended March 31, 2007 and 2006.

Cash and Cash Equivalents

Highly liquid investments (other than those included in settlement assets) with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates market value. At March 31, 2007 and December 31, 2006, the Company held $1,004.3 million and $1,154.2 million in cash and cash equivalents, respectively.

Excluded from cash and cash equivalents at March 31, 2007 and December 31, 2006 were $31.7 million and $27.4 million, respectively, of assets that would otherwise meet the definition of cash and cash equivalents. Such excluded amounts pertained to required investments in connection with the Company’s First Financial Bank and required investments related to other operations and are included in “Other assets” on the Consolidated Balance Sheets.

Cash held outside of the United States at March 31, 2007 and December 31, 2006 was $365.6 million and $441.6 million, respectively.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Cash Flows from Operating Activities from Continuing Operations

	Three months ended March 31,
Source/(use) (in millions)	2007	2006
Net income from continuing operations	$171.7	$219.7
Depreciation and amortization	180.8	174.0
Other non-cash and non-operating items, net	(39.5)	(144.0)
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable	127.9	96.7
Other assets	87.8	38.5
Accounts payable and other liabilities	(83.3)	(87.0)
Income tax accounts	7.1	60.7
Excess tax benefit from share-based payment arrangement	(12.4)	(91.1)

Net cash provided by operating activities from continuing operations	$440.1	$267.5

Other non-cash and non-operating items and charges include restructuring, impairments, litigation and regulatory settlements, other, investment gains and losses, divestitures and a debt repayment gain as well as undistributed earnings in affiliates, stock compensation and ESPP expense, and gains on the sale of merchant portfolios, the proceeds from which are recognized in investing activities. The change in 2007 compared to 2006 resulted most significantly from a gain recognized in 2006 related to the value of interest rate swaps that did not qualify for hedge accounting.

The change in accounts receivable between years was the result of the timing of collections compared to billings as well as the addition of operating activity related to acquisitions completed during 2006. The change in other assets resulted from an increase in distributions received from equity method investments in 2007. The change in accounts payable and other liabilities between years resulted from timing of payments for various liabilities. The change in income tax accounts was the result of higher tax payments during the first three months of 2007 compared to 2006 resulting from the tax benefit associated with the significant number of stock options exercised during the first quarter of 2006.

The decrease in excess tax benefit from share-based payment arrangement related to a large benefit received in the first quarter 2006 due to the exercise of a significant number of stock options.

Cash Flows from Investing Activities from Continuing Operations

	Three months ended March 31,
Source/(use) (in millions)	2007	2006
Current year acquisitions, net of cash acquired	$(239.9)	$(32.5)
Payments related to other businesses previously acquired	(50.8)	(40.5)
Additions to property and equipment, net	(56.7)	(25.4)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(41.0)	(28.3)
Proceeds from the sale of marketable securities	11.2	13.3
Other investing activities	13.5	86.7

Net cash used in investing activities from continuing operations	$(363.7)	$(26.7)

Acquisitions

During the three months ended March 31, 2007, the Company acquired 100% of Size Technologies, Inc., Datawire, Instant Cash, Intelligent Results and a merchant portfolio for cash consideration. The Company expects to fund in excess of $750 million for other acquisitions during the remainder of 2007. During the three months ended March 31, 2006, the Company created a joint venture with BNL and acquired substantially all of the assets of ClearCheck, Inc.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Payments Related to Other Businesses Previously Acquired

During the three months ended March 31, 2007 and 2006, payments related to other businesses previously acquired related mostly to contingent consideration.

Capital Expenditures

The following table discloses amounts capitalized related to customer contracts, conversion costs, systems development and property and equipment.

	Three months ended March 31,
(in millions)	2007	2006
Customer contracts	$11.2	$6.0
Conversion costs	7.7	7.0
Systems development	22.1	15.3

Subtotal	41.0	28.3
Property and equipment	56.7	25.4

Total amount capitalized	$97.7	$53.7

The Company expects to incur capital expenditures of approximately $400 million for the full year 2007.

Proceeds from the Sale of Marketable Securities

Proceeds from the sale of marketable securities for the three months ended March 31, 2007 and 2006 included $11.2 million and $10.5 million, respectively, from the partial liquidation of marketable securities acquired in the Concord merger.

Other Investing Activities

The source of cash from other investing activities for the three months ended March 31, 2007 related to distributions from certain strategic investments and proceeds from the sale of a merchant portfolio and from the sale of investments. The source of cash from other investing activities for the three months ended March 31, 2006 included a $109.6 million reduction in regulatory, restricted and escrow cash balances and $27.1 million in proceeds resulting from the sale of corporate aircraft. Partially offsetting these sources were uses related to a contingent payment of $29.9 million related to the 2004 disposition of NYCE (all but $1.6 million of which was accrued at December 31, 2005) and $18.0 million resulting from the purchase of investments related to the Company’s First Financial Bank.

Cash Flows from Financing Activities from Continuing Operations

	Three months ended March 31,
Source/(use) (in millions)	2007	2006
Short-term borrowings, net	$(49.3)	$(139.7)
Principal payments on long-term debt	(101.8)	(13.8)
Proceeds from issuance of common stock	61.8	467.6
Excess tax benefit from share-based payment arrangement	12.4	91.1
Purchase of treasury shares	(117.1)	(632.6)
Cash dividends	(22.6)	(46.0)

Net cash used in financing activities from continuing operations	$(216.6)	$(273.4)

Short-Term Borrowings, net

The Company’s financing activities included net proceeds and cash outlays related to the issuance and paydown of commercial paper as well as other short-term debt and capital leases. The Company did not have any commercial paper outstanding as of March 31, 2007 or December 31, 2006. The Company has a $1.5 billion commercial paper program that is supported by a $1.5 billion revolving credit facility, which expires on October 24, 2010.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Principal Payments on Long-Term Debt

In January 2007, the Company repurchased $32.4 million of its 4.7% senior notes due August 1, 2013, $30.2 million of its 4.85% senior notes due October 1, 2014, and $28.0 million of its 4.95% senior notes due June 15, 2015.

In accordance with the KKR Merger Agreement, First Data expects to tender all of its outstanding notes and expects that all the notes tendered will be purchased at approximately the closing date of the proposed merger.

Proceeds from Issuance of Common Stock

Proceeds from the issuance of common stock resulted from stock option exercises and purchases under the Company’s employee stock purchase plan. Proceeds decreased compared to 2006 due to a significant number of stock options being exercised in the first quarter 2006 that were near expiration.

Excess Tax Benefit from Share-based Payment Arrangement

The excess tax benefit from share-based payment arrangement is discussed in the “Cash Flows from Operating Activities from Continuing Operations” section above.

Purchase of Treasury Shares

During first quarter 2007 and 2006, the Company repurchased 4.7 million and 13.8 million shares, respectively, for $123.3 million and $633.2 million, respectively, related to employee benefit plans. The decrease in shares purchased was a result of a significant number of stock option exercises during the first quarter 2006. The difference between the cost of shares repurchased noted above and the amount reflected in the Consolidated Statements of Cash Flows is due to timing of trade settlements. The Company did not repurchase any shares under its board authorized stock repurchase programs during either period. At March 31, 2007, the Company had $867 million remaining under board authorized stock repurchase programs.

Cash Dividends

The decrease in cash dividends was due to the Company decreasing its quarterly dividend from $0.06 per share to $0.03 per share for common stockholders of record. Subsequent to the Western Union spin-off, the Company reduced its quarterly dividends from $0.06 per common share to $0.03 per common share.

Letters and Lines of Credit

The Company had $30.8 million in outstanding letters of credit at March 31, 2007, of which nearly all expire in 2007 with a one-year renewal option. The letters of credit are held in connection with certain business combinations, lease arrangements and bankcard association agreements. The Company expects to renew the letters of credit prior to expiration.

The Company has lines of credit associated with First Data Deutschland which totaled approximately 160 million euro or approximately $214 million as of March 31, 2007. The Company had $42.0 million outstanding against these lines of credit as of March 31, 2007.

The Company also has a line of credit associated with Cashcard Australia, Ltd. (“Cashcard”) which is periodically used to fund ATM settlement activity. As of March 31, 2007, the line of credit was 162 million Australian dollars or approximately $131 million. The Company did not have any borrowings outstanding against this line of credit as of March 31, 2007.

Significant Non-Cash Transactions

Significant non-cash transactions during the three months ended March 31, 2007 included the issuance of approximately 3.4 million shares of restricted stock to certain employees.

Significant non-cash transactions during the three months ended March 31, 2006 included the issuance of approximately 0.7 million shares of restricted stock to certain employees.

Off-Balance Sheet Arrangements

Other than facility and equipment leasing arrangements, the Company does not engage in off-balance sheet financing activities. The Company has several synthetic operating lease arrangements. Rent expense related to synthetic operating leases was $1.4 million and $2.4 million for the three months ended March 31, 2007 and 2006, respectively.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Contractual Obligations

The adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109,” in January 2007 resulted in an increase in income taxes payable of approximately $311 million, including income tax liabilities for which Western Union has indemnified the Company. Approximately $145 million of the increase was reclassified from deferred tax liabilities to income taxes payable. Both income taxes payable and deferred tax liabilities are included in the “Accounts payable and other liabilities” line of the Consolidated Balance Sheets. There have been no other material changes in the Company’s contractual obligation and commercial commitments from those reported at December 31, 2006 in the Company’s Annual Report on Form 10-K.

Critical Accounting Policies

The Company’s critical accounting policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2006 Annual Report on Form 10-K.

New Accounting Pronouncements

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement requires a company to recognize the funded status of a benefit plan as an asset or a liability in its statement of financial position. In addition, a company is required to measure plan assets and benefit obligations as of the date of its fiscal year-end statement of financial position. The Company adopted the recognition provisions and disclosure requirements as of December 31, 2006. The measurement date provision is effective for fiscal years ending after December 15, 2008. The Company does not expect the measurement provisions to have a material impact on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” This Statement permits entities to measure many financial instruments and certain other items at fair value. This election is made on an instrument-by-instrument basis and is irrevocable. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement is effective for fiscal years beginning after November 15, 2007. At this time the Company does not anticipate electing the fair value option.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

In February 2007, the Company announced its intent to gradually exit the official check and money order business. Client contracts representing approximately 60% of portfolio balances will expire in the next two years and will not be renewed on a long-term basis. As a result, by the end of 2007, the Company plans to convert most of the associated long-term instruments into more liquid instruments of shorter duration. In conjunction with the re-positioning of the portfolio, the Company will terminate the associated interest rate swaps. As of March 31, 2007, the Company’s interest rate risk associated with the official check and money order business had not changed materially from the 2006 Annual Report on Form 10-K; however, the planned activities described above may result in a material change in future periods.

Foreign Currency Risk

There have been no material changes from the 2006 Annual Report on Form 10-K related to the Company’s exposure to market risk from foreign currency.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

The Company’s disclosure controls and procedures are designed to cause information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported with the time periods specified in SEC rules and forms. The Company has evaluated, under the supervision of its Chief Executive Officer and Chief Financial Officer, the effectiveness of disclosure controls and procedures as of March 31, 2007. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007 to ensure that material information regarding the Company is made known to management, including the Chief Executive Officer and Chief Financial Officer, to allow the Company to meet its disclosure obligations.

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

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of First Data Corporation

We have reviewed the consolidated balance sheet of First Data Corporation as of March 31, 2007, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of First Data Corporation as of December 31, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein) and in our report dated February 21, 2007, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph on the Company’s adoption of Statement of Financial Accounting Standards No. 123(R), “Share Based Payment.” In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 5 to the consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109”.

/s/ Ernst & Young LLP

Denver, Colorado

May 4, 2007

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, the Company is involved in various litigation matters arising in the ordinary course of its business. None of these matters, either individually or in the aggregate, currently is material to the Company except those matters reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “Annual Report”). There were no material developments in the litigation matters previously disclosed in the Annual Report except as discussed below.

On April 1, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with New Omaha Holdings L.P., a Delaware limited partnership, and its wholly-owned subsidiary Omaha Acquisition Corporation, a Delaware corporation. New Omaha Holdings L.P. is controlled by affiliates of Kohlberg Kravis Roberts & Co (“KKR”). Four purported class action lawsuits have been filed against the Company and its directors challenging the process by which the Company agreed to enter into the Merger Agreement. These lawsuits are:

Anthony Pappas, individually and on behalf of all others similarly situated v. Kohlberg Kravis Roberts & Co., Henry C. Duques, Daniel P. Burnham, David A. Coulter, Alison Davis, Peter B. Ellwood, Courtney F. Jones, Richard P. Kiphart, James D. Robinson, III, Charles T. Russell, Joan E. Spero, Arthur F. Weinbach, and First Data Corporation, filed in the District Court for Arapahoe County, Colorado, on April 2, 2007;

Morton Smith Trust, on behalf of its and all others similarly situated v. First Data Corporation, Henry C. Duques, Peter B. Ellwood, Richard P. Kiphart, David A. Coulter, Alison Davis, Daniel P. Burnham, Courtney F. Jones, James D. Robinson, III, Charles T. Russell, Joan E. Spero, and Arthur F. Weinbach, filed in the District Court for Arapahoe County, Colorado, on April 4, 2007;

Chris Larson v. First Data Corporation, Kohlberg Kravis Roberts & Co., L.P., Henry C. Duques, Arthur F. Weinbach, James D. Robinson, III, Charles T. Russell, Daniel P. Burnham, David A. Coulter, Alison Davis, Peter B. Ellwood, Courtney F. Jones, Richard P. Kiphart, and Joan E. Spero, filed in the Court of Chancery in and for Newcastle County, Delaware, on April 10, 2007; and

Trust Under the Will of Florence Rosenman v. First Data Corporation, Kohlberg Kravis Roberts & Co., L.P., Henry C. Duques, Daniel P. Burnham, David A. Coulter, Alison Davis, Peter B. Ellwood, Courtney F. Jones, Richard P. Kiphart, James D. Robinson, III, Charles T. Russell, Joan E. Spero, and Arthur F. Weinbach, filed in the Court of Chancery in and for Newcastle County, Delaware, on April 19, 2007.

These purported class action complaints generally allege that the members of the Company’s Board of Directors breached their fiduciary duties of care and loyalty by entering into the Merger Agreement without regard to the fairness of the transaction to the Company’s shareholders or the maximization of shareholder value. The complaints also allege that the Company and/or KKR aided and abetted the directors’ breaches. The complaints generally seek class certification, an order enjoining consummation of the proposed merger, rescinding the proposed merger if it is consummated and setting it aside or awarding rescissory damages to members of the class, directing the defendants to exercise their fiduciary duties and account to the class members for unspecified damages, imposing a constructive trust in favor of the class for benefits improperly received by the defendants, and awarding costs and disbursements, including reasonable attorneys’ fees, experts’ fees and other costs and relief the Court deems just and proper.

The Company believes that the complaints are without merit and intends to vigorously defend them.

ITEM 1A.	RISK FACTORS

Except as described below, there are no material changes to the risk factors as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The information below should be read in conjunction with the risk factors and information disclosed in the Company’s Form 10-K.

Failure to complete the proposed merger could negatively affect the Company

On April 1, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with New Omaha Holdings L.P., an affiliate of KKR. There is no assurance that the Merger Agreement and the proposed merger will be approved by the Company’s shareholders, and there is no assurance that the other conditions to the completion of the proposed merger will be satisfied. In connection with the proposed merger, the Company will be subject to several risks, including the following:

•	the occurrence of any effect, event, development or change that could give rise to the termination of the Merger Agreement;

•	the outcome of any legal proceedings that have and may be instituted against the Company and others following announcement of entering into the Merger Agreement;

•

the inability to complete the proposed merger due to the failure to obtain shareholder approval or the failure to satisfy other conditions to completion of the proposed merger, including the receipt of certain foreign and domestic regulatory approvals;

•	the failure to obtain the necessary financing arrangements set forth in commitment letters received in connection with the proposed merger;

•	risks that the proposed transactions disrupt current plans and operations and the potential difficulties in employee retention;

•	risks that the proposed transactions cause the Company’s alliance partners, customers or service providers to terminate or reduce their relationship with the Company;

•	the amount of the costs, fees, expenses and charges related to the proposed merger and the actual terms of certain financings that will need to be obtained for the proposed merger; and

•	the impact of the substantial indebtedness that will need to be incurred to finance the consummation of the proposed merger.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchases

The following table provides information about the Company’s purchases of shares of the Company’s common stock during the first quarter ended March 31, 2007:

	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2007	1,325,000	$25.71	0	$866,878,483
February 1 – February 28, 2007	450,000	$25.23	0	$866,878,483
March 1 – March 31, 2007	2,950,000	$26.40	0	$866,878,483

Total	4,725,000	$26.09	0

(1)	All of the shares were repurchased in open-market transactions through a systematic repurchase program for the Company’s employee benefit plans.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

(a)	Exhibits

2.1	Agreement and Plan of Merger, dated as of April 1, 2007, among New Omaha Holdings L.P., Omaha Acquisition Corporation and First Data Corporation (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on April 2, 2007).

12	Computation of Ratio of Earnings to Fixed Charges.

15	Letter from Ernst & Young LLP Regarding Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

99	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST DATA CORPORATION (Registrant)

Date: May 8, 2007	By	/s/ Kimberly S. Patmore
Kimberly S. Patmore
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 8, 2007	By	/s/ Jeffrey R. Billat
Jeffrey R. Billat
Vice President and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of April 1, 2007, among New Omaha Holdings L.P., Omaha Acquisition Corporation and First Data Corporation (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on April 2, 2007).

12	Computation of Ratio of Earnings to Fixed Charges.

15	Letter from Ernst & Young LLP Regarding Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

99	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements.