Form 10-Q
period 2007-06-30
FIRST DATA CORP
filed 2007-08-07
CIK 883980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of each class	Number of Shares Outstanding (excluding treasury shares) at June 30, 2007
(Common stock, $.01 par value)	754,031,250

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in millions, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues: (a)
Transaction and processing service fees:
Merchant services (b)	$725.7	$669.4	$1,369.3	$1,263.5
Check services	104.0	79.3	196.2	158.9
Card services	458.7	408.0	902.3	799.4
Other services	89.4	86.8	177.7	170.0
Investment income, net	(7.5)	(34.5)	(37.8)	(59.3)
Product sales and other	199.5	163.0	387.5	335.2
Reimbursable debit network fees, postage and other	430.9	359.1	841.8	699.1

	2,000.7	1,731.1	3,837.0	3,366.8

Expenses:
Cost of services	864.3	742.9	1,699.5	1,474.5
Cost of products sold	81.0	77.5	155.3	144.3
Selling, general and administrative	341.0	287.1	643.2	557.4
Reimbursable debit network fees, postage and other	430.9	359.1	841.8	699.1
Other operating expenses:
Restructuring, net	5.9	0.4	7.9	(0.4)
Impairments	—	(2.0)	16.3	(2.0)
Litigation and regulatory settlements	5.0	(7.5)	5.0	7.5
Other	(7.7)	—	(7.7)	(0.3)

	1,720.4	1,457.5	3,361.3	2,880.1

Operating profit	280.3	273.6	475.7	486.7

Other income (expense):
Interest income	12.9	7.1	20.9	10.0
Interest expense	(35.9)	(60.9)	(70.4)	(118.5)
Investment gains and (losses)	(0.1)	86.9	(1.5)	190.0
Divestitures, net	2.5	0.8	3.5	6.6
Debt repayment gain	—	—	1.4	—

	(20.6)	33.9	(46.1)	88.1

Income before income taxes, minority interest, equity earnings in affiliates and discontinued operations	259.7	307.5	429.6	574.8
Income taxes	70.2	82.9	107.6	160.1
Minority interest	(40.0)	(40.3)	(69.1)	(69.2)
Equity earnings in affiliates	79.4	72.4	147.7	130.9

Income from continuing operations	228.9	256.7	400.6	476.4
Income from discontinued operations, net of taxes of $0, $107.1, $(4.1) and $208.4, respectively	—	205.9	3.5	416.3

Net income	$228.9	$462.6	$404.1	$892.7

Earnings per share from continuing operations:
Basic	$0.31	$0.34	$0.53	$0.62
Diluted	$0.30	$0.33	$0.53	$0.61
Earnings per share:
Basic	$0.31	$0.61	$0.54	$1.17
Diluted	$0.30	$0.60	$0.53	$1.15
Weighted-average shares outstanding:
Basic	750.3	764.4	751.3	765.0
Diluted	763.6	777.4	762.7	778.9

(a)

Includes revenue from Western Union and Primary Payment Systems commercial relationships previously eliminated in consolidation of $5.4 million and $10.5 million for the three and six months ended June 30, 2006, respectively.

(b)

Includes processing fees, administrative service fees and other fees charged to merchant alliances accounted for under the equity method of $56.8 million and $110.2 million for the three and six months ended June 30, 2007, respectively, and $56.5 million and $110.5 million for the comparable periods in 2006.

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions)

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Cash and cash equivalents	$924.5	$1,154.2
Settlement assets	17,635.7	19,149.8
Accounts receivable, net of allowance for doubtful accounts of $28.3 (2007) and $29.0 (2006)	2,318.8	2,150.3
Property and equipment, net of accumulated depreciation of $1,604.1 (2007) and $1,711.3 (2006)	789.1	768.0
Goodwill	7,631.5	7,359.5
Other intangibles, net of accumulated amortization of $2,312.6 (2007) and $2,115.9 (2006)	2,586.8	2,577.5
Investment in affiliates	793.0	756.5
Other assets	551.2	544.9

Total Assets	$33,230.6	$34,460.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Settlement obligations	$17,713.1	$19,166.5
Accounts payable and other liabilities	2,694.7	2,636.8
Borrowings	2,335.1	2,516.2

Total Liabilities	22,742.9	24,319.5

Commitments and contingencies (see Note 11)
Stockholders’ Equity:
Common stock, $0.01 par value; authorized 2,000.0 shares, issued 1,067.7 (2007 and 2006)	10.7	10.7
Additional paid-in capital	9,713.3	9,713.6

Paid-in capital	9,724.0	9,724.3
Retained earnings	11,189.4	10,900.6
Accumulated other comprehensive income (loss)	33.5	(16.9)
Less treasury stock at cost, 313.7 shares (2007) and 314.8 shares (2006)	(10,459.2)	(10,466.8)

Total Stockholders’ Equity	10,487.7	10,141.2

Total Liabilities and Stockholders’ Equity	$33,230.6	$34,460.7

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Six months ended June 30,
	2007	2006
Cash and cash equivalents at beginning of period, including cash of discontinued operations in 2006	$1,154.2	$1,180.9

CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations	400.6	476.4
Net income from discontinued operations	3.5	416.3
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	365.0	345.3
Charges (gains) related to restructuring, impairments, litigation and regulatory settlements, other, investment (gains) and losses, divestitures and debt repayment gain, net	18.1	(191.8)
Other non-cash and non-operating items, net	(85.4)	(46.1)
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable	(35.6)	16.4
Other assets	48.5	32.2
Accounts payable and other liabilities	(87.2)	(146.6)
Income tax accounts	61.3	136.5
Excess tax benefit from share-based payment arrangement	(28.7)	(102.3)

Net cash provided by operating activities from continuing operations	656.6	520.0
Net cash (used in) provided by operating activities from discontinued operations	(9.7)	640.4

Net cash provided by operating activities	646.9	1,160.4

CASH FLOWS FROM INVESTING ACTIVITIES
Current year acquisitions, net of cash acquired	(369.7)	(190.9)
Payments related to other businesses previously acquired	(49.3)	(43.8)
Additions to property and equipment, net	(116.4)	(56.7)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(70.3)	(52.2)
Proceeds from the sale of marketable securities	11.2	20.8
Other investing activities	56.1	135.0

Net cash used in investing activities from continuing operations	(538.4)	(187.8)
Net cash used in investing activities from discontinued operations	—	(240.3)

Net cash used in investing activities	(538.4)	(428.1)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	(57.0)	35.9
Principal payments on long-term debt	(115.5)	(20.9)
Proceeds from issuance of common stock	129.0	582.3
Excess tax benefit from share-based payment arrangement	28.7	102.3
Purchase of treasury shares	(278.2)	(814.9)
Cash dividends	(45.2)	(91.9)

Net cash used in financing activities from continuing operations	(338.2)	(207.2)
Net cash used in financing activities from discontinued operations	—	(0.9)

Net cash used in financing activities	(338.2)	(208.1)

Change in cash and cash equivalents	(229.7)	524.2

Cash and cash equivalents at end of period, including cash of discontinued operations in 2006	$924.5	$1,705.1

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

The accompanying Consolidated Financial Statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial position of the Company at June 30, 2007, the consolidated results of its operations for the three and six months ended June 30, 2007 and 2006 and cash flows for the six months ended June 30, 2007 and 2006. Results of operations reported for interim periods are not necessarily indicative of results for the entire year due in part to the seasonality of certain business units.

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

Pending Merger

In April 2007, the Company announced it signed an agreement to be acquired by an affiliate of Kohlberg Kravis Roberts & Co (“KKR”). The pending merger, which is expected to occur in the third quarter 2007, would result in FDC becoming a privately held company. Details of the pending merger are more fully discussed in Note 3.

Official Check and Money Order Wind-down

In the first quarter 2007, the Company announced its intent to wind-down the official check and money order business included within the Integrated Payment Systems (“IPS”) business segment. The official check and money order businesses are conducted by a subsidiary of the Company, Integrated Payment Systems Inc., with separate creditors and whose assets, including the investment portfolio associated with the official checks and money orders, are not intended to be available to creditors of First Data nor its other subsidiaries. The Company expects the wind-down of the majority of the business to take two to three years in order to honor existing customer contracts. By the end of 2007, the Company will reposition the majority of the investment portfolio associated with this business from long-term municipal bonds to short-term investments, the majority of which are currently short-term municipal bonds. The net costs associated with the repositioning of the portfolio and the wind-down cannot be accurately estimated primarily due to unpredictable dynamics in the municipal bond markets.

During the first six months of 2007, the Company converted over half of this portfolio’s par value into short-term investments. The Company received proceeds from the sales of portfolio investments of $5.8 billion and $6.4 billion for the three and six months ended June 30, 2007, respectively. The Company realized net pretax gains from the sale of these investments, net of the impact of terminating any associated interest rate swaps, of $34.5 million and $32.5 million during the three and six months ended June 30, 2007, respectively, which were recognized in the “Investment income” line of the Consolidated Statements of Income. The net gain was generated by selling both un-hedged and hedged instruments. In connection with the portfolio repositioning, the Company is terminating the interest rate swaps used to hedge the portfolio investments at the time the associated investments are sold. During the second quarter 2007, the Company terminated interest rate swaps with aggregate notional amounts totaling $4.3 billion. No such terminations occurred during the first quarter 2007.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The Company is accounting for the investments on a portfolio basis during the portfolio repositioning since the intent is to liquidate long-term investments over a short period of time. Accordingly, the Company has performed and will continue to perform an impairment analysis quarterly to determine whether the portfolio is in an unrealized loss position. In the event the portfolio is in an unrealized loss position, an impairment charge will be recorded since there may not be sufficient time for the investments to recover in value. During second quarter 2007, the Company recognized $17.7 million of unrealized losses, which were recognized in the “Investment income” line of the Consolidated Statements of Income. No such recognition was necessary during the first quarter 2007. During first quarter 2007, the Company impaired goodwill and intangible assets related to the official check and money order business as described in Note 4.

Revenue Recognition

FDC recognizes revenues from its processing services as such services are performed. Revenue is recorded net of certain costs not controlled by the Company such as credit and offline debit interchange fees and assessments charged by credit card associations which totaled $1,829.6 million and $1,597.4 million for the three months ended June 30, 2007 and 2006, respectively, and $3,481.4 million and $3,052.6 million for the comparable six-month periods. Debit network fees related to acquired PIN-based debit transactions are recognized in the “Reimbursable debit network fees, postage and other” revenues and expenses lines of the Consolidated Statements of Income. The debit network fees related to acquired PIN-debit transactions charged by debit networks totaled $254.7 million and $200.1 million for the three months ended June 30, 2007 and 2006, respectively, and $479.6 million and $379.6 million for the comparable six-month periods.

Supplemental Cash Flow Information

See Note 13 for information concerning the Company’s issuance of restricted stock awards in 2007.

Significant non-cash transactions during the six months ended June 30, 2006 included the grant of approximately 0.9 million shares of restricted stock to certain employees in conjunction with the Company’s incentive compensation plan.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a fair value hierarchy to be used in generally accepted accounting principles and expands disclosures about fair value measurements. Although this statement does not require any new fair value measurements, the application could change current practice. The statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this statement on its financial position and results of operations.

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Note 2: Earnings Per Share

Amounts utilized in per share computations are as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Weighted-average shares outstanding:
Basic weighted-average shares	750.3	764.4	751.3	765.0
Common stock equivalents	13.3	13.0	11.4	13.9

	763.6	777.4	762.7	778.9

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

The diluted earnings per share calculation excludes stock options and warrants that are convertible into 0.8 million and 7.1 million common shares for the three and six months ended June 30, 2007, respectively, and 12.1 million and 10.1 million common shares for the three and six months ended June 30, 2006, respectively, because their inclusion would have been anti-dilutive.

Basic EPS from discontinued operations for the six months ended June 30, 2007 was less than $0.01. There were no results from discontinued operations in second quarter 2007. Basic EPS from discontinued operations for the three and six months ended June 30, 2006 were $0.27 and $0.55, respectively. Diluted EPS from discontinued operations for the three and six months ended June 30, 2006 were $0.27 and $0.54, respectively.

The quarterly dividend per share of common stock for the three months ended June 30, 2007 was $0.03 per share and was $0.06 per share for the same period in 2006. Subsequent to the spin-off, the Company reduced its quarterly dividends from $0.06 per common share to $0.03 per common share.

Note 3: Pending Merger

As described in Note 1, on April 1, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with New Omaha Holdings L.P., a Delaware limited partnership (“Parent”), and Omaha Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of Parent (“Sub”). Parent is controlled by affiliates of KKR. Certain other parties have committed to provide equity financing to Parent (the “Equity Providers”).

Under the terms of the Merger Agreement, Sub will be merged with and into the Company (the “pending merger”), with the Company continuing as the surviving corporation and becoming a direct or indirect subsidiary of Parent. As of the effective time of the pending merger, each issued and outstanding share of common stock of the Company will generally be cancelled and converted into the right to receive $34.00 in cash, without interest. Additionally, vesting of FDC stock options, restricted stock awards and restricted stock units would be accelerated upon closing of the pending merger. As a result, holders of stock options would receive cash equal to the intrinsic value of the awards based on a market price of $34.00 per share while holders of restricted stock awards and restricted stock units would receive $34.00 per share in cash, without interest. Vesting of Western Union options, restricted stock awards and restricted stock units held by FDC employees would also be accelerated upon closing of the pending merger.

The Merger Agreement contained a “go-shop” provision which allowed the Company to solicit and negotiate competing takeover proposals until May 22, 2007. The Company received no competing proposals. On June 26, 2007, the Company filed a proxy statement with the Securities and Exchange Commission scheduling a shareholders vote for the merger on July 31, 2007. The shareholders approved the merger on July 31, 2007. Of the shares that were voted, over 98% were cast in favor of the merger.

On July 10, 2007, it was announced that immediately following consummation of the pending merger, Michael D. Capellas will be appointed as Chief Executive Officer (“CEO”) of the Company. Capellas will succeed Henry C. “Ric” Duques, the current Chairman and CEO of the Company. Duques announced his intention to retire within two years when he returned as Chairman and CEO in late 2005.

The Merger Agreement contains certain operating covenants with respect to FDC pending the consummation of the pending merger. During the period from the date of the Merger Agreement to the date the pending merger is consummated, the Company will carry on its business in all material respects in the ordinary course consistent with past practice. The Company will use its reasonable best efforts to preserve its business organizations intact and maintain existing relations and goodwill with governmental entities,

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

alliances, customers, suppliers, employees and business associates. In addition, the Merger Agreement contains certain specific restrictions or limitations on the activities of the Company, subject to the receipt of the Parent prior written consent, which consent is not to be unreasonably withheld, including: dividends or distributions other than FDC’s recurring quarterly dividend, the issuance or repurchase of capital stock outside of its existing programs, changes to its Certificate of Incorporation or By-laws, acquisition and dispositions of assets in excess of specified amounts, capital expenditures in excess of specified amounts, incurrence of certain indebtedness, modification of certain employee compensation and benefits arrangements, discharge of certain liabilities or claims, entry into a plan of liquidation or similar action, and entry into certain material contractual commitments.

If Parent or Sub breaches the Merger Agreement, under certain circumstances, including if Parent and Sub fail to effect the closing and/or satisfy their obligations regarding payment of the pending merger consideration, the Company may terminate the Merger Agreement under certain conditions. Upon such termination, Parent must pay the Company a $700 million fee.

Parent has provided the Company with executed equity and debt financing commitments, the proceeds of which will provide for the necessary funds to consummate the transactions contemplated by the Merger Agreement. Consummation of the pending merger remains subject to several conditions, including the absence of certain legal impediments, the obtaining of certain foreign regulatory approvals and other customary closing conditions. The Company expects to consummate the pending merger in the third quarter 2007.

Note 4: Restructuring, Impairments, Litigation and Regulatory Settlements, Other, Investment Gains and Losses, Divestitures, net and Debt Repayment Gain

Restructuring charges and reversal of restructuring accruals

The Company recorded restructuring charges in 2007 comprised of severance totaling $6.7 million and $9.5 million for the three and six months ended June 30, 2007. Severance charges resulted from the termination of approximately 350 employees within the Commercial Services and the First Data International segments.

Restructuring charges for first quarter 2007 resulted from efforts to improve the overall efficiency and effectiveness of the sales and sales support teams within the Commercial Services segment. Severance charges resulted from the termination of approximately 230 sales related employees comprising approximately 10% of the segment’s regional sales, cross-sale and sales support organizations. This restructuring plan was completed in the first quarter of 2007. Restructuring charges for the second quarter 2007 resulted from the termination of approximately 120 employees within the First Data International segment. These were the first of the terminations that will occur associated with data center consolidation and global sourcing initiatives. Similar actions will occur in future periods and are expected to continue into 2009. The Company also reversed $0.8 million and $1.6 million for the three and six months ended June 30, 2007, respectively, of prior period restructuring accruals related to changes in estimates regarding severance costs from restructuring activities that occurred in 2005 and 2006.

Restructuring charges in 2006 totaling $1.5 million related to a facility closure in the United Kingdom and a facility closure associated with restructuring actions taken in the fourth quarter of 2005. The Company’s reversals of prior period restructuring accruals in 2006 of $1.9 million related to changes in estimates regarding severance costs from restructuring activities that occurred from 2003 through 2005.

The following table summarizes the Company’s utilization of restructuring accruals for the six months ended June 30, 2007 (in millions):

	Employee Severance	Facility Closure
Remaining accrual at January 1, 2007	$27.1	$1.6
Expense provision	9.5	—
Cash payments and other	(16.0)	(0.7)
Changes in estimates	(1.6)	—

Remaining accrual at June 30, 2007	$19.0	$0.9

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Impairments

During the first quarter 2007, the Company recorded a charge of $16.3 million related to the impairment of goodwill and intangible assets associated with the wind-down of the Company’s official check and money order business described in Note 1.

In 2006, the Company recognized gains on the sale of assets that were previously impaired.

Litigation and regulatory settlements

In the second quarter 2007, the Company recorded a $5.0 million litigation accrual associated with a judgment against the Company pertaining to a vendor contract issue on a business included in All Other and Corporate. In the first quarter 2006, the Company recorded a $15.0 million settlement associated with a patent infringement lawsuit against TeleCheck, clearing all past and future claims. The settlement was partially offset by releases of excess litigation accruals in the Commercial Services segment in the second quarter totaling $7.5 million. The Company recorded minority interest expense of $3.5 million associated with the release in the Commercial Services segment.

Investment Gains and Losses, net

Net investment gains in 2006 resulted most significantly from $72.4 million and $177.8 million during the three and six months, respectively, in gains associated with the mark-to-market of interest rate swaps utilized in the Company’s official check business that did not qualify for hedge accounting, as well as realized gains of $3.4 million and $0.9 million during the three and six months, respectively, associated with these same interest rate swaps. In addition, gains were recorded on the redemption of MasterCard stock and the sale of other strategic investments.

Divestitures, net

Net divestiture gains recognized in 2007 resulted from the release of excess divestiture accruals due to the expiration of certain contingencies.

During the three months ended March 31, 2006, the Company recognized gains on the sale of corporate aircraft. During second quarter 2006, the Company recorded gains on the sale of certain assets.

Other

The majority of the benefit recorded during the second quarter of 2007 related to the release of escheatment accruals originally recorded in the fourth quarter 2005.

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

As a result of the implementation of FIN 48, the Company recorded a reduction to retained earnings of approximately $23 million and an increase to goodwill of approximately $25 million effective January 1, 2007. Also upon adoption of FIN 48, the Company reclassified approximately $140 million of deferred tax liabilities to income taxes payable to conform to the balance sheet presentation requirements of FIN 48. The Company expects the ongoing application of FIN 48 may result in more significant discrete items being recognized from period to period.

The total amount of unrecognized tax benefit at January 1, 2007, which is included in the “Accounts payable and other liabilities” line of the Consolidated Balance Sheets, was $245 million. Included in the balance of unrecognized tax benefits at January 1, 2007 were approximately $74 million of tax positions that, if recognized, would affect the effective tax rate. As of June 30, 2007, the Company anticipates that it is reasonably possible that its liability for unrecognized state tax benefits may significantly decrease within the next twelve months related to the expiration of the statutes of limitations for certain states. If the Company’s statute of limitations does expire for these states during the next twelve months without adjustment, this would result in the Company’s unrecognized state tax benefits decreasing by approximately $30 million, of which $1 million would be recognized as a decrease to income tax expense and the remaining $29 million as a decrease to goodwill.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s tax positions will significantly increase or decrease within the next twelve months. These changes may be the result of the Company’s ongoing audits or the settlement of outstanding issues. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

The Company recognizes interest related to unrecognized tax benefits and penalties in the “Income taxes” line item of the Consolidated Statements of Income. The Company had approximately $45 million of interest and penalties accrued at January 1, 2007 which are not included in the opening balance of $245 million of unrecognized tax benefits. Accrued interest and penalties are included in the “Accounts payable and other liabilities” line of the Consolidated Balance Sheets.

The Company or one or more of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. As of January 1, 2007, the Company is no longer subject to income tax examination by the U.S. federal tax jurisdiction for years before 2002. State and local examinations are substantially complete through 1998.

Prior to the spin-off transaction, Western Union was part of the FDC consolidated, unitary and combined income tax returns (“combined tax returns”) through September 29, 2006. As contemplated in certain agreements associated with the spin-off transaction, the Company is indemnified by Western Union for certain taxes attributable to operations of Western Union with respect to periods before the spin-off date of September 29, 2006. Although the Company is indemnified by Western Union, the Company remains the primary obligor to the tax authorities with respect to such combined tax return liabilities related to Western Union. Accordingly, as of June 30, 2007, FDC had approximately $120 million of uncertain income tax liabilities, including interest and penalties, recorded related to Western Union operations with a corresponding receivable from Western Union, included in the “Accounts receivable” line of the Consolidated Balance Sheet, to reflect the indemnification for such liabilities. The Western Union contingent liability is in addition to the FDC liability for unrecognized tax benefits discussed above.

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

In June 2007, the Company acquired FundsXpress, a provider of online banking and bill payment services. FundsXpress is reported as part of the First Data Financial Institution Services segment.

The aggregate cash paid during the six months ended June 30, 2007, net of cash acquired, for the acquisitions was approximately $370 million. The aggregate preliminary purchase price allocation for these acquisitions resulted in $159 million in identifiable intangible assets, which are being amortized over five to ten years, trade names of $1 million that are being amortized over three years, and goodwill of $207 million.

The pro forma impact of all 2007 acquisitions on net income was not material.

On August 1, 2007, the Company acquired POLCARD SA (“POLCARD”), a merchant acquirer and card issuer processor in Poland. POLCARD will be reported as part of the First Data International segment.

In July 2007, the Company signed an agreement to acquire Check Forte Processamento de Dados Ltda. (“Check Forte”), a payment transaction processing company in Brazil. The acquisition is expected to close in the third quarter 2007 and is pending approval by relevant authorities. Check Forte will be reported as part of the First Data International segment.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

At June 30, 2007, there were nine affiliates accounted for under the equity method of accounting, comprised of five merchant alliances and four strategic investments in companies in related markets. The majority of the equity earnings relate to the Chase Paymentech alliance.

A summary of financial information for the merchant alliances and other affiliates accounted for under the equity method of accounting is as follows:

(in millions)	June 30, 2007	December 31, 2006
Total Assets	$6,674.2	$7,006.8
Total Liabilities	$5,560.1	$5,994.3

	Three months ended June 30,		Six months ended June 30,
(in millions)	2007	2006	2007	2006
Net operating revenues	$421.1	$364.0	$796.5	$695.2
Operating expenses	232.7	207.9	447.2	424.1

Operating income	$188.4	$156.1	$349.3	$271.1

Net income	$181.2	$148.2	$333.9	$259.1
FDC equity earnings	$79.4	$72.4	$147.7	$130.9

The primary components of assets and liabilities are settlement-related accounts as described in Note 6 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The formation of a merchant joint venture alliance accounted for under the equity method of accounting generally involves each of the Company and/or a financial institution contributing merchant contracts to the alliance and a cash payment from one owner to the other to achieve the desired ownership percentage. The asset amounts reflected above are owned by the alliances and other equity method investees and do not include any of such payments made by the Company. The amount by which the total of the Company’s investments in its joint ventures exceeded its proportionate share of the joint ventures’ net assets totaled $525.0 million and $538.5 million at June 30, 2007 and December 31, 2006, respectively. The non-goodwill portion of this amount is considered an identifiable intangible asset that is amortized accordingly.

Note 8: Borrowings

The Company has a $1.5 billion commercial paper program that is supported by a $1.5 billion revolving credit facility (the “facility”) which expires on October 24, 2010. As of June 30, 2007, the Company had no commercial paper borrowings outstanding under the program. Interest rates for borrowings under the facility are based on market rates. The facility contains customary covenants, which are not expected to significantly affect FDC’s operations. At June 30, 2007, the Company was in compliance with all of these covenants.

The Company has lines of credit associated with First Data Deutschland (formerly Gesellschaft fur Zahlungssysteme) which totaled approximately 160 million euro, or approximately $215 million, as of June 30, 2007. The Company had $35.0 million outstanding against these lines of credit as of June 30, 2007.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The Company also has lines of credit associated with Cashcard Australia, Ltd. (“Cashcard”) which are periodically used to fund ATM settlement activity. As of June 30, 2007, the lines of credit totaled approximately 162 million Australian dollars, or approximately $137 million. The Company did not have any borrowings outstanding against the lines of credit as of June 30, 2007.

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

In accordance with the KKR Merger Agreement, on August 3, 2007, FDC extended tender offers for up to $2.2 billion aggregate principal amount of its outstanding notes. The offer expires on September 4, 2007 unless extended or earlier terminated by FDC in its sole discretion. The completion of the tender offers is not a condition to the completion of the pending merger.

Note 9: Comprehensive Income

The components of comprehensive income are as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net income	$228.9	$462.6	$404.1	$892.7
Foreign currency translation adjustment	40.1	36.3	68.1	49.8
Unrealized (loss) gain on hedging activities	(0.2)	0.1	0.7	0.9
Unrealized loss on securities	(4.5)	(23.3)	(18.4)	(42.4)
Spin-off of Western Union(a)	—	3.6	—	3.4

Total comprehensive income	$264.3	$479.3	$454.5	$904.4

(a)	Amount shown for Western Union for 2006 represents the change in other comprehensive income for that period.

As discussed in Note 1, the ongoing repositioning of the IPS investment portfolio resulted in the Company recognizing net pretax gains, net of the impact of terminating any associated interest rate swaps, of $34.5 million and $32.5 million for the three and six months ended June 30, 2007, respectively. In addition, during the second quarter 2007, the Company recognized $17.7 million of unrealized losses also associated with the IPS portfolio. Net gains and losses on other securities realized during the three and six months ended June 30, 2007 and 2006 were immaterial.

Note 10: Segment Information

For a detailed discussion of the Company’s principles regarding its operating segments refer to Note 17 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The following table presents the Company’s operating segment results for the three and six months ended June 30, 2007 and 2006:

Three months ended June 30, 2007 (in millions)	First Data Commercial Services	First Data Financial Institution Services	First Data International	Integrated Payment Systems	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$693.2	$310.7	$298.4	$15.2	$82.5	$1,400.0
Investment income, net	14.0	—	4.7	34.8	—	53.5
Product sales and other	97.7	12.8	75.9	0.2	13.0	199.6
Reimbursable debit network fees, postage and other	258.9	163.2	8.6	1.6	1.3	433.6
Equity earnings in affiliates (a)	77.8	—	9.3	—	1.0	88.1
Interest income	1.3	0.1	5.9	0.1	5.5	12.9

Total segment reporting revenues	$1,142.9	$486.8	$402.8	$51.9	$103.3	$2,187.7

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Three months ended June 30, 2007 (in millions)	First Data Commercial Services	First Data Financial Institution Services	First Data International	Integrated Payment Systems	All Other and Corporate	Totals
Internal revenue and pretax equivalency	$6.4	$9.3	$1.3	$63.3	$5.7	$86.0
External revenue	1,136.5	477.5	401.5	(11.4)	97.6	2,101.7
Depreciation and amortization	78.0	39.7	53.1	1.2	12.2	184.2
Operating profit (loss)	297.4	98.7	40.7	23.3	(63.5)	396.6
Restructuring, litigation and regulatory settlements, other and investment gains and (losses)	2.1	—	(6.8)	2.2	(0.8)	(3.3)

Three months ended June 30, 2006 (in millions)	First Data Commercial Services	First Data Financial Institution Services	First Data International	Integrated Payment Systems	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$639.9	$296.8	$233.2	$17.4	$88.1	$1,275.4
Investment income, net	12.6	—	2.6	11.7	—	26.9
Product sales and other	100.6	5.9	44.9	0.1	13.0	164.5
Reimbursable debit network fees, postage and other	205.1	148.9	6.9	—	0.3	361.2
Equity earnings in affiliates (a)	72.1	—	7.8	—	—	79.9
Interest income	—	—	3.6	—	3.5	7.1

Total segment reporting revenues	$1,030.3	$451.6	$299.0	$29.2	$104.9	$1,915.0

Internal revenue and pretax equivalency	$6.5	$12.5	$0.9	$64.8	$12.2	$96.9
External revenue	1,023.8	439.1	298.1	(35.6)	92.7	1,818.1
Depreciation and amortization	76.2	37.6	42.9	3.6	11.0	171.3
Operating profit (loss)	277.1	94.5	33.6	(0.5)	(36.6)	368.1
Restructuring, impairments, litigation and regulatory settlements and investment gains and (losses)	12.0	1.5	6.2	75.7	0.6	96.0

Six months ended June 30, 2007 (in millions)	First Data Commercial Services	First Data Financial Institution Services	First Data International	Integrated Payment Systems	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$1,306.9	$605.8	$582.0	$29.9	$169.6	$2,694.2
Investment income, net	27.8	—	7.5	48.8	—	84.1
Product sales and other	191.2	29.6	135.2	0.4	31.2	387.6
Reimbursable debit network fees, postage and other	488.4	336.5	17.4	3.0	2.2	847.5
Equity earnings in affiliates (a)	145.9	—	17.2	—	2.0	165.1
Interest income	1.5	0.1	10.0	0.4	8.9	20.9

Total segment reporting revenues	$2,161.7	$972.0	$769.3	$82.5	$213.9	$4,199.4

Internal revenue and pretax equivalency	$11.5	$19.2	$2.3	$126.4	$17.0	$176.4
External revenue	2,150.2	952.8	767.0	(43.9)	196.9	4,023.0
Depreciation and amortization	157.1	78.6	103.1	3.2	23.0	365.0
Operating profit (loss)	522.5	195.4	75.7	24.7	(100.4)	717.9
Restructuring, impairments, litigation and regulatory settlements, other, investment gains and (losses) and debt repayment gain	(0.7)	0.1	(6.3)	(15.2)	0.5	(21.6)

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Six months ended June 30, 2006 (in millions)	First Data Commercial Services	First Data Financial Institution Services	First Data International	Integrated Payment Systems	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$1,222.5	$585.5	$440.2	$33.2	$173.3	$2,454.7
Investment income, net	24.3	—	5.8	31.7	—	61.8
Product sales and other	195.9	9.6	87.7	0.1	44.9	338.2
Reimbursable debit network fees, postage and other	390.0	301.7	11.0	0.1	1.3	704.1
Equity earnings in affiliates (a)	131.8	—	13.6	—	—	145.4
Interest income	0.2	—	4.6	—	5.2	10.0

Total segment reporting revenues	$1,964.7	$896.8	$562.9	$65.1	$224.7	$3,714.2

Internal revenue and pretax equivalency	$12.9	$25.2	$2.3	$127.7	$23.9	$192.0
External revenue	1,951.8	871.6	560.6	(62.6)	200.8	3,522.2
Depreciation and amortization	153.9	76.2	85.0	7.6	22.6	345.3
Operating profit (loss)	491.9	178.8	62.7	6.7	(52.7)	687.4
Restructuring, impairments, litigation and regulatory settlements, other and investment gains and (losses)	(2.9)	1.7	7.2	178.5	0.7	185.2

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues:
Total reported segments	$2,084.4	$1,810.1	$3,985.5	$3,489.5
All other and corporate	103.3	104.9	213.9	224.7

Subtotal	2,187.7	1,915.0	4,199.4	3,714.2

Equity earnings in affiliates (a)	(88.1)	(79.9)	(165.1)	(145.4)
Interest income	(12.9)	(7.1)	(20.9)	(10.0)
Eliminations (b)	(86.0)	(96.9)	(176.4)	(192.0)

Consolidated	$2,000.7	$1,731.1	$3,837.0	$3,366.8

Income before income taxes, minority interest, equity earnings in affiliates and discontinued operations:
Total reported segments	$460.1	$404.7	$818.3	$740.1
All other and corporate	(63.5)	(36.6)	(100.4)	(52.7)

Subtotal	396.6	368.1	717.9	687.4

Interest expense	(35.9)	(60.9)	(70.4)	(118.5)
Minority interest from segment operations (c)	40.4	37.2	69.8	66.1
Equity earnings in affiliates	(79.4)	(72.4)	(147.7)	(130.9)
Restructuring, net	(5.9)	(0.4)	(7.9)	0.4
Impairments	—	2.0	(16.3)	2.0
Litigation and regulatory settlements	(5.0)	7.5	(5.0)	(7.5)
Other	7.7	—	7.7	0.3
Investment gains and (losses)	(0.1)	86.9	(1.5)	190.0
Divestitures, net	2.5	0.8	3.5	6.6
Debt repayment gain	—	—	1.4	—
Eliminations (b)	(61.2)	(61.3)	(121.9)	(121.1)

Consolidated	$259.7	$307.5	$429.6	$574.8

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

(a)	Excludes equity losses that were recorded in expense and the amortization related to the excess of the investment balance over the Company’s proportionate share of the investee’s net book value.
(b)

Represents elimination of an adjustment to record Integrated Payment Systems segment investment income and its related operating profit on a pretax equivalent basis and elimination of intersegment revenue.

(c)	Excludes minority interest attributable to items excluded from segment operations as well as minority interest related to interest expense and income taxes.

Segment assets are as follows (in millions):

	June 30, 2007	December 31, 2006
Assets:
First Data Commercial Services	$12,638.5	$13,235.7
First Data Financial Institution Services	2,621.9	2,385.9
First Data International	3,621.0	3,548.2
Integrated Payment Systems	13,270.8	14,422.9
All Other and Corporate	1,078.4	868.0

Consolidated	$33,230.6	$34,460.7

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

On October 15, 2003, the plaintiffs In Re: Concord EFS, Inc. Shareholders Litigation moved for leave to file a third amended consolidated complaint similar to the previous complaints but also alleging that the proxy statement disclosures relating to the antitrust regulatory approval process were inadequate. A motion to dismiss was filed on June 22, 2004 alleging that the claims should be denied and are moot since the Concord Merger has occurred. On October 18, 2004, the Court heard arguments on the plaintiff’s motion to amend complaint and defendant’s motion to dismiss. On September 12, 2006, the Court granted the plaintiff’s motion to file a third amended complaint. In early November 2006, Concord filed a motion to dismiss the third amended complaint. On June 28, 2007, a hearing was held on Concord’s motion to dismiss the third amended complaint. No order has been issued on this motion yet. The Company intends to vigorously defend the action and an estimate of possible losses, if any, cannot be made at this time.

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

In Brennan, on May 4, 2005, the Court ruled on Defendants’ Motion to Dismiss and Motion for Judgment on the Pleadings. The Court did not dismiss the complaint, except for a technical dismissal of the claims against First Data Corporation, Bank One Corporation and JPMorgan Chase. On May 25, 2005, the plaintiffs filed an amended complaint which clarified the basis for alleging that the holding companies, First Data Corporation, Bank One Corporation and JPMorgan Chase, were liable. On July 21, 2005, Concord filed a motion for summary judgment seeking to foreclose claims arising after February 1, 2001—the date that Concord acquired the STAR network. On August 22, 2005, the Court also consolidated all of the ATM interchange cases pending against the defendants in Brennan which will now be referred to collectively as the “ATM Fee Antitrust Litigation.” On September 14, 2006, a hearing on Concord’s Motion for Summary Judgment was held. On November 30, 2006, the Court issued an order that terminated the pending motion and requested further discovery on the limited issue of procompetitive justifications for the fixed ATM interchange by March 1, 2007. A hearing was held on the plaintiff’s motion to compel on May 23, 2007, at which time the Court directed the defendants to file a motion for summary judgment. On June 25, 2007, the Court entered an order on the motion to compel. The Company intends to vigorously defend the action and an estimate of possible losses, if any, cannot be made at this time.

On April 1, 2007, and as previously discussed in Notes 1 and 3, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with New Omaha Holdings L.P., a Delaware limited partnership, and its wholly-owned subsidiary Omaha Acquisition Corporation, a Delaware corporation. New Omaha Holdings L.P. is controlled by affiliates of KKR. Under the terms of the Merger Agreement, each issued and outstanding share of common stock of the Company generally would be cancelled and converted into the right to receive $34.00 in cash, without interest, as of the effective time of the pending merger. Five purported class action lawsuits have been filed against the Company and its directors challenging the process by which the Company agreed to enter into the Merger Agreement.

These purported class action complaints generally allege the members of the Company’s Board of Directors breached their fiduciary duties of care and loyalty by entering into the Merger Agreement without regard to the fairness of the transaction to the Company’s shareholders or the maximization of shareholder value. The complaints also allege that the Company and/or KKR aided and abetted the directors’ breaches. The complaints generally seek class certification, an order enjoining consummation of the pending merger, rescinding the pending merger if it is consummated and setting it aside or awarding rescissory damages to members of the class, directing the defendants to exercise their fiduciary duties and account to the class members for unspecified damages, imposing a constructive trust in favor of the class for benefits improperly received by the defendants, and awarding costs and disbursements, including reasonable attorneys’ fees, experts’ fees and other costs, and relief the Court deems just and proper. On May 8, 2007, May 10, 2007 and June 14, 2007, the five cases were consolidated into two cases. On July 30, 2007, the parties to these two consolidated cases entered into a memorandum of understanding. Under the terms of the memorandum, the Company, the other named defendants, and plaintiffs have agreed to settle the consolidated actions subject to court approval. The Company and the other defendants deny the allegations in both consolidated actions, and deny having committed, or having aided and abetted, any violation of law or breach of duty. The memorandum provides for dismissal of the Colorado actions with prejudice upon approval of a stipulation of settlement by the Colorado court, to be followed by consensual dismissal with prejudice of the Delaware actions. Pursuant to the terms of the memorandum, the Company acknowledged that the consolidated actions resulted in a decision to provide additional information to shareholders in the definitive proxy statement concerning the pending merger, and agreed to pay certain attorneys’ fees, costs, and expenses incurred by plaintiffs. The Company does not make any admission that such supplemental disclosures are material. The memorandum will be null and void and of no force and effect if the Merger Agreement is terminated under circumstances where the merger has not been previously consummated, or final court approval of the stipulation of settlement and dismissal of the Colorado and Delaware actions with prejudice does not occur for any reason. In addition, defendants have the right to withdraw from the settlement prior to the settlement hearing if an action released by the settlement is commenced prior to final court approval and not dismissed or stayed in light of the settlement.

Each of the Company and KKR have certain rights to terminate the Merger Agreement. If KKR breaches the Merger Agreement, under certain circumstances, including if KKR fails to effect the closing and/or satisfy its obligations regarding payment of the pending merger consideration, the Company may terminate the Merger Agreement. Upon such termination, KKR must pay the Company a $700 million fee.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Note 12: Employee Benefit Plans

The following table provides the components of net periodic benefit expense from continuing operations for the Company’s defined benefit pension plans:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2007	2006	2007	2006
Service costs	$2.7	$2.9	$5.4	$5.6
Interest costs	9.2	8.1	18.2	15.9
Expected return on plan assets	(9.5)	(8.2)	(18.8)	(16.2)
Amortization	2.2	2.3	4.3	4.5

Net periodic benefit expense from continuing operations	$4.6	$5.1	$9.1	$9.8

The Company estimates pension plan contributions for 2007 to be approximately $30.4 million. During the six months ended June 30, 2007, $1.4 million was contributed to the U.S. plan and $14.5 million was contributed to the United Kingdom plan. No additional contributions are expected to the U.S. plan over the remainder of 2007.

Note 13: Stock-Based Compensation

For a detailed description of the Company’s stock compensation plans, refer to Note 15 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Total stock-based compensation expense recognized in the Consolidated Statements of Income resulting from stock options, non-vested restricted stock awards, non-vested restricted stock units as well as the employee stock purchase plan (“ESPP”) was $24.2 million and $52.0 million for the three and six months ended June 30, 2007, respectively, and $17.9 million and $38.9 million for the comparable periods in 2006. Stock-based compensation expense is recognized in the “Cost of services” and “Selling, general and administrative” line items of the Consolidated Statements of Income.

As discussed in Note 3, vesting of FDC stock options, restricted stock awards and restricted stock units would be accelerated upon closing of the pending merger. As a result, and assuming the pending merger is completed, holders of stock options would receive cash equal to the intrinsic value of the awards based on a market price of $34.00 per share while holders of restricted stock awards and restricted stock units would receive $34.00 per share in cash, without interest. Vesting of Western Union options, restricted stock awards and restricted stock units held by FDC employees would also be accelerated upon closing of the pending merger. The acceleration of the vesting period would result in a corresponding acceleration of expense recognition associated with the above noted awards.

Stock Options and Employee Stock Purchase Plan Rights

Stock options granted during the six months ended June 30, 2007 have exercise prices equivalent to the common stock’s fair market value at the date of grant, generally have 10-year terms and become exercisable in four equal annual increments beginning 12 months after the date of grant.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The fair value of FDC stock options granted and ESPP rights for the respective periods in the tables below were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Stock Options [1]
	Three months ended June 30,	Six months ended June 30,
	2006	2006	2007
Risk-free interest rate	5.01%	4.61%	4.65%
Dividend yield	0.56%	0.58%	0.49%
Volatility	22.31%	23.56%	23.42%
Expected term (in years)	6	5	5
Fair value	$8	$7	$7

[1]	There were no stock options granted during the three months ended June 30, 2007.

	ESPP
	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
Risk-free interest rate	4.83%	4.87%	4.77%	4.75%
Dividend yield	0.55%	0.46%	0.56%	0.47%
Volatility	22.51%	23.79%	22.99%	23.85%
Expected term (in years)	0.25	0.25	0.25	0.25
Fair value	$5	$6	$5	$6

A summary of FDC stock option activity for the six months ended June 30, 2007 is as follows (options and aggregate intrinsic value in millions):

	2007
	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1	47.1	$21
Granted	7.0	$25
Exercised	(5.3)	$19
Cancelled / Forfeited	(0.5)	$25

Outstanding at June 30	48.3	$22	6 years	$551.3

Options exercisable at June 30	34.9	$21	5 years	$441.0

As of June 30, 2007, there was approximately $76 million of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of 2.8 years.

Restricted Stock Awards and Restricted Stock Units

Restricted stock awards and restricted stock units were granted during the three and six months ended June 30, 2007. These awards generally vest in three equal annual increments beginning twelve months after the date of grant.

A summary of FDC restricted stock award and restricted stock unit activity for the six months ended June 30, 2007 is as follows (awards/units in millions):

	2007
	Awards/Units	Weighted- Average Grant-Date Fair Value
Non-vested at January 1	1.1	$24
Granted	3.7	$25
Vested	(0.3)	$26
Forfeited	(0.1)	$25

Non-vested at June 30	4.4	$25

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

As of June 30, 2007, there was approximately $85 million of total unrecognized compensation cost related to non-vested restricted stock awards and restricted stock units which is expected to be recognized over a weighted-average period of 2.5 years.

Note 14: Discontinued Operations

The Company’s financial statements reflect NYCE Corporation (“NYCE”), PPS, IDLogix, Western Union and Taxware as discontinued operations. The results of operations of these entities are treated as income from discontinued operations, net of tax, and separately stated on the Consolidated Statements of Income below income from continuing operations.

NYCE was divested in 2004, PPS and IDLogix were divested in July 2006, Western Union was spun-off in September 2006 and Taxware was divested in November 2006.

Income from discontinued operations for the six months ended June 30, 2007 resulted most significantly from a discrete net tax benefit related to Western Union.

During the first quarter of 2006, an adjustment to the NYCE sales price was finalized resulting in an additional charge of $1.6 million, which was presented in discontinued operations, and was $1.0 million net of taxes.

Discontinued operations for the three and six months ended June 30, 2006 includes, in addition to results of operations, non-recurring separation costs of $8.3 million and $10.8 million, respectively, related to the spin-off of Western Union, which consist principally of investment banker fees, external legal and accounting fees to affect the spin-off, costs to separate information systems and consulting costs incurred to assist in managing the spin-off. Furthermore, discontinued operations include interest expense of $11.7 million and $22.8 million for the three and six months ended June 30, 2006, respectively, allocated based upon a percentage of net assets in accordance with EITF No. 87-24 “Allocation of Interest to Discontinued Operations.” Also, certain corporate expenses were allocated to discontinued operations in accordance with EITF 87-24 but were limited to specifically identified costs and other costs, such as corporate shared services, which support segment operations. These costs represent those that have historically been allocated to and recorded by the Company’s operating segments as an expense with the exception of the addition of certain share-based compensation expenses and pension benefit not previously allocated.

The following table presents the summarized results of discontinued operations for the three and six months ended June 30, 2006 (in millions):

	Three months ended	Six months ended
	June 30, 2006	June 30, 2006
Revenue	$1,136.7	$2,204.0
Expenses	799.8	1,545.2

Operating profit	336.9	658.8
Other income (expense)	(27.1)	(38.9)

Income before income taxes, minority interest and equity earnings in affiliates	309.8	619.9
Income taxes	107.1	208.4
Minority interest, net of tax	(0.7)	(1.4)
Equity earnings in affiliates	3.9	6.2

Income from discontinued operations	$205.9	$416.3

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ITEM 2.	Overview

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

Official Check and Money Order Wind-down

In the first quarter 2007, the Company announced its intent to wind-down the official check and money order business included within the IPS business segment. The official check and money order businesses are conducted by a subsidiary of the Company, Integrated Payment Systems Inc., with separate creditors and whose assets, including the investment portfolio associated with the official checks and money orders, are not intended to be available to creditors of First Data nor its other subsidiaries. The Company expects the wind-down of the majority of the business to take two to three years in order to honor existing customer contracts. By the end of 2007, the Company will reposition the majority of the investment portfolio associated with this business from long-term municipal bonds to short-term investments, the majority of which are currently short-term municipal bonds. The Company converted over half of this portfolio’s par value into short-term investments resulting in net pretax gains from the sale of these investments, net of the impact of terminating the associated interest rate swaps, of $34.5 million and $32.5 million during the three and six months ended June 30, 2007, respectively. These gains were partially offset by unrealized portfolio losses of $17.7 million recognized during the second quarter of 2007. The above losses and gains were included in the “Investment income” line of the Consolidated Statements of Income. In the first quarter 2007, the Company recognized a $16.3 million impairment charge related to goodwill and intangible assets associated with the wind-down.

2007 Financial Summary

Significant financial and other measures for the three and six months ended June 30, 2007 included:

•

Total revenues increased 16% and 14% from the three and six month periods in 2006, respectively, with Commercial Services segment revenue growing 11% and 10%, Financial Institution Services segment revenue growing 8% and 8%, and the International segment’s revenue growing 35% and 37% for the same periods, respectively.

•

Net cash provided by operating activities from continuing operations increased 26% to $656.6 million for the six months ended June 30, 2007 compared to the corresponding period in 2006. During the first six months in 2007, the Company disbursed $369.7 million for business and portfolio acquisitions, net of cash acquired, and $186.7 million for capital expenditures.

•

In the three and six months ended June 30, 2007 compared to the same periods in 2006, domestic merchant transactions increased 12% to 7.1 billion and 12% to 13.7 billion, respectively; domestic debit issuer transactions increased 14% to 2.7 billion and 16% to 5.1 billion, respectively; and international transactions increased 20% to 1.3 billion and 23% to 2.6 billion, respectively.

Pending Merger

On April 1, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with affiliates of Kohlberg Kravis Roberts & Co. (“the KKR parties”). As of the effective date of the pending merger, each issued and outstanding share of common stock of the Company will generally be cancelled and converted into the right to receive $34.00 in cash, without interest. Additionally, vesting of FDC stock options, restricted stock awards and restricted stock units will be accelerated upon closing of the pending merger. As a result, holders of stock options will receive cash equal to the intrinsic value of the awards based on a market price of $34.00 per share while holders of restricted stock awards and restricted stock units will receive $34.00 per share in cash, without interest. Vesting of Western Union options, restricted stock awards and restricted stock units held by FDC employees will also be accelerated upon closing of the pending merger.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

The acceleration of the vesting period will result in a corresponding acceleration of expense recognition associated with the above noted awards.

The Merger Agreement contained a “go-shop” provision which allowed the Company to solicit and negotiate competing takeover proposals until May 22, 2007. The Company received no competing proposals. On June 26, 2007, the Company filed a proxy statement with the Securities and Exchange Commission scheduling a shareholders vote for the merger on July 31, 2007. The shareholders approved the merger on July 31, 2007. Of the shares that were voted, over 98% were cast in favor of the merger.

On July 10, 2007, it was announced that immediately following consummation of the transaction, Michael D. Capellas will be appointed as Chief Executive Officer (“CEO”) of the Company. Capellas will succeed Henry C. “Ric” Duques, the current Chairman and CEO of the Company. Duques announced his intention to retire within two years when he returned as Chairman and CEO in late 2005.

The Merger Agreement contains certain operating covenants with respect to FDC pending the consummation of the pending merger. During the period from the date of the Merger Agreement to the date the pending merger is consummated, the Company will carry on its business in all material respects in the ordinary course consistent with past practice. The Company will use its reasonable best efforts to preserve its business organizations intact and maintain existing relations and goodwill with governmental entities, alliances, customers, suppliers, employees and business associates. In addition, the Merger Agreement contains certain specific restrictions or limitations on the activities of the Company, subject to the receipt of a prior written consent from KKR, which consent is not to be unreasonably withheld.

Each of the Company and the KKR parties have certain rights to terminate the Merger Agreement. If the KKR parties breach the Merger Agreement, under certain circumstances, including if the KKR parties fail to affect the closing and/or satisfy its obligations regarding payment of the pending merger consideration, the KKR parties must pay the Company a $700 million fee.

Consummation of the pending merger remains subject to several conditions, including the absence of certain legal impediments, the obtaining of certain foreign regulatory approvals and other customary closing conditions. The Company expects to consummate the pending merger in the third quarter 2007.

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

•	In June 2007, the Company acquired FundsXpress, a provider of online banking and bill payment services. FundsXpress is reported as part of the First Data Financial Institution Services segment.

•	On August 1, 2007 the Company acquired POLCARD SA (“POLCARD”), a merchant acquirer and card issuer processor in Poland. POLCARD will be reported as part of the First Data International segment.

•

In July 2007, the Company signed an agreement to acquire Check Forte Processamento de Dados Ltda. (“Check Forte”), a payment transaction processing company in Brazil. The acquisition is expected to close in the third quarter 2007 and is pending approval by relevant authorities. Check Forte will be reported as part of the First Data International segment.

Companywide Initiatives

The Company began executing upon its U.S. data center consolidation initiative in the second quarter 2007. The Company plans to reduce its U.S. data centers to 3 from the current total of 12. Command centers will be reduced to 2 from the current total of 7. The estimated cost in 2007 related to this U.S. initiative is expected to be approximately $45 million consisting of approximately $24 million in capital expenditures and approximately $21 million of direct project costs. The cost of the entire project is currently estimated to be approximately $225 million, of which approximately $145 million relates to capital expenditures and approximately

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

$80 million to direct project costs. The Company expects to incur these costs through the second half of 2009, when the project is expected to be completed. The Company’s domestic platform consolidation and domestic global sourcing initiatives are under development though execution of global sourcing initiatives are expected to begin in the third quarter of 2007.

Internationally, the Company has already closed one European data center and anticipates the closing of a second one in the third quarter of 2007. First Data International is also in the process of consolidating its operating platforms. The most significant international platform consolidation that is under way is the migration of clients from the Equasion card processing platform to the VisionPLUS card processing platform. The Company expects to continue to incur these costs into 2009, when the project is expected to be completed. Additionally, First Data International has begun global sourcing initiatives through restructuring actions described below. Other restructuring activities were associated with data center consolidation as previously described. These restructuring activities are presented on the “Restructuring, net” line in the Consolidated Statements of Income.

Direct incremental costs incurred to execute the companywide initiatives that are not classified as either restructuring or impairment and that are not salaries and benefits of existing, continuing employees are compiled and reported within All Other and Corporate. Such amounts recorded in All Other and Corporate in the second quarter of 2007 were $5 million relating to international data center and platform consolidation and $8 million for domestic data center consolidation. For the six months ended June 30, 2007, these amounts were $7 million for international and $8 million for domestic, respectively.

Results of Operations

The following discussion for both consolidated results and segment results refers to the three and six months ended June 30, 2007 versus the same periods in 2006. Consolidated results should be read in conjunction with segment results, which provide more detailed discussions concerning certain components of the Consolidated Statements of Income. All significant intercompany accounts and transactions have been eliminated.

Consolidated Results

	Three months ended June 30,				Change
(in millions)	2007	% of Total Revenue	2006	% of Total Revenue	Amount	%
Revenues:
Transaction and processing service fees	$1,377.8	68%	$1,243.5	72%	$134.3	11%
Investment income, net	(7.5)	(0)%	(34.5)	(2)%	27.0	NM
Product sales and other	199.5	10%	163.0	9%	36.5	22%
Reimbursable debit network fees, postage and other	430.9	22%	359.1	21%	71.8	20%

	$2,000.7	100%	$1,731.1	100%	$269.6	16%

Expenses:
Cost of services	$864.3	43%	$742.9	43%	$121.4	16%
Cost of products sold	81.0	4%	77.5	4%	3.5	5%
Selling, general and administrative	341.0	17%	287.1	17%	53.9	19%
Reimbursable debit network fees, postage and other	430.9	22%	359.1	21%	71.8	20%
Other operating expenses, net	3.2	0%	(9.1)	(1)%	12.3	NM

	$1,720.4	86%	$1,457.5	84%	$262.9	18%

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

	Six months ended June 30,				Change
(in millions)	2007	% of Total Revenue	2006	% of Total Revenue	Amount	%
Revenues:
Transaction and processing service fees	$2,645.5	69%	$2,391.8	71%	$253.7	11%
Investment income, net	(37.8)	(1)%	(59.3)	(2)%	21.5	NM
Product sales and other	387.5	10%	335.2	10%	52.3	16%
Reimbursable debit network fees, postage and other	841.8	22%	699.1	21%	142.7	20%

	$3,837.0	100%	$3,366.8	100%	$470.2	14%

Expenses:
Cost of services	$1,699.5	44%	$1,474.5	44%	$225.0	15%
Cost of products sold	155.3	4%	144.3	4%	11.0	8%
Selling, general and administrative	643.2	17%	557.4	17%	85.8	15%
Reimbursable debit network fees, postage and other	841.8	22%	699.1	21%	142.7	20%
Other operating expenses, net	21.5	1%	4.8	0%	16.7	NM

	$3,361.3	88%	$2,880.1	86%	$481.2	17%

NM- Not Meaningful

The following provides highlights of revenue and expense growth for the three and six months ended June 30, 2007 compared to the same periods in 2006, while a more detailed discussion is included in the “Segment Results” section below:

Operating revenues overview

Transaction and processing service fees – Revenue increased due to the following: First Data Commercial Services segment from growth of existing clients resulting from increased transaction volumes as well as an increase in Electronic Check Acceptance (“ECA”) processing revenue; First Data Financial Institution Services segment from growth of existing clients and acquisitions partially offset by price compression; and First Data International segment from acquisitions, growth of new and existing clients and benefit from foreign currency exchange rate movements partially offset by lost business.

Investment income, net – Increased during the three months due mostly to net gains recognized on the sale of portfolio investments as part of its repositioning of the portfolio in conjunction with the wind-down of the official check and money order business within the IPS segment. Also benefiting the three and six months ended June 30, 2007 was an increase in investment income due to rising interest rates and benefits recognized on investment hedges which were partially offset for the six month period by increased commissions paid to official check agents in the first quarter due to rising interest rates. Commissions paid to official check agents was relatively flat in the second quarter 2007 compared to the same period in 2006 due to the effects of rising interest rates being offset by a decrease in average investable balances.

Product sales and other – Increased for the three and six months due to the impact of acquisitions and increased contract termination fees. These increases in the six month period are offset partially by a decrease in patent income.

Reimbursable debit network fees, postage and other – Increased revenue and the corresponding expense were due to increases in debit network fees resulting from the continued growth of PIN-debit transaction volumes as well as rate increases imposed by the debit networks. Postage revenue increased due to new business and an increase in postage rates in May 2007, offset partially by lost business.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Operating expenses overview

Cost of services – Increased largely due to the impact of acquisitions, increased net warranty expense, increased employee related expenses and an increase due to the presentation of certain independent sales organizations (“ISO”) commission payments being presented gross in 2007 versus a net presentation in 2006. Cost of services, as a percentage of transaction and processing service fee revenue, increased as a result of the items noted above.

Cost of products sold – Increased due to costs associated with the sale and leasing of terminals offset partially by a decrease of costs associated with software sales.

Selling, general and administrative – Increased due to the impact of acquisitions, legal, accounting and other advisory fees related to the pending merger, platform consolidation expenses related to the First Data International segment, and to a lesser extent, an increase in employee related expenses, including share based compensation. Selling, general and administrative expenses, as a percentage of transaction and processing service fee revenue, increased as a result of the items noted above.

Other operating expenses, net

Other operating expenses related to restructuring, impairments, litigation and regulatory settlements and other totaled a net charge of $3.2 million and a net benefit of $9.1 million for the three months ended June 30, 2007 and 2006, respectively, and net charges of $21.5 million and $4.8 million for the corresponding six-month periods, respectively. These items are presented on the Consolidated Statements of Income under those respective descriptions.

2007 Activities

The Company recorded restructuring charges comprised of severance totaling $6.7 million and $9.5 million for the three and six months ended June 30, 2007. The first quarter 2007 charge resulted from efforts to improve the overall efficiency and effectiveness of the sales and sales support teams within the Commercial Services segment. This action resulted in the termination of approximately 230 sales related employees comprising approximately 10% of the segment’s regional sales, cross-sale and sales support organizations. The second quarter 2007 charges resulted from the termination of approximately 120 employees within the First Data International segment. These were the first of the terminations that will occur associated with the data center consolidation and global sourcing initiatives. Similar actions will occur in future periods and are expected to continue into 2009. The Company estimates cost savings resulting from 2007 restructuring activities of approximately $12 million in 2007 and approximately $19 million on an annual basis. Partially offsetting the charges are reversals of prior period restructuring accruals of $0.8 million and $1.6 million for the three and six months ended June 30, 2007, respectively.

The following table summarizes the Company’s utilization of restructuring accruals from continuing operations for the six months ended June 30, 2007 (in millions):

	Employee Severance	Facility Closure
Remaining accrual at January 1, 2007	$27.1	$1.6
Expense provision	9.5	—
Cash payments and other	(16.0)	(0.7)
Changes in estimates	(1.6)	—

Remaining accrual at June 30, 2007	$19.0	$0.9

During the first quarter 2007, the Company recorded a charge of $16.3 million related to the impairment of goodwill and intangible assets associated with the wind-down of the Company’s official check and money order business. In addition, during the second quarter 2007, the Company recorded a $5.0 million litigation accrual associated with a judgment against the Company pertaining to a vendor contract issue in All Other and Corporate. During the second quarter, the Company released a portion of the domestic escheatment accrual made in the fourth quarter 2005 which is reflected in Other. The release was prompted by reaching resolution with a large majority of all the states as to the Company’s escheatment liability. The Company believes any remaining uncertainty is adequately accrued.

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

In the first quarter of 2006, the Company recorded a $15.0 million settlement associated with a patent infringement lawsuit against TeleCheck, clearing all past and future claims. The settlement was partially offset by releases of excess litigation accruals in the Commercial Services segment in the second quarter totaling $7.5 million. The Company recorded minority interest expense of $3.5 million associated with the release in the Commercial Services segment.

Interest income

Interest income increased for the three and six months ended June 30, 2007 compared to the same periods in 2006 most significantly due to acquisitions and higher average cash balances in 2007.

Interest expense

Interest expense decreased for the three and six months ended June 30, 2007 compared to the same periods in 2006 as a result of the debt for debt exchange related to the Western Union spin-off and the related repayments of debt in September, November and December 2006 and January 2007 partially offset by higher average interest rates.

Investment gains and losses, net

The majority of the decrease in investment gains and losses, net, is due to the Company recognizing net investment gains of $75.8 million and $178.7 million in the three and six months ended June 30, 2006, respectively, associated with interest rate swaps not qualifying for hedge accounting. During the first quarter 2007, net investment losses resulted from a loss on the sale and impairment of certain strategic investments. An additional loss resulted from the recognition of a transition adjustment associated with the January 2001 adoption of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) related to the Company’s decision to wind-down the official check and money order business. Partially offsetting these losses were gains resulting from the sale of certain strategic investments.

Divestitures, net

During the six months ended June 30, 2007, the Company recognized benefits resulting from the release of an excess divestiture accrual and funds received due to the expiration of certain contingencies. During the six months ended June 30, 2006, the Company recognized gains on the sale of corporate aircraft and other assets.

Debt repayment gain

During the first quarter 2007, the Company recorded a net gain of $1.4 million related to the early repayment of long-term debt at a discount from the principal amount.

Income taxes

FDC’s effective tax rate on pretax income from continuing operations was 23.4% and 21.2% for the three and six months ended June 30, 2007, respectively, and 24.4% and 25.1% for the same periods in 2006. The non-taxable interest income from the IPS municipal bond portfolio significantly impacted the effective tax rate from continuing operations, reducing the statutory rate by approximately 12 percentage points and 15 percentage points for the three and six months ended June 30, 2007, respectively, and 11 percentage points and 12 percentage points for the same periods in 2006. The calculation of the effective tax rate includes most of the equity earnings in affiliates and minority interest in pretax income because these items relate principally to entities that are considered pass-through entities for income tax purposes.

The decrease in the effective tax rate for the three and six months ended June 30, 2007 compared to the same periods in 2006 resulted most significantly from the above noted non-taxable interest income being a larger portion of pretax income in 2007 as well as a larger foreign tax rate differential and tax credits, partially offset by other less significant items.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Minority interest

Most of the minority interest expense relates to the Company’s consolidated merchant alliances. Minority interest expense remained relatively flat for the three and six months ended June 30, 2007 compared to the same periods in 2006. Minority interest expense recognized in the second quarter of 2006 related to the reversal of a 2004 litigation accrual in the Commercial Services segment offset by an increase in the relevant subsidiary earnings.

Equity earnings in affiliates

The increase in equity earnings in affiliates for the three and six months ended June 30, 2007 compared to the same periods in 2006 resulted most significantly from increased merchant transaction volume in the merchant alliances. Earnings of an alliance were also improved due to a beneficial change in its portfolio mix and lower processing rates.

Diluted earnings per share

Diluted earnings per share (“EPS”) from continuing operations decreased in the three and six months ended June 30, 2007 compared to the same periods in 2006 due to the items noted above.

Segment Results

For a detailed discussion of the Company’s principles regarding its operating segments, refer to “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

First Data Commercial Services Segment Results

	Three months ended June 30,				Change
(in millions)	2007	% of Segment Revenue	2006	% of Segment Revenue	Amount		%
Revenues:
Transaction and processing service fees	$591.3	51%	$562.0	54%	$29.3		5%
Check services	101.9	9%	77.9	8%	24.0		31%
Product sales and other	97.7	9%	100.6	10%	(2.9)		(3)%
Reimbursable debit network fees, postage and other	258.9	23%	205.1	20%	53.8		26%
Equity earnings in affiliates	77.8	7%	72.1	7%	5.7		8%
Other revenue	15.3	1%	12.6	1%	2.7		21%

Total revenue	$1,142.9	100%	$1,030.3	100%	$112.6		11%

Operating profit	$297.4		$277.1		$20.3		7%
Operating margin	26%		27%		(1	)pt
Key indicators:
Domestic merchant transactions (a)	7,146.7		6,357.2		789.5		12%

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

	Six months ended June 30,				Change
(in millions)	2007	% of Segment Revenue	2006	% of Segment Revenue	Amount		%
Revenues:
Transaction and processing service fees	$1,114.8	51%	$1,066.4	54%	$48.4		5%
Check services	192.1	9%	156.1	8%	36.0		23%
Product sales and other	191.2	9%	195.9	10%	(4.7)		(2)%
Reimbursable debit network fees, postage and other	488.4	23%	390.0	20%	98.4		25%
Equity earnings in affiliates	145.9	7%	131.8	7%	14.1		11%
Other revenue	29.3	1%	24.5	1%	4.8		20%

Total revenue	$2,161.7	100%	$1,964.7	100%	$197.0		10%

Operating profit	$522.5		$491.9		$30.6		6%
Operating margin	24%		25%		(1	)pt
Key indicators:
Domestic merchant transactions (a)	13,667.7		12,153.0		1,514.7		12%

(a)

Domestic merchant transactions include acquired VISA and MasterCard credit and signature debit, PIN-debit, electronic benefits transactions, and processed-only or gateway customer transactions at the point of sale (“POS”). Domestic merchant transactions also include acquired ATM transactions, gateway transactions at ATMs, and STAR PIN-debit POS transactions received from other acquirers.

Summary

First Data Commercial Services segment revenue increased for the three and six months ended June 30, 2007 compared to the same periods in 2006 driven most significantly by merchant acquiring, including equity earnings in affiliates, and related services. Most of this growth was driven by growth of existing clients due to increased transaction volumes and increased debit network fees. Also contributing to growth was an increase in ECA processing revenue upon expansion into more locations of large national retailers. Additionally, in the third quarter 2006, the Company began classifying commission payments to certain ISO’s as expense rather than netting them against revenue consistent with the Company’s accounting for other similar arrangements which positively impacted the segment’s growth rate by approximately 1 percentage point in both the three and six-month periods of 2007.

Transaction and processing service fees revenue and equity earnings in affiliates

The components of transaction and processing service fees revenue and equity earnings in affiliates for the three and six months ended June 30, 2007 and 2006, respectively, are:

	Three months ended June 30,		Change
(in millions)	2007	2006	Amount	%
Acquiring revenue	$512.5	$485.6	$26.9	6%
Prepaid revenue	28.0	25.7	2.3	9%
Processing revenue charged to unconsolidated merchant alliances	50.8	50.7	0.1	0%

Total transaction and processing service fees revenue	591.3	562.0	29.3	5%
Equity earnings in affiliates	77.8	72.1	5.7	8%

Total transaction and processing service fees revenue and equity earnings in affiliates	$669.1	$634.1	$35.0	6%

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

	Six months ended June 30,		Change
(in millions)	2007	2006	Amount	%
Acquiring revenue	$960.8	$915.1	$45.7	5%
Prepaid revenue	55.2	52.6	2.6	5%
Processing revenue charged to unconsolidated merchant alliances	98.8	98.7	0.1	0%

Total transaction and processing service fees revenue	1,114.8	1,066.4	48.4	5%
Equity earnings in affiliates	145.9	131.8	14.1	11%

Total transaction and processing service fees revenue and equity earnings in affiliates	$1,260.7	$1,198.2	$62.5	5%

The increase in acquiring revenue in the three and six months ended June 30, 2007 compared to the same periods in 2006 was driven by increases in transaction volume due to consumer spending at the point of sale and the above noted reclassification of certain commission payments out of revenue and into expense. Also contributing to growth were improved merchant retention, activation improvements, the growth of new alliances and 2006 pricing changes. The reclassification of certain ISO commission payments positively impacted the acquiring revenue growth rate by approximately 3 percentage points and 2 percentage points in the three and six-month periods ended June 30, 2007, respectively.

The Company’s transaction growth rate for PIN-debit increased for both the three and six-month periods in 2007 compared to the same periods in 2006. One of the items driving growth in PIN-debit is increased penetration in the grocery, petroleum and quick service restaurant markets. Merchant PIN-debit transactions, including acquired and STAR network transactions, accounted for approximately 27% of total domestic merchant transactions for both the three and six-month periods in 2007, respectively, and 25% for the comparable periods in 2006. The Company continues to see a shift in consumer behavior toward the use of PIN-debit cards from other forms of payment, particularly checks and cash.

The spread between the transaction growth rate and the transaction and processing service fee revenue growth rate in the three and six-month periods in 2007 compared to the same periods in 2006 remained relatively constant, after consideration of the ISO adjustment noted above, due to the mix of merchants and price compression. The spread is caused most significantly by the mix of merchants. Most of the disparity is within the segment’s portfolios of national merchants, which drive significant transaction growth and experience the greatest price compression. Also contributing to this spread is a lower average transaction amount due to increased usage at merchants such as quick service restaurants. The segment has historically experienced three to five percent annual price compression on average, with price compression for the national merchants being higher.

Prepaid revenue increased in the three and six-month periods of 2007 compared to the same periods in 2006 due to growth within gift cards. Processing revenue remained flat due to an increase in transactions being offset by certain items, including pricing.

The increase in equity earnings in affiliates for the three and six months ended June 30, 2007 compared to the same periods in 2006 resulted most significantly from increased merchant transaction volume in the merchant alliances. Earnings of an alliance were also improved due to a beneficial change in its portfolio mix and lower processing rates, which negatively impacted processing revenue described directly above.

Check services revenue

The increase in check services revenue for the three and six months ended June 30, 2007 compared to the same periods in 2006 resulted from an increase in ECA processing revenue due to expansion into more locations of large national retailers and increased revenues from collection services provided for a national merchant as well as an acquisition made in the first quarter 2006. These increases partially were offset by the general decline in the paper check guarantee volumes.

Product sales and other revenue

The majority of the decrease in product sales and other revenues for the three and six months ended June 30, 2007 compared to the same periods in 2006 was driven by decreased terminal sales offset partially by portfolio sales in both the three and six-month periods in 2007 as well as increased leasing revenue for the six-month period of 2007.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Reimbursable debit network fees, postage and other

The increase in reimbursable debit network fees, postage and other for the three and six months ended June 30, 2007 versus the comparable periods in 2006 was due to growth in debit network fees resulting from the continued growth of PIN-debit transaction volumes as noted above as well as rate increases imposed by the debit networks. Debit network fees represent substantially all of the balance within this line item.

Operating profit

First Data Commercial Services segment operating profit increased in the three and six months ended June 30, 2007 compared to the same periods in 2006 due to the factors discussed above. In addition, during the first quarter 2007, the Company bought out a revenue sharing agreement as part of a new, larger relationship with Discover Financial Services LLC (“Discover”) resulting in an expense charge in the first quarter of 2007, at which time, the Company anticipated effectively recovering this charge over the next two to three quarters. In second quarter 2007, the impact of the buyout of the Discover revenue sharing agreement positively impacted the operating profit growth rate by approximately 1 percentage point for the three months ended June 30, 2007. The first quarter expense and second quarter benefit, on a net basis negatively impacted the operating profit growth rate by approximately 1 percentage point for the six months ended June 30, 2007. Increased amortization resulting from contingent payments associated with a merchant alliance also negatively impacted operating profit growth for both the three and six months ended June 30, 2007 by approximately 1 percentage point and will continue to have a similar impact during the remainder of 2007. The Company expects the segment profit will benefit in 2007 by approximately $9 million due to the current year restructuring activities described above.

First Data Financial Institution Services Segment Results

	Three months ended June 30,				Change
(in millions)	2007	% of Segment Revenue	2006	% of Segment Revenue	Amount		%
Revenues:
Transaction and processing service fees	$310.7	63%	$296.8	66%	$13.9		5%
Product sales and other	12.8	3%	5.9	1%	6.9		117%
Reimbursable postage and other	163.2	34%	148.9	33%	14.3		10%
Interest income	0.1	0%	—	0%	0.1		NM

Total revenue	$486.8	100%	$451.6	100%	$35.2		8%

Operating profit	$98.7		$94.5		$4.2		4%
Operating margin	20%		21%		(1	) pt
Key indicators:
Domestic debit issuer transactions (a)	2,678.7		2,351.1		327.6		14%

	Six months ended June 30,				Change
(in millions)	2007	% of Segment Revenue	2006	% of Segment Revenue	Amount	%
Revenues:
Transaction and processing service fees	$605.8	62%	$585.5	65%	$20.3	3%
Product sales and other	29.6	3%	9.6	1%	20.0	208%
Reimbursable postage and other	336.5	35%	301.7	34%	34.8	12%
Interest income	0.1	0%	—	0%	0.1	NM

Total revenue	$972.0	100%	$896.8	100%	$75.2	8%

Operating profit	$195.4		$178.8		$16.6	9%
Operating margin	20%		20%		0 pt
Key indicators:
Domestic debit issuer transactions (a)	5,137.7		4,425.6		712.1	16%
Domestic active card accounts on file (end of period)(b)

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

	Six months ended June 30,		Change
(in millions)	2007	2006	Amount	%
Bankcard	44.1	39.3	4.8	12%
Retail	74.8	69.4	5.4	8%

Total	118.9	108.7	10.2	9%

Domestic card accounts on file (end of period)
Bankcard	124.7	106.0	18.7	18%
Retail	360.0	315.0	45.0	14%
Debit	117.8	111.2	6.6	6%

Total	602.5	532.2	70.3	13%

(a)	Domestic debit issuer transactions include VISA and MasterCard signature debit, STAR ATM, STAR PIN-debit POS, and ATM and PIN-debit POS gateway transactions.
(b)	Domestic active card accounts on file include customer accounts that had a balance or any monetary posting or authorization activity during the last month of the quarter.

Summary

First Data Financial Institution Services segment revenue increased in the three and six months ended June 30, 2007 compared to the same periods in 2006 due most significantly to reimbursable postage revenue, growth of existing clients and acquisitions partially offset by price compression.

The First Data Financial Institution Services segment converted approximately 17.5 million accounts during the first six months of 2007, and also increased accounts through the growth of existing clients. At June 30, 2007, the First Data Financial Institution Services segment had approximately 12 million accounts in the pipeline, primarily retail, with approximately 7 million of these accounts scheduled for conversion in the third quarter of 2007.

Transaction and processing service fee revenue

Components of transaction and processing service fee revenue

	Three months ended June 30,		Change
(in millions)	2007	2006	Amount	%
Credit and retail card processing	$99.3	$99.4	$(0.1)	(0)%
Debit processing	126.2	110.7	15.5	14%
Output services	64.7	63.7	1.0	2%
Remittance processing services	20.5	23.0	(2.5)	(11)%

Total	$310.7	$296.8	$13.9	5%

	Six months ended June 30,		Change
(in millions)	2007	2006	Amount	%
Credit and retail card processing	$196.4	$197.2	$(0.8)	(0)%
Debit processing	236.9	214.7	22.2	10%
Output services	130.3	127.0	3.3	3%
Remittance processing services	42.2	46.6	(4.4)	(9)%

Total	$605.8	$585.5	$20.3	3%

Credit and retail card processing revenue

Credit and retail card processing revenue remained relatively flat in the three and six months ended June 30, 2007 compared to the same periods in 2006. Price compression was largely offset by growth of existing clients.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Retail account portfolios typically have a lower proportionate share of active accounts than credit account portfolios and product usage is different between the card types resulting in lower revenue per active retail account. In addition, contract pricing at the customer level is dependent upon the volume of accounts, mix of account types (e.g. retail, credit, co-branded credit and debit) and product usage. Although active accounts on file increased, revenue did not proportionately increase due most significantly to price compression.

Debit processing revenue

Debit network processing revenue was driven by the domestic debit issuer transactions and acquisitions noted above. Revenue increased in the three and six months ended June 30, 2007 compared to the same periods in 2006 due to acquisitions and growth of transactions at existing clients partially offset by lost business and price compression. The majority of domestic debit issuer transaction growth was driven by the shift to the use of debit cards from credit cards, checks and cash, and such trends are expected to continue. Revenue growth and transaction growth were the same in the second quarter and the spread between revenue growth and transaction growth narrowed for the six months mainly due to the acquisitions noted above.

Output services revenue

Output services revenue increased for the three and six months ended June 30, 2007 compared to the same periods in 2006 due to new business partially offset by lost business.

Remittance processing services revenue

Remittance processing services revenue decreased for the three and six-month periods ended June 30, 2007 compared to the same periods in 2006 due to the deconversion of a large customer and consumer conversion from paper to electronic payment methods partially offset by new business. The Company expects remittance revenue to continue to decrease during the remainder of 2007 compared to 2006 for the above noted reasons.

Product sales and other revenue

Product sales and other revenue increased for the three and six months ended June 30, 2007 compared to the same periods in 2006 due to an increase in professional service fees and software licensing and maintenance revenue resulting from the acquisition of Peace Software in the third quarter 2006 as well as the receipt of contract termination fees in the first six months of 2007.

Reimbursable postage and other revenue

Reimbursable postage and other revenue increased for the three and six months ended June 30, 2007 in comparison to the same periods in 2006 due to new business and an increase in postage rates in May 2007, offset partially by lost business.

Operating profit

First Data Financial Institution Services segment operating profit increased for the three and six months ended June 30, 2007 compared to the same periods in 2006 due to the factors noted above as well as the significant benefits from cost savings initiatives implemented in 2006 and continuing into 2007 in anticipation of continued price compression. Such actions resulted in operating margins remaining relatively flat for the three and six-month periods. The operating profit growth rate decreased in the second quarter of 2007 compared to the first quarter of 2007 due to the benefit of contract termination fees in the first quarter and cost reductions achieved in the first quarter in advance of price compression.

First Data International Segment Results

	Three months ended June 30,				Change
(in millions)	2007	% of Segment Revenue	2006	% of Segment Revenue	Amount	%
Revenues:
Transaction and processing service fees	$298.4	74%	$233.2	78%	$65.2	28%
Product sales and other	75.9	19%	44.9	15%	31.0	69%
Other revenues	28.5	7%	20.9	7%	7.6	36%

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

	Three months ended June 30,				Change
(in millions)	2007	% of Segment Revenue	2006	% of Segment Revenue	Amount		%
Total revenue	$402.8	100%	$299.0	100%	$103.8		35%

Operating profit	$40.7		$33.6		$7.1		21%
Operating margin	10%		11%		(1	)pt
Key indicators:
International transactions (a)	1,322.9		1,101.7		221.2		20%

	Six months ended June 30,				Change
(in millions)	2007	% of Segment Revenue	2006	% of Segment Revenue	Amount		%
Revenues:
Transaction and processing service fees	$582.0	75%	$440.2	78%	$141.8		32%
Product sales and other	135.2	18%	87.7	16%	47.5		54%
Other revenues	52.1	7%	35.0	6%	17.1		49%

Total revenue	$769.3	100%	$562.9	100%	$206.4		37%

Operating profit	$75.7		$62.7		$13.0		21%
Operating margin	10%		11%		(1	)pt
Key indicators:
International transactions (a)	2,567.9		2,089.8		478.1		23%
International card accounts on file (end of period)(b)	69.3		41.2		28.1		68%

(a)

International transactions include VISA, MasterCard and other card association merchant acquiring and switching, and debit issuer transactions for clients outside the U.S. Transactions include credit, signature debit and PIN-debit POS, POS gateway and ATM transactions. Transactions for 2006 have been adjusted to conform to current year presentation.

(b)	International card accounts on file include bankcard and retail.

Summary

Revenue growth in the three and six months ended June 30, 2007 compared to the same periods in 2006 was driven by acquisitions, benefit from foreign currency exchange rate movements and growth of existing clients partially offset by lost business. Acquisitions contributed 19 percentage points and 20 percentage points to segment revenue growth rates for the three and six months ended June 30, 2007, respectively. The most significant of these acquisitions were First Data Deutschland (formerly Gesellschaft fur Zahlungssysteme) in the Europe, Middle East and Africa (“EMEA”) region and First Data Cono Sur (formerly ArgenCard) in the Latin America and Canada (“LAC”) region. In addition, foreign currency exchange rate movements positively impacted total revenue growth rates by 7 percentage points for each of the same periods.

Transaction and processing service fee revenue

Transaction and processing service fee revenue increased in the three and six-month periods in 2007 compared to the same periods in 2006 due mostly to the acquisitions noted above. The remaining increase is mostly due to an increase in POS and ATM transactions resulting from growth of both existing clients and new business and, to a lesser extent, an increase in accounts on file in the EMEA and LAC regions and continued expansion of the Cashcard ATM network in Australia.

Revenue growth in EMEA for the three and six months ended June 30, 2007 in comparison to the same periods in 2006 is due mainly to the impact of the acquisition discussed above as well as foreign currency exchange rate movement, new business and growth from existing clients partially offset by lost business. Acquisition growth relates to supporting switching debit and ATM transactions as well as debit card transactions and card issuer processing. Revenue growth in Australia and New Zealand (“ANZ”) for the three and six months ended June 30, 2007 in comparison to the same periods in 2006 is due to continued expansion of the Cashcard ATM network and merchant acquiring portfolio in Australia, foreign currency exchange rate movements and new business partially offset by lost business. Revenue growth in LAC for the same periods is due to the acquisition discussed above, growth of existing merchant acquiring businesses as a result of increased volumes, increases in card accounts on file and new business partially offset by price compression, lost business and fewer product sales.

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

At June 30, 2007, the International segment had approximately 0.5 million accounts in the pipeline which were primarily credit. The Company expects to convert the majority of these accounts during the second half of 2007.

Product sales and other revenue

The increase in product sales and other revenue for the three and six months ended June 30, 2007 over the same periods in 2006 resulted from increased terminal-related revenue driven mainly by the above described acquisitions in the LAC and EMEA regions as well as professional services fees associated with the VisionPLUS managed service supported by the Company’s Singapore office. Also contributing to growth in the three and six-month periods is an increase due to the receipt of contract termination fees.

Operating profit

The segment’s operating profit increased for the three and six months ended June 30, 2007 compared to the same periods in 2006 due to the factors described above including acquisitions, growth from existing clients and foreign currency exchange rate movements. Expenditures on strategic business initiatives in EMEA and the expansion in regions such as Asia in the three and six-month periods in 2007 compared to the same periods in 2006 continue to adversely impact operating profit growth and segment margins.

Integrated Payment Systems Segment Results

	Three months ended June 30,				Change
(in millions)	2007	% of Segment Revenue	2006	% of Segment Revenue	Amount	%
Revenues:
Transaction and processing service fees	$15.2	29%	$17.4	60%	$(2.2)	(13)%
Investment income, net (a)	34.8	67%	11.7	40%	23.1	197%
Other revenue	1.9	4%	0.1	0%	1.8	NM

Total revenue	$51.9	100%	$29.2	100%	$22.7	78%

Operating profit (loss)	$23.3		$(0.5)		$23.8	NM
Operating margin	45%		(2)%		47pts

	Six months ended June 30,				Change
(in millions)	2007	% of Segment Revenue	2006	% of Segment Revenue	Amount	%
Revenues:
Transaction and processing service fees	$29.9	36%	$33.2	51%	$(3.3)	(10)%
Investment income, net (a)	48.8	59%	31.7	49%	17.1	54%
Other revenue	3.8	5%	0.2	0%	3.6	NM

Total revenue	$82.5	100%	$65.1	100%	$17.4	27%

Operating profit	$24.7		$6.7		$18.0	NM
Operating margin	30%		10%		20pts

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

Transaction and processing service fee revenue

Transaction volumes were relatively flat for the three and six-month periods in 2007 compared to the same periods in 2006. The decrease in transaction and processing service fee revenue during the three and six months ended June 30, 2007 compared to the same periods in 2006 was due to a new service offering arrangement associated with retail money order offered to Western Union.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Investment income, net

The increase in investment income during the three and six months ended June 30, 2007 compared to the same periods in 2006 was driven by the official check business. During the three and six months ended June 30, 2007, the Company realized net pretax gains of $34.5 million and $32.5 million, respectively, on the repositioning of portfolio investments, net of the impact of terminating the associated interest rate swaps, in conjunction with the wind-down of the official check and money order business. These gains were partially offset by unrealized portfolio losses of $17.7 million recognized during the second quarter of 2007. For the three and six months ended June 30, 2007, benefits were recognized on investment hedges and increases in investment earnings resulting from interest rate increases. Commissions paid to official check agents were relatively flat year over year in the second quarter due to lower average investable balances substantially offset by increases resulting from rising interest rates. Commissions in the six-month period increased as a result of increased interest rates.

Operating profit

The increase in operating profit and operating margin for the three and six months ended June 30, 2007 compared to the same periods in 2006 was most significantly due to the increase in “Investment income, net” discussed above.

All Other and Corporate

	Three months ended June 30,
(in millions)	2007	2006	Percent Change
Revenues	$103.3	$104.9	(2)%
Operating loss	(63.5)	(36.6)	73%

	Six months ended June 30,
(in millions)	2007	2006	Percent Change
Revenues	$213.9	$224.7	(5)%
Operating loss	(100.4)	(52.7)	91%

Revenues

The decrease in revenues for the three months ended June 30, 2007 compared to the same period in 2006 resulted from fluctuations in various business units that were not individually significant. The decrease in revenues for the six months ended June 30, 2007 compared to the same period in 2006 was due to a decrease in patent revenue partially offset by an increase in volumes in the government business and Corporate interest income. Fluctuations in the other businesses were not individually significant.

Operating loss

The increase in operating loss for the three and six months ended June 30, 2007 compared to the same periods in 2006 resulted from a decrease in patent revenue in the six-month period, costs incurred in conjunction with the pending private equity transaction, costs incurred related to the domestic data center consolidation and international data center and platform consolidations totaling approximately $13 million and $15 million in the three and six-month periods of 2007, respectively, and increases in incentive compensation, including share based compensation. Fluctuations in the other businesses were not individually significant.

Capital Resources and Liquidity

The Company’s source of liquidity during the first six months of 2007 was cash generated from operating activities. The Company believes its current level of cash and short-term financing capabilities along with future cash flows from operations are sufficient to meet the needs of its existing businesses. The Company may, from time to time, seek longer-term financing to support additional cash needs or to reduce short-term borrowings. If the pending merger is consummated, the Company expects it will have a significant impact on liquidity and capital resources. A greater portion of the Company’s resources would be required to fund the interest expense resulting from the debt to be offered in conjunction with the merger. The following discussion highlights the Company’s cash flow activities from continuing operations during the six months ended June 30, 2007 and 2006.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Cash and Cash Equivalents

Highly liquid investments (other than those included in settlement assets) with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates market value. At June 30, 2007 and December 31, 2006, the Company held $924.5 million and $1,154.2 million in cash and cash equivalents, respectively.

Excluded from cash and cash equivalents at June 30, 2007 and December 31, 2006 were $33.2 million and $27.4 million, respectively, of assets that would otherwise meet the definition of cash and cash equivalents. Such excluded amounts pertained to required investments in connection with the Company’s First Financial Bank and required investments related to other operations and are included in “Other assets” on the Consolidated Balance Sheets.

Cash held outside of the United States at June 30, 2007 and December 31, 2006 was $398.2 million and $441.6 million, respectively.

Cash Flows from Operating Activities from Continuing Operations

	Six months ended June 30,
Source/(use) (in millions)	2007	2006
Net income from continuing operations	$400.6	$476.4
Depreciation and amortization	365.0	345.3
Other non-cash and non-operating items, net	(67.3)	(237.9)
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable	(35.6)	16.4
Other assets	48.5	32.2
Accounts payable and other liabilities	(87.2)	(146.6)
Income tax accounts	61.3	136.5
Excess tax benefit from share-based payment arrangement	(28.7)	(102.3)

Net cash provided by operating activities from continuing operations	$656.6	$520.0

Other non-cash and non-operating items and charges include restructuring, impairments, litigation and regulatory settlements, other, investment gains and losses, divestitures and a debt repayment gain as well as undistributed earnings in affiliates, stock compensation and employee stock purchase plan (“ESPP”) expense, and gains on the sale of merchant portfolios, the proceeds from which are recognized in investing activities. The change in 2007 compared to 2006 resulted most significantly from a gain recognized in 2006 related to the value of interest rate swaps that did not qualify for hedge accounting.

The change in accounts receivable between years was the result of a use of cash for restructuring certain settlement arrangements partially offset by the timing of collections compared to billings. The change in accounts payable and other liabilities between years resulted from timing of payments for various liabilities. The change in income tax accounts was the result of a decrease in the tax provision as well as higher tax payments during the first six months of 2007 compared to 2006 resulting from the tax benefit associated with the significant number of stock options exercised during the first quarter of 2006.

The decrease in excess tax benefit from share-based payment arrangement related to a large benefit received in the first quarter 2006 due to the exercise of a significant number of stock options.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Cash Flows from Investing Activities from Continuing Operations

	Six months ended June 30,
Source/(use) (in millions)	2007	2006
Current year acquisitions, net of cash acquired	$(369.7)	$(190.9)
Payments related to other businesses previously acquired	(49.3)	(43.8)
Additions to property and equipment, net	(116.4)	(56.7)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(70.3)	(52.2)
Proceeds from the sale of marketable securities	11.2	20.8
Other investing activities	56.1	135.0

Net cash used in investing activities from continuing operations	$(538.4)	$(187.8)

Acquisitions

During the six months ended June 30, 2007, the Company acquired 100% of Size Technologies, Inc., Datawire, Instant Cash, Intelligent Results, FundsXpress and various merchant portfolios for cash consideration. The Company expects to fund in excess of $500 million for other acquisitions, including POLCARD, during the remainder of 2007. During the six months ended June 30, 2006, the Company created a joint venture with Banca Nazionale del Lavoro, acquired substantially all of the assets of ClearCheck, Inc. and acquired 100% of First Data Deutschland (formerly GZS).

Payments Related to Other Businesses Previously Acquired

During the six months ended June 30, 2007 and 2006, payments related to other businesses previously acquired related mostly to contingent consideration.

Capital Expenditures

The following table discloses amounts capitalized related to customer contracts, conversion costs, systems development and property and equipment.

	Six months ended June 30,
(in millions)	2007	2006
Customer contracts	$21.6	$10.1
Conversion costs	14.2	16.5
Systems development	34.5	25.6

Subtotal	70.3	52.2
Property and equipment	116.4	56.7

Total amount capitalized	$186.7	$108.9

The Company expects to incur capital expenditures of approximately $425 million for the full year 2007.

Proceeds from the Sale of Marketable Securities

Proceeds from the sale of marketable securities for the six months ended June 30, 2007 included $11.2 million from the partial liquidation of marketable securities acquired in the Concord merger. Proceeds from the sale of marketable securities for the six months ended June 30, 2006 included $9.6 million from the partial liquidation of marketable securities acquired in the Concord merger and $10.5 million from the redemption of MasterCard stock.

Other Investing Activities

The source of cash from other investing activities for the six months ended June 30, 2007 related to $66.2 million in distributions from certain strategic investments, proceeds from the sale of merchant portfolios and proceeds from the sale of investments partially offset by the distribution of $27.6 million in proceeds related to the sale of Taxware to a minority holder. The source of cash from other investing activities for the six months ended June 30, 2006 included a $148.8 million reduction in regulatory, restricted and escrow cash balances, $54.9 million of proceeds from investment and other activity and proceeds of

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

$27.1 million resulting from the sale of corporate aircraft. Partially offsetting these sources were uses related to a contingent payment of $29.9 million related to the 2004 disposition of NYCE (all but $1.6 million of which was accrued at December 31, 2005), a net cash outflow of $32.6 million associated with the sale of a facility related to the Concord merger, and a use of $33.3 million resulting from the purchase of investments related to the Company’s First Financial Bank and other items not individually significant.

Cash Flows from Financing Activities from Continuing Operations

	Six months ended June 30,
Source/(use) (in millions)	2007	2006
Short-term borrowings, net	$(57.0)	$35.9
Principal payments on long-term debt	(115.5)	(20.9)
Proceeds from issuance of common stock	129.0	582.3
Excess tax benefit from share-based payment arrangement	28.7	102.3
Purchase of treasury shares	(278.2)	(814.9)
Cash dividends	(45.2)	(91.9)

Net cash used in financing activities from continuing operations	$(338.2)	$(207.2)

Short-Term Borrowings, net

The Company’s financing activities included net proceeds and cash outlays related to the issuance and paydown of commercial paper as well as other short-term debt. The Company did not have any commercial paper outstanding as of June 30, 2007 or December 31, 2006. The Company has a $1.5 billion commercial paper program that is supported by a $1.5 billion revolving credit facility, which expires on October 24, 2010.

Principal Payments on Long-Term Debt

In January 2007, the Company repurchased $32.4 million of its 4.7% senior notes due August 1, 2013, $30.2 million of its 4.85% senior notes due October 1, 2014, and $28.0 million of its 4.95% senior notes due June 15, 2015. The Company’s payments also included cash outlays related to capital leases.

In accordance with the KKR Merger Agreement, on August 3, 2007, FDC extended tender offers for up to $2.2 billion aggregate principal amount of its outstanding notes. The offer expires on September 4, 2007 unless extended or earlier terminated by FDC in its sole discretion. The completion of the tender offers is not a condition to the completion of the pending merger.

Proceeds from Issuance of Common Stock

Proceeds from the issuance of common stock resulted from stock option exercises and purchases under the Company’s ESPP. Proceeds decreased for the six months ended June 30, 2007 compared to the same period in 2006 due to a significant number of stock options being exercised in the first quarter 2006 that were near expiration.

Excess Tax Benefit from Share-based Payment Arrangement

The excess tax benefit from share-based payment arrangement is discussed in the “Cash Flows from Operating Activities from Continuing Operations” section above.

Purchase of Treasury Shares

During the first six months of 2007 and 2006, the Company repurchased 8.6 million and 17.4 million shares, respectively, for $248.4 million and $805.6 million, respectively, related to employee benefit plans. The decrease in shares purchased was a result of a significant number of stock option exercises during the first quarter 2006. The difference between the cost of shares repurchased noted above and the amount reflected in the Consolidated Statements of Cash Flows is due to timing of trade settlements. The Company did not repurchase any shares under its board authorized stock repurchase programs during either period. At June 30, 2007, the Company had $867 million remaining under board authorized stock repurchase programs.

Cash Dividends

The decrease in cash dividends was due to the Company decreasing its quarterly dividend from $0.06 per share to $0.03 per share for common stockholders of record subsequent to the Western Union spin-off.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Letters and Lines of Credit

The Company had $27.6 million in outstanding letters of credit at June 30, 2007, of which nearly all expire in 2008 with a one-year renewal option. The letters of credit are held in connection with certain business combinations, lease arrangements and bankcard association agreements. The Company expects to renew the letters of credit prior to expiration.

The Company has lines of credit associated with First Data Deutschland which totaled approximately 160 million euro, or approximately $215 million, as of June 30, 2007. The Company had $35.0 million outstanding against these lines of credit as of June 30, 2007.

The Company also has lines of credit associated with Cashcard Australia, Ltd. (“Cashcard”) which are periodically used to fund ATM settlement activity. As of June 30, 2007, the lines of credit totaled approximately 162 million Australian dollars, or approximately $137 million. The Company did not have any borrowings outstanding against the lines of credit as of June 30, 2007.

Significant Non-Cash Transactions

Significant non-cash transactions during the six months ended June 30, 2007 included the grant of approximately 3.7 million shares of restricted stock to certain employees.

Significant non-cash transactions during the six months ended June 30, 2006 included the grant of approximately 0.9 million shares of restricted stock to certain employees.

Off-Balance Sheet Arrangements

Other than facility and equipment leasing arrangements, the Company does not engage in off-balance sheet financing activities. The Company has several synthetic operating lease arrangements. Rent expense related to synthetic operating leases was $1.4 million and $2.5 million for the three months ended June 30, 2007 and 2006, respectively, and $2.8 million and $4.9 million for the comparable six-month periods.

Contractual Obligations

The adoption of Financial Account Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109,” in January 2007 resulted in an increase in income taxes payable of approximately $308 million, including approximately $120 million of income tax liabilities for which Western Union is required to indemnify the Company. Approximately $140 million of the increase was reclassified from deferred tax liabilities to income taxes payable. Both income taxes payable and deferred tax liabilities are included in the “Accounts payable and other liabilities” line of the Consolidated Balance Sheets. Timing of tax payments is dependent upon various factors which cannot be reasonably estimated at this time.

During the six months ended June 30, 2007, purchase obligations increased approximately $114 million from those in the Company’s 2006 Annual Report on Form 10-K: approximately $80 million related to technology and telecommunications and approximately $34 million related to other.

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

Interest Rate Risk

In February 2007, the Company announced its intent to gradually exit the official check and money order businesses. The official check and money order businesses are conducted by a subsidiary of the Company with separate creditors and whose assets are not generally available to creditors of First Data nor its other subsidiaries. Client contracts representing approximately 60% of portfolio balances will expire in the next two years and will not be renewed on a long-term basis. As a result, by the end of 2007, the Company plans to convert most of the associated long-term instruments into more liquid instruments of shorter duration. In conjunction with the repositioning of the portfolio, the Company will terminate the associated interest rate swaps. During the first six months of 2007, the Company converted over half of its portfolio associated with the official check and money order business into short-term investments. As of June 30, 2007, the Company’s interest rate risk associated with the official check and money order business had not changed significantly from the 2006 Annual Report on Form 10-K; however, the continuing conversion of the investment portfolio may result in a material change in future periods.

In April 2007, the Company announced it signed an agreement to be acquired by an affiliate of Kohlberg Kravis Roberts & Co. The merger, which is expected to occur prior to the end of the third quarter 2007, will have a material impact on the Company’s interest rate risk subsequent to the consummation of the transactions.

Foreign Currency Risk

There have been no material changes from the 2006 Annual Report on Form 10-K related to the Company’s exposure to market risk from foreign currency.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

The Company’s disclosure controls and procedures are designed to cause information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company has evaluated, under the supervision of its Chief Executive Officer and Chief Financial Officer, the effectiveness of disclosure controls and procedures as of June 30, 2007. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007 to ensure that material information regarding the Company is made known to management, including the Chief Executive Officer and Chief Financial Officer, to allow the Company to meet its disclosure obligations.

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

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of First Data Corporation

We have reviewed the consolidated balance sheet of First Data Corporation as of June 30, 2007, and the related consolidated statements of income for the three and six-month periods ended June 30, 2007 and 2006 and cash flows for the six-month periods ended June 30, 2007 and 2006. These financial statements are the responsibility of the Company’s management.

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

As discussed in Note 5 to the consolidated financial statements, effective January 1, 2007 the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109”.

/s/ Ernst & Young LLP

Denver, Colorado

August 7, 2007

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, the Company is involved in various litigation matters arising in the ordinary course of its business. None of these matters, either individually or in the aggregate, currently is material to the Company except those matters reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “Annual Report”) and Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 (the “Quarterly Report”). There were no material developments in the litigation matters previously disclosed in the Annual Report and the Quarterly Report except as discussed below.

Merger Litigation

On April 1, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with New Omaha Holdings L.P., a Delaware limited partnership, and its wholly-owned subsidiary Omaha Acquisition Corporation, a Delaware corporation. New Omaha Holdings L.P. is controlled by affiliates of Kohlberg Kravis Roberts & Co (“KKR”). As previously reported, four purported class action lawsuits were filed against the Company and its directors challenging the process by which the Company agreed to enter into the Merger Agreement.

On May 23, 2007, one additional purported class action lawsuit was filed in the District Court for Arapahoe County, Colorado under the caption Feivel Gottlieb v. Kohlberg Kravis Roberts & Co., LLP, Henry C. Duques, Daniel P. Burnham, David A. Coulter, Alison Davis, Peter B. Ellwood, Courtney F. Jones, Richard P. Kiphart, James D. Robinson III, Charles T. Russell, Joan E. Spero, Arthur F. Weinbach and First Data Corporation. The complaint generally alleges that the Company and members of the Company’s Board of Directors breached their fiduciary duties to the Company’s stockholders by approving a merger agreement with an affiliate of KKR that provides inadequate consideration to stockholders. The complaint also alleges that the members of the Board of Directors have conflicts of interest with respect to the pending merger, that the termination fee provided for in the merger agreement is improper, and that KKR aided and abetted the purported breaches of fiduciary duties. The complaint generally seeks, among other things, the following: class certification; an order enjoining consummation of the merger under the present terms or rescinding it; imposition of a constructive trust upon any improper benefits received by defendants; damages and costs; and any other relief the court may deem appropriate.

On May 8, 2007 and June 14, 2007, respectively, Morton Smith Trust v. First Data Corp., et. al. and Gottlieb v. Kohlberg Kravis Roberts & Co. et. al. were consolidated with Pappas v. Kohlberg Kravis Roberts & Co, et. al. for all purposes. On May 25, 2007, the defendants moved to dismiss or stay the consolidated cases. On June 22, 2007, plaintiffs moved for a preliminary injunction to enjoin consummation of the Merger and the dissemination of a definitive proxy statement and for expedited discovery.

On May 10, 2007, Larson v. First Data Corp., et. al. and Ex rel. Will of Rosenman v. First Data Corp., et. al. were consolidated for all purposes. On June 25, 2007, plaintiffs filed an amended compliant that alleged that defendants breached their fiduciary duties to Company stockholders by disseminating a preliminary proxy statement with material omissions.

On July 30, 2007, the parties to these two consolidated cases entered into a memorandum of understanding. Under the terms of the memorandum, the Company, the other named defendants, and plaintiffs have agreed to settle the consolidated actions subject to court approval. The Company and the other defendants deny the allegations in both consolidated actions, and deny having committed, or having aided and abetted, any violation of law or breach of duty. The memorandum provides for dismissal of the Colorado actions with prejudice upon approval of a stipulation of settlement by the Colorado court, to be followed by consensual dismissal with prejudice of the Delaware actions. Pursuant to the terms of the memorandum, the Company acknowledged that the consolidated actions resulted in a decision to provide additional information to shareholders in the definitive proxy statement concerning the pending merger, and agreed to pay certain attorneys’ fees, costs, and expenses incurred by plaintiffs. The Company did not make any admission that such supplemental disclosures are material. The memorandum will be null and void and of no force and effect if the Merger Agreement is terminated under circumstances where the merger has not been previously consummated, or final court approval of the stipulation of settlement and dismissal of the Colorado and Delaware actions with prejudice does not occur for any reason. In addition, defendants have the right to withdraw from the settlement prior to the settlement hearing if an action released by the settlement is commenced prior to final court approval and not dismissed or stayed in light of the settlement.

Should the settlement not proceed on the basis of the memorandum described above, the Company intends to vigorously defend the claims.

In Re: Concord EFS, Inc. Shareholders Litigation

On June 28, 2007, a hearing was held on Concord’s motion to dismiss the third amended complaint. No order has been issued on this motion as yet.

ATM Fee Antitrust Litigation

A hearing was held on the plaintiff’s motion to compel on May 23, 2007, at which time the Court directed the defendants to file a motion for summary judgment. On June 25, 2007, the Court entered an order on the motion to compel.

ITEM 1A.	RISK FACTORS

There are no material changes to the risk factors as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchases

The following table provides information about the Company’s purchases of shares of the Company’s common stock during the second quarter ended June 30, 2007:

	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2007	3,000,000	$32.48	0	$866,878,483
May 1 – May 31, 2007	350,000	$32.61	0	$866,878,483
June 1 – June 30, 2007	500,000	$32.60	0	$866,878,483

Total	3,850,000	$32.51	0

(1)	All of the shares were repurchased in open-market transactions through a systematic repurchase program for the Company’s employee benefit plans.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A total of 657,222,455 of the Company’s shares of common stock were present or represented by proxy at the Company’s Annual Meeting of Stockholders held on May 30, 2007 (the “2007 Annual Meeting”). This represented more than 86% of the Company’s shares outstanding. Five management proposals were voted upon at the 2007 Annual Meeting and all were approved.

Proposal 1 Election of Directors.

The terms of office of four current directors, David A. Coulter, Henry C. Duques, Richard P. Kiphart and Joan E. Spero, expired at the 2007 Annual Meeting and all were re-elected to a three-year term. The results of the voting were as follows:

	For	Against	Abstain
David A. Coulter	643,107,384	8,619,346	5,495,725
Henry C. Duques	643,775,747	7,936,596	5,510,112
Richard P. Kiphart	645,402,281	6,303,937	5,516,237
Joan E. Spero	622,713,029	28,509,016	6,000,410

Other directors whose terms continued after the meeting are Daniel P. Burnham, Alison Davis, Peter B. Ellwood, Courtney F. Jones, James D. Robinson, Charles T. Russell and Arthur F. Weinbach.

Proposal 2 Approval of an increase in the number of shares issuable under the Company’s Employee Stock Purchase Plan by 12,500,000 shares of Company Common Stock.

The results of the voting were as follows:

For	Against	Abstain
538,838,235	10,921,943	6,153,057

Proposal 3 Approval of the 2006 Non-Employee Director Equity Compensation Plan and the allocation of 1,500,000 shares of Company Common Stock to the Plan.

The results of the voting were as follows:

For	Against	Abstain
441,633,923	107,909,725	6,369,587

Proposal 4 Approval of amendments to the Company’s 2002 Long-Term Incentive Plan.

The results of the voting were as follows:

For	Against	Abstain
530,783,755	18,800,103	6,329,377

Proposal 5 Ratification of the selection of Ernst & Young LLP as independent auditors of the Company for 2007.

The results of the voting were as follows:

For	Against	Abstain
614,361,876	37,734,859	5,125,720

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Number	Description
10.1	First Data Corporation 2006 Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit B of the Company’s Definitive Proxy Statement on Schedule 14A filed April 17, 2007).

10.2

2002 First Data Corporation Long-Term Incentive Plan, as amended through February 21, 2007 (incorporated by reference to Exhibit C of the Company’s Definitive Proxy Statement on Schedule 14A filed April 17, 2007).

10.3	Description of Director compensation arrangement (incorporated by reference to pages 26 – 29 of the Company’s Definitive Proxy Statement on Schedule 14A filed April 17, 2007).

10.4	Description of revision to Director compensation arrangement.

12	Computation of Ratio of Earnings to Fixed Charges.

15	Letter from Ernst & Young LLP Regarding Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

99	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST DATA CORPORATION (Registrant)

Date: August 7, 2007	By	/s/ Kimberly S. Patmore
Kimberly S. Patmore
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 7, 2007	By	/s/ Jeffrey R. Billat
Jeffrey R. Billat
Vice President and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	First Data Corporation 2006 Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit B of the Company’s Definitive Proxy Statement on Schedule 14A filed April 17, 2007).

10.2

2002 First Data Corporation Long-Term Incentive Plan, as amended through February 21, 2007 (incorporated by reference to Exhibit C of the Company’s Definitive Proxy Statement on Schedule 14A filed April 17, 2007).

10.3	Description of Director compensation arrangement (incorporated by reference to pages 26 – 29 of the Company’s Definitive Proxy Statement on Schedule 14A filed April 17, 2007).

10.4	Description of revision to Director compensation arrangement.

12	Computation of Ratio of Earnings to Fixed Charges.

15	Letter from Ernst & Young LLP Regarding Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

99	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements.