Form 10-Q
period 2007-09-30
FIRST DATA CORP
filed 2007-11-14
CIK 883980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☐     Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of each class	Number of Shares Outstanding (excluding treasury shares) at September 30, 2007
(Common stock, $.01 par value)	1,000

INDEX

		PAGE NUMBER
PART I FINANCIAL INFORMATION

Item 1	Financial Statements (unaudited):

	Consolidated Statements of Income for the period from September 25, 2007 through September 30, 2007 for the Successor and the period from July 1, 2007 through September 24, 2007, the period from January 1, 2007 through September 24, 2007 and the three and nine months ended September 30, 2006 for the Predecessor	3

	Consolidated Balance Sheets at September 30, 2007 for the Successor and December 31, 2006 for the Predecessor	5

	Consolidated Statements of Cash Flows for the period from September 25, 2007 through September 30, 2007 for the Successor and the period from January 1, 2007 through September 24, 2007 and the nine months ended September 30, 2006 for the Predecessor	6

	Consolidated Statements of Stockholders’ Equity for the period from January 1, 2007 through September 24, 2007 for the Predecessor and the period from September 25, 2007 through September 30, 2007 for the Successor	8

	Notes to Consolidated Financial Statements	9

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36

Item 3	Quantitative and Qualitative Disclosures About Market Risk	68

Item 4	Controls and Procedures	70

PART II OTHER INFORMATION

Item 1	Legal Proceedings	71

Item 1A	Risk Factors	72

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	78

Item 4	Submission of Matters to a Vote of Security Holders	79

Item 5	Other Information	79

Item 6	Exhibits	80

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in millions)

	Successor	Predecessor
	Period from September 25 through September 30,	Period from July 1 through September 24,	Three months ended September 30,
	2007 (a)	2007	2006
Revenues: (b)
Transaction and processing service fees:
Merchant services (c)	$50.2	$694.2	$693.6
Check services	6.5	97.0	80.0
Card services	32.6	440.6	429.5
Other services	6.5	88.6	88.4
Investment income, net	(0.8)	(29.1)	(37.3)
Product sales and other	12.0	228.9	169.2
Reimbursable debit network fees, postage and other	28.3	415.7	363.8

	135.3	1,935.9	1,787.2

Expenses:
Cost of services	67.9	932.5	781.1
Cost of products sold	5.2	75.1	76.9
Selling, general and administrative	25.9	446.1	298.7
Reimbursable debit network fees, postage and other	28.3	415.7	363.8
Other operating expenses:
Restructuring, net	—	—	12.0
Impairments	—	4.3	1.9
Litigation and regulatory settlements	—	(2.5)	(42.3)

	127.3	1,871.2	1,492.1

Operating profit	8.0	64.7	295.1

Other income (expense):
Interest income	3.6	9.9	13.8
Interest expense	(34.6)	(33.2)	(72.3)
Investment gains and (losses)	(21.7)	(1.1)	(144.2)
Divestitures, net	—	2.6	1.4
Debt repayment loss	(6.0)	—	—

	(58.7)	(21.8)	(201.3)

(Loss) income before income taxes, minority interest, equity earnings in affiliates and discontinued operations	(50.7)	42.9	93.8
Income taxes	(21.2)	18.2	4.7
Minority interest	(2.5)	(36.2)	(34.8)
Equity earnings in affiliates	3.3	75.3	77.0

(Loss) income from continuing operations	(28.7)	63.8	131.3
(Loss) income from discontinued operations, net of taxes of $0, $7.1 and $125.9, respectively	—	(7.1)	210.9

Net (loss) income	$(28.7)	$56.7	$342.2

	Successor	Predecessor
	Period from September 25 through September 30,	Period from January 1 through September 24,	Nine months ended September 30,
	2007 (a)	2007	2006
Revenues: (b)
Transaction and processing service fees:
Merchant services (c)	$50.2	$2,063.5	$1,957.1
Check services	6.5	293.2	238.9
Card services	32.6	1,342.9	1,228.9
Other services	6.5	266.3	258.4
Investment income, net	(0.8)	(66.9)	(96.6)
Product sales and other	12.0	616.4	504.4
Reimbursable debit network fees, postage and other	28.3	1,257.5	1,062.9

	135.3	5,772.9	5,154.0

Expenses:
Cost of services	67.9	2,632.0	2,255.6
Cost of products sold	5.2	230.4	221.2
Selling, general and administrative	25.9	1,089.3	856.1
Reimbursable debit network fees, postage and other	28.3	1,257.5	1,062.9
Other operating expenses:
Restructuring, net	—	7.9	11.6
Impairments	—	20.6	(0.1)
Litigation and regulatory settlements	—	2.5	(34.8)
Other	—	(7.7)	(0.3)

	127.3	5,232.5	4,372.2

Operating profit	8.0	540.4	781.8

Other income (expense):
Interest income	3.6	30.8	23.8
Interest expense	(34.6)	(103.6)	(190.8)
Investment gains and (losses)	(21.7)	(2.6)	45.8
Divestitures, net	—	6.1	8.0
Debt repayment gain/(loss)	(6.0)	1.4	—

	(58.7)	(67.9)	(113.2)

(Loss) income before income taxes, minority interest, equity earnings in affiliates and discontinued operations	(50.7)	472.5	668.6
Income taxes	(21.2)	125.8	164.8
Minority interest	(2.5)	(105.3)	(104.0)
Equity earnings in affiliates	3.3	223.0	207.9

(Loss) income from continuing operations	(28.7)	464.4	607.7
(Loss) income from discontinued operations, net of taxes of $0, $3.0 and $334.3, respectively	—	(3.6)	627.2

Net (loss) income	$(28.7)	$460.8	$1,234.9

(a)

Includes the results of operations (reflecting the change in fair value of forward starting, deal contingent interest rate swaps) of Omaha Acquisition Corporation for the period prior to its merger with and into First Data Corporation from March 29, 2007 (its formation) through September 24, 2007. Also includes post merger results of First Data Corporation for the period from September 25, 2007 to September 30, 2007.

(b)

Includes revenue from Western Union and Primary Payment Systems commercial relationships previously eliminated in consolidation of $5.3 million and $15.8 million for the three and nine months ended September 30, 2006, respectively.

(c)

Includes processing fees, administrative service fees and other fees charged to merchant alliances accounted for under the equity method of $3.6 million for the successor period from September 25, 2007 through September 30, 2007, $54.9 million for the predecessor period from July 1, 2007 through September 24, 2007 and $57.8 million for the three months ended September 30, 2006. Totals for the predecessor periods from January 1, 2007 through September 24, 2007 and the nine months ended September 30, 2006, were $165.1 million and $168.3 million, respectively.

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except common stock share amounts)

	Successor	Predecessor
	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,676.7	$1,154.2
Settlement assets	18,532.3	19,149.8
Accounts receivable, net of allowance for doubtful accounts of $0.0 (2007) and $29.0 (2006)	2,402.4	2,150.3
Property and equipment, net of accumulated depreciation of $4.0 (2007) and $1,711.3 (2006)	927.1	768.0
Goodwill	16,000.7	7,359.5
Other intangibles, net of accumulated amortization of $16.3 (2007) and $2,115.9 (2006)	8,865.4	2,577.5
Investment in affiliates	4,457.8	756.5
Other assets	1,105.5	544.9

Total Assets	$53,967.9	$34,460.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Settlement obligations	$18,531.9	$19,166.5
Accounts payable and other liabilities	5,803.2	2,636.8
Borrowings	22,442.8	2,516.2

Total Liabilities	46,777.9	24,319.5

Commitments and contingencies (see Note 10)
Stockholders’ Equity:
Common stock, $.01 par value; authorized and issued 1,000 shares (2007) and authorized 2.0 billion shares and issued 1.1 billion shares (2006)	—	10.7
Additional paid-in capital	7,224.5	9,713.6

Paid-in capital	7,224.5	9,724.3
Retained earnings (loss)	(28.7)	10,900.6
Accumulated other comprehensive loss	(5.8)	(16.9)
Less treasury stock at cost, 0 shares (2007) and 0.3 billion shares (2006)	—	(10,466.8)

Total Stockholders’ Equity	7,190.0	10,141.2

Total Liabilities and Stockholders’ Equity	$53,967.9	$34,460.7

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Successor	Predecessor
	Period from September 25 through September 30,	Period from January 1 through September 24,	Nine months ended September 30,
	2007	2007	2006
Cash and cash equivalents at beginning of period, including cash of discontinued operations in 2006	—	$1,154.2	$1,180.9

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) from continuing operations	$(28.7)	464.4	607.7
Net income (loss) from discontinued operations	—	(3.6)	627.2
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	22.8	540.2	522.2
Charges (gains) related to restructuring, impairments, litigation and regulatory settlements, other, investment (gains) and losses, divestitures and debt repayment gain/(loss)	27.7	20.9	(77.4)
Other non-cash and non-operating items, net	(5.1)	67.8	(46.1)
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable	7.8	(145.4)	28.6
Other assets	1.8	5.8	84.8
Accounts payable and other liabilities	53.0	(4.8)	(139.0)
Income tax accounts	(21.2)	69.6	127.8
Excess tax benefit from share-based payment arrangement	—	(219.8)	(106.4)

Net cash provided by operating activities from continuing operations	58.1	798.7	1,002.2
Net cash (used in) provided by operating activities from discontinued operations	—	(9.7)	865.0

Net cash provided by operating activities	58.1	789.0	1,867.2

CASH FLOWS FROM INVESTING ACTIVITIES
Merger, net of cash acquired	(24,974.5)	—	—
Current year acquisitions, net of cash acquired	—	(690.3)	(277.6)
Payments related to other businesses previously acquired	—	(50.0)	(50.4)
Proceeds from dispositions, net of expenses paid	—	—	68.5
Additions to property and equipment, net	—	(275.5)	(108.2)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	—	(123.7)	(84.5)
Proceeds from the sale of marketable securities	—	11.8	21.0
Dividends received from discontinued operations	—	—	2,500.0
Cash spun off to Western Union	—	—	(1,327.8)
Other investing activities	(35.5)	(9.5)	290.0

Net cash (used in) provided by investing activities from continuing operations	(25,010.0)	(1,137.2)	1,031.0
Net cash used in investing activities from discontinued operations	—	—	(279.5)

Net cash (used in) provided by investing activities	(25,010.0)	(1,137.2)	751.5

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	151.2	26.3	602.4
Proceeds from issuance of long-term debt	21,213.5	—	—

	Successor	Predecessor
	Period from September 25 through September 30,	Period from January 1 through September 24,	Nine months ended September 30,
	2007	2007	2006
Principal payments on long-term debt	(1,962.6)	(126.6)	(681.1)
Proceeds from issuance of common stock	7,226.5	187.4	656.7
Excess tax benefit from share-based payment arrangement	—	219.8	106.4
Purchase of treasury shares	—	(371.8)	(884.8)
Cash dividends	—	(67.7)	(137.8)

Net cash (used in) provided by financing activities from continuing operations	26,628.6	(132.6)	(338.2)
Net cash used in financing activities from discontinued operations	—	—	(26.5)

Net cash (used in) provided by financing activities	26,628.6	(132.6)	(364.7)

Change in cash and cash equivalents	1,676.7	(480.8)	2,254.0

Cash and cash equivalents at end of period, including cash of discontinued operations in 2006	$1,676.7	$673.4	$3,434.9

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Total	Comprehensive Income (Loss)	Retained Earnings (Loss)	Accumulated Other Comprehensive Income (Loss)	Common Shares	Paid-In Capital	Treasury Stock
(in millions, except per share amounts)							Shares	Cost
Predecessor
Balance, December 31, 2006 (As previously reported)	$10,141.2		$10,900.6	$(16.9)	1,067.7	$9,724.3	(314.8)	$(10,466.8)
Adjustment to record adoption of FIN 48	(22.7)		(22.7)

Balance, December 31, 2006 (Adjusted)	$10,118.5		$10,877.9	$(16.9)	1,067.7	$9,724.3	(314.8)	$(10,466.8)
Comprehensive income
Net income	460.8	$460.8	460.8
Other comprehensive income (loss):
Unrealized losses on securities	(18.2)	(18.2)
Unrealized gains on hedging activities	0.4	0.4
Foreign currency translation adjustment	123.1	123.1

Other comprehensive income		105.3		105.3

Comprehensive income		$566.1

Purchase of treasury shares	(335.3)						(11.2)	(335.3)
Stock issued for compensation and benefit plans	659.2		(84.0)			394.1	12.5	349.1
Cash dividends declared ($0.06 per share)	(45.3)		(45.3)

Balance, September 24, 2007	$10,963.2		$11,209.4	$88.4	1,067.7	$10,118.4	(313.5)	$(10,453.0)

Successor
Investment by Parent Company	$7,224.5				0.0	$7,224.5
Net loss	(28.7)	$(28.7)	$(28.7)
Other comprehensive income (loss):
Unrealized gains on securities	0.3	0.3
Unrealized losses on hedging activities	(6.1)	(6.1)

Other comprehensive loss		(5.8)		(5.8)

Comprehensive loss		$(34.5)

Balance, September 30, 2007	$7,190.0		$(28.7)	$(5.8)	0.0	$7,224.5	—	$—

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

On September 24, 2007, the Company was acquired through a merger transaction by an entity controlled by an affiliate of Kohlberg Kravis Roberts & Co. (“KKR”). The merger resulted in the equity of FDC becoming privately held. Details of the merger are more fully discussed in Note 2. The transaction will be accounted for as a reverse acquisition with Omaha Acquisition Corporation. Although FDC continued as the surviving corporation and same legal entity after the merger, the accompanying consolidated statements of operations, cash flows and stockholders’ equity are presented for two periods: predecessor and successor, which relate to the periods preceding the merger and the period succeeding the merger, respectively. The Company applied purchase accounting to the opening balance sheet and results of operations on September 25, 2007 as the merger occurred at the close of business on September 24, 2007. The merger resulted in a new basis of accounting beginning on September 25, 2007 and the financial reporting periods are presented as follows:

•

The three month period ended September 30, 2007 includes the predecessor period of the Company from July 1, 2007 to September 24, 2007 and the successor period, reflecting the merger of the Company and Omaha Acquisition Corporation, from September 25, 2007 to September 30, 2007.

•

The nine month period ended September 30, 2007 includes the predecessor period of the Company from January 1, 2007 to September 24, 2007 and the successor period, reflecting the merger of the Company and Omaha Acquisition Corporation, from September 25, 2007 to September 30, 2007.

•

The results of operations of Omaha Acquisition Corporation from July 1, 2007 to September 30, 2007 and March 29, 2007 (formation date) to September 30, 2007 are included in the results of operations in the successor period from September 25, 2007 to September 30, 2007 for the respective three and nine month periods. Omaha Acquisition Corporation had no assets, liabilities or results of operations other than those related to two forward starting, deal contingent interest rate swaps entered into prior to consummation of the merger.

•

The 2006 periods presented are predecessor. The Consolidated Financial Statements for all predecessor periods have been prepared using the historical basis of accounting for the Company. As a result of the merger and the associated purchase accounting, the Consolidated Financial Statements of the successor are not comparable to periods preceding the merger.

The accompanying Consolidated Financial Statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial position of the Company at September 30, 2007, the consolidated results of its operations for the predecessor and successor periods for the three and nine months ended September 30, 2007 and 2006 and cash flows for the predecessor and successor periods for the nine months ended September 30, 2007 and 2006. Results of operations reported for interim periods are not necessarily indicative of results for the entire year due in part to the seasonality of certain business units.

Presentation

The Company’s Consolidated Balance Sheet presentation is unclassified due to the short–term nature of its settlement obligations contrasted with the Company’s ability to invest cash awaiting settlement in long–term investment securities. As noted below and over the past six months, the Company has repositioned the majority of its investment portfolio associated with cash awaiting settlement from long-term investments to short-term investments. This was completed in October 2007. The Company will assess whether it should continue with an unclassified Consolidated Balance Sheet presentation.

As a result of the spin-off of Western Union (“the spin-off”) and the sale of subsidiaries Primary Payment Systems (“PPS”), IDLogix and Taxware, LP (“Taxware”) as discussed in Note 15, the Company’s financial statements reflect Western Union, PPS, IDLogix and Taxware as discontinued operations. Their results of operations are treated as income from discontinued operations, net of tax, and separately stated on the Consolidated Statements of Income after income from continuing operations.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results could differ from these estimates.

Official Check and Money Order Wind-down

In the first quarter 2007, the Company announced its intent to wind-down the official check and money order business included within the Integrated Payment Systems (“IPS”) business segment. The official check and money order businesses are conducted by a subsidiary of the Company, Integrated Payment Systems Inc., with separate creditors and whose assets, including the investment portfolio associated with the official checks and money orders, are not intended to be available to creditors of First Data nor its other subsidiaries. The Company expects the wind-down of the majority of the business to take two to three years in order to honor existing customer contracts. In October 2007, the Company completed the repositioning of the investment portfolio associated with this business from long-term municipal bonds to short-term investments, the majority of which are currently short-term municipal bonds. The Company recognized a net gain, including the impact of terminating the associated interest rate swaps, of $3.1 million for the nine-month period ended September 30, 2007 associated with the repositioning of the portfolio of which a loss of $1.3 million was recognized by the successor and a gain of $4.4 million was recognized by the predecessor.

During the first nine months of 2007, the Company converted over 90% of this portfolio’s par value into short-term investments. The Company received proceeds from the sales of portfolio investments of $0.2 billion for the successor period from September 25, 2007 through September 30, 2007, proceeds of $4.6 billion for the predecessor period from July 1, 2007 through September 24, 2007 and proceeds of $11.0 billion for the predecessor period from January 1, 2007 through September 24, 2007. In connection with the portfolio repositioning, the Company is terminating the interest rate swaps used to hedge the portfolio investments at the time the associated investments are sold. The Company terminated interest rate swaps with aggregate notional amounts totaling $4.3 billion during the second quarter 2007, $2.3 billion for the predecessor period from July 1, 2007 through September 24, 2007 and $0.2 billion for the successor period from September 25, 2007 through September 30, 2007. No such terminations occurred during the first quarter 2007.

Revenue Recognition

FDC recognizes revenues from its processing services as such services are performed. Revenue is recorded net of certain costs not controlled by the Company such as credit and offline debit interchange fees and assessments charged by credit card associations which totaled $122.1 million for the successor period from September 25, 2007 through September 30, 2007, $1,760.5 million for the predecessor period from July 1, 2007 through September 24, 2007 and $1,628.8 million for the three months ended September 30, 2006. Totals for the predecessor periods from January 1, 2007 through September 24, 2007 and the nine months ended September 30, 2006, were $5,241.9 million and $4,681.4 million, respectively. Debit network fees related to acquired PIN-based debit transactions are recognized in the “Reimbursable debit network fees, postage and other” revenues and expenses lines of the Consolidated Statements of Income. The debit network fees related to acquired PIN-debit transactions charged by debit networks totaled $16.6 million for the successor period from September 25, 2007 through September 30, 2007, $240.2 million for the predecessor period from July 1, 2007 through September 24, 2007 and $204.1 million for the three months ended September 30, 2006. Totals for the predecessor periods from January 1, 2007 through September 24, 2007 and the nine months ended September 30, 2006, were $719.8 million and $583.7 million, respectively.

Supplemental Cash Flow Information

See Note 12 for information concerning the Company’s issuance of restricted stock awards in 2007.

Significant non-cash transactions during the nine months ended September 30, 2006 included the grant of approximately 0.9 million shares of restricted stock to certain employees in conjunction with the Company’s incentive compensation plan.

In connection with its spin-off, Western Union transferred $1 billion of Western Union notes to FDC. On September 29, 2006, the Company exchanged these Western Union notes for FDC debt (commercial paper) held by investment banks (the “debt-for-debt exchange”).

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

Note 2: Merger

On April 1, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with New Omaha Holdings L.P., a Delaware limited partnership (“Parent”), and Omaha Acquisition Corporation, a Delaware corporation and a subsidiary of Parent (“Sub”). Parent is controlled by an affiliate of KKR. On September 24, 2007, under the terms of the Merger Agreement, Sub merged with and into the Company (the “merger”) with the Company continuing as the surviving corporation and a subsidiary of New Omaha Holdings Corporation (“Holdings”), a Delaware corporation and a subsidiary of Parent.

As of the effective time of the merger, each issued and outstanding share of common stock of the Company was cancelled and converted into the right to receive $34.00 in cash, without interest (other than shares owned by Parent, Sub or Holdings, which were cancelled and given no consideration). Additionally, vesting of FDC stock options, restricted stock awards and restricted stock units was accelerated upon closing of the merger. As a result, holders of stock options received cash equal to the intrinsic value of the awards based on a market price of $34.00 per share while holders of restricted stock awards and restricted stock units received $34.00 per share in cash, without interest. Vesting of Western Union options, restricted stock awards and restricted stock units held by FDC employees was also accelerated upon closing of the merger.

Immediately following consummation of the merger, Michael D. Capellas was appointed as Chief Executive Officer (“CEO”) of the Company. Capellas succeeded Henry C. “Ric” Duques who announced his intention to retire within two years when he returned as Chairman and CEO in late 2005.

The merger was financed by a combination of the following: borrowings under the Company’s new senior secured credit facilities, new senior unsecured interim loan agreement and new senior subordinated interim loan agreement, and the equity investment of Holdings. The purchase price was approximately $26.4 billion including $123.4 million in capitalized transaction costs. The merger was funded primarily through a $7.2 billion equity contribution from Holdings and $22.0 billion in debt financing discussed more fully in Note 7. Approximately $0.7 billion of the purchase consideration was paid in October 2007.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Preliminary Purchase Price Allocation

The total purchase price was allocated to the Company’s net tangible and identifiable intangible assets (including customer relationships, software and tradenames) based on their estimated fair values as set forth below. Property and equipment were carried forward at historical net balances as a current best estimate of fair value and will be adjusted in a subsequent period upon completion of a valuation. A portion of the preliminary valuation was allocated to the Company’s investments in unconsolidated joint ventures (reflected in the “Investment in affiliates” line below). The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The preliminary allocation of the purchase price to identifiable intangible assets was based upon preliminary valuation data from a third party valuation firm and the estimates and assumptions are subject to change. The valuation of fixed assets is expected to commence in the fourth quarter 2007. The Company is also in the process of working through other potential purchase accounting adjustments that may include the assessment of items such as deferred revenue, assumed liabilities, pre-existing debt value and items that may require fair value measurements.

(in millions)
Property and equipment	$931.1
Identifiable intangible assets	8,881.7
Goodwill	16,000.7
Investment in affiliates	4,459.8
Deferred taxes	(2,634.6)
Other net liabilities acquired	(1,267.9)

Total purchase price	$26,370.8

The preliminary estimated useful life associated with other intangible assets is a weighted average of approximately nine years and the amortization methodology will be determined upon finalization of the valuation. Deferred tax liabilities of $2,634.6 million were recorded related to the allocation of purchase price to intangible assets. Goodwill of $16,000.7 million resulted from the merger, the majority of which is not deductible for tax purposes. The preliminary allocation of goodwill by segment is as follows (in millions):

First Data Commercial Services	$10,069.2
First Data Financial Institution Services	2,554.5
First Data International	3,295.6
Integrated Payment Systems	—
All Other and Corporate	81.4

$16,000.7

Goodwill will be reviewed at least annually for impairment.

Merger Related Restructuring Charges

The Company has commenced initiatives to improve its overall cost structure and enhance its competitive position. These initiatives include reducing overhead spending, consolidating certain business units and consolidating data and command centers. As of September 30, 2007, the Company recognized a liability of approximately $1 million in the “Accounts payable and other liabilities” line of the Consolidated Balance Sheets resulting from merger related restructuring charges. The Company anticipates taking additional significant charges in future periods including the fourth quarter of 2007.

Merger and Other Related Costs

During the period from January 1, 2007 through September 24, 2007, the Company recorded $69.7 million of pretax merger related costs consisting primarily of investment banking, accounting and legal fees. The company also recognized a pretax charge of $175.9 million related to accelerated vesting of all outstanding FDC unvested stock options, restricted stock awards and restricted stock units as well as Western Union unvested stock options, restricted stock awards and restricted stock units held by FDC employees and an additional $19.6 million of associated taxes (excluding all income tax impacts).

Unaudited Pro Forma Condensed Combined Consolidated Statements of Income

The following Unaudited Pro Forma Condensed Combined Consolidated Statements of Income reflect the consolidated results of operations of the Company as if the merger had occurred on January 1, 2007 and 2006. The historical financial information has been adjusted to give effect to events that are (1) directly attributed to the merger, (2) factually supportable,

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

and (3) with respect to the income statement, expected to have a continuing impact on the combined results. Such items include interest expense related to debt issued in conjunction with the merger as well as additional amortization expense associated with the preliminary valuation of intangible assets. This unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the merger had actually occurred on that date, nor of the results that may be obtained in the future.

Unaudited Pro Forma Condensed Combined Consolidated Statements of Income

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(in millions)
Revenues:
Transaction and processing service fees	$1,416.2	$1,291.5	$4,061.7	$3,683.3
Investment income, net	(29.9)	(37.3)	(67.7)	(96.6)
Product sales and other	240.9	169.2	628.4	504.4
Reimbursable debit network fees, postage and other	444.0	363.8	1,285.8	1,062.9

	2,071.2	1,787.2	5,908.2	5,154.0

Expenses:
Cost of services	1,016.6	914.1	2,978.2	2,658.5
Cost of products sold	80.3	76.9	235.6	221.2
Selling, general and administrative	332.4	302.6	968.0	867.8
Reimbursable debit network fees, postage and other	444.0	363.8	1,285.8	1,062.9
Other operating expenses:
Restructuring, net	—	12.0	7.9	11.6
Impairments	4.3	1.9	20.6	(0.1)
Litigation and regulatory settlements	(2.5)	(42.3)	2.5	(34.8)
Other	—	—	(7.7)	(0.3)

	1,875.1	1,629.0	5,490.9	4,786.8

Operating profit	196.1	158.2	417.3	367.2

Other income (expense):
Interest income	13.5	13.8	34.4	23.8
Interest expense	(522.2)	(520.1)	(1,565.7)	(1,558.2)
Investment gains and (losses)	(22.8)	(144.2)	(24.3)	45.8
Divestitures, net	2.6	1.4	6.1	8.0
Debt repayment gain	—	—	—	—

	(528.9)	(649.1)	(1,549.5)	(1,480.6)

Loss before income taxes, minority interest, equity earnings in affiliates and discontinued operations	(332.8)	(490.9)	(1,132.2)	(1,113.4)
Income taxes	(131.9)	(222.6)	(499.5)	(528.0)
Minority interest	(38.7)	(34.8)	(107.8)	(104.0)
Equity earnings in affiliates	57.9	53.9	160.8	137.4

Loss from continuing operations	$(181.7)	$(249.2)	$(579.7)	$(552.0)

Note 3: Restructuring, Impairments, Litigation and Regulatory Settlements, Other, Investment Gains and Losses, Divestitures, net and Debt Repayment Gain

Restructuring charges and reversal of restructuring accruals

The Company recorded restructuring charges in 2007 comprised of severance totaling $0.7 million and $10.2 million in the predecessor period from July 1, 2007 through September 24, 2007 and January 1, 2007 through September 24, 2007, respectively. Severance charges resulted from the termination of approximately 370 employees within the Commercial Services and the First Data International segments.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Restructuring charges for first quarter 2007 resulted from efforts to improve the overall efficiency and effectiveness of the sales and sales support teams within the Commercial Services segment. Severance charges resulted from the termination of approximately 230 sales related employees comprising approximately 10% of the segment’s regional sales, cross-sale and sales support organizations. This restructuring plan was completed in the first quarter of 2007. Restructuring charges for the second and third quarter 2007 of the predecessor period resulted from the termination of approximately 140 employees within the First Data International segment. The terminations were associated with data center consolidation and global sourcing initiatives. Similar actions will occur in future periods and are expected to continue into 2009. The Company also reversed $0.7 million and $2.3 million in the predecessor periods from July 1, 2007 through September 24, 2007 and January 1, 2007 through September 24, 2007, respectively, of prior period restructuring accruals related to changes in estimates regarding severance costs from restructuring activities that occurred in 2005 through 2007.

Restructuring charges for the nine months ended September 30, 2006 were comprised of severance totaling $12.8 million and facility closures totaling $1.5 million. The restructuring charges were associated with the realigning of costs and operating structure, a Company initiative to reduce operating costs to the appropriate level in anticipation of the spin-off and certain business restructurings. During the nine months ended September 30, 2006, the Company also reversed $2.7 million of prior period restructuring accruals related to changes in estimates regarding severance costs from restructuring activities that occurred from 2003 through 2005.

The following table summarizes the Company’s utilization of restructuring accruals from January 1, 2007 through September 30, 2007 (in millions):

	Employee Severance	Facility Closure
Remaining accrual at January 1, 2007	$27.1	$1.6
Expense provision	10.2	—
Cash payments and other	(24.6)	(1.0)
Changes in estimates	(2.3)	—

Remaining accrual at September 30, 2007	$10.4	$0.6

Impairments

During the predecessor period from July 1, 2007 through September 24, 2007, the Company recorded a charge of $4.2 million related to the impairment of fixed assets and software associated with the Company’s government business within All Other and Corporate. The Company recorded minority interest benefit of $1.1 million associated with the impairment. During the first quarter 2007, the Company recorded a charge of $16.3 million related to the impairment of goodwill and intangible assets associated with the wind-down of the Company’s official check and money order business described in Note 1.

Litigation and regulatory settlements

In the predecessor period from July 1, 2007 through September 24, 2007, the Company recorded an additional benefit of $2.5 million related to the Visa settlement that was originally recorded in the three months ended September 30, 2006. In the second quarter 2007, the Company recorded a $5.0 million litigation accrual associated with a judgment against the Company pertaining to a vendor contract issue on a business included in All Other and Corporate.

During the three months ended September 30, 2006, the Company recorded a benefit of approximately $45 million due to a settlement with Visa over the processing of Visa payment card transactions in All Other and Corporate. During the second quarter of 2006, excess litigation accruals in the Commercial Services segment totaling $7.5 million were released. The Company recorded minority interest expense of $3.5 million associated with the release in the Commercial Services segment. The settlement and accrual release were partially offset by a first quarter 2006 settlement of $15.0 million associated with a patent infringement lawsuit against TeleCheck, clearing all past and future claims related to this litigation and a third quarter 2006 charge of $2.7 million related to the settlement of a claim within All Other and Corporate.

Investment Gains and Losses, net

During the predecessor period from January 1, 2007 through September 24, 2007, net investment losses totaling $2.6 million resulted from losses on the sale, valuation and impairment of certain strategic investments and losses that resulted from the recognition of a transition adjustment associated with the January 2001 adoption of Statement of Financial

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) related to the Company’s decision to wind-down the official check and money order business. Partially offsetting these losses were gains resulting from the sale of certain strategic investments. During the successor period from September 25, 2007 through September 30, 2007, the Company recorded total net investment losses of $21.7 million, of which approximately $19 million was due to decreases in the fair value of Sub’s forward starting, deal contingent interest rate swaps prior to the merger and prior to their designation as a hedge.

Net investment losses recorded for the three months ended September 30, 2006 included $153.0 million in investment losses associated with the mark-to-market of interest rate swaps utilized in the Company’s official check business that did not qualify for hedge accounting partially offset by $8.0 million in realized gains associated with these same interest rate swaps. Net investment gains recorded for the nine months ended September 30, 2006 included $24.7 million in investment gains associated with the mark-to-market of interest rate swaps as well as $9.0 million in realized gains associated with these same interest rate swaps. Also benefiting the nine months was a gain on the redemption of MasterCard stock.

Divestitures, net

Net divestiture gains recognized in the predecessor period from January 1, 2007 through September 24, 2007 resulted from the release of excess divestiture accruals due to the expiration of certain contingencies.

During the nine months ended September 30, 2006, the Company recognized gains on the sale of land, corporate aircraft and other assets.

Other

The majority of the benefit recorded during the nine months ended September 30, 2007, related to the release of escheatment accruals originally recorded in the fourth quarter 2005.

Debt repayment gain/(loss)

During the first quarter 2007, the Company recorded a net gain of $1.4 million related to the early repayment of long-term debt at a discount from the principal amount. After consummation of the merger, the Company repurchased a majority of the pre-merger debt and recognized a loss of $6.0 million in the successor period for the cost to execute the associated debt tender.

Note 4: Income Taxes

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

The total amount of unrecognized tax benefit at January 1, 2007, which is included in the “Accounts payable and other liabilities” line of the Consolidated Balance Sheets, was $303 million ($266 million net of federal benefit on state income taxes) including $21 million reclassified in the third quarter of 2007 that was not identified at January 1, 2007. Included in the balance of unrecognized tax benefits at January 1, 2007, as adjusted in the third quarter for the foregoing $21 million, were approximately $95 million of tax positions that, if recognized, would affect the effective tax rate. In September 2007, the statute of limitations expired for certain state and federal positions without adjustment, causing the Company’s unrecognized tax benefits to decrease by approximately $31 million, of which $1 million was recognized as a decrease to income tax expense and the remaining $30 million as a decrease to goodwill. The $31 million decrease was comprised of $4 million of federal and $27 million of state tax positions. The Company increased unrecognized tax benefits in the third quarter for uncertainty regarding a federal tax receivable in the amount of $8 million.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

As of September 30, 2007, the Company anticipates that it is reasonably possible that its liability for unrecognized state tax benefits may significantly decrease within the next twelve months related to the expiration of the statutes of limitations for certain states. If the statutes of limitations do expire for these states during the next twelve months without adjustment, this would result in the Company’s unrecognized state tax benefits decreasing by approximately $8 million, of which $4 million would be recognized as a decrease to income tax expense and the remaining $4 million as a decrease to goodwill.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s tax positions will significantly increase or decrease within the next twelve months. These changes may be the result of the Company’s ongoing audits or the settlement of outstanding issues. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

The Company recognizes interest related to unrecognized tax benefits and penalties in the “Income taxes” line item of the Consolidated Statements of Income. The Company had approximately $45 million of interest and penalties accrued at January 1, 2007 which are not included in the opening balance of $303 million of unrecognized tax benefits. Accrued interest and penalties are included in the “Accounts payable and other liabilities” line of the Consolidated Balance Sheets.

The Company or one or more of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. As of January 1, 2007, the Company is no longer subject to income tax examination by the U.S. federal tax jurisdiction for years before 2002. State and local examinations are substantially complete through 1998.

Prior to the spin-off transaction, Western Union was part of the FDC consolidated, unitary and combined income tax returns (“combined tax returns”) through September 29, 2006. As contemplated in certain agreements associated with the spin-off transaction, the Company is indemnified by Western Union for certain taxes attributable to operations of Western Union with respect to periods before the spin-off date of September 29, 2006. Although the Company is indemnified by Western Union, the Company remains the primary obligor to the tax authorities with respect to such combined tax return liabilities related to Western Union. Accordingly, as of September 30, 2007, FDC had approximately $121 million of uncertain income tax liabilities, including interest and penalties, recorded related to Western Union operations with a corresponding receivable from Western Union, included in the “Accounts receivable” line of the Consolidated Balance Sheet, to reflect the indemnification for such liabilities. The Western Union contingent liability is in addition to the FDC liability for unrecognized tax benefits discussed above.

Note 5: Acquisitions

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

In August 2007, the Company acquired POLCARD SA (“POLCARD”), a merchant acquirer and card issuer processor in Poland. POLCARD will be reported as part of the First Data International segment.

The aggregate cash paid during the nine months ended September 30, 2007, net of cash acquired, for the acquisitions was approximately $690 million. The aggregate preliminary purchase price allocation for these acquisitions resulted in $294 million in identifiable intangible assets, which are being amortized over five to ten years, trade names of $1 million that are

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

being amortized over three years, and goodwill of $368 million. The Company anticipates that the preliminary purchase price allocation noted above, when considered as part of the merger purchase price allocation as described in Note 2 above, will remain approximately the same.

The pro forma impact of all 2007 acquisitions on net income was not material.

In October 2007, the Company acquired Deecal International, a specialist software solutions provider for commercial payments in Dublin. Deecal International will be reported as part of the First Data International segment.

In October 2007, the Company purchased the interests in its First Data Government Solutions subsidiary owned by minority interest holders.

In November 2007, the Company acquired Check Forte Processamento de Dados Ltda. (“Check Forte”), a payment transaction processing company in Brazil. Check Forte will be reported as part of the First Data International segment.

Note 6: Investments in Affiliates

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

At September 30, 2007, there were nine affiliates accounted for under the equity method of accounting, comprised of five merchant alliances and four strategic investments in companies in related markets. The majority of the equity earnings relate to the Chase Paymentech alliance. The Company’s co-owner of the Chase Paymentech alliance has the right to terminate the alliance because control of the Company changed on September 24, 2007. The Company is in discussions with its Chase Paymentech co-owner as to the future structure of their relationship.

A summary of financial information for the merchant alliances and other affiliates accounted for under the equity method of accounting is as follows:

(in millions)	September 30, 2007	December 31, 2006
Total Assets	$8,010.6	$7,006.8
Total Liabilities	$6,847.3	$5,994.3

	Successor	Predecessor
(in millions)	Period from September 25, 2007 through September 30, 2007	Period from July 1, 2007 through September 24, 2007	Three months ended September 30, 2006
Net operating revenues	$26.9	$397.3	$377.8
Operating expenses	15.0	220.3	208.8

Operating income	$11.9	$177.0	$169.0

Net income	$11.4	$172.2	$160.6

FDC equity earnings	$3.3	$75.3	$77.0

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Successor	Predecessor
(in millions)	Period from September 25, 2007 through September 30, 2007	Period from January 1, 2007 through September 24, 2007	Nine months ended September 30, 2006
Net operating revenues	$26.9	$1,193.8	$1,073.0
Operating expenses	15.0	667.5	632.9

Operating income	$11.9	$526.3	$440.1

Net income	$11.4	$506.1	$419.6
FDC equity earnings	$3.3	$223.0	$207.9

The primary components of assets and liabilities are settlement-related accounts as described in Note 6 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The formation of a merchant joint venture alliance accounted for under the equity method of accounting generally involves each of the Company and/or a financial institution contributing merchant contracts to the alliance and a cash payment from one owner to the other to achieve the desired ownership percentage. The asset amounts reflected above are owned by the alliances and other equity method investees and do not include any of such payments made by the Company. As discussed in Note 2, a portion of the preliminary purchase price related to the merger was allocated to the Company’s investments in unconsolidated joint ventures. The amount by which the total of the Company’s investments in its joint ventures exceeded its proportionate share of the joint ventures’ net assets totaled $4,146.9 million and $538.5 million at September 30, 2007 and December 31, 2006, respectively. The non-goodwill portion of this amount is considered an identifiable intangible asset that is amortized accordingly.

Note 7: Borrowings

Borrowings consisted of the following at September 30, 2007 and December 31, 2006:

(in millions)	Successor	Predecessor
	September 30, 2007	December 31, 2006
Short-Term Borrowings:
Capital lease obligations	$49.4	$46.6
Other short-term debt	72.1	89.9
Senior secured revolving credit facility	200.0	––
Senior secured term loan facility due 2014	127.5	––
3.375% Notes due 2008	68.0	499.5
Medium-term note	25.6	85.4
Long-Term Borrowings:
Medium-term note	13.6	40.4
3.90% Notes due 2009	15.3	102.7
4.50% Notes due 2010	21.4	158.7
5.625% Notes due 2011	41.5	156.6
4.70% Notes due 2013	19.0	478.8
4.85% Notes due 2014	6.7	375.1
4.95% Notes due 2015	11.0	399.7
Senior secured term loan facility due 2014	12,647.5	—
Senior unsecured cash-pay term loan facility due 2015	3,750.0	—
Senior unsecured PIK term loan facility due 2015(a)	2,750.0	—
Senior subordinated unsecured credit facility due 2016	2,500.0	—
Capital lease obligations	121.1	128.4
Other long-term borrowings	3.1	6.3
Adjustments to carrying value for mark-to-market of interest rate swaps	—	(51.9)

	$22,442.8	$2,516.2

(a)	Payment In-Kind (“PIK”)

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The Company had a $1.5 billion commercial paper program that was supported by a $1.5 billion revolving credit facility, both of which were terminated in conjunction with the merger.

The Company has lines of credit associated with First Data Deutschland which totaled approximately 160 million euro, or approximately $226 million, as of September 30, 2007. The Company had $71.8 million outstanding against these lines of credit as of September 30, 2007.

The Company also has lines of credit associated with Cashcard Australia, Ltd. (“Cashcard”) which are periodically used to fund ATM settlement activity. As of September 30, 2007, the lines of credit totaled approximately 162 million Australian dollars, or approximately $141 million. The Company did not have any borrowings outstanding against the lines of credit for Cashcard as of September 30, 2007.

The Company has two credit facilities associated with POLCARD which are periodically used to fund settlement activity. As of September 30, 2007, the facilities totaled approximately 65 million Polish zloty, or approximately $24 million. The Company did not have any borrowings outstanding against the facilities for POLCARD as of September 30, 2007.

Debt Repurchases

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

On September 24, 2007, in conjunction with the merger, the Company repurchased debt as follows:

(in millions)	Principal Amount Repurchased
Medium-term note due 2007	$59.8
Medium-term note due 2008	26.9
3.375% Notes due 2008	431.9
3.90% Notes due 2009	87.5
4.50% Notes due 2010	137.3
5.625% Notes due 2011	115.7
4.70% Notes due 2013	428.6
4.85% Notes due 2014	338.3
4.95% Notes due 2015	360.9

$1,986.9

In combination with the September debt repurchases, the Company terminated the interest rate swaps associated with these debt instruments. The Company incurred a fee of $6.0 million in connection with this debt repurchase.

Debt Issuances

The senior unsecured cash-pay term loan facility, senior unsecured PIK term loan facility and senior subordinated unsecured credit facility are discussed more fully below and represent bridge financing (the “bridge facilities”). The Company expects that it will issue note securities to replace these bridge facilities on or before one year from the transaction date. In October 2007, $2.2 billion of the senior unsecured cash-pay term loan facility was repaid upon issuance of 9.875% senior unsecured cash pay notes due 2015.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

On September 24, 2007, the Company entered into several new debt instruments in conjunction with the merger. Details of each instrument are described below. Fees totaling $578.0 million associated with the issuance of the new debt instruments were capitalized as deferred financing costs and were reported in the “Other assets” line of the Consolidated Balance Sheet. Approximately $112.5 million of these fees were incurred on the bridge facilities. The terms of the bridge facilities provide for the repayment of all or a diminishing portion of the fees, depending upon timing, if the bridge facilities are refinanced in less than a year. The Company will incur additional underwriting fees when the bridge facilities are refinanced. The deferred financing costs are being amortized over a weighted-average period of six years.

Senior Secured Revolving Credit Facility and Senior Secured Term Loan Facility

The Company entered into a $2.0 billion senior secured revolving credit facility with a term of six years. The Company drew $200.0 million against the senior secured revolving credit facility at the time of the merger. The Company also entered into a $13.0 billion senior secured term loan facility with a term of seven years. A portion of the senior term loan facility is available in the form of a delayed draw term loan facility in an amount approximately equal to existing notes remaining outstanding after the tender offers described above were completed. The delayed draw term loan facility may be drawn as the remaining notes are repaid. As of September 30, 2007 the Company had $12.8 billion outstanding against the senior secured term loan facility, $1.0 billion of which was denominated in euros (709.2 million euro).

Interest is payable at a rate equal to, at the Company’s option, either (a) LIBOR for deposits in the applicable currency plus an applicable margin or (b) the higher of (1) the prime rate of Credit Suisse and (2) the federal funds effective rate plus 0.50%, plus an applicable margin. The Company, however, made an irrevocable election to pay interest for the senior secured term loan facility solely under option (a). In combination with the debt issuance, the Company designated as accounting hedges two five-year interest rate swaps related to the senior secured term loan facility with notional amounts of $2.0 billion and $1.0 billion to receive interest at variable rates equal to LIBOR and pay interest at fixed rates of 4.978% and 5.2475%, respectively. In October 2007, the Company entered into interest rate swaps with an additional $3.0 billion of notional value.

The interest rate margin noted above may be reduced subject to the Company attaining certain leverage ratios. In addition to paying interest on the outstanding principal amounts, the Company is required to pay commitment fees for the unutilized commitments. The initial commitment fee rates are 0.50% per year for the senior secured revolving credit facility and 0.75% per year on the delayed draw portion of the senior secured term loan facility. The commitment fee rate related to the senior secured revolving credit facility may be reduced subject to the Company reducing its leverage to specified ratios.

The Company will be required to pay equal quarterly installments in aggregate annual amounts equal to 1% of the original funded principal amount of the senior secured term loan facility, with the balance being payable on the final maturity date. Principal amounts outstanding under the senior secured revolving credit facility are due and payable in full at maturity.

The senior secured credit facilities contain certain mandatory prepayment requirements, such as excess cash flow in certain circumstances, and certain prepayment penalties related to the senior secured term loan facility. Voluntary prepayments are allowed under certain circumstances. The Company may prepay outstanding loans under the senior secured revolving credit facility at any time.

All obligations under the senior secured revolving credit facility and senior secured term loan facility are unconditionally guaranteed by substantially all existing and future, direct and indirect, wholly owned, material domestic subsidiaries of the Company other than Integrated Payment Systems, Inc. The senior secured facilities contain a number of covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, create liens, enter into sale and leaseback transactions, engage in mergers or consolidations, sell or transfer assets, pay dividends and distributions or repurchase the Company’s capital stock, make investments, loans or advances, prepay certain indebtedness, make certain acquisitions, engage in certain transactions with affiliates, amend material agreements governing certain indebtedness and change its lines of business. The senior secured facilities also require the Company to maintain a maximum senior secured leverage ratio and contain certain customary affirmative covenants and events of default, including a change of control beginning at the one year anniversary of debt issuance. The Company is in compliance with all applicable covenants as of September 30, 2007.

Senior Unsecured Cash-pay Term Loan Facility and Senior Unsecured PIK Term Loan Facility

The Company entered into a $3.8 billion senior unsecured cash-pay term loan facility and a $2.8 billion senior unsecured PIK term loan facility with terms of one year with a seven year option discussed below (“senior unsecured credit facilities”). Interest for the first six-month period is payable at a rate equal to LIBOR plus 3.5% for the cash-pay term loan facility and LIBOR plus 4.5% for the PIK term loan facility (“initial rates”). Interest for the three-month period commencing after the initial six-month period is payable at the

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

initial rates plus 0.50%. Thereafter, subject to certain caps, the interest rates will be increased by 0.50% at the beginning of each three-month period subsequent to the initial nine-month period, for so long as the loans are outstanding. For so long as the Company is not in default, the maximum interest rates the Company may pay related to these facilities are 9.875% for the senior unsecured cash-pay term loan facility and 10.55% for the senior unsecured PIK term loan facility. The increase in interest rates is related to these facilities being bridge facilities and, as discussed above, the Company expects to refinance the borrowings under the bridge facilities. As noted above and in October 2007, $2.2 billion of the senior unsecured cash-pay term loan facility was repaid upon issuance of 9.875% senior unsecured cash pay notes due 2015.

Interest on the senior unsecured PIK term loan up to and including September 30, 2011 will be paid entirely by increasing the principal amount of the outstanding loan or by issuing senior unsecured PIK debt. Beginning October 1, 2011, such interest will be payable in cash.

If any borrowings under the senior unsecured credit facilities remain outstanding on the one-year anniversary (the “initial maturity date”) of the closing of the senior unsecured credit facilities, the lenders will have the option to exchange the initial loans for senior cash-pay notes or senior PIK notes with a term of seven years.

The senior unsecured credit facilities contain certain mandatory redemption requirements, such as “excess cash flow,” in certain circumstances. Voluntary repayments are allowed and are subject to certain costs.

All obligations under the senior unsecured credit facilities will be jointly and severally guaranteed on a senior basis by each of the Company’s domestic subsidiaries that guarantee obligations under the Company’s senior secured credit facilities described above. The senior unsecured credit facilities contain a number of covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, create liens, engage in mergers or consolidations, sell or transfer assets and subsidiary stock, pay dividends and distributions or repurchase its capital stock, make certain investments, loans or advances, prepay certain indebtedness, enter into agreements that restrict the payment of dividends by subsidiaries or the repayment of intercompany loans and advances and engage in certain transactions with affiliates. In addition, the senior unsecured credit facilities impose certain requirements as to future subsidiary guarantors and contain certain customary affirmative covenants consistent with those in the senior secured credit facilities described above, to the extent applicable, and certain customary events of default. The Company is in compliance with all applicable covenants as of September 30, 2007.

Senior Subordinated Unsecured Credit Facility

The Company entered into a senior subordinated unsecured credit facility providing senior subordinated unsecured financing of $2.5 billion consisting of a $2.5 billion senior subordinated unsecured term loan facility with a term of one year with a seven and a half year option discussed below. Interest for the first six-month period is payable at a rate equal to LIBOR plus 4.75% (“initial rate”). Interest for the three-month period commencing after the initial six-month period is payable at the initial rate plus 0.50%. Thereafter, subject to certain caps, the interest rate will be increased by 0.50% at the beginning of each three-month period subsequent to the initial nine-month period for so long as the senior subordinated loan is outstanding. For so long as the Company is not in default, the maximum interest rates the Company may pay related to this facility is 11.250%. The increase in interest rates is related to this facility being a bridge facility and, as discussed above, the Company expects to refinance the borrowings under the bridge facility.

If any borrowings under the senior subordinated unsecured credit facility remain outstanding on the one-year anniversary of the closing of the senior subordinated unsecured credit facility, the lenders will have the option to exchange the initial subordinated loan for senior subordinated notes with a term of seven and a half years that the Company will issue under a senior subordinated indenture.

The senior subordinated unsecured credit facility contains certain mandatory redemption requirements. Voluntary repayments are allowed and are subject to certain costs.

All obligations under the senior subordinated unsecured credit facility will be jointly and severally guaranteed on a senior subordinated basis by each of the Company’s domestic subsidiaries that guarantee obligations under the Company’s senior secured credit facilities described above. The senior subordinated unsecured credit facility contains a number of covenants similar to those described for the senior unsecured credit facilities noted above. The Company is in compliance with all applicable covenants as of September 30, 2007.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Maturities

Aggregate annual maturities of long-term debt are $57.6 million in 2008, $171.8 million in 2009, $155.2 million in 2010, $169.1 million in 2011, $126.6 million in 2012 and $21,219.9 million in all periods thereafter.

Note 8: Comprehensive Income

The components of comprehensive income (loss) are as follows (in millions):

	Successor	Predecessor
	Period from September 25 through September 30,	Period from July 1 through September 24,	Three months ended September 30,
	2007	2007	2006
Net income (loss)	$(28.7)	$56.7	$342.2
Foreign currency translation adjustment	—	55.0	37.5
Unrealized gain (loss) on hedging activities	(6.1)	(0.3)	0.5
Unrealized gain on securities	0.3	0.2	109.1
Spin-off of Western Union (a)	—	—	58.8

Total comprehensive income (loss)	$(34.5)	$111.6	$548.1

	Successor	Predecessor
	Period from September 25 through September 30,	Period from January 1 through September 24,	Nine months ended September 30,
	2007	2007	2006
Net income (loss)	$(28.7)	$460.8	$1,234.9
Foreign currency translation adjustment	—	123.1	87.4
Unrealized gain (loss) on hedging activities	(6.1)	0.4	1.4
Unrealized gain (loss) on securities	0.3	(18.2)	66.7
Spin-off of Western Union (a)	—	—	62.2

Total comprehensive income (loss)	$(34.5)	$566.1	$1,452.6

(a)	Amount shown for Western Union for 2006 represents the change in other comprehensive income for that period.

The repositioning of the IPS investment portfolio discussed in Note 1 resulted in the Company recognizing a net pretax loss from the sale of investments of $1.3 million for the successor period from September 25, 2007 through September 30, 2007, a net pretax loss of $10.4 million for the predecessor period from July 1, 2007 through September 24, 2007 and a net pretax gain of $4.4 million for the predecessor period from January 1, 2007 through September 24, 2007, net of the impact of terminating any associated interest rate swaps, which were recognized in the “Investment income” line of the Consolidated Statements of Income. Net gains and losses on other securities realized during the three and nine months ended September 30, 2007 and 2006 were immaterial.

Note 9: Segment Information

For a detailed discussion of the Company’s principles regarding its operating segments refer to Note 17 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The following table presents the Company’s operating segment results for the successor period from September 25, 2007 through September 30, 2007, the predecessor period from July 1, 2007 through September 24, 2007, the predecessor period from January 1, 2007 through September 24, 2007 and the predecessor periods for the three and nine months ended September 30, 2006:

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Successor
Period from September 25, 2007 through September 30, 2007 (in millions)	First Data Commercial Services	First Data Financial Institution Services	First Data International	Integrated Payment Systems	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$47.0	$20.5	$23.8	$1.0	$5.1	$97.4
Investment income, net	0.8	—	0.3	1.8	—	2.9
Product sales and other	6.1	0.5	4.6	—	0.7	11.9
Reimbursable debit network fees, postage and other	16.8	10.9	0.6	0.1	0.1	28.5
Equity earnings in affiliates (a)	4.9	—	0.3	—	0.1	5.3
Interest income	0.1	—	0.3	—	3.2	3.6

Total segment reporting revenues	$75.7	$31.9	$29.9	$2.9	$9.2	$149.6

Internal revenue and pretax equivalency	$0.4	$0.6	$0.1	$4.0	$0.3	$5.4
External revenue	75.3	31.3	29.8	(1.1)	8.9	144.2
Depreciation and amortization	11.3	6.2	4.1	—	1.2	22.8
Operating profit (loss)	11.2	2.1	3.1	1.3	(1.4)	16.3
Investment and debt repayment losses	(0.4)	—	(0.3)	(0.5)	(26.5)	(27.7)

Predecessor
Period from July 1, 2007 through September 24, 2007 (in millions)	First Data Commercial Services	First Data Financial Institution Services	First Data International	Integrated Payment Systems	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$661.5	$288.7	$301.7	$14.1	$74.8	$1,340.8
Investment income, net	12.6	—	4.7	8.4	—	25.7
Product sales and other	99.4	18.5	68.2	0.1	42.7	228.9
Reimbursable debit network fees, postage and other	244.2	163.0	8.2	1.6	1.1	418.1
Equity earnings in affiliates (a)	74.9	—	7.6	—	1.0	83.5
Interest income	1.2	—	4.9	0.2	3.6	9.9

Total segment reporting revenues	$1,093.8	$470.2	$395.3	$24.4	$123.2	$2,106.9

Internal revenue and pretax equivalency	$6.0	$8.4	$1.2	$56.8	$5.2	$77.6
External revenue	1,087.8	461.8	394.1	(32.4)	118.0	2,029.3
Depreciation and amortization	72.0	37.2	53.3	1.0	11.7	175.2
Operating profit (loss)	293.7	85.4	35.4	(0.5)	(245.1)	168.9
Restructuring, impairments, litigation and regulatory settlements, and investment gains and (losses)	(0.2)	—	(0.7)	—	(2.0)	(2.9)

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Predecessor
Three months ended September 30, 2006 (in millions)	First Data Commercial Services	First Data Financial Institution Services	First Data International	Integrated Payment Systems	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$656.3	$297.2	$262.5	$16.9	$88.2	$1,321.1
Investment income, net	14.0	—	2.3	8.7	—	25.0
Product sales and other	100.0	9.9	48.6	0.3	12.4	171.2
Reimbursable debit network fees, postage and other	209.2	148.1	7.2	0.1	1.9	366.5
Equity earnings in affiliates (a)	76.6	—	8.0	—	—	84.6
Interest income	0.5	—	3.3	0.2	9.8	13.8

Total segment reporting revenues	$1,056.6	$455.2	$331.9	$26.2	$112.3	$1,982.2

Internal revenue and pretax equivalency	$7.0	$12.1	$0.5	$65.2	$11.8	$96.6
External revenue	1,049.6	443.1	331.4	(39.0)	100.5	1,885.6
Depreciation and amortization	77.2	38.8	45.2	4.0	11.7	176.9
Operating profit (loss)	294.1	96.3	32.1	(1.5)	(36.0)	385.0
Restructuring, impairments, litigation and regulatory settlements and investment gains and (losses)	(3.8)	(3.1)	(5.5)	(144.8)	41.4	(115.8)

Predecessor
Period from January 1, 2007 through September 24, 2007 (in millions)	First Data Commercial Services	First Data Financial Institution Services	First Data International	Integrated Payment Systems	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$1,968.4	$894.5	$883.7	$44.0	$244.4	$4,035.0
Investment income, net	40.4	—	12.2	57.2	—	109.8
Product sales and other	290.6	48.1	203.4	0.5	73.9	616.5
Reimbursable debit network fees, postage and other	732.6	499.5	25.6	4.6	3.3	1,265.6
Equity earnings in affiliates (a)	220.8	—	24.8	—	3.0	248.6
Interest income	2.7	0.1	14.9	0.6	12.5	30.8

Total segment reporting revenues	$3,255.5	$1,442.2	$1,164.6	$106.9	$337.1	$6,306.3

Internal revenue and pretax equivalency	$17.5	$27.6	$3.5	$183.2	$22.2	$254.0
External revenue	3,238.0	1,414.6	1,161.1	(76.3)	314.9	6,052.3
Depreciation and amortization	229.1	115.8	156.4	4.2	34.7	540.2
Operating profit (loss)	816.2	280.8	111.1	24.2	(345.5)	886.8
Restructuring, impairments, litigation and regulatory settlements, other, investment gains and (losses), debt repayment gain and (loss)	(0.9)	0.1	(7.0)	(15.2)	(1.5)	(24.5)

Predecessor
Nine months ended September 30, 2006 (in millions)	First Data Commercial Services	First Data Financial Institution Services	First Data International	Integrated Payment Systems	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$1,878.8	$882.7	$702.7	$50.1	$261.5	$3,775.8
Investment income, net	38.3	—	8.1	40.4	—	86.8
Product sales and other	295.9	19.5	136.3	0.4	57.3	509.4
Reimbursable debit network fees, postage and other	599.2	449.8	18.2	0.2	3.2	1,070.6
Equity earnings in affiliates (a)	208.4	—	21.6	—	—	230.0
Interest income	0.7	—	7.9	0.2	15.0	23.8

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Nine months ended September 30, 2006 (in millions)	First Data Commercial Services	First Data Financial Institution Services	First Data International	Integrated Payment Systems	All Other and Corporate	Totals
Total segment reporting revenues	$3,021.3	$1,352.0	$894.8	$91.3	$337.0	$5,696.4

Internal revenue and pretax equivalency	$19.9	$37.3	$2.8	$192.9	$35.7	$288.6
External revenue	3,001.4	1,314.7	892.0	(101.6)	301.3	5,407.8
Depreciation and amortization	231.1	115.0	130.2	11.6	34.3	522.2
Operating profit (loss)	786.0	275.1	94.8	5.2	(88.7)	1,072.4
Restructuring, impairments, litigation and regulatory settlements, other and investment gains and (losses)	(6.7)	(1.4)	1.7	33.7	42.1	69.4

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows (in millions):

	Successor	Predecessor
	Period from September 25 through September 30,	Period from July 1 through September 24,	Three months ended September 30,
(in millions)	2007	2007	2006
Revenues:
Total reported segments	$140.4	$1,983.7	$1,869.9
All other and corporate	9.2	123.2	112.3

Subtotal	149.6	2,106.9	1,982.2

Equity earnings in affiliates (a)	(5.3)	(83.5)	(84.6)
Interest income	(3.6)	(9.9)	(13.8)
Eliminations (b)	(5.4)	(77.6)	(96.6)

Consolidated	$135.3	$1,935.9	$1,787.2

(Loss)/income before income taxes, minority interest, equity earnings in affiliates and discontinued operations:
Total reported segments	$17.7	$414.0	$421.0
All other and corporate	(1.4)	(245.1)	(36.0)

Subtotal	16.3	168.9	385.0

Interest expense	(34.6)	(33.2)	(72.3)
Minority interest from segment operations (c)	2.5	37.5	35.1
Equity earnings in affiliates	(3.3)	(75.3)	(77.0)
Restructuring, net	—	—	(12.0)
Impairments	—	(4.3)	(1.9)
Litigation and regulatory settlements	—	2.5	42.3
Other	—	—	—
Investment gains and (losses)	(21.7)	(1.1)	(144.2)
Divestitures, net	—	2.6	1.4
Debt repayment loss	(6.0)	—	—
Eliminations (b)	(3.9)	(54.7)	(62.6)

Consolidated	$(50.7)	$42.9	$93.8

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Predecessor
	Period from January 1 through September 24,	Nine months ended September 30,
(in millions)	2007	2006
Revenues:
Total reported segments	$5,969.2	$5,359.4
All other and corporate	337.1	337.0

Subtotal	6,306.3	5,696.4

Equity earnings in affiliates (a)	(248.6)	(230.0)
Interest income	(30.8)	(23.8)
Eliminations (b)	(254.0)	(288.6)

Consolidated	$5,772.9	$5,154.0

Income before income taxes, minority interest, equity earnings in affiliates and discontinued operations:
Total reported segments	$1,232.3	$1,161.1
All other and corporate	(345.5)	(88.7)

Subtotal	886.8	1,072.4

Interest expense	(103.6)	(190.8)
Minority interest from segment operations (c)	107.3	101.2
Equity earnings in affiliates	(223.0)	(207.9)
Restructuring, net	(7.9)	(11.6)
Impairments	(20.6)	0.1
Litigation and regulatory settlements	(2.5)	34.8
Other	7.7	0.3
Investment gains and (losses)	(2.6)	45.8
Divestitures, net	6.1	8.0
Debt repayment gain	1.4	—
Eliminations (b)	(176.6)	(183.7)

Consolidated	$472.5	$668.6

(a)	Excludes equity losses that were recorded in expense and the amortization related to the excess of the investment balance over the Company’s proportionate share of the investee’s net book value.
(b)

Represents elimination of an adjustment to record Integrated Payment Systems segment investment income and its related operating profit on a pretax equivalent basis and elimination of intersegment revenue.

(c)	Excludes minority interest attributable to items excluded from segment operations as well as minority interest related to interest expense and income taxes.

Segment assets are as follows (in millions):

	Successor	Predecessor
	September 30, 2007	December 31, 2006
Assets:
First Data Commercial Services	$26,103.8	$13,235.7
First Data Financial Institution Services	5,804.4	2,385.9
First Data International	6,646.8	3,548.2
Integrated Payment Systems	12,754.0	14,422.9
All Other and Corporate	2,658.9	868.0

Consolidated	$53,967.9	$34,460.7

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 10: Commitments and Contingencies

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

In Brennan, on May 4, 2005, the Court ruled on Defendants’ Motion to Dismiss and Motion for Judgment on the Pleadings. The Court did not dismiss the complaint, except for a technical dismissal of the claims against First Data Corporation, Bank One Corporation and JPMorgan Chase. On May 25, 2005, the plaintiffs filed an amended complaint which clarified the basis for alleging that the holding companies, First Data Corporation, Bank One Corporation and JPMorgan Chase, were liable. On July 21, 2005, Concord filed a motion for summary judgment seeking to foreclose claims arising after February 1, 2001—the date that Concord acquired the STAR network. On August 22, 2005, the Court also consolidated all of the ATM interchange cases pending against the defendants in Brennan which will now be referred to collectively as the “ATM Fee Antitrust Litigation.” On September 14, 2006, a hearing on Concord’s Motion for Summary Judgment was held. On November 30, 2006, the Court issued an order that terminated the pending motion and requested

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

further discovery on the limited issue of procompetitive justifications for the fixed ATM interchange by March 1, 2007. A hearing was held on the plaintiff’s motion to compel on May 23, 2007, at which time the Court directed the defendants to file a motion for summary judgment. On June 25, 2007, the Court entered an order on the motion to compel. On August 3, 2007, the Company filed a motion for summary judgment seeking to dismiss plaintiffs’ per se claims, arguing that there are procompetitive justifications for the ATM interchange. The hearing on this motion is scheduled for February 28, 2008. The Company intends to vigorously defend the action and an estimate of possible losses, if any, cannot be made at this time.

Six purported class action lawsuits have been filed against the Company and its directors challenging the process by which the Company agreed to enter into the April 1, 2007 Agreement and Plan of Merger (the “Merger Agreement”) with New Omaha Holdings L.P., a Delaware limited partnership, and its wholly-owned subsidiary Omaha Acquisition Corporation, a Delaware corporation. New Omaha Holdings L.P. is controlled by an affiliate of KKR. These purported class action complaints generally allege the members of the Company’s Board of Directors breached their fiduciary duties of care and loyalty by entering into the Merger Agreement without regard to the fairness of the transaction to the Company’s shareholders or the maximization of shareholder value. The complaints also allege that the Company and/or KKR aided and abetted the directors’ breaches. The complaints generally seek class certification, an order enjoining consummation of the pending merger, rescinding the pending merger if it is consummated and setting it aside or awarding rescissory damages to members of the class, directing the defendants to exercise their fiduciary duties and account to the class members for unspecified damages, imposing a constructive trust in favor of the class for benefits improperly received by the defendants, and awarding costs and disbursements, including reasonable attorneys’ fees, experts’ fees and other costs, and relief the Court deems just and proper. On May 8, 2007, May 10, 2007 and June 14, 2007, the six cases were consolidated into two cases. On July 30, 2007, the parties to these two consolidated cases entered into a memorandum of understanding. Under the terms of the memorandum, the Company, the other named defendants, and plaintiffs have agreed to settle the consolidated actions subject to court approval. The Company and the other defendants deny the allegations in both consolidated actions, and deny having committed, or having aided and abetted, any violation of law or breach of duty. The memorandum provides for dismissal of the Colorado actions with prejudice upon approval of a stipulation of settlement by the Colorado court, to be followed by consensual dismissal with prejudice of the Delaware actions. Pursuant to the terms of the memorandum, the Company acknowledged that the consolidated actions resulted in a decision to provide additional information to shareholders in the definitive proxy statement concerning the pending merger, and agreed to pay certain attorneys’ fees, costs, and expenses incurred by plaintiffs. The Company does not make any admission that such supplemental disclosures are material. The memorandum will be null and void and of no force and effect if final court approval of the stipulation of settlement and dismissal of the Colorado and Delaware actions with prejudice does not occur for any reason. In addition, defendants have the right to withdraw from the settlement prior to the settlement hearing if an action released by the settlement is commenced prior to final court approval and not dismissed or stayed in light of the settlement. The Company believes the complaints are without merit and intends to vigorously defend them in the event a settlement is not finalized.

In May 2002, DataTreasury Corporation (“DataTreasury”) commenced action in the United States District Court for the Eastern District of Texas (the “Court”) against the Company and its wholly owned subsidiaries First Data Merchant Services Corporation, TeleCheck Services, Inc. d/b/a Telecheck International, Inc., and Microbilt Corporation (subsequently merged into TASQ Technology, Inc.), (collectively, the “First Data Defendants”), alleging infringement of United States Patent No. 5,910,988 (the “988 Patent”) and Patent No. 6,032,137 (the “137 Patent”). The complaint sought a declaration that the 988 Patent and the 137 Patent were valid and enforceable, injunctive relief, unidentified damages, pre-judgment interest, treble damages, costs of suit and attorneys’ fees. The 988 Patent and the 137 Patent generally relate to remote data acquisition, encryption, centralized processing and storage. DataTreasury voluntarily dismissed the action filed with the Court and refiled the complaint on November 7, 2002 in the United States District Court for the Northern District of Texas asserting that the First Data Defendants infringed the 988 Patent and the 137 Patent. The complaint seeks a declaration that the 988 Patent and the 137 Patent are valid and enforceable, injunctive relief, unidentified damages, prejudgment interest, treble damages, costs of suit and attorneys’ fees. On November 15, 2002, the First Data Defendants filed a motion which was granted that the case be transferred to the Court. On March 1, 2005, the Court ruled on claim construction. DataTreasury filed amended infringement contentions in September 2005. On November 5, 2005, the First Data Defendants filed ex parte requests for reexamination of the 988 Patent and the 137 Patent with the United States Patent and Trademark Office (the “USPTO”), which was granted. The First Data Defendants filed their final invalidity contentions in December 2005. The First Data Defendants filed a motion for summary judgment for patent invalidity on January 4, 2006. On September 12, 2005, DataTreasury filed a second complaint with the Court asserting that the Company’s wholly owned subsidiaries Remitco, LLC (“Remitco”) and Integrated Payment Systems Inc. infringed the 988 Patent and the 137 Patent. DataTreasury seeks a declaration that the 988 Patent and the 137 Patent are valid and enforceable, injunctive relief, unidentified damages, prejudgment interest, treble damages, costs of suit and attorneys’ fees. On November 21, 2006, the Court consolidated the

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

two cases. On July 24, 2007, counsel for the parties agreed among other procedural matters to abate the case until 60 days after the issuance of reexamination certificates by the USPTO for both the 988 Patent and the 137 Patent or 60 days after the Remitco document production is completed, at which time DataTreasury will serve amended infringement contentions. In accordance with the agreement of the counsel for the parties, the Court entered an order denying as moot the pending Joint Motion for Entry of a Docket Control Order and refrained from entering a new schedule. On October 3, 2007, the USPTO issued a Certificate of Reexamination on the 988 Patent. On October 16, 2007, the USPTO issued a Notice of Intent of Issue of a Reexamination Certificate for the 137 Patent. The Company intends to vigorously defend the action and an estimate of possible losses, if any, cannot be made at this time.

On February 24, 2006, DataTreasury filed a complaint with the United States District Court for the Eastern District of Texas, Marshall Division, naming more than 50 defendants, including the Company and its wholly owned subsidiaries Telecheck Services, Inc. and Remitco, for the infringement of Patent No. 5,930,778 (the “778 Patent”). The complaint seeks a declaration that the 778 Patent is valid and enforceable, injunctive relief, unidentified damages, prejudgment interest, treble damages, costs of suit and attorneys’ fees. The 778 patent generally relates to the clearing of financial instruments. On September 25, 2007, all defendants entered into a stipulation, which, pursuant to the court’s order, will result in a stay of the case pending the outcome of a pending re-examination of the 778 patent. The Company intends to vigorously defend the action and an estimate of possible losses, if any, cannot be made at this time.

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

Note 11: Employee Benefit Plans

The following table provides the components of net periodic benefit expense from continuing operations for the Company’s defined benefit pension plans:

	Successor	Predecessor
	Period from September 25 through September 30,	Period from July 1 through September 24,	Three months ended September 30,
(in millions)	2007	2007	2006
Service costs	$0.2	$2.6	$2.9
Interest costs	0.6	8.7	8.2
Expected return on plan assets	(0.6)	(8.9)	(8.4)
Amortization	—	2.0	2.3

Net periodic benefit expense from continuing operations	$0.2	$4.4	$5.0

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Successor	Predecessor
	Period from September 25 through September 30,	Period from January 1 through September 24,	Nine months ended September 30,
(in millions)	2007	2007	2006
Service costs	$0.2	$8.0	$8.5
Interest costs	0.6	26.9	24.1
Expected return on plan assets	(0.6)	(27.7)	(24.6)
Amortization	—	6.3	6.8

Net periodic benefit expense from continuing operations	$0.2	$13.5	$14.8

The Company estimates pension plan contributions for 2007 to be approximately $30.4 million. During the successor period from September 25, 2007 through September 30, 2007, $0.5 million was contributed to the United Kingdom plan. During the predecessor period from January 1, 2007 through September 24, 2007, $1.4 million was contributed to the U.S. plan and $21.4 million was contributed to the United Kingdom plan. No additional contributions are expected to the U.S. plan over the remainder of 2007.

Note 12: Stock-Based Compensation

Successor Equity Plans

In the fourth quarter 2007, the Company will establish stock incentive plans for certain management employees of FDC and its affiliates (“stock plans”). These stock plans will be at the Holdings level which owns 100% of FDC’s equity interests. The stock plans may take the form of stock options, restricted stock, stock appreciation rights and other stock-based awards. The expense associated with these plans will be recorded by FDC.

Predecessor Equity Plans

For a detailed description of the Company’s pre-merger stock compensation plans, refer to Note 15 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Total stock-based compensation expense recognized in the Consolidated Statements of Income resulting from stock options, non-vested restricted stock awards, non-vested restricted stock units as well as the employee stock purchase plan (“ESPP”) was $195.4 million for the predecessor period from July 1, 2007 through September 24, 2007, $247.4 million for the predecessor period from January 1, 2007 through September 24, 2007 and $14.5 million and $53.4 million for the three and nine months ended September 30, 2006, respectively. Included in the predecessor periods is $175.9 million of stock-based compensation expense incurred during the period from July 1, 2007 through September 24, 2007 due to the accelerated vesting of stock options, restricted stock awards and restricted stock units as the result of change in control provisions upon closing of the merger. Stock-based compensation expense is recognized in the “Cost of services” and “Selling, general and administrative” line items of the Consolidated Statements of Income.

As discussed in Note 2, vesting of FDC stock options, restricted stock awards and restricted stock units was accelerated upon closing of the merger. As a result, holders of stock options received cash equal to the intrinsic value of the awards based on a market price of $34.00 per share while holders of restricted stock awards and restricted stock units received $34.00 per share in cash, without interest and the associated options and restricted stock were cancelled. Vesting of Western Union options, restricted stock awards and restricted stock units held by FDC employees was also accelerated upon closing of the merger. The acceleration of the vesting period resulted in a corresponding acceleration of expense recognition associated with the above noted awards.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Stock Options and Employee Stock Purchase Plan Rights

The fair value of FDC stock options granted and ESPP rights for the respective periods in the tables below were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Stock Options [1]
	Three months ended September 30,	Nine months ended September 30,	Period from January 1 through September 24,
	2006	2006	2007
Risk-free interest rate	4.80%	4.62%	4.65%
Dividend yield	0.55%	0.58%	0.49%
Volatility	22.50%	23.48%	23.42%
Expected term (in years)	5	5	5
Fair value	$6	$7	$7

1	There were no stock options granted during the predecessor period from July 1 through September 24, 2007.

	ESPP [1]
	Three months ended September 30,	Nine months ended September 30,	Period from January 1 through September 24,
	2006	2006	2007
Risk-free interest rate	5.03%	4.85%	4.75%
Dividend yield	0.55%	0.56%	0.47%
Volatility	22.92%	22.96%	23.85%
Expected term (in years)	0.25	0.25	0.25
Fair value	$5	$5	$6

[1]	The ESPP was terminated as of June 30, 2007.

A summary of FDC stock option activity for the predecessor period from January 1 through September 24, 2007 is as follows (options in millions):

	2007
	Options	Weighted-Average Exercise Price
Outstanding at January 1	47.1	$21
Granted	7.0	$25
Exercised	(7.7)	$19
Cancelled / Forfeited*	(46.4)	$22

Outstanding at September 24	—

Restricted Stock Awards and Restricted Stock Units

A summary of FDC restricted stock award and restricted stock unit activity for the predecessor period from January 1 through September 24, 2007 is as follows (awards/units in millions):

	2007
	Awards/Units	Weighted-Average Grant-Date Fair Value
Non-vested at January 1	1.1	$24
Granted	3.7	$25
Vested	(0.4)	$27
Cancelled / Forfeited*	(4.4)	$25

Non-vested at September 24	—

*	As noted above, vesting of the stock options, restricted stock awards and restricted stock units was accelerated upon the closing of the merger and then cancelled with a right to receive cash.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 13: Nonderivative and Derivative Financial Instruments

Two events occurred during the year that caused a significant change in the use of derivatives. As discussed in Note 1, in February 2007, the Company announced its intent to gradually exit the official check and money order businesses. As of September 30, 2007, nearly all of the long-term instruments associated with these businesses were converted into more liquid instruments of shorter duration. In conjunction with the repositioning of the portfolio, the Company terminated a majority of the associated interest rate swaps that qualified as fair value hedges of the investments. At September 30, 2007, the Company had $629.9 million of notional amount of interest rate swaps remaining related to the portfolio. These swaps were terminated in October 2007 upon the sale of the related investments.

As noted in Note 2 and on September 24, 2007, the Company was acquired through a merger by an entity controlled by an affiliate of KKR. As a result of the merger on September 24, 2007, the Company repurchased a majority of its outstanding debt through a tender offer. The interest rate swaps associated with this debt were terminated at the time the debt was repurchased. Certain mirror swaps that were entered into at the time of the debt repurchases in 2006 remain outstanding. On September 24, 2007, the Company issued approximately $22 billion of variable rate debt (though interest rates on $9 billion of the debt are subject to certain caps) and swapped $3.0 billion of this variable rate debt to fixed rates. An additional $3.0 billion of this variable rate debt was swapped to fixed rates in October 2007. Of the $22 billion in debt, approximately $1 billion is euro denominated. The Company anticipates refinancing approximately $9 billion of the variable rate debt with fixed rate debt in subsequent periods. In October 2007, the Company repaid $2.2 billion of this variable rate debt and issued $2.2 billion of fixed rate debt.

As of September 30, 2007, the Company uses derivative instruments to mitigate (i) cash flow risks with respect to changes in interest rates (forecasted interest payments on variable rate debt), foreign currency rates (forecasted transactions denominated in foreign currency) and market price risk related to an equity security, (ii) fair value risk related to changes in interest rates (long-term investments), and (iii) to protect the initial net investment in certain foreign subsidiaries and/or affiliates with respect to changes in foreign currency rates. Not all of these derivatives qualified for hedge accounting as discussed in more detail below.

DERIVATIVES NOT QUALIFYING FOR HEDGE ACCOUNTING

At the time of the merger all previous hedge accounting designations were nullified because of the merger. The Company redesignated certain of the previous derivatives in the same hedging relationships to continue to qualify for hedge accounting. The remaining derivative instruments continue to function as economic hedges but were not designated to qualify for hedge accounting. At September 30, 2007, those derivative instruments not designated as accounting hedges include foreign currency forward contracts to hedge forecasted foreign currency sales, a cross-currency swap contract to hedge foreign currency exposure from an intercompany loan, a costless collar to hedge the anticipated cash flows from the future sale of an equity security, and several interest rate swaps associated with the remaining long-term investments held by the official check business discussed above. These forwards and swaps on an individual and aggregate basis are immaterial to the financial statements. The periodic change in the mark-to-market of the derivative instruments not designated as accounting hedges is recorded immediately in the income statement.

In the third quarter 2007, prior to the consummation of the merger, Sub entered into two forward starting, deal contingent interest rate swaps. Such swaps did not qualify for hedge accounting until consummation of the merger as discussed below in “Cash Flow Hedges”. From the date the swaps were entered into until designated as hedges on September 24, 2007, the swaps were marked-to-market which resulted in a charge of approximately $19 million. This amount was recorded as a successor transaction in “Investment gains and losses” in the Consolidated Statements of Income.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

DERIVATIVES THAT QUALIFY FOR HEDGE ACCOUNTING

Hedge of a Net Investment in a Foreign Operation

Two cross currency swaps that were designated as net investment hedges prior to the merger were redesignated at the merger date as hedges of net investments in foreign operations. Since the existing derivative instruments were not at zero fair value at the time of redesignation, the redesignated hedging relationship will result in some ineffectiveness which will be recognized immediately in the income statement. The effective portion of the change in fair value of the cross currency swaps is recognized in the Consolidated Statements of Stockholders’ Equity. As of September 30, 2007, the aggregate notional amount of the Australian dollar cross currency swap was 115.0 million Australian dollars and the euro cross currency swap was 7.2 million euros. As of September 30, 2007, the net gains and/or losses the Company realized in other comprehensive income (“OCI”) in the successor period in the Consolidated Statements of Stockholders’ Equity associated with the net investment hedges was immaterial.

Cash Flow Hedges

In the third quarter 2007, prior to the consummation of the merger, Sub entered into two forward starting, deal contingent interest rate swaps. At the merger date such interest rate swaps were designated as cash flow hedges of the variability in the interest payments on a specified $3.0 billion portion of the approximate $12.8 billion variable rate senior secured term loan due to changes in the LIBOR interest rate (the benchmark interest rate). Since these swaps were entered into prior to the date of their designation and they were not at zero fair value on that date, the hedging relationships will result in some ineffectiveness. The effective portion of changes in fair value of these hedges is recorded temporarily in the Consolidated Statements of Stockholders’ Equity as a component of OCI and then recognized in the Consolidated Statements of Income in the same period or periods during which the payment of variable interest associated with the floating rate debt is recorded in earnings. Any ineffective portions of changes in fair value are recognized in the Consolidated Statements of Income, in “Investment gains and losses”, during the period of change. The amount of ineffectiveness recognized in earnings during the successor period from September 25, 2007 to September 30, 2007 related to these cash flow hedges was immaterial. The amount of losses in OCI related to the hedged transactions that is expected to be reclassified into the Consolidated Statements of Income during the 12 months ending September 30, 2008 is immaterial.

Fair Value Hedges

As noted above in Note 2 and in connection with the merger, the Company terminated the interest rate swaps associated with its debt in connection with the repurchase of the underlying debt. Additionally, the Company either terminated the interest rate swaps associated with the long-term investment portfolio of the official check and money order businesses prior to the merger or did not redesignate the hedge accounting relationships at the merger date for any interest rate swaps that have not yet been terminated. Subsequent to the September 24, 2007 merger, the Company has no outstanding fair value hedges that qualified for hedge accounting.

Fair value of financial instruments

The table below provides the carrying amount of certain nonderivative financial instruments and derivative financial instruments. The carrying value of these instruments approximates the fair value since these instruments were either marked-to-market or entered into at, or near, September 30, 2007.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

September 30, 2007 (in millions)	Carrying Value
Nonderivative financial instruments:
Long-term investment securities	$848.8
Long-term debt	21,900.2
Derivative financial instruments:
Interest rate swaps related to certain long-term investment securities, net	(4.9)
Interest rate swaps related to variable rate debt	(30.4)
Foreign currency forward contracts	(2.5)
Foreign currency swaps related to net investments in foreign entities	(15.7)
Other foreign currency swaps	(2.2)
Costless collars related to investment in certain equity securities	(1.1)

Note 14: Related Parties

The discussion of the merchant alliances remains unchanged from that presented in Note 12 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The investments held by the Company in investment funds managed by a member of its Board of Directors prior to the merger is no longer a related party transaction since subsequent to the merger this individual is not affiliated with FDC. Subsequent to the merger, certain members of the Company’s Board of Directors are affiliated with KKR.

In connection with the consummation of the merger, First Data entered into a management agreement with affiliates of KKR pursuant to which such entities or their affiliates will provide management services to the Company. Pursuant to such agreement, the Company will pay an aggregate annual management fee of $20 million, which amount is expected to increase annually by 5% beginning in 2008, and will reimburse out-of-pocket expenses incurred in connection with the provision of services pursuant to the agreement. In addition and pursuant to such agreement, the Company paid aggregate transaction fees of approximately $260 million in connection with services provided by such entities in connection with the merger. The agreement also provides that the Company will pay fees in connection with certain subsequent financing, acquisition, disposition and change of control transactions as well as a termination fee based on the net present value of future payment obligations under the management agreement in the event of an initial public offering or under certain other circumstances. The agreement also includes customary exculpation and indemnification provisions in favor of KKR and its affiliates.

Note 15: Discontinued Operations

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

Losses from discontinued operations for the predecessor periods from July 1, 2007 through September 24, 2007 and from January 1, 2007 through September 24, 2007 relate to certain tax account true-ups and discrete tax items related to Western Union.

During the first quarter of 2006, an adjustment to the NYCE sales price was finalized resulting in an additional charge of $1.6 million, which was presented in discontinued operations, and was $1.0 million net of taxes.

Discontinued operations for the three and nine months ended September 30, 2006 includes, in addition to results of operations, non-recurring separation costs of $35.7 million and $46.5 million, respectively, related to the spin-off of Western

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Union, which consist principally of investment banker fees, external legal and accounting fees to affect the spin-off, costs to separate information systems and consulting costs incurred to assist in managing the spin-off. Furthermore, discontinued operations include interest expense of $9.9 million and $32.7 million for the three and nine months ended September 30, 2006, respectively, allocated based upon a percentage of net assets in accordance with EITF No. 87-24 “Allocation of Interest to Discontinued Operations.” Also, certain corporate expenses were allocated to discontinued operations in accordance with EITF 87-24 but were limited to specifically identified costs and other costs, such as corporate shared services, which support segment operations. These costs represent those that have historically been allocated to and recorded by the Company’s operating segments as an expense with the exception of the addition of certain share-based compensation expenses and pension benefit not previously allocated.

The following table presents the summarized results of discontinued operations for the three and nine months ended September 30, 2006 (in millions):

	Three months ended September 30, 2006	Nine months ended September 30, 2006

Revenue	$1,141.4	$3,345.4
Expenses	831.0	2,376.2

Operating profit	310.4	969.2
Other income (expense)	23.8	(15.1)

Income before income taxes, minority interest and equity earnings in affiliates	334.2	954.1
Income taxes	125.9	334.3
Minority interest, net of tax	(0.6)	(2.0)
Equity earnings in affiliates	3.2	9.4

Income from discontinued operations	$210.9	$627.2

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ITEM 2.	Overview

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

Merger

On April 1, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with New Omaha Holdings L.P., a Delaware limited partnership (“Parent”), and Omaha Acquisition Corporation, a Delaware corporation and a subsidiary of Parent (“Sub”). Parent is controlled by affiliates of Kohlberg Kravis Roberts & Co. (“KKR”). On September 24, 2007, under the terms of the Merger Agreement, Sub merged with and into the Company (“the merger”) with the Company continuing as the surviving corporation and a subsidiary of New Omaha Holdings Corporation (“Holdings”), a Delaware corporation and a subsidiary of Parent.

As of the effective time of the merger, each issued and outstanding share of common stock of the Company was cancelled and converted into the right to receive $34.00 in cash, without interest (other than shares owned by Parent, Sub or Holdings, which were cancelled and given no consideration). Additionally, vesting of FDC stock options, restricted stock awards and restricted stock units was accelerated upon closing of the merger. As a result, holders of stock options received cash equal to the intrinsic value of the awards based on a market price of $34.00 per share while holders of restricted stock awards and restricted stock units received $34.00 per share in cash, without interest. Vesting of Western Union options, restricted stock awards and restricted stock units held by FDC employees was also accelerated upon closing of the merger.

Immediately following consummation of the merger, Michael D. Capellas was appointed as Chief Executive Officer (“CEO”) of the Company. Capellas succeeds Henry C. “Ric” Duques who announced his intention to retire within two years when he returned as Chairman and CEO in late 2005.

The merger was financed by a combination of the following: borrowings under the Company’s new senior secured credit facilities, new senior unsecured interim loan agreement and new senior subordinated interim loan agreement, and the equity investment of Holdings. See the Company’s Consolidated Financial Statements in this quarterly report on Form 10-Q Note 2 for detailed discussion of purchase price and transaction costs, and Note 7 for a detailed discussion regarding the tender of previously existing debt as well as the debt issued in conjunction with the merger.

The Company applied purchase accounting to the opening balance sheet and results of operations on September 25, 2007 as the merger occurred at the close of business on September 24, 2007. The purchase accounting adjustments had a material impact on the successor period presented due most significantly to the amortization of intangible assets and will have a material impact on future earnings. The Company’s purchase accounting is in its preliminary stages. The value assigned at September 30, 2007 to intangible assets is based on preliminary valuation data from a third party valuation firm and is expected to change. The valuation of fixed assets is expected to commence in the fourth quarter 2007. The Company is also in the process of working through other potential purchase accounting adjustments that may include the assessment of items such as deferred revenue, assumed liabilities, pre-existing debt value and items that may require fair value measurements.

The Company has implemented a “100 day plan” to provide strategic direction for the Company under new leadership. The plan includes generating organic growth through improved sales effectiveness, accelerating new product innovations and continued targeted international expansion. The plan also captures efficiencies related to the simplification of domestic and international operations and other near term cost saving initiatives as well as certain reductions in personnel. The reduction in personnel and associated costs are expected to be significant and occur principally in the fourth quarter 2007.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Presentation

This Management Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) excludes the accounts of Parent and Holdings described in the Merger discussion above. FDC continued as the surviving corporation and the accompanying Consolidated Financial Statements included elsewhere in this quarterly report on Form 10-Q are presented for two periods for 2007: Predecessor and Successor results, which primarily relate to the periods preceding the merger and the period succeeding the merger, respectively. Note that the successor period also contains the results of Sub’s operations from March 29, 2007 (formation date) to September 30, 2007. Sub had no assets, liabilities or results of operations other than those related to two forward starting contingent interest rate swaps entered into prior to consummation of the merger that were entered into to hedge a portion of the debt incurred to finance the merger. The discussion in this MD&A is presented on a combined basis of the predecessor and successor periods for 2007. The 2007 predecessor and successor results are presented but are not discussed separately. The Company believes that the discussion on a combined basis is more meaningful as it allows the results of operations to be analyzed to a comparable period in 2006.

Official Check and Money Order Wind-down

In the first quarter 2007, the Company announced its intent to wind-down the official check and money order business included within the IPS business segment. The official check and money order businesses are conducted by a subsidiary of the Company, Integrated Payment Systems Inc., with separate creditors and whose assets, including the investment portfolio associated with the official checks and money orders, are not intended to be available to creditors of First Data nor its other subsidiaries. The Company expects the wind-down of the majority of the business to take two to three years in order to honor existing customer contracts. In October 2007, the Company completed the repositioning of the investment portfolio associated with this business from long-term municipal bonds to short-term investments, the majority of which are currently short-term municipal bonds. The Company converted over 90% of this portfolio’s par value into short-term investments through September 30, 2007 and recognized a loss from the sale of these investments, net of the impact of terminating the associated interest rate swaps, of $11.7 million for the three months ended September 30, 2007, and a gain of $3.1 million for the nine months ended September 30, 2007, respectively. The above recognized losses and gains were included in the “Investment income” line of the Consolidated Statements of Income. In the first quarter 2007, the Company recognized a $16.3 million impairment charge related to goodwill and intangible assets associated with the wind-down.

2007 Financial Summary

Significant financial and other measures for the three and nine months ended September 30, 2007 included:

•

Total revenues increased 16% and 15% from the three and nine-month periods ended September 30, 2006, respectively, with Commercial Services segment revenue growing 11% and 10%, Financial Institution Services segment revenue growing 10% and 9%, and the International segment’s revenue growing 28% and 33% for the same periods, respectively.

•

In the three and nine months ended September 30, 2007 compared to the same periods in 2006, domestic merchant transactions increased 12% to 7.3 billion and 12% to 20.9 billion, respectively; domestic debit issuer transactions increased 9% to 2.7 billion and 13% to 7.8 billion, respectively; and international transactions increased 15% to 1.4 billion and 20% to 3.9 billion, respectively.

•

Consolidated EBITDA, representing a measure for debt covenant compliance determination purposes, for the three and nine months ended September 30, 2007 was $765.7 million and $2,132.8 million, respectively. A table describing Consolidated EBITDA and a reconciliation to income from continuing operations is presented in Capital Resources and Liquidity. Management believes that Consolidated EBITDA is useful to investors to provide additional information regarding items impacting covenant compliance under the Company’s new credit facilities.

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

•	In June 2007, the Company acquired FundsXpress, a provider of online banking and bill payment services. FundsXpress is reported as part of the First Data Financial Institution Services segment.

•	On August 1, 2007 the Company acquired POLCARD SA (“POLCARD”), a merchant acquirer and card issuer processor in Poland. POLCARD is reported as part of the First Data International segment.

•

In November 2007, the Company acquired Check Forte Processamento de Dados Ltda. (“Check Forte”), a payment transaction processing company in Brazil. Check Forte will be reported as part of the First Data International segment.

•	In October 2007, the Company purchased the interests in its First Data Government Solutions subsidiary owned by minority interest holders.

•

In October 2007, the Company acquired Deecal International, a specialist software solutions provider for commercial payments in Dublin, Ireland. Deecal International will be reported as part of the First Data International segment.

Companywide Initiatives

The Company began executing upon its U.S. data center consolidation initiative in the second quarter 2007. The Company plans to reduce its U.S. data centers to 3 from the current total of 12. Command centers will be reduced to 2 from the current total of 7. The estimated cost in 2007 related to this U.S. initiative is expected to be approximately $45 million consisting of approximately $24 million in capital expenditures and approximately $21 million of direct project costs. The Company expects to incur costs associated with this initiative through the second half of 2009, when the project is expected to be completed. The Company’s domestic platform consolidation and domestic global sourcing initiatives are under development though execution of global sourcing initiatives began in the third quarter of 2007.

Internationally, the Company closed a second European data center in the third quarter of 2007, and anticipates the closing of a third in the fourth quarter 2007. First Data International is also in the process of consolidating its operating platforms. The most significant international platform consolidation that is under way is the migration of clients from the Equasion card processing platform to the VisionPLUS card processing platform. The Company expects to continue to incur these costs into 2009, when the project is expected to be completed. Additionally, First Data International has begun global sourcing initiatives through restructuring actions described below. Other restructuring activities were associated with data center consolidation as previously described. These restructuring activities are presented on the “Restructuring, net” line in the Consolidated Statements of Income.

Direct incremental costs incurred to execute the companywide initiatives that are not classified as either restructuring or impairment and that are not salaries and benefits of existing, continuing employees are compiled and reported within All Other and Corporate. Such amounts recorded in All Other and Corporate in the three months ended September 30, 2007 were $6 million relating to international data center and platform consolidation and $8 million for domestic data center consolidation. For the nine months ended September 30, 2007, these amounts were $13 million for international and $16 million for domestic, respectively.

Results of Operations

The following discussion for both consolidated results and segment results refers to the three and nine months ended September 30, 2007 versus the same periods in 2006. As noted above in the “Presentation” discussion, the results of operation will be discussed on a combined basis for 2007. The predecessor and successor breakout is presented for information purposes only. Consolidated results should be read in conjunction with segment results, which provide more detailed discussions concerning certain components of the Consolidated Statements of Income. All significant intercompany accounts and transactions have been eliminated.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Consolidated Results

	Combined		Predecessor
	Three months ended September 30,				Change
(in millions)	2007	% of Total Revenue	2006	% of Total Revenue	Amount	%
Revenues:
Transaction and processing service fees	$1,416.2	68%	$1,291.5	73%	$124.7	10%
Investment income, net	(29.9)	(1)%	(37.3)	(2)%	7.4	20%
Product sales and other	240.9	12%	169.2	9%	71.7	42%
Reimbursable debit network fees, postage and other	444.0	21%	363.8	20%	80.2	22%

	$2,071.2	100%	$1,787.2	100%	$284.0	16%

Expenses:
Cost of services	$1,000.4	48%	$781.1	44%	$219.3	28%
Cost of products sold	80.3	4%	76.9	4%	3.4	4%
Selling, general and administrative	472.0	23%	298.7	17%	173.3	58%
Reimbursable debit network fees, postage and other	444.0	21%	363.8	20%	80.2	22%
Other operating expenses, net	1.8	0%	(28.4)	(2)%	30.2	NM

	$1,998.5	96%	$1,492.1	83%	$506.4	34%

	Combined		Predecessor
	Nine months ended September 30,				Change
(in millions)	2007	% of Total Revenue	2006	% of Total Revenue	Amount	%
Revenues:
Transaction and processing service fees	$4,061.7	68%	$3,683.3	71%	$378.4	10%
Investment income, net	(67.7)	(1)%	(96.6)	(2)%	28.9	30%
Product sales and other	628.4	11%	504.4	10%	124.0	25%
Reimbursable debit network fees, postage and other	1,285.8	22%	1,062.9	21%	222.9	21%

	$5,908.2	100%	$5,154.0	100%	$754.2	15%

Expenses:
Cost of services	$2,699.9	46%	$2,255.6	43%	$444.3	20%
Cost of products sold	235.6	4%	221.2	4%	14.4	7%
Selling, general and administrative	1,115.2	19%	856.1	17%	259.1	30%
Reimbursable debit network fees, postage and other	1,285.8	22%	1,062.9	21%	222.9	21%
Other operating expenses, net	23.3	0%	(23.6)	0%	46.9	NM

	$5,359.8	91%	$4,372.2	85%	$987.6	23%

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

	Successor		Predecessor
	Period from September 25 through September 30,		Period from July 1 through September 24,		Period from January 1 through September 24,
(in millions)	2007	% of Total Revenue	2007	% of Total Revenue	2007	% of Total Revenue
Revenues:
Transaction and processing service fees	$95.8	70%	$1,320.4	69%	$3,965.9	68%
Investment income, net	(0.8)	0%	(29.1)	(2)%	(66.9)	(1)%
Product sales and other	12.0	9%	228.9	12%	616.4	11%
Reimbursable debit network fees, postage and other	28.3	21%	415.7	21%	1,257.5	22%

	$135.3	100%	$1,935.9	100%	$5,772.9	100%

Expenses:
Cost of services	$67.9	50%	$932.5	49%	$2,632.0	46%
Cost of products sold	5.2	4%	75.1	4%	230.4	4%
Selling, general and administrative	25.9	19%	446.1	23%	1,089.3	19%
Reimbursable debit network fees, postage and other	28.3	21%	415.7	21%	1,257.5	22%
Other operating expenses, net	0.0	0%	1.8	0%	23.3	0%

	$127.3	94%	$1,871.2	97%	$5,232.5	91%

NM- Not Meaningful

The following provides highlights of revenue and expense growth for the three and nine months ended September 30, 2007 compared to the same periods in 2006, while a more detailed discussion is included in the “Segment Results” section below:

Operating revenues overview

Transaction and processing service fees – Revenue increased due to the following: First Data Commercial Services segment from growth of existing clients resulting from increased transaction volumes as well as an increase in Electronic Check Acceptance (“ECA”) processing revenue; First Data Financial Institution Services segment from acquisitions and growth of existing clients partially offset by price compression; and First Data International segment from acquisitions, growth of new and existing clients and benefit from foreign currency exchange rate movements partially offset by lost business.

Investment income, net – The loss improved during the three and nine months due to decreased commissions paid to official check agents resulting from pricing reductions as part of the wind down of the official check and money order business as well as decreased interest rates. Partially offsetting this improvement in the three month period was a decrease due to losses recognized on the sale of investments and hedges as part of the repositioning of the IPS portfolio in conjunction with the wind-down of the official check and money order business. Also benefiting the nine month period were net gains recognized in the first six months of 2007 on the sale of investments and hedges from this same repositioning of the IPS official check and money order portfolio.

Product sales and other – Increased for the three and nine months due to an increase in royalty income, the impact of acquisitions and increased contract termination fees.

Reimbursable debit network fees, postage and other – Increased revenue and the corresponding expense were due to increases in debit network fees resulting from the continued growth of PIN-debit transaction volumes as well as rate increases imposed by the debit networks. Postage revenue increased due to new business and an increase in postage rates in May 2007, offset partially by lost business.

Operating expenses overview

Cost of services – Increased largely due to employee related expenses, the impact of acquisitions and increased net warranty expense. The employee related expenses represented just under half of the increase for the three month period and resulted

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

most significantly from the accelerated vesting of stock options and restricted stock awards and units upon the change of control (see “Merger” above). For the nine-month period there was also an increase due to the presentation of certain independent sales organizations (“ISO”) commission payments on a gross basis in 2007 versus a net presentation against transaction and processing service fee revenue in the first six months of 2006. Cost of services, as a percentage of transaction and processing service fee revenue, increased as a result of the items noted above.

The impact from the accelerated vesting of stock options, restricted stock awards and restricted stock units was approximately $106 million and impacted the growth rate by 14 percentage points and 5 percentage points for the three and nine-months ended September 30, 2007, respectively. Purchase accounting, mostly amortization of identifiable intangible assets, was approximately $9 million and impacted the growth rate by 1 percentage point and less than 1 percentage point for the three and nine months ended September 30, 2007, respectively.

Cost of products sold – Increased due to costs associated with the sale and leasing of terminals offset partially by a decrease in costs associated with software sales.

Selling, general and administrative – Increased due to the impact of merger related costs including legal, accounting, other advisory fees and accelerated vesting of stock options and restricted stock awards and units upon the change of control. Also contributing to the increase were platform consolidation expenses related to the First Data International segment, data center consolidation costs in the U.S., and to a lesser extent, an increase in other employee related expenses. Partially offsetting this increase were gains on foreign currency exchange rate movements recognized in the three and nine-months ended September 30, 2007 as well as various costs incurred in 2006 in connection with re-aligning the operating structure of the Company after the spin-off of Western Union. Selling, general and administrative expenses, as a percentage of transaction and processing service fee revenue, increased as a result of the items noted above.

The impact from the accelerated vesting of stock options, restricted stock awards and restricted stock units was approximately $70 million and impacted the growth rate by 24 percentage points and 8 percentage points for the three and nine months ended September 30, 2007, respectively. Consulting, legal and professional service fees related to the merger were approximately $54 million and $70 million in the three and nine months ended September 30, 2007, respectively, and impacted the growth rate by 18 percentage points and 8 percentage points for the same periods.

Other operating expenses, net

Other operating expenses related to restructuring, impairments, litigation and regulatory settlements and other totaled a net charge of $1.8 million and a net benefit of $28.4 million for the three months ended September 30, 2007 and 2006, respectively, and a net charge of $23.3 million and a net benefit of $23.6 million for the corresponding nine-month periods, respectively. These items are presented on the Consolidated Statements of Income under those respective descriptions.

2007 Activities

The Company recorded restructuring charges comprised of severance totaling $0.7 million and $10.2 million for the three and nine months ended September 30, 2007. A first quarter 2007 charge resulted from efforts to improve the overall efficiency and effectiveness of the sales and sales support teams within the Commercial Services segment. This action resulted in the termination of approximately 230 sales related employees comprising approximately 10% of the segment’s regional sales, cross-sale and sales support organizations. Second and third quarter 2007 charges resulted from the termination of approximately 140 employees within the First Data International segment. The terminations were associated with the data center consolidation and global sourcing initiatives. Similar actions will occur in future periods and are expected to continue into 2009. The Company estimates cost savings resulting from 2007 restructuring activities of approximately $12 million in 2007 and approximately $21 million on an annual basis. Partially offsetting the charges are reversals of prior period restructuring accruals of $0.7 million and $2.3 million for the three and nine months ended September 30, 2007, respectively.

The following table summarizes the Company’s utilization of restructuring accruals from continuing operations for the nine months ended September 30, 2007 (in millions):

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

	Employee Severance	Facility Closure
Remaining accrual at January 1, 2007	$27.1	$1.6
Expense provision	10.2	—
Cash payments and other	(24.6)	(1.0)
Changes in estimates	(2.3)	—

Remaining accrual at September 30, 2007	$10.4	$0.6

During the first quarter 2007, the Company recorded a charge of $16.3 million related to the impairment of goodwill and intangible assets associated with the wind-down of the Company’s official check and money order business. During the second quarter 2007, the Company recorded a $5.0 million litigation accrual associated with a judgment against the Company pertaining to a vendor contract issue in All Other and Corporate and released a portion of the domestic escheatment accrual made in the fourth quarter 2005 which is reflected in Other. The release was prompted by reaching resolution with a large majority of all the states as to the Company’s escheatment liability. The Company believes any remaining uncertainty is adequately accrued. During the third quarter 2007, within All Other and Corporate, the Company recorded a charge of $4.2 million related to the impairment of fixed assets and software associated with its government business. The Company recorded minority interest benefit of $1.1 million associated with the impairment. The Company also recorded a benefit of $2.5 million related to the Visa settlement that was originally recorded in the third quarter 2006.

2006 Activities

As a result of a Company initiative to reduce operating costs to the appropriate level after the Western Union spin-off and certain business restructurings, the Company recorded restructuring charges comprised of severance totaling $12.8 million and facility closures of $1.5 million for the nine months ended, September 30, 2006. The Company reversed $0.8 million and $2.7 million of prior period restructuring accruals during the three and nine months ended September 30, 2006.

In the third quarter of 2006, the Company recorded a benefit of approximately $45 million in All Other and Corporate due to a settlement with Visa over the processing of Visa payment card transactions. During the second quarter of 2006, excess litigation accruals in the Commercial Services segment totaling $7.5 million were released. The Company recorded minority interest expense of $3.5 million associated with the release in the Commercial Services segment. The settlement and accrual release were partially offset by a first quarter 2006 settlement of $15.0 million associated with a patent infringement lawsuit against TeleCheck, clearing all past and future claims related to this litigation, and a third quarter charge of $2.7 million related to the settlement of a claim within All Other and Corporate.

Interest income

Interest income decreased for the three months ended September 30, 2007 compared to the same period in 2006 most significantly due to an increase in cash in the third quarter 2006 resulting from the issuance of commercial paper to enable a debt-for-debt exchange as well as to fund the repayment of notes between the Company and Western Union both in connection with the spin-off of Western Union. Interest income increased for the nine months ended September 30, 2007 due to acquisitions as well as higher average cash balances in the first two quarters of 2007 partially offset by the third quarter decrease discussed above.

Interest expense

Interest expense decreased for the three and nine months ended September 30, 2007 compared to the same periods in 2006 most significantly as a result of the debt for debt exchange related to the Western Union spin-off and the repayments of debt in September, November and December 2006 and January 2007. Partially offsetting this decrease was an increase in interest expense subsequent to the merger date due to the significant increase in debt as a result of the merger.

Investment gains and losses, net

The majority of the lower investment losses, net, for the three months ended September 30, 2007 as compared to September 30, 2006, and the move from an investment gain in 2006 to an investment loss in 2007 for the nine months ended September 30, 2006 and 2007, respectively, is due to the Company recognizing a net investment charge of $145.0 million and a net investment gain of $33.7 million in the three and nine months ended September 30, 2006, respectively, associated with interest rate swaps not qualifying for hedge accounting. During the three and nine months ended September 30, 2007,

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

net investment losses resulted from a loss on the sale and impairment of certain strategic investments and in the third quarter specifically, a loss of approximately $19 million due to decreases in the fair value of Omaha Acquisition Corporation’s forward starting contingent interest rate swaps prior to the merger and prior to their designation as a hedge.

Divestitures, net

During the nine months ended September 30, 2007, the Company recognized benefits resulting from the release of excess divestiture accruals due to the expiration of certain contingencies. During the nine months ended September 30, 2006, the Company recognized gains on the sale of land, corporate aircraft and other assets.

Debt repayment gain /(loss)

During the first quarter 2007, the Company recorded a net gain of $1.4 million related to the early repayment of long-term debt at a discount from the principal amount. After consummation of the merger, the Company repurchased a majority of the pre-merger debt and recognized a loss of $6.0 million in the successor period for the cost to execute the associated debt tender.

Income taxes

FDC’s effective tax rate on pretax income from continuing operations was a benefit of 9.2% and an expense of 19.4% for the three and nine months ended September 30, 2007, and 3.4% and 21.3% for the three and nine months ended September 30, 2006, respectively. The non-taxable interest income from the IPS municipal bond portfolio significantly impacted the effective tax rate from continuing operations, reducing the statutory rate by approximately 113 percentage points and 21 percentage points for the three and nine months ended September 30, 2007, respectively, and 28 percentage points and 15 percentage points for the same periods in 2006. The calculation of the effective tax rate includes most of the equity earnings in affiliates and minority interest in pretax income because these items relate principally to entities that are considered pass-through entities for income tax purposes. The decrease in the effective tax rate for the three and nine months ended September 30, 2007 compared to the same periods in 2006 resulted most significantly from the above noted non-taxable interest income being a larger portion of pretax income in 2007. Partially offsetting the effect of the non-taxable income and causing an increase to the effective tax rate were non-deductible expenses associated with the merger and a net tax expense associated with the income tax return to provision true-ups for 2006 as well as an adjustment to the income taxes payable account pertaining to an under accrual of taxes in prior years.

As a subsidiary of Holdings subsequent to the merger and a member of a new U.S. consolidated group for income tax purposes, the Company expects to be in a net operating loss position in the near term future. The Company anticipates being able to record an income tax benefit related to future operating losses due to the existence of significant deferred tax liabilities established in connection with purchase accounting. However, the Company may not be able to record a benefit related to losses in certain countries, requiring the establishment of valuation allowances. Additionally, the Company and its subsidiaries will continue to incur income taxes in foreign jurisdictions. Generally, these foreign income taxes result in a foreign tax credit in the US to the extent of any US income taxes on the income upon repatriation. However, due to the Company’s anticipated net operating loss position, the Company may not be able to provide a benefit for its potential foreign tax credits which would increase its effective tax rate. The Company also will continue to incur income taxes in states for which it files returns on a separate Company basis.

The additional taxes recognized as part of discontinued operations in the quarter ended September 30, 2007 related to 2006 income tax return to provision true-ups and other tax items associated with operations discontinued in 2006.

Minority interest

Most of the minority interest expense relates to the Company’s consolidated merchant alliances. Minority interest expense increased for the three and nine months ended September 30, 2007 compared to the same periods in 2006 due most significantly to the growth of the consolidated merchant alliances.

Minority interest expense for the first nine months of 2006 included additional expense due to the reversal of a 2004 litigation accrual in the Commercial Services segment offset by an increase in the relevant subsidiary earnings.

Equity earnings in affiliates

The increase in equity earnings in affiliates for the three and nine months ended September 30, 2007 compared to the same periods in 2006 resulted most significantly from increased merchant transaction volume in the merchant alliances. Earnings of an alliance were also improved due to a beneficial change in its portfolio mix and lower processing rates.

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

First Data Commercial Services Segment Results

	Combined		Predecessor
	Three months ended September 30,				Change
(in millions)	2007	% of Segment Revenue	2006	% of Segment Revenue	Amount		%
Revenues:
Transaction and processing service fees	$606.9	52%	$578.5	56%	$28.4		5%
Check services	101.6	9%	77.8	7%	23.8		31%
Product sales and other	105.5	9%	100.0	9%	5.5		6%
Reimbursable debit network fees, postage and other	261.0	22%	209.2	20%	51.8		25%
Equity earnings in affiliates	79.8	7%	76.6	7%	3.2		4%
Other revenue	14.7	1%	14.5	1%	0.2		1%

Total revenue	$1,169.5	100%	$1,056.6	100%	$112.9		11%

Operating profit	$304.9		$294.1		$10.8		4%
Operating margin	26%		28%		(2	)pts
Key indicators:
Domestic merchant transactions (a)	7,265.5		6,470.6		794.9		12%

	Combined		Predecessor
	Nine months ended September 30,				Change
(in millions)	2007	% of Segment Revenue	2006	% of Segment Revenue	Amount		%
Revenues:
Transaction and processing service fees	$1,721.7	52%	$1,644.9	54%	$76.8		5%
Check services	293.7	9%	233.9	8%	59.8		26%
Product sales and other	296.7	9%	295.9	10%	0.8		0%
Reimbursable debit network fees, postage and other	749.4	22%	599.2	20%	150.2		25%
Equity earnings in affiliates	225.7	7%	208.4	7%	17.3		8%
Other revenue	44.0	1%	39.0	1%	5.0		13%

Total revenue	$3,331.2	100%	$3,021.3	100%	$309.9		10%

Operating profit	$827.4		$786.0		$41.4		5%
Operating margin	25%		26%		(1	)pt
Key indicators:
Domestic merchant transactions (a)	20,933.2		18,623.6		2,309.6		12%

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

	Successor		Predecessor
	Period from September 25 through September 30,		Period from July 1 through September 24,		Period from January 1 through September 24,
(in millions)	2007	% of Segment Revenue	2007	% of Segment Revenue	2007	% of Segment Revenue
Revenues:
Transaction and processing service fees	$40.7	55%	$566.2	52%	$1,681.0	51%
Check services	6.3	8%	95.3	9%	287.4	9%
Product sales and other	6.1	8%	99.4	9%	290.6	9%
Reimbursable debit network fees, postage and other	16.8	22%	244.2	22%	732.6	23%
Equity earnings in affiliates	4.9	6%	74.9	7%	220.8	7%
Other revenue	0.9	1%	13.8	1%	43.1	1%

Total revenue	$75.7	100%	$1,093.8	100%	$3,255.5	100%

Operating profit	$11.2		$293.7		$816.2
Operating margin	15%		27%		25%

(a)

Domestic merchant transactions include acquired VISA and MasterCard credit and signature debit, PIN-debit, electronic benefits transactions, and processed-only or gateway customer transactions at the point of sale (“POS”). Domestic merchant transactions also include acquired ATM transactions, gateway transactions at ATMs, and STAR PIN-debit POS transactions received from other acquirers.

Summary

First Data Commercial Services segment revenue increased for the three and nine months ended September 30, 2007 compared to the same periods in 2006 driven most significantly by merchant acquiring, including equity earnings in affiliates, and related services. Most of this growth was driven by growth of existing clients due to increased transaction volumes and increased debit network fees. Also contributing to growth was an increase in ECA processing revenue upon expansion into more locations of large national retailers. Additionally, in the third quarter 2006, the Company began classifying commission payments to certain ISO’s as expense rather than netting them against revenue consistent with the Company’s accounting for other similar arrangements. The reclassification of certain ISO commission payments had no impact on the three month period but positively impacted the segment’s growth rate by approximately 1 percentage point in the nine-month period of 2007.

Transaction and processing service fees revenue and equity earnings in affiliates

The components of transaction and processing service fees revenue and equity earnings in affiliates for the three and nine months ended September 30, 2007 and 2006, respectively, are:

	Combined	Predecessor
	Three months ended September 30,		Change
(in millions)	2007	2006	Amount	%
Acquiring revenue	$522.8	$500.1	$22.7	5%
Prepaid revenue	32.1	26.4	5.7	22%
Processing revenue charged to unconsolidated merchant alliances	52.0	52.0	—	0%

Total transaction and processing service fees revenue	606.9	578.5	28.4	5%
Equity earnings in affiliates	79.8	76.6	3.2	4%

Total transaction and processing service fees revenue and equity earnings in affiliates	$686.7	$655.1	$31.6	5%

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

	Combined	Predecessor
	Nine months ended September 30,		Change
(in millions)	2007	2006	Amount	%
Acquiring revenue	$1,483.6	$1,415.2	$68.4	5%
Prepaid revenue	87.3	79.0	8.3	11%
Processing revenue charged to unconsolidated merchant alliances	150.8	150.7	0.1	0%

Total transaction and processing service fees revenue	1,721.7	1,644.9	76.8	5%
Equity earnings in affiliates	225.7	208.4	17.3	8%

Total transaction and processing service fees revenue and equity earnings in affiliates	$1,947.4	$1,853.3	$94.1	5%

	Successor	Predecessor
	Period from September 25 through September 30,	Period from July 1 through September 24,	Period from January 1 through September 24,
(in millions)	2007	2007	2007
Acquiring revenue	$33.5	$489.3	$1,450.1
Prepaid revenue	4.0	28.1	83.3
Processing revenue charged to unconsolidated merchant alliances	3.2	48.8	147.6

Total transaction and processing service fees revenue	40.7	566.2	1,681.0
Equity earnings in affiliates	4.9	74.9	220.8

Total transaction and processing service fees revenue and equity earnings in affiliates	$45.6	$641.1	$1,901.8

The increase in acquiring revenue in the three and nine months ended September 30, 2007 compared to the same periods in 2006 was driven by increases in transaction volume due to consumer spending at the point of sale. Also contributing to growth were improved merchant retention, activation improvements, the growth of new alliances and 2006 pricing changes. The reclassification of certain ISO commission payments had no impact on the three month period but positively impacted the acquiring revenue growth rate by approximately 2 percentage points for the nine-month period ended September 30, 2007.

The Company’s transaction growth rate for PIN-debit increased for both the three and nine-month periods in 2007 compared to the same periods in 2006. One of the items driving growth in PIN-debit is increased penetration in the grocery, petroleum and quick service restaurant markets. Merchant PIN-debit transactions, including acquired and STAR network transactions, accounted for approximately 27% of total domestic merchant transactions for both the three and nine-month periods in 2007, respectively, and 25% for the comparable periods in 2006. The Company continues to see a shift in consumer behavior toward the use of PIN-debit cards from other forms of payment, particularly checks and cash.

The spread between the transaction growth rate and the transaction and processing service fee revenue growth rate in the three and nine-month periods in 2007 compared to the same periods in 2006 remained relatively constant, after consideration of the ISO adjustment noted above, due to the mix of merchants and price compression. The spread is caused most significantly by the mix of merchants. Most of the disparity is within the segment’s portfolios of national merchants, which drive significant transaction growth and experience the greatest price compression. Also contributing to this spread is a lower average transaction amount due to increased usage at merchants such as quick service restaurants. The segment has historically experienced three to five percent annual price compression on average, with price compression for the national merchants being higher.

Prepaid revenue increased in the three and nine-month periods of 2007 compared to the same periods in 2006 due to growth within gift cards, and to a lesser extent, payroll cards. Processing revenue remained flat due to an increase in transactions being offset by certain items, including pricing.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

The increase in equity earnings in affiliates for the three and nine months ended September 30, 2007 compared to the same periods in 2006 resulted most significantly from increased merchant transaction volume in the merchant alliances. Earnings of an alliance were also improved due to a beneficial change in its portfolio mix and lower processing rates, which negatively impacted processing revenue described directly above. The growth rate in the three months ended September 30, 2007 was lower when compared to recent quarters due to significant non-recurring benefits recognized by a merchant alliance in the third quarter 2006. The Company’s co-owner of the Chase Paymentech alliance has the right to terminate the alliance because control of the Company changed on September 24, 2007. The Company is in discussions with its Chase Paymentech co-owner as to the future structure of their relationship.

Check services revenue

The increase in check services revenue for the three and nine months ended September 30, 2007 compared to the same periods in 2006 resulted from an increase in ECA processing revenue due to expansion into more locations of large national retailers. These increases partially were offset by the general decline in the paper check guarantee volumes.

Product sales and other revenue

The majority of the increase in product sales and other revenues for the three and nine months ended September 30, 2007 compared to the same periods in 2006 was driven by increased portfolio sales and contract termination fees partially offset by decreased terminal sales.

Reimbursable debit network fees, postage and other

The increase in reimbursable debit network fees, postage and other for the three and nine months ended September 30, 2007 versus the comparable periods in 2006 was due to growth in debit network fees resulting from the continued growth of PIN-debit transaction volumes as noted above as well as rate increases imposed by the debit networks. Debit network fees represent substantially all of the balance within this line item.

Operating profit

First Data Commercial Services segment operating profit increased in the three and nine months ended September 30, 2007 compared to the same periods in 2006 due to the factors discussed above. In addition, during the first quarter 2007, the Company bought out a revenue sharing agreement as part of a new, larger relationship with Discover Financial Services LLC (“Discover”) resulting in an expense charge in the first quarter of 2007, at which time, the Company anticipated effectively recovering this charge over the next two to three quarters. In the third quarter 2007, the impact of the buyout of the Discover revenue sharing agreement positively impacted the operating profit growth rate by approximately 1 percentage point. The first quarter expense and the second and third quarter benefit, on a net basis negatively impacted the operating profit growth rate by approximately 1 percentage point for the nine months ended September 30, 2007. Increased amortization resulting from contingent payments associated with a merchant alliance also negatively impacted operating profit growth for both the three and nine months ended September 30, 2007 by approximately 1 percentage point but will not have continuing impact during the remainder of 2007 as a result of the merger and the associated affects of purchase accounting. Increases in incentive compensation arrangements, relative to 2006, negatively impacted the three and nine months by approximately 1 percentage point. The Company expects the segment profit will benefit in 2007 by approximately $9 million due to the first quarter 2007 restructuring activities described in “2007 activities” above. Also impacting segment operating profit were purchase accounting entries made as a result of the merger. Purchase accounting, mostly amortization of identifiable intangible assets, negatively impacted operating profit by 2 percentage points and 1 percentage point for the three and nine months ended September 30, 2007, respectively. Also negatively impacting segment operating profit as a result of the merger was the acceleration of restricted stock awards. This negatively impacted segment operating profit by 1 percentage point for both the three and nine month periods.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

First Data Financial Institution Services Segment Results

	Combined		Predecessor
	Three months ended September 30,				Change
(in millions)	2007	% of Segment Revenue	2006	% of Segment Revenue	Amount		%
Revenues:
Transaction and processing service fees	$309.2	61%	$297.2	65%	$12.0		4%
Product sales and other	19.0	4%	9.9	2%	9.1		92%
Reimbursable postage and other	173.9	35%	148.1	33%	25.8		17%
Interest income	—	0%	—	0%	—		0%

Total revenue	$502.1	100%	$455.2	100%	$46.9		10%

Operating profit	$87.5		$96.3		$(8.8)		(9)%
Operating margin	17%		21%		(4	)pts
Key indicators:
Domestic debit issuer transactions (a)	2,656.8		2,448.6		208.2		9%

	Combined		Predecessor
	Nine months ended September 30,				Change
(in millions)	2007	% of Segment Revenue	2006	% of Segment Revenue	Amount		%
Revenues:
Transaction and processing service fees	$915.0	62%	$882.7	65%	$32.3		4%
Product sales and other	48.6	3%	19.5	1%	29.1		149%
Reimbursable postage and other	510.4	35%	449.8	34%	60.6		13%
Interest income	0.1	0%	—	0%	0.1		NM

Total revenue	$1,474.1	100%	$1,352.0	100%	$122.1		9%

Operating profit	$282.9		$275.1		$7.8		3%
Operating margin	19%		20%		(1	)pt
Key indicators:
Domestic debit issuer transactions (a)	7,794.5		6,874.2		920.3		13%
Domestic active card accounts on file (end of period)(b)
Bankcard	45.5		40.2		5.3		13%
Retail	76.4		69.4		7.0		10%

Total	121.9		109.6		12.3		11%

Domestic card accounts on file (end of period)
Bankcard	128.9		110.3		18.6		17%
Retail	374.6		323.0		51.6		16%
Debit	122.5		111.0		11.5		10%

Total	626.0		544.3		81.7		15%

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

	Successor		Predecessor
(in millions)	Period from September 25 through September 30, 2007	% of Segment Revenue	Period from July 1 through September 24, 2007	% of Segment Revenue	Period from January 1 through September 24, 2007	% of Segment Revenue
Revenues:
Transaction and processing service fees	$20.5	64%	$288.7	61%	$894.5	62%
Product sales and other	0.5	2%	18.5	4%	48.1	3%
Reimbursable postage and other	10.9	34%	163.0	35%	499.5	35%
Interest income	—	0%	—	0%	0.1	0%

Total revenue	$31.9	100%	$470.2	100%	$1,442.2	100%

Operating profit	$2.1		$85.4		$280.8
Operating margin	7%		18%		19%

(a)	Domestic debit issuer transactions include VISA and MasterCard signature debit, STAR ATM, STAR PIN-debit POS, and ATM and PIN-debit POS gateway transactions.
(b)	Domestic active card accounts on file include customer accounts that had a balance or any monetary posting or authorization activity during the last month of the quarter.

Summary

First Data Financial Institution Services segment revenue increased in the three and nine months ended September 30, 2007 compared to the same periods in 2006 due most significantly to reimbursable postage revenue, acquisitions, growth of existing clients and contract termination fees partially offset by price compression and lost business.

As previously disclosed, Wells Fargo bank notified the Company in early 2006 of its intent to begin in-house processing of a majority of their signature debit card portfolios. Wells Fargo has since notified the Company that they are not intending to deconvert at the end of this year and discussions are underway on a renewal.

The First Data Financial Institution Services segment converted approximately 25.9 million accounts during the first nine months of 2007, and also increased accounts through the growth of existing clients. At September 30, 2007, the First Data Financial Institution Services segment had approximately 11 million accounts in the pipeline, primarily retail, with approximately 6 million of these accounts scheduled for conversion in the first quarter of 2008.

Transaction and processing service fee revenue

Components of transaction and processing service fee revenue

	Three months ended September 30,
	Combined	Predecessor	Change
(in millions)	2007	2006	Amount	%
Credit and retail card processing	$99.0	$98.7	$0.3	0%
Debit processing	125.8	111.0	14.8	13%
Output services	64.1	65.0	(0.9)	(1)%
Remittance processing services	20.3	22.5	(2.2)	(10)%

Total	$309.2	$297.2	$12.0	4%

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

	Nine months ended September 30,
	Combined	Predecessor	Change
(in millions)	2007	2006	Amount	%
Credit and retail card processing	$295.4	$295.9	$(0.5)	0%
Debit processing	362.7	325.7	37.0	11%
Output services	194.4	192.0	2.4	1%
Remittance processing services	62.5	69.1	(6.6)	(10)%

Total	$915.0	$882.7	$32.3	4%

	Successor	Predecessor
	Period from September 25 through September 30,	Period from July 1 through September 24,	Period from January 1 through September 24,
(in millions)	2007	2007	2007
Credit and retail card processing	$6.9	$92.1	$288.5
Debit processing	8.3	117.5	354.4
Output services	4.0	60.1	190.4
Remittance processing services	1.3	19.0	61.2

Total	$20.5	$288.7	$894.5

Credit and retail card processing revenue

Credit and retail card processing revenue remained relatively flat in the three and nine months ended September 30, 2007 compared to the same periods in 2006. Growth of existing clients was largely offset by price compression. Contract pricing at the customer level is dependent upon the volume of accounts, mix of account types (e.g. retail, credit, co-branded credit and debit) and product usage. Although active accounts on file increased, revenue did not proportionately increase due most significantly to price compression.

Debit processing revenue

Debit processing revenue was driven by the domestic debit issuer transactions and acquisitions noted above which added approximately 13 percentage points and 7 percentage points to the revenue growth rate in the three and nine months ended September 30, 2007, respectively. Revenue increased in the three and nine months ended September 30, 2007 compared to the same periods in 2006 due to acquisitions and growth of transactions at existing clients partially offset by price compression and lost business. The majority of domestic debit issuer transaction growth was driven by the shift to the use of debit cards from checks and cash, and such trend is expected to continue. Revenue growth exceeded transaction growth in the third quarter mainly due to the acquisitions noted above. Transaction growth slightly exceeded revenue growth for the nine months. The narrowing spread between revenue growth and transaction growth was also due to the acquisitions noted above.

Output services revenue

Output services revenue decreased for the three months ended September 30, 2007 and was relatively flat for the nine months ended September 30, 2007 compared to the same periods in 2006 due to new business offset by lost business.

Remittance processing services revenue

Remittance processing services revenue decreased for the three and nine-month periods ended September 30, 2007 compared to the same periods in 2006 due to the deconversion of a large customer and consumer conversion from paper to electronic payment methods partially offset by new business. The Company expects remittance revenue to continue to decrease during the remainder of 2007 compared to 2006 for the above noted reasons.

Product sales and other revenue

Product sales and other revenue increased for the three and nine months ended September 30, 2007 compared to the same periods in 2006 due to contract termination fees received in both the three and nine-month periods. In addition, there was an increase in professional service fees and software licensing and maintenance revenue for the nine-month period, resulting from the acquisition of Peace Software in the third quarter of 2006.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Reimbursable postage and other revenue

Reimbursable postage and other revenue increased for the three and nine months ended September 30, 2007 in comparison to the same periods in 2006 due to new business and an increase in postage rates in May 2007, offset partially by lost business.

Operating profit

First Data Financial Institution Services segment operating profit decreased for the three months ended September 30, 2007 compared to the same period in 2006 due in part to the factors noted above. The most significant causes of the decrease were price compression resulting from contract renewals and lost business partially offset by growth from existing clients and contract termination fees. Operating profit increased for the nine months ended September 30, 2007 compared to the same periods in 2006 due to the factors noted above as well as the significant benefits from cost savings initiatives implemented in 2006 and continuing into 2007 in anticipation of continued price compression. Also impacting segment operating profit were purchase accounting entries made as a result of the merger. Purchase accounting, mostly amortization of identifiable intangible assets, negatively impacted operating profit by 4 percentage points and 1 percentage point for the three and nine months ended September 30, 2007, respectively. Also negatively impacting segment operating profit as a result of the merger was the acceleration of restricted stock awards. This negatively impacted segment operating profit by 2 percentage points and 1 percentage point for the three and nine month periods, respectively. Operating margins decreased for the three and nine-month periods substantially due to the items noted above.

First Data International Segment Results

	Combined		Predecessor
	Three months ended September 30,				Change
(in millions)	2007	% of Segment Revenue	2006	% of Segment Revenue	Amount		%
Revenues:
Transaction and processing service fees	$325.5	77%	$262.5	79%	$63.0		24%
Product sales and other	72.8	17%	48.6	15%	24.2		50%
Other revenue	26.9	6%	20.8	6%	6.1		29%

Total revenue	$425.2	100%	$331.9	100%	$93.3		28%

Operating profit	$38.5		$32.1		$6.4		20%
Operating margin	9%		10%		(1	)pt
Key indicators:
International transactions (a)	1,376.9		1,199.8		177.1		15%

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

	Combined		Predecessor
	Nine months ended September 30,				Change
(in millions)	2007	% of Segment Revenue	2006	% of Segment Revenue	Amount		%
Revenues:
Transaction and processing service fees	$907.5	76%	$702.7	79%	$204.8		29%
Product sales and other	208.0	17%	136.3	15%	71.7		53%
Other revenue	79.0	7%	55.8	6%	23.2		42%

Total revenue	$1,194.5	100%	$894.8	100%	$299.7		33%

Operating profit	$114.2		$94.8		$19.4		20%
Operating margin	10%		11%		(1	)pt
Key indicators:
International transactions (a)	3,944.8		3,289.6		655.2		20%
International card accounts on file (end of period) (b)	70.9		42.4		28.5		67%

	Successor		Predecessor
(in millions)	Period from September 25 through September 30, 2007	% of Segment Revenue	Period from July 1 through September 24, 2007	% of Segment Revenue	Period from January 1 through September 24, 2007	% of Segment Revenue
Revenues:
Transaction and processing service fees	$23.8	80%	$301.7	77%	$883.7	76%
Product sales and other	4.6	15%	68.2	17%	203.4	17%
Other revenue	1.5	5%	25.4	6%	77.5	7%

Total revenue	$29.9	100%	$395.3	100%	$1,164.6	100%

Operating profit	$3.1		$35.4		$111.1
Operating margin	10%		9%		10%

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

Summary

Revenue growth in the three and nine months ended September 30, 2007 compared to the same periods in 2006 was driven by acquisitions, benefit from foreign currency exchange rate movements, growth of existing clients and new business partially offset by lost business. Acquisitions contributed 12 percentage points and 17 percentage points to segment revenue growth rates for the three and nine months ended September 30, 2007, respectively. The most significant of these acquisitions were POLCARD in the Europe, Middle East and Africa (“EMEA”) region, First Data Cono Sur (formerly ArgenCard) in the Latin America and Canada (“LAC”) region and First Data Deutschland (formerly Gesellschaft fur Zahlungssysteme), which only impacts the nine month period, also in the EMEA region. In addition, foreign currency exchange rate movements positively impacted total revenue growth rates by 8 percentage points for the three-month period and 7 percentage points for the nine-month period.

Transaction and processing service fee revenue

Transaction and processing service fee revenue increased in the three and nine-month periods in 2007 compared to the same periods in 2006 due mostly to the acquisitions noted above. The remaining increase is mostly due to an increase in POS and ATM transactions resulting from growth of both existing clients and new business and, to a lesser extent, an increase in accounts on file in the EMEA and LAC regions.

Revenue growth in EMEA for the three and nine months ended September 30, 2007 in comparison to the same periods in 2006 is due to foreign currency exchange rate movement, new business and growth from existing clients partially offset by

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

lost business. Acquisition growth also contributed a significant amount to the growth for the three and nine-month periods and mostly relates to supporting switching debit and ATM transactions as well as debit card transactions and card issuer processing. Revenue growth in Australia and New Zealand (“ANZ”) for the three and nine months ended September 30, 2007 in comparison to the same periods in 2006 is due mostly to foreign currency exchange rate movements while other contributors such as new business and growth of existing clients were substantially offset by lost business and price compression. Revenue growth in LAC for the same periods is due mostly to the acquisition discussed above while other contributors such as growth of existing merchant acquiring businesses as a result of increased volumes, increases in card accounts on file and new business were partially offset by lost business and price compression.

As noted above, transaction and processing service fee revenue is driven by accounts on file and transactions. The spread between growth in these two indicators and revenue growth is driven mostly by the change in the mix of transaction types resulting from acquisitions. The effects of foreign currency exchange rate fluctuations also contributed to the spread.

At September 30, 2007, the International segment had approximately 2.5 million accounts in the pipeline which were primarily retail. The Company expects to convert the majority of these accounts in 2008.

Product sales and other revenue

The increase in product sales and other revenue for the three and nine months ended September 30, 2007 over the same periods in 2006 resulted from increased terminal-related revenue driven mainly by the above described acquisitions in the LAC and EMEA regions as well as professional services fees associated with the VisionPLUS managed service supported by the Company’s Singapore office. Also contributing to growth in the nine-month period is an increase due to the receipt of contract termination fees.

Operating profit

The segment’s operating profit increased for the three and nine months ended September 30, 2007 compared to the same periods in 2006 due to the factors described above including acquisitions, growth from existing clients and foreign currency exchange rate movements. Expenditures on strategic business initiatives in EMEA and expansion in regions such as Asia in the three and nine-month periods in 2007 compared to the same periods in 2006 continue to have a significant adverse impact on operating profit growth and segment margins. Also negatively impacting segment operating profit as a result of the merger was the acceleration of restricted stock awards. This negatively impacted segment operating profit by 6 percentage points and 2 percentage points for the three and nine-month periods, respectively. Purchase accounting associated with the merger did not significantly impact operating profit for the three and nine months ended September 30, 2007, respectively.

Integrated Payment Systems Segment Results

	Combined		Predecessor
	Three months ended September 30,				Change
(in millions)	2007	% of Segment Revenue	2006	% of Segment Revenue	Amount		%
Revenues:
Transaction and processing service fees	$15.1	55%	$16.9	65%	$(1.8)		(11)%
Investment income, net (a)	10.2	37%	8.7	33%	1.5		17%
Other revenue	2.0	8%	0.6	2%	1.4		NM

Total revenue	$27.3	100%	$26.2	100%	$1.1		4%

Operating profit	$0.8		$(1.5)		$2.3		153%
Operating margin	3%		(6)%		9	pts

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

	Combined		Predecessor
	Nine months ended September 30,				Change
(in millions)	2007	% of Segment Revenue	2006	% of Segment Revenue	Amount		%
Revenues:
Transaction and processing service fees	$45.0	41%	$50.1	55%	$(5.1)		(10)%
Investment income, net (a)	59.0	54%	40.4	44%	18.6		46%
Other revenue	5.8	5%	0.8	1%	5.0		NM

Total revenue	$109.8	100%	$91.3	100%	$18.5		20%

Operating profit	$25.5		$5.2		$20.3		NM
Operating margin	23%		6%		17	pts

	Successor		Predecessor
(in millions)	Period from September 25 through September 30, 2007	% of Segment Revenue	Period from July 1 through September 24, 2007	% of Segment Revenue	Period from January 1 through September 24, 2007	% of Segment Revenue
Revenues:
Transaction and processing service fees	$1.0	35%	$14.1	58%	$44.0	41%
Investment income, net (a)	1.8	62%	8.4	34%	57.2	54%
Other revenue	0.1	3%	1.9	8%	5.7	5%

Total revenue	$2.9	100%	$24.4	100%	$106.9	100%

Operating profit	$1.3		$(0.5)		$24.2
Operating margin	45%		(2)%		23%

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

Transaction and processing service fee revenue

Transaction volumes have decreased slightly for the three and nine-month periods in 2007 compared to the same periods in 2006. The decrease in transaction and processing service fee revenue during the three and nine months ended September 30, 2007 compared to the same periods in 2006 was due mostly to a new service offering arrangement associated with retail money order offered to Western Union and to a lesser extent lost contracts.

Investment income, net

The increase in investment income during the three and nine months ended September 30, 2007 compared to the same periods in 2006 was driven by the official check business. The increase in earnings is due mostly to decreased commissions paid to official check agents resulting from pricing reductions as part of the wind down of the official check and money order business and the impact of hedge instruments. Partially offsetting this improvement in the three-month period was a decrease due to losses recognized on the sale of investments and hedges as part of the repositioning the IPS portfolio in conjunction with the wind-down of the official check and money order business. Also benefiting the nine-month period were net gains recognized on the sale of investments and hedges from this same repositioning of the IPS official check and money order portfolio. During the three and nine months ended September 30, 2007, the Company recognized a loss of $11.7 million and a gain of $3.1 million, respectively, on the repositioning of portfolio investments, net of the impact of terminating the associated interest rate swaps. The Company plans to further reposition the portfolio from short-term municipal bonds currently held to short-term taxable investment securities in the first quarter 2008.

Operating profit

The increase in operating profit and operating margin for the three and nine months ended September 30, 2007 compared to the same periods in 2006 was most significantly due to the increase in “Investment income, net” discussed above.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

All Other and Corporate

	Three months ended September 30,
(in millions)	Combined 2007	Predecessor 2006	Percent Change
Revenue	$132.4	$112.3	18%
Operating loss	(246.5)	(36.0)	585%

	Nine months ended September 30,
(in millions)	Combined 2007	Predecessor 2006	Percent Change
Revenue	$346.3	$337.0	3%
Operating loss	(346.9)	(88.7)	291%

	Successor	Predecessor
(in millions)	Period from September 25 through September 30, 2007	Period from July 1 through September 24, 2007	Period from January 1 through September 24, 2007
Revenues	$9.2	$123.2	$337.1
Operating loss	(1.4)	(245.1)	(345.5)

Revenues

The increase in revenues for the three and nine months ended September 30, 2007 compared to the same period in 2006 resulted most significantly from an increase in royalty revenue. This increase is partially offset by a decrease in Corporate’s interest income due to an increase in cash in the third quarter 2006. The increase in cash balances was a result of the issuance of commercial paper to enable a debt-for-debt exchange as well as to fund the repayment of notes between the Company and Western Union both in connection with the spin-off of Western Union. The third quarter increase is also partially offset by small reductions in revenue for other business units which individually were not significant.

Operating loss

The increase in operating loss for the three and nine months ended September 30, 2007 compared to the same periods in 2006 resulted from consulting, legal and professional service fees related to the merger totaling approximately $54 million and $70 million in the three and nine months, respectively, costs associated with the accelerated vesting of restricted stock awards and stock options related to the merger totaling approximately $185 million, including taxes, in each of the periods, and costs incurred related to the domestic data center consolidation and international data center and platform consolidations totaling approximately $14 million and $29 million in the three and nine-month periods, respectively. The increase in operating loss is partially offset by an increase in royalty income as well as a gain on foreign exchange rate movements for both the three and nine-month periods. Fluctuations in the other businesses were not individually significant. Also impacting segment operating profit were purchase accounting entries made as a result of the merger. Purchase accounting negatively impacted operating profit by 1 percentage point for the three months ended September 30, 2007. Purchase accounting had no impact on operating profit for the nine-month period.

Capital Resources and Liquidity

The Company’s source of liquidity during the first nine months of 2007 was cash generated from operating activities and long-term borrowings incurred as part of the merger. The Company believes its current level of cash and short-term financing capabilities along with future cash flows from operations are sufficient to meet the needs of its existing businesses. Due to the merger, a greater portion of the Company’s resources are required to fund the interest expense resulting from the new borrowings. The following discussion highlights the Company’s cash flow activities from continuing operations during the nine months ended September 30, 2007 and 2006.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Cash and Cash Equivalents

Highly liquid investments (other than those included in settlement assets) with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates market value. At September 30, 2007 and December 31, 2006, the Company held $1,676.7 million and $1,154.2 million in cash and cash equivalents, respectively. Approximately $720 million of the September 30, 2007 balance pertains to cash received as part of the merger transaction that is due to be paid to former shareholders.

Excluded from cash and cash equivalents at September 30, 2007 and December 31, 2006 were $56.7 million and $27.4 million, respectively, of assets that would otherwise meet the definition of cash and cash equivalents. Such excluded amounts pertained to required investments in connection with the Company’s First Financial Bank and required investments related to other operations and are included in “Other assets” on the Consolidated Balance Sheets.

Cash held outside of the United States at September 30, 2007 and December 31, 2006 was $314.0 million and $441.6 million, respectively.

The following discussion addresses the nine month period ended September 30, 2007 (predecessor and successor combined) other than circumstances where specific activity relates to the predecessor and successor periods.

Cash Flows from Operating Activities from Continuing Operations

	Successor	Predecessor
	Period from September 25 through September 30,	Period from January 1 through September 24,	Nine months ended September 30,
Source/(use) (in millions)	2007	2007	2006
Net (loss) income from continuing operations	$(28.7)	$464.4	$607.7
Depreciation and amortization	22.8	540.2	522.2
Other non-cash and non-operating items, net	22.6	88.7	(123.5)
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable	7.8	(145.4)	28.6
Other assets	1.8	5.8	84.8
Accounts payable and other liabilities	53.0	(4.8)	(139.0)
Income tax accounts	(21.2)	69.6	127.8
Excess tax benefit from share-based payment arrangement	—	(219.8)	(106.4)

Net cash provided by operating activities from continuing operations	$58.1	$798.7	$1,002.2

Other non-cash and non-operating items and charges include restructuring, impairments, litigation and regulatory settlements, other, investment gains and losses, divestitures and debt repayment gain/(loss) as well as undistributed earnings in affiliates, stock compensation and employee stock purchase plan (“ESPP”) expense, and gains on the sale of merchant portfolios, the proceeds from which are recognized in investing activities. The change in 2007 compared to 2006 resulted most significantly from a gain recognized in 2006 related to the value of interest rate swaps that did not qualify for hedge accounting and the Visa settlement litigation in 2006 offset by asset impairments and a loss on hedges not qualifying for hedge accounting in 2007.

The change in accounts receivable between years was the result of a use of cash for restructuring certain settlement arrangements and the timing of collections compared to billings. The change in accounts payable and other liabilities between years resulted from timing of payments and accruals for various liabilities. The change in income tax accounts was the result of a lower tax provision, higher tax payments and a higher tax benefit associated with the exercising of options and restricted stock during the first nine months of 2007 compared to 2006 which had a tax benefit associated with the significant number of stock options exercised during the first quarter of 2006. Also included in net cash provided by operating activities was a use of cash of approximately $70 million resulting from the payment of merger related costs.

The increase in excess tax benefit from share-based payment arrangement relates to the accelerated payout of stock options and restricted stock in the third quarter 2007.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Cash Flows from Investing Activities from Continuing Operations

	Successor	Predecessor
	Period from September 25 through September 30,	Period from January 1 through September 24,	Nine months ended September 30,
Source/(use) (in millions)	2007	2007	2006
Merger, net of cash acquired	$(24,974.5)	$—	$—
Current year acquisitions, net of cash acquired	—	(690.3)	(277.6)
Payments related to other businesses previously acquired	—	(50.0)	(50.4)
Proceeds from dispositions, net of expenses paid	—	—	68.5
Additions to property and equipment, net	—	(275.5)	(108.2)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	—	(123.7)	(84.5)
Proceeds from the sale of marketable securities	—	11.8	21.0
Dividend received from discontinued operations	—	—	2,500.0
Cash retained by Western Union	—	—	(1,327.8)
Other investing activities	(35.5)	(9.5)	290.0

Net cash provided by (used in) investing activities from continuing operations	$(25,010.0)	$(1,137.2)	$1,031.0

Merger

As discussed in Note 2, the Company merged with an entity controlled by an affiliate of KKR on September 24, 2007. The $25 billion represents the use of cash to purchase the FDC shares from its shareholders as well as other related transaction costs.

Acquisitions

During the nine months ended September 30, 2007, the Company acquired 100% of Size Technologies, Inc., Datawire, Instant Cash, Intelligent Results, FundsXpress, POLCARD and various merchant portfolios for cash consideration. The Company expects to fund in excess of $100 million for other acquisitions and minority interest buy outs during the remainder of 2007. During the nine months ended September 30, 2006, the Company created a joint venture with Banca Nazionale del Lavoro, acquired substantially all of the assets of ClearCheck, Inc. and acquired 100% of First Data Deutschland (formerly GZS) and Peace Software.

Payments Related to Other Businesses Previously Acquired

During the nine months ended September 30, 2007 and 2006, payments related to other businesses previously acquired related mostly to contingent consideration largely associated with a merchant alliance.

Capital Expenditures

The following table discloses amounts capitalized related to customer contracts, conversion costs, systems development and property and equipment. The amount capitalized associated with the successor period is not determinable at this time and is not expected to be material. The significant increase in the nine month period ended September 30, 2007, in comparison to the same period in 2006, in property and equipment related mostly to the purchase of buildings and fixed assets out of synthetic leases triggered by the merger and expenditures related to the U.S. data center consolidation.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

	Successor	Predecessor
	Period from September 25 through September 30,	Period from January 1 through September 24,	Nine months ended September 30,
(in millions)	2007	2007	2006
Customer contracts	$—	$46.9	$13.3
Conversion costs	—	20.9	25.6
Systems development	—	55.9	45.6

Subtotal	—	123.7	84.5
Property and equipment	—	275.5	108.2

Total amount capitalized	$—	$399.2	$192.7

The Company expects to incur capital expenditures of approximately $525 million for the full year 2007 including almost $100 million related to the aforementioned synthetic lease buy outs.

Proceeds from the Sale of Marketable Securities

Proceeds from the sale of marketable securities for the nine months ended September 30, 2007 included $11.8 million from the partial liquidation of marketable securities. Proceeds from the sale of marketable securities for the nine months ended September 30, 2006 included $9.6 million from the partial liquidation of marketable securities acquired in the Concord merger and $10.7 million from the redemption of MasterCard stock.

Dividend Received from Discontinued Operations

Immediately prior to its spin-off, Western Union transferred $2.5 billion in cash to FDC. Within several months after the spin-off, the Company utilized the majority of the proceeds to repurchase debt.

Cash Retained by Western Union

Cash retained by Western Union represents cash balances retained by Western Union at the date of its spin-off.

Other Investing Activities

The use of cash from other investing activities for the nine months ended September 30, 2007 related to sources of $75.0 million in distributions from certain strategic investments, proceeds from the sale of merchant portfolios, proceeds from the sale of investments and $48.8 million related to activity associated with the Company’s First Financial Bank. Offsetting these sources were uses related to $105.4 million in payments for termination of interest rate and cross currency swaps, a $46.6 million increase in regulatory, restricted and escrow cash balances and the distribution of $27.6 million in proceeds related to the sale of Taxware to a minority holder. The source of cash from other investing activities for the nine months ended September 30, 2006 related to $168.9 million in activity from the date of acquisition for First Data Deutschland, a $148.1 million reduction in regulatory, restricted and escrow cash balances, $39.0 million of proceeds from investment and other activity and proceeds of $27.1 million resulting from the sale of corporate aircraft. Partially offsetting these sources were uses related to a contingent payment of $29.9 million related to the 2004 disposition of NYCE (all but $1.6 million of which was accrued at December 31, 2005), a net cash outflow of $32.6 million associated with the sale of a facility related to the Concord merger, and a use of $32.2 million resulting from the purchase of investments related to the Company’s First Financial Bank, payments related to certain derivative financial instruments and other items not individually significant.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Cash Flows from Financing Activities from Continuing Operations

	Successor	Predecessor
	Period from September 25 through September 30,	Period from January 1 through September 24,	Nine months ended September 30,
Source/(use) (in millions)	2007	2007	2006
Short-term borrowings, net	$151.2	$26.3	$602.4
Proceeds from issuance of long-term debt	21,213.5	—	—
Principal payments on long-term debt	(1,962.6)	(126.6)	(681.1)
Proceeds from issuance of common stock	7,226.5	187.4	656.7
Excess tax benefit from share-based payment arrangement	—	219.8	106.4
Purchase of treasury shares	—	(371.8)	(884.8)
Cash dividends	—	(67.7)	(137.8)

Net cash provided by (used in) financing activities from continuing operations	$26,628.6	$(132.6)	$(338.2)

Short-Term Borrowings, net

The Company had a $1.5 billion commercial paper program that was supported by a $1.5 billion revolving credit facility, both of which terminated in conjunction with the merger. The increase in short-term borrowings related to $200 million drawn down on the senior secured revolving credit facility discussed below offset partially by a repayment on a credit line.

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

On September 24, 2007, in conjunction with the merger, the Company repurchased debt as follows:

(in millions)	Principal Amount Repurchased
Medium-term note due 2007	$59.8
Medium-term note due 2008	26.9
3.375% Notes due 2008	431.9
3.90% Notes due 2009	87.5
4.50% Notes due 2010	137.3
5.625% Notes due 2011	115.7
4.70% Notes due 2013	428.6
4.85% Notes due 2014	338.3
4.95% Notes due 2015	360.9

$1,986.9

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

In combination with the September debt repurchases, the Company terminated the interest rate swaps associated with these debt instruments. The Company incurred a fee of $6.0 million in connection with this debt repurchase.

In September 2006, the Company paid off medium term notes in the amount of $650 million.

Proceeds from the Issuance of Long-Term Debt

The senior unsecured cash-pay term loan facility, senior unsecured PIK term loan facility and senior subordinated unsecured credit facility are discussed more fully below and represent bridge financing (the “bridge facilities”). The Company expects that it will issue note securities to replace these bridge facilities on or before one year from the transaction date. In October 2007, $2.2 billion of the senior unsecured cash-pay term loan facility was repaid upon issuance of 9.875% senior unsecured cash-pay notes due 2015.

On September 24, 2007, the Company entered into several new debt instruments in conjunction with the merger. Details of each instrument are described below. Fees totaling $578.0 million associated with the issuance of the new debt instruments were capitalized as deferred financing costs and were reported in the “Other assets” line of the Consolidated Balance Sheet. Approximately $112.5 million of these fees were incurred on the bridge facilities. The terms of the bridge facilities provide for the repayment of all or a diminishing portion of the fees, depending upon timing, if the bridge facilities are refinanced in less than a year. The Company will incur additional underwriting fees when the bridge facilities are refinanced. The deferred financing costs are being amortized over a weighted-average period of six years.

Senior Secured Revolving Credit Facility and Senior Secured Term Loan Facility

The Company entered into a $2.0 billion senior secured revolving credit facility with a term of six years. The Company drew $200.0 million against the senior secured revolving credit facility at the time of the merger. The Company also entered into a $13.0 billion senior secured term loan facility with a term of seven years. A portion of the senior term loan facility is available in the form of a delayed draw term loan facility in an amount approximately equal to existing notes remaining outstanding after the tender offers described above were completed. The delayed draw term loan facility may be drawn as the remaining notes are repaid. As of September 30, 2007 the Company had $12.8 billion outstanding against the senior secured term loan facility, $1.0 billion of which was denominated in euros (709.2 million euro).

Interest is payable at a rate equal to, at the Company’s option, either (a) LIBOR for deposits in the applicable currency plus an applicable margin or (b) the higher of (1) the prime rate of Credit Suisse and (2) the federal funds effective rate plus 0.50%, plus an applicable margin. The Company, however, made an irrevocable election to pay interest for the senior secured term loan facility solely under option (a). In combination with the debt issuance, the Company designated as accounting hedges two five-year interest rate swaps related to the senior secured term loan facility with notional amounts of $2.0 billion and $1.0 billion to receive interest at variable rates equal to LIBOR and pay interest at fixed rates of 4.978% and 5.2475%, respectively. In October 2007, the Company entered into interest rate swaps with an additional $3.0 billion of notional value.

The interest rate margin noted above may be reduced subject to the Company attaining certain leverage ratios. In addition to paying interest on the outstanding principal amounts, the Company is required to pay commitment fees for the unutilized commitments. The initial commitment fee rates are 0.50% per year for the senior secured revolving credit facility and 0.75% per year on the delayed draw portion of the senior secured term loan facility. The commitment fee rate related to the senior secured revolving credit facility may be reduced subject to the Company reducing its leverage to specified ratios.

Installments

The Company will be required to pay equal quarterly installments in aggregate annual amounts equal to 1% of the original funded principal amount of the senior secured term loan facility, with the balance being payable on the final maturity date. Principal amounts outstanding under the senior secured revolving credit facility are due and payable in full at maturity.

Prepayments

The senior secured credit facilities require the Company to prepay outstanding term loans, subject to certain exceptions, with:

•

50% of the Company’s annual excess cash flow (which percentage will be reduced to 25% if the Company’s total leverage ratio is 7.0x or less and 0% if the Company’s total leverage ratio is 6.0x or less);

•	100% of the net cash proceeds of all non-ordinary course asset sales or other dispositions of property, subject to the Company’s right to reinvest the proceeds; and

•	100% of the net cash proceeds of any incurrence of debt, other than proceeds from the debt permitted under the senior secured credit facilities.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

A portion of the senior secured term loan facility is subject to prepayment penalties on any mandatory repayments (other than mandatory prepayments arising from excess cash flow). These prepayment penalties vary from 1% to 3% depending on the timing and class of the term loan facility. The Company may prepay outstanding loans under the senior secured revolving credit facility at any time.

Guarantees

All obligations under the senior secured revolving credit facility and senior secured term loan facility are unconditionally guaranteed by substantially all existing and future, direct and indirect, wholly owned, material domestic subsidiaries of the Company other than Integrated Payment Systems Inc. The senior secured facilities contain a number of covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, create liens, enter into sale and leaseback transactions, engage in mergers or consolidations, sell or transfer assets, pay dividends and distributions or repurchase the Company’s capital stock, make investments, loans or advances, prepay certain indebtedness, make certain acquisitions, engage in certain transactions with affiliates, amend material agreements governing certain indebtedness and change its lines of business. The senior secured facilities also require the Company to maintain a maximum senior secured leverage ratio and contain certain customary affirmative covenants and events of default, including a change of control beginning at the one year anniversary of debt issuance. The Company is in compliance with all applicable covenants as of September 30, 2007.

Senior Unsecured Cash-pay Term Loan Facility and Senior Unsecured PIK Term Loan Facility

The Company entered into a $3.8 billion senior unsecured cash-pay term loan facility and a $2.8 billion senior unsecured PIK term loan facility with terms of one year with a seven year option discussed below (“senior unsecured credit facilities”). Interest for the first six-month period is payable at a rate equal to LIBOR plus 3.5% for the cash-pay term loan facility and LIBOR plus 4.5% for the PIK term loan facility (“initial rates”). Interest for the three-month period commencing after the initial six-month period is payable at the initial rates plus 0.50%. Thereafter, subject to the caps noted below, the interest rates will be increased by 0.50% at the beginning of each three-month period subsequent to the initial nine-month period, for so long as the loans are outstanding. For so long as the Company is not in default, the maximum interest rates the Company may pay related to these facilities are 9.875% for the senior unsecured cash-pay term loan facility and 10.55% for the senior unsecured PIK term loan facility. The increase in interest rates is related to these facilities being bridge facilities and, as discussed above, the Company expects to refinance the borrowings under the bridge facilities. As noted above and in October 2007, $2.2 billion of the senior unsecured cash-pay term loan facility was repaid upon issuance of 9.875% senior unsecured cash-pay notes due 2015.

Interest on the senior unsecured PIK term loan up to and including September 30, 2011 will be paid entirely by increasing the principal amount of the outstanding loan or by issuing senior unsecured PIK debt. Beginning October 1, 2011, such interest will be payable in cash.

If any borrowings under the senior unsecured credit facilities remain outstanding on the one-year anniversary (the “initial maturity date”) of the closing of the senior unsecured credit facilities, the lenders will have the option to exchange the initial loans for senior cash-pay notes or senior PIK notes with a term of seven years.

The senior unsecured credit facilities contain certain mandatory redemption requirements, such as “excess cash flow,” in certain circumstances. Voluntary repayments are allowed and are subject to certain costs.

All obligations under the senior unsecured credit facilities will be jointly and severally guaranteed on a senior basis by each of the Company’s domestic subsidiaries that guarantee obligations under the Company’s senior secured credit facilities described above. The senior unsecured credit facilities contain a number of covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, create liens, engage in mergers or consolidations, sell or transfer assets and subsidiary stock, pay dividends and distributions or repurchase its capital stock, make certain investments, loans or advances, prepay certain indebtedness, enter into agreements that restrict the payment of dividends by subsidiaries or the repayment of intercompany loans and advances and engage in certain transactions with affiliates. In addition, the senior unsecured credit facilities will impose certain requirements as to future subsidiary guarantors and contain certain customary affirmative covenants consistent with those in the senior secured credit facilities described above, to the extent applicable, and certain customary events of default. The Company is in compliance with all applicable covenants as of September 30, 2007.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Senior Subordinated Unsecured Credit Facility

The Company entered into a senior subordinated unsecured credit facility providing senior subordinated unsecured financing of $2.5 billion consisting of a $2.5 billion senior subordinated unsecured term loan facility with a term of one year with a seven and a half year option discussed below. Interest for the first six-month period is payable at a rate equal to LIBOR plus 4.75% (“initial rate”). Interest for the three-month period commencing after the initial six-month period is payable at the initial rate plus 0.50%. Thereafter, subject to the caps noted below, the interest rate will be increased by 0.50% at the beginning of each three-month period subsequent to the initial nine-month period, for so long as the senior subordinated loan is outstanding. For so long as the Company is not in default, the maximum interest rates the Company may pay related to this facility is 11.250%. The increase in interest rates is related to this facility being a bridge facility and the Company expects to refinance the borrowings under the bridge facility.

If any borrowings under the senior subordinated unsecured credit facility remain outstanding on the one-year anniversary of the closing of the senior subordinated unsecured credit facility, the lenders will have the option to exchange the initial subordinated loan for senior subordinated notes with a term of seven and a half years that the Company will issue under a senior subordinated indenture.

The senior subordinated unsecured credit facility contains certain mandatory redemption requirements. Voluntary repayments are allowed and are subject to certain costs.

All obligations under the senior subordinated unsecured credit facility will be jointly and severally guaranteed on a senior subordinated basis by each of the Company’s domestic subsidiaries that guarantee obligations under the Company’s senior secured credit facilities described above. The senior subordinated unsecured credit facility contains a number of covenants similar to those described for the senior unsecured credit facilities noted above. The Company is in compliance with all applicable covenants as of September 30, 2007.

Covenant Compliance

Under the credit facilities and the associated indentures, certain limitations, restrictions and defaults could occur if the Company is not able to satisfy and remain in compliance with specified financial ratios. Under the senior secured term loan facility, the Company has agreed it will not permit the Consolidated Senior Secured Debt to Consolidated EBITDA (both as defined in the agreement) Ratio for any 12 month period (last four fiscal quarters) ending during a period set forth below to be greater than the ratio set forth below opposite such period:

Period	Ratio
October 1, 2008 to September 30, 2009	7.25 to 1.00
October 1, 2009 to September 30, 2010	7.00 to 1.00
October 1, 2010 to September 30, 2011	6.75 to 1.00
October 1, 2011 to September 30, 2012	6.50 to 1.00
October 1, 2012 to September 30, 2013	6.25 to 1.00
Thereafter	6.00 to 1.00

Until October 1, 2008, if the Company doesn’t maintain a Consolidated Total Debt to Consolidated EBITDA (both as defined in the agreement) Ratio not greater than 8.75 to 1.00, it shall become subject to certain limitations and restrictions. As of September 30, 2007 the Company is in compliance with this measure.

Consolidated EBITDA (as defined in the agreements) is used to determine the Company’s compliance with certain covenants in the senior secured revolving credit facility, senior secured term loan facility, senior unsecured cash-pay term loan facility, senior unsecured PIK term loan facility, senior subordinated unsecured credit facility and one or more indentures related thereto. EBITDA is calculated by reference to income (loss) from continuing operations plus interest and other financing costs, net, provision for income taxes, and depreciation and amortization. Consolidated EBITDA as defined in the agreements (also referred to as debt covenant EBITDA) is calculated by adjusting EBITDA to exclude unusual items and other adjustments permitted in calculating covenant compliance under the indentures and the credit facilities. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Consolidated EBITDA are appropriate to provide additional information to investors to demonstrate compliance with our financing covenants.

The breach of covenants in the senior secured term loan facility that are tied to ratios based on Consolidated EBITDA beginning October 1, 2008 could result in a default under that agreement and the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration would also result in a default under the indentures. Additionally, under the debt agreements, the Company’s ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on Consolidated EBITDA.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

The calculation of Consolidated EBITDA under the senior secured term loan facility is as follows:

	Successor	Predecessor
	Period from September 25 through September 30,	Period from July 1 through September 24,	Period from January 1 through September 24,	Three months ended September 30,	Nine months ended September 30,
	2007	2007	2007	2006	2006
Income (loss) from continuing operations	$(28.7)	$63.8	$464.4	$131.3	$607.7
Interest expense, net (1)	31.0	23.3	72.8	58.5	167.0
Income taxes	(21.2)	18.2	125.8	4.7	164.8
Depreciation and amortization	22.8	175.2	540.2	176.9	522.2

EBITDA (14)	3.9	280.5	1,203.2	371.4	1,461.7

Stock based compensation (2)	—	215.0	267.0	14.5	53.4
Other items (3)	21.7	(1.2)	17.7	114.1	(74.7)
Debt repayment (4)	6.0	—	(1.4)	—	—
Pretax equivalency adjustment (5)	3.9	54.7	175.7	62.6	183.7
Integrated Payment Systems segment EBITDA (6)	(0.0)	(1.6)	(29.1)	(2.3)	(16.6)
Cost of data center and technology initiatives (7)	1.4	19.5	49.8	1.0	4.4
Pre-acquisition EBITDA of acquired businesses (8)	0.2	2.3	19.9	18.3	54.5
Western Union spin-off costs (9)	—	—	—	16.8	20.3
Transaction related fees	—	53.8	69.7	—	—
Sponsor’s annual management fee	0.3	—	—	—	—

Adjusted EBITDA excluding projected near-term cost savings (14)	37.4	623.0	1,772.5	596.4	1,686.7

Projected near-term cost savings (10)	3.3	46.7	146.7	—	—

Adjusted EBITDA (14)	40.7	669.7	1,919.2	$596.4	$1,686.7

Minority interest (11)	2.5	37.7	107.5
Equity entities taxes, depreciation and amortization (12)	1.5	20.5	60.0
Other (13)	0.1	(7.0)	1.3

Consolidated EBITDA (14)	$44.8	$720.9	$2,088.0

(1)	Includes interest expense and interest income.
(2)	Stock based compensation recognized as expense and related payroll taxes.
(3)	Other items include net restructuring, impairments, litigation and regulatory settlements, investment gains and losses, net divestiture gains, certain minority interest adjustments and other.
(4)	Loss or net gain resulting from the early repayment of long-term debt.
(5)	Represents an adjustment to reflect Integrated Payment Systems segment operating results as if the underlying investments were held in taxable securities rather than the tax-free municipal securities in which they are actually held.
(6)	Represents an adjustment to exclude Integrated Payment Systems from EBITDA due to the Company’s announcement to wind down the official check and money order businesses of the segment, which comprise the majority of the segment’s operations.
(7)	Represents expense associated with platform and data center consolidation initiatives in the First Data International segment considered one-time projects and expense associated with domestic data center consolidation initiatives considered one-time projects estimated to be completed in 2009.
(8)	Reflects the EBITDA of companies acquired after January 1, 2006 through September 30, 2007, as if these companies had been acquired on January 1, 2006.
(9)	Represents consulting fees expensed during 2006 related to the Western Union spin-off which occurred on September 29, 2006.
(10)	Reflects costs savings projected to be achieved within twelve months (the majority of which, at this time, are associated with certain corporate overhead and operational business unit cost reduction efforts).
(11)	Reflects minority interest not already accounted for in Other items above.
(12)	Represents the Company’s proportional share of income taxes, depreciation, and amortization on equity method investments.
(13)	Includes non-capitalized merger and acquisition costs, losses on equity method investments, amortization of unrecognized actuarial gains and losses on pensions, and foreign exchange gains and losses.
(14)	EBITDA is defined as income (loss) from continuing operations plus interest expense, income taxes, depreciation and amortization. EBITDA is not a recognized term under GAAP and does not purport to be an alternative to income from continuing operations as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA is not intended to be a measure of free cash flow available for management’s discretionary use as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. The presentation of EBITDA has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of the Company’s results as reported under GAAP. Management believes EBITDA is helpful in highlighting trends because EBITDA excludes the results of decisions that are outside the control of operating management and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. In addition, EBITDA provides more comparability between the Company’s predecessor results and the Company’s successor results that reflect purchase accounting and the Company’s new capital structure. Management compensates for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone.

Adjusted EBITDA excluding near term cost savings is defined as EBITDA further adjusted to exclude certain items and other adjustments and is used by management as a measure of liquidity. The Company believes that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA excluding near term cost savings are appropriate to provide additional information to investors about certain material non-cash items, non-recurring items that we do not expect to continue at the same level in the future and certain items management believes will materially impact future operating results.

Adjusted EBITDA is defined as Adjusted EBITDA excluding near term cost savings further adjusted to reflect cost savings projected to be achieved within twelve months. Management believes the supplementary adjustments are appropriate to provide investors additional information about near term cost cutting initiatives.

Consolidated EBITDA (or debt covenant EBITDA) is defined as Adjusted EBITDA further adjusted to exclude other adjustments that will be used in calculating covenant compliance under the agreements governing new senior unsecured debt and/or new senior secured credit facilities. The Company believes that the inclusion of supplementary adjustments to Adjusted EBITDA applied in presenting Consolidated EBITDA are appropriate to provide additional information to investors about items that will impact the calculation of EBITDA that is used to determine covenant compliance under the agreements governing new senior unsecured debt and/or new senior secured credit facilities. Since not all companies use identical calculations, this presentation of Consolidated EBITDA may not be comparable to other similarly titled measures of other companies.

Proceeds from Issuance of Common Stock

Proceeds from the issuance of common stock resulted from stock option exercises and purchases under the Company’s ESPP during the predecessor period. Proceeds in the successor period from September 25, 2007 through September 30, 2007 represent equity funding from Holdings related to the merger.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Excess Tax Benefit from Share-based Payment Arrangement

The excess tax benefit from share-based payment arrangement is discussed in the “Cash Flows from Operating Activities from Continuing Operations” section above.

Purchase of Treasury Shares

During the first nine months of 2007 and 2006, the Company repurchased 11.2 million and 19.2 million shares, respectively, for $335.3 million and $882.7 million, respectively, related to employee benefit plans. The decrease in shares purchased was a result of a significant number of stock option exercises during the first quarter 2006. The difference between the cost of shares repurchased noted above and the amount reflected in the Consolidated Statements of Cash Flows is due to timing of trade settlements. The Company did not repurchase any shares under its board authorized stock repurchase programs during either period.

Cash Dividends

The decrease in cash dividends was due to the Company decreasing its quarterly dividend from $0.06 per share to $0.03 per share for common stockholders of record subsequent to the Western Union spin-off.

Letters and Lines of Credit

The Company had $41.5 million in outstanding letters of credit at September 30, 2007, of which nearly all expire in 2008 with a one-year renewal option. The letters of credit are held in connection with certain business combinations, lease arrangements and bankcard association agreements. The Company expects to renew the letters of credit prior to expiration.

The Company has lines of credit associated with First Data Deutschland which totaled approximately 160 million euro, or approximately $226 million, as of September 30, 2007. The Company had $71.8 million outstanding against these lines of credit as of September 30, 2007.

The Company also has lines of credit associated with Cashcard Australia, Ltd. (“Cashcard”) which are periodically used to fund ATM settlement activity. As of September 30, 2007, the lines of credit totaled approximately 162 million Australian dollars, or approximately $141 million. The Company did not have any borrowings outstanding against the lines of credit for Cashcard as of September 30, 2007.

The Company has two credit facilities associated with POLCARD which are periodically used to fund settlement activity. As of September 30, 2007, the facilities totaled approximately 65 million Polish zloty, or approximately $24 million. The Company did not have any borrowings outstanding against the facilities for POLCARD as of September 30, 2007.

Significant Non-Cash Transactions

Significant non-cash transactions during the nine months ended September 30, 2007 included the grant of approximately 3.7 million shares of restricted stock to certain employees.

Significant non-cash transactions during the nine months ended September 30, 2006 included the grant of approximately 0.9 million shares of restricted stock to certain employees.

In connection with its spin-off, Western Union transferred $1 billion of Western Union notes to FDC. On September 29, 2006, the Company exchanged these Western Union notes for FDC debt (commercial paper) held by investment banks (the “debt-for-debt exchange”).

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

Off-Balance Sheet Arrangements

Other than facility and equipment leasing arrangements, the Company did not engage in off-balance sheet financing activities. On September 20, 2007, the Company purchased the buildings and equipment under its synthetic

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

operating lease arrangements as contractually required due to change in control provisions contained in the agreements. Rent expense related to synthetic operating leases was $1.9 million and $2.2 million for the predecessor periods from July 1 through September 24, 2007 and the three months ended September 30, 2006, respectively, and $4.7 million and $7.1 million for the predecessor periods from January 1 through September 24, 2007 and the nine months ended September 30, 2006, respectively.

Contractual Obligations

The Company’s contractual obligations as of September 30, 2007 are as follows (in millions):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Debt	$22,272.3	$493.2	$297.3	$294.1	$21,187.7
Capital lease obligations	170.5	49.4	48.4	8.8	63.9
Operating leases	232.7	56.5	82.4	79.1	14.7
Pension plan contributions (a)	7.1	7.1	—	—	—
Purchase obligations (b):
Technology and telecommunications (c)	358.6	202.9	125.5	23.1	7.1
All other (d)	120.9	101.6	15.4	3.9	—
Other long-term liabilities	23.3	12.9	9.5	0.6	0.3

	$23,185.4	$923.6	$578.5	$409.6	$21,273.7

(a)	The amount of pension plan contributions depends upon various factors that cannot be accurately estimated beyond a one-year time frame.
(b)	Many of the Company’s contracts contain clauses that allow the Company to terminate the contract with notice, and with or without a termination penalty. Termination penalties are generally an amount less than the original obligation. Certain contracts also have an automatic renewal clause if the Company does not provide written notification of its intent to terminate the contract. Obligations under certain contracts are usage-based and are, therefore, estimated in the above amounts. Historically, the Company has not had any significant defaults of its contractual obligations or incurred significant penalties for termination of its contractual obligations.
(c)	Technology and telecommunications includes obligations related to hardware purchases, software licenses, hardware and software maintenance and support, technical consulting services and telecommunications services.
(d)	Other includes obligations related to materials, data, non-technical contract services, facility security and maintenance and marketing promotions.

The adoption of Financial Account Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109,” in January 2007 resulted in an increase in income taxes payable of approximately $310 million, including approximately $122 million of income tax liabilities for which Western Union is required to indemnify the Company. Approximately $140 million of the increase was reclassified from deferred tax liabilities to income taxes payable. Both income taxes payable and deferred tax liabilities are included in the “Accounts payable and other liabilities” line of the Consolidated Balance Sheets. Timing of tax payments is dependent upon various factors which cannot be reasonably estimated at this time.

Critical Accounting Policies

As a result of the merger, certain of the Company’s critical accounting policies were affected. The following presents the updates to these policies from those presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Stock-Based Compensation

Upon the September 24, 2007 close of the merger, the vesting of FDC stock options, restricted stock awards and restricted stock units (including Western Union stock options, restricted stock awards and restricted stock units held by FDC personnel) was accelerated and the associated expense recorded in the predecessor financial statements. These stock-based

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

compensation plans were terminated at that time. In the fourth quarter 2007, the Company will establish stock incentive plans for certain management employees of FDC and its affiliates (“stock plans”). These stock plans will be at the Holdings level which owns 100% of FDC’s equity interests. The stock plans may take the form of stock options, restricted stock, stock appreciation rights and other stock-based awards. The expense associated with these plans will be recorded by FDC. FDC anticipates that it will use the Black-Scholes option pricing model to measure the fair value of equity-based awards granted to management. Option-pricing models require estimates of a number of key valuation inputs including expected volatility, expected dividend yield, expected term and risk-free interest rate. Certain of these inputs may become more subjective than in previous periods due to FDC being privately held and thus not having objective public information such as FDC’s volatility.

Transactions with Related Parties as defined by SFAS No. 57

The discussion of the merchant alliances remain unchanged from that presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The investments held by the Company in investment funds managed by a member of its Board of Directors prior to the merger is no longer a related party transaction since subsequent to the merger this individual is not affiliated with FDC. Subsequent to the merger, certain members of the Company’s new Board of Directors are affiliated with KKR.

In connection with the consummation of the merger, First Data entered into a management agreement with affiliates of KKR pursuant to which such entities or their affiliates will provide management services to the Company. Pursuant to such agreement, the Company will pay an aggregate annual management fee of $20 million, which amount is expected to increase annually by 5% beginning in 2008, and will reimburse out-of-pocket expenses incurred in connection with the provision of services pursuant to the agreement. In addition and pursuant to such agreement, the Company paid aggregate transaction fees of approximately $260 million in connection with services provided by such entities in connection with the merger. The agreement also provides that the Company will pay fees in connection with certain subsequent financing, acquisition, disposition and change of control transactions, as well as a termination fee based on the net present value of future payment obligations under the management agreement, in the event of an initial public offering or under certain other circumstances. The agreement also includes customary exculpation and indemnification provisions in favor of KKR and its affiliates.

Income Taxes

The determination of the Company’s provision for income taxes requires management’s judgment in the use of estimates and the interpretation and application of complex tax laws. Judgment is also required in assessing the timing and amounts of deductible and taxable items. The Company believes its tax return positions are fully supportable; however, the Company establishes contingency reserves for material tax exposures relating to deductions, transactions and other matters involving some uncertainty as to the proper tax treatment of the item. Issues raised by a tax authority may be finally resolved at an amount different than the related reserve. When facts and circumstances change (including a resolution of an issue or statute of limitations expiration), these reserves are adjusted through the provision for income taxes in the period of change. Due to the additional interest and amortization expenses that the Company will incur after the merger, the Company will be in a net loss position in the near term future. This will require judgment to determine whether or not some portion or all of the deferred tax assets will not be realized. To the extent the Company determines that it will not realize the benefit of some or all of its deferred tax assets, then these deferred tax assets will be adjusted through the Company’s provision for income taxes in the period in which this determination is made.

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

Interest Rate Risk

The Company is exposed to market risk from changes in interest rates. The Company’s assets include both fixed and floating rate interest-bearing securities. These investments arise primarily from the Company’s sale of payment instruments (principally official checks and money orders). The Company invests the proceeds from the sale of these instruments, pending the settlement of the payment instrument obligation. The Company has classified these investments as available-for-sale. Accordingly, they are carried on the Company’s Consolidated Balance Sheets at fair market value. A portion of the Company’s Integrated Payment Systems (“IPS”) business involves the payment of commissions to selling agents of its official check and money order products and such commissions are computed based on short-term variable rates.

In February 2007, the Company announced its intent to gradually exit the official check and money order businesses. Client contracts representing approximately 60% of portfolio balances will expire in the next two years and will not be renewed on a long-term basis. As of September 30, 2007, over 90% of the long-term instruments associated with these businesses were converted into more liquid instruments of shorter duration. In conjunction with the repositioning of the portfolio, the Company terminated the associated interest rate swaps.

To the extent the IPS business pays commissions based on short-term variable rates to its selling agents and invests the proceeds from the sale of payment instruments in floating rate or short-term investments, interest rate risk exists related to the relative spreads between different interest rate indices. Additionally, to the extent there is a fixed rate commission and IPS invests the proceeds from the sale of payment instruments in floating rate or short-term investments, the IPS business is also subject to interest rate volatility.

The Company’s interest rate-sensitive liabilities are its debt instruments. On September 24, 2007, the Company was acquired through a merger with an entity controlled by an affiliate of Kohlberg Kravis Roberts & Co. (“KKR”). The merger has had a material impact on the Company’s interest rate risk due to newly issued variable rate debt and associated interest rate swaps. As of September 30, 2007, the Company had approximately $22 billion of variable rate debt and had swapped $3 billion of this variable rate debt to fixed. Of the $22 billion in debt, approximately $1 billion is euro denominated. The Company anticipates refinancing approximately $9 billion of the variable rate debt with fixed rate debt in the future and, in October 2007, $2.2 billion was refinanced to fixed rate debt. Also in October 2007, an additional $3 billion of notional value interest rate swaps were entered into.

The Company cannot perform a meaningful sensitivity analysis comparing a change in interest rates to prior year balances due to the significant change in its capital structure. Using the September 30, 2007 balances, a 10% proportionate increase in short-term interest rates on an annualized basis compared to the interest rates at September 30, 2007 and a corresponding and parallel shift in the remainder of the yield curve, would result in a decrease to pretax income of approximately $(75) million. The majority of this decrease relates to a $(95) million decrease (based on the 10% increase noted above which equates to a 74 basis point increase in interest rates) that primarily relates to the Company’s balance of variable interest rate debt at September 30, 2007. Partially offsetting this decrease is a $20 million increase (based on the 10% increase noted above which equates to a 44 basis point increase in the interest rates) related to settlement related cash balances, expected investment positions, commissions paid to selling agents and the effects of interest rate swap agreements. Conversely, a corresponding decrease in interest rates would result in a comparable increase to pretax earnings. Actual interest rates could change significantly more than 10%. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that interest rate movements are linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Foreign Currency Risk

The Company is exposed to changes in currency rates as a result of its investments in foreign operations, revenues generated in currencies other than the U.S. dollar and foreign currency denominated loans. Revenue and profit generated by international operations will increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates. In connection with the merger, the intent of management towards its intercompany investments and certain net investment hedges were changed. Such decisions have resulted in a different foreign currency risk exposure than what existed prior to the merger.

After consideration of changes in intent associated with the merger, a hypothetical uniform 10% strengthening or weakening in the value of the U.S. dollar relative to all the currencies in which the Company’s revenues and profits are denominated would result in a decrease to pretax income of approximately $(19) million. The majority of the decrease results from a $(109) million decrease related to a euro denominated term loan held by the Company. This decrease is partially offset by a $68 million increase related to foreign exchange on intercompany loans and a $21 million increase in overall foreign exchange rate sensitivity, assuming consistent operating results as the preceding twelve months from September 30, 2006. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that foreign exchange rate movements are linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

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

The Company’s disclosure controls and procedures are designed to cause information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported with the time periods specified in SEC rules and forms. The Company has evaluated, under the supervision of its Chief Executive Officer and Chief Financial Officer, the effectiveness of disclosure controls and procedures as of September 30, 2007. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007, to ensure that material information regarding the Company is made known to management, including the Chief Executive Officer and Chief Financial Officer, to allow the Company to meet its disclosure obligations.

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

From time to time, the Company is involved in various litigation matters arising in the ordinary course of its business. None of these matters, either individually or in the aggregate, currently is material to the Company except those matters reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “Annual Report”) and Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2007 and June 30, 2007 (collectively the “Quarterly Reports”). There were no material developments in the litigation matters previously disclosed in the Annual Report and the Quarterly Reports except as discussed below.

ATM Fee Antitrust Litigation

On August 3, 2007 the Company filed a motion for summary judgment seeking to dismiss plaintiffs’ per se claims, arguing that there are procompetitive justifications for the ATM interchange. The hearing on this motion is scheduled for February 28, 2008.

United States Patents No. 5,910,988 and No. 6,032,137

In May 2002, DataTreasury Corporation (“DataTreasury”) commenced action in the United States District Court for the Eastern District of Texas (the “Court”) against the Company and its wholly owned subsidiaries First Data Merchant Services Corporation, TeleCheck Services, Inc. d/b/a Telecheck International, Inc., and Microbilt Corporation (subsequently merged into TASQ Technology, Inc.), (collectively, the “First Data Defendants”), alleging infringement of United States Patent No. 5,910,988 (the “988 Patent”) and Patent No. 6,032,137 (the “137 Patent”). The complaint sought a declaration that the 988 Patent and the 137 Patent were valid and enforceable, injunctive relief, unidentified damages, pre-judgment interest, treble damages, costs of suit and attorneys’ fees. The 988 Patent and the 137 Patent generally relate to remote data acquisition, encryption, centralized processing and storage.

DataTreasury voluntarily dismissed the action filed with the Court and refiled the complaint on November 7, 2002 in the United States District Court for the Northern District of Texas asserting that the First Data Defendants infringed the 988 Patent and the 137 Patent. The complaint seeks a declaration that the 988 Patent and the 137 Patent are valid and enforceable, injunctive relief, unidentified damages, prejudgment interest, treble damages, costs of suit and attorneys’ fees. On November 15, 2002, the First Data Defendants filed a motion which was granted that the case be transferred to the Court. On March 1, 2005, the Court ruled on claim construction. DataTreasury filed amended infringement contentions in September 2005. On November 5, 2005, the First Data Defendants filed ex parte requests for reexamination of the 988 Patent and the 137 Patent with the United States Patent and Trademark Office (the “USPTO”), which was granted. The First Data Defendants filed their final invalidity contentions in December 2005. The First Data Defendants filed a motion for summary judgment for patent invalidity on January 4, 2006.

On September 12, 2005, DataTreasury filed a second complaint with the Court asserting that the Company’s wholly owned subsidiaries Remitco, LLC (“Remitco”) and Integrated Payment Systems Inc. infringed the 988 Patent and the 137 Patent. DataTreasury seeks a declaration that the 988 Patent and the 137 Patent are valid and enforceable, injunctive relief, unidentified damages, prejudgment interest, treble damages, costs of suit and attorneys’ fees. On November 21, 2006, the Court consolidated the two cases.

On July 24, 2007, counsel for the parties agreed among other procedural matters to abate the case until 60 days after the issuance of reexamination certificates by the USPTO for both the 988 Patent and the 137 Patent or 60 days after the Remitco document production is completed, at which time DataTreasury will serve amended infringement contentions. In accordance with the agreement of the counsel for the parties, the Court entered an order denying as moot the pending Joint Motion for Entry of a Docket Control Order and refrained from entering a new schedule. On October 3, 2007, the USPTO issued a Certificate of Reexamination on the 998 Patent. On October 16, 2007, the USPTO issued a Notice of Intent of Issue of a Reexamination Certificate for the 137 Patent. The Company intends to vigorously defend the action.

United States Patent No. 5,930,778

On February 24, 2006, DataTreasury filed a complaint with the United States District Court for the Eastern District of Texas, Marshall Division, naming more than 50 defendants, including the Company and its wholly owned subsidiaries Telecheck Services, Inc. and Remitco, for the infringement of Patent No. 5,930,778 (the “778 Patent”). The complaint seeks a declaration that the 778 Patent is valid and enforceable, injunctive relief, unidentified damages, prejudgment interest, treble damages, costs of suit and attorneys’ fees. The 778 patent generally relates to the clearing of financial instruments. On September 25, 2007, all defendants entered into a stipulation, which, pursuant to the court’s order, will result in a stay of the case pending the outcome of a pending re-examination of the 778 patent. The Company intends to vigorously defend the action.

ITEM 1A.	RISK FACTORS

The Company’s substantial leverage could adversely affect its ability to raise additional capital to fund its operations, limit the Company’s ability to react to changes in the economy or its industry, expose the Company to interest rate risk to the extent of its variable rate debt and prevent the Company from meeting its debt obligations.

After completing the September 24, 2007 merger of the Company with Omaha Acquisition Corporation, a subsidiary of New Omaha Holdings Corporation, the Company became highly leveraged. The Company’s high degree of leverage could have important consequences, including:

•	increasing the Company’s vulnerability to adverse economic, industry or competitive developments;

•

requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on the Company’s indebtedness, therefore reducing the Company’s ability to use its cash flow to fund the Company’s operations, capital expenditures and future business opportunities;

•

exposing the Company to the risk of increased interest rates because certain of its borrowings, including borrowings under the Company’s new senior secured credit facilities, will be at variable rates of interest;

•

making it more difficult for the Company to satisfy its obligations with respect to its indebtedness, and any failure to comply with the obligations of any of the Company’s debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the indenture governing the notes and the agreements governing such other indebtedness;

•	restricting the Company from making strategic acquisitions or causing the Company to make non-strategic divestitures;

•	making it more difficult for the Company to obtain network sponsorship and clearing services from financial institutions as a result of the Company’s increased leverage;

•

limiting the Company’s ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes; and

•

limiting the Company’s flexibility in planning for, or reacting to, changes in the Company’s business or market conditions and placing the Company at a competitive disadvantage compared to its competitors who are less highly leveraged and who therefore, may be able to take advantage of opportunities that the Company’s leverage prevents it from exploiting.

Despite the Company’s high indebtedness level, the Company and its subsidiaries still may be able to incur significant additional amounts of debt, which could further exacerbate the risks associated with the Company’s substantial indebtedness.

The Company and its subsidiaries may be able to incur substantial additional indebtedness in the future. Although the indentures governing the Company’s notes, the agreements governing the Company’s unsecured debt, including the indentures governing the exchange notes related thereto, and the Company’s senior secured credit facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. If new debt is added to the Company’s and its subsidiaries’ existing debt levels, the related risks that the Company will face would increase.

The Company’s debt agreements contain restrictions that will limit the Company’s flexibility in operating its business.

The indenture governing the Company’s notes and the agreements governing the Company’s unsecured debt, including the indentures governing the exchange notes related thereto, and the Company’s senior secured credit facilities contain various covenants that limit the Company’s ability to engage in specified types of transactions. These covenants limit the Company’s and it’s restricted subsidiaries’ ability to, among other things:

•	incur additional indebtedness or issue certain preferred shares;

•	pay dividends on, repurchase or make distributions in respect of the Company’s capital stock or make other restricted payments;

•	make certain investments;

•	sell certain assets;

•	create liens;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s assets;

•	enter into certain transactions with the Company’s affiliates; and

•	designate the Company’s subsidiaries as unrestricted subsidiaries.

A breach of any of these covenants could result in a default under one or more of these agreements, including as a result of cross default provisions and, in the case of the revolving credit facility, permit the lenders to cease making loans to the Company. Upon the occurrence of an event of default under the Company’s senior secured credit facilities, the lenders could elect to declare all amounts outstanding under the Company’s senior secured credit facilities to be immediately due and payable and terminate all commitments to extend further credit. Such actions by those lenders could cause cross defaults under the Company’s other indebtedness. If the Company was unable to repay those amounts, the lenders under the Company’s senior secured credit facilities could proceed against the collateral granted to them to secure that indebtedness. The Company has pledged a significant portion of the Company’s assets as collateral under the Company’s senior secured credit facilities. If the lenders under the senior secured credit facilities accelerate the repayment of borrowings, the Company may not have sufficient assets to repay the Company’s senior secured credit facilities as well as the Company’s unsecured indebtedness, including the Company’s notes.

The ability to adopt technology to changing industry and customer needs or trends may affect the Company’s competitiveness or demand for the Company’s products, which may adversely affect the Company’s operating results.

Changes in technology may limit the competitiveness of and demand for the Company’s services. The Company’s businesses operate in industries that are subject to technological advancements, developing industry standards and changing customer needs and preferences. Also, the Company’s customers continue to adopt new technology for business and personal uses. The Company must anticipate and respond to these industry and customer changes in order to remain competitive within the Company’s relative markets. For example, the ability to adopt technological advancements surrounding POS technology available to merchants could have an impact on the Company’s International and Commercial Services business. The Company’s inability to respond to new competitors and technological advancements could impact all of the Company’s businesses.

Changes in credit card association or other network rules or standards could adversely affect the Company’s business.

In order to provide the Company’s transaction processing services, several of the Company’s subsidiaries are registered with Visa and MasterCard and other networks as members or service providers for member institutions. As such, the Company and many of its customers are subject to card association and network rules that could subject the Company or its customers to a variety of fines or penalties that may be levied by the card associations or networks for certain acts or omissions by the Company, acquirer customers, processing customers and merchants. Visa, MasterCard and other networks, some of which are the Company’s competitors, set the standards with respect to which the Company must comply. The termination of the Company’s member registration or the Company’s status as a certified service provider, or any changes in card association or other network rules or standards, including interpretation and implementation of the rules or standards, that increase the cost of doing business or limit the Company’s ability to provide transaction processing services to or through the Company’s customers, could have an adverse effect on the Company’s business, operating results and financial condition.

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

The Company is the subject of various legal proceedings which could have a material adverse effect on the Company’s revenue and profitability.

The Company is involved in various litigation matters. The Company is also involved in or is the subject of governmental or regulatory agency inquiries or investigations from time to time. If the Company is unsuccessful in its defense in the litigation matters, or any other legal proceeding, it may be forced to pay damages or fines and/or change its business practices, any of which could have a material adverse effect on the Company’s revenue and profitability. For more information about the Company’s legal proceedings, see “Item 1: Legal Proceedings” herein and “Item 3: Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The Company’s business may be adversely affected by risks associated with foreign operations.

The Company is subject to risks related to the changes in currency rates as a result of its investments in foreign operations and from revenues generated in currencies other than the U.S. dollar. Revenue and profit generated by international operations will increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates. From time to time, the Company utilizes foreign currency forward contracts or other derivative instruments to mitigate the cash flow or market value risks associated with foreign currency denominated transactions. However, these hedge contracts may not eliminate all of the risks related to foreign currency translation. Furthermore, the Company may become subject to exchange control regulations that might restrict or prohibit the conversion of its other revenue currencies into U.S. dollars. The occurrence of any of these factors could decrease the value of revenues the Company receives from its international operations and have a material adverse impact on the Company’s business.

Increase in interest rates may negatively impact the Company’s operating results and financial condition.

The Company may be impacted by interest rates most significantly in the following ways:

•	Certain of the Company’s borrowings, including borrowings under the Company’s new senior secured credit facilities, will be at variable rates of interest.

•	Interest income is earned on the Company’s settlement assets which are invested primarily in short-term, fixed rate investments.

•	Commissions paid to official check agents are based on short-term variable interest rates on the balance of outstanding official checks.

Upon completion of a strategic review of the Company’s Integrated Payment Systems segment, the Company decided to gradually exit from the official check and money order business over the next two to three years. As a result, the interest income the Company earns on settlement assets and the commissions paid to agents, as well as the risks related to those issues, will substantially decrease over that period.

An increase in interest rates would have a negative impact on the Company’s results of operations by causing an increase in interest expense and commission expense. The impact on interest income would not offset the potential negative impact of the interest and commission expense.

Future consolidation of client financial institutions or other client groups may adversely affect the Company’s financial condition.

The Company has experienced the negative impact of the bank industry consolidation in recent years. Bank industry consolidation impacts existing and potential clients in the Company’s service areas, primarily in Financial Institution Services and Commercial Services. The Company’s alliance strategy could be negatively impacted as a result of consolidations, especially where the banks involved are committed to their internal merchant processing businesses that compete with the Company. Bank consolidation has led to an increasingly concentrated client base in the industry, resulting in a changing client mix for Financial Institution Services as well as increased price compression. Further consolidation in the bank industry or other client base could have a negative impact on the Company.

The Company’s cost saving plans may not be effective which may adversely affect the Company’s financials results.

The Company’s operations strategy includes goals such as data center consolidation, outsourcing labor and reducing corporate overhead expenses and business unit operational expenses. While the Company has and will continue to implement these strategies, there can be no assurance that it will be able to do so successfully or that it will realize the projected benefits of these and other cost saving plans. If the Company is unable to realize these anticipated cost reductions, its financial health may be adversely affected. Moreover, the Company’s continued implementation of cost saving plans and facilities integration may disrupt its operations and performance.

The Company’s cost saving plans are based on assumptions that may prove to be inaccurate which may negatively impact the Company’s operating results.

The Company is in the process of consolidating the Company’s data centers and command centers in the United States over the next several years. The Company also expects to reduce its data centers and command centers internationally over the same period. In addition, the Company is implementing a technology outsourcing initiative, a cost reduction effort related to overhead spending (including corporate functions and overhead expenses embedded in the Company’s segments) and other cost improvement and cost containment programs across all of the Company’s business segments. While the Company expects its cost saving initiatives to result in significant cost savings throughout the Company’s organization, the estimated savings are based on several assumptions that may prove to be inaccurate, and as a result the Company cannot assure that it will realize these cost savings. The failure to achieve the Company’s estimated cost savings would negatively affect the Company’s financial condition and results of operations.

The Company depends, in part, on its merchant relationships and alliances to grow the Company’s Commercial Services business. If the Company is unable to maintain these relationships and alliances, the Company’s business may be adversely affected.

Growth in the Company’s Commercial Services business is derived primarily from acquiring new merchant relationships, new and enhanced product and service offerings, cross selling products and services into existing relationships, the shift of consumer spending to increased usage of electronic forms of payment and the strength of the Company’s alliance partnerships with banks and financial institutions and other third parties. A substantial portion of the Company’s business is conducted through “alliances” with banks and other institutions. The Company’s alliance structures take on different forms, including consolidated subsidiaries, equity method investments and revenue sharing arrangements. Under the alliance program, the Company and a bank or other institution form a joint venture, either contractually or through a separate legal entity. Merchant contracts may be contributed to the venture by the Company and/or the bank or institution. The banks and other institutions generally provide card association sponsorship, clearing and settlement services. These institutions typically act as a merchant referral source when the institution has an existing banking or other relationship. The Company provides transaction processing and related functions. Both alliance partners may provide management, sales, marketing, and other administrative services. The alliance structure allows the Company to be the processor for multiple financial institutions, any one of which may be selected by the merchant as their bank partner. The Company relies on the continuing growth of its merchant relationships, alliances and other distribution channels. There can be no guarantee that this growth will continue. The loss of merchant relationships or alliance and financial institution partners could negatively impact the Company’s business and result in a reduction of the Company’s revenue and profit. The Company’s largest alliance partnership, Chase Paymentech, is 51% owned by J.P. Morgan Chase Bank, N.A., and 49% owned by the Company. JPMorgan has the right to terminate the alliance in connection with the change of control that occurred on September 24, 2007. If JPMorgan exercises its termination right, First Data retains 49% of the alliance’s merchant contracts by value and 49% of the alliance’s sales force. Potential risks if the alliance is terminated include the potential loss of certain processing volume over time, the loss of JPMorgan branch referrals and the loss of access to the JPMorgan brand.

Acquisitions and integrating such acquisitions create certain risks and may affect the Company’s operating results.

The Company has been an active business acquirer both in the United States and internationally, and may continue to be active in the future. The acquisition and integration of businesses involves a number of risks. The core risks are in the areas of valuation (negotiating a fair price for the business based on inherently limited diligence) and integration (managing the complex process of integrating the acquired company’s people, products, technology and other assets so as to realize the projected value of the acquired company and the synergies projected to be realized in connection with the acquisition). In addition, international acquisitions often involve additional or increased risks including, for example:

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

The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of one or more of the Company’s combined businesses and the possible loss of key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with acquisitions and the integration of the two companies’ operations could have an adverse effect on the Company’s business, results of operations, financial condition or prospects.

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

Changes in laws, regulations and enforcement activities may adversely affect the products, services and markets in which the Company operates.

The Company and its customers are subject to regulations that affect the electronic payments industry in the many countries in which the Company’s services are used. In particular, the Company’s customers are subject to numerous regulations applicable to banks, financial institutions and card issuers in the United States and abroad, and, consequently, the Company is at times affected by such federal, state and local regulations. Regulation of the payments industry, including regulations applicable to the Company and its customers, has increased significantly in recent years. Failure to comply with regulations may result in the suspension or revocation of license or registration, the limitation, suspension or termination of service, and/or the imposition of civil and criminal penalties, including fines which could have an adverse effect on the Company’s financial condition. The Company is subject to U.S. and international financial services regulations, a myriad of consumer protection laws, escheat regulations and privacy and information security regulations to name only a few. Changes to legal rules and regulations, or interpretation or enforcement thereof, could have a negative financial effect on the Company. In addition, even an inadvertent failure by the Company to comply with laws and regulations, as well as rapidly evolving social expectations of corporate fairness, could damage the Company’s reputation or brands. There is also increasing scrutiny of a number of credit card practices, from which some of the Company’s customers derive significant revenue, by the U.S. Congress and governmental agencies. For example, the Senate Permanent Subcommittee on Investigations will consider the methods used to calculate finance charges and allocate payments received from cardholders, and the methods by which default interest rates, late fees and over-the-credit-limit fees are determined, imposed and disclosed. These investigative efforts and other congressional activity could lead to legislation and/or regulation that could have a material impact on the Company’s customers’ businesses and the Company’s business if implemented. Any such legislative or regulation restrictions on the Company’s customers’ ability to operate their credit card programs or to price credit freely could result in reduced revenue and increased cost for the Company’s customers, reduced amounts of credit available to consumers and, therefore, a potential reduction of the Company’s transaction volume and revenues. The Company has structured its business in accordance with existing tax laws and interpretations of such laws which have been confirmed through either tax rulings or opinions obtained in various jurisdictions including those related to value added taxes in Europe. Changes in tax laws or their interpretations could decrease the value of revenues the Company receives and have a material adverse impact on the Company’s business.

Failure to protect the Company’s intellectual property rights and defend itself from potential patent infringement claims may diminish the Company’s competitive advantages or restrict it from delivering the Company’s services.

The Company’s trademarks, patents and other intellectual property are important to its future success. The STAR trade name is an intellectual property right which is individually material to the Company. The STAR trade name is widely recognized and is associated with quality and reliable service. Loss of the proprietary use of the STAR trade name or a diminution in the perceived quality associated with this name could harm the Company’s growth in the debit network business. The Company also relies on proprietary technology. It is possible that others will independently develop the same or similar technology. Assurance of protecting its trade secrets, know-how or other proprietary information cannot be guaranteed. The Company’s patents could be challenged, invalidated or circumvented by others and may not be of sufficient scope or strength to provide the Company with any meaningful protection or advantage. If the Company was unable to maintain the proprietary nature of its technologies, the Company could lose competitive advantages and be materially adversely affected. The laws of certain foreign countries in which the Company does business or contemplate doing business in the future do not recognize intellectual property rights or protect them to the same extent as do the laws of the United States. Adverse determinations in judicial or administrative proceedings could prevent the Company from selling the Company’s services or prevent the Company from preventing others from selling competing services, and thereby may have a material adverse affect on the business and results of operations. Additionally, claims have been made, are currently pending, and other claims may be made in the future, with regards to the Company’s technology infringing on a patent or other intellectual property rights. Unfavorable resolution of these claims could either result in the Company being restricted from delivering the related service or result in a settlement that could be material to the Company.

Material breaches in security of the Company’s systems may have a significant effect on the Company’s business.

The uninterrupted operation of the Company’s information systems and the confidentiality of the customer/consumer information that resides on such systems are critical to the successful operations of the Company’s business. The Company has security, backup and recovery systems in place, as well as a business continuity plan to ensure the system will not be inoperable. The Company also has what it deems sufficient security around the system to prevent unauthorized access to the system. An information breach in the system and loss of confidential information such as credit card numbers and related information could have a longer and more significant impact on the business operations than a hardware failure. The loss of confidential information could result in losing the customers’ confidence and thus the loss of their business, as well as imposition of fines and damages.

The ability to recruit, retain and develop qualified personnel is critical to the Company’s success and growth.

All of the Company’s businesses function at the intersection of rapidly changing technological, social, economic and regulatory developments that requires a wide ranging set of expertise and intellectual capital. For the Company to successfully compete and grow, it must retain, recruit and develop the necessary personnel who can provide the needed expertise across the entire spectrum of its intellectual capital needs. In addition, the Company must develop its personnel to provide succession plans capable of maintaining continuity in the midst of the inevitable unpredictability of human capital. However, the market for qualified personnel is competitive and the Company may not succeed in recruiting additional personnel or may fail to effectively replace current personnel who depart with qualified or effective successors. The Company’s effort to retain and develop personnel may also result in significant additional expenses, which could adversely affect the Company’s profitability. The Company also manages its business with a number of key personnel that do not have employment agreements with the Company. In connection with the recent appointment of a new chief executive officer concurrent with the closing of the merger, changes have been and may continue to be made to the Company’s senior management. The Company cannot assure that key personnel, including executive officers, will continue to be employed or that it will be able to attract and retain qualified personnel in the future. Failure to retain or attract key personnel could have a material adverse effect on the Company.

Failure to comply with state and federal antitrust requirements could adversely affect the Company’s business.

Through the Company’s merchant alliances, it holds an ownership interest in several competing merchant acquiring businesses while serving as the electronic processor for those businesses. In order to satisfy state and federal antitrust requirements, the Company actively maintains an antitrust compliance program. Notwithstanding the Company’s compliance program, it is possible that perceived or actual violation of state or federal antitrust requirements could give rise to regulatory enforcement investigations or actions. Regulatory scrutiny of, or regulatory enforcement action in connection with, compliance with state and federal antitrust requirements could have a material adverse effect on the Company’s reputation and business.

Global economics, political and other conditions may adversely affect trends in consumer spending, which may adversely impact the Company’s revenue and profitability.

The global electronic payments industry depends heavily upon the overall level of consumer, business and government spending. A sustained deterioration in the general economic conditions, particularly in the United States or Europe, or increases in interest rates in key countries in which the Company operates may adversely affect the Company’s financial performance by reducing the number of average purchase amount of transactions involving payment cards. A reduction in the amount of consumer spending could result in a decrease of the Company’s revenue and profits.

The market for the Company’s electronic commerce services is evolving and may not continue to develop or grow rapidly enough for the Company to maintain and increase its profitability.

If the number of electronic commerce transactions does not continue to grow or if consumers or businesses do not continue to adopt the Company’s services, it could have a material adverse effect on the profitability of the Company’s business, financial condition and results of operations. The Company believes future growth in the electronic commerce market will be driven by the cost, ease-of-use, and quality of products and services offered to consumers and businesses. In order to consistently increase and maintain the Company’s profitability, consumers and businesses must continue to adopt the Company’s services.

The Company may experience breakdowns in its processing systems that could damage customer relations and expose it to liability.

The Company depends heavily on the reliability of its processing systems in the Company’s core business. A system outage or data loss could have a material adverse effect on the Company’s business, financial condition and results of operations. Not only would the Company suffer damage to its reputation in the event of a system outage or data loss, but the Company may also be liable to third parties. Many of the Company’s contractual agreements with financial institutions require the payment of penalties if the Company’s systems do not meet certain operating standards. To successfully operate the Company’s business, the Company must be able to protect its processing and other systems from interruption, including from events that may be beyond the Company’s control. Events that could cause system interruptions include but are not limited to:

•	fire;

•	natural disaster;

•	unauthorized entry;

•	power loss;

•	telecommunications failure;

•	computer viruses;

•	terrorist acts; and

•	war.

Although the Company has taken steps to protect against data loss and system failures, there is still risk that it may lose critical data or experience system failures. The Company performs the vast majority of disaster recovery operations itself, though it utilizes select third parties for some aspects of recovery, particularly internationally. To the extent the Company outsources its disaster recovery, it is at risk of the vendor’s unresponsiveness in the event of breakdowns in the Company’s systems. Furthermore, the Company’s property and business interruption insurance may not be adequate to compensate it for all losses or failures that may occur.

The Company may experience software defects, computer viruses and development delays, which could damage customer relations, decrease the Company’s potential profitability and expose it to liability.

The Company’s products are based on sophisticated software and computing systems that often encounter development delays, and the underlying software may contain undetected errors, viruses or defects. Defects in the Company’s software products and errors or delays in the Company’s processing of electronic transactions could result in:

•	additional development costs;

•	diversion of technical and other resources from the Company’s other development efforts;

•	loss of credibility with current or potential customers;

•	harm to the Company’s reputation; or

•	exposure to liability claims.

In addition, the Company relies on technologies supplied to it by third parties that may also contain undetected errors, viruses or defects that could have a material adverse effect on the Company’s business, financial condition and results of operations. Although the Company attempts to limit its potential liability for warranty claims through disclaimers in the Company’s software documentation and limitation-of-liability provisions in the Company’s license and customer agreements, the Company cannot assure that these measures will be successful in limiting the Company’s liability.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchases

The following table provides information about the Company’s purchases of shares of the Company’s common stock during the third quarter ended September 30, 2007:

	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2007	1,200,000	$32.85	0	$866,878,483
August 1 – August 31, 2007	1,000,000	$32.48	0	$866,878,483
September 1 – September 30, 2007 (2)	450,000	$33.20	0	$0

Total	2,650,000	$32.77	0

(1)	All of the shares were repurchased in open-market transactions through a systematic repurchase program for the Company’s employee benefit plans.
(2)	Following the September 24, 2007 merger transaction, the Company terminated the registration of all equity securities and will no longer make repurchases under existing plans and programs.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A total of 482,437,693 of the Company’s shares of common stock were present or represented by proxy at the Company’s Special Meeting of Stockholders held on July 31, 2007 (the “Special Meeting”). This represented 63.98% of the Company’s shares outstanding. The following proposal was voted upon and approved at the Special Meeting.

Proposal 1 Merger Agreement.

Adoption of the Agreement and Plan of Merger, dated as of April 1, 2007, among New Omaha Holdings L.P., Omaha Acquisition Corporation and First Data Corporation, as it may be amended from time to time. The results of the voting were as follows:

For	Against	Abstain
477,538,961	1,057,028	3,841,704

ITEM 5.	OTHER INFORMATION

Costs Associated with Exit or Disposal Activities

The Company has implemented a “100 day plan” to provide strategic direction for the Company under new leadership. The plan includes generating organic growth through improved sales effectiveness, accelerating new product innovations and continued targeted international expansion. The plan also captures efficiencies related to the simplification of domestic and international operations and other near term cost saving initiatives as well as certain reductions in personnel.

On November 13, 2007 the Company’s management committed to a plan for the above noted reduction in personnel. The plan includes the termination of approximately 6% of the Company’s worldwide work force. All affected employees will be individually notified in the fourth quarter 2007 and a majority of them will cease working before December 31, 2007. The Company expects that the remaining employees will cease working at various times through the first six months of 2008.

The employees will receive severance benefits in accordance with the Company’s approved severance policy which includes in most instances severance, fringe benefits, outplacement services and other related benefits. The Company estimates that this action will cost between $110 million and $140 million. The entire amount is expected to result in future cash expenditures that will be paid out over the next 12 to 18 months.

Other costs associated with this plan such as facility exit costs are not expected to be significant.

Amendment to Articles of Incorporation

On November 13, 2007, the Company’s certificate of incorporation was restated to change the registered agent and address of the Company. A copy of the Company’s Restated Certificate of Incorporation is attached as Exhibit 3(i) to this Quarterly Report on Form 10-Q.

ITEM 6.	EXHIBITS

Exhibit Number	Description
3(i)	Restated Certificate of Incorporation of First Data Corporation, as filed November 13, 2007.

4.1	2007 Supplemental Indenture, dated as of August 22, 2007, between First Data Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed August 28, 2007).

4.2	Indenture, dated as of October 24, 2007, between First Data Corporation, the subsidiaries of First Data Corporation identified therein and Wells Fargo Bank, National Association, as trustee, governing the 9 7/8% Senior Notes.

10.1	Credit Agreement, dated as of September 24, 2007, among First Data Corporation, the several lenders from time to time parties thereto, Credit Suisse, Cayman Islands Branch, as administrative agent, swingline lender and letter of credit issuer, Citibank, N.A., as syndication agent, and Credit Suisse Securities (USA) LLC, Citigroup Global Markets, Inc., Deutsche Bank Securities Inc., Goldman Sachs Credit Partners L.P., HSBC Securities (USA) Inc., Lehman Brothers Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and bookrunners (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 28, 2007).

10.2	Senior Unsecured Interim Loan Agreement, dated as of September 24, 2007, among First Data Corporation, the several lenders from time to time parties thereto, Citibank, N.A., as administrative agent, Credit Suisse, Cayman Islands Branch, as syndication agent, and Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman Sachs Credit Partners L.P., HSBC Securities (USA) Inc., Lehman Brothers Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and bookrunners (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed September 28, 2007).

10.3	Senior Subordinated Interim Loan Agreement, dated as of September 24, 2007, among First Data Corporation, the several lenders from time to time parties thereto, Citibank, N.A., as administrative agent, Credit Suisse, Cayman Islands Branch, as syndication agent, and Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman Sachs Credit Partners L.P., HSBC Securities (USA) Inc., Lehman Brothers Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and bookrunners (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed September 28, 2007).

10.4	Letter Agreement, dated as of June 27, 2007, between New Omaha Holdings L.P. and Michael Capellas, as assumed by First Data Corporation and New Omaha Holdings Corporation as of September 24, 2007 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed September 28, 2007).

10.5	2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates.

10.6	Form of Stock Option Agreement for Executive Committee Members.

10.7	Form of Management Stockholder’s Agreement for Executive Committee Members.

10.8	Form of Sale Participation Agreement.

10.9	Information regarding Named Executive Officer Salary and Bonus Arrangements.

10.10	Management Agreement, dated September 24, 2007, among First Data Corporation, Kohlberg Kravis Roberts & Co. L.P. and New Omaha Holdings L.P.

10.11	Guarantee Agreement, dated September 24, 2007, among First Data Corporation, the subsidiaries of First Data Corporation identified therein and Credit Suisse, Cayman Islands Branch, as Collateral Agent.

10.12	Pledge Agreement, dated September 24, 2007, among First Data Corporation, the subsidiaries of First Data Corporation identified therein, and Credit Suisse, Cayman Islands Branch, as Collateral Agent.

10.13	Security Agreement, dated September 24, 2007, among First Data Corporation, the subsidiaries of First Data Corporation identified therein, and Credit Suisse, Cayman Islands Branch, as Collateral Agent.

10.14	Registration Rights Agreement, dated October 24, 2007, among First Data Corporation, the subsidiaries of First Data Corporation identified therein, and Citigroup Global Markets Inc.

10.15	Senior Subordinated Guarantee, dated September 24, 2007, among First Data Corporation, the subsidiaries of First Data Corporation identified therein and Citibank, N.A., as Administrative Agent.

10.16	Senior Unsecured Guarantee, dated September 24, 2007, among First Data Corporation, the subsidiaries of First Data Corporation identified therein and Citibank, N.A., as Administrative Agent.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

99	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST DATA CORPORATION (Registrant)

Date: November 14, 2007	By	/s/ Kimberly S. Patmore
Kimberly S. Patmore
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 14, 2007	By	/s/ Jeffrey R. Billat
Jeffrey R. Billat
Vice President and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
3(i)	Restated Certificate of Incorporation of First Data Corporation, as filed November 13, 2007.

4.1	2007 Supplemental Indenture, dated as of August 22, 2007, between First Data Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed August 28, 2007).

4.2	Indenture, dated as of October 24, 2007, between First Data Corporation, the subsidiaries of First Data Corporation identified therein and Wells Fargo Bank, National Association, as trustee, governing the 9 7/8% Senior Notes.

10.1	Credit Agreement, dated as of September 24, 2007, among First Data Corporation, the several lenders from time to time parties thereto, Credit Suisse, Cayman Islands Branch, as administrative agent, swingline lender and letter of credit issuer, Citibank, N.A., as syndication agent, and Credit Suisse Securities (USA) LLC, Citigroup Global Markets, Inc., Deutsche Bank Securities Inc., Goldman Sachs Credit Partners L.P., HSBC Securities (USA) Inc., Lehman Brothers Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and bookrunners (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 28, 2007).

10.2	Senior Unsecured Interim Loan Agreement, dated as of September 24, 2007, among First Data Corporation, the several lenders from time to time parties thereto, Citibank, N.A., as administrative agent, Credit Suisse, Cayman Islands Branch, as syndication agent, and Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman Sachs Credit Partners L.P., HSBC Securities (USA) Inc., Lehman Brothers Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and bookrunners (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed September 28, 2007).

10.3	Senior Subordinated Interim Loan Agreement, dated as of September 24, 2007, among First Data Corporation, the several lenders from time to time parties thereto, Citibank, N.A., as administrative agent, Credit Suisse, Cayman Islands Branch, as syndication agent, and Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman Sachs Credit Partners L.P., HSBC Securities (USA) Inc., Lehman Brothers Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and bookrunners (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed September 28, 2007).

10.4	Letter Agreement, dated as of June 27, 2007, between New Omaha Holdings L.P. and Michael Capellas, as assumed by First Data Corporation and New Omaha Holdings Corporation as of September 24, 2007 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed September 28, 2007).

10.5	2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates.

10.6	Form of Stock Option Agreement for Executive Committee Members.

10.7	Form of Management Stockholder’s Agreement for Executive Committee Members.

10.8	Form of Sale Participation Agreement.

10.9	Information regarding Named Executive Officer Salary and Bonus Arrangements.

10.10	Management Agreement, dated September 24, 2007, among First Data Corporation, Kohlberg Kravis Roberts & Co. L.P. and New Omaha Holdings L.P.

10.11	Guarantee Agreement, dated September 24, 2007, among First Data Corporation, the subsidiaries of First Data Corporation identified therein and Credit Suisse, Cayman Islands Branch, as Collateral Agent.

10.12	Pledge Agreement, dated September 24, 2007, among First Data Corporation, the subsidiaries of First Data Corporation identified therein, and Credit Suisse, Cayman Islands Branch, as Collateral Agent.

10.13	Security Agreement, dated September 24, 2007, among First Data Corporation, the subsidiaries of First Data Corporation identified therein, and Credit Suisse, Cayman Islands Branch, as Collateral Agent.

10.14	Registration Rights Agreement, dated October 24, 2007, among First Data Corporation, the subsidiaries of First Data Corporation identified therein, and Citigroup Global Markets Inc.

10.15	Senior Subordinated Guarantee, dated September 24, 2007, among First Data Corporation, the subsidiaries of First Data Corporation identified therein and Citibank, N.A., as Administrative Agent.

10.16	Senior Unsecured Guarantee, dated September 24, 2007, among First Data Corporation, the subsidiaries of First Data Corporation identified therein and Citibank, N.A., as Administrative Agent.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

99	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements.