Form 10-K
period 2007-12-31
FIRST DATA CORP
filed 2008-03-13
CIK 883980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐     Non-accelerated filer  ☒    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates is zero. The registrant is privately held. There were 1,000 shares of the registrant’s common stock outstanding as of March 1, 2008.

PART I

ITEM 1.	BUSINESS

General

First Data Corporation (“FDC or “the Company”) was incorporated in Delaware in 1989, and in 1992 was the subject of an initial public offering in connection with a spin-off from American Express. FDC is a provider of electronic commerce and payment solutions for merchants, financial institutions and card issuers globally and has operations in 37 countries, serving over 5.4 million merchant locations and over 2,000 card issuers and their customers. The Company has acquired domestic and international businesses over the last five years with the most significant acquisition being Concord EFS, Inc. (“Concord”) in 2004 which included the STAR Network. In 2006, FDC spun-off its Western Union money transfer businesses and, in 2007, FDC was acquired by an entity controlled by affiliates of Kohlberg Kravis Roberts & Co. (“KKR”). Additional information on the above noted items is presented below.

Merger

On April 1, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with New Omaha Holdings L.P., a Delaware limited partnership (“Parent”), and Omaha Acquisition Corporation, a Delaware corporation and a subsidiary of Parent (“Sub”). Parent is controlled by affiliates of KKR. On September 24, 2007, under the terms of the Merger Agreement, Sub merged with and into the Company (“the merger”) with the Company continuing as the surviving corporation and a subsidiary of First Data Holdings, Inc. (“Holdings”) (formerly know as New Omaha Holdings Corporation), a Delaware corporation and a subsidiary of Parent.

As of the effective time of the merger, each issued and outstanding share of common stock of the Company was cancelled and converted into the right to receive $34.00 in cash, without interest (other than shares owned by Parent, Sub or Holdings, which were cancelled and given no consideration). Additionally, vesting of FDC stock options, restricted stock awards and restricted stock units was accelerated upon closing of the merger. The transaction resulted in a total purchase price of approximately $26.5 billion, including acquisition-related costs and excluding assumption of debt.

The merger was financed by a combination of the following: borrowings under the Company’s new senior secured credit facilities, new senior unsecured interim loan agreement and new senior subordinated unsecured interim loan agreement, and the equity investment of Holdings. See Note 2 of the Company’s Consolidated Financial Statements in this annual report on Form 10-K for detailed discussion of purchase price and transaction costs, and Note 10 for a detailed discussion regarding the tender of previously existing debt as well as the debt issued in conjunction with the merger.

The Company has implemented a “100 day plan” to provide strategic direction for the Company under new leadership. The plan includes generating organic growth through improved sales effectiveness and accelerating new product innovations. The plan also captures efficiencies related to the simplification of domestic and international operations and other near term cost saving initiatives as well as certain reductions in personnel. In accordance with this plan and in November 2007, the Company terminated approximately 6% of its worldwide work force.

Spin-off of Western Union

On September 29, 2006, the Company separated its Western Union money transfer business into an independent, publicly traded company through a spin-off of 100% of Western Union to FDC shareholders in a transaction intended to qualify for tax-free treatment (“the spin-off”) giving the shareholders separate ownership interests in FDC and Western Union. FDC and Western Union are independent and have separate ownership, boards of directors and management.

For more information regarding the spin-off, refer to Note 19 of the Company’s Consolidated Financial Statements in Item 8.

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

Significant Acquisitions and Dispositions

The Company completed a number of acquisitions during 2007, each of which was acquired for less than $400 million. Aggregate acquisitions in 2007 were $866.8 million with the most significant being First Data Polska (formerly POLCARD) for $331.9 million. Refer to Note 4 of the Company’s Consolidated Financial Statements in Item 8 for a complete discussion of the Company’s acquisitions and dispositions.

Segments

The Company is organized in three primary segments: Commercial Services, Financial Institution Services and First Data International. In addition, the Company currently operates its official check and money order business, as well as other check processing and payment management services, through its Integrated Payment Systems segment. Upon completion of a strategic review, the Company decided to gradually exit from the official check and money order business. The Company expects the wind-down of the majority of the business to take place by the end of 2008.

Commercial Services

Commercial Services provides merchant and debit network acquiring and processing, check verification, settlement and guarantee, and prepaid card services. The company provides these services to approximately 3.7 million merchant locations across the United States, and processed $1.5 trillion of payment transaction dollar volume on behalf of U.S. merchants in 2007. Commercial Services facilitates merchants’ ability to accept credit, debit and prepaid cards and checks by authorizing and settling merchants’ credit, debit, stored-value and loyalty card transactions and check transactions. At the same time, Commercial Services provides merchants with the reliability, security and back-office services that are critical to their business success. Most of this segment’s revenue is derived from regional and local merchants. Commercial Services approaches the market through diversified sales channels including equity alliances, revenue sharing alliances and referral arrangements with 130 financial institution partners and arrangements with over 350 non-bank referral partners as well as 163 independent sales organization partners, as of December 31, 2007.

Financial Institution Services

Financial Institution Services provides financial institutions and other third parties with various services, including credit and retail card processing; debit card processing and network services; output services, such as statement and letter printing, embossing and mailing services; and remittance processing services. The credit and retail card processing and debit processing businesses provide services that enable financial institutions and other organizations offering credit cards, debit cards and retail private label cards to consumers and businesses to manage customer accounts. Financial Institution Services also provides services to the U.S. PIN POS debit market through the STAR Network which offers PIN-secured debit acceptance at 2.1 million ATM and retail locations.

First Data International

First Data International provides products and services in international markets that are similar to those offered by the Commercial Services and Financial Institution Services segments in the United States. First Data International has operations in 37 countries, including the U.S., with regional management teams overseeing local operations. The segment operates in four main geographic regions including Europe, Middle East and Africa; Latin America, Canada and Caribbean; Australia and New Zealand; and Asia.

Integrated Payment Systems

The Integrated Payment Systems segment provides official checks and money orders through independent agents, which are typically banks or other financial institutions. The Integrated Payment Systems segment also provides other payment services such as remote deposit, clearing services and payment management services.

Operating Locations

The Company has domestic and international operations and regional or country offices where sales, customer service and/or administrative personnel are based. The international operations generate revenues from customers located and operating outside of the United States. In the successor period from September 25, 2007 through December 31, 2007 and the predecessor period from January 1, 2007 through September 24, 2007 revenues generated from processing transactions at locations within the United States (domestic) regardless of the segments to which the associated revenues applied, were 78% and 81% of FDC’s consolidated revenues, respectively, while revenue generated from processing transactions at locations outside of the United States (international) were 22% and 19%, respectively. Long-lived assets attributable to domestic and international operations as percentages of FDC’s total long-lived assets as of December 31, 2007 were 82% and 18%, respectively. No individual foreign country is material to the Company’s total revenues or long-lived assets. Further financial information relating to the Company’s international and domestic revenues and long-lived assets is set forth in Note 17 to the Company’s Consolidated Financial Statements in Item 8.

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

Commercial Services Segment

The Commercial Services segment is comprised of:

•	Merchant acquiring and processing services;

•	Debit network acquiring and processing services;

•	Check verification, settlement and guarantee services; and

•	Prepaid card services

Commercial Services revenues from external customers, operating profit, and assets represent the following percentages of FDC’s consolidated revenues, total reported segment operating profit, and consolidated assets:

	Successor period from September 25, 2007 through December 31, 2007	Predecessor period from January 1, 2007 through September 24, 2007	Year ended December 31, 2006	Year ended December 31, 2005
Revenue from external customers	51%	52%	54%	54%
Operating profit [1,2]	52%	92%	71%	63%
Assets (at December 31) [2]	48%		38%	31%

1 – Operating profit, as a percentage of total segment and all other and corporate operating profit, for the predecessor period from January 1, 2007 through September 24, 2007 includes accelerated vesting of stock options and restricted stock awards and units and transaction costs related to the merger of $265.2 million that were recognized in All Other and Corporate. The exclusion of these costs from the calculation would decrease the Commercial Services operating profit percentage shown above by approximately 21 percentage points for the predecessor period from January 1, 2007 through September 24, 2007.

2 – Operating profit and assets were impacted by purchase accounting in the successor period from September 25, 2007 through December 31, 2007.

Description of Commercial Services Segment Operations

In the Commercial Services segment, revenues are derived primarily from providing merchant acquiring and processing, debit network acquiring and processing, prepaid services and check verification, settlement and guarantee. Commercial Services businesses facilitate the acceptance of consumer transactions at the point of sale, whether it is a transaction at a physical merchant location, over the internet or at an ATM. A brief explanation of the segment’s service and product offerings is presented below.

Merchant acquiring and processing services

Merchant acquiring services facilitate the merchants’ ability to accept credit, debit, stored-value and loyalty cards by authorizing, capturing and settling the merchants’ transactions. Acquiring services also provide POS devices and other equipment necessary to capture merchant transactions. A majority of these services are offered to the merchants through joint ventures or other alliance arrangements primarily with financial institutions. The segment’s processing services include authorization, transaction capture, settlement, chargeback handling, and internet-based transaction processing. The vast majority of these services pertain to transactions in which consumer payments to merchants are made through a card association (such as Visa or MasterCard), a debit network, or another payment network (such as Discover).

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

Commercial Services provides merchant and debit network acquiring and processing, check verification, settlement and guarantee, and prepaid card services to merchants operating in approximately 3.7 million merchant locations across the United States. Commercial Services provides full service merchant processing primarily on Visa and MasterCard transactions and PIN-debit at the point of sale.

Growth in the Commercial Services business is derived from acquiring new merchant relationships, new and enhanced product and service offerings, cross selling products and services into existing relationships, the shift of consumer spending to increased usage of electronic forms of payment and the strength of its alliances with banks and other institutions. The Company’s alliance structures take on different forms, including consolidated subsidiaries, equity method investments and revenue sharing arrangements. Under the alliance program, the Company and a bank or other institution form a joint venture, either contractually or through a separate legal entity. Merchant contracts may be contributed to the venture by the Company and/or the bank or institution. New merchant business generally is solicited by the alliance’s (and in some cases, the financial institution’s) sales force. Each alliance requires successful management of the relationship between the Company and the alliance partner. The Company benefits by providing processing services for the alliance and its merchant customers, while the alliance partner’s merchant banking relationship is benefited. Alliance institutions generally provide card association sponsorship, clearing, and settlement services. These institutions typically act as a merchant referral source when the institution has an existing banking or other relationship. The Company provides transaction processing and related functions. Both partners may provide management, sales, marketing, and other administrative services. The alliance strategy could be affected by further consolidation among financial institutions.

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

There are a number of different entities involved in a merchant transaction including the cardholder, card issuer, card association, merchant, merchant acquirer, electronic processor for credit and signature debit transactions, and debit network for PIN-debit transactions. The card issuer is the financial institution that issues credit or debit cards, authorizes transactions after determining whether the cardholder has sufficient available credit or funds for the transaction, and provides funds for the transaction. Some of these functions may be performed by an electronic processor (such as the Financial Institution Services business) on behalf of the issuer. The card association is Visa or MasterCard, a debit network (such as STAR Network) or another payment network (such as Discover) that routes the transactions between the Company and the card issuer. The merchant is a business from which a product or service is purchased by a cardholder. The acquirer (such as the Company or one of its alliances) contracts with merchants to facilitate their acceptance of cards. A merchant acquirer may do its own processing or, more commonly, may outsource those functions to an electronic processor such as the Commercial Services segment. The acquirer/processor serves as an intermediary between the merchant and the card issuer by:

(1)	Obtaining authorization from the card issuer through a card association or debit network;

(2)	Transmitting the transaction to the card issuer through the applicable card association, payment network or debit network; and

(3)	Paying the merchant for the transaction. The Company typically receives the funds from the issuer via the card association, payment network or debit network prior to paying the merchant.

A transaction occurs when a cardholder purchases something from a merchant who has contracted with the Company, an alliance partner or a processing customer. When the merchant swipes the card through the POS terminal (which is often sold or leased, and serviced by the Company), the Company obtains authorization for the transaction from the card issuer through the card association, payment network or debit network, verifying that the cardholder has sufficient credit or adequate funds for the transaction. Once the card issuer approves the transaction, the Company or the alliance “acquires” the transaction from the merchant and then transmits it to the applicable debit network, payment network or card association, which then routes the transaction information to the card issuer. Upon receipt of the transaction, the card issuer delivers funds to the Company via the card association, payment network or debit network. Generally, the Company funds the merchant after receiving the money from the card association, payment network or debit network. Each participant in the transaction receives compensation for processing the transaction. For example, in a transaction using a Visa or MasterCard for $100.00 with a merchant “discount rate” (i.e., fee) of 1.5%, the card issuer will fund the association $98.50 and bill the cardholder $100.00 on its monthly statement. The card association will retain assessment fees of $0.10 and forward $98.40 to the Company. The Company will retain $0.40 and pay the merchant $98.00. The $1.50 retained by the card issuer is referred to as interchange and it, like assessment fees, is set by the card association. The $0.40 is the merchant discount and is negotiated between the merchant and the merchant acquirer.

The Company and its alliances, as merchant acquirers, have certain contingent liabilities for the transactions acquired from merchants. This contingent liability arises in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder’s favor. In such a case, the transaction is “charged back” to the merchant and the disputed amount is credited or otherwise refunded to the cardholder. The Company may, however, collect this amount from the card association if the amount was disputed in error. If the Company or the alliance is unable to collect this amount from the merchant, due to the merchant’s insolvency or other reasons, the Company or the alliance will bear the loss for the amount of the refund paid to the cardholder. In most cases, this contingent liability situation is unlikely to arise because most products or services are delivered when purchased, and credits are issued on returned items. However, where the product or service is not provided until sometime following the purchase (e.g., airline or cruise ship tickets), the risk is greater. The Company often mitigates its risk by obtaining collateral from merchants considered higher risk because they have a time delay in the delivery of services, operate in industries that experience chargebacks or are less creditworthy.

Debit network acquiring and processing services

Debit network acquiring and processing services include ATM processing, STAR Network access, and acquired debit card transaction processing services such as authorization and settlement for acquirers. In the merchant acquiring process flow described above, STAR Network represents a debit network. The STAR Network represents a telecommunications network which is connected to thousands of financial institutions, merchants, payment processors, ATM processors, and card processors that participate in the network. When one of these participants acquires a STAR Network transaction, it sends the transaction to the network switch, which is operated by the Company, which in turn routes the transaction to the appropriate participant for authorization. STAR Network’s fees differ from those presented in the example above in that the debit network charges less for PIN-debit transactions than do the card associations for credit and signature debit since there is substantially less risk involved in the PIN-debit transaction because the transaction is not approved unless there are sufficient funds in the customer’s bank account. STAR Network’s revenues are earned primarily on a fee-per-transaction basis. In a situation in which a PIN-secured debit transaction uses the Company’s debit network and the Company is the acquiring payment processor for the merchant, the Company receives (1) a fee from the merchant for acquiring the transaction and (2) a network acquirer fee from the merchant for accessing the network. There are other possible configurations of transactions that result in the Company receiving multiple fees for a transaction, depending on the role which the Company plays.

Prepaid card services

First Data Prepaid Services develops, implements and manages prepaid stored-value card issuance and processing services (i.e. gift cards) for retailers and others. The full-service stored-value/gift card program offers transaction processing services, card acquisition and customer service for over 200 national brands and several thousand small and mid-tier merchants. During 2006, the Company began providing support to the card issuer in the distribution of a co-branded STAR Network and Visa gift card bearing the retailer’s name, as well as the STAR Network Gift Card that is available in certain gift card malls.

In June 2007, the Company announced a strategic partnership with Discover Financial Services to issue Discover Network payroll cards provided by Money Network Financial, LLC, a First Data Company. The Money Network Payroll distribution service enables paperless pay options for employers as an alternative to paper checks for their employees.

Check verification, settlement and guarantee services

Check verification, settlement and guarantee services use the Company’s proprietary database system to assist in verifying that a check writer is a reasonable credit risk for a merchant, or to guarantee that approved checks presented to merchants for payment will be collectible. These services include risk management services, which utilize software, information and analysis to assist in deposit, payment, and identity fraud prevention and reduction. Revenues are earned primarily by charging merchant fees for check verification or guarantee services. The majority of the Company’s services involve providing check guarantee services for checks received by merchants. Under the guarantee service, when a merchant receives a check in payment for goods and services, the transaction is submitted to and analyzed by the Company. The Company either accepts or declines the check for warranty coverage under its guarantee service. If the Company approves the check for warranty coverage and the merchant accepts the check, the merchant will deposit the check in its bank account. If the check is returned unpaid by the merchant’s bank and the returned check meets the requirements for warranty coverage, the Company is required to purchase the check from the merchant at its face value. The Company then owns the purchased check and pursues collection of the check from the check writer. As a result, the Company bears the risk of loss if the Company is unable to collect the returned check from the check writer. The Company earns a fee for each check it guarantees, which generally is determined as a percentage of the check amount.

The Company provides check guarantee and settlement services utilizing the Company’s Electronic Check Acceptance service (“ECA”), which converts a paper check written at the point of sale into an electronic item, enabling funds to be deposited electronically to the merchant’s account and deducted electronically from the check writer’s account.

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

Commercial Services Segment Competition

The Company’s Commercial Services business competes with several service providers and financial institutions that provide these services to their merchant customers. In many cases, the merchant alliances also compete against each other for the same business. The Company’s check guarantee and verification products compete principally with the products of two other national companies. The Company also faces significant competition from regional and national operators of debit networks. The Company’s prepaid card services compete with other payment processing companies as well as card associations and payment networks such as Visa and American Express.

The most significant competitive factors relate to price, brand, strength of financial institution partnership, breadth of features and functionality, scalability and servicing capability. The Commercial Services segment is further impacted by large merchant and large bank consolidation, card association business model expansion, and the expansion of new payment methods and devices.

In both the Commercial Services and Financial Institution Services segments, the card associations and payment networks—Visa, MasterCard and Discover—are increasingly offering products and services that compete with the Company’s products and services.

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

Commercial Services Geographic Mix and Revenues

Revenues from external customers for the Commercial Services segment are substantially all earned in the United States. Merchant revenues outside of the United States are managed and reported by the Company’s First Data International segment. Within the United States, revenues from external customers are spread across the country since Commercial Services has alliance partners across geographic regions and a large percentage of its transactions occur at national merchants.

Commercial Services Significant Customers

The Commercial Services segment does not have any individually significant customers; however, the Company has two significant merchant alliance relationships with financial institutions of which one is accounted for under the equity method of accounting and the other is consolidated. The alliance accounted for under the equity method, Chase Paymentech, meets the significant subsidiary test provided in SEC Regulation S-X Rule 1-02(w) in that the Company’s equity earnings of this alliance exceeded 20% of the Company’s consolidated income from continuing operations before income taxes in the predecessor period. Chase Paymentech may not meet the significant subsidiary test in 2008. In accordance with SEC Regulation S-X Rule 3-09, the financial statements of Chase Paymentech are filed with this annual report on Form 10-K as part of Item 15(c). In the event of a termination of these significant alliance relationships, the Company has certain rights to receive a portion of the applicable merchant portfolios. With the receipt of the Company’s portion (its ownership interest) of an alliance’s merchant portfolios upon termination, the Company’s consolidated revenues would increase or decrease depending upon if the alliance was previously consolidated, however, there would not be a material impact on consolidated earnings. Potential risks if the alliance is terminated include the potential loss of certain processing volume over time, the loss of JPMorgan branch referrals, the loss of access to the JPMorgan brand, and post-termination competition by Chase.

Financial Institution Services Segment

The Financial Institution Services segment is comprised of:

(1)	Credit and retail card processing services;

(2)	Debit card processing and network services;

(3)	Output services; and

(4)	Remittance and other processing services.

Financial Institution Services revenues from external customers, operating profit, and assets represent the following percentages of FDC’s consolidated revenues, total reported segment operating profit and consolidated assets:

	Successor period from September 25, 2007 through December 31, 2007	Predecessor period from January 1, 2007 through September 24, 2007	Year ended December 31, 2006	Year ended December 31, 2005
Revenue from external customers	23%	25%	25%	28%
Operating profit [1,2]	27%	32%	24%	27%
Assets (at December 31) [2]	11%		7%	7%

1 – Operating profit, as a percentage of total segment and all other and corporate operating profit, for the predecessor period from January 1, 2007 through September 24, 2007 includes accelerated vesting of stock options and restricted stock awards and units and transaction costs related to the merger of $265.2 million that were recognized in All Other and Corporate. The exclusion of these costs from the calculation would decrease Financial Institution Services operating profit percentage shown above by approximately 8 percentage points for the predecessor period from January 1, 2007 through September 24, 2007.

2 – Operating profit and assets were impacted by purchase accounting in the successor period from September 25, 2007 through December 31, 2007.

Description of Financial Institution Services Segment Operations

Financial Institution Services provides financial institutions and other third parties with various services including credit and retail card processing; debit card processing and network services; output services, such as statement and letter printing, embossing and mailing services; and remittance and other processing services. Revenue and profit growth in these businesses is derived from growing the core business, expanding product offerings, and improving the overall cost structure. Growing the core business comes primarily from an increase in debit and credit card usage, growth from existing clients and sales to new clients and the related account conversions.

Growth from expanded product offerings is driven by the development or acquisition of new products as well as expansion into adjacent markets. The Company will enter adjacent markets where it can leverage its existing infrastructure and core competencies around high volume transaction processing and management of customer account information.

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

Revenues for credit and retail card issuing and processing services are derived from fees payable under contracts that depend primarily on the number of cardholder accounts on file. More revenue is derived from active accounts (those accounts on file that had a balance or any monetary posting or authorization activity during the month) than inactive accounts.

Debit issuing and processing services

The Company provides STAR Network access as well as ATM/debit and signature debit card processing services, such as transaction routing, authorization, card embossing and settlement for issuers. When a merchant acquirer acquires a STAR Network transaction, it sends the transaction to the network switch, which in turn routes the transaction to the appropriate financial institution for authorization. To be routed through the STAR Network switch, a transaction must be initiated with a card participating in the STAR Network at an ATM or POS terminal also participating in the STAR Network.

Revenue related to the STAR Network and debit card issuing and processing services is derived from fees payable under contracts but are driven more by monetary transactions processed rather than by accounts on file. The Company provides services which are driven by client transactions and are separately priced and negotiated with clients. In a situation in which a PIN-secured debit transaction uses the Company’s debit network and the Company is the debit card processor for the financial institution, the Company receives (1) a fee from the card issuing financial institution for running the transaction through the network switch, and (2) a fee from the card issuer for obtaining the authorization. There are other possible configurations of transactions that result in the Company receiving multiple fees for a transaction, depending on the role which the Company plays.

Output services

Output services consist of statement and letter printing, embossing and mailing services. Services are provided to organizations that process accounts on the Company’s platform as described above and for clients that process accounts on alternative platforms. The Company provides these services primarily through in-house facilities.

Revenues for output services are derived primarily on a per piece basis and consist of fees for the production and materials related to finished products. The mailing services drives a majority of the segment’s and the Company’s postage revenue.

Remittance processing

The remittance processing business processes mail-in payments for third party organizations. Revenues for remittance processing services are derived primarily on a per transaction basis and consist of fees for processing consumer payments.

Financial Institution Services Pipeline

During 2007, the Company converted approximately 26 million accounts to its system. The pipeline at December 31, 2007 was approximately 15 million accounts, which are primarily retail accounts. The Company expects to convert approximately 8 million of these accounts in 2008.

Financial Institution Services Segment Competition

The Company’s Financial Institution Services segment competes with several other third-party card processors and debit networks in the United States, as well as financial institutions that possess in-house operations to manage card issuance and maintenance.

The most significant competitive factors are price, system performance and reliability, breadth of features and functionality, disaster recovery capabilities and business continuity preparedness, data security, scalability, and flexibility of infrastructure and servicing capability. The Financial Institution Services business is further impacted by financial institution consolidation.

In both the Commercial Services and Financial Institution Services segments, the card associations and payment networks—Visa, MasterCard and Discover—are increasingly offering products and services that compete with the Company’s products and services.

Financial Institution Services Seasonality

A large portion of Financial Institution Services results of operations are driven by the number of accounts on file, both active and inactive, which are affected by the traditional holiday season in the fourth quarter. Debit processing and STAR Network revenues and earnings are impacted by the volume of consumer usage of debit cards and increased POS activity during the traditional holiday shopping period in the fourth quarter, the back-to-school buying period in the third quarter, and around other nationally recognized holidays.

Financial Institution Services Geographic Mix and Revenues

Revenues from external customers for the Financial Institution Services segment are substantially all earned in the United States. Card issuing revenues outside of the United States are reported by the Company’s First Data International segment. Within the United States, revenues from external customers are geographically dispersed throughout the country.

Financial Institution Services Significant Customers

During 2007, the Company had a significant relationship with two clients whose revenues represented approximately 17% and 10%, respectively, of the Financial Institution Services segment revenue for the successor period September 25, 2007 through December 31, 2007. The same two clients represented approximately 16% and 11%, respectively, of Financial Institution Services segment revenue for the predecessor period from January 1, 2007 through September 24, 2007.

First Data International

The First Data International segment is comprised of:

•	Debit, credit, retail and prepaid card processing;

•	Merchant acquiring and processing;

•	ATM and POS processing, driving, acquiring and switching services; and

•	Card processing software.

First Data International revenues from external customers, operating profit, and assets represent the following percentages of FDC’s consolidated revenues, total reported segment operating profit and consolidated assets:

	Successor period from September 25, 2007 through December 31, 2007	Predecessor period from January 1, 2007 through September 24, 2007	Year ended December 31, 2006	Year ended December 31, 2005
Revenue from external customers	22%	19%	17%	13%
Operating profit [1,2]	25%	13%	10%	8%
Assets[2]	13%		10%	7%

1 – Operating profit, as a percentage of total segment and all other and corporate operating profit, for the predecessor period from January 1, 2007 through September 24, 2007 includes accelerated vesting of stock options and restricted stock awards and units and transaction costs related to the merger of $265.2 million that were recognized in All Other and Corporate. The exclusion of these costs from the calculation would decrease First Data International’s operating profit percentage shown above by approximately 3 percentage points for the predecessor period from January 1, 2007 through September 24, 2007.

2 – Operating profit and assets were impacted by purchase accounting in the successor period from September 25, 2007 through December 31, 2007.

The First Data International segment operates in four geographic regions: EMEA includes Europe, Middle East and Africa and provides card issuing processing, merchant acquiring and processing, and ATM and POS processing, driving, acquiring and switching services across the region; LAC includes Latin America, Canada and Caribbean countries and provides merchant acquiring and processing, card issuing processing, software licensing and debit switching services; ANZ includes Australia and New Zealand and provides merchant acquiring, processing and switching services, managed service card processing and owns and operates an ATM network in Australia; and Asia includes China and North and South Asian countries and mainly provides merchant POS transaction switching services, software licensing, card issuing processing services, host processing services and merchant acquiring and processing.

The merchant acquiring and card issuing services provided by the First Data International segment are similar in nature to the services described above in the Commercial Services and Financial Institution Services segments other than it includes substantially all the services provided outside of the United States. For a description of the First Data International segment’s merchant acquiring and card issuing businesses refer to the Commercial Services and Financial Institution Services segment descriptions provided above.

Card processing software

The Company has historically licensed its VisionPLUS credit card transaction processing software to international financial institutions, retailers and third party processors. Additionally, the Company uses this software as a platform to provide processing services to international financial institutions and over the next two years plans to convert substantially its entire international card processing services to the VisionPLUS platform. The Company also generates revenue from custom programming services for certain customers and from software licensing and maintenance fees from its VisionPLUS software.

First Data International Pipeline

The pipeline at December 31, 2007 was approximately 2.1 million accounts the majority of which are retail. The Company expects to convert these accounts in 2008.

First Data International Segment Competition and Seasonality

Competition and seasonality within the First Data International segment is similar to that of the Commercial Services and Financial Institution Services segments for the respective product and service offerings and also includes third-party software providers. See discussions above. A noted difference from the U.S. operations is that there are more and smaller competitors because of the First Data International segment’s global span.

First Data International Geographic Mix

The following countries accounted for more than 10% of the segment’s revenues from external customers for the years ended December 31, 2007, 2006 and 2005, respectively:

	Successor period from September 25, 2007 through December 31, 2007	Predecessor period from January 1, 2007 through September 24, 2007	Year ended December 31, 2006	Year ended December 31, 2005
United Kingdom	22%	23%	23%	31%
Germany	18%	19%	18%	16%
Australia	13%	12%	15%	20%

No other individual foreign country accounted for more than 9% of the segment’s revenues from external customers for the years ended December 31, 2007, 2006 and 2005, respectively. No individual foreign country was material to the Company’s consolidated revenues. Revenue by geographic region as a percentage of the total First Data International segment revenue is as follows:

	Successor period from September 25, 2007 through December 31, 2007	Predecessor period from January 1, 2007 through September 24, 2007	Year ended December 31, 2006	Year ended December 31, 2005
EMEA	61%	60%	62%	61%
LAC	17%	18%	16%	16%
ANZ	12%	13%	17%	20%
Asia	6%	6%	5%	1%

The remaining portion of First Data International’s revenue is associated with businesses that do not operate on a geographic basis. The ANZ region included South Asia in 2006 and 2005.

First Data International Significant Customers

No individual customer makes up more than 10% of the First Data International segment revenue.

Integrated Payment Systems

The Integrated Payment Systems segment is comprised of:

(1)	Official check and money order issuance; and

(2)	Check processing and payment management services.

Integrated Payment Systems revenues from external customers excluding an adjustment to reflect segment revenue on a pretax equivalent basis, operating profit, and assets represent the following percentages of FDC’s consolidated revenues, total reported segment operating profit and consolidated assets:

	Successor Period from September 25, 2007 through December 31, 2007	Predecessor Period from January 1, 2007 through September 24, 2007	Year ended December 31, 2006	Year ended December 31, 2005
Revenue from external customers	0%	(1)%	(2)%	0%
Operating profit [1,2]	9%	3%	1%	8%
Assets[2]	25%		42%	42%

1 – Operating profit, as a percentage of total segment and all other and corporate operating profit, for the predecessor period from January 1, 2007 through September 24, 2007 includes accelerated vesting of stock options and restricted stock awards and units and transaction costs related to the merger of $265.2 million that were recognized in All Other and Corporate. The exclusion of these costs from the calculation would decrease Integrated Payment System’s operating profit percentage shown above by approximately 1 percentage point for the predecessor period from January 1, 2007 through September 24, 2007.

2 – Operating profit and assets were impacted by purchase accounting in the successor period from September 25, 2007 through December 31, 2007.

Upon completion of a strategic review of the Company’s official check and money order operations in the first quarter of 2007, the Company decided to gradually exit this line of business. The Company expects the wind-down of the majority of the business to take place in 2008. During 2007, the Company repositioned its investment portfolio associated with this business from long-term municipal bonds to short-term investments, the majority of which were short-term, tax-exempt variable rate demand notes at December 31, 2007. In January 2008, the portfolio was further repositioned from these short-term, tax-exempt variable rate demand notes to mostly short-term taxable investments, the majority of which were in commercial paper and bank certificates of deposits.

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

The Company’s official check and money order services generate revenue primarily through the ability to invest funds pending settlement. The Company invests these funds in investments to minimize its exposure to credit risks. These investments primarily were in tax-exempt variable rate demand notes in 2007 but were replaced with mostly short-term taxable investments in January of 2008 as noted above as well as some long-term auction-rate securities.

An official check transaction is initiated when a consumer procures an official check from one of the Company’s agents, typically a financial institution. The agent generally is required to remit the funds collected from the consumer to the Company the same day or the following day. The Company pays its agents commissions based on short-term variable interest rates and the balance of outstanding official checks attributable to the individual agent. The Company nets the commissions paid to agents against the revenues it earns from its investments.

Check processing and payment management services

Check processing represents capture and processing of inbound and outbound checks, including image based services, and payment management services represents remote deposit, clearing services and processing which occur in various forms such as checks, ACH, wire transfer and stored value cards.

Integrated Payment Systems Competition

The Company’s official check and money order businesses compete with one other third party check issuer, financial institutions processing their own in-house check products and postal money orders.

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

EFSTS provides payment processing, settlement and specialized reporting services for transportation companies and owns and operates ATMs at truck stops. EFSTS is a closed loop payment processing system for transportation companies in the United States and Canada. Its products offer transportation drivers a convenient way to purchase fuel, access cash and pay for repairs while on the road. Transportation companies use the processing system to manage their business daily through the internet or real time via a direct connection to a host.

FDGS is focused on identifying, developing, commercializing and operating payment systems and related technologies in the government sector. For instance, FDGS provides electronic tax payment processing services for the Electronic Federal Tax Payment System (“EFTPS”).

Teleservices is a provider of voice-center services to the telecommunications and financial services industries. Teleservices operates two voice operations centers in the United States that provide a full range of high-volume, inbound telephone operator services, including customer support, directory assistance and multilingual customer service.

First Data Voice Services offers customized toll-free telephone interactive voice services that gather, process and distribute information for client needs for both promotional and long-term projects. Revenues from these services consist of fees paid by clients, which generally are based on call volume, duration and the number of transactions.

First Data Solutions serves financial institutions and debt and collection agencies by helping them locate, verify and identify individuals and businesses.

Corporate operations include administrative and shared service functions such as the executive group, legal, tax, treasury, internal audit, accounting, human resources, information technology and procurement. Costs incurred by corporate that are directly related to a segment are allocated to the respective segment. Shared service costs are allocated to the segments primarily based on a relative percentage of total segment revenue. Administrative costs are retained by Corporate.

All Other and Corporate Competition

The operations within All Other and Corporate have various competitors. Any single competitor would not have a material impact on the Company.

All Other and Corporate Significant Customers

All Other and Corporate has a significant customer relationship with one customer that represents approximately 14% and 19% of All Other and Corporate’s revenue from external customers for the successor period from September 25, 2007 through December 31, 2007 and the predecessor period from January 1, 2007 through September 24, 2007, respectively.

Trademarks and Patents

The Company owns many trademarks, patents and other intellectual property that are important to its future success. The only intellectual property right which is individually material to the Company is the STAR Network trade name within the Commercial Services and Financial Institution segments. Financial institutions and merchants associate the STAR Network trade name with quality and reliable debit network processing services. Loss of the proprietary use of the STAR Network trade name or a diminution in the perceived quality associated with that name could harm the Company’s growth in the debit network business. Also important, but not individually material, is the VisionPLUS trademark and software mostly utilized in the First Data International segment. VisionPLUS is recognized internationally as a quality software product and card processing system. The software is important to the Company’s international expansion.

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

Employees and Labor

At December 31, 2007, the Company employed approximately 27,000 employees, approximately 96% of which were full-time employees. One of the Company’s wholly owned subsidiaries has approximately 2,200 employees in the United Kingdom, about 20% of whom are members of Unite trade union (formerly Amicus trade union). Employees of the Company’s subsidiaries in Vienna, Austria; Frankfurt, Germany; Nürnberg, Germany; and Stüttgart, Germany are also represented by local works councils and a portion of the Frankfurt workforce is covered by a union contract. Employees in certain other countries are also covered by the terms of industry-specific national collective agreements. The majority of the Company’s employees are not otherwise represented by any labor organization in the United States. The Company believes that its relations with its employees and the labor organizations identified above are in good standing.

Available Information

FDC’s principal executive offices are located at 6200 S. Quebec Street, Greenwood Village, CO 80111, telephone (303) 967-8000. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge to shareholders and other interested parties through the “About” portion of the Company’s web site, www.firstdata.com, as soon as reasonably practical after they are filed with the Securities and Exchange Commission (“SEC”). The SEC maintains a web site, www.sec.gov, which contains reports and other information filed electronically with the SEC by the Company. The Company’s Audit Committee Charter, Compensation and Benefits Committee Charter, Nominating and Governance Committee Charter, and Code of Conduct for Senior Financial Officers are available without charge through the “About”, “Governance” portion of the Company’s web site, listed above, or by writing to the attention of Investor Relations at the address listed above.

Executive Officers of the Company

See Item 10 of this Form 10-K.

Government Regulations

Various aspects of our service areas are subject to U.S. federal, state and local regulation, as well as regulation outside the United States. Failure to comply with regulations may result in the suspension or revocation of licenses or registrations, the limitation, suspension or termination of service, and/or the imposition of civil and criminal penalties, including fines. Certain of our services also are subject to rules promulgated by various payment networks, such as Visa, MasterCard and Discover, as more fully described below.

Banking Regulation

First Data Loan Company, Canada (“FDLCC”), through which we conduct some of our merchant acquiring activities in Canada, is a Canadian loan company subject to regulation, examination and oversight by the Office of the Superintendent of Financial Institutions and to various provincial registration and licensing requirements. First Data Trust Company, LLC (“FDTC”), engages in trust activities previously conducted by the trust department of a former banking subsidiary of the Company. FDTC is subject to regulation, examination and oversight by the Division of Banking of the Colorado Department of Regulatory Agencies. These financial institution subsidiaries are also subject to various national and local banking and consumer protection laws and regulations that apply to the activities they conduct. Since FDTC is not a “bank” under the Bank Holding Company Act of 1956, as amended (“BHCA”), and FDLCC does not operate any banking offices in the United States or do business in the United States, except such business as may be incidental to its activities outside the United States, our affiliation with FDTC and FDLCC does not cause us to be regulated as a bank holding company or financial holding company under the BHCA.

Because a number of our subsidiary businesses, including card issuer processing, merchant processing and STAR Network businesses, provide data processing services for financial institutions, they are subject to examination by the Federal Financial Institutions Examination Council, an interagency body comprised of the federal bank and thrift regulators and the National Credit Union Association.

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

First Data Polska S.A. is regulated as a settlement agent by the National Bank of Poland.

Association and Network Rules

FDLCC is a member of MasterCard International, Inc. in Canada and subject to MasterCard rules. First Data Cono Sur, S.A. is a member of MasterCard in Argentina and Uruguay and subject to MasterCard rules. First Data Resources, LLC., First Data Merchant Services Corporation, FDRL, First Data Deutschland, First Data Hellas, First Data Latvia, First Data Lithuania, First Data Slovakia, First Data Austria, First Data Resources Australia Limited (“FDRA”), BWA Merchant Services Pty Limited (“BWAMS”), Omnipay, Limited, First Data Acquisition Corp., First Data Merchant Services Mexico, S. de R.L. de C.V., AIB Merchant Services, European Merchant Services, BNL Positivity, Merchant Solutions Private Limited, Merchant Solutions Pte Limited, Merchant Solutions Sdn Bhd and STAR Network are registered with Visa and/or MasterCard as service providers for member institutions. In those situations where we are serving as service providers to member institutions, we are not an acquirer under Visa’s and MasterCard’s rules. Two STAR Network entities, Star Networks, Inc. and Star Processing Inc., are also processor level members of numerous debit and electronic benefits transaction (“EBT”) networks in connection with processing services and other services they provide to their customers. As such, we are subject to applicable card association and network rules, which could subject us to a variety of fines or penalties that may be levied by the card associations or networks for certain acts and/or omissions by us, our sponsorees, acquirer customers, processing customers and/or merchants. We mitigate this risk by maintaining an extensive card association and network compliance function. We are also subject to network operating rules promulgated by the National Automated Clearing House Association relating to payment transactions processed by us using the Automated Clearing House Network and to various state laws regarding such operations, including laws pertaining to EBT.

Cashcard Australia Limited (“Cashcard”) is a member of the Australian Consumer Electronic Clearing System (“CECS”), which is a debit payment system regulated by network operating rules established and administered by Australian Payments Clearing Association Limited and which facilitates the clearing and settlement of ATM and Electronic Funds Transfer at Point of Sale (“EFTPOS”) payments in Australia. The network operating rules impose a variety of sanctions, including suspension or termination of membership and fines for non-compliance. Cashcard also operates its own network of members, regulated by rules promulgated by Cashcard, which facilitates access to CECS for Cashcard’s member institutions. To enable Cashcard to settle in CECS direct with banks and financial institutions, Cashcard maintains an Exchange Settlement Account (“ESA”) which is supervised by the Reserve Bank of Australia through its delegate, the Australian Prudential Regulatory Authority (“APRA”), and which requires Cashcard to adhere to conditions imposed by APRA, such as maintaining a minimum balance in the ESA.

Our subsidiary in Germany, TeleCash GmbH & Co. KG (“TeleCash”), is certified and regulated as a processor for domestic German debit card transactions by the Zentraler Kreditausschuss (“ZKA”), the German banking association. Failure to comply with the technical requirements set forth by the ZKA may result in suspension or termination of services.

Credit Reporting and Debt Collections Regulations

TeleCheck Services Inc. (“TeleCheck”) is subject to the Federal Fair Credit Reporting Act (“FCRA”) and various similar state laws based on TeleCheck’s maintenance of a database containing the check-writing histories of consumers and the use of that information in connection with its check verification and guarantee services.

The collection business within TeleCheck is subject to the Fair Debt Collection Practices Act and various similar state laws. FDRL has a license under the Consumer Credit Act to enable it to undertake collections activity on behalf of its card issuing customers through calls and letters to the debtors. First Data Deutschland and TeleCash in Germany each hold a license under the German Legal Services Act to undertake collections activities on behalf of its card issuing customers as well as against their own debtors.

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

In Australia, FDRA and BWA Merchant Services Pty. Ltd. are subject to the Privacy Act with respect to obtaining credit reports. No license is required but the Act regulates the persons to whom credit reports can be provided by credit reporting agencies and the uses and disclosures that can be made of the information contained in credit reports obtained about consumers.

Payment Instrument Licensing and Regulation

We are subject to various U.S. federal, state and foreign laws and regulations governing the sale of payment instruments, such as official checks and money orders.

In the United States, most states license issuers of payment instruments. Many states exercise authority over the operations of our services related to the sale of payment instruments and, as part of this authority, subject us to periodic examinations. Many states require, among other things, that proceeds from the sales of such instruments be invested in high-quality marketable securities prior to the settlement of the transactions. Such licensing laws also may cover matters such as regulatory approval of consumer forms, consumer disclosures and the filing of periodic reports by the licensee, and require the licensee to demonstrate and maintain levels of net worth. Many states also require issuers of payment instruments and their agents to comply with federal and/or state anti-money laundering laws and regulations. Our payment instrument businesses also are subject to regulation by the United States, including anti-money laundering laws and regulations, including the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001 (collectively, the “BSA”). In addition, certain economic and trade sanctions programs that are administered by the Treasury Department’s Office of Foreign Assets Control (“OFAC”) prohibit or restrict transactions to or from or dealings with specified countries, their governments, and in certain circumstances, their nationals, and with individuals and entities that are specially-designated nationals of those countries, narcotics traffickers, and terrorists or terrorist organizations. The BSA, among other things, requires the issuers and sellers of money orders and official checks to develop and implement risk-based anti-money laundering programs, report large cash transactions and suspicious activity, and to maintain transaction records.

Similar anti-money laundering and counter terrorist financing and proceeds of crime laws apply to movements of currency and payments through electronic transactions and to dealings with persons specified in lists maintained by the country equivalents to the OFAC lists in several other countries and require specific data retention obligations to be observed by intermediaries in the payment process. Our businesses in those jurisdictions are subject to those data retention obligations.

We have developed and are enhancing global compliance programs to monitor and address legal and regulatory requirements and developments.

Government agencies both inside and outside the United States may impose new or additional rules on sales of payment instruments, including regulations which (i) impose additional identification, reporting or recordkeeping requirements; (ii) limit the entities capable of providing the sale of payment instruments; and (iii) require additional consumer disclosures.

Escheat Regulations

We are subject to unclaimed or abandoned property (escheat) laws in the United States and abroad which require us to turn over to certain government authorities the property of others held by us that has been unclaimed for a specified period of time such as, in the Integrated Payment Systems segment, payment instruments that have not been presented for payment or, in the Commercial Services segment, account balances that cannot be returned to a merchant following discontinuation of its relationship with us. A number of our subsidiaries hold property subject to escheat laws and we have an ongoing program to comply with those laws. We are subject to audit by the states with regard to our escheatment practices.

Privacy and Information Security Regulations

Each of our segments provides services that may be subject to various state, federal and foreign privacy laws and regulations. Relevant federal privacy laws include the Gramm-Leach-Bliley Act, which applies directly to a broad range of financial institutions and indirectly to companies that provide services to financial institutions, and the Health Insurance Portability and Accountability Act, which applies directly to certain healthcare-related businesses and indirectly to companies that provide services to such businesses. Relevant foreign privacy laws include Directive 95/46 EC of the European Parliament and of the Council of 24 October 1995, as such directive is implemented in each member state of the European Union (however each member state has its own privacy laws which in some cases may be more restrictive than the Directive and impose additional duties on companies regarding handling/transfer of personal data); the Australian Privacy Act of 1988; and the Personal Information Protection and Electronic Documents Act in Canada. Each of these laws restricts the collection, processing, storage, use and disclosure of personal information, requires notice to individuals of privacy practices and provides individuals with certain rights to prevent use and disclosure of protected information. These laws also impose requirements for safeguarding personal information through the issuance of data security standards or guidelines. Certain state laws impose similar privacy obligations as well as, in certain circumstances, obligations to provide notification to affected individuals, state officers and consumer reporting agencies, as well as businesses and governmental agencies that own data, of security breaches of computer databases that contain personal information.

Other

In the European Union, Directive 2007/60 EG, the “Payment Services Directive”, was released by the European Parliament and by the Council on November 13th, 2007, setting a framework for future regulation of bodies and corporations such as the national central banks, financial institutions, e-money institutes and payment institutions. The Payment Services Directive has to be implemented in the EU member states via national legislation by November 1st, 2009. It is expected that the new member state legislation will have a material impact on the development of our industry in the EU.

Stored-value services offered to issuers by First Data Prepaid Services (“FDPS”) in the United States and outside the United States by First Data’s International businesses (“First Data International”) are subject to various federal, state and foreign laws and regulations, which may include laws and regulations related to consumer and data protection, licensing, escheat, anti-money laundering, banking, trade practices and competition and wage and employment. These laws and regulations are evolving, unclear and sometimes inconsistent and subject to judicial and regulatory challenge and interpretation, and therefore the extent to which these laws have application to, and their impact on, FDPS, First Data International, financial institutions, merchants or others is in flux. At this time we are unable to determine the impact that the clarification of these laws and their future interpretations, as well as new laws, may have on FDPS, First Data International, financial institutions, merchants or others. These services may also be subject to the rules and regulations of the various international, domestic and regional schemes, Networks and Associations in which FDPS, First Data International and the card issuers participate. These schemes, Networks or Associations may, generally in their discretion, modify these rules and regulations and such modifications could also impact FDPS, First Data International, financial institutions, merchants and others.

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

As a result of the September 24, 2007 merger of the Company with Omaha Acquisition Corporation, the Company became highly leveraged. The Company’s high degree of leverage could have important consequences, including:

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

The Company and its subsidiaries may be able to incur substantial additional indebtedness in the future. Although the indentures governing the Company’s senior notes, the senior PIK notes of First Data Holdings Inc., the agreements governing the Company’s unsecured debt, including the indentures governing the exchange notes related thereto, and the Company’s senior secured credit facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. If new debt is added to the Company’s and its subsidiaries’ existing debt levels, the related risks that the Company will face would increase.

The Company’s debt agreements contain restrictions that will limit the Company’s flexibility in operating its business.

The indenture governing the Company’s senior notes and the agreements governing the Company’s unsecured debt, including the indentures governing the exchange notes related thereto, the indenture governing the senior PIK notes of First Data Holdings Inc., and the Company’s senior secured credit facilities contain various covenants that limit the Company’s ability to engage in specified types of transactions. These covenants limit the Company’s and it’s restricted subsidiaries’ ability to, among other things:

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

A breach of any of these covenants could result in a default under one or more of these agreements, including as a result of cross default provisions and, in the case of the revolving credit facility, permit the lenders to cease making loans to the Company. Upon the occurrence of an event of default under the Company’s senior secured credit facilities, the lenders could elect to declare all amounts outstanding under the Company’s senior secured credit facilities to be immediately due and payable and terminate all commitments to extend further credit. Such actions by those lenders could cause cross defaults under the Company’s other indebtedness. If the Company was unable to repay those amounts, the lenders under the Company’s senior secured credit facilities could proceed against the collateral granted to them to secure that indebtedness. The Company has pledged a significant portion of the Company’s assets as collateral under the Company’s senior secured credit facilities. If the lenders under the senior secured credit facilities accelerate the repayment of borrowings, the Company may not have sufficient assets to repay the Company’s senior secured credit facilities as well as the Company’s unsecured indebtedness.

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

The Company is involved in various litigation matters. The Company is also involved in or is the subject of governmental or regulatory agency inquiries or investigations from time to time. If the Company is unsuccessful in its defense in the litigation matters, or any other legal proceeding, it may be forced to pay damages or fines and/or change its business practices, any of which could have a material adverse effect on the Company’s revenue and profitability. For more information about the Company’s legal proceedings, see “Item 3: Legal Proceedings” herein.

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

Certain of the Company’s borrowings, including borrowings under the Company’s new senior secured credit facilities to the extent the interest rate is not fixed by an interest rate swap, are at variable rates of interest. An increase in interest rates would have a negative impact on the Company’s results of operations by causing an increase in interest expense.

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

The Company’s cost saving plans may not be effective which may adversely affect the Company’s financial results.

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

Growth in the Company’s Commercial Services business is derived primarily from acquiring new merchant relationships, new and enhanced product and service offerings, cross selling products and services into existing relationships, the shift of consumer spending to increased usage of electronic forms of payment and the strength of the Company’s alliance partnerships with banks and financial institutions and other third parties. A substantial portion of the Company’s business is conducted through “alliances” with banks and other institutions. The Company’s alliance structures take on different forms, including consolidated subsidiaries, equity method investments and revenue sharing arrangements. Under the alliance program, the Company and a bank or other institution form a joint venture, either contractually or through a separate legal entity. Merchant contracts may be contributed to the venture by the Company and/or the bank or institution. The banks and other institutions generally provide card association sponsorship, clearing and settlement services. These institutions typically act as a merchant referral source when the institution has an existing banking or other relationship. The Company provides transaction processing and related functions. Both alliance partners may provide management, sales, marketing, and other administrative services. The alliance structure allows the Company to be the processor for multiple financial institutions, any one of which may be selected by the merchant as their bank partner. The Company relies on the continuing growth of its merchant relationships, alliances and other distribution channels. There can be no guarantee that this growth will continue. The loss of merchant relationships or alliance and financial institution partners could negatively impact the Company’s business and result in a reduction of the Company’s revenue and profit. The Company’s largest merchant alliance, Chase Paymentech, is 51% owned by J.P. Morgan Chase Bank, N.A., and 49% owned by FDC. The current term of the existing alliance agreement expires in 2010; however, JPMorgan had the right to terminate the alliance due to the change of control upon the closing of the Merger. The Company has extended the time period to exercise this right to allow for further discussions regarding the alliance. If JPMorgan exercises its termination right, FDC has the right to receive 49% of the alliance’s merchant contracts by value and be allocated 49% of the alliance’s sales force. A termination is not expected to have a material impact to income from continuing operations or consolidated EBITDA and the Company’s reported revenues would increase. Potential risks if the alliance is terminated include the potential loss of certain processing volume over time, the loss of JPMorgan branch referrals, the loss of access to the JPMorgan brand, and post-termination competition by Chase.

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

The Company and its customers are subject to regulations that affect the electronic payments industry in the many countries in which the Company’s services are used. In particular, the Company’s customers are subject to numerous regulations applicable to banks, financial institutions and card issuers in the United States and abroad, and, consequently, the Company is at times affected by such federal, state and local regulations. Regulation of the payments industry, including regulations applicable to the Company and its customers, has increased significantly in recent years. Failure to comply with regulations may result in the suspension or revocation of license or registration, the limitation, suspension or termination of service, and/or the imposition of civil and criminal penalties, including fines which could have an adverse effect on the Company’s financial condition. The Company is subject to U.S. and international financial services regulations, a myriad of consumer protection laws, escheat regulations and privacy and information security regulations to name only a few. Changes to legal rules and regulations, or interpretation or enforcement thereof, could have a negative financial effect on the Company. In addition, even an inadvertent failure by the Company to comply with laws and regulations, as well as rapidly evolving social expectations of corporate fairness, could damage the Company’s reputation or brands. There is also increasing scrutiny of a number of credit card practices, from which some of the Company’s customers derive significant revenue, by the U.S. Congress and governmental agencies. For example, the Senate Permanent Subcommittee on Investigations has considered the methods used to calculate finance charges and allocate payments received from cardholders, and the methods by which default interest rates, late fees and over-the-credit-limit fees are determined, imposed and disclosed. These investigative efforts and other congressional activity could lead to legislation and/or regulation that could have a material impact on the Company’s customers’ businesses and the Company’s business if implemented. Any such legislative or regulation restrictions on the Company’s customers’ ability to operate their credit card programs or to price credit freely could result in reduced revenue and increased cost for the Company’s customers, reduced amounts of credit available to consumers and, therefore, a potential reduction of the Company’s transaction volume and revenues. The Company has structured its business in accordance with existing tax laws and interpretations of such laws which have been confirmed through either tax rulings or opinions obtained in various jurisdictions including those related to value added taxes in Europe. Changes in tax laws or their interpretations could decrease the value of revenues the Company receives and have a material adverse impact on the Company’s business.

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

A deterioration in economic conditions could adversely affect our results of operations.

As noted above, many of the Company’s businesses rely in part on the number and size of consumer transactions which may be affected by, among other things, overall economic conditions. If general market softness in the United States economy or other national economies important to the Company’s businesses should continue for an extended period of time or deteriorate further, the Company’s results of operations could be adversely impacted.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2.	PROPERTIES

As of December 31, 2007, the Company and its subsidiaries owned or leased approximately 116 domestic properties and approximately 65 international properties. These facilities are used for operational, sales and administrative purposes, and are all currently being utilized.

	Leased Facilities		Owned Facilities
	No.	Sq. Ft.	No.	Sq. Ft.
Facilities in the United States
First Data Commercial Services	66	1,348,787	6	657,280
First Data Financial Institution Services	15	592,963	14	1,852,242
Integrated Payment Systems	5	149,799	—	—
All Other and Corporate	10	580,064	—	—

International Facilities
First Data Commercial Services	1	2,250	—	—
First Data Financial Institution Services	1	50,059	—	—
First Data International	54	974,519	9	557,002

Integrated Payment Systems has principal operations in Englewood, Colorado. Commercial Services’ principal operations are conducted in Melville, New York; Hagerstown, Maryland; Coral Springs and Maitland, Florida; Kennesaw and Marietta, Georgia; Houston, Texas; Moorpark and Roseville, California; and Wilmington, Delaware. The principal operations for Financial Institution Services are located in Omaha, Nebraska; Wilmington, Delaware; and Chesapeake, Virginia. The principal operations for First Data International are located in Basildon, United Kingdom; Frankfurt, Germany; Athens (Kryoneri), Greece; Sydney, Australia; Vienna, Austria; and Buenos Aires, Argentina. The Company’s All Other and Corporate facilities include the Company’s corporate offices in Greenwood Village, Colorado.

The Company believes that its facilities are suitable and adequate for its current business; however, the Company periodically reviews its space requirements and may acquire new space to meet the needs of its businesses or consolidate and dispose of or sublet facilities which are no longer required.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, the Company is involved in various litigation matters arising in the ordinary course of its business. None of these matters, either individually or in the aggregate, currently is material to the Company except the matters reported below.

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

On or about April 2, 2003, an additional purported class action complaint was filed in the Chancery Court for Shelby County, Tennessee, by Barton K. O’Brien. The defendants were Concord, certain of its current and former officers and directors, and the Company. This complaint contained allegations regarding the individual defendants’ alleged insider trading and alleged violations of securities and other laws and asserted that this alleged misconduct reduced the consideration offered to Concord shareholders in the proposed merger between Concord and one of the Company’s subsidiaries. The complaint sought class certification, attorneys’ fees, experts’ fees, costs and other relief the Court deems just and proper. Moreover, the complaint also sought an order enjoining consummation of the merger, rescinding the merger if it is consummated and setting it aside or awarding rescissory damages to members of the putative class, and directing the defendants to account to the putative class members for unspecified damages. On April 24, 2003, the Company filed a motion to dismiss the claims against it which was granted by the Court. On June 25, 2003, this complaint was transferred to the Shelby County Circuit Court in which In re Concord EFS, Inc. Shareholders Litigation is pending. Through a Court-ordered second amended consolidated complaint filed September 19, 2003, the two matters were consolidated.

On October 15, 2003, the plaintiffs moved for leave to file a third amended consolidated complaint similar to the previous complaints but also alleging that the proxy statement disclosures relating to the antitrust regulatory approval process were inadequate. On October 17, 2003, the plaintiffs filed a motion for preliminary injunction to enjoin the shareholder vote on the proposed merger and/or the merger itself. The Court denied the plaintiffs’ motion on October 20, 2003 but ordered deposition discovery on an expedited basis. On October 27, 2003, the plaintiffs filed a renewed motion to enjoin the shareholder vote, which was denied by the Court the same day. A motion to dismiss was filed on June 22, 2004 alleging that the claims should be denied and are moot since the merger has occurred. On October 18, 2004, the Court heard arguments on the plaintiff’s motion to amend complaint and defendant’s motion to dismiss. On September 12, 2006, the Court granted the plaintiff’s motion to file a third amended complaint.

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

In Brennan, on May 4, 2005, the Court ruled on Defendants’ Motion to Dismiss and Motion for Judgment on the Pleadings. The Court did not dismiss the complaint, except for a technical dismissal of the claims against the Company, Bank One Corporation and JPMorgan Chase. On May 25, 2005, the plaintiffs filed an amended complaint that clarified the basis for alleging that the holding companies First Data Corporation, Bank One Corporation and JPMorgan Chase were liable. On July 21, 2005, Concord filed a motion for summary judgment seeking to foreclose claims arising after February 1, 2001—the date that Concord acquired the STAR network. On August 22, 2005, the Court also consolidated all of the ATM interchange cases pending against the defendants in Brennan that is now referred to collectively as the “ATM Fee Antitrust Litigation.” On September 14, 2006, a hearing on our Motion for Summary Judgment was held.

On November 30, 2006, the Court issued an order that terminated the pending motion and requested further discovery on the limited issue of procompetitive justifications for the fixed ATM interchange. On June 25, 2007, the Court issued an order resolving several disputes regarding the scope of this discovery and on August 3, 2007, Concord filed a motion for summary judgment seeking to dismiss plaintiffs’ per se claims, arguing that there are procompetitive justifications for the ATM interchange. The hearing on this motion was held on March 7, 2008 and the parties await the Court’s ruling.

Class Action Lawsuits Challenging Merger Agreement

Six purported class action lawsuits have been filed against the Company and its directors challenging the process by which the Company agreed to enter into the Merger Agreement. These lawsuits have been consolidated into one action in Colorado state court and one action in Delaware state court, respectively. These purported class action complaints generally allege that the members of the Company’s Board of Directors breached their fiduciary duties of care and loyalty by entering into the Merger Agreement without regard to the fairness of the transaction to the Company’s shareholders or the maximization of shareholder value. The complaints also allege that the Company and/or KKR aided and abetted the directors’ breaches. The complaints generally seek class certification, an order enjoining consummation of the proposed merger, rescinding the proposed merger if it is consummated and setting it aside or awarding rescissory damages to members of the class, directing the defendants to exercise their fiduciary duties and account to the class members for unspecified damages, imposing a constructive trust in favor of the class for benefits improperly received by the defendants, and awarding costs and disbursements, including reasonable attorneys’ fees, experts’ fees and other costs and relief the Court deems just and proper.

The parties have entered into a settlement agreement which was executed and submitted to the Colorado state court for approval on December 12, 2007. On December 17, 2007, the District Court for Arapahoe County, Colorado granted preliminary approval of the settlement. A Notice of Pendancy and Settlement of Class Action and Hearing on Proposed Settlement was transmitted to the former shareholders of FDC in January. The notice provided for shareholders to submit any objections to the proposed settlement by February 26, 2008. Two objections were received. On March 7, 2008, the Court granted final approval of the settlement.

Data Treasury

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

DataTreasury voluntarily dismissed the action filed with the Court and refiled the complaint on November 7, 2002 in the United States District Court for the Northern District of Texas asserting that the First Data Defendants infringed the 988 Patent and the 137 Patent. The complaint seeks a declaration that the 988 Patent and the 137 Patent are valid and enforceable, injunctive relief, unidentified damages, prejudgment interest, treble damages, costs of suit and attorneys’ fees. On November 15, 2002, the First Data Defendants filed a motion which was granted that the case be transferred to the Court. On March 1, 2005, the Court ruled on claim construction. DataTreasury filed amended infringement contentions in September 2005. On November 5, 2005, the First Data Defendants filed ex parte requests for reexamination of the 988 Patent and the 137 Patent with the United States Patent and Trademark Office (the “USPTO”), which was granted and is currently in process. The First Data Defendants filed their final invalidity contentions in December 2005. The First Data Defendants filed a motion for summary judgment for patent invalidity on January 4, 2006.

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

The USPTO issued a Certificate of Reexamination on the ‘988 Ballard Patent on October 3, 2007 and on the ‘137 Ballard Patent on December 25, 2007.

United States Patent No. 5,930,778:

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

The Company believes the complaints are without merit and intends to vigorously defend them.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 13, 2007, the sole shareholder of the Company executed an unanimous written consent adopting a Restated Certificate of Incorporation.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for the Company’s common stock. The Company had one record holder of common stock on March 1, 2008, and no equity securities of the Company are authorized for issuance under any equity compensation plan.

The Company paid a dividend each calendar quarter of $0.06 per share from January through September 2006 and $0.03 per share from October 2006 through September 2007. The Company has not paid a dividend since that time. The senior secured revolving credit facility, senior secured term loan facility, senior unsecured cash-pay term loan facility, senior unsecured PIK term loan facility, and senior subordinated unsecured credit facility limit the Company’s ability to pay dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 14 to the accompanying financial statements included in Item 8 of this Form 10-K.

ITEM 6.	SELECTED FINANCIAL DATA

The following data should be read in conjunction with the Consolidated Financial Statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this annual report.

The Notes to the Consolidated Financial Statements contain additional information about various acquisitions, dispositions, and certain charges and benefits resulting from restructurings, impairments, litigation and regulatory settlements, other, and other income (expense) which affect the comparability of information presented. Certain prior years’ amounts have been reclassified to conform to the current year presentation.

On April 1, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with New Omaha Holdings L.P., a Delaware limited partnership (“Parent”), and Omaha Acquisition Corporation, a Delaware corporation and a subsidiary of Parent (“Sub”). Parent is controlled by affiliates of Kohlberg Kravis Roberts & Co. (“KKR”). On September 24, 2007, under the terms of the Merger Agreement, Sub merged with and into the Company (“the merger”) with the Company continuing as the surviving corporation and a subsidiary of First Data Holdings Inc. (“Holdings”; formerly known as New Omaha Holdings Corporation) a Delaware corporation and a subsidiary of Parent. As a result of the merger, amounts below for 2007 are presented for two periods: predecessor and successor, which primarily relate to the period preceding the merger and the period succeeding the merger, respectively.

The Company classified Western Union, Primary Payment Systems, IDLogix and Taxware as discontinued operations in 2006 and NYCE as a discontinued operation in 2003, and all periods below have been reclassified from historically reported results to reflect the impact. Amounts below include Concord since the merger on February 26, 2004 and all other acquisitions since the date acquired. All results are in millions, or otherwise noted.

	Successor	Predecessor
	Period from September 25 through December 31, 2007	Period from January 1 through September 24, 2007	Year Ended December 31,
			2006	2005	2004	2003
Income statement data:
Revenues	$2,278.5	$5,772.9	$7,076.4	$6,526.1	$6,633.4	$5,432.7
Operating expenses (a)	2,123.7	5,209.2	5,990.9	5,461.0	5,111.5	4,214.2
Other operating expenses (b)	(0.2)	23.3	5.0	142.6	120.3	35.5
Interest income	17.9	30.8	55.5	12.4	23.1	6.7
Interest expense	(584.7)	(103.6)	(248.0)	(190.9)	(116.4)	(81.6)
Other income (expense) (c)	(74.0)	4.9	22.6	145.8	150.1	(69.6)
(Loss) income from continuing operations	(301.9)	464.4	847.7	807.5	1,151.3	864.6
(Loss) income from discontinued operations	—	(3.6)	665.7	909.9	757.0	635.6
Depreciation and amortization	427.2	540.2	700.8	689.0	656.0	494.6

	December 31, 2007
Balance sheet data (at year-end):
Total assets	$52,324.3		$34,460.7	$34,248.5	$32,718.8	$25,585.6
Settlement assets	18,228.4		19,149.8	16,076.3	14,995.5	14,551.1
Assets held for sale and spin-off	—		—	3,812.6	3,170.9	3,248.3
Total liabilities	45,495.3		24,319.5	25,791.5	23,832.7	21,538.3
Settlement obligations	18,228.4		19,166.5	16,152.5	14,894.9	14,275.3
Borrowings	22,573.8		2,516.2	5,354.6	4,604.3	3,034.7
Convertible debt	—		—	—	—	537.2
Liabilities related to sale and spin-off	—		—	1,730.6	1,473.3	1,392.6
Total stockholders’ equity	6,829.0		10,141.2	8,457.0	8,886.1	4,047.3

	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005	Year ended December 31, 2004	Year ended December 31, 2003
Summary operating data:
At year-end—
Domestic active card accounts on file (in millions) (d)	128.3	116.8	91.9	99.7	106.2
International card accounts on file (in millions) (e)	73.8	48.3	30.9	31.5	30.9
For the year—
Domestic merchant transactions (in millions) (f)	28,447.7	25,499.9	22,546.7	19,107.1	11,702.8
Domestic debit issuer transactions (in millions) (g)	10,450.6	9,407.4	7,908.1	6,818.9	2,605.9
International transactions (in millions) (h)	5,476.0	4,591.6	2,816.0	1,885.6	1,266.9

(a)	Operating expenses include Cost of services; Cost of products sold; Selling, general and administrative; and Reimbursable debit network fees, postage and other.
(b)	Other operating expenses include Restructuring, net; Impairments; Litigation and regulatory settlements; and Other charges.
(c)	Other income (expense) includes Investment gains and losses; Derivative financial instruments gains and losses; Divestitures, net; Debt repayment gains and losses; and Non-operating foreign exchange loss.
(d)	Domestic active card accounts on file include bankcard and retail customer accounts that had a balance or any monetary posting or authorization activity during the month.
(e)	International card accounts on file include bankcard and retail accounts.
(f)	Domestic merchant transactions include acquired VISA and MasterCard credit and signature debit, PIN-debit, electronic benefits transactions (“EBT”), and processed-only or gateway customer transactions at the point of sale (“POS”). Domestic merchant transactions also include acquired ATM transactions, gateway transactions at ATMs, and STAR PIN-debit POS transactions received from other acquirers.
(g)	Domestic debit issuer transactions include VISA and MasterCard signature debit, STAR ATM, STAR PIN-debit POS and ATM, and PIN-debit POS gateway transactions.
(h)	International transactions include VISA, MasterCard and other card association merchant acquiring and switching, and debit issuer transactions for clients outside the U.S. Transactions include credit, signature debit and PIN-debit POS, POS gateway and ATM transactions. Transactions for prior years have been adjusted to conform to current year presentation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

First Data Corporation (“FDC” or “the Company”), with headquarters in Greenwood Village, Colorado, is a provider of electronic commerce providing services that include merchant transaction processing and acquiring services; credit, retail and debit card issuing and processing services; official check issuance; and check verification, settlement and guarantee services. During 2007, FDC operated in four business segments: First Data Commercial Services, First Data Financial Institution Services, First Data International and Integrated Payment Systems (“IPS”).

To achieve its financial objectives, the Company focuses on internal revenue growth and, to a lesser extent subsequent to the merger noted below, growth through acquisitions. Internal growth is achieved through building its consumer brands, the development of new technologies and payment methods, focused sales force efforts and entering into new and strengthening existing alliance partner relationships. Internal growth also is driven through increased demand through growth of clients and partners. The Company has long-standing relationships and long-term contracts with these clients and partners. The length of the contracts varies across the Company’s business units, but the majority are for multiple years.

Presentation

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) excludes the accounts of Parent and Holdings (both defined below) described in the Merger discussion below. Post merger, FDC continued as the surviving corporation and the accompanying Consolidated Financial Statements included elsewhere in this annual report on Form 10-K are presented for two periods for 2007: predecessor and successor, which primarily relate to the period preceding the merger and the period succeeding the merger, respectively. Note that the successor period also contains the results of Sub’s (defined below) operations from March 29, 2007 (formation date) to September 24, 2007. Sub had no assets, liabilities or results of operations other than those related to two forward starting contingent interest rate swaps entered into prior to consummation of the merger that were entered into to hedge a portion of the debt incurred to finance the merger.

The discussion in this MD&A is presented with the predecessor and successor periods for 2007 and on a pro forma basis for the full year 2007. The Company believes that the discussion on a pro forma basis allows the 2007 results of operations to be analyzed on a more comparable basis to 2006. See the 2007 pro forma Condensed Consolidated Statements of Income and segment results below. Note that there were no adjustments in the calculation of pro forma revenue and the most significant pro forma adjustments in the calculation of pro forma expense pertained to amortization of the valued intangibles and interest expense on the new debt.

2007 Financial Summary

This financial summary presents comparative information for the year ended December 31, 2007 on a pro forma basis versus the historical results for the year ended December 31, 2006 and the year ended December 31, 2006 compared to the year ended December 31, 2005. The 2007 discussion of results for the predecessor and successor periods are presented later in this MD&A. The Company believes the presentation of the 2007 results on a pro forma basis throughout this MD&A is a useful supplement to the historical results as it allows comparative analysis and is generally more indicative of future operations as it comprehends the impact of the merger transaction discussed below.

•

Total 2007 pro forma revenues increased 14% compared to historical 2006 and 2006 increased 8% compared to 2005. Commercial Services segment revenue grew 9% for pro forma 2007 compared to historical 2006 and 10% for 2006 compared to 2005. Financial Institution Services segment revenue grew 8% for pro forma 2007 compared to historical 2006 and decreased 2% for 2006 compared to 2005. Lastly, the First Data International segment revenue grew 32% for pro forma 2007 compared to historical 2006 and 38% for 2006 compared to 2005.

•

For 2007 compared to historical 2006, domestic merchant transactions increased 12% to 28.4 billion; domestic debit issuer transactions increased 11% to 10.5 billion; and international transactions increased 19% to 5.5 billion.

•

Consolidated EBITDA, representing a measure for debt covenant compliance determination purposes, for the last twelve months ended December 31, 2007 was $2,904.4 million. A table describing Consolidated EBITDA and a reconciliation to income (loss) from continuing operations is presented in Capital Resources and Liquidity. Management believes that Consolidated EBITDA is useful to investors to provide additional information regarding items impacting covenant compliance under the Company’s new credit facilities.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Merger

On April 1, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with New Omaha Holdings L.P., a Delaware limited partnership (“Parent”), and Omaha Acquisition Corporation, a Delaware corporation and a subsidiary of Parent (“Sub”). Parent is controlled by affiliates of Kohlberg Kravis Roberts & Co. (“KKR” or the “sponsor”). On September 24, 2007, under the terms of the Merger Agreement, Sub merged with and into the Company (“the merger”) with the Company continuing as the surviving corporation and a subsidiary of First Data Holdings Inc. (“Holdings”; formerly known as New Omaha Holdings Corporation) a Delaware corporation and a subsidiary of Parent.

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

The merger was financed by a combination of the following: borrowings under the Company’s new senior secured credit facilities, new senior unsecured interim loan agreement and new senior subordinated unsecured interim loan agreement, and the equity investment of Holdings. See Note 2 of the Company’s Consolidated Financial Statements in this annual report on Form 10-K for detailed discussion of purchase price and transaction costs, and Note 10 for a detailed discussion regarding the tender of previously existing debt as well as the debt issued in conjunction with the merger.

The Company applied purchase accounting to the opening balance sheet and results of operations on September 25, 2007, with subsequent adjustments to December 31, 2007, as the merger occurred at the close of business on September 24, 2007. The purchase accounting had a material impact on the successor period presented due most significantly to the amortization of intangible assets and will have a material impact on future earnings. The Company’s purchase accounting is in its preliminary stages. The value assigned at December 31, 2007 to intangible assets is based on preliminary valuation data and is expected to change due to finalization of the valuation. The valuation of fixed assets is in process, with the values assigned at December 31, 2007 being based on historical value which represents the Company’s current best estimate. The Company is also in the process of working through other potential purchase accounting adjustments that mostly relate to pre-acquisition contingencies and finalization of management’s restructuring plans.

The Company has implemented a “100 day plan” to provide strategic direction for the Company under new leadership. The plan includes generating organic growth through improved sales effectiveness and accelerating new product innovations. The plan also captures efficiencies related to the simplification of domestic and international operations and other near term cost saving initiatives as well as certain reductions in personnel. In accordance with this plan, in November 2007, the Company terminated approximately 6% of its worldwide work force. A majority of them ceased working before December 31, 2007. The Company expects that the remaining employees will cease working at various times through the first six months of 2008. A majority of the successor severance costs were recorded in purchase accounting while the remaining amount was or will be recorded through current operations. The Company expects to achieve approximately $200 million in annual savings from the reduction of corporate and business unit spending, including the headcount reductions in November 2007 noted above.

Official Check and Money Order Wind-down

In the first quarter of 2007, the Company announced its intent to wind-down the official check and money order business included within the IPS segment. The official check and money order businesses are conducted by a subsidiary of the Company, Integrated Payment Systems Inc., with separate creditors and whose assets, including the investment portfolio associated with the official checks and money orders, are not intended to be available to creditors of First Data nor its other subsidiaries. The Company expects the wind-down of the majority of the business to take place in 2008. In the fourth quarter of 2007, the Company completed the repositioning of the investment portfolio associated with this business from long-term municipal bonds to short-term investments, the majority of which were short-term tax-exempt variable rate demand notes at December 31, 2007. Associated with this repositioning, the Company terminated the interest rate swaps used to hedge the portfolio. In January 2008, these short-term tax-exempt variable rate demand notes were repositioned into mostly short-term taxable investments.

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

•

In August 2007, the Company acquired First Data Polska (formerly POLCARD), a merchant acquirer and card issuer processor in Poland. First Data Polska is reported as part of the First Data International segment.

•

In October 2007, the Company acquired Deecal International, a specialist software solutions provider for commercial payments in Dublin, Ireland. Deecal International is reported as part of the First Data International segment.

•

In November 2007, the Company purchased the remaining interest in its First Data Government Solutions (“FDGS”) subsidiary previously owned by minority interest holders. FDGS is reported as part of All Other and Corporate.

•

In November 2007, the Company acquired Check Forte Processamento de Dados Ltda. (“Check Forte”), a payment transaction processing company in Brazil. Check Forte is reported as part of the First Data International segment.

•

In November 2007, the Company formed a joint venture with Standard Chartered PLC, of which the Company owns 56% (“Merchant Solutions”). The joint venture will provide merchant acquiring services in Asia. Merchant Solutions is consolidated within FDC and is reported as part of the First Data International segment.

•

In January 2008, the Company entered into a joint venture with Allied Irish Banks p.l.c. (“AIB”), of which the Company owns 50.01%. The joint venture will provide card acquiring services in the Republic of Ireland, the United Kingdom and elsewhere in Europe. AIB will be consolidated and reported in the First Data International segment.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934. As allowed by the SEC, the Company’s policy is to not include in management’s assessment of internal controls the internal controls of acquired companies in the year of acquisition if the Company deems that an assessment could not be adequately accomplished in the normal course of business. All acquisitions noted above that closed in 2007 were not within the scope of management’s report on internal controls over financial reporting. The Company does not deem these acquisitions significant, individually or in aggregate, to the Consolidated Financial Statements.

Companywide Initiatives

The Company has three companywide initiatives involving data center consolidation, platform consolidation and global sourcing (sourcing labor in the most cost effective and efficient marketplace). The Company began executing upon its U.S. data center consolidation initiative in the second quarter 2007. The Company plans to reduce its U.S. data centers to three from the current total of 12. Command centers will be reduced to two from the current total of seven. The cost in 2007 related to this U.S. initiative was approximately $29 million for the predecessor period and $10 million for the successor period consisting of approximately $13 million and $5 million, respectively, in capital expenditures and approximately $16 million and $5 million, respectively, of direct project costs. The Company expects to incur costs associated with this initiative through the second half of 2009 when the project is expected to be completed. The Company’s domestic platform consolidation plan is under development and the Company began executing the global sourcing initiatives in the third quarter of 2007. As of December 31, 2007, two data centers and two command centers have been closed.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Internationally, the Company closed three European data centers in 2007. First Data International is also in the process of consolidating its operating platforms. The most significant international platform consolidation that is under way is the migration of clients from the Equasion card processing platform to the VisionPLUS card processing platform. The Company expects to continue to incur these costs into 2009 when the project is expected to be completed.

Direct incremental costs incurred to execute the companywide initiatives that are not comprehended as an assumed liability in purchase accounting, not classified as either restructuring or impairment and that are not salaries and benefits of existing, continuing employees are compiled and reported within All Other and Corporate. Such amounts recorded in All Other and Corporate in 2007 were $13 million for the predecessor period and $6 million for the successor period relating to international data center and platform consolidation and $16 million and $5 million for the same periods for domestic data center consolidation.

2006 Overview

Financial Statement Restatement

In August 2006, the Company restated its previously issued Consolidated Financial Statements after an extensive review of its accounting for derivatives. The restatement pertained to the initial documentation for certain interest rate swaps associated with its official check business, within the IPS segment, which the Company determined did not meet the requirements to qualify for hedge accounting. As a result, changes in the fair market value of these certain derivative instruments were recognized in the Consolidated Statements of Income in the “Other income (expense)” line. In September 2006, the Company terminated most of the above noted interest rate swaps and entered into new interest rate swaps that qualified for hedge accounting under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). These new interest rate swaps were subsequently terminated in connection with the portfolio repositioning associated with the official check and money order wind-down noted above.

Spin-off of Western Union

On September 29, 2006, the Company separated its Western Union money transfer business into an independent, publicly traded company through a spin-off of 100% of Western Union to FDC shareholders in a transaction intended to qualify for tax-free treatment (“the spin-off”). FDC and Western Union are independent and have separate ownership, boards of directors and management.

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

Discontinued Operations

The historic results of operations of the Western Union Company, Primary Payment Systems (“PPS”), IDLogix and Taxware, LP (“Taxware”) are presented as discontinued operations due to the spin-off or sale of these entities in 2006. All prior period amounts presented in the financial statements and MD&A were adjusted to reflect this discontinued operation presentation. In 2004, the Company divested its 64% ownership of NYCE, an electronic funds transfer network. The sale agreement of NYCE contemplated potential adjustments to the sales price which resulted in activity in discontinued operations in 2005 and 2006.

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

Segment Discussion

First Data Commercial Services Segment

The First Data Commercial Services segment is comprised of businesses that provide merchant acquiring and processing, debit network acquiring and processing, check verification, settlement and guarantee, and prepaid card services. Merchant acquiring operations are the largest component of the segment’s revenue, facilitating the merchants’ ability to accept credit and debit cards by authorizing, capturing, and settling merchants’ credit, debit stored-value and loyalty card transactions. Many of the segment’s services are offered through joint ventures and other alliance arrangements.

Commercial Services continues to grow in credit, signature debit and PIN-debit processing through the strength of its merchant alliances, focused sales force efforts and the development of new POS technologies and payment methods. The Company continues to expand its merchant alliance program and has one alliance that met the Securities and Exchange Commission’s significant subsidiary test in the predecessor period. The alliance may not meet the significant subsidiary test in 2008. Financial results of the merchant alliance strategy appear both in the “Transaction and processing service fees revenue” and “Equity earnings in affiliates” line items of the Consolidated Statements of Income. The Company also continues to expand its association with Independent Sales Organizations (“ISO”) along with the merchant alliance program to sign-up new merchants. The segment’s growth also benefited by the recent acquisitions of Datawire and Instant Cash.

Commercial Services segment revenues are driven most significantly by the number of transactions as well as dollar volumes. Consumers continue to increase the use of credit, debit and stored-value cards in place of cash and paper checks, with the decrease in use of checks negatively affecting the Company’s check verification, settlement and guarantee business. The Company expects that if, for example, consumer-spending increases in correlation to an improved economy, the Company will experience a relatively proportionate increase in transactions. Internet payments continue to grow but account for a small portion of the segment’s transactions. While transactions over the internet may involve increased risk, these transactions typically generate higher profits for the Company. The Company continues to enhance its fraud detection and other systems to address such risks.

The Company experienced transaction growth in the PIN-debit market in 2007 that exceeded the growth in the credit market and the Company expects this growth trend to continue. Trends in consumer spending between national, regional and boutique merchants impact revenue and operating margins as revenue per transaction and operating margins from national merchants are typically less than regional and boutique merchants. The segment has historically experienced three to five percent annual price compression on average, with price compression for the national merchants being higher. The Company currently mitigates the impact of a trend of consumers to a type of merchant through having a mix of national, regional and boutique merchants across a diverse industry set. Expense reductions and enhanced product offerings also help mitigate this impact.

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

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

First Data Financial Institution Services Segment

The First Data Financial Institution Services segment is comprised of businesses that provide credit and retail card processing, debit card processing and network services, output services and remittance processing services. The credit and retail card processing and debit network processing businesses provide services which enable financial institutions and other organizations offering credit cards, debit cards and retail private label cards to consumers and businesses to manage customer accounts. The output services business provides statement and letter printing and embossing and mailing services to clients processing accounts on the Company’s platform, as well as those using alternative platforms. The remittance processing business processes mail-in payments for third-party organizations. The segment’s largest components of revenue consist of fees for account management, transaction authorization and posting, and network switching as well as reimbursable postage.

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

Financial Institution Services is focused on developing new product offerings, maximizing productivity and system capacity, and integrating its recent acquisitions which include Instant Cash and FundsXpress noted above.

The underlying economic drivers of card issuance are population demographics and employment. Strengthening in the economy typically results in an improved credit risk profile, allowing card issuers to be more aggressive in their marketing campaigns to issue more cards. Conversely, a weakening in the economy typically results in a tightening of the credit market with fewer consumers qualifying for credit. The Company continues to see a shift to the use of debit cards from credit cards, checks and cash. Domestic debit issuer transactions have been the fastest growing type of transaction.

First Data International

The First Data International segment businesses operate in four main geographic regions: “EMEA” includes European, Middle Eastern and African countries and provides card issuing processing, merchant acquiring and processing, and ATM and POS processing, driving, acquiring and switching services across the region; “LAC” includes Canada and Latin American and Caribbean countries and provides merchant acquiring and processing, card issuing processing, software licensing and debit switching services; “ANZ” includes Australia and New Zealand and provides merchant acquiring, processing and switching services, managed service card processing and owns and operates an ATM network in Australia; Asia includes China and North and South Asian countries and mainly provides merchant POS transaction switching services, software licensing, card issuing processing services, host processing services and merchant acquiring and processing. The primary service offerings of the International segment are substantially the same as those provided in the Commercial Services and Financial Institution Services segments.

The EMEA region is the largest region and accounted for approximately 60% of the segment’s pro forma revenue for 2007, as well as 2006 and 2005, with LAC accounting for over 15% and ANZ accounting for over 13% of the segment’s revenue for the same periods. The Asia regions accounted for the remaining revenue other than certain businesses that accounted for approximately 3% of the segment’s total revenues that do not operate on a geographic basis.

In 2007, the Company’s international acquisitions included First Data Polska, Deecal International, Check Forte and 56% of the Merchant Solutions joint venture.

As noted above in the “First Data Commercial Services” discussion, the purchase and sale of merchant contracts is also an ordinary element of the Company’s International business.

Integrated Payments Systems

The Integrated Payment Systems segment’s most significant operations involve the issuance of official checks and money orders by agents which are typically banks or other financial institutions. Official checks serve as an alternative to a bank’s own disbursement items such as cashiers or bank checks and money orders primarily serve as a disbursement option for un-banked customers. This segment also provides other payment services such as remote deposit, clearing services and processing for payments which occur in such forms as checks, ACH, wire transfer and stored-value cards. A large component of revenue is earnings on invested funds which are pending settlement.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

The IPS segment businesses generate investment income from investing funds pending settlement from the sales of official checks and money orders or fee revenue from check processing or other payment management services. As noted above, the Company is in the process of winding-down the official check and money order business. During 2007, funds pending settlement were invested in tax free instruments issued by municipalities to minimize exposure to credit risks. Such investments were repositioned from long-term to mostly short-term during the year as noted above. In 2008, these investments, were further repositioned into mostly short-term taxable investments, the majority of which were in commercial paper and bank certificates of deposits, as well as some long-term auction-rate securities, the balance of which was approximately $661 million as of February 29, 2008. The Company pays its agents commissions based on short-term variable rates and the balance of outstanding checks or money orders. The Company nets the commissions paid to agents against the revenue it earns from its investments. Prior to the portfolio repositioning discussed above, the Company managed interest rate risk through the use of interest rate swap agreements, which converted the fixed rate investments into variable rate, thus hedging the impact of market valuation of the long-term investments. The interest impact of the interest rate swaps associated with the investments were also netted against the revenue earned from the investments during the period which the interest rate swaps qualified for hedge accounting.

All Other and Corporate

All Other and Corporate is comprised of the Company’s business units not included in the segments noted above as well as the Company’s Corporate results. Other than the impact of the merger, the acquisition of Intelligent Results and the buyout of the minority interest in FDGS as discussed above, there were no significant developments within All Other and Corporate during 2007.

Industry

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

The Company believes the following are the three most significant trends driving growth of electronic payments:

The Shift to Electronic Payments: The electronic payments industry in the United States continues to benefit from the consistent migration from cash and checks to electronic payments. This migration is being driven by customer convenience, card issuer rewards and new payment forms. Additionally, broader merchant acceptance in industries that did not typically accept electronic payments in the past, such as quick-service restaurants, is helping to drive the migration. However, the decrease in the use of checks will negatively affect the Company’s check verification, settlement and guarantee business, as well as remittance processing, and therefore partially offset the growth opportunities.

International Expansion: Many of the trends that have historically driven growth in FDC’s industry in the United States are contributing to growth in international markets as well. International growth has been driven by the increased use of electronic payment instruments, an increased propensity of institutions to outsource payment processing, and regulatory initiatives that favor outsourced payment solutions. Electronic payment penetration is considerably lower outside of the United States as most transactions are still done in cash. In addition, many international financial institutions currently in-source their card processing functions. The Company believes there is a trend towards more outsourcing of such non-core services to third-party processors. Further, regulatory initiatives in international markets are creating additional growth opportunities for the electronics payments industry.

Industry Innovation: The electronic payments industry has experienced rapid technological innovation. New payment technologies such as prepaid cards, mobile commerce, contactless payments, payroll cards, biometric authentication and innovative POS devices facilitate the increasing adoption of electronic payments. The continually increasing demand for new and more flexible payment options creates a significant opportunity for growth in the electronic payment processing industry.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Segment Realignment

As a result of the merger discussed above, beginning in 2008, the Company’s new chief operating decision maker (“CODM”), who is the Company’s Chief Executive Officer, will make strategic and operating decisions with regards to assessing performance and allocating resources based on a new segment structure. A summary of the new segments follows:

•

The Merchant Services segment will be comprised of businesses that provide services which facilitate the merchants’ ability to accept credit, debit, stored-value and loyalty cards. The segment’s processing services include authorization, transaction capture, settlement, chargeback handling, and internet-based transaction processing. Merchant services also provide POS devices and other equipment necessary to capture merchant transactions. A majority of these services are offered to the merchants through joint ventures or other alliance arrangements primarily with financial institutions and pertain to transactions in which consumer payments to merchants are made through a card association (such as Visa or MasterCard), a debit network, or another payment network (such as Discover).

•

The Financial Services segment will provide issuer card and network solutions and payment management solutions for point of sale and recurring bill payments. Issuer card and network solutions include credit and retail card processing, debit card processing and network services (including the STAR Network), and output services for financial institutions and other organizations offering credit cards, debit cards and retail private label cards to consumers and businesses to manage customer accounts. Payment solutions include check verification, settlement and guarantee services (including TeleCheck) and other payment options that support merchants and online retailers, businesses, and government agencies. The segment’s largest components of revenue consist of fees for account management, transaction authorization and posting, network switching, check acceptance and warranty, as well as reimbursable postage. In addition to issuer card and core payment solutions, Financial Services will offer services to improve customer communications, billing, online banking and consumer bill payment, and analytics.

•

The Prepaid Services segment will consist of businesses that provide a wide range of open and closed loop stored-value products and processing services. The closed loop operations comprise the largest component of the segment’s revenue, providing gift card processing services to large national merchants as well as fleet services to trucking companies. The open loop products are the fastest growing component of the segment driven primarily by employers’ adoption of the Money Network payroll product.

•

The International segment will be comprised of businesses that provide the following services outside of the United States: credit, retail, debit and prepaid card processing; merchant acquiring and processing; ATM and point-of-sale (“POS”) processing, driving, acquiring and switching services; and card processing software. The largest components of the segment’s revenue are fees for facilitating the merchants’ ability to accept credit, retail and debit cards by authorizing, capturing, and settling merchants’ credit, retail, debit, stored-value and loyalty card transactions as well as for transaction authorization and posting, network switching and account management.

•

The Integrated Payment Systems segment’s operations involve the issuance of official checks and money orders by agents which are typically banks or other financial institutions. Official checks serve as an alternative to a bank’s own disbursement items such as cashiers or bank checks. Revenue is principally earned on invested funds which are pending settlement.

Components of Revenue and Expenses

The following briefly describes the components of operating revenues and expenses as presented in the Consolidated Statements of Income. Descriptions of the revenue recognition policies are included in Note 1 of the Consolidated Financial Statements.

Transaction and processing service fees—Transaction and processing service fee revenue is comprised of fees related to merchant acquiring; check processing; credit, retail and debit card processing; output and remittance processing; the issuance of official checks and money orders by agents; and payment management services. Revenues are based on a per transaction fee, a percentage of dollar volume processed, accounts on file or some combination thereof. These revenues represent approximately 68%, 69% and 69% of FDC’s 2007 successor, predecessor and pro forma revenue, respectively, and are most reflective of the Company’s core business performance. Merchant services revenue is comprised primarily of fees charged to merchants and processing fees charged to alliances accounted for under the equity method. Merchant discount revenue from credit card and signature debit card transactions acquired from merchants is recorded net of interchange and assessments charged by the credit card associations. Check services revenues include check verification, settlement and guarantee fees which are charged on a per transaction basis or as a percentage of the face value of the check. Card services revenue related to credit and retail card processing is comprised primarily of fees charged to the client based on cardholder accounts on file, both active and inactive. In addition, delivery of output services consists of printing statements and letters and embossing plastics. Debit network processing service fees are typically based on transaction volumes processed. Other services revenue includes all other types of transactional revenue not specifically related to the classifications noted above.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Investment income, net—Revenue is derived primarily from interest generated by invested settlement assets within the IPS and Commercial Services segments and realized net gains and losses from such assets. This revenue is recorded net of official check agents’ commissions.

Product sales and other—Sales and leasing of POS devices in the Commercial Services and First Data International segments are the primary drivers of this revenue component, providing a recurring revenue stream. This component also includes incentive payments, contract termination fees, royalty income and gain/loss from the sale of merchant portfolios, all of which occur less frequently but are considered a part of ongoing operations. Also included within this line item is revenue recognized from custom programming and system consulting services as well as software licensing and maintenance revenue generated primarily from the VisionPLUS software in the First Data International segment and software licensing and maintenance revenue in the First Data Financial Institution Services segment and in FDGS in All Other and Corporate.

Reimbursable debit network fees, postage and other—Debit network fees from PIN-debit card transactions acquired from merchants are recorded gross with the associated network fee recorded in the corresponding expense caption, principally within the Commercial Services segment. In addition, the reimbursable component and the offsetting expense caption include postage, telecommunications and similar costs that are passed through to customers principally within the Financial Institution Services segment.

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

Results of Operations

The following discussion for both consolidated results and segment results for 2007 will be discussed on a successor basis for the period from September 25 to December 31, 2007 and on a predecessor basis for the period January 1 to September 24, 2007 in comparison to the predecessor year ended December 31, 2006. On a supplemental basis, pro forma results for the year ended December 31, 2007 will be compared to the predecessor year ended December 31, 2006. The consolidated results and segment results for the year ended December 31, 2006 versus the same period in 2005 will also be presented. Consolidated results should be read in conjunction with segment results, which provide more detailed discussions concerning certain components of the Consolidated Statements of Income. All significant intercompany accounts and transactions have been eliminated.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Consolidated Results

	Pro Forma	Historical
		Successor	Predecessor			Percent Change	Historical Percent Change
	Year ended December 31, 2007	Period from September 25 through December 31, 2007	Period from January 1 through September 24, 2007	Year ended December 31,
				2006	2005	Pro Forma 2007 vs. Historical 2006	2006 vs. 2005
(in millions)
Revenues:
Transaction and processing service fees	$5,519.2	$1,553.3	$3,965.9	$5,037.6	$4,658.9	10%	8%
Investment income, net	(75.1)	(8.2)	(66.9)	(128.6)	(33.6)	*	*
Product sales and other	839.4	223.0	616.4	699.8	617.4	20%	13%
Reimbursable debit network fees, postage and other	1,767.9	510.4	1,257.5	1,467.6	1,283.4	20%	14%

	8,051.4	2,278.5	5,772.9	7,076.4	6,526.1	14%	8%

Expenses:
Cost of services	4,134.1	1,142.4	2,632.0	3,064.9	2,858.7	35%	7%
Cost of products sold	322.4	92.0	230.4	300.9	271.7	7%	11%
Selling, general and administrative	1,318.1	378.9	1,089.3	1,157.5	1,047.2	14%	11%
Reimbursable debit network fees, postage and other	1,767.9	510.4	1,257.5	1,467.6	1,283.4	20%	14%
Other operating expenses, net	23.1	(0.2)	23.3	5.0	142.6	*	*

	7,565.6	2,123.5	5,232.5	5,995.9	5,603.6	26%	7%

Interest income	48.7	17.9	30.8	55.5	12.4	(12)%	348%
Interest expense	(2,052.7)	(584.7)	(103.6)	(248.0)	(190.9)	728%	30%
Other income (expense) (a)	(53.3)	(74.0)	4.9	22.6	145.8	*	*
Income tax (benefit) expense	(686.6)	(176.1)	125.8	203.7	188.3	*	8%
Minority interest	(144.3)	(39.0)	(105.3)	(142.3)	(126.9)	1%	12%
Equity earnings in affiliates	122.0	46.8	223.0	283.1	232.9	(57)%	22%
Income from discontinued operations, net of taxes	—	—	(3.6)	665.7	909.9	*	*

Net (loss) income	$(907.2)	$(301.9)	$460.8	$1,513.4	$1,717.4	*	(12)%

*	Calculation not meaningful.
(a)	Other income (expense) includes investment gains and (losses), derivative financial instruments gains and losses, divestitures, net, debt repayment gains and losses and non-operating foreign exchange gain/(loss).

The following provides highlights of revenue and expense growth on a consolidated basis for the predecessor and successor periods and the pro forma period in 2007 and the predecessor years ended December 31, 2006 and 2005 while a more detailed discussion is included in the “Segment Results” section below:

Operating revenues overview

Transaction and processing service fees – First Data Commercial Services segment: the 2007 predecessor and successor periods were positively impacted by growth of existing clients resulting from increased transaction volumes as well as an increase in Electronic Check Acceptance (“ECA”) processing revenue. Growth in 2006 compared to 2005 is due to internal growth of existing clients, increased transaction volumes, new alliances, new sales and pricing changes. TeleCheck negatively impacted the growth rate in 2006 compared to 2005. First Data Financial Institution Services segment: the 2007 predecessor and successor periods were positively impacted by acquisitions and growth of existing clients and negatively impacted by price compression and the net impact of new and lost business. Revenue decreased in 2006 versus 2005 most significantly due to deconversions that occurred in 2005 and price compression partially offset by growth of existing clients and new business. First Data International segment: the 2007 predecessor and successor periods were positively impacted by acquisitions, growth of new and existing clients and benefit from foreign currency exchange rate movements and negatively impacted by lost business. Revenue increased in 2006 compared to 2005 due to the same factors noted above.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Investment income, net – The loss was reduced in the 2007 predecessor and successor periods due to benefits from decreased interest rates which resulted in lower commissions compared to 2006.

During the pro forma 2007 period, the Company recognized a gain of $0.5 million on the repositioning of portfolio investments, net of the impact of terminating the associated interest rate swaps. The Company further repositioned the portfolio from short-term tax-exempt variable rate demand notes held at December 31, 2007 to short-term taxable investment securities in January 2008.

The decrease in investment income in 2006 from 2005 was driven by the official check business. Rising interest rates caused commissions paid to official check agents to increase which was partially offset by increases in investment earnings resulting from rate increases. In addition, investment earnings growth in Commercial Services in 2006 over 2005 resulted mostly from increased interest rates.

Product sales and other – The 2007 predecessor and successor periods were positively impacted by acquisitions, royalty income and contract termination fees. Product sales and other increased in 2006 compared to 2005 due to increased terminal sales and leasing revenue, the impact of acquisitions, an increase in merchant portfolio sales in 2006 as well as an increase in royalty income partially offset by a decrease resulting from contract termination fees received in 2005.

Reimbursable debit network fees, postage and other – Increases in debit network fees resulting from the continued growth of PIN-debit transaction volumes as well as rate increases imposed by the debit networks benefited the 2007 predecessor and successor periods. Postage revenue increased due to new business and an increase in postage rates in May 2007, offset partially by lost business. The increases in 2006 compared to 2005 were due to increases in debit network fees resulting from higher PIN-debit transaction volumes and rate increases imposed by the debit networks. Postage revenue increased in 2006 due to new business and a postage rate increase in January 2006 partially offset by lost business.

Operating expenses overview

Cost of services – In the 2007 predecessor period, cost of services increased significantly due to an increase in employee related expenses, the impact of acquisitions, increased net warranty expense and increased outside professional services. The employee related expenses resulted most significantly from the accelerated vesting of stock options, restricted stock awards and units upon the change of control (see “Merger” above). The impact from the accelerated vesting of stock options, restricted stock awards and units was approximately $106 million, the majority which was recorded in All Other and Corporate. There was also an increase due to the presentation of certain independent sales organizations (“ISO”) commission payments on a gross basis in the 2007 predecessor period versus a net presentation against transaction and processing service fee revenue in 2006. The successor period had a significant increase in cost of services mostly due to the amortization of identifiable intangible assets recorded in purchase accounting from the merger. Purchase accounting, mostly amortization of identifiable intangible assets, impacted earnings by approximately $189 million in the successor period. The growth rate for the pro forma 2007 period was negatively impacted by 21 percentage points due to purchase accounting.

Cost of services, as a percentage of transaction and processing service fee revenue, increased for the 2007 predecessor and successor periods compared to 2006 as a result of the items noted above.

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

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Cost of products sold – The 2007 predecessor and successor periods had higher costs than the respective periods in 2006 due to costs associated with the sale and leasing of terminals in international operations offset partially by a decrease in costs associated with the domestic sale and leasing of terminals. Cost of products sold increased in 2006 in comparison to 2005 as the result of increases in costs associated with the sale and leasing of terminals and the inclusion of the 2005 acquisitions partially offset by lower conversion costs written off due to contract terminations recognized in 2006 versus 2005.

Selling, general and administrative –The 2007 predecessor period was impacted by merger related costs including legal, accounting, other advisory fees and accelerated vesting of stock options and restricted stock awards and units upon the change of control. The impact from the accelerated vesting of stock options, restricted stock awards and restricted stock units was approximately $90 million (including payroll tax impacts of all accelerations). Consulting, legal and professional service fees related to the merger were approximately $73 million, all but approximately $3 million of which was incurred in the predecessor period. The majority of the acceleration of stock options, restricted stock awards and restricted stock units as well as the fees related to the merger were recorded in All Other and Corporate.

Also contributing to increased costs in the 2007 predecessor and successor periods were platform consolidation expenses related to the First Data International segment, data center consolidation costs in the U.S., and to a lesser extent, an increase in other employee related expenses. The 2007 periods did not have costs that were incurred in 2006 in connection with re-aligning the operating structure of the Company after the spin-off of Western Union. Selling, general and administrative expenses, as a percentage of transaction and processing service fee revenue increased for the 2007 predecessor and successor periods compared to 2006 as a result of the items noted above.

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

Other operating expenses, net

Other operating expenses related to restructuring, impairments, litigation and regulatory settlements and other totaled $23.3 million in the predecessor period from January 1, 2007 through September 24, 2007, and totaled a net benefit of $0.2 million in the successor period from September 25, 2007 through December 31, 2007. These items are presented on the Consolidated Statements of Income under those respective descriptions.

2007 Activities

	Pretax Benefit (Charge)
Predecessor Period from January 1 through September 24, 2007	First Data Commercial Services	First Data Financial Institution Services	First Data International	Integrated Payment Systems	All Other and Corporate	Total
	(in millions)
Restructuring charges	$(2.8)	—	$(7.4)	—	—	$(10.2)
Restructuring accrual reversals	0.5	$0.1	1.0	—	$0.7	2.3
Impairments	—	—	—	$(16.3)	(4.3)	(20.6)
Litigation and regulatory settlements	—	—	—	—	(2.5)	(2.5)
Other	2.1	—	(0.4)	2.2	3.8	7.7

Total pretax benefit (charge), net of reversals	$(0.2)	$0.1	$(6.8)	$(14.1)	$(2.3)	$(23.3)

A portion of the restructuring charges in the predecessor period resulted from efforts to improve the overall efficiency and effectiveness of the sales and sales support teams within the Commercial Services segment. This action resulted in the termination of approximately 230 sales related employees comprising approximately 10% of the segment’s regional sales, cross-sale and sales support organizations. The other restructuring in the predecessor period resulted from the termination of approximately 140 employees within the First Data International segment. The terminations were associated with the data center consolidation and global sourcing initiatives. Similar actions will occur in future periods and are expected to continue into 2009 with certain of these actions being accrued in purchase accounting and the remainder being recognized through income. The Company estimates cost savings resulting from 2007 restructuring activities was approximately $7 million in the 2007 predecessor period, $5 million in the successor period of 2007 and will be approximately $21 million on an annual basis. Partially offsetting the charges are reversals of prior period restructuring accruals of $2.3 million for the 2007 predecessor period and $0.2 million for the 2007 successor period.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

See “Merger” above for description of restructuring type activities in the successor period which impacted principally purchase accounting.

The following table summarizes the Company’s utilization of restructuring accruals from continuing operations for the years ended December 31, 2006 and 2007 (in millions):

	Employee Severance	Facility Closure
Remaining accrual at January 1, 2006 (Predecessor)	$66.2	$2.8
Expense provision	24.6	2.7
Cash payments and other	(60.4)	(3.9)
Changes in estimates	(3.3)	—

Remaining accrual at December 31, 2006 (Predecessor)	27.1	1.6
Expense provision	10.2	—
Cash payments and other	(24.6)	(1.0)
Changes in estimates	(2.3)	—

Remaining accrual at September 24, 2007 (Predecessor)	10.4	0.6
Expense provision	—	—
Cash payments and other	(3.7)	(0.5)
Changes in estimates	(0.2)	—

Remaining accrual at December 31, 2007 (Successor)	$6.5	$0.1

During the 2007 predecessor period, the Company recorded a charge of $16.3 million related to the impairment of goodwill and intangible assets associated with the wind-down of the Company’s official check and money order business and an additional $4.3 million related to the impairment of fixed assets and software associated with its government business included in All Other and Corporate. The Company also recorded a $5.0 million litigation accrual associated with a judgment against the Company pertaining to a vendor contract issue and a benefit of $2.5 million related to the Visa settlement originally recorded in 2006, both in All Other and Corporate, and released a portion of the domestic escheatment accrual made in the fourth quarter 2005 which is reflected in Other. The release was prompted by reaching resolution with a large majority of states as to the Company’s escheatment liability. The Company believes any remaining uncertainty is adequately accrued.

2006 Activities

	Pretax Benefit (Charge)
Predecessor Year ended December 31, 2006	First Data Commercial Services	First Data Financial Institution Services	First Data International	Integrated Payment Systems	All Other and Corporate	Total
	(in millions)
Restructuring charges	$(4.6)	$(2.3)	$(15.2)	$(0.2)	$(5.0)	$(27.3)
Restructuring accrual reversals	0.3	1.1	1.0	—	0.9	3.3
Impairments	—	(2.9)	0.9	—	(14.1)	(16.1)
Litigation and regulatory settlements	(7.6)	—	—	—	42.4	34.8
Other	—	0.3	—	—	—	0.3

Total pretax benefit (charge), net of reversals	$(11.9)	$(3.8)	$(13.3)	$(0.2)	$24.2	$(5.0)

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

2005 Activities

	Pretax Benefit (Charge)
Predecessor Year ended December 31, 2005	First Data Commercial Services	First Data Financial Institution Services	First Data International	Integrated Payment Systems	All Other and Corporate	Total
	(in millions)
Restructuring charges	$(19.1)	$(27.9)	$(20.3)	$(0.6)	$(11.5)	$(79.4)
Restructuring accrual reversals	1.7	1.1	0.2	—	0.2	3.2
Impairments	(0.2)	(4.4)	(7.8)	—	(28.4)	(40.8)
Other	(8.0)	(8.9)	(1.1)	(4.8)	(2.8)	(25.6)

Total pretax charge, net of reversals	$(25.6)	$(40.1)	$(29.0)	$(5.4)	$(42.5)	$(142.6)

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

In June 2005, Simpay Limited, the only client of First Data Mobile Payments, announced and executed a plan to cease operations. As a result, the Simpay product solutions supporting interoperable mobile payments was not launched as planned. Based on these developments and the completion of a strategic review in August 2005, the Company significantly reduced the scale of its operations. These actions and the reduced business outlook led the Company to record asset impairment charges in All Other and Corporate of approximately $28.4 million related to goodwill, other assets and fixed assets. Several smaller unrelated impairment charges were also taken during 2006.

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

Interest income

Interest income in the 2007 predecessor period was higher than the comparable period in 2006 while the successor period was lower than the comparable period in 2006. This was most significantly a result of an increase in cash balances as described above in the “Spin-off of Western Union” discussion. Interest income increased for 2006 compared to 2005 due most significantly to the increased cash balance discussed above.

Interest expense

Interest expense in the 2007 successor period was higher than the Company has experienced in the past due to increasing its debt to approximately $22.5 billion after the merger from approximately $2.3 billion as of June 30, 2007. Interest expense was lower during the 2007 predecessor period due to lower debt balances than the Company had prior to the debt for debt exchange related to the Western Union spin-off and the repayments of debt in September, November and December 2006 and January 2007.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Interest expense increased in 2006 compared to 2005 as a result of higher interest rates, increased commercial paper balances issued in connection with the spin-off, and, less significantly, higher average debt balances during the first four months of the year related to the issuance of $1 billion in debt in May 2005. Partially offsetting the increase was the extinguishment and repurchase of commercial paper in the fourth quarter 2006, the repurchase of $1.7 billion in aggregate principal amount of outstanding notes associated with a tender offer and private arrangement in December 2006 and the exchange of $1 billion of commercial paper in September 2006.

Other income (expense)

	Successor	Predecessor
	Period from September 25 through December 31, 2007	Period from January 1 through September 24, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
(in millions)
Investment gains and (losses)	$0.9	$(2.0)	$11.6	$22.3
Derivative financial instruments gains and (losses)	(33.3)	(0.6)	33.8	62.4
Divestitures, net	0.2	6.1	8.0	61.1
Debt repayment gains and (losses)	(17.2)	1.4	(30.8)	—
Non-operating foreign currency gains and losses	(24.6)	—	—	—

Other income (expense)	$(74.0)	$4.9	$22.6	$145.8

Investment gains and losses

The 2007 predecessor and successor investment gains and losses related to a variety of small gains and losses on the sale of investments none being significant on an individual basis.

The 2006 investment gain resulted from the recognition of a gain of $10.5 million on the redemption of MasterCard stock, and additionally, recognized gains on other strategic investments.

During 2005, the Company recognized pretax gains of $21.4 million on the sale of CheckFree Corporation common stock.

Derivative financial instruments

The derivative loss in the 2007 successor period related most significantly to a $12.2 million mark-to-market loss on collars entered into to economically hedge, although not designated as an accounting hedge, MasterCard stock held by the Company and a loss of approximately $19 million due to decreases in the fair value of the Holdings forward starting contingent interest rate swaps prior to the merger and prior to their designation as accounting hedges. The above noted collars were terminated in January 2008 in connection with the sale of the hedged MasterCard stock.

The 2006 and 2005 derivative gains were associated with the mark-to-market of and net settlements with derivative counterparties on the interest rate swaps not qualifying for hedge accounting that were formally related to the official check business. The majority of the change between periods was driven by varying interest rates which impacted the value of derivatives as well as net settlements with derivative counterparties.

Non-operating foreign currency gains and losses

In the 2007 successor period, the foreign currency exchange loss related to the mark-to-market of the Company’s existing intercompany loans and the euro-denominated debt issued in connection with the merger of approximately $25 million. Historically, intercompany loans were deemed to be of a long-term nature for which settlement was not planned or anticipated in the foreseeable future. Therefore, the translation adjustments were reported in other comprehensive income. Effective in September 2007, the Company now plans to settle the intercompany loans which results in a benefit or charge to earnings due to movement in foreign currency exchange rates.

Divestitures, net

During the 2007 predecessor period, the Company recognized benefits resulting from the release of excess divestiture accruals due to the expiration of certain contingencies.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

During 2006, the Company recognized gains on the sale of land, corporate aircraft and other assets.

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

Debt repayment gains and losses

In the 2007 predecessor period, the debt repayment gain related to the early repayment of long-term debt at a discount from the principal amount. In the 2007 successor period, the debt repayment losses related to costs of tendering debt at the time of the merger and the premium paid for obtaining a consent from holders to modify terms of the Company’s debt they held.

The 2006 debt repayment loss consisted of net losses on the early repayment of debt, expenses associated with the interest rate swaps associated with the repurchased debt, write-off of unamortized portion of associated deferred financing costs and certain transaction fees.

Income taxes

FDC’s effective tax rate on pretax income (loss) from continuing operations was 21.3% in the 2007 predecessor period and (36.8)% for the 2007 successor period compared to 19.4% and 18.9% in 2006 and 2005, respectively. The calculation of the effective tax rate includes most of the equity earnings in affiliates and minority interest in pretax income because these items relate principally to entities that are considered pass-through entities for income tax purposes.

The change from pretax income in predecessor periods to a pretax loss in the successor period causes a general shift from an overall tax expense to an overall tax benefit. The non-taxable interest income from the IPS municipal bond portfolio in the successor period causes an increase to the effective tax rate benefit of almost 8%. State income tax benefits are reduced in the successor loss period for separate company income and franchise tax liabilities. Also reducing the tax benefit of the pretax loss in the successor period is the valuation allowance against foreign operating losses in certain countries and foreign tax credits which may not be available to offset the Company’s US income taxes upon repatriation of the earnings of its foreign subsidiaries.

The non-taxable interest income from the IPS municipal bond portfolio significantly impacted the effective tax rate from continuing operations in the predecessor periods, reducing the statutory rate by approximately 19 percentage points in the 2007 predecessor period compared to 15 percentage points for both prior years 2006 and 2005. The increase in the effective tax rate for the 2007 predecessor period compared to 2006 and 2005 resulted most significantly from: (a) non-deductible expenses associated with the merger; (b) a net tax expense associated with the income tax return to provision true-ups for 2006; and (c) an adjustment to the income taxes payable account pertaining to an under accrual of taxes in prior years. Offsetting most of the increase is the above noted non-taxable interest income being a larger portion of pretax income in the 2007 predecessor period.

The increase in the effective tax rate in 2006 compared to 2005 resulted most significantly from recording a valuation allowance mostly against the deferred tax asset for foreign tax credits, as well as the impact of other less significant items partially offset by a larger foreign tax rate differential.

The IPS municipal bond portfolio was converted into taxable investments in January 2008 and therefore will not have an impact on the Company’s effective tax rate in the future.

As a subsidiary of Holdings subsequent to the merger and a member of a new U.S. consolidated group for income tax purposes, the Company expects to be in a net operating loss position in the near term future. The Company anticipates being able to record an income tax benefit related to future operating losses due to the existence of significant deferred tax liabilities established in connection with purchase accounting. However, the Company may not be able to record a benefit related to losses in certain countries, requiring the establishment of valuation allowances. Additionally, the Company and its subsidiaries will continue to incur income taxes in foreign jurisdictions. Generally, these foreign income taxes result in a foreign tax credit in the U.S. to the extent of any U.S. income taxes on the income upon repatriation. However, due to the Company’s anticipated net operating loss position and the requirement to allocate certain expenses against its foreign source income for U.S. income tax purposes, the Company may not be able to provide a benefit for its potential foreign tax credits which would increase its effective tax rate. The Company also will continue to incur income taxes in states for which it files returns on a separate entity basis.

The additional taxes recognized as part of discontinued operations in 2007 related to 2006 income tax return to provision true-ups and other tax items associated with operations discontinued in 2006.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Minority interest

Most of the minority interest expense relates to the Company’s consolidated merchant alliances. Minority interest was relatively consistent in 2007 and 2006.

The increase in expense for 2006 compared to 2005 is due to an increase in the alliances’ income in 2006 as well as a minority interest expense recognized in the second quarter 2006 related to the reversal of a 2004 litigation accrual in the Commercial Services segment.

Equity earnings in affiliates

Equity earnings for the 2007 successor period decreased from the predecessor periods due to increased amortization associated with the assigned value to the identifiable intangible assets of merchant alliances in the preliminary intangible asset valuation. Equity earnings in affiliates decreased for pro forma 2007 compared to historical 2006 earnings levels resulting most significantly from the above noted amortization partially offset by increased merchant transaction volume in the merchant alliances. Increased amortization negatively impacted the pro forma 2007 period by 71 percentage points. The increase in equity earnings in affiliates for 2006 compared to 2005 resulted from increased merchant transaction volume in the merchant alliances.

Segment Results

Operating segments are defined by Statement of Financial Accounting Standard (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”), as components of an enterprise about which separate financial information is available that is evaluated regularly by the CODM, or decision-making group, in deciding how to allocate resources and in assessing performance. FDC’s CODM is its Chief Executive Officer. FDC classifies its businesses into four segments: First Data Commercial Services, First Data Financial Institution Services, First Data International and Integrated Payment Systems. Integrated Payment Systems and All Other and Corporate are not discussed separately as their results that had a significant impact on operating results are discussed in the “Consolidated Results” discussion above.

The Company’s financial statements reflect Western Union, PPS, IDLogix, Taxware and NYCE as discontinued operations. The results of operations were treated as income from discontinued operations, net of tax, and separately stated on the Consolidated Statements of Income below income from continuing operations.

The business segment measurements provided to, and evaluated by, the Company’s CODM are computed in accordance with the following principles:

•	The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

•	Segment revenue includes interest income, equity earnings in affiliates (excluding amortization expense) and intersegment revenue.

•	The portion of Corporate overhead allocated to the segments (shared service costs) is based primarily on a relative percentage of total segment revenue.

•

Segment operating profit includes interest income, minority interest (excluding minority interest related to interest expense and income taxes) and equity earnings in affiliates net of related amortization expense.

•

Segment operating profit excludes restructuring charges, impairment charges, significant litigation and regulatory settlement charges, other charges, interest expense, other income or expense and income taxes since they are not allocated to the segments for internal evaluation purposes. While these items are generally identifiable to the business segments, they are not included in the measurement of segment operating profit provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

First Data Commercial Services Segment Results

	Pro Forma	Historical
		Successor	Predecessor			Percent Change		Historical Percent Change
	Year ended December 31, 2007	Period from September 25 through December 31, 2007	Period from January 1 through September 24, 2007	Year ended December 31,
(in millions)				2006	2005	Pro Forma 2007 vs. Historical 2006		2006 vs. 2005
Revenues:
Transaction and processing service fees	$2,332.6	$651.6	$1,681.0	$2,243.6	$2,135.0	4%		5%
Check services	395.7	108.3	287.4	327.3	322.5	21%		1%
Product sales and other	383.8	93.2	290.6	395.0	343.6	(3)%		15%
Reimbursable debit network fees, postage and other	1,040.0	307.4	732.6	831.2	689.8	25%		20%
Equity earnings in affiliates	316.4	95.6	220.8	283.3	237.0	12%		20%
Other revenues	57.4	14.3	43.1	52.9	33.6	9%		57%

Total revenue	$4,525.9	$1,270.4	$3,255.5	$4,133.3	$3,761.5	9%		10%

Operating profit	$425.2	$123.1	$816.2	$1,092.3	$894.5	(61)%		22%
Operating margin	9%	10%	25%	26%	24%	(17	)pts	2	pts

			Year ended December 31,
			2007	2006	2005
Key indicators:
Domestic merchant transactions (a)			28,447.7	25,499.9	22,546.7	12%		13%

(a)

Domestic merchant transactions include acquired VISA and MasterCard credit and signature debit, PIN-debit, electronic benefits transactions, and processed-only or gateway customer transactions at the point of sale (“POS”). Domestic merchant transactions also include acquired ATM transactions, gateway transactions at ATMs, and STAR PIN-debit POS transactions received from other acquirers.

Summary

The First Data Commercial Services segment revenue in the 2007 predecessor and successor periods was favorably impacted most significantly by the merchant acquiring business, including equity earnings in affiliates and related services. Transaction volumes at existing clients and increased debit network fees favorably impacted these periods as did the expansion of TeleCheck’s ECA processing into more locations of large national retailers.

First Data Commercial Services segment revenue increased in 2006 compared to 2005 driven most significantly by the merchant acquiring business and related services. Most of this growth was driven by internal growth of existing clients, increased transaction volumes, new alliances, new sales, pricing changes and increased debit network fees. TeleCheck negatively impacted growth rates.

Transaction and processing service fees revenue and equity earnings in affiliates

The components of transaction and processing service fees revenue and equity earnings in affiliates for the 2007 predecessor and successor periods and 2007 pro forma results compared to the predecessor year ended December 31, 2006 and the year ended December 31, 2006 compared to the same period in 2005 are:

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

	Pro Forma	Historical
		Successor	Predecessor			Percent Change	Historical Percent Change
	Year ended December 31, 2007	Period from September 25 through December 31, 2007	Period from January 1 through September 24, 2007	Year ended December 31,
(in millions)				2006	2005	Pro Forma 2007 vs. Historical 2006	2006 vs. 2005
Acquiring revenue	$1,990.4	$540.3	$1,450.1	$1,915.4	$1,795.3	4%	7%
Prepaid revenue	140.6	57.3	83.3	125.8	115.0	12%	9%
Processing revenue charged to unconsolidated merchant alliances	201.6	54.0	147.6	202.4	224.7	0%	(10)%

Total transaction and processing service fees	2,332.6	651.6	1,681.0	2,243.6	2,135.0	4%	5%
Equity earnings in affiliates	316.4	95.6	220.8	283.3	237.0	12%	20%

Total transaction and processing service fees and equity earnings in affiliates	$2,649.0	$747.2	$1,901.8	$2,526.9	$2,372.0	5%	7%

Acquiring revenue in the 2007 predecessor and successor periods was favorably impacted by increases in transaction volume due to consumer spending at the point of sale, improved merchant retention, activation improvements, the growth of new alliances and 2006 pricing changes. In 2006, the Company began classifying commission payments to certain ISO’s as expense rather than netting them against revenue consistent with the Company’s accounting for other similar arrangements. This had a favorable impact in the 2007 predecessor period. The 2007 successor period was favorably impacted by the year end holiday season although less than in prior years. Negatively impacting revenue in the 2007 successor period was the impact of purchase accounting resulting in not recognizing annual fees of approximately $23 million pertaining to the predecessor period that would otherwise have been recognized in the fourth quarter. Most of these annual fees were accrued as part of purchase accounting.

On a 2007 pro forma basis compared to historical 2006 the increase in acquiring revenue was driven by increases in transaction volume due to consumer spending at the point of sale, improved merchant retention, activation improvements, the growth of new alliances and 2006 pricing changes. On a 2007 pro forma basis in comparison to the historical 2006 results the reclassification of certain ISO commission payments positively impacted the acquiring revenue growth rate by approximately 1 percentage point with such increase being offset by the above noted purchase accounting which negatively impacted the acquiring revenue growth rate by 1 percentage point. The 2007 pro forma revenue growth and transaction growth rates were negatively impacted compared to 2006 due to the year end holiday season, as the growth rates, although positive, were lower than in 2006.

The increase in acquiring revenue in 2006 compared to 2005 was driven by increases in transaction volume due to consumer spending at the point of sale, sales productivity, the alliance formed with Citibank in 2005, as well as the above noted reclassification of certain commission payments out of revenue and into expense. Also contributing to growth were improved merchant retention, activation improvements, the growth of new alliances and 2006 pricing changes. The reclassification of certain ISO commission payments positively impacted the acquiring revenue growth rate by approximately 1 percentage point.

The Company’s transaction growth rate for PIN-debit increased for 2007 on a pro forma basis compared to historical 2006 and for 2006 compared to 2005. One of the items driving growth in PIN-debit transactions is increased penetration in the grocery, petroleum and quick service restaurant markets.

Merchant PIN-debit transactions, including acquired and STAR network transactions, accounted for approximately 27%, 25% and 25% of total domestic merchant transactions for the pro forma 2007 results and the historical 2006 and 2005 periods, respectively. The Company continues to see a shift in consumer behavior toward the use of PIN-debit cards from other forms of payment, particularly checks and cash.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

The spread between the transaction growth rate and the transaction and processing service fee revenue growth rate for the 2007 pro forma results compared to historical 2006 remained relatively constant, after consideration of the ISO adjustment noted above, due to the mix of merchants and price compression. The spread is caused most significantly by the mix of merchants. Most of the disparity is within the segment’s portfolios of national merchants, which drive significant transaction growth and experience the greatest price compression. Also contributing to this spread is a lower average transaction amount due to increased usage at merchants such as quick service restaurants. The segment has historically experienced three to five percent annual price compression on average, with price compression for the national merchants being higher.

Prepaid revenue for the 2007 predecessor and successor periods was favorably impacted by sales and processing of gift cards to merchants. Prepaid revenue increased in 2007 on a pro forma basis compared to historical 2006 due to growth within gift cards, and to a lesser extent, payroll cards. Prepaid revenue increased in 2006 compared to 2005 as a result of an increase in transactions.

Processing revenue charged to unconsolidated merchant alliances represents revenues earned from providing processing services to those alliances. These processing fees are recognized as expense to the unconsolidated merchant alliances. Processing revenue for the 2007 predecessor and successor periods was not impacted by significant events or trends. Processing revenue remained flat for 2007 on a pro forma basis compared to historical 2006. The decrease in 2006 compared to 2005 is largely a result of restructuring agreements associated with the Chase Paymentech and PNC Merchant Services alliances.

Equity earnings in affiliates in the 2007 predecessor and successor periods continued to benefit from strong performance by Commercial Service’s merchant alliances. Equity earnings in affiliates increased on a 2007 pro forma basis compared to historical 2006 resulted most significantly from increased merchant transaction volume in the merchant alliances. Earnings of an alliance were also improved due to a beneficial change in its portfolio mix and lower processing rates, which negatively impacted processing revenue described directly above. The increase in equity earnings for 2006 compared to 2005 principally resulted from increased transaction volume. The amortization of the intangible asset portion of the excess of the Company’s investment balance over its proportionate share of the investee’s net book value is not included in the equity earnings reviewed by management as revenue. Such amortization is included in the segment’s operating profit.

The Company’s largest merchant alliance, Chase Paymentech, is 51% owned by J.P. Morgan Chase Bank, N.A., and 49% owned by FDC. The current term of the existing alliance agreement expires in 2010; however, JPMorgan had the right to terminate the alliance due to the change of control upon the closing of the merger. The Company has extended the time period to exercise this right to allow for further discussions regarding the alliance. If JPMorgan exercises its termination right, FDC has the right to receive 49% of the alliance’s merchant contracts by value and be allocated 49% of the alliance’s sales force. A termination is not expected to have a material impact to income from continuing operations or consolidated EBITDA and the Company’s reported revenues would increase. Potential risks if the alliance is terminated include the potential loss of certain processing volume over time, the loss of JPMorgan branch referrals, the loss of access to the JPMorgan brand, and post-termination competition by Chase.

Check services revenue

Telecheck was favorably impacted in the 2007 predecessor and successor periods from the expansion of its ECA processing into more locations of large national retailers but negatively impacted by a decline in the use of paper checks.

The increase in check services revenue for 2007 on a pro forma basis compared to historical 2006 resulted from an increase in the above noted ECA processing. This increase partially was offset by the general decline in the paper check guarantee volumes. The increase in check services revenue for the year ended December 31, 2006 compared to 2005 resulted from an increase in ECA processing revenue noted above, increased revenues from collections services provided for a national merchant, and the acquisition of ClearCheck, Inc (“ClearCheck”) in the first quarter 2006. These increases partially were offset by the general decline in the paper check guarantee volumes.

Product sales and other revenue

Product sales and other revenue for the 2007 predecessor and successor periods was negatively impacted by decreased terminal sales. The 2007 predecessor period benefited from merchant portfolio sales and contract termination fees totaling approximately $22 million compared to $6 million for the historical 2006 period.

The majority of the decrease in product sales and other revenues for 2007 on a pro forma basis compared to historical 2006 was driven by decreased terminal sales partially offset by increased merchant portfolio sales and contract termination fees. The majority of the increase in product sales and other revenues for 2006 compared to 2005 was driven by increased terminal sales and leases partially offset by decreases in hardware and supplies revenue and professional services revenue.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Reimbursable debit network fees, postage and other

Debit network fees in the 2007 predecessor and successor periods benefited from continued growth of PIN-debit transaction volumes as well as rate increases imposed by the debit networks. Debit network fees represent substantially all of the balance within this line item.

The increases in reimbursable debit network fees, postage and other for 2007 on a pro forma basis versus historical 2006 and for 2006 compared to 2005 were due to growth in debit network fees resulting from the continued growth of PIN-debit transaction volumes as noted above as well as rate increases imposed by the debit networks. The 2006 growth was partially offset by a national merchant routing a portion of its PIN-debit transactions directly to the network provider.

Operating profit

In addition to the impact of the items noted above, First Data Commercial Services segment operating profit for the 2007 predecessor and successor periods was impacted negatively by new incentive compensation arrangements implemented in 2007. Also negatively impacting the predecessor segment operating profit as a result of the merger was the acceleration of restricted stock awards. In the 2007 predecessor period, the Company bought out a revenue sharing agreement as part of a new, larger relationship with Discover Financial Services LLC (“Discover”) resulting in an expense charge in the 2007 predecessor period with most of this charge being recovered through increased processing fees in the predecessor period and the remaining portion in the successor period. Amortization resulting from contingent payments associated with a merchant alliance also negatively impacted operating profit growth for the 2007 predecessor period. The 2007 successor period was negatively impacted by purchase accounting of approximately $209 million due most significantly to amortization expense resulting from the purchase price assigned to intangible assets from the merger.

The segment operating profit decreased in 2007 on a pro forma basis compared to historical 2006 due to the factors discussed above. Increased amortization resulting from contingent payments noted above negatively impacted the operating profit growth rate by approximately 1 percentage point in 2007 on a pro forma basis, but will not have continuing impact as a result of the merger and the associated affects of purchase accounting. Incentive compensation negatively impacted 2007 pro forma operating profit by approximately 1 percentage point in comparison to historical 2006. The negative impacts of the contingent payments and incentive compensation were offset by savings from the restructuring activities described in “2007 activities” above and increased contract termination fees. The purchase accounting impacts of the annual fees noted in the acquiring revenue discussion above and increased amortization of identifiable intangible assets, both related to the merger, negatively impacted the operating profit growth rate by 67 percentage points for the 2007 pro forma results.

The segment operating profit and margins increased in 2006 compared to 2005 due to the factors discussed above. Additionally, the reduction of integration expenses in 2006 versus 2005 benefited 2006 operating profit growth by approximately 11 percentage points and operating margin by approximately 3 percentage points. Also benefiting 2006 growth was reduced payroll expense due to fourth quarter 2005 restructuring activities. Negatively affecting operating profit growth in 2006 was higher incentive compensation accruals due to achieving certain financial targets in 2006 in comparison to 2005 and the reduction in relative ownership percentage of the PNC alliance. Increased amortization resulting from contingent payments associated with a merchant alliance also negatively impacted operating profit growth in 2006 by 1 percentage point.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

First Data Financial Institution Services Segment Results

	Pro Forma	Historical
		Successor	Predecessor			Percent Change		Historical Percent Change
	Year ended December 31, 2007	Period from September 25 through December 31, 2007	Period from January 1 through September 24, 2007	Year ended December 31,
(in millions)				2006	2005	Pro Forma 2007 vs. Historical 2006		2006 vs. 2005
Revenues:
Transaction and processing service fees	$1,224.9	$330.4	$894.5	$1,187.8	$1,200.8	3%		(1)%
Product sales and other	59.8	11.7	48.1	34.1	78.3	75%		(56)%
Reimbursable postage and other	693.3	193.8	499.5	614.1	586.2	13%		5%
Other revenue	0.2	0.1	0.1	0.1	—	NM		NM

Total revenue	$1,978.2	$536.0	$1,442.2	$1,836.1	$1,865.3	8%		(2)%

Operating profit	$265.9	$63.8	$280.8	$370.8	$377.9	(28)%		(2)%
Operating margin	13%	12%	19%	20%	20%	(7	)pts	0	pts

			Year ended December 31,
			2007	2006	2005
Key indicators:
Domestic debit issuer transactions (a)			10,450.6	9,407.4	7,908.1	11%		19%
Domestic active card accounts on file (end of period) (b)
Bankcard			48.4	42.4	30.1	14%		41%
Retail			79.9	74.4	61.8	7%		20%

Total			128.3	116.8	91.9	10%		27%

Domestic card accounts on file (end of period)
Bankcard			130.7	113.2	63.6	15%		78%
Retail			381.8	331.3	253.4	15%		31%
Debit			122.3	112.9	98.3	8%		15%

Total			634.8	557.4	415.3	14%		34%

(a)	Domestic debit issuer transactions include VISA and MasterCard signature debit, STAR ATM, STAR PIN-debit POS, and ATM and PIN-debit POS gateway transactions.
(b)	Domestic active card accounts on file include customer accounts that had a balance or any monetary posting or authorization activity during the month.

Summary

First Data Financial Institution Services segment revenue in the 2007 predecessor and successor periods was favorably impacted most significantly by reimbursable postage revenue, acquisitions, growth of existing clients and contract termination fees while price compression and the net impact of new and lost business had a negative impact.

The segment converted approximately 26 million accounts during the 2007 pro forma period, and also increased accounts through the growth of existing clients. At December 31, 2007, the segment had approximately 15 million accounts in the pipeline, primarily retail, with approximately 8 million of these accounts scheduled for conversion in 2008.

The segment revenue and operating profit decreased in 2006 compared to 2005 due most significantly to deconversions that occurred in 2005, and the associated contract termination fees, as well as price compression. These decreases were partially offset by growth from existing clients and new business.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Transaction and processing service fee revenue

Components of transaction and processing service fee revenue

	Pro Forma	Historical
		Successor	Predecessor			Percent Change	Historical Percent Change
	Year ended December 31, 2007	Period from September 25 through December 31, 2007	Period from January 1 through September 24, 2007	Year ended December 31,
(in millions)				2006	2005	Pro Forma 2007 vs. Historical 2006	2006 vs. 2005
Credit and retail card processing	$398.8	$110.3	$288.5	$406.2	$429.7	(2)%	(5)%
Debit processing	487.1	132.7	354.4	436.6	427.4	12%	2%
Output services	255.5	65.1	190.4	254.5	247.0	0%	3%
Remittance and other processing services	83.5	22.3	61.2	90.5	96.7	(8)%	(6)%

Total	$1,224.9	$330.4	$894.5	$1,187.8	$1,200.8	3%	(1)%

Credit and retail card processing revenue

Growth of existing clients positively impacted revenue while price compression negatively impacted revenue in the 2007 predecessor and successor periods.

Credit and retail card processing revenue decreased for the 2007 pro forma results compared to historical 2006 due to price compression partially offset by growth of existing clients. Contract pricing at the customer level is dependent upon the volume of accounts, mix of account types (e.g. retail, credit, co-branded credit and debit) and product usage. Although active accounts on file increased, revenue did not proportionately increase due most significantly to price compression.

Credit and retail card processing revenue decreased in 2006 compared to 2005 largely due to the deconversion of credit card accounts in 2005 and price compression, partially offset by growth from existing clients and new business.

Debit processing revenue

Debit processing revenue in the 2007 predecessor and successor periods was positively impacted by growth in domestic debit issuer transactions and by acquisitions noted above. Negatively impacting revenue in the 2007 predecessor and successor periods were price compression and lost business.

On a pro forma basis, the 2007 growth of existing clients and acquisitions noted above added approximately 9 and 9 percentage points, respectively, to the debit processing revenue growth rate. The majority of domestic debit issuer transaction growth was driven by the shift to the use of debit cards from checks and cash, and such trend is expected to continue. Transaction growth and revenue growth for the pro forma 2007 results were relatively consistent. This growth was partially offset on a pro forma basis by 5 and 5 percentage points, respectively, due to pricing and lost business.

Revenue increased in 2006 compared to 2005 due to growth of existing clients partially offset by deconversions and price compression. The majority of domestic debit issuer transaction growth was driven by the shift to the use of debit cards from credit cards, checks and cash. Additional transaction growth was driven by the conversion of a major issuer. Price compression upon renewal of contracts and the change in client mix drove the spread between revenue growth and transaction growth.

Output services revenue

Output services revenue for the 2007 predecessor and successor periods was not significantly impacted by any unique events or trends. Output services revenue remained relatively flat for the 2007 pro forma period compared to historical 2006.

Output services revenue increased for 2006 compared to 2005 due to new business partially offset by deconversions.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Remittance processing services revenue

Remittance processing services revenue for the 2007 predecessor and successor periods was negatively impacted due to the deconversion of a large customer and consumer conversion from paper to electronic payment methods. The Company expects remittance revenue to remain relatively flat in 2008 compared to 2007 with growth offsetting consumer conversion from paper to electronic payment methods.

Remittance processing services revenue decreased for 2006 compared to 2005 due to lost business and consumer conversion from paper to electronic payment methods. These decreases were partially offset by new business. In response to the decline in revenue, the Company closed one facility in 2006.

Product sales and other revenue

Product sales and other revenue in the 2007 predecessor period was favorably impacted by the receipt of contract termination fees and both the predecessor and successor periods were favorably impacted by professional service fees and software licensing and maintenance revenue resulting from the acquisition of Peace Software in the third quarter of 2006.

Product sales and other revenue decreased in 2006 compared to 2005 due to contract termination fees of approximately $50 million that were received in 2005 associated with deconversions.

Reimbursable postage and other revenue

New business and an increase in the postage rates in May 2007 positively impacted the 2007 predecessor and successor periods for reimbursable postage and other revenue. Negatively impacting the same periods was lost business.

Reimbursable postage and other revenue increased for the year ended December 31, 2006 in comparison to the same period in 2005 as a result of new business and a postage rate increase in January 2006 partially offset by lost business.

Operating profit

In addition to the favorable and unfavorable items noted above, the First Data Financial Institution Services segment operating profit for the 2007 successor period was negatively impacted by purchase accounting of approximately $35 million due most significantly to amortization expense due to the purchase price assigned to intangible assets from the merger. Negatively impacting the predecessor segment operating profit as a result of the merger was the acceleration of restricted stock awards.

Operating profit decreased for pro forma 2007 compared to historical 2006 due to the factors noted above partially offset by the significant benefits from cost savings initiatives implemented in 2006 and continuing into pro forma 2007 in anticipation of continued price compression. Purchase accounting related to the merger, mostly amortization of identifiable intangible assets, negatively impacted the operating profit growth rate by 32 percentage points for pro forma 2007.

The segment operating profit decreased for the year ended December 31, 2006 compared to 2005 due to contract termination fees received in 2005, account deconversions, price compression, higher incentive compensation recognized in 2006 compared to 2005 due to achieving certain financial targets and other factors noted above. Partially offsetting this decline were reduced payroll expenses due to 2005 restructuring activities. Operating margins were flat for 2006 compared to 2005 as a result of the items discussed above.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

First Data International Segment Results

	Pro Forma	Historical
		Successor	Predecessor			Percent Change		Historical Percent Change
	Year ended December 31, 2007	Period from September 25 through December 31, 2007	Period from January 1 through September 24, 2007	Year ended December 31,
(in millions)				2006	2005	Pro Forma 2007 vs. Historical 2006		2006 vs. 2005
Revenues:
Transaction and processing service fees	$1,271.4	$387.7	$883.7	$985.4	$714.0	29%		38%
Product sales and other	295.6	92.2	203.4	206.2	145.2	43%		42%
Other Income	106.3	28.8	77.5	80.0	59.0	33%		36%

Total revenue	$1,673.3	$508.7	$1,164.6	$1,271.6	$918.2	32%		38%

Operating profit	$174.3	$58.1	$111.1	$153.6	$113.3	13%		36%
Operating margin	10%	11%	10%	12%	12%	(2	)pts	0	pts

			Year ended December 31,
			2007	2006	2005
Key indicators:
International transactions (a)			5,476.0	4,591.6	2,816.0	19%		63%
International card accounts on file (end of period) (b)			73.8	48.3	30.9	53%		56%

(a)

International transactions include VISA, MasterCard and other card association merchant acquiring and switching, and debit issuer transactions for clients outside the U.S. Transactions include credit, signature debit and PIN-debit POS, POS gateway and ATM transactions. Transactions for 2006 and 2005 have been adjusted to conform to current year presentation.

(b)	International card accounts on file include bankcard and retail.

Summary

First Data International segment revenue in the 2007 predecessor and successor periods was favorably impacted by acquisitions, foreign currency exchange rate movements, growth of existing clients and the net impact of new and lost business.

Acquisitions contributed 16 percentage points to segment revenue growth rates in 2007 on a pro forma basis compared to historical 2006. The most significant of these acquisitions were First Data Polska in the EMEA region in 2007, First Data Cono Sur (formerly ArgenCard) in the LAC region in 2006 and First Data Deutschland (“FDD” formerly Gesellschaft fur Zahlungssysteme), also in the EMEA region in 2006. In addition, foreign currency exchange rate movements positively impacted total pro forma revenue growth rates by 8 percentage points.

Growth in 2006 compared to 2005 was driven by acquisitions and new alliances and internal growth of existing clients. The most significant of these acquisitions were FDD, EuroProcessing International, First Data Austria (formerly Austrian Payment Systems Services GmbH) and First Data Korea (formerly Korea Mobile Payment Services). Acquisitions and new alliances contributed 24 percentage points to total revenue growth for 2006 compared to 2005, while foreign exchange rate movements positively impacted total revenue growth by 1 percentage point for the same period.

Transaction and processing service fee revenue

Transaction and processing service fee revenue includes merchant acquiring and processing revenue, debit transaction revenue, POS/ATM transaction revenue, fees from switching services and monthly managed service fees for issued cards. The above noted acquisitions and impact of foreign exchange rate movements positively impacted the 2007 predecessor and successor periods with the exception that revenue from the FDD acquisition only benefited the predecessor period. Transaction and processing service fee revenue increased in 2007 on a pro forma basis compared to 2006 and 2006 compared to 2005 due most significantly to the acquisitions noted above. The 2007 pro forma results were also positively impacted by an increase in POS and ATM transactions resulting from growth of both existing clients and new business and, to a lesser extent, an increase in accounts on file in the EMEA and LAC regions and continued expansion of the Cashcard ATM network in Australia.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Revenue growth in EMEA for the 2007 pro forma results was due mostly to acquisitions, foreign currency exchange rate movements and the net impact of new and lost business and growth from existing clients. The acquisition growth mostly relates to business supporting switching debit and ATM transactions as well as debit card transactions and card issuer processing. Revenue growth in ANZ for the 2007 pro forma results is due mostly to foreign currency exchange rate movements while other contributors such as new business and growth of existing clients were substantially offset by the negative impact of lost business and price compression. Revenue growth in LAC for the same periods is due mostly to the First Data Cono Sur acquisition while other contributors such as growth of existing merchant acquiring businesses as a result of increased volumes, increases in card accounts on file and the benefit from foreign exchange rate movements were partially offset by the negative net impact of new and lost business and price compression. Revenue growth for the year ended December 31, 2006 compared to 2005 increased due mostly to similar items to those noted above.

As noted above, transaction and processing service fee revenue is driven by accounts on file and transactions. The spread between growth in these two indicators and revenue growth is driven mostly by the change in the mix of transaction types resulting from acquisitions. The effects of foreign currency exchange rate fluctuations also contributed to the spread.

At December 31, 2007, the International segment had approximately 2.1 million accounts in the pipeline the majority of which were retail. The Company expects to convert these accounts in 2008.

Product sales and other revenue

Product sales and other revenue for the 2007 predecessor and successor periods was positively impacted by terminal-related revenue driven mainly by the above described acquisitions in the LAC and EMEA regions as well as professional services fees associated with the VisionPLUS managed service supported by the Company’s Singapore office. Negatively impacting the successor period was a decrease in gains from merchant portfolio sales. On a 2007 pro forma basis compared to historical 2006, the terminal-related revenue from the above noted acquisitions and new sales in the LAC region accounted for most of the growth.

The increase in product sales and other revenue for the year ended December 31, 2006 over the same period in 2005 resulted from increased terminal-related revenue driven mainly by acquisitions in the EMEA and Asia regions as well as a gain of approximately $11 million from a merchant portfolio sale in the LAC region in 2006.

Operating profit

In addition to the items noted above, First Data International segment operating profit and segment margins were negatively impacted by expenditures on strategic business initiatives in EMEA. Also negatively impacting segment operating profit as a result of the merger was the acceleration of restricted stock awards in the predecessor period. Negatively impacting operating profit for the 2007 successor period was purchase accounting of approximately $7 million as a result of the merger.

The items that had the largest benefit to the pro forma 2007 results in comparison to historical 2006 were acquisitions, internal growth, foreign exchange rate movements and merger related purchase accounting. Acquisitions and foreign exchange rate movements accounted for approximately 26 and 11 percentage points of operating profit growth, respectively, for the 2007 pro forma period. The items with the most significant negative impact for the same period were the strategic business initiatives, expansion into regions such as Asia and pricing.

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

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Pro Forma Financial Information

The following unaudited pro forma Condensed Consolidated Statement of Income reflect the consolidated results of operations of the Company as if the merger had occurred on January 1, 2007. The pro forma statement is derived from the application of pro forma adjustments to the historical Statement of Income of the predecessor period January 1, 2007 to September 24, 2007 and the successor period from September 25, 2007 to December 31, 2007. The pro forma Statement of Income should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included elsewhere in this Form 10-K.

The pro forma adjustments are described in the notes to the pro forma Statement of Income and are based on available information and assumptions that management believes are reasonable. Certain of the pro forma adjustments and results of operations in the successor period are based on preliminary allocation of the purchase price and preliminary valuation of intangible assets. The pro forma Statement of Income is not necessarily indicative of the future results of operations of the successor Company or results of operations of the successor Company that would have actually occurred had the merger been consummated as of January 1, 2007.

Unaudited Pro Forma Condensed Consolidated Statement of Income

	Historical		Pro Forma Adjustments		Pro Forma
	Successor	Predecessor
	Period from September 25 through December 31,	Period from January 1 through September 24,			Year ended December 31,
(in millions)	2007	2007			2007
Revenues:
Transaction and processing service fees	$1,553.3	$3,965.9	$—		$5,519.2
Investment income, net	(8.2)	(66.9)	—		(75.1)
Product sales and other	223.0	616.4	—		839.4
Reimbursable debit network fees, postage and other	510.4	1,257.5	—		1,767.9

	2,278.5	5,772.9	—		8,051.4

Expenses:
Cost of services	1,142.4	2,632.0	359.7	(a)	4,134.1
Cost of products sold	92.0	230.4	—		322.4
Selling, general and administrative	378.9	1,089.3	(150.1	) (b)	1,318.1
Reimbursable debit network fees, postage and other	510.4	1,257.5	—		1,767.9
Other operating expenses(c)	(0.2)	23.3	—		23.1

	2,123.5	5,232.5	209.6		7,565.6

Operating profit	155.0	540.4	(209.6)		485.8

Interest income	17.9	30.8	—		48.7
Interest expense	(584.7)	(103.6)	(1,364.4	)(d)	(2,052.7)
Other income (expense)	(74.0)	4.9	15.8	(e)	(53.3)

Income (loss) before income taxes, minority interest, equity earnings in affiliates and discontinued operations	(485.8)	472.5	(1,558.2)		(1,571.5)
Income tax (benefit) expense	(176.1)	125.8	(636.3	)(f)	(686.6)
Minority interest	(39.0)	(105.3)	—		(144.3)
Equity earnings in affiliates	46.8	223.0	(147.8	)(g)	122.0

Income (loss) from continuing operations	$(301.9)	$464.4	$(1,069.7)		$(907.2)

(a)	Adjustments to Cost of services consist of adjustments related to increased other intangible asset amortization expense of $470.3 million; the reversal of amortization of prior year service costs and actuarial gains and losses related to defined benefit plans of $3.9 million; the reversal of costs associated with the accelerated vesting of equity awards of $105.6 million; the reversal of rent expense of $4.7 million related to synthetic leases bought out as a result of change in control provisions; and an adjustment for increased depreciation expense on buildings bought out of synthetic leases of $3.6 million. Note that amortization of the customer relationships intangible assets are recognized on an accelerated basis and the other intangible assets are recognized on a straight-line basis. Based on the preliminary valuation of the intangible assets, amortization was approximately $1,125 million for pro forma 2007 and is projected to be approximately as follows for 2008 through 2012: respectively, $1,024 million, $946 million, $885 million, $765 million and $661 million.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

(b)	Adjustments to Selling, general and administrative expenses consist of adjustments to recognize expense resulting from the sponsor’s management fee of $15.0 million; the reversal of merger transaction costs of $72.6 million; the reversal of costs associated with the accelerated vesting of equity awards of $89.9 million; and the reversal of amortization of prior year service costs and actuarial gains and losses related to defined benefit plans of $2.6 million.
(c)	Other operating expenses include: net restructuring charges, impairments, litigation and regulatory settlements, and other.
(d)	Reflects pro forma interest expense resulting from the Company’s new capital structure. The adjustment includes interest expense, amortization of commitment fees and debt issuance costs, and the impact of interest rate swaps associated with the new facilities and notes described in the capital resources and liquidity section of this MD&A less the interest expense recognized on the notes that were repaid in conjunction with the merger. The adjustment also includes amortization of all underwriting fees that will be incurred when the bridge facilities are extended into long-term loans, exchanged for notes or refinanced with other third parties at or before the one year anniversary of the merger. The adjustment excludes the impact of the bridge financing fees paid at the closing of the merger that are being amortized over one year to the extent they haven’t already been refunded. Such fees are not considered indicative of long-term ongoing operations and are, additionally, contingently recoverable, in part, based on future events.
(e)	Represents the elimination of debt repayment costs associated with the Company’s debt existing prior to the merger.
(f)	Represents the tax effect of the pro forma adjustments, calculated at a marginal rate of 37.3% for 2007.
(g)	Adjustment to equity method investments consists of increased other intangible asset amortization expense.

Unaudited Pro Forma Segment Revenues (a)

	Successor	Predecessor	Pro Forma
	Period from September 25 through December 31,	Period from January 1 through September 24,	Pro Forma Adjustments	Adjusted Revenue
(in millions)	2007	2007
Commercial Services	$1,270.4	$3,255.5	$—	$4,525.9
Financial Institutions Services	536.0	1,442.2	—	1,978.2
First Data International	508.7	1,164.6	—	1,673.3
Integrated Payments Systems	47.9	106.9	—	154.8
All Other and Corporate	120.5	337.1	—	457.6

Total segment and all other and corporate	$2,483.5	$6,306.3	$—	$8,789.8

Unaudited Pro Forma Segment Operating Profit

	Successor	Predecessor	Pro Forma
	Period from September 25 through December 31,	Period from January 1 through September 24,	Pro Forma Adjustments		Adjusted Operating Profit
(in millions)	2007	2007
Commercial Services	$123.1	$816.2	$(514.1	) (b)	$425.2
Financial Institutions Services	63.8	280.8	(78.7	) (c)	265.9
First Data International	58.1	111.1	5.1	(d)	174.3
Integrated Payments Systems	21.1	24.2	0.5	(e)	45.8
All Other and Corporate	(30.5)	(345.5)	229.8	(f)	(146.2)

Total segment and all other and corporate	$235.6	$886.8	$(357.4)		$765.0

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

(a)	No pro forma adjustments have been made to segment revenue in 2007. Accordingly, values represent the sum of predecessor and successor periods.
(b)	Adjustments to Commercial Services segment operating profit consist of adjustments related to increased other intangible asset amortization expense; increased other intangible asset amortization expense associated with equity method investments; the reversal of costs associated with the accelerated vesting of equity awards; the reversal of rent expense related to synthetic leases bought out as a result of change in control provisions; and an adjustment for increased depreciation expense on buildings purchased out of synthetic leases.
(c)	Adjustments to Financial Institution Services segment operating profit consist of adjustments related to increased other intangible asset amortization expense; the reversal of costs associated with the accelerated vesting of equity awards; the reversal of rent expense related to synthetic leases bought out as a result of change in control provisions; and an adjustment for increased depreciation expense on buildings purchased out of synthetic leases.
(d)	Adjustments to First Data International segment operating profit consist of adjustments related to increased other intangible asset amortization expense; decreased other intangible asset amortization expense associated with equity method investments; the reversal of costs associated with the accelerated vesting of equity awards; and the reversal of amortization of prior year service costs and actuarial gains and losses related to defined benefit plans.
(e)	Adjustments to Integrated Payment Systems segment operating profit consist of adjustments related to increased other intangible asset amortization expense; and the reversal of costs associated with the accelerated vesting of equity awards.
(f)	Adjustments to All Other and Corporate segment operating profit consist of adjustments related to increased other intangible asset amortization expense; the reversal of costs associated with the accelerated vesting of equity awards; the reversal of amortization of prior year service costs and actuarial gains and losses related to defined benefit plans; adjustments to recognize expense resulting from the sponsor’s management fee; and the reversal of merger transaction costs.

Capital Resources and Liquidity

The Company’s sources of liquidity during 2007 were cash generated from operating activities and long-term borrowings incurred as part of the merger. The Company believes its current level of cash and short-term financing capabilities along with future cash flows from operations are sufficient to meet the needs of its existing businesses. Due to the borrowings incurred as part of the merger, a greater portion of the Company’s resources are required to fund the interest expense resulting from the new borrowings. The following discussion highlights the Company’s cash flow activities from continuing operations during the successor period from September 25, 2007 through December 31, 2007, the predecessor period from January 1, 2007 through September 24, 2007 and the years ended December 31, 2006 and 2005.

Cash and Cash Equivalents

Investments (other than those included in settlement assets) with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates market value. At December 31, 2007 and 2006, the Company held $606.5 million and $1,154.2 million in cash and cash equivalents, respectively. Cash and cash equivalents held outside of the U.S. at December 31, 2007 and 2006 were $203.4 million and $441.6 million, respectively and are included in the amounts noted above.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Cash Flows from Operating Activities from Continuing Operations

	Successor	Predecessor
	Period from September 25 through December 31, 2007	Period from January 1 through September 24, 2007	Year ended December 31,
Source/(use) (in millions)			2006	2005
Net (loss) income from continuing operations	$(301.9)	$464.4	$847.7	$807.5
Depreciation and amortization	427.2	540.2	700.8	689.0
Other non-cash and non-operating items, net	38.2	88.7	(56.1)	(12.4)
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable	(316.9)	(145.4)	(183.8)	(110.9)
Other assets	130.0	5.8	81.0	3.3
Accounts payable and other liabilities	(100.8)	(4.8)	(60.0)	(82.5)
Income tax accounts	(61.4)	69.6	117.8	(73.6)
Excess tax benefit from share-based payment arrangement	—	(219.8)	(124.2)	—

Net cash (used in) provided by operating activities from continuing operations	$(185.6)	$798.7	$1,323.2	$1,220.4

Depreciation and amortization in the successor period increased significantly due to the merger. The predecessor period trend was in line with 2006 and 2005. The increase from 2005 to 2006 is attributable to acquisitions partially offset by the 2005 write-off of intangibles in conjunction with account deconversions in the Financial Institution Services segment.

Other non-cash and non-operating items, net include restructuring, impairments, litigation and regulatory settlements, other, investment gains and losses, divestitures, debt repayment gain/(loss) and non-operating foreign exchange gains and losses, as well as undistributed earnings in affiliates, stock compensation and employee stock purchase plan (“ESPP”) expense and gains on the sale of merchant portfolios, the proceeds from which are recognized in investing activities. The Company did not have ESPP expense in the third and fourth quarter 2007 due to the termination of the Plan as a result of the merger. The most significant source of cash in the 2007 predecessor period related to ESPP and stock options. The use in 2006 resulted largely from activity related to the value of interest rate swaps that did not qualify for hedge accounting and the Visa litigation settlement. The activity in 2005 relates to equity earnings in affiliates associated with the Company’s merchant alliances.

The use of cash in accounts receivable in the successor and predecessor periods resulted from restructuring certain settlement arrangements and the timing of collections compared to billings. The 2006 and 2005 trend resulted from differences in timing of collections and billings. The source of cash in other assets for the successor period is largely due to distributions related to equity earnings in affiliates related to the predecessor period. The use of cash in all periods presented for accounts payable and other liabilities resulted from timing of payments and accruals for various liabilities. The use of cash in the successor period in income tax accounts resulted from a tax benefit in part offset by a net tax refund. The source of cash in the predecessor period was related to a higher tax benefit associated with the exercising of options and restricted stock. The source of cash in 2006 was due to a tax benefit associated with the significant number of stock options exercised during the first quarter of 2006. Also included in net cash used in/provided by operating activities in 2007 was a use of cash of approximately $73 million (all but $3 million in the predecessor period) resulting from the payment of merger related costs. The Company expects approximately $125 million of cash payments in 2008 related to restructuring activities, including payments related to the fourth quarter 2007 actions described in the “Merger” section above, and approximately $75 million of cash payments in 2008 related to global sourcing initiatives.

The use of cash in the predecessor period in excess tax benefit from share-based payment arrangement relates to the accelerated payout of stock options and restricted stock in the third quarter 2007. The use of cash in 2006 is due to the Company adopting SFAS 123(R) in 2006 and electing to follow the alternative transition method allowed by FASB Staff Position FAS 123(R)-3 “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” in the fourth quarter of 2006.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Cash Flows from Investing Activities from Continuing Operations

	Successor	Predecessor
	Period from September 25 through December 31, 2007	Period from January 1 through September 24, 2007	Year ended December 31,
Source/(use) (in millions)			2006	2005
Merger, net of cash acquired	$(25,756.2)	—	—	—
Current year acquisitions, net of cash acquired	(136.6)	$(690.3)	$(287.5)	$(443.9)
Payments related to other businesses previously acquired	(0.5)	(50.0)	(51.1)	(55.8)
Proceeds from dispositions, net of expenses paid	—	—	198.7	56.2
Additions to property and equipment, net	(55.2)	(275.5)	(170.4)	(189.5)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(57.5)	(123.7)	(129.7)	(137.9)
Proceeds from the sale of marketable securities	14.1	11.8	45.0	224.5
Dividend received from discontinued operations	—	—	2,500.0	—
Cash retained by Western Union	—	—	(1,327.8)	—
Other investing activities	108.7	(9.5)	202.6	(88.5)

Net cash (used in) provided by investing activities from continuing operations	$(25,883.2)	$(1,137.2)	$979.8	$(634.9)

Merger

As discussed in Note 2 in the accompanying Consolidated Financial Statements, the Company merged with an entity controlled by an affiliate of KKR on September 24, 2007. The $26 billion represents the use of cash to purchase the FDC shares from its shareholders as well as other related transaction costs.

Current Year Acquisitions

The Company finances acquisitions through a combination of internally generated funds, long-term borrowings and equity. The Company believes that its cash flow from operations together with other available sources of funds will be adequate to meet its funding requirements as it relates to future acquisitions. The Company continues to pursue opportunities that strategically fit into the business. Additionally, the Company continues to manage its portfolio of businesses and evaluate the possible divestiture of businesses that do not match its long-term growth objectives.

During 2007, the Company acquired 100% of Size Technologies, Inc., Datawire, Instant Cash, Intelligent Results, FundsXpress, First Data Polska, Check Forte, Deecal International, 56% of the Merchant Solutions joint venture and various merchant portfolios for cash consideration. Also in 2007, the Company purchased the interests in its First Data Government Solutions subsidiary owned by minority interest holders.

During 2006, the Company created a joint venture with Banca Nazionale del Lavora (“BNL”), acquired substantially all of the assets of ClearCheck, Inc. and acquired 100% of FDD, Peace Software, and First Data Cono Sur. The cash outflow associated with the purchase of FDD was nearly offset by the cash inflow from the subsequent sale of its wholly owned subsidiary easycash as discussed in Note 4 of the accompanying Consolidated Financial Statements. The proceeds from the easycash sale were netted against the cash outflow as the sale was an integral and required part of the FDD acquisition.

Acquisitions during 2005 included expenditures made upon the formation of the International Card Services Joint Venture (“ICS”) merchant alliance, the acquisition of EuroProcessing International (“EPI”), First Data Austria (formerly Austrian Payment Systems Services GmbH), First Data International Korea (formerly Korea Mobile Payment Services), the CitiCorp merchant services alliance, and acquisitions of other merchant portfolios.

The Company funded approximately $200 million for acquisitions through February 2008.

Payments Related to Other Businesses Previously Acquired

During 2007, 2006 and 2005, payments related to other businesses previously acquired related mostly to contingent consideration largely associated with a merchant alliance. The Company anticipates making contingent consideration payments of approximately $18 million in 2008 most significantly associated with a merchant alliance. The payments were recognized as a part of purchase accounting and will not result in an increase in assets.

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

	Successor	Predecessor
	Period from September 25 through December 31, 2007	Period from January 1 through September 24, 2007	Year ended December 31,
			2006	2005
Customer contracts	$(34.0)	$(39.2)	$(27.2)	$(42.1)
Conversion costs	(4.4)	(20.9)	(35.4)	(43.1)
Systems development	(18.6)	(55.9)	(65.7)	(52.6)
Other intangible assets	(0.5)	(7.7)	(1.4)	(0.1)

Subtotal	(57.5)	(123.7)	(129.7)	(137.9)
Property and equipment	(55.2)	(275.5)	(170.4)	(189.5)

Total amount capitalized	$(112.7)	$(399.2)	$(300.1)	$(327.4)

The significant increase in the 2007 successor and predecessor periods, compared to 2006 and 2005, in property and equipment related mostly to the purchase of buildings and fixed assets out of synthetic leases triggered by the merger, expenditures related to the U.S. data center consolidation and an increase in contract costs. Capital expenditures are funded through cash flows from operating activities. Capital expenditures are estimated to be approximately $500 million in 2008 including expenditures related to the U.S. data center consolidation. The decrease in capital expenditures from 2005 to 2006 relates largely to decreases in initial payments for customer contracts and purchases of equipment. Amounts capitalized for property and equipment relate to the purchase of electronic data processing equipment, building and improvements and other equipment, including terminals and production equipment, with the largest component being electronic data processing equipment.

Proceeds from the Sale of Marketable Securities

Proceeds from the sale of marketable securities in the 2007 successor period related to $14.1 million from the sale of MasterCard shares. The predecessor period in 2007 included $11.8 million from the partial liquidation of marketable securities. Proceeds from the sale of marketable securities in 2006 included $33.5 million from the partial liquidation of marketable securities acquired in the Concord merger and $10.5 million from the redemption of MasterCard stock. Proceeds from the sale of marketable securities in 2005 included $97.9 million from the sale of CheckFree common stock, $84.1 million from the liquidation of Concord marketable securities acquired in the merger and $42.5 million resulting from the sale and maturity of other investments held by the Company.

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

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Other Investing Activities

The source of cash from other investing activities in the 2007 successor period related most significantly to $49.5 million from activity associated with the Company’s First Financial Bank which was dissolved prior to December 31, 2007, $44.3 million from the sale of strategic investments and a decrease of $34.6 million in regulatory, restricted and escrow cash balances. These sources were partially offset by a use related to $20.2 million in payments for termination of interest rate and cross currency swaps. The use of cash in the 2007 predecessor period related to sources of $75.0 million in distributions from certain strategic investments, proceeds from the sale of merchant portfolios and proceeds from the sale of investments as well as $48.6 million related to activity associated with the Company’s First Financial Bank. Offsetting these sources were uses related to $85.2 million in payments for termination of interest rate and cross currency swaps, a $31.1 million increase in regulatory, restricted and escrow cash balances and the distribution of $27.6 million to a minority holder of proceeds received from the sale of Taxware.

The source of cash for other investing activities in 2006 related to $168.9 million in activity from the date of acquisition for FDD related to a reduction in settlement cash, a $162.2 million reduction in regulatory, restricted and escrow cash balances, $56.2 million of proceeds from the sale of investments and other activity and proceeds of $27.1 million from the sale of corporate aircraft. Partially offsetting these sources were uses related to a contingent payment of $29.9 million related to the 2004 disposition of NYCE (all but $1.6 million of which was accrued at December 31, 2005), a net cash outflow of $32.6 million associated with the sale of a facility related to the Concord merger, $101.6 million in payments related to certain derivative financial instruments, and a use of $47.7 million resulting from the purchase of investments related to the Company’s First Financial Bank and other activity.

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

Cash Flows from Financing Activities from Continuing Operations

	Successor	Predecessor
	Period from September 25 through December 31, 2007	Period from January 1 through September 24, 2007	Year ended December 31,
Source/(use) (in millions)			2006	2005
Short-term borrowings, net	$238.5	$26.3	$176.0	$39.6
Proceeds from issuance of long-term debt	21,245.7	—	—	995.6
Principal payments on long-term debt	(2,033.3)	(126.6)	(2,412.8)	(242.2)
Proceeds from issuance of common stock	7,224.4	187.4	729.8	319.5
Excess tax benefit from share-based payment arrangement	—	219.8	124.2	—
Purchase of treasury shares	—	(371.8)	(1,252.5)	(2,222.7)
Cash dividends	—	(67.7)	(183.6)	(155.0)

Net cash provided by (used in) financing activities from continuing operations	$26,675.3	$(132.6)	$(2,818.9)	$(1,265.2)

Short-Term Borrowings, net

The Company had a $1.5 billion commercial paper program in the predecessor period that was supported by a $1.5 billion revolving credit facility, both of which terminated in conjunction with the merger. The increase in short-term borrowings in the successor period related to a net $60 million drawn down on the senior secured revolving credit facility discussed below as well as timing of net draws on credit lines associated with settlement activity.

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

$1,986.9

In combination with the September debt repurchases, the Company terminated the interest rate swaps associated with these debt instruments. The Company incurred a fee of $6.0 million in connection with this debt repurchase as well as an $11.2 million charge representing the premium for consent from holders to modify terms of the Company’s debt they held.

In December 2007, the Company paid off its medium-term note due in 2008 for $25.6 million.

Payments for capital leases were $14.3 million for the 2007 successor period, $35.0 million for the 2007 predecessor period and $40.4 million and $42.2 million for the twelve months ended December 31, 2006 and 2005, respectively.

In September 2006, the Company paid off senior notes in the amount of $650 million. In November and December 2006, the Company re-purchased approximately $1.7 billion of its long-term debt with proceeds from the spin-off.

In July 2005, the Company’s $200.0 million 6.75% medium-term note reached maturity and the Company repaid the principal balance.

Proceeds from Issuance of Long-Term Debt

On September 24, 2007, the Company entered into several new debt instruments in conjunction with the merger. Details of each instrument are described below. The senior unsecured cash-pay term loan facility, senior unsecured PIK term loan facility and senior subordinated unsecured term loan facility represent bridge financing (the “bridge facilities”). The Company may issue note securities to replace these bridge facilities on or before one year from the transaction date. In October 2007, $2.2 billion of the senior unsecured cash-pay term loan facility was repaid upon issuance of 9.875% senior unsecured cash-pay notes due 2015.

Fees totaling $555.0 million associated with the merger have been capitalized as deferred financing costs and are reported in the “Other assets” line of the Consolidated Balance Sheet. Approximately $112.5 million of fees were incurred and capitalized on the bridge facilities of which $27.5 million was subsequently recovered upon repayment of the $2.2 billion of senior unsecured cash-pay term loan facility. The terms of the bridge facilities provide for the repayment of all or a diminishing portion of the fees, depending upon timing, if the bridge facilities are refinanced in less than a year. Currently only a portion is redeemable (50% of fees paid on bridge facilities are recoverable upon re-financings through May 21, 2008 and 25% recoverable thereafter through September 24, 2008). The Company will incur additional underwriting fees when the bridge facilities are extended into long-term loans, exchanged for notes or refinanced with other third parties (of which $44.0 million was incurred upon issuance of the $2.2 billion of 9.875% senior unsecured cash-pay notes and is included in the $555.0 million balance noted above). The deferred financing costs (other than the $85.0 million which is being amortized over the one year bridge period) are being amortized over the respective terms of the debt instruments.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Senior Secured Revolving Credit Facility and Senior Secured Term Loan Facility

The Company entered into a $2.0 billion senior secured revolving credit facility with a term of six years. The Company drew $200.0 million against the senior secured revolving credit facility at the time of the merger and $60 million was outstanding at December 31, 2007. The Company also entered into a $13.0 billion senior secured term loan facility with a term of seven years. At the merger date, the Company drew $11,775 million in the form of a U.S. dollar denominated loan and $1,000 million in the form of a euro denominated loan (709.2 million euro). The remainder, $225 million, was available in the form of a delayed draw term loan facility in an amount approximately equal to existing notes remaining outstanding after the tender offers described above were completed. The delayed draw term loan facility may be drawn as the remaining notes are repaid (of which approximately $26 million was drawn in December 2007 when existing notes were repaid).

Interest is payable at a rate equal to, at the Company’s option, either (a) LIBOR for deposits in the applicable currency plus an applicable margin or (b) the higher of (1) the prime rate of Credit Suisse and (2) the federal funds effective rate plus 0.50%, plus an applicable margin. The Company, however, made an irrevocable election to pay interest for the senior secured term loan facility solely under option (a). In combination with the debt issuance, the Company designated as accounting hedges two five-year interest rate swaps related to the senior secured term loan facility with notional amounts of $2.0 billion and $1.0 billion to receive interest at variable rates equal to LIBOR and pay interest at fixed rates of 4.978% and 5.2475%, respectively. In addition, the Company entered into interest rate swaps during the successor period with an aggregate notional value of $4.5 billion to receive interest at variable rates equal to LIBOR and pay interest at fixed rates from 3.8665% to 4.924%.

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

The Company is required to pay equal quarterly installments in aggregate annual amounts equal to 1% of the original funded principal amount of the senior secured term loan facility, with the balance being payable on the final maturity date. Principal amounts outstanding under the senior secured revolving credit facility are due and payable in full at maturity. In December 2007, the Company paid approximately $32 million for both the U.S. dollar and euro-denominated term loans related to this provision.

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

Senior Notes

On October 24, 2007, the Company issued $2.2 billion aggregate principal amount of 9.875% senior notes due 2015, the net proceeds of which, together with cash on hand for the underwriting fees paid in connection with such sale, were used to repay $2.2 billion of the senior unsecured cash-pay term loan facility (described below). The senior notes are unsecured and rank senior in right of payment with all of the Company’s existing and future subordinated indebtedness. The senior notes rank equally in right of payment with all of the existing and future senior indebtedness, including under the senior unsecured interim credit facilities. The senior note guarantees are unsecured and rank senior in right of payment to all existing and future subordinated indebtedness of the Company’s guarantor subsidiaries and its senior subordinated unsecured interim credit facility. The senior note guarantees rank equally in right of payment with all existing and future senior indebtedness of the guarantor subsidiaries, including their guarantees under the senior unsecured interim credit facilities.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

The notes accrue interest at the rate of 9.875% per annum and mature on September 24, 2015. Interest on the notes is payable on March 31 and September 30 of each year, commencing on March 31, 2008.

The Company may redeem the notes, in whole or in part, at any time prior to September 30, 2011 at a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest to the redemption date and a “make-whole premium” as defined. Thereafter, the Company may redeem the notes, in whole or in part, at established redemption prices. In addition, on or prior to September 30, 2010, the Company may redeem up to 35% of the notes with the net cash proceeds from certain equity offerings at established redemption prices.

The terms of the senior notes require the Company to file a registration statement with the United States Securities and Exchange Commission (the “SEC”) relating to an offer to exchange the notes and guarantees for publicly tradable notes and guarantees having substantially identical terms within 360 days of the original issue date of the notes. Additionally, the Company is required to use its reasonable best efforts to keep effective the shelf registration statement until the earliest of (i) two years after the original issue date of the notes, (ii) such time as all of the notes have been sold or (iii) the date upon which all notes covered by such shelf registration statement become eligible for resale. If a registration statement is not filed and effective or is not maintained effective as noted above, then additional interest will accrue on the principal amount of the notes at a rate of 0.25% per annum increasing an additional 0.25% per annum after a 90-day period not to exceed 0.5% per annum. Once the registration is effective in accordance with the above requirements such additional interest will cease to accrue. At this time no additional interest has accrued or is expected to be accrued.

Senior Unsecured Cash-pay Term Loan Facility and Senior Unsecured PIK Term Loan Facility

The Company entered into a $3.8 billion senior unsecured cash-pay term loan facility and a $2.8 billion senior unsecured PIK term loan facility with terms of eight years (“senior unsecured term loan facilities”). Interest for the first six-month period is payable at a rate equal to LIBOR plus 3.5% for the cash-pay term loan facility and LIBOR plus 4.5% for the PIK term loan facility. The margins, subject to caps noted below, will increase by an additional 0.50% at the beginning of each three-month period thereafter until September 24, 2008. At that time, margins, subject to caps noted below, will increase by 0.25% at the beginning of each three-month period thereafter for so long as the loans are outstanding. For so long as the Company is not in default, the maximum interest rates the Company may pay related to these facilities are 9.875% for the senior unsecured cash-pay term loan facility and 10.55% for the senior unsecured PIK term loan facility. The increase in interest rates is related to these facilities being bridge facilities and, as discussed above, the Company expects to refinance the borrowings under the bridge facilities. As noted above and in October 2007, $2.2 billion of the senior unsecured cash-pay term loan facility was repaid upon issuance of 9.875% senior unsecured cash-pay notes due 2015.

Interest on the senior unsecured PIK term loan up to and including September 30, 2011 will be paid entirely by increasing the principal amount of the outstanding loan or by issuing senior unsecured PIK debt. Beginning October 1, 2011, such interest will be payable in cash.

If any borrowings under the senior unsecured term loan facilities remain outstanding on the one-year anniversary of the closing of the senior unsecured credit facilities, the lenders will have the option to exchange the initial loans for senior cash-pay notes or senior PIK notes with a term of seven years.

The senior unsecured term loan facilities contain certain mandatory redemption requirements, such as “excess cash flow” as defined, in certain circumstances. Voluntary repayments are allowed and are subject to certain costs.

Senior Subordinated Unsecured Term Loan Facility

The Company entered into a senior subordinated unsecured term loan facility providing senior subordinated unsecured financing of $2.5 billion consisting of a $2.5 billion senior subordinated unsecured term loan facility with a term of nine years. Interest for the first six-month period is payable at a rate equal to LIBOR plus 4.75%. The margin, subject to caps noted below, will increase by an additional 0.50% at the beginning of each three-month period thereafter until September 24, 2008. At that time, the margin, subject to caps noted below, will increase by 0.25% at the beginning of each three-month period thereafter for so long as the loan is outstanding. For so long as the Company is not in default, the maximum interest rate the Company may pay related to this facility is 11.250%. The increase in interest rates is related to this facility being a bridge facility and the Company expects to refinance the borrowings under the bridge facility.

If any borrowings under the senior subordinated unsecured term loan facility remain outstanding on the one-year anniversary of the closing of the senior subordinated unsecured term loan facility, the lenders will have the option to exchange the initial subordinated loan for senior subordinated notes with a term of eight years that the Company will issue under a senior subordinated indenture.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

The senior subordinated unsecured credit facility contains certain mandatory redemption requirements. Voluntary repayments are allowed and are subject to certain costs.

Guarantees and Covenants

All obligations under the senior secured revolving credit facility and senior secured term loan facility are unconditionally guaranteed by substantially all existing and future, direct and indirect, wholly owned, material domestic subsidiaries of the Company other than Integrated Payment Systems Inc. The senior secured facilities contain a number of covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, create liens, enter into sale and leaseback transactions, engage in mergers or consolidations, sell or transfer assets, pay dividends and distributions or repurchase the Company’s capital stock, make investments, loans or advances, prepay certain indebtedness, make certain acquisitions, engage in certain transactions with affiliates, amend material agreements governing certain indebtedness and change its lines of business. The senior secured facilities also require the Company to maintain a maximum senior secured leverage ratio and contain certain customary affirmative covenants and events of default, including a change of control beginning at the one year anniversary of debt issuance. The Company is in compliance with all applicable covenants as of December 31, 2007.

All obligations under the senior notes, senior unsecured term loan facilities and senior subordinated unsecured term loan facility are similarly guaranteed on a subordinated basis in accordance with their terms by each of the Company’s domestic subsidiaries that guarantee obligations under the Company’s senior secured term loan facility described above. These notes and facilities also contain a number of covenants similar to those described for the senior secured term loan facility noted above. The Company is in compliance with all applicable covenants as of December 31, 2007.

Covenant Compliance

Under the credit and term loan facilities and the associated indentures, certain limitations, restrictions and defaults could occur if the Company is not able to satisfy and remain in compliance with specified financial ratios. Under the senior secured term loan facility, the Company has agreed it will not permit the Consolidated Senior Secured Debt to Consolidated EBITDA (both as defined in the agreement) Ratio for any 12 month period (last four fiscal quarters) ending during a period set forth below to be greater than the ratio set forth below opposite such period:

Period	Ratio
October 1, 2008 to September 30, 2009	7.25 to 1.00
October 1, 2009 to September 30, 2010	7.00 to 1.00
October 1, 2010 to September 30, 2011	6.75 to 1.00
October 1, 2011 to September 30, 2012	6.50 to 1.00
October 1, 2012 to September 30, 2013	6.25 to 1.00
Thereafter	6.00 to 1.00

Until October 1, 2008, if the Company doesn’t maintain a Consolidated Total Debt to Consolidated EBITDA (both as defined in the agreement) Ratio not greater than 8.75 to 1.00, it shall become subject to certain limitations and restrictions. As of December 31, 2007 the Company is in compliance with this measure.

Consolidated EBITDA (as defined in the agreements) is used to determine the Company’s compliance with certain covenants in the senior secured revolving credit facility, senior secured term loan facility, senior unsecured cash-pay term loan facility, senior unsecured PIK term loan facility, senior subordinated unsecured term loan facility and one or more indentures related thereto. EBITDA is calculated by reference to income (loss) from continuing operations plus interest and other financing costs, net, provision for income taxes, and depreciation and amortization. Consolidated EBITDA as defined in the agreements (also referred to as debt covenant EBITDA) is calculated by adjusting EBITDA to exclude unusual items and other adjustments permitted in calculating covenant compliance under the indentures and the credit facilities. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Consolidated EBITDA are appropriate to provide additional information to investors to demonstrate compliance with our financing covenants.

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

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

The calculation of Consolidated EBITDA under the senior secured term loan facility is as follows (in millions):

		Successor	Predecessor
	Last Twelve Months December 31, 2007	Period from September 25 through December 31, 2007	Period from January 1 through September 24, 2007	Twelve months ended December 31, 2006

Income (loss) from continuing operations	$162.5	$(301.9)	$464.4	$847.7
Interest expense, net (1)	639.6	566.8	72.8	192.5
Income tax (benefit) expense	(50.3)	(176.1)	125.8	203.7
Depreciation and amortization	967.4	427.2	540.2	700.8

EBITDA (15)	1,719.2	516.0	1,203.2	1,944.7

Stock based compensation (2)	267.0	—	267.0	66.5
Other items (3)	62.6	56.0	6.6	(46.0)
Debt repayment (4)	15.8	17.2	(1.4)	30.8
Pretax equivalency adjustment (5)	231.4	55.7	175.7	245.8
Official check and money order EBITDA (6)	(53.3)	(20.4)	(32.9)	(22.7)
Cost of data center, technology and other savings initiatives (7)	81.0	31.2	49.8	7.4
Western Union spin-off costs (8)	—	—	—	20.3
Transaction related fees	72.6	2.9	69.7	—
Purchase accounting (9)	35.3	35.3	—	—
Sponsor’s annual management fee	5.3	5.3	—	—
Pre-acquisition EBITDA of acquired businesses (10)	21.7	0.1	21.6	71.1

Adjusted EBITDA excluding projected near-term cost savings (15)	2,458.6	699.3	1,759.3	2,317.9

Projected near-term cost savings (11)	200.0	53.3	146.7	—

Adjusted EBITDA (15)	2,658.6	752.6	1,906.0	$2,317.9

Minority interest (12)	146.9	39.4	107.5
Equity entities taxes, depreciation and amortization (13)	85.0	25.0	60.0
Other (14)	13.9	1.5	12.4

Consolidated EBITDA (15)	$2,904.4	$818.5	$2,085.9

(1)	Includes interest expense and interest income.
(2)	Stock based compensation recognized as expense and related payroll taxes.
(3)	Other items include net restructuring, impairments, litigation and regulatory settlements, investment gains and losses, net divestiture gains, foreign exchange gains and losses (operating and non-operating), minority interest adjustments pertaining to other items, and other.
(4)	Loss or net gain resulting from the early repayment of long-term debt.
(5)	Represents an adjustment to reflect Integrated Payment Systems segment operating results as if the underlying investments were held in taxable securities rather than the tax-exempt variable rate demand notes in which they were actually held through 2007.
(6)	Represents an adjustment to exclude the official check and money order business from EBITDA due to the Company’s announcement to wind down these businesses. Predecessor period amounts have been adjusted to conform with current period presentation.
(7)	Represents implementation costs associated with initiatives to reduce operating expenses including platform and data center consolidation initiatives in the First Data International segment, expense related to the reorganization of global application development resources, expense associated with domestic data center consolidation initiatives and “100 day plan” workforce reduction expenses, all of which are considered one-time projects.
(8)	Represents consulting fees expensed during 2006 related to the Western Union spin-off which occurred on September 29, 2006.
(9)	Represents the effect of purchase accounting on EBITDA which is primarily the result of revenue recognition adjustments.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

(10)	Reflects the EBITDA of companies acquired after January 1, 2006 through December 31, 2007, as if these companies had been acquired on January 1, 2006. The amount for the 2007 predecessor period and 2006 was adjusted to include fourth quarter 2007 acquisitions.
(11)	Reflects cost savings projected to be achieved within twelve months (the majority of which, at this time, are associated with certain corporate overhead and operational business unit cost reduction efforts).
(12)	Reflects minority interest not already accounted for in Other items above.
(13)	Represents the Company’s proportional share of income taxes, depreciation, and amortization on equity method investments.
(14)	Includes non-capitalized merger and acquisition costs, losses on equity method investments, and amortization of unrecognized actuarial gains and losses on pensions.
(15)	EBITDA is defined as income (loss) from continuing operations plus net interest expense, income taxes, depreciation and amortization. EBITDA is not a recognized term under GAAP and does not purport to be an alternative to income from continuing operations as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA is not intended to be a measure of free cash flow available for management’s discretionary use as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. The presentation of EBITDA has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of the Company’s results as reported under GAAP. Management believes EBITDA is helpful in highlighting trends because EBITDA excludes the results of decisions that are outside the control of operating management and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. In addition, EBITDA provides more comparability between the Company’s predecessor results and the Company’s successor results that reflect purchase accounting and the Company’s new capital structure. Management compensates for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone.

Adjusted EBITDA excluding projected near term cost savings is defined as EBITDA further adjusted to exclude certain items and other adjustments and is used by management as a measure of liquidity. The Company believes that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA excluding near term cost savings are appropriate to provide additional information to investors about certain material non-cash items, non-recurring items that we do not expect to continue at the same level in the future and certain items management believes will materially impact future operating results.

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

Proceeds from Issuance of Common Stock

Proceeds from the issuance of common stock result from stock option exercises and purchases under the Company’s ESPP during the 2007 predecessor period. Proceeds in the 2007 successor period represent equity funding from Holdings related to the merger.

On September 24, 2007, Holdings sold $1.0 billion aggregate principal amount of 11.5% senior PIK notes due 2016 to GS Mezzanine Partners VI Fund, L.P. and the Goldman Sachs Group, Inc. This $1.0 billion, net of fees, was the source of funds for a portion of Holdings’ investment in FDC. No cash interest will accrue on these notes. Interest on the notes will be paid by increasing the principal amount of the notes. Holdings’ senior PIK notes are unsecured and neither FDC nor its subsidiaries provide credit support for Holdings’ obligations under the notes. As a result, the senior PIK notes of Holdings are not indebtedness of FDC or its subsidiaries. However, the senior PIK notes contain a number of covenants that, among other things, restrict, subject to certain exceptions, FDC’s ability to:

•	incur additional indebtedness;

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

•	engage in mergers or consolidations;

•	sell or transfer assets and subsidiary stock;

•	pay dividends and distributions or repurchase its capital stock;

•	make certain investments, loans or advances;

•	prepay certain indebtedness;

•	enter into agreements that restrict the payment of dividends by subsidiaries or the repayment of intercompany loans and advances; and

•	engage in certain transactions with affiliates.

Excess Tax Benefit from Share-based Payment Arrangements

The excess tax benefit from share-based payment arrangements is discussed in the “Cash Flows from Operating Activities from Continuing Operations” section above.

Purchase of Treasury Shares

The following table presents stock repurchase programs authorized by the Board of Directors that were utilized during the year ended December 31, 2005 through the predecessor period ended September 24, 2007, disclosing total shares purchased under each program during the respective periods and the associated cost (in millions):

	Predecessor
	Period from January 1 through September 24, 2007		Year ended December 31,
			2006		2005
	Treasury Shares	Cost	Treasury Shares	Cost	Treasury Shares	Cost
Share repurchase programs:
$1.5 billion, authorized October 2004	—	—	—	—	22.2	$905.8
$2.0 billion, authorized February 2005	—	—	13.1	$325.8	20.2	807.8

	—	—	13.1	$325.8	42.4	$1,713.6
Treasury stock purchases related to employee benefit plans	11.2	$335.3	22.4	961.1	11.3	461.4

Total stock repurchases	11.2	$335.3	35.5	$1,286.9	53.7	$2,175.0

The decrease in shares purchased in 2007 compared to 2006 was a result of a significant number of stock option exercises during the first quarter 2006. The difference between the cost of shares repurchased noted in the table above and the amount reflected in the Consolidated Statements of Cash Flows is due to timing of trade settlements.

Cash Dividends

The decrease in cash dividends in 2007 predecessor period compared to 2006 was due to the Company decreasing its quarterly dividend from $0.06 per share to $0.03 per share for common stockholders of record subsequent to the Western Union spin-off. The Company has not paid a cash dividend since the merger and has no current intention to pay such a dividend.

The increase in dividends paid in 2006 compared to 2005 was due to the Company increasing its quarterly dividend from $0.02 per common share in 2004 to $0.06 per common share for common stockholders of record as of April 1, 2005.

Letters of Credit

The Company had $37.4 million in outstanding letters of credit at December 31, 2007, of which nearly all expire in 2008 with a one-year renewal option. The letters of credit are held in connection with certain business combinations, lease arrangements and bankcard association agreements. The Company expects to renew the letters of credit prior to expiration.

The Company has lines of credit associated with First Data Deutschland which totaled approximately 160 million euro, or approximately $232 million, as of December 31, 2007. The Company had the full amount outstanding against these lines of credit as of December 31, 2007 and $89.6 million outstanding as of December 31, 2006.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

The Company also has lines of credit associated with Cashcard Australia, Ltd. (“Cashcard”) which are periodically used to fund ATM settlement activity. As of December 31, 2007, the lines of credit totaled approximately 162 million Australian dollars, or approximately $142 million. The Company had $54.6 million outstanding against these lines of credit as of December 31, 2007. There were no amounts outstanding against these lines of credit as of December 31, 2006.

The Company has two credit facilities associated with First Data Polska which are periodically used to fund settlement activity. As of December 31, 2007, the facilities totaled approximately 210 million Polish zloty, or approximately $84 million. The Company had an immaterial amount outstanding against these facilities as of December 31, 2007.

Significant non-cash Transactions

Significant non-cash transactions during the 2007 predecessor period included the grant of approximately 3.7 million shares of restricted stock to certain employees. During the 2007 successor period, the Company increased the principal amount of its senior unsecured PIK term loan facility by $67.5 million resulting from interest expense. As discussed above, interest on this facility is paid entirely by increasing the principal amount of the outstanding loan.

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

As an integral part of FDC’s official check business, FDC receives funds from instruments sold in advance of settlement with payment recipients. These funds (referred to as “settlement assets” on FDC’s Consolidated Balance Sheets) are not utilized to support the Company’s operations; however, the Company does have the opportunity to earn income from investing these funds. The Company maintains a portion of its settlement assets in short term investments (classified as cash equivalents within settlement assets) to fund settlement obligations.

Off-Balance Sheet Arrangements

Other than facility and equipment leasing arrangements, the Company did not engage in off-balance sheet financing activities. Prior to the merger, the Company had several synthetic operating lease arrangements. On September 20, 2007, the Company purchased the buildings and equipment under its synthetic operating lease arrangements as contractually required due to change in control provisions contained in the agreements. In 2006, the Company purchased one of the buildings under its synthetic operating lease arrangements and contributed it to Western Union as part of the spin-off. The Company also purchased the Memphis facility under the synthetic lease and sold it to a third party for less than the liability assumed in the Concord merger. Rent expense related to synthetic operating leases was $4.7 million for the predecessor period from January 1 through September 24, 2007 and $9.0 million and $6.3 million for the years ended December 31, 2006 and 2005, respectively.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Contractual Obligations

The Company’s contractual obligations as of December 31, 2007 are as follows (in millions):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Debt	$22,409.7	$570.7	$290.6	$290.9	$21,257.5
Capital lease obligations	164.1	49.6	42.3	7.8	64.4
Operating leases	216.5	62.2	93.4	48.7	12.2
Pension plan contributions (a)	40.0	40.0	—	—	—
Purchase obligations (b):
Technology and telecommunications (c)	549.0	349.7	152.8	46.5	—
All other (d)	693.8	356.8	172.8	104.6	59.6
Other long-term liabilities	62.9	29.0	32.1	0.8	1.0

	$24,136.0	$1,458.0	$784.0	$499.3	$21,394.7

(a)	The amount of pension plan contributions depends upon various factors that cannot be accurately estimated beyond a one-year time frame.
(b)	Many of the Company’s contracts contain clauses that allow the Company to terminate the contract with notice, and with or without a termination penalty. Termination penalties are generally an amount less than the original obligation. Certain contracts also have an automatic renewal clause if the Company does not provide written notification of its intent to terminate the contract. Obligations under certain contracts are usage-based and are, therefore, estimated in the above amounts. Historically, the Company has not had any significant defaults of its contractual obligations or incurred significant penalties for termination of its contractual obligations.
(c)	Technology and telecommunications includes obligations related to hardware purchases, software licenses, hardware and software maintenance and support, technical consulting services and telecommunications services.
(d)	Other includes obligations related to materials, data, non-technical contract services, facility security, investor management fees, maintenance and marketing promotions.

The Company adopted Financial Account Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109,” in January 2007. At December 31, 2007 the Company had approximately $518 million of tax contingencies included in income taxes payable, including approximately $133 million of income tax liabilities for which Western Union is required to indemnify the Company. Approximately $155 million of the balance was reclassified from deferred tax liabilities to income taxes payable. Both income taxes payable and deferred tax liabilities are included in the “Accounts payable and other liabilities” line of the Consolidated Balance Sheets. Timing of tax payments is dependent upon various factors which cannot be reasonably estimated at this time.

Critical Accounting Policies

Stock-Based Compensation

Upon the September 24, 2007 close of the merger, the vesting of FDC stock options, restricted stock awards and restricted stock units (including Western Union stock options, restricted stock awards and restricted stock units held by FDC personnel) was accelerated and the associated expense recorded in the predecessor financial statements. These stock-based compensation plans were terminated at that time. The Company has established a stock incentive plan for certain management employees of FDC and its affiliates (“stock plan”). This stock plan is at the Holdings level which owns 100% of FDC’s equity interests. The stock plan provides the opportunity for certain management employees to purchase shares in Holdings and then receive a number of stock options or restricted stock based on a multiple of their investment in such shares. The expense associated with this plan will be recorded by FDC. FDC will use the Black-Scholes option pricing model to measure the fair value of equity-based awards granted to management. Option-pricing models require estimates of a number of key valuation inputs including expected volatility, expected dividend yield, expected term and risk-free interest rate. Certain of these inputs may become more subjective than in previous periods due to FDC being privately held and thus not having objective historical or public information. The most subjective inputs will be the expected term, expected volatility and determination of share value. The expected term will be determined using probability weighted expectations and expected volatility will be determined using a selected group of guideline companies as surrogates for FDC.

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

	Successor	Predecessor
Year ended December 31,	2007	2006
Cash and cash equivalents collateral	$888.8	$893.1
Collateral in the form of letters of credit	302.6	256.7

Total collateral	$1,191.4	$1,149.8

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

	Successor	Predecessor
	Period from September 25 through December 31, 2007	Period from January 1 through September 24, 2007	Year ended December 31,
			2006	2005
FDC and consolidated and unconsolidated alliances credit losses (in millions)	$14.7	$34.9	$36.3	$42.6
FDC and consolidated alliances credit losses (in millions)	$12.7	$29.1	$26.6	$28.7
Total dollar volume processed (in billions)	$443.0	$1,101.5	$1,372.6	$1,171.3

The reserve recorded on the Company’s Consolidated Balance Sheets only relates to the business conducted by its consolidated subsidiaries. The reserve for unconsolidated alliances is recorded only in the alliances’ respective financial statements. The Company has not recorded any reserve for estimated losses in excess of reserves recorded by the unconsolidated alliances nor has the Company identified needs to do so. At December 31, 2007 and 2006, the Company and its consolidated and unconsolidated alliances had aggregate merchant credit loss reserves of $35.6 million and $33.1 million, respectively. The amount of the reserves attributable to entities consolidated by the Company was $24.1 million and $20.5 million at December 31, 2007 and 2006, respectively. The Company believes the recorded reserve approximates the fair value of the contingent obligation.

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

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

The majority of the TeleCheck business involves the guarantee of checks received by merchants. If the check is returned, TeleCheck is required to purchase the check from the merchant at its face value and pursue collection from the check writer. A provision for estimated check returns, net of anticipated recoveries, is recorded at the transaction inception based on recent history. At December 31, 2007 and 2006, the Company had accrued warranty balances of $16.4 million and $18.1 million, and accrued recovery balances of $38.1 million and $37.4 million, respectively. Accrued warranties are included in “Accounts payable and other liabilities” and accrued recoveries are included in “Accounts receivable” in the Consolidated Balance Sheets.

The Company establishes an incremental liability (and deferred revenue) for the fair value of the check guarantee. The liability is relieved and revenue is recognized when the check clears, is presented to TeleCheck, or the guarantee period expires. The majority of the guarantees are settled within 30 days. The incremental liability was approximately $2.4 million and $2.7 million at December 31, 2007 and 2006, respectively.

The following table details the check guarantees of TeleCheck for the successor period from September 25, 2007 through December 31, 2007, the predecessor period from January 1, 2007 through September 24, 2007 and the years ended December 31, 2006 and 2005.

	Successor	Predecessor
	Period from September 25 through December 31, 2007	Period from January 1 through September 24, 2007	Year ended December 31,
			2006	2005
Aggregate face value of guaranteed checks (in billions)	$12.7	$30.4	$25.7	$23.2
Aggregate amount of checks presented for warranty (in millions)	$128.2	$303.6	$295.1	$262.8
Warranty losses net of recoveries (in millions)	$35.8	$80.0	$73.9	$62.9

The maximum potential future payments under the guarantees were estimated by the Company to be approximately $1.6 billion at December 31, 2007.

Derivative Financial Instruments

From time to time, the Company uses derivative instruments to mitigate (i) cash flow risks with respect to changes in interest rates (forecasted interest payments on variable rate debt), foreign currency rates (forecasted transactions denominated in foreign currency) and market price risk related to an equity security, and (ii) to protect the initial net investment in certain foreign subsidiaries and/or affiliates with respect to changes in foreign currency rates. As required, such instruments are recognized in the Company’s Consolidated Balance Sheets at their fair value. Not all of these derivatives qualify for hedge accounting. Although certain transactions do not qualify for hedge accounting, they are entered into for economic hedging purposes and are not considered speculative. The Company does not believe that its derivative financial instruments expose it to more than a nominal amount of credit risk, as the counterparties are established, well-capitalized financial institutions.

The estimated fair value of derivative financial instruments is modeled in Bloomberg software using the Bloomberg reported market data based on mid-market prices and the actual terms of the derivative contracts. While the Company believes its estimates result in a reasonable reflection of the fair value of these instruments, the estimated values may not be representative of actual values that could have been realized as of December 31, 2007 or that will be realized in the future.

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

The following table discloses capitalized expenditures related to customer contracts, conversion costs and software (in millions).

	Successor	Predecessor
	Period from September 25 through December 31, 2007	Period from January 1 through September 24, 2007	Year ended December 31,
			2006	2005
Customer relationships	$(34.0)	$(39.2)	$(27.2)	$(42.1)
Conversion costs	(4.4)	(20.9)	(35.4)	(43.1)
Software	(18.6)	(55.9)	(65.7)	(52.6)

As a result of the merger, asset balances were adjusted through purchase accounting to their estimated fair value. The Company tests certain identifiable intangible assets on an annual basis and the remainder upon an indicator of impairment. The tests of impairment include various assumptions including the use of projections of future cash flows and discount rates.

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

The Company maintains various other investments many of which are classified as available-for-sale and carried at fair market value of $43.6 million and $92.7 million at December 31, 2007 and 2006, respectively. The Company also has investments in non-marketable equity securities and other investments that are carried at cost of $27.5 million and $34.8 million at December 31, 2007 and 2006, respectively. These investments are reflected in “Other assets” on the Consolidated Balance Sheets. Gains and losses upon sale or impairment of investment are classified within the “Other income (expense)” caption in the Consolidated Statements of Income.

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

The investments held by the Company in investment funds managed by a member of its Board of Directors prior to the merger are no longer a related party transaction since subsequent to the merger this individual is not affiliated with FDC. Subsequent to the merger, certain members of the Company’s new Board of Directors are affiliated with KKR.

In connection with the consummation of the merger, First Data entered into a management agreement with affiliates of KKR pursuant to which such entities or their affiliates will provide management services to the Company. Pursuant to such agreement, the Company will pay an aggregate annual management fee of $20 million, which amount is expected to increase annually by 5% beginning in October 2008, and will reimburse out-of-pocket expenses incurred in connection with the provision of services pursuant to the agreement. In addition and pursuant to such agreement, the Company paid aggregate transaction fees of approximately $260 million in connection with services provided by such entities in connection with the merger. The agreement also provides that the Company will pay fees in connection with certain subsequent financing, acquisition, disposition and change of control transactions, as well as a termination fee based on the net present value of future payment obligations under the management agreement, in the event of an initial public offering or under certain other circumstances. The agreement also includes customary exculpation and indemnification provisions in favor of KKR and its affiliates.

Income Taxes

The determination of the Company’s provision for income taxes requires management’s judgment in the use of estimates and the interpretation and application of complex tax laws. Judgment is also required in assessing the timing and amounts of deductible and taxable items. The Company believes its tax return positions are fully supportable; however, the Company establishes contingency reserves for material tax exposures relating to deductions, transactions and other matters involving some uncertainty as to the proper tax treatment of the item. Issues raised by a tax authority may be finally resolved at an amount different than the related reserve. When facts and circumstances change (including a resolution of an issue or statute of limitations expiration), these reserves are adjusted through the provision for income taxes in the period of change. As the result of the additional interest and amortization expenses that the Company incurs due to the merger, the Company is currently in a net loss position. Judgment will be required to determine whether or not some portion or all of the deferred tax assets will not be realized. To the extent the Company determines that it will not realize the benefit of some or all of its deferred tax assets, then these deferred tax assets will be adjusted through the Company’s provision for income taxes in the period in which this determination is made.

Goodwill

Due to the merger, the Company recorded all assets and liabilities at their estimated fair value on the acquisition date. This has resulted in a significant amount of goodwill due to purchase accounting. Goodwill represents the excess of cost over the fair value of net assets acquired, including identifiable intangible assets, and will be allocated to reporting units upon finalization of the intangible valuation being completed due to the merger. The Company’s reporting units are businesses one level below the operating segment level for which discrete financial information is prepared and regularly reviewed by management.

The Company tests goodwill annually for impairment, as well as upon an indicator of impairment, using a fair value approach at the reporting unit level. If it is determined that the fair value of the reporting unit is less than its carrying value, an impairment charge of the reporting unit’s goodwill would be recognized which could have a material adverse effect on the Company’s financial results.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

The estimate of fair value requires various assumptions including the use of projections of future cash flows and discount rates that reflect the risks associated with achieving the future cash flows. Changes in the underlying business could affect these estimates, which in turn could affect the fair value of the reporting unit.

Due to the valuation of the Company’s intangible assets associated with the merger, it was determined an annual goodwill impairment test was not needed for 2007. The Company’s annual goodwill impairment test did not identify any impairments in 2006 and 2005; however, there was an impairment in goodwill that was triggered by the changes in strategic direction of specific businesses made in 2007 and 2005 as discussed in Note 3.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a fair value hierarchy to be used in generally accepted accounting principles and expands disclosures about fair value measurements. Although this statement does not require any new fair value measurements, in certain cases, its application will change current practice. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007 as it relates to fair value measurements of financial assets and liabilities and for fiscal years beginning after November 15, 2008 for certain non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Effective January 1, 2008, the Company will adopt SFAS No. 157 for all financial assets and liabilities. The effect of adopting this standard is expected to reduce the Company’s derivative liabilities by approximately $13 million as of the date of adoption. The majority of this amount relates to derivatives that have been designated as cash flow hedges for accounting purposes and, accordingly, the impact will be recorded as a reduction of the unrealized losses in “Other comprehensive income” to the extent the hedges are effective. The amount of adjustment related to derivatives not designated as accounting hedges is immaterial and will be reflected as a gain in the “Other income (expense)” line item in the Consolidated Statements of Income upon adoption. The Company is currently evaluating the January 1, 2009 impact of adopting the new statement on fair value measurements for non-financial assets and non-financial liabilities.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement requires a company to recognize the funded status of a benefit plan as an asset or a liability in its statement of financial position. In addition, a company is required to measure plan assets and benefit obligations as of the date of its fiscal year-end statement of financial position. The Company adopted the recognition provisions and disclosure requirements as of December 31, 2006. As a result of the merger, the Company measured the benefit plan assets and obligations as of the merger date and allocated purchase price to each plan equal to its funded status. Additionally, for its new basis of accounting, the Company elected December 31 as the measurement date for its plans. As such, the measurement date provisions of SFAS No. 158 have no impact on the Company’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” This Statement permits entities to measure many financial instruments and certain other items at fair value. This election is made on an instrument-by-instrument basis and is irrevocable. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement is effective for fiscal years beginning after November 15, 2007. The Company did not elect the fair value option for any of its existing financial assets and liabilities.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” The new standard will significantly change the financial accounting and reporting of business combination transactions in the consolidated financial statements. It will require an acquirer to recognize, at the acquisition date, the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their full fair values as of that date. In a business combination achieved in stages (step acquisitions), the acquirer will be required to remeasure its previously held equity interest in the acquiree at its acquisition-date fair value and recognize the resulting gain or loss in earnings. The acquisition-related transaction and restructuring costs will no longer be included as part of the capitalized cost of the acquired entity but will be required to be accounted for separately in accordance with applicable generally accepted accounting principles in the U.S. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements.” The statement clarifies the definition of a non-controlling (or minority) interest and requires that non-controlling interests in subsidiaries be reported as a component of equity in the consolidated statement of financial position and requires that earnings attributed to the

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

non-controlling interests be reported as part of consolidated earnings and not as a separate component of income or expense. However, it will also require expanded disclosures of the attribution of consolidated earnings to the controlling and non-controlling interests on the face of the consolidated income statement. SFAS No. 160 will require that changes in a parent’s controlling ownership interest, that do not result in a loss of control of the subsidiary, are accounted for as equity transactions among shareholders in the consolidated entity therefore resulting in no gain or loss recognition in the income statement. Only when a subsidiary is deconsolidated will a parent recognize a gain or loss in net income. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, and will be applied prospectively except for the presentation and disclosure requirements that will be applied retrospectively for all periods presented. The Company is currently evaluating the impact of SFAS No. 160 to its financial position and results of operations.

Forward-Looking Statements

Certain matters the Company discusses in this Annual Report on Form 10-K and in other public statements may constitute forward-looking statements. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions which concern the Company’s strategy, plans, projections or intentions. All statements the Company makes relating to revenue, EBITDA, earnings, margins, growth rates and other financial results for future periods are forward-looking statements. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties which could cause actual events or results to differ materially from those projected. Important factors upon which the Company’s forward-looking statements are premised include:

(a) no adverse impact on the Company’s business as a result of its high degree of leverage;

(b) timely, successful and cost-effective consolidation of the Company’s processing platforms and data centers;

(c) continued growth at rates approximating recent levels for card-based payment transactions and other product markets;

(d) successful conversions under service contracts with major clients;

(e) successful and timely integration of significant businesses and technologies acquired by the Company and realization of anticipated synergies;

(f) timely, successful and cost-effective implementation of processing systems to provide new products, improved functionality and increased efficiencies;

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

(n) continuation of the existing interest rate environment so as to avoid unanticipated increases in interest on the Company’s borrowings;

(o) no unanticipated developments relating to previously disclosed lawsuits, investigations or similar matters;

(p) no catastrophic events that could impact the Company’s or its major customer’s operating facilities, communication systems and technology or that has a material negative impact on current economic conditions or levels of consumer spending;

(q) no material breach of security of any of the Company’s systems; and

(r) successfully managing the potential both for patent protection and patent liability in the context of rapidly developing legal framework for expansive software patent protection.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Variations from these assumptions or failure to achieve these objectives could cause actual results to differ from those projected in the forward-looking statements. The Company assumes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events, or changes to projections over time. Due to the uncertainties inherent in forward-looking statements, readers are urged not to place undue reliance on these statements.

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

In February 2007, the Company announced its intent to gradually exit the official check and money order businesses. The Company expects the wind-down of the majority of the business to take place in 2008. As of December 31, 2007, a majority of the long-term instruments held earlier in the year associated with these businesses had been converted into instruments of shorter duration. In conjunction with the repositioning of the portfolio, the Company terminated the associated interest rate swaps.

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

The Company’s interest rate-sensitive liabilities are its debt instruments. On September 24, 2007, the Company was acquired through a merger with an entity controlled by an affiliate of Kohlberg Kravis Roberts & Co. (“KKR”). The merger has had a material impact on the Company’s interest rate risk due to newly issued variable rate debt and associated interest rate swaps. As of December 31, 2007, the Company had approximately $20 billion of variable rate debt and had swapped $7.5 billion of this variable rate debt to fixed. Of the $20 billion in variable rate debt, approximately $1 billion is euro denominated. The Company may refinance up to approximately $7 billion of the variable rate debt with fixed rate debt on or before one year from the transaction date.

The Company cannot perform a meaningful sensitivity analysis comparing a change in interest rates to prior year balances due to the significant change in its capital structure. Using the December 31, 2007 balances, a 10% proportionate increase in short-term interest rates on an annualized basis compared to the interest rates at December 31, 2007 and a corresponding and parallel shift in the remainder of the yield curve, would result in a decrease to pretax income of approximately $33 million. The majority of this decrease relates to a $60 million decrease (based on the 10% increase noted above which equates to approximately 50 basis point increase in interest rates) that primarily relates to the Company’s balance of variable interest rate debt, net of interest rate swaps, at December 31, 2007. Partially offsetting this decrease is a $27 million increase (based on the 10% increase noted above which equates to a 39 basis point increase in the interest rates) associated with operating cash balances, settlement related cash balances, expected investment positions, and commissions paid to selling agents. Conversely, a corresponding decrease in interest rates would result in a comparable increase to pretax earnings. Actual interest rates could change significantly more than 10%. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that interest rate movements are linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

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

After consideration of changes in intent associated with the merger, a hypothetical uniform 10% weakening in the value of the U.S. dollar relative to all the currencies in which the Company’s revenues and profits are denominated would result in a decrease to pretax income of approximately $59 million. The majority of the decrease results from a $104 million decrease related to a euro denominated term loan held by the Company. This decrease is partially offset by a $33 million increase related to foreign exchange on intercompany loans and a $12 million increase related to foreign exchange on foreign currency earnings, assuming consistent operating results as the preceding twelve months from December 31, 2007. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that foreign exchange rate movements are linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

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

FIRST DATA CORPORATION

INDEX TO FINANCIAL STATEMENTS

COVERED BY REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

(Item 15(a))

First Data Corporation and Subsidiaries:
Consolidated Financial Statements:
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	84
Consolidated Statements of Income for the successor period from September 25, 2007 through December 31, 2007, and for the predecessor periods from January 1, 2007 through September 24, 2007 and the years ended December 31, 2006 and 2005	85
Consolidated Balance Sheets at December 31, 2007 (successor) and 2006 (predecessor)	86
Consolidated Statements of Cash Flows for the successor period from September 25, 2007 through December 31, 2007, and for the predecessor periods from January 1, 2007 through September 24, 2007 and the years ended December 31, 2006 and 2005	87
Consolidated Statements of Stockholders’ Equity for the successor period from September 25, 2007 through December 31, 2007, and for the predecessor periods from January 1, 2007 through September 24, 2007 and the years ended December 31, 2006 and 2005	88
Notes to Consolidated Financial Statements	89
Schedules:
Schedule II—Valuation and Qualifying Accounts	145

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of First Data Corporation

We have audited the accompanying consolidated balance sheet of First Data Corporation as of December 31, 2006, and the related consolidated statements of income, cash flows and stockholders’ equity for the period from January 1, 2007 through September 24, 2007 and for each of the two years in the period ended December 31, 2006 (predecessor period) and the consolidated balance sheet of First Data Corporation as of December 31, 2007, and the related consolidated statements of income, cash flows and stockholders’ equity for the period from September 25, 2007 through December 31, 2007 (successor period) (collectively consolidated financial statements). Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Data Corporation at December 31, 2006, and the consolidated results of its operations and cash flows for the period from January 1, 2007 through September 24, 2007 and for each of the two years in the period ended December 31, 2006 (predecessor period) and the consolidated financial position of First Data Corporation as of December 31, 2007, and the consolidated results of its operations and cash flows for the period from September 25, 2007 through December 31, 2007 (successor period), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 9 to the consolidated financial statements on January 1, 2007, First Data Corporation changed its method for accounting for Uncertainty in Income Taxes in accordance with Financial Accounting Standards Board Interpretation No. 48. As discussed in Note 1 to the consolidated financial statements on January 1, 2006, First Data Corporation changed its method for accounting for Share-Based Payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) and on December 31, 2006 its method of accounting for postretirement benefit plans in accordance with Statement of Financial Accounting Standards No. 158.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Data Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado
March 12, 2008

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Successor	Predecessor
	Period from September 25 through December 31, 2007 (a)	Period from January 1 through September 24, 2007	Year ended December 31,
			2006	2005
(in millions)
Revenues (b):
Transaction and processing service fees:
Merchant services (c)	$808.4	$2,063.5	$2,675.6	$2,398.4
Check services	110.5	293.2	334.5	328.6
Card services	531.2	1,342.9	1,682.8	1,594.7
Other services	103.2	266.3	344.7	337.2
Investment income, net	(8.2)	(66.9)	(128.6)	(33.6)
Product sales and other	223.0	616.4	699.8	617.4
Reimbursable debit network fees, postage and other	510.4	1,257.5	1,467.6	1,283.4

	2,278.5	5,772.9	7,076.4	6,526.1

Expenses:
Cost of services	1,142.4	2,632.0	3,064.9	2,858.7
Cost of products sold	92.0	230.4	300.9	271.7
Selling, general and administrative	378.9	1,089.3	1,157.5	1,047.2
Reimbursable debit network fees, postage and other	510.4	1,257.5	1,467.6	1,283.4
Other operating expenses:
Restructuring, net	(0.2)	7.9	24.0	76.2
Impairments	—	20.6	16.1	40.8
Litigation and regulatory settlements	—	2.5	(34.8)	—
Other	—	(7.7)	(0.3)	25.6

	2,123.5	5,232.5	5,995.9	5,603.6

Operating profit	155.0	540.4	1,080.5	922.5

Interest income	17.9	30.8	55.5	12.4
Interest expense	(584.7)	(103.6)	(248.0)	(190.9)
Other income (expense)	(74.0)	4.9	22.6	145.8

	(640.8)	(67.9)	(169.9)	(32.7)

(Loss) income before income taxes, minority interest, equity earnings in affiliates and discontinued operations	(485.8)	472.5	910.6	889.8

Income tax (benefit) expense	(176.1)	125.8	203.7	188.3
Minority interest	(39.0)	(105.3)	(142.3)	(126.9)
Equity earnings in affiliates	46.8	223.0	283.1	232.9

(Loss) income from continuing operations	(301.9)	464.4	847.7	807.5
(Loss) income from discontinued operations, net of taxes of $0, $3.0, $360.0 and $402.1, respectively	—	(3.6)	665.7	909.9

Net (loss) income	$(301.9)	$460.8	$1,513.4	$1,717.4

(a)	Includes the results of operations (reflecting the change in fair value of forward starting contingent interest rate swaps) of Omaha Acquisition Corporation for the period prior to the merger with and into First Data Corporation from March 29, 2007 (its formation) through September 24, 2007. Also includes post merger results of First Data Corporation for the period from September 25, 2007 to December 31, 2007.
(b)	Includes revenue from Western Union and Primary Payment Systems commercial relationships previously eliminated in consolidation of $18.5 million and $24.5 million for the years ended December 31, 2006 and 2005, respectively.
(c)	Includes processing fees, administrative service fees and other fees charged to merchant alliances accounted for under the equity method of $61.3 million for the successor period from September 25, 2007 through December 31, 2007, $165.1 million for the predecessor period from January 1, 2007 through September 24, 2007, $226.1 million and $248.6 million for the years ended December 31, 2006 and 2005, respectively.

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED BALANCE SHEETS

	Successor	Predecessor
December 31,	2007	2006
(in millions, except common stock share amounts)
ASSETS
Cash and cash equivalents	$606.5	$1,154.2
Settlement assets	18,228.4	19,149.8
Accounts receivable, net of allowance for doubtful accounts of $21.7 (2007) and $29.0 (2006)	2,783.6	2,150.3
Property and equipment, net of accumulated depreciation of $61.2 (2007) and $1,711.3 (2006)	939.3	768.0
Goodwill	16,817.2	7,359.5
Customer relationships, net of accumulated amortization of $230.5 (2007) and $968.9 (2006)	6,785.5	1,598.7
Other intangibles, net of accumulated amortization of $76.9 (2007) and $1,147.0 (2006)	1,738.1	978.8
Investment in affiliates	3,526.3	756.5
Other assets	899.4	544.9

Total Assets	$52,324.3	$34,460.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Settlement obligations	$18,228.4	$19,166.5
Accounts payable and other liabilities	4,693.1	2,636.8
Borrowings	22,573.8	2,516.2

Total Liabilities	45,495.3	24,319.5

Commitments and contingencies (See Note 13)
Stockholders’ Equity:
Common stock, $.01 par value; authorized and issued 1,000 shares (2007) and authorized 2.0 billion shares and issued 1.1 billion shares (2006)	—	10.7
Additional paid-in capital	7,224.4	9,713.6

Paid-in capital	7,224.4	9,724.3
Retained earnings (loss)	(301.9)	10,900.6
Accumulated other comprehensive loss	(93.5)	(16.9)
Less treasury stock at cost, 0 shares (2007) and 0.3 billion shares (2006)	—	(10,466.8)

Total Stockholders’ Equity	6,829.0	10,141.2

Total Liabilities and Stockholders’ Equity	$52,324.3	$34,460.7

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Predecessor
	Period from September 25 through December 31, 2007	Period from January 1 through September 24, 2007	Year Ended December 31,
			2006	2005
(in millions)
Cash and cash equivalents at beginning of period, including cash of discontinued operations in 2006 and 2005	—	$1,154.2	$1,180.9	$895.4

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income from continuing operations	$(301.9)	464.4	847.7	807.5
Net (loss) income from discontinued operations	—	(3.6)	665.7	909.9
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	427.2	540.2	700.8	689.0
Charges (gains) related to restructuring, impairments, litigation and regulatory settlements, other and other income (expense)	73.8	20.9	(17.6)	(3.2)
Other non-cash and non-operating items, net	(35.6)	67.8	(38.5)	(9.2)
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable	(316.9)	(145.4)	(183.8)	(110.9)
Other assets	130.0	5.8	81.0	3.3
Accounts payable and other liabilities	(100.8)	(4.8)	(60.0)	(82.5)
Income tax accounts	(61.4)	69.6	117.8	(73.6)
Excess tax benefit from share-based payment arrangement	—	(219.8)	(124.2)	—

Net cash (used in) provided by operating activities from continuing operations	(185.6)	798.7	1,323.2	1,220.4
Net cash (used in) provided by operating activities from discontinued operations	—	(9.7)	796.0	1,091.0

Net cash (used in) provided by operating activities	(185.6)	789.0	2,119.2	2,311.4
CASH FLOWS FROM INVESTING ACTIVITIES
Merger, net of cash acquired	(25,756.2)	—	—	—
Current year acquisitions, net of cash acquired	(136.6)	(690.3)	(287.5)	(443.9)
Payments related to other businesses previously acquired	(0.5)	(50.0)	(51.1)	(55.8)
Proceeds from dispositions, net of expenses paid	—	—	198.7	56.2
Additions to property and equipment, net	(55.2)	(275.5)	(170.4)	(189.5)
Payments to secure customer service contracts, including outlays for conversion and capitalized systems development costs	(57.5)	(123.7)	(129.7)	(137.9)
Proceeds from the sale of marketable securities	14.1	11.8	45.0	224.5
Dividend received from discontinued operations	—	—	2,500.0	—
Cash retained by Western Union	—	—	(1,327.8)	—
Other investing activities	108.7	(9.5)	202.6	(88.5)

Net cash (used in) provided by investing activities from continuing operations	(25,883.2)	(1,137.2)	979.8	(634.9)
Net cash used in investing activities from discontinued operations	—	—	(280.3)	(125.1)

Net cash (used in) provided by investing activities	(25,883.2)	(1,137.2)	699.5	(760.0)
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	238.5	26.3	176.0	39.6
Proceeds from issuance of long-term debt	21,245.7	—	—	995.6
Principal payments on long-term debt	(2,033.3)	(126.6)	(2,412.8)	(242.2)
Proceeds from issuance of common stock	7,224.4	187.4	729.8	319.5
Excess tax benefit from share-based payment arrangement	—	219.8	124.2	—
Purchase of treasury shares	—	(371.8)	(1,252.5)	(2,222.7)
Cash dividends	—	(67.7)	(183.6)	(155.0)

Net cash provided by (used in) financing activities from continuing operations	26,675.3	(132.6)	(2,818.9)	(1,265.2)
Net cash used in financing activities from discontinued operations	—	—	(26.5)	(0.7)

Net cash provided by (used in) financing activities	26,675.3	(132.6)	(2,845.4)	(1,265.9)

Change in cash and cash equivalents	606.5	(480.8)	(26.7)	285.5

Cash and cash equivalents at end of period, including cash of discontinued operations in 2005	$606.5	$673.4	$1,154.2	$1,180.9

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Total	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Shares	Paid-In Capital
							Treasury Stock
(in millions, except per share amounts)							Shares	Cost
Predecessor
Balance, December 31, 2004	$8,886.1		$7,961.1	$(1.8)	1,067.7	$9,516.8	(263.7)	$(8,590.0)
Comprehensive income
Net income	1,717.4	$1,717.4	1,717.4
Other comprehensive income (loss):
Unrealized losses on securities	(120.6)	(120.6)
Unrealized gains on hedging activities	11.6	11.6
Foreign currency translation adjustment	(77.5)	(77.5)
Minimum pension liability adjustment	22.0	22.0

Other comprehensive loss		(164.5)		(164.5)

Comprehensive income		$1,552.9

Purchase of treasury shares	(2,175.0)						(53.7)	(2,175.0)
Stock issued for compensation and benefit plans	374.1		(181.7)			41.4	12.5	514.4
Stock option accelerated vesting	11.5					11.5
Other	(7.7)					(7.7)
Cash dividends declared ($0.24 per share)	(184.9)		(184.9)

Balance, December 31, 2005	8,457.0		9,311.9	(166.3)	1,067.7	9,562.0	(304.9)	(10,250.6)
Comprehensive income
Net income	1,513.4	$1,513.4	1,513.4
Other comprehensive income:
Unrealized gains on securities	68.9	68.9
Unrealized gains on hedging activities	2.3	2.3
Foreign currency translation adjustment	58.4	58.4
Minimum pension liability adjustment	4.0	4.0

Other comprehensive income		133.6		133.6

Comprehensive income		$1,647.0

Purchase of treasury shares	(1,286.9)						(35.5)	(1,286.9)
Stock issued for compensation and benefit plans	930.8		(309.4)			178.8	25.2	1,061.4
Stock issued for exercise of warrant	—		(9.3)				0.4	9.3
Adjustment to initially apply SFAS No. 158	(46.3)			(46.3)
Other	(0.6)					(0.6)
Western Union dividend	600.7		554.5	62.1		(15.9)
Cash dividends declared ($0.21 per share)	(160.5)		(160.5)

Balance, December 31, 2006 (as previously reported)	10,141.2		10,900.6	(16.9)	1,067.7	9,724.3	(314.8)	(10,466.8)
Adjustment to record adoption of FIN 48	(22.7)		(22.7)

Balance, December 31, 2006 (Adjusted)	10,118.5		10,877.9	(16.9)	1,067.7	9,724.3	(314.8)	(10,466.8)
Comprehensive income
Net income	460.8	$460.8	460.8
Other comprehensive income (loss):
Unrealized losses on securities	(18.2)	(18.2)
Unrealized gains on hedging activities	0.4	0.4
Foreign currency translation adjustment	123.1	123.1

Other comprehensive income		105.3		105.3

Comprehensive income		$566.1

Purchase of treasury shares	(335.3)						(11.2)	(335.3)
Stock issued for compensation and benefit plans	659.2		(84.0)			394.1	12.5	349.1
Cash dividends declared ($0.06 per share)	(45.3)		(45.3)

Balance, September 24, 2007	$10,963.2		$11,209.4	$88.4	1,067.7	$10,118.4	(313.5)	$(10,453.0)

Successor
Investment by Parent Company	$7,224.4				0.0	$7,224.4
Net loss	(301.9)	$(301.9)	$(301.9)
Other comprehensive income (loss):
Unrealized losses on hedging activities	(109.1)	(109.1)
Foreign currency translation adjustment	14.0	14.0
Minimum pension liability adjustment	1.6	1.6

Other comprehensive loss		(93.5)		$(93.5)

Comprehensive loss		$(395.4)

Balance, December 31, 2007	$6,829.0		$(301.9)	$(93.5)	0.0	$7,224.4	—	$—

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

The Company consolidates an entity’s financial statements when the Company either will absorb a majority of the entity’s expected losses or residual returns, in the case of a variable interest entity (“VIE”), or has the ability to exert control over a subsidiary. Control is normally established when ownership interests exceed 50% in an entity; however, when the Company does not exercise control over a majority-owned entity as a result of other investors having rights over the management and operations of the entity, the Company accounts for the entity under the equity method. As of December 31, 2007 and 2006, there were no greater-than-50%-owned affiliates whose financial statements were not consolidated.

On September 24, 2007, the Company was acquired through a merger transaction by affiliates of Kohlberg Kravis Roberts & Co (“KKR” or the “sponsor”). The merger resulted in the equity of FDC becoming privately held. Details of the merger are more fully discussed in Note 2. The transaction was accounted for as a reverse acquisition with Omaha Acquisition Corporation. Although FDC continued as the surviving corporation and same legal entity after the merger, the accompanying consolidated statements of operations, cash flows and stockholder’s equity are presented for two periods: predecessor and successor, which relate to the periods preceding the merger and the period succeeding the merger, respectively. The Company applied purchase accounting to the opening balance sheet and results of operations on September 25, 2007 as the merger occurred at the close of business on September 24, 2007. The merger resulted in a new basis of accounting beginning on September 25, 2007 and the financial reporting periods are presented as follows:

•

The twelve month period ended December 31, 2007 includes the predecessor period of the Company from January 1, 2007 to September 24, 2007 and the successor period, reflecting the merger of the Company and Omaha Acquisition Corporation, from September 25, 2007 to December 31, 2007.

•

The results of operations of Omaha Acquisition Corporation from March 29, 2007 (formation date) to September 24, 2007 are included in the results of operations in the successor period. Omaha Acquisition Corporation had no assets, liabilities or results of operations other than those related to two forward starting, deal contingent interest rate swaps entered into prior to consummation of the merger.

•

The 2006 and 2005 periods presented are predecessor. The Consolidated Financials Statements for all predecessor periods have been prepared using the historical basis of accounting for the Company. As a result of the merger and the associated purchase accounting, the Consolidated Financial Statements of the successor period are not comparable to periods preceding the merger.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results could differ from those estimates.

Presentation

The Company’s Consolidated Balance Sheet presentation has historically been unclassified due to the short–term nature of its settlement obligations contrasted with the Company’s ability to invest cash awaiting settlement in long–term investment securities. As noted below and as of October 2007, the Company had repositioned the majority of its investment portfolio associated with cash awaiting settlement from long-term investments to short-term investments. As a result of the repositioning of the portfolio such that both the settlement assets and liabilities are short-term and since management will more closely manage working capital in 2008, the Company will convert to a classified balance sheet in the first quarter 2008.

As a result of the spin-off of Western Union (“the spin-off”) and the sale of subsidiaries Primary Payment Systems (“PPS”), IDLogix and Taxware, LP (“Taxware”) in 2006 as discussed in Note 19, the Company’s financial statements reflect Western Union,

PPS, IDLogix and Taxware as discontinued operations. Their results of operations are treated as income from discontinued operations, net of tax, and separately stated on the Consolidated Statements of Income after income from continuing operations.

Business Description

FDC operates electronic commerce businesses providing a variety of services to financial institutions, commercial establishments and consumers. Such services include merchant transaction processing and acquiring; credit, retail and debit card issuing and processing; official check issuance; and check verification, settlement and guarantee services.

On September 29, 2006, the Company separated its Western Union money transfer business into an independent, publicly traded company through a spin-off of 100% of Western Union to FDC shareholders in a transaction intended to qualify for tax-free treatment (“the spin-off”). FDC and Western Union are independent and have separate public ownership, boards of directors and management.

Upon completion of a strategic review of the Company’s official check and money order operations in the first quarter of 2007, the Company decided to gradually exit this line of business. The Company expects the wind-down of the majority of the business to take place in 2008. During 2007, the Company repositioned its investment portfolio associated with this business from long-term investments to principally short-term investments, the majority of which were short-term tax-exempt variable rate demand notes at December 31, 2007. In January 2008, the portfolio was repositioned from these short-term tax-exempt variable rate demand notes to short-term taxable investments the majority of which were in commercial paper and bank certificates of deposits.

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

The Company’s official check services generate revenue primarily through the Company’s ability to invest funds pending settlement. Historically and during 2007, the Company invested a majority of these funds in high quality instruments issued by municipalities to minimize its exposure to credit risks. The Company pays its agents commissions based on short-term variable interest rates and the balance of outstanding checks or money orders (the “commissionable balance”). The Company nets the commissions paid to agents against the revenue it earns from its investments. Gains and losses associated with the above noted investments are recognized in revenue.

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Interchange fees and assessments charged by credit card associations to the Company’s consolidated subsidiaries and network fees related to PIN-debit transactions charged by debit networks are as follows (in millions):

	Successor	Predecessor
	Period from September 25 through December 31, 2007	Period from January 1 through September 24, 2007	Year Ended December 31,
			2006	2005
Interchange fees and assessments	$2,129.8	$5,241.9	$6,396.5	$5,556.3
Debit network fees	303.1	719.8	810.9	665.5

The Company charges processing fees to its merchant alliance joint ventures. In situations where an alliance is accounted for under the equity method, the Company’s consolidated revenues include the processing fees charged to the alliance, as presented on the face of the Consolidated Statements of Income.

Revenue from check verification, settlement and guarantee services is recognized at the time of sale less the fair value of the guarantee. The fair value of the guarantee is deferred until the later of the Company being called upon to honor the guarantee or the expiration of the guarantee. Check verification fees generally are a fixed amount per transaction while check guarantee fees generally are a percentage of the check amount.

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

The sale and leasing of point-of-sale devices (“terminals”) are also reported in “Product Sales and Other”. Revenue for terminals sold or sold under a sales-type lease transaction is recognized when the following four criteria are met: evidence of an agreement exists, delivery has occurred, the selling price or minimum lease payments are fixed or determinable, and collection of the selling price or minimum lease payments is reasonably assured. Revenue for operating leases is recognized on a straight-line basis over the lease term.

Services not specifically described above are generally transaction based fees that are recognized at the time the transactions are processed or programming services that are recorded as work is performed.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), using the modified prospective method. SFAS 123R requires all share-based compensation to employees to be measured at their respective grant date fair values and expensed over the requisite service periods and also requires an estimate of forfeitures when calculating compensation expense. The Company recognizes compensation cost on awards with graded vesting on a straight-line basis over the requisite service period for the entire award. In accordance with the Company’s chosen method of adoption, results for prior periods have not been adjusted. Prior to the adoption of SFAS 123R, the Company followed Accounting Principles Board Opinion No. 25 (“APB 25”) which accounts for share-based payments to employees using the intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. In conjunction with the merger, all stock-based compensation plans were terminated and vesting provisions were accelerated and all unrecognized stock-based compensation was recognized in the predecessor period. The Company established a new stock-based compensation plan in October 2007. Refer to Note 15 for additional discussion regarding details of the Company’s share-based compensation plan and the adoption of SFAS 123R.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Foreign Currency Translation

The U.S. dollar is the functional currency for most of the Company’s U.S. based businesses and certain foreign based businesses. Significant operations with a local currency as their functional currency include operations in the United Kingdom, Australia, Germany, Greece and Poland. Foreign currency denominated assets and liabilities for these units and other less significant operations are translated into U.S. dollars based on exchange rates prevailing at the end of the period, and revenues and expenses are translated at average exchange rates during the period. The effects of foreign exchange gains and losses arising from the translation of assets and liabilities of those entities where the functional currency is not the U.S. dollar are included as a component of Other Comprehensive Income (“OCI”). Intercompany loans were considered invested on a long-term basis in the predecessor period and accordingly foreign exchange gains and losses were recorded in OCI. In the successor period, the intercompany loans are not considered invested on a long-term basis and such foreign currency gains and losses were recorded in income. Transaction gains and losses related to operating assets and liabilities are included in the “Cost of services” and “Selling, general and administrative” lines of the Consolidated Statements of Income and were immaterial. Non-operating transaction gains and losses derived from non-operating assets and liabilities are included in the “Other income (expense)” line of the Consolidated Statements of Income and are separately disclosed in Note 11.

Derivative Financial Instruments

The Company utilizes derivative instruments primarily to mitigate interest rate risk and foreign currency risk. To a lesser extent, derivative instruments are utilized to mitigate market risk. The Company recognizes all derivative financial instruments in the Consolidated Balance Sheets as assets or liabilities at fair value. Such amounts are recorded in either the “Other assets” or “Accounts payable and other liabilities” captions in the Consolidated Balance Sheets. Changes in fair value of derivative instruments, including those that qualify as fair value hedges, are recognized immediately in earnings unless the derivative is designated and qualifies as a hedge of future cash flows or a hedge of a net investment in a foreign operation. For derivatives that qualify as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in stockholders’ equity as a component of OCI and then recognized in earnings in the same period or periods during which the hedged item affects earnings. For derivatives that qualify as a hedge of a net investment in a foreign operation, the gain or loss is reported in OCI as part of the cumulative translation adjustment to the extent the hedge is effective. Any ineffective portions of cash flow hedges and net investment hedges are recognized in the “Other income (expense)” line in the Consolidated Statements of Income during the period of change. Additional discussion of derivative instruments is provided in Note 8.

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

The Company’s contingent obligation relates to imprecision in its estimates of required collateral. A provision for this obligation is recorded based primarily on historical experience and other relevant factors such as economic downturns or increases in merchant fraud. Merchant credit losses are included in “Cost of services” in the Company’s Consolidated Statements of Income. The amount of the reserves attributable to entities consolidated by the Company was $24.1 million and $20.5 million at December 31, 2007 and 2006, respectively.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The majority of the TeleCheck Services, Inc. (“TeleCheck”) business involves the guarantee of checks received by merchants. If the check is returned, TeleCheck is required to purchase the check from the merchant at its face value and pursue collection from the check writer. A provision for estimated check returns, net of anticipated recoveries, is recorded at the transaction inception based on recent history. At December 31, 2007 and 2006, the Company had accrued warranty balances of $16.4 million and $18.1 million, and accrued recovery balances of $38.1 million and $37.4 million, respectively. Accrued warranties are included in “Accounts payable and other liabilities” and accrued recoveries are included in “Accounts receivable” in the Consolidated Balance Sheets.

Income Taxes

The Company and its domestic subsidiaries file a consolidated U.S. income tax return with its new parent “Holdings” as defined in Note 2. The Company’s foreign operations file income tax returns in their local jurisdictions. Income taxes are computed in accordance with SFAS No. 109, “Accounting for Income Taxes” and reflect the net tax effects of temporary difference between the financial reporting carrying amounts of assets and liabilities and the corresponding income tax amounts. The Company has deferred tax assets and liabilities and maintains valuation allowances where it is more likely than not that all or a portion of deferred tax assets will not be realized. To the extent the Company determines that it will not realize the benefit of some or all of its deferred tax assets, then these deferred tax assets will be adjusted through the Company’s provision for income taxes in the period in which this determination is made.

Cash and Cash Equivalents

Investments (other than those included in settlement assets) with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates market value. Cash and cash equivalents that were restricted from use due to regulatory requirements are included in “Other assets” in the Consolidated Balance Sheets and were immaterial at December 31, 2007 and 2006.

Accounts Receivable

Accounts receivable balances are stated net of allowance for doubtful accounts. Historically, the Company has not encountered significant write-offs. The Company records allowances for doubtful accounts when it is probable that the accounts receivable balance will not be collected.

Property and Equipment

Property and equipment were stated at cost less accumulated depreciation in the predecessor period. As discussed in Note 2 and as a result of the merger, the cost, net of accumulated depreciation, was carried forward from the predecessor period to the successor period as a current best estimate of fair value. The Company is in the process of valuing fixed assets and expects to be completed in the second quarter 2008. Accumulated depreciation is computed using the straight-line method over the lesser of the estimated useful life of the related assets (generally three to 10 years for equipment, furniture and leasehold improvements, and 30 years for buildings) or the lease term. Maintenance and repairs which do not extend the useful life of the respective assets are charged to expense as incurred. Amounts charged to expense for the depreciation and amortization of property and equipment, including equipment under capital lease, were $65.0 million for the successor period September 25, 2007 through December 31, 2007, $165.1 million for the predecessor period January 1, 2007 through September 24, 2007, $216.0 million in 2006, and $224.1 million in 2005.

Goodwill and Other Intangibles

As discussed in Note 2, the Company merged with an entity controlled by an affiliate of KKR on September 24, 2007. The total purchase price was allocated to the Company’s net tangible and identifiable intangible assets (including customer relationships, software and tradenames) based on their estimated fair values. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The preliminary allocation of the purchase price to identifiable intangible assets was based upon preliminary valuation data and the estimates and assumptions are subject to change.

Goodwill represents the excess of purchase price over tangible and other intangible assets acquired less liabilities assumed arising from business combinations. Goodwill is tested annually for impairment using a fair value approach at the “reporting unit” level. The Company’s reporting units are businesses one level below the operating segment level for which discrete financial

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

information is prepared and regularly reviewed by management. Goodwill is generally allocated to reporting units based upon relative fair value (taking into consideration other factors such as synergies) when an acquired business is integrated into multiple reporting units. If it is determined that the fair value of the reporting unit is less than its carrying value, an impairment charge would be recognized. Fair value is generally established using discounted cash flows. When a business within a reporting unit is disposed of, goodwill is allocated to the gain or loss on disposition using the relative fair value method. As a result of the merger, the Company did not perform an annual goodwill impairment test in 2007. The Company’s annual goodwill impairment test did not identify any impairments in 2006 and 2005. However, there were impairments in goodwill that were triggered by the changes in strategic direction of specific businesses made in 2007 and 2005 as discussed in Note 3.

Customer relationships represent the estimated value of the Company’s relationships with customers, primarily merchants and financial institutions, for which it provides services. Prior to the merger, customer relationships were amortized over the term of the contract. Subsequent to the merger, the amounts allocated to customer relationships as part of the purchase price allocation are being amortized based on the pattern of undiscounted cash flows for the period as a percentage of total projected undiscounted cash flows or the term of the contract for certain items capitalized after the merger.

FDC capitalizes initial payments for new contracts, contract renewals and conversion costs associated with customer processing relationships to the extent recoverable through future operations, contractual minimums and/or penalties in the case of early termination. The Company’s accounting policy is to limit the amount of capitalized costs for a given contract to the lesser of the estimated ongoing future cash flows from the contract or the termination fees the Company would receive in the event of early termination of the contract by the customer. The initial payments for new contracts and contract renewals are amortized over the term of the contract as a reduction of the associated revenue (transaction and processing service fees). Conversion costs are also amortized over the term of the contract but are recorded as an expense in “Cost of services” in the Consolidated Statements of Income. In connection with the allocation of the purchase price related to the merger, previously recorded conversion and contract costs were eliminated.

The Company develops software that is used in providing processing services to customers. To a lesser extent, the Company also develops software to be sold or licensed to customers. Software development costs are capitalized once technological feasibility of the software has been established. Costs incurred prior to establishing technological feasibility are expensed as incurred. Technological feasibility is established when the Company has completed all planning, designing, coding and testing activities that are necessary to determine that a product can be produced to meet its design specifications, including functions, features and technical performance requirements. Capitalization of costs ceases when the product is available for general use. Software development costs are amortized using the straight-line method over the estimated useful life of the software, which is generally five years. Software development costs allocated as part of the purchase price allocation are amortized over three to 10 years.

In addition to capitalized contract and software development costs, other intangibles include copyrights, patents, acquired software, trademarks and noncompete agreements acquired in business combinations. Other intangibles are amortized on a straight–line basis over the length of the contract or benefit period, which generally ranges from three to 25 years. Other intangible amortization expense (including amortization associated with investments in affiliates) totaled $362.2 million for the successor period from September 25, 2007 through December 31, 2007, $375.1 million for the predecessor period from January 1, 2007 through September 24, 2007, $484.8 million in 2006 and $464.9 million in 2005.

The following table provides the components of other intangibles (in millions):

	Successor			Predecessor
Year Ended December 31,	2007 Cost	2007 Accumulated Amortization	2007 Net of Accumulated Amortization	2006 Cost	2006 Accumulated Amortization	2006 Net of Accumulated Amortization
Customer relationships	$7,016.0	$(230.5)	$6,785.5	$2,567.6	$(968.9)	$1,598.7

Other intangibles:
Conversion costs	$5.1	$(0.4)	$4.7	$415.8	$(239.5)	$176.3
Contract costs	54.3	(7.1)	47.2	352.9	(144.3)	208.6
Software	1,029.4	(58.8)	970.6	829.7	(590.2)	239.5
Other	726.2	(10.6)	715.6	527.4	(173.0)	354.4

Total other intangibles	$1,815.0	$(76.9)	$1,738.1	$2,125.8	$(1,147.0)	$978.8

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The estimated future aggregate amortization expense for existing customer relationships and other intangibles as of December 31, 2007 is $1,023.5 million in 2008, $945.9 million in 2009, $884.6 million in 2010, $765.2 million in 2011, and $661.1 million in 2012.

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

Inventory

Inventories are stated at lower of cost or market and consist primarily of POS terminals, forms, envelopes and blank financial paper. The cost of inventory is determined using average cost for POS terminals and blank financial paper, and first-in first-out (“FIFO”) for forms. In connection with the allocation of the purchase price related to the merger, inventories were carried forward at historical balances as the best estimate of fair value.

Investment Securities

A majority of the Company’s settlement assets represent short-term, liquid investments, which are primarily comprised of state and municipal government obligations. Additionally, the Company maintains various other investments included in the “Other assets” line item of the Consolidated Balance Sheets which include primarily equity securities. The specific identification method is used to determine the cost basis of securities sold. At December 31, 2007 and 2006, all of the above noted investments were classified as available-for-sale. Unrealized gains and losses on these investments are included as a separate component of OCI, net of any related tax effect. The Company also has investments in non-marketable equity securities for strategic purposes, which are included in “Other assets” in the Company’s Consolidated Balance Sheets and were carried at cost in the predecessor period and at the allocated fair value in the successor period as a result of the purchase price allocation related to the merger.

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

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a fair value hierarchy to be used in generally accepted accounting principles and expands disclosures about fair value measurements. Although this statement does not require any new fair value measurements, in certain cases, its application will change current practice. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007 as it relates to fair value measurements of financial assets and liabilities and for fiscal years beginning after November 15, 2008 for certain non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Effective January 1, 2008, the Company will adopt SFAS No. 157 for all financial assets and liabilities. The effect of adopting this standard is expected to reduce the Company’s derivative liabilities by approximately $13 million as of the date of adoption. The majority of this amount relates to derivatives that have been designated as cash flow hedges for accounting purposes and, accordingly, the impact will be recorded as a reduction of the unrealized losses in “Other comprehensive income” to the extent the hedges are effective. The amount of adjustment related to derivatives not designated as accounting hedges is immaterial and will be reflected as a gain in the “Other income (expense)” line item in the Consolidated Statements of Income upon adoption. The Company is currently evaluating the January 1, 2009 impact of adopting the new statement on fair value measurements for non-financial assets and non-financial liabilities.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement requires a company to recognize the funded status of a benefit plan as an asset or a liability in its statement of financial position. In addition, a company is required to measure plan assets and benefit obligations as of the date of its fiscal year-end statement of financial position. The Company adopted the recognition provisions and disclosure requirements as of December 31, 2006. As a result of the merger, the Company measured the benefit plan assets and obligations as of the merger date and allocated purchase price to each plan equal to its funded status. Additionally, for its new basis of accounting, the Company elected December 31 as the measurement date for its plans. As such, the measurement date provisions of SFAS No. 158 will have no impact on the Company’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” This Statement permits entities to measure many financial instruments and certain other items at fair value. This election is made on an instrument-by-instrument basis and is irrevocable. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement is effective for fiscal years beginning after November 15, 2007. The Company did not elect the fair value option for any of its existing financial assets and liabilities.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” The new standard will significantly change the financial accounting and reporting of business combination transactions in the consolidated financial statements. It will require an acquirer to recognize, at the acquisition date, the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their full fair values as of that date. In a business combination achieved in stages (step acquisitions), the acquirer will be required to remeasure its previously held equity interest in the acquiree at its acquisition-date fair value and recognize the resulting gain or loss in earnings. The acquisition-related transaction and restructuring costs will no longer be included as part of the capitalized cost of the acquired entity but will be required to be accounted for separately in accordance with applicable generally accepted accounting principles in the U.S. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements.” The statement clarifies the definition of a non-controlling (or minority) interest and requires that non-controlling interests in subsidiaries be reported as a component of equity in the consolidated statement of financial position and requires that earnings attributed to the non-controlling interests be reported as part of consolidated earnings and not as a separate component of income or expense. However, it will also require expanded disclosures of the attribution of consolidated earnings to the controlling and non-controlling interests on the face of the consolidated income statement. SFAS No. 160 will require that changes in a parent’s controlling ownership interest, that do not result in a loss of control of the subsidiary, are accounted for as equity transactions among shareholders in the consolidated entity therefore resulting in no gain or loss recognition in the income statement. Only when a subsidiary is deconsolidated will a parent recognize a gain or loss in net income. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, and will be applied prospectively except for the presentation and disclosure requirements that will be applied retrospectively for all periods presented. The Company is currently evaluating the impact of SFAS No. 160 to its financial position and results of operations.

Note 2: Merger

On April 1, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with New Omaha Holdings L.P., a Delaware limited partnership (“Parent”), and Omaha Acquisition Corporation, a Delaware corporation and a subsidiary of Parent (“Sub”). Parent is controlled by affiliates of KKR. On September 24, 2007, under the terms of the Merger Agreement, Sub merged with and into the Company (the “merger”) with the Company continuing as the surviving corporation and a subsidiary of First Data Holdings, Inc. (“Holdings”; formerly known as New Omaha Holdings Corporation), a Delaware corporation and a subsidiary of Parent.

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Immediately following consummation of the merger, Michael D. Capellas was appointed as Chief Executive Officer (“CEO”) of the Company. Capellas succeeded Henry C. “Ric” Duques who announced his intention to retire within two years when he returned as Chairman and CEO in late 2005.

The merger was financed by a combination of the following: borrowings under the Company’s new senior secured credit facilities, new senior unsecured interim loan agreement, new senior subordinated interim loan agreement, and the equity investment of Holdings. The purchase price was approximately $26.5 billion including $179.3 million in capitalized transaction costs excluding assumed debt. The merger was funded primarily through a $7.2 billion equity contribution from Holdings and $22.0 billion in debt financing discussed more fully in Note 10.

Preliminary Purchase Price Allocation

The total purchase price was allocated to the Company’s net tangible and identifiable intangible assets based on their estimated fair values as set forth below. Property and equipment were carried forward from predecessor to successor at historical net balances as a current best estimate of fair value. The Company is in the process of valuing fixed assets and expects to be completed in the second quarter of 2008. A portion of the preliminary valuation was allocated to the Company’s investments in unconsolidated joint ventures (reflected in the “Investment in affiliates” line of the Consolidated Balance Sheets). The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The preliminary allocation of the purchase price to identifiable intangible assets was based upon preliminary valuation data and the estimates and assumptions are subject to change. The Company is also in the process of working through other potential purchase accounting adjustments that include the assessment of items such as assumed liabilities, pre-acquisition contingencies and items that require fair value measurements.

(in millions)
Property and equipment	$931.1
Customer relationships	6,987.5
Software	990.0
Tradenames	621.1
Other intangibles	96.0
Goodwill	16,758.5
Investment in affiliates	3,565.1
Deferred taxes	(2,255.7)
Other assets and liabilities acquired, net	(1,153.1)

Total purchase price	$26,540.5

The preliminary estimated weighted-average useful lives(excluding the impact of accelerated amortization) associated with intangible assets are approximately:

Customer relationships	14 years
Software	5 years
Tradenames	21 years
Other intangibles	24 years
Investment in affiliates	11 years
Total weighted-average useful lives	14 years

The Company generally uses straight-line amortization for intangible assets other than for customer relationships for which the pattern of economic benefits are known and for which an accelerated method of amortization is used to more appropriately allocate the cost of the relationships to the periods that will benefit from them. Deferred tax liabilities were recorded related to the allocation of purchase price to intangible assets. Less than 10 percent of goodwill resulting from the merger is deductible for tax purposes. The preliminary allocation of goodwill by segment is as follows (in millions):

First Data Commercial Services	$11,137.2
First Data Financial Institution Services	2,719.5
First Data International	2,865.9
Integrated Payment Systems	—
All Other and Corporate	35.9

$16,758.5

Goodwill will be reviewed at least annually for impairment.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Merger Related Restructuring Charges

The Company has implemented an initial “100 day plan” to provide strategic direction for the Company under new leadership. The plan anticipates capturing efficiencies related to the simplification of domestic and international operations and other near term cost saving initiatives as well as certain reductions in personnel. In accordance with this plan and in November 2007, the Company terminated approximately 1,600 employees across the organization representing all levels of employees and approximately 6% of its worldwide work force. A majority of them ceased working before December 31, 2007. The Company expects that the remaining employees will cease working at various times through the first six months of 2008. A majority of the successor severance costs were recorded in purchase accounting with the remainder recorded through current operations. The Company anticipates taking additional similar types of actions in 2008 as part of its overall plan, with the majority of severance costs to be recorded in purchase accounting as assumed liabilities.

The following table summarizes the Company’s utilization of restructuring accruals related to the merger for the successor period ended December 31, 2007:

(in millions)	Employee Severance
Accrual at September 24, 2007	$—
Charges recorded in purchase accounting	120.1
Cash payments	(27.7)

Remaining accrual at December 31, 2007	$92.4

Merger and Other Related Costs

During the predecessor period from January 1, 2007 through September 24, 2007, the Company expensed $69.7 million of pretax merger related costs consisting primarily of investment banking, accounting and legal fees. The Company recorded $2.9 million of additional merger-related costs in the successor period from September 25, 2007 through December 31, 2007. The Company also recognized a pretax charge of $175.9 million during the predecessor period related to accelerated vesting of all outstanding FDC unvested stock options, restricted stock awards and restricted stock units as well as Western Union unvested stock options, restricted stock awards and restricted stock units held by FDC employees and an additional $19.6 million of associated taxes (excluding all income tax impacts).

Unaudited Pro Forma Condensed Consolidated Statements of Income

The following Unaudited Pro Forma Condensed Consolidated Statements of Income reflect the consolidated results of operations of the Company as if the merger had occurred on January 1, 2007 and 2006. The historical financial information has been adjusted to give effect to events that are (1) directly attributed to the merger, (2) factually supportable, and (3) with respect to the income statement, expected to have a continuing impact on the combined results. Such items include interest expense related to debt issued in conjunction with the merger as well as additional amortization expense associated with the preliminary valuation of intangible assets. This unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the merger had actually occurred on that date, nor of the results that may be obtained in the future.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Pro Forma Condensed Consolidated Statements of Income

	Twelve months ended December 31,
	2007	2006
	(in millions)
Revenues:
Transaction and processing service fees	$5,519.2	$5,037.6
Investment income, net	(75.1)	(128.6)
Product sales and other	839.4	699.8
Reimbursable debit network fees, postage and other	1,767.9	1,467.6

	8,051.4	7,076.4

Expenses:
Cost of services	4,134.1	3,712.9
Cost of products sold	322.4	300.9
Selling, general and administrative	1,318.1	1,173.2
Reimbursable debit network fees, postage and other	1,767.9	1,467.6
Other operating expenses:
Restructuring, net	7.7	24.0
Impairments	20.6	16.1
Litigation and regulatory settlements	2.5	(34.8)
Other	(7.7)	(0.3)

	7,565.6	6,659.6

Operating profit	485.8	416.8

Interest income	48.7	55.5
Interest expense	(2,052.7)	(2,043.1)
Other income (expense)	(53.3)	53.4

	(2,057.3)	(1,934.2)

Loss before income taxes, minority interest, equity earnings in affiliates and discontinued operations	(1,571.5)	(1,517.4)
Income tax benefit	(686.6)	(779.7)
Minority interest	(144.3)	(142.3)
Equity earnings in affiliates	122.0	81.8

Loss from continuing operations	$(907.2)	$(798.2)

Additional Information

On September 24, 2007, Holdings sold $1.0 billion aggregate principal amount of 11.5% senior PIK notes due 2016 to GS Mezzanine Partners VI Fund, L.P. and the Goldman Sachs Group, Inc. This $1.0 billion, net of fees, was the source of funds for a portion of Holdings’ investment in FDC. No cash interest will accrue on these notes. Interest on the notes will be paid by increasing the principal amount of the notes. Holdings’ senior PIK notes are unsecured and neither FDC nor its subsidiaries provide credit support for Holdings’ obligations under the notes. As a result, the senior PIK notes of Holdings are not indebtedness of FDC or its subsidiaries. However, the senior PIK notes contain a number of covenants that, among other things, restrict, subject to certain exceptions, FDC’s ability to:

•	incur additional indebtedness;

•	engage in mergers or consolidations;

•	sell or transfer assets and subsidiary stock;

•	pay dividends and distributions or repurchase its capital stock;

•	make certain investments, loans or advances;

•	prepay certain indebtedness;

•	enter into agreements that restrict the payment of dividends by subsidiaries or the repayment of intercompany loans and advances; and

•	engage in certain transactions with affiliates.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3: Restructuring, Impairments, Litigation and Regulatory Settlements and Other Costs

The Company recorded restructuring charges, impairment charges, litigation and regulatory settlements and other costs during the three years ended December 31, 2007. Restructuring accruals are reviewed each period and balances in excess of anticipated requirements are reversed through the same Consolidated Statements of Income caption in which they were originally recorded. Such reversals resulted from the favorable resolution of contingencies and changes in facts and circumstances.

A summary of net pretax benefits (charges), incurred by segment, for each period is as follows (in millions):

	Pretax Benefit (Charge)
Predecessor period from January 1, 2007 to September 24, 2007	First Data Commercial Services	First Data Financial Institution Services	First Data International	Integrated Payment Systems	All Other and Corporate	Totals
Restructuring charges	$(2.8)	—	$(7.4)	—	—	$(10.2)
Restructuring accrual reversals	0.5	$0.1	1.0	—	$0.7	2.3
Impairments	—	—	—	$(16.3)	(4.3)	(20.6)
Litigation and regulatory settlements	—	—	—	—	(2.5)	(2.5)
Other	2.1	—	(0.4)	2.2	3.8	7.7

Total pretax benefit (charge), net of reversals	$(0.2)	$0.1	$(6.8)	$(14.1)	$(2.3)	$(23.3)

Year ended December 31, 2006
Restructuring charges	$(4.6)	$(2.3)	$(15.2)	$(0.2)	$(5.0)	$(27.3)
Restructuring accrual reversals	0.3	1.1	1.0	—	0.9	3.3
Impairments	—	(2.9)	0.9	—	(14.1)	(16.1)
Litigation and regulatory settlements	(7.6)	—	—	—	42.4	34.8
Other	—	0.3	—	—	—	0.3

Total pretax benefit (charge), net of reversals	$(11.9)	$(3.8)	$(13.3)	$(0.2)	$24.2	$(5.0)

Year ended December 31, 2005
Restructuring charges	$(19.1)	$(27.9)	$(20.3)	$(0.6)	$(11.5)	$(79.4)
Restructuring accrual reversals	1.7	1.1	0.2	—	0.2	3.2
Impairments	(0.2)	(4.4)	(7.8)	—	(28.4)	(40.8)
Other	(8.0)	(8.9)	(1.1)	(4.8)	(2.8)	(25.6)

Total pretax benefit (charge), net of reversals	$(25.6)	$(40.1)	$(29.0)	$(5.4)	$(42.5)	$(142.6)

Restructuring charges

2007

The Company recorded restructuring charges in 2007 comprised of severance of $10.2 million in the predecessor period from January 1, 2007 through September 24, 2007. A portion of the restructuring charges resulted from efforts to improve the overall efficiency and effectiveness of the sales and sales support teams within the Commercial Services segment. This action resulted in the termination of approximately 230 sales related employees comprising approximately 10% of the segment’s regional sales, cross-sale and sales support organizations. This restructuring plan was completed in the first quarter of 2007. The other restructuring charges in the predecessor period resulted from the termination of approximately 140 employees within the First Data International segment. The terminations were associated with data center consolidation and global sourcing initiatives. Similar actions will occur in future periods as discussed in Note 2 above. During 2007, the Company also reversed prior period restructuring accruals related to changes in estimates regarding severance costs from restructuring activities that occurred in 2005 through 2007.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2006

Associated with the realigning of the Company’s operating structure related to shared service functions and global technology functions, including data centers, a Company initiative to reduce operating costs to the appropriate level after the spin-off and certain business driven restructurings, the Company recorded restructuring charges comprised of severance totaling $24.6 million and facility closures totaling $2.7 million for the year ended December 31, 2006. Severance charges resulted from the termination of approximately 600 employees across the organization, representing all levels of employees and approximately 2% of the Company’s workforce. The restructuring plans associated with the Company initiative to reduce operating costs and business driven items were completed in 2006. The Company’s realignment of operating structure associated with shared service functions and global technology continued into 2007. The Company reversed $3.3 million of prior period restructuring accruals during the year ended December 31, 2006 related to changes in estimates regarding severance costs that occurred in 2006 and 2005.

2005

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

The following table summarizes the Company’s utilization of restructuring accruals from continuing operations, excluding merger related restructuring charges described in Note 2, for the year ended December 31, 2006, the predecessor period from January 1 through September 24, 2007 and the successor period from September 25 through December 31, 2007 (in millions):

	Employee Severance	Facility Closure
Remaining accrual at January 1, 2006 (Predecessor)	$66.2	$2.8
Expense provision	24.6	2.7
Cash payments and other	(60.4)	(3.9)
Changes in estimates	(3.3)	—

Remaining accrual at December 31, 2006 (Predecessor)	27.1	1.6
Expense provision	10.2	—
Cash payments and other	(24.6)	(1.0)
Changes in estimates	(2.3)	—

Remaining accrual at September 24, 2007 (Predecessor)	10.4	0.6
Expense provision	—	—
Cash payments and other	(3.7)	(0.5)
Changes in estimates	(0.2)	—

Remaining accrual at December 31, 2007 (Successor)	$6.5	$0.1

Impairments

During the 2007 predecessor period, the Company recorded a charge of $16.3 million related to the impairment of goodwill and intangible assets associated with the wind-down of the Company’s official check and money order business described in Note 1 and an additional $4.3 million related to the impairment of fixed assets and software associated with its government business included in All Other and Corporate. In 2006, impairment charges related to the impairment of a prepaid asset, software, terminals and buildings offset partially by gains on the sale of assets previously impaired. In 2005, Simpay Limited, the only client of First Data Mobile Payments, announced and executed a plan to cease operations. As a result, the Simpay product solutions supporting interoperable mobile payments was not launched as planned. Based on these developments and the completion of a strategic review, the Company

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

significantly reduced the scale of its operations. These actions and the reduced business outlook led the Company to record asset impairment charges of approximately $28.4 million related to goodwill, other assets and fixed assets. Several smaller unrelated impairment charges were also taken in 2005.

Litigation and regulatory settlements

In the predecessor period from January 1, 2007 through September 24, 2007, the Company recorded a $5.0 million litigation accrual associated with a judgment against the Company pertaining to a vendor contract issue and a benefit of $2.5 million related to the Visa settlement originally recorded in 2006 both in All Other and Corporate. During 2006, the Company recorded a benefit of approximately $45 million due to the settlement with Visa within All Other and Corporate. Also in 2006, excess litigation accruals in the Commercial Services segment totaling $7.5 million were released. The Company recorded minority interest expense of $3.5 million associated with this release. Additionally, a $15.0 million settlement associated with a patent infringement lawsuit against TeleCheck was recorded, clearing all past and future claims related to this litigation, as was a charge of $2.7 million related to the settlement of a claim within All Other and Corporate.

Other

The majority of the benefit recorded during the 2007 predecessor period related to the release of a portion of the domestic escheatment accrual made in the fourth quarter 2005. The release was prompted by reaching resolution with a large majority of states as to the Company’s escheatment liability. During 2005, the Company recognized a charge related to an additional accrual of domestic and international escheatment liabilities related to years prior to 2005. Additionally, other charges related to the reimbursement to certain clients for the misallocation of certain pass-through billings, the majority of which related to 2004. The misallocations had no impact on prior period expenses.

Note 4: Business Combinations, Asset Acquisitions and Dispositions

	Initial Consideration (b)
Businesses and Assets Acquired	Month	Total	Cash
	(in millions)
2007:
Successor
First Data Government Solutions (“FDGS”) minority holder buyout	November	$73.8	$73.8
Merchant Solutions Joint Venture	November	29.7	29.7
Three other acquisitions and merchant portfolio acquisitions		48.7	48.7

		$152.2	$152.2

Predecessor
Instant Cash Services® (“Instant Cash”)	March	$125.7	$125.7
FundsXpress	June	134.9	134.9
First Data Polska (formerly POLCARD SA)	August	331.9	331.9
Four other acquisitions and merchant portfolio acquisitions		122.1	122.1

		$714.6	$714.6

2006:
ClearCheck, Inc. (“ClearCheck”)	March	$18.7	$18.7
First Data Deutschland (“FDD”, formerly Gesellschaft fur Zahlungssysteme) (a)	June	3.1	3.1
Peace Software (“Peace”)	August	85.1	85.1
First Data Cono Sur (“Cono Sur”, formerly ArgenCard)	December	193.8	193.8
Three other acquisitions and merchant portfolio acquisitions		34.7	34.7

		$335.4	$335.4

2005:
International Card Services Joint Venture (“ICS”)	June	$27.1	$27.1
EuroProcessing International (“EPI”)	July	131.2	131.2
First Data Austria (formerly Austrian Payment Systems Services GmbH)	November	163.8	163.8
First Data Korea (formerly Korea Mobile Payment Services)	November	57.0	57.0
Three other acquisitions and merchant portfolio acquisitions		107.8	107.8

		$486.9	$486.9

(a)	The consideration for FDD is substantially offset by the proceeds from the sale of its wholly owned subsidiary easycash.
(b)	Does not consider cash acquired or debt assumed.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2007 Acquisitions

Predecessor

In January 2007, the Company acquired Size Technologies, a provider of loyalty, stored value and transaction marketing solutions. Size Technologies is reported as part of the First Data Commercial Services segment.

In February 2007, the Company acquired the assets of Datawire, an internet-based transaction delivery company. Datawire is reported as part of the First Data Commercial Services segment.

In March 2007, the Company acquired Intelligent Results, a customer data analytics and decision management software provider. Intelligent Results is reported as part of All Other and Corporate.

In March 2007, the Company acquired Instant Cash, a debit card and ATM payment processing service provider for community banks, credit unions, thrifts and non-financial institutions. The preliminary purchase price allocation resulted in identifiable intangible assets of $54.3 million, which were being amortized over three to 10 years, and goodwill of $70.2 million. A majority of Instant Cash is reported as part of the First Data Financial Institution Services segment and the remaining portion is reported as part of the First Data Commercial Services segment.

In June 2007, the Company acquired FundsXpress, a provider of online banking and bill payment services. The preliminary purchase price allocation resulted in identifiable intangible assets of $45.0 million, which were being amortized over eight years, and goodwill of $88.7 million. FundsXpress is reported as part of the First Data Financial Institution Services segment.

In August 2007, the Company acquired First Data Polska, a merchant acquirer and card issuer processor in Poland. The preliminary purchase price allocation resulted in identifiable intangible assets of $138.6 million, which were being amortized over eight years, and goodwill of $174.0 million. First Data Polska is reported as part of the First Data International segment.

The aggregate cash paid, net of cash acquired, for acquisitions during the predecessor period from January 1, 2007 through September 24, 2007 was approximately $690 million. The preliminary valuations of the identifiable intangible assets of the businesses acquired during the 2007 predecessor period are contemplated in the preliminary valuation associated with the merger discussed in Note 2.

Successor

In November 2007, the Company purchased the remaining interest in its FDGS subsidiary previously owned by minority interest holders. FDGS is reported as part of All Other and Corporate.

In October 2007, the Company acquired Deecal International, a specialist software solutions provider for commercial payments in Dublin, Ireland. Deecal International is reported as part of the First Data International segment.

In November 2007, the Company acquired Check Forte, a payment transaction processing company in Brazil. Check Forte is reported as part of the First Data International segment.

In November 2007, the Company formed a joint venture with Standard Chartered PLC (“Merchant Solutions”), of which the Company owns 56%. The joint venture provides merchant processing services in Asia. Merchant Solutions is a consolidated entity within FDC and is reported as part of the First Data International segment.

The aggregate cash paid, net of cash acquired, for acquisitions during the successor period from September 25, 2007 through December 31, 2007 was approximately $137 million. The aggregate preliminary purchase price allocation associated with acquisitions during the 2007 successor period resulted in identifiable intangible assets and goodwill as follows:

	Preliminary purchase price allocation (in millions)	Weighted-average useful life
Software	$4.6	7 years
Customer relationships	30.6	8 years
Other intangibles	7.8	10 years

Total identifiable intangibles	$43.0	8 years

Goodwill	$71.8

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Additional Information

The pro forma impact of all 2007 acquisitions on net income was not material.

In January 2008, the Company entered into a joint venture with Allied Irish Banks p.l.c. (“AIB”), of which the Company owns 50.01%. The joint venture will provide card acquiring services in the Republic of Ireland, the United Kingdom and elsewhere in Europe. AIB will be consolidated and reported in the First Data International segment.

2006 Acquisitions

The Company created a joint venture in January 2006 with Banca Nazionale del Lavoro (“BNL”) to provide merchant acquiring services for Italian merchants. The Company has a 49% ownership interest in the alliance and accounts for it under the equity method of accounting within the First Data International segment.

In March 2006, the Company acquired substantially all the assets of ClearCheck, a full-service provider of return check management systems for major retailers and supermarkets across the United States. ClearCheck is reported as part of the First Data Commercial Services segment.

In April 2006, the Company acquired the remaining interest of approximately 20% in its First Data Korea subsidiary and increased its ownership interest in its consolidated subsidiary OMNIPAY from approximately 47% to approximately 69% through a buyout of management shareholders. Both entities are part of the First Data International segment.

In June 2006, the Company acquired FDD, a German processor of cashless, card-based payment transactions. FDD is reported as part of the First Data International segment. The aggregate purchase price allocation resulted in $53.2 million in identifiable intangible assets, which were being amortized over seven to 23 years, and goodwill of $1.9 million. As part of the acquisition, the Company acquired easycash, a network solutions provider and a 100% owned subsidiary of FDD. As a condition for approval of the acquisition of FDD by FDC, the German Federal Cartel Office required that FDC sell the easycash subsidiary of FDD. easycash is involved in the business of point-of-sale terminal deployment and competes directly with FDC’s subsidiary TeleCash GmbH and Co. KG. easycash was sold in the fourth quarter 2006 for a purchase price equal to its allocated fair value resulting from the FDD acquisition.

In August 2006, the Company acquired Peace, a Customer Information System product company that develops advanced software for managing utility billing and customer care. Peace is reported as part of the First Data Financial Institution Services segment.

In December 2006, the Company acquired First Data Cono Sur, a provider of card issuing and merchant acquiring services in Argentina and Uruguay. The aggregate purchase price allocation resulted in identifiable intangible assets of $96.9 million, which were being amortized over seven to 11 years, and goodwill of $81.7 million. First Data Cono Sur is reported as part of the First Data International segment.

The aggregate cash paid during the year ended December 31, 2006 for the alliance and other acquisitions was approximately $287.5 million, net of cash received of $47.9 million. The aggregate purchase price allocation for these transactions resulted in $187.7 million in identifiable intangible assets, which were being amortized over five to 23 years, and goodwill of $159.2 million. The identifiable intangible assets of the acquisitions that occurred in 2006 are contemplated in the preliminary purchase price allocation associated with the merger discussed in Note 2.

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2005 Acquisitions

In June 2005, the Company formed a merchant alliance with ICS, a card issuer and acquirer in the Netherlands, by purchasing 51% of their merchant acquiring business. The Company owns 51% of the alliance, has management control and consolidates the alliance as part of the First Data International segment.

In July 2005, the Company acquired 100% of EPI, a provider of debit and credit card issuing and acquiring processing in nine Central and Eastern European countries. The purchase price allocation resulted in identifiable intangible assets of $39.4 million, which were being amortized over seven to 10 years, and goodwill of $75.5 million.

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

In November 2005, the Company acquired an approximately 80% interest in First Data Korea. First Data Korea provides financial payment services, including value-added network services, and terminal interface services to local merchants with focus on small and medium size customers.

The Company acquired 100% of First Data Austria in November 2005. First Data Austria provides debit and credit card issuing and acquiring processing, as well as card network operations and terminals and ATM processing. The purchase price allocation resulted in identifiable intangible assets of $44.3 million, which were being amortized over seven to 15 years, and goodwill of $112.4 million.

The aggregate cash paid during the year ended December 31, 2005, net of cash acquired of $43.0 million, for the merchant alliances and other acquisitions was $443.9 million. The aggregate purchase price allocation for these acquisitions resulted in $212.3 million in identifiable intangible assets, which were being amortized over three to 15 years, except patents and trade names of $13.0 million that were being amortized over five to 25 years, and goodwill of $225.5 million. The identifiable intangible assets of the acquisitions that occurred in 2005 are contemplated in the preliminary purchase price allocation associated with the merger discussed in Note 2.

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

The partial sale of PNC Merchant Services alliance in December 2005 resulted in cash proceeds of $39.8 million and a pretax gain of $36.3 million.

The following table outlines the net assets acquired and net cash paid for acquisitions (at date of acquisition) (in millions):

	Successor	Predecessor
	Period from September 25 through December 31, 2007	Period from January 1 through September 24, 2007	Year Ended December 31,
			2006	2005
Fair value of net assets acquired	$152.2	$714.6	$335.4	$486.9
Less cash acquired	(15.6)	(24.3)	(47.9)	(43.0)

Net cash paid for acquisitions	$136.6	$690.3	$287.5	$443.9

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents changes to goodwill for the successor period from September 25, 2007 through December 31, 2007, the predecessor periods from January 1, 2007 through September 24, 2007 and year ended December 31, 2006 (in millions):

	First Data Commercial Services	First Data Financial Institution Services	First Data International	Integrated Payment Systems	All Other and Corporate	Totals
Predecessor
January 1, 2006 balance	$4,739.3	$1,297.6	$899.2	$12.1	$146.4	$7,094.6
Acquisitions	15.6	53.7	122.6	—	—	191.9
Purchase price and allocation adjustments related to prior year acquisitions	(13.3)	—	12.1	—	—	(1.2)
Other Adjustments (primarily foreign currency)	0.1	—	74.2	—	(0.1)	74.2

December 31, 2006 balance	4,741.7	1,351.3	1,108.1	12.1	146.3	7,359.5
Acquisitions	41.9	148.3	174.7	—	15.4	380.3
Purchase price and allocation adjustments related to prior year acquisitions	(18.7)	(5.2)	7.9	—	—	(16.0)
Impairment associated with the wind-down of the official check and money order business	—	—	—	(12.1)	—	(12.1)
Other Adjustments (primarily foreign currency)	0.7	—	43.8	—	0.2	44.7

September 24, 2007 balance	4,765.6	1,494.4	1,334.5	—	161.9	7,756.4
Successor
Acquisitions	—	—	18.9	—	52.9	71.8
Preliminary purchase price adjustments related to the merger	6,371.6	1,225.1	1,531.4	—	(133.1)	8,995.0
Other Adjustments (primarily foreign currency)	0.1	—	(6.1)	—	—	(6.0)

December 31, 2007 balance	$11,137.3	$2,719.5	$2,878.7	$—	$81.7	$16,817.2

The terms of certain of the Company’s acquisition agreements provide for additional consideration to be paid if the acquired entity’s results of operations exceed certain targeted levels or if certain other conditions are met, as well as other payments or receipts of cash related to certain events that transpired subsequent to the acquisition of certain companies. Targeted levels are generally set substantially above the historical experience of the acquired entity at the time of acquisition. Such additional consideration is paid in cash and is recorded when payable as additional purchase price. Additional consideration was paid totaling $0.5 million in the successor period from September 25, 2007 through December 31, 2007, $50.0 million in the predecessor period from January 1, 2007 through September 24, 2007, $51.1 million in 2006, and $55.8 million in 2005. The maximum amount of remaining estimable contingent consideration consists of potential cash payments of $42.9 million, all of which was payable and accrued at December 31, 2007. Other contingent consideration that is expected to be paid but is not reliably estimable is not expected to exceed $10 million over the next year.

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

The Chase Paymentech alliance meets the Significant Subsidiary test provided in Regulation S-X Rule 1-02 (w) in that the Company’s 2007 predecessor period and 2006 equity earnings of this alliance exceeded 20% of the Company’s consolidated income from continuing operations before income taxes. In accordance with Regulation S-X Rule 3-09, the financial statements of Chase Paymentech are filed with this Form 10-K as part of Item 15(c).

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2007, there were nine affiliates accounted for under the equity method of accounting, comprised of five merchant alliances and four strategic investments in companies in related markets. The majority of equity earnings relate to the Chase Paymentech alliance. The Company’s largest merchant alliance, Chase Paymentech, is 51% owned by J.P. Morgan Chase Bank, N.A., and 49% owned by FDC. The current term of the existing alliance agreement expires in 2010; however, JPMorgan had the right to terminate the alliance due to the change of control upon the closing of the merger. The Company has extended the time period to exercise this right to allow for further discussions regarding the alliance. If JPMorgan exercises its termination right, FDC has the right to receive 49% of the alliance’s merchant contracts by value and be allocated 49% of the alliance’s sales force.

In December 2005, FDC sold 20% of the PNC Merchant Services alliance (33% of the Company’s interest) and began accounting for it under the equity method of accounting retroactively back to January 1, 2005.

A summary of unaudited financial information for the merchant alliances and other affiliates accounted for under the equity method of accounting is as follows (in millions):

December 31,	Successor 2007	Predecessor 2006
Total assets	$7,450.9	$7,006.8
Total liabilities	$6,201.1	$5,994.3

	Successor	Predecessor
	Period from September 25, 2007 through December 31, 2007	Period from January 1, 2007 through September 24, 2007	Year ended December 31, 2006	Year ended December 31, 2005
Net operating revenues	$477.9	$1,193.8	$1,489.9	$1,353.0
Operating expenses	252.6	667.5	877.6	790.4

Operating income	225.3	526.3	612.3	562.6

Net income	$216.9	$506.1	$580.0	$517.7

FDC equity earnings	$46.8	$223.0	$283.1	$232.9

Net operating revenues and operating expenses for 2005 have been adjusted to reflect the impact of conforming accounting policies resulting from the integration of the Chase Merchant Services and Paymentech alliances in the fourth quarter of 2005. Net operating revenues, operating expenses, operating income, and net income in the above table for 2005 have been adjusted to reflect eliminations among certain of the merchant alliances. The adjustments for eliminations had no effect on FDC’s share of net income or equity earnings.

The primary components of assets and liabilities are settlement-related accounts as described in Note 6.

The formation of a merchant joint venture alliance accounted for under the equity method of accounting generally involves the Company and/or a financial institution contributing merchant contracts to the alliance and a cash payment from one owner to the other to achieve the desired ownership percentages. The asset amounts reflected above are owned by the alliances and other equity method investees and do not include any of such payments made by the Company. As discussed in Note 2, a portion of the preliminary purchase price related to the merger was allocated to the Company’s investments in unconsolidated joint ventures. The amount by which the total of the Company’s investments in its joint ventures exceeded its proportionate share of the joint ventures’ net assets totaled $3,190.8 million and $538.5 million at December 31, 2007 and 2006, respectively. The non-goodwill portion of this amount is considered an identifiable intangible asset that is amortized accordingly. The estimated future amortization expense for these intangible assets as of December 31, 2007 is $194.9 million in 2008, $161.2 million in 2009, $140.0 million in 2010, $105.9 million in 2011 and $89.7 million in 2012. These amounts assume that these alliances continue as they currently exist. Much of the difference between FDC’s proportionate share of the investee’s net income and FDC’s equity earnings noted above relates to this amortization.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6: Settlement Assets and Obligations

Settlement assets and obligations result from FDC’s processing services and associated settlement activities, including settlement of payment transactions. Settlement assets are generated principally from payment instrument sales (primarily official checks and financial institution money orders) and merchant services transactions. Certain merchant settlement assets that relate to settlement obligations accrued by the Company are held by partner banks to which the Company does not have legal ownership but has the right to use to satisfy the related settlement obligation. FDC records corresponding settlement obligations for amounts payable to merchants and for payment instruments not yet presented for settlement. At December 31, 2006, the difference in the aggregate amount of such assets and liabilities is primarily due to unrealized net investment gains and losses, which are reported as OCI in stockholders’ equity. As noted below and at December 31, 2007, the majority of settlement assets were invested in short-term investments so there was no such difference. The principal components of FDC’s settlement assets and obligations are as follows (in millions):

December 31,	Successor 2007	Predecessor 2006
Settlement assets:
Cash and cash equivalents	$13,640.4	$2,750.6
Investment securities	1,085.8	12,106.7
Due from card associations and bank partners	3,214.7	4,279.3
Due from selling agents	287.5	13.2

	$18,228.4	$19,149.8

Settlement obligations:
Payment instruments outstanding	$11,258.4	$11,938.0
Card settlements due to merchants	5,283.0	5,312.9
Due to selling agents	1,687.0	1,915.6

	$18,228.4	$19,166.5

Cash equivalents consist of short-term time deposits, commercial paper, short-term variable rate demand notes and other investments. See Note 7 for information concerning the Company’s investment securities.

FDC generates revenues from its investment of certain settlement assets, a substantial majority of which are cash equivalents and investment securities within the Company’s Integrated Payment Systems (“IPS”) segment. During 2007, the IPS investment portfolio was repositioned from long-term municipal obligations to principally short-term investments. At December 31, 2007, the IPS segment portfolio was invested in short-term investment securities with ratings of “A1 / P1” or better. IPS’s long-term investments were rated “AA” or better. IPS segment investment portfolio balances averaged $12.6 billion in 2007, $13.1 billion in 2006 and $13.4 billion in 2005. Investment revenues (before commissions to certain selling agents and hedging gains and losses) from the IPS segment portfolio totaled $116.6 million for the successor period September 25, 2007 through December 31, 2007, $341.5 million for the predecessor period January 1, 2007 through September 24, 2007, $469.5 million in 2006, and $448.3 million in 2005 ($172.5 million, $524.0 million, $720.5 million, and $691.7 million, respectively, on a pretax equivalent basis).

Note 7: Investment Securities

Investment securities are a principal component of the Company’s settlement assets, and represent the investment of funds received by FDC from the sale of payment instruments (principally official checks and financial institution money orders) by authorized agents. During 2007, in conjunction with the wind-down of the official check and money order business, the Company repositioned a majority of the investment portfolio classified within settlement assets from long-term state and municipal obligations to more liquid investments of shorter duration, though still generally tax exempt. Realized pretax gains and (losses) from the sale of these investment securities reclassified out of OCI into “Investment income” were $(3.9) million in the successor period from September 25, 2007 through December 31, 2007, $4.4 million in the predecessor period from January 1, 2007 through September 24, 2007, $0.3 million for 2006 and $0.4 million for 2005. The Company uses specific identification to determine the cost of a security sold and the amount of gains and losses reclassified out of OCI. The Company received proceeds from the sale of long-term investments of $0.7 billion in the successor period from September 25, 2007 through December 31, 2007, $10.9 billion in the predecessor period from January 1, 2007 through September 24, 2007, $18.5 million in 2006 and $46.2 million in 2005.

The Company also maintains various other investments many of which are classified as available-for-sale and carried at fair market value of $43.6 million at December 31, 2007 and $92.7 million at December 31, 2006. Such investments are recorded in the

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

“Other assets” line item of the Consolidated Balance Sheets and include primarily equity securities. In addition, the Company has investments in non-marketable equity securities and other investments that are carried at cost of $27.5 million and $34.8 million at December 31, 2007 and 2006, respectively, and are also recorded in the “Other assets” line item of the Consolidated Balance Sheets. Realized gains and losses associated with the investments described above are recognized in the “Other income (expense)” line item of the Consolidated Statements of Income.

The principal components of investment securities are as follows (in millions):

	Cost(1)	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Successor
December 31, 2007
State and municipal obligations (2)	$1,080.0	$—	$—	$1,080.0
Other securities:
Cost-based investments	27.5	—	—	27.5
Equity	43.0	—	—	43.0
Preferred stock	6.4	—	—	6.4

Total other	76.9	—	—	76.9

Totals	$1,156.9	$—	$—	$1,156.9

Predecessor
December 31, 2006
State and municipal obligations	$12,023.1	$115.4	$(89.0)	$12,049.5
Mortgage-backed securities	27.1	0.1	(0.2)	27.0
Other securities:
Investment partnerships (3)	93.3	—	—	93.3
Cost-based investments	34.8	—	—	34.8
Equity	—	0.3	—	0.3
Preferred stock	26.8	2.5	—	29.3

Total other	154.9	2.8	—	157.7

Totals	$12,205.1	$118.3	$(89.2)	$12,234.2

(1)	Represents amortized cost for debt securities.
(2)	Auction rate securities represent $1,076.7 million of this balance. Currently the auction mechanism on certain of these investments has failed so these investments are not liquid; however, the securities remain “AA” rated and the Company has the ability and intent to hold them until the auction mechanism or alternative liquidity vehicle is established. The Company does not believe these securities are impaired.
(3)	Investments in investment partnerships are accounted for under the equity method of accounting.

The following table presents maturity information for the Company’s debt securities, excluding consideration of auction mechanisms, at December 31, 2007 (in millions):

Fair Value
Due within one year	$3.2
Due after one year through five years	—
Due after five years through 10 years	35.0
Due after 10 years	1,041.8

Total Debt Securities	$1,080.0

Unrealized losses at December 31, 2007 are less than $50,000. The following table presents the gross unrealized losses and fair value of the Company’s investments with unrealized losses that were not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006 (in millions):

	Less than 12 months		More than 12 months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value	Total Unrealized Losses
State and municipal obligations	$893.7	$(3.7)	$5,545.2	$(85.3)	$6,438.9	$(89.0)
Mortgage-backed securities (a)	2.0	—	15.0	(0.2)	17.0	(0.2)

(a)	Unrealized losses less than 12 months are less than $50,000.

Note 8: Nonderivative and Derivative Financial Instruments

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

Management of nonderivative financial instrument risks

FDC does not hold or issue financial instruments for trading purposes. FDC encounters credit and market risks related to the Company’s financial instruments, principally its investment securities. The Company attempts to mitigate credit risk by making high-quality investments. A majority of all its investments were in short-term securities at December 31, 2007, with a large portion of its settlement assets in cash and cash equivalents.

Fair value of financial instruments

Carrying amounts for certain of FDC’s financial instruments (cash and cash equivalents, short-term investments and short-term borrowings) approximate fair value due to their short maturities. Accordingly, these instruments are not presented in the following table. The following table provides the estimated fair values of certain nonderivative financial instruments and derivative financial instruments (in millions):

	Successor		Predecessor
December 31,	2007		2006
	Carrying Value	Fair Value	Carrying Value	Fair Value
Nonderivative financial instruments:
Long-term investment securities	$1,156.9	$1,156.9	$12,234.2	$12,234.2
Long-term debt	21,953.5	20,331.0	2,294.3	2,235.0
Derivative financial instruments:
Interest rate swaps related to certain long-term investment securities, net	—	—	44.7	44.7
Interest rate swaps related to fixed rate debt	—	—	(51.9)	(51.9)
Interest rate swaps related to variable rate debt	(194.5)	(194.5)	—	—
Foreign currency forward contracts	(2.3)	(2.3)	(1.6)	(1.6)
Foreign currency swaps related to net investments in foreign entities	(7.0)	(7.0)	(62.2)	(62.2)
Other foreign currency swaps	(3.4)	(3.4)	(3.2)	(3.2)
Costless collars related to investment in certain equity securities	(12.8)	(12.8)	—	—

The estimated fair value of long-term investment securities is based primarily on market quotations. As discussed in Note 10, a portion of the Company’s long-term debt as of December 31, 2007 represents bridge financing (“bridge facilities”) for which quoted market values do not exist. The fair market value of this bridge financing in the form of the senior unsecured cash-pay term loan facility was estimated using the quoted market value of the senior unsecured cash-pay notes as a basis as they have similar terms and the fair market value of the senior unsecured PIK term loan facility and the senior subordinated unsecured term loan facility were estimated using a PIK calculator and bond calculator, respectively, based upon certain assumptions made by the Company. Assumptions included the following: estimated yields based upon instruments with similar terms, durations and credit ratings; and

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

coupon rates equal to the cap rates of the instruments per the agreements as described in Note 10. The fair market value of the remaining pre-merger long-term debt was based upon quoted market values. The estimated fair value of derivative financial instruments is modeled in Bloomberg software using the Bloomberg reported market data based on mid-market prices and the actual terms of the derivative contracts. While the Company believes its estimates result in a reasonable reflection of the fair value of these instruments, the estimated values may not be representative of actual values that could have been realized as of December 31, 2007 or that will be realized in the future.

DERIVATIVE FINANCIAL INSTRUMENTS

Accounting for Derivative Instruments and Hedging Activities

The Company utilizes certain derivative financial instruments to enhance its ability to manage risks that exist as part of its ongoing business operations. The Company recognizes the fair value of all derivatives in the “Other assets” and “Accounts payable and other liabilities” captions in the Consolidated Balance Sheets at their fair value.

Two events occurred during 2007 that caused a significant change in the use of derivatives. As discussed in Note 1 and in February 2007, the Company announced its intent to gradually exit the official check and money order businesses. As of December 31, 2007, nearly all of the long-term instruments associated with these businesses were converted into more liquid instruments of shorter duration. In conjunction with the repositioning of the portfolio, the Company terminated all of the associated interest rate swaps that qualified as fair value hedges of the investments upon sale of the related investments.

As discussed in Note 2 and on September 24, 2007, the Company was acquired through a merger by an entity controlled by affiliates of KKR. As a result of the merger and also on September 24, 2007, the Company repurchased a majority of its outstanding debt through a tender offer. The interest rate swaps associated with this debt were terminated at the time the debt was repurchased. On September 24, 2007, the Company issued approximately $22 billion of variable rate debt (though interest rates on $9 billion of the debt was subject to certain caps) and subsequently swapped $7.5 billion of this variable rate debt to fixed rates.

As of December 31, 2007, the Company uses derivative instruments to mitigate (i) cash flow risks with respect to changes in interest rates (forecasted interest payments on variable rate debt), foreign currency rates (forecasted transactions denominated in foreign currency) and market price risk related to an equity security and (ii) to protect the initial net investment in certain foreign subsidiaries and/or affiliates with respect to changes in foreign currency rates. Not all of these derivatives qualify for hedge accounting as discussed in more detail below.

With respect to derivative instruments that are afforded hedge accounting pursuant to Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, on the date the derivative instrument is entered into, the Company designates the derivative as a cash flow hedge, a fair value hedge or a hedge of a net investment depending on the asset, liability, forecasted transaction or net investment being hedged. Changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge are generally recorded in OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge are recorded immediately in earnings along with the corresponding change in the carrying value of the hedged item. Changes in the fair value of a net investment hedge are recorded as part of the cumulative translation adjustment in OCI.

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

In the predecessor periods, the Company used derivative instruments to mitigate cash flow risks with respect to forecasted transactions (commission payments) that in certain periods did not meet the documentation requirements of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) to qualify for hedge accounting. Accordingly such derivative instruments were marked-to-market through the Consolidated Statements of Income as part of the “Other income (expense)” line. By December 2006, the Company terminated all of these interest rate swaps and entered into new interest rate swaps that qualified for hedge accounting.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Risk Management Objectives and Strategies

The Company is exposed to various financial and market risks, including those related to changes in interest rates and foreign currency rates that exist as part of its ongoing business operations. The Company utilizes certain derivative financial instruments to enhance its ability to manage these risks. Derivative instruments are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company applies strict policies to manage each of these risks, including prohibition against derivatives trading, derivatives market-making or any other speculative activities. Although certain transactions do not qualify for hedge accounting, they are entered into for economic hedge purposes and are not considered speculative.

The Company’s policy is to minimize its cash flow, fair value and net investment exposures related to adverse changes in interest rates and foreign currency exchange rates. The Company’s objective is to engage in risk management strategies that provide adequate downside protection.

CREDIT RISK

FDC does not believe that its derivative financial instruments expose it to more than a nominal amount of credit risk as the counterparties are established, well-capitalized financial institutions with a long-term debt rating by Standard and Poor’s and Moody’s of “A” or “A2”, unless otherwise approved by the Company’s Investment Committee. The credit risk inherent in these agreements represents the possibility that a loss may occur from the nonperformance of a counterparty to the agreements. The Company performs a review at inception of the hedge, as circumstances warrant, and at least on a quarterly basis of the credit risk of these counterparties. The Company also monitors the concentration of its contracts with individual counterparties. FDC anticipates that the counterparties will be able to fully satisfy their obligations under the agreements. FDC’s exposures are in liquid currencies (primarily in U.S. dollars, euros and Australian dollars) and active equity markets, so there is minimal risk that appropriate derivatives to maintain the hedging program would not be available in the future.

DERIVATIVES NOT QUALIFYING FOR HEDGE ACCOUNTING

At the time of the merger all previous hedge accounting designations were nullified because of the merger. The Company redesignated certain of the previous derivatives in the same hedging relationships to continue to qualify for hedge accounting. The remaining derivative instruments continue to function as economic hedges but were not designated to qualify for hedge accounting. At December 31, 2007, those derivative instruments not designated as accounting hedges include foreign currency forward contracts to hedge forecasted foreign currency sales, a cross-currency swaps contract to hedge foreign currency exposure from an intercompany loan, a cross-currency swap contract to hedge foreign currency exposure to a net investment in foreign operations and costless collars to hedge the anticipated cash flows from the future sale of an equity security. As of December 31, 2007, the notional amount of the costless collars was 316,865 shares, the notional amount of the forward contracts was approximately 8.8 million Canadian dollars (approximately $8.9 million) and the notional amount of the cross-currency swaps was 21.5 million euro (approximately $31.2 million). The periodic change in the mark-to-market of the derivative instruments not designated as accounting hedges is recorded immediately in the income statement.

In the third quarter 2007, prior to the consummation of the merger, Sub entered into two forward starting, deal contingent interest rate swaps. Such swaps did not qualify for hedge accounting until consummation of the merger as discussed below in “Cash Flow Hedges”. From the date the swaps were entered into until designated as hedges on September 24, 2007, the swaps were marked-to-market which resulted in a charge of approximately $19 million. This amount was recorded as a successor transaction in “Other income (expense)” in the Consolidated Statements of Income.

The Company used to hedge the commission payment obligation (cash flows) associated with its official check business by entering into interest rate swap contracts but, due to insufficient hedge documentation, these swaps did not qualify for hedge accounting and were marked-to-market through the Consolidated Statements of Income. By December 2006, the Company terminated all of the above noted interest rate swaps and entered into new interest rate swaps that qualified for hedge accounting.

In 2006, in connection with a reduction in the outstanding balance of the Company’s long-term debt, the Company de-designated an amount of the associated fair value hedges in proportion to the reduction in the debt balance. On the same date that the de-designations were effective, the Company entered into new derivative instruments (“mirror” swaps) with the terms exactly

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

opposite to the de-designated proportions of the existing swaps. The de-designated proportions of the swaps and the new mirror swaps were not designated as accounting hedges and accordingly these derivatives were marked-to-market through the “Other income (expense)” line item of the Consolidated Statements of Income. Since the terms of the de-designated swaps and the mirror swaps were exactly opposite, the changes in fair value of these instruments offset each other and resulted in no or immaterial impact on a net basis on the Consolidated Statements of Income. These swaps were terminated at the time of the merger.

The Company had certain foreign currency derivative instruments that were effective as economic hedges prior to their termination in 2007, but were not designated as accounting hedges. Accordingly, the changes in fair value of such derivative instruments were recorded in the Consolidated Statements of Income and substantially offset the transaction gain or loss recognized on the underlying. The aggregate notional amount of these derivative instruments was 375.0 million yen at December 31, 2006.

DERIVATIVES THAT QUALIFY FOR HEDGE ACCOUNTING

Hedge of a Net Investment in a Foreign Operation

A cross currency swap that was designated as a net investment hedge prior to the merger was redesignated at the merger date as a hedge of net investments in foreign operations. Since the existing derivative instrument was not at zero fair value at the time of redesignation, the redesignated hedging relationship will result in some ineffectiveness which will be recognized immediately in the Consolidated Statements of Income. The effective portion of the change in fair value of the cross currency swap is recognized in the Consolidated Statements of Stockholders’ Equity. As of December 31, 2007, the aggregate notional amount of the Australian dollar cross currency swap was 115.0 million Australian dollars (approximately $100.5 million). As of December 31, 2007, the Company realized a $2.6 million gain in OCI in the successor period in the Consolidated Statements of Stockholders’ Equity associated with the net investment hedge.

The aggregate notional amount of the Australian dollar cross currency swaps was 230.0 million Australian dollars at December 31, 2006. The aggregate notional amounts of the euro cross currency swaps were 492.5 million euros at December 31, 2006. All but one of the Australian dollar swaps were terminated at the time of the merger.

Cash Flow Hedges

As noted above and in the third quarter 2007, prior to the consummation of the merger, Sub entered into two forward starting, deal contingent interest rate swaps. At the merger date such interest rate swaps were designated as cash flow hedges of the variability in the interest payments on a specified $3.0 billion portion of the approximate $12.8 billion variable rate senior secured term loan due to changes in the LIBOR interest rate (the benchmark interest rate). Since these swaps were entered into prior to the date of their designation and they were not at zero fair value on that date, the hedging relationships will result in some ineffectiveness. In the fourth quarter 2007, the Company entered into additional interest rate swaps designated as cash flow hedges of the variability in the interest payments on $4.5 billion of the variable rate senior secured term loan due to changes in the LIBOR interest rate (the benchmark interest rate). At December 31, 2007, the maximum length of time over which the Company is hedging its exposure is approximately five years. The effective portion of changes in fair value of the cash flow hedges is recorded temporarily in the Consolidated Statements of Stockholders’ Equity as a component of OCI and then recognized in the Consolidated Statements of Income in the same period or periods during which the payment of variable interest associated with the floating rate debt is recorded in earnings. Any ineffective portions of changes in fair value are recognized in the Consolidated Statements of Income, in “Other income (expense),” during the period of change. The Company follows the hypothetical derivative method to measure hedge ineffectiveness. Since the interest rate swaps entered into during the fourth quarter 2007 match the hypothetical derivative, there has been no ineffectiveness to recognize in the Consolidated Statements of Income for these hedges. A $1.2 million loss associated with ineffectiveness was recognized in earnings during the successor period from September 25, 2007 to December 31, 2007 related to the cash flow hedges of the first $3.0 billion portion of the debt. The amount of losses in OCI as of December 31, 2007 related to the hedged transactions that is expected to be reclassified into the Consolidated Statements of Income during the 12 months ending December 31, 2008 is approximately $31.9 million.

In the predecessor periods, the Company entered into derivatives to hedge certain cash flows associated with foreign currency exposures and the forecasted sale of an investment security. At their initiation, these derivative instruments qualified, and were designated, as cash flow hedges. On an individual and aggregate basis such derivatives were immaterial to the financial statements for the predecessor periods presented. The amount of ineffectiveness related to these cash flow hedges was immaterial. These derivative instruments were either terminated at the time of the merger or are currently not designated as hedges.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value Hedges

As discussed above in Note 2 and in connection with the merger, the Company terminated the interest rate swaps associated with its debt in connection with the repurchase of the underlying debt. Additionally, the Company terminated the interest rate swaps associated with the long-term investment portfolio of the official check and money order businesses. These hedges qualified for the short-cut method of accounting as described in paragraph 68 of SFAS 133. Accordingly, there was no ineffectiveness related to these interest rate swaps. The aggregate notional amount of these interest rate swaps was $1.5 billion and $7.6 billion at December 31, 2006, respectively. Subsequent to the merger, the Company had no outstanding fair value hedges that qualified for hedge accounting.

Accumulated Derivative Gains or Losses

The following table summarizes activity in other comprehensive income for the years ended December 31, 2007 and 2006 related to derivative instruments classified as cash flow hedges and net investment hedges held by the Company (in millions):

	Successor	Predecessor
	Period from September 25 through December 31, 2007	Period from January 1 through September 24, 2007	Year Ended December 31, 2006
Accumulated loss included in other comprehensive income at beginning of the period	$—	$(43.7)	$(15.7)
Less: Reclassifications into earnings from other comprehensive income	—	3.3	1.9

	—	(40.4)	(13.8)
Losses in fair value of derivatives (a)	(106.5)	(25.0)	(29.9)
Less: Purchase accounting adjustments due to merger	—	65.4	—

Accumulated loss included in other comprehensive income at end of the period	$(106.5)	$—	$(43.7)

(a)	– Losses are included in unrealized gains (losses) on hedging activities and in foreign currency translation adjustment on the Consolidated Statements of Stockholders’ Equity.

Note 9: Income Taxes

	Successor	Predecessor
	Period from September 25 through December 31, 2007	Period from January 1 through September 24, 2007	Year Ended December 31,
(in millions)			2006	2005
Components of pretax (loss) income before discontinued operations and certain minority interest adjustments:
Domestic	$(511.9)	$454.1	$951.2	$996.3
Foreign	34.0	137.4	102.9	(1.1)

	$(477.9)	$591.5	$1,054.1	$995.2

Provision (benefit) for income taxes before discontinued operations and certain minority interest adjustments:
Federal	$(182.9)	$55.0	$148.2	$146.4
State and local	(5.8)	36.3	34.2	28.6
Foreign	12.6	34.5	21.3	13.3

	$(176.1)	$125.8	$203.7	$188.3

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s effective tax rates from continuing operations differ from statutory rates as follows:

	Successor (1)	Predecessor
	Period from September 25 through December 31, 2007	Period from January 1 through September 24, 2007	Year ended December 31,
			2006	2005
Federal statutory rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	0.8	2.2	2.2	1.9
Foreign rate differential	(1.8)	(2.6)	(4.3)	(1.3)
Interest earned on municipal investments	7.6	(18.6)	(14.6)	(15.3)
Dividend exclusion	0.9	(1.9)	(1.2)	(1.3)
Valuation allowances	(5.6)	(0.3)	2.3	0.6
Prior year income tax return true-ups	0.0	2.3	0.0	0.0
Non-deductible merger related expenses	(0.1)	3.2	0.0	0.0
Other	0.0	2.0	0.0	(0.7)

Effective tax rate	36.8%	21.3%	19.4%	18.9%

(1)

The change from pretax income in the predecessor period from January 1, 2007 through September 24, 2007 to a pretax loss in the successor period from September 25, 2007 through December 31, 2007 resulted in this tax rate representing the rate of tax benefit to be recognized in the successor period rather than a tax expense in the predecessor periods. This causes a general shift in several components of the tax rate reconciliation to have the opposite effect on the tax rate than in previous periods.

FDC’s income tax provisions (benefits) consist of the following components:

	Successor	Predecessor
	Period from September 25 through December 31, 2007	Period from January 1 through September 24, 2007	Year Ended December 31,
(in millions)			2006	2005
Current
Federal	$(29.7)	$63.3	$193.1	$181.8
State and local	7.5	39.7	39.3	31.8
Foreign	13.7	48.5	32.1	15.0

	(8.5)	151.5	264.5	228.6
Deferred
Federal	(153.2)	(8.3)	(44.9)	(35.4)
State and local	(13.3)	(3.4)	(5.1)	(3.2)
Foreign	(1.1)	(14.0)	(10.8)	(1.7)

	(167.6)	(25.7)	(60.8)	(40.3)

	$(176.1)	$125.8	$203.7	$188.3

Income tax refunds received, net of tax payments, of $108 million in the successor period from September 25, 2007 through December 31, 2007 are more than the current benefit primarily due to the actual receipt of tax refunds related to the predecessor period from January 1, 2007 through September 24, 2007 and the year ended December 31, 2006. Income tax payments of $56 million in the predecessor period from January 1, 2007 through September 24, 2007 are less than current expense primarily due to increased tax benefits associated with the exercise of stock options recorded directly to equity resulting in a federal net operating loss carryback for a refund. Income tax payments of $86.0 million in 2006 are less than current expense primarily due to increased tax benefits associated with the exercise of stock options recorded directly to equity for 2006 and 2005 overpayment applied to 2006. Income tax payments of $262.0 million in 2005 are more than current expense primarily due to tax payments related to prior year tax liability and 2005 overpayment.

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Successor	Predecessor
December 31,	2007	2006
Deferred tax assets related to:
Reserves and other accrued expenses	$51.4	$21.5
Pension obligations	41.6	58.8
Employee related liabilities	61.6	74.2
Unrealized securities and hedging (gain)/loss	64.9	—
Net operating losses and tax credit carryforwards	182.8	8.6
U.S. foreign tax credit on undistributed earnings	87.0	66.9

Total deferred tax assets	489.3	230.0
Valuation allowance	(92.4)	(38.4)

Realizable deferred tax assets	396.9	191.6

Deferred tax liabilities related to:
Property, equipment and intangibles	(2,507.8)	(411.7)
Investment in affiliates and other	(23.1)	(115.4)
Deferred revenues	(3.0)	(2.0)
Unrealized securities and hedging (gain)/loss	—	(8.3)
U.S. tax on foreign undistributed earnings	(113.9)	(27.2)
Foreign exchange (gain)/loss	(11.8)	(55.9)

Total deferred tax liabilities	(2,659.6)	(620.5)

Net deferred tax liabilities	$(2,262.7)	$(428.9)

Included in the changes in the deferred tax balances above from December 31, 2006 to December 31, 2007 are deferred tax assets and liabilities for various acquisitions and for differences between the assigned fair market values and the tax bases of the assets and liabilities recognized in various purchase business combinations.

As of December 31, 2007, the Company had recorded a valuation allowance of $92.4 million against U.S. foreign tax credits and foreign net operating losses. The increase to the valuation allowance in 2007 was primarily due to a reevaluation of the future benefits to be realized from foreign tax credits subsequent to the merger on September 24, 2007. It is more likely than not that the tax benefit of those deferred tax assets will not be realized due to statutory limitations. Of the $92.4 million valuation allowance, $66.1 million, if subsequently reversed, would be recorded as a reduction to goodwill.

As of December 31, 2007, the Company had aggregate federal net operating loss carryforwards of approximately $350 million. If not utilized, these carryforwards will expire in years 2008 through 2027.

As of December 31, 2007, the Company had aggregate foreign net operating loss carryforwards of approximately $124 million. Foreign net operating loss carryforwards of $102 million, if not utilized, will expire in years 2008 through 2027. The remaining foreign net operating loss carryforwards of $22 million have an indefinite life.

As of December 31, 2007, the Company had aggregate state net operating loss carryforwards of approximately $134 million. If not utilized, these carryforwards will expire in years 2008 through 2027.

As of December 31, 2007 the Company had foreign tax credit carryforwards of approximately $24 million. If not utilized, these carryforwards will expire in the year 2017.

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the unrecognized tax benefits for the predecessor period from January 1, 2007 through September 24, 2007 and the successor period from September 25, 2007 through December 31, 2007 is as follows (in millions):

Predecessor:
Balance as of January 1, 2007	$303.5
Increases for tax positions of prior years	28.6
Increases for tax positions related to the current period	7.8
Decreases due to the lapse of applicable statute of limitations	(30.9)

Balance as of September 24, 2007	309.0

Successor:
Increases for tax positions of prior years	$5.4
Increases for tax positions related to the current period	58.4
Decreases for settlements with taxing authorities	(0.6)
Decreases due to the lapse of applicable statute of limitations	(4.1)

Balance as of December 31, 2007	$368.1

The unrecognized tax benefit is included in the “Accounts payable and other liabilities” line of the Consolidated Balance Sheets, net of the federal benefit on state income taxes (approximately $31 million at December 31, 2007), and included at December 31, 2007 was approximately $3 million of tax positions that, if recognized, would affect the effective tax rate in the successor period. In September 2007, the Company’s statute of limitations expired for certain state and federal positions without adjustment, resulting in the Company’s unrecognized tax benefits decreasing by approximately $31 million, of which $1 million was recognized as a decrease to income tax expense of the predecessor period and the remaining $30 million as a decrease to goodwill. The $31 million decrease was comprised of $4 million of federal and $27 million of state tax positions. The Company increased unrecognized tax benefits in the third quarter for uncertainty regarding a federal tax receivable in the amount of approximately $8 million. Additional state statutes expired in October 2007 decreasing the Company’s unrecognized tax benefits by approximately $4 million, all of which decreased goodwill.

As of December 31, 2007, the Company anticipates that its liability for unrecognized tax benefits will change within the next twelve months; however, the Company does not expect the change to significantly increase or decrease the total amounts of unrecognized tax benefits.

The Company recognizes interest related to unrecognized tax benefits and penalties in the “Income taxes” line item of the Consolidated Statements of Income. Included in the “Income tax (benefit) expense” line for the period from January 1 through September 24, 2007 and the period from September 25, 2007 through December 31, 2007 were approximately $6 million and $4 million, respectively, of accrued interest expense (net of related tax benefits). The Company had approximately $47 million of interest and penalties accrued at December 31, 2007 which are not included in the period ending balance of $368.1 million of unrecognized tax benefits. Accrued interest and penalties are included in the “Accounts payable and other liabilities” line of the Consolidated Balance Sheet.

The Company or one or more of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. As of December 31, 2007, the Company is no longer subject to income tax examination by the U.S. federal tax jurisdiction for years before 2002. State and local examinations are substantially complete through 1998.

Prior to the spin-off transaction, Western Union was part of the FDC consolidated, unitary and combined income tax returns (“combined tax returns”) through September 29, 2006. As contemplated in certain agreements associated with the spin-off transaction, the Company is indemnified by Western Union for certain taxes attributable to operations of Western Union with respect to periods before the spin-off date of September 29, 2006. Although the Company is indemnified by Western Union, the Company remains the primary obligor to the tax authorities with respect to such combined tax return liabilities related to Western Union. Accordingly, as of December 31, 2007, FDC had approximately $133 million of uncertain income tax liabilities, including interest and penalties, recorded related to Western Union operations with a corresponding receivable from Western Union, included in the “Accounts receivable” line of the Consolidated Balance Sheets, to reflect the indemnification for such liabilities. The liability for unrecognized tax benefits related to Western Union as of January 1, 2007 was approximately $115 million. Additionally, accruals for 2006 provision to return adjustments and interest expense increased the balance to approximately $133 million as of December 31, 2007. The Western Union contingent liability is in addition to the FDC liability for unrecognized tax benefits discussed above.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10: Borrowings

Borrowings consisted of the following at December 31, 2007 and December 31, 2006:

	Successor	Predecessor
(in millions)	December 31, 2007	December 31, 2006
Short-Term Borrowings:
Capital lease obligations	$49.6	$46.6
Other short-term debt	304.1	89.9
Senior secured revolving credit facility	60.0	—
Senior secured term loan facility due 2014	127.7	—
3.375% Notes due 2008	65.8	—
Medium-term notes	13.1	85.4
Long-Term Borrowings:
Medium-term note	—	40.4
3.375% Notes due 2008	—	499.5
3.90% Notes due 2009	13.8	102.7
4.50% Notes due 2010	18.5	158.7
5.625% Notes due 2011	34.9	156.6
4.70% Notes due 2013	14.2	478.8
4.85% Notes due 2014	4.7	375.1
4.95% Notes due 2015	7.5	399.7
Senior secured term loan facility due 2014	12,675.6	—
Senior unsecured cash-pay term loan facility due 2015	1,550.0	—
Senior unsecured PIK term loan facility due 2015(a)	2,817.5	—
9.875% Senior unsecured notes due 2015	2,200.0	—
Senior subordinated unsecured term loan facility due 2016	2,500.0	—
Capital lease obligations	114.5	128.4
Other long-term borrowings	2.3	6.3
Adjustments to carrying value for mark-to-market of interest rate swaps	—	(51.9)

	$22,573.8	$2,516.2

(a)	Payment In-Kind (“PIK”)

The Company had a $1.5 billion commercial paper program in the predecessor period that was supported by a $1.5 billion revolving credit facility, both of which were terminated in conjunction with the merger.

The Company has lines of credit associated with First Data Deutschland which totaled approximately 160 million euro, or approximately $232 million, as of December 31, 2007. The Company had the full amount outstanding against these lines of credit as of December 31, 2007 and $89.6 million outstanding as of December 31, 2006.

The Company also has lines of credit associated with Cashcard Australia, Ltd. (“Cashcard”) which are periodically used to fund ATM settlement activity. As of December 31, 2007, the lines of credit totaled approximately 162 million Australian dollars, or approximately $142 million. The Company had $54.6 million outstanding against these lines of credit as of December 31, 2007. There were no amounts outstanding against these lines of credit as of December 31, 2006.

The Company has two credit facilities associated with First Data Polska (formerly POLCARD) which are periodically used to fund settlement activity. As of December 31, 2007, the facilities totaled approximately 210 million Polish zloty, or approximately $84 million. The Company had an immaterial amount outstanding against these lines of credit as of December, 31 2007.

Debt Repurchases and repayments

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On September 24, 2007, in conjunction with the merger, the Company repurchased debt as follows:

(in millions)	Principal Amount Repurchased
Medium-term note due 2007	$59.8
Medium-term note due 2008	26.9
3.375% Notes due 2008	431.9
3.90% Notes due 2009	87.5
4.50% Notes due 2010	137.3
5.625% Notes due 2011	115.7
4.70% Notes due 2013	428.6
4.85% Notes due 2014	338.3
4.95% Notes due 2015	360.9

$1,986.9

In combination with the September debt repurchases, the Company terminated the interest rate swaps associated with these debt instruments. The Company incurred a fee of $6.0 million in connection with this debt repurchase as well as an $11.2 million charge representing the premium paid for consent from holders to modify terms of the Company’s debt they held. The gains and losses resulting from the debt repurchases were included in the “Other income (expense)” line of the Consolidated Statements of Income.

In December 2007, the Company paid off its medium-term note due in 2008 for $25.6 million.

In September 2006, the Company paid off senior notes in the amount of $650 million. In November and December 2006, the Company re-purchased approximately $1.7 billion of its long-term debt with proceeds from the spin-off.

Debt Issuances

On September 24, 2007, the Company entered into $22.0 billion of new debt instruments in conjunction with the merger. The senior unsecured cash-pay term loan facility, senior unsecured PIK term loan facility and senior subordinated unsecured term loan facility are discussed more fully below and represent bridge financing (the “bridge facilities”). The Company anticipates it may issue note securities to replace these bridge facilities on or before one year from the transaction date. In October 2007, $2.2 billion of the senior unsecured cash-pay term loan facility was repaid upon issuance of 9.875% senior unsecured cash pay notes due 2015, as discussed more fully below.

Fees totaling $555.0 million associated with the merger have been capitalized as deferred financing costs and are reported in the “Other assets” line of the Consolidated Balance Sheet. Approximately $112.5 million of fees were incurred and capitalized on the bridge facilities of which $27.5 million was subsequently recovered upon repayment of the $2.2 billion of senior unsecured cash-pay term loan facility. The terms of the bridge facilities provide for the repayment of all or a diminishing portion of the fees, depending upon timing, if the bridge facilities are refinanced in less than a year (currently, 50% of fees paid on bridge facilities are recoverable upon refinancing through May 21, 2008 and 25% are recoverable thereafter through September 24, 2008). The Company will incur additional underwriting fees when the bridge facilities are refinanced of which $44.0 million was incurred upon issuance of $2.2 billion of senior unsecured cash-pay notes and is included in the $555.0 million balance noted above. The deferred financing costs are being amortized using the interest method over the term of the respective debt, with a weighted-average period of six years.

Senior Secured Revolving Credit Facility and Senior Secured Term Loan Facility

The Company entered into a $2.0 billion senior secured revolving credit facility with a term of six years. The Company drew $200.0 million against the senior secured revolving credit facility at the time of the merger and $60.0 million was outstanding at December 31, 2007. The Company also entered into a $13.0 billion senior secured term loan facility with a term of seven years. At the merger date, the Company drew $11,775 million in the form of U.S. dollar denominated loan and $1,000 million in the form of euro denominated loan (709.2 million euro). The remainder, $225 million, was available in the form of a delayed draw term loan facility in an amount approximately equal to existing notes remaining outstanding after the tender offers described above were completed. The delayed draw term loan facility may be drawn as the remaining notes are repaid (of which approximately $26 million was drawn in December 2007 when existing notes were repaid).

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Interest is payable at a rate equal to, at the Company’s option, either (a) LIBOR for deposits in the applicable currency plus an applicable margin or (b) the higher of (1) the prime rate of Credit Suisse and (2) the federal funds effective rate plus 0.50%, plus an applicable margin. The Company, however, made an irrevocable election to pay interest for the senior secured term loan facility solely under option (a). In combination with the debt issuance, the Company designated as accounting hedges two five-year interest rate swaps related to the senior secured term loan facility with notional amounts of $2.0 billion and $1.0 billion to receive interest at variable rates equal to LIBOR and pay interest at fixed rates of 4.978% and 5.2475%, respectively. The Company entered into additional interest rate swaps in the successor period with an aggregate notional value of $4.5 billion to receive interest at variable rates equal to LIBOR and pay interest at fixed rates from 3.8665% to 4.924%.

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

The Company is required to pay equal quarterly installments in aggregate annual amounts equal to 1% of the original funded principal amount of the senior secured term loan facility, with the balance being payable on the final maturity date. Principal amounts outstanding under the senior secured revolving credit facility are due and payable in full at maturity. In December 2007, the Company paid approximately $32 million for both the U.S. dollar and euro-denominated term loans related to this provision.

The senior secured credit facilities contain certain mandatory prepayment requirements, such as excess cash flow, in certain circumstances, and certain prepayment penalties related to the senior secured term loan facility. Voluntary prepayments are allowed under certain circumstances. The Company may prepay outstanding loans under the senior secured revolving credit facility at any time.

Senior Notes

On October 24, 2007, the Company issued $2.2 billion aggregate principal amount of 9.875% senior notes due 2015, the net proceeds of which, together with cash on hand for the underwriting fees paid in connection with such sale, were used to repay $2.2 billion of the senior unsecured cash-pay term loan facility, described below. The senior notes are unsecured and rank senior in right of payment with all of the Company’s existing and future subordinated indebtedness. The senior notes rank equally in right of payment with all of the existing and future senior indebtedness, including under the senior unsecured interim credit facilities. The senior note guarantees are unsecured and rank senior in right of payment to all existing and future subordinated indebtedness of the Company’s guarantor subsidiaries and its senior subordinated unsecured interim credit facility. The senior note guarantees rank equally in right of payment with all existing and future senior indebtedness of the guarantor subsidiaries, including their guarantees under the senior unsecured interim credit facilities.

The notes accrue interest at the rate of 9.875% per annum and mature on September 24, 2015. Interest on the notes is payable on March 31 and September 30 of each year, commencing on March 31, 2008.

The Company may redeem the notes, in whole or in part, at any time prior to September 30, 2011 at a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest to the redemption date and a “make-whole premium” as defined. Thereafter, the Company may redeem the notes, in whole or in part, at established redemption prices. In addition, on or prior to September 30, 2010, the Company may redeem up to 35% of the notes with the net cash proceeds from certain equity offerings at established redemption prices.

The terms of the senior notes require the Company to file a registration statement with the United States Securities and Exchange Commission (the “SEC”) relating to an offer to exchange the notes and guarantees for publicly tradable notes and guarantees having substantially identical terms within 360 days of the original issue date of the notes. Additionally, the Company is required to use its reasonable best efforts to keep effective the shelf registration statement until the earliest of (i) two years after the original issue date of the notes, (ii) such time as all of the notes have been sold or (iii) the date upon which all notes covered by such shelf registration statement become eligible for resale. If a registration statement is not filed and effective or is not maintained effective as noted above, then additional interest will accrue on the principal amount of the notes at a rate of 0.25% per annum increasing an additional 0.25% per annum after a 90-day period not to exceed 0.5% per annum. Once the registration is effective in accordance with the above requirements such additional interest will cease to accrue. At this time no additional interest has accrued or is expected to be accrued.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Senior Unsecured Cash-pay Term Loan Facility and Senior Unsecured PIK Term Loan Facility

The Company entered into a $3.8 billion senior unsecured cash-pay term loan facility and a $2.8 billion senior unsecured PIK term loan facility with terms of eight years (“senior unsecured term loan facilities”). Interest for the first six-month period is payable at a rate equal to LIBOR plus 3.5% for the cash-pay term loan facility and LIBOR plus 4.5% for the PIK term loan facility. The margins, subject to certain caps noted below, will increase by an additional 0.50% at the beginning of each three-month period thereafter until September 24, 2008. At that time, margins, subject to certain caps noted below, will increase by 0.25% at the beginning of each three-month period thereafter for so long as the loans are outstanding. For so long as the Company is not in default, the maximum interest rates the Company may pay related to these facilities are 9.875% for the senior unsecured cash-pay term loan facility and 10.55% for the senior unsecured PIK term loan facility. The increase in interest rates is related to these facilities being bridge facilities and, as discussed above, the Company expects to refinance the borrowings under the bridge facilities. As noted above and in October 2007, $2.2 billion of the senior unsecured cash-pay term loan facility was repaid upon issuance of 9.875% senior unsecured cash pay notes due 2015.

Interest on the senior unsecured PIK term loan up to and including September 30, 2011 will be paid entirely by increasing the principal amount of the outstanding loan or by issuing senior unsecured PIK debt. Beginning October 1, 2011, such interest will be payable in cash.

If any borrowings under the senior unsecured term loan facilities remain outstanding on the one-year anniversary of the closing of the senior unsecured term loan facilities, the lenders will have the option to exchange the initial loans for senior cash-pay notes or senior PIK notes with a term of seven years.

The senior unsecured term loan facilities contain certain mandatory redemption requirements, such as “excess cash flow” as defined, in certain circumstances. Voluntary repayments are allowed and are subject to certain costs.

Senior Subordinated Unsecured Term Loan Facility

The Company entered into a senior subordinated unsecured term loan facility providing senior subordinated unsecured financing of $2.5 billion consisting of a $2.5 billion senior subordinated unsecured term loan facility with a term of nine years. Interest for the first six-month period is payable at a rate equal to LIBOR plus 4.75%. The margin, subject to certain caps noted below, will increase by an additional 0.50% at the beginning of each three-month period thereafter until September 24, 2008. At that time, the margin, subject to certain caps noted below, will increase by 0.25% at the beginning of each three-month period thereafter for so long as the loan is outstanding. For so long as the Company is not in default, the maximum interest rate the Company may pay related to this facility is 11.250%. The increase in interest rates is related to this facility being a bridge facility and, as discussed above, the Company expects to refinance the borrowings under the bridge facility.

If any borrowings under the senior subordinated unsecured term loan facility remain outstanding on the one-year anniversary of the closing of the senior subordinated unsecured term loan facility, the lenders will have the option to exchange the initial subordinated loan for senior subordinated notes with a term of eight years that the Company will issue under a senior subordinated indenture.

The senior subordinated unsecured term loan facility contains certain mandatory redemption requirements. Voluntary repayments are allowed and are subject to certain costs.

Guarantees and Covenants

All obligations under the senior secured revolving credit facility and senior secured term loan facility are unconditionally guaranteed by substantially all existing and future, direct and indirect, wholly owned, material domestic subsidiaries of the Company other than Integrated Payment Systems Inc. The senior secured facilities contain a number of covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, create liens, enter into sale and leaseback transactions, engage in mergers or consolidations, sell or transfer assets, pay dividends and distributions or repurchase the Company’s capital stock, make investments, loans or advances, prepay certain indebtedness, make certain acquisitions, engage in certain transactions with affiliates, amend material agreements governing certain indebtedness and change its lines of business. The senior secured facilities also require the Company to maintain a maximum senior secured leverage ratio and contain certain customary affirmative covenants and events of default, including a change of control beginning at the one year anniversary of debt issuance. The Company is in compliance with all applicable covenants as of December 31, 2007.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All obligations under the senior notes, senior unsecured term loan facilities and senior subordinated unsecured term loan facility are similarly guaranteed on a subordinated basis in accordance with their terms by each of the Company’s domestic subsidiaries that guarantee obligations under the Company’s senior secured term loan facility described above. These notes and facilities also contain a number of covenants similar to those described for the senior secured term loan facility noted above. The Company is in compliance with all applicable covenants as of December 31, 2007.

Maturities

Aggregate annual maturities of long-term debt are $176.8 million in 2009, $156.1 million in 2010, $166.7 million in 2011, $132.0 million in 2012 and $21,321.9 million in all periods thereafter.

Note 11: Supplemental Financial Information

Supplemental Income Statement Information

The “Other income (expense)” line item of the Consolidated Statements of Income includes investment gains and (losses), derivative financial instruments gains and (losses), divestitures, net, debt repayment gains and (losses) and non-operating foreign exchange gains and (losses). The following table details the components of other income (expense):

	Successor	Predecessor
	Period from September 25 through December 31, 2007	Period from January 1 through September 24, 2007	Year Ended December 31,
(in millions)			2006	2005
Investment gains and (losses)	$0.9	$(2.0)	$11.6	$22.3
Derivative financial instruments gains and (losses)	(33.3)	(0.6)	33.8	62.4
Divestitures, net	0.2	6.1	8.0	61.1
Debt repayment gains and (losses)	(17.2)	1.4	(30.8)	—
Non-operating foreign currency gains and (losses)	(24.6)	––	—	—

Other income (expense)	$(74.0)	$4.9	$22.6	$145.8

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental Balance Sheet Information

	Successor	Predecessor
December 31,	2007	2006
(in millions)
Accounts receivable:
Customers	$2,491.3	$1,887.9
Unconsolidated merchant alliances	52.5	58.8
Interest and other receivables	261.5	232.6

	2,805.3	2,179.3
Less allowance for doubtful accounts	(21.7)	(29.0)

	$2,783.6	$2,150.3

Property and equipment:
Land	$68.3	$70.6
Buildings	367.8	387.6
Leasehold improvements	35.3	150.0
Equipment and furniture	482.9	1,781.6
Equipment under capital lease	46.2	89.5

	1,000.5	2,479.3
Less accumulated depreciation	(61.2)	(1,711.3)

	$939.3	$768.0

Other assets:
Investments	$71.1	$127.5
Regulatory and escrowed cash	6.8	27.4
Derivative financial instruments	1.0	92.6
Prepaid expenses	172.4	165.1
Inventory	107.5	114.4
Pension asset	1.9	—
Deferred financing costs (net of amortization)	489.5	6.8
Other	49.2	11.1

	$899.4	$544.9

Accounts payable and other liabilities:
Accounts payable and accrued expenses	$806.7	$895.2
Compensation and benefit liabilities	299.2	260.5
Pension obligations	85.4	162.1
Accrued costs of businesses acquired (including deferred acquisition consideration)	77.9	70.0
Income taxes payable	439.0	143.2
Deferred income taxes	2,262.7	428.9
Minority interest	52.9	111.9
Derivative financial instruments	221.0	166.8
Other liabilities	448.3	398.2

	$4,693.1	$2,636.8

Supplemental Cash Flow Information

Supplemental cash flow information for the successor period from September 25 through December 31, 2007 and the predecessor period from January 1 through September 24, 2007 and for the years ended December 31, 2006 and 2005 is summarized as follows:

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Successor	Predecessor
	Period from September 25 through December 31,	Period from January 1 through September 24,	Year Ended December 31,
(in millions)	2007	2007	2006	2005
Income tax (refunds)/payments	$(108.0)	$56.0	$86.0	$262.0
Interest paid	547.5	90.5	263.5	183.5

Significant non-cash transactions

In addition to the transactions described below, the Company also issued restricted stock awards and restricted stock units, the details of which are discussed in Note 15.

During the 2007 successor period, the Company increased the principal amount of its senior unsecured PIK term loan facility by $67.5 million resulting from interest expense. As discussed in Note 10, interest on this facility is paid entirely by increasing the principal amount of the outstanding loan.

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

Note 12: Related Party Transactions

Merchant Alliances

A substantial portion of the Company’s business within the Commercial Services and First Data International segments are conducted through merchant alliances. No directors or officers of the Company have ownership interests in any of the alliances. Certain merchant alliances, as it pertains to investments accounted for under the equity method, are joint ventures between the Company and financial institutions. The formation of each of these alliances generally involves the Company and the bank contributing contractual merchant relationships to the alliance and a cash payment from one owner to the other to achieve the desired ownership percentage for each. The Company and the bank contract a long-term processing service agreement as part of the negotiation process. This agreement governs the Company’s provision of transaction processing services to the alliance. Therefore, the Company has two primary income streams from these alliances: its share of the alliance’s net income (classified as “Equity earnings in affiliates”) and the processing fees it charges to the alliance (classified as “Transaction and processing service fees”). The processing fees are based on transaction volumes and unit pricing as contained in the processing services agreement negotiated with the alliance partner. Additionally, the Company may have income streams such as from the sale of point-of-sale terminals and providing debit network services to alliances.

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

Management Agreement

On September 24, 2007 and in connection with the merger, First Data entered into a management agreement with affiliates of KKR (the “Management Agreement”) pursuant to which KKR will provide management, consulting, financial and other advisory services to the Company. Pursuant to the Management Agreement, KKR is entitled to receive an aggregate annual management fee of $20 million, which amount will increase 5% annually, and reimbursement of out-of-pocket expenses incurred in connection with the provision of services. The Management Agreement has an initial term expiring on December 31, 2019, provided that the term will be extended annually thereafter unless the Company provides prior written notice of its desire not to automatically extend the term. The Management Agreement shall terminate automatically upon the consummation of an initial public offering and may be terminated at any time by mutual consent of the Company and KKR. The Management Agreement also contains customary exculpation and indemnification provisions in favor of KKR and its affiliates. During the successor period from September 25, 2007 through December 31, 2007, the Company incurred $5.3 million of management fees.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition, pursuant to the Management Agreement, the Company paid KKR transaction fees of $260 million in 2007 for certain services provided in connection with the merger and related transactions. The Management Agreement provides that KKR also will be entitled to receive a fee equal to a percentage of the gross transaction value in connection with certain subsequent financing, acquisition, disposition, merger combination and change of control transactions, as well as a termination fee based on the net present value of future payment obligations under the Management Agreement in the event of an initial public offering or under certain other circumstances.

Subsequent to the merger, certain members of the Company’s Board of Directors are affiliated with KKR.

Transactions and Balances Involving Directors and Company Executives

The investments held by the Company in investment funds managed by Mr. Robinson, a member of its Board of Directors, prior to the merger are no longer a related party transaction since subsequent to the merger this individual is not affiliated with FDC. Mr. Robinson and members of his family have equity interests in various companies associated with the investment funds. Prior to authorizing the transactions summarized below, Mr. Robinson’s interests in the transactions were disclosed to and reviewed by the Board or the Oversight Committee of the Board in place at that time. Between 1996 and 2001, the Company committed to invest a total of $9 million to the investment funds noted above and as of December 31, 2007 less than 1% of such commitments remained unfunded. The Company is required to pay annual management fees to several of those entities ranging from 2% to 2.5% of the actively managed capital as well as its pro rata share of certain expenses. During 2007, the Company incurred management fees of approximately $25,000.

The Company has engaged in the following transactions with The Labry Companies and Plane Fish, LLC. Mr. Labry, an executive officer of the Company, is the sole shareholder of The Labry Companies, Inc. and sole member of Plane Fish, LLC. On January 31, 2006, the Company entered into a four year, eight month sublease agreement with The Labry Companies, Inc. for approximately 3,600 square feet of office space in Memphis, Tennessee. During 2007 and 2006, the Company paid approximately $170,846 and $159,916, respectively, to The Labry Companies, Inc. Prior to authorizing the transaction, Mr. Labry’s interest in the transaction was disclosed to and reviewed by the Board. Plane Fish, LLC, owns an aircraft which it leases to a charter company. The charter company makes the aircraft available to its customers, including the Company, which uses the aircraft solely in connection with business-related travel by Mr. Labry and other Company employees. In 2007 and 2006, the Company incurred $1,029,999 and $807,374, respectively, in expenses to the charter company for the charter of the aircraft.

Note 13: Commitments and Contingencies

The Company leases certain of its facilities and equipment under operating lease agreements, substantially all of which contain renewal options and escalation provisions. Total rent expense for operating leases was $24.8 million for the successor period from September 25, 2007 through December 31, 2007, and for the predecessor periods was $64.6 million from January 1, 2007 through September 24, 2007, $85.0 million in 2006, and $81.2 million in 2005.

Future minimum aggregate rental commitments at December 31, 2007 under all noncancelable leases, net of sublease income, were $216.5 million and are due in the following years: $62.2 million for 2008, $50.6 million for 2009, $42.8 million for 2010, $29.3 million for 2011, $19.4 million for 2012 and $12.2 million thereafter.

The sublease income is earned from leased space which FDC concurrently subleases to its customers with comparable time periods. Certain future lease rental income exceeds lease payments and was excluded from the rental commitment amounts above. At December 31, 2007, these amounts totaled $1.3 million in FDC obligations.

In addition, the Company has certain guarantees imbedded in leases and other agreements wherein the Company is required to relieve the counterparty in the event of changes in the tax code or rates. The Company believes the fair value of such guarantees is insignificant due to the likelihood and extent of the potential changes.

The Company has $37.4 million in outstanding letters of credit at December 31, 2007, the majority of which expire in 2008 with a one-year renewal option. The letters of credit are held in connection with certain business combinations, lease arrangements and bankcard association agreements. The Company expects to renew the letters of credit prior to expiration.

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

In Brennan, on May 4, 2005, the Court ruled on Defendants’ Motion to Dismiss and Motion for Judgment on the Pleadings. The Court did not dismiss the complaint, except for a technical dismissal of the claims against First Data Corporation, Bank One Corporation and JPMorgan Chase. On May 25, 2005, the plaintiffs filed an amended complaint which clarified the basis for alleging that the holding companies, First Data Corporation, Bank One Corporation and JPMorgan Chase, were liable. On July 21, 2005, Concord filed a motion for summary judgment seeking to foreclose claims arising after February 1, 2001—the date that Concord acquired the STAR Network. On August 22, 2005, the Court also consolidated all of the ATM interchange cases pending against the defendants in Brennan which will now be referred to collectively as the “ATM Fee Antitrust Litigation.” On September 14, 2006, a hearing on Concord’s Motion for Summary Judgment was held. On November 30, 2006, the Court issued an order that terminated the pending motion and requested further discovery on the limited issue of procompetitive justifications for the fixed ATM interchange by March 1, 2007. A hearing was held on the plaintiff’s motion to compel on May 23, 2007, at which time the Court directed the defendants to file a motion for summary judgment. On June 25, 2007, the Court entered an order on the motion to compel. On August 3, 2007, the Company filed a motion for summary judgment seeking to dismiss plaintiffs’ per se claims, arguing that there are procompetitive justifications for the ATM interchange. The hearing on this motion was held March 7, 2008 and the parties await the Court’s ruling. The Company intends to vigorously defend the action and an estimate of possible losses, if any, cannot be made at this time.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Six purported class action lawsuits have been filed against the Company and its directors challenging the process by which the Company agreed to enter into the Merger Agreement. These lawsuits have been consolidated into one action in Colorado state court and one action in Delaware state court, respectively. These purported class action complaints generally allege that the members of the Company’s Board of Directors breached their fiduciary duties of care and loyalty by entering into the Merger Agreement without regard to the fairness of the transaction to its shareholders or the maximization of shareholder value. The complaints also allege that the Company and/or KKR aided and abetted the directors’ breaches. The complaints generally seek class certification, an order enjoining consummation of the proposed merger, rescinding the proposed merger if it is consummated and setting it aside or awarding rescissory damages to members of the class, directing the defendants to exercise their fiduciary duties and account to the class members for unspecified damages, imposing a constructive trust in favor of the class for benefits improperly received by the defendants, and awarding costs and disbursements, including reasonable attorneys’ fees, experts’ fees and other costs and relief the Court deems just and proper.

The parties have entered into a settlement agreement which was executed and submitted to the Colorado state court for approval on December 12, 2007. On December 17, 2007 the District Court for Arapahoe County, Colorado granted preliminary approval of the settlement. A Notice of Pendancy and Settlement of Class Action and Hearing on Proposed Settlement was transmitted to the former shareholders of FDC in January. The notice provided for shareholders to submit any objections to the proposed settlement by February 26, 2008. Two objections were received. On March 7, 2008, the Court granted final approval of the settlement. The Company believes the complaints are without merit and intends to vigorously defend them in the event a settlement is not finalized.

In May 2002, DataTreasury Corporation (“DataTreasury”) commenced action in the United States District Court for the Eastern District of Texas (the “Court”) against the Company and its wholly owned subsidiaries First Data Merchant Services Corporation, TeleCheck Services, Inc. d/b/a Telecheck International, Inc., and Microbilt Corporation (subsequently merged into TASQ Technology, Inc.), (collectively, the “First Data Defendants”), alleging infringement of United States Patent No. 5,910,988 (the “988 Patent”) and Patent No. 6,032,137 (the “137 Patent”). The complaint sought a declaration that the 988 Patent and the 137 Patent were valid and enforceable, injunctive relief, unidentified damages, pre-judgment interest, treble damages, costs of suit and attorneys’ fees. The 988 Patent and the 137 Patent generally relate to remote data acquisition, encryption, centralized processing and storage. DataTreasury voluntarily dismissed the action filed with the Court and refiled the complaint on November 7, 2002 in the United States District Court for the Northern District of Texas asserting that the First Data Defendants infringed the 988 Patent and the 137 Patent. The complaint seeks a declaration that the 988 Patent and the 137 Patent are valid and enforceable, injunctive relief, unidentified damages, prejudgment interest, treble damages, costs of suit and attorneys’ fees. On November 15, 2002, the First Data Defendants filed a motion which was granted that the case be transferred to the Court. On March 1, 2005, the Court ruled on claim construction. DataTreasury filed amended infringement contentions in September 2005. On November 5, 2005, the First Data Defendants filed ex parte requests for reexamination of the 988 Patent and the 137 Patent with the United States Patent and Trademark Office (the “USPTO”). The First Data Defendants filed their final invalidity contentions in December 2005. The First Data Defendants filed a motion for summary judgment for patent invalidity on January 4, 2006. On September 12, 2005, DataTreasury filed a second complaint with the Court asserting that the Company’s wholly owned subsidiaries Remitco, LLC (“Remitco”) and Integrated Payment Systems Inc. infringed the 988 Patent and the 137 Patent. DataTreasury seeks a declaration that the 988 Patent and the 137 Patent are valid and enforceable, injunctive relief, unidentified damages, prejudgment interest, treble damages, costs of suit and attorneys’ fees. On November 21, 2006, the Court consolidated the two cases. On July 24, 2007, counsel for the parties agreed among other procedural matters to abate the case until 60 days after the issuance of reexamination certificates by the USPTO for both the 988 Patent and the 137 Patent or 60 days after the Remitco document production is completed, at which time DataTreasury will serve amended infringement contentions. In accordance with the agreement of the counsel for the parties, the Court entered an order denying as moot the pending Joint Motion for Entry of a Docket Control Order and refrained from entering a new schedule. The USPTO issued a Certificate of Reexamination on the 998 Patent on October 3, 2007 and on the 137 Patent in December 2007. The Company intends to vigorously defend the action and an estimate of possible losses, if any, cannot be made at this time.

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Note 14: Stockholders’ Equity

Dividends

In February 2005, the Company increased its quarterly dividend for common stockholders of record as of April 1, 2005 to $0.06 per common share from $0.02 per common share. Subsequent to the spin-off and in December 2006, the Company reduced its quarterly dividends from $0.06 per common share to $0.03 per common share for common stockholders of record as of January 2, 2007. Cash dividends of $45.3 million, $160.5 million and $184.9 million were declared for the predecessor periods from January 1, 2007 through September 24, 2007 and the years ended December 31, 2006 and 2005, respectively. As a result of the merger, the Company no longer pays cash dividends.

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

Other Comprehensive Income

The income tax effects allocated to and the cumulative balance of each component of OCI are as follows (in millions):

	Beginning Balance	Pretax Gain (Loss) Amount	Tax (Benefit) Expense	Net-of- Tax Amount	Western Union Dividend	Ending Balance
Successor
September 25, 2007 through December 31, 2007
Unrealized gains (losses) on hedging activities	$—	$(174.0)	$(64.9)	$(109.1)	$—	$(109.1)
Foreign currency translation adjustment	—	25.8	11.8	14.0	—	14.0
Minimum pension liability adjustment	—	2.5	0.9	1.6	—	1.6

	$—	$(145.7)	$(52.2)	$(93.5)	$—	$(93.5)

Predecessor
January 1, 2007 through September 24, 2007
Unrealized gains (losses) on securities	$18.1	$(29.0)	$(10.8)	$(18.2)	$—	$(0.1)
Unrealized gains (losses) on hedging activities	(4.4)	0.9	0.5	0.4	—	(4.0)
Foreign currency translation adjustment	79.2	96.0	(27.1)	123.1	—	202.3
Minimum pension liability adjustment	(63.5)	—	—	—	—	(63.5)
Adjustment to initially apply SFAS No. 158	(46.3)	—	—	—	—	(46.3)

	$(16.9)	$67.9	$(37.4)	$105.3	$—	$88.4

December 31, 2006
Unrealized gains (losses) on securities	$(49.2)	$107.1	$38.2	$68.9	$(1.6)	$18.1
Unrealized gains (losses) on hedging activities	(6.7)	3.3	1.0	2.3	—	(4.4)
Foreign currency translation adjustment	31.2	102.4	44.0	58.4	(10.4)	79.2
Minimum pension liability adjustment	(141.6)	2.4	(1.6)	4.0	74.1	(63.5)
Adjustment to initially apply SFAS No. 158	—	(74.0)	(27.7)	(46.3)	—	(46.3)

	$(166.3)	$141.2	$53.9	$87.3	$62.1	$(16.9)

December 31, 2005
Unrealized gains (losses) on securities	$71.4	$(185.5)	$(64.9)	$(120.6)	$—	$(49.2)
Unrealized gains (losses) on hedging activities	(18.3)	18.1	6.5	11.6	—	(6.7)
Foreign currency translation adjustment	108.7	(117.3)	(39.8)	(77.5)	—	31.2
Minimum pension liability adjustment	(163.6)	33.9	11.9	22.0	—	(141.6)

	$(1.8)	$(250.8)	$(86.3)	$(164.5)	$—	$(166.3)

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The successor period beginning balance of OCI was zero due to the previous balance being eliminated in purchase accounting for the merger.

Other Stockholders’ Equity Transactions

In 2007, the Company accelerated vesting of all outstanding stock options, restricted stock awards and restricted stock units as a result of the merger transaction. For information regarding stock compensation plans refer to Note 15 and for information regarding the merger refer to Note 2.

The following table presents stock repurchase programs authorized by the Board of Directors that were utilized for the predecessor period during the year ended December 31, 2005 through the predecessor period from January 1, 2007 through September 24, 2007, disclosing total shares purchased under each program during the respective years and the associated cost (in millions):

	Predecessor
	Period from January 1 through September 24, 2007		Year ended December 31,
			2006		2005
	Treasury Shares	Cost	Treasury Shares	Cost	Treasury Shares	Cost
Share repurchase programs:
$1.5 billion, authorized October 2004	—	—	—	—	22.2	$905.8
$2.0 billion, authorized February 2005	—	—	13.1	$325.8	20.2	807.8

	—	—	13.1	$325.8	42.4	$1,713.6

Treasury stock purchases related to employee benefit plans	11.2	$335.3	22.4	961.1	11.3	461.4

Total stock repurchases	11.2	$335.3	35.5	$1,286.9	53.7	$2,175.0

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

In connection with a service agreement executed in 2003, the Company issued a warrant to purchase shares of FDC common stock. After adjustment for the Company’s spin-off of The Western Union Company, the warrant provided for the purchase of 353,396 shares at a price of $28.30 per share. In conjunction with the merger, the warrant was exercised.

Note 15: Stock Compensation Plans

Successor Equity Plans

On October 26, 2007, the Company established a stock incentive plan for certain management employees of FDC and its affiliates (“stock plan”). This stock plan is at the Holdings level which owns 100% of FDC’s equity interests. The stock plan provides the opportunity for certain management employees to purchase shares in Holdings and then receive a number of options or restricted stock based on a multiple of their investment in such shares. The employees that choose to invest will enter into a management stockholders’ agreement. Principal terms of the management stockholders’ agreement include restrictions on transfers, lock ups, right of first refusal, registration rights, and a confidentiality, non-solicitation and non-compete covenant.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The expense associated with this plan will be recorded by FDC. FDC will use the Black-Scholes option pricing model to measure the fair value of equity-based awards granted to management. Option-pricing models require estimates of a number of key valuation inputs including expected volatility, expected dividend yield, expected term and risk-free interest rate.

In January 2008, 29.1 million time options and 27.4 million performance options were granted under the new stock plan. Generally, time options and performance options are granted equally, based on a multiple of the employee’s investment in shares of Holdings. Time options will vest equally over a five-year period and performance options will vest based upon Company EBITDA targets. These EBITDA targets have both annual and cumulative components.

In January 2008, 1.8 million restricted stock units were granted under the new stock plan. Grants were made as incentive awards. All restricted stock units will vest on September 24, 2012.

Predecessor Equity Plans

As discussed in Note 1 and effective January 1, 2006, the Company adopted SFAS 123R using the modified prospective method. The following table sets forth total stock-based compensation expense recognized in the noted line items of the Consolidated Statements of Income resulting from stock options, non-vested restricted stock awards, non-vested restricted stock units as well as the employee stock purchase plan (“ESPP”) (in millions):

	Predecessor
	Period from January 1 through September 24, 2007	Year ended December 31, 2006

Income before income taxes, minority interest, equity earnings in affiliates and discontinued operations	$(247.4)	$(66.5)
Income tax benefit	92.3	24.9

Income from continuing operations	$(155.1)	$(41.6)

The above table includes expense of $73.9 million in the predecessor period from January 1, 2007 through September 24, 2007 and $8.4 million for the year ended December 31, 2006, net of tax, resulting from restricted stock awards and restricted stock units. Expense related to restricted stock awards and restricted stock units was also recorded under the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”) in prior periods before the adoption of SFAS 123R. Included in the predecessor period in 2007 is $175.9 million of stock-based compensation expense due to the accelerated vesting of stock options, restricted stock awards and restricted stock units as the result of change in control provisions upon closing of the merger. There was no stock-based compensation capitalized during the predecessor period from January 1, 2007 through September 24, 2007 and the year ended December 31, 2006. Stock-based compensation expense is recognized in the “Cost of services” and “Selling, general and administrative” line items of the Consolidated Statements of Income.

As discussed in Note 2, vesting of FDC stock options, restricted stock awards and restricted stock units was accelerated upon closing of the merger. As a result, holders of stock options received cash equal to the intrinsic value of the awards based on a market price of $34.00 per share while holders of restricted stock awards and restricted stock units received $34.00 per share in cash, without interest, and the associated options and restricted stock were cancelled. Vesting of Western Union options, restricted stock awards and restricted stock units held by FDC employees was also accelerated upon closing of the merger. The acceleration of the vesting period resulted in a corresponding acceleration of expense recognition associated with the above noted awards.

As permitted by SFAS 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), during 2005 the Company followed APB 25 under which share-based payments to employees are accounted for using the intrinsic value method and, as such, generally recognized no compensation cost for employee stock options or the ESPP. The Company’s pro forma information for 2005 under SFAS 123, which reflects compensation expense equal to the fair value of the options, restricted stock awards and ESPP rights recognized over their vesting period, is as follows (in millions):

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Year ended December 31,	2005
Reported income from continuing operations	$807.5
Restricted stock expense and effect of accelerated vesting included in reported net income, net of tax	11.3
SFAS 123 expense, net of tax	(217.8)

Pro forma income from continuing operations	$601.0

Certain of the Company’s employee share-based compensation awards had terms that provided for vesting to continue after retirement. Prior to the adoption of SFAS 123R, the Company accounted for this type of arrangement by recognizing pro forma compensation cost over the stated vesting period for the SFAS 123 pro forma disclosures. Upon adoption of SFAS 123R, compensation cost was recognized over a shorter period that ended with retirement eligibility. The impact of applying the SFAS 123R requirements for accelerated expense recognition would have decreased the December 31, 2005 pro forma SFAS 123 compensation expense by $12.9 million, net of tax.

Stock Options and Employee Stock Purchase Plan Rights

FDC had two plans in the predecessor period that provided for the granting of stock options to employees and other key individuals who performed services for the Company. The options had been issued at prices equivalent to or in excess of the common stock’s fair market value at the date of grant and generally had 10-year terms. The requisite service period for stock options was the same as the vesting period, with the exception of retirement eligible employees who had shorter requisite service periods which ended when the employees became retirement eligible. Compensation expense related to stock options was recognized over the requisite service period. The vesting of options was accelerated upon closing of the merger as noted above.

In December 2005, the Company accelerated vesting of all outstanding unvested stock options granted by the Company to its officers and employees under the Company’s 2002 Long-Term Incentive Plan. The decision to accelerate the vesting of these stock options was made primarily to reduce share-based compensation expense that otherwise likely would be recorded in future periods following the Company’s adoption of SFAS 123R. The Company recognized compensation expense of $9.6 million from continuing operations during the fourth quarter of 2005 related to accelerated vesting. During the year ended December 31, 2006, the Company granted stock option awards under its plans for which the Company recognized compensation expense in accordance with the provisions of SFAS 123R.

Amounts accumulated for the ESPP through payroll deductions elected by eligible employees were used to make quarterly purchases of FDC common stock at a 15% discount from the lower of the market price at the beginning or end of the quarter. The fair value of these awards was recognized as compensation expense in the Consolidated Statement of Income for the year ended December 31, 2006 and in 2007 until the discontinuation of the ESPP plan as of June 30, 2007 in accordance with the provisions of SFAS 123R.

The fair value for FDC stock options granted and ESPP rights for the predecessor periods from January 1, 2007 through September 24, 2007 and the years ended December 31, 2006 and 2005 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Predecessor
	Stock Options
	Period from January 1 through September 24, 2007	2006	2005(a)
Risk-free interest rate	4.65%	4.62%	4.16%
Dividend yield	0.49%	0.58%	0.58%
Volatility	23.4%	23.5%	32.6%
Expected term (in years)	5 years	5 years	6 years
Fair value	$7	$7	$8

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Predecessor
	ESPP (b)
	Period from January 1 through September 24, 2007	2006	2005(a)
Risk-free interest rate	4.75%	4.74%	3.11%
Dividend yield	0.47%	0.54%	0.58%
Volatility	23.9%	22.9%	19.1%
Expected term (in years)	0.25	0.25	0.25
Fair value	$6	$8	$8

(a)	Assumptions used to calculate pro forma compensation expense under SFAS 123 discussed above.
(b)	The ESPP was terminated as of June 30, 2007.

Expected volatility—Prior to 2006, the Company used historical volatility to estimate the grant-date fair value of stock options and ESPP rights. The Company changed its method of estimating expected volatility for all stock options granted and ESPP rights after January 1, 2006 to implied volatility. The change in assumption, made in conjunction with the adoption of SFAS 123R, was expected to result in a more accurate estimate of the grant-date fair value of employee stock options. The Company calculated implied volatility on a daily basis using the Black-Scholes option pricing model. This calculation incorporated the market prices of a variety of traded options, the market price of the Company’s stock, the exercise price and remaining term of the traded options, the expected dividends, and the risk-free rate. The traded options used were similar in exercise price to awards granted to employees, were near-the-money, and typically had a remaining maturity of greater than one year. For each grant, the Company used the average of the daily implied volatilities for the six months preceding the grant date. For grants made after the Western Union spin-off, the Company used the average of the daily implied volatility for the period between the spin-off and the grant date. Using implied volatility versus historical volatility to value the stock options granted in 2006 resulted in a decrease in the total grant-date fair value of approximately $20 million.

Expected dividend yield—The dividend yield was the calculation of a rolling 12 month average stock price divided by the annualized dividend amount.

Expected term—The Company aggregated stock option awards into classes. For each class, the expected term was primarily based on the results of a study performed on the historical exercise and post-vesting employment termination behavior for similar grants. The expected terms were as follows: 4.5 year life for employees (Non-Board of Directors, Non-Executives), 7 year life for the Board of Directors and 7.5 year life for the Executive Committee. The expected term of ESPP rights was 0.25 years as purchase rights were achieved over the course of the quarter in which the employee participated in the employee stock purchase plan. Once the shares were purchased, the employee could sell their respective shares.

Risk-free interest rate—The risk-free rate for stock options granted during the period was determined by using a zero-coupon U.S. Treasury rate for the period that coincided with the expected terms listed above. The risk-free rate for ESPP rights was determined by using a 3-month maturity U.S. Treasury bond.

A summary of FDC stock option activity for the predecessor period from January 1, 2007 through September 24, 2007 is as follows (options in millions):

	Options	Weighted- Average Exercise Price
Outstanding at January 1, 2007	47.1	$21
Granted	7.0	$25
Exercised	(7.7)	$19
Cancelled / Forfeited *	(46.4)	$22

Outstanding at September 24, 2007	—

*	As noted above, vesting of stock options was accelerated upon the closing of the merger and then cancelled with a right to receive cash.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The total intrinsic value of stock options exercised during the predecessor periods from January 1, 2007 through September 24, 2007 and for the twelve months ended December 31, 2006 and 2005 was $86.2 million, $310.4 million and $168.1 million, respectively.

The Company received $187.4 million, $729.8 million and $319.5 million in cash proceeds related to the exercise of stock options and ESPP purchases during the predecessor periods from January 1, 2007 through September 24, 2007 and the twelve months ended December 31, 2006 and 2005, respectively. In addition, the Company realized total tax benefits from stock option exercises (and in 2007 the right to receive cash upon the accelerated vesting at the time of the merger) of $224.8 million, $122.9 million and $51.4 million during the predecessor periods from January 1, 2007 through September 24, 2007 and for the twelve months ended December 31, 2006 and 2005, respectively, which were recorded as increases to the “Additional paid-in capital” line item of the Consolidated Balance Sheets.

The adoption of SFAS 123R resulted in reflecting the excess tax benefit from the exercise of stock-based compensation awards in cash flows from financing activities. For the predecessor periods from January 1, 2007 through September 24, 2007 and the twelve months ended December 31, 2006, the excess tax benefit from stock-based compensation awards of $219.8 million and $124.2 million, respectively, was reflected as a use of cash in cash flows provided by operating activities and a source of cash in cash flows used in financing activities in the Consolidated Statements of Cash Flows.

In accordance with of SFAS 123R, the Company calculated its pool of excess tax benefits available to absorb write-offs of deferred tax assets in subsequent periods. At December 31, 2006, the balance of this pool was approximately $193 million. The pool of excess tax benefits was eliminated due to the merger.

Upon the exercise of stock options (or the issuance of restricted stock awards as described below), shares of common stock were issued from treasury stock. The Company maintained a systematic buyback program with its purchasing agent. The Company had set up a graduated scale of shares to be purchased based on the number of shares currently held in treasury stock.

Restricted Stock Awards and Restricted Stock Units

The Company granted 3.7 million restricted stock awards and restricted stock units in 2007.

During 2006, the Company implemented a new incentive compensation plan for certain employees which provided for the issuance of 1.1 million restricted stock awards or restricted stock units upon the achievement of certain performance criterion that were met in the third quarter 2006. The fair value of the awards granted in February 2006 was measured based on the market value of the shares on the date of grant. The vesting of the awards was accelerated upon closing of the merger as noted above.

In 2005, the Company awarded 550,000 shares of restricted stock to executive officers (460,000 shares were issued in the first quarter 2005 and 90,000 shares were issued in the fourth quarter 2005). The vesting of the stock awards was accelerated upon closing of the merger as noted above. The fair value of the 2005 grant of $21.2 million was measured based on the market value of the shares on the date of grant. Upon retiring from the Company in 2005, Mr. Fote’s, the former Chief Executive Officer, 2005 stock award was accelerated and all associated unamortized expense was recognized.

A summary of FDC restricted stock award and restricted stock unit activity for the predecessor period from January 1, 2007 through September 24, 2007 is as follows (awards/units in millions):

	Awards/Units	Weighted- Average Grant-Date Fair Value
Non-vested at January 1, 2007	1.1	$24
Granted	3.7	$25
Vested	(0.4)	$27
Cancelled / Forfeited *	(4.4)	$25

Non-vested at September 24, 2007 (a)	—

*	As noted above, vesting of restricted stock awards and restricted stock units was accelerated upon the closing of the merger and then cancelled with a right to receive cash.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The total fair value of shares vested (measured as of the date of vesting excluding the impact of accelerated vesting) was $9.8 million, $3.9 million and $8.5 million during the predecessor periods from January 1, 2007 through September 24, 2007 and the twelve months ended December 31, 2006 and 2005, respectively.

Note 16: Employee Benefit Plans

Defined Contribution Plans

FDC maintains a defined contribution savings plan covering virtually all of the Company’s U.S. employees and a Defined Contribution Pension Plan for employees in the United Kingdom. The plans provide tax-deferred amounts for each participant, consisting of employee elective contributions, Company matching and discretionary Company contributions.

Prior to the merger, the Company provided non-qualified deferred compensation plans for certain highly compensated employees. The plans provided tax-deferred contributions and matching of Company contributions under the defined contribution plans otherwise limited by the IRS or plan limits. These plans were terminated in October 2007.

The aggregate amounts charged to expense in connection with these plans were approximately $14.7 million for the successor period from September 25, 2007 through December 31, 2007 and for the predecessor were $39.8 million for the period from January 1, 2007 through September 24, 2007, $50.4 million in 2006, and $53.6 million in 2005.

Defined Benefit Plans

The Company has a defined benefit pension plan which is frozen and covers certain full-time employees in the U.S. Prior to the Western Union spin-off, the Company-sponsored U.S. plan participated in a master trust along with other defined benefit pension plans the majority of which related to Western Union. Upon spin-off, Western Union continued to sponsor its pension plans, and the master trust investments associated with these plans were transferred to a separate Western Union trust. The Company also has separate plans covering certain employees located in the United Kingdom, Greece and Germany. The United Kingdom Defined Benefit Plan is no longer offered to new employees; however, the Company is required to continue offering benefits to employees that were participating in the plan as of August 1, 2004. The cost of retirement benefits for eligible employees, measured by length of service, compensation and other factors, is being funded in accordance with laws and regulations of the respective countries.

In December 2006, the Company adopted the recognition provision of SFAS 158. This statement requires a company to recognize the funded status of a benefit plan as an asset or a liability in its statement of financial position (“the recognition provision”). In addition, a company is required to measure plan assets and benefit obligations as of the date of its fiscal year-end statement of financial position (“the measurement date provision”). The measurement date provision is effective for fiscal years ending after December 15, 2008. As a result of the merger, the Company measured the benefit plan assets and obligations as of the merger date and allocated purchase price to each plan equal to its funded status. Unrecognized gains and losses recorded to other comprehensive income in predecessor periods will no longer amortize into the Consolidated Statements of Income as a component of net periodic pension cost for the successor period. Additionally, for its new basis of accounting, the successor Company elected December 31 as the measurement date for its plans. As such, the adoption of the measurement date provisions of SFAS No. 158 has no impact on the Company’s financial position or results of operations. In predecessor periods, the Company used a September 30 measurement date for its plans. As a result of the aforementioned change in measurement date, the Company recorded a purchase accounting adjustment to goodwill to true up net periodic benefit expense for the predecessor period.

The following table provides a reconciliation of the changes in the plans’ projected benefit obligation and fair value of assets over the successor period from September 25, 2007 through December 31, 2007, the predecessor periods from September 30, 2006 through September 24, 2007 and the year ended September 30, 2006, and a statement of the funded status as of the respective period ends.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Successor	Predecessor
	Period from September 25 through December 31, 2007	Period from September 30, 2006 through September 24, 2007	September 30, 2006
(in millions)
Change in benefit obligation
Benefit obligation at beginning of period	$738.8	$708.2	$610.1
Service costs	2.7	10.6	11.5
Interest costs	10.8	36.6	32.4
Actuarial (gain)/loss	(3.8)	(21.9)	10.8
Acquired benefit obligations	—	4.3	—
Termination benefits (a)	—	1.4	3.6
Benefits paid	(7.0)	(22.0)	(24.0)
Plan participant contributions	0.6	2.6	2.8
Foreign currency translation	(9.8)	19.0	61.0

Benefit obligation at end of period	732.3	738.8	708.2
Change in plan assets
Fair value of plan assets at the beginning of period	626.7	546.1	451.1
Actual return on plan assets	9.1	52.7	42.9
Company contributions	27.5	31.9	27.4
Plan participant contributions	0.6	2.6	2.8
Benefits paid	(6.6)	(21.5)	(23.5)
Foreign currency translation	(8.5)	14.9	45.4

Fair value of plan assets at end of period	648.8	626.7	546.1

Funded status of the plans	$(83.5)	$(112.1)	$(162.1)

(a)	Restructuring activities in Europe resulted in an increase in the projected benefit obligation.

The net pension liability of $83.5 million at December 31, 2007 is made up of $1.9 million of non-current assets, $0.7 million of current liabilities and $84.7 million of non-current liabilities. The projected benefit asset is included in “Other assets” and the liabilities are included in “Accounts payable and other liabilities” on the Consolidated Balance Sheets.

As of December 31, 2007, the projected benefit obligation was in excess of the fair value of plan assets for all pension plans with the exception of the U.S. plan. The Company made an additional $20.0 million contribution to the U.S. plan in November 2007 resulting in the fair value of assets exceeding the projected benefit obligation in the amount of $1.9 million. As of September 30, 2006, the projected benefit obligation was in excess of the fair value of plan assets for all pension plans.

The accumulated benefit obligation for all defined benefit pension plans was $649.2 million at December 31,2007, $656.7 million at September 24, 2007 and $613.5 million at September 30, 2006.

The following table summarizes the activity in other comprehensive income for the successor period from September 25, 2007 through December 31, 2007 and the predecessor periods from January 1, 2007 through September 24, 2007 and the years ended December 31, 2006 and 2005, net of tax, excluding discontinued operations:

	Successor	Predecessor
	Period from September 25 through December 31,	Period from January 1 through September 24,	Year Ended December 31,
(in millions)	2007	2007	2006	2005
Total unrecognized gain/(loss) included in other comprehensive income at the beginning of period	—	$(109.8)	$(67.5)	$(84.5)
Adjustment for adoption of SFAS 158	—	—	(46.3)	—
Unrecognized gain/(loss) arising during the period	$1.1	—	(0.8)	8.1
Reclassification into earnings from other comprehensive income	—	—	5.7	7.1
Foreign currency translation	0.5	—	(0.9)	1.8

Total unrecognized gain/(loss) included in other comprehensive income at end of period	$1.6	$(109.8)	$(109.8)	$(67.5)

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts recorded in other comprehensive income represent unrecognized net gains and losses. The Company does not have prior year service costs or credits or net transition assets or obligations.

The following table provides the components of net periodic benefit cost for the plans:

	Successor	Predecessor
	Period from September 25 through December 31, 2007	Period from January 1 through September 24, 2007	Year Ended December 31,
(in millions)			2006	2005
Service costs	$2.7	$8.0	$11.5	$10.4
Interest costs	10.8	27.4	32.4	32.3
Expected return on plan assets	(11.1)	(35.7)	(33.4)	(29.8)
Amortization	—	7.7	9.1	10.9

Net periodic benefit expense	$2.4	$7.4	$19.6	$23.8

Assumptions

The weighted-average rate assumptions used in the measurement of the Company’s benefit obligation are as follows:

	Successor	Predecessor
	Period from September 25 through December 31,	Period from January 1 through September 24,	September 30,
	2007	2007	2006
Discount rate	5.98%	5.95%	5.18%
Rate of compensation increase*	4.09%	4.09%	3.89%

The weighted-average rate assumptions used in the measurement of the Company’s net cost are as follows:

	Successor	Predecessor
	Period from September 25 through December 31,	Period from January 1 through September 24,	Year ended December 31,
	2007	2007	2006	2005
Discount rate	5.83%	5.36%	5.09%	5.60%
Expected long-term return on plan assets	7.07%	6.75%	6.96%	7.57%
Rate of compensation increase*	3.95%	3.82%	3.62%	3.77%

*	Applies only to plans in the UK, Germany and Greece.

SFAS No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”), requires the sponsor of a defined benefit pension plan to measure the plan’s obligations and annual expense using assumptions that reflect best estimates and are consistent to the extent that each assumption reflects expectations of future economic conditions. As the bulk of pension benefits will not be paid for many years, the computation of pension expenses and benefits is based on assumptions about future interest rates, estimates of annual increases in compensation levels, and expected rates of return on plan assets. In general, pension obligations are most sensitive to the discount rate assumption, and it is set based on the rate at which the pension benefits could be settled effectively. Assumptions for the U.S. plans and the foreign plans are comparable in all of the above periods.

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Plan Assets

The Company’s pension plan asset allocation at December 31, 2007 and September 30, 2006, and target allocation based on the investment policy are as follows:

	Percentage of Plan Assets at Measurement Date
Asset Category	2007	2006
Equity securities	61%	62%
Debt securities	38%	37%
Other	1%	1%

Total	100%	100%

Asset Category	Target allocation	Target allocation
	U.S. plans	Foreign plans
Equity securities	30%	70%
Debt securities	68%	30%
Other	0-10%	0%

The following table details plan assets invested in related party securities:

	2006
Plan Asset Holdings (b)	Shares (in thousands)	Fair Market Value (in millions)	% of Total Plan Assets
FDC common stock (a)	4.7	$0.2	0.04%
Bank of New York common stock	7.4	$0.3	0.05%

(a)	The fair market value reflects the pre-spin-off value of FDC common stock.
(b)	All related party plan asset investments were terminated in 2007.

The maturities of debt securities at December 31, 2007 range from current to 80 years with a weighted-average maturity of 15 years.

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

Contributions

Contributions to plan assets in 2008 are expected to be approximately $40 million.

The estimated future benefit payments, which reflect expected future service, are expected to be $19.5 million in 2008, $19.8 million in 2009, $20.8 million in 2010, $22.1 million in 2011, $23.5 million in 2012 and $147.0 million in 2013 through 2017.

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The business segment measurements provided to, and evaluated by, the Company’s CODM are computed in accordance with the following principles:

•	The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

•	Segment revenue includes interest income, equity earnings in affiliates (excluding amortization expense) and inter-segment revenue.

•	The portion of corporate overhead allocated to the segments is based primarily on a relative percentage of total segment revenues.

•

Segment operating profit includes interest income, minority interest (excluding minority interest related to interest expense and income taxes) and equity earnings in affiliates, net of related amortization expense.

•

Segment operating profit excludes restructuring charges, asset impairment charges, significant litigation and regulatory settlement charges, other charges, interest expense, other income (expense), and income taxes since they are not allocated to the segments for internal evaluation purposes. While these items are identifiable to the business segments, they are not included in the measurement of segment operating profit provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation.

•	Revenues and operating profit of the IPS segment are stated on a pretax equivalent basis (i.e., as if investment earnings on nontaxable investments were fully taxable at FDC’s marginal tax rate).

The tables below address the operations of the Company based on how the Company operated in 2007 which is consistent with prior years. A revised successor operating structure described below will be effective January 1, 2008.

The following tables present the Company’s operating segment results for the successor period from September 25, 2007 through December 31, 2007 and the predecessor periods from January 1, 2007 through September 24, 2007 and the years ended December 31, 2006 and 2005 (in millions):

Successor period from September 25, 2007 through December 31, 2007 (in millions)	First Data Commercial Services	First Data Financial Institution Services	First Data International	Integrated Payment Systems	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$759.9	$330.4	$387.7	$15.8	$82.9	$1,576.7
Investment income, net	12.6	—	4.9	30.0	—	47.5
Product sales and other	93.2	11.7	92.2	0.2	25.7	223.0
Reimbursable debit network fees, postage and other	307.4	193.8	8.6	1.8	1.1	512.7
Equity earnings in affiliates (a)	95.6	—	9.1	—	1.0	105.7
Interest income	1.7	0.1	6.2	0.1	9.8	17.9

Total segment reporting revenues	$1,270.4	$536.0	$508.7	$47.9	$120.5	$2,483.5

Internal revenue and pretax equivalency	$6.5	$9.1	$1.3	$57.8	$6.7	$81.4
External revenue	1,263.9	526.9	507.4	(9.9)	113.8	2,402.1
Depreciation and amortization	263.3	75.2	67.1	1.4	20.2	427.2
Operating profit (loss)	123.1	63.8	58.1	21.1	(30.5)	235.6
Restructuring, investment gains and (losses), derivative financial instruments gains and (losses), debt repayment costs, and non-operating foreign exchange gain/(loss)	(6.7)	—	(4.2)	(1.0)	(62.1)	(74.0)
Expenditures for long-lived assets	10.6	50.3	41.8	0.2	9.8	112.7
Equity earnings in affiliates	38.7	—	7.7	—	0.4	46.8
Investment in unconsolidated affiliates	3,290.4	—	215.9	—	20.0	3,526.3

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Predecessor period from January 1, 2007 through September 24, 2007 (in millions)	First Data Commercial Services	First Data Financial Institution Services	First Data International	Integrated Payment Systems	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$1,968.4	$894.5	$883.7	$44.0	$244.4	$4,035.0
Investment income, net	40.4	—	12.2	57.2	—	109.8
Product sales and other	290.6	48.1	203.4	0.5	73.9	616.5
Reimbursable debit network fees, postage and other	732.6	499.5	25.6	4.6	3.3	1,265.6
Equity earnings in affiliates (a)	220.8	—	24.8	—	3.0	248.6
Interest income	2.7	0.1	14.9	0.6	12.5	30.8

Total segment reporting revenues	$3,255.5	$1,442.2	$1,164.6	$106.9	$337.1	$6,306.3

Internal revenue and pretax equivalency	$17.5	$27.6	$3.5	$183.2	$22.2	$254.0
External revenue	3,238.0	1,414.6	1,161.1	(76.3)	314.9	6,052.3
Depreciation and amortization	229.1	115.8	156.4	4.2	34.7	540.2
Operating profit (loss)	816.2	280.8	111.1	24.2	(345.5)	886.8
Restructuring, impairments, litigation and regulatory settlements, other, investment gains and (losses), derivative financial instruments gains and (losses) and debt repayment costs	(0.9)	0.1	(7.0)	(15.2)	(1.5)	(24.5)
Expenditures for long-lived assets	59.2	94.6	113.1	0.8	131.5	399.2
Equity earnings in affiliates	212.3	—	8.9	—	1.8	223.0

Predecessor Twelve months ended December 31, 2006 (in millions)	First Data Commercial Services	First Data Financial Institution Services	First Data International	Integrated Payment Systems	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$2,570.9	$1,187.8	$985.4	$66.4	$348.7	$5,159.2
Investment income, net	52.4	—	10.1	54.7	—	117.2
Product sales and other	395.0	34.1	206.2	0.7	69.0	705.0
Reimbursable debit network fees, postage and other	831.2	614.1	27.6	0.2	4.1	1,477.2
Equity earnings in affiliates (a)	283.3	—	29.3	—	1.0	313.6
Interest income	0.5	0.1	13.0	0.3	41.6	55.5

Total segment reporting revenues	$4,133.3	$1,836.1	$1,271.6	$122.3	$464.4	$7,827.7

Internal revenue and pretax equivalency	$25.1	$48.3	$3.3	$257.8	$47.7	$382.2
External revenue	4,108.2	1,787.8	1,268.3	(135.5)	416.7	7,445.5
Depreciation and amortization	308.4	155.5	178.7	13.7	44.5	700.8
Operating profit (loss)	1,092.3	370.8	153.6	8.8	(95.3)	1,530.2
Restructuring, impairments, litigation and regulatory settlements, other, investment gains and (losses), derivative financial instruments gains and (losses) and debt repayment costs	(7.6)	(3.8)	(6.9)	33.6	(5.7)	9.6
Expenditures for long-lived assets	82.1	78.9	105.4	5.2	28.5	300.1
Equity earnings in affiliates	274.0	—	9.7	—	(0.6)	283.1
Investment in unconsolidated affiliates	667.7	—	70.7	—	18.1	756.5

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Predecessor Twelve months ended December 31, 2005 (in millions)	First Data Commercial Services	First Data Financial Institution Services	First Data International	Integrated Payment Systems	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$2,457.5	$1,200.8	$714.0	$58.4	$336.2	$4,766.9
Investment income, net	32.9	—	10.4	162.6	—	205.9
Product sales and other	343.6	78.3	145.2	0.2	58.0	625.3
Reimbursable debit network fees, postage and other	689.8	586.2	15.8	0.8	0.8	1,293.4
Equity earnings in affiliates (a)	237.0	—	27.5	—	—	264.5
Interest income	0.7	—	5.3	—	6.4	12.4

Total segment reporting revenues	$3,761.5	$1,865.3	$918.2	$222.0	$401.4	$7,168.4

Internal revenue and pretax equivalency	$23.1	$46.6	$9.4	$251.6	$34.7	$365.4
External revenue	3,738.4	1,818.7	908.8	(29.6)	366.7	6,803.0
Depreciation and amortization	317.9	160.9	147.9	16.3	46.0	689.0
Operating profit (loss)	894.5	377.9	113.3	115.8	(79.4)	1,422.1
Restructuring, impairments, other, investment gains and (losses) and derivative financial instruments gains and (losses)	(25.6)	(39.9)	(29.0)	57.0	(20.4)	(57.9)
Expenditures for long-lived assets	104.4	81.1	50.0	17.0	74.9	327.4
Equity earnings in affiliates	224.7	—	9.2	—	(1.0)	232.9
Investment in unconsolidated affiliates	594.9	—	68.0	—	3.0	665.9

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows:

	Successor	Predecessor
(in millions)	Period from September 25 through December 31, 2007	Period from January 1 through September 24, 2007	Year Ended December 31,
			2006	2005
Revenues:
Total reported segments	$2,363.0	$5,969.2	$7,363.3	$6,767.0
All other and corporate	120.5	337.1	464.4	401.4

Subtotal	2,483.5	6,306.3	7,827.7	7,168.4

Equity earnings in affiliates (a)	(105.7)	(248.6)	(313.6)	(264.5)
Interest income	(17.9)	(30.8)	(55.5)	(12.4)
Eliminations (b)	(81.4)	(254.0)	(382.2)	(365.4)

Consolidated	$2,278.5	$5,772.9	$7,076.4	$6,526.1

Income (loss) before income taxes, minority interest, equity earnings in affiliates and discontinued operations:
Total reported segments	$266.1	$1,232.3	$1,625.5	$1,501.5
All other and corporate	(30.5)	(345.5)	(95.3)	(79.4)

Subtotal	235.6	886.8	1,530.2	1,422.1

Interest expense	(584.7)	(103.6)	(248.0)	(190.9)
Minority interest from segment operations (c)	39.6	107.3	139.8	128.1
Equity earnings in affiliates	(46.8)	(223.0)	(283.1)	(232.9)
Restructuring, net	0.2	(7.9)	(24.0)	(76.2)
Impairments	—	(20.6)	(16.1)	(40.8)
Litigation and regulatory settlements	—	(2.5)	34.8	—
Other	—	7.7	0.3	(25.6)
Other income (expense) (d)	(74.0)	4.9	22.6	145.8
Eliminations (b)	(55.7)	(176.6)	(245.9)	(239.8)

Consolidated	$(485.8)	$472.5	$910.6	$889.8

(a)	Excludes equity losses that were recorded in expense and the amortization related to the excess of the investment balance over the Company’s proportionate share of the investee’s net book value.
(b)	Represents elimination of an adjustment to record IPS segment investment income and its related operating profit on a pretax equivalent basis and elimination of intersegment revenue.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(c)	Excludes minority interest attributable to items excluded from segment operations as well as minority interest related to interest expense and income taxes.
(d)	Other income (expense) includes investment gains and (losses), derivative financial instruments gains and (losses), divestitures, net, debt repayment gain/(loss) and non-operating foreign exchange gain/(loss) as discussed in Note 1.

Segment assets are as follows (in millions):

	Successor	Predecessor
	December 31, 2007	December 31, 2006
Assets:
First Data Commercial Services	$24,953.5	$13,235.7
First Data Financial Institution Services	5,591.4	2,385.9
First Data International	6,863.9	3,548.2
Integrated Payment Systems	13,215.6	14,422.9
All Other and Corporate	1,699.9	868.0

Consolidated	$52,324.3	$34,460.7

Information concerning principal geographic areas was as follows (in millions):

	United States	International	Total
Revenues
2007 Successor period from September 25 through December 31	$1,783.9	$494.6	$2,278.5

2007 Predecessor period from January 1 through September 24	4,647.4	1,125.5	5,772.9
2006 Predecessor	5,883.8	1,192.6	7,076.4
2005 Predecessor	5,682.7	843.4	6,526.1
Long-Lived Assets
2007 Successor	$21,469.9	$4,810.2	$26,280.1
2006 Predecessor	8,645.9	2,059.1	10,705.0
2005 Predecessor	9,063.0	1,400.9	10,463.9

“International” represents businesses of significance, which have local currency as their functional currency regardless of the segments to which the associated revenues and long-lived assets applied.

Management and 2008 Segment Reorganization

As discussed in Note 2 and on September 24, 2007, the Company was acquired by affiliates of KKR and a new Chief Executive Officer (“CEO”) was appointed. In connection with this change in leadership, changes were made to the Company’s senior management and organization of the business. Beginning in 2008, the CODM will make strategic and operating decisions with regards to assessing performance and allocating resources based on a new segment structure. A summary of how the segments will be structured follows:

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Segment	Description
Merchant Services	Will be comprised of businesses that provide services which facilitate the merchants’ ability to accept credit, debit, stored-value and loyalty cards. The segment’s processing services include authorization, transaction capture, settlement, chargeback handling, and internet-based transaction processing. Merchant services also provide POS devices and other equipment necessary to capture merchant transactions. A majority of these services are offered to the merchants through joint ventures or other alliance arrangements primarily with financial institutions and pertain to transactions in which consumer payments to merchants are made through a card association (such as Visa or MasterCard), a debit network, or another payment network (such as Discover).

Financial Services	Will provide issuer card and network solutions and payment management solutions for point of sale and recurring bill payments. Issuer card and network solutions include credit and retail card processing, debit card processing and network services (including the STAR Network), and output services for financial institutions and other organizations offering credit cards, debit cards and retail private label cards to consumers and businesses to manage customer accounts. Payment solutions include check verification, settlement and guarantee services (including TeleCheck) and other payment options that support merchants and online retailers, businesses, and government agencies. The segment’s largest components of revenue consist of fees for account management, transaction authorization and posting, network switching, check acceptance and warranty, as well as reimbursable postage. In addition to issuer card and core payment solutions, Financial Services will offer services to improve customer communications, billing, online banking and consumer bill payment, and analytics.

Prepaid Services	Will consist of businesses that provide a wide range of open and closed loop stored-value products and processing services. The closed loop operations comprise the largest component of the segments revenue, providing gift card processing services to large national merchants as well as fleet services to trucking companies. The open loop products are the fastest growing component of the segment driven primarily by employers’ adoption of the Money Network payroll product.

International	Will be comprised of businesses that provide the following services outside of the United States: credit, retail, debit and prepaid card processing; merchant acquiring and processing; ATM and point-of-sale (“POS”) processing, driving, acquiring and switching services; and card processing software. The largest components of the segment’s revenue are fees for facilitating the merchants’ ability to accept credit, retail and debit cards by authorizing, capturing, and settling merchants’ credit, retail, debit, stored-value and loyalty card transactions as well as for transaction authorization and posting, network switching and account management.

Integrated Payment Systems	Will involve the issuance of official checks and money orders by agents which are typically banks or other financial institutions. Official checks serve as an alternative to a bank’s own disbursement items such as cashiers or bank checks. Revenue is principally earned on invested funds which are pending settlement.

Note 18: Quarterly Financial Results (Unaudited)

As discussed in Notes 1 and 19, NYCE, PPS, IDLogix, Taxware and Western Union are presented as discontinued operations. The 2006 quarterly amounts have been adjusted to reflect this presentation.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summarized quarterly results for the two years ended December 31, 2007 and 2006, respectively, are as follows (in millions):

	Predecessor			Successor
2007 by Quarter:	First	Second	Third	Third	Fourth
			Period from July 1 through September 24,	Period from September 25 through September 30,
Revenues	$1,836.3	$2,000.7	$1,935.9	$135.3	$2,143.2
Expenses	1,640.9	1,720.4	1,871.2	127.3	1,996.2
Interest income	8.0	12.9	9.9	3.6	14.3
Interest expense	(34.5)	(35.9)	(33.2)	(34.6)	(550.1)
Other income (expense)	1.0	2.4	1.5	(27.7)	(46.3)

Income (loss) before income taxes, minority interest, equity earnings in affiliates and discontinued operations	169.9	259.7	42.9	(50.7)	(435.1)
Income tax expense (benefit)	37.4	70.2	18.2	(21.2)	(154.9)
Minority interest	(29.1)	(40.0)	(36.2)	(2.5)	(36.5)
Equity earnings in affiliates	68.3	79.4	75.3	3.3	43.5

(Loss) income from continuing operations	171.7	228.9	63.8	(28.7)	(273.2)
Discontinued operations, net of tax of $(4.1), $0, $7.1, $0 and $0, respectively	3.5	—	(7.1)	—	—

Net (loss) income	$175.2	$228.9	$56.7	$(28.7)	$(273.2)

	Predecessor
2006 by Quarter:	First	Second	Third	Fourth
Revenues	$1,635.7	$1,731.1	$1,787.2	$1,922.4
Expenses	1,422.6	1,457.5	1,492.1	1,623.7
Interest income	2.9	7.1	13.8	31.7
Interest expense	(57.6)	(60.9)	(72.3)	(57.2)
Other income (expense)	108.9	87.7	(142.8)	(31.2)

Income before income taxes, minority interest, equity earnings in affiliates and discontinued operations	267.3	307.5	93.8	242.0
Income tax expense	77.2	82.9	4.7	38.9
Minority interest	(28.9)	(40.3)	(34.8)	(38.3)
Equity earnings in affiliates	58.5	72.4	77.0	75.2

Income from continuing operations	219.7	256.7	131.3	240.0
Discontinued operations, net of tax of $101.3, $107.1, $125.9 and $25.8, respectively	210.4	205.9	210.9	38.5

Net income	$430.1	$462.6	$342.2	$278.5

Note 19: Discontinued Operations

The Company’s financial statements reflect NYCE, PPS, IDLogix, Western Union and Taxware as discontinued operations. The results of operations of these entities are treated as income from discontinued operations, net of tax, and separately stated on the Consolidated Statements of Income, below (loss) income from continuing operations.

As a result of the merger with Concord, the Company divested its 64% ownership of NYCE, an electronic funds transfer network, on July 30, 2004. The sale agreement of NYCE contemplated potential adjustments to the sales price that became estimable in the fourth quarter 2005. The estimated adjustment to the sales price of $28.2 million was recorded in the fourth quarter 2005 and was presented net of the related disposition reserve and taxes in discontinued operations on the Consolidated Statements of Income. During the first quarter of 2006, the adjustment to the sales price was finalized resulting in an additional charge of $1.6 million, which was also presented in discontinued operations, and was $1.0 million net of taxes.

In July 2006, the Company sold the majority of its ownership interest in its subsidiaries PPS and IDLogix to five national financial institutions to form Early Warning Services, LLC for the purchase price of $84.7 million, net of related expenses, and an 18% interest in Early Warning Services. The purchase price is also net of $11.2 million in cash paid to buyout the PPS minority

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

holder prior to the sale. FDC’s interest in Early Warning Services is reflected in the “Investment in affiliates” line item of the Consolidated Balance Sheets. The Company recognized a gain on the sale of $0.7 million, net of tax, which is included in the results of discontinued operations in 2006. PPS and IDLogix were previously reported as part of All Other and Corporate.

As discussed in Note 1 and on September 29, 2006, the Company separated its Western Union money transfer business into an independent, publicly traded company. The spin-off included all entities previously reported as the Western Union segment as well as two small entities previously reported in All Other and Corporate. In connection with the spin-off, Western Union transferred $1 billion of notes and $2.5 billion in cash to FDC. To facilitate Western Union’s separation from FDC, FDC provided certain services to Western Union during a one-year transition period. Additionally, the Company and Western Union entered into various commercial service agreements which are long-term arrangements to provide ongoing services.

In November 2006, the Company sold its subsidiary Taxware to ADP(R) Employer Services, a division of Automatic Data Processing, Inc. for approximately $125 million in cash. The Company recognized a gain on the sale of $42.6 million, net of tax and minority interest, which is also included in the results of discontinued operations in 2006. Taxware was previously reported as part of All Other and Corporate.

Discontinued operations for the year ended December 31, 2006 also includes non-recurring separation costs of $48.4 million which consist principally of investment banker fees, external legal and accounting fees to affect the spin-off, costs to separate information systems and consulting costs incurred to assist in managing the spin-off.

Included in the results from discontinued operations is interest expense allocated based upon a percentage of net assets in accordance with EITF No. 87-24 “Allocation of Interest to Discontinued Operations” of $32.7 million and $35.6 million for the years ended December 31, 2006 and 2005, respectively. In addition, certain corporate expenses were allocated to discontinued operations in accordance with EITF 87-24 and were limited to specifically identified costs and other costs, such as corporate shared services, which support segment operations. These costs represent those that have historically been allocated to and recorded by the Company’s operating segments as an expense with the exception of the addition of certain share-based compensation expenses and pension benefit not previously allocated.

Losses from discontinued operations for the predecessor period from January 1, 2007 through September 24, 2007 relate to certain tax account true-ups and discrete tax items related to Western Union.

The following table presents the summarized results of discontinued operations for the years ended December 31, 2006 and 2005 (in millions):

	Year Ended December 31,
	2006	2005
Revenue	$3,351.1	$4,072.0
Expenses	2,385.5	2,779.7

Operating profit	965.6	1,292.3
Other income (expense)	75.0	17.4

Income before income taxes	1,040.6	1,309.7
Income tax expense (a)	360.0	402.1
Minority interest, net of tax	(24.3)	(1.7)
Equity earnings in affiliates	9.4	4.0

Income from discontinued operations	$665.7	$909.9

(a)	The amount of the gain on the sale of NYCE in excess of the income taxes was deferred (reserved) to 2005. During 2005, the reserve of $9.8 million was reversed against the sales price adjustment.

FIRST DATA CORPORATION

SCHEDULE II—Valuation and Qualifying Accounts

(dollars in millions)

Description	Balance at Beginning of Period	Additions			Deductions		Balance at End of Period
		Charged to Costs and Expenses	Charged to Other Accounts
For the predecessor period from January 1, 2007 to September 24, 2007 and the successor period from September 25, 2007 to December 31, 2007 deducted from receivables (c)	$29.0	$30.4	$0.4	(a)	$38.1	(b)	$21.7
Year-ended December 31, 2006 deducted from receivables	$34.9	$57.0	$0.9	(a)	$63.8	(b)	$29.0
Year-ended December 31, 2005 deducted from receivables	$34.3	$30.8	$1.5	(a)	$31.7	(b)	$34.9

(a)	Primarily due to acquisitions.
(b)	Amounts related to business divestitures and write-offs against assets.
(c)	Activity in respective periods was not material.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

The Company has evaluated, under the supervision of the Company’s Chief Executive Officer and the Chief Financial Officer, the effectiveness of disclosure controls and procedures as of December 31, 2007. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007, to ensure that information the Company is required to disclose in reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2007.

Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting which is contained below.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of First Data Corporation

We have audited First Data Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). First Data Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, First Data Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of First Data Corporation as of December 31, 2006, and the related consolidated statements of income, cash flows and stockholders’ equity for the period from January 1, 2007 through September 24, 2007 and for each of the two years in the period ended December 31, 2006, (predecessor period) and the consolidated balance sheet of First Data Corporation as of December 31, 2007, and the related consolidated statements of income, cash flows and stockholders’ equity for the period from September 25, 2007 through December 31, 2007 (successor period) and our report dated March 12, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

March 12, 2008

ITEM 9B.	OTHER INFORMATION

On March 11, 2008, Kimberly S. Patmore announced that she was resigning from her position as Chief Financial Officer (“CFO”) of the Company. She will continue as CFO until a successor is named.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The Company’s executive officers and directors are as follows:

Name	Age	Position
Michael D. Capellas	53	Chief Executive Officer and Chairman of the Board
Thomas R. Bell Jr.	47	Executive Vice President and Chief Strategy Officer
Peter W. Boucher	53	Executive Vice President
Edward A. Labry III	44	Senior Executive Vice President and President of First Data USA
David R. Money	52	Executive Vice President, General Counsel and Secretary
Kimberly S. Patmore	51	Executive Vice President and Chief Financial Officer
Grace C. Trent	38	Executive Vice President
David G. Yates	45	Executive Vice President and President of First Data International
James R. Fisher	52	Director
Scott C. Nuttall	35	Director
Tagar C. Olson	30	Director

Michael D. Capellas is the Company’s Chief Executive Officer and Chairman of the Board. Mr. Capellas is a 30-year veteran of the IT industry and two-time, former Chief Executive Officer of Compaq Computer Corporation and MCI. He began his career with Schlumberger Limited and went on to hold senior management positions at Schlumberger as well as Oracle Corporation and SAP Americas. He joined Compaq in 1998 as their Chief Information Officer and was named Chairman and Chief Executive Officer in July 1999. After the merger with Hewlett Packard (“HP”), Mr. Capellas served as President of HP. In 2002, he accepted the challenge of leading MCI (then WorldCom) through the largest corporate reorganization in history. For three years, he served as MCI’s president and Chief Executive Officer and oversaw the successful rebuilding of the company. Since 2006, Mr. Capellas has been serving as a senior advisor to Silver Lake Partners, an investment firm that focuses on large scale investments in technology and related industries. Mr. Capellas serves on the board of directors of Cisco Systems, Inc. (and its compensation committee) and the national board of the Boys and Girls Clubs of America. He holds a B.B.A. degree from Kent State University.

Thomas R. Bell Jr. joined the Company as Executive Vice President and Chief Strategy Officer in October 2007. Mr. Bell joined the Company after 25 years at Accenture, Ltd., where he most recently served as managing director in the Communications & High Tech practice.

Peter W. Boucher joined the Company as Executive Vice President of Human Resources in April 2006. From March 2003 to March 2006 he was Senior Vice President of Janus Capital Group. Mr. Boucher joined Citigroup, Inc. in January 1998 and served as Senior Human Resources Officer, Corporate Center until December 2002.

Edward A. Labry III has been a Senior Executive Vice President since February 2006 and President of First Data USA since September 2007. Mr. Labry served as the Company’s President of Commercial Services from January 2006 to September 2007. From May 2005 to January 2006 he was President of the Company’s Prepaid Services business and from February 2004 to May 2005 he was special assistant to the Company’s Chairman. Mr. Labry joined Concord EFS, Inc., in 1985 and most recently served as President. He is a board member of Dixon Gallery and Gardens, Hutchison School and Cumberland University.

David R. Money has been Executive Vice President, General Counsel and Secretary since February 2007. Mr. Money was Vice President and General Counsel of Alta Health Strategies from November 1990 to October 1995 when Alta Health Strategies was acquired by First Data. He filled a series of increasingly responsible positions in the Company’s General Counsel’s Office until being promoted to General Counsel—Level A in March 2001 and Deputy General Counsel in March 2004. Mr. Money was named the Company’s acting general counsel in June 2006 and was subsequently named Executive Vice President, General Counsel and Secretary in February 2007. Prior to November 1990 Mr. Money was a partner in the law firm of Jones, Waldo, Holbrook and McDonough in Salt Lake City, Utah.

Kimberly S. Patmore has been Executive Vice President and Chief Financial Officer since February 2000. She joined the Company in 1992 and served as Senior Vice President and Chief Financial Officer of First Data Payment businesses, which included Western Union, First Data Merchant Services and First Data Resources. Prior to joining the Company, Ms. Patmore was with Ernst & Young.

Grace C. Trent is the Company’s Executive Vice President for Marketing and Communications. From December 2006 to July 2007, she was a consultant to Silver Lake Partners. Prior to that, from December 2002 until February 2006, she held the position of Senior Vice President of Communications and Chief of Staff to the chief executive officer of MCI Inc. From September 1999 through November 2002, she held senior communications positions at Compaq Computer Corporation and Hewlett-Packard Company. She holds a B.A. from Rice University.

David G. Yates has been an Executive Vice President of the Company and president of First Data International since September 2007. From January 2004 until September 2007, he was the president of First Data’s Europe, Middle East and Africa region. Prior to joining the Company, he was the senior vice president of American Management Systems, an international IT systems integration and consulting firm, where he managed the firm’s New York based financial services consulting business, before returning to Europe as Managing Director. Mr. Yates has also held positions at IBM and was a Divisional Managing Director with General Electric in Germany.

James R. Fisher was Chairman of the Board and Chief Executive Officer of Bristol West Holdings, Inc. from September 2000 through June of 2006 and was Executive Chairman of the Board of Bristol West Holdings, Inc. from July 2006 through June 2007. Mr. Fisher was a director of Alea Group Holdings (Bermuda) Ltd. from December 2001 through June 2007, and was a director of Willis Group Holdings, Limited from November 1998 through April 2006. Mr. Fisher has been the managing member of Fisher Capital Corp. L.L.C. since March 1997. From 1986 through March 1997, Mr. Fisher held various executive positions at American Re Corporation, including Senior Vice President and Chief Financial Officer. Currently, Mr. Fisher serves as a trustee of the American Foundation for the Blind and The National World War II Museum. Mr. Fisher is a trustee of Lafayette College in Easton, Pennsylvania and also serves as Vice President of the John W. Petrella Student Scholarship Fund. Mr. Fisher is also a member of the Strategic Advisory Board of Oneshield, Inc.

Scott C. Nuttall, a Member of Kohlberg Kravis Roberts & Co. (“KKR”), has been with KKR for over ten years and heads KKR’s Financial Services industry team. He has played a significant role in the investments of Alea Group Holdings, Amphenol, Bristol West Holdings, Capmark Financial (formerly GMAC Commercial Holdings), First Data Corporation, KinderCare Learning Centers, Masonite International, Walter Industries and Willis Group. He is currently a member of the board of directors of Capmark Financial, KKR Financial Corp., Legg Mason, and Masonite International. He is also actively involved in the Firm’s sponsored funds, including KKR Private Equity Investors and KKR Financial. Prior to joining KKR, he was with the Blackstone Group where he was involved in numerous merchant banking and merger and acquisition transactions. He received a BS Summa Cum Laude from the University of Pennsylvania.

Tagar C. Olson is an Executive at KKR. Prior to joining KKR in 2002, Mr. Olson was with Evercore Partners Inc. since 1999, where he was involved in a number of private equity transactions and mergers and acquisitions. Mr. Olson is also a director of Capmark Financial Group Inc., Masonite International Inc. and Visant Corporation.

Code of Ethics for Senior Financial Officers

The Company has adopted a Code of Ethics for Senior Financial Officers which applies to its Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer. The Code is available on our web site at www.firstdata.com under “About”, “Investor Relations”, “Corporate Governance”.

Audit Committee Financial Expert

The Company’s Audit Committee consists of Messrs. Fisher, Nuttall and Olson. The Board of Directors has determined that Mr. Fisher is an audit committee financial expert as defined by regulations of the Securities and Exchange Commission. Mr. Fisher is not independent due to his affiliation with various KKR related entities.

ITEM 11.	EXECUTIVE COMPENSATION

FIRST DATA CORPORATION

COMPENSATION DISCUSSION AND ANALYSIS

FISCAL YEAR 2007

INTRODUCTION

On April 1, 2007, First Data Corporation entered into an Agreement and Plan of Merger with New Omaha Holdings L.P. and Omaha Acquisition Corporation. New Omaha Holdings L.P. (subsequently renamed First Data Holdings Inc.) and Omaha Acquisition Corporation are affiliates of Kohlberg Kravis Roberts & Co. L.P. This merger was completed on September 24, 2007. At that time, shares of First Data Corporation ceased to be listed on the New York Stock Exchange and all incumbent Board members, including the entire Compensation Committee resigned. A new Board of Directors was elected and new Compensation Committee appointed.

The September 24, 2007 merger that resulted in First Data Corporation becoming a subsidiary of First Data Holdings Inc. precipitated several significant events described within this discussion and whose compensation impact is reported in the compensation disclosures. First, at the time of the merger, all existing restricted shares held by executives became fully vested and exchanged for cash (at a price of $34.00 per share) while all vested and unvested stock options were cancelled and exchanged for their in-the-money cash value (based on the difference between $34.00 and the option strike price). Second, First Data’s Chief Executive Officer, Henry (Ric) Duques, retired and Michael Capellas became Chairman and Chief Executive Officer. Third, several executive officers departed the Company and received benefits as described in First Data’s Severance/Change-in-Control policy. As a result, the 2007 compensation tables reported in the 10-K are not reflective of a typical year in terms of the types of compensation reported as well as the makeup of the executives reported.

However, the Company’s overall compensation approach remains consistent. Any aspects of the Company’s executive compensation philosophy, strategy, process and programs that have changed during 2007 as a result of the merger are addressed within the appropriate sections of the following discussion.

ROLE OF THE COMPENSATION AND BENEFITS COMMITTEE

The Compensation and Benefits Committee (the “Committee”) reviews and approves all aspects of First Data’s compensation programs for its executive officers. Specifically, under its charter, the Committee is tasked with:

•	establishing First Data’s compensation philosophy;

•	evaluating performance and setting compensation for First Data’s executive officers;

•	overseeing regulatory compliance with respect to compensation matters; and

•	delegating to and monitoring various subcommittees with responsibility for administrative and legal compliance for retirement and benefit plans.

Prior to the merger, the Committee charter also included the following items:

•	recommending compensation to the Board for Non-Executive directors; and

•	reviewing management’s succession plans.

Prior to the merger, the Committee was comprised of three independent directors: Daniel P. Burhnam (Chairperson), David A. Coulter and Charles T. Russell. Following the merger, the Board appointed a new Committee comprised of Scott Nuttall, Tagar Olson and James Fisher, each of whom is affiliated with Kohlberg Kravis Roberts & Co. L.P. and, therefore, is not deemed an independent director.

ROLE OF MANAGEMENT

First Data’s management provides information, data, analysis, updates and recommendations to the Committee. Specifically, management provides recommendations of pay levels for executive officers other than the CEO. Finally, management is responsible for the administration of First Data’s executive compensation programs and policies.

EXECUTIVE COMPENSATION PHILOSOPHY

First Data’s executive compensation philosophy and corresponding pay practices are designed to create a strong incentive for First Data executives to achieve the Company’s financial and strategic objectives, resulting in increased value for shareholders.

Alignment of executives with shareholders is created via a primary emphasis on equity compensation, followed by a secondary emphasis on annual incentive compensation. Non-performance based elements of compensation, such as executive benefits and perquisites, which do not create any additional performance incentive or shareholder alignment, are not emphasized within the Company’s executive compensation philosophy or practices.

First Data aligns itself aggressively in the marketplace on a total compensation basis to be able to attract and retain senior leaders. In order to achieve the desired market positioning in a manner consistent with the Company’s compensation philosophy, First Data aims to provide executive officers with base pay opportunities at median levels, short-term cash incentive opportunities at approximately the 75th percentile and in the past have targeted equity incentive opportunities at or above the 75th percentile. As a result of becoming privately owned, the Company’s equity programs have changed and these changes are discussed in the Equity portion of the Elements of Compensation section.

EXECUTIVE COMPENSATION PROGRAM OBJECTIVES

First Data’s executive compensation objectives listed below have not changed from 2006 to 2007 or as a result of the merger:

•	aligning compensation to increased shareholder value;

•	facilitating equity ownership;

•	paying for performance;

•	driving behaviors consistent with First Data’s core values; and

•	paying at a competitive market position.

Following the merger, all of First Data’s compensation objectives have been retained as important goals of a successful compensation strategy. However, as a company with concentrated non-public ownership, the Committee now places an even greater emphasis on alignment of compensation with increased shareholder value and facilitating equity ownership.

Aligning Compensation to Increased Shareholder Value

First Data aligns executive compensation with increased shareholder value by promoting and creating opportunities for significant equity ownership. By providing equity compensation which vests over time, a long-term focus on successful business results is promoted.

Facilitating Equity Ownership

Prior to the merger, each executive officer was encouraged to have ownership of First Data common stock to align their financial interests with the interests of shareholders. Following the merger, no ownership guidelines exist for executive officers.

In order to promote and facilitate significant equity ownership by executive officers following the merger, the 2007 Stock Incentive Plan for Key Employees of First Data Corporation (the “2007 Equity Plan”) was adopted by the Committee. The 2007 Equity Plan allows for executive officers to purchase shares of restricted stock and receive matching grants of stock options in First Data Holdings Inc. The Committee believes that by requiring a personal investment in the company, the 2007 Equity Plan will go even further than the previous ownership guidelines toward both facilitating ownership and aligning executive and shareholder interests.

Paying for Performance

At First Data, “paying for performance” means that a significant portion of executive compensation is “at risk.” As detailed below, short-term annual cash incentives are contingent on individual and company performance while long-term equity incentives are contingent on the creation of shareholder value. Together, these elements of compensation reinforce the relationship between pay and performance.

Driving Behaviors Consistent with First Data’s Core Values

First Data is entrusted with highly sensitive and confidential customer information and therefore requires the highest level of integrity from its employees. Conformance with First Data’s core values is critical and is evaluated along with business and individual performance when determining executive officer compensation. Actual awards can be reduced for failure to demonstrate the core values. First Data’s values include:

•	embodying the highest ethical standards;

•	satisfying clients by always exceeding their expectations; and

•	treating people with respect and dignity.

Paying at a Competitive Market Position

First Data and the Committee review the Company’s executive compensation practices and targets on an annual basis against a peer group of companies having similar revenue size, market capitalization, growth, employee size, and industry characteristics. First Data competes for talent against these peer group entities and other entities with similar characteristics. The Committee analyzes this information to ensure First Data’s compensation programs enable the Company to attract and retain top executive talent.

In 2007, Mercer Human Resources Consulting (“Mercer”) was hired as an independent consultant by the Committee to provide this data and associated analysis of First Data’s competitive positioning. The Committee directed the consultant to use a peer group of fourteen companies. The 2007 peer group represents companies with similar revenue, industry, and other characteristics to First Data and is representative of the broader universe of companies with whom First Data competes for talent: 1) Electronic Data Systems Corp; 2) US Bancorp; 3) Computer Sciences Corp; 4) Automatic Data Processing; 5) State Street; 6) Affiliated Computer Services; 7) Fiserv; 8) Capital One Financial; 9) American Express; 10) Charles Schwab; 11) MasterCard International; 12) RR Donnelley; 13) Cigna Corporation and 14) Bank of New York.

First Data relies on available information disclosed in proxy statements of these companies in combination with generally available market compensation survey information. Not all of First Data’s executive officers have exact counterparts in other companies and comparable proxy information is not always available. In some cases, no available market information exists for a position. In those situations, the executive’s unique skills, experience, performance, and comparison to other First Data executives are important considerations in setting target pay levels.

In connection with the merger, the new Chief Executive Officer and the Committee established new base pay and 2008 target bonus levels for the executive officers. No subsequent adjustments to base pay or bonus targets have been made for any executive officers for 2008 and therefore no new peer group compensation data has been reviewed by the Committee in regards to 2008 compensation levels.

ELEMENTS OF COMPENSATION

Compensation for First Data’s executive officers is delivered through:

•	base Salary;

•	annual cash incentives;

•	equity;

•	perquisites;

•	non-qualified deferred compensation (pre-merger only);

•	retirement plans.

Base Salary

Base salaries are set at market competitive levels (approximately 50th percentile) and reflect each executive’s job responsibilities, individual skill sets and overall value to the company. Another factor that may influence base salary levels is an executive’s base salary level prior to employment by First Data and the level required to recruit the executive.

In February 2007, the Committee reviewed executive officer base salaries in light of factors including peer group compensation data, individual performance, scope of responsibilities and internal comparability among executives. As shown in the below table, base salaries were increased as of March 1, 2007 for all Named Executive Officers (“NEOs”) except for Mr. Duques and Mr. Labry. Mr. Duques was not considered for a salary increase based on his interim status as Chief Executive Officer. Mr. Labry’s salary was already positioned above the median target level and was held constant. All salary increases were in the range of 2.9% to 5.9% and in amounts ranging from $15,000 to $25,000. These increases were in-line with or below salary increase levels for comparable executive level positions based on external market data. The increases were made to maintain executive salaries in line with market median, per the Company’s compensation objectives.

Following the merger, the new Committee and the CEO reviewed the base salaries for all executive officers and established new salaries for all NEOs except for Mr. Labry effective as of October 1, 2007. Factors such as changes in responsibilities, external competitiveness based on peer group data, the integration of new executive officers and internal consistency and equity were all carefully considered. Changes made are reflected in the below table.

	Base Salary as of 12/31/06	Base Salary as of 3/1/07	% increase	Base Salary as of 10/1/07	% increase
Michael Capellas (1)	n/a	n/a	n/a	$1,200,000	n/a
Henry C. Duques (2)	$250,000	$250,000	0%	n/a	n/a
Kimberly Patmore	$550,000	$575,000	4.5%	$600,000	4.3%
Peter Boucher	$425,000	$450,000	5.9%	$525,000	16.7%
David Dibble	$525,000	$540,000	2.9%	$575,000	6.5%
Edward A. Labry III	$750,000	$750,000	0%	$750,000	0%
David Bailis (3)	$500,000	$525,000	5%	n/a	n/a
Pamela Patsley (3)	$600,000	$620,000	3.3%	n/a	n/a

(1)	Mr. Capellas began earning an annual base salary of $1,200,000 on the July 9, 2007 effective date of his Letter Agreement with New Omaha Holdings, L.P. He became CEO of First Data on September 24, 2007 with an annual base salary of $1,200,000.
(2)	Mr. Duques stepped down as CEO on September 24, 2007.
(3)	Mr. Bailis and Ms. Patsley did not perform executive officers duties following September 24, 2007.

Annual Cash Incentive

Plan Design and Mechanics

Executive officers are eligible to receive a performance-based annual cash incentive under the First Data Senior Executive Incentive Plan (“SEIP”). SEIP payouts to executive officers are based on target bonus levels established by the Committee, company and business unit financial performance and individual performance in areas such as attainment of company or business unit strategic objectives, teamwork and company leadership efforts.

As a public company at the beginning of 2007, the Committee established an objective performance-based funding threshold with substantial uncertainty of achievement for funding the SEIP for executive officers to ensure compliance with IRS code 162m. The post-merger Committee certified that this threshold was met for 2007 which triggered the creation of a potential maximum payout pool of $15,000,000 for all executive officers. This pool can be discretionarily decreased by the Committee, but not increased.

Financial performance for 2007 SEIP executive officer payouts was evaluated based on the following matrix which takes into consideration both attainment of revenue and net income targets for 2007, with a heavier weighting placed on net income. Management recommended the fiscal year financial targets for each of these metrics to the Committee which approved the targets for 2007. Specific financial targets are not disclosed as the Company’s business plan is highly confidential. However, the Company’s financial targets were set at a level consistent with the Company’s publicly disclosed goal of 8% to 10% annual growth in both revenue and operating income.

CORPORATE NET INCOME or BUSINESS UNIT OPERATING PROFIT
	% of Plan Attainment	Under 95%		95% to 100%		100% to 105%		105% to 110%		110% & up
R	110% & up	70 100	% %	90 120	% %	110 140	% %	130 170	% %	150 200	% %
E V	105% to 110%	60 85	% %	90 110	% %	105 130	% %	125 155	% %	145 180	% %
E N	100% to 105%	40 70	% %	90 105	% %	100 125	% %	115 140	% %	125 160	% %
U E	95% to 100%	20 60	% %	85 100	% %	95 110	% %	95 120	% %	95 130	% %
	Under 95%	0 50	% %	30 70	% %	60 90	% %	75 100	% %	80 110	% %

The 2007 SEIP matrix provides the Committee with the flexibility to utilize its judgment to determine bonus payout percentages from within a range deemed appropriate given the company or business unit’s level of financial performance. In determining a specific payout from within the matrix, the Committee may consider factors such as achievement of strategic objectives, level of difficulty of the targets and/or other unanticipated and uncontrollable events which may have impacted results during the year. The Committee also retained full discretion to reduce the amounts payable under the plan or make other awards outside of the plan when and if circumstances warrant, however, no such reductions or payments were made in 2007.

Financial performance for officers with corporate roles was based 100% on overall corporate performance while financial performance for officers in business unit roles was based 60% on business unit performance and 40% on overall corporate performance.

At the beginning of the year, the Committee approved target bonus levels for all executive officers. Actual awards paid to each executive could be greater than their target bonus, up to a maximum of 200% of their target. Conversely, an executive’s bonus could be less than their target, with a minimum of zero. The SEIP has an absolute maximum payout level of $3 million for the CEO and $1.5 million for all other executive officers.

In accordance with Internal Revenue Code Section 409A, annual bonuses earned for a fiscal year are paid prior to March 15th of the following year. This allows sufficient time to review company financial performance, and conduct individual performance reviews prior to determining award levels.

Determination of 2007 Awards

Target bonus levels for executive officers are established by the Committee based on the consideration of multiple factors including: First Data’s cash incentive compensation target level at the 75th percentile, each executive’s base salary level, scope and responsibilities of the position and compensation opportunity as compared to other First Data executives.

The 2007 bonuses paid in March of 2008 under the SEIP ranged from 100% up to 187.5% of each NEO’s target award. Actual SEIP award levels were determined based on the financial and individual performance adjustments reflected in the following table.

	2007 SEIP Bonus Target	Corporate Financial Performance	Business Unit Financial Performance	Individual Performance Adjustment	2007 SEIP Payout
Michael Capellas (1)	n/a	n/a	n/a	n/a	n/a
Henry C. Duques (2)	$1,400,000	n/a	n/a	n/a	$1,400,000
Kimberly Patmore	$600,000	100%	n/a	100%	$600,000
Peter Boucher	$500,000	100%	n/a	105%	$525,000
David Dibble (3)	$575,000	n/a	n/a	n/a	n/a
Edward A. Labry III	$500,000	100%	100%	187.5%	$937,500
David Bailis (3)	$575,000	n/a	n/a	n/a	n/a
Pamela Patsley (3)	$650,000	n/a	n/a	n/a	n/a

(1)	Under the terms of his Letter Agreement, Mr. Capellas received a pro rated guaranteed bonus for 2007 of $867,945 based on a full-year 2007 annual bonus target of $1,800,000. As a guaranteed payment, this was not considered a performance-based payout under the SEIP. In 2008, he will participate in the SEIP with a target bonus level of 150% of his base salary.
(2)	Mr. Duques stepped down as CEO on September 24, 2007 and was paid a bonus under the SEIP of $1,400,000 at that time. This award recognized his strong leadership in improving First Data’s financial performance and implementing a successful business strategy that culminated with shareholders receiving $34.00 per share price for FDC stock – an increase of 50% between November 26, 2005 when he returned as Chief Executive Officer and September 24, 2007.
(3)	Messrs. Dibble, Bailis and Patsley received 2007 bonus payments via severance arrangements rather than via the SEIP. Mr. Dibble served in his position through December 31, 2007 and received his full 2007 target bonus as prescribed by the Severance/Change-in-Control policy. Mr. Bailis and Ms. Patsley each received a pro rated bonus payment for 2007 based on their target bonus levels as prescribed by the Severance/Change-in-Control policy.

Corporate and the applicable business unit performance for 2007 resulted in a calculated payout range of 90% to 105% of target for the NEOs. The Committee then considered other relevant individual performance factors such as the successful transaction closing of the merger, restructuring, cost reduction efforts, and the implementation of strategic programs. As such, Ms. Patmore and Mr. Boucher received awards of 100% and 105% of target, respectively. The positive individual adjustment to Mr. Labry’s SEIP payout was made in recognition of his expanded role managing First Data’s domestic business and his leadership of the successful integration of multiple lines of business into a single domestic business.

Determination of 2008 Targets

As part of the compensation review conducted by the post-merger Committee and the new CEO described in the Base Salary discussion, the following bonus targets have been established for NEOs for 2008. A significant target increase was given to Mr. Labry in recognition of his increased scope as leader of the newly consolidated First Data domestic business.

	2007 SEIP Bonus Target	2008 SEIP Bonus Target
Michael Capellas	n/a	$1,800,000
Kimberly Patmore	$600,000	$600,000
Peter Boucher	$500,000	$525,000
Edward A. Labry III	$500,000	$937,500

Financial Metric Changes for 2008

In 2008, executive officer payouts under the SEIP will be fully based on company performance as measured against a single company-wide EBITDA target. The SEIP financial metric has been changed from 2007 to 2008 to better align with the Company’s financial objectives as a closely held company, maximize company-wide value creation and promote teamwork and collaboration across business units and geographies. To further promote teamwork and a focus on company performance, it is anticipated that executive officer bonuses will all be paid at the same percent of target for 2008. However, the Committee does retain the right to adjust future executive officer payouts within the existing plan limits.

These changes in the plan metrics and mechanics for 2008 are intended to maximize the alignment between executive officer and shareholder interests and to ensure a focus on the Company’s strategic priorities which are aimed at generating overall value for the company.

EQUITY

The objective of First Data’s equity compensation programs is to align long term compensation opportunities with the interests of First Data’s shareholders. Equity compensation focuses on long-term First Data financial and stock performance.

Under First Data’s pre-merger 2002 Long-Term Incentive Plan (“LTIP”), the Committee could award stock options, restricted stock, restricted stock units and stock appreciation rights. However, stock options and restricted stock and restricted stock units were the only long term incentive vehicles that were utilized.

In 2007, executive officers were granted 70% of their equity value as stock options with four year ratable vesting and 30% of their equity value as restricted stock with three year ratable vesting. This combination was arrived at because it accomplishes multiple objectives:

•	consistency with market trends away from pure option grants and towards a mix of options and restricted shares;

•	allows First Data to better manage costs under Financial Accounting Standard 123R, “Share-Based Payment” (“SFAS 123R”);

•	reduces share utilization and dilution compared to previous years’ equity grants which were made exclusively as stock options; and

•	promotes share ownership because restricted stock facilitates executive officer share ownership.

2007 Equity Awards

Annual equity awards were granted to all executive officers in February 2007 under the LTIP. Equity award target values for 2007 were established by the Committee at a level consistent with the Company’s philosophy that equity awards are the most important element of the Company’s predominantly performance-based compensation structure and the key driver of alignment between executives and shareholders. Awards were also set at a level consistent with First Data’s objectives on market positioning for equity compensation.

The following table provides details on the equity grants made to NEOs in conjunction with the 2007 annual equity grant. The value of restricted stock awards on their grant date was based on a per share price of $25.555 and the value of each option was determined using a Black-Scholes valuation methodology based on a per share exercise price of $25.555.

	Grant Date	Grant Date Fair Value of 2007 Equity Award	Restricted Stock Shares	Number of Options
Michael Capellas (1)	n/a	n/a	n/a	n/a
Henry C. Duques	2/21/07	$7,442,256	96,000	678,800
Kimberly Patmore	2/21/07	$3,282,173	36,000	254,500
Peter Boucher	2/21/07	$2,735,299	30,000	212,100
David Dibble	2/21/07	$2,735,299	30,000	212,100
Edward A. Labry III	2/21/07	$4,157,728	45,600	322,400
David Bailis	2/21/07	$3,610,854	39,600	280,000
Pamela Patsley	2/21/07	$3,610,854	39,600	280,000

(1)	Mr. Capellas was not yet employed by First Data at the time annual grants were made.

Stock options granted in 2007 to NEOs under the LTIP were to vest on the basis of continued employment over a four year period, 25% becoming exercisable on each anniversary of the grant date and have a ten year term before they expire. Option repricing is expressly prohibited by the terms of the LTIP.

Restricted stock awards granted under the LTIP were to vest one third each year on the anniversary date of the grant over a period of three years. Recipients of restricted stock received dividends on, and could vote on, the shares subject to a grant. Shares of restricted stock could not, however, be sold or otherwise transferred prior to the lapse of the restrictions.

Impact of Merger on Equity

As a result of the merger on September 24, 2007, all options granted under the LTIP and predecessor equity plans were cancelled in return for consideration, while all shares of unvested restricted stock granted under the LTIP became fully vested and were purchased at the merger price of $34.00. Consideration paid for each option was calculated as the excess, if any, between the merger per share price of $34.00 and the exercise price of the option. Post-merger, no further awards will be made under the LTIP.

Equity compensation is a key component in achieving First Data’s most critical compensation objectives, including aligning compensation to increased shareholder value and facilitating executive ownership. Following the merger, the Committee adopted the 2007 Stock Incentive Plan for Key Employees of First Data Corporation (the “2007 Equity Plan”) as the vehicle for providing equity-based compensation for executive officers. The 2007 Equity Plan allows for executive officers to purchase shares of restricted stock and receive matching grants of stock options in First Data Holdings Inc.

Post-Merger Equity Grants

The purpose of the 2007 Equity Plan is to promote First Data’s long-term financial interests and growth by:

•	attracting and retaining executives with the experience and ability required to make a substantial contribution to the success of the Company’s business;

•	rewarding executives for long-term commitment and the creation of value over the long-term;

•	motivating executives by means of growth-related incentives tied to achievement of long range goals; and

•	aligning the interests of the Company’s executives with those of the Company’s shareholders.

The 2007 Equity Plan allows executives to invest in the Company by purchasing shares of restricted common stock. Purchased shares are then matched with stock options. In January 2008, the Committee approved option grants to NEOs who purchased shares of restricted stock.

Half of the options granted have time-based vesting, whereby 20% of the options vest on each of the first five anniversaries of the merger date. The other half of the options granted are subject to EBITDA-based performance vesting. Performance-vested options are eligible to vest and become exercisable in equal increments of 20% at the end of fiscal years 2008, 2009, 2010, 2011 and 2012, but will vest on those dates only if First Data attains specified annual EBITDA performance targets, as determined in good faith by the Committee.

All performance-vested options granted also vest and become exercisable on a “catch up” basis if at the end of fiscal years 2009, 2010, 2011 or 2012, the cumulative total EBITDA earned in all prior completed fiscal years exceeds the cumulative total of all EBITDA targets in effect for such years. Due to the sensitivity of the Company’s future business plans, we are not disclosing the specific EBITDA performance targets for each year.

Vesting of time options is fully accelerated upon a Change in Control or a Liquidity Event, as defined in the 2007 Equity Plan. Vesting of performance options is fully accelerated upon a Change in Control or a Liquidity Event only if one of the following conditions is also met: (a) the Sponsor IRR (as defined in the 2007 Equity Plan) is achieved, or (b) the Sponsor Return (as defined in the 2007 Equity Plan) is achieved.

All options granted are also subject to call rights by the Company for a period of five years following the merger date if an option holder terminates employment with First Data for any reason. If an option holder’s employment is terminated due to Death, Disability, Good Reason or Not for Cause (as defined in the 2007 Equity Plan), call rights may be exercised on vested options at the fair market value share price. In this event, shares obtained through previous option exercises may be called at the fair market value share price. If the option holder’s employment is terminated voluntarily or for Cause (as defined in the 2007 Equity Plan), call rights may be exercised at the lesser of the fair market value share price or the option exercise price. In this event, shares obtained through previous option exercises may be called at the lesser of the fair market value share price or the option exercise price. These provisions enhance the retention of executives who participate in the 2007 Equity Plan and incent these executives to create long-term and sustainable value.

The Committee believes that requiring executive officers to make a personal investment in company stock, in addition to providing a significant one-time grant of stock options which are subject to a long vesting period and half of which are also subject to performance-based vesting, is an extremely effective design for generating maximum levels of motivation within First Data’s executive team and alignment between the executive team and company shareholders.

Going forward, the Committee does not anticipate granting equity such as stock options or restricted stock on an annual or other regular basis to executive officers under the 2007 Equity Plan.

Grant Process

Equity awards under the LTIP were typically granted on an annual basis each February following the public release of First Data’s earnings for the previous fiscal year. Pre-merger, the Committee only granted awards after material information regarding First Data’s performance for the preceding year had been disclosed. All equity grants under the LTIP required specific Committee approval. The exercise price for all LTIP stock option awards granted in 2007 was based on the average high and low stock market price on the date of grant without exception.

Post-merger, First Data equity is no longer publicly traded, so the same timing considerations do not apply. Under the 2007 Equity Plan, stock options are only granted subsequent to an employee’s investment in company restricted shares. The Committee intends this to be a one-time opportunity for eligible executives which occurred either immediately following the merger or will occur immediately following their hire date. Equity grants under the 2007 Equity Plan will be made at the then-current fair market value, which will be determined by the full Board from time to time. Equity grants are made on the date the grant is approved by the Committee.

Employee Stock Purchase Plan

All domestic employees, including executive officers were eligible to participate in the Employee Stock Purchase Plan (the “ESPP”) during the first half of 2007. The plan was suspended as of June 30, 2007 due to the expected merger and delisting of First Data equity during the third quarter. The ESPP was terminated upon completion of the merger.

The ESPP met the requirements of Internal Revenue Code Section 423. Contributions for the purchase of shares were accumulated through payroll deductions and used to make quarterly purchases of First Data common stock at a price equal to a 15% discount from the lower of the market price at the beginning or end of the quarter. The maximum contribution for any participant was set at $25,000 per year.

PERQUISITES

As perquisites are not performance-based, First Data does not emphasize them in the Company’s executive compensation program. The Company believes that the competitiveness of its compensation programs comes from the target levels and upside potential in the Company’s cash incentive and equity programs.

Executive perquisites may include, on a rare occasion and upon approval by the CEO, the personal use of the corporate aircraft, personal use of tickets to professional sporting events, automobile leases or apartment leases. In 2007, only Mr. Duques had an apartment lease. No other named executive officers had either an automobile or apartment lease. A portion of country club membership expenses were reimbursed for Ms. Patmore in 2007, however this perquisite will no longer be provided to any executives after 2007.

Reimbursement for relocation and moving expenses and personal financial planning up to a specified annual dollar limit ($20,000 for the first year and $10,000 for each subsequent year) are offered to First Data’s executive officers. First Data’s relocation program is required to attract and retain top talent in a competitive environment. The program ensures a new or transferred executive can transition into their new work location as quickly and efficiently as possible. Competitive analysis indicates that the financial planning benefit is comparable to what is offered by a majority of companies with whom we compete for talent.

The Committee reviews the appropriateness of perquisites provided to executive officers on an annual basis.

NON-QUALIFIED DEFERRED COMPENSATION

First Data offered the Supplemental Incentive Savings Plan – 2 (“SISP-2”) to a group of about 2,300 highly compensated employees within the U.S. All executive officers were eligible to participate in this unfunded non-qualified deferred compensation plan on the same terms as all other eligible employees.

The SISP-2 allowed participants to defer compensation beyond the allowable limits within the First Data Corporation Incentive Savings Plan (“ISP”). The SISP-2 was provided as a mechanism for participants to defer additional compensation on a pre-tax basis and receive company contributions on these deferrals on the same basis as deferrals made into the qualified ISP Plan. A full description of the plan is provided in the narrative following the Non-qualified Deferred Compensation Table.

Messrs. Duques, Patmore, Labry and Patsley also had balances in the frozen Supplemental Incentive Savings Plan (“SISP”). This plan was a predecessor to the SISP-2.

The SISP-2 was frozen to new contributions as of October 15, 2007. Both the SISP and SISP-2 were terminated on October 15, 2007. All balances were paid out on a taxable basis to participants on November 15, 2007. Distributions from these plans received by NEOs are reflected in the Non-qualified Deferred Compensation Table.

The Committee chose to terminate the SISP-2 as permitted by IRS Code Section 409A as a result of the change in control associated with the merger. As a non-qualified plan covering a large number of non-executives whose plan balances were potentially subject to forfeiture, it was determined that continuing such a plan was no longer appropriate in the post-merger environment. The plan was not considered a significant element of the executive officer compensation program and therefore has not been replaced.

RETIREMENT PLANS

In 2007, all employees in the U.S., including executive officers, were eligible to participate in the ISP. The ISP is a qualified 401(k) plan in which all highly compensated employees eligible to participate in the SISP-2 during 2007 were eligible to defer up to 6% of eligible compensation. After one year of service, employees receive a dollar-for-dollar company matching contribution up to 3% of eligible compensation. Participants with over five years but less than ten years of service also receive an additional service-related contribution of 1.5% which is made regardless of employee contributions. Participants with ten or more years of service receive an additional service-related contribution of 3.0% which is made regardless of employee contributions. Certain employees hired prior to April 1, 1996 also receive an additional employer contribution of 3.4% (the “ISP Plus”).

First Data maintains the ISP to allow employees to save for their retirement on a pre-tax basis and provides company contributions to help employees build retirement savings.

Effective on January 1, 2008, the ISP was amended to better align with the Company’s compensation philosophy and comply with the new IRS Safe Harbor rules. Key impacts of the amendments are as follows:

•	highly compensated employees are no longer restricted to a 6% deferral rate. They are still subject to IRS deferral limitations;

•	the Company now matches 100% of deferrals up to 3% of eligible pay and 50% on deferrals of the next 1% of eligible pay;

•	company contributions are now 100% vested after 2 years of service;

•	employees are now immediately eligible to receive company matching contributions; and

•	service-related and ISP Plus contributions were eliminated.

First Data does not currently offer a defined benefit plan to new employees, however, Mr. Duques, Ms. Patmore and Mr. Bailis are eligible to receive benefits under certain frozen defined benefit plans. These plans are fully described in the narrative following the Pension Benefits Table.

SEVERANCE AND CHANGE-IN-CONTROL AGREEMENTS

In general, First Data does not enter into employment agreements with the Company’s employees, including the Company’s executive officers, except in the case of the Company’s former CEO, Mr. Duques, the Company’s current CEO, Mr. Capellas and Mr. Labry. All current executive officers serve at the will of the Board.

Mr. Capellas’ Letter Agreement outlines his rights to severance benefits which are the same as those for all other executive officers—a payment of two times the sum of his base salary and his target annual bonus—with a key difference being that for Mr. Capellas, this amount will be reduced on a dollar-for-dollar basis by the amount of gain realized by him on his equity investment in the Company. These severance benefits would be paid upon termination of Mr. Capellas’ employment by the Company without “cause” or by Mr. Capellas’ departure as a result of “good reason”.

We believe that reasonable and appropriate severance and change in control benefits are necessary in order to be competitive in the Company’s executive attraction and retention efforts. The Company’s severance benefits are equivalent to those typically found in other companies and reflect the fact that it may be difficult for such executives to find comparable employment within a short period of time. We also believe that these types of agreements are appropriate and customary in situations such as the merger where executives have made significant personal investments in the Company which are generally not liquid for a significant period of time. Information regarding applicable payments under such agreements for the named executive officers is provided under “Potential Payments Upon Termination or Change in Control.”

In July 2005, First Data established the First Data Corporation Severance/Change in Control Policy (the “Policy”). The Policy provides for the payment of benefits to executive officers upon severance from First Data and/or upon a change of control. Following the merger, the Policy was updated and restated to better align with the provisions and definitions in the 2007 Equity Plan in which all executive officers participate.

The Policy is intended to promote uniform treatment of senior executives who are involuntarily terminated other than for “cause” or who voluntarily leave the company for “good reason” as defined under the 2007 Equity Plan. Under the updated Policy, no benefits are provided based solely on a “Change-in-Control”. The Policy provides for payment of the following severance benefits:

(i)	A cash payment equal to the executive officer’s base pay plus target bonus multiplied by 2. The updated Policy no longer provides greater benefits for the CEO.

(ii)	A cash payment equal to the executive officer’s prorated bonus target for the year of termination.

(iii)	A cash payment equal to the financial planning benefits to which the executive officer would have been entitled to during the two years following termination.

(iv)	Continuation of medical, dental and vision benefits coverage for a period of 2 years, with a portion of the costs of the benefits paid by the executive officer.

(v)	A “Gross Up Payment” is made if it is determined that any Section 280G parachute payments provided by the Company to or on behalf of an eligible executive would be subject to the excise tax imposed by Code Section 4999. The Gross-Up Payment is an amount so that after payment of all taxes the eligible executive retains an amount equal to the Excise Tax imposed by Code Section 4999. Executives are eligible for this benefit regardless of whether their employment is terminated following the triggering change-in-control.

As a condition to receiving severance benefits under the Policy, all employees are required to release First Data and its employees from all claims they may have against them and agree to a number of restrictive covenants which are structured to protect First Data from potential loss of customers or employees and the release of company confidential information.

During 2007, several named executive officers became entitled to severance benefits under this policy, including Mr. Bailis, Mr. Dibble and Ms. Patsley. The amount and nature of these benefits are described in detail in the compensation tables and footnotes. Also in 2007, Mr. Boucher received a Gross Up Payment under the plan. This payment was made to cover the Section 4999 excise tax incurred by Mr. Boucher as a result of the accelerated vesting of his equity at the time of the merger.

OTHER BENEFIT PLANS

All executive officers also are eligible to participate in the employee benefit plans and programs generally available to First Data’s employees, including participation in First Data’s matching gift program and coverage under First Data’s medical, dental, life and disability insurance plans.

TAX AND ACCOUNTING CONSIDERATIONS

In reviewing 2007 compensation, the Committee attempted to maximize the tax deductibility of executive officer compensation programs. Executive officer compensation derived from the SEIP and stock options are tax deductible, however, base pay and income derived from restricted stock grants in excess of $1 million do not meet the IRS code 162(m) qualifications for deductibility. The Committee believed that granting a limited amount of restricted stock yielded numerous benefits to the Company and Shareholders (as described in the Equity section above) which outweighed the potential impact of providing non-deductible compensation.

However, as a result of the merger during 2007, 162(m) limitations will not apply to First Data as the Company’s common stock is no longer registered or publicly traded. The Committee has not considered 162(m) deductibility limitations in the planning of 2008 compensation since they do not apply.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total ($)
Daniel P. Burnham	$230,000	$0	$0	$0	$0	$0	$230,000
David A. Coulter	230,000	0	0	0	0	0	230,000
Alison Davis	225,000	0	0	0	0	25,000	250,000
Peter B. Ellwood	215,000	0	0	0	0	0	215,000
Courtney F. Jones	240,000	0	0	0	0	0	240,000
Richard P. Kiphart	230,000	0	0	0	0	25,000	255,000
James D. Robinson III	223,000	0	0	0	0	20,000	243,000
Charles T. Russell	215,000	0	0	0	0	0	215,000
Joan E. Spero	245,000	0	0	0	0	25,000	270,000
Arthur F. Weinbach	225,000	0	0	0	0	25,000	250,000
Tagar C. Olson	0	0	0	0	0	0	0
Scott C. Nuttall	0	0	0	0	0	0	0
James R. Fisher	0	0	0	0	0	0	0

(1)	Daniel P. Burnham, David A. Coulter, Alison Davis, Peter B. Ellwood, Courtney F. Jones, Richard P. Kiphart, James D. Robinson III, Charles T. Russell, Joan E. Spero and Arthur F. Weinbach are all former board members who served on the First Data Corporation Board of Directors until the date of the merger on September 24, 2007. Tagar Olson, Scott Nuttall, and James Fisher are the current board members serving since the date of the merger and currently receive no compensation for their service.
(2)	Represents Gift Matching benefit paid during 2007. The Gift Matching Program was available to active board members through the First Data Foundation (“the Foundation”). Non-profit organizations located in the U.S. and recognized by the IRS as tax-exempt and designated a public charity under Section 501(c)(3) or Section 170 (c)(1) are eligible under the plan as well as international organizations approved by the Foundation with gifts greater than $10,000. Contributions made to eligible organizations are capped at $25,000 per calendar year with a match of $1 for every $1 donated.

Director Compensation Prior to September 24, 2007 Merger

Prior to the September 24, 2007 merger, Directors who were not employees of the Company or its affiliates were paid an annual retainer of $90,000 for service. In addition, the chairperson of the Audit Committee received an annual retainer of $25,000 and each member of the Audit Committee received an annual retainer of $10,000. The chairperson of the Compensation and Benefits Committee received an annual retainer of $15,000. The chairperson of the Corporate Governance Committee received an annual retainer of $15,000. The chairperson of the Executive Committee receives an annual retainer of $8,000.

In addition, in lieu of annual option grants, the Company elected to make cash payments to the non-employee directors to compensate them for the value of grants that would otherwise have been provided to them under the Company’s equity plans for directors. Each non-employee director received $125,000 in lieu of the annual grant. Mr. Coulter, Mr. Kiphart and Ms. Spero also received a $15,000 re-election payment which reflects a pro rata portion of the re-election equity award grant that they otherwise would have received.

Director Compensation Following September 24, 2007 Merger

Following the September 24, 2007 merger, Directors who were not employees of the Company received no compensation in 2007. The Board of Directors of the Company currently is reviewing future Director compensation policies.

Reimbursements

Directors are reimbursed for their expenses incurred in attending Board, committee and shareholder meetings, including those for travel, meals and lodging. Directors are also reimbursed for their expenses incurred in attending director education programs.

Indemnification

The Company’s Certificate of Incorporation provides that the Company shall indemnify and hold harmless each director to the fullest extent permitted or authorized by the General Corporation Law of the State of Delaware.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($) (4)	All Other Compensation ($) (5)	Total ($)
Michael D. Capellas, Chairman & Chief Executive Officer (6)	2007	$573,077	$867,945	$0	$0	$0	$0	$83,869	$1,524,891
Henry C. Duques, Former Chairman & Chief Executive Officer (7)	2007	197,917	0	2,453,280	4,988,976	1,400,000	71,643	331,562	9,443,378
	2006	250,000	0	0	0	1,650,000	115,994	134,374	2,150,368
Kimberly S. Patmore, Executive Vice President & Chief Financial Officer	2007	577,083	0	2,658,286	4,583,335	600,000	50,429	129,841	8,598,974
	2006	545,833	550,000	808,900	638,225	600,000	71,158	116,173	3,330,289
Peter W. Boucher, Executive Vice President	2007	464,583	0	766,650	3,948,245	525,000	1,492	1,491,843	7,197,813
	2006	301,042	500,000	0	610,191	0	0	27,083	1,438,316
David E. Dibble, Executive Vice President (8)	2007	546,250	0	2,132,197	3,872,485	0	0	5,973,122	12,524,054
	2006	520,833	0	496,563	517,412	560,000	0	3,230	2,098,038
Edward A. Labry III, Senior Executive Vice President	2007	750,000	0	1,165,308	5,530,868	937,500	7,997	34,782	8,426,455
	2006	750,000	0	0	689,883	655,000	11,733	7,971	2,114,587
David P. Bailis, Former Senior Executive Vice President(9)	2007	477,083	0	2,299,756	5,185,433	0	7,795	5,586,199	13,556,266
	2006	500,000	0	438,600	575,786	575,000	2,333	58,549	2,150,268
Pamela H. Patsley, Former Senior Executive Vice President(10)	2007	616,667	0	2,750,284	5,137,324	0	11,869	6,237,978	14,754,122
	2006	591,667	600,000	808,900	720,138	660,000	15,378	247,102	3,643,185

(1)	Mr. Capellas received a guaranteed bonus for 2007 per his hire agreement. Ms. Patmore and Ms. Patsley were awarded a deferred cash bonus by the Committee in 2005 which was paid in March 2006. The award was granted in recognition of strong 2004 performance in certain segments of the business and to maintain competitive compensation levels for executive officers. Mr. Boucher received a guaranteed bonus for 2006 per his hire agreement.
(2)	Amounts include all compensation expense recognized in First Data’s financial statements during 2007 in accordance with SFAS 123R with respect to all restricted shares awarded under the 1992 and 2002 First Data Corporation Long-Term Incentive Plans. As a result of the merger, all outstanding restricted shares became vested during 2007 and therefore all compensation expense on outstanding restricted shares previously unrecognized prior to the merger date was recorded on the merger date in accordance with SFAS 123R. See Note 15 to the Consolidated Financial Statements included in Item 8 of this Form 10-K for a discussion of the relevant assumptions used in calculating grant date fair value under SFAS 123R. For further information on awards granted in 2007, see the Grant of Plan-Based Awards Table.
(3)

Amounts include all compensation expense recognized in First Data’s financial statements during 2007 in accordance with SFAS 123R with respect to all stock options awarded under the 1992 and 2002 First Data Corporation Long-Term Incentive Plans. As a result of the merger, during 2007 all outstanding options were cancelled and exchanged for cash equal to the difference between the $34.00 per share merger price and the option exercise price, if any. Therefore, all compensation expense on outstanding options previously unrecognized prior to the merger date was recorded on the merger date in accordance with SFAS 123R. See

Note 15 to the Consolidated Financial Statements included in Item 8 of this Form 10-K for a discussion of the relevant assumptions used in calculating grant date fair value under SFAS 123R. For further information on options granted in 2007, see the Grant of Plan-Based Awards Table.

(4)	Amounts shown include the increase in actuarial values of the qualified and non-qualified First Data Corporation Retirement Plans and above market earnings related to the Supplemental Incentive Savings Plans.

For 2007, these amounts were respectively as follows: Mr. Capellas $0/0; Mr. Duques ($19,396)/$71,643; Ms. Patmore ($374)/$50,429; Mr. Boucher $0/$1,492; Mr. Dibble $0/$0; Mr. Labry $0/$7,997; Mr. Bailis ($1,024)/$7,795; Ms Patsley $0/11,869.

For 2006, these amounts were respectively as follows: Mr. Capellas $0/0; Mr. Duques ($21,243)/$115,994; Ms. Patmore $17/$71,141; Mr. Boucher $0/$0; Mr. Dibble $0/$0; Mr. Labry $0/$11,733; Mr. Bailis $206/$2,127; Ms. Patsley $0/$15,378.

(5)	Full explanation of these amounts is provided in the Perquisite and Personal Benefits Table and accompanying footnotes.
(6)	Mr. Capellas’ first day of employment with First Data Corporation was September 24, 2007.
(7)	Mr. Duques’ last day of employment with First Data Corporation was October 14, 2007.
(8)	Mr. Dibble’s last day of employment with First Data Corporation was December 31, 2007.
(9)	Mr. Bailis’ last day of employment with First Data Corporation was December 1, 2007. Mr. Bailis did not perform executive officer duties following September 24, 2007.
(10)	Ms. Patsley’s last day of employment with First Data Corporation was December 31, 2007. Ms. Patsley did not perform executive officer duties following September 24, 2007.

PERQUISITE AND PERSONAL BENEFITS

Name	Year	Financial Planning ($) (1)	Employee Stock Purchase Plan ($) (2)	Qualified Defined Contribution Plans ($) (3)	Non-Qualified Defined Contribution Plans ($) (4)	Life Insurance ($) (5)	Tax Gross Up Payments ($) (6)	Severance Payments ($) (7)	280G Parachute Payments ($)	2007 Relocation Benefits ($)	Other Compensation ($) (8)		Total ($)
Michael D. Capellas	2007	$20,000	$0	$0	$0	$546	$30,290	$0	$0	$28,137	$4,896	(9)	$83,869

Henry C. Duques	2007	0	2,125	13,537	146,396	1,254	36,125	0	0	10,003	122,122	(10)	331,562
	2006	20,000	4,760	13,162	900	1,584	27,364	0	0	0	66,604	(10)	134,374

Kimberly S. Patmore	2007	10,000	1,299	21,150	77,746	1,380	9,381	0	0	0	8,885	(11)	129,841
	2006	6,327	2,709	20,680	69,882	1,311	5,086	0	0	0	10,178	(11)	116,173

Peter W. Boucher	2007	10,000	0	0	0	1,035	4,510	0	1,476,298	0	0		1,491,843
	2006	18,220	0	0	0	647	8,216	0	0	0	0		27,083

David E. Dibble	2007	10,000	0	6,750	0	855	4,804	2,933,238	3,017,475	0	0		5,973,122
	2006	1,635	0	0	0	810	785	0	0	0	0		3,230

Edward A. Labry III	2007	20,000	0	6,750	0	840	7,192	0	0	0	0		34,782
	2006	0	0	6,600	0	840	0	0	0	0	531	(12)	7,971

David P. Bailis	2007	0	0	18,225	52,119	1,139	1,196	2,747,083	2,760,343	0	6,094	(13)	5,586,199
	2006	15,331	0	8,475	20,975	1,242	8,326	0	0	0	4,200	(13)	58,549

Pamela H. Patsley	2007	10,000	0	10,125	50,512	1,518	6,654	3,276,902	2,872,127	0	10,140	(14)	6,237,978
	2006	0	0	9,900	29,635	863	79,291	0	0	0	127,413	(14)	247,102

(1)	Executive officers are eligible to receive an annual cash benefit for personal financial planning and/or tax advisory services. These benefits are grossed-up for taxes and the gross-up payment is reported in the Tax Gross-Up Payments column.
(2)	Includes the value of the discount for all stock purchased under the First Data Employee Stock Purchase Plan (ESPP). This plan was terminated at the time of the merger.
(3)	Includes company contributions in the First Data Corporation Incentive Savings Plan (ISP), a qualified 401(k) plan.
(4)	Includes company contributions in the First Data Corporation SISP-2. This plan was terminated on October 15, 2007.
(5)	Includes the value of imputed income on life insurance premiums paid by the Company.
(6)	For 2007, amounts include all tax gross-up payments related to financial planning, personal corporate aircraft usage and relocation. These amounts are respectively as follows: Mr. Capellas $9,020/$1,653/$19,617; Mr. Duques $0/$6,993/$29,132; Ms. Patmore $7,718/$1,601/$0, Ms. Patmore also received a gross-up payment of $62 related to club membership dues; Mr. Boucher $4,510/$0/$0; Mr. Dibble $4,804/$0/$0; Mr. Labry $7,192/$0/$0; Mr. Bailis $0/$667/$0, Mr. Bailis also received a gross-up payment of $529 related to company-paid spousal travel; Ms. Patsley $6,178/$476/$0. For 2006, amounts shown include all tax gross up payments related to financial planning, corporate aircraft usage and supplemental savings plans. These amounts are respectively as follows: Mr. Duques $9,020/$18,340/$4; Ms. Patmore $2,763/$1,250/$1,073; Mr. Boucher $8,216/$0/$0; Mr. Dibble $785/$0/$0; Mr. Labry $0/$0/$0; Mr. Bailis $7,034/$1,012/$280; Ms. Patsley $0/$0/$452.

(7)	Includes severance benefits for: Mr. Dibble comprised of $2,300,000 representing two years base and target bonus, $575,000 representing 2007 bonus, $26,372 for health and welfare benefits and $31,866 for financial planning – all of Mr. Dibble’s benefits were earned in 2007 and payable in 2008; Mr. Bailis comprised of $2,200,000 representing two years base and target bonus, $527,083 representing a pro rata 2007 bonus and $20,000 for financial planning – all of Mr. Bailis’ benefits were earned and paid in 2007; Ms. Patsley comprised of $2,540,000 representing two years base and target bonus, $650,000 representing 2007 bonus, $21,078 for health and welfare benefits, $30,055 for financial planning and $35,769 for unused vacation time – all of Ms. Patsley’s benefits were earned in 2007 and all benefits except for $200,000 will be paid in 2008.
(8)	Personal use of corporate aircraft is one of the items included in Other Compensation. The amounts shown for corporate aircraft usage are the incremental cost associated with the personal use of the aircraft by each of the named executive officers. The calculation of incremental cost for personal use of the corporate aircraft includes the average hourly variable costs of operating the aircraft for the year attributed to the named executive officer’s personal flight activity.
(9)	Mr. Capellas’ other compensation in 2007 represents personal use of company aircraft of $4,896.
(10)	Mr. Duques’ other compensation in 2007 includes an apartment lease of $41,782 and personal use of company aircraft of $80,340. For 2006, Mr. Duques’ other compensation includes an apartment lease of $53,288, an automobile lease of $11,000, personal use of sporting event tickets of $916 and personal use of company aircraft of $1,400.
(11)	Ms. Patmore’s other compensation in 2007 includes personal use of company aircraft of $4,680 and club membership fees of $4,205. For 2006, Ms. Patmore’s other compensation includes club membership fees of $7,200, personal use of sporting event tickets of $458 and personal use of company aircraft of $2,520.
(12)	Mr. Labry’s other compensation includes personal use of sporting event tickets of $531 in 2006.
(13)	Mr. Bailis’ 2007 other compensation includes imputed income on company-paid spousal travel of $1,154 and personal use of company aircraft of $4,940. For 2006, Mr. Bailis’ other compensation includes personal use of company aircraft of $4,200.
(14)	Ms. Patsley’s other compensation in 2007 includes personal use of company aircraft of $10,140. For 2006, Ms. Patsley’s other compensation includes $127,413 in tax equalization payments stemming from her expatriate assignment from August 2002 to August 2004.

GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of	All Other Option Awards: Number of	Exercise or Base Price of	Grant Date Fair Value of Stock and
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	Stock or Units (#) (1)	Securities Underlying Options (#) (2)	Option Awards ($/Sh)	Option Awards ($) (3)	Market Close Price ($/Sh) (4)
Henry C. Duques	2/21/2007							96,000			$2,453,280
	2/21/2007								678,800	$25.56	4,988,976	$25.57
Kimberly S. Patmore	2/21/2007							36,000			919,980
	2/21/2007								254,500	25.56	2,362,193	25.57
Peter W. Boucher	2/21/2007							30,000			766,650
	2/21/2007								212,100	25.56	1,968,649	25.57
David E. Dibble	2/21/2007							30,000			766,650
	2/21/2007								212,100	25.56	1,968,649	25.57
Edward A. Labry III	2/21/2007							45,600			1,165,308
	2/21/2007								322,400	25.56	2,992,420	25.57
David P. Bailis	2/21/2007							39,600			1,011,978
	2/21/2007								280,000	25.56	2,598,876	25.57
Pamela H. Patsley	2/21/2007							39,600			1,011,978
	2/21/2007								280,000	25.56	2,598,876	25.57

(1)	Grants reflected in this column are grants of restricted stock. All 2007 grants were fully vested and exchanged for cash at the time of the merger.
(2)	Grants reflected in this column are grants of stock options. All 2007 grants were cancelled and exchanged for cash at the time of the merger.
(3)	Grant Date Fair Value for restricted stock and options is based on SFAS 123R valuations at the time of grant. SFAS 123R valuations were based on the average high and low price of FDC stock on the date of award for restricted stock and Black-Scholes valuation for stock options.
(4)	Close price is not equal to the exercise price because the exercise price of granted stock options was set at the average of the high and low price of FDC stock on the date of the award.

Letter Agreement with Mr. Capellas

On September 24, 2007, the Company assumed a letter agreement, dated as of June 27, 2007, between Michael Capellas and New Omaha Holdings, L.P. (the “Letter Agreement ”). Pursuant to the Letter Agreement, Mr. Capellas became Chairman and Chief Executive Officer of the Company upon the completion of the merger. Under the terms of the Letter Agreement, Mr. Capellas will earn an annual base salary of $1,200,000, will receive a pro rated guaranteed annual bonus for 2007 based on a full-year annual bonus of $1,800,000 and thereafter will be eligible to earn a performance-based annual bonus with a target amount of 150% of his base salary. Similar to the arrangements with other executives of the Company, upon termination of Mr. Capellas’ employment by the Company without “cause” or by Mr. Capellas as a result of “good reason”, Mr. Capellas will be entitled to a payment of two times the sum of his base salary and his target annual bonus. For Mr. Capellas, this amount will be reduced on a dollar for dollar basis by the amount of gain realized by him on his equity investment in First Data Holdings Inc. (“Holdings”). Under the terms of the Letter Agreement, Mr. Capellas is obligated to make an equity investment in Holdings and is entitled to receive stock option grants to purchase shares of common stock of Holdings.

Employment Agreement with Mr. Labry

In connection with the Company’s merger with Concord EFS, Inc., on April 1, 2003 an employment agreement was entered into with Edward A. Labry III, President of First Data Commercial Services. The agreement provided that the Company would employ Mr. Labry for a base salary of $750,000 per year and that he may be eligible for additional compensation under certain Company plans or arrangements. Under the agreement, Mr. Labry agreed not to compete with the Company, or solicit any employees or customers of the Company, during his employment with the Company and twelve months thereafter. The initial employment period was February 26, 2004 through February 26, 2006. However, the agreement automatically extends for additional thirty (30) day periods unless either party gives notice to the other party fifteen (15) days before the end of an employment period. As of the date hereof, neither party has provided notice to terminate the agreement.

Non-Equity Incentive Plan Compensation

Amounts listed under the “Non-Equity Incentive Plan Compensation” column, were determined by the Compensation and Benefits Committee and were paid prior to March 15, 2008.

Equity Awards

The stock options were granted under the 2002 Long-Term Incentive Plan and had a ten-year term. The options were scheduled to vest in four equal installments starting on the anniversary date of the initial grant date. The grant price was based upon the average high and low market price of the Company’s common stock as reported by the New York Stock Exchange on the date of the grant.

The restricted stock awards were granted under the 2002 Long-Term Incentive Plan. The restricted shares were scheduled to vest in three equal installments starting on the anniversary date of the initial grant date. Recipients of restricted stock received dividends and voting rights on all grants. However, the shares of restricted stock could not be sold or otherwise transferred prior to the lapse of the restrictions.

Upon the closing of the September 24, 2007 merger, all outstanding options were cancelled and exchanged for cash equal to the difference between the $34.00 per share merger price and the option exercise price, if any. All outstanding restricted shares vested upon the September 24, 2007 merger and were exchanged for $34.00 per share.

The value of the stock option and restricted stock awards is based on several factors including base salary, bonus target, total compensation market pay information, scope and responsibilities of the position, and compensation opportunity as compared to other internal executives. The Company utilized a 33% Black-Scholes valuation method to determine the number of options granted once the value of the award has been determined.

Salary / Bonus in Proportion to Total Compensation

Based on the 2007 base salary of the named executive officers and the aggregate fair value of equity awards granted to named executive officers in 2007, “Salary” accounted for approximately 7% of the total compensation of the named executive officers while incentive compensation accounted for approximately 93% of the total compensation of the named executive officers. This calculation is exclusive of Mr. Capellas who joined the Company in September 2007 and did not receive any incentive-based compensation during 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END (1)

		Option Awards					Stock Awards
Name	Company	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Henry C. Duques
	WU	850,000	0	0	18.86	11/26/2010
	WU	30,742	0	0	15.90	4/2/2013
	WU	8,000	0	0	18.11	5/21/2013
	WU	4,000	0	0	19.31	7/16/2013
	WU	12,709	0	0	17.92	2/25/2014
	WU	8,000	0	0	20.12	5/19/2014
Kimberly S. Patmore
	WU	60,000	0	0	9.74	3/8/2010
	WU	100,000	0	0	13.54	2/7/2011
	WU	80,000	0	0	18.77	2/6/2012
	WU	60,000	0	0	15.63	2/5/2013
	WU	100,000	0	0	18.59	2/25/2014
	WU	100,000	0	0	18.25	2/23/2015
	WU	175,000	0	0	20.65	2/22/2016
Peter W. Boucher
	WU	150,000	0	0	21.64	4/17/2016
Edward A. Labry III
	WU	410,625	0	0	13.31	1/4/2009
	WU	360,625	0	0	13.10	2/18/2009
	WU	410,625	0	0	13.15	2/26/2009
	WU	205,313	0	0	17.75	9/9/2010
	WU	292,000	0	0	26.28	2/22/2011
	WU	328,500	0	0	41.62	3/4/2012
	WU	30,000	0	0	19.07	12/8/2014
	WU	200,000	0	0	20.65	2/22/2016
David P. Bailis
	WU	150,000	0	0	19.98	12/1/2009
	WU	150,000	0	0	20.65	12/1/2009
	WU	50,000	0	0	19.19	12/1/2009
Pamela H. Patsley
	WU	200,000	0	0	20.65	12/31/2009

(1)	All First Data (“FDC”) equity awards were cancelled upon the merger. Western Union (“WU”) equity awards were granted under the 1992 and/or 2002 First Data Corporation Long-Term Incentive Plans in connection with the spin-off of Western Union from First Data in September 2006. At that time, one option of WU was granted for each FDC option held and strike prices were adjusted accordingly to provide equivalent value.

All unvested Western Union Equity Awards became fully vested on September 24, 2007, the date of the merger.

OPTION EXERCISES AND STOCK VESTED

		Option Awards		Stock Awards
Name	Company	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (2)
Henry C. Duques (3)	FDC	1,792,251	$18,665,699	96,000	$3,264,000
	WU	200,000	651,300	0	0
Kimberly S. Patmore (4)	FDC	929,500	11,141,502	116,000	3,858,200
	WU	0	0	80,000	1,700,100
Peter W. Boucher (5)	FDC	362,100	3,010,490	30,000	1,020,000
	WU	0	0	0	0
David E. Dibble (6)	FDC	437,100	4,116,155	67,500	2,295,000
	WU	225,000	564,795	37,500	793,500
Edward A. Labry III (7)	FDC	4,716,856	77,243,351	45,600	1,550,400
	WU	1,306,768	15,381,071	0	0
David P. Bailis (8)	FDC	630,000	5,832,060	69,600	2,366,400
	WU	0	0	30,000	634,800
Pamela H. Patsley (9)	FDC	1,235,000	16,646,019	119,600	3,980,600
	WU	655,000	4,685,409	80,000	1,700,100

(1)	Includes value realized from all FDC and WU option exercises during the year as determined by the difference between the option exercise price and market price on the date of exercise and FDC options exchanged for cash as a result of the merger. At the time of merger, all vested and unvested FDC options were cancelled and exchanged for cash in an amount equal to the difference, if any, between the $34.00 merger stock price and the option exercise price.

(2)	Includes value realized from all FDC and WU restricted shares which vested during the year. All previously unvested restricted shares held at the time of the merger became fully vested with a realized price of $34.00 per share for FDC shares and $21.16 per share for WU shares. Stock prices on other vesting dates during the year were: $25.53 per share for FDC and $21.90 per share for WU on February 22, 2007; $25.42 per share for FDC and $21.89 per share for WU on February 23, 2007.
(3)	Represents exercise of 200,000 options of FDC and 200,000 options of WU with a combined realized value of $3,011,340; cancellation of 1,592,251 options of FDC with a realized value of $16,305,659 in connection with the merger; vesting of 96,000 shares of FDC with a realized value of $3,264,000 in connection with the merger.
(4)	Represents cancellation of 929,500 options of FDC with a realized value of $11,141,502 in connection with the merger; vesting of 10,000 shares of FDC and 10,000 shares of WU with combined realized value of $473,100 due to normal vesting; vesting of 106,000 shares of FDC and 70,000 shares of WU with a combined realized value of $5,085,200 in connection with the merger.
(5)	Represents cancellation of 362,100 options of FDC with a realized value of $3,010,490 in connection with the merger; vesting of 30,000 shares of FDC with a realized value of $1,020,000 in connection with the merger.
(6)	Represents exercise of 225,000 options of WU with a realized value of $564,795; cancellation of 437,100 options of FDC with a realized value of $4,116,155 in connection with the merger; vesting of 67,500 shares of FDC and 37,500 shares of WU with a combined realized value of $3,088,500 in connection with the merger.
(7)	Represents exercise of 1,306,768 options of WU with a realized value of $15,381,071; cancellation of 4,716,856 options of FDC with a realized value of $77,243,351 in connection with the merger; vesting of 45,600 shares of FDC with a realized value of $1,550,400 in connection with the merger.
(8)	Represents cancellation of 630,000 options of FDC with a realized value of $5,832,060 in connection with the merger; vesting of 69,600 shares of FDC and 30,000 shares of WU with a combined realized value of $3,001,200 in connection with the merger.
(9)	Represents exercise of 655,000 options of WU with a realized value of $4,685,409; cancellation of 1,235,000 options of FDC with a realized value of $16,646,019 in connection with the merger; vesting of 10,000 shares of FDC and 10,000 shares of WU with combined realized value of $473,100 due to normal vesting; vesting of 109,600 shares of FDC and 70,000 shares of WU with a combined realized value of $5,207,600 in connection with the merger.

PENSION BENEFITS

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Henry C. Duques	Qualified Benefit	10.50	$263,101	$0
	Non-qualified Benefit	10.50	168,787	0
Kimberly S. Patmore	Qualified Benefit	1.37	15,467	0
	Non-qualified Benefit	1.37	0	0
David P. Bailis	Qualified Benefit	5.13	58,867	0
	Non-qualified Benefit	5.13	12,957	0

The named executive officers in the above table participate in two Company sponsored defined benefit pension plans: the First Data Corporation Retirement Plan, a tax-qualified plan; and the First Data Corporation Excess Benefit Retirement Plan, a non-qualified pension plan, which provides supplemental retirement and related benefits for a select group of management and highly compensated employees of the Company. The Company adopted the Excess Benefit Retirement Plan to be effective January 1, 1994 and believes it serves to assist the Company in motivating and retaining executives of superior ability, industry and loyalty. It also serves to recognize pay over limitations set by the Internal Revenue Code. The Company does not have a policy regarding extra years of credited service under the plans.

The Company calculates the present values shown on the table using: (i) the same discount rates it uses for FAS 87 calculations for financial reporting purposes (6.47% for both the Retirement Plan and the Excess Benefit Retirement Plan); and (ii) each plan’s earliest unreduced retirement age based on the participant’s age and service (age 60 for both the Retirement Plan and the Excess Benefit Retirement Plan). The present values shown in the table reflect post-retirement mortality, based on the FAS 87 assumption (the 2007 Optional Combined Mortality Table), but do not include an assumption of pre-retirement termination, mortality, or disability.

First Data Corporation Retirement Plan

The Retirement Plan froze benefit accruals as of December 30, 1997 for most Plan participants and as of December 30, 1998 for the remaining Plan participants. In general, the Retirement Plan provides participants with a life annuity benefit at normal retirement equal to the sum of A plus B plus C, with a minimum of D below.

A.	1% of Average Final Compensation multiplied by Credited Service up to five years; plus

B.	1.15% of Average Final Compensation multiplied by Credited Service for the next five years; plus

C.	1.3% of Average Final Compensation multiplied by Credited Service in excess of ten years.

D.	$72 multiplied by Credited Service.

Average Final Compensation is the average of the highest five (out of the last ten) consecutive calendar years of Compensation, up to and including the year the participant’s benefit is frozen. Compensation in any year for calendar years after 1989 is determined as the sum of the base rate of compensation (including any elective deferrals) on December 31 of the prior calendar year, commissions received during the prior calendar year, and overtime pay and incentive awards (including bonuses) received during the current calendar year. For calendar years before 1990, W-2 wages are used to determine Compensation. The Retirement Plan covers such earnings up to the limit imposed by Internal Revenue Code Section 401(a)(17).

Credited Service includes years and months of employment with the Company, starting on the participant’s date of hire and ending as of the participant’s freeze date. For Mr. Duques, Credited Service includes his period of employment with American Express.

Participants become fully vested in their retirement benefit upon the completion of five years of service or the attainment of age 65. Vested participants who terminate prior to becoming eligible for early retirement (age 55 and 10 years of service) may choose to receive an unreduced benefit at age 65. They may also choose to commence their benefits as early as age 55, with early retirement reductions of 7% per year from age 65. Vested participants who terminate after becoming eligible for early retirement, may commence their benefit as early as age 60 on an unreduced basis, with subsidized early retirement reductions of 5% per year from age 60. Vested participants who terminate after becoming eligible for early retirement may also receive their benefit on an unreduced basis after age 55 if their age plus service total 90 or more when payments commence.

If the participant is disabled prior to retirement (and after attaining 5 years of service), the participant’s benefit is determined based on Average Final Compensation as of the participant’s date of disability and Credited Service before and after the date of disability (up through the participant’s freeze date). Benefits can commence as early as the date of disability and are reduced for commencement prior to the attainment of age 60 with 10 years of service (unless the participant’s attained age and years of service total 90 or more). Upon death prior to retirement, if the participant is fully vested and survived by his or her spouse, a pre-retirement survivor annuity is payable. The pre-retirement survivor annuity is equal to 50% of the accrued benefit in the Retirement Plan, reduced for early commencement, and is payable at the participant’s earliest retirement age.

The Retirement Plan offers several optional forms of payment, including joint and survivor annuities, certain and life annuities, and level income annuities. The benefit paid under any of these options is reduced so as to be equivalent to the life annuity benefit produced by the formula described above. The normal payment form is a single life annuity for unmarried participants and an unreduced 50% joint and survivor annuity for married participants. The optional 100% joint and survivor annuity form of payment for married participants is reduced so as to be equivalent to the 50% joint and survivor annuity described above.

First Data Corporation Excess Benefit Retirement Plan

The Excess Benefit Retirement Plan covers employees of the Company who are participants in the Retirement Plan and whose Compensation exceeds the Internal Revenue Code Section 401(a)(17) limit with respect to any plan year. Like the Retirement Plan, benefit accruals under the Excess Benefit Retirement Plan are frozen as of December 30, 1997 for most participants and as of December 30, 1998 for remaining participants.

The accrued benefit under the Excess Benefit Retirement Plan equals the accrued benefit that would be payable under the terms of the Retirement Plan in the form of a joint and survivor annuity for a married participant, and in the form of a single life annuity for an unmarried participant if such benefit were calculated without regard to the Internal Revenue Code Section 415 limitation and as if (i) the 401(a)(17) limitation for years prior to 1996 were $235,840 and (ii) the 401(a)(17) limitation for 1996 and later years were $1,000,000. In applying this definition of accrued benefit with respect to each participant, the accrued benefit equals the sum of A and B, where A is equal to the accrued benefit under the Retirement Plan determined by taking into account the participant’s Average Final Compensation that would be taken into account under the Retirement Plan as of the participant’s freeze date (using the lesser of their Compensation and $235,840) but using Credited Service as of December 31, 1995, and B is equal to the accrued benefit under the Retirement Plan determined by taking into account the participant’s Average Final Compensation that would be taken into account under the Retirement Plan as of the participant’s freeze date (using the lesser of their Compensation and $1,000,000) but using Credited Service accrued under the Retirement Plan during 1996 and all subsequent years (ceasing as of the participant’s freeze date).

A participant’s accrued benefit under the Excess Benefit Retirement Plan will be vested at the same time and to the same extent as his or her benefit under the Retirement Plan is vested.

Compensation and Average Final Compensation are determined under the Excess Benefit Retirement Plan in the same manner as under the Retirement Plan. In addition, with the exception of the accrued benefit calculation itself, benefits payable upon early retirement, disability and death under the Excess Benefit Retirement Plan are determined in the same manner as in the Retirement Plan. Finally, the accrued benefit under the Excess Benefit Retirement Plan is paid in the same form and is adjusted in the same manner as the form in which the participant’s accrued benefit is paid and adjusted under the Retirement Plan for forms of retirement of distribution other than the normal form of benefit and when the benefit payment commences.

NONQUALIFIED DEFERRED COMPENSATION (1)

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($) (2)	Aggregate Earnings in Last FY ($)(3)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Henry C. Duques (4)
SISP	$0	$0	$244,079	$3,398,561	$0
SISP-2	1,278,333	146,396	24,449	1,450,082	0
Kimberly S. Patmore (5)
SISP	0	0	146,270	2,246,253	0
SISP-2	31,563	77,746	53,442	858,454	0
Peter W. Boucher (6)
SISP	0	0	0	0	0
SISP-2	150,000	0	8,114	158,114	0
Edward A. Labry III (7)
SISP	0	0	31,551	484,528	0
SISP-2	0	0	0	0	0
David P. Bailis (8)
SISP	0	0	0	0	0
SISP-2	305,729	52,119	27,639	622,640	0
Pamela H. Patsley (9)
SISP	0	0	26,910	413,260	0
SISP-2	40,425	50,512	20,115	346,696	0

(1)	The SISP and SISP-2 were terminated on October 15, 2007. All account balances were distributed to participants on November 15, 2007.
(2)	These amounts are also included in the Perquisites and Personal Benefits Table and the Summary Compensation Table.
(3)	Includes the following above market interest earnings which are disclosed in the Summary Compensation Table: Mr. Duques $71,643; Ms. Patmore $50,429; Mr. Boucher $1,492; Mr. Labry $7,997; Mr. Bailis $7,795; Ms. Patsley $11,869.
(4)	Mr. Duques elected to participate in the SISP on 7/1/1990 and SISP-2 on 12/12/2006.
(5)	Ms. Patmore elected to participate in the SISP on 7/1/1993 and SISP-2 on 1/1/2005.
(6)	Mr. Boucher elected to participate in the SISP-2 on 5/17/2006.
(7)	Mr. Labry participated in the Concord Deferred Compensation Plan. Following First Data’s acquisition of Concord, his balance of $369,733.48 was transferred to the SISP.
(8)	Mr. Bailis elected to participate in the SISP-2 on 12/13/2005.
(9)	Ms. Patsley elected to participate in the SISP on 4/1/2000 and SISP-2 on 1/1/2005.

Prior to October 15, 2007, the Company offered an unfunded non-qualified deferred compensation plan called the SISP-2 to all director and above employees that earn an annual base salary of $95,000 or more a year. Participants were able to elect to defer up to 80% of their annual base salary and bonus. Elections were able to be made within the first 30 days of employment for new employees or in November of the prior year, and could not be changed after the beginning of the plan year (January 1st). At the time the participant enrolled in the SISP-2, the participant could choose to have an in-service withdrawal as well as a final distribution election. The in-service withdrawal requires the following: payment type (lump sum or annual installments); the year in which the payment will start; the number of annual installments (up to 5 per year); and the amount of each payment (the amount of the payment is limited to vested contributions plus earnings credited to the plan beginning January 1, following the date the in-service withdrawal election is made). If the participant left the Company prior to the scheduled in-service payment election, the election was cancelled and all benefits were paid according to the final distribution election. The final distribution election was made in the form of a lump sum payment (have the vested account balance paid in one payment) or quarterly or annual installments specifying the number of years over which the payments would be made (up to 10 years) and the start date of payments (an anniversary of the participants’ termination up to the fifth anniversary). All participants could receive distributions for any of the following: participant leaves the Company, participant becomes partially and totally disabled, participant dies, or a change in control as defined by 409A. All elections, administration, and distributions for the SISP-2 are made within the guidelines and regulations of 409A.

After one year of service, employees were eligible for Company matching contributions. Employees received $1 for every $1 deferred, up to a maximum of 3% of their total compensation. The 3% maximum Company match refers to the total combined company match allocated to the First Data 401(k) ISP and the SISP-2. Company matching contributions could be allocated to either the First Data 401(k) ISP or SISP-2 depending on the employees’ deferral rates to each plan and their compensation. After five years of service, participants were eligible to receive a Service-Related Contribution increase of 1.5% of their compensation (for a total company contribution of 4.5%). The Service-Related Contribution increased to 3% of compensation after ten years of First Data service (for a total company contribution of 6%). Service-Related Contributions are applicable to the First Data 401(k) ISP and SISP-2 in the same manner as company matching contributions as described above. In addition to the Company match and Service-Related Contribution, participants may have been eligible for restored ISP Plus Contributions if they were hired prior to April 1, 1996 and met certain other requirements. If eligible, each payroll period, the Company contributed 3.4% of eligible deferred earnings. Vesting on Company matching contributions and their investment earnings occurred over a four year period, 25% per year for the first four years of participation in the plan. Immediate vesting occurred upon the following: reaching age 65; becoming totally and permanently disabled; dying while employed; and termination of the plan by the Company.

The SISP has been frozen since December 31, 2004.

The return rate on account balances is determined annually by the Company. For 2007, the SISP and SISP-2 rate of return was 7% from January 1, 2007 through September 24, 2007 and 11% from September 24, 2007 through November 15, 2007.

The SISP and SISP-2 were terminated on October 15, 2007, all company contributions became fully vested and all account balances were distributed to participants on November 15, 2007.

Severance Benefit (1)

Name	Cash Payments ($) (2)	Health & Welfare Benefits ($) (3)	Financial Planning ($) (4)	Unvested Stock Options ($) (5)	Unvested Restricted Stock ($) (5)	Estimated 280G Tax Gross Up ($) (6)	Total ($)
Michael D. Capellas (7)	6,000,000	13,809	40,000	0	0	0	6,053,809
Kimberly S. Patmore	2,400,000	19,253	20,000	0	0	0	2,439,253
Peter W. Boucher	2,050,000	19,310	20,000	0	0	843,032	2,932,342
David Dibble(8)	2,875,000	26,372	31,866	0	0	3,017,475	5,950,713
Edward A. Labry III	2,500,000	19,310	20,000	0	0	0	2,539,310

(1)	Benefits are determined based on an assumed termination date of December 31, 2007 and the terms of the First Data Severance/Change in Control Policy effective September 24, 2007. Executive officers are eligible to receive benefits under this plan following three months of service and in the event of an involuntary termination not for cause, death or disability or a voluntary termination for good reason.
(2)	Represents two times the sum of each executive’s base salary and target bonus as of December 31, 2007.
(3)	Represents the company-paid portion of Medical, Dental and Vision benefits for each executive for a period of two years.
(4)	Represents the cash value of the financial planning benefit for each executive for a period of two years.
(5)	No stock options or restricted stock shares were held by any executives as of December 31, 2007.
(6)	Represents estimated 280G gross up payments required under the Severance/Change in Control Policy. Based on a severance date of December 31, 2007. 280G calculations included all Change in Control benefits received as a result of the merger in addition to Severance benefits.
(7)	Per the terms of his employment agreement, Mr. Capellas’ cash payments are reduced by any equity gains realized on either purchased or granted equity. As of December 31, 2007, there were no such gains.
(8)	Mr. Dibble’s last day of employment with First Data was December 31, 2007. The cash payments, estimated Health and Welfare benefits and financial planning benefits shown above reflect the actual terms of his severance agreement.

In July 2005, First Data established the First Data Corporation Severance/Change in Control Policy (the “Policy”). The Policy provides for the payment of benefits to executive officers upon severance from First Data and/or upon a change of control. Following the merger, the Policy was updated and restated to better align with the provisions and definitions in the 2007 Equity Plan in which all executive officers participate.

The Policy is intended to promote uniform treatment of senior executives who are involuntarily terminated other than for “cause” or who voluntarily leave the company for “good reason” as defined under the 2007 Equity Plan. Under the updated Policy, no benefits are provided based solely on a “Change-in-Control”. The Policy provides for payment of the following severance benefits:

1.	A cash payment equal to the executive officer’s base pay plus target bonus multiplied by 2. The updated Policy no longer provides greater benefits for the CEO.

2.	A cash payment equal to the executive officer’s prorated bonus target for the year of termination.

3.	A cash payment equal to the financial planning benefits to which the executive officer would have been entitled to during the two years following termination.

4.	Continuation of medical, dental and vision benefits coverage for a period of 2 years, with a portion of the costs of the benefits paid by the executive officer.

5.	A “Gross Up Payment” is made if it is determined that any Section 280G parachute payments provided by the Company to or on behalf of an eligible executive would be subject to the excise tax imposed by Code Section 4999. The Gross-Up Payment is an amount so that after payment of all taxes the eligible executive retains an amount equal to the Excise Tax imposed by Code Section 4999. Executives are eligible for this benefit regardless of whether their employment is terminated following the triggering change-in-control.

As a condition to receiving severance benefits under the Policy, all employees are required to release First Data and its employees from all claims they may have against them and agree to a number of restrictive covenants which are structured to protect First Data from potential loss of customers or employees and the release of company confidential information.

The actual payments under the policy are contingent upon many factors as of the time benefits would be paid, including elections by the executive and tax rates.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The Company does not have any compensation plans under which the Company’s common stock may be issued. First Data Holdings Inc., the Company’s parent company, has adopted the 2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates. The following table contains certain information regarding options, warrant or rights under the plan as of December 31, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflect in column (a)) (c)
Equity compensation plans approved by security holders	—	—	119,313,768
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	119,313,768

Beneficial Ownership

All of the outstanding stock of First Data Corporation is held by First Data Holdings Inc. The following table sets forth, as of March 1, 2008, the beneficial ownership of common stock of First Data Holdings Inc. by each person known by us to beneficially own more than 5% of the equity securities of First Data Holdings Inc., each director, each Named Executive Officer and all directors and executive officers as a group. Unless otherwise indicated in the footnotes to this table, we believe that each person has sole voting and investment power of the shares.

Name	Number of Shares Beneficially Owned (1, 2)	Percent of Class
New Omaha Holdings L.P. (3)	1,266,801,220	98%
Michael D. Capellas	3,000,000	*
Peter W. Boucher	400,000	*
Edward A. Labry III	2,500,000	*
Kimberly S. Patmore	—	*
James R. Fisher	—	*
Scott C. Nuttall	—	*
Tagar C. Olson	—	*
All directors and executive officers as a group (11 persons)	7,700,000	*

*	Less than one percent
(1)	None of the shares reported were subject to a right to acquire beneficial ownership with 60 days.
(2)	No shares are pledged as security.
(3)

New Omaha Holdings L.P is a limited partnership in which investment funds associated with Kohlberg Kravis Roberts & Co. L.P. and other co-investors own the limited partnership interests. New Omaha Holdings LLC is the general partner of New Omaha Holdings L.P. KKR 2006 Fund L.P. is the sole member of New Omaha Holdings LLC. KKR Associates 2006 L.P. is the general partner of KKR 2006 Fund L.P. KKR 2006 GP LLC is the general partner of KKR 2006 Associates L.P. Messrs. Henry R. Kravis, George R. Roberts, Michael W. Michelson, Perry Golkin, Johannes P. Huth, Todd A. Fisher, Alexander Navab, Marc Lipschultz, Reinhard Gorenflos, Scott C. Nuttall, Joseph Y. Bae, Brian F. Carroll, John K. Saer, Jr. and William J. Janetschek are members of KKR 2006 GP LLC (the “KKR 2006 GP LLC members”). Each of New Omaha Holdings LLC, KKR 2006 Fund L.P., KKR 2006 Associates L.P., KKR 2006 GP LLC and each of the KKR 2006 GP LLC Members may be deemed to share beneficial ownership of any shares beneficially owned by New Omaha Holdings L.P., but disclaim such beneficial ownership except to the extent of their pecuniary interest therein. The address of each of the entities listed in this footnote is c/o Kohlberg Kravis Roberts & Co. L.P., 9 West 57th Street, New York, New York 10019.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies Regarding the Approval of Transactions with Related Parties

Under the Company’s Director Code of Conduct, each director must report to the Company’s General Counsel upon learning of any prospective transaction or relationship in which the director will have a financial or personal interest (direct or indirect) that is with the Company, involves the use of Company assets, or involves competition against the Company (consistent with any confidentiality obligation the director may have). The General Counsel must then advise the Board of any such transaction or relationship and the Board must pre-approve any material transaction or relationship.

Under the Company’s Code of Conduct, executive officers may not use their personal influence to get the Company to do business with a company in which they, their family members or their friends have an interest. In situations where an executive officer is in a position of influence or where a conflict of interest would arise, the prior approval of the General Counsel is required.

Certain Relationships and Related Transactions

Management Agreement

On September 24, 2007 and in connection with the merger, First Data entered into a management agreement with affiliates of KKR (the “Management Agreement”) pursuant to which KKR will provide management, consulting, financial and other advisory services to the Company. Pursuant to the Management Agreement, KKR is entitled to receive an aggregate annual management fee of $20 million, which amount will increase 5% annually, and reimbursement of out-of-pocket expenses incurred in connection with the provision of services. The Management Agreement has an initial term expiring on December 31, 2019, provided that the term will be extended annually thereafter unless the Company provides prior written notice of its desire not to automatically extend the term. The Management Agreement shall terminate automatically upon the consummation of an initial public offering and may be terminated at any time by mutual consent of the Company and KKR. The Management Agreement also contains customary exculpation and indemnification provisions in favor of KKR and its affiliates. During the successor period from September 25, 2007 through December 31, 2007, the Company incurred $5.3 million of management fees.

In addition, pursuant to the Management Agreement, the Company paid KKR transaction fees of $260 million in 2007 for certain services provided in connection with the merger and related transactions. The Management Agreement provides that KKR also will be entitled to receive a fee equal to a percentage of the gross transaction value in connection with certain subsequent financing, acquisition, disposition, merger combination and change of control transactions, as well as a termination fee based on the net present value of future payment obligations under the Management Agreement in the event of an initial public offering or under certain other circumstances.

The Labry Company and its Subsidiaries

The Company has engaged in the following transactions with The Labry Companies and Plane Fish, LLC. Mr. Labry, an executive officer of the Company, is the sole shareholder of The Labry Companies, Inc. and sole member of Plane Fish, LLC.

On January 31, 2006, First Data Merchant Services Corporation, a wholly owned subsidiary of the Company, entered into a four year, eight month sublease agreement with The Labry Companies, Inc. for approximately 3,600 square feet of office space in Memphis, Tennessee, including furniture, fixtures and equipment, on customary terms. During 2007, the Company paid approximately $170,846 to The Labry Companies, Inc. under the sublease. On October 1, 2008, the rent will increase to $14,365 per month. The Labry Companies, Inc. pay the real estate lease, improvements and furnishings costs for the space to the owner of the property and will retain the furniture, fixtures and equipment following the expiration of the lease. For the first two months of 2008, the Company paid the Labry Companies, Inc. approximately $28,425 under the sublease. Effective March 1, 2008 the rent increased to $14,213 per month.

Plane Fish, LLC owns a Twin Engine Learjet 60 aircraft which it leases to a charter company. The charter company makes the aircraft available to its customers, including the Company, which uses the aircraft solely in connection with business-related travel by Mr. Labry and other Company employees. The Company generally receives a favorable rate from the charter company for the use of the aircraft, which is believed to be below the incremental cost of operating the aircraft on flights for the Company. On trips in which a significant number of other employees are passengers on the aircraft, however, the Company receives a rate comparable to the market rate. In 2007, the Company incurred $1,029,999 in expenses to the charter company for the charter of the aircraft. Plane Fish, LLC received payments from the charter company in 2007 in the net amount of $910,034 for the Company’s use of the aircraft, from which Plane Fish, LLC paid the non-personnel operating costs for these trips. The Company currently is negotiating the potential purchase of the aircraft from Plane Fish, LLC for approximately $8.5 million.

Independence of Directors

Prior to the September 24, 2007 merger, the Board of Directors determined that former directors Daniel P. Burnham, David A. Coulter, Alison Davis, Peter B. Ellwood, Courtney F. Jones, Richard P. Kiphart, Charles T. Russell, Joan E. Spero and Arthur F. Weinbach were independent under the requirements of the New York Stock Exchange. In applying those standards, the Board viewed the following relationships as being immaterial for purposes of determining independence: (i) owning or holding options to acquire Company common stock, (ii) service as an officer or employee of the Company or its subsidiaries that ended more than five years ago, (iii) any prior service as an interim Chief Executive Officer of the Company, (iv) employment or affiliation with the auditor of the Company that ended more than five years ago, (v) having a family member that is an employee but not an executive officer of the Company, (vi) any relationship that is not required to be disclosed in the Company’s annual Proxy Statement, and (vii) owning part of a company in which the Company also has an ownership interest if there is no other material relationship between the Company and such company. All other relationships were reviewed on a case-by-case basis. All of the former directors that were members of the Audit, Compensation and Benefits and Corporate Governance Committees were deemed to be independent under the rules of the New York Stock Exchange.

Following the merger, the Company became privately held and none of the members of the newly constituted Board of Directors are independent. Mr. Capellas is not independent as he is employed by the Company and Messrs. Fisher, Nuttall, and Olson are not independent as they are affiliated with KKR.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company retained Ernst & Young LLP to audit the accounts of the Company and its subsidiaries for 2006 and 2007. Ernst & Young LLP has served as the independent registered public accounting firm for the Company or its predecessor entities since 1980.

Summary of Principal Accountant’s Fees for 2007 and 2006

Audit Fees. Ernst & Young LLP’s fees for the Company’s annual audit were $12.7 million in 2007 and $15.7 million in 2006. Audit fees primarily include fees related to the audit of the Company’s annual consolidated financial statements; the review of its quarterly consolidated financial statements; statutory audits required domestically and internationally; comfort letters, consents, and assistance with and review of documents filed with the SEC; offering memorandum, purchase accounting and other accounting and financial reporting consultation and research work billed as audit fees or necessary to comply with the standards of the Public Company Accounting Oversight Board (United States).

Audit-Related Fees. Ernst & Young LLP’s fees for audit-related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements were $4.3 million in 2007 and $3.6 million in 2006. Audit-related fees primarily include fees related to service auditor examinations, due diligence related to mergers and acquisitions, attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards not classified as audit fees.

Tax Fees. Ernst & Young LLP’s fees for tax compliance, tax advice, and tax planning services to the Company were $2.1 million in 2007 and $2.2 million in 2006.

All Other Fees. The Company did not pay Ernst & Young LLP’s any fees for all other professional services in 2007, but had $0.06 million in 2006. All other professional services included providing assistance with the Company’s accounting education program.

2006 fees include services provided to The Western Union Company through September 30, 2006 and prior to its spin-off from the Company.

Audit Committee Pre-approval of Service of Independent Registered Public Accounting Firm

The Audit Committee has established a policy to pre-approve all audit and non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pursuant to the policy, the Audit Committee annually reviews and pre-approves services that may be provided by the independent registered public accounting firm for each audit year. The pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. Once pre-approved, the services and pre-approved amounts are monitored against actual charges incurred and modified if appropriate. The Chairperson of the Committee has the authority to pre-approve such services between meetings of the Audit Committee and reports such pre-approvals to the Audit Committee at the next regularly scheduled meeting.

During 2007, all audit and non-audit services provided by Ernst & Young LLP were pre-approved by the Audit Committee of the Board of Directors or, consistent with the pre-approval policy of the Audit Committee, by the Chairperson of the Committee.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

See Index to Financial Statements on page 83.

(2)	Financial Statement Schedules

See Index to Financial Statements on page 83.

(3)	The following exhibits are filed as part of this Annual Report or, where indicated, were heretofore filed and are hereby incorporated by reference:

EXHIBIT NO.	DESCRIPTION
2.1	Agreement and Plan of Merger, dated as of April 1, 2003, among the Registrant, Monaco Subsidiary Corporation and Concord EFS, Inc. (incorporated by reference to Exhibit 2 of the Registrant’s Form S-4 filed May 21, 2003, Commission File No. 333-105432).

2.2	Amendment and Abeyance Agreement, dated as of December 14, 2003, among the Registrant, Monaco Subsidiary Corporation and Concord EFS, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed December 15, 2003, Commission File No. 1-11073).

2.3	Separation and Distribution Agreement, dated as of September 29, 2006, between First Data Corporation and The Western Union Company (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on October 2, 2006, Commission File No. 1-11073).

2.4	Agreement and Plan of Merger, dated as of April 1, 2007, among New Omaha Holdings L.P., Omaha Acquisition Corporation and First Data Corporation (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on April 2, 2007, Commission File No. 1-11073).

3(i)	Restated Certificate of Incorporation of First Data Corporation (incorporated by reference to Exhibit 3(i) of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

3(ii) (1)	Registrant’s By-laws.

4.1	Indenture, dated as of October 24, 2007, between First Data Corporation, the subsidiaries of First Data Corporation identified therein and Wells Fargo Bank, National Association, as trustee, governing the 9 7 / 8 % Senior Notes (incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

4.2	Indenture dated as of March 26, 1993 between the Registrant and Wells Fargo Bank Minnesota, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (Registration No. 33-74568)).

4.3	2007 Supplemental Indenture, dated as of August 22, 2007, between First Data Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed August 28, 2007, Commission File No. 1-11073).

10.1(1)	Credit Agreement, dated as of September 24, 2007, as amended and restated as of September 28, 2007 among First Data Corporation, the several lenders from time to time parties thereto, Credit Suisse, Cayman Islands Branch, as administrative agent, swingline lender and letter of credit issuer, Citibank, N.A., as syndication agent, and Credit Suisse Securities (USA) LLC, Citigroup Global Markets, Inc., Deutsche Bank Securities Inc., Goldman Sachs Credit Partners L.P., HSBC Securities (USA) Inc., Lehman Brothers Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and bookrunners.

10.2	Senior Unsecured Interim Loan Agreement, dated as of September 24, 2007, among First Data Corporation, the several lenders from time to time parties thereto, Citibank, N.A., as administrative agent, Credit Suisse, Cayman Islands Branch, as syndication agent, and Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman Sachs Credit Partners L.P., HSBC Securities (USA) Inc., Lehman Brothers Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and bookrunners (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed September 28, 2007).

10.3	Senior Subordinated Interim Loan Agreement, dated as of September 24, 2007, among First Data Corporation, the several lenders from time to time parties thereto, Citibank, N.A., as administrative agent, Credit Suisse, Cayman Islands Branch, as syndication agent, and Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman Sachs Credit Partners L.P., HSBC Securities (USA) Inc., Lehman Brothers Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and bookrunners (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed September 28, 2007).

10.4	Form of Sale Participation Agreement (incorporated by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

10.5	Management Agreement, dated September 24, 2007, among First Data Corporation, Kohlberg Kravis Roberts & Co. L.P. and New Omaha Holdings L.P. (incorporated by reference to Exhibit 10.10 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

10.6	Guarantee Agreement, dated September 24, 2007, among First Data Corporation, the subsidiaries of First Data Corporation identified therein and Credit Suisse, Cayman Islands Branch, as Collateral Agent (incorporated by reference to Exhibit 10.11 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

10.7	Pledge Agreement, dated September 24, 2007, among First Data Corporation, the subsidiaries of First Data Corporation identified therein, and Credit Suisse, Cayman Islands Branch, as Collateral Agent (incorporated by reference to Exhibit 10.12 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

10.8	Security Agreement, dated September 24, 2007, among First Data Corporation, the subsidiaries of First Data Corporation identified therein, and Credit Suisse, Cayman Islands Branch, as Collateral Agent (incorporated by reference to Exhibit 10.13 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

10.9	Registration Rights Agreement, dated October 24, 2007, among First Data Corporation, the subsidiaries of First Data Corporation identified therein, and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 10.14 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

10.10	Senior Subordinated Guarantee, dated September 24, 2007, among First Data Corporation, the subsidiaries of First Data Corporation identified therein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.15 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

10.11	Senior Unsecured Guarantee, dated September 24, 2007, among First Data Corporation, the subsidiaries of First Data Corporation identified therein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.16 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

10.12	Letter Agreement, dated as of June 27, 2007, between New Omaha Holdings L.P. and Michael Capellas, as assumed by First Data Corporation and New Omaha Holdings Corporation as of September 24, 2007 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed September 28, 2007, Commission file No. 1-11073). *

10.13	Employment Agreement between the Registrant and Edward A. Labry III dated April 1, 2003 (incorporated by reference to the Exhibit 10.27 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, Commission file No. 1-11073). *

10.14	2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073). *

10.15	Form of Stock Option Agreement for Executive Committee Members (incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073). *

10.16	Form of Management Stockholder’s Agreement for Executive Committee Members (incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073). *

10.17	First Data Corporation 1992 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit A of the Registrant’s Proxy Statement for its May 12, 1999 Annual Meeting, Commission File No. 1-11073). *

10.18	First Data Corporation 2002 First Data Corporation Long-Term Incentive Plan, as amended through February 21, 2007 (incorporated by reference to Exhibit C of the Company’s Definitive Proxy Statement on Schedule 14A filed April 17, 2007, Commission File No. 1-11073).*

10.19(1)	Registrant’s Senior Executive Incentive Plan, as amended and restated effective January 1, 2008. *

10.20	Form of Non-Qualified Stock Option Agreement under the First Data 2002 Long-Term Incentive Plan for Executive Officers (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed December 14, 2004, Commission File No. 1-11073). *

10.21	Form of Non-Qualified Stock Option Agreement under the First Data 2002 Long-Term Incentive Plan for Section 16 Executive Committee members, as amended July 2005 (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, Commission File No. 1-11073). *

10.22	Form of Non-Qualified Stock Option Agreement under the First Data 2002 Long-Term Incentive Plan for Section 16 non-Executive Committee members, as amended July 2005 (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, Commission File No. 1-11073). *

10.23	Form of Non-Qualified Stock Option Agreement under the First Data 2002 Long-Term Incentive Plan for employees other than Executive Officers (incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 1-11073). *

10.24	Form of Non-Qualified Stock Option Agreement under the First Data 2002 Long-Term Incentive Plan for employees other than Executive Committee members, as amended July 2005 (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, Commission File No. 1-11073). *

10.25	Form of Non-Qualified Stock Option Agreement under the First Data 1992 Long-Term Incentive Plan for Executive Officers (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 1-11073). *

10.26	Form of Non-Qualified Stock Option Agreement under the First Data 1992 Long-Term Incentive Plan for employees other than Executive Officers (incorporated by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 1-11073). *

10.27(1)	First Data Corporation Severance/Change in Control Policy, as adopted July 26, 2005 as amended and restated effective September 24, 2007.*

10.28(1)	Description of Named Executive Officer salary and bonus arrangements for 2008.*

12(1)	Computation in Support of Ratio of Earnings to Fixed Charges.

21(1)	Subsidiaries of the Registrant.

23(1)	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.

31.1(1)	Certification of CEO pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(1)	Certification of CFO pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed herewith.
*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.
(c)	The following financial statements are included in this annual report pursuant to Regulations S-X Rule 3-09:

(1)	Chase Paymentech.

Combined Financial Statements and Report of Independent Registered Public Accounting Firm

For the fiscal years ended December 31, 2007, 2006 and 2005 (unaudited).

Combined Financial Statements and Report of Independent

Registered Public Accounting Firm for Chase Paymentech

Including:

December 31, 2007

December 31, 2006

December 31, 2005 (unaudited)

Report of Independent Registered Public Accounting Firm

Board of Managers

Chase Paymentech Solutions, LLC

We have audited the accompanying combined balance sheets of Chase Paymentech (the Company) as of December 31, 2007 and 2006, and the related combined statements of income and comprehensive income, changes in owners’ equity and cash flows for the years then ended. These combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Chase Paymentech as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 to the combined financial statements, First Data Corporation (FDC) was acquired by Kohlberg, Kravis, Roberts & Co. in 2007, which resulted in a change in control of FDC. This change in control gives JPMorgan Chase & Co. (JPMorgan Chase) the option to terminate the Company, giving FDC and JPMorgan Chase the right to receive their respective shares of the Company’s net assets. This option has not yet been exercised by JPMorgan Chase. Accordingly, there is substantial doubt about the continued existence of the Company in its current form. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The accompanying combined statements of income and comprehensive income, changes in owners’ equity and cash flows of Chase Paymentech for the year ended December 31, 2005 were not audited by us and, accordingly, we do not express an opinion on them.

/s/ GRANT THORNTON LLP

Dallas, Texas

March 10, 2008

Chase Paymentech

COMBINED BALANCE SHEETS

(In thousands)

	December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$3,527,983	$1,315,890
Receivables related to merchant processing	1,995,948	3,771,418
Investments	74,588	136,202
Accounts receivable, net of allowance for doubtful accounts of $10,196 and $12,397 as of December 31, 2007 and 2006, respectively	476,424	394,054
Deferred income taxes	271	199
Prepaid expenses and other current assets	14,123	9,843

Total current assets	6,089,337	5,627,606
Property and equipment, net	103,032	84,292
Goodwill	394,141	372,284
Intangible assets, net of accumulated amortization of $524,515 and $498,048 as of December 31, 2007 and 2006, respectively	72,948	61,859
Other assets	32,902	34,908

Total assets	$6,692,360	$6,180,949

LIABILITIES AND EQUITY
Current liabilities
Liabilities related to merchant processing	$4,740,827	$4,287,726
Accounts payable	33,021	27,838
Payables to related parties	36,189	41,751
Merchant deposits	524,150	651,672
Accrued assessments	24,989	25,346
Other accrued expenses	108,053	119,975
Current portion of long-term debt	—	16,922

Total current liabilities	5,467,229	5,171,230
Deferred income taxes	30,864	28,044
Other liabilities	29,129	24,606

Total liabilities	5,527,222	5,223,880

Minority interest	240	437
Commitments and contingencies (Note 5)
Temporary equity	6,937	8,523
Accumulated other comprehensive income	62,868	23,744
Owners’ equity	1,095,093	924,365

Total owners’ equity	1,157,961	948,109

Total liabilities and equity	$6,692,360	$6,180,949

Chase Paymentech

COMBINED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the years ended

(In thousands)

	December 31,
	2007	2006	2005 (unaudited)
Revenue	$1,286,232	$1,206,583	$809,098

Expenses
Operating	402,613	398,352	247,603
Salaries and employee benefits	232,981	213,133	164,393
Depreciation and amortization	66,793	113,663	76,522

Total expenses	702,387	725,148	488,518

Operating income	583,845	481,435	320,580

Other income (expense), net
Interest and other income	94,552	85,202	32,072
Interest expense	(16,661)	(18,372)	(5,413)
Foreign currency exchange	1,314	(149)	(529)

Total other income, net	79,205	66,681	26,130

Income before income taxes and minority interest	663,050	548,116	346,710

Provision for income taxes	80,413	71,766	61,575
Minority interest	(191)	(398)	(1,606)

Net income	$582,446	$475,952	$283,529

Comprehensive income
Net income	$582,446	$475,952	$283,529
Other comprehensive income (loss), net of tax:
Net unrealized gains on investments	1,064	209	1,133
Cash flow hedges	—	(5)	31
Foreign currency translation adjustment	38,184	(1,826)	3,037
Pension and SERP liability adjustments	(124)	105	(280)

Comprehensive income	$621,570	$474,435	$287,450

Chase Paymentech

COMBINED STATEMENTS OF CHANGES IN OWNERS’ EQUITY

(In thousands)

			Corporations			Partnerships and LLC’s
	Total	Accumulated Other Comprehensive Income	Common Stock	Additional Paid-In Capital	Retained Earnings	Partners’ Capital and Members’ Equity
Balances at December 31, 2004 (unaudited)	$767,559	$21,358	—	$225,523	$105,188	$415,490
Net income	283,529	—	—	—	87,379	196,150
Other comprehensive income	3,921	3,921	—	—	—	—
Cash dividends and distributions	(191,952)	—	—	—	(60,145)	(131,807)
Non-cash distributions	(473)	—	—	—	—	(473)
Contributions	30,434	—	—	—	—	30,434
Integration of CMS (Note 1)	40,603	—	—	(122,426)	15,397	147,632
Stock issuance, repurchases and other	(60,612)	—	—	(62,544)	1,932	—

Balances at December 31, 2005 (unaudited)	$873,009	$25,279	$—	$40,553	$149,751	$657,426
Net income	475,952	—	—	—	91,387	384,565
Other comprehensive income (loss)	(1,517)	(1,517)	—	—	—	—
Cash dividends and distributions	(477,562)	—	—	—	(103,522)	(374,040)
Non-cash distributions	(610)	—	—	—	—	(610)
Contributions	95,641	—	—	—	—	95,641
Stock issuance, repurchases and other	(16,786)	—	—	(18,454)	1,605	63
Adjustment to initially apply SFAS 158, net of tax	(18)	(18)	—	—	—	—

Balances at December 31, 2006	$948,109	$23,744	$—	$22,099	$139,221	$763,045
Net income	582,446	—	—	—	114,885	467,561
Other comprehensive income	39,124	39,124	—	—	—	—
Cash dividends and distributions	(432,263)	—	—	—	(82,745)	(349,518)
Non-cash distributions	(137)	—	—	—	—	(137)
Contributions	21,058	—	—	—	—	21,058
Stock issuance, repurchases and other	(376)	—	—	(1,942)	398	1,168

Balances at December 31, 2007	$1,157,961	$62,868	$—	$20,157	$171,759	$903,177

Chase Paymentech

COMBINED STATEMENTS OF CASH FLOWS

For the years ended

(In thousands)

	December 31,
			2005
	2007	2006	(unaudited)
Operating activities
Net income	$582,446	$475,952	$283,529
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,793	113,663	76,522
Deferred income taxes	4,510	9,286	4,214
Minority interest	191	398	1,606
Provision for doubtful accounts	7,240	8,512	8,530
Losses on investments	1,156	137	298
Other non-cash expense	5,549	5,661	2,728
Changes in operating assets and liabilities:
Receivables related to merchant processing	1,798,190	(1,729,913)	(846,071)
Accounts receivable	(81,186)	(19,390)	(41,426)
Prepaid expenses and other assets	(7,974)	25,893	(31,575)
Accounts payable	(2,140)	(5,786)	73,970
Liabilities related to merchant processing	428,061	1,604,049	804,559
Accrued assessments	(438)	4,680	2,360
Merchant deposits	(128,727)	64,769	139,501
Other accrued expenses and liabilities	(10,238)	39,509	28,126

Net cash provided by operating activities	2,663,433	597,420	506,871

Investing activities
Purchases of property and equipment	(66,190)	(50,823)	(33,494)
Purchases of merchant portfolios	(23,399)	(1,566)	(750)
Purchases of investments	(106,283)	(226,631)	(287,727)
Sales of investments	107,304	11,520	35,675
Maturities of investments	60,572	178,052	237,364

Net cash used in investing activities	(27,996)	(89,448)	(48,932)

Financing activities
Dividends and distributions	(432,459)	(478,152)	(193,795)
Capital contributions	21,058	95,641	—
Cash retained as a result of excess tax benefits relating to employee share-based awards	410	2,304	(2,661)
Proceeds from issuance of common stock related to employee share-based awards	1,112	2,471	1,840
Share repurchases related to employee share-based awards	(4,065)	(6,469)	(26,682)
Payments on short-term financing	—	(23,867)	—
Payments on long-term debt	(21,113)	(17,648)	(17,023)
Operating cash attributed to the integration of CMS on October 1, 2005	—	—	568,383

Net cash provided by (used in) financing activities	(435,057)	(425,720)	330,062

Effect of exchange rate changes on cash and cash equivalents	11,713	270	967

Increase in cash and cash equivalents	2,212,093	82,522	788,968

Cash and cash equivalents at beginning of year	1,315,890	1,233,368	444,400

Cash and cash equivalents at end of year	$3,527,983	$1,315,890	$1,233,368

Chase Paymentech

NOTES TO COMBINED FINANCIAL STATEMENTS

For the years ended December 31, 2007 and 2006 and

the year ended December 31, 2005 (unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS

Organization

The accompanying combined financial statements include all entities commonly owned by First Data Corporation and its subsidiaries (FDC) and JPMorgan Chase & Co. and its subsidiaries (JPMorgan Chase). The common ownership of these entities, which are primarily joint ventures, occurred over the course of several years and involved multiple transactions between FDC, JPMorgan Chase, Bank One Corporation (Bank One) and the joint ventures. The commonly owned entities include corporations, a general partnership and limited liability companies (LLCs) and are functionally grouped into two operating divisions and a group of holding companies. These entities and their form are shown below, by functional grouping, and are collectively referred to as Chase Paymentech, or the Company:

Name of Entity	Form of Entity

Holding Companies
FDC Offer Corp.	Corporation (incorporated in Delaware in 1999)
Subsidiaries:
Paymentech, Inc.	Corporation (incorporated in Delaware in 1995)
Paymentech Management Resources, Inc.	Corporation (incorporated in Delaware in 1995)
Paymentech Employee Resources LLC	LLC (formed in Delaware in 1999)
Chase Merchant Services, LLC	LLC (formed in Delaware in 1997)

Chase Paymentech – U.S. Operations
Chase Paymentech Solutions, LLC	LLC (formed in Delaware in 1996)
Subsidiaries:
Merchant-Link, LLC	LLC (formed in Delaware in 1999)
Paymentech Salem Services, LLC	LLC (formed in Delaware in 2003)
S3 Financial Services, LLC	LLC (formed in Delaware in 2005)
Chase Alliance Partners, LLC	LLC (formed in Delaware in 2007)
Paymentech, LLC	LLC (formed in Delaware in 2007)

Chase Paymentech – Canadian Operations
Chase Paymentech Solutions	General Partnership (formed in Ontario in 2002)

In June 2007, PTI General Partner, LLC and BOPS Holding, LLC, formerly subsidiaries of Chase Paymentech Solutions, LLC, were merged into Chase Paymentech Solutions, LLC. Also in June 2007, Chase Alliance Partners, L.P. and Paymentech, L.P., formerly subsidiaries of Chase Paymentech Solutions, LLC, were merged into Chase Alliance Partners, LLC and Paymentech, LLC, respectively. These mergers had no impact on the operations of the Company.

The aggregate beneficial ownership in Chase Paymentech is approximately 51% ownership by JPMorgan Chase and approximately 49% ownership by FDC. On September 24, 2007, FDC was acquired by Kohlberg Kravis Roberts & Co (KKR). KKR’s acquisition of FDC is a change in control, which gives JPMorgan Chase the option to terminate the Company. FDC and JPMorgan Chase are in discussions as to the future structure of their relationship. If JPMorgan Chase exercises its termination right, each owner has the right to receive their ownership share of the Company’s net assets including merchant contracts, by value, and their share of sales and certain service professionals. No changes to the Company’s operations have occurred, to date, as a result of KKR’s acquisition.

With respect to FDC’s ownership interest in Chase Paymentech, the Company met the significant subsidiary test provided in SEC Regulation S-X Rule 1-02(w), in that FDC’s equity earnings in the Company exceeded 20% of FDC’s consolidated income from continuing operations before income taxes for the period from January 1, 2007 through September 24, 2007 (the predecessor period), and for the year ended December 31, 2006. In accordance with SEC Regulation S-X Rule 3-09, these combined financial statements are filed with FDC’s Form 10-K as part of Item 15(c). The Company did not meet the significant subsidiary test for the year ended December 31, 2005, as FDC’s equity earnings in the Company did not exceed the 20% threshold in SEC Regulation S-X Rule 1-02(w). While the combined financial statements present financial information for the year ended December 31, 2005, this information is unaudited because the Company was not audited in its combined form for that period.

Holding Companies

FDC Offer Corp. and its subsidiaries, Paymentech, Inc. and Paymentech Management Resources, Inc. (PMRI), are primarily holding companies whose main source of income results from their ownership interests in the Company’s U.S. operations. Paymentech Employee Resources LLC is the employer of substantially all employees associated with the U.S. operations. The accompanying combined financial statements include the financial position, results of operations, changes in owners’ equity and cash flows for these entities for all periods presented.

Chase Paymentech

NOTES TO COMBINED FINANCIAL STATEMENTS – CONTINUED

For the years ended December 31, 2007 and 2006 and

the year ended December 31, 2005 (unaudited)

Chase Merchant Services, LLC (CMS) is a joint venture formed by FDC and JPMorgan Chase in 1997. As discussed below, effective October 1, 2005, all of the assets and liabilities of CMS were transferred to the Company’s U.S. operations in exchange for an ownership interest in Chase Paymentech Solutions, LLC. Subsequent to the October 1, 2005 transaction, CMS’ primary source of income results from its ownership interests in the Company’s U.S. operations. The accompanying combined financial statements include the financial position, results of operations, changes in owners’ equity and cash flows for CMS for all periods subsequent to October 1, 2005.

U.S. Operations

Chase Paymentech Solutions, LLC (Chase Paymentech – U.S. or the Company’s U.S. operations), formerly Banc One Payment Services, L.L.C. (BOPS), and its subsidiaries comprise the Company’s U.S.-based operations. Chase Paymentech – U.S. is a joint venture beneficially owned by FDC and JPMorgan Chase, through direct investments as well as through investments in FDC Offer Corp. and CMS. Each of these members in the joint venture hold membership interests which are of a single class and have substantially the same rights and privileges.

BOPS was originally formed as a joint venture between FDC and Bank One in 1996. As a result of JPMorgan Chase’s merger with Bank One in July 2004, FDC and JPMorgan Chase beneficially owned both BOPS and CMS, which while commonly owned, were controlled by different management committees and were competitors in the marketplace. To benefit from the complementary technological and management knowledge, as well as the market presence of each of these joint ventures, on October 1, 2005, through a series of transactions, all of the assets and liabilities of CMS were transferred to BOPS, and the joint venture was subsequently renamed Chase Paymentech Solutions, LLC.

The results of the Company’s U.S. operations and cash flows included in the accompanying combined financial statements for the nine month period ended on September 30, 2005 represent the historical results of BOPS. The financial position, results of operations, changes in owners’ equity and cash flows for all periods presented subsequent to October 1, 2005 reflect the operations of Chase Paymentech – U.S. in its current form.

Canadian Operations

Chase Paymentech Solutions (Chase Paymentech – Canada or the Company’s Canadian operations), formerly Paymentech Canada, is a joint venture beneficially owned by FDC and JPMorgan Chase and comprises the Company’s entire Canadian operations. Each of the partners in the joint venture holds partnership interests which are of a single class and have the same rights and privileges.

Business

The Company engages in the electronic payment processing industry for businesses accepting credit, debit, fleet, and stored value card payments, as well as alternative methods of payment via point-of-sale, internet, catalog and recurring billings. The Company provides these services for transactions that originate throughout the world for financial institutions, sales agents and the Company’s direct merchants, which are primarily located in North America.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying combined financial statements are presented in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). All intercompany profits, accounts, and transactions have been eliminated.

Unaudited Financial Information

The unaudited combined financial statements for the year ended December 31, 2005 have been prepared in accordance with U.S. GAAP. These financial statements were prepared on the same basis as the combined financial statements as of December 31, 2007 and 2006 and for the years then ended, and in the opinion of management, reflect all adjustments and accruals considered necessary to fairly present the Company’s combined results of operations, changes in owners’ equity and cash flows.

Reclassifications

Certain activities related to the Company’s investments have been reclassified in the Company’s combined statements of cash flows in order to present gross cash flows from purchases, sales and maturities of investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. As a result, cash flows from operating activities and investing activities differ from previously filed documents, which presented these activities on a net

Chase Paymentech

NOTES TO COMBINED FINANCIAL STATEMENTS – CONTINUED

For the years ended December 31, 2007 and 2006 and

the year ended December 31, 2005 (unaudited)

basis. Certain eliminations of the Company’s intercompany activities have been reclassified to each of the appropriate components of owners’ equity in the Company’s combined statements of changes in owners’ equity. Although these reclassifications do not affect owners’ equity in total, the components of owners’ equity differ from previously filed documents, which presented these eliminations separately. These reclassifications did not impact the combined balance sheets and statements of income and comprehensive income. The Company’s deferred contract incentives have been reclassified from current to non-current assets and certain liabilities, primarily related to the Company’s deferred compensation, long-term incentive, and pension benefit plans, have been reclassified from current to non-current liabilities in the Company’s combined balance sheets. The change in classification to non-current reflects the long-term nature of the respective asset or liability. As a result, total current assets and total current liabilities differ from previously filed documents. These reclassifications did not impact total assets, total liabilities or the combined statements of income and comprehensive income. Management does not believe that these reclassifications are material to the combined financial statements.

Use of Estimates

The preparation of combined financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported on the combined financial statements and accompanying notes. Actual results could differ from those estimates.

Foreign Currency Translation

The Company’s Canadian operation uses its local currency, the Canadian dollar (CAD), as its functional currency. The assets and liabilities related to the Canadian operations in the accompanying combined balance sheets are translated at period end exchange rates. Resulting translation adjustments are reported as a separate component of owners’ equity in accumulated other comprehensive income. All income and expense items are translated using the average exchange rate for the period. Net transaction gains and losses are included in earnings. Unless otherwise stated, amounts presented herein related to the Canadian operations are in U.S. dollars.

Cash and Cash Equivalents

The Company considers cash, certificates of deposit, money market funds, and all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

Receivables Related to Merchant Processing

Receivables related to merchant processing represent amounts due from card brands for transactions that have been processed.

Marketable and other securities

The Company has investments in marketable securities, as well as investments in non-marketable equity securities. Investments in marketable securities are classified as available-for-sale and consist of government, government-backed, corporate debt securities, and short term bond mutual funds. Available-for-sale securities are stated at fair value based on quoted market prices, with unrealized gains or losses on the securities, net of any related tax effects, recorded as a separate component of comprehensive income. The cost basis of debt securities is adjusted for the amortization of premiums and accretion of discounts to maturity. Amortization and accretion, as well as interest and dividend income earned, and realized gains and losses on sales of securities are recorded in interest and other income. Realized gains and losses are derived using the average cost method for determining the cost of securities sold. A decline in market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in an impairment charge to earnings, and a new cost basis for the security is established.

Investments in non-marketable equity securities are accounted for under the cost method as such investments do not meet the equity method criteria. The Company assesses the potential for impairments to cost method investments when impairment indicators are present. Any resulting impairment that is deemed other-than-temporary is charged to earnings.

Concentrations of Credit Risk

The Company maintains cash and cash equivalents with financial institutions in excess of federally insured levels. The Company believes that the concentration of credit risk with respect to these balances is minimal due to the credit standing of the financial institutions. Concentrations of credit risk with respect to accounts receivable are considered minimal. Amounts receivable are generally deducted from customers’ accounts either monthly or as debit and credit card transactions are processed. No single customer accounted for more than ten percent of receivables at December 31, 2007 or 2006, or of revenue for the years ended December 31, 2007, 2006, or 2005.

Chase Paymentech

NOTES TO COMBINED FINANCIAL STATEMENTS – CONTINUED

For the years ended December 31, 2007 and 2006 and

the year ended December 31, 2005 (unaudited)

Property and Equipment

Property and equipment are carried at cost, net of accumulated depreciation and amortization. Depreciation for furniture and equipment is recorded on a straight-line basis over periods generally ranging from three to five years. Leasehold improvements are amortized over the lesser of the economic useful life of the improvement or the term of the lease. The Company capitalizes computer software costs in accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. These costs are amortized on a straight-line basis over the period of benefit ranging from three to five years.

Advertising

Advertising costs are expensed as incurred. For the years ended December 31, 2007, 2006, and 2005, the Company incurred $5.2 million, $5.3 million, and $4.1 million in advertising expense, respectively.

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over identifiable assets acquired, less liabilities assumed from business combinations. The Company’s annual impairment tests did not identify any impairment in 2007, 2006, or 2005.

Intangible assets primarily consist of purchased merchant portfolios, technology-based intangible assets, and non-compete/referral agreements. These intangible assets are amortized over their estimated useful lives and are subject to impairment testing whenever events occur that would affect the recoverability of the asset. The Company amortizes these intangible assets, primarily on a straight-line basis, over the estimated period to be benefited. On January 1, 2006, a change in the estimated amortization period for purchased merchant portfolios occurred (as discussed in Note 7). These periods range from four to ten years for the years ended December 31, 2007 and 2006.

Other Assets

Other assets consist primarily of deferred charges, company-owned life insurance (COLI) policies held in trust for the Company’s deferred compensation plan and deferred contract incentives. Deferred charges represent contributions for services paid on the Company’s behalf, which are amortized on a straight-line basis over the period that the services are to be performed. COLI assets are carried at the policies’ respective cash surrender values. Deferred contract incentives represent initial payments to merchants for new contracts and contract renewals, which are capitalized to the extent recoverable through future operations and are amortized over the term of the contract as a reduction of the associated revenue.

Liabilities Related to Merchant Processing

Liabilities related to merchant processing primarily represent payables to merchants for transactions that have been processed.

Accrued Assessments

Accrued assessments represent fees payable to card brands for debit and credit card transactions that have been processed.

Other Liabilities

Other liabilities consist primarily of accrued liabilities for employee benefit plans, including the defined benefit pension plan, Supplemental Executive Retirement Plan (SERP), deferred compensation plan and long-term incentive plan. The Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158) as of December 31, 2006 for its pension plan and SERP. SFAS 158 requires a company to recognize the funded status of a benefit plan as an asset or liability in its statement of financial position and to recognize previously unrecognized gains/(losses) and prior service costs as components of comprehensive income, net of tax. The effect of applying the recognition provisions of SFAS 158 to the Company’s pension plan was a $28 thousand (pre-tax) decrease in intangible assets related to unrecognized prior service costs and a corresponding increase in accumulated other comprehensive income on the combined balance sheet as of December 31, 2006.

Minority Interest

Minority interest represents the minority stockholders’ proportionate share of the equity and earnings of Paymentech, Inc. Minority interest represented 0.2%, 0.3% and 0.8% of Paymentech, Inc.’s outstanding stock at December 31, 2007, 2006, and 2005, respectively.

Cash Flow Hedges

The Company’s Canadian operations utilize forward contracts to hedge exposure to foreign currency fluctuations in the exchange rate for U.S. dollars. Derivative instruments are accounted for as cash flow hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (SFAS 133). The Company includes derivatives in prepaid expenses and other current assets or other accrued

Chase Paymentech

NOTES TO COMBINED FINANCIAL STATEMENTS – CONTINUED

For the years ended December 31, 2007 and 2006 and

the year ended December 31, 2005 (unaudited)

expenses, as appropriate, on the combined balance sheets at fair value. Changes in the fair value of derivative contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive income, and reclassified into foreign currency exchange in the combined statements of income and comprehensive income when the underlying hedged item affects earnings.

Share-Based Payments

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R, Share-Based Payment (SFAS 123R) and all related interpretations under the modified prospective method. SFAS 123R requires all share-based payments to employees, including employee stock options and stock appreciation rights (SARs), to be measured at their grant date fair values and expensed over the requisite service periods. The Company had previously adopted the expense provisions of SFAS No. 123, Accounting for Stock-Based Compensation. As a result of certain redemption features, discussed in Note 15, concurrent with the adoption of SFAS 123R, the Company also applies the provisions of Accounting Series Release 268, Redeemable Preferred Stocks (ASR 268). ASR 268 requires the Company to reclassify amounts relating to outstanding options, and shares issued as a result of exercise of these options, outside of permanent equity (to temporary equity). There were no effects on the Company’s results of operations or cash flows as a result of adopting the provisions of SFAS 123R or ASR 268.

Comprehensive Income

Comprehensive income includes net income, changes in unrealized gains and losses on available-for-sale investments, amounts resulting from cash flow hedging activities, changes in the adjustment resulting from foreign currency translation, and certain adjustments to the Pension and SERP liabilities.

Revenue

Revenue represents fees earned for processing credit and debit card transactions for merchants (including merchant discount fees), partially offset by interchange fees and debit network fees. Revenue also includes amounts earned from third party credit and debit authorization services, incentive payments from card brands for participation in certain initiatives, the sale and rental of point-of-sale equipment, merchant call center help desk services, fees for the deployment of point-of-sale supplies and repair of point-of-sale equipment. Revenue is recorded as services are performed or as merchandise is shipped.

Income Taxes

The Company’s functional groups discussed in Note 1 have various treatments for tax purposes. FDC Offer Corp. and its subsidiaries are treated as a corporation for U.S. federal and state income tax purposes. CMS is treated as a pass-through entity for U.S. federal and state income tax purposes. The members include their share of the Company’s taxable income in their applicable tax returns. The Company’s U.S. operations are also treated as a pass-through entity for U.S. federal and most state income tax purposes. Its members include their share of the Company’s taxable income in their applicable tax returns. The Company’s Canadian operation is treated as a pass-through entity for Canadian federal and provincial income tax purposes. Its partners include their share of the Company’s taxable income in their applicable tax returns.

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

Asset Impairment

In accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, management reviews the carrying value of its long-lived assets whenever events indicate that their carrying amounts may not be recoverable. If, upon review, an impairment of the value of the asset is indicated, an impairment loss would be recorded in the period such determination is made. No impairments were recorded for the years ended December 31, 2007, 2006, or 2005.

NOTE 3 – NEW ACCOUNTING PRONOUNCEMENTS

Accounting for Uncertainty in Income Taxes

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, An Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 provides a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company

Chase Paymentech

NOTES TO COMBINED FINANCIAL STATEMENTS – CONTINUED

For the years ended December 31, 2007 and 2006 and

the year ended December 31, 2005 (unaudited)

has taken or expects to take on a tax return. FIN 48 defines the threshold for recognizing tax return positions in the financial statements as “more likely than not” that the position is sustainable, based on its merits. FIN 48 also provides guidance on the measurement, classification and disclosure of tax return positions in the financial statements. FIN 48 is effective for nonpublic enterprises for fiscal years beginning after December 15, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to the beginning balance of retained earnings in the period of adoption. The Company plans to adopt this interpretation in 2008 and is currently evaluating the impact of implementing FIN 48 on its combined financial statements.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a fair value hierarchy to be used in U.S. GAAP, and expands disclosures about fair value measurements. Although this statement does not require any new fair value measurements, the application could change current practice. The statement is effective for recurring fair value measurements of assets and liabilities for fiscal years beginning after November 15, 2007, and for nonrecurring measurements of nonfinancial assets and liabilities for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of implementing this statement on its combined financial statements.

The Fair Value Option

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 gives entities the ability to elect to measure many financial instruments and certain other items at fair value. The fair value election is made on an instrument by instrument basis and is irrevocable. Unrealized gains and losses on items elected for fair value accounting are reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. At this time, the Company does not anticipate electing the fair value option.

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141R). Under Statement 141R, an acquiring entity will be required to recognize all the assets acquired, liabilities assumed, and noncontrolling interests at the acquisition-date fair value. These acquisition-date fair value provisions apply to contingent consideration, in-process research and development and acquisition contingencies. The new standard also requires expensing associated acquisition costs and restructuring charges. SFAS 141R is effective as of the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company plans to adopt the provisions of this statement prospectively for business combinations with closing dates after January 1, 2009.

Noncontrolling Interests

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (SFAS 160). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard requires the recognition of a noncontrolling interest (minority interest) as a component of equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 is effective for the Company’s fiscal year beginning after December 15, 2008, and will be applied prospectively except for the presentation and disclosure requirements, which must be applied retrospectively for all periods presented. The Company is currently evaluating the impact that adopting SFAS 160 will have on its combined financial statements.

NOTE 4 – PROPERTY AND EQUIPMENT

A summary of property and equipment by major class as of December 31, 2007 and 2006 is as follows (in thousands):

	2007	2006
Furniture and equipment	$179,343	$153,266
Capitalized software	103,765	92,809
Leasehold improvements	14,364	12,005

	297,472	258,080

Less accumulated depreciation and amortization	(194,440)	(173,788)

Property and equipment, net	$103,032	$84,292

Chase Paymentech

NOTES TO COMBINED FINANCIAL STATEMENTS – CONTINUED

For the years ended December 31, 2007 and 2006 and

the year ended December 31, 2005 (unaudited)

Depreciation and amortization expense related to property and equipment was $47.4 million, $38.8 million, and $34.4 million for the years ended December 31, 2007, 2006, and 2005, respectively. For the years ended December 31, 2007 and 2006, software costs of $13.8 million and $11.4 million were capitalized, respectively.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space and certain equipment under operating leases with remaining terms ranging up to eleven years. The office space leases contain renewal options and generally require the Company to pay certain operating expenses.

Future minimum lease commitments under non-cancelable leases as of December 31, 2007 are as follows (in thousands):

2008	$8,645
2009	8,970
2010	9,631
2011	8,990
2012	9,122
Thereafter	33,169

$78,527

The combined statements of income and comprehensive income include rental expense for operating leases of $11.7 million, $9.7 million, and $8.6 million for the years ended December 31, 2007, 2006, and 2005, respectively.

Guarantees

Under the card brand rules, when a merchant acquirer processes bankcard transactions, it has certain obligations for those transactions. These obligations arise from disputes between cardholders and merchants due to the cardholders’ dissatisfaction with merchandise quality or the merchants’ service, which are not resolved with the merchant. In such cases, the transactions are “charged back” to the respective merchants and the related purchase amounts are refunded to the cardholders by the card issuer. If the merchant does not fund the refund due to insolvency, bankruptcy or other extraneous reasons, the Company, in certain circumstances is liable for the full amount of the transaction. This obligation is considered a guarantee under FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.

A cardholder generally has until the later of four months from the date of purchase or delivery of products or services to present a chargeback. Management believes that the maximum exposure for its obligation at any time does not exceed the total amount of bankcard transactions processed for the preceding four-month period. For the four-month periods from September through December 2007, 2006, and 2005, these amounts were $254.3 billion, $231.5 billion, and $175.0 billion, respectively.

The Company records a provision for its estimated obligation based upon factors surrounding the credit risk of specific customers, historical credit losses, current processing volume and other relevant factors. As shown in Note 6, for the years ended December 31, 2007, 2006, and 2005, the Company incurred aggregate merchant credit losses, net of recoveries, of $9.6 million, $9.0 million, and $9.6 million, respectively, on total processed volumes of $719.1 billion, $660.6 billion, and $332.1 billion, respectively.

The Company calculates its provision and evaluates the appropriateness of its reserve on a monthly basis. The provision for credit losses is included in operating expenses on the combined statements of income and comprehensive income. The reserve for this obligation is included in accounts receivable on the combined balance sheets. The Company believes the recorded reserve approximates the fair value of its contingent obligation.

The Company also requires cash deposits, guarantees and letters of credit from certain merchants to minimize its obligation. As of December 31, 2007 and 2006, the Company held cash deposits of $524.2 million and $651.7 million, respectively, which were classified as merchant deposits on the combined balance sheets. The Company also held collateral in the form of letters of credit totaling $203.2 million and $192.1 million at December 31, 2007 and 2006, respectively, and merchant certificates of deposit totaling $51.9 million and $49.0 million at December 31, 2007 and 2006, respectively.

Chase Paymentech

NOTES TO COMBINED FINANCIAL STATEMENTS – CONTINUED

For the years ended December 31, 2007 and 2006 and

the year ended December 31, 2005 (unaudited)

Other Contingencies

Both the Company and its customers handle sensitive information, such as credit card numbers and personal consumer data, utilizing computer and telecommunications systems operated by the Company, its customers and outside third party providers. Despite internal controls and card brand imposed data security rules, which are in place to protect this information, ever-evolving technology presents inherent risks of data compromises. Data compromises of customers’ systems can result in significant financial liability to the Company if the fines and liability for fraudulent card usage exceeds its customers’ financial capacity. While the Company has not experienced significant losses in the past, data compromise of sensitive data processed by the Company or a third party vendor could have a material impact on the Company’s financial position and results of operations.

In the course of business, the Company is a defendant in various lawsuits. Management believes that the resolution of these lawsuits will not have a material impact on the Company’s combined financial position or results of operations.

NOTE 6 – ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other relevant factors, as discussed in Note 5. Write-offs are recorded as a reduction to the allowance for doubtful accounts when deemed uncollectible.

A summary of the allowance for doubtful accounts is as follows (in thousands):

	2007	2006	2005
Reserve balance at beginning of year	$12,397	$12,941	$8,489
Additional reserve attributed to the integration of CMS on October 1, 2005	—	—	5,449
Provision for doubtful accounts	7,240	8,512	8,530
Write-offs, net	(9,562)	(9,032)	(9,612)
Effects of foreign currency translation	121	(24)	85

Reserve balance at end of year	$10,196	$12,397	$12,941

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

A summary of goodwill is as follows (in thousands):

	2007	2006
Balance at beginning of year	$372,284	$372,563
Effects of foreign currency translation	21,857	(279)

Balance at end of year	$394,141	$372,284

Chase Paymentech

NOTES TO COMBINED FINANCIAL STATEMENTS – CONTINUED

For the years ended December 31, 2007 and 2006 and

the year ended December 31, 2005 (unaudited)

Intangible Assets

A summary of intangible assets and accumulated amortization by intangible asset category as of December 31, 2007 and 2006 is as follows (in thousands):

	Gross Carrying Amount
	Merchant Portfolios	Non-compete/ Referral Agreements	Pension Intangibles	Total
Balance at December 31, 2005	$543,995	$14,529	$28	$558,552
Additions	1,566	—	—	1,566
Effects of foreign currency translation	(151)	(32)	—	(183)
Adjustment for SFAS 158 (Note 14)	—	—	(28)	(28)

Balance at December 31, 2006	545,410	14,497	—	559,907
Additions	23,399	—	—	23,399
Effects of foreign currency translation	11,617	2,540	—	14,157

Balance at December 31, 2007	$580,426	$17,037	$—	$597,463

	Accumulated Amortization
	Merchant Portfolios	Non-compete/ Referral Agreements	Pension Intangibles	Total
Balance at December 31, 2005	$(418,634)	$(4,823)	$—	$(423,457)
Additions	(73,433)	(1,456)	—	(74,889)
Effects of foreign currency translation	249	49	—	298

Balance at December 31, 2006	(491,818)	(6,230)	—	(498,048)
Additions	(17,904)	(1,544)	—	(19,448)
Effects of foreign currency translation	(5,806)	(1,213)	—	(7,019)

Balance at December 31, 2007	$(515,528)	$(8,987)	$—	$(524,515)

Amortization expense related to intangible assets was $19.4 million, $74.9 million, and $42.1 million for the years ended December 31, 2007, 2006, and 2005, respectively.

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

During 2007 and 2006, the Company purchased merchant portfolios totaling $23.4 million and $1.6 million, respectively, with a weighted-average amortization period of nine and four years, respectively, and no significant residual value.

Chase Paymentech

NOTES TO COMBINED FINANCIAL STATEMENTS – CONTINUED

For the years ended December 31, 2007 and 2006 and

the year ended December 31, 2005 (unaudited)

The following table presents the Company’s estimated amortization expense relating to intangible assets as of December 31, 2007, for the following years ending December 31, (in thousands):

2008	$17,448
2009	13,444
2010	11,989
2011	11,284
2012	9,492
Thereafter	9,291

$72,948

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amounts for certain of the Company’s financial instruments including cash and cash equivalents, accounts receivable, receivables related to merchant processing, accounts payable and liabilities related to merchant processing approximate fair value due to their short maturities. COLI policies included in other assets are recorded at their cash surrender values, which approximate fair value. Accordingly, these instruments are not presented in the following table. The following table provides carrying amounts and estimated fair values of certain financial instruments (in thousands):

	2007		2006
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Marketable securities classified as investments	$71,772	$71,772	$133,385	$133,385
Current portion of long-term debt	—	—	16,922	15,956

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

Marketable securities classified as investments: These investments are carried at fair value, which is estimated based on quoted market prices.

Current portion of long-term debt: The fair value of the current portion of long-term debt is based on the present value of estimated cash flow for debt service based on the Company’s incremental borrowing rate.

NOTE 9 – MARKETABLE AND OTHER SECURITIES

The Company’s investments include marketable securities classified as available-for-sale and carried at fair market value, as well as $2.8 million in non-marketable equity securities at December 31, 2007 and 2006, accounted for under the cost method. The amortized cost and estimated fair value of available-for-sale securities, including certain highly liquid securities that are classified as cash equivalents on the combined balance sheets, were as follows for the dates indicated (in thousands):

	At December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government obligations	$5,035	$85	$(1)	$5,119
Government agency obligations	9,825	104	(43)	9,886
Corporate obligations	25,310	23	(222)	25,111
Mutual funds	47,693	525	—	48,218

Total	$87,863	$737	$(266)	$88,334

Chase Paymentech

NOTES TO COMBINED FINANCIAL STATEMENTS – CONTINUED

For the years ended December 31, 2007 and 2006 and

the year ended December 31, 2005 (unaudited)

	At December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government obligations	$6,052	$13	$(60)	$6,005
Government agency obligations	12,827	32	(119)	12,740
Corporate obligations	77,654	21	(25)	77,650
Mutual funds	37,463	—	(473)	36,990

Total	$133,996	$66	$(677)	$133,385

The Company assesses the potential for other-than-temporary impairments of available-for-sale securities each reporting period and of cost method investments whose fair values are not readily determinable when impairment indicators are present. For the years ended December 31, 2007 and 2006, there were no declines in the value of investments deemed to be other-than-temporary. For the year ended December 31, 2005, the Company recognized an impairment of $126 thousand on a cost method investment for a decline in fair value deemed to be other-than-temporary.

The following table presents unrealized losses and fair value for securities that were in an unrealized loss position, including certain highly liquid securities classified as cash equivalents on the combined balance sheets, at December 31, 2007 and 2006 (in thousands):

	At December 31, 2007
	Less than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Debt securities:
U.S. Government obligations	$—	$—	$1,008	$(1)	$1,008	$(1)
Government agency obligations	—	—	1,958	(43)	1,958	(43)
Corporate obligations	1,130	(220)	56	(2)	1,186	(222)

Total	$1,130	$(220)	$3,022	$(46)	$4,152	$(266)

	At December 31, 2006
	Less than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Debt securities:
U.S. Government obligations	$501	$(2)	$3,480	$(58)	$3,981	$(60)
Government agency obligations	632	(1)	7,118	(118)	7,750	(119)
Corporate obligations	4,113	(1)	2,984	(24)	7,097	(25)
Mutual Funds	—	—	36,990	(473)	36,990	(473)

Total	$5,246	$(4)	$50,572	$(673)	$55,818	$(677)

As the Company has both the intent and ability to hold securities with unrealized losses until a recovery of fair value, which may be at maturity, the Company does not consider such securities to be other-than-temporarily impaired at December 31, 2007. Realized gains and losses from sales of available-for-sale securities were $57 thousand and $1.2 million, respectively, during 2007. There were no significant realized gains and losses from sales of available-for-sale securities during 2006 or 2005.

The cost and estimated fair value of the Company’s debt securities (including certain highly liquid securities that are classified as cash equivalents in the combined balance sheets) are shown below by contractual maturity (in thousands). Expected maturities may differ from contractual maturities based on the Company’s investment policies.

Chase Paymentech

NOTES TO COMBINED FINANCIAL STATEMENTS – CONTINUED

For the years ended December 31, 2007 and 2006 and

the year ended December 31, 2005 (unaudited)

	2007		2006
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$29,291	$29,310	$71,370	$71,357
Due in one through five years	5,614	5,761	17,158	17,089
Due in five through ten years	1,258	1,245	1,478	1,468
Due after ten years	4,007	3,800	6,527	6,481

Total	$40,170	$40,116	$96,533	$96,395

NOTE 10 – DEBT

Pursuant to an asset purchase agreement, the Company was required to pay five annual non-interest bearing installments of CAD $20.0 million to The Bank of Nova Scotia (Scotiabank), the first of which was paid in November 2003. The final payment was made in November 2007. The combined balance sheet as of December 31, 2006 includes this amount as current portion of long-term debt, net of imputed interest (at a rate of 1.75%), of $246 thousand. Related interest expense of $264 thousand, $552 thousand, and $781 thousand, is included in interest expense in the combined statements of income and comprehensive income for the years ended December 31, 2007, 2006, and 2005, respectively.

NOTE 11 – CASH FLOW HEDGES

The Company’s Canadian operations utilizes derivative financial instruments to enhance its ability to manage cash flow risks with respect to changes in foreign currency exchange rates. These risks arise from the Canadian operation’s U.S. dollar-denominated promissory note payable to the Company’s U.S. operations, and the repayment of such debt. The Company’s derivative instruments consist of short-term foreign currency forward contracts. In 2005, the maximum term of these forward contracts was three months. Throughout 2006 and 2007, the Company’s strategy has been to hedge its foreign currency risks using contracts that mature within one month.

The Company designates its forward derivative contracts as cash flow hedges accounted for pursuant to SFAS 133. Changes in the fair value of the contracts are initially recorded to accumulated other comprehensive income, and in each reporting period, an amount that offsets the hedged item’s transaction gain or loss is reclassified to foreign currency exchange on the accompanying combined statements of income and comprehensive income. The net loss on derivatives for the years ended December 31, 2007, 2006, and 2005, was $1.8 million, $2.3 million, and $956 thousand, respectively. No contracts were held as of December 31, 2007 or 2006.

The Company formally documents all relationships between hedging instruments and the underlying hedged items, as well as its risk management objective and strategy for undertaking the hedge transaction. The Company applies strict policies to manage risks, including prohibition against derivatives trading, derivatives market-making or any other speculative activities.

The Company’s counterparty in all derivative transactions is JPMorgan Chase. The credit risk inherent in these agreements represents the possibility that a loss may occur from the nonperformance of the counterparty to the agreements. The Company believes its risk is minimal. The Company’s exposure is in U.S. dollars, so there is minimal risk that appropriate derivatives to maintain the hedging program would not be available in the future.

NOTE 12 – INCOME TAXES

The components of pretax income excluding minority interest are as follows (in thousands):

	For the years ended December 31,
	2007	2006	2005
Income before income taxes and minority interest - domestic	$638,157	$535,640	$350,123
Income before income taxes and minority interest - foreign	24,893	12,476	(3,413)

Total	$663,050	$548,116	$346,710

Chase Paymentech

NOTES TO COMBINED FINANCIAL STATEMENTS – CONTINUED

For the years ended December 31, 2007 and 2006 and

the year ended December 31, 2005 (unaudited)

The components of the provision for income taxes are as follows (in thousands):

	For the years ended December 31,
	2007	2006	2005
Current
Federal income taxes	$59,985	$50,289	$49,701
State income taxes, net of U.S. federal income tax benefit	15,930	12,090	7,822
Foreign income taxes	8	7	—

Total	75,923	62,386	57,523

Deferred
Federal income taxes	4,376	9,328	4,150
State income taxes, net of U.S. federal income tax benefit	114	52	(98)

Total	4,490	9,380	4,052

Total provision for income taxes	$80,413	$71,766	$61,575

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes and minority interest due to the following:

	2007	2006	2005
Statutory tax rate applied to income before income taxes and minority interest	35.0%	35.0%	35.0%
State income taxes, net of U.S. federal income tax benefit	1.6%	1.4%	1.4%
Effect of flow-through income	(24.6)%	(23.5)%	(19.2)%
Amortization of goodwill, merchant portfolios and other intangibles	0.1%	0.1%	0.2%
Share-based payment excess deferred taxes	0.0%	0.0%	0.2%
Other, net	0.0%	0.1%	0.2%

Effective tax rate	12.1%	13.1%	17.8%

The effective tax rates include the effect of flow-through income that is included in JPMorgan Chase’s and FDC’s applicable tax returns. The change in the effective tax rate from 2005 to 2006 is primarily the result of the integration of CMS in October 2005 that reduced the ownership percentage of FDC Offer Corp. and subsidiaries in the U.S. operations and in turn reduced the percentage of income subject to tax at FDC Offer Corp. and subsidiaries.

Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the book and tax bases of the Company’s assets and liabilities. Net deferred tax assets and liabilities are included in deferred income taxes on the combined balance sheets. The components of the Company’s deferred tax items consist of the following at December 31, (in thousands):

Chase Paymentech

NOTES TO COMBINED FINANCIAL STATEMENTS – CONTINUED

For the years ended December 31, 2007 and 2006 and

the year ended December 31, 2005 (unaudited)

	2007	2006
Deferred tax assets related to:
Accrued expenses and reserves	$187	$185
Accrued pension benefits	1,419	1,293
Other employee benefits	4,803	3,920
Tax attribute carryforwards	651	620
Other	117	14

Total deferred tax assets	7,177	6,032
Valuation allowance	(651)	(620)

Realizable deferred tax assets	6,526	5,412

Deferred tax liabilities related to:
Depreciation and amortization	(37,119)	(33,257)

Net deferred tax liabilities	$(30,593)	$(27,845)

As of December 31, 2007 and 2006, the Company had recorded a valuation allowance of $651 thousand and $620 thousand respectively, against U.S. capital loss carryforwards. It is more likely than not that the tax benefit of those capital losses will not be recognized due to statutory limitations.

Income tax payments of $72.3 million in 2007 are less than current expense primarily due to the benefit of deferral due to tax fiscal year and tax benefits associated with the exercise of stock options. Net income tax payments of $58.2 million in 2006 are less than current expense primarily due to refunds received from prior years, the benefit of deferral due to tax fiscal year and tax benefits associated with the exercise of stock options. Income tax payments of $51.8 million in 2005 are less than current expense primarily due to tax benefits associated with the exercise of stock options and the benefit of deferral due to tax fiscal year.

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

The business segments measurements provided to, and evaluated by, the Company’s CODM are computed in accordance with the accounting policies described in Note 2.

The Company’s U.S. operations process electronic payments of credit, debit, fleet, and stored value card transactions primarily for merchants throughout North America.

The Company’s Canadian operations process electronic payments of credit and debit card transactions, including the rental of point-of-sale equipment for merchants in Canada.

Financial information for the Company’s operating segments is summarized as follows (in thousands):

	As of and for the year ended December 31, 2007
	U.S.	Canada	Corporate and eliminations	Combined
Revenues:
Transaction and processing services	$1,170,621	$81,790	$—	$1,252,411
Transaction and processing services – inter-segment	17,152	—	(17,152)	—
Point-of-sale equipment and supplies	3,777	30,044	—	33,821

Total segment reporting revenues	$1,191,550	$111,834	$(17,152)	$1,286,232

Chase Paymentech

NOTES TO COMBINED FINANCIAL STATEMENTS – CONTINUED

For the years ended December 31, 2007 and 2006 and

the year ended December 31, 2005 (unaudited)

	As of and for the year ended December 31, 2007
	U.S.	Canada	Corporate and eliminations	Combined
Interest and other, net	$76,425	$1,445	$21	$77,891
Depreciation and amortization	43,861	22,932	—	66,793
Income before income taxes and minority interest	638,634	24,813	(397)	663,050
Provision for income taxes	11,674	—	68,739	80,413
Total assets	6,291,384	417,137	(16,161)	6,692,360
Goodwill	247,549	146,592	—	394,141
Long-lived assets, net	96,518	79,462	—	175,980
Expenditures for long-lived assets	56,977	32,612	—	89,589

	As of and for the year ended December 31, 2006
	U.S.	Canada	Corporate and Eliminations	Combined
Revenues:
Transaction and processing services	$1,112,781	$66,892	$—	$1,179,673
Transaction and processing services – inter-segment	15,032	—	(15,032)	—
Point-of-sale equipment and supplies	1,477	25,433	—	26,910

Total segment reporting revenues	$1,129,290	$92,325	$(15,032)	$1,206,583

Interest and other, net	$66,790	$(701)	$741	$66,830
Depreciation and amortization	94,358	19,305	—	113,663
Income before income taxes and minority interest	535,461	12,476	179	548,116
Provision for income taxes	8,556	—	63,210	71,766
Total assets	5,731,888	463,806	(14,745)	6,180,949
Goodwill	247,549	124,735	—	372,284
Long-lived assets, net	83,410	62,741	—	146,151
Expenditures for long-lived assets	40,826	11,563	—	52,389

	As of and for the year ended December 31, 2005
	U.S.	Canada	Corporate and Eliminations	Combined
Revenues:
Transaction and processing services	$728,255	$56,055	$—	$784,310
Transaction and processing services – inter-segment	14,066	—	(14,066)	—
Point-of-sale equipment and supplies	1,974	22,814	—	24,788

Total segment reporting revenues	$744,295	$78,869	$(14,066)	$809,098

Interest and other, net	$31,425	$(6,104)	$1,338	$26,659
Depreciation and amortization	60,285	16,237	—	76,522
Income (loss) before income taxes and minority interest	350,423	(3,413)	(300)	346,710
Provision for income taxes	4,165	—	57,410	61,575
Total assets	4,133,085	383,679	(88,414)	4,428,350
Goodwill	247,549	125,014	—	372,563
Long-lived assets, net	135,488	70,396	—	205,884
Expenditures for long-lived assets	22,017	12,227	—	34,244

NOTE 14 – BENEFIT PLANS

Defined Benefit Pension Plans

The Company provides a qualified noncontributory defined benefit pension plan (Pension Plan) for its eligible U.S. employees. The net periodic pension expense included in salaries and employee benefits on the combined statements of income and comprehensive income for the Pension Plan was $4.0 million, $3.6 million, and $2.8 million for the years ended December 31, 2007, 2006, and 2005, respectively.

Chase Paymentech

NOTES TO COMBINED FINANCIAL STATEMENTS – CONTINUED

For the years ended December 31, 2007 and 2006 and

the year ended December 31, 2005 (unaudited)

The Company funds at least the minimum amount required under the Employee Retirement Income Security Act of 1974. Contributions are intended to provide not only for benefits attributed to compensation to date, but also for compensation increases to be earned in the future. Each participant’s cash balance account is credited with an amount equal to 4% of the participant’s eligible compensation, plus interest at a rate of 5% per year. Each participant becomes fully vested in benefits under this plan after five years of service. Prior to that time, no portion of a participant’s benefit is vested. Effective January 1, 2008, the vesting period under this plan was reduced from five to three years.

The Company also provides a SERP for highly compensated employees that will provide certain benefits upon retirement, death, or disability. The net periodic expense included in salaries and employee benefits on the combined statements of income and comprehensive income for the SERP was $227 thousand, $173 thousand, and $77 thousand for the years ended December 31, 2007, 2006, and 2005, respectively.

A summary of the Pension Plan’s and the SERP’s change in benefit obligation, change in plan assets, and funded status are as follows as of and for the years ended December 31, 2007 and 2006 (in thousands):

	Pension Plan		SERP
	2007	2006	2007	2006
Change in benefit obligation:
Benefit obligation at beginning of year	$21,001	$18,445	$587	$443
Service cost	4,238	3,690	181	137
Interest cost	1,218	1,027	38	31
Benefits paid	(2,368)	(2,590)	(121)	(133)
Actuarial (gain)/loss	(283)	429	24	109

Benefit obligation at end of year	23,806	21,001	709	587

Change in plan assets:
Fair value of plan assets at beginning of year	17,766	14,897	—	—
Actual return on plan assets	965	1,809	—	—
Employer contributions	6,200	3,650	121	133
Benefits paid	(2,368)	(2,590)	(121)	(133)

Fair value of plan assets at end of year	22,563	17,766	—	—

Funded status	$(1,243)	$(3,235)	$(709)	$(587)

Amounts related to the funded statuses of the Pension Plan and SERP are included in other non-current liabilities in the combined balance sheets.

Amounts recognized in accumulated other comprehensive income, net of tax, at December 31, 2007 and 2006 consisted of (in thousands):

	Pension Plan		SERP
	2007	2006	2007	2006
Adjustment for the adoption of SFAS 158	$—	$2,163	$—	$62
Net actuarial loss	2,264	—	80	—
Prior service cost/(credit)	14	—	(9)	—

Amounts recognized in accumulated other comprehensive income	$2,278	$2,163	$71	$62

The estimated net actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income, pre-tax, into net periodic benefit cost during 2008 are $118 thousand and $5 thousand for the Pension Plan, respectively. The estimated net actuarial loss and prior service credit that will be amortized from accumulated comprehensive income, pre-tax, into net periodic benefit cost during 2008 are $5 thousand and $3 thousand for the SERP, respectively.

Chase Paymentech

NOTES TO COMBINED FINANCIAL STATEMENTS – CONTINUED

For the years ended December 31, 2007 and 2006 and

the year ended December 31, 2005 (unaudited)

The Pension Plan’s and SERP’s accumulated benefit obligations were $23.8 million and $709 thousand, respectively, at December 31, 2007, and $21.0 million and $587 thousand, respectively, at December 31, 2006.

A summary of the components of net periodic pension expense and changes recognized in other comprehensive income, pre-tax, for the years ended December 31, 2007, 2006, and 2005 is as follows (in thousands):

	Pension Plan
	2007	2006	2005
Service cost	$4,238	$3,690	$2,817
Interest cost	1,218	1,027	821
Expected return on plan assets	(1,699)	(1,351)	(1,064)
Amortization of net actuarial loss	212	261	201
Amortization of prior service cost	5	2	(1)

Net periodic benefit cost	3,974	3,629	2,774

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss	451	—	—
Amortization of net actuarial loss	(212)	—	—
Amortization of prior service cost	(5)	—	—

Total recognized in other comprehensive income	234	—	—

Total recognized in net periodic benefit cost and other comprehensive income	$4,208	$3,629	$2,774

	SERP
	2007	2006	2005
Service cost	$181	$137	$56
Interest cost	38	31	24
Amortization of net actuarial loss	11	8	—
Amortization of prior service credit	(3)	(3)	(3)

Net periodic benefit cost	227	173	77

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss	24	—	—
Amortization of net actuarial loss	(11)	—	—
Amortization of prior service credit	3	—	—

Total recognized in other comprehensive income	16	—	—

Total recognized in net periodic benefit cost and other comprehensive income	$243	$173	$77

Weighted-average assumptions used to determine the benefit obligations of the Pension Plan and SERP at December 31, 2007 and 2006 were:

	Pension Plan
	2007	2006
Discount rate	6.25%	5.75%
Expected rate of increase in compensation levels	5.00%	5.00%
Expected long-term rate of return on assets	8.50%	8.50%

	SERP
	2007	2006
Discount rate	6.25%	5.75%
Expected rate of increase in compensation levels	5.00%	5.00%

Chase Paymentech

NOTES TO COMBINED FINANCIAL STATEMENTS – CONTINUED

For the years ended December 31, 2007 and 2006 and

the year ended December 31, 2005 (unaudited)

Weighted-average assumptions used to determine net periodic benefit cost for the Pension Plan and SERP for the years ended December 31, 2007, 2006, and 2005 were:

	Pension Plan
	2007	2006	2005
Discount rate	5.75%	5.50%	5.50%
Expected rate of increase in compensation levels	5.00%	5.00%	5.00%
Expected long-term rate of return on assets	8.50%	8.50%	8.50%

	SERP
	2007	2006	2005
Discount rate	5.75%	5.50%	5.50%
Expected rate of increase in compensation levels	5.00%	5.00%	5.00%

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

The Pension Plan weighted-average asset allocation and target allocation as of December 31, 2007 and 2006 presented as a percentage of total plan assets were as follows:

	Asset Allocation		Target Allocation
	2007	2006	2007	2006
Equity securities	69%	72%	70%	70%
Debt securities	29	23	25	25
Cash and cash equivalents	2	5	5	5

Total	100%	100%	100%	100%

It is the Company’s policy to invest Pension Plan assets in a diversified portfolio utilizing the target asset allocation as a guide. Deviations from the target allocation may be authorized by the Employee Benefits Committee. Investment risk is limited by diversification both within and between asset classes. The investment objective for the Pension Plan is to earn long-term investment returns in excess of inflation and at least equal to the actuarial discount rate used to calculate the Pension Plan’s liability. Contributions to and disbursements from the fund are used to rebalance towards the target allocation to the extent practical.

Pension Plan assets included shares of a money market fund managed by JPMorgan Asset Management, a subsidiary of JPMorgan Chase, with a fair value of $445 thousand and $819 thousand, representing 2% and 5%, of total plan assets as of December 31, 2007 and 2006, respectively.

The Company expects to contribute approximately $8.0 million to the Pension Plan in 2008. As of December 31, 2007, the future benefit payments expected to be paid by the Pension Plan and the SERP for each of the following years are as follows (in thousands):

	Pension Plan	SERP
2008	$1,945	$10
2009	2,215	19
2010	2,642	27
2011	2,820	34
2012	2,986	40
2013 through 2017	18,627	297

	$31,235	$427

Defined Contribution Plans

The Company provides a Retirement Savings Plan (Savings Plan) for its eligible U.S. employees. The Savings Plan is a defined contribution plan under sections 401(a) and 401(k) of the Internal Revenue Code which provides savings and investment opportunities. Pretax contributions of up to 6% of an eligible employee’s defined compensation are matched 50% by the Company. Salaries and employee benefits included $3.0 million, $2.2 million, and $1.7 million of expense relating to the Savings Plan on the combined statements of income and comprehensive income for the years ended December 31, 2007, 2006, and 2005, respectively. Savings Plan assets included 31 thousand and 39 thousand shares of JPMorgan common stock, representing 2% and 3%, of plan assets as of December 31, 2007 and 2006, respectively.

Chase Paymentech

NOTES TO COMBINED FINANCIAL STATEMENTS – CONTINUED

For the years ended December 31, 2007 and 2006 and

the year ended December 31, 2005 (unaudited)

The Company provides a Registered Retirement Savings Plan (Registered Savings Plan) for its eligible Canadian employees. The Registered Savings Plan is a defined contribution plan which provides savings and investment opportunities. Pretax contributions of up to 6% of an eligible employee’s defined compensation are matched 50% by the Company. Salaries and employee benefits included $337 thousand, $300 thousand, and $262 thousand of expense relating to the Registered Savings Plan on the combined statements of income and comprehensive income for the years ended December 31, 2007, 2006, and 2005, respectively.

The Company provides a registered defined contributory pension plan for its eligible Canadian employees. The net periodic expense included in salaries and employee benefits for this plan was $657 thousand, $536 thousand, and $457 thousand on the combined statements of income and comprehensive income for the years ended December 31, 2007, 2006, and 2005, respectively.

Long-Term Incentive Plan

Certain employees of the Company are participants in a Long-Term Incentive Plan (LTIP), which provides for cash awards, subject to certain vesting periods and adjustments based on the performance of JPMorgan Chase and FDC. The LTIP began in 2005, and awards vest over a three-year period with 50% of the award vesting after two years of service and the remaining 50% vesting after the third year of service. The Company records expense using the accelerated expense attribution method over the related vesting periods. For the years ended December 31, 2007, 2006, and 2005, $14.5 million, $12.0 million, and $4.1 million, respectively, of expense relating to LTIP grants were included in salaries and employee benefits on the combined statements of income and comprehensive income. The related liability is included in other accrued liabilities on the combined balance sheets.

Deferred Compensation Plan

The Company has a deferred compensation plan, which provides highly compensated employees the opportunity to defer up to 90% of their annual base salary, 90% of their bonus compensation, and 90% of their LTIP. Each plan participant is fully vested in all deferred compensation and earnings credited to his or her account.

The liability under the deferred compensation plan was $10.9 million and $7.9 million at December 31, 2007 and 2006, respectively. The Company’s expense under the deferred compensation plan, net of the investment return on related trust assets, totaled $453 thousand, $261 thousand, and $266 thousand for the years ended December 31, 2007, 2006, and 2005, respectively.

In connection with the deferred compensation plan, the Company has placed certain assets in a rabbi trust to enhance the security of the benefits payable under the plan. The assets of the trust, which consist of COLI policies and money market funds, are not generally available to the Company or its creditors, except to pay participants’ benefits or in the event of the Company’s insolvency. Trust assets of $11.0 million and $7.2 million at December 31, 2007 and 2006, respectively, were included in other assets on the combined balance sheets. The COLI policies had cash surrender values of $9.3 million and $7.2 million at December 31, 2007 and 2006, respectively.

Stop Loss Insurance

The Company provides medical insurance through a variety of third party Administrative Services Agreements. In order to manage its insurance risk, the Company purchases individual and aggregate stop loss coverage policies. The policies provide for payment of eligible expenses in excess of the Company’s individual obligation of $150 thousand per covered individual, not to exceed $2 million over the lifetime of a covered individual. Aggregate stop loss coverage provided for in the policies becomes effective at the Aggregate Benefit Attachment Point, which was $15.0 million, $11.6 million, and $7.4 million for 2007, 2006, and 2005 respectively. A risk exists to the Company with respect to recoveries under the stop loss contracts in the event the stop loss company is unable to meet its obligations.

The Company’s estimated liability for claims incurred but not reported at December 31, 2007 and 2006 was $1.2 million and $1.8 million, respectively, which is included in other accrued expenses on the combined balance sheets.

NOTE 15 – SHARE-BASED PAYMENT

Under a share-based payment plan (Stock Option Plan) established in 1999, the Company granted non-qualified stock options to certain employees. The purpose of the Stock Option Plan is to provide an incentive to key employees to better align their interests with the interests of the Company. The Company issued the last option grants under this plan in 2004 and does not intend to provide for any additional grants of options in the future.

Chase Paymentech

NOTES TO COMBINED FINANCIAL STATEMENTS – CONTINUED

For the years ended December 31, 2007 and 2006 and

the year ended December 31, 2005 (unaudited)

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

Upon exercise of the options for the issuance of Shares, the Shares become subject to both put and call redemption features. Holders of Shares may require the Company to repurchase any or all of such holder’s Shares during the period beginning on the 180th day following the date of issuance of such Shares and ending at the end of the 200th day following the date of issuance of such Shares. If the holder does not elect to exercise their put right, the Company has the right, but not the obligation, to call for purchase any or all of such holder’s Shares at any time beginning on the 201st day following the date of issuance. In either event, the purchase price for such Shares will be the fair market value of such Shares on the date of redemption. In addition to these restrictions, in the event the shareholder does not exercise their put rights and the Company does not exercise its call rights, the shareholder is obligated to offer their Shares to the Company for purchase upon the same terms they propose to sell such Shares to a third party. When options are exercised, the Company issues new shares.

Accelerated Vesting and Modifications

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

As a result of JPMorgan Chase’s merger with Bank One in July 2004, which was a change in control under the Stock Option Plan, all outstanding options became fully vested. As a result of the October 1, 2005 integration of CMS into the Company, which had a dilutive effect for the entity which provides the Stock Option Plan, the Company modified the exercise prices and number of outstanding options to maintain the value of the options to the option holders. The modification affected 241 option holders. As the value of the options was the same before and after the modification, no incremental expense was recorded in 2005 as a result of the modification.

The following schedule summarizes stock option activity for the year ended December 31, 2007 (in thousands, except per share data):

	Number of options	Weighted- average exercise price	Weighted- average remaining life (years)
Outstanding at December 31, 2006	360	$25.10
Exercised	(92)	$24.93
Forfeited or expired	(9)	$21.68

Outstanding at December 31, 2007	259	$25.28	3.9

Options exercisable at December 31, 2007	259	$25.28	3.9

The Company made no option grants and recognized no compensation cost related to options in 2007, 2006 or 2005. Tax expense related to stock option activity was $67 thousand, and $690 thousand for the years ended December 31, 2006 and 2005 respectively. No tax expense was recognized in 2007 related to stock option activity.

As a result of the redemption features in the Stock Option Plan, the Company expects to repurchase 61 thousand outstanding Shares in 2008.

The intrinsic value of options outstanding and exercisable as of December 31, 2007 was $5.6 million. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006, and 2005, was $1.9 million, $3.9 million, and $9.0 million, respectively.

Chase Paymentech

NOTES TO COMBINED FINANCIAL STATEMENTS – CONTINUED

For the years ended December 31, 2007 and 2006 and

the year ended December 31, 2005 (unaudited)

NOTE 16 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures and non-cash financing activities for the years ended December 31, 2007, 2006, and 2005 are as follows (in thousands):

	2007	2006	2005
Supplemental cash flow information:
Cash paid for income taxes	$72,315	$58,195	$51,780
Cash paid for interest	15,693	17,687	4,340
Supplemental non-cash financing activities:
Capital contribution for services paid on the Company’s behalf	$—	$—	$30,434

NOTE 17 – RELATED PARTIES

The Company has multiple relationships with JPMorgan Chase and FDC as described below.

JPMorgan Chase

JPMorgan Chase serves as the Company’s primary bank and provides depository accounts, as well as investment, treasury management, and hedging services. Amounts related to these services are included in interest and other income, interest expense and operating expenses on the combined statements of income and comprehensive income.

Pursuant to a referral agreement, JPMorgan Chase is obligated to refer customers for credit and debit card processing services to the Company. Fees related to these referrals offset revenue on the combined statements of income and comprehensive income. The payable related to these services is included in current liabilities on the combined balance sheets.

JPMorgan Chase has agreed to indemnify the Company against certain losses, if any, which would result from the provision of bankcard processing services to certain merchants. Pursuant to these indemnification agreements, the Company pays JPMorgan Chase an indemnification fee which is included in operating expenses on the combined statements of income and comprehensive income.

In addition to referral and indemnification agreements, the Company has entered into various contracts with JPMorgan Chase relating to transaction services. Under these contracts both the Company and JPMorgan Chase perform services for each other, such as merchant and private label transaction services, statement preparation, development and support services, as well as gateway services, sponsorship for VISA, MasterCard and other card brands and debit networks, and other services. The related revenue and fees for these services are included in revenue and operating expenses, respectively, on the combined statements of income and comprehensive income. The related receivable and amounts accrued for these services are included in accounts receivable and current liabilities, respectively, on the combined balance sheets.

JPMorgan Chase leases office space to the Company. Rent associated with these leases is included in operating expenses on the combined statements of income and comprehensive income.

FDC

The Company has entered into agreements with various subsidiaries and affiliates of FDC, for the transaction servicing of some of the Company’s U.S. and international merchant transactions, as well as the provision of related services, such as chargeback management, fraud monitoring, collections, merchant settlement, payer authentication, multi-currency, customer service, and MasterCard sponsorship necessary to process Canadian MasterCard transactions. The negotiation and execution of revised U.S. and Canadian agreements covering certain of the above described services are pending. Fees related to these services are included in operating expenses, and assessments offset revenue, on the combined statements of income and comprehensive income. The related payables are included in payables to related parties, other accrued expenses and accrued assessments on the combined balance sheets.

The Company utilizes the services of TASQ Technology, Inc. (TASQ), a wholly-owned subsidiary of FDC, for the deployment of card processing point-of-sale equipment and related software at customer locations in the U.S. The Company also purchases supplies from TASQ for distribution to its U.S. and Canadian merchants. Amounts accrued for these services are included in current liabilities on the combined balance sheets. Expenses related to these services and supplies offset revenue on the sale of point-of-sale equipment and are included in revenue on the combined statements of income and comprehensive income.

Pursuant to an agreement with a debit network owned by FDC, the Company processes debit card transactions via that debit network and is required to pay certain debit network fees. Fees paid related to this agreement are included in operating expenses on the combined statements of income and comprehensive income. Fees accrued related to these services are included in other accrued expenses on the combined balance sheets.

Chase Paymentech

NOTES TO COMBINED FINANCIAL STATEMENTS – CONTINUED

For the years ended December 31, 2007 and 2006 and

the year ended December 31, 2005 (unaudited)

The Company entered into agreements with FDC to provide data transmission, authorization and portfolio management services. Revenue for these services is included in revenue on the combined statements of income and comprehensive income. The related receivable is included in accounts receivable on the combined balance sheets.

The Company entered into an employee lease arrangement under which FDC provided employees to work at the direction of the Company. The term of the agreement was from January 1, 2006 through December 31, 2006. Expenses incurred under this leasing arrangement are included in salaries and employee benefits on the combined statements of income and comprehensive income for the year ended December 31, 2006. The payable related to these services is included in payables to related parties and other accrued expenses on the combined balance sheet as of December 31, 2006.

The Company has various other arrangements with JPMorgan Chase and FDC under which other services may be provided or received. The related amount of revenues and expenses for these services are less than 1% of total revenues and expenses on the combined statements of income and comprehensive income, respectively, for the years ended December 31, 2007, 2006, and 2005.

Chase Paymentech

NOTES TO COMBINED FINANCIAL STATEMENTS – CONTINUED

For the years ended December 31, 2007 and 2006 and

the year ended December 31, 2005 (unaudited)

A summary of the amounts included on the combined balance sheets as of December 31, 2007 and 2006 and the combined statements of income and comprehensive income for the years ended December 31, 2007, 2006, and 2005 is as follows (in thousands):

		2007
Related Party	Nature of Relationship	Receivables from (payables to) related parties, net	Revenue (expense), net
JPMorgan Chase	Banking and investment management services	$(702)	$50,052
	Customer referral program	(1,288)	(7,240)
	Transaction and related services, net	481	8,925
	Indemnification agreements	(345)	(1,382)
	Rent	—	(2,761)

FDC	Transaction servicing and related services	(31,923)	(193,073)
	Point-of-sale equipment and supplies	(2,086)	(23,091)
	Debit interchange	(3,712)	(29,097)
	Data transmission, authorization and portfolio management services	1,632	9,605

		2006
Related Party	Nature of Relationship	Receivables from (payables to) related parties, net	Revenue (expense), net
JPMorgan Chase	Banking and investment management services	$2,411	$57,150
	Customer referral program	(312)	(3,267)
	Transaction and related services, net	1,085	2,966
	Indemnification agreements	(333)	(2,422)
	Rent	—	(1,478)

FDC	Transaction servicing and related services	(31,501)	(214,356)
	Point-of-sale equipment and supplies	(11,554)	(31,633)
	Debit interchange	(1,951)	(16,936)
	Employee lease arrangement	(2,583)	(14,921)
	Data transmission, authorization and portfolio management services	1,500	10,291

Chase Paymentech

NOTES TO COMBINED FINANCIAL STATEMENTS – CONTINUED

For the years ended December 31, 2007 and 2006 and

the year ended December 31, 2005 (unaudited)

		2005
Related Party	Nature of Relationship	Revenue (expense), net
JPMorgan Chase	Banking and investment management services	$19,804
	Customer referral program	(1,543)
	Transaction and related services, net	(476)
	Rent	(1,667)

FDC	Transaction servicing and related services	(99,843)
	Point-of-sale equipment and supplies	(22,714)
	Debit interchange	(12,294)
	Data transmission, authorization and portfolio management services	9,898

NOTE 18 – OWNERS’ EQUITY

As discussed in Note 1, the Company includes a combination of corporations, LLCs and a general partnership. Information regarding the capital structure of these entities is shown below.

Corporations

FDC Offer Corp.

FDC Offer Corp.’s authorized and outstanding common stock as of December 31, 2007 and 2006 consisted of 1,000 shares of common stock (FDC Offer Corp. Common Stock), par value $0.01 per share. All FDC Offer Corp. Common Stock outstanding is owned by JPMorgan Chase and FDC. The shares of FDC Offer Corp. are restricted from transfer, without the consent of the other shareholder.

Paymentech, Inc.

Paymentech, Inc.’s authorized capital stock consists of a total of 70,000,000 shares, as follows: 60,000,000 shares of Class A Common Stock, par value $0.01 per share, and 10,000,000 Shares of Class B Common Stock, par value $0.01 per share.

As of December 31, 2007 and 2006 there were 36,451,566 shares of Class A Common Stock outstanding. FDC Offer Corp holds all issued and outstanding Class A Common Stock. Holders of shares of Class A Common Stock are entitled to one vote per share on all matters submitted to a vote of stockholders. There is no right to cumulative voting for the election of directors. Holders of shares of Class A Common Stock are entitled to receive dividends, paid in accordance with the instructions of the board of directors out of funds legally available therefore. In the event of liquidation, holders of shares of Class A Common Stock are entitled to share ratably in all assets remaining after payment of liabilities. Holders of shares of Class A Common Stock have no conversion, redemption or preemptive rights. The rights of the holders of Class B Common Stock will, in some instances, restrict the rights of the holders of Class A Common Stock.

As of December 31, 2007 and 2006 there were 60,615 and 113,966 Shares of Class B Common Stock outstanding, respectively. Unless otherwise noted, the holders of Shares of Class B Common Stock have the same rights as holders of shares of Class A Common Stock. Holders of shares of Class B Common Stock are entitled to one-tenth of one vote per share on all matters submitted to a vote of stockholders, and are entitled to receive dividends, paid in accordance with the instructions of the board of directors out of funds legally available therefore. Dividends so declared must be paid equally with respect to shares of Class A Common Stock and shares of Class B Common Stock. Likewise, in the event of liquidation, holders of Shares of Class B Common Stock are entitled to share ratably with holders of Class A Common Stock in all assets remaining after payment of liabilities. Holders of Class A Common Stock are prohibited from using their superior voting power to impair the rights of holders of Class B Common Stock.

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

Chase Paymentech

NOTES TO COMBINED FINANCIAL STATEMENTS – CONTINUED

For the years ended December 31, 2007 and 2006 and

the year ended December 31, 2005 (unaudited)

LLC’s

All of the Company’s LLCs are governed by Limited Liability Company Agreements, by and among their respective owner(s) (the Members). All membership interests in the LLCs are of a single class and have the same rights and privileges. Certain of the Members of Chase Paymentech Solutions, LLC have the right to elect the LLC’s managers.

Partnership

JPMorgan Chase and FDC partnership interests in Chase Paymentech Solutions are of a single class and have the same rights and privileges.

Other Comprehensive Income

The cumulative balance of each component of other comprehensive income, and associated income tax effects, are as follows (in thousands):

	Beginning balance	Pretax gain (loss) amount	Tax benefit (expense)	Ending balance
December 31, 2005
Net unrealized gains (losses) on investments	$(1,944)	$1,123	$10	$(811)
Cash flow hedges	(26)	31	—	5
Foreign currency translation adjustment	25,360	3,037	—	28,397
Minimum pension liability adjustment	(2,032)	(432)	152	(2,312)

	$21,358	$3,759	$162	$25,279

December 31, 2006
Net unrealized gains (losses) on investments	$(811)	$224	$(15)	$(602)
Cash flow hedges	5	(5)	—	—
Foreign currency translation adjustment	28,397	(1,826)	—	26,571
Minimum pension liability adjustment	(2,312)	194	(89)	(2,207)
Adjustment to initially apply SFAS 158	—	(28)	10	(18)

	$25,279	$(1,441)	$(94)	$23,744

December 31, 2007
Net unrealized gains (losses) on investments	$(602)	$1,082	$(18)	$462
Foreign currency translation adjustment	26,571	38,184	—	64,755
Pension and SERP liability adjustments	(2,225)	(250)	126	(2,349)

	$23,744	$39,016	$108	$62,868

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST DATA CORPORATION (Registrant)

By:	/s/ Michael D. Capellas
Michael D. Capellas Chief Executive Officer and Chairman of the Board
Date: March 13, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ MICHAEL D. CAPELLAS	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 13, 2008
Michael D. Capellas

/s/ KIMBERLY S. PATMORE	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 13, 2008
Kimberly S. Patmore

/s/ JEFFREY R. BILLAT	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 13, 2008
Jeffrey R. Billat

/s/ JAMES R. FISHER	Director	March 13, 2008
James R. Fisher

/s/ SCOTT C. NUTTALL	Director	March 13, 2008
Scott C. Nuttall

/s/ TAGAR C. OLSON	Director	March 13, 2008
Tagar C. Olson

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
2.1	Agreement and Plan of Merger, dated as of April 1, 2003, among the Registrant, Monaco Subsidiary Corporation and Concord EFS, Inc. (incorporated by reference to Exhibit 2 of the Registrant’s Form S-4 filed May 21, 2003, Commission File No. 333-105432).

2.2	Amendment and Abeyance Agreement, dated as of December 14, 2003, among the Registrant, Monaco Subsidiary Corporation and Concord EFS, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed December 15, 2003, Commission File No. 1-11073).

2.3	Separation and Distribution Agreement, dated as of September 29, 2006, between First Data Corporation and The Western Union Company (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on October 2, 2006, Commission File No. 1-11073).

2.4	Agreement and Plan of Merger, dated as of April 1, 2007, among New Omaha Holdings L.P., Omaha Acquisition Corporation and First Data Corporation (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on April 2, 2007, Commission File No. 1-11073).

3(i)	Restated Certificate of Incorporation of First Data Corporation (incorporated by reference to Exhibit 3(i) of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

3(ii) (1)	Registrant’s By-laws.

4.1	Indenture, dated as of October 24, 2007, between First Data Corporation, the subsidiaries of First Data Corporation identified therein and Wells Fargo Bank, National Association, as trustee, governing the 9 7 / 8 % Senior Notes (incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

4.2	Indenture dated as of March 26, 1993 between the Registrant and Wells Fargo Bank Minnesota, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (Registration No. 33-74568)).

4.3	2007 Supplemental Indenture, dated as of August 22, 2007, between First Data Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed August 28, 2007, Commission File No. 1-11073).

10.1(1)	Credit Agreement, dated as of September 24, 2007, as amended and restated as of September 28, 2007 among First Data Corporation, the several lenders from time to time parties thereto, Credit Suisse, Cayman Islands Branch, as administrative agent, swingline lender and letter of credit issuer, Citibank, N.A., as syndication agent, and Credit Suisse Securities (USA) LLC, Citigroup Global Markets, Inc., Deutsche Bank Securities Inc., Goldman Sachs Credit Partners L.P., HSBC Securities (USA) Inc., Lehman Brothers Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and bookrunners.

10.2	Senior Unsecured Interim Loan Agreement, dated as of September 24, 2007, among First Data Corporation, the several lenders from time to time parties thereto, Citibank, N.A., as administrative agent, Credit Suisse, Cayman Islands Branch, as syndication agent, and Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman Sachs Credit Partners L.P., HSBC Securities (USA) Inc., Lehman Brothers Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and bookrunners (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed September 28, 2007).

10.3	Senior Subordinated Interim Loan Agreement, dated as of September 24, 2007, among First Data Corporation, the several lenders from time to time parties thereto, Citibank, N.A., as administrative agent, Credit Suisse, Cayman Islands Branch, as syndication agent, and Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman Sachs Credit Partners L.P., HSBC Securities (USA) Inc., Lehman Brothers Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and bookrunners (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed September 28, 2007).

10.4	Form of Sale Participation Agreement (incorporated by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

10.5	Management Agreement, dated September 24, 2007, among First Data Corporation, Kohlberg Kravis Roberts & Co. L.P. and New Omaha Holdings L.P. (incorporated by reference to Exhibit 10.10 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

10.6	Guarantee Agreement, dated September 24, 2007, among First Data Corporation, the subsidiaries of First Data Corporation identified therein and Credit Suisse, Cayman Islands Branch, as Collateral Agent (incorporated by reference to Exhibit 10.11 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

10.7	Pledge Agreement, dated September 24, 2007, among First Data Corporation, the subsidiaries of First Data Corporation identified therein, and Credit Suisse, Cayman Islands Branch, as Collateral Agent (incorporated by reference to Exhibit 10.12 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

10.8	Security Agreement, dated September 24, 2007, among First Data Corporation, the subsidiaries of First Data Corporation identified therein, and Credit Suisse, Cayman Islands Branch, as Collateral Agent (incorporated by reference to Exhibit 10.13 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

10.9	Registration Rights Agreement, dated October 24, 2007, among First Data Corporation, the subsidiaries of First Data Corporation identified therein, and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 10.14 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

10.10	Senior Subordinated Guarantee, dated September 24, 2007, among First Data Corporation, the subsidiaries of First Data Corporation identified therein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.15 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

10.11	Senior Unsecured Guarantee, dated September 24, 2007, among First Data Corporation, the subsidiaries of First Data Corporation identified therein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.16 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

10.12	Letter Agreement, dated as of June 27, 2007, between New Omaha Holdings L.P. and Michael Capellas, as assumed by First Data Corporation and New Omaha Holdings Corporation as of September 24, 2007 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed September 28, 2007, Commission file No. 1-11073). *

10.13	Employment Agreement between the Registrant and Edward A. Labry III dated April 1, 2003 (incorporated by reference to the Exhibit 10.27 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, Commission file No. 1-11073). *

10.14	2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073). *

10.15	Form of Stock Option Agreement for Executive Committee Members (incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073). *

10.16	Form of Management Stockholder’s Agreement for Executive Committee Members (incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073). *

10.17	First Data Corporation 1992 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit A of the Registrant’s Proxy Statement for its May 12, 1999 Annual Meeting, Commission File No. 1-11073). *

10.18	First Data Corporation 2002 First Data Corporation Long-Term Incentive Plan, as amended through February 21, 2007 (incorporated by reference to Exhibit C of the Company’s Definitive Proxy Statement on Schedule 14A filed April 17, 2007, Commission File No. 1-11073).*

10.19(1)	Registrant’s Senior Executive Incentive Plan, as amended and restated effective January 1, 2008. *

10.20	Form of Non-Qualified Stock Option Agreement under the First Data 2002 Long-Term Incentive Plan for Executive Officers (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed December 14, 2004, Commission File No. 1-11073). *

10.21	Form of Non-Qualified Stock Option Agreement under the First Data 2002 Long-Term Incentive Plan for Section 16 Executive Committee members, as amended July 2005 (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, Commission File No. 1-11073). *

10.22	Form of Non-Qualified Stock Option Agreement under the First Data 2002 Long-Term Incentive Plan for Section 16 non-Executive Committee members, as amended July 2005 (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, Commission File No. 1-11073). *

10.23	Form of Non-Qualified Stock Option Agreement under the First Data 2002 Long-Term Incentive Plan for employees other than Executive Officers (incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 1-11073). *

10.24	Form of Non-Qualified Stock Option Agreement under the First Data 2002 Long-Term Incentive Plan for employees other than Executive Committee members, as amended July 2005 (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, Commission File No. 1-11073). *

10.25	Form of Non-Qualified Stock Option Agreement under the First Data 1992 Long-Term Incentive Plan for Executive Officers (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 1-11073). *

10.26	Form of Non-Qualified Stock Option Agreement under the First Data 1992 Long-Term Incentive Plan for employees other than Executive Officers (incorporated by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 1-11073). *

10.27(1)	First Data Corporation Severance/Change in Control Policy, as adopted July 26, 2005 as amended and restated effective September 24, 2007.*

10.28(1)	Description of Named Executive Officer salary and bonus arrangements for 2008.*

12(1)	Computation in Support of Ratio of Earnings to Fixed Charges.

21(1)	Subsidiaries of the Registrant.

23(1)	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.

31.1(1)	Certification of CEO pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(1)	Certification of CFO pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed herewith.
*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.