Form 10-Q
period 2008-03-31
FIRST DATA CORP
filed 2008-05-15
CIK 883980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

There were 1,000 shares of the registrant’s common stock outstanding as of April 30, 2008.

INDEX

		PAGE NUMBER
PART I FINANCIAL INFORMATION

Item 1	Financial Statements (unaudited):

	Consolidated Statements of Operations for the three months ended March 31, 2008 (successor period) and the three months ended March 31, 2007 (predecessor period)	3

	Consolidated Balance Sheets at March 31, 2008 and December 31, 2007	4

	Consolidated Statements of Cash Flows for the three months ended March 31, 2008 (successor period) and the three months ended March 31, 2007 (predecessor period)	5

	Notes to Consolidated Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4	Controls and Procedures	40

PART II OTHER INFORMATION

Item 1	Legal Proceedings	41

Item 1A	Risk Factors	41

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 4	Submission of Matters to a Vote of Security Holders	41

Item 5	Other Information	41

Item 6	Exhibits	42

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in millions)

	Successor	Predecessor
	Three months ended March 31, 2008	Three months ended March 31, 2007
Revenues:
Transaction and processing service fees:
Merchant related services (a)	$634.9	$568.8
Check services	100.6	96.1
Card services (a)	506.5	461.1
Other services	137.7	141.7
Investment income, net	56.0	(30.3)
Product sales and other	212.0	188.0
Reimbursable debit network fees, postage and other	478.8	410.9

	2,126.5	1,836.3

Expenses:
Cost of services (exclusive of items shown below)	756.8	691.4
Cost of products sold	70.9	66.7
Selling, general and administrative	304.3	294.8
Reimbursable debit network fees, postage and other	478.8	410.9
Depreciation and amortization	319.1	158.8
Other operating expenses:
Restructuring, net	—	2.0
Impairments	—	16.3

	1,929.9	1,640.9

Operating profit	196.6	195.4

Interest income	9.0	8.0
Interest expense	(517.7)	(34.5)
Other income (expense)	(43.2)	1.0

	(551.9)	(25.5)

(Loss) income before income taxes, minority interest, equity earnings in affiliates and discontinued operations	(355.3)	169.9
Income tax (benefit) expense	(130.5)	37.4
Minority interest	(29.0)	(29.1)
Equity earnings in affiliates	32.1	68.3

(Loss) income from continuing operations	(221.7)	171.7
Income from discontinued operations, net of taxes of $(4.1)	—	3.5

Net (loss) income	$(221.7)	$175.2

(a)

Includes processing fees, administrative service fees and other fees charged to merchant alliances accounted for under the equity method of $53.3 million for the three months ended March 31, 2008 and $53.4 million for the comparable period in 2007.

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except common stock share amounts)

(Unaudited)

	Successor
	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$701.9	$606.5
Receivables, net of allowance for doubtful accounts of $16.8 (2008) and $14.7 (2007)	2,216.2	2,412.8
Settlement assets	15,432.3	17,142.6
Other current assets	462.8	479.7

Total current assets	18,813.2	20,641.6

Property and equipment, net of accumulated depreciation of $121.2 (2008) and $61.2 (2007)	975.1	939.3
Goodwill	17,074.8	16,817.2
Customer relationships, net of accumulated amortization of $425.9 (2008) and $230.5 (2007)	6,697.5	6,785.5
Other intangibles, net of accumulated amortization of $138.4 (2008) and $76.9 (2007)	1,766.7	1,738.1
Investment in affiliates	3,490.6	3,526.3
Long-term settlement assets	567.8	1,085.8
Other long-term assets	885.4	975.5

Total assets	$50,271.1	$52,509.3

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$156.8	$158.5
Short-term and current portion of long-term borrowings	614.0	620.3
Settlement obligations	16,001.1	18,228.4
Other current liabilities	1,304.0	1,398.9

Total current liabilities	18,075.9	20,406.1

Long-term borrowings	22,098.6	21,953.5
Deferred long-term tax liabilities	2,107.3	2,381.6
Other long-term liabilities	1,210.5	939.1

Total liabilities	43,492.3	45,680.3

Commitments and contingencies (see Note 9)
Stockholder’s equity:
Common stock, $.01 par value; authorized and issued 1,000 shares (2008 and 2007)	—	—
Additional paid-in capital	7,333.8	7,224.4

Paid-in capital	7,333.8	7,224.4
Retained loss	(523.6)	(301.9)
Accumulated other comprehensive loss	(31.4)	(93.5)

Total stockholder’s equity	6,778.8	6,829.0

Total liabilities and stockholder’s equity	$50,271.1	$52,509.3

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Successor	Predecessor
	Three months ended March 31, 2008	Three months ended March 31, 2007
Cash and cash equivalents at beginning of period	$606.5	$1,154.2

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income from continuing operations	(221.7)	171.7
Net income from discontinued operations	—	3.5
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	368.4	180.8
Charges (gains) related to restructuring, impairments and other income (expense)	43.2	17.3
Other non-cash and non-operating items, net	(4.9)	(56.8)
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable, current and non-current	240.0	127.9
Other assets, current and non-current	142.1	79.8
Accounts payable and other liabilities, current and non-current	(133.3)	(83.3)
Income tax accounts	(149.8)	7.1
Excess tax benefit from share-based payment arrangement	—	(12.4)

Net cash provided by operating activities from continuing operations	284.0	432.1
Net cash used in operating activities from discontinued operations	—	(9.7)

Net cash provided by operating activities	284.0	422.4

CASH FLOWS FROM INVESTING ACTIVITIES
Current period acquisitions, net of cash acquired	(193.3)	(239.9)
Payments related to other businesses previously acquired	(18.3)	(50.8)
Additions to property and equipment, net	(53.4)	(56.7)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(40.8)	(41.0)
Proceeds from the sale of marketable securities	52.3	11.2
Other investing activities	(1.5)	13.5

Net cash used in investing activities	(255.0)	(363.7)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	(15.0)	(49.3)
Principal payments on long-term debt	(44.9)	(101.8)
Proceeds from issuance of common stock	—	61.8
Capital contributed by Parent	105.1	—
Excess tax benefit from share-based payment arrangement	—	12.4
Purchase of treasury shares	—	(117.1)
Cash dividends	—	(22.6)

Net cash provided by (used in) financing activities	45.2	(216.6)

Effect of exchange rate changes on cash and cash equivalents	21.2	8.0

Change in cash and cash equivalents	95.4	(149.9)

Cash and cash equivalents at end of period	$701.9	$1,004.3

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Basis of Presentation

The accompanying Consolidated Financial Statements of First Data Corporation (“FDC” or the “Company”) should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Significant accounting policies disclosed therein have not changed.

On September 24, 2007, the Company was acquired through a merger transaction with an entity controlled by affiliates of Kohlberg Kravis Roberts & Co. (“KKR” or the “sponsor”). The merger resulted in the equity of FDC becoming privately held. Details of the merger are more fully discussed in Note 2. The accompanying consolidated statements of operations and cash flows are presented for two periods: predecessor (the three month period ended March 31, 2007) and successor (the three month period ended March 31, 2008), which relate to the period preceding the merger and the period succeeding the merger, respectively. The Company applied purchase accounting to the opening balance sheet and results of operations on September 25, 2007 as the merger occurred at the close of business on September 24, 2007. The merger resulted in a new basis of accounting beginning on September 25, 2007.

The accompanying Consolidated Financial Statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial position of the Company at March 31, 2008, and the consolidated results of its operations and cash flows for the successor and predecessor periods for the three months ended March 31, 2008 and 2007, respectively. Results of operations reported for interim periods are not necessarily indicative of results for the entire year due in part to the seasonality of certain business units.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results could differ from these estimates.

Presentation

The Company’s Consolidated Balance Sheet presentation has historically been unclassified due to the short-term nature of its settlement obligations contrasted with the Company’s ability to invest cash awaiting settlement in long-term investment securities. The Company repositioned the majority of its investment portfolio associated with cash awaiting settlement from long-term investments to short-term investments. As a result of the repositioning of the portfolio such that a majority of the settlement assets and all settlement liabilities are short-term, the Company has changed to a classified balance sheet. The Consolidated Balance Sheet as of December 31, 2007 has been adjusted to conform to this presentation.

A new Chief Executive Officer, the Company’s chief operating decision maker, was appointed as a result of the September 24, 2007 merger with an affiliate of KKR. In connection with this change in leadership, changes were made to the Company’s senior management and organization of the business. Effective January 1, 2008, the Company’s new Chief Executive Officer began making strategic and operating decisions with regards to assessing performance and allocating resources based on a new segment structure. Segment results for 2007 have been adjusted to reflect the new structure. In connection with this segment realignment the Company also reclassified certain transaction and processing service fee revenue components in the Consolidated Statements of Operations, primarily the prepaid business from “Merchant related services” to “Other services” and the debit network business from “Merchant related services” to “Card services”. Additionally, consolidated expenses for 2007 have been adjusted to present certain depreciation and amortization amounts as a separate component of expenses.

Official Check and Money Order Wind-down

        In conjunction with the wind-down of the official check and money order business (included within the Integrated Payment Systems (“IPS”) segment) and in the first quarter 2008, the Company repositioned its investment portfolio to principally taxable investments. As a result, the revenues and operating profit of the IPS segment are no longer stated on a pretax equivalent basis effective as of January 1, 2008. The investment portfolio decreased from $12.6 billion at December 31, 2007 to $9.6 billion at March 31, 2008 due to the wind-down. The investment portfolio included approximately $558 million of auction rate securities as of March 31, 2008 compared to approximately $1,077 million as of December 31, 2007. The auction mechanism on certain of these investments has failed so these investments are not currently liquid; however, all of the securities were “AAA” rated, except for one “AA” rated, and the Company has the ability and intent to hold them until the auction mechanism or alternative liquidity vehicle is established. The Company does not believe these securities were impaired at March 31, 2008. At March 31, 2008, the market values of the auction rate securities approximated their par values. Subsequent to March 31, 2008, the market became even less liquid which may factor into the Company’s consideration of the investments’ value in future periods if such market conditions continue.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Revenue Recognition

The Company recognizes revenues from its processing services as such services are performed. Revenue is recorded net of certain costs such as credit and offline debit interchange fees and assessments charged by credit card associations which totaled $1,902.7 million and $1,651.8 million for the three months ended March 31, 2008 and 2007, respectively. Debit network fees related to acquired PIN-based debit transactions are recognized in the “Reimbursable debit network fees, postage and other” revenues and expenses lines of the Consolidated Statements of Operations. The debit network fees related to acquired PIN-debit transactions charged by debit networks totaled $285.9 million and $224.9 million for the three months ended March 31, 2008 and 2007, respectively.

Supplemental Financial Information

The following table details the components of “Other income (expense)” on the Consolidated Statements of Operations:

	Successor	Predecessor
	Three months ended March 31,	Three months ended March 31,
(in millions)	2008	2007
Investment gains and (losses)	$22.1	$(1.4)
Derivative financial instruments gains and (losses)	(12.8)	—
Divestitures, net	—	1.0
Debt repayment gains and (losses)	—	1.4
Non-operating foreign currency gains and (losses)	(52.5)	—

Other income (expense)	$(43.2)	$1.0

The investment gains for the three months ended March 31, 2008 resulted from the sale of MasterCard stock. The net losses related to derivative financial instruments were due most significantly to the mark-to-market adjustments for cross currency swaps and interest rate swaps that are not designated as accounting hedges.

For the three months ended March 31, 2008, the net non-operating foreign currency exchange loss related to the mark-to-market of the Company’s intercompany loans and the euro-denominated debt issued in connection with the merger. Historically, intercompany loans were deemed to be of a long-term nature for which settlement was not planned or anticipated in the foreseeable future. Accordingly, the translation adjustments were reported in “Other comprehensive income”. Effective in September 2007, the Company now plans to settle the intercompany loans which results in a benefit or charge to earnings due to movement in foreign currency exchange rates.

Supplemental Cash Flow Information

Significant non-cash transactions during the three months ended March 31, 2008 included the Company increasing the principal amount of its senior unsecured PIK term loan facility by $67.6 million resulting from the “payment” of interest expense.

See Note 11 for information concerning the Company’s stock-based compensation plans.

New Accounting Pronouncements

        In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations.” The new standard will significantly change the financial accounting and reporting of business combination transactions in the consolidated financial statements. It will require an acquirer to recognize, at the acquisition date, the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their full fair values as of that date. In a business combination achieved in stages (step acquisitions), the acquirer will be required to remeasure its previously held equity interest in the acquiree at its acquisition-date fair value and recognize the resulting gain or loss in earnings. The acquisition-related transaction and restructuring costs will no longer be included as part of the capitalized cost of the acquired entity but will be required to be accounted for separately in accordance with applicable generally accepted accounting principles in the U.S. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

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

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

income. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, and will be applied prospectively except for the presentation and disclosure requirements that will be applied retrospectively for all periods presented.

Note 2: Merger

On September 24, 2007, FDC merged with Omaha Acquisition Corporation, a wholly owned subsidiary of First Data Holdings, Inc. which, in turn, was controlled by affiliates of KKR. For additional details, refer to Note 2 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Preliminary Purchase Price Allocation

The total purchase price of approximately $26.6 billion was allocated to the Company’s net tangible and identifiable intangible assets based on their estimated fair values as set forth below. Property and equipment were carried forward at historical net balances as a current best estimate of fair value. The Company is in the process of valuing fixed assets and expects to be completed in the second quarter of 2008. A portion of the preliminary valuation was allocated to the Company’s investments in unconsolidated joint ventures (reflected in the “Investment in affiliates” line of the Consolidated Balance Sheets). The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The preliminary allocation of the purchase price to identifiable intangible assets was based upon preliminary valuation data and the estimates and assumptions are subject to change. The Company is also in the process of working through other potential purchase accounting adjustments that mostly relate to pre-acquisition contingencies and implementation of management’s restructuring plans.

(in millions)
Property and equipment	$931.1
Customer Relationships	6,987.5
Software	990.0
Tradenames	621.1
Other Intangibles	96.0
Goodwill	16,766.2
Investment in affiliates	3,565.1
Deferred taxes	(2,255.8)
Other net liabilities acquired	(1,145.2)

Total purchase price	$26,556.0

The preliminary estimated weighted-average useful lives (excluding the impact of accelerated amortization and the First Data tradename which was determined to have an indefinite life) associated with the intangible assets are approximately:

Customer Relationships	14 years
Software	5 years
Tradenames	15 years
Other Intangibles	24 years
Investment in affiliates	11 years
Total weighted-average useful lives	13 years

The Company generally uses straight-line amortization for intangible assets other than for customer relationships for which the pattern of economic benefits are known and for which an accelerated method of amortization is used to more appropriately allocate the cost of the relationships to the periods that will benefit from them. Deferred tax liabilities were recorded related to the allocation of the purchase price to intangible assets. Less than 5% of goodwill resulting from the merger is deductible for tax purposes at a local jurisdiction level. The preliminary allocation of goodwill by segment is as follows (in millions):

Merchant Services	$9,066.7
Financial Services	3,801.2
International	2,845.1
Prepaid Services	1,039.9
Integrated Payment Systems	—
All Other and Corporate	13.3

$16,766.2

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Goodwill will be reviewed at least annually for impairment.

Merger Related Restructuring Charges

During the fourth quarter 2007, the Company implemented a plan that provided strategic direction for the Company under its new leadership. The plan anticipated capturing efficiencies related to the simplification of domestic and international operations and other near term cost saving initiatives as well as certain reductions in personnel. In accordance with this plan and in November 2007, the Company terminated approximately 1,600 employees across the organization representing all levels of employees and approximately 6% of its worldwide work force. A majority of them ceased working before December 31, 2007. The Company expects that the remaining employees will cease working at various times through the first six months of 2008. Additional actions occurred during first quarter 2008 resulting in the termination of over 100 employees across the organization most of whom ceased working before March 31, 2008. A majority of the successor severance costs were recorded in purchase accounting with the remainder recorded through current operations. The Company anticipates taking additional similar types of actions during the remainder of 2008 as part of its overall plan, with the majority of severance costs to be recorded in purchase accounting as assumed liabilities.

The following table summarizes the Company’s utilization of restructuring accruals related to the merger recorded in purchase accounting for the three months ended March 31, 2008:

(in millions)	Employee Severance
Remaining accrual at January 1, 2008	$92.4
Charges recorded in purchase accounting	15.8
Cash payments	(43.5)
Other adjustments	(0.9)

Remaining accrual at March 31, 2008	$63.8

Merger and Other Related Costs

During the three months ended March 31, 2007, the Company expensed merger related costs consisting primarily of investment banking, accounting and legal fees totaling $5.0 million.

Unaudited Pro Forma Condensed Consolidated Statements of Operations

The following Unaudited Pro Forma Condensed Consolidated Statements of Operations reflect the consolidated results of operations of the Company as if the merger had occurred on January 1, 2007. The historical financial information has been adjusted to give effect to events that are (1) directly attributed to the merger, (2) factually supportable, and (3) with respect to the statement of operations, expected to have a continuing impact on the combined results. Such items include interest expense related to debt issued in conjunction with the merger as well as additional amortization expense associated with the preliminary valuation of intangible assets. This unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the merger had actually occurred on that date, nor of the results that may be obtained in the future.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Unaudited Pro Forma Condensed Consolidated Statements of Operations

Three months ended March 31, 2007
(in millions)
Revenues:
Transaction and processing service fees	$1,267.7
Investment income, net	(30.3)
Product sales and other	188.0
Reimbursable debit network fees, postage and other	410.9

1,836.3

Expenses:
Cost of services (exclusive of items shown below)	688.8
Cost of products sold	66.7
Selling, general and administrative	293.9
Reimbursable debit network fees, postage and other	410.9
Depreciation and amortization	317.6
Other operating expenses:
Restructuring, net	2.0
Impairments	16.3

1,796.2

Operating profit	40.1

Interest income	8.0
Interest expense	(511.7)
Other income (expense)	(0.4)

(504.1)

Loss before income taxes, minority interest, equity earnings in affiliates and discontinued operations	(464.0)
Income taxes	(217.5)
Minority interest	(29.1)
Equity earnings in affiliates	18.8

Loss from continuing operations	$(256.8)

Note 3: Restructuring and Impairments

Restructuring charges and reversal of restructuring accruals

During the first quarter 2007, the Company recorded restructuring charges comprised of severance totaling $2.0 million, net of accrual reversals. The charges resulted from efforts to improve the overall efficiency and effectiveness of the sales and sales support teams within the Merchant Services segment. Severance charges resulted from the termination of approximately 230 sales related employees comprising approximately 10% of the segment’s regional sales, cross-sale and sales support organizations. This restructuring plan was completed in the first quarter of 2007.

The following table summarizes the Company’s utilization of restructuring accruals from continuing operations, excluding merger related restructuring charges described in Note 2, for the period from January 1, 2008 through March 31, 2008 (in millions):

	Employee Severance	Facility Closure
Remaining accrual at January 1, 2008	$6.5	$0.1
Expense provision	—	—
Cash payments and other	(1.7)	(0.1)
Changes in estimates (a)	(0.8)	—

Remaining accrual at March 31, 2008	$4.0	$—

(a)	Recorded through purchase accounting for the merger.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Impairments

During the first quarter 2007, the Company recorded a charge of $16.3 million related to the impairment of goodwill and intangible assets associated with the wind-down of the Company’s official check and money order business.

Note 4: Acquisitions

In January 2008, the Company entered into a joint venture with Allied Irish Banks p.l.c. (“AIB”), of which the Company owns 50.1%. The joint venture provides card acquiring services in the Republic of Ireland, the United Kingdom and elsewhere in Europe. The cash paid to acquire AIB was approximately $176 million. The preliminary purchase price allocation resulted in identifiable intangible assets of $70 million, which are being amortized over 10 years, a tradename of $40 million that is being amortized over 15 years and goodwill of $71 million. The joint venture with AIB is consolidated and reported as part of the International segment.

In February 2008, the Company acquired the remaining interest in Unified Network Payment Solutions (“UNPS”) located in Canada. UNPS is consolidated and reported as part of the International segment.

The aggregate cash paid during the three months ended March 31, 2008 for the acquisitions was approximately $193 million. The aggregate preliminary purchase price allocation for these acquisitions resulted in $70 million in identifiable intangible assets, which are being amortized over 10 years, tradenames of $41 million that are being amortized over 10 to 15 years and goodwill of $71 million.

The pro forma impact of all 2008 acquisitions on net income was not material.

On April 28, 2008, the Company announced that it had reached an agreement to acquire InComm Holdings Inc. (“InComm”). The transaction is subject to customary closing conditions and regulatory approvals. InComm is a distributor of gift cards, prepaid wireless products, reloadable debit cards, digital music downloads, content, games, software and bill payment solutions. InComm also provides stored valued product marketing and technology solutions to international markets in Europe and Canada. The Company will acquire InComm for approximately $980 million, plus contingent future payments of up to $250 million over a three-year performance period. The acquisition is expected to close in the second half of 2008. InComm will be reported as part of the Prepaid Services segment.

Note 5: Investments in Affiliates

Operating results include the Company’s proportionate share of income from affiliates, which consist of unconsolidated investments and joint ventures accounted for under the equity method of accounting. The most significant of these affiliates are related to the Company’s merchant bank alliance program.

A merchant bank alliance, as it pertains to investments accounted for under the equity method, is a joint venture between FDC and a financial institution that combines the processing capabilities and management expertise of the Company with the visibility and distribution channel of the bank. The joint ventures acquire credit and debit card transactions from merchants. The Company provides processing and other services to the joint ventures and charges fees to the joint venture primarily based on contractual pricing. These fees have been separately identified on the face of the Consolidated Statements of Operations.

        At March 31, 2008, there were eight affiliates accounted for under the equity method of accounting, comprised of five merchant alliances and three strategic investments in companies in related markets. The majority of equity earnings relate to the Chase Paymentech alliance, the Company’s largest merchant alliance. Chase Paymentech, is 51% owned by J.P. Morgan Chase Bank, N.A., and 49% owned by FDC. The current term of the existing alliance agreement expires in 2010; however, JPMorgan had the right to terminate the alliance due to the change of control upon the closing of the merger. The Company has extended the time period to exercise this right to allow for further discussions regarding the alliance; however, the Company expects the alliance to end prior to its existing expiration date in 2010. The Company believes the new expiration date will most likely be sometime in 2009. Under the alliance agreement, FDC has the right to receive 49% of the alliance’s merchant contracts by value and be allocated 49% of the alliance’s sales force. The Company has historically accounted for its minority interest in Chase Paymentech under the equity method of accounting. Upon expiration, the portion of the alliance’s business retained by the Company would instead be reflected on a consolidated basis throughout the financial statements. Additionally, expiration in 2009 will cause the Company to incur an obligation associated with taxes. Based on preliminary estimates and assumptions this obligation could be in excess of $200 million. A significant portion of this obligation may be recovered through amortization of increased tax basis generated by this event.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

A summary of unaudited financial information for the merchant alliances and other affiliates accounted for under the equity method of accounting is as follows (in millions):

	Successor
(in millions)	March 31, 2008	December 31, 2007
Total assets	$8,093.7	$7,443.7
Total liabilities	$6,849.2	$6,186.8

	Successor	Predecessor
(in millions)	Three months ended March 31, 2008	Three months ended March 31, 2007
Net operating revenues	$413.0	$375.4
Operating expenses	241.3	214.5

Operating income	$171.7	$160.9

Net income	$164.4	$152.7
FDC equity earnings	$32.1	$68.3

The primary components of assets and liabilities are settlement-related accounts as described in Note 6 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The formation of a merchant joint venture alliance accounted for under the equity method of accounting generally involves the Company and/or a financial institution contributing merchant contracts to the alliance and a cash payment from one owner to the other to achieve the desired ownership percentages. The asset amounts reflected above are owned by the alliances and other equity method investees and do not include any of such payments made by the Company. As discussed in Note 2, a portion of the preliminary purchase price related to the merger was allocated to the Company’s investments in unconsolidated joint ventures. The amount by which the total of the Company’s investments in its joint ventures exceeded its proportionate share of the joint ventures’ net assets totaled $3,193.4 million and $3,190.8 million at March 31, 2008 and December 31, 2007, respectively. The non-goodwill portion of this amount is considered an identifiable intangible asset that is amortized accordingly.

Note 6: Borrowings

The Company has a $2.0 billion senior secured revolving credit facility. The amounts outstanding against this facility were $90.0 million and $60.0 million as of March 31, 2008 and December 31, 2007, respectively.

The terms of the Company’s senior secured term loan facility require the Company to pay equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount. During the three months ended March 31, 2008, the Company paid $31.9 million of principal payments on the senior secured term loan facility in accordance with this provision ($29.4 million related to the U.S. dollar denominated loan and $2.5 million related to the euro denominated loan).

The terms of the Company’s senior unsecured PIK (Payment In-Kind) term loan require that interest on this loan up to and including September 30, 2011 be paid entirely by increasing the principal amount of the outstanding loan or by issuing senior unsecured PIK debt. During the three months ended March 31, 2008, the Company increased the principal amount of this loan by $67.6 million in accordance with this provision.

The Company has lines of credit associated with First Data Deutschland which totaled approximately 160 million euro, or approximately $254 million, as of March 31, 2008. The Company had $122.2 million outstanding against these lines of credit as of March 31, 2008 and the full amount outstanding against these lines of credit as of December 31, 2007.

The Company has lines of credit associated with Cashcard Australia, Ltd. which are periodically used to fund ATM settlement activity. As of March 31, 2008, the lines of credit totaled approximately 162 million Australian dollars, or

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

approximately $149 million. The Company had $62.0 million and $54.6 million outstanding against these lines of credit as of March 31, 2008 and December 31, 2007, respectively.

The Company also has committed lines of credit associated with the AIB joint venture which totaled 145 million euro, or approximately $230 million, as of March 31, 2008. The credit lines are used primarily to fund settlement activity. The Company had $75.0 million outstanding against these lines of credit as of March 31, 2008.

The Company has two credit facilities associated with First Data Polska which are periodically used to fund settlement activity. The maximum amount available under these facilities, which varies for peak needs during the year, totals 245 million Polish zloty, or approximately $110 million. The Company had an immaterial amount outstanding against these lines of credit as of March 31, 2008 and December 31, 2007.

The Company is in compliance with all applicable covenants as of March 31, 2008.

Note 7: Comprehensive Income

The components of comprehensive income (loss) are as follows (in millions):

	Successor	Predecessor
	Three months ended March 31, 2008	Three months ended March 31, 2007
Net (loss) income	$(221.7)	$175.2
Foreign currency translation adjustment	231.8	28.0
Unrealized (loss) gain on hedging activities	(169.0)	0.9
Unrealized loss on securities	(0.7)	(13.9)

Total comprehensive (loss) income	$(159.6)	$190.2

Net gains and losses on securities realized during the three months ended March 31, 2008 and 2007 were immaterial.

Note 8: Segment Information

For a detailed discussion of the Company’s principles regarding its operating segments refer to Note 17 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

As discussed in Note 1, the Company started operating under a new segment structure effective January 1, 2008. In connection with this segment realignment, the Company additionally excluded interest income and indirect corporate overhead from segment results. Segment results for the three months ended March 31, 2007 have been adjusted to reflect the new structure. A summary of the new segments follows:

•

The Merchant Services segment is comprised of businesses that provide services which facilitate the merchants’ ability to accept credit, debit, stored-value and loyalty cards. The segment’s processing services include authorization, transaction capture, settlement, chargeback handling, and internet-based transaction processing. Merchant Services also provide POS devices and other equipment necessary to capture merchant transactions. A majority of these services are offered to the merchants through joint ventures or other alliance arrangements primarily with financial institutions and pertain to transactions in which consumer payments to merchants are made through a card association (such as Visa or MasterCard), a debit network, or another payment network (such as Discover).

•

The Financial Services segment provides issuer card and network solutions and payment management solutions for point of sale and recurring bill payments. Issuer card and network solutions include credit and retail card processing, debit card processing and network services (including the STAR Network), and output services for financial institutions and other organizations offering credit cards, debit cards and retail private label cards to consumers and businesses to manage customer accounts. Payment management solutions include check verification, settlement and guarantee services (provided by TeleCheck) and other payment options that support merchants and online retailers, businesses, and government agencies. The segment’s largest components of revenue consist of fees for account management, transaction authorization and posting, network switching, check acceptance and warranty, as well as reimbursable postage.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

•

The International segment is comprised of businesses that provide the following services outside of the United States: credit, retail, debit and prepaid card processing; merchant acquiring and processing; ATM and point-of-sale (“POS”) processing, driving, acquiring and switching services; and card processing software. The largest components of the segment’s revenue are fees for facilitating the merchants’ ability to accept credit, retail and debit cards by authorizing, capturing, and settling merchants’ credit, retail, debit, stored-value and loyalty card transactions as well as for transaction authorization and posting, network switching and account management.

•

The Prepaid Services segment consists of businesses that provide a wide range of open and closed loop stored-value products and processing services. The closed loop operations comprise the largest component of the segment’s revenue, providing gift card processing services to large national merchants as well as fleet services to trucking companies. The open loop products are the fastest growing component of the segment driven primarily by employers’ adoption of the Money Network payroll product.

•

The IPS segment’s operations involve the issuance of official checks and money orders by agents which are typically banks or other financial institutions. Official checks serve as an alternative to a bank’s own disbursement items such as cashiers or bank checks. Revenue is principally earned on invested funds which are pending settlement. Although the segments have changed, a detailed discussion regarding the businesses that comprise the Company’s segments, the strategies of the Company and the businesses within the segment, business trends affecting the Company and certain risks inherent in the Company’s business is included in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The following table presents the Company’s operating segment results for three months ended March 31, 2008 and 2007, respectively:

Successor
Three months ended March 31, 2008 (in millions)	Merchant Services	Financial Services	International	Prepaid Services	Integrated Payment Systems	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$476.9	$496.7	$350.0	$46.0	$3.6	$19.5	$1,392.7
Investment income, net	7.9	0.7	6.1	—	41.3	—	56.0
Product sales and other	78.2	25.1	71.8	—	0.1	39.1	214.3
Reimbursable debit network fees, postage and other	290.9	183.0	9.3	—	—	—	483.2
Equity earnings in affiliates (a)	71.9	—	7.4	—	—	1.0	80.3

Total segment reporting revenues	$925.8	$705.5	$444.6	$46.0	$45.0	$59.6	$2,226.5

Internal revenue	$10.9	$6.9	$1.9	$—	$—	$—	$19.7
External revenue	914.9	698.6	442.7	46.0	45.0	59.6	2,206.8
Depreciation and amortization	194.5	99.1	61.6	7.9	0.1	5.2	368.4
Operating profit (loss)	72.9	102.5	21.3	2.7	34.0	(33.7)	199.7
Investment gains, derivative financial instruments gains and (losses) and non-operating foreign currency gains and (losses)	12.5	—	9.0	—	—	(64.7)	(43.2)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Predecessor
Three months ended March 31, 2007 (in millions)	Merchant Services	Financial Services	International	Prepaid Services	Integrated Payment Systems	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$447.6	$482.9	$281.9	$46.1	$4.7	$23.7	$1,286.9
Investment income, net	12.1	1.7	2.8	—	13.9	—	30.5
Product sales and other	87.1	33.4	59.3	—	0.2	10.8	190.8
Reimbursable debit network fees, postage and other	230.1	177.4	8.8	—	—	—	416.3
Equity earnings in affiliates (a)	68.1	—	7.9	—	—	1.0	77.0

Total segment reporting revenues	$845.0	$695.4	$360.7	$46.1	$18.8	$35.5	$2,001.5

Internal revenue and pretax equivalency	$11.4	$9.8	$1.0	$—	$60.4	$5.6	$88.2
External revenue	833.6	685.6	359.7	46.1	(41.6)	29.9	1,913.3
Depreciation and amortization	55.2	64.2	50.0	1.9	1.5	8.0	180.8
Operating profit (loss)	195.1	144.9	34.2	9.1	3.0	(72.6)	313.7
Restructuring, impairments, investment gains and (losses) and debt repayment costs	(2.6)	0.1	0.4	—	(17.4)	1.2	(18.3)

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows (in millions):

	Successor	Predecessor
	Three months ended March 31,	Three months ended March 31,
(in millions)	2008	2007
Revenues:
Total reported segments	$2,166.9	$1,966.0
All other and corporate	59.6	35.5

Subtotal	2,226.5	2,001.5

Equity earnings in affiliates (a)	(80.3)	(77.0)
Eliminations (b)	(19.7)	(88.2)

Consolidated	$2,126.5	$1,836.3

(Loss) income before income taxes, minority interest, equity earnings in affiliates and discontinued operations:
Total reported segments	$233.4	$386.3
All other and corporate	(33.7)	(72.6)

Subtotal	199.7	313.7

Interest income	9.0	8.0
Interest expense	(517.7)	(34.5)
Minority interest from segment operations (c)	29.0	29.0
Equity earnings in affiliates	(32.1)	(68.3)
Restructuring, net	—	(2.0)
Impairments	—	(16.3)
Other income (expense)	(43.2)	1.0
Eliminations (b)	—	(60.7)

Consolidated	$(355.3)	$169.9

(a)	Excludes equity losses that were recorded in expense and the amortization related to the excess of the investment balance over the Company’s proportionate share of the investee’s net book value.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(b)

Represents elimination of an adjustment to record Integrated Payment Systems segment investment income and its related operating profit on a pretax equivalent basis in 2007 (no adjustment necessary in 2008 as the associated investment portfolio was repositioned to taxable investments) and elimination of intersegment revenue.

(c)	Excludes minority interest attributable to items excluded from segment operations.

Segment assets are as follows (in millions):

	Successor
	March 31, 2008	December 31, 2007
Assets:
Merchant Services	$21,600.7	$21,370.3
Financial Services	8,163.2	8,297.3
International	7,531.5	6,841.1
Prepaid Services	1,519.7	1,518.5
Integrated Payment Systems	10,117.3	13,138.2
All Other and Corporate	1,338.7	1,343.9

Consolidated	$50,271.1	$52,509.3

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

On October 15, 2003, the plaintiffs In Re: Concord EFS, Inc. Shareholders Litigation moved for leave to file a third amended consolidated complaint similar to the previous complaints but also alleging that the proxy statement disclosures relating to the antitrust regulatory approval process were inadequate. A motion to dismiss was filed on June 22, 2004 alleging that the claims should be denied and are moot since the Concord Merger has occurred. On October 18, 2004, the Court heard arguments on the plaintiff’s motion to amend complaint and defendant’s motion to dismiss. On September 12, 2006, the Court granted the plaintiff’s motion to file a third amended complaint. In early November 2006, Concord filed a motion to dismiss the third amended complaint. On June 28, 2007, a hearing was held on Concord’s motion to dismiss the third amended complaint. On May 2, 2008, the Court issued an order granting Concord’s motion. The Company intends to vigorously defend the action and an estimate of possible losses, if any, cannot be made at this time.

On July 2, 2004, Pamela Brennan, Terry Crayton, and Darla Martinez filed a class action complaint on behalf of themselves and all others similarly situated in the United States District Court for the Northern District of California against

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

In Brennan, on May 4, 2005, the Court ruled on Defendants’ Motion to Dismiss and Motion for Judgment on the Pleadings. The Court did not dismiss the complaint, except for a technical dismissal of the claims against First Data Corporation, Bank One Corporation and JPMorgan Chase. On May 25, 2005, the plaintiffs filed an amended complaint which clarified the basis for alleging that the holding companies, First Data Corporation, Bank One Corporation and JPMorgan Chase, were liable. On July 21, 2005, Concord filed a motion for summary judgment seeking to foreclose claims arising after February 1, 2001—the date that Concord acquired the STAR Network. On August 22, 2005, the Court also consolidated all of the ATM interchange cases pending against the defendants in Brennan which will now be referred to collectively as the “ATM Fee Antitrust Litigation.” On September 14, 2006, a hearing on Concord’s Motion for Summary Judgment was held. On November 30, 2006, the Court issued an order that terminated the pending motion and requested further discovery on the limited issue of procompetitive justifications for the fixed ATM interchange by March 1, 2007. A hearing was held on the plaintiff’s motion to compel on May 23, 2007, at which time the Court directed the defendants to file a motion for summary judgment. On June 25, 2007, the Court entered an order on the motion to compel. On August 3, 2007, the Company filed a motion for summary judgment seeking to dismiss plaintiffs’ per se claims, arguing that there are procompetitive justifications for the ATM interchange. On March 24, 2008, the Court entered an order granting the defendants’ motions for partial summary judgment, finding that the claims raised in this case would need to be addressed under a “Rule of Reason” analysis. On April 18, 2008, the Court entered an order certifying for appeal the March 24, 2008 order. Plaintiffs filed their petition for permission of the Ninth Circuit on May 2, 2008. The Company intends to vigorously defend the action and an estimate of possible losses, if any, cannot be made at this time.

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

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

Note 10: Employee Benefit Plans

The following table provides the components of net periodic benefit expense from continuing operations for the Company’s defined benefit pension plans:

	Successor	Predecessor
(in millions)	Three months ended March 31, 2008	Three months ended March 31, 2007
Service costs	$2.8	$2.7
Interest costs	10.8	9.0
Expected return on plan assets	(11.2)	(9.3)
Amortization	—	2.1

Net periodic benefit expense from continuing operations	$2.4	$4.5

The Company estimates pension plan contributions for 2008 to be approximately $40 million. During the three months ended March 31, 2008, $7.1 million was contributed to the United Kingdom plan. No contributions are expected to the U.S. plan during 2008.

Note 11: Stock-Based Compensation

Successor Equity Plans

On October 26, 2007, First Data Holdings, Inc. (“Holdings”) established a stock incentive plan for certain management employees of FDC and its affiliates (“stock plan”). This stock plan is at the Holdings level which owns 100% of FDC’s equity interests. The stock plan provided the opportunity for certain management employees to purchase shares in Holdings and then receive a number of options or restricted stock based on a multiple of their investment in such shares. The employees that chose to invest entered into a management stockholders’ agreement. Principal terms of the management stockholders’ agreement included restrictions on transfers, lock ups, right of first refusal, registration rights, and a confidentiality, non-solicitation and non-compete covenant. The expense associated with this plan is recorded by FDC. The number of shares authorized under the stock plan is 119.5 million, 83 million of which are authorized for options.

Each employee who invested has the right to require Holdings to repurchase the shares and options upon the employee’s termination due to death or disability. The put rights expire one year after the termination event or upon a change in control. The repurchase price for the shares is their fair market value at the time of repurchase. The repurchase price for the options is their intrinsic value at the time of repurchase.

Additionally, Holdings has the right to repurchase stock and options upon termination of employment for any reason. These call rights expire on the earliest of 180 days after the termination event, a change in control, or September 24, 2012. Depending on the cause of termination, Holdings will have the right to repurchase shares at either the fair market value at the time of repurchase or the lesser of fair market value or the original price paid by the employee to purchase the shares. Holdings may repurchase vested options at their intrinsic value at the time of repurchase.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Total stock-based compensation expense recognized in the Consolidated Statements of Operations resulting from stock options, non-vested restricted stock awards and non-vested restricted stock units was $4.4 million pretax for the three months ended March 31, 2008. Stock-based compensation expense is recognized in the “Selling, general and administrative” line item of the Consolidated Statements of Operations.

Stock Options

In January 2008, time options and performance options were granted under the new stock plan. Generally, time options and performance options were granted equally based on a multiple of the employee’s investment in shares of Holdings and have a contractual term of 10 years. Time options will vest equally over a five-year period and performance options will vest based upon Company EBITDA targets for the years 2008 through 2012. These EBITDA targets have both annual and cumulative components. The options also have certain accelerated vesting provisions upon a change in control, an initial public offering, and certain termination events.

The fair value of FDC stock options granted for the three months ended March 31, 2008 were estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

Three months ended March 31, 2008
Risk-free interest rate (weighted-average)	3.35%
Dividend yield	—
Volatility (weighted-average)	51.96%
Expected term (in years)	7
Fair value of stock	$5

Risk-free interest rate—The risk-free rate for stock options granted during the period was determined by using a zero-coupon U.S. Treasury rate for the period that coincided with the expected terms listed above.

Expected dividend yield—No dividends are currently being paid, or expected to be paid in future periods.

Expected volatility—As the Company is a non-publicly traded company, the expected volatility is based on the historical volatilities of a group of guideline companies.

Expected term—The Company estimated the expected term by considering the historical exercise and termination behavior of employees that participated in the predecessor equity plans, the vesting conditions of options granted under the stock plan, as well as the impact of limited liquidity for common stock of a non-publicly traded company.

A summary of FDC stock option activity for the three months ended March 31, 2008 is as follows (options in millions):

2008 Options
Outstanding at January 1	—
Granted	57.2
Cancelled / Forfeited	(0.8)

Outstanding at March 31	56.4

Restricted Stock Awards and Restricted Stock Units

In January 2008, restricted stock awards and units were granted under the new stock plan. Grants were made as incentive awards. All restricted stock units will vest on September 24, 2012. The restricted stock awards and units also have certain accelerated vesting provisions upon a change in control, an initial public offering, and certain termination events.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

A summary of FDC restricted stock award and restricted stock unit activity for the three months ended March 31, 2008 is as follows (awards/units in millions):

2008 Awards/Units
Non-vested at January 1	—
Granted	2.0
Cancelled / Forfeited	(0.1)

Non-vested at March 31	1.9

Predecessor Equity Plans

For a detailed description of the Company’s stock compensation plans prior to the merger with an affiliate of KKR, refer to Note 15 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Vesting of pre-merger FDC stock options, restricted stock awards and restricted stock units was accelerated upon closing of the merger and holders of the awards received cash payments discussed more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Total stock-based compensation expense recognized in the Consolidated Statements of Operations resulting from stock options, non-vested restricted stock awards, non-vested restricted stock units as well as the employee stock purchase plan (“ESPP”) was $27.8 million for the three months ended March 31, 2007. Stock-based compensation expense in 2007 was recognized in the “Cost of services” and “Selling, general and administrative” line items of the Consolidated Statements of Operations.

Stock Options and Employee Stock Purchase Plan Rights

The fair value of FDC stock options granted and ESPP rights for the three months ended March 31, 2007 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended March 31, 2007
	Stock Options	ESPP
Risk-free interest rate	4.65%	4.63%
Dividend yield	0.49%	0.49%
Volatility	23.42%	23.91%
Expected term (in years)	5	0.25
Fair value	$7	$5

Note 12: Fair Value Measurement

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. Although this statement does not require any new fair value measurements, in certain cases its application has changed previous practice in determining fair value. SFAS 157 became effective for the Company beginning January 1, 2008 as it relates to fair value measurements of financial assets and liabilities and non-financial assets and liabilities that are recognized at fair value in its financial statements on a recurring basis (at least annually). It will be effective beginning January 1, 2009 for certain other non-financial assets and non-financial liabilities.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It establishes a hierarchy for fair value measurements based upon the inputs to the valuation and the degree to which they are observable or not observable in the market. The three levels in the hierarchy are as follows:

•	Level 1 – Inputs to the valuation based upon quoted prices (unadjusted) for identical assets or liabilities in active markets that are accessible as of the measurement date.

•

Level 2 – Inputs to the valuation include quoted prices in either markets that are not active, or in active markets for similar assets or liabilities, inputs other than quoted prices that are observable, and inputs that are derived principally from or corroborated by observable market data.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

•	Level 3 – Inputs to the valuation that are unobservable inputs for the asset or liability.

SFAS 157 assigns the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs.

In connection with the adoption of SFAS 157, the Company adjusted, prospectively, its method of measuring the fair value of certain financial instruments and, as a result, recorded a reduction in its derivative liabilities of $13.2 million and an increase in investment securities of $1.0 million as of the date of adoption. The derivatives were adjusted to reflect the Company’s own non-performance risk. Substantially all of the $13.2 million related to derivatives that have been designated as cash flow hedges for accounting purposes and was recorded as a reduction of the unrealized losses in “Other comprehensive income” (“OCI”). The increase in investment securities was also recorded in OCI.

Financial instruments carried at fair value as of March 31, 2008 and measured at fair value on a recurring basis are classified in the table below according to the hierarchy described above:

	Fair Value Measurement Using
March 31, 2008 (in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Total
Settlement Assets:
Auction rate securities	$—	$558.0	$558.0
Other available–for-sale securities	7.0	7,717.8	7,724.8

Total assets at fair value	$7.0	$8,275.8	$8,282.8

Other Liabilities:
Interest rate swaps	$—	$465.8	$465.8
Foreign currency derivatives	—	26.6	26.6

Total liabilities at fair value	$—	$492.4	$492.4

None of the Company’s fair value measurements as of March 31, 2008 were based, to a significant degree, on Level 3 inputs.

Settlement Assets

As of March 31, 2008, $8.3 billion of the Company’s $16.0 billion of Settlement assets were comprised of financial instruments that were carried at fair value. These investments included auction rate securities (“ARS”) and other available-for-sale securities discussed in more detail below.

Auction rate securities

The Company held $558 million of ARS which are long-term debt instruments with variable interest rates that periodically reset through a Dutch auction process but do not include a put-back option. Beginning in mid-February 2008, due largely to uncertainty in the global credit and capital markets, investment banks and broker dealers became less willing to support ARS auctions. As a result, multiple auctions failed, including the auctions for the ARS held by the Company, although certain ARS were successfully auctioned by the Company during that time. A failed auction does not represent a default by the issuer of the underlying security. As of March 31, 2008, the auction rate securities held by the Company were all AAA rated, except for one AA rated, were all collateralized by securitized student loans substantially guaranteed by the United States government and continued to pay interest in accordance with the terms of their respective security agreements.

The Company will not be able to access liquidity for these investments until the auction market successfully resumes, a secondary market is established for long-term investors, or issuers redeem the securities. The Company has the ability and intent to hold these securities due to the extended time period over which the wind-down of the official check and money order business, discussed in Note 1, will take place. Therefore, the lack of immediate liquidity is not viewed as significant due to the above noted intent and ability to hold the securities. As of March 31, 2008, the fair values of the ARS were provided by an independent third party pricing service and were based on observable market inputs. To corroborate this pricing, the Company considered various other factors, including the strong credit quality of the ARS, the rates of interest received since the auction failures, the yields of securities similar to the underlying ARS and ARS market conditions. At March 31, 2008, the market values of the auction rate securities approximated their par values. Subsequent to March 31, 2008, the market became even less liquid which may factor into the Company’s consideration of the investments’ value in future periods if such market conditions continue.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Other available-for-sale securities

The Company held preferred shares issued by the Federal Home Loan Mortgage Corporation (“Freddie Mac”) that are valued using quoted stock prices from the New York Stock Exchange and classified as Level 1 above.

The Company held certain investments in primarily short-term debt securities, including commercial paper (both discounted and interest bearing), money market funds, certificates of deposit (both domestic and Yankee), variable rate demand notes with a put back option and one fixed rate corporate bond. Prices for these securities are not quoted on active exchanges but are priced through an independent third party pricing service based on quotations from market-makers in the specific instruments or, where appropriate, other market inputs including interest rates, benchmark yields, reported trades, issuer spreads, two sided markets, benchmark securities, bids, offers, and reference data. In certain instances, amortized cost is considered an appropriate approximation of market value. These securities are classified as Level 2 above.

Other Assets

The Company maintains certain other investments (not included in the table above) that are classified as available-for-sale, carried at fair value and included in the “Other assets” line item in the Consolidated Balance Sheets. These totaled less than $1.0 million and include primarily equity securities which are valued based on Level 2 inputs.

Derivatives

As discussed in Note 8 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the Company uses derivative instruments to mitigate certain risks. The Company’s derivatives are not exchange listed and are therefore valued using Bloomberg analytics models that are based on readily observable market inputs. These models reflect the contractual terms of the derivatives, such as notional value and expiration date, as well as market-based observables including interest and foreign currency exchange rates, yield curves and the credit quality of the counterparties. As discussed above, effective January 1, 2008, the models also incorporate the Company’s creditworthiness in order to appropriately reflect non-performance risk.

Inputs to the derivative pricing models are generally observable and do not contain a high level of subjectivity. The degree to which the Company’s credit worthiness impacts the value does require some management judgment but as of March 31, 2008, the impact of this assessment on the overall value of the Company’s derivatives was not significant and the Company’s derivatives are classified within Level 2 of the hierarchy.

Note 13: Income Taxes

As of March 31, 2008, the Company anticipates that it is reasonably possible that its liability for unrecognized state tax benefits may significantly decrease within the next twelve months related to the expiration of the statute of limitations and negotiation of settlement agreements in certain states. Based on the potential expiration of certain state statutes of limitations and ongoing negotiations with various state tax authorities, the Company’s unrecognized tax benefits could decrease by approximately $14 million, all of which would be recognized as a decrease to goodwill.

Note 14: Related Party Transactions

The Company has engaged in a transaction associated with Plane Fish, LLC, of which Mr. Labry, an executive officer of the Company, is the sole member. Plane Fish, LLC owned an aircraft which it leased to a charter company. The charter company made the aircraft available to its customers, including the Company, which used the aircraft solely in connection with business-related travel by Mr. Labry and other Company employees. On March 17, 2008, a third party leasing company acquired the aircraft from Plane Fish, LLC for $8.5 million and the Company now leases the plane from the third party leasing company through a capital lease. The Company negotiated the $8.5 million purchase price with Plane Fish, LLC and arranged for the third party leasing company to purchase the aircraft with the Company’s commitment to lease the aircraft.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

First Data Corporation (“FDC” or “the Company”), with headquarters in Greenwood Village, Colorado, operates electronic commerce businesses providing services that include merchant transaction processing and acquiring services; credit, retail and debit card issuing and processing services; prepaid card services, official check issuance; and check verification, settlement and guarantee.

On September 24, 2007, the Company merged with an affiliate of Kohlberg Kravis Roberts & Co (“KKR”). See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for details related to the merger.

The Company applied purchase accounting to the opening balance sheet and results of operations effective immediately subsequent to the merger date which remains in its preliminary stages. The value assigned at March 31, 2008 to intangible assets is based on preliminary valuation data and is expected to change upon finalization of the valuation. The valuation of fixed assets is in process, with the values assigned at March 31, 2008 being based on historical value which represents the Company’s current best estimate. The Company is also in the process of working through other potential purchase accounting adjustments that mostly relate to pre-acquisition contingencies and implementation of management’s restructuring plans.

Presentation

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is presented for the successor period for the three months ended March 31, 2008 and the predecessor period for the three months ended March 31, 2007. Predecessor and successor primarily relate to the period preceding the merger and the period succeeding the merger, respectively.

Segment Realignment

A new Chief Executive Officer, the Company’s chief operating decision maker, was appointed as a result of the September 24, 2007 merger with an affiliate of KKR. In connection with this change in leadership, changes were made to the Company’s senior management and organization of the business. Effective January 1, 2008, the Company’s new Chief Executive Officer began making strategic and operating decisions with regards to assessing performance and allocating resources based on a new segment structure. FDC now operates in five business segments: Merchant Services, Financial Services, International, Prepaid Services and Integrated Payment Systems (“IPS”). A summary of the new segments follows:

•

The Merchant Services segment is comprised of businesses that provide services which facilitate the merchants’ ability to accept credit, debit, stored-value and loyalty cards. The segment’s processing services include authorization, transaction capture, settlement, chargeback handling, and internet-based transaction processing. Merchant Services also provide POS devices and other equipment necessary to capture merchant transactions. A majority of these services are offered to the merchants through joint ventures or other alliance arrangements primarily with financial institutions and pertain to transactions in which consumer payments to merchants are made through a card association (such as Visa or MasterCard), a debit network, or another payment network (such as Discover).

•

The Financial Services segment provides issuer card and network solutions and payment management solutions for point of sale and recurring bill payments. Issuer card and network solutions include credit and retail card processing, debit card processing and network services (including the STAR Network), and output services for financial institutions and other organizations offering credit cards, debit cards and retail private label cards to consumers and businesses to manage customer accounts. Payment management solutions include check verification, settlement and guarantee services (provided by TeleCheck) and other payment options that support merchants and online retailers, businesses, and government agencies. The segment’s largest components of revenue consist of fees for account management, transaction authorization and posting, network switching, check acceptance and warranty, as well as reimbursable postage.

•

The International segment is comprised of businesses that provide the following services outside of the United States: credit, retail, debit and prepaid card processing; merchant acquiring and processing; ATM and point-of-sale (“POS”) processing, driving, acquiring and switching services; and card processing software. The largest components of the segment’s revenue are fees for facilitating the merchants’ ability to accept credit, retail and debit cards by authorizing, capturing, and settling merchants’ credit, retail, debit, stored-value and loyalty card transactions as well as for transaction authorization and posting, network switching and account management.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

•

The Prepaid Services segment consists of businesses that provide a wide range of open and closed loop stored-value products and processing services. The closed loop operations comprise the largest component of the segment’s revenue, providing gift card processing services to large national merchants as well as fleet services to trucking companies. The open loop products are the fastest growing component of the segment driven primarily by employers’ adoption of the Money Network payroll product.

•

The IPS segment’s operations involve the issuance of official checks and money orders by agents which are typically banks or other financial institutions. Official checks serve as an alternative to a bank’s own disbursement items such as cashiers or bank checks. Revenue is principally earned on invested funds which are pending settlement. Although the segments have changed, a detailed discussion regarding the businesses that comprise the Company’s segments, the strategies of the Company and the businesses within the segment, business trends affecting the Company and certain risks inherent in the Company’s business is included in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

2008 Financial Summary

Significant financial and other measures for the three months ended March 31, 2008 included:

•

Total revenues increased 16% from the three months ended March 31, 2007, with Merchant Services segment revenue growing 10%, Financial Services segment revenue growing 1% and International segment revenue growing 23%.

•

During the three months ended March 31, 2008 compared to the same period in 2007, domestic merchant transactions increased 12% to 6.5 billion; domestic debit issuer transactions increased 4% to 2.8 billion; and international transactions increased 13% to 1.4 billion, respectively.

•

Operating profit for the three months ended March 31, 2008 increased 1 percentage point over the same period in the prior year but was negatively impacted by increased depreciation and amortization principally as the result of merger related purchase accounting and benefited from increased net investment income among other items.

•

A net loss of $221.7 million was generated for the three months ended March 31, 2008 compared to net income of $175.2 million for the three months ended March 31, 2007 most significantly impacted by an increase in interest expense in 2008 of $303.0 million, net of tax, primarily driven by debt issued in connection with the merger and by an increase in deprecation and amortization of $117.6 million, net of tax, in 2008 primarily as a result of merger related purchase accounting and benefited from increased net investment income among other items.

2008 Acquisitions

•

In January 2008, the Company entered into a joint venture with Allied Irish Banks p.l.c. (“AIB”), of which the Company owns 50.1%. The joint venture provides card acquiring services in the Republic of Ireland, the United Kingdom and elsewhere in Europe. The joint venture with AIB is consolidated and reported in the International segment.

•

In April 2008, the Company signed an agreement to acquire InComm Holdings Inc. (“InComm”), a distributor of stored value gift and prepaid products. The acquisition is expected to close in the second half of 2008. InComm will be reported as part of the Prepaid Services segment.

Results of Operations

Consolidated results should be read in conjunction with segment results, which provide more detailed discussions concerning certain components of the Consolidated Statements of Operations. All significant intercompany accounts and transactions have been eliminated.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Consolidated Results

	Successor		Predecessor
	Three months ended March 31,		Three months ended March 31,		Change
(in millions)	2008	% of Total Revenue	2007	% of Total Revenue	Amount	%
Revenues:
Transaction and processing service fees	$1,379.7	64%	$1,267.7	70%	$112.0	9%
Investment income, net	56.0	3%	(30.3)	(2)%	86.3	NM
Product sales and other	212.0	10%	188.0	10%	24.0	13%
Reimbursable debit network fees, postage and other	478.8	23%	410.9	22%	67.9	17%

	$2,126.5	100%	$1,836.3	100%	$290.2	16%

Expenses:
Cost of services (exclusive of items shown below)	$756.8	36%	$691.4	37%	$65.4	9%
Cost of products sold	70.9	3%	66.7	4%	4.2	6%
Selling, general and administrative	304.3	14%	294.8	16%	9.5	3%
Reimbursable debit network fees, postage and other	478.8	23%	410.9	22%	67.9	17%
Depreciation and amortization	319.1	15%	158.8	9%	160.3	101%
Other operating expenses, net	—	0%	18.3	1%	(18.3)	NM

	$1,929.9	91%	$1,640.9	89%	$289.0	18%

NM - Not Meaningful

Operating revenues overview

Transaction and processing service fees – Revenue increased due to the growth of existing clients, increased transaction volumes, acquisitions and the benefit of foreign currency exchange rate movements. This increase was partially offset by price compression and lost business.

Investment income, net – The increase in investment income is mostly due to reduced commissions that are netted against earnings on the official check and money order business investment portfolio in the IPS segment. The reduced commissions were caused by favorable changes in interest rates and modifications to the terms of contracts made in conjunction with the wind-down of the official check and money order business. Investment income also increased as a result of repositioning the IPS portfolio to taxable investments; however, this increase was more than offset by decreases resulting from lower market interest rates and a decrease in the portfolio balances caused by the wind-down of the official check and money order business. The Company expects that investment income will decline in future quarters as the official check and money order business continues to wind-down.

Product sales and other – Increased for the three months ended March 31, 2008 due to an increase in royalty income of approximately $28 million and the impact of acquisitions partially offset by decreases resulting from a portfolio sale and contract termination fees received in 2007.

Reimbursable debit network fees, postage and other – Increased due to increases in debit network fees resulting from the continued growth of PIN-debit transaction volumes as well as rate increases imposed by the debit networks.

Operating expenses overview

Cost of services – The majority of the increase is due to the impact of acquisitions. Outside professional services expense increased due to global labor sourcing initiatives, consulting expenses and data center consolidation. Check net warranty expense increased in conjunction with increased transactions. Partially offsetting these increases was a decrease in employee related expenses due most significantly to a decrease in share-based compensation resulting from the Company’s new equity

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

compensation plan implemented after the merger as compared to the pre-merger equity compensation plan. Cost of services, as a percentage of transaction and processing service fee revenue, increased slightly as a result of the items noted above.

Cost of products sold – Increased due to increased costs associated with the leasing of terminals largely due to acquisitions offset partially by a decrease in costs associated with terminal and software sales due to a decline in sales volumes.

Selling, general and administrative – Increased most significantly due to the impact of acquisitions as well as sponsor management fees. Partially offsetting the increase are decreases in share-based compensation expense due to the Company’s new equity compensation plan implemented after the merger as compared to the pre-merger equity compensation plan and legal fees related to the merger recognized in 2007.

Depreciation and Amortization – Increased significantly due to the amortization of identifiable intangible assets recorded in purchase accounting related to the merger as well as accelerated amortization of customer relationships in the successor period.

Other operating expenses, net

Restructuring charges during the first three months of 2007 resulted from efforts to improve the overall efficiency and effectiveness of the sales and sales support teams within the Merchant Services segment. This action resulted in the termination of approximately 230 sales related employees comprising approximately 10% of the segment’s regional sales, cross-sale and sales support organizations.

During the first quarter 2007, the Company recorded a charge of $16.3 million related to the impairment of goodwill and intangible assets associated with the wind-down of the Company’s official check and money order business.

Interest expense

Interest expense for the three months ended March 31, 2008 was higher than the Company has experienced in the past due to debt of approximately $22.7 billion at March 31, 2008 incurred primarily as the result of the merger compared to approximately $2.4 billion as of March 31, 2007. Higher interest rates on the new merger related debt also contributed to the increase.

Other income (expense)

	Successor	Predecessor
(in millions)	Three months ended March 31, 2008	Three months ended March 31, 2007
Investment gains and (losses)	$22.1	$(1.4)
Derivative financial instruments gains and (losses)	(12.8)	—
Divestitures, net	—	1.0
Debt repayment gains and (losses)	—	1.4
Non-operating foreign currency gains and (losses)	(52.5)	—

Other income (expense)	$(43.2)	$1.0

The investment gains for the three months ended March 31, 2008 resulted from the sale of MasterCard stock. The net losses related to derivative financial instruments were due most significantly to the mark-to-market adjustments for cross currency swaps and interest rate swaps that are not designated as accounting hedges.

For the three months ended March 31, 2008, the net non-operating foreign currency exchange loss related to the mark-to-market of the Company’s intercompany loans and the euro-denominated debt issued in connection with the merger. Historically, intercompany loans were deemed to be of a long-term nature for which settlement was not planned or anticipated in the foreseeable future. Accordingly, the translation adjustments were reported in “Other comprehensive income”. Effective in September 2007, the Company now plans to settle the intercompany loans which results in a benefit or charge to earnings due to movement in foreign currency exchange rates.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Income taxes

FDC’s effective tax rate on pretax (loss) income was (37.0%), a tax benefit, and 17.9%, a tax expense, for the three months ended March 31, 2008 and 2007, respectively. The effective tax benefit in 2008 approximated the statutory rate though it was impacted by several items that substantially offset, including a benefit for dividend exclusions offset by an increase in the Company’s liability for unrecognized tax benefits. The 2007 effective tax rate was low due to the impact of non-taxable interest income from the IPS municipal bond portfolio. This non-taxable interest income significantly reduced the effective tax rate in 2007 by reducing the statutory rate by 18 percentage points. Other items that impacted the effective tax rate are not individually significant.

As of March 31, 2008, the Company anticipates that it is reasonably possible that its liability for unrecognized state tax benefits may significantly decrease within the next twelve months related to the expiration of the statute of limitations and negotiation of settlement agreements in certain states. Based on the potential expiration of certain state statutes of limitations and ongoing negotiations with various state tax authorities, the Company’s unrecognized tax benefits could decrease by approximately $14 million, all of which would be recognized as a decrease to goodwill.

Equity earnings in affiliates

The decrease in equity earnings in affiliates for the three months ended March 31, 2008 compared to the same period in 2007 was due to increased amortization in 2008 associated with the value assigned to the identifiable intangible assets of merchant alliances in the preliminary intangible asset valuation resulting from the merger as well as accelerated amortization of customer relationships in the successor period.

The Company’s largest merchant alliance, Chase Paymentech, is 51% owned by J.P. Morgan Chase Bank, N.A., and 49% owned by FDC. The current term of the existing alliance agreement expires in 2010; however, JPMorgan had the right to terminate the alliance due to the change of control upon the closing of the merger. The Company has extended the time period to exercise this right to allow for further discussions regarding the alliance; however, the Company expects the alliance to end prior to its existing expiration date in 2010. The Company believes the new expiration date will most likely be sometime in 2009. Under the alliance agreement, FDC has the right to receive 49% of the alliance’s merchant contracts by value and be allocated 49% of the alliance’s sales force. The Company has historically accounted for its minority interest in Chase Paymentech under the equity method of accounting. Upon expiration, the portion of the alliance’s business retained by the Company would instead be reflected on a consolidated basis throughout the financial statements. As a result, on a pro forma basis, the expiration would not be expected to have a material impact to historical net income (loss) and the Company’s historical reported revenues and expenses would increase. Expiration of the alliance will result in the loss of JPMorgan branch referrals and access to the JPMorgan brand. Additionally, expiration in 2009 will cause the Company to incur an obligation associated with taxes. Based on preliminary estimates and assumptions this obligation could be in excess of $200 million. A significant portion of this obligation may be recovered through amortization of increased tax basis generated by this event. Expiration will also pose the following potential risks: loss of certain processing volume over time, disruption of the business due to the transition of sponsorship and clearing services for the merchants allocated to FDC, and post-expiration competition by JPMorgan, any of which could have a material adverse effect on the Company’s operations and results.

Segment Results

As discussed above in “Overview,” results of operations reflect the segment realignment.

Merchant Services Segment Results

	Successor		Predecessor
	Three months ended March 31,		Three months ended March 31,		Change
(in millions)	2008	% of Segment Revenue	2007	% of Segment Revenue	Amount		%
Revenues:
Transaction and processing service fees	$476.9	52%	$447.6	54%	$29.3		7%
Product sales and other	78.2	8%	87.1	10%	(8.9)		(10)%
Reimbursable debit network fees, postage and other	290.9	31%	230.1	27%	60.8		26%
Equity earnings in affiliates	71.9	8%	68.1	8%	3.8		6%
Other revenue	7.9	1%	12.1	1%	(4.2)		(35)%

Total revenue	$925.8	100%	$845.0	100%	$80.8		10%

Operating profit	$72.9		$195.1		$(122.2)		(63)%
Operating margin	8%		23%		(15	)pts
Key indicators:
Domestic merchant transactions (a)	6,454.4		5,778.3		676.1		12%

(a)	Domestic merchant transactions include acquired VISA and MasterCard credit and signature debit, PIN-debit, electronic benefits transactions, and processed-only or gateway customer transactions at the point of sale (“POS”).

Transaction and processing service fees revenue

The increase in acquiring revenue for the three months ended March 31, 2008 compared to the same period in 2007 was driven by increases in transaction volume due to consumer spending at the point of sale and pricing changes.

The spread between the transaction growth rate and the transaction and processing service fee revenue growth rate for the three months ended March 31, 2008 compared to the same period in 2007 narrowed due to the impact of a large merchant re-routing a portion of their debit card transactions to the Company effective in the fourth quarter of 2006 (contributing to

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

transaction growth in first quarter 2007). Recent shifts towards national discounters and wholesalers partially offset this narrowing trend. This spread is largely impacted by changes in the mix of merchants, shifts in consumer spending patterns and pricing changes that include association releases, acquirer pricing and compression.

Product sales and other revenue

The decrease in product sales and other revenues for the three months ended March 31, 2008 compared to the same period in 2007 was driven by decreased terminal sales and a portfolio sale in the first quarter 2007. The decrease in terminal related sales reflects slowing in equipment demand when many merchants upgraded equipment in recent years to remain compliant with association rules.

Reimbursable debit network fees, postage and other

The increase in reimbursable debit network fees, postage and other for the three months ended March 31, 2008 versus the comparable period in 2007 was due to growth in debit network fees resulting from the continued growth of PIN-debit transaction volumes as well as rate increases imposed by the debit networks. Debit network fees represent substantially all of the balance within this line item.

Equity earnings

The increase in equity earnings in affiliates for the three months ended March 31, 2008 compared to the same period in 2007 resulted most significantly from increased merchant transaction volume in the merchant alliances. The equity earnings presented as part of revenue at the segment level do not include the impact of amortization of intangible assets which is netted against equity earnings in the Consolidated Statement of Operations.

Operating profit

Merchant Services segment operating profit decreased in the three months ended March 31, 2008 compared to the same periods in 2007 due to an increase of approximately $137 million (affecting the operating profit growth rate by 70 percentage points) in amortization expense resulting from the purchase price assigned to intangible assets from the merger. An additional decrease of approximately 2 percentage points resulted from the portfolio sale in 2007 mentioned above. During the first quarter of 2007, the Company incurred a charge when it bought out a revenue sharing agreement as part of a new, larger relationship with Discover. The absence of a similar charge in 2008 benefited the operating profit growth rate by 5 percentage points.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Financial Services Segment Results

	Successor		Predecessor
	Three months ended March 31,		Three months ended March 31,		Change
(in millions)	2008	% of Segment Revenue	2007	% of Segment Revenue	Amount		%
Revenues:
Transaction and processing service fees	$496.7	70%	$482.9	69%	$13.8		3%
Product sales and other	25.1	4%	33.4	5%	(8.3)		(25)%
Reimbursable postage and other	183.0	26%	177.4	26%	5.6		3%
Other revenue	0.7	0%	1.7	0%	(1.0)		(59)%

Total revenue	$705.5	100%	$695.4	100%	$10.1		1%

Operating profit	$102.5		$144.9		$(42.4)		(29)%
Operating margin	15%		21%		(6	)pts
Key indicators:
Domestic debit issuer transactions (a)	2,845.7		2,747.4		98.3		4%
Domestic active card accounts on file (end of period) (b)
Bankcard	49.9		43.2		6.7		16%
Retail	74.1		69.0		5.1		7%

Total	124.0		112.2		11.8		11%

Domestic card accounts on file (end of period)
Bankcard	140.1		120.2		19.9		17%
Retail	384.1		337.1		47.0		14%
Debit	114.4		115.2		(0.8)		(1)%

Total	638.6		572.5		66.1		12%

(a)	Domestic debit issuer transactions include VISA and MasterCard signature debit, STAR ATM, STAR PIN-debit POS, and ATM and PIN-debit POS gateway transactions.

(b)	Domestic active card accounts on file include customer accounts that had a balance or any monetary posting or authorization activity during the month.

Transaction and processing service fees revenue

Components of transaction and processing service fee revenue

	Successor	Predecessor
	Three months ended March 31, 2008	Three months ended March 31, 2007
			Change
(in millions)			Amount	%
Credit card, retail card and debit processing	$265.9	$248.8	$17.1	7%
Check processing	99.0	94.9	4.1	4%
Other revenue	131.8	139.2	(7.4)	(5)%

Total	$496.7	$482.9	$13.8	3%

Credit card, retail card and debit processing revenue

Credit card, retail card and debit processing revenue increased in the three months ended March 31, 2008 compared to the same period in 2007 due to growth of existing clients and acquisitions partially offset by price compression and net lost business. Credit and retail card processing revenue remained relatively flat in the first quarter 2008 compared to the same period last year. The impact of increased accounts on file was substantially offset by price compression. Debit processing

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

revenue increased nearly 11 percentage points in the three months ended March 31, 2008 compared to the same period in 2007 mostly due to the acquisitions of Instant Cash Services ® and FundsXpress in March 2007 and June 2007, respectively.

Check services revenue

The increase in check services revenue for the three months ended March 31, 2008 compared to the same period in 2007 resulted from an expansion of Electronic Check Acceptance (“ECA”) processing into more locations of a large national retailer. This contributed to growth in national accounts which was offset by declines in regional accounts.

Other revenue

Other revenue consists mostly of revenue from the Company’s output services, government business and remittance processing. The decrease in other revenue is most significantly due to lost business partially offset by growth of existing clients. The lost business includes statement production, remittance processing and call volumes.

Product sales and other revenue

Product sales and other revenue decreased for the three months ended March 31, 2008 compared to the same period in 2007 due to contract termination fees received in 2007 as well as a decrease in professional service fees and terminal sales in 2008.

Reimbursable postage and other revenue

The increase in reimbursable postage and other revenue was due to growth of existing clients and an increase in the postage rates in May 2007 partially offset by lost business.

Operating profit

Financial Services segment operating profit decreased for the three months ended March 31, 2008 compared to the same period in 2007 due to an increase of approximately $34 million (negatively impacting the operating profit growth rate by 23 percentage points) in amortization expense resulting from the purchase price assigned to intangible assets from the merger. Operating profit was further negatively impacted by price compression resulting from contract renewals and lost business partially offset by growth from existing clients and decreases in compensation and other operating expenses.

International Segment Results

	Successor		Predecessor
	Three months ended March 31,		Three months ended March 31,		Change
(in millions)	2008	% of Segment Revenue	2007	% of Segment Revenue	Amount		%
Revenues:
Transaction and processing service fees	$350.0	79%	$281.9	78%	$68.1		24%
Product sales and other	71.8	16%	59.3	16%	12.5		21%
Other revenue	22.8	5%	19.5	6%	3.3		17%

Total revenue	$444.6	100%	$360.7	100%	$83.9		23%

Operating profit	$21.3		$34.2		$(12.9)		(38)%
Operating margin	5%		9%		(4	)pts
Key indicators:
International transactions (a)	1,423.2		1,258.5		164.7		13%
International card accounts on file (end of period) (b)	79.4		67.4		12.0		18%

(a)	International transactions include VISA, MasterCard and other card association merchant acquiring and switching, and debit issuer transactions for clients outside the U.S. Transactions include credit, signature debit and PIN-debit POS, POS gateway and ATM transactions.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

(b)	International card accounts on file include bankcard and retail.

Summary

During the first quarter 2008, the International segment’s regions were revised. The revised regions are: Western Europe, Middle East and Africa (“WEMEA”), Central and Southern Europe (“CESE”), Asia Pacific (“APAC”) and Latin America and Canada (“LAC”).

Revenue growth in the three months ended March 31, 2008 compared to the same period in 2007 was driven by acquisitions, benefit from foreign currency exchange rate movements and growth of existing clients partially offset by lost business and price compression. Acquisitions contributed 10 percentage points to segment revenue growth for the three months ended March 31, 2008 over the comparable period in 2007. The most significant of these acquisitions were First Data Polska in the CESE region and the joint venture with AIB in the WEMEA region. Foreign currency exchange rate movements positively impacted total revenue growth rates by 8 percentage points for the three months ended March 31, 2008 over the comparable period in 2007.

Transaction and processing service fees revenue

Transaction and processing service fees revenue increased in the three months ended March 31, 2008 compared to the same period in 2007 due generally to the factors noted above. Acquisitions impacted growth most significantly followed by foreign currency exchange rate movements and transaction volumes. Revenue growth in WEMEA was due to net new business relating to card processing services and acquisitions. The acquisitions in the WEMEA region provide merchant acquiring services. Revenue growth in CESE was mostly due to foreign currency exchange rate movements and acquisitions partially offset by net lost business. The acquisition in the CESE region provides both merchant acquiring and card processing services across the region. Revenue growth in APAC was due mostly to growth of existing clients and foreign currency exchange rate movements partially offset by net lost business and price compression. Revenue growth in LAC was due mostly to growth from existing clients partially offset by price compression in the card issuing services businesses. Acquisitions and foreign currency exchange rate movement also contributed to growth in the LAC region.

Transaction and processing service fee revenue is driven by accounts on file and transactions. The spread between growth in these two indicators and revenue growth was driven mostly by the change in the mix of transaction types resulting from acquisitions. The effects of foreign currency exchange rate fluctuations also contributed to the spread.

Product sales and other revenue

The increase in product sales and other revenue for the three months ended March 31, 2008 over the same period in 2007 resulted from increased terminal-related revenue driven mainly by acquisitions partially offset by a decrease in professional services fees in 2008 due to the completion of projects in 2007.

Operating profit

The segment’s operating profit decreased for the three months ended March 31, 2008 compared to the same period in 2007 due to the beneficial impact of the factors described above offset by certain items including the impact of purchase accounting, which was approximately $1.8 million (negatively impacting the operating profit growth rate by approximately 5 percentage points). Also negatively impacting segment operating profit was a credit loss expense recorded as a result of a customer bankruptcy of approximately $6 million (negatively impacting the operating profit growth rate by approximately 18 percentage points), as well as incremental infrastructure and platform consolidation expenses in the WEMEA and CESE regions.

Capital Resources and Liquidity

The Company’s source of liquidity during the first three months of 2008 was principally cash generated from operating activities. The Company believes its current level of cash and short-term financing capabilities along with future cash flows from operations are sufficient to meet the needs of its existing businesses. The following discussion highlights the Company’s cash flow activities from continuing operations during the three months ended March 31, 2008 and 2007.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Cash and Cash Equivalents

Investments (other than those included in settlement assets) with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates market value. At March 31, 2008 and December 31, 2007, the Company held $701.9 million and $606.5 million in cash and cash equivalents, respectively. Cash and cash equivalents held outside of the United States at March 31, 2008 and December 31, 2007 was $219.1 million and $203.4 million, respectively.

Cash Flows from Operating Activities from Continuing Operations

	Successor	Predecessor
Source/(use) (in millions)	Three months ended March 31, 2008	Three months ended March 31, 2007
Net (loss) income from continuing operations	$(221.7)	$171.7
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	368.4	180.8
Other non-cash and non-operating items, net	38.3	(39.5)
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable, current and non-current	240.0	127.9
Other assets, current and non-current	142.1	79.8
Accounts payable and other liabilities, current and non-current	(133.3)	(83.3)
Income tax accounts	(149.8)	7.1
Excess tax benefit from share-based payment arrangement	—	(12.4)

Net cash provided by operating activities from continuing operations	$284.0	$432.1

Depreciation and amortization increased in 2008 due to the merger. Other non-cash and non-operating items and charges include restructuring, impairments and other income (expense) as well as undistributed earnings in affiliates, stock compensation expense and interest expense associated with the senior unsecured PIK term loan that was paid by increasing the principal amount of the loan. The change in 2008 compared to 2007 resulted most significantly from the interest expense associated with the senior unsecured PIK term loan facility and the non-operating foreign currency loss offset partially by a decrease in stock based compensation expense resulting from the merger.

The change in accounts receivable between years was the result of sources of cash for restructuring certain settlement arrangements, a decrease in receivables due to the wind-down of the official check and money order business and the timing of collections compared to billings. The increased source of cash in other assets was due mostly to increased amortization of deferred financing costs. The change in accounts payable and other liabilities between years resulted from timing of payments and accruals for various liabilities, the most significant impact related to employee liabilities. The change in income tax accounts resulted from a tax benefit in 2008 compared to a tax provision in 2007. The Company expects approximately $100 million of cash payments during the remainder of 2008 related to restructuring activities and approximately $65 million of cash payments in 2008 related to global sourcing initiatives.

The excess tax benefit from share-based payment arrangement in 2007 related to the exercise of stock options.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Cash Flows from Investing Activities from Continuing Operations

	Successor	Predecessor
Source/(use) (in millions)	Three months ended March 31, 2008	Three months ended March 31, 2007
Current year acquisitions, net of cash acquired	$(193.3)	$(239.9)
Payments related to other businesses previously acquired	(18.3)	(50.8)
Additions to property and equipment, net	(53.4)	(56.7)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(40.8)	(41.0)
Proceeds from the sale of marketable securities	52.3	11.2
Other investing activities	(1.5)	13.5

Net cash used in investing activities from continuing operations	$(255.0)	$(363.7)

Acquisitions

During the three months ended March 31, 2008, the Company entered into a joint venture with AIB, of which the Company owns 50.1% and one other acquisition. During the three months ended March 31, 2007, the Company acquired 100% of Datawire, Instant Cash, Intelligent Results and a merchant portfolio.

The Company will acquire InComm, subject to customary closing conditions and regulatory approvals, for approximately $980 million, consisting of stock in First Data Holdings, Inc. (“Holdings”) and approximately $665 million in cash, plus contingent future payments of up to $250 million over a three-year performance period based on the performance of the Company’s combined stored value business. The Company expects the cash to complete the transaction will come from equity contributions from affiliates of KKR to Holdings subsequently contributed to the Company and borrowings of approximately $415 million under the revolving credit facility. The acquisition is expected to close in the second half of 2008.

Payments Related to Other Businesses Previously Acquired

During the three months ended March 31, 2008 and 2007, payments related to other businesses previously acquired related mostly to contingent consideration largely associated with a merchant alliance. The payment in 2008 was recognized as a part of purchase accounting and did not result in an increase in assets.

Capital Expenditures

The Company expects to incur capital expenditures of approximately $400 million for the remainder of 2008 including expenditures related to the U.S. data center consolidation.

Proceeds from the Sale of Marketable Securities

Proceeds from the sale of marketable securities for the three months ended March 31, 2008 resulted from the sale of MasterCard shares. Proceeds from the sale of marketable securities for the three months ended March 31, 2007 resulted from the partial liquidation of marketable securities acquired in the Concord merger.

Other Investing Activities

The source of cash from other investing activities for the three months ended March 31, 2007 related to distributions from certain strategic investments and proceeds from the sale of a merchant portfolio and from the sale of investments.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Cash Flows from Financing Activities from Continuing Operations

	Successor	Predecessor
Source/(use) (in millions)	Three months ended March 31, 2008	Three months ended March 31, 2007
Short-term borrowings, net	$(15.0)	$(49.3)
Principal payments on long-term debt	(44.9)	(101.8)
Proceeds from issuance of common stock	—	61.8
Capital contributed by Parent	105.1	—
Excess tax benefit from share-based payment arrangement	—	12.4
Purchase of treasury shares	—	(117.1)
Cash dividends	—	(22.6)

Net cash provided by (used in) financing activities from continuing operations	$45.2	$(216.6)

Short-Term Borrowings, net

The use of cash related to short-term borrowings in 2008 resulted from an additional net $30 million draw on the senior secured revolving credit facility (draws in the first quarter were for short duration) as well as timing of draws and payments on credit lines associated with settlement activity. Subsequent to March 31, 2008, the Company repaid all amounts outstanding against this facility. The use of cash in 2007 was due to net proceeds and cash outlays related to the issuance and paydown of commercial paper as well as other short-term debt.

Principal Payments on Long-Term Debt

The Company made payments of $31.9 million related to its term loan facility during the first quarter of 2008. In January 2007, the Company repurchased $32.4 million of its 4.7% senior notes due August 1, 2013, $30.2 million of its 4.85% senior notes due October 1, 2014, and $28.0 million of its 4.95% senior notes due June 15, 2015.

Payments for capital leases were $11.8 million for both 2008 and 2007.

Proceeds from Issuance of Common Stock

Proceeds during 2007 resulted from stock option exercises and purchases under the Company’s employee stock purchase plan.

Capital Contributed by Parent

The Company received a capital contribution from Holdings comprised of the proceeds from purchases of shares in Holdings by certain management employees of FDC.

Excess Tax Benefit from Share-based Payment Arrangement

The excess tax benefit from share-based payment arrangements is discussed in the “Cash Flows from Operating Activities from Continuing Operations” section above.

Purchase of Treasury Shares

During the first quarter of 2007, the Company repurchased 4.7 million shares for $123.3 million related to employee benefit plans. The difference between the cost of shares repurchased noted above and the amount reflected in the Consolidated Statements of Cash Flows is due to timing of trade settlements. The Company did not repurchase any shares under its board authorized stock repurchase programs during the first quarter 2007.

Cash Dividends

The Company has not paid a cash dividend since the merger and currently has no intention of paying such a dividend.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Letters and Lines of Credit

The Company had $36.9 million in outstanding letters of credit at March 31, 2008, of which all expire prior to March 31, 2009 with a one-year renewal option. The letters of credit are held in connection with certain business combinations, lease arrangements and bankcard association agreements. The Company expects to renew the letters of credit prior to expiration.

The Company has lines of credit associated with First Data Deutschland which totaled approximately 160 million euro, or approximately $254 million, as of March 31, 2008. The Company had $122.2 million outstanding against these lines of credit as of March 31, 2008 and the full amount outstanding against these lines of credit as of December 31, 2007.

The Company has lines of credit associated with Cashcard Australia, Ltd. which are periodically used to fund ATM settlement activity. As of March 31, 2008, the lines of credit totaled approximately 162 million Australian dollars, or approximately $149 million. The Company had $62.0 million and $54.6 million outstanding against these lines of credit as of March 31, 2008 and December 31, 2007, respectively.

The Company also has committed lines of credit associated with the AIB joint venture which totaled 145 million euro, or approximately $230 million, as of March 31, 2008. The credit lines are used primarily to fund settlement activity. The Company had $75.0 million outstanding against these lines of credit as of March 31, 2008.

The Company has two credit facilities associated with First Data Polska which are periodically used to fund settlement activity. The maximum amount available under these facilities, which varies for peak needs during the year, totals 245 million Polish zloty, or approximately $110 million. The Company had an immaterial amount outstanding against these lines of credit as of March 31, 2008 and December 31, 2007.

Significant Non-Cash Transactions

During 2008, the principal amount of the Company’s senior unsecured PIK term loan facility increased by $67.6 million resulting from the “payment” of accrued interest expense.

Significant non-cash transactions during the three months ended March 31, 2007 included the issuance of approximately 3.4 million shares of restricted stock to certain employees.

Guarantees and Covenant Compliance

For a description of guarantees and covenants and covenant compliance refer to the “Guarantees and Covenants” and “Covenant Compliance” sections in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2007 Annual Report on Form 10-K. The Company is in compliance with all applicable covenants as of March 31, 2008.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

The calculation of Consolidated EBITDA under the senior secured term loan facility is as follows (in millions):

Last Twelve months ended March 31, 2008
Income (loss) from continuing operations	$(230.9)
Interest expense, net (1)	1,121.7
Income tax (benefit) expense	(218.2)
Depreciation and amortization	1,154.9

EBITDA (14)	1,827.5

Stock based compensation (2)	243.6
Other items (3)	88.9
Debt repayment (4)	17.2
Pretax equivalency adjustment (5)	171.0
Official check and money order EBITDA (6)	(83.8)
Cost of data center, technology and other savings initiatives (7)	105.3
Transaction related fees	70.6
Purchase accounting (8)	41.5
Sponsor’s annual management fee	10.3
Pre-acquisition EBITDA of acquired businesses (9)	21.9

Adjusted EBITDA (14)	2,514.0

Projected near-term cost savings (10)	366.5

Adjusted EBITDA plus projected near-term cost savings (14)	2,880.5

Minority interest (11)	145.1
Equity entities taxes, depreciation and amortization (12)	87.3
Other (13)	10.8

Consolidated EBITDA (14)	$3,123.7

(1)	Includes interest expense and interest income.

(2)	Stock based compensation recognized as expense and the related payroll taxes.

(3)	Other items include net restructuring, impairments, litigation and regulatory settlements, investment gains and losses, derivative financial instruments gains and losses, net divestiture gains, foreign currency gains and losses (operating and non-operating), minority interest adjustments pertaining to other items, and other.

(4)	Loss resulting from the early repayment of long-term debt.

(5)	Represents an adjustment to reflect Integrated Payment Systems segment operating results as if the underlying investments were held in taxable securities rather than the tax-exempt variable rate demand notes in which they were actually held through 2007. The adjustment was no longer necessary after December 31, 2007 since the Company invested in taxable securities in 2008.

(6)	Represents an adjustment to exclude the official check and money order business from EBITDA due to the Company’s wind down of these businesses.

(7)	Represents implementation costs associated with initiatives to reduce operating expenses including items such as platform and data center consolidation initiatives in the International segment, expense related to the reorganization of global application development resources, expense associated with domestic data center consolidation initiatives and planned workforce reduction expenses, all of which are considered one-time projects (excludes costs accrued in purchase accounting).

(8)	Represents the effect of purchase accounting on EBITDA which is primarily the result of revenue recognition adjustments.

(9)	Reflects the EBITDA of companies acquired after March 31, 2007 through March 31, 2008, as if these companies had been acquired on April 1, 2007.

(10)	Reflects cost savings projected to be achieved within twelve months.

(11)	Reflects minority interest not already accounted for in Other items above.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

(12)	Represents the Company’s proportional share of income taxes, depreciation, and amortization on equity method investments.

(13)	Includes non-capitalized merger and acquisition costs, losses on equity method investments, and amortization of unrecognized actuarial gains and losses on pensions.

(14)	EBITDA is defined as income (loss) from continuing operations plus net interest expense, income taxes, depreciation and amortization. EBITDA is not a recognized term under GAAP and does not purport to be an alternative to income from continuing operations as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA is not intended to be a measure of free cash flow available for management’s discretionary use as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. The presentation of EBITDA has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of the Company’s results as reported under GAAP. Management believes EBITDA is helpful in highlighting trends because EBITDA excludes the results of decisions that are outside the control of operating management and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. In addition, EBITDA provides more comparability between the Company’s predecessor results and the Company’s successor results that reflect purchase accounting and the Company’s new capital structure. Management compensates for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone.

Adjusted EBITDA is defined as EBITDA further adjusted to exclude certain items and other adjustments and is used by management as a measure of liquidity. The Company believes that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors about certain material non-cash items, non-recurring items that the Company does not expect to continue at the same level in the future and certain items management believes will materially impact future operating results.

Adjusted EBITDA plus projected near-term cost savings is defined as Adjusted EBITDA further adjusted to reflect cost savings projected to be achieved within twelve months. Management believes the supplementary adjustments are appropriate to provide investors additional information about near term cost cutting initiatives.

Consolidated EBITDA (or debt covenant EBITDA) is defined as Adjusted EBITDA plus projected near-term cost savings further adjusted to exclude other adjustments that will be used in calculating covenant compliance under the agreements governing the Company’s senior unsecured debt and/or senior secured credit facilities. The Company believes that the inclusion of supplementary adjustments to Adjusted EBITDA plus projected near-term cost savings applied in presenting Consolidated EBITDA are appropriate to provide additional information to investors about items that will impact the calculation of EBITDA that is used to determine covenant compliance under the agreements governing the Company’s senior unsecured debt and/or senior secured credit facilities. Since not all companies use identical calculations, this presentation of Consolidated EBITDA may not be comparable to other similarly titled measures of other companies.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2008, the Company did not engage in any off-balance sheet financing activities.

During the three months ended March 31, 2007, other than facility and equipment leasing arrangements, the Company did not engage in off-balance sheet financing activities. Rent expense related to synthetic operating leases during that period was $1.4 million. On September 20, 2007, the Company purchased the buildings and equipment under its synthetic operating lease arrangements as contractually required due to change in control provisions contained in the agreements as the result of the merger.

Contractual Obligations

There have been no material changes in the Company’s contractual obligation and commercial commitments, including FIN 48 liabilities, from those reported at December 31, 2007 in the Company’s Annual Report on Form 10-K.

Critical Accounting Policies

The Company’s critical accounting policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations.” The new standard will significantly change the financial accounting and reporting of business combination transactions in the consolidated financial statements. It will require an acquirer to recognize, at the acquisition date, the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their full fair values as of that date. In a business combination achieved in stages (step acquisitions), the acquirer will be required to remeasure its previously held equity interest in the acquiree at its acquisition-date fair value and recognize the resulting gain or loss in earnings. The acquisition-related transaction and restructuring costs will no longer be included as part of the capitalized cost of the acquired entity but will be required to be accounted for separately in accordance with applicable generally accepted accounting principles in the U.S. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As discussed in “Item 7A: Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the Company is exposed to market risk from interest rates resulting from its official check and money order business. The continued wind-down of this business resulted in a decrease in its investment portfolio balance as well as a decrease in commissions during the three months ended March 31, 2008. There were no other material changes from what was reported in the Company’s 2007 Annual Report on Form 10-K related to its exposure to market risk from interest rates. Using March 31, 2008 balances, a 10% proportionate increase in short-term interest rates on an annualized basis compared to the interest rates at March 31, 2008 and a corresponding and parallel shift in the remainder of the yield curve, would result in a decrease to pretax income of approximately $20 million. Approximately $35 million of this decrease relates to the Company’s balance of variable interest rate debt, net of interest rate swaps, at March 31, 2008. Partially offsetting this decrease is a $15 million increase associated with operating cash balances, settlement related cash balances, and expected investment positions (netted with commissions paid to selling agents).

Foreign Currency Risk

There have been no material changes from the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 related to its exposure to market risk from foreign currency.

Regulatory

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

The Company’s disclosure controls and procedures are designed to cause information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company has evaluated, under the supervision of its Chief Executive Officer and Chief Financial Officer, the effectiveness of disclosure controls and procedures as of March 31, 2008. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008, to ensure that material information regarding the Company is made known to management, including the Chief Executive Officer and Chief Financial Officer, to allow the Company to meet its disclosure obligations.

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

From time to time, the Company is involved in various litigation matters arising in the ordinary course of its business. None of these matters, either individually or in the aggregate, currently is material to the Company except those matters reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “Annual Report”). There were no material developments in the litigation matters previously disclosed in the Annual Report except as discussed below.

ATM Fee Antitrust Litigation

In the ATM Fee Antitrust Litigation action that was previously reported in the Annual Report, on March 24, 2008, the Court entered an order granting the defendants’ motions for partial summary judgment, finding that the claims raised in this case would need to be addressed under a “Rule of Reason” analysis. On April 18, 2008, the Court entered an order certifying for appeal the March 24, 2008 order. Plaintiffs filed their petition for permission of the Ninth Circuit on May 2, 2008.

In Re: Concord EFS, Inc. Shareholders Litigation

In the In Re: Concord EFS, Inc. Shareholders Litigation action that was previously reported in the Annual Report, on May 2, 2008, the Court issued an order granting Concord’s motion to dismiss the third amended complaint.

ITEM 1A.	RISK FACTORS

Except as described below, there are no material changes to the risk factors as reported in the Company’s Annual Report on form 10-K for the year ended December 31, 2007. The information below should be read in conjunction with the risk factors and information disclosed in the Company’s Form 10-K.

The early expiration of the Company’s alliance with Chase Paymentech may adversely impact the Company.

The Company’s largest merchant alliance, Chase Paymentech, is 51% owned by J.P. Morgan Chase Bank, N.A., and 49% owned by FDC. The current term of the existing alliance agreement expires in 2010; however, JPMorgan had the right to terminate the alliance due to the change of control upon the closing of the merger. The Company has extended the time period to exercise this right to allow for further discussions regarding the alliance; however, the Company expects the alliance to end prior to its existing expiration date in 2010. The Company believes the new expiration date will most likely be sometime in 2009. Under the alliance agreement, FDC has the right to receive 49% of the alliance’s merchant contracts by value and be allocated 49% of the alliance’s sales force. The Company has historically accounted for its minority interest in Chase Paymentech under the equity method of accounting. Upon expiration, the portion of the alliance’s business retained by the Company would instead be reflected on a consolidated basis throughout the financial statements. As a result, on a pro forma basis, the expiration would not be expected to have a material impact to historical net income (loss) and the Company’s historical reported revenues and expenses would increase. Expiration of the alliance will result in the loss of JPMorgan branch referrals and access to the JPMorgan brand. Additionally, expiration in 2009 will cause the Company to incur an obligation associated with taxes. Based on preliminary estimates and assumptions this obligation could be in excess of $200 million. A significant portion of this obligation may be recovered through amortization of increased tax basis generated by this event. Expiration will also pose the following potential risks: loss of certain processing volume over time, disruption of the business due to the transition of sponsorship and clearing services for the merchants allocated to FDC, and post-expiration competition by JPMorgan, any of which could have a material adverse effect on the Company’s operations and results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Number	Description

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

99.1	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements.

99.2	Consolidated Statements of Operations and Summary Segment Data – Adjusted for Segment Realignment

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST DATA CORPORATION
(Registrant)

Date: May 15, 2008	By	/s/ Kimberly S. Patmore
Kimberly S. Patmore
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 15, 2008	By	/s/ Gregg W. Sonnen
Gregg W. Sonnen
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

99.1	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements.

99.2	Consolidated Statements of Operations and Summary Segment Data – Adjusted for Segment Realignment