Form 10-Q
period 2008-06-30
FIRST DATA CORP
filed 2008-08-14
CIK 883980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 1,000 shares of the registrant’s common stock outstanding as of July 31, 2008.

INDEX

		PAGE NUMBER
PART I FINANCIAL INFORMATION

Item 1	Financial Statements (unaudited):

	Consolidated Statements of Operations for the three and six months ended June 30, 2008 (successor periods) and the three and six months ended June 30, 2007 (predecessor periods)	3

	Consolidated Balance Sheets at June 30, 2008 and December 31, 2007	4

	Consolidated Statements of Cash Flows for the six months ended June 30, 2008 (successor period) and the six months ended June 30, 2007 (predecessor period)	5

	Notes to Consolidated Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3	Quantitative and Qualitative Disclosures About Market Risk	46

Item 4	Controls and Procedures	47

PART II OTHER INFORMATION

Item 1	Legal Proceedings	48

Item 1A	Risk Factors	48

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 4	Submission of Matters to a Vote of Security Holders	49

Item 5	Other Information	49

Item 6	Exhibits	50

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in millions)

	Successor	Predecessor	Successor	Predecessor
	Three months ended June 30, 2008	Three months ended June 30, 2007	Six months ended June 30, 2008	Six months ended June 30, 2007
Revenues:
Transaction and processing service fees:
Merchant related services (a)	$700.9	$646.7	$1,335.8	$1,215.5
Check services	96.9	107.6	197.5	203.7
Card services (a)	505.3	482.0	1,011.8	943.1
Other services	140.6	141.5	278.3	283.2
Investment income, net	35.8	(7.5)	91.8	(37.8)
Product sales and other	214.0	199.5	426.0	387.5
Reimbursable debit network fees, postage and other	510.8	430.9	989.6	841.8

	2,204.3	2,000.7	4,330.8	3,837.0

Expenses:
Cost of services (exclusive of items shown below)	749.3	720.3	1,506.1	1,411.7
Cost of products sold	83.4	72.9	154.3	139.6
Selling, general and administrative	315.3	330.9	619.6	625.7
Reimbursable debit network fees, postage and other	510.8	430.9	989.6	841.8
Depreciation and amortization	338.8	162.2	657.9	321.0
Other operating expenses:
Restructuring, net	(0.1)	5.9	(0.1)	7.9
Impairments	—	—	—	16.3
Litigation and regulatory settlements	—	5.0	—	5.0
Other	—	(7.7)	—	(7.7)

	1,997.5	1,720.4	3,927.4	3,361.3

Operating profit	206.8	280.3	403.4	475.7

Interest income	6.6	12.9	15.6	20.9
Interest expense	(451.1)	(35.9)	(968.8)	(70.4)
Other income (expense)	6.4	2.4	(36.8)	3.4

	(438.1)	(20.6)	(990.0)	(46.1)

(Loss) income before income taxes, minority interest, equity earnings in affiliates and discontinued operations	(231.3)	259.7	(586.6)	429.6
Income tax (benefit) expense	(69.4)	70.2	(199.9)	107.6
Minority interest	(40.3)	(40.0)	(69.3)	(69.1)
Equity earnings in affiliates	41.6	79.4	73.7	147.7

(Loss) income from continuing operations	(160.6)	228.9	(382.3)	400.6
Income from discontinued operations, net of taxes of $(4.1)	—	—	—	3.5

Net (loss) income	$(160.6)	$228.9	$(382.3)	$404.1

(a)

Includes processing fees, administrative service fees and other fees charged to merchant alliances accounted for under the equity method of $55.7 million and $109.2 million for the three and six months ended June 30, 2008, respectively, and $56.8 million and $110.2 million for the comparable periods in 2007.

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except common stock share amounts)

	Successor
	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$655.3	$606.5
Accounts receivable, net of allowance for doubtful accounts of $17.1 (2008) and $14.7 (2007)	2,294.6	2,412.8
Settlement assets	12,303.1	17,142.6
Other current assets	453.4	479.7

Total current assets	15,706.4	20,641.6

Property and equipment, net of accumulated depreciation of $171.2 (2008) and $61.2 (2007)	1,124.0	939.3
Goodwill	17,184.7	16,817.2
Customer relationships, net of accumulated amortization of $644.8 (2008) and $230.5 (2007)	5,910.7	6,785.5
Other intangibles, net of accumulated amortization of $211.7 (2008) and $76.9 (2007)	1,988.0	1,738.1
Investment in affiliates	3,636.8	3,526.3
Long-term settlement assets	861.3	1,085.8
Other long-term assets	989.3	975.5

Total assets	$47,401.2	$52,509.3

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$181.0	$158.5
Short-term and current portion of long-term borrowings	694.6	620.3
Settlement obligations	13,179.5	18,228.4
Other current liabilities	1,399.9	1,398.9

Total current liabilities	15,455.0	20,406.1

Long-term borrowings	22,126.0	21,953.5
Deferred long-term tax liabilities	2,099.3	2,381.6
Other long-term liabilities	878.0	939.1

Total liabilities	40,558.3	45,680.3

Commitments and contingencies (see Note 10)
Stockholder’s equity:
Common stock, $.01 par value; authorized and issued 1,000 shares (2008 and 2007)	—	—
Additional paid-in capital	7,339.3	7,224.4

Paid-in capital	7,339.3	7,224.4
Retained loss	(685.1)	(301.9)
Accumulated other comprehensive income (loss)	188.7	(93.5)

Total stockholder’s equity	6,842.9	6,829.0

Total liabilities and stockholder’s equity	$47,401.2	$52,509.3

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Successor	Predecessor
	Six months ended June 30, 2008	Six months ended June 30, 2007
Cash and cash equivalents at beginning of period	$606.5	$1,154.2

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income from continuing operations	(382.3)	400.6
Net income from discontinued operations	—	3.5
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	761.9	365.0
Charges (gains) related to restructuring, impairments, litigation and regulatory settlements, other and other income (expense)	36.7	18.1
Other non-cash and non-operating items, net	(30.0)	(85.4)
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable, current and long-term	162.9	(35.6)
Other assets, current and long-term	188.4	28.0
Accounts payable and other liabilities, current and long-term	(227.2)	(87.2)
Income tax accounts	(213.8)	61.3
Excess tax benefit from share-based payment arrangement	—	(28.7)

Net cash provided by operating activities from continuing operations	296.6	636.1
Net cash used in operating activities from discontinued operations	—	(9.7)

Net cash provided by operating activities	296.6	626.4

CASH FLOWS FROM INVESTING ACTIVITIES
Current period acquisitions, net of cash acquired	(195.4)	(369.7)
Payments related to other businesses previously acquired	(16.7)	(49.3)
Additions to property and equipment, net	(122.6)	(116.4)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(77.1)	(70.3)
Proceeds from the sale of marketable securities	52.4	11.2
Other investing activities	5.0	56.1

Net cash used in investing activities	(354.4)	(538.4)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	61.0	(57.0)
Principal payments on long-term debt	(97.2)	(115.5)
Proceeds from issuance of common stock	—	129.0
Capital contributed by Parent	104.3	—
Excess tax benefit from share-based payment arrangement	—	28.7
Purchase of treasury shares	—	(278.2)
Cash dividends	(0.9)	(45.2)

Net cash provided by (used in) financing activities	67.2	(338.2)

Effect of exchange rate changes on cash and cash equivalents	39.4	20.5

Change in cash and cash equivalents	48.8	(229.7)

Cash and cash equivalents at end of period	$655.3	$924.5

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

On September 24, 2007, the Company was acquired through a merger transaction (the “merger”) with an entity controlled by affiliates of Kohlberg Kravis Roberts & Co. (“KKR” or the “sponsor”). The merger resulted in the equity of FDC becoming privately held. Details of the merger are more fully discussed in Note 3. The accompanying consolidated statements of operations and cash flows are presented for two periods: predecessor (the three and six month periods ended June 30, 2007) and successor (the three and six month periods ended June 30, 2008), which relate to the periods preceding the merger and the periods succeeding the merger, respectively. The Company applied purchase accounting to the opening balance sheet and results of operations on September 25, 2007 as the merger occurred at the close of business on September 24, 2007. The merger resulted in a new basis of accounting beginning on September 25, 2007.

The accompanying Consolidated Financial Statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial position of the Company at June 30, 2008, and the consolidated results of its operations and cash flows for the successor and predecessor periods for the three and six months ended June 30, 2008 and 2007, respectively. Results of operations reported for interim periods are not necessarily indicative of results for the entire year due in part to the seasonality of certain business units.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results could differ from these estimates.

Presentation

The Company’s Consolidated Balance Sheet presentation has historically been unclassified due to the short-term nature of its settlement obligations contrasted with the Company’s ability to invest cash awaiting settlement in long-term investment securities. The Company repositioned the majority of its investment portfolio associated with cash awaiting settlement from long-term investments to short-term investments. As a result of the repositioning of the portfolio such that a majority of the settlement assets and all settlement liabilities are short-term, the Company has changed to a classified balance sheet. The Consolidated Balance Sheet as of December 31, 2007 has been revised to conform to this presentation.

A new Chief Executive Officer, the Company’s chief operating decision maker, was appointed as a result of the September 24, 2007 merger with an affiliate of KKR. In connection with this change in leadership, changes were made to the Company’s senior management and organization of the business. Effective January 1, 2008, the Company’s new Chief Executive Officer began making strategic and operating decisions with regards to assessing performance and allocating resources based on a new segment structure. Segment results for 2007 have been revised to reflect the new structure. In connection with this segment realignment, the Company also reclassified certain transaction and processing service fee revenue components in the Consolidated Statements of Operations, primarily the prepaid business from “Merchant related services” to “Other services” and the debit network business from “Merchant related services” to “Card services”. Additionally, consolidated expenses for 2007 have been revised to present certain depreciation and amortization amounts as a separate component of expenses.

Official Check and Money Order Wind-down

In conjunction with the wind-down of the official check and money order business (included within the Integrated Payment Systems (“IPS”) segment) and in the first quarter 2008, the Company repositioned its investment portfolio to principally taxable investments. As a result, the revenues and operating profit of the IPS segment are no longer stated on a pretax equivalent basis effective as of January 1, 2008. The investment portfolio decreased from $12.6 billion at December 31, 2007 to $6.3 billion at June 30, 2008 due to the wind-down. The investment portfolio included approximately $541 million of student loan auction rate securities as of June 30, 2008 compared to approximately $1,077 million as of December 31, 2007. The auction mechanism on these investments failed subsequent to December 31, 2007 so investments held at June 30, 2008 are not currently liquid; however, all of the securities are “AAA” rated, except for one “AA” rated and are collateralized by securitized student loans substantially guaranteed by

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

the United States Government. The Company has the ability and intent to hold them for an extended period during which the Company anticipates an auction mechanism or an alternative liquidity vehicle will be established. Due to the lack of observable market activity for the Company’s student loan auction rate securities, they have been valued based on comparison to similar securities for which market data is available. The Company has recorded an unrealized loss of $12.1 million in “Other Comprehensive Income” which it attributes to limited liquidity rather than credit issues.

In July 2008, IPS agreed with The Western Union Company (“Western Union”) that on October 1, 2009 IPS will assign and transfer to Western Union, among other things, certain assets and equipment used by IPS to issue retail money orders and an amount sufficient to satisfy all outstanding retail money orders. On the closing date, Western Union will assume IPS’s role as issuer of the retail money orders. The transfer will result in a significant decrease to the IPS settlement asset portfolio.

Revenue Recognition

The Company recognizes revenues from its processing services as such services are performed. Revenue is recorded net of certain costs such as credit and offline debit interchange fees and assessments charged by credit card associations which totaled $2,164.1 million and $1,829.6 million for the three months ended June 30, 2008 and 2007, respectively and $4,089.2 million and $3,481.4 million for the comparable six-month periods. Debit network fees related to acquired PIN-based debit transactions are recognized in the “Reimbursable debit network fees, postage and other” revenue and expense lines of the Consolidated Statements of Operations. The debit network fees related to acquired PIN-debit transactions charged by debit networks totaled $327.2 million and $254.7 million for the three months ended June 30, 2008 and 2007, respectively and $613.1 million and $479.6 million for the comparable six-month periods.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations.” The new standard will significantly change the financial accounting and reporting of business combination transactions in the consolidated financial statements. It will require an acquirer to recognize, at the acquisition date, the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their full fair values as of that date. In a business combination achieved in stages (step acquisitions), the acquirer will be required to remeasure its previously held equity interest in the acquiree at its acquisition-date fair value and recognize the resulting gain or loss in earnings. The acquisition-related transaction and restructuring costs will no longer be included as part of the capitalized cost of the acquired entity but will be required to be accounted for separately in accordance with applicable generally accepted accounting principles. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

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

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 2: Supplemental Financial Information

The following table details the components of “Other income (expense)” on the Consolidated Statements of Operations:

	Successor	Predecessor
(in millions)	Three months ended June 30, 2008	Three months ended June 30, 2007
Investment gains and (losses)	$—	$(0.1)
Derivative financial instruments gains and (losses)	9.4	—
Divestitures, net	—	2.5
Non-operating foreign currency gains and (losses)	(3.0)	—

Other income (expense)	$6.4	$2.4

	Successor	Predecessor
(in millions)	Six months ended June 30, 2008	Six months ended June 30, 2007
Investment gains and (losses)	$22.1	$(1.5)
Derivative financial instruments gains and (losses)	(3.4)	—
Divestitures, net	—	3.5
Debt repayment gains and (losses)	—	1.4
Non-operating foreign currency gains and (losses)	(55.5)	—

Other income (expense)	$(36.8)	$3.4

The investment gains for the six months ended June 30, 2008 resulted from the sale of MasterCard stock. The derivative financial instruments gains and losses for the three and six month periods in 2008 were due most significantly to the mark-to-market adjustments for cross currency swaps, that are not designated as accounting hedges, and certain interest rate swaps that were not designated as accounting hedges for a period of time and the ineffectiveness from interest rate swaps that are designated as accounting hedges but are not perfectly effective.

For the three and six months ended June 30, 2008, the net non-operating foreign currency exchange losses related to the mark-to-market of the Company’s intercompany loans and the euro-denominated debt issued in connection with the merger. Historically, intercompany loans were deemed to be of a long-term nature for which settlement was not planned or anticipated in the foreseeable future. Accordingly, the translation adjustments were reported in “Other comprehensive income”. Effective in September 2007 and in conjunction with the merger, the Company made the decision to begin settling intercompany loans which results in a benefit or charge to earnings due to movement in foreign currency exchange rates.

Supplemental Cash Flow Information

Significant non-cash transactions during the six months ended June 30, 2008 included the Company increasing the principal amount of its senior unsecured PIK term loan facility by $123.7 million resulting from the “payment” of interest expense. During the six months ended June 30, 2008, the Company entered into approximately $47 million of capital leases. Capital leases into which the Company entered during the six months ended June 30, 2007 were immaterial.

See Note 12 for information concerning the Company’s stock-based compensation plans.

Note 3: Merger

On September 24, 2007, FDC merged with affiliates of KKR. For additional details, refer to Note 2 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Preliminary Purchase Price Allocation

The total purchase price of approximately $26.6 billion was allocated to the Company’s net tangible and identifiable intangible assets based on their estimated fair values as set forth below. A portion of the preliminary valuation of identifiable intangible assets was allocated to the Company’s investments in unconsolidated joint ventures (reflected in the “Investment in affiliates” line of

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

the Consolidated Balance Sheets). The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The preliminary allocation of the purchase price to fixed assets and identifiable intangible assets was based upon preliminary valuation data and the estimates and assumptions are subject to change. The Company is also in the process of working through other potential purchase accounting adjustments that mostly relate to pre-acquisition contingencies and implementation of management’s restructuring plans and related deferred taxes on the purchase accounting.

(in millions)
Property and equipment	$1,063.2
Customer Relationships	6,390.9
Software	970.7
Tradenames	813.6
Other Intangibles	157.0
Goodwill	16,844.1
Investment in affiliates	3,729.7
Deferred taxes	(2,215.6)
Other net liabilities acquired	(1,175.8)

Total purchase price	$26,577.8

The preliminary estimated weighted-average useful lives (excluding the impact of accelerated amortization and the First Data tradename which was determined to have an indefinite life) associated with the intangible assets are approximately:

Customer Relationships	14 years
Software	6 years
Tradenames	12 years
Other Intangibles	16 years
Investment in affiliates	10 years
Total weighted-average useful lives	13 years

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

Merchant Services	$9,361.0
Financial Services	3,732.4
International	2,998.3
Prepaid Services	752.4
Integrated Payment Systems	—
All Other and Corporate	—

$16,844.1

Goodwill will be reviewed at least annually for impairment.

Merger Related Restructuring Charges

During the fourth quarter 2007, the Company implemented a plan that provided strategic direction for the Company under its new leadership. The plan anticipated capturing efficiencies related to the simplification of domestic and international operations and other near term cost saving initiatives as well as certain reductions in personnel. In accordance with this plan and in November 2007, the Company terminated approximately 1,600 employees across the organization representing all levels of employees and approximately 6% of its worldwide work force. A majority of them ceased working before December 31, 2007. Additional actions

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

occurred during first and second quarters 2008 resulting in the termination of over 400 employees across the organization. A majority of the successor severance costs were recorded in purchase accounting with the remainder recorded through current operations. The Company anticipates taking additional similar types of actions during the remainder of 2008 as part of its overall plan, with the majority of severance costs to be recorded in purchase accounting as assumed liabilities.

The following table summarizes the Company’s utilization of restructuring accruals related to the merger recorded in purchase accounting for the six months ended June 30, 2008:

(in millions)	Employee Severance
Remaining accrual at January 1, 2008	$92.4
Charges recorded in purchase accounting	37.0
Cash payments	(71.8)
Other adjustments	(1.5)

Remaining accrual at June 30, 2008	$56.1

Merger and Other Related Costs

During the three and six months ended June 30, 2007, the Company expensed merger related costs consisting primarily of investment banking, accounting and legal fees totaling $10.9 million and $15.9 million, respectively. During the three and six months ended June 30, 2008, the Company expensed $2.3 million and $5.3 million, respectively for similar costs.

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

Unaudited Pro Forma Condensed Consolidated Statements of Operations

	Three months ended June 30, 2007	Six months ended June 30, 2007
	(in millions)	(in millions)
Revenues:
Transaction and processing service fees	$1,377.8	$2,645.5
Investment income, net	(7.5)	(37.8)
Product sales and other	199.5	387.5
Reimbursable debit network fees, postage and other	430.9	841.8

	2,000.7	3,837.0

Expenses:
Cost of services (exclusive of items shown below)	717.6	1,406.4
Cost of products sold	72.9	139.6
Selling, general and administrative	324.1	618.0
Reimbursable debit network fees, postage and other	430.9	841.8
Depreciation and amortization	300.6	600.6
Other operating expenses:
Restructuring, net	5.9	7.9
Impairments	—	16.3
Litigation and regulatory settlements	5.0	5.0

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Three months ended June 30, 2007	Six months ended June 30, 2007
	(in millions)	(in millions)
Other	(7.7)	(7.7)

	1,849.3	3,627.9

Operating profit	151.4	209.1

Interest income	12.9	20.9
Interest expense	(485.1)	(995.2)
Other income (expense)	2.4	2.0

	(469.8)	(972.3)

Loss before income taxes, minority interest, equity earnings in affiliates and discontinued operations	(318.4)	(763.2)
Income taxes	(162.6)	(371.7)
Minority interest	(40.0)	(69.1)
Equity earnings in affiliates	33.5	55.6

Loss from continuing operations	$(162.3)	$(405.0)

Note 4: Restructuring, Impairments, Litigation and Regulatory Settlements and Other

Restructuring charges and reversal of restructuring accruals

The Company recorded restructuring charges in 2007 comprised of severance totaling $6.7 million and $9.5 million for the three and six months ended June 30, 2007. Severance charges resulted from the termination of approximately 350 employees within the Merchant Services and the International segments.

Restructuring charges for first quarter 2007 resulted from efforts to improve the overall efficiency and effectiveness of the sales and sales support teams within the Merchant Services segment. Severance charges resulted from the termination of approximately 230 sales related employees comprising approximately 10% of the segment’s regional sales, cross-sale and sales support organizations. This restructuring plan was completed in the first quarter of 2007. Restructuring charges for the second quarter 2007 resulted from the termination of approximately 120 employees within the International segment. These were the first of the terminations that occurred associated with data center consolidation and global sourcing initiatives. Similar actions will occur in future periods. The Company also reversed $0.8 million and $1.6 million for the three and six months ended June 30, 2007, respectively, of prior period restructuring accruals related to changes in estimates regarding severance costs from restructuring activities that occurred in 2005 and 2006.

The following table summarizes the Company’s utilization of restructuring accruals from continuing operations, excluding merger related restructuring charges described in Note 3, for the period from January 1, 2008 through June 30, 2008 (in millions):

	Employee Severance	Facility Closure
Remaining accrual at January 1, 2008	$6.5	$0.1
Expense provision	—	—
Cash payments and other	(2.9)	(0.1)
Changes in estimates (a)	(0.9)	—

Remaining accrual at June 30, 2008	$2.7	$—

(a)	Primarily recorded through purchase accounting for the merger relating to pre-merger accruals.

Impairments

During the first quarter 2007, the Company recorded a charge of $16.3 million related to the impairment of goodwill and intangible assets associated with the wind-down of the Company’s official check and money order business.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Litigation and regulatory settlements

In the second quarter 2007, the Company recorded a $5.0 million litigation accrual associated with a judgment against the Company pertaining to a vendor contract issue on a business included in the Prepaid Services segment.

Other

The majority of the benefit recorded during the second quarter of 2007 related to the release of escheatment accruals originally recorded in the fourth quarter 2005.

Note 5: Acquisitions

In January 2008, the Company entered into a joint venture with Allied Irish Banks p.l.c. (“AIB”), of which the Company owns 50.1%. The joint venture provides card acquiring services in the Republic of Ireland, the United Kingdom and elsewhere in Europe. The cash paid to acquire AIB was approximately $178 million. The preliminary purchase price allocation resulted in identifiable intangible assets of $69 million, which are being amortized over 10 years, a tradename of $40 million that is being amortized over 15 years and goodwill of $72 million. The joint venture with AIB is consolidated and reported as part of the International segment.

In February 2008, the Company acquired the remaining interest in Unified Network Payment Solutions (“UNPS”) located in Canada. UNPS is consolidated and reported as part of the International segment.

The aggregate cash paid during the six months ended June 30, 2008 for the acquisitions was approximately $195 million. The aggregate preliminary purchase price allocation for these acquisitions resulted in $69 million in identifiable intangible assets, which are being amortized over 10 years, tradenames of $41 million that are being amortized over 10 to 15 years and goodwill of $72 million.

The pro forma impact of all 2008 acquisitions on net income was not material.

On April 28, 2008, the Company announced that it had reached an agreement to acquire InComm Holdings Inc. (“InComm”). The transaction is subject to customary closing conditions and regulatory approvals. InComm is a distributor of gift cards, prepaid wireless products, reloadable debit cards, digital music downloads, content, games, software and bill payment solutions. InComm also provides stored valued product marketing and technology solutions to international markets in Europe and Canada. The parties have agreed to extend the completion date of the transaction in order to complete certain closing conditions and to negotiate and mutually agree upon changes to the merger terms. Subject to the Company reaching agreement with the sellers on such revised terms, it would expect to close the transaction in the second half of 2008.

In July 2008, the Company purchased the remaining 31.8% interest in its Money Network Financial, LLC subsidiary (reported as part of the Prepaid Services segment) previously owned by minority interest holders for total consideration of $70 million consisting of cash of $40 million and equity issued by First Data Holdings, Inc. Also in July 2008, the Company sold its subsidiary Active Business Services Ltd. which was reported as part of the International segment.

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

At June 30, 2008, there were eight affiliates accounted for under the equity method of accounting, comprised of five merchant alliances and three strategic investments in companies in related markets. The Company’s largest merchant alliance, Chase Paymentech SolutionsTM, a global payments and merchant acquiring entity, is 51% owned by J.P. Morgan Chase Bank, N.A., and 49% owned by FDC. On May 27, 2008, the Company announced it reached agreement with JPMorgan Chase to end the joint venture by the end of 2008. In the interim, the two companies will continue to operate the joint venture. After the transition,

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

JPMorgan Chase and First Data will operate separate payment businesses. First Data will continue to provide transaction processing and data commerce solutions for allocated merchants through its current technology platforms. First Data will assume management of the full-service ISO and Agent Bank unit of the joint venture and will integrate 49% of the joint venture’s assets and a portion of the joint venture employees into its existing merchant acquiring business. First Data has historically accounted for its minority interest in the joint venture under the equity method of accounting. After the end of the joint venture, the portion of the alliance’s business retained by the Company will be reflected on a consolidated basis throughout the financial statements. Additionally, expiration in 2008 will cause the Company to incur an obligation associated with taxes. Based on preliminary estimates and assumptions this obligation could be in excess of $200 million. A significant portion of this obligation, however, may be recovered through the future amortization of increased tax basis generated by this event.

In July 2008, the Company sold its interest in Early Warning Services which had been accounted for under the equity method.

A summary of unaudited financial information for the merchant alliances and other affiliates accounted for under the equity method of accounting is as follows (in millions):

	Successor
(in millions)	June 30, 2008	December 31, 2007
Total assets	$8,141.3	$7,443.7
Total liabilities	$6,735.3	$6,186.8

	Successor	Predecessor	Successor	Predecessor
(in millions)	Three months ended June 30, 2008	Three months ended June 30, 2007	Six months ended June 30, 2008	Six months ended June 30, 2007
Net operating revenues	$456.5	$421.1	$869.5	$796.5
Operating expenses	246.3	232.7	487.6	447.2

Operating income	$210.2	$188.4	$381.9	$349.3

Net income	$194.6	$181.2	$359.0	$333.9
FDC equity earnings	$41.6	$79.4	$73.7	$147.7

The primary components of assets and liabilities are settlement-related accounts as described in Note 6 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The formation of a merchant joint venture alliance accounted for under the equity method of accounting generally involves the Company and/or a financial institution contributing merchant contracts to the alliance and a cash payment from one owner to the other to achieve the desired ownership percentages. The asset amounts reflected above are owned by the alliances and other equity method investees and do not include any of such payments made by the Company. As discussed in Note 3, a portion of the preliminary purchase price related to the merger was allocated to the Company’s investments in unconsolidated joint ventures. The amount by which the total of the Company’s investments in its joint ventures exceeded its proportionate share of the joint ventures’ net assets totaled $3,282.6 million and $3,190.8 million at June 30, 2008 and December 31, 2007, respectively. The non-goodwill portion of this amount is considered an identifiable intangible asset that is amortized accordingly.

Note 7: Borrowings

The senior unsecured cash-pay term loan facility, senior unsecured PIK term loan facility and senior subordinated unsecured term loan facility represent bridge financing (the “bridge facilities”). In June 2008, the Company incurred fees totaling $102.4 million in connection with a modification of the bridge facilities (see descriptions of impact of modifications below). The fees have been capitalized as deferred financing costs and are reported in the “Other long-term assets” line of the Consolidated Balance Sheets. They are payable in three equal annual installments starting August 19, 2008 and are being amortized on a straight-line basis which approximates the interest method over the term of the respective debt, with a weighted-average period of 8 years. These fees replace higher underwriting fees that otherwise would have been payable when the bridge facilities are refinanced. No additional fees will now be due at that time.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Senior Secured Revolving Credit Facility and Senior Secured Term Loan Facility

The Company has a $2.0 billion senior secured revolving credit facility. The amounts outstanding against this facility were $130.0 million and $60.0 million as of June 30, 2008 and December 31, 2007, respectively.

The terms of the Company’s senior secured term loan facility require the Company to pay equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount. During the three and six months ended June 30, 2008, the Company paid $32.0 million and $63.9 million, respectively, of principal payments on the senior secured term loan facility in accordance with this provision ($29.5 million and $58.9 million, respectively, related to the U.S. dollar denominated loan and $2.5 million and $5.0 million, respectively, related to the euro denominated loan).

The Company entered into basis rate swaps to modify the variable rates on $6.0 billion of the previously executed $7.5 billion interest rate swaps related to the senior secured term loan facility and to lower the fixed interest rates on those interest rate swaps. The basis swaps pay interest at rates equal to three-month-LIBOR and receive interest at rates equal to one-month-LIBOR plus a fixed spread. One basis swap with a notional amount of $2.0 billion expires on June 24, 2009 and all other basis swaps with a combined notional amount of $4.0 billion expire on September 24, 2010. The Company also made a corresponding election on its senior secured term loan facility to change interest payments from three-month-LIBOR to one-month-LIBOR interest rate index on a $6.0 billion principal amount to match the terms of the basis swaps. Having re-designated certain of its hedging relationships to include the basis swaps, all of the interest rate swaps have been designated by the Company as hedges for accounting purposes. The net fixed rates on the interest rate swaps range from 3.779% to 5.2165%.

Senior Unsecured Cash-pay Term Loan Facility and Senior Unsecured PIK Term Loan Facility

The terms of the Company’s senior unsecured PIK (Payment In-Kind) term loan require that interest on this loan up to and including September 20, 2011 be paid entirely by increasing the principal amount of the outstanding loan or by issuing senior unsecured PIK debt. During the three and six months ended June 30, 2008, the Company increased the principal amount of this loan by $56.1 million and $123.7 million, respectively, in accordance with this provision.

In June 2008 and after negotiation with the holders of the debt, the Company entered into an agreement with the lenders which, among other things and most significantly, amended the interest rates on the senior unsecured term loan facilities. Effective June 19, 2008, the interest rate on the cash-pay term loan facility increased to 8.49% and the interest rate on the PIK term loan facility increased to 9.32%. The rates will be increased further to 9.875% on the cash-pay term loan facility and to 10.55% on the PIK term loan facility effective August 19, 2008 and thereafter. The rates effective as of August 19, 2008 are equivalent to the cap rates that were prescribed by the original loan agreements.

Senior Subordinated Unsecured Term Loan Facility

In June 2008 and after negotiation with the holders of the debt, the Company entered into an agreement with the lenders which, among other things and most significantly, amended the interest rates on the senior subordinated unsecured term loan facility. Effective June 19, 2008 the interest rate has increased to 9.80% and will be increased further to 11.25% starting August 19, 2008 and thereafter. The rate effective as of August 19, 2008 is equivalent to the cap rate that was prescribed by the original loan agreement.

Lines of Credit

The Company has lines of credit associated with First Data Deutschland which totaled approximately 160 million euro, or approximately $251 million, as of June 30, 2008. The Company had $119.3 million outstanding against these lines of credit as of June 30, 2008 and the full amount outstanding against these lines of credit as of December 31, 2007.

The Company has a line of credit associated with Cashcard Australia, Ltd. which is periodically used to fund ATM settlement activity. As of June 30, 2008, the line of credit totaled approximately 160 million Australian dollars, or approximately $154 million. The Company had $66.8 million and $54.6 million outstanding against this line of credit as of June 30, 2008 and December 31, 2007, respectively.

The Company also has committed lines of credit associated with the AIB joint venture which totaled 145 million euro, or approximately $227 million, as of June 30, 2008. The credit lines are used primarily to fund settlement activity. The Company had $51.1 million outstanding against these lines of credit as of June 30, 2008.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The Company has two credit facilities associated with First Data Polska which are periodically used to fund settlement activity. The maximum amount available under these facilities, which varies for peak needs during the year, totals 245 million Polish zloty, or approximately $114 million. The Company had no amount outstanding against these lines of credit as of June 30, 2008 and an immaterial amount outstanding at December 31, 2007.

Other

The Company’s Merchant Solutions joint venture partner funds settlement activity on behalf of the joint venture in accordance with the joint venture’s operating agreement and on an uncommitted basis. The joint venture, which is a consolidated subsidiary of the Company, had $64.8 million and $15.6 million outstanding under this agreement as of June 30, 2008 and December 31, 2007, respectively.

The Company is in compliance with all applicable covenants as of June 30, 2008.

Note 8: Comprehensive Income

The components of comprehensive income (loss) are as follows (in millions):

	Successor	Predecessor	Successor	Predecessor
	Three months ended June 30, 2008	Three months ended June 30, 2007	Six months ended June 30, 2008	Six months ended June 30, 2007
Net (loss) income	$(160.6)	$228.9	$(382.3)	$404.1
Foreign currency translation adjustment	59.3	40.1	291.1	68.1
Unrealized gain (loss) on hedging activities	169.7	(0.2)	0.7	0.7
Unrealized loss on securities	(8.9)	(4.5)	(9.6)	(18.4)

Total comprehensive income (loss)	$59.5	$264.3	$(100.1)	$454.5

As discussed in Note 1, the repositioning of the IPS investment portfolio resulted in the Company recognizing net pretax gains, net of the impact of terminating any associated interest rate swaps, of $34.5 million and $32.5 million for the three and six months ended June 30, 2007, respectively. In addition, during the second quarter 2007, the Company recognized $17.7 million of unrealized losses previously recorded in OCI also associated with the IPS portfolio. Realized gains and losses on the IPS investment portfolio are classified in revenue. Net gains and losses on other securities realized during the three and six months ended June 30, 2008 and 2007 are disclosed in Note 2, “Supplemental Financial Information.”

Note 9: Segment Information

For a detailed discussion of the Company’s principles regarding its operating segments refer to Note 17 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

As discussed in Note 1, the Company started operating under a new segment structure effective January 1, 2008. In connection with this segment realignment, the Company additionally excluded interest income and indirect corporate overhead from segment results. Segment results for the three and six months ended June 30, 2007 have been revised to reflect the new structure. A summary of the new segments follows:

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

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

The following table presents the Company’s operating segment results for three and six months ended June 30, 2008 and 2007, respectively:

Successor
Three months ended June 30, 2008 (in millions)	Merchant Services	Financial Services	International	Prepaid Services	Integrated Payment Systems	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$525.1	$497.5	$360.7	$51.2	$3.6	$18.3	$1,456.4
Investment income, net	5.3	0.9	6.5	—	23.0	—	35.7
Product sales and other	81.0	29.7	88.9	—	0.1	16.8	216.5
Reimbursable debit network fees, postage and other	332.3	175.4	7.5	—	—	—	515.2
Equity earnings in affiliates (a)	84.0	—	9.5	—	—	1.0	94.5

Total segment reporting revenues	$1,027.7	$703.5	$473.1	$51.2	$26.7	$36.1	$2,318.3

Internal revenue	$11.5	$6.5	$1.5	$—	$—	$—	$19.5
External revenue	1,016.2	697.0	471.6	51.2	26.7	36.1	2,298.8
Depreciation and amortization	203.3	103.2	67.7	7.5	—	11.8	393.5
Operating profit (loss)	109.0	111.7	31.6	6.0	16.3	(66.6)	208.0
Restructuring, derivative financial instruments gains and (losses) and non-operating foreign currency gains and (losses)	0.2	—	0.1	—	—	6.2	6.5

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Predecessor
Three months ended June 30, 2007 (in millions)	Merchant Services	Financial Services	International	Prepaid Services	Integrated Payment Systems	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$511.0	$514.8	$296.5	$47.1	$4.9	$23.4	$1,397.7
Investment income, net	12.9	1.3	4.7	—	34.7	—	53.6
Product sales and other	91.4	30.1	75.9	—	0.2	4.1	201.7
Reimbursable debit network fees, postage and other	260.1	167.8	8.6	—	—	—	436.5
Equity earnings in affiliates (a)	77.8	—	9.3	—	—	1.0	88.1

Total segment reporting revenues	$953.2	$714.0	$395.0	$47.1	$39.8	$28.5	$2,177.6

Internal revenue	$12.0	$9.4	$1.3	$—	$60.5	$5.6	$88.8
External revenue	941.2	704.6	393.7	47.1	(20.7)	22.9	2,088.8
Depreciation and amortization	54.3	64.6	52.9	2.4	0.6	9.4	184.2
Operating profit (loss)	261.1	153.0	34.8	6.7	25.3	(97.0)	383.9
Restructuring, litigation and regulatory settlements, investment losses and other	2.0	—	(6.7)	(5.0)	2.2	4.2	(3.3)

Successor
Six months ended June 30, 2008 (in millions)	Merchant Services	Financial Services	International	Prepaid Services	Integrated Payment Systems	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$1,002.0	$994.2	$710.7	$97.2	$7.2	$37.8	$2,849.1
Investment income, net	13.2	1.6	12.6	—	64.3	—	91.7
Product sales and other	159.2	54.8	160.7	—	0.2	55.9	430.8
Reimbursable debit network fees, postage and other	623.2	358.4	16.8	—	—	—	998.4
Equity earnings in affiliates (a)	155.9	—	16.9	—	—	2.0	174.8

Total segment reporting revenues	$1,953.5	$1,409.0	$917.7	$97.2	$71.7	$95.7	$4,544.8

Internal revenue and pretax equivalency	$22.4	$13.4	$3.4	$—	$—	$—	$39.2
External revenue	1,931.1	1,395.6	914.3	97.2	71.7	95.7	4,505.6
Depreciation and amortization	397.8	202.3	129.3	15.4	0.1	17.0	761.9
Operating profit (loss)	181.9	214.2	52.9	8.7	50.3	(100.3)	407.7
Restructuring, investment gains, derivative financial instruments gains and (losses) and non-operating foreign currency gains and (losses)	12.7	—	9.1	—	—	(58.5)	(36.7)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Predecessor
Six months ended June 30, 2007 (in millions)	Merchant Services	Financial Services	International	Prepaid Services	Integrated Payment Systems	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$958.6	$997.7	$578.4	$93.2	$9.6	$47.1	$2,684.6
Investment income, net	25.0	3.0	7.5	—	48.6	—	84.1
Product sales and other	178.5	63.5	135.2	—	0.4	14.9	392.5
Reimbursable debit network fees, postage and other	490.2	345.2	17.4	—	—	—	852.8
Equity earnings in affiliates (a)	145.9	—	17.2	—	—	2.0	165.1

Total segment reporting revenues	$1,798.2	$1,409.4	$755.7	$93.2	$58.6	$64.0	$4,179.1

Internal revenue and pretax equivalency	$23.4	$19.2	$2.3	$—	$120.9	$11.2	$177.0
External revenue	1,774.8	1,390.2	753.4	93.2	(62.3)	52.8	4,002.1
Depreciation and amortization	109.5	128.8	102.9	4.3	2.1	17.4	365.0
Operating profit (loss)	456.2	297.9	69.0	15.8	28.3	(169.6)	697.6
Restructuring, impairments, litigation and regulatory settlements, investment gains and (losses), other and debt repayment costs	(0.6)	0.1	(6.3)	(5.0)	(15.2)	5.4	(21.6)

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows (in millions):

	Successor	Predecessor	Successor	Predecessor
(in millions)	Three months ended June 30, 2008	Three months ended June 30, 2007	Six months ended June 30, 2008	Six months ended June 30, 2007

Revenues:
Total reported segments	$2,282.2	$2,149.1	$4,449.1	$4,115.1
All other and corporate	36.1	28.5	95.7	64.0

Subtotal	2,318.3	2,177.6	4,544.8	4,179.1

Equity earnings in affiliates (a)	(94.5)	(88.1)	(174.8)	(165.1)
Eliminations (b)	(19.5)	(88.8)	(39.2)	(177.0)

Consolidated	$2,204.3	$2,000.7	$4,330.8	$3,837.0

(Loss) income before income taxes, minority interest, equity earnings in affiliates and discontinued operations:
Total reported segments	$274.6	$480.9	$508.0	$867.2
All other and corporate	(66.6)	(97.0)	(100.3)	(169.6)

Subtotal	208.0	383.9	407.7	697.6

Interest income	6.6	12.9	15.6	20.9
Interest expense	(451.1)	(35.9)	(968.8)	(70.4)
Minority interest from segment operations (c)	40.3	40.2	69.3	69.2
Equity earnings in affiliates	(41.6)	(79.4)	(73.7)	(147.7)
Restructuring, net	0.1	(5.9)	0.1	(7.9)
Impairments	—	—	—	(16.3)
Litigation and regulatory settlements	—	(5.0)	—	(5.0)
Other	—	7.7	—	7.7
Other income (expense)	6.4	2.4	(36.8)	3.4
Eliminations (b)	—	(61.2)	—	(121.9)

Consolidated	$(231.3)	$259.7	$(586.6)	$429.6

(a)	Excludes equity losses that were recorded in expense and the amortization related to the excess of the investment balance over the Company’s proportionate share of the investee’s net book value.

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

(c)	Excludes minority interest attributable to items excluded from segment operations.

Segment assets are as follows (in millions):

	Successor
	June 30, 2008	December 31, 2007
Assets:
Merchant Services	$21,690.0	$21,370.3
Financial Services	8,229.7	8,297.3
International	8,020.4	6,841.1
Prepaid Services	1,228.4	1,518.5
Integrated Payment Systems	6,910.9	13,138.2
All Other and Corporate	1,321.8	1,343.9

Consolidated	$47,401.2	$52,509.3

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

On October 15, 2003, the plaintiffs In Re: Concord EFS, Inc. Shareholders Litigation moved for leave to file a third amended consolidated complaint similar to the previous complaints but also alleging that the proxy statement disclosures relating to the antitrust regulatory approval process were inadequate. A motion to dismiss was filed on June 22, 2004 alleging that the claims should be denied and are moot since the Concord Merger has occurred. On October 18, 2004, the Court heard arguments on the plaintiff’s motion to amend complaint and defendant’s motion to dismiss. On September 12, 2006, the Court granted the plaintiff’s motion to file a third amended complaint. In early November 2006, Concord filed a motion to dismiss the third amended complaint. On June 28, 2007, a hearing was held on Concord’s motion to dismiss the third amended complaint. On May 2, 2008, the Court issued an order granting Concord’s motion. On May 22, 2008 the Court entered a final judgment in favor of Concord, dismissing the action. On May 29, 2008 the plaintiffs filed a notice of appeal. The Company intends to vigorously defend the action and an estimate of possible losses, if any, cannot be made at this time.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The USPTO issued a Certificate of Reexamination on the 988 Patent on October 3, 2007 and on the 137 Patent in December 2007. The Company intends to vigorously defend the action and an estimate of possible losses, if any, cannot be made at this time.

On February 24, 2006, DataTreasury filed a complaint with the United States District Court for the Eastern District of Texas, Marshall Division, naming more than 50 defendants, including the Company and its wholly owned subsidiaries Telecheck Services, Inc. and Remitco, for the infringement of Patent No. 5,930,778 (the “778 Patent”). The complaint seeks a declaration that the 778 Patent is valid and enforceable, injunctive relief, unidentified damages, prejudgment interest, treble damages, costs of suit and attorneys’ fees. The 778 patent generally relates to the clearing of financial instruments. On September 25, 2007, all defendants entered into a stipulation, which, pursuant to the court’s order, will result in a stay of the case pending the outcome of a pending re-examination of the 778 patent. The parties currently are engaged in mediation. The Company intends to vigorously defend the action and an estimate of possible losses, if any, cannot be made at this time.

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

Note 11: Employee Benefit Plans

The following table provides the components of net periodic benefit expense from continuing operations for the Company’s defined benefit pension plans:

	Successor	Predecessor	Successor	Predecessor
(in millions)	Three months ended June 30, 2008	Three months ended June 30, 2007	Six months ended June 30, 2008	Six months ended June 30, 2007
Service costs	$2.7	$2.7	$5.5	$5.4
Interest costs	10.7	9.2	21.5	18.2
Expected return on plan assets	(11.1)	(9.5)	(22.3)	(18.8)
Amortization	—	2.2	—	4.3

Net periodic benefit expense from continuing operations	$2.3	$4.6	$4.7	$9.1

The Company estimates pension plan contributions for 2008 to be approximately $65 million. During the six months ended June 30, 2008, $43.6 million was contributed to the United Kingdom plan. No contributions are expected to the U.S. plan during 2008.

Note 12: Stock-Based Compensation

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

Total stock-based compensation expense recognized in the Consolidated Statements of Operations resulting from stock options, non-vested restricted stock awards and non-vested restricted stock units was $6.2 million and $10.6 million pretax for the three and six months ended June 30, 2008, respectively. Stock-based compensation expense is recognized in the “Selling, general and administrative” line item of the Consolidated Statements of Operations.

Stock Options

During the six months ended June 30, 2008, time options and performance options were granted under the new stock plan. Generally, time options and performance options were granted equally based on a multiple of the employee’s investment in shares of Holdings and have a contractual term of 10 years. Time options will vest equally over a five-year period and performance options will vest based upon Company EBITDA targets for the years 2008 through 2012. These EBITDA targets have both annual and cumulative components. The options also have certain accelerated vesting provisions upon a change in control, an initial public offering, and certain termination events.

The fair value of Holdings stock options granted for the three and six months ended June 30, 2008 were estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	Three months ended June 30, 2008	Six months ended June 30, 2008
Risk-free interest rate (weighted-average)	3.74%	3.35%
Dividend yield	—	—
Volatility (weighted-average)	62.58%	54.68%
Expected term (in years)	7	7
Fair value of stock	$5	$5
Fair value of options	$3	$3

Risk-free interest rate—The risk-free rate for stock options granted during the period was determined by using a zero-coupon U.S. Treasury rate for the periods that coincided with the expected terms listed above.

Expected dividend yield—No dividends are currently being paid by Holdings, or are expected to be paid in future periods.

Expected volatility—As Holdings is a non-publicly traded company, the expected volatility is based on the historical volatilities of a group of guideline companies.

Expected term—The Company estimated the expected term by considering the historical exercise and termination behavior of employees that participated in the predecessor equity plans, the vesting conditions of options granted under the stock plan, as well as the impact of limited liquidity for common stock of a non-publicly traded company.

A summary of Holdings stock option activity for the six months ended June 30, 2008 is as follows (options in millions):

2008 Options
Outstanding at January 1	—
Granted	57.5
Cancelled / Forfeited	(1.1)

Outstanding at June 30	56.4

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

A summary of Holdings restricted stock award and restricted stock unit activity for the six months ended June 30, 2008 is as follows (awards/units in millions):

2008 Awards/Units
Non-vested at January 1	—
Granted	2.0
Cancelled / Forfeited	(0.1)

Non-vested at June 30	1.9

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

Total stock-based compensation expense recognized in the Consolidated Statements of Operations resulting from stock options, non-vested restricted stock awards, non-vested restricted stock units as well as the employee stock purchase plan (“ESPP”) was $24.2 million and $52.0 million for the three months and six months ended June 30, 2007, respectively. Stock-based compensation expense in 2007 was recognized in the “Cost of services” and “Selling, general and administrative” line items of the Consolidated Statements of Operations.

Stock Options and Employee Stock Purchase Plan Rights

The fair value of FDC stock options granted and ESPP rights for the three and six months ended June 30, 2007 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

Stock Options [1]
Six months ended June 30, 2007
Risk-free interest rate	4.65%
Dividend yield	0.49%
Volatility	23.42%
Expected term (in years)	5
Fair value	$7

[1]	There were no stock options granted during the three months ended June 30, 2007.

	ESPP
	Three months ended June 30, 2007	Six months ended June 30, 2007
Risk-free interest rate	4.87%	4.75%
Dividend yield	0.46%	0.47%
Volatility	23.79%	23.85%
Expected term (in years)	0.25	0.25
Fair value	$6	$6

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 13: Fair Value Measurement

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

Financial instruments carried at fair value as of June 30, 2008 and measured at fair value on a recurring basis are classified in the table below according to the hierarchy described above:

	Fair Value Measurement Using
June 30, 2008 (in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Settlement Assets:
Student loan auction rate securities	$—	$—	$541.0	$541.0
Other available–for-sale securities	6.1	5,721.8	—	5,727.9

Total assets at fair value	$6.1	$5,721.8	$541.0	$6,268.9

Other Liabilities:
Interest rate swaps	$—	$186.0	$—	$186.0
Foreign currency derivatives	—	31.9	—	31.9

Total liabilities at fair value	$—	$217.9	$—	$217.9

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

June 30, 2008 (in millions)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3) Student loan auction rate securities
Beginning balance January 1, 2008	$—
Total gains or losses (realized or unrealized):
Included in other comprehensive income	(12.1)
Transfers in (out) of Level 3	553.1

Ending balance June 30, 2008	$541.0

Settlement Assets

As of June 30, 2008, $6.3 billion of the Company’s $13.2 billion of “Settlement assets” were comprised of financial instruments that were carried at fair value. These investments included student loan auction rate securities (“SLARS”) and other available-for-sale securities discussed in more detail below.

Student loan auction rate securities

As of June 30, 2008, the Company held $541 million ($553.1 million par value) of SLARS which are long-term debt instruments with variable interest rates that historically would periodically reset through a Dutch auction process but do not include a put-back option. Beginning in mid-February 2008, due largely to uncertainty in the global credit and capital markets, investment banks and broker dealers became less willing to support SLARS and other ARS auctions. As a result, multiple auctions failed, including the auctions for the SLARS still held by the Company, although certain other ARS were successfully auctioned by the Company during that time. A failed auction does not represent a default by the issuer of the underlying security. As of June 30, 2008, the student loan auction rate securities held by the Company were all AAA rated, except for one AA rated, were all collateralized by securitized student loans substantially guaranteed by the United States government and continued to pay interest in accordance with the terms of their respective security agreements. The Company will not be able to access liquidity for these investments until the auction market successfully resumes, a secondary market is established for long-term investors, or issuers redeem the securities. The Company has the ability and intent to hold these securities due to the extended time period over which the wind-down of the official check and money order business, discussed in Note 1, will take place.

Due to the lack of observable market activity for the SLARS held by the Company and as of June 30, 2008, the securities have been valued based on comparison to similar securities for which market data is available. The Company made certain adjustments to the observable market inputs, primarily relating to estimating the effective maturity dates for the securities held by the Company, which had a significant impact on the fair value. Accordingly, the resulting fair value was classified as Level 3 within the fair value hierarchy. The Company has recorded an unrealized loss of $12.1 million relating to the SLARS which it attributes to limited liquidity rather than credit issues.

Other available-for-sale securities

As of June 30, 2008, the Company held preferred shares issued by the Federal Home Loan Mortgage Corporation (“Freddie Mac”) that are valued using quoted stock prices from the New York Stock Exchange and classified as Level 1 above.

The Company also held certain investments in primarily short-term debt securities, including commercial paper (both discounted and interest bearing), money market funds, certificates of deposit (both domestic and Yankee), variable rate demand notes with a put back option and fixed rate corporate bonds. Prices for these securities are not quoted on active exchanges but are priced through an independent third party pricing service based on quotations from market-makers in the specific instruments or, where appropriate, other market inputs including interest rates, benchmark yields, reported trades, issuer spreads, two sided markets, benchmark securities, bids, offers, and reference data. In certain instances, amortized cost is considered an appropriate approximation of market value. These securities are classified as Level 2 above.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Other Assets

The Company maintains certain other investments (not included in the table above) that are classified as available-for-sale, carried at fair value and included in the “Other long-term assets” line item in the Consolidated Balance Sheets. These totaled less than $1.0 million and include primarily equity securities which are valued based on Level 2 inputs.

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

Inputs to the derivative pricing models are generally observable and do not contain a high level of subjectivity. The degree to which the Company’s credit worthiness impacts the value does require some management judgment but as of June 30, 2008, the impact of this assessment on the overall value of the Company’s derivatives was not significant and the Company’s derivatives are classified within Level 2 of the hierarchy.

Note 14: Income Taxes

During the six months ended June 30, 2008, the Company’s liability for unrecognized tax benefits accrued under the provisions of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”) was reduced by $11 million after negotiating settlement with certain state jurisdictions. The reduction in the liability was recorded through cash payments and a decrease to goodwill. As of June 30, 2008, the Company anticipates it is reasonably possible that its liability for unrecognized tax benefits may change within the next twelve months; however, the Company does not expect the change to significantly increase or decrease the total amounts of unrecognized tax benefits.

Note 15: Related Party Transactions

The Company has engaged in a transaction associated with Plane Fish, LLC, of which Mr. Labry, an executive officer of the Company, is the sole member. Plane Fish, LLC owned an aircraft which it leased to a charter company. The charter company made the aircraft available to its customers, including the Company, which used the aircraft solely in connection with business-related travel by Mr. Labry and other Company employees. On March 17, 2008, a third party leasing company acquired the aircraft from Plane Fish, LLC for $8.5 million and the Company now leases the plane from the third party leasing company through a capital lease. The Company negotiated the $8.5 million purchase price with Plane Fish, LLC and arranged for the third party leasing company to purchase the aircraft with the Company’s commitment to lease the aircraft. The Company also reimbursed Plane Fish, LLC for $589,282 of additional expense incurred in operating the aircraft from September 24, 2007 until the date of purchase that previously had not been reimbursed.

On January 31, 2006, First Data Merchant Services Corporation (“FDMS”), a wholly owned subsidiary of the Company, entered into a four year, eight month sublease agreement with The Labry Companies, Inc. for approximately 3,600 square feet of office space in Memphis, Tennessee, including furniture, fixtures and equipment, on customary terms. During 2008, the Company paid approximately $71,000 to The Labry Companies, Inc. under the sublease. On June 1, 2008, FDMS terminated the sublease agreement and paid a fee to The Labry Companies of approximately $220,000 pursuant to the sublease agreement. First Data Merchant Services Corporation entered into a direct lease agreement with the landlord for additional space and a longer term as of June 1, 2008. The Labry Companies, Inc. will retain the furniture, fixtures and equipment following the expiration or termination of the lease, or upon Mr. Labry’s separation from the Company.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

First Data Corporation (“FDC” or “the Company”), with headquarters in Greenwood Village, Colorado, operates electronic commerce businesses providing services that include merchant transaction processing and acquiring services; credit, retail and debit card issuing and processing services; prepaid card services; official check issuance; and check verification, settlement and guarantee.

On September 24, 2007, the Company merged with an affiliate of Kohlberg Kravis Roberts & Co (“KKR”). See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for details related to the merger.

The Company applied purchase accounting to the opening balance sheet and results of operations effective immediately subsequent to the merger date which remains in its preliminary stages. The value assigned at June 30, 2008 to intangible assets and fixed assets is based on preliminary valuation data and may change upon finalization of the valuation. The Company is also in the process of working through other potential purchase accounting adjustments that mostly relate to pre-acquisition contingencies, implementation of management’s restructuring plans and related deferred taxes on the purchase accounting. The Company will finalize its purchase accounting in the third quarter 2008.

Presentation

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is presented for the successor periods for the three and six months ended June 30, 2008 and the predecessor periods for the three and six months ended June 30, 2007. Predecessor and successor primarily relate to the periods preceding the merger and the periods succeeding the merger, respectively.

Segment Realignment

A new Chief Executive Officer, the Company’s chief operating decision maker, was appointed as a result of the September 24, 2007 merger with an affiliate of KKR. In connection with this change in leadership, changes were made to the Company’s senior management and organization of the business. Effective January 1, 2008, the Company’s new Chief Executive Officer began making strategic and operating decisions with regards to assessing performance and allocating resources based on a new segment structure. FDC now operates in five business segments: Merchant Services, Financial Services, International, Prepaid Services and Integrated Payment Systems (“IPS”). A summary of the new segments follows:

•

The Merchant Services segment is comprised of businesses that provide services which facilitate the merchants’ ability to accept credit, debit, stored-value and loyalty cards. The segment’s processing services include authorization, transaction capture, settlement, chargeback handling, and internet-based transaction processing. Merchant Services also provide point-of-sale (“POS”) devices and other equipment necessary to capture merchant transactions. A majority of these services are offered to the merchants through joint ventures or other alliance arrangements primarily with financial institutions and pertain to transactions in which consumer payments to merchants are made through a card association (such as Visa or MasterCard), a debit network, or another payment network (such as Discover).

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

•

The International segment is comprised of businesses that provide the following services outside of the United States: credit, retail, debit and prepaid card processing; merchant acquiring and processing; ATM and POS processing, driving, acquiring and switching services; and card processing software. The largest components of the segment’s revenue are fees for facilitating the merchants’ ability to accept credit, retail and debit cards by authorizing, capturing, and settling merchants’ credit, retail, debit, stored-value and loyalty card transactions as well as for transaction authorization and posting, network switching and account management.

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

2008 Financial Summary

Significant financial and other measures for the three and six months ended June 30, 2008 included:

•

Total revenues increased 10% and 13% for the three and six month periods in 2008 in comparison to the same periods in 2007, with Merchant Services segment revenue growing 8% and 9%, Financial Services segment revenue decreasing 1% for the three month period and remaining flat for the six month period, and International segment revenue growing 20% and 21% for the same periods, respectively.

•

During the three and six months ended June 30, 2008 compared to the same periods in 2007, domestic merchant transactions increased 11% to 7.0 billion and 11% to 13.5 billion, respectively; domestic debit issuer transactions increased 3% to 3.1 billion and 3% to 5.9 billion, respectively; and international transactions increased 23% to 1.6 billion and 18% to 3.1 billion, respectively.

•

Operating profit for the three and six months ended June 30, 2008 decreased 26% and 15% from the same periods in the prior year due to increased depreciation and amortization principally as the result of merger related purchase accounting and benefited from increased net investment income among other items.

•

Net losses of $160.6 million and $382.3 million were generated for the three and six months ended June 30, 2008, respectively, compared to net income of $228.9 million and $404.1 million for the same periods in 2007, most significantly impacted by an increase in interest expense of $260.3 million and $563.3 million for the three and six months ended June 30, 2008, respectively, net of tax, primarily driven by debt issued in connection with the merger. Also contributing to the net losses was an increase in deprecation and amortization of $131.3 million and $248.9 million for the three and six months ended June 30, 2008, respectively, net of tax, primarily as a result of merger related purchase accounting offset by increased net investment income among other items.

2008 Acquisitions

•

In January 2008, the Company entered into a joint venture with Allied Irish Banks p.l.c. (“AIB”), of which the Company owns 50.1%. The joint venture provides card acquiring services in the Republic of Ireland, the United Kingdom and elsewhere in Europe. The joint venture with AIB is consolidated and reported in the International segment.

•

In April 2008, the Company signed an agreement to acquire InComm Holdings Inc. (“InComm”), a distributor of stored value gift and prepaid products. The transaction is subject to customary closing conditions and regulatory approvals. The parties have agreed to extend the completion date of the transaction in order to complete certain closing conditions and to negotiate and mutually agree upon changes to the merger terms. Subject to the Company reaching agreement with the sellers on such revised terms, it would expect to close the transaction in the second half of 2008.

•	In July 2008, the Company purchased the remaining 31.8% interest in its Money Network Financial, LLC subsidiary previously owned by minority interest holders.

Chase Paymentech

The Company’s largest merchant alliance, Chase Paymentech SolutionsTM, a global payments and merchant acquiring entity, is 51% owned by J.P. Morgan Chase Bank, N.A., and 49% owned by FDC. On May 27, 2008, the Company announced it had reached agreement with JPMorgan Chase to end the Chase Paymentech joint

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

venture by the end of 2008. In the interim, the two companies will continue to operate the joint venture. After the transition, JPMorgan Chase and First Data will operate separate payment businesses. First Data will continue to provide transaction processing and data commerce solutions for allocated merchants through its current technology platforms. First Data will assume management of the full-service independent sales organization (“ISO”) and Agent Bank unit of the joint venture and will integrate 49% of the joint venture’s assets and a portion of the joint venture employees into its existing merchant acquiring business. First Data has historically accounted for its minority interest in the joint venture under the equity method of accounting. Subsequent to the wind up of the joint venture, the portion of the alliance’s business retained by the Company will be reflected on a consolidated basis throughout the financial statements. As a result and on a pro forma basis, the expiration would not be expected to have a material impact on historical net income (loss) and the Company’s historical reported revenues and expenses would increase. Expiration of the alliance will result in the loss of JPMorgan Chase branch referrals and access to the JPMorgan Chase brand. Additionally, expiration in 2008 will cause the Company to incur an obligation associated with taxes. Based on preliminary estimates and assumptions this obligation could be in excess of $200 million. A significant portion of this obligation may, however, be recovered through the future amortization of increased tax basis generated by this event. Expiration will also pose the following potential risks: loss of certain processing volume over time, disruption of the business due to the need to identify and transition to a new financial institution sponsorship and clearing services for the merchants allocated to FDC, and post-expiration competition by JPMorgan, any of which could have a material adverse effect on the Company’s operations and results.

Other

In July 2008, IPS agreed with The Western Union Company (“Western Union”) that on October 1, 2009 IPS will assign and transfer to Western Union, among other things, certain assets and equipment used by IPS to issue retail money orders and an amount sufficient to satisfy all outstanding retail money orders. On the closing date, Western Union will assume IPS’s role as issuer of the retail money orders. The transfer will result in a significant decrease to the IPS settlement asset portfolio.

Results of Operations

Consolidated results should be read in conjunction with segment results, which provide more detailed discussions concerning certain components of the Consolidated Statements of Operations. All significant intercompany accounts and transactions have been eliminated.

Consolidated Results

	Successor		Predecessor
	Three months ended June 30,		Three months ended June 30,		Change
(in millions)	2008	% of Total Revenue	2007	% of Total Revenue	Amount	%
Revenues:
Transaction and processing service fees	$1,443.7	65%	$1,377.8	68%	$65.9	5%
Investment income, net	35.8	2%	(7.5)	(0)%	43.3	NM
Product sales and other	214.0	10%	199.5	10%	14.5	7%
Reimbursable debit network fees, postage and other	510.8	23%	430.9	22%	79.9	19%

	$2,204.3	100%	$2,000.7	100%	$203.6	10%

Expenses:
Cost of services (exclusive of items shown below)	$749.3	35%	$720.3	35%	$29.0	4%
Cost of products sold	83.4	4%	72.9	4%	10.5	14%
Selling, general and administrative	315.3	14%	330.9	17%	(15.6)	(5)%
Reimbursable debit network fees, postage and other	510.8	23%	430.9	22%	79.9	19%
Depreciation and amortization	338.8	15%	162.2	8%	176.6	109%
Other operating expenses, net	(0.1)	(0)%	3.2	0%	(3.3)	NM

	$1,997.5	91%	$1,720.4	86%	$277.1	16%

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

	Successor		Predecessor
	Six months ended June 30,		Six months ended June 30,		Change
(in millions)	2008	% of Total Revenue	2007	% of Total Revenue	Amount	%
Revenues:
Transaction and processing service fees	$2,823.4	65%	$2,645.5	69%	$177.9	7%
Investment income, net	91.8	2%	(37.8)	(1)%	129.6	NM
Product sales and other	426.0	10%	387.5	10%	38.5	10%
Reimbursable debit network fees, postage and other	989.6	23%	841.8	22%	147.8	18%

	$4,330.8	100%	$3,837.0	100%	$493.8	13%

Expenses:
Cost of services (exclusive of items shown below)	$1,506.1	35%	$1,411.7	37%	$94.4	7%
Cost of products sold	154.3	4%	139.6	4%	14.7	11%
Selling, general and administrative	619.6	14%	625.7	16%	(6.1)	(1)%
Reimbursable debit network fees, postage and other	989.6	23%	841.8	22%	147.8	18%
Depreciation and amortization	657.9	15%	321.0	8%	336.9	105%
Other operating expenses, net	(0.1)	(0)%	21.5	1%	(21.6)	NM

	$3,927.4	91%	$3,361.3	88%	$566.1	17%

NM - Not Meaningful

The following provides highlights of revenue and expense growth for the three and six months ended June 30, 2008 compared to the same periods in 2007, while a more detailed discussion is included in the “Segment Results” section below:

Operating revenues overview

Transaction and processing service fees – Revenue increased due to the growth of existing clients, increased transaction volumes, acquisitions and the benefit of foreign currency exchange rate movements. This increase was partially offset by price compression and lost business. Growth rates slowed in the second quarter 2008 compared to the first quarter 2008 due to a slow down in the economy and the grow over impact of the expansion of Electronic Check Acceptance (“ECA”) into more locations of large national retailers in the second quarter 2007.

Investment income, net – The increase in investment income is mostly due to reduced commissions that are netted against earnings on the official check and money order business investment portfolio in the IPS segment. The reduced commissions were caused by favorable changes in interest rates and modifications to the contract terms made in conjunction with the wind-down of the official check and money order business. Investment income also increased as a result of repositioning the IPS portfolio to taxable investments; however, this increase was more than offset by decreases resulting from lower market interest rates and a decrease in the portfolio balances caused by the wind-down of the official check and money order business. Investment income declined in the second quarter 2008 over the first quarter 2008 and the Company expects that investment income will continue to decline in future quarters as the official check and money order business continues to wind-down. IPS segment revenues benefited from the above noted items but were partially offset by a decrease resulting from presenting the segment’s revenues on a pretax equivalent basis in 2007 but not in 2008. Such presentation is not necessary in 2008 due to the repositioning of the portfolio to taxable investments. The impact of this segment presentation in 2007 was eliminated for consolidated reporting purposes.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Product sales and other – Increased for the three and six months ended June 30, 2008 over the same periods in 2007 due to an increase in royalty income of approximately $12 million and $40 million, respectively, within All Other and Corporate, the impact of acquisitions and an increase in the International segment terminal sales partially offset by decreases resulting from a decline in professional services revenue due to completed projects, higher contract termination fees in 2007 and a portfolio sale in 2007.

Reimbursable debit network fees, postage and other – Increased most significantly due to increases in debit network fees resulting from the continued growth of PIN-debit transaction volumes as well as rate increases imposed by the debit networks and due to an increase in postal rates.

Operating expenses overview

Cost of services – The majority of the increase is due to the impact of acquisitions. Outside professional services expense increased due to global labor sourcing initiatives, consulting expenses and data center consolidation. Partially offsetting these increases was a decrease in employee related expenses due to a decrease in share-based compensation resulting from the Company’s new equity compensation plan implemented after the merger as compared to the pre-merger equity compensation plan, within All Other and Corporate, as well as decreases resulting from merger-related reductions in force, the largest of which occurred in the fourth quarter 2007. Also, partially offsetting the increase was a decrease in check net warranty expense for the quarter due to changes in warranty rates as well as the grow over of the ECA expansion into more locations of large national retailers in the second quarter of 2007. Cost of services, as a percentage of transaction and processing service fee revenue, decreased slightly as a result of the items noted above.

Cost of products sold – Increased due to acquisitions and increased terminal sales within the International segment offset partially by a decrease in costs associated with terminal and software sales due to a decline in sales volumes domestically.

Selling, general and administrative – Decreased due to a decline in employee related expenses resulting from a decrease in share-based compensation expense due to the Company’s new equity compensation plan implemented after the merger as compared to the pre-merger equity compensation plan and legal fees related to the merger incurred in 2007, both within All Other and Corporate, as well as merger-related reductions in force. Partially offsetting these decreases are the impacts of acquisitions as well as sponsor management fees.

Depreciation and Amortization – Increased significantly in both the three and six months ended June 30, 2008 due to the amortization of identifiable intangible assets recorded in purchase accounting related to the merger as well as amortization of customer relationships on an accelerated basis in the successor period. Partially offsetting this increase was a decrease related to the depreciation of fixed assets recorded in purchase accounting related to the merger. Although the total value of the fixed assets increased from pre-merger book values, certain of the depreciable assets were determined to have longer lives which resulted in lower annual depreciation.

Other operating expenses, net

Restructuring charges during the first quarter of 2007 resulted from efforts to improve the overall efficiency and effectiveness of the sales and sales support teams within the Merchant Services segment. This action resulted in the termination of approximately 230 sales related employees comprising approximately 10% of the segment’s regional sales, cross-sale and sales support organizations. The charges recorded in second quarter 2007 resulted from the termination of approximately 120 employees within the International segment. The terminations were associated with the data center consolidation and global sourcing initiatives.

During the first quarter 2007, the Company recorded a charge of $16.3 million related to the impairment of goodwill and intangible assets associated with the wind-down of the Company’s official check and money order business. In addition, during the second quarter 2007, the Company recorded a $5.0 million litigation accrual associated with a judgment against the Company pertaining to a vendor contract issue in the Prepaid Services segment. Also, during the second quarter 2007, the Company released a portion of the domestic escheatment accrual made in the fourth quarter 2005 which is reflected in “Other”. The release was prompted by reaching resolution with a large majority of all the states as to the Company’s escheatment liability.

Interest expense

Interest expense for the three and six months ended June 30, 2008 increased significantly compared to the same periods in 2007 due to debt of approximately $22.8 billion at June 30, 2008, incurred primarily as the result of the merger, compared to approximately $2.3 billion as of June 30, 2007. Higher interest rates on the new merger related debt also contributed to the increase.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Other income (expense)

	Successor	Predecessor
(in millions)	Three months ended June 30, 2008	Three months ended June 30, 2007
Investment gains and (losses)	—	$(0.1)
Derivative financial instruments gains and (losses)	$9.4	—
Divestitures, net	—	2.5
Non-operating foreign currency gains and (losses)	(3.0)	—

Other income (expense)	$6.4	$2.4

	Successor	Predecessor
(in millions)	Six months ended June 30, 2008	Six months ended June 30, 2007
Investment gains and (losses)	$22.1	$(1.5)
Derivative financial instruments gains and (losses)	(3.4)	—
Divestitures, net	—	3.5
Debt repayment gains and (losses)	—	1.4
Non-operating foreign currency gains and (losses)	(55.5)	—

Other income (expense)	$(36.8)	$3.4

The investment gains for the six months ended June 30, 2008 resulted from the sale of MasterCard stock. The derivative financial instruments gains and losses for the three and six month periods in 2008 were due most significantly to the mark-to-market adjustments for cross currency swaps that were not designated as accounting hedges, certain interest rate swaps that were not designated as accounting hedges for a period of time and the ineffectiveness from interest rate swaps that were designated as accounting hedges but are not perfectly effective.

For the three and six months ended June 30, 2008, the net non-operating foreign currency exchange losses related to the mark-to-market of the Company’s intercompany loans and the euro-denominated debt issued in connection with the merger. Historically, intercompany loans were deemed to be of a long-term nature for which settlement was not planned or anticipated in the foreseeable future. Accordingly, the translation adjustments were reported in “Other comprehensive income”. Effective in September 2007 and in conjunction with the merger, the Company made the decision to begin settling intercompany loans which results in a benefit or charge to earnings due to movement in foreign currency exchange rates.

Income taxes

The Company’s effective tax rate on pretax (loss) income was (30.2%) and (34.4%), a tax benefit, for the three and six months ended June 30, 2008, respectively, and 23.4% and 21.2%, a tax expense, for the same periods in 2007. The effective tax benefits in the three month period ended June 30, 2008 are less than the statutory rate due primarily to state tax accruals and continued accruals on prior year uncertain tax positions and increases in valuation allowances. Prior to the second quarter of 2008, the Company’s tax benefit was increased by the accrual of a dividend received deduction on certain of the equity earnings from Chase Paymentech. It was determined that the alliance would suspend its dividend payments on 2008 earnings due to the anticipated termination of the alliance. Following the suspension of dividend payments, the Company has reversed the dividend received tax benefit in the second quarter 2008. Accruals in uncertain tax positions and increases in valuation allowances were substantially offset by other items for the 2008 six-month period. The 2007 effective tax rate, for the three and six month periods, was below the statutory rate due to the impact of non-taxable interest income from the IPS municipal bond portfolio. This non-taxable interest income significantly reduced the effective tax rate for the three and six months ended June 30, 2007 by 12 and 15 percentage points, respectively. Other items that impacted the effective tax rate are not individually significant.

During the six months ended June 30, 2008, the Company’s liability for unrecognized tax benefits accrued under FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”) was reduced by $11 million after negotiating settlement with certain state jurisdictions. The reduction in the

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

liability was recorded through cash payments and a decrease to goodwill. As of June 30, 2008, the Company anticipates it is reasonably possible that its liability for unrecognized tax benefits may change within the next twelve months; however, the Company does not expect the change to significantly increase or decrease the total amounts of unrecognized tax benefits.

Equity earnings in affiliates

The decrease in equity earnings in affiliates for the three and six months ended June 30, 2008 compared to the same periods in 2007 was due to increased amortization associated with the value assigned to the identifiable intangible assets of merchant alliances in the preliminary intangible asset valuation resulting from the merger as well as amortization of customer relationships on an accelerated basis in the successor period. As discussed in “Overview” above, equity earnings will decrease significantly subsequent to the termination of the Chase Paymentech alliance.

Segment Results

As discussed above in “Overview,” results of operations reflect the segment realignment.

Merchant Services Segment Results

	Successor		Predecessor
	Three months ended June 30,		Three months ended June 30,		Change
(in millions)	2008	% of Segment Revenue	2007	% of Segment Revenue	Amount		%
Revenues:
Transaction and processing service fees	$525.1	51%	$511.0	54%	$14.1		3%
Product sales and other	81.0	8%	91.4	10%	(10.4)		(11)%
Reimbursable debit network fees, postage and other	332.3	32%	260.1	27%	72.2		28%
Equity earnings in affiliates	84.0	8%	77.8	8%	6.2		8%
Other revenue	5.3	1%	12.9	1%	(7.6)		(59)%

Total revenue	$1,027.7	100%	$953.2	100%	$74.5		8%

Operating profit	$109.0		$261.1		$(152.1)		(58)%
Operating margin	11%		27%		(16	)pts
Key indicators:
Domestic merchant transactions (a)	7,019.4		6,346.4		673.0		11%

	Successor		Predecessor
	Six months ended June 30,		Six months ended June 30,		Change
(in millions)	2008	% of Segment Revenue	2007	% of Segment Revenue	Amount		%
Revenues:
Transaction and processing service fees	$1,002.0	51%	$958.6	54%	$43.4		5%
Product sales and other	159.2	8%	178.5	10%	(19.3)		(11)%
Reimbursable debit network fees, postage and other	623.2	32%	490.2	27%	133.0		27%
Equity earnings in affiliates	155.9	8%	145.9	8%	10.0		7%
Other revenue	13.2	1%	25.0	1%	(11.8)		(47)%

Total revenue	$1,953.5	100%	$1,798.2	100%	$155.3		9%

Operating profit	$181.9		$456.2		$(274.3)		(60)%
Operating margin	9%		25%		(16	)pts
Key indicators:
Domestic merchant transactions (a)	13,473.8		12,124.7		1,349.1		11%

(a)	Domestic merchant transactions include acquired VISA and MasterCard credit and signature debit, PIN-debit, electronic benefits transactions, and processed-only or gateway customer transactions at the POS.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Transaction and processing service fees revenue

The increase in acquiring revenue for the three and six months ended June 30, 2008 compared to the same periods in 2007 was driven by increases in transaction volume due to consumer spending at the point of sale. Although overall transaction growth rates remained stable in the second quarter 2008 compared to first quarter 2008, revenue growth slowed due to a shift in transaction volumes from local and regional merchants to national discount merchants from which the Company realizes lower per transaction revenues. The Company believes the move to national discount merchants is partially attributable to the slowing domestic economy.

Also contributing to slower growth in revenue is the continued growth of debit card transactions exceeding the growth in credit card transactions. This also continues to contribute to the spread between the transaction growth rate and the transaction and processing service fee revenue growth rate for the three and six months ended June 30, 2008 compared to the same periods in 2007 as the Company generally realizes lower revenues from debit card transactions than from credit card transactions. The Company expects that overall transaction growth will slow slightly in the third quarter.

Product sales and other revenue

The decrease in product sales and other revenues for the three and six months ended June 30, 2008 compared to the same periods in 2007 was driven by decreased terminal sales resulting from slowing in equipment demand in part due to elevated prior year placements associated with merchants having to remain compliant with association rules. Also, contributing to the decrease for the six month period was a portfolio sale in the first quarter 2007.

Reimbursable debit network fees, postage and other

The increase in reimbursable debit network fees, postage and other for the three and six months ended June 30, 2008 versus the comparable periods in 2007 was due to growth in debit network fees resulting from the continued growth of PIN-debit transaction volumes as well as rate increases imposed by the debit networks. Debit network fees represent substantially all of the balance within this line item.

Equity earnings

The increase in equity earnings in affiliates for the three and six months ended June 30, 2008 compared to the same periods in 2007 resulted most significantly from increased merchant transaction volume in the merchant equity alliances. The equity earnings presented as part of revenue at the segment level do not include the impact of amortization of intangible assets which is netted against equity earnings in the Consolidated Statement of Operations.

Other revenue

The decrease in other revenue for the three and six months ended June 30, 2008 compared to the same periods in 2007 is due to reduced investment income and resulted most significantly from the liquidation of investments as a result of the merger as well as a reduction in interest rates earned on settlement assets.

Operating profit

Merchant Services segment operating profit decreased in the three and six months ended June 30, 2008 compared to the same periods in 2007 due to an increase of approximately $147 million and $284 million, respectively (affecting the operating profit growth rate by 56 and 62 percentage points, respectively) in amortization expense resulting from the purchase price assigned to intangible

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

assets from the merger. A decrease of approximately 2 percentage points, for both the three and six month periods, respectively, resulted from the portfolio sale in 2007 mentioned above. There was also incremental platform consolidation, data center consolidation and global labor sourcing expenses that contributed to the decreased operating profit. Partially offsetting these decreases and during the first quarter of 2007, the Company incurred a charge when it bought out a revenue sharing agreement as part of a new, larger relationship with Discover. The absence of a similar charge in 2008 benefited the six month operating profit growth rate by 2 percentage points.

Financial Services Segment Results

	Successor		Predecessor
	Three months ended June 30,		Three months ended June 30,		Change
(in millions)	2008	% of Segment Revenue	2007	% of Segment Revenue	Amount		%
Revenues:
Transaction and processing service fees	$497.5	71%	$514.8	72%	$(17.3)		(3)%
Product sales and other	29.7	4%	30.1	4%	(0.4)		(1)%
Reimbursable debit network fees, postage and other	175.4	25%	167.8	24%	7.6		5%
Other revenue	0.9	0%	1.3	0%	(0.4)		(31)%

Total revenue	$703.5	100%	$714.0	100%	$(10.5)		(1)%

Operating profit	$111.7		$153.0		$(41.3)		(27)%
Operating margin	16%		21%		(5	)pts
Key indicators:
Domestic debit issuer transactions (a)	3,084.8		2,985.4		99.4		3%

	Successor		Predecessor
	Six months ended June 30,		Six months ended June 30,		Change
(in millions)	2008	% of Segment Revenue	2007	% of Segment Revenue	Amount		%
Revenues:
Transaction and processing service fees	$994.2	71%	$997.7	71%	$(3.5)		(0)%
Product sales and other	54.8	4%	63.5	5%	(8.7)		(14)%
Reimbursable debit network fees, postage and other	358.4	25%	345.2	24%	13.2		4%
Other revenue	1.6	0%	3.0	0%	(1.4)		(47)%

Total revenue	$1,409.0	100%	$1,409.4	100%	$(0.4)		(0)%

Operating profit	$214.2		$297.9		$(83.7)		(28)%
Operating margin	15%		21%		(6	)pts
Key indicators:
Domestic debit issuer transactions (a)	5,930.5		5,732.8		197.7		3%
Domestic active card accounts on file (end of period) (b)
Bankcard	47.8		44.1		3.7		8%
Retail	75.8		74.8		1.0		1%

Total	123.6		118.9		4.7		4%

Domestic card accounts on file (end of period)
Bankcard	132.5		124.7		7.8		6%
Retail	397.7		360.0		37.7		10%
Debit	118.4		117.8		0.6		1%

Total	648.6		602.5		46.1		8%

(a)	Domestic debit issuer transactions include VISA and MasterCard signature debit, STAR ATM, STAR PIN-debit POS and ATM and PIN-debit POS gateway transactions.

(b)	Domestic active card accounts on file include customer accounts that had a balance or any monetary posting or authorization activity during the month.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Transaction and processing service fees revenue

Components of transaction and processing service fee revenue

	Successor	Predecessor
	Three months ended June 30,	Three months ended June 30,	Change
(in millions)	2008	2007	Amount	%
Credit card, retail card and debit processing	$271.3	$270.4	$0.9	0%
Check processing	95.0	106.1	(11.1)	(10)%
Other revenue	131.2	138.3	(7.1)	(5)%

Total	$497.5	$514.8	$(17.3)	(3)%

	Successor	Predecessor
	Six months ended	Six months ended
	June 30,	June 30,	Change
(in millions)	2008	2007	Amount	%
Credit card, retail card and debit processing	$537.2	$519.2	$18.0	3%
Check processing	194.0	201.0	(7.0)	(3)%
Other revenue	263.0	277.5	(14.5)	(5)%

Total	$994.2	$997.7	$(3.5)	(0)%

Credit card, retail card and debit processing revenue

Credit card, retail card and debit processing revenue was flat for the three months ended June 30, 2008 compared to the same period in 2007. This was impacted by credit and retail card processing revenue being slightly lower primarily due to price compression partially offset by growth of existing clients and net new business and by debit processing revenue increasing mostly due to growth of existing clients and the FundsXpress acquisition partially offset by price compression and net lost business.

For the six month periods the credit card and retail card processing revenue declined with the offsetting factors noted above as well as the Instant Cash Services® acquisition while debit processing revenue increased due to the factors noted above.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Check processing revenue

Check processing revenue decreased for the three and six months ended June 30, 2008 compared to the same periods in 2007. The decrease for the three-month period was the result of declines in overall check volumes and net lost business. The decrease for the six-month period resulted from declines in overall check volumes partially offset by net new business. The Company expects similar declines in the third quarter.

Other revenue

Other revenue consists mostly of revenue from the Company’s output services, government payments business and remittance processing. Other revenue decreased for the three and six months ended June 30, 2008 compared to the same periods in 2007 primarily due to net lost business partially offset by growth of existing clients. The lost business includes statement production, remittance processing and call volumes. The Company expects similar declines for the remainder of the year.

Product sales and other revenue

Product sales and other revenue decreased for the three and six months ended June 30, 2008 compared to the same periods in 2007 due to a decrease in professional service fees in 2008 in the credit card, retail card and utility business. Largely offsetting the decrease in the three month period is an increase due to contract termination fees received in 2008.

Reimbursable postage and other revenue

The increase in reimbursable postage and other revenue was due to growth of existing clients and an increase in the postage rates in May 2007 and 2008 partially offset by lost business.

Operating profit

Financial Services segment operating profit decreased for the three and six months ended June 30, 2008 compared to the same periods in 2007 due to an increase of approximately $39 million and $73 million (negatively impacting the operating profit growth rate by 26 and 25 percentage points) in amortization expense resulting from the purchase price assigned to intangible assets from the merger. Operating profit was further negatively impacted by lost business and price compression resulting from contract renewals as well as incremental platform consolidation, data center consolidation and global labor sourcing expenses partially offset by new business, decreases in compensation and other operating expenses.

International Segment Results

	Successor		Predecessor
	Three months ended June 30,		Three months ended June 30,		Change
(in millions)	2008	% of Segment Revenue	2007	% of Segment Revenue	Amount		%
Revenues:
Transaction and processing service fees	$360.7	76%	$296.5	75%	$64.2		22%
Product sales and other	88.9	19%	75.9	19%	13.0		17%
Other revenue	23.5	5%	22.6	6%	0.9		4%

Total revenue	$473.1	100%	$395.0	100%	$78.1		20%

Operating profit	$31.6		$34.8		$(3.2)		(9)%
Operating margin	7%		9%		(2	)pts
Key indicators:
International transactions (a)	1,640.4		1,335.7		304.7		23%

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

	Successor		Predecessor
	Six months ended June 30,		Six months ended June 30,		Change
(in millions)	2008	% of Segment Revenue	2007	% of Segment Revenue	Amount		%
Revenues:
Transaction and processing service fees	$710.7	77%	$578.4	76%	$132.3		23%
Product sales and other	160.7	18%	135.2	18%	25.5		19%
Other revenue	46.3	5%	42.1	6%	4.2		10%

Total revenue	$917.7	100%	$755.7	100%	$162.0		21%

Operating profit	$52.9		$69.0		$(16.1)		(23)%
Operating margin	6%		9%		(3	)pts
Key indicators:
International transactions (a)	3,063.6		2,594.2		469.4		18%
International card accounts on file (end of period) (b)	78.2		69.3		8.9		13%

(a)	International transactions include VISA, MasterCard and other card association merchant acquiring and switching, and debit issuer transactions for clients outside the U.S. Transactions include credit, signature debit and PIN-debit POS, POS gateway and ATM transactions.

(b)	International card accounts on file include bankcard and retail.

Summary

During the first quarter 2008, the International segment’s regions were revised. The revised regions are: Western Europe, Middle East and Africa (“WEMEA”), Central and Southern Europe (“CESE”), Asia Pacific (“APAC”) and Latin America and Canada (“LAC”).

Revenue growth in the three and six months ended June 30, 2008 compared to the same periods in 2007 was driven by acquisitions, benefit from foreign currency exchange rate movements, growth of existing clients and net new business partially offset by price compression. Acquisitions contributed 12 and 11 percentage points, respectively to segment revenue growth for the three and six months ended June 30, 2008 over the comparable periods in 2007. The most significant of these acquisitions were First Data Polska in the CESE region and the joint venture with AIB in the WEMEA region. Foreign currency exchange rate movements positively impacted total revenue growth rates by 8 percentage points for both the three and six months ended June 30, 2008, respectively, over the comparable periods in 2007.

Transaction and processing service fees revenue

Transaction and processing service fees revenue increased in the three and six months ended June 30, 2008 compared to the same periods in 2007 due generally to the factors noted above. Acquisitions impacted growth most significantly followed by foreign currency exchange rate movements and transaction volumes. Revenue growth in WEMEA was due to acquisitions, net new business relating to card processing services and growth of existing clients, partially offset by price compression. The acquisitions in the WEMEA region provide merchant acquiring services. Revenue growth in CESE was mostly due to foreign currency exchange rate movements, acquisitions and growth of existing clients partially offset by price compression and net lost business. The acquisition in the CESE region provides both merchant acquiring and card processing services across the region. Revenue growth in APAC was due mostly to growth of existing clients, foreign currency exchange rate movements and acquisitions partially offset by net lost business and price compression. Revenue growth in LAC was due mostly to growth from existing clients and foreign exchange rate movements partially offset by price compression in the card issuing services businesses.

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

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Product sales and other revenue

The increase in product sales and other revenue for the three and six months ended June 30, 2008 over the same periods in 2007 resulted from increased terminal-related revenue and the impact of acquisitions partially offset by a decrease in professional services fees in 2008 due to the completion of projects in 2007 as well as contract termination fees received in 2007.

Operating profit

The segment’s operating profit decreased for the three and six months ended June 30, 2008 compared to the same periods in 2007 due to certain items including the impact of purchase accounting, which was approximately $4.0 million and $5.8 million (negatively impacting the operating profit growth rate by approximately 12 and 8 percentage points), partially offset by the beneficial impact of the factors described above, including acquisitions and foreign currency exchange rate movements. Also negatively impacting segment operating profit was a credit loss expense recorded as a result of a customer bankruptcy of approximately $2.3 million and $8.5 million for the three and six months ended June 30, 2008, respectively (negatively impacting the operating profit growth rate by approximately 7 and 12 percentage points), as well as incremental infrastructure and platform consolidation expenses in the WEMEA and CESE regions.

Capital Resources and Liquidity

The Company’s source of liquidity during the first six months of 2008 was principally cash generated from operating activities. The Company believes its current level of cash and short-term financing capabilities along with future cash flows from operations are sufficient to meet the needs of its existing businesses. The following discussion highlights the Company’s cash flow activities from continuing operations during the six months ended June 30, 2008 and 2007.

Cash and Cash Equivalents

Investments (other than those included in settlement assets) with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates market value. At June 30, 2008 and December 31, 2007, the Company held $655.3 million and $606.5 million in cash and cash equivalents, respectively. Cash and cash equivalents held outside of the United States at June 30, 2008 and December 31, 2007 was $225.9 million and $203.4 million, respectively.

Cash Flows from Operating Activities from Continuing Operations

	Successor	Predecessor
Source/(use) (in millions)	Six months ended June 30, 2008	Six months ended June 30, 2007
Net (loss) income from continuing operations	$(382.3)	$400.6
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	761.9	365.0
Other non-cash and non-operating items, net	6.7	(67.3)
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable, current and long-term	162.9	(35.6)
Other assets, current and long-term	188.4	28.0
Accounts payable and other liabilities, current and long-term	(227.2)	(87.2)
Income tax accounts	(213.8)	61.3
Excess tax benefit from share-based payment arrangement	—	(28.7)

Net cash provided by operating activities from continuing operations	$296.6	$636.1

Depreciation and amortization increased in 2008 due to the merger. Other non-cash and non-operating items and charges include restructuring, impairments, litigation and regulatory settlements, other and other income (expense) as well as undistributed earnings in affiliates, stock compensation expense and interest expense associated with the senior unsecured PIK term loan that was paid by increasing the principal amount of the loan. The change in 2008 compared to 2007 resulted most significantly from the interest expense associated with the senior unsecured PIK term loan facility and the non-operating foreign currency loss mostly offset by undistributed equity earnings (in conjunction with the impending wind-up of the Chase Paymentech alliance, a first quarter alliance distribution was not made to the Company in the second quarter of 2008 and a second quarter distribution in the third quarter of 2008 is similarly not planned), a decrease in stock based compensation expense resulting from the merger and gains on the sale of MasterCard Stock.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

The change in accounts receivable between years was the result of uses of cash for restructuring certain settlement arrangements in 2007, a decrease in receivables due to the wind-down of the official check and money order business and the timing of collections compared to billings. The increased source of cash in other assets in 2008 was due most significantly to increased amortization of deferred financing costs. The change in accounts payable and other liabilities between years resulted from timing and level of payments and accruals for various liabilities, the most significant impact related to employee liabilities (specifically the payment of an all cash bonus in 2008 for 2007 in contrast to the prior year) and a contribution to the United Kingdom pension plan. The change in income tax accounts resulted from a tax benefit in 2008 compared to a tax provision in 2007 as well as reduced net tax payments in 2008 versus 2007. The Company expects approximately $80 million of cash payments during the remainder of 2008 related to restructuring activities and approximately $40 million of cash payments in 2008 related to global sourcing initiatives.

The excess tax benefit from share-based payment arrangement in 2007 related to the exercise of stock options.

Cash Flows from Investing Activities from Continuing Operations

	Successor	Predecessor
Source/(use) (in millions)	Six months ended June 30, 2008	Six months ended June 30, 2007
Current period acquisitions, net of cash acquired	$(195.4)	$(369.7)
Payments related to other businesses previously acquired	(16.7)	(49.3)
Additions to property and equipment, net	(122.6)	(116.4)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(77.1)	(70.3)
Proceeds from the sale of marketable securities	52.4	11.2
Other investing activities	5.0	56.1

Net cash used in investing activities from continuing operations	$(354.4)	$(538.4)

Acquisitions

During the six months ended June 30, 2008, the Company entered into a joint venture with AIB, of which the Company owns 50.1%, and one other acquisition. During the six months ended June 30, 2007, the Company acquired 100% of Size Technologies, Inc., Datawire Communications Networks, Inc., Instant Cash Services®, Intelligent Results, FundsXpress and various merchant portfolios for cash consideration.

In July 2008, the Company purchased the remaining 31.8% interest in its Money Network Financial, LLC subsidiary previously owned by minority interest holders for total consideration of $70 million consisting of cash of $40 million and equity issued by First Data Holdings, Inc. In July 2008, the Company sold its interest in Early Warning Services which had been accounted for under the equity method. Also in July 2008, the Company sold its subsidiary Active Business Services Ltd.

In April 2008, the Company signed an agreement to acquire InComm Holdings Inc. (“InComm”), a distributor of stored value gift and prepaid products. The parties have agreed to extend the completion date of the transaction in order to complete certain closing conditions and to negotiate and mutually agree upon changes to the merger terms. Subject to the Company reaching agreement with the sellers on such revised terms, it would expect to close the transaction in the second half of 2008.

Payments Related to Other Businesses Previously Acquired

During the six months ended June 30, 2008 and 2007, payments related to other businesses previously acquired related mostly to contingent consideration largely associated with a merchant alliance. The payment in 2008 was recognized as a part of purchase accounting and did not result in an increase in assets.

Capital Expenditures

The Company expects to incur capital expenditures (consists of property and equipment and payments to secure customer service contracts) of approximately $300 million for the remainder of 2008 including expenditures related to the U.S. data center consolidation.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Proceeds from the Sale of Marketable Securities

Proceeds from the sale of marketable securities for the six months ended June 30, 2008 resulted from the sale of MasterCard shares. Proceeds from the sale of marketable securities for the six months ended June 30, 2007 resulted from the partial liquidation of marketable securities acquired in the Concord merger.

Other Investing Activities

The source of cash from other investing activities for the six months ended June 30, 2007 related to distributions from certain strategic investments, proceeds from the sale of merchant portfolios and proceeds from the sale of investments partially offset by the distribution of $27.6 million in proceeds related to the sale of Taxware to a minority holder.

Cash Flows from Financing Activities from Continuing Operations

	Successor	Predecessor
Source/(use) (in millions)	Six months ended June 30, 2008	Six months ended June 30, 2007
Short-term borrowings, net	$61.0	$(57.0)
Principal payments on long-term debt	(97.2)	(115.5)
Proceeds from issuance of common stock	—	129.0
Capital contributed by Parent	104.3	—
Excess tax benefit from share-based payment arrangement	—	28.7
Purchase of treasury shares	—	(278.2)
Cash dividends	(0.9)	(45.2)

Net cash provided by (used in) financing activities from continuing operations	$67.2	$(338.2)

Short-Term Borrowings, net

The source of cash related to short-term borrowings in 2008 resulted from an additional net $70 million draw on the senior secured revolving credit facility as well as timing of draws and payments on credit lines associated with settlement activity. The use of cash in 2007 was due to net proceeds and cash outlays related to the issuance and paydown of commercial paper as well as other short-term debt.

Principal Payments on Long-Term Debt

The Company made payments of $63.9 million related to its term loan facility during the first six months of 2008. In January 2007, the Company repurchased $32.4 million of its 4.7% senior notes due August 1, 2013, $30.2 million of its 4.85% senior notes due October 1, 2014, and $28.0 million of its 4.95% senior notes due June 15, 2015.

Payments for capital leases were $29.5 million for 2008 and $24.0 million for 2007.

Proceeds from Issuance of Common Stock

Proceeds during 2007 resulted from stock option exercises and purchases under the Company’s employee stock purchase plan.

Capital Contributed by Parent

The Company received a capital contribution from its parent, First Data Holdings, Inc., comprised of the proceeds from purchases of shares in Holdings by certain management employees of FDC.

Excess Tax Benefit from Share-based Payment Arrangement

The excess tax benefit from share-based payment arrangements is discussed in the “Cash Flows from Operating Activities from Continuing Operations” section above.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Purchase of Treasury Shares

During the first six months of 2007, the Company repurchased 8.6 million shares for $248.4 million related to employee benefit plans. The difference between the cost of shares repurchased noted above and the amount reflected in the Consolidated Statements of Cash Flows is due to timing of trade settlements. The Company did not repurchase any shares under its board authorized stock repurchase programs during the first six months of 2007.

Cash Dividends

The Company paid a cash dividend to its parent, First Data Holdings, Inc., in 2008. The decrease in cash dividends from 2007 is due to the merger.

Letters, Lines of Credit and Other

The Company had $42.0 million in outstanding letters of credit at June 30, 2008, of which all expire prior to April 15, 2009 with a one-year renewal option. The letters of credit are held in connection with certain business combinations, lease arrangements and bankcard association agreements. The Company expects to renew most of the letters of credit prior to expiration.

The Company has lines of credit associated with First Data Deutschland which totaled approximately 160 million euro, or approximately $251 million, as of June 30, 2008. The Company had $119.3 million outstanding against these lines of credit as of June 30, 2008 and the full amount outstanding against these lines of credit as of December 31, 2007.

The Company has lines of credit associated with Cashcard Australia, Ltd. which are periodically used to fund ATM settlement activity. As of June 30, 2008, the lines of credit totaled approximately 160 million Australian dollars, or approximately $154 million. The Company had $66.8 million and $54.6 million outstanding against these lines of credit as of June 30, 2008 and December 31, 2007, respectively.

The Company also has committed lines of credit associated with the AIB joint venture which totaled 145 million euro, or approximately $227 million, as of June 30, 2008. The credit lines are used primarily to fund settlement activity. The Company had $51.1 million outstanding against these lines of credit as of June 30, 2008.

The Company has two credit facilities associated with First Data Polska which are periodically used to fund settlement activity. The maximum amount available under these facilities, which varies for peak needs during the year, totals 245 million Polish zloty, or approximately $114 million. The Company had no amount outstanding against these lines of credit as of June 30, 2008 and an immaterial amount outstanding at December 31, 2007.

The Company’s Merchant Solutions joint venture partner funds settlement activity on behalf of the joint venture in accordance with the joint venture’s operating agreement and on an uncommitted basis. The joint venture, which is a consolidated subsidiary of the Company, had $64.8 million and $15.6 million outstanding under this agreement as of June 30, 2008 and December 31, 2007, respectively.

Significant Non-Cash Transactions

During 2008, the principal amount of the Company’s senior unsecured PIK term loan facility increased by $123.7 million resulting from the “payment” of accrued interest expense. During the six months ended June 30, 2008 the Company entered into approximately $47 million of capital leases.

Significant non-cash transactions during the six months ended June 30, 2007 included the grant of approximately 3.7 million shares of restricted stock to certain employees.

Guarantees and Covenant Compliance

For a description of guarantees and covenants and covenant compliance refer to the “Guarantees and Covenants” and “Covenant Compliance” sections in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2007 Annual Report on Form 10-K. The Company is in compliance with all applicable covenants as of June 30, 2008.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

The calculation of Consolidated EBITDA under the senior secured term loan facility is as follows (in millions):

Last Twelve months ended June 30, 2008
Income (loss) from continuing operations	$(620.3)
Interest expense, net (1)	1,543.3
Income tax (benefit) expense	(357.8)
Depreciation and amortization	1,364.2

EBITDA (14)	1,929.4

Stock based compensation (2)	225.7
Other items (3)	81.5
Debt repayment (4)	17.2
Pretax equivalency adjustment (5)	110.4
Official check and money order EBITDA (6)	(74.2)
Cost of data center, technology and other savings initiatives (7)	133.2
Transaction related fees	62.0
Purchase accounting (8)	45.8
Sponsor’s annual management fee	15.3
Pre-acquisition EBITDA of acquired businesses (9)	9.9

Adjusted EBITDA (14)	2,556.2

Projected near-term cost savings (10)	250.0

Adjusted EBITDA plus projected near-term cost savings (14)	2,806.2

Minority interest (11)	145.4
Equity entities taxes, depreciation and amortization (12)	88.9
Other (13)	8.3

Consolidated EBITDA (14)	$3,048.8

(1)	Includes interest expense and interest income.

(2)	Stock based compensation recognized as expense and the related payroll taxes.

(3)	Other items include net restructuring, impairments, litigation and regulatory settlements, investment gains and losses, derivative financial instruments gains and losses, net divestiture gains, foreign currency gains and losses (operating and non-operating) and other.

(4)	Loss resulting from the early repayment of long-term debt.

(5)	Represents an adjustment to reflect Integrated Payment Systems segment operating results as if the underlying investments were held in taxable securities rather than the tax-exempt variable rate demand notes in which they were actually held through 2007. The adjustment was no longer necessary after December 31, 2007 since the Company invested in taxable securities in 2008.

(6)	Represents an adjustment to exclude the official check and money order business from EBITDA due to the Company’s wind-down of these businesses.

(7)	Represents implementation costs associated with initiatives to reduce operating expenses including items such as platform and data center consolidation initiatives in the International segment, expense related to the reorganization of global application development resources, expense associated with domestic data center consolidation initiatives and planned workforce reduction expenses, all of which are considered one-time projects (excludes costs accrued in purchase accounting).

(8)	Represents the effect of purchase accounting on EBITDA which is primarily the result of revenue recognition adjustments.

(9)	Reflects the EBITDA of companies acquired after June 30, 2007 through June 30, 2008, as if these companies had been acquired on July 1, 2007.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

(10)	Reflects cost savings projected to be achieved within twelve months on an annualized basis principally in connection with cost savings initiatives described in Note 7.

(11)	Reflects all minority interest.

(12)	Represents the Company’s proportional share of income taxes, depreciation, and amortization on equity method investments.

(13)	Includes non-capitalized merger and acquisition costs, losses on equity method investments, and amortization of unrecognized actuarial gains and losses on pensions.

(14)	EBITDA is defined as income (loss) from continuing operations plus net interest expense, income taxes, depreciation and amortization. EBITDA is not a recognized term under GAAP and does not purport to be an alternative to income from continuing operations as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA is not intended to be a measure of free cash flow available for management’s discretionary use as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. The presentation of EBITDA has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of the Company’s results as reported under GAAP. Management believes EBITDA is helpful in highlighting trends because EBITDA excludes the results of decisions that are outside the control of operating management and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. In addition, EBITDA provides more comparability between the Company’s predecessor results and the Company’s successor results that reflect purchase accounting and the Company’s new capital structure. Management compensates for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone.

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

Adjusted EBITDA plus projected near-term cost savings is defined as Adjusted EBITDA further adjusted to reflect cost savings projected to be achieved within twelve months on an annualized basis principally in connection with cost savings initiatives described in Note 7. Management believes the supplementary adjustments are appropriate to provide investors additional information about near term cost cutting initiatives.

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

Off-Balance Sheet Arrangements

During the three and six months ended June 30, 2008, the Company did not engage in any off-balance sheet financing activities.

During the three and six months ended June 30, 2007, other than facility and equipment leasing arrangements, the Company did not engage in off-balance sheet financing activities. The Company had several synthetic operating lease arrangements. Rent expense related to synthetic operating leases was $1.4 million and $2.8 million for the three and six months ended June 30, 2007, respectively. On September 20, 2007, the Company purchased the buildings and equipment under its synthetic operating lease arrangements as contractually required due to change in control provisions contained in the agreements as the result of the merger.

Contractual Obligations

There have been no material changes outside the ordinary course of business in the Company’s contractual obligation and commercial commitments from those reported at December 31, 2007 in the Company’s Annual Report on Form 10-K other than an $11 million reduction in the Company’s liability for unrecognized tax benefits accrued under the provisions of FIN 48 as discussed in the “Income Taxes” section above.

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

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations.” The new standard will significantly change the financial accounting and reporting of business combination transactions in the consolidated financial statements. It will require an acquirer to recognize, at the acquisition date, the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their full fair values as of that date. In a business combination achieved in stages (step acquisitions), the acquirer will be required to remeasure its previously held equity interest in the acquiree at its acquisition-date fair value and recognize the resulting gain or loss in earnings. The acquisition-related transaction and restructuring costs will no longer be included as part of the capitalized cost of the acquired entity but will be required to be accounted for separately in accordance with applicable generally accepted accounting principles. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

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

Interest Rate Risk

As discussed in “Item 7A: Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the Company is exposed to market risk from interest rates resulting from its official check and money order business. The continued wind-down of this business resulted in a decrease in its investment portfolio balance as well as a decrease in commissions during the six months ended June 30, 2008. In June 2008, the Company entered into agreements which, among other things and most significantly, amended the interest rates on the senior unsecured term loan agreement and the senior subordinated unsecured term loan agreement converting the interest rates on approximately $7 billion in borrowings from variable to fixed. There were no other material changes from what was reported in the Company’s 2007 Annual Report on Form 10-K related to its exposure to market risk from interest rates. Using June 30, 2008 balances, a 10% proportionate increase in short-term interest rates on an annualized basis compared to the interest rates at June 30, 2008 and a corresponding and parallel shift in the remainder of the yield curve, would result in an increase to pretax income of approximately $0.5 million. The $0.5 million increase to pre-tax income (due to 10% increase in variable rates as of June 30, 2008) is a combination of the following: a) $14.8 million increase in interest expense related to the Company’s balance of variable interest rate debt, net of interest rate swaps, at June 30, 2008 and b) $15.3 million increase in interest income associated with operating cash balances, settlement related cash balances, and investment positions (netted with commissions paid to selling agents).

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

Evaluation of disclosure controls and procedures

The Company’s disclosure controls and procedures are designed to cause information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported with the time periods specified in SEC rules and forms. The Company has evaluated, under the supervision of its Chief Executive Officer and Chief Financial Officer, the effectiveness of disclosure controls and procedures as of June 30, 2008. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008, to ensure that material information regarding the Company is made known to management, including the Chief Executive Officer and Chief Financial Officer, to allow the Company to meet its disclosure obligations.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the above evaluation that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, the Company is involved in various litigation matters arising in the ordinary course of its business. None of these matters, either individually or in the aggregate, currently is material to the Company except those matters reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “Annual Report”) and the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 (the “Quarterly Report”). There were no material developments in the litigation matters previously disclosed except as discussed below.

In Re: Concord EFS, Inc. Shareholders Litigation

In the In Re: Concord EFS, Inc. Shareholders Litigation action that was previously reported in the Annual Report and Quarterly Report, on May 22, 2008 the Court entered a final judgment in favor of Concord, dismissing the action. On May 29, 2008 the plaintiffs filed a notice of appeal.

Data Treasury

In the Data Treasury actions that were previously reported in the Annual Report, the parties currently are engaged in mediation.

ITEM 1A.	RISK FACTORS

Except as described below, there are no material changes to the risk factors as reported in the Company’s Annual Report on form 10-K for the year ended December 31, 2007 and Quarterly Report for the quarterly period ended March 31, 2008. The information below should be read in conjunction with the risk factors and information disclosed in the Company’s form 10-K.

The Company’s cost saving plans are based on assumptions that may prove to be inaccurate which may negatively impact the Company’s operating results.

The Company is in the process of consolidating its data centers and command centers in the United States and internationally. In addition, the Company is implementing a technology outsourcing initiative, a cost reduction effort related to overhead spending (including corporate functions and overhead expenses embedded in the Company’s segments) and other cost improvement and cost containment programs across all of the Company’s business segments. While the Company expects its cost saving initiatives to result in significant cost savings throughout the Company’s organization, its estimated savings are based on several assumptions that may prove to be inaccurate, and as a result the Company cannot assure that it will realize these cost savings. The failure to achieve the Company’s estimated cost savings would negatively affect its financial condition and results of operations.

The early expiration of the Company’s alliance with Chase Paymentech may adversely impact the Company.

The Company’s largest merchant alliance, Chase Paymentech SolutionsTM, a global payments and merchant acquiring entity, is 51% owned by J.P. Morgan Chase Bank, N.A., and 49% owned by FDC. On May 27, 2008, the Company announced it had reached an agreement with JPMorgan to end the Chase Paymentech joint venture by the end of 2008. In the interim, the Company and JPMorgan will continue to operate the joint venture. After the transition, the Company and JPMorgan will operate separate payment businesses. The Company will continue to provide transaction processing and data commerce solutions for allocated merchants through its current technology platforms. The Company will integrate 49% of the joint venture’s assets and a portion of the joint venture employees into its existing merchant acquiring business. The Company has historically accounted its minority interest in the joint venture under the equity method of accounting. After the transition, the portion of the alliance’s business retained by the Company will be reflected on a consolidated basis throughout the financial statements. As a result and on a pro forma basis, the expiration would not be expected to have a material impact on historical net income (loss) and the Company’s historical reported revenues and expenses would increase. However, expiration of the alliance will result in the loss of JPMorgan branch referrals and access to the JPMorgan brand. Additionally, the wind-up of the joint venture will cause the Company to incur an obligation associated with taxes. Based on preliminary estimates and assumptions this obligation could be in excess of $200 million. A significant portion of this obligation may, however, be recovered through the future amortization of increased tax basis generated by this event. Expiration will also pose the following potential risks: loss of certain processing volume over time, disruption of the business due to the need to identify and transition to a new financial institution sponsorship and clearing services for the merchants allocated to the Company, and post-expiration competition by JPMorgan, any of which could have a material adverse effect on the Company’s operations and results.

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

Specifically, general economic conditions in the United States continue to show signs of weakening. Many of the Company’s businesses rely in part on the number and size of consumer transactions which may be challenged by a declining U.S. economy and difficult capital markets. After experiencing a rebound in the early part of 2008 from the slow 2007 holiday spending period, domestic merchant transaction growth has since slowed slightly. This reduction in spending is across a wide range of categories, with discounters showing less of an effect than smaller retailers. Broad slowdowns in consumer spending could have a material adverse impact on future revenues and profits.

The Company is subject to the credit risk that its merchants and agents will be unable to satisfy obligations for which the Company may also be liable.

The Company is subject to the credit risk of its merchants and agents being unable to satisfy obligations for which the Company also may be liable. For example, the Company and its merchant acquiring alliances are contingently liable for transactions originally acquired by the Company that are disputed by the card holder and charged back to the merchants. If the Company or the alliance are unable to collect this amount from the merchant, due to the merchant’s insolvency or other reasons, the Company or the alliance will bear the loss for the amount of the refund paid to the cardholder. Also, the Company’s subsidiary Integrated Payments Systems, Inc. potentially may be liable if holders of official checks that it issues are sold by an agent bank which then becomes insolvent, to the extent that such liabilities are not federally insured or otherwise recovered through the receivership process. The Company has an active program to manage its credit risk and often mitigate its risk by obtaining collateral. Notwithstanding the Company’s program for managing its credit risk, it is possible that a default on such obligations by one or more of the Company’s merchants or agents could have a material adverse effect on the Company’s business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1	Description of First Data Holdings Inc. director compensation (incorporated by reference to Exhibit 10.24 of the Registrant’s Form S-4 filed August 12, 2008, Commission File No. 1-11073).

10.2	First Data Holdings Inc. 2008 Non-Employee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.25 of the Registrant’s Form S-4 filed August 12, 2008, Commission File No. 1-11073)

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

99	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST DATA CORPORATION (Registrant)

Date: August 14, 2008	By	/s/ Philip M. Wall
Philip M. Wall Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 14, 2008	By	/s/ Gregg W. Sonnen
Gregg W. Sonnen Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Description of First Data Holdings Inc. director compensation (incorporated by reference to Exhibit 10.24 of the Registrant’s Form S-4 filed August 12, 2008, Commission File No. 1-11073).

10.2	First Data Holdings Inc. 2008 Non-Employee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.25 of the Registrant’s Form S-4 filed August 12, 2008, Commission File No. 1-11073).

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

99	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements.