Form 10-Q
period 2008-09-30
FIRST DATA CORP
filed 2008-11-14
CIK 883980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

There were 1,000 shares of the registrant’s common stock outstanding as of October 31, 2008.

INDEX

		PAGE NUMBER
PART I FINANCIAL INFORMATION

Item 1	Financial Statements (unaudited):

	Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and the period from September 25, 2007 through September 30, 2007 (successor periods), and the periods from July 1, 2007 through September 24, 2007 and the period from January 1, 2007 through September 24, 2007 (predecessor periods)	3

	Consolidated Balance Sheets at September 30, 2008 and December 31, 2007	5

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and the period from September 25, 2007 through September 30, 2007 (successor periods), and the period from January 1, 2007 through September 24, 2007 (predecessor period)	6

	Notes to Consolidated Financial Statements	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	42

Item 3	Quantitative and Qualitative Disclosures About Market Risk	70

Item 4	Controls and Procedures	71

PART II OTHER INFORMATION

Item 1	Legal Proceedings	72

Item 1A	Risk Factors	72

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	72

Item 3	Defaults Upon Senior Securities	72

Item 4	Submission of Matters to a Vote of Security Holders	72

Item 5	Other Information	72

Item 6	Exhibits	73

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in millions)

	Successor		Predecessor
	Three months ended September 30, 2008	Period from September 25 through September 30, 2007 (a)	Period from July 1 through September 24, 2007
Revenues:
Transaction and processing service fees:
Merchant related services (b)	$701.3	$42.6	$618.1
Check services	94.3	6.7	100.4
Card services (b)	524.6	35.2	468.8
Other services	141.7	11.3	133.1
Investment income, net	(24.5)	(0.8)	(29.1)
Product sales and other	215.6	12.0	228.9
Reimbursable debit network fees, postage and other	511.0	28.3	415.7

	2,164.0	135.3	1,935.9

Expenses:
Cost of services (exclusive of items shown below)	761.2	48.4	795.6
Cost of products sold	77.1	4.9	69.6
Selling, general and administrative	306.3	24.9	433.1
Reimbursable debit network fees, postage and other	511.0	28.3	415.7
Depreciation and amortization	338.9	20.8	155.4
Other operating expenses:
Restructuring, net	16.0	—	—
Impairments	29.6	—	4.3
Litigation and regulatory settlements	—	—	(2.5)

	2,040.1	127.3	1,871.2

Operating profit	123.9	8.0	64.7

Other income (expense):
Interest income	5.9	3.6	9.9
Interest expense	(497.7)	(34.6)	(33.2)
Other income (expense)	70.5	(27.7)	1.5

	(421.3)	(58.7)	(21.8)

(Loss) income before income taxes, minority interest, equity earnings in affiliates and discontinued operations	(297.4)	(50.7)	42.9

Income tax (benefit) expense	(145.5)	(21.2)	18.2
Minority interest	(47.5)	(2.5)	(36.2)
Equity earnings in affiliates	35.0	3.3	75.3

(Loss) income from continuing operations	(164.4)	(28.7)	63.8
Loss from discontinued operations, net of taxes of $0, $0 and $7.1, respectively	—	—	(7.1)

Net (loss) income	$(164.4)	$(28.7)	$56.7

	Successor		Predecessor
	Nine months ended September 30, 2008	Period from September 25 through September 30, 2007 (a)	Period from January 1 through September 24, 2007
Revenues:
Transaction and processing service fees:
Merchant related services (b)	$2,037.1	$42.6	$1,833.6
Check services	291.8	6.7	304.1
Card services (b)	1,536.4	35.2	1,411.9
Other services	420.0	11.3	416.3
Investment income, net	67.3	(0.8)	(66.9)
Product sales and other	641.6	12.0	616.4
Reimbursable debit network fees, postage and other	1,500.6	28.3	1,257.5

	6,494.8	135.3	5,772.9

Expenses:
Cost of services (exclusive of items shown below)	2,267.3	48.4	2,207.3
Cost of products sold	231.4	4.9	209.2
Selling, general and administrative	925.9	24.9	1,058.8
Reimbursable debit network fees, postage and other	1,500.6	28.3	1,257.5
Depreciation and amortization	996.8	20.8	476.4
Other operating expenses:
Restructuring, net	15.9	—	7.9
Impairments	29.6	—	20.6
Litigation and regulatory settlements	—	—	2.5
Other	—	—	(7.7)

	5,967.5	127.3	5,232.5

Operating profit	527.3	8.0	540.4

Other income (expense):
Interest income	21.5	3.6	30.8
Interest expense	(1,466.5)	(34.6)	(103.6)
Other income (expense)	33.7	(27.7)	4.9

	(1,411.3)	(58.7)	(67.9)

(Loss) income before income taxes, minority interest, equity earnings in affiliates and discontinued operations	(884.0)	(50.7)	472.5

Income tax (benefit) expense	(345.4)	(21.2)	125.8
Minority interest	(116.8)	(2.5)	(105.3)
Equity earnings in affiliates	108.7	3.3	223.0

(Loss) income from continuing operations	(546.7)	(28.7)	464.4
Loss from discontinued operations, net of taxes of $0, $0 and $3.0, respectively	—	—	(3.6)

Net (loss) income	$(546.7)	$(28.7)	$460.8

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

(b)

Includes processing fees, administrative service fees and other fees charged to merchant alliances accounted for under the equity method of $56.6 million and $165.8 million for the three and nine months ended September 30, 2008, respectively, and $3.6 million for the successor period from September 25, 2007 through September 30, 2007, $54.9 million for the predecessor period from July 1, 2007 through September 24, 2007 and $165.1 million for the predecessor period from January 1, 2007 through September 24, 2007.

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except common stock share amounts)

	Successor
	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$578.9	$606.5
Accounts receivable, net of allowance for doubtful accounts of $16.8 (2008) and $14.7 (2007)	2,068.4	2,412.8
Settlement assets	8,278.4	17,142.6
Other current assets	435.7	479.7

Total current assets	11,361.4	20,641.6

Property and equipment, net of accumulated depreciation of $199.0 (2008) and $61.2 (2007)	1,092.1	939.3
Goodwill	18,652.7	16,817.2
Customer relationships, net of accumulated amortization of $835.8 (2008) and $230.5 (2007)	5,586.2	6,785.5
Other intangibles, net of accumulated amortization of $296.1 (2008) and $76.9 (2007)	1,912.1	1,738.1
Investment in affiliates	3,587.8	3,526.3
Long-term settlement assets	838.7	1,085.8
Other long-term assets	1,038.3	975.5

Total assets	$44,069.3	$52,509.3

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$188.3	$158.5
Short-term and current portion of long-term borrowings	659.4	620.3
Settlement obligations	9,138.3	18,228.4
Other current liabilities	1,322.9	1,398.9

Total current liabilities	11,308.9	20,406.1

Long-term borrowings	22,117.9	21,953.5
Deferred long-term tax liabilities	3,343.0	2,381.6
Other long-term liabilities	893.4	939.1

Total liabilities	37,663.2	45,680.3

Commitments and contingencies (see Note 10)
Stockholder’s equity:
Common stock, $.01 par value; authorized and issued 1,000 shares (2008 and 2007)	—	—
Additional paid-in capital	7,417.4	7,224.4

Paid-in capital	7,417.4	7,224.4
Accumulated loss	(850.4)	(301.9)
Accumulated other comprehensive loss	(160.9)	(93.5)

Total stockholder’s equity	6,406.1	6,829.0

Total liabilities and stockholder’s equity	$44,069.3	$52,509.3

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Successor		Predecessor
	Nine months ended September 30, 2008	Period from September 25 through September 30, 2007	Period from January 1 through September 24, 2007
Cash and cash equivalents at beginning of period	$606.5	—	$1,154.2

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income from continuing operations	(546.7)	$(28.7)	464.4
Net loss from discontinued operations	—	—	(3.6)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	1,157.6	22.8	540.2
Charges (gains) related to restructuring, impairments, litigation and regulatory settlements, other and other income (expense)	8.8	27.7	20.9
Other non-cash and non-operating items, net	(10.0)	(5.1)	67.8
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable, current and long-term	332.2	7.8	(145.4)
Other assets, current and long-term	218.0	1.8	(28.7)
Accounts payable and other liabilities, current and long-term	(287.7)	53.0	(4.8)
Income tax accounts	(397.7)	(21.2)	69.6
Excess tax benefit from share-based payment arrangement	(46.8)	—	(219.8)

Net cash provided by operating activities from continuing operations	427.7	58.1	764.2
Net cash used in operating activities from discontinued operations	—	—	(9.7)

Net cash provided by operating activities	427.7	58.1	754.5

CASH FLOWS FROM INVESTING ACTIVITIES
Merger, net of cash acquired	—	(24,974.5)	—
Current period acquisitions, net of cash acquired	(265.7)	—	(690.3)
Payments related to other businesses previously acquired	(17.1)	—	(50.0)
Proceeds from dispositions, net of expenses paid	46.0	—	—
Additions to property and equipment, net	(189.1)	—	(275.5)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(118.7)	—	(123.7)
Proceeds from the sale of marketable securities	52.6	—	11.8
Other investing activities	(52.0)	(35.5)	(9.5)

Net cash used in investing activities	(544.0)	(25,010.0)	(1,137.2)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	107.9	151.2	26.3
Principal payments on long-term debt	(246.4)	(1,962.6)	(126.6)
Proceeds from issuance of long-term debt	68.1	21,213.5	—
Proceeds from issuance of common stock	—	7,226.5	187.4
Capital contributed by Parent	126.8	—	—
Excess tax benefit from share-based payment arrangement	46.8	—	219.8
Purchase of treasury shares	—	—	(371.8)
Cash dividends	(1.8)	—	(67.7)

Net cash provided by (used in) financing activities	101.4	26,628.6	(132.6)

Effect of exchange rate changes on cash and cash equivalents	(12.7)	—	34.5

Change in cash and cash equivalents	(27.6)	1,676.7	(480.8)

Cash and cash equivalents at end of period	$578.9	$1,676.7	$673.4

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

On September 24, 2007, the Company was acquired through a merger transaction (the “merger”) with an entity controlled by affiliates of Kohlberg Kravis Roberts & Co. (“KKR” or the “sponsor”). The merger resulted in the equity of FDC becoming privately held. Details of the merger are more fully discussed in Note 3. The accompanying consolidated statements of operations and cash flows are presented for two periods: predecessor (the periods from July 1, 2007 to September 24, 2007 and from January 1, 2007 to September 24, 2007) and successor (the period from September 25, 2007 to September 30, 2007 and the three and nine-month periods ended September 30, 2008), which relate to the periods preceding the merger and the periods succeeding the merger, respectively. The Company applied purchase accounting to the opening balance sheet and results of operations on September 25, 2007 as the merger occurred at the close of business on September 24, 2007. The merger resulted in a new basis of accounting beginning on September 25, 2007.

The accompanying Consolidated Financial Statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial position of the Company at September 30, 2008, and the consolidated results of its operations and cash flows for the successor and predecessor periods for the three and nine months ended September 30, 2008 and the periods from September 25, 2007 through September 30, 2007, from July 1, 2007 through September 24, 2007 and from January 1, 2007 through September 24, 2007, respectively. Results of operations reported for interim periods are not necessarily indicative of results for the entire year due in part to the seasonality of certain business units.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results could differ from these estimates.

Presentation

The Company’s Consolidated Balance Sheet presentation has historically been unclassified due to the short-term nature of its settlement obligations contrasted with the Company’s ability to invest cash awaiting settlement in long-term investment securities. The Company repositioned the majority of its investment portfolio associated with cash awaiting settlement from long-term investments to short-term investments. As a result of the repositioning of the portfolio such that a majority of the settlement assets and all settlement liabilities are short-term, the Company has changed to a classified balance sheet in 2008. The Consolidated Balance Sheet as of December 31, 2007 has been revised to conform to this presentation.

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

The Company sold its ownership interest in Active Business Services, Ltd (“Active”) in July 2008. Revenue and operating profit associated with Active are included in the consolidated financial statements through the date of the sale and are presented as a divested business for purposes of segment reporting. International segment revenue and operating profit were adjusted for 2007 to exclude the results of Active.

Depreciation and amortization presented as a separate line item on the Company’s Consolidated Statements of Operations does not include amortization of initial payments for new contracts which is recorded as a contra-revenue within “Transaction and processing service fees” of $3.5 million and $6.9 million for the three and nine months ended September 30, 2008, respectively, zero for the successor period from September 25, 2007 through September 30, 2007, $12.0 million for the predecessor period from July 1, 2007 through September 24, 2007 and $39.6 million for the predecessor period from January 1, 2007

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

through September 24, 2007. Also not included is amortization related to equity method investments which is netted within the “Equity earnings in affiliates” line of $53.3 million and $153.9 million for the three and nine months ended September 30, 2008, respectively, $2.0 million for the successor period from September 25, 2007 through September 30, 2007, $7.8 million for the predecessor period from July 1, 2007 through September 24, 2007 and $24.2 million for the predecessor period from January 1, 2007 through September 24, 2007.

Official Check and Money Order Wind-down

In conjunction with the wind-down of the official check and money order business (included within the Integrated Payment Systems (“IPS”) segment) and in the first quarter 2008, the Company repositioned its investment portfolio to principally taxable investments. As a result, the revenues and operating profit of the IPS segment are no longer stated on a pretax equivalent basis effective as of January 1, 2008. The investment portfolio decreased from $12.6 billion at December 31, 2007 to $5.5 billion at September 30, 2008 due to the wind-down and the Company anticipates significant decreases related to client deconversions during the next nine months. Additionally, in July 2008, IPS agreed with The Western Union Company (“Western Union”) that on October 1, 2009 IPS will assign and transfer to Western Union, among other things, certain assets and equipment used by IPS to issue retail money orders and an amount sufficient to satisfy all outstanding retail money orders. On the closing date, Western Union will assume IPS’s role as issuer of the retail money orders. The transfer will result in a significant decrease to the IPS settlement asset portfolio. Due to volatility in the global credit and capital markets, certain of the Company’s portfolio holdings lack liquidity or are otherwise impaired. See Note 13, Fair Value Measurements, for a description of the impacted securities. The Company does not anticipate the need to liquidate the securities currently lacking liquidity until after 2009.

Revenue Recognition

The Company recognizes revenues from its processing services as such services are performed. Revenue is recorded net of certain costs such as credit and offline debit interchange fees and assessments charged by credit card associations which totaled $2,123.0 million for the three months ended September 30, 2008, $122.1 million for the successor period from September 25, 2007 through September 30, 2007 and $1,760.5 million for the predecessor period from July 1, 2007 through September 24, 2007. Totals for the nine months ended September 30, 2008 and the predecessor period from January 1, 2007 through September 24, 2007 were $6,189.8 million and $5,241.9 million, respectively. Debit network fees related to acquired PIN-based debit transactions are recognized in the “Reimbursable debit network fees, postage and other” revenue and expense lines of the Consolidated Statements of Operations. The debit network fees related to acquired PIN-debit transactions charged by debit networks totaled $324.5 million for the three months ended September 30, 2008, $16.6 million for the successor period from September 25, 2007 through September 30, 2007 and $240.2 million for the predecessor period from July 1, 2007 through September 24, 2007. Totals for the nine months ended September 30, 2008 and the predecessor period from January 1, 2007 through September 24, 2007 were $937.6 million and $719.8 million, respectively.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations.” The new standard will significantly change the financial accounting and reporting of business combination transactions in the consolidated financial statements. It will require an acquirer to recognize, at the acquisition date, the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their full fair values as of that date. In a business combination achieved in stages (step acquisitions), the acquirer will be required to remeasure its previously held equity interest in the acquiree at its acquisition-date fair value and recognize the resulting gain or loss in earnings. The acquisition-related transaction and restructuring costs will no longer be included as part of the capitalized cost of the acquired entity but will be required to be accounted for separately in accordance with applicable generally accepted accounting principles. SFAS No. 141(R) applies for the Company prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements.” The statement clarifies the definition of a non-controlling (or minority) interest and requires that non-controlling interests in subsidiaries be reported as a component of equity in the consolidated statement of financial position and requires that earnings attributed to the non-controlling interests be reported as part of consolidated earnings and not as a separate component of income or expense. However, it will also require expanded disclosures of the attribution of consolidated earnings to the controlling and non-controlling interests on the face of the consolidated income statement. SFAS No. 160 will require that changes in a parent’s controlling ownership interest, that do not result in a loss of control of the subsidiary, are accounted for as equity transactions among shareholders in the consolidated entity therefore resulting in no gain or loss recognition in the income statement. Only

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

when a subsidiary is deconsolidated will a parent recognize a gain or loss in net income. SFAS No. 160 will be applied by the Company prospectively beginning January 1, 2009 except for the presentation and disclosure requirements that will be applied retrospectively for all periods presented.

Note 2: Supplemental Financial Information

The following table details the components of “Other income (expense)” on the Consolidated Statements of Operations:

	Successor		Predecessor
(in millions)	Three months ended September 30, 2008	Period from September 25 through September 30, 2007	Period from July 1 through September 24, 2007
Investment gains and (losses)	$(2.7)	$(0.2)	$(0.5)
Derivative financial instruments gains and (losses)	9.1	(21.5)	(0.6)
Divestitures, net	0.1	—	2.6
Debt repayment gains and (losses)	—	(6.0)	—
Non-operating foreign currency gains and (losses)	64.0	—	—

Other income (expense)	$70.5	$(27.7)	$1.5

	Successor		Predecessor
(in millions)	Nine months ended September 30, 2008	Period from September 25 through September 30, 2007	Period from January 1 through September 24, 2007
Investment gains and (losses)	$19.4	$(0.2)	$(2.0)
Derivative financial instruments gains and (losses)	5.7	(21.5)	(0.6)
Divestitures, net	0.1	—	6.1
Debt repayment gains and (losses)	—	(6.0)	1.4
Non-operating foreign currency gains and (losses)	8.5	—	—

Other income (expense)	$33.7	$(27.7)	$4.9

The investment losses for the three months ended September 30, 2008 resulted from a money market investment impairment while the nine-month period also included a gain related to the sale of MasterCard stock. The derivative financial instruments gains for the three and nine month periods in 2008 were due most significantly to the mark-to-market adjustments for cross currency swaps that were not designated as accounting hedges, certain interest rate swaps that were not designated as accounting hedges for a period of time and the ineffectiveness from interest rate swaps that were designated as accounting hedges but are not perfectly effective.

For the three and nine months ended September 30, 2008, the net non-operating foreign currency exchange gains related to the mark-to-market of the Company’s intercompany loans and the euro-denominated debt issued in connection with the merger. Historically, intercompany loans were deemed to be of a long-term nature for which settlement was not planned or anticipated in the foreseeable future. Accordingly, the translation adjustments were reported in “Other comprehensive income”. Effective in September 2007 and in conjunction with the merger, the Company made the decision to begin settling intercompany loans which results in a benefit or charge to earnings due to movement in foreign currency exchange rates.

The derivative financial instruments loss in the successor 2007 period was due to decreases in the fair value of forward starting, deal contingent interest rate swaps of Omaha Acquisition Corporation for the period prior to its merger with and into the Company from March 29, 2007 (its formation) through September 24, 2007 and prior to their designation as a hedge. The debt repayment loss of $6.0 million in the 2007 successor period relates to the Company repurchasing a majority of its pre-merger debt after consummation of the merger for the cost to execute the associated debt tender.

Supplemental Cash Flow Information

Significant non-cash transactions during the nine months ended September 30, 2008 included the Company increasing the principal amount of its senior unsecured PIK term loan facility by $197.4 million resulting from the “payment” of accrued interest expense. During the nine months ended September 30, 2008, the Company entered into approximately $83 million of capital leases. Capital leases into which the Company entered during the successor and predecessor periods in 2007 were immaterial.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

On September 17, 2008, the Company launched a registered exchange offer to exchange the $2.2 billion aggregate principal amount of its 9.875% senior notes due 2015 for publicly tradable notes. The Company also exchanged substantially all of its remaining bridge loans for notes. See Note 7 for detailed information regarding these events.

See Note 12 for information concerning the Company’s stock-based compensation plans.

Note 3: Merger

On September 24, 2007, FDC merged with affiliates of KKR. For details, refer to Note 2 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Purchase Price Allocation

The total purchase price of approximately $26.6 billion was allocated to the Company’s net tangible and identifiable intangible assets based on their estimated fair values as set forth below. A portion of the valuation of identifiable intangible assets was allocated to the Company’s investments in unconsolidated joint ventures (reflected in the “Investment in affiliates” line of the Consolidated Balance Sheets). The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The allocation of the purchase price to fixed assets and identifiable intangible assets was finalized in the third quarter 2008. The Company has finalized its purchase accounting and in the third quarter of 2008 recorded purchase accounting adjustments mostly related to pre-acquisition contingencies, including pending litigation, implementation of management’s restructuring plans and deferred taxes on the purchase accounting. Certain adjustments related to income tax matters may, however, still be made in the fourth quarter.

(in millions)
Property and equipment	$1,047.3
Customer relationships	6,353.3
Software	852.5
Trade names	813.6
Other intangibles	157.0
Goodwill	18,504.1
Investment in affiliates	3,720.0
Deferred taxes	(3,682.6)
Other net liabilities acquired	(1,180.2)

Total purchase price	$26,585.0

The estimated weighted-average useful lives (excluding the impact of accelerated amortization and the First Data trade name which was determined to have an indefinite life) associated with the intangible assets are approximately:

Customer relationships	14 years
Software	6 years
Trade names	15 years
Other intangibles	16 years
Investment in affiliates	11 years
Total weighted-average useful lives	13 years

Upon consideration of many factors, including the determination that there are no legal, regulatory or contractual provisions that limit the useful life of the First Data trade name, the Company determined that the First Data trade name had an indefinite useful life with a value of $603.5 million. The Company also considered the effects of obsolescence, demand, competition, other economic factors and ability to maintain and protect the trade name without significant expenditures. The First Data trade name is expected to contribute directly or indirectly to the future cash flows of the Company for an indefinite period. As an indefinite lived asset, the First Data trade name will not be amortized but will be reviewed annually for impairment until such time as it is determined to have a finite life.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The Company generally uses straight-line amortization for intangible assets other than for customer relationships for which the pattern of economic benefits are known and for which an accelerated method of amortization is used to more appropriately allocate the cost of the relationships to the periods that will benefit from them. Deferred tax liabilities were recorded related to the allocation of the purchase price to intangible assets. Less than 5% of goodwill resulting from the merger is deductible for tax purposes at a local jurisdiction level. The allocation of goodwill by segment is as follows (in millions):

Merchant Services	$11,118.0
Financial Services	3,708.0
International	3,014.2
Prepaid Services	600.9
Integrated Payment Systems	—
All Other and Corporate	63.0

$18,504.1

Goodwill will be reviewed at least annually for impairment. The Company will perform its annual impairment review of goodwill in the fourth quarter. The current economic conditions may affect certain inputs to the impairment analysis that could have an adverse impact on the results.

Merger Related Restructuring Charges

During the fourth quarter 2007, the Company implemented a plan that provided strategic direction for the Company under its new leadership. The plan anticipated capturing efficiencies related to the simplification of domestic and international operations and other near term cost saving initiatives as well as certain reductions in personnel. In accordance with this plan and in November 2007, the Company terminated approximately 1,600 employees across the organization representing all levels of employees and approximately 6% of its worldwide work force. A majority of them ceased working before December 31, 2007. Additional actions occurred during first, second and third quarters 2008 resulting in the termination of over 500 employees across the organization reflected in purchase accounting.

The following table summarizes the Company’s utilization of restructuring accruals related to the merger recorded in purchase accounting for the nine months ended September 30, 2008:

(in millions)	Employee Severance
Remaining accrual at January 1, 2008	$92.4
Charges recorded in purchase accounting	48.1
Cash payments	(98.4)
Other adjustments	(5.2)

Remaining accrual at September 30, 2008	$36.9

Merger and Other Related Costs

During the predecessor periods from July 1, 2007 through September 24, 2007 and from January 1, 2007 through September 24, 2007, the Company expensed merger related costs consisting primarily of investment banking, accounting and legal fees totaling $53.8 million and $69.7 million, respectively. During the three and nine months ended September 30, 2008, the Company expensed $3.9 million and $9.2 million, respectively for similar costs. During the predecessor period from July 1, 2007 through September 24, 2007, the Company also recognized a pretax charge of $175.9 million related to accelerated vesting of all outstanding FDC unvested stock options, restricted stock awards and restricted stock units as well as Western Union unvested stock options, restricted stock awards and restricted stock units held by FDC employees and an additional $19.6 million of associated taxes (excluding all income tax impacts).

Unaudited Pro Forma Condensed Consolidated Statements of Operations

The following Unaudited Pro Forma Condensed Consolidated Statements of Operations reflect the consolidated results of operations of the Company as if the merger had occurred on January 1, 2007. The historical financial information has been adjusted to give effect to events that are (1) directly attributed to the merger, (2) factually supportable, and (3) with respect to the statement of operations, expected to have a continuing impact on the combined results. Such items include interest expense related to debt issued in conjunction with the merger as well as additional amortization expense associated with the valuation of intangible assets. This unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the merger had actually occurred on that date, nor of the results that may be obtained in the future.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Unaudited Pro Forma Condensed Consolidated Statements of Operations

	Three months ended September 30, 2007	Nine months ended September 30, 2007
	(in millions)	(in millions)
Revenues:
Transaction and processing service fees	$1,416.2	$4,061.7
Investment income, net	(29.9)	(67.7)
Product sales and other	240.9	628.4
Reimbursable debit network fees, postage and other	444.0	1,285.8

	2,071.2	5,908.2

Expenses:
Cost of services (exclusive of items shown below)	735.2	2,141.5
Cost of products sold	74.5	214.1
Selling, general and administrative	318.4	936.5
Reimbursable debit network fees, postage and other	444.0	1,285.8
Depreciation and amortization	305.7	906.1
Other operating expenses:
Restructuring, net	—	7.9
Impairments	4.3	20.6
Litigation and regulatory settlements	(2.5)	2.5
Other	—	(7.7)

	1,879.6	5,507.3

Operating profit	191.6	400.9

Interest income	13.5	34.4
Interest expense	(491.1)	(1,486.3)
Other income (expense)	(20.2)	(18.2)

	(497.8)	(1,470.1)

Loss before income taxes, minority interest, equity earnings in affiliates and discontinued operations	(306.2)	(1,069.2)
Income taxes	(130.8)	(502.2)
Minority interest	(38.7)	(107.8)
Equity earnings in affiliates	34.5	90.5

Loss from continuing operations	$(179.6)	$(584.3)

Note 4: Restructuring, Impairments, Litigation and Regulatory Settlements and Other

Restructuring charges and reversal of restructuring accruals

The Company recorded restructuring charges comprised of severance totaling $16.0 million for the three and nine months ended September 30, 2008. The third quarter 2008 restructurings resulted in terminations of employees within the Financial Services, Merchant Services and Prepaid Services segments ($13.8 million, $1.6 million and $0.6 million, respectively) in accordance with previously established plans. The estimated impact of these restructurings is a charge of approximately $23 million, most of which was recognized in the third quarter 2008 and the remainder to be recognized in the fourth quarter of 2008 and the first half of 2009.

The Company recorded restructuring charges in 2007 comprised of severance totaling $0.7 million and $10.2 million in the predecessor periods from July 1, 2007 through September 24, 2007 and January 1, 2007 through September 24, 2007, respectively. Restructuring charges for first quarter 2007 resulted from efforts to improve the overall efficiency and effectiveness of the sales and sales support teams within the Merchant Services segment. Severance charges resulted from the termination of approximately 230 sales related employees comprising approximately 10% of the segment’s regional sales, cross-sale and sales support organizations. This restructuring plan was completed in the first quarter of 2007. Restructuring charges for the second

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

and third quarter of the predecessor 2007 period resulted from the termination of approximately 140 employees within the International segment. The terminations were associated with data center consolidation and global sourcing initiatives. The Company also reversed $0.7 million and $2.3 million in the predecessor periods from July 1, 2007 through September 24, 2007 and January 1, 2007 through September 24, 2007, respectively, of prior period restructuring accruals related to changes in estimates regarding severance costs from restructuring activities that occurred in 2005 through 2007.

The following table summarizes the Company’s utilization of restructuring accruals from continuing operations, excluding merger related restructuring charges described in Note 3, for the period from January 1, 2008 through September 30, 2008 (in millions):

	Employee Severance	Facility Closure
Remaining accrual at January 1, 2008	$6.5	$0.1
Expense provision	16.0	—
Cash payments and other	(3.1)	(0.1)
Changes in estimates (a)	(3.1)	—

Remaining accrual at September 30, 2008	$16.3	$—

(a)	Primarily recorded through purchase accounting for the merger relating to pre-merger accruals.

Impairments

During the third quarter 2008, the Company recorded a charge related to an asset impairment associated with the Company’s subsidiary, Peace Software (“Peace”), included within the Financial Services segment. The impairment occurred because of the deterioration of profitability on existing business and Peace’s limited success in attracting new clients. This resulted in the Company recording an impairment of $29.6 million of the goodwill and intangible assets associated with this business which was reported in the “Impairments” line item of the Consolidated Statements of Operations. The Company sold Peace in October 2008.

During the predecessor period from July 1, 2007 through September 24, 2007, the Company recorded a charge of $4.2 million related to the impairment of fixed assets and software associated with the Company’s government business within the Financial Services segment. The Company recorded minority interest benefit of $1.1 million associated with the impairment. During the first quarter 2007, the Company recorded a charge of $16.3 million related to the impairment of goodwill and intangible assets associated with the wind-down of the Company’s official check and money order business described in Note 1.

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

Other

The majority of the benefit recorded during the period from January 1, 2007 through September 24, 2007, related to the release of escheatment accruals originally recorded in the fourth quarter 2005.

Note 5: Acquisitions and Dispositions

In January 2008, the Company entered into a joint venture with Allied Irish Banks p.l.c. (“AIB”), of which the Company owns 50.1%. The joint venture provides card acquiring services in the Republic of Ireland, the United Kingdom and elsewhere in Europe. The cash paid to acquire the Company’s interest in the joint venture with AIB was approximately $178 million. The preliminary purchase price allocation resulted in identifiable intangible assets of $64 million, which are being amortized over 10 years, a trade name of $37 million that is being amortized over 15 years and goodwill of $66 million. The joint venture with AIB is consolidated and reported as part of the International segment.

In February 2008, the Company acquired the remaining interest in Unified Network Payment Solutions (“UNPS”) located in Canada. UNPS is consolidated and reported as part of the International segment.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

In July 2008, FDC and its parent, First Data Holdings, Inc. (“Holdings”), purchased the remaining 18.2% and 13.6% of the outstanding equity of Money Network Financial, LLC, (“Money Network”), respectively, not already owned by the Company. The purchase price paid by Holdings consisted of shares of its common stock. FDC subsequently purchased Holdings’ interest in Money Network for an amount equivalent to the value of the shares issued by Holdings as purchase consideration. The total purchase price paid by FDC was $60.8 million. Money Network is reported as part of the Prepaid Services segment.

In September 2008, the Company purchased 50% of EUFISERV’s inter-bank processing business (subsequently renamed Trionis.) Trionis will provide services across Europe. The Company will account for its investment under the equity method of accounting within the International segment.

The aggregate cash paid during the nine months ended September 30, 2008 for the acquisitions was approximately $266 million. The aggregate preliminary purchase price allocation for these acquisitions resulted in $68 million in identifiable intangible assets, which are being amortized over five to 10 years, trade names of $38 million that are being amortized over 10 to 15 years and goodwill of $124 million.

The pro forma impact of all 2008 acquisitions on net income was not material.

In July 2008, the Company sold its subsidiary Active which was reported as part of the International segment.

In July 2008, the Company sold its interest in Early Warning Services which had been accounted for under the equity method and was reported in All Other and Corporate.

In October 2008, the Company sold its subsidiary Peace which was reported as part of the Financial Services segment.

On November 4, 2008, the Company and InComm Holdings Inc. (“InComm”) announced that they mutually agreed to terminate the April 2008 agreement for the Company to acquire InComm.

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

At September 30, 2008, there were nine affiliates accounted for under the equity method of accounting, comprised of five merchant alliances and four strategic investments in companies in related markets.

On November 1, 2008, the Company and JPMorgan Chase terminated their merchant alliance joint venture, Chase Paymentech SolutionsTM (“CPS”), which was the Company’s largest merchant alliance. The Company received its proportionate 49% share of the assets of the joint venture, including the full-service ISO and Agent Bank unit and a portion of the employees, which will be operated as part of its Merchant Services segment. First Data will continue to provide transaction processing and related services for certain merchants of the joint venture allocated to JPMorgan Chase. First Data has historically accounted for its minority interest in the joint venture under the equity method of accounting. Beginning November 1, 2008, the portion of the alliance’s business received by the Company in the separation will be reflected on a consolidated basis throughout the financial statements. CPS currently accounts for the vast majority of the equity earnings in affiliates and the processing and other fees noted in footnote (b) on the face of the Consolidated Statements of Operations. The receipt of the Company’s proportionate share of CPS will be accounted for as a purchase business combination. The assets and liabilities received will be recorded at their fair values which are expected to approximate the current carrying value of the Company’s investment in CPS. Due to the separation, the Company will assess its deferred tax liabilities established at the time of the merger. Additionally, the Company will receive approximately $200 million less cash from CPS upon the separation then it otherwise would have to satisfy an obligation associated with taxes. A significant portion of this obligation, however, may be recovered through the future amortization of increased tax basis generated by this event.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

As discussed in Note 5 above, the Company sold its investment in Early Warning Services and purchased 50% of EUFISERV’s inter-bank processing business in the third quarter 2008. In October 2008, the Company sold its interest in an international entity which had been accounted for under the equity method.

A summary of unaudited financial information for the merchant alliances and other affiliates accounted for under the equity method of accounting is as follows (in millions):

	Successor
(in millions)	September 30, 2008	December 31, 2007
Total assets	$6,275.3	$7,443.7
Total liabilities	$4,800.3	$6,186.8

	Successor		Predecessor
(in millions)	Three months ended September 30, 2008	Period from September 25, 2007 through September 30, 2007	Period from July 1, 2007 through September 24, 2007
Net operating revenues	$434.1	$26.9	$397.3
Operating expenses	237.3	15.0	220.3

Operating income	$196.8	$11.9	$177.0

Net income	$181.1	$11.4	$172.2
FDC equity earnings	$35.0	$3.3	$75.3

	Successor		Predecessor
(in millions)	Nine months ended September 30, 2008	Period from September 25, 2007 through September 30, 2007	Period from January 1, 2007 through September 24, 2007
Net operating revenues	$1,303.6	$26.9	$1,193.8
Operating expenses	724.9	15.0	667.5

Operating income	$578.7	$11.9	$526.3

Net income	$540.1	$11.4	$506.1
FDC equity earnings	$108.7	$3.3	$223.0

The primary components of assets and liabilities are settlement-related accounts as described in Note 6 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The formation of a merchant joint venture alliance accounted for under the equity method of accounting generally involves the Company and/or a financial institution contributing merchant contracts to the alliance and a cash payment from one owner to the other to achieve the desired ownership percentages. The asset amounts reflected above are owned by the alliances and other equity method investees and do not include any of such payments made by the Company. As discussed in Note 3, a portion of the purchase price related to the merger was allocated to the Company’s investments in unconsolidated joint ventures. The amount by which the total of the Company’s investments in its joint ventures exceeded its proportionate share of the joint ventures’ net assets totaled $2,827.2 million and $3,190.8 million at September 30, 2008 and December 31, 2007, respectively. The non-goodwill portion of this amount is considered an identifiable intangible asset that is amortized accordingly.

Note 7: Borrowings

Senior Secured Revolving Credit Facility and Senior Secured Term Loan Facility

The Company has a $2.0 billion senior secured revolving credit facility. The amounts outstanding against this facility were $306.8 million and $60.0 million as of September 30, 2008 and December 31, 2007, respectively.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

An affiliate of Lehman Brothers Holdings Inc. provides a commitment in the amount of $230.6 million of the Company’s $2.0 billion revolving credit facility. On September 15, 2008, Lehman Brothers Holdings Inc. filed a petition under Chapter 11 of the U.S. Bankruptcy Code. On September 18, 2008, the affiliate declined to participate in a request for funding under the Company’s revolving credit agreement and the Company has no assurances that they will participate in any future funding requests or that the Company could obtain replacement loan commitments from other banks. In the event the Company decides to draw upon the revolving credit facility and the affiliate of Lehman does not fund its obligation in accordance with the credit agreement, the Company believes there are sufficient other funding sources to meet its short-term and long-term liquidity needs.

The terms of the Company’s senior secured term loan facility require the Company to pay equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount. During the three and nine months ended September 30, 2008, the Company paid $31.9 million and $95.8 million, respectively, of principal payments on the senior secured term loan facility in accordance with this provision ($29.4 million and $88.3 million, respectively, related to the U.S. dollar denominated loan and $2.5 million and $7.5 million, respectively, related to the euro denominated loan). The principal on this loan was increased by $68.1 million in the three months ended September 30, 2008 as a result of a draw on the Company’s delayed draw term loan facility and the proceeds were used to pay off the balance of the Company’s 3.375% Notes due in 2008. As of September 30, 2008, approximately $131 million remains available under the delayed draw term loan facility and may be drawn as pre merger notes are repaid at any time prior to December 31, 2008.

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

9.875% Senior Notes due 2015

On September 17, 2008, the Company launched a registered exchange offer to exchange the $2.2 billion aggregate principal amount of its 9.875% senior notes due 2015 for publicly tradable notes having substantially identical terms and guarantees, except that the exchange notes will be freely tradable. Substantially all of the notes were exchanged effective October 14, 2008. There was no expenditure, other than professional fees incurred in connection with the Registration Statement itself, or receipt of cash associated with this exchange.

Senior Unsecured Cash-pay Term Loan Facility and Senior Unsecured PIK Term Loan Facility

The terms of the Company’s senior unsecured PIK (Payment In-Kind) term loan require that interest on this loan up to and including September 20, 2011 be paid entirely by increasing the principal amount of the outstanding loan or by issuing senior unsecured PIK debt. During the three and nine months ended September 30, 2008, the Company increased the principal amount of this loan by $73.7 million and $197.4 million, respectively, in accordance with this provision. The increase in the principal for this quarter is driven primarily by the increase in the interest rate described below.

In June 2008 and after negotiation with the holders of the debt, the Company entered into an agreement with the lenders which, among other things and most significantly, amended the interest rates on the senior unsecured term loan facilities. Effective August 19, 2008, the interest rate on the cash-pay term loan facility increased to 9.875% and the interest rate on the PIK term loan facility increased to 10.55%. The rates effective August 19, 2008 are equivalent to the cap rates that were prescribed by the original loan agreements.

In accordance with the terms of the amended senior unsecured term loan facility, the Company exchanged substantially all of the remaining balance of its 9.875% senior unsecured cash-pay term loan bridge loans due 2015 and 10.55% senior unsecured PIK term loan bridge loans due 2015 for senior cash-pay notes and senior PIK notes, respectively, in each case having substantially identical terms and guarantees with the exception of interest payments being due semi-annually on March 31 and September 30 of each year instead of quarterly. Holders of the remaining borrowings outstanding under the senior bridge loans may exchange, at the option of the lender, for senior cash-pay notes or senior PIK notes on the 15th day of each calendar month subsequent to this initial Exchange Offering. There was no expenditure, other than professional fees incurred in connection with the Exchange Offering itself, or receipt of cash associated with this exchange.

Senior Subordinated Unsecured Term Loan Facility

In June 2008 and after negotiation with the holders of the debt, the Company entered into an agreement with the lenders which, among other things and most significantly, amended the interest rates on the senior subordinated unsecured term loan facility. Effective August 19, 2008, the interest rate increased to 11.25%. The rate effective August 19, 2008 is equivalent to the cap rate that was prescribed by the original loan agreement.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

In accordance with the terms of the amended senior subordinated unsecured term loan facility, the Company exchanged substantially all of the remaining balance of its 11.25% senior subordinated unsecured term loan bridge loans due 2016 for senior subordinated notes having substantially identical terms and guarantees with the exception of interest payments being due semi-annually on March 31 and September 30 of each year instead of quarterly. Holders of the remaining borrowings outstanding under the senior bridge loans may exchange, at the option of the lender, for senior cash-pay notes or senior PIK notes on the 15th day of each calendar month subsequent to this initial Exchange Offering. There was no expenditure, other than professional fees incurred in connection with the Exchange Offering itself, or receipt of cash associated with this exchange.

Debt Fees

Initial borrowings under the senior unsecured cash-pay term loan facility, senior unsecured PIK term loan facility, and senior subordinated unsecured term loan facility represented bridge financing (the “bridge facilities”). In June 2008, the Company incurred fees totaling $102.4 million in connection with a modification of the bridge facilities (see descriptions of impact of modifications above). The fees have been capitalized as deferred financing costs and are reported in the “Other long-term assets” line of the Consolidated Balance Sheets. They are payable in three equal annual installments starting August 19, 2008 and are being amortized on a straight-line basis, which approximates the interest method, over the term of the respective debt, with a weighted-average period of 8 years. These fees replace higher underwriting fees that otherwise would have been payable when the bridge facilities were refinanced. No additional fees were paid upon the exchange of the bridge loans to notes described above.

Lines of Credit

The Company has a line of credit associated with First Data Deutschland, available solely for settlement purposes, which totaled approximately 70 million euro, or approximately $102.3 million, as of September 30, 2008. During the three months ended September 30, 2008, the Company eliminated its 60 million euro line of credit and decreased its remaining line of credit to 70 million euro. The Company had $67.1 million outstanding against the line of credit as of September 30, 2008 and $231.8 million outstanding as of December 31, 2007.

The Company has a line of credit associated with Cashcard Australia, Ltd. which is periodically used to fund ATM settlement activity. As of September 30, 2008, the line of credit totaled approximately 160 million Australian dollars, or approximately $133.6 million. The Company had $0 and $54.6 million outstanding against this line of credit as of September 30, 2008 and December 31, 2007, respectively.

The Company also has committed lines of credit associated with the AIB joint venture which totaled 145 million euro, or approximately $211.8 million, as of September 30, 2008. The credit lines are used primarily to fund settlement activity. The Company had $47.7 million outstanding against these lines of credit as of September 30, 2008.

The Company has two credit facilities associated with First Data Polska which are periodically used to fund settlement activity. The maximum amount available under these facilities, which varies for peak needs during the year, totals 245 million Polish zloty, or approximately $107.3 million. The Company had no amount outstanding against these lines of credit as of September 30, 2008 and an immaterial amount outstanding at December 31, 2007.

Other

The Company’s Merchant Solutions joint venture partner funds settlement activity on behalf of the joint venture in accordance with the joint venture’s operating agreement and on an uncommitted basis. The joint venture, which is a consolidated subsidiary of the Company, had $40.5 million and $15.6 million outstanding under this agreement as of September 30, 2008 and December 31, 2007, respectively.

The Company is in compliance with all applicable covenants as of September 30, 2008.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 8: Comprehensive Income

The components of comprehensive income (loss) are as follows (in millions):

	Successor		Predecessor
	Three months ended September 30, 2008	Period from September 25 through September 30, 2007	Period from July 1 through September 24, 2007
Net (loss) income	$(164.4)	$(28.7)	$56.7
Foreign currency translation adjustment	(322.4)	—	55.0
Unrealized loss on hedging activities	(23.4)	(6.1)	(0.3)
Unrealized (loss) gain on securities	(3.8)	0.3	0.2

Total comprehensive (loss) income	$(514.0)	$(34.5)	$111.6

	Successor		Predecessor
	Nine months ended September 30, 2008	Period from September 25 through September 30, 2007	Period from January 1 through September 24, 2007
Net (loss) income	$(546.7)	$(28.7)	$460.8
Foreign currency translation adjustment	(31.3)	—	123.1
Unrealized (loss) gain on hedging activities	(22.7)	(6.1)	0.4
Unrealized (loss) gain on securities	(13.4)	0.3	(18.2)

Total comprehensive (loss) income	$(614.1)	$(34.5)	$566.1

The repositioning of the IPS investment portfolio described in Note 1 resulted in the Company recognizing a net pretax loss of $1.3 million for the successor period from September 25, 2007 through September 30, 2007, a net pretax loss of $10.4 million for the predecessor period from July 1, 2007 through September 24, 2007, and a net pretax gain of $4.4 million for the predecessor period from January 1, 2007 through September 24, 2007, net of the impact of terminating any associated interest rate swaps, which were recognized in the “Investment income” line of the Consolidated Statements of Operations. As discussed in Note 13, the Company recorded unrealized losses of $51.2 million in the three and nine months ended September 30, 2008 relating to impairments of investments held in the IPS portfolio also recognized in “Investment income.” Net gains and losses on other securities recognized during the three and nine months ended September 30, 2008 and for the successor period from September 25, 2007 through September 30, 2007 and the predecessor period from January 1, 2007 through September 24, 2007 are disclosed in Note 2.

Note 9: Segment Information

For a detailed discussion of the Company’s principles regarding its operating segments refer to Note 17 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

As discussed in Note 1, the Company started operating under a new segment structure effective January 1, 2008. In connection with this segment realignment, the Company additionally excluded interest income and indirect corporate overhead from segment results. Segment results for the three and nine months ended September 30, 2007 have been revised to reflect the new structure. A summary of the new segments follows:

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

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

•

The IPS segment’s operations involve the issuance of official checks and money orders by agents which are typically banks or other financial institutions. In third quarter 2009, IPS will assign and transfer assets and equipment used in the retail money order business to The Western Union Company (“Western Union”). Official checks serve as an alternative to a bank’s own disbursement items such as cashiers or bank checks. Revenue is principally earned on invested funds which are pending settlement. The Company is in the process of winding down this business.

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

The following table presents the Company’s operating segment results for the successor three and nine months ended September 30, 2008, the successor period from September 25, 2007 through September 30, 2007, the predecessor period from July 1, 2007 through September 24, 2007 and the predecessor period from January 1, 2007 through September 24, 2007, respectively:

Successor
Three months ended September 30, 2008 (in millions)	Merchant Services	Financial Services	International	Prepaid Services	Integrated Payment Systems	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$520.1	$497.2	$380.1	$56.3	$3.1	$17.2	$1,474.0
Investment income, net	4.9	0.5	6.3	—	(36.0)	—	(24.3)
Product sales and other	83.1	22.7	84.8	—	—	27.3	217.9
Reimbursable debit network fees, postage and other	338.9	179.4	6.5	—	—	—	524.8
Equity earnings in affiliates (a)	78.5	—	9.3	—	—	0.5	88.3

Total segment reporting revenues	$1,025.5	$699.8	$487.0	$56.3	$(32.9)	$45.0	$2,280.7

Internal revenue	$20.5	$7.3	$1.5	$—	$—	$—	$29.3
External revenue	1,005.0	692.5	485.5	56.3	(32.9)	45.0	2,251.4
Depreciation and amortization	198.7	98.7	72.7	7.7	0.1	17.7	395.6
Operating profit (loss)	106.4	111.1	48.5	(0.5)	(42.3)	(66.5)	156.7
Other operating expenses and other income (expense) excluding divestitures	(2.8)	(43.3)	(0.1)	(0.6)	—	71.6	24.8

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Successor
Period from September 25, 2007 through September 30, 2007 (in millions)	Merchant Services	Financial Services	International	Prepaid Services	Integrated Payment Systems	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$33.0	$33.7	$23.0	$5.2	$0.3	$1.6	$96.8
Investment income, net	0.8	0.1	0.3	—	1.7	—	2.9
Product sales and other	5.8	1.8	4.6	—	—	0.1	12.3
Reimbursable debit network fees, postage and other	16.8	11.2	0.6	—	—	—	28.6
Equity earnings in affiliates (a)	4.9	—	0.3	—	—	0.1	5.3

Total segment reporting revenues	$61.3	$46.8	$28.8	$5.2	$2.0	$1.8	$145.9

Internal revenue and pretax equivalency	$0.8	$0.6	$0.1	$—	$3.8	$0.4	$5.7
External revenue	60.5	46.2	28.7	5.2	(1.8)	1.4	140.2
Depreciation and amortization	9.2	8.3	4.1	0.5	—	0.7	22.8
Operating profit (loss)	10.1	4.8	2.7	0.2	1.2	(6.4)	12.6
Other operating expenses and other income (expense) excluding divestitures	(0.4)	—	(0.3)	—	(0.5)	(26.5)	(27.7)

Predecessor
Period from July 1, 2007 through September 24, 2007 (in millions)	Merchant Services	Financial Services	International	Prepaid Services	Integrated Payment Systems	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$489.8	$479.4	$293.1	$44.8	$4.4	$23.1	$1,334.6
Investment income, net	11.8	0.8	4.7	—	8.3	—	25.6
Product sales and other	85.3	43.3	68.2	—	0.1	34.4	231.3
Reimbursable debit network fees, postage and other	245.2	167.3	8.2	—	0.1	—	420.8
Equity earnings in affiliates (a)	74.9	—	7.6	—	—	1.0	83.5

Total segment reporting revenues	$907.0	$690.8	$381.8	$44.8	$12.9	$58.5	$2,095.8

Internal revenue and pretax equivalency	$11.5	$8.6	$1.2	$—	$54.8	$5.5	$81.6
External revenue	895.5	682.2	380.6	44.8	(41.9)	53.0	2,014.2
Depreciation and amortization	50.3	60.1	53.2	1.9	0.4	9.1	175.0
Operating profit (loss)	257.1	138.8	27.8	8.4	1.8	(276.0)	157.9
Other operating expenses and other income (expense) excluding divestitures	(0.2)	(4.2)	(0.8)	—	—	2.2	(3.0)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Successor
Nine months ended September 30, 2008 (in millions)	Merchant Services	Financial Services	International	Prepaid Services	Integrated Payment Systems	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$1,522.1	$1,491.4	$1,079.5	$153.5	$10.3	$55.0	$4,311.8
Investment income, net	18.1	2.1	18.9	—	28.3	—	67.4
Product sales and other	242.3	77.5	245.5	—	0.2	83.2	648.7
Reimbursable debit network fees, postage and other	962.1	537.8	23.3	—	—	—	1,523.2
Equity earnings in affiliates (a)	234.4	—	26.2	—	—	2.5	263.1

Total segment reporting revenues	$2,979.0	$2,108.8	$1,393.4	$153.5	$38.8	$140.7	$6,814.2

Internal revenue	$42.9	$20.7	$4.9	$—	$—	$—	$68.5
External revenue	2,936.1	2,088.1	1,388.5	153.5	38.8	140.7	6,745.7
Depreciation and amortization	596.5	301.0	201.7	23.1	0.2	34.7	1,157.2
Operating profit (loss)	288.3	325.3	97.6	8.2	8.0	(166.8)	560.6
Other operating expenses and other income (expense) excluding divestitures	9.9	(43.3)	8.9	(0.6)	—	13.1	(12.0)

Predecessor
Period from January 1, 2007 through September 24, 2007 (in millions)	Merchant Services	Financial Services	International	Prepaid Services	Integrated Payment Systems	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$1,448.4	$1,477.1	$860.2	$138.0	$14.0	$70.2	$4,007.9
Investment income, net	36.8	3.8	12.2	—	56.9	—	109.7
Product sales and other	263.8	106.8	203.4	—	0.5	49.3	623.8
Reimbursable debit network fees, postage and other	735.4	512.5	25.6	—	0.1	—	1,273.6
Equity earnings in affiliates (a)	220.8	—	24.8	—	—	3.0	248.6

Total segment reporting revenues	$2,705.2	$2,100.2	$1,126.2	$138.0	$71.5	$122.5	$6,263.6

Internal revenue and pretax equivalency	$34.9	$27.8	$3.5	$—	$175.7	$16.7	$258.6
External revenue	2,670.3	2,072.4	1,122.7	138.0	(104.2)	105.8	6,005.0
Depreciation and amortization	159.8	188.9	155.5	6.2	2.5	26.5	539.4
Operating profit (loss)	713.3	436.7	93.7	24.2	30.1	(445.6)	852.4
Other operating expenses and other income (expense) excluding divestitures	(0.8)	(4.1)	(6.8)	(5.0)	(15.2)	7.6	(24.3)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows (in millions):

	Successor		Predecessor
(in millions)	Three months ended September 30, 2008	Period from September 25 through September 30, 2007	Period from July 1 through September 24, 2007
Revenues:
Total reported segments	$2,235.7	$144.1	$2,037.3
All other and corporate	45.0	1.8	58.5

Subtotal	2,280.7	145.9	2,095.8

Divested business	0.9	0.4	5.2
Equity earnings in affiliates (a)	(88.3)	(5.3)	(83.5)
Eliminations (b)	(29.3)	(5.7)	(81.6)

Consolidated	$2,164.0	$135.3	$1,935.9

(Loss) income before income taxes, minority interest, equity earnings in affiliates and discontinued operations:
Total reported segments	$223.2	$19.0	$433.9
All other and corporate	(66.5)	(6.4)	(276.0)

Subtotal	156.7	12.6	157.9

Divested business	0.3	0.1	1.5
Interest income	5.9	3.6	9.9
Interest expense	(497.7)	(34.6)	(33.2)
Minority interest from segment operations (c)	47.5	2.5	37.1
Equity earnings in affiliates	(35.0)	(3.3)	(75.3)
Restructuring, net	(16.0)	—	—
Impairments	(29.6)	—	(4.3)
Litigation and regulatory settlements	—	—	2.5
Other income (expense)	70.5	(27.7)	1.5
Eliminations (b)	—	(3.9)	(54.7)

Consolidated	$(297.4)	$(50.7)	$42.9

	Successor	Predecessor
(in millions)	Nine months ended September 30, 2008	Period from January 1 through September 24, 2007
Revenues:
Total reported segments	$6,673.5	$6,141.1
All other and corporate	140.7	122.5

Subtotal	6,814.2	6,263.6

Divested business	12.2	16.5
Equity earnings in affiliates (a)	(263.1)	(248.6)
Eliminations (b)	(68.5)	(258.6)

Consolidated	$6,494.8	$5,772.9

(Loss) income before income taxes, minority interest, equity earnings in affiliates and discontinued operations:
Total reported segments	$727.4	$1,298.0
All other and corporate	(166.8)	(445.6)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Successor	Predecessor
(in millions)	Nine months ended September 30, 2008	Period from January 1 through September 24, 2007
Subtotal	560.6	852.4

Divested business	4.1	4.6
Interest income	21.5	30.8
Interest expense	(1,466.5)	(103.6)
Minority interest from segment operations (c)	116.8	106.3
Equity earnings in affiliates	(108.7)	(223.0)
Restructuring, net	(15.9)	(7.9)
Impairments	(29.6)	(20.6)
Litigation and regulatory settlements	—	(2.5)
Other	—	7.7
Other income (expense)	33.7	4.9
Eliminations (b)	—	(176.6)

Consolidated	$(884.0)	$472.5

(a)	Excludes equity losses that were recorded in expense and the amortization related to the excess of the investment balance over the Company’s proportionate share of the investee’s net book value.

(b)

Represents elimination of an adjustment to record Integrated Payment Systems segment investment income and its related operating profit on a pretax equivalent basis in 2007 (no adjustment necessary in 2008 as the associated investment portfolio was repositioned to taxable investments) and elimination of intersegment revenue.

(c)	Excludes minority interest attributable to items excluded from segment operations.

Segment assets are as follows (in millions):

	Successor
	September 30, 2008	December 31, 2007
Assets:
Merchant Services	$20,733.4	$21,370.3
Financial Services	7,944.1	8,297.3
International	7,143.1	6,822.7
Prepaid Services	1,126.1	1,518.5
Integrated Payment Systems	5,702.3	13,138.2
All other and corporate	1,420.3	1,343.9
Divested Business	—	18.4

Consolidated	$44,069.3	$52,509.3

A reconciliation of reportable segment depreciation and amortization amounts to the Company’s consolidated balances in the Consolidated Statements of Cash Flows is as follows (in millions):

	Successor		Predecessor
	Three Months Ended September 30, 2008	Period from September 25 through September 30, 2007	Period from July 1 through September 24, 2007
Depreciation and Amortization:
Total reported segments	377.9	22.1	165.9
All other and corporate	17.7	0.7	9.1
Divested business	0.1	—	0.2

Consolidated	$395.7	$22.8	$175.2

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Successor	Predecessor
	Nine Months Ended September 30, 2008	Period from January 1 through September 24, 2007
Depreciation and Amortization:
Total reported segments	1,122.5	512.9
All other and corporate	34.7	26.5
Divested business	0.4	0.8

Consolidated	$1,157.6	$540.2

Note 10: Commitments and Contingencies

The Company is involved in various legal proceedings. The Company has made accruals with respect to these matters, where appropriate, which are reflected in the Company’s consolidated financial statements. The Company may enter into discussions regarding settlement of these matters, and may enter into settlement agreements, if it believes settlement is in the best interest of the Company. The matters discussed below, if decided adversely to or settled by the Company, individually or in the aggregate, may result in liability material to the Company’s financial condition or results of operations.

Legal

The Company, its subsidiary Concord EFS, Inc., and various financial institutions are defendants in a class action complaint filed in July 2004 by Pamela Brennan, Terry Crayton, and Darla Martinez on behalf of themselves and all others similarly situated (“Brennan”). Plaintiffs claim that the defendants violated antitrust laws by conspiring to artificially inflate foreign ATM fees that were ultimately charged to ATM cardholders. Plaintiffs seek a declaratory judgment, injunctive relief, compensatory damages, attorneys’ fees, costs and such other relief as the nature of the case may require or as may seem just and proper to the court. Similar suits were filed and all were consolidated and will now be referred to collectively as the “ATM Fee Antitrust Litigation.” On August 3, 2007, the Company filed a motion for summary judgment seeking to dismiss plaintiffs’ per se claims, arguing that there are procompetitive justifications for the ATM interchange. On March 24, 2008, the Court entered an order granting the defendants’ motions for partial summary judgment, finding that the claims raised in this case would need to be addressed under a “Rule of Reason” analysis. The Company intends to vigorously defend the action and an estimate of possible losses, if any, cannot be made at this time.

The Company and certain of its wholly owned subsidiaries are defendants in litigation commenced by DataTreasury Corporation (“DataTreasury”) alleging infringement of United States Patent No. 5,910,988 (the “988 Patent”) and Patent No. 6,032,137 (the “137 Patent”). The 988 Patent and the 137 Patent generally relate to remote data acquisition, encryption, centralized processing and storage. On February 24, 2006, DataTreasury filed a complaint naming more than 50 defendants, including the Company and certain of its wholly owned subsidiaries, for the infringement of Patent No. 5,930,778 (the “778 Patent”). The 778 patent generally relates to the clearing of financial instruments. On November 7, 2008, the parties entered into a settlement agreement pursuant to which all claims filed by the plaintiff will be dismissed. Pursuant to the settlement agreement, the Company will pay a settlement amount and receive a license to the patents that were at issue in the actions. The Company recorded an accrual for this settlement through purchase accounting.

Other

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 11: Employee Benefit Plans

The following table provides the components of net periodic benefit expense from continuing operations for the Company’s defined benefit pension plans:

	Successor		Predecessor
(in millions)	Three months ended September 30, 2008	Period from September 25 through September 30, 2007	Period from July 1 through September 24, 2007
Service costs	$2.7	$0.2	$2.6
Interest costs	10.4	0.7	10.2
Expected return on plan assets	(10.8)	(0.7)	(10.6)
Amortization	—	—	—

Net periodic benefit expense from continuing operations	$2.3	$0.2	$2.2

	Successor		Predecessor
(in millions)	Nine months ended September 30, 2008	Period from September 25 through September 30, 2007	Period from January 1 through September 24, 2007
Service costs	$8.2	$0.2	$8.0
Interest costs	31.9	0.7	27.4
Expected return on plan assets	(33.1)	(0.7)	(35.7)
Amortization	—	—	7.7

Net periodic benefit expense from continuing operations	$7.0	$0.2	$7.4

The Company estimates pension plan contributions for 2008 to be approximately $65 million. During the nine months ended September 30, 2008, approximately $54 million was contributed to the United Kingdom plan. No contributions are expected to the U.S. plan during 2008.

Note 12: Stock-Based Compensation

Successor Equity Plans

On October 26, 2007, Holdings established a stock incentive plan for certain management employees of FDC and its affiliates (“stock plan”). This stock plan is at the Holdings level which owns 100% of FDC’s equity interests. The stock plan provides the opportunity for certain management employees to purchase shares in Holdings and then receive a number of options or restricted stock based on a multiple of their investment in such shares. The employees that choose to invest enter into a management stockholders’ agreement. Principal terms of the management stockholders’ agreement include restrictions on transfers, lock ups, right of first refusal, registration rights, and a confidentiality, non-solicitation and non-compete covenant. The expense associated with this plan is recorded by FDC. The number of shares authorized under the stock plan is 119.5 million, 83 million of which are authorized for options.

Each employee who invests has the right to require Holdings to repurchase the shares and options upon the employee’s termination due to death or disability. The put rights expire one year after the termination event or upon a change in control. The repurchase price for the shares is their fair market value at the time of repurchase. The repurchase price for the options is their intrinsic value at the time of repurchase.

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

Total stock-based compensation expense recognized in the Consolidated Statements of Operations resulting from stock options, non-vested restricted stock awards and non-vested restricted stock units was $8.9 million and $19.5 million pretax for the three and nine months ended September 30, 2008, respectively, and zero for the period from September 25, 2007 through September 30, 2007. Stock-based compensation expense for the successor is recognized in the “Selling, general and administrative” line item of the Consolidated Statements of Operations.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

On July 1, 2008, FDC and its parent, Holdings, purchased the remaining 18.2% and 13.6% of the outstanding equity of Money Network, respectively, not already owned by the Company. The consideration paid by Holdings consisted of 6 million shares of its common stock. Due to certain repurchase features associated with the Holdings shares so issued, FDC recognized $1.9 million in stock compensation expense (included in total stock based compensation expense noted above) in the three months ended September 30, 2008 and expects to recognize an additional $5.6 million on a straight line basis through December 31, 2010. FDC subsequently purchased Holdings’ interest in Money Network for an amount equivalent to the value of the shares issued by Holdings as purchase consideration (excess of value of shares issued by Holdings over the stock compensation expense to be recognized).

Stock Options

During the nine months ended September 30, 2008, time options and performance options were granted under the new stock plan. Generally, time options and performance options were granted equally based on a multiple of the employee’s investment in shares of Holdings and have a contractual term of 10 years. Time options will vest equally over a five-year period and performance options will vest based upon Company EBITDA targets for the years 2008 through 2012. These EBITDA targets have both annual and cumulative components. The options also have certain accelerated vesting provisions upon a change in control, an initial public offering, and certain termination events.

The fair value of Holdings stock options granted for the three and nine months ended September 30, 2008 were estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	Three months ended September 30, 2008	Nine months ended September 30, 2008
Risk-free interest rate (weighted-average)	3.80%	3.38%
Dividend yield	—	—
Volatility (weighted-average)	66.75%	55.47%
Expected term (in years)	7	7
Fair value of stock	$5	$5
Fair value of options	$3	$3

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

A summary of Holdings stock option activity for the nine months ended September 30, 2008 is as follows (options in millions):

2008 Options
Outstanding at January 1	—
Granted	61.5
Cancelled / Forfeited	(1.2)

Outstanding at September 30	60.3

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

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

A summary of Holdings restricted stock award and restricted stock unit activity for the nine months ended September 30, 2008 is as follows (awards/units in millions):

2008 Awards/Units
Non-vested at January 1	—
Granted	2.0
Cancelled / Forfeited	(0.1)

Non-vested at September 30	1.9

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

Total stock-based compensation expense recognized in the Consolidated Statements of Operations resulting from stock options, non-vested restricted stock awards, non-vested restricted stock units as well as the employee stock purchase plan (“ESPP”) was $195.4 million for the predecessor period from July 1, 2007 through September 24, 2007 and $247.4 million for the predecessor period from January 1, 2007 through September 24, 2007. Included in the predecessor periods is $175.9 million of stock-based compensation expense incurred during the period from July 1, 2007 through September 24, 2007 due to the accelerated vesting of stock options, restricted stock awards and restricted stock units as the result of change in control provisions upon closing of the merger. Stock-based compensation expense for the predecessor was recognized in the “Cost of services” and “Selling, general and administrative” line items of the Consolidated Statements of Operations.

Stock Options and Employee Stock Purchase Plan Rights

The fair value of FDC stock options granted and ESPP rights for the predecessor period from January 1, 2007 through September 24, 2007 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

Stock Options [1]
Period from January 1, 2007 through September 24, 2007
Risk-free interest rate	4.65%
Dividend yield	0.49%
Volatility	23.42%
Expected term (in years)	5
Fair value	$7

[1]	There were no stock options granted during the predecessor period from July 1 through September 24, 2007.

ESPP [1]
Period from January 1, 2007 through September 24, 2007
Risk-free interest rate	4.75%
Dividend yield	0.47%
Volatility	23.85%
Expected term (in years)	0.25
Fair value	$6

[1]	The ESPP was terminated as of June 30, 2007.

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

Financial instruments carried at fair value as of September 30, 2008 and measured at fair value on a recurring basis are classified in the table below according to the hierarchy described above:

	Fair Value Measurement Using
September 30, 2008 (in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Settlement Assets - student loan auction rate securities	$—	$—	$513.8	$513.8
Settlement Assets - other available-for-sale securities	0.5	4,654.8	—	4,655.3
Other assets - available-for-sale securities	—	60.8	—	60.8
Interest rate swaps	—	3.8	—	3.8
Foreign currency derivatives	—	1.8	—	1.8

Total assets at fair value	$0.5	$4,721.2	$513.8	$5,235.5

Other Liabilities:
Interest rate swaps	$—	$228.3	$—	$228.3
Foreign currency derivatives	—	7.1	—	7.1

Total liabilities at fair value	$—	$235.4	$—	$235.4

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

September 30, 2008 (in millions)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3) Student loan auction rate securities
Beginning balance January 1, 2008	$—
Total gains or losses (realized or unrealized):
Included in other comprehensive income	(0.0)
Included in investment income, net	(39.3)
Transfers in (out) of Level 3	553.1

Ending balance September 30, 2008	$513.8

Settlement Assets

As of September 30, 2008, $5.2 billion of the Company’s $9.1 billion of “Settlement assets” were comprised of financial instruments that were carried at fair value. These investments included student loan auction rate securities (“SLARS”) and other available-for-sale securities discussed in more detail below.

Student loan auction rate securities

As of September 30, 2008, the Company held $513.8 million ($553.1 million par value) of SLARS which are long-term debt instruments, issued by student loan trusts, with variable interest rates that historically reset through a periodic Dutch auction process but do not include a put-back option. Beginning in mid-February 2008, due largely to uncertainty in the global credit and capital markets, investment banks and broker dealers became less willing to support SLARS and other auction rate securities (“ARS”) auctions. As a result, multiple auctions failed, including the auctions for the SLARS still held by the Company, although certain other ARS were successfully auctioned by the Company during that time. A failed auction does not represent a default by the issuer of the underlying security. As of September 30, 2008, with the exception of certain SLARS issued by the NextStudent Master Trust discussed below, the student loan auction rate securities held by the Company were all AAA/Aaa rated, except for one rated AA/Aa1, were all collateralized by securitized student loans substantially guaranteed by the United States government through the Federal Family Education Loan Program (“FFELP”) and continued to pay interest in accordance with the terms of their respective security agreements. The NextStudent Master Trust (“NextStudent”) securities, also collateralized by securitized student loans substantially guaranteed by the United States government, were downgraded by Moody’s on August 28, 2008 from Aaa to Baa3, but remain AAA rated by Fitch. The downgrade was a result of declining collateral which NextStudent is currently investigating. If the collateral continues to decline, a principal loss could occur which represents an uncertainty that has impacted the fair value of the securities.

As a result of the failed auctions, the trusts are required to pay maximum interest rates as defined in the security offering documents which are typically based on either LIBOR or Treasury rates plus a spread. The majority of the Company’s SLARS are currently earning spreads of 100 to 250 basis points over one month LIBOR or 120 basis points over 91 day Treasury Bills.

The Company will not be able to access liquidity for the SLARS until the auction market successfully resumes, a secondary market is established for long-term investors, or issuers redeem the securities. The Company currently has the ability and intent to hold these securities through 2009 due to the extended time period over which the wind-down of the official check and money order business, discussed in Note 1, is expected to take place. However, due to the length of time that has passed since the auctions failed and the ongoing uncertainties regarding future access to liquidity, the Company has determined the impairment is other than temporary and has recognized the entire unrealized loss of $39.3 million in “Investment income, net” in the Consolidated Statements of Operations.

Due to the lack of observable market activity for the SLARS held by the Company as of September 30, 2008, the Company made certain assumptions, primarily relating to estimating both the weighted average life for the securities held by the Company and the impact of the current lack of liquidity on the fair value. The securities have been valued based on comparison to securities that are also FFELP backed, investment grade, collateralized by bundled student loans and have similar weighted average lives to the Company’s best estimate of the weighted average lives of its securities, based on discussion with various brokers. The impact of the Company’s judgment in the valuation is significant and, accordingly, the resulting fair value is classified as Level 3 within the fair value hierarchy. The Company has recorded an unrealized loss of $39.3 million relating to the SLARS which it attributes to both liquidity and credit issues. After September 30, 2008, the general economic environment has further deteriorated. Accordingly, further impairments may be necessary in the fourth quarter 2008.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Other available-for-sale securities

As of September 30, 2008, the Company held preferred shares issued by the Federal Home Loan Mortgage Corporation (“Freddie Mac”) that are valued using quoted stock prices from the New York Stock Exchange and classified as Level 1. On September 7, 2008, the elimination of the preferred share dividends was announced, and on September 8, 2008, Freddie Mac was taken over by the Federal government. As a result, the securities were downgraded from AAA/Aaa to C/Ca and the share price fell dramatically. The Company concluded that the events represented evidence of a deterioration of the credit of Freddie Mac and that the impairment is therefore other than temporary. An unrealized loss of $5.9 million has been recognized in “Investment income, net” in the Consolidated Statements of Operations.

The Company also held money market funds issued by the Reserve Primary Fund with a par value of $300 million, of which $200 million is classified within Settlement Assets, that were not liquid as of September 30, 2008 due to the Fund’s holdings in debt instruments, mainly bank commercial paper, for which the market has frozen in recent weeks amid the global financial crisis. The Company valued the securities based on a delayed settlement confirmation and concluded that the impairment was other than temporary. An unrealized loss of $6.0 million has therefore been recognized in “Investment income, net” in the Consolidated Statements of Operations for the portion of the holdings included in Settlement Assets.

The Company also held certain investments in primarily short-term debt securities, including discounted commercial paper, other money market funds besides those discussed above, certificates of deposit (both domestic and Yankee), and fixed rate corporate bonds. Prices for these securities are not quoted on active exchanges but are priced through an independent third party pricing service based on quotations from market-makers in the specific instruments or, where appropriate, other market inputs including interest rates, benchmark yields, reported trades, issuer spreads, two sided markets, benchmark securities, bids, offers, and reference data. In certain instances, amortized cost is considered an appropriate approximation of market value. These securities are classified as Level 2.

Other Assets

The Company held an additional par value of $100 million of money market funds issued by the Reserve Primary Fund, discussed above, that were classified as “Cash and cash equivalents” that were also not liquid. At September 30, 2008, the Company expected a partial liquidation of its holdings in the Fund based on communications received and reclassified the remaining $60 million of delayed settlement from “Cash and cash equivalents” to “Other long-term assets” on the Consolidated Balance Sheets. In October 2008, such partial liquidation did occur. An unrealized loss of $3.0 million has been recognized in “Other income (expense)” in the Consolidated Statements of Operations related to these securities.

The Company maintains certain other investments that are classified as available-for-sale, carried at fair value and included in the “Other long-term assets” line item in the Consolidated Balance Sheets. These totaled less than $1.0 million at September 30, 2008 and included primarily equity securities which are valued based on Level 2 inputs.

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

Inputs to the derivative pricing models are generally observable and do not contain a high level of subjectivity. The degree to which the Company’s credit worthiness impacts the value does require some management judgment but as of September 30, 2008, the impact of this assessment on the overall value of the Company’s derivatives was not significant and the Company’s derivatives are classified within Level 2 of the hierarchy.

Note 14: Income Taxes

        During the nine months ended September 30, 2008, the Company’s liability for unrecognized tax benefits accrued under FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”) was reduced by $11 million after negotiating settlements with certain state jurisdictions. The reduction in the liability was recorded through cash payments and a decrease to goodwill. The U.S. federal statute of limitations for 2003 and 2004 expires on December 31, 2008 and the Company expects to receive notices of proposed deficiencies from the Internal Revenue Service on or prior to that date. The Company does not expect the notices to have a significant impact on its financial position or results of operations since it believes appropriate provisions for all unresolved issues have been made. As of September 30, 2008, the Company anticipates it is reasonably possible that its liability for unrecognized tax benefits may change within the next twelve months; however, the Company does not expect the change to significantly increase or decrease the total amounts of unrecognized tax benefits.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

Note 16: Supplemental Guarantor Condensed Consolidating Financial Statements

As described in Note 7 above, on September 17, 2008, the Company launched a registered exchange offer to exchange the $2.2 billion aggregate principal amount of its 9.875% senior notes due 2015 for publicly tradable notes. Substantially all of the notes were exchanged effective October 14, 2008. The senior publically tradable notes are unconditionally guaranteed by substantially all existing and future, direct and indirect, wholly owned, domestic subsidiaries of the Company other than Integrated Payment Systems Inc (“Guarantors”). None of the other subsidiaries of the Company, either direct or indirect, guarantee the senior publically tradable notes (“Non-Guarantors”). Also described in Note 7 above, the Company exchanged substantially all of the remaining balance of its senior unsecured cash-pay term loan bridge loans and senior unsecured PIK term loan bridge loans as well as all of its senior subordinated unsecured term loan bridge loans for senior cash-pay notes, senior PIK notes and senior subordinated notes. The Guarantors also unconditionally guarantee the senior secured revolving credit facility and senior secured term loan facility, senior cash-pay notes, senior PIK notes and senior subordinated notes. The senior publically tradable note guarantees are unsecured and rank senior in right of payment to all existing and future subordinated indebtedness of the Company’s guarantor subsidiaries. The senior publically tradable note guarantees rank equally in right of payment with all existing and future senior indebtedness of the guarantor subsidiaries.

The following tables present the results of operations, financial position and cash flows of the Company (“Parent”), the Guarantor subsidiaries, the Non-Guarantor subsidiaries and Eliminations for the successor three and nine months ended September 30, 2008, the successor period from September 25, 2007 through September 30, 2007, the predecessor period from July 1, 2007 through September 24, 2007 and the predecessor period from January 1, 2007 through September 24, 2007, and as of September 30, 2008 and December 31, 2007 to arrive at the information for First Data Corporation on a consolidated basis.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Successor
(in millions)	Three months ended September 30, 2008
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Transaction and processing service fees	$0.8	$1,009.6	$451.5	$—	$1,461.9
Investment income, net	—	5.7	(30.2)	—	(24.5)
Product sales and other	—	135.4	87.1	(6.9)	215.6
Reimbursable debit network fees, postage and other	—	484.3	26.7	—	511.0

	0.8	1,635.0	535.1	(6.9)	2,164.0

Expenses:
Cost of services (exclusive of items shown below)	—	561.1	200.1	—	761.2
Cost of products sold	—	52.6	31.4	(6.9)	77.1
Selling, general and administrative	58.4	146.0	101.9	—	306.3
Reimbursable debit network fees, postage and other	—	484.3	26.7	—	511.0
Depreciation and amortization	1.5	245.0	92.4	—	338.9
Other operating expenses:
Restructuring, net	—	16.0	—	—	16.0
Impairments	—	—	29.6	—	29.6

	59.9	1,505.0	482.1	(6.9)	2,040.1

Operating profit	(59.1)	130.0	53.0	—	123.9

Interest income	1.8	0.7	3.4	—	5.9
Interest expense	(489.8)	(2.0)	(5.9)	—	(497.7)
Interest (expense) income from intercompany notes	(26.3)	20.1	6.2	—	—
Other income (expense)	62.4	—	8.1	—	70.5
Equity earnings from consolidated subsidiaries	134.0	17.7	—	(151.7)	—

	(317.9)	36.5	11.8	(151.7)	(421.3)

(Loss) income before income taxes, minority interest and equity earnings in affiliates	(377.0)	166.5	64.8	(151.7)	(297.4)
Income tax (benefit) expense	(206.9)	74.9	(13.5)	—	(145.5)
Minority interest	—	(0.2)	(47.3)	—	(47.5)
Equity earnings in affiliates	5.7	26.1	3.2	—	35.0

Net (loss) income	$(164.4)	$117.5	$34.2	$(151.7)	$(164.4)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Successor
(in millions)	Period from September 25 through September 30, 2007
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Transaction and processing service fees	$—	$75.0	$20.8	$—	$95.8
Investment income, net	—	0.8	(1.6)	—	(0.8)
Product sales and other	—	7.4	5.1	(0.5)	12.0
Reimbursable debit network fees, postage and other	—	27.0	1.3	—	28.3

	—	110.2	25.6	(0.5)	135.3

Expenses:
Cost of services (exclusive of items shown below)	—	37.7	10.7	—	48.4
Cost of products sold	—	3.5	1.9	(0.5)	4.9
Selling, general and administrative	4.5	12.9	7.5	—	24.9
Reimbursable debit network fees, postage and other	—	27.0	1.3	—	28.3
Depreciation and amortization	0.1	15.8	4.9	—	20.8

	4.6	96.9	26.3	(0.5)	127.3

Operating profit	(4.6)	13.3	(0.7)	—	8.0

Interest income	3.2	0.1	0.3	—	3.6
Interest expense	(34.5)	—	(0.1)	—	(34.6)
Interest (expense) income from intercompany notes	(1.3)	1.1	0.2	—	—
Other (expense) income	(26.6)	—	(1.1)	—	(27.7)
Equity earnings (loss) from consolidated subsidiaries	10.9	(4.7)	—	(6.2)	—

	(48.3)	(3.5)	(0.7)	(6.2)	(58.7)

(Loss) income before income taxes, minority interest and equity earnings in affiliates	(52.9)	9.8	(1.4)	(6.2)	(50.7)
Income tax (benefit) expense (1)	(23.8)	6.6	(4.0)	—	(21.2)
Minority interest	—	—	(2.5)	—	(2.5)
Equity earnings in affiliates	0.4	2.8	0.1	—	3.3

Net (loss) income	$(28.7)	$6.0	$0.2	$(6.2)	$(28.7)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Predecessor
(in millions)	Period from July 1 through September 24, 2007
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Transaction and processing service fees	$0.7	$943.8	$378.6	$(2.7)	$1,320.4
Investment income, net	—	10.8	(39.9)	—	(29.1)
Product sales and other	—	159.0	74.6	(4.7)	228.9
Reimbursable debit network fees, postage and other	—	398.6	17.1	—	415.7

	0.7	1,512.2	430.4	(7.4)	1,935.9

Expenses:
Cost of services (exclusive of items shown below)	97.6	496.9	202.3	(1.2)	795.6
Cost of products sold	—	47.1	28.7	(6.2)	69.6
Selling, general and administrative	203.3	174.2	55.6	—	433.1
Reimbursable debit network fees, postage and other	—	398.6	17.1	—	415.7
Depreciation and amortization	1.7	112.2	41.5	—	155.4
Other operating expenses:
Restructuring, net	(0.1)	0.2	(0.1)	—	—
Impairments	—	4.2	0.1	—	4.3
Litigation and regulatory settlements	(2.5)	—	—	—	(2.5)

	300.0	1,233.4	345.2	(7.4)	1,871.2

Operating profit	(299.3)	278.8	85.2	—	64.7

Interest income	3.2	1.2	5.5	—	9.9
Interest expense	(28.7)	(0.9)	(3.6)	—	(33.2)
Interest (expense) income from intercompany notes	(18.3)	16.0	2.3	—	—
Other income (expense)	2.3	—	(0.8)	—	1.5
Equity earnings from consolidated subsidiaries	308.4	41.1	—	(349.5)	—

	266.9	57.4	3.4	(349.5)	(21.8)

(Loss) income before income taxes, minority interest, equity earnings in affiliates and discontinued operations	(32.4)	336.2	88.6	(349.5)	42.9
Income tax (benefit) expense (1)	(79.2)	143.3	(45.9)	—	18.2
Minority interest	—	(0.2)	(36.0)	—	(36.2)
Equity earnings in affiliates	9.9	61.5	3.9	—	75.3

Income (loss) from continuing operations	$56.7	$254.2	$102.4	$(349.5)	$63.8
Loss from discontinued operations, net of taxes	—	—	(7.1)	—	(7.1)

Net income (loss)	$56.7	$254.2	$95.3	$(349.5)	$56.7

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Successor
(in millions)	Nine months ended September 30, 2008
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Transaction and processing service fees	$2.3	$2,971.4	$1,311.6	$—	$4,285.3
Investment income, net	—	20.7	46.6	—	67.3
Product sales and other	—	410.1	251.0	(19.5)	641.6
Reimbursable debit network fees, postage and other	—	1,424.9	75.7	—	1,500.6

	2.3	4,827.1	1,684.9	(19.5)	6,494.8

Expenses:
Cost of services (exclusive of items shown below)	—	1,609.6	657.7	—	2,267.3
Cost of products sold	—	156.0	94.9	(19.5)	231.4
Selling, general and administrative	172.5	463.0	290.4	—	925.9
Reimbursable debit network fees, postage and other	—	1,424.9	75.7	—	1,500.6
Depreciation and amortization	4.4	725.1	267.3	—	996.8
Other operating expenses:
Restructuring, net	—	16.0	(0.1)	—	15.9
Impairments	—	—	29.6	—	29.6

	176.9	4,394.6	1,415.5	(19.5)	5,967.5

Operating profit	(174.6)	432.5	269.4	—	527.3

Interest income	7.8	2.5	11.2	—	21.5
Interest expense	(1,442.9)	(5.2)	(18.4)	—	(1,466.5)
Interest (expense) income from intercompany notes	(79.0)	61.4	17.6	—	—
Other (expense) income	(7.6)	0.5	40.8	—	33.7
Equity earnings from consolidated subsidiaries	514.8	53.3	—	(568.1)	—

	(1,006.9)	112.5	51.2	(568.1)	(1,411.3)

(Loss) income before income taxes, minority interest and equity earnings in affiliates	(1,181.5)	545.0	320.6	(568.1)	(884.0)
Income tax (benefit) expense	(619.8)	242.1	32.3	—	(345.4)
Minority interest	—	(0.6)	(116.2)	—	(116.8)
Equity earnings in affiliates	15.0	85.8	7.9	—	108.7

Net (loss) income	$(546.7)	$388.1	$180.0	$(568.1)	$(546.7)

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Predecessor
(in millions)	Period from January 1 through September 24, 2007
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Transaction and processing service fees	$2.3	$2,863.8	$1,103.8	$(4.0)	$3,965.9
Investment income, net	—	33.2	(100.1)	—	(66.9)
Product sales and other	—	411.3	224.5	(19.4)	616.4
Reimbursable debit network fees, postage and other	—	1,206.7	50.8	—	1,257.5

	2.3	4,515.0	1,279.0	(23.4)	5,772.9

Expenses:
Cost of services (exclusive of items shown below)	125.3	1,510.1	575.9	(4.0)	2,207.3
Cost of products sold	—	150.6	78.0	(19.4)	209.2
Selling, general and administrative	332.9	503.7	222.2	—	1,058.8
Reimbursable debit network fees, postage and other	—	1,206.7	50.8	—	1,257.5
Depreciation and amortization	5.7	349.9	120.8	—	476.4
Other operating expenses:
Restructuring, net	(0.6)	6.2	2.3	—	7.9
Impairments	—	4.2	16.4	—	20.6
Litigation and regulatory settlements	(2.5)	5.0	—	—	2.5
Other	(3.8)	(1.7)	(2.2)	—	(7.7)

	457.0	3,734.7	1,064.2	(23.4)	5,232.5

Operating profit	(454.7)	780.3	214.8	—	540.4

Interest income	10.6	3.6	16.6	—	30.8
Interest expense	(90.3)	(2.7)	(10.6)	—	(103.6)
Interest (expense) income from intercompany notes	(38.6)	41.0	(2.4)	—	—
Other income (expense)	2.4	3.5	(1.0)	—	4.9
Equity earnings from consolidated subsidiaries	839.1	137.4	—	(976.5)	—

	723.2	182.8	2.6	(976.5)	(67.9)

Income (loss) before income taxes, minority interest, equity earnings in affiliates and discontinued operations	268.5	963.1	217.4	(976.5)	472.5
Income tax (benefit) expense (1)	(161.5)	433.6	(146.3)	—	125.8
Minority interest	—	(2.4)	(102.9)	—	(105.3)
Equity earnings in affiliates	30.8	183.6	8.6	—	223.0

Income (loss) from continuing operations	$460.8	$710.7	$269.4	$(976.5)	$464.4
Loss from discontinued operations, net of taxes	—	—	(3.6)	—	(3.6)

Net income (loss)	$460.8	$710.7	$265.8	$(976.5)	$460.8

(1)	The Non-Guarantor tax benefits are predominately attributable to tax losses of IPS, a wholly owned subsidiary of the Parent. Under tax sharing agreements, IPS receives the tax benefit for tax losses utilized in the Parent’s consolidated tax return. The losses are in large part due to IPS historically investing its investment portfolio in non-taxable municipal bonds at the instruction of Parent. The IPS tax benefit included for the successor period from September 25, 2007 through September 30, 2007, the predecessor period from July 1, 2007 through September 24, 2007 and the predecessor period from January 1, 2007 through September 24, 2007 was $3.4 million, $52.2 million and $171.3 million, respectively. As of January 1, 2008, with the wind-down of the official check and money order business and the shift from tax exempt investments to a taxable portfolio, IPS is no longer in a taxable loss position.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Successor
(in millions)	September 30, 2008
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$57.2	$50.9	$470.8	—	$578.9
Accounts receivable, net of allowance for doubtful accounts	15.9	1,123.4	929.1	—	2,068.4
Settlement assets (2)	—	2,430.9	5,847.5	—	8,278.4
Other current assets	45.7	261.5	128.5	—	435.7

Total current assets	118.8	3,866.7	7,375.9	—	11,361.4

Property and equipment, net of accumulated depreciation	25.7	733.8	332.6	—	1,092.1
Goodwill	—	13,833.0	4,819.7	—	18,652.7
Customer relationships, net of accumulated amortization	—	4,203.5	1,382.7	—	5,586.2
Other intangibles, net of accumulated amortization	2.7	1,215.3	694.1	—	1,912.1
Investment in affiliates	539.1	2,795.0	253.7	—	3,587.8
Long-term settlement assets (2)	—	—	838.7	—	838.7
Other long-term assets	738.4	263.3	36.6	—	1,038.3
Investment in consolidated subsidiaries	30,988.4	2,628.6	—	$(33,617.0)	—

Total assets	$32,413.1	$29,539.2	$15,734.0	$(33,617.0)	$44,069.3

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$2.2	$89.0	$97.1	—	$188.3
Short-term and current portion of long-term borrowings	449.0	37.4	173.0	—	659.4
Settlement obligations (2)	—	2,430.9	6,707.4	—	9,138.3
Other current liabilities	223.3	651.3	448.3	—	1,322.9

Total current liabilities	674.5	3,208.6	7,425.8	—	11,308.9

Long-term borrowings	21,978.1	45.5	94.3	—	22,117.9
Deferred long-term tax (assets) liabilities	(589.4)	3,536.9	395.5	—	3,343.0
Intercompany payable (receivable)	1,670.7	(1,214.2)	(456.5)	—	—
Intercompany notes	1,559.7	(1,170.8)	(388.9)	—	—
Other long-term liabilities	713.4	67.9	112.1	—	893.4

Total liabilities	26,007.0	4,473.9	7,182.3	—	37,663.2

Stockholder’s equity	6,406.1	25,065.3	8,551.7	$(33,617.0)	6,406.1

Total liabilities and stockholder’s equity	$32,413.1	$29,539.2	$15,734.0	$(33,617.0)	$44,069.3

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Successor
(in millions)	December 31, 2007
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$60.6	$60.7	$485.2	—	$606.5
Accounts receivable, net of allowance for doubtful accounts	21.9	1,339.1	1,051.8	—	2,412.8
Settlement assets (2)	—	3,989.9	13,152.7	—	17,142.6
Other current assets	94.3	272.3	113.1	—	479.7

Total current assets	176.8	5,662.0	14,802.8	—	20,641.6

Property and equipment, net of accumulated depreciation	21.7	608.6	309.0	—	939.3
Goodwill	—	11,963.3	4,853.9	—	16,817.2
Customer relationships, net of accumulated amortization	—	5,106.5	1,679.0	—	6,785.5
Other intangibles, net of accumulated amortization	2.6	1,087.7	647.8	—	1,738.1
Investment in affiliates	532.8	2,738.0	255.5	—	3,526.3
Long-term settlement assets (2)	—	—	1,085.8	—	1,085.8
Other long-term assets	654.2	246.4	74.9	—	975.5
Investment in consolidated subsidiaries	30,208.8	2,246.8	—	$(32,455.6)	—

Total assets	$31,596.9	$29,659.3	$23,708.7	$(32,455.6)	$52,509.3

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$2.2	$84.6	$71.7	—	$158.5
Short-term and current portion of long-term borrowings	266.6	21.5	332.2	—	620.3
Settlement obligations (2)	—	3,989.9	14,238.5	—	18,228.4
Other current liabilities	163.4	772.3	463.2	—	1,398.9

Total current liabilities	432.2	4,868.3	15,105.6	—	20,406.1

Long-term borrowings	21,836.6	12.4	104.5	—	21,953.5
Deferred long-term tax (assets) liabilities	(305.6)	2,341.6	345.6	—	2,381.6
Intercompany payable (receivable)	548.6	(88.7)	(459.9)	—	—
Intercompany notes	1,575.7	(1,254.9)	(320.8)	—	—
Other long-term liabilities	680.4	144.1	114.6	—	939.1

Total liabilities	24,767.9	6,022.8	14,889.6	—	45,680.3

Stockholder’s equity	6,829.0	23,636.5	8,819.1	$(32,455.6)	6,829.0

Total liabilities and stockholder’s equity	$31,596.9	$29,659.3	$23,708.7	$(32,455.6)	$52,509.3

(2)	The majority of the Guarantor settlement assets relates to the Company’s merchant acquiring business. The Company believes the settlement assets are not available to satisfy any claims other than those related to the settlement liabilities.

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Successor
(in millions)	Nine months ended September 30, 2008
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents at beginning of period	$60.6	$60.7	$485.2	$—	$606.5

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income from continuing operations	(546.7)	388.1	180.0	(568.1)	(546.7)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	29.4	861.7	266.5	—	1,157.6
Charges (gains) related to restructuring, impairments, litigation and regulatory settlements, other and other income (expense)	4.6	15.5	(11.3)	—	8.8
Other non-cash and non-operating items, net	(334.1)	(233.3)	(10.7)	568.1	(10.0)
Increase (decrease) in operating assets and liabilities, excluding the effects of acquisitions and dispositions	(620.2)	375.7	62.5	—	(182.0)

Net cash (used in) provided by operating activities	(1,467.0)	1,407.7	487.0	—	427.7

CASH FLOWS FROM INVESTING ACTIVITIES
Current period acquisitions, net of cash acquired	(17.6)	(62.8)	(185.3)	—	(265.7)
Payments related to other businesses previously acquired	2.3	(19.0)	(0.4)	—	(17.1)
Proceeds from dispositions, net of expenses paid	—	29.0	17.0	—	46.0
Additions to property and equipment, net	(3.1)	(111.1)	(74.9)	—	(189.1)
Payments to secure customer service contracts, including outlays for conversion and capitalized systems development costs	(1.3)	(81.1)	(36.3)	—	(118.7)
Proceeds from the sale of marketable securities	—	0.5	52.1	—	52.6
Other investing activities	(62.4)	3.5	6.9	—	(52.0)

Net cash used in investing activities	(82.1)	(241.0)	(220.9)	—	(544.0)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	246.8	—	(138.9)	—	107.9
Proceeds from issuance of long-term debt	68.1	—	—	—	68.1
Principal payments on long-term debt	(200.8)	(21.9)	(23.7)	—	(246.4)
Capital contributed by Parent	126.8	—	—	—	126.8
Excess tax benefit from share-based payment arrangement	46.8	—	—	—	46.8
Cash dividends	(1.8)	—	—	—	(1.8)
Intercompany	1,259.8	(1,185.4)	(74.4)	—	—

Net cash provided by (used in) financing activities	1,545.7	(1,207.3)	(237.0)	—	101.4

Effect of exchange rate changes on cash and cash equivalents	—	30.8	(43.5)	—	(12.7)

Change in cash and cash equivalents	(3.4)	(9.8)	(14.4)	—	(27.6)

Cash and cash equivalents at end of period	$57.2	$50.9	$470.8	$—	$578.9

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Successor
(in millions)	Period from September 25 through September 30, 2007
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents at beginning of period	$—	$—	$—	$—	$—

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income from continuing operations	(28.7)	6.0	0.2	(6.2)	(28.7)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	0.9	20.0	1.9	—	22.8
Charges (gains) related to restructuring, impairments, litigation and regulatory settlements, other and other income (expense)	26.6	—	1.1	—	27.7
Other non-cash and non-operating items, net	(11.5)	0.5	(0.3)	6.2	(5.1)
Increase (decrease) in operating assets and liabilities, excluding the effects of acquisitions and dispositions	(62.7)	53.6	50.5	—	41.4

Net cash (used in) provided by operating activities	(75.4)	80.1	53.4	—	58.1

CASH FLOWS FROM INVESTING ACTIVITIES
Merger with Kohlberg Kravis Roberts & Co., net of cash acquired	(25,235.1)	58.2	202.4	—	(24,974.5)
Other investing activities	(20.2)	—	(15.3)	—	(35.5)

Net cash (used in) provided by investing activities	(25,255.3)	58.2	187.1	—	(25,010.0)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	200.0	—	(48.8)	—	151.2
Proceeds from issuance of long-term debt	21,213.5	—	—	—	21,213.5
Principal payments on long-term debt	(1,961.4)	(0.4)	(0.8)	—	(1,962.6)
Proceeds from issuance of common stock	7,226.5	—	—	—	7,226.5
Intercompany	(320.3)	7.3	313.0	—	—

Net cash provided by financing activities	26,358.3	6.9	263.4	—	26,628.6

Change in cash and cash equivalents	1,027.6	145.2	503.9	—	1,676.7

Cash and cash equivalents at end of period	$1,027.6	$145.2	$503.9	$—	$1,676.7

FIRST DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Predecessor
(in millions)	Period from January 1 through September 24, 2007
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents at beginning of period	$82.9	$190.6	$880.7	$—	$1,154.2

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) from continuing operations	460.8	710.7	269.4	(976.5)	464.4
Net loss from discontinued operations	—	—	(3.6)	—	(3.6)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	12.3	401.4	126.5	—	540.2
Charges (gains) related to restructuring, impairments, litigation and regulatory settlements, other and other income (expense)	(6.8)	10.2	17.5	—	20.9
Other non-cash and non-operating items, net	(653.8)	(243.0)	(11.9)	976.5	67.8
Increase (decrease) in operating assets and liabilities, excluding the effects of acquisitions and dispositions	(300.0)	339.0	(368.1)	—	(329.1)

Net cash (used in) provided by operating activities from continuing operations	(487.5)	1,218.3	33.4	—	764.2
Net cash used in operating activities from discontinued operations	—	—	(9.7)	—	(9.7)

Net cash (used in) provided by operating activities	(487.5)	1,218.3	23.7	—	754.5

CASH FLOWS FROM INVESTING ACTIVITIES
Current period acquisitions, net of cash acquired	(358.1)	(12.4)	(319.8)	—	(690.3)
Payments related to other businesses previously acquired	(12.0)	(33.9)	(4.1)	—	(50.0)
Additions to property and equipment, net	(15.9)	(195.4)	(64.2)	—	(275.5)
Payments to secure customer service contracts, including outlays for conversion and capitalized systems development costs	(5.0)	(106.9)	(11.8)	—	(123.7)
Proceeds from the sale of marketable securities	—	11.8	—	—	11.8
Other investing activities	(17.4)	(10.3)	18.2	—	(9.5)

Net cash used in investing activities	(408.4)	(347.1)	(381.7)	—	(1,137.2)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	—	—	26.3	—	26.3
Principal payments on long-term debt	(88.3)	(19.1)	(19.2)	—	(126.6)
Proceeds from issuance of common stock	187.4	—	—	—	187.4
Excess tax benefit from share-based payment arrangement	219.8	—	—	—	219.8
Purchase of treasury shares	(371.8)	—	—	—	(371.8)
Cash dividends	(67.7)	—	—	—	(67.7)
Intercompany	1,346.4	(994.7)	(351.7)	—	—

Net cash provided by (used in) financing activities	1,225.8	(1,013.8)	(344.6)	—	(132.6)

Effect of exchange rate changes on cash and cash equivalents	—	10.2	24.3	—	34.5

Change in cash and cash equivalents	329.9	(132.4)	(678.3)	—	(480.8)

Cash and cash equivalents at end of period	$412.8	$58.2	$202.4	$—	$673.4

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company applied purchase accounting to the opening balance sheet and results of operations effective immediately subsequent to the merger date. The value assigned to intangible assets and fixed assets as well as other purchase accounting adjustments that mostly relate to pre-acquisition contingencies, including pending litigation, implementation of management’s restructuring plans and deferred taxes on the purchase accounting were finalized in the third quarter 2008. Certain adjustments related to income tax matters may, however, still be made in the fourth quarter.

Presentation

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is presented for the successor periods for the three and nine months ended September 30, 2008 as well as the period from September 25, 2007 through September 30, 2007 and the predecessor periods from July 1, 2007 through September 24, 2007 and January 1, 2007 through September 24, 2007. Predecessor and successor periods primarily relate to the periods preceding the merger and the periods succeeding the merger, respectively. Pro forma results for the three and nine months ended September 30, 2007 are also presented. The Company believes that the discussion on a pro forma basis allows the 2008 results of operations to be analyzed on a more comparable basis to 2007. Note that there were no adjustments in the calculation of pro forma revenue and the most significant pro forma adjustments in the calculation of pro forma expense pertained to depreciation and amortization of the re-valued fixed assets and intangible assets and interest expense on the new debt issued in connection with the merger.

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

•

The IPS segment’s operations involve the issuance of official checks and money orders by agents which are typically banks or other financial institutions. In third quarter 2009, IPS will assign and transfer assets and equipment used in its retail money order business to The Western Union Company (“Western Union”) as discussed in the “Other” section below. Official checks serve as an alternative to a bank’s own disbursement items such as cashiers or bank checks. Revenue is principally earned on invested funds which are pending settlement. The Company is in the process of winding down this business.

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

2008 Financial Summary

This financial summary presents comparative information for the three and nine months ended September 30, 2008 versus the three and nine months ended September 30, 2007 presented on a pro forma basis. The 2007 discussion of results for the predecessor and successor periods are presented later in this MD&A. The Company believes the presentation of the 2007 results on a pro forma basis throughout this MD&A is a useful supplement to the historical results as it allows comparative analysis and is generally more indicative of future operations as the pro forma results comprehend the impact of the merger transaction.

•

Total revenues increased 4% and 10% for the three and nine-month periods in 2008 in comparison to the same pro forma periods in 2007, with Merchant Services segment revenue growing 6% and 8%, Financial Services segment revenue decreasing 5% and 2% and International segment revenue growing 19% and 21% for the same periods, respectively.

•

During the three and nine months ended September 30, 2008, domestic merchant transactions increased 9% to 7.1 billion and 10% to 20.5 billion, respectively; domestic debit issuer transactions increased 3% to 3.1 billion and 3% to 9.0 billion, respectively; and international transactions increased 21% to 1.6 billion and 19% to 4.7 billion, respectively.

•

Operating profit for the three months ended September 30, 2008 decreased 35% from the same pro forma period in the prior year due mostly to increased restructuring and impairment charges, increased depreciation and amortization resulting from capital expenditures and acquisitions, and termination fees earned by the Debit business in 2007 partially offset by lower stock compensation expense, lower incentive compensation, the impact of acquisitions and the benefit of foreign currency exchange rate movements. Operating profit increased 32% for the nine months ended September 30, 2008 compared to the same pro forma period in the prior year due to increased net investment income and lower stock compensation expense among other items.

2008 Acquisitions and Related Activity

•

In January 2008, the Company entered into a joint venture with Allied Irish Banks p.l.c. (“AIB”), of which the Company owns 50.1%. The joint venture provides card acquiring services in the Republic of Ireland, the United Kingdom and elsewhere in Europe. The joint venture with AIB is consolidated and reported in the International segment.

•

In July 2008, the Company purchased the remaining 31.8% interest in its Money Network Financial, LLC subsidiary previously owned by minority interest holders and reported in the Prepaid Services segment.

•	On November 4, 2008, the Company and InComm Holdings Inc. (“InComm”) announced that they mutually agreed to terminate the April 2008 agreement for the Company to acquire InComm.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Chase Paymentech

On November 1, 2008, the Company and JPMorgan Chase terminated their merchant alliance joint venture, Chase Paymentech SolutionsTM (“CPS”), which was the Company’s largest merchant alliance. The Company received its proportionate 49% share of the assets of the joint venture, including the full-service ISO and Agent Bank unit and a portion of the employees, which will be operated as part of its Merchant Services segment. First Data will continue to provide transaction processing and related services for certain merchants of the joint venture allocated to JPMorgan Chase. First Data has historically accounted for its minority interest in the joint venture under the equity method of accounting. Beginning November 1, 2008, the portion of the alliance’s business received by the Company in the separation will be reflected on a consolidated basis throughout the financial statements. CPS currently accounts for the vast majority of the equity earnings in affiliates and the processing and other fees noted in footnote (b) on the face of the Consolidated Statements of Operations. The receipt of the Company’s proportionate share of CPS will be accounted for as a purchase business combination. The assets and liabilities received will be recorded at their fair values which are expected to approximate the current carrying value of the Company’s investment in CPS. As a result and on a pro forma basis, the separation is not expected to have a material impact on historical net income (loss) and the Company’s historical reported revenues and expenses will increase. Due to the separation, the Company will assess its deferred tax liabilities established at the time of the merger. The separation will result in the loss of JPMorgan Chase branch referrals and access to the JPMorgan Chase brand. Additionally, the Company will receive approximately $200 million less cash from CPS upon the separation then it otherwise would have to satisfy an obligation associated with taxes. A significant portion of this obligation, however, may be recovered through the future amortization of increased tax basis generated by this event. The separation of the joint venture will also pose the following potential risks: loss of certain processing volume over time, disruption of the business due to the need to identify and transition to a new financial institution for sponsorship and clearing services for the merchants allocated to FDC, and post-separation competition by JPMorgan, any of which could have a material adverse effect on the Company’s operations and results.

Economic Conditions

General economic conditions in the United States and other areas of the world continue to show signs of weakening. Many of FDC’s businesses rely in part on the number and size of consumer transactions which may be challenged by a declining U.S. and world economy and difficult credit markets. After experiencing a rebound in the early part of 2008 from the slow 2007 holiday spending period, domestic merchant transaction growth has since slowed slightly on a year to date basis; however, a still further transaction decline was experienced in the month of September. This reduction in spending is across a wide range of categories, with discounters showing less of an effect than smaller retailers. While the Company is partially insulated from specific industry trends through its diverse market presence, broad slowdowns in consumer spending could have a material adverse impact on future revenues and profits. Retail sales are expected to remain relatively flat or decrease during the holiday period in 2008 compared to 2007. Even with flat sales compared to 2007, the Company’s revenues could decrease as sales may continue to shift to large discount merchants from which the Company earns less per transaction. Additionally, credit card issuers have been reducing credit limits and are more selective with regard to whom they issue cards. The current status of the domestic and world economy is expected to continue into the fourth quarter of 2008 and potentially into 2009. A continuation of the economic slowdown could adversely impact future revenues and profits of the Company.

In addition to the weakening economic conditions, there is also volatility in the credit and capital markets which could adversely impact the Company’s results of operations due to the potential for additional investment losses and investment impairments in future quarters. The Company will perform its annual impairment review of goodwill in the fourth quarter. The current economic conditions may affect certain inputs to the impairment analysis that could have an adverse impact on the results.

An affiliate of Lehman Brothers Holdings Inc. provides a commitment in the amount of $230.6 million of the Company’s $2.0 billion revolving credit facility. On September 15, 2008, Lehman Brothers Holdings Inc. filed a petition under Chapter 11 of the U.S. Bankruptcy Code. On September 18, 2008, the affiliate declined to participate in a request for funding under the Company’s revolving credit agreement and the Company has no assurances that they will participate in any future funding request or that the Company could obtain replacement loan commitments from other banks. In the event the Company decides to draw upon the revolving credit facility and the affiliate of Lehman does not fund its obligation in accordance with the credit agreement, the Company believes it has sufficient other funding sources to meet its short-term and long-term liquidity needs. As a result of the weakened credit market, the Company performed a review of others providing commitments under the revolving credit facility and of its derivative counterparties. Based upon this review, the Company believes it has minimal credit exposure to troubled financial institutions, as all but one of the counterparties are highly-rated financial institutions. The one exception is the derivative counterparty which is a different affiliate of Lehman Brothers Holdings, Inc. Although Lehman Brothers Holdings, Inc. and this affiliate filed a bankruptcy petition, the Company believes it has minimal credit exposure because the Company was in a payable position on this particular derivative as of September 30, 2008, and the Company replaced this derivative in October 2008 with another highly-rated counterparty. The Company will continue to monitor the credit market for developments that could indicate increased credit exposure.

As of September 30, 2008, the Company held $513.8 million ($553.1 million par value) of student loan auction rate securities (“SLARS”) which are long-term debt instruments, issued by student loan trusts, with variable interest rates that historically reset through a periodic Dutch auction process but do not include a put-back option. Beginning in mid-February 2008, due largely to uncertainty in the global credit and capital markets, investment banks and broker dealers became less willing to support SLARS and other auction rate securities auctions. As a result, multiple auctions failed, including the auctions for the SLARS still held by the Company. A failed auction does not represent a default by the issuer of the underlying security. As of September 30, 2008, all SLARS held by the Company were rated AAA/Aaa with the exception of one rated AA/Aa1 and one rated

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Baa3 and all were substantially guaranteed by the United States government and continued to pay interest in accordance with the terms of their respective security agreements. Due to the lack of observable market activity for the SLARS held by the Company as of September 30, 2008, the Company made certain assumptions, primarily relating to estimating both the weighted average life for the securities held by the Company and the impact of the current lack of liquidity and valued the securities based on comparison to similar securities for which market data, though limited, is available. The Company recorded an impairment after concluding the impairment was other than temporary and recognized a loss of $39.3 million in the “Investment income, net” line of the Consolidated Statement of Operations. As of September 30, 2008, the Company believes the fair value of the SLARS is materially accurate. After September 30, 2008, the general economic environment has further deteriorated. Accordingly, further impairments may be necessary in the fourth quarter 2008.

The Company held money market funds issued by the Reserve Primary Fund with a par value of $300 million, of which, prior to write down, $200 million, $38 million and $62 million was classified within the “Settlement Assets,” “Cash and Cash Equivalents” and “Other Long-Term Assets” lines of the Consolidated Balance Sheet, respectively, that were not liquid as of September 30, 2008. The illiquidity was due to the Fund’s holdings in debt instruments, mainly bank commercial paper, for which the market has frozen in recent weeks amid the global financial crisis. The Company valued the securities based on a delayed settlement confirmation and concluded that the impairment was other than temporary. Unrealized losses of $6.0 million and $3.0 million were recognized in the “Investment income, net” and “Other income (expense)” lines of the Consolidated Statement of Operations, respectively. In October 2008, the Company received a partial liquidation from the Reserve Primary Fund of approximately $150 million attributable in a directly pro rata manner to settlement and total non-settlement balances, respectively.

The Company recognized, in the “Investment income, net” line of the Consolidated Statement of Operations, $5.9 million of unrealized losses associated with preferred shares in Federal Home Loan Mortgage Corporation (“Freddie Mac”) deemed to be other than temporarily impaired.

As a result of the current economic conditions in the United States and around the world, large banks are consolidating. The Company has long-term contracts with certain of these banks and uncertainty exists around the longevity of these contracts due to the consolidations. Although the contracts have liquidated damages provisions, the uncertainty surrounding these agreements could potentially lead to asset impairments.

Other

In July 2008, IPS agreed with Western Union that on October 1, 2009 IPS will assign and transfer to Western Union, among other things, certain assets and equipment used by IPS to issue retail money orders and an amount sufficient to satisfy all outstanding retail money orders. On the closing date, Western Union will assume IPS’s role as issuer of the retail money orders. The transfer will result in a significant decrease to the IPS settlement asset portfolio.

Results of Operations

The following discussion for both consolidated results and segment results for the three and nine months ended September 30, 2008 includes comparisons to the successor period from September 25 to September 30, 2007 and to the predecessor periods from July 1, 2007 to September 24, 2007 and January 1, 2007 to September 24, 2007. On a supplemental basis, the three and nine months ended September 30, 2008 is compared to pro forma results for the three and nine months ended September 30, 2007. Consolidated results should be read in conjunction with segment results, which provide more detailed discussions concerning certain components of the Consolidated Statements of Operations. All significant intercompany accounts and transactions have been eliminated.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Consolidated Results

	Historical		Historical
	Successor	Pro Forma	Successor	Predecessor	Percent Change
(in millions)	Three months ended September 30, 2008	Three months ended September 30, 2007	Period from September 25 through September 30, 2007	Period from July 1 through September 24, 2007	2008 vs. Pro Forma 2007%
Revenues:
Transaction and processing service fees	$1,461.9	$1,416.2	$95.8	$1,320.4	3%
Investment income, net	(24.5)	(29.9)	(0.8)	(29.1)	18%
Product sales and other	215.6	240.9	12.0	228.9	(11)%
Reimbursable debit network fees, postage and other	511.0	444.0	28.3	415.7	15%

	$2,164.0	$2,071.2	$135.3	$1,935.9	4%

Expenses:
Cost of services (exclusive of items shown below)	$761.2	$735.2	$48.4	$795.6	4%
Cost of products sold	77.1	74.5	4.9	69.6	3%
Selling, general and administrative	306.3	318.4	24.9	433.1	(4)%
Reimbursable debit network fees, postage and other	511.0	444.0	28.3	415.7	15%
Depreciation and amortization	338.9	305.7	20.8	155.4	11%
Other operating expenses, net	45.6	1.8	—	1.8	NM

	$2,040.1	$1,879.6	$127.3	$1,871.2	9%

	Historical		Historical
	Successor	Pro Forma	Successor	Predecessor	Percent Change
(in millions)	Nine months ended September 30, 2008	Nine months ended September 30, 2007	Period from September 25 through September 30, 2007	Period from January 1 through September 24, 2007	2008 vs. Pro Forma 2007%
Revenues:
Transaction and processing service fees	$4,285.3	$4,061.7	$95.8	$3,965.9	6%
Investment income, net	67.3	(67.7)	(0.8)	(66.9)	NM
Product sales and other	641.6	628.4	12.0	616.4	2%
Reimbursable debit network fees, postage and other	1,500.6	1,285.8	28.3	1,257.5	17%

	$6,494.8	$5,908.2	$135.3	$5,772.9	10%

Expenses:
Cost of services (exclusive of items shown below)	$2,267.3	$2,141.5	$48.4	$2,207.3	6%
Cost of products sold	231.4	214.1	4.9	209.2	8%
Selling, general and administrative	925.9	936.5	24.9	1,058.8	(1)%
Reimbursable debit network fees, postage and other	1,500.6	1,285.8	28.3	1,257.5	17%
Depreciation and amortization	996.8	906.1	20.8	476.4	10%
Other operating expenses, net	45.5	23.3	—	23.3	NM

	$5,967.5	$5,507.3	$127.3	$5,232.5	8%

NM - Not Meaningful

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

The following provides highlights of revenue and expense growth while a more detailed discussion is included in the “Segment Results” section below:

Operating revenues overview

Transaction and processing service fees – Revenue was positively impacted for the three and nine months ended September 30, 2008 due to the growth of existing clients, increased transaction volumes, acquisitions and the benefit of foreign currency exchange rate movements. These benefits were partially offset by price compression, lost business and the affects of the slowing economy. Third quarter 2008 growth rates (calculated based upon comparison to pro forma 2007) slowed compared to the second quarter 2008 due to a slow down in the economy.

Investment income, net – The three and nine months ended September 30, 2008 benefited from reduced commissions that are netted against earnings on the official check and money order business investment portfolio in the IPS segment. The reduced commissions were caused by favorable changes in interest rates and modifications to the contract terms made in conjunction with the wind-down of the official check and money order business. The three and nine-month periods were negatively impacted by an investment impairment of $51.2 million taken in the third quarter 2008 (related to the SLARS and other investments discussed above in “Economic Conditions”), lower market interest rates and a decrease in the portfolio balances caused by the wind-down of the official check and money order business. Investment income benefited during the three and nine-month periods from the repositioning of the IPS portfolio to taxable investments effective at the beginning of 2008.

Investment income declined in the third quarter 2008 from the second quarter 2008 due to the negative factors discussed above and most significantly from the asset impairments. The Company expects that investment income will continue to decline in future quarters as the official check and money order business continues to wind-down. IPS segment revenues were similarly impacted by the above noted items but were additionally affected by presenting the segment’s revenues on a pretax equivalent basis in the 2007 predecessor and successor periods but not in 2008. Such presentation is not necessary in 2008 due to the repositioning of the portfolio to taxable investments. The impact of this segment presentation in the 2007 predecessor and successor periods was eliminated for consolidated reporting purposes.

Product sales and other – The three months ended September 30, 2008 was negatively impacted by higher contract termination fees and portfolio sales in the 2007 predecessor period within the Financial Services and Merchant Services segments, declines in terminal sales within the Merchant Services segment due to slowing demand, price compression, and lower royalty income within All Other and Corporate. The three-month period benefited from increased terminal sales in the International segment and from acquisitions.

The nine months ended September 30, 2008 was impacted by the items noted above. Benefiting the nine-month period was higher royalty income within All Other and Corporate during the first six months of 2008 offset partially by declines in professional services revenue due to completed projects and a portfolio sale in the 2007 predecessor period.

During the three and nine months ended September 30, 2008, royalty income decreased approximately $7 million and increased approximately $33 million, respectively, compared to the same pro forma 2007 periods.

Reimbursable debit network fees, postage and other – The three and nine months ended September 30, 2008 benefited most significantly due to increases in debit network fees resulting from the continued growth of PIN-debit transaction volumes as well as rate increases imposed by the debit networks and due to an increase in postage rates.

Operating expenses overview

Cost of services – The three months ended September 30, 2008 decreased most significantly due to charges recorded in the 2007 predecessor period related to the accelerated vesting of stock options and restricted stock awards and units upon the change of control due to the merger with KKR. Also contributing to the decrease were decreases in employee related expenses due to a reduction in share-based compensation resulting from the Company’s new equity compensation plan implemented after the merger as compared to the pre-merger equity compensation plan, within All Other and Corporate, as well as merger-related reductions in force, the largest of which occurred in the fourth quarter 2007, and lower incentive compensation. Partially offsetting these decreases were increased outside professional services expenses due to global labor sourcing initiatives, consulting expense, data center consolidation, the impact of acquisitions and net increases in various expense items not individually significant. The nine months ended September 30, 2008 was impacted by the same items noted above. Cost of services increased for the three and nine months ended September 30, 2008 compared to the same 2007 pro forma periods due to the items noted above excluding the impact of the 2007 accelerated vesting charges which are excluded from the pro forma 2007 periods.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Cost of services, as a percentage of transaction and processing service fee revenue, decreased for the three and nine months ended September 30, 2008 compared to the predecessor periods from July 1, 2007 to September 24, 2007 and January 1, to September 24, 2007 and successor 2007 period, as a result of the items noted above.

Cost of products sold – Increased for the three and nine months ended September 30, 2008 due to acquisitions and increased terminal sales within the International segment offset partially by a decrease in costs associated with terminal and software sales due to a decline in sales volumes domestically.

Selling, general and administrative – Decreased for the three and nine months ended September 30, 2008 due to a decline in employee related expenses resulting from charges recorded in the 2007 predecessor period related to the accelerated vesting of stock options and restricted stock awards and units upon the change of control, a decrease in incentive compensation, a decrease in share-based compensation expense due to the Company’s new equity compensation plan implemented after the merger as compared to the pre-merger equity compensation plan and legal fees related to the merger incurred in 2007, all within All Other and Corporate, as well as merger-related reductions in force. Partially offsetting these decreases are the impacts of acquisitions as well as sponsor management fees. Selling, general and administrative expenses decreased for the three and nine months ended September 30, 2008 compared to the same 2007 pro forma periods due to the items noted above excluding the impact of the 2007 accelerated vesting charges which are excluded from the pro forma 2007 periods.

Depreciation and Amortization – Increased for the three and nine months ended September 30, 2008 due to the amortization of identifiable intangible assets recorded in purchase accounting related to the merger as well as amortization of customer relationships on an accelerated basis in the successor period. Partially offsetting this increase was a decrease related to the depreciation of fixed assets recorded in purchase accounting related to the merger. Although the total value of the fixed assets increased from pre-merger book values, certain of the depreciable assets were determined to have longer lives which resulted in lower annual depreciation. The three and nine months ended September 30, 2008 increased compared to the same 2007 pro forma periods due to amortization of assets capitalized subsequent to September 30, 2007 as well as the impact of acquisitions.

Other operating expenses, net

The Company recorded restructuring charges comprised of severance totaling $16.0 million for the three and nine months ended September 30, 2008, respectively. The third quarter 2008 restructurings resulted in terminations of employees in the Financial Services, Merchant Services and Prepaid Services segments ($13.8 million, $1.6 million and $0.6 million, respectively) in accordance with previously established plans. The estimated impact of these restructurings is a charge of approximately $23 million, most of which was recognized in the third quarter 2008 and the remainder to be recognized in the fourth quarter of 2008 and the first half of 2009. The Company will recognize cost savings resulting from these restructurings; however, because these activities are part of other company-wide initiatives, an estimate of cost savings associated with these specific actions cannot be determined.

During the third quarter 2008, the Company recorded a charge related to an asset impairment associated with the Company’s subsidiary, Peace Software (“Peace”), included within the Financial Services segment. The impairment occurred because of the deterioration of profitability on existing business and Peace’s limited success in attracting new clients. This resulted in the Company recording an impairment of $29.6 million of the goodwill and intangible assets associated with this business which was reported in the “Impairments” line item of the Consolidated Statements of Operations. The Company sold Peace in October of 2008.

Restructuring charges during the first quarter of 2007 resulted from efforts to improve the overall efficiency and effectiveness of the sales and sales support teams within the Merchant Services segment. This action resulted in the termination of approximately 230 sales related employees comprising approximately 10% of the segment’s regional sales, cross-sale and sales support organizations. Second and third quarter 2007 charges resulted from the termination of approximately 140 employees within the International segment. The terminations were associated with the data center consolidation and global sourcing initiatives.

During the first quarter 2007, the Company recorded a charge of $16.3 million related to the impairment of goodwill and intangible assets associated with the wind-down of the Company’s official check and money order business. In addition and during the second quarter 2007, the Company recorded a $5.0 million litigation accrual associated with a judgment against the Company pertaining to a vendor contract issue in the Prepaid Services segment. Also during the second quarter 2007, the Company released a portion of the domestic escheatment accrual made in the fourth quarter 2005 which is reflected in “Other”. The release was prompted by reaching resolution with a large majority of all the states as to the Company’s escheatment liability. During the third

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

quarter 2007, within Financial Services segment, the Company recorded a charge of $4.2 million related to the impairment of fixed assets and software associated with its government business. The Company recorded minority interest benefit of $1.1 million associated with the impairment. The Company also recorded a benefit of $2.5 million, within All Other and Corporate, related to the Visa settlement that was originally recorded in the third quarter 2006.

Interest expense

Interest expense for the three and nine months ended September 30, 2008 increased over the 2007 predecessor periods most significantly due to debt of approximately $22.8 billion at September 30, 2008, incurred primarily as the result of the merger. Prior to the merger in 2007, the Company had debt balances of less than $3 billion. Higher interest rates on the new merger related debt also contributed to the increase.

Other income (expense)

	Successor		Predecessor
(in millions)	Three months ended September 30, 2008	Period from September 25 through September 30, 2007	Period from July 1 through September 30, 2007
Investment gains and (losses)	$(2.7)	$(0.2)	$(0.5)
Derivative financial instruments gains and (losses)	9.1	(21.5)	(0.6)
Divestitures, net	0.1	—	2.6
Debt repayment gains and (losses)	—	(6.0)	—
Non-operating foreign currency gains and (losses)	64.0	—	—

Other income (expense)	$70.5	$(27.7)	$1.5

	Successor		Predecessor
(in millions)	Nine months ended September 30, 2008	Period from September 25 through September 30, 2007	Period from January 1 through September 30, 2007
Investment gains and (losses)	$19.4	$(0.2)	$(2.0)
Derivative financial instruments gains and (losses)	5.7	(21.5)	(0.6)
Divestitures, net	0.1	—	6.1
Debt repayment gains and (losses)	—	(6.0)	1.4
Non-operating foreign currency gains and (losses)	8.5	—	—

Other income (expense)	$33.7	$(27.7)	$4.9

The investment loss for the three months ended September 30, 2008 resulted from a money market investment impairment while the nine–month period also included a gain related to the sale of MasterCard stock. The derivative financial instruments gains for the three and nine month periods in 2008 were due most significantly to the mark-to-market adjustments for cross currency swaps that were not designated as accounting hedges, certain interest rate swaps that were not designated as accounting hedges for a period of time and the ineffectiveness from interest rate swaps that were designated as accounting hedges but are not perfectly effective.

For the three and nine months ended September 30, 2008, the net non-operating foreign currency exchange gains related to the mark-to-market of the Company’s intercompany loans and the euro-denominated debt issued in connection with the merger. Historically, intercompany loans were deemed to be of a long-term nature for which settlement was not planned or anticipated in the foreseeable future. Accordingly, the translation adjustments were reported in “Other comprehensive income”. Effective in September 2007 and in conjunction with the merger, the Company made the decision to begin settling intercompany loans which results in a benefit or charge to earnings due to movement in foreign currency exchange rates.

The derivative financial instruments loss in the 2007 successor period was due to decreases in the fair value of forward starting, deal contingent interest rate swaps of Omaha Acquisition Corporation for the period prior to its merger with and into the Company from March 29, 2007 (its formation) through September 24, 2007 and prior to their designation as a hedge. The debt repayment loss of $6.0 million in the 2007 successor period relates to the Company repurchasing a majority of its pre-merger debt after consummation of the merger for the cost to execute the associated debt tender.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Income taxes

The Company’s effective tax rates on pretax loss were (46.9%) and (38.7%), tax benefits, for the three and nine months ended September 30, 2008, respectively. The effective tax benefits in the three and nine month periods ended September 30, 2008 are more than the statutory rate due primarily to the release of the valuation allowance against foreign tax credits established since consummation of the merger which the Company believes will be offset against U.S. income taxes upon repatriation of the earnings of its foreign subsidiaries. Prior to the second quarter of 2008, the Company’s tax benefit was increased by the accrual of a dividend received deduction on certain of the equity earnings from Chase Paymentech. It was determined that the alliance would suspend its dividend payments on 2008 earnings due to the anticipated termination of the alliance. Following the suspension of dividend payments, the Company reversed the dividend received tax benefit in the second quarter 2008. Accruals for unrecognized tax benefits were substantially offset by other items for the 2008 three and nine-month periods, none of which were individually significant. The 2007 effective tax rates on pretax (loss) income from continuing operations for the successor period was (42.5%), a tax benefit, and the predecessor periods were 22.2% and 21.3% from July 1, 2007 through September 24, 2007 and from January 1, 2007 though September 24, 2007, respectively, a tax expense in both periods. The tax rates in the 2007 predecessor periods were below the statutory rates due primarily to the impact of non-taxable interest income from the IPS municipal bond portfolio. This non-taxable interest income reduced the effective tax rates by 42 and 19 percentage points for the 2007 predecessor periods from July 1, 2007 through September 24, 2007 and the predecessor period from January 1, 2007 through September 24, 2007, respectively. Offsetting the effect of the non-taxable income and causing an increase to the effective tax rates were non-deductible expenses associated with the merger and adjustments to prior year income tax accruals.

During the nine months ended September 30, 2008, the Company’s liability for unrecognized tax benefits accrued under FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109” (“FIN 48”) was reduced by $11 million after negotiating settlements with certain state jurisdictions. The reduction in the liability was recorded through cash payments and a decrease to goodwill. The U.S. federal statute of limitations for 2003 and 2004 expires on December 31, 2008 and the Company expects to receive notices of proposed deficiencies from the Internal Revenue Service on or prior to that date. The Company does not expect the notices to have a significant impact on its financial position or results of operations since it believes appropriate provisions for all unresolved issues have been made. As of September 30, 2008, the Company anticipates it is reasonably possible that its liability for unrecognized tax benefits may change within the next twelve months; however, the Company does not expect the change to significantly increase or decrease the total amounts of unrecognized tax benefits.

Equity earnings in affiliates

Equity earnings in affiliates for the three and nine months ended September 30, 2008 decreased compared to the 2007 predecessor periods due to increased amortization associated with the value assigned to the identifiable intangible assets of merchant alliances from the merger as well as amortization of customer relationships on an accelerated basis in the successor period. As discussed in “Overview” above, equity earnings will decrease significantly subsequent to the termination of the Chase Paymentech alliance.

Segment Results

As discussed above in “Overview,” results of operations reflect the segment realignment.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Merchant Services Segment Results

	Historical		Historical
	Successor	Pro Forma	Successor	Predecessor	Percent Change
(in millions)	Three months ended September 30, 2008	Three months ended September 30, 2007	Period from September 25 through September 30, 2007	Period from July 1 through September 24, 2007	2008 vs. Pro Forma 2007%
Revenues:
Transaction and processing service fees	$520.1	$522.8	$33.0	$489.8	(1)%
Product sales and other	83.1	91.1	5.8	85.3	(9)%
Reimbursable debit network fees, postage and other	338.9	262.0	16.8	245.2	29%
Equity earnings in affiliates	78.5	79.8	4.9	74.9	(2)%
Other revenue	4.9	12.6	0.8	11.8	(61)%

Total revenue	$1,025.5	$968.3	$61.3	$907.0	6%

Operating profit	$106.4	$126.2	$10.1	$257.1	(16)%
Operating margin	10%	13%	16%	28%	(3	)pts
Key indicators:
Domestic merchant transactions (a)	7,054.3	6,481.9			9%

	Historical		Historical
	Successor	Pro Forma	Successor	Predecessor	Percent Change
(in millions)	Nine months ended September 30, 2008	Nine months ended September 30, 2007	Period from September 25 through September 30, 2007	Period from January 1 through September 24, 2007	2008 vs. Pro Forma 2007%
Revenues:
Transaction and processing service fees	$1,522.1	$1,481.4	$33.0	$1,448.4	3%
Product sales and other	242.3	269.6	5.8	263.8	(10)%
Reimbursable debit network fees, postage and other	962.1	752.2	16.8	735.4	28%
Equity earnings in affiliates	234.4	225.7	4.9	220.8	4%
Other revenue	18.1	37.6	0.8	36.8	(52)%

Total revenue	$2,979.0	$2,766.5	$61.3	$2,705.2	8%

Operating profit	$288.3	$282.3	$10.1	$713.3	2%
Operating margin	10%	10%	16%	26%	0	pts
Key indicators:
Domestic merchant transactions (a)	20,528.1	18,606.6			10%

(a)	Domestic merchant transactions include acquired VISA and MasterCard credit and signature debit, PIN-debit, electronic benefits transactions, and processed-only or gateway customer transactions at the POS.

Transaction and processing service fees revenue

Although transaction volumes increased for the three-month period in 2008 compared to the same period in 2007 relative to consumer spending at the point of sale, acquiring revenue for the three months ended September 30, 2008 decreased compared to the 2007 predecessor and successor periods due to shifts in transaction volumes from smaller, more profitable merchants to some nationwide discounters and wholesalers. Shifts from consumer usage of credit cards to debit cards also negatively impacted revenue growth due to lower margins earned on debit card transactions compared to credit card transactions. Transaction growth rates decreased from 11 percentage points in the second quarter 2008 to 9 percentage points in the third quarter 2008. The nine months ended September 30, 2008 benefited from an increase in transaction volume which was partially offset from a revenue perspective by the shifts in transaction volumes from smaller merchants to some nationwide discounters and wholesalers and shifts from the use of credit cards to debit cards discussed above. The Company believes the shift of transaction volumes to some nationwide discounters and wholesalers and the slowing of the transaction growth rate is partially attributable to the slowing domestic economy. The fourth quarter 2008 will be positively impacted by annual fees that were not included in the fourth quarter 2007 results due to purchase accounting related to the merger as well as changes in pricing.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Also contributing to slower growth in revenue is the continued growth of debit card transactions exceeding the growth in credit card transactions. This also continues to contribute to the spread between the transaction growth rate and the transaction and processing service fee revenue growth rate for the three and nine months ended September 30, 2008 compared to the 2007 predecessor periods as the Company generally realizes lower revenues from debit card transactions than from credit card transactions. Debit card transaction growth slowed in third quarter 2008 compared to second quarter 2008. The Company anticipates that overall domestic merchant transaction growth may continue to slow in the fourth quarter due to the weakened economy.

Product sales and other revenue

Product sales and other revenue for the three and nine months ended September 30, 2008 was negatively impacted by decreased terminal sales resulting from slowing in equipment demand in part due to elevated prior year placements associated with merchants having to remain compliant with association rules, price compression and a portfolio sale in the third quarter of 2007. Also, negatively impacting the nine-month growth period were portfolio sales in the first three quarters of 2007.

Reimbursable debit network fees, postage and other

For the three and nine months ended September 30, 2008, reimbursable debit network fees, postage and other benefited by growth in debit network fees resulting from the continued growth of PIN-debit transaction volumes as well as rate increases imposed by the debit networks. Debit network fees represent substantially all of the balance within this line item.

Equity earnings

For the three and nine months ended September 30, 2008, equity earnings increased compared to the July 1, 2007 through September 24, 2007 and January 1, 2007 through September 24, 2007 predecessor periods due mostly to increased overall merchant transaction volumes in the merchant equity alliances partially offset by a shift in transactions from smaller merchants to discounters and wholesalers as discussed above as well as lower interest income on settlement portfolios as a result of lower interest rates. The equity earnings presented as part of revenue at the segment level do not include the impact of amortization of intangible assets which is netted against equity earnings in the Consolidated Statements of Operations.

Other revenue

Other revenue for the three and nine months ended September 30, 2008 was negatively impacted by reduced investment income due most significantly to the liquidation of investments as a result of the merger and a reduction in interest rates on settlement assets.

Operating profit

Merchant Services segment operating profit decreased in the three and nine months ended September 30, 2008 compared to the July 1, 2007 through September 24, 2007 and January 1, 2007 through September 24, 2007 predecessor periods due most significantly to increased amortization expense resulting from the purchase price assigned to intangible assets from the merger. Also contributing to the decrease was the portfolio sale in 2007 mentioned above and incremental spending on platform consolidation, data center consolidation, call center consolidation and global labor sourcing initiatives. Partially offsetting the decreases for the three and nine-month periods was a net increase due to lower employee related expenses in 2008 compared to the 2007 predecessor periods as well as a benefit due to the acceleration of expense related to restricted stock awards in 2007 resulting from the merger. The nine-month 2008 period also benefited due to the Company incurring a charge during the first quarter 2007 when it bought out a revenue sharing agreement as part of a new, larger relationship with Discover. The annual fees and change in pricing noted in the acquiring revenue discussion above will also positively impact the fourth quarter 2008 operating profit.

Operating profit for the three months ended September 30, 2008 decreased compared to the same pro forma 2007 period and increased for the nine months ended September 30, 2008 compared to the same pro forma 2007 period due to the items noted above excluding the impact of increased amortization expense and the acceleration of expense related to restricted stock awards which were excluded from the pro forma 2007 periods.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Financial Services Segment Results

	Historical		Historical
	Successor	Pro Forma	Successor	Predecessor	Percent Change
(in millions)	Three months ended September 30, 2008	Three months ended September 30, 2007	Period from September 25 through September 30, 2007	Period from July 1 through September 24, 2007	2008 vs. Pro Forma 2007%
Revenues:
Transaction and processing service fees	$497.2	$513.1	$33.7	$479.4	(3)%
Product sales and other	22.7	45.1	1.8	43.3	(50)%
Reimbursable debit network fees, postage and other	179.4	178.5	11.2	167.3	1%
Other revenue	0.5	0.9	0.1	0.8	(44)%

Total revenue	$699.8	$737.6	$46.8	$690.8	(5)%

Operating profit	$111.1	$119.6	$4.8	$138.8	(7)%
Operating margin	16%	16%	10%	20%	0	pts
Key indicators:
Domestic debit issuer transactions (a)	3,062.1	2,968.7			3%

	Historical		Historical
	Successor	Pro Forma	Successor	Predecessor	Percent Change
(in millions)	Nine months ended September 30, 2008	Nine months ended September 30, 2007	Period from September 25 through September 30, 2007	Period from January 1 through September 24, 2007	2008 vs. Pro Forma 2007%
Revenues:
Transaction and processing service fees	$1,491.4	$1,510.8	$33.7	$1,477.1	(1)%
Product sales and other	77.5	108.6	1.8	106.8	(29)%
Reimbursable debit network fees, postage and other	537.8	523.7	11.2	512.5	3%
Other revenue	2.1	3.9	0.1	3.8	(46)%

Total revenue	$2,108.8	$2,147.0	$46.8	$2,100.2	(2)%

Operating profit	$325.3	$351.4	$4.8	$436.7	(7)%
Operating margin	15%	16%	10%	21%	(1	)pts
Key indicators:
Domestic debit issuer transactions (a)	8,992.6	8,701.5			3%
Domestic active card accounts on file (end of period) (b)
Bankcard	49.6	45.5			9%
Retail	75.7	76.4			(1)%

Total	125.3	121.9			3%

Domestic card accounts on file (end of period)
Bankcard	129.0	128.9			0%
Retail	373.2	374.6			(0)%
Debit	122.4	122.5			(0)%

Total	624.6	626.0			(0)%

(a)	Domestic debit issuer transactions include VISA and MasterCard signature debit, STAR ATM, STAR PIN-debit POS and ATM and PIN-debit POS gateway transactions.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

(b)	Domestic active card accounts on file include customer accounts that had a balance or any monetary posting or authorization activity during the last month of the quarter.

Transaction and processing service fees revenue

Components of transaction and processing service fee revenue

	Historical		Historical
	Successor	Pro Forma	Successor	Predecessor	Percent Change
(in millions)	Three months ended September 30, 2008	Three months ended September 30, 2007	Period from September 25 through September 30, 2007	Period from July 1 through September 24, 2007	2008 vs. Pro Forma 2007%
Credit card, retail and debit processing	$272.4	$269.1	$16.0	$253.1	1%
Check processing	93.1	105.5	6.6	98.9	(12)%
Other revenue	131.7	138.5	11.1	127.4	(5)%

Total	$497.2	$513.1	$33.7	$479.4	(3)%

	Historical		Historical
	Successor	Pro Forma	Successor	Predecessor	Percent Change
(in millions)	Nine months ended September 30, 2008	Nine months ended September 30, 2007	Period from September 25 through September 30, 2007	Period from January 1 through September 24, 2007	2008 vs. Pro Forma 2007%
Credit card, retail and debit processing	$809.6	$788.3	$16.0	$772.3	3%
Check processing	287.1	306.5	6.6	299.9	(6)%
Other revenue	394.7	416.0	11.1	404.9	(5)%

Total	$1,491.4	$1,510.8	$33.7	$1,477.1	(1)%

Credit card, retail card and debit processing revenue

Credit card, retail card and debit processing revenue for the three months ended September 30, 2008 benefited from growth of existing clients partially offset by price compression. Credit and retail processing revenue increased for the three months ended September 30, 2008 compared to the predecessor and successor periods in 2007 while debit revenue was relatively flat.

Credit card, retail card and debit processing revenue for the nine months ended September 30, 2008 benefited from growth of existing clients as well as the FundsXpress and Instant Cash Services® acquisitions partially offset by price compression. The acquisitions related to the debit card processing business and both were acquired in the first half of 2007. Credit and retail processing revenue was relatively flat for the nine months ended September 30, 2008 compared to the predecessor and successor periods in 2007 while debit revenue increased slightly. Debit transaction growth rates are expected to increase in the fourth quarter 2008 compared to the third quarter 2008 due to passing the anniversary dates of lost business in 2007, which depressed prior quarter growth rates.

As a result of the current economic conditions in the United States, credit card issuers have been reducing credit limits and are more selective with regard to whom they issue cards. Such practices could adversely impact credit and retail card processing revenue in the fourth quarter 2008. Debit processing transaction growth rates may also be negatively impacted by the weakening economy.

Check processing revenue

Check processing revenue for the three and nine months ended September 30, 2008 was negatively impacted by declines in overall check volumes and pricing changes with a large national merchant. The Company expects similar declines in the fourth quarter.

Check processing revenue decreased in the third quarter 2008 compared to second quarter 2008 due to declines in the regional merchant business.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Other revenue

Other revenue consists mostly of revenue from the Company’s output services, government payments business and remittance processing. Other revenue for the three and nine months ended September 30, 2008 was negatively impacted by net lost business. The lost business includes statement production, remittance processing and call volumes. The Company expects similar declines in the fourth quarter.

Product sales and other revenue

For the three and nine months ended September 30, 2008, product sales and other revenue was negatively impacted due most significantly to contract termination fees received in both the July 1, 2007 through September 24, 2007 and January 1, 2007 through September 24, 2007 predecessor periods as well as a decrease in professional service fees in 2008 in the credit card, retail card and utility businesses.

Reimbursable postage and other revenue

For the three and nine months ended September 30, 2008, reimbursable postage and other revenue benefited from growth of existing clients and an increase in the postage rates in May 2007 and 2008 partially offset by lost business.

Operating profit

Financial Services segment operating profit decreased for the three and nine months ended September 30, 2008 compared to the July 1, 2007 through September 24, 2007 and January 1, 2007 through September 24, 2007 predecessor periods due most significantly to an increase in amortization expense resulting from the purchase price assigned to intangible assets from the merger. Operating profit was further negatively impacted by the items noted above in the revenue discussion and incremental spending on platform consolidation, data center consolidation and global labor sourcing initiatives partially offset by decreases in compensation and other operating expenses.

Operating profit for the three and nine months ended September 30, 2008 decreased compared to the pro forma 2007 periods due to the items noted above excluding the impact of purchase accounting which is excluded from the pro forma 2007 periods.

International Segment Results

	Historical		Historical
	Successor	Pro Forma	Successor	Predecessor	Percent Change
(in millions)	Three months ended September 30, 2008	Three months ended September 30, 2007	Period from September 25 through September 30, 2007	Period from July 1 through September 24, 2007	2008 vs. Pro Forma 2007%
Revenues:
Transaction and processing service fees	$380.1	$316.1	$23.0	$293.1	20%
Product sales and other	84.8	72.8	4.6	68.2	16%
Other revenue	22.1	21.7	1.2	20.5	2%

Total revenue	$487.0	$410.6	$28.8	$381.8	19%

Operating profit	$48.5	$38.7	$2.7	$27.8	25%
Operating margin	10%	9%	9%	7%	1pt
Key indicators:
International transactions (a)	1,639.5	1,359.1			21%

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

	Historical		Historical
	Successor	Pro Forma	Successor	Predecessor	Percent Change
(in millions)	Nine months ended September 30, 2008	Nine months ended September 30, 2007	Period from September 25 through September 30, 2007	Period from January 1 through September 24, 2007	2008 vs. Pro Forma 2007%
Revenues:
Transaction and processing service fees	$1,079.5	$883.2	$23.0	$860.2	22%
Product sales and other	245.5	208.0	4.6	203.4	18%
Other revenue	68.4	63.8	1.2	62.6	7%

Total revenue	$1,393.4	$1,155.0	$28.8	$1,126.2	21%

Operating profit	$97.6	$115.6	$2.7	$93.7	(16)%
Operating margin	7%	10%	9%	8%	(3	)pts
Key indicators:
International transactions (a)	4,703.1	3,953.3			19%
International card accounts on file (end of period) (b)	80.1	70.9			13%

(a)	International transactions include VISA, MasterCard and other card association merchant acquiring and switching, and debit issuer transactions for clients outside the U.S. Transactions include credit, signature debit and PIN-debit POS, POS gateway and ATM transactions.

(b)	International card accounts on file include bankcard and retail.

Summary

During the first quarter 2008, the International segment’s regions were revised. The revised regions are: Western Europe, Middle East and Africa (“WEMEA”), Central and Southern Europe (“CESE”), Asia Pacific (“APAC”) and Latin America and Canada (“LAC”).

Revenue in the three and nine months ended September 30, 2008 benefited from acquisitions, foreign currency exchange rate movements and growth of existing clients. Negatively impacting the 2008 three and nine-month periods was price compression.

Acquisitions contributed 10 and 11 percentage points, respectively to segment revenue growth for the three and nine months ended September 30, 2008 compared to the same 2007 pro forma periods. The most significant of these acquisitions were First Data Polska in the CESE region and the joint venture with AIB in the WEMEA region. Foreign currency exchange rate movements positively impacted total revenue growth rates by 3 and 6 percentage points for the three and nine months ended September 30, 2008, respectively, over the comparable 2007 pro forma periods.

The Company did not observe a significant decline in revenue due to the economic slowdown in the third quarter 2008; however, a negative impact is anticipated in the fourth quarter.

Transaction and processing service fees revenue

Transaction and processing service fees revenue benefited in the three and nine months ended September 30, 2008 due generally to the factors noted above. Acquisitions benefited revenue most significantly followed by growth of existing clients driven by increased transaction volumes and foreign currency exchange rate movements.

Revenue benefited in WEMEA for the three months ended September 30, 2008 due to acquisitions and growth of existing clients partially offset by net lost business relating to card issuing services and the impact of foreign exchange rate movements. The 2008 nine-month period for WEMEA was benefited by acquisitions, growth of existing clients and net new business partially offset by price compression. The acquisitions in the WEMEA region provide merchant acquiring services.

Revenue benefited in CESE for the three and nine months ended September 30, 2008 mostly due to foreign currency exchange rate movements, growth of existing clients and an acquisition in the third quarter 2007. The acquisition in the CESE region provides both merchant acquiring and card processing services across the region.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Revenue benefited in APAC for the three months ended September 30, 2008 due mostly to acquisitions and growth of existing clients partially offset by price compression. The nine-month period was impacted by the same factors but additionally benefited from foreign exchange rate movements and was negatively impacted by net lost business. The acquisition in the APAC region provides merchant acquiring services.

Revenue benefited in LAC for the three months ended September 30, 2008 due to growth from existing clients, acquisitions and foreign exchange rate movements partially offset by net lost business. The nine-month period was impacted by the same factors but was additionally negatively impacted by price compression in the card issuing services businesses. The acquisition in the LAC region provides merchant services.

Transaction and processing service fee revenue is driven by accounts on file and transactions. The spread between growth in these two indicators and revenue growth was driven mostly by the change in the mix of transaction types resulting from acquisitions. The effects of foreign currency exchange rate fluctuations also contributed to the spread.

Product sales and other revenue

Product sales and other revenue benefited the three and nine months ended September 30, 2008 due to increased terminal-related revenue and the impact of acquisitions partially offset by a decrease in professional services fees in 2008 due to the completion of projects in 2007 as well as contract termination fees received in 2007.

Operating profit

The segment’s operating profit increased for the three and nine months ended September 30, 2008 compared to the July 1, 2007 through September 24, 2007 and January 1, 2007 through September 24, 2007 predecessor periods due to the beneficial impact of the factors described above. Also contributing to the increase in the third quarter 2008 was a settlement from a joint venture partner related to a customer bankruptcy credit loss expense and a contract issue recorded in the first and second quarters of 2008 and lower employee related expenses due to merger related reductions in force. Negatively impacting the three and nine-month periods was the impact of amortization expense resulting from the purchase price assigned to intangible assets from the merger, an assessment for delays in a conversion project, increased depreciation and amortization expense resulting from capital expenditures and acquisitions, and incremental infrastructure and platform consolidation expenses in the WEMEA and CESE regions.

Operating profit for the three months ended September 30, 2008 increased compared to the pro forma 2007 period due to the items noted above excluding the impact of purchase accounting which is excluded from the pro forma 2007 periods. The nine months ended September 30, 2008 decreased compared to the pro forma 2007 period due to changes in the valuation of intangibles associated with the merger (amortization for the first six months of 2008 was based upon a preliminary valuation) partially offset by the items noted above.

Pro Forma Financial Information

The following unaudited pro forma Condensed Consolidated Statement of Operations reflect the consolidated results of operations of the Company as if the merger had occurred on January 1, 2007. The pro forma statement is derived from the application of pro forma adjustments to the historical Statement of Operations of the predecessor period January 1, 2007 to September 24, 2007 and the successor period from September 25, 2007 to September 30, 2007. The pro forma Condensed Consolidated Statement of Operations should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included elsewhere in this Form 10-Q.

The pro forma adjustments are described in the notes to the pro forma Condensed Consolidated Statement of Operations and are based on available information and assumptions that management believes are reasonable. Certain of the pro forma adjustments and results of operations in the successor period are based on the final allocation of the purchase price and final valuation of intangible and fixed assets. The pro forma Condensed Consolidated Statement of Operations is not necessarily indicative of the future results of operations of the successor Company or results of operations of the successor Company that would have actually occurred had the merger been consummated as of January 1, 2007.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Unaudited Pro Forma Condensed Consolidated Statement of Operations

	Historical		Pro Forma Adjustments		Pro Forma
	Successor	Predecessor
(in millions)	Period from September 25 through September 30, 2007	Period from July 1 through September 24, 2007			Three months ended September 30, 2007
Revenues:
Transaction and processing service fees	$95.8	$1,320.4	$—		$1,416.2
Investment income, net	(0.8)	(29.1)	—		(29.9)
Product sales and other	12.0	228.9	—		240.9
Reimbursable debit network fees, postage and other	28.3	415.7	—		444.0

	135.3	1,935.9	—		2,071.2

Expenses:
Cost of services (exclusive of items shown below)	48.4	795.6	(108.8	)(a)	735.2
Cost of products sold	4.9	69.6	—		74.5
Selling, general and administrative	24.9	433.1	(139.6	)(b)	318.4
Reimbursable debit network fees, postage and other	28.3	415.7	—		444.0
Depreciation and amortization	20.8	155.4	129.5	(c)	305.7
Other operating expenses(c)	—	1.8	—		1.8

	127.3	1,871.2	(118.9)		1,879.6

Operating profit	8.0	64.7	118.9		191.6

Interest income	3.6	9.9	—		13.5
Interest expense	(34.6)	(33.2)	(423.3	)(d)	(491.1)
Other income (expense)	(27.7)	1.5	6.0	(e)	(20.2)

(Loss) income before income taxes, minority interest, equity earnings in affiliates and discontinued operations	(50.7)	42.9	(298.4)		(306.2)
Income tax (benefit) expense	(21.2)	18.2	(127.8	)(f)	(130.8)
Minority interest	(2.5)	(36.2)	—		(38.7)
Equity earnings in affiliates	3.3	75.3	(44.1	)(g)	34.5

(Loss) income from continuing operations	$(28.7)	$63.8	$(214.7)		$(179.6)

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

	Historical		Pro Forma Adjustments		Pro Forma
	Successor	Predecessor
(in millions)	Period from September 25 through September 30, 2007	Period from January 1 through September 24, 2007			Nine months ended September 30, 2007
Revenues:
Transaction and processing service fees	$95.8	$3,965.9	$—		$4,061.7
Investment income, net	(0.8)	(66.9)	—		(67.7)
Product sales and other	12.0	616.4	—		628.4
Reimbursable debit network fees, postage and other	28.3	1,257.5	—		1,285.8

	135.3	5,772.9	—		5,908.2

Expenses:
Cost of services (exclusive of items shown below)	48.4	2,207.3	(114.2	)(a)	2,141.5
Cost of products sold	4.9	209.2	—		214.1
Selling, general and administrative	24.9	1,058.8	(147.2	)(b)	936.5
Reimbursable debit network fees, postage and other	28.3	1,257.5	—		1,285.8
Depreciation and amortization	20.8	476.4	408.9	(c)	906.1
Other operating expenses(c)	—	23.3	—		23.3

	127.3	5,232.5	147.5		5,507.3

Operating profit	8.0	540.4	(147.5)		400.9

Interest income	3.6	30.8	—		34.4
Interest expense	(34.6)	(103.6)	(1,348.1	)(d)	(1,486.3)
Other income (expense)	(27.7)	4.9	4.6	(e)	(18.2)

(Loss) income before income taxes, minority interest, equity earnings in affiliates and discontinued operations	(50.7)	472.5	(1,491.0)		(1,069.2)
Income tax (benefit) expense	(21.2)	125.8	(606.8	)(f)	(502.2)
Minority interest	(2.5)	(105.3)	—		(107.8)
Equity earnings in affiliates	3.3	223.0	(135.8	)(g)	90.5

(Loss) income from continuing operations	$(28.7)	$464.4	$(1,020.0)		$(584.3)

(a)	Adjustments to Cost of services for the three and nine months ended September 30, 2007 consist of adjustments related to the reversal of amortization of prior year service costs and actuarial gains and losses related to defined benefit plans of $1.3 million and $3.9 million, respectively; the reversal of costs associated with the accelerated vesting of equity awards of $105.6 million for both periods and the reversal of rent expense of $1.9 million and $4.7 million related to synthetic leases bought out as a result of change in control provisions, respectively.

(b)	Adjustments to Selling, general and administrative expenses for the three and nine months ended September 30, 2007 consist of adjustments to recognize expense resulting from the sponsor’s management fee of $5.0 million and $15.0 million, respectively; the reversal of merger transaction costs of $53.8 million and $69.7 million, respectively; the reversal of costs associated with the accelerated vesting of equity awards of $89.9 million for both periods; and the reversal of amortization of prior year service costs and actuarial gains and losses related to defined benefit plans of $0.9 million and $2.6 million, respectively.

(c)

Adjustments to Depreciation and amortization for the three and nine months ended September 30, 2007 consist of adjustments related to increased other intangible asset amortization expense of $134.7 million and $424.4 million, respectively; an adjustment for increased depreciation expense on buildings bought out of synthetic leases of $1.2 million

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

and $3.6 million, respectively; and an adjustment related to decreased fixed asset depreciation expense of $6.4 million and $19.1 million, respectively (although the total value of the fixed assets increased from the valuation, certain of the depreciable assets had longer lives which resulted in lower annual depreciation). Based on the final valuation of the intangible assets, amortization would be approximately $1,019 million for the full year pro forma 2007 period and is projected to be approximately as follows for 2008 through 2012, respectively: $997 million, $894 million, $814 million, $664 million and $582 million.

(d)	Reflects pro forma interest expense resulting from the Company’s new capital structure. The adjustment includes interest expense, amortization of commitment fees and debt issuance costs, and the impact of interest rate swaps associated with the new facilities and notes described in Note 10 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 less the interest expense recognized on the notes that were repaid in conjunction with the merger. The adjustment also includes amortization of structuring fees incurred upon modification of the term loan facilities as described in Note 7 in the Consolidated Financial Statements. The adjustment excludes the impact of the bridge financing fees paid at the closing of the merger and amortized through the date of the aforementioned modification as they are not considered indicative of long-term ongoing operations. Interest has been calculated, as applicable, at rates consistent with the final fixed interest rates stipulated in the modifications of the term loan facilities. Interest for floating rate debt has been calculated using the applicable effective LIBOR rate.

(e)	Represents the elimination of debt repayment costs associated with the Company’s debt existing prior to the merger.

(f)	Represents the tax effect of the pro forma adjustments, calculated at a marginal rate of 37.3% for 2007.

(g)	Adjustment to equity method investments consists of increased other intangible asset amortization expense.

Unaudited Pro Forma Segment Revenues (a)

	Successor	Predecessor	Pro Forma
(in millions)	Period from September 25 through September 30, 2007	Period from July 1 through September 24, 2007	Pro Forma Adjustments	Adjusted Revenue
Merchant Services	$61.3	$907.0	$—	$968.3
Financial Services	46.8	690.8	—	737.6
International	28.8	381.8	—	410.6
Prepaid Services	5.2	44.8	—	50.0
Integrated Payments Systems	2.0	12.9	—	14.9
All Other and Corporate	1.8	58.5	—	60.3

Total segment and all other and corporate	$145.9	$2,095.8	$—	$2,241.7

	Successor	Predecessor	Pro Forma
(in millions)	Period from September 25 through September 30, 2007	Period from January 1 through September 24, 2007	Pro Forma Adjustments	Adjusted Revenue
Merchant Services	$61.3	$2,705.2	$—	$2,766.5
Financial Services	46.8	2,100.2	—	2,147.0
International	28.8	1,126.2	—	1,155.0
Prepaid Services	5.2	138.0	—	143.2
Integrated Payments Systems	2.0	71.5	—	73.5
All Other and Corporate	1.8	122.5	—	124.3

Total segment and all other and corporate	$145.9	$6,263.6	$—	$6,409.5

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Unaudited Pro Forma Segment Operating Profit

	Successor	Predecessor	Pro Forma
	Period from September 25 through September 30, 2007	Period from July 1 through September 24, 2007	Pro Forma Adjustments		Adjusted Operating Profit
(in millions)
Merchant Services	$10.1	$257.1	$(141.0	)(b)	$126.2
Financial Services	4.8	138.8	(24.0	)(c)	119.6
International	2.7	27.8	8.2	(d)	38.7
Prepaid Services	0.2	8.4	(3.2	)(e)	5.4
Integrated Payments Systems	1.2	1.8	0.6	(f)	3.6
All Other and Corporate	(6.4)	(276.0)	234.2	(g)	(48.2)

Total segment and all other and corporate	$12.6	$157.9	$74.8		$245.3

	Successor	Predecessor	Pro Forma
	Period from September 25 through September 30, 2007	Period from January 1 through September 24, 2007	Pro Forma Adjustments		Adjusted Operating Profit
(in millions)
Merchant Services	$10.1	$713.3	$(441.1	)(b)	$282.3
Financial Services	4.8	436.7	(90.1	)(c)	351.4
International	2.7	93.7	19.2	(d)	115.6
Prepaid Services	0.2	24.2	(11.1	)(e)	13.3
Integrated Payments Systems	1.2	30.1	2.0	(f)	33.3
All Other and Corporate	(6.4)	(445.6)	237.8	(g)	(214.2)

Total segment and all other and corporate	$12.6	$852.4	$(283.3)		$581.7

(a)	No pro forma adjustments have been made to segment revenue in 2007. Accordingly, values represent the sum of predecessor and successor periods.

(b)	Adjustments to Commercial Services segment operating profit consist of adjustments related to increased other intangible asset amortization expense; increased other intangible asset amortization expense associated with equity method investments; the reversal of costs associated with the accelerated vesting of equity awards; the reversal of rent expense related to synthetic leases bought out as a result of change in control provisions; and an adjustment for increased depreciation expense on buildings purchased out of synthetic leases.

(c)	Adjustments to Financial Services segment operating profit consist of adjustments related to increased other intangible asset amortization expense; the reversal of costs associated with the accelerated vesting of equity awards; the reversal of rent expense related to synthetic leases bought out as a result of change in control provisions; and an adjustment for increased depreciation expense on buildings purchased out of synthetic leases.

(d)	Adjustments to International segment operating profit consist of adjustments related to decreased other intangible asset amortization expense; increased other intangible asset amortization expense associated with equity method investments; the reversal of costs associated with the accelerated vesting of equity awards; and the reversal of amortization of prior year service costs and actuarial gains and losses related to defined benefit plans.

(e)	Adjustments to Prepaid Services segment operating profit consist of adjustments related to increased other intangible asset amortization expense and the reversal of costs associated with the accelerated vesting of equity awards.

(f)	Adjustments to Integrated Payment Systems segment operating profit consist of adjustments related to decreased other intangible asset amortization expense and the reversal of costs associated with the accelerated vesting of equity awards.

(g)	Adjustments to All Other and Corporate segment operating profit consist of adjustments related to decreased other intangible asset amortization expense; the reversal of costs associated with the accelerated vesting of equity awards; the reversal of amortization of prior year service costs and actuarial gains and losses related to defined benefit plans; adjustments to recognize expense resulting from the sponsor’s management fee; and the reversal of merger transaction costs.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Capital Resources and Liquidity

The Company’s source of liquidity during the first nine months of 2008 was principally cash generated from operating activities. The Company believes its current level of cash and short-term financing capabilities along with future cash flows from operations are sufficient to meet the needs of its existing businesses. The following discussion highlights the Company’s cash flow activities from continuing operations during the successor nine months ended September 30, 2008, the successor period from September 25, 2007 through September 30, 2007 and the predecessor period from January 1, 2007 through September 24, 2007.

Cash and Cash Equivalents

Investments (other than those included in settlement assets) with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates market value. At September 30, 2008 and December 31, 2007, the Company held $578.9 and $606.5 million in cash and cash equivalents, respectively. Cash and cash equivalents held outside of the United States at September 30, 2008 and December 31, 2007 were $170.9 and $203.4 million, respectively.

Cash Flows from Operating Activities from Continuing Operations

	Successor		Predecessor
Source/(use) (in millions)	Nine months ended September 30, 2008	Period from September 25 through September 30, 2007	Period from January 1 through September 24, 2007
Net (loss) income from continuing operations	$(546.7)	$(28.7)	$464.4
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	1,157.6	22.8	540.2
Other non-cash and non-operating items, net	(1.2)	22.6	88.7
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable, current and long-term	332.2	7.8	(145.4)
Other assets, current and long-term	218.0	1.8	(28.7)
Accounts payable and other liabilities, current and long-term	(287.7)	53.0	(4.8)
Income tax accounts	(397.7)	(21.2)	69.6
Excess tax benefit from share-based payment arrangement	(46.8)	—	(219.8)

Net cash provided by operating activities from continuing operations	$427.7	$58.1	$764.2

Depreciation and amortization increased in 2008 due to the merger. Other non-cash and non-operating items and charges include restructuring, impairments, litigation and regulatory settlements, other and other income (expense) as well as undistributed earnings in affiliates, stock compensation expense and interest expense associated with the senior unsecured PIK term loan that was paid by increasing the principal amount of the loan. The change in 2008 compared to the 2007 successor and predecessor periods resulted most significantly from a decrease in stock compensation expense resulting from the merger and an increase in undistributed equity earnings (in conjunction with the impending wind-up of the Chase Paymentech alliance, first and second quarter distributions were not made to the Company in the second and third quarters of 2008, respectively) partially offset by the interest expense associated with the senior unsecured PIK term loan facility.

The change in accounts receivable in 2008 compared to the 2007 successor and predecessor periods was the result of net uses of cash in 2007 compared to net sources of cash in 2008 related to certain settlement arrangements, timing of collections versus billings, decreases in certain relative volumes and a decrease in receivables due to the wind-down of the official check and money order business. The change in other assets was due most significantly to increased amortization of deferred financing costs. The change in accounts payable and other liabilities resulted from timing and level of payments and accruals for various liabilities, net interest payments on long-term debt, and employee liabilities (specifically the payment of an all cash bonus in 2008 for 2007 in contrast to the prior year) as well as a contribution to the United Kingdom pension plan. The change in income tax accounts resulted from a tax benefit in 2008 compared to a tax provision in 2007 as well as smaller net tax payments in 2008 versus 2007.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

The excess tax benefit from share-based payment arrangement in 2008 related to the exercise of Western Union stock options and restricted stock held by FDC employees. The excess tax benefit from share-based payment arrangement in 2007 related to the exercise of and accelerated payout of stock options and restricted stock.

Cash Flows from Investing Activities from Continuing Operations

	Successor		Predecessor
Source/(use) (in millions)	Nine months ended September 30, 2008	Period from September 25 through September 30, 2007	Period from January 1 through September 24, 2007
Merger, net of cash acquired	$—	$(24,974.5)	$—
Current period acquisitions, net of cash acquired	(265.7)	—	(690.3)
Payments related to other businesses previously acquired	(17.1)	—	(50.0)
Proceeds from dispositions, net of expenses paid	46.0	—	—
Additions to property and equipment, net	(189.1)	—	(275.5)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(118.7)	—	(123.7)
Proceeds from the sale of marketable securities	52.6	—	11.8
Other investing activities	(52.0)	(35.5)	(9.5)

Net cash used in investing activities from continuing operations	$(544.0)	$(25,010.0)	$(1,137.2)

Merger

As discussed in Note 3 to the Consolidated Financial Statements included elsewhere in this Form 10-Q, the Company merged with an entity controlled by an affiliate of KKR on September 24, 2007. The $25.0 billion represents the use of cash to purchase the FDC shares from its shareholders as well as other related transaction costs.

Acquisitions

During the nine months ended September 30, 2008, the Company entered into a joint venture with AIB by purchasing a 50.1% stake, purchased the interests in its Money Network subsidiary owned by minority interest holders, completed two other acquisitions and purchased a merchant portfolio. During the predecessor period from January 1, 2007 through September 24, 2007, the Company acquired 100% of Size Technologies, Inc., Datawire Communications Networks, Inc., Instant Cash Services®, Intelligent Results, FundsXpress, First Data Polska and various merchant portfolios for cash consideration.

On November 4, 2008, the Company and InComm announced that they mutually agreed to terminate the April 2008 agreement for the Company to acquire InComm.

Payments Related to Other Businesses Previously Acquired

During the nine months ended September 30, 2008 and the predecessor period from January 1, 2007 through September 24, 2007, payments related to other businesses previously acquired related mostly to contingent consideration largely associated with a merchant alliance. The payment in 2008 was recognized as a part of purchase accounting and did not result in an increase in assets.

Proceeds from dispositions

The source of cash in proceeds from dispositions in 2008 resulted from the Company selling its interest in Early Warning Services, which had been accounted for under the equity method, and selling its subsidiary Active Business Services Ltd. both in the third quarter of 2008.

In October 2008, the Company sold its subsidiary Peace which was reported as part of the Financial Services segment.

Capital Expenditures

The Company expects to incur capital expenditures (consisting of property and equipment and payments to secure customer service contracts and capitalized systems development costs) for the remainder of 2008 including expenditures related to data center consolidation of approximately $125 million.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Proceeds from the Sale of Marketable Securities

Proceeds from the sale of marketable securities for the nine months ended September 30, 2008 resulted from the sale of MasterCard shares. Proceeds from the sale of marketable securities for the predecessor period from January 1, 2007 through September 24, 2007 resulted from the partial liquidation of miscellaneous marketable securities.

Other Investing Activities

The use of cash from other investing activities for the nine months ended September 30, 2008 related mostly to $60.0 million in illiquid money market funds reclassified from cash and cash equivalents in September 2008 as a result of a delayed settlement confirmation received by the Company. At September 30, 2008, the Company expected a partial liquidation of its holdings in the funds based on communications received and in October 2008 such partial liquidation did occur. The use of cash from other investing activities for the successor 2007 period related to $20.2 million payments for termination of interest rate swaps and a $15.5 million increase in regulatory, restricted and escrow cash balances. The use of cash for the predecessor 2007 period related to sources of $75.0 million in distributions from certain strategic investments, proceeds from the sale of merchant portfolios, proceeds from the sale of miscellaneous investments and $48.6 million related to activity associated with the Company’s First Financial Bank. Offsetting these sources were uses related to $85.2 million in payments for termination of cross currency swaps, a $31.1 million increase in regulatory, restricted and escrow cash balances and the distribution of $27.6 million in proceeds related to the sale of Taxware to a minority holder.

Cash Flows from Financing Activities from Continuing Operations

	Successor		Predecessor
Source/(use) (in millions)	Nine months ended September 30, 2008	Period from September 25 through September 30, 2007	Period from January 1 through September 24, 2007
Short-term borrowings, net	$107.9	$151.2	$26.3
Proceeds from issuance of long-term debt	68.1	21,213.5	—
Principal payments on long-term debt	(246.4)	(1,962.6)	(126.6)
Proceeds from issuance of common stock	—	7,226.5	187.4
Capital contributed by Parent	126.8	—	—
Excess tax benefit from share-based payment arrangement	46.8	—	219.8
Purchase of treasury shares	—	—	(371.8)
Cash dividends	(1.8)	—	(67.7)

Net cash provided by (used in) financing activities from continuing operations	$101.4	$26,628.6	$(132.6)

Short-Term Borrowings, net

The source of cash related to short-term borrowings in 2008 resulted from an additional net $246.8 million draw on the senior secured revolving credit facility as well as timing of draws and payments on credit lines associated with settlement activity. The source of cash in the successor period from September 25, 2007 through September 30, 2007 was related to $200 million drawn down on the senior secured revolving credit facility offset partially by a repayment on a credit line. The source of cash in the predecessor period from January 1, 2007 through September 24, 2007 was related to timing of draws and payments on credit lines associated with settlement activity.

An affiliate of Lehman Brothers Holdings Inc. provides a commitment in the amount of $230.6 million of the Company’s $2.0 billion senior secured revolving credit facility. On September 15, 2008, Lehman Brothers Holdings Inc. filed a petition under Chapter 11 of the U.S. Bankruptcy Code. On September 18, 2008, the affiliate declined to participate in a request for funding under the Company’s senior secured revolving credit agreement and the Company has no assurances that they will participate in any future funding requests or that the Company could obtain replacement loan commitments from other banks. In the event the Company decides to draw upon the senior secured revolving credit facility and the affiliate of Lehman does not fund its obligation in accordance with the credit agreement, the Company believes there are sufficient other funding sources to meet its short-term and long-term liquidity needs.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

Proceeds from Payments on Long-Term Debt

The Company received $68.1 million from its senior secured term loan facility in the third quarter 2008 as a result of a draw on the Company’s delayed draw term loan when an equal amount of pre-merger notes were paid. The Company received $21.2 billion, net of debt issuance costs, in the successor period from September 25, 2007 through September 30, 2007 resulting from debt issued in conjunction with the merger.

Principal Payments on Long-Term Debt

The Company made payments of $95.8 million related to its senior secured term loan facility and $68.1 million related to its 3.375% notes due 2008 during the first nine months of 2008. The Company also paid $34.1 million in debt restructuring fees in the third quarter 2008. In January 2007, the Company repurchased $32.4 million of its 4.7% senior notes due August 1, 2013, $30.2 million of its 4.85% senior notes due October 1, 2014, and $28.0 million of its 4.95% senior notes due June 15, 2015. On September 24, 2007, in conjunction with the merger, the Company repurchased $2.0 billion of debt.

Payments for capital leases were $43.4 million for 2008, $1.2 million for the successor period from September 25, 2007 through September 30, 2007 and $35.0 million for the predecessor period from January 1, 2007 through September 24, 2007.

Proceeds from Issuance of Common Stock

Proceeds during the 2007 predecessor period resulted from stock option exercises and purchases under the Company’s employee stock purchase plan. The Company received proceeds in the successor period from September 25, 2007 through September 30, 2007 representing equity funding from its parent, First Data Holdings, Inc. (“Holdings”) related to the merger.

Capital Contributed by Parent

The Company received capital contributions from Holdings, comprised mostly of the proceeds from purchases of shares in Holdings by certain management employees of FDC.

Excess Tax Benefit from Share-based Payment Arrangement

The excess tax benefit from share-based payment arrangements is discussed in the “Cash Flows from Operating Activities from Continuing Operations” section above.

Purchase of Treasury Shares

During the predecessor period in 2007, the Company repurchased 11.2 million shares for $335.3 million related to employee benefit plans. The difference between the cost of shares repurchased noted above and the amount reflected in the Consolidated Statements of Cash Flows is due to timing of trade settlements. The Company did not repurchase any shares under its board authorized stock repurchase programs during the predecessor period in 2007.

Cash Dividends

The Company paid cash dividends to Holdings in 2008. The decrease in cash dividends from the predecessor period in 2007 is due to the merger.

Letters, Lines of Credit and Other

The Company had $43.5 million in outstanding letters of credit at September 30, 2008, of which all expire prior to August 31, 2009 with a one-year renewal option. The letters of credit are held in connection with certain business combinations, lease arrangements, bankcard association agreements and other security agreements. The Company expects to renew most of the letters of credit prior to expiration.

The Company has a line of credit associated with First Data Deutschland, available solely for settlement purposes, which totaled approximately 70 million euro, or approximately $102.3 million, as of September 30, 2008. During the three months ended September 30, 2008, the Company eliminated its 60 million euro line of credit and decreased its remaining line of credit to 70 million euro. The Company had $67.1 million outstanding against the line of credit as of September 30, 2008 and $231.8 million outstanding as of December 31, 2007.

The Company has a line of credit associated with Cashcard Australia, Ltd. which is periodically used to fund ATM settlement activity. As of September 30, 2008, the line of credit totaled approximately 160 million Australian dollars, or approximately $133.6 million. The Company had $0 and $54.6 million outstanding against this line of credit as of September 30, 2008 and December 31, 2007, respectively.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

The Company also has committed lines of credit associated with the AIB joint venture which totaled 145 million euro, or approximately $211.8 million, as of September 30, 2008. The credit lines are used primarily to fund settlement activity. The Company had $47.7 million outstanding against these lines of credit as of September 30, 2008.

The Company has two credit facilities associated with First Data Polska which are periodically used to fund settlement activity. The maximum amount available under these facilities, which varies for peak needs during the year, totals 245 million Polish zloty, or approximately $107.3 million. The Company had no amount outstanding against these lines of credit as of September 30, 2008 and an immaterial amount outstanding at December 31, 2007.

The Company’s Merchant Solutions joint venture partner funds settlement activity on behalf of the joint venture in accordance with the joint venture’s operating agreement and on an uncommitted basis. The joint venture, which is a consolidated subsidiary of the Company, had $40.5 million and $15.6 million outstanding under this agreement as of September 30, 2008 and December 31, 2007, respectively.

The Company believes its liquidity exposure associated with its lines of credit is slightly increased as a result of the weakening of the global economy; however, the Company does not believe this will have any impact on the overall liquidity of the Company.

Significant Non-Cash Transactions

During 2008, the principal amount of the Company’s senior unsecured PIK term loan facility increased by $197.4 million resulting from the “payment” of accrued interest expense. During the nine months ended September 30, 2008, the Company entered into approximately $83 million of capital leases.

On September 17, 2008, the Company launched a registered exchange offer to exchange the $2.2 billion aggregate principal amount of its 9.875% senior notes due 2015 for publicly tradable notes having substantially identical terms and guarantees, except that the exchange notes will be freely tradable. Substantially all of the notes were exchanged effective October 14, 2008. There was no expenditure, other than professional fees incurred in connection with the Registration Statement itself, or receipt of cash associated with this exchange.

In accordance with the terms of the amended senior unsecured term loan and senior subordinated unsecured term loan facilities, the Company exchanged substantially all of the remaining balance of its 9.875% senior unsecured cash-pay term loan bridge loans due 2015 and 10.55% senior unsecured PIK term loan bridge loans due 2015 as well as all of its 11.25% senior subordinated unsecured term loan bridge loans due 2016 for senior cash-pay notes, senior PIK notes and senior subordinated notes, respectively, in each case having substantially identical terms and guarantees with the exception of interest payments being due semi-annually on March 31 and September 30 of each year instead of quarterly. Holders of the remaining borrowings outstanding under the senior bridge loans may exchange, at the option of the lender, for senior cash-pay notes or senior PIK notes on the 15th day of each calendar month subsequent to this initial Exchange Offering. There was no expenditure, other than professional fees incurred in connection with the Exchange Offering itself, or receipt of cash associated with this exchange.

Significant non-cash transactions during the predecessor 2007 period included the grant of approximately 3.7 million shares of restricted stock to certain employees.

Guarantees and Covenant Compliance

For a description of guarantees and covenants and covenant compliance refer to the “Guarantees and Covenants” and “Covenant Compliance” sections in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2007 Annual Report on Form 10-K. The Company is in compliance with all applicable covenants as of September 30, 2008.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

The calculation of Consolidated EBITDA under the senior secured term loan facility is as follows (in millions):

Last Twelve months ended September 30, 2008
Income (loss) from continuing operations	$(819.8)
Interest expense, net (1)	1,980.8
Income tax (benefit) expense	(500.3)
Depreciation and amortization	1,561.4

EBITDA (14)	2,222.1

Stock based compensation (2)	19.7
Other items (3)	46.8
Debt repayment (4)	11.2
Pretax equivalency adjustment (5)	51.8
Official check and money order EBITDA (6)	(28.7)
Cost of data center, technology and other savings initiatives (7)	189.7
Transaction related fees	12.1
Purchase accounting (8)	49.5
Sponsor’s annual management fee	20.0
Pre-acquisition EBITDA of acquired businesses (9)	(2.4)

Adjusted EBITDA (14)	2,591.8

Projected near-term cost savings (10)	200.0

Adjusted EBITDA plus projected near-term cost savings (14)	2,791.8

Minority interest (11)	153.3
Equity entities taxes, depreciation and amortization (12)	88.3
Other (13)	6.3

Consolidated EBITDA (14)	$3,039.7

(1)	Includes interest expense and interest income.

(2)	Stock based compensation recognized as expense.

(3)	Other items include net restructuring, impairments, investment gains and losses, derivative financial instruments gains and losses, net divestiture gains, foreign currency gains and losses (operating and non-operating) and other.

(4)	Loss resulting from the early repayment of long-term debt.

(5)	Represents an adjustment to reflect Integrated Payment Systems segment operating results as if the underlying investments were held in taxable securities rather than the tax-exempt variable rate demand notes in which they were actually held through 2007. The adjustment was no longer necessary after December 31, 2007 since the Company invested in taxable securities in 2008.

(6)	Represents an adjustment to exclude the official check and money order business from EBITDA due to the Company’s wind-down of these businesses.

(7)	Represents implementation costs associated with initiatives to reduce operating expenses including items such as platform and data center consolidation initiatives in the International segment, expense related to the reorganization of global application development resources, expense associated with domestic data center consolidation initiatives and planned workforce reduction expenses, all of which are considered one-time projects (excludes costs accrued in purchase accounting).

(8)	Represents the effect of purchase accounting on EBITDA which is primarily the result of revenue recognition adjustments.

(9)	Reflects the EBITDA of companies acquired after September 30, 2007 through September 30, 2008, as if these companies had been acquired on October 1, 2007.

(10)	Reflects cost savings projected to be achieved within twelve months on an annualized basis principally in connection with cost savings initiatives described in Note 7.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

(11)	Reflects all minority interest.

(12)	Represents the Company’s proportional share of income taxes, depreciation, and amortization on equity method investments.

(13)	Includes non-capitalized merger and acquisition costs, losses on equity method investments, and amortization of unrecognized actuarial gains and losses on pensions.

(14)	EBITDA is defined as income (loss) from continuing operations plus net interest expense, income taxes, depreciation and amortization. EBITDA is not a recognized term under GAAP and does not purport to be an alternative to income from continuing operations as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA is not intended to be a measure of free cash flow available for management’s discretionary use as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. The presentation of EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP. Management believes EBITDA is helpful in highlighting trends because EBITDA excludes the results of decisions that are outside the control of operating management and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. In addition, EBITDA provides more comparability between the Company’s predecessor results and the Company’s successor results that reflect purchase accounting and the Company’s new capital structure. Management compensates for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone.

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

Adjusted EBITDA plus projected near-term cost savings is defined as Adjusted EBITDA further adjusted to reflect cost savings projected to be achieved within twelve months on an annualized basis principally in connection with cost savings initiatives described in Note 7 above. Management believes the supplementary adjustments are appropriate to provide investors additional information about near term cost cutting initiatives.

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

Off-Balance Sheet Arrangements

During the three and nine months ended September 30, 2008, the Company did not engage in any off-balance sheet financing activities.

During the predecessor 2007 periods, other than facility and equipment leasing arrangements, the Company did not engage in off-balance sheet financing activities. The Company had several synthetic operating lease arrangements. Rent expense related to synthetic operating leases was $1.9 million and $4.7 million for the predecessor periods from July 1, 2007 through September 24, 2007 and January 1, 2007 through September 24, 2007, respectively. On September 20, 2007, the Company purchased the buildings and equipment under its synthetic operating lease arrangements as contractually required due to change in control provisions contained in the agreements as the result of the merger.

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

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations.” The new standard will significantly change the financial accounting and reporting of business combination transactions in the consolidated financial statements. It will require an acquirer to recognize, at the acquisition date, the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their full fair values as of that date. In a business combination achieved in stages (step acquisitions), the acquirer will be required to remeasure its previously held equity interest in the acquiree at its acquisition-date fair value and recognize the resulting gain or loss in earnings. The acquisition-related transaction and restructuring costs will no longer be included as part of the capitalized cost of the acquired entity but will be required to be accounted for separately in accordance with applicable generally accepted accounting principles. SFAS No. 141(R) applies for the Company prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements.” The statement clarifies the definition of a non-controlling (or minority) interest and requires that non-controlling interests in subsidiaries be reported as a component of equity in the consolidated statement of financial position and requires that earnings attributed to the non-controlling interests be reported as part of consolidated earnings and not as a separate component of income or expense. However, it will also require expanded disclosures of the attribution of consolidated earnings to the controlling and non-controlling interests on the face of the consolidated income statement. SFAS No. 160 will require that changes in a parent’s controlling ownership interest, that do not result in a loss of control of the subsidiary, are accounted for as equity transactions among shareholders in the consolidated entity therefore resulting in no gain or loss recognition in the income statement. Only when a subsidiary is deconsolidated will a parent recognize a gain or loss in net income. SFAS No. 160 will be applied by the Company prospectively beginning January 1, 2009 except for the presentation and disclosure requirements that will be applied retrospectively for all periods presented.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As discussed in “Item 7A: Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the Company is exposed to market risk from interest rates resulting from its official check and money order business. The continued wind-down of this business resulted in a decrease in its investment portfolio balance as well as a decrease in commissions during the nine months ended September 30, 2008. In June 2008, the Company entered into agreements which, among other things and most significantly, amended the interest rates on the senior unsecured term loan agreement and the senior subordinated unsecured term loan agreement converting the interest rates on approximately $7 billion in borrowings from variable to fixed. There were no other material changes from what was reported in the Company’s 2007 Annual Report on Form 10-K related to its exposure to market risk from interest rates. Using September 30, 2008 balances, a 10% proportionate increase in short-term interest rates on an annualized basis compared to the interest rates at September 30, 2008 and a corresponding and parallel shift in the remainder of the yield curve, would result in a decrease to pretax income of $9.1 million. The $9.1 million decrease to pre-tax income (due to 10% increase in variable rates as of September 30, 2008) is a combination of the following: a) $21.2 million increase in interest expense related to the Company’s balance of variable interest rate debt, net of interest rate swaps, at September 30, 2008 and b) $12.1 million increase in interest income associated with operating cash balances, settlement related cash balances, and investment positions (netted with commissions paid to selling agents).

Foreign Currency Risk

There have been no material changes from the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 related to its exposure to market risk from foreign currency.

Regulatory

Through its merchant alliances, the Merchant Services segment holds ownership interests in competing merchant acquiring businesses while serving as the electronic processor for those businesses. In order to satisfy state and federal antitrust requirements, the Company actively maintains an antitrust compliance program.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

The Company’s disclosure controls and procedures are designed to cause information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported with the time periods specified in SEC rules and forms. The Company has evaluated, under the supervision of its Chief Executive Officer and Chief Financial Officer, the effectiveness of disclosure controls and procedures as of September 30, 2008. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008, to ensure that material information regarding the Company is made known to management, including the Chief Executive Officer and Chief Financial Officer, to allow the Company to meet its disclosure obligations.

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

From time to time, the Company is involved in various litigation matters arising in the ordinary course of its business. None of these matters, either individually or in the aggregate, currently is material to the Company except those matters reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “Annual Report”) and the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2008 (the “First Quarter Report”) and June 30, 2008 (the “Second Quarter Report”). There were no material developments in the litigation previously disclosed except as discussed below.

In Re: Concord EFS, Inc. Shareholders Litigation

In the In Re: Concord EFS, Inc. Shareholders Litigation action that was previously reported in the Annual Report and the First and Second Quarter Reports, on October 9, 2008, the Court of Appeals dismissed the appeal of this action with prejudice with the plaintiff’s consent. The dismissal of this action is now final.

ATM Fee Antitrust Litigation

In the ATM Fee Antitrust Litigation action that was previously reported in the Annual Report and the First Quarter Report, on August 13, 2008 the Ninth Circuit Court of Appeals entered an order dismissing plaintiff’s interlocutory appeal.

Data Treasury

In the Data Treasury actions that were previously reported in the Annual Report and the Second Quarter Report, on November 7, 2008, the parties entered into a settlement agreement pursuant to which all claims filed by the plaintiff will be dismissed. Pursuant to the settlement agreement, the Company will pay a settlement amount and receive a license to the patents that were at issue in the actions.

ITEM 1A.	RISK FACTORS

There are no material changes to the risk factors as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2008 and June 30, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 17, 2008, First Data Holdings Inc., the sole shareholder of the Company, executed an unanimous written consent re-electing Michael D. Capellas, James R. Fisher, Scott C. Nuttall, and Tagar C. Olson as directors of the Company, to serve until the earlier of their respective deaths, resignations or removals from office or the election and qualification of their respective successors.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Number	Description

4.1	Senior Indenture, dated as of September 24, 2008, between First Data Corporation, the subsidiaries of First Data Corporation identified therein and Wells Fargo Bank, National Association, as trustee, governing the Senior Cash Pay Notes due 2015 and Senior PIK Notes due 2015.

4.2	Senior Subordinated Indenture, dated as of September 24, 2008, between First Data Corporation, the subsidiaries of First Data Corporation identified therein and Wells Fargo Bank, National Association, as trustee, governing the Senior Subordinated Notes due 2016.

10.1	Registration Rights Agreement, dated September 24, 2008, among First Data Corporation, the subsidiaries of First Data Corporation identified therein, and CitiBank, N.A., as Administrative Agent for the Lenders identified therein, relating to the Senior Cash Pay Notes due 2015 and Senior PIK Notes due 2015.

10.2	Registration Rights Agreement, dated September 24, 2008, among First Data Corporation, the subsidiaries of First Data Corporation identified therein, and CitiBank, N.A., as Administrative Agent for the Lenders identified therein, relating to the Senior Subordinated Notes due 2016.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

99	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST DATA CORPORATION (Registrant)

Date: November 14, 2008	By	/s/ Philip M. Wall
Philip M. Wall Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 14, 2008	By	/s/ Gregg W. Sonnen
Gregg W. Sonnen Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

4.1	Senior Indenture, dated as of September 24, 2008, between First Data Corporation, the subsidiaries of First Data Corporation identified therein and Wells Fargo Bank, National Association, as trustee, governing the Senior Cash Pay Notes due 2015 and Senior PIK Notes due 2015.

4.2	Senior Subordinated Indenture, dated as of September 24, 2008, between First Data Corporation, the subsidiaries of First Data Corporation identified therein and Wells Fargo Bank, National Association, as trustee, governing the Senior Subordinated Notes due 2016.

10.1	Registration Rights Agreement, dated September 24, 2008, among First Data Corporation, the subsidiaries of First Data Corporation identified therein, and CitiBank, N.A., as Administrative Agent for the Lenders identified therein, relating to the Senior Cash Pay Notes due 2015 and Senior PIK Notes due 2015.

10.2	Registration Rights Agreement, dated September 24, 2008, among First Data Corporation, the subsidiaries of First Data Corporation identified therein, and CitiBank, N.A., as Administrative Agent for the Lenders identified therein, relating to the Senior Subordinated Notes due 2016.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of First Data Corporation Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

99	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements.