Form 10-K
period 2008-12-31
FIRST DATA CORP
filed 2009-03-25
CIK 883980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

The aggregate market value of the registrant’s voting stock held by non-affiliates is zero. The registrant is privately held. There were 1,000 shares of the registrant’s common stock outstanding as of March 1, 2009.

PART I

ITEM 1.	BUSINESS

General

First Data Corporation (“FDC” or “the Company”) is a provider of electronic commerce and payment solutions for merchants, financial institutions and card issuers globally and has operations in 36 countries, serving over 5.3 million merchant locations and over 2,000 card issuers and their customers. FDC was incorporated in Delaware in 1989 and was the subject of an initial public offering in connection with a spin-off from American Express in 1992. On September 24, 2007, the Company was acquired through a merger transaction (the “merger”) with an entity controlled by affiliates of Kohlberg Kravis Roberts & Co. (“KKR”). The merger resulted in the equity of FDC becoming privately held. Details of the merger are more fully discussed in Note 2 of the Company’s Consolidated Financial Statements in Item 8 of this Form 10-K.

The Company has acquired multiple domestic and international businesses over the last five years with the most significant acquisition being Concord EFS, Inc. (“Concord”) in 2004 which included the STAR Network. The Company completed its merger with Concord on February 26, 2004. The all-stock transaction resulted in a total purchase price of approximately $6.9 billion, including acquisition-related costs.

Spin-off of Western Union

On September 29, 2006, the Company separated its Western Union money transfer business into an independent, publicly traded company through a spin-off of 100% of Western Union to FDC shareholders in a transaction intended to qualify for tax-free treatment (“the spin-off”) giving the shareholders separate ownership interests in FDC and Western Union. For more information regarding the spin-off, refer to Note 19 of the Company’s Consolidated Financial Statements in Item 8 of this Form 10-K.

Significant Acquisitions, Dispositions and Other Items in 2008

Aggregate acquisitions in 2008 were $267.1 million with the formation of a joint venture with Allied Irish Banks p.l.c. (“AIB”) for approximately $178 million and the purchase of the outstanding equity of Money Network Financial, LLC not already owned by FDC for approximately $61 million being the most significant. Refer to Note 4 of the Company’s Consolidated Financial Statements in Item 8 of this Form 10-K for a complete discussion of the Company’s acquisitions and dispositions.

On November 1, 2008, the Company and JPMorgan Chase terminated their merchant alliance joint venture, Chase Paymentech SolutionsTM (“CPS”), which was the Company’s largest merchant alliance. The Company received its proportionate 49% share of the assets of the joint venture, including domestic merchant contracts, an equity investment in Merchant Link, a full-service ISO and Agent Bank unit and a portion of the employees, which will be operated as part of its Merchant Services segment. For more information regarding the termination of the CPS merchant alliance joint venture and the acquisition of the Company’s 49% share, refer to Note 4 of the Company’s Consolidated Financial Statements in Item 8 of this Form 10-K.

On December 31, 2008, the Company and Wells Fargo & Company (“WFB”) extended their merchant alliance joint venture, Wells Fargo Merchant Services, LLC (“WFMS”) for five years through December 31, 2014. In connection with the agreement to extend WFMS, FDC sold 12.5% of the membership interests to WFB for cash consideration. This resulted in FDC and WFB owning 40% and 60% of WFMS, respectively, as of December 31, 2008. WFB and FDC also extended their existing non-alliance sponsorship agreement to provide for non-alliance merchant sponsorship. As a result of the transaction, FDC deconsolidated the WFMS balance sheet as of December 31, 2008 and is reflecting its remaining ownership interest as an equity method investment.

Segment Realignment

Effective January 1, 2008, the Company’s new Chief Executive Officer appointed in connection with the merger began making strategic and operating decisions with regards to assessing performance and allocating resources based on a new segment structure. Segment results for 2007 and 2006 have been adjusted to reflect the new structure. For more information on the segment realignment refer to Note 17 of the Company’s Consolidated Financial Statements in Item 8 of this Form 10-K.

Effective January 1, 2009, the Company’s Chief Executive Officer began making strategic and operating decisions with regards to assessing performance and allocating resources based on a new segment structure. For more information on the 2009 segment realignment refer to Note 17 of the Company’s Consolidated Financial Statements in Item 8 of this Form 10-K.

Segments

The Company is organized in four primary segments: Merchant Services, Financial Services, International and Prepaid Services. In addition, the Company currently operates its official check and money order business through its Integrated Payment Systems (“IPS”) segment but is in the process of winding that business down.

Merchant Services

Merchant Services provides merchant acquiring and processing services. The Company provides these services to approximately 3.1 million merchant locations across the U.S. and acquired $1.4 trillion of payment transaction dollar volume on behalf of U.S. merchants in 2008. Merchant Services facilitates merchants’ ability to accept credit and debit cards by authorizing and settling merchants’ credit, debit and loyalty card transactions. At the same time, Merchant Services provides merchants with the reliability, security and back-office services that are critical to their business success. Most of this segment’s revenue is derived from regional and local merchants. Merchant Services approaches the market through diversified sales channels including equity alliances, revenue sharing alliances and referral arrangements with over 370 financial institution partners, over 800 non-bank referral partners, and over 400 independent sales organization partners, as of December 31, 2008.

Financial Services

Financial Services provides financial institutions and other third parties with credit, debit and retail card processing; debit network services; output services, such as statement and letter printing, embossing and mailing services; check verification, settlement and guarantee services; remittance processing services; and services facilitating government payments. The credit, debit and retail card processing businesses provide services that enable financial institutions and other organizations offering credit cards, debit cards and retail private label cards to consumers and businesses to manage customer accounts. Financial Services also provides services to the U.S. personal identification number point-of-sale (“PIN POS”) debit market through the STAR Network which offers PIN-secured debit acceptance at 2.2 million ATM and retail locations as of December 31, 2008.

International

International provides products and services in international markets that are similar to those offered by the Merchant Services and Financial Services segments in the U.S. International has operations in 36 countries, including the U.S., with regional management teams overseeing local operations.

Prepaid Services

Prepaid Services consists of businesses that provide open and closed loop stored-value products and processing services. The closed loop operations provide gift card processing services to large national merchants as well as fleet services to trucking companies. The open loop operations consist primarily of reloadable and one time use association branded stored value products and associated processing services.

Integrated Payment Systems

The principle business in the Integrated Payment Systems segment is official check and money order services. Official checks are sold through independent agents, which are financial institutions, and money orders are sold through financial institutions and retail businesses.

Operating Locations

The Company has domestic and international operations and regional or country offices where sales, customer service and/or administrative personnel are based. The international operations generate revenues from customers located and operating outside of the U.S. Revenues generated from processing transactions at locations within the U.S. (domestic) and outside of the U.S. (international), regardless of the segments to which the associated revenues applied, were 80% and 20% of FDC’s consolidated revenues for the year ended December 31, 2008, respectively. Long-lived assets attributable to domestic and international operations as percentages of FDC’s total long-lived assets as of December 31, 2008 were 84% and 16%, respectively. No individual foreign country is material to the Company’s total revenues or long-lived assets. Further financial information relating to the Company’s international and domestic revenues and long-lived assets is set forth in Note 17 to the Company’s Consolidated Financial Statements in Item 8 of this Form 10-K.

First Data Products and Services Segment Information

Financial information relating to each of the Company’s segments is set forth in Note 17 to the Company’s Consolidated Financial Statements in Item 8 of this Form 10-K. A discussion of factors potentially affecting the Company’s operations is set forth in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this form 10-K. The Company does not have any significant customers that account for 10% or more of total consolidated revenues. Refer to the following segment discussions, which address significant customer relationships within each segment.

The Company sold its ownership interests in Active Business Services, Ltd (“Active”), reported within the International segment, in July 2008 and Peace Software (“Peace”), reported within the Financial Services segment, in October 2008. Revenue and operating profit associated with Active and Peace are excluded from segment results. The International and Financial Services segment revenue and operating profit were adjusted for 2007 and 2006 to exclude the results of Active and Peace.

Merchant Services Segment

The Merchant Services segment is comprised of merchant acquiring and processing services.

Merchant Services revenues from external customers, operating profit, and assets represent the following percentages of FDC’s consolidated revenues, total reported segment operating profit, and consolidated assets:

	Successor		Predecessor
	Year ended December 31, 2008	Period from September 25, 2007 through December 31, 2007	Period from January 1, 2007 through September 24, 2007	Year ended December 31, 2006
Revenue from external customers	43%	41%	42%	44%
Operating profit (1), (2)	53%	46%	83%	66%
Assets (at December 31) (2)	52%	41%		32%

(1)

– Operating profit, as a percentage of total segment and all other and corporate operating profit, for the predecessor period from January 1, 2007 through September 24, 2007 includes accelerated vesting of stock options and restricted stock awards and units and transaction costs related to the merger of $265.2 million that were recognized in All Other and Corporate. The exclusion of these costs from the calculation would decrease the Merchant Services operating profit percentage shown above by approximately 19 percentage points for the predecessor period from January 1, 2007 through September 24, 2007.

(2)	– Operating profit and assets were impacted by purchase accounting in the successor period from September 25, 2007 through December 31, 2007 and for the year ended December 31, 2008. Assets at December 31, 2008 were additionally impacted by a goodwill impairment recorded in the fourth quarter of 2008 as described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K.

Description of Merchant Services Segment Operations

In the Merchant Services segment, revenues are derived primarily from providing merchant acquiring and processing services. Merchant Services businesses facilitate the acceptance of consumer transactions at the point of sale, whether it is a transaction at a physical merchant location or over the internet. A brief explanation of the segment’s service and product offerings is presented below.

Merchant acquiring and processing services

Merchant acquiring services facilitate the merchants’ ability to accept credit, debit, stored-value and loyalty cards by authorizing, capturing and settling the merchants’ transactions. Acquiring services also provide POS devices and other equipment necessary to capture merchant transactions. A majority of these services are offered to the merchants through joint ventures or contractual alliance arrangements primarily with financial institutions and relationships with independent sales organizations and other referral/sales partners. The segment’s processing services include authorization, transaction capture, settlement, chargeback handling, and internet-based transaction processing. The vast majority of these services pertain to transactions in which consumer payments to merchants are made through a card association (such as Visa or MasterCard), a debit network, or another payment network (such as Discover).

Revenues are generated from, among other things:

•

Discount fees charged to a merchant, net of credit card interchange and assessment fees charged by the bankcard associations or payment networks (Visa, MasterCard or Discover). The discount fee is typically either a percentage of the credit card transaction or the interchange fee plus a fixed dollar amount;

•	Processing fees charged to unconsolidated alliances discussed below;

•	Processing fees charged to merchant acquirers who have outsourced their transaction processing to the Company;

•	Equity earnings from unconsolidated alliances;

•	Selling and leasing POS devices; and

•	Debit network fees.

Merchant Services provides merchant acquiring and processing services to merchants operating in approximately 3.1 million merchant locations across the U.S. Merchant Services provides full service merchant processing primarily on Visa and MasterCard transactions and PIN-debit at the point of sale.

Growth in the Merchant Services business is derived from entering into new merchant relationships, new and enhanced product and service offerings, cross selling products and services into existing relationships, the shift of consumer spending to increased usage of electronic forms of payment and the strength of FDC’s alliances and relationships with banks and other entities. The Company’s alliance structures take on different forms, including consolidated subsidiaries, equity method investments and revenue sharing arrangements. Under the alliance and referral programs, the alliance/referral partners typically act as a merchant referral source. The Company benefits by providing processing services for the alliance/referral partners and their merchant customers. Both the Company and the alliance may provide management, sales, marketing, and other administrative services. The alliance strategy could be affected by further consolidation among financial institutions.

The Company’s strategy with banks, independent sales organizations and referral/sales partners provides the Company with broad geographic coverage, regionally and nationally, as well as a presence in various industries. The alliance/referral partner structure allows the Company to be the processor for multiple financial institutions, any one of which may be selected by the merchant as their bank partner. Additionally, bank partners provide brand loyalty and a distribution channel through their branch networks which increases merchant retention.

There are a number of different entities involved in a merchant transaction including the cardholder, card issuer, card association, merchant, merchant acquirer, electronic processor for credit and signature debit transactions, and debit network for PIN-debit transactions. The card issuer is the financial institution that issues credit or debit cards, authorizes transactions after determining whether the cardholder has sufficient available credit or funds for the transaction, and provides funds for the transaction. Some of these functions may be performed by an electronic processor (such as the Financial Services business) on behalf of the issuer. The card association is Visa or MasterCard, a debit network (such as STAR Network) or another payment network (such as Discover) that routes the transactions between the Company and the card issuer. The merchant is a business from which a product or service is purchased by a cardholder. The acquirer (such as the Company or one of its alliances) contracts with merchants to facilitate their acceptance of cards. A merchant acquirer may do its own processing or, more commonly, may outsource those functions to an electronic processor such as the Merchant Services segment. The acquirer/processor serves as an intermediary between the merchant and the card issuer by:

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

A transaction occurs when a cardholder purchases something from a merchant who has contracted with the Company, an alliance partner or a processing customer. When the merchant swipes the card through the POS terminal (which is often sold or leased, and serviced by the Company), the Company obtains authorization for the transaction from the card issuer through the card association, payment network or debit network, verifying that the cardholder has sufficient credit or adequate funds for the transaction. Once the card issuer approves the transaction, the Company or the alliance acquires the transaction from the merchant and then transmits it to the applicable debit network, payment network or card association, which then routes the transaction information to the card issuer. Upon receipt of the transaction, the card issuer delivers funds to the Company via the card association, payment network or debit network. Generally, the Company funds the merchant after receiving the money from the card association, payment network or debit network. Each participant in the transaction receives compensation for processing the transaction. For example, in a transaction using a Visa or MasterCard for $100.00 with an interchange rate of 1.5%, the card issuer will fund the association $98.50 and bill the cardholder $100.00 on its monthly statement. The card association will retain assessment fees of approximately $0.10 and forward $98.40 to the Company. The Company will retain, for example, $0.40 and pay the merchant $98.00. The $1.50 retained by the card issuer is referred to as interchange and it, like assessment fees, is set by the card association. The $0.40 is the merchant discount and is negotiated between the merchant and the merchant acquirer.

The Company and its alliances, as merchant acquirers/processors, have certain contingent liabilities for the transactions acquired from merchants. This contingent liability arises in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder’s favor. In such a case, the transaction is

“charged back” to the merchant and the disputed amount is credited or otherwise refunded to the cardholder. The Company may, however, collect this amount from the card association if the amount was disputed in error. If the Company or the alliance is unable to collect this amount from the merchant, due to the merchant’s insolvency or other reasons, the Company or the alliance will bear the loss for the amount of the refund paid to the cardholder. In most cases, this contingent liability situation is unlikely to arise because most products or services are delivered when purchased, and credits are issued on returned items. However, where the product or service is not provided until sometime following the purchase (e.g., airline or cruise ship tickets), the risk is greater. The Company often mitigates its risk by obtaining collateral from merchants considered higher risk because they have a time delay in the delivery of services, operate in industries that experience chargebacks or are less creditworthy.

Merchant Services Segment Competition

The Company’s Merchant Services business competes with several service providers and financial institutions that provide these services to their merchant customers. In many cases, the merchant alliances also compete against each other for the same business.

The most significant competitive factors relate to price, brand, strength of financial institution partnership, breadth of features and functionality, scalability and servicing capability. The Merchant Services segment is further impacted by large merchant and large bank consolidation, card association business model expansion, and the expansion of new payment methods and devices.

In both the Merchant Services and Financial Services segments, the card associations and payment networks—Visa, MasterCard and Discover—are increasingly offering products and services that compete with the Company’s products and services.

Merchant Services Seasonality

Merchant Services’ revenues and earnings are impacted by the volume of consumer usage of credit and debit cards at the point of sale. Merchant Services generally experiences increased POS activity during the traditional holiday shopping period in the fourth quarter, the back-to-school buying period in the third quarter, and around other nationally recognized holidays.

Merchant Services Geographic Mix and Revenues

Revenues from external customers for the Merchant Services segment are substantially all earned in the U.S. Merchant revenues outside of the U.S. are managed and reported by the Company’s International segment. Within the U.S., revenues from external customers are spread across the country since Merchant Services has merchant customers and alliance partners across geographic regions and a large percentage of its transactions occur at national merchants.

Merchant Services Significant Customers

The Merchant Services segment does not have any individually significant customers; however, the Company has one significant merchant alliance relationship with a financial institution. A second significant merchant alliance was terminated on November 1, 2008 as discussed above and in Note 4 of the Company’s Consolidated Financial Statements in Item 8 of this Form 10-K.

Financial Services Segment

The Financial Services segment is comprised of:

(1)	Credit and retail card processing services;

(2)	Debit network and processing services;

(3)	Check verification, settlement and guarantee; and

(4)	Other services including output, remittance processing and government services.

Financial Services revenues from external customers, operating profit, and assets represent the following percentages of FDC’s consolidated revenues, total reported segment operating profit and consolidated assets:

	Successor		Predecessor
	Year ended December 31, 2008	Period from September 25, 2007 through December 31, 2007	Period from January 1, 2007 through September 24, 2007	Year ended December 31, 2006
Revenue from external customers	31%	33%	36%	37%
Operating profit [1,2]	59%	47%	51%	39%
Assets (at December 31) [2]	16%	16%		14%

1	– Operating profit, as a percentage of total segment and all other and corporate operating profit, for the predecessor period from January 1, 2007 through September 24, 2007 includes accelerated vesting of stock options and restricted stock awards and units and transaction costs related to the merger of $265.2 million that were recognized in All Other and Corporate. The exclusion of these costs from the calculation would decrease Financial Services operating profit percentage shown above by approximately 12 percentage points for the predecessor period from January 1, 2007 through September 24, 2007.
2	– Operating profit and assets were impacted by purchase accounting in the successor period from September 25, 2007 through December 31, 2007 and for the year ended December 31, 2008. Assets at December 31, 2008 were additionally impacted by a goodwill impairment recorded in the fourth quarter of 2008 as described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K.

Description of Financial Services Segment Operations

Financial Services provides financial institutions and other third parties with credit, debit and retail card processing; debit network services; check verification, settlement and guarantee services; and other services including output, remittance processing and government services. Revenue and profit growth in these businesses is derived from growing the core business, expanding product offerings, and improving the overall cost structure. Growing the core business comes primarily from an increase in debit and credit card usage, growth from existing clients and sales to new clients and the related account conversions.

Growth from expanded product offerings is driven by the development or acquisition of new products as well as expansion into adjacent markets. The Company will enter adjacent markets where it can leverage its existing infrastructure and core competencies around high volume transaction processing and management of customer account information.

The Company has relationships and many long-term customer contracts with card issuers providing credit and retail card processing, output services for printing and embossing items, debit card processing services and STAR Network services. These contracts generally require a notice period prior to the end of the contract if a client chooses not to renew. Additionally, some contracts may allow for early termination upon the occurrence of certain events such as a change in control. The termination fees paid upon the occurrence of such events are designed primarily to cover balance sheet exposure related to items such as capitalized conversion costs or signing bonuses associated with the contract and, in some cases, may cover a portion of lost future revenue and profit. Although these contracts may be terminated upon certain occurrences, the contracts provide the segment with a steady revenue stream since a vast majority of the contracts are honored through the contracted expiration date.

Credit and retail card issuing and processing services

Credit and retail card issuing and processing services provide outsourcing services to financial institutions and other issuers of cards, such as consumer finance companies. Financial Services clients include a wide variety of banks, savings and loan associations, group service providers and credit unions. Services provided include, among other things, account maintenance, transaction authorizing and posting, fraud and risk management services and settlement.

The Company provides services throughout the period of each card’s use, starting from a card-issuing client processing an application for a card. Services may include processing the card application, initiating service for the cardholder, processing each card transaction for the issuing retailer or financial institution and accumulating the card’s transactions. The Company’s fraud management services monitor the unauthorized use of cards which have been reported to be lost, stolen, or which exceed credit limits. The Company’s fraud detection systems help identify fraudulent transactions by monitoring each cardholder’s purchasing patterns and flagging unusual purchases. Other services provided include customized communications to cardholders, information verification associated with granting credit, debt collection, and customer service.

Revenues for credit and retail card issuing and processing services are derived from fees payable under contracts that depend primarily on the number of cardholder accounts on file. More revenue is derived from active accounts (those accounts on file that had a balance or any monetary posting or authorization activity during the month) than inactive accounts.

Debit network and processing services

The Company provides STAR Network access, PIN-debit and signature debit card processing services and ATM processing services, such as transaction routing, authorization, and settlement as well as ATM management and monitoring. The STAR Network represents a telecommunications network which is connected to thousands of financial institutions, merchants, payment processors, ATM processors, and card processors that participate in the network. In the merchant acquiring process flow described above in the Merchant Services segment discussion, STAR Network represents a debit network. When a merchant acquirer or ATM owner acquires a STAR Network transaction, it sends the transaction to the network switch, which is operated by the Company, which in turn routes the transaction to the appropriate participant for authorization. To be routed through the STAR Network switch, a transaction must be initiated with a card participating in the STAR Network at an ATM or POS terminal also participating in the STAR Network. STAR Network’s fees differ from those presented in the example above in the Merchant Services segment description in that the debit network charges less for PIN-debit transactions than do the card associations for credit and signature debit since there is substantially less risk involved in the PIN-debit transaction because PIN authentication is generally required and transactions are not approved unless there are sufficient funds in the customer’s bank account.

Revenue related to the STAR Network and debit card and ATM processing services is derived from fees payable under contracts but are driven more by monetary transactions processed rather than by accounts on file. The Company provides services which are driven by client transactions and are separately priced and negotiated with clients. In a situation in which a PIN-secured debit transaction uses the Company’s debit network and the Company is the debit card processor for the financial institution as well as the processor for the merchant, the Company receives (1) a fee from the card issuing financial institution for running the transaction through the STAR Network switch, recognized in the Financial Services segment, (2) a fee from the card issuer for obtaining the authorization, recognized in the Financial Services segment. (3) a fee from the merchant for acquiring the transaction, which is recognized in the Merchant Services segment and (4) a network acquirer fee from the merchant for accessing the STAR Network, which is recognized in the Financial Services segment. There are other possible configurations of transactions that result in the Company receiving multiple fees for a transaction, depending on the role which the Company plays.

Check verification, settlement and guarantee services

Check verification, settlement and guarantee services use the Company’s proprietary database system to assist merchants in deciding whether accepting checks at the point-of-sale is a reasonable risk, or, further, to guarantee checks presented to merchants if they are approved. These services include risk management services, which utilize software, information and analysis to assist the merchant in the decision process and include identity fraud prevention and reduction. Revenues are earned primarily by charging merchant fees for check verification or guarantee services.

The majority of the Company’s services involve providing check guarantee services for checks received by merchants. Under the guarantee service, when a merchant receives a check in payment for goods and services, the transaction is submitted to and analyzed by the Company. The Company either accepts or declines the check for warranty coverage under its guarantee service. If the Company approves the check for warranty coverage and the merchant accepts the check, the merchant will either deposit the check in its bank account or process it for settlement through the Company’s Electronic Check Acceptance service. If the check is returned unpaid by the merchant’s bank and the returned check meets the requirements for warranty coverage, the Company is required to purchase the check from the merchant at its face value. The Company then owns the purchased check and pursues collection of the check from the check writer. As a result, the Company bears the risk of loss if the Company is unable to collect the returned check from the check writer. The Company earns a fee for each check it guarantees, which generally is determined as a percentage of the check amount.

The Company’s Electronic Check Acceptance service, which converts a paper check written at the point of sale into an electronic item, enables funds to be deposited electronically to the merchant’s account and deducted electronically from the check writer’s account.

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

Other services

Other services consist of the Company’s output services, remittance processing and government services. Output services consist of statement and letter printing, card embossing and mailing services. Services are provided to organizations that process accounts on the Company’s platform as described above and for clients that process accounts on alternative platforms. The Company provides these services primarily through in-house facilities. Revenues for output services are derived primarily on a per piece basis and consist of fees for the production and materials related to finished products. The mailing services drive a majority of the segment’s and the Company’s postage revenue.

The remittance processing business processes mail-in payments for third party organizations. Revenues for remittance processing services are derived primarily on a per transaction basis and consist of fees for processing consumer payments.

First Data Government Solutions (“FDGS”) operates payment systems and related technologies in the government sector. For instance, FDGS provides electronic tax payment processing services for the Electronic Federal Tax Payment System.

Financial Services Pipeline

During 2008, the Company converted approximately 15 million accounts to its system. The pipeline at December 31, 2008 was approximately 11 million accounts, which are primarily retail accounts. The Company expects to convert these accounts in 2009.

Financial Services Segment Competition

The Company’s Financial Services segment competes with several other third-party card processors and debit networks in the U.S., as well as financial institutions that possess in-house operations to manage card issuance and maintenance. The Company also faces significant competition from regional and national operators of debit networks. The check guarantee and verification products compete principally with the products of two other national companies.

The most significant competitive factors are price, system performance and reliability, breadth of features and functionality, disaster recovery capabilities and business continuity preparedness, data security, scalability, and flexibility of infrastructure and servicing capability. The Financial Services business is further impacted by financial institution consolidation.

In both the Merchant Services and Financial Services segments, the card associations and payment networks—Visa, MasterCard and Discover—are increasingly offering products and services that compete with the Company’s products and services.

Financial Services Seasonality

Debit processing, STAR Network and check verification, settlement and guarantee revenues and earnings are impacted by the volume of consumer usage of debit cards and checks at the point of sale. Such volumes are generally impacted by increased POS activity during the traditional holiday shopping period in the fourth quarter, the back-to-school buying period in the third quarter, and around other nationally recognized holidays.

Financial Services Geographic Mix and Revenues

Revenues from external customers for the Financial Services segment are substantially all earned in the U.S. Card issuing revenues outside of the U.S. are reported by the Company’s International segment. Within the U.S., revenues from external customers are geographically dispersed throughout the country.

Financial Services Significant Customers

During 2008, the Company had a significant relationship with one client whose revenues represented approximately 12% of the Financial Services segment revenue for the year ended December 31, 2008.

International Segment

The International segment is comprised of:

•	Credit, retail, debit and prepaid card processing;

•	Merchant acquiring and processing; and

•	ATM and POS processing, driving, acquiring and switching services.

International revenues from external customers, operating profit, and assets represent the following percentages of FDC’s consolidated revenues, total reported segment operating profit and consolidated assets:

	Successor		Predecessor
	Year ended December 31, 2008	Period from September 25, 2007 through December 31, 2007	Period from January 1, 2007 through September 24, 2007	Year ended December 31, 2006
Revenue from external customers	20%	21%	19%	17%
Operating profit (1), (2)	18%	22%	11%	10%
Assets (2)	15%	13%		10%

(1)	– Operating profit, as a percentage of total segment and all other and corporate operating profit, for the predecessor period from January 1, 2007 through September 24, 2007 includes accelerated vesting of stock options and restricted stock awards and units and transaction costs related to the merger of $265.2 million that were recognized in All Other and Corporate. The exclusion of these costs from the calculation would decrease International’s operating profit percentage shown above by approximately 3 percentage points for the predecessor period from January 1, 2007 through September 24, 2007.
(2)	– Operating profit and assets were impacted by purchase accounting in the successor period from September 25, 2007 through December 31, 2007 and for the year ended December 31, 2008. Assets at December 31, 2008 were additionally impacted by a goodwill impairment recorded in the fourth quarter of 2008 as described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K.

The merchant acquiring and card issuing services provided by the International segment are similar in nature to the services described above in the Merchant Services and Financial Services segments other than they include substantially all the services provided outside of the U.S. For a description of the International segment’s merchant acquiring and card issuing businesses refer to the Merchant Services and Financial Services segment descriptions provided above.

International Pipeline

The account pipeline at December 31, 2008 was immaterial.

International Segment Competition and Seasonality

Competition and seasonality within the International segment is similar to that of the Merchant Services and Financial Services segments for the respective product and service offerings and also includes third-party software providers. See discussions above. A noted difference from the U.S. operations is that there are more and smaller competitors because of the International segment’s global span.

International Geographic Mix

The following countries accounted for more than 10% of the segment’s revenues from external customers for the years ended December 31, 2008, 2007 and 2006, respectively:

	Successor		Predecessor
	Year ended December 31, 2008	Period from September 25, 2007 through December 31, 2007	Period from January 1, 2007 through September 24, 2007	Year ended December 31, 2006
United Kingdom	18%	21%	22%	22%
Germany	17%	19%	20%	19%
Australia	11%	13%	13%	15%

No other individual foreign country accounted for more than 8% of the segment’s revenues from external customers for the years ended December 31, 2008, 2007 and 2006, respectively. No individual foreign country was material to the Company’s consolidated revenues.

International Significant Customers

No individual customer makes up more than 10% of the International segment revenue.

Prepaid Services Segment

The Prepaid Services segment is comprised most significantly of the management of prepaid stored-value card issuance and processing services (i.e. gift cards) for retailers and others.

Prepaid Services revenues from external customers, operating profit, and assets represent the following percentages of FDC’s consolidated revenues, total reported segment operating profit and consolidated assets:

	Successor		Predecessor
	Year ended December 31, 2008	Period from September 25, 2007 through December 31, 2007	Period from January 1, 2007 through September 24, 2007	Year ended December 31, 2006
Revenue from external customers	3%	3%	2%	3%
Operating profit (1), (2)	2%	6%	3%	3%
Assets (2)	2%	3%		1%

(1)	– Operating profit, as a percentage of total segment and all other and corporate operating profit, for the predecessor period from January 1, 2007 through September 24, 2007 includes accelerated vesting of stock options and restricted stock awards and units and transaction costs related to the merger of $265.2 million that were recognized in All Other and Corporate. The exclusion of these costs from the calculation would decrease Prepaid Services operating profit percentage shown above by approximately 1 percentage point for the predecessor period from January 1, 2007 through September 24, 2007.
(2)	– Operating profit and assets were impacted by purchase accounting in the successor period from September 25, 2007 through December 31, 2007 and for the year ended December 31, 2008. Assets at December 31, 2008 were additionally impacted by a goodwill impairment recorded in the fourth quarter of 2008 as described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K.

Description of Prepaid Services Segment Operations

First Data Prepaid Services manages prepaid stored-value card issuance and processing services (i.e. gift cards) for retailers and others. The full-service stored-value/gift card program offers transaction processing services, card issuance and customer service for over 200 national brands and several thousand small and mid-tier merchants. The Company also provides program management and processing services for association-branded, bank-issued, open loop, stored-value, reloadable and one time prepaid card products.

Electronic Fleet Systems Transportation Services (“EFSTS”) provides payment processing, settlement and specialized reporting services for transportation companies and owns and operates ATMs at truck stops. EFSTS is a closed loop payment processing system for transportation companies in the U.S. and Canada. Its products offer truck drivers a convenient way to purchase fuel, access cash and pay for repairs while on the road. Transportation companies use the processing system to manage their business daily through the internet or real time via a direct connection to a host.

Money Network offers prepaid products to address the needs of employers, employees, merchants and unbanked individuals. Money Network provides electronic payroll distribution solutions and prepaid retail solutions that eliminate employer pay checks for workers. Money Network also makes it easy and secure for cardholders to pay bills and make purchases in person, online, or on the phone.

Prepaid Services Competition and Seasonality

The Company’s prepaid card services compete with other payment processing companies as well as card associations and payment networks such as Visa and American Express. Prepaid Services revenue and earnings are impacted by the volume of stored-value cards used by consumers at the point of sale. Prepaid Services experiences increased volume during the traditional holiday shopping period in the fourth quarter and around other nationally recognized holidays.

Prepaid Services Significant Customers

Prepaid Services has a significant customer relationship with one customer that represented approximately 20% of Prepaid Services revenue from external customers for the year ended December 31, 2008.

Integrated Payment Systems

The principle business in the Integrated Payment Systems segment is official check and money order services.

The Company is gradually exiting the official check and money order line of business. The majority of the clients of this business deconverted during 2008. The remaining clients are expected to deconvert mainly during 2009 though some will be after 2009, in accordance with their respective contract terms. IPS will continue to use its licenses to offer payment services that fall under state and federal regulations and the business will continue to operate in a much reduced capacity after all of the client deconversions as outstanding official check and money order clearance activity winds down.

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

Integrated Payment Systems revenues from external customers excluding an adjustment to reflect segment revenue on a pretax equivalent basis, operating profit, and assets represent the following percentages of FDC’s consolidated revenues, total reported segment operating profit and consolidated assets:

	Successor		Predecessor
	Year ended December 31, 2008	Period from September 25, 2007 through December 31, 2007	Period from January 1, 2007 through September 24, 2007	Year ended December 31, 2006
Revenue from external customers	0%	(1)%	(2)%	(3)%
Operating profit [1,2]	1%	10%	4%	1%
Assets [2]	11%	25%		42%

(1)	– Operating profit, as a percentage of total segment and all other and corporate operating profit, for the predecessor period from January 1, 2007 through September 24, 2007 includes accelerated vesting of stock options and restricted stock awards and units and transaction costs related to the merger of $265.2 million that were recognized in All Other and Corporate. The exclusion of these costs from the calculation would decrease Integrated Payment System’s operating profit percentage shown above by approximately 1 percentage point for the predecessor period from January 1, 2007 through September 24, 2007.
(2)	– Operating profit and assets were impacted by purchase accounting in the successor period from September 25, 2007 through December 31, 2007 and for the year ended December 31, 2008.

Official checks and money orders

IPS issues official checks, which are sold by agents that are financial institutions, and issues money orders, which are sold by agents that are financial institutions or retail businesses. Official checks serve as an alternative to a bank’s own items such as cashiers or bank checks. Money orders serve as a disbursement option for a consumer or business.

The official check and money order services generate revenue primarily through the ability to invest funds pending settlement. IPS invests these funds in investments with an objective to minimize its exposure to credit risks. These investments were primarily in short-term taxable investments in 2008 as well as some student loan auction-rate securities that have been classified as long-term. Prior to 2008, these investments were primarily in tax exempt securities.

An official check or money order transaction is initiated when a consumer or business procures an official check or money order from one of the Company’s agents. The agent generally is required to remit the funds collected from the consumer to IPS the same day or the following day. With respect to official checks, IPS pays some of its agents commissions based on short-term variable interest rates and the balance of outstanding official checks attributable to the individual agent. IPS nets the commissions paid to agents against the revenues it earns from its investments.

Integrated Payment Systems Competition

IPS’s official check and money order business competes with one other third party check issuer, financial institutions offering their own in-house check services and postal money orders.

Integrated Payment Systems Significant Customers

No individual customer makes up more than 10% of the Integrated Payment Systems segment revenue.

All Other and Corporate

The remainder of the Company’s business units are grouped in the All Other and Corporate category, which includes smaller businesses and corporate operations.

Corporate operations include administrative and shared service functions such as the executive group, legal, tax, treasury, internal audit, accounting, human resources, information technology and procurement. Costs incurred by corporate that are directly related to a segment are allocated to the respective segment. Administrative and shared service costs are retained by Corporate.

All Other and Corporate Competition

The operations within All Other and Corporate have various competitors. Any single competitor would not have a material impact on the Company.

All Other and Corporate Significant Customers

No individual customer makes up more than 10% of the All Other and Corporate revenue.

Intellectual Property

The Company owns many trademarks, trade names, patents and other intellectual property that are important to its future success. The only intellectual property rights which are individually material to the Company are the FIRST DATA trademark and trade name and the STAR trademark and trade name. The STAR trademark and trade name are used in the Financial Services segment. The FIRST DATA trademark and trade name are associated with quality and reliable electronic commerce and payments solutions. Financial institutions and merchants associate the STAR trademark and trade name with quality and reliable debit network services and processing services. Loss of the proprietary use of the FIRST DATA or STAR trademarks and trade names or a diminution in the perceived quality associated with these names could harm the growth of the Company’s businesses. Also important, but not individually material, is the VisionPLUS trademark and software mostly utilized in the International segment. VisionPLUS is recognized internationally as a quality software product and card processing system. The software is important to the Company’s international expansion.

The Company uses a combination of technologies (including proprietary technology and technology obtained from third parties) to provide its products and services to its customers, and to remain competitive. The Company has various programs and procedures to protect its patents and other intellectual property rights. The patent protection associated with the Company’s systems and software expires at different times over the next one to 20 years.

Employees and Labor

At December 31, 2008, the Company employed approximately 26,600 employees, approximately 97% of which were full-time employees. The majority of the employees of the Company’s subsidiaries outside of the U.S. are subject to the terms of individual employment agreements. One of the Company’s wholly owned subsidiaries has approximately 1,800 employees in the United Kingdom, about 25% of whom are members of Unite trade union (formerly Amicus trade union). Employees of the Company’s subsidiaries in Vienna, Austria; Frankfurt, Germany; Nürnberg, Germany are also represented by local works councils and a portion of the Frankfurt workforce is covered by a union contract. Employees of the Company’s Korean subsidiary are represented by a Labor-Management council. Employees in certain other countries are also covered by the terms of industry-specific national collective agreements. None of the Company’s employees are otherwise represented by any labor organization in the U.S. The Company believes that its relations with its employees and the labor organizations identified above are in good standing.

Available Information

FDC’s principal executive offices are located at 6200 S. Quebec Street, Greenwood Village, CO 80111, telephone (303) 967-8000. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge to shareholders and other interested parties through the “About”, “Investor Relations” portion of the Company’s web site, www.firstdata.com, as soon as reasonably practical after they are filed with the Securities and Exchange Commission (“SEC”). The SEC maintains a web site, www.sec.gov, which contains reports and other information filed electronically with the SEC by the Company. The Company’s Audit Committee Charter, Compensation and Benefits Committee Charter, Nominating and Governance Committee Charter, and Code of Conduct for Senior Financial Officers are available without charge through the “About”, “Investor Relations”, “Corporate Governance” portion of the Company’s web site, listed above, or by writing to the attention of Investor Relations at the address listed above.

Executive Officers of the Company

See Item 10 of this Form 10-K.

Government Regulations

Various aspects of the Company’s service areas are subject to U.S. federal, state and local regulation, as well as regulation outside the U.S. Failure to comply with regulations may result in the suspension or revocation of licenses or registrations, the limitation, suspension or termination of service, and/or the imposition of civil and criminal penalties, including fines. Certain of the Company’s services also are subject to rules promulgated by various payment networks, such as Visa, MasterCard and Discover, as more fully described below.

Association and Network Rules

A number of the Company’s subsidiaries are subject to payment network rules of MasterCard, Visa and other associations. First Data Loan Company Canada (“FDLCC”), is a member of MasterCard and Visa and subject to the rules of such associations and First Data Canada Merchant Solutions ULC is a member of Interac and subject to its rules. First Data Cono Sur, S.A., is a member of MasterCard in Argentina and Uruguay and subject to MasterCard rules. First Data Resources, LLC., First Data Merchant Services Corporation, FDRL, First Data Deutschland, First Data Hellas Processing Services and Holdings S.A., First Data Latvia, First Data Lithuania, First Data Polska S.A., First Data Slovakia, First Data Austria, First Data Resources Australia Limited (“FDRA”), BWA Merchant Services Pty Limited (“BWAMS”), Omnipay, Limited, First Data Acquisition Corp., First Data Merchant Services Mexico, S. de R.L. de C.V., First Merchant Service GmbH, AIB Merchant Services, European Merchant Services, BNL Positivity, Merchant Solutions Private Limited (as incorporated in Singapore, Hong Kong, Bangladesh and Sri Lanka), Merchant Solutions Private (Macau) Limited, Merchant Solutions Sdn Bhd, POS Merchant Solutions (B) Sdn Bhd, POS Merchant Solutions Private Limited, Merchant Solutions (Shanghai) Consulting Co. Ltd and STAR Network are registered with Visa and/or MasterCard as service providers for member institutions. In those situations where the Company serves as service providers to member institutions, the Company is not an acquirer under Visa’s and MasterCard’s rules. Various subsidiaries of the Company are also processor level members of numerous debit and electronic benefits transaction (“EBT”) networks, such as Star Networks, Inc., Star Processing Inc., First Data Merchant Services Corporation, and Concord Transaction Services, LLC, or are otherwise subject to various network rules in connection with processing services and other services they provide to their customers and a number of the Company’s subsidiaries are providing processing and other services related to ATM deployment to customers. As such, the Company is subject to applicable card association, network and national scheme rules, which could subject the Company to a variety of fines or penalties that may be levied by the card associations, banking associations or networks for certain acts and/or omissions by the Company, its sponsorees, acquirer customers, processing customers and/or merchants. The Company mitigates this risk by maintaining an extensive card association and network compliance function. The Company is also subject to network operating rules promulgated by the National Automated Clearing House Association relating to payment transactions processed by the Company using the Automated Clearing House Network and to various state laws regarding such operations, including laws pertaining to EBT.

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

Banking Regulation

FDLCC, through which the Company conducts some of its merchant acquiring activities in Canada, is a Canadian loan company subject to regulation, examination and oversight by the Office of the Superintendent of Financial Institutions and to various provincial registration and licensing requirements. First Data Trust Company, LLC (“FDTC”), engages in trust activities previously conducted by the trust department of a former banking subsidiary of the Company. FDTC is subject to regulation, examination and oversight by the Division of Banking of the Colorado Department of Regulatory Agencies. These financial institution subsidiaries are also subject to various national and local banking and consumer protection laws and regulations that apply to the activities they conduct. Since FDTC is not a “bank” under the Bank Holding Company Act of 1956, as amended (“BHCA”), and FDLCC does not operate any banking offices in the U.S. or do business in the U.S., except such business as may be incidental to its activities outside the U.S., the Company’s affiliation with FDTC and FDLCC does not cause it to be regulated as a bank holding company or financial holding company under the BHCA.

Because a number of the Company’s subsidiary businesses, including card issuer processing, merchant processing and STAR Network businesses as well as those subsidiaries engaged in the business of ATM deployment, provide data processing services for financial institutions, they are subject to examination by the Federal Financial Institutions Examination Council, an interagency body comprised of the federal bank and thrift regulators and the National Credit Union Association and national regulatory bodies.

FDRL in the United Kingdom holds a license from the Financial Services Authority (“FSA”). The FSA is the licensing and regulatory authority for all U.K. financial services, including banking, but FDRL’s license is limited to acting as an insurance intermediary in connection with selling card payment protection insurance to its issuer customers’ cardholders.

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

As a result of a recent change in legislation in Germany, the provision of factoring services to financial institutions as historically provided by First Data Deutschland GmbH has become regulated by the Federal

Banking Supervision Agency (BaFin) and First Data Deutschland GmbH is now regulated by BaFin as financial services provider under the German Federal Banking Act.

Recent changes to the Payments and Settlement Systems Act in India require that any person operating a payment system be authorized to do so by the Reserve Bank of India. The definition of what constitutes a “payment system” is broad and encompasses not only clearing, payment and settlement systems but also the underlying systems enabling credit card operations, debit card operations, smart card operations, money transfer operations and similar operations. There are ongoing reporting obligations and the RBI has a broad supervisory discretion of authorized entities including an ability to suspend operations or require security deposits. There are no exemption provisions under the Act. First Data (India) Private Limited has applied for itself and on behalf of the following entities for authorization to operate a payment system and provide payment system services to entities operating in India: First Data Resources Australia Limited, OmniPay Limited, First Data Merchant Services Corporation, ValueLink Inc., First Data Global Services Limited and First Data (China) Co. Ltd.

Credit Reporting and Debt Collections Regulations

TeleCheck Services Inc. (“TeleCheck”) is subject to the Federal Fair Credit Reporting Act (“FCRA”) and various similar state laws based on TeleCheck’s maintenance of a database containing the check-writing histories of consumers and the use of that information in connection with its check verification and guarantee services.

The collection business within TRS Recovery Services, Inc. is subject to the Fair Debt Collection Practices Act and various similar state laws. FDRL has a license under the Consumer Credit Act to enable it to undertake collections activity on behalf of its card issuing customers through calls and letters to the debtors. First Data Deutschland and TeleCash in Germany each hold a license under the German Legal Services Act to undertake collections activities on behalf of its card issuing customers as well as against their own debtors.

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

In the U.S., most states license issuers of payment instruments. Many states exercise authority over the operations of the Company’s services related to the sale of payment instruments and, as part of this authority, subject the Company to periodic examinations. Many states require, among other things, that proceeds from the sales of such instruments be invested in high-quality marketable securities prior to the settlement of the transactions. Such licensing laws also may cover matters such as regulatory approval of consumer forms, consumer disclosures and the filing of periodic reports by the licensee, and require the licensee to demonstrate and maintain levels of net worth. Many states also require issuers of payment instruments and their agents to comply with federal and/or state anti-money laundering laws and regulations.

Government agencies both inside and outside the U.S. may impose new or additional rules on sales of payment instruments, including regulations which (i) impose additional identification, reporting or recordkeeping requirements; (ii) limit the entities capable of providing the sale of payment instruments; and (iii) require additional consumer disclosures.

Anti-Money Laundering and Counter Terrorist Regulation

The Company’s payment instrument businesses are subject to regulation by the U.S., including anti-money laundering laws and regulations, including the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001 (collectively, the “BSA”). The BSA, among other things, requires the issuers and sellers of money orders and official checks to develop and implement risk-based anti-money laundering programs, report large cash transactions and suspicious activity, and to maintain transaction records.

The Company is also subject to certain economic and trade sanctions programs that are administered by the Treasury Department’s Office of Foreign Assets Control (“OFAC”) that prohibit or restrict transactions to or from or dealings with specified countries, their governments, and in certain circumstances, their nationals, and with individuals and entities that are specially-designated nationals of those countries, narcotics traffickers, and terrorists or terrorist organizations.

Similar anti-money laundering and counter terrorist financing and proceeds of crime laws apply to movements of currency and payments through electronic transactions and to dealings with persons specified in lists maintained by the country equivalents to the OFAC lists in several other countries and require specific data retention obligations to be observed by intermediaries in the payment process. The Company’s businesses in those jurisdictions are subject to those data retention obligations.

The Company has developed and is enhancing global compliance programs to monitor and address legal and regulatory requirements and developments.

Escheat Regulations

The Company is subject to unclaimed or abandoned property (escheat) laws in the U.S. and abroad which require the Company to turn over to certain government authorities the property of others held by the Company that has been unclaimed for a specified period of time such as, in the Integrated Payment Systems segment, payment instruments that have not been presented for payment or, in the Merchant Services segment, account balances that cannot be returned to a merchant following discontinuation of its relationship with the Company. A number of the Company’s subsidiaries hold property subject to escheat laws and the Company has an ongoing program to comply with those laws. The Company is subject to audit by individual U.S. states with regard to the Company’s escheatment practices.

Other

In the European Union, Directive 2007/60 EG, the “Payment Services Directive”, was released by the European Parliament and by the Council on November 13, 2007, setting a framework for future regulation of bodies and corporations such as the national central banks, financial institutions, e-money institutes and payment institutions. The Payment Services Directive has to be implemented in the EU member states via national legislation by November 1, 2009. It is expected that the new member state legislation will have a material impact on the development of our industry in the EU.

Stored-value services offered to issuers by First Data Prepaid Services (“FDPS”) in the U.S., and by First Data’s International businesses (“First Data International”) outside the U.S. are subject to various federal, state and foreign laws and regulations, which may include laws and regulations related to consumer and data protection, licensing, escheat, anti-money laundering, banking, trade practices and competition and wage and employment. These laws and regulations are evolving, unclear and sometimes inconsistent and subject to judicial and regulatory challenge and interpretation, and therefore the extent to which these laws have application to, and their impact on, FDPS, First Data International, financial institutions, merchants or others is in flux. At this time the Company is unable to determine the impact that the clarification of these laws and their future interpretations, as well as new laws, may have on FDPS, First Data International, financial institutions, merchants or others. These services may also be subject to the rules and regulations of the various international, domestic and regional schemes, Networks and Associations in which FDPS, First Data International and the card issuers participate. These schemes, Networks or Associations may, generally in their discretion, modify these rules and regulations and such modifications could also impact FDPS, First Data International, financial institutions, merchants and others.

Regulation of the payments industry in the U.S. and abroad that is applicable to the Company’s customers could impact the Company as well. For example, the Board of Governors of the Federal Reserve System Federal Reserve Board has issued rules amending Regulation AA (Unfair or Deceptive Acts or Practices) and Regulation Z (Truth in Lending Act) that impose new restrictions on certain credit card practices and require increased consumer disclosure effective July 1, 2010. In addition, the Housing Assistance Tax Act of 2008 included an amendment to the Internal Revenue Code that requires information returns to be made for each calendar year by merchant acquiring entities and third party settlement organizations with respect to payments made in settlement of payment card transactions and third party payment network transactions occurring in that calendar year. This requirement to make information returns applies to returns for calendar years beginning after December 31, 2010. These new regulations may require the Company to incur additional costs to modify its systems so that the Company may provide compliant services but may also provide opportunities for the Company to offer additional revenue producing services to its customers.

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

The global electronic payments industry depends heavily upon the overall level of consumer, business and government spending. A sustained deterioration in the general economic conditions, particularly in the United States or Europe, or increases in interest rates in key countries in which the Company operates may adversely affect the Company’s financial performance by reducing the number or average purchase amount of transactions involving payment cards. A reduction in the amount of consumer spending could result in a decrease of the Company’s revenue and profits.

Specifically, general economic conditions in the U.S. and other areas of the world weakened in the second half of 2008 and with a dramatic acceleration in the fourth quarter. Many of FDC’s businesses rely in part on the number and size of consumer transactions which have been challenged by a declining U.S. and world economy and difficult credit markets. While the Company is partially insulated from specific industry trends through its diverse market presence, broad slowdowns in consumer spending had a material impact on 2008 revenues and profits and is expected to have an impact on revenues and profits in 2009 as well. Retail sales are expected to remain relatively flat or decrease during 2009 compared to 2008. Even with flat retail sales compared to 2008, the Company’s revenues could decrease as sales may continue to shift to large discount merchants from which the Company earns less per transaction. A further weakening in the economy could also force some retailers to close resulting in exposure to potential credit losses and further transaction declines and the Company earning less on transactions due also to a potential shift to large discount merchants. Additionally, credit card issuers have been reducing credit limits and are more selective with regard to whom they issue credit cards. A continuation or acceleration of the economic slowdown could adversely impact future revenues and profits of the Company and result in a downgrade of its debt ratings which may lead to termination or modification of certain contracts and make it more difficult for the Company to obtain new business.

Material breaches in security of the Company’s systems may have a significant effect on the Company’s business.

The uninterrupted operation of the Company’s information systems and the confidentiality of the customer/consumer information that resides on such systems are critical to the successful operations of the Company’s business. The Company has security, backup and recovery systems in place, as well as a business continuity plan to ensure the system will not be inoperable. The Company also has what it deems sufficient security around the system to prevent unauthorized access to the system. However, the Company’s visibility in the global payments industry may attract hackers to conduct attacks on the Company’s systems that could compromise the security of the Company’s data. An information breach in the system and loss of confidential information such as credit card numbers and related information could have a longer and more significant impact on the business operations than a hardware failure. The loss of confidential information could result in losing the customers’ confidence and thus the loss of their business, as well as imposition of fines and damages.

The Company’s substantial leverage could adversely affect its ability to raise additional capital to fund its operations, limit the Company’s ability to react to changes in the economy or its industry, expose the Company to interest rate risk to the extent of its variable rate debt and prevent the Company from meeting its debt obligations.

The Company is highly leveraged. The Company’s high degree of leverage could have important consequences, including:

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

•

exposing the Company to the risk of increased interest rates because certain of its borrowings, including and most significantly borrowings under the Company’s senior secured credit facilities, will be at variable rates of interest;

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

•

limiting the Company’s ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes; and

•

limiting the Company’s flexibility in planning for, or reacting to, changes in the Company’s business or market conditions and placing the Company at a competitive disadvantage compared to its competitors who are less highly leveraged and who, therefore, may be able to take advantage of opportunities that the Company’s leverage prevents it from exploiting.

Despite the Company’s high indebtedness level, the Company and its subsidiaries still may be able to incur significant additional amounts of debt, which could further exacerbate the risks associated with the Company’s substantial indebtedness.

The Company and its subsidiaries may be able to incur substantial additional indebtedness in the future. Although the indentures governing the Company’s senior notes, the Company’s senior subordinated notes, and the senior PIK notes of First Data Holdings Inc.; the agreement governing the Company’s senior unsecured debt; and the Company’s senior secured credit facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. If new debt is added to the Company’s and its subsidiaries’ existing debt levels, the related risks that the Company will face would increase.

The Company’s debt agreements contain restrictions that will limit the Company’s flexibility in operating its business.

The indentures governing the Company’s senior notes, the Company’s senior subordinated notes, and the senior PIK notes of First Data Holdings Inc.; the agreement governing the Company’s senior unsecured debt; and the Company’s senior secured credit facilities contain various covenants that limit the Company’s ability to engage in specified types of transactions. These covenants limit the Company’s and it’s restricted subsidiaries’ ability to, among other things:

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

The Company depends, in part, on its merchant relationships and alliances to grow the Company’s Merchant Services business. If the Company is unable to maintain these relationships and alliances, the Company’s business may be adversely affected.

Growth in the Company’s Merchant Services business is derived primarily from acquiring new merchant relationships, new and enhanced product and service offerings, cross selling products and services into existing relationships, the shift of consumer spending to increased usage of electronic forms of payment and the strength of the Company’s alliance partnerships with banks and financial institutions and other third parties. A substantial portion of the Company’s business is conducted through “alliances” with banks and other institutions. The Company’s alliance structures take on different forms, including consolidated subsidiaries, equity method investments and revenue sharing arrangements. Under the alliance program, the Company and a bank or other institution form a joint venture, either contractually or through a separate legal entity. Merchant contracts may be contributed to the venture by the Company and/or the bank or institution. The banks and other institutions generally provide card association sponsorship, clearing and settlement services. These institutions typically act as a merchant referral source when the institution has an existing banking or other relationship. The Company provides transaction processing and related functions. Both alliance partners may provide management, sales, marketing, and other administrative services. The alliance structure allows the Company to be the processor for multiple financial institutions, any one of which may be selected by the merchant as their bank partner. The Company relies on the continuing growth of its merchant relationships, alliances and other distribution channels. There can be no guarantee that this growth will continue. The loss of merchant relationships or alliance and financial institution partners could negatively impact the Company’s business and result in a reduction of the Company’s revenue and profit.

The Company relies on various financial institutions to provide clearing services in connection with its settlement activities. If the Company is unable to maintain clearing services with these financial institutions and is unable to find a replacement, the Company’s business may be adversely affected.

The Company relies on various financial institutions to provide clearing services in connection with the settlement activities of the Company. If such financial institutions should stop providing clearing services the Company must find other financial institutions to provide those services. If the Company is unable to find a replacement financial institution the Company may no longer be able to provide processing services to certain customers which could negatively impact the revenue and earnings of the Company.

Future consolidation of client financial institutions or other client groups may adversely affect the Company’s financial condition.

The Company has experienced the negative impact of the bank industry consolidation in recent years. Bank industry consolidation impacts existing and potential clients in the Company’s service areas, primarily in Financial Services and Merchant Services. The Company’s alliance strategy could be negatively impacted as a result of consolidations, especially where the banks involved are committed to their internal merchant processing businesses that compete with the Company. Bank consolidation has led to an increasingly concentrated client base in the industry, resulting in a changing client mix for Financial Services as well as increased price compression. Further consolidation in the bank industry or other client base could have a negative impact on the Company.

The Company is subject to the credit risk that its merchants and agents will be unable to satisfy obligations for which the Company may also be liable.

The Company is subject to the credit risk of its merchants and agents being unable to satisfy obligations for which the Company also may be liable. For example, the Company and its merchant acquiring alliances are contingently liable for transactions originally acquired by the Company that are disputed by the card holder and charged back to the merchants. If the Company or the alliance are unable to collect this amount from the merchant, due to the merchant’s insolvency or other reasons, the Company or the alliance will bear the loss for the amount of the refund paid to the cardholder. Also, the Company’s subsidiary Integrated Payments Systems, Inc. potentially may be liable if holders of official checks that it issues are sold by an agent bank which then becomes insolvent, to the extent that such liabilities are not federally insured or otherwise recovered through the receivership process. The Company has an active program to manage its credit risk and often mitigates its risk by obtaining collateral. Notwithstanding the Company’s program for managing its credit risk, it is possible that a default on such obligations by one or more of the Company’s merchants or agents could have a material adverse effect on the Company’s business.

The Company’s cost saving plans are based on assumptions that may prove to be inaccurate which may negatively impact the Company’s operating results.

The Company is in the process of consolidating its data centers and command centers in the United States and internationally. In addition, the Company is implementing other cost improvement and cost containment programs across all of the Company’s business segments. While the Company expects its cost saving initiatives to result in significant cost savings throughout the Company’s organization, its estimated savings are based on several assumptions that may prove to be inaccurate, and as a result the Company cannot assure that it will realize these cost savings. The failure to achieve the Company’s estimated cost savings would negatively affect its financial condition and results of operations.

The ability to adopt technology to changing industry and customer needs or trends may affect the Company’s competitiveness or demand for the Company’s products, which may adversely affect the Company’s operating results.

Changes in technology may limit the competitiveness of and demand for the Company’s services. The Company’s businesses operate in industries that are subject to technological advancements, developing industry standards and changing customer needs and preferences. Also, the Company’s customers continue to adopt new technology for business and personal uses. The Company must anticipate and respond to these industry and customer changes in order to remain competitive within the Company’s relative markets. For example, the ability to adopt technological advancements surrounding point-of-sale (“POS”) technology available to merchants could have an impact on the Company’s International and Merchant Services business. The Company’s inability to respond to new competitors and technological advancements could impact all of the Company’s businesses.

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

Certain of the Company’s borrowings, including borrowings under the Company’s senior secured credit facilities to the extent the interest rate is not fixed by an interest rate swap, are at variable rates of interest. An increase in interest rates would have a negative impact on the Company’s results of operations by causing an increase in interest expense.

Unfavorable resolution of tax contingencies could adversely affect the Company’s tax expense.

The Company’s tax returns and positions are subject to review and audit by federal, state, local and international taxing authorities. An unfavorable outcome to a tax audit could result in higher tax expense, thereby negatively impacting the Company’s results of operations. The Company has established contingency reserves for material, known tax exposures relating to deductions, transactions and other matters involving some uncertainty as to the proper tax treatment of the item. These reserves reflect what the Company believes to be reasonable assumptions as to the likely final resolution of each issue if raised by a taxing authority. While the Company believes that the reserves are adequate to cover reasonably expected tax risks, there is no assurance that, in all instances, an issue raised by a tax authority will be finally resolved at a financial cost not in excess of any related reserve. An unfavorable resolution, therefore, could negatively impact the Company’s effective tax rate, financial position, results of operations and cash flows in the current and/or future periods. The Company’s exposure to tax audits includes matters involving its former Western Union unit, which was spun off in September 2006. Under the Tax Allocation Agreement executed at the time of the spin-off, Western Union is responsible for all taxes, interest and penalties related to it and must indemnify the Company against such amounts. The Company, however, generally has ultimate liability to the relevant tax authorities for such amounts in the event Western Union were to default in its indemnification obligation.

Failure to protect the Company’s intellectual property rights and defend itself from potential patent infringement claims may diminish the Company’s competitive advantages or restrict it from delivering the Company’s services.

The Company’s trademarks, patents and other intellectual property are important to its future success. The FIRST DATA trademark and trade name and the STAR trademark and trade name are intellectual property rights which are individually material to the Company. These trademarks and trade names are widely recognized and associated with quality and reliable service. Loss of the proprietary use of the FIRST DATA or STAR trademarks and trade names or a diminution in the perceived quality associated with them could harm the growth of the Company’s businesses. The Company also relies on proprietary technology. It is possible that others will independently develop the same or similar technology. Assurance of protecting its trade secrets, know-how or other proprietary information cannot be guaranteed. The Company’s patents could be challenged, invalidated or circumvented by others and may not be of sufficient scope or strength to provide the Company with any meaningful protection or advantage. If the Company was unable to maintain the proprietary nature of its technologies, the Company could lose competitive advantages and be materially adversely affected. The laws of certain foreign countries in which the Company does business or contemplates doing business in the future do not recognize intellectual property rights or protect them to the same extent as do the laws of the United States. Adverse determinations in judicial or administrative proceedings could prevent the Company from selling the Company’s services or prevent the Company from preventing others from selling competing services, and thereby may have a material adverse affect on the business and results of operations. Additionally, claims have been made, are currently pending, and other claims may be made in the future, with regards to the Company’s technology infringing on a patent or other intellectual property rights. Unfavorable resolution of these claims could either result in the Company being restricted from delivering the related service or result in a settlement that could be material to the Company.

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

All of the Company’s businesses function at the intersection of rapidly changing technological, social, economic and regulatory developments that requires a wide ranging set of expertise and intellectual capital. For the Company to successfully compete and grow, it must retain, recruit and develop the necessary personnel who can provide the needed expertise across the entire spectrum of its intellectual capital needs. In addition, the Company must develop its personnel to provide succession plans capable of maintaining continuity in the midst of the inevitable unpredictability of human capital. However, the market for qualified personnel is competitive and the Company may not succeed in recruiting additional personnel or may fail to effectively replace current personnel who depart with qualified or effective successors. The Company’s effort to retain and develop personnel may also result in significant additional expenses, which could adversely affect the Company’s profitability. The Company also manages its business with a number of key personnel that do not have employment agreements with the Company. In connection with the appointment of a new Chief Executive Officer concurrent with the closing of the merger, changes have been and may continue to be made to the Company’s senior management. The Company cannot assure that key personnel, including executive officers, will continue to be employed or that it will be able to attract and retain qualified personnel in the future. Failure to retain or attract key personnel could have a material adverse effect on the Company.

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

The Company depends heavily on the reliability of its processing systems in the Company’s core businesses. A system outage or data loss could have a material adverse effect on the Company’s business, financial condition and results of operations. Not only would the Company suffer damage to its reputation in the event of a system outage or data loss, but the Company may also be liable to third parties. Many of the Company’s contractual agreements with financial institutions require the payment of penalties if the Company’s systems do not meet certain operating standards. To successfully operate the Company’s business, the Company must be able to protect its processing and other systems from interruption, including from events that may be beyond the Company’s control. Events that could cause system interruptions include, but are not limited to, fire, natural disaster, unauthorized entry, power loss, telecommunciations failure, computer viruses, terrorist acts and war. Although the Company has taken steps to protect against data loss and system failures, there is still risk that it may lose critical data or experience system failures. The Company performs the vast majority of disaster recovery operations itself, though it utilizes select third parties for some aspects of recovery, particularly internationally. To the extent the Company outsources its disaster recovery, it is at risk of the vendor’s unresponsiveness in the event of breakdowns in the Company’s systems. Furthermore, the Company’s property and business interruption insurance may not be adequate to compensate it for all losses or failures that may occur.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES

As of December 31, 2008, the Company and its subsidiaries owned or leased approximately 102 domestic properties and approximately 67 international properties. These facilities are used for operational, sales and administrative purposes, and are all currently being utilized.

	Leased Facilities		Owned Facilities
	No.	Sq. Ft.	No.	Sq. Ft.
Facilities in the United States
Merchant Services	38	939,060	3	377,280
Financial Services	33	1,066,495	15	2,006,873
Prepaid Services	4	48,118	—	—
Integrated Payment Systems	1	30,022	—	—
All Other and Corporate	6	650,173	2	125,369

International Facilities
Financial Services	1	2,250	—	—
International	56	1,005,961	10	557,454

Integrated Payment Systems has principal operations in Englewood, Colorado. Merchant Services’ principal operations are conducted in Melville, New York; Hagerstown, Maryland; Coral Springs, Florida; Kennesaw and Marietta, Georgia; and Moorpark and Roseville, California. The principal operations for Financial Services are located in Omaha, Nebraska; Wilmington, Delaware; Coral Springs and Maitland, Florida; Houston, Texas; Macon, Georgia; and Chesapeake, Virginia. The principal operations for International are located in Basildon, United Kingdom; Frankfurt, Germany; Athens (Kryoneri), Greece; Sydney, Australia; Vienna, Austria; and Buenos Aires, Argentina. The Company’s All Other and Corporate facilities include Atlanta, Georgia; and the Company’s corporate offices in Greenwood Village, Colorado.

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

ATM Fee Antitrust Litigation

On July 2, 2004, Pamela Brennan, Terry Crayton, and Darla Martinez filed a class action complaint on behalf of themselves and all others similarly situated in the United States District Court for the Northern District of California against the Company, its subsidiary Concord EFS, Inc., and various financial institutions (“Brennan”). Plaintiffs claim that the defendants violated antitrust laws by conspiring to artificially inflate foreign ATM fees that were ultimately charged to ATM cardholders. Plaintiffs seek a declaratory judgment, injunctive relief, compensatory damages, attorneys’ fees, costs and such other relief as the nature of the case may require or as may seem just and proper to the court. Five similar suits were filed and served in July, August and October 2004, two in the Central District of California (Los Angeles), two in the Southern District of New York, and one in the Western District of Washington (Seattle). All cases were transferred to the Northern District Court of California and the Court consolidated all of the ATM interchange cases pending against the defendants in Brennan (referred to collectively as the “ATM Fee Antitrust Litigation”).

On August 3, 2007, Concord filed a motion for summary judgment seeking to dismiss plaintiffs’ per se claims, arguing that there are procompetitive justifications for the ATM interchange. On March 24, 2008, the Court entered an order granting the defendants’ motions for partial summary judgment, finding that the claims raised in this case would need to be addressed under a “Rule of Reason” analysis. On February 2, 2009, the Plaintiffs filed a Second Amended Complaint. The Motion to Dismiss the Second Amended Complaint is due on April 6, 2009.

The Company believes the complaints are without merit and intends to vigorously defend them.

Data Treasury

In May 2002, DataTreasury Corporation (“DataTreasury”) commenced an action in the United States District Court for the Eastern District of Texas (the “Court”) against the Company and its wholly owned subsidiaries First Data Merchant Services Corporation, TeleCheck Services, Inc. d/b/a Telecheck International, Inc., and Microbilt Corporation (subsequently merged into TASQ Technology, Inc.), (collectively, the “First Data Defendants”), alleging infringement of United States Patent No. 5,910,988 (the “988 Patent”) and Patent No. 6,032,137 (the “137 Patent”). On September 12, 2005, DataTreasury filed a second complaint with the Court asserting that the Company’s wholly owned subsidiaries Remitco, LLC (“Remitco”) and Integrated Payment Systems Inc. also infringed the 988 Patent and the 137 Patent. The complaints sought a declaration that the 988 Patent and the 137 Patent were valid and enforceable, injunctive relief, unidentified damages, pre-judgment interest, treble damages, costs of suit and attorneys’ fees. The 988 Patent and the 137 Patent generally relate to remote data acquisition, encryption, centralized processing and storage.

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

On November 7, 2008, the parties entered into a settlement agreement pursuant to which all claims filed by the plaintiff were dismissed. Pursuant to the settlement agreement, the Company paid a settlement amount and received a license to the patents that were at issue in the actions.

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

In 2007, the Company paid a dividend of $0.03 per share in each of the first three calendar quarters of the year. In 2008, the Company paid two dividends that totaled $1.8 million. The senior secured revolving credit facility, senior secured term loan facility, senior unsecured cash-pay term loan facility, senior unsecured PIK term loan facility, and senior subordinated unsecured credit facility limit the Company’s ability to pay dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” and Note 14 to the accompanying financial statements included in Item 8 of this Form 10-K.

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

On September 24, 2007, the Company was acquired through a merger transaction (the “merger”) with an entity controlled by affiliates of Kohlberg Kravis Roberts & Co. The merger resulted in the equity of FDC becoming privately held. Details of the merger are more fully discussed in Note 2 to the Consolidated Financial Statements included in Item 8 of this Form 10-K. As a result of the merger, amounts below are presented for two periods: predecessor and successor, which primarily relate to the periods preceding the merger and the periods succeeding the merger, respectively.

The Company classified Western Union, Primary Payment Systems, IDLogix and Taxware as discontinued operations in 2006 and all periods below have been reclassified from historically reported results to reflect the impact. Amounts below include Concord since the merger on February 26, 2004 and all other acquisitions since the date acquired. All results are in millions, or as otherwise noted.

As discussed in Note 1 to the Consolidated Financial Statements included in Item 8 of this Form 10-K and in the first quarter 2008, the Company changed to a classified balance sheet presentation. Balance sheet data for 2007 and 2006 have been adjusted to conform to this presentation.

	Successor		Predecessor
	Year ended December 31, 2008	Period from September 25 through December 31, 2007	Period from January 1 through September 24, 2007	Year ended December 31,
				2006	2005	2004
Statement of operations data:
Revenues	$8,811.3	$2,278.5	$5,772.9	$7,076.4	$6,526.1	$6,633.4
Operating expenses (a)	8,032.6	2,123.7	5,209.2	5,990.9	5,461.0	5,111.5
Other operating expenses (b)(d)	3,255.6	(0.2)	23.3	5.0	142.6	120.3
Interest income	26.0	17.9	30.8	55.5	12.4	23.1
Interest expense	(1,964.9)	(584.7)	(103.6)	(248.0)	(190.9)	(116.4)
Other income (expense) (c)	(14.4)	(74.0)	4.9	22.6	145.8	150.1
(Loss) income from continuing operations (d)	(3,764.3)	(301.9)	464.4	847.7	807.5	1,151.3
(Loss) income from discontinued operations	—	—	(3.6)	665.7	909.9	757.0
Depreciation and amortization (e)	1,559.6	427.2	540.2	700.8	689.0	656.0

Balance sheet data (at year-end):
Total assets	$38,176.1	$52,509.3		$34,565.8	$34,248.5	$32,718.8
Total current assets (including current settlement assets)	11,393.5	20,641.6		11,229.3	*	*
Total current and long-term settlement assets	8,662.9	18,228.4		19,149.8	16,076.3	14,995.5
Assets held for sale and spin-off	—	—		—	3,812.6	3,170.9
Total liabilities	35,798.2	45,680.3		24,424.6	25,791.5	23,832.7
Total current liabilities (including current settlement obligations)	10,778.0	20,406.1		20,954.7	*	*
Settlement obligations	8,680.6	18,228.4		19,166.5	16,152.5	14,894.9
Long-term borrowings	22,075.2	21,953.5		2,294.3	3,961.1	3,701.2
Other long-term liabilities	2,945.0	3,320.7		1,175.6	*	*
Liabilities related to sale and spin-off	—	—		—	1,730.6	1,473.3
Total stockholders’ equity	2,377.9	6,829.0		10,141.2	8,457.0	8,886.1

	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005	Year ended December 31, 2004
Summary operating data:
At year-end—
Domestic active card accounts on file (in millions) (f)	127.6	128.3	116.8	91.9	99.7
International card accounts on file (in millions) (g)	81.2	73.8	48.3	30.9	31.5
For the year—
Domestic merchant transactions (in millions) (h)	26,856.9	25,359.0	22,626.0	19,882.2	*
Domestic debit issuer transactions (in millions) (i)	12,042.2	11,651.4	10,572.4	8,988.2	*
International transactions (in millions) (j)	6,438.2	5,476.0	4,591.6	2,816.0	1,885.6

(a)	Operating expenses include Cost of services; Cost of products sold; Selling, general and administrative; Reimbursable debit network fees, postage and other; and Depreciation and amortization.
(b)	Other operating expenses include Restructuring, net; Impairments; Litigation and regulatory settlements; and Other charges.
(c)	Other income (expense) includes Investment gains and (losses); Derivative financial instruments gains and (losses); Divestitures, net; Debt repayment gains and (losses); and Non-operating foreign currency gains and (losses).
(d)	Includes a goodwill impairment charge in 2008 of $3.2 billion.
(e)	Includes amortization of customer contracts which is recorded as a contra-revenue within “Transaction and processing service fees” and amortization related to equity method investments which is netted within “Equity earnings in affiliates” in the Consolidated Statements of Operations.
(f)	Domestic active card accounts on file include customer accounts that had a balance or any monetary posting or authorization activity during the last month of the quarter.
(g)	International card accounts on file include bankcard and retail accounts.
(h)	Domestic merchant transactions include acquired VISA and MasterCard credit and signature debit, PIN-debit, electronic benefits transactions, and processed-only or gateway customer transactions at the point of sale (“POS”). Domestic merchant transactions include 100% of the Chase Paymentech Solutions alliance transactions through the November 1, 2008 termination date. Subsequent to the termination of the alliance, domestic merchant transactions include transactions related to the Company’s 49% proportionate share of the joint venture’s assets rather than 100% of alliance activity.
(i)	Domestic debit issuer transactions include VISA and MasterCard signature debit, STAR ATM, STAR PIN-debit POS and ATM and PIN-debit POS gateway transactions.
(j)	International transactions include VISA, MasterCard and other card association merchant acquiring and switching, as well as debit issuer transactions for clients outside the U.S. Transactions including credit, signature debit and PIN-debit POS, POS gateway and ATM transactions.
*	Information not available

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

First Data Corporation (“FDC” or “the Company”), with headquarters in Greenwood Village, Colorado, operates electronic commerce businesses providing services that include merchant transaction processing and acquiring services; credit, retail and debit card issuing and processing services; prepaid card services; official check issuance; and check verification, settlement and guarantee.

To achieve its financial objectives, the Company focuses on internal revenue growth. Internal growth is achieved through the development of new technologies and payment methods, focused sales force efforts and entering into new and strengthening existing alliance partner relationships. Internal growth also is driven through increased demand through growth of clients and partners. The Company has long-standing relationships and long-term contracts with these clients and partners. The length of the contracts varies across the Company’s business units, but the majority are for multiple years.

Presentation

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is presented for the successor year ended December 31, 2008 as well as the successor period from September 25, 2007 through December 31, 2007 and the predecessor period from January 1, 2007 through September 24, 2007. The full year 2007 is also presented on a pro forma basis along with the historical year ended December 31, 2006. Predecessor and successor periods primarily relate to the periods preceding the merger (see “Merger” in “2007 Overview” below) and the periods succeeding the merger, respectively. The Company believes that the discussion on a pro forma basis is a useful supplement to the historical results as it allows the 2007 results of operations to be analyzed on a more comparable basis to 2008 and 2006 full year results. See the 2007 unaudited pro forma condensed consolidated statement of operations below which reflect the consolidated results of operations as if the merger had occurred on January 1, 2007. Note that there were no adjustments in the calculation of pro forma revenue and the most significant pro forma adjustments in the calculation of pro forma expense pertained to depreciation and amortization of the re-valued fixed assets and intangible assets and to interest expense on the debt issued in connection with the merger.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Financial Summary

This financial summary presents comparative information for the year ended December 31, 2008 versus the year ended December 31, 2007 on a pro forma basis as well as the December 31, 2007 pro forma period compared to the historical year ended December 31, 2006. The 2007 discussion of results for the predecessor and successor periods are presented later in this MD&A.

	Historical	Pro Forma	Historical
	Successor		Successor	Predecessor		Percent Change
(in millions)	Year ended December 31, 2008	Year ended December 31, 2007	Period from September 25 through December 31, 2007	Period from January 1 through September 24, 2007	Year ended December 31, 2006	Historical 2008 vs. Pro Forma 2007	Pro Forma 2007 vs. Historical 2006
Total consolidated revenues	$8,811.3	$8,051.4	$2,278.5	$5,772.9	$7,076.4	9%	14%
Total consolidated operating (loss) profit (a)	$(2,476.9)	$550.0	$155.0	$540.4	$1,080.5	NM	(49)%
Merchant Services segment revenue	$4,127.8	$3,742.5	$1,037.3	$2,705.2	$3,443.0	10%	9%
Financial Services segment revenue	$2,788.2	$2,855.2	$773.5	$2,081.7	$2,660.4	(2)%	7%
International segment revenue	$1,827.4	$1,616.8	$490.6	$1,126.2	$1,231.3	13%	31%

	Year ended December 31,
	2008	2007	2006
Key Indicators:
Domestic merchant transactions	26,856.9	25,359.0	22,626.0			6%	12%
Domestic debit issuer transactions	12,042.2	11,651.4	10,572.4			3%	10%
International transactions	6,438.2	5,476.0	4,591.6			18%	19%
Domestic active card accounts on file (end of period)	127.6	128.3	116.8			(1)%	10%
Domestic card accounts on file (end of period)	637.2	634.8	557.4			0%	14%
International card accounts on file (end of period)	81.2	73.8	48.3			10%	53%

(a)	The total consolidated operating loss for 2008 included a goodwill impairment charge recorded in the fourth quarter of $3.2 billion. See the “Goodwill Impairment” discussion below.

Chase Paymentech

On November 1, 2008, the Company and JPMorgan Chase terminated their merchant alliance joint venture, Chase Paymentech SolutionsTM (“CPS”), which was the Company’s largest merchant alliance. The Company received its proportionate 49% share of the assets of the joint venture, including domestic merchant contracts, an equity investment in Merchant Link, a full-service ISO and Agent Bank unit, and a portion of the employees. The new domestic owned and managed business is being operated as part of FDC’s Merchant Services segment. First Data will continue to provide transaction processing and related services for certain merchants of the joint venture that were allocated to JPMorgan Chase but are resident on First Data’s processing platforms. First Data has

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

historically accounted for its minority interest in the joint venture under the equity method of accounting. Beginning November 1, 2008, the portion of the alliance’s business received by the Company in the separation is reflected on a consolidated basis throughout the financial statements. CPS accounted for the vast majority of the “Equity earnings in affiliates” and the processing and other fees noted in footnote (b) on the face of the Consolidated Statements of Operations. The receipt of the Company’s proportionate share of CPS was accounted for as a purchase business combination. The assets and liabilities received were recorded at their fair values. Purchase accounting and the allocation of the purchase price is preliminary. As a result of the alliance termination and subsequent business combination, the Company assessed its deferred tax liabilities established at the time of the merger and reversed $836 million of those liabilities through purchase accounting for the Company’s proportionate share of CPS. The separation resulted in the loss of JPMorgan Chase branch referrals and access to the JPMorgan Chase brand. The separation of the joint venture also poses the following potential risks: loss of certain processing volume over time, disruption of the business due to the need to transition to a new financial institution for sponsorship and clearing services for the merchants allocated to FDC, and post-separation competition by JPMorgan, any of which could have a material adverse effect on the Company’s operations and results.

Wells Fargo Merchant Services

On December 31, 2008, the Company and Wells Fargo & Company (“WFB”) extended their merchant alliance joint venture, Wells Fargo Merchant Services, LLC (“WFMS”) for five years through December 31, 2014. In connection with the agreement to extend WFMS, FDC sold 12.5% of the membership interests to WFB for cash consideration. This resulted in FDC and WFB owning 40% and 60% of WFMS, respectively, as of December 31, 2008. WFB and FDC also extended their existing non-alliance sponsorship agreement to provide for non-alliance merchant sponsorship. As a result of the transaction, FDC deconsolidated the WFMS balance sheet as of December 31, 2008 and is reflecting its remaining ownership interest as an equity method investment. In 2009, the Company’s share of WFMS’s earnings will be reflected in the “Equity earnings in affiliates” line in the Consolidated Statements of Operations and therefore consolidated revenues and expenses will decrease. A $3.8 million loss was recorded related to this transaction.

Goodwill Impairment

In the fourth quarter of 2008, the Company recorded a $3.2 billion goodwill impairment charge. Every reporting unit had an impairment charge representing a percentage of goodwill ranging from a small charge for one reporting unit to all of the goodwill at two small reporting units. During the fourth quarter and in connection with the deterioration in general global economic conditions, the Company experienced a decrease in its operating results. These operating results caused the Company to reassess its near and long-term projections as part of its annual budgeting process. The Company followed a discounted cash flow approach in estimating the fair value of the reporting units and intangible assets consistent with the approach used to allocate the purchase price of the merger. The significant factors that drove most of the impairment were higher discount rates and revised projections of financial results as compared to those used to allocate the purchase price of the merger. The revised projections resulted from the current global economic situation that caused a decrease in near-term projections and a delay in the attainment of long-term projections. Discount rates were determined on a market participant basis and increased due to the increased risk in the current marketplace and more costly access to capital. The Company relied in part on a third party valuation firm in determining the appropriate discount rates. A relatively small change in these inputs would have a significant impact on the impairment recorded in the current period and could impact future impairment assessments. For instance, a 50 basis point increase in the discount rate would have increased the impairment charge by approximately $1.5 billion while a 50 basis point decrease in the discount rate would have decreased the impairment charge by approximately $1.2 billion. Similarly, a $50 million decrease to the forecasted 2009 operating profit of the Merchant Services segment, with no change to expected growth rates or other

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

assumptions, would have increased the segment’s impairment charge by approximately $0.9 billion while a $50 million increase would have entirely eliminated the segment’s impairment charge of $0.7 billion. Accordingly, continued economic deterioration beyond that anticipated and/or increases in the applicable discount rate could result in an additional impairment in future periods. A more detailed description of the impairment testing is presented in “Critical Accounting Policies” below.

Economic Conditions

General economic conditions in the U.S. and other areas of the world weakened in the second half of 2008 with a dramatic acceleration in the fourth quarter. Many of FDC’s businesses rely in part on the number and size of consumer transactions which have been challenged by a declining U.S. and world economy and difficult credit markets. After experiencing a rebound in the early part of 2008 from a slow 2007 holiday shopping period, domestic merchant transaction and volume growth subsequently slowed on a year to date basis and particularly in the fourth quarter due to a decline in retail sales as a result of a weakened economy and 2008 holiday shopping period. This reduction in spending is across a wide range of categories, with discounters showing less of an effect than smaller retailers and large specialty retailers. While the Company is partially insulated from specific industry trends through its diverse market presence, broad slowdowns in consumer spending had a material impact on fourth quarter 2008 revenues and profits and is expected to have an impact on revenues and profits in 2009 as well. Retail sales are expected to remain relatively flat or decrease during 2009 compared to 2008. Even with flat retail sales compared to 2008, the Company’s revenues could decrease as sales may continue to shift to large discount merchants from which the Company earns less per transaction. A further weakening in the economy could also force some smaller retailers to close resulting in exposure to potential credit losses and further transaction declines and the Company earning less on transactions due also to a potential shift to large discount merchants. Additionally, credit card issuers have been reducing credit limits and closing accounts and are more selective with regard to whom they issue credit cards. A continuation or acceleration of the economic slowdown could adversely impact future revenues and profits of the Company.

The Company’s source of liquidity is principally cash generated from operating activities supplemented as necessary on a very short-term basis by borrowings against its revolving credit facility. The economic downturn is expected to have at least a near term impact on the capital resources provided by operating activities. If the impact is more than expected, certain capital expenditures may be limited and, in an extreme situation, may require the use of the revolving credit facility to fund interest payments or capital expenditures; however, to prevent such measures, the Company has implemented cost saving initiatives that it expects will allow it to continue to fund such items from operating activities.

In addition to the weakening economic conditions, there is also volatility in the credit and capital markets which could adversely impact the Company’s results of operations due to the potential for additional investment losses and impairments.

An affiliate of Lehman Brothers Holdings Inc. provides a commitment in the amount of $230.6 million of the Company’s $2.0 billion senior secured revolving credit facility. After filing for bankruptcy in September 2008, the affiliate declined to participate in a request for funding under the Company’s senior secured revolving credit agreement and the Company has no assurances that they will participate in any future funding requests or that the Company could obtain replacement loan commitments from other banks. In the event the Company decides to draw upon the senior secured revolving credit facility and the affiliate of Lehman does not fund its obligation in accordance with the credit agreement, the Company believes its remaining capacity under its senior secured revolving credit facility is sufficient to meet its short-term and long-term liquidity needs. There are multiple institutions that have commitments under this facility with none representing more than approximately

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

15% of the remaining capacity. The Company is monitoring the financial stability of other financial institutions that have made commitments under the revolving credit facility and its derivative counterparties. Certain of these financial institutions are receiving support from the federal government in light of current financial conditions. Although these financial institutions remain highly-rated (in the A category or higher), their ability to satisfy their commitments may be dependent on receiving continued support from the federal government.

As of December 31, 2008, the Company held $492.2 million ($553.1 million par value) of student loan auction rate securities (“SLARS”) which are long-term debt instruments, issued by student loan trusts, with variable interest rates that historically reset through a periodic Dutch auction process but do not include a put-back option. Beginning in mid-February 2008 and due largely to uncertainty in the global credit and capital markets, investment banks and broker dealers became less willing to support SLARS and other auction rate securities auctions. As a result, multiple auctions failed, including the auctions for the SLARS still held by the Company. A failed auction does not represent a default by the issuer of the underlying security. As of December 31, 2008, the majority of the SLARS held by the Company were rated “AAA” or the equivalent and all had collateral substantially guaranteed by the U.S. government and continued to pay interest in accordance with the terms of their respective security agreements. Due to the lack of observable market activity for the SLARS held by the Company as of December 31, 2008, the Company with the assistance of a third party valuation firm, upon which the Company in part relied, made certain assumptions, primarily relating to estimating both the weighted average life for the securities held by the Company and the impact of the current lack of liquidity on the fair value. At December 31, 2008, the securities were valued based on a probability weighted discounted cash flow analysis. Each of the securities’ key terms including date of issuance, date of maturity, auction intervals, scheduled auction dates, maximum auction rate, as well as underlying collateral, ratings and guarantees or insurance were considered. The Company recorded an other than temporary impairment loss of $48.0 million in the “Investment income, net” line of the Consolidated Statements of Operations and an unrealized loss of $13.3 million in “Other comprehensive income.” As of December 31, 2008, the Company believes the fair value of the SLARS is materially accurate.

The Company held money market funds issued by the Reserve Primary Fund, of which, $36 million, $6 million and $12 million were classified within the “Settlement Assets,” “Cash and Cash Equivalents” and “Other Current Assets” lines of the Consolidated Balance Sheet, respectively, as of December 31, 2008. The Company valued the securities based on a delayed settlement confirmation and concluded that the impairment was other than temporary. Unrealized losses of $6.0 million and $3.0 million were recognized in the “Investment income, net” and “Other income (expense)” lines of the Consolidated Statements of Operations, respectively.

The Company recognized, in the “Investment income, net” line of the Consolidated Statements of Operations, $6.3 million of unrealized losses associated with preferred shares in Federal Home Loan Mortgage Corporation (“Freddie Mac”) deemed to be other than temporarily impaired.

As a result of the current economic conditions in the U.S. and around the world, large banks are consolidating. The Company has long-term contracts with a number of these banks and uncertainty exists around the longevity of these contracts due to the consolidations. Although the contracts have termination fee provisions, uncertainty surrounding the circumstances of the consolidations could potentially lead to asset impairments. One such bank consolidation in 2008 resulted in the receivership of Washington Mutual Bank (“WAMU Bank”) and the subsequent acquisition of Washington Mutual Bank fsb and the operations of WAMU Bank (collectively “Washington Mutual”), one of the Company’s largest debit customers, by JPMorgan Chase. The Company received notice from JPMorgan Chase in the first quarter of 2009 that JPMorgan Chase intends to terminate services under certain Washington Mutual agreements with the Company prior to expiration of their existing terms. The Company anticipates that it will cease providing services under these Washington Mutual agreements

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

at various dates over the next 18 months. This termination contributed to the goodwill impairment recognized in the fourth quarter 2008 but did not result in impairment of other assets. The Company anticipates the receipt of certain contract termination fees associated with the termination.

Acquisitions

•

In January 2008, the Company entered into a joint venture with Allied Irish Banks p.l.c. (“AIB”), of which the Company owns 50.1%. The joint venture provides card acquiring services in the Republic of Ireland, the United Kingdom and elsewhere in Europe. The joint venture with AIB is consolidated and reported in the International segment.

•	In July 2008, the Company purchased the remaining 31.8% interest in its Money Network Financial, LLC subsidiary which is reported in the Prepaid Services segment.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934. As allowed by the SEC, the Company’s policy is to not include in management’s assessment of internal controls the internal controls of acquired companies in the year of acquisition if the Company deems that an assessment could not be adequately accomplished in the normal course of business. All acquisitions that closed in 2008 were not within the scope of management’s report on internal controls over financial reporting. The Company does not deem these acquisitions significant, individually or in aggregate, to the Consolidated Financial Statements.

2007 Overview

Merger

On September 24, 2007, the Company merged with an affiliate of Kohlberg Kravis Roberts & Co (“KKR”) (the “merger”). The merger resulted in the Company’s equity becoming privately held. The Company applied purchase accounting to the opening balance sheet and results of operations effective immediately subsequent to the merger date. The value assigned to intangible assets and fixed assets as well as other purchase accounting adjustments were finalized in the third quarter 2008 other than certain adjustments related to income tax matters that were finalized in the fourth quarter 2008.

Segment Realignment

A new Chief Executive Officer, the Company’s chief operating decision maker, was appointed as a result of the merger. In connection with this change in leadership, changes were made to the Company’s senior management and organization of the business. Effective January 1, 2008, the Company’s new Chief Executive Officer began making strategic and operating decisions with regards to assessing performance and allocating resources based on a new segment structure. The five business segments were: Merchant Services, Financial Services, International, Prepaid Services and Integrated Payment Systems (“IPS”). A summary and description of each of these segments is discussed in the “Segment Discussion” below.

Official Check and Money Order Wind-down

In the first quarter of 2007, the Company announced its intent to wind-down the official check and money order business included within the IPS segment. The official check and money order businesses are conducted by a subsidiary of the Company, Integrated Payment Systems Inc., that is licensed to offer payment services that fall under state and federal regulations. This subsidiary has separate creditors and its assets, including the investment

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

portfolio associated with the official checks and money orders, are not intended to be available to creditors of First Data nor its other subsidiaries. The portfolio had been invested largely in long-term municipal bonds until repositioned to short-term tax exempt securities in 2007 in conjunction with the wind-down. In the first quarter of 2008, the Company further repositioned the investment portfolio associated with this business from short-term tax exempt securities to principally taxable investments. The majority of the clients of this business deconverted during 2008. The remaining clients are expected to deconvert mainly during 2009 though some will be after 2009, in accordance with their respective contract terms. In July 2008, IPS agreed with The Western Union Company (“Western Union”) that on October 1, 2009 IPS will assign and transfer to Western Union, among other things, certain assets and equipment used by IPS to issue retail money orders and an amount sufficient to satisfy all outstanding retail money orders. On the closing date, Western Union will assume IPS’s role as issuer of the retail money orders. Integrated Payment Systems Inc. will continue to use its licenses to offer payment services that fall under state and federal regulations and the business will continue to operate in a much reduced capacity after all of the client deconversions as outstanding official check and money order clearance activity related to financial institution clients winds down.

2006 Overview

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

Discontinued Operations

The historic results of operations of Western Union, Primary Payment Systems (“PPS”), IDLogix and Taxware, LP (“Taxware”) are presented as discontinued operations due to the spin-off or sale of these entities in 2006. All prior period amounts presented in the financial statements and MD&A were adjusted to reflect this discontinued operations presentation. In 2004, the Company divested its 64% ownership of NYCE, an electronic funds transfer network. The sale agreement of NYCE contemplated potential adjustments to the sales price which resulted in activity in discontinued operations in 2006.

Segment Discussion

Merchant Services Segment

The Merchant Services segment is comprised of businesses that provide merchant acquiring and processing and related services. Merchant acquiring operations are the largest component of the segment’s revenue, facilitating the merchants’ ability to accept credit and debit cards by authorizing, capturing, and settling merchants’ credit, debit, stored-value and loyalty card transactions. Many of the segment’s services are offered through joint ventures and other alliance arrangements.

Merchant Services continues to grow in credit, signature debit and PIN-debit processing through the strength of its merchant alliances, independent sales organizations (“ISO”) and referral partners, focused sales force efforts and the development of new POS technologies and payment methods. Financial results of the merchant alliance strategy appear both in the “Transaction and processing service fees revenue” and “Equity earnings in affiliates” line items of the Consolidated Statements of Operations.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Merchant Services segment revenues are driven most significantly by the number of transactions as well as dollar volumes of those transactions. Consumers continue to increase the use of credit, debit and stored-value cards in place of cash and paper checks. Internet payments continue to grow but account for a small portion of the segment’s transactions. While transactions over the internet may involve increased risk, these transactions typically generate higher profits for the Company. The Company continues to enhance its fraud detection and other systems to address such risks.

The Company experienced declines in transaction and volume growth during the second half of 2008 and the Company expects this trend to continue into 2009 with a weakened economy. Transactions and dollar volumes will decline primarily due to the termination of the Chase Paymentech Solutions alliance effective November 1, 2008. Prior to November 1, 2008, reported results included 100% of alliance transactions and dollar volumes. Post termination, FDC will only report transactions and dollar volumes related to its 49% proportionate share of the joint venture’s assets. The Company experienced shifts in transaction volumes from smaller, more profitable merchants to some nationwide discounters and wholesalers in the second half of 2008 due to the weakened economy. Trends in consumer spending between national, regional and boutique merchants impact revenue and operating margins as revenue per transaction and operating margins from national merchants are typically less than regional and boutique merchants. The segment has historically experienced three to five percent annual price compression on average, with price compression for the national merchants being higher. Expense reductions and enhanced product offerings help mitigate this impact.

Financial Services Segment

The Financial Services segment is comprised of businesses that provide credit, debit and retail card processing; debit network services; check verification, settlement and guarantee services; output services, such as statement and letter printing, embossing and mailing services; remittance processing services; and other payment options that support merchants and online retailers, businesses, and government agencies. This segment also provides other payment services such as remote deposit, clearing services and processing for payments which occur in such forms as checks, ACH, wire transfer and stored-value cards. The segment’s largest components of revenue consist of fees for account management, transaction authorization and posting, network switching, debit network acquiring and processing, and check verification, settlement and guarantee services as well as reimbursable postage.

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

The Company continues to see a shift to the use of debit cards from credit cards, checks and cash, with the decrease in use of checks negatively affecting the Company’s check verification, settlement and guarantee business. Domestic debit issuer transactions have been the fastest growing type of transaction.

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

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

As a result of the current economic conditions in the U.S., credit card issuers have been reducing credit limits and closing accounts and are more selective with regard to whom they issue credit cards. Such practices have adversely impacted credit and retail card processing revenues in 2008. Debit processing transaction growth rates have also been negatively impacted by the weakened economy as consumer spending and retail sales have declined. As the weakened economy and credit crisis persist, these trends are expected to continue into 2009.

International Segment

The International segment businesses provide card issuing processing, merchant acquiring and processing; ATM and POS processing, driving, acquiring and switching services; software licensing; host processing services; and debit switching services. The primary service offerings of the International segment are substantially the same as those provided in the Merchant Services and Financial Services segments. In 2008, the Company’s acquisitions included a 50.1% ownership of a joint venture with AIB in Ireland.

As a result of deteriorating global economic conditions, the Company anticipates the International segment’s revenue and operating profit to be impacted in 2009 by transaction growth pressures, decrease in new business, increased levels of merchant attrition and potential reduced average transaction values.

Prepaid Services

The Prepaid Services segment manages prepaid stored-value card issuance and processing services (i.e. gift cards) for retailers and others. The stored-value/gift card programs offer transaction processing services, card issuance and customer service for over 200 national brands and several thousand small and mid-tier merchants. The Company also provides payment processing, settlement and specialized reporting services for transportation companies and owns and operates ATMs at truck stops. Segment revenues are driven most significantly by the number of transactions. In 2008, the Company purchased the remaining 31.8% interest in the Company’s Money Network Financial, LLC subsidiary.

Prepaid Services was not significantly impacted by the economy until the fourth quarter of 2008 when the growth rate experienced through the first nine months of the year declined significantly. Products within the Prepaid Services segment that are not consumer focused (i.e. payroll cards) are expected to continue growing in 2009 while the Company expects volume for retail gift cards and the transportation product to be flat or down.

Integrated Payments Systems

The IPS segment’s principle business includes the issuance of official checks which are sold by agents that are financial institutions and the issuance of money orders which are sold by agents that are financial institutions and retail businesses. Revenue is principally earned on invested funds which are pending settlement. This segment is in the process of winding down its official check and money order businesses. For further details refer to the “Official Check and Money Order Wind-Down” in the “2007 Overview” section above.

All Other and Corporate

All Other and Corporate is comprised of the Company’s business units not included in the segments noted above as well as the Company’s Corporate results. There were no significant developments within All Other and Corporate during 2008.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Segment Realignment

Effective January 1, 2009, the Company’s Chief Executive Officer began making strategic and operating decisions with regards to assessing performance and allocating resources based on a new segment structure. FDC now operates in four business segments: Retail and Alliance Services, Financial Services, International and IPS. The segment presentation and discussion in this annual report on Form 10-K is presented based on the segment structure in place in 2008. The most significant changes are check verification, settlement and guarantee services into the Retail and Alliance Services segment as well as the Prepaid Services segment moving into the Retail and Alliance Services segment. A summary of the new segments follows:

•

The Retail and Alliance Services segment is comprised of businesses that provide services which facilitate the merchants’ ability to accept credit, debit, stored-value and loyalty cards and checks. The segment’s merchant processing and acquiring services include authorization, transaction capture, settlement, chargeback handling and internet-based transaction processing. Retail and Alliance Services also provides point-of-sale (“POS”) solutions and other equipment necessary to capture merchant transactions. A majority of these services pertain to transactions in which consumer payments to merchants are made through a card association (such as Visa or MasterCard), a debit network, or another payment network (such as Discover). In addition, Retail and Alliance Services provides check verification, settlement and guarantee services and a wide range of open and closed loop stored-value products and processing services. The closed loop operations provide gift card processing services to large national merchants as well as fleet services to trucking companies. The open loop operation is driven primarily by employers’ adoption of the Money Network payroll product and general purpose reloadable card programs.

•

The Financial Services segment provides issuer card and network solutions and payment management solutions for recurring bill payments. Financial Services also offers services to improve customer communications, billing, online banking and consumer bill payment. Issuer card and network solutions includes credit, debit and retail card processing, debit network services (including the STAR Network and ATM processing), and output services for financial institutions and other organizations offering credit cards, debit cards and retail private label cards to consumers and businesses to manage customer accounts. The segment’s largest components of revenue consist of fees for account management, transaction authorization and posting, and network switching as well as reimbursable postage.

•

The International segment is comprised of businesses that provide the following services outside of the U.S.: credit, retail, debit and prepaid card processing; merchant acquiring and processing; ATM and POS processing, driving, acquiring and switching services; and card processing software. The largest components of the segment’s revenue are fees for facilitating the merchants’ ability to accept credit, retail and debit cards by authorizing, capturing, and settling merchants’ credit, retail, debit, stored-value and loyalty card transactions as well as for transaction authorization and posting, network switching and account management.

•

The IPS segment’s operations include the issuance of official checks which are sold by agents that are financial institutions and the issuance of money orders which are sold by agents that are financial institutions and retail businesses. Official checks serve as an alternative to a bank’s own items such as cashiers or bank checks. Money orders serve as a disbursement option for a consumer or business. Revenue is principally earned on invested funds which are pending settlement. The official check and money order businesses are conducted by a subsidiary of the Company, Integrated Payment Systems Inc., that is licensed to offer payment services that fall under state and federal regulations. This segment is in the process of winding down its official check and money order businesses.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Industry

Bank industry consolidation impacts existing and potential clients in FDC’s service areas. The Company’s alliance strategy could be impacted negatively as a result of such consolidations, especially where the banks involved are committed to merchant processing businesses that compete with the Company. Conversely, if an existing alliance bank partner acquires a new merchant business, this could result in such business being contributed to the alliance. Bank consolidation has led to an increasingly concentrated client base in the industry, resulting in a changing client mix for Financial Services as well as increased price compression. Bank consolidations are expected to impact the Company, specifically the Financial Services and Merchant Services segments, during 2009.

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

International Expansion: Many of the trends that have historically driven growth in FDC’s industry in the U.S. are contributing to growth in international markets as well. International growth has been driven by the increased use of electronic payment instruments, an increased propensity of institutions to outsource payment processing, and regulatory initiatives that favor outsourced payment solutions. Electronic payment penetration is considerably lower outside of the U.S. as most transactions are still done in cash. In addition, many international financial institutions currently in-source their card processing functions. The Company believes there is a trend towards more outsourcing of such non-core services to third-party processors. Further, regulatory initiatives in international markets are creating additional growth opportunities for the electronics payments industry.

Industry Innovation: The electronic payments industry has experienced rapid technological innovation. New payment technologies such as mobile commerce, contactless payments, payroll cards, biometric authentication and innovative POS devices facilitate the increasing adoption of electronic payments. The continually increasing demand for new and more flexible payment options creates a significant opportunity for growth in the electronic payment processing industry.

Components of Revenue and Expenses

The following briefly describes the components of operating revenues and expenses as presented in the Consolidated Statements of Operations. Descriptions of the revenue recognition policies are included in Note 1 of the Company’s Consolidated Financial Statements in Item 8 of this Form 10-K.

Transaction and processing service fees—Transaction and processing service fee revenue is comprised of fees related to merchant acquiring; check processing; credit, retail and debit card processing; output and remittance processing; the issuance of official checks and money orders by agents; and payment management services. Revenues are based on a per transaction fee, a percentage of dollar volume processed, accounts on file or some combination thereof. These revenues represent approximately 66% of FDC’s 2008 revenue and are most reflective of the Company’s core business performance. Merchant related services revenue is comprised

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

primarily of fees charged to merchants and processing fees charged to alliances accounted for under the equity method. Merchant discount revenue from credit card and signature debit card transactions acquired from merchants is recorded net of interchange and assessments charged by the credit card associations. Check services revenues include check verification, settlement and guarantee fees which are charged on a per transaction basis or as a percentage of the face value of the check. Card services revenue related to credit and retail card processing is comprised primarily of fees charged to the client based on cardholder accounts on file, both active and inactive. Card services revenue for output services consists of fees for printing statements and letters and embossing plastics. Debit network processing service fees included in Card services revenues are typically based on transaction volumes processed. Other services revenue includes all other types of transactional revenue not specifically related to the classifications noted above.

Investment income, net—Revenue is derived primarily from interest generated by invested settlement assets within the IPS, Merchant Services, Financial Services and International segments and realized net gains and losses from such assets. This revenue is recorded net of official check agents’ commissions.

Product sales and other—Sales and leasing of POS devices in the Merchant Services and International segments are the primary drivers of this revenue component, providing a recurring revenue stream. This component also includes incentive payments, contract termination fees, royalty income and gain/loss from the sale of merchant portfolios, all of which occur less frequently but are considered a part of ongoing operations. Also included within this line item is revenue recognized from custom programming and system consulting services as well as software licensing and maintenance revenue generated primarily from the VisionPLUS software in the International segment and software licensing and maintenance revenue in the Financial Services segment and in All Other and Corporate.

Reimbursable debit network fees, postage and other—Debit network fees from PIN-debit card transactions acquired from merchants are recorded gross with the associated network fee recorded in the corresponding expense caption, principally within the Merchant Services segment. In addition, the reimbursable component and the offsetting expense caption include postage, telecommunications and similar costs that are passed through to customers principally within the Financial Services segment.

Cost of services—This caption includes the costs directly associated with providing services to customers and includes the following: telecommunications costs, personnel and infrastructure costs to develop and maintain applications, operate computer networks and provide associated customer support, losses on check guarantee services and merchant chargebacks, and other operating expenses.

Cost of products sold—These costs include those directly associated with product and software sales such as cost of POS devices, merchant terminal leasing costs and software licensing and maintenance costs.

Selling, general and administrative—This caption primarily consists of salaries, wages and related expenses paid to sales personnel, administrative employees and management as well as advertising and promotional costs and other selling expenses.

Depreciation and amortization—This caption consists of the Company’s depreciation and amortization expense. Excluded from this caption is the amortization of initial payments for contracts which is recorded as a contra-revenue within the “Transaction and processing services fees” line as well as amortization related to equity method investments which is netted within the “Equity earnings in affiliates” line.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations

The following discussion for both consolidated results and segment results for the year ended December 31, 2008 includes comparisons to the successor period from September 25, 2007 to December 31, 2007 and to the predecessor period from January 1, 2007 to September 24, 2007. On a supplemental basis, 2008 is compared to pro forma results for the year ended December 31, 2007 which reflects consolidated results of operations as if the merger had occurred on January 1, 2007. The consolidated results and segment results for the successor period from September 25, 2007 to December 31, 2007 and the predecessor period from January 1, 2007 to September 24, 2007 compared to the year ended December 31, 2006 are also presented. On a supplemental basis, the pro forma results for the year ended December 31, 2007 period are compared to the year ended December 31, 2006. Consolidated results should be read in conjunction with segment results, which provide more detailed discussions concerning certain components of the Consolidated Statements of Operations. All significant intercompany accounts and transactions have been eliminated.

Consolidated Results

	Historical	Pro Forma	Historical
	Successor		Successor	Predecessor		Percent Change
(in millions)	Year ended December 31, 2008	Year ended December 31, 2007	Period from September 25 through December 31, 2007	Period from January 1 through September 24, 2007	Year ended December 31, 2006	Historical 2008 vs. Pro Forma 2007	Pro Forma 2007 vs. Historical 2006
Revenues:
Transaction and processing service fees	$5,785.3	$5,519.2	$1,553.3	$3,965.9	$5,037.6	5%	10%
Investment income, net	77.1	(75.1)	(8.2)	(66.9)	(128.6)	*	*
Product sales and other	848.2	839.4	223.0	616.4	699.8	1%	20%
Reimbursable debit network fees, postage and other	2,100.7	1,767.9	510.4	1,257.5	1,467.6	19%	20%

	8,811.3	8,051.4	2,278.5	5,772.9	7,076.4	9%	14%

Expenses:
Cost of services (exclusive of items shown below)	3,048.0	2,883.4	790.3	2,207.3	2,493.3	6%	16%
Cost of products sold	316.8	296.5	87.3	209.2	281.0	7%	6%
Selling, general and administrative	1,197.4	1,276.6	367.9	1,058.8	1,129.3	(6)%	13%
Reimbursable debit network fees, postage and other	2,100.7	1,767.9	510.4	1,257.5	1,467.6	19%	20%
Depreciation and amortization	1,369.7	1,253.9	367.8	476.4	619.7	9%	102%
Other operating expenses, net	3,255.6	23.1	(0.2)	23.3	5.0	*	*

	11,288.2	7,501.4	2,123.5	5,232.5	5,995.9	50%	25%

Interest income	26.0	48.7	17.9	30.8	55.5	(47)%	(12)%
Interest expense	(1,964.9)	(2,036.4)	(584.7)	(103.6)	(248.0)	(4)%	721%
Other income (expense) (a)	(14.4)	(53.3)	(74.0)	4.9	22.6	*	*
Income tax (benefit) expense	(699.2)	(652.1)	(176.1)	125.8	203.7	7%	*
Minority interest	(156.3)	(144.3)	(39.0)	(105.3)	(142.3)	8%	1%
Equity earnings in affiliates	123.0	134.0	46.8	223.0	283.1	(8)%	(53)%
(Loss) income from discontinued operations, net of taxes	—	—	—	(3.6)	665.7	—	*

Net (loss) income	$(3,764.3)	$(849.2)	$(301.9)	$460.8	$1,513.4	*	*

*	Calculation not meaningful.
(a)	Other income (expense) includes investment gains and (losses), derivative financial instruments gains and losses, divestitures, net, debt repayment gains and losses and non-operating foreign exchange gains and losses.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

The following provides highlights of revenue and expense changes on a consolidated basis for the successor year ended December 31, 2008, the predecessor, successor and the pro forma periods in 2007 and the predecessor year ended December 31, 2006 while a more detailed discussion is included in the “Segment Results” section below:

Operating revenues overview

Transaction and processing service fees—Revenue was positively impacted in 2008 compared to 2007 due in part to an increase in transaction and processing service fees revenue upon consolidation of acquiring revenues from merchant contracts received from the termination of the Chase Paymentech Solutions alliance effective November 1, 2008 partially offset by the loss of the processing revenue previously earned from the alliance on these same contracts. This positively impacted the transaction and processing service fees growth rate by 1 percentage point in 2008 compared to pro forma 2007. These revenues are now included within the Company’s revenue but were previously netted within the “Equity earnings in affiliates” line within the Consolidated Statements of Operations, as the alliance was previously accounted for under the equity method. Other items positively impacting 2008 compared to 2007 were acquisitions, growth of existing clients and annual fees that were not included in the 2007 successor period results due to purchase accounting related to the merger. These benefits were partially offset by price compression, lost business, and the affects of a slowed economy particularly in the fourth quarter of 2008 and including the 2008 holiday season. The 2007 predecessor and successor periods were positively impacted compared to 2006 by acquisitions, growth of existing clients resulting from increased transaction volumes, new business, the benefit from foreign currency exchange rate movements as well as an increase in Electronic Check Acceptance (“ECA”) processing revenue. Negatively impacting the 2007 predecessor and successor periods were price compression and lost business.

Investment income, net—Revenue benefited in 2008 from reduced commissions that are netted against earnings on the official check and money order business investment portfolio in the IPS segment. The reduced commissions were caused by decreased interest rates and modifications to the contract terms made in conjunction with the wind-down of the official check and money order business. Investment income also benefited during 2008 from the repositioning of the IPS portfolio to taxable investments at the beginning of 2008. Investment income was negatively impacted by investment impairments of $60.3 million recognized in the third and fourth quarters of 2008 (related to the SLARS and other investments discussed above in “Economic Conditions”), lower market interest rates and a decrease in the portfolio balances caused by the wind-down of the official check and money order business.

The Company expects that investment income will decline in future periods as the official check and money order business continues to wind-down. From an IPS segment perspective, revenues were similarly impacted by the above noted items but were additionally affected by presenting the segment’s revenues on a pretax equivalent basis in the 2007 predecessor and successor periods but not in 2008. Such presentation is not necessary in 2008 due to the repositioning of the portfolio to taxable investments. On a pre-tax equivalency basis, investment income decreased significantly in 2008 due to reduced investment balances and lower interest rates as noted above. The impact of this segment presentation in the 2007 predecessor and successor periods was eliminated for consolidated reporting purposes.

The investment loss was reduced in the 2007 predecessor and successor periods compared to 2006 due to benefits from decreased interest rates which resulted in lower commissions.

Product sales and other—Benefited in 2008 from increased terminal sales in the International segment, higher royalty income within All Other and Corporate and acquisitions. Negatively impacting 2008 were lower contract termination fees and merchant portfolio sales than in the 2007 predecessor period within the Financial

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Services and Merchant Services segments, declines in terminal sales in the Merchant Services segment due to slowing demand and price compression, and declines in professional services revenue due to completed projects. The Company had portfolio sales in the fourth quarter of 2008, however no gain was recognized due to the effects of purchase accounting for the merger. For the year ended December 31, 2008, royalty income increased approximately $27 million compared to the same pro forma 2007 period.

The 2007 predecessor and successor periods were positively impacted by acquisitions, royalty income and contract termination fees compared to 2006.

Reimbursable debit network fees, postage and other—Benefited in 2008 most significantly due to an increase in debit network fees upon consolidation of revenues from merchant contracts received from the termination of the Chase Paymentech Solutions alliance effective November 1, 2008. These fees are now included within the Company’s revenue but were previously netted within the “Equity earnings in affiliates” line within the Consolidated Statements of Operations, as the alliance was previously accounted for under the equity method. This positively impacted the reimbursable debit network fees, postage and other growth rate by 5 percentage points in 2008 compared to pro forma 2007. Also benefiting 2008 were increases in debit network fees resulting from the continued growth of PIN-debit transaction volumes as well as rate increases imposed by the debit networks and an increase in postage rates. Increases in debit network fees and increases in postage rates benefited the 2007 predecessor and successor periods compared to 2006.

Operating expenses overview

Cost of services—In 2008, cost of services increased due to an increase in commissions paid to retail independent sales organizations (“ISO”), an increase in expenses associated with operating the Company’s proportionate share of assets received upon termination of the Chase Paymentech Solutions alliance effective November 1, 2008, global labor sourcing initiatives, consulting expense, data center consolidation costs, the impact of acquisitions and net increases in various expense items not individually significant. Partially offsetting these increases were decreases due most significantly to charges recorded in the 2007 predecessor period related to the accelerated vesting of stock options and restricted stock awards and units upon the change of control due to the merger. Also decreasing in 2008 were employee related expenses due to a reduction in share-based compensation resulting from the Company’s new equity compensation plan implemented after the merger as compared to the pre-merger equity compensation plan, within All Other and Corporate, as well as merger-related reductions in force, the largest of which occurred in the fourth quarter 2007, and lower incentive compensation. Cost of services increased for 2008 compared to the same 2007 pro forma period due to the items noted above excluding the impact of the 2007 accelerated vesting charges which are excluded from the pro forma 2007 period.

Cost of services, as a percentage of transaction and processing service fee revenue, remained relatively consistent for 2008 compared to the pro forma 2007 period as a result of the items noted above.

In the 2007 predecessor period, cost of services increased significantly compared to 2006 due to an increase in employee related expenses, the impact of acquisitions, increased net warranty expense and increased outside professional services. The employee related expenses resulted most significantly from the accelerated vesting of stock options and restricted stock awards and units upon the change of control due to the merger. The impact from the accelerated vesting of stock options and restricted stock awards and units was approximately $106 million, the majority of which was recorded in All Other and Corporate. There was also an increase due to the presentation of certain ISO’s commission payments on a gross basis in the 2007 predecessor period versus a net presentation against transaction and processing service fee revenue in 2006.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Cost of services, as a percentage of transaction and processing service fee revenue, increased for pro forma 2007 compared to 2006 as a result of the items noted above excluding the impact of the accelerated vesting charges which are excluded from the pro forma 2007 period.

Cost of products sold—Cost increased in 2008 compared to the 2007 predecessor and successor periods due to acquisitions and increased terminal sales within the International segment offset partially by a decrease in costs associated with terminal and software sales due to a decline in sales volumes domestically. The 2007 predecessor and successor periods had higher costs than 2006 due to costs associated with the sale and leasing of terminals in international operations offset partially by a decrease in costs associated with the domestic sale and leasing of terminals.

Selling, general and administrative—Selling, general and administrative expenses decreased in 2008 compared to the 2007 predecessor and successor periods as the result of charges in the predecessor period related to the accelerated vesting of stock options and restricted stock awards and units upon the change of control due to the merger, lower incentive compensation in 2008, reduced share-based compensation expense in the successor period due to the Company’s new equity compensation plan implemented after the merger as compared to the pre-merger equity compensation plan and professional fees related to the merger incurred principally in the predecessor period in 2007, mainly reflected within All Other and Corporate. The year ended 2008 also benefited from reductions in force implemented most significantly in the successor period of 2007 but also in 2008. Costs were higher in 2008 as the result of the impacts of acquisitions as well as sponsor management fees. Selling, general and administrative expenses decreased in 2008 compared to the 2007 pro forma period due to the items noted above excluding the impact of the 2007 accelerated vesting charges and the professional fees related to the merger which are excluded from the pro forma 2007 period. Selling, general and administrative expenses, as a percentage of transaction and processing service fee revenue decreased for 2008 compared to pro forma 2007 as a result of the items noted above.

The 2007 predecessor period was impacted by merger related costs including legal, accounting, other advisory fees and accelerated vesting of stock options and restricted stock awards and units upon the change of control. The impact from the accelerated vesting of stock options, restricted stock awards and restricted stock units was approximately $90 million (including payroll tax impacts of all accelerations). Consulting, legal and other professional service fees related to the merger were approximately $73 million, all but approximately $3 million of which was incurred in the predecessor period. The majority of the acceleration of stock options, restricted stock awards and restricted stock units as well as the fees related to the merger were recorded in All Other and Corporate.

In addition to the items noted above, the 2007 predecessor and successor periods costs increased compared to 2006 due to platform consolidation expenses related to the International segment, data center consolidation costs in the U.S., and to a lesser extent, an increase in other employee related expenses. The 2007 periods did not have costs that were incurred in 2006 in connection with re-aligning the operating structure of the Company after the spin-off of Western Union. Selling, general and administrative expenses, as a percentage of transaction and processing service fee revenue remained relatively consistent for pro forma 2007 compared to 2006 as a result of the items noted above.

Depreciation and Amortization—Amortization was higher in the 2008 and 2007 successor periods than in predecessor periods due to identifiable intangible assets recorded in purchase accounting related to the merger including amortization of customer relationships on an accelerated basis rather than a straight-line basis. Partially offsetting these increases was a decrease related to the depreciation of fixed assets recorded in purchase accounting related to the merger. Although the total value of the fixed assets increased from pre-merger book

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

values, certain of the depreciable assets were determined to have longer lives which resulted in lower annual depreciation. Depreciation and amortization in 2008 increased compared to the same 2007 pro forma period due to newly capitalized assets, the impact of acquisitions, and to the amortization associated with the Company’s proportionate share of assets from the termination of the Chase Paymentech Solutions alliance which was previously netted within the “Equity earnings in affiliates” line within the Consolidated Statements of Operations.

Other operating expenses, net

Other operating expenses related to restructuring, impairments, litigation and regulatory settlements and other totaled $3,255.6 million for the year ended December 31, 2008, $23.3 million and a benefit of $0.2 million for the 2007 predecessor and successor periods, respectively, and $5.0 million for the year ended December 31, 2006. These items are presented on the Consolidated Statements of Operations under those respective descriptions.

2008 Activities

	Pretax Benefit (Charge)
Successor Year ended December 31, 2008	Merchant Services	Financial Services	International	Prepaid Services	Integrated Payment Systems	All Other and Corporate	Divested Operations	Totals
	(in millions)
Restructuring charges	$(3.5)	$(16.0)	—	$(0.9)	—	—	—	$(20.4)
Restructuring accrual reversals	0.6	7.6	—	0.1	—	—	$0.1	8.4
Impairments	(700.0)	(1,600.8)	$(550.5)	(300.0)	—	$(62.4)	(29.9)	(3,243.6)

Total pretax benefit (charge), net of reversals	$(702.9)	$(1,609.2)	$(550.5)	$(300.8)	$—	$(62.4)	$(29.8)	$(3,255.6)

The 2008 restructurings resulted from the planned terminations of approximately 1,000 employees associated with initial plans for call center consolidation and global labor sourcing initiatives primarily related to information technology development. During the fourth quarter, the Company’s strategy related to global labor sourcing initiatives changed resulting in delaying implementation of certain of the initiatives and 20% fewer terminations than originally planned which resulted in the reversal of the associated charges. The Company expects to incur additional charges through 2009 related to these plans. During the first three quarters of 2008, the Company had additional severance costs which were recorded in purchase accounting.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

The following table summarizes the Company’s utilization of restructuring accruals from continuing operations for the years ended December 31, 2007 and 2008 (in millions):

	Employee Severance	Facility Closure
Remaining accrual at January 1, 2007 (Predecessor)	$27.1	$1.6
Expense provision	10.2	—
Cash payments and other	(24.6)	(1.0)
Changes in estimates	(2.3)	—

Remaining accrual at September 24, 2007 (Predecessor)	10.4	0.6
Expense provision	—	—
Cash payments and other	(3.7)	(0.5)
Changes in estimates	(0.2)	—

Remaining accrual at December 31, 2007 (Successor)	6.5	0.1
Expense provision	20.4	—
Cash payments and other	(4.1)	(0.1)
Changes in estimates (1)	(11.7)	—

Remaining accrual at December 31, 2008 (Successor)	$11.1	$—

(1)	Changes in estimates during 2008 included reversals related to pre-merger restructuring accruals recorded in purchase accounting as well as items reported in the “Restructuring” line item of the Consolidated Statements of Operations.

In the fourth quarter of 2008, the Company recorded goodwill impairment charges as a result of the annual impairment tests that were performed. A detailed discussion of the goodwill impairment analysis is in the “Goodwill Impairment” discussion in the “Overview” section above. Also during 2008, the Company recorded a charge related to an asset impairment associated with the Company’s subsidiary, Peace Software (“Peace”), included within divested operations. The impairment occurred because of the deterioration of profitability on existing business and Peace’s limited success in attracting new clients. This resulted in the Company recording an impairment of $29.9 million of the goodwill and intangible assets associated with this business which was reported in the “Impairments” line item of the Consolidated Statements of Operations. The Company sold Peace in October of 2008.

2007 Activities

	Pretax Benefit (Charge)
Predecessor Period from January 1 through September 24, 2007	Merchant Services	Financial Services	International	Prepaid Services	Integrated Payment Systems	All Other and Corporate	Divested Operations	Totals
	(in millions)
Restructuring charges	$(2.6)	$(0.2)	$(7.1)	—	—	—	$(0.3)	$(10.2)
Restructuring accrual reversals	0.4	0.2	0.9	—	—	$0.7	0.1	2.3
Impairments	—	(4.3)	—	—	$(16.3)	—	—	(20.6)
Litigation and regulatory settlements	—	—	—	$(5.0)	—	2.5	—	(2.5)
Other	2.1	—	(0.4)	—	2.2	3.8	—	7.7

Total pretax benefit (charge), net of reversals	$(0.1)	$(4.3)	$(6.6)	$(5.0)	$(14.1)	$7.0	$(0.2)	$(23.3)

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

A portion of the restructuring charges in the predecessor period resulted from efforts to improve the overall efficiency and effectiveness of the sales and sales support teams principally within the Merchant Services segment. This action resulted in the termination of approximately 230 sales related employees comprising approximately 10% of the Merchant Services segment’s regional sales, cross-sale and sales support organizations. The other restructuring in the predecessor period resulted from the termination of approximately 140 employees within the International segment. The terminations were associated with the data center consolidation and global sourcing initiatives. Partially offsetting the charges are reversals of prior period restructuring accruals of $2.3 million for the 2007 predecessor period and an additional $0.2 million for the 2007 successor period.

In November 2007, the Company terminated approximately 6% of its worldwide work force as part of a strategic plan following the merger addressing simplification, efficiencies and cost savings initiatives. A majority of the successor severance costs were recorded in purchase accounting while the remaining amount was recorded through current operations.

During the 2007 predecessor period, the Company recorded a charge of $16.3 million related to the impairment of goodwill and intangible assets associated with the wind-down of the Company’s official check and money order business and an additional $4.3 million related to the impairment of fixed assets and software associated with its government business included in the Financial Services segment. The Company also recorded a $5.0 million litigation accrual associated with a judgment against the Company pertaining to a vendor contract issue within the Prepaid Services segment, and a benefit of $2.5 million related to the Visa settlement originally recorded in 2006 in All Other and Corporate. The Company also released a portion of the domestic escheatment accrual made in the fourth quarter 2005 which is reflected in Other. The release was prompted by reaching resolution with a large majority of states as to the Company’s escheatment liability. The Company believes any remaining uncertainty is adequately accrued.

2006 Activities

	Pretax Benefit (Charge)
Predecessor Year ended December 31, 2006	Merchant Services	Financial Services	International	Prepaid Services	Integrated Payment Systems	All Other and Corporate	Divested Operations	Totals
	(in millions)
Restructuring charges	$(4.4)	$(3.7)	$(14.5)	—	$(0.2)	$(3.8)	$(0.7)	$(27.3)
Restructuring accrual reversals	—	1.5	1.0	$0.1	—	0.7	—	3.3
Impairments	—	(17.5)	0.9	—	—	0.5	—	(16.1)
Litigation and regulatory settlements	7.4	(15.0)	—	—	—	42.4	—	34.8
Other	—	0.3	—	—	—	—	—	0.3

Total pretax benefit (charge), net of reversals	$3.0	$(34.4)	$(12.6)	$0.1	$(0.2)	$39.8	$(0.7)	$(5.0)

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

The Company recorded a benefit of approximately $45 million due to the Visa settlement within All Other and Corporate. Also in 2006, excess litigation accruals in the Merchant Services segment totaling $7.4 million were released. The Company recorded minority interest expense of $3.5 million associated with this release. The settlement and accrual release were partially offset by a $15.0 million settlement associated with a patent infringement lawsuit against TeleCheck, clearing all past and future claims related to this litigation, within the Financial Services segment and a charge of $2.7 million related to the settlement of a claim within All Other and Corporate.

Interest income

Interest income in 2008 decreased compared to the 2007 predecessor and successor periods due to a decrease in cash balances and lower interest rates. Interest income in the 2007 predecessor period was higher than the comparable period in 2006 while the successor period was lower than the comparable period in 2006. This was most significantly a result of an increase in cash balances as a result of $2.5 billion in cash transferred to FDC from Western Union immediately prior to the spin-off in 2006.

Interest expense

Interest expense for the year ended December 31, 2008 and the 2007 successor period was higher than the 2007 predecessor period most significantly due to debt (approximately $22.6 billion as of December 31, 2008) incurred primarily as the result of the merger. Prior to the merger in 2007, the Company had debt balances of less than $3 billion. Higher interest rates on the new merger related debt also contributed to the increase.

Interest expense for 2008 decreased compared to the pro forma 2007 year primarily due to decreasing interest rates which favorably impacted all unhedged variable rate debt.

Interest expense was lower during the 2007 predecessor period compared to the year ended December 31, 2006 due to lower debt balances than the Company had prior to the debt for debt exchange related to the Western Union spin-off and the repayments of debt in September, November and December 2006 and January 2007.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Other income (expense)

	Successor		Predecessor
(in millions)	Year ended December 31, 2008	Period from September 25 through December 31, 2007	Period from January 1 through September 24, 2007	Year ended December 31, 2006
Investment gains and (losses)	$21.1	$0.9	$(2.0)	$11.6
Derivative financial instruments gains and (losses)	(12.9)	(33.3)	(0.6)	33.8
Divestitures, net	(8.5)	0.2	6.1	8.0
Debt repayment gains and (losses)	7.0	(17.2)	1.4	(30.8)
Non-operating foreign currency gains and (losses)	(21.1)	(24.6)	—	—

Other income (expense)	$(14.4)	$(74.0)	$4.9	$22.6

Investment gains and (losses)—The 2008 investment gains and losses resulted from the recognition of a gain related to the sale of MasterCard stock in the Merchant Services and International segments and a gain on the sale of investment securities within the Financial Services segment partially offset by a loss resulting from a money market investment impairment. The 2007 predecessor and successor investment gains and losses related to a variety of small gains and losses on the sale of investments none being significant on an individual basis. The 2006 investment gain resulted from the recognition of a gain of $10.5 million on the redemption of MasterCard stock, and additionally, recognized gains on other strategic investments.

Derivative financial instruments gains and (losses)—The derivative financial instruments loss in 2008 related most significantly to $16.0 million of charges for ineffectiveness from interest rate swaps that were designated as accounting hedges but are not perfectly effective partially offset by miscellaneous individually insignificant items.

The derivative loss in the 2007 successor period related most significantly to a $12.2 million mark-to-market loss on collars entered into to economically hedge, although not designated as an accounting hedge, MasterCard stock held by the Company. These collars were terminated in January 2008 in connection with the sale of the hedged MasterCard stock. A loss of approximately $19 million was also recognized due to decreases in the fair value of forward starting, deal contingent interest rate swaps of a subsidiary of KKR, Omaha Acquisition Corporation, for the period prior to its merger with and into the Company from March 29, 2007 (its formation) through September 24, 2007 and prior to their designation as a hedge.

The derivative gains in 2006 were associated with the mark-to-market of and net settlements with derivative counterparties on interest rate swaps not qualifying for hedge accounting that were formally related to the official check business.

Divestitures, net—During 2008, the Company recognized a loss related to a divestiture of a business within the International segment. The Company also recognized a loss of $3.8 million resulting from the sale of 12.5% of its membership interest in Wells Fargo Merchant Services, LLC discussed above in “Overview”.

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

Debt repayment gains and losses—The 2008 debt repayment gain related to the early repayment of long-term debt at a discount from the principal amount.

In the 2007 predecessor period, the debt repayment gain related to the early repayment of long-term debt at a discount from the principal amount. In the 2007 successor period, the debt repayment losses related to costs of tendering debt at the time of the merger and the premium paid for obtaining a consent from holders to modify terms of the Company’s debt they held.

The 2006 debt repayment loss consisted of net losses on the early repayment of debt, expenses associated with the interest rate swaps associated with the repurchased debt, write-off of the unamortized portion of associated deferred financing costs and certain transaction fees.

Non-operating foreign currency gains and (losses)—For the year ended December 31, 2008 and the 2007 successor period, the net non-operating foreign currency exchange losses related to the mark-to-market of the Company’s intercompany loans and the euro-denominated debt issued in connection with the merger. Historically, intercompany loans were deemed to be of a long-term nature for which settlement was not planned or anticipated in the foreseeable future. Accordingly, the translation adjustments were reported in “Other comprehensive income”. Effective in September 2007 and in conjunction with the merger, the Company made the decision to begin settling intercompany loans which results in a benefit or charge to earnings due to movement in foreign currency exchange rates.

Income taxes

The Company’s effective tax rate on pretax income (loss) from continuing operations was (15.7)%, a tax benefit, in 2008, (36.8)%, a tax benefit, for the 2007 successor period, 21.3%, a tax expense, in the 2007 predecessor period and 19.4%, a tax expense, in 2006. The calculation of the effective tax rate includes most of the equity earnings in affiliates and minority interest in pretax income because these items relate principally to entities that are considered pass-through entities for income tax purposes.

The effective tax rate benefit in 2008 is less than the statutory rate due primarily to the non-deductibility of most of the goodwill impairment expense recorded in the fourth quarter of 2008. Partially offsetting the tax disallowance of the goodwill impairment is the release of the valuation allowance against foreign tax credits established since consummation of the merger. The Company currently believes its foreign tax credits, both those in existence and those arising in the future upon repatriation of foreign earnings, will be offset against future expected U.S. income taxes. Prior to the second quarter of 2008, the Company’s tax benefit was increased by the accrual of a dividend received deduction on certain of the equity earnings from the Chase Paymentech Solutions alliance. It was determined that the alliance would suspend its dividend payments on 2008 earnings in anticipation of the termination of the alliance in October 2008. Following the suspension of dividend payments, the Company reversed the dividend received tax benefit in the second quarter 2008. Accruals for unrecognized tax benefits were offset by other items for 2008, none of which were individually significant.

The change from pretax income in predecessor periods to a pretax loss in the 2007 successor period caused a general shift from an overall tax expense to an overall tax benefit. The non-taxable interest income from the IPS municipal bond portfolio in the 2007 successor period caused an increase to the effective tax rate benefit of almost 8%. State income tax benefits were reduced in the successor loss period for separate company income and franchise tax liabilities. Also reducing the tax benefit of the pretax loss in the successor period was the valuation allowance against foreign operating losses in certain countries and foreign tax credits.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

The non-taxable interest income from the IPS municipal bond portfolio significantly impacted the effective tax rate from continuing operations in the predecessor periods, reducing the statutory rate by approximately 19 percentage points in the 2007 predecessor period compared to 15 percentage points for 2006. The increase in the effective tax rate for the 2007 predecessor period compared to 2006 resulted most significantly from: (a) non-deductible expenses associated with the merger; (b) a net tax expense associated with the income tax return to provision true-ups for 2006; and (c) an adjustment to the income taxes payable account pertaining to an under accrual of taxes in prior years. Offsetting most of the increase is the above noted non-taxable interest income being a larger portion of pretax income in the 2007 predecessor period. Most of the IPS municipal bond portfolio was converted into taxable investments in January 2008 and therefore did not have an impact on the Company’s effective tax rate in 2008.

Subsequent to the merger and as part of the First Data Holdings, Inc. (“Holdings”) consolidated federal group and consolidated, combined or unitary state groups for income tax purposes, the Company has been and continues to be in a tax net operating loss position. The Company anticipates being able to record an income tax benefit related to future operating losses due to the existence of significant deferred tax liabilities established in connection with purchase accounting for the merger. The Company, however, may not be able to record a benefit related to losses in certain countries, requiring the establishment of valuation allowances. Additionally, the Company and its subsidiaries will continue to incur income taxes in foreign jurisdictions. Generally, these foreign income taxes result in a foreign tax credit in the U.S. to the extent of any U.S. income taxes on the income upon repatriation. The Company currently anticipates being able to fully utilize its foreign tax credits in the future and, accordingly, has not established a valuation allowance against such credits. The Company also will continue to incur income taxes in states for which it files returns on a separate entity basis.

The additional taxes recognized as part of discontinued operations in 2007 related to 2006 income tax return to provision true-ups and other tax items associated with operations discontinued in 2006.

During the year ended December 31, 2008, the Company’s liability for unrecognized tax benefits was reduced by $11 million after negotiating settlements with certain state jurisdictions. The reduction in the liability was recorded through cash payments and a decrease to goodwill. As of December 31, 2008, the Company anticipates it is reasonably possible that its liability for unrecognized tax benefits may decrease by approximately $35 million within the next twelve months as the result of the closure of its 2002 federal tax year. The potential decrease relates to various federal and state tax benefits including research and experimentation credits and certain amortization and loss deductions.

The Internal Revenue Service (“IRS”) completed its examination of the United States federal consolidated income tax returns of the Company for 2003 and 2004 and issued a Notice of Deficiency (the “Notice”) in December 2008. The Notice claims that the Company and its subsidiaries, which included Western Union during the years at issue, owe significant additional taxes, interest and penalties with respect to a variety of adjustments. The Company and Western Union agree with several of the adjustments in the Notice. As to the adjustments that are in dispute, for 2003 such issues represent total taxes and penalties allegedly due of approximately $34 million, of which $11 million relates to the Company and $23 million relates to Western Union, and for 2004 such issues represent total taxes and penalties allegedly due of approximately $94 million, of which $2 million relates to the Company and $92 million relates to Western Union. The Company estimates that the total interest due (pretax) on such amounts for both years is approximately $40 million through December 31, 2008, of which $5 million relates to the Company and $35 million relates Western Union. As to the disputed issues, the Company and Western Union are contesting the asserted deficiencies in United States Tax Court. The Company believes that it has adequately reserved for its disputed issues and final resolution of those issues will not have a material adverse effect on its financial position or results of operations.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Under the Tax Allocation Agreement executed at the time of the spin-off of Western Union on September 29, 2006, Western Union is responsible for and must indemnify the Company against all taxes, interest and penalties that relate to Western Union for periods prior to the spin-off date, including the amounts asserted in the Notice as described above. If Western Union were to agree to or be finally determined to owe any amounts for such periods but were to default in its indemnification obligation under the Tax Allocation Agreement, the Company as parent of the tax group during such periods generally would be required to pay the amounts to the relevant tax authority, resulting in a potentially material adverse effect on the Company’s financial position and results of operations. As of December 31, 2008, the Company had approximately $132 million of uncertain income tax liabilities recorded related to Western Union for periods prior to the spin-off date. The Company has recorded a corresponding account receivable of equal amount from Western Union, which is included as a long-term account receivable in the “Other long-term assets” line of the Company’s Consolidated Balance Sheets, reflecting the indemnification obligation. The uncertain income tax liabilities and corresponding receivable are based on information provided by Western Union regarding its tax contingency reserves for periods prior to the spin-off date. There is no assurance that a Western Union-related issue raised by the IRS or other tax authority will be finally resolved at a cost not in excess of the amount reserved and reflected in the Company’s uncertain income tax liabilities and corresponding receivable from Western Union.

Minority interest

Most of the minority interest expense relates to the Company’s consolidated merchant alliances. Minority interest increased in 2008 compared to 2007 due to the new joint venture with AIB in January 2008 and higher earnings from the alliance with Wells Fargo. Minority interest expense was relatively consistent in 2007 and 2006. Minority interest expense (non-controlling interest in 2009) will be reduced significantly in 2009 due to the deconsolidation of the alliance with Wells Fargo at December 31, 2008 upon sale of part of the Company’s interest in the alliance discussed in “Overview” above.

Equity earnings in affiliates

Equity earnings in affiliates for 2008 and in the 2007 successor period was lower than the 2007 predecessor period due to increased amortization associated with the value assigned to the identifiable intangible assets of merchant alliances from the excess of the Company’s investment over the proportionate share of the affiliates net assets from the merger as well as amortization of customer relationships on an accelerated basis in the successor periods. As discussed in “Overview” above, equity earnings also decreased significantly subsequent to the termination of the Chase Paymentech Solutions alliance on November 1, 2008. Effective December 31, 2008, the Company sold a portion of it’s ownership interest in the merchant alliance with Wells Fargo. The Company now owns less than 50% of the merchant alliance and will begin accounting for it under the equity method of accounting starting in 2009. In 2009, equity earnings is expected to decrease significantly due to the termination of the Chase Paymentech Solutions alliance; however, the impact will be partially offset due to the Company’s remaining 40% interest in the Wells Fargo alliance being accounted for under the equity method.

Equity earnings in affiliates decreased for pro forma 2007 compared to historical 2006 earnings levels resulting most significantly from the above noted merger related amortization partially offset by increased merchant transaction volume in the merchant alliances. Increased amortization negatively impacted the pro forma 2007 period by 67 percentage points.

Segment Results

FDC classifies its businesses into five segments: Merchant Services, Financial Services, International, Prepaid Services and Integrated Payment Systems. Integrated Payment Systems, Prepaid Services and All Other

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

and Corporate are not discussed separately as their results that had a significant impact on operating results are discussed in the “Consolidated Results” discussion above.

The Company sold its ownership interests in Active Business Services, Ltd (“Active”), reported within the International segment, in July 2008 and Peace, reported within the Financial Services segment, in October 2008. Revenue and operating profit associated with Active and Peace are excluded from segment results. The International and Financial Services segment revenue and operating profit were adjusted for 2007 and 2006 to exclude the results of Active and Peace.

The Company’s financial statements reflect Western Union, PPS, IDLogix, Taxware and NYCE as discontinued operations (all discontinued prior to 2007). The results of operations were treated as income from discontinued operations, net of tax, and separately stated on the Consolidated Statements of Operations below income (loss) from continuing operations.

The business segment measurements provided to, and evaluated by, the Company’s chief operating decision maker (“CODM”) are computed in accordance with the following principles:

•	The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

•	Segment revenue includes equity earnings in affiliates (excluding amortization expense) and intersegment revenue.

•	Segment operating profit includes minority interest and equity earnings in affiliates net of related amortization expense.

•

Segment operating profit excludes restructuring charges, impairment charges, significant litigation and regulatory settlement charges, other charges, interest income, interest expense, other income (expense) and income taxes since they are not allocated to the segments for internal evaluation purposes. While these items are generally identifiable to the business segments, they are not included in the measurement of segment operating profit provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation.

•

Corporate operations include administrative and shared service functions such as the executive group, legal, tax, treasury, internal audit, accounting, human resources, information technology and procurement. Costs incurred by Corporate that are directly attributable to a segment are allocated to the respective segment. Administrative and shared service costs are retained by Corporate.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Merchant Services Segment Results

	Historical	Pro Forma	Historical
	Successor		Successor	Predecessor		Percent Change
(in millions)	Year ended December 31, 2008	Year ended December 31, 2007	Period from September 25 through December 31, 2007	Period from January 1 through September 24, 2007	Year ended December 31, 2006	Historical 2008 vs. Pro Forma 2007		Pro Forma 2007 vs. Historical 2006
Revenues:
Transaction and processing service fees	$2,125.0	$1,982.0	$533.6	$1,448.4	$1,911.1	7%		4%
Product sales and other	325.6	351.4	87.6	263.8	370.4	(7)%		(5)%
Reimbursable debit network fees, postage and other	1,388.7	1,043.8	308.4	735.4	831.4	33%		26%
Equity earnings in affiliates	267.1	316.4	95.6	220.8	283.3	(16)%		12%
Other revenues	21.4	48.9	12.1	36.8	46.8	(56)%		4%

Total revenue	$4,127.8	$3,742.5	$1,037.3	$2,705.2	$3,443.0	10%		9%

Operating profit	$391.9	$373.1	$100.9	$713.3	$978.2	5%		(62)%
Operating margin	9%	10%	10%	26%	28%	(1	)pt	(18	)pts

	Year ended December 31,
	2008	2007	2006
Key indicators:
Domestic merchant transactions (a)	26,856.9	25,359.0	22,626.0			6%		12%

(a)	Domestic merchant transactions include acquired VISA and MasterCard credit and signature debit, PIN-debit, electronic benefits transactions, and processed-only or gateway customer transactions at the point of sale (“POS”). Domestic merchant transactions include 100% of the Chase Paymentech Solutions alliance transactions through the November 1, 2008 termination date. Subsequent to the termination of the alliance, domestic merchant transactions include transactions related to the Company’s 49% proportionate share of the joint venture’s assets rather than 100% of alliance activity.

Summary

Discussed in more detail below, the total segment revenue growth rate in 2008 compared to pro forma 2007 was positively impacted by almost 11 percentage points from increased debit network fees, annual fees included in 2008 but not recognized in 2007 due to purchase accounting and the termination of the Chase Paymentech Solutions alliance effective November 1, 2008 and the inclusion of the segment’s proportionate 49% share of the assets of the joint venture on a consolidated basis for the last two months of 2008 (which contributed 3 percentage points).

Transaction and processing service fees revenue

Revenue in 2008 was positively impacted by new acquiring revenue related to the termination of the Chase Paymentech Solutions alliance. Effective November 1, 2008, merchant acquiring revenues associated with the segment’s proportionate 49% share of the assets of the joint venture were included within the Company’s transaction and processing service fees revenue but were previously netted within the “Equity earnings in affiliates” line within the Consolidated Statements of Operations, as the alliance was accounted for under the

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

equity method. Partially offsetting this increased merchant acquiring revenue was a reduction in processing revenue to the extent of contracts received from the alliance for which charges are no longer applicable. Also positively impacting 2008 compared to 2007 were annual fees recognized in the fourth quarter of 2008 that were not included in 2007 results due to purchase accounting related to the merger as well as changes in pricing. Although transaction volumes increased in 2008 compared to 2007 relative to consumer spending at the point of sale, acquiring revenue was negatively impacted due to shifts in transaction volumes from smaller, more profitable merchants to several nationwide discounters and wholesalers and the impact of a slow 2008 holiday season. Transactions and dollar volumes were negatively impacted subsequent to October of 2008 due to the termination of the Chase Paymentech Solutions alliance as subsequent to the termination the segment reported only activity related to its 49% proportionate share of the joint venture’s assets rather than 100% of alliance activity. Shifts in consumer usage of credit cards to debit cards also negatively impacted revenue growth due to lower margins earned on PIN-debit card transactions compared to credit card transactions. Transaction growth rates decreased from 12 percentage points for pro forma 2007 compared to 2006 to 6 percentage points in 2008 compared to pro forma 2007. The Company believes the shift of transaction volumes to several nationwide discounters and wholesalers and the slowing of the transaction growth rate is partially attributable to the slowing domestic economy.

Revenue growth for 2008 compared to pro forma 2007 was most significantly impacted by the inclusion of acquiring revenue from merchant contracts received from the termination of the Chase Paymentech Solutions alliance net of processing revenue lost for the same contracts and annual fees. These factors impacted revenue growth by 4 and 1 percentage points, respectively, on a pro forma basis. These increases were partially offset by the factors noted above.

Transaction and processing service fees revenue will increase in 2009 due to the net impact of the revenues associated with merchant contracts received from the Chase Paymentech Solutions alliance termination and will be significantly offset by the deconsolidation of the Wells Fargo alliance due to the sale of a portion of the Company’s interest in the alliance on December 31, 2008.

Also impacting growth in revenue is the trend of the growth of debit card transactions exceeding the growth in credit card transactions. This contributes to the spread between the transaction growth rate and the transaction and processing service fee revenue growth rate as the Company generally realizes lower revenues from debit card transactions than from credit card transactions. The spread did not increase in 2008 because of the inclusion of revenue from the Chase Paymentech Solutions merchant contracts for two months of the year, while the transactions decreased because the metric had previously included the transactions processed and acquired by the entire alliance. A similar anomaly with the spread is expected in 2009. The Company anticipates that overall domestic merchant transaction growth will decline in 2009 due to the weakened economy as well as the impact from the termination of the Chase Paymentech Solutions alliance. The Company experienced a decrease in average ticket size of nearly 8% in the fourth quarter 2008 driven mostly by a decrease in petroleum bank card dollar volumes due to declining gas prices. The Company anticipates a similar impact for the first half of 2009.

Acquiring revenue in the 2007 predecessor and successor periods was favorably impacted by increases in transaction volume over 2006 levels due to consumer spending at the point of sale, improved merchant retention, activation improvements, the growth of new alliances and 2006 pricing changes. In 2006, the Company began classifying commission payments to certain ISO’s as expense rather than netting them against revenue consistent with the Company’s accounting for other similar arrangements. This had a favorable impact in the 2007 predecessor period compared to historical 2006. The 2007 successor period was favorably impacted compared to historical 2006 by the year end holiday season although less than in prior years. Negatively impacting revenue in the 2007 successor period compared to historical 2006 was the impact of purchase accounting resulting in not

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

recognizing annual fees of approximately $28 million pertaining to the predecessor period that would otherwise have been recognized in the fourth quarter. Most of these annual fees were accrued as part of purchase accounting.

On a 2007 pro forma basis compared to historical 2006, the increase in acquiring revenue was driven by the items noted above. On a 2007 pro forma basis in comparison to the historical 2006 results, the reclassification of certain ISO commission payments positively impacted the acquiring revenue growth rate by approximately 1 percentage point with such increase being offset by the above noted purchase accounting which negatively impacted the acquiring revenue growth rate by 2 percentage points. The 2007 pro forma revenue growth and transaction growth rates were negatively impacted compared to 2006 due to the year end holiday season, as the growth rates, although positive, were lower than in 2006.

Product sales and other revenue

Product sales and other revenue for 2008 was negatively impacted by decreased terminal sales resulting from slowing in equipment demand in part due to elevated prior year placements associated with merchants having to remain compliant with association rules, price compression and merchant portfolio sales in the first three quarters of 2007. The Company had portfolio sales in the fourth quarter of 2008 however no gain was recognized due to the effects of purchase accounting for the merger.

Product sales and other revenue for the 2007 predecessor and successor periods was negatively impacted compared to the corresponding historical 2006 period by decreased terminal sales. The 2007 predecessor period benefited from merchant portfolio sales totaling approximately $12 million compared to $5 million for the historical 2006 period.

The majority of the decrease in product sales and other revenues for 2007 on a pro forma basis compared to historical 2006 was driven by decreased terminal sales partially offset by increased merchant portfolio sales.

Reimbursable debit network fees, postage and other

For the year ended December 31, 2008 compared to the 2007 predecessor and successor periods, reimbursable debit network fees, postage and other benefited by an increase in debit network fees related to the revenue included in the consolidated results from merchant contracts received from the termination of the Chase Paymentech Solutions alliance. Effective November 1, 2008, debit network fees associated with the segment’s proportionate 49% share of the assets of the joint venture were included within the Company’s revenue but were previously netted within the “Equity earnings in affiliates” line within the Consolidated Statements of Operations, as the alliance was accounted for under the equity method. Also benefitting all periods presented, was growth in debit network fees resulting from the continued growth of PIN-debit transaction volumes as well as rate increases imposed by the debit networks. Debit network fees represent substantially all of the balance within this line item.

For the year ended December 31, 2008 compared to pro forma 2007, reimbursable debit network fees associated with the Chase Paymentech Solutions alliance merchant contracts noted above benefited the reimbursable debit network fees, postage and other growth rate by 9 percentage points.

Debit network fees in the 2007 predecessor and successor periods benefited from continued growth of PIN-debit transaction volumes as well as rate increases imposed by the debit networks.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Equity earnings

Equity earnings decreased in 2008 compared to the 2007 predecessor and successor periods due mostly to the termination of the Chase Paymentech Solutions alliance effective November 1, 2008 but was also impacted by reduced interest income in the Chase Paymentech Solutions alliance results prior to termination due to lower interest rates. The equity earnings presented as part of revenue at the segment level do not include the impact of amortization of intangible assets which is netted against equity earnings in the Consolidated Statements of Operations. These decreases were partially offset by increased overall merchant transaction volumes in the merchant equity alliances partially offset by a shift in transactions from smaller merchants to discounters and wholesalers as discussed above. The net impact of the Chase Paymentech Solutions alliance being excluded from equity earnings and the Wells Fargo alliance being included will result in equity earnings decreasing in 2009.

Equity earnings in affiliates in the 2007 predecessor and successor periods continued to benefit from strong performance by Merchant Service’s alliances. Equity earnings in affiliates increased on a 2007 pro forma basis compared to historical 2006 due most significantly to increased transaction volume in the merchant alliances. Earnings of an alliance were also improved due to a beneficial change in its portfolio mix and lower processing rates, which negatively impacted processing revenue.

Operating profit

In addition to the impact of the items noted above, Merchant Services segment operating profit in 2008 was negatively impacted by increased amortization expense resulting from the purchase price assigned to intangible assets resulting from the merger similar to the 2007 successor period. Also negatively impacting operating profit were no gains being recognized for portfolio sales in 2008 due to the effects of purchase accounting for the merger, incremental spending on platform consolidation, data center consolidation, call center consolidation and global labor sourcing initiatives and a slow 2008 holiday season. Employee related expenses in 2008 did not include the acceleration of expense related to restricted stock awards that occurred in the predecessor period of 2007 resulting from the merger. The 2008 operating profit was also not impacted by a charge similar to that recognized during the first quarter 2007 when the Company bought out a revenue sharing agreement as part of a new, larger relationship with Discover Financial Services LLC (“Discover”). The annual fees and change in pricing noted in the acquiring revenue discussion above also positively impacted the 2008 operating profit.

Operating profit for 2008 increased compared to the same pro forma 2007 period due to the items noted above excluding the impact of increased amortization expense and the acceleration of expense related to restricted stock awards which were adjusted for in the pro forma 2007 period in order to have comparable periods. On a pro forma basis annual fees positively impacted operating profit by 7 percentage points.

The sale of the 12.5% interest in the Wells Fargo alliance will negatively impact operating profit growth in 2009.

In addition to the items impacting revenue noted above, Merchant Services segment operating profit for the 2007 predecessor and successor periods was impacted negatively by new incentive compensation arrangements implemented in 2007. Also negatively impacting the predecessor 2007 segment operating profit as a result of the merger was the acceleration of restricted stock awards. In the 2007 predecessor period, the Company bought out a revenue sharing agreement as part of a new, larger relationship with Discover resulting in an expense charge in the 2007 predecessor period with most of this charge being recovered through increased processing fees in the predecessor period and the remaining portion in the successor period. Amortization resulting from contingent payments associated with a merchant alliance also negatively impacted operating profit growth for the 2007

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

predecessor period. The 2007 successor period was negatively impacted by purchase accounting of approximately $194 million due most significantly to amortization expense resulting from the purchase price assigned to intangible assets from the merger.

The segment operating profit decreased in 2007 on a pro forma basis compared to historical 2006 due to the factors discussed above. Increased amortization resulting from contingent payments noted above negatively impacted the operating profit growth rate by approximately 1 percentage point in 2007 on a pro forma basis, but did not have continuing impact as a result of the merger and the associated affects of purchase accounting. Incentive compensation negatively impacted 2007 pro forma operating profit growth rate by approximately 1 percentage point in comparison to historical 2006. The negative impacts of the contingent payments and incentive compensation were offset by savings from the restructuring activities described in “2007 activities” above. The purchase accounting impacts of the annual fees noted in the acquiring revenue discussion above and increased amortization of identifiable intangible assets, both related to the merger, negatively impacted the operating profit growth rate by 65 percentage points for the 2007 pro forma results.

Financial Services Segment Results

	Historical	Pro Forma	Historical
	Successor		Successor	Predecessor		Percent Change
(in millions)	Year ended December 31, 2008	Year ended December 31, 2007	Period from September 25 through December 31, 2007	Period from January 1 through September 24, 2007	Year ended December 31, 2006	Historical 2008 vs. Pro Forma 2007	Pro Forma 2007 vs. Historical 2006
Revenues:
Transaction and processing service fees	$1,984.6	$2,028.5	$551.4	$1,477.1	$1,924.3	(2)%	5%
Investment income	2.9	4.7	0.9	3.8	6.2	(38)%	(24)%
Product sales and other	83.7	110.8	22.5	88.3	99.9	(24)%	11%
Reimbursable debit network fees, postage and other	717.0	711.2	198.7	512.5	630.0	1%	13%

Total revenue	$2,788.2	$2,855.2	$773.5	$2,081.7	$2,660.4	(2)%	7%

Operating profit	$438.5	$453.6	$102.9	$440.6	$568.4	(3)%	(20)%
Operating margin	16%	16%	13%	21%	21%	0pts	(5	)pts

	Year ended December 31,
	2008	2007	2006
Key indicators:
Domestic debit issuer transactions (a)	12,042.2	11,651.4	10,572.4			3%	10%
Domestic active card accounts on file (end of period) (b)
Bankcard	50.5	48.4	42.4			4%	14%
Retail	77.1	79.9	74.4			(4)%	7%

Total	127.6	128.3	116.8			(1)%	10%

Domestic card accounts on file (end of period)
Bankcard	131.0	130.7	113.2			0%	15%
Retail	379.4	381.8	331.3			(1)%	15%
Debit	126.8	122.3	112.9			4%	8%

Total	637.2	634.8	557.4			0%	14%

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

(a)	Domestic debit issuer transactions include VISA and MasterCard signature debit, STAR ATM, STAR PIN-debit POS, and ATM and PIN-debit POS gateway transactions.
(b)	Domestic active card accounts on file include customer accounts that had a balance or any monetary posting or authorization activity during the last month of the quarter.

Transaction and processing service fees revenue

Components of transaction and processing service fees revenue

	Historical	Pro Forma	Historical
	Successor		Successor	Predecessor		Percent Change
(in millions)	Year ended December 31, 2008	Year ended December 31, 2007	Period from September 25 through December 31, 2007	Period from January 1 through September 24, 2007	Year ended December 31, 2006	Historical 2008 vs. Pro Forma 2007	Pro Forma 2007 vs. Historical 2006
Credit card, retail card and debit processing	$1,079.1	$1,070.9	$298.6	$772.3	$1,025.0	1%	4%
Check processing	380.2	411.8	111.9	299.9	348.1	(8)%	18%
Other revenue	525.3	545.8	140.9	404.9	551.2	(4)%	(1)%

Total	$1,984.6	$2,028.5	$551.4	$1,477.1	$1,924.3	(2)%	5%

Credit card, retail card and debit processing revenue

Credit card, retail card and debit processing revenue benefited in 2008 from growth of existing clients as well as having a full year of results from the FundsXpress and Instant Cash Services® acquisitions but was negatively impacted by price compression and net lost business. The acquisitions related to the debit card processing business and both were acquired in the first half of 2007. Credit and retail card processing revenue was flat for 2008 compared to pro forma 2007 while debit revenue increased slightly due to these acquisitions which contributed 2 percentage points to the growth rate.

As a result of the current economic conditions in the U.S., credit card issuers have been reducing credit limits and closing accounts and are more selective with regard to whom they issue credit cards. Such practices could adversely impact credit and retail card processing revenue in 2009. Credit and retail card accounts on file, both active and inactive, are expected to decline during 2009 and debit transactions are expected to be relatively flat as a result of the impact of bank consolidations and the weakened economy.

Credit card, retail card and debit processing revenue was positively impacted for the 2007 predecessor and successor periods by growth of existing clients, growth in domestic debit issuer transactions and by acquisitions noted above. Negatively impacting the 2007 predecessor and successor periods were price compression and lost business.

Credit and retail card processing revenue decreased for the 2007 pro forma results compared to historical 2006 due to price compression partially offset by growth of existing clients. Contract pricing at the customer level is dependent upon the volume of accounts, mix of account types (e.g. retail, credit, co-branded credit and debit) and product usage. Although active accounts on file increased in 2007 compared to 2006, revenue did not proportionately increase due most significantly to price compression.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Debit processing revenue increased on a pro forma basis in 2007 compared to historical 2006 due to growth of existing clients and acquisitions noted above which added approximately 5 and 4 percentage points, respectively, to the credit card, retail card and debit processing revenue growth rate. The majority of domestic debit issuer transaction growth in 2007 compared to 2006 was driven by the shift to the use of debit cards from checks and cash. Pricing and lost business negatively impacted the pro forma 2007 period by 3 and 3 percentage points, respectively.

As discussed in the “Economic Conditions” section above and as a result of a bank consolidation, JPMorgan Chase intends to terminate services under certain Washington Mutual agreements. Washington Mutual is one of the Company’s largest debit customers. This will negatively impact the overall growth in “Transaction and processing service fees revenue” and “Reimbursable postage and other” line items within the Consolidated Statements of Operations during 2009.

Check processing revenue

Check processing revenue for 2008 was negatively impacted by a decrease in revenue from existing clients due to declines in overall check volumes from those seen in 2007 with the check verification volumes experiencing the most significant decrease. The decrease in revenue from existing clients negatively impacted the 2008 check services revenue growth rate by 9 percentage points compared to pro forma 2007.

Check processing revenue was favorably impacted in the 2007 predecessor and successor periods by the expansion of its ECA processing into more locations of large national retailers but negatively impacted by a decline in the use of paper checks.

Other revenue

Other revenue consists mostly of revenue from the Company’s output services, government payments business and remittance processing. Other revenue for 2008 was negatively impacted by net lost business. The lost business includes statement production, remittance processing and call volumes. Net lost business negatively impacted the 2008 other revenue growth rate by 6 percentage points compared to pro forma 2007. Overall output services experienced growth driven by growth of existing customers while remittance processing experienced a decline in revenue from existing customers.

Remittance processing services revenue for the 2007 predecessor and successor periods was negatively impacted due to the deconversion of a large customer and consumer conversion from paper to electronic payment methods. Output services revenue for the 2007 predecessor and successor periods was not significantly impacted by any unique events or trends. Output services remained relatively flat for the 2007 pro forma period compared to historical 2006.

Product sales and other revenue

Product sales and other revenue in 2008 was negatively impacted due most significantly to contract termination fees received in the 2007 predecessor period as well as a decrease in professional service fees in 2008 in the credit card and retail card businesses.

Product sales and other revenue in the 2007 predecessor period was favorably impacted in comparison to 2006 by the receipt of contract termination fees.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Reimbursable postage and other revenue

Reimbursable postage and other revenue in 2008 benefited from growth of existing clients and an increase in the postage rates in May 2007 and 2008 partially offset by lost business. Reimbursable postage and other revenue will be positively impacted in 2009 by an increase in postage rates in May.

New business and an increase in the postage rates in May 2007 positively impacted the 2007 predecessor and successor periods for reimbursable postage and other revenue in comparison to 2006. Negatively impacting the same periods was lost business.

Operating profit

Financial Services segment operating profit in 2008 and the 2007 successor period was negatively impacted due to an increase in amortization expense resulting from the purchase price assigned to intangible assets from the merger. Operating profit was further negatively impacted by the items noted above in the revenue discussion and incremental spending on platform consolidation, data center consolidation and global labor sourcing initiatives. Benefiting 2008 were decreases in compensation and other operating expenses resulting from restructurings in the fourth quarter 2007 and other reductions in staff in 2008. Such reductions in expenses were significant enough to substantially offset the impact of price reductions and lost business. Operating profit in 2008 decreased compared to the pro forma 2007 period due to the items noted above excluding the impact of increased amortization expense which was already adjusted for in the pro forma 2007 period.

In addition to the favorable and unfavorable items noted above in the revenue discussion, the Financial Services segment operating profit for the 2007 successor period was negatively impacted by purchase accounting of approximately $54 million due most significantly to amortization expense due to the purchase price assigned to intangible assets from the merger. Negatively impacting the predecessor 2007 segment operating profit as a result of the merger was the acceleration of restricted stock awards.

Operating profit decreased for pro forma 2007 compared to historical 2006 due to the factors noted above partially offset by the significant benefits from cost savings initiatives implemented in 2006 and continuing into pro forma 2007 in anticipation of continued price compression. Purchase accounting related to the merger, mostly amortization of identifiable intangible assets, negatively impacted the operating profit growth rate by 26 percentage points for pro forma 2007.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

International Segment Results

	Historical	Pro Forma	Historical
	Successor		Successor	Predecessor		Percent Change
(in millions)	Year ended December 31, 2008	Year ended December 31, 2007	Period from September 25 through December 31, 2007	Period from January 1 through September 24, 2007	Year ended December 31, 2006	Historical 2008 vs. Pro Forma 2007		Pro Forma 2007 vs. Historical 2006
Revenues:
Transaction and processing service fees	$1,401.0	$1,236.0	$375.8	$860.2	$958.0	13%		29%
Product sales and other	340.2	295.6	92.2	203.4	206.3	15%		43%
Other revenues	86.2	85.2	22.6	62.6	67.0	1%		27%

Total revenue	$1,827.4	$1,616.8	$490.6	$1,126.2	$1,231.3	13%		31%

Operating profit	$130.7	$159.0	$46.9	$93.7	$147.8	(18)%		8%
Operating margin	7%	10%	10%	8%	12%	(3	)pts	(2	)pts

	Year ended December 31,
	2008	2007	2006
Key indicators:
International transactions (a)	6,438.2	5,476.0	4,591.6			18%		19%
International card accounts on file (end of period) (b)	81.2	73.8	48.3			10%		53%

(a)	International transactions include VISA, MasterCard and other card association merchant acquiring and switching, and debit issuer transactions for clients outside the U.S. Transactions include credit, signature debit and PIN-debit POS, POS gateway and ATM transactions.
(b)	International card accounts on file include bankcard and retail.

Summary

Segment revenue in 2008 benefited from acquisitions and growth of existing clients. Negatively impacting 2008 was price compression and net lost business. Segment revenue in the 2007 predecessor and successor periods was favorably impacted compared to 2006 by acquisitions, foreign currency exchange rate movements, growth of existing clients and the net impact of new and lost business.

Acquisitions contributed 9 percentage points to segment revenue growth for the full year 2008 compared to the same 2007 pro forma period. The most significant of these acquisitions were First Data Polska in Poland and the joint venture with AIB in Ireland. Growth from existing clients positively impacted total revenue growth rates by 5 percentage points in 2008 over the comparable 2007 pro forma period.

Acquisitions contributed 16 percentage points to segment revenue growth rates in 2007 on a pro forma basis compared to historical 2006. The most significant of these acquisitions were First Data Polska (formerly POLCARD) in Poland, First Data Cono Sur (formerly Argencard) in Argentina and First Data Deutschland (“FDD” formerly Gesellschaft fur Zahlungssysteme), in Germany. In addition, foreign currency exchange rate movements positively impacted total pro forma 2007 revenue growth rates by 8 percentage points.

As a result of deteriorating global economic conditions, the Company anticipates the International segment’s revenue and operating profit to be impacted in 2009 by transaction growth pressures, decrease in new business, reduced net number of merchant accounts and potential reduced average transaction values.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Transaction and processing service fee revenue

Transaction and processing service fees revenue benefited in 2008 due generally to the factors noted above. Acquisitions benefited revenue most significantly followed by growth of existing clients driven by increased transaction volumes. Revenue from the acquisitions related mostly to merchant businesses and growth from existing clients was driven mostly by activity in Argentina, Slovakia, Greece, Korea and the UK acquiring business. Negatively impacting 2008 was price compression. Foreign currency exchange rates did not have a significant impact on growth rates in 2008.

Acquisitions contributed 9 percentage points to transaction and processing service fee revenue growth for the full year 2008 compared to the same 2007 pro forma period. Growth from existing clients positively impacted growth rates by 6 percentage points in 2008 over the comparable 2007 pro forma period. Price compression negatively impacted growth rates by 3 percentage points for these same periods.

Transaction and processing service fee revenue is driven by accounts on file and transactions. The spread between growth in these two indicators and revenue growth was driven mostly by the change in the mix of transaction types resulting from acquisitions. The effects of foreign currency exchange rate fluctuations also contributed to the spread in 2007.

Acquisitions and impact of foreign currency exchange rate movements positively impacted the 2007 predecessor and successor periods in comparison to 2006 with the exception that revenue from the FDD acquisition only benefited the predecessor period in 2007. Transaction and processing service fee revenue increased in 2007 on a pro forma basis compared to 2006 due most significantly to acquisitions. The 2007 pro forma results were also positively impacted by an increase in POS and ATM transactions resulting from growth of both existing clients and new business and, to a lesser extent, an increase in accounts on file in Canada, Austria, Italy, Germany, Argentina and China as well as continued expansion of the Australian ATM business. Negatively impacting the pro forma 2007 period compared to 2006 was lost business and price compression.

Product sales and other revenue

Product sales and other revenue benefited in 2008 from increased terminal-related revenue and the impact of acquisitions but was negatively impacted by a decrease in professional services fees in 2008 due to the completion of projects in 2007 as well as contract termination fees received in 2007.

Product sales and other revenue for the 2007 predecessor and successor periods compared to 2006 was positively impacted by terminal-related revenue driven mainly by the above described acquisitions as well as professional services fees associated with the VisionPLUS managed service supported by the Company’s Singapore office. Negatively impacting the successor period was a decrease in gains from merchant portfolio sales recognized in 2006. On a 2007 pro forma basis compared to historical 2006, the terminal-related revenue from the FDD and First Data Polska acquisitions and new sales in Canada accounted for most of the growth.

Operating profit

The segment’s operating profit in 2008 was impacted by the factors noted above. Negatively impacting 2008 operating profit was the impact of amortization expense resulting from the purchase price assigned to intangible assets from the merger, an assessment for delays in a conversion project, increased depreciation and amortization expense resulting from capital expenditures and acquisitions, and incremental infrastructure and platform consolidation expenses. Benefiting 2008 were lower employee related expenses due to merger related

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

reductions in force. Operating profit in 2008 decreased compared to pro forma 2007 due to the items noted excluding the impact of increased amortization expense which was already adjusted for in the pro forma 2007 period.

In addition to the items noted above, International segment operating profit for the 2007 predecessor and successor periods were negatively impacted by expenditures on strategic business initiatives and platform consolidation costs. Also negatively impacting segment operating profit as a result of the merger was the acceleration of restricted stock awards in the predecessor 2007 period. Negatively impacting operating profit for the 2007 successor period was platform consolidation costs and the impact of purchase accounting related to the merger most significantly related to the amortization of identifiable intangible assets of approximately $7 million.

The items that had the largest benefit to the pro forma 2007 results in comparison to historical 2006 were acquisitions, internal growth, foreign exchange rate movements and merger related purchase accounting. Acquisitions and foreign exchange rate movements accounted for approximately 27 and 12 percentage points of operating profit growth, respectively, for the 2007 pro forma period. The items with the most significant negative impact for the same period were the strategic business initiatives, platform consolidation costs, expansion into Asia and pricing.

Pro Forma Financial Information

The following Unaudited Pro Forma Condensed Consolidated Statement of Operations reflects the consolidated results of operations of the Company for the year ended December 31, 2007 as if the merger had occurred on January 1, 2007. The pro forma statement is derived from the application of pro forma adjustments to the historical Statement of Operations of the predecessor period January 1, 2007 to September 24, 2007 and the successor period from September 25, 2007 to December 31, 2007. The pro forma Condensed Consolidated Statement of Operations should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included elsewhere in this Form 10-K.

The pro forma adjustments are described in the notes to the pro forma Condensed Consolidated Statement of Operations and are based on available information and assumptions that management believes are reasonable. The pro forma adjustments and results of operations in the successor period are based on the final allocation of the purchase price and final valuation of intangible and fixed assets and reflect the modification of certain of the debt from variable to fixed interest rates. The pro forma Condensed Consolidated Statement of Operations is not necessarily indicative of the future results of operations of the successor Company or results of operations of the successor Company that would have actually occurred had the merger been consummated as of January 1, 2007.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Unaudited Pro Forma Condensed Consolidated Statement of Operations

	Historical		Pro Forma Adjustments		Pro Forma
	Successor	Predecessor
(in millions)	Period from September 25 through December 31, 2007	Period from January 1 through September 24, 2007			Year ended December 31, 2007
Revenues:
Transaction and processing service fees	$1,553.3	$3,965.9	$—		$5,519.2
Investment income, net	(8.2)	(66.9)	—		(75.1)
Product sales and other	223.0	616.4	—		839.4
Reimbursable debit network fees, postage and other	510.4	1,257.5	—		1,767.9

	2,278.5	5,772.9	—		8,051.4

Expenses:
Cost of services (exclusive of items shown below)	790.3	2,207.3	(114.2)	(a)	2,883.4
Cost of products sold	87.3	209.2	—		296.5
Selling, general and administrative	367.9	1,058.8	(150.1)	(b)	1,276.6
Reimbursable debit network fees, postage and other	510.4	1,257.5	—		1,767.9
Depreciation and amortization	367.8	476.4	409.7	(c)	1,253.9
Other operating expenses (d)	(0.2)	23.3	—		23.1

	2,123.5	5,232.5	145.4		7,501.4

Operating profit	155.0	540.4	(145.4)		550.0

Interest income	17.9	30.8	—		48.7
Interest expense	(584.7)	(103.6)	(1,348.1)	(e)	(2,036.4)
Other income (expense)	(74.0)	4.9	15.8	(f)	(53.3)

(Loss) income before income taxes, minority interest, equity earnings in affiliates and discontinued operations	(485.8)	472.5	(1,477.7)		(1,491.0)
Income tax (benefit) expense	(176.1)	125.8	(601.8)	(g)	(652.1)
Minority interest	(39.0)	(105.3)	—		(144.3)
Equity earnings in affiliates	46.8	223.0	(135.8)	(h)	134.0

(Loss) income from continuing operations	$(301.9)	$464.4	$(1,011.7)		$(849.2)

(a)	Adjustments to Cost of services consist of adjustments related to the reversal of amortization of prior year service costs and actuarial gains and losses related to defined benefit plans of $3.9 million; the reversal of costs associated with the accelerated vesting of equity awards of $105.6 million; and the reversal of rent expense of $4.7 million related to synthetic leases bought out as a result of change in control provisions.
(b)	Adjustments to Selling, general and administrative expenses consist of adjustments to recognize expense resulting from the sponsor’s management fee of $15.0 million; the reversal of merger transaction costs of $72.6 million; the reversal of costs associated with the accelerated vesting of equity awards of $89.9 million; and the reversal of amortization of prior year service costs and actuarial gains and losses related to defined benefit plans of $2.6 million.
(c)

Adjustments to Depreciation and amortization consists of adjustments related to increased other intangible asset amortization expense of $425.2 million; an adjustment for increased depreciation expense on buildings bought out of synthetic leases of $3.6 million; and an adjustment related to decreased fixed asset depreciation

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

expense of $19.1 million (although the total value of the fixed assets increased from the valuation, certain of the depreciable assets had longer lives which resulted in lower annual depreciation).
(d)	Other operating expenses include: net restructuring charges, impairments, litigation and regulatory settlements, and other.
(e)	Reflects pro forma interest expense resulting from the Company’s new capital structure. The adjustment includes interest expense, amortization of commitment fees and debt issuance costs, and the impact of interest rate swaps associated with the new facilities and notes described in Note 10 of the Consolidated Financial Statements in Item 8 of this Form 10-K less the interest expense recognized on the notes that were repaid in conjunction with the merger. The adjustment also includes amortization of structuring fees incurred upon modification of the term loan facilities also described in Note 10 of the Consolidated Financial Statements in Item 8 of this Form 10-K. The adjustment excludes the impact of the bridge financing fees paid at the closing of the merger and amortized through the date of the aforementioned modification as they are not considered indicative of long-term ongoing operations. Interest has been calculated, as applicable, at rates consistent with the final fixed interest rates stipulated in the modifications in June 2008 of the term loan facilities. Interest for floating rate debt has been calculated using the applicable effective LIBOR rate.
(f)	Represents the elimination of debt repayment costs associated with the Company’s debt existing prior to the merger.
(g)	Represents the tax effect of the pro forma adjustments, calculated at a marginal rate of 37.3% for 2007.
(h)	Adjustment to equity method investments consists of increased other intangible asset amortization expense.

Unaudited Pro Forma Segment Revenues (a)

	Successor	Predecessor	Pro Forma
(in millions)	Period from September 25 through December 31, 2007	Period from January 1 through September 24, 2007	Pro Forma Adjustments	Adjusted Revenue
Merchant Services	$1,037.3	$2,705.2	$—	$3,742.5
Financial Services	773.5	2,081.7	—	2,855.2
International	490.6	1,126.2	—	1,616.8
Prepaid Services	76.8	138.0	—	214.8
Integrated Payments Systems	34.3	71.5	—	105.8
All Other and Corporate	44.4	122.5	—	166.9
Divested businesses	12.8	35.0	—	47.8

Total segment, all other and corporate and divested businesses	$2,469.7	$6,280.1	$—	$8,749.8

Unaudited Pro Forma Segment Operating Profit

	Successor	Predecessor	Pro Forma
(in millions)	Period from September 25 through December 31, 2007	Period from January 1 through September 24, 2007	Pro Forma Adjustments			Adjusted Operating Profit

Merchant Services	$100.9	$713.3	$(441.1)	(b	)	$373.1
Financial Services	102.9	440.6	(89.9)	(c	)	453.6
International	46.9	93.7	18.4	(d	)	159.0
Prepaid Services	13.2	24.2	(11.1)	(e	)	26.3
Integrated Payments Systems	21.3	30.1	2.0	(f	)	53.4
All Other and Corporate	(67.6)	(445.6)	240.6	(g	)	(272.6)
Divested businesses	0.7	0.7	(0.1)			1.3

Total segment, all other and corporate and divested businesses	$218.3	$857.0	$(281.2)			$794.1

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

(a)	No pro forma adjustments have been made to segment revenue in 2007. Accordingly, values represent the sum of predecessor and successor periods.
(b)	Adjustments to Merchant Services segment operating profit consist of adjustments related to increased other intangible asset amortization expense; increased other intangible asset amortization expense associated with equity method investments; decreased fixed asset depreciation expense; the reversal of costs associated with the accelerated vesting of equity awards; the reversal of rent expense related to synthetic leases bought out as a result of change in control provisions; and an adjustment for increased depreciation expense on buildings purchased out of synthetic leases.
(c)	Adjustments to Financial Services segment operating profit consist of adjustments related to increased other intangible asset amortization expense; the reversal of costs associated with the accelerated vesting of equity awards; the reversal of rent expense related to synthetic leases bought out as a result of change in control provisions; decreased fixed asset depreciation expense; and an adjustment for increased depreciation expense on buildings purchased out of synthetic leases.
(d)	Adjustments to International segment operating profit consist of adjustments related to decreased other intangible asset amortization expense; decreased fixed asset depreciation expense; increased other intangible asset amortization expense associated with equity method investments; the reversal of costs associated with the accelerated vesting of equity awards; and the reversal of amortization of prior year service costs and actuarial gains and losses related to defined benefit plans.
(e)	Adjustments to Prepaid Services segment operating profit consist of adjustments related to increased other intangible asset amortization expense; and the reversal of costs associated with the accelerated vesting of equity awards.
(f)	Adjustments to Integrated Payment Systems segment operating profit consist of adjustments related to decreased other intangible asset amortization expense; and the reversal of costs associated with the accelerated vesting of equity awards.
(g)	Adjustments to All Other and Corporate operating profit consist of adjustments related to decreased other intangible asset amortization expense; decreased fixed asset depreciation expense; the reversal of costs associated with the accelerated vesting of equity awards; the reversal of amortization of prior year service costs and actuarial gains and losses related to defined benefit plans; adjustments to recognize expense resulting from the sponsor’s management fee; and the reversal of merger transaction costs.

Capital Resources and Liquidity

The Company’s source of liquidity is principally cash generated from operating activities supplemented as necessary on a very short-term basis by borrowings against its revolving credit facility. The economic downturn (described in greater detail under “Economic Conditions” above) is expected to have at least a near term impact on the capital resources provided by operating activities. If the impact is more than expected, certain capital expenditures may be limited and, in an extreme situation, may require the use of the revolving credit facility to fund interest payments or capital expenditures; however, to prevent such measures, the Company has implemented cost saving initiatives that it expects will allow it to continue to fund such items from operating activities. Based on the above, the Company believes its current level of cash and short-term financing capabilities along with future cash flows from operations are sufficient to meet the needs of the business. The following discussion highlights the Company’s cash flow activities from continuing operations and the sources and uses of funding during the successor year ended December 31, 2008, the successor period from September 25, 2007 through December 31, 2007, the predecessor period from January 1, 2007 through September 24, 2007 and the year ended December 31, 2006.

Cash and Cash Equivalents

Investments (other than those included in settlement assets) with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates market value. At December 31, 2008 and December 31, 2007, the Company held $406.3 million and $606.5 million in cash and cash equivalents, respectively.

Cash and cash equivalents held by IPS are not available to fund any operations outside of the IPS business. At December 31, 2008 and 2007, the cash and cash equivalents held by IPS totaled $180.3 million and $147.3 million, respectively. All other domestic cash balances, to the extent available, are used to fund FDC’s short-term liquidity needs.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Cash and cash equivalents held outside of the U.S. at December 31, 2008 and December 31, 2007 were $166.1 million and $203.4 million, respectively. As of December 31, 2008, there was approximately $50 million of cash and cash equivalents held outside of the U.S. that could be used for general corporate purposes. The Company funded approximately $60 million in 2008 to its operations in the United Kingdom for various operating purposes, expense initiatives and capital investments. The Company plans to fund any cash needs in 2009 within the International segment itself, but if necessary, could fund such needs using cash from the U.S.

Cash Flows from Operating Activities from Continuing Operations

	Successor		Predecessor
Source/(use) (in millions)	Year ended December 31, 2008	Period from September 25 through December 31, 2007	Period from January 1 through September 24, 2007	Year ended December 31, 2006
Net (loss) income from continuing operations	$(3,764.3)	$(301.9)	$464.4	$847.7
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	1,559.6	427.2	540.2	700.8
Other non-cash and non-operating items, net	3,224.3	38.2	88.7	(56.1)
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable, current and long-term	(86.4)	(316.9)	(145.4)	(183.8)
Other assets, current and long-term	297.4	124.8	(28.7)	46.8
Accounts payable and other liabilities, current and long-term	(13.1)	(100.8)	(4.8)	(60.0)
Income tax accounts	(768.8)	(61.4)	69.6	117.8
Excess tax benefit from share-based payment arrangement	(13.1)	—	(219.8)	(124.2)

Net cash provided by (used in) operating activities from continuing operations	$435.6	$(190.8)	$764.2	$1,289.0

Cash flows provided by (used in) operating activities for the periods presented resulted from normal operating activities and reflect the timing of the Company’s working capital requirements.

The most significant sources of cash in 2008 were associated with the collection of receivables, distributions of earnings associated with certain affiliates and the timing of certain settlement arrangements. Offsetting these sources were uses of cash associated with a $246 million funding of domestic settlement obligations which should have been received from a card association on December 31, 2008 but was not received until the first business day of 2009 due to a file transfer issue and payments for various liabilities the most significant of which included interest payments on long-term debt, incentive compensation payments, payments to certain minority interest holders, pension plan contributions to the United Kingdom pension plan and income taxes. Cash interest payments totaled $1.4 billion in 2008 and are expected to be slightly higher in 2009.

The source of cash in 2008 compared to the use of cash in the successor 2007 period and the source of cash in the predecessor 2007 period resulted most significantly from timing associated with certain settlement arrangements and collections of receivables and a decrease in the use of cash associated with the excess tax benefit from share-based payment arrangement resulting from the accelerated payout of stock options and

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

restricted stock in 2007 in conjunction with the merger. Partially offsetting these items were larger uses of cash in 2008 resulting from incentive compensation payments as well as interest payments on long-term debt. Cash flows from operating activities in 2008 were lower, in part, due to earnings associated with CPS not being distributed as the result of potential cash needs associated with the termination of the Alliance.

The most significant uses of cash in the successor 2007 period were associated with timing of certain settlement arrangements and payments for various liabilities the most significant of which included employee related liabilities, interest payments on long-term debt, severance payments and pension plan contributions to the United Kingdom pension plan. Partially offsetting these uses were sources of cash associated with collections of receivables and distributions of earnings associated with certain affiliates as well as a net refund of income taxes. The most significant sources of cash in the predecessor 2007 period were associated with the collection of receivables and distributions of earnings associated with certain affiliates. Partially offsetting these sources were uses of cash associated with timing of certain settlement arrangements and payments for various liabilities, net payments of income taxes and payments totaling approximately $70 million for merger related costs.

The use of cash in the successor 2007 period and the source of cash in the predecessor 2007 period compared to the source of cash in 2006 resulted most significantly from timing of collections of receivables, timing associated with certain settlement arrangements, timing of payments for various liabilities, increased interest payments on long-term debt in the successor period, and an increase in the use of cash associated with the excess tax benefit from share-based payment arrangement related to the payout/exercise of stock options and restricted stock held by FDC employees. Partially offsetting these net relative uses was a source of cash in the 2007 successor period for distributions of earnings associated with certain affiliates as well as a net refund of income taxes received in the 2007 predecessor and successor periods compared to net payments of income taxes in 2006.

The most significant sources of cash in 2006 resulted mostly from timing associated with certain settlement arrangements and collections of receivables partially offset by payments for various liabilities, income tax payments and the excess tax benefit associated with the significant number of stock options exercised during the first quarter of 2006.

The Company expects to fund interest payments on long-term debt and future pension plan contributions with cash flows from operating activities. If such cash flows are not sufficient, the Company will utilize its revolving credit facility or reduce discretionary spending.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Cash Flows from Investing Activities from Continuing Operations

	Successor		Predecessor
Source/(use) (in millions)	Year ended December 31, 2008	Period from September 25 through December 31, 2007	Period from January 1 through September 24, 2007	Year ended December 31, 2006
Merger, net of cash acquired	—	$(25,756.2)	—	—
Current period acquisitions, net of cash acquired	$(267.1)	(136.6)	$(690.3)	$(287.5)
Payments related to other businesses previously acquired	(35.6)	(0.5)	(50.0)	(51.1)
Proceeds from dispositions, net of expenses paid and cash disposed	215.1	—	—	198.7
Additions to property and equipment, net	(283.9)	(55.2)	(275.5)	(170.4)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(163.9)	(57.5)	(123.7)	(129.7)
Proceeds from the sale of marketable securities	74.9	14.1	11.8	45.0
Dividend received from discontinued operations	—	—	—	2,500.0
Cash retained by Western Union	—	—	—	(1,327.8)
Other investing activities	(1.3)	108.7	(9.5)	202.6

Net cash (used in) provided by investing activities from continuing operations	$(461.8)	$(25,883.2)	$(1,137.2)	$979.8

Merger

As discussed in Note 2 to the Consolidated Financial Statements included in Item 8 of this Form 10-K, the Company merged with an entity controlled by affiliates of KKR on September 24, 2007. The $25.8 billion represents the use of cash to purchase the FDC shares from its shareholders as well as other related transaction costs.

Acquisitions

The Company finances acquisitions through a combination of internally generated funds, short-term borrowings and equity of its parent company. The Company continues to pursue opportunities that strategically fit into the business. Additionally, the Company continues to manage its portfolio of businesses and evaluate the possible divestiture of businesses that do not match its long-term growth objectives. For a more detailed discussion on acquisitions in 2008, the 2007 successor period, the 2007 predecessor period and 2006 refer to Note 4 to the Consolidated Financial Statements included in Item 8 of this Form 10-K. All acquisitions during these periods were funded from cash flows from operating activities other than the acquisition of the Company’s proportionate share of CPS discussed in “significant non-cash transactions” below.

The Company expects to fund significantly less in 2009 for acquisitions than in prior years. During 2009, the Company anticipates funding certain of its merchant alliance partners for referrals contributed to the alliances. If cash flows from operating activities are not sufficient to fund acquisitions, the Company may borrow against its revolving credit facility or find other sources of financing.

Payments Related to Other Businesses Previously Acquired

For all periods, payments related to other businesses previously acquired related mostly to contingent consideration largely associated with a merchant alliance. The payment in 2008 was recognized as a part of

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

purchase accounting and did not result in an increase in assets. In connection with the transaction with the applicable merchant alliance as of December 31, 2008 and as described in “Overview” above, the Company is subject to no additional contingent consideration on this alliance.

Proceeds from dispositions, net of expenses paid and cash disposed

The source of cash in 2008 resulted from the Company selling its interest in Early Warning Services, which had been accounted for under the equity method, and selling its subsidiary Active Business Services Ltd., both in the third quarter of 2008, as well as from selling its subsidiary Peace in October 2008 and, as described in “Overview” above, from reducing its ownership interest in the alliance with Wells Fargo in December 2008.

Proceeds from dispositions in 2006 related to the sale of the Company’s majority ownership interest in its subsidiaries PPS and IDLogix, and the sale of its subsidiary Taxware.

Capital Expenditures

The Company incurred capital expenditures consisting of property and equipment, payments to secure customer service contracts and capitalized systems development costs, including expenditures related to data center consolidation, of approximately $448 million in 2008. Capital expenditures are estimated to be approximately $350 million in 2009 including expenditures related to the U.S. data center consolidation. Capital expenditures were funded through cash flows from operating activities. Capital expenditures in 2009 are also expected to be funded by cash flows from operations. If cash flows from operating activities are insufficient, the Company will decrease its discretionary capital expenditures or utilize its revolving credit facility.

Capital expenditures in 2007 were high due mostly to the purchase of buildings and fixed assets out of synthetic leases triggered by the merger, expenditures related to the U.S. data center consolidation and an increase in contract costs.

Proceeds from the Sale of Marketable Securities

Proceeds from the sale of marketable securities in 2008 as well as the 2007 successor period resulted from the sale of MasterCard shares and, in 2008, the sale of one additional investment. Proceeds in the predecessor period in 2007 resulted from the partial liquidation of miscellaneous marketable securities. Proceeds from the sale of marketable securities in 2006 included $33.5 million from the partial liquidation of marketable securities acquired in the Concord merger and $10.5 million from the redemption of MasterCard stock.

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

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Other Investing Activities

The use of cash from other investing activities in 2008 related mostly to $12.3 million in illiquid money market funds reclassified from cash and cash equivalents in December 2008 and other items not individually significant. These were mostly offset by a source of cash related to proceeds from the sale of merchant portfolios and the redemption of VISA stock. Due to volatility in the global credit and capital markets, certain of the Company’s portfolio holdings within settlement assets lack liquidity or are otherwise impaired. Refer to Note 20 to the Consolidated Financial Statements included in Item 8 of this Form 10-K for a description of the impacted securities. The Company does not anticipate the need to liquidate the securities currently lacking liquidity until after 2009.

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

Cash Flows from Financing Activities from Continuing Operations

	Successor		Predecessor
Source/(use) (in millions)	Year ended December 31, 2008	Period from September 25 through December 31, 2007	Period from January 1 through September 24, 2007	Year ended December 31, 2006
Short-term borrowings, net	$(41.9)	$238.5	$26.3	$176.0
Principal payments on long-term debt	(326.8)	(2,033.3)	(126.6)	(2,412.8)
Proceeds from issuance of long-term debt	100.4	21,245.7	—	—
Proceeds from issuance of common stock	—	7,224.4	187.4	729.8
Capital contributed by Parent	126.8	—	—	—
Excess tax benefit from share-based payment arrangement	13.1	—	219.8	124.2
Purchase of treasury shares	—	—	(371.8)	(1,252.5)
Cash dividends	(1.8)	—	(67.7)	(183.6)

Net cash (used in) provided by financing activities from continuing operations	$(130.2)	$26,675.3	$(132.6)	$(2,818.9)

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Short-Term Borrowings, net

In conjunction with the merger in September 2007, the Company entered into a $2.0 billion senior secured revolving credit facility with a term of six years for which interest is payable based upon LIBOR plus an applicable margin. The Company had $18 million and $60 million outstanding against the revolving credit facility as of December 31, 2008 and 2007, respectively. The Company utilizes its revolving credit facility on a short-term basis to fund investing or operating activities when cash flows from operating activities are not sufficient. As of December 31, 2008, $1.7 billion remained available under this facility after considering the amount outstanding above as well as the Lehman Brothers Holdings Inc. (“Lehman”) matter and the letters of credit issued under the facility both discussed below.

An affiliate of Lehman provides a commitment in the amount of $230.6 million of the Company’s $2.0 billion senior secured revolving credit facility. After filing for bankruptcy in September 2008, the affiliate declined to participate in a request for funding under the Company’s senior secured revolving credit agreement and the Company has no assurances that they will participate in any future funding requests or that the Company could obtain replacement loan commitments from other banks. In the event the Company decides to draw upon the senior secured revolving credit facility and the affiliate of Lehman does not fund its obligation in accordance with the credit agreement, the Company believes its remaining capacity under its senior secured revolving credit facility is sufficient to meet its short-term and long-term liquidity needs. There are multiple institutions that have commitments under this facility with none representing more than approximately 15% of the remaining capacity. The Company is monitoring the financial stability of other financial institutions that have made commitments under the revolving credit facility. Certain of these financial institutions are receiving support from the federal government in light of current financial conditions. Although these financial institutions remain highly-rated (in the A category or higher), their ability to satisfy their commitments may be dependent on receiving continued support from the federal government.

The Company had a $1.5 billion commercial paper program in the 2007 predecessor period that was issued under a $1.5 billion revolving credit facility, both of which terminated in conjunction with the merger.

The use of cash related to short-term borrowings in 2008 resulted from a net $42.0 million payment on the senior secured revolving credit facility as well as timing of draws and payments on credit lines associated with settlement activity. The senior secured revolving credit facility can be used, without covenant restriction, for working capital and general corporate purposes. The source of cash in the successor period from September 25, 2007 through December 31, 2007 was related to $60 million drawn on the senior secured revolving credit facility as well as timing of draws and payments on credit lines associated with settlement activity. The source of cash in the predecessor period from January 1, 2007 through September 24, 2007 related to timing of draws and payments on credit lines associated with settlement activity. The source of cash in 2006 included net proceeds and cash outlays related to the issuance and paydown of commercial paper partially offset by a net draw on a credit line associated with settlement activity.

Principal Payments on Long-Term Debt

During 2008, the Company made payments of $128.4 million related to its senior secured term loan facility and $81.7 million related to notes due in 2008 and repurchased $18.7 million in debt (par value of $30 million). In June 2008, the Company paid $34.1 million in fees in connection with a modification of the bridge facilities which were capitalized as deferred financing costs.

In January 2007, the Company repurchased $32.4 million of its 4.7% senior notes due August 1, 2013, $30.2 million of its 4.85% senior notes due October 1, 2014, and $28.0 million of its 4.95% senior notes due June 15,

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

2015. On September 24, 2007 and in conjunction with the merger, the Company repurchased $2.0 billion of debt. In December 2007, the Company paid off its medium-term note due in 2008 for $25.6 million. During the successor 2007 period, the Company made payments of $32.0 million related to its senior secured term loan facility.

In September 2006, the Company paid off senior notes in the amount of $650 million. In November and December 2006, the Company repurchased approximately $1.7 billion of its long-term debt with proceeds from the spin-off.

Payments for capital leases were $57.1 million for 2008, $14.3 million for the successor period from September 25, 2007 through December 31, 2007, $35.0 million for the predecessor period from January 1, 2007 through September 24, 2007 and $40.4 million for the year ended December 31, 2006.

Proceeds from Issuance of Long-Term Debt

On September 24, 2007, the Company entered into several new debt instruments in conjunction with the merger. Details of each instrument are described in Note 10 to the Consolidated Financial Statements included in Item 8 of this Form 10-K. The current adverse economic conditions in the U.S. and around the world and the potential negative impact such conditions could have on the Company’s results of operations, have impacted the Company’s debt ratings and could have further impact based on future economic developments. As of March 24, 2009, the Company’s long-term corporate family rating from Moody’s was B2 (negative watch). The long-term local issuer credit rating from Standard and Poor’s was B (stable). The long-term issuer default rating from Fitch was B+ (negative outlook). Additionally, these economic conditions and the Company’s current level of debt may impair the ability of the Company to get additional funding beyond its revolving credit facility.

In 2008, the Company received $100.4 million from its senior secured term loan facility as a result of a draw on the Company’s delayed draw term loan when an equal amount of pre-merger notes were repaid. As of December 31, 2008, the Company’s ability to draw on its delayed draw term loan expired.

The Company received $21.2 billion, net of debt issuance costs, in the successor period from September 25, 2007 through September 30, 2007 resulting from debt issued in conjunction with the merger. Also in the successor 2007 period, the Company received $25.6 million from its senior secured term loan facility as a result of a draw on the Company’s delayed draw term loan when an equal amount of pre-merger notes were repaid.

Proceeds from Issuance of Common Stock

The Company received proceeds in the 2007 successor period representing equity funding from its parent, First Data Holdings, Inc. (“Holdings”) related to the merger. Proceeds during the 2007 predecessor period and during 2006 resulted from stock option exercises and purchases under the Company’s employee stock purchase plan.

Capital Contributed by Parent

During 2008, the Company received capital contributions from Holdings, comprised mostly of the proceeds from purchases of shares in Holdings by certain management employees of FDC. The Company used these contributions to fund operations.

Excess Tax Benefit from Share-based Payment Arrangement

The excess tax benefit from share-based payment arrangements is discussed in the “Cash Flows from Operating Activities from Continuing Operations” section above.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Purchase of Treasury Shares

During the predecessor period in 2007, the Company repurchased 11.2 million shares for $335.3 million related to employee benefit plans. During 2006, the Company repurchased 22.4 million shares for $961.1 million related to employee benefit plans. The decrease in shares purchased in 2007 compared to 2006 was a result of a significant number of stock option exercises during the first quarter 2006. The difference between the cost of shares repurchased noted in the table above and the amount reflected in the Consolidated Statements of Cash Flows is due to timing of trade settlements. The Company did not repurchase any shares under its board authorized stock repurchase programs during the predecessor period in 2007. The Company repurchased 13.1 million shares for $325.8 million under its board authorized stock repurchase programs in 2006.

Cash Dividends

The Company paid cash dividends to Holdings in 2008 to fund miscellaneous, minor operational needs. The decrease in cash dividends from the predecessor period in 2007 is due to the merger and the associated suspension of regular quarterly dividends. The decrease in cash dividends in the 2007 predecessor period compared to 2006 was due most significantly to the Company decreasing its quarterly dividend from $0.06 per share to $0.03 per share for common stockholders of record subsequent to the Western Union spin-off.

Letters, Lines of Credit and Other

	Total Available	Total Outstanding
	As of December 31,	As of December 31,
(in millions)	2008	2008	2007
Letters of Credit (a)	$514.3	$54.0	$37.4
Lines of Credit and Other (b)	$608.9	$294.7	$302.1

(a)	Up to $500 million of the Company’s $2.0 billion senior secured revolving credit facility is available for letters of credit of which $39.7 million of letters of credit were issued under the facility as of December 31, 2008. An additional $14.3 million of letters of credit were outstanding associated with other arrangements. Outstanding letters of credit are held in connection with certain business combinations, lease arrangements, bankcard association agreements and other security agreements. All letters of credit expire prior to February 28, 2010 with a one-year renewal option. The Company expects to renew most of the letters of credit prior to expiration.
(b)	Represents $382.5 million of committed lines of credit as well as certain uncommitted lines of credit and other agreements that are available to fund settlement activity and are associated with First Data Deutschland, Cashcard Australia, Ltd., the joint venture with AIB, First Data Polska and the Merchant Solutions joint venture. Except for $14.0 million available for working capital needs, the Company cannot use these lines of credit for general corporate purposes. Certain of these arrangements are uncommitted but, as of the period presented, the Company had borrowings outstanding against them. The totals available in functional currencies as of December 31, 2008 were approximately 305 million euro, 160 million Australian dollar, 205 million Polish zloty and 2.5 billion Korean won.

The Company believes its liquidity exposure associated with its lines of credit is slightly increased as a result of the weakening of the global economy; however, the Company does not believe this will have any impact on the overall liquidity of the Company. In the event one or more of the aforementioned lines of credit is no longer available, the Company will utilize its existing cash, cash flows from operating activities or its revolving credit facility to meet its liquidity needs.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Significant Non-Cash Transactions

During 2008, the principal amount of the Company’s senior unsecured PIK term loan facility increased by $197.4 million resulting from the “payment” of accrued interest expense. Beginning October 1, 2011, the interest on the PIK term loan facility will be required to be paid in cash and the first such payment will be due in March 2012.

During the year ended December 31, 2008, the Company entered into approximately $89 million of capital leases.

On September 17, 2008, the Company launched a registered exchange offer to exchange the $2.2 billion aggregate principal amount of its 9.875% senior notes due 2015 for publicly tradable notes having substantially identical terms and guarantees, except that the exchange notes will be freely tradable. Substantially all of the notes were exchanged effective October 21, 2008. There was no expenditure, other than professional fees incurred in connection with the Registration Statement itself, or receipt of cash associated with this exchange.

In accordance with the terms of the amended senior unsecured term loan and senior subordinated unsecured term loan facilities, the Company exchanged substantially all of the remaining balance of its 9.875% senior unsecured cash-pay term loan bridge loans due 2015 as well as all of its 10.55% senior unsecured PIK term loan bridge loans due 2015 and 11.25% senior subordinated unsecured term loan bridge loans due 2016 for senior unsecured cash-pay notes, senior unsecured PIK notes and senior subordinated unsecured notes, respectively, in each case having substantially identical terms and guarantees with the exception of interest payments being due semi-annually on March 31 and September 30 of each year instead of quarterly. The holders of the remaining borrowings outstanding under the senior unsecured cash-pay term loan bridge loan may exchange, at the option of the lender, for senior unsecured cash-pay notes on the 15th day of each calendar month subsequent to this initial Exchange Offering. There was no expenditure, other than professional fees incurred in connection with the Exchange Offering itself, or receipt of cash associated with this exchange.

On November 1, 2008, the Company and JPMorgan Chase terminated their merchant alliance joint venture, CPS, which was the Company’s largest merchant alliance. The Company received its proportionate 49% share of the assets of the joint venture, including domestic merchant contracts, an equity investment in Merchant Link, a full-service ISO and Agent Bank unit, and a portion of the employees. The receipt of the Company’s proportionate share of CPS was accounted for as a business combination and was a non-cash transaction.

Significant non-cash transactions during the 2007 predecessor period included the grant of approximately 3.7 million shares of restricted stock to certain employees. During the 2007 successor period, the Company increased the principal amount of its senior unsecured PIK term loan facility by $67.5 million resulting from the “payment” of accrued interest expense. Capital leases into which the Company entered during the successor and predecessor periods in 2007 were immaterial.

Significant non-cash transactions during 2006 included the issuance of approximately 1.1 million shares of restricted stock to certain employees in conjunction with the Company’s incentive compensation plan. Capital leases into which the Company entered during 2006 were immaterial.

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

Guarantees and Covenants

All obligations under the senior secured revolving credit facility and senior secured term loan facility are unconditionally guaranteed by substantially all existing and future, direct and indirect, wholly owned, material domestic subsidiaries of the Company other than Integrated Payment Systems Inc. The senior secured facilities contain a number of covenants that, among other things, restrict the Company’s ability to incur additional indebtedness; create liens; enter into sale and leaseback transactions; engage in mergers or consolidations; sell or transfer assets; pay dividends and distributions or repurchase the Company’s or its parent company’s capital stock; make investments, loans or advances; prepay certain indebtedness; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing certain indebtedness; and change its lines of business. The senior secured facilities also require the Company to not exceed a maximum senior secured leverage ratio and contain certain customary affirmative covenants and events of default, including a change of control. The senior secured term loan facility also requires mandatory prepayments based on a percentage of excess cash flow generated by the Company.

All obligations under the senior publicly tradable notes, senior unsecured cash-pay notes, senior unsecured PIK notes, and senior subordinated unsecured notes are similarly guaranteed on a subordinated basis in accordance with their terms by each of the Company’s domestic subsidiaries that guarantee obligations under the Company’s senior secured term loan facility described above. These notes and facilities also contain a number of covenants similar to those described for the senior secured term loan facility noted above. The Company is in compliance with all applicable covenants as of December 31, 2008 and anticipates it will remain in compliance in future periods.

Although the senior secured revolving credit facility, senior secured term loan facility, senior publicly tradable notes, senior unsecured cash-pay notes, senior unsecured PIK notes, and senior subordinated unsecured notes contain restrictions on the Company’s ability to incur additional indebtedness, these restrictions are subject to numerous qualifications and exceptions, the most significant of which is the ability to incur indebtedness in connection with the Company’s settlement operations. The Company believes that the indebtedness that can be incurred under these exceptions as well as additional credit under the existing senior secured revolving credit facility are sufficient to satisfy the Company’s intermediate and long-term needs.

Covenant Compliance

Under the senior secured revolving credit and term loan facilities and the associated indentures, certain limitations, restrictions and defaults could occur if the Company is not able to satisfy and remain in compliance with specified financial ratios. The Company has agreed that after October 1, 2008 it will not permit the Consolidated Senior Secured Debt to Consolidated EBITDA (both as defined in the agreement) Ratio for any 12 month period (last four fiscal quarters) ending during a period set forth below to be greater than the ratio set forth below opposite such period:

Period	Ratio
October 1, 2008 to September 30, 2009	7.25 to 1.00
October 1, 2009 to September 30, 2010	7.00 to 1.00
October 1, 2010 to September 30, 2011	6.75 to 1.00
October 1, 2011 to September 30, 2012	6.50 to 1.00
October 1, 2012 to September 30, 2013	6.25 to 1.00
Thereafter	6.00 to 1.00

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

The breach of this covenant could result in a default under the senior secured revolving credit facility and the senior secured term loan credit facility and the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration would also result in a default under the indentures and senior unsecured loans. As of December 31, 2008, the Company is in compliance with this covenant with Consolidated Senior Secured Debt of $12,939.7 million, Consolidated EBITDA of $2,953.9 million and a Ratio of 4.38 to 1.00.

In determining Consolidated EBITDA, EBITDA is calculated by reference to income (loss) from continuing operations plus interest and other financing costs, net, provision for income taxes, and depreciation and amortization. Consolidated EBITDA as defined in the agreements (also referred to as debt covenant EBITDA) is calculated by adjusting EBITDA to exclude unusual items and other adjustments permitted in calculating covenant compliance under the indentures and the credit facilities. The Company believes that the inclusion of supplementary adjustments to EBITDA applied in presenting Consolidated EBITDA are appropriate to provide additional information to investors to demonstrate the Company’s ability to comply with its financing covenants.

The calculation of Consolidated EBITDA under the senior secured term loan facility is as follows (in millions):

Last Twelve months ended December 31, 2008
Loss from continuing operations	$(3,764.3)
Interest expense, net (1)	1,938.9
Income tax (benefit) expense	(699.2)
Depreciation and amortization	1,559.6

EBITDA (13)	(965.0)

Stock based compensation (2)	16.6
Other items (3)	3,286.7
Debt repayment gain (4)	(7.0)
Official check and money order EBITDA (5)	(5.7)
Cost of data center, technology and other savings initiatives (6)	222.3
Transaction related fees	5.3
Purchase accounting (7)	24.6
Sponsor’s annual management fee	20.4
Pre-acquisition EBITDA of acquired or divested businesses (8)	(3.1)

Adjusted EBITDA (13)	2,595.1

Projected near-term cost savings (9)	125.0

Adjusted EBITDA plus projected near-term cost savings (13)	2,720.1

Minority interest (10)	156.3
Equity entities taxes, depreciation and amortization (11)	73.4
Other (12)	4.1

Consolidated EBITDA (13)	$2,953.9

(1)	Includes interest expense and interest income.
(2)	Stock based compensation recognized as expense.
(3)	Other items include net restructuring, impairments, investment gains and losses, derivative financial instruments gains and losses, net divestitures, non-operating foreign currency gains and losses and other.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

(4)	Gain resulting from the early repayment of long-term debt.
(5)	Represents an adjustment to exclude the official check and money order businesses from EBITDA due to the Company’s wind-down of these businesses.
(6)	Represents implementation costs associated with initiatives to reduce operating expenses including items such as platform and data center consolidation initiatives in the International segment, expense related to the reorganization of global application development resources, expense associated with domestic data center consolidation initiatives and planned workforce reduction expenses, all of which are considered one-time projects (excludes costs accrued in purchase accounting).
(7)	Represents the effect of purchase accounting on EBITDA which is primarily the result of revenue recognition adjustments.
(8)	Reflects the EBITDA of companies acquired or divested after December 31, 2007 through December 31, 2008, as if these companies had been acquired or divested on January 1, 2008.
(9)	Reflects cost savings projected to be achieved within twelve months on an annualized basis principally in connection with cost savings initiatives described in Note 6.
(10)	Reflects all minority interest.
(11)	Represents the Company’s proportional share of income taxes, depreciation, and amortization on equity method investments.
(12)	Includes non-capitalized merger and acquisition costs, losses on equity method investments, and amortization of unrecognized actuarial gains and losses on pensions.
(13)	EBITDA is defined as income (loss) from continuing operations plus net interest expense, income taxes, depreciation and amortization. EBITDA is not a recognized term under GAAP and does not purport to be an alternative to income from continuing operations as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA is not intended to be a measure of free cash flow available for management’s discretionary use as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. The presentation of EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP. Management believes EBITDA is helpful in highlighting trends because EBITDA excludes the results of decisions that are outside the control of operating management and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. In addition, EBITDA provides more comparability between the Company’s predecessor results and the Company’s successor results that reflect purchase accounting and the Company’s new capital structure. Management compensates for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone.

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

Adjusted EBITDA plus projected near-term cost savings is defined as Adjusted EBITDA further adjusted to reflect cost savings projected to be achieved within twelve months on an annualized basis principally in connection with cost savings initiatives described in Note 6 above. Management believes the supplementary adjustments are appropriate to provide investors additional information about near term cost cutting initiatives.

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

Off-Balance Sheet Arrangements

During 2008, the Company did not engage in any off-balance sheet financing activities. During the predecessor 2007 and 2006 periods, other than facility and equipment leasing arrangements, the Company did not engage in off-balance sheet financing activities. Prior to the merger, the Company had several synthetic operating lease arrangements. On September 20, 2007, the Company purchased the buildings and equipment under its synthetic operating lease arrangements as contractually required due to change in control provisions contained in the agreements. In 2006, the Company purchased one of the buildings under its synthetic operating lease arrangements and contributed it to Western Union as part of the spin-off. The Company also purchased the Memphis facility under the synthetic lease and sold it to a third party for less than the liability assumed in the Concord merger. Rent expense related to synthetic operating leases was $4.7 million for the predecessor period from January 1, 2007 through September 24, 2007 and $9.0 million for the year ended December 31, 2006.

Contractual Obligations

The Company’s contractual obligations as of December 31, 2008 are as follows (in millions):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Borrowings (a)	$31,994.1	$1,844.3	$4,450.0	$3,125.1	$22,574.7
Capital lease obligations (b)	234.2	57.0	89.2	23.4	64.6
Operating leases	244.5	59.8	91.4	43.1	50.2
Pension plan contributions (c)	34.4	34.4	—	—	—
Purchase obligations (d):
Technology and telecommunications (e)	748.9	571.7	149.1	23.7	4.4
All other (f)	369.0	219.3	126.3	23.4	—
Other long-term liabilities	83.7	45.7	37.1	0.5	0.4

	$33,708.8	$2,832.2	$4,943.1	$3,239.2	$22,694.3

(a)	Includes future cash interest payments on long-term borrowings through scheduled maturity dates. Includes $12,732.3 million of variable rate debt. Also includes the impact of interest rates swaps that convert $7,500 million of the variable rate debt to fixed rates. The swaps expire in 2010 and 2012. Interest payments for the variable rate debt and the associated interest rate swaps were calculated using interest rates as of December 31, 2008.
(b)	Includes future payments on capital leases, including interest expense, through scheduled expiration dates.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

(c)	The amount of pension plan contributions depends upon various factors that cannot be accurately estimated beyond a one-year time frame.
(d)	Many of the Company’s contracts contain clauses that allow the Company to terminate the contract with notice, and with or without a termination penalty. Termination penalties are generally an amount less than the original obligation. Certain contracts also have an automatic renewal clause if the Company does not provide written notification of its intent to terminate the contract. Obligations under certain contracts are usage-based and are, therefore, estimated in the above amounts. Historically, the Company has not had any significant defaults of its contractual obligations or incurred significant penalties for termination of its contractual obligations.
(e)	Technology and telecommunications includes obligations related to hardware purchases, which includes purchases of ATMs and terminals, software licenses, hardware and software maintenance and support, technical consulting services and telecommunications services. The Company anticipates it will renew approximately $225 million of significant telecommunications contracts that expire during 2009. Payments related to these contracts are included in the table above through the current expiration date.
(f)	Other includes obligations related to materials, data, non-technical contract services, facility security, investor management fees, maintenance and marketing promotions.

The Company adopted Financial Account Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109,” in January 2007. At December 31, 2008, the Company had approximately $532 million of tax contingencies included in long-term income taxes payable in the “Other long-term liabilities” line of the Consolidated Balance Sheets, including approximately $132 million of income tax liabilities for which Western Union is required to indemnify the Company. Timing of tax payments is dependent upon various factors which cannot be reasonably estimated at this time.

Critical Accounting Policies

Stock-Based Compensation

Upon the September 24, 2007 close of the merger, the vesting of FDC stock options, restricted stock awards and restricted stock units (including Western Union stock options, restricted stock awards and restricted stock units held by FDC personnel) was accelerated and the associated expense recorded in the predecessor financial statements. These stock-based compensation plans were terminated at that time. On October 26, 2007, the Company established a stock incentive plan for certain management employees of FDC and its affiliates (“stock plan”). This stock plan is at the Holdings level which owns 100% of FDC’s equity interests. The stock plan provides the opportunity for certain management employees to purchase shares in Holdings and then receive a number of stock options or restricted stock based on a multiple of their investment in such shares. The expense associated with this plan is recorded by FDC. FDC uses the Black-Scholes option pricing model to measure the fair value of equity-based awards. The Company chose the Black-Scholes model based on the Company’s experience with the model and the determination that the model could be used to provide a reasonable estimate of the fair value of awards with terms such as those issued by Holdings. Option-pricing models require estimates of a number of key valuation inputs including expected volatility, expected dividend yield, expected term and risk-free interest rate. Certain of these inputs are more subjective than in previous periods due to FDC being privately held and thus not having objective historical or public information. The most subjective inputs are the expected term, expected volatility and determination of share value. The expected term is determined using probability weighted expectations and expected volatility is determined using a selected group of guideline companies as surrogates for FDC.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

On a quarterly basis, the Company estimates the fair value of Holdings common stock with the assistance of a third party valuation firm. The Company relies on the results of a discounted cash flow analysis but also considers the results of a market approach. The discounted cash flow analysis is dependent on a number of significant management assumptions regarding the expected future financial results of the Company and Holdings as well as upon estimates of an appropriate cost of capital. A sensitivity analysis is performed in order to establish a narrow range of estimated fair values for the shares of Holdings common stock. The market approach consists of identifying a set of guideline public companies. Multiples of historical and projected EBITDA determined based on the guideline companies is applied to Holdings’ EBITDA in order to establish a range of estimated fair value for the shares of Holdings common stock. The Company considers the results of both of these approaches, placing primary reliance on the discounted cash flow analysis. The concluded range of fair values is also compared to the value determined by the Board of Directors for use in transactions, including stock sales and repurchases. After considering all of these estimates of fair value, the Company then determines a single estimated fair value of the stock to be used in accounting for share based compensation.

The current stock plan includes performance options that vest based upon Company EBITDA targets for the years 2008 through 2012. These EBITDA targets have both annual and cumulative components. The Company did not meet the 2008 annual EBITDA target associated with the performance stock options. In addition, the Company could not conclude it is probable that the annual or cumulative future EBITDA targets associated with the performance stock options will be met given the current economic conditions. As such, the Company reversed $7.7 million of stock compensation expense in the fourth quarter 2008 that was recognized in the first three quarters of 2008 which represents the entire accrual and is not planning to recognize expense related to these options in future periods unless or until attainment of applicable targets is judged to be probable.

Reserve for Merchant Credit Losses and Check Guarantees

With respect to the merchant acquiring business, the Company’s merchant customers (or those of its unconsolidated alliances) have the liability for any charges properly reversed by the cardholder. In the event, however, that the Company is not able to collect such amounts from the merchants due to merchant fraud, insolvency, bankruptcy or another reason, the Company may be liable for any such reversed charges. The Company’s risk in this area primarily relates to situations where the cardholder has purchased goods or services to be delivered in the future such as airline tickets.

The Company’s obligation to stand ready to perform is minimal in relation to the total dollar volume processed. The Company requires cash deposits, guarantees, letters of credit or other types of collateral from certain merchants to minimize this obligation. Collateral held by the Company is classified within “Settlement obligations” on the Company’s Consolidated Balance Sheets. The amounts of collateral held by the Company and its unconsolidated alliances are as follows (in millions):

	Successor
At December 31,	2008	2007
Cash and cash equivalents collateral	$730.3	$891.5
Collateral in the form of letters of credit	197.3	282.5

Total collateral	$927.6	$1,174.0

The Company also utilizes a number of systems and procedures to manage merchant risk. Despite these efforts, the Company historically has experienced some level of losses due to merchant defaults.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

The Company’s contingent obligation relates to imprecision in its estimates of required collateral. A provision for this obligation is recorded based primarily on historical experience of credit losses and other relevant factors such as economic downturns or increases in merchant fraud. Merchant credit losses are included in “Cost of services” in the Company’s Consolidated Statements of Operations. The following table presents the aggregate merchant credit losses incurred compared to total dollar volumes processed:

	Successor		Predecessor
	Year ended December 31, 2008	Period from September 25, 2007 through December 31, 2007	Period from January 1, 2007 through September 24, 2007	Year ended December 31, 2006

FDC and consolidated and unconsolidated alliances credit losses (in millions)	$40.4	$14.0	$33.7	$36.3
FDC and consolidated alliances credit losses (in millions)	$35.0	$12.0	$27.9	$26.6
Total dollar volume acquired (in billions)	$1,437.9	$443.0	$1,101.5	$1,372.6

The reserve recorded on the Company’s Consolidated Balance Sheets only relates to the business conducted by its consolidated subsidiaries. The reserve for unconsolidated alliances is recorded only in the alliances’ respective financial statements. The Company has not recorded any reserve for estimated losses in excess of reserves recorded by the unconsolidated alliances nor has the Company identified needs to do so. At December 31, 2008 and 2007, the Company and its consolidated and unconsolidated alliances had aggregate merchant credit loss reserves of $23.4 million and $34.9 million, respectively. The amount of the reserves attributable to entities consolidated by the Company was $20.3 million and $23.4 million at December 31, 2008 and 2007, respectively. The decrease in credit loss reserves resulted from reflecting only the Company’s 49% of the Chase Paymentech Alliance reserves and the mix of lower risk merchants received upon the termination of the alliance as well as the deconsolidation of WFMS. The Company believes the recorded reserve approximates the fair value of the contingent obligation.

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

The majority of the TeleCheck business involves the guarantee of checks received by merchants. If the check is returned, TeleCheck is required to purchase the check from the merchant at its face value and pursue collection from the check writer. A provision for estimated check returns, net of anticipated recoveries, is recorded at the transaction inception based on recent history. At December 31, 2008 and 2007, the Company had accrued warranty balances of $15.2 million and $16.4 million, and accrued recovery balances of $45.1 million and $38.1 million, respectively. Accrued warranties are included in “Other current liabilities” and accrued recoveries are included in “Accounts receivable” in the Consolidated Balance Sheets.

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

The Company establishes an incremental liability (and deferred revenue) for the fair value of the check guarantee. The liability is relieved and revenue is recognized when the check clears, is presented to TeleCheck, or the guarantee period expires. The majority of the guarantees are settled within 30 days. The incremental liability was approximately $1.9 million and $2.4 million at December 31, 2008 and 2007, respectively.

The following table details the check guarantees of TeleCheck for the successor year ended December 31, 2008, the successor period from September 25, 2007 through December 31, 2007, the predecessor period from January 1, 2007 through September 24, 2007 and the predecessor year ended December 31, 2006.

	Successor		Predecessor
	Year ended December 31, 2008	Period from September 25, 2007 through December 31, 2007	Period from January 1, 2007 through September 24, 2007	Year ended December 31, 2006

Aggregate face value of guaranteed checks (in billions)	$43.4	$12.7	$30.4	$25.7
Aggregate amount of checks presented for warranty (in millions)	$404.4	$128.2	$303.6	$295.1
Warranty losses net of recoveries (in millions)	$106.3	$35.8	$80.0	$73.9

The maximum potential future payments under the guarantees were estimated by the Company to be approximately $1.5 billion at December 31, 2008 which represented an estimate of the total uncleared checks presented at that time.

Income Taxes

The determination of the Company’s provision for income taxes requires management’s judgment in the use of estimates and the interpretation and application of complex tax laws. Judgment is also required in assessing the timing and amounts of deductible and taxable items. The Company establishes contingency reserves for material, known tax exposures relating to deductions, transactions and other matters involving some uncertainty as to the proper tax treatment of the item. The Company’s reserves reflect its judgment as to the resolution of the issues involved if subject to judicial review. Several years may elapse before a particular matter, for which the Company has established a reserve, is audited and finally resolved or clarified. While the Company believes that its reserves are adequate to cover reasonably expected tax risks, issues raised by a tax authority may be finally resolved at an amount different than the related reserve. Such differences could materially increase or decrease the Company’s income tax provision in the current and/or future periods. When facts and circumstances change (including a resolution of an issue or statute of limitations expiration), these reserves are adjusted through the provision for income taxes in the period of change. As the result of the additional interest and amortization expenses that the Company incurs due to the merger, the Company is currently in a tax net operating loss position. Judgment is required to determine whether some portion or all of the deferred tax assets will not be realized. To the extent the Company determines that it will not realize the benefit of some or all of its deferred tax assets, then these assets will be adjusted through the Company’s provision for income taxes in the period in which this determination is made.

Estimating Fair Value

The Company has investment securities and derivative financial instruments that are carried at fair value. Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” became effective for the Company beginning January 1, 2008 as it relates to fair value measurements of financial assets and

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

liabilities and non-financial assets and liabilities that are recognized at fair value in its financial statements on a recurring basis (at least annually). It will be effective beginning January 1, 2009 for certain other non-financial assets and non-financial liabilities. Although this statement does not require any new fair value measurements, in certain cases its application has changed previous practice in determining fair value.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company’s approach to estimating the fair value of its financial instruments varies depending upon the nature of the instrument and may require the Company to make significant judgments regarding inputs into the valuation.

In estimating fair values for investment securities and derivative financial instruments, the Company believes that third-party market prices are the best evidence of exit price and where available, bases its estimates on such prices. If such prices are unavailable for the instruments held by the Company, fair values are estimated using market prices of similar instruments, third-party broker quotes or a probability weighted discounted cash flow analysis. Where observable market data is unavailable or impracticable to obtain, the valuation involves substantial judgment by the Company.

Investment Securities

As of December 31, 2008, $3.8 billion of the Company’s $8.7 billion of “Settlement assets” were comprised of financial instruments that were carried at fair value. These investments included $492.2 million of student loan auction rate securities (“SLARS”) and $3,293.6 million of other available-for-sale securities.

Beginning in mid-February 2008 and due largely to uncertainty in the global credit and capital markets, investment banks and broker dealers became less willing to support auction rate securities (“ARS”) auctions. As a result, multiple auctions failed, including auctions for SLARS held by the Company. Due to these market changes the valuation of SLARS became highly judgmental in 2008.

The Company will not be able to readily access liquidity for the SLARS until the auction market successfully resumes, a secondary market is established for long-term investors, or issuers redeem the securities. The Company believes that the SLARS held by it will recover substantially all of their principal value by their maturity date due to the Federal Family Education Loan Program (“FFELP”) backing of the underlying collateral; however, the Company currently cannot assert that it has the intent to hold these securities until they fully recover their par value as it may be willing to sell the securities at a loss if the price exceeds a certain minimum threshold. In January 2009, the Company sold $11.0 million of par value SLARS to the issuer at the specified minimum threshold. The Company has the ability and intent to hold these securities for an extended time period and until the securities recover in value at least to the specified minimum threshold. This ability is based on the projected timing of when certain IPS related settlement liabilities will need to be funded and the ability to use its revolving credit facility in the event the settlement liabilities need to be funded before the SLARS are liquid. The Company has recognized an other than temporary impairment loss in 2008 of $48.0 million in “Investment income, net” in the Consolidated Statements of Operations to write down the value of the SLARS to the specified minimum threshold. Any decline in value of the securities below the specified minimum threshold has been deemed to be temporary and, accordingly, the Company recognized an additional unrealized loss of $13.3 million in OCI during 2008. The SLARS were reclassified from “Settlement assets” (part of “Current assets”) to “Long-term settlement assets” in the Consolidated Balance Sheet in the first quarter 2008.

Due to the lack of observable market activity for the SLARS held by the Company as of December 31, 2008, the Company with the assistance of a third party valuation firm, upon which the Company in part relied,

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

estimated the fair value of the instruments based on a probability weighted discounted cash flow analysis. The Company considered each security’s key terms including date of issuance, date of maturity, auction intervals, scheduled auction dates, maximum auction rate, as well as underlying collateral, ratings, and guarantees or insurance. Substantially all SLARS held by the Company have collateral backed by FFELP. The probabilities of auction failure, a successful auction at par or repurchase at par for each future period were then forecasted. The Company assumed that the issuers will continue to pay maximum auction rate on the securities until the event of a successful auction or repurchase, at which point the Company would sell the SLARS at par through the auction. To determine the fair value of each security, the weighted average cash flows for each period were discounted back to present value at the determined discount rate for each security. As of December 31, 2008, cumulative probabilities of successfully passing auction have been estimated at approximately 35% through year two, and 80% in year five. The discount rates used in the valuation were a combination of the liquidity risk premium assigned to the security (which ranged from 5% to 6%) plus the treasury strip yield (zero coupon treasury bond) for the individual period for which a cash flow was being discounted. A 1 percentage point change in the discount rate would change the fair value of the SLARS by approximately $17 million.

As of December 31, 2008, the Company also held certain investments in primarily short-term debt securities, including discounted commercial paper, money market funds, certificates of deposit (both domestic and Yankee), and fixed rate corporate bonds. Many of these securities are considered cash equivalents. Prices for these securities are not quoted on active exchanges but are priced through an independent third party pricing service based on quotations from market-makers in the specific instruments or, where appropriate, other market inputs including interest rates, benchmark yields, reported trades, issuer spreads, two sided markets, benchmark securities, bids, offers, and reference data. In certain instances, amortized cost is considered an appropriate approximation of market value. Other investments are valued based upon either quoted prices from active exchanges or available third-party broker quotes.

Changes in fair value of investments securities are recorded through the “Other comprehensive income” component of stockholder’s equity with the exception of investment partnerships which are recorded through “Investment income” in the Consolidated Statements of Operations. Regardless of investment type, declines in the fair value of the investments are reviewed to determine whether they are other than temporary in nature. Declines in value that are judged to be other than temporary in nature are recognized in the Consolidated Statements of Operations. Absent any other indications of a decline in value being temporary in nature, the Company’s policy is to treat a decline in an investment’s quoted market price that has lasted for more than six months as an other than temporary decline in value, with regard to debt securities, unless the Company has both the ability and intent to hold them to maturity or recovery to its cost basis. Other indications of a decline in value could include credit issues, adverse economic conditions or an inability to hold the investment until a recovery in value occurs.

Derivative Financial Instruments

The Company uses derivative financial instruments to enhance its ability to manage its exposure to certain financial and market risks, primarily those related to changes in interest rates and foreign currency exchange rates. Interest rate swaps are entered into to manage interest rate risk associated with the Company’s variable-rate borrowings. Cross currency swaps for various foreign currencies are entered into to manage foreign currency exchange risk associated with the Company’s initial investments in certain foreign subsidiaries or certain intercompany loans to foreign subsidiaries. Forward contracts on various foreign currencies are entered into to manage foreign currency exchange risk associated with the Company’s forecasted foreign currency denominated sales or purchases. The Company’s policy is to minimize its cash flow and net investment exposures related to

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

adverse changes in interest rates and foreign currency exchange rates. The Company’s objective is to engage in risk management strategies that provide adequate downside protection.

Derivative financial instruments are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company applies strict policies to manage each of these risks, including prohibition against derivatives trading, derivatives market-making or any other speculative activities. Although certain derivatives do not qualify for hedge accounting, they are entered into for economic hedge purposes and are not considered speculative. The Company is monitoring the financial stability of its derivative counterparties. Certain of these counterparties are receiving support from the federal government in light of current financial conditions. Although these counterparties remain highly-rated (in the A category or higher), their ability to satisfy their commitments may be dependent on receiving continued support from the federal government.

In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), the Company designated interest rate swaps as cash flow hedges of forecasted interest rate payments related to its variable rate borrowings and certain of the cross currency swaps as foreign currency hedges of its net investment in a foreign subsidiary. Other cross currency swaps and forward contracts on various foreign currencies did not qualify or have not been designated as accounting hedges and do not receive hedge accounting treatment.

As required, derivative financial instruments are recognized in the Company’s Consolidated Balance Sheets at their fair value. The Company’s derivatives are not exchange listed and therefore the estimated fair value of derivative financial instruments is modeled in Bloomberg using the Bloomberg reported market data and the actual terms of the derivative contracts. These models reflect the contractual terms of the derivatives, such as notional value and expiration date, as well as market-based observable inputs including interest and foreign currency exchange rates, yield curves and the credit quality of the counterparties along with the Company’s creditworthiness in order to appropriately reflect non-performance risk. The Company’s counterparties also provide it with the indicative fair values of its derivative instruments which it compares to the results obtained using Bloomberg software. Considering Bloomberg software is a widely accepted financial modeling tool and there is limited visibility to the preparation of the third-party quotes, the Company chooses to rely on the Bloomberg software in estimating the fair value of its derivative financial instruments. Inputs to the derivative pricing models are generally observable and do not contain a high level of subjectivity. While the Company believes its estimates result in a reasonable reflection of the fair value of these instruments, the estimated values may not be representative of actual values that could have been realized as of December 31, 2008 or that will be realized in the future.

With respect to derivative financial instruments that are afforded hedge accounting pursuant to SFAS No. 133, the effective portion of changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge is recorded in OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The effective portion of changes in the fair value of a net investment hedge is recorded as part of the cumulative translation adjustment in OCI. Any ineffectiveness associated with the aforementioned derivative financial instruments as well as the periodic change in the mark-to-market of the derivative financial instruments not designated as accounting hedges are recorded immediately in “Other income (expense)” in the Consolidated Statements of Operations.

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

The following table discloses aggregate net book values for conversion costs, contract costs and software development (in millions):

	Successor
	December 31,
	2008	2007
Conversion costs	$21.9	$4.7
Contract costs	91.0	47.2
Software	823.1	970.6

As a result of the merger, asset balances were adjusted through purchase accounting to their estimated fair value. Note that conversion costs and contract costs were reduced to zero due to the merger and the value of the related contracts were included in customer relationship intangible assets; however, the software balance was marked to fair value at the merger date. The Company tests contract and conversion costs greater than $1 million for recoverability on an annual basis by comparing the remaining expected undiscounted cash flows under the contract to the net book value. Any assets that are determined to be unrecoverable are written down to their fair value. This analysis requires significant assumptions regarding the future profitability of the customer contract during its remaining term. In addition to this annual test, these assets and all other long lived assets (including customer relationships) are tested for impairment upon an indicator of potential impairment.

Goodwill

Due to the merger, the Company recorded all assets and liabilities at their estimated fair value, which was finalized in 2008, on the acquisition date. The Company’s goodwill balance was $14.9 billion and $16.8 billion as of December 31, 2008 and 2007, respectively. Goodwill represents the excess of cost over the fair value of net assets acquired, including identifiable intangible assets, and was allocated to reporting units upon finalization of the intangible valuation that was completed due to the merger. The Company’s reporting units are businesses at the operating segment level or one level below the operating segment level for which discrete financial information is prepared and regularly reviewed by management.

The Company tests goodwill annually for impairment, as well as upon an indicator of impairment, using a fair value approach at the reporting unit level. In step one of the impairment test, the Company estimates the fair value of each reporting unit using a discounted cash flow analysis. The Company believes that this methodology provides

FIRST DATA CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

the Company with a reasonable estimate of each reporting unit’s fair value. The estimate of fair value requires various assumptions about a reporting unit’s future financial results and cost of capital. If it is determined that the fair value of the reporting unit is less than its carrying value, the Company proceeds to step two of the impairment test which requires the Company to estimate the fair value of all of the reporting unit’s assets and liabilities and calculate an implied fair value of goodwill, which is the difference between the reporting unit’s fair value and the fair value of all its other assets and liabilities. If the implied fair value of goodwill is less than its carrying value, the shortfall is recognized as an impairment. The methodology for estimating fair value in step two varies by asset; however, the most significant assets are intangible assets. The Company estimates the fair value of the intangible assets using the excess earnings method, royalty savings method, or cost savings method, all of which are a form of a discounted cash flow analysis. An impairment charge of a reporting unit’s goodwill could have a material adverse effect on the Company’s financial results. Changes in the underlying business and economic conditions could affect these estimates used in the analysis discussed above, which in turn could affect the fair value of the reporting unit. Thus, it is possible for reporting units that record impairments to record additional impairments in the future.

The Company performed its annual goodwill impairment test in the fourth quarter of 2008 and recorded a total impairment charge of $3.2 billion that impacted every reporting unit. The primary causes of the impairment charges were higher discount rates and revised projections of financial results as compared to those used to allocate the purchase price of the merger. The assumptions used in the test reflect the Company’s estimates as of December 31, 2008 and appropriately consider the impact of the current deterioration in general global economic conditions. The Company relied in part on a third party valuation firm in determining the appropriate discount rates. The impairment calculation is sensitive to certain inputs. A 50 basis point increase in the discount rate would have increased the impairment charge by approximately $1.5 billion while a 50 basis point decrease in the discount rate would have decreased the impairment charge by approximately $1.2 billion. A $50 million decrease to the forecasted 2009 operating profit of the Merchant Services segment, with no change to expected growth rates or other assumptions, would have increased the segment’s impairment charge by approximately $0.9 billion while a $50 million increase would have entirely eliminated the segment’s impairment charge of $0.7 billion. Thus, a continued deterioration in the economy could have a material effect on the impairment calculation and result in additional impairment charges in future periods.

Due to the valuation of the Company’s intangible assets associated with the merger, it was determined an annual goodwill impairment test was not needed for 2007. The Company’s annual goodwill impairment test did not identify any impairment in 2006; however, there was an impairment in goodwill that was triggered by the changes in strategic direction of specific businesses made in 2007. Discussion of impairments that were recorded is included in Note 3 of the Company’s Consolidated Financial Statements in Item 8 of this Form 10-K.

Transactions with Related Parties as defined by SFAS No. 57

A substantial portion of the Company’s business within the Merchant Services and International segments is conducted through merchant alliances. Certain merchant alliances, as it pertains to investments accounted for under the equity method, are joint ventures between the Company and financial institutions. No directors or officers of the Company have ownership interests in any of the alliances. The formation of each of these alliances generally involves the Company and the bank contributing contractual merchant relationships to the alliance and a cash payment from one owner to the other to achieve the desired ownership percentage for each. The Company and the bank contract a long-term processing service agreement as part of the negotiation process. This agreement governs the Company’s provision of transaction processing services to the alliance. Therefore, the Company has two income streams from these alliances: its share of the alliance’s net income (classified as “Equity earnings in affiliates”) and the processing fees it charges to the alliance (classified as “Transaction processing and service fees”). The processing fees are based on transaction volumes and unit pricing as contained in the processing services agreement negotiated with the alliance partner.

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

The Company negotiated all agreements with the alliance banks. Therefore, all transactions between the Company and its alliances were conducted at arm’s length; nevertheless, SFAS No. 57, “Related Party Disclosures,” defines a transaction between the Company and an entity for which investments are accounted for under the equity method by the Company as a related party transaction requiring separate disclosure in the financial statements provided by the Company. Accordingly, the revenue associated with these related party transactions are presented on the face of the Consolidated Statements of Operations.

Subsequent to the merger, certain members of the Company’s new Board of Directors are affiliated with KKR.

In connection with the consummation of the merger, First Data entered into a management agreement with affiliates of KKR pursuant to which such entities or their affiliates will provide management services to the Company. Pursuant to such agreement, the Company pays an aggregate annual base management fee of $20 million, which increases annually by 5% each October, and reimburses out-of-pocket expenses incurred in connection with the provision of services pursuant to the agreement. The agreement provides that the Company will pay fees in connection with certain subsequent financing, acquisition, disposition and change of control transactions, as well as a termination fee based on the net present value of future payment obligations under the management agreement, in the event of an initial public offering or under certain other circumstances. The agreement also includes customary exculpation and indemnification provisions in favor of KKR and its affiliates.

Refer to Note 12 of the Company’s Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding transactions with related parties.

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

Interest Rate Risk

The Company is exposed to market risk from changes in interest rates. The Company’s assets include both fixed and floating rate interest-bearing securities. These investments arise primarily from the Company’s sale of payment instruments (principally official checks and money orders). The Company invests the proceeds from the sale of these instruments, pending the settlement of the payment instrument obligation. The Company has classified these investments as available-for-sale. Accordingly, they are carried on the Company’s Consolidated Balance Sheets at fair market value. A portion of the Company’s Integrated Payment Systems (“IPS”) business involves the payment of commissions to selling agents of its official check and money order products and such commissions are generally computed based on short-term variable rates.

In February 2007, the Company announced its intent to gradually exit the official check and money order businesses. The continued wind-down of this business resulted in a decrease in its investment portfolio balance as well as a decrease in commissions during the year ended December 31, 2008. As of December 31, 2008, the vast majority of the long-term instruments associated with these businesses had been converted into short-term taxable investments.

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

The Company’s interest rate-sensitive liabilities are its debt instruments. On September 24, 2007, the Company was acquired through a merger with an entity controlled by affiliates of Kohlberg Kravis Roberts & Co. (“KKR”). As a result of the merger and also on September 24, 2007, the Company repurchased a majority of its outstanding debt through a tender offer. The interest rate swaps associated with this debt were terminated at the time the debt was repurchased. On September 24, 2007, the Company issued approximately $22 billion of variable rate debt (though interest rates on $9 billion of the debt was subject to certain caps) and subsequently swapped $7.5 billion of the senior secured term loan facility to fixed rates. In October 2007, $2.2 billion of the senior unsecured term loan facility was repaid upon issuance of senior unsecured notes with a fixed rate. In June 2008, the Company entered into agreements which, among other things and most significantly, amended the interest rates on the senior unsecured term loan facility and the senior subordinated unsecured term loan facility converting the interest rates on approximately $7 billion in borrowings from variable to fixed. As of December 31, 2008, the Company had approximately $5.2 billion of variable rate debt not subject to a fixed rate swap.

Using the December 31, 2008 balances, a 10% proportionate increase in short-term interest rates on an annualized basis compared to the interest rates at December 31, 2008, which for the three month LIBOR was 1.425%, and a corresponding and parallel shift in the remainder of the yield curve, would result in a decrease to pretax income of $1.4 million. The $1.4 million decrease to pretax income (due to 10% increase in variable rates as of December 31, 2008) is a combination of the following: a) $7.5 million increase in interest expense related to the Company’s balance of variable interest rate debt, net of interest rate swaps, at December 31, 2008 and b) $6.1 million increase in interest income associated with operating cash balances, settlement related cash balances, and investment positions (netted with commissions paid to selling agents). Conversely, a corresponding decrease in interest rates would result in a comparable increase to pretax income. Actual interest rates could change significantly more than 10%. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that interest rate movements are linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

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

After consideration of changes in intent associated with the merger, a hypothetical uniform 10% weakening in the value of the U.S. dollar relative to all the currencies in which the Company’s revenues and profits are denominated would result in a decrease to pretax income of approximately $23 million. The decrease results from a $98 million decrease related to a euro denominated term loan held by the Company as well as an $11 million decrease related to a euro denominated cross currency swap held by the Company. This decrease is partially offset by a $66 million increase related to foreign exchange on intercompany loans and a $20 million increase related to foreign exchange on foreign currency earnings, assuming consistent operating results as the preceding twelve months from December 31, 2008. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that foreign exchange rate movements are linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

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

FIRST DATA CORPORATION

INDEX TO FINANCIAL STATEMENTS

COVERED BY REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

(Item 15(a))

First Data Corporation and Subsidiaries:
Consolidated Financial Statements:
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	103
Consolidated Statements of Operations for the successor periods for the year ended December 31, 2008 and from September 25, 2007 through December 31, 2007, and for the predecessor periods from January 1, 2007 through September 24, 2007 and the year ended December 31, 2006.	104
Consolidated Balance Sheets at December 31, 2008 and 2007	105
Consolidated Statements of Cash Flows for the successor periods for the year ended December 31, 2008 and from September 25, 2007 through December 31, 2007, and for the predecessor periods from January 1, 2007 through September 24, 2007 and the year ended December 31, 2006.	106
Consolidated Statements of Stockholders’ Equity for the successor periods for the year ended December 31, 2008 and from September 25, 2007 through December 31, 2007, and for the predecessor periods from January 1, 2007 through September 24, 2007 and the year ended December 31, 2006.	108
Notes to the Consolidated Financial Statements	110
Schedules:
Schedule II—Valuation and Qualifying Accounts	199

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of First Data Corporation

We have audited the accompanying consolidated balance sheets of First Data Corporation as of December 31, 2008 and 2007, and the related consolidated statements of operations, cash flows and stockholders’ equity for the period from January 1, 2007 through September 24, 2007 and for the year ended December 31, 2006 (predecessor periods), and for the year ended December 31, 2008 and for the period from September 25, 2007 through December 31, 2007 (successor periods) (collectively consolidated financial statements). Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Data Corporation at December 31, 2008 and 2007, and the consolidated statements of operations and cash flows for the period from January 1, 2007 through September 24, 2007 and for the year ended December 31, 2006 (predecessor periods), and for the year ended December 31, 2008 and for the period from September 25, 2007 through December 31, 2007 (successor periods), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 20 to the consolidated financial statements on January 1, 2008, First Data Corporation changed its method for accounting for fair value measurements of financial assets and liabilities in accordance with Financial Accounting Standards Board Interpretation No. 157. As discussed in Note 9 to the consolidated financial statements on January 1, 2007, First Data Corporation changed its method for accounting for Uncertainty in Income Taxes in accordance with Financial Accounting Standards Board Interpretation No. 48.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Data Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 23, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

March 23, 2009

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor		Predecessor
(in millions)	Year ended December 31, 2008	Period from September 25 through December 31, 2007 (a)	Period from January 1 through September 24, 2007	Year ended December 31, 2006
Revenues (b):
Transaction and processing service fees:
Merchant related services (c)	$2,786.9	$691.0	$1,833.6	$2,345.1
Check services	386.1	113.6	304.1	353.6
Card services	2,031.6	570.7	1,411.9	1,767.1
Other services	580.7	178.0	416.3	571.8
Investment income, net	77.1	(8.2)	(66.9)	(128.6)
Product sales and other	848.2	223.0	616.4	699.8
Reimbursable debit network fees, postage and other	2,100.7	510.4	1,257.5	1,467.6

	8,811.3	2,278.5	5,772.9	7,076.4

Expenses:
Cost of services (exclusive of items shown below)	3,048.0	790.3	2,207.3	2,493.3
Cost of products sold	316.8	87.3	209.2	281.0
Selling, general and administrative	1,197.4	367.9	1,058.8	1,129.3
Reimbursable debit network fees, postage and other	2,100.7	510.4	1,257.5	1,467.6
Depreciation and amortization	1,369.7	367.8	476.4	619.7
Other operating expenses:
Restructuring, net	12.0	(0.2)	7.9	24.0
Impairments	3,243.6	—	20.6	16.1
Litigation and regulatory settlements	—	—	2.5	(34.8)
Other	—	—	(7.7)	(0.3)

	11,288.2	2,123.5	5,232.5	5,995.9

Operating (loss) profit	(2,476.9)	155.0	540.4	1,080.5

Interest income	26.0	17.9	30.8	55.5
Interest expense	(1,964.9)	(584.7)	(103.6)	(248.0)
Other (expense) income	(14.4)	(74.0)	4.9	22.6

	(1,953.3)	(640.8)	(67.9)	(169.9)

(Loss) income before income taxes, minority interest, equity earnings in affiliates and discontinued operations	(4,430.2)	(485.8)	472.5	910.6

Income tax (benefit) expense	(699.2)	(176.1)	125.8	203.7
Minority interest	(156.3)	(39.0)	(105.3)	(142.3)
Equity earnings in affiliates	123.0	46.8	223.0	283.1

(Loss) income from continuing operations	(3,764.3)	(301.9)	464.4	847.7
(Loss) income from discontinued operations, net of taxes of $0, $0, $3.0 and $360.0, respectively	—	—	(3.6)	665.7

Net (loss) income	$(3,764.3)	$(301.9)	$460.8	$1,513.4

(a)	Includes the results of operations (reflecting the change in fair value of forward starting contingent interest rate swaps) of Omaha Acquisition Corporation for the period prior to the merger with and into First Data Corporation from March 29, 2007 (its formation) through September 24, 2007. Also includes post merger results of First Data Corporation for the period from September 25, 2007 to December 31, 2007.
(b)	Includes revenue from Western Union and Primary Payment Systems commercial relationships previously eliminated in consolidation of $18.5 million for the year ended December 31, 2006.
(c)	Includes processing fees, administrative service fees and other fees charged to merchant alliances accounted for under the equity method of $196.3 million for the year ended December 31, 2008, $61.3 million for the successor period from September 25, 2007 through December 31, 2007, $165.1 million for the predecessor period from January 1, 2007 through September 24, 2007 and $226.1 million for the year ended December 31, 2006, respectively.

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED BALANCE SHEETS

	Successor
December 31,	2008	2007
(in millions, except common stock share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$406.3	$606.5
Accounts receivable, net of allowance for doubtful accounts of $16.6 (2008) and $14.7 (2007)	2,637.2	2,412.8
Settlement assets	7,930.2	17,142.6
Other current assets	419.8	479.7

Total current assets	11,393.5	20,641.6

Property and equipment, net of accumulated depreciation of $261.1 (2008) and $61.2 (2007)	1,087.8	939.3
Goodwill	14,861.2	16,817.2
Customer relationships, net of accumulated amortization of $932.1 (2008) and $230.5 (2007)	5,987.6	6,785.5
Other intangibles, net of accumulated amortization of $373.1 (2008) and $76.9 (2007)	1,915.6	1,738.1
Investment in affiliates	1,259.6	3,526.3
Long-term settlement assets	732.7	1,085.8
Other long-term assets	938.1	975.5

Total assets	$38,176.1	$52,509.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$186.5	$158.5
Short-term and current portion of long-term borrowings	497.3	620.3
Settlement obligations	8,680.6	18,228.4
Other current liabilities	1,413.6	1,398.9

Total current liabilities	10,778.0	20,406.1

Long-term borrowings	22,075.2	21,953.5
Long-term deferred tax liabilities	1,648.2	2,381.6
Other long-term liabilities	1,296.8	939.1

Total liabilities	35,798.2	45,680.3

Commitments and contingencies (See Note 13)
Stockholders’ equity:
Common stock, $.01 par value; authorized and issued 1,000 shares (2008 and 2007)	—	—
Additional paid-in capital	7,380.8	7,224.4

Paid-in capital	7,380.8	7,224.4
Accumulated loss	(4,068.0)	(301.9)
Accumulated other comprehensive loss	(934.9)	(93.5)

Total stockholders’ equity	2,377.9	6,829.0

Total liabilities and stockholders’ equity	$38,176.1	$52,509.3

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor		Predecessor
(in millions)	Year ended December 31, 2008	Period from September 25 through December 31, 2007	Period from January 1 through September 24, 2007	Year ended December 31, 2006
Cash and cash equivalents at beginning of period, including cash of discontinued operations in 2006	$606.5	—	$1,154.2	$1,180.9

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income from continuing operations	(3,764.3)	$(301.9)	464.4	847.7
Net (loss) income from discontinued operations	—	—	(3.6)	665.7
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	1,559.6	427.2	540.2	700.8
Charges (gains) related to restructuring, impairments, litigation and regulatory settlements, other and other income (expense)	3,267.0	73.8	20.9	(17.6)
Other non-cash and non-operating items, net	(42.7)	(35.6)	67.8	(38.5)
Increase (decrease) in cash, excluding the effects of acquisitions and dispositions, resulting from changes in:
Accounts receivable, current and long-term	(86.4)	(316.9)	(145.4)	(183.8)
Other assets, current and long-term	297.4	124.8	(28.7)	46.8
Accounts payable and other liabilities, current and long-term	(13.1)	(100.8)	(4.8)	(60.0)
Income tax accounts	(768.8)	(61.4)	69.6	117.8
Excess tax benefit from share-based payment arrangement	(13.1)	—	(219.8)	(124.2)

Net cash provided by (used in) operating activities from continuing operations	435.6	(190.8)	764.2	1,289.0
Net cash (used in) provided by operating activities from discontinued operations	—	—	(9.7)	796.0

Net cash provided by (used in) operating activities	435.6	(190.8)	754.5	2,085.0

CASH FLOWS FROM INVESTING ACTIVITIES
Merger, net of cash acquired	—	(25,756.2)	—	—
Current year acquisitions, net of cash acquired	(267.1)	(136.6)	(690.3)	(287.5)
Payments related to other businesses previously acquired	(35.6)	(0.5)	(50.0)	(51.1)
Proceeds from dispositions, net of expenses paid and cash disposed	215.1	—	—	198.7
Additions to property and equipment, net	(283.9)	(55.2)	(275.5)	(170.4)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(163.9)	(57.5)	(123.7)	(129.7)
Proceeds from the sale of marketable securities	74.9	14.1	11.8	45.0
Dividend received from discontinued operations	—	—	—	2,500.0
Cash retained by Western Union	—	—	—	(1,327.8)
Other investing activities	(1.3)	108.7	(9.5)	202.6

Net cash (used in) provided by investing activities from continuing operations	(461.8)	(25,883.2)	(1,137.2)	979.8
Net cash used in investing activities from discontinued operations	—	—	—	(280.3)

Net cash (used in) provided by investing activities	(461.8)	(25,883.2)	(1,137.2)	699.5

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Successor		Predecessor
(in millions)	Year ended December 31, 2008	Period from September 25 through December 31, 2007	Period from January 1 through September 24, 2007	Year ended December 31, 2006
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	(41.9)	238.5	26.3	176.0
Proceeds from issuance of long-term debt	100.4	21,245.7	—	—
Principal payments on long-term debt	(326.8)	(2,033.3)	(126.6)	(2,412.8)
Proceeds from issuance of common stock	—	7,224.4	187.4	729.8
Capital contributed by Parent	126.8	—	—	—
Excess tax benefit from share-based payment arrangement	13.1	—	219.8	124.2
Purchase of treasury shares	—	—	(371.8)	(1,252.5)
Cash dividends	(1.8)	—	(67.7)	(183.6)

Net cash (used in) provided by financing activities from continuing operations	(130.2)	26,675.3	(132.6)	(2,818.9)
Net cash used in financing activities from discontinued operations	—	—	—	(26.5)

Net cash (used in) provided by financing activities	(130.2)	26,675.3	(132.6)	(2,845.4)

Effect of exchange rate changes on cash and cash equivalents	(43.8)	5.2	34.5	34.2

Change in cash and cash equivalents	(200.2)	606.5	(480.8)	(26.7)

Cash and cash equivalents at end of period	$406.3	$606.5	$673.4	$1,154.2

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except per share amounts)	Total	Comprehensive Income (Loss)	Retained Earnings Accumulated (Loss)	Accumulated Other Comprehensive Income (Loss)	Common Shares	Paid-In Capital
							Treasury Stock
							Shares	Cost
Predecessor
Balance, December 31, 2005	$8,457.0		$9,311.9	$(166.3)	1,067.7	$9,562.0	(304.9)	$(10,250.6)
Comprehensive income
Net income	1,513.4	$1,513.4	1,513.4
Other comprehensive income:
Unrealized gains on securities	68.9	68.9
Unrealized gains on hedging activities	2.3	2.3
Foreign currency translation adjustment	58.4	58.4
Minimum pension liability adjustment	4.0	4.0

Other comprehensive income		133.6		133.6

Comprehensive income		$1,647.0

Purchase of treasury shares	(1,286.9)						(35.5)	(1,286.9)
Stock issued for compensation and benefit plans	930.8		(309.4)			178.8	25.2	1,061.4
Stock issued for exercise of warrant	—		(9.3)				0.4	9.3
Adjustment to initially apply SFAS No. 158	(46.3)			(46.3)
Other	(0.6)					(0.6)
Western Union dividend	600.7		554.5	62.1		(15.9)
Cash dividends declared ($0.21 per share)	(160.5)		(160.5)

Balance, December 31, 2006 (as previously reported)	10,141.2		10,900.6	(16.9)	1,067.7	9,724.3	(314.8)	(10,466.8)
Adjustment to record adoption of FIN 48	(22.7)		(22.7)

Balance, December 31, 2006 (Adjusted)	10,118.5		10,877.9	(16.9)	1,067.7	9,724.3	(314.8)	(10,466.8)
Comprehensive income
Net income	460.8	$460.8	460.8
Other comprehensive income (loss):
Unrealized losses on securities	(18.2)	(18.2)
Unrealized gains on hedging activities	0.4	0.4
Foreign currency translation adjustment	123.1	123.1

Other comprehensive income		105.3		105.3

Comprehensive income		$566.1

Purchase of treasury shares	(335.3)						(11.2)	(335.3)
Stock issued for compensation and benefit plans	659.2		(84.0)			394.1	12.5	349.1
Cash dividends declared ($0.06 per share)	(45.3)		(45.3)

Balance, September 24, 2007	$10,963.2		$11,209.4	$88.4	1,067.7	$10,118.4	(313.5)	$(10,453.0)

FIRST DATA CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

(in millions, except per share amounts)	Total	Comprehensive Income (Loss)	Retained Earnings Accumulated (Loss)	Accumulated Other Comprehensive Income (Loss)	Common Shares	Paid-In Capital
							Treasury Stock
							Shares	Cost
Successor
Investment by Parent Company	$7,224.4				0.0	$7,224.4
Net loss	(301.9)	$(301.9)	$(301.9)
Other comprehensive income (loss):
Unrealized losses on hedging activities	(109.1)	(109.1)
Foreign currency translation adjustment	14.0	14.0
Minimum pension liability adjustment	1.6	1.6

Other comprehensive loss		(93.5)		$(93.5)

Comprehensive loss		$(395.4)

Balance, December 31, 2007	6,829.0		(301.9)	(93.5)	0.0	7,224.4	—	$—
Comprehensive loss
Net loss	(3,764.3)	$(3,764.3)	(3,764.3)
Other comprehensive loss:
Unrealized losses on securities	(11.2)	(11.2)
Unrealized losses on hedging activities	(243.2)	(243.2)
Foreign currency translation adjustment	(556.5)	(556.5)
Minimum pension liability adjustment	(30.5)	(30.5)

Other comprehensive loss		(841.4)		(841.4)

Comprehensive loss		$(4,605.7)

Capital contributed by Parent	126.8					126.8
Stock compensation expense and excess tax benefit from share-based payment arrangement	29.6					29.6
Cash dividends paid to Parent	(1.8)		(1.8)

Balance, December 31, 2008	$2,377.9		$(4,068.0)	$(934.9)	0.0	$7,380.8	—	$—

See Notes to Consolidated Financial Statements.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Summary of Significant Accounting Policies

Business Description

First Data Corporation (“FDC” or “the Company”) operates electronic commerce businesses providing a variety of services to financial institutions, commercial establishments and consumers. Such services include merchant transaction processing and acquiring; credit, retail and debit card issuing and processing; official check issuance; and check verification, settlement and guarantee services.

On September 24, 2007, the Company was acquired through a merger transaction (the “merger”) with an entity controlled by affiliates of Kohlberg Kravis Roberts & Co. (“KKR” or the “sponsor”). The merger resulted in the equity of FDC becoming privately held. Details of the merger are more fully discussed in Note 2.

Upon completion of a strategic review of the Company’s official check and money order operations in the first quarter of 2007, the Company decided to gradually exit this line of business. The majority of the clients of this business deconverted during 2008. The remaining clients are expected to deconvert mainly during 2009 though some will be after 2009, in accordance with their respective contract terms. Integrated Payment Systems Inc. (“IPS”) will continue to use its licenses to offer payment services that fall under state and federal regulations and the business will continue to operate in a much reduced capacity after all of the client deconversions as outstanding official check and money order clearance activity related to the financial institution clients winds down.

On September 29, 2006, the Company separated its Western Union money transfer business into an independent, publicly traded company through a spin-off of 100% of Western Union to FDC shareholders in a transaction intended to qualify for tax-free treatment (“the spin-off”).

Consolidation

The accompanying Consolidated Financial Statements of FDC include the accounts of FDC and its controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in unconsolidated affiliated companies are accounted for under the equity method and are included in “Investment in affiliates” in the accompanying Consolidated Balance Sheets. The Company generally utilizes the equity method of accounting when it has an ownership interest of between 20% and 50% in an entity, providing the Company is able to exercise significant influence over the investee’s operations.

The Company consolidates an entity’s financial statements when the Company either will absorb a majority of the entity’s expected losses or residual returns, in the case of a variable interest entity (“VIE”), or has the ability to exert control over a subsidiary. Control is normally established when ownership interests exceed 50% in an entity; however, when the Company does not exercise control over a majority-owned entity as a result of other investors having rights over the management and operations of the entity, the Company accounts for the entity under the equity method. As of December 31, 2008 and 2007, there were no greater-than-50%-owned affiliates whose financial statements were not consolidated.

As a result of the merger, the accompanying consolidated statements of operations and cash flows are presented for two periods: predecessor (the year ended December 31, 2006 and the period from January 1, 2007 to September 24, 2007) and successor (the period from September 25, 2007 to December 31, 2007 and the year ended December 31, 2008), which relate to the periods preceding the merger and the periods succeeding the merger, respectively, except as noted at footnote (a) on the Consolidated Statements of Operations. The Company applied purchase accounting to the opening balance sheet and results of operations on September 25, 2007 as the merger occurred at the close of business on September 24, 2007. The merger resulted in a new basis of accounting beginning on September 25, 2007.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

A new Chief Executive Officer, the Company’s chief operating decision maker (“CODM”), was appointed as a result of the September 24, 2007 merger with an affiliate of KKR. In connection with this change in leadership, changes were made to the Company’s senior management and organization of the business. Effective January 1, 2008, the Company’s new Chief Executive Officer began making strategic and operating decisions with regards to assessing performance and allocating resources based on a new segment structure. Segment results for 2007 and 2006 have been revised to reflect the new structure. In connection with this segment realignment, the Company also reclassified certain transaction and processing service fees revenue components in the Consolidated Statements of Operations, primarily the prepaid business from “Merchant related services” to “Other services” and the debit network business from “Merchant related services” to “Card services”. Additionally, consolidated expenses for 2007 and 2006 have been revised to present certain depreciation and amortization amounts as a separate component of expenses.

Effective January 1, 2009, the CODM further strategically re-aligned the business and a new segment structure was implemented. This annual report on Form 10-K does not reflect the changes made in 2009. Refer to Note 17 for a description of the segments.

The Company sold its ownership interests in Active Business Services, Ltd (“Active”), reported within the International segment, in July 2008 and Peace Software (“Peace”), reported within the Financial Services segment, in October 2008. Revenue and operating profit associated with Active and Peace are excluded from segment results. The International and Financial Services segment revenue and operating profit were adjusted for 2007 and 2006 to exclude the results of Active and Peace.

Depreciation and amortization presented as a separate line item on the Company’s Consolidated Statements of Operations does not include amortization of initial payments for new contracts which is recorded as a contra-revenue within “Transaction and processing service fees” of $10.9 million for the year ended December 31, 2008, $0.9 million for the successor period from September 25, 2007 through December 31, 2007, $39.6 million for the predecessor period from January 1, 2007 through September 24, 2007, and $51.9 million for the year ended December 31, 2006. Also not included is amortization related to equity method investments which is netted within the “Equity earnings in affiliates” line of $179.0 million for the year ended December 31, 2008, $58.5 million for the successor period from September 25, 2007 through December 31, 2007, $24.2 million for the predecessor period from January 1, 2007 through September 24, 2007 and $29.2 million for the year ended December 31, 2006.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As a result of the spin-off and the sale of subsidiaries Primary Payment Systems (“PPS”), IDLogix and Taxware, LP (“Taxware”) in 2006 as discussed in Note 19, the Company’s financial statements reflect Western Union, PPS, IDLogix and Taxware as discontinued operations. Their results of operations are treated as income from discontinued operations, net of tax, and separately stated on the Consolidated Statements of Operations after income from continuing operations.

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

An official check or money order transaction is initiated when a consumer or business procures an official check or money order from one of the Company’s agents. The agent generally is required to remit the funds collected from the consumer to IPS the same day or the following day. The official check and money order services generate revenue primarily through the ability to invest these funds pending settlement. These investments were primarily in short-term taxable investments in 2008 as well as some student loan auction-rate securities that have been classified as long-term. Prior to 2008, these investments were primarily in tax exempt securities. With respect to official checks, IPS pays some of its agents commissions based on short-term variable interest rates and the balance of outstanding official checks attributable to the individual agent. IPS nets the commissions paid to agents against the revenues it earns from its investments. Gains and losses associated with the above noted investments are recognized in revenue.

In the case of merchant contracts that the Company owns and manages, revenue is primarily comprised of fees charged to the merchant, net of interchange and assessments charged by the credit card associations, and is recognized at the time of sale. The fees charged to the merchant are a percentage of the credit card and signature based debit card transaction’s dollar value, a fixed amount or a combination of the two. Personal identification number based debit (“PIN-debit”) network fees are recognized in “Reimbursable debit network fees, postage and other” revenues and expenses in the Consolidated Statements of Operations. STAR network access fees charged to merchants are assessed on a per transaction basis.

Interchange fees and assessments charged by credit card associations to the Company’s consolidated subsidiaries and network fees related to PIN-debit transactions charged by debit networks are as follows (in millions):

	Successor		Predecessor
	Year ended December 31, 2008	Period from September 25 through December 31, 2007	Period from January 1 through September 24, 2007	Year ended December 31, 2006
Interchange fees and assessments	$9,186.9	$2,129.8	$5,241.9	$6,396.5
Debit network fees	1,351.7	303.1	719.8	810.9

The Company charges processing fees to its merchant alliance joint ventures. In situations where an alliance is accounted for under the equity method, the Company’s consolidated revenues include the processing fees charged to the alliance, as presented on the face of the Consolidated Statements of Operations.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The purchase and sale of merchant contracts is an ordinary element of the Company’s Merchant Services and International businesses, and therefore, the gains from selling these revenue-generating assets are included within the “Product sales and other” component of revenues.

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

Software licensing revenue, which is reported in the “Product sales and other” line item of the Consolidated Statements of Operations, is not recognized until each of the following four criteria are met: evidence of an agreement exists, delivery and acceptance has occurred or services have been rendered, the selling price is fixed or determinable, and collection of the selling price is reasonably assured.

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

Stock-Based Compensation

Stock-based compensation to employees is measured at the grant date fair values of the respective stock options and restricted stock awards and expensed over the requisite service periods. An estimate of forfeitures is applied when calculating compensation expense. The Company recognizes compensation cost on awards with graded vesting on a straight-line basis over the requisite service period for the entire award. In conjunction with the merger, all predecessor stock-based compensation plans were terminated and vesting provisions were accelerated and all unrecognized stock-based compensation was recognized in the predecessor period. The Company established a new stock-based compensation plan in October 2007. Refer to Note 15 for additional discussion regarding details of the Company’s stock-based compensation plan.

Foreign Currency Translation

The U.S. dollar is the functional currency for most of the Company’s U.S. based businesses and certain foreign based businesses. Significant operations with a local currency as their functional currency include operations in the United Kingdom, Australia, Germany, Greece and Argentina. Foreign currency denominated assets and liabilities for these units and other less significant operations are translated into U.S. dollars based on exchange rates prevailing at the end of the period, and revenues and expenses are translated at average exchange rates during the period. The effects of foreign exchange gains and losses arising from the translation of assets and liabilities of those entities where the functional currency is not the U.S. dollar are included as a component of

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Comprehensive Income (“OCI”). Intercompany loans were considered invested on a long-term basis in the predecessor period and accordingly foreign exchange gains and losses were recorded in OCI. In the successor period, the intercompany loans are not considered invested on a long-term basis and such foreign currency gains and losses were recorded in income. Transaction gains and losses related to operating assets and liabilities were included in the “Cost of services” and “Selling, general and administrative” lines of the Consolidated Statements of Operations and were immaterial. Non-operating transaction gains and losses derived from non-operating assets and liabilities are included in the “Other income (expense)” line of the Consolidated Statements of Operations and are separately disclosed in Note 11.

Derivative Financial Instruments

The Company utilizes derivative instruments to enhance its ability to manage interest rate risk and foreign exchange risk. The Company recognizes all derivative financial instruments in the Consolidated Balance Sheets as assets or liabilities at fair value. Such amounts are recorded in either the “Other long-term assets” or “Other long-term liabilities” captions in the Consolidated Balance Sheets. Changes in fair value of derivative instruments are recognized immediately in earnings unless the derivative is designated and qualifies as a hedge of future cash flows or a hedge of a net investment in a foreign operation. For derivatives that qualify as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in stockholders’ equity as a component of OCI and then recognized in earnings in the same period or periods during which the hedged item affects earnings. For derivatives that qualify as a hedge of a net investment in a foreign operation, the gain or loss is reported in OCI as part of the cumulative translation adjustment to the extent the hedge is effective. Any ineffective portions of cash flow hedges and net investment hedges are recognized in the “Other income (expense)” line in the Consolidated Statements of Operations during the period of change. Additional discussion of derivative instruments is provided in Note 8.

Minority Interest

Minority interest in earnings of consolidated subsidiaries represents the minority shareholders’ share of the after-tax net income or loss of consolidated subsidiaries. Substantially all of the Company’s minority interest is presented pretax in the Consolidated Statements of Operations since the majority of the Company’s non-wholly owned consolidated subsidiaries are flow through entities for tax purposes. The minority interest liability is included in “Other long-term liabilities” in the Consolidated Balance Sheets and reflects the original investments by these minority shareholders in the consolidated subsidiaries, along with their proportionate share of the earnings or losses of the subsidiaries, net of dividends.

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS No. 160”), effective January 1, 2009 which will change the presentation of minority interests. The requirements of SFAS No. 160 are discussed below under “New Accounting Pronouncements.”

Reserve for Merchant Credit Losses and Check Guarantees

With respect to the merchant acquiring business, the Company’s merchant customers (or those of its unconsolidated alliances) have the liability for any charges properly reversed by the cardholder. In the event, however, that the Company is not able to collect such amounts from the merchants due to merchant fraud, insolvency, bankruptcy or another reason, the Company may be liable for any such reversed charges. The Company’s risk in this area primarily relates to situations where the cardholder has purchased goods or services to be delivered in the future such as airline tickets.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company’s contingent obligation relates to imprecision in its estimates of required collateral. A provision for this obligation is recorded based primarily on historical experience and other relevant factors such as economic downturns or increases in merchant fraud. Merchant credit losses are included in “Cost of services” in the Company’s Consolidated Statements of Operations. The amount of the reserves attributable to entities consolidated by the Company was $20.3 million and $23.4 million at December 31, 2008 and 2007, respectively.

The majority of the TeleCheck Services, Inc. (“TeleCheck”) business involves the guarantee of checks received by merchants. If the check is returned, TeleCheck is required to purchase the check from the merchant at its face value and pursue collection from the check writer. A provision for estimated check returns, net of anticipated recoveries, is recorded at the transaction inception based on recent history. At December 31, 2008 and 2007, the Company had accrued warranty balances of $15.2 million and $16.4 million, and accrued recovery balances of $45.1 million and $38.1 million, respectively. Accrued warranties are included in “Other current liabilities” and accrued recoveries are included in “Accounts receivable” in the Consolidated Balance Sheets. The maximum potential future payments under the guarantees were estimated by the Company to be approximately $1.5 billion at December 31, 2008 which represented an estimate of the total uncleared checks presented at that time.

Income Taxes

The Company and its domestic subsidiaries file a consolidated U.S. income tax return with its new parent “Holdings” as defined in Note 2. The Company’s foreign operations file income tax returns in their local jurisdictions. Income taxes are computed in accordance with SFAS No. 109, “Accounting for Income Taxes” and reflect the net tax effects of temporary differences between the financial reporting carrying amounts of assets and liabilities and the corresponding income tax amounts. The Company has deferred tax assets and liabilities and maintains valuation allowances where it is more likely than not that all or a portion of deferred tax assets will not be realized. To the extent the Company determines that it will not realize the benefit of some or all of its deferred tax assets, then these deferred tax assets will be adjusted through the Company’s provision for income taxes in the period in which this determination is made.

Cash and Cash Equivalents

Investments (other than those included in settlement assets) with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates market value. Cash and cash equivalents that were restricted from use due to regulatory requirements are included in “Other long-term assets” in the Consolidated Balance Sheets and were immaterial at December 31, 2008 and 2007.

Accounts Receivable

Accounts receivable balances are stated net of allowance for doubtful accounts. Historically, the Company has not encountered significant write-offs. The Company records allowances for doubtful accounts when it is probable that the accounts receivable balance will not be collected. Long-term accounts receivable balances are included in “Other long-term assets” in the Consolidated Balance Sheets.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property and Equipment

Property and equipment were stated at cost less accumulated depreciation in the predecessor period. As a result of the merger, property and equipment has been recorded at its current best estimate of fair value other than assets placed in service after the merger date which are stated at cost less accumulated depreciation. The allocation of the purchase price to fixed assets was finalized in the third quarter 2008. Depreciation expense is computed using the straight-line method over the lesser of the estimated useful life of the related assets (generally three to 10 years for equipment, furniture and leasehold improvements, and 30 years for buildings) or the lease term. Maintenance and repairs which do not extend the useful life of the respective assets are charged to expense as incurred. Amounts charged to expense for the depreciation and amortization of property and equipment, including equipment under capital lease, were $252.7 million in 2008, $65.0 million for the successor period September 25, 2007 through December 31, 2007, $165.1 million for the predecessor period January 1, 2007 through September 24, 2007 and $216.0 million in 2006.

Goodwill and Other Intangibles

As discussed in Note 2, the Company merged with an entity controlled by affiliates of KKR on September 24, 2007. The total purchase price was allocated to the Company’s net tangible and identifiable intangible assets (including customer relationships, software and trade names) based on their estimated fair values. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The allocation of the purchase price to identifiable intangible assets was finalized in the third quarter of 2008.

Goodwill represents the excess of purchase price over tangible and intangible assets acquired less liabilities assumed arising from business combinations. Goodwill is generally allocated to reporting units based upon relative fair value (taking into consideration other factors such as synergies) when an acquired business is integrated into multiple reporting units. The Company’s reporting units are at the operating segment level or businesses one level below the operating segment level for which discrete financial information is prepared and regularly reviewed by management. When a business within a reporting unit is disposed of, goodwill is allocated to the disposed business using the relative fair value method. Relative fair value is estimated using a discounted cash flow analysis.

The Company tests goodwill annually for impairment, as well as upon an indicator of impairment, using a fair value approach at the reporting unit level. The Company estimates the fair value of each reporting unit using a discounted cash flow analysis. The Company performed its annual goodwill impairment test in the fourth quarter of 2008 and recorded a total impairment charge of $3.2 billion that impacted every reporting unit as discussed in Note 3. In 2007 and due to the valuation of the Company’s intangible assets associated with the merger, it was determined an annual goodwill impairment test was not needed; however, there were impairments in goodwill that were triggered by the changes in strategic direction of specific businesses made in 2007 also discussed in Note 3.

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

FDC capitalizes initial payments for new contracts, contract renewals and conversion costs associated with customer processing relationships to the extent recoverable through future operations, contractual minimums and/or penalties in the case of early termination. The Company’s accounting policy is to limit the amount of

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

capitalized costs for a given contract to the lesser of the estimated ongoing future cash flows from the contract or the termination fees the Company would receive in the event of early termination of the contract by the customer. The initial payments for new contracts and contract renewals are amortized over the term of the contract as a reduction of the associated revenue (transaction and processing service fees). Conversion costs are also amortized over the term of the contract but are recorded as an expense in “Depreciation and amortization” in the Consolidated Statements of Operations. In connection with the allocation of the purchase price related to the merger, previously recorded conversion and contract costs were eliminated.

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

In addition to capitalized contract and software development costs, other intangibles include copyrights, patents, acquired software, trademarks and noncompete agreements acquired in business combinations. These other intangibles were recorded at fair value in connection with the merger. Other intangibles, except for the First Data trade name discussed below, are amortized on a straight-line basis over the length of the contract or benefit period, which generally ranges from three to 25 years. Other intangible amortization expense (including amortization associated with investments in affiliates) totaled $1,306.9 million in 2008, $362.2 million for the successor period from September 25, 2007 through December 31, 2007, $375.1 million for the predecessor period from January 1, 2007 through September 24, 2007, and $484.8 million in 2006.

In conjunction with the allocation of the purchase price related to the merger, $603.5 million was allocated to the First Data trade name. Upon consideration of many factors, including the determination that there are no legal, regulatory or contractual provisions that limit the useful life of the First Data trade name, the Company determined that the First Data trade name had an indefinite useful life. The Company also considered the effects of obsolescence, demand, competition, other economic factors and ability to maintain and protect the trade name without significant expenditures. The First Data trade name is expected to contribute directly or indirectly to the future cash flows of the Company for an indefinite period. As an indefinite lived asset, the First Data trade name will not be amortized but will be reviewed annually for impairment until such time as it is determined to have a finite life. The First Data trade name was not impaired at December 31, 2008.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides the components of other intangibles (in millions):

	Successor
As of December 31,	2008 Cost	2008 Accumulated Amortization	2008 Net of Accumulated Amortization	2007 Cost	2007 Accumulated Amortization	2007 Net of Accumulated Amortization
Customer relationships	$6,919.7	$(932.1)	$5,987.6	$7,016.0	$(230.5)	$6,785.5

Other intangibles:
Conversion costs	$31.9	$(10.0)	$21.9	$5.1	$(0.4)	$4.7
Contract costs	96.8	(5.8)	91.0	54.3	(7.1)	47.2
Software	1,141.6	(318.5)	823.1	1,029.4	(58.8)	970.6
Other	1,018.4	(38.8)	979.6	726.2	(10.6)	715.6

Total other intangibles	$2,288.7	$(373.1)	$1,915.6	$1,815.0	$(76.9)	$1,738.1

The estimated future aggregate amortization expense for existing customer relationships and other intangibles as of December 31, 2008 is $1,041.3 million in 2009, $951.8 million in 2010, $807.5 million in 2011, $721.6 million in 2012, and $577.8 million in 2013.

The Company tests contract and conversion costs greater than $1 million for recoverability on an annual basis by comparing the remaining expected undiscounted cash flows under the contract to the net book value. Any assets that are determined to be unrecoverable are written down to their fair value. In addition to this annual test, these assets and all other long lived assets are tested for impairment upon an indicator of potential impairment.

Inventory

Inventories are stated at lower of cost or market and consist primarily of POS terminals, forms and envelopes. The cost of inventory is determined using average cost for POS terminals and first-in first-out (“FIFO”) for forms. In connection with the allocation of the purchase price related to the merger, inventories were carried forward at historical balances as the best estimate of fair value.

Investment Securities

The Company’s current settlement assets represent short-term, liquid investments, which are primarily comprised of discounted commercial paper, time deposits, money market funds, certificates of deposit and corporate bonds. The Company’s long-term settlement assets are comprised of state and municipal government obligations and corporate bonds. Additionally, the Company maintains other investments carried at fair value and included in the “Other current assets” and “Other long-term assets” line items of the Consolidated Balance Sheets which include equity securities and shares of a money market fund. The specific identification method is used to determine the cost basis of securities sold. At December 31, 2008 and 2007, all of the above noted investments were classified as available-for-sale. Unrealized gains and losses on these investments are included as a separate component of OCI, net of any related tax effect. The Company also has investments in non-marketable equity securities for strategic purposes, which are included in “Other long-term assets” in the Company’s Consolidated Balance Sheets and are carried at the allocated fair value as a result of the purchase price allocation related to the merger.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Declines in value that are judged to be other than temporary in nature are recognized in the Consolidated Statements of Operations. For public company investments, the Company’s policy is to treat a decline in the investment’s quoted market value that has lasted for more than six months as an other than temporary decline in value. The Company also considers other qualitative and quantitative indicators in judging whether a decline in value is other than temporary in nature. The Company’s policy is the same for investments in non-marketable equity securities; however, their fair values are estimated. Debt securities follow the same policy except that if the Company has the intent and ability to hold until maturity or recovery to its cost basis. Refer to Note 20 for a detailed discussion regarding the fair value of the Company’s investments.

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The merger was financed by a combination of the following: borrowings under the Company’s senior secured credit facilities, senior unsecured term loan facility agreement, senior subordinated term loan facility, and the equity investment of Holdings. The purchase price was approximately $26.6 billion including $179.2 million in capitalized transaction costs and excluding assumed debt. The merger was funded primarily through a $7.2 billion equity contribution from Holdings and $22.0 billion in debt financing discussed more fully in Note 10.

Purchase Price Allocation

The total purchase price was allocated to the Company’s net tangible and identifiable intangible assets based on their estimated fair values as set forth below. A portion of the valuation of identifiable intangible assets was allocated to the Company’s investments in unconsolidated joint ventures (reflected in the “Investment in affiliates” line of the Consolidated Balance Sheets). The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The Company finalized its purchase accounting in the third quarter of 2008 though certain adjustments related to income tax matters were made in the fourth quarter 2008.

(in millions)
Property and equipment	$1,047.3
Customer relationships	6,353.3
Software	852.5
Trade names	813.6
Other intangibles	157.0
Goodwill	18,354.2
Investment in affiliates	3,596.0
Deferred taxes	(3,408.7)
Other assets and liabilities acquired, net	(1,180.2)

Total purchase price	$26,585.0

The estimated weighted-average useful lives (excluding the impact of accelerated amortization and the First Data trade name which was determined to have an indefinite life) associated with intangible assets are approximately:

Customer relationships	14 years
Software	6 years
Trade names	15 years
Other intangibles	16 years
Investment in affiliates	11 years
Total weighted-average useful lives	13 years

The Company generally uses straight-line amortization for intangible assets other than for customer relationships for which the pattern of economic benefits are known and for which an accelerated method of amortization is used to more appropriately allocate the cost of the relationships to the periods that will benefit

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

from them. Deferred tax liabilities were recorded related to the allocation of the purchase price to intangible assets. Less than 5% of goodwill resulting from the merger is deductible for tax purposes at a local jurisdiction level. The allocation of goodwill by segment was as follows (in millions):

Merchant Services	$10,947.2
Financial Services	3,666.3
International	3,077.4
Prepaid Services	601.3
Integrated Payment Systems	—
All Other and Corporate	62.0

$18,354.2

Goodwill is reviewed at least annually for impairment. The Company performed its annual goodwill impairment test in the fourth quarter 2008 and recorded an impairment of $3.2 billion as discussed in Note 3.

Merger Related Restructuring Charges

During the fourth quarter of 2007, the Company implemented a plan that provided strategic direction for the Company under its new leadership. The plan anticipated capturing efficiencies related to the simplification of domestic and international operations and other near term cost saving initiatives as well as certain reductions in personnel. In accordance with this plan and in November 2007, the Company terminated approximately 1,600 employees across the organization representing all levels of employees and approximately 6% of its worldwide work force. A majority of them ceased working before December 31, 2007. Additional actions occurred during first, second, and third quarters of 2008 resulting in the termination of over 500 employees across the organization reflected in purchase accounting.

The following table summarizes the Company’s utilization of restructuring accruals related to the merger recorded in purchase accounting for the successor period from September 25, 2007 through December 31, 2007 and the year ended December 31, 2008:

(in millions)	Employee Severance
Accrual at September 24, 2007	$—
Charges recorded in purchase accounting	120.1
Cash payments	(27.7)

Accrual at December 31, 2007	$92.4
Charges recorded in purchase accounting	48.1
Cash payments	(118.2)
Other adjustments including foreign exchange	(10.4)

Remaining accrual at December 31, 2008	$11.9

Merger and Other Related Costs

During the predecessor period from January 1, 2007 through September 24, 2007, the Company expensed merger related costs consisting primarily of investment banking, accounting and legal fees totaling $69.7 million. The Company recorded $2.9 million of additional merger related costs in the successor period from September 25, 2007 through December 31, 2007. The Company also recognized a pretax charge of $175.9

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

million during the predecessor period related to accelerated vesting of all outstanding FDC unvested stock options, restricted stock awards and restricted stock units as well as Western Union unvested stock options, restricted stock awards and restricted stock units held by FDC employees and an additional $19.6 million of associated taxes (excluding all income tax impacts).

Unaudited Pro Forma Condensed Consolidated Statements of Operations

The following Unaudited Pro Forma Condensed Consolidated Statements of Operations reflect the consolidated results of operations of the Company as if the merger had occurred on January 1, 2007 and 2006. The historical financial information has been adjusted to give effect to events that are (1) directly attributed to the merger, (2) factually supportable, and (3) with respect to the statement of operations, expected to have a continuing impact on the combined results. Such items include interest expense related to debt issued in conjunction with the merger as well as additional amortization expense associated with the valuation of intangible assets. The pro forma adjustments are based on the final allocation of the purchase price and final valuation of intangible and fixed assets and reflect the modification of certain of the debt from variable to fixed interest rates. This unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the merger had actually occurred on that date, nor of the results that may be obtained in the future.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Pro Forma Condensed Consolidated Statements of Operations

	Year ended December 31,
	2007	2006
	(in millions)
Revenues:
Transaction and processing service fees	$5,519.2	$5,037.6
Investment income, net	(75.1)	(128.6)
Product sales and other	839.4	699.8
Reimbursable debit network fees, postage and other	1,767.9	1,467.6

	8,051.4	7,076.4

Expenses:
Cost of services (exclusive of items shown below)	2,883.4	2,479.5
Cost of products sold	296.5	281.0
Selling, general and administrative	1,276.6	1,145.0
Reimbursable debit network fees, postage and other	1,767.9	1,467.6
Depreciation and amortization	1,253.9	1,196.4
Other operating expenses:
Restructuring, net	7.7	24.0
Impairments	20.6	16.1
Litigation and regulatory settlements	2.5	(34.8)
Other	(7.7)	(0.3)

	7,501.4	6,574.5

Operating profit	550.0	501.9

Interest income	48.7	55.5
Interest expense	(2,036.4)	(1,982.3)
Other (expense) income	(53.3)	53.4

	(2,041.0)	(1,873.4)

Loss before income taxes, minority interest, equity earnings in affiliates and discontinued operations	(1,491.0)	(1,371.5)
Income tax benefit	(652.1)	(719.7)
Minority interest	(144.3)	(142.3)
Equity earnings in affiliates	134.0	96.2

Loss from continuing operations	$(849.2)	$(697.9)

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Note 3: Restructuring, Impairments, Litigation and Regulatory Settlements and Other Costs

The Company recorded restructuring charges, impairment charges, litigation and regulatory settlements and other costs during the three years ended December 31, 2008. Restructuring accruals are reviewed each period and balances in excess of anticipated requirements are reversed through the same Consolidated Statements of Operations caption in which they were originally recorded. Such reversals resulted from the favorable resolution of contingencies and changes in facts and circumstances.

A summary of net pretax benefits (charges), incurred by segment, for each period is as follows (in millions):

	Pretax Benefit (Charge)
Successor year ended December, 31 2008	Merchant Services	Financial Services	International	Prepaid Services	Integrated Payment Systems	All Other and Corporate	Divested	Totals
Restructuring charges	$(3.5)	$(16.0)	—	$(0.9)	$—	—	—	$(20.4)
Restructuring accrual reversals	0.6	7.6	—	0.1	—	—	$0.1	8.4
Impairments	(700.0)	(1,600.8)	$(550.5)	(300.0)	—	$(62.4)	(29.9)	(3,243.6)

Total pretax benefit (charge), net of reversals	$(702.9)	$(1,609.2)	$(550.5)	$(300.8)	$—	$(62.4)	$(29.8)	$(3,255.6)

Predecessor period from January 1, 2007 to September 24, 2007
Restructuring charges	$(2.6)	$(0.2)	$(7.1)	—	—	—	$(0.3)	$(10.2)
Restructuring accrual reversals	0.4	0.2	0.9	—	—	$0.7	0.1	2.3
Impairments	—	(4.3)	—	—	$(16.3)	—	—	(20.6)
Litigation and regulatory settlements	—	—	—	$(5.0)	—	2.5	—	(2.5)
Other	2.1	—	(0.4)	—	2.2	3.8	—	7.7

Total pretax benefit (charge), net of reversals	$(0.1)	$(4.3)	$(6.6)	$(5.0)	$(14.1)	$7.0	$(0.2)	$(23.3)

Predecessor year ended December 31, 2006
Restructuring charges	$(4.4)	$(3.7)	$(14.5)	—	$(0.2)	$(3.8)	$(0.7)	$(27.3)
Restructuring accrual reversals	—	1.5	1.0	$0.1	—	0.7	—	3.3
Impairments	—	(17.5)	0.9	—	—	0.5	—	(16.1)
Litigation and regulatory settlements	7.4	(15.0)	—	—	—	42.4	—	34.8
Other	—	0.3	—	—	—	—	—	0.3

Total pretax benefit (charge), net of reversals	$3.0	$(34.4)	$(12.6)	$0.1	$(0.2)	$39.8	$(0.7)	$(5.0)

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restructuring charges

2008

The 2008 restructurings resulted from the planned termination of approximately 1,000 employees associated with initial plans for call center consolidation and global labor sourcing initiatives primarily related to information technology development. During the fourth quarter, the Company’s strategy related to global labor sourcing initiatives changed resulting in delaying implementation of certain of the initiatives and 20% fewer terminations than originally planned which resulted in the reversal of the associated charges. The Company expects to incur additional charges through 2009 related to these plans. During the first three quarters of 2008, the Company had additional severance costs which were recorded in purchase accounting as discussed in Note 2 above.

2007

A portion of the restructuring charges recorded in 2007 predecessor period resulted from efforts to improve the overall efficiency and effectiveness of the sales and sales support teams principally within the Merchant Services segment. This action resulted in the termination of approximately 230 sales related employees comprising approximately 10% of the Merchant Services segment’s regional sales, cross-sale and sales support organizations. This restructuring plan was completed in the first quarter of 2007. The other restructuring charges in the predecessor period resulted from the termination of approximately 140 employees within the International segment. The terminations were associated with data center consolidation and global sourcing initiatives. During the 2007 predecessor period, the Company also reversed prior period restructuring accruals related to changes in estimates regarding severance costs from restructuring activities that occurred in 2005 through 2007.

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the Company’s utilization of restructuring accruals from continuing operations, excluding merger related restructuring charges described in Note 2, for the predecessor period from January 1 through September 24, 2007, the successor period from September 25, 2007 through December 31, 2007 and the successor year ended December 31, 2008 (in millions):

	Employee Severance	Facility Closure
Remaining accrual at January 1, 2007 (Predecessor)	$27.1	$1.6
Expense provision	10.2	—
Cash payments and other	(24.6)	(1.0)
Changes in estimates	(2.3)	—

Remaining accrual at September 24, 2007 (Predecessor)	10.4	0.6
Expense provision	—	—
Cash payments and other	(3.7)	(0.5)
Changes in estimates	(0.2)	—

Remaining accrual at December 31, 2007 (Successor)	6.5	0.1
Expense provision	20.4	—
Cash payments and other	(4.1)	(0.1)
Changes in estimates (1)	(11.7)	—

Remaining accrual at December 31, 2008 (Successor)	$11.1	$—

(1)	Changes in estimates during 2008 included reversals related to pre-merger restructuring accruals recorded in purchase accounting as well as items reported in the “Restructuring, net” line item of the Consolidated Statements of Operations.

Impairments

As discussed in Note 1, the Company performed its annual goodwill impairment test in the fourth quarter of 2008 and recorded a total impairment charge of $3.2 billion that impacted every reporting unit. The primary causes of the impairment charges were higher discount rates and revised projections of financial results as compared to those used to allocate the purchase price of the merger. The revised projections resulted from the current global economic situation that caused a decrease in near-term projections and a delay in the attainment of long-term projections. Discount rates were determined on a market participant basis and increased due to the increased risk in the current marketplace and more costly access to capital. The assumptions used in the test reflect the Company’s estimates as of December 31, 2008 and appropriately consider the impact of the current financial crisis. The Company relied in part on a third party valuation firm in determining the appropriate discount rates.

Also during 2008, the Company recorded a charge related to an asset impairment associated with the Company’s subsidiary, Peace, included within divested businesses in the table above. The impairment occurred because of the deterioration of profitability on existing business and Peace’s limited success in attracting new clients. This resulted in the Company recording an impairment of $29.9 million of the goodwill and intangible assets associated with this business. The Company sold Peace in October of 2008.

During the 2007 predecessor period, the Company recorded a charge of $16.3 million related to the impairment of goodwill and intangible assets associated with the wind-down of the Company’s official check and money order business and an additional $4.3 million related to the impairment of fixed assets and software associated with its government business included in the Financial Services segment. In 2006, impairment charges related to the impairment of a prepaid asset, software, terminals and buildings offset partially by gains on the sale of assets previously impaired.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Litigation and regulatory settlements

In the predecessor period from January 1, 2007 through September 24, 2007, the Company recorded a $5.0 million litigation accrual associated with a judgment against the Company pertaining to a vendor contract issue in the Prepaid Services segment and a benefit of $2.5 million related to the Visa settlement originally recorded in 2006 in All Other and Corporate. During 2006, the Company recorded a benefit of approximately $45 million due to the settlement with Visa within All Other and Corporate. Also in 2006, excess litigation accruals in the Merchant Services segment totaling $7.4 million were released. The Company recorded minority interest expense of $3.5 million associated with this release. Additionally, a $15.0 million settlement associated with a patent infringement lawsuit against TeleCheck was recorded, clearing all past and future claims related to this litigation, within the Financial Services segment, as was a charge of $2.7 million related to the settlement of a claim within All Other and Corporate.

Other

The majority of the benefit recorded during the 2007 predecessor period related to the release of a portion of the domestic escheatment accrual made in the fourth quarter 2005. The release was prompted by reaching resolution with a large majority of states as to the Company’s escheatment liability.

Note 4: Business Combinations, Asset Acquisitions and Dispositions

	Initial Consideration (a)
Businesses and Assets Acquired	Month	Total	Cash
	(in millions)
2008:
Joint Venture with Allied Irish Banks p.l.c. (“AIB”)	January	$178.2	$178.2
Money Network Financial, LLC (“Money Network”) minority holder buyout	July	60.8	60.8
Chase Paymentech SolutionsTM Alliance termination (b)	November	2,746.0	—
Two other acquisitions and merchant portfolio acquisitions		28.1	28.1

		$3,013.1	$267.1

2007:
Successor
First Data Government Solutions (“FDGS”) minority holder buyout	November	$73.8	$73.8
Merchant Solutions Joint Venture	November	29.7	29.7
Three other acquisitions and merchant portfolio acquisitions		48.7	48.7

		$152.2	$152.2

Predecessor
Instant Cash Services® (“Instant Cash”)	March	$125.7	$125.7
FundsXpress	June	134.9	134.9
First Data Polska (formerly POLCARD SA)	August	331.9	331.9
Four other acquisitions and merchant portfolio acquisitions		122.1	122.1

		$714.6	$714.6

2006:
ClearCheck, Inc. (“ClearCheck”)	March	$18.7	$18.7
First Data Deutschland (“FDD”, formerly Gesellschaft fur Zahlungssysteme) (c)	June	3.1	3.1
Peace Software (“Peace”)	August	85.1	85.1
First Data Cono Sur (“Cono Sur”, formerly Argencard)	December	193.8	193.8
Three other acquisitions and merchant portfolio acquisitions		34.7	34.7

		$335.4	$335.4

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(a)	Does not consider cash acquired or debt assumed. Does not reflect cash paid or received in years subsequent to initial acquisition.
(b)	The receipt of the Company’s proportionate 49% share of the alliance was accounted for as a purchase business combination.
(c)	The consideration for FDD is substantially offset by the proceeds from the sale of its wholly owned subsidiary easycash.

2008 Acquisitions

In January 2008, the Company entered into a joint venture with AIB, of which the Company owns 50.1%. The joint venture provides card acquiring services in the Republic of Ireland, the United Kingdom and elsewhere in Europe. The preliminary purchase price allocation resulted in identifiable intangible assets of $64 million, which are being amortized over 10 years, a trade name of $37 million that is being amortized over 15 years and goodwill of $66 million. The joint venture with AIB is consolidated and reported in the International segment.

In February 2008, the Company purchased the remaining interest in Unified Network Payment Solutions (“UNPS”) located in Canada. UNPS is consolidated and reported as part of the International segment.

In July 2008, FDC and its parent, Holdings, purchased the remaining 18.2% and 13.6% of the outstanding equity of Money Network, respectively, not already owned by the Company. The purchase price paid by Holdings consisted of shares of its common stock. FDC subsequently purchased Holdings’ interest in Money Network for an amount equivalent to the value of the shares issued by Holdings as purchase consideration. Money Network is reported as part of the Prepaid Services segment.

In September 2008, the Company purchased 50% of EUFISERV’s inter-bank processing business (subsequently renamed Trionis). Trionis will provide services across Europe. The Company accounts for its investment under the equity method of accounting within the International segment.

On November 1, 2008, the Company and JPMorgan Chase terminated their merchant alliance joint venture, Chase Paymentech SolutionsTM (“CPS”), which was the Company’s largest merchant alliance. The Company received its proportionate 49% share of the assets of the joint venture, including domestic merchant contracts, an equity investment in Merchant Link, a full-service ISO and Agent Bank unit, and a portion of the employees. The new domestic owned and managed business is being operated as part of FDC’s Merchant Services segment. First Data will continue to provide transaction processing and related services for certain merchants of the joint venture that were allocated to JPMorgan Chase but are resident on First Data’s processing platforms. First Data has historically accounted for its minority interest in the joint venture under the equity method of accounting. Beginning November 1, 2008, the portion of the alliance’s business received by the Company in the separation is reflected on a consolidated basis throughout the financial statements. CPS accounted for the vast majority of the “Equity earnings in affiliates” and the processing and other fees noted in footnote (b) on the face of the Consolidated Statements of Operations. The receipt of the Company’s proportionate share of CPS was accounted for as a purchase business combination. The assets and liabilities received were recorded at their fair values. Purchase accounting and the allocation of the purchase price is preliminary. As a result of the alliance termination and subsequent business combination, the Company assessed its deferred tax liabilities established at the time of the merger and reversed $836 million of those liabilities through purchase accounting for the Company’s proportionate share of CPS. The preliminary purchase price allocation resulted in identifiable intangible assets of $1,047 million, which are being amortized over three to approximately nine years, and goodwill of $696 million.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The aggregate cash paid for acquisitions during the year ended December 31, 2008 was approximately $267 million. The aggregate preliminary purchase price allocation associated with acquisitions during 2008 resulted in identifiable intangible assets and goodwill as follows:

	Preliminary purchase price allocation (in millions)	Weighted-average useful life
Software	$59.4	4 years
Customer relationships	1,049.5	9 years
Trade names	38.2	15 years
Other intangibles	6.3	8 years

Total identifiable intangibles	$1,153.4	9 years

Goodwill (a)	$820.1

(a)	Approximately $439 million of goodwill resulting from 2008 acquisitions is expected to be deductible for tax purposes.

Additional Information

The pro forma impact of all 2008 acquisitions on net income was not material.

2008 Dispositions

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

On December 31, 2008, the Company sold 12.5% of the membership interests in their merchant alliance joint venture, Wells Fargo Merchant Services, LLC (“WFMS”), to Wells Fargo & Company (“WFB”), for cash consideration totaling $222 million. This resulted in the Company owning 40% of the merchant alliance. FDC deconsolidated the WFMS balance sheet as of December 31, 2008 and is reflecting its remaining ownership interest as an equity method investment in the Merchant Services segment. The Company recognized a pretax loss of $3.8 million resulting from the transaction.

2007 Acquisitions

Predecessor

In January 2007, the Company acquired Size Technologies, a provider of loyalty, stored value and transaction marketing solutions. Size Technologies is reported as part of the Prepaid Services segment.

In February 2007, the Company acquired the assets of Datawire, an internet-based transaction delivery company. Datawire is reported as part of the Merchant Services segment.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In March 2007, the Company acquired Intelligent Results, a customer data analytics and decision management software provider. Intelligent Results is reported as part of All Other and Corporate.

In March 2007, the Company acquired Instant Cash, a debit card and ATM payment processing service provider for community banks, credit unions, thrifts and non-financial institutions. The purchase price allocation resulted in identifiable intangible assets of $54.3 million, which were being amortized over three to 10 years, and goodwill of $70.2 million. Instant Cash is reported as part of the Financial Services segment.

In June 2007, the Company acquired FundsXpress, a provider of online banking and bill payment services. The purchase price allocation resulted in identifiable intangible assets of $45.0 million, which were being amortized over eight years, and goodwill of $88.7 million. FundsXpress is reported as part of the Financial Services segment.

In August 2007, the Company acquired First Data Polska, a merchant acquirer and card issuer processor in Poland. The purchase price allocation resulted in identifiable intangible assets of $98.6 million, which were being amortized over eight years, and goodwill of $184.3 million. First Data Polska is reported as part of the International segment.

The aggregate cash paid, net of cash acquired, for acquisitions during the predecessor period from January 1, 2007 through September 24, 2007 was approximately $690 million. The valuations of the identifiable intangible assets of the businesses acquired during the 2007 predecessor period were contemplated in the valuation associated with the merger discussed in Note 2.

Successor

In November 2007, the Company purchased the remaining interest in its FDGS subsidiary previously owned by minority interest holders. FDGS is reported as part of the Financial Services segment.

In October 2007, the Company acquired Deecal International, a specialty software solutions provider for commercial payments in Dublin, Ireland. Deecal International is reported as part of the International segment.

In November 2007, the Company acquired Check Forte, a payment transaction processing company in Brazil. Check Forte is reported as part of the International segment.

In November 2007, the Company formed a joint venture with Standard Chartered PLC (“Merchant Solutions”), of which the Company owns 56%. The joint venture provides merchant processing services in Asia. Merchant Solutions is a consolidated entity within FDC and is reported as part of the International segment.

The aggregate cash paid, net of cash acquired, for acquisitions during the successor period from September 25, 2007 through December 31, 2007 was approximately $137 million. The aggregate purchase price allocation associated with acquisitions during the 2007 successor period resulted in identifiable intangible assets and goodwill as follows:

	Purchase price allocation (in millions)	Weighted-average useful life
Software	$5.9	7 years
Customer relationships	31.0	8 years
Other intangibles	9.8	10 years

Total identifiable intangibles	$46.7	8 years

Goodwill	$71.5

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Additional Information

The pro forma impact of all 2007 acquisitions on net income was not material.

2006 Acquisitions

The Company created a joint venture in January 2006 with Banca Nazionale del Lavoro (“BNL”) to provide merchant acquiring services for Italian merchants. The Company has a 49% ownership interest in the alliance and accounts for it under the equity method of accounting within the International segment.

In March 2006, the Company acquired substantially all the assets of ClearCheck, a full-service provider of return check management systems for major retailers and supermarkets across the U.S. ClearCheck is reported as part of the Financial Services segment.

In April 2006, the Company acquired the remaining interest of approximately 20% in its First Data Korea subsidiary and increased its ownership interest in its consolidated subsidiary OMNIPAY from approximately 47% to approximately 69% through a buyout of management shareholders. Both entities are part of the International segment.

In June 2006, the Company acquired FDD, a German processor of cashless, card-based payment transactions. FDD is reported as part of the International segment. The aggregate purchase price allocation resulted in $53.2 million in identifiable intangible assets, which were being amortized over seven to 23 years, and goodwill of $1.9 million. As part of the acquisition, the Company acquired easycash, a network solutions provider and a 100% owned subsidiary of FDD. As a condition for approval of the acquisition of FDD by FDC, the German Federal Cartel Office required that FDC sell the easycash subsidiary of FDD. easycash was involved in the business of point-of-sale terminal deployment and competed directly with FDC’s subsidiary TeleCash GmbH and Co. KG. easycash was sold in the fourth quarter 2006 for a purchase price equal to its allocated fair value resulting from the FDD acquisition.

In August 2006, the Company acquired Peace, a Customer Information System product company that develops advanced software for managing utility billing and customer care. Peace was subsequently divested in October 2008.

In December 2006, the Company acquired First Data Cono Sur, a provider of card issuing and merchant acquiring services in Argentina and Uruguay. The aggregate purchase price allocation resulted in identifiable intangible assets of $96.9 million, which were being amortized over seven to 11 years, and goodwill of $102.0 million. First Data Cono Sur is reported as part of the International segment.

The aggregate cash paid during the year ended December 31, 2006 for the alliance and other acquisitions was approximately $287.5 million, net of cash received of $47.9 million. The aggregate purchase price allocation for these transactions resulted in $187.7 million in identifiable intangible assets, which were being amortized over five to 23 years, and goodwill of $179.5 million. The identifiable intangible assets of the acquisitions that occurred in 2006 were contemplated in the purchase price allocation associated with the merger discussed in Note 2.

Additional Information

The pro forma impact of all 2006 acquisitions on net income was not material.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2006 Dispositions

In July 2006, the Company sold the majority of its ownership interest in its subsidiaries PPS and IDLogix to five national financial institutions to form Early Warning Services, LLC. Due to Early Warning Services, LLC being structured as a limited liability company, FDC’s remaining interest in Early Warning Services, LLC was accounted for using the equity method of accounting and was reflected in the “Investment in affiliates” line item of the Consolidated Balance Sheets until the sale of the Company’s remaining interest in July 2008. Refer to Note 19 for additional discussion.

In November 2006, the Company sold its subsidiary Taxware to ADP(R) Employer Services, a division of Automatic Data Processing, Inc. Refer to Note 19 for additional discussion.

Other Information

The following table outlines the net assets acquired and net cash paid for acquisitions (at date of acquisition) (in millions):

	Successor		Predecessor
	Year ended December 31, 2008	Period from September 25 through December 31, 2007	Period from January 1 through September 24, 2007	Year ended December 31, 2006

Fair value of net assets acquired	$3,013.1	$152.2	$714.6	$335.4
Less non-cash consideration	(2,746.0)	—	—	—
Less cash acquired	—	(15.6)	(24.3)	(47.9)

Net cash paid for acquisitions	$267.1	$136.6	$690.3	$287.5

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents changes to goodwill for the year ended December 31, 2008, the successor period from September 25, 2007 through December 31, 2007 and the predecessor period from January 1, 2007 through September 24, 2007 (in millions):

	Merchant Services	Financial Services	International	Prepaid Services	Integrated Payment Systems	All Other and Corporate	Divested Operations	Totals
Predecessor
January 1, 2007 balance	$3,399.8	$2,676.4	$1,102.9	$109.4	$12.1	—	$58.9	$7,359.5
Acquisitions	21.0	158.9	174.7	10.3	—	$15.4	—	380.3
Purchase price and allocation adjustments related to prior year acquisitions	(14.8)	(3.9)	7.9	—	—	—	(5.2)	(16.0)
Impairment associated with the wind-down of the official check and money order business	—	—	—	—	(12.1)	—	—	(12.1)
Other adjustments (primarily foreign currency)	—	0.7	43.6	—	—	0.2	0.2	44.7

September 24, 2007 balance	3,406.0	2,832.1	1,329.1	119.7	—	15.6	53.9	7,756.4

Successor
Acquisitions	—	45.2	18.9	7.8	—	(0.1)	—	71.8
Preliminary purchase price adjustments related to the merger	5,671.0	954.9	1,497.2	920.0	—	(6.7)	(41.6)	8,994.8
Other adjustments (primarily foreign currency)	—	0.1	(5.9)	—	—	0.2	(0.2)	(5.8)

January 1, 2008 balance	9,077.0	3,832.3	2,839.3	1,047.5	—	9.0	12.1	16,817.2
Acquisitions	695.9	—	66.4	57.8	—	—	—	820.1
Dispositions/Deconsolidation	(734.0)	—	—	—	—	—	(5.2)	(739.2)
Purchase price adjustments related to the merger	1,870.2	(134.9)	245.7	(438.4)	—	53.1	—	1,595.7
Purchase price adjustments related to prior year successor acquisitions	—	—	(0.2)	(0.1)	—	—	—	(0.3)
Goodwill impairments	(700.0)	(1,600.0)	(550.0)	(300.0)	—	(62.1)	(6.9)	(3,219.0)
Other adjustments (primarily foreign currency)	(0.3)	(1.0)	(412.0)	—	—	—	—	(413.3)

December 31, 2008 balance	$10,208.8	$2,096.4	$2,189.2	$366.8	$—	$—	$—	$14,861.2

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The terms of certain of the Company’s acquisition agreements provide for additional consideration to be paid if the acquired entity’s results of operations exceed certain targeted levels or if certain other conditions are met, as well as other payments or receipts of cash related to certain events that transpired subsequent to the acquisition of certain companies. Targeted levels are generally set substantially above the historical experience of the acquired entity at the time of acquisition. Such additional consideration is paid in cash and is recorded when payable as additional purchase price. Additional consideration was paid totaling $35.6 million in 2008, $0.5 million in the successor period from September 25, 2007 through December 31, 2007, $50.0 million in the predecessor period from January 1, 2007 through September 24, 2007 and $51.1 million in 2006. The maximum amount of remaining estimable contingent consideration consists of potential cash payments of $14.7 million, all of which was payable and accrued at December 31, 2008.

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

At December 31, 2008, there were ten affiliates accounted for under the equity method of accounting, comprised of five merchant alliances and five strategic investments in companies in related markets.

On November 1, 2008, the Company and JPMorgan Chase terminated their merchant alliance joint venture, CPS, which was the Company’s largest merchant alliance. Upon termination of the alliance, the Company received a 49% ownership interest in Merchant Link which is being accounted for under the equity method. Refer to Note 4 for more information regarding the termination of the CPS alliance joint venture. Operating results of the CPS alliance joint venture for 2008 are included in the financial information presented below through October 31, 2008. Total assets and liabilities for 2008 are not included as a result of the termination.

On December 31, 2008, the Company and Wells Fargo & Company (“WFB”) extended their merchant alliance joint venture, Wells Fargo Merchant Services, LLC (“WFMS”) for five years beyond its previously contracted termination date through December 31, 2014. In connection with the agreement to extend WFMS, FDC sold 12.5% of the membership interests to WFB. As a result of the transaction, FDC deconsolidated the WFMS balance sheet as of December 31, 2008 and is reflecting its remaining 40% ownership interest as an equity method investment. Refer to Note 4 for more information regarding this transaction. Operating results of WFMS are not included in the financial information presented below as the alliance was fully consolidated throughout 2008. Because FDC deconsolidated the WFMS balance sheet as of December 31, 2008, the total assets and liabilities of the alliance as of that date are included below.

The Company sold its investment in Early Warning Services and purchased 50% of EUFISERV inter-bank processing business (subsequently renamed Trionis) in the third quarter of 2008. In the fourth quarter of 2008, the Company sold its interest in an international entity which had been accounted for under the equity method.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of unaudited financial information for the merchant alliances and other affiliates accounted for under the equity method of accounting is as follows (in millions):

	Successor
December 31,	2008	2007
Total assets	$1,647.6	$7,443.7
Total liabilities	$1,595.1	$6,186.8

	Successor		Predecessor
	Year ended December 31, 2008	Period from September 25, 2007 through December 31, 2007	Period from January 1, 2007 through September 24, 2007	Year ended December 31, 2006
Net operating revenues	$1,495.9	$477.9	$1,193.8	$1,489.9
Operating expenses	826.2	252.6	667.5	877.6

Operating income	669.7	225.3	526.3	612.3

Net income	$622.7	$216.9	$506.1	$580.0

FDC equity earnings	$123.0	$46.8	$223.0	$283.1

The primary components of assets and liabilities are settlement-related accounts as described in Note 6.

The formation of a merchant joint venture alliance accounted for under the equity method of accounting generally involves the Company and/or a financial institution contributing merchant contracts to the alliance and a cash payment from one owner to the other to achieve the desired ownership percentages. The asset amounts reflected above are owned by the alliances and other equity method investees and do not include any of such payments made by the Company. As discussed in Note 2, a portion of the purchase price related to the merger was allocated to the Company’s investments in unconsolidated joint ventures. The amount by which the total of the Company’s investments in its joint ventures exceeded its proportionate share of the joint ventures’ net assets totaled $1,328.5 million and $3,190.8 million at December 31, 2008 and 2007, respectively. The decrease in this amount resulted from the termination of the CPS alliance partially offset by the deconsolidation of the WFMS joint venture. The non-goodwill portion of this amount is considered an identifiable intangible asset that is amortized accordingly. The estimated future amortization expense for these intangible assets as of December 31, 2008 is $71.3 million in 2009, $66.2 million in 2010, $61.3 million in 2011, $55.8 million in 2012 and $49.8 million in 2013. These amounts assume that these alliances continue as they currently exist. Much of the difference between FDC’s proportionate share of the investee’s net income and FDC’s equity earnings noted above relates to this amortization.

Note 6: Settlement Assets and Obligations

Settlement assets and obligations result from FDC’s processing services and associated settlement activities, including settlement of payment transactions. Settlement assets are generated principally from payment instrument sales (primarily official checks and financial institution money orders) and merchant services transactions. Certain merchant settlement assets that relate to settlement obligations accrued by the Company are held by partner banks to which the Company does not have legal ownership but has the right to use to satisfy the related settlement obligation. FDC records corresponding settlement obligations for amounts payable to merchants and for payment instruments not yet presented for settlement. At December 31, 2008, the difference in the aggregate amount of such assets and liabilities is primarily due to unrealized net investment gains and losses,

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

which are reported as OCI in stockholders’ equity. The principal components of FDC’s settlement assets and obligations are as follows (in millions):

	Successor
December 31,	2008	2007
Settlement assets:
Current settlement assets:
Cash and cash equivalents	$4,772.3	$13,640.4
Investment securities	121.9	—
Due from card associations and bank partners	2,807.1	3,214.7
Due from selling agents	228.9	287.5

	7,930.2	17,142.6

Long-term settlement assets:
Investment securities	732.7	1,085.8

	$8,662.9	$18,228.4

Settlement obligations:
Current settlement obligations:
Payment instruments outstanding	$3,734.8	$11,258.4
Card settlements due to merchants	4,718.6	5,283.0
Due to selling agents	227.2	1,687.0

	$8,680.6	$18,228.4

Cash equivalents consist of short-term time deposits, commercial paper, short-term variable rate demand notes and other investments. See Note 7 for information concerning the Company’s investment securities. The decrease in settlement assets and liabilities in 2008 compared to 2007 is due to the wind down of the IPS official check and money order businesses.

FDC generated revenues from its investment of certain settlement assets, the majority of which pertained to cash equivalents and investment securities within the Company’s Integrated Payment Systems (“IPS”) segment. During 2008, the IPS investment portfolio was repositioned to principally taxable investments. Prior to 2008, the IPS investment portfolio was primarily invested in tax free municipal obligations. At December 31, 2008, the IPS segment portfolio was invested in cash equivalents and short-term investment securities with ratings of “A1/P1” or better or in the “A” category or better and long-term investments rated in the “A” category or better with the exception of $83.2 million in lower rated, auction rate securities described in Note 20. IPS segment investment portfolio balances averaged $7.3 billion in 2008, $12.6 billion in 2007, and $13.1 billion in 2006. Investment revenues (before commissions to certain selling agents and hedging gains and losses) from the IPS segment portfolio totaled $163.2 million in 2008, $116.6 million for the successor period September 25, 2007 through December 31, 2007, $341.5 million for the predecessor period January 1, 2007 through September 24, 2007, and $469.5 million in 2006 (on a pretax equivalent basis: $163.2 million, $172.5 million, $524.0 million, and $720.5 million, respectively).

Note 7: Investment Securities

Investment securities are a principal component of the Company’s settlement assets and represent the investment of funds received by FDC from the sale of payment instruments (official checks and financial institution money orders) by authorized agents. During 2008, the Company repositioned a majority of the investment portfolio classified within settlement assets into short-term taxable investments. During 2007 and in conjunction with the wind down of the official check and money order businesses, the Company repositioned a

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

majority of the investment portfolio from long-term state and municipal obligations to more liquid investments of shorter duration, though still generally tax exempt. Realized pretax gains and (losses) from the sale of these investment securities reclassified out of OCI into “Investment income” were $(0.6) million in 2008, $(1.2) million in the successor period from September 25, 2007 through December 31, 2007, $4.4 million in the predecessor period from January 1, 2007 through September 24, 2007 and $0.3 million in 2006. The Company recognized other than temporary impairments during 2008 of $60.3 million related to this investment portfolio as discussed in Note 20. The Company uses specific identification to determine the cost of a security sold and the amount of gains and losses reclassified out of OCI. The Company received proceeds from the sale of long-term investments of $0.5 billion in 2008, $0.7 billion in the successor period from September 25, 2007 through December 31, 2007, $10.9 billion in the predecessor period from January 1, 2007 through September 24, 2007 and $18.5 million in 2006.

The Company also maintains various other investments many of which are classified as available-for-sale and carried at fair market value of $12.9 million and $43.6 million at December 31, 2008 and 2007, respectively. Such investments are recorded in the “Other current assets” and “Other long-term assets” line items of the Consolidated Balance Sheets and include primarily shares of a money market fund described in Note 20. In addition, the Company has investments in non-marketable equity securities and other investments that are carried at cost of $26.9 million and $27.5 million at December 31, 2008 and 2007, respectively, and are also recorded in the “Other long-term assets” line item of the Consolidated Balance Sheets. Realized gains and losses associated with the investments described above are recognized in the “Other income (expense)” line item of the Consolidated Statements of Operations.

The principal components of investment securities are as follows (in millions):

Successor	Cost (1)	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
December 31, 2008
Student loan auction rate securities (2)	$505.5	$—	$(13.3)	$492.2
Corporate bonds	342.1	—	(4.4)	337.7
Other securities:
Cost-based investments	26.9	—	—	26.9
Other	37.6	—	—	37.6

Total other	64.5	—	—	64.5

Totals	$912.1	$—	$(17.7)	$894.4

December 31, 2007
State and municipal obligations	$1,080.0	$—	$—	$1,080.0
Other securities:
Cost-based investments	27.5	—	—	27.5
Equity	43.0	—	—	43.0
Preferred stock	6.4	—	—	6.4

Total other	76.9	—	—	76.9

Totals	$1,156.9	$—	$—	$1,156.9

(1)	Represents amortized cost for debt securities.
(2)

Beginning in February of 2008, the auction mechanism for these investments began failing so remaining securities after that time are considered illiquid; however, the majority of the remaining securities as of December 31, 2008

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

were rated “AAA” or the equivalent and all had collateral substantially guaranteed by the U.S. government and continued to pay interest in accordance with their respective security agreements. The Company has the ability and intent to hold these securities for an extended time period until the securities recover in value at least to a certain minimum threshold. The Company recognized an other than temporary impairment loss of $48.0 million in 2008. Refer to Note 20 for additional detail on these securities.

The following table presents maturity information for the Company’s debt securities at December 31, 2008 (in millions):

Fair Value
Due within one year	$97.8
Due after one year through five years	240.4
Due after five years through 10 years	59.0
Due after 10 years	433.3

Total Debt Securities	$830.5

The following table presents the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2008 (in millions):

December 31, 2008	Less than 12 months		More than 12 months		Total Fair Value	Total Unrealized Losses
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Student loan auction rate securities	$492.2	$(13.3)	$—	$—	$492.2	$(13.3)
Corporate Bonds	$337.7	$(4.4)	$—	$—	$337.7	$(4.4)

As of December 31, 2008 the Company’s unrealized losses related to the following:

Student loan auction rate securities—The unrealized losses resulted from student loan auction rate securities (“SLARS”) for which the auction mechanism has failed. The Company believes that these investments will recover substantially all of their principal value by their maturity date; however, the Company currently cannot assert that it has the intent to hold these securities until they fully recover their par value as it may be willing to sell the securities at a loss if the price exceeds a certain minimum threshold. The Company has the ability and intent to hold these securities for an extended time period until the securities recover in value at least to the specified minimum threshold.

Corporate bonds—The unrealized losses on the Company’s investments in corporate bonds resulted from the weakening of the global economy and credit markets during the second half of 2008. The unrealized losses were deemed to be not other-than-temporary because the Company has the ability and intent to hold these investments until a recovery of fair value occurs which may be upon maturity. Maturities will occur between third quarter of 2009 and first quarter of 2010.

Note 8: Nonderivative and Derivative Financial Instruments

Concentration of credit risk

FDC maintains cash and cash equivalents, investment securities and certain hedging instruments (for specified purposes) with various financial institutions. The Company limits its concentration of these financial

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

instruments with any one institution, and periodically reviews the credit standings of these institutions. FDC has a large and diverse customer base across various industries, thereby minimizing the credit risk of any one customer to FDC’s accounts receivable amounts. In addition, each of the Company’s business units perform ongoing credit evaluations on customers that expose the Company to significant financial risk because of their financial condition.

Management of nonderivative financial instrument risks

FDC does not hold or issue financial instruments for trading purposes. FDC encounters credit and market risks related to the Company’s financial instruments, principally its investment securities. The Company attempts to mitigate credit risk by making high-quality investments. At December 31, 2008, the Company had $492.2 million in SLARS which are considered long-term investments and high quality but are not currently liquid. A majority of the Company’s settlement assets are in cash and cash equivalents.

Fair value of nonderivative financial instruments

Carrying amounts for certain of FDC’s financial instruments (cash and cash equivalents, short-term investments and short-term borrowings) approximate fair value due to their short maturities. Accordingly, these instruments are not presented in the following table. The following table provides the estimated fair values of the remaining nonderivative financial instruments (in millions):

	Successor
December 31,	2008		2007
	Carrying Value	Fair Value	Carrying Value	Fair Value
Nonderivative financial instruments:
Long-term investment securities	$912.1	$894.4	$1,156.9	$1,156.9
Long-term borrowings	22,075.2	12,662.1	21,953.5	20,331.0

The estimated fair value of long-term investment securities is based primarily on market quotations; however, due to the lack of observable market activity for the SLARS held by the Company, the Company with the assistance of a third party valuation firm, upon which the Company in part relied, made certain assumptions, primarily relating to estimating both the weighted average life for the securities held by the Company and the impact of the current lack of liquidity on the fair value. At December 31, 2008, the securities were valued based on a probability weighted discounted cash flow analysis using the assumptions. Refer to Note 7 for more information related to the investment securities held by the Company.

The fair market value of the remaining pre-merger long-term debt was based upon the total consideration paid to note holders in the debt tender in December 2008. The fair market value of the 9.875% senior notes, senior unsecured cash-pay notes, senior unsecured PIK notes, senior subordinated unsecured notes and senior secured term loan facility were based on December 31, 2008 market trading prices. Refer to Note 10 for more information related to the Company’s borrowings.

DERIVATIVE FINANCIAL INSTRUMENTS

Risk Management Objectives and Strategies

The Company is exposed to various financial and market risks, including those related to changes in interest rates and foreign currency rates, that exist as part of its ongoing business operations. The Company utilizes

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

certain derivative financial instruments to enhance its ability to manage these risks. The primary risks managed by using derivative instruments are interest rate risk and foreign exchange risk.

Interest rate swaps are entered into to manage interest rate risk associated with the Company’s variable-rate borrowings. Cross currency swaps for various foreign currencies are entered into to manage foreign exchange risk associated with the Company’s initial investments in certain foreign subsidiaries or certain intercompany loans to foreign subsidiaries. Forward contracts on various foreign currencies are entered into to manage foreign exchange risk associated with the Company’s forecasted foreign currency denominated sales or purchases.

Derivative instruments are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company applies strict policies to manage each of these risks, including prohibition against derivatives trading, derivatives market-making or any other speculative activities. Although certain derivatives do not qualify for hedge accounting, they are entered into for economic hedge purposes and are not considered speculative.

The Company’s policy is to minimize its cash flow and net investment exposures related to adverse changes in interest rates and foreign currency exchange rates. The Company’s objective is to engage in risk management strategies that provide adequate downside protection.

Accounting for Derivative Instruments and Hedging Activities

The Company recognizes all derivatives in the “Other long-term assets” and “Other long-term liabilities” captions in the Consolidated Balance Sheets at their fair value. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), the Company designated interest rate swaps as cash flow hedges of forecasted interest rate payments related to its variable rate debt and certain of the cross currency swaps as a foreign currency hedge of its net investment in a foreign subsidiary. Other cross currency swaps and forward contracts on various foreign currencies did not qualify or have not been designated as accounting hedges and do not receive hedge accounting treatment.

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

As discussed in Note 2 and on September 24, 2007, the Company was acquired through a merger by an entity controlled by affiliates of KKR. As a result of the merger and also on September 24, 2007, the Company repurchased a majority of its outstanding fixed rate debt through a tender offer. The interest rate swaps associated with this debt were terminated at the time the debt was repurchased. On September 24, 2007, the Company issued approximately $22 billion of variable rate debt (though interest rates on $9 billion of the debt were subject to certain caps) and subsequently swapped $7.5 billion of this variable rate debt to fixed rates.

As of December 31, 2008, the Company uses derivative instruments to mitigate (i) cash flow risks with respect to changes in interest rates (forecasted interest payments on variable rate debt) and foreign exchange rates (forecasted transactions denominated in foreign currency) and (ii) to protect the initial net investment in certain foreign subsidiaries and/or affiliates with respect to changes in foreign exchange rates. Not all of these derivatives qualify for hedge accounting as discussed in more detail below.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

With respect to derivative instruments that are afforded hedge accounting pursuant to SFAS No. 133, the effective portion of changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge is recorded in OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The effective portion of changes in the fair value of a net investment hedge is recorded as part of the cumulative translation adjustment in OCI. Any ineffectiveness is recorded immediately in the Consolidated Statements of Operations.

The Company formally documents all relationships between hedging instruments and the underlying hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to forecasted transactions and net investment hedges to the underlying investment in a foreign subsidiary or affiliate. The Company formally assesses, both at inception of the hedge and on an ongoing basis, whether the hedge is highly effective in offsetting changes in cash flows or foreign currency exposure of the underlying hedged items. The Company also performs an assessment of the probability of the forecasted transaction on a periodic basis. If it is determined that a derivative ceases to be highly effective during the term of the hedge or if the forecasted transaction is no longer probable, the Company will discontinue hedge accounting prospectively for such derivative.

CREDIT RISK

The Company is monitoring the financial stability of its derivative counterparties. Certain of these counterparties are receiving support from the federal government in light of current financial conditions. Although these counterparties remain highly-rated (in the “A” category or higher), their ability to satisfy their commitments may be dependent on receiving continued support from the federal government. The credit risk inherent in these agreements represents the possibility that a loss may occur from the nonperformance of a counterparty to the agreements. The Company performs a review at inception of the hedge, as circumstances warrant, and at least on a quarterly basis of the credit risk of these counterparties. The Company also monitors the concentration of its contracts with individual counterparties. FDC’s exposures are in liquid currencies (primarily in U.S. dollars, euros and Australian dollars), so there is minimal risk that appropriate derivatives to maintain the hedging program would not be available in the future.

DERIVATIVES NOT QUALIFYING FOR HEDGE ACCOUNTING

At the time of the merger, all previous hedge accounting designations were nullified because of the merger. The Company redesignated certain of the previous derivatives in the same hedging relationships to continue to qualify for hedge accounting. The remaining derivative instruments continued to function as economic hedges but were not designated to qualify for hedge accounting. At December 31, 2008, those derivative instruments not designated as accounting hedges included foreign currency forward contracts to hedge forecasted foreign currency sales, a cross-currency swap to hedge foreign currency exposure from an intercompany loan, and cross-currency swaps to hedge an investment in a foreign subsidiary from fluctuations in foreign currency exchange rates.

In the third quarter of 2007 and prior to the consummation of the merger, the Company entered into two forward starting, deal contingent interest rate swaps. Such swaps did not qualify for hedge accounting until consummation of the merger as discussed below in “Cash Flow Hedges”. From the date the swaps were entered into until designated as hedges on September 24, 2007, the swaps were marked-to-market which resulted in a charge of approximately $19 million. This amount was recorded as a successor transaction in “Other income (expense)” in the Consolidated Statements of Operations.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The costless collar that existed at December 31, 2007 and was used to hedge the anticipated cash flows from the future sale of an equity security was terminated in January 2008 in connection with the sale of the associated equity security.

During 2008, the Company entered into an outsourcing contract with a foreign vendor which exposes the Company to foreign exchange risk related to the currency of the vendor’s country. The Company entered into a series of forward contracts to hedge the forecasted purchases from the vendor in order to mitigate the foreign currency exposure.

As of December 31, 2008, the notional amounts of the forward contracts were 5.8 million Canadian dollars ($4.7 million). The notional amount of the foreign exchange rate collar was 90.4 million Philippine pesos ($1.9 million). If the Philippine Peso to U.S. Dollar exchange rate fluctuates by more than +/- 8% from the reference rate, then a net payment is made or received based on the $1.9 million notional amount. The Company is also a party to a reverse collar for a $950,000 notional amount which effectively reduces the notional amount of the Philippine Peso collar to $950,000 when the exchange rate fluctuates by more than +/- 13%. The terms of the foreign exchange rate collar and the related reverse collar were specifically designed to match the foreign exchange exposure from the underlying vendor agreement. The notional amount of the cross-currency swaps was 91.1 million euro (approximately $127.8 million). The periodic change in the mark-to-market of the derivative instruments not designated as accounting hedges is recorded immediately in the Consolidated Statements of Operations. For information on the location and amounts of derivative fair values in the Consolidated Balance Sheets and derivative gains and losses in the Consolidated Statements of Operations, see the tabular information presented below.

DERIVATIVES THAT QUALIFY FOR HEDGE ACCOUNTING

Hedge of a Net Investment in a Foreign Operation

A cross currency swap that was designated as a net investment hedge prior to the merger was redesignated at the merger date as a hedge of net investments in foreign operations. Since the existing derivative instrument was not at zero fair value at the time of redesignation, the redesignated hedging relationship creates some ineffectiveness which is recognized immediately in the Consolidated Statements of Operations. The effective portion of the change in fair value of the cross currency swap is recognized in the Consolidated Statements of Stockholders’ Equity. As of December 31, 2008, the aggregate notional amount of the cross currency swap was 115.0 million Australian dollars (approximately $78.6 million).

For information on the location and amounts of derivative fair values in the Consolidated Balance Sheets and derivative gains and losses in the Consolidated Balance Sheets or in the Consolidated Statements of Operations, see the tabular information presented below.

Cash Flow Hedges

As noted above and in the third quarter 2007 prior to the consummation of the merger, the Company entered into two forward starting, deal contingent interest rate swaps. At the merger date such interest rate swaps were designated as cash flow hedges of the variability in the interest payments on a specified $3.0 billion portion of the approximate $12.8 billion variable rate senior secured term loan due to changes in the LIBOR interest rate. In the fourth quarter of 2007, the Company entered into additional interest rate swaps designated as cash flow hedges of the variability in the interest payments on $4.5 billion of the variable rate senior secured term loan due to changes in the LIBOR interest rate.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 2008, the Company entered into basis rate swaps to modify the variable rates on $6.0 billion of the previously executed $7.5 billion interest rate swaps and to lower the fixed interest rates on those interest rate swaps. The basis swaps pay interest at rates equal to three-month-LIBOR and receive interest at rates equal to one-month-LIBOR plus a fixed spread. One basis swap with a notional amount of $2.0 billion expires on June 24, 2009 and all other basis swaps with a combined notional amount of $4.0 billion expire on September 24, 2010. In the second quarter of 2008, the Company also made a corresponding election on its senior secured term loan facility to change interest payments from three-month-LIBOR to one-month-LIBOR interest rate index on a $6.0 billion principal amount to match the terms of the basis swaps. As a result of entering into basis rate swaps and electing to change the interest payments to one-month-LIBOR, the Company redefined and re-designated the cash flow hedging relationships. The original three-month-LIBOR interest rate swaps were re-designated in combination with the basis swaps as cash flows hedges of the variability in the interest payments on the senior secured term loan due to changes in the LIBOR interest rate. Since the existing derivative instruments were not at zero fair value at the time of re-designation, the re-designated hedging relationships result in ineffectiveness which is recognized immediately in the Consolidated Statements of Operations.

At December 31, 2008, the maximum length of time over which the Company is hedging its exposure is approximately four years. The effective portion of changes in fair value of the cash flow hedges is recorded temporarily in the Consolidated Statements of Stockholders’ Equity as a component of OCI and then recognized in the Consolidated Statements of Operations in the same period or periods during which the payment of variable interest associated with the floating rate debt is recorded in earnings. Any ineffective portions of changes in fair value are recognized in the Consolidated Statements of Operations during the period of change. The Company follows the hypothetical derivative method to measure hedge ineffectiveness. A $16.0 million loss associated with ineffectiveness was recognized in earnings during the year ended December 31, 2008 related to the cash flow hedges mostly due to the hedges being off-market at the time of redesignation. The amount of losses in OCI as of December 31, 2008 related to the hedged transactions that is expected to be reclassified into the Consolidated Statements of Operations during the 12 months ending December 31, 2009 is approximately $99 million.

In the predecessor periods, the Company entered into derivatives to hedge certain cash flows associated with foreign currency exposures and the forecasted sale of an investment security. At their initiation, these derivative instruments qualified, and were designated, as cash flow hedges. On an individual and aggregate basis such derivatives were immaterial to the financial statements for the predecessor periods presented. The amount of ineffectiveness related to these cash flow hedges was immaterial. These derivative instruments were not redesignated in new hedging relationships at the time of the merger and, therefore, did not receive hedge accounting treatment in the successor period.

For information on the location and amounts of derivative fair values in the Consolidated Balance Sheets and derivative gains and losses in the Consolidated Balance Sheets or in the Consolidated Statements of Operations, see the tabular information presented below.

Fair Value Hedges

As discussed above in Note 2 and in connection with the merger in September 2007, the Company terminated the interest rate swaps associated with its fixed rate debt in connection with the repurchase of the underlying debt. Additionally, the Company terminated the interest rate swaps associated with the long-term investment portfolio of the official check and money order businesses. These hedges qualified for the short-cut method of accounting as described in paragraph 68 of SFAS 133. Accordingly, there was no ineffectiveness related to these interest rate swaps. Subsequent to the merger, the Company had no outstanding fair value hedges that qualified for hedge accounting.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FAIR VALUE OF DERIVATIVE INSTRUMENTS

The estimated fair value of derivative financial instruments is modeled in Bloomberg software using the Bloomberg reported market data based on mid-market prices and the actual terms of the derivative contracts. The fair value incorporates the Company’s own creditworthiness as well as the creditworthiness of the counterparties. While the Company believes its estimates result in a reasonable reflection of the fair value of these instruments, the estimated values may not be representative of actual values that could have been realized as of December 31, 2008 or that will be realized in the future.

	Successor
(in millions)	As of December 31, 2007
	Carrying Value	Fair Value
Derivative financial instruments:
Interest rate contracts	(194.5)	(194.5)
Foreign exchange contracts	(12.7)	(12.7)
Costless collars related to investment in certain equity securities	(12.8)	(12.8)

Fair Value of Derivative Instruments in the Consolidated Balance Sheets
	Successor
	As of December 31, 2008
(in millions)	Derivative Assets		Derivative Liabilities
	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location
Derivatives designated as hedging instruments under SFAS 133
Interest rate contracts	—		$(598.8)	Other long-term liabilities and other current liabilities
Foreign exchange contracts	$8.9	Other long- term assets	—

Total derivatives designated as hedging instruments under SFAS 133	8.9		(598.8)
Derivatives not designated as hedging instruments under SFAS 133
Foreign exchange contracts	2.8	Other long- term assets	(2.5)	Other long-term liabilities

Total derivatives not designated as hedging instruments under SFAS 133	2.8		(2.5)

Total Derivatives	$11.7		$(601.3)

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Effect of Derivative Instruments on the Consolidated Statements of Operations For the successor year ended December 31, 2008
(in millions, pretax)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Derivatives in SFAS 133 cash flow hedging relationships	2008	2008		2008
Interest rate contracts	$(433.1)	$(45.8)	Interest Expense	$(16.0)	Other income (expense)
Derivatives in SFAS 133 net investment hedging relationships	2008	2008		2008
Foreign exchange contracts	$17.3	—		$(1.7)	Other income (expense)

	Amount of Gain or (Loss) Recognized in Income on Derivative	Location of Gain or (Loss) recognized in Income on Derivative
Derivatives not designated as hedging instruments under SFAS 133	2008
Foreign exchange contracts	$4.8	Other income (expense)

ACCUMULATED DERIVATIVE GAINS AND LOSSES

The following table summarizes activity in other comprehensive income for the years ended December 31, 2008 and 2007 related to derivative instruments classified as cash flow hedges and net investment hedges held by the Company (in millions, after tax):

	Successor		Predecessor
	Year ended December 31, 2008	Period from September 25 through December 31, 2007	Period from January 1 through September 24, 2007
Accumulated loss included in other comprehensive income at beginning of the period	$(106.5)	$—	$(43.7)
Less: Reclassifications into earnings from other comprehensive income	28.7	—	3.3

	(77.8)	—	(40.4)
Losses in fair value of derivatives (a)	(261.8)	(106.5)	(25.0)
Less: Purchase accounting adjustments due to merger	—	—	65.4

Accumulated loss included in other comprehensive income at end of the period	$(339.6)	$(106.5)	$—

(a)	Losses are included in unrealized gains (losses) on hedging activities and in foreign currency translation adjustment on the Consolidated Statements of Stockholders’ Equity.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9: Income Taxes

	Successor		Predecessor
(in millions)	Year ended December 31, 2008	Period from September 25 through December 31, 2007	Period from January 1 through September 24, 2007	Year ended December 31, 2006

Components of pretax (loss) income before discontinued operations and certain minority interest adjustments:
Domestic	$(4,137.6)	$(511.9)	$454.1	$951.2
Foreign	(324.1)	34.0	137.4	102.9

	$(4,461.7)	$(477.9)	$591.5	$1,054.1

(Benefit) provision for income taxes before discontinued operations and certain minority interest adjustments:
Federal	$(667.8)	$(182.9)	$55.0	$148.2
State and local	(46.6)	(5.8)	36.3	34.2
Foreign	15.2	12.6	34.5	21.3

	$(699.2)	$(176.1)	$125.8	$203.7

The Company’s effective tax rates from continuing operations differ from statutory rates as follows:

	Successor (1)		Predecessor
	Year ended December 31, 2008	Period from September 25 through December 31, 2007	Period from January 1 through September 24, 2007	Year ended December 31, 2006
Federal statutory rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.1	0.8	2.2	2.2
Foreign rate differential	1.1	(1.8)	(2.6)	(4.3)
Interest earned on municipal investments	0.0	7.6	(18.6)	(14.6)
Dividend exclusion	0.0	0.9	(1.9)	(1.2)
Valuation allowances	(0.1)	(5.6)	(0.3)	2.3
Prior year income tax return true-ups	0.2	0.0	2.3	0.0
Non-deductible merger related expenses	0.0	(0.1)	3.2	0.0
Goodwill impairment	(23.6)	0.0	0.0	0.0
Other	2.0	0.0	2.0	0.0

Effective tax rate	15.7%	36.8%	21.3%	19.4%

(1)	The change from pretax income in predecessor periods to a pretax loss in the successor periods caused a general shift in several components of the tax rate reconciliation.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s income tax provisions (benefits) consisted of the following components:

	Successor		Predecessor
(in millions)	Year ended December 31, 2008	Period from September 25 through December 31, 2007	Period from January 1 through September 24, 2007	Year ended December 31, 2006

Current
Federal	$31.4	$(29.7)	$63.3	$193.1
State and local	29.2	7.5	39.7	39.3
Foreign	103.5	13.7	48.5	32.1

	164.1	(8.5)	151.5	264.5
Deferred
Federal	(699.1)	(153.2)	(8.3)	(44.9)
State and local	(75.8)	(13.3)	(3.4)	(5.1)
Foreign	(88.4)	(1.1)	(14.0)	(10.8)

	(863.3)	(167.6)	(25.7)	(60.8)

	$(699.2)	$(176.1)	$125.8	$203.7

Income tax payments, net of refunds received, of $69 million in 2008 were less than current expense primarily due to the actual receipt of tax refunds related to the successor period from September 25, 2007 through December 31, 2007. Income tax refunds received, net of tax payments, of $108 million in the successor period from September 25, 2007 through December 31, 2007 were more than the current benefit primarily due to the actual receipt of tax refunds related to the predecessor period from January 1, 2007 through September 24, 2007 and the year ended December 31, 2006. Income tax payments of $56 million in the predecessor period from January 1, 2007 through September 24, 2007 were less than current expense primarily due to increased tax benefits associated with the exercise of stock options recorded directly to equity resulting in a federal net operating loss carryback for a refund. Income tax payments of $86 million in 2006 were less than current expense primarily due to increased tax benefits associated with the exercise of stock options recorded directly to equity for 2006 and 2005 overpayment applied to 2006.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the book and tax bases of the Company’s assets and liabilities. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Deferred tax assets are included in both “Other current assets” and “Other long-term assets” in the Company’s Consolidated Balance Sheets. Deferred tax liabilities are included in “Deferred long-term tax liabilities” in the Company’s Consolidated Balance Sheets. The following table outlines the principal components of deferred tax items:

	Successor
December 31,	2008	2007
Deferred tax assets related to:
Reserves and other accrued expenses	$205.7	$51.4
Pension obligations	36.2	41.6
Employee related liabilities	42.3	61.6
Deferred revenues	2.9	—
Unrealized securities and hedging (gain)/loss	215.6	64.9
Net operating losses and tax credit carryforwards	303.4	182.8
U.S. foreign tax credits on undistributed earnings	140.4	87.0
Foreign exchange (gain)/loss	23.1	—

Total deferred tax assets	969.6	489.3
Valuation allowance	(83.2)	(92.4)

Realizable deferred tax assets	886.4	396.9

Deferred tax liabilities related to:
Property, equipment and intangibles	(2,061.0)	(2,507.8)
Investment in affiliates and other	(192.2)	(23.1)
Deferred revenues	—	(3.0)
U.S. tax on foreign undistributed earnings	(137.1)	(113.9)
Foreign exchange (gain)/loss	—	(11.8)

Total deferred tax liabilities	(2,390.3)	(2,659.6)

Net deferred tax liabilities	$(1,503.9)	$(2,262.7)

The Company’s deferred tax assets and liabilities were included in the Consolidated Balance Sheets as follows:

	Successor
December 31,	2008	2007
Current deferred tax assets	$133.3	$110.6
Long-term deferred tax assets	11.0	8.3
Long-term deferred tax liabilities	(1,648.2)	(2,381.6)

Net deferred tax liabilities	$(1,503.9)	$(2,262.7)

Included in the changes from December 31, 2007 to December 31, 2008 in the deferred tax balances above are deferred tax assets and liabilities for various acquisitions and for differences between the assigned fair market values and the tax bases of the assets and liabilities recognized in various purchase business combinations.

As of December 31, 2008, the Company had recorded a valuation allowance of $83.2 million against federal, state and foreign net operating losses. The decrease to the valuation allowance in 2008 was primarily due

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to an increase in the expected future realization of the Company’s foreign tax credits. The decrease to the valuation allowance for foreign tax credits included $40 million which was recorded as a reduction to goodwill. Partially offsetting the valuation allowance decrease was an increase for current year state and foreign net operating losses which may not be utilized within the statute of limitations.

As of December 31, 2008, the Company had aggregate federal net operating loss carryforwards of approximately $442 million. If not utilized, these carryforwards will expire in years 2015 through 2028.

As of December 31, 2008, the Company had aggregate foreign net operating loss carryforwards of approximately $152 million. Foreign net operating loss carryforwards of $127 million, if not utilized, will expire in years 2009 through 2028. The remaining foreign net operating loss carryforwards of $25 million have an indefinite life.

As of December 31, 2008, the Company had aggregate state net operating loss carryforwards of approximately $1,646 million. If not utilized, these carryforwards will expire in years 2009 through 2028.

As of December 31, 2008, the Company had foreign tax credit carryforwards of approximately $49 million. If not utilized, these carryforwards will expire in years 2017 through 2018.

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the unrecognized tax benefits for the predecessor period from January 1, 2007 through September 24, 2007, the successor period from September 25, 2007 through December 31, 2007, and the year ended December 31, 2008 is as follows (in millions):

Predecessor:
Balance as of January 1, 2007	$303.5
Increases for tax positions of prior years	28.6
Increases for tax positions related to the current period	7.8
Decreases due to the lapse of applicable statute of limitations	(30.9)

Balance as of September 24, 2007	309.0

Successor:
Increases for tax positions of prior years	5.4
Increases for tax positions related to the current period	58.4
Decreases for cash settlements with taxing authorities	(0.6)
Decreases due to the lapse of applicable statute of limitations	(4.1)

Balance as of December 31, 2007	368.1
Increases for tax positions of prior years	23.1
Decreases for tax positions of prior years	(11.6)
Increases for tax positions related to the current period	4.9
Decreases for cash settlements with taxing authorities	(3.3)
Decreases due to the lapse of applicable statute of limitations	(9.7)

Balance as of December 31, 2008	$371.5

The income taxes payable for unrecognized tax benefits is included in the “Other long-term liabilities” line of the Consolidated Balance Sheets, net of the federal benefit on state income taxes (approximately $27 million at December 31, 2008). The unrecognized tax benefits at December 31, 2008 included approximately $16 million of tax positions that, if recognized, would affect the effective tax rate. Upon the adoption of SFAS No. 141(R) on January 1, 2009, the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate increases by $178 million.

During the year ended December 31, 2008, the Company’s liability for unrecognized tax benefits was reduced by $11 million after negotiating settlements with certain state jurisdictions. The reduction in the liability was recorded through cash payments and a decrease to goodwill.

In September 2007, the Company’s statute of limitations expired for certain state and federal positions without adjustment, resulting in the Company’s unrecognized tax benefits decreasing by approximately $31 million, of which $1 million was recognized as a decrease to income tax expense of the predecessor period and the remaining $30 million as a decrease to goodwill. The $31 million decrease was comprised of $4 million of federal and $27 million of state tax positions. The Company increased unrecognized tax benefits in the third quarter of 2007 for uncertainty regarding a federal tax receivable in the amount of approximately $8 million. Additional state statutes expired in October 2007 decreasing the Company’s unrecognized tax benefits by approximately $4 million, all of which decreased goodwill.

The Company recognizes interest related to unrecognized tax benefits and penalties in the “Income tax (benefit) expense” line item of the Consolidated Statements of Operations. Included in the “Income tax (benefit) expense” line for the year ended December 31, 2008 was approximately $15 million of accrued interest expense (net of related tax benefits). Included for the successor period from September 25, 2007 through December 31, 2007 and the predecessor period from January 1 through September 24, 2007 were approximately $4 million and

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$6 million, respectively, of accrued interest expense (net of related tax benefits). The Company had approximately $56 million of interest and penalties accrued at December 31, 2008 which were not included in the period ending balance of $371.5 million of unrecognized tax benefits. Accrued interest and penalties are included in the “Other long-term liabilities” line of the Consolidated Balance Sheets.

As of December 31, 2008, the Company anticipates it is reasonably possible that its liability for unrecognized tax benefits may decrease by approximately $35 million within the next twelve months as the result of the closure of its 2002 federal tax year. The potential decrease relates to various federal and state tax benefits including research and experimentation credits and certain amortization and loss deductions.

The Company or one or more of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. As of December 31, 2008, the Company is no longer subject to income tax examination by the U.S. federal tax jurisdiction for years before 2002. State and local examinations are substantially complete through 1998. Foreign jurisdictions generally remain subject to examination by their respective authorities from 2000 forward, none of which are considered major jurisdictions.

The Internal Revenue Service (“IRS”) completed its examination of the U.S. federal consolidated income tax returns of the Company for 2003 and 2004 and issued a Notice of Deficiency (the “Notice”) in December 2008. The Notice claims that the Company and its subsidiaries, which included Western Union during the years at issue, owe significant additional taxes, interest and penalties with respect to a variety of adjustments. The Company and Western Union agree with several of the adjustments in the Notice. As to the adjustments that are disputed, for 2003 such issues represent total taxes and penalties allegedly due of approximately $34 million, of which $11 million relates to the Company and $23 million relates to Western Union, and for 2004 such issues represent total taxes and penalties allegedly due of approximately $94 million, of which $2 million relates to the Company and $92 million relates to Western Union. The Company estimates that the total interest due (pretax) on such amounts for both years is approximately $40 million through December 31, 2008, of which $5 million relates to the Company and $35 million relates to Western Union. As to the disputed issues, the Company and Western Union are contesting the asserted deficiencies in U.S. Tax Court. The Company believes that it has adequately reserved for its disputed issues and final resolution of those issues will not have a material adverse effect on its financial position or results of operations.

Prior to the spin-off transaction, Western Union was part of the FDC consolidated, unitary and combined income tax returns (“combined tax returns”) through the spin-off date of September 29, 2006. Under the Tax Allocation Agreement executed at the time of the spin-off of Western Union, Western Union is responsible for and must indemnify the Company against all taxes, interest and penalties that relate to Western Union for periods prior to the spin-off date, including the amounts asserted in the Notice as described above. If Western Union were to agree to or be finally determined to owe any amounts for such periods but were to default in its indemnification obligation under the Tax Allocation Agreement, the Company as parent of the tax group during such periods generally would be required to pay the amounts to the relevant tax authority, resulting in a potentially material adverse effect on the Company’s financial position and results of operations. Accordingly, as of December 31, 2008, the Company had approximately $132 million of uncertain income tax liabilities recorded related to Western Union for periods prior to the spin-off date. The Company has recorded a corresponding accounts receivable of equal amount from Western Union, which is included as a long-term accounts receivable in the “Other long-term assets” line of the Consolidated Balance Sheets, to reflect the indemnification for such liabilities. The uncertain income tax liabilities and corresponding receivable are based on information provided by Western Union regarding its tax contingency reserves for periods prior to the spin-off date. There is no assurance that a Western Union-related issue raised by the IRS or other tax authority will be finally resolved at a cost not in excess of the amount reserved and reflected in the Company’s uncertain income tax liabilities and corresponding receivable from Western Union. The Western Union contingent liability is in addition to the FDC liability for unrecognized tax benefits discussed above.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10: Borrowings

Borrowings consisted of the following at December 31, 2008 and December 31, 2007:

(in millions)	December 31, 2008	December 31, 2007
Short-term borrowings:
Senior secured revolving credit facility	$18.0	$60.0
Other short-term borrowings	295.0	304.1

Total short-term borrowings	313.0	364.1

Current portion of long-term borrowings:
Medium-term notes due 2008	—	13.1
3.375% Notes due 2008	—	65.8
3.90% Notes due 2009	10.3	—
Senior secured term loan facility due 2014	128.9	127.7
Capital lease obligations	45.1	49.6

Total current portion of long-term borrowings	184.3	256.2

Long-term borrowings:
3.90% Notes due 2009	—	13.8
4.50% Notes due 2010	12.1	18.5
5.625% Notes due 2011	28.6	34.9
4.70% Notes due 2013	12.0	14.2
4.85% Notes due 2014	2.8	4.7
4.95% Notes due 2015	7.1	7.5
9.875% Senior notes due 2015	2,200.0	2,200.0
9.875% Senior unsecured cash-pay notes due 2015	1,550.0	1,550.0
10.55% Senior unsecured PIK notes due 2015 (a)	3,014.9	2,817.5
11.25% Senior subordinated unsecured notes due 2016	2,500.0	2,500.0
Senior secured term loan facility due 2014	12,603.4	12,675.6
Capital lease obligations	144.3	114.5
Other long-term borrowings	—	2.3

Total long-term borrowings	22,075.2	21,953.5

Total borrowings	$22,572.5	$22,573.8

(a)	Payment In-Kind (“PIK”)

Senior secured revolving credit facility

In conjunction with the merger in 2007, the Company entered into a $2.0 billion senior secured revolving credit facility with a term of six years. Up to $500 million of the Company’s $2.0 billion senior secured revolving credit facility is available for letters of credit (of which $39.7 million of letters of credit were issued under the facility as of December 31, 2008).

Interest is payable at a rate equal to, at the Company’s option, either (a) LIBOR for deposits in the applicable currency plus an applicable margin or (b) the higher of (1) the prime rate of Credit Suisse and (2) the federal funds effective rate plus 0.50%, plus an applicable margin. The weighted-average interest rates were 6.2% and 8.2% as of December 31, 2008 and 2007, respectively. The commitment fee rate for this facility is 0.50% per year.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

An affiliate of Lehman Brothers Holdings Inc. (“Lehman”) provides a commitment in the amount of $230.6 million of the Company’s $2.0 billion senior secured revolving credit facility. After filing for bankruptcy in September 2008, the affiliate declined to participate in a request for funding under the Company’s senior secured revolving credit agreement and the Company has no assurances that they will participate in any future funding requests or that the Company could obtain replacement loan commitments from other banks. In the event the Company decides to draw upon the senior secured revolving credit facility and the affiliate of Lehman does not fund its obligation in accordance with the credit agreement, the Company believes its remaining capacity under its senior secured revolving credit facility is sufficient to meet its short-term and long-term liquidity needs. There are multiple institutions that have commitments under this facility with none representing more than approximately 15% of the remaining capacity. The Company is monitoring the financial stability of other financial institutions that have made commitments under the revolving credit facility. Certain of these financial institutions are receiving support from the federal government in light of current financial conditions. Although these financial institutions remain highly-rated (in the “A” category or higher), their ability to satisfy their commitments may be dependent on receiving continued support from the federal government. As of December 31, 2008, $1.7 billion remained available under the revolving credit facility after considering the outstanding amount, letters of credit issued under it and the Lehman default.

Other short-term borrowings

The Company has approximately $609 million available under short-term lines of credit and other arrangements with foreign banks and joint venture partners to fund settlement activity. Certain of these arrangements are uncommitted (approximately $226 million) but, as of the periods presented, the Company had some borrowings outstanding against them. These arrangements are primarily associated with First Data Deutschland, Cashcard Australia, Ltd., the joint venture with AIB, First Data Polska and the Merchant Solutions joint venture and are in various functional currencies, the most significant of which are the euro, Australian dollar and Polish zloty. The weighted average interest rates associated with these arrangements were 4.2% and 5.3% as of December 31, 2008 and 2007, respectively. Commitment fees for the committed lines of credit range from 0.2% to 0.8%.

Long-term debt repurchases and principal repayments

In December 2008, the Company repurchased debt as follows:

(in millions)	Principal Amount Repurchased
3.90% Notes due 2009	4.6
4.50% Notes due 2010	8.3
5.625% Notes due 2011	9.1
4.70% Notes due 2013	3.9
4.85% Notes due 2014	2.9
4.95% Notes due 2015	1.2

$30.0

The Company recognized a $7.0 million gain in connection with the debt repurchase. Also during 2008, the Company paid off its medium-term note due in 2008 for $13.6 million and its 3.375% Note for $68.1 million also due in 2008.

In December 2007, the Company paid off its medium-term note due in 2008 for $25.6 million. On September 24, 2007, in conjunction with the merger, the Company repurchased $2.0 billion of long-term debt.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company incurred a fee of $6.0 million in connection with this debt repurchase as well as an $11.2 million charge representing the premium paid for consent from holders to modify terms of the Company’s debt they held. In January 2007, the Company repurchased $32.4 million of its 4.7% senior notes due August 1, 2013, $30.2 million of its 4.85% senior notes due October 1, 2014, and $28.0 million of its 4.95% senior notes due June 15, 2015. The Company recognized a $1.4 million pretax gain upon the debt repurchase.

The gains and losses resulting from the debt repurchases were included in the “Other income (expense)” line of the Consolidated Statements of Operations.

Senior secured term loan facility

In connection with the merger in 2007, the Company entered into a $13.0 billion senior secured term loan facility with a term of seven years. At the merger date, the Company drew $11,775 million in the form of a U.S. dollar denominated loan and $1,000 million in the form of a euro denominated loan (709.2 million euro). The remaining $225 million was available in the form of a delayed draw term loan facility. Interest is payable based upon LIBOR plus an applicable margin.

During 2007, the Company entered into interest rate swaps with notional amounts totaling $7.5 billion to receive interest at variable rates equal to LIBOR and pay interest at fixed rates. During 2008, the Company entered into basis rate swaps to modify the variable rates on $6.0 billion of the previously executed $7.5 billion interest rate swaps and to lower the fixed interest rates on those interest rate swaps. The basis swaps pay interest at rates equal to three-month-LIBOR and receive interest at rates equal to one-month-LIBOR plus a fixed spread. One basis swap with a notional amount of $2.0 billion expires on June 24, 2009 and all other basis swaps with a combined notional amount of $4.0 billion expire on September 24, 2010. In the second quarter of 2008, the Company also made a corresponding election on its senior secured term loan facility to change interest payments from three-month-LIBOR to one-month-LIBOR interest rate index on a $6.0 billion principal amount to match the terms of the basis swaps. Having re-designated certain of its hedging relationships to include the basis swaps, all of the interest rate swaps have been designated by the Company as hedges for accounting purposes. The net fixed rates on all of the interest rate swaps associated with the senior secured term loan facility range from 3.779% to 5.2165%.

The terms of the Company’s senior secured term loan facility require the Company to pay equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount. During the year ended December 31, 2008 and the successor period from September 25, 2007 through December 31, 2007, the Company paid $128.4 million and $32.0 million, respectively, of principal payments on the senior secured term loan facility in accordance with this provision ($117.7 million and $29.4 million, respectively, related to the U.S. dollar denominated loan and $10.7 million and $2.6 million, respectively, related to the euro denominated loan). The principal on this loan was increased by $100.4 million and $25.6 million during the year ended December 31, 2008 and the period from September 25, 2007 through December 31, 2007, respectively, as a result of draws on the Company’s delayed draw term loan facility when equal amounts of pre-merger notes were repaid. As of December 31, 2008, the Company’s ability to draw on its delayed draw term loan expired. The senior secured term loan facility also requires mandatory prepayments based on a percentage of excess cash flow generated by the Company. All obligations under the senior secured loan facility are fully and unconditionally guaranteed by substantially all domestic, wholly-owned subsidiaries of the Company, subject to certain exceptions.

9.875% Senior notes due 2015

In October 2007, $2.2 billion of the senior unsecured cash-pay term loan facility, described below, was repaid upon issuance of the 9.875% senior unsecured cash-pay notes due 2015. Interest is payable on March 31 and September 30 of each year.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On September 17, 2008, the Company launched a registered exchange offer to exchange the $2.2 billion aggregate principal amount of its 9.875% senior notes due 2015 for publicly tradable notes having substantially identical terms and guarantees, except that the exchange notes will be freely tradable. Substantially all of the notes were exchanged effective October 21, 2008. There was no expenditure, other than professional fees incurred in connection with the Registration Statement itself, or receipt of cash associated with this exchange.

The senior notes are unsecured and (i) rank senior in right of payment to all of the Company’s existing and future subordinated indebtedness, (ii) rank equally in right of payment to all of the existing and future senior indebtedness, (iii) are effectively subordinated in right of payment to all existing and future secured debt to the extent of the value of the assets securing such debt, and (iv) are structurally subordinated to all obligations of each subsidiary that is not a guarantor of the senior notes. All obligations under the senior notes are fully and unconditionally guaranteed by substantially all domestic, wholly-owned subsidiaries of the Company, subject to certain exceptions.

9.875% Senior unsecured cash-pay notes and 10.55% Senior unsecured PIK (Payment In-Kind) notes

In conjunction with the merger in 2007, the Company entered into a $3.8 billion senior unsecured cash-pay term loan facility and a $2.8 billion senior unsecured PIK term loan facility with terms of eight years. These facilities represented bridge financing and interest was payable based upon LIBOR plus an applicable margin, which margin gradually increased over time subject to certain cap rates noted below. As noted above, in October 2007, $2.2 billion of the senior unsecured cash-pay term loan facility was repaid.

In June 2008 and after negotiation with the holders of the debt, the Company entered into an agreement with the lenders which, among other things and most significantly, amended the interest rates on the senior unsecured term loan facilities. Effective August 19, 2008, the interest rate on the cash-pay term loan facility increased to 9.875% and the interest rate on the PIK term loan facility increased to 10.55%. The rates effective August 19, 2008 were equivalent to the cap rates that were prescribed by the original loan agreements.

In accordance with the terms of the amended senior unsecured term loan facility, the Company exchanged substantially all of the remaining balance of its 9.875% senior unsecured cash-pay term loan bridge loans due 2015 as well as all of its 10.55% senior unsecured PIK term loan bridge loans due 2015 for senior unsecured cash-pay notes and senior unsecured PIK notes, respectively, in each case having substantially identical terms and guarantees with the exception of interest payments being due semi-annually on March 31 and September 30 of each year instead of quarterly. The holders of the remaining borrowings outstanding under the senior unsecured cash-pay term loan bridge loan may exchange, at the option of the lender, for senior unsecured cash-pay notes on the 15th day of each calendar month subsequent to this initial Exchange Offering. There was no expenditure, other than professional fees incurred in connection with the Exchange Offering itself, or receipt of cash associated with this exchange.

The terms of the Company’s senior unsecured PIK notes require that interest on these notes up to and including September 30, 2011 be paid entirely by increasing the principal amount of the outstanding notes or by issuing senior unsecured PIK notes. Beginning October 1, 2011, interest will be payable in cash and the first such payment will be in March 2012. During the year ended December 31, 2008 and the successor period from September 25, 2007 through December 31, 2007, the Company increased the principal amount of these notes by $197.4 million and $67.5 million, respectively, in accordance with this provision and an additional $85.7 million was accrued at December 31, 2008 which will be rolled into principal as of the next interest payment date in March of 2009.

The senior cash-pay notes and senior PIK notes are unsecured and (i) rank senior in right of payment to all of the Company’s existing and future subordinated indebtedness, (ii) rank equally in right of payment to all of the existing and future senior indebtedness, (iii) are effectively subordinated in right of payment to all existing and future secured debt to the extent of the value of the assets securing such debt, and (iv) are structurally

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

subordinated to all obligations of each subsidiary that is not a guarantor of the senior notes. All obligations under the senior cash-pay notes and senior PIK notes are fully and unconditionally guaranteed by substantially all domestic, wholly-owned subsidiaries of the Company, subject to certain exceptions.

11.25% Senior subordinated unsecured notes

In conjunction with the merger in 2007, the Company entered into a senior subordinated unsecured term loan facility of $2.5 billion with a term of nine years. This facility represented bridge financing and interest was payable based upon LIBOR plus an applicable margin, which margin gradually increased over time subject to certain cap rates noted below.

In June 2008 and after negotiation with the holders of the debt, the Company entered into an agreement with the lenders which, among other things and most significantly, amended the interest rates on the senior subordinated unsecured term loan facility. Effective August 19, 2008, the interest rate increased to 11.25%. The rate effective August 19, 2008 was equivalent to the cap rate that was prescribed by the original loan agreement.

In accordance with the terms of the amended senior subordinated unsecured term loan facility, the Company exchanged all of its 11.25% senior subordinated unsecured term loan bridge loans due 2016 for senior subordinated unsecured notes having substantially identical terms and guarantees with the exception of interest payments being due semi-annually on March 31 and September 30 of each year instead of quarterly. There was no expenditure, other than professional fees incurred in connection with the Exchange Offering itself, or receipt of cash associated with this exchange.

The senior subordinated notes are unsecured and (i) rank equally in right of payment with all of the existing and future senior subordinated debt, (ii) rank senior in right of payment to all future debt and other obligations that are, by their terms, expressly subordinated in right of payment to the senior subordinated notes. (iii) are effectively subordinated in right of payment to all existing and future secured debt to the extent of the value of the assets securing such debt, and (iv) are structurally subordinated to all obligations of each subsidiary that is not a guarantor of the senior subordinated notes. All obligations under the senior subordinated notes are fully and unconditionally guaranteed by substantially all domestic, wholly-owned subsidiaries of the Company, subject to certain exceptions.

Debt Fees

Fees totaling $555.0 million associated with the debt issued in the merger were capitalized in 2007 as deferred financing costs. The fees included amounts related to the bridge financing facilities as well as fees incurred upon the issuance of the $2.2 billion of senior notes.

In June 2008, the Company incurred fees totaling $102.4 million in connection with a modification of the bridge facilities (see descriptions of impact of modifications above) which were capitalized as deferred financing costs. They are payable in three equal annual installments starting August 19, 2008. These fees replaced higher underwriting fees that otherwise would have been payable when the bridge facilities were refinanced. No additional fees were paid upon the exchange of the bridge loans to notes described above.

The deferred financing costs are being amortized on a straight-line basis, which approximates the interest method, over the term of the respective debt, with a weighted-average period of 8 years. Deferred financing costs are reported in the “Other long-term assets” line of the Consolidated Balance Sheets.

Guarantees and Covenants

All obligations under the senior secured revolving credit facility and senior secured term loan facility are unconditionally guaranteed by substantially all existing and future, direct and indirect, wholly owned, material

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

domestic subsidiaries of the Company other than Integrated Payment Systems Inc. The senior secured facilities contain a number of covenants that, among other things, restrict the Company’s ability to incur additional indebtedness; create liens; enter into sale and leaseback transactions; engage in mergers or consolidations; sell or transfer assets; pay dividends and distributions or repurchase the Company’s or its parent company’s capital stock; make investments, loans or advances; prepay certain indebtedness; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing certain indebtedness and change its lines of business. The senior secured facilities also require the Company to not exceed a maximum senior secured leverage ratio and contain certain customary affirmative covenants and events of default, including a change of control. The Company is in compliance with all applicable covenants.

All obligations under the senior publicly tradable notes, senior unsecured cash-pay notes, senior unsecured PIK notes, and senior subordinated unsecured notes are similarly guaranteed on a subordinated basis in accordance with their terms by each of the Company’s domestic subsidiaries that guarantee obligations under the Company’s senior secured term loan facility described above. These notes and facilities also contain a number of covenants similar to those described for the senior secured term loan facility noted above. The Company is in compliance with all applicable covenants.

Maturities

Aggregate annual maturities of long-term debt are $193.3 million in 2010, $174.6 million in 2011, $138.8 million in 2012, $145.5 million in 2013 and $21,423.0 million in all periods thereafter.

Note 11: Supplemental Financial Information

Supplemental Statements of Operations Information

The “Other income (expense)” line item of the Consolidated Statements of Operations includes investment gains and (losses), derivative financial instruments gains and (losses), divestitures, net, debt repayment gains and (losses) and non-operating foreign exchange gains and (losses). The following table details the components of other income (expense):

	Successor		Predecessor
(in millions)	Year ended December 31, 2008	Period from September 25 through December 31, 2007	Period from January 1 through September 24, 2007	Year ended December 31, 2006

Investment gains and (losses)	$21.1	$0.9	$(2.0)	$11.6
Derivative financial instruments gains and (losses)	(12.9)	(33.3)	(0.6)	33.8
Divestitures, net	(8.5)	0.2	6.1	8.0
Debt repayment gains and (losses)	7.0	(17.2)	1.4	(30.8)
Non-operating foreign currency gains and (losses)	(21.1)	(24.6)	—	—

Other income (expense)	$(14.4)	$(74.0)	$4.9	$22.6

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental Balance Sheet Information

	Successor
December 31,	2008	2007
(in millions)
Current assets:
Accounts receivable:
Customers	$2,236.4	$2,264.7
Due from unconsolidated merchant alliances (a)	352.0	52.5
Interest and other receivables	65.4	110.3

	2,653.8	2,427.5
Less allowance for doubtful accounts	(16.6)	(14.7)

	$2,637.2	$2,412.8

Other current assets:
Prepaid expenses	$143.6	$166.7
Inventory	124.8	107.5
Deferred and other income tax assets	135.1	186.4
Other	16.3	19.1

	$419.8	$479.7

Property and equipment:
Land	$112.8	$68.3
Buildings	399.5	367.8
Leasehold improvements	35.1	35.3
Equipment and furniture	732.7	482.9
Equipment under capital lease	68.8	46.2

	1,348.9	1,000.5
Less accumulated depreciation	(261.1)	(61.2)

	$1,087.8	$939.3

Other long-term assets:
Accounts receivable, net of allowance for doubtful accounts of $7.2 (2008) and $7.0 (2007)	$366.0	$370.8
Investments	27.5	71.1
Regulatory and escrowed cash	6.8	6.8
Derivative financial instruments	11.7	1.0
Pension asset	—	1.9
Deferred financing costs (net of amortization)	490.2	489.5
Deferred income tax assets	11.0	8.3
Other	24.9	26.1

	$938.1	$975.5

Other current liabilities:
Accrued expenses	$829.3	$625.3
Compensation and benefit liabilities	246.5	297.1
Income taxes payable	20.8	22.7
Minority interest	—	38.4
Accrued costs of businesses acquired (including deferred acquisition consideration)	13.5	43.9
Due to unconsolidated merchant alliances (a)	83.7	6.7
Other	219.8	364.8

	$1,413.6	$1,398.9

Other long-term liabilities:
Pension obligations	$71.5	$85.4
Accrued costs of businesses acquired (including deferred acquisition consideration)	3.6	34.0
Minority interest	24.4	14.5
Derivative financial instruments	595.6	221.0
Income taxes payable	510.2	478.1
Other	91.5	106.1

	$1,296.8	$939.1

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(a)	Amounts due from and due to unconsolidated merchant alliances increased in 2008 due to the deconsolidation of the WFMS balance sheet as of December 31, 2008 as discussed in Note 4. Partially offsetting this increase is a decrease resulting from the termination of the CPS merchant alliance joint venture on November 1, 2008 as discussed in Note 4.

Supplemental Cash Flow Information

Supplemental cash flow information for the year ended December 31, 2008, the successor period from September 25, 2007 through December 31, 2007, the predecessor period from January 1, 2007 through September 24, 2007 and for the year ended December 31, 2006 is summarized as follows:

	Successor		Predecessor
(in millions)	Year ended December 31, 2008	Period from September 25 through December 31, 2007	Period from January 1 through September 24, 2007	Year ended December 31, 2006

Income tax payments (refunds), net	$69.0	$(108.0)	$56.0	$86.0
Interest paid	1,424.7	480.0	90.5	263.5

Significant non-cash transactions

During 2008, the principal amount of the Company’s senior unsecured PIK notes increased by $197.4 million resulting from the “payment” of accrued interest expense. Beginning October 1, 2011, the interest on the PIK term loan facility will be required to be paid in cash and the first such payment will be due in March 2012.

During the year ended December 31, 2008, the Company entered into approximately $89 million of capital leases.

On September 17, 2008, the Company launched a registered exchange offer to exchange the $2.2 billion aggregate principal amount of its 9.875% senior notes due 2015 for publicly tradable notes having substantially identical terms and guarantees, except that the exchange notes will be freely tradable. Substantially all of the notes were exchanged effective October 21, 2008. There was no expenditure, other than professional fees incurred in connection with the Registration Statement itself, or receipt of cash associated with this exchange.

In accordance with the terms of the amended senior unsecured term loan and senior subordinated unsecured term loan facilities, the Company exchanged substantially all of the remaining balance of its 9.875% senior unsecured cash-pay term loan bridge loans due 2015 as well as all of its 10.55% senior unsecured PIK term loan bridge loans due 2015 and 11.25% senior subordinated unsecured term loan bridge loans due 2016 for senior unsecured cash-pay notes, senior unsecured PIK notes and senior subordinated unsecured notes, respectively, in each case having substantially identical terms and guarantees with the exception of interest payments being due semi-annually on March 31 and September 30 of each year instead of quarterly. The holders of the remaining borrowings outstanding under the senior unsecured cash-pay term loan bridge loan may exchange, at the option of the lender, for senior unsecured cash-pay notes on the 15th day of each calendar month subsequent to this initial Exchange Offering. There was no expenditure, other than professional fees incurred in connection with the Exchange Offering itself, or receipt of cash associated with this exchange.

On November 1, 2008, the Company and JPMorgan Chase terminated their merchant alliance joint venture, CPS, which was the Company’s largest merchant alliance. The Company received its proportionate 49% share of the assets of the joint venture, including domestic merchant contracts, an equity investment in Merchant Link, a full-service ISO and Agent Bank unit, and a portion of the employees. The receipt of the Company’s proportionate share of CPS was accounted for as a business combination and was a non-cash transaction.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the 2007 successor period, the Company increased the principal amount of its senior unsecured PIK term loans by $67.5 million resulting from the “payment” of accrued interest expense. As discussed in Note 10, interest on this facility up to and including September 30, 2011 is paid entirely by increasing the principal amount of the outstanding loan. Capital leases into which the Company entered during the successor and predecessor periods in 2007 were immaterial.

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

Capital leases into which the Company entered during 2006 were immaterial.

Refer to Note 15 for information concerning the Company’s stock-based compensation plans.

Note 12: Related Party Transactions

Merchant Alliances

A substantial portion of the Company’s business within the Merchant Services and International segments is conducted through merchant alliances. Certain merchant alliances, as it pertains to investments accounted for under the equity method, are joint ventures between the Company and financial institutions. No directors or officers of the Company have ownership interests in any of the alliances. The formation of each of these alliances generally involves the Company and the bank contributing contractual merchant relationships to the alliance and a cash payment from one owner to the other to achieve the desired ownership percentage for each. The Company and the bank contract a long-term processing service agreement as part of the negotiation process. This agreement governs the Company’s provision of transaction processing services to the alliance. Therefore, the Company has two income streams from these alliances: its share of the alliance’s net income (classified as “Equity earnings in affiliates”) and the processing fees it charges to the alliance (classified as “Transaction processing and service fees”). The processing fees are based on transaction volumes and unit pricing as contained in the processing services agreement negotiated with the alliance partner.

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

The Company negotiated all agreements with the alliance banks. Therefore, all transactions between the Company and its alliances were conducted at arm’s length; nevertheless, SFAS No. 57, “Related Party Disclosures,” defines a transaction between the Company and an entity for which investments are accounted for under the equity method by the Company as a related party transaction requiring separate disclosure in the financial statements provided by the Company. Accordingly, the revenue associated with these related party transactions are presented on the face of the Consolidated Statements of Operations.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Management Agreement

On September 24, 2007 and in connection with the merger, First Data entered into a management agreement with affiliates of KKR (the “Management Agreement”) pursuant to which KKR will provide management, consulting, financial and other advisory services to the Company. Pursuant to the Management Agreement, KKR is entitled to receive an aggregate annual base management fee of $20 million, which amount will increase 5% annually, and reimbursement of out-of-pocket expenses incurred in connection with the provision of services. The Management Agreement has an initial term expiring on December 31, 2019, provided that the term will be extended annually thereafter unless the Company provides prior written notice of its desire not to automatically extend the term. The Management Agreement provides that KKR also will be entitled to receive a fee equal to a percentage of the gross transaction value in connection with certain subsequent financing, acquisition, disposition, merger combination and change of control transactions, as well as a termination fee based on the net present value of future payment obligations under the Management Agreement in the event of an initial public offering or under certain other circumstances. The Management Agreement shall terminate automatically upon the consummation of an initial public offering and may be terminated at any time by mutual consent of the Company and KKR. The Management Agreement also contains customary exculpation and indemnification provisions in favor of KKR and its affiliates. During 2008 and the successor 2007 period, the Company incurred $20.4 million and $5.3 million, respectively, of management fees. In addition, pursuant to the Management Agreement, the Company paid KKR transaction fees of $260 million in 2007 for certain services provided in connection with the merger and related transactions.

Subsequent to the merger, certain members of the Company’s new Board of Directors are affiliated with KKR.

Transactions and Balances Involving Company Executives

The Company has engaged in the following transactions with The Labry Companies and Plane Fish, LLC. Mr. Labry, an executive officer of First Data, is the sole shareholder of The Labry Companies, Inc. and sole member of Plane Fish, LLC.

On January 31, 2006, First Data Merchant Services Corporation (“FDMS”), a wholly owned subsidiary of the Company, entered into a four year, eight month sublease agreement with The Labry Companies, Inc. for approximately 3,600 square feet of office space in Memphis, Tennessee, including furniture, fixtures and equipment, on customary terms. During 2008, 2007 and 2006, the Company paid approximately $71,000, $170,846, and $159,916, respectively, to The Labry Companies, Inc. under the sublease. On June 1, 2008, FDMS terminated the sublease agreement and paid a fee to The Labry Companies of approximately $220,000 pursuant to the sublease agreement. First Data Merchant Services Corporation entered into a direct lease agreement with the landlord for additional space and a longer term as of June 1, 2008. The Labry Companies, Inc. will retain the furniture, fixtures and equipment following the expiration or termination of the lease, or upon Mr. Labry’s separation from the Company.

The Company has engaged in a transaction associated with Plane Fish, LLC, of which Mr. Labry, an executive officer of the Company, is the sole member. Plane Fish, LLC owned an aircraft which it leased to a charter company. The charter company made the aircraft available to its customers, including the Company, which used the aircraft solely in connection with business-related travel by Mr. Labry and other company employees. On March 17, 2008, a third party leasing company acquired the aircraft from Plane Fish, LLC for $8.5 million and the Company now leases the plane from the third party leasing company through a capital lease. The Company negotiated the $8.5 million purchase price with Plane Fish, LLC and arranged for the third party leasing company to purchase the aircraft with the Company’s commitment to lease the aircraft. The Company also reimbursed Plane Fish, LLC for

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$589,282 of additional expense incurred in operating the aircraft from September 24, 2007 until the date of purchase that previously had not been reimbursed. In 2008, 2007 and 2006, the Company incurred $290,704, $1,029,999 and $807,374, respectively, in expenses to the charter company for the charter of the aircraft.

Note 13: Commitments and Contingencies

The Company leases certain of its facilities and equipment under operating lease agreements, substantially all of which contain renewal options and escalation provisions. Total rent expense for operating leases was $77.2 million for 2008, $24.8 million for the successor period from September 25, 2007 through December 31, 2007, $64.6 million for the predecessor period from January 1, 2007 through September 24, 2007 and $85.0 million for 2006.

Future minimum aggregate rental commitments at December 31, 2008 under all noncancelable leases, net of sublease income, were $244.5 million and are due in the following years $59.8 million for 2009, $51.7 million for 2010, $39.7 million for 2011, $24.4 million for 2012, $18.7 million for 2013 and $50.2 million thereafter. The sublease income is earned from leased space which FDC concurrently subleases to third parties with comparable time periods. Certain future lease rental income exceeds lease payments and was excluded from the rental commitment amounts above. At December 31, 2008, these amounts totaled $0.7 million in FDC obligations. In addition, the Company has certain guarantees imbedded in leases and other agreements wherein the Company is required to relieve the counterparty in the event of changes in the tax code or rates. The Company believes the fair value of such guarantees is insignificant due to the likelihood and extent of the potential changes.

The Company has $54.0 million in outstanding letters of credit at December 31, 2008, all of which expire prior to February 28, 2010 with a one-year renewal option ($39.7 million of these letters of credit were issued under the Company’s senior secured revolving credit facility). The letters of credit are held in connection with certain business combinations, lease arrangements, bankcard association agreements and other security agreements. The Company expects to renew the letters of credit prior to expiration.

On July 2, 2004, a class action complaint was filed against the Company, its subsidiary Concord EFS, Inc., and various financial institutions. Plaintiffs claim that the defendants violated antitrust laws by conspiring to artificially inflate foreign ATM fees that were ultimately charged to ATM cardholders. Plaintiffs seek a declaratory judgment, injunctive relief, compensatory damages, attorneys’ fees, costs and such other relief as the nature of the case may require or as may seem just and proper to the court. Five similar suits were filed and served in July, August and October 2004 (referred to collectively as the “ATM Fee Antitrust Litigation”).

On August 3, 2007, Concord EFS, Inc. filed a motion for summary judgment seeking to dismiss plaintiffs’ per se claims, arguing that there are procompetitive justifications for the ATM interchange. On March 24, 2008, the Court entered an order granting the defendants’ motions for partial summary judgment, finding that the claims raised in this case would need to be addressed under a “Rule of Reason” analysis. On February 2, 2009, the Plaintiffs filed a Second Amended Complaint. The Motion to Dismiss the Second Amended Complaint is due on April 6, 2009.

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14: Stockholders’ Equity

Dividends

The Company’s senior secured revolving credit facility, senior secured term loan facility, senior publicly tradable notes, senior unsecured cash-pay notes, senior unsecured PIK notes, and senior subordinated unsecured notes contain restrictions on the Company’s ability to pay dividends. The restrictions are subject to numerous qualifications and exceptions, including an exception that allows the Company to pay a dividend to repurchase, under certain circumstances, the equity of Parent held by employees, officers and directors that were obtained in connection with the stock compensation plans. The Company paid cash dividends to its parent totaling $1.8 million during 2008.

Subsequent to the spin-off and in December 2006, the Company reduced its quarterly dividends from $0.06 per common share to $0.03 per common share for common stockholders of record as of January 2, 2007. Cash dividends of $45.3 million and $160.5 million were declared for the predecessor period from January 1, 2007 through September 24, 2007 and the year ended December 31, 2006, respectively.

As a result of the spin-off, FDC recorded a net increase to retained earnings of $554.5 million which represented the distribution of the net liabilities and certain equity balances related to Western Union to shareholders. Such distribution occurred shortly after the spin-off and is net of the transfer by Western Union of $1 billion of Western Union notes and $2.5 billion in cash to FDC as well as the net settlement of various intercompany balances and realignment of certain operating assets.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Comprehensive Income

The income tax effects allocated to and the cumulative balance of each component of OCI are as follows (in millions):

	Beginning Balance	Pretax Gain (Loss) Amount	Tax (Benefit) Expense	Net-of- Tax Amount	Western Union Dividend	Ending Balance
Successor
December 31, 2008
Unrealized gains (losses) on securities	$—	$(17.7)	$(6.5)	$(11.2)	$—	$(11.2)
Unrealized gains (losses) on hedging activities	(109.1)	(387.3)	(144.1)	(243.2)	—	(352.3)
Foreign currency translation adjustment	14.0	(584.4)	(27.9)	(556.5)	—	(542.5)
Minimum pension liability adjustment	1.6	(47.6)	(17.1)	(30.5)	—	(28.9)

	$(93.5)	$(1,037.0)	$(195.6)	$(841.4)	$—	$(934.9)

September 25, 2007 through December 31, 2007
Unrealized gains (losses) on hedging activities	$—	$(174.0)	$(64.9)	$(109.1)	$—	$(109.1)
Foreign currency translation adjustment	—	25.8	11.8	14.0	—	14.0
Minimum pension liability adjustment	—	2.5	0.9	1.6	—	1.6

	$—	$(145.7)	$(52.2)	$(93.5)	$—	$(93.5)

Predecessor
January 1, 2007 through September 24, 2007
Unrealized gains (losses) on securities	$18.1	$(29.0)	$(10.8)	$(18.2)	$—	$(0.1)
Unrealized gains (losses) on hedging activities	(4.4)	0.9	0.5	0.4	—	(4.0)
Foreign currency translation adjustment	79.2	96.0	(27.1)	123.1	—	202.3
Minimum pension liability adjustment	(63.5)	—	—	—	—	(63.5)
Adjustment to initially apply SFAS No. 158	(46.3)	—	—	—	—	(46.3)

	$(16.9)	$67.9	$(37.4)	$105.3	$—	$88.4

December 31, 2006
Unrealized gains (losses) on securities	$(49.2)	$107.1	$38.2	$68.9	$(1.6)	$18.1
Unrealized gains (losses) on hedging activities	(6.7)	3.3	1.0	2.3	—	(4.4)
Foreign currency translation adjustment	31.2	102.4	44.0	58.4	(10.4)	79.2
Minimum pension liability adjustment	(141.6)	2.4	(1.6)	4.0	74.1	(63.5)
Adjustment to initially apply SFAS No. 158	—	(74.0)	(27.7)	(46.3)	—	(46.3)

	$(166.3)	$141.2	$53.9	$87.3	$62.1	$(16.9)

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents stock repurchase programs authorized by the Board of Directors that were utilized for the predecessor period during the year ended December 31, 2006 through the predecessor period from January 1, 2007 through September 24, 2007, disclosing total shares purchased under each program during the respective years and the associated cost (in millions):

	Predecessor
	Period from January 1 through September 24, 2007		Year ended December 31, 2006
	Treasury Shares	Cost	Treasury Shares	Cost
Share repurchase programs:
$2.0 billion, authorized February 2005	—	—	13.1	$325.8

	—	—	13.1	325.8
Treasury stock purchases related to employee benefit plans	11.2	$335.3	22.4	961.1

Total stock repurchases	11.2	$335.3	35.5	$1,286.9

The difference between the cost of shares repurchased noted in the table above and the amount reflected in the Consolidated Statements of Cash Flows is due to timing of trade settlements. Following the September 24, 2007 merger transaction, the Company terminated the registration of all equity securities and no longer makes repurchases.

Common Stock Warrants

Upon the formation of FDGS in 2000, the Company issued a warrant to iFormation Group to purchase 3.5 million shares of FDC common stock at a price of $40.025 per share before giving effect to the adjustment for the Company’s spin-off of Western Union. On September 29, 2006, the holder of the warrant originally issued on November 16, 2000 exercised its right to a cashless exercise of the warrant. The Company issued 359,824 shares of its common stock to the warrant holder in connection with the cashless exercise.

In connection with a service agreement executed in 2003, the Company issued a warrant to purchase shares of FDC common stock. After adjustment for the Company’s spin-off of Western Union, the warrant provided for the purchase of 353,396 shares at a price of $28.30 per share. In conjunction with the merger, the warrant was exercised.

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

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Additionally, Holdings has the right to repurchase stock and options upon termination of employment for any reason. These call rights expire on the earliest of 180 days after the termination event, a change in control, or September 24, 2012. Depending on the cause of termination, Holdings has the right to repurchase shares at either the fair market value at the time of repurchase or the lesser of fair market value or the original price paid by the employee to purchase the shares. Holdings may repurchase vested options at their intrinsic value at the time of repurchase. During 2008, Holdings paid $3.8 million to repurchase shares from employees that terminated employment with the Company.

Total stock-based compensation expense recognized in the Consolidated Statements of Operations resulting from stock options, non-vested restricted stock awards and non-vested restricted stock units was $16.6 million pretax and zero for the year ended December 31, 2008 and for the period from September 25, 2007 to December 31, 2007, respectively. Stock-based compensation expense is recognized in the “Selling, general and administrative” line item of the Consolidated Statements of Operations. As of December 31, 2008, there was approximately $59 million of total unrecognized compensation cost related to non-vested stock options and restricted stock which is expected to be recognized over a weighted-average period of 3.8 years.

On July 1, 2008, FDC and its parent, Holdings, purchased the remaining 18.2% and 13.6% of the outstanding equity of Money Network, respectively, not already owned by the Company. The consideration paid by Holdings consisted of 6 million shares of its common stock. Due to certain repurchase features associated with the Holdings shares so issued, FDC recognized $2.4 million in stock compensation expense (included in total stock based compensation expense noted above) in the year ended December 31, 2008 and expects to recognize an additional $5.1 million on a straight line basis through December 31, 2010. FDC subsequently purchased Holdings’ interest in Money Network for an amount equivalent to the value of the shares issued by Holdings as purchase consideration (excess of value of shares issued by Holdings over the stock compensation expense to be recognized).

In 2008, the Board of Directors approved a deferred compensation plan for non-employee directors that allows each of these directors to defer their annual compensation. Each director’s account will be credited with a number of shares of Holdings stock determined by dividing the deferred amount by the first fair value of the stock approved during the year. The account balance will be paid in cash upon termination of Board service, certain liquidity events or other certain events at the fair value of the stock at the time of settlement. Due to the cash settlement provisions, the account balances will be recorded as a liability and adjusted to fair value quarterly. For 2008, the deferral applied only to compensation for the second half of the year. At December 31, 2008 the balance of this liability was immaterial.

Stock Options

During the year ended December 31, 2008, time options and performance options were granted under the new stock plan. During the successor period from September 25, 2007 through December 31, 2007, no options were granted. Generally, time options and performance options were granted equally based on a multiple of the employee’s investment in shares of Holdings and have a contractual term of 10 years. Time options vest equally over a five-year period and performance options vest based upon Company EBITDA targets for the years 2008 through 2012. These EBITDA targets have both annual and cumulative components. The options also have certain accelerated vesting provisions upon a change in control, an initial public offering, and certain termination events.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company did not meet the 2008 annual EBITDA target associated with the performance stock options. In addition, the Company could not conclude it is probable that the annual or cumulative future EBITDA targets associated with the performance stock options will be met given the current economic conditions. As such, the Company reversed $7.7 million of stock compensation expense in the fourth quarter 2008 that was recognized in the first three quarters of 2008, which represents the entire accrual, and is not planning to recognize expense related to these options in future periods unless or until attainment of applicable targets is judged to be probable.

The fair value of Holdings stock options granted for the year ended December 31, 2008 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

Year ended December 31, 2008
Risk-free interest rate	3.39%
Dividend yield	—
Volatility	55.53%
Expected term (in years)	7
Fair value of stock	$5
Fair value of options	$3

Risk-free interest rate—The risk-free rate for stock options granted during the period was determined by using a zero-coupon U.S. Treasury rate for the periods that coincided with the expected terms listed above.

Expected dividend yield—No routine dividends are currently being paid by Holdings, or are expected to be paid in future periods.

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

Fair value of stock—The fair value of the stock was $3 per share as of December 31, 2008; however, all options granted in 2008 were done so at points in time when the fair value of the stock was $5 per share.

A summary of Holdings stock option activity for the year ended December 31, 2008 is as follows (options in millions):

	2008
	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding at January 1	—
Granted	62.0	$5
Exercised	—
Cancelled / Forfeited	(2.9)	$5

Outstanding at December 31	59.1	$5	9 years

Options exercisable at December 31	6.7	$5	9 years
Options outstanding at December 31 expected to vest (a)	18.6	$5	9 years

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(a)	Excludes performance stock options that did not vest and cannot be concluded to be probable of vesting in the future due to not meeting performance targets as noted above.

Restricted Stock Awards and Restricted Stock Units

In January 2008, restricted stock awards and units were granted under the new stock plan. Grants were made as incentive awards. During the successor period from September 25, 2007 through December 31, 2007, no restricted stock awards or units were granted. All restricted stock awards and units will vest on September 24, 2012. The restricted stock awards and units also have certain accelerated vesting provisions upon a change in control, an initial public offering, and certain termination events.

A summary of Holdings restricted stock award and restricted stock unit activity for the year ended December 31, 2008 is as follows (awards/units in millions):

	2008 Awards/Units	Weighted- Average Grant-Date Fair Value
Non-vested at January 1	—
Granted	2.0	$5
Cancelled / Forfeited	(0.3)	$5

Non-vested at December 31	1.7	$5

Predecessor Equity Plans

The following table sets forth total stock-based compensation expense recognized in the noted line items of the Consolidated Statements of Operations resulting from stock options, non-vested restricted stock awards, non-vested restricted stock units as well as the employee stock purchase plan (“ESPP”) (in millions):

	Predecessor
	Period from January 1 through September 24, 2007	Year ended December 31, 2006
Income before income taxes, minority interest, equity earnings in affiliates and discontinued operations	$(247.4)	$(66.5)
Income tax benefit	92.3	24.9

Income from continuing operations	$(155.1)	$(41.6)

The above table includes expense of $73.9 million in the predecessor period from January 1, 2007 through September 24, 2007 and $8.4 million for the year ended December 31, 2006, net of tax, resulting from restricted stock awards and restricted stock units. Included in the predecessor period in 2007 is $175.9 million of stock-based compensation expense due to the accelerated vesting of stock options, restricted stock awards and restricted stock units as the result of change in control provisions upon closing of the merger. There was no stock-based compensation capitalized during the predecessor period from January 1, 2007 through September 24, 2007 and the year ended December 31, 2006. Stock-based compensation expense was recognized in the “Cost of services” and “Selling, general and administrative” line items of the Consolidated Statements of Operations.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Amounts accumulated for the ESPP through payroll deductions elected by eligible employees were used to make quarterly purchases of FDC common stock at a 15% discount from the lower of the market price at the beginning or end of the quarter. The fair value of these awards was recognized as compensation expense in the Consolidated Statements of Operations for the year ended December 31, 2006 and in 2007 until the discontinuation of the ESPP plan as of June 30, 2007.

The fair value for FDC stock options granted and ESPP rights for the predecessor periods from January 1, 2007 through September 24, 2007 and the year ended December 31, 2006 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Predecessor
	Stock Options
	Period from January 1 through September 24, 2007	2006
Risk-free interest rate	4.65%	4.62%
Dividend yield	0.49%	0.58%
Volatility	23.4%	23.5%
Expected term (in years)	5 years	5 years
Fair value	$7	$7

	Predecessor
	ESPP (a)
	Period from January 1 through September 24, 2007	2006
Risk-free interest rate	4.75%	4.74%
Dividend yield	0.47%	0.54%
Volatility	23.9%	22.9%
Expected term (in years)	0.25	0.25
Fair value	$6	$8

(a)	The ESPP was terminated as of June 30, 2007.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Expected volatility—The Company used implied volatility to estimate the grant-date fair value of stock options and ESPP rights. The Company calculated implied volatility on a daily basis using the Black-Scholes option pricing model. This calculation incorporated the market prices of a variety of traded options, the market price of the Company’s stock, the exercise price and remaining term of the traded options, the expected dividends, and the risk-free rate. The traded options used were similar in exercise price to awards granted to employees, were near-the-money, and typically had a remaining maturity of greater than one year. For each grant, the Company used the average of the daily implied volatilities for the six months preceding the grant date. For grants made after the Western Union spin-off, the Company used the average of the daily implied volatility for the period between the spin-off and the grant date.

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

The total intrinsic value of stock options exercised during the predecessor periods from January 1, 2007 through September 24, 2007 and for the year ended December 31, 2006 was $86.2 million (excluding the value of stock options accelerated upon the closing of the merger and then cancelled with a right to receive cash) and $310.4 million, respectively.

The Company received $187.4 million and $729.8 million in cash proceeds related to the exercise of stock options and ESPP purchases during the predecessor periods from January 1, 2007 through September 24, 2007 and the year ended December 31, 2006, respectively. In addition, the Company realized total tax benefits from stock option exercises (and in 2007 the right to receive cash upon the accelerated vesting at the time of the merger) of $224.8 million and $122.9 million during the predecessor periods from January 1, 2007 through September 24, 2007 and for the year ended December 31, 2006, respectively, which were recorded as increases to the “Additional paid-in capital” line item of the Consolidated Balance Sheets.

For the predecessor periods from January 1, 2007 through September 24, 2007 and the year ended December 31, 2006, the excess tax benefit from stock-based compensation awards of $219.8 million and $124.2 million, respectively, was reflected as a use of cash in cash flows provided by operating activities and a source of cash in cash flows used in financing activities in the Consolidated Statements of Cash Flows. The excess tax benefit from stock-based payment arrangement related to the exercise of stock options and restricted stock held by FDC employees was $13.1 million for the year ended December 31, 2008.

The Company calculated its pool of excess tax benefits available to absorb write-offs of deferred tax assets in subsequent periods. At December 31, 2006, the balance of this pool was approximately $193 million. The pool of excess tax benefits was eliminated due to the merger.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The total fair value of shares vested (measured as of the date of vesting excluding the impact of accelerated vesting) was $9.8 million and $3.9 million during the predecessor periods from January 1, 2007 through September 24, 2007 and the year ended December 31, 2006, respectively.

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

The aggregate amounts charged to expense in connection with these plans were $35.4 million in 2008, $14.7 million for the successor period from September 25, 2007 through December 31, 2007 and $39.8 million for the predecessor period from January 1, 2007 through September 24, 2007 and $50.4 million in 2006.

Defined Benefit Plans

The Company has a defined benefit pension plan which is frozen and covers certain full-time employees in the U.S. The Company also has separate plans covering certain employees located in the United Kingdom, Greece, Austria and Germany. The United Kingdom Defined Benefit Plan is no longer offered to new employees; however, the Company is required to continue offering benefits to employees that were participating in the plan as of August 1, 2004. The cost of retirement benefits for eligible employees, measured by length of service, compensation and other factors, is being funded in accordance with laws and regulations of the respective countries.

In December 2006, the Company adopted the recognition provision of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement requires a company to recognize the funded status of a benefit plan

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

as an asset or a liability in its statement of financial position (“the recognition provision”). In addition, a company is required to measure plan assets and benefit obligations as of the date of its fiscal year-end statement of financial position (“the measurement date provision”). The measurement date provision was effective for fiscal years ending after December 15, 2008. As a result of the merger, the Company measured the benefit plan assets and obligations as of the merger date and allocated purchase price to each plan equal to its funded status. Unrecognized gains and losses recorded to other comprehensive income in predecessor periods no longer amortize into the Consolidated Statements of Operations as a component of net periodic pension cost for the successor period. Additionally, for its new basis of accounting, the Company elected December 31 as the measurement date for its plans. As such, the adoption of the measurement date provisions of SFAS No. 158 had no impact on the Company’s financial position or results of operations. In predecessor periods, the Company used a September 30 measurement date for its plans. As a result of the aforementioned change in measurement date, the Company recorded a purchase accounting adjustment to goodwill to true up net periodic benefit expense for the predecessor period.

The following table provides a reconciliation of the changes in the plans’ projected benefit obligation and fair value of assets for the year ended December 31, 2008, the successor period from September 25, 2007 through December 31, 2007, and the predecessor period from September 30, 2006 through September 24, 2007, as well as a statement of the funded status as of the respective period ends.

	Successor		Predecessor
(in millions)	December 31, 2008	Period from September 25 through December 31, 2007	Period from September 30, 2006 through September 24, 2007
Change in benefit obligation
Benefit obligation at beginning of period	$732.3	$738.8	$708.2
Service costs	10.8	2.7	10.6
Interest costs	41.1	10.8	36.6
Actuarial (gain)/loss	(78.0)	(3.8)	(21.9)
Acquired benefit obligations	3.1	—	4.3
Termination benefits (a)	(1.9)	—	1.4
Benefits paid	(26.9)	(7.0)	(22.0)
Plan participant contributions	2.1	0.6	2.6
Foreign currency translation	(138.5)	(9.8)	19.0

Benefit obligation at end of period	544.1	732.3	738.8
Change in plan assets
Fair value of plan assets at the beginning of period	648.8	626.7	546.1
Actual return on plan assets	(84.0)	9.1	52.7
Company contributions	60.5	27.5	31.9
Plan participant contributions	2.3	0.6	2.6
Benefits paid	(26.0)	(6.6)	(21.5)
Foreign currency translation	(129.0)	(8.5)	14.9

Fair value of plan assets at end of period	472.6	648.8	626.7

Funded status of the plans	$(71.5)	$(83.5)	$(112.1)

(a)	Related to restructuring activities in Europe.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The net pension liability of $71.5 million at December 31, 2008 is made up of non-current liabilities. The net pension liability of $83.5 million at December 31, 2007 was made up of $1.9 million of non-current assets and $85.4 million of non-current liabilities. The projected benefit asset was included in “Other long-term assets” and the liabilities were included in “Other long-term liabilities” on the Consolidated Balance Sheets.

As of December 31, 2008, the projected benefit obligation was in excess of the fair value of plan assets for all pension plans. As of December 31, 2007, the projected benefit obligation was in excess of the fair value of plan assets for all pension plans with the exception of the U.S. plan. The Company made an additional $20.0 million contribution to the U.S. plan in November 2007 resulting in the fair value of assets exceeding the projected benefit obligation in the amount of $1.9 million as of December 31, 2007.

The accumulated benefit obligation for all defined benefit pension plans was $495.2 million at December 31, 2008, $649.2 million at December 31, 2007 and $656.7 million at September 24, 2007.

The following table summarizes the activity in other comprehensive income for the year ended December 31 2008, the successor period from September 25, 2007 through December 31, 2007, the predecessor period from January 1, 2007 through September 24, 2007 and the year ended December 31, 2006, net of tax, excluding discontinued operations:

	Successor		Predecessor
(in millions)	Year ended December 31, 2008	Period from September 25 through December 31, 2007	Period from January 1 through September 24, 2007	Year ended December 31, 2006
Total unrecognized gain/(loss) included in other comprehensive income at the beginning of period	$1.6	—	$(109.8)	$(67.5)
Adjustment for adoption of SFAS 158	—	—	—	(46.3)
Unrecognized gain/(loss) arising during the period	(30.0)	$1.1	—	(0.8)
Reclassification into earnings from other comprehensive income	—	—	—	5.7
Foreign currency translation	(0.5)	0.5	—	(0.9)

Total unrecognized gain/(loss) included in other comprehensive income at end of period	$(28.9)	$1.6	$(109.8)	$(109.8)

Amounts recorded in other comprehensive income represent unrecognized net actuarial gains and losses. The Company does not have prior year service costs or credits or net transition assets or obligations.

The following table provides the components of net periodic benefit cost for the plans:

	Successor		Predecessor
(in millions)	Year ended December 31, 2008	Period from September 25 through December 31, 2007	Period from January 1 through September 24, 2007	Year ended December 31, 2006
Service costs	$10.8	$2.7	$8.0	$11.5
Interest costs	41.1	10.8	27.4	32.4
Expected return on plan assets	(42.4)	(11.1)	(35.7)	(33.4)
Amortization	—	—	7.7	9.1

Net periodic benefit expense	$9.5	$2.4	$7.4	$19.6

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assumptions

The weighted-average rate assumptions used in the measurement of the Company’s benefit obligation are as follows:

	Successor		Predecessor
	December 31, 2008	Period from September 25 through December 31, 2007	Period from January 1 through September 24, 2007
Discount rate	6.52%	5.98%	5.95%
Rate of compensation increase*	3.76%	4.09%	4.09%

The weighted-average rate assumptions used in the measurement of the Company’s net cost are as follows:

	Successor		Predecessor
	Year ended December 31, 2008	Period from September 25 through December 31, 2007	Period from January 1 through September 24, 2007	Year ended December 31, 2006
Discount rate	5.94%	5.83%	5.36%	5.09%
Expected long-term return on plan assets	6.84%	7.07%	6.75%	6.96%
Rate of compensation increase*	3.82%	3.95%	3.82%	3.62%

*	Applies only to plans in the UK, Germany, Greece and Austria.

Assumptions for the U.S. plans and the foreign plans are comparable in all of the above periods. The Company employs a building block approach in determining the long-term rate of return for plan assets with proper consideration of diversification and re-balancing. Historical markets are studied and long-term historical relationships between equities and fixed-income securities are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. Peer data and historical returns are reviewed to check for reasonableness and appropriateness.

Plan Assets

The Company’s pension plan asset allocation at December 31, 2008 and 2007, and target allocation based on the investment policy are as follows:

	Percentage of Plan Assets at Measurement Date
Asset Category	2008	2007
Equity securities	50.5%	60.8%
Debt securities	49.1%	38.5%
Other	0.4%	0.7%

Total	100.0%	100.0%

Asset Category	Target allocation U.S. plans	Target allocation Foreign plans
Equity securities	30%	60%
Debt securities	68%	40%
Other	0-2%	0%

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The maturities of debt securities at December 31, 2008 range from current to 89 years with a weighted-average maturity of 11 years.

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

Contributions

Contributions to plan assets in 2009 are expected to be approximately $34 million.

The estimated future benefit payments, which reflect expected future service, are expected to be $18.8 million in 2009, $19.3 million in 2010, $20.4 million in 2011, $21.6 million in 2012, $23.1 million in 2013 and $144.3 million in 2014 through 2018.

The Company does not offer post-retirement health care or other insurance benefits for retired employees.

Note 17: Segment Information

Operating segments are defined by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”), as components of an enterprise about which separate financial information is available that is evaluated regularly by the CODM, or decision-making group, in deciding how to allocate resources and in assessing performance. FDC’s CODM is its Chief Executive Officer. FDC classifies its businesses into five segments: Merchant Services, Financial Services, International, Prepaid Services and Integrated Payment Systems.

Management and 2008 Segment Reorganization

As discussed in Note 1, the Company started operating under a new segment structure effective January 1, 2008. In connection with this segment realignment, the Company excluded interest income derived from sources other than settlement asset portfolios and indirect corporate overhead from segment results. A summary of how the segments were structured in 2008 follows:

Segment	Description
Merchant Services	Comprised of businesses that provide services which facilitate the merchants’ ability to accept credit, debit, stored-value and loyalty cards. The segment’s processing and acquiring services include authorization, transaction capture, settlement, chargeback handling, and internet-based transaction processing. Merchant services also provide POS solutions and other equipment necessary to capture merchant transactions. A majority of these services pertain to transactions in which consumer payments to merchants are made through a card association (such as Visa or MasterCard), a debit network, or another payment network (such as Discover).

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Segment	Description
Financial Services	Provides issuer card and network solutions and payment management solutions for point of sale and recurring bill payments. Issuer card and network solutions includes credit, debit and retail card processing, debit network services (including the STAR Network and ATM processing), and output services for financial institutions and other organizations offering credit cards, debit cards and retail private label cards to consumers and businesses to manage customer accounts. Payment management solutions include check verification, settlement and guarantee services (including TeleCheck) and other payment options that support merchants and online retailers, businesses, and government agencies. The segment’s largest components of revenue consist of fees for account management, transaction authorization and posting, network switching, check acceptance and warranty, as well as reimbursable postage. In addition to issuer card and core payment solutions, Financial Services offers services to improve customer communications, billing, online banking and consumer bill payment, and analytics.

International	Comprised of businesses that provide the following services outside of the U.S.: credit, retail, debit and prepaid card processing; merchant acquiring and processing; ATM and point-of-sale (“POS”) processing, driving, acquiring and switching services; and card processing software. The largest components of the segment’s revenue are fees for facilitating the merchants’ ability to accept credit, retail and debit cards by authorizing, capturing, and settling merchants’ credit, retail, debit, stored-value and loyalty card transactions as well as for transaction authorization and posting, network switching and account management.

Prepaid Services	Consists of businesses that provide a wide range of open and closed loop stored-value products and processing services. The closed loop operations comprise the largest component of the segments revenue, providing gift card processing services to large national merchants as well as fleet services to trucking companies. The open loop products are the fastest growing component of the segment driven primarily by employers’ adoption of the Money Network payroll product and general purpose reloadable card programs.

Integrated Payment Systems	Includes the issuance of official checks which are sold by agents that are financial institutions and the issuance of money orders which are sold by agents that are financial institutions and retail businesses. Official checks serve as an alternative to a bank’s own items such as cashiers or bank checks. Money orders serve as a disbursement option for a consumer or business. Revenue is principally earned on invested funds which are pending settlement. The official check and money order businesses are conducted by a subsidiary of the Company, Integrated Payment Systems, Inc., that is licensed to offer payment services that fall under state and federal regulations. This segment is in the process of winding down its official check and money order businesses.

The business segment measurements provided to, and evaluated by, the Company’s CODM are computed in accordance with the following principles:

•	The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

•	Segment results exclude divested businesses.

•	Segment revenue includes equity earnings in affiliates (excluding amortization expense) and intersegment revenue.

•	Segment operating profit includes minority interest and equity earnings in affiliates, net of related amortization expense.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•

Segment operating profit excludes restructuring charges, asset impairments, significant litigation and regulatory settlements, other charges, interest expense, interest income, other income (expense) and income taxes since they are not allocated to the segments for internal evaluation purposes. While these items are identifiable to the business segments, they are not included in the measurement of segment operating profit provided to the CODM for purposes of assessing segment performance and decision making with respect to resource allocation.

•

Revenues and operating profit of the IPS segment are stated on a pretax equivalent basis in 2007 and 2006 (i.e., as if investment earnings on nontaxable investments were fully taxable at FDC’s marginal tax rate). In 2008, the portfolio was comprised of taxable investments so a comparable adjustment was not necessary.

•

Corporate operations include administrative and shared service functions such as the executive group, legal, tax, treasury, internal audit, accounting, human resources, information technology and procurement. Costs incurred by Corporate that are directly attributable to a segment are allocated to the respective segment. Administrative and shared service costs are retained by Corporate.

The following tables present the Company’s operating segment results for the successor year ended December 31, 2008, the successor period from September 25, 2007 through December 31, 2007, the predecessor period from January 1, 2007 through September 24, 2007 and the predecessor year ended December 31, 2006:

Successor year ended December 31, 2008 (in millions)	Merchant Services	Financial Services	International	Prepaid Services	Integrated Payment Systems	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$2,125.0	$1,984.6	$1,401.0	$228.6	$13.2	$72.1	$5,824.5
Investment income, net	21.4	2.9	23.3	—	29.6	—	77.2
Product sales and other	325.6	83.7	340.2	—	0.3	93.1	842.9
Reimbursable debit network fees, postage and other	1,388.7	717.0	29.7	—	—	—	2,135.4
Equity earnings in affiliates (a)	267.1	—	33.2	—	—	2.5	302.8

Total segment reporting revenues	$4,127.8	$2,788.2	$1,827.4	$228.6	$43.1	$167.7	$9,182.8

Internal revenue	$63.4	$27.8	$6.3	—	—	—	$97.5
External revenue	4,064.4	2,760.4	1,821.1	$228.6	$43.1	$167.7	9,085.3
Depreciation and amortization	798.3	401.6	271.8	31.1	0.2	53.2	1,556.2
Operating profit (loss)	391.9	438.5	130.7	18.5	5.5	(240.0)	745.1
Other operating expenses and other income (expense) excluding divestitures	(694.5)	(1,607.1)	(540.7)	(300.8)	—	(88.6)	(3,231.7)
Expenditures for long-lived assets	21.9	184.7	203.2	3.7	0.1	34.1	447.7
Equity earnings in affiliates	109.4	—	11.8	(0.3)	—	2.1	123.0
Investment in unconsolidated affiliates	1,042.0	—	217.6	—	—	—	1,259.6

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor period from September 25, 2007 through December 31, 2007 (in millions)	Merchant Services	Financial Services	International	Prepaid Services	Integrated Payment Systems	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$533.6	$551.4	$375.8	$76.8	$4.7	$27.0	$1,569.3
Investment income, net	12.1	0.9	4.9	—	29.6	—	47.5
Product sales and other	87.6	22.5	92.2	—	—	16.4	218.7
Reimbursable debit network fees, postage and other	308.4	198.7	8.6	—	—	—	515.7
Equity earnings in affiliates (a)	95.6	—	9.1	—	—	1.0	105.7

Total segment reporting revenues	$1,037.3	$773.5	$490.6	$76.8	$34.3	$44.4	$2,456.9

Internal revenue and pretax equivalency	$12.5	$10.4	$1.3	—	$55.8	$5.5	$85.5
External revenue	1,024.8	763.1	489.3	$76.8	(21.5)	38.9	2,371.4
Depreciation and amortization	225.1	115.1	66.8	6.3	0.3	12.2	425.8
Operating profit (loss)	100.9	102.9	46.9	13.2	21.3	(67.6)	217.6
Other operating expenses and other income (expense) excluding divestitures	(6.8)	0.1	(4.2)	—	(1.0)	(62.1)	(74.0)
Expenditures for long-lived assets	13.5	46.5	41.8	2.8	0.2	7.8	112.6
Equity earnings in affiliates	38.7	—	7.7	—	—	0.4	46.8
Investment in unconsolidated affiliates	3,290.4	—	215.9	—	—	20.0	3,526.3

Predecessor period from January 1, 2007 through September 24, 2007 (in millions)	Merchant Services	Financial Services	International	Prepaid Services	Integrated Payment Systems	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$1,448.4	$1,477.1	$860.2	$138.0	$14.0	$70.2	$4,007.9
Investment income, net	36.8	3.8	12.2	—	56.9	—	109.7
Product sales and other	263.8	88.3	203.4	—	0.5	49.3	605.3
Reimbursable debit network fees, postage and other	735.4	512.5	25.6	—	0.1	—	1,273.6
Equity earnings in affiliates (a)	220.8	—	24.8	—	—	3.0	248.6

Total segment reporting revenues	$2,705.2	$2,081.7	$1,126.2	$138.0	$71.5	$122.5	$6,245.1

Internal revenue and pretax equivalency	$34.9	$27.8	$3.5	—	$175.7	$16.7	$258.6
External revenue	2,670.3	2,053.9	1,122.7	$138.0	(104.2)	105.8	5,986.5
Depreciation and amortization	159.8	186.4	155.5	6.2	2.5	26.5	536.9
Operating profit (loss)	713.3	440.6	93.7	24.2	30.1	(445.6)	856.3
Other operating expenses and other income (expense) excluding divestitures	(0.8)	(4.1)	(6.8)	(5.0)	(15.2)	7.6	(24.3)
Expenditures for long-lived assets	28.6	125.3	112.8	3.0	0.8	128.1	398.6
Equity earnings in affiliates	212.3	—	8.9	—	—	1.8	223.0

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Predecessor year ended December 31, 2006 (in millions)	Merchant Services	Financial Services	International	Prepaid Services	Integrated Payment Systems	All Other and Corporate	Totals
Revenues:
Transaction and processing service fees	$1,911.1	$1,924.3	$958.0	$191.4	$16.4	$94.2	$5,095.4
Investment income, net	46.8	6.2	10.1	—	54.1	—	117.2
Product sales and other	370.4	99.9	206.3	—	0.4	30.4	707.4
Reimbursable debit network fees, postage and other	831.4	630.0	27.6	—	0.1	—	1,489.1
Equity earnings in affiliates (a)	283.3	—	29.3	—	—	1.0	313.6

Total segment reporting revenues	$3,443.0	$2,660.4	$1,231.3	$191.4	$71.0	$125.6	$7,722.7

Internal revenue and pretax equivalency	$53.0	$47.4	$3.3	—	$248.5	$17.9	$370.1
External revenue	3,390.0	2,613.0	1,228.0	$191.4	(177.5)	107.7	7,352.6
Depreciation and amortization	215.7	255.5	177.3	7.1	9.0	33.7	698.3
Operating profit (loss)	978.2	568.4	147.8	37.3	12.1	(272.6)	1,471.2
Other operating expenses and other income (expense) excluding divestitures	7.4	(34.0)	(6.3)	0.1	33.6	9.4	10.2
Expenditures for long-lived assets	39.3	125.0	104.7	2.2	5.2	23.6	300.0
Equity earnings in affiliates	274.0	—	9.7	—	—	(0.6)	283.1
Investment in unconsolidated affiliates	667.7	—	70.7	—	—	18.1	756.5

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of reportable segment amounts to the Company’s consolidated balances is as follows (in millions):

	Successor		Predecessor
	Year ended December 31, 2008	Period from September 25 through December 31, 2007	Period from January 1 through September 24, 2007	Year ended December 31, 2006
Revenues:
Total reported segments	$9,015.1	$2,412.5	$6,122.6	$7,597.1
All Other and Corporate	167.7	44.4	122.5	125.6

Subtotal	9,182.8	2,456.9	6,245.1	7,722.7

Divested businesses	28.8	12.8	35.0	37.4
Equity earnings in affiliates (a)	(302.8)	(105.7)	(248.6)	(313.6)
Eliminations (b)	(97.5)	(85.5)	(258.6)	(370.1)

Consolidated	$8,811.3	$2,278.5	$5,772.9	$7,076.4

(Loss) income before income taxes, minority interest, equity earnings in affiliates and discontinued operations:
Total reported segments	$985.1	$285.2	$1,301.9	$1,743.8
All Other and Corporate	(240.0)	(67.6)	(445.6)	(272.6)

Subtotal	745.1	217.6	856.3	1,471.2

Divested businesses	0.3	0.7	0.7	4.5
Interest expense	(1,964.9)	(584.7)	(103.6)	(248.0)
Interest income	26.0	17.9	30.8	55.5
Minority interest from segment operations (c)	156.3	39.0	106.3	138.8
Equity earnings in affiliates	(123.0)	(46.8)	(223.0)	(283.1)
Restructuring, net	(12.0)	0.2	(7.9)	(24.0)
Impairments	(3,243.6)	—	(20.6)	(16.1)
Litigation and regulatory settlements	—	—	(2.5)	34.8
Other	—	—	7.7	0.3
Other income (expense) (d)	(14.4)	(74.0)	4.9	22.6
Eliminations (b)	—	(55.7)	(176.6)	(245.9)

Consolidated	$(4,430.2)	$(485.8)	$472.5	$910.6

(a)	Excludes equity losses that were recorded in expense and the amortization related to the excess of the investment balance over the Company’s proportionate share of the investee’s net book value.
(b)	Represents elimination of an adjustment to record IPS segment investment income and its related operating profit on a pretax equivalent basis in 2007 and 2006 (no adjustment is necessary in 2008 as the portfolio was repositioned to taxable investments) and elimination of intersegment revenue.
(c)	Excludes minority interest attributable to items excluded from segment operations.
(d)	Other income (expense) includes investment gains and (losses), derivative financial instruments gains and (losses), divestitures, net, debt repayment gains and (losses) and non-operating foreign currency gains and (losses) as discussed in Note 11.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Segment assets are as follows (in millions):

	Successor
	December 31, 2008	December 31, 2007
Assets:
Merchant Services	$19,709.1	$21,370.3
Financial Services	6,054.3	8,244.6
International	5,741.3	6,822.7
Prepaid Services	758.5	1,518.5
Integrated Payment Systems	4,120.3	13,138.2
All Other and Corporate	1,792.6	1,343.9
Divested businesses	—	71.1

Consolidated	$38,176.1	$52,509.3

A reconciliation of reportable segment depreciation and amortization amounts to the Company’s consolidated balances in the Consolidated Statements of Cash Flows is as follows (in millions):

	Successor		Predecessor
	Year ended December 31, 2008	Period from September 25 through December 31, 2007	Period from January 1 through September 24, 2007	Year ended December 31, 2006
Depreciation and Amortization:
Total reported segments	$1,503.0	$413.6	$510.4	$664.6
All Other and Corporate	53.2	12.2	26.5	33.7
Divested businesses	3.4	1.4	3.3	2.5

Consolidated	$1,559.6	$427.2	$540.2	$700.8

Information concerning principal geographic areas was as follows (in millions):

	United States	International	Total
Revenues
2008 Successor	$7,033.2	$1,778.1	$8,811.3
2007 Successor period from September 25, 2007 through December 31	1,783.9	494.6	2,278.5

2007 Predecessor period from January 1 through September 24	4,647.4	1,125.5	5,772.9
2006 Predecessor	5,883.8	1,192.6	7,076.4
Long-Lived Assets
2008 Successor	$20,026.0	$3,826.2	$23,852.2
2007 Successor	21,469.9	4,810.2	26,280.1

2006 Predecessor	8,645.9	2,059.1	10,705.0

“International” represents businesses of significance, which have local currency as their functional currency regardless of the segments to which the associated revenues and long-lived assets applied.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2009 Segment Reorganization

Effective January 1, 2009, the CODM further re-aligned the business and began making strategic and operating decisions with regards to assessing performance and allocating resources based on a new segment structure. FDC will operate in four business segments in 2009: Retail and Alliance Services, Financial Services, International and IPS. The most significant changes are check verification, settlement and guarantee services moving from the Financial Services segment into the Retail and Alliance Services segment as well as the Prepaid Services segment moving into the Retail and Alliance Services segment. A summary of how the new segments are structured follows:

Segment	Description
Retail and Alliance Services	Comprised of businesses that provide services which facilitate the merchants’ ability to accept credit, debit, stored-value and loyalty cards and checks. The segment’s merchant processing and acquiring services include authorization, transaction capture, settlement, chargeback handling and internet-based transaction processing. Retail and Alliance Services also provides point-of-sale (“POS”) solutions and other equipment necessary to capture merchant transactions. A majority of these services pertain to transactions in which consumer payments to merchants are made through a card association (such as Visa or MasterCard), a debit network, or another payment network (such as Discover). In addition, Retail and Alliance Services provides check verification, settlement and guarantee services and a wide range of open and closed loop stored-value products and processing services. The closed loop operations provide gift card processing services to large national merchants as well as fleet services to trucking companies. The open loop operation is driven primarily by employers’ adoption of the Money Network payroll product and general purpose reloadable card programs.

Financial Services	Provides issuer card and network solutions and payment management solutions for recurring bill payments. Financial Services also offers services to improve customer communications, billing, online banking and consumer bill payment. Issuer card and network solutions includes credit, debit and retail card processing, debit network services (including the STAR Network and ATM processing) and output services for financial institutions and other organizations offering credit cards, debit cards and retail private label cards to consumers and businesses to manage customer accounts. The segment’s largest components of revenue will consist of fees for account management, transaction authorization and posting, and network switching as well as reimbursable postage.

International	Comprised of businesses that provide the following services outside of the U.S.: credit, retail, debit and prepaid card processing; merchant acquiring and processing; ATM and POS processing, driving, acquiring and switching services; and card processing software. The largest components of the segment’s revenue are fees for facilitating the merchants’ ability to accept credit, retail and debit cards by authorizing, capturing, and settling merchants’ credit, retail, debit, stored-value and loyalty card transactions as well as for transaction authorization and posting, network switching and account management.

Integrated Payment Systems	Includes the issuance of official checks which are sold by agents that are financial institutions and the issuance of money orders which are sold by agents that are financial institutions and retail businesses. Official checks serve as an alternative to a bank’s own items such as cashiers or bank checks. Money orders serve as a disbursement option for a consumer or business. Revenue is principally earned on invested funds which are pending settlement. The official check and money order businesses are conducted by a subsidiary of the Company, Integrated Payment Systems Inc., that is licensed to offer payment services that fall under state and federal regulations. This segment is in the process of winding down its official check and money order businesses.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18: Quarterly Financial Results (Unaudited)

Summarized quarterly results for the two years ended December 31, 2008 and 2007, respectively, are as follows (in millions):

	Successor
2008 by Quarter:	First	Second	Third	Fourth
Revenues	$2,126.5	$2,204.3	$2,164.0	$2,316.5
Expenses	1,929.9	1,997.5	2,040.1	5,320.7
Interest income	9.0	6.6	5.9	4.5
Interest expense	(517.7)	(451.1)	(497.7)	(498.4)
Other income (expense)	(43.2)	6.4	70.5	(48.1)

Loss before income taxes, minority interest and equity earnings in affiliates	(355.3)	(231.3)	(297.4)	(3,546.2)
Income tax benefit	(130.5)	(69.4)	(145.5)	(353.8)
Minority interest	(29.0)	(40.3)	(47.5)	(39.5)
Equity earnings in affiliates	32.1	41.6	35.0	14.3

Net loss	$(221.7)	$(160.6)	$(164.4)	$(3,217.6)

	Predecessor			Successor
2007 by Quarter:	First	Second	Third	Third	Fourth
			Period from July 1 through September 24,	Period from September 25 through September 30,
Revenues	$1,836.3	$2,000.7	$1,935.9	$135.3	$2,143.2
Expenses	1,640.9	1,720.4	1,871.2	127.3	1,996.2
Interest income	8.0	12.9	9.9	3.6	14.3
Interest expense	(34.5)	(35.9)	(33.2)	(34.6)	(550.1)
Other income (expense)	1.0	2.4	1.5	(27.7)	(46.3)

Income (loss) before income taxes, minority interest, equity earnings in affiliates and discontinued operations	169.9	259.7	42.9	(50.7)	(435.1)
Income tax expense (benefit)	37.4	70.2	18.2	(21.2)	(154.9)
Minority interest	(29.1)	(40.0)	(36.2)	(2.5)	(36.5)
Equity earnings in affiliates	68.3	79.4	75.3	3.3	43.5

Income (loss) from continuing operations	171.7	228.9	63.8	(28.7)	(273.2)
Discontinued operations, net of tax of $(4.1), $0, $7.1, $0 and $0, respectively	3.5	—	(7.1)	—	—

Net income (loss)	$175.2	$228.9	$56.7	$(28.7)	$(273.2)

Note 19: Discontinued Operations

The Company’s financial statements reflect NYCE, PPS, IDLogix, Western Union and Taxware as discontinued operations. The results of operations of these entities are treated as income from discontinued operations, net of tax, and separately stated on the Consolidated Statements of Operations below income (loss) from continuing operations.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In 2004, the Company divested its 64% ownership of NYCE, an electronic funds transfer network. The sale agreement of NYCE contemplated potential adjustments to the sales price which resulted in a charge of $1.6 million ($1.0 million net of taxes) which was presented in discontinued operations in 2006.

In July 2006, the Company sold the majority of its ownership interest in its subsidiaries PPS and IDLogix to five national financial institutions to form Early Warning Services, LLC for the purchase price of $84.7 million, net of related expenses, and an 18% interest in Early Warning Services. The purchase price was also net of $11.2 million in cash paid to buyout the PPS minority holder prior to the sale. The Company recognized a gain on the sale of $0.7 million, net of tax, which was included in the results of discontinued operations in 2006. PPS and IDLogix were previously reported as part of All Other and Corporate.

As discussed in Note 1 and on September 29, 2006, the Company separated its Western Union money transfer business into an independent, publicly traded company. The spin-off included all entities previously reported as the Western Union segment as well as two small entities previously reported in All Other and Corporate. In connection with the spin-off, Western Union transferred $1 billion of notes and $2.5 billion in cash to FDC. To facilitate Western Union’s separation from FDC, FDC provided certain services to Western Union during a one-year transition period. Additionally, the Company and Western Union entered into various commercial service agreements which are long-term arrangements to provide ongoing services. The Company evaluated these services agreements and determined that the cash flows generated from these activities are not significant and are considered indirect cash flows. Thus, the cash flows of Western Union were considered to be eliminated from the ongoing operations of the Company.

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

Discontinued operations for the year ended December 31, 2006 also included non-recurring separation costs of $48.4 million which consisted principally of investment banker fees, external legal and accounting fees to affect the spin-off, costs to separate information systems and consulting costs incurred to assist in managing the spin-off.

Included in the results from discontinued operations is interest expense allocated based upon a percentage of net assets in accordance with EITF No. 87-24 “Allocation of Interest to Discontinued Operations” of $32.7 million for the year ended December 31, 2006. In addition, certain corporate expenses were allocated to discontinued operations in accordance with EITF 87-24 and were limited to specifically identified costs and other costs, such as corporate shared services, which support segment operations. These costs represent those that have historically been allocated to and recorded by the Company’s operating segments as an expense with the exception of the addition of certain share-based compensation expenses and pension benefit not previously allocated.

Losses from discontinued operations for the predecessor period from January 1, 2007 through September 24, 2007 relate to certain tax account true-ups and discrete tax items related to Western Union.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the summarized results of discontinued operations for the year ended December 31, 2006 (in millions):

Year ended December 31, 2006

Revenue	$3,351.1
Expenses	2,385.5

Operating profit	965.6
Other income (expense)	75.0

Income before income taxes	1,040.6
Income tax expense	360.0
Minority interest, net of tax	(24.3)
Equity earnings in affiliates	9.4

Income from discontinued operations	$665.7

Note 20: Fair Value Measurement

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

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It establishes a hierarchy for fair value measurements based upon the inputs to the valuation and the degree to which they are observable or not observable in the market. The three levels in the hierarchy are as follows:

•	Level 1—Inputs to the valuation based upon quoted prices (unadjusted) for identical assets or liabilities in active markets that are accessible as of the measurement date.

•

Level 2—Inputs to the valuation include quoted prices in either markets that are not active, or in active markets for similar assets or liabilities, observable inputs other than quoted prices, and inputs that are derived principally from or corroborated by observable market data.

•	Level 3—Inputs to the valuation that are unobservable inputs for the asset or liability.

SFAS 157 assigns the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs.

In connection with the adoption of SFAS 157, the Company adjusted, prospectively, its method of measuring the fair value of certain financial instruments and, as a result, recorded a reduction in its derivative liabilities of $13.2 million and an increase in investment securities of $1.0 million as of the date of adoption. The derivatives were adjusted to reflect the Company’s own non-performance risk. Substantially all of the $13.2 million related to derivatives that have been designated as cash flow hedges for accounting purposes and was recorded as a reduction of the unrealized losses in OCI. The increase in investment securities was also recorded in OCI.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial instruments carried at fair value as of December 31, 2008 and measured at fair value on a recurring basis are classified in the table below according to the hierarchy described above:

	Fair Value Measurement Using
December 31, 2008 (in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Settlement Assets—student loan auction rate securities	—	—	$492.2	$492.2
Settlement Assets—other securities	$0.1	$3,293.5	—	3,293.6
Other assets—available-for-sale securities	—	12.9	—	12.9
Foreign exchange contracts	—	11.7	—	11.7

Total assets at fair value	$0.1	$3,318.1	$492.2	$3,810.4

Other Liabilities:
Interest rate contracts	$—	$(598.8)	$—	$(598.8)
Foreign exchange contracts	—	(2.5)	—	(2.5)

Total liabilities at fair value	$—	$(601.3)	$—	$(601.3)

December 31, 2008 (in millions)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3) Student loan auction rate securities
Beginning balance January 1, 2008	—
Total gains or losses (realized or unrealized):
Included in other comprehensive income	$(13.3)
Included in investment income, net	(47.6)
Transfers in (out) of Level 3	553.1

Ending balance December 31, 2008	$492.2

Settlement Assets

As of December 31, 2008, $3.8 billion of the Company’s $8.7 billion of “Settlement assets” were comprised of financial instruments that were carried at fair value. These investments included student loan auction rate securities (“SLARS”) and other available-for-sale securities discussed in more detail below.

Student loan auction rate securities

As of December 31, 2008, the Company held $492.2 million ($553.1 million par value) of SLARS which are long-term debt instruments, issued by student loan trusts, with variable interest rates that historically reset through a periodic Dutch auction process but do not include a put-back option. Beginning in mid-February 2008 and due largely to uncertainty in the global credit and capital markets, investment banks and broker dealers became less willing to support SLARS and other auction rate securities (“ARS”) auctions. As a result, multiple auctions failed, including the auctions for the SLARS still held by the Company. A failed auction does not represent a default by the issuer of the underlying security. As of December 31, 2008, the majority of the SLARS held by the Company were rated “AAA” or the equivalent and all were collateralized by securitized student loans substantially guaranteed by

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the U.S. government through the Federal Family Education Loan Program (“FFELP”); and continued to pay interest in accordance with the terms of their respective security agreements. The NextStudent Master Trust (“NextStudent”) securities, also collateralized by securitized student loans substantially guaranteed by the U.S. government, were downgraded by Moody’s on August 28, 2008 from “Aaa” to “Baa3”, were further downgraded by Moody’s in January 2009 to “B3”, and were downgraded by Fitch in January 2009 from “AAA” to “BBB”. This factor was considered in determining the fair value of the NextStudent securities.

As a result of the failed auctions, the trusts are required to pay maximum interest rates as defined in the security offering documents which are typically based on either LIBOR or Treasury rates plus a spread.

The Company will not be able to readily access liquidity for the SLARS until the auction market successfully resumes, a secondary market is established for long-term investors, or issuers redeem the securities. The Company believes that the SLARS held by it will recover substantially all of their principal value by their maturity date due to the FFELP backing of the underlying collateral; however, the Company currently cannot assert that it has the intent to hold these securities until they fully recover their par value as it may be willing to sell the securities at a loss if the price exceeds a certain minimum threshold. In January 2009, the Company sold $11.0 million of par value SLARS to the issuer at the specified minimum threshold. The Company has the ability and intent to hold these securities for an extended time period and until the securities recover in value at least to the specified minimum threshold. This ability is based on the projected timing of when certain IPS related settlement liabilities will need to be funded and the ability to use its revolving credit facility in the event the settlement liabilities need to be funded before the SLARS are liquid. The Company has recognized an other than temporary impairment loss in 2008 of $48.0 million in “Investment income, net” in the Consolidated Statements of Operations to write down the value of the SLARS to the specified minimum threshold. Any decline in value of the securities below the specified minimum threshold has been deemed to be temporary and, accordingly, the Company recognized an additional unrealized loss of $13.3 million in OCI during 2008. The SLARS were reclassified from “Settlement assets” (part of “Current assets”) to “Long-term settlement assets” in the Consolidated Balance Sheet in the first quarter 2008.

Due to the lack of observable market activity for the SLARS held by the Company as of December 31, 2008, the Company with the assistance of a third party valuation firm, upon which the Company in part relied, made certain assumptions, primarily relating to estimating both the weighted average life for the securities held by the Company and the impact of the current lack of liquidity on the fair value. At December 31, 2008, the securities were valued based on a probability weighted discounted cash flow analysis. The Company considered each security’s key terms including date of issuance, date of maturity, auction intervals, scheduled auction dates, maximum auction rate, as well as underlying collateral, ratings, and guarantees or insurance. Substantially all SLARS held by the Company have collateral backed by FFELP. The probabilities of auction failure, a successful auction at par or repurchase at par for each future period were then forecasted. The Company assumed that the issuers will continue to pay maximum interest rates on the securities until the event of a successful auction or repurchase, at which point the Company would sell the SLARS at par through the auction. To determine the fair value of each security, the weighted average cash flows for each period were discounted back to present value at the determined discount rate for each security. As of December 31, 2008, cumulative probabilities of successfully passing auction have been estimated at approximately 35% through year two, and 80% in year five. The discount rates used in the valuation were a combination of the liquidity risk premium assigned to the security (which ranged from 5% to 6%) plus the treasury strip yield (zero coupon treasury bond) for the individual period for which a cash flow was being discounted.

The impact of the Company’s judgment in the valuation was significant and, accordingly, the resulting fair value was classified as Level 3 within the fair value hierarchy. The SLARS were reclassified from Level 2 to Level 3 due to the failure of the auction process.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other securities

As of December 31, 2008, the Company held certain investments in primarily short-term debt securities, including discounted commercial paper, other money market funds besides those discussed below, certificates of deposit (both domestic and Yankee), and fixed rate corporate bonds. Many of these securities are considered cash equivalents as disclosed in Note 6. Prices for these securities are not quoted on active exchanges but are priced through an independent third party pricing service based on quotations from market-makers in the specific instruments or, where appropriate, other market inputs including interest rates, benchmark yields, reported trades, issuer spreads, two sided markets, benchmark securities, bids, offers, and reference data. In certain instances, amortized cost is considered an appropriate approximation of market value. The Company’s experience with these types of investments and expectations of the current investments held is that they will be satisfied at the current carrying amount. These securities were classified as Level 2.

As of December 31, 2008, the Company held preferred shares issued by the Federal Home Loan Mortgage Corporation (“Freddie Mac”) that are valued using quoted stock prices from the New York Stock Exchange and classified as Level 1. The Company also held money market funds issued by the Reserve Primary Fund with a market value of $24 million that were not liquid as of December 31, 2008. Unrealized losses of $6.3 million and $6.0 million were recognized in 2008 in “Investment income, net” in the Consolidated Statements of Operations for the Freddie Mac shares and Reserve Primary Fund, respectively.

Other Assets

The Company held additional shares of the Reserve Primary Fund, discussed above, and certain other investments that were classified as available-for-sale and carried at fair value with a market value of $12.9 million as of December 31, 2008. These securities were classified as Level 2. Of these securities an unrealized loss of $3.0 million was recognized in “Other income (expense)” in the Consolidated Statements of Operations related to these shares of the Reserve Primary Fund.

Derivatives

As discussed in Note 8, the Company uses derivative instruments to mitigate certain risks. The Company’s derivatives are not exchange listed and are therefore valued using Bloomberg analytics models that are based on readily observable market inputs. These models reflect the contractual terms of the derivatives, such as notional value and expiration date, as well as market-based observables including interest and foreign currency exchange rates, yield curves and the credit quality of the counterparties. As discussed above and effective January 1, 2008, the models also incorporated the Company’s creditworthiness in order to appropriately reflect non-performance risk. Inputs to the derivative pricing models are generally observable and do not contain a high level of subjectivity and, accordingly, the Company’s derivatives were classified within Level 2 of the hierarchy.

Note 21: Supplemental Guarantor Condensed Consolidating Financial Statements

As described in Note 10 above, on September 17, 2008, the Company launched a registered exchange offer to exchange the $2.2 billion aggregate principal amount of its 9.875% senior notes due 2015 for publicly tradable notes. Substantially all of the notes were exchanged effective October 21, 2008. The senior publically tradable notes are unconditionally guaranteed by substantially all existing and future, direct and indirect, wholly owned, domestic subsidiaries of the Company other than Integrated Payment Systems Inc (“Guarantors”). None of the other subsidiaries of the Company, either direct or indirect, guarantee the senior publically tradable notes (“Non-Guarantors”). Also described in Note 10 above, the Company exchanged substantially all of the remaining balance of its 9.875% senior unsecured cash-pay term loan bridge loans due 2015 as well as all of its 10.55%

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

senior unsecured PIK term loan bridge loans due 2015 and 11.25% senior subordinated unsecured term loan bridge loans due 2016 for senior unsecured cash-pay notes, senior unsecured PIK notes and senior subordinated unsecured notes. The Guarantors also unconditionally guarantee the senior secured revolving credit facility and senior secured term loan facility, senior unsecured cash-pay notes, senior unsecured PIK notes and senior subordinated unsecured notes. The senior publically tradable note guarantees are unsecured and rank senior in right of payment to all existing and future subordinated indebtedness of the Company’s guarantor subsidiaries. The senior publically tradable note guarantees rank equally in right of payment with all existing and future senior indebtedness of the guarantor subsidiaries.

The following tables present the results of operations, financial position and cash flows of the Company (“Parent”), the Guarantor subsidiaries, the Non-Guarantor subsidiaries and Eliminations for the successor year ended December 31, 2008, the successor period from September 25, 2007 through December 31, 2007, the predecessor period from January 1, 2007 through September 24, 2007, and the predecessor year ended December 31, 2006 and as of December 31, 2008 and December 31, 2007 to arrive at the information for First Data Corporation on a consolidated basis.

(in millions)	Successor
	Year ended December 31, 2008
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Transaction and processing service fees	$2.6	$4,061.9	$1,727.1	$(6.3)	$5,785.3
Investment income, net	—	25.2	51.9	—	77.1
Product sales and other	—	530.7	342.7	(25.2)	848.2
Reimbursable debit network fees, postage and other	—	1,995.8	104.9	—	2,100.7

	2.6	6,613.6	2,226.6	(31.5)	8,811.3

Expenses:
Cost of services (exclusive of items shown below)	—	2,161.5	892.8	(6.3)	3,048.0
Cost of products sold	—	210.6	131.4	(25.2)	316.8
Selling, general and administrative	223.4	596.9	377.1	—	1,197.4
Reimbursable debit network fees, postage and other	—	1,995.8	104.9	—	2,100.7
Depreciation and amortization	5.9	1,010.8	353.0	—	1,369.7
Other operating expenses:
Restructuring, net	—	12.0	—	—	12.0
Impairments	—	2,680.4	563.2	—	3,243.6

	229.3	8,668.0	2,422.4	(31.5)	11,288.2

Operating (loss) profit	(226.7)	(2,054.4)	(195.8)	—	(2,476.9)

Interest income	8.9	3.0	14.1	—	26.0
Interest expense	(1,933.9)	(7.2)	(23.8)	—	(1,964.9)
Interest (expense) income from intercompany notes	(113.6)	87.2	26.4	—	—
Other (expense) income	(24.1)	0.1	9.6	—	(14.4)
Equity (loss) earnings from consolidated subsidiaries	(2,350.6)	32.0	—	2,318.6	—

	(4,413.3)	115.1	26.3	2,318.6	(1,953.3)

Loss before income taxes, minority interest and equity earnings in affiliates	(4,640.0)	(1,939.3)	(169.5)	2,318.6	(4,430.2)
Income tax (benefit) expense	(858.8)	216.8	(57.2)	—	(699.2)
Minority interest	—	(1.8)	(154.5)	—	(156.3)
Equity earnings in affiliates	16.9	98.1	8.0	—	123.0

Net loss	$(3,764.3)	$(2,059.8)	$(258.8)	$2,318.6	$(3,764.3)

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions)	Successor
	Period from September 25, 2007 through December 31, 2007
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Transaction and processing service fees	$0.8	$1,109.4	$444.6	$(1.5)	$1,553.3
Investment income, net	—	11.9	(20.1)	—	(8.2)
Product sales and other	—	133.3	96.6	(6.9)	223.0
Reimbursable debit network fees, postage and other	—	486.6	23.8	—	510.4

	0.8	1,741.2	544.9	(8.4)	2,278.5

Expenses:
Cost of services (exclusive of items shown below)	—	591.7	200.1	(1.5)	790.3
Cost of products sold	—	59.6	34.6	(6.9)	87.3
Selling, general and administrative	14.5	229.2	124.2	—	367.9
Reimbursable debit network fees, postage and other	—	486.6	23.8	—	510.4
Depreciation and amortization	1.1	269.4	97.3	—	367.8
Other operating expenses:
Restructuring, net	—	(0.2)	—	—	(0.2)

	15.6	1,636.3	480.0	(8.4)	2,123.5

Operating (loss) profit	(14.8)	104.9	64.9	—	155.0

Interest income	9.6	1.9	6.4	—	17.9
Interest expense	(578.4)	(1.1)	(5.2)	—	(584.7)
Interest (expense) income from intercompany notes	(28.1)	22.7	5.4	—	—
Other (expense) income	(72.6)	(0.1)	(1.3)	—	(74.0)
Equity earnings from consolidated subsidiaries	149.4	(0.9)	—	(148.5)	—

	(520.1)	22.5	5.3	(148.5)	(640.8)

(Loss) income before income taxes, minority interest and equity earnings in affiliates	(534.9)	127.4	70.2	(148.5)	(485.8)
Income tax (benefit) expense (1)	(221.2)	68.0	(22.9)	—	(176.1)
Minority interest	—	(0.1)	(38.9)	—	(39.0)
Equity earnings in affiliates	11.8	32.4	2.6	—	46.8

Net (loss) income	$(301.9)	$91.7	$56.8	$(148.5)	$(301.9)

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions)	Predecessor
	Period from January 1 through September 24, 2007
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Transaction and processing service fees	$2.3	$2,863.8	$1,103.8	$(4.0)	$3,965.9
Investment income, net	—	33.2	(100.1)	—	(66.9)
Product sales and other	—	411.3	224.5	(19.4)	616.4
Reimbursable debit network fees, postage and other	—	1,206.7	50.8	—	1,257.5

	2.3	4,515.0	1,279.0	(23.4)	5,772.9

Expenses:
Cost of services (exclusive of items shown below)	125.3	1,510.1	575.9	(4.0)	2,207.3
Cost of products sold	—	150.6	78.0	(19.4)	209.2
Selling, general and administrative	332.9	503.7	222.2	—	1,058.8
Reimbursable debit network fees, postage and other	—	1,206.7	50.8	—	1,257.5
Depreciation and amortization	5.7	349.9	120.8	—	476.4
Other operating expenses:
Restructuring, net	(0.6)	6.2	2.3	—	7.9
Impairments	—	4.2	16.4	—	20.6
Litigation and regulatory settlements	(2.5)	5.0	—	—	2.5
Other	(3.8)	(1.7)	(2.2)	—	(7.7)

	457.0	3,734.7	1,064.2	(23.4)	5,232.5

Operating (loss) profit	(454.7)	780.3	214.8	—	540.4

Interest income	10.6	3.6	16.6	—	30.8
Interest expense	(90.3)	(2.7)	(10.6)	—	(103.6)
Interest (expense) income from intercompany notes	(38.6)	41.0	(2.4)	—	—
Other income (expense)	2.4	3.5	(1.0)	—	4.9
Equity earnings from consolidated subsidiaries	839.1	137.4	—	(976.5)	—

	723.2	182.8	2.6	(976.5)	(67.9)

Income before income taxes, minority interest, equity earnings in affiliates and discontinued operations	268.5	963.1	217.4	(976.5)	472.5
Income tax (benefit) expense (1)	(161.5)	433.6	(146.3)	—	125.8
Minority interest	—	(2.4)	(102.9)	—	(105.3)
Equity earnings in affiliates	30.8	183.6	8.6	—	223.0

Income from continuing operations	$460.8	$710.7	$269.4	$(976.5)	$464.4
Loss from discontinued operations, net of taxes	—	—	(3.6)	—	(3.6)

Net income	$460.8	$710.7	$265.8	$(976.5)	$460.8

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions)	Predecessor
	Year ended December 31, 2006
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Transaction and processing service fees	$3.2	$3,751.4	$1,284.9	$(1.9)	$5,037.6
Investment income, net	—	37.5	(166.1)	—	(128.6)
Product sales and other	—	476.2	252.4	(28.8)	699.8
Reimbursable debit network fees, postage and other	—	1,419.1	48.5	—	1,467.6

	3.2	5,684.2	1,419.7	(30.7)	7,076.4

Expenses:
Cost of services (exclusive of items shown below)	39.2	1,826.2	631.1	(3.2)	2,493.3
Cost of products sold	—	209.2	99.3	(27.5)	281.0
Selling, general and administrative	213.8	638.4	277.1	—	1,129.3
Reimbursable debit network fees, postage and other	—	1,419.1	48.5	—	1,467.6
Depreciation and amortization	7.9	474.1	137.7	—	619.7
Other operating expenses:
Restructuring, net	3.1	11.4	9.5	—	24.0
Impairments	(0.5)	16.6	—	—	16.1
Litigation and regulatory settlements	(42.4)	15.0	(7.4)	—	(34.8)
Other	—	(0.3)	—	—	(0.3)

	221.1	4,609.7	1,195.8	(30.7)	5,995.9

Operating (loss) profit	(217.9)	1,074.5	223.9	—	1,080.5

Interest income	39.5	7.2	8.8	—	55.5
Interest expense	(237.9)	(2.2)	(7.9)	—	(248.0)
Interest (expense) income from intercompany notes	(18.7)	44.2	(25.5)	—	—
Other (expense) income	(27.7)	5.2	45.1	—	22.6
Equity earnings from consolidated subsidiaries	1,765.1	269.5	—	(2,034.6)	—

	1,520.3	323.9	20.5	(2,034.6)	(169.9)

Income (loss) before income taxes, minority interest, equity earnings in affiliates and discontinued operations	1,302.4	1,398.4	244.4	(2,034.6)	910.6
Income tax (benefit) expense (1)	(175.0)	567.7	(189.0)	—	203.7
Minority interest	—	(5.5)	(136.8)	—	(142.3)
Equity earnings in affiliates	36.0	240.4	6.7	—	283.1

Income from continuing operations	$1,513.4	$1,065.6	$303.3	$(2,034.6)	$847.7
Income from discontinued operations, net of taxes	—	—	665.7	—	665.7

Net income	$1,513.4	$1,065.6	$969.0	$(2,034.6)	$1,513.4

(1)	The Non-Guarantor tax benefits were predominately attributable to tax losses of IPS, a wholly owned subsidiary of the Parent. Under tax sharing agreements, IPS received the tax benefit for tax losses utilized in the Parent’s consolidated tax return. The losses were in large part due to IPS historically investing its investment portfolio in non-taxable municipal bonds at the instruction of Parent. The IPS tax benefit included for the successor period from September 25, 2007 through December 31, 2007 and the predecessor periods from January 1, 2007 through September 24, 2007 and year ended December 31, 2006 was $46.7 million, $171.3 million and $228.6 million, respectively. As of January 1, 2008 with the wind-down of the official check and money order business and the shift from tax exempt investments to a taxable portfolio, IPS is no longer in a taxable loss position.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in millions)	Successor
	December 31, 2008
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$10.5	$38.9	$356.9	—	$406.3
Accounts receivable, net of allowance for doubtful accounts	14.3	1,799.5	823.4	—	2,637.2
Settlement assets (2)	—	4,138.3	3,791.9	—	7,930.2
Other current assets	73.3	259.1	87.4	—	419.8

Total current assets	98.1	6,235.8	5,059.6	—	11,393.5

Property and equipment, net of accumulated depreciation	26.0	731.2	330.6	—	1,087.8
Goodwill	—	11,548.5	3,312.7	—	14,861.2
Customer relationships, net of accumulated amortization	—	4,822.7	1,164.9	—	5,987.6
Other intangibles, net of accumulated amortization	605.9	887.6	422.1	—	1,915.6
Investment in affiliates	—	1,190.0	69.6	—	1,259.6
Long-term settlement assets (2)	—	—	732.7	—	732.7
Other long-term assets	656.3	233.3	48.5	—	938.1
Investment in consolidated subsidiaries	27,946.7	1,691.8	—	$(29,638.5)	—

Total assets	$29,333.0	$27,340.9	$11,140.7	$(29,638.5)	$38,176.1

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$—	$83.3	$103.2	—	$186.5
Short-term and current portion of long-term borrowings	157.4	31.7	308.2	—	497.3
Settlement obligations (2)	—	4,138.3	4,542.3	—	8,680.6
Other current liabilities	371.7	737.8	304.1	—	1,413.6

Total current liabilities	529.1	4,991.1	5,257.8	—	10,778.0

Long-term borrowings	21,934.4	43.8	97.0	—	22,075.2
Long-term deferred tax (assets) liabilities	(626.3)	2,181.0	93.5	—	1,648.2
Intercompany payable (receivable)	2,347.6	(1,760.1)	(587.5)	—	—
Intercompany notes	1,613.5	(1,201.1)	(412.4)	—	—
Other long-term liabilities	1,156.8	96.0	44.0	—	1,296.8

Total liabilities	26,955.1	4,350.7	4,492.4	—	35,798.2

Equity	2,377.9	22,990.2	6,648.3	$(29,638.5)	2,377.9

Total liabilities and stockholder’s equity	$29,333.0	$27,340.9	$11,140.7	$(29,638.5)	$38,176.1

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Successor
	December 31, 2007
(in millions)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$60.6	$60.7	$485.2	—	$606.5
Accounts receivable, net of allowance for doubtful accounts	21.9	1,339.1	1,051.8	—	2,412.8
Settlement assets (2)	—	3,989.9	13,152.7	—	17,142.6
Other current assets	94.3	272.3	113.1	—	479.7

Total current assets	176.8	5,662.0	14,802.8	—	20,641.6

Property and equipment, net of accumulated depreciation	21.7	608.6	309.0	—	939.3
Goodwill	—	11,963.3	4,853.9	—	16,817.2
Customer relationships, net of accumulated amortization	—	5,106.5	1,679.0	—	6,785.5
Other intangibles, net of accumulated amortization	2.6	1,087.7	647.8	—	1,738.1
Investment in affiliates	532.8	2,738.0	255.5	—	3,526.3
Long-term settlement assets (2)	—	—	1,085.8	—	1,085.8
Other long-term assets	654.2	246.4	74.9	—	975.5
Investment in consolidated subsidiaries	30,208.8	2,246.8	—	$(32,455.6)	—

Total assets	$31,596.9	$29,659.3	$23,708.7	$(32,455.6)	$52,509.3

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$2.2	$84.6	$71.7	—	$158.5
Short-term and current portion of long-term borrowings	266.6	21.5	332.2	—	620.3
Settlement obligations (2)	—	3,989.9	14,238.5	—	18,228.4
Other current liabilities	163.4	772.3	463.2	—	1,398.9

Total current liabilities	432.2	4,868.3	15,105.6	—	20,406.1

Long-term borrowings	21,836.6	12.4	104.5	—	21,953.5
Long-term deferred tax (assets) liabilities	(305.6)	2,341.6	345.6	—	2,381.6
Intercompany payable (receivable)	548.6	(88.7)	(459.9)	—	—
Intercompany notes	1,575.7	(1,254.9)	(320.8)	—	—
Other long-term liabilities	680.4	144.1	114.6	—	939.1

Total liabilities	24,767.9	6,022.8	14,889.6	—	45,680.3

Equity	6,829.0	23,636.5	8,819.1	$(32,455.6)	6,829.0

Total liabilities and stockholder’s equity	$31,596.9	$29,659.3	$23,708.7	$(32,455.6)	$52,509.3

(2)	The majority of the guarantor settlement assets relate to the Company’s merchant acquiring business. The Company believes the settlement assets generally are not available to satisfy any claims other than those related to the settlement liabilities.

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Successor
	Year ended December 31, 2008
(in millions)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents at beginning of period	$60.6	$60.7	$485.2	—	$606.5

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income from continuing operations	(3,764.3)	(2,059.8)	(258.8)	$2,318.6	(3,764.3)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	33.6	1,171.6	354.4	—	1,559.6
Charges (gains) related to restructuring, impairments, litigation and regulatory settlements, other and other income (expense)	21.1	2,692.3	553.6	—	3,267.0
Other non-cash and non-operating items, net	2,525.2	(239.7)	(9.6)	(2,318.6)	(42.7)
(Decrease) increase in cash resulting from changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions	(599.3)	226.6	(211.3)	—	(584.0)

Net cash (used in) provided by operating activities	(1,783.7)	1,791.0	428.3	—	435.6

CASH FLOWS FROM INVESTING ACTIVITIES
Current period acquisitions, net of cash acquired	(17.6)	(64.0)	(185.5)	—	(267.1)
Payments related to other businesses previously acquired	(17.2)	(18.1)	(0.3)	—	(35.6)
Proceeds from dispositions, net of expenses paid and cash disposed	5.1	191.7	18.3	—	215.1
Additions to property and equipment, net	(4.4)	(162.5)	(117.0)	—	(283.9)
Payments to secure customer service contracts, including outlays for conversion, and capitalized systems development costs	(1.4)	(111.1)	(51.4)	—	(163.9)
Proceeds from the sale of marketable securities	—	22.8	52.1	—	74.9
Other investing activities	(14.7)	12.5	0.9	—	(1.3)

Net cash used in investing activities	(50.2)	(128.7)	(282.9)	—	(461.8)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	(42.0)	—	0.1	—	(41.9)
Proceeds from issuance of long-term debt	100.4	—	—	—	100.4
Principal payments on long-term debt	(265.7)	(30.9)	(30.2)	—	(326.8)
Proceeds from issuance of common stock	—	—	—	—	—
Capital contributed by Parent	126.8	—	—	—	126.8
Excess tax benefit from share-based payment arrangement	13.1	—	—	—	13.1
Cash dividends	(1.8)	—	—	—	(1.8)
Intercompany	1,853.0	(1,674.7)	(178.3)	—	—

Net cash provided by (used in) financing activities	1,783.8	(1,705.6)	(208.4)	—	(130.2)
Effect of exchange rate changes on cash and cash equivalents	—	21.5	(65.3)	—	(43.8)

Change in cash and cash equivalents	(50.1)	(21.8)	(128.3)	—	(200.2)

Cash and cash equivalents at end of period	$10.5	$38.9	$356.9	$—	$406.3

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Successor
	Period from September 25, 2007 through December 31, 2007
(in millions)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents at beginning of period	—	—	—	—	—

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income from continuing operations	$(301.9)	$91.7	$56.8	$(148.5)	$(301.9)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	5.1	327.1	95.0	—	427.2
Charges (gains) related to restructuring, impairments, litigation and regulatory settlements, other and other income (expense)	72.6	(0.1)	1.3	—	73.8
Other non-cash and non-operating items, net	(93.9)	(85.9)	(4.3)	148.5	(35.6)
(Decrease) increase in cash resulting from changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions	(181.4)	168.5	(341.4)	—	(354.3)

Net cash (used in) provided by operating activities	(499.5)	501.3	(192.6)	—	(190.8)

CASH FLOWS FROM INVESTING ACTIVITIES
Merger with Kohlberg Kravis Roberts & Co, net of cash acquired	(26,016.8)	58.2	202.4	—	(25,756.2)
Current period acquisitions, net of cash acquired	(85.2)	—	(51.4)	—	(136.6)
Payments related to other businesses previously acquired	—	(0.5)	—	—	(0.5)
Additions to property and equipment, net	0.1	(31.0)	(24.3)	—	(55.2)
Payments to secure customer service contracts, including outlays for conversion and capitalized systems development costs	(0.6)	(49.7)	(7.2)	—	(57.5)
Proceeds from the sale of marketable securities	—	—	14.1	—	14.1
Other investing activities	24.2	0.3	84.2	—	108.7

Net cash (used in) provided by investing activities	(26,078.3)	(22.7)	217.8	—	(25,883.2)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	60.0	—	178.5	—	238.5
Proceeds from issuance of long-term debt	21,245.7	—	—	—	21,245.7
Principal payments on long-term debt	(2,019.0)	(5.5)	(8.8)	—	(2,033.3)
Proceeds from issuance of common stock	7,224.4	—	—	—	7,224.4
Intercompany	127.3	(384.0)	256.7	—	—

Net cash provided by (used in) financing activities	26,638.4	(389.5)	426.4	—	26,675.3
Effect of exchange rate changes on cash and cash equivalents	—	(28.4)	33.6	—	5.2

Change in cash and cash equivalents	60.6	60.7	485.2	—	606.5

Cash and cash equivalents at end of period	$60.6	$60.7	$485.2	$—	$606.5

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Predecessor
	Period from January 1 through September 24, 2007
(in millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents at beginning of period	$82.9	$190.6	$880.7	—	$1,154.2

CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations	460.8	710.7	269.4	$(976.5)	464.4
Net loss from discontinued operations	—	—	(3.6)	—	(3.6)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	12.3	401.4	126.5	—	540.2
(Gains) charges related to restructuring, impairments, litigation and regulatory settlements, other and other income (expense)	(6.8)	10.2	17.5	—	20.9
Other non-cash and non-operating items, net	(653.8)	(243.0)	(11.9)	976.5	67.8
(Decrease) increase in cash resulting from changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions	(300.0)	339.0	(368.1)	—	(329.1)

Net cash (used in) provided by operating activities from continuing operations	(487.5)	1,218.3	33.4	—	764.2
Net cash used in operating activities from discontinued operations	—	—	(9.7)	—	(9.7)

Net cash (used in) provided by operating activities	(487.5)	1,218.3	23.7	—	754.5

CASH FLOWS FROM INVESTING ACTIVITIES
Current period acquisitions, net of cash acquired	(358.1)	(12.4)	(319.8)	—	(690.3)
Payments related to other businesses previously acquired	(12.0)	(33.9)	(4.1)	—	(50.0)
Additions to property and equipment, net	(15.9)	(195.4)	(64.2)	—	(275.5)
Payments to secure customer service contracts, including outlays for conversion and capitalized systems development costs	(5.0)	(106.9)	(11.8)	—	(123.7)
Proceeds from the sale of marketable securities	—	11.8	—	—	11.8
Other investing activities	(17.4)	(10.3)	18.2	—	(9.5)

Net cash used in investing activities	(408.4)	(347.1)	(381.7)	—	(1,137.2)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	—	—	26.3	—	26.3
Principal payments on long-term debt	(88.3)	(19.1)	(19.2)	—	(126.6)
Proceeds from issuance of common stock	187.4	—	—	—	187.4
Excess tax benefit from share-based payment arrangement	219.8	—	—	—	219.8
Purchase of treasury shares	(371.8)	—	—	—	(371.8)
Cash dividends	(67.7)	—	—	—	(67.7)
Intercompany	1,346.4	(994.7)	(351.7)	—	—

Net cash provided by (used in) financing activities	1,225.8	(1,013.8)	(344.6)	—	(132.6)
Effect of exchange rate changes on cash and cash equivalents	—	10.2	24.3	—	34.5

Change in cash and cash equivalents	329.9	(132.4)	(678.3)	—	(480.8)

Cash and cash equivalents at end of period	$412.8	$58.2	$202.4	$—	$673.4

FIRST DATA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Predecessor
	Year ended December 31, 2006
(in millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents at beginning of period, including cash of discontinued operations	$18.5	$153.2	$1,009.2	—	$1,180.9

CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations	1,513.4	1,065.6	303.3	$(2,034.6)	847.7
Net income from discontinued operations	—	—	665.7	—	665.7
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization (including amortization netted against equity earnings in affiliates and revenues)	15.2	543.0	142.6	—	700.8
(Gains) charges related to restructuring, impairments, litigation and regulatory settlements, other and other income (expense)	(12.1)	37.5	(43.0)	—	(17.6)
Other non-cash and non-operating items, net	(1,709.7)	(353.5)	(9.9)	2,034.6	(38.5)
(Decrease) increase in cash resulting from changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions	(431.9)	484.6	(256.1)	—	(203.4)

Net cash (used in) provided by operating activities from continuing operations	(625.1)	1,777.2	136.9	—	1,289.0
Net cash provided by operating activities from discontinued operations	—	—	796.0	—	796.0

Net cash (used in) provided by operating activities	(625.1)	1,777.2	932.9	—	2,085.0

CASH FLOWS FROM INVESTING ACTIVITIES
Current period acquisitions, net of cash acquired	(277.1)	(0.7)	(9.7)	—	(287.5)
Payments related to other businesses previously acquired	(0.1)	(44.1)	(6.9)	—	(51.1)
Proceeds from dispositions, net of expenses paid and cash disposed	74.6	124.1	—	—	198.7
Additions to property and equipment, net	(3.2)	(113.5)	(53.7)	—	(170.4)
Payments to secure customer service contracts, including outlays for conversion and capitalized systems development costs	(1.6)	(111.8)	(16.3)	—	(129.7)
Proceeds from the sale of marketable securities	—	34.3	10.7	—	45.0
Dividend received from discontinued operations	2,500.0	—	—	—	2,500.0
Cash retained by Western Union	—	—	(1,327.8)	—	(1,327.8)
Other investing activities	54.3	(42.5)	190.8	—	202.6

Net cash provided by (used in) investing activities from continuing operations	2,346.9	(154.2)	(1,212.9)	—	979.8
Net cash used in investing activities from discontinued operations	—	—	(280.3)	—	(280.3)

Net cash provided by (used in) investing activities	2,346.9	(154.2)	(1,493.2)	—	699.5

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net	290.9	—	(114.9)	—	176.0
Principal payments on long-term debt	(2,372.3)	(19.3)	(21.2)	—	(2,412.8)
Proceeds from issuance of common stock	729.8	—	—	—	729.8
Excess tax benefit from share-based payment arrangement	124.2	—	—	—	124.2
Purchase of treasury shares	(1,252.5)	—	—	—	(1,252.5)
Cash dividends	(183.6)	—	—	—	(183.6)
Intercompany	1,006.1	(1,575.3)	569.2	—	—

Net cash (used in) provided by financing activities from continuing operations	(1,657.4)	(1,594.6)	433.1	—	(2,818.9)
Net cash used in financing activities from discontinued operations	—	—	(26.5)	—	(26.5)

Net cash (used in) provided by financing activities	(1,657.4)	(1,594.6)	406.6	—	(2,845.4)
Effect of exchange rate changes on cash and cash equivalents	—	9.0	25.2	—	34.2

Change in cash and cash equivalents	64.4	37.4	(128.5)	—	(26.7)

Cash and cash equivalents at end of period	$82.9	$190.6	$880.7	$—	$1,154.2

FIRST DATA CORPORATION

SCHEDULE II—Valuation and Qualifying Accounts

(dollars in millions)

Description	Balance at Beginning of Period	Additions			Deductions		Balance at End of Period
		Charged to Costs and Expenses	Charged to Other Accounts
Year-ended December 31, 2008 deducted from receivables	$21.7	$44.3	$0.0		$42.2	(b)	$23.8
For the predecessor period from January 1, 2007 to September 24, 2007 and the successor period from September 25, 2007 to December 31, 2007 deducted from receivables (c)	$29.0	$30.4	$0.4	(a)	$38.1	(b)	$21.7
Year-ended December 31, 2006 deducted from receivables	$34.9	$57.0	$0.9	(a)	$63.8	(b)	$29.0

(a)	Primarily due to acquisitions.
(b)	Amounts related to business divestitures and write-offs against assets.
(c)	Activity in respective periods was not material.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

The Company has evaluated, under the supervision of the Company’s Chief Executive Officer and the Chief Financial Officer, the effectiveness of disclosure controls and procedures as of December 31, 2008. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008, to ensure that information the Company is required to disclose in reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2008.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of First Data Corporation

We have audited First Data Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). First Data Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, First Data Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Data Corporation as of December 31, 2008 and 2007, and the related consolidated statements of operations, cash flows and stockholders’ equity for the period from January 1, 2007 through September 24, 2007 and for the year ended December 31, 2006 (predecessor period), and for the year ended December 31, 2008 and for the period from September 25, 2007 through December 31, 2007 (successor period) and our report dated March 23, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

March 23, 2009

ITEM 9B.	OTHER INFORMATION

On March 23, 2009, the Company’s Compensation and Benefits Committee established target bonus amounts for 2009 for the Named Executive Officers of the Company under the First Data Corporation Senior Executive Incentive Plan as set forth in Exhibit 10.24 to this Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICER AND CORPORATE GOVERNANCE.

The Company’s executive officers and directors are as follows:

Name	Age	Position
Michael D. Capellas	54	Chief Executive Officer and Chairman of the Board
Thomas R. Bell Jr.	48	Executive Vice President and Chief Strategy Officer
Peter W. Boucher	54	Executive Vice President
Robert P. DeRodes	58	Executive Vice President
Edward A. Labry III	46	Executive Vice President
David R. Money	53	Executive Vice President, General Counsel and Secretary
Grace Chen Trent	39	Executive Vice President
Philip M. Wall	50	Executive Vice President and Chief Financial Officer
David G. Yates	46	Executive Vice President
James R. Fisher	53	Director
Scott C. Nuttall	36	Director
Tagar C. Olson	31	Director

Michael D. Capellas has been the Company’s Chief Executive Officer and Chairman of the Board since September 2007. Mr. Capellas is a 30-year veteran of the IT industry and two-time, former Chief Executive Officer of Compaq Computer Corporation and MCI. He began his career with Schlumberger Limited and went on to hold senior management positions at Schlumberger as well as Oracle Corporation and SAP Americas. He joined Compaq in 1998 as their Chief Information Officer and was named Chairman and Chief Executive Officer in July 1999. After the merger with Hewlett Packard (“HP”), Mr. Capellas served as President of HP. In 2002, he accepted the challenge of leading MCI (then WorldCom) through the largest corporate reorganization in history. For three years, he served as MCI’s president and Chief Executive Officer and oversaw the successful rebuilding of the company. From 2006 through the time he joined the Company, Mr. Capellas served as a senior advisor to Silver Lake Partners, an investment firm that focuses on large scale investments in technology and related industries. Mr. Capellas serves on the board of directors of Cisco Systems, Inc. (and its compensation committee) and the national board of the Boys and Girls Clubs of America. He holds a B.B.A. degree from Kent State University.

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

Robert P. DeRodes has been an Executive Vice President since October 2008 and serves as the Company’s Chief Technology Officer. He previously served as the Executive Vice President – Chief Information Officer for Home Depot, Inc. from February 2002 until September 2008. He also served as President and Chief Executive

Officer of Delta Technology, Inc. and Chief Information Officer for Delta Air Lines, Inc., an international airline company, from September 1999 until February 2002. From February 1995 to September 1999, he served as Senior Technology Officer at Citibank, a global financial services company. From February 1993 to February 1995, he was President of Sabre Development Services for the Sabre Group Holdings, Inc., a subsidiary of American Airlines, Inc.

Edward A. Labry III has been a Executive Vice President since February 2006. Mr. Labry served as the Company’s President of Merchant Services from January 2006 to September 2007. From May 2005 to January 2006 he was President of the Company’s Prepaid Services business and from February 2004 to May 2005 he was special assistant to the Company’s Chairman. Mr. Labry joined Concord EFS, Inc., in 1985 and served as President at the time the Company acquired Concord EFS, Inc. He is a board member of Dixon Gallery and Gardens, Hutchison School and Cumberland University.

David R. Money has been Executive Vice President, General Counsel and Secretary since February 2007. Mr. Money was Vice President and General Counsel of Alta Health Strategies from November 1990 to October 1995 when Alta Health Strategies was acquired by First Data. He filled a series of increasingly responsible positions in the Company’s General Counsel’s Office until being promoted to General Counsel-Level A in March 2001 and Deputy General Counsel in March 2004. Mr. Money was named the Company’s acting general counsel in June 2006 and was subsequently named Executive Vice President, General Counsel and Secretary in February 2007. Prior to November 1990 Mr. Money was a partner in the law firm of Jones, Waldo, Holbrook and McDonough in Salt Lake City, Utah.

Grace Chen Trent is the Company’s Executive Vice President for Marketing and Communications. From December 2006 to July 2007, she was a consultant to Silver Lake Partners. Prior to that, from December 2002 until February 2006, she held the position of Senior Vice President of Communications and Chief of Staff to the chief executive officer of MCI Inc. From September 1999 through November 2002, she held senior communications positions at Compaq Computer Corporation and Hewlett-Packard Company. She holds a B.A. from Rice University.

Philip M. Wall has been the Executive Vice President and Chief Financial Officer of the Company since June 2008. Mr. Wall joined First Data in January 2002 as Vice President of Europe card services. In August 2002, Mr. Wall assumed responsibility for all First Data international finance operations and served in that capacity until June 2008. Mr. Wall has prior financial services industry knowledge serving as CFO Europe with Equifax Inc. from January 2000 to December 2002, international experience as a Financial Controller for Schlumberger Inc. serving from May 1990 to December 1999 and public audit training with KMPG from August 1986 to April 1990. Mr. Wall has further international experience as an engineer for Schlumberger Inc. serving from May 1981 to July 1986.

David G. Yates has been an Executive Vice President of the Company since September 2007. From January 2004 until September 2007, he was the president of First Data’s Europe, Middle East and Africa region. Prior to joining the Company, he was the senior vice president of American Management Systems, an international IT systems integration and consulting firm, where he managed the firm’s New York based financial services consulting business, before returning to Europe as Managing Director. Mr. Yates has also held positions at IBM and was a Divisional Managing Director with General Electric in Germany.

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

Code of Ethics for Senior Financial Officers

The Company has adopted a Code of Ethics for Senior Financial Officers which applies to its Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer. The Code is available on the Company’s web site at www.firstdata.com under “About”, “Investor Relations”, “Corporate Governance”.

Audit Committee Financial Expert and Recommendation of Directors.

The Company’s Audit Committee consists of Messrs. Fisher, Nuttall and Olson. The Board of Directors has determined that Mr. Fisher is an audit committee financial expert as defined by regulations of the Securities and Exchange Commission. Mr. Fisher is not independent due to his affiliation with various KKR related entities. The Company does not have procedures by which security holders may recommend nominees to its board of directors.

PART III

ITEM 11.	EXECUTIVE COMPENSATION

FIRST DATA CORPORATION

COMPENSATION DISCUSSION AND ANALYSIS

FISCAL YEAR 2008

INTRODUCTION

Fiscal Year 2008 represented First Data’s first full year as a privately held company. Despite the challenging economic climate, especially in the second half of the year, First Data achieved solid financial results for the year, while making significant strategic strides in the areas of resource alignment and technology consolidation and improvement. As a private company in 2008, First Data remains committed to a compensation philosophy, strategy, and process that incents and rewards long-term company performance. Details of the compensation philosophy and programs are addressed within the appropriate sections of the following discussion.

During the year, there were no changes to the compensation committee. Effective July 1, 2008, Philip Wall was appointed Chief Financial Officer and after a brief transition period, Kim Patmore, the former Chief Financial Officer left First Data.

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

The Committee is comprised of Scott Nuttall, Tagar Olson and James Fisher, each of whom is affiliated with Kohlberg Kravis Roberts & Co. L.P. and, therefore, are not deemed independent directors. There were no changes to the composition of the Committee in 2008.

ROLE OF MANAGEMENT

First Data’s management provides information, data, analysis, updates and recommendations to the Committee. Specifically, management provides recommendations on pay levels for executive officers other than the CEO as well as the design of all compensation and benefit plans. Finally, management is responsible for the administration of First Data’s executive compensation programs and policies.

EXECUTIVE COMPENSATION PHILOSOPHY

First Data’s executive compensation philosophy and corresponding pay practices are designed to create a strong incentive for First Data executives to achieve the Company’s financial and strategic objectives, resulting in increased value for shareholders.

Alignment of the executives’ interests with the interest of shareholders is created via a primary emphasis on equity compensation, followed by a secondary emphasis on annual incentive compensation. Non-performance based elements of compensation, such as executive benefits and perquisites, which do not create any additional performance incentive or shareholder alignment, are not emphasized within the Company’s executive compensation philosophy or practices.

First Data aligns itself aggressively in the marketplace on a total compensation basis to be able to attract and retain senior leaders. In order to achieve the desired market positioning in a manner consistent with the Company’s compensation philosophy, First Data aims to provide executive officers with base pay opportunities at median levels and short-term cash incentive opportunities at approximately the 75th percentile.

As a result of becoming privately owned, the Company’s equity program is difficult to compare to the Company’s competitor group. However, the Company believes that it is a very competitive and performance-based program providing executive officers with maximum incentive to build shareholder value. The equity program is discussed in detail in the Equity portion of the Elements of Compensation section.

EXECUTIVE COMPENSATION PROGRAM OBJECTIVES

First Data’s executive compensation objectives listed below have not changed from 2007 to 2008:

•	aligning compensation with increased shareholder value;

•	facilitating equity ownership;

•	paying for performance;

•	driving behaviors consistent with First Data’s core values; and

•	paying at a competitive market position.

Aligning Compensation to Increased Shareholder Value

As a company with concentrated non-public ownership, the Committee places a great emphasis on the alignment of compensation with increased shareholder value. This is primarily done through the equity and annual cash incentive plans described below.

Facilitating Equity Ownership

The 2007 Stock Incentive Plan for Key Employees of First Data Corporation (the “2007 Equity Plan”) facilitates significant equity ownership by executive officers. The 2007 Equity Plan allows for executive officers to purchase shares of stock and receive matching grants of stock options in First Data Holdings Inc. The Committee believes that by requiring a personal investment in the Company, the 2007 Equity Plan is a powerful mechanism to both facilitate equity ownership and align executive and shareholder interests.

Paying for Performance

At First Data, “paying for performance” means that a significant portion of executive compensation is “at risk.” As detailed below, annual cash incentives are contingent on individual and company performance while long-term equity incentives are contingent on the creation of shareholder value. Together, these elements of compensation reinforce the relationship between pay and performance.

Driving Behaviors Consistent with First Data’s Core Values

First Data is entrusted with highly sensitive and confidential customer information and therefore requires the highest level of integrity from its employees. During 2008, First Data adopted a new set of guiding principles applicable to all employees and especially to executive officers. The new principles include the following: Build Trust and Credibility, Create a Culture of Honest and Open Communications, Set the Tone at the Top and Promote Substance over Form. Upholding the Company’s core values is taken into consideration during the evaluation of executive officer performance.

Paying at a Competitive Market Position

First Data and the Committee review the Company’s executive compensation practices and targets on an annual basis against a peer group of companies reflective of direct business competitors and companies with which First Data competes for talent. Other considerations used in forming the peer group include selecting companies of similar revenue size, market capitalization, employee size, and industry.

In 2008, Frederic W. Cook & Company, Inc. was hired as an independent consultant to assist in selecting an appropriate peer group based on the above criteria, providing compensation data for this peer group and producing analysis of First Data’s competitive positioning. The Committee analyzes this information to ensure First Data’s compensation programs enable the Company to attract and retain top executive talent.

The 2008 peer group was comprised of the following 20 companies

• Adobe Systems	• ADP	• Affiliated Computer Services
• CA	• Computer Sciences Corp.	• eBay
• Electronic Arts	• EMC	• Fidelity National Info Services
• Fiserv	• Global Payments, Inc.	• Intuit
• Mastercard	• NetApp	• Sun Microsystems
• Symantec	• Total System Services	• Visa
• Western Union	• Yahoo!

Competitive benchmarks for each of First Data’s executive officers are created by utilizing available information disclosed in proxy statements of these companies in combination with generally available market compensation survey information.

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

Based on the results of the previously described market compensation analysis and the uncertain economic climate for 2009, the Committee concluded that both base salary and annual cash incentive targets for First Data’s executive officers should remain unchanged between 2008 and 2009. Current base salary levels for named executive officers are as follows:

Base Salary as of 12/31/08
Michael Capellas	$1,200,000
Philip Wall (1)	$632,000
Kimberly Patmore (2)	n/a
Edward A. Labry III	$750,000
Grace Chen Trent	$400,000
David Yates (3)	$699,595

(1)	During 2008, Mr. Wall was promoted to the post of Chief Financial Officer and relocated from the United Kingdom to the United States. His base salary was increased from 290,000 pounds sterling ($566,776 based on a 6/10/08 (the date of his appointment) exchange rate of 1.9544 U.S. dollars per pound) to $632,000 effective July 1, 2008.
(2)	Ms. Patmore’s last day employed by First Data was August 15, 2008.
(3)	Mr. Yates is based in Germany and paid in euros. His base salary as of 12/31/08 was 498,678 euro. The above figure is based on a 12/31/08 exchange rate of 1.4029 U.S. dollars per euro.

Annual Cash Incentives

Plan Design and Mechanics

Executive officers are eligible to receive a performance-based annual cash incentive under the First Data Senior Executive Incentive Plan (“SEIP”). SEIP payouts to executive officers are based on target annual cash incentive levels established by the Committee, company financial performance and individual performance in areas such as attainment of company or business unit strategic objectives, teamwork and company leadership efforts.

At the beginning of the year, the Committee approved target bonus levels for all executive officers and established a financial target for the SEIP for 2008 as measured by “adjusted EBITDA”. The Committee also established a potential funding pool for the SEIP equal to the sum of all participants’ annual incentive targets. A payout formula was also established, whereby the funding pool would increase by 6% for each 1% that actual adjusted EBITDA exceeded the established target and would decrease by 6% for each 1% that actual adjusted EBITDA fell short of the established target. If 95% of the adjusted EBITDA target was not met, the SEIP funding pool would be reduced to zero.

Per the terms of the SEIP, the funding pool can be discretionarily decreased by the Committee, but not increased. The Committee also retained full discretion to reduce the amounts payable to any individual under the plan or make other awards outside of the plan when and if circumstances warranted such a payment. However, no such reductions or additional payments were made in 2008 to any named executive officers.

In accordance with Internal Revenue Code Section 409A, annual bonuses earned for a fiscal year are paid prior to March 15th of the following year. This allows sufficient time to review company financial performance and conduct individual performance reviews prior to determining award levels.

Determination of 2008 Awards

Target bonus levels for executive officers are established by the Committee based on the consideration of multiple factors including: First Data’s 75th percentile target level for annual cash incentive compensation, each executive’s base salary level, scope and responsibilities of each executive’s position and compensation opportunity as compared to other First Data executives.

The 2008 bonuses paid in February of 2009 to named executive officers under the SEIP were determined exclusively based on the funding formula described above. Actual adjusted EBITDA attainment for 2008 was 95% of the 2008 target of $2,741 million, which resulted in a funding pool of 70% of the target amount.

Due to First Data’s ability to meet the SEIP funding threshold in 2008 in the face of very challenging economic conditions, the Committee awarded each executive officer 70% of their individual incentive target for the year. The Committee also felt that during the first year as a private company, a consistent funding percentage for all executive officers was important to promote executive teamwork and effectiveness. 2008 SEIP target incentive and actual award amounts are shown in the following table.

	2008 SEIP Target	SEIP Funding Percent	Individual Performance Adjustment	2008 SEIP Payout
Michael Capellas	$1,800,000	70%	n/a	$1,260,000
Philip Wall	$632,000	70%	n/a	$442,400
Kimberly Patmore (1)	$600,000	70%	n/a	n/a
Edward A. Labry III	$937,500	70%	n/a	$656,250
Grace Chen Trent	$400,000	70%	n/a	$280,000
David Yates (2)	$874,495	70%	n/a	$612,147

(1)	Ms. Patmore received a prorated 2008 bonus payment in conjunction with her severance benefits as prescribed by the Severance/Change-in-Control policy, rather than via the SEIP.
(2)	Mr. Yates’ bonus was paid in euros. He has a target of 623,348 euro and received a SEIP payout of 436,344 euro. The above amounts reflect a 12/31/08 exchange rate of 1.4029 U.S. dollars per euro.

Determination of 2009 Targets and Funding

Based on the results of the previously described competitive market compensation analysis and the uncertain economic climate for 2009, the Committee concluded that the annual cash incentive targets for First Data’s executive officers should remain unchanged between 2008 and 2009. Incentive targets for each named executive officer for 2009 are the same as shown in the above table for 2008.

At the beginning of 2009, the Committee approved the above target incentive levels for named executive officers for the SEIP for 2009. The Committee further established that 2009 funding would be determined at its discretion at the end of the year after considering accomplishments during 2009, which may include: (1) financial performance, as measured by 2009 EBITDA; (2) operational performance, as measured by the attainment of business service level and operational objectives; and (3) attainment of the Company’s and each executives individual performance objectives. Under the terms of the SEIP for 2009, the Committee reserves the right to adjust overall funding and individual officer payouts based on its view of overall company performance and each executive’s attainment of individual performance objectives for the year.

Equity

The objective of First Data’s equity compensation program is to align long-term compensation opportunities with the interests of First Data’s shareholders. Specifically, the purpose of the 2007 Equity Plan is to promote First Data’s long-term financial interests and growth by:

•	attracting and retaining executives with the experience and abilities required to make a substantial contribution to the success of the Company;

•	rewarding executives for long-term commitment and the creation of value over the long-term;

•	motivating executives by means of growth-related incentives tied to achievement of long range goals; and

•	aligning the interests of the Company’s executives with those of the Company’s majority shareholders.

The 2007 Equity Plan allows executives to invest in the Company by purchasing shares of restricted common stock. For each share of stock purchased, a proportional amount of stock options are granted. In January 2008, the Committee approved share purchases and option grants for all named executive officers, with the exception of Ms. Patmore. Mr. Yates also received a grant of restricted stock in recognition of his late 2007 promotion to President of First Data International and Mr. Wall received an additional option grant in June 2008, following his promotion to Chief Financial Officer.

Half of all the options granted to each officer have time-based vesting, whereby 20% of the options vest on each of the first five anniversaries of September 24, 2007. The other half of the options granted are subject to EBITDA-based performance vesting. Performance-vested options are eligible to vest and become exercisable in equal increments of 20% at the end of fiscal years 2008, 2009, 2010, 2011 and 2012, but will vest on those dates only if First Data attains specified annual EBITDA performance targets, as determined in good faith by the Committee. These targets were not met for 2008 and no performance-vested options became vested during 2008.

All performance-vested options granted also are eligible to vest and become exercisable on a “catch up” basis if at the end of fiscal years 2009, 2010, 2011 or 2012, the cumulative total EBITDA earned in all prior completed fiscal years exceeds the cumulative total of all EBITDA targets applicable to these years. EBITDA performance targets for each year can be found on page 55 of First Data Corporation’s proxy statement on Schedule 14A filed with the SEC on June 26, 2007.

Vesting of Mr. Capellas’ options is on the same terms as described above, with the exception that his time-based and performance-based options are subject to four-year vesting periods rather than five-year vesting periods. Mr. Capellas also received a grant of premium-priced options which have four-time time vesting.

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

All options granted are also subject to call rights by the Company for a period of five years following September 24, 2007 if an option holder terminates employment with First Data for any reason. If an option holder’s employment is terminated due to Death, Disability, Good Reason or Not for Cause (as defined in the 2007 Equity Plan), call rights may be exercised on vested options at the fair market value share price. In this event, shares obtained through previous option exercises may be called at the fair market value share price. In the event of Death or Disability, the option holder has a put right to exchange vested options for the difference of the fair market value and the option exercise price.

If the option holder’s employment is terminated voluntarily or for Cause (as defined in the 2007 Equity Plan), call rights may be exercised on vested options at the lesser of the fair market value share price or the option exercise price. In this event, shares obtained through previous option exercises may be called at the lesser of the fair market value share price or the option exercise price. These provisions enhance the retention of executives who participate in the 2007 Equity Plan and incent these executives to create long-term and sustainable value.

Shares of purchased stock held by executives may not be sold prior to the later of September 24, 2012 or until an initial public offering has been completed. However, if a public offering occurs before September 24, 2012, a pro-rata portion of shares equal to the percentage of equity offered to the public will become unrestricted. If a shareholder’s employment is terminated voluntarily or due to Death, Disability, Good Reason or Not for Cause (as defined in the 2007 Equity Plan), call rights may be exercised on purchased shares at the fair market value share price. In the event of Death or Disability, the shareholder has a put right to sell shares back to the Company at the fair market value share price.

If the shareholder’s employment is terminated for Cause (as defined in the 2007 Equity Plan), call rights may be exercised on purchased shares at the lesser of the fair market value share price or the original purchase price.

The Committee believes that allowing executive officers to make a personal investment in company stock with a long holding period, in addition to making a significant one-time grant of stock options with a relatively long five-year vesting period and performance-based vesting on half the options is an extremely effective design for promoting a long-term growth orientation within First Data’s executive team and generating alignment between the executive team and shareholders.

Going forward, the Committee does not anticipate granting equity such as stock options or restricted stock on an annual or other regular basis to executive officers under the 2007 Equity Plan.

Grant Process

Equity grants made during 2008 under the 2007 Equity Plan were made at the then-current fair market value on the date of grant. Fair market value was determined by the full Board at the time of grant. Equity grants were made on the date the grants were approved by the Committee.

Perquisites

As perquisites are not performance-based, First Data does not emphasize them in the Company’s executive compensation program. The Company believes that the competitiveness of its compensation programs comes from the target levels and upside potential in the Company’s cash incentive and equity programs.

Executive perquisites may include, on a rare occasion and upon approval by the CEO, the personal use of the corporate aircraft, personal use of tickets to professional sporting events, automobile leases or apartment leases. Pursuant to local customs for senior executives, Mr. Yates was provided with an automobile lease during 2008 and Mr. Wall was provided with one during the portion of 2008 when he resided in the United Kingdom.

Reimbursement for relocation and moving expenses and personal financial planning up to a specified annual dollar limit ($20,000 for the first year and $10,000 for each subsequent year) are offered to First Data’s executive officers. First Data’s relocation program is required to attract and retain top talent in a competitive environment. The program ensures a new or transferred executive can transition into their new work location as quickly and efficiently as possible. Competitive analysis indicates that the financial planning benefit is comparable to what is offered by a majority of companies with whom the Company competes for talent.

The Committee reviews the appropriateness of perquisites provided to executive officers on an annual basis.

Retirement Plans

In 2008, all employees in the U.S., including executive officers, were eligible to participate in the First Data Corporation Incentive Savings Plan (“ISP”). The ISP is a qualified 401(k) plan designed to comply with IRS Safe Harbor rules. First Data maintains the ISP to allow employees to save for their retirement on a pre-tax basis and provides company contributions to help employees build retirement savings.

The Company matches 100% of employee deferrals up to 3% of eligible pay and 50% of employee deferrals on the next 1% of eligible pay. Eligible pay includes base and incentive compensation and is capped by IRS limitations applicable to qualified plans. Company contributions become 100% vested after 2 years of service and there is no service requirement to begin receiving company matching contributions.

During a portion of 2008 while employed in the United Kingdom, Mr. Wall and Mr. Yates both participated in the Defined Contribution Section of the First Data Resources Limited Pension Scheme. This plan is similar to qualified plans in the United States, in that management and executive participants receive no special benefits. Under this plan, the Company matches 150% of employee deferrals up to 5% of eligible pay. Eligible pay includes base and incentive compensation and is capped by applicable statutory limitations. All Company contributions are fully vested after two years of service.

Following his relocation to Germany, Mr. Yates also became eligible to receive benefits under the First Data Global Supplemental Retirement Plan. This plan is a defined contribution plan established for internationally mobile employees and executives. Under this plan, the Company contributes 9% of Mr. Yates’ eligible compensation to an account which earns 5% interest annually. Eligible pay includes base and incentive compensation and is uncapped. Participants become fully vested after four years of service.

First Data does not currently offer defined benefit plans to new employees. However, Ms. Patmore is eligible to receive benefits under the First Data Corporation Retirement Plan and Mr. Wall and Mr. Yates are eligible to receive benefits under the Defined Benefit Section of the First Data Resources Limited Pension Scheme. These plans are fully described in the narrative following the Pension Benefits table.

SEVERANCE AND CHANGE-IN-CONTROL AGREEMENTS

In general, First Data does not enter into employment agreements with employees, including the Company’s executive officers, except in the case of Mr. Capellas and Mr. Labry. All current executive officers serve at the will of the Board.

Mr. Capellas’ Letter Agreement outlines his rights to severance benefits which are the same as those for all other executive officers—a payment of two times the sum of his base salary and his target annual bonus—with a key difference being that for Mr. Capellas, this amount will be reduced on a dollar-for-dollar basis by the amount of gain realized by him on his equity investment in the Company. These severance benefits would be paid upon termination of Mr. Capellas’ employment by the Company without cause or by Mr. Capellas’ departure as a result of good reason.

The Company believes that reasonable and appropriate severance and change in control benefits are necessary in order to be competitive in the Company’s executive attraction and retention efforts. The Company’s severance benefits are equivalent to those typically found in other companies and reflect the fact that it may be difficult for such executives to find comparable employment within a short period of time. Information regarding applicable payments under such agreements for the named executive officers is provided in the Severance Benefit table.

In September 2007, First Data restated the First Data Corporation Severance/Change in Control Policy (the “Policy”). The Policy provides for the payment of benefits to executive officers upon severance from First Data and/or upon a change of control. In 2008, the plan was amended to comply with IRS Code Section 409A.

The Policy is intended to promote uniform treatment of senior executives who are involuntarily terminated other than for cause or who voluntarily leave the Company for good reason, as defined under the 2007 Equity Plan. Under the Policy, no benefits are provided based solely on a Change-in-Control. The Policy provides for payment of the following severance benefits:

(i)	A cash payment equal to the executive officer’s base pay plus target bonus multiplied by 2.

(ii)	A cash payment equal to the executive officer’s prorated bonus target for the year of termination.

(iii)	A cash payment equal to the financial planning benefits to which the executive officer would have been entitled to during the two years following termination.

(iv)	Continuation of medical, dental and vision benefits coverage for a period of 2 years, with a portion of the costs of the benefits paid by the executive officer.

(v)	A “Gross Up Payment” is made if it is determined that any Section 280G parachute payments provided by the Company to or, on behalf of, an eligible executive would be subject to the excise tax imposed by Code Section 4999. The Gross-Up Payment is an amount so that after payment of all taxes, the eligible executive retains an amount equal to the Excise Tax imposed by Code Section 4999. Executives are eligible for this benefit regardless of whether their employment is terminated following a change-in-control.

As a condition to receiving severance benefits under the Policy, all employees are required to release First Data and its employees from all claims they may have against them and agree to a number of restrictive covenants which are structured to protect First Data from potential loss of customers or employees and to prohibit the release of confidential company information.

During 2008, Ms. Patmore became entitled to severance benefits under this policy. The amount and nature of these benefits are described in the compensation tables and footnotes.

OTHER BENEFIT PLANS

All executive officers are also eligible to participate in the employee benefit plans and programs generally available to First Data’s employees, including participation in First Data’s matching gift program and coverage under First Data’s medical, dental, life and disability insurance plans.

TAX AND ACCOUNTING CONSIDERATIONS

During 2008, 162(m) limitations on tax deductibility of compensation did not apply to First Data as the Company’s common stock is not registered or publicly traded. The Committee has not considered 162(m) deductibility limitations in the planning of 2009 compensation since they do not apply.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
James R. Fisher	40,000	0	0	0	0	0	40,000
Scott C. Nuttall	40,000	0	0	0	0	0	40,000
Tagar C. Olson	40,000	0	0	0	0	0	40,000

All Directors earn an annual cash retainer of $40,000 per year. Effective July 1, 2008, Directors were eligible to defer up to 100% of their retainer in the First Data Holdings Inc. 2008 Non-Employee Director Deferred Compensation Plan. All Directors elected to defer 100% of their retainer earned after July 1, 2008. Deferrals in the Non-Employee Director Deferred Compensation Plan track the value of shares of First Data Holdings, Inc. and are payable to participants only upon Separation of Service or Death.

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

REPORT OF THE COMPENSATION COMMITTEE

The Compensation and Benefits Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation and Benefits Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

COMPENSATION AND BENEFITS COMMITTEE

Scott C. Nuttall (Chairperson)

James R. Fisher

Tagar C. Olson

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (4)	All Other Compensation ($) (5)	Total ($)
Michael D. Capellas,	2008	$1,200,000	$0	$0	$4,987,462	$1,260,000	$0	$147,071	$7,594,533
Chairman & Chief Executive Officer	2007	573,077	867,945	0	0	0	0	83,869	1,524,891

Philip M. Wall,	2008	504,033	55,608	0	152,154	442,400	23,445	71,384	1,249,024
Executive Vice President & Chief Financial Officer (6)	2007	502,659	48,345	152,699	553,888	218,218	0	35,217	1,511,026
	2006	387,964	0	21,437	104,346	91,399	0	36,304	641,450

Kimberly S. Patmore,	2008	375,000	0	0	0	0	1,589	3,082,272	3,458,861
Former Executive Vice President & Chief Financial Officer (7)	2007	577,083	0	2,658,286	4,583,335	600,000	50,429	129,841	8,598,974
	2006	545,833	550,000	808,900	638,225	600,000	71,158	116,173	3,330,289

Edward A. Labry III, Executive Vice President	2008	750,000	0	0	2,187,000	656,250	0	138,000	3,731,250
	2007	750,000	0	1,165,308	5,530,868	937,500	7,997	34,782	8,426,455
	2006	750,000	0	0	689,883	655,000	11,733	7,971	2,114,587

Grace Chen Trent,	2008	400,000	0	0	481,140	280,000	0	611,442	1,772,582
Executive Vice President	2007	107,692	217,000	0	0	0	0	133,685	458,377

David G. Yates, Executive Vice President (8)	2008	648,620	0	309,060	328,026	612,146	37,544	513,600	2,448,996
	2007	634,498	0	173,477	676,427	387,381	18,458	81,078	1,971,319
	2006	553,655	0	23,695	135,182	539,915	25,445	51,454	1,329,346

(1)	Mr. Wall received a retention bonus in March 2008, prior to his promotion to CFO.
(2)	Amounts include all compensation expense recognized in First Data’s financial statements during 2008 in accordance with SFAS 123R with respect to all restricted shares awarded under the 2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates. Mr. Yates is the only executive officer granted restricted shares under this plan. For further information on stock awards granted in 2008, see the Grant of Plan-Based Awards Table.
(3)

Amounts include all compensation expense recognized in the Company’s financial statements during 2008 in accordance with SFAS 123R with respect to all stock options awarded under the 2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates. See Note 15 to the Consolidated Financial Statements included in Item 8 of this Form 10-K for the year ended December 31,

2008 for a discussion of the relevant assumptions used in calculating grant date fair value under the SFAS 123R. For further information on options granted in 2008, see the Grant of Plan-Based Awards Table.

(4)	Amounts shown reflect the increase in actuarial values of the qualified First Data Corporation Retirement Plan for Ms. Patmore and the Defined Benefit Section of the First Data Resources Limited Pension Scheme in the United Kingdom for Mr. Wall and Mr. Yates. During 2008, no executive officer participated in a Nonqualified Deferred Compensation plan.
(5)	Full explanation of these amounts is provided in the Perquisite and Personal Benefits Table and accompanying footnotes.
(6)	Mr. Wall was located in the United Kingdom and paid in pounds sterling through August of 2008. Any compensation earned or paid in pounds has been converted to U.S. dollars using the following rates for each year in which such compensation is reported: 2006 = 1.9538; 2007 = 1.9838; 2008 = 1.4580.
(7)	Ms. Patmore’s last day of employment with First Data Corporation was August 15, 2008.
(8)	Mr. Yates was located in the United Kingdom and paid in pounds sterling through March of 2008. For the rest of 2008, he was located in Germany and paid in euros. Any compensation earned or paid in pounds has been converted to U.S. dollars using the following rates for each year in which such compensation is reported: 2006 = 1.9538; 2007 = 1.9838; 2008 = 1.4580. Any compensation earned or paid in euros during 2008 was converted to U.S. dollars using a rate of 1.4029.

PERQUISITE AND PERSONAL BENEFITS

Name	Year	Financial Planning ($) (1)	Employee Stock Purchase Plan ($)	Defined Contribution Plans ($) (2)	Nonqualified Deferred Compensation Earnings ($)	Life Insurance ($) (3)	Tax Gross Up Payments ($) (4)	Severance Payments ($) (5)	280G Parachute Payments ($)	Relocation Benefits ($)		Other Compensation ($) (6)		Total ($)
Michael D. Capellas	2008	$20,000	$0	$6,900	$0	$2,622	$34,197	$0	$0	$11,369		$71,983	(8)	$147,071
	2007	20,000	0	0	0	546	30,290	0	0	28,137		4,896		83,869

Philip M. Wall	2008	20,000	0	6,350	0	335	19,132	0	0	13,903		11,664	(9)	71,384
	2007	0	2,572	8,840	0	0	0	0	0	0		23,806		35,218
	2006	0	4,441	8,418	0	0	0	0	0	0		23,446		36,305

Kimberly S. Patmore	2008	0	0	8,050	0	949	0	2,823,273	0	0		250,000	(10)	3,082,272
	2007	10,000	1,299	21,150	77,746	1,380	9,381	0	0	0		8,885		129,841
	2006	6,327	2,709	20,680	69,882	1,311	5,086	0	0	0		10,178		116,173

Edward A. Labry III	2008	10,000	0	8,050	0	1,260	17,850	0	0	0		$100,840	(8)	138,000
	2007	20,000	0	6,750	0	840	7,192	0	0	0		0		34,782
	2006	0	0	6,600	0	840	0	0	0	0		531		7,971

Grace Chen Trent	2008	10,000	0	8,050	0	378	200,023	0	0	392,991	(7)	0		611,442
	2007	20,000	0	0	0	63	32,115	0	0	77,867		3,640		133,685

David G. Yates	2008	10,000	0	60,186	0	1,153	40,535	0	0	363,151		38,575	(11)	513,600
	2007	20,000	2,572	15,470	0	0	12,914	0	0	0		30,122		81,078
	2006	0	4,817	14,750	0	0	0	0	0	0		31,886		51,453

(1)	Executive officers are eligible to receive an annual cash benefit for personal financial planning and/or tax advisory services. These benefits are grossed-up for taxes and the gross-up payment is reported in the Tax Gross Up Payments column.
(2)	Includes company contributions in the following plans: First Data Corporation Incentive Savings Plan (ISP), a qualified 401(k) plan (all officers except Mr. Yates); Defined Contribution Section of the First Data Resources Limited Pension Scheme in the United Kingdom (Mr. Wall and Mr. Yates); First Data Global Supplemental Retirement Plan (Mr. Yates). All plans are described in the Compensation Discussion and Analysis.
(3)	Includes the value of imputed income on life insurance premiums paid by the Company.
(4)	For 2008, amounts include all tax gross up payments related to financial planning, personal corporate aircraft usage and relocation. These amounts are respectively as follows: Mr. Capellas $9,020/$24,448/$729; Mr. Wall $9,020/$0/$5,652; Mr. Labry $3,596/$14,254/$0; Ms. Trent $4,510/$349/$195,164; Mr. Yates $11,175/$0/$22,633. Additionally, Mr. Wall and Mr. Yates received tax gross up payments of $4,460 and $6,727 respectively during 2008 resulting from the vesting of restricted stock awards in 2007.
(5)	Includes severance benefits pursuant to the First Data Severance/Change in Control Policy for Ms. Patmore comprised of $2,400,000 representing two years base and target bonus, $375,000 representing a prorated portion of 2008 target bonus, $19,253 for health and welfare benefits and $29,020 for financial planning and related tax gross-up.
(6)	Personal use of corporate aircraft is one of the items included in Other Compensation. The amounts shown for corporate aircraft usage are the incremental cost associated with the personal use of the aircraft by each of the named executive officers. The calculation of incremental cost for personal use of the corporate aircraft includes the average hourly variable costs of operating the aircraft for the year attributed to the named executive officer’s personal flight activity.
(7)	In addition to the relocation benefits reported above, the Company provided a home equity advance through its relocation service provider in the amount of $658,945 on behalf of Ms. Trent during 2008. The Company will be reimbursed by the relocation service provider from the proceeds of the future sale of Ms. Trent’s Colorado home. This arrangement is pursuant to the Company’s relocation policy applicable to all executive officers.
(8)	Other compensation for Mr. Capellas and Mr. Labry represents personal use of company aircraft.
(9)	Mr. Wall’s other compensation represents a monthly car allowance received while working in the United Kingdom.
(10)	Ms. Patmore’s 2008 other compensation was due to consulting services provided by Ms. Patmore to the Company following her employment. This consulting arrangement ended on December 31, 2008.
(11)	Mr. Yates’ other compensation represents a monthly car allowance.

GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plans (1)	Estimated Future Payouts Under Equity Incentive Plans (1)	All Other Stock Awards: Number of Shares of Stock or Units (#) (2)	All Other Option Awards: Number of Securities Underlying Options (#) (3)	Exercise or Base Price of Option Awards ($)	Grant Date Fair Value of Stock and Option Awards ($) (4)
Michael D. Capellas	1/24/2008				6,000,000	5.00	$17,496,000
	1/24/2008				6,000,000	5.00	17,496,000
	1/24/2008				1,714,285	8.75	3,872,570

Philip M. Wall	1/24/2008				225,000	5.00	656,100
	1/24/2008				225,000	5.00	656,100
	6/10/2008				50,000	5.00	160,800
	6/10/2008				50,000	5.00	160,800

Kimberly S. Patmore	n/a

Edward A. Labry III	1/24/2008				3,750,000	5.00	10,935,000
	1/24/2008				3,750,000	5.00	10,935,000

Grace Chen Trent	1/24/2008				825,000	5.00	2,405,700
	1/24/2008				825,000	5.00	2,405,700

David G. Yates	1/24/2008				562,458	5.00	1,640,128
	1/24/2008				562,458	5.00	1,640,128
	1/24/2008			309,060			1,545,300

(1)	No executive officers were eligible for any Non-Equity or Equity Incentive Plans during 2008.
(2)	Grants reflected in this column are grants of Restricted Stock made under the 2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates. All restricted shares granted to Mr. Yates vest on September 24, 2012.
(3)	Grants reflected in this column are grants of Stock Options made under the 2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates. Options were granted on a proportional basis to the number of shares purchased by each executive officer. With the exception of Mr. Capellas, half of all options granted are subject to time-based vesting over five years and the other half are subject to performance-based vesting over five years. Vesting of time-vested options occurs in equal increments on September 24 of each year beginning in 2008. Performance-based options vest on a calendar year basis in equal increments (20% per year over the five year vesting term) following each year in which Board-established EBITDA targets are met. If the EBITDA target is not met in a given year, the options which did not vest may become vested following any subsequent year in which the cumulative EBITDA target for the years 2008 through that year has been attained. Mr. Capellas’ time and performance options vest in equal increments over four year periods. He also received a grant of premium priced time-vested options which vest over four years. Mr. Wall’s time-vested options granted on June 10, 2008 vest equally on each of the first five anniversaries of the grant date. For clarity, time and performance option grants have been listed separately in both this table and the Outstanding Equity Awards table.
(4)	Grant Date Fair Value for restricted stock and options is based on their SFAS 123R valuation at the time of grant. SFAS 123R valuations were based on a price of $5 per share.

Letter Agreement with Mr. Capellas

On September 24, 2007, the Company assumed a letter agreement, dated as of June 27, 2007, between Michael Capellas and New Omaha Holdings, L.P. (the “Letter Agreement”). During 2008, New Omaha Holdings, L.P. was renamed as First Data Holdings, Inc. Pursuant to the Letter Agreement, Mr. Capellas became

Chairman and Chief Executive Officer of the Company upon the completion of the merger. Under the terms of the Letter Agreement, Mr. Capellas has an annual base salary of $1,200,000 and is eligible to earn a performance-based annual bonus with a target amount of 150% of his base salary. Similar to the arrangements with other executives of the Company, upon termination of Mr. Capellas’ employment by the Company without “cause” or by Mr. Capellas as a result of “good reason”, Mr. Capellas will be entitled to a payment of two times the sum of his base salary and his target annual bonus. For Mr. Capellas, this amount will be reduced on a dollar for dollar basis by the amount of gain realized by him on his equity investment in First Data Holdings Inc. (“Holdings”).

Employment Agreement with Mr. Labry

In connection with the Company’s merger with Concord EFS, Inc., on April 1, 2003 an employment agreement was entered into with Edward A. Labry III, President of First Data Merchant Services. The agreement provided that the Company would employ Mr. Labry for a base salary of $750,000 per year and that he may be eligible for additional compensation under certain Company plans or arrangements. Under the agreement, Mr. Labry agreed not to compete with the Company, or solicit any employees or customers of the Company, during his employment with the Company and twelve months thereafter. The initial employment period was February 26, 2004 through February 26, 2006. However, the agreement automatically extends for additional thirty (30) day periods unless either party gives notice to the other party fifteen (15) days before the end of an employment period. As of the date hereof, neither party has provided notice to terminate the agreement.

Non-Equity Incentive Plan Compensation

Amounts listed under the “Non-Equity Incentive Plan Compensation” column, were determined by the Compensation and Benefits Committee and were paid prior to March 15, 2009.

Equity Awards

All stock options granted in 2008 were granted under the 2007 Incentive Plan for Key Employees of First Data Corporation and its Affiliates. The grant price was determined at the time of grant by the Board, pursuant to their authority under the plan, to be $5.

The restricted stock award granted to Mr. Yates was done so under the 2007 Incentive Plan for Key Employees of First Data Corporation and its Affiliates. The restricted shares are scheduled to vest 100% on September 24, 2012. Shares of restricted stock may not be sold or otherwise transferred prior to the lapse of the restrictions. This award was made to Mr. Yates’ in recognition of his promotion to President of the First Data International business.

The number of the stock options granted to each executive officer was proportional to the number shares which they purchased outright at the time of the option grant. This grant is intended as a one-time event which is in lieu of an annual stock or option grant program.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END (1)

		Option Awards					Stock Awards
Name	Company	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un- exercisable (2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (3)	Market Value of Shares or Units of Stock That Have Not Vested ($) (3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Michael D. Capellas	Holdings	1,500,000	4,500,000	0	5.00	9/24/2017

	Holdings	428,572	1,285,713	0	8.75	9/24/2017
	Holdings	0	6,000,000	0	5.00	9/24/2017

Philip M. Wall	Holdings	45,000	180,000	0	5.00	9/24/2017
	Holdings	0	50,000	0	5.00	9/24/2017
	Holdings	0	225,000	0	5.00	9/24/2017
	Holdings	0	50,000	0	5.00	9/24/2017
	WU	984	0	0	19.76	4/1/2012
	WU	19,016	0	0	19.76	4/1/2012
	WU	9,975	0	0	15.65	1/22/2013
	WU	32,000	0	0	17.78	2/12/2014
	WU	20,000	0	0	19.07	12/8/2014
	WU	40,000	0	0	20.10	2/8/2016

Kimberly S. Patmore	WU	175,000	0	0	20.65	8/15/2010

Edward A. Labry III	Holdings	750,000	3,000,000	0	5.00	9/24/2017
	Holdings	0	3,750,000	0	5.00	9/24/2017
	WU	260,625	0	0	13.31	1/4/2009
	WU	85,625	0	0	13.15	2/26/2009
	WU	205,313	0	0	17.75	9/9/2010
	WU	292,000	0	0	26.28	2/22/2011
	WU	328,500	0	0	41.62	3/4/2012
	WU	30,000	0	0	19.07	12/8/2014
	WU	200,000	0	0	20.65	2/22/2016

Grace Chen Trent	Holdings	165,000	660,000	0	5.00	9/24/2017
	Holdings	0	825,000	0	5.00	9/24/2017

David G. Yates	Holdings	112,491	449,967	0	5.00	9/24/2017
	Holdings	0	562,458	0	5.00	9/24/2017
	Holdings			0			309,060	927,180
	WU	346	0	0	17.98	2/2/2014
	WU	37,500	0	0	20.10	2/8/2016

(1)	Western Union (“WU”) equity awards were granted under the 1992 and/or 2002 First Data Corporation Long-Term Incentive Plans in connection with the spin-off of Western Union from First Data in September 2006. At that time, one option of WU was granted for each FDC option held and strike prices were adjusted accordingly to provide equivalent value. All unvested Western Union Equity Awards became fully vested on September 24, 2007. All First Data Holdings Inc. (“Holdings”) equity awards were granted under the 2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates.
(2)	Option vesting terms are described in footnote 3 of the Grants of Plan-Based Awards Table.
(3)	Restricted Share vesting terms are described in footnote 2 of the Grants of Plan-Based Awards Table. Market value of the shares is based on the per share price as of December 31, 2008, as determined by the Board of Directors for purposes of the 2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates.

OPTION EXERCISES AND STOCK VESTED (1)

		Option Awards		Stock Awards
Name	Company	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Michael D. Capellas	Holdings	0	$0	0	0

Philip M. Wall	Holdings	0	0	0	0
	WU	0	0	0	0
Kimberly S. Patmore	WU	240,000	3,286,356	0	0

Edward A. Labry III	Holdings	0	0	0	0
	WU	835,625	8,971,537	0	0

Grace Chen Trent	Holdings	0	0	0	0

David G. Yates	Holdings	0	0	0	0
	WU	0	0	0	0

(1)	Table reflects all Option Awards which were exercised during 2008. No Stock Awards became vested during 2008.

PENSION BENEFITS

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Michael D. Capellas	n/a	n/a	n/a	n/a

Philip M. Wall	FDR Limited Pension Scheme	2.5	$77,974	$0

Kimberly S. Patmore	First Data Corp. Retirement Plan	1.37	17,056	0

Edward A. Labry III	n/a	n/a	n/a	n/a

Grace Chen Trent	n/a	n/a	n/a	n/a

David G. Yates	FDR Limited Pension Scheme	4.17	112,966	0

Ms. Patmore is a participant in the First Data Corporation Retirement Plan, a tax-qualified plan. Mr. Wall and Mr. Yates are participants in the Defined Benefit Section of the First Data Resources Limited Pension Scheme, a plan which provides pension benefits to a broad-based group of participants in the United Kingdom. Plan details for both plans are provided below.

The Company calculates the present values shown on the table using: (i) the same discount rates it uses for FAS 87 calculations for financial reporting purposes; and (ii) each plan’s earliest unreduced retirement age based on the participant’s age and service. The present values shown in the table reflect post-retirement mortality, based on the FAS 87 assumptions, but do not include an assumption of pre-retirement termination, mortality, or disability. FAS 87 assumptions include:

•	First Data Corporation Retirement Plan: 6.14% discount rate and RP2000 Combined Mortality Table projected to 2009

•

Defined Benefit Section of the First Data Resources Limited Pension Scheme: 6.7% discount rate and Standard 92 series mortality tables with medium cohort subject to a minimum rate of improvement of 1% per year from 2007 onwards

First Data Corporation Retirement Plan

The Retirement Plan froze benefit accruals as of December 30, 1997 for most Plan participants and as of December 30, 1998 for the remaining Plan participants. In general, the Retirement Plan provides participants with a life annuity benefit at normal retirement equal to the sum of A plus B plus C, with a minimum of D:

A.	1% of Average Final Compensation multiplied by Credited Service up to five years; plus

B.	1.15% of Average Final Compensation multiplied by Credited Service for the next five years; plus

C.	1.3% of Average Final Compensation multiplied by Credited Service in excess of ten years.

D.	$72 multiplied by Credited Service.

Average Final Compensation is the average of the highest five (out of the last ten) consecutive calendar years of Compensation, up to and including the year the participant’s benefit is frozen. Compensation for calendar years after 1989 is determined as the sum of the base rate of compensation (including any elective deferrals) on December 31 of the prior calendar year, commissions received during the prior calendar year, and overtime pay and incentive awards (including bonuses) received during the current calendar year. The Retirement Plan covers such earnings up to the limit imposed by Internal Revenue Code Section 401(a)(17).

Credited Service includes years and months of employment with the Company, starting on the participant’s date of hire and ending as of the participant’s freeze date.

Ms. Patmore was fully vested in her Plan benefit of $180.65 per month, but not eligible for early retirement at the time of her departure from First Data.

Vested participants who terminate prior to becoming eligible for early retirement may choose to receive an unreduced benefit at age 65 or commencement of benefits as early as age 55 with reductions of 7% per year prior to age 65. The Retirement Plan offers several optional forms of payment, including joint and survivor annuities, certain and life annuities, and level income annuities. The benefit paid under any of these options is reduced so as to be equivalent to the life annuity benefit produced by the formula described above. The normal payment form is a single life annuity for unmarried participants and an unreduced 50% joint and survivor annuity for married participants.

Defined Benefit Section of the First Data Resources Limited Pension Scheme (“UK Pension Plan”)

For Mr. Wall and Mr. Yates, the UK Pension Plan provides a lifetime annuity benefit at normal retirement equal to 1/60 of pensionable earnings for each year of pensionable service, with a deduction of 1/40 of the basic state pension payable to a single person at Normal Retirement Date for each year of pensionable service.

Pensionable earnings are the annual rate of a participant’s basic remuneration and bonuses, subject to statutory limitations. Normal retirement is age 65 for any participant who joined the scheme after March 1, 1992. Participants may elect to receive an actuarially reduced immediate pension as soon as age 50 with the consent of both the Company and the Trustees.

Benefits are normally payable as an annuity; however, a lump sum that does not exceed 25 percent of the participant’s benefit under the Scheme is permissible. Benefit options include joint and survivor options for both spouses and children. Pension cost of living increases occur each year for participants in payment status at a rate equal to the lesser of five percent or the annual increase rate of the Index of Retail Prices published by the Department of Employment (or other such suitable index selected by the Trustees).

NONQUALIFIED DEFERRED COMPENSATION

During 2008, no executive officers participated in a nonqualified deferred compensation plan.

SEVERANCE BENEFITS (1)

Name	Cash Payments ($) (2)	Health & Welfare Benefits ($) (3)	Financial Planning ($) (4)	Unvested Stock Options ($) (5)	Unvested Restricted Stock ($) (6)	Estimated 280G Tax Gross-Up ($)	Total ($)
Michael D. Capellas (7)	6,000,000	16,013	40,000	0	0	0	6,056,013
Philip M. Wall	2,528,000	19,982	20,000	0	0	0	2,567,982
Kimberly S. Patmore	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Edward A. Labry III	3,375,000	23,219	20,000	0	0	0	3,418,219
Grace Chen Trent	1,600,000	14,274	20,000	0	0	0	1,634,274
David G. Yates	3,148,181	9,405	20,000	0	185,436	0	3,363,022

(1)	Benefits are determined based on an assumed termination date of December 31, 2008 and the terms of the First Data Severance/Change in Control Policy, effective September 24, 2007. Executive officers are eligible to receive benefits under this plan following 3 months of service and in the event of an involuntary termination not for Cause, Death or Disability or a voluntary termination for Good Reason.
(2)	Represents two times the sum of each executive’s base salary and target bonus as of December 31, 2008.
(3)	Represents the company-paid portion of Medical, Dental and Vision benefits for each executive for a period of two years.
(4)	Represents the cash value of the financial planning benefit for each executive for a period of two years.
(5)	Stock Option vesting is not accelerated under any of the severance scenarios.
(6)	A pro-rata portion of Restricted Stock Units issued to Mr. Yates would become vested if he were terminated due to a severance qualifying event.
(7)	Per the terms of his employment agreement, Mr. Capellas’ cash severance payments are to be reduced by any equity gains realized on either purchased or granted equity.

Executive officers participate in the First Data Corporation Severance/Change in Control Policy (the “Policy”), which was most recently restated in 2007 and further amended in 2008 to incorporate legislative changes under Code Section 409A. The Policy provides for the payment of benefits to executive officers upon severance from First Data and/or upon a change of control.

The Policy is intended to promote uniform treatment of senior executives who are involuntarily terminated other than for cause or who voluntarily leave the Company for good reason as defined under the 2007 Incentive Plan for Key Employees of First Data Corporation and its Affiliates. Under the Policy, no benefits are provided based solely on a Change-in-Control. The Policy provides for payment of the following severance benefits:

1.	A cash payment equal to the executive officer’s base pay plus target bonus multiplied by 2.

2.	A cash payment equal to the executive officer’s prorated bonus target for the year of termination.

3.	A cash payment equal to the financial planning benefits to which the executive officer would have been entitled to during the two years following termination.

4.	Continuation of medical, dental and vision benefits coverage for a period of 2 years, with a portion of the cost of the benefits paid by the executive officer.

5.	A “Gross Up Payment” is made if it is determined that any Section 280G parachute payments provided by the Company to, or on behalf of, an eligible executive would be subject to the excise tax imposed by Code Section 4999. The Gross-Up Payment is an amount so that after payment of all taxes the eligible executive retains an amount equal to the Excise Tax imposed by Code Section 4999. Executives are eligible for this benefit regardless of whether their employment is terminated following the triggering change-in-control.

As a condition to receiving severance benefits under the Policy, all employees are required to release First Data and its employees from all claims they may have against them and agree to a number of restrictive covenants which are structured to protect First Data from potential loss of customers or employees and prohibit the release of confidential company information.

The actual payments under the policy are contingent upon many factors as of the time benefits would be paid, including elections by the executive and tax rates.

Compensation Committee Interlocks and Insider Participation

None of the Company’s Compensation and Benefits Committee members have been an officer or employee of the Company at any time. During 2008, the Company had no compensation committee interlocks.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The Company does not have any compensation plans under which the Company’s common stock may be issued. First Data Holdings Inc., the Company’s parent company, has adopted the 2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates. The following table contains certain information regarding options, warrants or rights under the plan as of December 31, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	60,818,747	$4.97	36,246,5100
Equity compensation plans not approved by security holders	—	—	—

Total	60,818,747	$4.97	36,246,5100

Beneficial Ownership

All of the outstanding stock of First Data Corporation is held by First Data Holdings Inc. The following table sets forth, as of March 1, 2009, the beneficial ownership of common stock of First Data Holdings Inc. by each person known by the Company to beneficially own more than 5% of the equity securities of First Data Holdings Inc., each director, each Named Executive Officer and all directors and executive officers as a group. Unless otherwise indicated in the footnotes to this table, the Company believes that each person has sole voting and investment power of the shares.

Name	Number of Shares Beneficially Owned (1,2)	Percent of Class
New Omaha Holdings L.P. (3)	1,266,801,220	98%
Michael D. Capellas (4)	4,928,572	*
Edward A. Labry III (5)	3,250,000	*
Kimberly S. Patmore	—	*
Grace Chen Trent (6)	867,000	*
Philip M. Wall	245,000	*
David Yates	212,491	*
James R. Fisher	—	*
Scott C. Nuttall	—	*
Tagar C. Olson	—	*
All directors and executive officers as a group (12 persons)	11,415,563	*

*	Less than one percent
(1)	The number of shares reported includes shares covered by options that are exercisable within 60 days of March 1, 2009 as follows: Mr. Capellas, 1,928,572; Mr. Labry, 750,000; Ms. Trent, 187,000; Mr. Wall, 45,000; Mr. Yates, 112,491; and all directors and executive officers as a group, 3,435,563.
(2)	No shares are pledged as security.
(3)

New Omaha Holdings L.P is a limited partnership in which investment funds associated with Kohlberg Kravis Roberts & Co. L.P. and other co-investors own the limited partner interests. New Omaha Holdings LLC is the general partner of New Omaha Holdings L.P. KKR 2006 Fund L.P. is the sole member of New Omaha Holdings LLC. KKR Associates 2006 L.P. is the general partner of KKR 2006 Fund L.P. KKR 2006 GP LLC is the general partner of KKR 2006 Associates L.P. Messrs. Henry R. Kravis, George R. Roberts, Michael W. Michelson, Perry Golkin, Johannes P. Huth, Todd A. Fisher, Alexander Navab, Marc Lipschultz, Reinhard Gorenflos, Scott C. Nuttall, Joseph Y. Bae, Brian F. Carroll, John K. Saer, Jr. and William J. Janetschek are members of KKR 2006 GP LLC (the “KKR 2006 GP LLC members”). Each of New Omaha Holdings LLC, KKR 2006 Fund L.P., KKR 2006 Associates L.P., KKR 2006 GP LLC and each of the KKR 2006 GP LLC Members may be deemed to share beneficial ownership of any shares beneficially owned by New Omaha Holdings L.P., but disclaim such beneficial ownership except to the extent of their pecuniary interest therein. The address of each of the entities listed in this footnote is c/o Kohlberg Kravis Roberts & Co. L.P., 9 West 57th, Street, New York, New York 10019.

(4)	Includes 1,000,000 shares held by MMC Holdings LLC. Mr. Capellas is the manager of MMC Holdings LLC. Mr. Capellas disclaims beneficial ownership of any shares owned directly or indirectly by MMC Holdings LLC, except to the extent of his pecuniary interest therein.
(5)	Includes the Labry Family Trust-2002 holdings of 130,000 shares and 39,000 additional shares covered by options that are exercisable within 60 days. Mr. Labry disclaims beneficial ownership of any shares owned directly or indirectly by the Labry Family Trust-2002, except to the extent of his pecuniary interest therein.
(6)	Includes Ms. Trent’s husband’s holdings of 80,000 shares and 22,000 additional shares covered by options that are exercisable within 60 days.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Certain Relationships and Related Transactions

Management Agreement

On September 24, 2007 and in connection with the merger, First Data entered into a management agreement with affiliates of KKR (the “Management Agreement”) pursuant to which KKR will provide management, consulting, financial and other advisory services to the Company. Pursuant to the Management Agreement, KKR is entitled to receive an aggregate annual management fee of $20 million, which amount will increase 5%

annually, and reimbursement of out-of-pocket expenses incurred in connection with the provision of services. The Management Agreement has an initial term expiring on December 31, 2019, provided that the term will be extended annually thereafter unless the Company provides prior written notice of its desire not to automatically extend the term. The Management Agreement provides that KKR also will be entitled to receive a fee equal to a percentage of the gross transaction value in connection with certain subsequent financing, acquisition, disposition, merger combination and change of control transactions, as well as a termination fee based on the net present value of future payment obligations under the Management Agreement in the event of an initial public offering or under certain other circumstances. The Management Agreement shall terminate automatically upon the consummation of an initial public offering and may be terminated at any time by mutual consent of the Company and KKR. The Management Agreement also contains customary exculpation and indemnification provisions in favor of KKR and its affiliates. During 2008, the Company incurred $20.4 million of management fees.

The Labry Company and its Subsidiaries

The Company has engaged in the following transactions with The Labry Companies and Plane Fish, LLC. Mr. Labry, an executive officer of First Data, is the sole shareholder of The Labry Companies, Inc. and sole member of Plane Fish, LLC.

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

The Company has engaged in a transaction associated with Plane Fish, LLC, of which Mr. Labry, an executive officer of the Company, is the sole member. Plane Fish, LLC owned an aircraft which it leased to a charter company. The charter company made the aircraft available to its customers, including the Company, which used the aircraft solely in connection with business-related travel by Mr. Labry and other Company employees. On March 17, 2008, a third party leasing company acquired the aircraft from Plane Fish, LLC for $8.5 million and the Company now leases the plane from the third party leasing company through a capital lease. The Company negotiated the $8.5 million purchase price with Plane Fish, LLC and arranged for the third party leasing company to purchase the aircraft with the Company’s commitment to lease the aircraft. The Company also reimbursed Plane Fish, LLC for $589,282 of additional expense incurred in operating the aircraft from September 24, 2007 until the date of purchase that previously had not been reimbursed. In 2008 the Company incurred $290,704 in expenses to the charter company for the charter of the aircraft.

Independence of Directors

The Company is privately held and none of the members of the Board of Directors are independent under the standards of the New York Stock Exchange. Mr. Capellas is not independent as he is employed by the Company and Messrs. Fisher, Nuttall, and Olson are not independent due to their affiliation with KKR.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company retained Ernst & Young LLP to audit the accounts of the Company and its subsidiaries for 2007 and 2008. Ernst & Young LLP has served as the independent registered public accounting firm for the Company or its predecessor entities since 1980.

Summary of Principal Accountant’s Fees for 2008 and 2007

Audit Fees. Ernst & Young LLP’s fees for the Company’s annual audit were $11.5 million in 2008 and $12.7 million in 2007. Audit fees primarily include fees related to the audit of the Company’s annual consolidated financial statements; the review of its quarterly consolidated financial statements; statutory audits required domestically and internationally; comfort letters, consents, and assistance with and review of documents filed with the SEC; offering memorandum, purchase accounting and other accounting and financial reporting consultation and research work billed as audit fees or necessary to comply with the standards of the Public Company Accounting Oversight Board (United States).

Audit-Related Fees. Ernst & Young LLP’s fees for audit-related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements were $3.1 million in 2008 and $4.3 million in 2007. Audit-related fees primarily include fees related to service auditor examinations, due diligence related to mergers and acquisitions, attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards not classified as audit fees.

Tax Fees. Ernst & Young LLP’s fees for tax compliance, tax advice, and tax planning services to the Company were $3.4 million in 2008 and $2.1 million in 2007.

All Other Fees. The Company did not pay Ernst & Young LLP’s any fees for all other professional services in 2007 or 2008.

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

During 2008, all audit and non-audit services provided by Ernst & Young LLP were pre-approved by the Audit Committee of the Board of Directors or, consistent with the pre-approval policy of the Audit Committee, by the Chairperson of the Committee.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

See Index to Financial Statements on page 102.

(2)	Financial Statement Schedules

See Index to Financial Statements on page 102.

(3)	The following exhibits are filed as part of this Annual Report or, where indicated, were heretofore filed and are hereby incorporated by reference:

EXHIBIT NO.	DESCRIPTION
2.1	Separation and Distribution Agreement, dated as of September 29, 2006, between First Data Corporation and The Western Union Company (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on October 2, 2006, Commission File No. 1-11073).

2.2	Agreement and Plan of Merger, dated as of April 1, 2007, among New Omaha Holdings L.P., Omaha Acquisition Corporation and First Data Corporation (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on April 2, 2007, Commission File No. 1-11073).

3(i)	Restated Certificate of Incorporation of First Data Corporation (incorporated by reference to Exhibit 3(i) of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

3(ii)	Registrant’s By-laws (incorporated by reference to Exhibit 3(ii) of the Registrant’s Annual Report on Form 10-K filed on March 13, 2008, Commission File No. 1-11073).

4.1	Indenture, dated as of October 24, 2007, between First Data Corporation, the subsidiaries of First Data Corporation identified therein and Wells Fargo Bank, National Association, as trustee, governing the 9 7/8% Senior Notes (incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

4.2	Senior Indenture, dated as of September 24, 2008, between First Data Corporation, the subsidiaries of First Data Corporation identified therein and Wells Fargo Bank, National Association, as trustee, governing the Senior Cash Pay Notes due 2015 and Senior PIK Notes due 2015 (incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2008, Commission File No. 1-11073).

4.3	Senior Subordinated Indenture, dated as of September 24, 2008, between First Data Corporation, the subsidiaries of First Data Corporation identified therein and Wells Fargo Bank, National Association, as trustee, governing the Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2008, Commission File No. 1-11073).

4.4	Registration Rights Agreement, dated September 24, 2008, among First Data Corporation, the subsidiaries of First Data Corporation identified therein, and CitiBank, N.A., as Administrative Agent for the Lenders identified therein, relating to the Senior Cash Pay Notes due 2015 and Senior PIK Notes due 2015 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2008, Commission File No. 1-11073).

EXHIBIT NO.	DESCRIPTION
4.5	Registration Rights Agreement, dated September 24, 2008, among First Data Corporation, the subsidiaries of First Data Corporation identified therein, and CitiBank, N.A., as Administrative Agent for the Lenders identified therein, relating to the Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2008, Commission File No. 1-11073).

4.6	Senior Unsecured Interim Loan Agreement, dated as of September 24, 2007, among First Data Corporation, the several lenders from time to time parties thereto, Citibank, N.A., as administrative agent, Credit Suisse, Cayman Islands Branch, as syndication agent, and Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman Sachs Credit Partners L.P., HSBC Securities (USA) Inc., Lehman Brothers Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and bookrunners (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed September 28, 2007).

4.7	First Amendment to the Amended and Restated Senior Unsecured Interim Loan Agreement, dated as of June 19, 2008, among First Data Corporation, Citibank, N.A., as administrative agent, and the Guarantors named therein (incorporated by reference to Exhibit 10.30 of the Company’s Current Report on Form 8-K filed June 25, 2008, Commission File No. 1-11073).

4.8	Senior Unsecured Guarantee, dated September 24, 2007, among First Data Corporation, the subsidiaries of First Data Corporation identified therein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.16 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

4.9	Indenture dated as of March 26, 1993 between the Registrant and Wells Fargo Bank Minnesota, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 filed June 3, 1994, Commission File No. 1-11073 (Registration No. 33-74568)).

4.10	2007 Supplemental Indenture, dated as of August 22, 2007, between First Data Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed August 28, 2007, Commission File No. 1-11073).

10.1	Credit Agreement, dated as of September 24, 2007, as amended and restated as of September 28, 2007 among First Data Corporation, the several lenders from time to time parties thereto, Credit Suisse, Cayman Islands Branch, as administrative agent, swingline lender and letter of credit issuer, Citibank, N.A., as syndication agent, and Credit Suisse Securities (USA) LLC, Citigroup Global Markets, Inc., Deutsche Bank Securities Inc., Goldman Sachs Credit Partners L.P., HSBC Securities (USA) Inc., Lehman Brothers Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and bookrunners (incorporated by reference to Exhibit 10.1 of the Registrant’s Annual Report on Form 10-K filed on March 13, 2008, Commission File No. 1-11073).

10.2	Guarantee Agreement, dated September 24, 2007, among First Data Corporation, the subsidiaries of First Data Corporation identified therein and Credit Suisse, Cayman Islands Branch, as Collateral Agent (incorporated by reference to Exhibit 10.11 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

10.3	Pledge Agreement, dated September 24, 2007, among First Data Corporation, the subsidiaries of First Data Corporation identified therein, and Credit Suisse, Cayman Islands Branch, as Collateral Agent (incorporated by reference to Exhibit 10.12 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

EXHIBIT NO.	DESCRIPTION
10.4	Security Agreement, dated September 24, 2007, among First Data Corporation, the subsidiaries of First Data Corporation identified therein, and Credit Suisse, Cayman Islands Branch, as Collateral Agent (incorporated by reference to Exhibit 10.13 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

10.5	Management Agreement, dated September 24, 2007, among First Data Corporation, Kohlberg Kravis Roberts & Co. L.P. and New Omaha Holdings L.P. (incorporated by reference to Exhibit 10.10 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

10.6	Letter Agreement, dated as of June 27, 2007, between New Omaha Holdings L.P. and Michael Capellas, as assumed by First Data Corporation and New Omaha Holdings Corporation as of September 24, 2007 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed September 28, 2007, Commission file No. 1-11073). *

10.7	Employment Agreement between the Registrant and Edward A. Labry III dated April 1, 2003 (incorporated by reference to the Exhibit 10.27 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, Commission file No. 1-11073). *

10.8	2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073). *

10.9	Form of Stock Option Agreement for Executive Committee Members (incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073). *

10.10	Form of Management Stockholder’s Agreement for Executive Committee Members (incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073). *

10.11	Form of Sale Participation Agreement (incorporated by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

10.12	First Data Corporation 1992 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit A of the Registrant’s Proxy Statement for its May 12, 1999 Annual Meeting, Commission File No. 1-11073). *

10.13	First Data Corporation 2002 First Data Corporation Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit C of the Company’s Definitive Proxy Statement on Schedule 14A filed April 17, 2007, Commission File No. 1-11073).*

10.14(1)	Registrant’s Senior Executive Incentive Plan, as amended and restated effective January 1, 2009. *

10.15	Form of Non-Qualified Stock Option Agreement under the First Data 2002 Long-Term Incentive Plan for Executive Officers (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed December 14, 2004, Commission File No. 1-11073). *

10.16	Form of Non-Qualified Stock Option Agreement under the First Data 2002 Long-Term Incentive Plan for Section 16 Executive Committee members, as amended July 2005 (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, Commission File No. 1-11073). *

10.17	Form of Non-Qualified Stock Option Agreement under the First Data 2002 Long-Term Incentive Plan for Section 16 non-Executive Committee members, as amended July 2005 (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, Commission File No. 1-11073). *

EXHIBIT NO.	DESCRIPTION
10.18	Form of Non-Qualified Stock Option Agreement under the First Data 2002 Long-Term Incentive Plan for employees other than Executive Officers (incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 1-11073). *

10.19	Form of Non-Qualified Stock Option Agreement under the First Data 2002 Long-Term Incentive Plan for employees other than Executive Committee members, as amended July 2005 (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, Commission File No. 1-11073). *

10.20	Form of Non-Qualified Stock Option Agreement under the First Data 1992 Long-Term Incentive Plan for Executive Officers (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 1-11073). *

10.21	Form of Non-Qualified Stock Option Agreement under the First Data 1992 Long-Term Incentive Plan for employees other than Executive Officers (incorporated by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 1-11073). *

10.22	First Data Corporation Severance/Change in Control Policy, as adopted July 26, 2005 as amended and restated effective September 24, 2007 (incorporated by reference to Exhibit 10.27 of the Registrant’s Annual Report on Form 10-K filed on March 13, 2008, Commission File No. 1-11073). *

10.23(1)	Amendment No. 1 to the First Data Corporation Severance/Change in Control Policy.

10.24(1)	Description of Named Executive Officer salary and bonus arrangements for 2009. *

10.25	Description of First Data Holdings Inc. director compensation (incorporated by reference to Exhibit 10.24 of the Registrant’s Form S-4 filed August 12, 2008, Commission File No. 1-11073). *

10.26	First Data Holdings Inc. 2008 Non-Employee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.25 of the Registrant’s Form S-4 filed August 12, 2008, Commission File No. 1-11073). *

12(1)	Computation in Support of Ratio of Earnings to Fixed Charges.

21(1)	Subsidiaries of the Registrant.

31.1(1)	Certification of CEO pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(1)	Certification of CFO pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed herewith.
*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.
(c)	The following financial statements will be filed by amendment to this annual report:
(1)	Chase Paymentech for the fiscal years ended December 31, 2007 and 2006.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST DATA CORPORATION (Registrant)

By:	/s/ MICHAEL D. CAPELLAS
Michael D. Capellas Chief Executive Officer and Chairman of the Board
Date: March 25, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ MICHAEL D. CAPELLAS Michael D. Capellas	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 25, 2009

/s/ PHILIP M. WALL Philip M. Wall	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 25, 2009

/s/ GREGG W. SONNEN Gregg W. Sonnen	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 25, 2009

/s/ JAMES R. FISHER James R. Fisher	Director	March 25, 2009

/s/ SCOTT C. NUTTALL Scott C. Nuttall	Director	March 25, 2009

/s/ TAGAR C. OLSON Tagar C. Olson	Director	March 25, 2009

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
2.1	Separation and Distribution Agreement, dated as of September 29, 2006, between First Data Corporation and The Western Union Company (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on October 2, 2006, Commission File No. 1-11073).

2.2	Agreement and Plan of Merger, dated as of April 1, 2007, among New Omaha Holdings L.P., Omaha Acquisition Corporation and First Data Corporation (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on April 2, 2007, Commission File No. 1-11073).

3(i)	Restated Certificate of Incorporation of First Data Corporation (incorporated by reference to Exhibit 3(i) of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

3(ii)	Registrant’s By-laws (incorporated by reference to Exhibit 3(ii) of the Registrant’s Annual Report on Form 10-K filed on March 13, 2008, Commission File No. 1-11073).

4.1	Indenture, dated as of October 24, 2007, between First Data Corporation, the subsidiaries of First Data Corporation identified therein and Wells Fargo Bank, National Association, as trustee, governing the 9 7/8% Senior Notes (incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

4.2	Senior Indenture, dated as of September 24, 2008, between First Data Corporation, the subsidiaries of First Data Corporation identified therein and Wells Fargo Bank, National Association, as trustee, governing the Senior Cash Pay Notes due 2015 and Senior PIK Notes due 2015 (incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2008, Commission File No. 1-11073).

4.3	Senior Subordinated Indenture, dated as of September 24, 2008, between First Data Corporation, the subsidiaries of First Data Corporation identified therein and Wells Fargo Bank, National Association, as trustee, governing the Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2008, Commission File No. 1-11073).

4.4	Registration Rights Agreement, dated September 24, 2008, among First Data Corporation, the subsidiaries of First Data Corporation identified therein, and CitiBank, N.A., as Administrative Agent for the Lenders identified therein, relating to the Senior Cash Pay Notes due 2015 and Senior PIK Notes due 2015 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2008, Commission File No. 1-11073).

4.5	Registration Rights Agreement, dated September 24, 2008, among First Data Corporation, the subsidiaries of First Data Corporation identified therein, and CitiBank, N.A., as Administrative Agent for the Lenders identified therein, relating to the Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2008, Commission File No. 1-11073).

4.6	Senior Unsecured Interim Loan Agreement, dated as of September 24, 2007, among First Data Corporation, the several lenders from time to time parties thereto, Citibank, N.A., as administrative agent, Credit Suisse, Cayman Islands Branch, as syndication agent, and Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman Sachs Credit Partners L.P., HSBC Securities (USA) Inc., Lehman Brothers Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and bookrunners (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed September 28, 2007).

EXHIBIT NO.	DESCRIPTION
4.7	First Amendment to the Amended and Restated Senior Unsecured Interim Loan Agreement, dated as of June 19, 2008, among First Data Corporation, Citibank, N.A., as administrative agent, and the Guarantors named therein (incorporated by reference to Exhibit 10.30 of the Company’s Current Report on Form 8-K filed June 25, 2008, Commission File No. 1-11073).

4.8	Senior Unsecured Guarantee, dated September 24, 2007, among First Data Corporation, the subsidiaries of First Data Corporation identified therein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.16 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

4.9	Indenture dated as of March 26, 1993 between the Registrant and Wells Fargo Bank Minnesota, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 filed June 3, 1994, Commission File No. 1-11073 (Registration No. 33-74568)).

4.10	2007 Supplemental Indenture, dated as of August 22, 2007, between First Data Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed August 28, 2007, Commission File No. 1-11073).

10.1	Credit Agreement, dated as of September 24, 2007, as amended and restated as of September 28, 2007 among First Data Corporation, the several lenders from time to time parties thereto, Credit Suisse, Cayman Islands Branch, as administrative agent, swingline lender and letter of credit issuer, Citibank, N.A., as syndication agent, and Credit Suisse Securities (USA) LLC, Citigroup Global Markets, Inc., Deutsche Bank Securities Inc., Goldman Sachs Credit Partners L.P., HSBC Securities (USA) Inc., Lehman Brothers Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and bookrunners (incorporated by reference to Exhibit 10.1 of the Registrant’s Annual Report on Form 10-K filed on March 13, 2008, Commission File No. 1-11073).

10.2	Guarantee Agreement, dated September 24, 2007, among First Data Corporation, the subsidiaries of First Data Corporation identified therein and Credit Suisse, Cayman Islands Branch, as Collateral Agent (incorporated by reference to Exhibit 10.11 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

10.3	Pledge Agreement, dated September 24, 2007, among First Data Corporation, the subsidiaries of First Data Corporation identified therein, and Credit Suisse, Cayman Islands Branch, as Collateral Agent (incorporated by reference to Exhibit 10.12 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

10.4	Security Agreement, dated September 24, 2007, among First Data Corporation, the subsidiaries of First Data Corporation identified therein, and Credit Suisse, Cayman Islands Branch, as Collateral Agent (incorporated by reference to Exhibit 10.13 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

10.5	Management Agreement, dated September 24, 2007, among First Data Corporation, Kohlberg Kravis Roberts & Co. L.P. and New Omaha Holdings L.P. (incorporated by reference to Exhibit 10.10 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

10.6	Letter Agreement, dated as of June 27, 2007, between New Omaha Holdings L.P. and Michael Capellas, as assumed by First Data Corporation and New Omaha Holdings Corporation as of September 24, 2007 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed September 28, 2007, Commission file No. 1-11073). *

10.7	Employment Agreement between the Registrant and Edward A. Labry III dated April 1, 2003 (incorporated by reference to the Exhibit 10.27 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, Commission file No. 1-11073). *

EXHIBIT NO.	DESCRIPTION
10.8	2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073). *

10.9	Form of Stock Option Agreement for Executive Committee Members (incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073). *

10.10	Form of Management Stockholder’s Agreement for Executive Committee Members (incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073). *

10.11	Form of Sale Participation Agreement (incorporated by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

10.12	First Data Corporation 1992 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit A of the Registrant’s Proxy Statement for its May 12, 1999 Annual Meeting, Commission File No. 1-11073). *

10.13	First Data Corporation 2002 First Data Corporation Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit C of the Company’s Definitive Proxy Statement on Schedule 14A filed April 17, 2007, Commission File No. 1-11073).*

10.14(1)	Registrant’s Senior Executive Incentive Plan, as amended and restated effective January 1, 2009. *

10.15	Form of Non-Qualified Stock Option Agreement under the First Data 2002 Long-Term Incentive Plan for Executive Officers (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed December 14, 2004, Commission File No. 1-11073). *

10.16	Form of Non-Qualified Stock Option Agreement under the First Data 2002 Long-Term Incentive Plan for Section 16 Executive Committee members, as amended July 2005 (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, Commission File No. 1-11073). *

10.17	Form of Non-Qualified Stock Option Agreement under the First Data 2002 Long-Term Incentive Plan for Section 16 non-Executive Committee members, as amended July 2005 (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, Commission File No. 1-11073). *

10.18	Form of Non-Qualified Stock Option Agreement under the First Data 2002 Long-Term Incentive Plan for employees other than Executive Officers (incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 1-11073). *

10.19	Form of Non-Qualified Stock Option Agreement under the First Data 2002 Long-Term Incentive Plan for employees other than Executive Committee members, as amended July 2005 (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, Commission File No. 1-11073). *

10.20	Form of Non-Qualified Stock Option Agreement under the First Data 1992 Long-Term Incentive Plan for Executive Officers (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 1-11073). *

EXHIBIT NO.	DESCRIPTION
10.21	Form of Non-Qualified Stock Option Agreement under the First Data 1992 Long-Term Incentive Plan for employees other than Executive Officers (incorporated by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 1-11073). *

10.22	First Data Corporation Severance/Change in Control Policy, as adopted July 26, 2005 as amended and restated effective September 24, 2007 (incorporated by reference to Exhibit 10.27 of the Registrant’s Annual Report on Form 10-K filed on March 13, 2008, Commission File No. 1-11073). *

10.23(1)	Amendment No. 1 to the First Data Corporation Severance/Change in Control Policy.

10.24(1)	Description of Named Executive Officer salary and bonus arrangements for 2009. *

10.25	Description of First Data Holdings Inc. director compensation (incorporated by reference to Exhibit 10.24 of the Registrant’s Form S-4 filed August 12, 2008, Commission File No. 1-11073). *

10.26	First Data Holdings Inc. 2008 Non-Employee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.25 of the Registrant’s Form S-4 filed August 12, 2008, Commission File No. 1-11073). *

12(1)	Computation in Support of Ratio of Earnings to Fixed Charges.

21(1)	Subsidiaries of the Registrant.

31.1(1)	Certification of CEO pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(1)	Certification of CFO pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed herewith.
*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.