Form 10-K/A
period 2008-12-31
FIRST DATA CORP
filed 2009-03-31
CIK 883980

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 25, 2009, to provide supplemental financial information regarding Chase Paymentech in Item 15 (c). This amendment is not intended to update any other information presented in the Annual Report as originally filed.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(3)	The following exhibits are filed as part of this Annual Report or, where indicated, were heretofore filed and are hereby incorporated by reference:

EXHIBIT NO.	DESCRIPTION
2.1	Separation and Distribution Agreement, dated as of September 29, 2006, between First Data Corporation and The Western Union Company (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on October 2, 2006, Commission File No. 1-11073).

2.2	Agreement and Plan of Merger, dated as of April 1, 2007, among New Omaha Holdings L.P., Omaha Acquisition Corporation and First Data Corporation (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on April 2, 2007, Commission File No. 1-11073).

3(i)	Restated Certificate of Incorporation of First Data Corporation (incorporated by reference to Exhibit 3(i) of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

3(ii)	Registrant’s By-laws (incorporated by reference to Exhibit 3(ii) of the Registrant’s Annual Report on Form 10-K filed on March 13, 2008, Commission File No. 1-11073).

4.1	Indenture, dated as of October 24, 2007, between First Data Corporation, the subsidiaries of First Data Corporation identified therein and Wells Fargo Bank, National Association, as trustee, governing the 9 7/8% Senior Notes (incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

4.2	Senior Indenture, dated as of September 24, 2008, between First Data Corporation, the subsidiaries of First Data Corporation identified therein and Wells Fargo Bank, National Association, as trustee, governing the Senior Cash Pay Notes due 2015 and Senior PIK Notes due 2015 (incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2008, Commission File No. 1-11073).

4.3	Senior Subordinated Indenture, dated as of September 24, 2008, between First Data Corporation, the subsidiaries of First Data Corporation identified therein and Wells Fargo Bank, National Association, as trustee, governing the Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2008, Commission File No. 1-11073).

4.4	Registration Rights Agreement, dated September 24, 2008, among First Data Corporation, the subsidiaries of First Data Corporation identified therein, and CitiBank, N.A., as Administrative Agent for the Lenders identified therein, relating to the Senior Cash Pay Notes due 2015 and Senior PIK Notes due 2015 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2008, Commission File No. 1-11073).

4.5	Registration Rights Agreement, dated September 24, 2008, among First Data Corporation, the subsidiaries of First Data Corporation identified therein, and CitiBank, N.A., as Administrative Agent for the Lenders identified therein, relating to the Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2008, Commission File No. 1-11073).

4.6	Senior Unsecured Interim Loan Agreement, dated as of September 24, 2007, among First Data Corporation, the several lenders from time to time parties thereto, Citibank, N.A., as administrative agent, Credit Suisse, Cayman Islands Branch, as syndication agent, and Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman Sachs Credit Partners L.P., HSBC Securities (USA) Inc., Lehman Brothers Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and bookrunners (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed September 28, 2007).

EXHIBIT NO.	DESCRIPTION
4.7	First Amendment to the Amended and Restated Senior Unsecured Interim Loan Agreement, dated as of June 19, 2008, among First Data Corporation, Citibank, N.A., as administrative agent, and the Guarantors named therein (incorporated by reference to Exhibit 10.30 of the Company’s Current Report on Form 8-K filed June 25, 2008, Commission File No. 1-11073).

4.8	Senior Unsecured Guarantee, dated September 24, 2007, among First Data Corporation, the subsidiaries of First Data Corporation identified therein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.16 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

4.9	Indenture dated as of March 26, 1993 between the Registrant and Wells Fargo Bank Minnesota, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 filed June 3, 1994, Commission File No. 1-11073 (Registration No. 33-74568)).

4.10	2007 Supplemental Indenture, dated as of August 22, 2007, between First Data Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed August 28, 2007, Commission File No. 1-11073).

10.1	Credit Agreement, dated as of September 24, 2007, as amended and restated as of September 28, 2007 among First Data Corporation, the several lenders from time to time parties thereto, Credit Suisse, Cayman Islands Branch, as administrative agent, swingline lender and letter of credit issuer, Citibank, N.A., as syndication agent, and Credit Suisse Securities (USA) LLC, Citigroup Global Markets, Inc., Deutsche Bank Securities Inc., Goldman Sachs Credit Partners L.P., HSBC Securities (USA) Inc., Lehman Brothers Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers and bookrunners (incorporated by reference to Exhibit 10.1 of the Registrant’s Annual Report on Form 10-K filed on March 13, 2008, Commission File No. 1-11073).

10.2	Guarantee Agreement, dated September 24, 2007, among First Data Corporation, the subsidiaries of First Data Corporation identified therein and Credit Suisse, Cayman Islands Branch, as Collateral Agent (incorporated by reference to Exhibit 10.11 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

10.3	Pledge Agreement, dated September 24, 2007, among First Data Corporation, the subsidiaries of First Data Corporation identified therein, and Credit Suisse, Cayman Islands Branch, as Collateral Agent (incorporated by reference to Exhibit 10.12 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

10.4	Security Agreement, dated September 24, 2007, among First Data Corporation, the subsidiaries of First Data Corporation identified therein, and Credit Suisse, Cayman Islands Branch, as Collateral Agent (incorporated by reference to Exhibit 10.13 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

10.5	Management Agreement, dated September 24, 2007, among First Data Corporation, Kohlberg Kravis Roberts & Co. L.P. and New Omaha Holdings L.P. (incorporated by reference to Exhibit 10.10 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

10.6	Letter Agreement, dated as of June 27, 2007, between New Omaha Holdings L.P. and Michael Capellas, as assumed by First Data Corporation and New Omaha Holdings Corporation as of September 24, 2007 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed September 28, 2007, Commission file No. 1-11073). *

10.7	Employment Agreement between the Registrant and Edward A. Labry III dated April 1, 2003 (incorporated by reference to the Exhibit 10.27 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, Commission file No. 1-11073). *

10.8	2007 Stock Incentive Plan for Key Employees of First Data Corporation and its Affiliates (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073). *

EXHIBIT NO.	DESCRIPTION
10.9	Form of Stock Option Agreement for Executive Committee Members (incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073). *

10.10	Form of Management Stockholder’s Agreement for Executive Committee Members (incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073). *

10.11	Form of Sale Participation Agreement (incorporated by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007, Commission File No. 1-11073).

10.12	First Data Corporation 1992 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit A of the Registrant’s Proxy Statement for its May 12, 1999 Annual Meeting, Commission File No. 1-11073). *

10.13	First Data Corporation 2002 First Data Corporation Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit C of the Company’s Definitive Proxy Statement on Schedule 14A filed April 17, 2007, Commission File No. 1-11073).*

10.14	Registrant’s Senior Executive Incentive Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 25, 2009). *

10.15	Form of Non-Qualified Stock Option Agreement under the First Data 2002 Long-Term Incentive Plan for Executive Officers (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed December 14, 2004, Commission File No. 1-11073). *

10.16	Form of Non-Qualified Stock Option Agreement under the First Data 2002 Long-Term Incentive Plan for Section 16 Executive Committee members, as amended July 2005 (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, Commission File No. 1-11073). *

10.17	Form of Non-Qualified Stock Option Agreement under the First Data 2002 Long-Term Incentive Plan for Section 16 non-Executive Committee members, as amended July 2005 (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, Commission File No. 1-11073). *

10.18	Form of Non-Qualified Stock Option Agreement under the First Data 2002 Long-Term Incentive Plan for employees other than Executive Officers (incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 1-11073). *

10.19	Form of Non-Qualified Stock Option Agreement under the First Data 2002 Long-Term Incentive Plan for employees other than Executive Committee members, as amended July 2005 (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, Commission File No. 1-11073). *

10.20	Form of Non-Qualified Stock Option Agreement under the First Data 1992 Long-Term Incentive Plan for Executive Officers (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 1-11073). *

10.21	Form of Non-Qualified Stock Option Agreement under the First Data 1992 Long-Term Incentive Plan for employees other than Executive Officers (incorporated by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 1-11073). *

10.22	First Data Corporation Severance/Change in Control Policy, as adopted July 26, 2005 as amended and restated effective September 24, 2007 (incorporated by reference to Exhibit 10.27 of the Registrant’s Annual Report on Form 10-K filed on March 13, 2008, Commission File No. 1-11073). *

EXHIBIT NO.	DESCRIPTION
10.23	Amendment No. 1 to the First Data Corporation Severance/Change in Control Policy (incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 25, 2009).

10.24	Description of Named Executive Officer salary and bonus arrangements for 2009 (incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 25, 2009). *

10.25	Description of First Data Holdings Inc. director compensation (incorporated by reference to Exhibit 10.24 of the Registrant’s Form S-4 filed August 12, 2008, Commission File No. 1-11073). *

10.26	First Data Holdings Inc. 2008 Non-Employee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.25 of the Registrant’s Form S-4 filed August 12, 2008, Commission File No. 1-11073). *

12	Computation in Support of Ratio of Earnings to Fixed Charges (incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 25, 2009).

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 25, 2009).

31.1(1)	Certification of CEO pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(1)	Certification of CFO pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed herewith.
*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.
(c)	The following financial statements are included in this amendment to the Company’s annual report:
(1)	Chase Paymentech
Combined	Financial Statements and Report of Independent Registered Public Accounting Firm
For	the fiscal years ended December 31, 2007, 2006 and 2005 (unaudited).

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

As described in Note 1 to the combined financial statements, First Data Corporation (FDC) was acquired by Kohlberg, Kravis, Roberts & Co. in 2007, which resulted in a change in control of FDC. This change in control gives JPMorgan Chase & Co. (JPMorgan Chase) the option to terminate the Company, giving FDC and JPMorgan Chase the right to receive their respective shares of the Company’s net assets. On May 23, 2008, FDC and JPMorgan Chase entered into an agreement to end the joint ownership of the Company. Accordingly, the Company will not continue in its current form. The accompanying financial statements do not include any adjustments that might result from this transaction.

The accompanying combined statements of income and comprehensive income, changes in owners’ equity and cash flows of Chase Paymentech for the year ended December 31, 2005 were not audited by us and, accordingly, we do not express an opinion on them.

                            /s/    Grant Thornton LLP

Dallas, Texas

March 10, 2008 (except for Note 1, as to which the date is May 23, 2008)

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

Chase Paymentech

COMBINED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the years ended

(In thousands)

	December 31,
	2007	2006	2005 (unaudited)
Revenue	$1,286,232	$1,206,583	$809,098

Expenses
Operating	402,613	398,352	247,603
Salaries and employee benefits	232,981	213,133	164,393
Depreciation and amortization	66,793	113,663	76,522

Total expenses	702,387	725,148	488,518

Operating income	583,845	481,435	320,580

Other income (expense), net
Interest and other income	94,552	85,202	32,072
Interest expense	(16,661)	(18,372)	(5,413)
Foreign currency exchange	1,314	(149)	(529)

Total other income, net	79,205	66,681	26,130

Income before income taxes and minority interest	663,050	548,116	346,710
Provision for income taxes	80,413	71,766	61,575
Minority interest	(191)	(398)	(1,606)

Net income	$582,446	$475,952	$283,529

Comprehensive income
Net income	$582,446	$475,952	$283,529
Other comprehensive income (loss), net of tax:
Net unrealized gains on investments	1,064	209	1,133
Cash flow hedges	—	(5)	31
Foreign currency translation adjustment	38,184	(1,826)	3,037
Pension and SERP liability adjustments	(124)	105	(280)

Comprehensive income	$621,570	$474,435	$287,450

Chase Paymentech

COMBINED STATEMENTS OF CHANGES IN OWNERS’ EQUITY

(In thousands)

	Total	Accumulated Other Comprehensive Income	Corporations			Partnerships and LLC’s
			Common Stock	Additional Paid-In Capital	Retained Earnings	Partners’ Capital and Members’ Equity
Balances at December 31, 2004 (unaudited)	$767,559	$21,358	—	$225,523	$105,188	$415,490
Net income	283,529	—	—	—	87,379	196,150
Other comprehensive income	3,921	3,921	—	—	—	—
Cash dividends and distributions	(191,952)	—	—	—	(60,145)	(131,807)
Non-cash distributions	(473)	—	—	—	—	(473)
Contributions	30,434	—	—	—	—	30,434
Integration of CMS (Note 1)	40,603	—	—	(122,426)	15,397	147,632
Stock issuance, repurchases and other	(60,612)	—	—	(62,544)	1,932	—

Balances at December 31, 2005 (unaudited)	$873,009	$25,279	$—	$40,553	$149,751	$657,426
Net income	475,952	—	—	—	91,387	384,565
Other comprehensive income (loss)	(1,517)	(1,517)	—	—	—	—
Cash dividends and distributions	(477,562)	—	—	—	(103,522)	(374,040)
Non-cash distributions	(610)	—	—	—	—	(610)
Contributions	95,641	—	—	—	—	95,641
Stock issuance, repurchases and other	(16,786)	—	—	(18,454)	1,605	63
Adjustment to initially apply SFAS 158, net of tax	(18)	(18)	—	—	—	—

Balances at December 31, 2006	$948,109	$23,744	$—	$22,099	$139,221	$763,045
Net income	582,446	—	—	—	114,885	467,561
Other comprehensive income	39,124	39,124	—	—	—	—
Cash dividends and distributions	(432,263)	—	—	—	(82,745)	(349,518)
Non-cash distributions	(137)	—	—	—	—	(137)
Contributions	21,058	—	—	—	—	21,058
Stock issuance, repurchases and other	(376)	—	—	(1,942)	398	1,168

Balances at December 31, 2007	$1,157,961	$62,868	$—	$20,157	$171,759	$903,177

Chase Paymentech

COMBINED STATEMENTS OF CASH FLOWS

For the years ended

(In thousands)

	December 31,
	2007	2006	2005 (unaudited)

Operating activities
Net income	$582,446	$475,952	$283,529
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,793	113,663	76,522
Deferred income taxes	4,510	9,286	4,214
Minority interest	191	398	1,606
Provision for doubtful accounts	7,240	8,512	8,530
Losses on investments	1,156	137	298
Other non-cash expense	5,549	5,661	2,728
Changes in operating assets and liabilities:
Receivables related to merchant processing	1,798,190	(1,729,913)	(846,071)
Accounts receivable	(81,186)	(19,390)	(41,426)
Prepaid expenses and other assets	(7,974)	25,893	(31,575)
Accounts payable	(2,140)	(5,786)	73,970
Liabilities related to merchant processing	428,061	1,604,049	804,559
Accrued assessments	(438)	4,680	2,360
Merchant deposits	(128,727)	64,769	139,501
Other accrued expenses and liabilities	(10,238)	39,509	28,126

Net cash provided by operating activities	2,663,433	597,420	506,871
Investing activities
Purchases of property and equipment	(66,190)	(50,823)	(33,494)
Purchases of merchant portfolios	(23,399)	(1,566)	(750)
Purchases of investments	(106,283)	(226,631)	(287,727)
Sales of investments	107,304	11,520	35,675
Maturities of investments	60,572	178,052	237,364

Net cash used in investing activities	(27,996)	(89,448)	(48,932)
Financing activities
Dividends and distributions	(432,459)	(478,152)	(193,795)
Capital contributions	21,058	95,641	—
Cash retained as a result of excess tax benefits relating to employee share-based awards	410	2,304	(2,661)
Proceeds from issuance of common stock related to employee share-based awards	1,112	2,471	1,840
Share repurchases related to employee share-based awards	(4,065)	(6,469)	(26,682)
Payments on short-term financing	—	(23,867)	—
Payments on long-term debt	(21,113)	(17,648)	(17,023)
Operating cash attributed to the integration of CMS on October 1, 2005	—	—	568,383

Net cash provided by (used in) financing activities	(435,057)	(425,720)	330,062
Effect of exchange rate changes on cash and cash equivalents	11,713	270	967

Increase in cash and cash equivalents	2,212,093	82,522	788,968
Cash and cash equivalents at beginning of year	1,315,890	1,233,368	444,400

Cash and cash equivalents at end of year	$3,527,983	$1,315,890	$1,233,368

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

Chase Paymentech—U.S. Operations
Chase Paymentech Solutions, LLC	LLC (formed in Delaware in 1996)
Subsidiaries:
Merchant-Link, LLC	LLC (formed in Delaware in 1999)
Paymentech Salem Services, LLC	LLC (formed in Delaware in 2003)
S3 Financial Services, LLC	LLC (formed in Delaware in 2005)
Chase Alliance Partners, LLC	LLC (formed in Delaware in 2007)
Paymentech, LLC	LLC (formed in Delaware in 2007)

Chase Paymentech—Canadian Operations
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

The aggregate beneficial ownership in Chase Paymentech is approximately 51% ownership by JPMorgan Chase and approximately 49% ownership by FDC. On September 24, 2007, FDC was acquired by Kohlberg Kravis Roberts & Co (KKR). KKR’s acquisition of FDC is a change in control, which gives JPMorgan Chase the option to terminate the Company. On May 23, 2008, FDC and JPMorgan Chase entered into an agreement (the “Separation Agreement”) to end the joint ownership of the Company. The Separation Agreement allows for each owner to receive their ownership share of the Company’s net assets including merchant contracts, by value, and their share of sales and certain service professionals. The separation is anticipated to occur prior to December 31, 2008. The accompanying financial statements do not include any adjustments that might result from the outcome of this transaction.

Chase Paymentech

NOTES TO COMBINED FINANCIAL STATEMENTS

For the years ended December 31, 2007 and 2006 and

the year ended December 31, 2005 (unaudited) (Continued)

With respect to FDC’s ownership interest in Chase Paymentech, the Company met the significant subsidiary test provided in SEC Regulation S-X Rule 1-02(w), in that FDC’s equity earnings in the Company exceeded 20% of FDC’s consolidated income from continuing operations before income taxes for the period from January 1, 2007 through September 24, 2007 (the predecessor period), and for the year ended December 31, 2006. In accordance with SEC Regulation S-X Rule 3-09, these combined financial statements are filed with FDC’s Form 10-K as part of Item 15(c). The Company did not meet the significant subsidiary test for the year ended December 31, 2005, as FDC’s equity earnings in the Company did not exceed the 20% threshold in SEC Regulation S-X Rule 1- 02(w). While the combined financial statements present financial information for the year ended December 31, 2005, this information is unaudited because the Company was not audited in its combined form for that period.

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

U.S. Operations

Chase Paymentech Solutions, LLC (Chase Paymentech—U.S. or the Company’s U.S. operations), formerly Banc One Payment Services, L.L.C. (BOPS), and its subsidiaries comprise the Company’s U.S.-based operations. Chase Paymentech—U.S. is a joint venture beneficially owned by FDC and JPMorgan Chase, through direct investments as well as through investments in FDC Offer Corp. and CMS. Each of these members in the joint venture hold membership interests which are of a single class and have substantially the same rights and privileges.

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

Chase Paymentech

NOTES TO COMBINED FINANCIAL STATEMENTS

For the years ended December 31, 2007 and 2006 and

the year ended December 31, 2005 (unaudited) (Continued)

The results of the Company’s U.S. operations and cash flows included in the accompanying combined financial statements for the nine month period ended on September 30, 2005 represent the historical results of BOPS. The financial position, results of operations, changes in owners’ equity and cash flows for all periods presented subsequent to October 1, 2005 reflect the operations of Chase Paymentech—U.S. in its current form.

Canadian Operations

Chase Paymentech Solutions (Chase Paymentech—Canada or the Company’s Canadian operations), formerly Paymentech Canada, is a joint venture beneficially owned by FDC and JPMorgan Chase and comprises the Company’s entire Canadian operations. Each of the partners in the joint venture holds partnership interests which are of a single class and have the same rights and privileges.

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Reclassifications

Certain activities related to the Company’s investments have been reclassified in the Company’s combined statements of cash flows in order to present gross cash flows from purchases, sales and maturities of investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. As a result, cash flows from operating activities and investing activities differ from previously filed documents, which presented these activities on a net basis. Certain eliminations of the Company’s intercompany activities have been reclassified to each of the appropriate components of owners’ equity in the Company’s combined statements of changes in owners’ equity. Although these reclassifications do not affect owners’ equity in total, the components of owners’ equity differ from

Chase Paymentech

NOTES TO COMBINED FINANCIAL STATEMENTS

For the years ended December 31, 2007 and 2006 and

the year ended December 31, 2005 (unaudited) (Continued)

previously filed documents, which presented these eliminations separately. These reclassifications did not impact the combined balance sheets and statements of income and comprehensive income. The Company’s deferred contract incentives have been reclassified from current to non-current assets and certain liabilities, primarily related to the Company’s deferred compensation, long-term incentive, and pension benefit plans, have been reclassified from current to non-current liabilities in the Company’s combined balance sheets. The change in classification to non-current reflects the long-term nature of the respective asset or liability. As a result, total current assets and total current liabilities differ from previously filed documents. These reclassifications did not impact total assets, total liabilities or the combined statements of income and comprehensive income. Management does not believe that these reclassifications are material to the combined financial statements.

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

the year ended December 31, 2005 (unaudited) (Continued)

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

the year ended December 31, 2005 (unaudited) (Continued)

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

Other Liabilities

Other liabilities consist primarily of accrued liabilities for employee benefit plans, including the defined benefit pension plan, Supplemental Executive Retirement Plan (SERP), deferred compensation plan and long-term incentive plan. The Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158) as of December 31, 2006 for its pension plan and SERP. SFAS 158 requires a company to recognize the funded status of a benefit plan as an asset or liability in its statement of financial position and to recognize previously unrecognized gains/(losses) and prior service costs as components of comprehensive income, net of tax. The effect of applying the recognition provisions of SFAS 158 to the Company’s pension plan was a $28 thousand (pre-tax) decrease in intangible assets related to unrecognized prior service costs and a corresponding increase in accumulated other comprehensive income on the combined balance sheet as of December 31, 2006.

Minority Interest

Minority interest represents the minority stockholders’ proportionate share of the equity and earnings of Paymentech, Inc. Minority interest represented 0.2%, 0.3% and 0.8% of Paymentech, Inc.’s outstanding stock at December 31, 2007, 2006, and 2005, respectively.

Cash Flow Hedges

The Company’s Canadian operations utilize forward contracts to hedge exposure to foreign currency fluctuations in the exchange rate for U.S. dollars. Derivative instruments are accounted for as cash flow hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (SFAS 133). The Company includes derivatives in prepaid expenses and other current assets or other accrued expenses, as

Chase Paymentech

NOTES TO COMBINED FINANCIAL STATEMENTS

For the years ended December 31, 2007 and 2006 and

the year ended December 31, 2005 (unaudited) (Continued)

appropriate, on the combined balance sheets at fair value. Changes in the fair value of derivative contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive income, and reclassified into foreign currency exchange in the combined statements of income and comprehensive income when the underlying hedged item affects earnings.

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

the year ended December 31, 2005 (unaudited) (Continued)

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

NOTE 3—NEW ACCOUNTING PRONOUNCEMENTS

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

The Fair Value Option

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 gives entities the ability to elect to measure many financial instruments and certain other items at fair value. The fair value

Chase Paymentech

NOTES TO COMBINED FINANCIAL STATEMENTS

For the years ended December 31, 2007 and 2006 and

the year ended December 31, 2005 (unaudited) (Continued)

election is made on an instrument by instrument basis and is irrevocable. Unrealized gains and losses on items elected for fair value accounting are reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. At this time, the Company does not anticipate electing the fair value option.

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

NOTE 4—PROPERTY AND EQUIPMENT

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

the year ended December 31, 2005 (unaudited) (Continued)

NOTE 5—COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space and certain equipment under operating leases with remaining terms ranging up to eleven years. The office space leases contain renewal options and generally require the Company to pay certain operating expenses.

Future minimum lease commitments under non-cancelable leases as of December 31, 2007 are as follows (in thousands):

2008	$ 8,645
2009	8,970
2010	9,631
2011	8,990
2012	9,122
Thereafter	33,169

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

the year ended December 31, 2005 (unaudited) (Continued)

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

NOTE 6—ALLOWANCE FOR DOUBTFUL ACCOUNTS

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

the year ended December 31, 2005 (unaudited) (Continued)

NOTE 7—GOODWILL AND INTANGIBLE ASSETS

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

the year ended December 31, 2005 (unaudited) (Continued)

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

The following table presents the Company’s estimated amortization expense relating to intangible assets as of December 31, 2007, for the following years ending December 31, (in thousands):

2008	$ 17,448
2009	13,444
2010	11,989
2011	11,284
2012	9,492
Thereafter	9,291

$72,948

NOTE 8—FAIR VALUE OF FINANCIAL INSTRUMENTS

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

the year ended December 31, 2005 (unaudited) (Continued)

NOTE 9—MARKETABLE AND OTHER SECURITIES

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

the year ended December 31, 2005 (unaudited) (Continued)

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

the year ended December 31, 2005 (unaudited) (Continued)

NOTE 10—DEBT

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

NOTE 11—CASH FLOW HEDGES

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

NOTE 12—INCOME TAXES

The components of pretax income excluding minority interest are as follows (in thousands):

	For the years ended December 31,
	2007	2006	2005
Income before income taxes and minority interest—domestic	$638,157	$535,640	$350,123
Income before income taxes and minority interest—foreign	24,893	12,476	(3,413)

Total	$663,050	$548,116	$346,710

Chase Paymentech

NOTES TO COMBINED FINANCIAL STATEMENTS

For the years ended December 31, 2007 and 2006 and

the year ended December 31, 2005 (unaudited) (Continued)

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

the year ended December 31, 2005 (unaudited) (Continued)

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

NOTE 13—SEGMENT REPORTING

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

the year ended December 31, 2005 (unaudited) (Continued)

The Company’s Canadian operations process electronic payments of credit and debit card transactions, including the rental of point-of-sale equipment for merchants in Canada.

Financial information for the Company’s operating segments is summarized as follows (in thousands):

	As of and for the year ended December 31, 2007
	U.S.	Canada	Corporate and eliminations	Combined
Revenues:
Transaction and processing services	$1,170,621	$81,790	$—	$1,252,411
Transaction and processing services—inter-segment	17,152	—	(17,152)	—
Point-of-sale equipment and supplies	3,777	30,044	—	33,821

Total segment reporting revenues	$1,191,550	$111,834	$(17,152)	$1,286,232

	As of and for the year ended December 31, 2007
	U.S.	Canada	Corporate and eliminations	Combined
Interest and other, net	$76,425	$1,445	$21	$77,891
Depreciation and amortization	43,861	22,932	—	66,793
Income before income taxes and minority interest	638,634	24,813	(397)	663,050
Provision for income taxes	11,674	—	68,739	80,413
Total assets	6,291,384	417,137	(16,161)	6,692,360
Goodwill	247,549	146,592	—	394,141
Long-lived assets, net	96,518	79,462	—	175,980
Expenditures for long-lived assets	56,977	32,612	—	89,589

	As of and for the year ended December 31, 2006
	U.S.	Canada	Corporate and Eliminations	Combined
Revenues:
Transaction and processing services	$1,112,781	$66,892	$—	$1,179,673
Transaction and processing services—inter-segment	15,032	—	(15,032)	—
Point-of-sale equipment and supplies	1,477	25,433	—	26,910

Total segment reporting revenues	$1,129,290	$92,325	$(15,032)	$1,206,583

Interest and other, net	$66,790	$(701)	$741	$66,830
Depreciation and amortization	94,358	19,305	—	113,663
Income before income taxes and minority interest	535,461	12,476	179	548,116
Provision for income taxes	8,556	—	63,210	71,766
Total assets	5,731,888	463,806	(14,745)	6,180,949
Goodwill	247,549	124,735	—	372,284
Long-lived assets, net	83,410	62,741	—	146,151
Expenditures for long-lived assets	40,826	11,563	—	52,389

Chase Paymentech

NOTES TO COMBINED FINANCIAL STATEMENTS

For the years ended December 31, 2007 and 2006 and

the year ended December 31, 2005 (unaudited) (Continued)

	As of and for the year ended December 31, 2005
	U.S.	Canada	Corporate and Eliminations	Combined
Revenues:
Transaction and processing services	$728,255	$56,055	$—	$784,310
Transaction and processing services—inter-segment	14,066	—	(14,066)	—
Point-of-sale equipment and supplies	1,974	22,814	—	24,788

Total segment reporting revenues	$744,295	$78,869	$(14,066)	$809,098

Interest and other, net	$31,425	$(6,104)	$1,338	$26,659
Depreciation and amortization	60,285	16,237	—	76,522
Income (loss) before income taxes and minority interest	350,423	(3,413)	(300)	346,710
Provision for income taxes	4,165	—	57,410	61,575
Total assets	4,133,085	383,679	(88,414)	4,428,350
Goodwill	247,549	125,014	—	372,563
Long-lived assets, net	135,488	70,396	—	205,884
Expenditures for long-lived assets	22,017	12,227	—	34,244

NOTE 14—BENEFIT PLANS

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

the year ended December 31, 2005 (unaudited) (Continued)

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

the year ended December 31, 2005 (unaudited) (Continued)

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

the year ended December 31, 2005 (unaudited) (Continued)

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

the year ended December 31, 2005 (unaudited) (Continued)

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

the year ended December 31, 2005 (unaudited) (Continued)

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

NOTE 15—SHARE-BASED PAYMENT

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

the year ended December 31, 2005 (unaudited) (Continued)

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

the year ended December 31, 2005 (unaudited) (Continued)

The intrinsic value of options outstanding and exercisable as of December 31, 2007 was $5.6 million. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006, and 2005, was $1.9 million, $3.9 million, and $9.0 million, respectively.

NOTE 16—SUPPLEMENTAL CASH FLOW INFORMATION

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

NOTE 17—RELATED PARTIES

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

the year ended December 31, 2005 (unaudited) (Continued)

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

the year ended December 31, 2005 (unaudited) (Continued)

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

the year ended December 31, 2005 (unaudited) (Continued)

NOTE 18—OWNERS’ EQUITY

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

the year ended December 31, 2005 (unaudited) (Continued)

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

FIRST DATA CORPORATION (Registrant)

By:	/s/ MICHAEL D. CAPELLAS
Michael D. Capellas Chief Executive Officer and Chairman of the Board
Date: March 31, 2009

By:	/s/ PHILIP M. WALL
Philip M. Wall Executive Vice President and Chief Financial Officer
Date: March 31, 2009